Form 10-Q
period 2010-09-30
BOK FINANCIAL CORP ET AL
filed 2010-11-01
CIK 875357

As filed with the Securities and Exchange Commission on November 1, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,091,126 shares of common stock ($.00006 par value) as of September 30, 2010.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2010

Index

Part I. Financial Information
Management’s Discussion and Analysis (Item 2)	1
Market Risk (Item 3)	46
Controls and Procedures (Item 4)	48
Consolidated Financial Statements – Unaudited (Item 1)	49
Nine Month Financial Summary – Unaudited (Item 2)	85
Quarterly Financial Summary – Unaudited (Item 2)	86
Quarterly Earnings Trend – Unaudited	88

Part II. Other Information
Item 1. Legal Proceedings	89
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 6. Exhibits	89
Signatures	90

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $64.3 million or $0.94 per diluted share for the third quarter of 2010, compared to $63.5 million or $0.93 per diluted share for the second quarter of 2010 and $50.7 million or $0.75 per share for the third quarter of 2009.  Net income for the nine months ended September 30, 2010 totaled $187.9 million or $2.75 per diluted share compared with net income of $157.8 million or $2.33 per diluted share for the nine months ended September 30, 2009.

Net income for the first quarter of 2010 included a $6.5 million or $0.10 per diluted share day-one gain from the purchase of the rights to service $4.2 billion of residential mortgage loans on favorable terms.  Net income for the second quarter of 2009, included a $7.7 million or $0.11 per share special assessment by the Federal Deposit Insurance Corporation (“FDIC”).

Highlights of the third quarter of 2010 included:

•
Net interest revenue totaled $180.7 million for the third quarter of 2010 compared to $180.5 million for the third quarter of 2009 and $182.1 million for the second quarter of 2010.  Net interest margin was 3.50% for the third quarter of 2010, 3.63% for the third quarter of 2009 and 3.63% for the second quarter of 2010.  Net interest margin narrowed during the third quarter of 2010 as cash flows from our securities portfolio are reinvested at lower rates.

•
Fees and commissions revenue totaled $136.9 million for the third quarter of 2010, up $17.0 million over the third quarter of 2009 and up $8.8 million over the previous quarter.  Mortgage banking increased $16.0 million over the third quarter of 2009 and $10.9 million over the second quarter of 2010 due to increased loan production volume.  Deposit service charges decreased by $6.2 million compared to the third quarter of 2009 and $4.5 million compared to the second quarter of 2010 primarily as a result of changes in federal regulations concerning overdraft fees.

•
Increased prepayment speeds adversely affected the value of our mortgage servicing rights in the third quarter of 2010.  Changes in the fair value of mortgage servicing rights, net of economic hedge, decreased pre-tax net income for the third quarter of 2010 by $7.9 million, compared to an increase in pre-tax net income for the third quarter of 2009 of $579 thousand and an increase in pre-tax net income of $3.0 million in the second quarter of 2010.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $189.2 million, up $13.5 million over the third quarter of 2009 and up $2.8 million from the previous quarter.  Net losses and operating expenses on repossessed assets increased $3.7 million over the third quarter of 2009 and decreased $5.8 million compared to the prior quarter.  Personnel expenses increased $3.2 million over the third quarter of 2009 and $4.2 million over the second quarter 2010, primarily due to higher incentive compensation expense.

•
Combined reserves for credit losses totaled $314 million or 2.91% of outstanding loans at September 30, 2010 and $315 million or 2.89% of outstanding loans at June 30, 2010.  Net loans charged off and provision for credit losses were $20.1 million and $20.0 million, respectively, for the third quarter of 2010 compared to $36.0 million and $55.1 million, respectively for the third quarter of 2009 and $35.6 million and $36.0 million, respectively, for the second quarter of 2010.

•
Nonperforming assets totaled $421 million or 3.85% of outstanding loans and repossessed assets at September 30, 2010, down from $461 million or 4.19% of outstanding loans and repossessed assets at June 30, 2010.  Newly identified nonaccruing loans totaled $30 million for the third quarter of 2010 and $58 million for the second quarter of 2010.

•
Available for sale securities totaled $9.6 billion at September 30, 2010, up $333 million since June 30, 2010.  Other-than-temporary impairment charges on certain privately-issued residential mortgage-backed and municipal debt securities reduced pre-tax income by $14.3 million in the third quarter of 2010, $3.4 million during the third quarter of 2009 and $2.6 million during the second quarter of 2010.  Our loss estimates on these securities were adversely affected by an expectation of a more prolonged period of relatively high unemployment and increased loss severity.

•
Outstanding loan balances were $10.8 billion at September 30, 2010, down $77 million since June 30, 2010.  Commercial loans decreased $40 million, commercial real estate loans decreased $18 million and consumer loans decreased $69 million, partially offset by a $50 million increase in residential mortgage loans.  Unfunded commercial loan commitments were largely unchanged for the quarter.

•	Total period-end deposits increased $735 million during the third quarter of 2010 to $16.8 billion due primarily to growth in interest-bearing transaction and demand deposits.

•
Tangible common equity ratio increased to 8.96% at September 30, 2010 from 8.88% at June 30, 2010 due to an increase in the fair value of the securities portfolio and retained earnings growth.  The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) minus intangible assets and equity that does not benefit common shareholders such as preferred equity and equity provided by the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program.  BOK Financial chose not to participate in the TARP Capital Purchase Program.  The Company and each of its subsidiary banks exceeded the regulatory definition of well capitalized.  The Company’s Tier 1 capital ratios as defined by banking regulations were 12.30% at September 30, 2010 and 11.90% at June 30, 2010.

•
The Company paid a cash dividend of $16.9 million or $0.25 per common share during the third quarter of 2010.  On October 26, 2010, the board of directors declared a cash dividend of $0.25 per common share payable on or about December 1, 2010 to shareholders of record as of November 17, 2010.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act” or “the Act”) was signed into law, giving federal banking agencies authority to increase the minimum deposit insurance fund ratio, increase regulatory capital requirements, impose additional rules and regulations over consumer financial products and services and limit the amount of interchange fee that may be charged in an electronic debit transaction.   In addition, the Act makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand deposit accounts.  It also repeals prohibitions on payment of interest on demand deposits, which could impact how interest is paid on business transactions and other accounts.  We continue to assess the impact of the complex provisions of the Dodd-Frank Act and will work with our applicable regulatory agencies as they undertake the extensive process of developing detailed regulation to implement the Act in the coming months or years.  The effect of this legislation on fee income and operating expenses could be significant but cannot be accurately quantified at this time.

On September 12, 2010 the Group of Governors and Head of Supervision (“GHOS”), the oversight body of the Basel Committee on Banking Supervision announced changes to strengthen existing capital and liquidity requirements of internationally active banking organizations.  The Basel Committee on Banking Supervision provides an international forum for regular cooperation on banking supervisory matters by its members, including the United States and other large developed countries and the GHOS is composed of central bank governors and heads of supervision from its member countries.  The GHOS agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  The timing and extent to which these changes will be effective for banking organizations that are not internationally active, like BOK Financial Corporation, has not been determined.  Our current capital appears to be well in excess of the preliminary standards.

Results of Operations

Net Interest Revenue and Net Interest Margin

Net interest revenue totaled $180.7 million for the third quarter of 2010, compared to $180.5 million for the third quarter of 2009 and $182.1 million for the second quarter of 2010.  The increase in net interest revenue compared to the third quarter of 2009 was due primarily to growth in average earning assets largely offset by a decrease in net interest margin.  The decrease in net interest revenue from the second quarter of 2010 was due primarily to a decrease in net interest margin primarily due to lower securities portfolio yield.

Average earning assets for the third quarter of 2010 increased $893 million or 4% compared to the third quarter of 2009.  Available for sale securities, which consist largely of U.S. government agency issued residential mortgage-backed securities, increased $1.5 billion.  We purchased these securities to supplement earnings, especially in a period of declining loan demand, and to manage interest rate risk.  Loans, net of allowances for loan losses, decreased $1.1 billion compared to the third quarter of 2009.   With exception of residential mortgage loans, all other major loan categories decreased largely due to reduced customer demand and normal repayment trends.

Growth in average earning assets was funded by a $1.4 billion increase in average deposits.  Interest-bearing transaction accounts increased $1.5 billion and demand deposits were up $439 million over the third quarter of 2009.  Time deposits decreased $631 million as we continued to decrease brokered deposits and other higher costing time deposits.  Borrowed funds decreased $765 million.

Average earning assets increased $507 million compared to the previous quarter.  Average securities increased $546 million due to a $379 million increase in available for sale securities and a $166 million increase in mortgage trading securities which we use as an economic hedge of our mortgage servicing rights.  Average outstanding loans, net of allowance for loan losses, decreased $105 million.  Commercial, commercial real estate and consumer loan categories each decreased in the third quarter of 2010.  Residential mortgage loans increased $44 million over the second quarter of 2010.  Average deposits increased $661 million, including a $412 million increase in interest-bearing transaction accounts, a $171 million increase in demand deposits and a $73 million increase in time deposits.  Average balances of borrowed funds decreased $415 million.

Net interest margin was 3.50% for the third quarter of 2010 and 3.63% for both the third quarter of 2009 and second quarter of 2010.  The decrease in net interest margin was due largely to lower yield on our securities portfolio.  The securities portfolio yield was 3.32% for the third quarter of 2010, 4.21% for the third quarter of 2009 and 3.60% for the second quarter of 2010.  Current low interest rates have increased the prepayment speed of our mortgage-backed securities.  Cash flows from this portfolio are reinvested at lower rates.  During the third quarter of 2010, approximately $600 million previously invested in securities that yielded 3.80% were reinvested in securities that yield 2.30%.  We expect this trend to continue.

The tax-equivalent yield on earning assets was 4.19% for the third quarter of 2010, down 35 basis points from the third quarter of 2009.  Securities portfolio yields were down 89 basis points.  Loan yields increased 23 basis points to 5.01%.  Funding costs were down 23 basis points from the third quarter of 2009.  The cost of interest-bearing deposits decreased 23 basis points and the cost of other borrowed funds increased 1 basis point.

The tax-equivalent yield on earning assets for the third quarter of 2010 was down 14 basis points from the second quarter of 2010.  Yield on the securities portfolio dropped by 28 basis points.  Loan portfolio yields were up 4 basis points.  The cost of interest-bearing liabilities was down 1 basis point from the previous quarter.

The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 17 basis points for the third quarter of 2010 compared with 18 basis points for the third quarter of 2009 and 15 basis points for the preceding quarter of 2010.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report.  Approximately two-thirds of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year.  These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans.  The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities.  Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities.  The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.  To the extent that intermediate and longer term interest rates remain at extremely low levels, mortgage-related security prepayments may accelerate putting additional downward pressure on the securities portfolio yield and on net interest margin as discussed above.  We also use derivative instruments to manage our interest rate risk.  Interest rate swaps with a combined notional amount of $30 million convert fixed rate liabilities to floating rate based on LIBOR.  Net interest revenue increased $1.1 million for the third quarter of 2010, $2.7 million for the third quarter of 2009 and $1.0 million for the second quarter of 2010 from periodic settlements of these contracts.  This increase in net interest revenue contributed 2 basis points to net interest margin in the third quarter of 2010, 5 basis points in the third quarter of 2009 and 2 basis points in the second quarter of 2010.  Derivative contracts are carried on the balance sheet at fair value.  Changes in fair value of these contracts are reported in income as derivatives gains or losses in the Consolidated Statements of Earnings.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 – Volume / Rate Analysis
(In thousands)
	Three Months Ended			Nine Months Ended
	September 30, 2010 / 2009			September 30, 2010 / 2009
		Change Due To (1)			Change Due To (1)
			Yield /			Yield
	Change	Volume	Rate	Change	Volume	/Rate
Tax-equivalent interest revenue:
Securities	$(2,741)	$17,093	$(19,834)	$(4,115)	$107,007	$(111,122)
Trading securities	(201)	46	(247)	(750)	(1,297)	547
Loans	(6,153)	(11,526)	5,373	(30,301)	(75,468)	45,167
Funds sold and resell agreements	(14)	(12)	(2)	(42)	(29)	(13)
Total	(9,109)	5,601	(14,710)	(35,208)	30,213	(65,421)
Interest expense:
Transaction deposits	(1,801)	2,137	(3,938)	(10,401)	16,351	(26,752)
Savings deposits	(18)	24	(42)	133	30	103
Time deposits	(7,255)	(3,180)	(4,075)	(41,927)	(17,042)	(24,885)
Federal funds purchased and repurchase agreements	191	(49)	240	(413)	369	(782)
Other borrowings	(756)	(654)	(102)	(3,141)	(470)	(2,671)
Subordinated debentures	106	2	104	9	7	2
Total	(9,533)	(1,720)	(7,813)	(55,740)	(755)	(54,985)
Tax-equivalent net interest revenue	424	7,321	(6,897)	20,532	30,968	(10,436)
Change in tax-equivalent adjustment	(170)			(1,016)
Net interest revenue	$254			$19,516
 (1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $137.7 million for the third quarter of 2010 compared to $131.8 million for the third quarter of 2009 and $157.4 million for the second quarter of 2010.

Fees and commissions revenue increased $17.0 million or 14% compared with the third quarter of 2009.  Net gains on securities, derivatives and other assets decreased $147 thousand.  Other-than-temporary impairment charges recognized in earnings were $10.9 million greater compared to the third quarter of 2009.

Other operating revenue decreased $19.8 million compared to the second quarter of 2010.  Fees and commissions revenue increased $8.8 million.  Net gains on securities, derivatives and other assets decreased $16.9 million compared to the second quarter of 2010, including $14.4 million decrease on net gain (loss) on securities and derivatives held as an economic hedge of mortgage servicing rights.  Other-than-temporary impairment charges recognized in earnings were $11.7 million greater compared to the second quarter of 2010.

Table 2 – Other Operating Revenue
(In thousands)
	Three Months Ended September 30,		Increase	% Increase	Three Months Ended	Increase	% Increase
	2010	2009	(Decrease)	(Decrease)	June 30, 2010	(Decrease)	(Decrease)

Brokerage and trading revenue	$27,072	$24,944	$2,128	9%	$24,754	$2,318	9%
Transaction card revenue	28,852	26,264	2,588	10%	28,263	589	2%
Trust fees and commissions	16,774	16,315	459	3%	17,737	(963)	(5%)
Deposit service charges and fees	24,290	30,464	(6,174)	(20%)	28,797	(4,507)	(16%)
Mortgage banking revenue	29,236	13,197	16,039	122%	18,335	10,901	59%
Bank-owned life insurance	3,004	2,634	370	14%	2,908	96	3%
Other revenue	7,708	6,138	1,570	26%	7,374	334	5%
Total fees and commissions revenue	136,936	119,956	16,980	14%	128,168	8,768	7%
Gain (loss) on other assets, net	(1,331)	3,223	(4,554)	N/A	1,545	(2,876)	N/A
Gain (loss) on derivatives, net	4,626	(294)	4,920	N/A	7,272	(2,646)	N/A
Gain on available for sale securities	8,384	8,706	(322)	N/A	8,469	(85)	N/A
Gain on mortgage trading securities, net	3,369	3,560	(191)	N/A	14,631	(11,262)	N/A
Gain on securities, net	11,753	12,266	(513)	N/A	23,100	(11,347)	N/A
Total other-than-temporary impairment	(4,525)	(6,133)	1,608	N/A	(10,959)	6,434	N/A
Portion of loss recognized in other comprehensive income	9,786	(2,752)	12,538	N/A	(8,313)	18,099	N/A
Net impairment losses recognized in earnings	(14,311)	(3,381)	(10,930)	N/A	(2,646)	(11,665)	N/A
Total other operating revenue	$137,673	$131,770	$5,903	4%	$157,439	$(19,766)	(13%)

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 43% of total revenue for the third quarter of 2010, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives.  We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.  We expect continued growth in other operating revenue through offering new products and services and by expanding into markets outside of Oklahoma.  However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue increased $2.1 million or 9% compared to the third quarter of 2009.  Securities trading revenue totaled $15.7 million for the third quarter of 2010, up $620 thousand or 4%.   Higher lending activity

by our mortgage banking customers increased securities transaction volume in the third quarter of 2010.  Customer hedging revenue totaled $3.7 million for the third quarter of 2010, up $2.2 million or 148% over the third quarter of 2009 on greater energy price and interest rate volatility.  Retail brokerage revenue increased $72 thousand or 1% over the third quarter of 2009 to $5.6 million.  Investment banking revenue was $2.1 million for the third quarter of 2010, a $786 thousand decrease due to a decrease in the timing of investment banking activity compared to the third quarter of 2009.

Brokerage and trading revenue increased $2.3 million over the second quarter 2010 primarily on higher securities trading revenue and derivative fee income partially offset by decreased investment banking activity.  Interest rate volatility during the third quarter of 2010 increased trading volumes in mortgage-backed securities and interest rate derivative activities.  Retail brokerage fees also increased over the prior quarter.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of ATM locations and the number of merchants served.  Transaction card revenue totaled $28.9 million for the third quarter of 2010, up $2.6 million or 10% over the third quarter of 2009.  Check card revenue increased $1.0 million or 14% to $8.4 million and merchant discounts increased $1.0 million or 15% to $8.1 million on higher transaction volumes.  ATM network revenue increased $551 thousand or 5% over the third quarter of 2009.  Increased ATM transaction volumes were partially offset by a decrease in the average rate charged per transaction.  Transaction card revenue increased $589 thousand over the second quarter of 2010 primarily due to a higher volume of merchant discount fees and ATM network revenue.  Check card fees were also up.

Trust fees and commissions increased $459 thousand or 3% over the third quarter of 2009 to $16.8 million.  The revenue increase was due to increases in the fair value of trust assets and timing of fees related to our oil & gas property services, partially offset by lower balances in our proprietary mutual funds.  We continue to voluntarily waive administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment.  Waived fees totaled $858 thousand for the third quarter of 2010, $816 thousand for the second quarter of 2010 and $876 thousand for the third quarter of 2009.  The fair value of trust assets administered by the Company totaled $31.4 billion at September 30, 2010 compared to $29.9 billion at September 30, 2009 and $29.8 billion at June 30, 2010.  Trust fees and commissions decreased $963 thousand compared to the second quarter of 2010 due primarily to the seasonal nature of tax service fees.

Deposit service charges and fees decreased $6.2 million or 20% compared to the third quarter of 2009.  Overdraft fees decreased $4.9 million or 25% to $14.9 million.  The decrease in overdraft fees was primarily due to changes in federal regulations concerning overdraft charges which were effective July 1, 2010.  Commercial account service charge revenue also decreased $1.4 million or 16% to $7.2 million.  Customers kept greater commercial account balances which increased the earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances.  Deposit service charges and fees decreased $4.5 million compared to the prior quarter primarily due to federal regulations concerning overdraft charges.  This performance is consistent with our previously disclosed expectation that changes in overdraft regulations would decrease fee income by $10 million to $15 million over the second half of 2010.

Mortgage banking revenue more than doubled compared to the third quarter of 2009, increasing to $29.2 million for the third quarter of 2010 from $13.2 million for the third quarter of 2009.  Mortgage origination and marketing revenue increased $11.1 million or 139% over the third quarter of 2009.    Mortgage loans funded increased $341 million and net gains on mortgages sold in the secondary market increased.  Mortgage servicing revenue increased $5.0 million or 95% over the third quarter of 2009.  The outstanding principal balance of mortgage loans serviced for others increased $4.9 million primarily due to the purchase of the rights to service $4.2 billion of residential mortgage loans in the first quarter of 2010.  This purchase added servicing fee revenue of $3.5 million to both the second and third quarters of 2010.

Mortgage banking revenue was up $10.9 million or 59% over the second quarter of 2010 based on a $9.5 million increase in revenue from originating and marketing mortgage loans and a $1.4 million increase in mortgage servicing revenue.  Mortgage loans funding increased $337 million over the second quarter of 2010 and the outstanding principle balance of mortgage loans serviced for others increased $133 million.

Table 3 – Mortgage Banking Revenue
(In thousands)
	Three Months Ended September 30,				Three Months Ended
	2010	2009	Increase	% Increase	June 30, 2010	Increase	% Increase

Originating and marketing revenue	$19,070	$7,985	$11,085	139%	$8,764	$10,306	118%
Servicing revenue	10,166	5,213	4,953	95%	9,571	595	6%
Total mortgage revenue	$29,236	$13,198	$16,038	122%	$18,335	$10,901	59%

Mortgage loans funded during the quarter	$877,371	$536,173	$341,198	64%	$540,741	$336,630	62%
Mortgage loan refinances to total funded	64%	49%	N/A	N/A	34%	N/A	N/A

	September 30,
	2010	2009	Increase	% Increase	June 30, 2010	Increase	% Increase
Outstanding principal balance of mortgage loans serviced for other	$11,190,802	$6,339,764	$4,851,038	77%	$11,057,385	$133,417	12%

Net gains on securities, derivatives and other assets

We recognized $8.4 million of gains on sales of $596 million of available for sale securities in the third quarter of 2010, excluding securities held as an economic hedge of mortgage servicing rights.  Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure from rising interest rates.  We recognized $8.7 million of gains on sales of $377 million of available for sale securities in the third quarter of 2009 and $8.5 million of gains on sales of $595 million of available for sale securities in the second quarter of 2010.

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized other-than-temporary impairment losses on certain private-label residential mortgage-backed securities of $13.4 million in earnings during the third quarter of 2010 related to additional declines in projected cash flows as a result of expectations of a more prolonged period of relatively high unemployment and increased loss severity.

Mortgage trading securities and derivative contracts are held as an economic hedge of the changes in fair value of mortgage servicing rights that fluctuates due to changes in prepayment speeds and other assumptions as more fully described in Note 6 to the Consolidated Financial Statements.  Increased prepayment speeds as a result of the benchmark mortgage rate falling 40 basis points during the quarter, decreased the value of our mortgage servicing rights in the third quarter of 2010.

Table 4 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)
	Three Months Ended
	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009

Gain on mortgage hedge derivative contracts	$4,676	$7,800	$–
Gain on mortgage trading securities	3,369	14,631	3,560
Total gain on financial instruments held as an economic hedge of mortgage servicing rights	8,045	22,431	3,560
Loss on change in fair value of mortgage servicing rights	(15,924)	(19,458)	(2,981)
Gain (loss) on changes in fair value of mortgage servicing rights, net of gain on financial instruments held as an economic hedge	$(7,879)	$2,973	$579

Net interest revenue on mortgage trading securities	$5,710	$4,880	$2,695

In addition to the gain on mortgage hedge derivative contracts, net gains on derivatives includes fair value adjustments of derivatives used to manage interest rate risk and certain liabilities we have elected to carry at fair value.  Derivative instruments generally consist of interest rate swaps where we pay a variable rate based on LIBOR and receive a fixed rate.  The fair value of these swaps generally decrease in value resulting in a loss to the Company as interest rates rise and increase in value resulting in a gain to the Company as interest rates fall.  Certain certificates of deposit have been designated as reported at fair value.  This determination is made when the certificates of deposit are issued based on our intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate.  As interest rates fall, the fair value of these fixed-rate certificates of deposit generally increases and we recognize a loss.  Conversely, as interest rates rise, the fair value of these fixed-rate certificates of deposit generally decreases and we recognize a gain.

Other Operating Expense

Other operating expense for the third quarter of 2010 totaled $205.2 million, up $26.4 million or 15% over the third quarter of 2009.  Changes in the fair value of mortgage servicing rights increased operating expense $15.9 million in the third quarter of 2010 and $3.0 million in the third quarter of 2009.  Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $13.5 million or 8%.  Personnel expenses increased $3.2 million or 3%.   Net losses and operating expenses related to repossessed assets were up $3.7 million over the third quarter of 2009.  Remaining non-personnel operating expenses increased $6.6 million over the prior year.

Other operating expenses decreased $747 thousand compared to the second quarter of 2010.  Changes in the fair value of mortgage servicing rights increased operating expense $15.9 million in the third quarter of 2010 compared to $19.5 million in the second quarter of 2010.  Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $2.8 million or 1% over the previous quarter.  Personnel expenses increased $4.2 million over the second quarter of 2010 primarily due to higher incentive compensation expense.  Non-personnel expenses decreased $1.4 million compared to the previous quarter.

Table 5 – Other Operating Expense
(In thousands)
	Three Months			%	Three Months Ended		%
	Ended September 30,		Increase	Increase	June 30,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)	2010	(Decrease)	(Decrease)

Regular compensation	$60,339	$59,227	1,112	2%	$58,932	$1,407	2%
Incentive compensation:
Cash-based	23,910	20,835	3,075	15%	22,148	1,762	8%
Stock-based	2,927	3,808	(881)	(23%)	390	2,537	N/A
Total incentive compensation	26,837	24,643	2,194	9%	22,538	4,299	19%
Employee benefits	14,040	14,142	(102)	(1%)	15,584	(1,544)	(10%)
Total personnel expense	101,216	98,012	3,204	3%	97,054	4,162	4%
Business promotion	4,426	4,827	(401)	(8%)	4,945	(519)	(10%)
Professional fees and services	7,621	7,555	66	1%	6,668	953	14%
Net occupancy and equipment	16,436	15,884	552	3%	15,691	745	5%
Insurance	6,052	6,092	(40)	(1%)	5,596	456	8%
Data processing & communications	21,601	20,413	1,188	6%	21,940	(339)	(2%)
Printing, postage and supplies	3,648	3,716	(68)	(2%)	3,525	123	3%
Net losses & operating expenses of repossessed assets	7,230	3,497	3,733	N/A	13,067	(5,837)	N/A
Amortization of intangible assets	1,324	1,686	(362)	(21%)	1,323	1	–%
Mortgage banking costs	9,093	8,065	1,028	13%	10,380	(1,287)	(12%)
Change in fair value of mortgage servicing rights	15,924	2,981	12,943	N/A	19,458	(3,534)	N/A
Visa retrospective responsibility obligation	1,103	–	1,103	N/A	–	1,103	N/A
Other expense	9,491	6,004	3,487	58%	6,265	3,226	51%
Total other operating expense	$205,165	$178,732	26,433	15%	$205,912	$(747)	–%

Number of employees (full-time equivalent)	4,516	4,422	94	2%	4,428	88	2%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs increased $1.1 million or 2% over the third quarter of 2009 primarily due to standard annual merit increases which were effective in the second quarter of 2010.  The Company generally awards annual merit increases effective April 1st for a majority of its staff.

Incentive compensation increased $2.2 million or 9% compared to the third quarter of 2009.  Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions.  The $3.1 million increase in cash-based incentive compensation from the third quarter of 2009 included a $1.6 million increase in commissions related to brokerage and trading revenue.

The Company also provides stock-based incentive compensation plans.  Stock-based compensation plans include both equity and liability awards.  Compensation expense related to liability awards decreased $1.4 million compared with the third quarter of 2009 due to changes in the market value of BOK Financial common stock and other investments.  The market value of BOK Financial common stock decreased $2.34 per share in the third quarter of 2010 and increased $8.83 per share in the third quarter of 2009.  Compensation expense for equity awards increased $524 thousand compared with the third quarter of 2009.  Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense decreased $102 thousand or 1% compared to the third quarter of 2009 primarily due to decreased expenses related to employee retirement plans, payroll taxes and other benefits costs, mostly offset by an increase in medical insurance costs.  The Company self-insures a portion of its employee health care coverage and these costs may be volatile.

Personnel expense increased $4.2 million over the second quarter of 2010 primarily due to higher incentive compensation expense.  Regular compensation expense increased $1.4 million offset by a $1.5 million decrease in employee benefits expense.  Incentive compensation increased $4.3 million over the second quarter of 2010.  Stock-based compensation increased $2.5 million in the second quarter primarily due to changes in the market value of BOK Financial common stock and other investments.  Cash-based incentive compensation increased $1.8 million, including $610 thousand from commissions related to brokerage and trading revenue.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $10.3 million over the third quarter of 2009.  Net losses and operating expenses of repossessed assets increased $3.7 million.  Net losses from sales and write-downs of repossessed property increased $3.3 million based on our quarterly review of carrying values.  Operating expenses on repossessed assets increased $445 thousand.  Net losses on repossessed assets in the third quarter of 2010 included $3.6 million to write down properties in Texas and Colorado previously held for branch expansion.  Data processing and communications expense and mortgage banking costs increased on higher transaction volume. All other operating expenses increased $3.2 million.

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, decreased $1.4 million over the second quarter of 2010.  Net losses from sales and write-downs of repossessed property decreased $5.8 million based on our quarterly review of carrying values and operating expenses on repossessed assets decreased $728 thousand.  All other non-personnel operating expenses increased $4.4 million over the prior quarter.

The Company recorded a $1.1 million contingent liability in the third quarter of 2010 for the Company’s share of Visa’s covered litigation liabilities as a member of Visa.  This charge is expected to be offset in the fourth quarter of 2010.  On October 8, 2010, Visa deposited $800 million into the litigation escrow account for payment of this liability, further diluting the Company’s Class B shares.

Income Taxes

Income tax expense was $29.9 million or 32% of book taxable income for the third quarter of 2010 compared to $24.8 million or 32% of book taxable income for the third quarter of 2009 and $32.0 million or 33% of book taxable income for the second quarter of 2010.  During the third quarter of 2010, the statute of limitations expired on an uncertain income tax position and the Company adjusted its current income tax liability to amounts on filed tax returns for 2009.  Excluding these adjustments, income tax expense for the third quarter of 2010 would have been $32.2 million or 34% of book taxable income.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions.  Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.    The reserve for uncertain tax positions was approximately $11 million at September 30, 2010.

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

As shown in Table 6, net income attributable to our lines of business increased $24 million over the third quarter of 2009.   The increase in net income attributed to our lines of business was due primarily to a decrease in net loans charged off and an increase in other operating revenue compared to the third quarter of 2010, partially offset by an increase in operating expenses attributed to the lines of business.   Net interest revenue attributed to our lines of business improved due to continued growth in average deposits generated by our lines of business and sold to our funds management unit.  Net income attributed to funds management and other decreased compared to the third quarter of 2009 due to a decrease in the allocation of operating expenses to our lines of business as a result of a decline in transaction volumes and an increase in other-than-temporary impairment charges, partially offset by a decrease in the loan loss provision.

Table 6 – Net Income by Line of Business
(In thousands)
	Three Months Ended Sept. 30,		Nine Month Ended Sept. 30,
	2010	2009	2010	2009
Commercial banking	$27,484	$10,449	$52,272	$43,295
Consumer banking	10,441	2,427	37,037	18,476
Wealth management	2,018	3,047	8,702	10,266
Subtotal	39,943	15,923	98,011	72,037
Funds management and other	24,324	34,737	89,911	85,770
Total	$64,267	$50,660	$187,922	$157,807

Commercial Banking

Commercial banking contributed $27.5 million to consolidated net income in the third quarter of 2010, up $17.0 million from the third quarter of 2009.  The increase in commercial banking net income was primarily due to an $18.1 decrease in net loans charged off and lower operating expenses.

Table 7 – Commercial Banking
(Dollars in thousands)
	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)

NIR (expense) from external sources	$87,094	$87,067	$27		$257,120	$259,682	$(2,562)
NIR (expense) from internal sources	(11,942)	(15,219)	3,277		(37,110)	(41,169)	4,059
Total net interest revenue	75,152	71,848	3,304		220,010	218,513	1,497

Other operating revenue	32,999	32,789	210		96,461	100,051	(3,590)
Operating expense	52,170	56,697	(4,526)		153,301	166,728	(13,427)
Net loans charged off	9,716	27,819	(18,103)		60,572	76,832	(16,260)
Loss on repossessed assets, net	(1,283)	(3,020)	1,737		(17,046)	(4,145)	(12,901)
Income before taxes	44,982	17,101	27,880		85,552	70,859	14,693
Federal and state income tax	17,498	6,652	10,845		33,280	27,564	5,716

Net income	$27,484	$10,449	$17,035		$52,272	$43,295	$8,977

Average assets	$8,912,840	$9,847,655	$(934,815)		$9,027,723	$10,324,426	$(1,296,703)
Average loans	8,205,542	8,932,705	(727,163)		8,271,726	9,387,126	(1,115,400)
Average deposits	6,201,764	5,663,757	538,006		5,946,021	5,219,096	726,925
Average invested capital	1,048,239	1,075,226	(26,987)		1,010,839	1,063,994	(53,155)
Return on average assets	1.22%	0.42%	80	bp	0.77%	0.56%	21	bp
Return on invested capital	10.40%	3.86%	654	bp	6.91%	5.44%	147	bp
Efficiency ratio	48.24%	54.18%	(594	) bp	48.44%	52.34%	(390	) bp
Net charge-offs (annualized) to average loans	0.47%	1.24%	(77	) bp	0.98%	1.09%	(11	) bp

Net interest revenue increased $3.3 million or 5% over the third quarter of 2009, primarily on increased average deposit balances attributed to our commercial banking unit.  Average loan balances attributed to commercial banking decreased $727 million due to reduced customer demand and normal repayment trends, which decreased net interest revenue by $1.6 million.  This was offset by an improvement in loan spreads on loans attributable to commercial banking.

Other operating revenue was largely unchanged increasing 1% over the third quarter of 2009.  Transaction card revenue increased $1.7 million.  Service charges on commercial deposit accounts were down $1.5 million compared to the third quarter of 2009 as customers kept greater commercial deposit balances to increase their earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balance.

Operating expenses were down $4.5 million or 8% compared to the third quarter of 2009.  The decrease was primarily due to a $7.2 million decrease in costs allocated to the commercial banking segment primarily as a result of reduced lending activities, partially offset by $1.5 million of increased data processing costs related to higher transaction card volumes.

The average outstanding balance of loans attributed to commercial banking was $8.2 billion for the third quarter of 2010, down $727 million or 8% compared to the third quarter of 2009.  See Loans section following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the commercial banking segment.  Net commercial banking loans charged off decreased $18.1 million compared to the third quarter of 2009 to $9.7 million or 0.47% of average loans attributed to this line of business on an annualized basis.

Average deposits attributed to commercial banking were $6.2 billion for the third quarter of 2010, up $538 million or 9% over the third quarter of 2009.  Average balances attributed to our energy customers increased $255 million or 54%,  average treasury services deposit balances increased $179 million or 13%, average deposit balances attributable to our small business customers increased $151 million or 13% over the third quarter of 2009.

Consumer Banking

Consumer banking services are provided through four primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center and online internet banking.

Consumer banking contributed $10.4 million to consolidated net income for the third quarter of 2010, up $8.0 million compared to the third quarter of 2009.  Growth in net income was largely due to mortgage banking performance.  Net income from mortgage banking grew $4.9 million due to increased production and servicing revenue, partially offset by a decrease in the fair value of the mortgage servicing rights, net of economic hedge.   Net income from all other consumer banking activities increased $3.1 million.  Reduced operating expenses attributed to consumer banking offset a decrease in service charge income.

Table 8 – Consumer Banking
(Dollars in thousands)
	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)
NIR (expense) from external sources	$22,887	$15,064	$7,823		$64,058	$40,263	$23,795
NIR (expense) from internal sources	12,097	14,892	(2,795)		35,409	61,000	(25,591)
Total net interest revenue	34,984	29,956	5,028		99,467	101,263	(1,796)

Other operating revenue	57,342	43,578	13,764		151,051	138,495	12,556
Operating expense	60,012	63,755	(3,743)		178,215	190,143	(11,928)
Net loans charged off	6,583	7,079	(496)		19,859	18,316	1,543
Increase (decrease) in fair value of mortgage servicing rights	(15,924)	(2,981)	(12,943)		(21,450)	6,839	(28,289)
Gain (loss) on financial instruments, net	8,045	3,560	4,485		30,265	(8,758)	39,023
Gain (loss) on repossessed assets, net	(763)	693	(1,456)		(642)	859	(1,501)
Income before taxes	17,089	3,972	13,117		60,617	30,239	30,378
Federal and state income tax	6,648	1,545	5,103		23,580	11,763	11,817

Net income	$10,441	$2,427	$8,014		$37,037	$18,476	$18,561

Average assets	$6,304,499	$6,190,573	$113,926		$6,221,464	$6,164,170	$57,294
Average loans	2,114,019	2,303,654	(189,635)		2,133,966	2,524,782	(390,816)
Average deposits	6,177,740	6,089,389	88,352		6,112,910	6,064,533	48,377
Average invested capital	179,182	237,477	(58,295)		199,448	239,790	(40,342)
Return on average assets	0.66%	0.16%	50	bp	0.80%	0.40%	40	bp
Return on invested capital	23.12%	4.05%	1,907	bp	24.83%	10.30%	1,453	bp
Efficiency ratio	65.00%	86.70%	(2,170	) bp	71.14%	79.31%	(817	) bp
Net charge-offs (annualized) to average loans	1.24%	1.22%	2	bp	1.24%	0.97%	27	bp
Mortgage loans funded for resale	$830,050	$536,173	293,877		$1,752,819	$2,268,006	$(515,187)

	September 30, 2010	September 30, 2009	Increase (Decrease)
Branch locations	198	195	3
Mortgage loans serviced for others	$11,190,802	$6,339,764	$4,851,038

Net interest revenue from consumer banking activities increased $5.0 million or 17% over the third quarter of 2009 primarily due to an $88 million increase in average deposit balances.  Average earning assets were up 2% over the third quarter of 2009, including a $334 million increase in the mortgage trading securities portfolio which increased net interest revenue by $3.0 million.  Net interest revenue decreased $1.2 million related primarily to a $190 million decrease in average loan balances attributed to the consumer banking division due to continued pay-downs of indirect automobile loans.  The Company previously disclosed its decision to exit the indirect automobile loan business in the first quarter of 2009.

Other operating revenue increased $13.8 million or 32% over the third quarter of 2009 primarily due to a $16 million increase in mortgage banking revenue.  Revenue from originating and marketing mortgage loans increased $11 million on increased lending volumes and mortgage servicing revenue increased $5 million primarily due to the purchase of $4.2 billion of residential mortgage loan servicing rights in the first quarter of 2010.  Deposit service charges decreased $4.6 million primarily due to lower overdraft fees as a result of changes in banking regulations that became effective in the third quarter.

Operating expenses decreased $3.7 million or 6% compared to the third quarter of 2009, primarily due to a $5.5 million decrease in corporate expenses allocated to the consumer banking division, offset by increases in other operating expenses.

Net loans charged off by the consumer banking unit totaled $6.6 million in the third quarter of 2010 down from $7.1 million in the third quarter of 2009.  Net consumer banking charge-offs include residential mortgage loans, indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Average consumer deposits increased $88 million or 1% over the third quarter of 2009.  Average interest-bearing transaction accounts were up $318 million or 13% and average demand deposit accounts increased $111 million or 14% over the third quarter of 2009.  Higher-costing average time deposits decreased $357 million or 13% compared to the third quarter of 2009.  Movement of funds among the various types of consumer deposits was largely based on interest rates and product features offered.

Our Consumer Banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets.  During the third quarter of 2010, $831 million of mortgage loans were funded compared with $536 million funded in the third quarter of 2009.  Approximately 42% of our mortgage loans funded was in the Oklahoma market, 14% in the Colorado market, 14% in the New Mexico market and 13% in the Texas market.  In addition to the $11 billion of mortgage loans serviced for others, the Consumer banking division also services $813 million of loans for affiliated entities.  Approximately 95% of the mortgage loans serviced was to borrowers in our primary geographical market areas.  Mortgage servicing revenue increased to $10.2 million in the third quarter of 2010 from $5.2 million in the third quarter of 2009, primarily due to mortgage servicing rights purchased in the first quarter of 2010.

Changes in fair value of our mortgage loan servicing rights, net of economic hedge, decreased consumer banking pre-tax net income by $7.9 million in the third quarter of 2010 compared to an increase in pre-tax net income of $579 thousand in the third quarter of 2009.  Changes in the fair value of mortgage servicing rights and securities held as an economic hedge are due to movements in interest rates, actual and anticipated loan prepayment speeds and related factors.  Net interest revenue on mortgage trading securities totaled $5.7 million for the third quarter of 2010 and $2.7 million for the third quarter of 2009.

Wealth Management

Wealth Management contributed consolidated net income of $2.0 million, down $1.0 million or 34% compared to the third quarter 2009. The decrease in net income was primarily due to an increase in net loans charged off and increased operating expenses, partially offset by an increase in retail brokerage fees.

Table 9 – Wealth Management
(Dollars in thousands)
	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)
NIR (expense) from external sources	$7,533	$7,774	$(241)		$24,505	$17,319	$7,186
NIR (expense) from internal sources	3,178	2,026	1,152		8,590	15,352	(6,762)
Total net interest revenue	10,711	9,800	911		33,095	32,671	424

Other operating revenue	42,145	40,847	1,298		121,485	120,676	809
Operating expense	45,985	44,571	1,414		130,886	128,898	1,988
Net loans charged off	3,834	1,089	2,745		9,734	7,647	2,087
Gain on financial instruments, net	266	–	266		282	–	282
Income before taxes	3,303	4,987	(1,684)		14,242	16,802	(2,560)
Federal and state income tax	1,285	1,940	(655)		5,540	6,536	(996)

Net income	$2,018	$3,047	$(1,029)		$8,702	$10,266	$(1,564)

Average assets	$3,593,863	$2,833,228	$760,635		$3,413,492	$2,976,690	$436,802
Average loans	1,066,361	1,067,375	(1,014)		1,078,609	1,048,421	30,188
Average deposits	3,458,296	2,717,049	741,247		3,331,613	2,906,428	425,185
Average invested capital	173,870	200,015	(26,145)		183,351	196,358	(13,007)
Return on assets	0.22%	0.43%	(21	) bp	0.34%	0.46%	(12	) bp
Return on invested capital	4.60%	6.04%	(144	) bp	6.35%	6.99%	(64	) bp
Efficiency ratio	87.00%	88.00%	(100	) bp	84.67%	84.06%	61	bp
Net charge-offs (annualized) to average loans	1.43%	0.40%	103	bp	1.21%	0.98%	23	bp

	September 30, 2010	September 30, 2009	Increase (Decrease)
Trust assets	$31,460,021	$29,945,585	$1,514,436
Trust assets for which BOKF has sole or joint discretionary authority	10,848,068	10,886,389	(38,321)
Non-managed trust assets	11,796,253	11,027,840	768,413
Assets held in safekeeping	8,815,700	8,031,356	784,344

Net interest revenue for the third quarter of 2010 increased $911 thousand or 9% over the third quarter of 2009 primarily due to a $741 million increase in average deposits partially offset by a decrease in the yield on securities and loans.

Other operating revenue increased $1.3 million or 3% over the third quarter of 2009, primarily due to a $2.6 million increase in retail brokerage fees partially offset by a decrease in other fee income.  Trust fees were up 3% primarily due to increases in the fair value trust assets.

The Wealth Management division provides state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets.  The division participated in 19 underwritings that totaled approximately $1.2 billion during the third quarter of 2010. Our interest in these underwritings totaled approximately $344 million.

Operating expenses increased $1.4 million or 3% over the third quarter of 2009 primarily due to a $1.6 million increase in commissions related to brokerage and trading revenue.

Growth in average assets was largely due to funds sold to the funds management unit.  Funds provided by wealth management deposits, which are largely sold to the funds management unit, increased primarily due to an increase in interest bearing transaction accounts and demand deposits, offset by a decrease in higher costing time deposits.    The continued growth in wealth management deposits reflect continued movement of customer funds from managed money market products that were not on the Company’s balance sheet to deposits as well as customer relationship growth.  Average deposits provided by the wealth management division in the third quarter of 2010 increased $741 million compared over the third quarter of 2009.  Interest-bearing transaction accounts averaged $2.4 billion for the third quarter of 2010, an increase of $790 million or 47% over the third quarter of 2009.  Average time deposits were $705 million, down $108 million or 13% compared to last year.

Geographical Market Distribution

The Company secondarily evaluates performance by primary geographical market.  Loans are generally attributed to geographical markets based on the location of the customer and may not reflect the location of the underlying collateral.  Brokered deposits and other wholesale funds are not attributed to a geographical market.  Funds management and other also includes insignificant results of operations in locations outside our primary geographic regions.

Table 10 – Net Income by Geographic Region
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Oklahoma	$27,727	$18,678	$85,038	$70,754
Texas	7,845	3,930	19,997	13,316
New Mexico	1,724	873	4,849	4,923
Arkansas	1,613	2,154	2,058	8,479
Colorado	1,264	(6,666)	2,227	(8,138)
Arizona	(1,292)	(4,702)	(18,521)	(22,338)
Kansas / Missouri	1,624	1,698	3,491	5,073
Subtotal	40,505	15,965	99,139	72,069
Funds management and other	23,762	34,695	88,783	85,738
Total	$64,267	$50,660	$187,922	$157,807

Oklahoma Market

Oklahoma is a significant market to the Company.  Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas.  Approximately 51% of our average loans, 54% of our average deposits and 43% of our consolidated net income is attributed to the Oklahoma market.  In addition, all of our mortgage servicing activity, TransFund network and 76% of our trust assets are attributed to the Oklahoma market.

Table 11 – Oklahoma
(Dollars in thousands)
	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)

Net interest revenue	$62,626	$56,313	$6,313		$181,211	$178,023	$3,188

Other operating revenue	84,080	78,874	5,206		240,422	242,660	(2,238)
Operating expense	84,826	93,883	(9,057)		252,250	278,466	(26,216)
Net loans charged off	7,203	11,652	(4,449)		37,765	25,041	12,724
Increase (decrease) in fair value of mortgage service rights	(15,924)	(2,981)	(12,943)		(21,450)	6,839	(28,289)
Gain (loss) on financial instruments, net	8,311	3,560	4,751		30,547	(8,758)	39,305
Gain (loss) on repossessed assets, net	(1,684)	339	(2,023)		(1,537)	544	(2,081)
Income before taxes	45,380	30,570	14,810		139,178	115,801	23,377
Federal and state income tax	17,653	11,892	5,761		54,140	45,047	9,093

Net income	$27,727	$18,678	$9,049		$85,038	$70,754	$14,284

Average assets	$9,838,481	$8,682,705	$1,155,776		$9,571,475	$8,794,899	$776,576
Average loans	5,486,572	5,888,614	(402,042)		5,505,572	6,222,843	(717,271)
Average deposits	8,873,662	7,889,417	984,245		8,599,994	7,799,795	800,199
Average invested capital	563,069	573,617	(10,548)		537,064	570,560	(33,496)
Return on average assets	1.12%	0.85%	27	bp	1.19%	1.08%	11	bp
Return on invested capital	19.54%	12.92%	662	bp	21.17%	16.58%	459	bp
Efficiency ratio	57.82%	69.45%	(1,163	) bp	59.83%	66.19%	(636	) bp
Net charge-offs (annualized) to average loans	0.52%	0.79%	(27	) bp	0.92%	0.54%	38	bp
Net income generated in the Oklahoma market in the third quarter of 2010 increased $9.0 million or 48% over the third quarter of 2009.   Net interest revenue increased $6.3 million and other operating revenue increased $5.2 million. Other operating expense decreased $9.1 million and net loans charged off decreased $4.4 million.  Change in the fair value of the mortgage servicing rights, net of economic hedge decreased pre-tax net income by $7.9 million for the third quarter of 2010 and increased pre-tax net income by $579 thousand in the third quarter of 2009.

Net interest revenue increased $6.3 million over the third quarter of 2009.  Net interest revenue increased from improved loan spreads and a $984 million increase in average deposits attributed to the Oklahoma market.  Average loans attributed to the Oklahoma market decreased $402 million.

Other operating revenue increased $5.2 million or 7% compared to the third quarter of 2009.  Mortgage banking revenue increased $10.2 million over the third quarter of 2009.  Revenue from originating and marketing mortgages increased $5.2 million on increased funding volumes. Mortgage servicing revenue increased $5.0 million primarily due to the purchase of mortgage servicing rights in the first quarter of 2010.  Deposit service charges decreased $4.3 million primarily due to a decline in overdraft fees as a result of changes in banking regulations that became effective in the third quarter of 2010.

Other operating expenses decreased $9.1 million compared to the prior year, primarily due to a decrease in corporate expenses allocated to the Oklahoma market, partially offset by an increase in personnel expenses and data processing expenses on higher transaction volumes.

Net loans charged off totaled $7.2 million or 0.52% of average loans on an annualized basis for third quarter of 2010 compared with $11.7 million or 0.79% of average loans on an annualized basis for the third quarter of 2009.

Average deposits in the Oklahoma market for the third quarter of 2010 increased $984 million over the third quarter of 2009.  Commercial and wealth management units, including trust, broker/dealer and private banking increased over the prior year, partially offset by a decrease in consumer banking deposits.

Texas Market

Texas is our second largest market.  Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas.  Approximately 30% of our average loans, 23% of our average deposits and 12% of our consolidated net income is attributed to the Texas market.

Table 12 – Texas
(Dollars in thousands)
	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)

Net interest revenue	$33,603	$31,829	$1,774		$99,460	$100,377	$(917)

Other operating revenue	15,883	13,684	2,199		45,376	37,276	8,100
Operating expense	33,004	34,616	(1,612)		97,169	100,301	(3,132)
Net loans charged off	3,310	4,021	(711)		14,435	15,743	(1,308)
Loss on repossessed assets, net	(914)	(736)	(178)		(1,986)	(803)	(1,183)
Income before taxes	12,258	6,140	6,118		31,246	20,806	10,440
Federal and state income tax	4,413	2,210	2,203		11,249	7,490	3,759

Net income	$7,845	$3,930	$3,915		$19,997	$13,316	$6,681

Average assets	$4,520,503	$4,237,482	$283,021		$4,398,830	$4,069,445	$329,385
Average loans	3,302,591	3,504,839	(202,248)		3,328,363	3,679,562	(351,199)
Average deposits	3,939,111	3,791,236	147,875		3,825,178	3,602,594	222,584
Average invested capital	558,519	549,006	9,513		540,486	540,914	(428)
Return on average assets	0.69%	0.37%	32	bp	0.61%	0.44%	17	bp
Return on invested capital	5.57%	2.84%	273	bp	4.95%	3.29%	166	bp
Efficiency ratio	66.69%	76.06%	(937	) bp	67.09%	72.87%	(578	) bp
Net charge-offs (annualized) to average loans	0.40%	0.46%	(6	) bp	0.58%	0.57%	1	bp

Net income in the Texas market increased $3.9 million over the third quarter of 2009 primarily due to increased operating revenue and net interest revenue and decreased operating expenses and net loans charged off.

Net interest revenue increased $1.8 million or 6% over the third quarter of 2009 primarily due to a $148 million increase in average deposits attributed to the Texas market.  Average outstanding loans decreased $202 million or 6% compared to the third quarter of 2009.

Other operating revenue increased $2.2 million or 16% over the third quarter of 2009 primarily due to a $1.3 million increase in mortgage revenue on higher mortgage funding volumes.  Deposit service charges decreased $1.1 million due primarily to lower overdraft fees as a result of changes in banking regulation that became effective in the third quarter.  All other fee income categories increased over the third quarter 2009.

Operating expenses were down $1.6 million compared to the prior year primarily due to a decrease in corporate expenses allocated to the Texas market.  Personnel expenses were up 2% over the third quarter of 2009.

Net loans charged off totaled $3.3 million or 0.40% of average loans for third quarter of 2010 on an annualized basis, down from $4.0 million or 0.46% of average loans for the third quarter of 2009 on an annualized basis.

Other Markets

Net income attributable to our New Mexico market increased $851 thousand over the third quarter of 2009 to $1.7 million or 3% of consolidated net income.  Net interest income increased due to increased average deposits balances and other operating revenues increased over the prior year due to increased mortgage revenue on higher funding volumes, partially offset by lower overdraft fees.     Although we attribute all mortgage servicing to the Oklahoma market, the purchase of the rights to service $4.2 billion of residential mortgage loans in the first quarter of 2010 gives us the ability to further develop relationships with approximately 34 thousand additional customers, primarily located in the New Mexico market.  Other operating expenses decreased due to lower corporate cost allocations.

For the third quarter of 2010, net income in the Arkansas market decreased $541 thousand compared to 2009.  Net interest revenue decreased $378 thousand primarily due to an $80 million decrease in average loans.   Average deposits in our Arkansas market were up $43 million or 25% over the third quarter of 2009 due primarily to commercial banking deposits.  Wealth management and consumer deposits also increased over the third quarter of 2009.  Funds transfer pricing improved over the third quarter of 2009 for funds sold to the funds management unit.  Other operating revenue increased $3.4 million primarily on increased mortgage securities trading revenue at our Little Rock office.  Other operating expenses increased $2.9 million on higher incentive compensation costs related to trading activity and increased corporate cost allocations.  Net loans charged off increased to $1.3 million or 1.64% of average loans on an annualized basis from $733 thousand or 0.73% on an annualized basis in the third quarter of 2009. Losses on repossessed assets increased $405 thousand compared to the third quarter of 2009.

Net income attributed to our Colorado market increased $7.9 million to $1.3 million compared to a net loss of $6.7 million in the third quarter of 2009.  Net loans charged off decreased $9.8 million compared to the third quarter of 2009. Other operating revenue increased $1.7 million primarily on higher mortgage origination revenue.  Net interest income increased and operating expenses decreased.

Arizona market performance improved to a $1.3 million net loss in the third quarter of 2010 compared with a $4.7 million net loss in the third quarter of 2009.  Losses on repossessed assets and net loans charged off decreased $3.9 million compared to the third quarter of 2009.  Net interest revenue and operating revenue increased and operating expenses decreased from last year.   Average deposits continue to grow, increasing $33 million or 16% over the third quarter of 2009.  Average loans decreased $30 million or 5% compared to the prior year.

Consistent with plans when we first acquired Valley Commerce Bank in Phoenix in 2005, our objective is to focus on growth in commercial and small business lending in the Arizona market.  We expanded our commercial lending staff in this market and opened three new banking locations during 2009.  We have significantly scaled back commercial real estate lending activities which were not contemplated in our initial expansion into this market and exited the Tucson market in the first quarter of 2009 which we first entered in 2006.  Losses incurred during the first nine months of 2010 and all of 2009 are largely due to commercial real estate lending.  Outstanding loans attributed to the Arizona market increased $62 million or 14% from June 30, 2010.    Assets attributable to the Arizona market included $16 million of goodwill that may be impaired in future periods if these commercial and small business lending growth plans are unsuccessful.

Net income attributed to the Kansas / Missouri market was flat with the prior year.  Increased operating expenses compared to the prior year were mostly offset by increased net interest and other operating revenues.  Total average deposits increased $85 million or 50% over the third quarter of 2009. Average loans were down $1.5 million or 1% compared to the prior year.

Table 13 – New Mexico
(Dollars in thousands)
	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)

Net interest revenue	$8,138	$7,924	$214		$23,822	$24,690	$(868)

Other operating revenue	6,931	6,070	861		19,025	17,989	1,036
Operating expense	10,117	9,834	283		26,967	29,016	(2,049)
Net loans charged off	2,088	2,731	(643)		5,210	4,680	530
Loss on repossessed assets, net	(43)	–	(43)		(2,734)	(925)	(1,809)
Income before taxes	2,821	1,429	1,392		7,936	8,058	(122)
Federal and state income tax	1,097	556	541		3,087	3,135	(48)

Net income	$1,724	$873	$851		$4,849	$4,923	$(74)

Average assets	$1,345,908	$1,271,339	$74,569		$1,302,189	$1,252,910	$49,279
Average loans	707,256	807,407	(100,151)		723,823	822,493	(98,670)
Average deposits	1,245,864	1,169,220	76,644		1,215,905	1,145,099	70,806
Average invested capital	77,027	95,193	(18,166)		81,753	98,001	(16,248)
Return on average assets	0.51%	0.27%	24	bp	0.50%	0.53%	(3	) bp
Return on invested capital	8.88%	3.64%	524	bp	7.93%	6.72%	121	bp
Efficiency ratio	67.14%	70.27%	(313	) bp	62.94%	67.99%	(505	) bp
Net charge-offs (annualized) to average loans	1.17%	1.34%	(17	) bp	0.96%	0.76%	20	bp

Table 14 – Arkansas
(Dollars in thousands)
	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)

Net interest revenue	$2,521	$2,899	$(378)		$7,798	$8,856	$(1,058)

Other operating revenue	11,852	8,464	3,388		29,372	28,660	712
Operating expense	9,985	7,070	2,915		27,412	21,039	6,373
Net loans charged off	1,308	733	575		5,514	2,564	2,950
Loss on repossessed assets, net	(440)	(35)	(405)		(876)	(36)	(840)
Income before taxes	2,640	3,525	(885)		3,368	13,877	(10,509)
Federal and state income tax	1,027	1,371	(344)		1,310	5,398	(4,088)

Net income	$1,613	$2,154	$(541)		$2,058	$8,479	$(6,421)

Average assets	$344,938	$415,735	$(70,797)		$362,226	$431,771	$(69,545)
Average loans	317,081	397,159	(80,078)		339,305	418,322	(79,017)
Average deposits	215,459	172,086	43,373		187,126	152,657	34,469
Average invested capital	19,062	34,145	(15,083)		24,986	34,400	(9,414)
Return on average assets	1.86%	2.06%	(20	) bp	0.76%	2.63%	(187	) bp
Return on invested capital	33.57%	25.03%	854	bp	11.01%	32.95%	(2,194	) bp
Efficiency ratio	69.47%	62.22%	725	bp	73.75%	56.08%	1,767	bp
Net charge-offs (annualized) to average loans	1.64%	0.73%	91	bp	2.17%	0.82%	135	bp

Table 15 – Colorado
(Dollars in thousands)
	Three Months Ended September 30,		Increase		Nine Months Ended September 30,
	2010	2009	(Decrease)		2010	2009	(Decrease)

Net interest revenue	$8,212	$7,850	$362		$24,864	$26,247	$(1,383)

Other operating revenue	5,430	3,780	1,650		15,425	13,042	2,383
Operating expense	9,190	10,085	(895)		27,619	29,321	(1,702)
Net loans charged off	2,426	12,197	(9,771)		8,469	23,086	(14,617)
Gain (loss) on repossessed assets, net	43	(258)	301		(556)	(201)	(355)
Income (loss) before taxes	2,069	(10,910)	12,979		3,645	(13,319)	16,964
Federal and state income tax	805	(4,244)	5,049		1,418	(5,181)	6,599

Net income (loss)	$1,264	$(6,666)	$7,930		$2,227	$(8,138)	$10,365

Average assets	$1,199,648	$1,207,493	$(7,845)		$1,201,258	$1,221,616	$(20,358)
Average loans	753,723	855,358	(101,635)		782,451	931,253	(148,802)
Average deposits	1,124,962	1,127,381	(2,419)		1,129,109	1,146,062	(16,953)
Average invested capital	110,909	157,342	(46,433)		125,298	148,644	(23,346)
Return on average assets	0.42%	(2.19)%	261	bp	0.25%	(0.89)%	114	bp
Return on invested capital	4.52%	(16.81)%	2,133	bp	2.38%	(7.32)%	970	bp
Efficiency ratio	67.37%	86.72%	(1,935	) bp	68.55%	74.63%	(608	) bp
Net charge-offs (annualized) to average loans	1.28%	5.66%	(438	) bp	1.45%	3.31%	(186	) bp

Table 16 – Arizona
(Dollars in thousands)
	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		(Increase)
	2010	2009	(Decrease)		2010	2009	(Decrease)

Net interest revenue	$3,349	$2,544	$805		$8,653	$8,301	$352

Other operating revenue	1,724	1,027	697		3,544	2,176	1,368
Operating expense	4,844	4,977	(133)		14,173	14,223	(50)
Net loans charged off	3,337	4,654	(1,317)		18,359	30,949	(12,590)
Gain (loss) on repossessed assets, net	994	(1,636)	2,630		(9,978)	(1,865)	(8,113)
Loss before taxes	(2,114)	(7,696)	5,582		(30,313)	(36,560)	6,247
Federal and state income tax	(822)	(2,994)	2,172		(11,792)	(14,222)	2,430

Net loss	$(1,292)	$(4,702)	$3,410		$(18,521)	$(22,338)	$3,817

Average assets	$621,609	$644,061	$(22,452)		$604,023	$629,943	$(25,920)
Average loans	529,099	559,227	(30,128)		517,421	574,612	(57,191)
Average deposits	233,276	200,484	32,792		215,145	176,653	38,492
Average invested capital	51,232	79,325	(28,093)		62,031	83,306	(21,275)
Return on average assets	(0.82)%	(2.90)%	208	bp	(4.10)%	(4.74)%	64	bp
Return on invested capital	(10.01)%	(23.52)%	1,351	bp	(39.92)%	(35.85)%	(407	) bp
Efficiency ratio	95.49%	139.37%	(4,388	) bp	116.20%	135.75%	(1,955	) bp
Net charge-offs (annualized) to average loans	2.50%	3.30%	(80	) bp	4.74%	7.20%	(246	) bp

Table 17 – Kansas / Missouri
(Dollars in thousands)
	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		(Increase)
	2010	2009	(Decrease)		2010	2009	(Decrease)

Net interest revenue	$2,411	$2,245	$166		$6,774	$5,902	$872

Other operating revenue	5,387	4,825	562		14,060	15,372	(1,312)
Operating expense	5,144	4,291	853		15,151	12,239	2,912
Net loans charged off (recovered)	(4)	–	(4)		(52)	733	(785)
Loss on repossessed assets, net	–	–	–		(21)	–	(21)
Income before taxes	2,658	2,779	(121)		5,714	8,302	(2,588)
Federal and state income tax	1,034	1,081	(47)		2,223	3,229	(1,006)

Net income	$1,624	$1,698	$(74)		$3,491	$5,073	$(1,582)

Average assets	$300,822	$310,941	$(10,119)		$298,385	$317,499	$(19,114)
Average loans	289,600	291,127	(1,527)		287,365	309,202	(21,837)
Average deposits	255,530	170,458	85,072		218,086	167,193	50,893
Average invested capital	21,220	24,090	(2,870)		22,020	24,328	(2,308)
Return on average assets	2.14%	2.17%	(3	) bp	1.56%	2.14%	(58	) bp
Return on invested capital	30.36%	27.96%	240	bp	21.20%	27.88%	(668	) bp
Efficiency ratio	65.97%	60.69%	528	bp	72.72%	57.53%	1,519	bp
Net charge-offs (annualized) to average loans	(0.01%)	–%	(1	) bp	(0.02%)	0.32%	(34	) bp

Financial Condition

Securities

We maintain a securities portfolio to enhance profitability, support interest rate risk management strategies, provide liquidity and comply with regulatory requirements.  Securities are classified as held for investment, available for sale or trading.  See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of September 30, 2010.

Investment (held-to-maturity) securities, which consist primarily of Oklahoma municipal bonds and Texas school construction bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts.  At September 30, 2010, investment securities were carried at $344 million and had a fair value of $358 million.

Available for sale securities, which may be sold prior to maturity, are carried at fair value.  Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.  The amortized cost of available for sale securities totaled $9.3 billion at September 30, 2010, up $294 million over June 30, 2010.  At September 30, 2010, residential mortgage-backed securities represented 97% of total available for sale securities.  We hold no securities backed by sub-prime mortgage loans, collateralized debt obligations or collateralized commercial real estate loans.

A primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates.  We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security.  Current interest rates are historically low and prices for mortgage-backed securities are historically high resulting in very low effective durations.  Our best estimate of the duration of the residential mortgage-backed securities portfolio is 1.8 years.  The estimated duration extends to 4.0 years assuming an immediate 200 basis point upward shock.  The estimated duration contracts to 1.4 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans.  We mitigate this risk by primarily investing in securities issued by U.S. government agencies.  Principal and interest payments on the underlying loans are fully guaranteed.  At September 30, 2010, approximately $8.3 billion of the amortized costs of the Company’s residential mortgage-backed securities were issued by U.S. government agencies.   The fair value of these mortgage-backed securities totaled $8.6 billion at September 30, 2010.

We also hold amortized cost of $787 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions.  The amortized cost of these privately issued residential mortgage-backed securities decreased $63 million from June 30, 2010 primarily due to cash received and a $13.3 million other-than-temporary impairment charged against earnings.  The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $708 million at September 30, 2010.  Net unrealized losses on our portfolio of privately issued mortgage-backed securities have declined for seven consecutive quarters from $396 million at December 31, 2008 to $78 million at September 30, 2010.

Privately issued residential mortgage-backed securities with a total amortized cost of $554 million were rated below investment grade by at least one of the nationally-recognized rating agencies.  The unrealized loss on the below investment grade mortgage-backed securities totaled $72 million at September 30, 2010.  The net unrealized loss on these securities decreased $36 million in the third quarter of 2010.

Our portfolio of privately issued residential mortgage-backed securities consists primarily of amortized cost of $576 million of Jumbo-A residential mortgage loans and $211 million of Alt-A residential mortgage loans.  Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums.  Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards.  Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support.  None of these securities are backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations.  Approximately 88% of our Alt-A residential mortgage-backed securities are credit enhanced with additional collateral support and 96% of our Alt-A residential mortgage-backed securities originated in 2007 and 2006 have additional collateral support. Approximately 82% of our Alt-A mortgage-backed securities represents pools of fixed-rate mortgage loans.  None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”).  Approximately 27% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the ARMs are payment option ARMs.

Net unrealized losses on our portfolio of privately issued residential mortgage-backed securities improved for the eighth consecutive quarter to $78 million at September 30, 2010 compared to a net unrealized loss of $396 million at December 31, 2008.

On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the consolidated financial statements.  Other-than-temporary impairment charges of $14.3 million were recognized in earnings in the third quarter of 2010 on certain privately issued residential mortgage-backed securities and municipal securities we do not intend to sell.

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

Bank-Owned Life Insurance

We have approximately $254 million of bank-owned life insurance at September 30, 2010.  This investment is expected to provide a long-term source of earnings to support existing employee benefit programs.  Approximately $223 million is held in separate accounts.  Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities.  The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines.  The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments.  At September 30, 2010, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $242 million.  As the underlying fair value of the investments held in a separate account at September 30, 2010 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap.  The stable value wrap is provided by a highly-rated, domestic financial institution.  The remaining cash surrender value of $31 million primarily represented the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $10.8 billion at September 30, 2010, a $77 million decrease since June 30, 2010.

Table 18 - Loans
(In thousands)
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2010	2010	2010	2009	2009
Commercial:
Energy	$1,761,926	$1,844,643	$1,892,306	$1,911,994	$2,093,802
Services	1,594,215	1,669,069	1,741,924	1,807,824	1,768,454
Wholesale/retail	1,041,004	964,440	873,170	921,830	940,258
Manufacturing	347,478	357,671	395,964	404,061	442,729
Healthcare	814,456	805,619	777,668	792,538	745,777
Agriculture	169,956	147,700	155,410	160,549	156,997
Other commercial and industrial	242,973	222,386	178,297	209,044	222,039
Total commercial	5,972,008	6,011,528	6,014,739	6,207,840	6,370,056

Commercial real estate:
Construction and land development	502,465	545,659	605,667	645,295	735,196
Retail	399,500	392,910	408,936	423,260	409,775
Office	490,429	466,939	463,995	463,316	488,564
Multifamily	352,200	346,460	377,673	360,436	339,847
Industrial	176,594	176,535	181,117	146,707	127,845
Other real estate loans	401,934	412,406	406,460	452,420	459,108
Total commercial real estate	2,323,122	2,340,909	2,443,848	2,491,434	2,560,335

Residential mortgage:
Permanent mortgage	1,356,269	1,320,408	1,303,589	1,303,340	1,348,183
Home equity	527,639	513,838	494,122	490,282	481,641
Total residential mortgage	1,883,908	1,834,246	1,797,711	1,793,622	1,829,824

Consumer:
Indirect automobile	284,920	338,147	396,280	454,508	516,062
Other consumer	341,886	357,887	318,646	332,294	335,287
Total consumer	626,806	696,034	714,926	786,802	851,349

Total	$10,805,844	$10,882,717	$10,971,224	$11,279,698	$11,611,564

The decline in outstanding loan balances was broadly distributed among the various segments of the portfolio and across geographic markets.  Generally, the decline in outstanding loans balances was due to reduced customer demand in response to current economic conditions, normal repayment trends and management decisions to mitigate credit risk by exiting certain loan types.  A breakdown by geographical market follows in Table 19.

Table 19 – Loans by Principal Market
(In thousands)

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2010	2010	2010	2009	2009
Oklahoma:
Commercial	$2,662,347	$2,704,460	$2,616,086	$2,649,252	$2,738,217
Commercial real estate	748,501	784,549	787,543	820,578	815,362
Residential mortgage	1,293,334	1,257,497	1,235,788	1,228,822	1,245,917
Consumer	349,720	395,274	404,570	451,829	483,369
Total Oklahoma	5,053,902	5,141,780	5,043,987	5,150,481	5,282,865

Texas:
Commercial	1,876,994	1,902,934	1,935,819	2,017,081	2,075,379
Commercial real estate	715,859	731,399	769,682	735,338	734,742
Residential mortgage	309,815	308,496	307,643	313,113	335,797
Consumer	151,434	160,377	160,449	170,062	188,374
Total Texas	3,054,102	3,103,206	3,173,593	3,235,594	3,334,292

New Mexico:
Commercial	289,368	286,555	326,203	341,802	344,910
Commercial real estate	314,957	294,425	298,197	305,061	344,988
Residential mortgage	87,851	87,549	85,629	86,415	88,271
Consumer	20,153	20,542	16,713	17,473	18,176
Total New Mexico	712,329	689,071	726,742	750,751	796,345

Arkansas:
Commercial	91,752	89,376	86,566	103,443	99,559
Commercial real estate	117,137	114,576	129,125	132,436	128,984
Residential mortgage	14,937	15,823	17,071	16,849	19,128
Consumer	84,869	96,189	110,123	124,265	136,461
Total Arkansas	308,695	315,964	342,885	376,993	384,132

Colorado:
Commercial	457,421	484,188	495,916	545,724	569,549
Commercial real estate	203,866	225,758	228,998	239,970	249,879
Residential mortgage	75,152	69,325	68,049	66,504	68,667
Consumer	15,402	18,548	17,991	17,362	18,272
Total Colorado	751,841	797,819	810,954	869,560	906,367

Arizona:
Commercial	234,739	204,326	209,019	199,143	219,330
Commercial real estate	188,943	163,374	202,192	227,249	257,169
Residential mortgage	85,184	78,890	68,015	65,047	57,304
Consumer	3,061	2,971	3,068	3,461	4,826
Total Arizona	511,927	449,561	482,294	494,900	538,629

Kansas / Missouri:
Commercial	359,387	339,689	345,130	351,395	323,112
Commercial real estate	33,859	26,828	28,111	30,802	29,211
Residential mortgage	17,635	16,666	15,516	16,872	14,740
Consumer	2,167	2,133	2,012	2,350	1,871
Total Kansas / Missouri	413,048	385,316	390,769	401,419	368,934

Total BOK Financial loans	$10,805,844	$10,882,717	$10,971,224	$11,279,698	$11,611,564

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

The commercial loan portfolio decreased $40 million during the third quarter of 2010 to $6.0 billion at September 30, 2010.  Energy sector loans decreased $83 million, service sector loans decreased $75 million and manufacturing sector loans decreased $10 million.  Decreases in outstanding commercial loans were partially offset by a $77 million increase in wholesale / retail sector loans, a $22 million increase in agricultural sector loans and a $ 21 million increase in other commercial and industrial loans.  Commercial loan origination activity has slowed to less than amounts necessary to offset normal repayment trends in the portfolio.  In general, loan demand has softened due to lower working capital needs and less capital project spending by our customers.  The commercial sector of our loan portfolio is distributed as follows in Table 20.

Table 20 – Commercial Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total

Energy	$911,455	$649,558	$115	$6,242	$194,556	$–	$–	$1,761,926
Services	481,559	507,759	193,155	18,685	170,506	113,552	108,999	1,594,215
Wholesale/retail	458,153	388,802	34,704	59,037	19,247	60,819	20,242	1,041,004
Manufacturing	196,875	71,031	36,355	1,407	18,815	18,945	4,050	347,478
Healthcare	509,636	195,740	9,012	5,362	48,012	22,587	24,107	814,456
Agriculture	6,876	9,316	44	274	203	–	153,243	169,956
Other commercial and industrial	97,793	54,788	15,983	745	6,082	18,836	48,746	242,973
Total commercial loans	$2,662,347	$1,876,994	$289,368	$91,752	$457,421	$234,739	$359,387	$5,972,008

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

Energy loans totaled $1.8 billion or 16% of total loans.  Outstanding energy loans decreased $83 million during the third quarter of 2010 primarily due to low customer loan demand as a result of low commodity prices which has led to curtailed exploration and production of oil and gas reserves and reduced borrowing capacity based upon collateral values.  Approximately $1.5 billion of energy loans were to oil and gas producers, down $15 million from June 30, 2010.  Approximately 52% of the committed production loans are secured by properties primarily producing oil and 48% of the committed production loans are secured by properties primarily producing natural gas.  The energy category also included approximately $37 million of loans to borrowers that provide services to the energy industry, $166 million of loans to borrowers engaged in wholesale or retail energy sales and $39 million of loans to borrowers that manufacture equipment primarily for the energy industry.  We did not experience a significant, direct impact on our energy loan portfolio from the moratorium on offshore drilling activities.

The services sector of the loan portfolio totaled $1.6 billion or 15% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services.  Approximately $934 million of the services category is made up of loans with individual balances of less than $10 million.  Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.  Loans in this sector may also be secured by personal guarantees of the owners or related parties.  Outstanding loans to the service sector of the loan portfolio decreased $75 million during the third quarter of 2010 due to reduced loan demand as a result of general economic conditions.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers.  Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants.  At September 30, 2010, the outstanding principal balance of these loans totaled $1.4 billion.  Substantially all of these loans are to borrowers with local market relationships.  We serve as the agent lender in approximately 18% of our shared national credits, based on dollars committed.  We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits.  Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.  In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.  Risk grading provided by the regulators in the third quarter of 2010 did not differ significantly from management’s assessment.

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

Commercial real estate loans totaled $2.3 billion or 21% of the loan portfolio at September 30, 2010.  Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%.   The outstanding balance of commercial real estate loans decreased $18 million from the previous quarter end.  The commercial real estate sector of our loan portfolio is distributed as follows in Table 21.

 Table 21 – Commercial Real Estate Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Construction and land development	$151,733	$109,962	$68,550	$16,498	$104,648	$46,344	$4,730	$502,465
Retail	145,082	116,178	58,757	17,678	7,243	43,260	11,302	399,500
Office	105,353	177,601	95,131	17,884	62,845	31,369	246	490,429
Multifamily	110,767	146,641	20,034	45,193	2,783	20,202	6,580	352,200
Industrial	70,028	70,809	21,152	245	1,676	12,619	65	176,594
Other real estate loans	165,538	94,668	51,333	19,639	24,671	35,149	10,936	401,934
Total commercial real estate loans	$748,501	$715,859	$314,957	$117,137	$203,866	$188,943	$33,859	$2,323,122

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $43 million from June 30, 2010 to $502 million at September 30, 2010 primarily due to payments.  In addition, approximately $7.1 million of construction and land development loans were transferred to other real estate owned in the third quarter of 2010 and $5.7 million were charged-off.  This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed.  Loan secured by office buildings, primarily attributed to the New Mexico and Texas markets increased $23 million during the third quarter.

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

Residential mortgage loans totaled $1.9 billion, up $50 million from June 30, 2010.  Permanent 1-4 family mortgage loans were up $36 million over the prior quarter primarily in the Oklahoma and Texas markets and home equity loans increased $14 million, primarily in the Oklahoma market.  In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans.  We have no concentration in sub-prime residential mortgage loans.  Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

The permanent mortgage loan portfolio is primarily composed of various non-conforming mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals.  The aggregate outstanding balance of loans in these programs is $1.2 billion.  Jumbo loans may be fixed or variable rate and are fully amortizing.  The size of jumbo loans exceed maximums set under government sponsored entity standards, but otherwise generally conform to those standards.  These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%.  Loan-to-value ratios (“LTV”) are tiered from 60% to 100%, depending on the market.  Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain healthcare professionals.  Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.  The maximum loan amount of any of our residential mortgage loans products is $4 million.

Approximately $100 million or 7% of permanent mortgage loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs.  The outstanding balance of these loans is down from $103 million at June 30, 2010.  These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation.  However, these loans do have a higher risk of delinquency and losses given default than traditional residential mortgage loans.  The initial maximum LTV of loans in these programs was 103%.

The composition of residential mortgage and consumer loans at September 30, 2010 is as follows in Table 22.

Table 22 – Residential Mortgage and Consumer Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Residential mortgage:
Permanent mortgage	$970,577	$221,629	$15,558	$10,107	$54,777	$70,289	$13,332	$1,356,269
Home equity	322,757	88,186	72,293	4,830	20,375	14,895	4,303	527,639
Total residential mortgage	$1,293,334	$309,815	$87,851	$14,937	$75,152	$85,184	$17,635	$1,883,908

Consumer:
Indirect automobile	$164,757	$42,479	$–	$77,684	$–	$–	$–	$284,920
Other consumer	184,963	108,955	20,153	7,185	15,402	3,061	2,167	341,886
Total consumer	$349,720	$151,434	$20,153	$84,869	$15,402	$3,061	$2,167	$626,806

Indirect automobile loans decreased $53 million from June 30, 2010, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach, and other consumer loans decreased $16 million.

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business.  These arrangements included unfunded loan commitments which totaled $4.9 billion and standby letters of credit which totaled $525 million at September 30, 2010.  Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors.  Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party.  Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Approximately $4.1 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are non-performing at September 30, 2010.

We also have off-balance sheet commitments for residential mortgage loans sold with full or partial recourse as more fully described in Note 14 to the consolidated financial statements.  At September 30, 2010, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $300 million, down from $311 million at June 30, 2010.  Substantially all of these loans are to borrowers in our primary markets including $211 million to borrowers in Oklahoma, $32 million to borrowers in Arkansas, $18 million to borrowers in New Mexico, $16 million to borrowers in the Kansas/Missouri area and $13 million to borrowers in Texas.

We also have off-balance sheet commitments for residential mortgage loans sold to government sponsored agencies through our mortgage-banking activities.  For the nine months ended September 30, 2010, we have repurchased 9 loans for approximately $500 thousand from the agencies.  Losses incurred on these loans have been minimal.  At September 30, 2010, we have unresolved deficiency requests from the agencies on 28 loans with an aggregate outstanding principal balance of $3.9 million.

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

Derivative contracts are carried at fair value.  At September 30, 2010, the net fair values of derivative contracts reported as assets under these programs totaled $277 million, down from $335 million at June 30, 2010.  At September 30, 2010, derivative contracts carried as assets included interest rate contracts with fair values of $116 million, energy contracts with fair values of $102 million, and foreign exchange contracts with fair values of $49 million.  The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $274 million.

At September 30, 2010, total derivative assets were reduced by $20 million of cash collateral received from counterparties and total derivative liabilities were reduced by $56 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement as permitted by generally accepted accounting principles.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements (Unaudited).

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2010 follows in Table 23.

Table 23 – Fair Value of Derivative Contracts
(In thousands)

Customers	$158,606
Banks and other financial institutions	47,073
Energy companies	45,181
Exchanges	5,685
Other	1,014
Fair value of customer hedge asset derivative contracts, net	$257,559

At September 30, 2010, the largest net amount due from a single counterparty, a domestic subsidiary of a major energy company, was $38 million.  This amount was entirely offset by letters of credit issued by multiple independent financial institutions.

Our customer derivative program also introduces liquidity and capital risk.  We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits.  Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets.  These risks are modeled as part of the management of these programs.  Based on current prices, a decrease in market prices equivalent to $13 per barrel of oil would increase the fair value of derivative assets by $248 million.  An increase in prices equivalent to $140 per barrel of oil would decrease the fair value of derivative assets by $202 million as current prices move away from the fixed prices embedded in our existing contracts.  Further increases in prices equivalent to $148 per barrel of oil would increase the fair value of our derivative assets by $234 million.  Liquidity requirements of this program are also affected by our credit rating.  A decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $58 million.

Summary of Loan Loss Experience

We maintain separate reserves for loan losses and reserves for off-balance sheet credit risk.  The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $314 million or 2.91% of outstanding loans and 117% of nonaccruing loans at September 30, 2010.  The allowance for loan losses was $299 million and the reserve for off-balance sheet credit losses was $15 million.  The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $315 million or 2.89% of outstanding loans and 98% of nonaccruing loans at June 30, 2010.

Table 24 – Summary of Loan Loss Experience
(In thousands)
	Three Months Ended
	Sept. 30,		June 30,		March 31,		Dec. 31,		Sept. 30,
	2010		2010		2010		2009		2009
Reserve for loan losses:
Beginning balance	$299,489		$299,717		$292,095		$280,902		$263,309
Loans charged off:
Commercial	5,435		6,030		11,373		12,773		12,026
Commercial real estate	8,704		19,439		22,357		12,505		17,407
Residential mortgage	7,380		8,804		1,842		6,055		3,479
Consumer	3,820		3,895		4,756		6,641		5,669
Total	25,339		38,168		40,328		37,974		38,581
Recoveries of loans previously charged off:
Commercial	2,309		958		3,063		640		858
Commercial real estate	1,086		94		672		317		20
Residential mortgage	316		127		120		335		201
Consumer	1,493		1,435		1,995		1,658		1,515
Total	5,204		2,614		5,850		2,950		2,594
Net loans charged off	20,135		35,554		34,478		35,024		35,987
Provision for loan losses	19,800		35,326		42,100		46,217		53,580
Ending balance	$299,154		$299,489		$299,717		$292,095		$280,902
Reserve for off-balance sheet credit losses:
Beginning balance	$15,102		$14,388		$14,388		$11,985		$10,445
Provision for off-balance sheet credit losses	200		714		–		2,403		1,540
Ending balance	$15,302		$15,102		$14,388		$14,388		$11,985

Total provision for credit losses	$20,000		$36,040		$42,100		$48,620		$55,120

Reserve for loan losses to loans outstanding at period-end	2.77%		2.75%		2.73%		2.59%		2.42%
Net charge-offs (annualized) to average loans	0.74		1.30		1.23		1.22		1.21
Total provision for credit losses (annualized) to average loans	0.74		1.31		1.51		1.69		1.85
Recoveries to gross charge-offs	20.54		6.85		14.51		7.77		6.72
Reserve for loan losses as a multiple of net charge-offs (annualized)	3.71	x	2.11	x	2.17	x	2.08	x	1.95	x
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.28%		0.28%		0.26%		0.26%		0.22%
Combined reserves for credit losses to loans outstanding at period-end	2.91		2.89		2.86		2.72		2.52

Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio.  The allowance consists of specific reserves attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general reserves based on migration factors and non-specific reserves based on general economic, risk concentration and related factors.  An independent Credit Administration department is responsible for performing this evaluation for the entire company to ensure that the methodology is applied consistently.  For the nine months ended September 30, 2010, there have been no material changes in the approach or techniques utilized in developing the allowance for loan losses.

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

Impaired loans totaled $243 million at September 30, 2010 and $293 million at June 30, 2010.  At September 30, 2010, $170 million of impaired loans had specific reserves of $12 million and $73 million had no specific reserves because the loan balance had been charged down to amounts we expect to recover.  Impaired loans with no specific reserves had gross outstanding principal balances of $170 million.  Cumulative life-to-date charge-offs of impaired loans with no specific reserves at September 30, 2010 totaled $97 million, including $9.0 million charged-off in the third quarter of 2010.  At June 30, 2010, $203 million of impaired loans had specific reserves of $20 million and $90 million had no specific reserves because they had been charged down to amounts we expect to recover.

General reserves for unimpaired loans are based on migration models.  Separate migration models are used to determine general reserves for commercial and commercial real estate loans, residential mortgage loans, and consumer loans.  All commercial and commercial real estate loans are risk-graded based on an evaluation of the borrowers’ ability to repay the loans.  Risk grades are updated quarterly.  Migration factors are determined for each risk grade to determine the inherent loss based on historical trends.  We use an eight-quarter aggregate accumulation of net losses as a basis for the migration factors.  Losses incurred in more recent periods are more heavily weighted by a sum-of-periods-digits formula.  The higher of current loss factors based on migration trends or a minimum migration factor based upon long-term history is assigned to each risk grade.

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

The aggregate amount of general reserves determined by migration factors for all unimpaired loans totaled $260 million at September 30, 2010.  Approximately, $195 million was attributed to commercial and commercial real estate loans, $52 million was attributed to residential mortgage loans and $13 million was attributed to consumer loans.  The aggregate amount of general reserves determined by migration factors for all unimpaired loans totaled $260 million at June 30, 2010.

Nonspecific reserves are maintained for risks beyond factors specific to a particular loan or identified by the migration models.  These factors include trends in the economy in our primary lending areas, conditions in certain industries where we have a concentration and overall growth in the loan portfolio.  Evaluation of nonspecific factors considers the effect of the duration of the business cycle on migration factors.  Nonspecific factors also consider current economic conditions and other relevant factors.  Nonspecific reserves totaled $27 million at September 30, 2010 and $19 million at June 30, 2010.

The provision for loan losses is the amount necessary to maintain the allowance for loan losses at an amount determined by management to be adequate based on its evaluation.  The provision for loan losses totaled $20.0 million for the third quarter of 2010, $36.0 million for the second quarter of 2010 and $55.1 million for the third quarter of 2009.  Factors considered in determining the provision for credit losses for the third quarter of 2010 included trends of net charge-offs, nonperforming loans and risk grading.

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

Net loans charged off during the third quarter of 2010 totaled $20.1 million compared to $35.6 million in the previous quarter and $36.0 million in the third quarter of 2009.  The ratio of net loans charged off (annualized) to average outstanding loans was 0.74% for the third quarter of 2010 compared with 1.30% for the second quarter of 2010 and 1.21% for the third quarter of 2009.  Net loans charged off in the third quarter of 2010 decreased $15.4 million compared to the previous quarter.  Gross loans charged off in the third quarter of 2010 decreased $12.8 million and recoveries increased by $2.6 million compared to the prior quarter.

Net loans charged off by category and principal market area during the third quarter of 2010 follow in Table 25.

Table 25 – Net Loans Charged Off
(In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total

Commercial	$1,450	$835	$192	$(1)	$530	$120	$–	$3,126
Commercial real estate	1,038	1,298	1,925	966	(95)	2,486	–	7,618
Residential mortgage	4,108	244	–	42	1,955	715	–	7,064
Consumer	916	720	213	301	163	14	–	2,327
Total net loans charged off	$7,512	$3,097	$2,330	$1,308	$2,553	$3,335	$–	$20,135

Net commercial loans charged off during the third quarter of 2010 decreased $1.9 million compared to the prior quarter.  Net commercial loans charged off during the third quarter of 2010 included $1.7 million of charge-offs from the energy sector and $1.0 million from the other commercial sector in the Oklahoma market.

Net charge-offs of commercial real estate loans decreased $11.7 million compared to the second quarter of 2010.  Net charge-offs of loans secured by multifamily residential properties primarily attributed to the Oklahoma market decreased $8.4 million compared to the prior quarter to $360 thousand.  Land and residential construction sector charge-offs decreased $529 thousand compared to the prior quarter to $5.7 million.  Net charge-offs of land and residential construction sector loans were primarily composed of $1.9 million attributed to the Arizona market, $1.9 million attributed to the Colorado market and $1.3 million attributed to the Texas market.

Residential mortgage net charge-offs decreased $1.6 million compared to the previous quarter primarily related to residential mortgage loans attributed to the Oklahoma market.  The timing of residential mortgage loan charge-offs varies based on foreclosure activity and delinquency status.  Consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, decreased $133 thousand from the previous quarter.  Net charge-offs of indirect auto loans increased to $1.1 million in the third quarter of 2010 up from $938 thousand for the second quarter of 2010.

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

Nonperforming Assets

Table 26 – Nonperforming Assets
(In thousands)
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2010	2010	2010	2009	2009
Nonaccrual loans:
Commercial	$49,361	$82,775	$84,491	$101,384	$128,266
Commercial real estate	177,709	193,698	219,639	204,924	212,418
Residential mortgage	38,898	40,033	36,281	29,989	38,220
Consumer	2,784	3,188	3,164	3,058	3,897
Total nonaccrual loans	268,752	319,694	343,575	339,355	382,801
Renegotiated loans (2)	25,252	21,327	17,763	15,906	17,426
Total nonperforming loans	294,004	341,021	361,338	355,261	400,227
Other nonperforming assets	126,859	119,908	121,933	129,034	89,507
Total nonperforming assets	$420,863	$460,929	$483,271	$484,295	$489,734
Nonaccrual loans by principal market:
Oklahoma	$72,264	$93,898	$102,231	$83,176	$112,610
Texas	36,979	49,695	58,067	66,892	65,911
New Mexico	23,792	26,956	23,021	26,693	35,541
Arkansas	9,990	10,933	14,652	13,820	5,911
Colorado (3)	55,631	66,040	66,883	60,082	50,432
Arizona	70,038	72,111	78,656	84,559	108,161
Kansas / Missouri	58	61	65	4,133	4,235
Total nonaccrual loans	$268,752	$319,694	$343,575	$339,355	$382,801
Nonaccrual loans by loan portfolio sector:
Commercial:
Energy	$8,189	$26,259	$17,182	$22,692	$48,992
Manufacturing	2,454	3,237	4,834	15,765	17,429
Wholesale / retail	5,584	5,561	6,629	12,057	7,623
Agriculture	58	58	65	65	98
Services	23,925	31,062	35,535	30,926	30,094
Healthcare	2,608	8,568	10,538	13,103	13,758
Other	6,543	8,030	9,708	6,776	10,272
Total commercial	49,361	82,775	84,491	101,384	128,266
Commercial real estate:
Land development and construction	116,252	132,686	140,508	109,779	113,868
Retail	8,041	4,967	14,843	26,236	22,254
Office	24,942	24,764	26,660	25,861	31,406
Multifamily	6,924	7,253	15,725	26,540	28,223
Industrial	4,151	4,223	–	279	527
Other commercial real estate	17,399	19,805	21,903	16,229	16,140
Total commercial real estate	177,709	193,698	219,639	204,924	212,418
Residential mortgage:
Permanent mortgage	36,654	37,978	34,134	28,314	36,431
Home equity	2,244	2,055	2,147	1,675	1,789
Total residential mortgage	38,898	40,033	36,281	29,989	38,220
Consumer	2,784	3,188	3,164	3,058	3,897
Total nonaccrual loans	$268,752	$319,694	$343,575	$339,355	$382,801
Ratios:
Reserve for loan losses to nonperforming loans	101.75%	87.82%	82.95%	82.22%	70.19%
Nonperforming loans to period-end loans	2.72	3.13	3.29	3.15	3.45
Loans past due (90 days or more) (1)	$6,433	$12,474	$12,915	$10,308	$24,238

(1) Includes residential mortgages guaranteed by agencies of the U.S. Government.	$854	$3,210	$3,183	$1,400	$2,589
(2) Includes residential mortgages guaranteed by agencies of the U.S. Government. These loans have been modified to extend payment terms and/or reduce interest rates to current market.	21,706	17,598	14,083	12,799	11,234
(3) Includes loans subject to First United Bank sellers escrow for any losses incurred during a three-year period after the June 2007 which expired in the second quarter of 2010.	–	–	4,281	4,311	4,173

Nonperforming assets decreased $40 million during the third quarter of 2010 to $421 million or 3.85% of outstanding loans and repossessed assets at September 30, 2010.  Nonaccruing loans totaled $269 million, renegotiated residential mortgage loans totaled $25 million (including $22 million of residential mortgage loans guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $127 million.  The Company generally retains nonperforming assets to maximize potential recovery.

Renegotiated loans represent troubled debt restructurings of residential mortgage loans.  Generally, we modify residential mortgage loans by reducing interest rates and extending the number of payments.  We do not forgive principal or unpaid interest.  At September 30, 2010, approximately $14 million of the renegotiated residential mortgage loans are currently performing in accordance with the modified terms, $5.3 million are 30 to 89 days past due and $5.9 million are past due 90 days or more.  Restructured residential mortgage loans guaranteed by agencies of the U.S. government in accordance with agency guidelines represent $22 million of our $25 million portfolio of renegotiated loans.  Interest continues to accrue on these guaranteed loans based on the modified terms of the loan.  Renegotiated loans may be transferred to loans held-for-sale after a period of satisfactory performance, generally at least nine months.  If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loan is placed on nonaccrual status and included in nonaccrual loans.

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

A rollforward of nonperforming assets for the third quarter of 2010 follows in Table 27.

Table 27 – Rollforward of Nonperforming Assets
(In thousands)
	For the Three Months Ended September 30, 2010
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, June 30, 2010	$319,694	$21,327	$119,908	$460,929
Additions	30,036	–	–	30,036
Transfers from premises and equipment	–	–	8,984	8,984
Payments	(23,563)	–	–	(23,563)
Charge-offs / Write-offs	(25,340)	–	(5,411)	(30,751)
Foreclosures	(16,441)	–	16,441	–
Sales	–	–	(13,063)	(13,063)
Return to accrual	(13,713)	–	–	(13,713)
Other, net	(1,921)	3,925	–	2,004
Balance, September 30, 2010	$268,752	$25,252	$126,859	$420,863

	For the Nine Months Ended September 30, 2010
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2009	$339,355	$15,906	$129,034	$484,295
Additions	168,924	–	–	168,924
Transfers from premises and equipment	–	–	8,984	8,984
Payments	(74,186)	–	–	(74,186)
Charge-offs / Write-offs	(103,836)	–	(23,441)	(127,277)
Foreclosures	(41,210)	–	41,210	–
Sales	–	–	(28,928)	(28,928)
Return to accrual	(22,596)	–	–	(22,596)
Other, net	2,301	9,346	–	11,647
Balance, September 30, 2010	$268,752	$25,252	$126,859	$420,863

Nonaccruing loans may be returned to accrual status when full collection of contractual principal and interest, including principal previously charged-off, is probable based on improvements in the borrower’s financial condition and a sustained period of performance.

The distribution of nonaccruing loans among our various markets follows in Table 28.

Table 28 – Nonaccruing Loans by Principal Market
(Dollars In thousands)
	September 30, 2010		June 30, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$72,264	1.43%	$93,898	1.83%	$(21,634)	(40	) bp
Texas	36,979	1.21	49,695	1.60	(12,716)	(39)
New Mexico	23,792	3.34	26,956	3.91	(3,164)	(57)
Arkansas	9,990	3.24	10,933	3.46	(943)	(22)
Colorado	55,631	7.40	66,040	8.28	(10,409)	(88)
Arizona	70,038	13.68	72,111	16.04	(2,073)	(236)
Kansas / Missouri	58	0.01	61	0.02	(3)	(1)
Total	$268,752	2.49%	$319,694	2.94%	$(50,942)	(45	) bp

Nonaccruing loans attributed to the Arizona, Colorado and Texas markets consisted primarily of commercial real estate loans.  Nonaccruing loans attributed to the Oklahoma market are primarily composed of $26 million of residential mortgage loans, $24 million of commercial real estate loans and $21 million of commercial loans.

Nonaccruing loans decreased $51 million from June 30, 2010 primarily due to a $22 million decrease in nonaccruing loans attributed to the Oklahoma market, a $13 million decrease in nonaccruing loans attributed to the Texas market and a $10 million decrease in nonaccruing loans attributed to the Colorado market.  Nonaccruing loans attributed to New Mexico, Arizona and Arkansas all decreased in third quarter of 2010.  During the third quarter of 2010, $30 million of new nonaccruing loans were identified, offset by $24 million in payments received, $25 million in charge-offs and $16 million in foreclosures and repossessions.  In addition, $14 million of nonaccruing loans were returned to accrual status during the third quarter of 2010 based on our expectation of full repayment.  This was primarily due to one energy customer for which additional equity capital was placed into the entity and additional collateral for the loan was provided.  All past due amounts were paid current.  Based on the developments related to this customer relationship during the quarter, we now expect full repayment of all contractual amounts due and accordingly returned this customer to accruing status during the third quarter.  The ratio of nonaccruing loans to period end loans was also negatively impacted by a $77 million decrease in period end loans balances from June 30, 2010.

Commercial

Nonaccruing commercial loans totaled $49 million or 0.83% of total commercial loans at September 30, 2010 and $83 million or 1.38% of total commercial loans at June 30, 2010.  At September 30, 2010, nonaccruing commercial loans were primarily composed of $24 million or 1.50% of total services sector loans, $8 million or 0.46% of total energy sector loans, $2.6 million or 0.32% of total healthcare sector loans.  Nonaccruing commercial loans decreased $33 million primarily due to an $18 million decrease in energy sector loans, a $7 million decrease in nonaccruing service sector loans and a $6 million decrease in nonaccruing healthcare sector loans.

Newly identified nonaccruing commercial loans in the third quarter of 2010 totaled approximately $3 million,  primarily offset by $13 million of nonaccruing commercial loans returning to accrual status, $11 million in payments, $7 million in foreclosures and $5 million in charge-offs.  Nonaccruing commercial loans attributed to our various markets as of September 30, 2010 follows in Table 29.

Table 29 – Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)

	September 30, 2010		June 30, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$20,681	0.78%	$41,758	1.54%	$(21,077)	(76	) bp
Texas	5,728	0.31	11,398	0.60	(5,670)	(29)
New Mexico	6,787	2.35	8,398	2.93	(1,611)	(58)
Arkansas	97	0.11	103	0.12	(6)	(1)
Colorado	7,234	1.58	8,314	1.72	(1,080)	(14)
Arizona	8,776	3.74	12,743	6.24	(3,967)	(250)
Kansas / Missouri	58	0.02	61	0.02	(3)	–
Total commercial	$49,361	0.83%	$82,775	1.38%	$(33,414)	(55	) bp

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $178 million or 7.65% of outstanding commercial real estate loans at September 30, 2010 compared to $194 million or 8.27% of outstanding commercial real estate loans at June 30, 2010.  Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans.  Nonaccruing commercial real estate loans decreased $16 million from June 30, 2010.  Newly identified nonaccruing commercial real estate loans totaled $14 million, offset by $12 million of cash payments received, $9 million of charge-offs and $8 million of foreclosures.  Nonaccruing commercial real estate loans attributed to our geographic market follows in Table 30.

Table 30 – Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)
	September 30, 2010		June 30, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$24,493	3.27%	$23,797	3.03%	$696	24	bp
Texas	25,201	3.52	31,150	4.26	(5,949)	(74)
New Mexico	15,105	4.80	16,410	5.57	(1,305)	(77)
Arkansas	8,554	7.30	9,532	8.32	(978)	(102)
Colorado	46,849	22.98	56,880	25.20	(10,031)	(222)
Arizona	57,507	30.44	55,929	34.23	1,578	(379)
Kansas / Missouri	–	–	–	–	–	–
Total commercial real estate	$177,709	7.65%	$193,698	8.27%	$(15,989)	(62	) bp

Nonaccruing commercial real estate loans are primarily concentrated in the Arizona and Colorado markets.

Approximately $47 million or 23% of commercial real estate loans in the Colorado market are nonaccruing, primarily consisting of nonaccruing residential construction and land development loans.  Nonaccruing commercial real estate loans in the Colorado market decreased $10 million compared to June 30, 2010.  Approximately $58 million or 30% of commercial real estate loans in Arizona are nonaccruing and consist primarily of $26 million of nonaccruing residential construction and land development loans, $12 million of nonaccruing loans secured by other commercial and industrial facilities and $10 million of nonaccruing loans secured by office buildings.

The decrease in nonaccruing commercial real estate loans was due primarily to a $16 million decrease in nonaccruing residential construction and land development loans primarily in the Colorado and Texas markets.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $39 million or 2.06% of outstanding residential mortgage loans at September 30, 2010 compared to $40 million or 2.18% of outstanding residential mortgage loans at June 30, 2010.  Nonaccruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $37 million or 2.70% of outstanding residential mortgage loans at September 30, 2010, a $1.3 million decrease compared to June 30, 2010.  Nonaccruing home equity loans continued to perform well with only $2.2 million or 0.43% of total home equity loans in nonaccrual status.

The distribution of nonaccruing residential mortgage loans attributed to our various markets is included in Table 31.

Table 31 – Nonaccruing Residential Mortgage Loans by Principal Market
(Dollars in thousands)
	September 30, 2010		June 30, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$26,118	2.02%	$27,447	2.18%	$(1,329)	(16	) bp
Texas	5,558	1.79	6,489	2.10	(931)	(31)
New Mexico	1,878	2.14	2,049	2.34	(171)	(20)
Arkansas	179	1.20	81	0.51	98	69
Colorado	1,536	2.04	655	0.94	881	110
Arizona	3,629	4.26	3,312	4.20	317	6
Kansas / Missouri	–	–	–	–	–	–
Total residential mortgage loans	$38,898	2.06%	$40,033	2.18%	$(1,135)	(12	) bp

In addition to nonaccruing residential mortgage and consumer loans and renegotiated residential mortgage loans, payments of residential mortgage loans and consumer loans may be delinquent.  The composition of residential mortgage and consumer loans past due is included in the following Table 32.  Residential mortgage loans 30 to 89 days past due increased $2.1 million and residential mortgage loans past due 90 days or more decreased $2.4 million during third quarter of 2010.   Consumer loans past due 30 to 89 days decreased $3.3 million from June 30, 2010 due to a $2.6 million decrease in indirect automobile loans and a $692 thousand decrease in other consumer loans.  Consumer loans past due 90 days or more increased $47 thousand in the third quarter of 2010.  Other consumer loans past due 90 days or more increased, partially offset by a decrease in indirect automobile loans past due 90 days or more.

Table 32 – Residential Mortgage and Consumer Loans Past Due
(In thousands)
	September 30, 2010		June 30, 2010
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days

Residential mortgage:
Permanent mortgage	$1,023	$25,329	$3,400	$23,508
Home equity	15	1,173	–	919
Total residential mortgage	$1,038	$26,502	$3,400	$24,427

Consumer:
Indirect automobile	$206	$11,433	$306	$14,059
Other consumer	265	1,242	118	1,934
Total consumer	$471	$12,675	$424	$15,993

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

Real estate and other repossessed assets totaled $127 million at September 30, 2010, a $7.0 million increase over June 30, 2010 including a $5.6 million increase in undeveloped land attributed to the Texas market partially offset by $4.0 million decrease of 1-4 family residential properties and residential land development properties attributed to the Arizona market.  The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 33 following.

Additions to other real estate owned during the third quarter of 2010 included $9 million of developed commercial real estate and undeveloped land previously held for branch expansion in the Texas and Colorado markets.  These properties were written down by $3.6 million during the third quarter.

Table 33 – Real Estate and Other Repossessed Assets by Principal Market
 (In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total
1-4 family residential properties and residential land development properties	$5,619	$20,938	$3,079	$5,357	$1,340	$16,435	$668	$53,436
Developed commercial real estate properties	5,174	3,355	4,558	1,749	5,924	18,359	–	39,119
Equity interest in partial satisfaction of debts	13,100	–	–	–	–	–	–	13,100
Undeveloped land	425	5,961	3,221	72	282	4,602	–	14,563
Construction equipment	–	–	–	–	–	–	2,586	2,586
Vehicles	542	229	–	388	–	–	–	1,159
Other	–	2,708	188	–	–	–	–	2,896
Total real estate and other repossessed assets	$24,860	$33,191	$11,046	$7,566	$7,546	$39,396	$3,254	$126,859

Undeveloped land is primarily zoned for commercial development.  Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.  A secondary market is developing for shares of the entity in which we hold an equity interest.  Prices indicated in that market exceed our carrying value per share.

Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral.  Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets.  Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms.  These potential problem loans totaled $143 million at September 30, 2010 and $194 million at June 30, 2010.  Potential problem loans by primary industry included real estate - $79 million, services - $19 million, and manufacturing - $13 million.  Potential problem real estate loans included $20 million of residential development loans on properties primarily located in Texas and $15 million of loans secured by office properties primarily located in New Mexico.

Liquidity and Capital

Subsidiary Banks

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary banks.  Based on the average balances for the third quarter of 2010, approximately 68% of our funding was provided by deposit accounts, 15% from borrowed funds, 2% from long-term subordinated debt and 10% from equity.  Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits totaled $16.5 billion at September 30, 2010 and represented 68% of total average liabilities and capital for the third quarter of 2010 compared with $15.8 billion at June 30, 2010 and 68% of total average liabilities and capital for the second quarter of 2010.  Average deposits increased $661 million over the second quarter of 2010 in all categories.   Average interest-bearing transaction deposit accounts grew $412 million over the second quarter of 2010.  Growth in our average interest-bearing transaction deposit accounts included $214 million of wealth management deposits, $156 million of commercial deposits and $42 million of consumer banking deposits.  Average demand deposits increased $171 million over the second quarter of 2010, including $110 million of commercial deposits, $49 million of consumer banking deposits and $11 million of wealth management deposits.  Average time deposits also increased $73 million during the third quarter of 2010.  Brokered deposits, which are included in time deposits, averaged $227 million for the third quarter of 2010, up $57 million over the second quarter of 2010.

Table 34 – Period-end Deposits by Principal Market Area
(In thousands)
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2010	2010	2010	2009	2009
Oklahoma:
Demand	$2,238,303	$2,101,994	$2,062,084	$2,068,908	$1,895,980
Interest-bearing:
Transaction	5,609,811	5,562,287	5,237,983	5,134,902	4,566,058
Savings	103,524	102,590	101,708	93,006	93,443
Time	1,497,344	1,442,525	1,360,756	1,397,240	1,765,980
Total interest-bearing	7,210,679	7,107,402	6,700,447	6,625,148	6,425,481
Total Oklahoma	9,448,982	9,209,396	8,762,531	8,694,056	8,321,461

Texas:
Demand	1,238,103	1,150,495	1,068,656	1,108,401	1,138,794
Interest-bearing:
Transaction	1,786,979	1,674,519	1,675,759	1,748,319	1,716,460
Savings	35,614	36,814	37,175	35,129	35,724
Time	1,031,877	1,003,936	1,043,813	1,100,602	1,007,579
Total interest-bearing	2,854,470	2,715,269	2,756,747	2,884,050	2,759,763
Total Texas	4,092,573	3,865,764	3,825,403	3,992,451	3,898,557

New Mexico:
Demand	262,567	223,869	222,685	209,090	216,330
Interest-bearing:
Transaction	535,012	491,708	480,189	444,247	424,528
Savings	27,906	30,231	20,036	17,563	18,039
Time	469,493	476,155	495,243	510,202	511,507
Total interest-bearing	1,032,411	998,094	995,468	972,012	954,074
Total New Mexico	1,294,978	1,221,963	1,218,153	1,181,102	1,170,404

Arkansas:
Demand	17,604	14,919	17,599	21,526	19,077
Interest-bearing:
Transaction	137,797	108,104	61,398	50,879	85,061
Savings	1,522	1,288	1,266	1,346	1,131
Time	116,536	119,472	105,794	101,839	137,109
Total interest-bearing	255,855	228,864	168,458	154,064	223,301
Total Arkansas	273,459	243,783	186,057	175,590	242,378

Colorado:
Demand	156,685	143,783	136,048	146,929	121,555
Interest-bearing:
Transaction	501,405	441,085	456,508	448,846	477,418
Savings	19,681	18,869	18,118	17,802	18,518
Time	495,899	497,538	509,410	525,844	520,906
Total interest-bearing	1,016,985	957,492	984,036	992,492	1,016,842
Total Colorado	1,173,670	1,101,275	1,120,084	1,139,421	1,138,397

Arizona:
Demand	97,384	71,711	61,183	68,651	54,046
Interest-bearing:
Transaction	94,108	94,033	81,851	81,909	95,242
Savings	812	1,062	1,105	958	971
Time	59,678	63,643	64,592	60,768	56,809
Total interest-bearing	154,598	158,738	147,548	143,635	153,022
Total Arizona	251,982	230,449	208,731	212,286	207,068

Kansas / Missouri:
Demand	35,869	28,518	31,726	30,339	16,406
Interest-bearing:
Transaction	180,273	116,423	100,037	21,337	15,682
Savings	132	110	146	148	70
Time	70,673	69,819	74,648	71,498	84,923
Total interest-bearing	251,078	186,352	174,831	92,983	100,675
Total Kansas / Missouri	286,947	214,870	206,557	123,322	117,081

Total BOK Financial deposits	$16,822,591	$16,087,500	$15,527,516	$15,518,228	$15,095,346

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings.  Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions.  Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country.  The largest single source of federal funds purchased totaled $203 million at September 30, 2010.  Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities.  Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family mortgage loans and multifamily mortgage loans).  During the third quarter of 2010, the outstanding balance of federal funds purchased averaged $1.1 billion, securities repurchase agreements averaged $1.1 billion and Federal Home Loan Bank borrowings averaged $1.4 billion.

Information relating to the other borrowings of the subsidiary banks for the three months ended September 30, 2010 is summarized in Table 35:

Table 35 – Other borrowings of subsidiary banks
(Dollars in thousands)

			Maximum
			Outstanding
			At Any Month
	Average		End During
	Balance	Rate	the Quarter

Parent Company:
Trust preferred debt	$7,217	5.06%	$7,217
Subsidiary Banks:
Funds purchased and repurchase agreements	$2,227,088	0.36%	$2,191,706
Federal Home Loan Bank advances	1,435,829	0.21%	1,628,271
Subordinated debentures	398,638	5.78%	398,658
Other	22,470	0.23%	31,500
Total subsidiary banks	4,084,025	0.90%
Total other borrowings	$4,091,242	0.93%

At September 30, 2010, the estimated unused credit available to the subsidiary banks from collateralized sources within our internal policy limits was approximately $5.9 billion.

Parent Company

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years.  Dividends are further restricted by minimum capital requirements.  Based on the most restrictive limitations as well as management’s internal capital policy, at September 30, 2010, the subsidiary banks could declare up to $254 million of dividends without regulatory approval.  Future losses or increases in required regulatory capital at the subsidiary banks could affect their ability to pay dividends to the parent company.

On October 6, 2010, the Office of the Comptroller of the Currency approved the affiliated merger of Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., and Bank of Kansas City, N.A., into Bank of Oklahoma, N.A. with the resulting title of BOKF, N.A.  The Company plans to effect the merger on January 1, 2011.  The Company will continue to operate as distinct geographic regions using the trade names of the former charters.  The merger will allow us to more efficiently utilize capital at our subsidiary banks.

The Company has an unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder.  The terms of the amended credit agreement reduced the committed amount from $188 million to $100 million, changed the interest rate and facility fee to reflect current market terms and extended the maturity date from December 2, 2010 to December 2, 2012.  Interest on outstanding balances due to Mr. Kaiser is based on one-month LIBOR plus 250 basis points and is payable quarterly.  Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 50 basis points.  Previously, interest was due quarterly based on one-month LIBOR plus 125 basis points and the facility fee was paid quarterly on the unused portion of the commitment at 25 basis points.  As with the original agreement, the amended agreement has no restrictive covenants.  No amounts were outstanding under this credit agreement as of September 30, 2010.

Our equity capital at September 30, 2010 was $2.5 billion, up from $2.4 billion at June 30, 2010.  Net income less cash dividend paid increased equity $47 million during the third quarter of 2010.  An increase in the fair value of available-for-sale securities was primarily responsible for a $150 million increase in accumulated other comprehensive income during the third quarter of 2010.  Capital is managed to maximize long-term value to the shareholders.  Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements.  Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

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

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program.  The maximum of two million common shares may be repurchased.  The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors.  Repurchases may be made over time in open market or privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time without prior notice.  Since this program began, 784,073 shares have been repurchased by the Company for $38.7 million.  No shares were repurchased in the third quarter of 2010.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.  All of the Company’s banking subsidiaries exceeded the regulatory definitions of well capitalized.  The capital ratios for BOK Financial on a consolidated basis are presented in Table 36.

Table 36 – Capital Ratios	Well Capitalized	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	Minimums	2010	2010	2010	2009	2009

Average total equity to average assets	–	10.26%	10.15%	9.69%	9.48%	9.26%
Tangible common equity ratio	–	8.96	8.88	8.46	7.99	7.78
Tier 1 common equity ratio	–	12.17	11.77	11.33	10.75	10.45
Risk-based capital:
Tier 1 capital	6.00%	12.30	11.90	11.45	10.86	10.56
Total capital	10.00	15.79	15.38	15.09	14.43	14.10
Leverage	5.00	8.61	8.57	8.25	8.05	8.16

Capital resources of financial institutions are also regularly measured by the tangible common shareholders’ equity ratio.  Tangible common shareholders’ equity is shareholders’ equity as defined by GAAP less intangible assets and equity which does not benefit common shareholders.  Equity that does not benefit common shareholders includes preferred equity and equity provided by the U.S. Treasury’s TARP program.  Tier 1 common equity is tier 1 equity as defined by banking regulations, adjusted for other comprehensive income (loss) and equity which does not benefit common shareholders.  These non-GAAP measures are valuable indicators of a financial institution’s capital strength since it eliminates intangible assets from shareholders’ equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income (loss) in shareholders’ equity.

On September 12, 2010 the Group of Governors and Head of Supervision (“GHOS”), the oversight body of the Basel Committee on Banking Supervision announced changes to strengthening of existing capital and liquidity requirements of internationally active banking organizations.  The Basel Committee on Banking Supervision provides an international forum for regular cooperation on banking supervisory matters by its members, including the United States and other large developed countries and the GHOS is composed of central bank governors and heads of supervision from its member countries.  The GHOS agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  Minimum common equity held by banks will increase from 2% to

4.5% over a phase-in period to be completed by January 1, 2015.   Certain capital deductions and the phase-in of an additional capital conservation buffer of 2.5% of common equity will occur beginning January 1, 2014 and concluding no later than January 1, 2019.  The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of stress, with constraints on earnings distribution as banks’ regulatory ratios approach the minimum requirement.  In addition, the Tier 1 capital requirement, which include common equity and other qualifying financial instruments based on stricter criteria, will increase from 4% to 6%.  Our current capital appears to be well in excess of the preliminary standards.

Table 37 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 37 – Non-GAAP Measures	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2010	2010	2010	2009	2009

Tangible common equity ratio:
Total shareholders' equity	$2,503,650	$2,428,738	$2,312,443	$2,205,813	$2,185,013
Less: Intangible assets, net	350,769	351,592	352,916	354,239	356,152
Tangible common equity	2,152,881	2,077,146	1,959,527	1,851,574	1,828,861
Total assets	24,385,952	23,736,728	23,501,976	23,516,831	23,876,841
Less: Intangible assets, net	350,769	351,592	352,916	354,239	356,152
Tangible assets	$24,035,183	$23,385,136	$23,149,060	$23,162,592	$23,520,689
Tangible common equity ratio	8.96%	8.88%	8.46%	7.99%	7.78%

Tier 1 common equity ratio:
Tier 1 capital	$2,027,226	$1,976,588	$1,922,783	$1,876,778	$1,849,254
Less: Non-controlling interest	20,338	21,289	20,274	19,561	18,981
Tier 1 common equity	2,006,888	1,955,299	1,902,509	1,857,217	1,830,273
Risk weighted assets	$16,484,702	$16,611,662	$16,787,566	$17,275,808	$17,515,147
Tier 1 common equity ratio	12.17%	11.77%	11.33%	10.75%	10.45%

Off-Balance Sheet Arrangements

Bank of Oklahoma agreed to guarantee rents totaling $28.7 million through September of 2017 to the City of Tulsa (“City”) as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building.  All rent payments are current and remaining guaranteed rents totaled $20.7 million at September 30, 2010.  In return for this guarantee, Bank of Oklahoma will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from currently vacant space in the same building.  Approximately 42 thousand square feet of this additional space has been rented to outside parties since the date of the agreement.  The maximum amount that Bank of Oklahoma may receive under this agreement is $4.5 million.

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

The Asset / Liability Committee is responsible for managing market risk in accordance with policy guidelines established by the Board of Directors.  The Committee monitors projected variation in net interest revenue and net interest income and economic value of equity due to specified changes in interest rates.  The policy limit for net interest revenue variation is a maximum decline of 5% to an up or down 200 basis point change over twelve months.

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

The decrease in intermediate and long-term interest rates that began the second quarter of 2010 and continued in the third quarter of 2010 has increased the expected level of mortgage prepayments over the next 12 months thereby shortening the overall duration of assets.  The result is an asset sensitive position compared to the relatively neutral position of the prior quarter.  If intermediate and long-term rates were to increase to levels seen in the early part of the second quarter, the asset sensitive position would move back towards neutral, absent other changes in the balance sheet or economic hedges.

The Company’s primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing.  Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights.  Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation.  The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior.  The impact of planned growth and new business activities is factored into the simulation model.  The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 38 due to the extreme volatility over such a large rate range.  The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in Note 6 to the Consolidated Financial Statements.

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

Table 38 – Interest Rate Sensitivity
(Dollars in thousands)
	200 bp Increase		50 bp Decrease
	2010	2009	2010	2009
Anticipated impact over the next twelve months on net interest revenue	$36,029	$(2,096)	$(13,740)	***
	5.51%	(0.0)%	(2.10)%	***
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

Management uses a Value at Risk (“VAR”) methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes.   It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.4 million.  At September 30, 2010, the VAR was $2.0 million.  The greatest value at risk during the third quarter of 2010 was $5.1 million.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Interest revenue	2010	2009	2010	2009
Loans	$132,430	$139,344	$395,476	$425,764
Residential mortgage loans held for sale	2,592	2,198	6,516	7,791
Taxable securities	79,472	81,890	243,544	246,605
Tax-exempt securities	2,019	2,203	6,776	7,766
Total securities	81,491	84,093	250,320	254,371
Trading securities	450	593	1,602	2,170
Funds sold and resell agreements	4	18	20	62
Total interest revenue	216,967	226,246	653,934	690,158
Interest expense
Deposits	27,266	36,340	81,175	133,370
Borrowed funds	3,322	3,887	10,592	14,146
Subordinated debentures	5,664	5,558	16,765	16,756
Total interest expense	36,252	45,785	108,532	164,272
Net interest revenue	180,715	180,461	545,402	525,886
Provision for credit losses	20,000	55,120	98,140	147,280
Net interest revenue after provision for credit losses	160,715	125,341	447,262	378,606
Other operating revenue
Brokerage and trading revenue	27,072	24,944	72,861	71,437
Transaction card revenue	28,852	26,264	82,802	79,225
Trust fees and commissions	16,774	16,315	50,831	49,685
Deposit service charges and fees	24,290	30,464	79,879	86,290
Mortgage banking revenue	29,236	13,197	62,442	51,577
Bank-owned life insurance	3,004	2,634	8,884	7,369
Other revenue	7,708	6,138	22,720	18,980
Total fees and commissions	136,936	119,956	380,419	364,563
Gain (loss) on sales of assets	(1,331)	3,223	(1,176)	4,339
Gain (loss) on derivatives, net	4,626	(294)	11,557	(2,995)
Gain on securities, net	11,753	12,266	39,377	38,845
Total other-than-temporary impairment losses	(4,525)	(6,133)	(25,192)	(61,764)
Portion of loss recognized in other comprehensive income	9,786	(2,752)	(4,010)	(41,839)
Net impairment losses recognized in earnings	(14,311)	(3,381)	(21,182)	(19,925)
Total other operating revenue	137,673	131,770	408,995	384,827
Other operating expense
Personnel	101,216	98,012	295,094	286,830
Business promotion	4,426	4,827	13,349	13,824
Professional fees and services	7,621	7,555	20,690	21,430
Net occupancy and equipment	16,436	15,884	47,638	48,115
Insurance	6,052	6,092	18,181	17,628
FDIC special assessment	–	–	–	11,773
Data processing and communications	21,601	20,413	63,850	60,171
Printing, postage and supplies	3,648	3,716	10,495	12,359
Net losses and expenses of repossessed assets	7,230	3,497	27,517	6,299
Amortization of intangible assets	1,324	1,686	3,971	5,058
Mortgage banking costs	9,093	8,065	28,740	24,868
Change in fair value of mortgage servicing rights	15,924	2,981	21,450	(6,839)
Visa retrospective responsibility obligation	1,103	–	1,103	–
Other expense	9,491	6,004	22,731	18,780
Total other operating expense	205,165	178,732	574,809	520,296
Income before taxes	93,223	78,379	281,448	243,137
Federal and state income tax	29,935	24,772	92,260	81,925
Net income	63,288	53,607	189,188	161,212
Net income (loss) attributable to non-controlling interest	(979)	2,947	1,266	3,405
Net income attributable to BOK Financial Corp.	$64,267	$50,660	$187,922	$157,807
Earnings per share:
Basic	$0.94	$0.75	$2.76	$2.33
Diluted	$0.94	$0.75	$2.75	$2.33
Average shares used in computation:
Basic	67,625,378	67,392,059	67,608,277	67,351,436
Diluted	67,765,344	67,513,700	67,812,436	67,450,172
Dividends declared per share	$0.25	$0.24	$0.74	$0.705
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands except share data)
	September 30,	Dec. 31,	September 30,
	2010	2009	2009
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$1,175,434	$875,250	$1,383,244
Funds sold and resell agreements	20,468	45,966	39,465
Trading securities	82,247	65,354	100,898
Securities:
Available for sale	9,424,770	8,726,135	8,176,631
Available for sale securities pledged to creditors	135,440	145,888	181,931
Investment (fair value: September 30, 2010 – $358,340; December 31, 2009 - $246,704; Sept.30, 2009 – $244,774)	343,748	240,405	238,101
Mortgage trading securities	475,215	285,950	320,971
Total securities	10,379,173	9,398,378	8,917,634
Residential mortgage loans held for sale	316,893	217,826	172,301
Loans	10,805,844	11,279,698	11,611,564
Less reserve for loan losses	(299,154)	(292,095)	(280,902)
Loans, net of reserve	10,506,690	10,987,603	11,330,662
Premises and equipment, net	267,189	280,260	286,702
Accrued revenue receivable	138,234	108,822	68,617
Goodwill	335,601	335,601	335,829
Intangible assets, net	15,168	18,638	20,323
Mortgage servicing rights, net	86,333	73,824	66,689
Real estate and other repossessed assets	126,859	129,034	89,507
Bankers’ acceptances	259	3,869	9,882
Derivative contracts	266,104	343,782	397,110
Cash surrender value of bank-owned life insurance	254,884	247,357	244,456
Receivable on unsettled securities trades	124,365	–	–
Other assets	290,051	385,267	413,522
Total assets	$24,385,952	$23,516,831	$23,876,841

Noninterest-bearing demand deposits	$4,046,515	$3,653,844	$3,462,188
Interest-bearing deposits:
Transaction	8,845,385	7,930,439	7,380,449
Savings	189,191	165,952	167,896
Time (includes fair value: $27,804 at September 30, 2010; $98,031 at December 31, 2009; $98,068 at Sept. 30, 2009)	3,741,500	3,767,993	4,084,813
Total deposits	16,822,591	15,518,228	15,095,346
Funds purchased and repurchase agreements	2,049,733	2,471,743	2,198,900
Other borrowings	1,303,591	2,133,357	3,189,948
Subordinated debentures	398,658	398,539	398,502
Accrued interest, taxes and expense	132,564	111,880	123,409
Bankers’ acceptances	259	3,869	9,882
Derivative contracts	218,296	308,360	395,197
Due on unsettled securities trades	756,532	212,335	133,974
Other liabilities	179,740	133,146	127,689
Total liabilities	21,861,964	21,291,457	21,672,847
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2010 – 70,627,117; December 31, 2009 – 70,312,086; September 30, 2009 – 70,137,096)	4	4	4
Capital surplus	772,194	758,723	750,487
Retained earnings	1,701,909	1,563,683	1,537,373
Treasury stock (shares at cost: September 30, 2010 – 2,535,991; December 31, 2009 – 2,509,279; September 30, 2009 – 2,429,549)	(109,498)	(105,857)	(102,088)
Accumulated other comprehensive income (loss)	139,041	(10,740)	(763)
Total shareholders’ equity	2,503,650	2,205,813	2,185,013
Non-controlling interest	20,338	19,561	18,981
Total equity	2,523,988	2,225,374	2,203,994
Total liabilities and equity	$24,385,952	$23,516,831	$23,876,841

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)
			Accumulated
	Common Stock		Other Comprehensive	Capital	Retained	Treasury Stock		Total Shareholders’	Non- Controlling	Total
	Shares	Amount	Income(Loss)	Surplus	Earnings	Shares	Amount	Equity	Interest	Equity

Balances at December 31, 2008	69,885	$4	$(222,886)	$743,411	$1,427,057	2,412	$(101,329)	$1,846,257	$13,855	$1,860,112
Comprehensive income:
Net income attributable to BOKF	–	–	–	–	157,807	–	–	157,807	–	157,807
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–	3,405	3,405
Other comprehensive income, net of tax	–	–	222,123	–	–	–	–	222,123	–	222,123
Comprehensive income								379,930	3,405	383,335
Exercise of stock options	252	–	–	3,351	–	18	(759)	2,592	–	2,592
Tax benefit on exercise of stock options	–	–	–	(539)	–	–	–	(539)	–	(539)
Stock-based compensation	–	–	–	4,264	–	–	–	4,264	–	4,264
Cash dividends on common stock	–	–	–	–	(47,491)	–	–	(47,491)	–	(47,491)
Capital calls and distributions, net	–	–	–	–	–	–	–	–	1,721	1,721

Balances at September 30, 2009	70,137	$4	$(763)	$750,487	$1,537,373	2,430	$(102,088)	$2,185,013	$18,981	$2,203,994

Balances at December 31, 2009	70,312	$4	$(10,740)	$758,723	$1,563,683	2,509	$(105,857)	$2,205,813	$19,561	$2,225,374
Comprehensive income:
Net income attributable to BOKF	–	–	–	–	187,922	–	–	187,922	–	187,922
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–	1,266	1,266
Other comprehensive income, net of tax	–	–	149,781	–	–	–	–	149,781	–	149,781
Comprehensive income								337,703	1,266	338,969
Exercise of stock options	315	–	–	6,900	–	27	(3,641)	3,259	–	3,259
Tax benefit on exercise of stock options	–	–	–	340	–	–	–	340	–	340
Stock-based compensation	–	–	–	6,231	–	–	–	6,231	–	6,231
Cash dividends on common stock	–	–	–	–	(49,696)	–	–	(49,696)	–	(49,696)
Capital calls and distributions, net	–	–	–	–	–	–	–	–	(489)	(489)

Balances at September 30, 2010	70,627	$4	$139,041	$772,194	$1,701,909	2,536	$(109,498)	$2,503,650	$20,338	$2,523,988

                    See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended
	September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$189,188	$161,212
Adjustments to reconcile net income before non-controlling interest to net cash provided by operating activities:
Provision for credit losses	98,140	147,280
Change in fair value of mortgage servicing rights	21,450	(6,839)
Unrealized (gains) losses from derivatives	(17,031)	26,485
Tax expense (benefit) on exercise of stock options	(340)	539
Change in bank-owned life insurance	(8,884)	(7,450)
Stock-based compensation	6,231	4,264
Depreciation and amortization	45,514	58,858
Net amortization of securities discounts and premiums	69,694	17,930
Net realized losses on financial instruments and other assets	(528)	(47,052)
Mortgage loans originated for resale	(1,505,102)	(2,203,732)
Proceeds from sale of mortgage loans held for resale	1,430,116	2,186,897
Capitalized mortgage servicing rights	(18,078)	(32,699)
Change in trading securities, including mortgage trading securities	(213,293)	43,405
Change in accrued revenue receivable	(29,412)	28,056
Change in other assets	(761)	(107,402)
Change in accrued interest, taxes and expense	21,115	(9,811)
Change in other liabilities	42,721	(5,499)
Net cash provided by operating activities	130,740	254,442
Cash Flows From Investing Activities:
Proceeds from maturities of investment securities	107,821	82,513
Proceeds from maturities of available for sale securities	1,378,682	1,202,911
Purchases of investment securities	(211,312)	(78,753)
Purchases of available for sale securities	(3,398,323)	(5,273,635)
Proceeds from sales of available for sale securities	1,511,104	2,481,861
Loans originated net of principal collected	342,477	1,082,051
Purchase of mortgage servicing rights	(32,291)	–
Proceeds from derivative asset contracts	151,911	415,849
Change in amount receivable on unsettled security transactions	(124,365)	–
Proceeds from disposition of assets	31,619	15,442
Purchases of assets	(27,534)	(50,464)
Net cash used in investing activities	(270,211)	(122,225)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	1,330,856	1,211,169
Net change in time deposits	(25,525)	(1,090,580)
Net change in other borrowings	(1,251,776)	841,395
Net payments or proceeds on derivative liability contracts	(152,047)	(459,840)
Net change in derivative margin accounts	14,549	(234,604)
Change in amount due on unsettled security transactions	544,197	373,448
Issuance of common and treasury stock, net	3,259	2,592
Tax (expense) benefit on exercise of stock options	340	(539)
Dividends paid	(49,696)	(47,491)
Net cash provided by financing activities	414,157	595,550
Net increase in cash and cash equivalents	274,686	727,767
Cash and cash equivalents at beginning of period	921,216	694,942
Cash and cash equivalents at end of period	$1,195,902	$1,422,709

Cash paid for interest	$103,606	$329,982
Cash paid for taxes	$92,293	$80,441
Net loans and bank premises transferred to repossessed real estate and other assets	$50,194	$25,532

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

The financial information should be read in conjunction with BOK Financial’s 2009 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements.  Amounts presented as of December 31, 2009 have been derived from the audited financial statements included in BOK Financial’s 2009 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

FASB Accounting Standards Update No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”)

On July 21, 2010, the FASB issued ASU 2010-20 which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses.  ASU 2010-20 is effective for the Company as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period.  Disclosure related to activity during the reporting period of the Company will be required on or after January 1, 2011.

(2) Securities

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30,
	2010				2009
			Not Recognized in OCI (1)				Not Recognized in OCI (1)
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$187,608	$194,051	$6,443	$–	$230,868	$237,520	$6,667	$(15)
Other debt securities	156,140	164,289	8,292	(143)	7,233	7,254	21	–
Total	$343,748	$358,340	$14,735	$(143)	$238,101	$244,774	$6,688	$(15)

	December 31, 2009
			Not Recognized in OCI (1)
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$232,568	$238,847	$6,336	$(57)
Other debt securities	7,837	7,857	20	–
Total	$240,405	$246,704	$6,356	$(57)
(1) Other comprehensive income

The amortized cost and fair values of investment securities at September 30, 2010, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years	Total	Maturity²

Municipal and other tax-exempt:
Amortized cost	$54,553	$98,743	$27,608	$6,704	$187,608	3.09
Fair value	55,325	102,654	29,090	6,982	194,051
Nominal yield¹	4.73	4.55	5.48	6.28	4.81
Other debt securities:
Amortized cost	$4,182	$25,839	$22,522	$103,597	$156,140	11.16
Fair value	4,183	26,142	22,899	111,065	164,289
Nominal yield	1.06	5.47	5.69	6.31	5.94
Total fixed maturity securities:
Amortized cost	$58,735	$124,582	$50,130	$110,301	$343,748	6.76
Fair value	59,508	128,796	51,989	118,047	358,340
Nominal yield	4.47	4.74	5.57	6.31	5.32
Total investment securities:
Amortized cost					$343,748
Fair value					358,340
Nominal yield					5.32

¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2010
			Recognized in OCI (1)
					Other Than
	Amortized	Fair	Gross Unrealized		Temporary
	Cost	Value	Gain	Loss	Impairment

Municipal and other tax-exempt	$66,384	$68,308	$2,041	$(117)	$–
Residential mortgage-backed securities:
U. S. agencies:					–
FNMA	4,647,155	4,818,663	173,275	(1,767)	–
FHLMC	2,645,596	2,745,549	99,953	–	–
GNMA	886,910	924,861	38,003	(52)	–
Other	100,589	107,838	7,249	–	–
Total U.S. agencies	8,280,250	8,596,911	318,480	(1,819)	–
Private issue:
Alt-A loans	211,343	178,221	–	(1,016)	(32,106)
Jumbo-A loans	575,552	530,251	1,964	(17,491)	(29,774)
Total private issue	786,895	708,472	1,964	(18,507)	(61,880)
Total residential mortgage-backed securities	9,067,145	9,305,383	320,444	(20,326)	(61,880)
Other debt securities	9,897	9,887	–	(10)	–
Federal Reserve Bank stock	32,844	32,844	–	–	–
Federal Home Loan Bank stock	77,095	77,095	–	–	–
Perpetual preferred stock	19,511	22,024	2,513	–	–
Equity securities and mutual funds	31,913	44,669	13,279	(523)	–
Total	$9,304,789	$9,560,210	$338,277	$(20,976)	$(61,880)
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
(1) Other comprehensive income

	September 30, 2009
			Recognized in OCI (1)
					Other Than
	Amortized	Fair	Gross Unrealized		Temporary
	Cost	Value	Gain	Loss	Impairment

Municipal and other tax-exempt	$6,995	$7,052	$57	$–	$–
Residential mortgage-backed securities:	46,393	47,903	1,730	(220)	–
U. S. agencies:
FNMA	3,400,688	3,510,572	112,054	(2,170)	–
FHLMC	2,323,379	2,396,767	73,440	(52)	–
GNMA	828,543	846,693	18,559	(409)	–
Other	131,270	132,835	5,047	(3,482)	–
Total U.S. agencies	6,683,880	6,886,867	209,100	(6,113)	–
Private issue:
Alt-A loans	298,738	233,976	–	(41,377)	(23,385)
Jumbo-A loans	1,033,612	906,967	80	(122,156)	(4,569)
Total private issue	1,332,350	1,140,943	80	(163,533)	(27,954)
Total residential mortgage-backed securities	8,016,230	8,027,810	209,180	(169,646)	(27,954)
Other debt securities	15,883	15,862	–	(21)	–
Federal Reserve Bank stock	32,526	32,526	–	–	–
Federal Home Loan Bank stock	146,355	146,355	–	–	–
Perpetual preferred stock	19,751	20,038	527	(240)	–
Equity securities and mutual funds	43,531	61,016	18,009	(524)	–
Total	$8,327,664	$8,358,562	$229,503	$(170,651)	$(27,954)
(1) Other comprehensive income

The amortized cost and fair values of available for sale securities at September 30, 2010, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years6	Total	Maturity5
Municipal and other tax-exempt:
Amortized cost	$655	$6,005	$14,816	$44,908	$66,384	19.00
Fair value	663	6,510	16,200	44,935	68,308
Nominal yield¹	3.66	4.09	4.00	1.00	1.97
Other debt securities:
Amortized cost	$3	$–	$–	$9,894	$9,897	30.19
Fair value	3	–	–	9,884	9,887
Nominal yield¹	7.61	–	–	1.46	1.46
Total fixed maturity securities:
Amortized cost	$658	$6,005	$14,816	$54,802	$76,281	20.45
Fair value	666	6,510	16,200	54,819	78,195
Nominal yield	3.68	4.09	4.00	1.08	1.91
Mortgage-backed securities:
Amortized cost					$9,067,145	²
Fair value					9,305,383
Nominal yield4					4.13
Equity securities and mutual funds:
Amortized cost					$161,363	³
Fair value					176,632
Nominal yield					2.01
Total available-for-sale securities:
Amortized cost					$9,304,789
Fair value					9,560,210
Nominal yield					4.07

¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	The average expected lives of mortgage-backed securities were 2.92 years based upon current prepayment assumptions.
³	Primarily restricted common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
4	The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
5	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
6
Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset within 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds	$595,967	$704,897	$1,511,104	$2,481,861
Gross realized gains	8,899	15,122	22,210	48,992
Gross realized losses	–	(1,390)	–	(1,390)
Related federal and state income tax expense	2,857	2,752	7,280	16,039

Gains and losses on sales of available for sale securities are realized on settlement date.

Temporarily Impaired Securities as of September 30, 2010
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Other debt securities	15	$20,052	$143	$–	$–	$20,052	$143

Available for sale:
Municipal and other tax-exempt	18	8,201	20	18,125	97	26,326	117
Residential mortgage-backed securities:
U. S. agencies:
FNMA	9	377,384	1,767	–	–	377,384	1,767
GNMA	2	5,790	52	–	–	5,790	52
Total U.S. agencies	11	383,174	1,819	–	–	383,174	1,819
Private issue:
Alt-A loans	20	–	–	178,220	33,122	178,220	33,122
Jumbo-A loans	53	–	–	447,649	47,265	447,649	47,265
Total private issue	73	–	–	625,869	80,387	625,869	80,387
Total residential mortgage-backed securities	84	383,174	1,819	625,869	80,387	1,009,043	82,206
Other debt securities	3	1,093	2	2,394	8	3,487	10
Equity securities and mutual funds	2	–	–	2,681	523	2,681	523
Total available for sale	107	392,468	1,841	649,069	81,015	1,041,537	82,856
Total	122	$412,520	$1,984	$649,069	$81,015	$1,061,589	$82,999

Temporarily Impaired Securities as of December 31, 2009
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	15	$1,490	$14	$2,991	$43	$4,481	$57

Available for sale:
Municipal and other tax-exempt	27	34,373	265	657	46	35,030	311
Residential mortgage-backed securities:
U. S. agencies:
FNMA	21	497,659	6,864	–	–	497,659	6,864
FHLMC	8	212,618	1,568	–	–	212,618	1,568
GNMA	16	460,144	6,906	–	–	460,144	6,906
Other	4	87,434	5,390	–	–	87,434	5,390
Total U.S. agencies	49	1,257,855	20,728	–	–	1,257,855	20,728
Private issue:
Alt-A loans	21	–	–	195,808	66,298	195,808	66,298
Jumbo-A loans	65	–	–	596,554	102,718	596,554	102,718
Total private issue	86	–	–	792,362	169,016	792,362	169,016
Total residential mortgage-backed securities	135	1,257,855	20,728	792,362	169,016	2,050,217	189,744
Other debt securities	5	8,116	26	31	1	8,147	27
Equity securities and mutual funds	4	2,790	524	–	–	2,790	524
Total available for sale	171	1,303,134	21,543	793,050	169,063	2,096,184	190,606
Total	186	$1,304,624	$21,557	$796,041	$169,106	$2,100,665	$190,663

Temporarily Impaired Securities as of September 30, 2009
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	8	$3,355	$1	$2,363	$14	$5,718	$15

Available for sale:
Municipal and other tax-exempt	14	25,360	220	–	–	25,360	220
Residential mortgage-backed securities:
U. S. agencies:
FNMA	8	152,385	1,012	10,238	1,158	162,623	2,170
FHLMC	3	76,500	52	–	–	76,500	52
GNMA	2	50,995	409	–	–	50,995	409
Other	3	16,624	3	39,119	3,479	55,743	3,482
U. S. agencies	16	296,504	1,476	49,357	4,637	345,861	6,113
Private issue:
Alt-A loans	25	–	–	233,976	64,762	233,976	64,762
Jumbo-A loans	86	16,755	3,277	864,312	123,448	881,067	126,725
Total private issue	111	16,755	3,277	1,098,288	188,210	1,115,043	191,487
Total residential mortgage-backed securities	127	313,259	4,753	1,147,645	192,847	1,460,904	197,600
Other debt securities	3	6,878	21	–	–	6,878	21
Perpetual preferred stock	3	–	–	10,162	240	10,162	240
Equity securities and mutual funds	7	2,681	524	–	–	2,681	524
Total available for sale	154	348,178	5,518	1,157,807	193,087	1,505,985	198,605
Total	162	$351,533	$5,519	$1,160,170	$193,101	$1,511,703	$198,620

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities.  This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management.  Based on this evaluation as of September 30, 2010, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers.

For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security’s contractual terms.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified.  None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at September 30, 2010.

As of September 30, 2010, the composition of the Company’s securities portfolio by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE (1)		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Held-to-Maturity:
Municipal and other tax-exempt	$–	$–	$62,423	$64,543	$35,944	$37,184	$–	$–	$89,241	$92,324	$187,608	$194,051
Other debt securities	–	–	148,330	156,474	1,350	1,350	–	–	6,460	6,465	156,140	164,289
Total	$–	$–	$210,753	$221,017	$37,294	$38,534	$–	$–	$95,701	$98,789	$343,748	$358,340

Available for Sale:
Municipal and other tax-exempt	$–	$–	$45,148	$46,748	$7,124	$7,228	$11,468	$11,468	$2,644	$2,864	$66,384	$68,308
Residential mortgage-backed securities:
U. S. agencies:
FNMA	4,647,155	4,818,663	–	–	–	–	–	–	–	–	4,647,155	4,818,663
FHLMC	2,645,596	2,745,549	–	–	–	–	–	–	–	–	2,645,596	2,745,549
GNMA	886,910	924,861	–	–	–	–	–	–	–	–	886,910	924,861
Other	100,589	107,838	–	–	–	–	–	–	–	–	100,589	107,838
Total U.S. agencies	8,280,250	8,596,911	–	–	–	–	–	–	–	–	8,280,250	8,596,911
Private issue:
Alt-A loans	–	–	12,240	11,345	11,383	11,262	187,720	155,614	–	–	211,343	178,221
Jumbo-A loans	–	–	79,865	81,003	129,663	123,418	366,024	325,830	–	–	575,552	530,251
Total private issue	–	–	92,105	92,348	141,046	134,680	553,744	481,444	–	–	786,895	708,472
Total residential mortgage-backed securities	8,280,250	8,596,911	92,105	92,348	141,046	134,680	553,744	481,444	–	–	9,067,145	9,305,383
Other debt securities	–	–	9,894	9,884	–	–	–	–	3	3	9,897	9,887
Federal Reserve Bank stock	32,844	32,844	–	–	–	–	–	–	–	–	32,844	32,844
Federal Home Loan Bank stock	77,095	77,095	–	–	–	–	–	–	–	–	77,095	77,095
Perpetual preferred stock	–	–	–	–	19,511	22,024	–	–	–	–	19,511	22,024
Equity securities and mutual funds	–	–	–	–	–	–	–	–	31,913	44,669	31,913	44,669
Total	$8,390,189	$8,706,850	$147,147	$148,980	$167,681	$163,932	$565,212	$492,912	$34,560	$47,536	$9,304,789	$9,560,210
(1)
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At September 30, 2010, approximately $554 million of the portfolio of privately issued residential mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies.  The aggregate unrealized loss on these securities totaled $72 million.  Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies.  Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default.  As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security.  This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.  The primary assumptions used in this evaluation were:
•
Unemployment rates – increasing to 10% over the next 12 months, dropping to 8% over the following 21 months, and holding at 8% thereafter.  Previously we assumed that unemployment rates would increase to 10% over the next 12 months, then decrease to 8% over the following 12 months.

•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency data, decreasing by an additional 5% over the next twelve months and holding at that level thereafter.

•
Estimated Liquidation Costs – held constant at 25% for Jumbo-A loans and 30% to 35% for Alt-A loans of the then-current depreciated housing price at estimated foreclosure date.  Previously we assumed that liquidation costs would be 27% for both Jumbo-A and Alt-A loans.

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

A distribution of the amortized cost (after recognition of the other-than-temporary impairment) and fair value by adjusted loan to value ratio for our below investment grade private label mortgage-backed securities is as follows (in thousands):

				Credit Losses Recognized
				For the three months ended September 30, 2010		Life-to-date
Adjusted LTV Ratio	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
< 70%	4	$22,959	$22,927	–	$–	–	$–
70 < 75	2	48,479	45,797	–	–	–	–
75 < 80	1	12,842	13,254	–	–	–	–
80 < 85	8	190,100	163,144	6	4,703	6	9,253
>= 85	13	279,364	236,322	10	8,589	12	36,052
Total	28	$553,744	$481,444	16	$13,292	18	$45,305

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

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $13.3 million of credit loss impairment in earnings on these securities during the third quarter of 2010.  Additional impairment based on the difference between the total unrealized losses and the estimated credit losses on these securities was charged against other comprehensive income, net of deferred taxes.  In addition to the other-than-temporary impairment charges on private-label mortgage-backed securities, the Company recognized $1.0 million in impairment charges on certain below investment grade municipal securities during the third quarter of 2010 based on management’s assessment of on-going financial difficulties and recent court developments regarding the municipal authority servicing the bonds.     See additional discussion regarding the development of the fair value of the bonds in Note 12.

The following represents the composition of net impairment losses recognized in earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
OTTI related to perpetual preferred stocks recognized in earnings	$–	$–	$–	$(8,008)
OTTI on debt securities due to change in intent to sell	–	–	–	(1,263)
OTTI on debt securities not intended for sale	(4,525)	(6,133)	(25,192)	(52,493)
Less: Portion of OTTI recognized in other comprehensive income	9,786	(2,752)	(4,010)	(41,839)
OTTI recognized in earnings related to credit losses on debt securities not intended for sale	(14,311)	(3,381)	(21,182)	(10,654)
Total OTTI recognized in earnings	$(14,311)	$(3,381)	$(21,182)	$(19,925)

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available-for-sale debt securities in earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$32,013	$7,273	$25,142	$–
Additions for credit-related OTTI not previously recognized	1,194	1,563	2,983	8,557
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	13,117	1,818	18,199	2,097
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$46,324	$10,654	$46,324	$10,654

Mortgage Trading Securities

Mortgage trading securities are residential mortgage-backed securities issued by U.S. government agencies that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet.  The Company has elected to carry these securities at fair value with changes in fair value being recognized in earnings as they occur.  Mortgage trading securities were carried at their fair value of $475 million at September 30, 2010 with a net unrealized gain of $4.9 million.  Mortgage trading securities were carried at their fair value of $286 million at December 31, 2009, with a net unrealized loss of $2.1 million and fair value of $321 million at September 30, 2009 with a net unrealized gain of $5.0 million.  The Company recognized a net gain of $3.4 million and $18.4 million on mortgage trading securities for the three and nine months ended September 30, 2010, respectively.  The Company recognized a net gain of $3.6 million and a net loss of $8.8 million on mortgage trading securities for the three and nine months ended September 30, 2009, respectively.

3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2010 (in thousands):

	Gross Basis				Net Basis2
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer Risk Management Programs:
Interest rate contracts	$12,922,733	$162,377	$12,358,978	$159,901	$116,257	$113,781
Energy contracts	2,120,942	280,623	2,377,861	280,138	101,636	101,151
Agricultural contracts	153,551	5,609	162,927	5,500	1,715	1,606
Foreign exchange contracts	48,707	48,707	48,707	48,707	48,707	48,707
CD options	144,289	9,151	144,289	9,151	9,151	9,151
Total customer derivatives before cash collateral	15,390,222	506,467	15,092,762	503,397	277,466	274,396
Less: cash collateral	–	–	–	–	(19,907)	(56,157)
Total customer derivatives	15,390,222	506,467	15,092,762	503,397	257,559	218,239

Interest Rate Risk Management Programs	124,000	8,545	2,977	57	8,545	57
Total Derivative Contracts	$15,514,222	$515,012	$15,095,739	$503,454	$266,104	$218,296
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
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

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities.  Derivative assets and liabilities are reported net of cash margin when certain conditions are met.  As of September 30, 2010, a decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $58 million.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2009 (in thousands):

	Gross Basis				Net Basis2
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer Risk Management Programs:
Interest rate contracts	$7,202,515	$195,387	$7,210,220	$200,770	$136,625	$142,008
Energy contracts	4,091,495	611,327	4,304,136	610,802	215,144	214,619
Agricultural contracts	57,062	1,650	45,192	1,522	1,650	1,522
Foreign exchange contracts	54,068	54,160	54,160	54,160	54,160	54,160
CD options	55,938	4,888	55,938	4,888	4,888	4,888
Total customer derivatives before cash collateral	11,461,078	867,412	11,669,646	872,142	412,467	417,197
Less: cash collateral	–	–	–	–	(17,089)	(22,000)
Total customer derivatives	11,461,078	867,412	11,669,646	872,142	395,378	395,197

Interest Rate Risk Management Programs	98,541	1,732	–	–	1,732	–
Total Derivative Contracts	$11,559,619	$869,144	$11,669,646	$872,142	$397,110	$395,197
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
2
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months ended September 30, 2010		Three Months ended September 30, 2009
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$1,152	$–	$(197)	$–
Energy contracts	2,373	–	1,313	–
Agricultural contracts	153	–	196	–
Foreign exchange contracts	159	–	197	–
CD options	–	–	–	–
Total Customer Derivatives	3,837	–	1,509	–

Interest Rate Risk Management Programs	–	4,472	–	(2,242)
Total Derivative Contracts	$3,837	$4,472	$1,509	$(2,242)

	Nine Months ended September 30, 2010		Nine Months ended September 30, 2009
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$1,915	$–	$1,482	$–
Energy contracts	6,398	–	2,627	–
Agricultural contracts	602	–	529	–
Foreign exchange contracts	492	–	371	–
CD options	–	–	–	–
Total Customer Derivatives	9,407	–	5,009	–

Interest Rate Risk Management Programs	–	11,148	–	(10,846)
Total Derivative Contracts	$9,407	$11,148	$5,009	$(10,846)

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

Interest Rate Risk Management Programs

BOK Financial uses interest rate swaps in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights.  Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed rate liabilities to floating rate based on LIBOR.  Net interest revenue was increased by $1.1 million and $3.2 million for the three months ended September 30, 2010 and 2009, respectively, from the settlement of amounts receivable or payable on interest rate swaps.  As of September 30, 2010, BOK Financial had interest rate swaps with a notional value of $94 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

The notional and the fair value included in residential mortgage loans held for sale on the balance sheet related to derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward contract sales were (in thousands):

	September 30, 2010		December 31, 2009		September 30, 2009
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value

Mortgage loan commitments	$325,562	$8,722	$117,716	$496	$159,598	$3,481
Forward sales contracts	630,846	(2,417)	333,218	3,626	310,799	(3,875)
		$6,305		$4,122		$(394)

The related gain (loss) included in mortgage banking revenue in the Consolidated Statement of Earnings (Unaudited) related to the changes in the fair value of derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward contract sales were (in thousands):

	Mortgage Banking Revenue
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009

Mortgage loan commitments	$3,184	$1,634	$8,226	$1,312
Forward sales contracts	5,040	(8,960)	(6,043)	(1,712)
	$8,224	$(7,326)	$2,183	$(400)

(4) Impaired Loans

Impaired Loans

Investments in loans considered to be impaired were as follows (in thousands):

	September 30, 2010	December 31, 2009	September 30, 2009
Investment in impaired loans (all of which were on a nonaccrual basis)	$242,969	$316,666	$357,954
Loans with specific reserves for loss	170,123	204,076	247,309
Specific reserve balance	12,145	36,168	37,739
No specific related reserve for loss	72,846	112,590	110,645
Average recorded investment in impaired loans	290,909	327,935	316,246

Approximately $9.0 million of losses on impaired loans with no related specific reserves at September 30, 2010 were charged off against the allowance for loan losses in the third quarter of 2010.  Interest income recognized on impaired loans was not significant.

(5) Reserve for Credit Losses

The activity in the reserve for loan losses is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$299,489	$263,309	$292,095	$233,236
Provision for loan losses	19,800	53,580	97,226	150,461
Loans charged off	(25,339)	(38,581)	(103,835)	(110,525)
Recoveries	5,204	2,594	13,668	7,730
Ending balance	$299,154	$280,902	$299,154	$280,902

The activity in the reserve for off-balance sheet credit losses is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$15,102	$10,445	$14,388	$15,166
Provision for off-balance sheet credit losses	200	1,540	914	(3,181)
Ending balance	$15,302	$11,985	$15,302	$11,985

Provision for credit losses	$20,000	$55,120	$98,140	$147,280

(6) Mortgage Banking Activities

BOK Financial transfers financial assets primarily to government sponsored agencies as part of its mortgage banking activities.  Transfers are recorded as sales for financial reporting purposes when the criteria for surrender of control are met.  BOK Financial may retain the right to service the assets and may incur a recourse obligation.  The Company may also retain a residual interest in excess cash flows generated by the assets.  All assets obtained, including cash, servicing rights and residual interests, and all liabilities incurred, including recourse obligations, are initially recognized at fair value, all assets transferred are derecognized and any gain or loss on the sale is recognized in earnings.  Subsequently, servicing rights and residual interests are carried at fair value with changes in fair value recognized in earnings as they occur.  A separate reserve is maintained as part of other liabilities for the Company’s credit risk on loans transferred subject to a recourse obligation.

Residential mortgage loans held for sale totaled $317 million and $172 million and outstanding mortgage loan commitments totaled $423 million and $216 million at September 30, 2010 and 2009, respectively.  Residential mortgage loans held for sale totaled $218 million and outstanding mortgage loan commitments totaled $145 million at December 31, 2009.  Mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk.  Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets.  Exposure to interest rate fluctuations is partially managed through forward sales of mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days.  As of September 30, 2010, the unrealized loss recognized on forward sales contracts used to manage the mortgage pipeline interest rate risk was approximately $2.4 million.  Gains on mortgage loans sold, including capitalized mortgage servicing rights, totaled $24.1 million and $7.2 million for the nine months ended September 30, 2010 and 2009, respectively.

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

BOK Financial owned the rights to service 99,986 mortgage loans with outstanding principal balances of $12.0 billion, including $813 million serviced for affiliates at September 30, 2010, and owned rights to service 62,860 mortgage loans with outstanding principal balances of $7.1 billion, including $832 million serviced for affiliates at September 30, 2009.  The weighted average interest rate and remaining term was 5.55% and 290 months, respectively, at September 30, 2010, and 5.74% and 289 months, respectively, at September 30, 2009.

For the three months and nine months ended September 30, 2010, mortgage banking revenue includes servicing fee income and late charges on loans serviced for others of $10.2 million and $28.1 million, respectively.  For the three months and nine months ended September 30, 2009, mortgage banking revenue includes servicing fee income and late charges on loans serviced for others of $5.2 million and $14.6 million, respectively.

Activity in capitalized mortgage servicing rights during the three months ending September 30, 2010 is as follows (in thousands):
	Capitalized Mortgage Servicing Rights
	Purchased	Originated	Total
Balance at June 30, 2010	$37,446	$61,496	$98,942
Additions, net	–	7,716	7,716
Change in fair value due to loan runoff	(2,062)	(2,339)	(4,401)
Change in fair value due to market changes	(4,022)	(11,902)	(15,924)
Balance at September 30, 2010	$31,362	$54,971	$86,333

Activity in capitalized mortgage servicing rights during the nine months ending September 30, 2010 is as follows (in thousands):
	Capitalized Mortgage Servicing Rights
	Purchased		Originated	Total
Balance at December 31, 2009	$7,828		$65,996	$73,824
Additions, net	31,892		18,078	49,970
Change in fair value due to loan runoff	(4,703)		(11,308)	(16,011)
Change in fair value due to market changes	(3,655	) (1)	(17,795)	(21,450)
Balance at September 30, 2010	$31,362		$54,971	$86,333
(1)  Includes initial pre-tax gain of $11.8 million on the purchase of mortgage servicing rights.

Activity in capitalized mortgage servicing rights during the three months ending September 30, 2009 is as follows (in thousands):
	Capitalized Mortgage Servicing Rights
	Purchased	Originated	Total
Balance at June 30, 2009	$7,969	$59,444	$67,413
Additions, net	–	7,431	7,431
Change in fair value due to loan runoff	(520)	(4,654)	(5,174)
Change in fair value due to market changes	(939)	(2,042)	(2,981)
Balance at September 30, 2009	$6,510	$60,179	$66,689

Activity in capitalized mortgage servicing rights during the nine months ending September 30, 2009 is as follows (in thousands):
	Capitalized Mortgage Servicing Rights
	Purchased	Originated	Total
Balance at December 31, 2008	$6,353	$36,399	$42,752
Additions, net	–	32,699	32,699
Change in fair value due to loan runoff	(1,984)	(13,617)	(15,601)
Change in fair value due to market changes	2,141	4,698	6,839
Balance at September 30, 2009	$6,510	$60,179	$66,689

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

There is no active market for trading in mortgage servicing rights after origination.  Fair value is determined by discounting the projected net cash flows. Significant assumptions considered significant unobservable inputs used to determine fair value are:

	September 30, 2010	December 31, 2009	September 30, 2009
Discount rate – risk-free rate plus a market premium	10.4%	11.2%	10.3%
Prepayment rate – based upon loan interest rate, original term and loan type	5.2% - 56.0%	8.1% - 26.9%	8.9% - 25.0%
Loan servicing costs – annually per loan based upon loan type	$35 - $60	$43 - $66	$43 - $66
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.51%	2.98%	2.65%

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

Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced by interest rate at September 30, 2010 follows (in thousands):

	< 4.50%	4.50% - 5.49%	5.50% - 6.49%	> 6.49%	Total

Fair value	$4,230	$47,140	$25,393	$9,570	$86,333
Outstanding principal of loans serviced (1)	$484,277	$5,092,997	$4,013,923	$1,599,605	$11,190,802
(1) Excludes outstanding principal of $813 million for loans serviced for affiliates.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At September 30, 2010, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedging by $924 thousand. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $3.3 million.  In our model, changes in the value of our servicing rights due to changes in interest rates assume stable relationships between mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006.  Periodic pension expense was $778 thousand and $600 thousand for the three months ended September 30, 2010 and 2009, respectively and $2.3 million and $1.8 million during the nine months ended September 30, 2010 and 2009, respectively.  The Company made no Pension Plan contributions during the nine months ended September 30, 2010 and 2009.

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

In September and October of this year, Bank of Oklahoma, National Association was named as a defendant in three putative class actions alleging that the manner in which the bank posted charges to its consumer demand deposit accounts breached an implied obligation of good faith and fair dealing and violates the Oklahoma Consumer Protection Act.  The actions also allege that the manner in which the bank posted charges to its consumer demand deposit accounts is unconscionable, constitutes conversion, and unjustly enriches the bank.  Two of the actions are pending in the District Court of Tulsa County.  The third action is pending in the United States District Court for the Western District of Oklahoma.  Each of the three actions seeks to establish a class consisting of all consumer customers of the bank.  The amount claimed by the plaintiffs has not been determined, but could be material.  The federal lawsuit, while initially filed in the United States District Court for the Western District of Oklahoma, has been conditionally transferred for pretrial purposes to multi-district litigation in the Southern District of Florida in which numerous other putative class actions regarding overdraft fees are pending against financial institutions.  The consolidation in the multi-district litigation is for pre-trial discovery and motion proceedings.  The three actions are pending on motions to dismiss the complaints.  Management has been advised by counsel that, in its opinion, the Company’s overdraft practices meet all requirements of law and the Company has substantial defenses to the claims.  Based on currently available information, management anticipates the claims will be resolved without material loss to the Company.

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan.  At September 30, 2010, the Company recognized a $3.3 million contingent liability for its share of losses under this plan.  Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan.  At September 30, 2010, the Company recognized a $2.2 million receivable for its proportionate share of this escrow account.

BOK Financial currently owns 251,837 Visa Class B shares which are convertible into Visa Class A shares at the later of three years after the date of Visa’s initial public offering or the final settlement of all covered litigation.  The current exchange rate is approximately 0.5102 Class A shares for each Class B share.  However, the Company’s Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs.  No value may be assigned until the Class B shares are converted into a known number of Class A shares.

At September 30, 2010, Cavanal Hill Funds’ assets included $806 million of U.S. Treasury, $878 million of cash management and $419 million of tax-free money market funds.  Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities.  The net asset value of units in these funds was $1.00 at September 30, 2010.  An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries.  BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.  No assets were purchased from the funds in 2010 or 2009.

Cottonwood Valley Ventures, Inc. (“CVV, Inc.”), an indirectly wholly-owned subsidiary of BOK Financial, is being audited by the Oklahoma Tax Commission (“OTC”) for tax years 2007 through 2009.  CVV, Inc. is a qualified venture capital company under the applicable Oklahoma statute.  As authorized by the statute, CVV, Inc. generates transferable Oklahoma state income tax credits by providing direct debt financing to private companies which qualify as statutory Oklahoma business ventures.  Due to certain statutory limitations on utilization of such credits, CVV, Inc. must sell the majority of the credits to provide the economic incentives provided for by the statute.  In the event that the OTC disallowed any of the credits, CVV, Inc. would be required to indemnify purchasers for the tax credits disallowed.  Management does not anticipate that this audit will have a material adverse impact to the financial statements.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints.

Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

(9) Shareholders’ Equity

On October 26, 2010, the Board of Directors of BOK Financial Corporation approved a $0.25 per share quarterly common stock dividend.  The quarterly dividend will be payable on December 1, 2010 to shareholders of record on November 17, 2010.

Dividends declared during the three and nine month periods ended September 30, 2010 were $0.25 per share and $0.74 per share, respectively.    Dividends declared during the three and nine months ended September 30, 2009 were $0.24 per share and $0.705 per share, respectively.

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

	Unrealized	Other	Accumulated	Unrealized
	Gain (Loss)	Than	(Loss) on	(Loss)
	On Available	Temporary	Effective	On
	For Sale	Impairment	Cash Flow	Employee
	Securities	Losses	Hedges	Benefit Plans	Total
Balance at December 31, 2008	$(204,648)	$–	$(1,199)	$(17,039)	$(222,886)
Unrealized gains on securities	381,772	13,885	–	–	395,657
Other-than-temporary impairment losses on securities	–	(41,839)	–	–	(41,839)
Tax benefit (expense) on unrealized gains (losses)	(128,568)	9,418	–	–	(119,150)
Reclassification adjustment for (gains) losses realized and included in net income	(19,089)	–	169	–	(18,920)
Reclassification adjustment for tax expense (benefit) on realized gains (losses)	6,441	–	(66)	–	6,375
Balance at September 30, 2009	$35,908	$(18,536)	$(1,096)	$(17,039)	$(763)

Balance at December 31, 2009	$59,772	$(53,000)	$(1,039)	$(16,473)	$(10,740)
Unrealized gains on securities	240,317	26,818	–	–	267,135
Other-than-temporary impairment losses on securities	–	(4,010)	–	–	(4,010)
Unrealized gains on employee benefit plans	–	–	–	373	373
Tax expense on unrealized gains	(92,606)	(8,293)	–	(145)	(101,044)
Reclassification adjustment for (gains) losses realized and included in net income	(20,929)	–	188	–	(20,741)
Reclassification adjustment for tax expense (benefit)on realized gains (losses)	8,141	–	(73)	–	8,068
Balance at September 30, 2010	$194,695	$(38,485)	$(924)	$(16,245)	$139,041

(10)  Earnings Per Share
        (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$64,267	$50,660	$187,922	$157,807
Earnings allocated to participating securities	(436)	(222)	(1,203)	(637)
Numerator for basic earnings per share – income available to common shareholders	63,831	50,438	186,719	157,170
Effect of reallocating undistributed earnings of participating securities	1	–	3	1
Numerator for diluted earnings per share – income available to common shareholders	$63,832	$50,438	$186,722	$157,171
Denominator:
Weighted average shares outstanding	68,087,122	67,689,450	68,041,442	67,625,011
Less: Participating securities included in weighted average shares outstanding	(461,744)	(297,391)	(433,165)	(273,575)
Denominator for basic earnings per common share	67,625,378	67,392,059	67,608,277	67,351,436
Dilutive effect of employee stock compensation plans (1)	139,966	121,641	204,159	98,736
Denominator for diluted earnings per common share	67,765,344	67,513,700	67,812,436	67,450,172
Basic earnings per share	$0.94	$0.75	$2.76	$2.33
Diluted earnings per share	$0.94	$0.75	$2.75	$2.33
(1)Excludes employee stock options with exercise prices greater than current market price.	2,357,075	2,461,878	1,464,694	2,860,087

(11)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
NIR (expense) from external sources	$87,094	$22,887	$7,533	$2,152	$61,049	$180,715
NIR (expense) from internal sources	(11,942)	12,097	3,178	–	(3,333)	–

Total net interest revenue	75,152	34,984	10,711	2,152	57,716	180,715

Other operating revenue	32,999	57,342	42,145	–	3,119	135,605
Operating expense	52,170	60,012	45,985	–	25,459	183,626
Provision for credit losses	9,716	6,583	3,834	–	(133)	20,000
Decrease in fair value of mortgage service rights	–	(15,924)	–	–	–	(15,924)
Gain (loss) on financial instruments, net	–	8,045	266	–	(6,243)	2,068
Loss on repossessed assets, net	(1,283)	(763)	–	–	(3,569)	(5,615)
Income before taxes	44,982	17,089	3,303	2,152	25,697	93,223
Federal and state income tax	17,498	6,648	1,285	–	4,504	29,935
Net income	27,484	10,441	2,018	2,152	21,193	63,288
Net income attributable to non-controlling interest	–	–	–	–	(979)	(979)
Net income attributable to BOK Financial Corporation	$27,484	$10,441	$2,018	$2,152	$22,172	$64,267
Average assets	$8,912,840	$6,304,499	$3,593,863	–	$5,381,088	$24,192,290

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
NIR (expense) from external sources	$257,120	$64,058	$24,505	$6,895	$192,824	$545,402
NIR (expense) from internal sources	(37,110)	35,409	8,590	–	(6,889)	–

Total net interest revenue	220,010	99,467	33,095	6,895	185,935	545,402

Other operating revenue	96,461	151,051	121,485	–	10,246	379,243
Operating expense	153,301	178,215	130,886	–	69,699	532,101
Provision for credit losses	60,572	19,859	9,734	–	7,975	98,140
Decrease in fair value of mortgage service rights	–	(21,450)	–	–	–	(21,450)
Gain on financial instruments, net	–	30,265	282	–	(795)	29,752
Gain (loss) on repossessed assets, net	(17,046)	(642)	–	–	(3,570)	(21,258)
Income before taxes	85,552	60,617	14,242	6,895	114,142	281,448
Federal and state income tax	33,280	23,580	5,540	–	29,860	92,260
Net income	52,272	37,037	8,702	6,895	84,282	189,188
Net income attributable to non-controlling interest	–	–	–	–	1,266	1,266
Net income attributable to BOK Financial Corporation	$52,272	$37,037	$8,702	$6,895	$83,016	$187,922
Average assets	$9,027,723	$6,221,464	$3,413,492	–	$5,032,576	$23,695,255

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2009 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
NIR (expense) from external sources	$87,067	$15,064	$7,774	$1,982	$68,574	$180,461
NIR (expense) from internal sources	(15,219)	14,892	2,026	–	(1,699)	–

Total net interest revenue	71,848	29,956	9,800	1,982	66,875	180,461

Other operating revenue	32,789	43,578	40,847	–	5,965	123,179
Operating expense	56,697	63,755	44,571	–	8,401	173,424
Provision for credit losses	27,819	7,079	1,089	–	19,133	55,120
Decrease in fair value of mortgage service rights	–	(2,981)	–	–	–	(2,981)
Gain (loss) on financial instruments, net	–	3,560	–	–	5,031	8,591
Gain (loss) on repossessed assets, net	(3,020)	693	–	–	–	(2,327)
Income before taxes	17,101	3,972	4,987	1,982	50,337	78,379
Federal and state income tax	6,652	1,545	1,940	–	14,635	24,772
Net income	10,449	2,427	3,047	1,982	35,702	53,607
Net income attributable to non-controlling interest	–	–	–	–	2,947	2,947
Net income attributable to BOK Financial Corporation	$10,449	$2,427	$3,047	$1,982	$32,755	$50,660
Average assets	$9,847,655	$6,190,573	$2,833,228	–	$4,179,078	$23,050,534

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2009 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
NIR (expense) from external sources	$259,682	$40,263	$17,319	$5,879	$202,743	$525,886
NIR (expense) from internal sources	(41,169)	61,000	15,352	–	(35,183)	–

Total net interest revenue	218,513	101,263	32,671	5,879	167,560	525,886

Other operating revenue	100,051	138,495	120,676	–	9,680	368,902
Operating expense	166,728	190,143	128,898	–	37,842	523,611
Provision for credit losses	76,832	18,316	7,647	–	44,485	147,280
Increase in fair value of mortgage service rights	–	6,839	–	–	–	6,839
Gain (loss) on financial instruments, net	–	(8,758)	–	–	24,683	15,925
Gain (loss) on repossessed assets, net	(4,145)	859	–	–	(238)	(3,524)
Income before taxes	70,859	30,239	16,802	5,879	119,358	243,137
Federal and state income tax	27,564	11,763	6,536	–	36,062	81,925
Net income	43,295	18,476	10,266	5,879	83,296	161,212
Net income attributable to non-controlling interest	–	–	–	–	3,405	3,405
Net income attributable to BOK Financial Corporation	$43,295	$18,476	$10,266	$5,879	$79,891	$157,807
Average assets	$10,324,426	$6,164,170	$2,976,690	–	$3,483,941	$22,949,227

(12) Fair Value Measurements

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2010 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$1,195,902				$1,195,902
Trading securities	82,247				82,247
Investment securities:
Municipal and other tax-exempt	187,608				194,051
Other debt securities	156,140				164,289
	343,748				358,340
Available for sale securities:
Municipal and other tax-exempt	68,308				68,308
U.S. agency residential mortgage-backed securities	8,596,911				8,596,911
Private issue residential mortgage-backed securities	708,472				708,472
Other debt securities	9,887				9,887
Federal Reserve Bank stock	32,844				32,844
Federal Home Loan Bank stock	77,095				77,095
Perpetual preferred stock	22,024				22,024
Equity securities and mutual funds	44,669				44,669
	9,560,210				9,560,210

Mortgage trading securities	475,215				475,215
Residential mortgage loans held for sale	316,893	–	–	–	316,893
Loans:
Commercial	5,972,008	0.25 – 18.00%	0.56	0.68 – 4.11%	5,906,847
Commercial real estate	2,323,122	0.38 – 18.00	1.20	0.29 – 3.52	2,280,422
Residential mortgage	1,883,908	0.38 – 18.00	2.96	0.79 – 3.86	1,945,460
Consumer	626,806	0.38 – 21.00	0.90	1.78 – 3.74	636,269
Total loans	10,805,844				10,768,998

Reserve for loan losses	(299,154)				–
Net loans	10,506,690				10,768,998
Mortgage servicing rights	86,333				86,333
Derivative instruments with positive fair value, net of cash margin	266,104				266,104
Other assets – private equity funds	23,831				23,831
Deposits with no stated maturity	13,081,091				13,081,091
Time deposits	3,741,500	0.01 – 9.64	1.83	0.81 – 1.34	3,242,844
Other borrowings	3,353,325	0.06 – 4.44	0.34	0.15 – 2.72	3,348,587
Subordinated debentures	398,658	5.19 – 5.82	2.53	3.46	418,959
Derivative instruments with negative fair value, net of cash margin	218,296				218,296

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2009 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$921,216				$921,216
Trading securities	65,354				65,354
Investment securities:
Municipal and other tax-exempt	232,568				238,847
Other debt securities	7,837				7,857
	240,405				246,704
Available for sale securities:
U.S. Treasury	7,020				7,020
Municipal and other tax-exempt	62,201				62,201
U.S. agency residential mortgage-backed securities	7,809,328				7,809,328
Private issue residential mortgage-backed securities	792,362				792,362
Other debt securities	17,147				17,147
Federal Reserve Bank stock	32,526				32,526
Federal Home Loan Bank stock	78,999				78,999
Perpetual preferred stock	22,275				22,275
Equity securities and mutual funds	50,165				50,165
	8,872,023				8,872,023

Mortgage trading securities	285,950				285,950
Residential mortgage loans held for sale	217,826	–	–	–	217,826
Loans:
Commercial	6,207,840	1.04 – 18.00%	0.47	0.23 – 3.81%	6,118,613
Commercial real estate	2,491,434	2.00 – 18.00	1.24	0.24 – 3.81	2,457,730
Residential mortgage	1,793,622	0.08 – 12.75	6.93	0.74 – 4.85	1,920,449
Consumer	786,802	1.75 – 21.00	1.26	3.81	807,288
Total loans	11,279,698				11,304,080

Reserve for loan losses	(292,095)				–
Net loans	10,987,603				11,304,080
Mortgage servicing rights	73,824				73,824
Derivative instruments with positive fair value, net of cash margin	343,782				343,782
Other assets – private equity funds	22,917				22,917
Deposits with no stated maturity	11,750,235				11,750,235
Time deposits	3,767,993	0.02 – 10.00	2.09	0.06 – 2.34	3,776,149
Other borrowings	4,605,100	0.25 – 6.58	0.05	0.06 – 0.25	4,989,509
Subordinated debentures	398,539	5.58	3.55	1.79	442,738
Derivative instruments with negative fair value, net of cash margin	308,360				308,360

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2009 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$1,422,709				$1,422,709
Trading securities	100,898				100,898
Investment securities:
Municipal and other tax-exempt	230,868				237,520
Other debt securities	7,233				7,254
	238,101				244,774
Available for sale securities:
U.S. Treasury	7,052				7,052
Municipal and other tax-exempt	47,903				47,903
U.S. agency residential mortgage-backed securities	6,886,867				6,886,867
Private issue residential mortgage-backed securities	1,140,943				1,140,943
Other debt securities	15,862				15,862
Federal Reserve Bank stock	32,526				32,526
Federal Home Loan Bank stock	146,355				146,355
Perpetual preferred stock	20,038				20,038
Equity securities and mutual funds	61,016				61,016
	8,358,562				8,358,562

Mortgage trading securities
Residential mortgage loans held for sale	172,301	–	–	–	172,301
Loans:
Commercial	6,370,056	1.16 – 18.00%	0.44	0.25 – 3.81%	6,296,169
Commercial real estate	2,560,335	1.50 – 18.00	1.19	0.27 – 3.81	2,541,037
Residential mortgage	1,829,824	4.00 – 12.75	7.07	1.02 – 4.51	2,014,143
Consumer	851,349	2.00 – 21.00	1.35	3.81	877,461
Total loans	11,611,564				11,728,810

Reserve for loan losses	(280,902)				–
Net loans	11,330,662				11,728,810
Mortgage servicing rights	66,689				66,689
Derivative instruments with positive fair value, net of cash margin	397,110				397,110
Other assets – private equity funds	22,043				22,043
Deposits with no stated maturity	11,010,533				11,010,533
Time deposits	4,084,813	0.03 – 10.00	1.97	0.15 – 2.22	4,103,217
Other borrowings	5,388,848	1.13 – 3.52	0.06	0.08 – 0.29	5,277,731
Subordinated debentures	398,502	5.58	3.80	1.78	446,650
Derivative instruments with negative fair value, net of cash margin	395,197				395,197

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings. The fair values of loans were estimated to approximate their discounted cash flows less loan loss reserves allocated to these loans of $273 million at September 30, 2010, $274 million at December 31, 2009 and $254 million at September 30, 2009.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at September 30, 2010, December 31, 2009 or September 30, 2009.

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

Fair Value of Financial Instruments Measured on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of September 30, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$82,247	$4,219	$78,028	$–
Available for sale securities:
Municipal and other tax-exempt	68,308		27,397	40,911
U.S. agency residential mortgage-backed securities	8,596,911		8,596,911
Private issue residential mortgage-backed securities	708,472		708,472
Other debt securities	9,887		3	9,884
Federal Reserve Bank stock	32,844		32,844
Federal Home Loan Bank stock	77,095		77,095
Perpetual preferred stock	22,024		22,024
Equity securities and mutual funds	44,669	21,426	23,243
	9,560,210	21,426	9,487,989	50,795

Mortgage trading securities	475,215		475,215
Residential mortgage loans held for sale	316,893		316,893
Mortgage servicing rights	86,333			86,333	(1)
Derivative contracts, net of cash margin (2)	266,104		266,104
Other assets – private equity funds	23,831			23,831

Liabilities:
Certificates of deposit	27,804		27,804
Derivative contracts, net of cash margin (2)	218,296		218,296
(1)
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

(2)
See Note 3 for detail of fair value of derivative contracts by contract type.  The fair value of derivative assets and liabilities based on Quoted
Price in Active Markets for Identical Instruments represents derivative contracts for agricultural products traded on exchanges.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$65,354	$1,282	$54,272	$9,800
Available for sale securities:
U.S. Treasury	7,020	7,020
Municipal and other tax-exempt	62,201		25,603	36,598
U.S. agency residential mortgage-backed securities	7,809,328		7,809,328
Private issue residential mortgage-backed securities	792,362		792,362
Other debt securities	17,147		31	17,116
Federal Reserve Bank stock	32,526		32,526
Federal Home Loan Bank stock	78,999		78,999
Perpetual preferred stock	22,275		22,275
Equity securities and mutual funds	50,165	24,424	25,741
	8,872,023	31,444	8,786,865	53,714

Mortgage trading securities	285,950		285,950
Residential mortgage loans held for sale	217,826		217,826
Mortgage servicing rights	73,824			73,824	(1)
Derivative contracts, net of cash margin (2)	343,782	1,175	342,607
Other assets – private equity funds	22,917			22,917

Liabilities:
Certificates of deposit	98,031		98,031
Derivative contracts, net of cash margin (2)	308,360	875	307,485
(1)
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

(2)
See Note 3 for detail of fair value of derivative contracts by contract type.  See Note 3 for detail of fair value of derivative contracts by contract type.  The fair value of derivative assets and liabilities based on Quoted Price in Active Markets for Identical Instruments represents derivative contracts for agricultural products traded on exchanges.

The fair value of certain municipal and other debt securities classified as trading, investment or available for sale may be based on significant unobservable inputs.  These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt.  Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack of trading volume.  Taxable securities rated investment grade by all nationally recognized rating agencies are generally valued at par to yield a range of 1.74% to 3.29%.  As of September 30, 2010, average yields on comparable short-term taxable securities are generally less than 1%.  Tax-exempt securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 1.04% to 1.10%, which represents a spread of 75 to 80 basis points over average yields of comparable securities as of September 30, 2010.  The resulting estimated fair value of securities rated investment grade ranges from 99.05% to 99.67% of par value at September 30, 2010.

After other-than-temporary impairment charges, approximately $11.5 million of our municipal and other tax-exempt securities are rated below investment grade by at least one of the three nationally recognized rating agencies.  The fair value of these securities was determined based on yields ranging from 4.55% to 7.93%.  These yields were determined using a spread of 425 basis points over comparable municipal securities of varying durations.  The resulting estimated fair value of securities rated below investment grade ranges from 85.60% to 86.17% of par value as of September 30, 2010.  All of these securities are currently paying contractual interest in accordance with their respective terms.

The following represents the changes for the three months ended September 30, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

		Available for Sale Securities
	Trading Securities	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at June 30, 2010	$–	$39,826	$13,035	$23,834
Transfer from trading to available for sale	(2,378)	2,378	–	–
Purchases, proceeds, issuances and settlements, net	2,450	(1,200)	(3,307)	1,673
Gain (loss) recognized in earnings:
Brokerage and trading revenue	(72)	–	–
Gain (loss) on other assets	–	–	–	(1,676)
Gain on securities, net	–	7	259	–
Other-than-temporary impairment losses	–	(1,019)	–	–
Other comprehensive (loss)	–	919	(103)	–
Balance September 30, 2010	$–	$40,911	$9,884	$23,831

The following represents the changes for the nine months ended September 30, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

		Available for Sale Securities
	Trading Securities	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at December 31, 2009	$9,800	$36,598	$17,116	$22,917
Transfer from trading to available for sale	(7,198)	7,098	100	–
Purchases, proceeds, issuances and settlements, net	(2,450)	(1,867)	(7,607)	1,674
Gain (loss) recognized in earnings:
Brokerage and trading revenue	(152)	–	–	–
Gain (loss) on other assets	–	–	–	(760)
Gain on securities, net	–	7	259	–
Other-than-temporary impairment losses	–	(1,019)	–	–
Other comprehensive (loss)	–	94	16	–
Balance September 30, 2010	$–	$40,911	$9,884	$23,831

Substantially all trading securities with fair values based on significant unobservable inputs were transferred to available for sale based on sales limitations and banking regulations.  There were no transfers from quoted prices in active markets for identical instruments to significant other observable inputs during the nine months ended September 30, 2010.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the period ended September 30, 2010:

	Carrying Value at September 30, 2010
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Adjustments for the Three Month Period Ended September 30, 2010
Impaired loans	$–	$40,665	$635	$16,085
Real estate and other repossessed assets	–	29,480	5,631	5,411
Other assets – alternative investments	–	–	2,950	1,000

The fair value of collateral-dependent impaired loans and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals.  Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data.  Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs.  Fair value adjustments of impaired loans are charged against the allowance for loan losses.  Fair value adjustments of real estate and other repossessed assets are charged against operating expenses as net gains, losses and operating expenses of repossessed assets.  During the third quarter of 2010, the Company recorded a charge against operating expenses based on the performance and earnings trends of the underlying business of a certain alternative investment.

Fair Value Election

Certain certificates of deposit were designated as carried at fair value.  This determination is made based on the Company’s intent to convert these certificates from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps that have not been designated as hedging instruments.  The fair value election for these liabilities better represents the economic effect of these instruments on the Company.  At September 30, 2010, the fair value and contractual principal amount of these certificates was $28 million and $27 million, respectively.  Change in the fair value of these certificates of deposit resulted in an unrealized gain during the three and nine months ended September 30, 2010 of $154 thousand and $597 thousand, respectively, which is included in Gain (Loss) on Derivatives, net on the Consolidated Statement of Earnings.   At September 30, 2009, the fair value and contractual principal amount of these certificates was $98 million and $97 million, respectively.  Changes in the fair value of these certificates of deposit resulted in an unrealized gain during the three and nine months ended September 30, 2009 of $120 thousand and $1.8 million, respectively.

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

 (13) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amount:
Federal statutory tax	$32,628	$27,433	$98,507	$85,098
Tax exempt revenue	(1,261)	(1,127)	(4,054)	(3,381)
Effect of state income taxes, net of federal benefit	1,872	1,283	5,590	5,899
Utilization of tax credits	(864)	(1,338)	(3,904)	(2,095)
Bank-owned life insurance	(1,136)	(820)	(2,878)	(2,460)
Reduction of tax accrual	(2,245)	–	(2,245)	–
Other, net	941	(659)	1,244	(1,136)
Total	$29,935	$24,772	$92,260	$81,925

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Percent of pretax income:
Federal statutory tax	35%	35%	35%	35%
Tax exempt revenue	(1)	(1)	(1)	(1)
Effect of state income taxes, net of federal benefit	1	2	2	2
Utilization of tax credits	(1)	(2)	(1)	(1)
Bank-owned life insurance	(1)	(1)	(1)	(1)
Reduction of tax accrual	(2)	–	(1)	–
Other, net	1	(1)	–	–
Total	32%	32%	33%	34%

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

As of September 30, 2010, outstanding commitments and letters of credit were as follows (in thousands):

Commitments to extend credit	$4,897,755
Standby letters of credit	525,113
Commercial letters of credit	5,775

The Company also has off-balance sheet credit risk for residential mortgage loans sold with full or partial recourse.  The principal balance of residential mortgage loans sold subject to recourse obligations totaled $300 million at September 30, 2010, $331 million at December 31, 2009 and $345 million at September 30, 2009.  The separate reserve for these off-balance sheet commitments was $16 million at September 30, 2010, $14 million at December 31, 2009 and $11 million at September 30, 2009.  At September 30, 2010, approximately 6% of the loans sold with recourse with an outstanding principal balance of $17 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 6% with an outstanding balance of $18 million were past due 30 to 89 days.  The provision for credit losses on loans sold with recourse is included in mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the reserve for losses on loans sold with recourse is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$13,781	$10,793	$13,781	$8,767
Provision for recourse losses	2,551	1,974	5,418	7,083
Loans charged off, net	(830)	(1,548)	(3,697)	(4,631)
Ending balance	$15,502	$11,219	$15,502	$11,219

(15) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2010 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q.  No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)

	Nine Months Ended
	September 30, 2010			September 30, 2009

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate

Assets
Taxable securities3	$9,513,539	$243,544	3.52%	$7,567,091	$246,604	4.51%
Tax-exempt securities3	282,272	10,595	5.02	270,450	11,650	5.76
Total securities3	9,795,811	254,139	3.56	7,837,541	258,254	4.55
Trading securities	66,332	2,023	4.08	96,389	2,773	3.85
Funds sold and resell agreements	24,624	20	0.11	49,063	62	0.17
Residential mortgage loans held for sale	188,203	6,516	4.63	218,425	7,791	4.77
Loans2	11,005,573	398,131	4.84	12,357,814	427,157	4.62
Less reserve for loan losses	309,972	-	-	273,466	-	-
Loans, net of reserve	10,695,601	398,131	4.98	12,084,348	427,157	4.73
Total earning assets3	20,770,571	660,829	4.31	20,285,766	696,037	4.65
Cash and other assets	2,924,684			2,663,461
Total assets	$23,695,255			$22,949,227

Liabilities and Shareholders’ Equity
Transaction deposits	$8,319,542	$30,114	0.48%	$6,877,782	$40,515	0.79%
Savings deposits	181,694	548	0.40	165,039	415	0.34
Time deposits	3,749,207	50,513	1.80	4,911,663	92,440	2.52
Total interest-bearing deposits	12,250,443	81,175	0.89	11,954,484	133,370	1.49
Funds purchased and repurchase agreements	2,429,877	6,284	0.35	2,386,998	6,697	0.38
Other borrowings	1,775,373	4,308	0.32	2,094,640	7,449	0.48
Subordinated debentures	398,598	16,765	5.62	398,455	16,756	5.62
Total interest-bearing liabilities	16,854,291	108,532	0.86	16,834,577	164,272	1.30
Demand deposits	3,660,567			3,148,823
Other liabilities	793,131			945,973
Shareholders’ equity	2,387,266			2,019,854
Total liabilities and shareholders’ equity	$23,695,255			$22,949,227

Tax-equivalent Net Interest Revenue3		$552,297	3.45%		$531,765	3.34%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.60			3.55
Less tax-equivalent adjustment1		6,895			5,879
Net Interest Revenue		545,402			525,886
Provision for credit losses		98,140			147,280
Other operating revenue		408,995			384,827
Other operating expense		574,809			520,296
Income before taxes		281,448			243,137
Federal and state income tax		92,260			81,925
Net income		189,188			161,212
Net income attributable to non-controlling interest		1,266			3,405
Net income attributable to BOK Financial Corp.		$187,922			$157,807

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$2.76			$2.33
Diluted		$2.75			$2.33

1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Quarterly Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)

	Three Months Ended
	September 30, 2010			June 30, 2010

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate

Assets
Taxable securities3	$9,953,104	$79,472	3.28%	$9,366,703	$81,460	3.56%
Tax-exempt securities3	256,110	3,145	4.87	296,282	3,614	4.89
Total securities3	10,209,214	82,617	3.32	9,662,985	85,074	3.60
Trading securities	69,315	570	3.26	58,722	661	4.51
Funds sold and resell agreements	18,882	4	0.08	22,776	8	0.14
Residential mortgage loans held for sale	242,559	2,592	4.24	183,489	2,177	4.76
Loans2	10,861,515	133,336	4.87	10,971,466	132,004	4.83
Less reserve for loan losses	308,139	–	–	312,595	–	–
Loans, net of reserve	10,553,376	133,336	5.01	10,658,871	132,004	4.97
Total earning assets3	21,093,346	219,119	4.19	20,586,843	219,924	4.33
Cash and other assets	3,098,944			2,857,964
Total assets	$24,192,290			$23,444,807

Liabilities and Shareholders’ Equity
Transaction deposits	$8,699,495	9,935	0.45	$8,287,296	10,044	0.49
Savings deposits	189,512	185	0.39	184,376	185	0.40
Time deposits	3,774,136	17,146	1.80	3,701,167	16,063	1.74
Total interest-bearing deposits	12,663,143	27,266	0.85	12,172,839	26,292	0.87
Funds purchased and repurchase agreements	2,227,088	2,008	0.36	2,491,084	2,254	0.36
Other borrowings	1,465,516	1,314	0.36	1,619,745	1,403	0.35
Subordinated debentures	398,638	5,664	5.64	398,598	5,535	5.57
Total interest-bearing liabilities	16,754,385	36,252	0.86	16,682,266	35,484	0.85
Demand deposits	3,831,486			3,660,910
Other liabilities	1,124,000			722,902
Shareholders’ equity	2,482,419			2,378,729
Total liabilities and shareholders’ equity	$24,192,290			$23,444,807

Tax-equivalent Net Interest Revenue3		$182,867	3.33%		$184,440	3.48%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.50			3.63
Less tax-equivalent adjustment1		2,152			2,327
Net Interest Revenue		180,715			182,113
Provision for credit losses		20,000			36,040
Other operating revenue		137,673			157,439
Other operating expense		205,165			205,912
Income before taxes		93,223			97,600
Federal and state income tax		29,935			32,042
Net income		63,288			65,558
Net income attributable to non-controlling interest		(979)			2,036
Net income attributable to BOK Financial Corp.		$64,267			$63,522

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$0.94			$0.93
Diluted		$0.94			$0.93

1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
March 31, 2010			December 31, 2009			September 30, 2009

Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
Balance	Expense1	Rate	Balance	Expense1	Rate	Balance	Expense1	Rate

$9,212,677	$82,612	3.73%	$8,875,417	$82,392	3.83%	$8,012,380	$81,890	4.18%
294,849	3,837	5.28	286,550	3,726	5.16	273,432	3,468	5.03
9,507,526	86,448	3.78	9,161,967	86,118	3.87	8,285,812	85,358	4.21
70,979	792	4.53	68,027	927	5.41	64,763	771	4.72
32,363	8	0.10	30,358	16	0.21	67,032	18	0.11
137,404	1,747	5.16	194,760	2,311	4.71	176,403	2,198	4.94
11,187,320	132,791	4.81	11,492,696	137,235	4.74	11,887,418	139,883	4.67
309,194	–	–	298,157	–	–	281,289	–	–
10,878,126	132,791	4.95	11,194,539	137,235	4.86	11,606,129	139,883	4.78
20,626,398	221,786	4.41	20,649,651	226,607	4.42	20,200,139	228,228	4.54
3,086,349			3,046,083			2,850,395
$23,712,747			$23,695,734			$23,050,534

$7,963,752	$10,135	0.52	$7,734,678	$11,092	0.57%	$7,162,477	$11,736	0.65%
170,990	178	0.42	167,572	199	0.47	167,677	203	0.48
3,772,295	17,304	1.86	4,002,337	19,700	1.95	4,404,854	24,401	2.20
11,907,037	27,617	0.94	11,904,587	30,991	1.03	11,735,008	36,340	1.23
2,575,286	2,022	0.32	2,173,476	1,658	0.30	2,284,985	1,817	0.32
2,249,470	1,591	0.29	2,380,938	1,742	0.29	2,173,103	2,070	0.38
398,559	5,566	5.66	398,522	5,542	5.52	398,484	5,558	5.53
17,130,352	36,796	0.87	16,857,523	39,933	0.94	16,591,580	45,785	1.09
3,485,504			3,666,663			3,392,578
798,263			924,803			931,406
2,298,628			2,246,745			2,134,970
$23,712,747			$23,695,734			$23,050,534

	$184,990	3.54%		$186,674	3.48%		$182,443	3.45%
		3.68			3.64			3.63
	2,416			2,196			1,982
	182,574			184,478			180,461
	42,100			48,620			55,120
	113,883			108,163			131,770
	163,732			176,437			178,732
	90,625			67,584			78,379
	30,283			24,780			24,772
	60,342			42,804			53,607
	209			33			2,947
	$60,133			$42,771			$50,660

	$0.88			$0.63			$0.75
	$0.88			$0.63			$0.75

Quarterly Earnings Trends -- Unaudited
(In thousands, except share and per share data)
	Three Months Ended
	Sept. 30, 2010	June 30. 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009
Interest revenue	$216,967	$217,597	$219,370	$224,411	$226,246
Interest expense	36,252	35,484	36,796	39,933	45,785
Net interest revenue	180,715	182,113	182,574	184,478	180,461
Provision for credit losses	20,000	36,040	42,100	48,620	55,120
Net interest revenue after provision for credit losses	160,715	146,073	140,474	135,858	125,341
Other operating revenue
Brokerage and trading revenue	27,072	24,754	21,035	20,240	24,944
Transaction card revenue	28,852	28,263	25,687	26,292	26,264
Trust fees and commissions	16,774	17,737	16,320	16,492	16,315
Deposit service charges and fees	24,290	28,797	26,792	29,501	30,464
Mortgage banking revenue	29,236	18,335	14,871	13,403	13,197
Bank-owned life insurance	3,004	2,908	2,972	2,870	2,634
Margin asset fees	83	69	36	50	51
Other revenue	7,625	7,305	7,602	7,101	6,087
Total fees and commissions	136,936	128,168	115,315	115,949	119,956
Gain (loss) on other assets, net	(1,331)	1,545	(1,390)	(205)	3,223
Gain (loss) on derivatives, net	4,626	7,272	(341)	(370)	(294)
Gain on securities, net	11,753	23,100	4,524	7,277	12,266
Total other-than-temporary impairment losses	(4,525)	(10,959)	(9,708)	(67,390)	(6,133)
Portion of loss recognized in other comprehensive income	9,786	(8,313)	(5,483)	(52,902)	(2,752)
Net impairment losses recognized in earnings	(14,311)	(2,646)	(4,225)	(14,488)	(3,381)
Total other operating revenue	137,673	157,439	113,883	108,163	131,770
Other operating expense
Personnel	101,216	97,054	96,824	93,687	98,012
Business promotion	4,426	4,945	3,978	5,758	4,827
Professional fees and services	7,621	6,668	6,401	8,813	7,555
Net occupancy and equipment	16,436	15,691	15,511	17,600	15,884
Insurance	6,052	5,596	6,533	6,412	6,092
Data processing and communications	21,601	21,940	20,309	21,121	20,413
Printing, postage and supplies	3,648	3,525	3,322	3,601	3,716
Net losses and operating expenses of repossessed assets	7,230	13,067	7,220	5,101	3,497
Amortization of intangible assets	1,324	1,323	1,324	1,912	1,686
Mortgage banking costs	9,093	10,380	9,267	11,436	8,065
Change in fair value of mortgage servicing rights	15,924	19,458	(13,932)	(5,285)	2,981
Visa retrospective responsibility obligation	1,103	–	–	–	–
Other expense	9,491	6,265	6,975	6,281	6,004
Total other operating expense	205,165	205,912	163,732	176,437	178,732
Income before taxes	93,223	97,600	90,625	67,584	78,379
Federal and state income tax	29,935	32,042	30,283	24,780	24,772
Net income	63,288	65,558	60,342	42,804	53,607
Net income (loss) attributable to non-controlling interest	(979)	2,036	209	33	2,947
Net income attributable to BOK Financial Corp.	$64,267	$63,522	$60,133	$42,771	$50,660

Earnings per share:
Basic	$0.94	$0.93	$0.88	$0.63	$0.75
Diluted	$0.94	$0.93	$0.88	$0.63	$0.75
Average shares used in computation:
Basic	67,625,378	67,605,807	67,592,315	67,446,326	67,392,059
Diluted	67,765,344	67,880,587	67,790,049	67,600,344	67,513,700

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at footnote 8 to the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1, 2010 to July 31, 2010	–	–	–	1,215,927
August 1, 2010 to August 31, 2010	–	–	–	1,215,927
September 1, 2010 to September 30, 2010	374	$44.48	–	1,215,927
Total	374		–

(1)
On April 26, 2005, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock.  As of September 30, 2010, the Company had repurchased 784,073 shares under this plan.

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
101     Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Changes in   Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text*
Items 1A, 3, 4 and 5 are not applicable and have been omitted.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section  11 and12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOK FINANCIAL CORPORATION
 (Registrant)

Date:         November 1, 2010

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer

                                                                                                                                                                              - 90 -