Form 10-K
period 2010-12-31
BOK FINANCIAL CORP ET AL
filed 2011-02-28
CIK 875357

As filed with the Securities and Exchange Commission on February 28, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common stock, $0.00006 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)            Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer  ☒             Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates is approximately $1.2 billion (based on the June 30, 2010 closing price of Common Stock of $47.47 per share). As of January 31, 2011, there were 68,274,150 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

BOK FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
INDEX

Item		Page
	Part I:
1	Business	1
1A	Risk Factors	5
1B	Unresolved Staff Comments	9
2	Properties	9
3	Legal Proceedings	9
4	Submission of Matters to a Vote of Security Holders	9

	Part II:
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
6	Selected Financial Data	11
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
7A	Quantitative and Qualitative Disclosures about Market Risk	63
8	Financial Statements and Supplementary Data	66
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	130
9A	Controls and Procedures	130
9B	Other Information	130

	Part III:
10	Directors, Executive Officers and Corporate Governance	131
11	Executive Compensation	131
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	131
13	Certain Relationships and Related Transactions, and Director Independence	131
14	Principal Accountant Fees and Services	131

	Part IV:
15	Exhibits, Financial Statement Schedules	131

	Signatures	135

	Chief Executive Officer Section 302 Certification, Exhibit 31.1	136
	Chief Executive Officer Section 302 Certification, Exhibit 31.2	137
	Section 906 Certifications, Exhibit 32	138

PART I
ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial Corporation (“BOK Financial” or “the Company”) are described below.  Additional discussion of the Company’s activities during the current year appears within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are limited by the Bank Holding Company Act of 1956 (“BHCA”), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act.  BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri.

On October 6, 2010, the Office of the Comptroller of the Currency (“OCC”) approved the affiliated merger of the Company’s wholly-owned subsidiary banks, Bank of Texas, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., and Bank of Kansas City, N.A. into Bank of Oklahoma, N.A. (“the Banks”). The resulting subsidiary bank is named BOKF, NA.  The Company effected the merger on January 1, 2011.  The Banks will continue to operate as distinct geographical regions using the trade names of the former charters.  The merger will allow us to more efficiently utilize capital of the Banks.  Other subsidiaries of BOK Financial include BOSC, Inc., a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting.  Other non-bank subsidiary operations do not have a significant effect on the Company’s financial statements.

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma through expansion into other high-growth markets in contiguous states.  We operate primarily in the metropolitan areas of Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona, and Kansas City, Kansas/Missouri.  Our acquisition strategy targets quality organizations that have demonstrated solid growth in their business lines.  We provide additional growth opportunities by hiring talent to enhance competitiveness, adding locations and broadening product offerings.  Our operating philosophy embraces local decision-making in each of our geographic markets while adhering to common Company standards.  We also consider acquisitions of distressed financial institutions in our existing markets when attractive opportunities become available.

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner.  Products and services include loans and deposits, cash management services, fiduciary services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers.  Commercial banking represents a significant part of our business.  Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers.  Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management and positioning.  Our diversified base of revenue sources is designed to generate returns in a range of economic situations.  Historically, fees and commissions provide 40 to 45% of our total revenue.  Approximately 42% of our revenue came from fees and commission in 2010.

BOK Financial’s corporate headquarters is located at Bank of Oklahoma Tower, P.O. Box 2300, Tulsa, Oklahoma 74192.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on the Company’s website at www.bokf.com as soon as reasonably practicable after the Company electronically files such material with or furnishes it to the Securities and Exchange Commission.

Operating Segments

BOK Financial operates three principal lines of business: commercial banking, consumer banking and wealth management.  Commercial banking includes lending, treasury and cash management services and customer risk management products for small businesses, middle market and larger commercial customers.  Commercial banking also includes the TransFund electronic funds network.  Consumer banking includes retail lending and deposit services and all mortgage banking activities.  Wealth management provides fiduciary services, brokerage and trading, private bank services and investment advisory services in all markets.  Discussion of these principal lines of business appears within the Lines of Business section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” and within Note 17 of the Company’s Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies.  The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience.   Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions.  All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of December 31, 2010.

We are the largest financial institution in the state of Oklahoma with 12% of the state’s total deposits.  The Tulsa and Oklahoma City areas have 28% and 9% of the market share, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources and also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 2% in the Dallas, Fort Worth area and 1% in the Houston area.  Bank of Albuquerque has a number four market share position with 10% of deposits in the Albuquerque area and competes with two large national banks, some regional banks and several locally-owned smaller community banks.  Colorado State Bank and Trust has a market share of approximately 2% in the Denver area. Bank of Arizona operates as a community bank with locations in Phoenix, Mesa and Scottsdale.  Bank of Arkansas serves Benton and Washington counties in Arkansas, and Bank of Kansas City serves the Kansas City, Kansas/Missouri market.  The Company’s ability to expand into additional states remains subject to various federal and state laws.

Employees

As of December 31, 2010, BOK Financial and its subsidiaries employed 4,432 full-time equivalent employees.  None of the Company’s employees are represented by collective bargaining agreements.  Management considers its employee relations to be good.

Supervision and Regulation

BOK Financial and its subsidiaries are subject to extensive regulations under federal and state laws.  These regulations are designed to protect depositors, the Bank Insurance Fund and the banking system as a whole and not necessarily to protect shareholders and creditors.  As detailed below, these regulations may restrict the Company’s ability to diversify, to acquire other institutions and to pay dividends on its capital stock.  They also may require the Company to provide financial support to its subsidiaries and maintain certain capital balances.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) was signed into law, giving federal banking agencies authority to increase the minimum deposit ratio, increase regulatory capital requirements, impose additional rules and regulations over consumer financial products and services and limit the amount of interchange fee that may be charged in an electronic debit transaction.  In addition, the Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand deposit accounts.  It also repeals prohibitions on payment of interest on demand deposits, which could impact how interest is paid on business transaction and other accounts.  We continue to assess the potential impact of the complex provisions that the Dodd-Frank Act will have in the coming months or years.  The effect of this legislation on fee income and operating expenses could be significant but cannot be accurately quantified at this time.

The following information summarizes certain existing laws and regulations that affect the Company’s operations.  It does not discuss all provisions of these laws and regulations and it does not summarize all laws and regulations that affect the Company presently or in the future.

General

As a financial holding company, BOK Financial is regulated under the BHCA and is subject to regular inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, BOK Financial files quarterly reports and other information with the Federal Reserve Board.

The Banks are organized as a national banking association under the National Banking Act, and are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Reserve Board and other federal and state regulatory agencies.  The OCC has primary supervisory responsibility for national banks and must approve certain corporate or structural changes, including changes in capitalization, payment of dividends, change of place of business, and establishment of a branch or operating subsidiary. The OCC performs its functions through national bank examiners who provide the OCC with information concerning the soundness of a national bank, the quality of management and directors, and compliance with applicable regulations. The National Banking Act authorizes the OCC to examine every national bank as often as necessary.

A financial holding company, and the companies under its control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations, and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries.  Activities that are “financial in nature” include securities underwriting and dealing, insurance underwriting, operating a mortgage company, credit card company or factoring company, performing certain data processing operations, servicing loans and other extensions of credit, providing investment and financial advice, owning and operating savings and loan associations, and leasing personal property on a full pay-out, non-operating basis.  In order for a financial holding company to commence any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least satisfactory in its most recent examination under the Community Reinvestment Act.  A financial holding company is required to notify the Federal Reserve Board within thirty days of engaging in new activities determined to be “financial in nature.”  BOK Financial is engaged in some of these activities and has notified the Federal Reserve Board.

The BHCA requires the Federal Reserve Board’s prior approval for the direct or indirect acquisition of more than five percent of any class of voting stock of any non-affiliated bank.  Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank.  In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

The Banks and other non-bank subsidiaries are also subject to other federal and state laws and regulations.  For example, BOSC, Inc., the Company’s broker/dealer subsidiary that engages in retail and institutional securities sales and municipal bond underwriting, is regulated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA), the Federal Reserve Board, and state securities regulators.  As another example, Bank of Arkansas is subject to certain consumer-protection laws incorporated in the Arkansas Constitution, which, among other restrictions, limit the maximum interest rate on general loans to five percent above the Federal Reserve Discount Rate and limit the rate on consumer loans to the lower of five percent above the discount rate or seventeen percent.

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

The Federal Reserve Board risk-based guidelines define a three-tier capital framework.  Core capital (Tier 1) includes common shareholders’ equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments.  Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations.  Market risk capital (Tier 3) includes qualifying unsecured subordinated debt.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk.  Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution’s Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively.  As of December 31, 2010, BOK Financial’s Tier 1 and total capital ratios under these guidelines were 12.69% and 16.20%, respectively.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.  Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized.  BOK Financial’s leverage ratio at December 31, 2010 was 8.74%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, identifies five capital categories for insured depository institutions from well capitalized to critically undercapitalized and requires the respective federal regulatory agencies to implement systems for prompt corrective action for institutions failing to meet minimum capital requirements within such categories.  FDICIA imposes progressively more restrictive covenants on operations, management and capital distributions, depending upon the category in which an institution is classified.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures.  Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.  Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2010.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”).  The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

On September 12, 2010, the Group of Governors and Heads of Supervision (“GHOS”), the oversight body of the BIS, announced changes to strengthen the existing capital and liquidity requirements of internationally active banking organizations.  The GHOS agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  Proposed changes include increased minimum ratios for common equity, tier 1 and total capital to risk weighted assets, increased leverage ratio of tier 1 capital to total assets including certain off balance-sheet commitments and derivative positions, and  “add-on” capital buffers that become effective under certain conditions.   Proposed changes also include required minimum liquidity coverage and net stable funding ratios.  The timing and extent to which these changes will be effective for banking organizations that are not internationally active, like BOK Financial Corporation, has not been determined.  Our current capital level appears to be well in excess of the proposed standards.

Further discussion of regulatory capital, including regulatory capital amounts and ratios, is set forth under the heading “Liquidity and Capital” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Company’s Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

Deposit Insurance

Substantially all of the deposits held by the Banks are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”).  The risk matrix includes four risk categories, distinguished by capital levels and supervisory ratings.  For large Risk Category 1 institutions (generally those with assets in excess of $10 billion) that have long-term debt issuer ratings, including Bank of Oklahoma, assessment rates are determined from weighted-average CAMELS component ratings and long-term debt issuer ratings.  The minimum annualized assessment rate for large institutions is 12 basis points per $100 of deposits and the maximum annualized assessment rate for large institutions is 50 basis points per $100 of deposits.  Quarterly assessment rates for large institutions in Risk Category 1 may vary within this range depending upon changes in CAMELS component ratings and long-term debt issuer ratings.

Subsequent to December 31, 2010, the FDIC released a final rule to implement provisions of the Dodd-Frank Act that affect deposit insurance assessments.  Among other things, the Dodd-Frank Act raised the minimum designated reserve ratio from 1.15% to 1.35% of estimated insured deposits, removed the upper limit of the designated reserve ratio, required that the designated reserve ratio reach 1.35% by September 30, 2020, and required that the FDIC offset the effect of increasing the minimum designated reserve ratio on depository institutions with total assets of less than $10 billion.  The Dodd-Frank Act also required that the FDIC redefine the assessment base to average consolidated assets minus average tangible equity.  The final rule becomes effective April 1, 2011.  We do not expect the change to have a significant effect on our current deposit insurance assessment.

In response to an increase in bank failures, the board of directors of the FDIC approved a special assessment during 2009.  This assessment was calculated as 5 basis points times each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  Collectively, the Banks paid $12 million of special assessment charges.

On November 12, 2009 the board of directors of the FDIC voted to require insured institutions to prepay over three years of estimated insurance assessments on December 30, 2009 in order to strengthen the cash position of the DIF.  As of December 31, 2009 and each quarter thereafter, the regular quarterly assessment will be applied against the prepaid assessment until the asset is exhausted.  Any prepaid assessment not exhausted as of June 30, 2013 will be returned.  Collectively, the Banks prepaid $78 million of deposit insurance assessments.  As of December 31, 2010, $57 million of prepaid deposit insurance assessments are included in Other assets on the Consolidated Balance Sheet of the Company.

In addition, the Banks are assessed a charge based on deposit balances by the Financing Corporation (“FICO”).  The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Dividends

The primary source of liquidity for BOK Financial is dividends from the Banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years and further restricted by minimum capital requirements.  In consideration of our bank charter consolidation, Bank of Oklahoma, N.A. declared and paid a dividend of $175 million to BOK Financial Corporation for general corporate purposes.  Subsequent to the consolidation of the existing bank charters into BOKF, NA, based on the most restrictive limitations as well as management’s internal capital policy, BOKF, NA had excess regulatory capital and could declare up to $82 million of dividends without regulatory approval as of January 1, 2011.  This amount is not necessarily indicative of amounts that may be available to be paid in future periods.

Source of Strength Doctrine

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.  Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered by the FDIC as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default, the other Banks may be assessed for the FDIC’s loss, subject to certain exceptions.

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

In response to the significant recession in business activity which began in 2007, the U.S. government enacted various programs and continues to enact programs to stimulate the economy.  These programs include the Trouble Assets Relief Program (“TARP”), which provided capital to eligible financial institutions and other sectors of the domestic economy, and the Temporary Liquidity Guarantee Program, which expanded insurance coverage to a larger amount of deposit account balances and other qualifying debt issued by eligible financial institutions.  In addition, the government recently enacted economic stimulus legislation, which increases government spending and reduces certain taxes.  In 2010, the Federal Reserve announced its intention to purchase up to $600 billion of U.S. government securities to further stimulate the economy.  The short-term effectiveness and long-term impact of these programs on the economy in general and on BOK Financial Corporation in particular are uncertain.

The Company elected not to participate in the TARP Capital Purchase Program as we believed that our capital sources were sufficient to support organic growth, acquisitions within our current market areas, cash dividends on our common stock and periodic stock repurchases.

Foreign Operations

BOK Financial does not engage in operations in foreign countries, nor does it lend to foreign governments.

ITEM 1A.   RISK FACTORS

The United States economy experienced a significant recession from 2007 to 2009.  Business activity across a wide range of industries and geographic regions decreased and unemployment increased significantly.  The financial services industry and capital markets have been adversely affected by significant declines in asset values, rising delinquencies and defaults, and restricted liquidity.  Numerous financial institutions failed or required a significant amount of government assistance due to credit losses and liquidity shortages.  The rate of economic recovery has been slow, unemployment has been persistently high and the national housing market remains depressed overall.  The Federal Reserve Board continues to take steps to promote more robust economic growth including maintaining historically low federal funds rate for an extended period of time.  High unemployment levels and protracted economic recovery could adversely affect our credit quality, financial condition and results of operations.

Adverse factors could impact BOK Financial's ability to implement its operating strategy.

Although BOK Financial has developed an operating strategy which it expects to result in continuing improved financial performance, BOK Financial cannot assure that it will be successful in fulfilling this strategy or that this operating strategy will be successful. Achieving success is dependent upon a number of factors, many of which are beyond BOK Financial's direct control.  Factors that may adversely affect BOK Financial's ability to implement its operating strategy include:

•	deterioration of BOK Financial's asset quality;

•	inability to control BOK Financial's noninterest expenses;

•	inability to increase noninterest income;

•	deterioration in general economic conditions, especially in BOK Financial's core markets;

•	inability to access capital;

•	decreases in net interest margins;

•	increases in competition;

•	adverse regulatory developments.

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

•
the monetary policies implemented by the Federal Reserve Board, including the discount rate on bank borrowings and changes in reserve requirements, which affect BOK Financial's ability to make loans and the interest rates we may charge;

•	changes in prevailing interest rates, due to the dependency of BOK Financial's banks on interest income;

•	open market operations in U.S. Government securities.

A significant increase in market interest rates, or the perception that an increase may occur, could adversely affect both BOK Financial's ability to originate new loans and BOK Financial's ability to grow. Conversely, a decrease in interest rates could result in acceleration in the payment of loans, including loans underlying BOK Financial's holdings of mortgage-backed securities and termination of BOK Financial's mortgage servicing rights. In addition, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices, could affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income.  An increase in market interest rates also could adversely affect the ability of BOK Financial's floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs, which could adversely affect BOK Financial's business.

BOK Financial's substantial holdings of mortgage-backed securities and mortgage servicing rights could adversely affect BOK Financial's business.

BOK Financial has invested a substantial amount of its holdings in mortgage-backed securities, which are investment interests in pools of mortgages. Mortgage-backed securities are highly sensitive to changes in interest rates. BOK Financial mitigates this risk somewhat by investing principally in shorter duration mortgage products, which are less sensitive to changes in interest rates. A significant decrease in interest rates could lead mortgage holders to refinance the mortgages constituting the pool backing the securities, subjecting BOK Financial to a risk of prepayment and decreased return on investment due to subsequent reinvestment at lower interest rates.  A significant decrease in interest rates could also accelerate premium amortization.  Conversely, a significant increase in interest rates could cause mortgage holders to extend the term over which they repay their loans, which delays the Company’s opportunity to reinvest funds at higher rates.

In an effort to promote a stronger pace of economic recovery and ensure inflation, over time, is at a level consistent with its mandate, the Federal Reserve Board has announced it will continue its policy of reinvesting principal payments from its security holdings in longer-term Treasury securities which may result in rising interest rates and lower fair values of our residential mortgage-backed securities.

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

Market disruptions could impact BOK Financial’s funding sources.

BOK Financial’s subsidiary banks rely on other financial institutions and the Federal Home Loan Banks of Topeka and Dallas as a significant source of funds.  Our ability to fund loans, manage our interest rate risk and meet other obligations depends on funds borrowed from these sources.  The inability to borrow funds at market interest rates could have a material adverse effect on our operations.

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

BOK Financial and its subsidiaries are extensively regulated under both federal and state law. In particular, BOK Financial is subject to the Bank Holding Company Act of 1956, the National Bank Act and the Dodd-Frank Act. These regulations are primarily for the benefit and protection of BOK Financial's customers and not for the benefit of BOK Financial's investors. In the past, BOK Financial's business has been materially affected by these regulations. For example, regulations limit BOK Financial's business to banking and related businesses, and they limit the location of BOK Financial's branches and offices, as well as the amount of deposits that it can hold in a particular state. These regulations may limit BOK Financial's ability to grow and expand into new markets and businesses.

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

The trend toward increasingly extensive regulation is likely to continue and become more costly in the future.  Laws, regulations or policies currently affecting BOK Financial and its subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, BOK Financial's business may be adversely affected by any future changes in laws, regulations, policies or interpretations.  For example, effective July 1, 2010, the Company recently implemented changes mandated by federal regulations concerning overdraft charges that significantly impacted our fee revenue in the second half of 2010.

The implementation of the Dodd-Frank Act will affect BOK Financial’s business including interchange revenue, mortgage banking, consumer products and higher capital standards.  Among the rules pending for mortgage banking are uniform lending and servicing standards, consumer protection measures and several reforms affecting loan originators.  A cap on interchange revenue has also been proposed.  The Bureau of Consumer Financial Protection will have authority over banks greater than $10 billion in assets and may implement additional consumer protection standards.  BOK Financial will be affected by other aspects of the Dodd-Frank Act including new capital rules and revised deposit insurance assessments.  Provisions of the Dodd-Frank Act may also make portions of our customer hedging programs uneconomical to continue.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $265 million, net of depreciation and amortization.  The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma.  Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri.  Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico.  The Company’s facilities are suitable for their respective uses and present needs.

The information set forth in Notes 5 and 14 of the Company’s Notes to Consolidated Financial Statements, which appear elsewhere herein, provides further discussion related to properties.

ITEM 3.   LEGAL PROCEEDINGS

The information set forth in Note 14 of the Company’s Notes to Consolidated Financial Statements, which appear elsewhere herein, provides discussion related to legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2010.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial’s $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2011, common shareholders of record numbered 901 with 68,274,150 shares outstanding.

The highest and lowest closing bid price for shares and cash dividends per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2010:
Low	$45.43	$47.45	$42.89	$44.83
High	53.11	55.60	50.58	54.86
Cash dividends	0.24	0.25	0.25	0.25

2009:
Low	$22.95	$34.46	$34.81	$41.87
High	40.71	43.02	48.10	47.91
Cash dividends	0.225	0.24	0.24	0.24

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Index, the NASDAQ Bank Index, and the KBW 50 Bank Index for the period commencing December 31, 2005 and ending December 31, 2010.*

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
BOK Financial Corporation	100.00	122.36	116.72	92.86	111.79	128.17
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
NASDAQ Bank Index	100.00	113.82	91.16	71.52	59.87	68.34
KBW 50	100.00	119.39	93.36	48.97	48.11	59.34

* Graph assumes value of an investment in the Company’s Common Stock for each index was $100 on December 31, 2005. The KBW 50 Bank index is the Keefe, Bruyette & Woods, Inc. index, which is available only for calendar quarter end periods.  Cash dividends on Common Stock, which were first paid in 2005, are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased 2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 1	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2010 to October 31, 2010	887	$45.38	–	1,215,927
November 1, 2010 to November 30, 2010	20,788	$50.12	–	1,215,927
December 1, 2010 to December 31, 2010	50,208	$53.01	–	1,215,927
Total	71,883		–

1      On April 26, 2005, the Company’s board of directors authorized the Company to repurchase up to two million shares of the Company’s common stock.  As of December 31, 2010, the Company had repurchased 784,073 shares under this plan.

2      The Company routinely repurchases mature shares from employees to cover the exercise price and taxes in connection with employee stock option exercises.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data is set forth within Table 1 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table 1	Consolidated Selected Financial Data
(Dollars in thousands except per share data)

	December 31,

	2010	2009	2008	2007	2006

Selected Financial Data
For the year:
Interest revenue	$851,082	$914,569	$1,061,645	$1,160,737	$986,429
Interest expense	142,030	204,205	414,783	616,252	499,741
Net interest revenue	709,052	710,364	646,862	544,485	486,688
Provision for credit losses	105,139	195,900	202,593	34,721	18,402
Fees and commissions revenue	516,394	480,512	415,194	405,622	371,696
Net income	246,754	200,578	153,232	217,664	212,977
Period-end:
Loans	10,643,036	11,279,698	12,876,006	11,940,570	10,651,178
Assets	23,941,603	23,516,831	22,734,648	20,667,701	18,059,624
Deposits	17,179,061	15,518,228	14,982,607	13,459,291	12,386,705
Subordinated debentures	398,701	398,539	398,407	398,273	297,800
Shareholders’ equity	2,521,726	2,205,813	1,846,257	1,935,384	1,721,022
Nonperforming assets2	394,469	484,295	342,291	104,159	44,343

Profitability Statistics
Earnings per share (based on average equivalent shares):
Basic	$3.63	$2.96	$2.27	$3.24	$3.19
Diluted	3.61	2.96	2.27	3.22	3.16
Percentages (based on daily averages):
Return on average assets	1.04%	0.87%	0.71%	1.14%	1.27%
Return on average shareholders’ equity	10.18	9.66	7.87	12.01	13.23
Average shareholders’ equity to average assets	10.19	8.98	9.01	9.53	9.58

Common Stock Performance
Per Share:
Book value per common share	$36.97	$32.53	$27.36	$28.75	$25.66
Market price: December 31 close	53.40	47.52	40.40	51.70	54.98
Market range – High close	55.68	48.13	60.84	55.57	54.98
Market range – Low close	42.89	22.98	38.48	47.47	44.43
Cash dividends declared	0.99	0.945	0.875	0.75	0.55
Dividend payout ratio	27.16%	31.93%	38.55%	23.29%	17.41%

Selected Balance Sheet Statistics
Period-end:
Tier 1 capital ratio	12.69%	10.86%	9.40%	9.38%	9.78%
Total capital ratio	16.20	14.43	12.81	12.54	11.58
Leverage ratio	8.74	8.05	7.89	8.20	8.79
Tangible common equity ratio1	9.21	7.99	6.64	7.72	8.22
Allowance for loan losses to nonperforming loans	115.76	82.22	74.49	133.79	305.37
Allowance for loan losses to loans	2.75	2.59	1.81	1.06	1.03
Combined allowances for credit losses to loans 4	2.89	2.72	1.93	1.24	1.22

Miscellaneous (at December 31)
Number of employees (full-time equivalent)	4,432	4,355	4,300	4,110	3,958
Number of banking locations	207	202	202	195	169
Number of TransFund locations	1,943	1,896	1,933	1,822	1,649
Trust assets	$32,751,501	$30,385,365	$30,454,512	$36,288,592	$31,704,091
Mortgage loan servicing portfolio3	12,059,241	7,366,780	5,983,824	5,481,736	4,988,611
1	Shareholders’ equity less preferred equity, intangible assets and equity provided by the TARP Capital Program (none) divided by total assets less intangible assets.
2	Includes nonaccrual loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.
3	Includes outstanding principal for loans serviced for affiliates.
4	Includes allowance for loan losses and allowance for off-balance sheet credit losses.

Management’s Assessment of Operations and Financial Condition

Overview

The following discussion is management’s analysis to assist in the understanding and evaluation of the financial condition and results of operations BOK Financial Corporation (“BOK Financial” or “the Company”).  This discussion should be read in conjunction with the consolidated financial statements and footnotes and selected financial data presented elsewhere in this report.

From 2007 to 2009 the United States experienced a severe recession, characterized by substantial market volatility and lack of available liquidity.  The effects of the recession continued to impact the economy in 2010, primarily characterized by slow economic growth and persistently high national unemployment rates.  In response, the U.S. government continued to provide significant liquidity and other intervening measures to support economic recovery based on evidence of subdued inflation.  Lending activity remained slow in light of the economic uncertainty and interest rates remained at historic lows throughout the year.  Low national mortgage rates during much of the year sustained a high level of mortgage lending activity and increased prepayments of our mortgage-backed securities.  Cash flows from these securities were reinvested at current rates.

Performance Summary

BOK Financial’s net income for 2010 totaled $246.8 million or $3.61 per diluted share compared to $200.6 million or $2.96 per diluted share compared to 2009, up 23% over 2009 on diversified fee income growth and improving credit quality.  Net income was up 15% over last year, excluding a $6.5 million or $0.10 per diluted share day-one gain from the purchase of the rights to service $4.2 billion of residential mortgage loans on favorable terms in 2010 and a $7.7 million or $0.11 per share special assessment by the Federal Deposits Insurance Corporation (“FDIC”) in 2009.

Highlights of 2010 included:

•
Net interest revenue totaled $709.1 million for 2010 compared to $710.4 million for 2009.  Net interest margin was 3.50% for 2010, compared to 3.57% for 2009.  Net interest margin narrowed during the year as increased cash flows from our securities portfolio were  reinvested at lower current rates and increased prepayment speeds accelerated premium amortization.

•
Fees and commissions revenue increased $35.9 million or 7% over 2009.  Mortgage banking revenue increased $22.6 million over the prior year on increased loan production and servicing revenue.  Deposit service charges and fees decreased $12.2 million due primarily to changes in overdraft fee regulations which became effective the second half of 2010.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights and the impact of the FDIC special assessment in 2009, totaled $756.8 million, up $59.7 million or 9% over the prior year.  Net losses and operating expenses on repossessed assets increased $23.1 million and personnel costs increased $21.3 million.

•
Combined allowances for credit losses totaled $307 million or 2.89% of outstanding loans at December 31, 2010 compared to $306 million or 2.72% of outstanding loans at December 31, 2009.  Provision for credit losses and net charge-offs were $105.1 million and $104.4 million, respectively, for 2010 and $195.9 million and $137.8 million, respectively, for 2009.

•
Nonperforming assets totaled $394 million or 3.66% of outstanding loans and repossessed assets at December 31, 2010, down from $484 million or 4.24% of outstanding loans and repossessed assets at December 31, 2009.  Nonaccruing loans decreased $109 million and repossessed assets increased $12 million during 2010.

•	Outstanding loan balances were $10.6 billion at December 31, 2010, down $637 million from the prior year. Unfunded commercial loan commitments increased $182 million during 2010 to $4.6 billion.

•	Total period-end deposits increased $1.7 billion during 2010 to $17.2 billion, due primarily to growth in interest-bearing transaction and demand deposits.

•
Tangible common equity and Tier 1 capital ratios were 9.21% and 12.69%, respectively, at December 31, 2010 and 7.99% and 10.86%, respectively, at December 31, 2009.  Growth in the tangible common equity ratio was due largely to retained earnings and a $116 million after-tax increase in the fair value of available for sale securities.  The Company and each of its subsidiary banks exceeded the regulatory definition of well capitalized.  The Company’s Tier 1 capital ratios, as defined by banking regulations, were 12.69% at December 31, 2010 and 10.86% at December 31, 2009.

Net income for the fourth quarter of 2010 totaled $58.8 million or $0.86 per diluted share compared with $42.8 million or $0.63 per diluted share in 2009.

Highlights of the fourth quarter of 2010 included:

•
Net interest revenue totaled $163.7 million, down $20.8 million from the fourth quarter of 2009.  Net interest margin was 3.19% for the fourth quarter of 2010 and 3.64% for the fourth quarter of 2009.  Net interest revenue decreased as cash flows from our securities portfolio were reinvested at lower rates and increased prepayment speeds accelerated premium amortization.

•
Net loans charged off and provision for credit losses were $14.2 million and $7.0 million, respectively, for the fourth quarter of 2010.  Net loans charged off and provision for credit losses were $34.5 million and $48.6 million, respectively for the fourth quarter of 2009.

•
Fees and commissions revenue totaled $136.0 million, up $20.0 million over the fourth quarter of 2009 due primarily to higher mortgage banking revenue and brokerage and trading revenue.  Increased transaction card revenue and trust fees and commission were offset by a decrease in deposit service charges as a result of changes in banking regulations concerning overdraft fees.

•
Changes in the fair value of our mortgage servicing rights, net of economic hedge, increased pre-tax net income for the fourth quarter of 2010 by $6.6 million and increased pre-tax net income by $845 thousand in the fourth quarter of 2009.

•
Other operating expense, excluding changes in the fair value of mortgage servicing rights, increased $21.8 million over the prior year due primarily to a $13.1 million increase in personnel costs.  Net losses and operating expenses on repossessed assets also increased over the fourth quarter of 2009.

•
Other than temporary impairment charges on certain privately-issued residential mortgage-backed and equity securities reduced pre-tax net income by $6.6 million during the fourth quarter of 2010 and $14.5 million during the fourth quarter of 2009.

Critical Accounting Policies & Estimates

The Consolidated Financial Statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements.  Management makes significant assumptions and estimates in the preparation of the Consolidated Financial Statements and accompanying notes in conformity with GAAP that may be highly subjective, complex and subject to variability.  Actual results could differ significantly from these assumptions and estimates.  The following discussion addresses the most critical areas where these assumptions and estimates could affect the financial condition, results of operations and cash flows of the Company.  These critical accounting policies and estimates have been discussed with the appropriate committees of the Board of Directors.

Allowances for Loan Losses and Off-Balance Sheet Credit Losses

Allowances for loan losses and off-balance sheet credit losses are assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio and probable estimated losses on unused commitments to provide financing.  A consistent, well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company.  The allowance for loan losses includes allowances assigned to specific impaired loans and commitments that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans that are based on migration factors and nonspecific allowances that are based on analysis of general economic risk concentration and related factors.  Additional details regarding the policies utilized in the development of the allowances for loan losses and off-balance sheet credit losses are included in Notes 1 and 4 to the Consolidated Financial Statements.  There have been no material changes in the approach or techniques utilized in developing the allowances for loan losses or off-balance sheet credit losses during 2010.

Loans are considered impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreements.  This is substantially the same criteria utilized to determine whether a loan should be placed on nonaccrual status.  Generally, all nonaccruing commercial and commercial real estate loans are impaired.  Impaired loans are charged-off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower determined through a quarterly evaluation of available cash resources and collateral value.  Specific allowances for impairment are determined for loans that have not yet been charged down to amounts we expect to recover through evaluation of estimated future cash flows, collateral values and historical statistics.  Estimates of future cash flows and collateral values require significant management judgments and are subject to volatility.

Collateral value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs.  Appraised values are on an “as-is” basis and are not adjusted by us.  Appraisals are updated at least annually, or more frequently, if market conditions indicate collateral values may have declined.  Collateral value of mineral rights is determined by our internal staff of engineers based on projected cash flows form proven oil and gas reserves under existing economic and operating conditions.  The value of other collateral is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.

General allowances for unimpaired loans are based on migration models.  Separate migration models are used to determine general allowances for commercial and commercial real estate loans, residential mortgage loans, and consumer loans.  Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk-graded based on an evaluation of the borrowers’ ability to repay the loans.  Risk grades are updated quarterly by management and may be based on significant subjective judgments.  Migration factors are determined for each risk-grade to determine the inherent loss based on historical trends.  We use an eight-quarter aggregate accumulation of net losses as a basis for the migration factors.  Losses incurred in more recent periods are more heavily weighted by a sum-of-periods-digits formula.  The higher of current loss factors based on migration trends or a minimum migration factor judgmentally set by management based upon long-term history is assigned to each risk grade.

Migration models fairly measure loss exposure during an economic cycle.  However, because they are based on historic trends, their accuracy is limited near the beginning or ending of a cycle.  Because of this limitation, the results of the migration models are evaluated by management quarterly.  Management may adjust the resulting general allowance upward or downward so that the allowance for loan losses represents credit losses inherent in the portfolio.

The general allowance for residential mortgage loans is based on an eight-quarter average percent of loss.  The general allowance for consumer loans is based on an eight-quarter average percent of loss with separate migration factors determined by major product line, such as indirect automobile loans and direct consumer loans.

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

Nonspecific allowances are maintained for risks beyond those factors specific to a particular loan or those identified by the migration models.  These factors include trends in the general economy in our primary lending areas, conditions in specific industries where we have a concentration and overall growth in the loan portfolio.  Evaluation of nonspecific factors considers the effect of the duration of the business cycle on migration factors.  Nonspecific factors also consider current economic conditions and other relevant factors. A range of potential losses is determined for each factor identified.

Fair Value Measurement

Certain assets and liabilities are recorded at fair value in the Consolidated Financial Statements.  Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in a principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, using assumptions market participants would use when pricing an asset or liability.  An orderly transaction assumes exposure to the market for a customary period for marketing activities prior to the measurement date and not a forced liquidation or distressed sale.

Fair value measurement and disclosure guidance provides a three level hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories:  unadjusted quoted prices in active markets for identical assets or liabilities, other observable inputs that can be observed either directly or indirectly and unobservable inputs for assets or liabilities.  Fair value may be recorded for certain assets and liabilities every reporting period on a recurring basis or under certain circumstances on a non-recurring basis.

The following represents significant fair value measurements included in the Consolidated Financial Statements based on estimates.  See Note 18 of the Consolidated Financial Statements for additional discussion of fair value measurement and disclosure included in the Consolidated Financial Statements.

Mortgage Servicing Rights

We have a significant investment in mortgage servicing rights.  These rights are primarily retained from sales of loans we have originated.  Occasionally mortgage servicing rights may be purchased from other lenders.  Originated mortgage servicing rights are initially recognized at fair value.  Purchased servicing rights are initially recognized at their purchase price.  Subsequent changes in fair value are recognized in earnings as they occur.

There is no active market for trading in mortgage servicing rights.  We use a cash flow model to determine fair value.  Key assumptions and estimates including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates used by this model are based on current market sources.  Assumptions used to value our mortgage servicing rights are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to value this asset.  A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors.  The prepayment model is updated daily for changes in market conditions.  We adjust the prepayment projections determined by this model to better correlate with actual performance of our servicing portfolio.  The discount rate is based on benchmark rates for mortgage loans plus a market spread expected by investors in servicing rights.  Significant assumptions used to determine the fair value of our mortgage servicing rights are presented in Note 7 to the Consolidated Financial Statements.  At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model.

The assumptions used in this model are primarily based on mortgage interest rates.  Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful.  Considering all related assumptions, we would expect a 50 basis point increase in mortgage interest rates to increase the fair value of our servicing rights by $14 million.  We would expect a $17 million decrease in the fair value of our mortgage servicing rights from a 50 basis point decrease in mortgage interest rates.

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

Valuation of Securities

The fair value of our securities portfolio is generally based on a single price for each financial instrument provided to us by a third-party pricing service determined by one or more of the following:

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

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values.  The methodologies employed by the third-party pricing services are evaluated by comparing the price provided by the pricing service with other sources, including brokers’ quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values.  Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values.  Based on this evaluation, we determined that the results represent prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market.

A portion of our securities portfolio is comprised of debt securities for which third-party services have discontinued providing price information due primarily to a lack of observable inputs and other relevant data.  We estimate the fair value of these securities based on significant unobservable inputs, including projected cash flows discounted at rates indicated by comparison to securities with similar credit and liquidity risk.   We would expect the fair value to decrease $671 thousand if credit spreads utilized in valuing these securities widened by 100 basis points.

Goodwill Impairment

Goodwill for each reporting unit is evaluated for impairment annually as of October 1st or more frequently if conditions indicate that impairment may have occurred.  The evaluation of possible goodwill impairment involves significant judgment based upon short-term and long-term projections of future performance.

We identify the geographical market underlying each operating segment as reporting units for the purpose of performing the annual goodwill impairment test.  This is consistent with the manner in which management assesses the performance of the Company and allocates resources.  See additional discussion of the operating segments in the Assessment of Operations – Lines of Business section following.

The fair value of each of our reporting units is estimated by the discounted future earnings method.  Income growth is projected for each of our reporting units over five years and a terminal value is computed.  The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer.  Assumptions used to value our reporting units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price.  These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine fair value of the respective reporting units.  Critical assumptions in our evaluation were an 11.00% average expected long-term growth rate, a 0.75% volatility factor for BOK Financial common stock, an 11.73% discount rate and a 12.26% market risk premium.

The fair value, carrying value and related goodwill of reporting units for which goodwill was attributed as of our annual impairment test performed on October 1, 2010 is as follows in Table 2.

Table 2	Goodwill allocation by reporting unit
(In thousands)
	Fair Value	Carrying Value1	Goodwill
Commercial:
Oklahoma	$791,113	$250,154	$5,140
Texas	506,577	384,454	196,183
New Mexico	82,136	60,778	11,094
Colorado	96,285	91,365	39,458
Arizona	82,595	56,174	14,853

Consumer:
Oklahoma	534,246	163,012	1,683
Texas	103,846	47,353	27,567
New Mexico	59,425	15,446	2,874
Colorado	35,298	11,118	6,899

Wealth Management:
Oklahoma	244,602	92,113	1,350
Texas	104,262	40,082	16,372
New Mexico	24,224	5,787	1,305
Colorado	52,878	16,663	9,254
Arizona	12,022	7,341	1,569
1 Carrying value includes intangible assets attributed to the reporting  unit.

Based on the results of the primary discounted cash flow test performed as of October 1, 2010, no goodwill impairment was noted.

The fair value of our reporting units determined by the discounted future earnings method was further corroborated by comparison to the market capitalization of publicly traded banks of similar size and characteristics in our geographical footprint.  Considering the results of these two methods, management believes that no goodwill impairment existed as of our annual evaluation date.

As of December 31, 2010, the market value of BOK Financial common stock, a primary input in our goodwill impairment analysis, was approximately 18% above the market value used in our most recent annual evaluation.  The market value is influenced by factors affecting the overall economy and the regional banks sector of the market.  Goodwill impairment may be indicated at our next annual evaluation date if the market value of our stock declines or sooner if we incur significant unanticipated operating losses or if other factors indicate a significant decline in the value of our reporting units.  The effect of a sustained 10% negative change in the market value of our common stock on September 30, 2010 was simulated.  This simulation indicated that an immaterial impairment in our Colorado Commercial reporting unit may be possible.  As of October 1, the fair value of our Colorado Commercial reporting unit exceeds the carrying value by 5%.

Numerous other factors could affect future impairment analyses including credit losses that exceed projected amounts or failure to meet growth projections.  Additionally, fee income may be adversely affected by increasing residential mortgage interest rates and changes in federal regulations.

Other-Than-Temporary Impairment

The Company evaluates impaired debt and equity securities quarterly to determine if impairments are temporary or other-than-temporary.

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

Impairment of debt securities consistently rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified.  Impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies is evaluated to determine if we expect to recover the entire amortized cost basis of the security based on the present value of projected cash flows from individual loans underlying each security.  Below investment grade securities we own consist primarily of privately issued residential mortgage-backed securities.  The primary assumptions used to project cash flows are disclosed in Note 2 to the Consolidated Financial Statements.

We consider the adjusted loan-to-value ratio and credit enhancement coverage ratio as part of our assessment of cash flows available to recover the amortized cost of our securities.  Adjusted loan-to-value ratio is an estimate of the collateral value available to support the realizable value of the security.  We calculate the adjusted loan-to-value ratio for each security using loan-level data.  The original loan-to-value ratio is adjusted for market-specific home price depreciation and credit enhancement on the specific tranche of each security we own.  The credit enhancement coverage ratio is an estimate of currently remaining subordinated tranches available to absorb losses on pools of loans that support the security.

Credit losses, which are defined as the excess of current amortized cost over the present value of projected cash flows, on other-than-temporarily impaired debt securities are recognized as a charge against earnings.  Any remaining impairment attributed to factors other than credit losses are recognized in accumulated other comprehensive losses.

Credit losses are based on long-term projections of cash flows which are sensitive to changes in assumptions.   Changes in assumptions and differences between assumed and actual results regarding unemployment rates, delinquency rates, default rates, foreclosures costs and home price depreciation can affect estimated and actual credit losses.  Deterioration of these factors beyond those described in Note 2 to the Consolidated Financial Statements could result in the recognition of additional credit losses.

We performed a sensitivity analysis of all privately issued mortgage-backed securities rated below AAA.  Significant assumptions of this analysis included an increase in the unemployment rate to 12% over the next twelve months, decreasing to 8.5% over 21 months thereafter and an additional 20% house price depreciation.  The results of this analysis indicated an additional $29 million to $36 million of credit losses are possible.

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

Quarterly, management evaluates the Company’s effective tax rate based upon its current estimate of net income, tax credits and statutory tax rates expected for the full year.  Changes in income tax expense due to changes in the effective tax rate are recognized on a cumulative basis.  Annually, we file tax returns with each jurisdiction where we conduct business and settle our return liabilities.  We may also provide for estimated liabilities associated with uncertain filing positions.

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

We recognize the benefit of uncertain income tax positions when based upon all relevant evidence it is more-likely-than-not that our position would prevail upon examination, including resolution of related appeals or litigation, based upon the technical merits of the position.  An allowance for the uncertain portion of the tax benefit, including estimated interest and penalties, is part of our current accrued income tax liability.  Estimated penalties and interest are recognized in income tax expense.  This for uncertain tax positions may reduce income tax expense in future periods if the uncertainty is favorably resolved, generally upon completion of an examination by the taxing authorities, expiration of a statute of limitations or changes in facts and circumstances.

Assessment of Operations

Net Interest Revenue

Tax-equivalent net interest revenue totaled $718.2 million for 2010, flat with the prior year.  The effect of a $506 million increase in average earning assets was largely offset by a 7 basis point decrease in net interest margin.

The increase in average earning assets was primarily due to a $1.8 billion increase in securities partially offset by a $1.2 billion decrease in net loans.  During 2009, we purchased U.S. government agency issued residential mortgage-backed securities to supplement earnings during a period of declining loan demand and to manage our interest rate risk.   The larger securities portfolio was maintained throughout 2010.  Average commercial, commercial real estate and consumer loans decreased compared to the prior year, partially offset by growth in residential mortgage loans.

Growth in average earning assets was funded primarily by a $1.0 billion increase in average deposits.  Average interest-bearing transaction account balances increased $1.5 billion and average demand deposit account balances increased $510 million. Average time deposits decreased $970 million as we decreased higher-costing time deposits.  We also decreased average borrowed funds by $630 million during 2010.

Table 3 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, was 3.50% for 2010 and 3.57% for 2009.  The decrease in net interest margin was due primarily to lower yield on our securities portfolio partially offset by lower funding costs.

The tax-equivalent yield on earning assets was 4.19% for 2010, down 40 basis points from 2009.  The securities portfolio yield was 3.35%, down 101 basis points from 2009.  Low intermediate and long-term interest rates experienced during the late third quarter and early fourth quarter of 2010 increased actual and projected prepayment speeds which drove higher levels of amortization of purchase premium.  In addition to increased premium amortization over the second half of 2010, approximately $1.4 billion that had been invested to yield 3.40% was reinvested at 2.20%.  The recent 100 basis point increase in interest rates should support a partial recovery of the securities portfolio yield as premium amortization slows and reinvestment rates improve.  Loan yields increased 17 basis points to 4.82% primarily due to early payoff penalties, non-use fees and other fees.  The cost of interest-bearing liabilities was 0.85% for 2010, down 36 basis points from 2009 due largely to market conditions.  The cost of interest bearing deposits decreased 53 basis points to 0.85% and the cost of funds purchased and other borrowings increased 3 basis points to 0.84%.  In addition, we reduced certain types of higher-costing time deposits and other borrowings during the year to lower our funding costs.  The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 16 basis points in 2010 compared to 19 basis points in 2009 due to the low rate environment.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report.  As shown in Table 27, approximately 62% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year.  These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans.  The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities.  Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities.  The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.

We also use derivative instruments to manage our interest rate risk.  Interest rate swaps with a combined notional amount of $30 million convert fixed rate liabilities to floating rate based on LIBOR.   The purpose of these derivatives is to position our balance sheet to be relatively neutral to changes in interest rates.  Net interest revenue increased $4.0 million in 2010, $13.1 million in 2009 and $7.0 million in 2008 from periodic settlements of derivative contracts.  This increase in net interest revenue contributed 2 basis points to net interest margin in 2010, 6 basis points in 2009 and 4 basis points in 2008.  Derivative contracts are carried on the balance sheet at fair value.  Changes in the fair value of these contracts are reported as derivative gains or losses in the Consolidated Statement of Earnings.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 3 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 3	Volume/Rate Analysis
(In thousands)

	Year Ended 2010 / 2009			Year Ended 2009 / 2008
		Change Due To ¹			Change Due To ¹
			Yield /			Yield
	Change	Volume	Rate	Change	Volume	/Rate
Tax-equivalent interest revenue:
Securities	$(22,339)	$65,845	$(88,184)	$14,359	$70,709	$(56,350)
Trading securities	(918)	(861)	(57)	(1,235)	851	(2,086)
Loans	(39,096)	(57,703)	18,607	(158,854)	(12,458)	(146,396)
Funds sold and resell agreements	(50)	(30)	(20)	(1,500)	(314)	(1,186)
Total	(62,403)	7,251	(69,654)	(147,230)	58,788	(206,018)
Interest expense:
Transaction deposits	(12,721)	8,736	(21,457)	(69,796)	9,924	(79,720)
Savings deposits	105	70	35	(62)	30	(92)
Time deposits	(45,481)	(20,331)	(25,150)	(54,704)	3,924	(58,628)
Federal funds purchased and repurchase agreements	(96)	(62)	(34)	(53,016)	(8,843)	(44,173)
Other borrowings	(4,115)	(2,375)	(1,740)	(33,036)	5,982	(39,018)
Subordinated debentures	133	8	125	36	9	27
Total	(62,175)	(13,954)	(48,221)	(210,578)	11,026	(221,604)
Tax-equivalent net interest revenue	(228)	$21,205	$(21,433)	63,348	$47,762	$15,586
Change in tax-equivalent adjustment	(1,084)			154
Net interest revenue	$(1,312)			$63,502

	4th Qtr 2010 / 4th Qtr 2009
		Change Due To¹
	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Securities	$(18,223)	$8,404	$(26,627)
Trading securities	(168)	72	(240)
Loans	(8,796)	(8,806)	10
Funds sold and resell agreements	(9)	(4)	(5)
Total	(27,196)	(334)	(26,862)
Interest expense:
Transaction deposits	(2,320)	1,889	(4,209)
Savings deposits	(28)	25	(53)
Time deposits	(3,553)	(1,881)	(1,672)
Funds purchased and repurchase agreements	317	(173)	490
Other borrowings	(975)	(1,287)	312
Subordinated debentures	124	2	122
Total	(6,435)	(1,425)	(5,010)
Tax-equivalent net interest revenue	(20,761)	$1,091	$(21,852)
Change in tax-equivalent adjustment	(67)
Net interest revenue	$(20,828)

¹   Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Fourth Quarter 2010 Net Interest Revenue

Tax-equivalent net interest revenue for the fourth quarter of 2010 totaled $165.9 million compared with $186.7 million for the fourth quarter of 2009.  Net interest margin was 3.19% for the fourth quarter of 2010 and 3.64% for the fourth quarter of 2009.  The decrease in net interest revenue and net interest margin was due primarily to lower yield on average earning assets, partially offset by lower funding costs.   Securities portfolio yield decreased 114 basis points to 2.73%.  Premium amortization in the residential mortgage-backed securities portfolio increased in the fourth quarter of 2010 due to extremely low intermediate and long term interest rates which accelerated actual and projected prepayment speeds.  In addition, approximately $800 million that had been yielding 3.15% was reinvested to yield 2.20%.   We expect that the 100 basis point increase in mortgage interest rates late in the fourth quarter of 2010 will reduce amortization expense in 2011.

Average earning assets increased $567 million or 3%, including a $1.3 billion increase in average securities.  Average net loans decreased $835 million compared to the fourth quarter of 2009.  Average balances in all major loan categories, except for residential mortgage, decreased.   Growth in average earning assets was funded primarily by a $505 million increase in average demand deposits.   Other borrowing decreased $1.6 billion compared to the fourth quarter of 2009, partially offset by a $1.2 billion increase in average interest bearing transaction account balances.

2009 Net Interest Revenue

Tax-equivalent net interest revenue for 2009 was $718.4 million compared with $655.1 million for 2008.  Average earning assets increased $1.5 billion or 8%, primarily due to a $1.8 billion increase in average securities.  Growth in the securities portfolio generally consisted of residential mortgage-backed securities issued by U.S. government agencies.  As shown in Table 3, net interest revenue increased $48 million due to changes in earning assets and interest bearing liabilities and increased $16 million due to changes in interest yields and rates.  Net interest margin increased to 3.57% in 2009 compared with 3.45% in 2008 primarily due to lower funding costs.  The cost of interest-bearing liabilities was 1.21% for 2009, down 134 basis points from 2008.  The tax-equivalent yield on earning assets was 4.59% for 2009, down 105 basis points from 2008.  Loan yields decreased 118 basis points to 4.65%.  However, loan spreads continued to improve.  The securities portfolio yield was 4.36%, down 80 basis points from 2008.

Other Operating Revenue

Other operating revenue increased $27.9 million over 2009 including a $35.9 million increase in fees and commission revenue partially offset by a $14.6 million decrease in net gains on securities, derivatives and other assets.  Other-than-temporary charges recognized in 2010 earnings were $6.6 million less than in 2009.

Table 4	Other Operating Revenue
(In thousands)
	Year ended December 31,
	2010	2009	2008		2007	2006
Brokerage and trading revenue	$101,471	$91,677	$42,804	1	$62,542	$53,413
Transaction card revenue	112,302	105,517	100,153		90,425	78,622
Trust fees and commissions	68,976	66,177	78,979		78,231	71,037
Deposit service charges and fees	103,611	115,791	117,528		109,218	102,436
Mortgage banking revenue	87,600	64,980	30,599		22,275	26,996
Bank-owned life insurance	12,066	10,239	10,681		10,058	2,558
Other revenue	30,368	26,131	34,450		32,873	36,634
Total fees and commissions	516,394	480,512	415,194		405,622	371,696
Gain (loss) on other assets, net	(1,161)	4,134	(9,406)		2,404	1,499
Gain (loss) on derivative contracts, net	4,271	(3,365)	1,299		2,282	(622)

Gain (loss) on available for sales securities, net	21,882	59,320	9,196		(276)	152
Gains on Mastercard and Visa IPO securities	–	–	6,799		1,075	–
Gain (loss) on mortgage trading securities, net	7,331	(13,198)	10,948		(486)	(1,102)
Gain (loss) on securities, net	29,213	46,122	26,943		313	(950)

Total other-than-temporary impairment	(29,960)	(129,154)	(5,306)		(8,641)	–
Portion of loss recognized in other comprehensive income	(2,151)	(94,741)	–		–	–
Net impairment losses recognized in earnings	(27,809)	(34,413)	(5,306)		(8,641)	–

Total other operating revenue	$520,908	$492,990	$428,724		$401,980	$371,623
1 Includes net derivative credit losses with two bankrupt counterparties of $54 million.

Fees and Commissions Revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 42% of total revenue, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.  We expect continued growth in other operating revenue through offering new products and services and by expanding into markets outside of Oklahoma.  However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue increased $9.8 million or 11% over 2009.  Customer hedging revenue totaled $11.7 million, an increase of $5.0 million over prior year primarily due to energy derivatives.  Investment banking revenue totaled $10.0 million, a $2.3 million or 30% increase over 2009 due to timing and volume of transactions.  Retail brokerage revenue increased $3.0 million or 14% to $20.5 million.  Securities trading revenue was $56 million for 2010 compared to $57 million for 2009.  Increased lending activity by our mortgage banking customers increased related securities transaction volume in 2010.  This activity was offset by a decline in municipal trading revenue as credit spreads widened on credit concerns in municipal securities and volumes dropped.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of ATM locations and the number of merchants served.  Transaction card revenue increased $6.8 million or 6% over 2009.  Check card revenue totaled $33.1 million, an increase of $3.7 million or 12% over 2009 due primarily to a 9% increase in the number of check card transactions processed in 2010 compared to 2009.  Merchant discount fees increased $2.8 million or 10% to $30.4 million on higher transaction volumes.  ATM network revenue totaled $48.8 million, up less than 1% over the prior year.  The number of TransFund ATM locations totaled 1,943 at December 31, 2010, up 2% over the prior year.  Increased ATM transaction volumes were partially offset by a decrease in the average rate charged per transaction.  Interchange fee limits proposed by the Federal Reserve Bank as required by the Dodd-Frank Act would significantly reduce transaction card revenue.  Based on the $0.12 cap proposed in December to be effective as of July 21, 2011, we would expect a decline in our interchange revenue of $12 million to $15 million in 2011.

Trust fees and commissions increased $2.8 million or 4%.  The revenue increase was due to growth in the fair value of trust assets, partially offset by lower balances in our proprietary mutual funds.  In order to maintain positive yields in our Cavanal Hill Funds and our cash management sweep fund in the current low short-term interest rate environment, we voluntarily waived $3.7 million of administrative fees in 2010 and $4.7 million of administrative fees in 2009.  The fair value of trust assets administered by the Company totaled $32.8 billion at December 31, 2010 compared with $30.4 billion at December 31, 2009.

Deposit service charges and fees declined $12.2 million or 11% compared to 2009.  Overdraft fees declined $12.0 million or 16% to $61.8 million.  The decrease in overdraft fees was primarily due to changes in federal regulations concerning overdraft changes which were effective July 1, 2010.   This performance is consistent with our previously disclosed expectation that changes in overdraft regulations would decrease fee income by $10 million to $15 million over the second half of 2010.  This decrease was partially mitigated by a new service charge imposed in the second quarter of 2010 on accounts that remain overdrawn for more than five days.  Commercial account service charge revenue decreased by $4.8 million or 14% compared to 2009 to $29.4 million for 2010.  Customers kept larger commercial account balances, which increases the earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances.  Service charges on retail deposit accounts increased $585 thousand or 12% to $5.4 million.

Mortgage banking revenue increased $22.6 million or 35% over 2009.  Revenue from originating and marketing mortgage loans increased $4.5 million or 10% over the prior year to $49.4 million.  Margins on mortgage loans originated for sale were historically wide during parts of 2010 due to high volume and falling interest rates.  Mortgage loans originated for sale in the secondary market totaled $2.6 billion in 2010 compared to $2.8 billion in 2009.  Mortgage loan servicing revenue totaled $38.2 million or 0.36% of the average outstanding balance of loans serviced for others in 2010 and $20.0 million or 0.34% of loans serviced for others in 2009.  The average outstanding balance of loans serviced for others was $10.7 billion for 2010 and $5.9 billion for 2009.  During the first quarter of 2010, the Company purchased the rights to service $4.2 billion of residential mortgage loans.  The loans to be serviced are primarily concentrated in the New Mexico market and predominately held by Fannie Mae, Freddie Mac and Ginnie Mae.  The remaining growth in mortgage loans serviced for others was due to retaining mortgage servicing rights from mortgage loans originated.  No mortgage loan servicing rights were purchased in 2009.

Net gains on securities, derivatives and other assets

We recognized $21.9 million of net gains on sales of $2.0 billion of available for sale securities in 2010 and $59.3 million of net gains on sales of $3.1 billion of available for sale securities in 2009.  Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure from rising interest rates.

We also maintain a portfolio of securities and derivative contracts designated as an economic hedge of the changes in fair value of mortgage servicing rights that fluctuates due to changes in prepayment speeds and other assumptions as more fully described in Note 7 to the Consolidated Financial Statements.  As benchmark mortgage interest rates fall, prepayment speeds increase and the value of our mortgage servicing rights decreases.  As benchmark mortgage interest rates increase, prepayment speeds slow and the value of our mortgage servicing rights increase.

Table 5  Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)
	Year ended December 31,
	2010		2009	2008	2007	2006
Gain on mortgage hedge derivative contracts	$4,425		$–	$–	$–	$–
Gain (loss) on mortgage trading securities, net	7,331		(13,198)	10,948	(486)	(1,102)
Gain (loss) on financial instruments held as an economic hedge of mortgage servicing rights, net	11,756		(13,198)	10,948	(486)	(1,102)
Gain (loss) on change in fair value of mortgage servicing rights	(8,171	) 1	12,124	(34,515)	(2,893)	3,009
Gain (loss) on changes in fair value of mortgage servicing rights, net of gain on financial instruments held as an economic hedge	$3,585		$(1,074)	$(23,567)	$(3,379)	$1,907

Net interest revenue on mortgage trading securities 2	$19,043		$13,366	$4,569	$595	$594
1	Excludes $11.8 million day-one pre-tax gain on the purchase of mortgage servicing rights in the first quarter of 2010.
2	Actual interest earned on mortgage trading securities less transfer-priced cost of funds.

In addition to the gain on mortgage hedge derivative contracts, gains (losses) on derivative contracts, net includes fair value adjustments of derivatives used to manage interest rate risk and certain liabilities we have elected to carry at fair value.  Derivative instruments generally consist of interest rate swaps where we pay a variable rate based on LIBOR and receive a fixed rate.  The fair value of these swaps generally decreases as interest rate rise resulting in a loss to the Company and increases in value as interest rates fall resulting in a gain to the Company.  Certain certificates of deposit have been designated as reported at fair value.  This determination is made when the certificates of deposit are issued based on the Company’s intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate.  As interest rates fall, the fair value of these fixed-rate certificates of deposit generally increases and we recognize a loss.  Conversely, as interest rates rise, the fair value of these fixed-rate certificates of deposit generally decreases and we recognize a gain.  We recognized a net loss on derivatives used to manage interest rate risk of $154 thousand during 2010 compared to a net loss on derivative of $3.4 million in 2009.

The change in Net gain (loss) on other assets is due primarily to a $2.7 million decrease in the fair value of our private equity funds; $2.4 million of the decrease is allocated to limited partners through Net income (loss) attributable to non-controlling interest on the Statement of Earnings.

As more fully described in the Note 2 to the Consolidated Financial Statements, we recognized $27.8 million of other-than-temporary impairment losses in earnings in 2010 related to certain privately issued residential mortgage-backed securities and other equity securities.  We recognized $34.4 million of other-than-temporary impairment charges against earnings in 2009 related to certain privately issued residential mortgage-backed securities and preferred stocks.

Fourth Quarter 2010 Other Operating Revenue

Other operating revenue for the fourth quarter of 2010 totaled $111.9 million, up $3.8 million over the prior year.  Fees and commission revenue increased $20.0 million or 17% over the fourth quarter of 2009.  Net gains on available for sale securities were down $10.7 million.

Mortgage banking revenue increased $11.8 million or 88% over the same period last year.  Revenue from originating and marketing mortgage loans increased $7.1 million and mortgage loan servicing revenue increased $4.7 million.  Mortgage loans funded for sale totaled $822 million in the fourth quarter of 2010, up from $517 million in the fourth quarter of 2009.  Brokerage and trading revenue increased $8.4 million or 41% over the prior year due to a $4.5 million increase in securities trading revenue, a $1.9 million increase in retail brokerage revenue and a $1.9 million increase in investment banking revenue.  Transaction card revenue increased $3.2 million or 12% compared to the previous year.  ATM fees, debit card processing fees and merchant discount fees all increased over the prior year.  Trust revenue increased $1.7 million or 10% compared with the fourth quarter of 2009.  The fair value of trust assets was up 8% compared to the prior year.

Deposit service charges and fees were down $5.8 million or 20% due primarily to changes in federal regulation concerning overdraft charges that were effective July 1, 2010.  Commercial account service charge revenue also decreased $961 thousand or 11%.

We recognized net gains of $953 thousand on sales $536 million of available for sale securities in the fourth quarter of 2010 compared to net gains of $11.7 million on sales of $765 million of available for sale securities in the fourth quarter of 2009.

For the fourth quarter of 2010, changes in the fair value of mortgage servicing rights increased pre-tax net income by $25.1 million, partially offset by a net loss on mortgage trading securities of $11.1 million and a loss on derivative contracts of $7.4 million held as an economic hedge.  For the fourth quarter of 2009, changes in the fair value of mortgage servicing rights increased pre-tax net income by $5.3 million, partially offset by a net loss on mortgage trading securities held as an economic hedge of $4.4 million.  There were no derivative contracts held as an economic hedge of the mortgage servicing rights at December 31, 2009.

2009 Other Operating Revenue

Other operating revenue totaled $493.0 million for 2009, up $64.3 million over 2008.  Fees and commissions revenue increased $65.3 million and net gains on securities, derivatives and other assets increased $28.1 million, offset by a $29.1 million increase in other-than-temporary impairment charges recognized in earnings.  Brokerage and trading revenue increased $48.9 million over 2008.  Fees and commissions revenue for 2008 was reduced by $54 million from net credit losses on derivative contracts with two bankrupt counterparties.  Customer hedging revenue decreased by $15 million or 70% from 2008 due to lower commodity prices, partially offset by a $7.8 million or 16% increase in securities trading revenue over 2008 on increased activity by our mortgage banking customers.  Transaction card revenue increased $5.4 million or 8% due to increases in ATM fees and check card revenue.  Trust fees and commissions decreased $12.8 million or 16% primarily due to the decrease in the fair value of all trust assets administered by the Company.  Service charges on deposit accounts declined $1.7 million or 1% on lower overdraft fees due to decreased transaction volume.  Mortgage banking revenue increased $34.4 million or 112% over 2008 due to increases in originating and marketing mortgages and mortgage loan servicing revenue.

Net securities gains totaled $46.1 million for 2009.  Other-than-temporary impairment charges of $34.4 million and $5.3 million were recognized in 2009 and 2008, respectively, on certain privately issued residential mortgage-backed securities and variable-rate, perpetual preferred stocks.  Losses on mortgage trading securities of $13.2 million were partially offset by changes in the fair value of our mortgage servicing rights of $12.1 million.

Other Operating Expense

Other operating expense totaled $753.2 million for 2010, up $56.4 million over 2009.  Changes in the fair value of mortgage servicing rights decreased other operating expenses by $3.7 million in 2010 and decreased other operating expenses by $12.1 million in 2009.  In addition, operating expenses for 2009 included $11.8 million for the FDIC special assessment.  Excluding these items, other operating expense totaled $756.8 million for 2010, up $59.7 million over 2009.  Personnel expenses increased $21.3 million or 6% over the previous year.  Non-personnel operating expenses increased $38.4 million or 12% over 2009 due largely to a $23.1 million increase in losses and operating expenses related to repossessed assets.

Table 6	Other Operating Expenses
(In thousands)
	Year ended December 31,
	2010	2009	2008	2007	2006
Personnel expense	$401,864	$380,517	$352,947	$328,705	$296,260
Business promotion	17,726	19,582	23,536	21,888	19,351
Professional fees and services	30,217	30,243	27,045	22,795	17,744
Net occupancy and equipment	63,969	65,715	60,632	57,284	52,188
Insurance	24,320	24,040	11,988	3,017	4,270
FDIC special assessment	–	11,773	–	–	–
Data processing and communications	87,752	81,291	78,047	72,733	66,926
Printing, postage and supplies	13,665	15,960	16,433	16,570	15,862
Net (gains) losses and operating expenses of repossessed assets	34,483	11,401	1,019	691	474
Amortization of intangible assets	5,336	6,970	7,661	7,358	5,327
Mortgage banking costs	40,739	36,304	22,513	13,111	12,898
Change in fair value of mortgage servicing rights	(3,661)	(12,124)	34,515	2,893	(3,009)
Visa retrospective responsibility obligation	–	–	(2,767)	2,767	–
Other expense	36,760	25,061	28,835	25,175	24,016
Total	$753,170	$696,733	$662,404	$574,987	$512,307

Personnel Expense

Personnel expense totaled $401.9 million for 2010 and $380.5 million for 2009.  Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, totaled $238.7 million, up $6.8 million or 3% over 2009.  The increase in regular compensation was primarily due to an increase in the average regular compensation per full time equivalent employee.  Average staffing levels were held at a level consistent with 2009.

Table 7  Personnel Expense
                   (In thousands)
	Year Ended December 31,
	2010	2009	2008	2007	2006

Regular compensation	$238,690	$231,897	$219,629	$206,857	$185,466
Incentive compensation:
Cash-based	91,205	80,582	79,215	62,657	54,093
Stock-based	12,778	10,572	3,962	8,763	11,111
Total incentive compensation	103,983	91,154	83,177	71,420	65,204
Employee benefits	59,191	57,466	50,141	47,929	45,590
Workforce reduction costs, net	–	–	–	2,499	–
Total personnel expense	$401,864	$380,517	$352,947	$328,705	$296,260
Average staffing (full-time equivalent)	4,394	4,403	4,140	4,106	3,828

Incentive compensation increased $12.8 million or 14%.  Cash-based incentive compensation is either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions.  Total cash-based incentive compensation for 2010 increased $10.6 million or 13% over the previous year.  The increase in cash-based incentive compensation over 2009 included a $4.3 million or 13% increase in sales commissions related to brokerage and trading revenue and a $6.3 million increase in cash-based incentive compensation for other business lines.

The Company also provides stock-based incentive compensation plans.  Stock-based compensation plans include both equity and liability awards.  Compensation expense related to liability awards decreased $297 thousand compared with 2009.  This decrease reflected changes in the market value of BOK Financial common stock and other investments.  The year-end closing market price per share of BOK Financial common stock increased $5.88 during 2010 and $7.12 during 2009.  Compensation expense for equity awards increased $2.5 million over 2009.  Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense increased $1.7 million or 3% over 2009.  Employee medical insurance costs of $19.4 million were flat year over year.  The Company self-insures a portion of its employee health care coverage and these costs may be volatile.  Employee retirement plan costs increased $1.2 million over the prior year and pension expense increased $650 thousand over 2009 due to changes in the expected return on plan assets and discount rate.

Non-Personnel Operating Expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights and FDIC special assessment, increased $38.4 million or 12% over 2009.  Net losses and operating expenses related to repossessed assets increased $23.1 million.   Net losses from sales and writedowns of repossessed property based on our quarterly reviews of carrying values increased $17.7 million.  Operating expenses on repossessed assets, which consist largely of property taxes, increased $5.4 million.  In addition, Data processing and communications expense increased $6.5 million due primarily to higher transaction volume and increased software amortization expense.  An $11.7 million increase in other expense included $6.1 million of depreciation expense on equipment we lease to earn tax credits.  The benefit of this leasing activity is largely recognized through reduced federal and state income tax expense.

Fourth Quarter 2010 Operating Expenses

Other operating expense totaled $178.4 million for the fourth quarter of 2010, up $1.9 million over the fourth quarter of 2009.  Changes in the fair value of mortgage servicing rights reduced operating expenses by $25.1 million in the fourth quarter of 2010 compared with a reduction in operating expenses of $5.3 million in the fourth quarter of 2009.  Excluding the change in fair value of mortgage servicing rights, other operating expenses increased $21.8 million or 12%.  Personnel expense increased $13.1 million due largely to a $7.7 million increase in cash-based incentive compensation.  Regular compensation increased $2.5 million and changes in the cost of liability-based stock compensation increased $1.6 million. Non-personnel expenses increased $8.7 million over the prior year, including $4.7 million of increased depreciation expense on equipment we lease to earn tax credits and a $1.9 million increase in net losses and operating expenses on repossessed assets.

2009 Operating Expenses

Other operating expense for 2009 totaled $696.7 million, up $34.3 million or 5% increase over 2008.  Changes in the fair value of mortgage servicing rights decreased operating expenses by $12.1 million in 2009 and increased operating expenses by $34.5 million in 2008.  Personnel expense increased $27.6 million or 8%.  Non-personnel expenses, excluding changes in the fair value of mortgage servicing rights and an $11.8 million FDIC special assessment, increased $41.6 million or

15% primarily due to an increase in regular FDIC assessments, mortgage banking costs and net losses and operating expenses related to repossessed assets.

Regular compensation expense totaled $232.0 million, up $12.3 million, or 6% over 2008 due to increases in average headcount and compensation rates.  Incentive compensation increased $8.0 million, or 10% to $91 million.  Expense for cash-based incentive compensation plans increased $1.4 million or 2% including a $5.2 million or 18% increase in sales commissions related to brokerage and trading revenue, offset by decreased cash-based incentive compensation for other business lines.  Stock-based compensation expense increased $6.6 million.  Liability awards increased $7.7 million due primarily to an increase in the market value of BOK Financial common stock and other investments.  The year-end closing market price per share of BOK Financial common stock increased $7.12 during 2009.  Compensation expense for equity awards decreased $1.0 million compared to 2008.  Employee benefit expenses increased $7.3 million or 15% to $57 million related to medical insurance costs, employee retirement plans and payroll taxes.

Mortgage banking costs, excluding changes in the fair value of mortgage servicing rights, increased $13.8 million over 2008.  Expense recognized for actual prepayment of mortgage loans serviced totaled $20.9 million in 2009 and $12.0 million in 2008.  Low mortgage interest rates and other incentive to stimulate the housing market caused an increase in actual loan prepayments in 2009.  In addition, the provision for losses on mortgage loans sold with recourse totaled $12.2 million in 2009 compared to $8.6 million in 2008.

Deposit insurance expense, excluding the FDIC special assessment, totaled $23.0 million for 2009 compared to $11.2 million for 2008.  The increase was due to an 8 basis point increase in the average assessment rate and a $1.5 billion increase in average assessable deposits.

All other operating expenses increased $16 million or 7% over 2008.  Net losses and operating expenses on repossessed asset increased $10.4 million on higher repossessed asset balances and net occupancy and equipment expense increased $5.1 million.

Income Taxes

Income tax expense was $123.4 million or 33% of book taxable income for 2010, $106.7 million or 34% of book taxable income for 2009 and $64.9 million or 31% of book taxable income for 2008.  Tax expense currently payable totaled $150 million in 2010, $129 million in 2009 and $116 million in 2008.

The statute of limitations expired on an uncertain income tax position and the Company adjusted its current income tax liability to amounts on filed tax returns for 2009 in 2010.  Excluding these adjustments, income tax expense for 2010 would have been $126 million or 34% of book taxable income.  In addition, the Company recognized adjustments to its current income tax liability for amounts on filed tax returns for 2007 during 2008 and a tax benefit from certain appreciated securities contributed to the BOKF Charitable Foundation in 2008.  Income tax expense for 2008 would have been $71 million or 34% of book taxable income excluding these items.

Net deferred tax assets totaled $58 million at December 31, 2010 and $107 million at December 31, 2009.  The decrease was due primarily to the tax effect of unrealized gains on available for sale securities  We have evaluated the recoverability of our net deferred tax asset based on taxes previously paid in net loss carry-back periods and other factors and determined that no valuation allowance was required.

The allowance for uncertain tax positions totaled $12 million at December 31, 2010 and December 31, 2009.  BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions.   Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.

Income tax expense for the fourth quarter of 2010 totaled $31.1 million or 34% of book taxable income compared to $24.8 million or 37% of book taxable income for the fourth quarter of 2009.

Table 8           Selected Quarterly Financial Data
(In thousands, except per share data)
	Fourth	Third	Second	First
	2010
Interest revenue	$197,148	$216,967	$217,597	$219,370
Interest expense	33,498	36,252	35,484	36,796
Net interest revenue	163,650	180,715	182,113	182,574
Provision for credit losses	6,999	20,000	36,040	42,100
Net interest revenue after provision for credit losses	156,651	160,715	146,073	140,474
Fees and commissions revenue	135,975	136,936	128,168	115,315
Gain (loss) on other assets, net	15	(1,331)	1,545	(1,390)
Gain (loss) on derivative contracts, net	(7,286)	4,626	7,272	(341)
Gain (loss) on securities, net	(10,164)	11,753	23,100	4,524
Total other-than-temporary impairment losses	(4,768)	(4,525)	(10,959)	(9,708)
Portion of loss recognized in other comprehensive income	1,859	9,786	(8,313)	(5,483)
Net impairment losses recognized in earnings	(6,627)	(14,311)	(2,646)	(4,225)
Other operating expense	203,472	189,241	186,454	177,664
Change in fair value of mortgage servicing rights	(25,111)	15,924	19,458	(13,932)
Income before taxes	90,203	93,223	97,600	90,625
Income tax expense	31,097	29,935	32,042	30,283
Net income before non-controlling interest	59,106	63,288	65,558	60,342
Net income (loss) attributable to non-controlling interest	274	(979)	2,036	209
Net income attributable to BOK Financial Corp.	$58,832	$64,267	$63,522	$60,133

Earnings per share:
Basic	$0.87	$0.94	$0.93	$0.88
Diluted	$0.87	$0.94	$0.93	$0.88

Average shares:
Basic	67,686	67,625	67,606	67,592
Diluted	67,899	67,765	67,881	67,790

	2009
Interest revenue	$224,411	$226,246	$230,685	$233,227
Interest expense	39,933	45,785	55,105	63,382
Net interest revenue	184,478	180,461	175,580	169,845
Provision for credit losses	48,620	55,120	47,120	45,040
Net interest revenue after provision for credit losses	135,858	125,341	128,460	124,805
Fees and commissions revenue	115,949	119,956	123,100	121,507
Gain (loss) on other assets, net	(205)	3,223	973	143
Loss on derivative contracts, net	(370)	(294)	(1,037)	(1,664)
Gain on securities, net	7,277	12,266	6,471	20,108
Total other-than-temporary impairment losses	(67,390)	(6,133)	(1,263)	(54,368)
Portion of loss recognized in other comprehensive income	(52,902)	(2,752)	279	(39,366)
Net impairment losses recognized in earnings	(14,488)	(3,381)	(1,542)	(15,002)
Other operating expense	181,722	175,751	183,635	167,749
Change in fair value of mortgage servicing rights	(5,285)	2,981	(7,865)	(1,955)
Income before taxes	67,584	78,379	80,655	84,103
Income tax expense	24,780	24,772	28,315	28,838
Net income before non-controlling interest	42,804	53,607	52,340	55,265
Net income attributable to non-controlling interest	33	2,947	225	233
Net income attributable to BOK Financial Corp.	$42,771	$50,660	$52,115	$55,032

Earnings per share:
Basic	$0.63	$0.75	$0.77	$0.81
Diluted	$0.63	$0.75	$0.77	$0.81

Average shares:
Basic	67,446	67,392	67,345	67,316
Diluted	67,600	67,514	67,448	67,387

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

In addition to our lines of business, we have a funds management unit.  The primary purpose of this unit is to manage our overall liquidity needs and interest rate risk.  Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations.  Operating results for funds management and other include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business.  Funds management and other also included the FDIC special assessment charge in 2009.  Regular FDIC insurance assessments are charged to the business units.

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

Economic capital is assigned to the business units by a capital allocation model that reflects our assessment of risk.  This model assigns capital based upon credit, operating, interest rate and market risk inherent in our business lines and recognizes the diversification benefits among the units.  The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible.  Average invested capital includes economic capital and amounts we have invested in the lines of business.

As shown in Table 9, net income attributed to our lines of business increased $56.5 million or 63% from the prior year.  The increase in net income attributed to our lines of business was due primarily to a $32.1 million decrease in net loans charged off, a $36.5 million increase in other operating revenue, and a $15.1 million decrease in operating expenses attributed to the lines of business.  Net interest revenue attributed to our lines of business improved due to continued growth in average deposits generated by those lines of business and sold to our funds management unit.  Net income attributed to Funds management and other decreased compared to the prior year.   Less operating expenses were allocated to our lines of business due to a decrease in transaction volumes.   A decrease in gains on securities sold, net of other-than-temporary impairment charges, was partially offset by a decrease in the provision for credit losses.

Table 9	Net Income by Line of Business
(In thousands)
	Year ended December 31,
	2010	2009	2008
Commercial banking	$81,842	$58,019	$78,264
Consumer banking	52,014	20,987	25,795
Wealth management	12,642	11,038	31,329
Subtotal	146,498	90,044	135,388
Funds management and other	100,256	110,534	17,844
Total	$246,754	$200,578	$153,232

Commercial Banking

Commercial banking contributed $81.8 million to consolidated net income for 2010, up from $58.0 million in 2009.  The increase in commercial banking net income was largely due to a $30.6 million decrease in net loans charged-off.  Net interest revenue increased $4.0 million and other operating revenue increased $7.0 million.  In addition, operating expenses decreased $9.3 million.  Net losses on repossessed assets increased to $19.4 million compared to $7.5 million in 2009.

Table 10   Commercial Banking
(Dollars in thousands)
Year ended December 31,
2010	2009	2008
NIR (expense) from external sources	$341,770	$345,374	$451,624
NIR (expense) from internal sources	(44,685)	(52,299)	(134,009)
Total net interest revenue	297,085	293,075	317,615

Other operating revenue	140,364	133,359	106,923	1
Operating expense	213,916	223,227	216,403
Net loans charged off	70,193	100,749	84,650
Gains on financial instruments, net	–	–	4,689
Loss on repossessed assets, net	(19,392)	(7,500)	(82)
Income before taxes	133,948	94,958	128,092
Federal and state income tax	52,106	36,939	49,828

Net income	$81,842	$58,019	$78,264

Average assets	$8,973,559	$10,108,506	$11,044,919
Average loans	8,219,290	9,184,600	9,684,460
Average deposits	6,171,409	5,365,181	4,559,658
Average invested capital	900,233	950,684	922,904
Return on assets	0.91%	0.57%	0.71%
Return on invested capital	9.09%	6.10%	8.48%
Efficiency ratio	48.90%	52.35%	50.97%
Net charge-offs to average loans	0.85%	1.10%	0.87%
1	Includes net derivative credit losses of $41 million.

Net interest revenue increased $4.0 million or 1% over 2009, primarily on increased average deposit balances attributed to our commercial banking unit.  An $806 million increase in average deposits increased net interest revenue by $6 million.  The average outstanding balance of loans attributed to commercial banking decreased $965 million in 2010, which decreased net interest revenue by $24 million.  This decrease in net interest revenue was partially offset by loan spreads which improved 22 basis points, increasing net interest revenue by $16 million and a $6 million increase in loan fees earned.

Other operating revenue increased $7.0 million or 5% over 2009.  The pre-tax equivalent of revenue from equipment leased to generate federal and state income tax credits increased $7.9 million over the prior year.  Transaction card revenues were up $3.3 million or 5% over 2009.  Service charges on commercial deposit accounts were down $5.0 million or 14% compared to the prior year as customers kept greater commercial deposit balances to increase their earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balance.

Operating expenses declined $9.3 million or 4% compared to the prior year.  Personnel expenses were flat with the prior year.  Costs allocated to the commercial banking segment decreased $25.8 million primarily due to decreased lending volume.  Depreciation expenses related to assets leased to generate income tax credits increased $6.1 million.  Data processing expense increased $5.8 million on higher transaction volume.  Operating expenses of repossessed properties increased $4.5 million over the prior year.

Average commercial banking division loans decreased $965 million or 11% from 2009.  See Loans section following for additional discussion of changes in commercial and commercial real estate loans which primarily attributed to the commercial banking segment.  Net commercial banking loans charged off decreased $30.6 million in 2010 to $70.2 million or 0.85% of average loans attributed to this line of business.

Average deposits attributed to commercial banking were up $806 million or 15% over 2009.  Treasury services account balances increased $242 million or 17%.  Average deposit balances attributed to our energy customers increased $243 million or 53% and average balances attributed to our commercial and industrial customers increased $137 million or 7%.

Average balances attributed to our small business customers increased $104 million or 10% and average deposit balances of our commercial real estate customers increased $34 million or 14%.

Consumer Banking

Consumer banking services are provided through four primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center and online internet banking.  We currently have 207 consumer banking locations, including branch banking locations and mortgage lending offices.  Our consumer banking locations are primarily distributed 104 in Oklahoma, 51 in Texas, 24 in New Mexico and 14 in Colorado.

Consumer banking contributed $52.0 million to consolidated net income in 2010, up $31.0 million or 148% over 2009.  Growth in net income was largely due to mortgage banking performance including a $6.5 million day-one gain from the purchase of rights to service $4.2 billion of residential mortgage loans on favorable terms in 2010.  Excluding this gain, net income from mortgage banking grew $20.4 million to $34.7 million.  Net income from mortgage loan servicing activities totaled $16.6 million, up $13.8 million.  Net income from mortgage loan production activities totaled $11.6 million, up slightly over 2009.  Net income from all other consumer banking activities increased $10.6 million.  Reduced operating expense attributed to consumer banking offset a decrease in deposit service charge income.

Table 11  Consumer Banking
(Dollars in thousands)
	Year ended December 31,
	2010	2009	2008
NIR (expense) from external sources	$86,594	$57,893	$32,076
NIR (expense) from internal sources	47,360	73,565	118,728
Total net interest revenue	133,954	131,458	150,804

Other operating revenue	203,840	182,895	148,885
Operating expense	244,118	256,337	219,024
Net loans charged off	23,057	24,366	16,650
Increase (decrease) in fair value of mortgage servicing rights	3,661	12,124	(34,515)
Gains (losses) on financial instruments, net	11,756	(13,198)	12,525
Gains (losses) on repossessed assets, net	(907)	1,773	193
Income before taxes	85,129	34,349	42,218
Federal and state income tax	33,115	13,362	16,423

Net income	$52,014	$20,987	$25,795

Average assets	$6,244,728	$6,149,597	$5,764,662
Average loans	2,115,884	2,445,496	2,507,161
Average deposits	6,130,525	6,048,200	5,678,162
Average invested capital	478,796	493,074	469,737
Return on assets	0.83%	0.34%	0.45%
Return on invested capital	10.86%	4.26%	5.49%
Efficiency ratio	72.27%	81.54%	73.08%
Net charge-offs to average loans	1.09%	1.00%	0.66%
Banking locations (period-end)	207	202	202
Mortgage loan servicing portfolio1	$12,059,241	$7,366,780	$5,983,824
Mortgage loans funded for resale	2,502,071	2,828,260	1,018,246
1	Includes outstanding principal for loans serviced for affiliates.

Net interest revenue from consumer banking activities increased $2.5 million or 2% over 2009 primarily due to an $82 million increase in average deposit balances sold to the funds management unit, partially offset by a $330 million decrease in average loan balances.    Average loan balances attributed to the consumer banking division decreased due primarily to the continued pay-downs of indirect automobile loans. The Company previously disclosed its decision to exit the indirect automobile loan business in the first quarter of 2009.

Other operating revenue increased $20.9 million or 11% over 2009 primarily due to increased mortgage banking revenue.  Revenue from originating and marketing mortgage loans increased $4.3 million due to increased gains on loans sold.  Mortgage servicing revenue increased $18.2 million primarily due to the purchase of $4.2 billion of residential mortgage loan servicing rights in the first quarter of 2010.  Transaction card revenue was up $3.5 million or 11% over the prior year due primarily due higher transaction volumes.  Deposit service charges were down $7.0 million or 9% compared to the prior year primarily due to lower overdraft fees as a result of change in banking regulation that became effective in the third quarter of 2010.

Operating expenses decreased $12.2 million or 5% compared to 2009 primarily due to a $19.2 million decrease in corporate expenses allocated to the consumer banking division, offset by increases in other operating expenses.

Net loans charged off by the consumer banking unit decreased $1.3 million from the prior year to $23.1 million or 1.09% of average loans attributed to the consumer banking division.  Net consumer banking charge-offs include residential mortgage loans that are retained by the Company, indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Average consumer deposits increased $82 million or 1% over 2009.  The average balance of interest-bearing transaction accounts were up $339 million or 14% and the average balance of demand deposit accounts increased $83 million or 11%.  Higher-costing average time deposit balances decreased $355 million from the prior year.  Movement of funds among the various types of consumer deposits was largely based on interest rates and product features offered.

Our Consumer Banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets.  During 2010, we funded $2.8 billion of mortgage loans compared to $3.0 billion in 2009.  Approximately 44% of our mortgage loans funded were in the Oklahoma market, 14% in the Colorado market, 13% in the Texas market and 13% in the New Mexico market.  Revenue from mortgage loan origination and marketing activities totaled $49.4 million in 2010 and $45.0 million in 2009.  As of December 31, 2010, we also service $12.1 billion of mortgage loans, including $796 million residential mortgage loans retained by the Company.  Approximately 95% of the mortgage loans serviced was to borrowers in our primary geographical market areas.  Mortgage loan servicing revenue totaled $38 million in 2010 compared to $20 million in 2009.  The increase in mortgage servicing revenue was primarily due to the mortgage servicing rights purchased in the first quarter of 2010.

Excluding the $11.8 million pre-tax day-one gain on the purchase of mortgage servicing rights during 2010, changes in fair value of our mortgage loan servicing rights, net of securities and derivative contracts held as an economic hedge, increased consumer banking pre-tax net income by $3.6 million in 2010 and decreased pre-tax net income by $1.1 million in 2009.  Changes in the fair value of mortgage servicing rights and securities and derivative contracts held as an economic hedge are due to movements in interest rates, actual and anticipated loan prepayments speeds and related factors.  Net interest revenue on mortgage trading securities totaled $19.0 million for 2010 compared to $13.4 million for 2009.

Wealth Management

The Wealth Management division contributed $12.6 million to net income in 2010, up $1.6 million or 15% over 2009.  The increase in net income was due primarily to an increase in retail brokerage and trust fees, partially offset by higher personnel costs.

Table 12   Wealth Management
(Dollars in thousands)
	Year ended December 31,
	2010	2009	2008
NIR (expense) from external sources	$32,634	$25,899	$12,617
NIR (expense) from internal sources	11,913	18,746	32,853
Total net interest revenue	44,547	44,645	45,470

Other operating revenue	164,942	156,360	156,133
Operating expense	177,952	171,540	149,960
Net loans charged off	11,128	11,399	361
Gains (losses) on financial instruments, net	282	–	(7)
Income before taxes	20,691	18,066	51,275
Federal and state income tax	8,049	7,028	19,946

Net income	$12,642	$11,038	$31,329

Average assets	$3,503,370	$3,032,007	$2,193,386
Average loans	1,066,714	1,059,342	933,020
Average deposits	3,414,407	2,958,549	2,100,237
Average invested capital	170,385	160,276	141,555
Return on assets	0.36%	0.36%	1.43%
Return on invested capital	7.42%	6.89%	22.13%
Efficiency ratio	84.95%	85.34%	74.38%
Net charge-offs to average loans	1.04%	1.08%	0.04%
Trust assets	$32,751,501	$30,385,365	$30,454,512
Trust assets for which BOKF has sole or joint discretionary authority	11,805,418	10,847,143	11,476,059
Non-managed trust assets	13,392,334	12,339,059	11,258,475
Assets held in safekeeping	7,553,749	7,199,163	7,719,978

Net interest revenue was flat with the prior year.  The yield on securities and loans declined compared to the prior year, mostly offset by the benefit of an increase in average deposits which were sold to the funds management unit.

Other operating revenue increased $8.6 million or 5% over the prior year.  Retail brokerage fees increased $5.4 million or 26% and trust fees were up $2.7 million or 4% primarily due to increases in the fair value of trust assets.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets.  The wealth management division participated in 215 underwritings that totaled approximately $5.4 billion during 2010.  Our interest in these underwritings totaled approximately $1.3 billion.

Operating expenses increased $6.4 million or 4% over 2009.  Personnel expense was up $8.5 million or 8% due primarily to increased incentive compensation costs and increased headcount.  Commissions related to brokerage and trading revenue increased $3.6 million and regular compensation expense increased $2.8 million or 5%.

Growth in average assets was largely due an increase in wealth management deposits which are sold to the funds management unit.  Average deposits attributed to the wealth management division increased $456 million over the prior year included a $536 million increase in the average balance of interest bearing transaction accounts and a $56 million increase in average demand deposit account balances, offset by a $135 million decrease in average time deposit balances.

Average loans by the wealth management division grew $7.4 million or 1% over the prior year to $1.1 billion at December 31, 2010.  Net loans charged off in 2010 decreased by 2% form the prior year to $11.1 million.

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

Table 13   Net Income by Geographic Region
           (In thousands)
	Year ended December 31,
	2010	2009	2008
Oklahoma	$121,827	$85,781	$68,156
Texas	29,295	18,140	42,874
New Mexico	8,864	6,142	14,554
Arkansas	3,949	10,630	9,390
Colorado	3,033	(7,811)	7,617
Arizona	(22,817)	(28,512)	(5,844)
Kansas/Missouri	4,111	6,433	538
Subtotal	148,262	90,803	137,285
Funds management and other	98,492	109,775	15,947
Total	$246,754	$200,578	$153,232

Oklahoma Market

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas.  Oklahoma is a significant market to the Company, representing 50% of our average loans, 54% of our average deposits and 49% of our consolidated net income.  In addition, all of our mortgage servicing activity and 76% of our trust assets are attributed to the Oklahoma market.

Table 14   Oklahoma
                (Dollars in thousands)
	Year ended December 31,
	2010	2009	2008
Net interest revenue	$244,491	$235,591	$245,328

Other operating revenue	330,260	316,541	280,323
Operating expense	348,168	374,860	348,677
Net loans charged off	41,357	35,762	48,646
Increase (decrease) in fair value of mortgage servicing rights	3,661	12,124	(34,515)
Gains (losses) on financial instruments, net	12,038	(13,198)	17,207
Gains (losses) on repossessed assets, net	(1,535)	(42)	528
Income before taxes	199,390	140,394	111,548
Federal and state income tax	77,563	54,613	43,392

Net income	$121,827	$85,781	$68,156

Average assets	$9,771,256	$8,841,130	$8,105,136
Average loans	5,441,823	6,086,505	6,425,918
Average deposits	8,782,318	7,888,821	6,780,539
Average invested capital	530,688	538,015	535,391
Return on assets	1.25%	0.97%	0.84%
Return on invested capital	22.96%	15.94%	12.73%
Efficiency ratio	60.58%	67.89%	66.33%
Net charge-offs to average loans	0.76%	0.59%	0.76%

Net income generated in the Oklahoma market in 2010 grew $36.0 million or 42% over 2009.  Net interest revenue increased $8.9 million and other operating revenue increased $13.7 million.  Other operating expenses were down $26.7 million compared to the prior year.  Net loans charged off increased $5.6 million to $41.4 million or 0.76% of average loans attributed to the Oklahoma market.  Excluding the $11.8 million pre-tax day-one gain on the purchase of mortgage servicing rights during 2010, changes in fair value of our mortgage loan servicing rights, net of securities and derivative contracts held as an economic hedge, increased pre-tax net income by $3.6 million in 2010 and decreased pre-tax net income by $1.1 million in 2009.

Net interest revenue increased $8.9 million or 4% over 2009.  Net interest revenue increased from improved loan spreads and an $893 million increase in average deposit balances attributed to the Oklahoma market.  Average loans attributed to the Oklahoma market decreased $645 million from 2009.

Other operating revenue increased $13.7 million or 4% over 2009, primarily due to an $18.2 million increase in mortgage servicing revenue, partially offset by a $9.0 million decrease in deposit fees due to lower overdraft fees as a result of change in banking regulation that became effective in the third quarter of 2010.    The pre-tax equivalent of revenue from equipment leased to generate federal and state income tax credits increased $8.9 million over the prior year.

Other operating expenses decreased $26.7 million compared to the prior year, primarily due to a decrease in corporate expenses allocated to the Oklahoma market, partially offset by higher personnel costs and data processing expenses on higher transaction volumes.  Depreciation expense related to equipment leasing increased $4.9 million.  Foreclosure expenses and expenses related to repossessed property also increased over the prior year.

Average deposits in the Oklahoma market increased $893 million or 11% over 2009.  Commercial and wealth management units, including trust, broker/dealer and private banking increased over the prior year, partially offset by a slight decrease in consumer banking deposits.

Texas Market

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas.  Texas is our second largest market with 30% of our average loans, 24% of our average deposits and 8% of our consolidated net income for 2010.

Table 15   Texas
(Dollars in thousands)
	Year ended December 31,
	2010	2009	2008
Net interest revenue	$134,331	$134,951	$153,460

Other operating revenue	60,734	50,875	45,087
Operating expense	130,679	132,533	115,087
Net loans charged off	15,674	23,607	16,588
Gains (losses) on repossessed assets, net	(2,939)	(1,343)	119
Income before taxes	45,773	28,343	66,991
Federal and state income tax	16,478	10,203	24,117

Net income	$29,295	$18,140	$42,874

Average assets	$4,479,989	$4,167,282	$3,906,728
Average loans	3,321,561	3,607,661	3,625,751
Average deposits	3,901,367	3,701,415	3,222,986
Average invested capital	478,796	493,074	469,737
Return on assets	0.65%	0.44%	1.10%
Return on invested capital	6.12%	3.68%	9.13%
Efficiency ratio	66.99%	71.32%	57.96%
Net charge-offs to average loans	0.47%	0.65%	0.46%

Net income in the Texas market increased $11.2 million or 61% over 2009 primarily due to an increase in operating revenue and a decrease in net loans charged off.

Net interest revenue was flat with the prior year.  Net interest revenue generated from a $200 million increase in average deposits balances attributed to the Texas market was offset by a $286 million decrease in the average balance of outstanding loans attributed to the Texas market.

Other operating revenue increased $9.9 million or 19% over 2009.  Most fee income categories increased over 2009 including a $2.9 million increase in transaction card revenue, a $2.4 million increase in retail brokerage fees, a $2.4 million increase investment banking revenue and a $2.1 million increase in trust fees.  Revenue related to our leasing business and mortgage origination attributed to the Texas market also increased.  Deposit service charges decreased $1.9 million primarily due to lower overdraft fees as a result of changes in banking regulations that became effective in the third quarter.

Operating expenses were down $1.9 million or 1% compared to the previous year.  Corporate expenses allocated to the Texas market decreased on lower loan volumes, partially offset by an increase in incentive compensation expense, expenses on repossessed property and data processing expense on higher transaction volume.

Net loans charged-off totaled $15.7 million or 0.47% of average loans in 2010 compared to $23.6 million or 0.65% of average loans in 2009.

Other Markets

Net income attributed to our New Mexico market increased $2.7 million or 44% over 2009 to $8.9 million or 4% of consolidated net income.  Net interest income was flat with the prior year.  Net interest revenue earned on increased average deposit balances attributed to the New Mexico market was largely offset by a decrease in the average loan balances attributed to the New Mexico market.  Operating revenue increased over the prior year due primarily to higher mortgage revenues as a result of higher funding volumes and increased transaction card revenue, partially offset by lower overdraft fees.  Although we attribute all mortgage servicing to the Oklahoma market, the purchase of the rights to service $4.2 billion of residential mortgage loans in the first quarter of 2010 gives us the ability to further develop relationships with approximately 34 thousand additional customers, primarily located in the New Mexico market.  Other operating expenses decreased due to lower corporate cost allocation to the New Mexico market.

Net income for the Arkansas market totaled $3.9 million compared to $10.6 million in 2009.  Net interest revenue decreased $1.5 million due to a $79 million decrease in average loans.  The decrease in average loans in the Arkansas market was largely due to our decision to discontinue indirect automobile lending.  Average deposits attributed to the Arkansas market were up $40 million or 26% over 2009, primarily related to increases in commercial banking and wealth management deposit balances.  Consumer deposits increased over 2009 levels as well.  Other operating revenue increased $4.1 million or 11% over 2009, primarily on increased securities trading revenue at our Little Rock office.  Other operating expenses increased $10.0 million on higher incentive compensation costs related to securities trading activity and increased corporate cost allocations.  Net loans charged off increased to $6.7 million or 2.04% of average loans.

Net income attributed to our Colorado market improved to $3.0 million in 2010, compared to a net loss of $7.8 million in 2009.  Net loans charged off decreased $14.2 million compared to the prior year to $10.8 million or 1.41% of average loans.  Net interest income decreased primarily due to a $141 million decrease in average loans attributed to the Colorado market.  Other operating revenue increased $3.5 million primarily due to higher mortgage revenue and operating expenses decreased $2.0 million due primarily to lower corporate overhead allocations on reduced loan volume.

The Arizona market’s performance continued to improve during 2010.  The net loss attributed to the Arizona market narrowed from $28.5 million in 2009 to $22.8 million in 2010.  Net loans charged off improved by $17.3 million to $22.4 million or 4.29% of average loans attributed to the Arizona market.  Losses on repossessed assets increased $9.4 million over to the prior year.  Operating revenue increased $1.7 million over the prior year on higher mortgage revenue due to increased volume of originations and improved margins and an increase in transaction card revenue.  Net interest revenue and operating expenses also increased modestly over the prior year.  Average deposits grew steadily by $37 million or 20% over the prior year in commercial, consumer and wealth management deposits.  Average loans decreased $43 million or 8%.  Period-end loan balances in the Arizona market are up $30 million or 6% since December 31, 2009.  Commercial loans increased $32 million or 16% while commercial real estate loans decreased $26 million or 12%.

Consistent with plans when we first acquired Valley Commerce Bank in 2005, our objective is to focus on growth in commercial and small business lending in the Phoenix market.  We have expanded our commercial lending staff in this market and opened three new banking locations in 2009.  We have significantly scaled-back commercial real estate lending activities which were not contemplated in our initial expansion into this market.  During 2009, we exited the Tucson market which we first entered in 2006.  Losses incurred during 2010 and 2009 are largely due to commercial real estate lending.  Assets attributed to the Arizona market include $16 million of goodwill that may be impaired in future periods if commercial and small business lending growth plans are unsuccessful.

Net income attributed to the Kansas/Missouri market totaled $4.1 million compared to $6.4 million in the prior year.  Net interest revenue increased $1.5 million or 19% as a result of an $81 million increase in average deposit balances and average loans attributed to the Kansas/Missouri market decreased only 1% from the prior year.  Net loans charged off improved to 0.26% of average loans attributed to the Kansas/Missouri market.  Operating expenses increased $4.9 million due primarily to increased corporate expense allocations and personnel costs.

Table 16   New Mexico
                (Dollars in thousands)
	Year ended December 31,
	2010	2009	2008
Net interest revenue	$32,639	$32,775	$39,673

Other operating revenue	28,007	23,959	23,788
Operating expense	37,233	38,632	35,753
Net loans charged off	6,152	7,125	3,883
Losses on repossessed assets, net	(2,754)	(925)	(5)
Income before taxes	14,507	10,052	23,820
Federal and state income tax	5,643	3,910	9,266

Net income	$8,864	$6,142	$14,554

Average assets	$1,329,740	$1,248,607	$1,141,031
Average loans	720,339	810,867	841,353
Average deposits	1,231,643	1,146,942	1,036,209
Average invested capital	83,999	85,750	86,401
Return on assets	0.67%	0.49%	1.28%
Return on invested capital	10.55%	7.16%	16.84%
Efficiency ratio	61.39%	68.09%	56.34%
Net charge-offs to average loans	0.85%	0.88%	0.46%

Table 17   Arkansas
                (Dollars in thousands)
	Year ended December 31,
	2010	2009	2008
Net interest revenue	$10,223	$11,741	$11,784

Other operating revenue	41,258	37,119	29,104
Operating expense	37,370	27,378	22,027
Net loans charged off	6,734	3,665	3,250
Losses on repossessed assets, net	(914)	(419)	(242)
Income before taxes	6,463	17,398	15,369
Federal and state income tax	2,514	6,768	5,979

Net income	$3,949	$10,630	$9,390

Average assets	$357,251	$425,071	$446,101
Average loans	330,200	409,339	434,339
Average deposits	196,372	155,981	73,605
Average invested capital	23,886	24,460	23,415
Return on assets	1.11%	2.50%	2.10%
Return on invested capital	16.53%	43.46%	40.10%
Efficiency ratio	72.59%	56.03%	53.87%
Net charge-offs to average loans	2.04%	0.90%	0.75%

Table 18   Colorado
                 (Dollars in thousands)
	Year ended December 31,
	2010	2009	2008
Net interest revenue	$32,712	$34,966	$37,009

Other operating revenue	21,769	18,237	16,600
Operating expense	37,994	40,032	32,997
Net loans charged off	10,805	25,000	8,146
Losses on repossessed assets, net	(718)	(955)	–
Income (loss) before taxes	4,964	(12,784)	12,466
Federal and state income tax	1,931	(4,973)	4,849

Net income (loss)	$3,033	$(7,811)	$7,617

Average assets	$1,219,529	$1,217,498	$1,138,363
Average loans	768,159	908,949	859,490
Average deposits	1,146,016	1,137,893	1,058,816
Average invested capital	124,712	129,897	121,270
Return on assets	0.25%	(0.64)%	0.67%
Return on invested capital	2.43%	(6.01)%	6.28%
Efficiency ratio	69.74%	75.24%	61.55%
Net charge-offs to average loans	1.41%	2.75%	0.95%

Table 19   Arizona
                (Dollars in thousands)
	Year ended December 31,
	2010	2009	2008
Net interest revenue	$11,792	$11,174	$18,608

Other operating revenue	5,071	3,384	1,300
Operating expense	20,378	19,445	15,143
Net loans charged off	22,411	39,733	14,043
Losses on repossessed assets, net	(11,418)	(2,044)	(287)
Loss before taxes	(37,344)	(46,664)	(9,565)
Federal and state income tax	(14,527)	(18,152)	(3,721)

Net loss	$(22,817)	$(28,512)	$(5,844)

Average assets	$609,627	$631,680	$612,785
Average loans	522,200	564,730	589,363
Average deposits	218,865	182,209	126,313
Average invested capital	65,717	71,436	65,468
Return on assets	(3.74)%	(4.51)%	(0.95)%
Return on invested capital	(34.72)%	(39.91)%	(8.93)%
Efficiency ratio	120.84%	133.57%	76.06%
Net charge-offs to average loans	4.29%	7.04%	2.38%

Table 20   Kansas/Missouri
                (Dollars in thousands)
	Year ended December 31,
	2010	2009	2008
Net interest revenue	$9,428	$7,927	$7,692

Other operating revenue	19,386	19,876	13,456
Operating expense	21,284	16,358	13,165
Net loans charged off	781	917	7,103
Losses on repossessed assets, net	(21)	–	–
Income before taxes	6,728	10,528	880
Federal and state income tax	2,617	4,095	342

Net income	$4,111	$6,433	$538

Average assets	$309,238	$310,648	$341,383
Average loans	297,606	299,861	338,047
Average deposits	239,759	158,665	37,964
Average invested capital	24,026	20,795	18,087
Return on assets	1.33%	2.07%	0.16%
Return on invested capital	17.11%	30.94%	2.97%
Efficiency ratio	73.87%	58.84%	62.25%
Net charge-offs to average loans	0.26%	0.31%	2.10%

Assessment of Financial Condition

Securities

We maintain a securities portfolio to enhance profitability, support interest rate risk management strategies, provide liquidity and comply with regulatory requirements.  Securities are classified as held for investment, available for sale or trading.  See Note 2 to the consolidated financial statements for additional discussion of the securities portfolio.

Investment (held-to-maturity) securities consist primarily of long-term, fixed-rate Oklahoma municipal bonds and Texas school construction bonds.  Substantially all of these bonds are general obligations of the issuer.  Approximately $82 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program.     At December 31, 2010, investment securities were carried at $340 million and had a fair value of $346 million.

Available for sale securities, which may be sold prior to maturity, are carried at fair value.  Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.  The amortized cost of available for sale securities totaled $9.1 billion at December 31, 2010, up $252 million over December 31, 2009.  At December 31, 2010, residential mortgage-backed securities represented 97% of total available for sale securities.  We hold no securities backed by sub-prime mortgage loans, collateralized debt obligations or collateralized commercial real estate loans.  A summary of our securities follows in Table 21.  Additional details regarding securities concentrations appears in Note 2 to the Consolidated Financial Statements.

Table 21   Securities
                (Dollars in thousands)
	December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment:
Municipal and other tax-exempt	$184,898	$188,577	$232,568	$238,847	$235,791	$239,178
Other debt securities	154,655	157,528	7,837	7,857	6,553	6,591
Total	$339,553	$346,105	$240,405	$246,704	$242,344	$245,769
Available for sale:
U.S. Treasury	$–	$–	$6,998	$7,020	$6,987	$7,126
Municipal and other tax-exempt	72,190	72,942	61,268	62,201	19,537	20,163
Mortgage-backed securities:
U.S. agencies	8,193,704	8,446,908	7,645,817	7,809,328	4,900,895	4,972,928
Private issue	714,431	644,210	961,378	792,362	1,636,934	1,241,238
Total mortgage-backed securities	8,908,135	9,091,118	8,607,195	8,601,690	6,537,829	6,214,166
Other debt securities	6,401	6,401	17,174	17,147	37	36
Federal Reserve Banks	33,424	33,424	32,526	32,526	32,380	32,380
Federal Home Loan Banks	42,207	42,207	78,999	78,999	61,760	61,760
Perpetual preferred stocks	19,511	22,114	19,224	22,275	32,472	21,701
Other equity securities and mutual funds	29,181	43,046	35,414	50,165	31,421	34,119
Total	$9,111,049	$9,311,252	$8,858,798	$8,872,023	$6,722,423	$6,391,451
Mortgage trading:
Mortgage-backed U.S. agency securities	$433,663	$428,021	$288,076	$285,950	$386,571	$399,211

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates.  We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security.  Current interest rates are historically low and prices for residential mortgage-backed securities are historically high resulting in very low effective durations.  Our best estimate of the duration of the residential mortgage-backed securities portfolio at December 31, 2010 is 2.2 years.  Management estimates that the duration would extend to approximately 3.5 years assuming an immediate 200 basis point upward rate shock.  The estimated duration contracts to 0.8 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans.  We mitigate this risk by primarily investing in securities issued by U.S. government agencies.  Principal and interest payments on the underlying loans are either partially or fully guaranteed.  At December 31, 2010, approximately $8.2 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies.  The fair value of these residential mortgage-backed securities totaled $8.4 billion at December 31, 2010.

We also hold amortized cost of $714 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decline of $247 million from December 31, 2009.  The decline was primarily due to $219 million of cash received and $28 million of other-than-temporary impairment losses charged against earnings during 2010.  The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $644 million at December 31, 2010.  The net unrealized losses on our portfolio of privately issued residential mortgage-backed securities decreased for the eighth consecutive quarter from $396 million at December 31, 2008 to $70 million at December 31, 2010.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $494 million of Jumbo-A mortgage loans and $220 million of Alt-A mortgage loans.  Jumbo-A mortgage loans generally meet government agency underwriting standards, but have loan balances that exceed agency maximums.  Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards.  Credit risk on securities backed by Alt-A loans is mitigated by investment in senior tranches with additional collateral support.  None of these securities are backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations.  Approximately 88% of the Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches including 100% of our Alt-A residential mortgage-backed securities originated in 2007 and 2006.  Approximately 82% of our Alt-A residential mortgage-backed securities represented pools of fixed-rate mortgage loans.  None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”).  Approximately 27% of our Jumbo-A residential mortgage-backed securities represents pools of fixed rate mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

Privately issued mortgage-backed securities with a total amortized cost of $522 million were rated below investment grade at December 31, 2010 by at least one of the nationally-recognized rating agencies.  The unrealized loss on the below investment grade residential mortgage-backed securities totaled $62 million at December 31, 2010, a $10 million decrease during 2010.

Our portfolio of available for sale securities also included preferred stocks issued by six financial institutions.  These preferred stocks have certain debt-like features such as a quarterly dividend based on LIBOR.  However, the issuers of these stocks have no obligation to redeem them.  At December 31, 2010, these stocks have an aggregate carrying value of $20 million and an aggregate fair value of $22 million.

We also have $42 million of stocks in Federal Home Loan Banks primarily in Topeka, Kansas, and Dallas, Texas at December 31, 2010.

The aggregate gross amount of unrealized losses on available for sale securities totaled $93 million at December 31, 2010.  On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the consolidated financial statements.  Other-than-temporary impairment charges of $27.8 million were recognized in earnings in 2010 on certain privately issued residential mortgage-backed securities and other equity securities we do not intend to sell.

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

Bank-Owned Life Insurance

We have approximately $255 million invested in bank-owned life insurance at December 31, 2010.  These investments are expected to provide a long-term source of earnings to support existing employee benefit programs.  Approximately $224 million is held in separate accounts.  Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities.  The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines.  The cash surrender value of the life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments.  At December 31, 2010, cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $239 million.  As the underlying fair value of the investments held in a separate account at December 31, 2010 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap.  The stable value wrap is provided by a highly-rated, domestic financial institution.  The remaining cash surrender value of $31 million primarily represented the cash surrender value of policies held in the general accounts and amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $10.6 billion at December 31, 2010, a $637 million or 6% decrease since December 31, 2009.

Table 22  Loans
                 (In thousands)
	December 31,
	2010	2009	2008	2007	2006
Commercial:
Energy	$1,711,409	$1,911,994	$2,311,813	$1,954,967	$1,763,180
Services	1,580,921	1,807,824	2,038,451	1,733,569	1,555,141
Wholesale/retail	1,010,246	921,830	1,165,099	1,084,379	932,531
Manufacturing	325,191	404,061	497,957	493,185	609,571
Healthcare	809,625	792,538	777,154	685,131	602,273
Integrated food services	204,283	160,549	197,629	240,469	321,380
Other commercial and industrial	292,321	209,044	423,500	569,884	424,808
Total commercial	5,933,996	6,207,840	7,411,603	6,761,584	6,208,884
Commercial real estate:
Construction and land development	447,864	645,295	926,226	1,007,414	889,925
Retail	405,540	423,260	371,228	423,118	374,294
Office	457,450	463,316	459,357	421,163	420,914
Multifamily	369,242	360,436	316,596	214,388	239,000
Industrial	182,093	146,707	149,367	154,255	146,406
Other commercial real estate	415,161	452,420	478,474	502,746	376,001
Total commercial real estate	2,277,350	2,491,434	2,701,248	2,723,084	2,446,540
Residential mortgage:
Permanent mortgage	1,274,944	1,303,340	1,273,275	1,092,382	867,748
Home equity	553,304	490,282	479,299	442,223	388,511
Total residential mortgage	1,828,248	1,793,622	1,752,574	1,534,605	1,256,259
Consumer:
Indirect automobile	239,576	454,508	692,615	625,203	465,622
Other consumer	363,866	332,294	317,966	296,094	273,873
Total consumer	603,442	786,802	1,010,581	921,297	739,495
Total	$10,643,036	$11,279,698	$12,876,006	$11,940,570	$10,651,178

The decline in outstanding loan balances was largely centered on energy loans, construction and land development loans and indirect automobile loans.  The combined outstanding balances of these three categories of the loan portfolio decreased $613 million.  Generally, outstanding loan commitments have increased since the end of 2009.  A breakdown of the loan portfolio by geographical market follows on Table 23 along with discussion of changes in the balances by portfolio and geography.

Table 23  Loans by Principal Market Area
               (In thousands)
	December 31,
	2010	2009	2008	2007	2006
Oklahoma:
Commercial	$2,581,082	$2,649,252	$3,356,520	$3,224,013	$3,186,085
Commercial real estate	726,409	820,578	843,576	885,866	979,251
Residential mortgage	1,253,466	1,228,822	1,196,924	1,080,483	896,567
Consumer	336,492	451,829	579,809	576,070	512,032
Total Oklahoma	$4,897,449	$5,150,481	$5,976,829	$5,766,432	$5,573,935
Texas:
Commercial	$1,888,635	$2,017,081	$2,353,860	$1,997,659	$1,722,627
Commercial real estate	686,956	735,338	825,769	830,980	670,635
Residential mortgage	297,027	313,113	315,438	278,842	213,801
Consumer	146,986	170,062	212,820	142,958	95,652
Total Texas	$3,019,604	$3,235,594	$3,707,887	$3,250,439	$2,702,715
New Mexico:
Commercial	$279,432	$341,802	$418,732	$473,262	$411,272
Commercial real estate	314,781	305,061	286,574	252,884	257,079
Residential mortgage	88,392	86,415	98,018	84,336	75,159
Consumer	19,583	17,473	18,616	16,105	13,256
Total New Mexico	$702,188	$750,751	$821,940	$826,587	$756,766
Arkansas:
Commercial	$84,775	$103,443	$103,446	$106,328	$95,483
Commercial real estate	116,989	132,436	134,015	124,317	94,395
Residential mortgage	13,155	16,849	16,875	16,393	23,076
Consumer	72,787	124,265	175,647	163,626	86,017
Total Arkansas	$287,706	$376,993	$429,983	$410,664	$298,971
Colorado:
Commercial	$470,500	$545,724	$660,546	$490,373	$451,046
Commercial real estate	197,180	239,970	261,820	252,537	193,747
Residential mortgage	72,310	66,504	53,875	26,556	15,812
Consumer	21,409	17,362	16,141	16,457	26,591
Total Colorado	$761,399	$869,560	$992,382	$785,923	$687,196
Arizona:
Commercial	$231,117	$199,143	$211,356	$157,341	$96,453
Commercial real estate	201,018	227,249	319,525	342,673	207,035
Residential mortgage	89,245	65,047	62,123	46,269	31,280
Consumer	3,445	3,461	6,075	5,522	5,947
Total Arizona	$524,825	$494,900	$599,079	$551,805	$340,715
Kansas/Missouri:
Commercial	$398,455	$351,395	$307,143	$312,608	$245,918
Commercial real estate	34,017	30,802	29,969	33,827	44,398
Residential mortgage	14,653	16,872	9,321	1,726	564
Consumer	2,740	2,350	1,473	559	–
Total Kansas/Missouri	$449,865	$401,419	$347,906	$348,720	$290,880
Total BOK Financial loans	$10,643,036	$11,279,698	$12,876,006	$11,940,570	$10,651,178

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

The commercial loan portfolio decreased $274 million during 2010 to $5.9 billion at December 31, 2010.  Generally, commercial loan origination activity has slowed to less than amounts necessary to offset normal repayment trends in the portfolio.  In general, loan demand has softened due to lower working capital needs and less capital project spending by our customers.

The commercial sector of our loan portfolio is distributed as follows in Table 24.

Table 24  Commercial Loans by Principal Market Area
               (In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total

Energy	$887,354	$622,048	$157	$4,326	$197,524	$–	$–	$1,711,409
Services	484,602	487,383	171,744	20,152	188,317	113,837	114,886	1,580,921
Wholesale/retail	422,112	410,231	45,536	34,277	17,436	53,836	26,818	1,010,246
Manufacturing	191,051	71,569	17,394	1,357	16,040	20,725	7,055	325,191
Healthcare	490,401	213,437	8,319	5,661	45,645	22,565	23,597	809,625
Integrated food services	16,280	9,617	–	270	–	–	178,116	204,283
Other commercial and industrial	89,282	74,350	36,282	18,732	5,538	20,154	47,983	292,321
Total commercial loans	$2,581,082	$1,888,635	$279,432	$84,775	$470,500	$231,117	$398,455	$5,933,996
Supporting the energy industry with loans to producers and other energy-related entities has been a hallmark of the Company since its founding and represents the largest portion of our commercial loan portfolio.  In addition, energy production and related industries have a significant impact on the economy in our primary markets.  Loans collateralized by oil and gas properties are subject to a semi-annual engineering review by our internal staff of petroleum engineers.  This review is utilized as the basis for developing the expected cash flows supporting the loan amount.  The projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties.  Loans are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current pricing levels and with existing conventional equipment and operating methods and costs.  As part of our evaluation of credit quality, we analyze rigorous stress tests over a range of commodity prices and take proactive steps to mitigate risk when appropriate.

Energy loans totaled $1.7 billion or 16% of total loans.  Outstanding energy loans decreased $201 million during 2010 primarily due to lower customer loan demand due primarily to cash flow available to this sector and a slower pace of capital project spending based on generally stable energy prices during 2010.  For most of 2010, low commodity prices persisted which led to curtailed exploration and production of oil and gas reserves and reduced borrowing capacity based upon collateral values.  Although outstanding balances are down from 2009, unfunded loan commitments to energy customers were up $100 million to $2.0 billion at December 31, 2010.

Energy loans to oil and gas producers totaled approximately $1.5 billion, down $111 million from the prior year.  Approximately 50% of the committed production loans are secured by properties primarily producing oil and 50% are secured by properties primarily producing natural gas.  Loans to borrowers that provide services to the energy industry decreased approximately $44 million from the prior year to $33 million and loans to borrowers engaged in wholesale or retail energy sales decreased approximately $53 million to $187 million at December 31, 2010.  Loans to borrowers that manufacture equipment for the energy industry increased 3% over the prior year to $27 million.  We did not experience a significant, direct impact on our energy loan portfolio from the moratorium on offshore drilling activities during 2010.

The services sector of the loan portfolio totaled $1.6 billion or 15% of total loans and consists of a large number of loans to a variety of businesses including communications, educational, gaming, and transportation services.  Service sector loans decreased $227 million primarily due to soft loan demand as a result of current economic conditions.  Approximately $1.0 billion of the services category is made up of loans with individual balances of less than $10 million.  Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.  Loans in this sector may also be secured by personal guarantees of the owners or related parties.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers.  Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants.  At December 31, 2010, the outstanding principal balance of these loans totaled $1.4 billion.  Substantially all of these loans are to borrowers with local market relationships.  We serve as the agent lender in approximately 19% of our shared national credits, based on dollars committed.  We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits.  Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.  In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.  Risk grading provided by the regulators in the third quarter of 2010 did not differ significantly from management’s assessment.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes within our geographical footprint.  We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project or a portion of the project already sold, leased or permanent financing already secured.  The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates.  As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $2.3 billion or 21% of the loan portfolio at December 31, 2010.  Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%.   The outstanding balance of commercial real estate loans decreased $214 million from the previous year.  The commercial real estate sector of our loan portfolio is distributed as follows in Table 25.

Table 25  Commercial Real Estate Loans by Principal Market Area
               (In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Construction and land development	$148,458	$86,563	$62,847	$16,852	$92,918	$35,280	$4,946	$447,864
Retail	145,640	122,560	49,385	18,025	7,326	50,913	11,691	405,540
Office	94,101	168,582	90,661	16,035	59,919	28,075	77	457,450
Multifamily	113,147	135,236	21,148	46,195	7,213	39,831	6,472	369,242
Industrial	68,889	72,896	26,967	169	1,083	12,021	68	182,093
Other real estate loans	156,174	101,119	63,773	19,713	28,721	34,898	10,763	415,161
Total commercial real estate loans	$726,409	$686,956	$314,781	$116,989	$197,180	$201,018	$34,017	$2,277,350

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $197 million during the year to $448 million at December 31, 2010 primarily due to payments.  In addition, $28 million of construction and development loans were transferred to other real estate owned and $21 million were charged off.  This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed.

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

Residential mortgage loans totaled $1.8 billion, up $35 million or 2% since December 31, 2009.  Permanent 1-4 family mortgage loans decreased $28 million and home equity loans increased $63 million.  In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans.  Low interest rates increased demand to refinance these mortgage loans into long-term fixed rate loans.  Generally, we do not offer this type of loan because of excessive future interest rate risk.

We have no concentration in sub-prime residential mortgage loans.  Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

The permanent mortgage loan portfolio is primarily composed of various mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals.  The aggregate outstanding balance of loans in these programs at December 31, 2010 is $1.2 billion.  Jumbo loans may be fixed or variable rate and are fully amortizing.  Jumbo loans generally conform to government sponsored entity standards, with exception that the loan size exceeds maximums required under these standards.  These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%.  Loan-to-value ratios (“LTV”) are tiered from 60% to 100%, depending on the market.  Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain health-care professionals.  Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

Approximately $96 million or 8% of permanent mortgage loans at December 31, 2010 consist of first lien, fixed rate residential mortgage loans originated under various community development programs, down from $110 million at December 31, 2009.  These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation.  However, these loans do have a higher risk of delinquency and losses given default than traditional residential mortgage loans.  The initial maximum LTV of loans in these programs was 103%.

Home equity loans totaled $553 thousand at December 31, 2010.  These loans are generally 1st or 2nd lien loans with a maximum LTV of 90%, including consideration of any superior liens.  These loans require a minimum FICO score of 700 and a maximum DTI of 40%.  The maximum loan amount available for our home equity loan products is generally $200 thousand.

The composition of residential mortgage and consumer loans at December 31, 2010 is as follows in Table 26.

 Table 26  Residential Mortgage and Consumer Loans by Principal Market Area
                (In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Residential mortgage:
Permanent mortgage	$913,827	$205,457	$13,400	$8,278	$50,494	$74,057	$9,431	$1,274,944
Home equity	339,639	91,570	74,992	4,877	21,816	15,188	5,222	553,304
Total residential mortgage	$1,253,466	$297,027	$88,392	$13,155	$72,310	$89,245	$14,653	$1,828,248

Consumer:
Indirect automobile	$136,772	$36,848	$–	$65,956	$–	$–	$–	$239,576
Other consumer	199,720	110,138	19,583	6,831	21,409	3,445	2,740	363,866
Total consumer	$336,492	$146,986	$19,583	$72,787	$21,409	$3,445	$2,740	$603,442

Indirect automobile loans decreased $215 million since December 31, 2009, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach.

Table 27  Loan Maturity and Interest Rate Sensitivity at December 31, 2010
               (In thousands)
		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$5,933,996	$1,613,841	$3,537,874	$782,281
Commercial real estate	2,277,350	884,494	1,090,016	302,840
Total	$8,211,346	$2,498,335	$4,627,890	$1,085,121
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$3,768,527	$648,636	$2,454,197	$665,694
Floating or adjustable interest rates	4,442,819	1,849,699	2,173,693	419,427
Total	$8,211,346	$2,498,335	$4,627,890	$1,085,121

Loan Commitments

We enter into off-balance sheet arrangements in the normal course of business.  These arrangements included loan commitments which totaled $5.2 billion and standby letters of credit which totaled $535 million at December 31, 2010.  Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors.  Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party.  Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Approximately $3.1 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at December 31, 2010.

Table 28  Off-Balance Sheet Credit Commitments
               (In thousands)
	As of December 31,
	2010	2009	2008	2007	2006
Loan commitments	$5,193,545	$5,001,338	$5,015,660	$5,345,736	$5,318,257
Standby letters of credit	534,565	588,091	598,618	555,758	527,627
Mortgage loans sold with recourse	289,021	330,963	391,188	392,534	329,713

We also have off-balance sheet obligations related to certain community development residential mortgage loans sold with full or partial recourse as more fully described in Note 7 to the consolidated financial statements.  At December 31, 2010, the principal balance of loans sold subject to recourse obligations totaled $289 million.  Substantially all of these loans are to borrowers in our primary markets including $204 million to borrowers in Oklahoma, $30 million to borrowers in Arkansas, $17 million to borrowers in New Mexico, $15 million to borrowers in the Kansas/Missouri area and $13 million to borrowers in Texas.

Under certain conditions, we also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities.  As of December 31, 2010, less than 10% of the repurchase requests in 2010 have resulted in actual repurchases or indemnification by BOK Financial.  We have repurchased 11 loans for approximately $301 thousand from the agencies during 2010.  Losses incurred on these loans have been minimal.  At December 31, 2010, we have unresolved deficiency requests from the agencies on 140 loans with an aggregate outstanding balance of $22 million.

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

Counterparty credit risk is evaluated through existing policies and procedures.  This evaluation considers the total relationship between BOK Financial and each of the counterparties.  Individual limits are established by management, approved by Credit Administration and reviewed by the Asset / Liability Committee.  Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits.  Based on declines in the counterparties’ credit ratings, these limits are reduced and additional margin collateral may be required.

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

Derivative contracts are carried at fair value.  At December 31, 2010, the net fair values of derivative contracts reported as assets under these programs totaled $270 million, down from $344 million at December 31, 2009 primarily due to cash settlements and reduced transactions volumes.  At December 31, 2010, derivative contracts carried as assets included interest rate contracts with fair values of $141 million, energy contracts with fair values of $77 million and foreign exchange contracts with fair values of $45 million.  The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $215 million.

At December 31, 2010, total derivative assets were reduced by $15 million of cash collateral received from counterparties and total derivative liabilities were reduced by $69 million of cash collateral delivered to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the consolidated financial statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2010 is included in Table 29.

Table 29   Fair Value of Derivative Contracts by Category of Debtor
                (In thousands)
Customers	$139,765
Banks	57,377
Exchanges	44,056
Energy companies	22,419
Other	4,878
Fair value of customer hedge asset derivative contracts, net	$268,495

At December 31, 2010, the largest net reported amount due from a single counterparty, a domestic subsidiary of a major energy company, was $13 million.  This amount was entirely offset by letters of credit issued by multiple independent financial institutions.  The next largest amount due was $12 million from an energy customer.  This amount was fully secured by cash and securities as of December 31, 2010.

Our customer derivative program also introduces liquidity and capital risk.  We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceed established limits.  Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets.  These risks are modeled as part of the management of these programs.  Based on current prices, a decrease in market prices equivalent to $26 per barrel of oil would increase the fair value of derivative assets for energy contracts by $40 million.  An increase in prices equivalent to $160 per barrel of oil would increase the fair value of derivative assets for energy contracts by $280 million as current prices move further above the fixed prices embedded in our existing contracts.  Liquidity requirements of this program are also affected by our credit rating.  A decrease in our credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $54 million.

Summary of Loan Loss Experience

We maintain separate allowances for loan losses and for off-balance sheet credit risk.  The combined allowance for loan and off-balance sheet credit losses totaled $307 million or 2.89% of outstanding loans and 133% of nonaccruing loans at December 31, 2010.  The combined allowance for loan and off-balance sheet credit losses totaled $306 million or 2.72% of outstanding loans and 90% of nonaccruing loans at December 31, 2009.  The allowance for loan losses totaled $293 million or 2.75% of outstanding loans at December 31, 2010 and $292 million or 2.59% of outstanding loans at December 31, 2009.  The allowance for off-balance sheet credit commitments was $14 million at December 31, 2010 and $14 million at December 31, 2009.

The provision for credit losses is the amount necessary to maintain the allowance for credit losses at an amount determined by management to be adequate based on its evaluation and includes the combined charge to expense for both the allowance for loan losses and the allowance for off-balance sheet credit losses.  All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.  The provision for credit losses totaled $105 million for 2010 compared to $196 million for 2009.  Factors considered in determining the provision for credit losses for 2010 included improving trends of net charge-offs, nonperforming loans and risk grading.

Table 30   Summary of Loan Loss Experience
             (Dollars in thousands)
	Year ended December 31,
Allowance for loan losses:	2010		2009		2008		2007		2006
Beginning balance	$292,095		$233,236		$126,677		$109,497		$103,876
Loans charged off:
Commercial	27,640		49,725		74,976		14,380		10,517
Commercial real estate	59,962		57,313		19,141		1,795		87
Residential mortgage	20,056		16,672		7,223		1,709		1,265
Consumer	16,330		24,789		20,871		13,733		12,127
Total	123,988		148,499		122,211		31,617		23,996
Recoveries of loans previously charged off:
Commercial	9,263		2,546		13,379		4,534		5,405
Commercial real estate	3,179		461		332		110		327
Residential mortgage	901		929		366		309		161
Consumer	6,265		6,744		6,413		5,558		5,638
Total	19,608		10,680		20,490		10,511		11,531
Net loans charged off	104,380		137,819		101,721		21,106		12,465
Provision for loan losses	105,256		196,678		208,280		34,758		18,086
Additions due to acquisitions	–		–		–		3,528		–
Ending balance	$292,971		$292,095		$233,236		$126,677		$109,497
Allowance for off-balance sheet credit losses:
Beginning balance	$14,388		$15,166		$20,853		$20,890		$20,574
Provision for off-balance sheet credit losses	(117)		(778)		(5,687)		(37)		316
Ending balance	$14,271		$14,388		$15,166		$20,853		$20,890
Total provision for credit losses	$105,139		$195,900		$202,593		$34,721		$18,402
Allowance for loan losses to loans outstanding at year-end	2.75%		2.59%		1.81%		1.06%		1.03%
Net charge-offs to average loans	0.96		1.14		0.81		0.19		0.13
Total provision for credit losses to average loans	0.96		1.61		1.62		0.31		0.19
Recoveries to gross charge-offs	15.81		7.19		16.77		33.24		48.05
Allowance for loan losses as a multiple of net charge-offs	2.81	x	2.12	x	2.29	x	6.00	x	8.78	x
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.25%		0.26%		0.27%		0.35%		0.36%
Combined allowances for credit losses to loans outstanding at year-end	2.89%		2.72%		1.93%		1.24%		1.22%
Problem Loans:
Loans past due (90 days)	$9,961		$10,308		$19,123		$5,575		$5,945
Nonaccrual1	230,814		339,355		300,073		84,290		26,055
Renegotiated2	22,261		15,906		13,039		10,394		9,802
Total	$263,036		$365,569		$332,235		$100,259		$41,802
Foregone interest on nonaccrual loans1	$16,818		$17,015		$8,391		$3,011		$2,130
1	Interest collected and recognized on nonaccrual loans was not significant in 2010 and previous years disclosed.
2	Includes residential mortgage loans guaranteed by agencies of the U.S. government. These loans have been modified to extend payment terms and/or reduce interest rates to current market.

Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio.  The allowance consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances based on migration factors and non-specific allowances based on general economic, risk concentration and related factors.  An independent Credit Administration department is responsible for performing this evaluation for the entire company to ensure that the methodology is applied consistently.  For 2010, there have been no material changes in the approach or techniques utilized in developing the allowance for loan losses.

Specific allowances for impaired loans are determined by evaluation of estimated future cash flows, collateral value or historical statistics.  Loans are considered to be impaired when it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement.  This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status.  Generally, all nonaccruing commercial and commercial real estate loans are considered impaired.  Substantially all impaired loans are collateralized.  Collateral includes real property, inventory, accounts receivable, operating equipment, interests in mineral rights, and other property.  Collateral may also include personal guaranties by borrowers and related parties.

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

Impaired loans are charged-off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower based on an evaluation of available cash resources or collateral value.  Collateral value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs.  Appraised values are generally on an “as is” basis and are not adjusted by us.  Collateral value of mineral rights is generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other collateral is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.  Collateral values and available cash resources that support impaired loans are evaluated quarterly.  Updated appraisals are obtained at least annually, or more frequently if market conditions indicate collateral values have declined.  The excess of the outstanding principal balance over the fair value of collateral, less estimated selling costs and available cash resources of the borrower is charged-off against the allowance for loan losses.

No allowances are attributed to the remaining balance of loans that have been charged-down to amounts management expects to recover.  However, the remaining balance continues to be classified as nonaccruing until full recovery of principal and interest, including the charged-off portion of the loans, is probable.

Impaired loans totaled $203 million at December 31, 2010 and $317 million at December 31, 2009.  At December 31, 2010, $125 million of impaired loans had specific allowances of $7.1 million and $78 million had no specific allowances because the loan balance had been charged down to amounts we expect to recover.  Impaired loans had gross outstanding principal balances of $301 million.  Cumulative life-to-date charge-offs of impaired loans at December 31, 2010 totaled $98 million, including $54 million charged off during 2010.  At December 31, 2009, $204 million of impaired loans had specific allowances of $36 million and $113 million of impaired loans had no specific allowances because they had been charged down to amounts we expect to recover.

General allowances for unimpaired loans are based on migration models.  Separate migration models are used to determine general allowances for commercial and commercial real estate loans, residential mortgage loans, and consumer loans.  Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk-graded based on an evaluation of the borrowers’ ability to repay the loans.  Migration factors are determined for each risk-grade to determine the inherent loss based on historical trends.  We use an eight-quarter aggregate accumulation of net losses as a basis for the migration factors.  Losses incurred in more recent periods are more heavily weighted by a sum-of-periods-digits formula.  The higher of current loss factors based on migration trends or a minimum migration factor based upon long-term history is assigned to each risk grade.

Migration models fairly measure loss exposure during an economic cycle.  However, because they are based on historic trends, their accuracy is limited near the beginning and ending of a cycle.  Because of this limitation, the results of the migration model are evaluated by management quarterly.  The general allowance may be adjusted upward or downward accordingly so that the allowance for loan losses fairly represents the expected credit losses inherent in the loan portfolio as of the balance sheet date.

The general allowance for residential mortgage loans is based on an eight-quarter average percent of loss.  The general allowance for consumer loans is based on an eight-quarter average percent of loss with separate migration factors determined by major product line, such as indirect automobile loans and direct consumer loans.

The aggregate amount of general allowances determined by migration factors for all unimpaired loans totaled $259 million at December 31, 2010 and $238 million at December 31, 2009.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or identified by the migration models.  These factors include trends in the economy in our primary lending areas, conditions in certain industries where we have a concentration and overall growth in the loan portfolio.  Evaluation of nonspecific factors considers the effect of the duration of the business cycle on migration factors.  Nonspecific factors also consider current economic conditions and other relevant factors.  Nonspecific allowances totaled $27 million at December 31, 2010 and $18 million at December 31, 2009.

An allocation of the loan loss allowance by loan category follows in Table 31.

Table 31  Allowance for Loan Losses Allocation
(Dollars in thousands)
	December 31,
	2010		2009		2008		2007		2006
	Allowance2	% of Loans1	Allowance2	% of Loans1	Allowance2	% of Loans1	Allowance2	% of Loans1	Allowance2	% of Loans1
Loan category:
Commercial	$104,631	55.75%	$121,320	55.04%	$100,743	57.56%	$49,961	56.07%	$44,151	58.29%
Commercial real estate	98,709	21.40	104,208	22.09	75,555	20.98	40,807	22.89	30,838	22.97
Residential mortgage	50,281	17.18	27,863	15.90	14,017	13.61	6,156	13.38	4,663	11.80
Consumer	12,614	5.67	20,452	6.97	19,819	7.85	9,962	7.66	11,784	6.94
Nonspecific allowance	26,736	–	18,252	–	23,102	–	19,791	–	18,061	–
Total	$292,971	100.00%	$292,095	100.00%	$233,236	100.00%	$126,677	100.00%	$109,497	100.00%
1   Represents ratio of loan category balance to total loans, excluding residential mortgage loans held for sale.
2   Specific allocation for the loan concentration risks is included in the appropriate category.

Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower.  Because the borrowers are still performing in accordance with the original terms of the loan agreements, these loans were not included in nonperforming assets.  Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms.  These potential problem loans totaled $176 million at December 31, 2010.  The current composition of potential problem loans by primary industry included:  commercial real estate - $60 million; wholesale/retail - $45 million; services - $30 million and residential mortgage - $19 million.

Net Loans Charged Off

Loans are charged off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value.  Loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified.

Net loans charged off during 2010 totaled $104 million compared to $138 million in the previous year.   The ratio of net loans charged off to average outstanding loans was 0.96% for 2010 and 1.14% for 2009.  Net charge-offs for 2010 decreased $33 million compared to the previous year.  Gross loans charged off decreased $24 million and recoveries increased $8.9 million.

Net loans charged off by category and principal market area follow in Table 32.

Table 32  Net Loans Charged Off by Category and Principal Market Area
(Dollars in thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total
2010:
Commercial	$3,192	$7,062	$1,070	$1,393	$3,528	$2,081	$51	$18,377
Commercial real estate	20,328	3,673	9,180	3,605	795	19,202	–	56,783
Residential mortgage	13,842	1,746	164	150	2,231	1,016	6	19,155
Consumer	4,442	2,859	483	1,577	665	25	14	10,065
Net loans charged off	$41,804	$15,340	$10,897	$6,725	$7,219	$22,324	$71	$104,380

2009:
Commercial	$18,861	$8,851	$12,214	$79	$2,882	$3,416	$876	$47,179
Commercial real estate	2,435	5,155	11,884	369	2,805	34,191	13	56,852
Residential mortgage	7,857	4,005	610	190	1,112	1,969	–	15,743
Consumer	8,231	5,363	287	2,998	981	182	3	18,045
Net loans charged off	$37,384	$23,374	$24,995	$3,636	$7,780	$39,758	$892	$137,819

Net commercial loans charged off in 2010 decreased $29 million from the prior year and included $7.4 million of loans from the healthcare sector of the loan portfolio, $3.9 million from the service sector of the loan portfolio, $2.5 million of loans from the wholesale/retail sector of the loan portfolio and $2.0 million of loans from the energy sector of the loan portfolio.

Net commercial real estate loans charged off during 2010 were flat with the prior year.  Net charge-offs increased $18 million in the Oklahoma market, primarily offset by a $15 million decrease in the Arizona market.  Net commercial real estate loan charge-offs in 2010 included $19 million from the land and residential construction sector of the loan portfolio, primarily composed of $6.7 million in the Arizona market and $5.4 million in the Colorado market.  Net commercial real estate loans charged-off in 2010 also included a $17 million charge-off of a loan to a single issuer secured by an office building attributed to the Oklahoma market and $11 million charged off related to loans secured by retail properties primarily in the Arizona market.

Residential mortgage net charge-offs increased $3.4 million compared the prior year primarily related to loans attributed to Oklahoma market.  The timing of residential mortgage loan charge-offs varies based on foreclosure activity and delinquency status.  Consumer loan net charge-offs, which include indirect auto loan and deposit account overdraft losses, decreased $8.0 million compared to the previous year.  Net charge-offs of indirect auto loans totaled $4.5 million for 2010 and $9.7 million for 2009.

Nonperforming Assets

Table 33   Nonperforming Assets
                (Dollars in thousands)
	December 31,
	2010	2009	2008	2007	2006
Nonperforming loans
Nonaccrual loans:
Commercial	$38,455	$101,384	$134,846	$42,981	$10,737
Commercial real estate	150,366	204,924	137,279	25,319	4,771
Residential mortgage	37,426	29,989	27,387	15,272	10,325
Consumer	4,567	3,058	561	718	222
Total nonaccrual loans	230,814	339,355	300,073	84,290	26,055
Renegotiated loans2	22,261	15,906	13,039	10,394	9,802
Total nonperforming loans	253,075	355,261	313,112	94,684	35,857
Other nonperforming assets	141,394	129,034	29,179	9,475	8,486
Total nonperforming assets	$394,469	$484,295	$342,291	$104,159	$44,343
Nonaccrual loans by principal market:
Oklahoma	$60,805	$83,176	$108,367	$47,977	$17,683
Texas	33,157	66,892	42,934	4,983	6,096
New Mexico	19,283	26,693	16,016	11,118	871
Arkansas	7,914	13,820	3,263	1,635	267
Colorado3	49,416	60,082	32,415	9,222	1,138
Arizona	60,239	84,559	80,994	9,355	–
Kansas/Missouri	–	4,133	16,084	–	–
Total nonaccrual loans	$230,814	$339,355	$300,073	$84,290	$26,055
Nonaccrual loans by loan portfolio sector:
Commercial:
Energy	$465	$52922,692	$52949,364	$529529	$535
Services	19,262	30,926	36,873	25,468	5,759
Wholesale / retail	8,486	12,057	18,773	3,792	2,457
Manufacturing	2,116	15,765	7,343	9,915	101
Healthcare	3,534	13,103	12,118	2,301	1,600
Integrated food services	13	65	680	380	93
Other commercial and industrial	4,579	6,776	9,695	596	192
Total commercial	38,455	101,384	134,846	42,981	10,737
Commercial real estate:
Construction and land development	99,579	109,779	76,082	13,466	2,031
Retail	4,978	26,236	15,625	5,259	–
Office	19,654	25,861	7,637	1,013	732
Multifamily	6,725	26,540	24,950	3,998	320
Industrial	4,087	279	6,287	–	–
Other commercial real estate	15,343	16,229	6,698	1,583	1,688
Total commercial real estate	150,366	204,924	137,279	25,319	4,771
Residential mortgage:
Permanent mortgage	32,111	28,314	26,233	14,541	9,923
Home equity	5,315	1,675	1,154	731	402
Total residential mortgage	37,426	29,989	27,387	15,272	10,325
Consumer	4,567	3,058	561	718	222
Total nonaccrual loans	$230,814	$339,355	$300,073	$84,290	$26,055
Ratios:
Allowance for loan losses to nonperforming loans	115.76%	82.22%	74.49%	133.79%	305.37%
Nonperforming loans to period-end loans	2.38	3.15	2.43	0.79	0.34

Loans past due (90 days)1	$9,961	$10,308	$19,123	$5,575	$5,945
1Includes residential mortgages guaranteed by agencies of the U.S. Government.	$1,995	$1,400	$872	$1,017	$2,233
2Includes residential mortgage loans guaranteed by agencies of the U.S. government. These loans have been modified to extend payment terms and/or reduce interest rates.	$18,551	$12,799	$10,396	$7,550	$5,747
3Includes loans subject to First United Bank sellers escrow.	$–	$4,311	$13,181	$8,412	$–

Nonperforming assets decreased $90 million during 2010 to $394 million or 3.66% of outstanding loans and repossessed assets at December 31, 2010.  Nonaccruing loans totaled $231 million, renegotiated residential mortgage loans totaled $22 million (including $19 million of residential mortgage loans guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $141 million.  The Company generally retains nonperforming assets to maximize potential recovery.

Renegotiated loans represent troubled debt restructurings of residential mortgage loans.  Generally, we modify residential mortgage loans by reducing interest rates and extending the number of payments.  We do not forgive principal or unpaid interest.  At December 31, 2010, approximately $10 million of the renegotiated residential mortgage loans are currently performing in accordance with the modified terms, $4.8 million are 30 to 89 days past due and $7.2 million are past due 90 days or more.  Restructured residential mortgage loans guaranteed by agencies of the U.S. government in accordance with agency guidelines represent $19 million of our $22 million portfolio of renegotiated loans.  Interest continues to accrue on these guaranteed loans based on the modified terms of the loan.  Renegotiated loans may be transferred to loans held for sale after a period of satisfactory performance, generally at least nine months.  If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loans are placed on nonaccrual status and included in nonaccrual loans.

Commercial and commercial real estate loans are considered distressed when it becomes probable that we will not collect the full contractual principal and interest.  All distressed commercial and commercial real estate loans are placed on nonaccrual status.  We may modify loans to distressed borrowers generally consisting of extension of payment terms, not to exceed the final contractual maturity date of the original loan.  We do not forgive principal or accrued but unpaid interest, nor do we grant interest rate concessions.  We do not modify consumer loans to troubled borrowers.

A rollforward of nonperforming assets for the year ended December 31, 2010 follows in Table 34.

Table 34   Rollforward of Nonperforming Assets
                  (Dollars in thousands)
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Beginning balance	$339,355	$15,906	$129,034	$484,295
Additions	199,274	13,435	167	212,876
Transfers from premises and equipment	–	–	9,786	9,786
Payments	(102,422)	(50)	–	(102,472)
Charge-offs	(123,988)	–	–	(123,988)
Net writedowns and losses	–	-	(23,633)	(23,633)
Foreclosures	(63,059)	–	63,059	–
Proceeds from sales	–	(6,217)	(37,446)	(43,663)
Return to accrual	(22,596)	–	–	(22,596)
Transfer to nonaccrual	855	(855)	–	–
Other, net	3,395	42	427	3,864
Ending balance	$230,814	$22,261	$141,394	$394,469

This distribution of nonaccruing loans among our various markets follows in Table 35.

Table 35   Nonaccruing Loans by Principal Market
               (Dollars in thousands)
	December 31, 2010		December 31, 2009		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$60,805	1.24%	$83,176	1.61%	$(22,371)	(37	) bp
Texas	33,157	1.10	66,892	2.07	(33,735)	(97)
New Mexico	19,283	2.75	26,693	3.56	(7,410)	(81)
Arkansas	7,914	2.75	13,820	3.67	(5,906)	(92)
Colorado	49,416	6.49	60,082	6.91	(10,666)	(42)
Arizona	60,239	11.48	84,559	17.09	(24,320)	(561)
Kansas/Missouri	–	–	4,133	1.03	(4,133)	(103)
Total	$230,814	2.17%	$339,355	3.01%	$(108,541)	(84	) bp

Nonaccruing loans attributed to the Oklahoma market are primarily composed of $26 million of residential mortgage loans, $19 million of commercial real estate loans and $14 million of commercial loans.  Nonaccruing loans attributed to the Arizona, Colorado and Texas markets consisted primarily of commercial real estate loans.

Nonaccruing loans decreased $109 million from December 31, 2009 primarily due to a $34 million decrease in nonaccruing loans attributed to the Texas market, a $24 million decrease in nonaccruing loans attributed to the Arizona market and a $22 million decrease in nonaccruing loans attributed to the Oklahoma market.  Nonaccruing loans attributed to the Colorado, New Mexico, Arkansas and Kansas/Missouri markets also decreased during 2010.  During 2010, $199 million of new nonaccruing loans were identified, offset by $124 million of charge-offs, $102 million of payments received and $63 million of foreclosures and repossessions.  In addition, $23 million of nonaccruing loans were returned to accrual status during 2010 based on our expectation of full repayment.  The ratio of nonaccruing loans to period end loans was negatively impacted by a $637 million decrease in period end loan balances from December 31, 2009.

Commercial

Nonaccruing commercial loans totaled $38 million or 0.65% of total commercial loans at December 31, 2010 and $101 million or 1.63% of total commercial loans at December 31, 2009.  At December 31, 2010, nonaccruing commercial loans were primarily composed of $19 million or 1.22% of total services sector loans and $8.5 million or 0.84% of wholesale/retail sectors loans.  Nonaccruing commercial loans decreased $63 million during 2010 primarily due to a $22 million decrease in nonaccruing energy sector loans, a $14 million decrease in nonaccruing manufacturing sector loans, a $12 million decrease in service sector loans and a $10 million decrease in nonaccruing healthcare sector loans.

Newly identified nonaccruing commercial loans in 2010 totaled approximately $48 million primarily, offset by $56 million of payments, $28 million in charge-offs, $19 million of nonaccruing loans returning to accrual status and $8 million in foreclosures.  The distribution of nonaccruing commercial loans among our various markets was as follows in Table 36.

Table 36   Nonaccruing Commercial Loans by Principal Market
                (Dollars in thousands)
	December 31, 2010		December 31, 2009		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$13,978	0.54%	$36,990	1.40%	$(23,012)	(86	) bp
Texas	5,603	0.30	32,591	1.62	(26,988)	(132)
New Mexico	5,818	2.08	14,365	4.20	(8,547)	(212)
Arkansas	212	0.25	434	0.42	(222)	(17)
Colorado	6,702	1.42	8,132	1.49	(1,430)	(7)
Arizona	6,142	2.66	8,804	4.42	(2,662)	(176)
Kansas/Missouri	–	–	68	0.02	(68)	(2)
Total	$38,455	0.65%	$101,384	1.63%	$(62,929)	(98	) bp

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $150 million or 6.60% of outstanding commercial real estate loans at December 31, 2010 compared to $205 million or 8.23% of outstanding commercial real estate loans at December 31, 2009.  Nonaccruing commercial real estate loans are largely concentrated in land development and residential construction loans.  Nonaccruing commercial real estate loans decreased approximately $55 million during 2010 primarily composed of a $21 million decrease in nonaccruing loans secured by retail properties, a $20 million decrease in loans secured by multifamily residential properties and a $10 million decrease in nonaccruing construction and land development loans.  Newly identified nonaccruing commercial real estate loans totaled $100 million, offset by $60 million of charge-offs, $45 million of foreclosures and $44 million of cash payments received.  Nonaccruing commercial real estate loans attributed to our geographic markets follows in Table 37.

Table 37   Nonaccruing Commercial Real Estate Loans by Principal Market
                 (Dollars in thousands)
	December 31, 2010		December 31, 2009		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$19,005	2.62%	$30,524	3.72%	$(11,519)	(110	) bp
Texas	21,228	3.09	24,163	3.29	(2,935)	(20)
New Mexico	11,494	3.65	10,101	3.31	1,393	34
Arkansas	6,346	5.42	11,727	8.85	(5,381)	(343)
Colorado	41,066	20.83	51,661	21.53	(10,595)	(70)
Arizona	51,227	25.48	73,106	32.17	(21,879)	(669)
Kansas/Missouri	–	–	3,641	11.82	(3,641)	(1,182)
Total	$150,366	6.60%	$204,923	8.23%	$(54,557)	(163	) bp

Nonaccruing commercial real estate loans are primarily concentrated in the Arizona and Colorado markets.   Approximately $51 million or 34% of nonaccruing commercial real estate loans are in Arizona and consist primarily of nonaccruing residential construction and land development loans.  Nonaccruing commercial real estate loans in the Colorado market were $41 million or 27% of total nonaccruing commercial real estate loans, composed primarily nonaccruing residential construction and land development loans.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans increased $7.4 million over the prior year primarily as a result loans purchased from serviced pools.  As discussed previously, most of these loans are fully guaranteed by government agencies.  Nonaccruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $32 million or 2.52% of outstanding permanent residential mortgage loans at December 31, 2010 and home equity loans which totaled $5.3 million or 0.96% of total home equity loans at December 31, 2010.

In addition to nonaccruing residential mortgage and consumer loans, payments of residential mortgage loans and consumer loans may be delinquent.  The composition of residential mortgage and consumer loans that are past due but still accruing interest is included in the following Table 38.  During 2010, residential mortgage loans less than 90 days past due decreased $2.2 million and residential mortgage loans past due 90 days or more increased $439 thousand.   Consumer loans past due 30 to 89 days decreased $12 million primarily due to a decrease in indirect automobile loans.  Consumer loans past due 90 days or more decreased $3.5 million, primarily due to a $3.0 million decrease in other consumer loans.

Table 38   Residential Mortgage and Consumers Loans Past Due
                (Dollars in thousands)
	December 31, 2010		December 31, 2009
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days

Permanent mortgage	$1,995	$21,719	$1,532	$23,489
Home equity	–	1,605	24	2,049
Total residential mortgage	$1,995	$23,324	$1,556	$25,538

Consumer:
Indirect automobile	$67	$11,382	$537	$23,191
Other consumer	295	927	3,297	1,612
Total consumer	$362	$12,309	$3,834	$24,803

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans.  The assets are carried at the lower of cost, which is determined by fair value at date of foreclosure less estimated disposal costs, or current fair value less estimated disposal costs.  The fair value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice.  Appraisals are ordered at foreclosure and are updated on no less than an annual basis.  For certain property types, such as residential building lots, or in certain distressed markets, we may request updated appraisals more frequently.  Appraised values are on an “as is” basis and are not adjusted.  For uncompleted properties, we may also obtain appraised value for properties on an “as completed” basis to use in determination of whether to develop properties to completion and costs may be capitalized not to exceed the estimated “as completed” fair value as determined by the independent real estate appraisal.  Mineral rights are generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other assets is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.

The carrying value of real estate and other repossessed assets is evaluated by management on a quarterly basis, including our consideration of marketing activity of our properties and sales of competing properties.

Real estate and other repossessed assets totaled $141 million at December 31, 2010, a $12 million increase over December 31, 2009.  Undeveloped land increased $14 million over the prior year, primarily in the Texas and Kansas/Missouri markets.  Developed commercial real estate properties increased $5.7 million over the prior year primarily in the Arizona and Oklahoma markets.  1-4 family residential properties and residential land development properties decreased $4.4 million compared to the prior year primarily due to an $11 million decrease in properties attributed to the Arizona market, partially offset by a $4.3 million increase in properties attributed to the Texas market and a $1.3 million increase in properties attributed to the Oklahoma market.  In addition, equipment attributed to the Kansas/Missouri market decreased $2.9 million from the prior year.  The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 39 following.

Additions to other real estate owned during 2010 included $10 million of developed commercial real estate and undeveloped land previously held for branch expansion in the Texas, Colorado and Oklahoma markets.  These properties were written down by $2.9 million during 2010.

Table 39   Real Estate and Other Repossessed Assets by Principal Market
                 (Dollars in thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties and residential land development properties	$6,316	$21,875	$3,631	$5,034	$969	$19,475	$772	$685	$58,757
Developed commercial real estate properties	5,925	3,413	3,879	1,723	7,143	19,866	–	–	41,949
Equity interest in partial satisfaction of debts	11,723	–	–	–	–	–	–	–	11,723
Undeveloped land	297	7,789	3,076	72	282	6,222	4,802	–	22,540
Oil and gas properties	–	3,020	–	–	–	–	–	–	3,020
Construction equipment	–	–	–	–	–	–	1,898	–	1,898
Vehicles	731	143	–	463	–	–	–	–	1,337
Other	–	–	170	–	–	–	–	–	170
Total real estate and other repossessed assets	$24,992	$36,240	$10,756	$7,292	$8,394	$45,563	$7,472	$685	$141,394

Undeveloped land is primarily zoned for commercial development.  Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.  Shares of the entity in which we hold an equity interest have recently been listed for trading at a price that exceeds our carrying value per share.

Liquidity and Capital

Subsidiary Banks

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary banks.  Based on the average balances for 2010, approximately 68% of our funding is provided by average deposit accounts, 16% from average borrowed funds, 2% from average long-term subordinated debt and 10% from average equity.  Our funding sources, which primarily include deposits, borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

For 2010, average deposits totaled $16.3 billion and represent 68% of total average liabilities and capital compared with $15.2 billion which represented 66% of total average liabilities and capital for 2009.  Average interest-bearing transaction deposit accounts continued to grow in 2010, up $1.5 billion or 21% over 2009.  Growth in our average interest-bearing transaction deposit accounts included $585 million of commercial deposits, $536 million of wealth management deposits and $339 million of consumer banking deposits.  Average demand deposits also increased, up $510 million or 16% over last year, including an increase of $355 million in commercial deposits, $83 million in consumer deposits and $56 million in wealth management deposits.  Average time deposits decreased $970 million or 21% compared to 2009.

Table 40   Maturity of Domestic CDs and Public
  Funds in Amounts of $100,000 or More
  (In thousands)

	December 31,
	2010	2009
Months to maturity:
3 or less	$280,284	$537,757
Over 3 through 6	208,033	399,580
Over 6 through 12	582,032	648,416
Over 12	1,106,161	525,127
Total	$2,176,510	$2,110,880

Brokered deposits, which are included in time deposits, averaged $201 million for 2010, down from $533 million for 2009.  Brokered deposits totaled $210 million at December 31, 2010 and $169 million at December 31, 2009.

The distribution of deposit accounts among our principal markets is shown in Table 41.

Table 41   Deposits by Principal Market Area
                (In thousands)
	December 31,
	2010	2009	2008	2007	2006
Oklahoma:
Demand	$2,271,375	$2,068,908	$1,683,374	$1,394,861	$1,298,593
Interest-bearing:
Transaction	6,061,626	5,134,902	4,117,729	3,477,208	3,072,830
Savings	106,411	93,006	86,476	80,467	83,017
Time	1,373,307	1,397,240	3,104,933	2,426,822	2,595,890
Total interest-bearing	7,541,344	6,625,148	7,309,138	5,984,497	5,751,737
Total Oklahoma	$9,812,719	$8,694,056	$8,992,512	$7,379,358	$7,050,330
Texas:
Demand	$1,389,876	$1,108,401	$1,067,456	$1,035,134	$848,152
Interest-bearing:
Transaction	1,791,810	1,748,319	1,460,576	1,753,843	1,480,138
Savings	36,429	35,129	32,071	34,618	24,074
Time	966,116	1,100,602	857,416	800,460	829,255
Total interest-bearing	2,794,355	2,884,050	2,350,063	2,588,921	2,333,467
Total Texas	$4,184,231	$3,992,451	$3,417,519	$3,624,055	$3,181,619
New Mexico:
Demand	$270,916	$209,090	$155,345	$151,231	$175,980
Interest-bearing:
Transaction	530,244	444,247	397,382	432,919	380,450
Savings	28,342	17,563	16,289	15,146	16,417
Time	450,177	510,202	522,894	486,868	490,460
Total interest-bearing	1,008,763	972,012	936,565	934,933	887,327
Total New Mexico	$1,279,679	$1,181,102	$1,091,910	$1,086,164	$1,063,307
Arkansas:
Demand	$15,310	$21,526	$16,293	$13,247	$15,604
Interest-bearing:
Transaction	129,580	50,879	38,566	19,027	14,890
Savings	1,266	1,346	1,083	883	1,010
Time	100,998	101,839	75,579	40,692	57,446
Total interest-bearing	231,844	154,064	115,228	60,602	73,346
Total Arkansas	$247,154	$175,590	$131,521	$73,849	$88,950
Colorado:
Demand	$157,742	$146,929	$116,637	$117,939	$80,559
Interest-bearing:
Transaction	522,207	448,846	480,113	446,427	296,451
Savings	20,310	17,802	17,660	23,806	12,632
Time	502,889	525,844	532,475	539,523	485,200
Total interest-bearing	1,045,406	992,492	1,030,248	1,009,756	794,283
Total Colorado	$1,203,148	$1,139,421	$1,146,885	$1,127,695	$874,842
Arizona:
Demand	$74,887	$68,651	$39,424	$46,701	$51,542
Interest-bearing:
Transaction	95,890	81,909	56,985	65,788	61,539
Savings	809	958	1,014	1,435	1,978
Time	52,227	60,768	34,290	11,603	6,574
Total interest-bearing	148,926	143,635	92,289	78,826	70,091
Total Arizona	$223,813	$212,286	$131,713	$125,527	$121,633
Kansas/Missouri:
Demand	$40,658	$30,339	$3,850	$9,656	$57
Interest-bearing:
Transaction	124,005	21,337	10,999	8,304	244
Savings	200	148	42	13	2
Time	63,454	71,498	55,656	24,670	5,721
Total interest-bearing	187,659	92,983	66,697	32,987	5,967
Total Kansas/Missouri	$228,317	$123,322	$70,547	$42,643	$6,024
Total BOK Financial deposits	$17,179,061	$15,518,228	$14,982,607	$13,459,291	$12,386,705

Information relating to other borrowings for the year ended December 31, 2010 is summarized in Table 42 (dollars in thousands):

Table 42   Borrowed Funds
                 (In thousands)
				Maximum
	As of	Annual		Outstanding
	December 31,	Average		At Any
	2010	Balance	Rate	Month End

Parent Company:
Trust preferred debt	$7,217	$7,217	6.42%	$7,217
Subsidiary Banks:
Funds purchased	1,025,018	1,185,742	0.11	1,465,983
Repurchase agreements	1,258,762	1,130,082	0.59	1,258,762
Federal Home Loan Bank advances	801,797	1,446,482	0.14	2,277,977
Federal Reserve advances	–	60,961	–	400,000
Subordinated debentures	398,701	398,619	5.78	398,701
Other	24,564	22,365	0.46	25,326
Total subsidiary banks	3,508,842	4,244,250	0.95
Total other borrowings	$3,516,059	$4,251,467	0.98

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings.  Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions.  Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country.  The largest single source of Federal funds purchased totaled $209 million at December 31, 2010.  Securities repurchase agreements are recorded as secured borrowings that generally mature within 90 days and are secured by certain available for sale securities.  All of our repurchase agreement transactions are recognized as secured borrowings.  Federal Home Loan Bank borrowings generally mature within one year and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and U.S. Agency issued mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans).  Amounts borrowed from the Federal Home Loan Banks of Topeka and Dallas averaged $1.4 billion.  During 2009, the outstanding balance of federal funds purchased averaged $1.5 billion and securities repurchase agreements averaged $817 million.  Amount borrowed from the Federal home Loan Banks of Topeka and Dallas averaged $1.2 billion in 2009.

At December 31, 2010, the estimated unused credit available to the subsidiary banks from collateralized sources was approximately $7.3 billion.

Parent Company and Other Non-Bank Subsidiaries

The primary source of liquidity for BOK Financial is dividends from the Banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years.  Dividends are further restricted by minimum capital requirements.  During the fourth quarter of 2010 and in anticipation of combining the charters of our subsidiary banks into one entity, the Banks paid a $175 million dividend to BOK Financial Corporation.  Based on the most restrictive limitations as well as management’s internal capital policy, at December 31, 2010, BOKF, NA could declare up to $82 million of dividends without regulatory approval.  Future losses or increases in required regulatory capital could affect BOKF, NA ability to pay dividends to the parent company.

The Company has an unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder.  The committed amount under the terms of the credit agreement is $100 million and matures on December 2, 2012.  Interest on outstanding balances due to Mr. Kaiser is based on one-month LIBOR plus 250 basis points and is payable quarterly.  Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 50 basis points.  The credit agreement has no restrictive covenants.  No amounts were outstanding under this credit agreement as of December 31, 2010 or 2009.

Our equity capital at December 3, 2010 was $2.5 billion, up from $2.2 billion at December 31, 2009.   Net income less cash dividend paid increased equity $180 million.  An increase in the fair value of available for sale securities was primarily responsible for a $119 million increase in accumulated other comprehensive income in 2010.  Capital is managed to maximize long-term value to the shareholders.  Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements.  Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

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

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program.  The maximum of two million common shares may be repurchased.  The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors.  Repurchases may be made over time in open market or privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time without prior notice.  Since this program began, 784,073 shares have been repurchased by the Company for $39 million.  No shares were repurchased by the Company during 2010 and 2009.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.  All of the Company’s banking subsidiaries exceeded the regulatory definitions of well capitalized.  The capital ratios for BOK Financial on a consolidated basis and the Banks are presented in Note 15 to the Consolidated Financial Statements.  At December 31, 2010 the pro forma combined Tier 1, Total and Leverage capital ratios for BOKF, NA were 10.72%, 14.23% and 7.38%, respectively.

Capital resources of financial institutions are also regularly measured by the tangible common shareholders’ equity ratio.  Tangible common shareholders’ equity is shareholders’ equity as defined by GAAP less intangible assets and equity which does not benefit common shareholders.  Equity that does not benefit common shareholders includes preferred equity and equity provided by the U.S. Treasury’s TARP program.  Tier 1 common equity is tier 1 equity as defined by banking regulations, adjusted for other comprehensive income (loss) and equity which does not benefit common shareholders.  These non-GAAP measures are valuable indicators of a financial institution’s capital strength since it eliminates intangible assets from shareholders’ equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income (loss) in shareholders’ equity.  At December 31, 2010, BOK Financial’s tangible common shareholders’ equity ratio was 9.21% and tier 1 common equity ratio was 12.55%.  At December 31, 2009, BOK Financial’s tangible common shareholders’ equity ratio was 7.99% and tier 1 common equity ratio was 10.75%.

Table 43 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 43   Non-GAAP Measures
                 (In thousands)
	December 31,
	2010	2009

Tangible common equity ratio:
Total shareholders' equity	$2,521,726	$2,205,813
Less: Goodwill and intangible assets, net	349,404	354,239
Tangible common equity	2,172,322	1,851,574
Total assets	23,941,603	23,516,831
Less: Goodwill and intangible assets, net	349,404	354,239
Tangible assets	$23,592,199	$23,162,592
Tangible common equity ratio	9.21%	7.99%

Tier 1 common equity ratio:
Tier 1 capital	$2,076,525	$1,876,778
Less: Non-controlling interest	22,152	19,561
Tier 1 common equity	2,054,373	1,857,217
Risk weighted assets	16,368,976	17,275,808
Tier 1 common equity ratio	12.55%	10.75%

Off-Balance Sheet Arrangements

Bank of Oklahoma guarantees rents that originally totaled $28.7 million through September, 2017 to the City of Tulsa (“City”) as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building.  All rent payments are current.  Remaining guaranteed rents totaled $20 million at December 31, 2010.  Current leases expire or are subject to lessee termination options at various dates in 2012 through 2014.  Our obligation under this agreement would be affected by lessee decisions to exercise these options.

In return for this guarantee, Bank of Oklahoma will receive 80% of net cash flow as defined in an agreement with the City through September, 2017 from rental of space that was vacant at inception of the agreement.  Approximately 42 thousand square feet of this additional space has been rented to outside parties since the date of the agreement.  The maximum amount that Bank of Oklahoma may receive under this agreement is $4.5 million.

Aggregate Contractual Obligations

BOK Financial has numerous contractual obligations in the normal course of business.  These obligations included time deposits and other borrowed funds, premises used under various operating leases, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations.  Table 44 following summarizes payments due per these contractual obligations at December 31, 2010.

Table 44   Contractual Obligations as of December 31, 2010
                (In thousands)
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Time deposits	$1,203,291	$853,214	$345,266	$660,517	$3,062,288
Other borrowings	159,961	1,603	1,050	6,375	168,989
Subordinated debentures	21,875	43,750	189,375	270,365	525,365
Operating lease obligations	14,905	26,162	22,043	85,986	149,096
Derivative contracts	202,141	59,976	18,164	4,126	284,407
Data processing contracts	17,128	29,157	8,215	5,053	59,553
Total	$1,619,301	$1,013,862	$584,113	$1,032,422	$4,249,698

Loan commitments	$5,193,545
Standby letters of credit	534,565
Mortgage loans sold with recourse	289,021
Alternative investment commitments	18,642
Unfunded third-party private equity commitments	13,936
Deferred compensation and stock-based compensation obligations	31,868

Payments on time deposits and other borrowed funds include interest which has been calculated from rates at December 31, 2010.  Many of these obligations have variable interest rates and actual payments will differ from the amounts shown on this table.  Obligations under derivative contracts used for interest rate risk management purposes are included with projected payments from time deposits and other borrowed funds as appropriate.

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

Loan commitments represent legally binding obligations to provide financing to our customers.  Some of these commitments are expected to expire before being drawn upon and the total commitment amounts do not necessarily represent future cash requirements.  Approximately $1.0 billion of the loan commitments expire within one year.

Obligations under derivative contracts are used in customer hedging programs.  As previously discussed, we have entered into derivative contracts which are expected to substantially offset the cash payments due on these obligations.  Amounts shown in the table exclude $69 million of cash margin which secures our obligations under these contracts.

The Company has funded $39 million and has commitments to fund an additional $19 million for various alternative investments.  Alternative investments generally consist of limited partnership interests in or loans to entities that invest in distressed assets, energy development, venture capital and other activities.  The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments.  Legally binding commitments to fund alternative investments are recognized as liabilities in the consolidated financial statements.

An indirect wholly-owned subsidiary of the Company is general partner of two private equity funds and has contingent obligations to make additional investments totaling $14 million as of December 31, 2010.  These commitments, which are included in unfunded third-party private equity commitments, generally reflect customer investment obligations.  We do not recognize contingent commitments to fund investments that are primarily customer obligations as liabilities in the consolidated financial statements.

The Company has compensation and employment agreements with our President and Chief Executive Officer.  Collectively, these agreements provide, among other things, that all unvested stock-based compensation shall fully vest upon his termination, subject to certain conditions.  These agreements provide for settlement in cash or other assets.  We currently have recognized a $24 million liability for these plans.  This liability would increase to $25 million if all awards were fully vested.  We also have obligations with respect to employee and executive benefit plans.  See Notes 11 and 12 to the Consolidated Financial Statements for additional information about our employee benefit plans.

Recently Issued Accounting Standards

See Note 1 of the consolidated financial statements for disclosure of newly adopted and pending accounting standards.

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about BOK Financial, the financial services industry and the economy in general.  Words such as “anticipates,” “believes,” ”estimates,” “expects,” “forecasts,” “plans,” “projects,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Management judgments relating to and discussion of the provision and allowances for loan losses and off-balance sheet credit losses, allowance for uncertain tax positions and accruals for loss contingencies involve judgments as to expected events and are inherently forward-looking statements.  Assessments that BOK Financial’s acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others that BOK Financial has not independently verified.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what is expressed, implied, or forecasted in such forward-looking statements.  Internal and external factors that might cause such a difference include, but are not limited to:  (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances and (8) trends in customer behavior as well as their ability to repay loans.  BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Legal Notice

As used in this report, the term “BOK Financial” and such terms as “the Company,” “the Corporation,” “our,” “we” and “us” may refer to one or more of the consolidated subsidiaries or all of them taken as a whole.  All these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.

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

The Company’s primary interest rate exposures include the Federal Funds rate, which affects short-term borrowings,  the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing.  Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights.  Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation.  The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior.  The impact of planned growth and new business activities is factored into the simulation model.  The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 45 due to the extreme volatility over such a large rate range.  The effects of interest rate changes on the value of mortgage servicing rights and securities and derivative contracts identified as economic hedges are presented in Note 7 to the consolidated financial statements.

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

Table 45  Interest Rate Sensitivity
(Dollars in thousands)
	200 bp Increase		50 bp Decrease
	2010	2009	2010	2009
Anticipated impact over the next 12
months on net interest revenue	$8,235	$(4,933)	$(9,759)	$(8,032)
	1.2%	(0.3)%	(1.4)%	(1.2)%

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

Management uses a Value at Risk (“VAR”) methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes.   It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.4 million. At December 31, 2010, the VAR was $1.8 million. The greatest value at risk during 2010 was $9.1 million. The value at risk guideline was exceeded with appropriate approvals by management to take advantage of wide yields available on certain securities during the year.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an assessment of internal control over financial reporting as of December 31, 2010.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  In establishing internal control over financial reporting, management assesses risk and designs controls to prevent or detect financial reporting misstatements that may be consequential to a reader.  Management also assesses the impact of any internal control deficiencies and oversees efforts to improve internal control over financial reporting.  Because of inherent limitations, it is possible that internal controls may not prevent or detect misstatements, and it is possible that internal controls may vary over time based on changing conditions.  There have been no material changes in internal controls subsequent to December 31, 2010.

The Risk Oversight and Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, Ernst & Young LLP, regarding management’s assessment of internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended.  Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  Their report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included in this annual report.

Report of Independent Registered Public Accounting Firm

Report on Consolidated Financial Statements

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited the accompanying consolidated balance sheets of BOK Financial Corporation as of December 31, 2010 and 2009, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BOK Financial Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, BOK Financial Corporation changed its method of accounting for non-controlling interests and changed its method of recognition and presentation of other-than-temporary impairments as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BOK Financial Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2011

Report of Independent Registered Public Accounting Firm

Report on Effectiveness of Internal Control over Financial Reporting

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited BOK Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BOK Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BOK Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of BOK Financial Corporation and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2011

Consolidated Statements of Earnings
(In thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Interest revenue
Loans	$522,559	$562,367	$726,405
Residential mortgage loans held for sale	9,261	10,102	5,805
Taxable securities	308,215	328,997	313,360
Tax-exempt securities	8,848	10,143	10,651
Total securities	317,063	339,140	324,011
Trading securities	2,172	2,883	3,847
Funds sold and resell agreements	27	77	1,577
Total interest revenue	851,082	914,569	1,061,645
Interest expense
Deposits	106,265	164,362	288,924
Borrowed funds	13,334	17,545	103,597
Subordinated debentures	22,431	22,298	22,262
Total interest expense	142,030	204,205	414,783
Net interest revenue	709,052	710,364	646,862
Provision for credit losses	105,139	195,900	202,593
Net interest revenue after provision for credit losses	603,913	514,464	444,269
Other operating revenue
Brokerage and trading revenue	101,471	91,677	42,804
Transaction card revenue	112,302	105,517	100,153
Trust fees and commissions	68,976	66,177	78,979
Deposit service charges and fees	103,611	115,791	117,528
Mortgage banking revenue	87,600	64,980	30,599
Bank-owned life insurance	12,066	10,239	10,681
Other revenue	30,368	26,131	34,450
Total fees and commissions	516,394	480,512	415,194
Gain (loss) on other assets, net	(1,161)	4,134	(9,406)
Gain (loss) on derivatives, net	4,271	(3,365)	1,299
Gain on securities, net	29,213	46,122	26,943
Total other-than-temporary impairment losses	(29,960)	(129,154)	(5,306)
Portion of loss recognized in other comprehensive income	(2,151)	(94,741)	–
Net impairment losses recognized in earnings	(27,809)	(34,413)	(5,306)
Total other operating revenue	520,908	492,990	428,724
Other operating expense
Personnel	401,864	380,517	352,947
Business promotion	17,726	19,582	23,536
Professional fees and services	30,217	30,243	27,045
Net occupancy and equipment	63,969	65,715	60,632
Insurance	24,320	24,040	11,988
FDIC special assessment	–	11,773	–
Data processing and communications	87,752	81,292	78,047
Printing, postage and supplies	13,665	15,960	16,433
Net losses and operating expenses of repossessed assets	34,483	11,400	1,019
Amortization of intangible assets	5,336	6,970	7,661
Mortgage banking costs	40,739	36,304	22,513
Change in fair value of mortgage servicing rights	(3,661)	(12,124)	34,515
Visa retrospective responsibility obligation	–	–	(2,767)
Other expense	36,760	25,061	28,835
Total other operating expense	753,170	696,733	662,404
Income before taxes	371,651	310,721	210,589
Federal and state income tax	123,357	106,705	64,909
Net income before non-controlling interest	248,294	204,016	145,680
Net income (loss) attributable to non-controlling interest	1,540	3,438	(7,552)
Net income attributable to BOK Financial Corp.	$246,754	$200,578	$153,232
Earnings per share:
Basic	$3.63	$2.96	$2.27
Diluted	$3.61	$2.96	$2.27
Average shares used in computation:
Basic	67,627,735	67,375,387	67,302,990
Diluted	67,831,734	67,487,944	67,461,361
Dividends declared per share	$0.99	$0.945	$0.875

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2010	2009

Assets
Cash and due from banks	$1,247,946	$875,250
Funds sold and resell agreements	21,458	45,966
Trading securities	55,467	65,354
Securities:
Available for sale	9,171,908	8,726,135
Available for sale securities pledged to creditors	139,344	145,888
Investment (fair value: 2010 – $346,105; 2009 – $246,704)	339,553	240,405
Mortgage trading securities	428,021	285,950
Total securities	10,078,826	9,398,378
Residential mortgage loans held for sale	263,413	217,826
Loans	10,643,036	11,279,698
Less allowance for loan losses	(292,971)	(292,095)
Loans, net of allowance	10,350,065	10,987,603
Premises and equipment, net	265,465	280,260
Accrued revenue receivable	148,940	108,822
Goodwill	335,601	335,601
Intangible assets, net	13,803	18,638
Mortgage servicing rights	115,723	73,824
Real estate and other repossessed assets	141,394	129,034
Bankers’ acceptances	1,222	3,869
Derivative contracts	270,445	343,782
Cash surrender value of bank-owned life insurance	255,442	247,357
Receivable on unsettled securities trades	135,059	–
Other assets	241,334	385,267
Total assets	$23,941,603	$23,516,831

Liabilities and shareholders’ equity
Noninterest-bearing demand deposits	$4,220,764	$3,653,844
Interest-bearing deposits:
Transaction	9,255,362	7,930,439
Savings	193,767	165,952
Time (includes deposits carried at fair value: 2010 – $27,414; 2009 – $98,031)	3,509,168	3,767,993
Total deposits	17,179,061	15,518,228
Funds purchased and repurchase agreements	2,283,780	2,471,743
Other borrowings	833,578	2,133,357
Subordinated debentures	398,701	398,539
Accrued interest, taxes and expense	134,107	111,880
Bankers’ acceptances	1,222	3,869
Due on unsettled securities trades	160,425	212,335
Derivative contracts	215,420	308,360
Other liabilities	191,431	133,146
Total liabilities	21,397,725	21,291,457
Shareholders’ equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2010 – 70,815,563; 2009 – 70,312,086)	4	4
Capital surplus	782,805	758,723
Retained earnings	1,743,880	1,563,683
Treasury stock (shares at cost: 2010 – 2,607,874; 2009 – 2,509,279)	(112,802)	(105,857)
Accumulated other comprehensive income (loss)	107,839	(10,740)
Total shareholders’ equity	2,521,726	2,205,813
Non-controlling interest	22,152	19,561
Total equity	2,543,878	2,225,374
Total liabilities and equity	$23,941,603	$23,516,831

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31, 2010
	2010	2009	2008
Cash Flows From Operating Activities:
Net income before non-controlling interest	$248,294	$204,016	$145,680
Adjustments to reconcile net income before non-controlling interest to cash provided by operating activities:
Provision for credit losses	105,139	195,900	202,593
Change in fair value of mortgage servicing rights	(3,661)	(12,124)	34,515
Unrealized (gains) losses from derivatives	(18,882)	23,000	35,408
Depreciation and amortization	58,987	87,771	51,282
Change in bank-owned life insurance	(12,066)	(10,351)	(7,466)
Tax expense (benefit) on exercise of stock options	(425)	276	(895)
Stock-based compensation	8,160	5,862	4,798
Net (accretion) amortization of securities discounts and premiums	105,680	35,636	(18,106)
Net realized losses (gains) on financial instruments and other assets	1,420	(46,318)	(30,981)
Mortgage loans originated for resale	(2,256,943)	(2,676,868)	(1,201,613)
Proceeds from sale of mortgage loans held for resale	2,246,228	2,619,399	1,170,722
Capitalized mortgage servicing rights	(27,603)	(39,869)	(19,220)
Change in trading securities, including mortgage trading securities	(139,319)	102,121	(297,292)
Change in accrued revenue receivable	(40,118)	(12,149)	41,570
Change in other assets	9,023	(166,375)	(82,948)
Change in accrued interest, taxes and expense	22,227	(21,340)	28,411
Change in other liabilities	59,037	(7,571)	25,607
Net cash provided by operating activities	365,178	281,016	82,065
Cash Flows From Investing Activities:
Proceeds from sales of available for sale securities	2,013,620	3,242,282	3,499,128
Proceeds from maturities of investment securities	111,976	91,562	69,931
Proceeds from maturities of available for sale securities	3,185,131	1,600,165	1,091,054
Purchases of investment securities	(211,312)	(89,816)	(65,506)
Purchases of available for sale securities	(5,565,931)	(6,966,218)	(5,576,035)
Change in amount receivable on unsettled security transactions	(135,059)	–	–
Loans originated or acquired net of principal collected	469,223	1,328,731	(1,043,001)
Net payments or proceeds on derivative asset contracts	201,289	497,034	63,109
Net change in other investment assets	–	–	33
Proceeds from disposition of assets	38,640	26,640	39,522
Purchase of mortgage servicing rights	(31,321)	–	–
Purchases of other assets	(33,595)	(81,142)	(85,943)
Net cash provided by (used in) investing activities	42,661	(350,762)	(2,007,708)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	1,919,658	1,950,871	670,712
Net change in time deposits	(257,586)	(1,407,380)	842,408
Net change in other borrowings, banks	(1,487,742)	112,797	294,758
Change in amount due on unsettled security transactions	(51,910)	451,809	(219,510)
Issuance of common and treasury stock, net	8,552	5,198	7,743
Issuance of other borrowings, holding companies	–	–	50,000
Pay down of other borrowings, holding companies	–	(55,150)	(50,000)
Net change in derivative margin accounts	70,340	(162,138)	244,413
Net payments or proceeds on derivative liability contracts	(194,831)	(535,759)	(44,064)
Tax benefit on exercise of stock options	425	(276)	895
Repurchase of common stock	–	–	(7,992)
Dividends paid	(66,557)	(63,952)	(59,191)
Net cash provided by (used in) financing activities	(59,651)	296,020	1,730,172
Net increase (decrease) in cash and cash equivalents	348,188	226,274	(195,471)
Cash and cash equivalents at beginning of period	921,216	694,942	890,413
Cash and cash equivalents at end of period	$1,269,404	$921,216	$694,942
Cash paid for interest	$144,095	$230,841	$411,860
Cash paid for taxes	133,551	124,547	114,120
Net loans and bank premises transferred to repossessed real estate	72,845	132,758	30,972

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Non-controlling Interest
(In thousands)

Accumulated
Other
	Common Stock		Comprehensive
	Shares	Amount	Income (Loss)
December 31, 2007	69,465	4	$(31,234)
Effect of implementing FAS 159, net of tax	–	–	–
Comprehensive income (loss):
Net income attributed to BOK Financial Corp.	–	–	–
Net loss attributable to non-controlling interest	–	–	–
Other comprehensive loss, net of tax	–	–	(191,652)
Comprehensive loss
Treasury stock purchase	–	–	–
Exercise of stock options	420	–	–
Tax benefit on exercise of stock options	–	–	–
Stock-based compensation	–	–	–
Cash dividends on common stock	–	–	–
Capital calls, net	–	–	–
December 31, 2008	69,885	4	(222,886)
Comprehensive income:
Net income attributed to BOK Financial Corp.	–	–	–
Net income attributable to non-controlling interest	–	–	–
Other comprehensive income, net of tax	–	–	212,146
Comprehensive income
Exercise of stock options	427	–	–
Tax benefit on exercise of stock options	–	–	–
Stock-based compensation	–	–	–
Cash dividends on common stock	–	–	–
Capital calls, net	–	–	–
December 31, 2009	70,312	$4	$(10,740)
Comprehensive income:
Net income attributed to BOK Financial Corp.	–	–	–
Net income attributable to non-controlling interest	–	–	–
Other comprehensive income, net of tax	–	–	118,579
Comprehensive income
Exercise of stock options	504	–	–
Tax benefit on exercise of stock options	–	–	–
Stock-based compensation	–	–	–
Cash dividends on common stock	–	–	–
Capital calls, net	–	–	–
December 31, 2010	70,816	$4	$107,839

See accompanying notes to consolidated financial statements.

				Total	Non-
Capital	Retained	Treasury Stock		Shareholders’	Controlling	Total
Surplus	Earnings	Shares	Amount	Equity	Interest	Equity
$722,088	$1,332,954	2,159	$(88,428)	$1,935,384	$18,849	$1,954,233
–	62	–	–	62	–	62

–	153,232	–	–	153,232	–	153,232
–	–	–	–	–	(7,552)	(7,552)
–	–	–	–	(191,652)	–	(191,652)
				(38,420)	(7,552)	(45,972)
–	–	166	(7,992)	(7,992)	–	(7,992)
12,652	–	87	(4,909)	7,743	–	7,743
895	–	–	–	895	–	895
7,776	–	–	–	7,776	–	7,776
–	(59,191)	–	–	(59,191)	–	(59,191)
–	–	–	–	–	2,558	2,558
743,411	1,427,057	2,412	(101,329)	1,846,257	13,855	1,860,112

–	200,578	–	–	200,578	–	200,578
–	–	–	–	–	3,438	3,438
–	–	–	–	212,146	–	212,146
				412,724	3,438	416,162
9,726	–	97	(4,528)	5,198	–	5,198
(276)	–	–	–	(276)	–	(276)
5,862	–	–	–	5,862	–	5,862
–	(63,952)	–	–	(63,952)	–	(63,952)
–	–	–	–	–	2,268	2,268
758,723	1,563,683	2,509	(105,857)	2,205,813	19,561	2,225,374

–	246,754	–	–	246,754	–	246,754
–	–	–	–	–	1,540	1,540
–	–	–	–	118,579	–	118,579
				365,333	1,540	366,873
15,497	–	99	(6,945)	8,552	–	8,552
425	–	–	–	425	–	425
8,160	–	–	–	8,160	–	8,160
–	(66,557)	–	–	(66,557)	–	(66,557)
–	–	–	–	–	1,051	1,051
$782,805	$1,743,880	2,608	$(112,802)	$2,521,726	$22,152	$2,543,878

Notes to Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements of BOK Financial Corporation (“BOK Financial” or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States, including general practices of the banking industry. The consolidated financial statements include the accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries (“BOk”), Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., Bank of Kansas City, N.A., and BOSC, Inc.  All significant intercompany transactions are eliminated in consolidation.

The consolidated financial statements would also include the assets, liabilities, non-controlling interests and results of operations of variable interest entities (“VIEs”) when BOK Financial is determined to be the primary beneficiary.  Variable interest entities are generally defined as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest.  BOK Financial is not the primary beneficiary in any VIE that would be significant to its operations.

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

Use of Estimates

Preparation of BOK Financial’s consolidated financial statements requires management to make estimates of future economic activities, including loan collectability, prepayments and cash flows from customer accounts. These estimates are based upon current conditions and information available to management. Actual results may differ significantly from these estimates.

Acquisitions

Assets and liabilities acquired, including identifiable intangible assets, are recorded at fair value on the acquisition dates. Goodwill is recognized as the excess of the purchase price over the net fair value of assets acquired and liabilities assumed.  The Consolidated Statements of Earnings include the results of operations from the dates of acquisition.

Goodwill and Intangible Assets

Goodwill and intangible assets, which generally result from business combinations, are accounted for under the provisions of Accounting Standards Codification Topic 350, “Intangibles - Goodwill and Other.”  Goodwill is evaluated for each of BOK Financial’s business units for impairment annually or more frequently if conditions indicate impairment. The evaluation of possible impairment of intangible assets involves significant judgment based upon short-term and long-term projections of future performance.

The fair value of BOK Financial’s reporting units is estimated by the discounted future earnings method. Income growth is projected for each unit and a terminal value is computed. This projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer.  Assumptions used to determine the fair value of the reporting units are compared to observable inputs, such as the market value of BOK Financial common stock.  However, determination of the fair value of individual reporting units requires the use of significant unobservable inputs.  There have been no changes in the techniques used to value goodwill.

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

Securities

Securities are identified as trading, investment (held to maturity) or available for sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations and other relevant factors. Trading securities, which are acquired for profit through resale, are carried at market value with unrealized gains and losses included in current period earnings. Investment securities are carried at amortized cost. Amortization is computed by methods that approximate level yield and is adjusted for changes in prepayment estimates. Investment securities may be sold or transferred to trading or available for sale classification in certain limited circumstances specified in generally accepted accounting principles. Securities identified as available for sale are carried at fair value. Unrealized gains and losses are recorded, net of deferred income taxes, as accumulated other comprehensive income (loss) in shareholders’ equity.

Unrealized losses on investment and available for sale securities are evaluated to determine if the losses are temporary based on various factors, including the cause of the loss, prospects for recovery, projected cash flows, collateral values, credit enhancements and other relevant factors, and management’s intent and ability not to sell the security until the fair value exceeds amortized cost.  A charge is recognized against earnings for all or a portion of the impairment if the loss is determined to be other than temporary.  Realized gains and losses on sales of securities are based upon the amortized cost of the specific security sold.  Available for sale securities are separately identified as pledged to creditors if the creditor has the right to sell or re-pledge the collateral.

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

The purchase or sale of securities is recognized on a trade date basis. A receivable or payable is recognized for subsequent transaction settlement. BOK Financial will periodically commit to purchase to-be-announced mortgage-backed securities. These commitments are carried at fair value if they are considered derivative contracts.

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

Derivative instruments used to manage interest rate risk consist primarily of interest rate swaps.  These contracts modify the interest income or expense of certain assets or liabilities.  Amounts receivable from or payable to counterparties are reported in interest income or expense using the accrual method.  Changes in fair value of interest rate swaps are reported in other operating revenue – gain (loss) on derivatives, net.

In certain circumstances, an interest rate swap may be designated as a fair value hedge and may qualify for hedge accounting.  In these circumstances, changes in the full fair value of the hedged asset or liability, not only changes in fair value due to changes in the benchmark interest rate, is also recognized in earnings and may partially or completely offset changes in fair value of the interest rate swap.  A fair value hedge is considered effective if the cumulative fair value adjustment of the interest rate swap is within a range of 80% to 120% of the cumulative change in the fair value of the hedged asset or liability.  Any ineffectiveness, including ineffectiveness due to credit risk or ineffectiveness created when the fixed rate of the hedged asset or liability does not match the fixed rate of the interest rate swap, is recognized in earnings and reported Gain (loss) on derivatives, net.

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

Loans

Loans are either secured or unsecured based on the type of loan and the financial condition of the borrower. Repayment is generally expected from cash flow or proceeds from the sale of selected assets of the borrower.  BOK Financial is exposed to risk of loss on loans due to the borrower’s difficulties, which may arise from any number of factors, including problems within the respective industry or local economic conditions. Access to collateral, in the event of borrower default, is reasonably assured through adherence to applicable lending laws and through sound lending standards and credit review procedures.

Performing loans may be renewed under then current collateral value, debt service ratio and other underwriting standards.   Nonperforming loans may be renewed and will remain on nonaccrual status.  Nonperforming loans renewed will be evaluated and may be charged off if the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value.

Interest is accrued at the applicable interest rate on the principal amount outstanding. Loans are placed on nonaccrual status when, in the opinion of management, full collection of principal or interest is uncertain. Interest previously accrued but not collected is charged against interest income when the loan is placed on nonaccrual status. Payments on nonaccrual loans are applied to principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Loans may be returned to accruing status when, in the opinion of management, full collection of principal and interest, including principal previously charged off, is probable based on improvements in the borrower’s financial condition or a sustained period of performance.

Residential mortgage loans are primarily modified in accordance with U.S. government agency guidelines by reducing interest rates and extending the number of payments.  No unpaid principal or interest is forgiven.  Interest guaranteed by U.S. government agencies under residential mortgage loan programs continues to accrue based on the modified terms of the loan.  Renegotiated loans may be transferred to loans held for sale after a period of satisfactory performance.  If it becomes probable that all amounts due according to the modified loan terms will not be collect, the loan is placed on nonaccrual status and included in nonaccrual loans.  Commercial and commercial real estate loan are considered distressed when it becomes probable that we will not collect the full amount of contractual principal.  All distressed commercial and commercial real estate loans are placed on nonaccrual status.  Loans to distressed borrowers generally consist of extension of payment terms, not to exceed the final contractual maturity of the original loan.  Principle and interest is not forgiven, nor are interest rate concessions granted.  Consumer loans to troubled borrowers are not modified.

Loan origination and commitment fees and direct loan acquisition and origination costs are deferred and amortized as an adjustment to yield over the life of the loan or over the commitment period, as applicable.

Certain residential mortgage loans originated by the Company are held for sale and are carried at fair value based on sales commitments or market quotes. Changes in fair value are recorded in other operating revenue – mortgage banking revenue.

Allowance for Loan Losses and Off-Balance Sheet Credit Losses

Allowances for loan losses and off-balance sheet credit losses are assessed by management, based upon an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, and include probable losses on both outstanding loans and unused commitments to provide financing. There have been no material changes in the approach or techniques utilized in developing the allowances for loan losses and off-balance sheet credit losses.

The allowance consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances attributed to unimpaired loans that are based upon migration factors and  nonspecific allowances based on general economic, risk concentration and related factors.

Internally risk graded loans are evaluated individually for impairment.  Non-risk graded loans are collectively evaluated for impairment through past-due status and other relevant factors.  Substantially all commercial and commercial real estate loans are risk graded.  Certain residential mortgage and consumer loans are also risk graded.  Certain commercial loans and most residential mortgage and consumer loans are small balance, homogeneous pools of loans that are not risk graded.  Loans are considered to be impaired when it becomes probable that BOK Financial will be unable to collect all amounts due according to the contractual terms of the loan agreements.  This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status.  Specific allowances for impaired loans are measured by an evaluation of estimated future cash flows discounted at the loans’ initial effective interest rate, the fair value of collateral for certain collateral dependent loans, or historical statistics.

General allowances for unimpaired loans are based on migration models.  Separate migration models are used to determine general allowances for commercial and commercial real estate loans, residential mortgage loans and consumer loans.  All commercial and commercial real estate loans are risk-graded based on an evaluation of the borrowers’ ability to repay.  Risk grades are updated quarterly.  Migration factors are determined for each risk grade to determine the inherent loss based on historical trends.  An eight-quarter aggregate accumulation of net losses is used as a basis for the migration factors.  Losses incurred in more recent periods are more heavily weighted by a sum-of-periods-digits formula.  The higher of the current loss factors based on migration trends or a minimum migration factor based upon long-term history is assigned to each risk grade.  The resulting general allowances may be adjusted upward or downward by management to account for the limitations in migration models which are based entirely on historical data, such as their limited accuracy at the beginning and ending of credit cycles.

The general allowance for residential mortgage loans is based on an eight-quarter average percent of loss.  The general allowance for consumer loans is based on an eight-quarter average percent loss with separate migration factors determined by major product line, such as indirect automobile loans and direct consumer loans.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or identified by the migration models.  These factors include trends in the economy in our primary lending areas, conditions in certain industries where we have a concentration and overall growth in the loan portfolio.  Evaluation of nonspecific factors considers the effect of the duration of the business cycle on migration factors and also considers current economic conditions and other factors.

A provision for credit losses is charged against earnings in amounts necessary to maintain adequate allowances for loan and off-balance sheet credit losses. Loans are charged off when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Additionally, all unsecured or under-secured loans that are past due by 180 days or more are charged off within 30 days. Recoveries of loans previously charged off are added to the allowance.

Collateral value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs.  Appraised values are on an “as-is” basis and are not adjusted by the Company.  Collateral value of mineral rights is generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other collateral is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.  Collateral values and available cash resources that support impaired loans are evaluated quarterly.  Updated appraisals are obtained at least annually or more frequently if market conditions indicate collateral values have declined.

Transfers of Financial Assets

BOK Financial transfers financial assets as part of its mortgage banking activities and periodically may transfer other financial assets.  Transfers are recorded as sales for financial reporting purposes when the criteria for surrender of control are met.  BOK Financial retains an obligation under underwriting representations and warranties related to residential mortgage loans transferred and may retain the right to service the assets and may incur a recourse obligation.  The Company may also retain a residual interest in excess cash flows generated by the assets.  All assets obtained, including cash, servicing rights and residual interests, and all liabilities incurred, including recourse obligations, are initially recognized at fair value, all assets transferred are derecognized and any gain or loss on the sale is recognized in earnings.  Subsequently, servicing rights and residual interests are carried at fair value with changes in fair value recognized in earnings as they occur.  A separate allowance is maintained as part of other liabilities for the Company’s credit risk on loans transferred subject to a recourse obligation.  Other liabilities also include an allowance for obligations related to residential mortgage loans transferred under certain underwriting representations and warranties.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. These assets are carried at the lower of cost, which is determined by fair value at date of foreclosure less estimated disposal costs, or current fair value less estimated disposal costs.  Decreases in fair value below cost are recognized as asset-specific valuation allowances which may be reversed when supported by future increases in fair value.  Fair values are based on “as is” appraisals which are updated at least annually or more frequently for certain asset types or assets located in certain distressed markets.  The Company also considers decreases in listing price and other relevant information in quarterly evaluations and reduces the carrying value of real estate and other repossessed assets when necessary.  Additional costs incurred to complete real estate and other repossessed assets may increase the carrying value, up to current fair value based on “as completed” appraisals.  Income generated by these assets is recognized as received, and operating expenses are recognized as incurred.

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

Premises no longer used by the Company is transferred to real estate and other repossessed assets.  The transferred amount is the lower of cost less accumulated depreciation or fair value less estimated disposal costs as of the transfer date.

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

BOK Financial has an allowance for uncertain tax positions, which is included in accrued current income taxes payable, for the uncertain portion of recorded tax benefits and related interest.  These uncertainties result from the application of complex tax laws, rules, regulations and interpretations, primarily in state taxing jurisdictions.  The adequacy of this allowance is assessed quarterly and may be adjusted through current income tax expense in future periods based on changing facts and circumstances, completion of examinations by taxing authorities or expiration of a statute of limitations.  Estimated penalties and interest on uncertain tax positions are recognized in income tax expense.

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

Employee Benefit Plans

BOK Financial sponsors a defined benefit cash balance pension plan (“Pension Plan”), qualified profit sharing plan (“Thrift Plan”) and employee healthcare plans.  Pension Plan costs, which are based upon actuarial computations of current costs, are expensed annually.  Unrecognized prior service cost and net gains or losses are amortized on a straight-line basis over the lesser of the average remaining service periods of the participants or 10 years.  Employer contributions to the Pension Plan are in accordance with Federal income tax regulations.  Pension Plan benefits were curtailed as of April 1, 2006.  No participants may be added to the Pension Plan and no additional service benefits will be accrued.

BOK Financial recognizes the funded status of its employee benefit plans.  For a pension plan, the funded status is the difference between the fair value of plan assets and the projected benefit obligation measured as of the fiscal year-end date.  Adjustments required to recognize the Pension Plan’s net funded status are made through accumulated other comprehensive income, net of deferred income taxes.

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

FASB Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”)

ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” to add new disclosure requirements about transfers into and out of Levels 1 and 2, as defined in ASC 820 and separate disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements, as defined in ASC 820.  It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  ASU 2010-06 was effective for the Company on January 1, 2010 with exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which will be effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

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

FASB Accounting Standards Update No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”)

On July 21, 2010, the FASB issued ASU 2010-20 which expanded the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses.  ASU 2010-20 is effective for the Company as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period.  Disclosure related to activity during the reporting period of the Company will be required on or after January 1, 2011.

FASB Accounting Standards Update No. 2010-28 “Intangibles – Goodwill and Other (Topic 530): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”)

On December 17, 2010, the FASB issued ASU 2010-28, a consensus of the FASB Emerging Issues Task Force.  ASU 2010-28 will modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform a Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists and the entity will no longer be able to assert that a reporting unit is not required to perform a Step 2 because the carrying amount of the reporting unit is zero or negative.   The amendment was effective for the Company January 1, 2011 and is not expected to have a significant impact on the consolidated financial statements.

FASB Accounting Standards Update No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20” (“ASU 2011-01”)

On January 20, 2011, the FASB issued ASU 2011-01, which temporarily defers the effective date in ASU 2010-20 for disclosure about troubled debt restructuring by creditors to coincide with the effective date of the proposed guidance clarifying what constitutes a troubled debt restructuring.

(2) Securities

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31,
	2010				2009
			Not Recognized in OCI (1)				Not Recognized in OCI (1)
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$184,898	$188,577	$3,912	$(233)	$232,568	$238,847	$6,336	$(57)
Other debt securities	154,655	157,528	4,505	(1,632)	7,837	7,857	20	–
Total	$339,553	$346,105	$8,417	$(1,865)	$240,405	$246,704	$6,356	$(57)
(1)  Other comprehensive income

The amortized cost and fair values of investment securities at December 31, 2010, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years	Total	Maturity²

Municipal and other tax-exempt:
Amortized cost	$56,512	$93,732	$27,950	$6,704	$184,898	2.89
Fair value	57,026	96,409	28,516	6,626	188,577
Nominal yield¹	4.63	4.58	5.44	6.28	4.79
Other debt securities:
Amortized cost	$3,446	$25,089	$22,522	$103,598	$154,655	11.02
Fair value	3,446	25,093	22,171	106,818	157,528
Nominal yield	2.01	5.49	5.69	6.31	5.99
Total fixed maturity securities:
Amortized cost	$59,958	$118,821	$50,472	$110,302	$339,553	6.59
Fair value	60,472	121,502	50,687	113,444	346,105
Nominal yield	4.48	4.77	5.55	6.31	5.34
Total investment securities:
Amortized cost					$339,553
Fair value					346,105
Nominal yield					5.34
¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 30, 2010
			Recognized in OCI (1)
					Other Than
	Amortized	Fair	Gross Unrealized		Temporary
	Cost	Value	Gain	Loss	Impairment

Municipal and other tax-exempt	$72,190	$72,942	$1,172	$(315)	$(105)
Residential mortgage-backed securities:
U. S. agencies:
FNMA	4,791,438	4,925,693	147,024	(12,769)	–
FHLMC	2,545,208	2,620,066	83,341	(8,483)	–
GNMA	765,046	801,993	37,193	(246)	–
Other	92,013	99,157	7,144	–	–
Total U.S. agencies	8,193,705	8,446,909	274,702	(21,498)	–
Private issue:
Alt-A loans	220,332	186,674	–	(353)	(33,305)
Jumbo-A loans	494,098	457,535	923	(14,067)	(23,419)
Total private issue	714,430	644,209	923	(14,420)	(56,724)
Total residential mortgage-backed securities	8,908,135	9,091,118	275,625	(35,918)	(56,724)
Other debt securities	6,401	6,401	–	–	–
Federal Reserve Bank stock	33,424	33,424	–	–	–
Federal Home Loan Bank stock	42,207	42,207	–	–	–
Perpetual preferred stock	19,511	22,114	2,603	–	–
Equity securities and mutual funds	29,181	43,046	14,192	(327)	–
Total	$9,111,049	$9,311,252	$293,592	$(36,560)	$(56,829)
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
(1)  Other comprehensive income

The amortized cost and fair values of available for sale securities at December 31, 2010, by contractual maturity, are as shown in the following table (dollars in thousands):
						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years6	Total	Maturity5
Municipal and other tax-exempt:
Amortized cost	$655	$6,554	$13,749	$51,232	$72,190	19.73
Fair value	659	6,933	14,492	50,858	72,942
Nominal yield¹	3.66	4.07	4.09	1.03	1.91
Other debt securities:
Amortized cost	$1	$–	$–	$6,400	$6,401	32.56
Fair value	1	–	–	6,400	6,401
Nominal yield¹	7.61	–	–	1.89	1.89
Total fixed maturity securities:
Amortized cost	$656	$6,554	$13,749	$57,632	$78,591	20.77
Fair value	660	6,933	14,492	57,258	79,343
Nominal yield	3.67	4.07	4.09	1.12	1.91
Mortgage-backed securities:
Amortized cost					$8,908,135	²
Fair value					9,091,118
Nominal yield4					3.98
Equity securities and mutual funds:
Amortized cost					$124,323	³
Fair value					140,791
Nominal yield					2.15
Total available-for-sale securities:
Amortized cost					$9,111,049
Fair value					9,311,252
Nominal yield					3.93
¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	The average expected lives of mortgage-backed securities were 2.92 years based upon current prepayment assumptions.
³	Primarily restricted common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
4	The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
5	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
6
Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset within 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	2010	2009	2008

Proceeds	$1,973,005	$3,242,282	$3,499,128
Gross realized gains	26,207	63,859	21,128
Gross realized losses	3,029	1,390	11,932
Related federal and state income tax expense (benefit)	7,693	24,300	2,736

Gains and losses on sales of available for sale securities are realized on settlement date.

Gross realized gains for the year ended December 31, 2008 exclude $6.8 million gain from the redemption of Visa, Inc. Class B common stock.

In addition to securities that have been reclassified as pledged to creditors, securities with an amortized cost of $5.3 billion and $5.1 billion at December 31, 2010 and 2009, respectively, have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes, as required by law. The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of December 31, 2010
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax- exempt	37	$12,482	$211	$786	$22	$13,268	$233
Other	15	80,698	1,632	–	–	80,698	1,632
Total investment	52	93,180	1,843	786	22	93,966	1,865

Available for sale:
Municipal and other tax-exempt	42	22,271	171	25,235	249	47,506	420
Residential mortgage-backed securities:
U. S. agencies:
FNMA	26	1,099,710	12,769	–	–	1,099,710	12,769
FHLMC	12	491,776	8,483	–	–	491,776	8,483
GNMA	3	5,681	246	–	–	5,681	246
Total U.S. agencies	41	1,597,167	21,498	–	–	1,597,167	21,498
Private issue:
Alt-A loans	22	–	–	186,675	33,658	186,675	33,658
Jumbo-A loans	53	–	–	417,917	37,486	417,917	37,486
Total private issue	75	–	–	604,592	71,144	604,592	71,144
Total residential mortgage-backed securities	116	1,597,167	21,498	604,592	71,144	2,201,759	92,642
Equity securities and mutual funds	2	–	–	2,878	327	2,878	327
Total available for sale	160	1,619,438	21,669	632,705	71,720	2,252,143	93,389
Total	212	$1,712,618	$23,512	$633,491	$71,742	$2,346,109	$95,254

Temporarily Impaired Securities as of December 31, 2009
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	15	$1,490	$14	$2,991	$43	$4,481	$57

Available for sale:
Municipal and other tax-exempt	27	34,373	265	657	46	35,030	311
Residential mortgage-backed securities:
U. S. agencies:
FNMA	21	497,659	6,864	–	–	497,659	6,864
FHLMC	8	212,618	1,568	–	–	212,618	1,568
GNMA	16	460,144	6,906	–	–	460,144	6,906
Other	4	87,434	5,390	–	–	87,434	5,390
Total U.S. agencies	49	1,257,855	20,728	–	–	1,257,855	20,728
Private issue:
Alt-A loans	21	–	–	195,808	66,298	195,808	66,298
Jumbo-A loans	65	–	–	596,554	102,718	596,554	102,718
Total private issue	86	–	–	792,362	169,016	792,362	169,016
Total residential mortgage-backed securities	135	1,257,855	20,728	792,362	169,016	2,050,217	189,744
Other debt securities	5	8,116	26	31	1	8,147	27
Equity securities and mutual funds	4	2,790	524	–	–	2,790	524
Total available for sale	171	1,303,134	21,543	793,050	169,063	2,096,184	190,606
Total	186	$1,304,624	$21,557	$796,041	$169,106	$2,100,665	$190,663

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities.  This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management.  During 2009, the Company recognized a $1.3 million other-than-temporary charge on $91 million of impaired debt securities that it intended to sell and that were subsequently sold during that year.  At December 31, 2010, the Company does not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security’s contractual terms.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified.  None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at December 31, 2010.

As of December 31, 2010, the composition of the Company’s securities portfolio by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE 1		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Investment:
Municipal and other tax-exempt	$–	$–	$61,801	$63,067	$35,341	$36,024	$–	$–	$87,756	$89,486	$184,898	$188,577
Other debt securities	–	–	148,331	151,200	1,350	1,350	–	–	4,974	4,978	154,655	157,528
Total	$–	$–	$210,132	$214,267	$36,691	$37,374	$–	$–	$92,730	$94,464	$339,553	$346,105

Available for Sale:
Municipal and other tax-exempt	$–	$–	$50,579	$51,279	$8,085	$8,119	$11,553	$11,443	$1,973	$2,101	$72,190	$72,942
Residential mortgage-backed securities:
U. S. agencies:
FNMA	4,791,438	4,925,693	–	–	–	–	–	–	–	–	4,791,438	4,925,693
FHLMC	2,545,208	2,620,066	–	–	–	–	–	–	–	–	2,545,208	2,620,066
GNMA	765,046	801,993	–	–	–	–	–	–	–	–	765,046	801,993
Other	92,013	99,157	–	–	–	–	–	–	–	–	92,013	99,157
Total U.S. agencies	8,193,705	8,446,909	–	–	–	–	–	–	–	–	8,193,705	8,446,909
Private issue:
Alt-A loans	–	–	3,999	3,784	10,875	10,737	205,458	172,153	–	–	220,332	186,674
Jumbo-A loans	–	–	56,674	56,081	120,987	113,617	316,437	287,837	–	–	494,098	457,535
Total private issue	–	–	60,673	59,865	131,862	124,354	521,895	459,990	–	–	714,430	644,209
Total residential mortgage-backed securities	8,193,705	8,446,909	60,673	59,865	131,862	124,354	521,895	459,990	–	–	8,908,135	9,091,118
Other debt securities	–	–	6,400	6,400	–	–	–	–	1	1	6,401	6,401
Federal Reserve Bank stock	33,424	33,424	–	–	–	–	–	–	–	–	33,424	33,424
Federal Home Loan Bank stock	42,207	42,207	–	–	–	–	–	–	–	–	42,207	42,207
Perpetual preferred stock	–	–	–	–	19,511	22,114	–	–	–	–	19,511	22,114
Equity securities and mutual funds	–	–	–	–	–	–	–	–	29,181	43,046	29,181	43,046
Total	$8,269,336	$8,522,540	$117,652	$117,544	$159,458	$154,587	$533,448	$471,433	$31,155	$45,148	$9,111,049	$9,311,252
1
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At December 31, 2010, approximately $522 million of the portfolio of privately issued mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies.  The aggregate unrealized loss on these securities totaled $62 million.  Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies.  Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default.  As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if management expects not to recover the entire amortized cost basis of the security.  This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.  The primary assumptions used in this evaluation were:

•
Unemployment rates – increasing to 10% over the next 12 months, dropping to 8% over the following 21 months, and holding at 8% thereafter.  At December 31, 2009, we assumed that unemployment rate would increase to 10.5% over the next 12 months, then decreases to 8% over the following 12 months and hold at 8% thereafter.

•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency data, decreasing by an additional 5% over the next twelve months and holding at that level thereafter.  At December 31, 2009, we assumed that housing prices would decrease an additional 7.5% over the next twelve months and hold at that level thereafter.

•
Estimated Liquidation Costs – held constant at 25% to 30% for Jumbo-A loans and 35% to 38% for Alt-A loans of the then-current depreciated housing price at estimated foreclosure date.  At December 31, 2009, we assumed that liquidation costs would be 27% for both Jumbo-A and Alt-A loans.

•	Discount rates – estimated cash flows were discounted at rates that range from 2.69% to 6.00% based on our current expected yields.

We also consider the adjusted loan-to-value ratio and credit enhancement coverage ratio as part of the assessment of the cash flows available to recover the amortized cost of the debt securities.  Each factor is considered in the evaluation.

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

A distribution of the amortized cost (after recognition of the other-than-temporary impairment) and fair value by adjusted loan to value ratio for our below investment grade private label residential mortgage-backed securities is as follows (in thousands):
				Credit Losses Recognized
				Year ended December 31, 2010		Life-to-date
Adjusted LTV Ratio	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
< 70%	4	$21,766	$21,214	–	$–	–	$–
70 < 75	2	44,075	40,908	–	–	–	–
75 < 80	1	11,080	11,242	–	–	–	–
80 < 85	8	183,152	160,683	7	8,513	7	10,843
>= 85	13	261,822	225,943	11	17,950	12	40,762
Total	28	$521,895	$459,990	18	$26,463	19	$51,605

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

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $26.5 million of credit loss impairment in earnings on these securities during 2010.  Additional impairment based on the difference between the total unrealized losses and the estimated credit losses on these securities was charged against other comprehensive income, net of deferred taxes.  In addition to the other-than-temporary impairment charges on private-label mortgage-backed securities, the Company recognized $1.0 million in impairment charges on certain below investment grade municipal securities during 2010 based on management’s assessment of on-going financial difficulties and recent court developments regarding the municipal authority servicing the bonds.     See additional discussion regarding the development of the fair value of the bonds in Note 18.

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management’s ability and intent to hold the securities until fair value recovers over periods not to exceed three years.  The assessment of the ability and intent to hold these securities focuses on liquidity needs, asset / liability management objectives and securities portfolio objectives.  Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics.  The Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has ability and intent to hold these investments until a recovery fair value.  Accordingly, all impairment of equity securities was considered temporary at December 31, 2010.

The following represents the composition of net impairment losses recognized in earnings (in thousands):

	Year Ended December 31,
	2010	2009	2008
OTTI related to perpetual preferred stocks	$–	$(8,008)	$(5,306)
OTTI related to equity securities and mutual funds	(327)
OTTI on debt securities due to change in intent to sell	–	(1,263)	–
OTTI on debt securities not intended for sale	(29,633)	(119,883)	–
Less: Portion of OTTI recognized in other comprehensive income	(2,151)	(94,741)	–
OTTI recognized in earnings related to credit losses on debt securities not intended for sale	(27,482)	(25,142)	–
Total OTTI recognized in earnings	$(27,809)	$(34,413)	$(5,306)

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available-for-sale debt securities in earnings (in thousands):

	Year Ended December 31,
	2010	2009
Balance of credit-related OTTI recognized on available for sale debt securities, beginning of period	$25,142	$–
Additions for credit-related OTTI not previously recognized	3,514	21,468
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	23,968	3,674
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$52,624	$25,142

Mortgage Trading Securities

Mortgage trading securities are residential mortgage-backed securities issued by U.S. government agencies that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet.  The Company elected to carry these securities at fair value with changes in fair value being recognized in earnings as they occur.  Mortgage trading securities were carried at their fair value of $428 million at December 31, 2010, with a net unrealized loss of $5.6 million.  Mortgage trading securities were carried at their fair value of $286 million at December 31, 2009 and had a net unrealized loss of $2.1 million.  The Company recognized a net gain of $7.3 million in 2010, a net loss of $13 million in 2009 and a net gain of $11 million in 2008 on mortgage trading securities.

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2010 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer Risk Management Programs:
Interest rate contracts	$11,664,409	$235,961	$11,524,077	$233,421	$141,279	$138,739
Energy contracts	1,914,519	188,655	2,103,923	191,075	76,746	79,166
Agricultural contracts	183,250	10,616	186,709	10,534	4,226	4,144
Foreign exchange contracts	45,014	45,014	45,014	45,014	45,014	45,014
CD options	160,535	16,247	160,535	16,247	16,247	16,247
Total customer derivatives before cash collateral	13,967,727	496,493	14,020,258	496,291	283,512	283,310
Less: cash collateral	–	–	–	–	(15,017)	(68,987)
Total customer derivatives	13,967,727	496,493	14,020,258	496,291	268,495	214,323

Interest Rate Risk Management Programs	124,000	1,950	17,977	1,097	1,950	1,097
Total Derivative Contracts	$14,091,727	$498,443	$14,038,235	$497,388	$270,445	$215,420
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
²
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

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities.  Derivative assets and liabilities are reported net of cash margin when certain conditions are met.  As of December 31, 2010, a decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $54 million.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2009 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer Risk Management Programs:
Interest rate contracts³	$7,392,393	$156,261	$7,294,028	$161,225	$110,449	$115,413
Energy contracts	3,588,767	454,978	3,719,796	450,614	174,319	176,983
Agricultural contracts	23,196	1,004	31,715	875	1,004	875
Foreign exchange contracts	63,942	64,182	64,182	64,182	64,182	64,182
CD options	66,248	5,493	66,248	5,493	5,493	5,493
Total customer derivatives before cash collateral	11,134,546	681,918	11,175,969	682,389	355,447	362,946
Less: cash collateral	–	–	–	–	(13,229)	(54,586)
Total customer derivatives	11,134,546	681,918	11,175,969	682,389	342,218	308,360

Interest Rate Risk Management Programs³	40,000	1,564	–	–	1,564	–
Total Derivative Contracts	$11,174,546	$683,482	$11,175,969	$682,389	$343,782	$308,360
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
²
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

³	Gross notional and gross fair value amounts have been revised to conform to current period presentation. The net fair values of assets and liabilities were not affected.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Year ended December 31,
	2010		2009
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$2,784	$–	$2,780	$–
Energy contracts	8,041	–	3,480	–
Agriculture contracts	718	–	728	–
Foreign exchange contracts	669	–	593	–
CD options	–	–	–	–
Total Customer Derivatives	12,212	–	7,581	–

Interest Rate Risk Management Programs	–	3,032	–	(11,235)
Total Derivative Contracts	$12,212	$3,032	$7,581	$(11,235)

Net interest revenue increased $4.0 million in 2010, $13.1 million in 2009 and $7.0 million in 2008 from periodic settlements of amounts receivable or payable on interest rate swaps.

As discussed in Note 7, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets.  See Note 7 for additional discussion of notional, fair value and impact on earnings of these contracts.

None of these derivative contracts have been designated as hedging instruments.

(4) Loans

Significant components of the loan portfolio are as follows (in thousands):

	December 31,
	2010				2009
	Fixed	Variable	Non-		Fixed	Variable	Non-
	Rate	Rate	accrual	Total	Rate	Rate	accrual	Total

Commercial	$2,883,905	$3,011,636	$38,455	$5,933,996	$2,917,814	$3,188,642	$101,384	$6,207,840
Commercial real estate	829,836	1,297,148	150,366	2,277,350	773,241	1,513,269	204,924	2,491,434
Residential mortgage	851,048	939,774	37,426	1,828,248	769,661	993,972	29,989	1,793,622
Consumer	369,364	229,511	4,567	603,442	560,566	223,178	3,058	786,802
Total	$4,934,153	$5,478,069	$230,814	$10,643,036	$5,021,282	$5,919,061	$339,355	$11,279,698
Loans past due (90 days)				$9,961				$10,308
Foregone interest on nonaccrual loans				$16,818				$17,015

At December 31, 2010, approximately $4.9 billion or 46% of the total loan portfolio is to businesses and individuals in Oklahoma and $3.0 billion or 28% of our total loan portfolio is to businesses and individuals in Texas.  This geographic concentration subjects the loan portfolio to the general economic conditions within this area.

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment and other needs of commercial customers primarily located within our geographical footprint.  Commercial loans are underwritten individually and represent on-going relationships based on a thorough knowledge of the customer, the customer’s industry and market.  While commercial loans are generally secured by the customer’s assets including real property, inventory, accounts receivable, operating equipment, interest in mineral rights and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the on-going cash flow from operations of the customer’s business.  Inherent lending risk is centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

At December 31, 2010, loans to energy-related businesses within the commercial loan classification totaled $1.7 billion or 16% of total loans.  Loans to service-related businesses totaled $1.6 billion or 15% of total loans.   Approximately $1.0 billion of loans in the services category consists of loans with individual balances of less than $10 million.  Other loan classes include wholesale / retail, $1.0 billion; healthcare, $810 million; manufacturing, $325 million; other commercial and industrial, $292 million and integrated food services, $204 million.  Approximately $2.6 billion or 43% of the commercial portfolio are to businesses in Oklahoma and $1.9 billion or 32% of our commercial loan portfolio are to businesses in Texas.

Commercial real estate loans are for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes within our geographical footprint.  We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured.  The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates.  As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Approximately 32% of commercial real estate loans are secured by properties located in Oklahoma, primarily in the Tulsa and Oklahoma City metropolitan areas. An additional 30% of commercial real estate loans are secured by property located in Texas, primarily in the Dallas and Houston areas. The major components of commercial real estate loans are construction and land development, $448 million; office buildings, $457 million; other real estate loans, $415 million; retail facilities, $406 million; multifamily residences, $369 million and industrial, $182 million.

Residential mortgage loans provide funds for our customer to purchase or refinance their primary residence or to borrow against the equity in their home. Residential mortgage loans are secured by a first or second-mortgage on the customer’s primary residence.  Consumer loans include direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as other unsecured loans.  Consumer loans also include indirect automobile loans made through primary dealers.  Residential mortgage and consumer loans are made in accordance with underwriting policies we believe to be conservative and are fully documented.  Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability.  Residential mortgage loans retained in the Company’s portfolio are primarily composed of various mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals and certain professionals.  Jumbo loans may be fixed or variable rate and are fully amortizing.  Jumbo loans generally conform to government sponsored entity standards, with exception that the loan size exceeds maximums required under these standards.  These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%.  Loan-to-value (“LTV”) ratios are tiered from 60% to 100%, depending on the market.  Special mortgage programs include fixed and variable fully amortizing loans tailored to the needs of certain healthcare professionals.  Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.  The maximum loan amount of any of our residential mortgage products is $2 million.

At December 31, 2010 and 2009, residential mortgage loans included $22 million and $16 million, respectively, of loans with repayment terms that have been modified from the original contracts.  Restructured residential mortgage loans guaranteed by agencies of the U.S. government in accordance with agency guideline represent $19 million of our residential mortgage loan portfolio at December 31, 2010.  Interest continues to accrue on these guaranteed loans based on the modified terms of the loan.  At December 31, 2010, $7.2 million was 90 days or more past due and still accruing.  If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loan is placed on nonaccrual status and included in nonaccrual loans.  Renegotiated loans may be transferred to loans held for sale after a period of satisfactory performance, generally at least nine months.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2010, outstanding commitments totaled $5.2 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2010, outstanding standby letters of credit totaled $535 million.  Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2010, outstanding commercial letters of credit totaled $6 million.

Allowances for Credit Losses

BOK Financial maintains separate allowances for loan losses and for off-balance sheet credit risk related to commitments to extend credit and standby letters of credit.  As discussed in greater detail in Note 7, the Company also has separate allowances related to off-balance sheet credit risk related to residential mortgage loans sold with full or partial recourse and for residential mortgage loans sold to government sponsored agencies under standard representation and warranties.

The allowance for loan losses is assessed by management on a quarterly basis and consists of specific amounts attributed to impaired loans that have not been charged down to amounts we expect to recover, general allowances based on migration factors for unimpaired loans and non-specific allowances based on general economic conditions, risk concentration and related factors.  Impairment is individually measured for certain impaired loans and collectively measured for all other loans.  The allowance for loan losses and recorded investment of the related loans by portfolio segments for each impairment measurement method at December 31, 2010 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$5,895,674	$102,565	$38,322	$2,066	$5,933,996	$104,631
Commercial real estate	2,126,984	94,502	150,366	4,207	2,277,350	98,709
Residential mortgage	1,816,184	49,500	12,064	781	1,828,248	50,281
Consumer	601,691	12,536	1,751	78	603,442	12,614
Total	10,440,533	259,103	202,503	7,132	10,643,036	266,235

Nonspecific allowance	–	–	–	–	–	26,736

Total	$10,440,533	$259,103	$202,503	$7,132	$10,643,036	$292,971

The activity in the combined allowance for loan losses and off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Allowance for loans losses:
Beginning balance	$292,095	$233,236	$126,677
Provision for loan losses	105,256	196,678	208,280
Loans charged off	(123,988)	(148,499)	(122,211)
Recoveries	19,608	10,680	20,490
Ending balance	$292,971	$292,095	$233,236
Allowance for loans off-balance sheet credit losses:
Beginning balance	$$14,388	$15,166	$20,853
Provision for off-balance sheet credit losses	(117)	(778)	(5,687)
Ending balance	$14,271	$14,388	$15,166

Total provision for credit losses	$105,139	$195,900	$202,593

Credit Quality Indicators

The Company utilizes risk grading as a primary credit quality indicator.  Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk graded based on a quarterly evaluation of the borrowers’ ability to repay the loans.  Certain commercial loans and most residential mortgage and consumer loans are small, homogeneous pools that are not risk graded.  The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at December 31, 2010 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$5,914,178	$102,259	$19,818	$2,372	$5,933,996	$104,631
Commercial real estate	2,277,350	98,709	–	–	2,277,350	98,709
Residential mortgage	451,874	8,356	1,376,374	41,925	1,828,248	50,281
Consumer	246,350	1,881	357,092	10,733	603,442	12,614
Total	8,889,752	211,205	1,753,284	55,030	10,643,036	266,235

Nonspecific allowance	–	–	–	–	–	26,736

Total	$8,889,752	$211,205	$1,753,284	$55,030	$10,643,036	$292,971

The risk grading process identified certain criticized loans as potential problem loans.  These loans have a well-defined weakness that may jeopardize liquidation of the debt and represent a greater risk due to deterioration in the financial condition of the borrower.  Because the borrowers are still performing in accordance with the original terms of the loan agreements, these loans were not placed in nonaccrual status.  Known information does, however, cause concern as to the borrowers’ continued compliance with current repayment terms.

The following table summarizes the Company’s loan portfolio at December 31, 2010 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$1,704,401	$6,543	$465	$–	$–	$1,711,409
Services	1,531,239	30,420	19,262	–	–	1,580,921
Wholesale/retail	956,397	45,363	8,486	–	–	1,010,246
Manufacturing	319,075	4,000	2,116	–	–	325,191
Healthcare	801,525	4,566	3,534	–	–	809,625
Integrated food services	202,885	1,385	13	–	–	204,283
Other commercial and industrial	267,949	108	4,446	19,685	133	292,321
Total commercial	5,783,471	92,385	38,322	19,685	133	5,933,996

Commercial real estate:
Construction and land development	326,769	21,516	99,579	–	–	447,864
Retail	395,094	5,468	4,978	–	–	405,540
Office	420,899	16,897	19,654	–	–	457,450
Multifamily	355,733	6,784	6,725	–	–	369,242
Industrial	177,712	294	4,087	–	–	182,093
Other commercial real estate	390,969	8,849	15,343	–	–	415,161
Total commercial real estate	2,067,176	59,808	150,366	–	–	2,277,350

Residential mortgage:
Permanent mortgage	420,407	19,403	12,064	803,023	20,047	1,274,944
Home equity	–	–	–	547,989	5,315	553,304
Total residential mortgage	420,407	19,403	12,064	1,351,012	25,362	1,828,248

Consumer:
Indirect automobile	–	–	–	237,050	2,526	239,576
Other consumer	240,243	4,356	1,751	117,226	290	363,866
Total consumer	240,243	4,356	1,751	354,276	2,816	603,442

Total	$8,511,297	$175,952	$202,503	$1,724,973	$28,311	$10,643,036

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

A summary of risk-graded impaired loans at December 31, 2010 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance

Commercial:
Energy	$559	$465	$40	$425	$60
Services	28,579	19,262	9,977	9,285	1,227
Wholesale/retail	14,717	8,486	1,342	7,144	684
Manufacturing	5,811	2,116	1,300	816	–
Healthcare	4,701	3,534	564	2,970	95
Integrated food services	172	13	13	–	–
Other commercial and industrial	13,007	4,446	4,446	–	–
Total commercial	67,546	38,322	17,682	20,640	2,066

Commercial real estate:
Construction and land development	138,922	99,579	37,578	62,001	2,428
Retail	6,111	4,978	838	4,140	514
Office	25,702	19,654	10,221	9,433	106
Multifamily	24,368	6,725	6,129	596	115
Industrial	4,087	4,087	–	4,087	723
Other real estate loans	17,129	15,343	1,092	14,251	321
Total commercial real estate	216,319	150,366	55,858	94,508	4,207

Residential mortgage:
Permanent mortgage	15,258	12,064	4,492	7,572	781
Home equity	–	–	–	–	–
Total residential mortgage	15,258	12,064	4,492	7,572	781

Consumer:
Indirect automobile	–	–	–	–	–
Other consumer	1,909	1,751	96	1,655	78
Total consumer	1,909	1,751	96	1,655	78

Total	$301,032	$202,503	$78,128	$124,375	$7,132

Investments in impaired loans were as follows (in thousands):

	December 31,
	2010	2009	2008

Investment in impaired loans	$202,503	$$316,666	$269,908
Impaired loans with specific allowance for loss	124,375	204,076	194,292
Specific allowance balance	7,132	36,168	28,532
Impaired loans with no specific allowance for loss	78,128	112,590	75,616
Average recorded investment in impaired loans	262,368	327,935	179,808

Approximately $54 million of losses on impaired loans with no related specific allowance at December 31, 2010 were charged off against the allowance for loan losses during 2010.  Interest income recognized on impaired loans during 2010, 2009 and 2008 was not significant.

Nonaccrual & Past Due Loans

A summary of loans currently performing, loans 30 to 89 days past due and accruing, loans 90 days or more past due and accruing and nonaccrual loans as of December 31, 2010 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total

Commercial:
Energy	$1,707,466	$507	$2,971	$465	$1,711,409
Services	1,558,120	3,196	343	19,262	1,580,921
Wholesale/retail	1,001,422	315	23	8,486	1,010,246
Manufacturing	321,102	168	1,805	2,116	325,191
Healthcare	805,124	75	892	3,534	809,625
Integrated food services	204,199	71	–	13	204,283
Other commercial and industrial	287,357	111	274	4,579	292,321
Total commercial	5,884,790	4,443	6,308	38,455	5,933,996

Commercial real estate:
Construction and land development	344,016	3,170	1,099	99,579	447,864
Retail	394,445	6,117	–	4,978	405,540
Office	437,496	300	–	19,654	457,450
Multifamily	362,517	–	–	6,725	369,242
Industrial	177,660	346	–	4,087	182,093
Other real estate loans	395,320	4,301	197	15,343	415,161
Total commercial real estate	2,111,454	14,234	1,296	150,366	2,277,350

Residential mortgage:
Permanent mortgage	1,219,119	21,719	1,995	32,111	1,274,944
Home equity	546,384	1,605	–	5,315	553,304
Total residential mortgage	1,765,503	23,324	1,995	37,426	1,828,248

Consumer:
Indirect automobile	225,601	11,382	67	2,526	239,576
Other consumer	360,603	927	295	2,041	363,866
Total consumer	586,204	12,309	362	4,567	603,442

Total	$10,347,951	$54,310	$9,961	$230,814	$10,643,036

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

(5) Premises and Equipment

Premises and equipment at December 31 are summarized as follows (in thousands):
	December 31,
	2010	2009

Land	$72,643	$76,900
Buildings and improvements	226,234	226,724
Software	69,303	61,347
Furniture and equipment	133,732	122,842
Subtotal	501,912	487,813
Less accumulated depreciation	236,447	207,553
Total	$265,465	$280,260

Depreciation expense of premises and equipment was $33 million, $33 million and $28 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(6) Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	December 31,
	2010	2009

Core deposit premiums	$109,417	$109,417
Less accumulated amortization	104,795	100,664
Net core deposit premiums	4,622	8,753

Other identifiable intangible assets	17,291	16,791
Less accumulated amortization	8,110	6,906
Net other identifiable intangible assets	9,181	9,885

Total intangible assets, net	$13,803	$18,638

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core	Other
	Deposit	Identifiable
	Premiums	Intangible Assets	Total

2011	$2,227	$1,356	$3,583
2012	815	1,385	2,200
2013	485	1,061	1,546
2014	432	334	766
2015	392	334	726
Thereafter	271	4,711	4,982
	$4,622	$9,181	$13,803

The net amortized cost of goodwill and identifiable intangible assets at December 31, 2010 is assigned to the Company’s geographic markets as follows (in thousands):

Core deposit premiums:
Texas	$3,408
Colorado	1,058
Arizona	156
Total core deposit premiums	$4,622

Other identifiable intangible assets:
Oklahoma	$6,048
Colorado	2,343
Kansas/Missouri	790
Total other identifiable intangible assets	$9,181

Goodwill:
Oklahoma	$8,173
Texas	240,122
New Mexico	15,273
Colorado	55,611
Arizona	16,422
Total goodwill	$335,601

The carrying value goodwill by operating segment as of December 31, 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Total
Goodwill	$266,728	$39,251	$29,850	$335,829
Accumulated Impairment	–	(228)	–	(228)
Net goodwill balance	$266,728	$39,023	$29,850	$335,601

As a result of the annual goodwill evaluation, the Company recorded an impairment charge of $228 thousand related to the consumer banking operating segment in the Arizona market in 2009.  The annual goodwill evaluations for 2010 and 2008 did not indicate impairment for any reporting unit.  Economic conditions did not indicate that impairment existed for any identifiable intangible assets and therefore no impairment evaluation was performed.

(7) Mortgage Banking Activities

The Company generally sells the majority of its conforming fixed-rate residential mortgage loans in the secondary market. Residential mortgage loans originated for sale by the Company are carried at fair value based on sales commitments or market quotes.  Changes in the fair value are recorded in other operating revenue – mortgage banking revenue in the Consolidated Statement of Earnings.  Residential mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially managed through forward sales of residential mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days.   Residential mortgage loan commitments and forward sales contracts are considered derivative contracts that have not been designated as hedging instruments.

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2010		December 31, 2009
	Notional / Unpaid Principal Balance	Fair Value	Notional / Unpaid Principal Balance	Fair Value

Residential mortgage loans held for sale	$253,778	$254,669	$203,879	$213,704
Residential mortgage loan commitments	138,870	2,251	117,716	496
Forward sales contracts	396,422	6,493	333,218	3,626
		$263,413		$217,826

No loans were 90 days or more past due as of December 31, 2010 and December 31, 2009.

Gain (loss) included in mortgage banking revenue in the Consolidated Statements of Earnings from residential mortgage loans held for sale and changes in the fair value of derivative contracts not designated as hedging instruments related to mortgage loans commitments and forward contract sales were (in thousands):

	2010	2009	2008

Residential mortgage loan held for sale	$30,677	$26,999	$9,253
Residential mortgage loan commitments	1,755	(1,673)	1,691
Forward sales contracts	2,440	5,786	(1,815)
	$34,872	$31,112	$9,129

At December 31, 2010, BOK Financial owned the rights to service 99,900 mortgage loans with outstanding principal balances of $12.1 billion, including $796 million serviced for affiliates at December 31, 2010, and held related funds of $178 million for investors and borrowers.  The weighted average interest rate and remaining term was 5.44% and 295 months, respectively at December 31, 2010.  At December 31, 2009, BOK Financial owned the rights to service 64,104 mortgage loans with outstanding principal balances of $7.4 billion, including $828 million serviced for affiliates, and held related funds of $86 million for investors and borrowers. The weighted average interest rate and remaining term was 5.66% and 292 months, respectively.   Servicing revenue and late charges on loans serviced for others, which are included in mortgage banking revenue in the Consolidated Statements of Earnings totaled $38.2 million for 2010, $20.0 million for 2009 and $17.6 million for 2008.

During the first quarter of 2010, the Company purchased the rights to service approximately 34 thousand residential mortgage loans with an outstanding principal balance of $4.2 billion.  The loans to be serviced are primarily concentrated in New Mexico and predominately held by Fannie Mae, Ginnie Mae, and Freddie Mac.  The cash purchase price was $32 million.  The acquisition date fair value of the mortgage servicing rights was approximately $43.7 million based upon independent valuation analyses which were further supported by assumptions and models the Company regularly uses to value its existing portfolio of servicing rights.  The $11.8 million difference between the purchase price and acquisition date fair value was directly attributable to the seller’s distressed financial condition.

Activity in capitalized mortgage servicing rights and related valuation allowance during 2008, 2009 and 2010 are as follows (in thousands):
	Capitalized Mortgage Servicing Rights
	Purchased	Originated	Total
Balance at December 31, 2007	$13,906	$56,103	$70,009
Additions, net	–	19,220	19,220
Change in fair value due to loan runoff	(2,286)	(9,676)	(11,962)
Change in fair value due to market changes	(5,267)	(29,248)	(34,515)
Balance at December 31, 2008	$6,353	$36,399	$42,752
Additions, net	–	39,869	39,869
Change in fair value due to loan runoff	(2,526)	(18,395)	(20,921)
Change in fair value due to market changes	4,001	8,123	12,124
Balance at December 31, 2009	$7,828	$65,996	$73,824
Additions, net	31,321	27,603	58,924
Change in fair value due to loan runoff	(6,791)	(13,895)	(20,686)
Gain on purchase of mortgage servicing rights	11,832	–	11,832
Change in fair value due to market changes	(6,290)	(1,881)	(8,171)
Balance at December 31, 2010	$37,900	$77,823	$115,723

Changes in the fair value of mortgage servicing rights are included in Other Operating Expenses in the Consolidated Statement of Earnings.  Changes in fair value due to loan runoff are included in mortgage banking costs.  Changes in the fair value due to market changes are reported separately.  Changes in fair value due to market changes during the period relate to assets held at the reporting date.

There is no active market trading in mortgage servicing rights after origination.  Fair value is determined by discounting the projected net cash flows. Significant assumptions considered significant unobservable inputs used to determine fair value are:

Discount rate – Indexed to a risk-free rate commensurate with the average life of the servicing portfolio plus a market premium. The discount rate was 10.36% at December 31, 2010 and 11.2% at December 31, 2009.

Prepayment rate – Annual prepayment estimates based upon loan interest rate, original term and loan type ranged from 6.53% to 23.03% at December 31, 2010 and 8.1% to 26.9% at December 31, 2009.

Loan servicing costs – Annually per loan based upon loan type ranged from $35 to $60 at December 31, 2010 and $43 to $66 at December 31, 2009.

Escrow earnings rate – Indexed to rates paid on deposit accounts with a comparable average life. The escrow earnings rate was 2.21% at December 31, 2010 and 2.98% at December 31, 2009.

Stratification of the mortgage loan-servicing portfolio, outstanding principal of loans serviced by interest rate at December 31, 2010 follows (in thousands):

	< 4.50%	4.50 - 5.49%	5.50% - 6.49%	=> 6.49%	Total

Fair value	$11,616	$61,168	$32,646	$10,293	$115,723
Outstanding principal of loans serviced1	$989,077	$5,137,700	$3,656,308	$1,480,045	$11,263,130

1	Excludes outstanding principal of $796 million for loans serviced for affiliates.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points.  At December 31, 2010, a 50 basis point increase in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge, by $1.8 million.  A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge, by $3.3 million.  In our model, changes in the value of our servicing rights due to changes in interest rates assume stable relationships between mortgage rates and prepayment speeds.  Changes in market condition can cause variation from these assumptions.  These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The Company has off-balance sheet credit risk for residential mortgage loans sold with full or partial recourse.  These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies.  These loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties.  However, these loans have a higher risk of delinquency and losses given default than traditional residential mortgage loans.  The principal balance of residential mortgage loans sold subject to recourse obligations totaled $289 million at December 31, 2010 and $331 million at December 31, 2009.  The separate allowance for these off-balance sheet commitments was $17 million at December 31, 2010 and $14 million at December 31, 2009.  At December 31, 2010, approximately 6% of the loans sold with recourse with an outstanding principal balance of $16 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 6% with an outstanding balance of $18 million were past due 30 to 89 days.  The provision for credit losses on loans sold with recourse totaled $7.9 million during 2010 and $12 million during 2009 and is included in mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	2010	2009	2008
Beginning balance	$13,781	$8,767	$3,560
Provision for recourse losses	7,895	12,210	8,577
Loans charged off, net	(5,009)	(7,196)	(3,370)
Ending balance	$$16,667	$13,781	$8,767

The Company also has off-balance sheet credit risk for residential mortgage loans sold to government sponsored entities due to standard representation and warranties made under contractual agreements.  For the year ended December 31, 2010, we have repurchased 11 loans for approximately $301 thousand.  Losses incurred on these loans have been minimal.  At December 31, 2010 we have unresolved deficiency requests from the agencies on 140 loans with an aggregate outstanding principal balance of $22 million.  During 2010, the Company established an allowance of $2.0 million for credit losses related to loans potentially to be repurchased under representation and warranties which is included in Other liabilities on the Consolidated Balance Sheet and in mortgage banking costs in the Consolidated Statement of Earnings.  No amounts have been charged against this allowance as of December 31, 2010.

(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	2010	2009	2008
Transaction deposits	$38,886	$51,607	$121,403
Savings	719	614	676
Time:
Certificates of deposits under $100,000	31,210	57,486	70,806
Certificates of deposits $100,000 and over	19,235	37,193	78,965
Other time deposits	16,215	17,462	17,074
Total time	66,660	112,141	166,845
Total	$106,265	$164,362	$288,924

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 were $2.2 billion and $2.1 billion, respectively.

Time deposit maturities are as follows:  2011 – $1.9 billion, 2012 – $670 million, 2013 – $149 million, 2014 – $71 million, 2015 – $235 million and $519 million thereafter.  At December 31, 2010 and 2009, the Company had $210 million and $169 million, respectively, in fixed rate, brokered certificates of deposits.  The weighted-average interest rate paid on these certificates was 3.82% in 2010 and 3.88% in 2009.

Interest expense on time deposits was reduced by $4.0 million in 2010, $11.5 million in 2009 and $6.9 million in 2008 from the net accrued settlement of interest rate swaps.

The aggregate amount of overdrawn transaction deposits that have been reclassified as loan balances was $13.5 million at December 31, 2010 and $13.0 million at December 31, 2009.

(9) Other Borrowings

Information relating to other borrowings is summarized as follows (dollars in thousands):

	December 31,
	2010			2009			2008
			Maximum			Maximum			Maximum
			Outstanding			Outstanding			Outstanding
			At Any			At Any			At Any
	Balance	Rate	Month End	Balance	Rate	Month End	Balance	Rate	Month End

Parent Company:
Revolving, unsecured line	$–	–%	$–	$–	–%	$50,000	$50,000	3.78%	$50,000
Trust preferred debt	7,217	6.42	7,217	7,217	6.42	12,372	12,372	6.39	12,372
Total parent company	7,217			7,217			62,372
Subsidiary Banks:
Funds purchased	1,025,018	0.11	1,465,983	1,315,133	0.14	2,002,285	1,586,806	0.18	1,913,686
Repurchase agreements	1,258,762	0.59	1,258,762	1,156,610	0.46	1,156,610	1,438,593	1.33	2,034,341
Federal Home Loan Bank advances	801,797	0.14	2,277,977	1,253,051	0.23	2,053,130	991,401	1.76	2,391,618
Federal Reserve advances	–	–	400,000	850,000	0.25	1,100,000	450,000	0.24	450,000
Subordinated debentures	398,701	5.78	398,701	398,539	5.53	398,539	398,407	5.51	398,407
Other	24,564	0.46	25,326	23,089	0.22	31,577	18,281	0.06	31,855
Total subsidiary banks	3,508,842	0.95		4,996,422	0.70		4,883,488	1.30
Total other borrowings	$3,516,059	0.98		$5,003,639	0.72		$4,945,860	1.32

Aggregate annual principal repayments at December 31, 2010 are as follows (in thousands):

	Parent	Subsidiary
	Company	Banks

2011	$–	$3,101,394
2012	–	1,025
2013	–	525
2014	–	525
2015	–	149,441
Thereafter	7,217	255,932
Total	$7,217	$3,508,842

Funds purchased are unsecured and generally mature within one to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within 90 days and are secured by certain available for sale securities.  Accrued interest payable related to repurchase agreements totaled $186 thousand at December 31, 2010 and $194 thousand at December 31, 2009.

Additional information relating to securities sold under agreements to repurchase and related liabilities at December 31, 2010 and 2009 is as follows (dollars in thousands):

	December 31, 2010
	Amortized	Market	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability1	Rate
U.S. Agency Securities:
Overnight1	$1,357,440	$1,399,570	$1,108,769	0.25%
Short-term	132,130	139,344	170,155	4.72
Total Agency Securities	$1,489,570	$1,538,914	$1,278,924	0.85%

	December 31, 2009
	Amortized	Market	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability1	Rate
U.S. Agency Securities:
Overnight1	$1,188,400	$1,170,682	$1,006,619	0.31%
Long-term	139,674	145,888	163,088	4.71
Total Agency Securities	$1,328,074	$1,316,570	$1,169,707	0.93%
1
BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances.  The Federal Home Loan Banks have issued letters of credit totaling $465 million to secure BOK Financial’s obligations to depositors of public funds.  The unused credit available to BOK Financial at December 31, 2010 pursuant to the Federal Home Loan Bank’s collateral policies is $1.5 billion.

In 2008, the subsidiary banks began borrowing funds under the Federal Reserve Bank Term Auction Facility program.  This is a temporary program which allows banks that are in generally sound financial condition to bid for funds.  Funds are borrowed for either 28 or 84 days and are secured by a pledge of eligible collateral.   Funds borrowed under this program totaled $850 million at December 31, 2009.  The Term Auction Facility program was terminated and all outstanding debt repaid in 2010.

The Company has a $100 million unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder.  The amended terms of the credit agreement reduce the size of the credit agreement from $188 million to $100 million.  Interest on the outstanding balance due to Mr. Kaiser is based on one-month LIBOR plus 250 basis points and is payable quarterly.  Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 50 basis points.  This credit agreement matures in December, 2012.  There were no amounts outstanding under this credit agreement as of December 31, 2010 or 2009.

In 2007, Bank of Oklahoma issued $250 million of subordinated debt due May 15, 2017.  Interest on this debt is based upon a fixed rate of 5.75% through May 14, 2012 and on a floating rate of three-month LIBOR plus 0.69% thereafter.  The proceeds of this debt were used to fund the Worth National Bank and First United Bank acquisitions and to fund continued asset growth.

In 2005, Bank of Oklahoma issued $150 million of 10-year, fixed rate subordinated debt.  The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%.  The proceeds of this debt were used to repay $95 million of BOK Financial’s unsecured revolving line of credit and to provide additional capital to support asset growth.  During 2006, a $150 million notional amount interest rate swap was designated as a hedge of changes in fair value of the subordinated debt due to changes in interest rates.  The Company received a fixed rate of 5.257% and paid a variable rate based on 1-month LIBOR.  This fair value hedging relationship was discontinued and the interest rate swap was terminated in April 2007.

 (10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax liabilities:
Available for sale securities mark-to-market	$77,700	$6,500
Valuation adjustments	28,600	30,000
Mortgage servicing rights	43,800	37,900
Lease financing	14,700	18,200
Other	2,400	9,300
Total deferred tax liabilities	167,200	101,900
Deferred tax assets:
Stock-based compensation	8,300	7,100
Credit loss allowances	116,900	115,900
Valuation adjustments	36,400	26,000
Deferred book income	12,700	17,800
Deferred compensation	22,300	17,000
Book expense in excess of pension contribution	1,000	2,300
Other	27,700	22,600
Total deferred tax assets	225,300	208,700
Deferred tax assets in excess of deferred tax liabilities	$58,100	$106,800

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year ended December 31,
	2010	2009	2008
Current tax expense:
Federal	$132,165	$112,163	$108,879
State	17,618	16,759	7,377
Total current tax expense	149,783	128,922	116,256
Deferred tax (benefit):
Federal	(24,714)	(19,835)	(47,685)
State	(1,712)	(2,382)	(3,662)
Total deferred tax (benefit)	(26,426)	(22,217)	(51,347)
Total income tax expense	$123,357	$106,705	$64,909

The reconciliations of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Amount:
Federal statutory tax	$130,078	$108,752	$73,710
Tax exempt revenue	(5,404)	(4,616)	(4,173)
Effect of state income taxes, net of federal benefit	9,740	9,165	1,278
Non-controlling interest	(539)	(1,204)	2,643
Utilization of tax credits	(6,317)	(1,327)	(1,234)
Bank-owned life insurance	(4,133)	(3,424)	(3,555)
Charitable contribution	–	–	(2,852)
Reduction of tax accrual	(2,245)	–	(2,437)
Other, net	2,177	(641)	1,529
Total	$123,357	$106,705	$64,909

Due to the favorable resolution of certain tax issues for the tax periods ended December 31, 2004 and December 31, 2006, BOK Financial reduced its tax accrual by $2.4 million and $2.2 million in 2008 and 2010, respectively, which was credited against current income tax expense.

	Year ended December 31,
	2010	2009	2008
Percent of pretax income:
Federal statutory rate	35%	35%	35%
Tax-exempt revenue	(1)	(2)	(2)
Effect of state income taxes, net of federal benefit	3	3	1
Non-controlling interest	–	(1)	1
Utilization of tax credits	(2)	–	–
Bank-owned life insurance	(1)	(1)	(2)
Charitable contribution	–	–	(1)
Reduction of tax accrual	(1)	–	(1)
Total	33%	34%	31%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009
Balance as of January 1	$12,300	$13,200
Additions for tax for current year positions	3,700	4,050
Settlements during the period	–	–
Decreases in tax for prior year positions	–	(700)
Lapses of applicable statute of limitations	(4,100)	(4,250)
Balance as of December 31	$11,900	$12,300

Any of the above unrecognized tax benefits, if recognized, would affect the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  The Company recognized $1.3 million for 2010 and $1.4 million for 2009, in interest and penalties.  The Company had approximately $3 million and $2.7 million for the payment of interest and penalties accrued as of December 31, 2010 and

2009, respectively.  Federal statutes remain open for federal tax returns filed in the previous three reporting periods.  Various state income tax statutes remain open for the previous three to six reporting periods.

(11) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006.  No participants may be added to the plan and no additional service benefits will be accrued.  Interest will continue to accrue on employees’ account balances at 5.25%.

The following table presents information regarding this plan (dollars in thousands):

	December 31,
	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$46,581	$39,099
Service cost	–	–
Interest cost	2,257	2,403
Actuarial (gain) loss	1,489	7,517
Benefits paid	(1,954)	(2,438)
Projected benefit obligation at end of year1,2	$48,373	$46,581

Change in plan assets:
Plan assets at fair value at beginning of year	$41,689	$35,301
Actual return on plan assets	4,742	8,826
Company contributions	–	–
Benefits paid	(1,954)	(2,438)
Plan assets at fair value at end of year	$44,477	$41,689

Funded status of the plan	$(3,896)	$(4,892)

Components of net periodic benefit costs:
Service cost	$–	$–
Interest cost	2,257	2,403
Expected return on plan assets	(2,126)	(2,190)
Amortization of unrecognized net loss	2,912	2,180
Net periodic pension cost (benefit)	$3,043	$2,393

1	Projected benefit obligation equals accumulated benefit obligation.
2	Projected benefit obligation is based on a January 1 measurement date.

Weighted-average assumptions as of December 31:
Discount rate	4.75%	5.15%
Expected return on plan assets	5.25%	5.25%
Rate of compensation increase	N/A	N/A

As of December 31, 2010, expected future benefit payments related to the Pension Plan were as follows (in thousands):

2011	$5,455
2012	3,351
2013	3,672
2014	3,555
2015	3,604
2016 through 2019	17,092
$36,729

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Balanced Fund. The stated objective of this fund is to provide an attractive total return through a broadly diversified mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund’s securities.  If market quotations are not readily available, the securities’ fair values are determined by the Fund’s pricing committee.  The inception-to-date return on the fund, which is used as an indicator when setting the expected return on plan assets, was 7.01%.  As of December 31, 2010, the expected return on plan assets for 2011 is 5.25%.  The maximum allowed and minimum required Pension Plan contributions for 2010 were $22.6 million and $245 thousand, respectively.  The minimum contribution was made for 2010 and 2009.  No contribution was made for 2008.  We expect approximately $3.2 million of net pension costs currently in accumulated other comprehensive income to be recognized as net periodic pension cost in 2011.

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the plan.  The Company-provided matching contribution rates range from 50% for employees with less than four years of service to 200% for employees with 15 or more years of service.  Additionally, a maximum Company-provided, non-elective annual contribution of up to $750 is made for employees whose annual base compensation is less than $40,000.  Total non-elective contributions were $1.0 million for 2010, $998 thousand in 2009 and $955 thousand in 2008.

Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund.  Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years.  Thrift Plan expenses were $14.3 million for 2010, $13.0 million for 2009 and $12.1 million for 2008.

BOK Financial also sponsors a defined benefit post-retirement employee medical plan, which pays 50 percent of annual medical insurance premiums for retirees who meet certain age and service requirements. Assets of the retiree medical plan consist primarily of shares in a cash management fund. The post-retirement medical plan is limited to current retirees and certain employees who were age 60 or older at the time the plan was frozen in 1993. The net obligation recognized under the plan was $2.2 million at December 31, 2010 and December 31, 2009. A 1% change in medical expense trends would not significantly affect the net obligation or cost of this plan.

BOK Financial offers numerous incentive compensation plans that are aligned with the Company’s growth strategy.  Compensation awarded under these plans may be based on defined formulas, other performance criteria or discretionary.  Incentive compensation is designed to motivate and reinforce sales and customer service behavior in all markets.  Earnings were charged $104.0 million in 2010, $91.2 million in 2009 and $83.2 million in 2008 for incentive compensation plans.

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

These awards include stock options that are subject to vesting requirements. Generally, one-seventh of the options awarded vest annually and expire three years after vesting.  Additionally, stock options that vest in two years and expire 45 days after vesting have been awarded.  Non-vested shares are also granted.  These shares vest five years after the grant date.  The holders of these shares may be required to retain the shares for a three-year period after vesting.

The Chief Executive Officer and other senior executives participate in an Executive Incentive Plan.  The number of options and non-vested shares may increase or decrease based upon the Company’s growth in earnings per share over a three-year period compared to the median growth in earnings per share for a designated peer group of financial institutions and other individual performance factors.

The following table presents options outstanding during 2008, 2009 and 2010 under these plans:

		Weighted-
		Average
		Exercise
	Number	Price
Options outstanding at December 31, 2007	3,318,170	$43.50
Options awarded	1,098,172	47.71
Options exercised	(498,700)	33.05
Options forfeited	(271,250)	47.96
Options expired	(70,924)	49.91
Options outstanding at December 31, 2008	3,575,468	$45.77
Options awarded	913,880	37.24
Options exercised	(280,572)	33.49
Options forfeited	(487,793)	44.83
Options expired	(199,220)	51.76
Options outstanding at December 31, 2009	3,521,763	$44.58
Options awarded	345,945	48.30
Options exercised	(486,280)	39.29
Options forfeited	(97,443)	46.89
Options expired	(148,651)	51.35
Options outstanding at December 31, 2010	3,135,334	$45.62
Options vested at December 31, 2010	805,781	$45.26

The following table summarizes information concerning currently outstanding and vested stock options:

Options Outstanding				Options Vested
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Vested	Price

$28.27 – 30.87	96,626	1.34	$30.18	96,626	$30.18
36.65	652,241	5.00	36.65	19,175	36.65
37.74	148,014	2.00	37.74	91,564	37.74
38.91 – 44.30	32,615	0.12	39.90	32,615	39.90
45.15 – 47.34	314,626	2.50	47.31	154,331	47.30
47.05 – 48.53	380,363	3.00	47.06	147,221	47.06
47.67	43,383	1.00	47.67	–	–
48.30	241,294	6.00	48.30	–	–
48.46	649,622	4.00	48.46	83,383	48.46
54.33	576,550	3.50	54.33	180,866	54.33

Compensation expense for stock options is generally recognized based on the fair value of options granted over the options’ vesting period.  The fair value of options was determined as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008

Average risk-free interest rate1	2.36%	1.32%	3.50%
Dividend yield	2.00%	2.50%	1.70%
Volatility factors	0.261	0.218	0.147
Weighted average expected life	4.9 years	4.9 years	4.9 years
Weighted average fair value	$10.17	$5.36	$7.09

1Average risk-free interest rate represent U.S. Treasury rates matched to the expected life of the options.

Compensation cost of stock options granted that may be recognized as compensation expense in future years totaled $6.7 million at December 31, 2010.  Subject to adjustments for forfeitures, we expect to recognize compensation expense for current outstanding options of $3.0 million in 2011, $1.8 million in 2012, $1.0 million in 2013, $530 thousand in 2014, $230 thousand in 2015 and $100 thousand thereafter.

Stock option expense was $8.3 million for 2010, $5.9 million for 2009 and $7.8 million for 2008.  The intrinsic value of options exercised was $6.1 million for 2010, $3.8 million for 2009 and $11.8 million for 2008.  The aggregate intrinsic value of options outstanding as of December 31, 2010 and 2009 was $24.4 million and $10.4 million, respectively.  The aggregate intrinsic value of options exercisable as of December 31, 2010 and 2009 was $6.6 million and $3.7 million, respectively.

As of December 31, 2010, the Company had awarded a total of 415,508 non-vested common shares, including 173,857 awarded in 2010.  The weighted average grant date fair value of non-vested shares awarded in 2010 was $48.30 per share.  During 2010, 24,535 shares which had an average grant date fair value of $47.05 per share vested and 5,912 shares which had an average grant date fair value of $40.59 per share were forfeited.  Unrecognized compensation cost of non-vested shares totaled $10.0 million at December 31, 2010.  Subject to adjustment for forfeitures, we expect to recognize compensation expense of $4.2 million in 2011, $2.2 million in 2012, $2.1 million in 2013, $1.4 million in 2014 and $100 thousand in 2015.

BOK Financial permits certain executive officers to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock.

Stock-based compensation subject to these deferral plans is recognized as a liability award rather than as an equity award.  Compensation expense is based on the fair value of the award recognized over the vesting period.  At December 31, 2010, the recorded obligation for liability awards was $2.0 million.  Compensation cost of liability awards was an expense of $1.9 million in 2010, $1.3 million in 2009 and a benefit of $471 thousand in 2008.

During January 2011, BOK Financial awarded the following stock-based compensation:

		Exercise	Fair Value /
	Number	Price	Award

Equity awards:
Stock options	282,718	$55.94	$11.92
Non-vested stock	119,305	–	55.94
Total equity awards	402,023
Total stock-based awards	402,023

The aggregate compensation cost of these awards totaled approximately $9.8 million.  This cost will be recognized over the vesting periods, subject to adjustments for forfeitures.  None of the stock-based compensation awards in January 2011 are subject to deferred compensation plans.

(13) Related Parties

In compliance with applicable regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as “related parties”) in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements.  The Company’s loans to related parties do not involve more than the normal credit risk and there are no nonaccrual or impaired related party loans outstanding at December 31, 2010 or 2009.  Activity in loans to related parties is summarized as follows (in thousands):

	2010	2009
Beginning balance	$217,698	$207,140
Advances	510,663	676,743
Payments	(544,977)	(666,159)
Adjustments1	(14,449)	(26)
Ending balance	$168,935	$217,698

1	Adjustments generally consist of changes in status as a related party.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services.  The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

The Company has an unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder as more fully described in Note 9.  The Company also rents office space in facilities owned by affiliates of Mr. Kaiser.  Lease payments totaled $1.1 million for 2010, $1.0 million for 2009 and $1.1 million for 2008.

In 2008, the Company entered into a $25 million loan commitment with the Tulsa Community Foundation (“TCF”) to be secured by tax-exempt bonds purchased from the Tulsa Stadium Trust (the “Stadium Trust”) by TCF.  The Stadium Trust is an Oklahoma public trust, of which the City of Tulsa is the sole beneficiary.  Stanley A. Lybarger, President and CEO of the Company, is Chairman of the Stadium Trust.

In 2008, the Company sold transferable Oklahoma state income tax credits with face amounts of $5.1 million to Mr. Kaiser and $100 thousand to Mr. Lybarger. The credits were sold for cash at estimated fair value which was derived from sales of the same credits to non-related parties and sales of similar credits by unrelated entities.  No Oklahoma state income tax credits were sold to related parties in 2010 or 2009.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of BOk, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act").  BOk is custodian and BOSC, Inc. is distributor for the Funds.  The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business.  Approximately 99% of the Funds’ assets of $2.5 billion are held for the Company's clients.  A Company executive officer serves on the Funds' board of trustees and BOk officers serve as president and secretary of the Funds.  A majority of the members of the Funds’ board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

(14) Commitments and Contingent Liabilities

BOSC, Inc. has been joined as a defendant in a putative class action brought on behalf of unit holders of SemGroup Energy Partners, LP in the United States District Court for the Northern District of Oklahoma.  The lawsuit is brought pursuant to Sections 11 and 12(a)(2) of the Securities Act of 1933 against all of the underwriters of issuances of partnership units in the Initial Public Offering in July 2007 and in a Secondary Offering in January 2008.  BOSC underwrote $6.25 million of units in the Initial Public Offering.  BOSC was not an underwriter in the Secondary Offering.  Counsel for BOSC believes BOSC has valid defenses to the claims asserted in the litigation.  A settlement in principle, subject to court approval, among the issuer, the underwriters, and all parties to the litigation has been reached at no material loss to BOSC.

In 2010, Bank of Oklahoma, National Association was named as a defendant in three putative class actions alleging that the manner in which the bank posted charges to its consumer demand deposit accounts breached an implied obligation of good faith and fair dealing and violates the Oklahoma Consumer Protection Act.  The actions also allege that the manner in which the bank posted charges to its consumer demand deposit accounts is unconscionable, constitutes conversion and unjustly enriches the bank.  Two of the actions are pending in the District Court of Tulsa County.  The third action, originally brought in the United States District Court for the Western District of Oklahoma, has been transferred to Multi-District Litigation in the Southern District of Florida.  Each of the three actions seeks to establish a class consisting of all consumer customers of the bank.  The amount claimed by the plaintiffs has not been determined, but could be material.  Management has been advised by counsel that, in its opinion, the Company’s overdraft practices meet all requirements of law and the Bank has substantial defenses to the claims.  Based on currently available information, management has established an accrual within a reasonable range of probable losses and anticipates the claims will be resolved without material loss to the Company.

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan.  A contingent liability was recognized for the Company’s share of Visa’s covered litigation liabilities.  This contingent liability totaled $3.6 million at December 31, 2010.  During 2008, Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering and from available cash.  BOK Financial recognized a $3.6 million receivable for its proportionate share of this escrow account.

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

At December 31, 2010 Cavanal Hill Funds’ assets included $915 million of U.S. Treasury, $868 million of cash management, $403 million of tax-free money market funds and $272 million of other funds.  Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities.  The net asset value of units in these funds was $1.00 at December 31, 2010.  An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries.  BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.  No assets were purchased from the funds in 2010, 2009 or 2008.

Cottonwood Valley Ventures, Inc. (“CVV, Inc.”), an indirect wholly-owned subsidiary of BOK Financial, is being audited by the Oklahoma Tax Commission (“OTC”) for tax years 2007 through 2009.  CVV, Inc. is a qualified venture capital company under the applicable Oklahoma statute.  As authorized by the statute, CVV, Inc. generates transferable Oklahoma state income tax credits by providing direct debt financing to private companies which qualify as statutory business ventures.  Due to certain statutory limitations on utilization of such credits, CVV, Inc. must sell the majority of the credits to provide the economic incentives provided for by the statute.  In the event the OTC disallows any such credits, CVV, Inc. would be required to indemnify purchasers for the tax credits disallowed.  Management does not anticipate that this audit will have a material adverse impact to the consolidated financial statements.

BOk is obligated under a long-term lease for its bank premises owned by Williams Companies, Inc. and located in downtown Tulsa. The former Chairman and CEO of the Williams Companies, Inc. is a director of BOK Financial Corporation.  The lease term, which began November 1, 1976, is for fifty-seven years with options to terminate in 2014 and 2024. Annual base rent is $3.2 million. BOk subleases portions of its space for annual rents of $206 thousand in 2010. Net rent expense on this lease was $3.0 million in 2010, 2009 and 2008.  Total rent expense for BOK Financial was $21.2 million in 2010, $21.4 million in 2009 and $20.3 million in 2008.

At December 31, 2010, future minimum lease payments for equipment and premises under operating leases were as follows:  $17.0 million in 2011, $15.8 million in 2012, $13.5 million in 2013, $12.7 million in 2014, $11.9 million in 2015 and $87.5 million thereafter.  Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in the consumer price index or similar benchmarks.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. These balances were $950 million and $723 million at December 31, 2010 and 2009, respectively.

BOSC, Inc., a wholly-owned subsidiary of BOK Financial, is an introducing broker to Pershing, LLC for retail equity investment transactions.  As such, it has indemnified Pershing, LLC against losses due to a customer’s failure to settle a transaction or to repay a margin loan.  All unsettled transactions and margin loans are secured as required by applicable regulation.  The amount of customer balances subject to indemnification totaled $2.3 million at December 31, 2010.

At December 31, 2010 and 2009, respectively, the Company’s interest in various unrelated alternative investments totaled $46 million and $39 million and is included in Other assets in the Consolidated Balance Sheets.  Alternative investments generally consist of unconsolidated limited partnership interests in or loans to entities that invest in distressed real estate loans and properties, energy development, venture capital and other activities.  The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments and the Company’s maximum exposure to loss is restricted to its investment balance.  At December 31, 2010, the Company has an obligation to fund alternative investments of $19 million which is included in Other liabilities in the Consolidated Balance Sheets.

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”).  The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships.  The Funds generally invested in distressed assets, asset buy-outs or venture capital companies.  At December 31, 2010, the Funds’ assets, included in Other assets in the Consolidated Balance Sheets, totaled $25 million and the limited partners’ ownership interests in the Funds, included in Non-controlling interest in the Consolidated Balance Sheets, totaled $22 million.  At December 31, 2009, the Fund’s assets totaled $23 million and the limited partners’ ownership interests in the Funds totaled $19 million.  The Funds have no debt.  The general partner has contingent obligations to make additional investments totaling $14 million as of December 31, 2010, substantially all of which are offset by limited partner commitments.  The Company does not accrue its contingent liability to fund investments.

Bank of Oklahoma guarantees rents totaling $28.7 million through September, 2017 to the City of Tulsa (“City”) as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building.  All rent payments are current.  Remaining guaranteed rents totaled $20 million at December 31, 2010.  Leases expire or are subject to lessee termination options before expiration of the Bank’s guarantee agreement.  In return for this guarantee, Bank of Oklahoma will receive 80% of net cash flow as defined in an agreement with the City over the next 10 years from currently vacant space in the same building.  Approximately 34 thousand square feet of this additional space has been rented to outside parties since the date of the agreement.  The maximum amount that Bank of Oklahoma may receive under this agreement is $4.5 million.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings will not be material in the aggregate.

(15) Shareholders’ Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized.  The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million.  No Series A Preferred Stock was outstanding in 2010, 2009 or 2008.

Common Stock

Common stock consists of 2.5 billion authorized shares with a $0.00006 par value. Holders of common shares are entitled to one vote per share at the election of the Board of Directors and on any question arising at any shareholders’ meeting and to receive dividends when and as declared.  Additionally, regulations restrict the ability of national banks and bank holding companies to pay dividends.

Cash dividends paid on common stock totaled $67 million in 2010, $64 million in 2009 and $59 million in 2008.

Subsidiary Banks

The amounts of dividends that BOK Financial’s subsidiary banks can declare and the amounts of loans the subsidiary banks can extend to affiliates are limited by various federal banking regulations and state corporate law. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amounts of dividends are further restricted by minimum capital requirements.  Based on the most restrictive limitations as well as management’s internal capital policy, at December 31, 2010, BOKF subsidiaries could declare up to $82 million of dividends without regulatory approval.  The subsidiary banks declared and paid dividends of $280 million in 2010, $172 million in 2009 and $76 million in 2008.

As defined by banking regulations, loan commitments and equity investments to a single affiliate may not exceed 10% of unimpaired capital and surplus and loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus.   All loans to affiliates must be fully secured by eligible collateral.  At December 31, 2010, loan commitments and equity investments were limited to $243 million to a single affiliate and $486 million to all affiliates.  The largest loan commitment and equity investment to a single affiliate was $167 million and the aggregate loan commitments and equity investments to all affiliates were $253 million.  The largest outstanding amount to a single affiliate was $53 million and the total outstanding amounts to all affiliates were $68 million.  At December 31, 2009, total loan commitments and equity investments to all affiliates were $323 million.  Total outstanding amounts to all affiliates were $83 million.

Regulatory Capital

BOK Financial and its banking subsidiaries are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a material effect on BOK Financial’s operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

For a banking institution to qualify as well capitalized, Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders’ equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets.  Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations. All of BOK Financial’s banking subsidiaries exceeded the regulatory definition of well capitalized.

	December 31,
	2010		2009
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$2,651,771	16.20%	$2,492,771	14.43%
BOk	1,528,078	13.47	1,623,887	13.82
Bank of Texas	479,682	12.26	452,420	10.62
Bank of Albuquerque	143,225	18.45	131,523	16.99
Bank of Arkansas	38,065	18.18	37,202	16.13
Colorado State Bank and Trust	97,592	13.76	93,201	12.16
Bank of Arizona	31,298	12.05	28,023	10.63
Bank of Kansas City	20,408	19.45	14,679	17.86
Tier I Capital (to Risk Weighted Assets):
Consolidated	$2,076,525	12.69%	$1,876,778	10.86%
BOk	1,017,458	8.97	1,079,037	9.18
Bank of Texas	430,534	11.00	398,937	9.36
Bank of Albuquerque	133,487	17.20	121,816	15.73
Bank of Arkansas	35,423	16.92	34,286	14.87
Colorado State Bank and Trust	88,723	12.51	85,328	11.13
Bank of Arizona	27,977	10.77	24,676	9.36
Bank of Kansas City	19,247	18.34	13,771	16.75
Tier I Capital (to Average Assets):
Consolidated	$2,076,525	8.74%	$1,876,778	8.05%
BOk	1,017,458	5.80	1,079,037	6.45
Bank of Texas	430,534	8.06	398,937	7.24
Bank of Albuquerque	133,487	7.19	121,816	6.54
Bank of Arkansas	35,423	11.91	34,286	12.85
Colorado State Bank and Trust	88,723	6.85	85,328	6.96
Bank of Arizona	27,977	10.16	24,676	9.60
Bank of Kansas City	19,247	6.21	13,771	10.17

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

	Unrealized	Other	Accumulated	Unrealized
	Gain (Loss)	Than	Loss on	Loss
	On Available	Temporary	Effective	On
	For Sale	Impairment	Cash Flow	Employee
	Securities	Losses	Hedges	Benefit Plans	Total
Balance at December 31, 2007	$(22,775)	$–	$(1,461)	$(6,998)	$(31,234)
Unrealized losses on securities	(236,990)	–	–	–	(236,990)
Unrealized gains on cash flow hedges	–	–	139	–	139
Unrealized losses on employee benefit plans	–	–	–	(16,434)	(16,434)
Tax benefit (expense) on unrealized gains (losses)	70,492	–	(54)	6,393	76,831
Reclassification adjustment for (gains) losses realized and included in net income	(21,926)	–	289	–	(21,637)
Reclassification adjustment for tax expense (benefit) on realized gains (losses)	6,551	–	(112)	–	6,439
Balance at December 31, 2008	$(204,648)	$–	$(1,199)	$(17,039)	$(222,886)
Unrealized gains on securities	418,477	10,053	–	–	428,530
Other-than-temporary impairments losses on securities	–	(94,741)	–	–	(94,741)
Unrealized gains on employee benefit plans	–	–	–	926	926
Tax benefit (expense) on unrealized gains (losses)	(146,743)	31,688	–	(360)	(115,415)
Reclassification adjustment for (gains) losses realized and included in net income	(11,970)	–	262	–	(11,708)
Reclassification adjustment for tax expense (benefit)on realized gains (losses)	4,656	–	(102)	–	4,554
Balance at December 31, 2009	$59,772	$(53,000)	$(1,039)	$(16,473)	$(10,740)
Unrealized gains on securities	170,193	30,011	–	–	200,204
Other-than-temporary impairments losses on securities	–	(2,151)	–	–	(2,151)
Unrealized gains on employee benefit plans	–	–	–	4,412	4,412
Tax benefit (expense) on unrealized gains (losses)	(58,825)	(10,136)	–	(1,716)	(70,677)
Reclassification adjustment for (gains) losses realized and included in net income	(21,882)	–	264	–	(21,618)
Reclassification adjustment for tax expense (benefit)on realized gains (losses)	8,512	–	(103)	–	8,409
Balance at December 31, 2010	$157,770	$(35,276)	$(878)	$(13,777)	$107,839

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

	Year ended December 31,
	2010	2009	2008
Numerator:
Net income	$246,754	$200,578	$153,232
Earnings allocated to participating securities	(1,583)	(818)	(384)
Numerator for basic earnings per share – income available to common shareholders	245,171	199,760	152,848
Effect of reallocating undistributed earnings of participating securities	3	1	(40)
Numerator for diluted earnings per share – income available to common shareholders	$245,174	$199,761	$152,808
Denominator:
Weighted average shares outstanding	68,062,047	67,653,035	67,428,086
Less: Participating securities included in weighted average shares outstanding	(434,312)	(277,648)	(125,096)
Denominator for basic earnings per common share	67,627,735	67,375,387	67,302,990
Dilutive effect of employee stock compensation plans 1	203,999	112,557	158,371
Denominator for diluted earnings per common share	67,831,734	67,487,944	67,461,361
Basic earnings per share	$3.63	$2.96	$2.27
Diluted earnings per share	$3.61	$2.96	$2.27
1 Excludes employee stock options with exercise prices greater than current market price.	1,245,483	2,735,375	1,571,239

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

A summary of our reportable segments reconciled to the consolidated financial statements is included in the tables following.  Other operating revenue includes Total fees and commission and Gain (loss) on other assets, net from the Consolidated Statement of Earnings.  Operating expenses include Total other operating expense from the Consolidated Statement of Earning excluding the Changes in fair value of mortgage servicing right and Gains (loss) on repossessed assets, net which is included in Net losses and operating expenses of repossessed assets from the Consolidated Statement of Earnings.  Gain (losses) on financial instruments, net includes Gain (loss) on derivative, net; Gain on securities, net and the Net impairment losses recognized in earnings.  Net loans charged off and provision for credit losses represents net loans charged off as attributed to the lines of business and the provision for credit losses in excess of net charge-offs included attributed to Funds Management and Other.

(In thousands)	Year ended December 31, 2010
				Funds	Tax-
	Commercial	Consumer	Wealth	Management	Equivalent
	Banking	Banking	Management	and Other	Adjustment	Total

Net interest revenue (expense) from external sources	$341,770	$86,594	$32,634	$238,896	$9,158	$709,052
Net interest revenue (expense) from internal sources	(44,685)	47,360	11,913	(14,588)	–	–
Total net interest revenue	297,085	133,954	44,547	224,308	9,158	709,052

Other operating revenue	140,364	203,840	164,942	6,087	–	515,233
Operating expense	213,916	244,118	177,952	97,212	–	733,198
Net loans charged off and provision for credit losses	70,193	23,057	11,128	761	–	105,139
Change in fair value of mortgage servicing rights	–	3,661	–	–	–	3,661
Gains (losses) on financial instruments, net	–	11,756	282	(6,363)	–	5,675
Losses on repossessed assets, net	(19,392)	(907)	–	(3,334)	–	(23,633)
Income before taxes	133,948	85,129	20,691	122,725	9,158	371,651
Federal and state income tax	52,106	33,115	8,049	30,087	–	123,357
Net income before non-controlling interest	81,842	52,014	12,642	92,638	9,158	248,294
Net income attributable to non-controlling interest	–	–	–	1,540	–	1,540
Net income attributable to BOK Financial Corp.	$81,842	$52,014	$12,642	$91,098	$9,158	$246,754

Average assets	$8,973,559	$6,244,728	$3,503,370	$5,084,142	$–	$23,805,799
Average invested capital	900,233	478,796	170,385	875,229	–	2,424,643

Performance measurements:
Return on average assets	0.91%	0.83%	0.36%			1.04%
Return on average invested capital	9.09	10.86	7.42			10.18
Efficiency ratio	48.90	72.27	84.95			59.89

(In thousands)	Year ended December 31, 2009
				Funds	Tax-
	Commercial	Consumer	Wealth	Management	Equivalent
	Banking	Banking	Management	and Other	Adjustment	Total

Net interest revenue (expense) from external sources	$345,374	$57,893	$25,899	$273,124	$8,074	$710,364
Net interest revenue (expense) from internal sources	(52,299)	73,565	18,746	(40,012)	–	–
Total net interest revenue	293,075	131,458	44,645	233,112	8,074	710,364

Other operating revenue	133,359	182,895	156,360	12,032	–	484,646
Operating expense	223,227	256,337	171,540	51,788	–	702,892
Net loans charged off and provision for credit losses	100,749	24,366	11,399	59,386	–	195,900
Change in fair value of mortgage servicing rights	–	12,124	–	–	–	12,124
Gains (losses) on financial instruments, net	–	(13,198)	–	21,542	–	8,344
Gains (losses) on repossessed assets, net	(7,500)	1,773	–	(238)	–	(5,965)
Income before taxes	94,958	34,349	18,066	155,274	8,074	310,721
Federal and state income tax	36,939	13,362	7,028	49,376	–	106,705
Net income before non-controlling interest	58,019	20,987	11,038	105,898	8,074	204,016
Net income attributable to non-controlling interest	–	–	–	3,438	–	3,438
Net income attributable to BOK Financial Corp.	$58,019	$20,987	$11,038	$102,460	$8,074	$200,578

Average assets	$10,108,506	$6,149,597	$3,032,007	$3,847,277	$–	$23,137,387
Average invested capital	950,684	493,074	160,276	473,007	–	2,077,041

Performance measurements:
Return on average assets	0.57%	0.34%	0.36%			0.87%
Return on average invested capital	6.10	4.26	6.89			9.66
Efficiency ratio	52.35	81.54	85.34			58.82

(In thousands)	Year ended December 31, 2008
				Funds	Tax-
	Commercial	Consumer	Wealth	Management	Equivalent
	Banking	Banking	Management	and Other	Adjustment	Total

Net interest revenue (expense) from external sources	$451,624	$32,076	$12,617	$142,317	$8,228	$646,862
Net interest revenue (expense) from internal sources	(134,009)	118,728	32,853	(17,572)	–	–
Total net interest revenue	317,615	150,804	45,470	124,745	8,228	646,862

Other operating revenue	106,923	148,885	156,133	(6,153)	–	405,788
Operating expense	216,403	219,024	149,960	42,991	–	628,378
Net loans charged off and provision for credit losses	84,650	16,650	361	100,932	–	202,593
Change in fair value of mortgage servicing rights	–	(34,515)	–	–	–	(34,515)
Gains (losses) on financial instruments, net	4,689	12,525	(7)	5,729	–	22,936
Gains (losses) on repossessed assets, net	(82)	193	–	378	–	489
Income (loss) before taxes	128,092	42,218	51,275	(19,224)	8,228	210,589
Federal and state income tax	49,828	16,423	19,946	(21,288)	–	64,909
Net income before non-controlling interest	78,264	25,795	31,329	2,064	8,228	145,680
Net loss attributable to non-controlling interest	–	–	–	(7,552)	–	(7,552)
Net income attributable to BOK Financial Corp.	$78,264	$25,795	$31,329	$9,616	$8,228	$153,232

Average assets	$11,044,919	$5,764,662	$2,193,386	$2,606,852	$–	$21,609,819
Average invested capital	922,904	469,737	141,555	412,146	–	1,946,342

Performance measurements:
Return on average assets	0.71%	0.45%	1.43%			0.71%
Return on average invested capital	8.48	5.49	22.13			7.87
Efficiency ratio	50.97	73.08	74.38			59.69

(18) Fair Value of Financial Instruments

Fair value is defined by applicable accounting guidance as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal market for the given asset or liability.  Certain assets and liabilities are recorded in the Company’s financial statements at fair value.  Some are recorded on a recurring basis and some on a non-recurring basis

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2010 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$1,269,404				$1,269,404
Trading securities	55,467				55,467

Investment securities:
Municipal and other tax-exempt	184,898				188,577
Other debt securities	154,655				157,528
Total investment securities	339,553				346,105

Available for sale securities:
Municipal and other tax-exempt	72,942				72,942
U.S. agency residential mortgage-backed securities	8,446,908				8,446,908
Privately issued residential mortgage-backed securities	644,210				644,210
Other debt securities	6,401				6,401
Federal Reserve Bank stock	33,424				33,424
Federal Home Loan Bank stock	42,207				42,207
Perpetual preferred stock	22,114				22,114
Equity securities and mutual funds	43,046				43,046
Total available for sale securities	9,311,252				9,311,252

Mortgage trading securities	428,021				428,021
Residential mortgage loans held for sale	263,413	–	–	–	263,413

Loans:
Commercial	5,933,996	0.25 –18.00%	0.57	0.72 – 4.67%	5,849,443
Commercial real estate	2,277,350	0.38 –18.00	1.17	0.29 – 3.81	2,221,443
Residential mortgage	1,828,248	0.38 –18.00	3.65	0.79 – 4.58	1,860,913
Consumer	603,442	0.38 –21.00	0.67	1.98 – 3.91	605,656
Total loans	10,643,036				10,537,454
Allowance for loan losses	(292,971)				–
Net loans	10,350,065				10,537,454

Mortgage servicing rights	115,723				115,723
Derivative instruments with positive fair value, net of cash margin	270,445				270,445
Other assets – private equity funds	25,436				25,436
Deposits with no stated maturity	13,669,893				13,669,893
Time deposits	3,509,168	0.01 –9.64	1.85	0.82 – 1.56	2,979,505
Other borrowings	3,117,358	0.13 –6.58	0.02	0.13 – 2.73	2,982,460
Subordinated debentures	398,701	5.19 –5.82	2.30	3.72	413,328
Derivative instruments with negative fair value, net of cash margin	215,420				215,420

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2009 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$921,216				$921,216
Trading securities	65,354				65,354

Investment securities:
Municipal and other tax-exempt	232,568				238,847
Other debt securities	7,837				7,857
Total investment securities	240,405				246,704

Available for sale securities:
U.S. Treasury	7,020				7,020
Municipal and other tax-exempt	62,201				62,201
U.S. agency residential mortgage-backed securities	7,809,328				7,809,328
Privately issued residential mortgage-backed securities	792,362				792,362
Other debt securities	17,147				17,147
Federal Reserve Bank stock	32,526				32,526
Federal Home Loan Bank stock	78,999				78,999
Perpetual preferred stock	22,275				22,275
Equity securities and mutual funds	50,165				50,165
Total available for sale securities	8,872,023				8,872,023

Mortgage trading securities	285,950				285,950
Residential mortgage loans held for sale	217,826	–	–	–	217,826

Loans:
Commercial	6,207,840	1.04 –18.00%	0.47	0.23 – 3.81%	6,118,613
Commercial real estate	2,491,434	2.00 –18.00	1.24	0.24 – 3.81	2,457,730
Residential mortgage	1,793,622	0.08 –12.75	6.93	0.74 – 4.85	1,920,449
Consumer	786,802	1.75 –21.00	1.26	3.81	807,288
Total loans	11,279,698				11,304,080
Allowance for loan losses	(292,095)				–
Net loans	10,987,603				11,304,080

Mortgage servicing rights	73,824				73,824
Derivative instruments with positive fair value, net of cash margin	343,782				343,782
Other assets – private equity funds	22,917				22,917
Deposits with no stated maturity	11,750,235				11,750,235
Time deposits	3,767,993	0.02 –10.00	2.09	0.06 – 2.34	3,776,149
Other borrowings	4,605,100	0.25 –6.58	0.05	0.06 – 0.25	4,989,509
Subordinated debentures	398,539	5.58	3.55	1.79	442,738
Derivative instruments with negative fair value, net of cash margin	308,360				308,360

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $266 million and $274 million at December 31, 2010 and 2009, respectively.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at December 31, 2010 and 2009.

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

Transfers between levels are recognized as of the end of the reporting period.

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

Fair Value of Financial Instruments Measured on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$55,467	$877	$54,590	$–
Available for sale securities:
Municipal and other tax-exempt	72,942	–	25,849	47,093
U.S. agency residential mortgage-backed securities	8,446,908	–	8,446,908	–
Privately issued residential mortgage-backed securities	644,210	–	644,210	–
Other debt securities	6,401	–	1	6,400
Federal Reserve Bank stock	33,424	–	33,424	–
Federal Home Loan Bank stock	42,207	–	42,207	–
Perpetual preferred stock	22,114	–	22,114	–
Equity securities and mutual funds	43,046	22,344	20,702	–
	9,311,252	22,344	9,235,415	53,493

Mortgage trading securities	428,021	–	428,021	–
Residential mortgage loans held for sale	263,413	–	263,413	–
Mortgage servicing rights	115,723	–	–	115,723	1
Derivative contracts, net of cash margin 2	270,445	–	270,445	–
Other assets – private equity funds	25,436	–	–	25,436

Liabilities:
Certificates of deposit	27,414	–	27,414	–
Derivative contracts, net of cash margin 2	215,420	–	215,420	–
1
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

2	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$65,354	$1,282	$54,272	$9,800
Investment securities	246,704		246,704
Available for sale securities:
U.S. Treasury	7,020	7,020
Municipal and other tax-exempt	62,201		25,603	36,598
Mortgage-backed securities	8,601,690		8,601,690
Other debt securities	17,147		31	17,116
Federal Reserve Bank stock	32,526		32,526
Federal Home Loan Bank stock	78,999		78,999
Perpetual preferred stock	22,275		22,275
Equity securities and mutual funds	50,165	24,424	25,741
	8,872,023	31,444	8,786,865	53,714

Mortgage trading securities	285,950		285,950
Residential mortgage loans held for sale	217,826		217,826
Mortgage servicing rights	73,824			73,824	1
Derivative contracts, net of cash margin 2	343,782	1,175	342,607
Other assets – private equity funds	22,917			22,917

Liabilities:
Certificates of deposit	98,031		98,031
Derivative contracts, net of cash margin 2	308,360	875	307,485

1
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

2
See Note 3 for detail of fair value of derivative contracts by contract type.  The fair value of derivative assets and liabilities based on Quoted Prices in Active Markets for Identical Instruments represents derivative contracts for agricultural products traded on exchanges.

The fair value of certain municipal and other debt securities classified as trading or available for sale are based on significant unobservable inputs.  These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt.  Discount rates are primarily based on interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack of trading volume.  Taxable securities rated investment grade by all nationally recognized rating agencies are generally valued at par to yield 1.76%.  As of December 31, 2010, average yields on comparable short-term taxable securities are generally less than 1%.  Tax-exempt securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 1.15% to 1.45%, which represents a spread of 75 to 80 basis points over average yields of comparable securities as of December 31, 2010.  The resulting estimated fair value of tax-exempt securities rated investments grade ranges from 99.08% to 100% of par value at December 31, 2010.

After other-than-temporary impairment charges, approximately $11 million of our municipal and other tax-exempt securities are rated below investment grade by at least one of the three nationally recognized rating agencies.  The fair value of these securities was determined based on yields ranging from 4.62% to 8.93%.  These yields were determined using a spread of 425 basis points over average yields for comparable municipal securities of varying durations.  The resulting estimated fair value of securities rated below investment grade ranges from 85.13% to 85.34% of par value as of December 31, 2010.  All of these securities are currently paying contractual interest in accordance with their respective terms.

The following represents the changes for the year ended December 31, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

		Available for Sale Securities
	Trading Securities	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at December 31, 2009	$9,800	$36,598	$17,116	$22,917
Transfer from trading to available for sale	(13,090)	12,990	100	–
Purchases, sales, issuances and settlements, net	3,555	(1,468)	(11,081)	2,479
Gain (loss) recognized in earnings
Brokerage and trading revenue	(265)	–	–	–
Gain (loss) on other assets, net	–	–	–	40
Gain on securities, net	–	7	259	–
Other-than-temporary impairment losses	–	(1,019)	–	–
Other comprehensive income (loss)	–	(15)	6	–
Balance December 31, 2010	$–	$47,093	$6,400	$25,436

The following represents the changes for the year ended December 31, 2009 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

		Available for Sale Securities
	Trading Securities	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at December 31, 2008	$-	$–	$–	$15,891
Transfer to significant unobservable inputs	44,650	–	–	–
Transfer from trading to available for sale	(45,890)	32,540	13,350	–
Purchases, sales, issuances and settlements, net	11,850	4,268	3,792	2,906
Gain (loss) recognized in earnings
Brokerage and trading revenue	(810)	–	–	–
Gain (loss) on other assets, net	–	–	–	4,120
Other comprehensive income (loss)	–	(210)	(26)	–
Balance December 31, 2009	$9,800	$36,598	$17,116	$22,917

All trading securities with fair values based on significant unobservable inputs were transferred to available for sale based on sales limitations and banking regulations.

Approximately $45 million of trading securities were transferred to significant unobservable inputs during 2009.    Independent pricing of these securities was discontinued due to a lack of observable inputs.  The Company purchased an additional $12 million of similar securities into the trading portfolio after independent pricing was discontinued.  Losses recognized in earnings during 2009 based on significant unobservable inputs totaled $810 thousand and included $513 thousand on securities transferred and $297 thousand on securities purchased.  There were no transfers from quoted prices in active markets for identical instruments to significant other observable inputs during 2010.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the year ended December 31, 2010:

	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan loss	Gross charge-offs against allowance for recourse loans	Net losses and expenses of repossessed assets, net	Other expense
Impaired loans	$–	$77,665	$–	$$51,058	$265	$–	$–
Real estate and other repossessed assets	–	72,113	1,607	–	–	25,020	–
Other assets – alternative investments	–	–	3,910	–	–	–	1,750

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the year ended December 31, 2009:

	Carrying Value at December 31, 2009			Fair Value Adjustment for the Year Ended December 31, 2009 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan loss	Net losses and expenses of repossessed assets, net	Mortgage banking costs
Impaired loans	$–	$73,195	$–	$73,985	$–	$–
Real estate and other repossessed assets	–	21,042	–	–	8,611	–

The fair value of collateral-dependent impaired loans and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals.  Our appraisal review policies require appraised values to be supported by observable inputs derived principally from or corroborated by observable market data.  Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs.

The fair value of pension plan assets was approximately $44 million and $42 million at December 31, 2010 and 2009, respectively, determined by significant other observable inputs.  Fair value adjustments of pension plan assets along with changes in projected benefit obligation are recognized in other comprehensive income (loss).

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

The fair value of each of our reporting units is estimated by the discounted future earnings method.  Income growth is projected for each of our reporting units over five years and a terminal value is computed.  The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer.  Assumptions used to value our business units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price.  These assumptions are to be significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine fair value of the respective reporting units.  Critical assumptions in our evaluation were a 11% average expected long-term growth rate, a 0.75% volatility factor for BOK Financial common stock, an 11.73% discount rate, and an 12.26% market risk premium.  In general, the growth rate for all reporting units for 2011 is based primarily upon continued expected improvements in credit quality, with steady growth in future years based on the expectation of improving overall economic growth.

Fair Value Election

Certain certificates of deposit were designated as carried at fair value.  This determination is made based on the Company’s intent to convert these certificates from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps that have not been designated as hedging instruments.  The fair value election for these liabilities better represents the economic effect of these instruments on the Company.  At December 31, 2010, the fair value and contractual principal amounts of these certificates was $27 million and $27 million, respectively.  At December 31, 2009, the fair value and contractual principal amount of these certificates was $98 million and $97 million, respectively.  Changes in the fair value of these certificates of deposit are included in Gain (Loss) on Derivatives, net in the Consolidated Statement of Earnings.  Changes in the fair value of certificates of deposits increased pre-tax net income by $1.2 million in 2010 and $7.9 million in 2009 and decreased pre-tax net income by $10.2 million in 2008.

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

(19) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets
(In thousands)	December 31,
	2010	2009

Assets
Cash and cash equivalents	$207,453	$19,088
Securities – available for sale	59,115	49,669
Investment in subsidiaries	2,255,222	2,138,253
Other assets	25,846	47,240
Total assets	$2,547,636	$2,254,250

Liabilities and Shareholders’ Equity
Other liabilities	$25,910	$48,437
Total liabilities	25,910	48,437
Common stock	4	4
Capital surplus	782,805	758,723
Retained earnings	1,743,880	1,563,683
Treasury stock	(112,802)	(105,857)
Accumulated other comprehensive loss	107,839	(10,740)
Total shareholders’ equity	2,521,726	2,205,813
Total liabilities and shareholders’ equity	$2,547,636	$2,254,250

Statements of Earnings
(In thousands)
	2010	2009	2008

Dividends, interest and fees received from subsidiaries	$280,125	$172,023	$76,587
Other operating revenue	1,883	674	359
Total revenue	282,008	172,697	76,946

Interest expense	507	581	2,131
Professional fees and services	795	–	842
Other operating expense	1,632	–	290
Total expense	2,934	581	3,263

Income before taxes and equity in undistributed
income of subsidiaries	279,074	172,116	73,683
Federal and state income tax expense (credit)	415	738	(1,505)

Income before equity in undistributed income of
subsidiaries	278,659	171,378	75,188
Equity in undistributed income of subsidiaries	(31,905)	29,200	78,044
Net income	$246,754	$200,578	$153,232

Statements of Cash Flows
(In thousands)
	2010	2009	2008

Cash flows from operating activities:
Net income	$246,754	$200,578	$153,232
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed income of subsidiaries	31,905	(70,959)	(78,044)
Tax (expense) benefit on exercise of stock options	(425)	276	(895)
Change in other assets	20,713	(45,617)	(3,930)
Change in other liabilities	(20,216)	47,333	(402)
Net cash provided by operating activities	278,731	131,611	69,961

Cash flows from investing activities:
Purchases of available for sale securities	(10,669)	(2,903)	–
Investment in subsidiaries	(21,692)	(26,500)	(16,244)
Net cash used by investing activities	(32,361)	(29,403)	(16,244)

Cash flows from financing activities:
Increase in other borrowings	–	–	50,000
Pay down of other borrowings	–	(50,000)	(50,000)
Issuance of common and treasury stock, net	8,552	10,508	9,533
Cash dividends	(66,557)	(63,952)	(59,191)
Repurchase of common stock	–	–	(7,992)
Net cash used by financing activities	(58,005)	(103,444)	(57,650)
Net change in cash and cash equivalents	188,365	(1,236)	(3,933)
Cash and cash equivalents at beginning of period	19,088	20,324	24,257
Cash and cash equivalents at end of period	$207,453	$19,088	$20,324

Cash paid for interest	$507	$589	$2,282

(20) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on December 31, 2010 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K on February 28, 2011.  No additional events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Annual Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in thousands)	2010
	Average	Revenue/	Yield/
	Balance	Expense1	Rate

Assets
Taxable securities3	$9,691,698	$308,215	3.30%
Tax-exempt securities3	276,247	13,819	5.00
Total securities3	9,967,945	322,034	3.35
Trading securities	68,286	2,782	4.07
Funds sold and resell agreements	23,743	27	0.11
Residential mortgage loans held for sale	214,347	9,261	4.32
Loans2	10,917,966	526,136	4.82
Less allowance for loan losses	309,279	–	–
Loans, net of allowance	10,608,687	526,136	4.96
Total earning assets3	20,883,008	860,240	4.19
Cash and other assets	2,922,791
Total assets	$23,805,799

Liabilities and Shareholders’ Equity
Transaction deposits	$8,573,117	$38,886	0.45%
Savings deposits	184,099	719	0.39
Time deposits	3,712,140	66,660	2.40
Total interest-bearing deposits	12,469,356	106,265	0.85
Funds purchased and repurchase agreements	2,315,823	8,259	0.36
Other borrowings	1,537,025	5,075	0.33
Subordinated debentures	398,619	22,431	5.63
Total interest-bearing liabilities	16,720,823	142,030	0.85
Demand deposits	3,789,375
Other liabilities	870,958
Shareholders’ equity	2,424,643
Total liabilities and shareholders’ equity	$23,805,799

Tax-equivalent Net Interest Revenue3		$718,210	3.34%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.50
Less tax-equivalent adjustment1		9,158
Net Interest Revenue		709,052
Provision for credit losses		105,139
Other operating revenue		520,908
Other operating expense		753,170
Income before taxes		371,651
Federal and state income tax		123,357
Net income before non-controlling interest		248,294
Net income (loss) attributable to non-controlling interest		1,540
Net income attributable to BOK Financial Corp.		$246,754

1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2
The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income. See Note 1 of Notes to the Consolidated Financial Statements for a description of income recognition policy.

3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

2009			2008
Average	Revenue/	Yield/	Average	Revenue/	Yield/
Balance	Expense1	Rate	Balance	Expense1	Rate

$7,896,861	$328,997	4.32%	$6,087,167	$313,361	5.10%
274,508	15,376	5.60	258,552	16,653	6.48
8,171,369	344,373	4.36	6,345,719	330,014	5.16
89,240	3,700	4.15	73,563	4,935	6.71
44,348	77	0.17	70,287	1,577	2.24
218,305	10,102	4.63	106,179	5,805	5.47
12,133,912	564,391	4.65	12,487,504	727,542	5.83
279,689	–	–	168,042	–	–
11,854,223	564,391	4.76	12,319,462	727,542	5.91
20,377,485	922,643	4.59	18,915,210	1,069,873	5.64
2,759,902			2,694,609
$23,137,387			$21,609,819

$7,093,768	$51,607	0.73%	$6,342,421	$121,403	1.91%
165,677	614	0.37	158,096	676	0.43
4,682,462	112,141	2.39	4,552,931	166,845	3.66
11,941,907	164,362	1.38	11,053,448	288,924	2.61
2,333,179	8,355	0.36	3,087,012	61,371	1.99
2,166,804	9,190	0.42	1,745,938	42,226	2.42
398,471	22,298	5.60	398,333	22,262	5.59
16,840,361	204,205	1.21	16,284,731	414,783	2.55
3,279,347			2,632,719
940,638			746,027
2,077,041			1,946,342
$23,137,387			$21,609,819

	$718,438	3.38%		$655,090	3.09%
		3.57			3.45
	8,074			8,228
	710,364			646,862
	195,900			202,593
	492,990			428,724
	696,733			662,404
	310,721			210,589
	106,705			64,909
	204,016			145,680
	3,438			(7,552)
	$200,578			$153,232

Quarterly Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

	Three Months Ended
	December 31, 2010			September 30, 2010

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate

Assets
Taxable securities3	$10,220,359	$64,671	2.67%	$9,953,104	$79,472	3.28%
Tax-exempt securities3	258,368	3,224	4.95	256,110	3,145	4.87
Total securities3	10,478,727	67,895	2.73	10,209,214	82,617	3.32
Trading securities	74,084	759	4.06	69,315	570	3.26
Funds sold and resell agreements	21,128	7	0.13	18,882	4	0.08
Residential mortgage loans held for sale	282,734	2,745	3.85	242,559	2,592	4.24
Loans2	10,667,193	128,005	4.76	10,861,515	133,336	4.87
Less allowance for loan losses	307,223	–	–	308,139	–	–
Loans, net of allowance	10,359,970	128,005	4.90	10,553,376	133,336	5.01
Total earning assets3	21,216,643	199,411	3.84	21,093,346	219,119	4.19
Cash and other assets	3,066,308			3,098,944
Total assets	$24,282,951			$24,192,290

Liabilities and Shareholders’ Equity
Transaction deposits	$9,325,573	8,772	0.37	$8,699,495	9,935	0.45
Savings deposits	191,235	171	0.35	189,512	185	0.39
Time deposits	3,602,150	16,147	1.78	3,774,136	17,146	1.80
Total interest-bearing deposits	13,118,958	25,090	0.76	12,663,143	27,266	0.85
Funds purchased and repurchase agreements	1,977,380	1,975	0.40	2,227,088	2,008	0.36
Other borrowings	829,756	767	0.37	1,465,516	1,314	0.36
Subordinated debentures	398,680	5,666	5.64	398,638	5,664	5.64
Total interest-bearing liabilities	16,324,774	33,498	0.81	16,754,385	36,252	0.86
Demand deposits	4,171,595			3,831,486
Other liabilities	1,251,025			1,124,000
Shareholders’ equity	2,535,557			2,482,419
Total liabilities and shareholders’ equity	$24,282,951			$24,192,290

Tax-equivalent Net Interest Revenue3		$165,913	3.03%		$182,867	3.33%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.19			3.50
Less tax-equivalent adjustment1		2,263			2,152
Net Interest Revenue		163,650			180,715
Provision for credit losses		6,999			20,000
Other operating revenue		111,913			137,673
Other operating expense		178,361			205,165
Income before taxes		90,203			93,223
Federal and state income tax		31,097			29,935
Net income		59,106			63,288
Net income (loss) attributable to non-controlling interest		274			(979)
Net income attributable to BOK Financial Corp.		$58,832			$64,267

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$0.86			$0.94
Diluted		$0.86			$0.94
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
June 30, 2010			March 31, 2010			December 31, 2009

Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
Balance	Expense1	Rate	Balance	Expense1	Rate	Balance	Expense1	Rate

$9,366,703	$81,460	3.56%	$9,212,677	$82,612	3.73%	$8,875,417	$82,392	3.83%
296,282	3,614	4.89	294,849	3,836	5.28	286,550	3,726	5.16
9,662,985	85,074	3.60	9,507,526	86,448	3.78	9,161,967	86,118	3.87
58,722	661	4.51	70,979	792	4.53	68,027	927	5.41
22,776	8	0.14	32,363	8	0.10	30,358	16	0.21
183,489	2,177	4.76	137,404	1,747	5.16	194,760	2,311	4.71
10,971,466	132,004	4.83	11,187,320	132,791	4.81	11,492,696	137,235	4.74
312,595	–	–	309,194	–	–	298,157	–	–
10,658,871	132,004	4.97	10,878,126	132,791	4.95	11,194,539	137,235	4.86
20,586,843	219,924	4.33	20,626,398	221,786	4.41	20,649,651	226,607	4.42
2,857,964			3,086,349			3,046,083
$23,444,807			$23,712,747			$23,695,734

$8,287,296	10,044	0.49	$7,963,752	$10,135	0.52	$7,734,678	$11,092	0.57%
184,376	185	0.40	170,990	178	0.42	167,572	199	0.47
3,701,167	16,063	1.74	3,772,295	17,304	1.86	4,002,337	19,700	1.95
12,172,839	26,292	0.87	11,907,037	27,617	0.94	11,904,587	30,991	1.03
2,491,084	2,254	0.36	2,575,286	2,022	0.32	2,173,476	1,658	0.30
1,619,745	1,403	0.35	2,249,470	1,591	0.29	2,380,938	1,742	0.29
398,598	5,535	5.57	398,559	5,566	5.66	398,522	5,542	5.52
16,682,266	35,484	0.85	17,130,352	36,796	0.87	16,857,523	39,933	0.94
3,660,910			3,485,504			3,666,663
722,902			798,263			924,803
2,378,729			2,298,628			2,246,745
$23,444,807			$23,712,747			$23,695,734

	$184,440	3.48%		$184,990	3.54%		$186,674	3.48%
		3.63			3.68			3.64
	2,327			2,416			2,196
	182,113			182,574			184,478
	36,040			42,100			48,620
	157,439			113,883			108,163
	205,912			163,732			176,437
	97,600			90,625			67,584
	32,042			30,283			24,780
	65,558			60,342			42,804
	2,036			209			33
	$63,522			$60,133			$42,771

	$0.93			$0.88			$0.63
	$0.93			$0.88			$0.63

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f), as amended, of the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

The Report of Management on Financial Statements and Management’s Report on Internal Control over Financial Reporting appear within Item 8, “Financial Statements and Supplementary Data.”  The independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in Item 8 and has issued an audit report on the Company’s internal control over financial reporting, which appears therein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings “Election of Directors,” “Executive Officers, “Insider Reporting,” “Director Nominations,” and “Risk Oversight and Audit Committee” in BOK Financial’s 2011 Annual Proxy Statement is incorporated herein by reference.

The Company has a Code of Ethics which is applicable to all Directors, officers and employees of the Company, including the Chief Executive Officer and the Chief Financial Officer, the principal executive officer and principal financial and accounting officer, respectively.  A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the Company’s headquarters at Bank of Oklahoma Tower, P.O. Box 2300, Tulsa, Oklahoma 74192 or telephoning the Chief Auditor at (918) 588-6000.  The Company will also make available amendments to or waivers from its Code of Ethics applicable to Directors or executive officers, including the Chief Executive Officer and the Chief Financial Officer, in accordance with all applicable laws and regulations.

There are no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company’s 2010 Annual Proxy Statement to Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” Compensation Committee Report,” “Executive Compensation Tables,” and “Director Compensation” in BOK Financial’s 2011 Annual Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in BOK Financial’s 2011 Annual Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company’s Notes to Consolidated Financial Statements, which appears elsewhere herein.  Additionally, the information set forth under the heading “Certain Transactions,” “Director Independence” and “Related Party Transaction Review and Approval Process” in BOK Financial’s 2011 Annual Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” in BOK Financial’s 2011 Annual Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2010, 2009 and 2008
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Annual Financial Summary – Unaudited
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

10.4.8	Employment Agreement dated August 1, 2005 between BOK Financial Corporation and Donald T. Parker, incorporated by reference to Exhibit 99 (a) of Form 8-K filed on February 1, 2006.

10.6	Capitalization and Stock Purchase Agreement dated May 20, 1991, between BOK Financial and Kaiser, incorporated by reference to Exhibit 10.6 of S-1 Registration Statement No. 33-90450.

10.7.7	BOK Financial Corporation 2001 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-62578.

10.7.8	BOK Financial Corporation Directors’ Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

10.7.9	Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

10.7.10	Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

10.7.11	BOK Financial Corporation 2003 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106531.

10.7.12	BOK Financial Corporation 2003 Executive Incentive Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106530.

10.7.13	10b5-1 Repurchase Plan between BOK Financial Corporation and BOSC, Inc. dated May 27, 2008, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 27, 2008.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text*

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b)                 Exhibits

See Item 15 (a) (3) above.

(c)                 Financial Statement Schedules

See Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BOK FINANCIAL CORPORATION

DATE:    February 28, 2011                                                                                   BY:   /s/ George B. Kaiser
                           George B. Kaiser
                                                                                                                               Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Stanley A. Lybarger
George B. Kaiser Chairman of the Board of Directors /s/ Steven E. Nell	Stanley A. Lybarger Director, President and Chief Executive Officer /s/ John C. Morrow
Steven E. Nell Executive Vice President and Chief Financial Officer	John C. Morrow Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Gregory S. Allen	/s/ John W. Gibson
Gregory S. Allen	John W. Gibson /s/ David F. Griffin
C. Fred Ball, Jr. /s/ Sharon J. Bell	David F. Griffin /s/ V. Burns Hargis
Sharon J. Bell /s/ Peter C. Boylan, III	V. Burns Hargis /s/ E. Carey Joullian, IV
Peter C. Boylan, III /s/ Chester Cadieux, III	E. Carey Joullian, IV
Chester Cadieux, III /s/ Joseph W. Craft, III	Robert J. LaFortune /s/ Steven J. Malcolm
Joseph W. Craft, III	Steven J. Malcolm /s/ E.C. Richards
William E. Durrett	E.C. Richards