Form 10-Q
period 2011-03-31
BOK FINANCIAL CORP ET AL
filed 2011-05-10
CIK 875357

As filed with the Securities and Exchange Commission on May 10, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,438,422 shares of common stock ($.00006 par value) as of March 31, 2011.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2011

Index

Part I. Financial Information
Management’s Discussion and Analysis (Item 2)	1
Market Risk (Item 3)	42
Controls and Procedures (Item 4)	44
Consolidated Financial Statements – Unaudited (Item 1)	45
Quarterly Financial Summary – Unaudited (Item 2)	88
Quarterly Earnings Trend – Unaudited	90

Part II. Other Information
Item 1. Legal Proceedings	91
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	91
Item 6. Exhibits	91
Signatures	92

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $64.8 million or $0.94 per diluted share for the first quarter of 2011 compared to $60.1 million or $0.88 per diluted share for the first quarter of 2010 and $58.8 million or $0.86 per diluted share for the fourth quarter of 2010.  Net income for the first quarter of 2010 included a $6.5 million or $0.10 per diluted share gain from the purchase of the rights to service $4.2 billion of residential mortgage loans on favorable terms.

Highlights of the first quarter of 2011 included:

•
Net interest revenue totaled $170.6 million for the first quarter of 2011 compared to $182.6 million for the first quarter of 2010 and $163.7 million for the fourth quarter of 2010.  Net interest margin was 3.46% for the first quarter of 2011, 3.68% for the first quarter of 2010 and 3.19% for the fourth quarter of 2010.  The decrease in net interest revenue compared with the first quarter of 2010 was due primarily to the reinvestment of cash flows from the securities portfolio at lower rates.  Net interest revenue increased over the fourth quarter as premium amortization of the residential mortgage-backed securities portfolio slowed.  Actual and projected prepayment speeds decreased as intermediate and long-term interest rates increased over the extremely low levels experienced in the fourth quarter of 2010.

•
Fees and commissions revenue totaled $123.3 million for the first quarter of 2011, compared to $115.3 million for the first quarter of 2010 and $136.0 million for the fourth quarter of 2010.  Revenue growth over the first quarter of 2010 was distributed across most of our fee generating businesses.  However, deposit service charges and fees decreased $4.3 million due primarily to changes in overdraft fee regulations which became effective in the second half of 2010.  The decrease in fees and commissions revenue compared with the previous quarter was due to mortgage banking revenue which decreased $7.8 million from reduced mortgage loan origination volumes.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $181.6 million, up $3.9 million over the first quarter of the prior year and down $21.9 million from the prior quarter.  Personnel costs were up $3.2 million over the first quarter of 2010.  Operating expenses decreased compared to the fourth quarter of 2010 primarily due to personnel costs and mortgage banking expenses.

•
Provision for credit losses totaled $6.3 million for the first quarter of 2011 compared to $42.1 million for the first quarter of 2010 and $7.0 million for the fourth quarter of 2010.  Net loans charged off continued to improve decreasing to $10.3 million in the first quarter of 2011 from $34.5 million for the first quarter of 2010 and $14.2 million for the fourth quarter of 2010.

•
Combined allowance for credit losses totaled $303 million or 2.86% of outstanding loans, down from $307 million or 2.89% of outstanding loans at December 31, 2010.  Nonperforming assets totaled $379 million or 3.54% of outstanding loans and repossessed assets at March 31, 2011, down from $394 million or 3.66% of outstanding loans and repossessed assets at December 31, 2010.

•
Outstanding loan balances were $10.6 billion at March 31, 2011, down $53 million since December 31, 2010.  Commercial loan balances increased $114 million during the first quarter of 2011.  Commercial loan growth was offset by a $54 million decrease in construction and land development commercial real estate loans, a $51 million decrease in residential mortgage loans and a $62 million decrease in consumer loans.

•
Total period end deposits increased $694 million during the first quarter of 2011 to $17.9 billion.  All categories of deposits increased in the first quarter.  Deposit growth was largely centered on commercial customers across most of our markets.

•
Tangible common equity ratio increased to 9.54% at March 31, 2011 from 9.21% at December 31, 2010 largely due to retained earnings growth.  The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America minus intangible assets and equity that does not benefit common shareholders such as preferred equity and equity provided by the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program.  BOK Financial chose not to participate in the TARP Capital Purchase Program.  The Company’s Tier 1 capital ratios as defined by banking regulations were 12.97% at March 31, 2011 and 12.69% at December 31, 2010.

•
The Company paid a cash dividend of $17.1 million or $0.25 per common share during the first quarter of 2011.  On April 26, 2011, the board of directors increased the cash dividend to $0.275 per common share payable on or about May 27, 2011 to shareholders of record as of May 13, 2011.  This is the sixth consecutive annual increase since we paid our first cash dividend in the second quarter of 2005.

Results of Operations

Net Interest Revenue and Net Interest Margin

Net interest revenue is the interest earned on debt securities, loans and other interest-earning assets less interest paid for interest-bearing deposits and other borrowings.  The net interest margin is calculated by dividing net interest revenue by average interest-earning assets.  Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.  Net interest margin is typically greater than net interest spread due to interest income earned on assets funded by non-interest bearing liabilities such as demand deposits and equity.

Net interest revenue totaled $170.6 million for the first quarter of 2011, down $11.9 million or 7% from the first quarter of 2010 and up $7.0 million over the fourth quarter of 2010.  The decrease in net interest revenue from the first quarter of 2010 was due primarily to lower yield on our securities portfolio, partially offset by lower funding costs.  The increase in net interest revenue over the fourth quarter of 2010 resulted from improved yield on the securities portfolio.

Net interest margin was 3.46% for the first quarter of 2011, 3.68% for the first quarter of 2010 and 3.19% for the fourth quarter of 2010.

The decrease in net interest margin compared to the first quarter of 2010 was due largely to lower yield on our securities portfolio.  The tax-equivalent yield on earning assets was 4.09% for the first quarter of 2011, down 32 basis points from the first quarter of 2010.  The securities portfolio yield decreased 53 basis points to 3.25%.  Cash flows from our securities portfolio are reinvested at lower current rates.  Loan yields decreased 6 basis points to 4.75%.  Funding costs were down 7 basis points from the first quarter of 2010.  The cost of interest-bearing deposits decreased 22 basis points.

Net interest margin improved 27 basis points over the fourth quarter of 2010.  Yield on average earning assets increased 25 basis points to 4.09%.  Yield on the securities portfolio improved by 52 basis points.  As intermediate and long-term interest rates increased near the end of the fourth quarter of 2010 and stabilized throughout the first quarter of 2011, premium amortization slowed and reinvestment rates improved.  Yield on the loan portfolio decreased by 1 basis point.  The cost of interest-bearing liabilities decreased 1 basis point from the previous quarter.

Changes in the average earning asset and average interest-bearing liabilities had little effect on changes in net interest revenue.  Average earning assets for the first quarter of 2011 increased less than 1% over the first quarter of 2010.  Average available for sale securities, which consist largely of U.S. government agency issued residential mortgage-backed securities, increased $652 million.  We purchased these securities to supplement earnings, especially in a period of declining loan demand, and to manage interest rate risk.  Average loans, net of allowances for loan losses, decreased $519 million.  All major loan categories decreased largely due to reduced customer demand and normal repayment trends.

Average deposits increased $2.3 billion over the first quarter of 2010, including a $1.6 billion increase in average interest-bearing transaction accounts and a $780 million increase in average demand deposits.  Average time deposits decreased $155 million compared with the first quarter of 2010.  Average borrowed funds decreased $2.8 billion compared to the first quarter of 2010.

Average earning assets for the first quarter of 2011 decreased $491 million compared to the fourth quarter of 2010.  Average securities decreased $319 million due to a $239 million decrease in available for sale securities and a $78 million decrease in mortgage trading securities which are used as an economic hedge of our mortgage servicing rights.  Average outstanding loans, net of allowance for loan losses, were flat with the previous quarter.  Average commercial loan balances increased in the first quarter 2011, offset by lower commercial real estate, residential mortgage and consumer loan balances.  Average deposits increased $428 million over the fourth quarter of 2010, including a $307 million increase in average interest-bearing transaction accounts, a $94 million increase in average demand deposits and a $15 million increase in average time deposits.  Average borrowed funds decreased $779 million.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report.  Approximately two-thirds of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year.  These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans.  The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities.  Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities.  The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.  We may also use derivative instruments to manage our interest rate risk.  Interest rate swaps were used to convert fixed rate liabilities to floating rate based on LIBOR.  Net interest revenue increased $437 thousand in the first quarter of 2011, $658 thousand in the first quarter of 2010 and $1.1 million in the fourth quarter of 2010 from periodic settlements of these contracts.  This increase in net interest revenue contributed 1 basis point to the net interest margin in the first quarter of 2011, 1 basis point in the first quarter of 2010, and 2 basis points in the fourth quarter of 2010.  Derivative contracts are carried on the balance sheet at fair value.  Changes in fair value of these contracts are reported in income as derivatives gains or losses in the Consolidated Statements of Earnings.  No interest rate swaps used to convert fixed rate liabilities to floating rate based on LIBOR were outstanding at March 31, 2011.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 – Volume/Rate Analysis
 (In thousands)
	Three Months Ended
	March 31, 2011 / 2010
		Change Due To1
			Yield /
	Change	Volume	Rate
Tax-equivalent interest revenue:
Securities	$(8,740)	$3,418	$(12,158)
Trading securities	(216)	(105)	(111)
Residential mortgage loans held for sale	(408)	(139)	(269)
Loans	(8,008)	(6,291)	(1,717)
Funds sold and resell agreements	(4)	(3)	(1)
Total	(17,376)	(3,120)	(14,256)
Interest expense:
Transaction deposits	(2,551)	1,719	(4,270)
Savings deposits	9	32	(23)
Time deposits	(1,033)	(706)	(327)
Federal funds purchased	(219)	(260)	41
Repurchase agreements	(442)	8	(450)
Other borrowings	(1,121)	(4,155)	3,034
Subordinated debentures	11	2	9
Total	(5,346)	(3,360)	(1,986)
Tax-equivalent net interest revenue	(12,030)	$240	$(12,270)
Change in tax-equivalent adjustment	(95)
Net interest revenue	$(11,935)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $117.6 million for the first quarter of 2011 compared to $113.9 million for the first quarter of 2010.   Fees and commissions revenue increased $8.0 million or 7%.  Net gains on securities, derivatives and other assets decreased $3.9 million.  Other-than-temporary impairment charges recognized in earnings in the first quarter of 2011 were $374 thousand greater than charges recognized in the first quarter of 2010.

Other operating revenue increased $5.7 million over the fourth quarter of 2010.  Fees and commissions revenue decreased $12.7 million and net gains on securities, derivatives and other assets increased $16.3 million.  Other-than-temporary impairment charges recognized in earnings were $2.0 million lower compared with the fourth quarter of 2010.

Table 2 – Other Operating Revenue
 (In thousands)
	Three Months Ended March 31,		Increase	% Increase	Three Months Ended	Increase	% Increase
	2011	2010	(Decrease)	(Decrease)	Dec. 31, 2010	(Decrease)	(Decrease)

Brokerage and trading revenue	$25,376	$21,035	$4,341	21%	$28,610	$(3,234)	(11)%
Transaction card revenue	28,445	25,687	2,758	11%	29,500	(1,055)	(4)%
Trust fees and commissions	18,422	16,320	2,102	13%	18,145	277	2%
Deposit service charges and fees	22,480	26,792	(4,312)	(16)%	23,732	(1,252)	(5)%
Mortgage banking revenue	17,356	14,871	2,485	17%	25,158	(7,802)	(31)%
Bank-owned life insurance	2,863	2,972	(109)	(4)%	3,182	(319)	(10)%
Other revenue	8,332	7,638	694	9%	7,648	684	9%
Total fees and commissions revenue	123,274	115,315	7,959	7%	135,975	(12,701)	(9)%
Gain (loss) on other assets	(68)	(1,390)	1,322	N/A	15	(83)	N/A
Loss on derivatives, net	(2,413)	(341)	(2,072)	N/A	(7,286)	4,873	N/A
Gain on available for sale securities, net	4,902	4,076	826	N/A	953	3,949	N/A
Loss on mortgage hedge securities, net	(3,518)	448	(3,966)	N/A	(11,117)	7,599	N/A
Gain (loss) on securities, net	1,384	4,524	(3,140)	N/A	(10,164)	11,548	N/A
Total other-than-temporary impairment	–	(9,708)	9,708	N/A	(4,768)	4,768	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	(4,599)	5,483	(10,082)	N/A	(1,859)	(2,740)	N/A
Net impairment losses recognized in earnings	(4,599)	(4,225)	(374)	N/A	(6,627)	2,028	N/A
Total other operating revenue	$117,578	$113,883	$3,695	3%	$111,913	$5,665	5%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 42% of total revenue for the first quarter of 2011, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives.  We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.  We expect continued growth in other operating revenue through offering new products and services and by expanding into markets outside of Oklahoma.  However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue increased $4.3 million or 21% over the first quarter of 2010.  Securities trading revenue totaled $14.6 million for the first quarter of 2011, up $3.6 million or 33% compared to the first quarter of 2010 on increased customer activity.  Customer hedging revenue totaled $1.1 million for the first quarter of 2011, a $2.2 million decrease from the first quarter of 2010 due primarily to a $2.6 million credit loss on certain mortgage banking customer risk management derivative contracts.  This loss was largely offset by a decrease in related accrued incentive compensation expense.  Retail brokerage revenue increased $1.4 million over the first quarter of 2010 to $7.1 million and investment banking revenue increased $1.5 million over the first quarter of 2010 to $2.8 million.

Brokerage and trading revenue decreased $3.3 million compared to the fourth quarter of 2010.  Investment banking revenue decreased $1.7 million primarily due to decreased loan syndication volume in the first quarter of 2011.  Securities trading revenue decreased $573 thousand compared to the fourth quarter of 2010 and customer hedging revenue decreased $1.6 million compared to the fourth quarter of 2010.  The $2.6 million credit loss on certain mortgage banking customer risk management derivative contracts was partially offset by increased energy derivative activity over the fourth quarter of 2010.  Retail brokerage increased $554 thousand over the fourth quarter of 2010.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of ATM locations and the number of merchants served.  Transaction card revenue totaled $28.4 million for the first quarter of 2011, up $2.8 million or 11% over the first quarter of 2010.  Merchant discount fees increased $1.2 million or 18% to $7.9 million on increased transaction volumes.  Check card revenue increased $886 thousand or 12% to $8.6 million and ATM network revenue increased $678 thousand or 6% over the first quarter of 2010.  Increased ATM transaction volumes were partially offset by a decrease in the average rate charged per transaction.  Transaction card revenue decreased $1.1 million compared to the fourth quarter of 2010 primarily due lower ATM network revenue.  Merchant discount fees and check card revenue were flat with the prior quarter.

Interchange fee limits proposed by the Federal Reserve Bank as required by the Dodd-Frank Act (the “Act”) would significantly reduce our transaction card revenue.  Based on the $0.12 per transaction cap proposed in December 2010 to be effective as of July 21, 2011, we would expect a decline of $12 million to $15 million in our transaction card revenue in 2011.  On March 29, 2011, the Federal Reserve Bank announced that it would not be able to issue final interchange fee standards by April 21, 2011 as required by the Act.  In addition, legislation that would repeal or delay interchange fee limits is being considered.  The ultimate effect of the Act on interchange fees is uncertain.

Trust fees and commissions increased $2.1 million or 13% over the first quarter of 2010 to $18.4 million primarily due to an increase in the fair value of trust assets, partially offset by lower balances in our proprietary mutual funds.  We continue to voluntarily waive administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment.  Waived fees totaled $1.2 million for the first quarter of 2011, $1.1 million for the fourth quarter of 2010 and $951 thousand for the first quarter of 2010.  The fair value of trust assets administered by the Company totaled $32.0 billion compared to $32.8 billion at December 31, 2010 and $30.7 billion compared to March 31, 2010.  Trust fees and commissions also increased $277 thousand over the fourth quarter of 2010.

Deposit service charges and fees decreased $4.3 million or 16% compared to the first quarter of 2010.  Overdraft fees decreased $4.7 million or 28% to $12.3 million.  The decrease in overdraft fees was primarily due to changes in federal regulations concerning overdraft charges that were effective July 1, 2010 and was partially mitigated by a new service charge imposed beginning the second quarter of 2010 on accounts that remain overdrawn for more than five days.  Commercial account service charge revenue also decreased $363 thousand or 5% compared to the first quarter of 2010 to $7.3 million.  Customers kept larger commercial account balances, which increases the earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances.  Service charges on retail deposit accounts decreased $293 thousand or 21% to $1.1 million.  Deposit service charges and fees decreased $1.3 million compared to the prior quarter.  The decrease was primarily due to a $1.4 million seasonal decrease in overdraft fees partially offset by a $210 thousand increase in commercial service charges.  Overdraft volumes historically are lower in the first quarter of each year.

Mortgage banking revenue was up $2.5 million or 17% over the first quarter of 2010.  Revenue from originating and marketing mortgage loans increased $1.0 million over the first quarter of 2010 primarily due to a $69 million increase in mortgage loans funded for sale in the secondary market.  Mortgage servicing revenue increased $1.5 million or 18% over the first quarter of 2010 and the outstanding principal balance of mortgage loans serviced for others increased $225 million.  Mortgage banking revenue decreased $7.8 million compared to the fourth quarter of 2010, primarily due to a $7.6 million decrease in revenue from originating and marketing mortgage loans.  Funding of residential mortgage loans for sale totaled $452 million in the first quarter of 2011 and $822 million in the fourth quarter of 2010.

Table 3 – Mortgage Banking Revenue
 (In thousands)
	Three Months Ended March 31,				Three Months Ended
	2011	2010	Increase	% Increase	Dec. 31, 2010	Increase (Decrease)	% Increase (Decrease)

Originating and marketing revenue	$7,529	$6,522	$1,007	15%	$15,083	$(7,554)	(50)%
Servicing revenue	9,827	8,349	1,478	18%	10,075	(248)	(2)%
Total mortgage revenue	$17,356	$14,871	$2,485	17%	$25,158	$(7,802)	(31)%

Mortgage loans funded for sale during the quarter	$451,821	$383,293	$68,528	18%	$821,921	$(370,100)	(45)%
Mortgage loan refinances to total funded	49%	55%			72%

	March 31,
	2011	2010	Increase	% Increase	Dec. 31, 2010	Increase (Decrease)	% Increase (Decrease)
Outstanding principal balance of mortgage loans serviced for others	$11,202,626	$10,977,336	$225,290	2%	$11,263,130	$(60,504)	(1)%

Net gains on securities, derivatives and other assets

We recognized $4.9 million of net gains on sales of $793 million of available for sale securities in the first quarter of 2011, excluding securities held as an economic hedge of mortgage servicing rights.  Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure from rising interest rates.  We recognized net gains of $953 thousand on sales of $536 million of available for sale securities in the fourth quarter of 2010 and $4.1 million on sales of $286 million of available for sale securities in the first quarter of 2010.

We also maintain a portfolio of securities and derivative contracts designated as an economic hedge of the changes in the fair value of our mortgage servicing rights.  The fair value of our mortgage servicing rights fluctuate due to changes in prepayment speeds and other assumptions as more fully described in Note 5 to the Consolidated Financial Statements.  As benchmark mortgage interest rates increase, prepayment speeds slow and the value of our mortgage servicing rights increase.  As benchmark mortgage interest rates fall, prepayment speeds increase and the value of our mortgage servicing rights decrease.

Table 4 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
 (In thousands)
	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010

Loss on mortgage hedge derivative contracts	$(2,419)	$(7,392)	$(659)
Gain (loss) on mortgage trading securities	(3,518)	(11,117)	448
Net loss on financial instruments held as an economic hedge of mortgage servicing rights	(5,937)	(18,509)	(211)
Gain on change in fair value of mortgage servicing rights	3,129	25,111	2,100
Gain (loss) on changes in fair value of mortgage servicing rights, net of gain on financial instruments held as an economic hedge	$(2,808)	$6,602	$1,889	1

Net interest revenue on mortgage trading securities	$3,058	$4,232	$4,237
1	Excludes $11.8 million day-one pre-tax gain on the purchase of mortgage servicing rights in the first quarter of 2010.

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized other-than-temporary impairment losses on certain private-label residential mortgage-backed securities of $4.6 million in earnings during the first quarter of 2011 related to additional declines in projected cash flows as a result of increased delinquencies and foreclosures.  We recognized other-than-temporary impairment losses in earnings of $6.6 million and $4.2 million in the fourth and first quarter of 2010, respectively.

Other Operating Expense

Other operating expense for the first quarter of 2011 totaled $178.4 million, up $14.7 million or 9% over the first quarter of 2010.  Changes in the fair value of mortgage servicing rights decreased other operating expenses by $3.1 million in the first quarter of 2011 and decreased other operating expenses by $13.9 million in the first quarter of 2010.  Excluding changes in the fair value of mortgage servicing rights, other operating expenses increased $3.9 million or 2% over the first quarter of 2010.  Personnel expenses increased $3.2 million or 3% and non-personnel expenses increased $744 thousand or 1%.

Excluding the change in the fair value of mortgage servicing rights, other operating expenses decreased $21.9 million compared to the fourth quarter of 2010.  Personnel expenses decreased $6.8 million and non-personnel expenses decreased $15.1 million.

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

Table 5 – Other Operating Expense
 (In thousands)
	Three Months			%	Three Months		%
	Ended March 31,		Increase	Increase	Ended	Increase	Increase
	2011	2010	(Decrease)	(Decrease)	Dec 31, 2010	(Decrease)	(Decrease)

Regular compensation	$60,804	$57,760	$3,044	5%	$61,659	$(855)	(1)%
Incentive compensation:
Cash-based	19,555	18,677	878	5%	26,453	(6,898)	(26)%
Stock-based	3,431	4,484	(1,053)	(23)%	4,994	(1,563)	(31)%
Total incentive compensation	22,986	23,161	(175)	(1)%	31,447	(8,461)	(27)%
Employee benefits	16,204	15,903	301	2%	13,664	2,540	19%
Total personnel expense	99,994	96,824	3,170	3%	106,770	(6,776)	(6)%
Business promotion	4,624	3,978	646	16%	4,377	247	6%
Professional fees and services	7,458	6,401	1,057	17%	9,527	(2,069)	(22)%
Net occupancy and equipment	15,604	15,511	93	1%	16,331	(727)	(4)%
Insurance	6,186	6,533	(347)	(5)%	6,139	47	1%
Data processing & communications	22,503	20,309	2,194	11%	23,902	(1,399)	(6)%
Printing, postage and supplies	3,082	3,322	(240)	(7)%	3,170	(88)	(3)%
Net losses & operating expenses of repossessed assets	6,015	7,220	(1,205)	(17)%	6,966	(951)	(14)%
Amortization of intangible assets	896	1,324	(428)	(32)%	1,365	(469)	(34)%
Mortgage banking costs	6,471	9,267	(2,796)	(30)%	11,999	(5,528)	(46)%
Change in fair value of mortgage servicing rights	(3,129)	(13,932)	10,803	N/A	(25,111)	21,982	N/A
Visa retrospective responsibility obligation	–	–	–	N/A	(1,103)	1,103	N/A
Other expense	8,745	6,975	1,770	25%	14,029	(5,284)	(38)%
Total other operating expense	$178,449	$163,732	$14,717	9%	$178,361	$88	–%

Number of employees at end of period (full-time equivalent)	4,533	4,425	108	2%	4,432	101	2%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs increased $3.0 million or 5% over the first quarter of 2010 primarily due to increased average headcount and standard annual merit increases which were effective in the second quarter of 2010.  The Company generally awards annual merit increases effective April 1st for a majority of its staff.

Incentive compensation was $1.1 million or 23% lower compared to the first quarter of 2010.  Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or are intended to compensate employees with commissions on completed transactions.  Total cash-based incentive compensation increased $878 thousand over the first quarter of 2010 including a $422 thousand decrease in commissions related to brokerage and trading revenue offset by a $1.3 million increase in cash-based incentive compensation for other business lines.

The Company also provides stock-based incentive compensation plans.  Stock-based compensation plans include both equity and liability awards.  Compensation expense related to liability awards decreased $1.6 million compared with the first quarter of 2010 due to changes in the market value of BOK Financial common stock and other investments.  The market value of BOK Financial common stock decreased $1.72 per share in the first quarter of 2011 and increased $4.91 per share in the first quarter of 2010.  Compensation expense for equity awards increased $595 thousand compared with the first quarter of 2010.  Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense increased $301 thousand or 2% over the first quarter of 2010 primarily due to increased expenses related to employee retirement plans, payroll taxes, employee training expenses and other benefits costs, partially offset by medical insurance costs.  Medical insurance costs were $1.2 million or 22% lower compared to the first quarter of 2010.  The Company self-insures a portion of its employee health care coverage and these costs may be volatile.

Personnel expense decreased $6.8 million compared with the fourth quarter of 2010 primarily due to reduced incentive compensation partially offset by a seasonal increase in payroll taxes.  Incentive compensation decreased $8.5 million, including a $6.9 million decrease in cash-based incentive compensation and a $1.6 million decrease in stock-based compensation expense.  Stock-based compensation decreased in the first quarter primarily due to changes in the market value of BOK Financial common stock and other investments during the first quarter of 2011.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $744 thousand or 1% over the first quarter of 2010.  Increase data processing costs, professional fees and other expenses were primarily offset by lower mortgage banking costs and net losses and operating expenses related to repossessed assets.

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, decreased $15.1 million compared to the fourth quarter of 2010.  Mortgage banking expenses decreased $5.5 million primarily due to lower provisions for losses on loans sold with recourse and foreclosure costs on loans serviced for others.  Other expenses decreased $5.3 million due largely to a reduction in depreciation expenses on equipment used in our leasing business.  All other non-personnel expenses decreased by $4.3 million primarily due to decreases in professional fees, data processing costs and net losses and expenses on repossessed assets.

Income Taxes

Income tax expense was $38.8 million or 37% of book taxable income for the first quarter of 2011 compared with $30.3 million or 33% of book taxable income for the first quarter of 2010 and $31.1 million or 34% of book taxable income for the fourth quarter of 2010.  Income tax expense increased largely due to increased book taxable income and lower recognition of federal and state tax credits in the first quarter of 2011.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions.  Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.  The reserve for uncertain tax positions was $14 million at March 31, 2011 and $12 million at December 31, 2010.

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

In addition to our lines of business, we have a funds management unit.  The primary purpose of this unit is to manage our overall liquidity needs and interest rate risk. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations.  Operating results for funds management and other include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off to the business lines, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business.

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

The value of funds provided by the operating lines of business to the funds management unit is also based on rates which approximate the wholesale market for funds with similar duration and repricing characteristics.  Market is generally based on LIBOR or interest rate swap rates.  The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term LIBOR rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both.  Shorter duration products are weighted towards the short term LIBOR rate and longer duration products are weighted towards the intermediate term swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years.

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

As shown in Table 6, net income attributable to our lines of business increased $7.4 million over the first quarter of 2010.  Excluding the day-one gain from the purchase of mortgage servicing rights on favorable terms in the first quarter of 2010, net income for the first quarter of 2011 attributed to our lines of business was up $13.9 million or 54% over the first quarter of 2010.  The gain on mortgage servicing rights was attributed to the consumer banking line of business in the Oklahoma geographic market.    The increase in net income attributed to our lines of business was due primarily to a decrease in net loans charged off and an increase in other operating revenue compared to the first quarter of 2010, partially offset by a decrease in net interest revenue.  Net income attributed to funds management and other decreased compared to the first quarter of 2010 primarily due to an increase in the provision for income taxes.  The decline in net interest revenue earned by funds management and other was primarily offset by a decrease in the loan loss provision in excess of charge-offs to the business lines.

Table 6 – Net Income by Line of Business
 (In thousands)
	Three Months Ended March 31,
	2011	2010
Commercial banking	$29,593	$11,591
Consumer banking	5,930	17,396
Wealth management	3,982	3,136
Subtotal	39,505	32,123
Funds management and other	25,269	28,010
Total	$64,774	$60,133

Commercial Banking

Commercial banking contributed $29.6 million to consolidated net income in the first quarter of 2011, up $18.0 million over the first quarter of 2010.  The increase in commercial banking net income was primarily due a $21.6 million decrease in net loans charged off and increased net interest revenue and other operating revenue.

Table 7 – Commercial Banking
 (Dollars in thousands)
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)

NIR (expense) from external sources	$84,854	$84,897	$(43)
NIR (expense) from internal sources	(9,045)	(12,382)	3,337
Total net interest revenue	75,809	72,515	3,294

Other operating revenue	35,506	29,681	5,825
Operating expense	52,518	49,823	2,695
Net loans charged off	6,778	28,379	(21,601)
Loss on repossessed assets, net	(3,585)	(5,023)	1,438
Income before taxes	48,434	18,971	29,463
Federal and state income tax	18,841	7,380	11,461

Net income	$29,593	$11,591	$18,002

Average assets	$9,171,363	$9,175,488	$(4,125)
Average loans	8,140,560	8,374,205	(233,645)
Average deposits	7,666,641	5,689,178	1,977,463
Average invested capital	861,980	927,953	(65,973)
Return on average assets	1.31%	0.51%	80	bp
Return on invested capital	13.92%	5.07%	886	bp
Efficiency ratio	47.18%	48.75%	(157	) bp
Net charge-offs (annualized) to average loans	0.34%	1.37%	(104	) bp

Net interest revenue increased $3.3 million or 5% over the first quarter of 2010 primarily due to a $2.0 billion increase in average deposits attributed to our commercial banking unit.  Improving loan yield was partially offset by a $234 million decrease in average loan balances compared to the first quarter of 2010.

Other operating revenue increased $5.8 million or 20% over the first quarter of 2010.  Most categories of other operating revenue increased including a $1.8 million increase in transaction card revenues on increased customer activity.  Energy derivative trading revenue, loan syndication fees, lease financing fees and service charges on commercial deposit accounts all increased over the prior year.

Operating expenses increased $2.7 million or 5% over the first quarter of 2010 primarily due to increased data processing costs related to higher transaction card volumes, increased personnel costs as a result of annual merit increases and increased deposit insurance expenses related to the increase in average deposit balances.

The average outstanding balance of loans attributed to commercial banking was $8.1 billion for the first quarter of 2011, down $234 million or 3% compared to the first quarter of 2010.  See Loans section following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the commercial banking segment.  Net commercial banking loans charged off decreased $21.6 million compared to the first quarter of 2010 to $6.8 million or 0.34% of average loans attributed to this line of business on an annualized basis.  The decrease in net loans charged off was primarily due to a decrease in losses on commercial real estate loans.

Average deposits attributed to commercial banking were $7.7 billion for the first quarter of 2011, up $2.0 billion or 35% over the first quarter of 2010.  Average deposit balances attributed to our commercial & industrial customers increased $841 million or 43% and average treasury services deposit balances increased $671 million or 46%.  Average deposit balances attributable to our small business customers increased $287 million or 27% and average balances attributed to our energy customers increased $109 million or 17%.  We believe that commercial customers are building cash reserves due to continued economic uncertainty.

Consumer Banking

Consumer banking services are provided through four primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, internet banking and mobile banking.

Consumer banking contributed $5.9 million to consolidated net income for the first quarter of 2011, down $11.5 million compared to the first quarter of 2010.  Net income attributed to the consumer banking unit for the first quarter of 2010 included the $6.5 million day-one gain from the purchase of rights to service $4.2 billion of residential mortgage loans on favorable terms.  Excluding the impact of this gain, net income attributed to consumer banking decreased $4.9 million compared to the first quarter of 2010 primarily due to decreased net interest revenue and deposit service charges, partially offset by increased mortgage banking revenue.

Table 8 – Consumer Banking
 (Dollars in thousands)
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
NIR (expense) from external sources	$18,664	$19,496	$(832)
NIR (expense) from internal sources	9,363	11,879	(2,516)
Total net interest revenue	28,027	31,375	$(3,348)

Other operating revenue	43,419	43,221	198
Operating expense	55,139	56,169	(1,030)
Net loans charged off	3,601	3,708	(107)
Increase in fair value of mortgage service rights	3,129	13,932	(10,803)
Loss on financial instruments, net	(5,937)	(211)	(5,726)
Gain (loss) on repossessed assets, net	(192)	31	(223)
Income before taxes	9,706	28,471	(18,765)
Federal and state income tax	3,776	11,075	(7,299)

Net income	$5,930	$17,396	$(11,466)

Average assets	$6,062,395	$6,159,190	$(96,795)
Average loans	1,995,150	2,133,943	(138,793)
Average deposits	5,938,691	6,064,687	(125,996)
Average invested capital	271,192	314,193	(43,001)
Return on average assets	0.40%	1.15%	(75	) bp
Return on invested capital	8.87%	22.45%	(1,359	) bp
Efficiency ratio	77.18%	75.30%	188	bp
Net charge-offs (annualized) to average loans	0.73%	0.70%	3	bp
Mortgage loans funded for resale	$451,821	$383,293	$68,528

	March 31, 2011	March 31, 2010	Increase (Decrease)
Branch locations	208	202	6
Mortgage loan servicing portfolio1	$12,075,328	$11,760,761	$314,567
1 Includes outstanding principal for loans serviced for affiliates

Net interest revenue from consumer banking activities decreased $3.3 million or 11% compared to the first quarter of 2010 primarily due to a decrease in interest earned on securities held as an economic hedge of our mortgage servicing rights and a $139 million decrease in average loan balances.  Average loan balances declined due to a decrease in average residential mortgage balances as well as the continued paydown of indirect automobile loans.  The Company previously disclosed its decision to exit the indirect automobile loan business in the first quarter of 2009.  Net interest revenue also decreased due to a reduction in average balances sold to the funds management unit.

Other operating revenue was flat compared to the first quarter of 2010.   Deposits service charges decreased $4.2 million primarily due to lower overdraft fees as a result of changes in banking regulations that became effective in the third quarter of 2010, offset by a $2.5 million increase in mortgage banking revenue and a $953 thousand increase in transaction card revenues.

Operating expenses decreased $1.0 million or 2% compared to the first quarter of 2010.  Mortgage banking expenses decreased due to lower provisions for losses on loans sold with recourse and foreclosure costs on loans serviced for others.  Corporate expenses allocated to the consumer banking division also decreased, partially offset by increased personnel costs related to increased mortgage activity.

Net loans charged off by the consumer banking unit decreased $107 thousand or 3% compared to the first quarter of 2010.  Net consumer banking charge-offs include residential mortgage loans, indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Average consumer deposits decreased $126 million or 2% compared to the first quarter of 2010.  Average balances of higher-costing time deposits decreased $262 million or 11%, partially offset by a $102 million or 4% increase in average interest-bearing transaction accounts balances and a $10 million or 1% increase in average demand deposit account balances over the first quarter of 2010.  Movement of funds among the various types of consumer deposits was largely based on interest rates and product features offered.

Our Consumer Banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets.  During the first quarter of 2011, a total of $457 million of mortgage loans were funded compared to $432 million funded in the first quarter of 2010.  These amounts include loans funded for sale in the secondary market and loans funded for retention by the Company.  Approximately 43% of our mortgage loans funded were in the Oklahoma market, 12% in the Texas market, 16% in New Mexico and 14% in the Colorado market.  In addition to the $11.2 billion of mortgage loans serviced for others, the Consumer Banking division also services $892 million of loans for affiliated entities.  Approximately 97% of the mortgage loans serviced was to borrowers in our primary geographical market areas.  Mortgage servicing revenue increased to $9.9 million in the first quarter of 2011 compared to $8.3 million in the first quarter of 2010, primarily due to mortgage servicing rights purchased in the first quarter of 2010.

Changes in the fair value of our mortgage loan servicing rights, net of economic hedge, decreased Consumer Banking pre-tax net income by $2.8 million in the first quarter of 2011.  Excluding the $11.8 million pre-tax day-one gain on the purchase of mortgage servicing rights during the first quarter, changes in fair value of our mortgage loan servicing rights, net of economic hedge, increased consumer banking net income by $1.2 million in the first quarter of 2010.  Changes in the fair value of mortgage servicing rights and securities held as an economic hedge are due to movements in interest rates, actual and anticipated loan prepayment speeds and related factors.  Net interest revenue on mortgage trading securities totaled $3.1 million for the first quarter of 2011 compared to $4.2 million for the first quarter of 2010.

Wealth Management

Wealth Management contributed consolidated net income of $4.0 million in the first quarter of 2011 compared to $3.1 million in the first quarter of 2010.

Table 9 – Wealth Management
 (Dollars in thousands)
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
NIR (expense) from external sources	$7,529	$8,629	$(1,100)
NIR (expense) from internal sources	2,743	3,021	(278)
Total net interest revenue	10,272	11,650	(1,378)

Other operating revenue	39,859	37,320	2,539
Operating expense	43,187	41,072	2,115
Net loans charged off	445	2,765	(2,320)
Gain on financial instruments, net	18	–	18
Income before taxes	6,517	5,133	1,384
Federal and state income tax	2,535	1,997	538

Net income	$3,982	$3,136	$846

Average assets	$3,627,198	$3,288,173	$339,025
Average loans	985,721	1,085,092	(99,371)
Average deposits	3,537,854	3,209,866	327,988
Average invested capital	175,478	166,455	9,023
Return on assets	0.45%	0.39%	6	bp
Return on invested capital	9.20%	7.64%	156	bp
Efficiency ratio	86.15%	83.87%	228	bp
Net charge-offs (annualized) to average loans	0.18%	1.03%	(85	) bp

	March 31, 2011	March 31, 2010	Increase (Decrease)
Trust assets	$32,013,487	$30,739,254	$1,274,233
Trust assets for which BOKF has sole or joint discretionary authority	9,570,725	8,307,404	1,263,321
Non-managed trust assets	12,279,752	12,679,508	(399,756)
Assets held in safekeeping	10,163,010	9,752,342	410,668

Net interest revenue for the first quarter of 2011 decreased $1.4 million or 12% compared to the first quarter of 2010 primarily due to a decrease in the yield and average balances of securities and loans, partially offset by a $328 million increase in average deposit balances.

Other operating revenue increased $2.5 million or 7% over the first quarter of 2010 primarily due to a $2.1 million or 13% increase in trust fees and commission primarily due to increases in the fair value of trust assets.  Brokerage and trading revenue increased primarily offset by a decrease in other revenues.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets.  In the first quarter of 2011, the wealth management unit participated in 35 underwritings that totaled $773 million.  Our interest in these underwritings totaled approximately $212 million.  In the first quarter of 2010, the wealth management unit participated in 32 underwritings that totaled $1.3 billion.  Our interest in those underwriting totaled approximately $114 million.

Operating expenses increased $2.1 million or 5% over the first quarter of 2010.  Personnel expenses increased $1.1 million primarily due to increased headcount.  Non-personnel expenses increased $1.0 million over the first quarter of 2010 due to increased professional fees, deposit insurance expense, net occupancy and equipment costs and other expenses.

Growth in average assets was largely due to funds sold to the funds management unit.  Average deposits attributed to the wealth management unit increased $328 million of 10% over the first quarter of 2010 including a $255 million increase in interest bearing transaction accounts and an $87 million increase in average demand deposit accounts, partially offset by a $15 million decrease in average time deposit balances.

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

Table 10 – Net Income by Geographic Market
 (In thousands)
	Three Months Ended March 31,
	2011	2010
Oklahoma	$25,743	$32,699
Texas	10,554	5,770
New Mexico	2,720	257
Arkansas	818	319
Colorado	2,352	1,052
Arizona	(3,065)	(8,349)
Kansas / Missouri	550	717
Subtotal	39,672	32,465
Funds management and other	25,102	27,668
Total	$64,774	$60,133

Oklahoma Market

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas.  Oklahoma is a significant market to the Company, representing 49% of our average loans, 53% of our average deposits and 40% of our consolidated net income in the first quarter of 2011.  In addition, all of our mortgage servicing activity and 74% of our trust assets are attributed to the Oklahoma market.

Table 11 – Oklahoma
 (Dollars in thousands)
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)

Net interest revenue	$55,156	$58,761	$(3,605)

Other operating revenue	75,589	70,743	4,846
Operating expense	79,058	79,507	(449)
Net loans charged off	6,125	10,778	(4,653)
Increase in fair value of mortgage servicing rights	3,129	13,932	(10,803)
Loss on financial instruments, net	(5,920)	(211)	(5,709)
Gain (loss) on repossessed assets, net	(639)	578	(1,217)
Income before taxes	42,132	53,518	(11,386)
Federal and state income tax	16,389	20,819	(4,430)

Net income	$25,743	$32,699	$(6,956)

Average assets	$10,379,787	$9,252,465	$1,127,322
Average loans	5,188,424	5,537,376	(348,952)
Average deposits	9,461,918	8,323,646	1,138,272
Average invested capital	531,392	590,628	(59,236)
Return on average assets	1.01%	1.43%	(42	) bp
Return on invested capital	19.65%	22.45%	(280	) bp
Efficiency ratio	60.47%	61.39%	(92	) bp
Net charge-offs (annualized) to average loans	0.48%	0.79%	(31	) bp

Net income generated in the Oklahoma market in the first quarter of 2011 decreased $7.0 million or 21% compared to the first quarter of 2010.  Excluding the impact of the $6.5 million day-one gain from the rights to service $4.2 billion of residential mortgage loans on favorable terms in the first quarter of 2010, net income generated in the Oklahoma market would have been down $424 thousand or 2% compared to the first quarter of 2010.

Net interest revenue decreased $3.6 million or 6% compared to the first quarter of 2010.  Net interest revenue decreased primarily due to a $349 million decrease in average loan balances and a decrease in the yield on funds sold to the funds management unit, partially offset by a $1.1 billion increase in average deposit balances.

Other operating revenue increased $4.8 million or 7% compared to the first quarter of 2010.  Mortgage banking revenue increased $2.5 million and all other operating revenues were up $5.2 million including increases in transaction card revenues, brokerage and trading revenue, trust fees and commissions and other revenues.  Deposit service charges and fees decreased $2.8 million due to lower overdraft fees as a result of changes in banking regulations that became effective in the third quarter of 2010.

Other operating expenses decreased $449 thousand or 1% compared to the first quarter of 2010.  Personnel expenses increased $1.6 million offset by a $1.9 million decrease in non-personnel expenses primarily due to lower data processing costs and decreased corporate expense allocations.

Average deposits in the Oklahoma market for the first quarter of 2011 increased $1.1 billion over the first quarter of 2010.  The increase came primarily from the commercial and wealth management units, including trust, broker/dealer and private banking.  The increase was partially offset by a decrease in deposits attributable to consumer banking.

Texas Market

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas.  Texas is our second largest market with 31% of our average loans, 25% of our average deposits and contributing 16% of our consolidated net income in the first quarter of 2011.

Table 12 – Texas
 (In thousands)
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)

Net interest revenue	$34,086	$32,993	$1,093

Other operating revenue	15,404	14,495	909
Operating expense	32,287	31,511	776
Net loans charged off	1,245	6,536	(5,291)
Gain (loss) on repossessed assets, net	532	(425)	957
Income before taxes	16,490	9,016	7,474
Federal and state income tax	5,936	3,246	2,690

Net income	$10,554	$5,770	$4,784

Average assets	$4,942,289	$4,327,161	$615,128
Average loans	3,262,960	3,332,841	(69,881)
Average deposits	4,356,711	3,747,668	609,043
Average invested capital	465,208	489,542	(24,334)
Return on average assets	0.87%	0.54%	33	bp
Return on invested capital	9.20%	4.78%	442	bp
Efficiency ratio	65.24%	66.36%	(112	) bp
Net charge-offs (annualized) to average loans	0.15%	0.80%	(65	) bp

Net income in the Texas market increased $4.8 million or 83% over the first quarter of 2010 primarily due to a decrease in net loans charged off.

Net interest revenue increased $1.1 million or 3% over the first quarter of 2010.  Average assets increased $615 million due primarily to a $609 million or 16% increase in deposits which were sold to the funds management unit.  Average outstanding loans decreased $70 million or 2% compared to the first quarter of 2010.

Other operating revenue increased $909 thousand or 6% over the first quarter of 2010 primarily due to increased trust fees and commissions, transaction card revenue and trading and brokerage fees.  Deposit service charges decreased primarily due to lower overdraft fees as a result of changes in banking regulations that became effective in the third quarter of 2010.  Mortgage banking revenue also decreased due to lower mortgage origination volume.

Operating expenses increased $776 thousand or 2% over the first quarter of 2010.  Higher corporate expenses allocated to the Texas market and personnel costs were partially offset by decreased non-personnel expenses.

Net loans charged off improved to $1.2 million or 0.15% of average loans for the first quarter of 2011 on an annualized basis compared to $6.5 million or 0.80% of average loans for the first quarter of 2010 on an annualized basis.

Other Markets

Net income attributable to our New Mexico market increased $2.5 million over the first quarter of 2010 to $2.7 million and represented 4% of consolidated net income for the first quarter of 2011 compared to contributing less than 1% of consolidated net income in the first quarter of 2010.  Net interest income increased $472 thousand or 6% over the first quarter of 2010.  Average deposits increased $58 million.  Net interest revenue earned on those deposits and improved loan yields were partially offset by a decrease in average loan balances attributed to the New Mexico market and lower yields earned on funds sold to the funds management unit.  Operating revenue increased over the first quarter of 2010 primarily due to increased mortgage banking and transaction card revenues partially offset by lower overdraft fees and trading and brokerage revenue.  Net charge-offs improved to $608 thousand or 0.35% of average loans on an annualized basis in the first quarter of 2011 from $2.8 million or 1.55% of average loans on an annualized basis in the first quarter of 2010.

Net income in the Arkansas market increased $499 thousand over the first quarter of 2010.  Net interest revenue decreased $644 thousand primarily due to a $77 million decrease in average loans.  Average deposits in our Arkansas market were up $48 million or 27% over the first quarter of 2010 due primarily to increased commercial banking deposits, partially offset by decreases in consumer and wealth management deposits.  Other operating revenue decreased compared to the first quarter of 2010 primarily due to lower brokerage and trading revenue and decreased mortgage banking revenue.  Other operating expenses were flat with the prior year.  Net loans charged off improved to $336 thousand or 0.47% of average loans on an annualized basis compared to $2.0 million or 2.22% on an annualized basis in the first quarter of 2010.

Net income in the Colorado market increased $1.3 million over the first quarter of 2010 primarily due to a $2.7 million decrease in net loans charged off.  The Colorado market experienced a net recovery of $44 thousand in the first quarter of 2011 compared to a net charge-off of $2.7 million or 1.32% of average loans on an annualized basis for the first quarter of 2010.  Net interest income decreased $435 thousand primarily due to a $50 million decrease in average outstanding loan balances attributed to the Colorado market.  Other operating revenues increased primarily due to increased trust fees and commission and brokerage and trading revenue partially offset by decreased mortgage banking revenue and overdraft charges.  Operating expenses increased primarily due to increased personnel expenses.  Average deposits attributed to the Colorado market increased $97 million over the first quarter of 2010 primarily related to an increase in commercial and wealth management deposits, partially offset by a decrease in consumer deposit balances.

The net loss attributed to the Arizona market totaled $3.1 million in the first quarter of 2011 down from $8.3 million in the first quarter of 2010.  Net loans charged off during the first quarter of 2011 improved to $1.9 million or 1.39% of average loans on an annualized basis compared to $10.1 million or 7.98% of average loans on an annualized basis in the first quarter of 2010.  First quarter of 2011 performance included losses of $3.2 million on repossessed assets, up $2.9 million from the first quarter of 2010.  Average loan balances increased $40 million over the first quarter of 2010 and average deposits increased $39 million over the first quarter of 2010 primarily due to commercial deposit growth.  Period end commercial loans increased $42 million, residential mortgage loans increased $21 million and commercial real estate loans increased by $11 compared to period end balances at March 31, 2010.

We continue to focus on growth in commercial and small business lending in the Arizona market and have significantly scaled back commercial real estate lending activities which were not contemplated in our initial expansion into this market.  Loan and repossessed asset losses are largely due to commercial real estate lending.  Assets attributable to the Arizona market included $16 million of goodwill that may be impaired in future periods if our commercial and small business lending growth plans are unsuccessful.

Net income attributed to the Kansas/Missouri market decreased $167 thousand compared to the first quarter of 2010.   Net loans charged off increased to $908 thousand or 1.02% of average loans on an annualized basis for the first quarter of 2011 compared to a net recovery of $54 thousand in the first quarter of 2010.  Net interest revenue increased $751 thousand or 36%.   Total average loan balances increased $72 million or 25% over the first quarter of 2010 and average deposits balances increased $190 million.  Operating revenue increased $584 thousand over the first quarter of 2010 primarily due to increased mortgage banking revenue, trust fees and commission and transaction card revenues, partially offset by a decrease in brokerage and trading revenue and overdraft charges.  Operating expenses increased $647 thousand primarily due to increased personnel expenses, repossession expenses and corporate expense allocations.

Table 13 – New Mexico
 (Dollars in thousands)
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)

Net interest revenue	$8,207	$7,735	$472

Other operating revenue	6,746	5,818	928
Operating expense	9,498	8,221	1,277
Net loans charged off	608	2,831	(2,223)
Loss on repossessed assets, net	(396)	(2,081)	1,685
Income before taxes	4,451	420	4,031
Federal and state income tax	1,731	163	1,568

Net income	$2,720	$257	$2,463

Average assets	$1,376,750	$1,273,166	$103,584
Average loans	702,943	739,922	(36,979)
Average deposits	1,255,773	1,198,249	57,524
Average invested capital	81,776	84,764	(2,988)
Return on average assets	0.80%	0.08%	72	bp
Return on invested capital	13.49%	1.23%	1,226	bp
Efficiency ratio	63.52%	60.66%	286	bp
Net charge-offs (annualized) to average loans	0.35%	1.55%	(120	) bp

Table 14 –Arkansas
(In thousands)
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)

Net interest revenue	$2,273	$2,917	$(644)

Other operating revenue	8,298	8,613	(315)
Operating expense	8,883	8,907	(24)
Net loans charged off	336	1,999	(1,663)
Loss on repossessed assets, net	(14)	(102)	88
Income before taxes	1,338	522	816
Federal and state income tax	520	203	317

Net income	$818	$319	$499

Average assets	$303,346	$383,512	$(80,166)
Average loans	287,813	365,270	(77,457)
Average deposits	228,226	180,185	48,041
Average invested capital	22,571	24,071	(1,500)
Return on average assets	1.09%	0.34%	76	bp
Return on invested capital	14.70%	5.37%	932	bp
Efficiency ratio	84.03%	77.25%	678	bp
Net charge-offs (annualized) to average loans	0.47%	2.22%	(175	) bp

Table 15 – Colorado
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)

Net interest revenue	$7,983	$8,418	$(435)

Other operating revenue	5,216	5,138	78
Operating expense	9,337	9,180	157
Net loans charged off (recovered)	(44)	2,655	(2,699)
Loss on repossessed assets, net	(56)	–	(56)
Income before taxes	3,850	1,721	2,129
Federal and state income tax	1,498	669	829

Net income	$2,352	$1,052	$1,300

Average assets	$1,299,938	$1,206,094	$93,844
Average loans	765,464	815,817	(50,353)
Average deposits	1,232,873	1,135,920	96,953
Average invested capital	117,244	129,783	(12,539)
Return on average assets	0.73%	0.35%	38	bp
Return on invested capital	8.14%	3.29%	485	bp
Efficiency ratio	70.74%	67.72%	302	bp
Net charge-offs (recoveries) to average loans (annualized)	(0.02)%	1.32%	(134	) bp

Table 16 – Arizona
 (Dollars in thousands)
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)

Net interest revenue	$3,577	$2,623	$954

Other operating revenue	1,477	1,156	321
Operating expense	4,972	4,377	595
Net loans charged off	1,895	10,105	(8,210)
Losses on repossessed assets, net	(3,204)	(2,961)	(243)
Net loss before taxes	(5,017)	(13,664)	8,647
Federal and state income tax	(1,952)	(5,315)	3,363

Net loss	$(3,065)	$(8,349)	$5,284

Average assets	$620,793	$593,346	$27,447
Average loans	553,309	513,390	39,919
Average deposits	238,561	199,348	39,213
Average invested capital	64,688	66,687	(1,999)
Return on average assets	(2.00)%	(5.71)%	371	bp
Return on invested capital	(19.22)%	(50.77)%	3,155	bp
Efficiency ratio	98.38%	115.82%	(1,744	) bp
Net charge-offs (annualized) to average loans	1.39%	7.98%	(659	) bp

Table 17 – Kansas / Missouri
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)

Net interest revenue	$2,843	$2,092	$751

Other operating revenue	4,580	3,996	584
Operating expense	5,615	4,968	647
Net loans charged off (recovered)	908	(54)	962
Income before taxes	900	1,174	(274)
Federal and state income tax	350	457	(107)

Net income	$550	$717	$(167)

Average assets	$370,773	$298,030	$72,743
Average loans	360,517	288,624	71,893
Average deposits	369,124	178,714	190,410
Average invested capital	25,321	22,758	2,563
Return on average assets	0.60%	0.98%	(38	) bp
Return on invested capital	8.81%	12.78%	(397	) bp
Efficiency ratio	75.64%	81.60%	(596	) bp
Net charge-offs (annualized) to average loans	1.02%	(0.08)%	110	bp
Financial Condition

Securities

We maintain a securities portfolio to enhance profitability, support interest rate risk management strategies, provide liquidity and comply with regulatory requirements.  Securities are classified as held for investment, available for sale or trading.  See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of March 31, 2011.

Investment (held-to-maturity) securities consist primarily of long-term, fixed-rate Oklahoma municipal bonds and Texas school construction bonds.  Substantially all of these bonds are general obligations of the issuer.  Approximately, $92 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program.  At March 31, 2011, investment securities were carried at $343 million and had a fair value of $355 million.

Available for sale securities, which may be sold prior to maturity, are carried at fair value.  Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.  The amortized cost of available for sale securities totaled $9.5 billion at March 31, 2011, up $395 million over December 31, 2010.  At March 31, 2011, residential mortgage-backed securities represented 98% of total available for sale securities.

A primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates.  We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security.  Current interest rates are historically low and prices for residential mortgage-backed securities are historically high resulting in very low effective durations.  Our best estimate of the duration of the residential mortgage-backed securities portfolio at March 31, 2011 is 2.6 years.  Management estimates that the expected duration would extend to approximately 3.5 years assuming an immediate 200 basis point upward rate shock.  The estimated duration contracts to 1.1 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans.  We mitigate this risk by primarily investing in securities issued by U.S. government agencies.  Principal and interest payments on the underlying loans are either partially or fully guaranteed.  At March 31, 2011, approximately $8.7 billion of the amortized costs of the Company’s residential mortgage-backed securities were issued by U.S. government agencies.   The fair value of these mortgage-backed securities totaled $8.9 billion at March 31, 2011.

We also hold amortized cost of $630 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decline of $85 million from December 31, 2010.  The decline was primarily due to $80 million of cash received and $4.6 million of other-than-temporary losses charged against earnings during the first quarter of 2011.  The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $573 million at March 31, 2011.   The net unrealized loss on the below investment grade residential mortgage-backed securities decreased for the ninth consecutive quarter to $57 million at March 31, 2011 from $70 million at December 31, 2010.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $421 million of Jumbo-A residential mortgage loans and $209 million of Alt-A residential mortgage loans.  Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums.  Alt-A residential mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards.  Credit risk on securities backed by Alt-A loans is mitigated by investment in senior tranches with additional collateral support.  None of these securities are backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations.  Approximately 94% of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches including 100% of our Alt-A residential mortgage-backed securities originated in 2007 and 2006.  The weighted average original credit enhancement of the Alt-A residential mortgage backed securities was 10.3% and currently stands at 6.4%.  The Jumbo-A residential mortgage backed securities had original credit enhancement of 8.5% and the current level is 8.8%.  Approximately 82% of our Alt-A mortgage-backed securities represents pools of fixed-rate mortgage loans.  None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”).  Approximately 75% of our Jumbo-A residential mortgage backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

Privately issued residential mortgage-backed securities with a total amortized cost of $498 million were rated below investment grade at March 31, 2011 by at least one of the nationally-recognized rating agencies.  Net unrealized losses on the below investment grade residential mortgage-backed securities totaled $51 million at March 31, 2011.  The net unrealized loss on these securities decreased $11 million during the first quarter of 2011.

The aggregate gross amount of unrealized losses on available for sale securities totaled $75 million at March 31, 2011.  On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements.  Other-than-temporary impairment charges of $4.6 million were recognized in earnings in the first quarter of 2011 on certain privately issued residential mortgage backed securities we do not intend to sell.

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

Bank-Owned Life Insurance

We have approximately $258 million of bank-owned life insurance at March 31, 2011.  This investment is expected to provide a long-term source of earnings to support existing employee benefit programs.  Approximately $226 million is held in separate accounts.  Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities.  The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines.  The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments.  At March 31, 2011, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $238 million.  As the underlying fair value of the investments held in a separate account at March 31, 2011 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap.  The stable value wrap is provided by a highly-rated, domestic financial institution.  The remaining cash surrender value of $32 million primarily represented the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $10.6 billion at March 31, 2011, a $53 million decrease since December 31, 2010.

Table 18 – Loans
 (In thousands)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
Commercial:
Energy	$1,759,452	$1,711,409	$1,761,926	$1,844,643	$1,892,306
Services	1,586,785	1,580,921	1,594,215	1,669,069	1,741,924
Wholesale/retail	984,273	1,010,246	1,041,004	964,440	873,170
Manufacturing	380,043	325,191	347,478	357,671	395,964
Healthcare	840,809	809,625	814,456	805,619	777,668
Integrated food services	211,637	204,283	169,956	147,700	155,410
Other commercial and industrial	285,258	292,321	242,973	222,386	178,297
Total commercial	6,048,257	5,933,996	5,972,008	6,011,528	6,014,739

Commercial real estate:
Construction and land development	394,337	447,864	502,465	545,659	605,667
Retail	420,193	405,540	399,500	392,910	408,936
Office	488,515	457,450	490,429	466,939	463,995
Multifamily	355,240	369,242	352,200	346,460	377,673
Industrial	177,807	182,093	176,594	176,535	181,117
Other real estate loans	386,890	415,161	401,934	412,406	406,460
Total commercial real estate	2,222,982	2,277,350	2,323,122	2,340,909	2,443,848

Residential mortgage:
Permanent mortgage	1,216,821	1,274,944	1,356,269	1,320,408	1,303,589
Home equity	560,500	553,304	527,639	513,838	494,122
Total residential mortgage	1,777,321	1,828,248	1,883,908	1,834,246	1,797,711

Consumer:
Indirect automobile	198,663	239,576	284,920	338,147	396,280
Other consumer	342,612	363,866	341,886	357,887	318,646
Total consumer	541,275	603,442	626,806	696,034	714,926

Total	$10,589,835	$10,643,036	$10,805,844	$10,882,717	$10,971,224

Commercial loan balances were up $114 million over December 31, 2010, primarily in the manufacturing, energy and healthcare sectors.  Construction and land development loans decreased $54 million, residential mortgage loans decreased $51 million and consumer decreased $62 million.  A breakdown by geographical market follows on Table 19 along with discussion of changes in the balance by portfolio and geography.

Table 19 –Loans by Principal Market
 (In thousands)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
Oklahoma:
Commercial	$2,618,045	$2,581,082	$2,662,347	$2,704,460	$2,616,086
Commercial real estate	661,254	726,409	748,501	784,549	787,543
Residential mortgage	1,219,237	1,253,466	1,293,334	1,257,497	1,235,788
Consumer	291,412	336,492	349,720	395,274	404,570
Total Oklahoma	4,789,948	4,897,449	5,053,902	5,141,780	5,043,987

Texas:
Commercial	1,916,270	1,888,635	1,876,994	1,902,934	1,935,819
Commercial real estate	687,817	686,956	715,859	731,399	769,682
Residential mortgage	283,925	297,027	309,815	308,496	307,643
Consumer	141,199	146,986	151,434	160,377	160,449
Total Texas	3,029,211	3,019,604	3,054,102	3,103,206	3,173,593

New Mexico:
Commercial	262,597	279,432	289,368	286,555	326,203
Commercial real estate	326,104	314,781	314,957	294,425	298,197
Residential mortgage	90,466	88,392	87,851	87,549	85,629
Consumer	19,242	19,583	20,153	20,542	16,713
Total New Mexico	698,409	702,188	712,329	689,071	726,742

Arkansas:
Commercial	75,889	84,775	91,752	89,376	86,566
Commercial real estate	124,875	116,989	117,137	114,576	129,125
Residential mortgage	14,114	13,155	14,937	15,823	17,071
Consumer	61,746	72,787	84,869	96,189	110,123
Total Arkansas	276,624	287,706	308,695	315,964	342,885

Colorado:
Commercial	514,100	470,500	457,421	484,188	495,916
Commercial real estate	172,416	197,180	203,866	225,758	228,998
Residential mortgage	67,975	72,310	75,152	69,325	68,049
Consumer	20,145	21,409	15,402	18,548	17,991
Total Colorado	774,636	761,399	751,841	797,819	810,954

Arizona:
Commercial	251,390	231,117	234,739	204,326	209,019
Commercial real estate	213,442	201,018	188,943	163,374	202,192
Residential mortgage	89,384	89,245	85,184	78,890	68,015
Consumer	5,266	3,445	3,061	2,971	3,068
Total Arizona	559,482	524,825	511,927	449,561	482,294

Kansas / Missouri:
Commercial	409,966	398,455	359,387	339,689	345,130
Commercial real estate	37,074	34,017	33,859	26,828	28,111
Residential mortgage	12,220	14,653	17,635	16,666	15,516
Consumer	2,265	2,740	2,167	2,133	2,012
Total Kansas / Missouri	461,525	449,865	413,048	385,316	390,769

Total BOK Financial loans	$10,589,835	$10,643,036	$10,805,844	$10,882,717	$10,971,224

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

The commercial loan portfolio grew to $6.0 billion at March 31, 2011.  Manufacturing sector loans increased $55 million, energy sector loans increased $48 million and healthcare sector loans increased $31 million.  Wholesale / retail sector loans decreased $26 million from December 31, 2010.

The commercial sector of our loan portfolio is distributed as follows in Table 20.

Table 20 – Commercial Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total

Energy	$945,543	$578,838	$–	$279	$234,792	$–	$–	$1,759,452
Services	466,862	511,256	158,699	19,461	189,554	130,009	110,944	1,586,785
Wholesale/retail	390,832	411,356	43,851	32,611	13,140	60,423	32,060	984,273
Manufacturing	206,692	99,581	18,993	1,317	25,972	20,472	7,016	380,043
Healthcare	506,577	229,190	8,206	5,939	45,303	22,183	23,411	840,809
Integrated food services	12,724	9,497	–	270	146	–	189,000	211,637
Other commercial and industrial	88,815	76,552	32,848	16,012	5,193	18,303	47,535	285,258
Total commercial loans	$2,618,045	$1,916,270	$262,597	$75,889	$514,100	$251,390	$409,966	$6,048,257

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

Energy loans totaled $1.8 billion or 17% of total loans.  Outstanding energy loans increased $48 million during the first quarter of 2011.  Unfunded energy loan commitments decreased $118 million to $1.9 billion at March 31, 2011.

Approximately $1.5 billion of energy loans were to oil and gas producers, up $3.8 million over December 31, 2010.  Approximately 51% of the committed production loans are secured by properties primarily producing natural gas and 49% are secured by properties primarily producing oil.  Loans to borrowers that provide services to the energy industry increased $29 million over December 31, 2010 to $62 million and loans to borrowers engaged in wholesale or retail energy sales increased $30 million to $217 million.  Loans to borrowers that manufacture equipment primarily for the energy industry decreased $12 million during the first quarter of 2011 to $15 million at March 31, 2011.

The services sector of the loan portfolio totaled $1.6 billion or 15% of total loans and consists of a large number of loans to a variety of businesses, including communications, educational, gaming and transportation services.  Service sector loans increased $5.9 million from December 31, 2010.  Approximately $1.0 billion of the services category is made up of loans with individual balances of less than $10 million.  Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.  Loans in this sector may also be secured by personal guarantees of the owners or related parties.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers.  Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants.  At March 31, 2011, the outstanding principal balance of these loans totaled $1.5 billion.  Substantially all of these loans are to borrowers with local market relationships.  We serve as the agent lender in approximately 19% of our shared national credits, based on dollars committed.  We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits.  Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.  In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.  Risk grading provided by the regulators in the third quarter of 2010 did not differ significantly from management’s assessment.

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

Commercial real estate loans totaled $2.2 billion or 21% of the loan portfolio at March 31, 2011.  Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%.   The outstanding balance of commercial real estate loans decreased $54 million from the previous quarter end.  The commercial real estate sector of our loan portfolio is distributed as follows in Table 21.

 Table 21 – Commercial Real Estate Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Construction and land development	$109,911	$82,011	$61,289	$13,228	$86,048	$37,260	$4,590	$394,337
Retail	141,719	142,126	48,878	17,891	6,945	51,733	10,901	420,193
Office	102,242	192,677	95,258	14,961	41,775	41,535	67	488,515
Multifamily	118,088	112,032	21,376	48,720	7,196	44,416	3,412	355,240
Industrial	67,705	66,955	26,355	393	1,050	6,846	8,503	177,807
Other real estate loans	121,589	92,016	72,948	29,682	29,402	31,652	9,601	386,890
Total commercial real estate loans	$661,254	$687,817	$326,104	$124,875	$172,416	$213,442	$37,074	$2,222,982

Construction and land development loans, which consisted primarily of residential construction properties and developed building lots, decreased $54 million from December 31, 2010 to $394 million at March 31, 2011 primarily due to payments.  In addition, approximately $4.8 million of construction and land development loans were transferred to other real estate owned in the first quarter of 2011 and $1.4 million were charged-off.  This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed.

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

Residential mortgage loans totaled $1.8 billion, down $51 million from December 31, 2010.  Permanent 1-4 family mortgage loans decreased $58 million and home equity loans increased $7.2 million, primarily in the Oklahoma and Texas markets.  In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans.  We have no concentration in sub-prime residential mortgage loans.  Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

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

Approximately $95 million or 8% of permanent mortgage loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs.  The outstanding balance of these loans is down from $96 million at December 31, 2010.  These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation.  However, these loans do have a higher risk of delinquency and losses given default than traditional residential mortgage loans.  The initial maximum LTV of loans in these programs was 103%.

The composition of residential mortgage and consumer loans at March 31, 2011 is as follows in Table 22.

Table 22 – Residential Mortgage and Consumer Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Residential mortgage:
Permanent mortgage	$879,142	$188,622	$11,879	$9,202	$46,596	$73,980	$7,400	$1,216,821
Home equity	340,095	95,303	78,587	4,912	21,379	15,404	4,820	560,500
Total residential mortgage	$1,219,237	$283,925	$90,466	$14,114	$67,975	$89,384	$12,220	$1,777,321

Consumer:
Indirect automobile	$111,488	$31,680	$–	$55,495	$–	$–	$–	$198,663
Other consumer	179,924	109,519	19,242	6,251	20,145	5,266	2,265	342,612
Total consumer	$291,412	$141,199	$19,242	$61,746	$20,145	$5,266	$2,265	$541,275

Indirect automobile loans decreased $41 million from December 31, 2010, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach.

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business.  These arrangements included unfunded loan commitments which totaled $5.1 billion and standby letters of credit which totaled $520 million at March 31, 2011.  Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors.  Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party.  Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Approximately $2.4 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are non-performing at March 31, 2011.

We also have off-balance sheet commitments for residential mortgage loans sold with full or partial recourse as more fully described in Note 5 to the Consolidated Financial Statements.  At March 31, 2011, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $284 million, down from $289 million at December 31, 2010.  Substantially all of these loans are to borrowers in our primary markets including $200 million to borrowers in Oklahoma, $30 million to borrowers in Arkansas, $17 million to borrowers in New Mexico, $15 million to borrowers in the Kansas/Missouri area and $13 million to borrowers in Texas.

Under certain conditions, we also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements.  As of March 31, 2011, less than 10% of the repurchase requests made in 2010 and 2011 have resulted in actual repurchases or indemnification by BOK Financial.  We have repurchased 2 loans for approximately $267 thousand from the agencies in 2011 and no losses have been incurred on these loans as of March 31, 2011.  At March 31, 2011, we have unresolved deficiency requests from the agencies on 124 loans with an aggregate outstanding balance of $22 million.

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

We recognized a $2.6 million credit loss in the first quarter of 2011 on customer derivative positions.  Two customers who used interest rate based derivative contracts to hedge their mortgage loan production were unable to meet their margin requirements.  Subsequent to March 31, these losses were realized when the customer contracts were closed.

Derivative contracts are carried at fair value.  At March 31, 2011, the net fair values of derivative contracts reported as assets under these programs totaled $244 million, down from $268 million at December 31, 2010 due to cash settlements and reduced transaction volumes.  At March 31, 2011, derivative contracts carried as assets included energy contracts with fair values of $109 million, interest rate contracts with fair values of $74 million, and foreign exchange contracts with fair values of $57 million.  The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $156 million.

At March 31, 2011, total derivative assets were reduced by $24 million of cash collateral received from counterparties and total derivative liabilities were reduced by $112 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements (Unaudited).

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2011 follows in Table 23.

Table 23 – Fair Value of Derivative Contract Report As Assets Under Customer Derivative Programs
 (In thousands)
Customers	$166,702
Banks	48,858
Energy companies	22,974
Other	5,602
Fair value of customer hedge asset derivative contracts, net	$244,136

At March 31, 2011, the largest amount due from a single counterparty, a highly-rated international financial institution, totaled $15 million.  This amount is offset by $12 million of cash collateral received from this counterparty.  The next largest amount due was $14 million from an energy customer.  This amount was fully secured by cash and securities as of March 31, 2011.

Our customer derivative program also introduces liquidity and capital risk.  We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits.  Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets.  These risks are modeled as part of the management of these programs.  Based on current prices, a decrease in market prices equivalent to $41 per barrel of oil would increase the fair value of derivative assets by $1.4 million.  An increase in prices equivalent $175 per barrel of oil would increase the fair value of our derivative assets by $292 million.  Liquidity requirements of this program are also affected by our credit rating.  A decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $55 million.

Summary of Loan Loss Experience

We maintain separate allowances for loan losses and reserves for off-balance sheet credit risk.  The combined allowance for loan losses and off-balance sheet credit losses totaled $303 million or 2.86% of outstanding loans and 134.17% of nonaccruing loans at March 31, 2011.  The allowance for loan losses was $290 million and the allowance for off-balance sheet credit losses was $14 million.  At December 31, 2010, the combined allowance for loan losses and off-balance sheet credit losses was $307 million or 2.89% of outstanding loans and 133% of nonaccruing loans.   At December 31, 2010, the allowance for loan losses totaled $293 million and the allowance for off-balance sheet credit losses totaled $14 million.

The provision for loan losses is the amount necessary to maintain the allowance for loan losses at an amount determined by management to be adequate based on its evaluation and includes the combined charge to expense for both the allowance for loan losses and the allowance for off-balance sheet credit losses.  All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.  The provision for credit losses totaled $6.3 million for the first quarter of 2011, $7.0 million for the fourth quarter of 2010 and $42.1 million for the first quarter of 2010.  Factors considered in determining the provision for credit losses for the first quarter of 2011 included trends of net charge-offs, nonperforming loans and risk grading.

Table 24 – Summary of Loan Loss Experience
 (Dollars in thousands)
	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
Allowance for loan losses:
Beginning balance	$292,971	$299,154	$299,489	$299,717	$292,095
Loans charged off:
Commercial	2,352	4,802	5,435	6,030	11,373
Commercial real estate	6,893	9,462	8,704	19,439	22,357
Residential mortgage	2,948	2,030	7,380	8,804	1,842
Consumer	3,039	3,859	3,820	3,895	4,756
Total	15,232	20,153	25,339	38,168	40,328
Recoveries of loans previously charged off:
Commercial	1,571	2,933	2,309	958	3,063
Commercial real estate	343	1,327	1,086	94	672
Residential mortgage	1,082	338	316	127	120
Consumer	1,918	1,342	1,493	1,435	1,995
Total	4,914	5,940	5,204	2,614	5,850
Net loans charged off	10,318	14,213	20,135	35,554	34,478
Provision for loan losses	6,896	8,030	19,800	35,326	42,100
Ending balance	$289,549	$292,971	$299,154	$299,489	$299,717
Allowance for off-balance sheet credit losses:
Beginning balance	$14,271	$15,302	$15,102	$14,388	$14,388
Provision for off-balance sheet credit losses	(646)	(1,031)	200	714	–
Ending balance	$13,625	$14,271	$15,302	$15,102	$14,388

Total provision for credit losses	$6,250	$6,999	$20,000	$36,040	$42,100

Allowance for loan losses to loans outstanding at period-end	2.73%	2.75%	2.77%	2.75%	2.73%
Net charge-offs (annualized) to average loans	0.39	0.53	0.74	1.30	1.23
Total provision for credit losses (annualized) to average loans	0.23	0.26	0.74	1.31	1.51
Recoveries to gross charge-offs	32.26	29.47	20.54	6.85	14.51
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.24%	0.25%	0.28%	0.28%	0.26%
Combined allowance for credit losses to loans outstanding at period-end	2.86	2.89	2.91	2.89	2.86

Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio.  The allowance consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances based on migration factors and non-specific allowances based on general economic, risk concentration and related factors.  An independent Credit Administration department is responsible for performing this evaluation for the entire company to ensure that the methodology is applied consistently.  For the three months ended March 31, 2011, there have been no material changes in the approach or techniques utilized in developing the allowance for loan losses.

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

Impaired loans are charged-off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower based on an evaluation of available cash resources or collateral value.  Collateral value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs.  Appraised values are generally on an “as is” basis and are not adjusted by us.  Collateral value of mineral rights is generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other collateral is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.  Collateral values and available cash resources that support impaired loans are evaluated quarterly.  Updated appraisals are obtained at least annually or more frequently if market conditions indicate collateral values have declined.  The excess of the outstanding principal balance over the fair value of collateral, less estimated costs and available cash resources of the borrower is charged-off against the allowance for loan losses.

No allowances are attributed to the remaining balance of loans that have been charged-down to amounts management expects to recover.  However, the remaining balance continues to be classified as nonaccruing until full recovery of principal and interest, including the charged-off portion of the loans, is probable.

Impaired loans totaled $197 million at March 31, 2011 and $203 million at December 31, 2010.  At March 31, 2011, $132 million of impaired loans had specific allowances of $9.8 million and $66 million had no specific allowances because they had been charged down to amounts we expect to recover.  Impaired loans had gross outstanding principal balances of $276 million.  Cumulative life-to-date charge-offs of impaired loans at March 31, 2011 totaled $78 million, including $2.8 million charged-off in the first quarter of 2011.  At December 31, 2010, $125 million of impaired loans had $7.1 million of specific allowances and $78 million had no specific reserves because they had been charged down to amounts we expect to recover.

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

The aggregate amount of general allowances determined by migration factors for all unimpaired loans totaled $255 million at March 31, 2011 and $259 million at December 31, 2010.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or identified by the migration models.  These factors include trends in the economy in our primary lending areas, conditions in certain industries where we have a concentration and overall growth in the loan portfolio.  Evaluation of nonspecific factors considers the effect of the duration of the business cycle on migration factors.  Nonspecific factors also consider current economic conditions and other relevant factors.  Nonspecific allowances totaled $25 million at March 31, 2011 and $27 million at December 31, 2010.

An allocation of the allowance for loan losses by loan category is included in Note 4 of the Consolidated Financial Statements.

Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral.  Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets.  Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms.  These potential problem loans totaled $183 million at March 31, 2011 and $176 million at December 31, 2010.  The current composition of potential problem loans by primary industry included wholesale/retail - $51 million, services - $36 million, commercial real estate secured by office buildings - $23 million, construction and land development - $18 million and residential mortgage - $16 million.

Net Loans Charged-Off

Loans are charged off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value.  Loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified.

Net loans charged off during the first quarter of 2011 totaled $10.3 million compared to $14.2 million in the previous quarter and $34.5 million in the first quarter of 2010.  The ratio of net loans charged off (annualized) to average outstanding loans was 0.39% for the first quarter of 2011 compared with 0.53% in the fourth quarter of 2010 and 1.23% for the first quarter of 2010.  Net loans charged off in the first quarter of 2011 decreased $3.9 million from the previous quarter.

Net loans charged off by category and principal market area during the first quarter of 2011 follow in Table 25.

Table 25 – Net Loans Charged Off (Recovered)
(In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total

Commercial	$(518)	$714	$(42)	$43	$(149)	$737	$(4)	$781
Commercial real estate	5,049	154	(59)	–	238	1,168	–	6,550
Residential mortgage	1,792	(118)	–	18	180	(6)	–	1,866
Consumer	535	218	9	270	97	(8)	–	1,121
Total net loans charged off	$6,858	$968	$(92)	$331	$366	$1,891	$(4)	$10,318

Net commercial loans charged off during the first quarter of 2011 decreased $1.1 million compared to the prior quarter and included $1.1 million from the services sector of the loan portfolio primarily in the Arizona and Texas markets, partially offset by a net recovery of $416 thousand from the other commercial and industrial sector of the loan portfolio.  We had net recoveries of commercial loan charge-offs in four of our seven primary markets in the first quarter of 2011.

Net charge-offs of commercial real estate loans decreased $1.6 million from the fourth quarter of 2010 and included $4.4 million of loans secured by multifamily residential properties primarily in the Oklahoma market and $1.2 million of  land and residential construction sector loans primarily in the Arizona, New Mexico, Oklahoma and Texas markets.  Land and residential construction sector charge-offs decreased $2.3 million from the prior quarter.

Residential mortgage net charge-offs increased $174 thousand over the previous quarter and consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, decreased $1.4 million from the previous quarter.  Net charge-offs of indirect auto loans totaled $676 thousand for the first quarter of 2011 and $922 thousand for the fourth quarter of 2010.

Nonperforming Assets

Table 26 – Nonperforming Assets
 (In thousands)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
Nonaccrual loans:
Commercial	$57,449	$38,455	$49,361	$82,775	$84,491
Commercial real estate	125,504	150,366	177,709	193,698	219,639
Residential mortgage	37,824	37,426	38,898	40,033	36,281
Consumer	5,185	4,567	2,784	3,188	3,164
Total nonaccrual loans	225,962	230,814	268,752	319,694	343,575
Renegotiated loans2	21,705	22,261	25,252	21,327	17,763
Total nonperforming loans	247,667	253,075	294,004	341,021	361,338
Other nonperforming assets	131,420	141,394	126,859	119,908	121,933
Total nonperforming assets	$379,087	$394,469	$420,863	$460,929	$483,271
Nonaccrual loans by principal market:
Oklahoma	$49,585	$60,805	$72,264	$93,898	$102,231
Texas	34,404	33,157	36,979	49,695	58,067
New Mexico	17,510	19,283	23,792	26,956	23,021
Arkansas	29,769	7,914	9,990	10,933	14,652
Colorado3	40,629	49,416	55,631	66,040	66,883
Arizona	54,065	60,239	70,038	72,111	78,656
Kansas/Missouri	–	–	58	61	65
Total nonaccrual loans	$225,962	$230,814	$268,752	$319,694	$343,575
Nonaccrual loans by loan portfolio sector:
Commercial:
Energy	$415	$465	$8,189	$26,259	$17,182
Manufacturing	4,545	2,116	2,454	3,237	4,834
Wholesale / retail	30,411	8,486	5,584	5,561	6,629
Integrated food services	6	13	58	58	65
Services	15,720	19,262	23,925	31,062	35,535
Healthcare	2,574	3,534	2,608	8,568	10,538
Other	3,778	4,579	6,543	8,030	9,708
Total commercial	57,449	38,455	49,361	82,775	84,491
Commercial real estate:
Land development and construction	90,707	99,579	116,252	132,686	140,508
Retail	5,276	4,978	8,041	4,967	14,843
Office	14,628	19,654	24,942	24,764	26,660
Multifamily	1,900	6,725	6,924	7,253	15,725
Industrial	–	4,087	4,151	4,223	–
Other commercial real estate	12,993	15,343	17,399	19,805	21,903
Total commercial real estate	125,504	150,366	177,709	193,698	219,639
Residential mortgage:
Permanent mortgage	33,466	32,111	36,654	37,978	34,134
Home equity	4,358	5,315	2,244	2,055	2,147
Total residential mortgage	37,824	37,426	38,898	40,033	36,281
Consumer	5,185	4,567	2,784	3,188	3,164
Total nonaccrual loans	$225,962	$230,814	$268,752	$319,694	$343,575
Ratios:
Reserve for loan losses to nonperforming loans	116.91%	115.76%	101.75%	87.82%	82.95%
Nonperforming loans to period-end loans	2.34	2.38	2.72	3.13	3.29
Accruing loans past due (90 days or more) 1	$9,291	$9,961	$6,433	$12,474	$12,915

1Includes residential mortgages guaranteed by agencies of the U.S. Government.	$1,248	$1,995	$854	$3,210	$3,183
2Includes residential mortgage loans guaranteed by agencies of the U.S. government. These loans have been modified to extend payment terms and/or reduce interest rates.	18,304	18,551	21,706	17,598	14,083
3Includes loans subject to First United Bank sellers escrow.	–	–	–	–	4,281

Nonperforming assets decreased $15 million during the first quarter of 2011 to $379 million or 3.54% of outstanding loans and repossessed assets at March 31, 2011.  Nonaccruing loans totaled $226 million, renegotiated residential mortgage loans totaled $22 million (including $18 million of residential mortgage loans guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $131 million. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to increase.

Renegotiated loans represent troubled debt restructurings of residential mortgage loans.  Generally, we modify residential mortgage loans by reducing interest rates and extending the number of payments.  We do not forgive principal or unpaid interest.  At March 31, 2011, approximately $11 million of the renegotiated residential mortgage loans are currently performing in accordance with the modified terms, $3.6 million are 30 to 89 days past due and $6.8 million are past due 90 days or more.  Restructured residential mortgage loans guaranteed by agencies of the U.S. government in accordance with agency guideline represent $18 million of our $22 million portfolio of renegotiated loans.  Interest continues to accrue on these guaranteed loans based on the modified terms of the loan.  Renegotiated loans may be transferred to loans held for sale after a period of satisfactory performance, generally at least nine months.  If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loans are placed on nonaccrual status and included in nonaccrual loans.

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

A rollforward of nonperforming assets for the first quarter of 2011 follows in Table 27.

Table 27 – Rollforward of Nonperforming Assets
(In thousands)
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2010	$230,814	$22,261	$141,394	$394,469
Additions	54,768	2,783	–	57,551
Payments	(23,743)	(239)	–	(23,982)
Charge-offs	(15,232)	–	–	(15,232)
Net writedowns and losses	–	–	(4,331)	(4,331)
Foreclosures	(21,010)	–	21,010	–
Proceeds from sales	–	–	(15,232)	(15,232)
Net transfer to nonaccruing Loans	348	(348)	–	–
Transfer to residential mortgage loans held for sale	–	(2,094)	–	(2,094)
Transfer to available for sale securities	–	–	(11,723)	(11,723)
Other, net	17	(658)	302	(339)
Balance, March 31, 2011	$225,962	$21,705	$131,420	$379,087

The distribution of nonaccruing loans among our various markets follows in Table 28.

Table 28 – Nonaccruing Loans by Principal Market
(Dollars in thousands)
	March 31, 2011		December 31, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$49,585	1.04%	$60,805	1.24%	$(11,220)	(20	) bp
Texas	34,404	1.14	33,157	1.10	1,247	4
New Mexico	17,510	2.51	19,283	2.75	(1,773)	(24)
Arkansas	29,769	10.76	7,914	2.75	21,855	801
Colorado	40,629	5.24	49,416	6.49	(8,787)	(125)
Arizona	54,065	9.66	60,239	11.48	(6,174)	(182)
Kansas / Missouri	–	–	–	–	–	–
Total	$225,962	2.13%	$230,814	2.17%	$(4,852)	(4	) bp

The majority of nonaccruing loans are concentrated in the Oklahoma, Arizona and Colorado markets.  Nonaccruing loans in the Oklahoma market are primarily composed of $11 million of commercial real estate loans and $11 million of commercial loans.  Nonaccruing loans in the Arizona and Colorado markets consisted primarily of commercial real estate loans.

Nonaccruing loans decreased $4.9 million from December 31, 2010.  Nonaccruing loans in Arkansas increased $22 million due largely to a single customer relationship.  Nonaccruing loans decreased $11 million in the Oklahoma market, $8.8 million in the Colorado market and $6.2 million in the Arizona market.

Commercial

Nonaccruing commercial loans totaled $57 million or 0.95% of total commercial loans at March 31, 2011 and $38 million or 0.65% of total commercial loans at December 31, 2010.  At March 31, 2011, nonaccruing commercial loans were primarily composed of $30 million or 3.09% of total wholesale / retail sector loans and nonaccruing services sector loans totaled $16 million or 0.99% of total services sector loans.

Nonaccruing commercial loans increased $19 million over December 31, 2010 largely due to a single customer relationship in the Arkansas market in the wholesale / retail sector.    Newly identified nonaccruing commercial loans in the first quarter of 2011 totaled approximately $31 million, offset by $8.4 million in payments, $2.4 million in charge-offs and $1.1 million in foreclosures.  The distribution of nonaccruing commercial loans among our various markets was as follows in Table 29.

Table 29 – Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)
	March 31, 2011		December 31, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$10,776	0.41%	$13,978	0.54%	$(3,202)	(13	) bp
Texas	9,165	0.48	5,603	0.30	3,562	18
New Mexico	3,667	1.40	5,818	2.08	(2,151)	(68)
Arkansas	22,651	29.85	212	0.25	22,439	2,960	bp
Colorado	5,086	0.99	6,702	1.42	(1,616)	(43)
Arizona	6,104	2.43	6,142	2.66	(38)	(23)
Kansas / Missouri	–	–	–	–	–	–
Total commercial	$57,449	0.95%	$38,455	0.65%	$18,994	30	bp

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $126 million or 5.65% of outstanding commercial real estate loans at March 31, 2011 compared to $150 million or 6.60% of outstanding commercial real estate loans at December 31, 2010.  Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans.  Nonaccruing commercial real estate loans decreased $25 million since December 31, 2010.  Newly identified nonaccruing commercial real estate loans totaled $6.9 million, offset by $6.9 million of charge-offs, $12 million of cash payments received and $13 million of foreclosures.  The distribution of our nonaccruing commercial real estate loans among our geographic market is as follows in Table 30.

Table 30 – Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)
	March 31, 2011		December 31, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$10,907	1.65%	$19,005	2.62%	$(8,098)	(97	) bp
Texas	18,985	2.76	21,228	3.09	(2,243)	(33)
New Mexico	11,736	3.60	11,494	3.65	242	(5)
Arkansas	5,830	4.67	6,346	5.42	(516)	(75)
Colorado	33,963	19.70	41,066	20.83	(7,103)	(113)
Arizona	44,083	20.65	51,227	25.48	(7,144)	(483)
Kansas / Missouri	–	–	–	–	–	–
Total commercial real estate	$125,504	5.65%	$150,366	6.60%	$(24,862)	(95	) bp

Nonaccruing commercial real estate loans are primarily concentrated in the Arizona and Colorado markets.  Approximately $44 million or 20.65% of commercial real estate loans in Arizona are nonaccruing and consist primarily of nonaccruing residential construction and land development loans.  Approximately $34 million or 19.70% of commercial real estate loans in the Colorado market are nonaccruing and consist primarily of nonaccruing residential construction and land development loans.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $38 million or 2.13% of outstanding residential loans at March 31, 2011 compared to $37 million or 2.05% of total residential loans at December 31, 2010.  Nonaccruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $33 million or 2.75% of outstanding residential mortgage loans at March 31, 2011, a $1.4 million increase over December 31, 2010.  Nonaccruing home equity loans continued to perform well with only $4.4 million or 0.78% of total home equity loans in nonaccrual status.

In addition to nonaccruing residential mortgage and consumer loans, payments of residential mortgage loans and consumer loans may be delinquent.  The composition of residential mortgage and consumer loans past due is included in the following Table 31.  Residential mortgage loans past due 30 to 89 days decreased $9.3 million and residential mortgage loans past due 90 days or more decreased $747 thousand during first quarter of 2011.   Consumer loans past due 30 to 89 days decreased $2.8 million from December 31, 2010 primarily due to a decrease in indirect automobile loans, partially offset by an increase in other consumer loans.  Consumer loans past due 90 days or more decreased $229 thousand during the first quarter of 2011, primarily due to a decrease in other consumer loans.

Table 31 – Residential Mortgage and Consumer Loans Past Due
(In thousands)
	March 31, 2011		December 31, 2010
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage1	$1,248	$12,776	$1,995	$21,719
Home equity	–	1,246	–	1,605
Total residential mortgage	$1,248	$14,022	$1,995	$23,324

Consumer:
Indirect automobile	$73	$7,865	$67	$11,382
Other consumer	60	1,647	295	927
Total consumer	$133	$9,512	$362	$12,309
1
Excludes past due residential mortgage loans which we may voluntarily repurchase but do not have the obligation to repurchase from Government National Mortgage Association (“GNMA”) mortgage pools.  Repayment of these loans is fully guaranteed by agencies of the U.S. government.  See Note 4 in the Consolidated Financial Statements for additional discussion.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans.  The assets are carried at the lower of costs, determined by the fair value at the date of foreclosure less estimated disposal costs, or the current fair value less estimated disposal costs.  The fair value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice.  Appraisals are ordered at foreclosure and are updated on a no less than annual basis.  For certain property types, such as residential building lots, or in certain distressed markets, we may request updated appraisals more frequently.  Appraised values are on an “as is” basis and are not adjusted.  For uncompleted properties, we may also obtain the appraised value for properties on an “as completed” basis to use in the determination of whether to develop properties to completion.  Such costs to complete properties may be capitalized not to exceed the estimated “as completed” fair value as determined by the independent appraisal.  The fair value of mineral rights is generally determined by our internal staff of engineers based on the projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other assets is generally determined by our special assets staff based on projected liquidation cash flow under current market conditions.

The carrying value of real estate and other repossessed assets is evaluated by management on a quarterly basis.  We consider decreases in listing prices and other relevant information in our quarterly evaluations and reduce the carrying values when necessary.

Real estate and other repossessed assets totaled $131 million at March 31, 2011, a decrease of $10 million from December 31, 2010.  During the first quarter of 2011, $12 million of cost basis shares of an entity in which we hold an equity interest were transferred to the available for sales portfolio as the shares are listed for trading on a national stock exchange.  The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 32 following.

Table 32 – Real Estate and Other Repossessed Assets by Principal Market
 (In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties and residential land development properties	$9,189	$19,501	$3,587	$5,879	$1,031	$13,543	$777	$2,157	$55,664
Developed commercial real estate properties	2,244	1,510	8,957	2,199	5,546	22,545	–	3,332	46,333
Undeveloped land	297	8,919	3,026	72	1,501	5,953	4,802	–	24,570
Oil and gas properties	–	2,403	–	–	–	–	–	–	2,403
Construction equipment	–	–	–	–	–	–	1,597	–	1,597
Vehicles	313	113	–	257	–	–	–	–	683
Other	–	–	170	–	–	–	–	–	170
Total real estate and other repossessed assets	$12,043	$32,446	$15,740	$8,407	$8,078	$42,041	$7,176	$5,489	$131,420

Undeveloped land is primarily zoned for commercial development.  Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for our subsidiary bank.  Based on average balances for the first quarter of 2011, approximately 75% of our funding was provided by average deposit accounts, 9% from borrowed funds, 2% from long-term subordinated debt and 11% from equity.  Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

Deposit accounts represent our largest funding source.  We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience.  Retail deposit growth is supported through our Perfect Banking sales and customer service program, free checking and online bill paying services, mobile banking services, an extensive network of branch locations and ATMs and a 24-hour Express Bank call center.  Commercial deposit growth is supported by offering treasury management and lockbox services.  We also acquire brokered deposits when the cost of funds is advantageous to other funding sources.

Average deposits for the first quarter of 2011 totaled $17.7 billion and represented approximately 75% of total average liabilities and capital, compared with $17.3 billion and 71% of total average liabilities and capital for the fourth quarter of 2010.  Average deposits increased $428 million in first quarter of 2011.   Average interest-bearing transaction deposit accounts continued to grow, up $307 million over the fourth quarter of 2010.  Growth in our average interest-bearing transaction deposit accounts included $527 million of commercial deposits, partially offset by a seasonal decrease of $158 million in wealth management deposits and a $58 million decrease in consumer banking deposits.  Average demand deposits increased $94 million in the first quarter of 2011, from the fourth quarter of 2010, primarily related to a $260 million increase in balances held by our commercial banking customers and a $15 million increase in wealth management deposits, partially offset by a seasonal decrease of $145 million in consumer deposits.  Average time deposits also increased $15 million during the first quarter of 2011.  Growth in our average commercial deposit balances was largely driven by small business and commercial and industrial customers.

Brokered deposits, which are included in time deposits, averaged $237 million for the first quarter of 2011, up $2.8 million over the fourth quarter of 2010.

The distribution of deposit accounts among our principal markets is shown in Table 33.

Table 33 – Period-end Deposits by Principal Market Area
 (In thousands)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
Oklahoma:
Demand	$2,420,210	$2,271,375	$2,238,303	$2,101,994	$2,062,084
Interest-bearing:
Transaction	6,068,304	6,061,626	5,609,811	5,562,287	5,237,983
Savings	120,020	106,411	103,524	102,590	101,708
Time	1,465,506	1,373,307	1,497,344	1,442,525	1,360,756
Total interest-bearing	7,653,830	7,541,344	7,210,679	7,107,402	6,700,447
Total Oklahoma	10,074,040	9,812,719	9,448,982	9,209,396	8,762,531

Texas:
Demand	1,405,892	1,389,876	1,238,103	1,150,495	1,068,656
Interest-bearing:
Transaction	1,977,850	1,791,810	1,786,979	1,674,519	1,675,759
Savings	40,313	36,429	35,614	36,814	37,175
Time	1,015,754	966,116	1,031,877	1,003,936	1,043,813
Total interest-bearing	3,033,917	2,794,355	2,854,470	2,715,269	2,756,747
Total Texas	4,439,809	4,184,231	4,092,573	3,865,764	3,825,403

New Mexico:
Demand	282,708	270,916	262,567	223,869	222,685
Interest-bearing:
Transaction	498,355	530,244	535,012	491,708	480,189
Savings	24,455	28,342	27,906	30,231	20,036
Time	453,580	450,177	469,493	476,155	495,243
Total interest-bearing	976,390	1,008,763	1,032,411	998,094	995,468
Total New Mexico	1,259,098	1,279,679	1,294,978	1,221,963	1,218,153

Arkansas:
Demand	15,144	15,310	17,604	14,919	17,599
Interest-bearing:
Transaction	130,613	129,580	137,797	108,104	61,398
Savings	1,514	1,266	1,522	1,288	1,266
Time	94,889	100,998	116,536	119,472	105,794
Total interest-bearing	227,016	231,844	255,855	228,864	168,458
Total Arkansas	242,160	247,154	273,459	243,783	186,057

Colorado:
Demand	197,579	157,742	156,685	143,783	136,048
Interest-bearing:
Transaction	528,948	522,207	501,405	441,085	456,508
Savings	21,655	20,310	19,681	18,869	18,118
Time	546,586	502,889	495,899	497,538	509,410
Total interest-bearing	1,097,189	1,045,406	1,016,985	957,492	984,036
Total Colorado	1,294,768	1,203,148	1,173,670	1,101,275	1,120,084

Arizona:
Demand	106,880	74,887	97,384	71,711	61,183
Interest-bearing:
Transaction	102,089	95,890	94,108	94,033	81,851
Savings	984	809	812	1,062	1,105
Time	50,060	52,227	59,678	63,643	64,592
Total interest-bearing	153,133	148,926	154,598	158,738	147,548
Total Arizona	260,013	223,813	251,982	230,449	208,731

Kansas/Missouri:
Demand	28,774	40,658	35,869	28,518	31,726
Interest-bearing:
Transaction	222,705	124,005	180,273	116,423	100,037
Savings	323	200	132	110	146
Time	51,236	63,454	70,673	69,819	74,648
Total interest-bearing	274,264	187,659	251,078	186,352	174,831
Total Kansas/Missouri	303,038	228,317	286,947	214,870	206,557

Total BOK Financial deposits	$17,872,926	$17,179,061	$16,822,591	$16,087,500	$15,527,516

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings.  Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions.  Funds are primarily purchased from bankers’ banks and Federal Home Loan Banks from across the country.  The largest single source of Federal funds purchased totaled $183 million at March 31, 2011.  Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities.  All of our repurchase agreement transactions are recognized as secured borrowing.  Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and U.S. agency issued residential mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans).  Amounts borrowed from the Federal Home Loan Banks of Topeka and Dallas averaged $112 million during the first quarter.

We generally have been using the proceeds of deposit growth to reduce higher-costing other borrowing while maintaining access to these funding sources.  At March 31, 2011, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $7.4 billion.

Information relating to other borrowing is summarized in Table 34 following:

Table 34 – Other borrowings
 (In thousands)

				Maximum				Maximum
		Average		Outstanding		Average		Outstanding
	As of	Balance		At Any Month	As of	Balance		At Any Month
	March 31,	During the		End During	Dec. 31,	During the		End During
	2011	Quarter	Rate	the Quarter	2010	Quarter	Rate	the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$7,217	7,217	5.06%	$7,217	$7,217	7,217	5.06%	$7,217
Other	1,300	58	–%	1,300	–	–	–%	–
Total Parent Company and other Non-Bank Subsidiaries	8,517	7,275	5.06%		7,217	7,217	5.06%

Subsidiary Bank:
Funds purchased	466,749	820,969	0.22%	965,762	1,025,018	775,620	0.11%	1,025,018
Repurchase agreements	1,006,051	1,062,359	0.25%	1,124,060	1,258,762	1,201,760	0.59%	1,258,762
Federal Home Loan Bank advances	1,699	111,725	3.20%	1,749	801,797	800,042	0.14%	851,562
Subordinated debentures	398,744	398,723	5.51%	398,744	398,701	398,680	5.78%	398,701
Other	26,648	25,987	2.52%	30,664	24,564	22,497	1.69%	32,543
Total Subsidiary Bank	1,899,891	2,419,763	1.39%		3,508,842	3,198,599	0.95%

Total Other Borrowings	$1,908,408	$2,427,038	1.44%		$3,516,059	$3,205,816	0.98%

Parent Company

The primary source of liquidity for BOK Financial is dividends from the subsidiary bank, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years.  Dividends are further restricted by minimum capital requirements.  Based on the most restrictive limitations as well as management’s internal capital policy, at March 31, 2011, the subsidiary bank could declare up to $72 million of dividends without regulatory approval.  Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has an unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder.  The committed amount under the terms of the credit agreement is $100 million and matures on December 2, 2012.  Interest on outstanding balances due to Mr. Kaiser is based on one-month LIBOR plus 250 basis points and is payable quarterly.  Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 50 basis points.  The credit agreement has no restrictive covenants.  No amounts were outstanding under this credit agreement as of March 31, 2011 or December 31, 2010.

Our equity capital at March 31, 2011 was $2.6 billion, up from $2.5 billion at December 31, 2010.  Net income less cash dividend paid increased equity $48 million during the first quarter of 2011.  Capital is managed to maximize long-term value to the shareholders.  Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements.  Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

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

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program.  The maximum of two million common shares may be repurchased.  The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors.  Repurchases may be made over time in open market or privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time without prior notice.  Since this program began, 784,073 shares have been repurchased by the Company for $38.7 million.  No shares were repurchased in the first quarter of 2011.

BOK Financial and its subsidiary bank are subject to various capital requirements administered by federal agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a material impact on operations.  These capital requirements include quantitative measures of assets, liabilities, and off-balance sheet items.  The capital standards are also subject to qualitative judgments by the regulators.

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Company’s banking subsidiary exceeded the regulatory definitions of well capitalized.  The capital ratios for BOK Financial on a consolidated basis are presented in Table 35.

Table 35 – Capital Ratios
	Well Capitalized	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	Minimums	2011	2010	2010	2010	2010

Average total equity to average assets	–	10.80%	10.44%	10.26%	10.15%	9.69%
Tangible common equity ratio	–	9.54	9.21	8.96	8.88	8.46
Tier 1 common equity ratio	–	12.84	12.55	12.17	11.77	11.33
Risk-based capital:
Tier 1 capital	6.00%	12.97	12.69	12.30	11.90	11.45
Total capital	10.00	16.48	16.20	15.79	15.38	15.09
Leverage	5.00	9.13	8.74	8.61	8.57	8.25

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

Table 36 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 36 – Non-GAAP Measures
 (Dollars in thousands)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

Tangible common equity ratio:
Total shareholders' equity	$2,576,133	$2,521,726	$2,503,650	$2,428,738	$2,312,443
Less: Goodwill and intangible assets, net	348,507	349,404	350,769	351,592	352,916
Tangible common equity	2,227,626	2,172,322	2,152,881	2,077,146	1,959,527
Total assets	23,701,023	23,941,603	24,385,952	23,736,728	23,501,976
Less: Goodwill and intangible assets, net	348,507	349,404	350,769	351,592	352,916
Tangible assets	$23,352,516	$23,592,199	$24,035,183	$23,385,136	$23,149,060
Tangible common equity ratio	9.54%	9.21%	8.96%	8.88%	8.46%

Tier 1 common equity ratio:
Tier 1 capital	$2,129,998	$2,076,525	$2,027,226	$1,976,588	$1,922,783
Less: Non-controlling interest	21,555	22,152	20,338	21,289	20,274
Tier 1 common equity	2,108,443	2,054,373	2,006,888	1,955,299	1,902,509
Risk weighted assets	$16,416,387	$16,368,976	$16,484,702	$16,611,662	$16,787,566
Tier 1 common equity ratio	12.84%	12.55%	12.17%	11.77%	11.33%

Off-Balance Sheet Arrangements

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City of Tulsa (“City”) as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building.  All rent payments are current.  Remaining guaranteed rents totaled $19.3 million at March 31, 2011.  Current leases expire or are subject to lessee termination options at various dates in 2012 and 2014.  Our obligation under the agreement would be affected by lessee decisions to exercise these options.

In return for this guarantee, we will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from rental of space that was vacant at the inception of the agreement.  Approximately 42 thousand square feet of this additional space has been rented to outside parties since the date of the agreement.  The maximum amount that we may receive under this agreement is $4.5 million.

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

The Asset / Liability Committee is responsible for managing market risk in accordance with policy guidelines established by the Board of Directors.  The Committee monitors projected variation in net interest revenue and net interest income and economic value of equity due to specified changes in interest rates.  The internal policy limit for net interest revenue variation is a maximum decline of 5% to an up or down 200 basis point change over twelve months.  These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds, and brokered deposits, and establish minimum levels for un-pledged assets, among other things.  Compliance with these guidelines is reviewed monthly.

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model.  BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity.  A simulation model is used to estimate the effect of changes in interest rates over the next 12 months and longer time periods based on multiple interest rate scenarios.  Two specified interest rate scenarios are used to evaluate interest rate risk against policy guidelines.  The first assumes a sustained parallel 200 basis point increase and the second assumes a sustained parallel 50 basis point decrease in interest rates.  Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in interest rates.  However, the results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful.

The Company’s primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing.  Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights.  Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation.  The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior.  The impact of planned growth and new business activities is factored into the simulation model.  The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 37 due to the extreme volatility over such a large rate range.  The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in Note 5 to the Consolidated Financial Statements.

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

Table 36 – Interest Rate Sensitivity
 (Dollars in thousands)
	200 bp Increase		50 bp Decrease
	2011	2010	2011	2010
Anticipated impact over the next twelve months on net interest revenue	$(426)	$(12,706)	$(10,292)	$(24,197)
	(0.06)%	(1.7)%	(1.4)%	(3.3)%

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

Management uses a Value at Risk (“VAR”) methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes.   It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.4 million.  At March 31, 2011, the VAR was $2.6 million.  The greatest value at risk during the first quarter of 2011 was $3.1 million.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands except share and per share data)

	Three Months Ended
	March 31,
Interest revenue	2011	2010
Loans	$123,740	$131,944
Residential mortgage loans held for sale	1,339	1,747
Taxable securities	74,589	82,612
Tax-exempt securities	2,003	2,449
Total securities	76,592	85,061
Trading securities	414	610
Funds sold and resell agreements	4	8
Total interest revenue	202,089	219,370
Interest expense
Deposits	24,042	27,617
Borrowed funds	1,831	3,613
Subordinated debentures	5,577	5,566
Total interest expense	31,450	36,796
Net interest revenue	170,639	182,574
Provision for credit losses	6,250	42,100
Net interest revenue after provision for credit losses	164,389	140,474
Other operating revenue
Brokerage and trading revenue	25,376	21,035
Transaction card revenue	28,445	25,687
Trust fees and commissions	18,422	16,320
Deposit service charges and fees	22,480	26,792
Mortgage banking revenue	17,356	14,871
Bank-owned life insurance	2,863	2,972
Other revenue	8,332	7,638
Total fees and commissions	123,274	115,315
Loss on other assets, net	(68)	(1,390)
Loss on derivatives, net	(2,413)	(341)
Gain on securities, net	1,384	4,524
Total other-than-temporary impairment losses	–	(9,708)
Portion of loss recognized in (reclassified from) other comprehensive income	(4,599)	5,483
Net impairment losses recognized in earnings	(4,599)	(4,225)
Total other operating revenue	117,578	113,883
Other operating expense
Personnel	99,994	96,824
Business promotion	4,624	3,978
Professional fees and services	7,458	6,401
Net occupancy and equipment	15,604	15,511
Insurance	6,186	6,533
Data processing and communications	22,503	20,309
Printing, postage and supplies	3,082	3,322
Net losses and operating expenses of repossessed assets	6,015	7,220
Amortization of intangible assets	896	1,324
Mortgage banking costs	6,471	9,267
Change in fair value of mortgage servicing rights	(3,129)	(13,932)
Other expense	8,745	6,975
Total other operating expense	178,449	163,732
Income before taxes	103,518	90,625
Federal and state income tax	38,752	30,283
Net income before non-controlling interest	64,766	60,342
Net income (loss) attributable to non-controlling interest	(8)	209
Net income attributable to BOK Financial Corporation	$64,774	$60,133
Earnings per share:
Basic	$0.95	$0.88
Diluted	$0.94	$0.88
Average shares used in computation:
Basic	67,901,722	67,592,315
Diluted	68,176,527	67,790,049
Dividends declared per share	$0.25	$0.24

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands except share data)
	March 31,	Dec. 31,	March 31,
	2011	2010	2010
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$805,928	$1,247,946	$902,575
Funds sold and resell agreements	2,462	21,458	29,410
Trading securities	80,719	55,467	115,641
Securities:
Available for sale	9,707,825	9,171,908	8,744,641
Available for sale securities pledged to creditors	–	139,344	159,754
Investment (fair value: March 31, 2011 – $355,052; December 31, 2010 – $346,105; March 31, 2010 – $314,888)	343,401	339,553	309,910
Mortgage trading securities	326,624	428,021	427,196
Total securities	10,377,850	10,078,826	9,641,501
Residential mortgage loans held for sale	127,119	263,413	178,362
Loans	10,589,835	10,643,036	10,971,224
Less allowance for loan losses	(289,549)	(292,971)	(299,717)
Loans, net of allowance	10,300,286	10,350,065	10,671,507
Premises and equipment, net	265,532	265,465	279,152
Accrued revenue receivable	113,060	148,940	107,300
Goodwill	335,601	335,601	335,601
Intangible assets, net	12,906	13,803	17,315
Mortgage servicing rights	120,345	115,723	119,066
Real estate and other repossessed assets	131,420	141,394	121,933
Bankers’ acceptances	1,884	1,222	2,945
Derivative contracts	245,124	270,445	325,364
Cash surrender value of bank-owned life insurance	258,322	255,442	248,927
Receivable on unsettled securities trades	242,828	135,059	–
Other assets	279,637	241,334	405,377
Total assets	$23,701,023	$23,941,603	$23,501,976

Liabilities and equity
Noninterest-bearing demand deposits	$4,457,187	$4,220,764	$3,599,981
Interest-bearing deposits:
Transaction	9,528,864	9,255,362	8,093,725
Savings	209,264	193,767	179,554
Time (includes fair value: $0 at March 31, 2011; $27,414 at December 31, 2010; $32,364 at March 31, 2010)	3,677,611	3,509,168	3,654,256
Total deposits	17,872,926	17,179,061	15,527,516
Funds purchased	466,749	1,025,019	1,465,983
Repurchase agreements	1,006,051	1,258,761	1,172,280
Other borrowings	36,864	833,578	1,909,934
Subordinated debentures	398,744	398,701	398,578
Accrued interest, taxes and expense	135,486	134,107	117,179
Bankers’ acceptances	1,884	1,222	2,945
Due on unsettled securities trades	843,904	160,425	103,186
Derivative contracts	156,038	215,420	311,685
Other liabilities	184,689	191,431	159,973
Total liabilities	21,103,335	21,397,725	21,169,259
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2011 – 71,073,780; December 31, 2010 – 70,815,563; March 31, 2010 – 70,593,401)	4	4	4
Capital surplus	790,852	782,805	764,863
Retained earnings	1,791,698	1,743,880	1,607,828
Treasury stock (shares at cost: March 31, 2011 – 2,635,358; December 31, 2010 – 2.607,874; March 31, 2010 – 2,550,483)	(114,734)	(112,802)	(107,909)
Accumulated other comprehensive income	108,313	107,839	47,657
Total shareholders’ equity	2,576,133	2,521,726	2,312,443
Non-controlling interest	21,555	22,152	20,274
Total equity	2,597,688	2,543,878	2,332,717
Total liabilities and equity	$23,701,023	$23,941,603	$23,501,976

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)
			Accumulated
	Common Stock		Other Comprehensive	Capital	Retained	Treasury Stock		Total Shareholders’	Non- Controlling	Total
	Shares	Amount	Income(Loss)	Surplus	Earnings	Shares	Amount	Equity	Interest	Equity

Balances at December 31, 2009	70,312	$4	$(10,740)	$758,723	$1,563,683	2,509	$(105,857)	$2,205,813	$19,561	$2,225,374
Comprehensive income:
Net income from BOKF	–	–	–	–	60,133	–	–	60,133	–	60,133
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–	(209)	(209)
Other comprehensive income, net of tax	–	–	58,397	–	–	–	–	58,397	–	58,397
Comprehensive income								118,530	(209)	118,321
Exercise of stock options	281	–	–	3,750	–	41	(2,052)	1,698	–	1,698
Tax benefit on exercise of stock options	–	–	–	(83)	–	–	–	(83)	–	(83)
Stock-based compensation	–	–	–	2,473	–	–	–	2,473	–	2,473
Cash dividends on common stock	–	–	–	–	(15,988)	–	–	(15,988)	–	(15,988)
Capital calls, net	–	–	–	–	–	–	–	–	922	922

Balances at March 31, 2010	70,593	$4	$47,657	$764,863	$1,607,828	2,550	$(107,909)	$2,312,443	$20,274	$2,332,717

Balances at December 31, 2010	70,816	$4	$107,839	$782,805	$1,743,880	2,608	$(112,802)	$2,521,726	$22,152	$2,543,878
Comprehensive income:
Net income from BOKF	–	–	–	–	64,774	–	–	64,774	–	64,774
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–	8	8
Other comprehensive income, net of tax	–	–	474	–	–	–	–	474	–	474
Comprehensive income							–	65,248	8	65,256
Exercise of stock options	258	–	–	4,887	–	27	(1,932)	2,955	–	2,955
Tax benefit on exercise of stock options	–	–	–	545	–	–	–	545	–	545
Stock-based compensation	–	–	–	2,615	–	–	–	2,615	–	2,615
Cash dividends on common stock	–	–	–	–	(16,956)	–	–	(16,956)	–	(16,956)
Capital distributions, net	–	–	–	–	–	–	–	–	(605)	(605)

Balances at March 31, 2011	71,074	$4	$108,313	$790,852	$1,791,698	2,635	$(114,734)	$2,576,133	$21,555	$2,597,688
Se
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended
	March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income before non-controlling interest	$64,766	$60,342
Adjustments to reconcile net income before non-controlling interest to net cash Provided by (used in) operating activities:
Provision for credit losses	6,250	42,100
Change in fair value of mortgage servicing rights	(3,129)	(13,932)
Unrealized (gains) losses from derivatives	7,694	(1,160)
Tax expense (benefit) on exercise of stock options	(545)	83
Change in bank-owned life insurance	(2,863)	(2,972)
Stock-based compensation	2,615	2,473
Depreciation and amortization	12,369	17,380
Net amortization of securities discounts and premiums	24,098	21,539
Net realized (gains) losses on financial instruments and other assets	(9,722)	2,545
Mortgage loans originated for resale	(418,754)	(338,799)
Proceeds from sale of mortgage loans held for sale	562,576	382,487
Capitalized mortgage servicing rights	(4,969)	(5,201)
Change in trading securities, including mortgage trading securities	76,145	(194,364)
Change in accrued revenue receivable	35,880	1,522
Change in other assets	9,391	(9,048)
Change in accrued interest, taxes and expense	1,379	5,729
Change in other liabilities	(4,838)	2,763
Net cash provided by (used in) operating activities	358,343	(26,513)
Cash Flows From Investing Activities:
Proceeds from maturities of investment securities	3,610	3,303
Proceeds from maturities or redemptions of available for sale securities	738,921	537,497
Purchases of investment securities	(7,495)	(72,863)
Purchases of available for sale securities	(1,939,500)	(1,036,892)
Proceeds from sales of available for sale securities	793,152	535,514
Change in amount receivable on unsettled security transactions	(107,769)	–
Loans originated or acquired net of principal collected	21,873	266,058
Purchase of mortgage servicing rights	–	(8,681)
Net (payments on) proceeds from derivative asset contracts	(65,861)	8,136
Proceeds from disposition of assets	15,233	8,103
Purchases of other assets	(7,443)	(9,170)
Net cash provided by (used in) investing activities	(555,279)	231,005
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	525,422	123,025
Net change in time deposits	168,603	(113,202)
Net change in other borrowings	(1,607,694)	(56,903)
Net (payments on) proceeds from derivative liability contracts	64,182	(6,627)
Net change in derivative margin accounts	(84,614)	(16,178)
Change in amount due on unsettled security transactions	683,479	(109,149)
Issuance of common and treasury stock, net	2,955	1,698
Tax benefit on exercise of stock options	545	(83)
Dividends paid	(16,956)	(16,304)
Net cash used in financing activities	(264,078)	(193,723)
Net increase (decrease) in cash and cash equivalents	(461,014)	10,769
Cash and cash equivalents at beginning of period	1,269,404	921,216
Cash and cash equivalents at end of period	$808,390	$931,985

Cash paid for interest	$26,239	$32,616
Cash paid for taxes	$9,265	$6,011
Net loans transferred to repossessed real estate and other assets	$21,010	$7,938
Accrued purchase of mortgage servicing rights	$–	$23,211

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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOSC, Inc., Cavanal Hill Investment Management, Inc. and Southwest Trust Company, N.A.  Operating divisions of BOKF, NA include Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Oklahoma, Bank of Texas, Colorado State Bank and Trust, Bank of Kansas City and the TransFund electronic funds network.

The financial information should be read in conjunction with BOK Financial’s 2010 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements.  Amounts presented as of December 31, 2010 have been derived from the audited financial statements included in BOK Financial’s 2010 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”)

ASU 2010-06 amended ASC 820 to add new disclosure requirements about transfers into and out of Levels 1 and 2, as defined in ASC 820 and separate disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements, as defined in ASC 820. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective for the Company on January 1, 2010 with exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which was effective for the Company on January 1, 2011. ASU 2010-06 did not have a significant impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”)

On July 21, 2010, the FASB issued ASU 2010-20 which expanded the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses.  ASU 2010-20 was effective for the Company as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period.  Disclosures related to activity during the reporting period were effective for the Company on or after January 1, 2011.

FASB Accounting Standards Update No. 2010-28 “Intangibles – Goodwill and Other (Topic 530): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”)

On December 17, 2010, the FASB issued ASU 2010-28, a consensus of the FASB Emerging Issues Task Force.  ASU 2010-28 modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The entity is no longer be able to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative.  The amendment was effective for the Company January 1, 2011 and is not expected to have a significant impact on the consolidated financial statements.

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

FASB Accounting Standards Update No. 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-01”)

On April 5, 2011, the FASB issued ASU 2011-02 to provide additional guidance or clarification to help creditors in determining whether a credit has granted a concession and whether a debtor is experiencing financial difficulties for the purposes of determining whether a restructuring constitutes a troubled debt restructuring.  ASU 2011-02 is effective for the Company on July 1, 2011 and will be applied retrospectively to the beginning of the annual period of adoption.  In addition, the disclosures required by ASU 2010-20 temporarily deferred by ASU 2011-01 will be made for the interim period beginning July 1, 2011.  ASU 2011-02 is not expected to have a material impact on the Company’s consolidated financial statements.

(2) Securities

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31,
	2011				2010
			Not Recognized in OCI¹				Not Recognized in OCI¹
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$185,272	$189,518	$4,303	$(57)	$236,074	$241,183	$5,368	$(259)
Other debt securities	158,129	165,534	7,665	(260)	73,836	73,705	86	(217)
Total	$343,401	$355,052	$11,968	$(317)	$309,910	$314,888	$5,454	$(476)

	December 31, 2010
			Not Recognized in OCI¹
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$184,898	$188,577	$3,912	$(233)
Other debt securities	154,655	157,528	4,505	(1,632)
Total	$339,553	$346,105	$8,417	$(1,865)
¹	Other comprehensive income

The amortized cost and fair values of investment securities at March 31, 2011, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years	Total	Maturity²

Municipal and other tax-exempt:
Amortized cost	$56,592	$95,914	$26,737	$6,029	$185,272	2.69
Fair value	56,872	99,038	27,507	6,101	189,518
Nominal yield¹	4.64	4.57	5.51	6.24	4.78
Other debt securities:
Amortized cost	$5,599	$25,673	$22,534	$104,323	$158,129	11.07
Fair value	5,625	25,938	22,832	111,139	165,534
Nominal yield	5.62	5.31	5.69	6.30	6.03
Total fixed maturity securities:
Amortized cost	$62,191	$121,587	$49,271	$110,352	$343,401	6.55
Fair value	62,497	124,976	50,339	117,240	355,052
Nominal yield	4.73	4.73	5.59	6.29	5.36
Total investment securities:
Amortized cost					$343,401
Fair value					355,052
Nominal yield					5.36
¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2011
			Recognized in OCI¹
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	OTTI²

Municipal and other tax-exempt	$69,039	$69,859	$1,401	$(225)	$(356)
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,351,388	5,470,100	128,500	(9,788)	–
FHLMC	2,533,322	2,603,754	77,362	(6,930)	–
GNMA	728,643	760,432	31,882	(93)	–
Other	85,298	91,304	6,006	–	–
Total U.S. agencies	8,698,651	8,925,590	243,750	(16,811)	–
Private issue:
Alt-A loans	208,550	181,979	58	(188)	(26,441)
Jumbo-A loans	421,315	391,306	1,033	(9,562)	(21,480)
Total private issue	629,865	573,285	1,091	(9,750)	(47,921)
Total residential mortgage-backed securities	9,328,516	9,498,875	244,841	(26,561)	(47,921)
Other debt securities	5,900	5,899	–	(1)	–
Federal Reserve Bank stock	33,423	33,423	–	–	–
Federal Home Loan Bank stock	8,501	8,501	–	–	–
Perpetual preferred stock	19,511	22,574	3,063	–	–
Equity securities and mutual funds	41,595	68,694	27,105	(6)	–
Total	$9,506,485	$9,707,825	$276,410	$(26,793)	$(48,277)
¹	Other comprehensive income
²	Amounts represent the temporary impairment currently recognized in OCI of securities identified as other-than-temporarily impaired.

	December 31, 2010
			Recognized in OCI¹
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	OTTI²

Municipal and other tax-exempt	$72,190	$72,942	$1,172	$(315)	$(105)
Residential mortgage-backed securities:
U. S. agencies:
FNMA	4,791,438	4,925,693	147,024	(12,769)	–
FHLMC	2,545,208	2,620,066	83,341	(8,483)	–
GNMA	765,046	801,993	37,193	(246)	–
Other	92,013	99,157	7,144	–	–
Total U.S. agencies	8,193,705	8,446,909	274,702	(21,498)	–
Private issue:
Alt-A loans	220,332	186,674	–	(353)	(33,305)
Jumbo-A loans	494,098	457,535	923	(14,067)	(23,419)
Total private issue	714,430	644,209	923	(14,420)	(56,724)
Total residential mortgage-backed securities	8,908,135	9,091,118	275,625	(35,918)	(56,724)
Other debt securities	6,401	6,401	–	–	–
Federal Reserve Bank stock	33,424	33,424	–	–	–
Federal Home Loan Bank stock	42,207	42,207	–	–	–
Perpetual preferred stock	19,511	22,114	2,603	–	–
Equity securities and mutual funds	29,181	43,046	14,192	(327)	–
Total	$9,111,049	$9,311,252	$293,592	$(36,560)	$(56,829)
¹	Other comprehensive income
²	Amounts represent the temporary impairment currently recognized in OCI of securities identified as other-than-temporarily impaired.

	March 31, 2010
			Recognized in OCI¹
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	OTTI²

Municipal and other tax-exempt	$63,382	$63,325	$1,133	$(1,190)	$–
Residential mortgage-backed securities:
U. S. agencies:
FNMA	3,759,339	3,881,851	126,916	(4,404)	–
FHLMC	2,473,058	2,554,766	81,708	–	–
GNMA	1,199,783	1,220,895	24,102	(2,990)	–
Other	193,480	197,759	6,417	(2,138)	–
Total U.S. agencies	7,625,660	7,855,271	239,143	(9,532)	–
Private issue:
Alt-A loans	247,525	185,999	–	(1,917)	(59,609)
Jumbo-A loans	662,219	580,106	172	(55,846)	(26,439)
Total private issue	909,744	766,105	172	(57,763)	(86,048)
Total residential mortgage-backed securities	8,535,404	8,621,376	239,315	(67,295)	(86,048)
Other debt securities	17,222	17,179	–	(43)	–
Federal Reserve Bank stock	32,526	32,526	–	–	–
Federal Home Loan Bank stock	92,727	92,727	–	–	–
Perpetual preferred stock	19,224	22,774	3,550	–	–
Equity securities and mutual funds	36,156	54,488	18,856	(524)	–
Total	$8,796,641	$8,904,395	$262,854	$(69,052)	$(86,048)
¹	Other comprehensive income
²	Amounts represent the temporary impairment currently recognized in OCI of securities identified as other-than-temporarily impaired.

The amortized cost and fair values of available for sale securities at March 31, 2011, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years6	Total	Maturity5
Municipal and other tax-exempt:
Amortized cost	$901	$7,392	$12,516	$48,230	$69,039	19.77
Fair value	914	7,933	13,303	47,709	69,859
Nominal yield¹	3.55	4.10	4.04	1.02	1.93
Other debt securities:
Amortized cost	$–	$–	$–	$5,900	$5,900	32.70
Fair value	–	–	–	5,899	5,899
Nominal yield¹	–	–	–	1.87	1.87
Total fixed maturity securities:
Amortized cost	$901	$7,392	$12,516	$54,130	$74,939	20.78
Fair value	914	7,933	13,303	53,608	75,758
Nominal yield	3.55	4.10	4.04	1.11	1.93
Mortgage-backed securities:
Amortized cost					$9,328,516	²
Fair value					9,498,875
Nominal yield4					3.94
Equity securities and mutual funds:
Amortized cost					$103,030	³
Fair value					133,192
Nominal yield					2.46
Total available-for-sale securities:
Amortized cost					$9,506,485
Fair value					9,707,825
Nominal yield					3.91
¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	The average expected lives of mortgage-backed securities were 2.92 years based upon current prepayment assumptions.
³	Primarily restricted common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
4	The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
5	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
6	Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset with 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Proceeds	$639,684	$320,148
Gross realized gains	10,967	5,357
Gross realized losses	4,155	–
Related federal and state income tax expense	2,550	1,789

Gains and losses on sales of available for sale securities are realized on settlement date.

In addition to securities that have been reclassified as pledged to creditors, securities with an amortized cost of $3.9 billion at March 31, 2011, $5.3 billion at December 31, 2010 and $4.7 billion at March 31, 2010 have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes, as required by law.  The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of March 31, 2011
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax- exempt	14	$3,931	$45	$1,559	$12	$5,490	$57
Other	15	34,384	260	–	–	34,384	260
Total investment	29	38,315	305	1,559	12	39,874	317

Available for sale:
Municipal and other tax-exempt	49	13,508	121	30,516	460	44,024	581
Residential mortgage-backed securities:
U. S. agencies:
FNMA	25	1,518,826	9,788	–	–	1,518,826	9,788
FHLMC	17	621,004	6,930	–	–	621,004	6,930
GNMA	3	6,747	93	–	–	6,747	93
Total U.S. agencies	45	2,146,577	16,811	–	–	2,146,577	16,811
Private issue:
Alt-A loans	21	–	–	175,166	26,629	175,166	26,629
Jumbo-A loans	37	–	–	308,901	31,042	308,901	31,042
Total private issue	58	–	–	484,067	57,671	484,067	57,671
Total residential mortgage-backed securities	103	2,146,577	16,811	484,067	57,671	2,630,644	74,482
Other debt securities	1	499	1	–	–	499	1
Equity securities and mutual funds	1	304	5	180	1	484	6
Total available for sale	154	2,160,888	16,938	514,763	58,132	2,675,651	75,070
Total	183	$2,199,203	$17,243	$516,322	$58,144	$2,715,525	$75,387

Temporarily Impaired Securities as of December 31, 2010
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax- exempt	37	$12,482	$211	$786	$22	$13,268	$233
Other	15	80,698	1,632	–	–	80,698	1,632
Total investment	52	93,180	1,843	786	22	93,966	1,865

Available for sale:
Municipal and other tax-exempt	42	22,271	171	25,235	249	47,506	420
Residential mortgage-backed securities:
U. S. agencies:
FNMA	26	1,099,710	12,769	–	–	1,099,710	12,769
FHLMC	12	491,776	8,483	–	–	491,776	8,483
GNMA	3	5,681	246	–	–	5,681	246
Total U.S. agencies	41	1,597,167	21,498	–	–	1,597,167	21,498
Private issue:
Alt-A loans	22	–	–	186,675	33,658	186,675	33,658
Jumbo-A loans	53	–	–	417,917	37,486	417,917	37,486
Total private issue	75	–	–	604,592	71,144	604,592	71,144
Total residential mortgage-backed securities	116	1,597,167	21,498	604,592	71,144	2,201,759	92,642
Equity securities and mutual funds	2	–	–	2,878	327	2,878	327
Total available for sale	160	1,619,438	21,669	632,705	71,720	2,252,143	93,389
Total	212	$1,712,618	$23,512	$633,491	$71,742	$2,346,109	$95,254

Temporarily Impaired Securities as of March 31, 2010
(In thousands)

	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	46	$12,009	$196	$3,673	$63	$15,682	$259
Other debt securities	5	31,683	217	–	–	31,683	217
Total investment	51	$43,692	$413	$3,673	$63	$47,365	$476

Available for sale:
Municipal and other tax-exempt	33	$40,054	$1,172	$657	$18	$40,711	$1,190
Residential mortgage-backed securities:
U. S. agencies:
FNMA	11	276,612	4,404	–	–	276,612	4,404
FHLMC	–	–	–	–	–	–	–
GNMA	7	175,849	2,990	–	–	175,849	2,990
Other	2	38,017	2,138	–	–	38,017	2,138
Total U.S. agencies	20	490,478	9,532	–	–	490,478	9,532
Private issue:
Alt-A loans	21	–	–	185,999	61,526	185,999	61,526
Jumbo-A loans	63	–	–	560,004	82,285	560,004	82,285
Total private issue	84	–	–	746,003	143,811	746,003	143,811
Total residential mortgage-backed securities	104	490,478	9,532	746,003	143,811	1,236,481	153,343
Other debt securities	5	8,100	43	30	–	8,130	43
Perpetual preferred stock	–	–	–	–	–	–	–
Equity securities and mutual funds	3	2,825	524	–	–	2,825	524
Total available for sale	145	541,457	11,271	746,690	143,829	1,288,147	155,100
Total	196	$585,149	$11,684	$750,363	$143,892	$1,335,512	$155,576

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities.  This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management.  Based on this evaluation as of March 31, 2011, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security’s contractual terms.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified.  None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at March 31, 2011.

As of March 31, 2011, the composition of the Company’s securities portfolio by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE 1		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Investment:
Municipal and other tax-exempt	$–	$–	$63,391	$64,875	$34,894	$35,744	$–	$–	$86,987	$88,899	$185,272	$189,518
Other debt securities	–	–	153,294	160,696	1,350	1,350	–	–	3,485	3,488	158,129	165,534
Total	$–	$–	$216,685	$225,571	$36,244	$37,094	$–	$–	$90,472	$92,387	$343,401	$355,052

Available for Sale:
Municipal and other tax-exempt	$–	$–	$40,396	$41,508	$12,082	$12,095	$14,584	$14,145	$1,977	$2,111	$69,039	$69,859
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,351,388	5,470,100	–	–	–	–	–	–	–	–	5,351,388	5,470,100
FHLMC	2,533,322	2,603,754	–	–	–	–	–	–	–	–	2,533,322	2,603,754
GNMA	728,643	760,432	–	–	–	–	–	–	–	–	728,643	760,432
Other	85,298	91,304	–	–	–	–	–	–	–	–	85,298	91,304
Total U.S. agencies	8,698,651	8,925,590	–	–	–	–	–	–	–	–	8,698,651	8,925,590
Private issue:
Alt-A loans	–	–	3,965	3,833	10,310	10,254	194,275	167,892	–	–	208,550	181,979
Jumbo-A loans	–	–	34,072	34,388	83,547	77,832	303,696	279,086	–	–	421,315	391,306
Total private issue	–	–	38,037	38,221	93,857	88,086	497,971	446,978	–	–	629,865	573,285
Total residential mortgage-backed securities	8,698,651	8,925,590	38,037	38,221	93,857	88,086	497,971	446,978	–	–	9,328,516	9,498,875
Other debt securities	–	–	5,900	5,899	–	–	–	–	–	–	5,900	5,899
Federal Reserve Bank stock	33,423	33,423	–	–	–	–	–	–	–	–	33,423	33,423
Federal Home Loan Bank stock	8,501	8,501	–	–	–	–	–	–	–	–	8,501	8,501
Perpetual preferred stock	–	–	–	–	19,511	22,574	–	–	–	–	19,511	22,574
Equity securities and mutual funds	–	–	–	–	–	–	–	–	41,595	68,694	41,595	68,694
Total	$8,740,575	$8,967,514	$84,333	$85,628	$125,450	$122,755	$512,555	$461,123	$43,572	$70,805	$9,506,485	$9,707,825
1
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At March 31, 2011, approximately $498 million of the portfolio of privately issued residential mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies.  The aggregate unrealized loss on these securities totaled $51 million.  Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies.  Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default.  As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security.  This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

•	Unemployment rates – increasing to 9.5% over the next 12 months, dropping to 8% for the following 21 months, and holding at 8% thereafter.
•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency data, decreasing by an additional 4% over the next twelve months and holding at that level thereafter.

•	Estimated Liquidation Costs – held constant at 25% to 30% for Jumbo-A loans and 35% to 38% for Alt-A loans of then-current depreciated housing price at estimated foreclosure date.
•	Discount rates – estimated cash flows were discounted at rates that range from 2.90% to 6.25% based on our current expected yields.

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

A distribution of the amortized cost (after recognition of the other-than-temporary impairment) and fair value by adjusted loan to value ratio is as follows (in thousands):
				Credit Losses Recognized
				Three month ended March 31, 2011		Life-to-date
Adjusted LTV Ratio	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
< 70%	4	$20,564	$20,263	–	$–	–	$–
70 < 75	3	40,639	38,152	–	–	–	–
75 < 80	3	15,267	15,164	–	–	–	–
80 < 85	9	137,425	125,754	5	2,100	6	7,328
>= 85	42	284,076	247,645	25	2,499	38	48,876
Total	61	$497,971	$446,978	30	4,599	44	$56,204

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

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities for which the Company had previously recognized other-than-temporary impairment charges in earnings and other comprehensive income, the Company recognized $4.6 million of additional credit loss impairment in earnings during the first quarter of 2011.

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management’s ability and intent to hold the securities until fair value recovers over periods not to exceed three years.  The assessment of the ability and intent to hold these securities focuses on liquidity needs, asset / liability management objectives and securities portfolio objectives.  Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics.  The Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has ability and intent to hold these investments until a recovery fair value.  Accordingly, all impairment of equity securities was considered temporary at March 31, 2011.

The following is a tabular roll forward of the amount of credit-related other-than-temporary impairments recognized on available-for-sale debt securities in earnings (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Balance of credit-related OTTI recognized on available for sale debt securities at January 1, 2011 and 2010, respectively	$52,624	$25,142
Additions for credit-related OTTI not previously recognized	–	998
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	4,599	3,227
Balance of credit-related OTTI recognized on available for sale debt securities at March 31, 2011 and 2010, respectively	$57,223	$29,367

Mortgage Trading Securities

Mortgage trading securities are residential mortgage-backed securities issued by U.S. government agencies that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet.  The Company has elected to carry these securities at fair value with changes in fair value being recognized in earnings as they occur.  Mortgage trading securities were carried at their fair value of $327 million at March 31, 2011 with a net unrealized loss of $3.7 million.  Mortgage trading securities were carried at their fair value of $428 million at December 31, 2010, with a net unrealized loss of $5.6 million.  The Company recognized a net loss of $3.5 million on mortgage trading securities in the first quarter of 2011 and a $448 thousand net gain in the first quarter of 2010.

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2011 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts	$9,774,337	$124,120	$9,526,697	$124,651	$74,003	$74,534
Energy contracts	2,052,150	220,170	2,199,841	220,021	108,841	108,692
Agricultural contracts	157,611	13,510	168,439	13,428	9,355	9,273
Foreign exchange contracts	57,222	57,222	57,222	57,222	57,222	57,222
CD options	166,409	18,464	166,409	18,464	18,464	18,464
Total customer derivative before cash collateral	12,207,729	433,486	12,118,608	433,786	267,885	268,185
Less: cash collateral	–	–	–	–	(23,749)	(112,148)
Total customer derivatives	12,207,729	433,486	12,118,608	433,786	244,136	156,037

Interest rate risk management programs	44,000	988	144	1	988	1
Total derivative contracts	$12,251,729	$434,474	$12,118,752	$433,787	$245,124	$156,038
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
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

Derivative contracts may also require the company to provide or receive cash margin as collateral for derivative assets and liabilities.  Derivative assets and liabilities are reported net of cash margin when certain conditions are met.  As of March 31, 2011, a decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $55 million.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2010 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts	$11,664,409	$235,961	$11,524,077	$233,421	$141,279	$138,739
Energy contracts	1,914,519	188,655	2,103,923	191,075	76,746	79,166
Agricultural contracts	183,250	10,616	186,709	10,534	4,226	4,144
Foreign exchange contracts	45,014	45,014	45,014	45,014	45,014	45,014
CD options	160,535	16,247	160,535	16,247	16,247	16,247
Total customer derivative before cash collateral	13,967,727	496,493	14,020,258	496,291	283,512	283,310
Less: cash collateral	–	–	–	–	(15,017)	(68,987)
Total customer derivatives	13,967,727	496,493	14,020,258	496,291	268,495	214,323

Interest rate risk management programs	124,000	1,950	17,977	1,097	1,950	1,097
Total derivative contracts	$14,091,727	$498,443	$14,038,235	$497,388	$270,445	$215,420
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2010 (in thousands):

	Gross Basis				Net Basis
	Assets		Liabilities		Assets	Liabilities2
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts	$5,910,266	$95,319	$5,899,664	$100,348	$95,319	$100,348
Energy contracts	3,161,113	451,372	3,433,000	453,568	169,770	171,966
Agricultural contracts	34,825	5,548	35,050	5,317	5,548	5,317
Foreign exchange contracts	59,945	59,945	59,945	59,945	59,945	59,945
CD options	79,827	6,307	79,827	6,307	6,307	6,307
Total customer derivative before cash collateral	9,245,976	618,491	9,507,486	625,485	336,889	343,883
Less: cash collateral	–	–	–	–	(12,506)	(32,607)
Total customer derivatives	9,245,976	618,491	9,507,486	625,485	324,383	311,276

Interest rate risk management programs	35,000	981	91,357	409	981	409
Total derivative contracts	$9,280,976	$619,472	$9,598,843	$625,894	$325,364	$311,685
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
²
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months ended March 31, 2011		Three Months ended March 31, 2010
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$(2,536)	$–	$1,563	$–
Energy contracts	3,509	–	1,464	–
Cattle contracts	80	–	217	–
Foreign exchange contracts	216	–	174	–
CD options	–	–	–	–
Total Customer Derivatives	1,269	–	3,418	–

Interest Rate Risk Management Programs	–	(2,573)	–	(876)
Total Derivative Contracts	$1,269	$(2,573)	$3,418	$(876)

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

For the quarters ended March 31, 2011 and 2010, net interest revenue was increased by $437 thousand and $658 thousand, respectively, from the settlement of amounts receivable or payable on interest rate swaps.  As of March 31,

2011, BOK Financial had interest rate swaps with a notional value of $44 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

As discussed in Note 5, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets.  See Note 5, for additional discussion of notional, fair value and impact on earnings of these contracts.

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

Significant components of the loan portfolio are as follows (in thousands):

	March 31, 2011				December 31, 2010
	Fixed	Variable	Non-		Fixed	Variable	Non-
	Rate	Rate	accrual	Total	Rate	Rate	accrual	Total

Commercial	$2,813,571	$3,177,237	$57,449	$6,048,257	$2,883,905	$3,011,636	$38,455	$5,933,996
Commercial real estate	834,856	1,262,622	125,504	2,222,982	829,836	1,297,148	150,366	2,277,350
Residential mortgage	837,556	901,941	37,824	1,777,321	851,048	939,774	37,426	1,828,248
Consumer	327,706	208,384	5,185	541,275	369,364	229,511	4,567	603,442
Total	$4,813,689	$5,550,184	$225,962	$10,589,835	$4,934,153	$5,478,069	$230,814	$10,643,036
Accruing loans past due (90 days)				$9,291				$9,961

At March 31, 2011, approximately $4.8 billion or 45% of the total loan portfolio is to businesses and individuals in Oklahoma and $3.0 billion or 29% of our total loan portfolio is to businesses and individuals in Texas.  This geographic concentration subjects the loan portfolio to the general economic conditions within this area.

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

At March 31, 2011, loans to energy-related businesses within the commercial loan classification totaled $1.8 billion or 17% of total loans.  Loans to service-related businesses totaled $1.6 billion or 15% of total loans.   Approximately $1.0 billion of loans in the services category consists of loans with individual balances of less than $10 million.  Other loan classes include wholesale / retail, $984 million; healthcare, $840 million; manufacturing, $380 million; other commercial and industrial, $285 million and integrated food services, $212 million.  Approximately $2.6 billion or 43% of the commercial portfolio are to businesses in Oklahoma and $1.9 billion or 32% of our commercial loan portfolio are to businesses in Texas.

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

Approximately 30% of commercial real estate loans are secured by properties located in Oklahoma, primarily in the Tulsa and Oklahoma City metropolitan areas. An additional 31% of commercial real estate loans are secured by property located in Texas, primarily in the Dallas and Houston areas. The major components of commercial real estate loans are office buildings, $488 million; retail facilities, $420 million; construction and land development, $394 million; other real estate loans, $386 million; multifamily residences, $355 million and industrial, $178 million.

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

At March 31, 2011 and December 31, 2010, residential mortgage loans included $22 million, respectively, of loans with repayment terms that have been modified from the original contracts.  Restructured residential mortgage loans guaranteed by agencies of the U.S. government in accordance with agency guideline represent $18 million of our residential mortgage loan portfolio at March 31, 2011.  Interest continues to accrue on these guaranteed loans based on the modified terms of the loan.  At March 31, 2011, $6.8 million was 90 days or more past due and still accruing.  If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loan is placed on nonaccrual status and included in nonaccrual loans.  Renegotiated loans may be transferred to loans held for sale after a period of satisfactory performance, generally at least nine months.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2011, outstanding commitments totaled $5.1 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2011, outstanding standby letters of credit totaled $520 million.  Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At March 31, 2011, outstanding commercial letters of credit totaled $6 million.

Allowances for Credit Losses

BOK Financial maintains separate allowances for loan losses and for off-balance sheet credit risk related to commitments to extend credit and standby letters of credit.  As discussed in greater detail in Note 5, the Company also has separate allowances related to off-balance sheet credit risk related to residential mortgage loans sold with full or partial recourse and for residential mortgage loans sold to government sponsored agencies under standard representation and warranties.

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

A provision for credit losses is charged against earnings in amounts necessary to maintain adequate allowances for loan and off-balance sheet credit losses. Loans are charged off when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Additionally, all unsecured or under-secured residential mortgage and consumer loans that are past due 180 days are charged off. Recoveries of loans previously charged off are added to the allowance.

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at March 31, 2011 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$5,990,958	$109,020	$57,299	$4,686	$6,048,257	$113,706
Commercial real estate	2,097,478	90,661	125,504	3,874	2,222,982	94,535
Residential mortgage	1,765,249	44,540	12,072	1,109	1,777,321	45,649
Consumer	538,708	10,321	2,567	89	541,275	10,410
Total	10,392,393	254,542	197,442	9,758	10,589,835	264,300

Nonspecific allowance	–	–	–	–	–	25,249

Total	$10,392,393	$254,542	$197,442	$9,758	$10,589,835	$289,549

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2010 is as follows (in thousands):

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended March 31, 2011 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total

Allowance for loans losses:
Beginning balance	$104,631	$98,709	$50,281	$12,614	$26,736	$292,971
Provision for loan losses	9,856	2,376	(2,766)	(1,083)	(1,487)	6,896
Loans charged off	(2,352)	(6,893)	(2,948)	(3,039)	–	(15,232)
Recoveries	1,571	343	1,082	1,918	–	4,914
Ending balance	$113,706	$94,535	$45,649	$10,410	$25,249	$289,549
Allowance for off-balance sheet credit losses:
Beginning balance	$13,456	$443	$131	$241	$–	$14,271
Provision for off-balance sheet credit losses	(1,200)	432	24	98	–	(646)
Ending balance	$12,256	$875	$155	$339	$–	$13,625

Total provision for credit losses	$8,656	$2,808	$(2,742)	$(985)	$(1,487)	$6,250

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at March 31, 2011 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$6,029,226	$111,561	$19,031	$2,145	$6,048,257	$113,706
Commercial real estate	2,222,982	94,535	–	–	2,222,982	94,535
Residential mortgage	403,264	8,611	1,374,057	37,038	1,777,321	45,649
Consumer	228,179	1,984	313,096	8,426	541,275	10,410
Total	8,883,651	216,691	1,706,184	47,609	10,589,835	264,300

Nonspecific allowance	–	–	–	–	–	25,249

Total	$8,883,651	$216,691	$1,706,184	$47,609	$10,589,835	$289,549

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

The following table summarizes the Company’s loan portfolio at March 31, 2011 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$1,754,327	$4,710	$415	$–	$–	$1,759,452
Services	1,535,177	35,888	15,720	–	–	1,586,785
Wholesale/retail	902,603	51,259	30,411	–	–	984,273
Manufacturing	372,557	2,941	4,545	–	–	380,043
Healthcare	834,837	3,398	2,574	–	–	840,809
Integrated food services	210,258	1,373	6	–	–	211,637
Other commercial and industrial	262,599	–	3,628	18,881	150	285,258
Total commercial	5,872,358	99,569	57,299	18,881	150	6,048,257

Commercial real estate:
Construction and land development	285,438	18,192	90,707	–	–	394,337
Retail	409,917	5,000	5,276	–	–	420,193
Office	450,424	23,463	14,628	–	–	488,515
Multifamily	347,637	5,703	1,900	–	–	355,240
Industrial	177,516	291	–	–	–	177,807
Other commercial real estate	364,375	9,522	12,993	–	–	386,890
Total commercial real estate	2,035,307	62,171	125,504	–	–	2,222,982

Residential mortgage:
Permanent mortgage	374,699	16,493	12,072	792,163	21,394	1,216,821
Home equity	–	–	–	556,142	4,358	560,500
Total residential mortgage	374,699	16,493	12,072	1,348,305	25,752	1,777,321

Consumer:
Indirect automobile	–	–	–	196,199	2,464	198,663
Other consumer	221,124	4,488	2,567	114,279	154	342,612
Total consumer	221,124	4,488	2,567	310,478	2,618	541,275

Total	$8,503,488	$182,721	$197,442	$1,677,664	$28,520	$10,589,835

The following table summarizes the Company’s loan portfolio at December 31, 2010 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$1,704,401	$6,543	$465	$–	$–	$1,711,409
Services	1,531,239	30,420	19,262	–	–	1,580,921
Wholesale/retail	956,397	45,363	8,486	–	–	1,010,246
Manufacturing	319,075	4,000	2,116	–	–	325,191
Healthcare	801,525	4,566	3,534	–	–	809,625
Integrated food services	202,885	1,385	13	–	–	204,283
Other commercial and industrial	267,949	108	4,446	19,685	133	292,321
Total commercial	5,783,471	92,385	38,322	19,685	133	5,933,996

Commercial real estate:
Construction and land development	326,769	21,516	99,579	–	–	447,864
Retail	395,094	5,468	4,978	–	–	405,540
Office	420,899	16,897	19,654	–	–	457,450
Multifamily	355,733	6,784	6,725	–	–	369,242
Industrial	177,712	294	4,087	–	–	182,093
Other commercial real estate	390,969	8,849	15,343	–	–	415,161
Total commercial real estate	2,067,176	59,808	150,366	–	–	2,277,350

Residential mortgage:
Permanent mortgage	420,407	19,403	12,064	803,023	20,047	1,274,944
Home equity	–	–	–	547,989	5,315	553,304
Total residential mortgage	420,407	19,403	12,064	1,351,012	25,362	1,828,248

Consumer:
Indirect automobile	–	–	–	237,050	2,526	239,576
Other consumer	240,243	4,356	1,751	117,226	290	363,866
Total consumer	240,243	4,356	1,751	354,276	2,816	603,442

Total	$8,511,297	$175,952	$202,503	$1,724,973	$28,311	$10,643,036

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

A summary of risk-graded impaired loans follows (in thousands):

	As of March 31, 2011					For the three months ended March 31, 2011
		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Energy	$415	$415	$–	$415	$60	$440	$–
Services	25,195	15,720	9,062	6,658	327	17,491	–
Wholesale/retail	37,223	30,411	1,644	28,767	3,841	19,449	–
Manufacturing	9,400	4,545	1,215	3,330	276	3,331	–
Healthcare	4,018	2,574	523	2,051	182	3,054	–
Integrated food services	165	6	6	–	–	10	–
Other commercial and industrial	12,189	3,628	3,628	–	–	4,037	–
Total commercial	88,605	57,299	16,078	41,221	4,686	47,812	–

Commercial real estate:
Construction and land development	129,332	90,707	37,651	53,056	2,768	95,143	–
Retail	6,676	5,276	1,690	3,586	599	5,127	–
Office	16,861	14,628	4,968	9,660	144	17,141	–
Multifamily	3,096	1,900	1,900	–	–	4,313	–
Industrial	–	–	–	–	–	2,044	–
Other real estate loans	14,095	12,993	369	12,624	363	14,168	–
Total commercial real estate	170,060	125,504	46,578	78,926	3,874	137,936	–

Residential mortgage:
Permanent mortgage	14,541	12,072	3,205	8,867	1,109	12,068	–
Home equity	–	–	–	–	–	–	–
Total residential mortgage	14,541	12,072	3,205	8,867	1,109	12,068	–

Consumer:
Indirect automobile	–	–	–	–	–	–	–
Other consumer	2,725	2,567	22	2,545	89	2,159	–
Total consumer	2,725	2,567	22	2,545	89	2,159	–

Total	$275,931	$197,442	$65,883	$131,559	$9,758	$199,975	$–
Approximately $2.8 million of losses on impaired loans with no related specific allowance at March 31, 2011 were charged off against the allowance for loan losses during the three months ended March 31, 2011.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, have been recovered.

A summary of risk-graded impaired loans at December 31, 2010 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance

Commercial:
Energy	$559	$465	$40	$425	$60
Services	28,579	19,262	9,977	9,285	1,227
Wholesale/retail	14,717	8,486	1,342	7,144	684
Manufacturing	5,811	2,116	1,300	816	–
Healthcare	4,701	3,534	564	2,970	95
Integrated food services	172	13	13	–	–
Other commercial and industrial	13,007	4,446	4,446	–	–
Total commercial	67,546	38,322	17,682	20,640	2,066

Commercial real estate:
Construction and land development	138,922	99,579	37,578	62,001	2,428
Retail	6,111	4,978	838	4,140	514
Office	25,702	19,654	10,221	9,433	106
Multifamily	24,368	6,725	6,129	596	115
Industrial	4,087	4,087	–	4,087	723
Other real estate loans	17,129	15,343	1,092	14,251	321
Total commercial real estate	216,319	150,366	55,858	94,508	4,207

Residential mortgage:
Permanent mortgage	15,258	12,064	4,492	7,572	781
Home equity	–	–	–	–	–
Total residential mortgage	15,258	12,064	4,492	7,572	781

Consumer:
Indirect automobile	–	–	–	–	–
Other consumer	1,909	1,751	96	1,655	78
Total consumer	1,909	1,751	96	1,655	78

Total	$301,032	$202,503	$78,128	$124,375	$7,132

Investments in impaired loans were as follows (in thousands):

	March 31, 2011	Dec. 31, 2010	March 31, 2010

Investment in impaired loans	$197,442	$202,503	$311,321
Impaired loans with specific allowance for loss	131,559	124,375	186,168
Specific allowance balance	9,758	7,132	11,905
Impaired loans with no specific allowance for loss	65,883	78,128	125,153
Average recorded investment in impaired loans	199,975	262,368	328,457

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans 30 to 89 days past due and accruing, loans 90 days or more past due and accruing and nonaccrual loans as of March 31, 2011 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More		Nonaccrual	Total

Commercial:
Energy	$1,758,876	$161	$–		$415	$1,759,452
Services	1,563,924	5,629	1,512		15,720	1,586,785
Wholesale/retail	950,505	2,761	596		30,411	984,273
Manufacturing	375,461	37	–		4,545	380,043
Healthcare	835,789	1,484	962		2,574	840,809
Integrated food services	210,875	756	–		6	211,637
Other commercial and industrial	275,895	5,585	–		3,778	285,258
Total commercial	5,971,325	16,413	3,070		57,449	6,048,257

Commercial real estate:
Construction and land development	302,648	982	–		90,707	394,337
Retail	409,999	4,161	757		5,276	420,193
Office	472,891	996	–		14,628	488,515
Multifamily	348,715	1,434	3,191		1,900	355,240
Industrial	177,376	431	–		–	177,807
Other real estate loans	370,100	2,905	892		12,993	386,890
Total commercial real estate	2,081,729	10,909	4,840		125,504	2,222,982

Residential mortgage:
Permanent mortgage	1,129,035	12,776	41,544	1	33,466	1,216,821
Home equity	554,896	1,246	–		4,358	560,500
Total residential mortgage	1,683,931	14,022	41,544		37,824	1,777,321

Consumer:
Indirect automobile	188,261	7,865	73		2,464	198,663
Other consumer	338,184	1,647	60		2,721	342,612
Total consumer	526,445	9,512	133		5,185	541,275

Total	$10,263,430	$50,856	$49,587		$225,962	$10,589,835

1
Includes $40 million of past due residential mortgage loans which we may voluntarily repurchase but do not have the obligation to repurchase from Government National Mortgage Association (“GNMA”) mortgage pools.  The Company may repurchase eligible loans for an amount equal to the unpaid principal balance when certain delinquency criteria are met.  When the delinquency criteria are met, the Company is deemed to have regained effective control over these loans whether or not the Company intends to exercise its right to repurchase these loans.  The unpaid balance is included in Loans in the Consolidated Balance Sheets with an offsetting liability in Other liabilities.  Repayment of the loan balances are fully guaranteed by agencies of the U.S. government.

A summary of loans currently performing, loans 30 to 89 days past due and accruing, loans 90 days or more past due and accruing and nonaccrual loans as of December 31, 2010 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More		Nonaccrual	Total

Commercial:
Energy	$1,707,466	$507	$2,971		$465	$1,711,409
Services	1,558,120	3,196	343		19,262	1,580,921
Wholesale/retail	1,001,422	315	23		8,486	1,010,246
Manufacturing	321,102	168	1,805		2,116	325,191
Healthcare	805,124	75	892		3,534	809,625
Integrated food services	204,199	71	–		13	204,283
Other commercial and industrial	287,357	111	274		4,579	292,321
Total commercial	5,884,790	4,443	6,308		38,455	5,933,996

Commercial real estate:
Construction and land development	344,016	3,170	1,099		99,579	447,864
Retail	394,445	6,117	–		4,978	405,540
Office	437,496	300	–		19,654	457,450
Multifamily	362,517	–	–		6,725	369,242
Industrial	177,660	346	–		4,087	182,093
Other real estate loans	395,320	4,301	197		15,343	415,161
Total commercial real estate	2,111,454	14,234	1,296		150,366	2,277,350

Residential mortgage:
Permanent mortgage	1,170,693	21,719	50,421	1	32,111	1,274,944
Home equity	546,384	1,605	–		5,315	553,304
Total residential mortgage	1,717,077	23,324	50,421		37,426	1,828,248

Consumer:
Indirect automobile	225,601	11,382	67		2,526	239,576
Other consumer	360,603	927	295		2,041	363,866
Total consumer	586,204	12,309	362		4,567	603,442

Total	$10,299,525	$54,310	$58,387		$230,814	$10,643,036

1
Permanent residential mortgage loans past due 90 days or more has been revised to include $48 million of loans which we may voluntarily repurchase but do not have the obligation to repurchase from Government National Mortgage Association (“GNMA”) mortgage pools.  Previously these loans were reported as current.  The Company may repurchase eligible loans for an amount equal to the unpaid principal balance when certain delinquency criteria are met.  When the delinquency criteria are met, the Company is deemed to have regained effective control over these loans whether or not the Company intends to exercise its right to repurchase these loans.  The unpaid balance is included in Loans in the Consolidated Balance Sheets with an offsetting liability in Other liabilities.  Repayment of the loan balances are fully guaranteed by agencies of the U.S. government.

(5) Mortgage Banking Activities

The Company generally sells the majority of its conforming fixed-rate residential mortgage loans in the secondary market. Residential mortgage loans originated for sale by the Company are carried at fair value based on sales commitments or market quotes.  Changes in the fair value are recorded in other Operating revenue – Mortgage banking revenue and interest earned is recorded Interest revenue – Residential mortgage loans held for sale in the Consolidated Statement of Earnings.  Residential mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially managed through forward sales of residential mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days.   Residential mortgage loan commitments and forward sales contracts are considered derivative contracts that have not been designated as hedging instruments.

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2011		December 31, 2010		March 31, 2010
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value

Residential mortgage loans held for sale	$120,939	$124,182	$253,778	$254,669	$176,033	$175,517
Residential mortgage loan commitments	158,946	3,495	138,870	2,251	174,950	2,466
Forward sales contracts	262,977	(558)	396,422	6,493	343,598	379
		$127,119		$263,413		$178,362

No residential mortgage loans held for sale were 90 days or more past due as of March 31, 2011, December 31, 2010 or March 31, 2010.

Gain (loss) included in mortgage banking revenue in the Consolidated Statements of Earnings from residential mortgage loans held for sale and changes in the fair value of derivative contracts not designated as hedging instruments related to mortgage loans commitments and forward contract sales were (in thousands):

	Three months ended
	March 31, 2011	March 31, 2010

Residential mortgage loan held for sale	$13,336	$7,798
Residential mortgage loan commitments	1,244	1,971
Forward sales contracts	(7,051)	(3,247)
	$7,529	$6,522

BOK Financial transfers financial assets as part of its mortgage banking activities.  Transfers are recorded as sales for financial reporting purposes when the criteria for surrender of control are met.  BOK Financial retains an obligation under underwriting representations and warranties related to residential mortgage loans transferred and may retain the right to service the assets and may incur a recourse obligation.  The Company may also retain a residual interest in excess cash flows generated by the assets.  All assets obtained, including cash, servicing rights and residual interests, and all liabilities incurred, including recourse obligations, are initially recognized at fair value, all assets transferred are derecognized and any gain or loss on the sale is recognized in earnings as they occur.  A separate allowance is maintained as part of Other liabilities for the Company’s credit risk on loans transferred subject to a recourse obligation.  Other liabilities also include an allowance for obligations related to residential mortgage loans transferred under certain underwriting representation and warranties.

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
Number of residential mortgage loans serviced	99,810	99,900	100,250
Outstanding Principal Balance of Residential Mortgage Loans Serviced1	$12,075,328	$12,059,241	$11,760,761
Weighted Average Interest Rate	5.40%	5.66%	5.58%
Remaining Term (Months)	294	292	290

1 Outstanding Principal Balance of Residential Mortgage Loans Serviced includes:
Outstanding Principal Balance of Mortgage Loans Serviced for Others	$11,202,626	$11,263,130	$10,977,336
Outstanding Principal Balance of Mortgage Loans Serviced for Affiliates	872,702	796,111	783,425

During the first quarter of 2010, the Company purchased the rights to service approximately 34 thousand residential mortgage loans with an outstanding principal balance of $4.2 billion.  The loans to be serviced are primarily concentrated in New Mexico and predominately held by Fannie Mae, Ginnie Mae, and Freddie Mac.  The cash purchase price was $32 million.  The acquisition date fair value of the mortgage servicing rights was approximately $43.7 million based upon independent valuation analyses which were further supported by assumptions and models the Company regularly uses to value its existing portfolio of servicing rights.  The $11.8 million difference between the purchase price and acquisition date fair value was directly attributable to the seller’s distressed financial condition

For the three months ended March 31, 2011 and 2010, mortgage banking revenue included servicing fee income and late charges on loans serviced for others of $9.8 million and $8.3 million, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the three months ending March 31, 2011 is as follows (in thousands):

	Capitalized Mortgage Servicing Rights
	Purchased	Originated	Total
Balance at December 31, 2010	$37,900	$77,823	$115,723
Additions, net	–	4,969	4,969
Change in fair value due to loan runoff	(1,333)	(2,143)	(3,476)
Change in fair value due to market changes	1,776	1,353	3,129
Balance at March 31, 2011	$38,343	$82,002	$120,345

Activity in capitalized mortgage servicing rights and related valuation allowance during the three months ending March 31, 2010 is as follows (in thousands):

	Capitalized Mortgage Servicing Rights
	Purchased	Originated	Total
Balance at December 31, 2009	$7,828	$65,996	$73,824
Additions, net	31,892	5,201	37,093
Change in fair value due to loan runoff	(1,328)	(4,455)	(5,783)
Gain on purchase of mortgage servicing rights	11,832	–	11,832
Change in fair value due to market changes	1,695	405	2,100
Balance at March 31, 2010	$51,919	$67,147	$119,066

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

There is no active market for trading in mortgage servicing rights after origination.  Fair value is determined by discounting the projected net cash flows. Significant assumptions considered significant unobservable inputs used to determine fair value are:
	March 31, 2011	December 31, 2010	March 31, 2010
Discount rate – indexed to a risk-free rate commensurate with the average life of the servicing portfolio plus a market premium	10.36%	10.36%	10.65%
Prepayment rate – estimated based upon loan interest rate, original term and loan type	6.69% - 39.69%	6.53% - 23.03%	7.6% - 35.17%
Loan servicing costs – annually per loan based upon loan type	$55 - $105	$35 - $60	$43 - $58
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	2.43%	2.21%	2.32%

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

Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced by interest rate at March 31, 2011 follows (in thousands):

	< 4.50%	4.50% - 5.49%	5.50% - 6.49%	> 6.49%	Total

Fair value	$10,247	$65,539	$37,424	$7,135	$120,345
Outstanding principal of loans serviced (1)	$1,031,091	$5,291,874	$3,493,284	$1,386,377	$11,202,626
(1) Excludes outstanding principal of $822 million for loans serviced for affiliates.

The aging status of our mortgage loans serviced for others by investor at March 31, 2011 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$5,550,290	$42,784	$13,664	$67,792	$5,674,530
FNMA	1,263,028	18,765	6,030	25,952	1,313,775
GNMA	3,510,316	96,163	21,357	128,387	3,756,223
Other	430,719	8,535	2,722	16,122	458,098
Total	$10,754,353	$166,247	$43,773	$238,253	$11,202,626

The interest rate sensitivity of our mortgage servicing rights and securities held as an economic hedge is modeled over a range of +/- 50 basis points.  At March 31, 2011, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $3.8 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $9.4 million. In our model, changes in the value of our servicing rights due to changes in interest rates assume stable relationships between mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The Company has off-balance sheet credit for residential mortgage loans sold with full or partial recourse.  These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies.  These loans were underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties.  However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans.  The principal balance of residential mortgage loans sold subject to recourse obligations totaled $284 million at March 31, 2011, $289 million at December 31, 2010 and $324 million at March 31, 2010.  The separate allowance for these off-balance sheet commitments was $16 million at March 31, 2011, $17 million at December 31, 2010 and $14 million at March 31, 2010.  Approximately 6% of the loans sold with recourse with an outstanding principal balance of $18 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5% with an outstanding balance of $13 million were past due 30 to 89 days.  The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months ended March 31,
	2011	2010
Beginning balance	$16,667	$13,781
Provision for recourse losses	794	1,299
Loans charged off, net	(974)	(1,299)
Ending balance	$16,487	$13,781

The Company also has off-balance sheet credit risk for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements.  For the three months ended March 31, 2011, we have repurchased 2 loans for approximately $267 thousand and have incurred no losses on these loans as of March 31, 2011.  At March 31, 2011, we have unresolved deficiency requests from the agencies on 124 loans with an aggregate outstanding principal balance of $22 million.  During 2010, the Company established an allowance of $2.0 million for credit losses related to potential loan repurchases under representation and warranties which is included in Other liabilities on the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statement of Earnings.  No amounts have been charged against this allowance as of March 31, 2011.

(6) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006.  The Company recognized periodic pension cost of $778 thousand and $600 thousand for the three months ended March 31, 2011 and 2010, respectively.  The Company made no Pension Plan contributions during the three months ended March 31, 2011 and 2010, respectively.

Management has been advised that the maximum allowable contribution for 2011 is $28 million.  No minimum contribution is required for 2011.

(7)  Commitments and Contingent Liabilities

BOSC, Inc. has been joined as a defendant in a putative class action brought on behalf of unit holders of SemGroup Energy Partners, LP in the United States District Court for the Northern District of Oklahoma.  The lawsuit is brought pursuant to Sections 11 and 12(a)(2) of the Securities Act of 1933 against all of the underwriters of issuances of partnership units in the Initial Public Offering in July 2007 and in a Secondary Offering in January 2008.  BOSC underwrote $6.25 million of units in the Initial Public Offering.  BOSC was not an underwriter in the Secondary Offering.  Counsel for BOSC believes BOSC has valid defenses to the claims asserted in the litigation.  A settlement in principle, subject to court approval, among the issuer, the underwriters, and all parties to the litigation has been reached at no material loss to the Company.

In 2010, Bank of Oklahoma, National Association, was named as a defendant in three putative class actions alleging that the manner in which the bank posted charges to its consumer deposit accounts breached an implied obligation of good faith and fair dealing and violates the Oklahoma Consumer Protection Act.  The actions also allege that the manner in which the bank posted charges to it consumer demand deposit accounts is unconscionable, constitutes conversion and unjustly enriches the bank.  Two of the actions are pending in the District Court of Tulsa County.  The third action, originally brought in the United State District Court for the Western District of Oklahoma, has been transferred to Multi-District Litigation in the Southern District of Florida.  Each of the three actions seeks to establish a class consisting of all consumer customer of the bank.  The amount claimed by the plaintiffs has not been determined, but could be material.  Management has been advised by counsel that, in its opinion, the Company’s overdraft policies meet all requirement of law and the Bank has substantial defenses to the claims.  Based on currently available information, management has established an accrual within a reasonable range of probable losses and anticipates the claims will be resolved without material loss to the Company.

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan.  A contingent liability was recognized for the Company’s share of Visa’s covered litigation liabilities.  This contingent liability totaled $774 thousand at March 31, 2011.  Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering in 2008 and from available cash.  BOK Financial recognized a $774 thousand receivable for its proportionate share of this escrow account.

BOK Financial currently owns 251,837 Visa Class B shares which are convertible into Visa Class A shares at the later of three years after the date of Visa’s initial public offering or the final settlement of all covered litigation.  The current exchange rate is approximately 0.4881 Class A shares for each Class B share.  However, the Company’s Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs.  Therefore, no value has been currently assigned to the Class B shares and no value may be assigned until the Class B shares are converted into a known number of Class A shares.

At March 31, 2011, Cavanal Hill Funds’ assets included $790 million of U.S. Treasury, $807 million of cash management and $366 million of tax-free money market funds.  Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities.  The net asset value of units in these funds was $1.00 at March 31, 2011.  An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries.  BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.  No assets were purchased from the funds in 2011 or 2010.

Cottonwood Valley Ventures, Inc. (“CVV, Inc.”), an indirectly wholly-owned subsidiary of BOK Financial, is being audited by the Oklahoma Tax Commission (“OTC”) for tax years 2007 through 2009.  CVV, Inc. is a qualified venture capital company under the applicable Oklahoma statute.  As authorized by statute, CVV, Inc. guarantees transferable Oklahoma state income tax credits by providing direct debt financing to private companies which qualify as statutory business ventures.  Due to certain statutory limitation on utilization of such credits, CVV, Inc. must sell the majority of the credits to provide the economic incentives provided for by the statute.  In the event the OTC disallows any such credits, CVV, Inc. would be required to indemnify purchasers for the tax credits disallowed.  Management does not anticipate that this audit will have a material adverse impact to the consolidated financial statements.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints.  Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

(8) Shareholders’ Equity

On April 26, 2011, the Board of Directors of BOK Financial Corporation approved a $0.275 per share quarterly common stock dividend.  The quarterly dividend will be payable on May 27, 2011 to shareholders of record on May 13, 2011.

Dividends declared during the three month periods ended March 31, 2011 and March 31, 2010 were $0.25 per share and $0.24 per share, respectively.

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

	Unrealized	Non-Credit	Accumulated	Unrealized
	Gain (Loss)	Related	(Loss) on	(Loss)
	On Available	Unrealized	Effective	On
	For Sale	Losses on	Cash Flow	Employee
	Securities	OTTI Securities1	Hedges	Benefit Plans	Total

Balance at December 31, 2009	$59,772	$(53,000)	$(1,039)	$(16,473)	$(10,740)
Net change in unrealized gains (losses) on securities	79,273	4,123	–	–	83,396
Unrealized loss on newly identified other-than-temporary securities	9,708	(9,708)	–	–	–
Credit losses recognized in earnings		4,225	–	–	4,225
Tax benefit (expense) on unrealized gains (losses)	(29,929)	677	–	(145)	(29,397)
Reclassification adjustment for (gains) losses realized and included in net income	(367)	–	68	–	(299)
Reclassification adjustment for tax expense (benefit)on realized gains (losses)	126	–	(27)	–	99
Unrealized gains on employee benefit plans	–	–	–	373	373
Balance at March 31, 2010	$118,583	$(53,683)	$(998)	$(16,245)	$47,657

Balance at December 31, 2010	$157,770	$(35,276)	$(878)	$(13,777)	$107,839
Net change in unrealized gains (losses) on securities	(2,693)	4,133	–	–	1,440
Credit losses recognized in earnings	–	4,599	–	–	4,599
Transfer from Non-Credit Related Unrealized Losses on OTTI Securities to unrealized gain on available for sale securities	180	(180)	–	–	–
Tax benefit (expense) on unrealized gains (losses)	151	(2,773)	–	–	(2,622)
Reclassification adjustment for (gains) losses realized and included in net income	(4,902)	–	83	–	(4,819)
Reclassification adjustment for tax expense (benefit) on realized gains (losses)	1,907	–	(32)	–	1,875
Unrealized gains on employee benefit plans	–	–	–	1	1
Balance at March 31, 2011	$152,413	$(29,497)	$(827)	$(13,776)	$108,313
1 Represents changes in unrealized losses recognized in AOCI on available for sale securities for which an other-than-temporary impairment (“OTTI”) was recorded in earnings.

(9)  Earnings Per Share
	Three Months Ended
	March 31, 2011	March 31, 2010
Numerator:
Net income	$64,774	$60,133
Earnings allocated to participating securities	(461)	(333)
Numerator for basic earnings per share – income available to common shareholders	64,313	59,800
Effect of reallocating undistributed earnings of participating securities	1	1
Numerator for diluted earnings per share – income available to common shareholders	$64,314	$59,801
Denominator:
Weighted average shares outstanding	68,387,617	67,966,010
Less: Participating securities included in weighted average shares outstanding	(485,895)	(373,695)
Denominator for basic earnings per common share	67,901,722	67,592,315
Dilutive effect of employee stock compensation plans1	274,805	197,734
Denominator for diluted earnings per common share	68,176,527	67,790,049
Basic earnings per share	$0.95	$0.88
Diluted earnings per share	$0.94	$0.88
1Excludes employee stock options with exercise prices greater than current market price.	756,999	1,435,645

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
NIR (expense) from external sources	$84,854	$18,664	$7,529	$2,321	$57,271	$170,639
NIR (expense) from internal sources	(9,045)	9,363	2,743	–	(3,061)	–

Total net interest revenue	75,809	28,027	10,272	2,321	54,210	170,639

Other operating revenue	35,506	43,419	39,859	–	4,422	123,206
Operating expense	52,518	55,139	43,187	–	26,403	177,247
Provision for credit losses	6,778	3,601	445	–	(4,574)	6,250
Increase in fair value of mortgage service rights	–	3,129	–	–	–	3,129
Gain (loss) on financial instruments, net	–	(5,937)	18	–	291	(5,628)
Loss on repossessed assets, net	(3,585)	(192)	–	–	(554)	(4,331)
Income before taxes	48,434	9,706	6,517	2,321	36,540	103,518
Federal and state income tax	18,841	3,776	2,535	–	13,600	38,752
Net income	29,593	5,930	3,982	2,321	22,940	64,766
Net loss attributable to non-controlling interest	–	–	–	–	(8)	(8)
Net income attributable to BOK Financial Corporation	$29,593	$5,930	$3,982	$2,321	$22,948	$64,774

Average assets	$9,171,363	$6,062,395	$3,627,198	$–	$4,878,818	$23,739,774
Average invested capital	861,980	271,192	175,478		1,256,147	2,564,797

Performance measurements:
Return on average assets	1.31%	0.40%	0.45%			1.11%
Return on average invested capital	13.92%	8.87%	9.20%			10.24%
Efficiency ratio	47.18%	77.18%	86.15%			61.15%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
NIR (expense) from external sources	$84,897	$19,496	$8,629	$2,416	$67,136	$182,574
NIR (expense) from internal sources	(12,382)	11,879	3,021	–	(2,518)	–

Total net interest revenue	72,515	31,375	11,650	2,416	64,618	182,574

Other operating revenue	29,681	43,221	37,320	–	3,703	113,925
Operating expense	49,823	56,169	41,072	–	25,601	172,665
Provision for credit losses	28,379	3,708	2,765	–	7,248	42,100
Increase in fair value of mortgage service rights	–	13,932	–	–	–	13,932
Gain (loss) on financial instruments, net	–	(211)	–	–	169	(42)
Gain (loss) on repossessed assets, net	(5,023)	31	–	–	(7)	(4,999)
Income before taxes	18,971	28,471	5,133	2,416	35,634	90,625
Federal and state income tax	7,380	11,075	1,997	–	9,831	30,283
Net income	11,591	17,396	3,136	2,416	25,803	60,342
Net income attributable to non-controlling interest	–	–	–	–	209	209
Net income attributable to BOK Financial Corporation	$11,591	$17,396	$3,136	$2,416	$25,594	$60,133

Average assets	$9,175,488	$6,159,190	$3,288,173	$–	$5,089,896	$23,712,747
Average invested capital	927,953	314,193	166,455	–	890,027	2,298,628

Performance measurements:
Return on average assets	0.51%	1.15%	0.39%			1.03%
Return on average invested capital	5.07%	22.45%	7.64%			10.61%
Efficiency ratio	48.75%	75.30%	83.87%			59.11%

 (11) Fair Value Measurements

Fair value is defined by applicable accounting guidance as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal market for the given asset or liability.  Certain assets and liabilities are recorded in the Company’s financial statements at fair value.  Some are recorded on a recurring basis and some on a non-recurring basis.

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2011 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$808,390				$808,390
Trading securities	80,719				80,719

Investment securities:
Municipal and other tax-exempt	185,272				189,518
Other debt securities	158,129				165,534
Total investment securities	343,401				355,052

Available for sale securities:
Municipal and other tax-exempt	69,859				69,859
U.S. agency residential mortgage-backed securities	8,925,590				8,925,590
Private issue residential mortgage-backed securities	573,285				573,285
Other debt securities	5,899				5,899
Federal Reserve Bank stock	33,423				33,423
Federal Home Loan Bank stock	8,501				8,501
Perpetual preferred stock	22,574				22,574
Equity securities and mutual funds	68,694				68,694
Total Available for sale securities	9,707,825				9,707,825

Mortgage trading securities	326,624				326,624
Residential mortgage loans held for sale	127,119	–	–	–	127,119

Loans:
Commercial	6,048,257	0.25 – 18.00%	0.58	0.68 – 4.84%	5,949,213
Commercial real estate	2,222,982	0.38 – 18.00%	1.20	0.28 – 3.90%	2,166,320
Residential mortgage	1,777,321	0.38 – 18.00%	3.81	0.79 – 4.63%	1,805,631
Consumer	541,275	0.38 – 21.00%	0.60	2.07 – 3.98%	541,880
Total loans	10,589,835				10,463,044
Allowance for loan losses	(289,549)				–
Net loans	10,300,286				10,463,044

Mortgage servicing rights	120,345				120,345
Derivative instruments with positive fair value, net of cash margin	245,124				245,124
Other assets – private equity funds	25,046				25,046
Deposits with no stated maturity	14,195,315				14,195,315
Time deposits	3,677,611	0.01 – 9.64%	1.80	0.80 – 1.59%	3,679,337
Other borrowings	1,509,664	0.25 – 6.58%	0.00	0.10 – 2.71%	1,509,688
Subordinated debentures	398,744	5.19 – 5.82%	2.08	3.78%	410,835
Derivative instruments with negative fair value, net of cash margin	156,038				156,038

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2010 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$1,269,404				$1,269,404
Trading securities	55,467				55,467

Investment securities:
Municipal and other tax-exempt	184,898				188,577
Other debt securities	154,655				157,528
Total investment securities	339,553				346,105

Available for sale securities:
Municipal and other tax-exempt	72,942				72,942
U.S. agency residential mortgage-backed securities	8,446,908				8,446,908
Privately issued residential mortgage-backed securities	644,210				644,210
Other debt securities	6,401				6,401
Federal Reserve Bank stock	33,424				33,424
Federal Home Loan Bank stock	42,207				42,207
Perpetual preferred stock	22,114				22,114
Equity securities and mutual funds	43,046				43,046
Total available for sale securities	9,311,252				9,311,252

Mortgage trading securities	428,021				428,021
Residential mortgage loans held for sale	263,413	–	–	–	263,413

Loans:
Commercial	5,933,996	0.25 –18.00%	0.57	0.72 – 4.67%	5,849,443
Commercial real estate	2,277,350	0.38 –18.00%	1.17	0.29 – 3.81%	2,221,443
Residential mortgage	1,828,248	0.38 –18.00%	3.65	0.79 – 4.58%	1,860,913
Consumer	603,442	0.38 –21.00%	0.67	1.98 – 3.91%	605,656
Total loans	10,643,036				10,537,454
Allowance for loan losses	(292,971)				–
Net loans	10,350,065				10,537,454

Mortgage servicing rights	115,723				115,723
Derivative instruments with positive fair value, net of cash margin	270,445				270,445
Other assets – private equity funds	25,436				25,436
Deposits with no stated maturity	13,669,893				13,669,893
Time deposits	3,509,168	0.01 –9.64%	1.85	0.82 – 1.56%	2,979,505
Other borrowings	3,117,358	0.13 –6.58%	0.02	0.13 – 2.73%	2,982,460
Subordinated debentures	398,701	5.19 –5.82%	2.30	3.72%	413,328
Derivative instruments with negative fair value, net of cash margin	215,420				215,420

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2010 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$931,985				$931,985
Trading securities	115,641				115,641

Investment securities:
Municipal and other tax-exempt	236,074				241,183
Other debt securities	73,836				73,705
Total investment securities	309,910				314,888

Available for sale securities:
Municipal and other tax-exempt	63,325				63,325
U.S. agency residential mortgage-backed securities	7,855,271				7,855,271
Private issue residential mortgage-backed securities	766,105				766,105
Other debt securities	17,179				17,179
Federal Reserve Bank stock	32,526				32,526
Federal Home Loan Bank stock	92,727				92,727
Perpetual preferred stock	22,774				22,774
Equity securities and mutual funds	54,488				54,488
Total available for sale securities	8,904,395				8,904,395

Mortgage trading securities	427,196				427,196
Residential mortgage loans held for sale	178,362	–	–	–	178,362

Loans:
Commercial	6,014,739	0.16 – 18.00%	0.51	0.09 – 3.98%	5,901,752
Commercial real estate	2,443,848	0.38 – 18.00%	1.06	0.16 – 2.06%	2,382,514
Residential mortgage	1,797,711	0.38 – 18.00%	3.52	0.53 – 3.82%	1,856,934
Consumer	714,926	0.38 – 21.00%	0.98	0.64 – 1.53%	723,271
Total loans	10,971,224				10,864,471
Allowance for loan losses	(299,717)				–
Net loans	10,671,507				10,864,471

Mortgage servicing rights	119,066				119,066
Derivative instruments with positive fair value, net of cash margin	325,364				325,364
Other assets – private equity funds	22,825				22,825
Deposits with no stated maturity	11,873,260				11,873,260
Time deposits	3,654,256	0.02 – 9.64%	1.15	0.21 – 1.20%	3,150,588
Other borrowings	4,548,197	0.25 – 6.58%	0.22	0.92 – 4.40%	4,531,838
Subordinated debentures	398,578	5.58%	2.83	2.83%	409,971
Derivative instruments with negative fair value, net of cash margin	311,685				311,685

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings. The fair values of loans were estimated to approximate their discounted cash flows less allowances for loan losses allocated to these loans of $264 million at March 31, 2011, $266 million at December 31, 2010 and $277 million at March 31, 2010.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at March 31, 2011, December 31, 2010 and March 31, 2010.

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

Fair Value of Financial Instruments Measured on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of March 31, 2011 (in thousands):
	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$80,719	$1,848	$78,871	$–

Available for sale securities:
Municipal and other tax-exempt	69,859	–	26,092	43,767
U.S. agency residential mortgage-backed securities	8,925,590	–	8,925,590	–
Private issue residential mortgage-backed securities	573,285	–	573,285	–
Other debt securities	5,899	–	–	5,899
Federal Reserve Bank stock	33,423	–	33,423	–
Federal Home Loan Bank stock	8,501	–	8,501	–
Perpetual preferred stock	22,574	–	22,574	–
Equity securities and mutual funds	68,694	47,303	21,391	–
Total available for sale securities	9,707,825	47,303	9,610,856	49,666

Mortgage trading securities	326,623	–	326,623	–
Residential mortgage loans held for sale	127,119	–	127,119	–
Mortgage servicing rights	120,345	–	–	120,345	1
Derivative contracts, net of cash margin2	245,124	–	245,124	–
Other assets – private equity funds	25,046	–	–	25,046
			–	–
Liabilities:			–	–
Derivative contracts, net of cash margin2	156,038	–	156,038	–
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

2	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of March 31, 2010 (in thousands):
	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$115,641	$3,104	$112,537	$–

Available for sale securities:
Municipal and other tax-exempt	63,325	–	25,321	38,004
U.S. agency residential mortgage-backed securities	7,855,271	–	7,855,271	–
Privately issued residential mortgage-backed securities	766,105	–	766,105
Other debt securities	17,179	–	29	17,150
Federal Reserve Bank stock	32,526	–	32,526	–
Federal Home Loan Bank stock	92,727	–	92,727	–
Perpetual preferred stock	22,774	–	22,774	–
Equity securities and mutual funds	54,488	27,890	26,598	–
	8,904,395	27,890	8,821,351	55,154

Mortgage trading securities	427,196	–	427,196	–
Residential mortgage loans held for sale	178,362	–	178,362	–
Mortgage servicing rights	119,066	–	–	119,066	1
Derivative contracts, net of cash margin 2	325,364	7,432	317,932	–
Other assets – private equity funds	22,825	–	–	22,825

Liabilities:
Certificates of deposit	32,364	–	32,364	–
Derivative contracts, net of cash margin 2	311,685	–	311,685	–
1
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

2	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of certain municipal and other debt securities classified as trading or available for sale may be based on significant unobservable inputs.  These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt.  Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack trading volume.

These securities may be either investment grade or below investment grade.  Taxable securities rated investment grade by all nationally recognized rating agencies are generally valued at par to yield 1.75%.  As of March 31, 2011, average yields on comparable short-term taxable securities are generally less than 1%.  Tax-exempt securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 1.12% to 1.42% which represents a spread of 75 to 80 basis points over average yields of comparable securities as of March 31, 2011.  The resulting estimated fair value of tax-exempt securities rated investment grade ranges from 98.95% to 99.39% of par value at March 31, 2011.

Approximately $14 million of our municipal and other tax-exempt securities are rated below investment grade by at least one of the three nationally recognized rating agencies.  The fair value of these securities was determined based on yields ranging from 5.57% to 10.04%.  These yields were determined using a spread of 525 basis points over comparable municipal securities of varying durations.  The resulting estimated fair value of securities rated below investment grade ranges from 83.12% to 83.39% of par value as of March 31, 2011.  All of these securities are currently paying contractual interest in accordance with their respective terms.

The following represents the changes for the three months ended March 31, 2011 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at December 31, 2010	$47,093	$6,400	$25,436
Purchases and contributions	7,520	–	906
Redemptions and distributions	(9,975)	(500)	(1,320)
Gain (loss) recognized in earnings
Brokerage and trading revenue	(576)	–	–
Gain (loss) on other assets, net	–	–	24
Gain on securities, net	18	–	–
Other comprehensive (loss)	(313)	(1)	–
Balance March 31, 2011	$43,767	$5,899	$25,046

The following represents the changes for the three months ended March 31, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

		Available for Sale Securities
	Trading Securities	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at December 31, 2009	$9,800	$36,598	$17,116	$22,917
Purchases, sales, issuances and settlements, net	(9,731)	2,289	50	(662)
Gain (loss) recognized in earnings
Brokerage and trading revenue	(69)	–	–	–
Gain (loss) on other assets, net	–	–	–	570
Gain on securities, net	–	–	–	–
Other comprehensive (loss)	–	(883)	(16)	–
Balance March 31, 2010	$–	$38,004	$17,150	$22,825

Substantially all trading securities with fair values based on significant unobservable inputs were transferred to available for sale based on sales limitations and banking regulations.  There were no transfers from quoted prices in active markets for identical instruments to significant other observable inputs during the first quarter of 2011 or 2010.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the three months ended March 31, 2011:
	Carrying Value at March 31, 2011			Fair Value Adjustment for the Three Months Ended March 31, 2011 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan loss	Gross charge-offs against allowance for recourse loans	Net losses and expenses of repossessed assets, net	Other expense
Impaired loans	$–	$19,751	$–	$4,246	$775	$–	$–
Real estate and other repossessed assets	–	30,615	–	–	–	5,552	–

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the three months ended March 31, 2010:
	Carrying Value at March 31, 2010			Fair Value Adjustments for the Three Months Ended March 31, 2010 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan loss	Net losses and expenses of repossessed assets, net
Impaired loans	$–	$50,786	$–	$24,199	$–
Real estate and other repossessed assets	–	19,685	–	–	5,935

The fair value of collateral-dependent impaired loans and real estate and other repossessed assets and the related fair value adjustments of impaired are generally based on unadjusted third-party appraisals.  Our appraisal review policies require appraised values to be supported by observable inputs derived principally from or corroborated by observable market data.  Appraisals that are not based on observable input or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs.

Fair Value Election

Certain certificates of deposit were designated as carried at fair value.  This determination is made based on the Company’s intent to convert these certificates from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps that have not been designated as hedging instruments.  The fair value election for these liabilities better represents the economic effect of these instruments on the Company.  At March 31, 2011, there were no certificates of deposit that were designated as carried at fair value.  At March 31, 2010, the fair value and contractual principal amount of these certificates was $32 million and $32 million, respectively.  Change in the fair value of these certificates of deposit resulted in an unrealized gain during the three months ended March 31, 2010 of $535 thousand, which is included in Gain (loss) on derivatives, net in the Consolidated Statement of Earnings.  Interest expense on these certificates of deposit is included in Interest expense – Deposits in the Consolidated Statement of Earnings.

As more fully disclosed in Note 2 and Note 5 to the Consolidated Financial Statements, the Company has elected to carry certain mortgage-backed securities which have been designated as economic hedges against changes in the fair value of mortgage servicing rights and residential mortgage loans held for sale at fair value.  Changes in the fair value of these financial instruments are recognized in earnings.

(12) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Amount:
Federal statutory tax	$36,231	$31,719
Tax exempt revenue	(1,363)	(1,405)
Effect of state income taxes, net of federal benefit	2,638	1,715
Utilization of tax credits	(499)	(1,328)
Bank-owned life insurance	(985)	(865)
Other, net	2,730	447
Total	$38,752	$30,283

	Three Months Ended March 31,
	2011	2010
Percent of pretax income:
Federal statutory tax	35%	35%
Tax exempt revenue	(1)	(2)
Effect of state income taxes, net of federal benefit	2	2
Utilization of tax credits	–	(1)
Bank-owned life insurance	(1)	(1)
Other, net	2	–
Total	37%	33%

(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2011 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q.  No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)

	Three Months Ended
	March 31, 2011			December 31, 2010

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate

Assets
Taxable securities3	$9,910,162	$74,589	3.20%	$10,220,359	$64,671	2.67%
Tax-exempt securities3	249,378	3,120	5.07	258,368	3,224	4.95
Total securities3	10,159,540	77,709	3.25	10,478,727	67,895	2.73
Trading securities	60,768	576	3.84	74,084	759	4.06
Funds sold and resell agreements	20,680	4	0.08	21,128	7	0.13
Residential mortgage loans held for sale	125,494	1,339	4.33	282,734	2,745	3.85
Loans2	10,653,756	124,782	4.75	10,667,193	128,005	4.76
Less allowance for loan losses	295,014	–	–	307,223	–	–
Loans, net of allowance	10,358,742	124,782	4.89	10,359,970	128,005	4.90
Total earning assets3	20,725,224	204,410	4.09	21,216,643	199,411	3.84
Cash and other assets	3,014,550			3,066,308
Total assets	$23,739,774			$24,282,951

Liabilities and equity
Transaction deposits	$9,632,595	7,584	0.32	$9,325,573	8,772	0.37
Savings deposits	203,638	187	0.37	191,235	171	0.35
Time deposits	3,616,991	16,271	1.82	3,602,150	16,147	1.78
Total interest-bearing deposits	13,453,224	24,042	0.72	13,118,958	25,090	0.76
Funds purchased	820,969	320	0.16	775,620	479	0.25
Repurchase agreements	1,062,359	1,041	0.40	1,201,760	1,496	0.49
Other borrowings	144,987	470	1.31	829,756	767	0.37
Subordinated debentures	398,723	5,577	5.67	398,680	5,666	5.64
Total interest-bearing liabilities	15,880,262	31,450	0.80	16,324,774	33,498	0.81
Demand deposits	4,265,657			4,171,595
Other liabilities	1,029,058			1,251,025
Total equity	2,564,797			2,535,557
Total liabilities and equity	$23,739,774			$24,282,951

Tax-equivalent Net Interest Revenue3		$172,960	3.29%		$165,913	3.03%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.46			3.19
Less tax-equivalent adjustment1		2,321			2,263
Net Interest Revenue		170,639			163,650
Provision for credit losses		6,250			6,999
Other operating revenue		117,578			111,913
Other operating expense		178,449			178,361
Income before taxes		103,518			90,203
Federal and state income tax		38,752			31,097
Net income before non-controlling interest		64,766			59,106
Net income (loss) attributable to non-controlling interest		(8)			274
Net income attributable to BOK Financial Corp.		$64,774			$58,832

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$0.95			$0.86
Diluted		$0.94			$0.86
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
September 30, 2010			June 30, 2010			March 31, 2010

Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
Balance	Expense1	Rate	Balance	Expense1	Rate	Balance	Expense1	Rate

$9,953,104	$79,472	3.28%	$9,366,703	$81,460	3.56%	$9,212,677	$82,612	3.73%
256,110	3,145	4.87	296,282	3,614	4.89	294,849	3,836	5.28
10,209,214	82,617	3.32	9,662,985	85,074	3.60	9,507,526	86,448	3.78
69,315	570	3.26	58,722	661	4.51	70,979	792	4.53
18,882	4	0.08	22,776	8	0.14	32,363	8	0.10
242,559	2,592	4.24	183,489	2,177	4.76	137,404	1,747	5.16
10,861,515	133,336	4.87	10,971,466	132,004	4.83	11,187,320	132,791	4.81
308,139	–	–	312,595	–	–	309,194	–	–
10,553,376	133,336	5.01	10,658,871	132,004	4.97	10,878,126	132,791	4.95
21,093,346	219,119	4.19	20,586,843	219,924	4.33	20,626,398	221,786	4.41
3,098,944			2,857,964			3,086,349
$24,192,290			$23,444,807			$23,712,747

$8,699,495	9,935	0.45	$8,287,296	10,044	0.49	$7,963,752	$10,135	0.52
189,512	185	0.39	184,376	185	0.40	170,990	178	0.42
3,774,136	17,146	1.80	3,701,167	16,063	1.74	3,772,295	17,304	1.86
12,663,143	27,266	0.85	12,172,839	26,292	0.87	11,907,037	27,617	0.94
1,096,873	539	0.19	1,359,937	674	0.20	1,519,689	539	0.14
1,130,215	1,469	0.52	1,131,147	1,580	0.56	1,055,597	1,483	0.57
1,465,516	1,314	0.36	1,619,745	1,403	0.35	2,249,470	1,591	0.29
398,638	5,664	5.64	398,598	5,535	5.57	398,559	5,566	5.66
16,754,385	36,252	0.86	16,682,266	35,484	0.85	17,130,352	36,796	0.87
3,831,486			3,660,910			3,485,504
1,124,000			722,902			798,263
2,482,419			2,378,729			2,298,628
$24,192,290			$23,444,807			$23,712,747

	$182,867	3.33%		$184,440	3.48%		$184,990	3.54%
		3.50			3.63			3.68
	2,152			2,327			2,416
	180,715			182,113			182,574
	20,000			36,040			42,100
	137,673			157,439			113,883
	205,165			205,912			163,732
	93,223			97,600			90,625
	29,935			32,042			30,283
	63,288			65,558			60,342
	(979)			2,036			209
	$64,267			$63,522			$60,133

	$0.94			$0.93			$0.88
	$0.94			$0.93			$0.88

Quarterly Earnings Trends -- Unaudited
(In thousands, except share and per share data)
	Three Months Ended
	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30. 2010	March 31, 2010
Interest revenue	$202,089	$197,148	$216,967	$217,597	$219,370
Interest expense	31,450	33,498	36,252	35,484	36,796
Net interest revenue	170,639	163,650	180,715	182,113	182,574
Provision for credit losses	6,250	6,999	20,000	36,040	42,100
Net interest revenue after provision for credit losses	164,389	156,651	160,715	146,073	140,474
Other operating revenue
Brokerage and trading revenue	25,376	28,610	27,072	24,754	21,035
Transaction card revenue	28,445	29,500	28,852	28,263	25,687
Trust fees and commissions	18,422	18,145	16,774	17,737	16,320
Deposit service charges and fees	22,480	23,732	24,290	28,797	26,792
Mortgage banking revenue	17,356	25,158	29,236	18,335	14,871
Bank-owned life insurance	2,863	3,182	3,004	2,908	2,972
Other revenue	8,332	7,648	7,708	7,374	7,638
Total fees and commissions	123,274	135,975	136,936	128,168	115,315
Gain (loss) on other assets, net	(68)	15	(1,331)	1,545	(1,390)
Gain (loss) on derivatives, net	(2,413)	(7,286)	4,626	7,272	(341)
Gain (loss) on securities, net	1,384	(10,164)	11,753	23,100	4,524
Total other-than-temporary impairment losses	–	(4,768)	(4,525)	(10,959)	(9,708)
Portion of loss recognized in (reclassified from) other comprehensive income	(4,599)	(1,859)	(9,786)	8,313	5,483
Net impairment losses recognized in earnings	(4,599)	(6,627)	(14,311)	(2,646)	(4,225)
Total other operating revenue	117,578	111,913	137,673	157,439	113,883
Other operating expense
Personnel	99,994	106,770	101,216	97,054	96,824
Business promotion	4,624	4,377	4,426	4,945	3,978
Professional fees and services	7,458	9,527	7,621	6,668	6,401
Net occupancy and equipment	15,604	16,331	16,436	15,691	15,511
Insurance	6,186	6,139	6,052	5,596	6,533
Data processing and communications	22,503	23,902	21,601	21,940	20,309
Printing, postage and supplies	3,082	3,170	3,648	3,525	3,322
Net losses and operating expenses of repossessed assets	6,015	6,966	7,230	13,067	7,220
Amortization of intangible assets	896	1,365	1,324	1,323	1,324
Mortgage banking costs	6,471	11,999	9,093	10,380	9,267
Change in fair value of mortgage servicing rights	(3,129)	(25,111)	15,924	19,458	(13,932)
Visa retrospective responsibility obligation	–	(1,103)	1,103	–	–
Other expense	8,745	14,029	9,491	6,265	6,975
Total other operating expense	178,449	178,361	205,165	205,912	163,732
Income before taxes	103,518	90,203	93,223	97,600	90,625
Federal and state income tax	38,752	31,097	29,935	32,042	30,283
Net income before non-controlling interest	64,766	59,106	63,288	65,558	60,342
Net income (loss) attributable to non-controlling interest	(8)	274	(979)	2,036	209
Net income attributable to BOK Financial Corp.	$64,774	$58,832	$64,267	$63,522	$60,133

Earnings per share:
Basic	$0.95	$0.86	$0.94	$0.93	$0.88
Diluted	$0.94	$0.86	$0.94	$0.93	$0.88
Average shares used in computation:
Basic	67,901,722	67,685,434	67,625,378	67,605,807	67,592,315
Diluted	68,176,527	67,888,950	67,765,344	67,880,587	67,790,049

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2011.

Period	Total Number of Shares Purchased2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1, 2011 to January 31, 2011	23,575	$55.39	–	1,215,927
February 1, 2011 to February 28, 2011	3,909	$51.34	–	1,215,927
March 1, 2011 to March 31, 2011	–	–	–	1,215,927
Total	27,484		–
1
On April 26, 2005, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock.  As of March 31, 2011, the Company had repurchased 784,073 shares under this plan.

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
101       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Earnings, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text*

Items 1A, 3, 4 and 5 are not applicable and have been omitted.

*  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOK FINANCIAL CORPORATION
 (Registrant)

Date:         May 10, 2011

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer