Form 10-Q
period 2011-06-30
BOK FINANCIAL CORP ET AL
filed 2011-08-08
CIK 875357

As filed with the Securities and Exchange Commission on August 8, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,462,869 shares of common stock ($.00006 par value) as of June 30, 2011.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2011

Index

Part I. Financial Information
Management’s Discussion and Analysis (Item 2)	1
Market Risk (Item 3)	44
Controls and Procedures (Item 4)	46
Consolidated Financial Statements – Unaudited (Item 1)	47
Six Month Financial Summary – Unaudited (Item 2)	97
Quarterly Financial Summary – Unaudited (Item 2)	98
Quarterly Earnings Trend – Unaudited	100

Part II. Other Information
Item 1. Legal Proceedings	101
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	101
Item 6. Exhibits	101
Signatures	102

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $69.0 million or $1.00 per diluted share for the second quarter of 2011, compared to $63.5 million or $0.93 per diluted share for the second quarter of 2010 and $64.8 million or $0.94 per diluted share for the first quarter of 2011.  Net income for the six months ended June 30, 2011 totaled $133.8 million or $1.95 per diluted share compared with net income of $123.7 million or $1.81 per diluted share for the six months ended June 30, 2010.

Highlights of the second quarter of 2011 included:

•
Net interest revenue totaled $174.0 million for the second quarter of 2011 compared to $182.1 million for the second quarter of 2010 and $170.6 million for the first quarter of 2011.  Net interest margin was 3.40% for the second quarter of 2011, 3.65% for the second quarter of 2010 and 3.47% for the first quarter of 2011.  The decrease in net interest revenue compared with the second quarter of 2010 was due primarily to the reinvestment of cash flows from the securities portfolio at lower rates.

•
Fees and commissions revenue totaled $127.8 million for the second quarter of 2011 compared to $128.2 million for the second quarter of 2010 and $123.3 million for the first quarter of 2011.  Revenue growth distributed among most fee-generating activities was offset by decreased deposit service charges and fees due primarily to changes in overdraft fee regulations which became effective in the second half of 2010.  Revenue growth over the first quarter of 2011 was distributed amongst most of our fee generating businesses, partially offset by a decrease in brokerage and trading revenue.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $189.7 million, up $3.3 million over the second quarter of 2010 and up $8.1 million over the previous quarter.  Personnel costs were up $8.5 million over the second quarter of 2010.  Non-personnel expenses were down $5.3 million due primarily to a decrease in net losses of repossessed assets.  Operating expenses increased over the first quarter of 2011 primarily due to higher personnel costs and mortgage banking expenses.

•
Provision for credit losses totaled $2.7 million for the second quarter of 2011 compared to $36.0 million for the second quarter of 2010 and $6.3 million for the first quarter of 2011.  Net loans charged off decreased to $8.5 million in the second quarter of 2011 from $35.6 million in the second quarter of 2010 and $10.3 million in the first quarter of 2011.

•
The combined allowance for credit losses totaled $297 million or 2.77% of outstanding loans at June 30, 2011, down from $303 million or 2.86% of outstanding loans at March 31, 2011.  Nonperforming assets totaled $351 million or 3.23% of outstanding loans and repossessed assets at June 30, 2011, down from $379 million or 3.54% of outstanding loans and repossessed assets at March 31, 2011.

•
Outstanding loan balances were $10.7 billion at June 30, 2011, up $148 million over March 31, 2011.  Commercial loans balances continued to grow in the second quarter of 2011, increasing $130 million over March 31, 2011.  Commercial real estate loans decreased $39 million.  Residential mortgage loans increased $91 million and consumer loans decreased $34 million.

•
Period-end deposits totaled $17.6 billion at June 30, 2011 compared to $17.9 billion at March 31, 2011.  Interest-bearing transaction accounts decreased $516 million and time deposits decreased $43 million.  Demand deposits increased $269 million.

•
Tangible common equity ratio increased to 9.71% at June 30, 2011 from 9.54% at March 31, 2011.  The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) minus intangible assets and equity that does not benefit common shareholders.

The Company and its subsidiary bank exceeded the regulatory definition of well capitalized.  The Company’s Tier 1 capital ratios as defined by banking regulations were 13.30% at June 30, 2011 and 12.97% at March 31, 2011.

•
The Company paid a cash dividend of $19 million or $0.275 per common share during the second quarter of 2011.  On July 26, 2011, the board of directors declared a cash dividend of $0.275 per common share payable on or about August 26, 2011 to shareholders of record as of August 12, 2011.

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

Net interest revenue totaled $174.0 million for the second quarter of 2011, compared to $182.1 million for the second quarter of 2010 and $170.6 million for the first quarter of 2011.  The decrease in net interest revenue from the second quarter of 2010 was due primarily to lower yield on our available for sale securities portfolio, partially offset by lower funding costs and an increase in interest earning assets.  The increase in net interest revenue over the first quarter of 2011 results from an increase in interest earning assets.

Net interest margin was 3.40% for the second quarter of 2011, 3.65% for the second quarter of 2010 and 3.47% for the first quarter of 2011.

The tax-equivalent yield on earning assets was 4.01% for the second quarter of 2011, down 24 basis points from the second quarter of 2010.  The available for sale securities portfolio yield decreased 51 basis points to 3.04%.  Cash flows from our available for sale securities portfolio were reinvested at lower current rates.  Loan yields decreased 14 basis points to 4.69%.  Funding costs were down 4 basis points from the second quarter of 2010.  The cost of interest-bearing deposits decreased 16 basis points and the cost of other borrowed funds increased 42 basis points.  The increased cost of other borrowed funds was due to a $115 million increase in our obligation to fund scheduled payments to investors for loans sold into Government National Mortgage Association (“GNMA”) mortgage pools as discussed more fully in the Loans section of Management’s Analysis & Discussion of Financial Condition following.  The weighted average interest rate on this obligation was 5.93%.  We expect to reduce our ongoing interest costs by repurchasing a significant portion of these loans.

Net interest margin decreased 7 basis points from the first quarter of 2011.  Yield on average earning assets decreased 9 basis points to 4.01%.  Yield on the available for sale securities portfolio decreased 13 basis points.  Yield on the loan portfolio decreased 6 basis points.  The cost of interest-bearing liabilities increased 1 basis point from the previous quarter.

Average earning assets for the second quarter of 2011 increased $564 thousand or 3% over second quarter of 2010.  The average balance of available for sale securities, which consist largely of U.S. government agency issued residential mortgage-backed securities, increased $769 million.  We purchased these securities to supplement earnings, especially in a period of declining loan demand, and to manage interest rate risk.  Average loans, net of allowance for loan losses, decreased $269 million.   All major loan categories decreased largely due to reduced customer demand and normal repayment trends.

Average deposits increased $1.7 billion over the second quarter of 2010, including an $897 million increase in average interest-bearing transaction accounts and an $893 million increase in average demand deposit balances.   Average time deposits decreased $69 million compared to the second quarter of 2010.  Average borrowed funds decreased $1.8 billion compared to the second quarter of 2010.

Average earning assets for the second quarter of 2011 increased $354 million over the first quarter of 2011.  Average available for sale securities increased $167 million and mortgage trading securities increased $121 million.  Average outstanding loans, net of allowance for loan losses, increased $31 million.  Average commercial and residential mortgage loan balances increased in second quarter of 2011, offset by a decrease in commercial real estate and consumer loans.  Average deposits decreased by $138 million during the second quarter of 2011, including a $448 million decrease in interest-bearing transaction accounts, partially offset by a $288 million increase in demand deposits and a $15 million increase in time deposits.  Average balances of borrowed funds increased $332 million.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report.  Approximately two-thirds of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year.  These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans.  The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities.  Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities.  The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.  To the extent that intermediate and longer term interest rates remain at extremely low levels, mortgage-related security prepayments may accelerate putting additional downward pressure on the securities portfolio yield and on net interest margin as discussed above.  We also may use derivative instruments to manage our interest rate risk.  Derivative contracts are carried on the balance sheet at fair value.  Changes in fair value of these contracts are included in derivatives gains or losses in the Consolidated Statements of Earnings.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 – Volume / Rate Analysis
(In thousands)
	Three Months Ended			Six Months Ended
	June 30, 2011 / 2010			June 30, 2011 / 2010
		Change Due To1			Change Due To1
			Yield /			Yield
	Change	Volume	Rate	Change	Volume	/Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$(5)	$(5)	$–	$(9)	$(7)	$(2)
Trading securities	(77)	198	(275)	(294)	242	(536)
Investment securities:
Taxable securities	1,016	1,298	(282)	2,359	1,883	476
Tax-exempt securities	(700)	(641)	(59)	(1,333)	(1,173)	(160)
Total investment securities	316	657	(341)	1,026	710	316
Available for sale securities:
Taxable securities	(5,250)	6,158	(11,408)	(13,811)	9,298	(23,109)
Tax-exempt securities	80	71	9	(1)	80	(81)
Total available for sale securities	(5,170)	6,229	(11,399)	(13,812)	9,378	(23,190)
Mortgage trading securities	795	752	43	(10)	124	(134)
Residential mortgage loans held for sale	(672)	(560)	(112)	(1,080)	(1,152)	72
Loans	(7,133)	(3,448)	(3,685)	(15,144)	(7,229)	(7,915)
Total tax-equivalent interest revenue	(11,946)	3,823	(15,769)	(29,323)	2,066	(31,389)
Interest expense:
Transaction deposits	(3,914)	843	(4,757)	(6,465)	2,180	(8,645)
Savings deposits	18	26	(8)	27	44	(17)
Time deposits	764	(310)	1,074	(270)	(695)	425
Funds purchased	(398)	(70)	(328)	(617)	(271)	(346)
Repurchase agreements	(1,067)	(121)	(946)	(1,509)	(206)	(1,303)
Other borrowings	823	(9,125)	9,948	(298)	(13,122)	12,824
Subordinated debentures	6	2	4	17	4	13
Total interest expense	(3,768)	(8,755)	4,987	(9,115)	(12,066)	2,951
Tax-equivalent net interest revenue	(8,178)	12,578	(20,756)	(20,208)	14,132	(34,340)
Change in tax-equivalent adjustment	(66)			(161)
Net interest revenue	$(8,112)			$(20,047)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $143.0 million for the second quarter of 2011 compared to $157.4 million for the second quarter of 2010 and $117.6 million for the first quarter of 2011.  Fees and commissions revenue was flat with the second quarter of 2010.  Net gains on securities, derivatives and other assets decreased $12.0 million.  Other-than-temporary impairment charges recognized in earnings in the second quarter of 2011 were $2.2 million greater than charges recognized in the second quarter of 2010.

Other operating revenue increased $25.4 million over the first quarter of 2011.  Fees and commissions revenue increased $4.6 million.  Net gains on securities, derivatives and other assets increased $21.1 million.  Other-than-temporary impairment charges recognized in earnings were $225 thousand less than charges recognized in the first quarter of 2011.

Table 2 – Other Operating Revenue
(In thousands)
	Three Months Ended June 30,		Increase	% Increase	Three Months Ended	Increase	% Increase
	2011	2010	(Decrease)	(Decrease)	March 31, 2011	(Decrease)	(Decrease)

Brokerage and trading revenue	$23,725	$24,754	$(1,029)	(4%)	$25,376	$(1,651)	(7%)
Transaction card revenue	31,024	28,263	2,761	10%	28,445	2,579	9%
Trust fees and commissions	19,150	17,737	1,413	8%	18,422	728	4%
Deposit service charges and fees	23,857	28,797	(4.940)	(17%)	22,480	1,377	6%
Mortgage banking revenue	19,356	18,335	1,021	6%	17,356	2,000	12%
Bank-owned life insurance	2,872	2,908	(36)	(1%)	2,863	9	–%
Other revenue	7,842	7,374	468	6%	8,332	(490)	(6%)
Total fees and commissions revenue	127,826	128,168	(342)	–%	123,274	4,552	4%
Gain (loss) on other assets, net	3,344	1,545	1,799	N/A	(68)	3,412	N/A
Gain (loss) on derivatives, net	1,225	7,272	(6,047)	N/A	(2,413)	3,638	N/A
Gain on available for sale securities	5,468	8,469	(3,001)	N/A	4,902	566	N/A
Gain (loss) on mortgage trading securities, net	9,921	14,631	(4,710)	N/A	(3,518)	13,439	N/A
Total other-than-temporary impairment	(74)	(10,959)	10,885	N/A	–	(74)	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	(4,750)	8,313	(13,063)	N/A	(4,599)	(151)	N/A
Net impairment losses recognized in earnings	(4,824)	(2,646)	(2,178)	N/A	(4,599)	(225)	N/A
Total other operating revenue	$142,960	$157,439	$(14,479)	(9%)	$117,578	$25,382	22%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 42% of total revenue for the second quarter of 2011, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives.  We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.  We expect continued growth in other operating revenue through offering new products and services and by expanding into markets outside of Oklahoma.  However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer derivative and investment banking, decreased $1.0 million or 4% compared to the second quarter of 2010.  Securities trading revenue totaled $13.3 million for the second quarter of 2011 compared to $14.3 million for the second quarter of 2010, down $1.0 million or 7%.   Securities trading revenue represents net realized and unrealized gains primarily related to U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities sold to institutional customers.  The revenue decrease was largely due to lower residential mortgage-backed securities transaction volume.

Revenue earned from retail brokerage transactions increased $1.8 million or 33% over the second quarter of 2010 to $7.4 million.  Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers.  Revenue growth was primarily due to increased market volatility which increased customer demand.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs.  As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers.  Customer hedging revenue totaled $1.1 million for the second quarter of 2011, down $933 thousand or 46% compared to the second quarter of 2010.  Energy derivative volume declined due primarily to relatively stable commodity pricing, partially offset by an increase in interest rate derivative transactions.

Investment banking includes fees earned upon completion of underwriting and financial advisory service which totaled $1.9 million for the second quarter of 2011, an $886 thousand decrease compared to the second quarter of 2010 related to the timing and volume of completed transactions.

Brokerage and trading revenue decreased $1.7 million from the first quarter of 2011 due primarily to a decrease in securities trading revenue.  The volume of residential mortgage-backed securities sold to institutional customers decreased, partially offset by increases in municipal securities sales.  Decreases in energy derivative revenues were fully offset by increases in interest rate derivatives revenue.  Investment banking fees decreased compared to the previous quarter, partially offset by an increase in retail brokerage.

We continue to monitor the on-going development of rules to implement the Volcker Rule of the Dodd-Frank Act which prohibits banking entities from engaging in proprietary trading as defined by the Dodd-Frank Act and restricts sponsorship of or investment in private equity funds and hedge funds, subject to limited exceptions.  Regulations implementing the Volcker Rule are scheduled to take effect by the earlier of 12 months after such rules are final or July 21, 2012.  The ultimate impact of the implementation of the Volcker Rule remains uncertain and final regulations possibly could impose additional operational or compliance costs or prohibit certain trading activities on behalf of our customers.

Title VII of the Dodd-Frank Act subjects nearly all derivative transaction to Commodity Futures Trading Commission (“CFTC”) or Securities and Exchange Commission (“SEC”) regulations.  Title VII, among other things, imposes registration, recordkeeping, reporting, capital and margin, as well as business conduction requirements on major swap dealers and major swap participants.  The CFTC and SEC have recently delayed the effectiveness of a large portion of the proposed regulations that would implement Title VII until the earlier of 60 days following the adoption of final rules or December 31, 2011.  The Company currently anticipates that one or more of its subsidiaries may be required to register as a “swap dealer” with the CFTC.  The ultimate impact of Title VII is uncertain, but may pose higher operational and compliance costs on the Company.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served.  Transaction card revenue increased $2.8 million or 10% over the second quarter of 2010.  Revenues from the processing of transactions on behalf of the members of our TransFund ATM network totaled $12.5 million, an increase of $359 thousand or 3% over the second quarter of 2010, due primarily to increased ATM transaction volumes.  Merchant services fees paid by customers for account management and electronic processing of transactions totaled $9.2 million, a $1.4 million or 18% increase over the prior year primarily as a result of cross-selling opportunities throughout our geographical footprint.  Check card revenue from interchange fees paid by merchant banks for transactions processed from cards issued by the Company increased $976 thousand or 12% to $9.3 million due primarily to an increase in the number of transactions processed.

Transaction card revenue increased $2.6 million over the first quarter of 2011.  Merchant services fees increased by $1.3 million on increased market penetration and growth in number of transactions processed.   Check card and ATM network revenue also increased over the prior quarter.

On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions as required by the Dodd-Frank Act.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction.  The rule is effective on October 1, 2011.  In addition, the Board approved an interim rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards outlined in the interim final rule.  Issuers meeting these standards must certify as to their eligibility to receive this adjustment.  We would expect a decline of $20 million to $24 million in our transaction card revenue annually based on the final rule.

Trust fees and commissions increased $1.4 million or 8% over the second quarter of 2010 primarily due to an increase in the fair value of trust assets, partially offset by lower balances in our proprietary mutual funds.  In addition, we continue to voluntarily waive administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment.  Waived fees totaled $1.6 million for the second quarter of 2011, $1.2 million for the first quarter of 2011 and $816 thousand for the second quarter of 2010.  The fair value of trust assets administered by the Company totaled $33.1 billion at June 30, 2011 compared to $32.0 billion at March 31, 2011 and $29.8 billion at June 30, 2010.  Trust fees and commissions also increased $728 thousand over the first quarter of 2011.

Deposit service charges and fees decreased $4.9 million or 17% compared to the second quarter of 2010.  Overdraft fees decreased $4.5 million or 24% to $14.7 million.  The decrease in overdraft fees was primarily due to changes in federal regulations concerning certain overdraft charges which were effective July 1, 2010.  Commercial account service charge revenue totaled $7.3 million, down 1% from the prior year.  Customers continue to maintain high commercial account balances to maximize the earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances.  Service charges on retail deposit accounts decreased modestly to $1.4 million for the second quarter of 2011.

Deposit service charges and fees increased $1.4 million over the prior quarter primarily due a seasonal increase in overdraft charges of $1.6 million over the first quarter of 2011.  Overdraft volumes historically are lower in the first quarter of the year.

Mortgage banking revenue increased $1.0 million or 6% over the second quarter of 2010.  Revenue from originating and marketing mortgage loans increased $645 thousand or 7% over the second quarter of 2010 primarily due to increased gains on sales of mortgages in the secondary market.  Mortgage servicing revenue increased $376 thousand or 4% over the second quarter of 2010.  The outstanding principal balance of mortgage loans serviced for others increased $226 million to $11.3 billion.  Mortgage banking revenue increased $2.0 million over the first quarter of 2011 primarily due to a $1.9 million increase in revenue from originating and marketing residential mortgage loans.  Residential mortgage loans funded for sale increased $77 million over the previous quarter.

Table 3 – Mortgage Banking Revenue
(In thousands)
	Three Months Ended June 30,			%	Three Months Ended
	2011	2010	Increase (Decrease)	Increase (Decrease)	March 31, 2011	Increase	% Increase

Originating and marketing revenue	$9,409	$8,764	$645	7%	$7,529	$1,880	25%
Servicing revenue	9,947	9,571	376	4%	9,827	120	1%
Total mortgage revenue	$19,356	$18,335	$1,021	6%	$17,356	$2,000	12%

Mortgage loans funded for sale	$528,749	$540,835	$(12,086)	(2%)	$451,821	$76,928	17%
Mortgage loan refinances to total funded	36%	34%			50%

	June 30,
	2011	2010	Increase	% Increase	March 31, 2011	Increase	% Increase
Outstanding principal balance of mortgage loans serviced for others	$11,283,442	$11,057,385	$226,057	2%	$11,202,626	$80,816	1%

Net gains on securities, derivatives and other assets

We recognized $5.5 million of net gains on sales of $654 million of available for sale securities in the second quarter of 2011.  Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure from rising interest rates.  We recognized $8.5 million of gains on sales of $595 million of available for sale securities in the second quarter of 2010 and $4.9 million of net gains on sales of $793 million of available for sale securities in the first quarter of 2011.

We also maintain a portfolio of residential mortgage backed securities issued by U.S. government agencies and interest rate derivative contracts designated as an economic hedge of the changes in the fair value of our mortgage servicing rights.  The fair value of our mortgage servicing rights fluctuate due to changes in prepayment speeds and other assumptions as more fully described in Note 5 to the Consolidated Financial Statements.  As benchmark mortgage rates increase, prepayment speeds slow and the value of our mortgage servicing rights increase.  As benchmark mortgage rates fall, prepayment speeds increase and the value of our mortgage servicing rights decrease.

Table 4 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)
	Three Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010

Gain (loss) on mortgage hedge derivative contracts	$1,224	$(2,419)	$7,800
Gain (loss) on mortgage trading securities	9,921	(3,518)	14,631
Gain (loss) on economic hedge of mortgage servicing rights	11,145	(5,937)	22,431
Gain (loss) on change in fair value of mortgage servicing rights	(13,493)	3,129	(19,458)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	(2,348)	$(2,808)	$2,973

Net interest revenue on mortgage trading securities	$5,121	$3,058	$4,880

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized other-than-temporary impairment losses on certain private-label residential mortgage-backed securities of $4.3 million in earnings during the second quarter of 2011.  These losses primarily related to additional declines in projected cash flows of private-label mortgage backed securities as a result of increased home price depreciation.  We also recognized a $521 thousand other-than-temporary impairment on certain below investment grade municipal securities based on our assessment of the issuer’s on-going financial difficulties.  We recognized other-than-temporary impairment losses in earnings of $2.6 million in the second quarter of 2010 and $4.6 million in the first quarter of 2011.

Other Operating Expense

Other operating expense for the second quarter of 2011 totaled $203.2 million, down $2.7 million or 1% compared to the second quarter of 2010.  Changes in the fair value of mortgage servicing rights increased operating expense $13.5 million in the second quarter of 2011 and $19.5 million in the second quarter of 2010.  Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $3.3 million or 2% over the second quarter of 2010.  Personnel expenses increased $8.5 million or 9%.  Non-personnel expenses decreased $5.3 million or 6%.

Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $8.1 million over the previous quarter.  Personnel expenses increased $5.6 million and non-personnel expenses increased $2.5 million.

Table 5 – Other Operating Expense
(In thousands)
	Three Months			%	Three Months Ended		%
	Ended June 30,		Increase	Increase	March 31,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)	2011	(Decrease)	(Decrease)

Regular compensation	$61,380	$58,932	$2,448	4%	$60,804	$576	1%
Incentive compensation:
Cash-based	23,530	22,148	1,382	6%	19,555	3,975	20%
Stock-based	3,122	390	2,732	701%	3,431	(309)	(9%)
Total incentive compensation	26,652	22,538	4,114	18%	22,986	3,666	16%
Employee benefits	17,571	15,584	1,987	13%	16,204	1,367	8%
Total personnel expense	105,603	97,054	8,549	9%	99,994	5,609	6%
Business promotion	4,777	4,945	(168)	(3%)	4,624	153	3%
Professional fees and services	6,258	6,668	(410)	(6%)	7,458	(1,200)	(16%)
Net occupancy and equipment	15,554	15,691	(137)	(1%)	15,604	(50)	–%
Insurance	4,771	5,596	(825)	(15%)	6,186	(1,415)	(23%)
Data processing & communications	24,428	21,940	2,488	11%	22,503	1,925	9%
Printing, postage and supplies	3,586	3,525	61	2%	3,082	504	16%
Net losses & operating expenses of repossessed assets	5,859	13,067	(7,208)	N/A	6,015	(156)	N/A
Amortization of intangible assets	896	1,323	(427)	(32%)	896	–	–%
Mortgage banking costs	8,968	10,380	(1,412)	(14%)	6,471	2,497	39%
Change in fair value of mortgage servicing rights	13,493	19,458	(5,965)	N/A	(3,129)	16,622	N/A
Other expense	9,016	6,265	2,751	44%	8,745	271	3%
Total other operating expense	$203,209	$205,912	$(2,703)	(1%)	$178,449	$24,760	14%

Number of employees (full-time equivalent)	4,530	4,428	102	2%	4,533	(3)	–%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs increased $2.4 million or 4% over the second quarter of 2010 primarily due to standard annual merit increases which were effective in the second quarter of 2011.  The Company generally awards annual merit increases effective April 1st for a majority of its staff.

Incentive compensation increased $4.1 million over the second quarter of 2010.  Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions.  Total cash-based incentive compensation increased $1.4 million over the second quarter of 2010.  Cash-based incentive compensation related to brokerage and trading revenue was flat with the prior year.  The increase in cash-based incentive compensation was primarily for other business lines.

The Company also provides stock-based incentive compensation plans.  Stock-based compensation plans include both equity and liability awards.  Compensation expense related to liability awards increased $2.4 million over the second quarter of 2010 due to changes in the market value of BOK Financial common stock and other investments.  The market value of BOK Financial common stock increased $3.09 per share in the second quarter of 2011 and decreased $4.97 per share in the second quarter of 2010.  Compensation expense for equity awards increased $288 thousand compared with the second quarter of 2010.  Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense increased $2.0 million or 13% over the second quarter of 2010 primarily due to increased expenses related to employee medical insurance costs, employee retirement plans and payroll taxes.  Medical insurance costs were $1.0 million or 23% higher than the second quarter of 2010.  The Company self-insures a portion of its employee health care coverage and these costs may be volatile.

Personnel expense increased $5.6 million over the first quarter of 2011 primarily due to higher incentive compensation expense and employee benefits expense.  Incentive compensation increased $3.7 million over the first quarter of 2011, including a $4.0 million increase in cash-based incentive compensation, partially offset by a $309 thousand decrease in stock-based compensation.  Employee benefit expenses increased $1.4 million over the first quarter of 2011.  Increased expenses related to employee medical insurance costs and retirement plans in the second quarter of 2011 were partially offset by the impact of a seasonal increase in payroll taxes in the first quarter of 2011.  Regular compensation expense increased $576 thousand over the first quarter of 2011.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, decreased $5.3 million or 6% compared to the second quarter of 2010.  Net losses and operating expenses on repossessed assets decreased $7.2 million primarily due to a decrease in net writedowns of repossessed assets.  Mortgage banking costs decreased $1.4 million.  Expense related to actual prepayments of mortgage loans serviced for others decreased $2.4 million.  Provisions for foreclosure costs and losses on loan sold with recourse increased $959 thousand.  Data processing and communication expenses increased $2.5 million due primarily to increased transaction card activity.

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $2.5 million over the first quarter of 2011.  Mortgage banking costs increased $2.5 million over the first quarter of 2011.  Mortgage banking expenses increased $2.5 million primarily due to a $2.7 million increase in the provisions for losses on loans sold with recourse and foreclosure costs on loans serviced for others.  Data processing and communications expense increased $2.0 million primarily due to increased transaction card activity.  FDIC insurance expense decreased $1.5 million based on the estimated impact of a change from an assessment based on deposit balances to an assessment based on consolidated assets minus average tangible equity.

Income Taxes

Income tax expense was $39.4 million or 36% of book taxable income for the second quarter of 2011 compared to $32.0 million or 33% of book taxable income for the second quarter of 2010 and $38.8 million or 37% of book taxable income for the first quarter of 2011.  The increase in the effective tax rate over the second quarter of 2010 was due to higher state income taxes and reduced utilization of income tax credits.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions.  Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.    The reserve for uncertain tax positions was $13 million at June 30, 2011, $12 million at December 31, 2010 and $13 million at June 30, 2010.

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

We allocate resources and evaluate the performance of our lines of business after allocation of funds, certain indirect expenses, taxes based on statutory rates, actual net credit losses and capital costs. The cost of funds borrowed from the funds management unit by the operating lines of business is transfer priced at rates that approximate market rates for funds with similar duration.  Market is generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment risk.  This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

The value of funds provided by the operating lines of business to the funds management unit is also based on rates which approximate wholesale market rates for funds with similar duration and re-pricing characteristics.  Market rates are generally based on LIBOR or interest rate swap rates.  The funds credit formula applied to deposit products with indeterminate maturities is established based on their re-pricing characteristics reflected in a combination of the short-term LIBOR rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both.  Shorter duration products are weighted towards the short term LIBOR rate and longer duration products are weighted towards the intermediate swap rates.  The expected duration ranges from 30 days for certain rate-sensitive deposits to five years.

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

As shown in Table 6, net income attributable to our lines of business increased $16 million over the second quarter of 2010.   The increase in net income attributed to our lines of business was due primarily to a decrease in net loans charged off compared to the second quarter of 2010.  Net income attributed to funds management and other decreased compared to the second quarter of 2010 primarily due to a decrease in net interest revenue earned by and operating expenses attributed to the funds management unit, partially offset by a decrease in the loan loss provision in excess of charge-offs to the business lines.

Table 6 – Net Income by Line of Business
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Commercial banking	$32,105	$13,583	$61,149	$25,175
Consumer banking	6,814	8,878	12,560	26,274
Wealth management	3,436	3,556	7,419	6,693
Subtotal	42,355	26,017	81,128	58,142
Funds management and other	26,652	37,505	52,653	65,513
Total	$69,007	$63,522	$133,781	$123,655

Commercial Banking

Commercial banking contributed $32 million to consolidated net income in the second quarter of 2011, up $19 million over the second quarter of 2010.  Net loans charged-off decreased $18 million.  In addition, losses on repossessed assets decreased and net interest revenue increased.

The Company has focused on development of banking services for small business.  As part of this initiative, small business banking activities were transferred to the Commercial Banking segment from the Consumer Banking segment in the second quarter of 2011.  This transfer increased Commercial Banking net income by $2.5 million.    Net interest revenue increased $4.0 million.  Average deposits increased $672 million and average loans increased $21 million primarily due to the transfer of these balances from the Consumer Banking segment.  Other operating revenue increased $2.0 million mostly offset by increased operating expenses.

Table 7 – Commercial Banking
(Dollars in thousands)
	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

NIR (expense) from external sources	$86,067	$85,129	$938		$170,020	$170,027	$(7)
NIR (expense) from internal sources	(7,225)	(12,633)	5,408		(16,270)	(25,016)	8,746
Total net interest revenue	78,842	72,496	6,346		153,750	145,011	8,739

Other operating revenue	36,104	33,531	2,573		71,610	63,213	8,397
Operating expense	54,594	50,578	4,016		107,112	100,401	6,711
Net loans charged off	4,660	22,477	(17,817)		11,437	50,856	(39,419)
Loss on repossessed assets, net	(3,147)	(10,741)	7,594		(6,731)	(15,764)	9,033
Income before taxes	52,545	22,231	30,314		100,080	41,203	58,877
Federal and state income tax	20,440	8,648	11,792		38,931	16,028	22,903

Net income	$32,105	$13,583	$18,522		$61,149	$25,175	$35,974

Average assets	$9,393,935	$8,982,359	$411,576		$9,283,264	$9,078,390	$204,874
Average loans	8,243,381	8,237,283	6,098		8,192,255	8,305,366	(113,111)
Average deposits	7,834,294	5,941,488	1,892,806		7,750,931	5,816,030	1,934,901
Average invested capital	867,491	909,930	(42,439)		865,439	920,056	(54,617)
Return on average assets	1.37%	0.61%	76	bp	1.33%	0.56%	77	bp
Return on invested capital	14.84%	5.99%	886	bp	14.25%	5.52%	873	bp
Efficiency ratio	47.50%	47.70%	(21	) bp	47.53%	48.22%	(69	) bp
Net charge-offs (annualized) to average loans	0.23%	1.09%	(87	) bp	0.28%	1.23%	(95	) bp

Net interest revenue increased $6.4 million or 9% over the second quarter of 2010 primarily due to a $1.9 billion increase in average deposits attributed to commercial banking, including small business banking deposits transferred from the Consumer Banking segment.  Additionally, loan yields improved over the second quarter of 2010.

Other operating revenue increased $2.6 million or 8% over the second quarter of 2010 primarily related to additional service charge revenue from the transfer of the small business banking activities.  Transaction card revenue also increased due to increased customer activity.  Energy derivative trading revenue and loan syndication fees decreased on lower transaction volume.

Operating expenses increased $4.0 million or 8% over the second quarter of 2010 primarily due to increased data processing costs related to higher transaction card volumes, increased personnel costs as a result of annual merit increases and higher corporate expense allocations related to the transfer of small business banking operations.

The average outstanding balance of loans attributed to commercial banking was $8.2 billion for the second quarter of 2011, largely unchanged from the second quarter of 2010.  See the Loans section of Management’s Analysis and Discussion of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the commercial banking segment.  Net commercial banking loans charged off decreased $17.8 million compared to the second quarter of 2010 to $4.7 million or 0.23% of average loans attributed to this line of business on an annualized basis.  The decrease in net loans charged off was primarily due to a decrease in losses on commercial real estate loans.

Average deposits attributed to commercial banking were $7.8 billion for the second quarter of 2011, up $1.9 billion or 32% over the second quarter of 2010, including $672 million related to the transfer of small business banking activities.  Average balances attributed to our commercial & industrial loan customers increased $657 million or 32%, average treasury services deposit balances increased $364 million or 23% and average balances attributed to our energy customers increased $154 million or 23%.  We believe that commercial customers continue to retain large cash reserves primarily due to continued economic uncertainty.

Consumer Banking

Consumer banking services are provided through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, internet banking and mobile banking.

Consumer banking contributed $6.8 million to consolidated net income for the second quarter of 2011, a decrease of $2.1 million compared to the second quarter of 2010.  The change in fair value of our mortgage servicing rights, net of economic hedge decreased net income attributed to consumer banking by $2.3 million in the second quarter of 2011 and increased net income attributed to consumer banking by $3.0 million in the second quarter of 2010.  Changes in the fair value of mortgage servicing rights and securities held as an economic hedge are due to movements in interest rates, actual and anticipated loan prepayment speeds and related factors.  Decreased net charge-offs and lower operating expenses were partially offset by a decrease in other operating revenue and net interest revenue, primarily due to the transfer of small business banking activities to the Commercial Banking segment.

Table 8 – Consumer Banking
(Dollars in thousands)
	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)
NIR (expense) from external sources	$21,357	$21,498	$(141)		$40,022	$40,993	$(971)
NIR (expense) from internal sources	7,597	11,444	(3,847)		16,655	23,323	(6,668)
Total net interest revenue	28,954	32,942	(3,988)		56,677	64,316	(7,639)

Other operating revenue	46,340	50,439	(4,099)		89,760	93,661	(3,901)
Operating expense	58,130	61,613	(3,483)		113,269	117,782	(4,513)
Net loans charged off	3,435	10,300	(6,865)		7,035	14,008	(6,973)
Decrease in fair value of mortgage servicing rights	(13,493)	(19,458)	5,965		(10,364)	(5,526)	(4,838)
Gain on financial instruments, net	11,145	22,431	(11,286)		5,208	22,220	(17,012)
Gain (loss) on repossessed assets, net	(229)	90	(319)		(421)	121	(542)
Income before taxes	11,152	14,531	(3,379)		20,556	43,002	(22,446)
Federal and state income tax	4,338	5,653	(1,315)		7,996	16,728	(8,732)

Net income	$6,814	$8,878	$(2,064)		$12,560	$26,274	$(13,714)

Average assets	$5,819,151	$6,197,861	$(378,710)		$5,940,101	$6,178,632	$(238,531)
Average loans	2,038,930	2,134,666	(95,736)		2,017,161	2,134,307	(117,146)
Average deposits	5,640,794	6,094,679	(453,885)		5,788,920	6,079,766	(290,846)
Average invested capital	271,353	312,192	(40,839)		272,301	290,796	(18,495)
Return on average assets	0.47%	0.57%	(10	) bp	0.43%	0.86%	(43	) bp
Return on invested capital	10.07%	11.41%	(134	) bp	9.30%	18.22%	(892	) bp
Efficiency ratio	77.20%	73.89%	331	bp	77.35%	74.56%	279	bp
Net charge-offs (annualized) to average loans	0.68%	1.94%	(126	) bp	0.70%	1.32%	(62	) bp
Mortgage loans funded for resale	$528,749	$540,835	$(12,086)		$980,570	$924,128	$56,442

	June 30, 2011	June 30, 2010	Increase (Decrease)
Banking locations	207	198	9
Mortgage loans servicing portfolio1	$12,177,661	$11,863,233	$314,428
1	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from consumer banking activities decreased $4.0 million or 12% compared to the second quarter of 2010 primarily due to the transfer of certain small business demand deposit balances to the Commercial Banking segment.  Average loans balances also decreased $96 million primarily due to the continued paydown of indirect automobile loans.  The Company previously disclosed its decision to exit the indirect automobile loan business in the first quarter of 2009.

Other operating revenue was down $4.1 million compared to the second quarter of 2010.  Deposit service charges decreased $6.8 million primarily due to lower overdraft fees as a result of changes in banking regulations that became effective in the third quarter of 2010.  Transaction card revenues increased $1.0 million on higher transaction volume.  Mortgage banking revenue increased $1.0 million on increased gains on mortgage loans sold in the secondary market.

Operating expenses decreased $3.5 million or 6% compared to the second quarter of 2010.  Mortgage banking expenses decreased due to lower provision for foreclosure costs on loans serviced for others.  Decreased corporate expense allocations related to the transfer of small business banking operations to the commercial banking segment were partially offset by increased personnel costs related to increased mortgage activity.

Net loans charged off by the consumer banking unit decreased $6.9 million compared to the second quarter of 2010.  Net consumer banking charge-offs include residential mortgage loans, indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Average consumer deposits decreased $454 million or 7% compared to the second quarter of 2010 primarily due to the transfer of small business banking to the Commercial Banking segment.  Average demand deposits decreased $276 million or 32%, average time deposits decreased $149 million or 6% and average interest-bearing transaction accounts decreased $52 million or 4%.

Our Consumer Banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets.  We funded $533 million of mortgage loans in the second quarter of 2011 and $541 million in the second quarter of 2010.  Approximately 45% of our mortgage loans funded were in the Oklahoma market, 14% in the Colorado market, and 12% in the Texas market.  In addition to the $11.3 billion of mortgage loans serviced for others, the Consumer Banking division also services $833 million of loans for affiliated entities.  Approximately 93% of the mortgage loans serviced were to borrowers in our primary geographical market areas.  Mortgage servicing revenue increased $382 thousand or 4% over the second quarter of 2010 to $10.0 million.

Wealth Management

Wealth Management contributed consolidated net income of $3.4 million in second quarter of 2011 compared to $3.6 million in second quarter of 2010.

Table 9 – Wealth Management
(Dollars in thousands)
	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)
NIR (expense) from external sources	$7,184	$8,358	$(1,174)		$14,713	$16,987	$(2,274)
NIR (expense) from internal sources	3,476	2,391	1,085		6,219	5,412	807
Total net interest revenue	10,660	10,749	(89)		20,932	22,399	(1,467)

Other operating revenue	42,699	42,020	679		82,558	79,340	3,218
Operating expense	46,899	43,829	3,070		90,086	84,901	5,185
Net loans charged off	836	3,135	(2,299)		1,280	5,900	(4,620)
Gain on financial instruments, net	–	15	(15)		18	16	2
Income before taxes	5,624	5,820	(196)		12,142	10,954	1,188
Federal and state income tax	2,188	2,264	(76)		4,723	4,261	462

Net income	$3,436	$3,556	$(120)		$7,419	$6,693	$726

Average assets	$3,659,617	$3,355,079	$304,538		$3,643,497	$3,321,811	$321,686
Average loans	945,825	1,084,581	(138,756)		965,662	1,084,835	(119,173)
Average deposits	3,570,378	3,273,332	297,046		3,554,206	3,241,774	312,432
Average invested capital	176,069	167,903	8,166		175,505	167,495	8,010
Return on assets	0.38%	0.43%	(5	) bp	0.41%	0.41%	–
Return on invested capital	7.83%	8.49%	(66	) bp	8.52%	8.06%	46	bp
Efficiency ratio	87.89%	83.06%	484	bp	87.05%	83.45%	360	bp
Net charge-offs (annualized) to average loans	0.35%	1.16%	(81	) bp	0.27%	1.10%	(83	) bp

	June 30, 2011	June 30, 2010	Increase (Decrease)
Trust assets	$33,075,456	$29,825,608	$3,249,848
Trust assets for which BOKF has sole or joint discretionary authority	9,687,621	8,020,284	1,667,337
Non-managed trust assets	12,450,949	12,056,343	394,606
Assets held in safekeeping	10,936,886	9,748,982	1,187,904

Net interest revenue for the second quarter of 2011 was flat with the second quarter of 2010.   Average loan balances were down $139 million.  Average deposit balances were up $297 million.  Loan yield decreased largely offset by decreased funding costs related to deposits.

Other operating revenue was up $679 thousand or 2% over the second quarter of 2010, primarily due to a $1.4 million or 8% increase in trust fees primarily due to increases in the fair value of trust assets.  This increase was partially offset by a decrease in brokerage and trading revenues.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets.  In the second quarter of 2011, the Wealth Management division participated in 60 underwritings that totaled $2.4 billion.  As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $1.8 billion of these underwritings.  In the second quarter of 2010, the Wealth Management division participated in 27 underwritings that totaled approximately $1.4 billion. Our interest in these underwritings totaled approximately $363 million.

Operating expenses increased $3.0 million or 7% over the second quarter of 2010.  Personnel expenses increased $2.0 million primarily due to increased headcount and annual merit increases.  Non-personnel expenses increased $1.1 million over the second quarter of 2010 primarily due to expansion of the Wealth Management business line.  Growth in average assets was largely due to funds sold to the funds management unit.  Average deposits attributed to the Wealth Management division increased $297 million or 9% over the second quarter of 2010 including a $163 million increase in interest-bearing transaction accounts, $124 million increase in average demand deposit accounts, and a $10 million increase in average time deposit balances.

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

Table 10 – Net Income by Geographic Region
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Oklahoma	$28,251	$24,479	$53,808	$57,178
Texas	10,089	6,863	20,065	12,633
New Mexico	2,727	2,830	5,446	3,087
Arkansas	(34)	128	785	447
Colorado	1,411	(171)	3,765	880
Arizona	(898)	(8,881)	(3,963)	(17,231)
Kansas / Missouri	965	1,152	1,515	1,869
Subtotal	42,511	26,400	81,421	58,863
Funds management and other	26,496	37,122	52,360	64,792
Total	$69,007	$63,522	$133,781	$123,655

Oklahoma Market

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas.  Oklahoma is a significant market to the Company, representing 48% of our average loans, 55% of our average deposits and 41% of our consolidated net income in the second quarter of 2011.  In addition, all of our mortgage servicing activity, TransFund network and 73% of our trust assets are attributed to the Oklahoma market.

Table 11 – Oklahoma
(Dollars in thousands)
	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$59,357	$59,809	$(452)		$114,209	$118,570	$(4,361)

Other operating revenue	81,263	85,574	(4,311)		156,852	156,317	535
Operating expense	89,023	87,751	1,272		168,082	167,259	823
Net loans charged off	1,929	20,126	(18,197)		8,055	30,904	(22,849)
Decrease in fair value of mortgage service rights	(13,493)	(19,458)	5,965		(10,364)	(5,526)	(4,838)
Gain on financial instruments, net	11,145	22,447	(11,302)		5,226	22,236	(17,010)
Gain (loss) on repossessed assets, net	(1,082)	(431)	(651)		(1,721)	147	(1,868)
Income before taxes	46,238	40,064	6,174		88,065	93,581	(5,516)
Federal and state income tax	17,987	15,585	2,402		34,257	36,403	(2,146)

Net income	$28,251	$24,479	$3,772		$53,808	$57,178	$(3,370)

Average assets	$10,640,942	$9,616,460	$1,024,482		$10,511,086	$9,435,468	$1,075,618
Average loans	5,156,338	5,479,397	(323,059)		5,172,292	5,508,226	(335,934)
Average deposits	9,585,364	8,596,560	988,804		9,523,982	8,460,857	1,063,125
Average invested capital	534,579	588,252	(53,673)		533,747	568,650	(34,903)
Return on average assets	1.06%	1.02%	4	bp	1.03%	1.22%	(19	) bp
Return on invested capital	21.20%	16.69%	451	bp	20.33%	20.28%	5	bp
Efficiency ratio	63.31%	60.36%	295	bp	62.01%	60.85%	116	bp
Net charge-offs (annualized) to average loans	0.15%	1.47%	(132	) bp	0.31%	1.13%	(82	) bp
Net income generated in the Oklahoma market in the second quarter of 2011 increased $3.8 million or 15% over the second quarter of 2010.   Net loans charged off decreased $18 million compared to the second quarter of 2010 partially offset by a $4.3 million decrease in other operating revenue.  Change in the fair value of the mortgage servicing rights, net of economic hedge, decreased pre-tax net income by $2.3 million for the second quarter of 2011 and increased pre-tax net income by $3.0 million in the second quarter of 2010.

Net interest revenue was flat with the second quarter of 2010.  Average loan balances decreased $323 million.  The favorable net interest impact of the $989 million increase in average deposit balances was partially offset by lower yield on funds sold to the funds management unit.

Other operating revenue decreased $4.3 million or 5% compared to the second quarter of 2010 in almost all revenue categories.  Deposit service charges decreased $3.7 million primarily due to a decline in overdraft fees as a result of changes in banking regulations that became effective in the third quarter of 2010.  Mortgage banking revenue decreased $2.6 million compared to the second quarter of 2010 primarily due to decreased volume of mortgage originations.  Brokerage and trading revenue decreased $934 thousand.  These decreases were partially offset by a $1.9 million increase in transaction card revenue on increased transaction volume.

Other operating expenses increased $1.3 million or 1% over the prior year.  Personnel expenses increased $2.6 million primarily due to annual merit increases partially offset by a $1.3 million decrease in non-personnel expenses primarily due to decreased corporate expense allocations.  Lower provision for foreclosure costs of loans serviced for others was offset by increased data processing and communications expenses related to increased transaction card activity.

Net loans charged off decreased to $1.9 million or 0.15% of average loans on an annualized basis for second quarter of 2011 compared with $20.1 million or 1.47% of average loans on an annualized basis for the second quarter of 2010.

Average deposits in the Oklahoma market for the second quarter of 2011 increased $989 million over the second quarter of 2010, primarily due to an increase in average commercial deposit balances.  Deposits related to commercial and industrial customers, treasury services and energy customers all increased over the prior year.  Wealth management deposits increased over the prior year primarily due to increases in the private banking and broker/dealer units, partially offset by a decrease in trust deposits.  Consumer banking deposits decreased and commercial deposits increased compared to the prior year primarily due to the transfer of small business banking activities from the Consumer Banking segment to the Commercial banking segment.

Texas Market

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas.  Texas is our second largest market with 32% of our average loans, 24% of our average deposits and 15% of our consolidated net income in the second quarter of 2011.

Table 12 – Texas
(Dollars in thousands)
	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$33,795	$33,005	$790		$66,979	$65,998	$981

Other operating revenue	15,634	14,804	830		31,038	29,299	1,739
Operating expense	32,285	31,581	704		64,573	63,092	1,481
Net loans charged off	850	4,858	(4,008)		2,095	11,393	(9,298)
Gain (loss) on repossessed assets, net	(530)	(647)	117		2	(1,073)	1,075
Income before taxes	15,764	10,723	5,041		31,351	19,739	11,612
Federal and state income tax	5,675	3,860	1,815		11,286	7,106	4,180

Net income	$10,089	$6,863	$3,226		$20,065	$12,633	$7,432

Average assets	$4,743,725	$4,344,314	$399,411		$4,842,458	$4,335,785	$506,673
Average loans	3,386,030	3,347,158	38,872		3,324,835	3,340,039	(15,204)
Average deposits	4,210,294	3,786,646	423,648		4,283,098	3,767,265	515,833
Average invested capital	467,716	483,857	(16,141)		467,238	486,337	(19,099)
Return on average assets	0.85%	0.63%	22	bp	0.84%	0.59%	25	bp
Return on invested capital	8.65%	5.69%	296	bp	8.66%	5.24%	342	bp
Efficiency ratio	65.32%	66.06%	(74	) bp	65.88%	66.21%	(33	) bp
Net charge-offs (annualized) to average loans	0.10%	0.58%	(48	) bp	0.13%	0.69%	(56	) bp

Net income in the Texas market increased $3.2 million or 47% over the second quarter of 2010 primarily due to a decrease in net loans charged off.

Net interest revenue increased $790 thousand or 2% over the second quarter of 2010.  Average assets increased due primarily to a $424 million or 11% increase in deposits which were sold to the funds management unit.  Average outstanding loans grew by $39 million or 1% over the second quarter of 2010.

Other operating revenue increased $830 thousand or 6% over the second quarter of 2010.  Trust fees and commissions, mortgage banking revenue, transaction card revenue and trading and brokerage fees all increased over the prior year.  Deposit service charges decreased $843 million due primarily to lower overdraft fees as a result of changes in banking regulation that became effective in the third quarter of 2010.

Operating expenses increased $704 thousand or 2% over the second quarter of 2010.  Personnel costs increased primarily due to annual merit increases.  Non-personnel expenses increased, partially offset by decreased corporate expense allocations.

Net loans charged off totaled $850 thousand or 0.10% of average loans for the second quarter of 2011 on an annualized basis, down from $4.9 million or 0.58% of average loans for the second quarter of 2010 on an annualized basis.

Other Markets

Net income attributable to our New Mexico market decreased $103 thousand compared to the second quarter of 2010 to $2.7 million or 4% of consolidated net income.  Net interest income increased $341 thousand or 4% over the second quarter of 2010.  Increased net interest earned due to a $35 million increase in average deposits was partially offset by lower yields earned on funds sold to the funds management unit.  Operating revenues increased $730 thousand or 12% over the second quarter of 2010 primarily due to increased mortgage revenue and transaction card revenues, partially offset by lower overdraft fees.  Net charge-offs totaled $706 thousand or 0.40% of average loans on an annualized basis in the second quarter of 2011 compared to $366 thousand or 0.20% of average loans on an annualized basis in the second quarter of 2010.

We experienced a net loss of $34 thousand in the second quarter of 2011 in the Arkansas market compared to net income of $128 thousand for the second quarter of 2010.  Net interest revenue decreased $460 thousand primarily due to a $65 million decrease in average loans.  Loans in the Arkansas market continue to decrease due to the run-off of indirect automobile loans.  Average deposits in our Arkansas market were up $17 million or 10% over the second quarter of 2010 due primarily to increased commercial banking deposits, partially offset by decreases in consumer and wealth management deposits.  Other operating revenue decreased $565 thousand primarily due to decreased securities trading revenue at our Little Rock office.  Mortgage banking revenue also increased over the second quarter of 2010.  Other operating expenses decreased $789 thousand.  Incentive compensation costs primarily related to trading activity decreased by $1.0 million partially offset by decreased corporate cost allocations.  Net loans charged off totaled $2.2 million or 3.27% of average loans on an annualized basis compared to $2.2 million or 2.63% on an annualized basis in the second quarter of 2010.

Net income attributed to our Colorado market increased to $1.4 million compared to a net loss of $171 thousand in the second quarter of 2010.  Net loans charged off decreased $1.7 million compared to the second quarter of 2010 to $1.7 million or 0.89% on an annualized basis. Net loans charged off in the second quarter of 2010 totaled $3.4 million or 1.76% of loans on an annualized basis.  Other operating revenue increased $208 thousand over the second quarter of 2010, primarily due to increased mortgage banking revenue offset by a decrease in brokerage and trading revenue and decreased overdraft charges.  Operating expenses were flat with the prior year.  Average deposits attributable to the Colorado market increased $158 million or 14% over the second quarter of 2010 primarily related to an increase in commercial and wealth management deposits, partially offset by a decrease in consumer deposits.

The net loss attributed to the Arizona market continued to improve, totaling $898 thousand for the second quarter of 2011 compared to $8.9 million in the second quarter of 2010.  Net interest revenue increased $1.5 million or 55% over the prior year.  Average loans balances grew $71 million or 14% over the prior year and average deposits increased $58 million or 28%.  Growth was primarily related to commercial loans and deposits.  Net loans charged off in the second quarter of 2011 continued to improve as well, totaling $1.5 million or 1.04% of average loans on an annualized basis compared to $4.9 million or 3.88% of average loans on an annualized basis.  Net losses on repossessed assets were $449 thousand compared to net losses on repossessed assets of $8.0 million in the second quarter of 2010.

We continue to focus on growth in commercial and small business lending in the Arizona market and have significantly scaled back commercial real estate lending activities which were not contemplated in our initial expansion into this market.  Loan and repossessed asset losses are largely due to commercial real estate lending.  Growth was primarily related to commercial loans and deposits.  Assets attributable to the Arizona market included

$16 million of goodwill that may be impaired in future periods if our commercial and small business lending growth plans are unsuccessful.

Net income attributed to the Kansas / Missouri market decreased by $187 thousand compared to the second quarter of 2010.  Net interest revenue increased $489 thousand or 22%.  Average loan balances increased $72 million or 25% over the second quarter of 2010 and average deposits balances were up $55 million or 25% over the prior year.  Operating revenue was flat with the prior year and operating expense increased $805 thousand on increased corporate expense allocations, personnel expenses, and data processing expenses.

Table 13 – New Mexico
(Dollars in thousands)
	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$8,241	$7,900	$341		$16,448	$15,635	$813

Other operating revenue	6,997	6,267	730		13,743	12,086	1,657
Operating expense	9,160	8,560	600		18,658	16,781	1,877
Net loans charged off	706	366	340		1,314	3,197	(1,883)
Loss on repossessed assets, net	(909)	(610)	(299)		(1,305)	(2,691)	1,386
Income before taxes	4,463	4,631	(168)		8,914	5,052	3,862
Federal and state income tax	1,736	1,801	(65)		3,468	1,965	1,503

Net income	$2,727	$2,830	$(103)		$5,446	$3,087	$2,359

Average assets	$1,381,021	$1,286,577	$94,444		$1,378,897	$1,279,909	$98,988
Average loans	705,564	722,379	(16,815)		704,261	731,102	(26,841)
Average deposits	1,238,514	1,203,080	35,434		1,247,096	1,200,678	46,418
Average invested capital	81,281	83,053	(1,772)		81,535	83,965	(2,430)
Return on average assets	0.79%	0.88%	(9	) bp	0.80%	0.49%	31	bp
Return on invested capital	13.46%	13.67%	(21	) bp	13.47%	7.41%	606	bp
Efficiency ratio	60.11%	60.42%	(31	) bp	61.80%	60.54%	126	bp
Net charge-offs (annualized) to average loans	0.40%	0.20%	20	bp	0.38%	0.88%	(50	) bp

Table 14 – Arkansas
(Dollars in thousands)
	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$1,901	$2,361	$(460)		$4,175	$5,277	$(1,102)

Other operating revenue	8,342	8,907	(565)		16,640	17,520	(880)
Operating expense	7,730	8,519	(789)		16,612	17,425	(813)
Net loans charged off	2,211	2,207	4		2,548	4,206	(1,658)
Loss on repossessed assets, net	(357)	(333)	(24)		(371)	(435)	64
Income (loss) before taxes	(55)	209	(264)		1,284	731	553
Federal and state income tax expense (benefit)	(21)	81	(102)		499	284	215

Net income (loss)	$(34)	$128	$(162)		$785	$447	$338

Average assets	$286,998	$358,585	$(71,587)		$295,126	$370,979	$(75,853)
Average loans	270,832	336,030	(65,198)		279,276	350,569	(71,293)
Average deposits	182,166	165,346	16,820		205,069	172,725	32,344
Average invested capital	23,081	22,201	880		23,068	23,047	21
Return on average assets	(0.05)%	0.14%	(19	) bp	0.54%	0.24%	30	bp
Return on invested capital	(0.59)%	2.31%	(290	) bp	6.86%	3.91%	295	bp
Efficiency ratio	75.47%	75.60%	(13	) bp	79.81%	76.44%	337	bp
Net charge-offs (annualized) to average loans	3.27%	2.63%	64	bp	1.84%	2.42%	(58	) bp

Table 15 – Colorado
(Dollars in thousands)
	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$8,258	$8,158	$100		$16,241	$16,576	$(335)

Other operating revenue	4,996	4,788	208		10,212	9,926	286
Operating expense	9,179	9,214	(35)		18,515	18,394	121
Net loans charged off	1,717	3,413	(1,696)		1,672	6,068	(4,396)
Loss on repossessed assets, net	(49)	(599)	550		(104)	(599)	495
Income (loss) before taxes	2,309	(280)	2,589		6,162	1,441	4,721
Federal and state income tax expense (benefit)	898	(109)	1,007		2,397	561	1,836

Net income (loss)	$1,411	$(171)	$1,582		$3,765	$880	$2,885

Average assets	$1,351,710	$1,197,669	$154,041		$1,325,967	$1,201,858	$124,109
Average loans	772,829	778,131	(5,302)		769,167	796,870	(27,703)
Average deposits	1,284,000	1,126,191	157,809		1,258,578	1,131,029	127,549
Average invested capital	116,653	125,272	(8,619)		116,884	127,684	(10,800)
Return on average assets	0.42%	(0.06)%	48	bp	0.57%	0.15%	42	bp
Return on invested capital	4.85%	(0.55)%	540	bp	6.50%	1.39%	511	bp
Efficiency ratio	69.25%	71.17%	(192	) bp	69.99%	69.41%	59	bp
Net charge-offs (annualized) to average loans	0.89%	1.76%	(87	) bp	0.44%	1.54%	(110	) bp

Table 16 – Arizona
(Dollars in thousands)
	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$4,152	$2,681	$1,471		$7,729	$5,304	$2,425

Other operating revenue	1,402	664	738		2,879	1,819	1,060
Operating expense	5,076	4,946	130		10,048	9,324	724
Net loans charged off	1,498	4,925	(3,427)		3,393	15,029	(11,636)
Loss on repossessed assets, net	(449)	(8,010)	7,561		(3,653)	(10,971)	7,318
Loss before taxes	(1,469)	(14,536)	13,067		(6,486)	(28,201)	21,715
Federal and state income tax benefit	(571)	(5,655)	5,084		(2,523)	(10,970)	8,447

Net loss	$(898)	$(8,881)	$7,983		$(3,963)	$(17,231)	$13,268

Average assets	$648,926	$596,787	$52,139		$634,937	$595,076	$39,861
Average loans	580,373	509,577	70,796		566,916	511,473	55,443
Average deposits	270,926	212,438	58,488		254,833	205,929	48,904
Average invested capital	65,579	64,929	650		64,885	65,935	(1,050)
Return on average assets	(0.56)%	(5.97)%	541	bp	(1.26)%	(5.84)%	458	bp
Return on invested capital	(5.49)%	(54.86)%	4,937	bp	(12.32)%	(52.70)%	4,038	bp
Efficiency ratio	91.39%	147.86%	(5,647	) bp	94.72%	130.90%	(3,618	) bp
Net charge-offs (annualized) to average loans	1.04%	3.88%	(284	) bp	1.21%	5.93%	(472	) bp

Table 17 – Kansas / Missouri
(Dollars in thousands)
	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$2,760	$2,271	$489		$5,603	$4,363	$1,240

Other operating revenue	4,678	4,677	1		9,258	8,673	585
Operating expense	5,841	5,036	805		11,456	10,004	1,452
Net loans charged off (recovered)	18	6	12		926	(48)	974
Loss on repossessed assets, net	–	(21)	21		–	(21)	21
Income before taxes	1,579	1,885	(306)		2,479	3,059	(580)
Federal and state income tax	614	733	(119)		964	1,190	(226)

Net income	$965	$1,152	$(187)		$1,515	$1,869	$(354)

Average assets	$366,349	$296,267	$70,082		$367,670	$297,144	$70,526
Average loans	356,160	283,857	72,303		358,327	286,227	72,100
Average deposits	274,202	219,169	55,033		321,401	199,053	122,348
Average invested capital	25,507	22,092	3,415		25,397	22,358	3,039
Return on average assets	1.06%	1.56%	(50	) bp	0.83%	1.27%	(44	) bp
Return on invested capital	15.17%	20.92%	(575	) bp	12.03%	16.86%	(483	) bp
Efficiency ratio	78.53%	72.48%	605	bp	77.09%	76.74%	35	bp
Net charge-offs (annualized) to average loans	0.02%	0.01%	1	bp	0.52%	(0.03%)	55	bp

Financial Condition

Securities

We maintain a securities portfolio to enhance profitability, support customer transactions, manage interest rate risk, provide liquidity and comply with regulatory requirements.  Securities are classified as trading, held for investment, or available for sale.  See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of June 30, 2011.

We intend to sell trading securities to our customers for a profit.  Trading securities are carried at fair value.  Changes in fair value are recognized in current period income.

Investment (held-to-maturity) securities consist primarily of Oklahoma municipal bonds and Texas school construction bonds.  Substantially all of these bonds are general obligations of the issuers.  The investment security portfolio is diversified among issuers.  The largest obligation of a single issuer is $32 million.  Approximately $93 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.  At June 30, 2011, investment securities were carried at amortized cost of $350 million and had a fair value of $369 million.

Available for sale securities, which may be sold prior to maturity, are carried at fair value.  Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.  The amortized cost of available for sale securities totaled $9.3 billion at June 30, 2011, a decrease of $161 million from March 31, 2011.  At June 30, 2011, residential mortgage-backed securities represented 98% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates.  We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security.  Current interest rates are historically low and prices for residential mortgage-backed securities are historically high resulting in very low effective durations.  Our best estimate of the duration of the residential mortgage-backed securities portfolio at June 30, 2011 is 2.6 years.  Management estimates the duration extends to 3.3 years assuming an immediate 200 basis point upward shock.  The estimated duration contracts to 1.7 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans.  We mitigate this risk by primarily investing in securities issued by U.S. government agencies.  Principal and interest payments on the underlying loans are fully guaranteed.  At June 30, 2011, approximately $8.6 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies.   The fair value of these residential mortgage-backed securities totaled $8.9 billion at June 30, 2011.

We also hold amortized cost of $581 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $49 million from March 31, 2011.  The decline was primarily due to $32 million of cash received, $13 million (amortized cost) of securities sold and $4.3 million of other-than-temporary impairment losses charged against earnings during the second quarter of 2011.  The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $513 million at June 30, 2010.  The net unrealized loss on below investment grade residential mortgage-backed securities increased to $62 million at June 30, 2011 from $52 million at March 31, 2011.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $385 million of Jumbo-A residential mortgage loans and $196 million of Alt-A residential mortgage loans.  Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums.  Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards.  Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support.  Approximately 95% of our Alt-A residential mortgage-backed securities was issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage backed securities held that were originated in 2007 and 2006.  The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 10.2% and currently stands at 5.5%.  The Jumbo-A residential mortgage-backed securities had original credit enhancement of 8.8% and the current level is 8.4%.  Approximately 82% of our Alt-A mortgage-backed securities represents pools of fixed-rate residential mortgage loans.  None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”).  Approximately 25% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

Privately issued residential mortgage-backed securities with a total amortized cost of $469 million were rated below investment grade at June 30, 2011 by at least one of the nationally-recognized rating agencies.  Net unrealized losses on below investment grade residential mortgage-backed securities totaled $62 million at June 30, 2011.  The net unrealized loss, excluding impairment charges recognized in income, on these same securities increased $9.7 million during the second quarter of 2011.

The aggregate gross amount of unrealized losses on available for sale securities totaled $71 million at June 30, 2011.  On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements.  Other-than-temporary impairment charges of $4.8 million were recognized in earnings in the second quarter of 2011 related to certain privately issued residential mortgage-backed securities and municipal securities that we do not intend to sell.

Certain government agency issued residential mortgage-backed securities, identified as mortgage trading securities, have been segregated and designated as economic hedges of changes in the fair value of our mortgage servicing rights.  We have elected to carry these securities at fair value with changes in fair value recognized in current period income.  These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights.

Bank-Owned Life Insurance

We have approximately $261 million of bank-owned life insurance at June 30, 2011.  This investment is expected to provide a long-term source of earnings to support existing employee benefit programs.  Approximately $226 million is held in separate accounts.  Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities.  The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines.  The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments.  At June 30, 2011, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $242 million.  As the underlying fair value of the investments held in a separate account at June 30, 2011 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap.  The stable value wrap is provided by a highly-rated, domestic financial institution.  The remaining cash surrender value of $35 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $10.7 billion at June 30, 2011, a $148 million increase since March 31, 2011.

Table 18 – Loans
(In thousands)
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2011	2011	2010	2010	2010
Commercial:
Energy	$1,682,842	$1,759,452	$1,711,409	$1,761,926	$1,844,643
Services	1,713,057	1,586,785	1,580,921	1,594,215	1,669,069
Wholesale/retail	1,068,186	984,273	1,010,246	1,041,004	964,440
Manufacturing	367,151	380,043	325,191	347,478	357,671
Healthcare	869,308	840,809	809,625	814,456	805,619
Integrated food services	195,774	211,637	204,283	169,956	147,700
Other commercial and industrial	282,278	285,258	292,321	242,973	222,386
Total commercial	6,178,596	6,048,257	5,933,996	5,972,008	6,011,528

Commercial real estate:
Construction and land development	367,092	394,337	447,864	502,465	545,659
Retail	438,494	420,193	405,540	399,500	392,910
Office	482,505	488,515	457,450	490,429	466,939
Multifamily	335,662	355,240	369,242	352,200	346,460
Industrial	162,167	177,807	182,093	176,594	176,535
Other real estate	397,795	386,890	415,161	401,934	412,406
Total commercial real estate	2,183,715	2,222,982	2,277,350	2,323,122	2,340,909

Residential mortgage:
Permanent mortgage	1,151,176	1,153,269	1,202,559	1,283,389	1,264,930
Permanent mortgages guaranteed by U.S. government agencies	134,458	63,552	72,385	72,880	55,478
Home equity	582,363	560,500	553,304	527,639	513,838
Total residential mortgage	1,867,997	1,777,321	1,828,248	1,883,908	1,834,246

Consumer:
Indirect automobile	162,500	198,663	239,576	284,920	338,147
Other consumer	344,736	342,612	363,866	341,886	357,887
Total consumer	507,236	541,275	603,442	626,806	696,034

Total	$10,737,544	$10,589,835	$10,643,036	$10,805,844	$10,882,717

Outstanding commercial loan balances continued to grow in most geographic regions, increasing $130 million over March 31, 2011.  Commercial real estate loans continued to decrease, down $39 million during the second quarter of 2011 due primarily to a $27 million decrease in construction and land development loans.  Residential mortgage loans increased $91 million over March 31, 2011 primarily due to a $71 million increase in loans guaranteed by U.S. government agencies.  This increase consisted of loans previously sold to GNMA mortgage pools.  The Company is deemed to have regained effective control over these loans when certain delinquency criteria were met.  Consumer loans decreased $34 million from March 31, 2011 primarily related to the continued runoff of indirect automobile loans related to the previously announced decision to curtail that business in favor of a customer-focused direct approach to consumer lending.  A breakdown of geographical market follows on Table 19 with discussion of changes in the balance by portfolio and geography.

Table 19 – Loans by Principal Market
(In thousands)

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2011	2011	2010	2010	2010
Oklahoma:
Commercial	$2,594,502	$2,618,045	$2,581,082	$2,662,347	$2,704,460
Commercial real estate	619,201	661,254	726,409	748,501	784,549
Residential mortgage	1,309,110	1,219,237	1,253,466	1,293,334	1,257,497
Consumer	267,550	291,412	336,492	349,720	395,274
Total Oklahoma	4,790,363	4,789,948	4,897,449	5,053,902	5,141,780

Texas:
Commercial	2,003,847	1,916,270	1,888,635	1,876,994	1,902,934
Commercial real estate	711,906	687,817	686,956	715,859	731,399
Residential mortgage	282,934	283,925	297,027	309,815	308,496
Consumer	140,044	141,199	146,986	151,434	160,377
Total Texas	3,138,731	3,029,211	3,019,604	3,054,102	3,103,206

New Mexico:
Commercial	280,306	262,597	279,432	289,368	286,555
Commercial real estate	311,565	326,104	314,781	314,957	294,425
Residential mortgage	95,021	90,466	88,392	87,851	87,549
Consumer	18,536	19,242	19,583	20,153	20,542
Total New Mexico	705,428	698,409	702,188	712,329	689,071

Arkansas:
Commercial	74,677	75,889	84,775	91,752	89,376
Commercial real estate	121,286	124,875	116,989	117,137	114,576
Residential mortgage	13,939	14,114	13,155	14,937	15,823
Consumer	52,439	61,746	72,787	84,869	96,189
Total Arkansas	262,341	276,624	287,706	308,695	315,964

Colorado:
Commercial	515,829	514,100	470,500	457,421	484,188
Commercial real estate	167,414	172,416	197,180	203,866	225,758
Residential mortgage	66,985	67,975	72,310	75,152	69,325
Consumer	19,507	20,145	21,409	15,402	18,548
Total Colorado	769,735	774,636	761,399	751,841	797,819

Arizona:
Commercial	291,515	251,390	231,117	234,739	204,326
Commercial real estate	205,269	213,442	201,018	188,943	163,374
Residential mortgage	86,415	89,384	89,245	85,184	78,890
Consumer	6,772	5,266	3,445	3,061	2,971
Total Arizona	589,971	559,482	524,825	511,927	449,561

Kansas / Missouri:
Commercial	417,920	409,966	398,455	359,387	339,689
Commercial real estate	47,074	37,074	34,017	33,859	26,828
Residential mortgage	13,593	12,220	14,653	17,635	16,666
Consumer	2,388	2,265	2,740	2,167	2,133
Total Kansas / Missouri	480,975	461,525	449,865	413,048	385,316

Total BOK Financial loans	$10,737,544	$10,589,835	$10,643,036	$10,805,844	$10,882,717

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

The commercial loan portfolio grew by $130 million during the second quarter of 2011.  Service sector loans increased $126 million primarily in the Texas, Oklahoma and Kansas/Missouri markets.  Wholesale/retail sector loans increased $83 million primarily in the Texas, Oklahoma and New Mexico markets.  Healthcare sector loans increased $28 million primarily in the Arizona market.  Energy sector loans, which are concentrated primarily in the Oklahoma market, decreased $77 million from March 31, 2011.

The commercial sector of our loan portfolio is distributed as follows in Table 20.

Table 20 – Commercial Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total

Services	$491,494	$548,995	$168,875	$14,492	$206,141	$140,189	$142,871	$1,713,057
Energy	868,388	594,577	–	271	219,606	–	–	1,682,842
Wholesale/retail	418,871	456,995	54,489	32,975	12,894	67,331	24,631	1,068,186
Manufacturing	197,839	96,348	19,260	1,275	25,974	19,594	6,861	367,151
Healthcare	517,374	222,832	8,285	5,382	45,547	46,963	22,925	869,308
Integrated food services	14,861	8,917	–	15	375	–	171,606	195,774
Other commercial and industrial	85,675	75,183	29,397	20,267	5,292	17,438	49,026	282,278
Total commercial loans	$2,594,502	$2,003,847	$280,306	$74,677	$515,829	$291,515	$417,920	$6,178,596

The services sector of the loan portfolio totaled $1.7 billion or 16% of total loans and consists of a large number of loans to a variety of businesses, including communications, educational, gaming and transportation services.  Service sector loans increased $126 million over March 31, 2011.  Approximately $1.0 billion of the services category is made up of loans with individual balances of less than $10 million.  Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.  Loans in this sector may also be secured by personal guarantees of the owners or related parties.

Supporting the energy industry with loans to producers and other energy-related entities has been a hallmark of the Company since its founding and represents a large portion of our commercial loan portfolio.  In addition, energy production and related industries have a significant impact on the economy in our primary markets.  Loans collateralized by oil and gas properties are subject to a semi-annual engineering review by our internal staff of petroleum engineers.  This review is utilized as the basis for developing the expected cash flows supporting the loan amount.  The projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties.  Loans are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current pricing levels and with existing conventional equipment and operating methods and costs.  As part of our evaluation of credit quality, we analyze rigorous stress tests over a range of commodity prices and take proactive steps to mitigate risk when appropriate.

Energy loans totaled $1.7 billion or 16% of total loans.  Outstanding energy loans decreased $77 million during the second quarter of 2011.  However, unfunded energy loan commitments increased by $159 million to $2.0 billion at June 30, 2011.

Approximately $1.4 billion of energy loans were to oil and gas producers, down $30 million from March 31, 2011.  Approximately 51% of the committed production loans are secured by properties primarily producing natural gas and 49% of the committed production loans are secured by properties primarily producing oil.  Loans to borrowers engaged in wholesale or retail energy sales decreased $26 million to $191 million.  Loans to borrowers that provide services to the energy industry decreased $7.8 million during the second quarter of 2011 to $54 million and loans to borrowers that manufacture equipment primarily for the energy industry decreased $8.3 million during the second quarter of 2011 to $6.9 million.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers.  Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants.  At June 30, 2011, the outstanding principal balance of these loans totaled $1.6 billion.  Substantially all of these loans are to borrowers with local market relationships.  We serve as the agent lender in approximately 21% of our shared national credits, based on dollars committed.  We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits.  Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.  In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.  Risk grading provided by the regulators in the third quarter of 2010 did not differ significantly from management’s assessment.

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

Commercial real estate loans totaled $2.2 billion or 20% of the loan portfolio at June 30, 2011.  Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%.   The outstanding balance of commercial real estate loans decreased $39 million from the previous quarter end.  The commercial real estate sector of our loan portfolio is distributed as follows in Table 21.

 Table 21 – Commercial Real Estate Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Construction and land development	$109,315	$72,273	$60,624	$14,446	$75,871	$29,930	$4,633	$367,092
Retail	113,169	193,026	52,142	11,057	6,869	50,822	11,409	438,494
Office	91,146	190,734	98,042	14,612	48,874	39,031	66	482,505
Multifamily	103,045	109,349	21,213	51,655	2,828	44,175	3,397	335,662
Industrial	65,623	60,492	19,214	312	1,036	7,532	7,958	162,167
Other real estate	136,903	86,032	60,330	29,204	31,936	33,779	19,611	397,795
Total commercial real estate loans	$619,201	$711,906	$311,565	$121,286	$167,414	$205,269	$47,074	$2,183,715

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $27 million from March 31, 2011 to $367 million at June 30, 2011 primarily due to payments.  In addition, approximately $3.9 million of construction and land development loans were transferred to other real estate owned in the second quarter of 2011 and $3.4 million were charged-off.  This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed.

Loans secured by retail properties increased $18 million during the second quarter, primarily due to a $51 million increase in loans attributed to the Texas market, partially offset by a $29 million decrease in loans attributed to the Oklahoma market.  Loan secured by multifamily residential properties decreased $20 million, primarily concentrated in the Oklahoma market.  Loan secured by industrial properties decreased $16 million from March 31, 2011, primarily in the New Mexico and Texas markets.

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

Residential mortgage loans totaled $1.9 billion, up $91 million over March 31, 2011.  In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans.  We have no concentration in sub-prime residential mortgage loans.  Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

The majority of our permanent mortgage loan portfolio is primarily composed of various non-conforming mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals.  The aggregate outstanding balance of loans in these programs is $1.0 billion.  Jumbo loans may be fixed or variable rate and are fully amortizing.  The size of jumbo loans exceed maximums set under government sponsored entity standards, but otherwise generally conform to those standards.  These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%.  Loan-to-value ratios (“LTV”) are tiered from 60% to 100%, depending on the market.  Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain healthcare professionals.  Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

Approximately $91 million or 8% of the non-guaranteed portion of the permanent mortgage loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs.  The outstanding balance of these loans is down from $95 million at March 31, 2011.  These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation.  However, these loans do have a higher risk of delinquency and losses in the event of default than traditional residential mortgage loans.  The initial maximum LTV of loans in these programs was 103%.

Certain permanent residential mortgage loans are guaranteed by U.S. government agencies.  We have minimal credit exposure on loans guaranteed by the agencies.  At June 30, 2011, the reported amount of guaranteed loans includes $109 million of residential mortgage loans previously sold into GNMA mortgage pools.  The Company may repurchase these loans when certain defined delinquency criteria are met.  Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet.  The remaining amount represents loans that the Company has repurchased from GNMA mortgage pools.  The increase in guaranteed residential mortgage loans is due to a growing volume of delinquent loans and time requirements to either modify or foreclose.  We do not initiate foreclosure on loans with pending modification requests.
Home equity loans totaled $582 million at June 30, 2011, a $22 million increase over March 31, 2011.  These loans are generally first or second lien loans with a maximum LTV Of 100%, including consideration of any superior liens.  These loans require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand.

Indirect automobile loans decreased $36 million from March 31, 2011, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach.  Other consumer loans increased $2.1 million during the second quarter of 2011.

The composition of residential mortgage and consumer loans at June 30, 2011 is as follows in Table 22. All residential loans originated and serviced by our mortgage banking unit are attributed to the Oklahoma market.  Other mortgage loans originated by the Bank are attributed to their respective principal market.

Table 22 – Residential Mortgage and Consumer Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Residential mortgage:
Permanent mortgage	$823,305	$183,287	$12,092	$9,140	$44,190	$70,924	$8,238	$1,151,176
Permanent mortgages guaranteed by U.S. government agencies	134,458	–	–	–	–	–	–	134,458
Home equity	351,347	99,647	82,929	4,799	22,795	15,491	5,355	582,363
Total residential mortgage	$1,309,110	$282,934	$95,021	$13,939	$66,985	$86,415	$13,593	$1,867,997

Consumer:
Indirect automobile	$89,978	$26,510	$–	$46,012	$–	$–	$–	$162,500
Other consumer	177,572	113,534	18,536	6,427	19,507	6,772	2,388	344,736
Total consumer	$267,550	$140,044	$18,536	$52,439	$19,507	$6,772	$2,388	$507,236

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business.  These arrangements included unfunded loan commitments which totaled $5.5 billion and standby letters of credit which totaled $510 million at June 30, 2011.  Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors.  Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party.  Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Approximately $2.3 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at June 30, 2011.

As more fully described in Note 5 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse.  We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure.  At June 30, 2011, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $274 million, down from $284 million at March 31, 2011.  Substantially all of these loans are to borrowers in our primary markets including $193 million to borrowers in Oklahoma, $28 million to borrowers in Arkansas, $16 million to borrowers in New Mexico, $15 million to borrowers in the Kansas/Missouri area and $12 million to borrowers in Texas.

Under certain conditions, we also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements.  As of June 30, 2011, less than 10% of purchase requests made in 2010 and 2011 have resulted in actual repurchases or indemnification by the Company.  For the six months ended June 30, 2011, we have repurchased two loans for $361 thousand from the agencies.  No losses have been incurred on these loans as of June 30, 2011.  At June 30, 2011, we have unresolved deficiency requests from the agencies on 166 loans with an aggregate outstanding balance of $27 million.  During 2010, the Company established an accrual for credit losses related to potential loan repurchases under representations and warranties which is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statement of Earnings.  This accrual totals $2.1 million at June 30, 2011.  No amounts have been charged against this allowance as of June 30, 2011.

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

Derivative contracts are carried at fair value.  At June 30, 2011, the net fair values of derivative contracts reported as assets under these programs totaled $227 million, down from $244 million at March 31, 2011.  At June 30, 2011, derivative contracts carried as assets included interest rate contracts with fair values of $91 million, foreign exchange contracts with fair values of $78 million and energy contracts with fair values of $52 million.  The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $174 million.

At June 30, 2011, total derivative assets were reduced by $14 million of cash collateral received from counterparties and total derivative liabilities were reduced by $65 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2011 follows in Table 23.

Table 23 – Fair Value of Derivative Contracts
(In thousands)
Customers	$155,811
Banks and other financial institutions	51,270
Energy companies	17,213
Other	3,381
Fair value of customer hedge asset derivative contracts, net	$227,675

At June 30, 2011, the largest net amount due from a single counterparty, a foreign exchange derivative customer, totaled $17 million.

Our customer derivative program also introduces liquidity and capital risk.  We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits.  Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets.  These risks are modeled as part of the management of these programs.  Based on current prices, a decrease in market prices equivalent to $29 per barrel of oil would increase the fair value of derivative assets by $50 million.  An increase in prices equivalent to $164 per barrel of oil would increase the fair value of derivative assets by $293 million as current prices move away from the fixed prices embedded in our existing contracts.  Liquidity requirements of this program are also affected by our credit rating.  A decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $70 million.

Summary of Loan Loss Experience

We maintain separate allowances for loan losses and off-balance sheet credit risk.  The combined allowance for loan losses and off-balance sheet credit losses totaled $297 million or 2.77% of outstanding loans and 148.55% of nonaccruing loans at June 30, 2011. The allowance for loan losses was $287 million and the allowance for off-balance sheet credit losses was $10 million.  At March 31, 2011, the combined allowance for loans losses and off-balance sheet credit losses totaled $303 million or 2.86% of outstanding loans and 134.17% of nonaccruing loans at March 31, 2011.  At March 31, 2011, the allowance for loan losses was $290 million and the allowance for off-balance sheet credit losses was $14 million.

The provision for credit losses is the amount necessary to maintain the allowances for loan losses and off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation.  The provision includes the combined charge to expense for both the allowance for loan losses and the allowance for off-balance sheet credit losses.  All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.  The provision for credit losses totaled $2.7 million for the second quarter of 2011, $6.3 million for the first quarter of 2011 and $36.0 million for the second quarter of 2010.

Table 24 – Summary of Loan Loss Experience
(In thousands)
	Three Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2011	2011	2010	2010	2010
Allowance for loan losses:
Beginning balance	$289,549	$292,971	$299,154	$299,489	$299,717
Loans charged off:
Commercial	3,302	2,352	4,802	5,435	6,030
Commercial real estate	3,380	6,893	9,462	8,704	19,439
Residential mortgage	3,381	2,948	2,030	7,380	8,804
Consumer	2,711	3,039	3,859	3,820	3,895
Total	12,774	15,232	20,153	25,339	38,168
Recoveries of loans previously charged off:
Commercial	2,187	1,571	2,933	2,309	958
Commercial real estate	306	343	1,327	1,086	94
Residential mortgage	254	1,082	338	316	127
Consumer	1,509	1,918	1,342	1,493	1,435
Total	4,256	4,914	5,940	5,204	2,614
Net loans charged off	8,518	10,318	14,213	20,135	35,554
Provision for loan losses	5,580	6,896	8,030	19,800	35,326
Ending balance	$286,611	$289,549	$292,971	$299,154	$299,489
Allowance for off-balance sheet credit losses:
Beginning balance	$13,625	$14,271	$15,302	$15,102	$14,388
Provision for off-balance sheet credit losses	(2,880)	(646)	(1,031)	200	714
Ending balance	$10,745	$13,625	$14,271	$15,302	$15,102

Total provision for credit losses	$2,700	$6,250	$6,999	$20,000	$36,040

Allowance for loan losses to loans outstanding at period-end	2.67%	2.73%	2.75%	2.77%	2.75%
Net charge-offs (annualized) to average loans	0.32	0.39	0.53	0.74	1.30
Total provision for credit losses (annualized) to average loans	0.10	0.23	0.26	0.74	1.31
Recoveries to gross charge-offs	33.32	32.26	29.47	20.54	6.85
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.18	0.24	0.25	0.28	0.28
Combined allowance for credit losses to loans outstanding at period-end	2.77	2.86	2.89	2.91	2.89

Allowance for Loan Losses

The appropriateness of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio.  The allowance consists of specific allowances attributed to certain impaired loans, general allowances based on migration factors and non-specific allowances based on general economic, risk concentration and related factors.  An independent Credit Administration department is responsible for performing this evaluation for the entire company to ensure that the methodology is applied consistently.  For the six months ended June 30, 2011, there have been no material changes in the approach or techniques utilized in developing the allowance for loan losses.

Specific allowances for impaired loans are measured by an evaluation of estimated future cash flows discounted at the loan’s initial effective interest rate or the fair value of collateral for certain collateral-dependent loans.  Historical statistics may be used in limited situations to assist in estimating future cash flows or collateral values, such as when a collateral dependent impaired loan is identified at the end of the reporting period.  We use historical statistics as a practical way to estimate impairment until an updated appraisal of collateral value is received or a full assessment of future cash flows is completed.  Estimates of future cash flows and collateral values require significant judgments and are subject to volatility.

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

Impaired loans totaled $176 million at June 30, 2011 and $197 million at March 31, 2011.  At June 30, 2011, $30 million of impaired loans had specific allowances of $6.7 million and $146 million of impaired loans had no specific allowances because the loan balances represent amounts we expect to recover.  At March 31, 2011, $59 million of impaired loans had specific allowances of $9.8 million and $138 million had no specific allowances because they represent amounts we expect to recover.

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

Migration models fairly measure loss exposure during an economic cycle.  However, because they are based on historic trends, their accuracy is limited near the beginning or ending of a cycle.  Because of this limitation, the results of the migration models are evaluated by management quarterly.  The resulting general allowance may be adjusted upward or downward accordingly so that the allowance for loan losses fairly represents the expected credit losses inherent in the loan portfolio as of the balance sheet date.

The general allowance for residential mortgage loans is based on an eight-quarter average percent of loss.  The general allowance for consumer loans is based on an eight-quarter average percent of loss with separate migration factors determined by major product line, such as indirect automobile loans and direct consumer loans.

The aggregate amount of general allowances determined by migration factors for all unimpaired loans totaled $253 million at June 30, 2011 and $255 million at March 31, 2011.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or identified by the migration models.  These factors include trends in the economy in our primary lending areas, conditions in certain industries where we have a concentration and overall growth in the loan portfolio.  Evaluation of nonspecific factors considers the effect of the duration of the business cycle on migration factors.  Nonspecific factors also consider current economic conditions and other relevant factors.  Nonspecific allowances totaled $27 million at June 30, 2011 and $25 million at March 31, 2011.

An allocation of the allowance for loan losses by loan category is included in Note 4 to the Consolidated Financial Statements.

Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral.  Because the borrowers are still performing in accordance with the original terms of the loans agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets.  Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms.  The potential problem loans totaled $171 million at June 30, 2011 and $183 million at March 31, 2011.  The current composition of potential problem loans by primary industry included wholesale / retail - $41 million, services - $33 million, other commercial real estate - $21 million, construction and land development - $16 million and commercial real estate secured by office buildings - $15 million and residential mortgage - $14 million.

Net Loans Charged Off

Loans are charged off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value.  Loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified.

Net loans charged off during the second quarter of 2011 totaled $8.5 million compared to $10.3 million in the previous quarter and $35.6 million in the second quarter of 2010.  The ratio of net loans charged off (annualized) to average outstanding loans was 0.32% for the second quarter of 2011 compared with 0.39% for the first quarter of 2011 and 1.30% for the second quarter of 2010.  Net loans charged off in the second quarter of 2011 decreased $1.8 million from the previous quarter.

Net loans charged off by category and principal market area during the second quarter of 2011 follow in Table 25.

Table 25 – Net Loans Charged Off
(In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total

Commercial	$(1,561)	$482	$(1)	$2,093	$124	$(17)	$(5)	$1,115
Commercial real estate	129	39	1,696	–	299	911	–	3,074
Residential mortgage	1,679	(25)	–	67	124	1,260	22	3,127
Consumer	838	228	9	35	97	(9)	4	1,202
Total net loans charged off	$1,085	$724	$1,704	$2,195	$644	$2,145	$21	$8,518

Net commercial loans charged off during the second quarter of 2011 increased $334 thousand over the prior quarter and included $2.2 million from the Wholesale/Retail sector of the loan portfolio primarily in the Arkansas market, partially offset by a net recovery of $790 thousand from the Energy sector of the loan portfolio.  We had net recoveries of commercial loan charge-offs in four of our seven primary markets in the second quarter of 2011.

Net charge-offs of commercial real estate loans decreased $3.5 million from the first quarter of 2011 and included $2.7 million of land and residential construction sector loans primarily in the Arizona and Colorado.

Residential mortgage net charge-offs increased $1.3 million over the previous quarter and consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, increased $81 thousand over the previous quarter.  Residential mortgage net charge-offs were primarily in the Arizona and Oklahoma markets.

Nonperforming Assets

Table 26 – Nonperforming Assets
(In thousands)
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2011	2011	2010	2010	2010
Nonaccrual loans:
Commercial	$53,365	$57,449	$38,455	$49,361	$82,775
Commercial real estate	110,363	125,504	150,366	177,709	193,698
Residential mortgage	31,693	37,824	37,426	38,898	40,033
Consumer	4,749	5,185	4,567	2,784	3,188
Total nonaccrual loans	200,170	225,962	230,814	268,752	319,694
Renegotiated loans2	22,261	21,705	22,261	25,252	21,327
Total nonperforming loans	222,431	247,667	253,075	294,004	341,021
Other nonperforming assets	129,026	131,420	141,394	126,859	119,908
Total nonperforming assets	$351,457	$379,087	$394,469	$420,863	$460,929
Nonaccrual loans by principal market:
Oklahoma	$41,411	$49,585	$60,805	$72,264	$93,898
Texas	32,385	34,404	33,157	36,979	49,695
New Mexico	17,244	17,510	19,283	23,792	26,956
Arkansas	24,842	29,769	7,914	9,990	10,933
Colorado	37,472	40,629	49,416	55,631	66,040
Arizona	43,307	54,065	60,239	70,038	72,111
Kansas / Missouri	3,509	–	–	58	61
Total nonaccrual loans	$200,170	$225,962	$230,814	$268,752	$319,694
Nonaccrual loans by loan portfolio sector:
Commercial:
Energy	$345	$415	$465	$8,189	$26,259
Manufacturing	4,366	4,545	2,116	2,454	3,237
Wholesale / retail	25,138	30,411	8,486	5,584	5,561
Integrated food services	–	6	13	58	58
Services	16,254	15,720	19,262	23,925	31,062
Healthcare	5,962	2,574	3,534	2,608	8,568
Other	1,300	3,778	4,579	6,543	8,030
Total commercial	53,365	57,449	38,455	49,361	82,775
Commercial real estate:
Land development and construction	76,265	90,707	99,579	116,252	132,686
Retail	4,642	5,276	4,978	8,041	4,967
Office	11,473	14,628	19,654	24,942	24,764
Multifamily	4,717	1,900	6,725	6,924	7,253
Industrial	–	–	4,087	4,151	4,223
Other commercial real estate	13,266	12,993	15,343	17,399	19,805
Total commercial real estate	110,363	125,504	150,366	177,709	193,698
Residential mortgage:
Permanent mortgage	27,991	33,466	32,111	36,654	37,978
Home equity	3,702	4,358	5,315	2,244	2,055
Total residential mortgage	31,693	37,824	37,426	38,898	40,033
Consumer	4,749	5,185	4,567	2,784	3,188
Total nonaccrual loans	$200,170	$225,962	$230,814	$268,752	$319,694
Ratios:
Allowance for loan losses to nonaccruing loans	143.18%	128.14%	129.75%	111.31%	93.68%
Nonaccruing loans to period-end loans	1.86	2.13	2.17	2.49	2.94
Accruing loans 90 days or more past due1	$2,341	$8,043	$7,966	$5,579	$9,264

1Excludes residential mortgages guaranteed by agencies of the U.S. Government.
2Includes residential mortgages guaranteed by agencies of the U.S. Government. These loans have been modified to extend payment terms and/or reduce interest rates.	18,716	18,304	18,551	21,706	17,598

Nonperforming assets decreased $28 million during the second quarter of 2011 to $351 million or 3.23% of outstanding loans and repossessed assets at June 30, 2011.  Nonaccruing loans totaled $200 million, renegotiated residential mortgage loans totaled $22 million (including $19 million of residential mortgage loans guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $129 million.  The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to increase.

Renegotiated loans represent troubled debt restructurings of residential mortgage loans.  Generally, we modify residential mortgage loans by reducing interest rates and extending the number of payments.  We do not forgive principal or unpaid interest.  Interest accrues based on the modified terms of the loan.  If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loan is placed on nonaccrual status and included in nonaccrual loans.  At June 30, 2011, approximately $8.6 million of the renegotiated residential mortgage loans are currently performing in accordance with the modified terms, $3.7 million are 30 to 89 days past due and $10 million are past due 90 days or more.  Restructured residential mortgage loans guaranteed by agencies of the U.S. government in accordance with agency guidelines represent $19 million of our $22 million portfolio of renegotiated loans.  All renegotiated loans past due 90 days or more are guaranteed by U.S. government agencies.   Renegotiated loans guaranteed by U.S. government agencies may be sold once they become eligible according to agency guidelines.

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

A rollforward of nonperforming assets for the second quarter of 2011 follows in Table 27.

Table 27 – Rollforward of Nonperforming Assets
(In thousands)
	For the Three Months Ended June 30, 2011
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, March 31, 2011	$225,962	$21,705	$131,420	$379,087
Additions	26,717	7,132	–	33,849
Payments	(28,172)	(358)	–	(28,530)
Charge-offs	(12,774)	–	–	(12,774)
Net writedowns and losses	–	–	(3,398)	(3,398)
Foreclosures	(12,884)	–	12,884	–
Proceeds from sales	–	(5,821)	(11,722)	(17,543)
Net transfers to nonaccruing loans	35	(35)		–
Other, net	1,286	(362)	(158)	766
Balance, June 30, 2011	$200,170	$22,261	$129,026	$351,457

	For the Six Months Ended June 30, 2011
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2010	$230,814	$22,261	$141,394	$394,469
Additions	81,485	9,915	–	91,400
Payments	(51,915)	(597)	–	(52,512)
Charge-offs	(28,006)		–	(28,006)
Net writedowns and losses	–		(7,729)	(7,729)
Foreclosures	(33,894)		33,894	–
Proceeds from sales	–	(7,915)	(26,954)	(34,869)
Net transfers to nonaccruing loans	383	(383)`	–	–
Transfers to available for sale securities1	–	–	(11,723)	(11,723)
Other, net	1,303	(1,020)	144	427
Balance, June 30, 2011	$200,170	$22,261	$129,026	$351,457
1
During the first quarter of 2011, $12 million of cost basis shares of an entity in which we hold an equity interest were transferred to the available for sales portfolio as the shares are listed for trading on a national stock exchange.

Nonaccruing loans totaled $200 million or 1.86% of outstanding loans at June 30, 2011 and $226 million or 2.13% of outstanding loans at March 31, 2011.  Nonaccruing loans decreased $26 million from March 31, 2011 including an $11 million decrease in the Arizona market and an $8.2 million decrease in the Oklahoma market.

The distribution of nonaccruing loans among our various markets follows in Table 28.

Table 28 – Nonaccruing Loans by Principal Market
(Dollars In thousands)
	June 30, 2011		March 31, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$41,411	0.86%	$49,585	1.04%	$(8,174)	(18	) bp
Texas	32,385	1.03	34,404	1.14	(2,019)	(11)
New Mexico	17,244	2.44	17,510	2.51	(266)	(7)
Arkansas	24,842	9.47	29,769	10.76	(4,927)	(129)
Colorado	37,472	4.87	40,629	5.24	(3,157)	(37)
Arizona	43,307	7.34	54,065	9.66	(10,758)	(232)
Kansas / Missouri	3,509	0.73	–	–	3,509	73
Total	$200,170	1.86%	$225,962	2.13%	$(25,792)	(27	) bp

The majority of nonaccruing loans are concentrated primarily in Arizona, Oklahoma, Colorado and Texas markets.  Nonaccruing loans in the Arizona and Colorado markets consisted primarily of commercial real estate loans.  Nonaccruing loans in the Oklahoma market are primarily composed of $20 million of residential mortgage loans and $11 million of commercial real estate loans.  All residential loans originated and serviced by our mortgage company across our geographical footprint are attributed to the Oklahoma market.

Commercial

Nonaccruing commercial loans totaled $53 million or 0.86% of total commercial loans at June 30, 2011 and $57 million or 0.95% of total commercial loans at March 31, 2011.  At June 30, 2011, nonaccruing commercial loans were primarily composed of $25 million or 2.35% of total wholesale/retail sector loans and $16 million or 0.95% of total services sector loans.  Nonaccruing wholesale/retail sector loans are primarily composed of a single customer relationship in the Arkansas market totaling $18 million at June 30, 2011.

Nonaccruing commercial loans decreased $4.0 million due primarily to $7.4 million in payments and $3.3 million in charge-offs, partially offset by $6.5 million of newly identified nonaccruing commercial loans.

The distribution of nonaccruing commercial loans among our various markets was as follows in Table 29.

Table 29 – Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)
	June 30, 2011		March 31, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$7,716	0.30%	$10,776	0.41%	$(3,060)	(11	) bp
Texas	12,290	0.61	9,165	0.48	3,125	13
New Mexico	3,483	1.24	3,667	1.40	(184)	(16)
Arkansas	17,778	23.81	22,651	29.85	(4,873)	(604)
Colorado	4,714	0.91	5,086	0.99	(372)	(8)
Arizona	7,384	2.53	6,104	2.43	1,280	10
Kansas / Missouri	–	–	–	–	–	–
Total commercial	$53,365	0.86%	$57,449	0.95%	$(4,084)	(9	) bp

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $110 million or 5.05% of outstanding commercial real estate loans at June 30, 2011 compared to $126 million or 5.65% of outstanding commercial real estate loans at March 31, 2011.  Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans.  Nonaccruing commercial real estate loans decreased $15 million from March 31, 2011.  Newly identified nonaccruing commercial real estate loans totaled $11 million, offset by $19 million of cash payments received, $3.4 million of charge-offs and $3.9 million of foreclosures.  The distribution of our nonaccruing commercial real estate loans among our geographic market follows in Table 30.

Table 30 – Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)
	June 30, 2011		March 31, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$11,032	1.78%	$10,907	1.65%	$125	13	bp
Texas	13,965	1.96	18,985	2.76	(5,020)	(80)
New Mexico	12,088	3.88	11,736	3.60	352	28
Arkansas	5,840	4.82	5,830	4.67	10	15
Colorado	31,251	18.67	33,963	19.70	(2,712)	(103)
Arizona	32,724	15.94	44,083	20.65	(11,359)	(471)
Kansas / Missouri	3,463	7.36	–	–	3,463	736
Total commercial real estate	$110,363	5.05%	$125,504	5.65%	$(15,141)	(60	) bp

Nonaccruing commercial real estate loans are primarily concentrated in the Arizona and Colorado markets.  Approximately $33 million or 15.94% of commercial real estate loans in Arizona are nonaccruing and primarily consist of $15 million nonaccruing residential construction and land development loans, $7.3 million of other commercial real estate loans and $6.2 million of loans secured by office buildings.  Approximately $31 million or 18.67% of commercial real estate loans in the Colorado market are nonaccruing and consist primarily of nonaccruing residential construction and land development loans.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $32 million or 1.70% of outstanding residential mortgage loans at June 30, 2011 compared to $38 million or 2.13% of outstanding residential mortgage loans at March 31, 2011.  The decrease is largely due to $6.7 million of foreclosures during the quarter.  Nonaccruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $28 million or 2.18% of outstanding permanent residential mortgage loans at June 30, 2011.  Nonaccruing home equity loans continued to perform well with only $3.7 million or 0.64% of total home equity loans in nonaccrual status.

In addition to nonaccruing residential mortgage and consumer loans and renegotiated residential mortgage loans, payments of residential mortgage loans and consumer loans may be delinquent.  The composition of residential mortgage loans, excluding loans guaranteed by U.S. government agencies and past due consumer loans is included in the following Table 31.  Principally all non-guaranteed residential loans past due 90 days or more are nonaccruing.  Residential mortgage loans 30 to 89 days past due increased $7 million to $21 million at June 30, 2011.  Consumer loans past due 30 to 89 days decreased $1.2 million from March 31, 2011 due to a $616 thousand decrease in other consumer loans and a $609 thousand decrease in indirect automobile loans.  Consumer loans past due 90 days or more decreased $112 thousand in the second quarter of 2011.

Table 31 – Residential Mortgage and Consumer Loans Past Due
(In thousands)
	June 30, 2011		March 31, 2011
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days

Residential mortgage:
Permanent mortgage1	$–	$18,735	$–	$12,673
Home equity	8	2,450	–	1,246
Total residential mortgage	8	$21,185	$–	$13,919

Consumer:
Indirect automobile	$19	$7,256	$73	$7,865
Other consumer	2	1,031	60	1,647
Total consumer	$21	$8,287	$133	$9,512
1	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

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

Real estate and other repossessed assets totaled $129 million at June 30, 2011, a $2.4 million decrease from March 31, 2011.  The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 32 following.

Table 32 – Real Estate and Other Repossessed Assets by Principal Market
 (In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties and residential land development properties	$9,757	$19,063	$6,075	$4,854	$935	$11,139	$689	$2,247	$54,759
Developed commercial real estate properties	2,055	3,413	8,957	1,612	2,778	24,467	–	3,332	46,614
Undeveloped land	297	6,970	3,026	64	3,324	4,998	4,802	–	23,481
Oil and gas properties	–	2,127	–	–	–	–	–	–	2,127
Construction equipment	–	–	–	–	–	–	1,060	–	1,060
Vehicles	417	180	–	218	–	–	–	–	815
Other	–	–	170	–	–	–	–	–	170
Total real estate and other repossessed assets	$12,526	$31,753	$18,228	$6,748	$7,037	$40,604	$6,551	$5,579	$129,026

Undeveloped land is primarily zoned for commercial development.  Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank.  Based on the average balances for the second quarter of 2011, approximately 73% of our funding was provided by average deposit accounts, 10% from borrowed funds, 2% from long-term subordinated debt and 11% from equity.  Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

Deposit accounts represent our largest funding source.  We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience.  Retail deposit growth is supported through our Perfect Banking sales and customer service program, free checking, online bill paying services, mobile banking services, an extensive network of branch locations and ATMs and a 24-hour Express Bank call center.  Commercial deposit growth is supported by offering treasury management and lockbox services.  We also acquire brokered deposits when the cost of funds is advantageous to other funding sources.

Average deposits for the second quarter of 2011 totaled $17.6 billion and represented approximately 73% of total liabilities and capital compared with $17.7 billion and 75% of total average liabilities and capital for the first quarter of 2011.  Average deposits decreased $138 million compared to the first quarter of 2011.   During the second quarter of 2011, average interest-bearing transaction deposit accounts decreased $448 million, including a $330 million decrease in commercial deposits, a $76 million decrease in consumer banking deposits and a $45 million decrease in wealth management deposits.  Average demand deposits increased $288 million over the first quarter of 2011, including $215 million increase in commercial deposits and a $76 million increase in wealth management deposits, partially offset by a $7.7 million decrease in consumer deposits.  Average time deposits increased $15 million over the first quarter of 2011.  The decrease in average commercial deposit balances is attributable to our commercial and industrial customers.  A decrease in average deposits attributable to our small business customers was fully offset by an increase in average deposits attributable to our energy customers.

Brokered deposits, which are included in time deposits, averaged $231 million for the second quarter of 2011, a $5.9 million decrease compared to the first quarter of 2011.

The distribution of our period-end deposit account balances among principal markets follows in Table 33.

Table 33 – Period-end Deposits by Principal Market Area
(In thousands)
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2011	2011	2010	2010	2010
Oklahoma:
Demand	$2,486,671	$2,420,210	$2,271,375	$2,238,303	$2,101,994
Interest-bearing:
Transaction	5,916,784	6,068,304	6,061,626	5,609,811	5,562,287
Savings	120,278	120,020	106,411	103,524	102,590
Time	1,462,137	1,465,506	1,373,307	1,497,344	1,442,525
Total interest-bearing	7,499,199	7,653,830	7,541,344	7,210,679	7,107,402
Total Oklahoma	9,985,870	10,074,040	9,812,719	9,448,982	9,209,396

Texas:
Demand	1,528,772	1,405,892	1,389,876	1,238,103	1,150,495
Interest-bearing:
Transaction	1,741,176	1,977,850	1,791,810	1,786,979	1,674,519
Savings	42,185	40,313	36,429	35,614	36,814
Time	992,366	1,015,754	966,116	1,031,877	1,003,936
Total interest-bearing	2,775,727	3,033,917	2,794,355	2,854,470	2,715,269
Total Texas	4,304,499	4,439,809	4,184,231	4,092,573	3,865,764

New Mexico:
Demand	299,305	282,708	270,916	262,567	223,869
Interest-bearing:
Transaction	483,026	498,355	530,244	535,012	491,708
Savings	24,613	24,455	28,342	27,906	30,231
Time	449,618	453,580	450,177	469,493	476,155
Total interest-bearing	957,257	976,390	1,008,763	1,032,411	998,094
Total New Mexico	1,256,562	1,259,098	1,279,679	1,294,978	1,221,963

Arkansas:
Demand	17,452	15,144	15,310	17,604	14,919
Interest-bearing:
Transaction	138,954	130,613	129,580	137,797	108,104
Savings	1,673	1,514	1,266	1,522	1,288
Time	82,112	94,889	100,998	116,536	119,472
Total interest-bearing	222,739	227,016	231,844	255,855	228,864
Total Arkansas	240,191	242,160	247,154	273,459	243,783

Colorado:
Demand	196,915	197,579	157,742	156,685	143,783
Interest-bearing:
Transaction	509,738	528,948	522,207	501,405	441,085
Savings	21,406	21,655	20,310	19,681	18,869
Time	563,642	546,586	502,889	495,899	497,538
Total interest-bearing	1,094,786	1,097,189	1,045,406	1,016,985	957,492
Total Colorado	1,291,701	1,294,768	1,203,148	1,173,670	1,101,275

Arizona:
Demand	150,194	106,880	74,887	97,384	71,711
Interest-bearing:
Transaction	107,961	102,089	95,890	94,108	94,033
Savings	1,364	984	809	812	1,062
Time	44,619	50,060	52,227	59,678	63,643
Total interest-bearing	153,944	153,133	148,926	154,598	158,738
Total Arizona	304,138	260,013	223,813	251,982	230,449

Kansas / Missouri:
Demand	46,668	28,774	40,658	35,869	28,518
Interest-bearing:
Transaction	115,684	222,705	124,005	180,273	116,423
Savings	358	323	200	132	110
Time	40,206	51,236	63,454	70,673	69,819
Total interest-bearing	156,248	274,264	187,659	251,078	186,352
Total Kansas / Missouri	202,916	303,038	228,317	286,947	214,870
Total BOK Financial deposits	$17,585,877	$17,872,926	$17,179,061	$16,822,591	$16,087,500

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings.  Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions.  Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country.  The largest single source of federal funds purchased totaled $325 million at June 30, 2011.  Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities.  Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans).  Amounts borrowed from the Federal Home Loan Banks of Topeka and Dallas averaged $63 million during the quarter.

At June 30, 2011, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $8.2 billion.

Table 34 – Other borrowings
 (In thousands)
		For the three months ended June 30, 2011				For the three months ended March 31, 2011
				Maximum				Maximum
		Average		Outstanding		Average		Outstanding
	As of	Balance		At Any Month	As of	Balance		At Any Month
	June 30,	During the		End During	March 31,	During the		End During
	2011	Quarter	Rate	the Quarter	2011	Quarter	Rate	the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$7,217	$7,217	5.06%	$7,217	$7,217	$7,217	5.06%	$7,217
Other	–	43	–%	–	1,300	58	–%	1,300
Total Parent Company and other Non-Bank Subsidiaries	7,217	7,260			8,517	7,275	5.06%

Subsidiary Bank:
Funds purchased	1,706,893	1,168,670	0.08%	1,706,893	466,749	820,969	0.22%	965,762
Repurchase agreements	1,106,163	1,004,217	0.17%	1,106,163	1,006,051	1,062,359	0.25%	1,124,060
Federal Home Loan Bank advances	1,624	63,188	3.15%	201,674	1,699	111,725	3.20%	1,749
Subordinated debentures	398,788	398,767	5.51%	398,788	398,744	398,723	5.51%	398,744
Other1	140,862	116,993	5.18%	149,054	26,648	25,987	2.52%	30,664
Total Subsidiary Bank	3,354,330	2,751,835	0.98%		1,899,891	2,419,763	1.39%

Total Other Borrowings	$3,361,547	$2,759,095	1.00%		$1,908,408	$2,427,038	1.44%
1	At June 30, 2011, Other includes a $114 million liability for certain residential mortgage loans that we may repurchase from GNMA mortgage loan pools.

Parent Company

The primary source of liquidity for BOK Financial is dividends from the subsidiary bank, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years.  Dividends are further restricted by minimum capital requirements.  At June 30, 2011, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $140 million of dividends without regulatory approval.  Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

On June 9, 2011, the Company terminated its unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder.  There were no amounts outstanding under this credit agreement and no penalties or costs were paid by the Company for the termination of the agreement.  The credit agreement was replaced with a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Bank, administrative agent and other commercial banks (“the Credit Facility”).  Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate plus 1.25% or LIBOR plus 1.50% based upon the Company’s option.  A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties.  Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 7, 2012.  The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels.  No amounts were outstanding under the Credit Facility at June 30, 2011.

Our equity capital at June 30, 2011 was $2.7 billion, up from $2.6 billion at March 31, 2011.  Net income less cash dividend paid increased equity $50 million during the second quarter of 2011.  Capital is managed to maximize long-term value to the shareholders.  Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements.  Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program.  The maximum of two million common shares may be repurchased.  The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors.  Repurchases may be made over time in open market or privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time without prior notice.  Since this program began, 784,073 shares have been repurchased by the Company for $38.7 million.  No shares were repurchased in the second quarter of 2011.

BOK Financial and subsidiary bank are subject to various capital requirements administered by federal agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a material impact on operations.  These capital requirements include quantitative measures of assets, liabilities, and off-balance sheet items.  The capital standards are also subject to qualitative judgments by the regulators.

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Company’s banking subsidiary exceeded the regulatory definitions of well capitalized.  The capital ratios for BOK Financial on a consolidated basis are presented in Table 35.

Table 35 – Capital Ratios
	Well Capitalized	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	Minimums	2011	2011	2010	2010	2010

Average total equity to average assets	–	11.05%	10.80%	10.44%	10.26%	10.15%
Tangible common equity ratio	–	9.71	9.54	9.21	8.96	8.88
Tier 1 common equity ratio	–	13.15	12.84	12.55	12.17	11.77
Risk-based capital:
Tier 1 capital	6.00%	13.30	12.97	12.69	12.30	11.90
Total capital	10.00	16.80	16.48	16.20	15.79	15.38
Leverage	5.00	9.29	9.13	8.74	8.61	8.57

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

Table 36 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 36 – Non-GAAP Measures
(Dollars in thousands)
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2011	2011	2010	2010	2010

Tangible common equity ratio:
Total shareholders' equity	$2,667,717	$2,576,133	$2,521,726	$2,503,650	$2,428,738
Less: Goodwill and intangible assets, net	347,611	348,507	349,404	350,769	351,592
Tangible common equity	2,320,106	2,227,626	2,172,322	2,152,881	2,077,146
Total assets	24,238,182	23,701,023	23,941,603	24,385,952	23,736,728
Less: Goodwill and intangible assets, net	347,611	348,507	349,404	350,769	351,592
Tangible assets	$23,890,571	$23,352,516	$23,592,199	$24,035,183	$23,385,136
Tangible common equity ratio	9.71%	9.54%	9.21%	8.96%	8.88%

Tier 1 common equity ratio:
Tier 1 capital	$2,188,199	$2,129,998	$2,076,525	$2,027,226	$1,976,588
Less: Non-controlling interest	24,457	21,555	22,152	20,338	21,289
Tier 1 common equity	2,163,742	2,108,443	2,054,373	2,006,888	1,955,299
Risk weighted assets	$16,458,048	$16,416,387	$16,368,976	$16,484,702	$16,611,662
Tier 1 common equity ratio	13.15%	12.84%	12.55%	12.17%	11.77%

Off-Balance Sheet Arrangements

See Note 7 to the Consolidated Financial Statements for a discussion of the Company’s significant off-balance sheet commitments.

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

The Asset / Liability Committee is responsible for managing market risk in accordance with policy guidelines established by the Board of Directors.  The Committee monitors projected variation in net interest revenue and net interest income and economic value of equity due to specified changes in interest rates.  The internal policy limit for net interest revenue variation is a maximum decline of 5% to an up or down 200 basis point change over twelve months.  These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds and brokered deposits and establish minimum levels for unpledged assets, among other things.  Compliance with these internal guidelines is reviewed monthly.

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

The Company’s primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing.  Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and mortgage servicing rights.  Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation.  The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior.  The impact of planned growth and new business activities is factored into the simulation model.  The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 37 due to the extreme volatility over such a large rate range and our active risk management approach for that asset.  The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in Note 5 to the Consolidated Financial Statements.

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

Table 37 – Interest Rate Sensitivity
(Dollars in thousands)
	200 bp Increase		50 bp Decrease
	2011	2010	2011	2010
Anticipated impact over the next twelve months on net interest revenue	$3,552	$27,480	$(17,884)	$(13,795)
	0.5%	4.0%	(2.5%)	(2.0%)

Trading Activities

BOK Financial enters into trading activities both as an intermediary for customers and for its own account.  As an intermediary, BOK Financial will take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds.  These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions.  On a limited basis, BOK Financial may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, municipal bonds and derivative contracts for its own account.  These positions are taken with the objective of generating trading profits.  Both of these activities involve interest rate risk.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs.

Management uses a Value at Risk (“VAR”) methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes.   It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.4 million.  At June 30, 2011, the VAR was $3.3 million.  The greatest value at risk during the second quarter of 2011 was $5.1 million.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about BOK Financial, the financial services industry and the economy in general.  Words such as “anticipates,” “believes,” ”estimates,” “expects,” “forecasts,” “plans,” “projects,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Management judgments relating to and discussion of the provision and allowance for loan losses involve judgments as to expected events and are inherently forward-looking statements.  Assessments that BOK Financial’s acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others that BOK Financial has not independently verified.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what is expressed, implied, or forecasted in such forward-looking statements.  Internal and external factors that might cause such a difference include, but are not limited to:  (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances and (8) trends in customer behavior as well as their ability to repay loans.  BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
Interest revenue	2011	2010	2011	2010
Loans	$123,830	$131,102	$247,570	$263,046
Residential mortgage loans held for sale	1,505	2,177	2,844	3,924
Trading securities	434	542	848	1,152
Taxable securities	2,800	1,784	5,145	2,786
Tax-exempt securities	1,324	1,766	2,720	3,561
Total investment securities	4,124	3,550	7,865	6,347
Taxable securities	69,978	75,228	138,992	152,803
Tax-exempt securities	600	542	1,207	1,196
Total available for sale securities	70,578	75,770	140,199	153,999
Mortgage trading securities	5,243	4,448	8,473	8,483
Funds sold and resell agreements	3	8	7	16
Total interest revenue	205,717	217,597	407,806	436,967
Interest expense
Deposits	23,160	26,292	47,202	53,909
Borrowed funds	3,015	3,657	4,846	7,270
Subordinated debentures	5,541	5,535	11,118	11,101
Total interest expense	31,716	35,484	63,166	72,280
Net interest revenue	174,001	182,113	344,640	364,687
Provision for credit losses	2,700	36,040	8,950	78,140
Net interest revenue after provision for credit losses	171,301	146,073	335,690	286,547
Other operating revenue
Brokerage and trading revenue	23,725	24,754	49,101	45,789
Transaction card revenue	31,024	28,263	59,469	53,950
Trust fees and commissions	19,150	17,737	37,572	34,057
Deposit service charges and fees	23,857	28,797	46,337	55,589
Mortgage banking revenue	19,356	18,335	36,712	33,206
Bank-owned life insurance	2,872	2,908	5,735	5,880
Other revenue	7,842	7,374	16,174	15,012
Total fees and commissions	127,826	128,168	251,100	243,483
Gain on sales of assets, net	3,344	1,545	3,276	155
Gain (loss) on derivatives, net	1,225	7,272	(1,188)	6,931
Gain on mortgage trading securities, net	9,921	14,631	6,403	15,079
Gain on available for sale securities, net	5,468	8,469	10,370	12,545
Total other-than-temporary impairment losses	(74)	(10,959)	(74)	(20,667)
Portion of loss recognized in (reclassified from) other comprehensive income	(4,750)	8,313	(9,349)	13,796
Net impairment losses recognized in earnings	(4,824)	(2,646)	(9,423)	(6,871)
Total other operating revenue	142,960	157,439	260,538	271,322
Other operating expense
Personnel	105,603	97,054	205,597	193,878
Business promotion	4,777	4,945	9,401	8,923
Professional fees and services	6,258	6,668	13,716	13,069
Net occupancy and equipment	15,554	15,691	31,158	31,202
Insurance	4,771	5,596	10,957	12,129
Data processing and communications	24,428	21,940	46,931	42,249
Printing, postage and supplies	3,586	3,525	6,668	6,847
Net losses and expenses of repossessed assets	5,859	13,067	11,874	20,287
Amortization of intangible assets	896	1,323	1,792	2,647
Mortgage banking costs	8,968	10,380	15,439	19,647
Change in fair value of mortgage servicing rights	13,493	19,458	10,364	5,526
Other expense	9,016	6,265	17,761	13,240
Total other operating expense	203,209	205,912	381,658	369,644
Income before taxes	111,052	97,600	214,570	188,225
Federal and state income tax	39,357	32,042	78,109	62,325
Net income	71,695	65,558	136,461	125,900
Net income attributable to non-controlling interest	2,688	2,036	2,680	2,245
Net income attributable to BOK Financial Corp.	$69,007	$63,522	$133,781	$123,655
Earnings per share:
Basic	$1.01	$0.93	$1.96	$1.82
Diluted	$1.00	$0.93	$1.95	$1.81
Average shares used in computation:
Basic	67,898,483	67,605,807	67,900,279	67,599,349
Diluted	68,169,485	67,880,587	68,173,182	67,835,606
Dividends declared per share	$0.275	$0.25	$0.525	$0.49

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands except share data)
	June 30,	Dec. 31,	June 30,
	2011	2010	2010
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$1,098,721	$1,247,946	$834,972
Funds sold and resell agreements	12,040	21,458	17,554
Trading securities	99,846	55,467	62,159
Investment securities (fair value: June 30, 2011 – $369,247; December 31, 2010 - $346,105; June 30, 2010 – $363,886)	349,583	339,553	353,277
Available for sale securities	9,567,008	9,096,277	8,953,162
Available for sale securities pledged to creditors	–	139,344	152,666
Total available for sale securities	9,567,008	9,235,621	9,105,828
Mortgage trading securities	553,231	428,021	534,641
Residential mortgage loans held for sale	169,609	263,413	227,574
Loans	10,737,544	10,643,036	10,882,717
Less allowance for loan losses	(286,611)	(292,971)	(299,489)
Loans, net of allowance	10,450,933	10,350,065	10,583,228
Premises and equipment, net	265,057	265,465	277,225
Receivables	129,944	148,940	126,149
Goodwill	335,601	335,601	335,601
Intangible assets, net	12,010	13,803	15,991
Mortgage servicing rights, net	109,192	115,723	98,942
Real estate and other repossessed assets	129,026	141,394	119,908
Bankers’ acceptances	1,661	1,222	2,885
Derivative contracts	229,887	270,445	334,576
Cash surrender value of bank-owned life insurance	261,203	255,442	251,857
Receivable on unsettled securities trades	170,600	135,059	–
Other assets	293,030	316,965	454,361
Total assets	$24,238,182	$23,941,603	$23,736,728

Noninterest-bearing demand deposits	$4,725,977	$4,220,764	$3,735,289
Interest-bearing deposits:
Transaction	9,013,323	9,255,362	8,488,159
Savings	211,877	193,767	190,964
Time (includes fair value: $0 at June 30, 2011; $27,414 at December 31, 2010; $27,957 at June 30, 2010)	3,634,700	3,509,168	3,673,088
Total deposits	17,585,877	17,179,061	16,087,500
Funds purchased	1,706,893	1,025,019	1,157,465
Repurchase agreements	1,106,163	1,258,761	1,105,010
Other borrowings	149,703	833,578	1,708,295
Subordinated debentures	398,788	398,701	398,617
Accrued interest, taxes and expense	104,493	134,107	91,471
Bankers’ acceptances	1,661	1,222	2,885
Derivative contracts	173,917	215,420	299,851
Due on unsettled securities trades	166,607	160,425	266,470
Other liabilities	151,906	191,431	169,137
Total liabilities	21,546,008	21,397,725	21,286,701
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2011 – 71,100,444; December 31, 2010 – 70,815,563; June 30, 2010 – 70,616,414)	4	4	4
Capital surplus	794,292	782,805	769,928
Retained earnings	1,842,022	1,743,880	1,654,516
Treasury stock (shares at cost: June 30, 2011 – 2,637,575; December 31, 2010 – 2,607,874; June 30, 2010 – 2,535,617)	(114,856)	(112,802)	(109,481)
Accumulated other comprehensive income	146,255	107,839	113,771
Total shareholders’ equity	2,667,717	2,521,726	2,428,738
Non-controlling interest	24,457	22,152	21,289
Total equity	2,692,174	2,543,878	2,450,027
Total liabilities and equity	$24,238,182	$23,941,603	$23,736,728

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)
			Accumulated
	Common Stock		Other Comprehensive	Capital	Retained	Treasury Stock		Total Shareholders’	Non- Controlling	Total
	Shares	Amount	Income(Loss)	Surplus	Earnings	Shares	Amount	Equity	Interest	Equity

Balances at December 31, 2009	70,312	$4	$(10,740)	$758,723	$1,563,683	2,509	$(105,857)	$2,205,813	$19,561	$2,225,374
Comprehensive income:
Net income attributable to BOKF	–	–	–	–	123,655	–	–	123,655	–	123,655
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–	2,245	2,245
Other comprehensive income, net of tax	–	–	124,511	–	–	–	–	124,511	–	124,511
Comprehensive income								248,166	2,245	250,411
Exercise of stock options	304	–	–	6,511	–	27	(3,624)	2,887	–	2,887
Tax benefit on exercise of stock options	–	–	–	335	–	–	–	335	–	335
Stock-based compensation	–	–	–	4,359	–	–	–	4,359	–	4,359
Cash dividends on common stock	–	–	–	–	(32,822)	–	–	(32,822)	–	(32,822)
Capital calls and distributions, net	–	–	–	–	–	–	–	–	(517)	(517)

Balances at June 30, 2010	70,616	$4	$113,771	$769,928	$1,654,516	2,536	$(109,481)	$2,428,738	$21,289	$2,450,027

Balances at December 31, 2010	70,816	$4	$107,839	$782,805	$1,743,880	2,608	$(112,802)	$2,521,726	$22,152	$2,543,878
Comprehensive income:
Net income attributable to BOKF	–	–	–	–	133,781	–	–	133,781	–	133,781
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–	2,680	2,680
Other comprehensive income, net of tax	–	–	38,416	–	–	–	–	38,416	–	38,416
Comprehensive income								172,197	2,680	174,877
Exercise of stock options	284	–	–	6,345	–	30	(2,054)	4,291	–	4,291
Tax benefit on exercise of stock options	–	–	–	339	–	–	–	339	–	339
Stock-based compensation	–	–	–	4,803	–	–	–	4,803	–	4,803
Cash dividends on common stock	–	–	–	–	(35,639)	–	–	(35,639)	–	(35,639)
Capital calls and distributions, net	–	–	–	–	–	–	–	–	(375)	(375)

Balances at June 30, 2011	71,100	$4	$146,255	$794,292	$1,842,022	2,638	$(114,856)	$2,667,717	$24,457	$2,692,174

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended
	June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$136,461	$125,900
Adjustments to reconcile net income before non-controlling interest to net cash provided by operating activities:
Provision for credit losses	8,950	78,140
Change in fair value of mortgage servicing rights	10,364	5,526
Unrealized (gains) losses from derivatives	5,834	(18,542)
Tax benefit on exercise of stock options	(339)	(335)
Change in bank-owned life insurance	(5,735)	(5,880)
Stock-based compensation	4,803	4,359
Depreciation and amortization	24,529	30,843
Net amortization of securities discounts and premiums	48,751	44,240
Net realized (gains) losses on financial instruments and other assets	(16,789)	4,863
Mortgage loans originated for resale	(902,774)	(818,282)
Proceeds from sale of mortgage loans held for resale	1,013,516	817,960
Capitalized mortgage servicing rights	(10,767)	(10,362)
Change in trading securities, including mortgage trading securities	(169,581)	(250,268)
Change in receivables	18,996	(17,327)
Change in other assets	17,073	15,199
Change in accrued interest, taxes and expense	(29,614)	(19,978)
Change in other liabilities	(35,125)	29,590
Net cash provided by operating activities	118,553	15,646
Cash Flows From Investing Activities:
Proceeds from maturities of investment securities	26,986	61,275
Proceeds from maturities of available for sale securities	1,216,168	1,121,309
Purchases of investment securities	(37,085)	(174,255)
Purchases of available for sale securities	(2,967,565)	(2,254,088)
Proceeds from sales of available for sale securities	1,447,073	956,170
Change in amount receivable on unsettled securities transactions	(35,541)	–
Loans originated net of principal collected	(87,541)	302,180
Purchase of mortgage servicing rights	–	(26,658)
Proceeds from derivative asset contracts	55,877	114,312
Proceeds from disposition of assets	62,060	13,154
Purchases of assets	(19,984)	(24,966)
Net cash provided by (used in) investing activities	(339,552)	88,433
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	281,284	664,177
Net change in time deposits	125,692	(94,090)
Net change in other borrowings	(214,296)	(634,330)
Net payments or proceeds on derivative liability contracts	(58,891)	(105,856)
Net change in derivative margin accounts	(46,606)	(26,889)
Change in amount due on unsettled security transactions	6,182	54,135
Issuance of common and treasury stock, net	4,291	2,887
Tax benefit on exercise of stock options	339	335
Dividends paid	(35,639)	(33,138)
Net cash provided by (used in) financing activities	62,356	(172,769)
Net decrease in cash and cash equivalents	(158,643)	(68,690)
Cash and cash equivalents at beginning of period	1,269,404	921,216
Cash and cash equivalents at end of period	$1,110,761	$852,526

Cash paid for interest	$63,563	$74,563
Cash paid for taxes	$87,888	$71,262
Net loans transferred to repossessed real estate and other assets	$33,894	$24,769
Increase in U.S. government guaranteed loans elgible for repurchase	$59,697	$–
Accrued purchase of mortgage servicing rights	$–	$5,234

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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOSC, Inc, Cavanal Hill Investment Management Inc. and Southwest Trust Company, N.A.  Operating divisions of the Bank include Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Oklahoma, Bank of Texas, Colorado State Bank and Trust, Bank of Kansas City and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial’s 2010 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements.  Amounts presented as of December 31, 2010 have been derived from the audited financial statements included in BOK Financial’s 2010 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”)

ASU 2010-06 amended the Accounting Standards Codification (“ASC”) 820 to add new disclosure requirements about transfers into and out of Levels 1 and 2, as defined in ASC 820 and separate disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements, as defined in ASC 820. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective for the Company on January 1, 2010 with exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which was effective for the Company on January 1, 2011. ASU 2010-06 did not have a significant impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”)

On July 21, 2010, the FASB issued ASU 2010-20 which expanded the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses.  ASU 2010-20 was effective for the Company as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period.  Disclosures related to activity during the reporting period were effective for the Company January 1, 2011.

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

FASB Accounting Standards Update No. 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”)

On April 5, 2011, the FASB issued ASU 2011-02 to provide additional guidance or clarification to help creditors in determining whether a credit has granted a concession and whether a debtor is experiencing financial difficulties for the purposes of determining whether a restructuring constitutes a troubled debt restructuring.  ASU 2011-02 is effective for the Company on July 1, 2011 and will be applied retrospectively to the beginning of the annual period of adoption.  In addition, the disclosures required by ASU 2010-20 that were temporarily deferred by FASB Accounting Standard Update No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20 will be included in Note 4 for the period beginning July 1, 2011 as required.  ASU 2011-02 is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03”)

On April 29, 2011, the FASB issued ASU 2011-03 that eliminates the collateral maintenance requirement under GAAP for entities to consider in determining whether a transfer of financial assets subject to a repurchase agreement is accounted for a sale or as a secured borrowing.  ASU 2011-03 is effective for the Company for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  ASU 2011-03 is not expected to have a material impact on the Company’s consolidate financial statements.

FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04’)

On May 12, 2011, the FASB issued ASU 2011-04 to provide clarified and converged guidance on fair value measurement and expand disclosures concerning fair value measurements.  ASU 2011-04 is largely consistent with the existing fair value measurement principles contained in ASC 820, “Fair Value Measurement.”  ASU 2011-04 is effective for the company for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s financial statements.  Early application is not permitted.

FASB Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income” (“ASU 2011-05”)

On June 16, 2011 the FASB issued ASU 2011-05 which revises the manner in which entities present comprehensive income in their financial statements by removing the presentation option in ASC 220, “Comprehensive Income,” and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  ASU 2011-05 is effective for the Company for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively for all periods presented in the financial statements.  Early adoption is permitted.  We have not elected early adoption.

(2) Securities

Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	June 30, 2011		December 31, 2010		June 30, 2010
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Obligations of the U.S. Government	$11,825	$(37)	$3,873	$(17)	$12,786	$(8)
U.S. agency residential mortgage-backed securities	22,739	9	27,271	292	26,476	151
Municipal and other tax-exempt securities	62,285	(249)	23,396	(214)	18,866	(15)
Other trading securities	2,997	(13)	927	(2)	4,031	3
Total	$99,846	$(290)	$55,467	$59	$62,159	$131

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30,
	2011				2010
			Not Recognized in OCI1				Not Recognized in OCI1
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$160,870	$165,449	$4,583	$(4)	$221,702	$227,301	$5,640	$(41)
Other debt securities	188,713	203,798	15,085	–	131,575	136,585	5,245	(235)
Total	$349,583	$369,247	$19,668	$(4)	$353,277	$363,886	$10,885	$(276)

	December 31, 2010
			Not Recognized in OCI1
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$184,898	$188,577	$3,912	$(233)
Other debt securities	154,655	157,528	4,505	(1,632)
Total	$339,553	$346,105	$8,417	$(1,865)
1 Other comprehensive income

The amortized cost and fair values of investment securities at June 30, 2011, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years	Total	Maturity²

Municipal and other tax-exempt:
Amortized cost	$49,599	$81,448	$24,506	$5,317	$160,870	2.82
Fair value	49,937	84,499	25,547	5,466	165,449
Nominal yield¹	4.64	4.66	5.58	6.22	4.84
Other debt securities:
Amortized cost	7,729	29,513	34,784	116,687	188,713	10.50
Fair value	7,764	30,203	36,286	129,545	203,798
Nominal yield	4.52	5.44	5.58	6.20	5.90
Total fixed maturity securities:
Amortized cost	$57,328	$110,961	$59,290	$122,004	$349,583	6.97
Fair value	57,701	114,702	61,833	135,011	369,247
Nominal yield	4.62	4.87	5.58	6.20	5.41
Total investment securities:
Amortized cost					$349,583
Fair value					369,247
Nominal yield					5.41
¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2011
			Recognized in OCI1
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	OTTI²

U.S. Treasury	$1,001	$1,003	$2	$–	$–
Municipal and other tax-exempt	68,502	70,210	2,375	(146)	(521)
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,359,939	5,524,849	166,016	(1,106)	–
FHLMC	2,447,830	2,544,684	97,575	(721)	–
GNMA	704,168	742,411	38,243	–	–
Other	76,971	81,845	4,874	–	–
Total U.S. agencies	8,588,908	8,893,789	306,708	(1,827)	–
Private issue:
Alt-A loans	195,932	166,757	46	(104)	(29,117)
Jumbo-A loans	385,371	346,465	513	(11,949)	(27,470)
Total private issue	581,303	513,222	559	(12,053)	(56,587)
Total residential mortgage-backed securities	9,170,211	9,407,011	307,267	(13,880)	(56,587)
Other debt securities	5,900	5,893	–	(7)	–
Perpetual preferred stock	19,511	22,694	3,183	–	–
Equity securities and mutual funds	38,683	60,197	21,516	(2)	–
Total	$9,303,808	$9,567,008	$334,343	$(14,035)	$(57,108)
¹	Other comprehensive income
²	Amounts represent unrealized loss that remains in OCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2010
			Recognized in OCI¹
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	OTTI²

Municipal and other tax-exempt	$72,190	$72,942	$1,172	$(315)	$(105)
Residential mortgage-backed securities:
U. S. agencies:
FNMA	4,791,438	4,925,693	147,024	(12,769)	–
FHLMC	2,545,208	2,620,066	83,341	(8,483)	–
GNMA	765,046	801,993	37,193	(246)	–
Other	92,013	99,157	7,144	–	–
Total U.S. agencies	8,193,705	8,446,909	274,702	(21,498)	–
Private issue:
Alt-A loans	220,332	186,674	–	(353)	(33,305)
Jumbo-A loans	494,098	457,535	923	(14,067)	(23,419)
Total private issue	714,430	644,209	923	(14,420)	(56,724)
Total residential mortgage-backed securities	8,908,135	9,091,118	275,625	(35,918)	(56,724)
Other debt securities	6,401	6,401	–	–	–
Perpetual preferred stock	19,511	22,114	2,603	–	–
Equity securities and mutual funds	29,181	43,046	14,192	(327)	–
Total	$9,035,418	$9,235,621	$293,592	$(36,560)	$(56,829)
¹	Other comprehensive income
²	Amounts represent unrealized loss that remains in OCI after an other-than-temporary credit loss has been recognized in income.

	June 30, 2010
			Recognized in OCI1
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	OTTI²

Municipal and other tax-exempt
Residential mortgage-backed securities:	$66,053	$66,439	$1,460	$(1,074)	$–
U. S. agencies:
FNMA	4,148,758	4,319,324	174,183	(3,617)	–
FHLMC	2,680,437	2,776,620	96,183	–	–
GNMA	972,348	1,011,522	40,707	(1,533)	–
Other	107,564	116,253	8,689	–	–
Total U.S. agencies	7,909,107	8,223,719	319,762	(5,150)	–
Private issue:
Alt-A loans	230,058	176,489	–	(1,350)	(52,219)
Jumbo-A loans	619,415	559,027	1,536	(27,665)	(34,259)
Total private issue	849,473	735,516	1,536	(29,015)	(86,478)
Total residential mortgage-backed securities	8,758,580	8,959,235	321,298	(34,165)	(86,478)
Other debt securities	12,971	13,064	120	(27)	–
Perpetual preferred stock	19,224	19,881	790	(133)	–
Equity securities and mutual funds	33,561	47,209	14,170	(522)	–
Total	$8,890,389	$9,105,828	$337,838	$(35,921)	$(86,478)
¹	Other comprehensive income
²	Amounts represent unrealized loss that remains in OCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at June 30, 2011, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years6	Total	Maturity5
U.S. Treasuries:
Amortized cost	$1,001	$–	$–	$–	$1,001	1.84
Fair value	1,003	–	–	–	1,003
Nominal yield¹	0.55	–	–	–	0.55
Municipal and other tax-exempt:
Amortized cost	744	6,941	12,575	48,242	68,502	19.75
Fair value	752	8,077	13,678	47,703	70,210
Nominal yield¹	3.30	4.12	4.08	0.95	1.87
Other debt securities:
Amortized cost	–	–	–	5,900	5,900	32.46
Fair value	–	–	–	5,893	5,893
Nominal yield¹	–	–	–	1.71	1.71
Total fixed maturity securities:
Amortized cost	$1,745	$6,941	$12,575	$54,142	$75,403	20.51
Fair value	1,755	8,077	13,678	53,596	77,106
Nominal yield	3.30	3.67	4.08	1.03	1.84
Mortgage-backed securities:
Amortized cost					9,170,211	²
Fair value					9,407,011
Nominal yield4					3.79
Equity securities and mutual funds:
Amortized cost					58,194	³
Fair value					82,891
Nominal yield					0.69
Total available-for-sale securities:
Amortized cost					$9,303,808
Fair value					9,567,008
Nominal yield					3.76
¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	The average expected lives of mortgage-backed securities were 2.92 years based upon current prepayment assumptions.
³	Primarily restricted common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
4	The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
5	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
6
Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset within 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds	$771,536	$594,990	$1,411,220	$915,138
Gross realized gains	6,205	8,469	17,172	13,826
Gross realized losses	3,654	–	7,809	–
Related federal and state income tax expense	904	2,778	3,454	4,576

Gains and losses on sales of available for sale securities are recognized in the Consolidated Statement of Earnings on trade date and presented as realized in the previous table on settlement date.

In addition to securities that have been reclassified as pledged to creditors, securities with an amortized cost of $3.6 billion at June 30, 2011, $5.3 billion at December 31, 2010 and $4.8 billion at June 30, 2010 have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes, as required by law.  The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of June 30, 2011
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	2	$619	$4	$–	$–	$619	$4

Available for sale:
Municipal and other tax-exempt1	51	24,065	301	19,593	366	43,658	667
Residential mortgage-backed securities:
U. S. agencies:
FNMA	7	230,949	1,106	–	–	230,949	1,106
FHLMC	2	98,169	721	–	–	98,169	721
Total U.S. agencies	9	329,118	1,827	–	–	329,118	1,827
Private issue1:
Alt-A loans	20	–	–	156,796	29,221	156,796	29,221
Jumbo-A loans	39	–	–	301,397	39,419	301,397	39,419
Total private issue	59	–	–	458,193	68,640	458,193	68,640
Total residential mortgage-backed securities	68	329,118	1,827	458,193	68,640	787,311	70,467
Other debt securities	2	–	–	993	7	993	7
Equity securities and mutual funds	1	213	2	–	–	213	2
Total available for sale	122	353,396	2,130	478,779	69,013	832,175	71,143
Total	124	$354,015	$2,134	$478,779	$69,013	$832,794	$71,147
¹	Includes the following securities for which an unrealized loss remains in OCI after an other-than-temporary credit loss has been recognized in income:
Municipal and other tax-exempt	21	$6,948	$244	$7,115	$277	$14,063	$521
Alt-A loans	19	–	–	153,632	29,117	153,632	29,117
Jumbo-A loans	21	–	–	138,205	27,470	138,205	27,470

Temporarily Impaired Securities as of December 31, 2010
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax- exempt	37	$12,482	$211	$786	$22	$13,268	$233
Other	15	80,698	1,632	–	–	80,698	1,632
Total investment	52	93,180	1,843	786	22	93,966	1,865

Available for sale:
Municipal and other tax-exempt1	42	22,271	171	25,235	249	47,506	420
Residential mortgage-backed securities:
U. S. agencies:
FNMA	26	1,099,710	12,769	–	–	1,099,710	12,769
FHLMC	12	491,776	8,483	–	–	491,776	8,483
GNMA	3	5,681	246	–	–	5,681	246
Total U.S. agencies	41	1,597,167	21,498	–	–	1,597,167	21,498
Private issue1:
Alt-A loans	22	–	–	186,675	33,658	186,675	33,658
Jumbo-A loans	53	–	–	417,917	37,486	417,917	37,486
Total private issue	75	–	–	604,592	71,144	604,592	71,144
Total residential mortgage-backed securities	116	1,597,167	21,498	604,592	71,144	2,201,759	92,642
Equity securities and mutual funds	2	–	–	2,878	327	2,878	327
Total available for sale	160	1,619,438	21,669	632,705	71,720	2,252,143	93,389
Total	212	$1,712,618	$23,512	$633,491	$71,742	$2,346,109	$95,254
¹	Includes the following securities for which an unrealized loss remains in OCI after an other-than-temporary credit loss has been recognized in income:
Municipal and other tax-exempt	11	$10,713	$105	$–	$–	$10,713	$105
Alt-A loans	19	–	–	172,153	33,305	172,153	33,305
Jumbo-A loans	25	–	–	166,401	23,419	166,401	23,419

Temporarily Impaired Securities as of June 30, 2010
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	13	$5,606	$31	$1,437	$10	$7,043	$41
Other debt securities	1	14,215	235	–	–	14,215	235

Available for sale:
Municipal and other tax-exempt	23	32,325	1,074	–	–	32,325	1,074
Residential mortgage-backed securities:
U. S. agencies:
FNMA	6	166,825	3,617	–	–	166,825	3,617
GNMA	2	45,693	1,533	–	–	45,693	1,533
Total U.S. agencies	8	212,518	5,150	–	–	212,518	5,150
Private issue1:
Alt-A loans	20	–	–	176,489	53,569	176,489	53,569
Jumbo-A loans	55	–	–	480,782	61,924	480,782	61,924
Total private issue	75	–	–	657,271	115,493	657,271	115,493
Total residential mortgage-backed securities	83	212,518	5,150	657,271	115,493	869,789	120,643
Other debt securities	7	4,965	27	29	–	4,994	27
Equity securities and mutual funds	3	2,681	523	3,606	132	6,287	655
Total available for sale	116	252,489	6,774	660,906	115,625	913,395	122,399
Total	130	$272,310	$7,040	$662,343	$115,635	$934,653	$122,675
¹	Includes the following securities for which an unrealized loss remains in OCI after an other-than-temporary credit loss has been recognized in income:
Alt-A loans	16	$–	$–	$153,012	$52,219	$153,012	$52,219
Jumbo-A loans	25	–	–	160,872	34,259	160,872	34,259

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investment and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities.  This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management.  Based on this evaluation as of June 30, 2011, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security’s contractual terms.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified.  None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at June 30, 2011.

At June 30, 2011, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE 1		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Investment:
Municipal and other tax-exempt	$–	$–	$58,023	$59,743	$29,898	$30,679	$–	$–	$72,949	$75,027	$160,870	$165,449
Other debt securities	–	–	180,334	195,332	1,350	1,350	–	–	7,029	7,116	188,713	203,798
Total	$–	$–	$238,357	$255,075	$31,248	$32,029	$–	$–	$79,978	$82,143	$349,583	$369,247

Available for Sale:
U.S. Treasury	$1,001	$1,003	$–	$–	$–	$–	$–	$–	$–	$–	$1,001	$1,003
Municipal and other tax-exempt	–	–	39,996	42,024	11,941	11,986	14,584	14,063	1,981	2,137	68,502	70,210
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,359,939	5,524,849	–	–	–	–	–	–	–	–	5,359,939	5,524,849
FHLMC	2,447,830	2,544,684	–	–	–	–	–	–	–	–	2,447,830	2,544,684
GNMA	704,168	742,411	–	–	–	–	–	–	–	–	704,168	742,411
Other	76,971	81,845	–	–	–	–	–	–	–	–	76,971	81,845
Total U.S. agencies	8,588,908	8,893,789	–	–	–	–	–	–	–	–	8,588,908	8,893,789
Private issue:
Alt-A loans	–	–	3,269	3,164	9,914	9,961	182,749	153,632	–	–	195,932	166,757
Jumbo-A loans	–	–	32,106	31,379	66,618	61,397	286,647	253,689	–	–	385,371	346,465
Total private issue	–	–	35,375	34,543	76,532	71,358	469,396	407,321	–	–	581,303	513,222
Total residential mortgage-backed securities	8,588,908	8,893,789	35,375	34,543	76,532	71,358	469,396	407,321	–	–	9,170,211	9,407,011
Other debt securities	–	–	5,900	5,893	–	–	–	–	–	–	5,900	5,893
Perpetual preferred stock	–	–	–	–	19,511	22,694	–	–	–	–	19,511	22,694
Equity securities and mutual funds	–	–	–	–	–	–	–	–	38,683	60,197	38,683	60,197
Total	$8,589,909	$8,894,792	$81,271	$82,460	$107,984	$106,038	$483,980	$421,384	$40,664	$62,334	$9,303,808	$9,567,008
1
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At June 30, 2011, approximately $469 million of the portfolio of privately issued residential mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies.  The aggregate unrealized loss on these securities totaled $62 million.  Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies.  Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default.  As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security.  This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.  The primary assumptions used in this evaluation were:
•	Unemployment rates – increasing to 9.5% over the next 12 months, dropping to 8% over the following 21 months, and holding at 8% thereafter.
•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency (“FHFA”) data, decreasing by an additional 4% over the next twelve months and holding at that level thereafter.

•	Estimated Liquidation Costs – held constant at 25% to 30% for Jumbo-A loans and 35% to 38% for Alt-A loans of the then-current depreciated housing price at estimated foreclosure date.
•	Discount rates – estimated cash flows were discounted at rates that range from 2.90% to 6.25% based on our current expected yields.

We also consider the current loan-to-value ratio and remaining credit enhancement as part of the assessment of the cash flows available to recover the amortized cost of the debt securities.  Each factor is considered in the evaluation.

The Company calculates the current loan-to-value ratio for each mortgage-backed security using loan-level data.  Current loan-to-value ratio is the current outstanding loan amount divided by an estimate of the current home value.  The current home value is derived from FHFA data.  FHFA provides historical information on home price depreciation at both the Metropolitan Statistical Area and state level.  This information is matched to each loan to estimate the home price depreciation.  Data is accumulated from the loan level to determine the current loan-to-value ratio for the security as a whole.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment) and fair value by current loan to value ratio for our below investment grade private label residential mortgage-backed securities is as follows (in thousands):
				Credit Losses Recognized
				Three months ended June 30, 2011		Life-to-date
Current LTV Ratio	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
< 70%	5	$28,550	$26,598	–	$–	–	$–
70 < 75	–	–	–	–	–	–	–
75 < 80	3	38,159	35,453	–	–	–	–
80 < 85	2	29,636	26,927	1	255	1	3,603
>= 85	50	373,051	318,343	33	4,048	43	56,904
Total	60	$469,396	$407,321	34	$4,303	44	$60,507

Remaining credit enhancement is the amount of credit enhancement available to absorb current projected losses within the pool of loans that support the security.  The Company acquires the benefit of credit enhancement by investing in super-senior tranches for many of our residential mortgage-backed securities.  Subordinated tranches held by other investors are specifically designed to absorb losses before the super-senior tranches which effectively doubled the typical credit support for these types of bonds.  Current projected losses consider depreciation of home prices based on FHFA data, estimated costs and additional losses to liquidate collateral and delinquency status of the individual loans underlying the security.

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities for which the Company had previously recognized other-than-temporary impairment charges in earnings and other comprehensive income, the Company recognized $4.3 million of additional credit loss impairments in earnings during the second quarter of 2011.  The Company also recognized a $521 thousand other-than-temporary impairment on certain below investment grade municipal securities based on an assessment of the issuer’s on-going financial difficulties.  See additional discussion regarding the development of the fair value of the bonds in Note 12.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$57,223	$29,367	$52,624	$25,142
Additions for credit-related OTTI not previously recognized	37	791	37	1,789
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	4,787	1,855	9,386	5,082
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$62,047	$32,013	$62,047	$32,013

Mortgage Trading Securities

Mortgage trading securities are residential mortgage-backed securities issued by U.S. government agencies that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet.  The Company has elected to carry these securities at fair value with changes in fair value being recognized in earnings as they occur.  Mortgage trading securities were carried at their fair value of $553 million at June 30, 2011 with a net unrealized gain of $5.7 million.  Mortgage trading securities were carried at their fair value of $428 million at December 31, 2010, with a net unrealized loss of $5.6 million and fair value of $535 million at June 30, 2010 with a net unrealized gain of $14 million.  The Company recognized a net gain of $9.9 million and $6.4 million on mortgage trading securities for the three and six months ended June 30, 2011, respectively.  The Company recognized net gains of $14.6 million and $15.1 million on mortgage trading securities for the three and six months ended June 30, 2010, respectively.

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2011 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts	$8,258,239	$114,945	$8,096,551	$113,534	$91,439	$90,028
Energy contracts	1,917,521	158,922	2,094,878	157,998	51,820	50,896
Agricultural contracts	125,644	6,025	132,573	5,961	1,847	1,783
Foreign exchange contracts	78,471	78,471	78,572	78,572	78,471	78,572
CD options	181,964	18,112	181,964	18,112	18,112	18,112
Total customer derivative before cash collateral	10,561,839	376,475	10,584,538	374,177	241,689	239,391
Less: cash collateral	–	–	–	–	(14,014)	(65,474)
Total customer derivatives	10,561,839	376,475	10,584,538	374,177	227,675	173,917

Interest rate risk management programs	44,000	2,212	–	–	2,212	–
Total derivative contracts	$10,605,839	$378,687	$10,584,538	$374,177	$229,887	$173,917
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
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

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities.  Derivative assets and liabilities are reported net of cash margin when certain conditions are met.  As of June 30, 2011, a decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $70 million.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2010 (in thousands):

	Gross Basis				Net Basis2
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts	$9,128,247	$199,965	$8,975,646	$198,807	$153,044	$151,858
Energy contracts	2,667,481	327,577	3,007,643	332,804	119,537	124,764
Agricultural contracts	236,113	6,882	242,192	6,607	936	657
Foreign exchange contracts	54,241	54,241	54,241	54,241	54,241	54,241
CD options	107,740	6,854	107,740	6,854	6,854	6,854
Total customer derivative before cash collateral	12,193,822	595,519	12,387,462	599,313	334,612	338,374
Less: cash collateral	–	–	–	–	(7,873)	(38,619)
Total customer derivatives	12,193,822	595,519	12,387,462	599,313	326,739	299,755

Interest rate risk management programs	168,000	7,837	28,357	96	7,837	96
Total derivative contracts	$12,361,822	$603,356	$12,415,819	$599,409	$334,576	$299,851
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
2
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$24	$–	$(800)	$–
Energy contracts	912	–	2,549	–
Agricultural contracts	92	–	203	–
Foreign exchange contracts	75	–	84	–
CD options	–	–	–	–
Total Customer Derivatives	1,103	–	2,036	–

Interest Rate Risk Management Programs	–	1,225	–	7,552
Total Derivative Contracts	$1,103	$1,225	$2,036	$7,552

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$(2,512)	$–	$763	$–
Energy contracts	4,399	–	3,997	–
Agricultural contracts	160	–	396	–
Foreign exchange contracts	183	–	174	–
CD options	–	–	–	–
Total Customer Derivatives	2,230	–	5,330	–

Interest Rate Risk Management Programs	–	(1,348)	–	6,676
Total Derivative Contracts	$2,230	$(1,348)	$5,330	$6,676

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

Interest Rate Risk Management Programs

BOK Financial may use interest rate swaps in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights.  Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed rate liabilities to floating rate based on LIBOR.  Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three and six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, BOK Financial had interest rate swaps with a notional value of $44 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

Certain residential mortgage loans originated by the Company are held for sale.  All residential mortgage loans originated for sale are carried at fair value based on sales commitments or market quotes. Changes in fair value are recorded in other operating revenue – mortgage banking revenue.

Significant components of the loan portfolio are as follows (in thousands):

	June 30, 2011				December 31, 2010
	Fixed	Variable			Fixed	Variable
	Rate	Rate	Nonaccrual	Total	Rate	Rate	Nonaccrual	Total

Commercial	$2,830,388	$3,294,843	$53,365	$6,178,596	$2,883,905	$3,011,636	$38,455	$5,933,996
Commercial real estate	872,696	1,200,656	110,363	2,183,715	829,836	1,297,148	150,366	2,277,350
Residential mortgage	920,063	916,241	31,693	1,867,997	851,048	939,774	37,426	1,828,248
Consumer	292,385	210,102	4,749	507,236	369,364	229,511	4,567	603,442
Total	$4,915,532	$5,621,842	$200,170	$10,737,544	$4,934,153	$5,478,069	$230,814	$10,643,036
Accruing loans past due (90 days)1				$2,341				$7,966
1	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At June 30, 2011, approximately $4.8 billion or 45% of the total loan portfolio is to businesses and individuals in Oklahoma and $3.1 billion or 29% of our total loan portfolio is to businesses and individuals in Texas.  This geographic concentration subjects the loan portfolio to the general economic conditions within this area.

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

At June 30, 2011, loans to service-related businesses totaled $1.7 billion or 16% of total loans.   Approximately $1.0 billion of loans in the services category consists of loans with individual balances of less than $10 million.  Loans to energy-related businesses within the commercial loan classification totaled $1.7 billion or 16% of total loans.  Other loan classes include wholesale / retail, $1.1 billion; healthcare, $869 million; manufacturing, $367 million; other commercial and industrial, $282 million and integrated food services, $196 million.  Approximately $2.6 billion or 42% of the commercial portfolio are to businesses in Oklahoma and $2.0 billion or 32% of our commercial loan portfolio are to businesses in Texas.

Commercial real estate loans are for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes primarily within our geographical footprint.  We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured.  The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates.  As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Approximately 28% of commercial real estate loans are secured by properties located in Oklahoma, primarily in the Tulsa and Oklahoma City metropolitan areas. An additional 33% of commercial real estate loans are secured by property located in Texas, primarily in the Dallas and Houston areas. The major components of commercial real estate loans are office buildings, $482 million; retail facilities, $439 million; other real estate loans, $398 million; construction and land development, $367 million; multifamily residences, $336 million and industrial, $162 million.

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

At both June 30, 2011 and December 31, 2010, residential mortgage loans included $22 million, respectively, of loans with repayment terms that have been modified from the original contracts.  Interest accrues based on the modified terms of the loan.   If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loan is placed on nonaccrual status and included in nonaccrual loans.  At both June 30, 2011, and December 31, 2010, restructured residential mortgage included $19 million of loans guaranteed by agencies of the U.S. government.  At June 30, 2010, $10 million of renegotiated loans were 90 days or more past due and still accruing interest because they are guaranteed by U.S. government agencies.  Renegotiated loans guaranteed by U.S. government agencies may be sold once they become eligible according to U.S. agency guidelines.

At June 30, 2011 and December 31, 2010, residential mortgage loans included $109 million and $48 million, respectively, of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools.  The Company may repurchase these loans when certain defined delinquency criteria are met.  Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2011, outstanding commitments totaled $5.5 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2011, outstanding standby letters of credit totaled $510 million.  Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At June 30, 2011, outstanding commercial letters of credit totaled $7 million.

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

The allowance for loan losses is assessed by management on a quarterly basis and consists of specific amounts attributed to certain impaired loans, general allowances based on migration factors for unimpaired loans and non-specific allowances based on general economic conditions, risk concentration and related factors.  Impairment is individually measured for certain impaired loans and collectively measured for all other loans.  There have been no material changes in the approach or techniques utilized in developing the allowances for loan losses and off-balance sheet credit losses.

Internally risk graded loans are evaluated individually for impairment.  Non-risk graded loans are collectively evaluated for impairment through past-due status and other relevant factors.  Substantially all commercial and commercial real estate loans are risk graded.  Certain residential mortgage and consumer loans are also risk graded.  Certain commercial loans and most residential mortgage and consumer loans are small balance, homogeneous pools of loans that are not risk graded.  Loans are considered to be impaired when it becomes probable that BOK Financial will be unable to collect all amounts due according to the contractual terms of the loan agreements.  This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status.  Specific allowances for impaired loans are measured by an evaluation of estimated future cash flows discounted at the loans’ initial effective interest rate or the fair value of collateral for certain collateral dependent loans.  Historical statistics may be used in limited situation to assist in estimating future cash flows or collateral values, such as when an impaired collateral dependent loan is identified at the end of a reporting period.  Historical statistics are a practical way to estimate impairment until an updated appraisal of collateral value is received or a full assessment of future cash flows is completed.  Estimates of future cash flows and collateral value require significant judgments and are subject to volatility.

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

A provision for credit losses is charged against earnings in amounts necessary to maintain appropriate allowances for loan and off-balance sheet credit losses. Loans are charged off when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Additionally, all unsecured or under-secured residential mortgage and consumer loans that are past due 180 days are charged off. Recoveries of loans previously charged off are added to the allowance.

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2011 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$6,125,434	$111,131	$53,162	$2,440	$6,178,596	$113,571
Commercial real estate	2,073,352	88,611	110,363	3,139	2,183,715	91,750
Residential mortgage	1,857,112	44,254	10,885	989	1,867,997	45,243
Consumer	505,315	8,807	1,921	115	507,236	8,922
Total	10,561,213	252,803	176,331	6,683	10,737,544	$259,486

Nonspecific allowance	–	–	–	–	–	27,125

Total	$10,561,213	$252,803	$176,331	$6,683	$10,737,544	$286,611

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended June 30, 2011 is summarized as follows (in thousands):
	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total

Allowance for loans losses:
Beginning balance	$113,706	$94,535	$45,649	$10,410	$25,249	$289,549
Provision for loan losses	980	289	2,721	(286)	1,876	5,580
Loans charged off	(3,302)	(3,380)	(3.381)	(2,711)	–	(12,774)
Recoveries	2,187	306	254	1,509	–	4,256
Ending balance	$113,571	$91,750	$45,243	$8,922	$27,125	$286,611
Allowance for off-balance sheet credit losses:
Beginning balance	$12,256	$875	$155	$339	$–	$13,625
Provision for off-balance sheet credit losses	(3,020)	145	25	(30)	–	(2,880)
Ending balance	$9,236	$1,020	$180	$309	$–	$10,745

Total provision for credit losses	$(2,040)	$434	$2,746	$(316)	$1,876	$2,700

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the six months ended June 30, 2011 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total

Allowance for loans losses:
Beginning balance	$104,631	$98,709	$50,281	$12,614	$26,736	$292,971
Provision for loan losses	10,836	2,665	(45)	(1,369)	389	12,476
Loans charged off	(5,654)	(10,273)	(6,329)	(5,750)	–	(28,006)
Recoveries	3,758	649	1,336	3,427	–	9,170
Ending balance	$113,571	$91,750	$45,243	$8,922	$27,125	$286,611
Allowance for off-balance sheet credit losses:
Beginning balance	$13,456	$443	$131	$241	$–	$14,271
Provision for off-balance sheet credit losses	(4,220)	577	49	68	–	(3,526)
Ending balance	$9,236	$1,020	$180	$309	$–	$10,745

Total provision for credit losses	$6,616	$3,242	$4	$(1,301)	$389	$8,950

Credit Quality Indicators

The Company utilizes risk grading as a primary credit quality indicator.  Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk graded based on a quarterly evaluation of the borrowers’ ability to repay the loans.  Certain commercial loans and most residential mortgage and consumer loans are small, homogeneous pools that are not risk graded.  These loans are collectively evaluated for impairment primarily through past due status.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at June 30, 2011 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$6,159,735	$111,392	$18,861	$2,179	$6,178,596	$113,571
Commercial real estate	2,183,715	91,750	–	–	2,183,715	91,750
Residential mortgage	350,986	7,911	1,517,011	37,332	1,867,997	45,243
Consumer	220,222	1,877	287,014	7,045	507,236	8,922
Total	8,914,658	212,930	1,822,886	46,556	10,737,544	259,486

Nonspecific allowance	–	–	–	–	–	27,125

Total	$8,914,658	$212,930	$1,822,886	$46,556	$10,737,544	$286,611

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

Loans are considered to be performing if they are in compliance with the original terms of the agreement which is consistent with the regulatory guideline of “pass.”  Performing also includes loans considered to be “other loans especially mentioned” by regulatory guideline.  Other loans especially mentioned are in compliance with the original terms of the agreement but may have a weakness that deserves management’s close attention.  Performing loans also include past due residential mortgages that are guaranteed by agencies of the U.S. government.

The risk grading process identified certain criticized loans as potential problem loans.  These loans have a well-defined weakness (e.g. inadequate debt service coverage or liquidity or marginal capitalization; repayment may depend on collateral or other risk mitigation) that may jeopardize liquidation of the debt and represent a greater risk due to deterioration in the financial condition of the borrower.  This is consistent with the regulatory guideline for “substandard.”  Because the borrowers are still performing in accordance with the original terms of the loan agreements, these loans were not placed in nonaccrual status.  Known information does, however, cause concern as to the borrowers’ continued compliance with current repayment terms.  Nonaccrual loans represent loans for which full collection of principal and interest is uncertain.  This is substantially the same criteria used to determine whether a loan is impaired and includes certain loans considered “substandard” and all loans considered “doubtful” by regulatory guidelines.

The following table summarizes the Company’s loan portfolio at June 30, 2011 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$1,677,809	$4,688	$345	$–	$–	$1,682,842
Services	1,663,313	33,490	16,254	–	–	1,713,057
Wholesale/retail	1,002,113	40,935	25,138	–	–	1,068,186
Manufacturing	359,958	2,827	4,366	–	–	367,151
Healthcare	860,354	2,992	5,962	–	–	869,308
Integrated food services	194,514	1,260	–	–	–	195,774
Other commercial and industrial	258,910	3,410	1,097	18,658	203	282,278
Total commercial	6,016,971	89,602	53,162	18,658	203	6,178,596

Commercial real estate:
Construction and land development	275,077	15,750	76,265	–	–	367,092
Retail	426,839	7,013	4,642	–	–	438,494
Office	456,281	14,751	11,473	–	–	482,505
Multifamily	325,085	5,860	4,717	–	–	335,662
Industrial	161,879	288	–	–	–	162,167
Other commercial real estate	363,491	21,038	13,266	–	–	397,795
Total commercial real estate	2,008,652	64,700	110,363	–	–	2,183,715

Residential mortgage:
Permanent mortgage	326,349	13,752	10,885	783,084	17,106	1,151,176
Permanent mortgages guaranteed by U.S. government agencies	–	–	–	134,458	–	134,458
Home equity	–	–	–	578,661	3,702	582,363
Total residential mortgage	326,349	13,752	10,885	1,496,203	20,808	1,867,997

Consumer:
Indirect automobile	–	–	–	159,771	2,729	162,500
Other consumer	215,056	3,245	1,921	124,415	99	344,736
Total consumer	215,056	3,245	1,921	284,186	2,828	507,236

Total	$8,567,028	$171,299	$176,331	$1,799,047	$23,839	$10,737,544

The following table summarizes the Company’s loan portfolio at December 31, 2010 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$1,704,401	$6,543	$465	$–	$–	$1,711,409
Services	1,531,239	30,420	19,262	–	–	1,580,921
Wholesale/retail	956,397	45,363	8,486	–	–	1,010,246
Manufacturing	319,075	4,000	2,116	–	–	325,191
Healthcare	801,525	4,566	3,534	–	–	809,625
Integrated food services	202,885	1,385	13	–	–	204,283
Other commercial and industrial	267,949	108	4,446	19,685	133	292,321
Total commercial	5,783,471	92,385	38,322	19,685	133	5,933,996

Commercial real estate:
Construction and land development	326,769	21,516	99,579	–	–	447,864
Retail	395,094	5,468	4,978	–	–	405,540
Office	420,899	16,897	19,654	–	–	457,450
Multifamily	355,733	6,784	6,725	–	–	369,242
Industrial	177,712	294	4,087	–	–	182,093
Other commercial real estate	390,969	8,849	15,343	–	–	415,161
Total commercial real estate	2,067,176	59,808	150,366	–	–	2,277,350

Residential mortgage:
Permanent mortgage	420,407	19,403	12,064	730,638	20,047	1,202,559
Permanent mortgages guaranteed by U.S. government agencies	–	–	–	72,385	–	72,385
Home equity	–	–	–	547,989	5,315	553,304
Total residential mortgage	420,407	19,403	12,064	1,351,012	25,362	1,828,248

Consumer:
Indirect automobile	–	–	–	237,050	2,526	239,576
Other consumer	240,243	4,356	1,751	117,226	290	363,866
Total consumer	240,243	4,356	1,751	354,276	2,816	603,442

Total	$8,511,297	$175,952	$202,503	$1,724,973	$28,311	$10,643,036

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

A summary of risk-graded impaired loans follows (in thousands):

	As of June 30, 2011					For the three months		For the six months
		Recorded Investment				ended June 30, 2011		ended June 30, 2011
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Energy	$345	$345	$345	$–	$–	$380	$–	$405	$–
Services	26,441	16,254	15,525	729	273	15,987	–	17,758	–
Wholesale/retail	31,770	25,138	22,751	2,387	1,742	27,775	–	16,812	–
Manufacturing	9,259	4,366	2,012	2,354	259	4,456	–	3,241	–
Healthcare	7,659	5,962	5,103	859	166	4,268	–	4,748	–
Integrated food services	–	–	–	–	–	3	–	7	–
Other commercial and industrial	8,596	1,097	1,097	–	–	2,363	–	2,772	–
Total commercial	84,070	53,162	46,833	6,329	2,440	55,232	–	45,743	–

Commercial real estate:
Construction and land development	115,337	76,265	65,094	11,171	1,966	83,486	–	87,922	–
Retail	5,652	4,642	1,855	2,787	612	4,959	–	4,810	–
Office	14,749	11,473	9,713	1,760	207	13,051	–	15,564	–
Multifamily	5,381	4,717	4,717	–	–	3,309	–	5,721	–
Industrial	–	–	–	–	–	–	–	2,044	–
Other real estate loans	15,203	13,266	11,755	1,511	354	13,130	–	14,305	–
Total commercial real estate	156,322	110,363	93,134	17,229	3,139	117,935	–	130,366	–

Residential mortgage:
Permanent mortgage	12,122	10,885	5,016	5,869	989	11,479	–	11,475	–
Home equity	–	–	–	–	–	–	–	–	–
Total residential mortgage	12,122	10,885	5,016	5,869	989	11,479	–	11,475	–

Consumer:
Indirect automobile	–	–	–	–	–	–	–	–	–
Other consumer	2,449	1,921	1,348	573	115	2,244	–	1,836	–
Total consumer	2,449	1,921	1,348	573	115	2,244	–	1,836	–

Total	$254,963	$176,331	$146,331	$30,000	$6,683	$186,890	$–	$189,420	$–
Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, have been recovered.

A summary of risk-graded impaired loans at December 31, 2010 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance

Commercial:
Energy	$559	$465	$404	$61	$60
Services	28,579	19,262	15,985	3,277	1,227
Wholesale/retail	14,717	8,486	7,562	924	684
Manufacturing	5,811	2,116	2,116	–	–
Healthcare	4,701	3,534	2,743	791	95
Integrated food services	172	13	13	–	–
Other commercial and industrial	13,007	4,446	4,446	–	–
Total commercial	67,546	38,322	33,269	5,053	2,066

Commercial real estate:
Construction and land development	138,922	99,579	84,959	14,620	2,428
Retail	6,111	4,978	1,968	3,010	514
Office	25,702	19,654	18,798	856	106
Multifamily	24,368	6,725	6,129	596	115
Industrial	4,087	4,087	–	4,087	723
Other real estate loans	17,129	15,343	13,802	1,541	321
Total commercial real estate	216,319	150,366	125,656	24,710	4,207

Residential mortgage:
Permanent mortgage	15,258	12,064	8,574	3,490	781
Home equity	–	–	–	–	–
Total residential mortgage	15,258	12,064	8,574	3,490	781

Consumer:
Indirect automobile	–	–	–	–	–
Other consumer	1,909	1,751	1,506	245	78
Total consumer	1,909	1,751	1,506	245	78

Total	$301,032	$202,503	$169,005	$33,498	$7,132

Investments in impaired loans were as follows (in thousands):

	June 30, 2011	Dec. 31, 2010	June 30, 2010

Investment in impaired loans	$176,331	$202,503	$292,679
Impaired loans with specific allowance for loss	30,000	33,498	97,897
Specific allowance balance	6,683	7,132	19,578
Impaired loans with no specific allowance for loss	146,331	169,005	194,782
Average recorded investment in impaired loans	186,890	262,368	319,655

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans 30 to 89 days past due and accruing, loans 90 days or more past due and accruing and nonaccrual loans as of June 30, 2011 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total

Commercial:
Energy	$1,682,344	$153	$–	$345	$1,682,842
Services	1,691,451	3,759	1,593	16,254	1,713,057
Wholesale/retail	1,041,864	697	487	25,138	1,068,186
Manufacturing	362,785	–	–	4,366	367,151
Healthcare	863,169	177	–	5,962	869,308
Integrated food services	195,774	–	–	–	195,774
Other commercial and industrial	280,729	192	57	1,300	282,278
Total commercial	6,118,116	4,978	2,137	53,365	6,178,596

Commercial real estate:
Construction and land development	288,494	2,333	–	76,265	367,092
Retail	430,941	2,911	–	4,642	438,494
Office	468,712	2,320	–	11,473	482,505
Multifamily	330,945	–	–	4,717	335,662
Industrial	161,783	384	–	–	162,167
Other real estate loans	381,961	2,393	175	13,266	397,795
Total commercial real estate	2,062,836	10,341	175	110,363	2,183,715

Residential mortgage:
Permanent mortgage	1,104,450	18,735	–	27,991	1,151,176
Permanent mortgages guaranteed by U.S. government agencies	8,426	3,728	122,304	–	134,458
Home equity	576,203	2,450	8	3,702	582,363
Total residential mortgage	1,689,079	24,913	122,312	31,693	1,867,997

Consumer:
Indirect automobile	152,496	7,256	19	2,729	162,500
Other consumer	341,683	1,031	2	2,020	344,736
Total consumer	494,179	8,287	21	4,749	507,236

Total	$10,364,210	$48,519	$124,645	$200,170	$10,737,544

A summary of loans currently performing, loans 30 to 89 days past due and accruing, loans 90 days or more past due and accruing and nonaccrual loans as of December 31, 2010 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total

Commercial:
Energy	$1,707,466	$507	$2,971	$465	$1,711,409
Services	1,558,120	3,196	343	19,262	1,580,921
Wholesale/retail	1,001,422	315	23	8,486	1,010,246
Manufacturing	321,102	168	1,805	2,116	325,191
Healthcare	805,124	75	892	3,534	809,625
Integrated food services	204,199	71	–	13	204,283
Other commercial and industrial	287,357	111	274	4,579	292,321
Total commercial	5,884,790	4,443	6,308	38,455	5,933,996

Commercial real estate:
Construction and land development	344,016	3,170	1,099	99,579	447,864
Retail	394,445	6,117	–	4,978	405,540
Office	437,496	300	–	19,654	457,450
Multifamily	362,517	–	–	6,725	369,242
Industrial	177,660	346	–	4,087	182,093
Other real estate loans	395,320	4,301	197	15,343	415,161
Total commercial real estate	2,111,454	14,234	1,296	150,366	2,277,350

Residential mortgage:
Permanent mortgage	1,148,271	22,177	–	32,111	1,202,559
Permanent mortgages guaranteed by U.S. government agencies	10,451	4,342	57,592	–	72,385
Home equity	546,384	1,605	–	5,315	553,304
Total residential mortgage	1,705,106	28,124	57,592	37,426	1,828,248

Consumer:
Indirect automobile	225,601	11,382	67	2,526	239,576
Other consumer	360,603	927	295	2,041	363,866
Total consumer	586,204	12,309	362	4,567	603,442

Total	$10,287,554	$59,110	$65,558	$230,814	$10,643,036

(5) Mortgage Banking Activities

The Company originates, markets and services conventional and government-sponsored residential mortgage loans.  Generally, conforming fixed-rate residential mortgage loans are held for sale in the secondary market and non-conforming and adjustable-rate residential mortgage loans are held for investment.  All residential mortgage loans originated for sale by the Company are carried at fair value based on sales commitments and market quotes.  Changes in the fair value of mortgage loans held for sale are included in Other operating revenue – Mortgage banking revenue.  Residential mortgage loans held for sale also includes the fair value of residential mortgage loan commitments and forward sale commitments which are considered derivative contracts that have not been designated as hedging instruments.  The volume of mortgage loans originated for sale is the primary driver of originating and marketing revenue.

Residential mortgage loan commitments are generally outstanding for 60 to 90 days, which represents the typical period from commitment to originate a residential mortgage loan to when the closed loan is sold to an investor.   Residential mortgage loan commitments are subject to both credit and interest rate risk.  Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets.  Exposure to interest rates fluctuations is partially managed through forward sales of residential mortgage-backed securities and forward sales contracts.  These latter contracts set the price for loans that will be delivered in the next 60 to 90 days.

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loans commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2011		December 31, 2010		June 30, 2010
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value

Residential mortgage loans held for sale	$162,579	$167,300	$253,778	$254,669	$227,574	$229,493
Residential mortgage loan commitments	156,209	2,793	138,870	2,251	189,029	5,538
Forward sales contracts	302,526	(484)	396,422	6,493	407,457	(7,457)
		$169,609		$263,413		$227,574

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2011, December 31, 2010 or June 30, 2010.  No credit losses were recognized on residential mortgage loans held for sale for the three and six month periods ended June 30, 2011 and 2010.

BOK Financial transfers financial assets as part of its mortgage banking activities.  Transfers are recorded as sales for financial reporting purposes when the criteria for surrender of control are met.  BOK Financial retains certain obligations to residential mortgage loans transferred and may retain the right to service the assets.  The Company may also retain a residual interest in excess cash flows generated by the assets.  All assets obtained, including cash, servicing rights and residual interests, and all liabilities incurred, are initially recognized at fair value, all assets transferred are derecognized and any gain or loss on the sale is recognized in earnings as they occur.

Mortgage servicing rights may be recognized when mortgage loans are originated pursuant to an existing plan for sale or, if no such plan exists, when the mortgage loans are sold.  Mortgage servicing rights may also be purchased.  Both originated or purchased mortgage servicing rights are initially recognized at fair value.  The Company has elected to carry all mortgage servicing rights at fair value.  Changes in the fair value are recognized in earnings as they occur.  The unpaid principal balance of loans serviced for others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
Number of residential mortgage loans serviced	96,578	96,443	96,152
Outstanding principal balance of residential mortgage loans serviced for others	$11,283,442	$11,194,582	$10,991,572
Weighted average interest rate	5.36%	5.44%	5.63%
Remaining term (in months)	291	292	296

Servicing fee income and late charges on loans serviced for others is included Mortgage banking revenue along with revenue from originating and marketing residential mortgage loans, including gains (losses) on residential mortgage loans held for sale and changes in fair value of derivative contracts not designated as hedging instruments related to residential mortgage loan commitments and forward sales contracts, as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Originating and marketing revenue:
Residential mortgage loan held for sale	$10,037	$13,528	$23,373	$21,326
Residential mortgage loan commitments	(702)	3,072	542	5,043
Forward sales contracts	74	(7,836)	(6,977)	(11,083)
Total originating and marketing revenue	9,409	8,764	16,938	15,286
Servicing revenue	9,947	9,571	19,774	17,920
Total mortgage banking revenue	$19,356	$18,335	$36,712	$33,206

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2011 is as follows (in thousands):

	Purchased	Originated	Total
Balance at March 31, 2011	$38,343	$82,002	$120,345
Additions, net	–	5,798	5,798
Change in fair value due to loan runoff	(1,218)	(2,240)	(3,458)
Change in fair value due to market changes	(4,259)	(9,234)	(13,493)
Balance at June 30, 2011	$32,866	$76,326	$109,192

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2011 is as follows (in thousands):

	Purchased	Originated	Total
Balance at December 31, 2010	$37,900	$77,823	$115,723
Additions, net	–	10,767	10,767
Change in fair value due to loan runoff	(2,551)	(4,383)	(6,934)
Change in fair value due to market changes	(2,483)	(7,881)	(10,364)
Balance at June 30, 2011	$32,866	$76,326	$109,192

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2010 is as follows (in thousands):

	Purchased	Originated	Total
Balance at March 31, 2010	$51,919	$67,147	$119,066
Additions, net	–	5,161	5,161
Change in fair value due to loan runoff	(1,313)	(4,514)	(5,827)
Change in fair value due to market changes	(13,160)	(6,298)	(19,458)
Balance at June 30, 2010	$37,446	$61,496	$98,942

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2010 is as follows (in thousands):

	Purchased	Originated	Total
Balance at December 31, 2009	$7,828	$65,996	$73,824
Additions, net	31,892	10,362	42,254
Change in fair value due to loan runoff	(2,641)	(8,969)	(11,610)
Gain on purchase of mortgage servicing rights	11,832	–	11,832
Change in fair value due to market changes	(11,465)	(5,893)	(17,358)
Balance at June 30, 2010	$37,446	$61,496	$98,942

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

Changes in the fair value of mortgage servicing rights are included in Other operating expense in the Consolidated Statements of Earnings.  Changes in fair value due to loan runoff are included in Mortgage banking costs.  Changes in fair value due to market changes are reported separately.  Changes in fair value due to market changes during the period relate to assets held at the reporting date.

There is no active market for trading in mortgage servicing rights after origination.  Fair value is determined by discounting the projected net cash flows. Significant assumptions considered significant unobservable inputs used to determine fair value are:

	June 30, 2011	December 31, 2010	June 30, 2010
Discount rate – risk-free rate plus a market premium	10.36%	10.36%	10.38%
Prepayment rate – based upon loan interest rate, original term and loan type	10.26% - 38.37%	6.53% - 23.03%	8.3% - 34.5%
Loan servicing costs – annually per loan based upon loan type	$55 - $105	$35 - $60	$35 - $60
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	2.02%	2.21%	1.34%

The Company is exposed to interest rate risk as benchmark mortgage interest rates directly affect the prepayment speeds used in valuing our mortgage servicing rights, which is partially managed through forward sales of residential mortgage-backed securities and forward sales contracts. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors.  The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial’s servicing portfolio.  At least annually, the Company requests estimates of fair value from outside sources to corroborate the results of the valuation model.  There have been no changes in the techniques used to value mortgage servicing rights.

Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced by interest rate at June 30, 2011 follows (in thousands):

	< 4.50%	4.50% - 5.49%	5.50% - 6.49%	> 6.49%	Total

Fair value	$10,120	$62,499	$31,015	$5,558	$109,192
Outstanding principal of loans serviced1	$1,144,667	$5,496,830	$3,339,781	$1,302,164	$11,283,442
Weighted average prepayment rate2	11.16%	10.26%	17.27%	38.37%	15.67%
1	Excludes outstanding principal of $833 million for loans serviced for affiliates

2	Annual prepayment estimates based upon loan interest rate, original term and loan type

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At June 30, 2011, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $0.7 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $7.1 million.  In our model, changes in the value of our servicing rights due to changes in interest rates assume stable relationships between mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans service for others by investor at June 30, 2011 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$5,469,151	$47,973	$15,238	$62,673	$5,595,035
FNMA	1,333,645	23,490	5,728	26,039	1,388,902
GNMA	3,541,114	127,350	33,900	120,756	3,823,120
Other	447,872	9,991	3,077	15,445	476,385
Total	$10,791,782	$208,804	$57,943	$224,913	$11,283,442

The Company has off-balance sheet credit risk related to residential mortgage loans sold with recourse prior to 2008 under various community development programs.  These loans consist of first lien, fixed rate residential mortgage loans sold to U.S. government agencies and underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties.  However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans.  The Company no longer sells residential mortgage loans with recourse other than obligations under standard representation and warranties.  The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest.  The principal balance of residential mortgage loans sold subject to recourse obligations totaled $274 million at June 30, 2011, $289 million at December 31, 2010 and $311 million at June 30, 2010.  A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $18 million at June 30, 2011, $17 million at December 31, 2010 and $14 million at June 30, 2010.  At June 30, 2011, approximately 6% of the loans sold with recourse with an outstanding principal balance of $16 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5% with an outstanding balance of $14 million were past due 30 to 89 days.  The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Beginning balance	$16,487	$13,781	$16,667	$13,781
Provision for recourse losses	2,532	1,568	3,326	2,867
Loans charged off, net	(1,479)	(1,568)	(2,453)	(2,867)
Ending balance	$17,540	$13,781	$17,540	$13,781

The Company also has off-balance sheet credit risk for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements.  As of June 30, 2011, less than 10% of purchase requests made in 2010 and 2011 have resulted in actual repurchases or indemnification by the Company.  For the six months ended June 30, 2011, we have repurchased 2 loans for $361 thousand from the agencies.  No losses have been incurred on these loans as of June 30, 2011.  At June 30, 2011, we have unresolved deficiency requests from the agencies on 166 loans with an aggregate outstanding principal balance of $27 million.  During 2010, the Company established an accrual for credit losses related to potential loan repurchases under representations and warranties which is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statement of Earnings.  This accrual totals $2.1 million at June 30, 2011.  No amounts have been charged against this allowance as of June 30, 2011.

(6) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006.  The Company recognized periodic pension expense of $1.2 million and $955 thousand for the three months ended June 30, 2011 and 2010, respectively and $1.9 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively.  The Company made no Pension Plan contributions during the six months ended June 30, 2011 and 2010.

Management has been advised that the maximum allowable contribution for 2011 is $28 million.  No minimum contribution is required for 2011.

(7)  Commitments and Contingent Liabilities

BOSC, Inc. has been joined as a defendant in a putative class action brought on behalf of unit holders of SemGroup Energy Partners, LP in the United States District Court for the Northern District of Oklahoma.  The lawsuit is brought pursuant to Sections 11 and 12(a)(2) of the Securities Act of 1933 against all of the underwriters of issuances of partnership units in the Initial Public Offering in July 2007 and in a Secondary Offering in January 2008.  BOSC underwrote $6.25 million of units in the Initial Public Offering.  BOSC was not an underwriter in the Secondary Offering.  Counsel for BOSC believes BOSC has valid defenses to the claims asserted in the litigation.  A definitive settlement agreement among the issuer, the underwriters, and all parties to the litigation has been reached at no material loss to the Company. The definitive agreement has been preliminarily approved by the Court and is set for hearing for final approval.

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

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan.  A contingent liability was recognized for the Company’s share of Visa’ covered litigation liabilities.  The contingent liability totaled $774 thousand at June 30, 2011.  Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering in 2008 and from available cash.  BOK Financial recognized a $774 thousand receivable for its proportionate share of this escrow account.

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

At June 30, 2011, Cavanal Hill Funds’ assets included $1.0 billion of U.S. Treasury, $863 million of cash management and $337 million of tax-free money market funds.  Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities.  The net asset value of units in these funds was $1.00 at June 30, 2011.  An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries.  BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.  No assets were purchased from the funds in 2011 or 2010.

Cottonwood Valley Ventures, Inc. (“CVV, Inc.”), an indirectly wholly-owned subsidiary of BOK Financial, is being audited by the Oklahoma Tax Commission (“OTC”) for tax years 2007 through 2009.  CVV, Inc. is a qualified venture capital company under the applicable Oklahoma statute.  As authorized by the statute, CVV, Inc. guarantees transferable Oklahoma state income tax credits by providing direct debt financing to private companies which qualify as statutory business ventures.  Due to certain statutory limitations on utilization of such credits, CVV, Inc. must sell the majority of the credits to provide the economic incentives provided for by the statute.  In the event that the OTC disallows any of the credits, CVV, Inc. would be required to indemnify purchasers for the tax credits disallowed.  Management does not anticipate that this audit will have a material adverse impact to the financial statements.

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”).  The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships.  These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies.  At June 30, 2011, the Funds’ assets, included in Other assets on the Consolidated Balance Sheets, totaled $28 million.  The Funds have no debt.  The general partner has contingent obligations to make additional investments totaling $14 million at June 30, 2011, substantially all of which are offset by limited partner commitments.  The Company does not accrue its contingent liability to fund investments.

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City of Tulsa (“City”) as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building.  All rent payments are current.  Remaining guaranteed rents totaled $18.6 million at June 30, 2011.  Current leases expire or are subject to lessee termination options at various dates in 2012 and 2014.  Our obligation under the agreement would be affected by lessee decisions to exercise these options.  In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from rental of space that was vacant at the inception of the agreement.  Approximately 42 thousand square feet of this additional space has been rented to outside parties since the date of the agreement.  The maximum amount that the Company may receive under this agreement is $4.5 million.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints.  Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not have a material effect on the Company’s financial condition, results of operations or cash flows.

(8) Shareholders’ Equity

On July 26, 2011, the Board of Directors of BOK Financial approved a $0.275 per share quarterly common stock dividend.  The quarterly dividend will be payable on or about August 26, 2011 to shareholders of record as of August 12, 2011.

Dividends declared during the three and six month periods ended June 30, 2011 were $0.275 per share and $0.525 per share, respectively.    Dividends declared during the three and six months ended June 30, 2010 were $0.25 per share and $0.49 per share, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes unrealized gains and losses on available for sale securities and accumulated gains or losses on effective cash flow hedges, including hedges of anticipated transactions.  Gains and losses in AOCI are net of deferred income taxes.  Accumulated losses on the rate lock hedge of the 2005 subordinated debenture issuance will be reclassified into income over the ten-year life of the debt.  Unrealized losses on employee benefit plans will be reclassified into income as pension plan costs are recognized over the remaining service period of plan participants.  A rollforward of the components of accumulated other comprehensive income (loss) is includes as follows (in thousands):

	Unrealized	Non-Credit	Accumulated	Unrealized
	Gain (Loss)	Related	(Loss) on	(Loss)
	On Available	Unrealized	Effective	On
	For Sale	Losses on	Cash Flow	Employee
	Securities	OTTI Securities1	Hedges	Benefit Plans	Total

Balance at December 31, 2009	$59,772	$(53,000)	$(1,039)	$(16,473)	$(10,740)
Net change in unrealized gains (losses) on securities	195,882	12,006	–	–	207,888
Unrealized loss on newly identified other-than-temporary securities	20,667	(20,667)	–	–	–
Credit losses recognized in earnings	–	6,871	–	–	6,871
Tax benefit (expense) on unrealized gains (losses)	(83,845)	945	–	(145)	(83,045)
Reclassification adjustment for (gains) losses realized and included in net income	(12,545)	–	136	–	(12,409)
Reclassification adjustment for tax expense (benefit)on realized gains (losses)	4,886	–	(53)	–	4,833
Unrealized gains on employee benefit plans	–	–	–	373	373
Balance at June 30, 2010	$184,817	$(53,845)	$(956)	$(16,245)	$113,771

Balance at December 31, 2010	$157,770	$(35,276)	$(878)	$(13,777)	$107,839
Net change in unrealized gains (losses) on securities	73,466	(9,448)	–	–	64,018
Credit losses recognized in earnings	–	9,349	–	–	9,349
Transfer from Non-Credit Related Unrealized Losses on OTTI Securities to unrealized gain on available for sale securities	180	(180)	–	–	–
Tax benefit (expense) on unrealized gains (losses)	(29,372)	662	–	–	(28,710)
Reclassification adjustment for (gains) losses realized and included in net income	(10,370)	–	156	–	(10,214)
Reclassification adjustment for tax expense (benefit) on realized gains (losses)	4,034	–	(61)	–	3,973
Unrealized gains on employee benefit plans	–	–	–	–	–
Balance at June 30, 2011	$195,708	$(34,893)	$(783)	$(13,777)	$146,255
1 Represents changes in unrealized losses recognized in AOCI on available for sale securities for which an other-than-temporary impairment (“OTTI”) was recorded in earnings.

(9)  Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$69,007	$63,522	$133,781	$123,655
Earnings allocated to participating securities	(559)	(434)	(1,020)	(767)
Numerator for basic earnings per share – income available to common shareholders	68,448	63,088	132,761	122,888
Effect of reallocating undistributed earnings of participating securities	2	1	3	2
Numerator for diluted earnings per share – income available to common shareholders	$68,450	$63,089	$132,764	$122,890
Denominator:
Weighted average shares outstanding	68,451,428	68,069,864	68,419,699	68,018,225
Less: Participating securities included in weighted average shares outstanding	(552,945)	(464,057)	(519,420)	(418,876)
Denominator for basic earnings per common share	67,898,483	67,605,807	67,900,279	67,599,349
Dilutive effect of employee stock compensation plans1	271,002	274,780	272,903	236,257
Denominator for diluted earnings per common share	68,169,485	67,880,587	68,173,182	67,835,606
Basic earnings per share	$1.01	$0.93	$1.96	$1.82
Diluted earnings per share	$1.00	$0.93	$1.95	$1.81
1Excludes employee stock options with exercise prices greater than current market price.	785,686	601,361	771,343	1,018,503

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$86,067	$21,357	$7,184	$2,261	$57,132	$174,001
Net interest revenue (expense) from internal sources	(7,225)	7,597	3,476	–	(3,848)	–

Total net interest revenue	78,842	28,954	10,660	2,261	53,284	174,001

Other operating revenue	36,104	46,340	42,699	–	6,027	131,170
Operating expense	54,594	58,130	46,899	–	26,695	186,318
Provision for credit losses	4,660	3,435	836	–	(6,231)	2,700
Decrease in fair value of mortgage service rights	–	(13,493)	–	–	–	(13,493)
Gain on financial instruments, net	–	11,145	–	–	645	11,790
Loss on repossessed assets, net	(3,147)	(229)	–	–	(22)	(3,398)
Income before taxes	52,545	11,152	5,624	2,261	39,470	111,052
Federal and state income tax	20,440	4,338	2,188	–	12,391	39,357
Net income	32,105	6,814	3,436	2,261	27,079	71,695
Net income attributable to non-controlling interest	–	–	–	–	2,688	2,688
Net income attributable to BOK Financial Corporation	$32,105	$6,814	$3,436	$2,261	$24,391	$69,007

Average assets	$9,393,935	$5,819,151	$3,659,617	$–	$5,106,532	$23,979,235
Average invested capital	867,491	271,353	176,069	–	1,335,976	2,650,889

Performance measurements:
Return on average assets	1.37%	0.47%	0.38%			1.15%
Return on average invested capital	14.84%	10.07%	7.83%			10.44%
Efficiency ratio	47.50%	77.20%	87.89%			62.23%

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$170,020	$40,022	$14,713	$4,582	$115,303	$344,640
Net interest revenue (expense) from internal sources	(16,270)	16,655	6,219	–	(6,604)	–

Total net interest revenue	153,750	56,677	20,932	4,582	108,699	344,640

Other operating revenue	71,610	89,760	82,558	–	10,448	254,376
Operating expense	107,112	113,269	90,086	–	53,098	363,565
Provision for credit losses	11,437	7,035	1,280	–	(10,802)	8,950
Decrease in fair value of mortgage service rights	–	(10,364)	–	–	–	(10,364)
Gain on financial instruments, net	–	5,208	18	–	936	6,162
Loss on repossessed assets, net	(6,731)	(421)	–	–	(577)	(7,729)
Income before taxes	100,080	20,556	12,142	4,582	77,210	214,570
Federal and state income tax	38,931	7,996	4,723	–	26,459	78,109
Net income	61,149	12,560	7,419	4,582	50,751	136,461
Net income attributable to non-controlling interest	–	–	–	–	2,680	2,680
Net income attributable to BOK Financial Corporation	$61,149	$12,560	$7,419	$4,582	$48,071	$133,781

Average assets	$9,283,264	$5,940,101	$3,643,497	$–	$4,982,749	$23,849,611
Average invested capital	865,439	272,301	175,505	–	1,294,836	2,608,081

Performance measurements:
Return on average assets	1.33%	0.43%	0.41%			1.13%
Return on average invested capital	14.25%	9.30%	8.52%			10.34%
Efficiency ratio	47.53%	77.35%	87.05%			60.69%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$85,129	$21,498	$8,358	$2,327	$64,801	$182,113
Net interest revenue (expense) from internal sources	(12,633)	11,444	2,391	–	(1,202)	–

Total net interest revenue	72,496	32,942	10,749	2,327	63,599	182,113

Other operating revenue	33,531	50,439	42,020	–	3,723	129,713
Operating expense	50,578	61,613	43,829	–	19,790	175,810
Provision for credit losses	22,477	10,300	3,135	–	128	36,040
Decrease in fair value of mortgage service rights	–	(19,458)	–	–	–	(19,458)
Gain on financial instruments, net	–	22,431	15	–	5,280	27,726
Gain (loss) on repossessed assets, net	(10,741)	90	–	–	7	(10,644)
Income before taxes	22,231	14,531	5,820	2,327	52,691	97,600
Federal and state income tax	8,648	5,653	2,264	–	15,477	32,042
Net income	13,583	8,878	3,556	2,327	37,214	65,558
Net income attributable to non-controlling interest	–	–	–	–	2,036	2,036
Net income attributable to BOK Financial Corporation	$13,583	$8,878	$3,556	$2,327	$35,178	$63,522

Average assets	$8,982,359	$6,197,861	$3,355,079	$–	$4,909,508	$23,444,807
Average invested capital	909,930	312,192	167,903	–	988,704	2,378,729

Performance measurements:
Return on average assets	0.61%	0.57%	0.43%			1.09%
Return on average invested capital	5.99%	11.41%	8.49%			10.71%
Efficiency ratio	47.70%	73.89%	83.06%			59.56%

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
Net interest income from external sources	$170,027	$40,993	$16,987	$4,743	$131,937	$364,687
Net interest income (expense) from internal sources	(25,016)	23,323	5,412	–	(3,719)	–

Total net interest revenue	145,011	64,316	22,399	4,743	128,218	364,687

Other operating revenue	63,213	93,661	79,340	–	7,424	243,638
Operating expense	100,401	117,782	84,901	–	45,391	348,475
Provision for credit losses	50,856	14,008	5,900	–	7,376	78,140
Decrease in fair value of mortgage service rights	–	(5,526)	–	–	–	(5,526)
Gain on financial instruments, net	–	22,220	16	–	5,448	27,684
Gain (loss) on repossessed assets, net	(15,764)	121	–	–	–	(15,643)
Income before taxes	41,203	43,002	10,954	4,743	88,323	188,225
Federal and state income tax	16,028	16,728	4,261	–	25,308	62,325
Net income	25,175	26,274	6,693	4,743	63,015	125,900
Net income attributable to non-controlling interest	–	–	–	–	2,245	2,245
Net income attributable to BOK Financial Corporation	$25,175	$26,274	$6,693	$4,743	$60,770	$123,655

Average assets	$9,078,390	$6,178,632	$3,321,811	$–	$4,821,760	$23,400,593
Average invested capital	920,056	290,796	167,495	–	960,552	2,338,899

Performance measurements:
Return on average assets	0.56%	0.86%	0.41%			1.07%
Return on average invested capital	5.52%	18.22%	8.06%			10.66%
Efficiency ratio	48.22%	74.56%	83.45%			57.28%

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

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2011 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$1,110,761				$1,110,761
Trading securities	99,846				99,846
Investment securities:
Municipal and other tax-exempt	160,870				165,449
Other debt securities	188,713				203,798
Total investment securities	349,583				369,247

Available for sale securities:
U.S. Treasury	1,003				1,003
Municipal and other tax-exempt	70,210				70,210
U.S. agency residential mortgage-backed securities	8,893,789				8,893,789
Private issue residential mortgage-backed securities	513,222				513,222
Other debt securities	5,893				5,893
Perpetual preferred stock	22,694				22,694
Equity securities and mutual funds	60,197				60,197
Total available for sale securities	9,567,008				9,567,008

Mortgage trading securities	553,231				553,231
Residential mortgage loans held for sale	169,609				169,609

Loans:
Commercial	6,178,596	0.25 – 18.00%	0.60	0.72 – 4.50%	6,085,941
Commercial real estate	2,183,715	0.38 – 18.00%	1.18	0.28 – 3.66%	2,134,950
Residential mortgage	1,867,997	0.38 – 18.00%	3.32	0.74 – 4.31%	1,915,710
Consumer	507,236	0.38 – 21.00%	0.53	1.96 – 3.74%	507,831
Total loans	10,737,544				10,644,432
Allowance for loan losses	(286,611)				–
Net loans	10,450,933				10,644,432

Mortgage servicing rights	109,192				109,192
Derivative instruments with positive fair value, net of cash margin	229,887				229,887
Other assets – private equity funds	28,313				28,313
Deposits with no stated maturity	13,951,177				13,951,177
Time deposits	3,634,700	0.01 – 9.64%	1.91	0.76 – 1.45%	3,655,527
Other borrowings	2,962,759	0.07 – 6.58%	0.00	0.07 – 2.65%	2,962,773
Subordinated debentures	398,788	5.19 – 5.82%	1.87	3.50%	412,242
Derivative instruments with negative fair value, net of cash margin	173,917				173,917

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2010 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$1,269,404				$1,269,404
Trading securities	55,467				55,467

Investment securities:
Municipal and other tax-exempt	184,898				188,577
Other debt securities	154,655				157,528
Total investment securities	339,553				346,105

Available for sale securities:
Municipal and other tax-exempt	72,942				72,942
U.S. agency residential mortgage-backed securities	8,446,908				8,446,908
Privately issued residential mortgage-backed securities	644,210				644,210
Other debt securities	6,401				6,401
Perpetual preferred stock	22,114				22,114
Equity securities and mutual funds	43,046				43,046
Total available for sale securities	9,235,621				9,235,621

Mortgage trading securities	428,021				428,021
Residential mortgage loans held for sale	263,413	–	–	–	263,413

Loans:
Commercial	5,933,996	0.25 –18.00%	0.57	0.72 – 4.67%	5,849,443
Commercial real estate	2,277,350	0.38 –18.00%	1.17	0.29 – 3.81%	2,221,443
Residential mortgage	1,828,248	0.38 –18.00%	3.65	0.79 – 4.58%	1,860,913
Consumer	603,442	0.38 –21.00%	0.67	1.98 – 3.91%	605,656
Total loans	10,643,036				10,537,455
Allowance for loan losses	(292,971)				–
Net loans	10,350,065				10,537,455

Mortgage servicing rights	115,723				115,723
Derivative instruments with positive fair value, net of cash margin	270,445				270,445
Other assets – private equity funds	25,436				25,436
Deposits with no stated maturity	13,669,893				13,669,893
Time deposits	3,509,168	0.01 –9.64%	1.85	0.82 – 1.56%	2,979,505
Other borrowings	3,117,358	0.13 –6.58%	0.02	0.13 – 2.73%	2,982,460
Subordinated debentures	398,701	5.19 –5.82%	2.30	3.72%	413,328
Derivative instruments with negative fair value, net of cash margin	215,420				215,420

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2010 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$852,526				$852,526
Trading securities	62,159				62,159
Investment securities:
Municipal and other tax-exempt	221,702				227,301
Other debt securities	131,575				136,585
Total investment securities	353,277				363,886

Available for sale securities:
Municipal and other tax-exempt	66,439				66,439
U.S. agency residential mortgage-backed securities	8,223,719				8,223,719
Private issue residential mortgage-backed securities	735,516				735,516
Other debt securities	13,064				13,064
Perpetual preferred stock	19,881				19,881
Equity securities and mutual funds	47,209				47,209
Total available for sale securities	9,105,828				9,105,828

Mortgage trading securities	534,641				534,641
Residential mortgage loans held for sale	227,574				227,574
Loans:
Commercial	6,011,528	0.25 – 18.00%	0.54	0.72 – 4.61%	5,915,895
Commercial real estate	2,340,909	0.38 – 18.00	1.08	0.30 – 3.91	2,291,533
Residential mortgage	1,834,246	0.38 – 18.00	3.12	1.16 – 4.17	1,912,579
Consumer	696,034	0.38 – 21.00	0.90	1.92 – 4.16	704,498
Total loans	10,882,717				10,824,505
Allowance for loan losses	(299,489)				–
Net loans	10,583,228				10,824,505

Mortgage servicing rights	98,942				98,942
Derivative instruments with positive fair value, net of cash margin	334,576				334,576
Other assets – private equity funds	23,834				23,834
Deposits with no stated maturity	12,414,412				12,414,412
Time deposits	3,673,088	0.01 – 9.64	1.54	1.05 – 1.54	3,158,578
Other borrowings	3,970,770	0.14 – 6.58	0.37	0.18 – 2.81	3,834,960
Subordinated debentures	398,617	5.19 – 5.82	2.60	3.88	415,161
Derivative instruments with negative fair value, net of cash margin	299,851				299,851

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

Credit risk is considered in determining the fair value of derivative instruments.  Management determines fair value adjustments based on various risk factors including but not limited to counterparty credit rating or equivalent loan grading, derivative contract notional size, price volatility of the underlying commodity, duration of the derivative contracts and expected loss severity.  Expected loss severity is based on historical losses for similarly risk-graded commercial loan customers.  Decreases in counterparty credit rating or grading and increases in price volatility and expected loss severity all tend to increase the credit quality adjustment which reduces the fair value of asset contracts.  The reduction in fair value is recognized in earnings during the current period.

We also consider our own credit risk in determining the fair value of derivative contracts.  Changes in our credit rating would affect the fair value of our derivative liabilities.  In the event of a credit downgrade, the fair value of our derivative liabilities would increase.  The change in the fair value would be recognized in earnings in the current period.

Residential Mortgage Loans Held for Sale

Residential mortgage loans held for sale are carried on the balance sheet at fair value.  The fair values of residential mortgage loans held for sale are based upon quoted market prices of such loans sold in securitization transactions, including related unfunded loan commitments.

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $259 million at June 30, 2011, $266 million at December 31, 2010 and $280 million at June 30, 2010.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at June 30, 2011, December 31, 2010 or June 30, 2010.

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

Fair Value of Financial Instruments Measured on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of June 30, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$$99,846	$2,327	$97,519	$–

Available for sale securities:
U.S. Treasury	1,003	1,003	–	–
Municipal and other tax-exempt	70,210	–	26,552	43,658
U.S. agency residential mortgage-backed securities	8,893,789	–	8,893,789	–
Private issue residential mortgage-backed securities	513,222	–	513,222	–
Other debt securities	5,893	–	–	5,893
Perpetual preferred stock	22,694	–	22,694	–
Equity securities and mutual funds	60,197	41,557	18,640	–
Total available for sale securities	9,567,008	42,560	9,474,897	49,551

Mortgage trading securities	553,231	–	553,231	–
Residential mortgage loans held for sale	169,609	–	169,609	–
Mortgage servicing rights	109,192	–	–	109,192	1
Derivative contracts, net of cash margin2	229,887	–	229,887	–
Other assets – private equity funds	28,313	–	–	28,313

Liabilities:
Derivative contracts, net of cash margin2	173,917	–	173,917	–
1
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

2	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$55,467	$877	$54,590	$–

Available for sale securities:
Municipal and other tax-exempt	72,942	–	25,849	47,093
U.S. agency residential mortgage-backed securities	8,446,908	–	8,446,908	–
Privately issued residential mortgage-backed securities	644,210	–	644,210	–
Other debt securities	6,401	–	1	6,400
Perpetual preferred stock	22,114	–	22,114	–
Equity securities and mutual funds	43,046	22,344	20,702	–
Total available for sale securities	9,235,621	22,344	9,159,784	53,493

Mortgage trading securities	428,021	–	428,021	–
Residential mortgage loans held for sale	263,413	–	263,413	–
Mortgage servicing rights	115,723	–	–	115,723	1
Derivative contracts, net of cash margin 2	270,445	–	270,445	–
Other assets – private equity funds	25,436	–	–	25,436

Liabilities:
Certificates of deposit	27,414	–	27,414	–
Derivative contracts, net of cash margin 2	215,420	–	215,420	–
1
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

2	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of June 30, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$62,159	$4,030	$58,129	$–

Available for sale securities:
Municipal and other tax-exempt	66,439	–	26,613	39,826
U.S. agency residential mortgage-backed securities	8,223,719	–	8,223,719	–
Privately issued residential mortgage-backed securities	735,516	–	735,516	–
Other debt securities	13,064	–	29	13,035
Perpetual preferred stock	19,881	–	19,881	–
Equity securities and mutual funds	47,209	22,728	24,481	–
Total available for sale securities	9,105,828	22,728	9,030,239	52,861

Mortgage trading securities	534,641	–	534,641	–
Residential mortgage loans held for sale	227,574	–	227,574	–
Mortgage servicing rights	98,942	–	–	98,984	1
Derivative contracts, net of cash margin 2	334,576	16,991	317,585	–
Other assets – private equity funds	23,834	–	–	23,834

Liabilities:
Certificates of deposit	27,957	–	27,957	–
Derivative contracts, net of cash margin 2	299,851	–	299,851	–
1
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

2	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of certain available for sale municipal and other debt securities may be based on significant unobservable inputs.  These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt.  Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack of trading volume.

These securities may be either investment grade or below investment grade.  As of June 30, 2011, taxable securities rated investment grade by all nationally recognized rating agencies are generally valued to yield 1.69% to 1.75%.  Average yields on comparable short-term taxable securities are generally less than 1%.  Tax-exempt securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 1.05% to 1.35%, which represents a spread of 75 to 80 basis points over average yields of comparable tax-exempt securities as of June 30, 2011.  The resulting estimated fair value of securities rated investment grade ranges from 98.89% to 99.34% of par value at June 30, 2011.

After other-than-temporary impairment charges, approximately $14 million of our municipal and other tax-exempt securities are rated below investment grade by at least one of the three nationally recognized rating agencies.  The fair value of these securities was determined based on yields ranging from 6.23% to 10.30%.  These yields were determined using a spread of 600 basis points over comparable municipal securities of varying durations.  Previously a spread of 525 basis points was used.  The resulting estimated fair value of securities rated below investment grade ranges from 82.66% to 82.83% of par value as of June 30, 2011.  All of these securities are currently paying contractual interest in accordance with their respective terms.

The following represents the changes for the three months ended June 30, 2011 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance, March 31, 2011	$43,767	$5,899	$25,046
Purchases and capital calls	–	–	746
Redemptions and distributions	–	–	(783)
Gain (loss) recognized in earnings:
Gain on other assets, net	–	–	3,304
Other-than-temporary impairment losses	(521)	–	–
Other comprehensive gain (loss)	412	(6)	–
Balance, June 30, 2011	$43,658	$5,893	$28,313

The following represents the changes for the six months ended June 30, 2011 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance, December 31, 2010	$47,093	$6,400	$25,436
Purchases and capital calls	7,520	–	1,652
Redemptions and distributions	(9,975)	(500)	(2,185)
Gain (loss) recognized in earnings:
Brokerage and trading revenue	(576)	–	–
Gain on other assets, net	–	–	3,410
Gain on securities, net	18	–	–
Other-than-temporary impairment losses	(521)	–	–
Other comprehensive (loss)	99	(7)	–
Balance, June 30, 2011	$43,658	$5,893	$28,313

The following represents the changes for the three months ended June 30, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at March 31, 2010	$38,004	$17,150	$22,825
Purchases, sales, issuances and settlements, net	1,775	(4,250)	663
Gain (loss) recognized in earnings
Brokerage and trading revenue	(11)	–	–
Gain (loss) on other assets, net	–	–	346
Gain on securities, net	–	–	–
Other comprehensive (loss)	58	135	–
Balance June 30, 2010	$39,826	$13,035	$23,834

The following represents the changes for the six months ended June 30, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

		Available for Sale Securities
	Trading Securities	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance, December 31, 2009	$9,800	$36,598	$17,116	$22,917
Purchases, sales, issuances and settlements, net	(9,800)	4,133	(4,200)	1
Gain (loss) recognized in earnings
Brokerage and trading revenue	–	(80)	–	–
Gain (loss) on other assets, net	–	–	–	916
Gain on securities, net	–	–	–	–
Other comprehensive (loss)	–	(825)	119	–
Balance, June 30, 2010	$–	$39,826	$13,035	$23,834

There were no transfers from quoted prices in active markets for identical instruments to significant other observable inputs during the six months ended June 30, 2011 or 2010, respectively.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the three months ended June 30, 2011:

	Carrying Value at June 30, 2011			Fair Value Adjustments for the Three Months Ended June 30, 2011 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Gross charge-offs against allowance for recourse loans	Net losses and expenses of repossessed assets, net
Impaired loans	$–	$17,949	$–	$4,071	$146	$–
Real estate and other repossessed assets	–	50,885	–	–	–	4,127

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the three months ended June 30, 2010:
	Carrying Value at June 30, 2010			Fair Value Adjustments for the Three Months Ended June 30, 2010 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$–	$55,893	$–	$28,243	$–
Real estate and other repossessed assets	–	28,778	6,736	–	11,623

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

Fair Value Election

Certain certificates of deposit were designated as carried at fair value.  This determination is made based on the Company’s intent to convert these certificates from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps that have not been designated as hedging instruments.  The fair value election for these liabilities better represents the economic effect of these instruments on the Company.  At June 30, 2011, there were no certificates of deposit that were designated as carried at fair value.  At June 30, 2010, the fair value and contractual principal amount of these certificates was $28 million and $27 million, respectively.  Change in the fair value of these certificate of deposit resulted in an unrealized gain during the three and six months ended June 30, 2010 of $201 thousand and $444 thousand, respectively, which is included in Gain (Loss) on Derivatives, net in the Consolidated Statement of Earnings.

As more fully disclosed in Note 2 and Note 5 to the Consolidated Financial Statements, the Company has elected to carry all mortgage-backed securities which have been designated as economic hedges against changes in the fair value of mortgage servicing rights and all residential mortgage loans originated for sale at fair value.  Changes in the fair value of these financial instruments are recognized in earnings.

 (12) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amount:
Federal statutory tax	$38,868	$34,160	$75,100	$65,879
Tax exempt revenue	(1,331)	(1,388)	(2,694)	(2,793)
Effect of state income taxes, net of federal benefit	2,738	2,003	5,376	3,718
Utilization of tax credits	(594)	(1,712)	(1,093)	(3,040)
Bank-owned life insurance	(979)	(877)	(1,964)	(1,742)
Other, net	655	(144)	3,384	303
Total	$39,357	$32,042	$78,109	$62,325

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Percent of pretax income:
Federal statutory tax	35%	35%	35%	35%
Tax exempt revenue	(1)	(1)	(1)	(1)
Effect of state income taxes, net of federal benefit	3	2	3	2
Utilization of tax credits	(1)	(2)	(1)	(2)
Bank-owned life insurance	(1)	(1)	(1)	(1)
Other, net	1	–	1	–
Total	36%	33%	36%	33%

(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2011 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q.  No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)
	Six Months Ended
	June 30, 2011			June 30, 2010
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate
Assets
Funds sold and resell agreements	$14,714	$7	0.10%	$27,543	$16	0.12%
Trading securities	70,494	1,159	3.32	64,817	1,453	4.52
Investment securities
Taxable3	168,902	5,145	6.14	63,864	2,786	8.80
Tax-exempt3	179,621	4,314	4.85	231,915	5,647	4.99
Total investment securities	348,523	9,459	5.48	295,779	8,433	5.82
Available for sale securities
Taxable3	9,393,136	138,992	3.08	8,699,466	152,804	3.70
Tax-exempt3	67,402	1,801	5.39	63,655	1,802	5.71
Total available for sale securities3	9,460,538	140,793	3.10	8,763,121	154,606	3.72
Mortgage trading securities	457,917	8,473	4.14	401,459	8,483	4.41
Residential mortgage loans held for sale	130,211	2,844	4.40	160,574	3,924	4.93
Loans2	10,667,329	249,653	4.72	11,078,796	264,795	4.82
Less allowance for loan losses	293,151	–	–	310,904
Loans, net of allowance	10,374,178	249,653	4.85	10,767,892	264,795	4.96
Total earning assets3	20,903,052	412,388	4.05	20,481,185	441,710	4.44
Cash and other assets	2,993,036			3,096,852
Total assets	$23,849,611			$23,578,037

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,407,130	$13,714	0.29%	$8,126,418	$20,179	0.50%
Savings	207,192	390	0.38	177,720	363	0.41
Time	3,624,602	33,098	1.84	3,736,535	33,367	1.80
Total interest-bearing deposits	13,238,924	47,202	0.72	12,040,673	53,910	0.90
Funds purchased	995,780	596	0.12	1,439,372	1,213	0.17
Repurchase agreements	1,033,127	1,554	0.30	1,093,581	3,063	0.56
Other borrowings	166,331	2,696	3.27	1,932,868	2,994	0.31
Subordinated debentures	398,745	11,118	5.62	398,578	11,101	5.62
Total interest-bearing liabilities	15,832,907	63,166	0.80	16,905,072	72,280	0.86
Non-interest bearing demand deposits	4,410,625			3,573,692
Other liabilities	997,998			760,374
Total equity	2,608,081			2,338,899
Total liabilities and equity	$23,849,611			$23,578,037

Tax-equivalent Net Interest Revenue3		$349,222	3.25%		$369,430	3.57
Tax-equivalent Net Interest Revenue to Earning Assets3			3.43			3.71
Less tax-equivalent adjustment1		4,582			4,743
Net Interest Revenue		344,640			364,687
Provision for credit losses		8,950			78,140
Other operating revenue		260,538			271,323
Other operating expense		381,658			369,645
Income before taxes		214,570			188,225
Federal and state income tax		78,109			62,325
Net income before non-controlling interest		136,461			125,900
Net income attributable to non-controlling interest		2,680			2,245
Net income attributable to BOK Financial Corp.		$133,781			$123,655

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.96			$1.82
Diluted		$1.95			$1.81
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Quarterly Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)
	Three Months Ended
	June 30, 2011			March 31, 2011
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate
Assets
Funds sold and resell agreements	$8,814	$3	0.14%	$20,680	$4	0.08%
Trading securities	80,113	584	2.92	60,768	576	3.84
Investment securities
Taxable3	183,084	2,800	6.13	154,562	2,345	6.15
Tax-exempt3	174,614	2,100	4.82	184,684	2,214	4.88
Total investment securities	357,698	4,900	5.49	339,246	4,559	5.46
Available for sale securities
Taxable3	9,473,401	69,978	3.02	9,311,980	69,014	3.15
Tax-exempt3	70,081	894	5.12	64,694	906	5.68
Total available for sale securities3	9,543,482	70,872	3.04	9,376,674	69,920	3.17
Mortgage trading securities	518,073	5,243	4.42	397,093	3,230	3.74
Residential mortgage loans held for sale	134,876	1,505	4.48	125,494	1,339	4.33
Loans2	10,680,755	124,871	4.69	10,653,756	124,782	4.75
Less allowance for loan losses	291,308	–	–	295,014	–	–
Loans, net of allowance	10,389,447	124,871	4.82	10,358,742	124,782	4.89
Total earning assets3	21,032,503	207,978	4.01	20,678,697	204,410	4.09
Cash and other assets	2,946,732			3,061,077
Total assets	$23,979,235			$23,739,774

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,184,141	6,130	0.27	$9,632,595	7,584	0.32
Savings	210,707	203	0.39	203,638	187	0.37
Time	3,632,130	16,827	1.86	3,616,991	16,271	1.82
Total interest-bearing deposits	13,026,978	23,160	0.71	13,453,224	24,042	0.72
Funds purchased	1,168,670	276	0.09	820,969	320	0.16
Repurchase agreements	1,004,217	513	0.20	1,062,359	1,041	0.40
Other borrowings	187,441	2,226	4.76	144,987	470	1.31
Subordinated debentures	398,767	5,541	5.57	398,723	5,577	5.67
Total interest-bearing liabilities	15,786,073	31,716	0.81	15,880,262	31,450	0.80
Non-interest bearing demand deposits	4,554,000			4,265,657
Other liabilities	988,273			1,029,058
Total equity	2,650,889			2,564,797
Total liabilities and equity	$23,979,235			$23,739,774

Tax-equivalent Net Interest Revenue3		$176,262	3.20%		$172,960	3.29%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.40			3.47
Less tax-equivalent adjustment1		2,261			2,321
Net Interest Revenue		174,001			170,639
Provision for credit losses		2,700			6,250
Other operating revenue		142,960			117,578
Other operating expense		203,209			178,449
Income before taxes		111,052			103,518
Federal and state income tax		39,357			38,752
Net income before non-controlling interest		71,695			64,766
Net income (loss) attributable to non-controlling interest		2,688			(8)
Net income attributable to BOK Financial Corp.		$69,007			$64,774

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.01			$0.95
Diluted		$1.00			$0.94
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
December 31, 2010			September 30, 2010			June 30, 2010
Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
Balance	Expense1	Rate	Balance	Expense1	Rate	Balance	Expense1	Rate

$21,128	$7	0.13%	$18,882	$4	0.08%	$22,776	$8	0.14%
74,084	759	4.06	69,315	570	3.26	58,722	660	4.51

155,624	2,305	6.01	148,160	2,137	5.85	103,333	1,784	6.92
186,317	2,240	4.88	188,295	2,268	4.89	231,784	2,800	4.94
341,941	4,545	5.39	336,455	4,405	5.31	335,117	4,584	5.56

9,509,657	58,678	2.61	9,084,296	72,104	3.25	8,709,650	75,228	3.54
72,051	984	5.42	67,815	877	5.13	64,498	814	5.06
9,581,708	59,662	2.63	9,152,111	72,981	3.27	8,774,148	76,042	3.55
474,731	3,688	3.43	602,049	5,231	4.14	435,693	4,448	4.38
282,734	2,745	3.85	242,559	2,592	4.24	183,489	2,177	4.76
10,667,193	128,005	4.76	10,861,515	133,336	4.87	10,971,466	132,012	4.83
307,223	–	–	308,139	–	–	312,595	–	–
10,359,970	128,005	4.90	10,553,376	133,336	5.01	10,658,871	132,012	4.97
21,136,296	199,411	3.86	20,974,747	219,119	4.22	20,468,816	219,931	4.35
3,146,655			3,217,543			2,975,991
$24,282,951			$24,192,290			$23,444,807

$9,325,573	8,772	0.37	$8,699,495	9,935	0.45	$8,287,296	10,044	0.49
191,235	171	0.35	189,512	185	0.39	184,376	185	0.40
3,602,150	16,147	1.78	3,774,136	17,146	1.80	3,701,167	16,063	1.74
13,118,958	25,090	0.76	12,663,143	27,266	0.85	12,172,839	26,292	0.87
775,620	479	0.25	1,096,873	539	0.19	1,359,937	674	0.20
1,201,760	1,496	0.49	1,130,215	1,469	0.52	1,131,147	1,580	0.56
829,756	767	0.37	1,465,516	1,314	0.36	1,619,745	1,403	0.35
398,680	5,666	5.64	398,638	5,664	5.64	398,598	5,535	5.57
16,324,774	33,498	0.81	16,754,385	36,252	0.86	16,682,266	35,484	0.85
4,171,595			3,831,486			3,660,910
1,251,025			1,124,000			722,902
2,535,557			2,482,419			2,378,729
$24,282,951			$24,192,290			$23,444,807

	$165,913	3.05%		$182,867	3.36%		$184,447	3.50%
		3.21			3.52			3.65
	2,263			2,152			2,327
	163,650			180,715			182,120
	6,999			20,000			36,040
	111,913			137,673			157,439
	178,361			205,165			205,912
	90,203			93,223			97,607
	31,097			29,935			32,042
	59,106			63,288			65,565
	274			(979)			2,036
	$58,832			$64,267			$63,529

	$0.86			$0.94			$0.93
	$0.86			$0.94			$0.93

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)
	Three Months Ended
	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30. 2010
Interest revenue	$205,717	$202,089	$197,148	$216,967	$217,597
Interest expense	31,716	31,450	33,498	36,252	35,484
Net interest revenue	174,001	170,639	163,650	180,715	182,113
Provision for credit losses	2,700	6,250	6,999	20,000	36,040
Net interest revenue after provision for credit losses	171,301	164,389	156,651	160,715	146,073
Other operating revenue
Brokerage and trading revenue	23,725	25,376	28,610	27,072	24,754
Transaction card revenue	31,024	28,445	29,500	28,852	28,263
Trust fees and commissions	19,150	18,422	18,145	16,774	17,737
Deposit service charges and fees	23,857	22,480	23,732	24,290	28,797
Mortgage banking revenue	19,356	17,356	25,158	29,236	18,335
Bank-owned life insurance	2,872	2,863	3,182	3,004	2,908
Other revenue	7,842	8,332	7,648	7,708	7,374
Total fees and commissions	127,826	123,274	135,975	136,936	128,168
Gain (loss) on other assets, net	3,344	(68)	15	(1,331)	1,545
Gain (loss) on derivatives, net	1,225	(2,413)	(7,286)	4,626	7,272
Gain (loss) on mortgage trading securities	9,921	(3,518)	(11,117)	3,369	14,631
Gain on available for sale securities, net	5,468	4,902	953	8,384	8,469
Total other-than-temporary impairment losses	–	–	(4,768)	(4,525)	(10,959)
Portion of loss recognized in (reclassified from) other comprehensive income	(4,824)	(4,599)	(1,859)	(9,786)	8,313
Net impairment losses recognized in earnings	(4,824)	(4,599)	(6,627)	(14,311)	(2,646)
Total other operating revenue	142,960	117,578	111,913	137,673	157,439
Other operating expense
Personnel	105,603	99,994	106,770	101,216	97,054
Business promotion	4,777	4,624	4,377	4,426	4,945
Professional fees and services	6,258	7,458	9,527	7,621	6,668
Net occupancy and equipment	15,554	15,604	16,331	16,436	15,691
Insurance	4,771	6,186	6,139	6,052	5,596
Data processing and communications	24,428	22,503	23,902	21,601	21,940
Printing, postage and supplies	3,586	3,082	3,170	3,648	3,525
Net losses and operating expenses of repossessed assets	5,859	6,015	6,966	7,230	13,067
Amortization of intangible assets	896	896	1,365	1,324	1,323
Mortgage banking costs	8,968	6,471	11,999	9,093	10,380
Change in fair value of mortgage servicing rights	13,493	(3,129)	(25,111)	15,924	19,458
Visa retrospective responsibility obligation	–	–	(1,103)	1,103	–
Other expense	9,016	8,745	14,029	9,491	6,265
Total other operating expense	203,209	178,449	178,361	205,165	205,912
Income before taxes	111,052	103,518	90,203	93,223	97,600
Federal and state income tax	39,357	38,752	31,097	29,935	32,042
Net income before non-controlling interest	71,695	64,766	59,106	63,288	65,558
Net income (loss) attributable to non-controlling interest	2,688	(8)	274	(979)	2,036
Net income attributable to BOK Financial Corp.	$69,007	$64,774	$58,832	$64,267	$63,522

Earnings per share:
Basic	$1.01	$0.95	$0.86	$0.94	$0.93
Diluted	$1.00	$0.94	$0.86	$0.94	$0.93
Average shares used in computation:
Basic	67,898,483	67,901,722	67,685,434	67,625,378	67,605,807
Diluted	68,169,485	68,176,527	67,888,950	67,765,344	67,880,587

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1, 2011 to April 30, 2011	517	$52.92	–	1,215,927
May 1, 2011 to May 31, 2010	1,700	$53.74	–	1,215,927
June 1, 2011 to June 30, 2011	–	–	–	1,215,927
Total	2,217
1
On April 26, 2005, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock.  As of June 30, 2011, the Company had repurchased 784,073 shares under this plan.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements

Items 1A, 3, 4 and 5 are not applicable and have been omitted.

*
To be filed within 30 days after the earlier of the due date or filing date of this Form 10-Q, as permitted by Section II (B) (4) of Securities and Exchange Commission Release No. 34-59324 effective April 13, 2009.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOK FINANCIAL CORPORATION
 (Registrant)

Date:         August 8, 2011

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer