Form 10-Q/A
period 2011-06-30
BOK FINANCIAL CORP ET AL
filed 2011-08-12
CIK 875357

As filed with the Securities and Exchange Commission on August 12, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q / A

Amendment No. 1
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

_____________

Oklahoma	73-1373454
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Bank of Oklahoma Tower
P.O. Box 2300
Tulsa, Oklahoma	74192
(Address of Principal Executive Offices)	(Zip Code)

(918) 588-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,462,869 shares of common stock ($.00006 par value) as of June 30, 2011.

Explanatory Note

The Registrant is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (the “Original Form 10-Q”) solely in order to file the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K, which are being filed within 30 days of the filing of the Original Form 10-Q as permitted by Section II(B)(4) of Securities and Exchange Commission Release No. 34-59324 effective April 13, 2009.  No other part of the Original Form 10-Q is being amended hereby.

PART II. Other Information

Item 6. Exhibits

31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (2)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Original Form 10-Q.

(2)
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

BOK FINANCIAL CORPORATION
(Registrant)

Date:	August 12, 2011

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer