Form 10-Q
period 2011-09-30
BOK FINANCIAL CORP ET AL
filed 2011-11-08
CIK 875357

As filed with the Securities and Exchange Commission on November 8, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,006,390 shares of common stock ($.00006 par value) as of September 30, 2011.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2011

Index

Part I. Financial Information
Management’s Discussion and Analysis (Item 2)	1
Market Risk (Item 3)	50
Controls and Procedures (Item 4)	52
Consolidated Financial Statements – Unaudited (Item 1)	53
Nine Month Financial Summary – Unaudited (Item 2)	105
Quarterly Financial Summary – Unaudited (Item 2)	106
Quarterly Earnings Trend – Unaudited	108

Part II. Other Information
Item 1. Legal Proceedings	109
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	109
Item 6. Exhibits	109
Signatures	110

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $85.1 million or $1.24 per diluted share for the third quarter of 2011, compared to $64.3 million or $0.94 per diluted share for the third quarter of 2010 and $69.0 million or $1.00 per diluted share for the second quarter of 2011.  Net income for the nine months ended September 30, 2011 totaled $218.9 million or $3.19 per diluted share compared with net income of $187.9 million or $2.75 per diluted share for the nine months ended September 30, 2010.

Highlights of the third quarter of 2011 included:

•
Net interest revenue totaled $175.4 million for the third quarter of 2011, compared to $180.7 million for the third quarter of 2010 and $174.0 million for the second quarter of 2011.  Net interest margin was 3.34% for the third quarter of 2011, 3.52% for the third quarter of 2010 and 3.40% for the second quarter of 2011.  The decrease in net interest revenue compared with the third quarter of 2010 was due primarily to the reinvestment of cash flows from the securities portfolio at lower rates.

•
Fees and commissions revenue totaled $146.0 million for the third quarter of 2011 compared to $136.9 million for the third quarter of 2010 and $127.8 million for the second quarter of 2011.  Mortgage-banking revenue was strong in both the third quarters of 2011 and 2010.  Low interest rates increased mortgage loan origination activity in both quarters.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $196.1 million, up $6.8 million over the third quarter of 2010 and up $6.4 million over the previous quarter.  Personnel costs were up $2.0 million over the third quarter of 2010.  Non-personnel expenses were up $4.8 million over the third quarter of 2010 and up $8.7 million over the prior quarter.  The Company accrued $5.0 million for exposure to on-going litigation and made a $4.0 million discretionary contribution to the BOKF Charitable Foundation during the third quarter of 2011.

•
No provision for credit losses was recorded in the third quarter of 2011, compared to a provision for credit losses of $20.0 million for the third quarter of 2010 and $2.7 million for the second quarter of 2011.  Net loans charged off totaled $10.2 million or 0.37% of average loans on an annualized basis for the third quarter of 2011 compared to $20.1 million or 0.74% of average loans on an annualized basis in the third quarter of 2010 and $8.5 million or 0.32% on an annualized basis in the second quarter of 2011.

•
The combined allowance for credit losses totaled $287 million or 2.58% of outstanding loans at September 30, 2011, down from $297 million or 2.77% of outstanding loans at June 30, 2011.  Nonperforming assets totaled $388 million or 3.45% of outstanding loans and repossessed assets at September 30, 2011 compared to $351 million or 3.23% of outstanding loans and repossessed assets at June 30, 2011.

•
Outstanding loan balances were $11.1 billion at September 30, 2011, up $387 million over June 30, 2011.  Commercial loan balances continued to grow in the third quarter of 2011, increasing $297 million over June 30, 2011.  Commercial real estate loans increased $76 million and residential mortgage loans increased $44 million.  Consumer loans decreased $30 million.

•
Period-end deposits totaled $18.4 billion at September 30, 2011 compared to $17.6 billion at June 30, 2011.  Demand deposit accounts increased $688 million and interest-bearing transaction accounts increased $240 million.  Time deposits decreased $80 million.

•
The tangible common equity ratio was 9.65% at September 30, 2011 and 9.71% at June 30, 2011.  The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) minus intangible assets and equity that does not benefit common shareholders.

•
The Company and its subsidiary bank continue to exceed the regulatory definition of well capitalized.  The Company’s Tier 1 capital ratios as defined by banking regulations were 13.14% at September 30, 2011 and 13.30% at June 30, 2011.

•
The Company paid a cash dividend of $19 million or $0.275 per common share during the third quarter of 2011.  On October 25, 2011, the board of directors declared an increase in the cash dividend to $0.33 per common share payable on or about November 30, 2011 to shareholders of record as of November 16, 2011.

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

Net interest revenue totaled $175.4 million for the third quarter of 2011 compared to $180.7 million for the third quarter of 2010 and $174.0 million for the second quarter of 2011.  Net interest margin was 3.34% for the third quarter of 2011, 3.52% for the third quarter of 2010 and 3.40% for the second quarter of 2011.  The decrease in net interest revenue and net interest margin from the third quarter of 2010 was due primarily to lower yield on our available for sale securities portfolio.

The tax-equivalent yield on earning assets was 3.91% for the third quarter of 2011, down 31 basis points from the third quarter of 2010.  The available for sale securities portfolio yield decreased 44 basis points to 2.83%.  Mortgage interest rates decreased during the third quarter of 2011, increasing prepayment speeds on our residential mortgage-backed securities portfolio.  Cash flows from these securities were then reinvested at lower current rates.  In addition, loan yields decreased 16 basis points to 4.71% due to lower interest rate indices.  Loan spreads have generally remained stable.  Funding costs were down 10 basis points from the third quarter of 2010.  The cost of interest-bearing deposits decreased 17 basis points and the cost of other borrowed funds increased 32 basis points.  The increased cost of other borrowed funds was due to an $87 million increase in our obligation to fund scheduled payments to investors for loans sold into Government National Mortgage Association (“GNMA”) mortgage pools as discussed more fully in the Loans section of Management’s Analysis & Discussion of Financial Condition following.  We repurchased a substantial amount of these loans during the third quarter of 2011 which will reduce future funding costs by over 5.00%.

Net interest margin decreased 6 basis points from the second quarter of 2011.  Yield on average earning assets decreased 10 basis points to 3.91%.  Yield on the available for sale securities portfolio decreased 21 basis points.  Yield on the loan portfolio increased 2 basis points.  The cost of interest-bearing liabilities decreased 5 basis points compared to the previous quarter.

Average earning assets for the third quarter of 2011 increased $451 million or 2% over third quarter of 2010.  The average balance of available for sale securities, which consist largely of U.S. government agency issued residential mortgage-backed securities, increased $504 million.  We purchased these securities to supplement earnings, especially in a period of declining loan demand, and to manage interest rate risk.  Average loans, net of allowance for loan losses, increased $34 million.   Average commercial loans increased over the third quarter of 2010, partially offset by decreases in commercial real estate, residential mortgage and consumer loans.

Average deposits increased $1.7 billion over the third quarter of 2010, including a $1.3 billion increase in average demand deposit balances and a $611 million increase in average interest-bearing transaction accounts.   Average time deposits decreased $156 million compared to the third quarter of 2010.  Average borrowed funds decreased $1.4 billion compared to the third quarter of 2010.

Average earning assets for the third quarter of 2011 increased $393 million over the second quarter of 2011.  Average outstanding loans, net of allowance for loan losses, increased $198 million.  Commercial, commercial real estate and residential mortgage loan balances increased in third quarter of 2011, partially offset by a decrease in consumer loans.  Average available for sale securities increased $113 million and mortgage trading securities increased $77 million.  Average deposits increased by $648 million during the third quarter of 2011, including a $533 million increase in demand deposits and a $126 million increase in interest-bearing transaction accounts, partially offset by a $14 million decrease in time deposits.  The average balances of borrowed funds decreased $110 million.

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

Table 1 – Volume / Rate Analysis
(In thousands)
	Three Months Ended			Nine Months Ended
	Sept. 30, 2011 / 2010			Sept. 30, 2011 / 2010
		Change Due To1			Change Due To1
			Yield /			Yield
	Change	Volume	Rate	Change	Volume	/Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$1	$(2)	$3	$(8)	$(9)	$1
Trading securities	67	148	(81)	(226)	277	(503)
Investment securities:
Taxable securities	622	661	(39)	2,979	4,172	(1,193)
Tax-exempt securities	(585)	(648)	63	(1,916)	(1,846)	(70)
Total investment securities	37	13	24	1,063	2,326	(1,263)
Available for sale securities:
Taxable securities	(6,064)	3,893	(9,957)	(19,872)	10,727	(30,599)
Tax-exempt securities	(7)	30	(37)	(12)	132	(144)
Total available for sale securities	(6,071)	3,923	(9,994)	(19,884)	10,859	(30,743)
Mortgage trading securities	68	717	(649)	57	1,268	(1,211)
Residential mortgage loans held for sale	(976)	(903)	(73)	(2,056)	(1,724)	(332)
Loans	(4,263)	136	(4,399)	(19,405)	(9,502)	(9,903)
Total tax-equivalent interest revenue	(11,137)	4,032	(15,169)	(40,459)	3,495	(43,954)
Interest expense:
Transaction deposits	(4,447)	529	(4,976)	(10,912)	2,990	(13,902)
Savings deposits	(2)	23	(25)	25	81	(56)
Time deposits	(410)	(717)	307	(679)	(1,728)	1,049
Funds purchased	(404)	(32)	(372)	(1,021)	(338)	(683)
Repurchase agreements	(974)	(2)	(972)	(2,483)	(123)	(2,360)
Other borrowings	387	(9,465)	9,852	89	(25,195)	25,284
Subordinated debentures	(37)	2	(39)	(20)	7	(27)
Total interest expense	(5,887)	(9,662)	3,775	(15,001)	(24,306)	9,305
Tax-equivalent net interest revenue	(5,250)	13,694	(18,944)	(25,458)	27,801	(53,259)
Change in tax-equivalent adjustment	81			(80)
Net interest revenue	$(5,331)			$(25,378)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $174.0 million for the third quarter of 2011 compared to $137.7 million for the third quarter of 2010 and $143.0 million for the second quarter of 2011.  Fees and commissions revenue increased $9.1 million over the third quarter of 2010.  Net gains on securities, derivatives and other assets increased $24.2 million.  Other-than-temporary impairment charges recognized in earnings in the third quarter of 2011 were $3.0 million less than charges recognized in the third quarter of 2010.

Other operating revenue increased $31.0 million over the second quarter of 2011.  Fees and commissions revenue increased $18.2 million.  Net gains on securities, derivatives and other assets increased $19.3 million.  Other-than-temporary impairment charges recognized in earnings were $6.5 million greater than charges recognized in the second quarter of 2011.

Table 2 – Other Operating Revenue
(In thousands)
	Three Months Ended Sept. 30,		Increase	% Increase	Three Months Ended	Increase	% Increase
	2011	2010	(Decrease)	(Decrease)	June 30, 2011	(Decrease)	(Decrease)

Brokerage and trading revenue	$29,451	$27,072	$2,379	9%	$23,725	$5,726	24%
Transaction card revenue	31,328	28,852	2,476	9%	31,024	304	1%
Trust fees and commissions	17,853	16,774	1,079	6%	19,150	(1,297)	(7%)
Deposit service charges and fees	24,614	24,290	324	1%	23,857	757	3%
Mortgage banking revenue	29,493	29,236	257	1%	19,356	10,137	52%
Bank-owned life insurance	2,761	3,004	(243)	(8%)	2,872	(111)	(4%)
Other revenue	10,535	7,708	2,827	37%	7,842	2,693	35%
Total fees and commissions revenue	146,035	136,936	9,099	7%	127,826	18,209	14%
Gain (loss) on other assets, net	712	(1,331)	2,043	N/A	3,344	(2,632)	N/A
Gain on derivatives, net	4,048	4,626	(578)	N/A	1,225	2,823	N/A
Gain on mortgage trading securities, net	17,788	3,369	14,419	N/A	9,921	7,867	N/A
Gain on available for sale securities	16,694	8,384	8,310	N/A	5,468	11,226	N/A
Total other-than-temporary impairment	(9,467)	(4,525)	(4,942)	N/A	(74)	(9,393)	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	(1,833)	(9,786)	7,953	N/A	(4,750)	2,917	N/A
Net impairment losses recognized in earnings	(11,300)	(14,311)	3,011	N/A	(4,824)	(6,476)	N/A
Total other operating revenue	$173,977	$137,673	$36,304	26%	$142,960	$31,017	22%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 45% of total revenue for the third quarter of 2011, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives.  We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.  We expect continued growth in other operating revenue through offering new products and services and by expanding into markets outside of Oklahoma.  However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer derivative and investment banking increased $2.4 million or 9% over the third quarter of 2010.  Securities trading revenue totaled $15.7 million for the third quarter of 2011, flat with the third quarter of 2010.  Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers.  As we understand the proposal to implement the Volcker Rule of the Dodd-Frank Act, we believe this activity is primarily market making rather than proprietary trading.  Increased gains from municipal and corporate securities were largely offset by decreased gains on U.S. government securities and residential mortgage-backed securities guaranteed by U.S. government agencies.

Revenue earned from retail brokerage transactions increased $1.8 million or 31% over the third quarter of 2010 to $7.4 million.  Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers.  Revenue growth was primarily due to increased market volatility which increased customer demand.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs.  As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers.  Customer hedging revenue totaled $3.3 million for the third quarter of 2011, down $393 thousand or 11% compared to the third quarter of 2010.  The volume of energy derivative contracts declined primarily due to relatively stable commodity pricing, partially offset by an increase in revenue from to be announced (“TBA”) residential mortgage backed securities which are classified as interest rate derivative contracts sold to our mortgage banking customers.

Investment banking includes fees earned upon completion of underwriting and financial advisory service which totaled $3.0 million for the third quarter of 2011, a $931 thousand increase over the third quarter of 2010 related to the timing and volume of completed transactions.

Brokerage and trading revenue increased $5.7 million over the second quarter of 2011.   Securities trading revenue increased $2.4 million over the second quarter of 2011.  Greater market volatility in the third quarter of 2011 and historically low interest rates increased volumes of U.S. Treasury, residential mortgage-backed securities, corporate debt securities and municipal securities.  Derivative revenue increased $2.2 million primarily due to increased revenue from TBA securities sold to our mortgage banking customers.  Investment banking fees were up $1.0 million over the second quarter of 2011.  Retail brokerage fees were flat compared to the second quarter of 2011.

We continue to monitor the on-going development of rules to implement the Volcker Rule in Title VI of the Dodd-Frank Act which prohibits banking entities from engaging in proprietary trading as defined by the Dodd-Frank Act and restricts sponsorship of or investment in private equity funds and hedge funds, subject to limited exceptions.  On October 11, 2011 regulators of financial institutions released a proposal for implementation of the Volcker Rule scheduled to take effect by July 21, 2012, subject in some cases to phase-in over time thereafter.  The ultimate impact of the implementation of the Volcker Rule remains uncertain.  Final regulations possibly could impose additional operational or compliance costs or restrict certain trading activities on behalf of our customers.

Title VII of the Dodd-Frank Act subjects nearly all derivative transactions to Commodity Futures Trading Commission (“CFTC”) or Securities and Exchange Commission (“SEC”) regulations.  Title VII, among other things, imposes registration, recordkeeping, reporting, capital and margin, as well as business conduction requirements on major swap dealers and major swap participants.  The CFTC and SEC have recently delayed the effective dates of a large portion of the proposed regulations under Title VII until December 31, 2012.  The Company currently anticipates that one or more of its subsidiaries may be required to register as a “swap dealer” with the CFTC.  The ultimate impact of Title VII is uncertain, but may pose higher operational and compliance costs on the Company.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served.  Transaction card revenue for the third quarter of 2011 increased $2.5 million or 9% over the third quarter of 2010.  Revenues from the processing of transactions on behalf of the members of our TransFund ATM network totaled $12.9 million, up $532 thousand or 4% over the third quarter of 2010, due primarily to increased ATM transaction volumes.  Merchant services fees paid by customers for account management and electronic processing of transactions totaled $9.2 million, a $1.1 million or 13% increase over the prior year primarily as a result of cross-selling opportunities throughout our geographical footprint.  Check card revenue from interchange fees paid by merchant banks for transactions processed from cards issued by the Company increased $865 thousand or 10% to $9.3 million due primarily to an increase in the number of transactions processed.

Transaction card revenue increased $304 thousand over the second quarter of 2011.  ATM network revenue increased $381 thousand.  Merchant services fees and check card revenue were flat compared to the prior quarter.

On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions as required by the Dodd-Frank Act.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction.  The rule was effective on October 1, 2011.  In addition, the Federal Reserve Board approved an interim rule that allows for an upward adjustment up to 1 cent to an issuer’s debit card interchange fee for fraud prevention as outlined in the interim final rule.  Issuers meeting these standards must certify as to their eligibility to receive this adjustment.  We would expect a decline of $20 million to $25 million in our transaction card revenue annually based on the final rule.

Trust fees and commissions increased $1.1 million or 6% over the third quarter of 2010 primarily due to an increase in the fair value of trust assets.  In addition, we continue to voluntarily waive administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment.  Waived fees totaled $2.1 million for the third quarter of 2011, $858 thousand for the third quarter of 2010 and $1.6 million for the second quarter of 2011.   The fair value of trust assets administered by the Company totaled $31.8 billion at September 30, 2011, $31.5 billion at September 30, 2010 and $33.1 billion at June 30, 2011.  Trust fees and commissions decreased $1.3 million compared to the second quarter of 2011 primarily due to a decrease in the fair value of trust assets and the timing of fees.

Deposit service charges and fees increased modestly over the third quarter of 2010.  Overdraft fees totaled $15.2 million for the third quarter, up $287 thousand or 2% over the third quarter of 2010.  Commercial account service charge revenue totaled $7.4 million, up $193 thousand or 3% over the prior year.  Customers continue to maintain high commercial account balances resulting in a high level of earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances.  Service charges on retail deposit accounts also increased, totaling $1.4 million for the third quarter of 2011.

Deposit service charges and fees increased $757 thousand over the prior quarter.  Overdraft fees increased $578 thousand and commercial account service charges increased $140 thousand.

Mortgage banking revenue was notably strong for both the third quarter of 2011 and 2010.  Low interest rates increased mortgage loan origination activity in both quarters.  Revenue from originating and marketing mortgage loans totaled $19.7 million, up $633 thousand or 3% over the third quarter of 2010.  Mortgage loans funded for sale totaled $637 million in the third quarter of 2011 and $756 million in the third quarter of 2010.  Mortgage servicing revenue decreased $375 thousand or 4% compared to the third quarter of 2010.  The outstanding principal balance of mortgage loans serviced for others decreased $34 million during the third quarter of 2011 to $11.2 billion.

Mortgage banking revenue increased $10.1 million over the second quarter of 2011 primarily due to a $10.3 million increase in revenue from originating and marketing residential mortgage loans.  Residential mortgage loans funded for sale increased $153 million over the previous quarter.

Table 3 – Mortgage Banking Revenue
(In thousands)
	Three Months Ended Sept. 30,			%	Three Months		%
	2011	2010	Increase (Decrease)	Increase (Decrease)	Ended June 30, 2011	Increase (Decrease)	Increase (Decrease)

Originating and marketing revenue	$19,703	$19,069	$634	3%	$9,409	$10,294	109%
Servicing revenue	9,790	10,167	(377)	(4%)	9,947	(157)	(2%)
Total mortgage revenue	$29,493	$29,236	$257	1%	$19,356	$10,137	52%

Mortgage loans funded for sale	$637,127	$756,060	$(118,933)	(16%)	$483,808	$153,319	32%
Mortgage loan refinances to total funded	54%	64%			36%

	Sept. 30,
	2011	2010	Increase	% Increase	June 30, 2011	Increase	% Increase
Outstanding principal balance of mortgage loans serviced for others	$11,249,503	$11,190,802	$58,701	1%	$11,283,442	$(33,939)	–%

Net gains on securities, derivatives and other assets

We recognized $16.7 million of net gains on sales of $715 million of available for sale securities in the third quarter of 2011.  Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure to prepayment risk.  We recognized $8.4 million of gains on sales of $596 million of available for sale securities in the third quarter of 2010 and $5.5 million of net gains on sales of $654 million of available for sale securities in the second quarter of 2011.

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

Lower mortgage interest rates which increased loan origination volumes also increased prepayment speeds which decreased the value of our mortgage servicing rights.  Table 4 shows the relationship between changes in the fair value of mortgage servicing rights and financial instruments designated as an economic hedge.

Table 4 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)
	Three Months Ended
	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010

Gain on mortgage hedge derivative contracts, net	$4,048	$1,224	$4,676
Gain on mortgage trading securities, net	17,788	9,921	3,369
Gain on economic hedge of mortgage servicing rights	21,836	11,145	8,045
Loss on change in fair value of mortgage servicing rights	(24,822)	(13,493)	(15,924)
Loss on changes in fair value of mortgage servicing rights, net of economic hedges	$(2,986)	$(2,348)	$(7,879)

Net interest revenue on mortgage trading securities	$5,036	$5,121	$5,710

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized other-than-temporary impairment losses on certain private-label residential mortgage-backed securities of $11.3 million in earnings during the third quarter of 2011.  These losses primarily related to additional declines in projected cash flows of private-label mortgage backed securities as a result of increased home price depreciation.  We recognized other-than-temporary impairment losses in earnings of $14.3 million in the third quarter of 2010 and $4.8 million in the second quarter of 2011.

Other Operating Expense

Other operating expense for the third quarter of 2011 totaled $220.9 million, up $15.7 million or 8% over the third quarter of 2010.  Changes in the fair value of mortgage servicing rights increased operating expense $24.8 million in the third quarter of 2011 and $15.9 million in the third quarter of 2010.  Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $6.8 million or 4% over the third quarter of 2010.  Personnel expenses increased $2.0 million or 2%.  Non-personnel expenses increased $4.8 million or 5%.

Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $6.4 million over the previous quarter.  Personnel expenses decreased $2.3 million and non-personnel expenses increased $8.7 million.

Table 5 – Other Operating Expense
(In thousands)
	Three Months			%	Three Months Ended		%
	Ended Sept. 30,		Increase	Increase	June 30,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)	2011	(Decrease)	(Decrease)

Regular compensation	$62,002	$60,339	$1,663	3%	$61,380	$622	1%
Incentive compensation:
Cash-based	26,256	23,910	2,346	10%	23,530	2,726	12%
Stock-based	(594)	2,927	(3,521)	(120%)	3,122	(3,716)	(119%)
Total incentive compensation	25,662	26,837	(1,175)	(4%)	26,652	(990)	(4%)
Employee benefits	15,596	14,040	1,556	11%	17,571	(1,975)	(11%)
Total personnel expense	103,260	101,216	2,044	2%	105,603	(2,343)	(2%)
Business promotion	5,280	4,426	854	19%	4,777	503	11%
Contribution to BOKF Charitable Foundation	4,000	–	4,000	N/A		4,000	N/A
Professional fees and services	7,418	7,621	(203)	(3%)	6,258	1,160	19%
Net occupancy and equipment	16,627	16,436	191	1%	15,554	1,073	7%
Insurance	2,206	6,052	(3,846)	(64%)	4,771	(2,565)	(54%)
Data processing & communications	24,446	21,601	2,845	13%	24,428	18	–%
Printing, postage and supplies	3,780	3,648	132	4%	3,586	194	5%
Net losses & operating expenses of repossessed assets	5,939	7,230	(1,291)	N/A	5,859	80	N/A
Amortization of intangible assets	896	1,324	(428)	(32%)	896	–	–%
Mortgage banking costs	9,349	9,093	256	3%	8,968	381	4%
Change in fair value of mortgage servicing rights	24,822	15,924	8,898	N/A	13,493	11,329	N/A
Visa retrospective responsibility obligation	–	1,103	(1,103)	N/A	–	–	N/A
Other expense	12,873	9,491	3,382	36%	9,016	3,857	43%
Total other operating expense	$220,896	$205,165	$15,731	8%	$203,209	$17,687	9%

Number of employees (full-time equivalent)	4,454	4,516	(62)	(1%)	4,530	(76)	(2%)
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs increased $1.7 million or 3% over the third quarter of 2010 primarily due to standard annual merit increases which were effective in the second quarter of 2011.  The Company generally awards annual merit increases effective April 1st for a majority of its staff.

Incentive compensation decreased $1.2 million or 4% compared to the third quarter of 2010.  Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions.  Total cash-based incentive compensation increased $2.3 million or 10% over the third quarter of 2010.  Cash-based incentive compensation related to brokerage and trading revenue was up $1.0 million over the third quarter of 2010 and cash-based incentive compensation for other business lines increased $1.3 million, primarily related to increased mortgage revenue.

The Company also provides stock-based incentive compensation plans.  Stock-based compensation plans include both equity and liability awards.  Compensation expense related to liability awards decreased $4.0 million compared to the third quarter of 2010 due to changes in the market value of BOK Financial common stock and other investments.  The market value of BOK Financial common stock decreased $7.88 per share in the third quarter of 2011 and decreased $2.34 per share in the third quarter of 2010.  Compensation expense for equity awards increased $442 thousand compared with the third quarter of 2010.  Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense increased $1.6 million or 11% over the third quarter of 2010 primarily due to increased expenses related to employee medical insurance costs, employee retirement plans and payroll taxes.

Personnel expense decreased $2.3 million compared to the second quarter of 2011.  Employee benefit expenses decreased $2.0 million compared to the second quarter of 2011 due to seasonal decreases in payroll tax expense.  Employee medical insurance costs and retirement plan expenses were also down compared to the second quarter of 2011.  Incentive compensation decreased $990 thousand compared to the second quarter of 2011.  Stock-based compensation decreased $3.7 million partially offset by a $2.7 million increase in cash-based incentive compensation.  Regular compensation expense increased $622 thousand over the second quarter of 2011.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $4.8 million over the third quarter of 2010.  During the third quarter of 2011, the Company accrued $5.0 million for exposure to on-going litigation and made a $4.0 million discretionary contribution to the BOKF Charitable Foundation.  The BOKF Charitable Foundation partners with charitable organizations to support needs within our communities.  Data processing and communication expenses increased $2.8 million due primarily to increased transaction card activity.  FDIC insurance expense decreased $3.8 million due to the impact of a change to a risk-sensitive assessment based on assets rather than deposits.  Net losses and operating expenses of repossessed assets decreased $1.3 million compared to the third quarter of 2010.

The Company recorded a $1.1 million contingent liability in the third quarter of 2010 for the Company’s share of Visa’s covered litigation liabilities as a member of Visa.  This charge was offset in the fourth quarter of 2010 when Visa deposited $800 million into the litigation escrow account for payment of this liability, further diluting the Company’s Class B shares.

Excluding changes in the fair value of mortgage servicing rights, non-personnel operating expenses increased $8.7 million over the second quarter of 2011.  The litigation accrual and discretionary contribution to the BOKF Charitable Foundation was partially offset by decreased FDIC expense due to the change to a risk-sensitive assessment based on assets.

Income Taxes

Income tax expense was $43.0 million or 33% of book taxable income for the third quarter of 2011 compared to $29.9 million or 32% of book taxable income for the third quarter of 2010 and $39.4 million or 36% of book taxable income for the second quarter of 2011.  The increase in the effective tax rate over the third quarter of 2010 was due to higher book taxable income, state income taxes, and reduced utilization of income tax credits.  The statute of limitations expired on uncertain income tax positions and the Company adjusted its current income tax liability to amounts on filed tax returns for 2010 during the third quarter of 2011.  These adjustments reduced income tax expense by $1.8 million in the third quarter of 2011 and $2.2 million in the third quarter of 2010.  Excluding these adjustments, income tax expense would have been 35% of book taxable income for both the third quarter of 2011 and 2010.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions.  Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.  The reserve for uncertain tax positions was $12 million at September 30, 2011, $12 million at December 31, 2010 and $11 million at September 30, 2010.

Lines of Business

We operate three principal lines of business: commercial banking, consumer banking and wealth management.  Commercial banking includes lending, treasury and cash management services and customer risk management products for small businesses, middle market and larger commercial customers.  Commercial banking also includes the TransFund ATM network.  Consumer banking includes retail lending and deposit services and all mortgage banking activities. Wealth management provides fiduciary services, brokerage and trading, private bank services and investment advisory services in all markets.  Wealth management also originates loans for high net worth clients.

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

As shown in Table 6, net income attributable to our lines of business increased $12.0 million over the third quarter of 2010.   The increase in net income attributed to our lines of business was due primarily to a decrease in net loans charged off compared to the third quarter of 2010.  Net loans charged off totaled $10.2 million for the third quarter of 2011 and $20.1 million for the third quarter of 2010.  Net income attributed to funds management and other increased compared to the third quarter of 2010 primarily due increased gains on securities in excess of other-than-temporary charges and a decrease in operating expenses attributed to the funds management unit.  Decreased provision for credit losses in excess of net charge-offs was partially offset by a decline in net interest revenue due to lower interest rates.

Table 6 – Net Income by Line of Business
(In thousands)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Commercial banking	$33,648	$27,990	$94,826	$53,441
Consumer banking	14,707	10,281	28,322	35,128
Wealth management	3,711	1,786	11,131	8,267
Subtotal	52,066	40,057	134,279	96,836
Funds management and other	33,035	24,210	84,603	91,086
Total	$85,101	$64,267	$218,882	$187,922

Commercial Banking

Commercial banking contributed $33.6 million to consolidated net income in the third quarter of 2011, up $5.7 million over the third quarter of 2010.  Net interest revenue increased $4.6 million primarily due to a $1.9 billion increase in average deposits sold to the funds management unit.  Net loans charged-off decreased by $4.4 million.  Fees and commissions revenue increased $7.2 million mostly offset by a $3.6 million increase in non-personnel  operating expenses and $3.1 million increase in net losses and operating expenses on repossessed assets.

Table 7 – Commercial Banking
(Dollars in thousands)
	Three Months Ended Sept. 30,		Increase		Nine Months Ended Sept. 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue from external sources	$86,513	$87,492	$(979)		$257,152	$258,211	$(1,059)
Net interest expense from internal sources	(6,467)	(11,997)	5,530		(22,922)	(37,215)	14,293
Total net interest revenue	80,046	75,495	4,551		234,230	220,996	13,234
Net loans charged off	5,141	9,508	(4,367)		16,746	60,361	(43,615)
Net interest revenue after net loans charged off	74,905	65,987	8,918		217,484	160,635	56,849

Fees and commissions revenue	40,108	32,917	7,191		111,717	97,780	13,937
Gain (loss) on financial instruments and other assets, net	–	–	–		9	(1,638)	1,647
Other operating revenue	40,108	32,917	7,191		111,726	96,142	15,584

Personnel expense	23,615	23,447	168		70,618	68,821	1,797
Net losses and expenses of repossessed assets	5,165	2,070	3,095		14,354	21,042	(6,688)
Other non-personnel expense	31,162	27,577	3,585		89,040	79,449	9,591
Total other operating expense	59,942	53,094	6,848		174,012	169,312	4,700

Income before taxes	55,071	45,810	9,261		155,198	87,465	67,733
Federal and state income tax	21,423	17,820	3,603		60,372	34,024	26,348

Net income	$33,648	$27,990	$5,658		$94,826	$53,441	$41,385

Average assets	$9,788,982	$8,940,812	$848,170		$9,459,367	$9,053,645	$405,722
Average loans	8,431,218	8,241,212	190,006		8,291,631	8,305,288	(13,657)
Average deposits	8,089,497	6,211,258	1,878,239		7,870,715	5,955,547	1,915,168
Average invested capital	886,538	889,282	(2,744)		874,259	908,618	(34,359)
Return on average assets	1.36%	1.24%	12	bp	1.34%	0.79%	55	bp
Return on invested capital	15.06%	12.49%	257	bp	14.50%	7.86%	664	bp
Efficiency ratio	49.89%	48.97%	92	bp	50.30%	53.11%	(281	) bp
Net charge-offs (annualized) to average loans	0.24%	0.46%	(22	) bp	0.27%	0.97%	(70	) bp

The Company has focused on development of banking services for small business.  As part of this initiative, small business banking activities were transferred to the Commercial Banking segment from the Consumer Banking segment in the second quarter of 2011.  This transfer increased Commercial Banking net income by $2.4 million in the third quarter of 2011 compared to the third quarter of 2010.    Net interest revenue increased $4.2 million.  Average deposits increased $708 million and average loans increased $21 million primarily due to the transfer of these balances from the Consumer Banking segment.  Other operating revenue increased $2.1 million fully offset by increased operating expenses.

Net interest revenue increased $4.6 million or 6% over the third quarter of 2010 primarily due to a $1.9 billion increase in average deposits attributed to commercial banking, including small business banking deposits transferred from the Consumer Banking segment.  Additionally, loan yields improved over the third quarter of 2010.

Other operating revenue increased $7.2 million or 22% over the third quarter of 2010 primarily related to additional service charge revenue from the transfer of the small business banking activities.  Transaction card revenue increased due to increased customer activity.  Interest rate derivative revenue, loan syndication fees and other revenue also increased over the third quarter of 2010.

Operating expenses increased $6.8 million or 13% over the third quarter of 2010.   Personnel cost were essentially flat compared to the third quarter of 2010.  Net losses and operating expenses on repossessed assets increased $3.1 million over the third quarter of 2010, primarily due to increased operating expenses on repossessed assets.  Losses on repossessed assets were flat compared to the third quarter of 2010.  Other non-personnel expenses increased $3.6 million primarily due to increased data processing costs related to higher transaction card volumes and higher corporate expense allocations related to the transfer of small business banking operations.

The average outstanding balance of loans attributed to commercial banking was $8.4 billion for the third quarter of 2011, up $190 million over the third quarter of 2010.  See the Loans section of Management’s Analysis and Discussion of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the commercial banking segment.  Net commercial banking loans charged off decreased $4.4 million compared to the third quarter of 2010 to $5.1 million or 0.24% of average loans attributed to this line of business on an annualized basis.  The decrease in net loans charged off was primarily due to a decrease in losses on commercial real estate loans.

Average deposits attributed to commercial banking were $8.1 billion for the third quarter of 2011, up $1.9 billion or 30% over the third quarter of 2010, including $425 million related to the transfer of small business banking activities.  Average balances attributed to our commercial & industrial loan customers increased $690 million or 32%, and average balances attributed to our energy customers increased $218 million or 30%.  We believe that commercial customers continue to retain large cash reserves primarily due to continued economic uncertainty.  Small business banking also grew an additional $690 million, primarily related to the transfer of small business banking activities.  Average balances held by states and local municipalities also increased $323 million over the third quarter of 2010.

Consumer Banking

Consumer banking services are provided through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, internet banking and mobile banking.

Consumer banking contributed $14.7 million to consolidated net income for the third quarter of 2011, up $4.4 million over the third quarter of 2010.  Changes in fair value of our mortgage servicing rights, net of economic hedge decreased net income attributed to consumer banking by $1.8 million in the third quarter of 2011 and $4.8 million in the third quarter of 2010.  Excluding changes in the net fair value of mortgage servicing rights, net income provided by consumer banking services grew by $1.4 million or 9% over the third quarter of 2010.  Decreased net loan charge-offs were partially offset by a decrease in net interest revenue, primarily due to the transfer of small business banking activities to the Commercial Banking segment.  Fees and commissions revenue and other operating expense were largely flat compared to the third quarter of 2010.

Table 8 – Consumer Banking
(Dollars in thousands)
	Three Months Ended Sept. 30,		Increase		Nine Months Ended Sept. 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue from external sources	$24,553	$22,816	$1,737		$64,574	$63,809	$765
Net interest revenue from internal sources	8,108	12,044	(3,936)		25,188	35,367	(10,179)
Total net interest revenue	32,661	34,860	(2,199)		89,762	99,176	(9,414)
Net loans charged off	3,837	6,967	(3,130)		9,568	20,975	(11,407)
Net interest revenue after net loans charged off	28,824	27,893	931		80,194	78,201	1,993

Fees and commissions revenue	58,605	57,315	1,290		148,322	151,264	(2,942)
Gain on financial instruments and other assets, net	21,836	8,051	13,785		27,086	29,983	(2,897)
Other operating revenue	80,441	65,366	15,075		175,408	181,247	(5,839)

Personnel expense	22,166	20,522	1,644		64,101	59,276	4,825
Net losses and expenses of repossessed assets	524	1,375	(851)		2,181	2,537	(356)
Change in fair value of mortgage servicing rights	24,822	15,924	8,898		35,186	21,450	13,736
Other non-personnel expense	37,683	38,612	(929)		107,781	118,693	(10,912)
Total other operating expense	85,195	76,433	8,762		209,249	201,956	7,293

Income before taxes	24,070	16,826	7,244		46,353	57,492	(11,139)
Federal and state income tax	9,363	6,545	2,818		18,031	22,364	(4,333)

Net income	$14,707	$10,281	$4,426		$28,322	$35,128	$(6,806)

Average assets	$5,914,337	$6,302,934	$(388,597)		$5,965,955	$6,220,522	$(254,567)
Average loans	2,086,135	2,106,254	(20,119)		2,040,375	2,124,853	(84,478)
Average deposits	5,706,676	6,177,587	(470,911)		5,761,204	6,112,731	(351,527)
Average invested capital	273,143	243,059	30,084		272,167	278,626	(6,459)
Return on average assets	0.99%	0.65%	34	bp	0.63%	0.76%	(13	) bp
Return on invested capital	21.36%	16.78%	458	bp	13.91%	16.86%	(295	) bp
Efficiency ratio	66.15%	65.65%	50	bp	73.11%	72.08%	103	bp
Net charge-offs (annualized) to average loans	0.73%	1.31%	(58	) bp	0.63%	1.32%	(69	) bp
Mortgage loans funded for sale	$637,127	$756,060	$(118,933)		$1,540,619	$1,680,369	$(139,750)

	Sept. 30, 2011	Sept. 30, 2010	Increase (Decrease)
Banking locations	209	198	11
Mortgage loans servicing portfolio1	$12,281,346	$12,003,326	$278,020
1	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from consumer banking activities decreased $2.2 million or 6% compared to the third quarter of 2010 primarily due to the transfer of certain small business demand deposit balances to the Commercial Banking segment.  Average loan balances also decreased $20 million primarily due to the continued paydown of indirect automobile loans.  The Company previously disclosed its decision to exit the indirect automobile loan business in the first quarter of 2009.

Fees and commissions revenue increased $1.3 million over the third quarter of 2010.  Deposit service charges decreased $1.7 million primarily related to service fees on small business deposits transferred to the Commercial Banking segment.  This decrease was largely offset by a $914 thousand increase in transaction card revenues on higher transaction volume and increased other revenues.  Mortgage loan origination volume was high in both the third quarter of 2011 and 2010 due to low interest rates.  As such, mortgage banking revenue was even compared to the third quarter of 2010.

Excluding the change in the fair value of mortgage servicing rights, operating expenses were flat compared to the third quarter of 2010.  Decreased corporate expense allocations related to the transfer of small business banking operations to the commercial banking segment were mostly offset by increased personnel costs related to increased mortgage activity.

Net loans charged off by the consumer banking unit decreased $3.1 million compared to the third quarter of 2010.  Net consumer banking charge-offs include residential mortgage loans, indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Average consumer deposits decreased $471 million or 8% compared to the third quarter of 2010 primarily due to the transfer of small business banking to the Commercial Banking segment, offset by some growth in consumer banking deposits.  Average demand deposits decreased $265 million or 29%, average time deposits decreased $160 million or 7% and average interest-bearing transaction accounts decreased $68 million or 2%.

Our Consumer Banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets.  We funded $722 million of mortgage loans in the third quarter of 2011 and $830 million in the third quarter of 2010.  Approximately 40% of our mortgage loans funded were in the Oklahoma market, 15% in the Colorado market, 13% in the New Mexico market and 12% in the Texas market

Mortgage loans fundings included $637 million of mortgage loans funded for sale in the secondary market and $85 million funded for retention within the consolidated group.  At September 30, 2011, the Consumer Banking division services $11.2 billion of mortgage loans serviced for others and $1.0 billion of loans retained within the consolidated group.  Approximately 97% of the mortgage loans serviced was to borrowers in our primary geographical market areas.  Mortgage servicing revenue decreased $375 thousand or 4% compared to the third quarter of 2010 to $9.8 million.

Wealth Management

Wealth Management contributed $3.7 million to consolidated net income in third quarter of 2011 compared to $1.8 million in third quarter of 2010.

Table 9 – Wealth Management
(Dollars in thousands)
	Three Months Ended Sept. 30,		Increase		Nine Months Ended Sept. 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue from external sources	$6159	$7,154	$(995)		$20,254	$23,448	$(3,194)
Net interest revenue from internal sources	4,447	3,310	1,137		10,850	8,925	1,925
Total net interest revenue	10,606	10,464	142		31,104	32,373	(1,269)
Net loans charged off	1,147	4,042	(2,895)		2,208	9,945	(7,737)
Net interest revenue after net loans charged off	9,459	6,422	3,037		28,896	22,428	6,468

Fees and commissions revenue	45,901	42,206	3,695		127,904	121,135	6,769
Gain on financial instruments and other assets, net	109	201	(92)		674	616	58
Other operating revenue	46,010	42,407	3,603		128,578	121,751	6,827

Personnel expense	33,746	31,308	2,438		93,424	88,141	5,283
Net losses and expenses of repossessed assets	–	41	(41)		(4)	44	(48)
Other non-personnel expense	15,650	14,557	1,093		45,836	42,464	3,372
Other operating expense	49,396	45,906	3,490		139,256	130,649	8,607

Income before taxes	6,073	2,923	3,150		18,218	13,530	4,688
Federal and state income tax	2,362	1,137	1,225		7,087	5,263	1,824

Net income	$3,711	$1,786	$1,925		$11,131	$8,267	$2,864

Average assets	$3,992,965	$3,591,901	$401,064		$3,758,570	$3,409,149	$349,421
Average loans	915,444	1,030,691	(115,247)		929,892	1,045,047	(115,155)
Average deposits	3,848,779	3,448,583	400,196		3,614,569	3,271,853	342,716
Average invested capital	175,478	170,918	4,560		175,478	168,686	6,792
Return on average assets	0.37%	0.20%	17	bp	0.40%	0.32%	8	bp
Return on invested capital	8.39%	4.15%	424	bp	8.48%	6.55%	193	bp
Efficiency ratio	87.42%	87.16%	26	bp	87.58%	85.11%	247	bp
Net charge-offs (annualized) to average loans	0.50%	1.56%	(106	) bp	0.32%	1.27%	(95	) bp

	Sept. 30, 2011	Sept. 30, 2010	Increase (Decrease)
Trust assets	$31,750,636	$31,460,021	$290,615
Trust assets for which BOKF has sole or joint discretionary authority	9,167,946	8,462,126	705,820
Non-managed trust assets	11,757,170	12,917,216	(1,160,046)
Assets held in safekeeping	10,825,520	10,080,679	744,841

Net interest revenue for the third quarter of 2011 was flat with the third quarter of 2010.   Average loan balances were down $115 million.  Net loans charged off decreased $2.9 million from the third quarter of 2010 to $1.1 million or 0.50% of average loans on an annualized basis.  Average deposit balances were up $400 million.  Loan yields decreased compared to the third quarter of 2010, largely offset by decreased funding costs related to deposits.

Other operating revenue was up $3.6 million or 8% over the third quarter of 2010, primarily due to a $2.1 million or 9% increase in brokerage and trading revenues and a $1.0 million or 6% increase in trust fees primarily due to increases in the fair value of trust assets.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets.  In the third quarter of 2011, the Wealth Management division participated in 97 underwritings that totaled $1.1 billion.  As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $448 million of these underwritings.  In the third quarter of 2010, the Wealth Management division participated in 70 underwritings that totaled approximately $1.5 billion. Our interest in these underwritings totaled approximately $456 million.

Operating expenses increased $3.5 million or 8% over the third quarter of 2010.  Personnel expenses increased $2.4 million.  Incentive compensation increased $1.3 million over the prior year and regular compensation costs increased $968 thousand primarily due to increased headcount and annual merit increases.  Non-personnel expenses increased $1.1 million due primarily to additional expenses incurred related to expansion of the Wealth Management business line.

Growth in average assets was largely due to funds sold to the funds management unit.  Average deposits attributed to the Wealth Management division increased $400 million or 12% over the third quarter of 2010 including a $214 million increase in average demand deposits accounts, $168 million increase in interest-bearing transaction accounts and a $17 million increase in average time deposit balances.

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

Table 10 – Net Income by Geographic Region
(In thousands)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Oklahoma	$32,434	$27,314	$85,301	$82,630
Texas	10,600	8,132	30,923	20,838
New Mexico	3,520	1,688	9,284	4,776
Arkansas	2,643	1,612	3,493	2,059
Colorado	2,551	1,233	6,422	2,114
Arizona	(2,109)	(1,291)	(6,079)	(18,521)
Kansas / Missouri	1,467	1,625	3,393	3,493
Subtotal	51,106	40,313	132,737	97,389
Funds management and other	33,995	23,954	86,145	90,533
Total	$85,101	$64,267	$218,882	$187,922

Oklahoma Market

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas.  Oklahoma is a significant market to the Company, representing 48% of our average loans, 55% of our average deposits and 38% of our consolidated net income in the third quarter of 2011.  In addition, all of our mortgage servicing activity, TransFund network and 73% of our trust assets are attributed to the Oklahoma market.

Table 11 – Oklahoma
(Dollars in thousands)
	Three Months Ended Sept. 30,		Increase		Nine Months Ended Sept. 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$62,658	$62,625	$33		$176,961	$181,195	$(4,234)
Net loans charged off	6,446	7,432	(986)		14,691	38,336	(23,645)
Net interest revenue after net loans charged off	56,212	55,193	1,019		162,270	142,859	19,411

Fees and commissions revenue	90,410	83,533	6,877		245,130	240,658	4,472
Gain on financial instruments and other assets, net	21,945	8,252	13,693		27,849	28,975	(1,126)
Other operating revenue	112,355	91,785	20,570		272,979	269,633	3,346

Personnel expense	42,474	38,692	3,782		120,003	112,021	7,982
Net losses and expenses of repossessed assets	48	2,257	(2,209)		2,966	3,179	(213)
Change in fair value of mortgage servicing rights	24,821	15,924	8,897		35,186	21,450	13,736
Other non-personnel expense	48,140	45,402	2,738		137,485	140,604	(3,119)
Total other operating expense	115,483	102,275	13,208		295,640	277,254	18,386

Income before taxes	53,084	44,703	8,381		139,609	135,238	4,371
Federal and state income tax	20,650	17,389	3,261		54,308	52,608	1,700

Net income	$32,434	$27,314	$5,120		$85,301	$82,630	$2,671

Average assets	$11,236,934	$9,845,152	$1,391,782		$10,793,211	$9,576,165	$1,217,046
Average loans	5,261,183	5,481,478	(220,295)		5,202,248	5,499,212	(296,964)
Average deposits	10,078,755	8,873,278	1,205,477		9,710,938	8,599,841	1,111,097
Average invested capital	543,632	514,818	28,814		874,259	908,618	(34,359)
Return on average assets	1.15%	1.10%	5	bp	1.06%	1.15%	(9	) bp
Return on invested capital	23.67%	21.05%	262	bp	13.05%	12.16%	89	bp
Efficiency ratio	59.23%	59.08%	15	bp	61.71%	60.64%	107	bp
Net charge-offs (annualized) to average loans	0.49%	0.54%	(5	) bp	0.38%	0.93%	(55	) bp

Net income generated in the Oklahoma market in the second quarter of 2011 increased $5.1 million or 19% over the third quarter of 2010.   Change in the fair value of the mortgage servicing rights, net of economic hedge, decreased net income by $1.8 million for the third quarter of 2011 and decreased pre-tax net income by $4.8 million in the third quarter of 2010.  Increased fees and commission revenue was partially offset by increased operating expenses, excluding changes in the fair value of mortgage servicing rights.  Net loans charged off decreased $986 thousand.

Net interest revenue was flat with the third quarter of 2010.  Average loan balances decreased $220 million.  The favorable net interest impact of the $1.2 billion increase in average deposit balances was partially offset by lower yield on funds sold to the funds management unit.

Fees and commission revenue increased $6.9 million over the third quarter of 2010.  Mortgage banking revenue increased $2.5 million over the third quarter of 2010 primarily due to increased gain on mortgages sold in the secondary market.  Brokerage and trading revenue was up $2.5 million over the third quarter of 2010 and transaction card revenue increased $1.8 million due to increased transaction volume.

Excluding the change in the fair value of mortgage servicing rights, other operating expenses increased $4.3 million or 5% over the prior year.  Personnel expenses increased $3.8 million or 10% primarily due to increased incentive compensation on increased trading and mortgage transaction activity and annual merit increases.   Non-personnel expenses increased $2.7 million or 6% primarily due increased data processing and communications expenses related to increased transaction card activity.

Net loans charged off decreased to $6.4 million or 0.49% of average loans on an annualized basis for third quarter of 2011 compared with $7.4 million or 0.54% of average loans on an annualized basis for the third quarter of 2010.

Average deposits in the Oklahoma market for the third quarter of 2011 increased $1.2 billion over the third quarter of 2010, primarily due to an increase in average commercial deposit balances.  Deposits related to commercial and industrial customers, treasury services and energy customers all increased over the prior year.  Wealth management deposits increased over the prior year in the private banking division, broker/dealer division and in trust.  Consumer banking deposits decreased and commercial deposits increased compared to the prior year primarily due to the transfer of small business banking activities from the Consumer Banking segment to the Commercial banking segment.

Texas Market

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas.  Texas is our second largest market with 32% of our average loans, 24% of our average deposits and 12% of our consolidated net income in the third quarter of 2011.

Table 12 – Texas
(Dollars in thousands)
	Three Months Ended Sept. 30,		Increase		Nine Months Ended Sept. 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$34,632	$33,686	$946		$101,572	$99,684	$1,888
Net loans charged off	1,195	3,444	(2,249)		2,838	14,837	(11,999)
Net interest revenue after net loans charged off	33,437	30,242	3,195		98,734	84,847	13,887

Fees and commissions revenue	16,265	15,795	470		47,373	45,102	2,271
Gain on financial instruments and other assets, net	–	–	–		(70)	(7)	(63)
Other operating revenue	16,265	15,795	470		47,303	45,095	2,208

Personnel expense	16,670	16,251	419		49,550	48,447	1,103
Net losses and expenses of repossessed assets	602	1,452	(850)		1,878	4,255	(2.377)
Other non-personnel expense	15,868	15,628	240		46,292	44,680	1,612
Total other operating expense	33,140	33,331	(191)		97,720	97,382	338

Income before taxes	16,562	12,706	3,856		48,317	32,560	15,757
Federal and state income tax	5,962	4,574	1,388		17,394	11,722	5,672

Net income	$10,600	$8,132	$2,468		$30,923	$20,838	$10,085

Average assets	$4,924,959	$4,518,980	$405,979		$4,870,261	$4,397,521	$472,740
Average loans	3,466,036	3,301,559	164,477		3,372,419	3,327,071	45,348
Average deposits	4,349,738	3,939,103	410,635		4,305,556	3,825,173	480,383
Average invested capital	472,392	475,825	(3,433)		468,800	482,684	(13,884)
Return on average assets	0.85%	0.71%	14	bp	0.85%	0.63%	22	bp
Return on invested capital	8.90%	6.78%	212	bp	8.82%	5.77%	305	bp
Efficiency ratio	65.11%	67.36%	(225	) bp	65.61%	67.26%	(165	) bp
Net charge-offs (annualized) to average loans	0.14%	0.41%	(27	) bp	0.11%	0.60%	(49	) bp

Net income in the Texas market increased $2.5 million or 30% over the third quarter of 2010 primarily due to a decrease in net loans charged off and net losses and operating expenses of repossessed assets.

Net interest revenue increased $946 thousand or 3% over the third quarter of 2010.  Average assets increased due primarily to a $411 million or 10% increase in deposits which were sold to the funds management unit.  Average outstanding loans grew by $164 million or 5% over the third quarter of 2010.

Other operating revenue increased $470 thousand or 3% over the third quarter of 2010.  Trust fees and commissions, brokerage and trading revenue and transaction card revenue all increased over the prior year.  Deposit service charges were flat compared to the prior year and mortgage banking revenue decreased.

Operating expenses decreased $191 thousand or 1% compared to the third quarter of 2010.  Personnel costs increased primarily due to annual merit increases and non-personnel costs increased modestly.

Net loans charged off totaled $1.2 million or 0.14% of average loans for the third quarter of 2011 on an annualized basis, down from $3.4 million or 0.41% of average loans for the third quarter of 2010 on an annualized basis.

Other Markets

Net income attributable to our New Mexico market totaled $3.5 million or 4% of consolidated net income, an increase of $1.8 million or 109% over the third quarter of 2010.  Net charge-offs declined by $1.4 million to $707 thousand or 0.39% of average loans on an annualized basis in the third quarter of 2011 compared to $2.1 million or 1.18% of average loans on an annualized basis in the third quarter of 2010.  Net interest income increased $343 thousand or 4% over the third quarter of 2010.  Average loan balances increased $5.7 million over the third quarter of 2010.  Average demand deposit balances increased $61 million or 26% over the prior year, offset by a $34 million decrease in interest-bearing transaction account balances and a $34 million decrease in time deposit balances.  Operating revenues increased $776 thousand or 11% over the third quarter of 2010 primarily due to increased brokerage and trading revenue and transaction card revenues, partially offset by lower mortgage banking revenue.

Net income attributable to our Arkansas market increased $1.0 million or 64% over the third quarter of 2010 to $2.6 million.  Net interest revenue decreased $553 thousand primarily due to a $51 million decrease in average loans.  Loans in the Arkansas market continued to decrease due to the run-off of indirect automobile loans.  Average deposits in our Arkansas market were down $1.1 million or 1% compared to the third quarter of 2010.  Higher costing time deposits decreased $28 million, offset by a $27 million increase in interest-bearing transaction deposits.  Other operating revenue decreased $754 thousand primarily due to decreased securities trading revenue at our Little Rock office.  Transaction card revenue also increased over the third quarter of 2010.  Other operating expenses decreased $1.8 million compared to the third quarter of 2010 primarily due to decreased incentive compensation costs related to trading activity.  Net loans charged off totaled $159 thousand or 0.24% of average loans on an annualized basis compared to $1.3 million or 1.64% on an annualized basis in the third quarter of 2010.

Net income attributed to our Colorado market increased $1.3 million or 107% over the third quarter of 2010 to $2.6 million.  Net loans charged off decreased $2.1 million compared to the third quarter of 2010 to $372 thousand or 0.19% on an annualized basis. Net loans charged off in the third quarter of 2010 totaled $2.4 million or 1.28% of loans on an annualized basis.  Net interest revenue increased $286 thousand due primarily to a $33 million or 4% increase in average loans outstanding.  Other operating revenue was down $273 thousand compared to the third quarter of 2010, primarily due to decreased mortgage banking revenue partially offset by increased trust fees and commissions.  Operating expenses were flat with the prior year.  Decreased net losses and operating expenses of repossessed assets was partially offset by increased personnel costs.  Average deposits attributable to the Colorado market increased $150 million or 13% over the third quarter of 2010 primarily related to an increase in commercial and wealth management deposits, partially offset by a decrease in consumer deposits.

The Arizona market incurred a net loss of $2.1 million for the third quarter of 2011 compared to a net loss of $1.3 million in the third quarter of 2010 due primarily to a $2.0 million increase in net loans charged off and losses and operating expenses on repossessed assets.  Excluding these credit costs, we continue to see improvement in the Arizona market.  Net interest revenue increased $946 thousand or 28% over the prior year.  Average loan balances grew $62 million or 12% over the prior year and average deposits increased $26 million or 11%.  Growth was primarily related to commercial loans and deposits.  Other operating revenue was down $551 thousand compared to the third quarter of 2010 primarily due to decreased mortgage banking revenue.  Personnel and non-personnel expenses were down $282 thousand compared to the third quarter of 2010.

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

Net income attributed to the Kansas / Missouri market decreased by $158 thousand compared to the third quarter of 2010.  Net interest revenue increased $492 thousand or 20%.  Average loan balances increased $61 million or 21% over the third quarter of 2010 and average deposits balances were up $26 million or 10%.  Operating revenue increased $1.6 million or 30% primarily due to increased brokerage and trading revenue and trust fees and commissions.  Personnel costs were up $1.2 million primarily due to increased incentive compensation related to brokerage and trading activity and increased headcount.  Non-personnel expense increased $1.1 million primarily due to increased corporate expense allocations based on increased transaction activity.

Table 13 – New Mexico
(Dollars in thousands)
	Three Months Ended Sept. 30,		Increase		Nine Months Ended Sept. 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$8,426	$8,083	$343		$25,080	$23,719	$1,361
Net loans charged off	707	2,102	(1,395)		1,707	5,300	(3,593)
Net interest revenue after net loans charged off	7,719	5,981	1,738		23,373	18,419	4,954

Other operating revenue – fees and commission	7,704	6,928	776		21,447	19,014	2,433

Personnel expense	3,396	3,354	42		10,132	9,714	418
Net losses and expenses of repossessed assets	60	43	17		1,424	2,736	(1.312)
Other non-personnel expense	6,206	6,749	(543)		18,069	17,167	902
Total other operating expense	9,662	10,146	(484)		29,625	29,617	8

Income before taxes	5,761	2,763	2,998		15,195	7,816	7,379
Federal and state income tax	2,241	1,075	1,166		5,911	3,040	2,871

Net income	$3,520	$1,688	$1,832		$9,284	$4,776	$4,508

Average assets	$1,401,640	$1,345,716	$55,924		$1,386,561	$1,302,086	$84,475
Average loans	711,735	706,021	5,714		706,764	722,650	(15,886)
Average deposits	1,236,172	1,245,864	(9,692)		1,243,415	1,215,905	27,510
Average invested capital	82,159	82,142	17		81,967	83,453	(1,486)
Return on average assets	1.00%	0.50%	50	bp	0.90%	0.49%	41	bp
Return on invested capital	17.00%	8.15%	885	bp	15.14%	7.65%	749	bp
Efficiency ratio	59.90%	67.59%	(769	) bp	63.67%	69.31%	(564	) bp
Net charge-offs (annualized) to average loans	0.39%	1.18%	(79	) bp	0.32%	0.98%	(66	) bp

Table 14 – Arkansas
(Dollars in thousands)
	Three Months Ended Sept. 30,		Increase		Nine Months Ended Sept. 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$1,967	$2,520	$(553)		$6,191	$7,797	$(1,606)
Net loans charged off	159	1,308	(1,149)		2,648	5,514	(2,866)
Net interest revenue after net loans charged off	1,808	1,212	596		3,543	2,283	1,260

Other operating revenue – fees and commissions	11,098	11,852	(754)		27,738	29,372	(1,634)

Personnel expense	4,609	6,140	(1,531)		13,588	15,500	(1,912)
Net losses (gains) and expenses of repossessed assets	(16)	489	(505)		480	1,082	(602)
Other non-personnel expense	3,988	3,796	192		11,496	11,703	(207)
Total other operating expense	8,581	10,425	(1,844)		25,564	28,285	(2,721)

Income before taxes	4,325	2,639	1,686		5,717	3,370	2,347
Federal and state income tax	1,682	1,027	655		2,224	1,311	913

Net income	$2,643	$1,612	$1,031		$3,493	$2,059	$1,434

Average assets	$286,337	$344,826	$(58,489)		$292,164	$362,166	$(70,002)
Average loans	265,536	316,978	(51,442)		274,645	339,249	(64,604)
Average deposits	214,330	215,459	(1,129)		208,190	187,126	21,064
Average invested capital	24,374	22,487	1,887		23,473	23,279	194
Return on average assets	3.66%	1.85%	181	bp	1.60%	0.76%	84	bp
Return on invested capital	43.02%	28.44%	1,458	bp	19.90%	11.83%	807	bp
Efficiency ratio	65.68%	72.54%	(686	) bp	75.35%	76.10%	(75	) bp
Net charge-offs (annualized) to average loans	0.24%	1.64%	(140	) bp	1.29%	2.17%	(88	) bp

Table 15 – Colorado
(Dollars in thousands)
	Three Months Ended Sept. 30,		Increase		Nine Months Ended Sept. 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$8,440	$8,154	$286		$24,839	$24,731	$108
Net loans charged off	372	2,430	(2,058)		2,026	8,498	(6,472)
Net interest revenue after net loans charged off	8,068	5,724	2,344		22,813	16,233	6,580

Fees and commissions revenue	5,156	5,429	(273)		15,367	15,362	5
Loss on financial instruments and other assets, net	–	–	–		–	(7)	7
Other operating revenue	5,156	5,429	(273)		15,367	15,355	12

Personnel expense	4,614	4,286	328		13,500	12,666	834
Net losses (gains) and expenses of repossessed assets	(448)	75	(523)		(170)	1,158	(1,328)
Other non-personnel expense	4,883	4,774	109		14,339	14,304	35
Total other operating expense	9,049	9,135	(86)		27,669	28,128	(459)

Income before taxes	4,175	2,018	2,157		10,511	3,460	7,051
Federal and state income tax	1,624	785	839		4,089	1,346	2,743

Net income	$2,551	$1,233	$1,318		$6,422	$2,114	$4,308

Average assets	$1,346,750	$1,199,133	$147,617		$1,332,971	$1,200,940	$132,031
Average loans	786,846	753,480	33,366		775,110	782,248	(7,138)
Average deposits	1,274,667	1,124,821	149,846		1,264,000	1,128,937	135,063
Average invested capital	118,486	121,411	(2,925)		117,865	125,597	(7,732)
Return on average assets	0.75%	0.41%	34	bp	0.64%	0.24%	40	bp
Return on invested capital	8.54%	4.03%	451	bp	7.28%	2.25%	503	bp
Efficiency ratio	66.56%	67.25%	(69	) bp	68.82%	70.16%	(134	) bp
Net charge-offs (annualized) to average loans	0.19%	1.28%	(109	) bp	0.35%	1.45%	(110	) bp

Table 16 – Arizona
(Dollars in thousands)
	Three Months Ended Sept. 30,		Increase		Nine Months Ended Sept. 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$4,295	$3,349	$946		$12,003	$8,653	$3,350
Net loans charged off	1,229	3,339	(2,110)		4,613	18,368	(13,755)
Net interest revenue (expense) after net loans charged off	3,066	10	3,056		7,390	(9,715)	17,105

Other operating revenue – fees and commissions	1,173	1,724	(551)		4,053	3,544	509

Personnel expense	2,272	2,487	(215)		7,221	7,155	66
Net losses (gains) and expenses of repossessed assets	3,354	(772)	4,126		7,737	11,366	(3,629)
Other non-personnel expense	2,065	2,132	(67)		6,434	5,621	813
Total other operating expense	7,691	3,847	3,844		21,392	24,142	(2,750)

Loss before taxes	(3,452)	(2,113)	(1,339)		(9,949)	(30,313)	20,364
Federal and state income tax	(1,343)	(822)	(521)		(3,870)	(11,792)	7,922

Net loss	$(2,109)	$(1,291)	$(818)		$(6,079)	$(18,521)	$12,442

Average assets	$656,604	$621,571	$35,033		$642,239	$604,005	$38,234
Average loans	590,615	529,053	61,562		574,902	517,397	57,505
Average deposits	259,613	233,276	26,337		256,444	215,145	41,299
Average invested capital	65,628	64,667	961		65,158	65,677	(519)
Return on average assets	(1.27%)	(0.82%)	(45	) bp	(1.27%)	(4.10%)	283	bp
Return on invested capital	(12.75%)	(7.92%)	(483	) bp	(12.47%)	(37.70%)	2,523	bp
Efficiency ratio	140.65%	75.83%	6,482	bp	133.23%	197.93%	(6,470	) bp
Net charge-offs (annualized) to average loans	0.83%	2.50%	(167	) bp	1.07%	4.75%	368	bp

Table 17 – Kansas / Missouri
(Dollars in thousands)
	Three Months Ended Sept. 30,		Increase		Nine Months Ended Sept. 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net interest revenue	$2,903	$2,411	$492		$8,484	$6,774	$1,710
Net loans charged off (recovered)	6	(3)	9		237	(51)	288
Net interest revenue after net loans charged off (recovered)	2,897	2,414	483		8,247	6,825	1,422

Other operating revenue – fees and commission	7,005	5,387	1,618		16,263	14,060	2,203

Personnel expense	4,373	3,205	1,168		10,835	9,432	1,403
Net losses (gains) and expenses of repossessed assets	1	(57)	58		132	(154)	286
Other non-personnel expense	3,127	1,994	1,133		7,989	5,890	2,099
Total other operating expense	7,501	5,142	2,359		18,956	15,168	3,788

Income before taxes	2,401	2,659	(258)		5,554	5,717	(163)
Federal and state income tax	934	1,034	(100)		2,161	2,224	(63)

Net income	$1,467	$1,625	$(158)		$3,393	$3,493	$(100)

Average assets	$363,633	$300,809	$62,824		$366,310	$298,379	$67,931
Average loans	350,847	289,595	61,252		355,806	287,362	68,444
Average deposits	281,939	255,530	26,409		308,102	218,086	90,016
Average invested capital	27,892	21,519	6,373		26,607	22,138	4,469
Return on average assets	1.60%	2.14%	(54	) bp	1.24%	1.57%	(33	) bp
Return on invested capital	20.87%	29.96%	(909	) bp	17.05%	21.10%	(405	) bp
Efficiency ratio	75.71%	65.94%	977	bp	76.60%	72.80%	380	bp
Net charge-offs (annualized) to average loans	0.01%	–%	1	bp	0.09%	(0.02%)	11	bp

Financial Condition

Securities

We maintain a securities portfolio to enhance profitability, support customer transactions, manage interest rate risk, provide liquidity and comply with regulatory requirements.  Securities are classified as trading, held for investment, or available for sale.  See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of September 30, 2011.

We intend to sell trading securities to our customers for a profit.  Trading securities are carried at fair value.  Changes in fair value are recognized in current period income.

At September 30, 2011, the carrying value of investment (held-to-maturity) securities was $453 million and the fair value was $483 million.  Investment securities consist primarily of Oklahoma municipal bonds and Texas school construction bonds.  Substantially all of these bonds are general obligations of the issuers.  The investment security portfolio is diversified among issuers.  The largest obligation of any single issuer is $30 million.  Approximately $93 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.  As discussed in greater detail in Note 2 to the Consolidated Financial Statements, we transferred $120 million of U.S. government agency residential mortgage-backed securities to the investment portfolio during the third quarter of 2011.

Available for sale securities, which may be sold prior to maturity, are carried at fair value.  Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.  The amortized cost of available for sale securities totaled $9.3 billion at September 30, 2011, an increase of $37 million over June 30, 2011.  At September 30, 2011, residential mortgage-backed securities represented 99% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates.  We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security.  Current interest rates are historically low and prices for residential mortgage-backed securities are historically high resulting in low effective durations.  Our best estimate of the duration of the residential mortgage-backed securities portfolio at September 30, 2011 is 1.4 years.  Management estimates the duration extends to 3.1 years assuming an immediate 200 basis point upward shock.  The estimated duration contracts to 0.8 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans.  We mitigate this risk by primarily investing in securities issued by U.S. government agencies.  Principal and interest payments on the underlying loans are fully guaranteed.  At September 30, 2011, approximately $8.7 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies.   The fair value of these residential mortgage-backed securities totaled $9.0 billion at September 30, 2011.

We also hold amortized cost of $525 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $57 million from June 30, 2011.  The decline was primarily due to $46 million of cash received and $11 million of other-than-temporary impairment losses charged against earnings during the third quarter of 2011.  The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $457 million at September 30, 2011.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $350 million of Jumbo-A residential mortgage loans and $174 million of Alt-A residential mortgage loans.  Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums.  Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards.  Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support.  All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage backed securities held that were originated in 2007 and 2006.  The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 10.5% and currently stands at 4.5%.  The Jumbo-A residential mortgage-backed securities had original credit enhancement of 8.7% and the current level is 8.0%.  Approximately 81% of our Alt-A mortgage-backed securities represents pools of fixed-rate residential mortgage loans.  None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”).  Approximately 24% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

Privately issued residential mortgage-backed securities with a total amortized cost of $481 million were rated below investment grade at September 30, 2011 by at least one of the nationally-recognized rating agencies.  Net unrealized losses on below investment grade residential mortgage-backed securities totaled $64 million at September 30, 2011.  Net unrealized losses on these same below investment grade securities were $66 million at June 30, 2011.

The aggregate gross amount of unrealized losses on available for sale securities totaled $69 million at September 30, 2011.  On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements.  Other-than-temporary impairment charges of $11 million were recognized in earnings in the third quarter of 2011 related to certain privately issued residential mortgage-backed securities that we do not intend to sell.

Certain U.S. government agency issued residential mortgage-backed securities, identified as mortgage trading securities, have been segregated and designated as economic hedges of changes in the fair value of our mortgage servicing rights.  We have elected to carry these securities at fair value with changes in fair value recognized in current period income.  These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights.

Bank-Owned Life Insurance

We have approximately $260 million of bank-owned life insurance at September 30, 2011.  This investment is expected to provide a long-term source of earnings to support existing employee benefit programs.  Approximately $230 million is held in separate accounts.  Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities.  The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines.  The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments.  At September 30, 2011, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $252 million.  As the underlying fair value of the investments held in a separate account at September 30, 2011 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap.  The stable value wrap is provided by a domestic financial institution.  The remaining cash surrender value of $30 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $11.1 billion at September 30, 2011, a $387 million increase since June 30, 2011.

Table 18 – Loans
(In thousands)
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2011	2011	2011	2010	2010
Commercial:
Energy	$1,797,609	$1,682,842	$1,759,452	$1,711,409	$1,761,926
Services	1,857,478	1,713,057	1,586,785	1,580,921	1,594,215
Wholesale/retail	1,026,229	1,068,186	984,273	1,010,246	1,041,004
Manufacturing	370,729	367,151	380,043	325,191	347,478
Healthcare	907,147	869,308	840,809	809,625	814,456
Integrated food services	199,852	195,774	211,637	204,283	169,956
Other commercial and industrial	316,645	282,278	285,258	292,321	242,973
Total commercial	6,475,689	6,178,596	6,048,257	5,933,996	5,972,008

Commercial real estate:
Construction and land development	355,215	367,092	394,337	447,864	502,465
Retail	445,794	438,494	420,193	405,540	399,500
Office	425,743	482,505	488,515	457,450	490,429
Multifamily	387,468	335,662	355,240	369,242	352,200
Industrial	225,353	162,167	177,807	182,093	176,594
Other real estate	420,329	397,795	386,890	415,161	401,934
Total commercial real estate	2,259,902	2,183,715	2,222,982	2,277,350	2,323,122

Residential mortgage:
Permanent mortgage	1,151,168	1,151,176	1,153,269	1,202,559	1,283,389
Permanent mortgages guaranteed by U.S. government agencies	168,690	134,458	63,552	72,385	72,880
Home equity	592,038	582,363	560,500	553,304	527,639
Total residential mortgage	1,911,896	1,867,997	1,777,321	1,828,248	1,883,908

Consumer:
Indirect automobile	130,296	162,500	198,663	239,576	284,920
Other consumer	346,786	344,736	342,612	363,866	341,886
Total consumer	477,082	507,236	541,275	603,442	626,806

Total	$11,124,569	$10,737,544	$10,589,835	$10,643,036	$10,805,844

Outstanding commercial loan balances continued to grow in most geographic regions, increasing $297 million over June 30, 2011.  Commercial real estate loans increased $76 million during the third quarter of 2011.  Residential mortgage loans increased $44 million over June 30, 2011 due primarily to a $34 million increase in loans guaranteed by U.S. government agencies.  These loans represent loans previously sold to GNMA mortgage pools that are reacquired when certain delinquency criteria are met.  Consumer loans decreased $30 million from June 30, 2011 primarily related to the continued runoff of indirect automobile loans related to the previously announced decision to curtail that business in favor of a customer-focused direct approach to consumer lending.  A breakdown of geographical market follows on Table 19 with discussion of changes in the balance by portfolio and geography.

A breakdown of our loan portfolio by primary market based on where we manage the account follows on Table 19.  This breakdown may not always represent the location of the borrower or the collateral.

Table 19 – Loans by Principal Market
(In thousands)

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2011	2011	2011	2010	2010
Oklahoma:
Commercial	$2,807,979	$2,594,502	$2,618,045	$2,581,082	$2,662,347
Commercial real estate	624,990	619,201	661,254	726,409	748,501
Residential mortgage	1,366,953	1,309,110	1,219,237	1,253,466	1,293,334
Consumer	248,851	267,550	291,412	336,492	349,720
Total Oklahoma	5,048,773	4,790,363	4,789,948	4,897,449	5,053,902

Texas:
Commercial	2,069,117	2,003,847	1,916,270	1,888,635	1,876,994
Commercial real estate	741,984	711,906	687,817	686,956	715,859
Residential mortgage	273,025	282,934	283,925	297,027	309,815
Consumer	133,286	140,044	141,199	146,986	151,434
Total Texas	3,217,412	3,138,731	3,029,211	3,019,604	3,054,102

New Mexico:
Commercial	269,690	280,306	262,597	279,432	289,368
Commercial real estate	314,701	311,565	326,104	314,781	314,957
Residential mortgage	93,444	95,021	90,466	88,392	87,851
Consumer	18,142	18,536	19,242	19,583	20,153
Total New Mexico	695,977	705,428	698,409	702,188	712,329

Arkansas:
Commercial	89,262	74,677	75,889	84,775	91,752
Commercial real estate	124,393	121,286	124,875	116,989	117,137
Residential mortgage	14,428	13,939	14,114	13,155	14,937
Consumer	44,163	52,439	61,746	72,787	84,869
Total Arkansas	272,246	262,341	276,624	287,706	308,695

Colorado:
Commercial	508,222	515,829	514,100	470,500	457,421
Commercial real estate	188,659	167,414	172,416	197,180	203,866
Residential mortgage	65,327	66,985	67,975	72,310	75,152
Consumer	22,024	19,507	20,145	21,409	15,402
Total Colorado	784,232	769,735	774,636	761,399	751,841

Arizona:
Commercial	283,867	291,515	251,390	231,117	234,739
Commercial real estate	222,249	205,269	213,442	201,018	188,943
Residential mortgage	85,243	86,415	89,384	89,245	85,184
Consumer	6,625	6,772	5,266	3,445	3,061
Total Arizona	597,984	589,971	559,482	524,825	511,927

Kansas / Missouri:
Commercial	447,552	417,920	409,966	398,455	359,387
Commercial real estate	42,926	47,074	37,074	34,017	33,859
Residential mortgage	13,476	13,593	12,220	14,653	17,635
Consumer	3,991	2,388	2,265	2,740	2,167
Total Kansas / Missouri	507,945	480,975	461,525	449,865	413,048

Total BOK Financial loans	$11,124,569	$10,737,544	$10,589,835	$10,643,036	$10,805,844

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

The commercial loan portfolio grew by $297 million during the third quarter of 2011.  Service sector loans increased $144 million primarily in the Oklahoma and Texas markets.  Energy sector loans increased $115 million from June 30, 2011 primarily in the Texas and Oklahoma markets, partially offset by a decrease in the Colorado market.  Healthcare sector loans increased $38 million primarily in the Oklahoma and Colorado markets.  Wholesale/retail sector loans decreased $42 million primarily due to a decrease in loans attributed to the Texas market, partially offset by an increase in loans attributed to the Oklahoma and Arizona markets.

The commercial sector of our loan portfolio is distributed as follows in Table 20.

Table 20 – Commercial Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total

Services	$587,890	$611,520	$166,891	$14,352	$204,076	$121,118	$151,631	$1,857,478
Energy	927,707	672,558	–	262	197,08219	–	–	1,797,609
Wholesale/retail	443,673	387,526	52,371	33,593	14,013	77,635	17,418	1,026,229
Manufacturing	198,471	84,181	16,217	1,228	22,157	22,378	26,097	370,729
Healthcare	544,769	215,635	8,808	5,834	64,408	45,461	22,232	907,147
Integrated food services	18,065	8,248	–	27	1,910	–	171,602	199,852
Other commercial and industrial	87,404	89,449	25,403	33,966	4,576	17,275	58,572	316,645
Total commercial loans	$2,807,979	$2,069,117	$269,690	$89,262	$508,222	$283,867	$447,552	$6,475,689

The services sector of the loan portfolio totaled $1.9 billion or 17% of total loans and consists of a large number of loans to a variety of businesses, including community foundations, communications, educational, gaming and transportation services.  Service sector loans increased $144 million over June 30, 2011.  Approximately $1.0 billion of the services category is made up of loans with individual balances of less than $10 million.  Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.  Loans in this sector may also be secured by personal guarantees of the owners or related parties.

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

Energy loans totaled $1.8 billion or 16% of total loans.  Outstanding energy loans increased $115 million during the third quarter of 2011.  Unfunded energy loan commitments increased by $113 million to $2.2 billion at September 30, 2011.

Approximately $1.5 billion of energy loans were to oil and gas producers, up $98 million over June 30, 2011.  Approximately 51% of the committed production loans are secured by properties primarily producing natural gas and 49% of the committed production loans are secured by properties primarily producing oil.  Loans to borrowers engaged in wholesale or retail energy sales increased $3.2 million to $195 million.  Loans to borrowers that provide services to the energy industry increased $3.5 million during the third quarter of 2011 to $57 million and loans to borrowers that manufacture equipment primarily for the energy industry increased $3.1 million during the third quarter of 2011 to $10 million.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers.  Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants.  At September 30, 2011, the outstanding principal balance of these loans totaled $1.7 billion.  Substantially all of these loans are to borrowers with local market relationships.  We serve as the agent lender in approximately 19% of our shared national credits, based on dollars committed.  We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits.  Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.  In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.  Risk grading provided by the regulators in the third quarter of 2011 did not differ significantly from management’s assessment.

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

Commercial real estate loans totaled $2.3 billion or 20% of the loan portfolio at September 30, 2011.  Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%.   The outstanding balance of commercial real estate loans increased $76 million over the second quarter of 2011.  The commercial real estate sector of our loan portfolio is distributed as follows in Table 21.

 Table 21 – Commercial Real Estate Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Construction and land development	$107,623	$67,282	$60,700	$13,684	$69,636	$29,509	$6,781	$355,215
Retail	113,490	184,739	55,010	11,891	7,859	63,059	9,746	445,794
Office	74,376	168,113	80,569	12,063	50,739	39,817	66	425,743
Multifamily	133,532	115,756	20,431	56,931	8,072	43,817	8,929	387,468
Industrial	71,241	105,970	29,551	288	1,034	9,164	8,105	225,353
Other real estate	124,728	100,124	68,440	29,536	51,319	36,883	9,299	420,329
Total commercial real estate loans	$624,990	$741,984	$314,701	$124,393	$188,659	$222,249	$42,926	$2,259,902

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $12 million from June 30, 2011 to $355 million at September 30, 2011 primarily due to payments.  In addition, $2.3 million of construction and land development loans were charged-off and $1.4 million were transferred to other real estate owned in the third quarter of 2011.  This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed.

Loans secured by industrial properties increased $63 million from June 30, 2011, primarily in the Texas and New Mexico markets.  Loans secured by multifamily residential properties increased $52 million, primarily concentrated in the Oklahoma market.  Loans secured by offices increased $57 million during the third quarter, primarily in the Texas, New Mexico and Oklahoma markets.

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

Residential mortgage loans totaled $1.9 billion, up $44 million over June 30, 2011.  In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans.  We have no concentration in sub-prime residential mortgage loans.  Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

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

Approximately $87 million or 8% of the non-guaranteed portion of the permanent mortgage loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs.  The outstanding balance of these loans is down from $91 million at June 30, 2011.  These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation.  However, these loans do have a higher risk of delinquency and losses in the event of default than traditional residential mortgage loans.  The initial maximum LTV of loans in these programs was 103%.

At September 30, 2011, $169 million of permanent residential mortgage loans are guaranteed by U.S. government agencies.  We have minimal credit exposure on loans guaranteed by the agencies.  This amount includes $36 million of residential mortgage loans previously sold into GNMA mortgage pools.  The Company may repurchase these loans when certain defined delinquency criteria are met.  Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet.  The remaining amount represents loans that the Company has repurchased from GNMA mortgage pools.  The increase in guaranteed residential mortgage loans is due to a growing volume of delinquent loans and time requirements to either modify or foreclose.  We do not initiate foreclosure on loans with pending modification requests.

Home equity loans totaled $592 million at September 30, 2011, a $9.7 million increase over June 30, 2011.  These loans are generally first or second lien loans with a maximum LTV of 100%, including consideration of any superior liens.  These loans require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand.

Indirect automobile loans decreased $32 million from June 30, 2011, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach.  Other consumer loans increased $2.1 million during the third quarter of 2011.

The composition of residential mortgage and consumer loans at September 30, 2011 is as follows in Table 22. All permanent residential mortgage loans originated and serviced by our mortgage banking unit are attributed to the Oklahoma market.  Other permanent residential mortgage loans originated by the Bank are attributed to their respective principal market.

Table 22 – Residential Mortgage and Consumer Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Residential mortgage:
Permanent mortgage	$836,727	$173,857	$10,403	$9,679	$43,300	$69,477	$7,725	$1,151,168
Permanent mortgages guaranteed by U.S. government agencies	168,690	–	–	–	–	–	–	168,690
Home equity	361,536	99,168	83,041	4,749	22,027	15,766	5,751	592,038
Total residential mortgage	$1,366,953	$273,025	$93,444	$14,428	$65,327	$85,243	$13,476	$1,911,896

Consumer:
Indirect automobile	$71,256	$21,616	$–	$37,424	$–	$–	$–	$130,296
Other consumer	177,595	111,670	18,142	6,739	22,024	6,625	3,991	346,786
Total consumer	$248,851	$133,286	$18,142	$44,163	$22,024	$6,625	$3,991	$477,082

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business.  These arrangements included unfunded loan commitments which totaled $5.7 billion and standby letters of credit which totaled $509 million at September 30, 2011.  Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors.  Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party.  Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Approximately $1.5 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at September 30, 2011.

As more fully described in Note 5 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse.  These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties.  The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties.  We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure.  At September 30, 2011, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $262 million, down from $274 million at June 30, 2011.  Substantially all of these loans are to borrowers in our primary markets including $185 million to borrowers in Oklahoma, $26 million to borrowers in Arkansas, $16 million to borrowers in New Mexico, $14 million to borrowers in the Kansas/Missouri area and $12 million to borrowers in Texas.

Under certain conditions, we also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements.  As of September 30, 2011, less than 10% of purchase requests made in 2010 and 2011 have resulted in actual repurchases or indemnification by the Company.  For the nine months ended September 30, 2011, we have repurchased 6 loans for $593 thousand from the agencies and recognized $135 thousand of losses.  At September 30, 2011, we have unresolved deficiency requests from the agencies on 203 loans with an aggregate outstanding balance of $33 million.  During 2010, the Company established an accrual for credit losses related to potential loan repurchases under representations and warranties which is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statement of Earnings.  This accrual totaled $2.1 million at September 30, 2011.

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

Derivative contracts are carried at fair value.  At September 30, 2011, the net fair values of derivative contracts reported as assets under these programs totaled $364 million, up from $227 million at June 30, 2011.  Derivative contracts carried as assets included interest rate contracts with fair values of $220 million, energy contracts with fair values of $103 million and foreign exchange contracts with fair values of $66 million.  The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $342 million.

At September 30, 2011, total derivative assets were reduced by $37 million of cash collateral received from counterparties and total derivative liabilities were reduced by $56 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2011 follows in Table 23.

Table 23 – Fair Value of Derivative Contracts
(In thousands)
Customers	$156,693
Banks and other financial institutions	148,814
Exchanges	66,930
Energy companies	9,973
Other	3,546
Fair value of customer hedge asset derivative contracts, net	$385,956

At September 30, 2011, the largest exposure to a single counterparty, a large domestic financial institution, totaled $14 million and our aggregate gross exposure to all European banks totaled $4.9 million. In addition, we had exposure to an exchange whose parent filed bankruptcy on October 31, 2011. Based on currently available information, we expect that any loss that may be experienced would be immaterial to the consolidated financial statements of the Company.

Our customer derivative program also introduces liquidity and capital risk.  We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits.  Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets.  These risks are modeled as part of the management of these programs.  Based on current prices, a decrease in market prices equivalent to $13 per barrel of oil would increase the fair value of derivative assets by $87 million.  An increase in prices equivalent to $147 per barrel of oil would increase the fair value of derivative assets by $246 million as current prices move away from the fixed prices embedded in our existing contracts.  Liquidity requirements of this program are also affected by our credit rating.  A decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $41 million.

Summary of Loan Loss Experience

We maintain separate allowances for loan losses and off-balance sheet credit risk.  The combined allowance for loan losses and off-balance sheet credit losses totaled $287 million or 2.58% of outstanding loans and 125.16% of nonaccruing loans at September 30, 2011.  The allowance for loans losses was $271 million and the allowance for off-balance sheet credit losses was $16 million.  At June 30, 2011, the combined allowance for credit losses was $297 million or 2.77% of outstanding loans and 148.55% of nonaccruing loans at June 30, 2011. The allowance for loan losses was $287 million and the allowance for off-balance sheet credit losses was $10 million.  The increase in allowance for off-balance sheet credit losses is due to a recent Oklahoma Supreme Court ruling that reversed a $7.1 million loan settlement agreement between the Company and the City of Tulsa.  The refund of this settlement will increase future net charge-offs.

The provision for credit losses is the amount necessary to maintain the allowances for loan losses and off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation.  The provision includes the combined charge to expense for both the allowance for loan losses and the allowance for off-balance sheet credit losses.  All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments.  Over the most recent five quarters, the general trend of net charge-offs has stabilized form their elevated levels.  After considering all credit factors, no provision for credit losses was recorded in the third quarter of 2011.  The provision for credit losses totaled $2.7 million for the second quarter of 2011 and $20.0 million for the third quarter of 2010.

Table 24 – Summary of Loan Loss Experience
(In thousands)
	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2011	2011	2011	2010	2010
Allowance for loan losses:
Beginning balance	$286,611	$289,549	$292,971	$299,154	$299,489
Loans charged off:
Commercial	5,083	3,302	2,352	4,802	5,435
Commercial real estate	2,335	3,380	6,893	9,462	8,704
Residential mortgage	3,403	3,381	2,948	2,030	7,380
Consumer	3,202	2,711	3,039	3,859	3,820
Total	14,023	12,774	15,232	20,153	25,339
Recoveries of loans previously charged off:
Commercial	1,404	2,187	1,571	2,933	2,309
Commercial real estate	911	306	343	1,327	1,086
Residential mortgage	283	254	1,082	338	316
Consumer	1,271	1,509	1,918	1,342	1,493
Total	3,869	4,256	4,914	5,940	5,204
Net loans charged off	10,154	8,518	10,318	14,213	20,135
Provision for loan losses	(5,001)	5,580	6,896	8,030	19,800
Ending balance	$271,456	$286,611	$289,549	$292,971	$299,154
Allowance for off-balance sheet credit losses:
Beginning balance	$10,745	$13,625	$14,271	$15,302	$15,102
Provision for off-balance sheet credit losses	5,001	(2,880)	(646)	(1,031)	200
Ending balance	$15,746	$10,745	$13,625	$14,271	$15,302

Total provision for credit losses	$–	$2,700	$6,250	$6,999	$20,000

Allowance for loan losses to loans outstanding at period-end	2.44%	2.67%	2.73%	2.75%	2.77%
Net charge-offs (annualized) to average loans	0.37	0.32	0.39	0.53	0.74
Total provision for credit losses (annualized) to average loans	–	0.10	0.23	0.26	0.74
Recoveries to gross charge-offs	27.59	33.32	32.26	29.47	20.54
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.25	0.18	0.24	0.25	0.28
Combined allowance for credit losses to loans outstanding at period-end	2.58	2.77	2.86	2.89	2.91

Allowance for Loan Losses

The appropriateness of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio.  The allowance consists of specific allowances attributed to certain impaired loans, general allowances based on risk concentration and non-specific allowances based on general economic and related factors.  An independent Credit Administration department is responsible for performing this evaluation for the entire company to ensure that the methodology is applied consistently.  For the nine months ended September 30, 2011, there have been no material changes in the approach or techniques utilized in developing the allowance for the loan losses.

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

No allowances are attributed to impaired loans that are carried at amounts management expects to recover.  However, the remaining balance continues to be classified as nonaccruing until full recovery of principal and interest, including the charged-off portion of the loan, is probable.

Impaired loans totaled $204 million at September 30, 2011 and $176 million at June 30, 2011.  At September 30, 2011, $30 million of impaired loans had specific allowances of $6.7 million and $174 million had no specific allowances because the loans balances represent amounts we expect to recover.  At June 30, 2011, $30 million of impaired loans had specific allowances of $6.7 million and $146 million of impaired loans had no specific allowances because the loan balances represent amounts we expect to recover.

General allowances for unimpaired loans were based on migration models.  Separate migration models are used to determine general allowances for commercial and commercial real estate loans, residential mortgage loans and consumer loans.  Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk-graded based on an evaluation of the borrowers’ ability to repay the loans.  Migration factors are determined for each risk grade to determine the inherent loss based on historical trends using an eight-quarter aggregate accumulation of net losses as the basis for the migration factors.  Losses incurred in more recent periods are more heavily weighted by a sum-of-periods-digits formula.  The greater of the loss factors based on migration trends or a minimum migration factor based on long-term history is assigned to each risk grade.  The resulting general allowances may be adjusted upward or downward by management to account for the limitations in migration models which were based entirely on historical data, such as their limited accuracy at the beginning and ending of credit cycles.

The general allowance for residential mortgage loans was based on an eight-quarter average percent of loss.  The general allowance for consumer loans was based on an eight-quarter average percent loss with separate migration factors determined by major product line, such as indirect automobile loans and direct consumer loans.

The aggregate amount of general allowances for all unimpaired loans totaled $243 million at September 30, 2011 and $253 million at June 30, 2011.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or loan class.  These factors include trends in the economy in our primary lending areas and overall growth in the loan portfolio.  Nonspecific allowances may also be utilized to make adjustments to loss rates determined based on historical information, including consideration of the duration of the business cycle on loss rates.  Nonspecific factors also consider current economic conditions and other relevant factors.  Nonspecific allowances totaled $22 million at September 30, 2011 and $27 million at June 30, 2011.

An allocation of the allowance for loan losses by loan category is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral.  Because the borrowers are still performing in accordance with the original terms of the loans agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets.  Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms.  The potential problem loans totaled $172 million and September 30, 2011 and $171 million at June 30, 2011.  The current composition of potential problem loans by primary industry included wholesale / retail - $37 million, services - $34 million, construction and land development - $30 million, other commercial real estate - $17 million, residential mortgage - $15 million and commercial real estate secured by office buildings - $14 million.

Net Loans Charged Off

Loans are charged off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value.  Loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified.

Net loans charged off during the third quarter of 2011 totaled $10.2 million compared to $8.5 million in the previous quarter and $20.1 million in the third quarter of 2010.  The ratio of net loans charged off (annualized) to average outstanding loans was 0.37% for the third quarter of 2011 compared with 0.32% for the second quarter of 2011 and 0.74% for the third quarter of 2010.  Net loans charged off in the third quarter of 2011 increased $1.6 million over the previous quarter.

Net loans charged off by category and principal market area during the third quarter of 2011 follow in Table 25.

Table 25 – Net Loans Charged Off
(In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total

Commercial	$2,253	$842	$(3)	$(1)	$136	$457	$(5)	$3,679
Commercial real estate	716	(284)	349	49	(39)	633	–	1,424
Residential mortgage	2,495	96	(2)	(3)	472	62	–	3,120
Consumer	1,083	565	23	85	166	(1)	10	1,931
Total net loans charged off	$6,547	$1,219	$367	$130	$735	$1,151	$5	$10,154

Net commercial loans charged off during the third quarter of 2011 increased $2.6 million over the prior quarter and composed primarily of $2.0 million from the Services sector of the loan portfolio primarily in the Oklahoma market.

Net charge-offs of commercial real estate loans decreased $1.7 million from the second quarter of 2011 and included $847 thousand of land and residential construction sector loans primarily in the Colorado and Arizona markets and $625 million of loans secured by multifamily properties primarily in the Oklahoma market.

Residential mortgage net charge-offs were flat compared to the previous quarter and consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, increased $729 thousand over the previous quarter.  All residential mortgage net charge-offs related to loans serviced by our mortgage company across our geographical footprint are attributed to the Oklahoma market.

Nonperforming Assets

Table 26 – Nonperforming Assets
(In thousands)
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2011	2011	2011	2010	2010
Nonaccrual loans:
Commercial	$83,736	$53,365	$57,449	$38,455	$49,361
Commercial real estate	110,048	110,363	125,504	150,366	177,709
Residential mortgage	31,731	31,693	37,824	37,426	38,898
Consumer	3,960	4,749	5,185	4,567	2,784
Total nonaccrual loans	229,475	200,170	225,962	230,814	268,752
Renegotiated loans2	30,477	22,261	21,705	22,261	25,252
Total nonperforming loans	259,952	222,431	247,667	253,075	294,004
Other nonperforming assets	127,943	129,026	131,420	141,394	126,859
Total nonperforming assets	$387,895	$351,457	$379,087	$394,469	$420,863
Nonaccrual loans by principal market:
Oklahoma	$73,794	$41,411	$49,585	$60,805	$72,264
Texas	29,783	32,385	34,404	33,157	36,979
New Mexico	17,242	17,244	17,510	19,283	23,792
Arkansas	26,831	24,842	29,769	7,914	9,990
Colorado	36,854	37,472	40,629	49,416	55,631
Arizona	44,929	43,307	54,065	60,239	70,038
Kansas / Missouri	42	3,509	–	–	58
Total nonaccrual loans	$229,475	$200,170	$225,962	$230,814	$268,752
Nonaccrual loans by loan portfolio sector:
Commercial:
Energy	$3,900	$345	$415	$465	$8,189
Manufacturing	27,691	4,366	4,545	2,116	2,454
Wholesale / retail	27,088	25,138	30,411	8,486	5,584
Integrated food services	–	–	6	13	58
Services	18,181	16,254	15,720	19,262	23,925
Healthcare	5,715	5,962	2,574	3,534	2,608
Other	1,161	1,300	3,778	4,579	6,543
Total commercial	83,736	53,365	57,449	38,455	49,361
Commercial real estate:
Land development and construction	72,207	76,265	90,707	99,579	116,252
Retail	6,492	4,642	5,276	4,978	8,041
Office	11,967	11,473	14,628	19,654	24,942
Multifamily	4,036	4,717	1,900	6,725	6,924
Industrial	–	–	–	4,087	4,151
Other commercial real estate	15,346	13,266	12,993	15,343	17,399
Total commercial real estate	110,048	110,363	125,504	150,366	177,709
Residential mortgage:
Permanent mortgage	27,486	27,991	33,466	32,111	36,654
Home equity	4,245	3,702	4,358	5,315	2,244
Total residential mortgage	31,731	31,693	37,824	37,426	38,898
Consumer	3,960	4,749	5,185	4,567	2,784
Total nonaccrual loans	$229,475	$200,170	$225,962	$230,814	$268,752
Ratios:
Allowance for loan losses to nonaccruing loans	118.29%	143.18%	128.14%	129.75%	111.31%
Nonaccruing loans to period-end loans	2.06%	1.86%	2.13%	2.17%	2.49%
Accruing loans 90 days or more past due1	$1,401	$2,341	$8,043	$7,966	$5,579

1Excludes residential mortgages guaranteed by agencies of the U.S. Government.
2Includes residential mortgages guaranteed by agencies of the U.S. Government. These loans have been modified to extend payment terms and/or reduce interest rates.	26,670	18,716	18,304	18,551	21,706

Nonperforming assets increased $36 million during the third quarter of 2011 to $388 million or 3.45% of outstanding loans and repossessed assets at September 30, 2011.  Nonaccruing loans totaled $229 million, renegotiated residential mortgage loans totaled $30 million (composed primarily of $27 million of residential mortgage loans guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $128 million.  The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to increase.

Loans are classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest.  As more fully discussed in Note 4 to the Consolidated Financial Statements, we may modify nonaccruing commercial and commercial real estate loans in troubled debt restructuring.  Modifications include extension of payment terms and renewal of matured nonaccruing loans.  We may grant interest rate concessions.  We generally do no forgive principal or accrued but unpaid interst.  Renewed or modified nonaccruing loans are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of available cash resources and collateral value.  Renewed or modified nonperforming loans generally remain on nonaccrual status until full collection of principal and interest in accordance with the original terms, including principal previously charged off, is probable.

We generally do not modify consumer loans to troubled borrowers.

Renegotiated loans represent accruing residential mortgage loans modified in troubled debt restructurings.  See Note 4 to the Consolidated Financial Statement for additional discussion of troubled debt restructurings.  Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines.  No unpaid principal or interest is forgiven.  Interest continues to accrue based on the modified terms of the loan.  If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loan is placed on nonaccrual status and included in nonaccrual loans.  Loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. agency guidelines.

A rollforward of nonperforming assets for the third quarter of 2011 follows in Table 27.

Table 27 – Rollforward of Nonperforming Assets
(In thousands)
	For the Three Months Ended Sept. 30, 2011
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, June 30, 2011	$200,170	$22,261	$129,026	$351,457
Additions	61,836	14,230	–	76,066
Payments	(10,224)	(999)	–	(12,080)
Charge-offs	(14,023)	–	–	(14,023)
Net writedowns and losses	–	–	(1,415)	(1,415)
Foreclosure of nonaccruing loans	(7,413)	–	7,413	–
Foreclosure of loans guaranteed by U.S. government agencies	–	–	16,344	16,344
Proceeds from sales	–	(5,417)	(22,857)	(28,274)
Net transfers to nonaccruing loans	116	(116)	–	–
Other, net	(987)	518	(568)	(180)
Balance, Sept. 30, 2011	$229,475	$30,477	$127,943	$387,895

	For the Nine Months Ended Sept. 30, 2011
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2010	$230,814	$22,261	$141,394	$394,469
Additions	143,321	24,145	–	167,466
Payments	(62,139)	(1,596)	–	(64,592)
Charge-offs	(42,029)	–	–	(42,029)
Net writedowns and losses	–	–	(9,144)	(9,144)
Foreclosure of nonaccruing loans	(41,307)	–	41,307	–
Foreclosure of loans guaranteed by U.S. government agencies	–	–	16,344	16,344
Proceeds from sales	–	(13,332)	(49,811)	(63,143)
Net transfers to nonaccruing loans	499	(499)	–	–
Transfers to available for sale securities1	–	–	(11,723)	(11,723)
Other, net	316	(502)	(424)	247
Balance, Sept. 30, 2011	$229,475	$30,477	$127,943	$387,895
1
During the first quarter of 2011, $12 million of cost basis shares of an entity in which we hold an equity interest were transferred to the available for sales portfolio as the shares are listed for trading on a national stock exchange.

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines.  Generally these loans are not eligible for modification programs.  Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal.  These properties will be conveyed to the agencies once applicable criteria have been met.   During the third quarter of 2011, government guaranteed real estate increased $16.3 million as loans repurchased from GNMA pools continued through the foreclosure process.

Nonaccruing loans totaled $229 million or 2.06% of outstanding loans at September 30, 2011 and $200 million or 1.86% of outstanding loans at June 30, 2011.  Nonaccruing loans increased $29 million from June 30, 2011 primarily due to a $32 million increase in the Oklahoma market.  A single credit in the manufacturing sector represents $24 million of the increase in nonaccruing loans.

The distribution of nonaccruing loans among our various markets follows in Table 28.

Table 28 – Nonaccruing Loans by Principal Market
(Dollars In thousands)
	Sept. 30, 2011		June 30, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$73,794	1.46%	$41,411	0.86%	$32,383	60	bp
Texas	29,783	0.93	32,385	1.03	(2,602)	(10)
New Mexico	17,242	2.48	17,244	2.44	(2)	4
Arkansas	26,831	9.86	24,842	9.47	1,989	39
Colorado	36,854	4.70	37,472	4.87	(618)	(17)
Arizona	44,929	7.51	43,307	7.34	1,622	17
Kansas / Missouri	42	0.01	3,509	0.73	(3,467)	(72)
Total	$229,475	2.06%	$200,170	1.86%	$29,305	20	bp

The majority of nonaccruing loans are concentrated primarily in Oklahoma, Arizona, Colorado and Texas markets.  Nonaccruing loans in the Arizona and Colorado markets consisted primarily of commercial real estate loans.  Nonaccruing loans in the Oklahoma market are primarily composed of $26 million of manufacturing sector loans, $20 million of permanent residential mortgage loans and $13 million of commercial real estate loans.  All residential loans originated and serviced by our mortgage company across our geographical footprint are attributed to the Oklahoma market.

Commercial

Nonaccruing commercial loans totaled $84 million or 1.29% of total commercial loans at September 30, 2011 and $53 million or 0.86% of total commercial loans at June 30, 2011.  At September 30, 2011, nonaccruing commercial loans were primarily composed of $28 million or 7.47% of total manufacturing sector loans, $27 million or 2.64% of total wholesale/retail sector loans and $18 million or 0.98% of total services sector loans.  Nonaccruing wholesale/retail sector loans are primarily composed of a single customer relationship in the Arkansas market totaling $20 million at September 30, 2011 and $18 million at June 30, 2011.

Nonaccruing loans increased $29 million in the third quarter of 2011 due largely to a single manufacturing customer identified as nonaccruing during the quarter.   Newly identified nonaccruing commercial loans totaled $40 million, partially offset by $5.1 million of charge-offs and $4.2 million of payments.

The distribution of nonaccruing commercial loans among our various markets was as follows in Table 29.

Table 29 – Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)
	Sept. 30, 2011		June 30, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$36,525	1.30%	$7,716	0.30%	$28,809	100	bp
Texas	11,258	0.54	12,290	0.61	(1,032)	(7)
New Mexico	3,166	1.17	3,483	1.24	(317)	(7)
Arkansas	20,048	22.46	17,778	23.81	2,270	(135)
Colorado	4,952	0.97	4,714	0.91	238	6
Arizona	7,787	2.74	7,384	2.53	403	21
Kansas / Missouri	–	–	–	–	–	–
Total commercial	$83,736	1.29%	$53,365	0.86%	$30,371	43	bp

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $110 million or 4.87% of outstanding commercial real estate loans at September 30, 2011 compared to $110 million or 5.05% of outstanding commercial real estate loans at June 30, 2011.  Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans.  Nonaccruing commercial real estate loans were flat compared to the prior quarter.  Newly identified nonaccruing commercial real estate loans totaled $8.9 million, offset by $5.6 million of cash payments received, $2.3 million of charge-offs and $1.4 million of foreclosures.  The distribution of our nonaccruing commercial real estate loans among our geographic markets follows in Table 30.

Table 30 – Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)
	Sept. 30, 2011		June 30, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$13,337	2.13%	$11,032	1.78%	$2,305	35	bp
Texas	13,795	1.86	13,965	1.96	(170)	(10)
New Mexico	12,254	3.89	12,088	3.88	166	1
Arkansas	5,638	4.53	5,840	4.82	(202)	(29)
Colorado	30,508	16.17	31,251	18.67	(743)	(250)
Arizona	34,516	15.53	32,724	15.94	1,792	(41)
Kansas / Missouri	–	–	3,463	7.36	(3,463)	(736)
Total commercial real estate	$110,048	4.87%	$110,363	5.05%	$(315)	(18	) bp

Nonaccruing commercial real estate loans are primarily concentrated in the Arizona and Colorado markets.  Approximately $34 million or 15% of commercial real estate loans in Arizona are nonaccruing and primarily consist of $16 million nonaccruing residential construction and land development loans, $9.8 million of other commercial real estate loans and $6.0 million of loans secured by office buildings.  Approximately $31 million or 16% of commercial real estate loans in the Colorado market are nonaccruing and consist primarily of nonaccruing residential construction and land development loans.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $32 million or 1.66% of outstanding residential mortgage loans at September 30, 2011 compared to $32 million or 1.70% of outstanding residential mortgage loans at June 30, 2011.   Newly identified nonaccrual residential mortgage loans totaled $7.7 million, offset by $3.4 million of loans charged off and $2.4 million of foreclosures during the quarter.  Nonaccruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $27 million or 2.08% of outstanding permanent residential mortgage loans at September 30, 2011.  Nonaccruing home equity loans continued to perform well with only $4.2 million or 0.72% of total home equity loans in nonaccrual status.

In addition to being on nonaccrual status, residential mortgage and consumer loans, payments of residential mortgage loans and consumer loans may be delinquent.  The composition of residential mortgage loans, excluding loans guaranteed by U.S. government agencies, and past due consumer loans is included in the following Table 31.  Principally all non-guaranteed residential loans past due 90 days or more are nonaccruing.  Residential mortgage loans 30 to 89 days past due increased $3.1 million to $24 million at September 30, 2011.  Consumer loans past due 30 to 89 days decreased $2.6 million from June 30, 2011 due primarily to a $2.5 million decrease in indirect automobile loans.  Consumer loans past due 90 days or more increased $61 thousand in the third quarter of 2011.

Table 31 – Residential Mortgage and Consumer Loans Past Due
(In thousands)
	Sept. 30, 2011		June 30, 2011
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days

Residential mortgage:
Permanent mortgage1	$130	$22,127	$–	$18,735
Home equity	–	2,150	8	2,450
Total residential mortgage	$130	$24,277	8	$21,185

Consumer:
Indirect automobile	$–	$4,718	$19	$7,256
Other consumer	82	951	2	1,031
Total consumer	$82	$5,669	$21	$8,287
1	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans.  The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.  The fair value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice.  Appraisals are ordered at foreclosure and are updated on no less than an annual basis.  For certain property types, such as residential building lots, or in certain distressed markets, we may request updated appraisals more frequently.  Appraised values are on an “as is” basis and generally are not adjusted.  For uncompleted properties, we may also obtain appraised value for properties on an “as completed” basis to use in determination of whether to develop properties to completion and costs may be capitalized not to exceed the estimated “as completed” fair value as determined by the independent real estate appraisal.  Mineral rights are generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other assets is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.

The carrying value of real estate and other repossessed assets is evaluated by management on a quarterly basis.  We consider decreases in listing prices and other relevant information in our quarterly evaluations and reduce the carrying values when necessary.

Real estate and other repossessed assets totaled $128 million at September 30, 2011, a $1.1 million decrease from June 30, 2011.  The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 32 following.

Table 32 – Real Estate and Other Repossessed Assets by Principal Market
 (In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties and residential land development properties	$8,580	$16,036	$4,776	$4,422	$942	$11,950	$499	$2,222	$49,427
1-4 family residential properties and residential land development properties guaranteed by U.S. government agencies	2,741	2,107	633	731	7,707	414	1,931	79	16,343
Developed commercial real estate properties	1,769	3,337	3,879	1,612	5,221	20,341	–	3,332	39,491
Undeveloped land	298	6,971	2,992	64	242	4,138	4,515	–	19,220
Oil and gas properties	–	1,994	–	–	–	–	–	–	1,994
Construction equipment	–	–	–	–	–	–	821	–	821
Vehicles	253	90	–	151	17	–	–	–	511
Other	–	–	136	–	–	–	–	–	272
Total real estate and other repossessed assets	$13,641	$30,535	$12,416	$6,980	$14,129	$36,843	$7,766	$5,633	$127,943

Undeveloped land is primarily zoned for commercial development.  Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank.  Based on the average balances for the third quarter of 2011, approximately 74% of our funding was provided by deposit accounts, 9% from borrowed funds, 2% from long-term subordinated debt and 11% from equity.  Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the third quarter of 2011 totaled $18.2 billion and represented approximately 74% of total liabilities and capital compared with $17.6 billion and 73% of total liabilities and capital for the second quarter of 2011.  Average deposits increased $648 million over the second quarter of 2011.   Average demand deposits increased $533 million, including a $379 million increase in commercial deposits, $100 million increase in wealth management deposits and a $60 million increase in consumer banking deposits.  Average interest-bearing transaction deposit accounts increased $126 million, including a $218 million increase in wealth management deposits and a $26 million increase in consumer banking deposits, partially offset by a $124 million decrease in commercial deposits.  Average time deposits decreased $14 million compared to the second quarter of 2011.  The increase in average commercial deposit balances is primarily due to a $127 million increase in average deposits attributable to our energy customers and a $118 million increase in average deposits attributable to our commercial and industrial customers.  Commercial customers continue to retain large cash reserves primarily due to continued economic uncertainty.

Brokered deposits, which are included in time deposits, averaged $243 million for the third quarter of 2011, a $12 million increase over the second quarter of 2011.

The distribution of our period-end deposit account balances among principal markets follows in Table 33.

Table 33 – Period-end Deposits by Principal Market Area
(In thousands)
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2011	2011	2011	2010	2010
Oklahoma:
Demand	$2,953,410	$2,486,671	$2,420,210	$2,271,375	$2,238,303
Interest-bearing:
Transaction	6,038,770	5,916,784	6,068,304	6,061,626	5,609,811
Savings	122,829	120,278	120,020	106,411	103,524
Time	1,489,486	1,462,137	1,465,506	1,373,307	1,497,344
Total interest-bearing	7,651,085	7,499,199	7,653,830	7,541,344	7,210,679
Total Oklahoma	10,604,495	9,985,870	10,074,040	9,812,719	9,448,982

Texas:
Demand	1,710,315	1,528,772	1,405,892	1,389,876	1,238,103
Interest-bearing:
Transaction	1,820,116	1,741,176	1,977,850	1,791,810	1,786,979
Savings	42,272	42,185	40,313	36,429	35,614
Time	938,200	992,366	1,015,754	966,116	1,031,877
Total interest-bearing	2,800,588	2,775,727	3,033,917	2,794,355	2,854,470
Total Texas	4,510,903	4,304,499	4,439,809	4,184,231	4,092,573

New Mexico:
Demand	325,612	299,305	282,708	270,916	262,567
Interest-bearing:
Transaction	480,816	483,026	498,355	530,244	535,012
Savings	26,127	24,613	24,455	28,342	27,906
Time	431,436	449,618	453,580	450,177	469,493
Total interest-bearing	938,379	957,257	976,390	1,008,763	1,032,411
Total New Mexico	1,263,991	1,256,562	1,259,098	1,279,679	1,294,978

Arkansas:
Demand	21,809	17,452	15,144	15,310	17,604
Interest-bearing:
Transaction	181,486	138,954	130,613	129,580	137,797
Savings	1,735	1,673	1,514	1,266	1,522
Time	74,163	82,112	94,889	100,998	116,536
Total interest-bearing	257,384	222,739	227,016	231,844	255,855
Total Arkansas	279,193	240,191	242,160	247,154	273,459

Colorado:
Demand	217,394	196,915	197,579	157,742	156,685
Interest-bearing:
Transaction	520,743	509,738	528,948	522,207	501,405
Savings	22,599	21,406	21,655	20,310	19,681
Time	547,481	563,642	546,586	502,889	495,899
Total interest-bearing	1,090,823	1,094,786	1,097,189	1,045,406	1,016,985
Total Colorado	1,308,217	1,291,701	1,294,768	1,203,148	1,173,670

Arizona:
Demand	138,971	150,194	106,880	74,887	97,384
Interest-bearing:
Transaction	101,933	107,961	102,089	95,890	94,108
Savings	1,366	1,364	984	809	812
Time	40,007	44,619	50,060	52,227	59,678
Total interest-bearing	143,306	153,944	153,133	148,926	154,598
Total Arizona	282,277	304,138	260,013	223,813	251,982

Kansas / Missouri:
Demand	46,773	46,668	28,774	40,658	35,869
Interest-bearing:
Transaction	108,973	115,684	222,705	124,005	180,273
Savings	503	358	323	200	132
Time	33,697	40,206	51,236	63,454	70,673
Total interest-bearing	143,173	156,248	274,264	187,659	251,078
Total Kansas / Missouri	189,946	202,916	303,038	228,317	286,947
Total BOK Financial deposits	$18,439,022	$17,585,877	$17,872,926	$17,179,061	$16,822,591

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings.  Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions.  Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country.  The largest single source of federal funds purchased totaled $335 million at September 30, 2011.  Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities.  Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans).  Amounts borrowed from the Federal Home Loan Banks of Topeka and Dallas averaged $3.2 million during the quarter, a $60 million decrease from the second quarter of 2011.

At September 30, 2011, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $7.7 billion.

Table 34 – Other borrowings
 (In thousands)
		For the three months ended September 30, 2011				For the three months ended June 30, 2011
				Maximum				Maximum
		Average		Outstanding		Average		Outstanding
	As of	Balance		At Any Month	As of	Balance		At Any Month
	Sept. 30,	During the		End During	June 30,	During the		End During
	2011	Quarter	Rate	the Quarter	2011	Quarter	Rate	the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$7,217	$7,217	5.06%	$7,217	$7,217	$7,217	5.06%	$7,217
Other	–	822	–%	1,546	–	43	–%	–
Total Parent Company and other Non-Bank Subsidiaries	7,217	8,039			7,217	7,260

Subsidiary Bank:
Funds purchased	1,318,668	994,099	0.03%	1,318,668	1,706,893	1,168,670	0.08%	1,706,893
Repurchase agreements	1,206,793	1,128,275	0.17%	1,206,793	1,106,163	1,004,217	0.17%	1,106,163
Federal Home Loan Bank advances	3,665	3,251	0.40%	3,665	1,624	63,188	3.25%	201,674
Subordinated debentures	398,834	398,812	5.84%	398,834	398,788	398,767	5.70	398,788
GNMA repurchase liability	36,108	87,356	6.01%	113,405	114,790	91,510	5.89%	118,595
Other	33,286	29,642	3.31%	31,044	26,072	25,483	2.13%	34,402
Total Subsidiary Bank	2,997,354	2,641,435	0.98%		3,354,330	2,751,835	1.00%

Total Other Borrowings	$3,004,571	$2,649,474	0.99%		$3,361,547	$2,759,095	1.02%

Parent Company

The primary source of liquidity for BOK Financial is dividends from the subsidiary bank, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years.  Dividends are further restricted by minimum capital requirements.  At September 30, 2011, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $224 million of dividends without regulatory approval.  Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

On June 9, 2011, the Company terminated its unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder.  There were no amounts outstanding under this credit agreement and no penalties or costs were paid by the Company for the termination of the agreement.  The credit agreement was replaced with a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”).  Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate plus 1.25% or LIBOR plus 1.50% based upon the Company’s option.  A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties.  Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 7, 2012.  The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels.  No amounts were outstanding under the Credit Facility at September 30, 2011.

Our equity capital at September 30, 2011 was $2.7 billion, up $65 million over June 30, 2011.  Net income less cash dividend paid increased equity $67 million during the third quarter of 2011.  Capital is managed to maximize long-term value to the shareholders.  Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements.  Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program.  The maximum of two million common shares may be repurchased.  The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors.  Repurchases may be made over time in open market or privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time without prior notice.  Since this program began, 784,073 shares have been repurchased by the Company for $38.7 million.  The Company repurchased 492,444 shares for $23 million in the third quarter of 2011.

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

Table 35 – Capital Ratios
	Well Capitalized	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	Minimums	2011	2011	2011	2010	2010

Average total equity to average assets	–	11.12%	11.05%	10.80%	10.44%	10.26%
Tangible common equity ratio	–	9.65	9.71	9.54	9.21	8.96
Tier 1 common equity ratio	–	12.93	13.15	12.84	12.55	12.17
Risk-based capital:
Tier 1 capital	6.00%	13.14	13.30	12.97	12.69	12.30
Total capital	10.00	16.54	16.80	16.48	16.20	15.79
Leverage	5.00	9.37	9.29	9.13	8.74	8.61

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

Table 36 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 36 – Non-GAAP Measures
(Dollars in thousands)
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2011	2011	2011	2010	2010

Tangible common equity ratio:
Total shareholders' equity	$2,732,592	$2,667,717	$2,576,133	$2,521,726	$2,503,650
Less: Goodwill and intangible assets, net	346,716	347,611	348,507	349,404	350,769
Tangible common equity	2,385,876	2,320,106	2,227,626	2,172,322	2,152,881
Total assets	25,066,265	24,238,182	23,701,023	23,941,603	24,385,952
Less: Goodwill and intangible assets, net	346,716	347,611	348,507	349,404	350,769
Tangible assets	$24,719,549	$23,890,571	$23,352,516	$23,592,199	$24,035,183
Tangible common equity ratio	9.65%	9.71%	9.54%	9.21%	8.96%

Tier 1 common equity ratio:
Tier 1 capital	$2,247,576	$2,188,199	$2,129,998	$2,076,525	$2,027,226
Less: Non-controlling interest	34,958	24,457	21,555	22,152	20,338
Tier 1 common equity	2,212,618	2,163,742	2,108,443	2,054,373	2,006,888
Risk weighted assets	$17,106,533	$16,452,305	$16,416,387	$16,368,976	$16,484,702
Tier 1 common equity ratio	12.93%	13.15%	12.84%	12.55%	12.17%

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

The Company’s primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing.  Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and mortgage servicing rights.  Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation.  The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior.  The impact of planned growth and new business activities is factored into the simulation model.  The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 37 due to the extreme volatility over such a large rate range and our active risk management approach for that asset.  The effects of interest rate changes on the value of mortgage servicing rights and financial instruments identified as economic hedges are presented in Note 5 to the Consolidated Financial Statements.

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

Table 37 – Interest Rate Sensitivity
(Dollars in thousands)
	200 bp Increase		50 bp Decrease
	2011	2010	2011	2010
Anticipated impact over the next twelve months on net interest revenue	$48,492	$36,029	$(15,715)	$(13,740)
	7.34%	5.51%	(2.38%)	(2.10%)

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

Management uses a Value at Risk (“VAR”) methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes.   It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.3 million.  At September 30, 2011, the VAR was $3.2 million.  The greatest value at risk during the third quarter of 2011 was $3.4 million.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Interest revenue	2011	2010	2011	2010
Loans	$127,914	$132,430	$375,484	$395,476
Residential mortgage loans held for sale	1,616	2,592	4,460	6,516
Trading securities	471	450	1,319	1,602
Taxable securities	2,759	2,137	7,904	4,925
Tax-exempt securities	1,061	1,430	3,781	4,990
Total investment securities	3,820	3,567	11,685	9,915
Taxable securities	66,040	72,104	205,032	224,904
Tax-exempt securities	584	589	1,791	1,786
Total available for sale securities	66,624	72,693	206,823	226,690
Mortgage trading securities	5,299	5,231	13,772	13,715
Funds sold and resell agreements	5	4	12	20
Total interest revenue	205,749	216,967	613,555	653,934
Interest expense
Deposits	22,407	27,266	69,609	81,175
Borrowed funds	2,331	3,322	7,177	10,592
Subordinated debentures	5,627	5,664	16,745	16,765
Total interest expense	30,365	36,252	93,531	108,532
Net interest revenue	175,384	180,715	520,024	545,402
Provision for credit losses	–	20,000	8,950	98,140
Net interest revenue after provision for credit losses	175,384	160,715	511,074	447,262
Other operating revenue
Brokerage and trading revenue	29,451	27,072	78,595	72,861
Transaction card revenue	31,328	28,852	90,797	82,802
Trust fees and commissions	17,853	16,774	55,425	50,831
Deposit service charges and fees	24,614	24,290	70,951	79,879
Mortgage banking revenue	29,493	29,236	66,205	62,442
Bank-owned life insurance	2,761	3,004	8,496	8,884
Other revenue	10,535	7,708	26,666	22,720
Total fees and commissions	146,035	136,936	397,135	380,419
Gain (loss) on sales of assets, net	712	(1,331)	3,988	(1,176)
Gain on derivatives, net	4,048	4,626	2,860	11,557
Gain on mortgage trading securities, net	17,788	3,369	24,191	18,448
Gain on available for sale securities, net	16,694	8,384	27,064	20,929
Total other-than-temporary impairment losses	(9,467)	(4,525)	(9,541)	(25,192)
Portion of loss recognized in (reclassified from) other comprehensive income	(1,833)	(9,786)	(11,182)	4,010
Net impairment losses recognized in earnings	(11,300)	(14,311)	(20,723)	(21,182)
Total other operating revenue	173,977	137,673	434,515	408,995
Other operating expense
Personnel	103,260	101,216	308,857	295,094
Business promotion	5,280	4,426	14,681	13,349
Contribution to BOKF Charitable Foundation	4,000	–	4,000	–
Professional fees and services	7,418	7,621	21,134	20,690
Net occupancy and equipment	16,627	16,436	47,785	47,638
Insurance	2,206	6,052	13,163	18,181
Data processing and communications	24,446	21,601	71,377	63,850
Printing, postage and supplies	3,780	3,648	10,448	10,495
Net losses and expenses of repossessed assets	5,939	7,230	17,813	27,517
Amortization of intangible assets	896	1,324	2,688	3,971
Mortgage banking costs	9,349	9,093	24,788	28,740
Change in fair value of mortgage servicing rights	24,822	15,924	35,186	21,450
Visa retrospective responsibility obligation	–	1,103	–	1,103
Other expense	12,873	9,491	30,634	22,731
Total other operating expense	220,896	205,165	602,554	574,809
Income before taxes	128,465	93,223	343,035	281,448
Federal and state income tax	43,006	29,935	121,115	92,260
Net income	85,459	63,288	221,920	189,188
Net income (loss) attributable to non-controlling interest	358	(979)	3,038	1,266
Net income attributable to BOK Financial Corp.	$85,101	$64,267	$218,882	$187,922
Earnings per share:
Basic	$1.24	$0.94	$3.20	$2.76
Diluted	$1.24	$0.94	$3.19	$2.75
Average shares used in computation:
Basic	67,827,591	67,625,378	67,875,875	67,608,277
Diluted	68,037,419	67,765,344	68,127,754	67,812,436
Dividends declared per share	$0.275	$0.25	$0.80	$0.74

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands except share data)
	Sept. 30,	Dec. 31,	Sept. 30,
	2011	2010	2010
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$953,688	$1,247,946	$1,175,434
Funds sold and resell agreements	19,193	21,458	20,468
Trading securities	109,659	55,467	82,247
Investment securities (fair value: Sept. 30, 2011 – $483,234; December 31, 2010 - $346,105; Sept. 30, 2010 – $358,340)	452,652	339,553	343,748
Available for sale securities	9,619,631	9,096,277	9,314,831
Available for sale securities pledged to creditors	–	139,344	135,440
Total available for sale securities	9,619,631	9,235,621	9,450,271
Mortgage trading securities	672,191	428,021	475,215
Residential mortgage loans held for sale	256,397	263,413	316,893
Loans	11,124,569	10,643,036	10,805,844
Less allowance for loan losses	(271,456)	(292,971)	(299,154)
Loans, net of allowance	10,853,113	10,350,065	10,506,690
Premises and equipment, net	264,325	265,465	267,189
Receivables	111,427	148,940	138,234
Goodwill	335,601	335,601	335,601
Intangible assets, net	11,115	13,803	15,168
Mortgage servicing rights, net	87,948	115,723	86,333
Real estate and other repossessed assets	127,943	141,394	126,859
Bankers’ acceptances	211	1,222	259
Derivative contracts	370,616	270,445	266,104
Cash surrender value of bank-owned life insurance	260,506	255,442	254,884
Receivable on unsettled securities trades	172,641	135,059	124,365
Other assets	387,408	316,965	399,990
Total assets	$25,066,265	$23,941,603	$24,385,952

Noninterest-bearing demand deposits	$5,414,284	$4,220,764	$4,046,515
Interest-bearing deposits:
Transaction	9,252,837	9,255,362	8,845,385
Savings	217,431	193,767	189,191
Time (includes fair value: $0 at Sept. 30, 2011; $27,414 at December 31, 2010; $27,804 at Sept. 30, 2010)	3,554,470	3,509,168	3,741,500
Total deposits	18,439,022	17,179,061	16,822,591
Funds purchased	1,318,668	1,025,019	923,879
Repurchase agreements	1,206,793	1,258,761	1,125,854
Other borrowings	80,276	833,578	1,303,591
Subordinated debentures	398,834	398,701	398,658
Accrued interest, taxes and expense	155,188	134,107	132,564
Bankers’ acceptances	211	1,222	259
Derivative contracts	341,822	215,420	218,296
Due on unsettled securities trades	218,097	160,425	756,532
Other liabilities	139,804	191,431	179,740
Total liabilities	22,298,715	21,397,725	21,861,964
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: Sept. 30, 2011 – 71,154,137; December 31, 2010 – 70,815,563; Sept. 30, 2010 – 70,627,117)	4	4	4
Capital surplus	799,272	782,805	772,194
Retained earnings	1,908,574	1,743,880	1,701,909
Treasury stock (shares at cost: Sept. 30, 2011 – 3,147,747; December 31, 2010 – 2,607,874; Sept. 30, 2010 – 2,535,991)	(138,829)	(112,802)	(109,498)
Accumulated other comprehensive income	163,571	107,839	139,041
Total shareholders’ equity	2,732,592	2,521,726	2,503,650
Non-controlling interest	34,958	22,152	20,338
Total equity	2,767,550	2,543,878	2,523,988
Total liabilities and equity	$25,066,265	$23,941,603	$24,385,952

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)
			Accumulated
	Common Stock		Other Comprehensive	Capital	Retained	Treasury Stock		Total Shareholders’	Non- Controlling	Total
	Shares	Amount	Income(Loss)	Surplus	Earnings	Shares	Amount	Equity	Interest	Equity

Balances at December 31, 2009	70,312	$4	$(10,740)	$758,723	$1,563,683	2,509	$(105,857)	$2,205,813	$19,561	$2,225,374
Comprehensive income:
Net income attributable to BOKF	–	–	–	–	187,922	–	–	187,922	–	187,922
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–	1,266	1,266
Other comprehensive income, net of tax	–	–	149,781	–	–	–	–	149,781	–	149,781
Comprehensive income								337,703	1,266	338,969
Exercise of stock options	315	–	–	6,900	–	27	(3,641)	3,259	–	3,259
Tax benefit on exercise of stock options	–	–	–	340	–	–	–	340	–	340
Stock-based compensation	–	–	–	6,231	–	–	–	6,231	–	6,231
Cash dividends on common stock	–	–	–	–	(49,696)	–	–	(49,696)	–	(49,696)
Capital calls and distributions, net	–	–	–	–	–	–	–	–	(489)	(489)

Balances at Sept. 30, 2010	70,627	$4	$139,041	$772,194	$1,701,909	2,536	$(109,498)	$2,503,650	$20,338	$2,523,988

Balances at December 31, 2010	70,816	$4	$107,839	$782,805	$1,743,880	2,608	$(112,802)	$2,521,726	$22,152	$2,543,878
Comprehensive income:
Net income attributable to BOKF	–	–	–	–	218,882	–	–	218,882	–	218,882
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–	3,038	3,038
Other comprehensive income, net of tax	–	–	55,732	–	–	–	–	55,732	–	55,732
Comprehensive income								274,614	3,038	277,652
Treasury stock purchases	–	–	–	–	–	492	(22,866)	(22,866)	–	(22,866)
Exercise of stock options	338	–	–	8,842	–	48	(3,161)	5,681	–	5,681
Tax benefit on exercise of stock options	–	–	–	494	–	–	–	494	–	494
Stock-based compensation	–	–	–	7,131	–	–	–	7,131	–	7,131
Cash dividends on common stock	–	–	–	–	(54,188)	–	–	(54,188)	–	(54,188)
Capital calls and distributions, net	–	–	–	–	–	–	–	–	9,768	9,768

Balances at Sept. 30, 2011	71,154	$4	$163,571	$799,272	$1,908,574	3,148	$(138,829)	$2,732,592	$34,958	$2,767,550

                    See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended
	Sept. 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$221,920	$189,188
Adjustments to reconcile net income before non-controlling interest to net cash provided by operating activities:
Provision for credit losses	8,950	98,140
Change in fair value of mortgage servicing rights	35,186	21,450
Unrealized gains from derivatives	(3,898)	(17,031)
Tax benefit on exercise of stock options	(494)	(340)
Change in bank-owned life insurance	(8,496)	(8,884)
Stock-based compensation	7,131	6,231
Depreciation and amortization	36,877	45,514
Net amortization of securities discounts and premiums	76,839	69,694
Net realized gains on financial instruments and other assets	(6,992)	(528)
Mortgage loans originated for resale	(1,540,735)	(1,505,102)
Proceeds from sale of mortgage loans held for resale	1,555,075	1,430,116
Capitalized mortgage servicing rights	(17,966)	(18,078)
Change in trading securities, including mortgage trading securities	(298,334)	(213,293)
Change in receivables	37,513	(29,412)
Change in other assets	33,880	(761)
Change in accrued interest, taxes and expense	69,507	21,115
Change in other liabilities	(53,478)	42,721
Net cash provided by operating activities	152,485	130,740
Cash Flows From Investing Activities:
Proceeds from maturities of investment securities	54,639	107,821
Proceeds from maturities of available for sale securities	2,698,067	1,378,682
Purchases of investment securities	(37,085)	(211,312)
Purchases of available for sale securities	(5,238,649)	(3,399,910)
Proceeds from sales of available for sale securities	2,058,661	1,511,104
Change in amount receivable on unsettled securities transactions	(37,582)	342,477
Loans originated net of principal collected	(457,430)	(32,291)
Purchase of mortgage servicing rights	–	151,911
Net payments on derivative asset contracts	(45,449)	(124,365)
Proceeds from disposition of assets	91,410	126,412
Purchases of assets	(52,857)	(120,740)
Net cash used in investing activities	(966,275)	(270,211)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	1,214,659	1,330,856
Net change in time deposits	45,462	(25,525)
Net change in other borrowings	(670,791)	(1,251,776)
Net payments or proceeds on derivative liability contracts	42,849	(152,047)
Net change in derivative margin accounts	(101,705)	14,549
Change in amount due on unsettled security transactions	57,672	544,197
Issuance of common and treasury stock, net	5,681	3,259
Tax benefit on exercise of stock options	494	340
Repurchase of common stock	(22,866)	–
Dividends paid	(54,188)	(49,696)
Net cash provided by financing activities	517,267	414,157
Net increase (decrease) in cash and cash equivalents	(296,523)	274,686
Cash and cash equivalents at beginning of period	1,269,404	921,216
Cash and cash equivalents at end of period	$972,881	$1,195,902

Cash paid for interest	$87,638	$103,606
Cash paid for taxes	$115,518	$92,293
Net loans and bank premises transferred to repossessed real estate and other assets	$57,651	$50,194
Increase in U.S. government guaranteed loans eligible for repurchase	$110,744	$–

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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOSC, Inc., Cavanal Hill Investment Management Inc. and Southwest Trust Company, N.A.  Operating divisions of the Bank include Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Oklahoma, Bank of Texas, Colorado State Bank and Trust, Bank of Kansas City and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial’s 2010 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements.  Amounts presented as of December 31, 2010 have been derived from the audited financial statements included in BOK Financial’s 2010 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”)

ASU 2010-06 amended the Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, to add new disclosure requirements about transfers into and out of Levels 1 and 2, as defined in ASC 820 and separate disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements, as defined in ASC 820. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective for the Company on January 1, 2010 with exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which was effective for the Company on January 1, 2011. ASU 2010-06 did not have a significant impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”)

On July 21, 2010, the FASB issued ASU 2010-20 which expanded the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses.  ASU 2010-20 was effective for the Company as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period.  Disclosures related to activity during the reporting period were effective for the Company January 1, 2011 except for disclosure concerning troubled debt restructuring as discussed below.

FASB Accounting Standards Update No. 2010-28, Intangibles – Goodwill and Other (Topic 530): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”)

On December 17, 2010, the FASB issued ASU 2010-28, a consensus of the FASB Emerging Issues Task Force.  ASU 2010-28 modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The entity is no longer able to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative.  The amendment was effective for the Company January 1, 2011 and is not expected to have a significant impact on the consolidated financial statements.

FASB Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”)

On April 5, 2011, the FASB issued ASU 2011-02 to provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purposes of determining whether a restructuring constitutes a troubled debt restructuring.  ASU 2011-02 is effective for the Company on July 1, 2011 and will be applied retrospectively to the beginning of the annual period of adoption.  In addition, the disclosures required by ASU 2010-20 that were temporarily deferred by FASB Accounting Standards Update No. 2011-01 Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20 are included in Note 4 for the period beginning July 1, 2011 as required.  ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”)

On April 29, 2011, the FASB issued ASU 2011-03 that eliminates the collateral maintenance requirement under GAAP for entities to consider in determining whether a transfer of financial assets subject to a repurchase agreement is accounted for as a sale or as a secured borrowing.  ASU 2011-03 is effective for the Company for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  ASU 2011-03 is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04’)

On May 12, 2011, the FASB issued ASU 2011-04 to provide clarified and converged guidance on fair value measurement and expand disclosures concerning fair value measurements.  ASU 2011-04 is largely consistent with the existing fair value measurement principles contained in ASC 820, Fair Value Measurement.  ASU 2011-04 is effective for the Company for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s financial statements.  Early application is not permitted.

FASB Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income (“ASU 2011-05”)

On June 16, 2011 the FASB issued ASU 2011-05 which revises the manner in which entities present comprehensive income in their financial statements by removing the presentation option in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  ASU 2011-05 is effective for the Company for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively for all periods presented in the financial statements.  Early adoption is permitted, but has not been elected by the Company.

FASB Accounting Standards Updated No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”)

On September 15, 2011, the FASB issued ASU 2011-08 which amends the guidance in ASC 350-20, Intangibles – Goodwill and Other:  Goodwill, on testing goodwill for impairment.  Under the revised guidance, the Company has the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment.  If the Company determines on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test, as defined in ASC 350-20 would be required.  ASU 2011-08 does not change the calculation or allocation of goodwill.  ASU 2011-08 does not revise the requirement to test goodwill annually for impairment or to test for goodwill impairment between annual tests if events or circumstances warrant.  However, ASU 2011-08 does revise examples of events and circumstances that an entity should consider.  ASU 2011-08 is effective for the Company beginning January 1, 2012.  Early adoption is permitted, but has not been elected by the Company.  ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

(2) Securities

Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	Sept. 30, 2011		December 31, 2010		Sept. 30, 2010
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Obligations of the U.S. Government	$1,839	$(43)	$3,873	$(17)	$16,220	$(19)
U.S. agency residential mortgage-backed securities	49,501	(97)	27,271	292	18,370	53
Municipal and other tax-exempt securities	57,431	(100)	23,396	(214)	43,438	(290)
Other trading securities	888	(1)	927	(2)	4,219	23
Total	$109,659	$(241)	$55,467	$59	$82,247	$(233)

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2011
	Amortized	Carrying	Fair	Gross Unrealized2
	Cost	Value1	Value	Gain	Loss

Municipal and other tax-exempt	$133,394	$133,394	$138,461	$5,067	$–
U.S. agency residential mortgage-backed securities – Other	117,669	130,668	130,614	165	(219)
Other debt securities	188,590	188,590	214,159	25,569	–
Total	$439,653	$452,652	$483,234	$30,801	$(219)

	December 31, 2010				September 30, 2010
	Amortized	Fair	Gross Unrealized2		Amortized	Fair	Gross Unrealized2
	Cost	Value	Gain	Loss	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$184,898	$188,577	$3,912	$(233)	$187,608	$194,051	$6,443	$–
U.S. agency residential mortgage-backed securities – Other	–	–	–	–	–	–	–	–
Other debt securities	154,655	157,528	4,505	(1,632)	156,140	164,289	8,292	(143)
Total	$339,553	$346,105	$8,417	$(1,865)	$343,748	$358,340	$14,735	$(143)
1
Carrying value includes $13 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

2	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

During the three months ended September 30, 2011, the Company transferred certain U.S. government agency residential mortgage-backed securities from the available for sale portfolio to the investment securities (held-to-maturity) portfolio as the Company has the positive intent and ability to hold these securities to maturity.  No gains or losses were recognized in the Consolidated Statement of Earnings at the time of the transfer.  Transfers of debt securities into the investment securities portfolio (held-to-maturity) are made at fair value at the date of transfer.  The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the investment securities portfolio.  Such amounts are amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities.  At the time of transfer, the fair value totaled $131 million, amortized cost totaled $118 million and the pre-tax unrealized gain totaled $13 million.

The amortized cost and fair values of investment securities at September 30, 2011, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years	Total	Maturity²

Municipal and other tax-exempt:
Carrying value	$35,329	$70,957	$22,290	$4,818	$133,394	3.12
Fair value	35,766	73,963	23,659	5,073	138,461
Nominal yield¹	4.57	4.57	5.53	6.26	4.79
Other debt securities:
Carrying value	8,163	28,955	34,784	116,688	188,590	10.26
Fair value	8,198	30,141	37,895	137,925	214,159
Nominal yield	4.36	5.51	5.58	6.20	5.90
Total fixed maturity securities:
Carrying value	$43,492	$99,912	$57,074	$121,506	$321,984	7.30
Fair value	43,964	104,104	61,554	142,998	352,620
Nominal yield	4.53	4.85	5.56	6.20	5.44
Mortgage-backed securities:
Carrying value					$130,668
Fair value					130,614
Nominal yield					2.03
Total investment securities:
Carrying value					$452,652
Fair value					483,234
Nominal yield					4.46
¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2011
	Amortized	Fair	Gross Unrealized1
	Cost	Value	Gain	Loss	OTTI²

U.S. Treasury	$1,001	$1,006	$5	$–	$–
Municipal and other tax-exempt	67,844	70,195	2,463	(112)	–
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,146,533	5,323,160	176,995	(368)	–
FHLMC	2,773,674	2,884,641	110,967	–	–
GNMA	686,725	726,320	39,634	(39)	–
Other	75,949	82,756	6,807	–	–
Total U.S. agencies	8,682,881	9,016,877	334,403	(407)	–
Private issue:
Alt-A loans	174,383	147,949	–	–	(26,434)
Jumbo-A loans	350,293	309,383	249	(9,721)	(31,438)
Total private issue	524,676	457,332	249	(9,721)	(57,872)
Total residential mortgage-backed securities	9,207,557	9,474,209	334,652	(10,128)	(57,872)
Other debt securities	5,900	5,900	–	–	–
Perpetual preferred stock	19,224	19,080	884	(1,028)	–
Equity securities and mutual funds	39,489	49,241	9,825	(73)	–
Total	$9,341,015	$9,619,631	$347,829	$(11,341)	$(57,872)
¹	Gross unrealized gain/ loss recognized in Other comprehensive income in the consolidated balance sheet.
²	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2010
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²

Municipal and other tax-exempt	$72,190	$72,942	$1,172	$(315)	$(105)
Residential mortgage-backed securities:
U. S. agencies:
FNMA	4,791,438	4,925,693	147,024	(12,769)	–
FHLMC	2,545,208	2,620,066	83,341	(8,483)	–
GNMA	765,046	801,993	37,193	(246)	–
Other	92,013	99,157	7,144	–	–
Total U.S. agencies	8,193,705	8,446,909	274,702	(21,498)	–
Private issue:
Alt-A loans	220,332	186,674	–	(353)	(33,305)
Jumbo-A loans	494,098	457,535	923	(14,067)	(23,419)
Total private issue	714,430	644,209	923	(14,420)	(56,724)
Total residential mortgage-backed securities	8,908,135	9,091,118	275,625	(35,918)	(56,724)
Other debt securities	6,401	6,401	–	–	–
Perpetual preferred stock	19,511	22,114	2,603	–	–
Equity securities and mutual funds	29,181	43,046	14,192	(327)	–
Total	$9,035,418	$9,235,621	$293,592	$(36,560)	$(56,829)
¹	Gross unrealized gain/loss recognized AOCI in the consolidated balance sheet
²	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	September 30, 2010
	Amortized	Fair	Gross Unrealized1
	Cost	Value	Gain	Loss	OTTI²

Municipal and other tax-exempt
Residential mortgage-backed securities:	$66,384	$68,308	$2,041	$(117)	$–
U. S. agencies:
FNMA	4,647,155	4,818,663	173,275	(1,767)	–
FHLMC	2,645,596	2,745,549	99,953	–	–
GNMA	886,910	924,861	38,003	(52)	–
Other	100,589	107,838	7,249	–	–
Total U.S. agencies	8,280,250	8,596,911	318,480	(1,819)	–
Private issue:
Alt-A loans	211,343	178,221	–	(1,016)	(32,106)
Jumbo-A loans	575,552	530,251	1,964	(17,491)	(29,774)
Total private issue	786,895	708,472	1,964	(18,507)	(61,880)
Total residential mortgage-backed securities	9,067,145	9,305,383	320,444	(20,326)	(61,880)
Other debt securities	9,897	9,887	–	(10)	–
Perpetual preferred stock	19,511	22,024	2,513	–	–
Equity securities and mutual funds	31,913	44,669	13,279	(523)	–
Total	$9,194,850	$9,450,271	$338,277	$(20,976)	$(61,880)
¹	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet
²	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at September 30, 2011, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years6	Total	Maturity5
U.S. Treasuries:
Amortized cost	$1,001	$–	$–	$–	$1,001	1.58
Fair value	1,006	–	–	–	1,006
Nominal yield¹	0.55	–	–	–	0.55
Municipal and other tax-exempt:
Amortized cost	1,001	8,373	11,276	47,194	67,844	19.43
Fair value	1,021	9,214	12,539	47,421	70,195
Nominal yield¹	3.96	4.11	4.06	1.01	1.94
Other debt securities:
Amortized cost	–	–	–	5,900	5,900	32.20
Fair value	–	–	–	5,900	5,900
Nominal yield¹	–	–	–	1.87	1.87
Total fixed maturity securities:
Amortized cost	$2,002	$8,373	$11,276	$53,094	$74,745	20.20
Fair value	2,027	9,214	12,539	53,321	77,101
Nominal yield	3.96	3.73	4.06	1.10	1.92
Mortgage-backed securities:
Amortized cost					9,207,557	²
Fair value					9,474,209
Nominal yield4					3.58
Equity securities and mutual funds:
Amortized cost					58,713	³
Fair value					68,321
Nominal yield					0.67
Total available-for-sale securities:
Amortized cost					$9,341,015
Fair value					9,619,631
Nominal yield					3.54
¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	The average expected lives of mortgage-backed securities were 2.01 years based upon current prepayment assumptions.
³	Primarily restricted common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
4	The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
5	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
6
Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset within 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds	$714,191	$595,967	$2,125,411	$1,511,104
Gross realized gains	17,741	8,899	34,913	22,210
Gross realized losses	104	–	7,913	–
Related federal and state income tax expense	5,908	2,857	9,531	7,280

Gains and losses on sales of available for sale securities are recognized in the Consolidated Statement of Earnings on trade date and presented as realized in the previous table on settlement date.

In addition to securities that have been reclassified as pledged to creditors, securities with an amortized cost of $3.9 billion at September 30, 2011, $5.3 billion at December 31, 2010 and $5.2 billion at September 30, 2010 have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes, as required by law.  The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of September 30, 2011
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Mortgage-backed securities – other	4	$86,566	$219	$–	$–	$86,566	$219

Available for sale:
Municipal and other tax-exempt	27	12,317	38	15,750	74	28,067	112
Residential mortgage-backed securities:
U. S. agencies:
FNMA	2	71,816	368	–	–	71,816	368
FHLMC	1	267	–	–	–	267	–
GNMA	5	9,405	39	–	–	9,405	39
Total U.S. agencies	8	81,488	407	–	–	81,488	407
Private issue1:
Alt-A loans	19	27,024	7,828	120,925	18,606	147,949	26,434
Jumbo-A loans	43	29,897	2,022	268,632	39,137	298,529	41,159
Total private issue	62	56,921	9,850	389,557	57,743	446,478	67,593
Total residential mortgage-backed securities	70	138,409	10,257	389,557	57,743	527,966	68,000
Perpetual preferred stocks	6	11,927	1,028	–	–	11,927	1,028
Equity securities and mutual funds	1	37	73	–	–	37	73
Total available for sale	104	162,690	11,396	405,307	57,817	567,997	69,213
Total	108	$249,256	$11,615	$405,307	$57,817	$654,563	$69,432
¹	Includes the following securities for which an unrealized loss remains in OCI after an other-than-temporary credit loss has been recognized in income:
Alt-A loans	19	27,024	7,828	120,925	18,606	147,949	26,434
Jumbo-A loans	32	19,740	976	199,339	30,462	219,079	31,438

Temporarily Impaired Securities as of December 31, 2010
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax- exempt	37	$12,482	$211	$786	$22	$13,268	$233
Other	15	80,698	1,632	–	–	80,698	1,632
Total investment	52	93,180	1,843	786	22	93,966	1,865

Available for sale:
Municipal and other tax-exempt1	42	22,271	171	25,235	249	47,506	420
Residential mortgage-backed securities:
U. S. agencies:
FNMA	26	1,099,710	12,769	–	–	1,099,710	12,769
FHLMC	12	491,776	8,483	–	–	491,776	8,483
GNMA	3	5,681	246	–	–	5,681	246
Total U.S. agencies	41	1,597,167	21,498	–	–	1,597,167	21,498
Private issue1:
Alt-A loans	22	–	–	186,675	33,658	186,675	33,658
Jumbo-A loans	53	–	–	417,917	37,486	417,917	37,486
Total private issue	75	–	–	604,592	71,144	604,592	71,144
Total residential mortgage-backed securities	116	1,597,167	21,498	604,592	71,144	2,201,759	92,642
Equity securities and mutual funds	2	–	–	2,878	327	2,878	327
Total available for sale	160	1,619,438	21,669	632,705	71,720	2,252,143	93,389
Total	212	$1,712,618	$23,512	$633,491	$71,742	$2,346,109	$95,254
¹	Includes the following securities for which an unrealized loss remains in OCI after an other-than-temporary credit loss has been recognized in income:
Municipal and other tax-exempt	11	$10,713	$105	$–	$–	$10,713	$105
Alt-A loans	19	–	–	172,153	33,305	172,153	33,305
Jumbo-A loans	25	–	–	166,401	23,419	166,401	23,419

Temporarily Impaired Securities as of September 30, 2010
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Other debt securities	15	$20,052	$143	$–	$–	$20,052	$143

Available for sale:
Municipal and other tax-exempt	18	8,201	20	18,125	97	26,326	117
Residential mortgage-backed securities:
U. S. agencies:
FNMA	9	377,384	1,767	–	–	377,384	1,767
GNMA	2	5,790	52	–	–	5,790	52
Total U.S. agencies	11	383,174	1,819	–	–	383,174	1,819
Private issue1:
Alt-A loans	20	–	–	178,220	33,122	178,220	33,122
Jumbo-A loans	53	–	–	447,649	47,265	447,649	47,265
Total private issue	73	–	–	625,869	80,387	625,869	80,387
Total residential mortgage-backed securities	84	383,174	1,819	625,869	80,387	1,009,043	82,206
Other debt securities	3	1,093	2	2,394	8	3,487	10
Equity securities and mutual funds	2	–	–	2,681	523	2,681	523
Total available for sale	107	392,468	1,841	649,069	81,015	1,041,537	82,856
Total	122	$412,520	$1,984	$649,069	$81,015	$1,061,589	$82,999
¹	Includes the following securities for which an unrealized loss remains in OCI after an other-than-temporary credit loss has been recognized in income:
Alt-A loans	16	–	–	155,614	32,106	155,614	32,106
Jumbo-A loans	27	–	–	183,947	29,774	183,947	29,774

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investment and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities.  This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management.  Based on this evaluation as of September 30, 2011, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security’s contractual terms.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified.  None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at September 30, 2011.

At September 30, 2011, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE 1		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value	Value	Value	Value	Value	Value	Value
Investment:
Municipal and other tax-exempt	$–	$–	$53,997	$55,828	$26,224	$27,110	$–	$–	$53,173	$55,523	$133,394	$138,461
Mortgage-backed securities -- other	130,668	130,614	–	–	–	–	–	–	–	–	130,668	130,614
Other debt securities	–	–	180,334	205,719	1,350	1,350	–	–	6,906	7,090	188,590	214,159
Total	$130,668	$130,614	$234,331	$261,547	$27,574	$28,460	$–	$–	$60,079	$62,613	$452,652	$483,234

	U.S. Govt / GSE 1		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for Sale:
U.S. Treasury	$1,001	$1,006	$–	$–	$–	$–	$–	$–	$–	$–	$1,001	$1,006
Municipal and other tax-exempt	–	–	40,414	42,402	11,960	12,049	14,063	14,180	1,407	1,564	67,844	70,195
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,146,533	5,323,160	–	–	–	–	–	–	–	–	5,146,533	5,323,160
FHLMC	2,773,674	2,884,641	–	–	–	–	–	–	–	–	2,773,674	2,884,641
GNMA	686,725	726,320	–	–	–	–	–	–	–	–	686,725	726,320
Other	75,949	82,756	–	–	–	–	–	–	–	–	75,949	82,756
Total U.S. agencies	8,682,881	9,016,877	–	–	–	–	–	–	–	–	8,682,881	9,016,877
Private issue:
Alt-A loans	–	–	–	–	–	–	174,383	147,949	–	–	174,383	147,949
Jumbo-A loans	–	–	24,172	22,318	19,781	18,034	306,340	269,031	–	–	350,293	309,383
Total private issue	–	–	24,172	22,318	19,781	18,034	480,723	416,980	–	–	524,676	457,332
Total residential mortgage-backed securities	8,682,881	9,016,877	24,172	22,318	19,781	18,034	480,723	416,980	–	–	9,207,557	9,474,209
Other debt securities	–	–	5,900	5,900	–	–	–	–	–	–	5,900	5,900
Perpetual preferred stock	–	–	–	–	19,224	19,080	–	–	–	–	19,224	19,080
Equity securities and mutual funds	–	–	–	–	–	–	–	–	39,489	49,241	39,489	49,241
Total	$8,683,882	$9,017,883	$70,486	$70,620	$50,965	$49,163	$494,786	$431,160	$40,896	$50,805	$9,341,015	$9,619,631
1
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At September 30, 2011, approximately $481 million of the portfolio of privately issued residential mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies.  The aggregate unrealized loss on these securities totaled $64 million.  Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies.  Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default.  As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security.  This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

•	Unemployment rates – increasing to 9.5% over the next 12 months, dropping to 8% over the following 21 months, and holding at 8% thereafter.
•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency (“FHFA”) data, decreasing by an additional 8% over the next twelve months and then growing at 2% per year thereafter.

•	Estimated Liquidation Costs – reflect actual historical liquidation costs observed on Jumbo and Alt-A residential mortgage loans in the securities owned by the Company
•	Discount rates – estimated cash flows were discounted at rates that range from 2.00% to 6.25% based on our current expected yields.

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

A distribution of the amortized cost (after recognition of the other-than-temporary impairment) and fair value by current loan to value ratio for our below investment grade private label residential mortgage-backed securities is as follows (in thousands):
				Credit Losses Recognized
				Three months ended Sept. 30, 2011		Life-to-date
Current LTV Ratio	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
< 70%	5	$27,069	$24,213	–	$–	–	$–
70 < 75	–	–	–	–	–	–	–
75 < 80	2	38,136	33,346	1	229	1	229
80 < 85	4	42,320	37,717	3	1,607	3	1,607
>= 85	51	373,198	321,704	40	9,464	51	69,971
Total	62	$480,723	$416,980	44	$11,300	55	$71,807

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

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities for which the Company had previously recognized other-than-temporary impairment charges in earnings and other comprehensive income, the Company recognized $11.3 million of additional credit loss impairments in earnings during the third quarter of 2011.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$62,047	$32,013	$52,624	$25,142
Additions for credit-related OTTI not previously recognized	2,294	1,194	2,331	2,983
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	9,006	13,117	18,392	18,199
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$73,347	$46,324	$73,347	$46,324

Mortgage Trading Securities

Mortgage trading securities are residential mortgage-backed securities issued by U.S. government agencies that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet.  The Company has elected to carry these securities at fair value with changes in fair value being recognized in earnings as they occur.  Mortgage trading securities were carried at fair value of $672 million at September 30, 2011 with a net unrealized gain of $19 million.  Mortgage trading securities were carried at fair value of $428 million at December 31, 2010, with a net unrealized loss of $5.6 million and fair value of $475 million at September 30, 2010 with a net unrealized gain of $4.9 million.  The Company recognized a net gain of $17.8 million and $24.2 million on mortgage trading securities for the three and nine months ended September 30, 2011, respectively.  The Company recognized net gains of $3.4 million and $18.4 million on mortgage trading securities for the three and nine months ended September 30, 2010, respectively.

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2011 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts3	$13,576,276	$281,479	$13,441,006	$278,936	$219,951	$217,408
Energy contracts	1,726,402	200,142	1,965,233	198,725	102,938	101,521
Agricultural contracts	190,100	8,100	190,700	8,012	2,373	2,285
Foreign exchange contracts	65,747	65,747	65,787	65,787	65,747	65,787
CD options	198,518	10,645	186,192	10,645	10,645	10,645
Total customer derivative before cash collateral	15,757,043	566,113	15,848,918	562,105	401,654	397,646
Less: cash collateral	–	–	–	–	(37,298)	(55,824)
Total customer derivatives	15,757,043	566,113	15,848,918	562,105	364,356	341,822

Interest rate risk management programs	44,000	6,260	–	–	6,260	–
Total derivative contracts	$15,801,043	$572,373	$15,848,918	$562,105	$370,616	$341,822
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
²
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

3	Includes interest rate swaps used by borrowers to modify interest rate terms of their loans and to be announced securities used by mortgage banking customers to hedge their loan production.

When bilateral netting agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by counterparty basis.

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities.  Derivative assets and liabilities are reported net of cash margin when certain conditions are met.  As of September 30, 2011, a decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $41 million.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2010 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts3	$11,664,409	$235,961	$11,524,077	$233,421	$141,279	$138,739
Energy contracts	1,914,519	188,655	2,103,923	191,075	76,746	79,166
Agricultural contracts	183,250	10,616	186,709	10,534	4,226	4,144
Foreign exchange contracts	45,014	45,014	45,014	45,014	45,014	45,014
CD options	160,535	16,247	160,535	16,247	16,247	16,247
Total customer derivative before cash collateral	13,967,727	496,493	14,020,258	496,291	283,512	283,310
Less: cash collateral	–	–	–	–	(15,017)	(68,987)
Total customer derivatives	13,967,727	496,493	14,020,258	496,291	268,495	214,323

Interest rate risk management programs	124,000	1,950	17,977	1,097	1,950	1,097
Total derivative contracts	$14,091,727	$498,443	$14,038,235	$497,388	$270,445	$215,420
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
²
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

3	Includes interest rate swaps used by borrowers to modify interest rate terms of their loans and to be announced securities used by mortgage banking customers to hedge their loan production.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2010 (in thousands):

	Gross Basis				Net Basis2
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts3	$12,922,733	$162,377	$12,358,978	$159,901	$116,257	$113,781
Energy contracts	2,120,942	280,623	2,377,861	280,138	101,636	101,151
Agricultural contracts	153,551	5,609	162,927	5,500	1,715	1,606
Foreign exchange contracts	48,707	48,707	48,707	48,707	48,707	48,707
CD options	144,289	9,151	144,289	9,151	9,151	9,151
Total customer derivative before cash collateral	15,390,222	506,467	15,092,762	503,397	277,466	274,396
Less: cash collateral	–	–	–	–	(19,907)	(56,157)
Total customer derivatives	15,390,222	506,467	15,092,762	503,397	257,559	218,239

Interest rate risk management programs	124,000	8,545	2,977	57	8,545	57
Total derivative contracts	$15,514,222	$515,012	$15,095,739	$503,454	$266,104	$218,296
1	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
2
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

3	Includes interest rate swaps used by borrowers to modify interest rate terms of their loans and to be announced securities used by mortgage banking customers to hedge their loan production.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$1,709	$–	$1,152	$–
Energy contracts	1,360	–	2,335	–
Agricultural contracts	103	–	133	–
Foreign exchange contracts	155	–	100	–
CD options	–	–	–	–
Total Customer Derivatives	3,327	–	3,720	–

Interest Rate Risk Management Programs	–	4,048	–	4,472
Total Derivative Contracts	$3,327	$4,048	$3,720	$4,472

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$(803)	$–	$1,915	$–
Energy contracts	5,759	–	6,332	–
Agricultural contracts	263	–	529	–
Foreign exchange contracts	381	–	274	–
CD options	–	–	–	–
Total Customer Derivatives	5,600	–	9,050	–

Interest Rate Risk Management Programs	–	2,700	–	11,148
Total Derivative Contracts	$5,600	$2,700	$9,050	$11,148

Customer Risk Management Programs

BOK Financial offers programs to permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, interest rates and foreign exchange rates, or to take positions in derivative contracts.  Derivative contracts are executed between the customers and BOK Financial.  Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize its risk of changes in commodity prices, interest rates or foreign exchange rates.  The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in other operating revenue – brokerage and trading revenue in the Consolidated Statements of Earnings.

Interest Rate Risk Management Programs

BOK Financial may use interest rate swaps in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights.  Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed rate liabilities to floating rate based on LIBOR.  Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three and nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, BOK Financial had interest rate swaps with a notional value of $44 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

(4) Loans and Allowances for Credit Losses

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

Performing loans may be renewed under the current collateral value, debt service ratio and other underwriting standards.   Nonperforming loans may be renewed and will remain on nonaccrual status.  Nonperforming loans renewed will be evaluated and may be charged off if the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value.

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

Loans are disaggregated into portfolio segments and further disaggregated into classes.  The portfolio segment is the level at which the Company develops and documents a systematic method for determining its allowance for credit losses.  Classes are a further disaggregation of portfolio segments based on the risk characteristics of the loans and the Company’s method for monitoring and assessing credit risk.  Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2011				December 31, 2010
	Fixed	Variable			Fixed	Variable
	Rate	Rate	Nonaccrual	Total	Rate	Rate	Nonaccrual	Total

Commercial	$3,054,787	$3,337,166	$83,736	$6,475,689	$2,883,905	$3,011,636	$38,455	$5,933,996
Commercial real estate	864,053	1,285,801	110,048	2,259,902	829,836	1,297,148	150,366	2,277,350
Residential mortgage	954,960	925,205	31,731	1,911,896	851,048	939,774	37,426	1,828,248
Consumer	265,307	207,815	3,960	477,082	369,364	229,511	4,567	603,442
Total	$5,139,107	$5,755,987	$229,475	$11,124,569	$4,934,153	$5,478,069	$230,814	$10,643,036
Accruing loans past due (90 days)1				$1,401				$7,966
1	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At September 30, 2011, approximately $5.0 billion or 45% of the total loan portfolio is to businesses and individuals in Oklahoma and $3.2 billion or 29% of our total loan portfolio is to businesses and individuals in Texas.  This geographic concentration subjects the loan portfolio to the general economic conditions within this area.

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

Approximately $1.0 billion of loans in the services category consists of loans with individual balances of less than $10 million.  Approximately $2.8 billion or 43% of the commercial portfolio are to businesses in Oklahoma and $2.1 billion or 32% of our commercial loan portfolio are to businesses in Texas.

Commercial Real Estate

Commercial real estate loans are for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes primarily within our geographical footprint.  We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured.  The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates.  As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.  Approximately 33% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas.  An additional 28% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At September 30, 2011 and December 31, 2010, residential mortgage loans included $169 million and $48 million, respectively, of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools.  The Company may repurchase these loans when certain defined delinquency criteria are met.  Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet.

Home equity loans are generally first or second lien loans with a maximum LTV of 100%, including consideration of any superior liens.  The loans require a minimum FICO score of 700 and a maximum DTI of 40%.  The maximum loan amount available for our home equity loan products is generally $400 thousand.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2011, outstanding commitments totaled $5.7 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2011, outstanding standby letters of credit totaled $509 million.  Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At September 30, 2011, outstanding commercial letters of credit totaled $7 million.

Allowances for Credit Losses

BOK Financial maintains separate allowances for loan losses and for off-balance sheet credit risk related to commitments to extend credit and standby letters of credit.  As discussed in greater detail in Note 5, the Company also has separate allowances related to off-balance sheet credit risk related to residential mortgage loans sold with full or partial recourse and for residential mortgage loans sold to government sponsored agencies under standard representations and warranties.

The allowance for loan losses is assessed by management on a quarterly basis and consists of specific amounts attributed to certain impaired loans, general allowances for unimpaired loans and non-specific allowances based on general economic conditions, risk concentration and related factors.  Impairment is individually measured for certain impaired loans and collectively measured for all other loans.  There have been no material changes in the approach or techniques utilized in developing the allowances for loan losses and off-balance sheet credit losses for the nine months ended September 30, 2011.

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

Borrowers are considered to be experiencing financial difficulty when it becomes probable that BOK Financial will be unable to collect the full contractual principal and interest due according to the contractual terms of the loan agreements.  This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status.  Accordingly, all internally risk graded loans to borrowers who are experiencing financial difficulty are considered to be impaired, placed on nonaccrual status and evaluated for specific allowance.  Specific allowances for impaired loans are measured by an evaluation of estimated future cash flows discounted at the loans’ initial effective interest rate or the fair value of collateral for certain collateral dependent loans.  Historical statistics may be used in limited situations to assist in estimating future cash flows or collateral values, such as when an impaired collateral dependent loan is identified at the end of a reporting period.  Historical statistics are a practical way to estimate impairment until an updated appraisal of collateral value is received or a full assessment of future cash flows is completed.  Estimates of future cash flows and collateral values require significant judgments and are subject to volatility.

General allowances for unimpaired loans are based on migration models.  Separate migration models are used to determine general allowances for commercial and commercial real estate loans, residential mortgage loans and consumer loans.  Substantially all commercial and commercial real estate loans are risk-graded based on an evaluation of the borrowers’ ability to pay.  Risk grades are updated quarterly.  Migration factors are determined for each risk grade to determine the inherent loss based on historical trends using an eight-quarter aggregate accumulation of net losses.  Losses incurred in more recent periods were more heavily weighted by a sum-of-periods-digits formula.  The greater of the loss factors based on migration trends or a minimum migration factor based on long-term history is assigned to each risk grade.  The resulting general allowances may be adjusted upward or downward by management to account for the limitations in migration models which are based entirely on historical data, such as their limited accuracy at the beginning and ending of credit cycles.  The general allowance for residential mortgage loans is based on an eight-quarter average percent of loss.  The general allowance for consumer loans is based on an eight-quarter average percent loss with separate migration factors determined by major product line, such as indirect automobile loans and direct consumer loans.

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

Collateral value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs.  Appraised values are on an “as-is” basis and generally are not adjusted by the Company.  Collateral value of mineral rights is generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other collateral is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.  Collateral values and available cash resources that support impaired loans are evaluated quarterly.  Updated appraisals are obtained at least annually or more frequently if market conditions indicate collateral values have declined.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2011 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$6,392,150	$107,745	$83,539	$1,799	$6,475,689	$109,544
Commercial real estate	2,149,854	87,513	110,048	4,199	2,259,902	91,712
Residential mortgage	1,902,993	39,653	8,903	635	1,911,896	40,288
Consumer	475,693	8,228	1,389	67	477,082	8,295
Total	10,920,690	243,139	203,879	6,700	11,124,569	249,839

Nonspecific allowance	–	–	–	–	–	21,617

Total	$10,920,690	$243,139	$203,879	$6,700	$11,124,569	$271,456

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended September 30, 2011 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total

Allowance for loans losses:
Beginning balance	$113,571	$91,750	$45,243	$8,922	$27,125	$286,611
Provision for loan losses	(348)	1,386	(1,835)	1,304	(5,508)	(5,001)
Loans charged off	(5,083)	(2,335)	(3,403)	(3,202)	–	(14,023)
Recoveries	1,404	911	283	1,271	–	3,869
Ending balance	$109,544	$91,712	$40,288	$8,295	$21,617	$271,456
Allowance for off-balance sheet credit losses:
Beginning balance	$9,236	$1,020	$180	$309	$–	$10,745
Provision for off-balance sheet credit losses	4,882	134	(30)	15	–	5,001
Ending balance	$14,118	$1,154	$150	$324	$–	$15,746

Total provision for credit losses	$4,534	$1,520	$(1,865)	$1,319	$(5,508)	$–

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the nine months ended September 30, 2011 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total

Allowance for loans losses:
Beginning balance	$104,631	$98,709	$50,281	$12,614	$26,736	$292,971
Provision for loan losses	10,488	4,051	(1,880)	(65)	(5,119)	7,475
Loans charged off	(10,737)	(12,608)	(9,732)	(8,952)	–	(42,029)
Recoveries	5,162	1,560	1,619	4,698	–	13,039
Ending balance	$109,544	$91,712	$40,288	$8,295	$21,617	$271,456
Allowance for off-balance sheet credit losses:
Beginning balance	$13,456	$443	$131	$241	$–	$14,271
Provision for off-balance sheet credit losses	662	711	19	83	–	1,475
Ending balance	$14,118	$1,154	$150	$324	$–	$15,746

Total provision for credit losses	$11,150	$4,762	$(1,861)	$18	$(5,119)	$8,950

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at September 30, 2011 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$6,456,621	$105,695	$19,068	$3,849	$6,475,689	$109,544
Commercial real estate	2,259,902	91,712	–	–	2,259,902	91,712
Residential mortgage	339,324	7,356	1,572,572	32,932	1,911,896	40,288
Consumer	217,199	1,851	259,883	6,444	477,082	8,295
Total	9,273,046	206,614	1,851,523	43,225	11,124,569	249,839

Nonspecific allowance	–	–	–	–	–	21,617

Total	$9,273,046	$206,614	$1,851,523	$43,225	$11,124,569	$271,456

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

The following table summarizes the Company’s loan portfolio at September 30, 2011 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$1,792,720	$989	$3,900	$–	$–	$1,797,609
Services	1,805,100	34,197	18,181	–	–	1,857,478
Wholesale/retail	961,860	37,281	27,088	–	–	1,026,229
Manufacturing	340,533	2,505	27,691	–	–	370,729
Healthcare	897,930	3,502	5,715	–	–	907,147
Integrated food services	198,610	1,242	–	–	–	199,852
Other commercial and industrial	296,600	13	964	18,871	197	316,645
Total commercial	6,293,353	79,729	83,539	18,871	197	6,475,689

Commercial real estate:
Construction and land development	252,875	30,133	72,207	–	–	355,215
Retail	436,694	2,608	6,492	–	–	445,794
Office	399,350	14,426	11,967	–	–	425,743
Multifamily	374,417	9,015	4,036	–	–	387,468
Industrial	225,069	284	–	–	–	225,353
Other commercial real estate	387,635	17,348	15,346	–	–	420,329
Total commercial real estate	2,076,040	73,814	110,048	–	–	2,259,902

Residential mortgage:
Permanent mortgage	315,068	15,353	8,903	793,261	18,583	1,151,168
Permanent mortgages guaranteed by U.S. government agencies	–	–	–	168,690	–	168,690
Home equity	–	–	–	587,793	4,245	592,038
Total residential mortgage	315,068	15,353	8,903	1,549,744	22,828	1,911,896

Consumer:
Indirect automobile	–	–	–	127,878	2,418	130,296
Other consumer	212,492	3,319	1,389	129,433	153	346,786
Total consumer	212,492	3,319	1,389	257,311	2,571	477,082

Total	$8,896,953	$172,215	$203,879	$1,825,926	$25,596	$11,124,569

The following table summarizes the Company’s loan portfolio at December 31, 2010 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$1,704,401	$6,543	$465	$–	$–	$1,711,409
Services	1,531,239	30,420	19,262	–	–	1,580,921
Wholesale/retail	956,397	45,363	8,486	–	–	1,010,246
Manufacturing	319,075	4,000	2,116	–	–	325,191
Healthcare	801,525	4,566	3,534	–	–	809,625
Integrated food services	202,885	1,385	13	–	–	204,283
Other commercial and industrial	267,949	108	4,446	19,685	133	292,321
Total commercial	5,783,471	92,385	38,322	19,685	133	5,933,996

Commercial real estate:
Construction and land development	326,769	21,516	99,579	–	–	447,864
Retail	395,094	5,468	4,978	–	–	405,540
Office	420,899	16,897	19,654	–	–	457,450
Multifamily	355,733	6,784	6,725	–	–	369,242
Industrial	177,712	294	4,087	–	–	182,093
Other commercial real estate	390,969	8,849	15,343	–	–	415,161
Total commercial real estate	2,067,176	59,808	150,366	–	–	2,277,350

Residential mortgage:
Permanent mortgage	420,407	19,403	12,064	730,638	20,047	1,202,559
Permanent mortgages guaranteed by U.S. government agencies	–	–	–	72,385	–	72,385
Home equity	–	–	–	547,989	5,315	553,304
Total residential mortgage	420,407	19,403	12,064	1,351,012	25,362	1,828,248

Consumer:
Indirect automobile	–	–	–	237,050	2,526	239,576
Other consumer	240,243	4,356	1,751	117,226	290	363,866
Total consumer	240,243	4,356	1,751	354,276	2,816	603,442

Total	$8,511,297	$175,952	$202,503	$1,724,973	$28,311	$10,643,036

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

A summary of risk-graded impaired loans follows (in thousands):

	As of September 30, 2011					For the three months		For the nine months
		Recorded Investment				ended Sept. 30, 2011		ended Sept. 30, 2011
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Energy	$3,900	$3,900	$3,900	$–	$–	$2,123	$–	$2,183	$–
Services	29,749	18,181	17,358	823	353	17,218	–	18,722	–
Wholesale/retail	32,226	27,088	25,345	1,743	1,104	26,113	–	17,787	–
Manufacturing	29,442	27,691	26,719	972	264	16,029	–	14,904	–
Healthcare	7,052	5,715	5,637	78	78	5,839	–	4,625	–
Integrated food services	–	–	–	–	–	–	–	7	–
Other commercial and industrial	8,462	964	964	–	–	1,031	–	2,705	–
Total commercial	110,831	83,539	79,923	3,616	1,799	68,353	–	60,933	–

Commercial real estate:
Construction and land development	110,052	72,207	62,056	10,151	1,978	74,236	–	85,893	–
Retail	8,161	6,492	3,631	2,861	1,122	5,567	–	5,735	–
Office	14,199	11,967	11,405	562	76	11,720	–	15,811	–
Multifamily	5,326	4,036	4,036	–	–	4,377	–	5,381	–
Industrial	–	–	–	–	–	–	–	2,044	–
Other real estate loans	16,197	15,346	6,738	8,608	1,023	14,306	–	15,345	–
Total commercial real estate	153,935	110,048	87,866	22,182	4,199	110,206	–	130,209	–

Residential mortgage:
Permanent mortgage	10,156	8,903	4,626	4,277	635	9,894	–	10,484	–
Home equity	–	–	–	–	–	–	–	–	–
Total residential mortgage	10,156	8,903	4,626	4,277	635	9,894	–	10,484	–

Consumer:
Indirect automobile	–	–	–	–	–	–	–	–	–
Other consumer	1,917	1,389	1,261	128	67	1,655	–	1,570	–
Total consumer	1,917	1,389	1,261	128	67	1,655	–	1,570	–

Total	$276,839	$203,879	$173,676	$30,203	$6,700	$190,108	$–	$203,196	$–

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, have been recovered.

A summary of risk-graded impaired loans at December 31, 2010 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance

Commercial:
Energy	$559	$465	$404	$61	$60
Services	28,579	19,262	15,985	3,277	1,227
Wholesale/retail	14,717	8,486	7,562	924	684
Manufacturing	5,811	2,116	2,116	–	–
Healthcare	4,701	3,534	2,743	791	95
Integrated food services	172	13	13	–	–
Other commercial and industrial	13,007	4,446	4,446	–	–
Total commercial	67,546	38,322	33,269	5,053	2,066

Commercial real estate:
Construction and land development	138,922	99,579	84,959	14,620	2,428
Retail	6,111	4,978	1,968	3,010	514
Office	25,702	19,654	18,798	856	106
Multifamily	24,368	6,725	6,129	596	115
Industrial	4,087	4,087	–	4,087	723
Other real estate loans	17,129	15,343	13,802	1,541	321
Total commercial real estate	216,319	150,366	125,656	24,710	4,207

Residential mortgage:
Permanent mortgage	15,258	12,064	8,574	3,490	781
Home equity	–	–	–	–	–
Total residential mortgage	15,258	12,064	8,574	3,490	781

Consumer:
Indirect automobile	–	–	–	–	–
Other consumer	1,909	1,751	1,506	245	78
Total consumer	1,909	1,751	1,506	245	78

Total	$301,032	$202,503	$169,005	$33,498	$7,132

Investments in impaired loans were as follows (in thousands):

	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2010

Investment in impaired loans	$203,879	$202,503	$242,969
Impaired loans with specific allowance for loss	30,203	33,498	65,292
Specific allowance balance	6,700	7,132	12,145
Impaired loans with no specific allowance for loss	173,676	169,005	177,667
Average recorded investment in impaired loans	190,108	262,368	290,909

Troubled Debt Restructurings

Loan modifications are considered a troubled debt restructuring if the Company grants a concession that it would not otherwise consider to a borrower experiencing financial difficulty, including concessions legally imposed on the Company through a bankruptcy of the borrower or other judicial proceedings.  Loans that have been modified in troubled debt restructurings are considered to be impaired.

Loans subject to internal risk-grading, including all commercial and commercial real estate loans and certain residential mortgage and consumer loans modified in troubled debt restructuring are classified as nonaccruing.  Modification of these loans generally consists of extension of payment terms and renewal of matured nonaccruing loans.  The Company may grant interest rate concessions.  The Company generally does not forgive principal or accrued but unpaid interest.  Loans modified in troubled debt restructurings are evaluated for impairment and generally remain classified as nonaccruing until full collection of principal and interest.

Troubled debt restructurings of internally risk graded impaired loans at September 30, 2011 were as follows (in thousands):

	As of September 30, 2011				Amounts Charged-off During:
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three months ended Sept. 30, 2011	Nine months ended Sept. 30, 2011

Commercial:
Energy	$–	$–	$–	$–	$–	$–
Services	3,747	2,010	1,737	–	–	301
Wholesale/retail	1,804	1,579	225	26	–	–
Manufacturing	–	–	–	–	–	–
Healthcare	65	65	–	–	–	–
Integrated food services	–	–	–	–	–	–
Other commercial and industrial	963	–	963	–	–	–
Total commercial	6,579	3,654	2,925	26	–	301

Commercial real estate:
Construction and land development	28,902	5,111	23,791	1,069	427	1,066
Retail	1,450	–	1,450	–	502	502
Office	3,085	1,421	1,664	–	–	–
Multifamily	–	–	–	–	–	–
Industrial	–	–	–	–	–	–
Other real estate loans	8,209	2,317	5,892	726	–	–
Total commercial real estate	41,646	8,849	32,797	1,795	929	1,568

Residential mortgage:
Permanent mortgage	3,991	3,991	–	282	–	54
Home equity	–	–	–	–	–	–
Total residential mortgage	3,991	3,991	–	282	–	54

Consumer:
Indirect automobile	–	–	–	–	–	–
Other consumer	38	12	26	–	–	–
Total consumer	38	12	26	–	–	–

Total	$52,254	$16,506	$35,748	$2,103	$929	$1,923

The financial impact of troubled debt restructurings primarily consist of specific allowances for credit losses and principal amounts charged off.  Other financial impacts, such as foregone interest, are not material to the financial statements.

Non-risk graded residential mortgage loans that are modified in troubled debt restructurings primarily consist of loans that are guaranteed by U.S. government agencies.  Modifications generally included reduction of interest rates and extension of the number of payments in accordance with U.S. government agency guidelines.  Generally, no unpaid principal or interest is forgiven.  Impairment is measured by discounting the modified cash flows at the non-modified interest rate.  Interest continues to accrue based on the modified terms of the loan.  If it becomes probable that the Company will not be able to collect all amounts due according to the modified loan terms, the loan is placed on nonaccrual status and included in nonaccrual loans.

At September 30, 2011, approximately $13.6 million of the renegotiated residential mortgage loans are currently performing in accordance with the modified terms, $6.1 million are 30 to 89 days past due and $10.8 million are past due 90 days or more.  Restructured residential mortgage loans guaranteed by agencies of the U.S. government in accordance with agency guidelines represent $26.7 million of our $30.5 million portfolio of renegotiated loans.  All renegotiated loans past due 90 days or more are guaranteed by U.S. government agencies.  Renegotiated loans guaranteed by U.S. government agencies may be sold once they become eligible according to agency guidelines.

The Company generally does not voluntarily modify consumer loans to troubled borrowers.

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans 30 to 89 days past due and accruing, loans 90 days or more past due and accruing and nonaccrual loans as of September 30, 2011 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total

Commercial:
Energy	$1,792,662	$599	$448	$3,900	$1,797,609
Services	1,831,849	6,980	468	18,181	1,857,478
Wholesale/retail	985,988	12,880	273	27,088	1,026,229
Manufacturing	343,010	28	–	27,691	370,729
Healthcare	901,343	89	–	5,715	907,147
Integrated food services	199,831	21	–	–	199,852
Other commercial and industrial	314,899	585	–	1,161	316,645
Total commercial	6,369,582	21,182	1,189	83,736	6,475,689

Commercial real estate:
Construction and land development	282,323	685	–	72,207	355,215
Retail	436,438	2,864	–	6,492	445,794
Office	413,424	352	–	11,967	425,743
Multifamily	383,432	–	–	4,036	387,468
Industrial	225,353	–	–	–	225,353
Other real estate loans	397,795	7,188	–	15,346	420,329
Total commercial real estate	2,138,765	11,089	–	110,048	2,259,902

Residential mortgage:
Permanent mortgage	1,101,425	22,127	130	27,486	1,151,168
Permanent mortgages guaranteed by U.S. government agencies	20,384	8,414	139,892	–	168,690
Home equity	585,643	2,150	–	4,245	592,038
Total residential mortgage	1,707,452	32,691	140,022	31,731	1,911,896

Consumer:
Indirect automobile	123,160	4,718	–	2,418	130,296
Other consumer	344,211	951	82	1,542	346,786
Total consumer	467,371	5,669	82	3,960	477,082

Total	$10,683,170	$70,631	$141,293	$229,475	$11,124,569

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loans commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2011		December 31, 2010		September 30, 2010
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value

Residential mortgage loans held for sale	$239,439	$250,527	$253,778	$254,669	$316,893	$310,588
Residential mortgage loan commitments	313,574	11,176	138,870	2,251	325,562	8,722
Forward sales contracts	541,764	(5,306)	396,422	6,493	630,846	(2,417)
		$256,397		$263,413		$316,893

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2011, December 31, 2010 or September 30, 2010.  No credit losses were recognized on residential mortgage loans held for sale for the three and nine month periods ended September 30, 2011 and 2010.

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2010
Number of residential mortgage loans serviced for others	95,831	96,443	99,986
Outstanding principal balance of residential mortgage loans serviced for others	$11,249,503	$11,194,582	$11,190,802
Weighted average interest rate	5.29%	5.44%	5.55%
Remaining term (in months)	286	292	290

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

	Three months ended		Nine months ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Originating and marketing revenue:
Residential mortgages loan held for sale	$16,142	$10,846	$39,515	$32,172
Residential mortgage loan commitments	8,383	3,183	8,925	8,226
Forward sales contracts	(4,822)	5,040	(11,799)	(6,043)
Total originating and marketing revenue	19,703	19,069	36,641	34,355
Servicing revenue	9,790	10,167	29,564	28,087
Total mortgage banking revenue	$29,493	$29,236	$66,205	$62,442

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2011 is as follows (in thousands):

	Purchased	Originated	Total
Balance at June 30, 2011	$32,866	$76,326	$109,192
Additions, net	–	7,199	7,199
Change in fair value due to loan runoff	(1,034)	(2,587)	(3,621)
Change in fair value due to market changes	(10,395)	(14,427)	(24,822)
Balance at September 30, 2011	$21,437	$66,511	$87,948

Activity in capitalized mortgage servicing rights during the nine months ended September 30, 2011 is as follows (in thousands):

	Purchased	Originated	Total
Balance at December 31, 2010	$37,900	$77,823	$115,723
Additions, net	–	17,966	17,966
Change in fair value due to loan runoff	(3,585)	(6,970)	(10,555)
Change in fair value due to market changes	(12,878)	(22,308)	(35,186)
Balance at September 30, 2011	$21,437	$66,511	$87,948

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2010 is as follows (in thousands):

	Purchased	Originated	Total
Balance at June 30, 2010	$37,446	$61,496	$98,942
Additions, net	–	7,716	7,716
Change in fair value due to loan runoff	(2,062)	(2,339)	(4,401)
Change in fair value due to market changes	(4,022)	(11,902)	(15,924)
Balance at September 30, 2010	$31,362	$54,971	$86,333

Activity in capitalized mortgage servicing rights during the nine months ended September 30, 2010 is as follows (in thousands):

	Purchased	Originated	Total
Balance at December 31, 2009	$7,828	$65,996	$73,824
Additions, net	31,892	18,078	49,970
Change in fair value due to loan runoff	(4,703)	(11,308)	(16,011)
Gain on purchase of mortgage servicing rights	11,832	–	11,832
Change in fair value due to market changes	(15,487)	(17,795)	(33,282)
Balance at September 30, 2010	$31,362	$54,971	$86,333

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

There is no active market for trading in mortgage servicing rights after origination.  Fair value is determined by discounting the projected net cash flows. Significant assumptions considered significant unobservable inputs used to determine fair value are:

	September 30, 2011	December 31, 2010	September 30, 2010
Discount rate – risk-free rate plus a market premium	10.34%	10.36%	10.4%
Prepayment rate – based upon loan interest rate, original term and loan type	11.33% - 47.70%	6.53% - 23.03%	5.2% - 56.0%
Loan servicing costs – annually per loan based upon loan type	$55 - $105	$35 - $60	$35 - $60
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.26%	2.21%	1.51%

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

Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at September 30, 2011 follows (in thousands):

	< 4.50%	4.50% - 5.49%	5.50% - 6.49%	> 6.49%	Total

Fair value	$13,444	$55,105	$15,508	$3,891	$87,948
Outstanding principal of loans serviced for others	$1,503,755	$5,464,857	$3,079,400	$1,201,491	$11,249,503
Weighted average prepayment rate1	11.33%	13.38%	35.64%	47.70%	22.87%
1	Annual prepayment estimates based upon loan interest rate, original term and loan type

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At September 30, 2011, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $316 thousand. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $4.3 million.  In our model, changes in the value of our servicing rights due to changes in interest rates assume stable relationships between mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at September 30, 2011 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$5,431,756	$46,728	$16,152	$20,600	$5,515,236
FNMA	1,405,631	23,053	6,972	8,996	1,444,652
GNMA	3,584,314	122,544	36,305	21,616	3,764,779
Other	506,560	9,076	3,163	6,037	524,836
Total	$10,928,261	$201,401	$62,592	$57,249	$11,249,503

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs.  These loans consist of first lien, fixed rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties.  However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans.  The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties.  The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest.  The principal balance of residential mortgage loans sold subject to recourse obligations totaled $262 million at September 30, 2011, $289 million at December 31, 2010 and $300 million at September 30, 2010.  A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $19 million at September 30, 2011, $17 million at December 31, 2010 and $16 million at September 30, 2010.  At September 30, 2011, approximately 6% of the loans sold with recourse with an outstanding principal balance of $16 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5% with an outstanding balance of $14 million were past due 30 to 89 days.  The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Beginning balance	$17,540	$13,781	$16,667	$13,781
Provision for recourse losses	3,246	2,551	6,572	5,418
Loans charged off, net	(2,264)	(830)	(4,717)	(3,697)
Ending balance	$18,522	$15,502	$18,522	$15,502

The Company also has off-balance sheet credit risk for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements.  As of September 30, 2011, less than 10% of purchase requests made in 2010 and 2011 have resulted in actual repurchases or indemnification by the Company.  For the nine months ended September 30, 2011, we have repurchased 6 loans for $593 thousand from the agencies.  Losses incurred on these loans as of September 30, 2011 totaled $135 thousand.  At September 30, 2011, we have unresolved deficiency requests from the agencies on 203 loans with an aggregate outstanding principal balance of $33 million.  During 2010, the Company established an accrual for credit losses related to potential loan repurchases under representations and warranties which is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statement of Earnings.  The accrual remains at $2.1 million at September 30, 2011.

(6) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006.  The Company recognized periodic pension expense of $965 thousand and $778 thousand for the three months ended September 30, 2011 and 2010, respectively and $2.9 million and $2.3 million for the nine months ended September 30, 2011 and 2010, respectively.  The Company made no Pension Plan contributions during the nine months ended September 30, 2011 and 2010.

Management has been advised that the maximum allowable contribution for 2011 is $28 million.  No minimum contribution is required for 2011.

(7)  Commitments and Contingent Liabilities

BOSC, Inc. was joined as a defendant in a class action brought on behalf of unit holders of SemGroup Energy Partners, LP in the United States District Court for the Northern District of Oklahoma pursuant to Sections 11 and 12(a)(2) of the Securities Act of 1933 against all of the underwriters of issuances of partnership units.  The action was settled and dismissed with prejudice at no material loss to BOSC.

In 2010, Bank of Oklahoma, National Association, was named as a defendant in three putative class actions alleging that the manner in which the bank posted charges to its consumer deposit accounts breached an implied obligation of good faith and fair dealing and violates the Oklahoma Consumer Protection Act.  The actions also allege that the manner in which the bank posted charges to its consumer demand deposit accounts is unconscionable, constitutes conversion and unjustly enriches the bank.  Two of the actions are pending in the District Court of Tulsa County.  The third action, originally brought in the United State District Court for the Western District of Oklahoma, has been transferred to Multi-District Litigation in the Southern District of Florida.  Each of the actions seeks to establish a class consisting of all consumer customers of the bank.  The amount claimed by the plaintiffs has not been determined, but could be material.  Management has been advised by counsel that, in its opinion, the Company’s overdraft policies meet all requirements of law and the Bank has substantial defenses to the claims.  Based on currently available information, management has established an accrual within a reasonable range of probable losses and anticipates the claims will be resolved without material loss to the Company.

Bank of Texas was named as a defendant in an action in the Eastern District of Texas, Tyler Division, by a patent holder alleging that the check image capture processes used by the bank infringes its patent.  The plaintiff has demanded $4.3 million in damages.  The bank has sought indemnity from three vendors, two of whom have agreed to indemnify the bank in part.  Negotiations are on-going with the third vendor.  At this time, management is unable to assess the merits of the plaintiff’s claim but expects the matter to be resolved without material loss to the Company.

In an opinion dated October 11, 2011, the Oklahoma Supreme Court invalidated a $7.1 million settlement agreement between Bank of Oklahoma and the City of Tulsa (“the City”).  This agreement was to settle claims asserted by Bank of Oklahoma against the City and against the Tulsa Airports Improvement Trust related to a loan to a start-up airline.  The Trust had agreed to purchase the loan and its collateral from Bank of Oklahoma in the event of a default by the airline.  The Company understands that the City intends to file a motion to reconsider the opinion.  If a mandate is issued on the opinion, the Company intends to return the $7.1 million to the City and pursue its claims against the Trust.

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan.  A contingent liability was recognized for the Company’s share of Visa’ covered litigation liabilities.  The contingent liability totaled $774 thousand at September 30, 2011.  Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering in 2008 and from available cash.  BOK Financial recognized a $774 thousand receivable for its proportionate share of this escrow account.

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

At September 30, 2011, Cavanal Hill Funds’ assets included $1.1 billion of U.S. Treasury, $868 million of cash management and $321 million of tax-free money market funds.  Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities.  The net asset value of units in these funds was $1.00 at September 30, 2011.  An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries.  BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.  No assets were purchased from the funds in 2011 or 2010.

Cottonwood Valley Ventures, Inc. (“CVV, Inc.”), an indirectly wholly-owned subsidiary of BOK Financial, is being audited by the Oklahoma Tax Commission (“OTC”) for tax years 2007 through 2009.  CVV, Inc. is a qualified venture capital company under the applicable Oklahoma statute.  As authorized by the statute, CVV, Inc. guarantees transferable Oklahoma state income tax credits by providing direct debt financing to private companies which qualify as statutory business ventures.  Due to certain statutory limitations on utilization of such credits, CVV, Inc. must sell the majority of the credits to provide the economic incentives provided for by the statute.  In the event that the OTC successfully disallows any of the credits, CVV, Inc. would be required to indemnify purchasers for the tax credits disallowed.  Management does not anticipate that this audit will have a material adverse impact to the financial statements.

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”).  The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships.  These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies.  At September 30, 2011, the Funds’ assets, included in Other assets on the Consolidated Balance Sheets, totaled $29 million.  The Funds have no debt.  The general partner has contingent obligations to make additional investments totaling $12 million at September 30, 2011, substantially all of which are offset by limited partner commitments.  The Company does not accrue its contingent liability to fund investments.

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building.  All rent payments are current.  Remaining guaranteed rents totaled $17.8 million at September 30, 2011.  Current leases expire or are subject to lessee termination options at various dates in 2012 and 2014.  Our obligation under the agreement would be affected by lessee decisions to exercise these options.  In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from rental of space that was vacant at the inception of the agreement.  Approximately 42 thousand square feet of this additional space has been rented to outside parties since the date of the agreement.  The maximum amount that the Company may receive under this agreement is $4.5 million.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints.  Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not have a material effect on the Company’s financial condition, results of operations or cash flows.

(8) Shareholders’ Equity

On October 25, 2011, the Board of Directors of BOK Financial approved an increase in quarterly common stock dividend to $0.33 per share.  The quarterly dividend will be payable on or about November 30, 2011 to shareholders of record as of November 16, 2011.

Dividends declared during the three and nine month periods ended September 30, 2011 were $0.275 per share and $0.80 per share, respectively.    Dividends declared during the three and nine months ended September 30, 2010 were $0.25 per share and $0.74 per share, respectively.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

			Unrealized
		Non-Credit	Gain on	Accumulated	Unrealized
		Related	AFS Securities	(Loss) on	Loss
	Unrealized	Unrealized	Transferred to	Effective	On
	Gain (Loss) on	Losses on OTTI	Investment	Cash Flow	Employee
	AFS1 Securities	AFS Securities2	Securites3	Hedges	Benefit Plans	Total

Balance at December 31, 2009	$59,772	$(53,000)	$–	$(1,039)	$(16,473)	$(10,740)
Net change in unrealized gains (losses) on securities	215,125	26,818	–	–	–	241,943
Unrealized loss on newly identified other-than-temporary securities	25,192	(25,192)	–	–	–	–
Credit losses recognized in earnings	–	21,182	–	–	–	21,182
Tax expense on unrealized gains (losses)	(92,606)	(8,293)	–	–	(145)	(101,044)
Reclassification adjustment for (gains) losses realized and included in net income	(20,929)	–	–	188	–	(20,741)
Reclassification adjustment for tax expense (benefit)on realized gains (losses)	8,141	–	–	(73)	–	8,068
Unrealized gains on employee benefit plans	–	–	–	–	373	373
Balance at September 30, 2010	$194,695	$(38,485)	$–	$(924)	$(16,245)	$139,041

Balance at December 31, 2010	$157,770	$(35,276)	$–	$(878)	$(13,777)	$107,839
Net change in unrealized gains (losses) on AFS securities	119,435	(12,141)	–	–	–	107,294
Credit losses recognized in earnings	–	11,182	–	–	–	11,182
Transfer from Non-Credit Related Unrealized Losses on OTTI AFS Securities to unrealized gain on AFS securities	84	(84)	–	–	–	–
Tax benefit (expense) on unrealized gains (losses)	(47,308)	959	–	–	–	(46,349)
Transfer of net unrealized gain from AFS to Investment securities	(7,942)	–	7,942	–	–	–
Reclassification adjustment for (gains) losses realized and included in net income	(27,064)	–	–	230	–	(26,834)
Reclassification adjustment for tax expense (benefit) on realized gains (losses)	10,528	–	–	(89)	–	10,439
Balance at September 30, 2011	$205,503	$(35,360)	$7,942	$(737)	$(13,777)	$163,571
1	Available for Sale
2
Represents changes in unrealized losses recognized in Accumulated other comprehensive income on Available for sale securities for which an Other-than-temporary impairment (“OTTI”) was recorded in earnings.

3
Represents net unrealized gain retained in Accumulated other comprehensive income upon transfer of certain residential mortgage-backed securities from the Available for sale portfolio to the Investment securities (held-to-maturity).  Such amounts are amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities.  See Note 2 for additional discussion.

(9)  Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to BOK Financial Corp.	$85,101	$64,267	$218,882	$187,922
Earnings allocated to participating securities	(680)	(436)	(1,700)	(1,203)
Numerator for basic earnings per share – income available to common shareholders	84,421	63,831	217,182	186,719
Effect of reallocating undistributed earnings of participating securities	2	1	5	3
Numerator for diluted earnings per share – income available to common shareholders	$84,423	$63,832	$217,187	$186,722
Denominator:
Weighted average shares outstanding	68,372,082	68,087,122	68,403,652	68,041,442
Less: Participating securities included in weighted average shares outstanding	(544,491)	(461,744)	(527,777)	(433,165)
Denominator for basic earnings per common share	67,827,591	67,625,378	67,875,875	67,608,277
Dilutive effect of employee stock compensation plans1	209,828	139,966	251,879	204,159
Denominator for diluted earnings per common share	68,037,419	67,765,344	68,127,754	67,812,436
Basic earnings per share	$1.24	$0.94	$3.20	$2.76
Diluted earnings per share	$1.24	$0.94	$3.19	$2.75
1Excludes employee stock options with exercise prices greater than current market price.	773,080	2,357,075	771,922	1,464,694

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$86,513	$24,553	$6,159	$58,159	$175,384
Net interest revenue (expense) from internal sources	(6,467)	8,108	4,447	(6,088)	–
Net interest revenue	80,046	32,661	10,606	52,071	175,384
Provision for credit losses	5,141	3,837	1,147	(10,125)	–
Net interest revenue after provision for credit losses	74,905	28,824	9,459	62,196	175,384
Other operating revenue	40,108	80,441	46,010	7,418	173,977
Other operating expense	59,942	85,195	49,396	26,363	220,896
Income before taxes	55,071	24,070	6,073	43,251	128,465
Federal and state income tax	21,423	9,363	2,362	9,858	43,006
Net income	33,648	14,707	3,711	33,393	85,459
Net income attributable to non-controlling interest	–	–	–	358	358
Net income attributable to BOK Financial Corp.	$33,648	$14,707	$3,711	$33,035	$85,101

Average assets	$9,788,982	$5,914,337	$3,992,965	$4,925,454	$24,621,738
Average invested capital	886,538	273,143	175,478	1,403,247	2,738,406

Performance measurements:
Return on average assets	1.36%	0.99%	0.37%		1.37%
Return on average invested capital	15.06%	21.36%	8.39%		12.33%
Efficiency ratio	49.89%	66.15%	87.42%		60.13%

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$257,152	$64,574	$20,254	$178,044	$520,024
Net interest revenue (expense) from internal sources	(22,922)	25,188	10,850	(13,116)	–
Net interest revenue	234,230	89,762	31,104	164,928	520,024
Provision for credit losses	16,746	9,568	2,208	(19,572)	8,950
Net interest revenue after provision for credit losses	217,484	80,194	28,896	184,500	511,074
Other operating revenue	111,726	175,408	128,578	18,803	434,515
Other operating expense	174,012	209,249	139.256	80,037	602,554
Income before taxes	155,198	46,353	18,218	123,266	343,035
Federal and state income tax	60,372	18,031	7,087	35,625	121,115
Net income	94,826	28,322	11,131	87,641	221,920
Net income attributable to non-controlling interest	–	–	–	3,038	3,038
Net income attributable to BOK Financial Corp.	$94,826	$28,322	$11,131	$84,603	$218,882

Average assets	$9,459,367	$5,965,955	$3,758,570	$4,925,924	$24,109,816
Average invested capital	874,259	272,167	175,478	1,330,097	2,652,001

Performance measurements:
Return on average assets	1.34%	0.63%	0.40%		1.21%
Return on average invested capital	14.50%	13.91%	8.48%		11.03%
Efficiency ratio	50.30%	73.11%	87.58%		61.15%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$87,492	$22,816	$7,154	$63,253	$180,715
Net interest revenue (expense) from internal sources	(11,997)	12,044	3,310	(3,357)	–
Net interest revenue	75,495	34,860	10,464	59,896	180,715
Provision for credit losses	9,508	6,967	4,042	(517)	20,000
Net interest revenue after provision for credit losses	65,987	27,893	6,422	60,413	160,715
Other operating revenue	32,917	65,366	42,407	(3,017)	137,673
Other operating expense	53,094	76,433	45,906	29,732	205,165
Income before taxes	45,810	16,826	2,923	27,664	93,223
Federal and state income tax	17,820	6,545	1,137	4,433	29,935
Net income	27,990	10,281	1,786	23,231	63,288
Net income attributable to non-controlling interest	–	–	–	(979)	(979)
Net income attributable to BOK Financial Corp.	$27,990	$10,281	$1,786	$24,210	$64,267

Average assets	$8,940,812	$6,302,934	$3,591,901	$5,356,643	$24,192,290
Average invested capital	889,282	243,059	170,918	1,179,160	2,482,419

Performance measurements:
Return on average assets	1.24%	0.65%	0.20%		1.05%
Return on average invested capital	12.49%	16.78%	4.15%		10.27%
Efficiency ratio	48.97%	65.65%	87.16%		59.07%

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$258,211	$63,809	$23,448	$199,934	$545,402
Net interest revenue (expense) from internal sources	(37,215)	35,367	8,925	(7,077)	–
Net interest revenue	220,996	99,176	32,373	192,857	545,402
Provision for credit losses	60,361	20,975	9,945	6,859	98,140
Net interest revenue after provision for credit losses	160,635	78,201	22,428	185,998	447,262
Other operating revenue	96,142	181,247	121,751	9,855	408,995
Other operating expense	169,312	201,956	130,649	72,892	574,809
Income before taxes	87,465	57,492	13,530	122,961	281,448
Federal and state income tax	34,024	22,364	5,263	30,609	92,260
Net income	53,441	35,128	8,267	92,352	189,188
Net income attributable to non-controlling interest	–	–	–	1,266	1,266
Net income attributable to BOK Financial Corp.	$53,441	$35,128	$8,267	$91,086	$187,922

Average assets	$9,053,645	$6,220,522	$3,409,149	$4,802,526	$23,485,842
Average invested capital	908,618	278,626	168,686	982,971	2,338,901

Performance measurements:
Return on average assets	0.79%	0.76%	0.32%		1.07%
Return on average invested capital	7.86%	16.86%	6.55%		10.74%
Efficiency ratio	53.11%	72.08%	85.11%		59.25%

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

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2011 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$972,881				$972,881
Trading securities	109,659				109,659
Investment securities:
Municipal and other tax-exempt	133,394				138,461
U.S. agency residential mortgage-backed securities	130,668				130,614
Other debt securities	188,590				214,159
Total investment securities	452,652				483,234

Available for sale securities:
U.S. Treasury	1,006				1,006
Municipal and other tax-exempt	70,195				70,195
U.S. agency residential mortgage-backed securities	9,016,877				9,016,877
Private issue residential mortgage-backed securities	457,332				457,332
Other debt securities	5,900				5,900
Perpetual preferred stock	19,080				19,080
Equity securities and mutual funds	49,241				49,241
Total available for sale securities	9,619,631				9,619,631

Mortgage trading securities	672,191				672,191
Residential mortgage loans held for sale	256,397				256,397

Loans:
Commercial	6,475,689	0.25 – 30.00%	0.56	0.64 – 3.81%	6,406,679
Commercial real estate	2,259,902	0.38 – 18.00%	1.23	0.28 – 3.39%	2,227,367
Residential mortgage	1,911,896	0.38 – 18.00%	3.24	0.88 – 3.78%	1,984,949
Consumer	477,082	0.38 – 21.00%	0.48	1.90 – 3.68%	477,058
Total loans	11,124,569				11,096,053
Allowance for loan losses	(271,456)				–
Net loans	10,853,113				11,096,053

Mortgage servicing rights	87,948				87,948
Derivative instruments with positive fair value, net of cash margin	370,616				370,616
Other assets – private equity funds	29,113				29,113
Deposits with no stated maturity	14,884,552				14,884,552
Time deposits	3,554,470	0.01 – 9.64%	2.02	0.87 – 1.28%	3,620,327
Other borrowings	2,605,737	0.25 – 6.58%	0.00	0.06 – 2.70%	2,605,739
Subordinated debentures	398,834	5.19 – 5.82%	1.67	3.24%	413,701
Derivative instruments with negative fair value, net of cash margin	341,822				341,822

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

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2010 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$1,195,902				$1,195,902
Trading securities	82,247				82,247
Investment securities:
Municipal and other tax-exempt	187,608				194,051
Other debt securities	156,140				164,289
Total investment securities	343,748				358,340

Available for sale securities:
Municipal and other tax-exempt	68,308				68,308
U.S. agency residential mortgage-backed securities	8,596,911				8,596,911
Private issue residential mortgage-backed securities	708,472				708,472
Other debt securities	9,887				9,887
Perpetual preferred stock	22,024				22,024
Equity securities and mutual funds	44,669				44,669
Total available for sale securities	9,450,271				9,450,271

Mortgage trading securities	475,215				475,215
Residential mortgage loans held for sale	316,893				316,893
Loans:
Commercial	5,972,008	0.25 – 18.00%	0.56	0.68 – 4.11%	5,906,847
Commercial real estate	2,323,122	0.38 – 18.00	1.20	0.29 – 3.52	2,280,422
Residential mortgage	1,883,908	0.38 – 18.00	2.96	0.79 – 3.86	1,945,460
Consumer	626,806	0.38 – 21.00	0.90	1.78 – 3.74	636,269
Total loans	10,805,844				10,768,998
Allowance for loan losses	(299,154)				–
Net loans	10,506,690				10,768,998

Mortgage servicing rights	86,333				86,333
Derivative instruments with positive fair value, net of cash margin	266,104				266,104
Other assets – private equity funds	23,831				23,831
Deposits with no stated maturity	13,081,091				13,081,091
Time deposits	3,741,500	0.01 – 9.64	1.83	0.81 – 1.34	3,242,844
Other borrowings	3,353,325	0.06 – 4.44	0.34	0.15 – 2.72	3,348,587
Subordinated debentures	398,658	5.19 – 5.82	2.53	3.46	418,959
Derivative instruments with negative fair value, net of cash margin	218,296				218,296

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $250 million at September 30, 2011, $266 million at December 31, 2010 and $273 million at September 30, 2010.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at September 30, 2011, December 31, 2010 or September 30, 2010.

Assets and liabilities recorded at fair value in the financial statements on a recurring and non-recurring basis are grouped into three broad levels as follows:

Quoted Prices in active Markets for Identical Instruments – Fair value is based on unadjusted quoted prices in active markets for identical assets or liabilities.

Significant Other Observable Inputs – Fair value is based on significant other observable inputs which are generally determined based on a single price for each financial instrument provided to us by an applicable third-party pricing service and are based on one or more of the following:

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

Fair Value of Financial Instruments Measured on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of September 30, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$109,659	$888	$108,771	$–

Available for sale securities:
U.S. Treasury	1,006	1,006	–	–
Municipal and other tax-exempt	70,195	–	26,483	43,712
U.S. agency residential mortgage-backed securities	9,016,877	–	9,016,877	–
Private issue residential mortgage-backed securities	457,332	–	457,332	–
Other debt securities	5,900	–	–	5,900
Perpetual preferred stock	19,080	–	19,080	–
Equity securities and mutual funds	49,241	29,827	19,414	–
Total available for sale securities	9,619,631	30,833	9,539,186	49,612

Mortgage trading securities	672,191	–	672,191	–
Residential mortgage loans held for sale	256,397	–	256,397	–
Mortgage servicing rights1	87,948	–	–	87,948
Derivative contracts, net of cash margin2	370,616	34,770	335,846	–
Other assets – private equity funds	29,113	–	–	29,113

Liabilities:
Derivative contracts, net of cash margin2	341,822	–	341,822	–
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

2	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of September 30, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$82,247	$4,219	$78,028	$–

Available for sale securities:
Municipal and other tax-exempt	68,308	–	27,397	40,911
U.S. agency residential mortgage-backed securities	8,596,911	–	8,596,911	–
Privately issued residential mortgage-backed securities	708,472	–	708,472	–
Other debt securities	9,887	–	3	9,884
Perpetual preferred stock	22,024	–	22,024	–
Equity securities and mutual funds	44,669	21,426	23,243	–
Total available for sale securities	9,450,271	21,426	9,378,050	50,795

Mortgage trading securities	475,215	–	475,215	–
Residential mortgage loans held for sale	316,893	–	316,893	–
Mortgage servicing rights	86,333	–	–	86,333	1
Derivative contracts, net of cash margin 2	266,104	–	266,104	–
Other assets – private equity funds	23,831	–	–	23,831

Liabilities:
Certificates of deposit	27,804	–	27,804	–
Derivative contracts, net of cash margin 2	218,296	–	218,296	–
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

These securities may be either investment grade or below investment grade.  As of September 30, 2011, taxable securities rated investment grade by all nationally recognized rating agencies are generally valued to yield 1.64% to 1.73%.  Average yields on comparable short-term taxable securities are generally less than 1%.  Tax-exempt securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 1.00% to 1.30%, which represents a spread of 75 to 80 basis points over average yields of comparable tax-exempt securities as of September 30, 2011.  The resulting estimated fair value of securities rated investment grade ranges from 98.99% to 100% of par value at September 30, 2011.

Taxable securities rated investment grade by all nationally recognized rating agencies were generally valued at par to yield 1.76% at December 31, 2010 and a range of 1.74% to 3.29% at September 30, 2010.  Average yields on comparable short-term taxable securities were less than 1%.  Tax-exempt investment grade securities were valued to yield a range of 1.15% to 1.45% at December 31, 2010 and 1.04% to 1.10% at September 30, 2010.  This represents a spread of 75 to 80 basis points over average yields for comparable securities.  The resulting estimated fair value of securities rated investment grade ranged from 99.08% to 100% of par at December 31, 2010 and 99.05% to 99.67% of par at September 30, 2010.

After other-than-temporary impairment charges, approximately $14 million of our municipal and other tax-exempt securities are rated below investment grade by at least one of the three nationally recognized rating agencies.  The fair value of these securities was determined based on yields ranging from 6.25% to 9.55%.  These yields were determined using a spread of 600 basis points over comparable municipal securities of varying durations.  The resulting estimated fair value of securities rated below investment grade ranges from 83.35% to 83.57% of par value as of September 30, 2011.

After other-than-temporary impairment charges, municipal and other tax-exempt securities rated below investment grade by at least one of the nationally recognized rating agencies totaled $11 million at December 31, 2010 and $11.5 million at September 30, 2010.  These below investment grade municipal and other tax-exempt securities were valued based on a range of 4.62% to 8.93% at December 31, 2010 and 4.55% to 7.93% at September 30, 2010.  This represented a spread of 425 basis points over comparable municipal securities of varying durations.  The resulting estimated fair value of securities rated below investment grade ranged from 85.13% to 85.34% at December 31, 2010 and 85.60% to 86.17% of par value at September 30, 2010.

All of these securities were currently paying contractual interest in accordance with their respective terms at September 30, 2011 and September 30, 2010.

The following represents the changes for the three months ended September 30, 2011 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance, June 30, 2011	$43,658	$5,893	$28,313
Purchases and capital calls	–	–	813
Redemptions and distributions	(100)	–	(714)
Gain (loss) recognized in earnings:
Gain on other assets, net	–	–	701
Gain on available for sale securities, net	1	–	–
Other-than-temporary impairment losses	–	–	–
Other comprehensive gain (loss)	153	7	–
Balance, September 30, 2011	$43,712	$5,900	$29,113

The following represents the changes for the nine months ended September 30, 2011 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance, December 31, 2010	$47,093	$6,400	$25,436
Purchases and capital calls	7,520	–	2,465
Redemptions and distributions	(10,075)	(500)	(2,899)
Gain (loss) recognized in earnings:
Brokerage and trading revenue	(576)	–	–
Gain on other assets, net	–	–	4,111
Gain on securities, net	19	–	–
Other-than-temporary impairment losses	(521)	–	–
Other comprehensive (loss)	252	–	–
Balance, September 30, 2011	$43,712	$5,900	$29,113
The following represents the changes for the three months ended September 30, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at June 30, 2010	$39,826	$13,035	$23,834
Purchases, sales, issuances and settlements, net	1,250	(3,307)	1,673
Gain (loss) recognized in earnings
Brokerage and trading revenue	(72)	–	–
Gain (loss) on other assets, net	–	–	(1,676)
Gain on securities, net	7	259	–
Other-than-temporary impairment losses	(1,019)	–
Other comprehensive (loss)	919	(103)	–
Balance September 30, 2010	$40,911	$9,884	$23,831

The following represents the changes for the nine months ended September 30, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

		Available for Sale Securities
	Trading Securities	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance, December 31, 2009	$9,800	$36,598	$17,116	$22,917
Purchases, sales, issuances and settlements, net	(9,800)	5,383	(7,507)	1,674
Gain (loss) recognized in earnings
Brokerage and trading revenue	–	(152)	–	–
Gain (loss) on other assets, net	–	–	–	(760)
Gain on securities, net	–	7	259	–
Other-than-temporary impairment losses	–	(1,019)	–
Other comprehensive (loss)	–	94	16	–
Balance, September 30, 2010	$–	$40,911	$9,884	$23,831

There were no transfers from quoted prices in active markets for identical instruments to significant other observable inputs during the nine months ended September 30, 2011 or 2010, respectively.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the three months ended September 30, 2011:

	Carrying Value at September 30, 2011			Fair Value Adjustments for the Three Months Ended September 30, 2011 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Gross charge-offs against allowance for recourse loans	Net losses and expenses of repossessed assets, net
Impaired loans	$–	$13,605	$2,086	$3,734	$305	$–
Real estate and other repossessed assets	–	24,968	–	–	–	4,052

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the three months ended September 30, 2010:

	Carrying Value at September 30, 2010			Fair Value Adjustments for the Three Months Ended September 30, 2010 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gain (loss) on other assets, net
Impaired loans	$–	$40,665	$635	$16,085	$–	$–
Real estate and other repossessed assets	–	29,480	5,631	–	5,411	–
Other assets – alternative investments	–	–	2,950	–	–	1,000

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

Fair Value Election

Certain certificates of deposit were designated as carried at fair value.  This determination is made based on the Company’s intent to convert these certificates from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps that have not been designated as hedging instruments.  The fair value election for these liabilities better represents the economic effect of these instruments on the Company.  At September 30, 2011, there were no certificates of deposit that were designated as carried at fair value.  At September 30, 2010, the fair value and contractual principal amount of these certificates was $28 million and $27 million, respectively.  Change in the fair value of these certificate of deposit resulted in an unrealized gain during the three and nine months ended September 30, 2010 of $154 thousand and $597 thousand, respectively, which is included in Gain (Loss) on Derivatives, net in the Consolidated Statement of Earnings.

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

(12) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amount:
Federal statutory tax	$44,963	$32,628	$120,062	$98,507
Tax exempt revenue	(1,395)	(1,261)	(4,089)	(4,054)
Effect of state income taxes, net of federal benefit	2,593	1,872	7,969	5,590
Utilization of tax credits	(602)	(864)	(1,695)	(3,904)
Bank-owned life insurance	(950)	(1,136)	(2,914)	(2,878)
Reduction of tax accrual	(1,764)	(2,245)	(1,764)	(2,245)
Other, net	161	941	3,546	1,244
Total	$43,006	$29,935	$121,115	$92,260

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Percent of pretax income:
Federal statutory tax	35%	35%	35%	35%
Tax exempt revenue	(1)	(1)	(1)	(1)
Effect of state income taxes, net of federal benefit	2	1	2	2
Utilization of tax credits	(1)	(1)	–	(1)
Bank-owned life insurance	(1)	(1)	(1)	(1)
Reduction of tax accrual	(1)	(2)	(1)	(1)
Other, net	–	1	1	–
Total	33%	32%	35%	33%

(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2011 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q.  No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)
	Nine Months Ended
	September 30, 2011			September 30, 2010
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate
Assets
Funds sold and resell agreements	$13,916	$12	0.12%	$24,624	$20	0.11%
Trading securities	76,588	1,797	3.14	66,332	2,023	4.08
Investment securities
Taxable3	177,485	7,904	5.95	92,271	4,925	7.14
Tax-exempt3	164,670	5,997	4.88	217,215	7,913	4.92
Total investment securities	342,155	13,901	5.44	309,486	12,838	5.59
Available for sale securities
Taxable3	9,458,269	205,032	2.99	8,952,211	224,904	3.45
Tax-exempt3	68,339	2,670	5.22	65,057	2,682	5.51
Total available for sale securities3	9,526,608	207,702	3.01	9,017,268	227,586	3.46
Mortgage trading securities	503,988	13,772	3.94	469,057	13,715	4.30
Residential mortgage loans held for sale	139,142	4,460	4.29	191,300	6,516	4.55
Loans2	10,736,544	378,726	4.72	11,002,476	398,131	4.84
Less allowance for loan losses	290,596	–	–	309,972
Loans, net of allowance	10,445,948	378,726	4.85	10,692,504	398,131	4.98
Total earning assets3	21,048,345	620,370	4.00	20,770,571	660,829	4.31
Cash and other assets	3,061,471			2,715,271
Total assets	$24,109,816			$23,485,842

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,374,413	$19,202	0.27%	$8,319,543	$30,114	0.48%
Savings	209,816	573	0.37	181,694	548	0.40
Time	3,622,287	49,834	1.84	3,749,207	50,513	1.80
Total interest-bearing deposits	13,206,516	69,609	0.70	12,250,444	81,175	0.89
Funds purchased	995,213	731	0.10	1,323,951	1,752	0.18
Repurchase agreements	1,065,192	2,049	0.26	1,105,926	4,532	0.55
Other borrowings	153,511	4,397	3.83	1,775,372	4,308	0.32
Subordinated debentures	398,767	16,745	5.61	398,598	16,765	5.62
Total interest-bearing liabilities	15,819,199	93,531	0.79	16,854,291	108,532	0.86
Non-interest bearing demand deposits	4,638,405			3,660,567
Other liabilities	1,000,211			583,719
Total equity	2,652,001			2,387,265
Total liabilities and equity	$24,109,816			$23,485,842

Tax-equivalent Net Interest Revenue3		$526,839	3.21%		$552,297	3.45%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.40			3.60
Less tax-equivalent adjustment1		6,815			6,895
Net Interest Revenue		520,024			545,402
Provision for credit losses		8,950			98,140
Other operating revenue		434,515			408,995
Other operating expense		602,554			574,809
Income before taxes		343,035			281,448
Federal and state income tax		121,115			92,260
Net income before non-controlling interest		221,920			189,188
Net income attributable to non-controlling interest		3,038			1,266
Net income attributable to BOK Financial Corp.		$218,882			$187,922

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$3.20			$2.76
Diluted		$3.19			$2.75
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Quarterly Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)
	Three Months Ended
	September 30, 2011			June 30, 2011
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate
Assets
Funds sold and resell agreements	$12,344	$5	0.16%	$8,814	$3	0.14%
Trading securities	88,576	637	2.85	80,113	584	2.92
Investment securities
Taxable3	194,371	2,759	5.63	183,084	2,800	6.13
Tax-exempt3	135,256	1,683	4.94	174,614	2,100	4.82
Total investment securities	329,627	4,442	5.35	357,698	4,900	5.49
Available for sale securities
Taxable3	9,586,411	66,040	2.82	9,473,401	69,978	3.02
Tax-exempt3	70,181	870	4.92	70,081	894	5.12
Total available for sale securities3	9,656,592	66,910	2.83	9,543,482	70,872	3.04
Mortgage trading securities	594,629	5,299	3.66	518,073	5,243	4.42
Residential mortgage loans held for sale	156,621	1,616	4.09	134,876	1,505	4.48
Loans2	10,872,805	129,073	4.71	10,680,755	124,871	4.69
Less allowance for loan losses	285,570	–	–	291,308	–	–
Loans, net of allowance	10,587,235	129,073	4.84	10,389,447	124,871	4.82
Total earning assets3	21,425,624	207,982	3.91	21,032,503	207,978	4.01
Cash and other assets	3,196,114			2,946,732
Total assets	$24,621,738			$23,979,235

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,310,046	5,488	0.23	$9,184,141	6,130	0.27
Savings	214,979	183	0.34	210,707	203	0.39
Time	3,617,731	16,736	1.84	3,632,130	16,827	1.86
Total interest-bearing deposits	13,142,756	22,407	0.68	13,026,978	23,160	0.71
Funds purchased	994,099	135	0.05	1,168,670	276	0.09
Repurchase agreements	1,128,275	495	0.17	1,004,217	513	0.20
Other borrowings	128,288	1,701	5.26	187,441	2,226	4.76
Subordinated debentures	398,812	5,627	5.60	398,767	5,541	5.57
Total interest-bearing liabilities	15,792,230	30,365	0.76	15,786,073	31,716	0.81
Non-interest bearing demand deposits	5,086,538			4,554,000
Other liabilities	1,004,564			988,273
Total equity	2,738,406			2,650,889
Total liabilities and equity	$24,621,738			$23,979,235

Tax-equivalent Net Interest Revenue3		$177,617	3.15%		$176,262	3.20%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.34			3.40
Less tax-equivalent adjustment1		2,233			2,261
Net Interest Revenue		175,384			174,001
Provision for credit losses		–			2,700
Other operating revenue		173,977			142,960
Other operating expense		220,896			203,209
Income before taxes		128,465			111,052
Federal and state income tax		43,006			39,357
Net income before non-controlling interest		85,459			71,695
Net income (loss) attributable to non-controlling interest		358			2,688
Net income attributable to BOK Financial Corp.		$85,101			$69,007

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.24			$1.01
Diluted		$1.24			$1.00
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
March 31, 2011			December 31, 2010			September 30, 2010
Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
Balance	Expense1	Rate	Balance	Expense1	Rate	Balance	Expense1	Rate

$20,680	$4	0.08%	$21,128	$7	0.13%	$18,882	$4	0.08%
60,768	576	3.84	74,084	759	4.06	69,315	570	3.26

154,562	2,345	6.15	155,624	2,305	6.01	148,160	2,137	5.85
184,684	2,214	4.88	186,317	2,240	4.88	188,295	2,268	4.89
339,246	4,559	5.46	341,941	4,545	5.39	336,455	4,405	5.31

9,311,980	69,014	3.15	9,509,657	58,678	2.61	9,084,296	72,104	3.25
64,694	906	5.68	72,051	984	5.42	67,815	877	5.13
9,376,674	69,920	3.17	9,581,708	59,662	2.63	9,152,111	72,981	3.27
397,093	3,230	3.74	474,731	3,688	3.43	602,049	5,231	4.14
125,494	1,339	4.33	282,734	2,745	3.85	242,559	2,592	4.24
10,653,756	124,782	4.75	10,667,193	128,005	4.76	10,861,515	133,336	4.87
295,014	–	–	307,223	–	–	308,139	–	–
10,358,742	124,782	4.89	10,359,970	128,005	4.90	10,553,376	133,336	5.01
20,678,697	204,410	4.09	21,136,296	199,411	3.86	20,974,747	219,119	4.22
3,061,077			3,146,655			3,217,543
$23,739,774			$24,282,951			$24,192,290

$9,632,595	7,584	0.32	$9,325,573	8,772	0.37	$8,699,495	9,935	0.45
203,638	187	0.37	191,235	171	0.35	189,512	185	0.39
3,616,991	16,271	1.82	3,602,150	16,147	1.78	3,774,136	17,146	1.80
13,453,224	24,042	0.72	13,118,958	25,090	0.76	12,663,143	27,266	0.85
820,969	320	0.16	775,620	479	0.25	1,096,873	539	0.19
1,062,359	1,041	0.40	1,201,760	1,496	0.49	1,130,215	1,469	0.52
144,987	470	1.31	829,756	767	0.37	1,465,516	1,314	0.36
398,723	5,577	5.67	398,680	5,666	5.64	398,638	5,664	5.64
15,880,262	31,450	0.80	16,324,774	33,498	0.81	16,754,385	36,252	0.86
4,265,657			4,171,595			3,831,486
1,029,058			1,251,025			1,124,000
2,564,797			2,535,557			2,482,419
$23,739,774			$24,282,951			$24,192,290

	$172,960	3.29%		$165,913	3.05%		$182,867	3.36%
		3.47			3.21			3.52
	2,321			2,263			2,152
	170,639			163,650			180,715
	6,250			6,999			20,000
	117,578			111,913			137,673
	178,449			178,361			205,165
	103,518			90,203			93,223
	38,752			31,097			29,935
	64,766			59,106			63,288
	(8)			274			(979)
	$64,774			$58,832			$64,267

	$0.95			$0.86			$0.94
	$0.94			$0.86			$0.94

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)
	Three Months Ended
	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010
Interest revenue	$205,749	$205,717	$202,089	$197,148	$216,967
Interest expense	30,365	31,716	31,450	33,498	36,252
Net interest revenue	175,384	174,001	170,639	163,650	180,715
Provision for credit losses	–	2,700	6,250	6,999	20,000
Net interest revenue after provision for credit losses	175,384	171,301	164,389	156,651	160,715
Other operating revenue
Brokerage and trading revenue	29,451	23,725	25,376	28,610	27,072
Transaction card revenue	31,328	31,024	28,445	29,500	28,852
Trust fees and commissions	17,853	19,150	18,422	18,145	16,774
Deposit service charges and fees	24,614	23,857	22,480	23,732	24,290
Mortgage banking revenue	29,493	19,356	17,356	25,158	29,236
Bank-owned life insurance	2,761	2,872	2,863	3,182	3,004
Other revenue	10,535	7,842	8,332	7,648	7,708
Total fees and commissions	146,035	127,826	123,274	135,975	136,936
Gain (loss) on other assets, net	712	3,344	(68)	15	(1,331)
Gain (loss) on derivatives, net	4,048	1,225	(2,413)	(7,286)	4,626
Gain (loss) on mortgage trading securities	17,788	9,921	(3,518)	(11,117)	3,369
Gain on available for sale securities, net	16,694	5,468	4,902	953	8,384
Total other-than-temporary impairment losses	(9,467)	(74)	–	(4,768)	(4,525)
Portion of loss reclassified from other comprehensive income	(1,833)	(4,750)	(4,599)	(1,859)	(9,786)
Net impairment losses recognized in earnings	(11,300)	(4,824)	(4,599)	(6,627)	(14,311)
Total other operating revenue	173,977	142,960	117,578	111,913	137,673
Other operating expense
Personnel	103,260	105,603	99,994	106,770	101,216
Business promotion	5,280	4,777	4,624	4,377	4,426
Contribution to BOKF Charitable Foundation	4,000	–	–	–	–
Professional fees and services	7,418	6,258	7,458	9,527	7,621
Net occupancy and equipment	16,627	15,554	15,604	16,331	16,436
Insurance	2,206	4,771	6,186	6,139	6,052
Data processing and communications	24,446	24,428	22,503	23,902	21,601
Printing, postage and supplies	3,780	3,586	3,082	3,170	3,648
Net losses and operating expenses of repossessed assets	5,939	5,859	6,015	6,966	7,230
Amortization of intangible assets	896	896	896	1,365	1,324
Mortgage banking costs	9,349	8,968	6,471	11,999	9,093
Change in fair value of mortgage servicing rights	24,822	13,493	(3,129)	(25,111)	15,924
Visa retrospective responsibility obligation	–	–	–	(1,103)	1,103
Other expense	12,873	9,016	8,745	14,029	9,491
Total other operating expense	220,896	203,209	178,449	178,361	205,165
Income before taxes	128,465	111,052	103,518	90,203	93,223
Federal and state income tax	43,006	39,357	38,752	31,097	29,935
Net income before non-controlling interest	85,459	71,695	64,766	59,106	63,288
Net income (loss) attributable to non-controlling interest	358	2,688	(8)	274	(979)
Net income attributable to BOK Financial Corp.	$85,101	$69,007	$64,774	$58,832	$64,267

Earnings per share:
Basic	$1.24	$1.01	$0.95	$0.86	$0.94
Diluted	$1.24	$1.00	$0.94	$0.86	$0.94
Average shares used in computation:
Basic	67,827,591	67,898,483	67,901,722	67,685,434	67,625,378
Diluted	68,037,419	68,169,485	68,176,527	67,888,950	67,765,344

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1, 2011 to July 31, 2011	17,728	$55.59	–	1,215,927
August 1, 2011 to August 31, 2010	157,203	$46.24	157,203	1,058,724
September 1, 2011 to September 30, 2011	335,241	$46.53	335,241	723,483
Total	510,172		492,444
1
On April 26, 2005, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock.  As of September 30, 2011, the Company had repurchased 1,276,517 shares under this plan.

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

Date:         November 8, 2011

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer