Form 10-K
period 2011-12-31
BOK FINANCIAL CORP ET AL
filed 2012-02-28
CIK 875357

As filed with the Securities and Exchange Commission on February 28, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer  ☒             Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates is approximately $1.4 billion (based on the June 30, 2011 closing price of Common Stock of $54.77 per share). As of January 31, 2012, there were 69,701,342 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

BOK FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
INDEX

Item		Page
	Part I:
1	Business	1
1A	Risk Factors	6
1B	Unresolved Staff Comments	9
2	Properties	9
3	Legal Proceedings	9
4	Mine Safety Disclosures	9

	Part II:
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
6	Selected Financial Data	11
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
7A	Quantitative and Qualitative Disclosures about Market Risk	66
8	Financial Statements and Supplementary Data	68
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	138
9A	Controls and Procedures	138
9B	Other Information	138

	Part III:
10	Directors, Executive Officers and Corporate Governance	139
11	Executive Compensation	139
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	139
13	Certain Relationships and Related Transactions, and Director Independence	139
14	Principal Accountant Fees and Services	139

	Part IV:
15	Exhibits, Financial Statement Schedules	139

	Signatures	143

	Chief Executive Officer Section 302 Certification, Exhibit 31.1	144
	Chief Financial Officer Section 302 Certification, Exhibit 31.2	145
	Section 906 Certifications, Exhibit 32	146

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

BOKF, NA (“the Bank”) is the wholly owned subsidiary bank of BOK Financial.  Operating divisions of the Bank include Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Oklahoma, Colorado State Bank and Trust, Bank of Arizona, and Bank of Kansas City.  Other subsidiaries of BOK Financial include BOSC, Inc., a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting.  Other non-bank subsidiary operations do not have a significant effect on the Company’s financial statements.

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

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner.  Products and services include loans and deposits, cash management services, fiduciary services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers.  Commercial banking represents a significant part of our business.  Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers.  Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management.  We also offer derivative products for customers to use in managing their interest rate and foreign exchange risk.  Our diversified base of revenue sources is designed to generate returns in a range of economic situations.  Historically, fees and commissions provide 40 to 45% of our total revenue.  Approximately 43% of our revenue came from fees and commission in 2011.

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

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies.  The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience.   Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions.  All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of December 31, 2011.

We are the largest financial institution in the state of Oklahoma with 13% of the state’s total deposits.  The Tulsa and Oklahoma City areas have 29% and 11% of the market share, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources and also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 2% in the Dallas, Fort Worth area and 1% in the Houston area.  Bank of Albuquerque has a number three market share position with 10% of deposits in the Albuquerque area and competes with five large national banks, some regional banks and several locally-owned smaller community banks.  Colorado State Bank and Trust has a market share of approximately 2% in the Denver area. Bank of Arkansas serves Benton and Washington counties in Arkansas with a market share of approximately 3%.  Bank of Arizona operates as a community bank with locations in Phoenix, Mesa and Scottsdale and Bank of Kansas City serves the Kansas City, Kansas/Missouri market.  The Company’s ability to expand into additional states remains subject to various federal and state laws.

Employees

As of December 31, 2011, BOK Financial and its subsidiaries employed 4,511 full-time equivalent employees.  None of the Company’s employees are represented by collective bargaining agreements.  Management considers its employee relations to be good.

Supervision and Regulation

BOK Financial and its subsidiaries are subject to extensive regulations under federal and state laws.  These regulations are designed to protect depositors, the Deposit Insurance Fund and the banking system as a whole and not necessarily to protect shareholders and creditors.  As detailed below, these regulations limit fees charged for certain services and may restrict the Company’s ability to diversify, to acquire other institutions and to pay dividends on its capital stock.  They also require the Company and its subsidiaries to maintain certain capital balances and may require the Company to provide financial support to its subsidiaries.

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

The Bank is organized as a national banking association under the National Banking Act, and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Reserve Board and other federal and state regulatory agencies.  The OCC has primary supervisory responsibility for national banks and must approve certain corporate or structural changes, including changes in capitalization, payment of dividends, change of place of business, and establishment of a branch or operating subsidiary. The OCC performs its functions through national bank examiners who provide the OCC with information concerning the soundness of a national bank, the quality of management and directors, and compliance with applicable regulations. The National Banking Act authorizes the OCC to examine every national bank as often as necessary.

A financial holding company, and the companies under its control, are permitted to engage in activities considered “financial in nature” as defined by the BHCA, Gramm-Leach-Bliley Act and Federal Reserve Board interpretations, and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries.  Activities that are “financial in nature” include securities underwriting and dealing, insurance underwriting, operating a mortgage company, credit card company or factoring company, performing certain data processing operations, servicing loans and other extensions of credit, providing investment and financial advice, owning and operating savings and loan associations, and leasing personal property on a full pay-out, non-operating basis.  In order for a financial holding company to commence any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least satisfactory in its most recent examination under the Community Reinvestment Act.  A financial holding company is required to notify the Federal Reserve Board within thirty days of engaging in new activities determined to be “financial in nature.”  BOK Financial is engaged in some of these activities and has notified the Federal Reserve Board.

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

The Bank and other non-bank subsidiaries are also subject to other federal and state laws and regulations.  For example, BOSC, Inc., the Company’s broker/dealer subsidiary that engages in retail and institutional securities sales and municipal bond underwriting, is regulated by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Federal Reserve Board, and state securities regulators.  As another example, Bank of Arkansas is subject to certain consumer-protection laws incorporated in the Arkansas Constitution, which, among other restrictions, limit the maximum interest rate on general loans to five percent above the Federal Reserve Discount Rate and limit the rate on consumer loans to the lower of five percent above the discount rate or seventeen percent.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law, giving federal banking agencies authority to increase regulatory capital requirements, impose additional rules and regulations over consumer financial products and services and limit the amount of interchange fees that may be charged in an electronic debit transaction.  In addition, the Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance and provided unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand deposit accounts.  It also repeals prohibitions on payment of interest on demand deposits, which could impact how interest is paid on business transaction and other accounts.  Further, the Dodd-Frank Act prohibits banking entities from engaging in proprietary trading and restricts banking entities sponsorship of or investment in private equity funds and hedge funds.  Many of the regulations required to implement the Dodd-Frank Act have yet to be adopted and the full impact of this legislation on fee income and operating expense remains unknown.  However, the potential reduction in revenue and increase in costs could be significant.

The Durbin Amendment to the Dodd-Frank Act required that interchange fees on electronic debit transactions paid by merchants must be “reasonable and proportional to the cost incurred by the issuer” and prohibited card network rules that have limited price competition among networks.  The Federal Reserve is responsible for implementing the Durbin Amendment.  The Federal Reserve issued its final ruling which established a cap on interchange fees banks with more than $10 billion in total assets can charge merchants for certain debit card transactions.  The final ruling on interchange fees was effective October 1, 2011.  The Company expects the Durbin Amendment interchange fee cap to reduce annual non-interest revenue by $20 million to $25 million.  The Durbin Amendment also requires all banks to comply with the prohibition on network exclusivity and routing requirements.  Debit card issuers are required to make at least two unaffiliated networks available to merchants.  The final network exclusivity and routing requirements, which will become effective April 1, 2012, are not expected to have a significant impact on the Company.

We continue to monitor the on-going development of rules to implement the Volcker Rule in Title VI of the Dodd-Frank Act which prohibits banking entities from engaging in proprietary trading as defined by the Dodd-Frank Act and restrict sponsorship of, or investment in, private equity funds and hedge funds, subject to limited exceptions.  On October 11, 2011, regulators of financial institutions released a proposal for implementation of the Volcker Rule scheduled to take effect by July 21, 2012, subject in some cases to phase-in over time thereafter.  Based on the proposed rules, we expect the Company’s trading activity to be largely unaffected, as our trading activities would largely be exempted under the proposed rules.  Based on the proposed rules, the Company’s private equity investment activity may be curtailed but, if this occurs, it is not expected to result in a material impact to the Company’s financial statements.  Final regulations will likely impose additional operating and compliance costs as presently proposed.

Title VII of Dodd-Frank Act subjects nearly all derivative transactions to Commodity Futures Trading Commission (“CFTC”) or SEC regulation.  The purpose of Title VII was to reduce systemic risk, increase transparency and promote market integrity within the broader financial system.  Title VII, among other things, imposes registration, recordkeeping, reporting, capital and margin, as well as business conduct requirements on swap dealers and major swap participants.  Although many provisions of Title VII were scheduled to go into effect during 2011, the CFTC and SEC delayed the effectiveness of a large portion of the proposed regulations under Title VII until, in most instances, 60 days after final rules implementing Title VII are adopted.  Rules on basic issues such as the definitions of “swap,” “swap dealer” and “major swap participant” are not yet final.  Accordingly, the Company cannot predict when Title VII will substantially go into effect.  The Bank currently provides interest rate, foreign exchange and commodity swaps to its customers.  The Company currently anticipates that one or more of its subsidiaries may be required to register as a “swap dealer” with the CFTC.  As currently proposed, the Company does not anticipate any material changes in its customer derivative activities, though its derivatives transactions with customers involving commodities may be negatively affected.  The Company does anticipate that, when Title VII becomes effective, it will incur higher operational and compliance costs associated with its derivative trading activities.

In addition, some of the Company’s subsidiaries conduct underwriting and broker-dealer activities which are subject to regulation by the SEC, FINRA regulations, as well as other regulatory agencies.  Such regulations generally include licensing of certain personnel, customer interactions, and trading operations.  The ultimate impact of the Dodd-Frank Act on these activities remains uncertain.

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

The Federal Reserve Board risk-based guidelines currently define a three-tier capital framework.  Core capital (Tier 1) includes common shareholders’ equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments.  Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations.  Market risk capital (Tier 3) includes qualifying unsecured subordinated debt.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk.  Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution’s Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively.  As of December 31, 2011, BOK Financial’s Tier 1 and total capital ratios under these guidelines were 13.27% and 16.49%, respectively.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.  Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized.  BOK Financial’s leverage ratio at December 31, 2011 was 9.15%.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures.  Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.  Under these guidelines, the Bank was considered well capitalized as of December 31, 2011.

The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BCBS”).  The BCBS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

On September 12, 2010, the Group of Governors and Heads of Supervision (“GHOS”), the oversight body of the BCBS, announced changes to strengthen the existing capital and liquidity requirements of internationally active banking organizations.  The GHOS agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  Proposed changes include increased minimum ratios for common equity, tier 1 and total capital to risk weighted assets, increased leverage ratio of tier 1 capital to total assets including certain off balance-sheet commitments and derivative positions, and  “add-on” capital buffers that become effective under certain conditions.  These capital changes could make regulatory capital levels more volatile and sensitive to changes in market interest rates.  These changes could also increase the regulatory capital requirements for certain non-government agency securitization assets.  Proposed changes also include required minimum liquidity coverage and net stable funding ratios.  U.S. bank regulatory agencies have not yet issued proposals on capital measures for portfolio positions.  As such, the timing and extent to which these changes will be effective for banking organizations that are not internationally active, like BOK Financial Corporation, has not been determined.  Our current capital level appears to be well in excess of the proposed standards.

Further discussion of regulatory capital, including regulatory capital amounts and ratios, is set forth under the heading “Liquidity and Capital” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Company’s Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

Deposit Insurance

Substantially all of the deposits held by the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  In 2011, the FDIC released a final rule to implement provisions of the Dodd-Frank Act that affect deposit insurance assessments.  Among other things, the Dodd-Frank Act raised the minimum designated reserve ratio from 1.15% to 1.35% of estimated insured deposits, removed the upper limit of the designated reserve ratio, required that the designated reserve ratio reach 1.35% by September 30, 2020, and required that the FDIC offset the effect of increasing the minimum designated reserve ratio on depository institutions with total assets of less than $10 billion.  The Dodd-Frank Act also required that the FDIC redefine the assessment base to average consolidated assets minus average tangible equity.  This final rule reduced our deposit insurance assessment beginning in the second half of 2011.

On November 12, 2009 the board of directors of the FDIC voted to require insured institutions to prepay over three years of estimated insurance assessments on December 30, 2009 in order to strengthen the cash position of the DIF.  As of December 31, 2009 and each quarter thereafter, the regular quarterly assessment will be applied against the prepaid assessment until the asset is exhausted.  Any prepaid assessment not exhausted as of June 30, 2013 will be returned.  The Bank prepaid $78 million of deposit insurance assessments.  As of December 31, 2011, $43 million of prepaid deposit insurance assessments are included in Other assets on the Consolidated Balance Sheet of the Company.

Dividends

A key source of liquidity for BOK Financial is dividends from the Bank, which is limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years and further restricted by minimum capital requirements.  Based on the most restrictive limitations as well as management’s internal capital policy, the Bank had excess regulatory capital and could declare up to $15 million of dividends without regulatory approval as of December 31, 2011.  This amount is not necessarily indicative of amounts that may be available to be paid in future periods.

Source of Strength Doctrine

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.  Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered by the FDIC as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default, the other Bank may be assessed for the FDIC’s loss, subject to certain exceptions.

Transactions with Affiliates

The Federal Reserve Board regulates transactions between the Company and its subsidiaries.  Generally, the Federal Reserve Act and Regulation W, as amended by the Dodd-Frank Act, limit the Company’s banking subsidiary and its subsidiaries, to lending and other “covered transactions” with affiliates.  The aggregate amount of covered transactions a banking subsidiary or its subsidiaries may enter into with an affiliate may not exceed 10 percent of the capital stock and surplus of the banking subsidiary.  The aggregate amount of covered transactions with all affiliates may not exceed 20 percent of the capital stock and surplus of the banking subsidiary.

Covered transactions with affiliates are also subject to collateralization requirements and must be conducted on arm’s length terms.  Covered transactions include (a) a loan or extension of credit by the banking subsidiary, (b) a purchase of securities issued to a banking subsidiary, (c) a purchase of assets by the banking subsidiary unless otherwise exempted by the Federal Reserve, (d) acceptance of securities issued by an affiliate to the banking subsidiary as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by the banking subsidiary on behalf of an affiliate.  Effective July 21, 2012, the Dodd-Frank Act expands the scope of the Covered Transaction Rules.  Once implemented, some of the proposed rules may further restrict transactions between BOKF’s subsidiaries.

Bank Secrecy Act and USA Patriot Act

The Bank Secrecy Act (“BSA”) imposes many requirements on financial institutions in the interest of national security. The Company must, among other things, establish internal controls that are reasonably designed to prevent the financing of terrorism and money laundering.  The BSA also imposes know-your-customer documentation and other recordkeeping requirements aimed at suspicious activity reporting.  The Company has established an anti-money laundering program in accordance with the BSA.

The USA Patriot Act of 2001 (“Patriot Act”) broadened the scope of anti-money laundering laws and regulations by creating new due diligence and compliance obligations, defining new crimes and penalties, and expanding United States’ extraterritorial jurisdiction.  Financial institutions, including the Company, are required to maintain policies, procedures and controls to detect, prevent and report terrorist financing and money laundering.  The Company must verify the identity of its customers.  Failure to implement or maintain adequate programs and controls to combat terrorist financing and money laundering may have serious legal and reputational consequences.

Governmental Policies and Economic Factors

The operations of BOK Financial and its subsidiaries are affected by legislative changes and by the policies of various regulatory authorities and, in particular, the credit policies of the Federal Reserve Board.  An important function of the Federal Reserve Board is to regulate the national supply of bank credit to moderate recessions and inflation.  Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are: open-market operations in U.S. Government securities, changes in the discount rate and federal funds rate on bank borrowings, and changes in reserve requirements on bank deposits. The effect of future changes in such policies on the business and earnings of BOK Financial and its subsidiaries is uncertain.

In response to the significant recession in business activity which began in 2007, the U.S. government enacted various programs and continues to enact programs to stimulate the economy.  These programs include the Trouble Assets Relief Program (“TARP”), which provided capital to eligible financial institutions and other sectors of the domestic economy, and the Temporary Liquidity Guarantee Program, which expanded insurance coverage to a larger amount of deposit account balances and other qualifying debt issued by eligible financial institutions.  The government continues to enact economic stimulus legislation and policies, including increases in government spending, reduction of certain taxes, reductions in interest rates and home affordability programs.  The Federal Reserve has indicated its intention to maintain historically low interest rates for the foreseeable future.  The short-term effectiveness and long-term impact of these programs on the economy in general and on BOK Financial Corporation in particular are uncertain.

Foreign Operations

BOK Financial does not engage in operations in foreign countries, nor does it lend to foreign governments.

ITEM 1A.   RISK FACTORS

The United States economy experienced a significant recession from 2007 to 2009.  Business activity across a wide range of industries and geographic regions decreased and unemployment increased significantly.  The financial services industry and capital markets were adversely affected by significantly declining asset values, rising delinquencies and defaults, and restricted liquidity.  Numerous financial institutions failed or required a significant amount of government assistance due to credit losses and liquidity shortages.  The rate of economic recovery remains slow, unemployment has been persistently high and the national housing market remains depressed overall.  The Federal Reserve Board continues to take steps to promote more robust economic growth including maintaining a historically low federal funds rate for an extended period of time and promoting low intermediate and long-term interest rates.  The current effect of these actions reduces earnings by narrowing net interest margins.  The long-term effect subjects banks to future interest rate risk once rates increase to more normal levels.

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

Adverse global economic factors could have a negative effect on BOK Financial customers and counterparties.

Poor economic conditions globally, including those of the European Union, could impact BOK Financial’s customers and counterparties with which we do business.

BOK Financial has no direct exposure to European sovereign debt and no material exposure to European financial institutions.  We do have significant exposures to internationally active domestic financial institutions.  The financial condition of these institutions is monitored on an on-going basis.  We have not identified any significant customer exposures to European sovereign debt or European financial institutions.

Fluctuations in interest rates could adversely affect BOK Financial's business.

BOK Financial's business is highly sensitive to:

•
the monetary policies implemented by the Federal Reserve Board, including the discount rate on bank borrowings and changes in reserve requirements, which affect BOK Financial's ability to make loans and the interest rates we may charge;

•	changes in prevailing interest rates, due to the dependency of the Bank on interest income;

•	open market operations in U.S. Government securities.

A significant increase in market interest rates, or the perception that an increase may occur, could adversely affect both BOK Financial's ability to originate new loans and BOK Financial's ability to grow. Conversely, a decrease in interest rates could result in acceleration in the payment of loans, including loans underlying BOK Financial's holdings of residential mortgage-backed securities and termination of BOK Financial's mortgage servicing rights. In addition, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices, could affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income which would reduce the Company’s net interest revenue.  An increase in market interest rates also could adversely affect the ability of BOK Financial's floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs, which could adversely affect BOK Financial's business.

BOK Financial's substantial holdings of residential mortgage-backed securities and mortgage servicing rights could adversely affect BOK Financial's business.

BOK Financial has invested a substantial amount of its holdings in residential mortgage-backed securities, which are investment interests in pools of mortgages.  Residential mortgage-backed securities are highly sensitive to changes in interest rates. BOK Financial mitigates this risk somewhat by investing principally in shorter duration mortgage products, which are less sensitive to changes in interest rates.  A significant decrease in interest rates has led mortgage holders to refinance the mortgages constituting the pool backing the securities, subjecting BOK Financial to a risk of prepayment and decreased return on investment due to subsequent reinvestment at lower interest rates.  A significant decrease in interest rates has also accelerated premium amortization.  Conversely, a significant increase in interest rates could cause mortgage holders to extend the term over which they repay their loans, which delays the Company’s opportunity to reinvest funds at higher rates.

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

Residential mortgage-backed securities are also subject to credit risk from delinquency or default of the underlying loans.  BOK Financial mitigates this risk somewhat by investing in securities issued by U.S. government agencies.  Principal and interest payments on the loans underlying these securities are guaranteed by these agencies.

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

BOK Financial’s subsidiary bank may rely on other financial institutions and the Federal Home Loan Banks of Topeka and Dallas as a significant source of funds.  Our ability to fund loans, manage our interest rate risk and meet other obligations depends on funds borrowed from these sources.  The inability to borrow funds at market interest rates could have a material adverse effect on our operations.

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

BOK Financial and its subsidiaries are extensively regulated under both federal and state law. In particular, BOK Financial is subject to the BHCA, the National Bank Act and the Dodd-Frank Act. These regulations are primarily for the benefit and protection of BOK Financial's customers and not for the benefit of BOK Financial's investors. In the past, BOK Financial's business has been materially affected by these regulations. For example, regulations limit BOK Financial's business to banking and related businesses, and they limit the location of BOK Financial's branches and offices, as well as the amount of deposits that it can hold in a particular state. These regulations may limit BOK Financial's ability to grow and expand into new markets and businesses.

Additionally, under the Community Reinvestment Act, BOK Financial is required to provide services in traditionally underserved areas. BOK Financial's ability to make acquisitions and engage in new business may be limited by these requirements.

The FDICIA and the BHCA, and various regulations of regulatory authorities, require us to maintain specified capital ratios. Any failure to maintain required capital ratios would limit the growth potential of BOK Financial's business.

Under a long-standing policy of the Board of Governors of the Federal Reserve System, a bank holding company is expected to act as a source of financial strength for its subsidiary bank. As a result of that policy, BOK Financial may be required to commit financial and other resources to its subsidiary bank in circumstances where we might not otherwise do so.

The trend toward increasingly extensive regulation is likely to continue and become more costly in the future.  Laws, regulations or policies currently affecting BOK Financial and its subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, BOK Financial's business may be adversely affected by any future changes in laws, regulations, policies or interpretations.  For example, effective July 1, 2010, the Company implemented changes mandated by federal regulations concerning overdraft charges that significantly impacted our fee revenue in the second half of 2010.

The implementation of the Dodd-Frank Act will affect BOK Financial’s business including interchange revenue, mortgage banking, consumer products and higher capital standards.  Among the rules pending for mortgage banking are uniform lending and servicing standards, consumer protection measures and several reforms affecting loan originators.  A cap on interchange revenue implemented October 1, 2011 will significantly reduce revenue.  The Bureau of Consumer Financial Protection will have authority over banks greater than $10 billion in assets and may implement additional consumer protection standards.  BOK Financial will be affected by other aspects of the Dodd-Frank Act including new capital rules and revised deposit insurance assessments.  Provisions of the Dodd-Frank Act may also make portions of our customer hedging programs uneconomical to continue.

Adverse political environment could negatively impact BOK Financial’s business.

As a result of the financial crisis and related government intervention to stabilize the banking system, there have been a series of laws and related regulations proposed or enacted in an attempt to ensure the crisis is not repeated.  Many of the proposed new regulations are far-reaching.  The intervention by the government also impacted populist sentiment with a negative view of financial institutions.   This sentiment may increase litigation risk to the Company. While the Company did not participate in the Troubled Asset Relief Program and performed well throughout the downturn, the adverse political environment could have an adverse impact on BOK Financial’s future operations.

Statutory restrictions on subsidiary dividends and other distributions and debts of BOK Financial's subsidiaries could limit amounts BOK Financial's subsidiaries may pay to BOK Financial.

BOK Financial is a financial holding company, and a substantial portion of BOK Financial's cash flow typically comes from dividends that BOK Financial's bank and nonbank subsidiaries pay to BOK Financial. Various statutory provisions restrict the amount of dividends BOK Financial's subsidiaries can pay to BOK Financial without regulatory approval. Management also developed, and the BOK Financial board of directors approved, an internal capital policy that is more restrictive than the regulatory capital standards. Subsidiary creditors are entitled to receive distributions from the assets of that subsidiary in the event of liquidation before BOK Financial, as holder of an equity interest in the subsidiary, is entitled to receive any of the assets of the subsidiary.  However, if BOK Financial is a creditor of the subsidiary with recognized claims against it, BOK Financial will be in the same position as other creditors.

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

Dependence on technology increases cyber security risk.

As a financial institution, we process a significant number of customer transactions and possess a significant amount of sensitive customer information.  We engage numerous third-party vendors to support our data processing systems.  As technology advances, the ability to initiate transactions and access data has become more widely distributed among mobile phones, personal computers, automated teller machines, remote deposit capture sites and similar access points.  These technological advances increase cyber security risk.  While the Company maintains programs intended to prevent or limit the effects of cyber security risk, there is no assurance that unauthorized transactions or unauthorized access to customer information will not occur.  The financial, reputational and regulatory impact of unauthorized transactions or unauthorized access to customer information could be significant.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $188 million, net of depreciation and amortization.  The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma.  Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri.  Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico.  The Company’s facilities are suitable for their respective uses and present needs.

The information set forth in Notes 5 and 14 of the Company’s Notes to Consolidated Financial Statements, which appear elsewhere herein, provides further discussion related to properties.

ITEM 3.   LEGAL PROCEEDINGS

The information set forth in Note 14 of the Company’s Notes to Consolidated Financial Statements, which appear elsewhere herein, provides discussion related to legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial’s $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2012, common shareholders of record numbered 866 with 69,701,342 shares outstanding.

The highest and lowest closing bid price for shares and cash dividends per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2011:
Low	$50.37	$50.13	$44.00	$45.68
High	56.32	54.72	55.81	55.90
Cash dividends	0.25	0.275	0.275	0.33

2010:
Low	$45.43	$47.45	$42.89	$44.83
High	53.11	55.60	50.58	54.86
Cash dividends	0.24	0.25	0.25	0.25

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Index, the NASDAQ Bank Index, and the KBW 50 Bank Index for the period commencing December 31, 2006 and ending December 31, 2011.*

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
BOK Financial Corporation	100.00	95.39	75.89	91.36	104.75	110.19
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
NASDAQ Bank Index	100.00	80.09	62.84	52.60	60.04	53.74
KBW 50	100.00	78.19	41.01	40.29	49.70	38.18

* Graph assumes value of an investment in the Company’s Common Stock for each index was $100 on December 31, 2006. The KBW 50 Bank index is the Keefe, Bruyette & Woods, Inc. index, which is available only for calendar quarter end periods.  Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2011.
Period	Total Number of Shares Purchased 2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 1	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2011 to October 31, 2011	36,111	$51.95	–	723,483
November 1, 2011 to November 30, 2011	134,734	$52.77	69,581	653,902
December 1, 2011 to December 31, 2011	61,718	$55.43	–	653,902
Total	232,563		69,581
1
On April 26, 2005, the Company’s board of directors authorized the Company to repurchase up to two million shares of the Company’s common stock.  As of December 31, 2011, the Company had repurchased 1,346,098 shares under this plan.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table 1 – Consolidated Selected Financial Data
(Dollars in thousands except per share data)

	December 31,

	2011	2010	2009	2008	2007

Selected Financial Data
For the year:
Interest revenue	$811,595	$851,082	$914,569	$1,061,645	$1,160,737
Interest expense	120,101	142,030	204,205	414,783	616,252
Net interest revenue	691,494	709,052	710,364	646,862	544,485
Provision for (reduction of) allowances for credit losses	(6,050)	105,139	195,900	202,593	34,721
Fees and commissions revenue	528,643	516,394	480,512	415,194	405,622
Net income	285,875	246,754	200,578	153,232	217,664
Period-end:
Loans	11,269,743	10,643,036	11,279,698	12,876,006	11,940,570
Assets	25,493,946	23,941,603	23,516,831	22,734,648	20,667,701
Deposits	18,762,580	17,179,061	15,518,228	14,982,607	13,459,291
Subordinated debentures	398,881	398,701	398,539	398,407	398,273
Shareholders’ equity	2,750,468	2,521,726	2,205,813	1,846,257	1,935,384
Nonperforming assets2	356,932	394,469	484,295	342,291	104,159

Profitability Statistics
Earnings per share (based on average equivalent shares):
Basic	$4.18	$3.63	$2.96	$2.27	$3.24
Diluted	4.17	3.61	2.96	2.27	3.22
Percentages (based on daily averages):
Return on average assets	1.17%	1.04%	0.87%	0.71%	1.14%
Return on average shareholders’ equity	10.66	10.18	9.66	7.87	12.01
Average shareholders’ equity to average assets	10.95	10.19	8.98	9.01	9.53

Common Stock Performance
Per Share:
Book value per common share	$40.36	$36.97	$32.53	$27.36	$28.75
Market price: December 31 close	54.93	53.40	47.52	40.40	51.70
Market range – High close	56.30	55.68	48.13	60.84	55.57
Market range – Low close	44.00	42.89	22.98	38.48	47.47
Cash dividends declared	1.13	0.99	0.945	0.875	0.75
Dividend payout ratio	27.01%	27.16%	31.93%	38.55%	23.29%

Selected Balance Sheet Statistics
Period-end:
Tier 1 capital ratio	13.27%	12.69%	10.86%	9.40%	9.38%
Total capital ratio	16.49	16.20	14.43	12.81	12.54
Leverage ratio	9.15	8.74	8.05	7.89	8.20
Tangible common equity ratio1	9.56	9.21	7.99	6.64	7.72
Allowance for loan losses to nonaccruing loans	125.93	126.93	86.07	77.73	150.29
Allowance for loan losses to loans	2.25	2.75	2.59	1.81	1.06
Combined allowances for credit losses to loans 4	2.33	2.89	2.72	1.93	1.24

Miscellaneous (at December 31)
Number of employees (full-time equivalent)	4,511	4,432	4,355	4,300	4,110
Number of banking locations	212	207	202	202	195
Number of TransFund locations	1,912	1,943	1,896	1,933	1,822
Trust assets	$34,398,796	$32,922,706	$30,520,745	$30,454,512	$36,288,592
Mortgage loan servicing portfolio3	12,356,917	12,059,241	7,366,780	5,983,824	5,481,736

1	Shareholders’ equity less preferred equity, intangible assets and equity provided by the TARP Capital Program (none) divided by total assets less intangible assets.
2	Includes nonaccrual loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.
3	Includes outstanding principal for loans serviced for affiliates.
4	Includes allowance for loan losses and allowance for off-balance sheet credit losses.

Management’s Assessment of Operations and Financial Condition

Overview

The following discussion is management’s analysis to assist in the understanding and evaluation of the financial condition and results of operations of BOK Financial Corporation (“BOK Financial” or “the Company”).  This discussion should be read in conjunction with the consolidated financial statements and footnotes and selected financial data presented elsewhere in this report.

From 2007 to 2009 the United States experienced a severe recession, characterized by substantial market volatility and lack of available liquidity.  Primarily characterized by slow economic growth and persistently high national unemployment rates, the effects of the recession continued to impact 2011.  In response, the U.S. government continued to provide significant liquidity and other intervening measures to support economic recovery based on evidence of subdued inflation.  Commercial lending activity increased slightly in light of the economic uncertainty and both long-term and short-term interest rates remained at historic lows throughout the year.  Low national mortgage rates during much of the year sustained a high level of mortgage lending activity and increased prepayments of our residential mortgage-backed securities.  Cash flows from these securities were reinvested at current rates.  The Federal Reserve has recently indicated its intention to keep interest rates low for the foreseeable future.  While the core inflation rate has been modest, certain commodity prices such as oil have been volatile.

Performance Summary

BOK Financial’s net income for 2011 totaled $285.9 million or $4.17 per diluted share compared to $246.8 million or $3.61 per diluted share for 2010.  Net income was up 16% over last year primarily due to lower credit cost.  The provision for credit losses decreased $111.2 million due to sustained improvement in the loan portfolio.

Highlights of 2011 included:

•
Net interest revenue totaled $691.5 million for 2011 compared to $709.1 million for 2010.  Net interest margin was 3.34% for 2011 compared to 3.52% for 2010.  Net interest margin narrowed during the year as increased cash flows from our securities portfolio were reinvested at lower current rates.

•
Fees and commissions revenue increased $12.2 million or 2% over 2010.  Most revenue categories increased over the prior year on higher transaction volumes.  Increased revenues were partially offset by the impact of federal regulations concerning overdraft fees which began to reduce deposit service fees in the second half of 2010 and debit card interchange fees which began to reduce transaction card revenue in the fourth quarter of 2011.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $781 million, up $24.2 million or 3% over the prior year.  Personnel expenses increased $28.1 million or 7% due primarily to increased incentive compensation.  Non-personnel expenses decreased $3.9 million compared to the prior year.

•
The Company recorded a $6.1 million negative provision for credit losses in 2011 compared to a $105.1 million provision for credit losses in 2010.  Net charge-offs were $38.5 million or 0.35% of average outstanding loans for 2011 compared to $104.4 million or 0.96% of average outstanding loans for 2010.  Impaired loans decreased $26 million and other credit quality indicators continued to improve.

•
The combined allowances for credit losses totaled $263 million or 2.33% of outstanding loans at December 31, 2011 compared to $307 million or 2.89% of outstanding loans at December 31, 2010.  Nonperforming assets totaled $357 million or 3.13% of outstanding loans and repossessed assets at December 31, 2011, down from $394 million or 3.66% of outstanding loans and repossessed assets at December 31, 2010.  Nonaccruing loans totaled $201 million, down $30 million since the previous year end.  Repossessed assets decreased $19 million during 2011.

•
Outstanding loan balances grew to $11.3 billion at December 31, 2011 from $10.6 billion at December 31, 2010.  Commercial loan balances increased $637 million.  Unfunded commercial loan commitments increased $937 million during 2011 to $5.3 billion.

•	Total period-end deposits increased $1.6 billion during 2011 to $18.8 billion, due primarily to growth in commercial demand deposits.

•
Tangible common equity was 9.56% at December 31, 2011 and 9.21% at December 31, 2010.  The growth in the tangible common equity ratio was due largely to retained earnings.  The Company and its subsidiary bank exceeded the regulatory definition of well capitalized.  The Company’s Tier 1 capital ratios, as defined by banking regulations, were 13.27% at December 31, 2011 and 12.69% at December 31, 2010.

•	Cash dividends paid on common shares increased to $1.13 per common share in 2011 from $0.99 per common share in 2010.

•	Net income for the fourth quarter of 2011 totaled $67.0 million or $0.98 per diluted share compared with $58.8 million or $0.86 per diluted share for the fourth quarter of 2010.

Highlights of the fourth quarter of 2011 included:

•
Net interest revenue totaled $171.5 million, up $7.8 million over the fourth quarter of 2010.  The benefit of an increase in average earning assets was largely offset by lower securities portfolio yield.  Interest expense decreased due to growth in non-interest bearing funding sources and lower rates paid on interest bearing funds.

•
The Company recorded a $15.0 million negative provision for credit losses in the fourth quarter of 2011 compared to a $7.0 million provision for credit losses in the fourth quarter of 2010.  Net loans charged off were $9.5 million for the fourth quarter of 2011 and $14.2 million for the fourth quarter of 2010.  The trend of quarterly net charge-offs has stabilized at levels significantly lower than their elevated levels during the recession.  Impaired loans continued to decline and other credit quality indicators continued to improve.

•
Fees and commissions revenue totaled $131.8 million compared to $136.0 million for the fourth quarter of 2010.  Transaction card revenue was down $3.5 million due primarily to federal regulations concerning debit card interchange fees which became effective in the fourth quarter of 2011.

•
Changes in the fair value of our mortgage servicing rights, net of economic hedge, decreased pre-tax net income for the fourth quarter of 2011 by $4.9 million and increased pre-tax net income by $6.6 million in the fourth quarter of 2010.

•
Other operating expense, excluding changes in the fair value of mortgage servicing rights, increased $10.5 million over the prior year.  Personnel costs increased $14.4 million due primarily to increased incentive compensation costs.  Non-personnel costs decreased $3.9 million including decreased FDIC insurance expense due to the change to a risk-sensitive assessment based on assets.

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

Allowances for Loan Losses and Off-Balance Sheet Credit Losses

The allowances for loan losses and accrual for off-balance sheet credit losses are assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the loan portfolio and probable estimated losses on unused commitments to provide financing.  A consistent, well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company.  The allowance for loan losses consists of specific allowances attributed to certain impaired loans and commitments that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans that are based on estimated loss rates by loan class and nonspecific allowances that are based on analysis of general economic conditions, growth in the loan portfolio, duration of the business cycle and other relevant factors.

Loans are considered impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreements.  This is substantially the same criteria utilized to determine whether a loan should be placed on nonaccrual status.  Generally, all nonaccruing commercial and commercial real estate loans, including loans modified in a troubled debt restructuring, are considered to be impaired.  Impaired loans are charged-off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower determined through a quarterly evaluation of available cash resources and collateral value.  Specific allowances for impairment of loans that have not yet been charged down to amounts we expect to recover are measured by an evaluation of estimated future cash flows discounted at the loan’s initial effective interest rate or the fair value of collateral for certain collateral dependent loans.  Collateral value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs.  Appraised values are on an “as-is” basis and are not adjusted by us.  Appraisals are updated at least annually, or more frequently, if market conditions indicate collateral values may have declined.  Collateral value of mineral rights is determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other collateral is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.  Historical statistics may be used in limited situations to assist in estimating future cash flows or collateral values when a collateral dependent impaired loan is identified near the end of a reporting period.  We use historical statistics as a practical way to estimate impairment until an updated appraisal of collateral value is received or a full assessment of future cash flows is completed.  Estimates of future cash flows and collateral values require significant management judgments and are subject to volatility.

Effective in the fourth quarter of 2011, we enhanced the model used to estimate general allowances for unimpaired loans.  This enhancement identifies separate incurred loss rates for each loan class.  Previously, the company utilized incurred loss rates based on risk grades that did not differentiate by loan class.  Considering the results of the most recent credit cycle, we believe that using the combination of the loan class and risk grade results in greater transparency and consistency in how the Company manages the loan portfolio and its inherent credit risk.  This enhancement did not have a material impact on the results of the allowance for loan losses.  There have been no other material changes in the approach or techniques utilized in developing the combined allowances for credit losses during 2011.

For risk graded loans, estimated loss rates are developed using historical gross loss rates, as adjusted for changes in risk grading and inherent risk identified by loan class.  Loss rates for each loan class are determined by the current loss rate based on the most recent twelve months or long-term gross loss rate that most appropriately represents current economic conditions.  For each loan class, average risk grades for the most recent twelve month are compared to long-term average risk grades to determine if risk is increasing or decreasing. Appropriate loss rates are accordingly adjusted upward or downward in proportion to increasing or decreasing risk.  Risk grades are updated quarterly by management and may be based on significant subjective judgments.  Historical incurred loss rates may be further adjusted for inherent risks identified for the given loan class which have not yet been captured in the actual gross loss rates or risk grading.

Certain small balance commercial loans and substantially all residential mortgage and consumer loans are not risk graded.  Separate incurred loss rates are identified for each class of non-risk graded loans based on the most recent twelve months or long-term gross loss rate that most appropriately represents current economic conditions.  Historical incurred loss rates may be further adjusted for inherent risks identified for the given loan class which have not yet been captured in the actual gross loss rates.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or loan class.  These factors include trends in the economy in our primary lending areas, overall growth in the loan portfolio and other relevant factors.  Nonspecific allowances may also be utilized to adjust loss rates based on historical information, including consideration of the duration of the business cycle on loss rates.

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

Mortgage Servicing Rights

We have a significant investment in mortgage servicing rights.  These rights are primarily retained from sales of loans we have originated.  Occasionally mortgage servicing rights may be purchased from other lenders.  Originated and purchased mortgage servicing rights are recognized at fair value.  Subsequent changes in fair value are recognized in earnings as they occur.

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

The assumptions used in this model are primarily based on mortgage interest rates.  Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful.  Considering all related assumptions, we would expect a 50 basis point increase in mortgage interest rates to increase the fair value of our servicing rights by $13 million.  We would expect a $14 million decrease in the fair value of our mortgage servicing rights from a 50 basis point decrease in mortgage interest rates.

Valuation of Derivative Instruments

We use interest rate derivative instruments to manage our interest rate risk.  We also offer interest rate, commodity, foreign exchange and equity derivative contracts to our customers.  All derivative instruments are carried on the balance sheet at fair value.  Fair values for exchange-traded contracts are based on quoted prices in an active market for identical instruments.  Fair values for over-the-counter interest rate contracts used to manage our interest rate risk are provided either by third-party dealers in the contracts or by quotes provided by independent pricing services.  Information used by these third-party dealers or independent pricing services to determine fair values are considered significant other observable inputs.  Fair values for interest rate, commodity, foreign exchange and equity contracts used in our customer hedging programs are based on valuations generated internally by third-party provided pricing models.  These models use significant other observable market inputs to estimate fair values.  Changes in assumptions used in these pricing models could significantly affect the reported fair values of derivative assets and liabilities, though the net effect of these changes should not significantly affect earnings.

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

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values.  We evaluate the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers’ quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values.  Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values.  Based on this evaluation, we determined that the results represent prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market.

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

The fair value of each of our reporting units is estimated by the discounted future earnings method.  Income growth is projected for each of our reporting units over five years and a terminal value is computed.  The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer.  Assumptions used to value our reporting units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price.  These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine fair value of the respective reporting units.  Critical assumptions in our evaluation were a 10% average expected long-term growth rate, a 0.90% volatility factor for BOK Financial common stock, a 13.03% discount rate and a 12.34% market risk premium.

The fair value, carrying value and related goodwill of reporting units for which goodwill was attributed as of our annual impairment test performed on October 1, 2011 is as follows in Table 2.

Table 2 – Goodwill allocation by reporting unit
(In thousands)
	Fair Value	Carrying Value1	Goodwill
Commercial:
Oklahoma	$938,758	$259,776	$5,140
Texas	581,730	387,767	196,183
New Mexico	101,231	62,048	11,094
Colorado	120,134	93,008	39,458
Arizona	97,201	56,592	14,853

Consumer:
Oklahoma	477,190	191,946	1,683
Texas	63,056	46,935	27,567
New Mexico	89,099	16,271	2,874
Colorado	27,944	11,569	6,899

Wealth Management:
Oklahoma	202,113	97,085	1,350
Texas	102,362	38,783	16,372
New Mexico	21,113	4,945	1,305
Colorado	53,741	16,233	9,254
Arizona	10,404	7,594	1,569
1 Carrying value includes intangible assets attributed to the reporting  unit.

Based on the results of the primary discounted future earnings test performed as of October 1, 2011, no goodwill impairment was noted.

The fair value of our reporting units determined by the discounted future earnings method was further corroborated by comparison to the market capitalization of publicly traded banks of similar size and characteristics in our geographical footprint.  Considering the results of these two methods, management believes that no goodwill impairment existed as of our annual evaluation date.

As of December 31, 2011, the market value of BOK Financial common stock, a primary input in our goodwill impairment analysis, was approximately 17% above the market value used in our most recent annual evaluation.  The market value is influenced by factors affecting the overall economy and the regional banks sector of the market.  Goodwill impairment may be indicated at our next annual evaluation date if the market value of our stock declines or sooner if we incur significant unanticipated operating losses or if other factors indicate a significant decline in the value of our reporting units.  The effect of a sustained 10% negative change in the market value of our common stock on September 30, 2011 was simulated.  No additional impairment was noted by this simulation.

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

We consider the principal and interest cash flows from the underlying loan pool as well as the remaining credit enhancement coverage as part of our assessment of cash flows available to recover the amortized cost of our securities.  The credit enhancement coverage is an estimate of currently remaining subordinated tranches available to absorb losses on pools of loans that support the security.

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

We performed a sensitivity analysis of all privately issued residential mortgage-backed securities rated below AAA.  Significant assumptions of this analysis included an increase in the unemployment rate to 11% over the next twelve months, decreasing to 9.5% over 21 months thereafter and an additional 15% home price depreciation over the next twelve months.  The results of this analysis indicated an additional $9 million of credit losses are possible.  An increase in the unemployment rate to 13% with an additional 20% home price depreciation indicates an additional $21 million of credit losses are possible.

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

We recognize the benefit of uncertain income tax positions when based upon all relevant evidence it is more-likely-than-not that our position would prevail upon examination, including resolution of related appeals or litigation, based upon the technical merits of the position.  An allowance for the uncertain portion of the tax benefit, including estimated interest and penalties, is part of our current accrued income tax liability.  Estimated penalties and interest are recognized in income tax expense.  Income tax expense in future periods may decrease if an uncertain tax position is favorably resolved, generally upon completion of an examination by the taxing authorities, expiration of a statute of limitations, or changes in facts and circumstances.

Assessment of Operations

Net Interest Revenue

Tax-equivalent net interest revenue totaled $700.6 million for 2011, down $17.6 million compared to the prior year.  Net interest margin decreased 21 basis points, partially offset by the effect of a $595 million increase in average earning assets.

Table 3 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, was 3.34% for 2011 and 3.52% for 2010.  The decrease in net interest margin was due primarily to lower yield on our securities portfolio partially offset by lower funding costs.

The tax-equivalent yield on earning assets was 3.92% for 2011, down 30 basis points from 2010.  The available for sale securities portfolio yield was 2.84%, down 44 basis points from 2010.  Low intermediate and long-term interest rates continued to increase actual residential mortgage-backed securities prepayment speeds.  Cash flows from the prepayments were reinvested at current low interest rates.  Approximately $2.5 billion that had been invested to yield 3.30% was reinvested at 2.30%.  Loan yields decreased 12 basis points to 4.70% primarily due to changes in market interest rates.  The cost of interest-bearing liabilities was 0.76% for 2011, down 9 basis points from 2010 due largely to market conditions.  The cost of interest bearing deposits decreased 17 basis points to 0.68%.  The cost of other borrowed funds increased 33 basis points to 1.17%.  The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 18 basis points in 2011 compared to 15 basis points in 2010.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report.  As shown in Table 27, approximately 59% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year.  These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans.  The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities.  Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities.  The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.  We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 3 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

The increase in average earning assets was primarily due to a $580 million increase in available for sale securities.  We historically purchase U.S. government agency issued residential mortgage-backed securities to supplement earnings during periods of declining loan demand and to manage our interest rate risk.  The larger securities portfolio was maintained throughout 2011.

Growth in average earning assets was funded primarily by a $1.8 billion increase in average deposits.  Average demand deposit account balances increased $1.1 billion and average interest-bearing transaction account balances increased $777 million. Average time deposits decreased $124 million.  Average borrowed funds also decreased $1.6 billion during 2011 due primarily to reduced borrowings from Federal Home Loan Banks.

Table 3 – Volume/Rate Analysis
(In thousands)
	Year Ended			Year Ended
	December 31, 2011 / 2010			December 31, 2010 / 2009
		Change Due To1			Change Due To1
			Yield /			Yield
	Change	Volume	Rate	Change	Volume	/Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$(12)	$(12)	$–	$(50)	$(30)	$(20)
Trading securities	(296)	487	(783)	(918)	(861)	(57)
Investment securities:
Taxable securities	5,352	6,541	(1,189)	7,122	4,177	2,945
Tax-exempt securities	(2,593)	(2,514)	(79)	(1,852)	(1,482)	(370)
Total investment securities	2,759	4,027	(1,268)	5,270	2,695	2,575
Available for sale securities:
Taxable securities	(23,712)	10,203	(33,915)	(30,679)	65,300	(95,979)
Tax-exempt securities	(98)	93	(191)	295	2,360	(2,065)
Total available for sale securities	(23,810)	10,296	(34,106)	(30,384)	67,660	(98,044)
Fair value option securities	1,246	3,299	(2,053)	2,775	4,992	(2,217)
Residential mortgage loans held for sale	(2,769)	(2,535)	(234)	(841)	(177)	(664)
Loans	(16,674)	(3,647)	(13,027)	(38,255)	(57,577)	19,322
Total tax-equivalent interest revenue	(39,556)	11,915	(51,471)	(62,403)	16,702	(79,105)
Interest expense:
Transaction deposits	(15,471)	2,734	(18,205)	(12,721)	8,736	(21,457)
Savings deposits	–	103	(103)	105	70	35
Time deposits	(1,904)	(2,240)	336	(45,481)	(20,331)	(25,150)
Funds purchased	(1,314)	(193)	(1,121)	(513)	(610)	97
Repurchase agreements	(3,575)	(127)	(3,448)	417	1,908	(1,491)
Other borrowings	380	(30,162)	30,542	(4,115)	(2,375)	(1,740)
Subordinated debentures	(45)	10	(55)	133	8	125
Total interest expense	(21,929)	(29,875)	7,946	(62,175)	(12,594)	(49,581)
Tax-equivalent net interest revenue	(17,627)	41,790	(59,417)	(228)	29,296	(29,524)
Change in tax-equivalent adjustment	69			(1,084)
Net interest revenue	$(17,558)			$(1,312)

	Three Months Ended
	December 31, 2011 / 2010
		Change Due To1
			Yield /
	Change	Volume	Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$(4)	$(3)	$(1)
Trading securities	(70)	206	(276)
Investment securities:
Taxable securities	2,372	2,355	17
Tax-exempt securities	(675)	(689)	14
Total investment securities	1,697	1,666	31
Available for sale securities:
Taxable securities	(3,840)	1,653	(5,493)
Tax-exempt securities	(87)	(38)	(49)
Total available for sale securities	(3,927)	1,615	(5,542)
Fair value option securities	1,189	1,809	(620)
Residential mortgage loans held for sale	(713)	(807)	94
Loans	2,731	5,754	(3,023)
Total tax-equivalent interest revenue	903	10,240	(9,337)
Interest expense:
Transaction deposits	(4,559)	(34)	(4,525)
Savings deposits	(25)	23	(48)
Time deposits	(1,224)	(513)	(711)
Funds purchased	(293)	163	(456)
Repurchase agreements	(1,092)	(9)	(1,083)
Other borrowings	291	(4,779)	5,070
Subordinated debentures	(26)	3	(29)
Total interest expense	(6,928)	(5,146)	(1,782)
Tax-equivalent net interest revenue	7,831	15,386	(7,555)
Change in tax-equivalent adjustment	(11)
Net interest revenue	$7,820
¹   Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Fourth Quarter 2011 Net Interest Revenue

Tax-equivalent net interest revenue for the fourth quarter of 2011 totaled $173.7 million compared to $165.9 million for the fourth quarter of 2010.  Net interest margin was 3.20% for the fourth quarter of 2011 and 3.21% for the fourth quarter of 2010.

Average earning assets increased $1.1 billion or 5%.  Average net loans increased $526 million over the fourth quarter of 2010, due primarily to increased commercial and residential mortgage balances, partially offset by decreased consumer and commercial real estate balances.  Available for sale securities increased $333 million, fair value option securities increased $185 million and investment securities increased $101 million.  The growth in average earning assets was funded by a $1.4 billion increase in average demand deposits.  Other borrowings decreased $331 million compared to the fourth quarter of 2010.

The yield on the available for sale securities portfolio decreased 24 basis points to 2.39%.  Low intermediate and long term interest rates continued to increase prepayment speeds.  Cash flows from increased prepayments were reinvested at the current lower rates.  Approximately $875 million that had been yielding 3.10% was reinvested to yield 2.10%.  The loan yield decreased 11 basis points to 4.65% due primarily to changes in market interest rates.  The cost of interest-bearing liabilities was 0.66%, down 15 basis points from the fourth quarter of 2010.  The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 17 basis points in the fourth quarter of 2011 compared to 16 basis points in the fourth quarter of 2010.

2010 Net Interest Revenue

Tax-equivalent net interest revenue for 2010 was $718.2 million compared with $718.4 million for 2009.  The effect of a $525 million increase in average earning assets was largely offset by a 16 basis point decrease in net interest margin.  The increase in average earning assets was primarily due to a $1.6 billion increase in average available for sale securities partially offset by a $1.2 billion net decrease in loan balances.  Growth in the securities portfolio generally consisted of residential mortgage-backed securities issued by U.S. government agencies.  As shown in Table 3, net interest revenue increased $29 million due to changes in earning assets and interest bearing liabilities and decreased $30 million due to changes in interest yields and rates.  Net interest margin increased to 3.52% in 2010 compared with 3.68% in 2009.  The yield on available for sale securities decreased 141 basis points due to the effect of increased prepayment speeds on premium amortization and cash flow reinvestment.  The cost of interest-bearing liabilities was decreased 36 basis points due primarily to a 53 basis point decrease in deposit rates.

Other Operating Revenue

Other operating revenue was $572.3 million for 2011 compared to $520.9 million for 2010.  Fees and commission revenue increased $12.2 million over 2010.  Net gains on securities, derivatives and other assets increased $34.8 million over 2010.  Other-than-temporary impairment charges recognized in earnings for 2011 were $4.3 million less than charges recognized in 2010.

Table 4 – Other Operating Revenue
(In thousands)
	Year ended December 31,
	2011	2010	2009	2008		2007
Brokerage and trading revenue	$104,181	$101,471	$91,677	$42,804	1	$62,542
Transaction card revenue	116,757	112,302	105,517	100,153		90,425
Trust fees and commissions	73,290	68,976	66,177	78,979		78,231
Deposit service charges and fees	95,872	103,611	115,791	117,528		109,218
Mortgage banking revenue	91,643	87,600	64,980	30,599		22,275
Bank-owned life insurance	11,280	12,066	10,239	10,681		10,058
Other revenue	35,620	30,368	26,131	34,450		32,873
Total fees and commissions	528,643	516,394	480,512	415,194		405,622
Gain (loss) on other assets, net	5,885	(1,161)	4,134	(9,406)		2,404
Gain (loss) on derivatives, net	2,686	4,271	(3,365)	1,299		2,282
Gain (loss) on fair value option securities, net	24,413	7,331	(13,198)	10,948		(486)
Gain (loss) on available for sales securities, net	34,144	21,882	59,320	9,196		(276)
Gains on Mastercard and Visa IPO securities	–	–	–	6,799		1,075
Total other-than-temporary impairment	(10,578)	(29,960)	(129,154)	(5,306)		(8,641)
Portion of loss recognized in (reclassified from) other comprehensive income	(12,929)	2,151	94,741	–		–
Net impairment losses recognized in earnings	(23,507)	(27,809)	(34,413)	(5,306)		(8,641)

Total other operating revenue	$572,264	$520,908	$492,990	$428,724		$401,980
1	Includes net derivative credit losses with two bankrupt counterparties of $54 million.

Fees and Commissions Revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 43% of total revenue for 2011, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives.  We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.  We expect continued growth in other operating revenue through offering new products and services and by expanding into markets outside of Oklahoma.  However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer derivative and investment banking increased $2.7 million or 3% over 2010.  Securities trading revenue totaled $59.8 million for 2011, up $3.5 million over 2010.  Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers, activities which we believe will be permitted under the Volcker Rule of the Dodd-Frank Act.  Increased gains from municipal securities were partially offset by decreased gains on U.S. government securities.  In 2010, credit spreads widened on credit concerns related to municipal securities resulting in a decreased volume of municipal securities sold.  Gains on residential mortgage-backed securities guaranteed by U.S. government agencies were flat compared to the prior year.

Revenue earned from retail brokerage transactions increased $4.7 million or 20% over 2010 to $28.2 million.  Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers.  Revenue growth was primarily due to increased market volatility which increased customer demand.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs.  As more fully discussed under Customer Derivative Programs in Note 3 to the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers.  Customer hedging revenue totaled $5.3 million, down $6.4 million compared to the prior year.  The decrease in customer hedging revenue included $4.4 million of credit losses.

Investment banking revenue includes fees earned upon completion of underwriting and financial advisory services which totaled $11.0 million for 2011, a $949 thousand increase over 2010 related to the timing and volume of completed transactions.

We continue to monitor the on-going development of rules to implement the Volcker Rule in Title VI of the Dodd-Frank Act which prohibits banking entities from engaging in proprietary trading as defined by the Dodd-Frank Act and which restricts sponsorship of, or investment in, private equity funds and hedge funds, subject to limited exceptions.  On October 11, 2011, regulators of financial institutions released a proposal for implementation of the Volcker Rule scheduled to take effect by July 21, 2012, subject in some cases to phase-in over time thereafter.  Based on the proposed rules, we expect the Company’s trading activity to be largely unaffected, as our trading activities are all done for the benefit of customers and securities traded are mostly exempted under the proposed rules.  The Company’s private equity investment activity may be curtailed but is not expected to result in a material impact to the Company’s financial statements.  Final regulations will likely impose additional operating and compliance costs as presently proposed.

Title VII of the Dodd-Frank Act subjects nearly all derivative transactions to CFTC or SEC regulations.  Title VII, among other things, imposes registration, recordkeeping, reporting, capital and margin, as well as business conduction requirements on major swap dealers and major swap participants.  The CFTC and SEC have recently delayed the effective dates of a large portion of the proposed regulations under Title VII until December 31, 2012.  The Company currently anticipates that one or more of its subsidiaries may be required to register as a “swap dealer” with the CFTC.  The ultimate impact of Title VII is uncertain, but may pose higher operational and compliance costs on the Company.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served.  Transaction card revenue increased $4.5 million or 4% over 2010.  Revenues from processing transactions on behalf of the members of our TransFund electronic funds transfer (“EFT”) network totaled $51.1 million, up $2.4 million or 5% over 2010, due primarily to increased transaction volumes.  The number of TransFund ATM locations totaled 1,912 at December 31, 2011 compared to 1,943 at December 31, 2010.  Merchant service fees paid by customers for account management and electronic processing of transactions totaled $34.3 million, a $3.8 million or 13% increase over the prior year primarily as a result of cross-selling opportunities throughout our geographical footprint.

Revenue from interchange fees paid by merchant banks for transactions processed from debit cards issued by the Company totaled $31.4 million for 2011 compared to $33.1 million for 2010.  This decrease was primarily due to the impact of interchange fee regulations which became effective on October 1, 2011, partially offset by increased transaction volumes.  On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions as required by the Dodd-Frank Act.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction.  In addition, the Federal Reserve Board approved an interim rule that allows for an upward adjustment up to 1 cent to an issuer’s debit card interchange fee for fraud prevention as outlined in the interim final rule.  Issuers meeting these standards must certify as to their eligibility to receive this adjustment.  Our experience in the fourth quarter of 2011 was consistent with our previously disclosed expectation of a decline of $20 to $25 million annually in our transaction card revenue based on the final rule.

Trust fees and commissions increased $4.3 million or 6% over 2010 primarily due to an increase in the fair value of trust assets.  We continue to voluntarily waive administration fees on our Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment.  Waived fees totaled $7.3 million for 2011 and $3.7 million for 2010.  The fair value of trust assets administered by the Company totaled $34.2 billion at December 31, 2011, up from $32.8 billion at December 31, 2010.

Deposit service charges and fees declined $7.7 million or 7% compared to 2010.  Overdraft fees declined $7.4 million or 11% to $58.4 million.  The decrease in overdraft fees was primarily due to changes in federal regulations concerning overdraft changes which were effective July 1, 2010.  Commercial account service charge revenue totaled $31.6 million, down $810 thousand compared to the prior year.   Customers continue to maintain high commercial account balances resulting in a high level of earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances.  Service charge revenue on deposit accounts with a standard monthly fee increased $479 thousand or 9% to $5.9 million.

Mortgage banking revenue was notably strong for both 2011 and 2010.  Low interest rates increased mortgage loan origination activity.  Mortgage banking revenue totaled $91.6 million in 2011 compared to $87.6 million in 2010.  Revenue from originating and marketing mortgage loans increased $2.5 million or 5% over the prior year to $52.0 million.  The spread between primary mortgage rates, the rates offered to borrowers, over secondary rates, the rates required by investors in residential mortgage-backed securities, nearly doubled in 2011 over 2010.  This widened spread significantly increased mortgage loan production revenue.  Mortgage loans originated for sale in the secondary market totaled $2.2 billion in 2011 and $2.5 billion in 2010.  Mortgage loan servicing revenue totaled $39.7 million or 0.35% of loans serviced for others in 2011 and $38.2 million or 0.36% of the average outstanding balance of loans serviced for others in 2010.  The average outstanding balance of loans serviced for others was $11.3 billion for 2011 and $10.7 billion for 2010.

Net gains on securities, derivatives and other assets

We recognized $34.1 million of net gains on sales of $2.7 billion of available for sale securities in 2011 and $21.9 million of net gains on sales of $2.0 billion of available for sale securities in 2010.  Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure to prepayment or extension risk.

We also maintain a portfolio of residential mortgage-backed securities issued by U.S. government agencies and derivative contracts designated as an economic hedge of the changes in fair value of mortgage servicing rights that fluctuates due to changes in prepayment speeds and other assumptions as more fully described in Note 7 to the Consolidated Financial Statements.  Changes in the fair value of these securities are included in Gain (loss) on fair value option securities, net on Table 4.

Lower mortgage interest rates increased loan origination volumes, but also increased prepayments speeds which decreased the value of our mortgage servicing rights.  Table 5 shows the relationship between changes in the fair value of mortgage servicing rights and financial instruments designated as an economic hedge.

Table 5 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedges
(In thousands)
	Year ended December 31,
	2011	2010		2009	2008	2007
Gain on mortgage hedge derivative contracts	$2,974	$4,425		$–	$–	$–
Gain (loss) on fair value option securities, net	24,413	7,331		(13,198)	10,948	(486)
Gain (loss) on financial instruments held as an economic hedge of mortgage servicing rights, net	27,387	11,756		(13,198)	10,948	(486)
Gain (loss) on change in fair value of mortgage servicing rights	(40,447)	(8,171	) 1	12,124	(34,515)	(2,893)
Gain (loss) on changes in fair value of mortgage servicing rights, net of gain on financial instruments held as an economic hedge	$(13,060)	$3,585		$(1,074)	$(23,567)	$(3,379)

Net interest revenue on mortgage trading securities 2	$17,651	$19,043		$13,366	$4,569	$595
1	Excludes $11.8 million day-one pre-tax gain on the purchase of mortgage servicing rights in the first quarter of 2010.
2	Actual interest earned on mortgage trading securities less transfer-priced cost of funds.

As more fully described in the Note 2 to the Consolidated Financial Statements, we recognized $23.5 million of other-than-temporary impairment losses in 2011 related to certain privately issued residential mortgage-backed securities and municipal securities.  We recognized $27.8 million of other-than-temporary impairment losses in earnings in 2010 related to certain privately issued residential mortgage-backed securities and other equity securities.

Net gain (loss) on other assets is composed primarily of a $5.3 million net gain on two private equity funds we sponsor primarily for our customers; $3.9 million of the gain is allocated to the limited partners of the private equity funds through Net income (loss) attributable to non-controlling interest in the Consolidated Statement of Earnings.

Fourth Quarter 2011 Other Operating Revenue

Other operating revenue for the fourth quarter of 2011 totaled $137.7 million, up $26.1 million over the prior year.  Fees and commission revenue decreased $4.2 million or 3% compared to the fourth quarter of 2010 primarily due to lower interchange fee revenue.  Net gains on securities, derivatives and other assets were up $31.2 million over the fourth quarter of 2010.  Other-than-temporary charges recognized in earnings in the fourth quarter of 2011 were $3.8 million less than charges recognized in the fourth quarter of 2010.

Brokerage and trading revenue decreased $3.0 million or 10% compared to the fourth quarter of 2010.  Securities trading revenue increased $854 thousand.  Increased gains on municipal and U.S. government securities were partially offset by decreased gains on residential mortgage-backed securities guaranteed by U.S. government agencies.  Customer hedging revenue decreased $3.0 million compared to the fourth quarter of 2010 due primarily to decreased revenue from to be announced (“TBA”) residential mortgage-backed securities which are classified as interest rate contracts sold to our mortgage banking customers and a $1.7 million credit loss on unsettled contracts.  Retail brokerage revenue was down $292 thousand and investment banking revenue was down $569 thousand.

Transaction card revenue decreased $3.5 million compared to the previous year.  Check card revenue from interchange fees paid by merchant banks for transactions processed from cards issued by the Company decreased $4.5 million compared to the fourth quarter of 2010, due primarily to the impact of debit card interchange fee regulations which were effective October 1, 2011.  Revenues from the processing of transactions on behalf of members of our TransFund EFT network increased $802 thousand over the fourth quarter of 2010 and merchant services fees paid by customers for account management and electronic processing of transactions increased $139 thousand.

Trust revenue decreased $280 thousand or 2% compared with the fourth quarter of 2010.  The fair value of trust assets was up 4% compared to the prior year.

Deposit service charges and fees for the fourth quarter of 2011 were up $1.2 million or 5% over the fourth quarter of 2010.  Overdraft fees increased $772 thousand or 5%.  Commercial account service charge revenue was flat compared to the fourth quarter of 2010.  Fees on deposit accounts with a monthly service fee increased $405 thousand or 33% over the fourth quarter of 2010.

Mortgage banking revenue for the fourth quarter of 2011 was flat compared to the fourth quarter of 2010.  Mortgage loans funded for sale totaled $753 million in the fourth quarter of 2011 compared to $821 million in the fourth quarter of 2010.

We recognized net gains of $7.1 million on sales of $667 million of available for sale securities in the fourth quarter of 2011 compared to net gains of $953 thousand on sales of $536 million of available for sale securities in the fourth quarter of 2010.

For the fourth quarter of 2011, changes in the fair value of mortgage servicing rights decreased pre-tax net income by $5.3 million, partially offset by a net gain of $343 thousand on fair value option securities and derivative contracts held as an economic hedge.  For the fourth quarter of 2010, changes in the fair value of mortgage servicing rights increased pre-tax net income by $25.1 million, partially offset by an $18.5 million net loss on fair value option securities and derivative contracts held as an economic hedge.

2010 Other Operating Revenue

Other operating revenue totaled $520.9 million for 2010, up $27.9 million over 2009.  Fees and commissions revenue increased $35.9 million partially offset by a $14.6 million decrease in net gains on securities, derivatives and other assets.  Other-than-temporary impairment charges recognized in earnings in 2010 were $6.6 million less than in 2009.  Brokerage and trading revenue increased $9.8 million over 2009.  Customer hedging revenue increased $5 million over 2009 primarily due to energy derivatives.  Investment banking revenue increased $2.3 million and retail brokerage revenue increased $3.0 million.  Securities trading revenue was flat compared to 2009.  Increased lending activity by our mortgage banking customers increased related securities transaction volume in 2010.  This activity was offset by decreased municipal trading activity as credit spreads widened on credit concerns in municipal securities. Transaction card revenue increased $6.8 million over 2009 due to increases in check card revenue and merchant services fees.  Trust fees and commissions increased $2.8 million over 2009 primarily due to growth in the fair value of trust assets, partially offset by lower balances in our proprietary mutual funds.  Deposit service charges decreased $12.2 million compared to 2009 primarily due to changes in federal regulations concerning overdraft charges which were effective July 1, 2010.  Mortgage banking revenue increased $22.6 million or 35% over 2009 primarily due to increased mortgage loan servicing revenue as the result of the Company’s acquisition of rights to service $4.2 billion of residential mortgage loans in the first quarter of 2010.

We recognized $21.9 million of net gains on available for sale securities in 2010 and $59.3 million of net gains on available for sale securities in 2009.  Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure from rising interest rates.  Net gains on fair value option securities held as an economic hedge of mortgage servicing rights were $11.8 million in 2010 and were a net loss of $13.2 million in 2009.  The net gains (losses) on fair value option securities were partially offset by changes in the fair value of the mortgage servicing rights.  The gain (loss) on other assets, net decreased $5.3 million in 2010 due primarily to a $2.7 million decrease in the fair value of our private equity funds; $2.4 million of which was allocated to the limited partners through Net income (loss) attributable to non-controlling interest on the Statement of Earnings.  Other-than-temporary impairment charges recognized in earnings were $6.6 million less than in 2009.

Other Operating Expense

Other operating expense totaled $821.5 million for 2011, up $68.3 million over 2010.  Changes in fair value of mortgage servicing rights increased other operating expenses by $40.4 million in 2011 and decreased other operating expenses by $3.7 million in 2010.  Excluding changes in the fair value of mortgage servicing rights, other operating expense totaled $781.0 million for 2011, up $24.2 million or 3% over 2010.  Personnel expenses increased $28.1 million or 7% over the previous year.  Non-personnel operating expenses decreased $3.9 million or 1% compared to 2010.

Table 6 – Other Operating Expense
(In thousands)
	Year ended December 31,
	2011	2010	2009	2008	2007
Personnel expense	$429,986	$401,864	$380,517	$352,947	$328,705
Business promotion	20,549	17,726	19,582	23,536	21,888
Contribution to BOKF Foundation	4,000	–	–	–	–
Professional fees and services	28,798	30,217	30,243	27,045	22,795
Net occupancy and equipment	64,611	63,969	65,715	60,632	57,284
Insurance	16,799	24,320	24,040	11,988	3,017
FDIC special assessment	–	–	11,773	–	–
Data processing and communications	97,976	87,752	81,291	78,047	72,733
Printing, postage and supplies	14,085	13,665	15,960	16,433	16,570
Net losses and operating expenses of repossessed assets	23,715	34,483	11,401	1,019	691
Amortization of intangible assets	3,583	5,336	6,970	7,661	7,358
Mortgage banking costs	34,942	40,739	36,304	22,513	13,111
Change in fair value of mortgage servicing rights	40,447	(3,661)	(12,124)	34,515	2,893
Visa retrospective responsibility obligation	–	–	–	(2,767)	2,767
Other expense	41,982	36,760	25,061	28,835	25,175
Total	$821,473	$753,170	$696,733	$662,404	$574,987

Personnel Expense

Personnel expense totaled $430.0 million for 2011 and $401.9 million for 2010.  Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, totaled $247.9 million, up $9.3 million or 4% over 2010.  The increase in regular compensation was primarily due to an increase in the average regular compensation per full time equivalent employee.  Average staffing levels increased modestly in 2011.

Table 7 – Personnel Expense
(In thousands)
	Year Ended December 31,
	2011	2010	2009	2008	2007

Regular compensation	$247,945	$238,690	$231,897	$219,629	$206,857
Incentive compensation:
Cash-based	97,472	91,205	80,582	79,215	62,657
Stock-based	20,308	12,778	10,572	3,962	8,763
Total incentive compensation	117,780	103,983	91,154	83,177	71,420
Employee benefits	64,261	59,191	57,466	50,141	47,929
Workforce reduction costs, net	–	–	–	–	2,499
Total personnel expense	$429,986	$401,864	$380,517	$352,947	$328,705
Average staffing (full-time equivalent)	4,474	4,394	4,403	4,140	4,106

Incentive compensation increased $13.8 million or 13%.  Cash-based incentive compensation is either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions.  Total cash-based incentive compensation for 2011 increased $6.0 million or 7% over the previous year.  Sales commissions related to brokerage and trading revenue increased $1.3 million to $39.1 million and cash-based incentive compensation for other business lines increased $4.7 million to $58.1 million.

The Company also provides stock-based incentive compensation plans.  Stock-based compensation plans include both equity and liability awards.  Compensation expense for equity awards increased $1.7 million over 2010.  Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.  Stock-based incentive compensation expense also included deferred compensation that will ultimately be settled in cash indexed to investment performance or changes in earnings per share.

Compensation expense related to liability awards increased $6.1 million over 2010.  Certain executive officers are permitted to defer recognition of taxable income from their stock-based compensation.  Deferred compensation may also be diversified into investments other than BOK Financial common stock.  Compensation expense reflects changes in the market value of BOK Financial common stock and other investments.  The year-end closing market price per share of BOK Financial common stock increased $1.53 during 2011 and $5.88 during 2010.

On April 26, 2011 shareholders approved the BOK Financial Corporation 2011 True-Up Plan.  The True-Up Plan was intended to address inequality in the Executive Incentive Plan which had been approved by shareholders in 2003, as a result of certain peer banks that performed poorly during the most recent economic cycle.  Performance goals for the Executive Incentive Plan are based on the Company’s earnings per share growth compared to peers and business unit performance.  As the economy improves and credit costs normalize, peer banks are expected to experience significant comparative earnings per share percentile increases.  This “bounce-back” effect would have resulted in the unanticipated result of no annual bonuses in years 2011, 2012 and 2013 and the forfeiture of long-term incentive awards for 2010 and 2011 in their entirety, despite BOK Financial’s maintaining strong annual earnings throughout the economic cycle while many peers experienced negative or declining earnings.  The True-Up Plan was designed to allow for adjustment upward or downward of certain executive officers annual and long-term compensation levels based on comparable executives at peer banks with similar earnings per share performance for the years 2006 through 2013.  Compensation is determined by ranking the BOK Financial’s earning per share performance to peer banks and then aligning compensation with the peer bank that most closely relates to the BOK Financial’s earnings per share performance.  Based on currently available information, incremental amounts due under the 2011 True-Up Plan may range from $0 to $34 million.  The final amount due under the 2011 True-Up Plan will be determined as of December 31, 2013 and distributed in 2014.  During 2011, we accrued $9.5 million of additional compensation expense.  Performance measurement through 2013 may be volatile and could result in future adjustments upward or downward to compensation expense.

Employee benefit expense increased $5.1 million or 9% over 2010.  Employee medical insurance costs of $19.8 million increased 2% over the prior year.  The Company self-insures a portion of its employee health care coverage and these costs may be volatile.  Payroll tax expense increased $1.7 million over 2010 to $23.2 million.  Employee retirement plan costs increased $1.1 million over the prior year to $15.4 million.  Pension expenses increased $830 thousand over 2010 to $4.0 million due to changes in the expected return on plan assets and discount rate.

Non-Personnel Operating Expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, decreased $3.9 million or 1% compared to 2010.  Net losses and operating expenses related to repossessed assets decreased $10.8 million, primarily due to a decrease in net losses from sales and write-downs of repossessed property based on our quarterly reviews of carrying values.  Operating expenses on repossessed assets were flat compared to the prior year.  FDIC insurance expense decreased $7.7 million due primarily to the change to a risk-sensitive assessment based on assets.  Mortgage banking costs were down $5.8 million compared to 2010, due primarily to a decrease in amortization expense of our mortgage servicing rights and decreased provision for foreclosure costs related to mortgage loans serviced for others, partially offset by increased provision for loans sold with recourse.  Data processing and communications expense increased $10.2 million due primarily to higher bank card transaction volume and increased software amortization expense related to recent technology investments.  Other expense increased $5.2 million over 2010 due primarily to accrual for litigation as more fully disclosed in Note 14 to the Consolidated Financial Statements.  The Company also made a $4.0 million discretionary contribution to the BOKF Charitable Foundation which partners with charitable organizations to support needs within our communities.

Fourth Quarter 2011 Operating Expenses

Other operating expense totaled $219.2 million for the fourth quarter of 2011, up $40.8 million over the fourth quarter of 2010.  Changes in the fair value of mortgage servicing rights increased operating expenses by $5.3 million in the fourth quarter of 2011 compared with a reduction in operating expenses of $25.1 million in the fourth quarter of 2010.  Excluding changes in the fair value of mortgage servicing rights, other operating expenses increased $10.5 million or 5%.  Personnel expense increased $14.4 million due largely to the $9.5 million accrual related to the True-Up Plan.  Regular compensation increased $2.1 million and cash-based incentive compensation increased $1.4 million.  Non-personnel expenses decreased $3.9 million compared to the previous year across most non-personnel expense categories.

2010 Operating Expenses

Other operating expense for 2010 totaled $753.2 million, up $56.4 million or 8% increase over 2009.  Changes in the fair value of mortgage servicing rights decreased other operating expenses by $3.7 million in 2010 and decreased other operating expenses by $12.1 million in 2009.  In addition, other operating expenses for 2009 included $11.8 million for the FDIC special assessment.  Excluding those items, other operating expense totaled $756.8 million for 2010, up $59.7 million or 9% over 2009.  Personnel expense increased $21.3 million or 6%.  Non-personnel expenses increased $38.4 million or 12% over 2009 due largely to a $23.1 million increase in losses and operating expenses of repossessed assets.

Regular compensation expense totaled $238.7 million, up $6.8 million, or 3% over 2009 due primarily to an increase in average regular compensation per full time equivalent employee.  Incentive compensation increased $12.8 million or 14% to $104.0 million.  Cash-based incentive compensation for 2010 increased $10.6 million or 13% including a $4.3 million or 13% increase in sales commissions related to brokerage and trading revenue and a $6.3 million increase in cash-based incentive compensation for other lines of business.  Stock-based compensation expense increased $2.2 million.  Liability awards decreased $297 thousand due primarily to changes in the market value of

BOK Financial common stock and other investments.  The year-end closing market price per share of BOK Financial common stock increased $5.88 during 2010.  Compensation expense for equity awards increased $2.5 million over 2009.  Employee benefit expenses increased $1.7 million or 3% over 2009 due primarily to increased employee retirement plan and pension expense.

Net losses and operating expenses of repossessed assets increased $23.1 million over 2009.  Net losses from sales and write-downs of repossessed assets based on our quarterly review of carrying values increased $17.7 million.  Operating expenses on repossessed assets, composed largely of property taxes, increased $5.4 million.  Data processing and communications expense increased $6.5 million due primarily to higher transaction volume and increased software amortization expense.  Other expense increased $11.7 million including a $6.1 million of depreciation expense on equipment we lease to earn tax credits.  The benefit of this leasing activity is largely recognized through reduced federal and state income tax expense.  All other operating expenses decreased $2.8 million or 1% compared to 2009.

Income Taxes

Income tax expense was $158.5 million or 35% of book taxable income for 2011, $123.4 million or 33% of book taxable income for 2010 and $106.7 million or 34% of book taxable income for 2009.  Tax expense currently payable totaled $154 million in 2011, $150 million in 2010 and $129 million in 2009.

The statute of limitations expired on an uncertain income tax position and the Company adjusted its current income tax liability to amounts on filed tax returns for 2010 in 2011 and 2009 in 2010.  Excluding these adjustments, income tax expense would have been $160 million or 36% for book taxable income for 2011 and $126 million or 34% of book taxable income for 2010.

The Internal Revenue Service is currently auditing the federal income tax return of BOK Financial for the year ended December 31, 2008.  Management does not anticipate a material impact to the financial statements as a result of the audit.

Net deferred tax assets totaled $38 million at December 31, 2011 and $58 million at December 31, 2010.  The decrease was due primarily to the tax effect of increased bonus depreciation and unrealized gains on available for sale securities.  We have evaluated the recoverability of our net deferred tax asset based on taxes previously paid in net loss carry-back periods and other factors and determined that no valuation allowance was required.

The allowance for uncertain tax positions totaled $12 million at December 31, 2011 and December 31, 2010.  BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions.  Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.

Income tax expense for the fourth quarter of 2011 totaled $37.4 million or 36% of book taxable income compared to $31.1 million or 34% of book taxable income for the fourth quarter of 2010.

Table 8 – Selected Quarterly Financial Data
(In thousands, except per share data)
	2011
	Fourth	Third	Second	First
Interest revenue	$198,040	$205,749	$205,717	$202,089
Interest expense	26,570	30,365	31,716	31,450
Net interest revenue	171,470	175,384	174,001	170,639
Provision for (reduction of) allowances for credit losses	(15,000)	–	2,700	6,250
Net interest revenue after provision for (reduction of) allowances for credit losses	186,470	175,384	171,301	164,389

Fees and commissions revenue	131,786	146,035	127,826	123,274
Gain (loss) on financial instruments and other assets, net	6,241	27,942	15,134	(5,696)
Other operating revenue	138,027	173,977	142,960	117,578

Personnel expense	121,129	103,260	105,603	99,994
Net losses and expenses of repossessed assets	6,180	5,939	5,859	6,015
Change in fair value of mortgage servicing rights	5,261	24,822	13,493	(3,129)
Other non-personnel expense	86,627	86,875	78,254	75,569
Other operating expense	219,197	220,896	203,209	178,449

Income before taxes	105,300	128,465	111,052	103,518
Federal and state income tax	37,396	43,006	39,357	38,752
Net income	67,904	85,459	71,695	64,766
Net income (loss) attributable to non-controlling interest	911	358	2,688	(8)
Net income attributable to BOK Financial Corp.	$66,993	$85,101	$69,007	$64,774

Earnings per share:
Basic	$0.98	$1.24	$1.01	$0.95
Diluted	$0.98	$1.24	$1.00	$0.94

Average shares:
Basic	67,526	67,828	67,898	67,902
Diluted	67,775	68,037	68,169	68,177
	2010
	Fourth	Third	Second	First
Interest revenue	$197,148	$216,967	$217,597	$219,370
Interest expense	33,498	36,252	35,484	36,796
Net interest revenue	163,650	180,715	182,113	182,574
Provision for allowance for allowances for credit losses	6,999	20,000	36,040	42,100
Net interest revenue after provision for allowances for credit losses	156,651	160,715	146,073	140,474

Fees and commissions revenue	135,975	136,936	128,168	115,315
Gain (loss) on financial instruments and other assets, net	(24,062)	737	29,271	(1,432)
Other operating revenue	111,913	137,673	157,439	113,883

Personnel expense	106,770	101,216	97,054	96,824
Net losses and operating expenses of repossessed assets	6,966	7,230	13,067	7,220
Change in fair value of mortgage servicing rights	(25,111)	15,924	19,458	(13,932)
Other non-personnel expense	89,736	80,795	76,333	73,620
Other operating expense	178,361	205,165	205,912	163,732

Income before taxes	90,203	93,223	97,600	90,625
Federal and state income tax	31,097	29,935	32,042	30,283
Net income	59,106	63,288	65,558	60,342
Net income (loss) attributable to non-controlling interest	274	(979)	2,036	209
Net income attributable to BOK Financial Corp.	$58,832	$64,267	$63,522	$60,133

Earnings per share:
Basic	$0.86	$0.94	$0.93	$0.88
Diluted	$0.86	$0.94	$0.93	$0.88

Average shares:
Basic	67,685	67,625	67,606	67,592
Diluted	67,889	67,765	67,881	67,790

Lines of Business

We operate three principal lines of business: commercial banking, consumer banking and wealth management.  Commercial banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers.  Commercial banking also includes the TransFund EFT network.  Consumer banking includes retail lending and deposit services and all mortgage banking activities.   Wealth management provides fiduciary services, brokerage and trading, private bank services and investment advisory services in all markets.  Wealth management also originates loans for high net worth clients.

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

The value of funds provided by the operating lines of business to the funds management unit is based on swap rates, LIBOR rates and Federal Home Loan Bank advance rates.  Deposit accounts with indeterminate maturities, such as demand deposit accounts and interest-bearing transaction accounts, are transfer-priced at a rolling average based on expected duration of the accounts.  The expected duration ranges from 30 days for certain rate-sensitive deposits to five years.

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

As shown in Table 9, net income attributed to our lines of business increased $32.1 million or 22% over the prior year.  The increase in net income attributed to our lines of business was due primarily to a $68.7 million decrease in net loans charged off and a $25.4 million increase in other operating revenue, partially offset by a $48.4 million increase in operating expenses attributed to the lines of business.  Net income attributed to Funds management and other increased $7.1 million compared to the prior year.  Less operating expenses were allocated to our lines of business due to a decrease in transaction volumes.   A decrease in gains on securities sold, net of other-than-temporary impairment charges, was partially offset by a decrease in the provision for credit losses.

Table 9 – Net Income by Line of Business
(In thousands)
	Year ended December 31,
	2011	2010	2009
Commercial banking	$129,291	$82,000	$59,673
Consumer banking	33,504	50,227	22,620
Wealth management	14,052	12,562	10,982
Subtotal	176,847	144,789	93,275
Funds management and other	109,028	101,965	107,303
Total	$285,875	$246,754	$200,578

Commercial banking

Commercial banking contributed $129.3 million to consolidated net income for 2011, up $47.3 million over 2010.  Net interest revenue increased $18.8 million primarily due to a $1.8 billion increase in average deposits sold to the funds management unit.  Net loans charged-off decreased by $49.7 million.  Fees and commissions revenue increased $7.3 million.  Personnel expenses increased $2.5 million and non-personnel expenses increased $6.4 million.

The Company has focused on development of banking services for small business during 2011.  As part of this initiative, small business banking activities were transferred to the Commercial banking segment from the Consumer banking segment in the second quarter of 2011.  This transfer increased Commercial banking net income by $7.9 million in 2011.  Net interest revenue increased $14.0 million.  Average deposits increased $593 million and average loans increased $18 million primarily due to the transfer of these balances from the Consumer banking segment.  Other operating revenue increased $7.2 million and operating expenses increased $8.3 million.

Table 10 – Commercial banking
(Dollars in thousands)
	Year ended December 31,
	2011	2010	2009
Net interest revenue from external sources	$346,861	$343,241	$346,608
Net interest expense from internal sources	(29,919)	(45,144)	(50,989)
Total net interest revenue	316,942	298,097	295,619
Net loans charged-off	21,007	70,752	101,120
Net interest revenue after net loans charged- off	295,935	227,345	194,499

Fees and commissions revenue	149,238	141,955	133,385
Gain (loss) on financial instruments and other assets, net	774	(1,638)	5
Other operating revenue	150,012	140,317	133,390

Personnel expense	95,790	93,273	93,051
Net losses and expenses of repossessed assets	18,775	26,811	10,401
Other non-personnel expense	119,777	113,371	126,772
Operating expense	234,342	233,455	230,224

Income before taxes	211,605	134,207	97,665
Federal and state income tax	82,314	52,207	37,992
Net income	$129,291	$82,000	$59,673

Average assets	$9,627,257	$9,007,403	$10,102,655
Average loans	8,383,478	8,253,008	9,214,660
Average deposits	7,994,431	6,180,935	5,374,773
Average invested capital	884,326	899,005	950,684
Return on assets	1.34%	0.91%	0.59%
Return on invested capital	14.62%	9.12%	6.28%
Efficiency ratio	50.27%	53.05%	53.66%
Net charge-offs to average loans	0.25%	0.86%	1.10%

Net interest revenue increased $18.8 million or 6% over 2010, primarily due to a $1.8 billion increase in average deposit balances attributed to our Commercial banking unit, including small business banking deposits transferred from the Consumer banking segment.  The average outstanding balance of loans attributed to Commercial banking increased $130 million or 2% in 2010, resulting in a $1.8 million increase in net interest revenue.

Other operating revenue increased $9.7 million or 7% over 2010.  Service charges on commercial deposit accounts increased $5.8 million or 19% to $36.3 million primarily due to the transfer of small business banking activities to the Commercial banking segment.  Transaction card revenues also were up $5.8 million or 8% over 2010 to $81.7 million.

Operating expenses were flat compared to the prior year.  Personnel expenses increased $2.5 million or 3% to $95.8 million due to annual merit increases and increased incentive compensation.  Net losses and operating expenses of repossessed assets decreased $8.0 million to $18.8 million.  Other non-personnel expenses increased $6.4 million due primarily to increased data processing costs related to higher transaction card volumes and increased corporate expense allocations primarily related to the transfer of small business banking operations to the Commercial banking segment.

The average outstanding balance of loans attributed to Commercial banking was $8.4 billion, up $130 million or 2% over 2010.  See the Loans section of Management’s Analysis and Discussion of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which primarily attributed to the Commercial banking segment.  Net Commercial banking loans charged off decreased $49.7 million in 2011 to $21.0 million or 0.25% of average loans attributed to this line of business.

Average deposits attributed to Commercial banking were up $1.8 billion or 29% over 2010.  Small business banking deposits increased $583 million primarily related to the transfer of small business banking activities to the Commercial banking segment.  Average deposit balances attributed to our commercial and industrial customers increased $726 million or 34%, average deposit balances attributed to treasury services customers increased $263 million or 16% and average balances attributed to our energy customers increased $199 million or 28%.  We believe that commercial customers continue to retain large cash reserves due to continued economic uncertainty.

Consumer banking

Consumer banking services are provided through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, internet banking and mobile banking.  We currently have 212 consumer banking locations, including branch banking locations and mortgage lending offices.  Our consumer banking locations are primarily distributed 105 in Oklahoma, 52 in Texas, 24 in New Mexico and 14 in Colorado.

Consumer banking contributed $33.5 million to consolidated net income in 2011 compared to $50.2 million for 2010.  Net income for 2010 included the $6.5 million day-one gain from the purchase of rights to service $4.2 billion of residential mortgage loans on favorable terms in 2010.  Changes in fair value of mortgage servicing rights, net of economic hedges, decreased net income attributable to Consumer banking by $8.0 million for 2011 compared to increasing net income attributable to Consumer banking by $2.2 million in 2010.  Net interest revenue decreased $11.1 million compared to the prior year primarily due to the transfer of small business banking operations to the Commercial banking segment.  Net charge-offs decreased by $11.3 million during 2011.  Fees and commissions revenue decreased $6.9 million or 3% compared to the prior year primarily due to decreased deposits service charges and transaction card revenues due to changes in banking regulations, partially offset by increased mortgage banking and other revenues.  Excluding changes in the fair value of mortgage servicing rights, operating expenses decreased $7.2 million compared to the prior year.  Personnel expenses increased $8.3 million and non-personnel expenses decreased $15.5 million.

Table 11 – Consumer banking
(Dollars in thousands)
	Year ended December 31,
	2011	2010	2009
Net interest revenue from external sources	$89,745	$86,291	$57,647
Net interest revenue from internal sources	33,109	47,624	73,796
Total net interest revenue	122,854	133,915	131,443
Net loans charged-off	13,451	24,705	21,062
Net interest revenue after net loans charged- off	109,403	109,210	110,381

Fees and commissions revenue	197,271	204,149	182,483
Gain (loss) on financial instruments and other assets, net	27,604	11,357	(12,861)
Other operating revenue	224,875	215,506	169,622

Personnel expense	88,993	80,660	78,528
Net losses and expenses of repossessed assets	3,044	3,583	485
Change in fair value of mortgage servicing rights	40,447	(3,661)	(12,124)
Other non-personnel expense	146,960	161,929	176,092
Operating expense	279,444	242,511	242,981

Income before taxes	54,834	82,205	37,022
Federal and state income tax	21,330	31,978	14,402
Net income	$33,504	$50,227	$22,620

Average assets	$5,937,585	$6,243,519	$6,148,067
Average loans	2,067,548	2,109,520	2,316,952
Average deposits	5,741,719	6,130,383	6,048,195
Average invested capital	273,809	277,837	253,233
Return on assets	0.56%	0.80%	0.37%
Return on invested capital	12.24%	18.08%	8.93%
Efficiency ratio	74.66%	72.82%	81.26%
Net charge-offs to average loans	0.65%	1.17%	0.91%
Banking locations (period-end)	212	207	202
Mortgage loans funded for resale	$2,293,834	$2,501,860	$2,811,076
Mortgage servicing portfolio1	12,356,917	12,059,241	7,366,780
1	Includes outstanding principal for loans serviced for affiliates within the consolidated group.

Net interest revenue from Consumer banking activities decreased $11.1 million or 8% compared to 2010 primarily due to the transfer of certain small business demand deposit balances to the Commercial banking segment.  Average loan balances also decreased $42 million primarily due to the continued pay-downs of indirect automobile loans. The Company previously disclosed its decision to exit the indirect automobile loan business in the first quarter of 2009.

Fees and commissions revenue decreased $6.9 million or 3% compared to 2010.  Deposit service charges were down $13.9 million or 20% compared to the prior year primarily due to lower overdraft fees as a result of change in banking regulation that became effective in the third quarter of 2010 and due to service fees on small business deposits transferred to the Commercial banking segment.  Mortgage banking revenue was up $3.9 million over 2010.  Mortgage loan origination volume was high in both 2011 and 2010 due to low interest rates.  Revenue from originating and marketing mortgage loans was up $2.4 million due to an increase in gains on loans sold.  Mortgage servicing revenue increased $1.5 million.  Transaction card revenue decreased $1.3 million or 4% compared to the prior year due primarily to changes in federal regulations concerning debit card interchange fees which were effective in the fourth quarter of 2011.

Excluding changes in the fair value of mortgage servicing rights, operating expenses decreased $7.2 million compared to the prior year.  Decreased corporate expense allocations related to the transfer of small business banking operations to the Commercial banking segment were mostly offset by increased personnel costs related to increased mortgage banking activity.  Mortgage banking costs decreased $6.8 million compared to the prior year due primarily to decreased provision related to loans sold with recourse and amortization of mortgage servicing rights.

Net loans charged off by the Consumer banking unit decreased $11.3 million from the prior year to $13.5 million or 0.65% of average loans attributed to the Consumer banking division.  Net consumer banking charge-offs include residential mortgage loans that are retained by the Company, indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Average consumer deposits decreased $389 million or 6% compared to 2010, primarily due to the transfer of small business banking to the Commercial banking segment, partially offset by some growth in other Consumer banking deposits.  Average demand deposits decreased $210 million or 24%, average time deposits decreased $182 million or 8% and average interest-bearing transaction accounts decreased $20 million or 1%.

Our Consumer banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets.  During 2011, we funded $2.5 billion of mortgage loans compared to $2.8 billion in 2010.  Approximately 42% of our mortgage loans funded were in the Oklahoma market, 15% in the New Mexico market, 15% in the Colorado market and 12% in the Texas market.  Mortgage fundings included $2.2 billion of mortgage loans funded for sale in the secondary market and $250 million of loans funded for retention within the consolidated group.  Revenue from originating and marketing mortgage loans for sale totaled $52.1 million in 2011 and $49.7 million in 2010.  As of December 31, 2011, the Consumer banking division services $11.3 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group.  Approximately 97% of the mortgage loans serviced was to borrowers in our primary geographical market areas.  Mortgage loan servicing revenue totaled $39.9 million in 2011 compared to $38.4 million in 2010.

Changes in the fair value of our mortgage loan servicing rights, net of securities and derivative contracts held as an economic hedge, decreased Consumer banking pre-tax net income by $13.1 million in 2011 and increased Consumer banking pre-tax net income by $3.6 million in 2010, excluding the $11.8 million pre-tax day-one gain on the purchase of mortgage servicing rights during 2010.  Changes in the fair value of mortgage servicing rights and securities and derivative contracts held as an economic hedge are due to movements in interest rates, actual and anticipated loan prepayments speeds and related factors.  Net interest revenue on fair value option securities held as an economic hedge of mortgage servicing rights totaled $17.7 million for 2011 and $19.1 million for 2010.  We generally use residential mortgage-backed securities as an economic hedge against changes in the fair value of our mortgage servicing rights.  Generally, this is an effective hedging strategy.  However, the fair value of the mortgage servicing rights reacts to changes in primary mortgage rates and the fair value of residential mortgage-backed securities reacts to changes in secondary mortgage rates.  Divergence between the primary and secondary mortgage rates can significantly affect the effectiveness of our hedging strategy.

Wealth management

The Wealth management division contributed $14.1 million in 2011, up $1.5 million over 2010.

Table 12 – Wealth management
(Dollars in thousands)
	Year ended December 31,
	2011	2010	2009
Net interest revenue from external sources	$26,785	$31,161	$24,665
Net interest revenue from internal sources	15,783	12,373	19,165
Total net interest revenue	42,568	43,534	43,830
Net loans charged-off	2,860	10,569	11,028
Net interest revenue after net loans charged- off	39,708	32,965	32,802

Fees and commissions revenue	170,939	164,461	155,587
Gain on financial instruments and other assets, net	551	743	742
Other operating revenue	171,490	165,204	156,329

Personnel expense	126,088	120,190	111,681
Net losses and expenses of repossessed assets	33	44	9
Other non-personnel expense	62,079	57,375	59,468
Operating expense	188,200	177,609	171,158

Income before taxes	22,998	20,560	17,973
Federal and state income tax	8,946	7,998	6,991
Net income	$14,052	$12,562	$10,982

Average assets	$3,829,894	$3,499,115	$3,027,312
Average loans	916,843	1,032,996	1,029,722
Average deposits	3,689,403	3,354,648	2,948,956
Average invested capital	174,927	169,775	160,276
Return on assets	0.37%	0.36%	0.36%
Return on invested capital	8.03%	7.40%	6.85%
Efficiency ratio	88.15%	85.39%	85.83%
Net charge-offs to average loans	0.31%	1.02%	1.07%

Our Wealth management division serves as custodian to or manages assets of customers.  Fees are earned commensurate with the level of service provided.  We may have sole or joint investment discretion over the assets of the customer or may be fiduciary for the assets, but investment selection authority remains with the customer or an external manager.  The Wealth management division also provides safekeeping services for personal and institution customers including holding of the customer’s assets, processing of income and redemptions and other customer recordkeeping and reporting services.  We also provide brokerage services for customers who maintain or delegate investment authority and for which BOK Financial does not have custody of the assets.

A summary of assets under management or in custody follows (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009

Trust assets in custody for which BOKF has sole or joint discretionary authority	$9,916,322	$9,351,345	$8,168,073
Trust assets not in custody for which BOKF has sole or joint discretionary authority	221,465	171,205	135,380
Non-managed trust assets in custody	12,684,026	13,392,187	12,339,059
Trust assets held in safekeeping	11,576,983	10,007,969	9,878,233
Trust assets	34,398,796	32,922,706	30,520,745
Other assets held in safekeeping	7,371,756	6,337,654	6,702,356
Brokerage accounts under BOKF administration	3,635,300	3,117,159	2,679,209
Assets under management or in custody	$45,405,852	$42,377,519	$39,902,310

Net interest revenue decreased $966 thousand or 2% compared to the prior year.  Average loan balances were down $116 million and average deposit balances increased $335 million over the prior year.  Loan yields decreased compared to the prior year, largely offset by decreased funding costs related to deposits.  Net loans charged-off decreased $7.7 million during 2011 to $2.9 million or 0.31% of average loans.

Other operating revenue increased $6.3 million or 4% over the prior year.  Trust fees were up $4.3 million or 6% primarily due to increases in the fair value of trust assets and retail brokerage fees were up $2.1 million or 2% over 2010.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets.  The Wealth management segment participated in 278 underwritings that totaled $4.7 billion.  As a participant, the Wealth management segment was responsible for facilitating the sale of approximately $1.5 billion of these underwritings.  In 2010, the Wealth management segment participated in 215 underwritings that totaled approximately $5.4 billion.  Our interest in these underwritings totaled approximately $1.3 billion.

Operating expenses increased $10.6 million or 6% over 2010.  Personnel expense increased $5.9 million or 5% due primarily to increased headcount.  Non-personnel expenses increased $4.7 million due primarily to additional expense incurred related to expansion of the Wealth management segment during 2011.

Growth in average assets was largely due to an increase in Wealth management deposits which are sold to the Funds management unit.  Average deposits attributed to the Wealth management segment increased $335 million over the prior year including a $179 million increase in average demand deposit account balances and a $146 million increase in the average balance of interest-bearing transaction accounts, partially offset by a $156 million decrease in average time deposit balances.

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

Table 13 – Net Income by Geographic Region
 (In thousands)
	Year ended December 31,
	2011	2010	2009
Oklahoma	$105,791	$114,434	$85,515
Texas	42,876	29,218	19,405
New Mexico	14,255	8,880	6,582
Arkansas	6,001	3,950	10,751
Colorado	10,202	2,919	(6,604)
Arizona	(7,980)	(22,817)	(28,481)
Kansas/Missouri	3,912	4,113	6,431
Subtotal	175,057	140,697	93,599
Funds management and other	110,818	106,057	106,979
Total	$285,875	$246,754	$200,578

Oklahoma Market

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas.  Oklahoma is a significant market to the Company, representing 48% of our average loans, 54% of our average deposits and 31% of our consolidated net income for 2011.  In addition, all of our mortgage servicing activity, TransFund EFT network and 73% of our trust assets are attributed to the Oklahoma market.

Table 14 – Oklahoma
(Dollars in thousands)
	Year ended December 31,
	2011	2010	2009
Net interest revenue	$240,616	$244,455	$235,569
Net loans charged-off	18,266	42,075	34,944
Net interest revenue after net loans charged- off	222,350	202,380	200,625

Fees and commissions revenue	320,929	322,178	314,528
Gain (loss) on financial instruments and other assets, net	28,247	10,475	(12,026)
Other operating revenue	349,176	332,653	302,502

Personnel expense	165,246	152,133	145,762
Net losses and expenses of repossessed assets	4,657	4,252	1,799
Change in the fair value of mortgage servicing rights	40,447	(3,661)	(12,124)
Other non-personnel expense	188,032	195,020	227,731
Operating expense	398,382	347,744	363,168

Income before taxes	173,144	187,289	139,959
Federal and state income tax	67,353	72,855	54,444
Net income	$105,791	$114,434	$85,515

Average assets	$10,930,742	$9,775,984	$8,845,648
Average loans	5,247,656	5,438,436	6,084,099
Average deposits	9,821,782	8,782,196	7,888,820
Average invested capital	541,210	548,537	538,015
Return on assets	0.97%	1.17%	0.97%
Return on invested capital	19.55%	20.86%	15.89%
Efficiency ratio	63.74%	62.02%	68.22%
Net charge-offs to average loans	0.35%	0.77%	0.57%

Net income generated in the Oklahoma market in 2011 decreased $8.6 million or 8% compared to 2010.  Net interest revenue decreased $3.9 million or 2%.  Net loans charged off decreased $23.8 million to $18.3 million or 0.35% of average loans attributed to the Oklahoma market.  Fees and commissions revenue was flat compared to the prior year.  Excluding changes in the fair value of mortgage servicing rights, operating expenses increased $6.5 million or 2% over the prior year.  Changes in fair value of our mortgage loan servicing rights, net of financial instruments held as an economic hedge, decreased pre-tax net income by $13.1 million in 2011 and increased pre-tax net income by $3.6 million in 2010, excluding the $11.8 million pre-tax day-one gain on the purchase of mortgage servicing rights during 2010.

Net interest revenue decreased $3.9 million or 2% compared to 2010.  The favorable net interest impact of the $1.0 billion increase in average deposit balances was partially offset by lower yield on funds sold to the funds management unit.  Average loan balances decreased $191 million or 4% compared to the prior year.  The decrease in loan yields was partially offset by lower costs related to interest-bearing liabilities.

Fees and commissions revenue was flat compared to the prior year.  Deposit service charges were down $6.1 million or 9% due primarily to lower overdraft fees as a result of changes in banking regulations that became effective in the third quarter of 2010.  Brokerage and trading revenue was up $4.4 million over 2011 and transaction card revenue increased $3.1 million due to increased transaction volume.  Mortgage banking revenue was down $1.9 million and trust fees and commissions decreased $1.5 million.

Excluding change in fair value of mortgage servicing rights, other operating expenses increased $6.5 million over the prior year.  Personnel costs increased $13.1 million or 9% due to increased headcount, increased incentive compensation related to increased trading and mortgage transaction activity and annual merit increases.  Net losses and expenses on repossessed assets increased $405 thousand or 10%.

Other non-personnel expense decreased $7.0 million or 4% due primarily to lower mortgage banking costs and other expenses, partially offset by increased data processing expenses on higher transaction volumes.

Average deposits in the Oklahoma market increased $1.0 billion or 12% over 2010, primarily due to an increase in average commercial deposit balances.  Deposits related to commercial and industrial customers, treasury services and energy customers all increased over the prior year.  Wealth management deposits increased over the prior year in the private banking division, broker/dealer division and in trust.  Consumer banking deposits decreased and commercial deposits increased compared to the prior year primarily due to the transfer of small business banking activities from the Consumer banking segment to the Commercial banking segment.

Texas Market

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas.  Texas is our second largest market with 32% of our average loans, 24% of our average deposits and 18% of our consolidated net income for 2011.

Table 15 – Texas
(Dollars in thousands)
	Year ended December 31,
	2011	2010	2009
Net interest revenue	$137,696	$134,323	$134,949
Net loans charged-off	3,202	16,292	22,197
Net interest revenue after net loans charged- off	134,494	118,031	112,752

Fees and commissions revenue	63,608	60,722	50,862
Gain (loss) on financial instruments and other assets, net	342	(7)	(12)
Other operating revenue	63,950	60,715	50,850

Personnel expense	67,470	65,311	63,202
Net losses and expenses of repossessed assets	1,570	6,708	2,705
Other non-personnel expense	62,410	61,074	67,374
Operating expense	131,450	133,093	133,281

Income before taxes	66,994	45,653	30,321
Federal and state income tax	24,118	16,435	10,916
Net income	$42,876	$29,218	$19,405

Average assets	$4,933,463	$4,479,689	$4,166,690
Average loans	3,417,235	3,320,173	3,606,579
Average deposits	4,368,967	3,901,364	3,701,415
Average invested capital	473,939	479,390	493,074
Return on assets	0.87%	0.65%	0.47%
Return on invested capital	9.05%	6.09%	3.94%
Efficiency ratio	65.30%	68.24%	71.73%
Net charge-offs to average loans	0.09%	0.49%	0.62%

Net income in the Texas market increased $13.7 million or 47% over 2010 primarily due to a decrease in net loans charged off and net losses and expenses of repossessed assets.

Net interest revenue increased $3.4 million or 3% over the prior year.  Average assets increased primarily due to a $468 million or 12% increase in average deposits which were sold to the funds management unit.  Average loans outstanding grew by $97 million or 3% over the prior year.

Net loans charged-off decreased $13.1 million to $3.2 million or 0.09% of average loans in 2011.

Fees and commissions revenue increased $2.9 million or 5% over 2010 due primarily to a $2.6 million increase in trust fees and commissions.  Brokerage and trading revenue and transaction card revenue increased over 2010, offset by decreased deposit service charges and mortgage banking revenue.

Other operating expenses decreased $1.6 million or 1% compared to the previous year.  Personnel costs increased $2.2 million primarily due to increased incentive compensation.  Net losses and operating expense of repossessed assets decreased $5.1 million compared to the prior year.  Other non-personnel costs were up $1.3 million or 2%.

New Mexico Market

Net income attributed to our New Mexico market totaled $14.3 million or 7% of consolidated net income, a $5.4 million or 61% increase over the prior year.  Net interest revenue increased $1.3 million or 4% over the prior year.  Average deposit balances increased $11.3 million or 1%.  Average demand deposit balances increased $50 million or 22%, partially offset by a $38 million or 8% decrease in average time deposits balances.  Net charge-offs declined by $4.3 million to $2.0 million or 0.28% of average loans compared to $6.3 million or 0.87% of average loans for 2010.  Fees and commissions revenue increased $3.2 million over the prior year due primarily to increased mortgage banking revenue.  Increased brokerage and trading revenue, transaction card revenues and trust fees and commissions were mostly offset by a decrease in deposit service charges and fees.  Other operating expenses were flat compared to the prior year.

Table 16 – New Mexico
(Dollars in thousands)
	Year ended December 31,
	2011	2010	2009
Net interest revenue	$33,959	$32,649	$32,788
Net loans charged-off	1,959	6,269	6,420
Net interest revenue after net loans charged- off	32,000	26,380	26,368

Other operating revenue – fees and commissions revenue	31,165	27,994	23,949

Personnel expense	13,704	13,135	12,647
Net losses and expenses of repossessed assets	2,019	2,891	1,029
Other non-personnel expense	24,112	23,815	25,868
Operating expense	39,835	39,841	39,544

Income before taxes	23,330	14,533	10,773
Federal and state income tax	9,075	5,653	4,191
Net income	$14,255	$8,880	$6,582

Average assets	$1,390,700	$1,329,578	$1,248,283
Average loans	707,723	719,160	809,626
Average deposits	1,242,964	1,231,643	1,146,942
Average invested capital	82,296	83,188	85,750
Return on assets	1.03%	0.67%	0.53%
Return on invested capital	17.32%	10.67%	7.68%
Efficiency ratio	61.17%	65.70%	69.70%
Net charge-offs to average loans	0.28%	0.87%	0.79%

Arkansas Market

Net income for the Arkansas market totaled $6.0 million, up $2.1 million or 52% over 2010.  Net interest revenue decreased $2.0 million primarily due to a $57 million decrease in average loans.  Loans in the Arkansas market continue to decrease due to the run-off of indirect automobile loans.  Average deposits attributed to the Arkansas market were up $14 million or 7% over 2010, primarily related to increases in commercial banking deposits, partially offset by decreased wealth management and consumer deposit balances.  Net loans charged off decreased $4.0 million to $2.7 million or 1.00% of average loans in 2011, compared to $6.7 million or 2.04% of average loans in 2010.  Other operating revenue decreased $3.6 million or 9% compared to 2010, primarily on decreased securities trading revenue at our Little Rock office, partially offset by increased mortgage banking and transaction card revenue.  Other operating expenses decreased $5.0 million due primarily to decreased incentive compensation costs related to securities trading activity.

Table 17 – Arkansas
(Dollars in thousands)
	Year ended December 31,
	2011		2010	2009
Net interest revenue	$8,213		$10,222	$11,741
Net loans charged-off	2,747		6,734	3,469
Net interest revenue after net loans charged- off	5,466		3,488	8,272

Fees and commissions revenue	37,611		41,258	37,137
Loss on financial instruments and other assets, net	–		–	(18)
Other operating revenue	37,611		41,258	37,119

Personnel expense	17,641		21,601	20,060
Net losses and expenses of repossessed assets	548		1,108	585
Other non-personnel expense	15,066		15,573	7,150
Operating expense	33,255		38,282	27,795

Income before taxes	9,822		6,464	17,596
Federal and state income tax	3,821		2,514	6,845
Net income	$6,001		$3,950	$10,751

Average assets	$291,560		$357,178	$424,971
Average loans	273,382		330,136	409,281
Average deposits	210,083		196,372	155,981
Average invested capital	23,564		23,232	24,460
Return on assets	2.06	%0+	1.11%	2.53%
Return on invested capital	25.47%		17.00%	43.95%
Efficiency ratio	72.57%		74.36%	56.87%
Net charge-offs to average loans	1.00%		2.04%	0.85%

Colorado Market

Net income attributed to our Colorado market increased $7.3 million or 250% over 2010 due primarily to a decrease in net loans charged off.  Net loans charged-off decreased $8.7 million to $2.3 million or 0.29% of average loans.  Net interest income was up $1.3 million or 4% over the prior year.  Average deposit balances increased $128 million or 11% over the prior year.  Increased commercial and wealth management deposits were partially offset by decreased consumer deposit balances.  Average loan balances increased $15 million or 2%.  Other operating revenue was up $891 thousand over the prior year due primarily to increased mortgage banking revenue.  Operating expenses were down $1.0 million or 3% compared to the prior year due primarily to a decrease in net losses and operating expenses of repossessed assets.  Increased personnel costs were mostly offset by decreases in other non-personnel costs.

Table 18 – Colorado
(Dollars in thousands)
	Year ended December 31,
	2011	2010	2009
Net interest revenue	$34,018	$32,706	$36,689
Net loans charged-off	2,279	10,973	24,857
Net interest revenue after net loans charged- off	31,739	21,733	11,832

Fees and commissions revenue	22,588	21,703	18,237
Loss on financial instruments and other assets, net	–	(6)	(2)
Other operating revenue	22,588	21,697	18,235

Personnel expense	18,388	17,050	17,378
Net losses and expenses of repossessed assets	402	1,429	1,260
Other non-personnel expense	18,839	20,174	22,237
Operating expense	37,629	38,653	40,875

Income (loss) before taxes	16,698	4,777	(10,808)
Federal and state income tax	6,496	1,858	(4,204)
Net income (loss)	$10,202	$2,919	$(6,604)

Average assets	$1,343,816	$1,219,195	$1,217,287
Average loans	782,583	767,983	908,919
Average deposits	1,273,794	1,145,887	1,137,888
Average invested capital	118,749	123,910	129,897
Return on assets	0.76%	0.24%	(0.54%)
Return on invested capital	8.59%	2.36%	(5.08%)
Efficiency ratio	66.48%	71.04%	74.42%
Net charge-offs to average loans	0.29%	1.43%	2.73%

Arizona Market

The Arizona market’s performance continued to improve during 2011.  The net loss attributed to the Arizona market narrowed from $22.8 million in 2010 to $8.0 million in 2011.  Net loans charged off improved by $15.8 million to $6.6 million or 1.14% of average loans attributed to the Arizona market.  Net losses and operating expenses on repossessed assets decreased by $3.7 million compared to the prior year.  Excluding these credit costs, we continue to see improvement in the Arizona market.  Net interest revenue increased $4.4 million or 38% over the prior year.  Average loans balances grew by $40 million or 60% and average deposit balances increased $37 million or 17%.  Growth was primarily related to commercial loans and deposits.  Other operating revenue increased $773 thousand.  Deposit service charges, transaction card revenues and trust fees and commissions all increased over the prior year, partially offset by a decrease in mortgage banking revenue.  Excluding net losses and operating expenses of repossessed assets, other operating expense decreased $496 thousand compared to the prior year.

We continue to focus on growth in commercial and small business lending and wealth management services in the Arizona market.  We have significantly scaled back commercial real estate lending activities which were not contemplated in our initial expansion into the market.  Loan and repossessed assets losses are largely due to commercial real estate lending.  Assets attributed to the Arizona market include $16 million of goodwill that may be impaired in future periods if these growth plans are unsuccessful.

Table 19 – Arizona
(Dollars in thousands)
	Year ended December 31,
	2011	2010	2009
Net interest revenue	$16,237	$11,792	$11,175
Net loans charged-off	6,578	22,423	39,694
Net interest revenue after net loans charged- off	9,659	(10,631)	(28,519)

Fees and commissions revenue	5,495	5,071	3,404
Gain (loss) on financial instruments and other assets, net	349	–	(20)
Other operating revenue	5,844	5,071	3,384

Personnel expense	9,584	9,944	11,104
Net losses and expenses of repossessed assets	10,402	14,117	3,413
Other non-personnel expense	8,578	7,722	6,962
Operating expense	28,564	31,783	21,479

Loss before taxes	(13,061)	(37,343)	(46,614)
Federal and state income tax	(5,081)	(14,526)	(18,133)
Net loss	$(7,980)	$(22,817)	$(28,481)

Average assets	$641,340	$609,467	$631,642
Average loans	574,770	522,035	564,699
Average deposits	255,487	218,865	182,209
Average invested capital	65,024	65,242	71,436
Return on assets	(1.24%)	(3.74%)	(4.51%)
Return on invested capital	(12.27%)	(34.97%)	(39.87%)
Efficiency ratio	131.44%	188.48%	147.33%
Net charge-offs to average loans	1.14%	4.30%	7.03%

Kansas/Missouri Market

Net income attributed to the Kansas/Missouri market totaled $3.9 million for 2011 compared to $4.1 million for 2010.  Net interest revenue increased $2.2 million or 24%.  Average loan balances increased $67 million.  Average deposit balances increased $63 million due primarily to increased commercial deposits offset by lower wealth management and consumer deposits.  Other operating revenue increased $3.4 million or 17% primarily due to increased trust fees and commissions and mortgage banking revenue, partially offset by decreased brokerage and trading revenues.  Other operating expenses increased $4.2 million due primarily to increased personnel costs as a result of increased headcount and increased corporate expense allocations on increased transaction activity.

Table 20 – Kansas/Missouri
(Dollars in thousands)
	Year ended December 31,
	2011	2010	2009
Net interest revenue	$11,675	$9,428	$7,927
Net loans charged-off	2,523	782	920
Net interest revenue after net loans charged- off	9,152	8,646	7,007

Fees and commissions revenue	22,773	19,386	19,905
Loss on financial instruments and other assets, net	–	–	(29)
Other operating revenue	22,773	19,386	19,876

Personnel expense	14,372	12,975	11,622
Net losses (gains) and expenses of repossessed assets	176	(67)	104
Other non-personnel expense	10,974	8,392	4,632
Operating expense	25,522	21,300	16,358

Income before taxes	6,403	6,732	10,525
Federal and state income tax	2,491	2,619	4,094
Net income	$3,912	$4,113	$6,431

Average assets	$376,652	$309,230	$310,649
Average loans	364,517	297,604	299,861
Average deposits	302,632	239,759	158,665
Average invested capital	27,754	22,744	20,795
Return on assets	1.04%	1.33%	2.07%
Return on invested capital	14.10%	18.08%	30.93%
Efficiency ratio	74.09%	73.92%	58.77%
Net charge-offs to average loans	0.69%	0.26%	0.31%

Assessment of Financial Condition

Securities

We maintain a securities portfolio to enhance profitability, support interest rate risk management strategies, provide liquidity and comply with regulatory requirements.  Securities are classified as trading, held for investment, available for sale.  See Note 2 to the consolidated financial statements for additional discussion of the securities portfolio.

Table 21 – Securities
(Dollars in thousands)
	December 31,
	2011			2010		2009
	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading:
Obligations of the U.S. Government	$22,140		$22,203	$3,890	$3,873	$21,395	$21,260
U.S. agency residential mortgage-backed securities	12,320		12,379	26,979	27,271	16,001	15,999
Municipal and other tax-exempt securities	38,693		39,345	23,610	23,396	26,897	26,813
Other trading securities	2,864		2,873	929	927	1,296	1,282
Total	$76,017		$76,800	$55,408	$55,467	$65,589	$65,354

Investment:
Municipal and other tax-exempt	$128,697		$133,670	184,898	188,577	$232,568	$238,847
U.S. agency residential mortgage-backed securities – Other	121,704	1	120,536	–	–	–	–
Other debt securities	188,835		208,451	154,655	157,528	7,837	7,857
Total	$439,236		$462,657	$339,553	$346,105	$240,405	$246,704

Available for sale:
U.S. Treasury	$1,001		$1,006	$–	$–	$6,998	$7,020
Municipal and other tax-exempt	66,435		68,837	72,190	72,942	61,268	62,201
Residential mortgage-backed securities:
U.S. agencies	9,297,389		9,588,177	8,193,705	8,446,909	7,645,817	7,809,328
Privately issue	503,068		419,166	714,430	644,209	961,378	792,362
Total residential mortgage-backed securities	9,800,457		10,007,343	8,908,135	9,091,118	8,607,195	8,601,690
Other debt securities	36,298		36,495	6,401	6,401	17,174	17,147
Perpetual preferred stocks	19,171		18,446	19,511	22,114	19,224	22,275
Equity securities and mutual funds	33,843		47,238	29,181	43,046	35,414	50,165
Total	$9,957,205		$10,179,365	$9,035,418	$9,235,621	$8,747,273	$8,760,498
Fair value option securities:
U.S. agency residential mortgage-backed securities	$606,875		$626,109	$433,662	$428,021	$288,076	$285,950
Corporate debt securities	25,099		25,117	–	–	–	–
Total	$631,974		$651,226	$433,662	$428,021	$288,076	$285,950
1
Includes $12 million of remaining net unrealized gain which remains in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets related to certain U.S. government agency residential mortgage-backed securities transferred from the Available for Sale portfolio to the Investment portfolio in 2011.  See Note 2 to the Consolidated Financial Statements for additional discussion.

We intend to sell trading securities to our customers for a profit.  Trading securities are carried at fair value.  Changes in fair value are recognized in current period income.

At December 31, 2011, the carrying value of investment (held-to-maturity) securities was $439 million and the fair value was $463 million.
Investment (held-to-maturity) securities consist primarily of long-term, fixed-rate Oklahoma municipal bonds and taxable Texas school construction bonds and U.S. agency residential mortgage-backed securities.  The investment securities portfolio is diversified among issuers.  Excluding, U.S. government agencies, the largest obligation of any single issuer is $30 million.  Substantially all of the municipal bonds are general obligations of the issuer.  Approximately $93 million of the taxable Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.  We transferred $120 million of residential mortgage-backed securities issued by U.S. government agencies to the investment portfolio during 2011 as discussed in greater detail in Note 2 to the Consolidated Financial Statements.

Available for sale securities, which may be sold prior to maturity, are carried at fair value.  Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.  The amortized cost of available for sale securities totaled $10.0 billion at December 31, 2011, up $922 million over December 31, 2010.  At December 31, 2011, residential mortgage-backed securities represented 98% of total available for sale securities.  A summary of our securities follows in Table 21.  Additional details regarding securities concentrations appears in Note 2 to the Consolidated Financial Statements.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates.  We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security.  Current interest rates are historically low and prices for residential mortgage-backed securities are historically high resulting in low effective durations.  Our best estimate of the duration of the residential mortgage-backed securities portfolio at December 31, 2011 is 1.7 years.  Management estimates that the duration would extend to approximately 3.1 years assuming an immediate 200 basis point upward rate shock.  The estimated duration contracts to 1.4 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans.  We mitigate this risk by primarily investing in securities issued by U.S. government agencies.  Principal and interest payments on the underlying loans are fully guaranteed.  At December 31, 2011, approximately $9.3 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies.  The fair value of these residential mortgage-backed securities totaled $9.6 billion at December 31, 2011.

We also hold amortized cost of $503 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions; a decrease of $211 million from December 31, 2010.  The decrease was primarily due to $189 million of cash received and $21.9 million of other-than-temporary impairment losses charged against earnings during 2011.  The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $419 million at December 31, 2011.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $335 million of Jumbo-A residential mortgage loans and $168 million of Alt-A residential mortgage loans.  Jumbo-A residential mortgage loans generally meet government agency underwriting standards, but have loan balances that exceed agency maximums.  Alt-A residential mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards.  Credit risk on residential mortgage-baked securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support.  All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage-backed securities held that were originated in 2007 and 2006.  The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 10.5% and currently stands at 3.2%.  The Jumbo-A residential mortgage-backed securities had original credit enhancement of 8.8% and the current level is 7.6%.  Approximately 81% of our Alt-A residential mortgage-backed securities represented pools of fixed-rate mortgage loans.  None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”).  Approximately 24% of our Jumbo-A residential mortgage-backed securities represents pools of fixed rate mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

Privately issued residential mortgage-backed securities with a total amortized cost of $460 million were rated below investment grade at December 31, 2011 by at least one of the nationally-recognized rating agencies.  Net unrealized losses on the below investment grade residential mortgage-backed securities totaled $79 million at December 31, 2011.  Net unrealized losses on these same below investment grade securities were $62 million at December 31, 2010

Our portfolio of available for sale securities also included preferred stocks issued by six financial institutions.  These preferred stocks have certain debt-like features such as a quarterly dividend based on LIBOR.  However, the issuers of these stocks have no obligation to redeem them.  At December 31, 2011, these stocks have an aggregate carrying value of $19 million and an aggregate fair value of $18 million.

The aggregate gross amount of unrealized losses on available for sale securities totaled $86 million at December 31, 2011.  On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements.  Other-than-temporary impairment charges of $23.5 million were recognized in earnings in 2011 on certain privately issued residential mortgage-backed securities and other municipal securities we do not intend to sell.

Certain residential mortgage-backed securities issued by U.S. government agencies, identified as fair value option securities, have been designated as economic hedges of mortgage servicing rights.  In addition, certain corporate debt securities are economically hedged by derivative contracts.  We have elected to carry these securities at fair value with changes in fair value recognized in current period income.  These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights and related derivative contracts.

Bank-Owned Life Insurance

We have approximately $263 million invested in bank-owned life insurance at December 31, 2011.  These investments are expected to provide a long-term source of earnings to support existing employee benefit programs.  Approximately $232 million is held in separate accounts.  Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities.  The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines.  The cash surrender value of the life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments.  At December 31, 2011, cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $254 million.  As the underlying fair value of the investments held in a separate account at December 31, 2011 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap.  The stable value wrap is provided by a domestic financial institution.  The remaining cash surrender value of $31 million primarily represented the cash surrender value of policies held in the general accounts and amounts due from various insurance companies.

At December 31, 2010, our investment in bank-owned life insurance was approximately $255 million, with $224 million held in separate accounts.  The cash surrender value was approximately $239 million at December 31, 2010 and no cash surrender value was supported by the stable value wrap as the underlying fair value of the investments held in the separate account exceeded the book value of the investments.  The remaining cash surrender value held in general accounts and due from various insurance companies was $31 million at December 31, 2010.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $11.3 billion at December 31, 2011, a $627 million or 6% increase over December 31, 2010.

Table 22 – Loans
(In thousands)
	December 31,
	2011	2010	2009	2008	2007
Commercial:
Energy	$2,015,619	$1,711,409	$1,911,994	$2,311,813	$1,954,967
Services	1,745,189	1,580,921	1,807,824	2,038,451	1,733,569
Wholesale/retail	962,984	1,010,246	921,830	1,165,099	1,084,379
Healthcare	976,481	809,625	792,538	777,154	685,131
Manufacturing	350,834	325,191	404,061	497,957	493,185
Integrated food services	208,738	204,283	160,549	197,629	240,469
Other commercial and industrial	311,609	292,321	209,044	423,500	569,884
Total commercial	6,571,454	5,933,996	6,207,840	7,411,603	6,761,584

Commercial real estate:
Retail	509,743	405,540	423,260	371,228	423,118
Office	406,508	457,450	463,316	459,357	421,163
Multifamily	368,519	369,242	360,436	316,596	214,388
Construction and land development	327,480	447,864	645,295	926,226	1,007,414
Industrial	277,733	182,093	146,707	149,367	154,255
Other commercial real estate	389,926	415,161	452,420	478,474	502,746
Total commercial real estate	2,279,909	2,277,350	2,491,434	2,701,248	2,723,084

Residential mortgage:
Permanent mortgage	1,150,321	1,202,559	1,274,707	1,253,959	1,075,413
Permanent mortgages guaranteed by U.S. government agencies	184,973	72,385	28,633	19,316	16,969
Home equity	635,167	553,304	490,282	479,299	442,223
Total residential mortgage	1,970,461	1,828,248	1,793,622	1,752,574	1,534,605

Consumer:
Indirect automobile	105,149	239,576	454,508	692,615	625,203
Other consumer	342,770	363,866	332,294	317,966	296,094
Total consumer	447,919	603,442	786,802	1,010,581	921,297

Total	$11,269,743	$10,643,036	$11,279,698	$12,876,006	$11,940,570
Outstanding commercial loans balances grew in most geographical regions in 2011, increasing $637 million.  Commercial real estate loans were up $2.6 million.  Residential mortgage loans increased $142 million in 2011 due primarily to an increase in loans guaranteed by U.S. government agencies.  These loans represent loans previously sold to GNMA mortgage pools that are reacquired when certain delinquency criteria are met.  Consumer loans decreased $156 million during 2011 primarily related to the continued runoff of indirect automobile loans related to the previously announced decision to curtail that business in favor of a customer-focused direct approach to consumer lending.  A breakdown of the loan portfolio by primary market based on where we manage the account follows on Table 23.  This breakdown may not always represent the location of the borrower or the collateral.

Table 23 – Loans by Principal Market Area
(In thousands)
	December 31,
	2011	2010	2009	2008	2007
Oklahoma:
Commercial	$2,697,623	$2,581,082	$2,649,252	$3,356,520	$3,224,013
Commercial real estate	600,703	726,409	820,578	843,576	885,866
Residential mortgage	1,429,069	1,253,466	1,228,822	1,196,924	1,080,483
Consumer	236,056	336,492	451,829	579,809	576,070
Total Oklahoma	$4,963,451	$4,897,449	$5,150,481	$5,976,829	$5,766,432
Texas:
Commercial	$2,214,462	$1,888,635	$2,017,081	$2,353,860	$1,997,659
Commercial real estate	830,831	686,956	735,338	825,769	830,980
Residential mortgage	266,050	297,027	313,113	315,438	278,842
Consumer	126,280	146,986	170,062	212,820	142,958
Total Texas	$3,437,623	$3,019,604	$3,235,594	$3,707,887	$3,250,439
New Mexico:
Commercial	$252,367	$279,432	$341,802	$418,732	$473,262
Commercial real estate	316,853	314,781	305,061	286,574	252,884
Residential mortgage	100,581	88,392	86,415	98,018	84,336
Consumer	18,519	19,583	17,473	18,616	16,105
Total New Mexico	$688,320	$702,188	$750,751	$821,940	$826,587
Arkansas:
Commercial	$86,111	$84,775	$103,443	$103,446	$106,328
Commercial real estate	127,687	116,989	132,436	134,015	124,317
Residential mortgage	14,511	13,155	16,849	16,875	16,393
Consumer	36,061	72,787	124,265	175,647	163,626
Total Arkansas	$264,370	$287,706	$376,993	$429,983	$410,664
Colorado:
Commercial	$559,127	$470,500	$545,724	$660,546	$490,373
Commercial real estate	153,855	197,180	239,970	261,820	252,537
Residential mortgage	64,437	72,310	66,504	53,875	26,556
Consumer	21,651	21,409	17,362	16,141	16,457
Total Colorado	$799,070	$761,399	$869,560	$992,382	$785,923
Arizona:
Commercial	$288,536	$231,117	$199,143	$211,356	$157,341
Commercial real estate	192,731	201,018	227,249	319,525	342,673
Residential mortgage	82,202	89,245	65,047	62,123	46,269
Consumer	5,505	3,445	3,461	6,075	5,522
Total Arizona	$568,974	$524,825	$494,900	$599,079	$551,805
Kansas/Missouri:
Commercial	$473,228	$398,455	$351,395	$307,143	$312,608
Commercial real estate	57,249	34,017	30,802	29,969	33,827
Residential mortgage	13,611	14,653	16,872	9,321	1,726
Consumer	3,847	2,740	2,350	1,473	559
Total Kansas/Missouri	$547,935	$449,865	$401,419	$347,906	$348,720
Total BOK Financial loans	$11,269,743	$10,643,036	$11,279,698	$12,876,006	$11,940,570

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

The commercial loan portfolio increased $637 million during 2011 to $6.6 billion at December 31, 2011.  Energy sector loans increased $304 million over 2010 primarily in the Texas, Oklahoma and Colorado markets.  Healthcare sector loans increased $167 million primarily in the Oklahoma, Texas, Arizona and Colorado markets.  Service sector loans increased $164 million primarily in the Texas, Kansas/Missouri and Oklahoma markets.  Wholesale/retail sector loans decreased $47 million primarily due to a decrease in loans attributed to the Texas and Oklahoma markets, partially offset by an increase in loans to the Arizona market.

The commercial sector of our loan portfolio is distributed as follows in Table 24.

Table 24 – Commercial Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total

Energy	$969,131	$790,903	$–	$254	$254,224	$–	$1,107	$2,015,619
Services	505,910	590,660	160,652	13,588	194,842	123,304	156,233	1,745,189
Healthcare	574,105	248,763	11,040	5,826	68,599	45,683	22,465	976,481
Wholesale/retail	385,708	371,879	51,290	29,000	19,412	76,420	29,275	962,984
Manufacturing	162,546	113,014	6,794	1,184	15,686	25,660	25,950	350,834
Integrated food services	17,215	7,803	–	31	1,821	–	181,868	208,738
Other commercial and industrial	83,008	91,440	22,591	36,228	4,543	17,469	56,330	311,609
Total commercial loans	$2,697,623	$2,214,462	$252,367	$86,111	$559,127	$288,536	$473,228	$6,571,454

Supporting the energy industry with loans to producers and other energy-related entities has been a hallmark of the Company since its founding and represents the largest portion of our commercial loan portfolio.  In addition, energy production and related industries have a significant impact on the economy in our primary markets.  Loans collateralized by oil and gas properties are subject to a semi-annual engineering review by our internal staff of petroleum engineers.  This review is utilized as the basis for developing the expected cash flows supporting the loan amount.  The projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties.  Loans are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current pricing levels and with existing conventional equipment and operating methods and costs.  As part of our evaluation of credit quality, we analyze rigorous stress tests over a range of commodity prices and take proactive steps to mitigate risk when appropriate.  .  Based on our most recent evaluation of changes in energy prices on our loan portfolio, a decrease in natural gas prices to $2.00 per MMBTU in 2012 and oil prices to $55.00 per barrel in 2012 would not significantly impact the credit quality of our energy loan portfolio.

Energy loans totaled $2.0 billion or 18% of total loans.  Outstanding energy loans increased $304 million during 2011.  Unfunded energy loan commitments decreased $30 million during 2011 to $2.0 billion at December 31, 2011.

Energy loans to oil and gas producers totaled approximately $1.7 billion, up $265 million or 18% over the prior year.  Approximately 53% of the committed production loans are secured by properties primarily producing oil and 47% are secured by properties primarily producing natural gas.  Loans to borrowers that provide services to the energy industry increased approximately $62 million over the prior year to $94 million.  Loans to borrowers engaged in wholesale or retail energy sales decreased $18 million compared to the prior year to $169 million and loans to borrowers that manufacture equipment for the energy industry decreased $2.3 million compared to the prior year to $24 million at December 31, 2011.

The services sector of the loan portfolio totaled $1.7 billion or 15% of total loans and consists of a large number of loans to a variety of businesses including community foundations, communications, educational, gaming, and transportation services.  Service sector loans increased $164 million in 2011.  Approximately $993 million of the services category is made up of loans with individual balances of less than $10 million.  Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.  Loans in this sector may also be secured by personal guarantees of the owners or related parties.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers.  Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants.  At December 31, 2011, the outstanding principal balance of these loans totaled $1.9 billion.  Substantially all of these loans are to borrowers with local market relationships.  We serve as the agent lender in approximately 18% of our shared national credits, based on dollars committed.  We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits.  Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.  In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.  Risk grading provided by the regulators in the third quarter of 2011 did not differ significantly from management’s assessment.

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

Commercial real estate loans totaled $2.3 billion or 20% of the loan portfolio at December 31, 2011.  Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%.  The outstanding balance of commercial real estate loans increased $2.6 million over the prior year.  The commercial real estate sector of our loan portfolio is distributed as follows in Table 25.

Table 25 – Commercial Real Estate Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Retail	$117,520	$213,784	$60,544	$12,357	$19,000	$64,924	$21,614	$509,743
Office	73,443	187,805	79,969	12,811	20,251	32,166	63	406,508
Multifamily	128,170	124,477	21,000	60,033	8,841	17,152	8,846	368,519
Construction and land development	106,357	57,916	57,224	11,083	65,020	21,805	8,075	327,480
Industrial	58,665	163,833	27,492	566	1,024	16,166	9,987	277,733
Other commercial real estate	116,548	83,016	70,624	30,837	39,719	40,518	8,664	389,926
Total commercial real estate loans	$600,703	$830,831	$316,853	$127,687	$153,855	$192,731	$57,249	$2,279,909

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $120 million during the year to $327 million at December 31, 2011 primarily due to payments.  In addition, $14 million of construction and development loans were transferred to other real estate owned and $6.3 million were charged off.  This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed.  Loans secured by retail facilities increased $104 million or 26% in 2011 and loans secured by industrial facilities increased $96 million over in 2011, both primarily in the Texas market.  Loans secured by office buildings decreased $51 million and other commercial real estate loans decreased $25 million.

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

Residential mortgage loans totaled $2.0 billion, up $142 million or 8% since December 31, 2010.  In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans.  We have no concentration in sub-prime residential mortgage loans.  Our residential mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

The majority of our permanent mortgage loan portfolio is composed of various non-conforming residential mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals.  At December 31, 2011, the aggregate outstanding balance of loans in these programs was $988 million.  Jumbo loans may be fixed or variable rate and are fully amortizing.  The size of jumbo loans exceed maximums set under government sponsored entity standards, but otherwise generally conform to those standards.  These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%.  Loan-to-value ratios (“LTV”) are tiered from 60% to 100%, depending on the market.  Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain healthcare professionals.  Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.  The permanent residential mortgage loan portfolio balance decreased $52 million in 2011 and $72 million in 2010, generally due to refinancing of variable rate loans into fixed rate loans in the current low-rate environment.

At December 31, 2011, approximately $84 million or 7% of the non-guaranteed portion of the permanent mortgage loan portfolio consists of first lien, fixed rate residential mortgage loans originated under various community development programs, down $12 million from December 31, 2010.  These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation.  However, these loans do have a higher risk of delinquency and losses given default than traditional residential mortgage loans.  The initial maximum LTV of loans in these programs was 103%.

At December 31, 2011, $185 million of permanent residential mortgage loans are guaranteed by U.S. government agencies.  We have minimal credit exposure on loans guaranteed by the agencies.  This amount includes $53 million of residential mortgage loans previously sold into GNMA mortgage pools.  The Company may repurchase these loans when certain defined delinquency criteria are met.  Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them in the Consolidated Balance Sheet.  The remaining amount represents loans that the Company has repurchased from GNMA mortgage pools.  The increase in guaranteed residential mortgage loans is due to a growing volume of delinquent loans and the time requirements to either modify or foreclose.  We do not initiate foreclosure on loans with pending modification requests.

Home equity loans totaled $635 million at December 31, 2011, an $82 million or 15% increase over the prior year.  Approximately 66% of the home equity loan portfolio is comprised of junior lien loans and 34% of the home equity loan portfolio is comprised of first lien loans.  Approximately $80 million of the increase in total outstanding home equity loan balance is from the first lien product.  These loans generally result from refinancing of existing loans at terms of 15 years or less.  Junior lien loans are distributed 78% to amortizing term loans and 22% to revolving lines of credit.  Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%.  The maximum loan amount available for our home equity loan products is generally $400 thousand.

Indirect automobile loans decreased $135 million from the prior year, primarily due to the previously disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach.  Other consumer loans decreased $21 million during 2011.

The composition of residential mortgage and consumer loans at December 31, 2011 is as follows in Table 26.  All permanent residential mortgage loans originated and serviced by our mortgage banking unit are attributed to the Oklahoma market.  Other permanent residential mortgage loans originated by the Bank are attributed to their respective principal market.

Table 26 – Residential Mortgage and Consumer Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Residential mortgage:
Permanent mortgage	$853,173	$162,245	$10,106	$9,507	$40,666	$67,245	$7,379	$1,150,321
Permanent mortgages guaranteed by U.S. government agencies	184,973	–	–	–	–	–	–	184,973
Home equity	390,923	103,805	90,475	5,004	23,771	14,957	6,232	635,167
Total residential mortgage	$1,429,069	$266,050	$100,581	$14,511	$64,437	$82,202	$13,611	$1,970,461

Consumer:
Indirect automobile	$56,909	$17,746	$–	$30,494	$–	$–	$–	$105,149
Other consumer	179,147	108,534	18,519	5,567	21,651	5,505	3,847	342,770
Total consumer	$236,056	$126,280	$18,519	$36,061	$21,651	$5,505	$3,847	$447,919

Table 27 – Loan Maturity and Interest Rate Sensitivity at December 31, 2011
(In thousands)
		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$6,571,454	$1,563,453	$4,229,067	$778,934
Commercial real estate	2,279,909	698,128	1,272,386	309,395
Total	$8,851,363	$2,261,581	$5,501,453	$1,088,329
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$4,225,698	$594,113	$2,965,036	$666,549
Floating or adjustable interest rates	4,625,665	1,667,468	2,536,417	421,780
Total	$8,851,363	$2,261,581	$5,501,453	$1,088,329

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business.  These arrangements included unfunded loan commitments which totaled $6.1 billion and standby letters of credit which totaled $613 million at December 31, 2011.  Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors.  Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party.  Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Approximately $3.8 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at December 31, 2011.

Table 28 – Off-Balance Sheet Credit Commitments
(In thousands)
	As of December 31,
	2011	2010	2009	2008	2007
Loan commitments	$6,050,208	$5,193,545	$5,001,338	$5,015,660	$5,345,736
Standby letters of credit	613,457	534,565	588,091	598,618	555,758
Mortgage loans sold with recourse	253,834	289,021	330,963	391,188	392,534

As more fully described in Note 7 to the Consolidated Financial Statements, we have off-balance sheet obligations related to certain residential mortgage loans originated under community development programs that were sold to U.S. government agencies with full recourse.  These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties.  The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties.  We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure.  At December 31, 2011, the principal balance of loans sold subject to recourse obligations totaled $259 million, down from $289 million at December 31, 2010.  Substantially all of these loans are to borrowers in our primary markets including $182 million to borrowers in Oklahoma, $25 million to borrowers in Arkansas, $16 million to borrowers in New Mexico, $15 million to borrowers in Kansas/Missouri and $12 million to borrowers in Texas.

Under certain conditions, we also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements.  At December 31, 2011, we have unresolved deficiency requests from the agencies on 247 loans with an aggregate outstanding balance of $37 million.  At December 31, 2010 we had unresolved deficiency requests from the agencies on 140 loans with an aggregate outstanding balance of $22 million.  For 2011 and 2010 combined, 9% of the repurchase requests made by the agencies have currently resulted in actual repurchases or indemnification by the Company.  We repurchased 10 loans from the agencies during 2011 for $1.0 million and recognized $295 thousand in losses.  We provided indemnification for 10 additional loans with an unpaid principal balance of $1.1 million.  We repurchased 11 loans for approximately $301 thousand from the agencies during 2010, which resulted in no losses to the Company.  During 2010, the Company established an accrual for credit losses related to potential loan repurchases under representations and warranties which is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings.  This accrual totaled $2.2 million at December 31, 2011.

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

We recognized $4.4 million of credit losses from the customer derivative program in 2011, including $2.7 million of realized losses from two customers who used interest rate based derivatives to hedge their mortgage loan production.  These customers were unable to settle contracts as required.  We also recognized a $1.7 million impairment charge on amounts owed to us by MF Global which filed for bankruptcy protection on October 31, 2011.  The remaining amount owed to us from MF Global after receiving partial distributions from the bankruptcy trustee is $8.5 million.  As of December 31, 2011, the remaining amount due was written down to $6.8 million based on our evaluation of the amount we expect to recover.  Credit losses on customer derivatives reduce brokerage and trading revenue.

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

Derivative contracts are carried at fair value.  At December 31, 2011, the net fair values of derivative contracts reported as assets under these programs totaled $287 million, up from $268 million at December 31, 2010.  Derivative contracts carried as assets included interest rate contracts with fair values of $150 million, foreign exchange contracts with fair values of $73 million and energy contracts with fair values of $63 million.  The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $236 million.

At December 31, 2011, total derivative assets were reduced by $12 million of cash collateral received from counterparties and total derivative liabilities were reduced by $74 million of cash collateral delivered to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2011 follows in Table 29.

Table 29 – Fair Value of Derivative Contracts by Category of Debtor
(In thousands)
Customers	$190,422
Banks and other financial institutions	65,991
Exchanges	21,026
Energy companies	10,039
Fair value of customer hedge asset derivative contracts, net	$287,478

The largest exposure to a single counterparty, an energy customer, totaled $13 million at December 31, 2011.

Our customer derivative program also introduces liquidity and capital risk.  We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceed established limits.  Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets.  These risks are modeled as part of the management of these programs.  Based on current prices, a decrease in market prices equivalent to $32.54 per barrel of oil would increase the fair value of derivative assets for energy contracts by $97 million.  An increase in prices equivalent to $167 per barrel of oil would increase the fair value of derivative assets for energy contracts by $319 million as current prices move further above the fixed prices embedded in our existing contracts.  Liquidity requirements of this program are also affected by our credit rating.  A decrease in our credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $51 million.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk.  The combined allowance for loan and off-balance sheet credit losses totaled $263 million or 2.33% of outstanding loans and 130% of nonaccruing loans at December 31, 2011.  The combined allowance for loan and off-balance sheet credit losses totaled $307 million or 2.89% of outstanding loans and 133% of nonaccruing loans at December 31, 2010.  The allowance for loan losses totaled $253 million or 2.25% of outstanding loans at December 31, 2011 and $293 million or 2.75% of outstanding loans at December 31, 2010.  The decrease in the allowance for loan losses was due to a trend of declining net charge-offs, reduced nonaccruing loans and improvement in other credit quality indicators.  The accrual for off-balance sheet credit risk was $9.3 million at December 31, 2011 and $14 million at December 31, 2010.  At December 31, 20111, the accrual for off-balance sheet credit risk includes $7.1 million related to a recent Oklahoma Supreme Court ruling that reversed a loan settlement agreement between the Company and the City of Tulsa.  The refund of this settlement will increase future net charge-offs.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and accrual for off-balance sheet credit losses at an amount determined by management to be appropriate based on its evaluation.   The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk.  All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.  The Company recognized a reduction in the combined allowance for credit losses of $6.1 million for 2011.  The provision for credit losses totaled $105 million for 2010.  The decrease in provision for credit losses was due to a trend of declining net charge-offs, reduced nonaccruing loans and improvement in other credit quality indicators.

Table 30 – Summary of Loan Loss Experience
(Dollars in thousands)
Year ended December 31,
Allowance for loan losses:	2011	2010	2009	2008	2007
Beginning balance	$292,971	$292,095	$233,236	$126,677	$109,497
Loans charged off:
Commercial	14,836	27,640	49,725	74,976	14,380
Commercial real estate	15,973	59,962	57,313	19,141	1,795
Residential mortgage	14,107	20,056	16,672	7,223	1,709
Consumer	11,884	16,330	24,789	20,871	13,733
Total	56,800	123,988	148,499	122,211	31,617
Recoveries of loans previously charged off:
Commercial	7,478	9,263	2,546	13,379	4,534
Commercial real estate	2,780	3,179	461	332	110
Residential mortgage	2,334	901	929	366	309
Consumer	5,758	6,265	6,744	6,413	5,558
Total	18,350	19,608	10,680	20,490	10,511
Net loans charged off	38,450	104,380	137,819	101,721	21,106
Provision for (reduction of) allowance for loan losses	(1,040)	105,256	196,678	208,280	34,758
Additions due to acquisitions	–	–	–	–	3,528
Ending balance	$253,481	$292,971	$292,095	$233,236	$126,677
Allowance for off-balance sheet credit losses:
Beginning balance	$14,271	$14,388	$15,166	$20,853	$20,890
Reduction of allowance for off-balance sheet credit losses	(5,010)	(117)	(778)	(5,687)	(37)
Ending balance	$9,261	$14,271	$14,388	$15,166	$20,853
Total provision for (reduction of) allowance for credit losses	$(6,050)	$105,139	$195,900	$202,593	$34,721
Allowance for loan losses to loans outstanding at year-end	2.25%	2.75%	2.59%	1.81%	1.06%
Net charge-offs to average loans	0.35	0.96	1.14	0.81	0.19
Total provision for (reduction of) credit losses to average loans	(0.06)	0.96	1.61	1.62	0.31
Recoveries to gross charge-offs	32.31	15.81	7.19	16.77	33.24
Allowance for loan losses as a multiple of net charge-offs	6.59	x	2.81	x	2.12	x	2.29	x	6.00	x
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.14%	0.25%	0.26%	0.27%	0.35%
Combined allowances for credit losses to loans outstanding at year-end	2.33%	2.89%	2.72%	1.93%	1.24%

Allowance for Loan Losses

The appropriateness of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio.  The allowance consists of specific allowances attributed to certain impaired loans, general allowances based on expected loss rates by loan class and non-specific allowances based on general economic, risk concentration and related factors.

At December 31, 2011 impaired loans totaled $176 million, including $22 million of impaired loans with specific allowances of $5.8 million and $155 million with no specific allowances because the loan balances represent the amounts we expect to recover.  At December 31, 2010, impaired loans totaled $202 million including $33 million of impaired loans with specific allowances of $7.1 million and $169 million with no specific allowances.

General allowances for unimpaired loans are based on an estimated loss rate by loan class.  Estimated loss rate for risk graded loans are either increased or decreased based on changes in risk grading for each loan class.  Estimated loss rate for both risk graded and non-risk graded loans may be further adjusted for inherent risks identified for the given loan class which have not yet been captured in the loss rate.

The aggregate amount of general allowances for all unimpaired loans totaled $201 million at December 31, 2011 and $259 million at December 31, 2010.  The decrease in the aggregate amount of general allowance for unimpaired loans was primarily due to the declining trend of net charge-offs further supported by improvement in risk grading.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or loan type.  These factors include trends in the economy in our primary lending areas, overall growth in the loan portfolio and other relevant factors.  Nonspecific allowances may also be utilized to make adjustments to loss rates determined based on historical information, including consideration of the duration of the business cycle on loss rates.  Nonspecific allowances totaled $46 million at December 31, 2011 and $27 million at December 31, 2010.

The increase in the nonspecific allowance over the prior year included consideration of the bankruptcy filing by a major employer in the Tulsa, Dallas/Ft. Worth and Kansas City markets.  Although we have no direct exposure, the secondary effect on employees, retirees, vendors, suppliers and other business partners could be significant.  The increase in nonspecific allowance also considers the possible impact of the European debt crisis and similar factors on our loan portfolio.

An allocation of the loan loss allowance by loan category follows in Table 31.

Table 31 – Allowance for Loan Losses Allocation
(Dollars in thousands)
	December 31,
	2011		2010		2009		2008		2007
	Allowance	% of Loans1	Allowance	% of Loans1	Allowance	% of Loans1	Allowance	% of Loans1	Allowance	% of Loans1
Loan category:
Commercial	$83,443	58.32%	$104,631	55.75%	$121,320	55.04%	$100,743	57.56%	$49,961	56.07%
Commercial real estate	67,034	20.23	98,709	21.40	104,208	22.09	75,555	20.98	40,807	22.89
Residential mortgage	39,207	17.48	50,281	17.18	27,863	15.90	14,017	13.61	6,156	13.38
Consumer	17,447	3.97	12,614	5.67	20,452	6.97	19,819	7.85	9,962	7.66
Nonspecific allowance	46,350	–	26,736	–	18,252	–	23,102	–	19,791	–
Total	$253,481	100.00%	$292,971	100.00%	$292,095	100.00%	$233,236	100.00%	$126,677	100.00%
1   Represents ratio of loan category balance to total loans, excluding residential mortgage loans held for sale.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral.  Because the borrowers are still performing in accordance with the original terms of the loan agreements, these loans were not included in nonperforming assets.  Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms.  These potential problem loans totaled $161 million at December 31, 2011.  The current composition of potential problem loans by primary industry included:  wholesale/retail - $34 million, services - $31 million, construction and land development - $27 million, other commercial real estate - $16 million, residential mortgage - $16 million and commercial real estate secured by office buildings - $13 million.  Potential problem loans totaled $176 million at December 31, 2010.

Net Loans Charged Off

Loans are charged off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value.  Commercial and commercial real estate loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified.  Residential mortgage and consumer loans are generally charged off when payments are between 90 days and 180 days past due, depending on the loan class.

Net loan charge-offs decreased in each segment of the loan portfolio and in each of our principal market areas, except for a modest increase in the Kansas/Missouri market.  Net loans charged off totaled $38.5 million or 0.35% of average outstanding loans in 2011 compared to $104.4 million or 0.96% of average outstanding loans in the previous year.  This generally represents a decrease in net charge-offs to a level last seen in 2007.

Net loans charged off by category and principal market area follow in Table 32.

Table 32 – Net Loans Charged Off by Category and Principal Market Area
(Dollars in thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total
2011:
Commercial	$1,302	$2,506	$(48)	$2,135	$(128)	$1,455	$136	$7,358
Commercial real estate	6,235	(168)	2,040	49	753	4,284	–	13,193
Residential mortgage	8,952	205	176	95	886	1,437	22	11,773
Consumer	3,307	1,627	67	518	592	(8)	23	6,126
Net loans charged-off	$19,796	$4,170	$2,235	$2,797	$2,103	$7,168	$181	$38,450

2010:
Commercial	$3,192	$7,062	$1,070	$1,393	$3,528	$2,081	$51	$18,377
Commercial real estate	20,328	3,673	9,180	3,605	795	19,202	–	56,783
Residential mortgage	13,842	1,746	164	150	2,231	1,016	6	19,155
Consumer	4,442	2,859	483	1,577	665	25	14	10,065
Net loans charged off	$41,804	$15,340	$10,897	$6,725	$7,219	$22,324	$71	$104,380

Net commercial loans charged off in 2011 decreased $11.0 million from the prior year and were primarily composed of $3.5 million from the services sector of the loan portfolio principally attributed to the Oklahoma and Arizona markets.  Net charge-offs of wholesale/retail sector loans of $2.9 million were primarily from a single borrower in the Arkansas market.  Net charge-offs of manufacturing sector loans of $2.4 million were primarily from a single borrower in the Oklahoma market.

Net commercial real estate loans charged off during 2011 decreased by $43.6 million compared to the prior year and included $5.0 million of land and residential construction sector loans primarily in the Colorado and Arizona market.  Net charge-offs of loans secured by multifamily properties of $4.6 million were primarily from a single borrower attributed to the Oklahoma market.

Residential mortgage net charge-offs during 2011 decreased $7.4 million compared to the prior year and consumer loan net charge-offs, which include indirect auto loan and deposit account overdraft losses, decreased $3.9 million over the prior year.  All residential mortgage loan net charge-offs related to loans serviced by our mortgage company across our geographical footprint are attributed to the Oklahoma market.

Nonperforming Assets

Nonperforming assets decreased $38 million during 2011 to $357 million or 3.13% of outstanding loans and repossessed assets at December 31, 2011.  Nonaccruing loans totaled $201 million, renegotiated residential mortgage loans totaled $33 million (composed primarily of $29 million of residential mortgage loans guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $123 million.  The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to increase.

Loans are classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest.  As more fully discussed in Note 4 to the Consolidated Financial Statements, we may modify nonaccruing commercial and commercial real estate loans in troubled debt restructurings.  Modifications may include extension of payment terms and rate concessions.  We do not forgive principal or accrued but unpaid interest.  We may also renew matured nonaccruing loans.  Renewed or modified nonaccruing loans are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of available cash resources and collateral value.  Renewed or modified nonperforming loans generally remain on nonaccrual status until full collection of principal and interest in accordance with the original terms, including principal previously charged off, is probable.

We generally do not voluntarily modify consumer loans to troubled borrowers.

Renegotiated loans represent accruing residential mortgage loans modified in troubled debt restructurings.  See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings.  Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines.  No unpaid principal or interest is forgiven.  Interest continues to accrue on these guaranteed loans based on the modified terms of the loan.  If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loan is placed on nonaccrual status and included in nonaccrual loans.  Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. agency guidelines.

A summary of non-performing assets follows in Table 33.

Table 33 – Nonperforming Assets
(Dollars in thousands)
	December 31,
	2011	2010	2009	2008	2007
Nonperforming loans
Nonaccrual loans:
Commercial	$68,811	$38,455	$101,384	$134,846	$42,981
Commercial real estate	99,193	150,366	204,924	137,279	25,319
Residential mortgage	29,767	37,426	29,989	27,387	15,272
Consumer	3,515	4,567	3,058	561	718
Total nonaccrual loans	201,286	230,814	339,355	300,073	84,290
Renegotiated loans3	32,893	22,261	15,906	13,039	10,394
Total nonperforming loans	234,179	253,075	355,261	313,112	94,684
Other nonperforming assets	122,753	141,394	129,034	29,179	9,475
Total nonperforming assets	$356,932	$394,469	$484,295	$342,291	$104,159
Nonaccrual loans by principal market:
Oklahoma	$65,261	$60,805	$83,176	$108,367	$47,977
Texas	28,083	33,157	66,892	42,934	4,983
New Mexico	15,297	19,283	26,693	16,016	11,118
Arkansas	23,450	7,914	13,820	3,263	1,635
Colorado4	33,522	49,416	60,082	32,415	9,222
Arizona	35,673	60,239	84,559	80,994	9,355
Kansas/Missouri	–	–	4,133	16,084	–
Total nonaccrual loans	$201,286	$230,814	$339,355	$300,073	$84,290
Nonaccrual loans by loan portfolio sector:
Commercial:
Energy	$336	$465	$52922,692	$52949,364	$529529
Services	16,968	19,262	30,926	36,873	25,468
Wholesale / retail	21,180	8,486	12,057	18,773	3,792
Manufacturing	23,051	2,116	15,765	7,343	9,915
Healthcare	5,486	3,534	13,103	12,118	2,301
Integrated food services	–	13	65	680	380
Other commercial and industrial	1,790	4,579	6,776	9,695	596
Total commercial	68,811	38,455	101,384	134,846	42,981
Commercial real estate:
Construction and land development	61,874	99,579	109,779	76,082	13,466
Retail	6,863	4,978	26,236	15,625	5,259
Office	11,457	19,654	25,861	7,637	1,013
Multifamily	3,513	6,725	26,540	24,950	3,998
Industrial	–	4,087	279	6,287	–
Other commercial real estate	15,486	15,343	16,229	6,698	1,583
Total commercial real estate	99,193	150,366	204,924	137,279	25,319
Residential mortgage:
Permanent mortgage	25,366	32,111	28,314	26,233	14,541
Home equity	4,401	5,315	1,675	1,154	731
Total residential mortgage	29,767	37,426	29,989	27,387	15,272
Consumer	3,515	4,567	3,058	561	718
Total nonaccrual loans	$201,286	$230,814	$339,355	$300,073	$84,290
Ratios:
Allowance for loan losses to nonaccruing loans	125.93%	126.93%	86.07%	77.73%	150.29%
Nonaccruing loans to period-end loans	1.79%	2.17%	3.01%	2.33%	0.71%

Loans past due (90 days)1	$2,496	$7,966	$8,908	$18,251	$4,558
Foregone interest on nonaccrual loans2	$11,726	$16,818	$17,015	$8,391	$3,011
1Excludes residential mortgages guaranteed by agencies of the U.S. Government.
2Interest collected and recognized on nonaccrual loans was not significant in 2011 and previous years.
3Includes residential mortgage loans guaranteed by agencies of the U.S. government. These loans have been modified to extend payment terms and/or reduce interest rates.	28,974	18,551	12,799	10,396	7,550
4Includes loans subject to First United Bank sellers escrow.	–	–	4,311	13,181	8,412

A rollforward of nonperforming assets for the year ended December 31, 2011 follows in Table 34.

Table 34 – Rollforward of Nonperforming Assets
(Dollars in thousands)
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, January 1, 2011	$230,814	$22,261	$141,394	$394,469
Additions	166,048	32,689	–	198,737
Payments	(84,957)	(1,720)	–	(86,677)
Charge-offs	(56,800)	–	–	(56,800)
Net write-downs and losses	–	–	(12,694)	(12,694)
Foreclosure of nonaccruing loans	(56,023)	–	56,023	–
Foreclosure of loans guaranteed by U.S. government agencies	–	–	31,453	31,453
Proceeds from sales	–	(18,698)	(80,123)	(98,821)
Net transfer to nonaccruing loans	475	(475)	–	–
Transfers to available for sale securities1	–	–	(11,723)	(11,723)
Other, net	1,729	(1,164)	(1,577)	(1,012)
Balance, December 31, 2011	$201,286	$32,893	$122,753	$356,932
1
During the first quarter of 2011, we transferred $12 million of cost basis shares of an entity in which we hold an equity interest to the available for sale securities portfolio as the shares are listed for trading on a national stock exchange.

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines.  Generally these loans are not eligible for modification programs.  Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal.  These properties are conveyed to the agencies once the applicable criteria have been met.  At December 31, 2011, $17.0 million of real estate and other repossessed assets represent properties guaranteed by U.S. government agencies.  During 2011, $31 million of properties guaranteed by U.S. government agencies were foreclosed and $15 million conveyed to the applicable U.S. government agencies are included in Proceeds from sales in the table above.

Nonaccruing loans totaled $201 million or 1.79% of outstanding loans at December 31, 2011 and $231 million or 2.17% of outstanding loans at December 31, 2010.  Nonaccruing loans decreased $30 million from December 31, 2010 primarily due to $85 million of payments, $57 million of charge-offs and $56 million of foreclosures.  New nonaccruing loans totaled $166 million for 2011, down from $199 million of new nonaccruing loans in 2010.

This distribution of nonaccruing loans among our various markets follows in Table 35.

Table 35 – Nonaccruing Loans by Principal Market
(Dollars in thousands)
	December 31, 2011		December 31, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$65,261	1.31%	$60,805	1.24%	$4,456	7	bp
Texas	28,083	0.82	33,157	1.10	(5,074)	(28)
New Mexico	15,297	2.22	19,283	2.75	(3,986)	(53)
Arkansas	23,450	8.87	7,914	2.75	15,536	612
Colorado	33,522	4.20	49,416	6.49	(15,894)	(229)
Arizona	35,673	6.27	60,239	11.48	(24,566)	(521)
Kansas/Missouri	–	–	–	–	–	–
Total	$201,286	1.79%	$230,814	2.17%	$(29,528)	(38	) bp

Nonaccruing loans in the Oklahoma market are primarily composed of $21 million of manufacturing sector loans, $21 million of residential mortgage loans and $15 million of commercial real estate loans.  All residential mortgage loans originated and serviced by our mortgage company across our geographical footprint are attributed to the Oklahoma market.  Nonaccruing loans attributed to the Arizona and Colorado markets consisted primarily of commercial real estate loans.  Nonaccruing loans attributed to the Texas market include $11 million of commercial real estate loans, $4.3 million of services sector loans, $4.2 million of residential mortgage loans and $3.5 million of healthcare sector loans.  Nonaccruing loans attributed to the Arkansas market is primarily composed of $16 million from a single wholesale/retail sector customer.

Commercial

Nonaccruing commercial loans totaled $69 million or 1.05% of total commercial loans at December 31, 2011 and $38 million or 0.65% of total commercial loans at December 31, 2010.  At December 31, 2011, nonaccruing commercial loans were primarily composed of $23 million or 6.57% of total manufacturing sector loans, $21 million or 2.20% of wholesale/retail sectors loans and $17 million or 0.97% of total services sector loans.  Nonaccruing manufacturing sector loans are primarily composed of a single customer relationship in the Oklahoma market totaling $21 million.  Nonaccruing wholesale/retail sector loans are primarily composed of a single customer relationship in the Arkansas market totaling $16 million.  Both of these loans were accruing at December 31, 2010.  Nonaccruing service sector loans were primarily composed of $6.6 million of loans attributed to the Arizona market and $4.3 million of loans attributed to the Texas market.

Nonaccruing commercial loans increased $30 million during 2011.  Newly identified nonaccruing commercial loans totaled $77 million, offset by $34 million of payments and $15 million in charge-offs.  The distribution of nonaccruing commercial loans among our various markets was as follows in Table 36.

Table 36 – Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)
	December 31, 2011		December 31, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$26,722	0.99%	$13,978	0.54%	$12,744	45	bp
Texas	12,037	0.54	5,603	0.30	6,434	24
New Mexico	3,056	1.21	5,818	2.08	(2,762)	(87)
Arkansas	16,648	19.33	212	0.25	16,436	1,908
Colorado	3,446	0.62	6,702	1.42	(3,256)	(80)
Arizona	6,902	2.39	6,142	2.66	760	(27)
Kansas/Missouri	–	–	–	–	–	–
Total	$68,811	1.05%	$38,455	0.65%	$30,356	40	bp
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $99 million or 4.35% of outstanding commercial real estate loans at December 31, 2011 compared to $150 million or 6.60% of outstanding commercial real estate loans at December 31, 2010.  Nonaccruing commercial real estate loans are largely concentrated in land development and residential construction loans.  Nonaccruing commercial real estate loans decreased $51 million compared to the prior year.  Newly identified nonaccruing commercial real estate loans totaled $30 million, offset by $42 million of cash payments received, $26 million of foreclosures and $16 million of charge-offs.  Nonaccruing commercial real estate loans attributed to our geographic markets follows in Table 37.

Table 37 – Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)
	December 31, 2011		December 31, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$15,475	2.58%	$19,005	2.62%	$(3,530)	(4	) bp
Texas	11,491	1.38	21,228	3.09	(9,737)	(171)
New Mexico	10,590	3.34	11,494	3.65	(904)	(31)
Arkansas	5,638	4.42	6,346	5.42	(708)	(100)
Colorado	29,899	19.43	41,066	20.83	(11,167)	(140)
Arizona	26,100	13.54	51,227	25.48	(25,127)	(1,194)
Kansas/Missouri	–	–	–	–	–	–
Total	$99,193	4.35%	$150,366	6.60%	$(51,173)	(225	) bp

Nonaccruing commercial real estate loans are primarily concentrated in the Colorado and Arizona markets.  Nonaccruing commercial real estate loans in the Colorado market totaled $30 million or 19% of total commercial real estate loans, composed primarily of nonaccruing residential construction and land development loans.  Approximately $26 million or 14% of commercial real estate loans in Arizona are nonaccruing and consist primarily of $10 million of other commercial real estate loans, $9.4 million of nonaccruing residential construction and land development loans and $4.9 million of loans secured by office buildings.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $30 million or 1.51% of outstanding residential mortgage loans at December 31, 2011 compared to $37 million or 2.04% of outstanding mortgage loans at December 31, 2010.  Newly identified nonaccruing residential mortgage loans totaled $33 million, offset by $19 million of foreclosures during the year, $14 million of loans charged off and $7.2 million of cash payments.  Nonaccruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $25 million or 1.90% of outstanding permanent residential mortgage loans at December 31, 2011.  Nonaccrual home equity loans continue to perform well with only $4.4 million or 0.69% of total home equity loans in nonaccrual status at December 31, 2011.

In addition to being on nonaccrual status, residential mortgage and consumer loans may be delinquent.  The composition of residential mortgage and consumer loans that are past due but still accruing interest is included in the following Table 38.  Principally all non-guaranteed residential loans past due 90 days or more are nonaccruing.  During 2011, residential mortgage loans 30 to 89 days past due decreased $3.5 million due primarily to a decrease in past due permanent mortgage loans partially offset by an increase in past due home equity loans.  Consumer loans past due 30 to 89 days decreased $5.4 million primarily due to a decrease in indirect automobile loans, partially offset by increase in past due other consumer loans.  Consumer loans past due 90 days or more decreased $333 thousand.

Table 38 – Residential Mortgage and Consumers Loans Past Due
(Dollars in thousands)
	December 31, 2011		December 31, 2010
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days

Residential mortgage
Permanent mortgage1	$601	$17,259	$–	$22,177
Home equity	42	3,036	–	1,605
Total residential mortgage	$643	$20,295	$–	$23,782

Consumer:
Indirect automobile	$29	$4,581	$67	$11,382
Other consumer	–	2,286	295	927
Total consumer	$29	$6,867	$362	$12,309
1	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans.  The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.  See Note 1 of the Consolidated Financial Statements for information about the valuation of real estate and other repossessed assets.

Real estate and other repossessed assets totaled $123 million at December 31, 2011, a $19 million decrease compared to December 31, 2010.  The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 39 following.

Table 39 – Real Estate and Other Repossessed Assets by Principal Market
(Dollars in thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
Developed commercial real estate properties	$2,310	$6,893	$3,084	$1,612	$4,186	$17,401	$–	$3,332	$38,818
1-4 family residential properties	5,256	7,311	2,952	2,899	1,260	2,202	322	1,784	23,986
Undeveloped land	361	4,808	2,882	149	944	6,737	4,515	–	20,396
Residential land development properties	801	6,880	2,305	92	53	8,311	174	340	18,956
1-4 family residential properties guaranteed by U.S. government agencies	2,795	1,944	225	1,148	8,585	275	1,545	435	16,952
Oil and gas properties	–	1,895	–	–	–	–	–	–	1,895
Multifamily residential properties	553	–	–	323	–	–	–	–	876
Construction equipment	–	–	–	–	–	–	506	–	506
Vehicles	150	114	–	59	–	–	–	–	323
Other	45	–	–	–	–	–	–	–	45
Total real estate and other repossessed assets	$12,271	$29,845	$11,448	$6,282	$15,028	$34,926	$7,062	$5,891	$122,753

Undeveloped land is primarily zoned for commercial development.  Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Banks

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank.  Based on the average balances for 2011, approximately 74% of our funding is provided by deposit accounts, 9% from borrowed funds, 2% from long-term subordinated debt and 11% from equity.  Our funding sources, which primarily include deposits, borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits totaled $18.0 billion for 2011 and represent 74% of total average liabilities and capital compared with $16.3 billion and 68% of total average liabilities and capital for 2010.  Average deposits increased $1.8 billion over 2010.  Average demand deposits increased $1.1 billion or 29% over last year.  Commercial demand deposits increased $1.1 billion over the prior year including a $356 million increase in small business banking deposits.  Wealth management demand deposits increased $179 million and consumer demand deposits decreased $210 compared to 2010.  Average interest-bearing transaction deposit accounts increased $777 million or 9% over 2010 due primarily to the impact of the transfer of small business banking to the Commercial Banking segment.  Commercial interest-bearing transaction accounts increased $653 million, including a $157 million increase in small business banking deposits.  Wealth Management interest-bearing transaction accounts increased $146 million.  Consumer interest-bearing transaction accounts decreased $20 million due primarily to the transfer of small business banking to the Commercial Banking segment.  Average time deposits decreased $124 million or 3% compared to 2010.

Commercial account balances increased $1.8 billion due to a $726 million increase in average deposits attributable to our commercial and industrial customers, a $583 million increase in small business banking deposits, a $354 million increase in deposits held by state and local governments and a $199 million increase in average deposits attributable to our energy customers.  Commercial customers continue to retain large cash reserves primarily due to continued economic uncertainty.

Table 40 – Maturity of Domestic CDs and Public
Funds in Amounts of $100,000 or More
(In thousands)

	December 31,
	2011	2010
Months to maturity:
3 or less	$402,298	$280,284
Over 3 through 6	205,714	208,033
Over 6 through 12	386,412	582,032
Over 12	1,138,848	1,106,161
Total	$2,133,272	$2,176,510

Brokered deposits, which are included in time deposits, averaged $238 million for 2011 compared to $201 million for 2010.  Brokered deposits totaled $218 million at December 31, 2011 and $210 million at December 31, 2010.

The distribution of deposit accounts among our principal markets is shown in Table 41.

Table 41 – Deposits by Principal Market Area
(In thousands)
	December 31,
	2011	2010	2009	2008	2007
Oklahoma:
Demand	$3,223,201	$2,271,375	$2,068,908	$1,683,374	$1,394,861
Interest-bearing:
Transaction	6,050,986	6,061,626	5,134,902	4,117,729	3,477,208
Savings	126,763	106,411	93,006	86,476	80,467
Time	1,450,571	1,373,307	1,397,240	3,104,933	2,426,822
Total interest-bearing	7,628,320	7,541,344	6,625,148	7,309,138	5,984,497
Total Oklahoma	$10,851,521	$9,812,719	$8,694,056	$8,992,512	$7,379,358
Texas:
Demand	$1,808,491	$1,389,876	$1,108,401	$1,067,456	$1,035,134
Interest-bearing:
Transaction	1,940,819	1,791,810	1,748,319	1,460,576	1,753,843
Savings	45,872	36,429	35,129	32,071	34,618
Time	867,664	966,116	1,100,602	857,416	800,460
Total interest-bearing	2,854,355	2,794,355	2,884,050	2,350,063	2,588,921
Total Texas	$4,662,846	$4,184,231	$3,992,451	$3,417,519	$3,624,055
New Mexico:
Demand	$319,269	$270,916	$209,090	$155,345	$151,231
Interest-bearing:
Transaction	491,068	530,244	444,247	397,382	432,919
Savings	27,487	28,342	17,563	16,289	15,146
Time	410,722	450,177	510,202	522,894	486,868
Total interest-bearing	929,277	1,008,763	972,012	936,565	934,933
Total New Mexico	$1,248,546	$1,279,679	$1,181,102	$1,091,910	$1,086,164
Arkansas:
Demand	$18,513	$15,310	$21,526	$16,293	$13,247
Interest-bearing:
Transaction	131,181	129,580	50,879	38,566	19,027
Savings	1,727	1,266	1,346	1,083	883
Time	61,329	100,998	101,839	75,579	40,692
Total interest-bearing	194,237	231,844	154,064	115,228	60,602
Total Arkansas	$212,750	$247,154	$175,590	$131,521	$73,849
Colorado:
Demand	$272,565	$157,742	$146,929	$116,637	$117,939
Interest-bearing:
Transaction	511,993	522,207	448,846	480,113	446,427
Savings	22,771	20,310	17,802	17,660	23,806
Time	523,969	502,889	525,844	532,475	539,523
Total interest-bearing	1,058,733	1,045,406	992,492	1,030,248	1,009,756
Total Colorado	$1,331,298	$1,203,148	$1,139,421	$1,146,885	$1,127,695
Arizona:
Demand	$106,741	$74,887	$68,651	$39,424	$46,701
Interest-bearing:
Transaction	104,961	95,890	81,909	56,985	65,788
Savings	1,192	809	958	1,014	1,435
Time	37,641	52,227	60,768	34,290	11,603
Total interest-bearing	143,794	148,926	143,635	92,289	78,826
Total Arizona	$250,535	$223,813	$212,286	$131,713	$125,527
Kansas/Missouri:
Demand	$51,004	$40,658	$30,339	$3,850	$9,656
Interest-bearing:
Transaction	123,449	124,005	21,337	10,999	8,304
Savings	545	200	148	42	13
Time	30,086	63,454	71,498	55,656	24,670
Total interest-bearing	154,080	187,659	92,983	66,697	32,987
Total Kansas/Missouri	$205,084	$228,317	$123,322	$70,547	$42,643
Total BOK Financial deposits	$18,762,580	$17,179,061	$15,518,228	$14,982,607	$13,459,291

Information relating to other borrowings for the years ended December 31, 2011 and December 31, 2010 is summarized in Table 42 (dollars in thousands):

Table 42 – Borrowed Funds
(In thousands)
				Maximum				Maximum
	As of	Annual		Outstanding	As of	Annual		Outstanding
	December 31,	Average		At Any	December 31,	Average		At Any
	2011	Balance	Rate	Month End	2010	Balance	Rate	Month End

Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$–	$7,093	–	$8,763	$7,217	$7,217	6.42%	$7,217
Subsidiary Bank:
Funds purchased	1,063,318	1,046,114	0.07	1,706,893	1,025,018	1,185,742	0.11	1,465,983
Repurchase agreements	1,233,064	1,096,615	0.12	1,393,237	1,258,762	1,130,082	0.59	1,258,762
Federal Home Loan Bank advances	4,837	45,110	0.38	201,674	801,797	1,446,482	0.14	2,277,977
Federal Reserve advances	–	–	–	–	–	60,961	–	400,000
Subordinated debentures	398,881	398,790	5.74	398,881	398,701	398,619	5.78	398,701
GNMA repurchase liability	53,082	56,142	5.79	118,595	–	–	–	–
Other	16,566	28,777	3.23	45,366	24,564	22,365	0.46	25,326
Total subsidiary bank	2,769,748	2,671,548	1.06		3,508,842	4,244,250	0.95
Total other borrowings	$2,769,748	$2,678,641	1.07		$3,516,059	$4,251,467	0.98

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings.  Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions.  Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country.  The largest single source of Federal funds purchased totaled $307 million at December 31, 2011 and $209 million at December 31, 2010.  Securities repurchase agreements are recorded as secured borrowings that generally mature within 90 days and are secured by certain available for sale securities.  All of our repurchase agreement transactions are recognized as secured borrowings.  Federal Home Loan Bank borrowings generally mature within one year and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and U.S. Agency issued residential mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans).  Amounts borrowed from the Federal Home Loan Banks of Topeka and Dallas averaged $44 million in 2011 and $1.4 billion in 2010.

At December 31, 2011, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $7.3 billion.

Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the Bank.  Dividends from the Bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years.  Dividends are further restricted by minimum capital requirements.  At December 31, 2011, based on the most restrictive limitations as well as management’s internal capital policy the Bank could declare up to $15 million of dividends without regulatory approval.  Future losses or increases in required regulatory capital at the Bank could affect its ability to pay dividends to the parent company.

On June 9, 2011, the Company terminated its unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder.  There were no amounts outstanding under this credit agreement and no penalties or costs were paid by the Company for the termination of the agreement.  The credit agreement was replaced with a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”).  Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.50% based upon the Company’s option.  A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties.  Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 7, 2012.  The Credit Facility contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets.  These covenants require BOK Financial to maintain minimum capital levels.  At December 31, 2011 no amounts were outstanding under the Credit Facility and the Company met all of the covenants.

Our equity capital at December 31, 2011 was $2.8 billion, up from $2.5 billion at December 31, 2010.   Net income less cash dividend paid increased equity $209 million during 2011.  Capital is managed to maximize long-term value to the shareholders.  Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements.  Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program.  The maximum of two million common shares may be repurchased.  The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors.  Repurchases may be made over time in open market or privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time without prior notice.  Since this program began, 1,346,098 shares have been repurchased by the Company for $65 million.  The Company repurchased 562,025 shares in 2011 for $26 million.  No shares were repurchased by the Company during 2010.

BOK Financial and the Bank are subject to various capital requirements administered by federal agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a material impact on operations.  These capital requirements include quantitative measures of assets, liabilities, and off-balance sheet items.  The capital standards are also subject to qualitative judgments by the regulators.

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Company’s banking subsidiary exceeded the regulatory definitions of well capitalized.  The capital ratios for BOK Financial on a consolidated basis and the Bank are presented in Note 15 to the Consolidated Financial Statements.

Capital resources of financial institutions are also regularly measured by the tangible common shareholders’ equity ratio.  Tangible common shareholders’ equity is shareholders’ equity as defined by generally accepted accounting principals (“GAAP”) less intangible assets and equity which does not benefit common shareholders.  Equity that does not benefit common shareholders includes various forms of preferred equity.  Tier 1 common equity is tier 1 equity as defined by banking regulations, adjusted for other comprehensive income and equity which does not benefit common shareholders.  These non-GAAP measures are valuable indicators of a financial institution’s capital strength since it eliminates intangible assets from shareholders’ equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income in shareholders’ equity.  Tangible common shareholders’ equity ratio was 9.56% at December 31, 2011 and 9.21% at December 31, 2010.  Tier 1 common equity ratio was 13.06% at December 31, 2011 and 12.55% at December 31, 2010.

Table 43 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 43 – Non-GAAP Measures
(In thousands)
	December 31,
	2011	2010

Tangible common equity ratio:
Total shareholders' equity	$2,750,468	$2,521,726
Less: Goodwill and intangible assets, net	345,820	349,404
Tangible common equity	2,404,648	2,172,322
Total assets	25,493,946	23,941,603
Less: Goodwill and intangible assets, net	345,820	349,404
Tangible assets	$25,148,126	$23,592,199
Tangible common equity ratio	9.56%	9.21%

Tier 1 common equity ratio:
Tier 1 capital	$2,295,061	$2,076,525
Less: Non-controlling interest	36,184	22,152
Tier 1 common equity	2,258,877	2,054,373
Risk weighted assets	17,291,105	16,368,976
Tier 1 common equity ratio	13.06%	12.55%

Off-Balance Sheet Arrangements

See Note 14 to the Consolidated Financial Statements for a discussion of the Company’s significant off-balance sheet commitments.

Aggregate Contractual Obligations

BOK Financial has numerous contractual obligations in the normal course of business.  These obligations included time deposits and other borrowed funds, premises used under various operating leases, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations.  Table 44 following summarizes payments due per these contractual obligations at December 31, 2011.

Table 44 – Contractual Obligations as of December 31, 2011
(In thousands)
	Less Than	1 to 3	4 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Time deposits	$1,199,588	$599,206	$632,808	$613,774	$3,045,376
Other borrowings	1,084	2,253	1,050	5,850	10,237
Subordinated debentures	21,875	43,750	181,875	255,990	503,490
Operating lease obligations	17,028	31,371	28,055	84,957	161,411
Derivative contracts	197,278	83,589	22,104	7,263	310,234
Data processing contracts	15,930	21,447	2,527	3,790	43,694
Total	$1,452,783	$781,616	$868,419	$971,624	$4,074,442

Loan commitments	$6,050,208
Standby letters of credit	613,457
Mortgage loans sold with recourse	253,834
Alternative investment commitments	18,278
Unfunded third-party private equity commitments	10,299
Deferred compensation and stock-based compensation obligations	32,542

Payments on time deposits and other borrowed funds include interest which has been calculated from rates at December 31, 2011.  Many of these obligations have variable interest rates and actual payments will differ from the amounts shown on this table.  Obligations under derivative contracts used for interest rate risk management purposes are included with projected payments from time deposits and other borrowed funds as appropriate.

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

Loan commitments represent legally binding obligations to provide financing to our customers.  Some of these commitments are expected to expire before being drawn upon and the total commitment amounts do not necessarily represent future cash requirements.  Approximately $1.5 billion of the loan commitments expire within one year.

Obligations under derivative contracts are used in customer hedging programs.  As previously discussed, we have entered into derivative contracts which are expected to substantially offset the cash payments due on these obligations.  Amounts shown in the table exclude $74 million of cash margin which secures our obligations under these contracts.

The Company has funded $34 million and has commitments to fund an additional $18 million for various alternative investments.  Alternative investments generally consist of limited partnership interests in or loans to entities that invest in low income housing or economic development projects, distressed assets, energy development, venture capital and other activities.  The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments.  Legally binding commitments to fund alternative investments are recognized as liabilities in the consolidated financial statements.

An indirect wholly-owned subsidiary of the Company is general partner of two private equity funds and has contingent obligations to make additional investments totaling $10 million as of December 31, 2011.  These commitments, which are included in unfunded third-party private equity commitments, generally reflect customer investment obligations.  We do not recognize contingent commitments to fund investments that are primarily customer obligations as liabilities in the consolidated financial statements.

The Company has compensation and employment agreements with our President and Chief Executive Officer.  Collectively, these agreements provide, among other things, that all unvested stock-based compensation shall fully vest upon his termination, subject to certain conditions.  These agreements provide for settlement in cash or other assets.  We currently have recognized a $25 million liability for these plans which are fully vested as of December 31, 2011.  We also have obligations with respect to employee and executive benefit plans.  See Notes 11 and 12 to the Consolidated Financial Statements for additional information about our employee benefit plans.

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

Table 45 – Interest Rate Sensitivity
(Dollars in thousands)
	200 bp Increase		50 bp Decrease
	2011	2010	2011	2010

Anticipated impact over the next 12 months on net interest revenue	$36,986	$8,235	$(19,227)	$(9,759)
	5.39%	1.2%	(2.80)%	(1.4)%

Trading Activities

BOK Financial enters into trading activities both as an intermediary for customers and for its own account.  As an intermediary, BOK Financial will take positions in securities, generally residential mortgage-backed securities, government agency securities, and municipal bonds.  These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions.  On a limited basis, BOK Financial may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, municipal bonds and financial futures for its own account.  These positions are taken with the objective of generating trading profits.  Both of these activities involve interest rate risk.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs.

Management uses a Value at Risk (“VAR”) methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes.  It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods.  Trading positions are managed within guidelines approved by the Board of Directors.  These guidelines limit the VAR to $7.3 million.  At December 31, 2011, the VAR was $2.6 million.  The greatest value at risk during 2011 was $5.1 million.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an assessment of internal control over financial reporting as of December 31, 2011.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  In establishing internal control over financial reporting, management assesses risk and designs controls to prevent or detect financial reporting misstatements that may be consequential to a reader.  Management also assesses the impact of any internal control deficiencies and oversees efforts to improve internal control over financial reporting.  Because of inherent limitations, it is possible that internal controls may not prevent or detect misstatements, and it is possible that internal controls may vary over time based on changing conditions.  There have been no material changes in internal controls subsequent to December 31, 2011.

The Risk Oversight and Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, Ernst & Young LLP, regarding management’s assessment of internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended.  Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  Their report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this annual report.

Report of Independent Registered Public Accounting Firm

Report on Consolidated Financial Statements

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited the accompanying consolidated balance sheets of BOK Financial Corporation as of December 31, 2011 and 2010, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BOK Financial Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BOK Financial Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2012

Report of Independent Registered Public Accounting Firm

Report on Effectiveness of Internal Control over Financial Reporting

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited BOK Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BOK Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BOK Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of BOK Financial Corporation and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2012

Consolidated Statements of Earnings
(In thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Interest revenue
Loans	$504,989	$522,559	$562,367
Residential mortgage loans held for sale	6,492	9,261	10,102
Trading securities	1,836	2,172	2,883
Taxable securities	12,581	7,229	107
Tax-exempt securities	4,768	6,402	7,571
Total investment securities	17,349	13,631	7,678
Taxable securities	259,871	283,583	314,264
Tax-exempt securities	2,394	2,446	2,572
Total available for sale securities	262,265	286,029	316,836
Fair value option securities	18,649	17,403	14,626
Funds sold and resell agreements	15	27	77
Total interest revenue	811,595	851,082	914,569
Interest expense
Deposits	88,890	106,265	164,362
Borrowed funds	8,826	13,334	17,545
Subordinated debentures	22,385	22,431	22,298
Total interest expense	120,101	142,030	204,205
Net interest revenue	691,494	709,052	710,364
Provision for (reduction of ) allowances for credit losses	(6,050)	105,139	195,900
Net interest revenue after provision for (reduction of) allowances for credit losses	697,544	603,913	514,464
Other operating revenue
Brokerage and trading revenue	104,181	101,471	91,677
Transaction card revenue	116,757	112,302	105,517
Trust fees and commissions	73,290	68,976	66,177
Deposit service charges and fees	95,872	103,611	115,791
Mortgage banking revenue	91,643	87,600	64,980
Bank-owned life insurance	11,280	12,066	10,239
Other revenue	35,620	30,368	26,131
Total fees and commissions	528,643	516,394	480,512
Gain (loss) on other assets, net	5,885	(1,161)	4,134
Gain (loss) on derivatives, net	2,686	4,271	(3,365)
Gain (loss) on fair value option securities, net	24,413	7,331	(13,198)
Gain on available for sale securities, net	34,144	21,882	59,320
Total other-than-temporary impairment losses	(10,578)	(29,960)	(129,154)
Portion of loss recognized in (reclassified from) other comprehensive income	(12,929)	2,151	94,741
Net impairment losses recognized in earnings	(23,507)	(27,809)	(34,413)
Total other operating revenue	572,264	520,908	492,990
Other operating expense
Personnel	429,986	401,864	380,517
Business promotion	20,549	17,726	19,582
Contribution to BOKF Charitable Foundation	4,000	–	–
Professional fees and services	28,798	30,217	30,243
Net occupancy and equipment	64,611	63,969	65,715
Insurance	16,799	24,320	24,040
FDIC special assessment	–	–	11,773
Data processing and communications	97,976	87,752	81,292
Printing, postage and supplies	14,085	13,665	15,960
Net losses and operating expenses of repossessed assets	23,715	34,483	11,400
Amortization of intangible assets	3,583	5,336	6,970
Mortgage banking costs	34,942	40,739	36,304
Change in fair value of mortgage servicing rights	40,447	(3,661)	(12,124)
Other expense	41,982	36,760	25,061
Total other operating expense	821,473	753,170	696,733
Income before taxes	448,335	371,651	310,721
Federal and state income tax	158,511	123,357	106,705
Net income	289,824	248,294	204,016
Net income attributable to non-controlling interest	3,949	1,540	3,438
Net income attributable to BOK Financial Corp.	$285,875	$246,754	$200,578
Earnings per share:
Basic	$4.18	$3.63	$2.96
Diluted	$4.17	$3.61	$2.96
Average shares used in computation:
Basic	67,787,676	67,627,735	67,375,387
Diluted	68,038,763	67,831,734	67,487,944
Dividends declared per share	$1.13	$0.99	$0.945

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share data)
	December 31,
	2011	2010

Assets
Cash and due from banks	$976,191	$1,247,946
Funds sold and resell agreements	10,174	21,458
Trading securities	76,800	55,467
Investment securities (fair value: 2011 – $462,657; 2010 – $346,105)	439,236	339,553
Available for sale securities	10,179,365	9,096,277
Available for sale securities pledged to creditors	–	139,344
Total available for sale securities	10,179,365	9,235,621
Fair value option securities	651,226	428,021
Residential mortgage loans held for sale	188,125	263,413
Loans	11,269,743	10,643,036
Less allowance for loan losses	(253,481)	(292,971)
Loans, net of allowance	11,016,262	10,350,065
Premises and equipment, net	262,735	265,465
Receivables	123,257	148,940
Goodwill	335,601	335,601
Intangible assets, net	10,219	13,803
Mortgage servicing rights	86,783	115,723
Real estate and other repossessed assets, net of allowance (2011 – $32,911; 2010 – $26,208)	122,753	141,394
Bankers’ acceptances	1,881	1,222
Derivative contracts	293,859	270,445
Cash surrender value of bank-owned life insurance	263,318	255,442
Receivable on unsettled securities trades	75,151	135,059
Other assets	381,010	316,965
Total assets	$25,493,946	$23,941,603

Liabilities and shareholders’ equity
Noninterest-bearing demand deposits	$5,799,785	$4,220,764
Interest-bearing deposits:
Transaction	9,354,456	9,255,362
Savings	226,357	193,767
Time (includes deposits carried at fair value: 2011 – $0; 2010 – $27,414)	3,381,982	3,509,168
Total deposits	18,762,580	17,179,061
Funds purchased	1,063,318	1,025,018
Repurchase agreements	1,233,064	1,258,762
Other borrowings	74,485	833,578
Subordinated debentures	398,881	398,701
Accrued interest, taxes and expense	149,508	134,107
Bankers’ acceptances	1,881	1,222
Due on unsettled securities trades	653,371	160,425
Derivative contracts	236,522	215,420
Other liabilities	133,684	191,431
Total liabilities	22,707,294	21,397,725
Shareholders’ equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2011 – 71,533,354; 2010 – 70,815,563)	4	4
Capital surplus	818,817	782,805
Retained earnings	1,953,332	1,743,880
Treasury stock (shares at cost: 2011 – 3,380,310; 2010 – 2,607,874)	(150,664)	(112,802)
Accumulated other comprehensive income	128,979	107,839
Total shareholders’ equity	2,750,468	2,521,726
Non-controlling interest	36,184	22,152
Total equity	2,786,652	2,543,878
Total liabilities and equity	$25,493,946	$23,941,603

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)
	Year ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$289,824	$248,294	$204,016
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (reduction of) allowances for credit losses	(6,050)	105,139	195,900
Change in fair value of mortgage servicing rights	40,447	(3,661)	(12,124)
Unrealized (gains) losses from derivatives	(9,651)	(18,882)	23,000
Depreciation and amortization	49,967	58,987	60,347
Change in bank-owned life insurance	(11,280)	(12,066)	(10,239)
Tax expense (benefit) on exercise of stock options	(659)	(425)	276
Stock-based compensation	9,396	8,160	5,862
Net amortization (accretion) of securities premiums and discounts	112,227	105,680	35,636
Net realized losses (gains) on financial instruments and other assets	(3,589)	1,420	(46,318)
Mortgage loans originated for resale	(2,293,436)	(2,256,943)	(2,676,868)
Proceeds from sale of mortgage loans held for resale	2,369,895	2,246,228	2,619,399
Capitalized mortgage servicing rights	(26,251)	(27,603)	(39,869)
Change in trading and fair value option securities	(247,386)	(139,319)	102,121
Change in receivables	24,236	(40,118)	(12,149)
Change in other assets	16,469	9,023	(166,487)
Change in accrued interest, taxes and expense	63,827	22,227	(21,340)
Change in other liabilities	(50,198)	59,037	(7,571)
Net cash provided by operating activities	327,788	365,178	253,592
Cash Flows From Investing Activities:
Proceeds from sales of available for sale securities	2,725,760	2,013,620	3,242,282
Proceeds from maturities of investment securities	68,020	111,976	91,562
Proceeds from maturities of available for sale securities	3,650,900	3,185,131	1,600,165
Purchases of investment securities	(37,085)	(211,312)	(89,816)
Purchases of available for sale securities	(7,504,261)	(5,565,931)	(6,966,218)
Change in amount receivable on unsettled security transactions	59,908	(135,059)	–
Loans originated or acquired net of principal collected	(598,499)	469,223	1,328,731
Net payments or proceeds on derivative asset contracts	4,994	201,289	497,034
Proceeds from disposition of assets	122,314	38,640	26,640
Purchase of mortgage servicing rights	–	(31,321)	–
Purchases of other assets	(56,195)	(33,595)	(53,718)
Net cash provided by (used in) investing activities	(1,564,144)	42,661	(323,338)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	1,710,705	1,919,658	1,950,871
Net change in time deposits	(127,026)	(257,586)	(1,407,380)
Net change in other borrowings, subsidiary bank	(941,834)	(1,487,742)	112,797
Change in amount due on unsettled security transactions	492,946	(51,910)	451,809
Issuance of common and treasury stock, net	14,541	8,552	5,198
Pay down of other borrowings, holding companies	(7,217)	–	(55,150)
Net change in derivative margin accounts	(102,262)	70,340	(162,138)
Net payments or proceeds on derivative liability contracts	15,674	(194,831)	(535,759)
Tax benefit on exercise of stock options	659	425	(276)
Repurchase of common stock	(26,446)	–	–
Dividends paid	(76,423)	(66,557)	(63,952)
Net cash provided by (used in) financing activities	953,317	(59,651)	296,020
Net increase (decrease) in cash and cash equivalents	(283,039)	348,188	226,274
Cash and cash equivalents at beginning of period	1,269,404	921,216	694,942
Cash and cash equivalents at end of period	$986,365	$1,269,404	$921,216

Cash paid for interest	$122,166	$144,095	$230,841
Cash paid for taxes	156,465	133,551	124,547
Net loans and bank premises transferred to repossessed real estate	87,476	72,845	132,758
Increase in U.S. government guaranteed loans eligible for repurchase	154,134	–	–
Increase in receivables from conveyance of other real estate owned guaranteed by U.S. government agencies	14,501	–	–

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Non-controlling Interest
(In thousands)

	Common Stock		Accumulated Other Comprehensive	Capital	Retained	Treasury Stock		Total Shareholders’	Non- Controlling	Total
	Shares	Amount	Income (Loss)	Surplus	Earnings	Shares	Amount	Equity	Interest	Equity

Balance, January 1, 2009	69,885	$4	$(222,886)	$743,411	$1,427,057	2,412	$(101,329)	$1,846,257	$13,855	$1,860,112
Comprehensive income:
Net income attributable to BOKF	–	–	–	–	200,578	–	–	200,578	–	200,578
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–	3,438	3,438
Other comprehensive income, net of tax	–	–	212,146	–	–	–	–	212,146	–	212,146
Comprehensive income								412,724	3,438	416,162
Exercise of stock options	427	–	–	9,726	–	97	(4,528)	5,198	–	5,198
Tax benefit on exercise of stock options	–	–	–	(276)	–	–	–	(276)	–	(276)
Stock-based compensation	–	–	–	5,862	–	–	–	5,862	–	5,862
Cash dividends on common stock	–	–	–	–	(63,952)	–	–	(63,952)	–	(63,952)
Capital calls and distributions, net	–	–	–	–	–	–	–	–	2,268	2,268
Balance, December 31, 2009	70,312	4	(10,740)	758,723	1,563,683	2,509	(105,857)	2,205,813	19,561	2,225,374
Comprehensive income:
Net income attributable to BOKF	–	–	–	–	246,754	–	–	246,754	–	246,754
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–	1,540	1,540
Other comprehensive income, net of tax	–	–	118,579	–	–	–	–	118,579	–	118,579
Comprehensive income								365,333	1,540	366,873
Exercise of stock options	504	–	–	15,497	–	99	(6,945)	8,552	–	8,552
Tax benefit on exercise of stock options	–	–	–	425	–	–	–	425	–	425
Stock-based compensation	–	–	–	8,160	–	–	–	8,160	–	8,160
Cash dividends on common stock	–	–	–	–	(66,557)	–	–	(66,557)	–	(66,557)
Capital calls and distributions, net	–	–	–	–	–	–	–	–	1,051	1,051
Balance, December 31, 2010	70,816	4	107,839	782,805	1,743,880	2,608	(112,802)	2,521,726	22,152	2,543,878
Comprehensive income:
Net income attributable to BOKF	–	–	–	–	285,875	–	–	285,875	–	285,875
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–	3,949	3,949
Other comprehensive income, net of tax	–	–	21,140	–	–	–	–	21,140	–	21,140
Comprehensive income								307,015	3,949	310,964
Treasury stock purchases	–	–	–	–	–	562	(26,446)	(26,446)	–	(26,446)
Exercise of stock options	717	–	–	25,957	–	210	(11,416)	14,541	–	14,541
Tax benefit on exercise of stock options	–	–	–	659	–	–	–	659	–	659
Stock-based compensation	–	–	–	9,396	–	–	–	9,396	–	9,396
Cash dividends on common stock	–	–	–	–	(76,423)	–	–	(76,423)	–	(76,423)
Capital calls and distributions, net	–	–	–	–	–	–	–	–	10,083	10,083
Balance, December 31, 2011	71,533	$4	$128,979	$818,817	$1,953,332	3,380	$(150,664)	$2,750,468	$36,184	$2,786,652

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements of BOK Financial Corporation (“BOK Financial” or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States, including general practices of the banking industry. The consolidated financial statements include the accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOSC, Inc. and Cavanal Hill Investment Management, Inc.  All significant intercompany transactions are eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.

The consolidated financial statements include the assets, liabilities, non-controlling interests and results of operations of variable interest entities (“VIEs”) when BOK Financial is determined to be the primary beneficiary.  Variable interest entities are generally defined as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest.  See additional discussion of variable interest entities at Note 14 following.

Nature of Operations

BOK Financial, through its subsidiaries, provides a wide range of financial services to commercial and industrial customers, other financial institutions and consumers.  These services include depository and cash management; lending and lease financing; mortgage banking; securities brokerage, trading and underwriting; and personal and corporate trust.

The Bank operates as Bank of Oklahoma primarily in Tulsa and Oklahoma City metropolitan areas of the state of Oklahoma and Bank of Texas primarily in the Dallas, Fort Worth and Houston metropolitan areas of the state of Texas.  In addition, the Bank does business as Bank of Albuquerque in Albuquerque, New Mexico; Colorado State Bank and Trust in Denver, Colorado; Bank of Arizona in Phoenix, Arizona and Bank of Kansas City in Kansas City, Missouri/Kansas.  The Bank also operates the TransFund electronic funds network.

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

Goodwill and Intangible Assets

Goodwill and intangible assets generally result from business combinations and are evaluated for each of BOK Financial’s reporting units for impairment annually or more frequently if conditions indicate impairment. The evaluation of possible impairment of intangible assets involves significant judgment based upon short-term and long-term projections of future performance.

The fair value of BOK Financial’s reporting units is estimated by the discounted future earnings method. Income growth is projected for each reporting unit and a terminal value is computed. This projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer.  Assumptions used to determine the fair value of the reporting units are compared to observable inputs, such as the market value of BOK Financial common stock.  However, determination of the fair value of individual reporting units requires the use of significant unobservable inputs.  There have been no changes in the techniques used to value goodwill.

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

Securities

Securities are identified as trading, investment (held to maturity) or available for sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations and other relevant factors. Trading securities, which are acquired for profit through resale, are carried at fair value with unrealized gains and losses included in current period earnings. Investment securities are carried at amortized cost. Amortization is computed by methods that approximate level yield and is adjusted for changes in prepayment estimates. Securities identified as available for sale are carried at fair value. Unrealized gains and losses are recorded, net of deferred income taxes, as accumulated other comprehensive income in shareholders’ equity.  Available for sale securities are separately identified as pledged to creditors if the creditor has the right to sell or re-pledge the collateral.

The purchase or sale of securities is recognized on a trade date basis. Realized gains and losses on sales of securities are based upon specific identification of the security sold.  A receivable or payable is recognized for subsequent transaction settlement. BOK Financial will periodically commit to purchase to-be-announced residential mortgage-backed securities. These commitments are carried at fair value if they are considered derivative contracts.  Investment securities may be sold or transferred to trading or available for sale classification in certain limited circumstances specified in generally accepted accounting principles.  Securities meeting certain criteria may also be transferred from the available for sale classification to the investment securities portfolio at fair value on the date of transfer.  The unrealized gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the investment securities portfolio.  Such amounts are amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the premium of accretion of the discount on the transferred securities.

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investment and available for sale securities to determine if the decline in fair value below the amortized cost is other-than-temporary.

For debt securities, management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities.  This determination considers current and forecasted liquidity requirements and securities portfolio management.  If the Company intends to sell or it is more likely than not that it will be required to sell the impaired debt security, a charge is recognized against earnings for the entire unrealized loss.  For all impaired debt securities for which there is no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security’s contractual terms.  Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earning.  Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.

For equity securities, management evaluates various factors including cause, severity and duration of the decline in value of the security and prospects for recovery, as well as the Company’s intent and ability not to sell the security until the fair value exceeds amortized cost.  If an unrealized loss is determined to be other-than-temporary, a charge is recognized against earnings for the difference between the security’s amortized cost and fair value.

BOK Financial has elected to carry certain non-trading securities at fair value with changes in fair value recognized in current period income.  These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights or certain derivative instruments.

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

BOK Financial also enters into mortgage loan commitments that are considered derivative instruments.  Forward sales contracts are used to hedge these mortgage loan commitments as well as mortgage loans held for sale.  Mortgage loan commitments are carried at fair value based upon quoted prices.  Changes in fair value of the mortgage loan commitments and forward sales contracts are reported in other operating revenue – mortgage banking revenue.

BOK Financial offers programs that permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, interest rates and foreign exchanges rates with derivative contracts.  Derivative contracts are executed between the customers and BOK Financial.  Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize its risk of changes in commodity prices, interest rates or foreign exchange rates.  The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in other operating revenue – brokerage and trading revenue in the Consolidated Statements of Earnings.

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

Interest is accrued at the applicable interest rate on the principal amount outstanding. Loans are placed on nonaccrual status when, in the opinion of management, full collection of principal or interest is uncertain.  Internally risk graded loans are individually evaluated for nonaccrual status quarterly.  Non-risk graded loans are generally placed on nonaccrual status when more than 90 days past due.  Interest previously accrued but not collected is charged against interest income when the loan is placed on nonaccrual status. Payments on nonaccrual loans are applied to principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Loans may be returned to accruing status when, in the opinion of management, full collection of principal and interest, including principal previously charged off, is probable based on improvements in the borrower’s financial condition or a sustained period of performance.

All distressed commercial and commercial real estate loans are placed on nonaccrual status.  Modification of nonaccruing loans to distressed borrowers generally consists of extension of payment terms, renewal of matured nonaccruing loans or interest rate concessions.  Principle and accrued but unpaid interest is not forgiven.  Renewed or modified nonaccruing loans are charged-off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of cash resources and collateral value.  Renewed or modified nonperforming loans generally remain on nonaccrual status until full collection of principal and interest in accordance with original terms, including principal previously charged off, is probable.  Consumer loans to troubled borrowers are not voluntarily modified.

Residential mortgage loans are primarily modified in accordance with U.S. government agency guidelines by reducing interest rates and extending the number of payments.  No unpaid principal or interest is forgiven.  Interest guaranteed by U.S. government agencies under residential mortgage loan programs continues to accrue based on the modified terms of the loan.  Renegotiated loans may be sold after a period of satisfactory performance.  If it becomes probable that all amounts due according to the modified loan terms will not be collected, the loan is placed on nonaccrual status and included in nonaccrual loans.

Loan origination and commitment fees and direct loan acquisition and origination costs are deferred and amortized as an adjustment to yield over the life of the loan or over the commitment period, as applicable.

Certain residential mortgage loans originated by the Company are held for sale and are carried at fair value based on sales commitments or market quotes and are reported separately in the Consolidated Balance Sheets. Changes in fair value are recorded in other operating revenue – mortgage banking revenue in the Consolidated Statements of Earnings.

Loans are disaggregated into portfolio segments and further disaggregated into classes.  The portfolio segment is the level at which the Company develops and documents a systematic method for determining its allowance for credits losses.  Classes are a further disaggregation of portfolio segments based on the risk characteristics of the loans and the Company’s method for monitoring and assessing credit risk.

Allowance for Loan Losses and Off-Balance Sheet Credit Losses

The appropriateness of the allowance for loan losses and accrual for off-balance sheet credit losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, including probable losses on both outstanding loans and unused commitments to provide financing.

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances based on estimated loss rates by loan class and nonspecific allowances based on general economic, risk concentration and related factors.  There were no changes to accounting policies related to the allowance for loan loss and accrual for off-balance sheet credit losses during 2011.  Effective with the fourth quarter of 2011, the Company enhanced its methodology to include specific loss rates by loan class.  There were no other changes to the Company’s methodology during 2011.

Internally risk graded loans are evaluated individually for impairment.  Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk graded based on an evaluation of the borrowers’ ability to repay.  Risk grades are updated quarterly.  Non-risk graded loans are collectively evaluated for impairment.  Certain commercial loans and most residential mortgage and consumer loans are small balance, homogeneous pools of loans that are not risk graded.

Loans are considered to be impaired when it becomes probable that BOK Financial will be unable to collect all amounts due according to the contractual terms of the loan agreements.  This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status.  All commercial and commercial real estate loans that have been modified in a troubled debt restructuring are considered to be impaired and remain classified as nonaccrual.  Specific allowances for impaired loans are measured by an evaluation of estimated future cash flows discounted at the loans’ initial effective interest rate or the fair value of collateral for certain collateral dependent loans.  Collateral value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs.  Appraised values are on an “as-is” basis and are not adjusted by the Company.  Collateral value of mineral rights is generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other collateral is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.  Collateral values and available cash resources that support impaired loans are evaluated quarterly.  Updated appraisals are obtained at least annually or more frequently if market conditions indicate collateral values have declined.  Historical statistics may be used in limited situations to assist in estimating future cash flows or collateral values, such as when a collateral dependent impaired loan is identified at the end of a reporting period.  Historical statistics are used as a practical way to estimate impairment until an updated appraisal of collateral value is received or a full assessment of future cash flows is completed.  Estimates of future cash flows and collateral values require significant judgments and are subject to volatility.

General allowances for unimpaired loans are based on an estimated loss rate by loan class.  For risk graded loans, estimated loss rates are developed using historical gross loss rates, as adjusted for changes in risk grading and inherent risk identified by loan class.  Loss rates for each loan class are determined by the current loss rate based on the most recent twelve months or a long-term gross loss rate that most appropriately represents the current economic environment.  For each loan class, average risk grades for the most recent twelve month are compared to long-term average risk grades to determine if risk is increasing or decreasing.  Loss rates are accordingly adjusted upward or downward in proportion to increasing or decreasing risk.  Historical loss rates may be further adjusted for inherent risks identified for the given loan class which have not yet been captured in the actual gross loss rates or risk grading.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or loan class.  These factors include trends in the economy in our primary lending areas, overall growth in the loan portfolio and other relevant factors.  Nonspecific allowances may also be utilized to adjust loss rates based on historical information, including consideration of the duration of the business cycle on loss rates.

An accrual for off-balance sheet credit losses is included in Other liabilities.  The appropriateness of the accrual is determined in the same manner as the allowance for loan losses.  Changes in the accrual for off-balance sheet credit losses are recognized through the provision for credit losses.

A provision for credit losses is charged against or credited to earnings in amounts necessary to maintain appropriate allowances for loan and accrual for off-balance sheet credit losses. All loans are charged off when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value.  Internally risk graded loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified.  Non-risk graded loans that are past due between 60 days and 180 days, based on the loan product, are charged off. Recoveries of loans previously charged off are added to the allowance.

Transfers of Financial Assets

BOK Financial transfers financial assets as part of its mortgage banking activities and periodically may transfer other financial assets.  Transfers are recorded as sales when the criteria for surrender of control are met.  BOK Financial retains an obligation under underwriting representations and warranties related to residential mortgage loans transferred and generally retain the right to service the loans.  The Company may incur a recourse obligation in limited circumstances.  The Company may also retain a residual interest in excess cash flows generated by the assets.  All assets obtained, including cash, servicing rights and residual interests, and all liabilities incurred, including recourse obligations, are initially recognized at fair value, all assets transferred are derecognized and any gain or loss on the sale is recognized in earnings.  Subsequently, servicing rights and residual interests are carried at fair value with changes in fair value recognized in earnings as they occur.  A separate accrual is maintained as part of Other liabilities in the Consolidated Balance Sheets for the Company’s credit risk on loans transferred subject to a recourse obligation.  Other liabilities also include an accrual for obligations related to residential mortgage loans transferred under certain underwriting representations and warranties.  The Company may also retain right to reacquire certain residential mortgage previously sold to investors when certain delinquency criteria are met.  Because of this repurchase right, the Company is deemed to have regained effective control over these loans when the criteria are met and must be included in the loans and a corresponding liability in the Consolidated Balance Sheets of the Company.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. These assets are carried at the lower of cost, which is determined by fair value at date of foreclosure less estimated disposal costs, or current fair value less estimated disposal costs.  Decreases in fair value below cost are recognized as asset-specific valuation allowances which may be reversed when supported by future increases in fair value.  Fair values of real estate are based on “as is” appraisals which are updated at least annually or more frequently for certain asset types or assets located in certain distressed markets.  Fair values based on appraisals are generally considered to be based on significant other observable inputs.  The Company also considers decreases in listing price and other relevant information in quarterly evaluations and reduces the carrying value of real estate and other repossessed assets when necessary.  Fair values based on list prices and other relevant information are generally considered to be based on significant unobservable inputs.  Additional costs incurred to complete real estate and other repossessed assets may increase the carrying value, up to current fair value based on “as completed” appraisals.  The fair value of mineral rights included in repossessed assets are generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other repossessed assets is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.  Income generated by these assets is recognized as received.  Operating expenses are recognized as incurred.  Gains or losses on sales of real estate and other repossessed assets are based on the cash proceeds received less the cost basis of the asset, net of any valuation allowances.

Premises and Equipment

Premises and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the estimated useful lives or remaining lease terms. Useful lives range from 5 years to 40 years for buildings and improvements, 3 years to 7 years for software and 3 years to 10 years for furniture and equipment.  Repair and maintenance costs are charged to expense as incurred.

Premises no longer used by the Company are transferred to real estate and other repossessed assets.  The transferred amount is the lower of cost less accumulated depreciation or fair value less estimated disposal costs as of the transfer date.

Rent expense for leased premises is recognized as incurred over the lease term.  The effects of rent holidays, significant rent escalations and other adjustments to rent payments are recognized on a straight-line basis over the lease term.

Mortgage Servicing Rights

Mortgage servicing rights may be purchased or may be recognized when mortgage loans are originated pursuant to an existing plan for sale or, if no such plan exists, when the mortgage loans are sold.  All mortgage servicing rights are carried at fair value.  Changes in the fair value are recognized in earnings as they occur.

There is no active market for trading in mortgage servicing rights after origination.  A cash flow model is used to determine fair value.  Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources.  Assumptions used to value mortgage servicing rights are considered significant unobservable inputs.  A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors.  The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial’s servicing portfolio.  Fair value estimates from outside sources are received at least annually to corroborate the results of the valuation model.

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

Transaction card revenue includes merchant discounts fees, electronic funds transfer network fees and check card fees.  Merchant discount fees represent fees paid by customers for account management and electronic processing of transactions.  Merchant discount fees are recognized at the time the customer’s transactions are processed or other services are performed.  The Company also maintains the TransFund electronic funds transfer network for the benefit of its members, which includes the Bank.  Electronic funds transfer fees are recognized as electronic transactions processed on behalf of its members.  Check card fees represent interchange fees paid by a merchant bank for transactions processed from cards issued by the Company.  Check card fees are recognized when transactions are processed.

Trust fees and commissions include revenue from asset management, custody, recordkeeping, investment advisory and administration services.  Revenue is recognized on an accrual basis at the time the services are performed and may be based on either the fair value of the account or the service provided.

Deposit service charges and fees are recognized at least quarterly in accordance with published deposit account agreement and disclosure statement for retail accounts or contractual agreement for commercial accounts.  Item charges for overdraft or non-sufficient funds items are recognized as items are presented for payment.  Account balance charges and activity fees are accrued monthly and collected in arrears. Commercial account activity fees may be offset by an earnings credit based on account balances.

Effect of Recently Issued Statements of Financial Accounting Standards

Financial Accounting Standards Board

FASB Accounting Standards Update No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”)

ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, to add new disclosure requirements about transfers into and out of Levels 1 and 2, as defined in ASC 820 and separate disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements, as defined in ASC 820.  It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  ASU 2010-06 was effective for the Company on January 1, 2010 with exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which were effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”)

On July 21, 2010, the FASB issued ASU 2010-20 which expanded the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses.  ASU 2010-20 was effective for the Company as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period.  Disclosure related to activity during the reporting period were effective for the Company January 1, 2011 except for troubled debt restructuring as discussed below.

FASB Accounting Standards Update No. 2010-28 Intangibles – Goodwill and Other (Topic 530): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”)

On December 17, 2010, the FASB issued ASU 2010-28, a consensus of the FASB Emerging Issues Task Force.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform a Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists and the entity will no longer be able to assert that a reporting unit is not required to perform a Step 2 because the carrying amount of the reporting unit is zero or negative.   The amendment was effective for the Company January 1, 2011 and did not have a significant impact on the consolidated financial statements.

FASB Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”)

On April 5, 2011, the FASB issued ASU 2011-02 to provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purposes of determining whether a restructuring constitutes a troubled debt restructuring.  ASU 2011-02 was effective for the Company on July 1, 2011.  In addition, the disclosure required by ASU 2010-20 that were temporarily deferred by FASB Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20 are included in Note 4 for the period beginning July 1, 2011, as required.  ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”)

On April 29, 2011, the FASB issued ASU 2011-03 that eliminates the collateral maintenance requirement under GAAP for entities to consider in determining whether a transfer of financial assets subject to repurchase agreements is accounted for as a sale or as a secured borrowing.  ASU 2011-03 was effective for the Company on January 1, 2012 and it did not have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-04, Fair value Measurements (Topic 820): Amendment to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”)

On May 12, 2011, the FASB issued ASU 2011-04 to provide clarified and converged guidance on fair value measurement and expanded disclosures concerning fair value measurements.  ASU 2011-04 is largely consistent with the existing fair value measurement principals contained in ASC 820, Fair Value Measurement.  ASU 2011-04 was effective for the Company on January 1, 2012 and did not have a material impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income (“ASU 2011-05”)

On June 16, 2011, the FASB issued ASU 2011-05 which revises the manner in which entities present comprehensive income in their financial statements by removing the presentation option in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  ASU 2011-5 is effective for the Company for interim and annual period beginning after December 15, 2011 and will be applied retrospectively for all periods presented in the consolidated financial statements.  Early adoption is permitted, but has not been elected by the Company.

FASB Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”)

On September 15, 2011, the FASB issued ASU 2011-08 which amends the guidance in ASC 350-20, Intangibles – Goodwill and Other:  Goodwill, on testing goodwill for impairment.  Under the revised guidance, the Company has the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment.  If the company determines on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carry amount, the two-step impairment test, as defined in ASC 350-20 would be required.  ASU 2011-08 does not change the calculation or allocation of goodwill.  ASU 2011-08 does not revise the requirement to test goodwill annually for impairment or to test for goodwill impairment between annual tests if events or circumstances warrant.  However, ASU 2011-08 does revise examples of events and circumstances that an entity should consider.  ASU 2011-08 was effective for the Company on January 1, 2012.  Early adoption was permitted and the Company elected to early adopt effective October 1, 2011.  ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-11, Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”)

On December 16, 2011, the FASB issued ASU 2011-11 which contains new disclosure requirements regarding the nature of an entity’s right of setoff and related arrangements associated with its financial instruments and derivative instruments.  The new disclosures are anticipated to facilitate comparison between financial statements prepared under generally accepted accounting principles in the United States of America and International Financial Reporting Standards by providing information about both gross and net exposures.  The new disclosure requirements are effective for interim and annual reporting periods beginning on or after January 1, 2013.

FASB Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards No. 2011-05  (“ASU 2011-12”)

On December 23, 2011, FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 for presentation of reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income on the face of the financial statements.  This deferral will enable the FASB to address certain concerns raised with regards to presentation requirements for reclassification adjustments.  The amendment is effective at the same time as ASU 2011-05 which is effective for the company for interim and annual periods beginning January 1, 2012.

(2) Securities

Trading Securities

The fair value and net unrealized gain (loss) included in Trading securities is as follows (in thousands):

	December 31, 2011		December 31, 2010
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Obligations of the U.S. Government	$22,203	$63	$3,873	$(17)
U.S. agency residential mortgage-backed securities	12,379	59	27,271	292
Municipal and other tax-exempt securities	39,345	652	23,396	(214)
Other trading securities	2,873	9	927	(2)
Total	$76,800	$783	$55,467	$59

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2011
	Amortized	Carrying	Fair	Gross Unrealized2
	Cost	Value1	Value	Gain	Loss

Municipal and other tax-exempt	$128,697	$128,697	$133,670	$4,975	$(2)
U.S. agency residential mortgage-backed securities – Other	110,062	121,704	120,536	602	(1,770)
Other debt securities	188,835	188,835	208,451	19,616	–
Total	$427,594	$439,236	$462,657	$25,193	$(1,772)

	December 31, 2010
	Amortized	Fair	Gross Unrealized2
	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$184,898	$188,577	$3,912	$(233)
U.S. agency residential mortgage-backed securities – Other	–	–	–	–
Other debt securities	154,655	157,528	4,505	(1,632)
Total	$339,553	$346,105	$8,417	$(1,865)

1
Carrying value includes $12 million of unrealized gain, net of amortization, that remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets at December 31, 2011 related to certain securities transferred during 2011 from the Available for Sale securities portfolio to the Investment securities portfolio.  The Company has the positive intent and ability to hold these securities to maturity.  At the time of transfer, the fair value of these securities totaled $131 million, amortized cost totaled $118 million and the pre-tax unrealized gain totaled $13 million.  No gain or loss was recognized in the Consolidated Statement of Earnings at the time of the transfer.

2	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

The amortized cost and fair values of investment securities at December 31, 2011, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years	Total	Maturity²

Municipal and other tax-exempt:
Amortized cost	$34,623	$68,029	$21,848	$4,197	$128,697	2.98
Fair value	34,942	70,682	23,570	4,476	133,670
Nominal yield¹	4.59	4.62	5.50	6.54	4.83
Other debt securities:
Amortized cost	$8,651	$28,713	$34,784	$116,687	$188,835	10.00
Fair value	8,660	29,546	36,962	133,283	208,451
Nominal yield	3.78	5.56	5.58	6.20	5.88
Total fixed maturity securities:
Amortized cost	$43,274	$96,742	$56,632	$120,884	$317,532	7.16
Fair value	46,602	100,228	60,532	137,759	342,121
Nominal yield	4.43	4.90	5.55	6.21	5.45
Residential mortgage-backed securities:
Carrying value					$121,704		3
Fair value					120,536
Nominal yield4					2.17
Total investment securities:
Carrying value					$439,236
Fair value					462,657
Nominal yield					4.54

¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
3	The average expected lives of residential mortgage-backed securities were 2.1 years based upon current prepayment assumptions.
4
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.  See Annual and Quarterly Financial Summary – Unaudited following for disclosure of current yields on investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):
	December 31, 2011
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²

U.S. Treasury	$1,001	$1,006	$5	$–	$–
Municipal and other tax-exempt	66,435	68,837	2,543	(141)	–
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,823,972	5,987,287	163,319	(4)	–
FHLMC	2,756,180	2,846,215	90,035	–	–
GNMA	647,569	678,924	31,358	(3)	–
Other	69,668	75,751	6,083	–	–
Total U.S. agencies	9,297,389	9,588,177	290,795	(7)	–
Privately issued:
Alt-A loans	168,461	132,242	–	–	(36,219)
Jumbo-A loans	334,607	286,924	–	(11,096)	(36,587)
Total privately issued	503,068	419,166	–	(11,096)	(72,806)
Total residential mortgage-backed securities	9,800,457	10,007,343	290,795	(11,103)	(72,806)
Other debt securities	36,298	36,495	197	–	–
Perpetual preferred stock	19,171	18,446	1,030	(1,755)	–
Equity securities and mutual funds	33,843	47,238	13,727	(332)	–
Total	$9,957,205	$10,179,365	$308,297	$(13,331)	$(72,806)
¹	Gross unrealized gain/loss recognized AOCI in the consolidated balance sheet
²	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2010
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²

Municipal and other tax-exempt	$72,190	$72,942	$1,172	$(315)	$(105)
Residential mortgage-backed securities:
U. S. agencies:
FNMA	4,791,438	4,925,693	147,024	(12,769)	–
FHLMC	2,545,208	2,620,066	83,341	(8,483)	–
GNMA	765,046	801,993	37,193	(246)	–
Other	92,013	99,157	7,144	–	–
Total U.S. agencies	8,193,705	8,446,909	274,702	(21,498)	–
Privately issued:
Alt-A loans	220,332	186,674	–	(353)	(33,305)
Jumbo-A loans	494,098	457,535	923	(14,067)	(23,419)
Total privately issued	714,430	644,209	923	(14,420)	(56,724)
Total residential mortgage-backed securities	8,908,135	9,091,118	275,625	(35,918)	(56,724)
Other debt securities	6,401	6,401	–	–	–
Perpetual preferred stock	19,511	22,114	2,603	–	–
Equity securities and mutual funds	29,181	43,046	14,192	(327)	–
Total	$9,035,418	$9,235,621	$293,592	$(36,560)	$(56,829)
¹	Gross unrealized gain/loss recognized AOCI in the consolidated balance sheet
²	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at December 31, 2011, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years6	Total	Maturity5
U.S. Treasury:
Amortized cost	$–	$1,001	$–	$–	$1,001	1.37
Fair value	–	1,006	–	–	1,006
Nominal yield¹	–	0.55	–	–	0.55
Municipal and other tax-exempt:
Amortized cost	$1,009	$8,454	$11,357	$45,615	$66,435	18.98
Fair value	1,021	9,238	12,812	45,766	68,837
Nominal yield¹	4.04	4.16	4.00	2.69	3.12
Other debt securities:
Amortized cost	$–	$30,398	$–	$5,900	$36,298	7.68
Fair value	–	30,595	–	5,900	36,495
Nominal yield¹	–	1.81	–	1.87	1.82
Total fixed maturity securities:
Amortized cost	$1,009	$39,853	$11,357	$51,515	$103,734	14.86
Fair value	1,021	40,839	12,812	51,666	106,338
Nominal yield	4.04	2.27	4.00	2.60	2.64
Residential mortgage-backed securities:
Amortized cost					$9,800,457	²
Fair value					10,007,343
Nominal yield4					3.33
Equity securities and mutual funds:
Amortized cost					$53,014	³
Fair value					65,684
Nominal yield					0.74
Total available-for-sale securities:
Amortized cost					$9,957,205
Fair value					10,179,365
Nominal yield					3.31

¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	The average expected lives of residential mortgage-backed securities were 2.1 years based upon current prepayment assumptions.
³	Primarily restricted common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
4
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.  See Annual and Quarterly Financial Summary – Unaudited following for disclosure of current yields on available for sale securities portfolio.

5	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
6
Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset within 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year ended December 31,
	2011	2010	2009

Proceeds	$2,725,760	$2,013,620	$3,242,282
Gross realized gains	41,284	26,007	60,710
Gross realized losses	7,140	4,125	1,390
Related federal and state income tax expense	13,282	8,512	23,075

In addition to securities that have been reclassified as pledged to creditors, securities with an amortized cost of $4.4 billion and $5.3 billion at December 31, 2011 and 2010, respectively, have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes, as required by law. The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of December 31, 2011
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax-exempt	1	$479	$2	$–	$–	$479	$2
U.S. agency residential mortgage-backed securities – Other	5	92,571	1,770	–	–	92,571	1,770
Total investment	6	93,050	1,772	–	–	93,050	1,772

Available for sale:
Municipal and other tax-exempt	26	5,008	7	21,659	134	26,667	141
Residential mortgage-backed securities:
U. S. agencies:
FNMA	2	68,657	4	–	–	68,657	4
GNMA	1	2,072	3	–	–	2,072	3
Total U.S. agencies	3	70,729	7	–	–	70,729	7
Privately issued1:
Alt-A loans	19	–	–	132,242	36,219	132,242	36,219
Jumbo-A loans	48	8,142	842	278,781	46,841	286,923	47,683
Total privately issued	67	8,142	842	411,023	83,060	419,165	83,902
Total residential mortgage-backed securities	70	78,871	849	411,023	83,060	489,894	83,909
Perpetual preferred stocks	6	11,147	1,755	–	–	11,147	1,755
Equity securities and mutual funds	7	221	5	2,551	327	2,772	332
Total available for sale	109	$95,247	$2,616	$435,233	$83,521	$530,480	$86,137
¹	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:
Alt-A loans	19	$–	$–	$132,242	$36,219	$132,242	$36,219
Jumbo-A loans	36	3,809	256	202,874	36,331	206,683	36,587

Temporarily Impaired Securities as of December 31, 2010
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax- exempt	37	$12,482	$211	$786	$22	$13,268	$233
Other	15	80,698	1,632	–	–	80,698	1,632
Total investment	52	93,180	1,843	786	22	93,966	1,865

Available for sale:
Municipal and other tax-exempt1	42	22,271	171	25,235	249	47,506	420
Residential mortgage-backed securities:
U. S. agencies:
FNMA	26	1,099,710	12,769	–	–	1,099,710	12,769
FHLMC	12	491,776	8,483	–	–	491,776	8,483
GNMA	3	5,681	246	–	–	5,681	246
Total U.S. agencies	41	1,597,167	21,498	–	–	1,597,167	21,498
Privately issued1:
Alt-A loans	22	–	–	186,675	33,658	186,675	33,658
Jumbo-A loans	53	–	–	417,917	37,486	417,917	37,486
Total privately issued	75	–	–	604,592	71,144	604,592	71,144
Total residential mortgage-backed securities	116	1,597,167	21,498	604,592	71,144	2,201,759	92,642
Equity securities and mutual funds	2	–	–	2,878	327	2,878	327
Total available for sale	160	1,619,438	21,669	632,705	71,720	2,252,143	93,389
¹	Includes the following securities for which an unrealized loss remains in OCI after an other-than-temporary credit loss has been recognized in income:
Municipal and other tax-exempt	11	$10,713	$103	$–	$–	$10,713	$105
Alt-A loans	19	–	–	172,153	33,305	172,153	33,305
Jumbo-A loans	25	–	–	166,401	23,419	166,401	23,419

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities.  This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management.  For 2011 and 2010, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell impaired securities before fair value recovers to amortized cost, which may be maturity.  During 2009, the Company recognized a $1.3 million other-than-temporary charge on $91 million of impaired debt securities that it intended to sell and that were subsequently sold during that year.  At December 31, 2011 and 2010, the Company did not intend to sell and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers to amortized cost, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified.  None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at December 31, 2011 or December 31, 2010.

As of December 31, 2011, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE 1		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Investment:
Municipal and other tax-exempt	$–	$–	$50,468	$52,224	$25,892	$26,729	$–	$–	$52,337	$54,717	$128,697	$133,670
Residential mortgage-backed securities – Other	121,704	120,536	–	–	–	–	–	–	–	–	121,704	120,536
Other debt securities	–	–	180,334	199,830	600	600	–	–	7,901	8,021	188,835	208,451
Total	$121,704	$120,536	$230,802	$252,054	$26,492	$27,329	$–	$–	$60,238	$62,738	$439,236	$462,657

Available for Sale:
U.S. Treasury	$1,001	$1,006	$–	$–	$–	$–	$–	$–	$–	$–	$1,001	$1,006
Municipal and other tax-exempt	–	–	40,419	42,574	11,579	11,692	13,026	13,026	1,411	1,545	66,435	68,837
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,823,972	5,987,287	–	–	–	–	–	–	–	–	5,823,972	5,987,287
FHLMC	2,756,180	2,846,215	–	–	–	–	–	–	–	–	2,756,180	2,846,215
GNMA	647,569	678,924	–	–	–	–	–	–	–	–	647,569	678,924
Other	69,668	75,751	–	–	–	–	–	–	–	–	69,668	75,751
Total U.S. agencies	9,297,389	9,588,177	–	–	–	–	–	–	–	–	9,297,389	9,588,177
Privately issued:
Alt-A loans	–	–	–	–	–	–	168,461	132,242	–	–	168,461	132,242
Jumbo-A loans	–	–	23,221	20,654	19,390	17,167	291,996	249,103	–	–	334,607	286,924
Total privately issued	–	–	23,221	20,654	19,390	17,167	460,457	381,345	–	–	503,068	419,166
Total residential mortgage-backed securities	9,297,389	9,588,177	23,221	20,654	19,390	17,167	460,457	381,345	–	–	9,800,457	10,007,343
Other debt securities	–	–	5,900	5,900	30,398	30,595	–	–			36,298	36,495
Perpetual preferred stock	–	–	–	–	19,171	18,446	–	–	–	–	19,171	18,446
Equity securities and mutual funds	–	–	–	–	–	–	–	–	33,843	47,238	33,843	47,238
Total	$9,298,390	$9,589,183	$69,540	$69,128	$80,538	$77,900	$473,483	$394,371	$35,254	$48,783	$9,957,205	$10,179,365
1
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At December 31, 2011, approximately $460 million of the portfolio of privately issued mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies.  The aggregate unrealized loss on these securities totaled $79 million.  Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies.  Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default.  As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if management expects not to recover the entire amortized cost basis of the security.  This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.  The primary assumptions used in this evaluation were:

•
Unemployment rates – increasing to 9.5% over the next 12 months, dropping to 8% over the following 21 months, and holding at 8% thereafter.  At December 31, 2010, we assumed that unemployment rate would increase to 10% over the next 12 months, dropping to 8% over the following 21 months and holding at 8% thereafter.

•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency (“FHFA”) data, decreasing by an additional 8% over the next twelve months and growing at 2% per year thereafter.  At December 31, 2010, we assumed that housing prices would decrease an additional 5% over the next twelve months and hold at that level thereafter.

•
Estimated Liquidation Costs – reflect actual historical liquidation costs observed on Jumbo and Alt-A residential mortgage loans in the securities owned by the Company.  At December 31, 2011, held constant at 25% to 30% for Jumbo-A loans and 35% to 38% for Alt-A loans of the then-current depreciated housing price at estimated foreclosure date.

•
Discount rates – estimated cash flows were discounted at rates that range from 2.00% to 6.25% based on our current expected yields.  At December 31, 2010, estimated cash flows were discounted at rates that range from 2.69% to 6.00% based on our current expected yields.

We also consider the current loan-to-value ratio and remaining credit enhancement as part of the assessment of the cash flows available to recover the amortized cost of the debt securities.  Each factor is considered in the evaluation.

The Company calculates the current loan-to-value ratio for each residential mortgage-backed security using loan-level data.  Current loan-to-value ratio is the current outstanding loan amount divided by an estimate of the current home value.  The current home value is derived from FHFA data.  FHFA provides historical information on home price depreciation at both the Metropolitan Statistical Area and state level.  This information is matched to each loan to estimate the home price depreciation.  Data is accumulated from the loan level to determine the current loan-to-value ratio for the security as a whole.

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

Credit loss impairment is recorded as a charge to earnings.  Additional impairment based on the difference between the total unrealized losses and the estimated credit losses on these securities was charged against other comprehensive income, net of deferred taxes.

Based upon projected decline in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $21.9 million of credit loss impairments in earnings during 2011.  The Company recognized $26.5 million of credit loss impairment in earnings on certain private-label residential mortgage-backed securities during 2010.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment) and fair value by credit rating for our private-label residential mortgage-backed securities is as follows (in thousands):

				Credit Losses Recognized
				Year ended December 31, 2011		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A loans:
Below Investment Grade	19	$168,461	$132,242	18	$8,209	19	$49,931

Jumbo-A loans:
AAA – AA	3	23,221	20,654	–	–	–	–
A – BBB	2	19,390	17,167	–	–	–	–
Below Investment Grade	43	291,996	249,103	32	13,740	36	23,623
Total Jumbo-A loans	48	334,607	286,924	32	13,740	36	23,623

Total	67	$503,068	$419,166	50	$21,949	55	$73,554

In addition to the other-than-temporary impairment charges on private-label residential mortgage-backed securities, the Company recognized $1.6 million of credit loss impairments in earnings for certain below investment grade municipal securities based on an assessment of the issuer’s on-going financial difficulties and bankruptcy filing in the fourth quarter of 2011.  The Company recognized $1.0 million in impairment charges on these securities in 2010.  See additional discussion regarding the development of the fair value of the bonds in Note 18.

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management’s ability and intent to hold the securities until fair value recovers over periods not to exceed three years.  The assessment of the ability and intent to hold these securities focuses on liquidity needs, asset / liability management objectives and securities portfolio objectives.  Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics.  The Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has ability and intent to hold these investments until a recovery fair value.  Accordingly, all impairment of equity securities was considered temporary at December 31, 2011 and 2010.

The following represents the composition of net impairment losses recognized in earnings (in thousands):

	Year Ended December 31,
	2011	2010	2009
OTTI related to perpetual preferred stocks	$–	$–	$(8,008)
OTTI related to equity securities and mutual funds	–	(327)	–
OTTI on debt securities due to change in intent to sell	–	–	(1,263)
Total OTTI on debt securities not intended for sale	(10,578)	(29,633)	(119,883)
Portion of loss recognized in (reclassified from) other comprehensive income	(12,929)	2,151	94,741
Net impairment losses recognized in earnings related to credit losses on debt securities not intended for sale	(23,507)	(27,482)	(25,142)
Total impairment losses recognized in earnings	$(23,507)	$(27,809)	$(34,413)

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available-for-sale debt securities in earnings (in thousands):

	Year Ended December 31,
	2011	2010
Balance of credit-related OTTI recognized on available for sale debt securities, beginning of period	$52,624	$25,142
Additions for credit-related OTTI not previously recognized	3,368	3,514
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	20,139	23,968
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$76,131	$52,624

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and separately identified on the Consolidated Balance Sheets with changes in fair value recognized in earnings as they occur.  Certain residential mortgage-backed securities issued by U.S. government agencies and derivative contracts are held as an economic hedge of the mortgage servicing rights.  In addition, certain corporate debt securities are economically hedged by derivative contracts to manage interest rate risk.  Derivative contracts that have not been designated as hedging instruments effectively modify these fixed rate securities into variable rate securities.

The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	December 31, 2011		December 31, 2010
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities	$626,109	$19,233	$428,021	$(5,641)
Corporate debt securities	25,117	18	–	–
Total	$651,226	$19,251	$428,021	$(5,641)

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2011 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts3	$10,391,244	$182,450	$10,324,244	$181,102	$149,780	$148,432
Energy contracts	1,554,400	158,625	1,799,367	171,050	62,945	75,370
Agricultural contracts	146,252	4,761	148,924	4,680	782	701
Foreign exchange contracts	73,153	73,153	72,928	72,928	73,153	72,928
Equity options	208,647	12,508	208,647	12,508	12,508	12,508
Total customer derivatives before cash collateral	12,373,696	431,497	12,554,110	442,268	299,168	309,939
Less: cash collateral	–	–	–	–	(11,690)	(73,712)
Total customer derivatives	12,373,696	431,497	12,554,110	442,268	287,478	236,227

Interest rate risk management programs	44,000	6,381	25,000	295	6,381	295
Total derivative contracts	$12,417,696	$437,878	$12,579,110	$442,563	$293,859	$236,522
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
²
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

3
Includes interest rate swaps used by borrowers to modify interest rate terms of their loans and to be announced residential mortgage-backed securities used by mortgage banking customers to hedge their loan production.

When bilateral netting agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by counterparty basis.

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities.  Derivative assets and liabilities are reported net of cash margin when certain conditions are met.  As of December 31, 2011, a decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $51 million.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2010 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts3	$11,664,409	$235,961	$11,524,077	$233,421	$141,279	$138,739
Energy contracts	1,914,519	188,655	2,103,923	191,075	76,746	79,166
Agricultural contracts	183,250	10,616	186,709	10,534	4,226	4,144
Foreign exchange contracts	45,014	45,014	45,014	45,014	45,014	45,014
Equity options	160,535	16,247	160,535	16,247	16,247	16,247
Total customer derivatives before cash collateral	13,967,727	496,493	14,020,258	496,291	283,512	283,310
Less: cash collateral	–	–	–	–	(15,017)	(68,987)
Total customer derivatives	13,967,727	496,493	14,020,258	496,291	268,495	214,323

Interest rate risk management programs	124,000	1,950	17,977	1,097	1,950	1,097
Total derivative contracts	$14,091,727	$498,443	$14,038,235	$497,388	$270,445	$215,420
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
²
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

3
Includes interest rate swaps used by borrowers to modify interest rate terms of their loans and to be announced residential mortgage-backed securities used by mortgage banking customers to hedge their loan production.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):
	Year ended December 31,
	2011		2010
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts	$(854)	$–	$2,784	$–
Energy contracts	5,262	–	7,951	–
Agriculture contracts	341	–	629	–
Foreign exchange contracts	565	–	375	–
Equity options	–	–	–	–
Total customer derivatives	5,314	–	11,739	–
Interest rate risk management programs	–	2,526	–	3,032
Total derivative contracts	$5,314	$2,526	$11,739	$3,032

Net interest revenue increased $1.6 million in 2011, $4.0 million in 2010 and $13.1 million in 2009 from periodic settlements of amounts receivable or payable on interest rate swaps.

As discussed in Note 7, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale in the Consolidated Balance Sheets.  See Note 7 for additional discussion of notional, fair value and impact on earnings of these contracts.

None of these derivative contracts have been designated as hedging instruments.

(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31,
	2011				2010
	Fixed	Variable	Non-		Fixed	Variable	Non-
	Rate	Rate	accrual	Total	Rate	Rate	accrual	Total

Commercial	$3,272,862	$3,229,781	$68,811	$6,571,454	$2,883,905	$3,011,636	$38,455	$5,933,996
Commercial real estate	887,923	1,292,793	99,193	2,279,909	829,836	1,297,148	150,366	2,277,350
Residential mortgage	992,556	948,138	29,767	1,970,461	851,048	939,774	37,426	1,828,248
Consumer	241,955	202,449	3,515	447,919	369,364	229,511	4,567	603,442
Total	$5,395,296	$5,673,161	$201,286	$11,269,743	$4,934,153	$5,478,069	$230,814	$10,643,036
Accruing loans past due (90 days)1				$2,496				$7,966
Foregone interest on nonaccrual loans				$11,726				$16,818
1	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At December 31, 2011, $5.0 billion or 44% of the total loan portfolio was to businesses and individuals in Oklahoma and $3.4 billion or 31% of our total loan portfolio was to businesses and individuals in Texas.  This geographic concentration subjects the loan portfolio to the general economic conditions within this area.  At December 31, 2010, $4.9 billion or 46% of the total loan portfolio was to businesses and individuals in Oklahoma and $3.0 billion or 28% of our total loan portfolio was to businesses and individuals in Texas.

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

At December 31, 2011, commercial loans to businesses in Oklahoma totaled $2.7 billion or 41% of the commercial loan portfolio and loans to businesses in Texas totaled $2.2 billion or 34% of the commercial loan portfolio segment.  The commercial loan portfolio segment is further divided into loan classes.  The energy loan class totaled $2.0 billion or 18% of total loans at December 31, 2011, including $1.7 billion of outstanding loans to energy producers.  Approximately 51% of the committed production loans are secured by properties primarily producing oil and 47% are secured by properties primarily producing natural gas.  The services loan class totaled $1.7 billion at December 31, 2011.  Approximately $993 million of loans in the services category consisted of loans with individual balances of less than $10 million.  Businesses included in the service class include community foundations, communications, education, gaming and transportation.

At December 31, 2010 commercial loans to business in Oklahoma totaled $2.6 billion or 43% of the commercial portfolio and commercial loans to businesses in Texas totaled $1.9 billion or 32% of our commercial loan portfolio.  The energy loan class totaled $1.7 billion and the services loan class totaled $1.6 billion.  Approximately $1.0 billion of loans in the services category consisted of loans with individual balances of less than $10 million.

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

At December 31, 2011, 36% of commercial real estate loans were secured by properties in the Dallas, Fort Worth and Houston metropolitan areas of Texas and 26% of commercial real estate loans were secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.  At December 31, 2010, 32% of commercial real estate loans were secured by properties located in Oklahoma and 30% of commercial real estate loans wee secured by properties located in Texas.

Residential Mortgage and Consumer

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

At December 31, 2011 and 2010, residential mortgage loans included $185 million and $72 million, respectively, of loans guaranteed by agencies of the U.S. government previously sold into Ginnie Mae (“GNMA”) mortgage pools.  These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met.  Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $635 million at December 31, 2011 and $553 million at December 31, 2010.  Approximately 66% of the home equity loan portfolio is comprised of junior lien loans and 34% of the home equity loan portfolio is comprised of first lien loans.  Substantially all of the increase in total outstanding home equity loan balance is from the first lien product.  These loans generally result from refinancing of existing loans at terms of 15 years or less.  Junior lien loans are distributed 78% to amortizing term loans and 22% to revolving lines of credit.  Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%.  The maximum loan amount available for our home equity loan products is generally $400 thousand.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2011, outstanding commitments totaled $6.1 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2011, outstanding standby letters of credit totaled $37 million.  Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2011, outstanding commercial letters of credit totaled $7.4 million.

Allowances for Credit Losses

BOK Financial maintains separate allowances for loan losses and for off-balance sheet credit risk related to commitments to extend credit and standby letters of credit.  As discussed in greater detail in Note 7, the Company also has separate accruals related to off-balance sheet credit risk related to residential mortgage loans sold with full or partial recourse and for residential mortgage loans sold to government sponsored agencies under standard representation and warranties.

The allowance for loan losses is assessed by management on a quarterly basis and consists of specific amounts attributed to impaired loans that have not been charged down to amounts we expect to recover, general allowances based on loss rates by loan class for unimpaired loans and non-specific allowances based on general economic conditions and related factors.  Impairment is individually measured for certain impaired loans and collectively measured for all other loans.  The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2011 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$6,502,695	$81,907	$68,759	$1,536	$6,571,454	$83,443
Commercial real estate	2,180,716	63,092	99,193	3,942	2,279,909	67,034
Residential mortgage	1,963,020	38,909	7,441	298	1,970,461	39,207
Consumer	446,823	17,447	1,096	–	447,919	17,447
Total	11,093,254	201,355	176,489	5,776	11,269,743	207,131

Nonspecific allowance	–	–	–	–	–	46,350

Total	$11,093,254	$201,355	$176,489	$5,776	$11,269,743	$253,481

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

The activity in the combined allowance for loan losses and off-balance sheet credit losses related to loan commitments and standby letters of credit by portfolio segments for the year ended December 31, 2011 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total

Allowance for loans losses:
Beginning balance	$104,631	$98,709	$50,281	$12,614	$26,736	$292,971
Provision for (reduction of) allowance for loan losses	(13,830)	(18,482)	699	10,959	19,614	(1,040)
Loans charged off	(14,836)	(15,973)	(14,107)	(11,884)	–	(56,800)
Recoveries	7,478	2,780	2,334	5,758	–	18,350
Ending balance	$83,443	$67,034	$39,207	$17,447	$46,350	$253,481
Allowance for off-balance sheet credit losses:
Beginning balance	$13,456	$443	$131	$241	$–	$14,271
Provision for (reduction of) allowance for off-balance sheet credit losses	(5,550)	807	(40)	(227)	–	(5,010)
Ending balance	$7,906	$1,250	$91	$14	$–	$9,261

Combined provision for (reduction of) allowances for credit losses	$(19,380)	$(17,675)	$659	$10,732	$19,614	$(6,050)

The activity in the combined allowance for loan losses and off-balance sheet credit losses related to loan commitments and standby letters of credit is summarized as follows (in thousands):

	Year ended December 31,
	2010	2009
Allowance for loans losses:
Beginning balance	$292,095	$233,236
Provision for loan losses	105,256	196,678
Loans charged off	(123,988)	(148,499)
Recoveries	19,608	10,680
Ending balance	$292,971	$292,095
Allowance for loans off-balance sheet credit losses:
Beginning balance	$$14,388	$15,166
Reduction of the allowance for off-balance sheet credit losses	(117)	(778)
Ending balance	$14,271	$14,388

Total provision for credit losses	$105,139	$195,900

Credit Quality Indicators

The Company utilizes loan class and risk grading as primary credit quality indicators.  Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk graded based on a quarterly evaluation of the borrowers’ ability to repay the loans.  Certain commercial loans and most residential mortgage and consumer loans are small, homogeneous pools that are not risk graded.  The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at December 31, 2011 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$6,552,986	$82,263	$18,468	$1,180	$6,571,454	$83,443
Commercial real estate	2,279,909	67,034	–	–	2,279,909	67,034
Residential mortgage	314,475	8,262	1,655,986	30,945	1,970,461	39,207
Consumer	216,271	2,527	231,648	14,920	447,919	17,447
Total	9,363,641	160,086	1,906,102	47,045	11,269,743	207,131

Nonspecific allowance	–	–	–	–	–	46,350

Total	$9,363,641	$160,086	$1,906,102	$47,045	$11,269,743	$253,481

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

Loans are considered to be performing if they are in compliance with the original terms of the agreement which is consistent with the regulatory guideline of “pass.”  Performing also includes loans considered to be “other loans especially mentioned” by regulatory guidelines.  Other loans especially mentioned are in compliance with the original terms of the agreement but may have a weakness that deserves management’s close attention.  Performing loans also include past due residential mortgages that are guaranteed by agencies of the U.S. government.

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

The following table summarizes the Company’s loan portfolio at December 31, 2011 by loan class and the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$2,013,866	$1,417	$336	$–	$–	$2,015,619
Services	1,696,883	31,338	16,968	–	–	1,745,189
Wholesale/retail	907,648	34,156	21,180	–	–	962,984
Manufacturing	325,393	2,390	23,051	–	–	350,834
Healthcare	967,581	3,414	5,486	–	–	976,481
Integrated food services	207,982	756	–	–	–	208,738
Other commercial and industrial	291,393	10	1,738	18,416	52	311,609
Total commercial	6,410,746	73,481	68,759	18,416	52	6,571,454

Commercial real estate:
Construction and land development	238,362	27,244	61,874	–	–	327,480
Retail	499,636	3,244	6,863	–	–	509,743
Office	382,503	12,548	11,457	–	–	406,508
Multifamily	356,927	8,079	3,513	–	–	368,519
Industrial	277,453	280	–	–	–	277,733
Other commercial real estate	358,597	15,843	15,486	–	–	389,926
Total commercial real estate	2,113,478	67,238	99,193	–	–	2,279,909

Residential mortgage:
Permanent mortgage	291,155	15,879	7,441	817,921	17,925	1,150,321
Permanent mortgages guaranteed by U.S. government agencies	–	–	–	184,973	–	184,973
Home equity	–	–	–	630,766	4,401	635,167
Total residential mortgage	291,155	15,879	7,441	1,633,660	22,326	1,970,461

Consumer:
Indirect automobile	–	–	–	102,955	2,194	105,149
Other consumer	211,226	3,949	1,096	126,274	225	342,770
Total consumer	211,226	3,949	1,096	229,229	2,419	447,919

Total	$9,026,605	$160,547	$176,489	$1,881,305	$24,797	$11,269,743

The following table summarizes the Company’s loan portfolio at December 31, 2010 by loan class and risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$1,704,401	$6,543	$465	$–	$–	$1,711,409
Services	1,531,239	30,420	19,262	–	–	1,580,921
Wholesale/retail	956,397	45,363	8,486	–	–	1,010,246
Manufacturing	319,075	4,000	2,116	–	–	325,191
Healthcare	801,525	4,566	3,534	–	–	809,625
Integrated food services	202,885	1,385	13	–	–	204,283
Other commercial and industrial	267,949	108	4,446	19,685	133	292,321
Total commercial	5,783,471	92,385	38,322	19,685	133	5,933,996

Commercial real estate:
Construction and land development	326,769	21,516	99,579	–	–	447,864
Retail	395,094	5,468	4,978	–	–	405,540
Office	420,899	16,897	19,654	–	–	457,450
Multifamily	355,733	6,784	6,725	–	–	369,242
Industrial	177,712	294	4,087	–	–	182,093
Other commercial real estate	390,969	8,849	15,343	–	–	415,161
Total commercial real estate	2,067,176	59,808	150,366	–	–	2,277,350

Residential mortgage:
Permanent mortgage	420,407	19,403	12,064	730,638	20,047	1,274,944
Permanent mortgages guaranteed by U.S. government agencies	–	–	–	72,385	–	72,385
Home equity	–	–	–	547,989	5,315	553,304
Total residential mortgage	420,407	19,403	12,064	1,351,012	25,362	1,828,248

Consumer:
Indirect automobile	–	–	–	237,050	2,526	239,576
Other consumer	240,243	4,356	1,751	117,226	290	363,866
Total consumer	240,243	4,356	1,751	354,276	2,816	603,442

Total	$8,511,297	$175,952	$202,503	$1,724,973	$28,311	$10,643,036

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

A summary of internally risk graded impaired loans follows (in thousands):

	As of December 31, 2011					Year ended
		Recorded Investment				December 31, 2011
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Energy	$336	$336	$336	$–	$–	$401	$–
Services	26,916	16,968	16,200	768	360	18,115	–
Wholesale/retail	24,432	21,180	19,702	1,478	1,102	14,833	–
Manufacturing	26,186	23,051	23,051	–	–	12,584	–
Healthcare	6,825	5,486	5,412	74	74	4,510	–
Integrated food services	–	–	–	–	–	7	–
Other commercial and industrial	9,237	1,738	1,738	–	–	3,092	–
Total commercial	93,932	68,759	66,439	2,320	1,536	53,542	–

Commercial real estate:
Construction and land development	98,053	61,874	56,740	5,134	1,777	80,727	–
Retail	8,645	6,863	4,373	2,490	1,062	5,921	–
Office	14,588	11,457	9,567	1,890	291	15,556	–
Multifamily	3,512	3,513	3,513	–	–	5,119	–
Industrial	–	–	–	–	–	2,044	–
Other real estate loans	16,702	15,486	7,887	7,599	812	15,415	–
Total commercial real estate	141,500	99,193	82,080	17,113	3,942	124,782	–

Residential mortgage:
Permanent mortgage	8,697	7,441	4,980	2,461	298	9,753	–
Home equity	–	–	–	–	–	–	–
Total residential mortgage	8,697	7,441	4,980	2,461	298	9,753	–

Consumer:
Indirect automobile	–	–	–	–	–	–	–
Other consumer	1,727	1,096	1,096	–	–	1,424	–
Total consumer	1,727	1,096	1,096	–	–	1,424	–

Total	$245,856	$176,489	$154,595	$21,894	$5,776	$189,501	$–

Generally, no interest income is recognized on impaired loans until all principal balances, including amount charged-off, have been recovered.

A summary of internally risk graded impaired loans at December 31, 2010 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance

Commercial:
Energy	$559	$465	$404	$61	$60
Services	28,579	19,262	15,985	3,277	1,227
Wholesale/retail	14,717	8,486	7,562	924	684
Manufacturing	5,811	2,116	2,116	–	–
Healthcare	4,701	3,534	2,743	791	95
Integrated food services	172	13	13	–	–
Other commercial and industrial	13,007	4,446	4,446	–	–
Total commercial	67,546	38,322	33,269	5,053	2,066

Commercial real estate:
Construction and land development	138,922	99,579	84,959	14,620	2,428
Retail	6,111	4,978	1,968	3,010	514
Office	25,702	19,654	18,798	856	106
Multifamily	24,368	6,725	6,129	596	115
Industrial	4,087	4,087	–	4,087	723
Other real estate loans	17,129	15,343	13,802	1,541	321
Total commercial real estate	216,319	150,366	125,656	24,710	4,207

Residential mortgage:
Permanent mortgage	15,258	12,064	8,574	3,490	781
Home equity	–	–	–	–	–
Total residential mortgage	15,258	12,064	8,574	3,490	781

Consumer:
Indirect automobile	–	–	–	–	–
Other consumer	1,909	1,751	1,506	245	78
Total consumer	1,909	1,751	1,506	245	78

Total	$301,032	$202,503	$169,005	$33,498	$7,132

Investments in impaired loans were as follows (in thousands):

	December 31,
	2011	2010	2009

Investment in impaired loans	$176,489	$202,503	$$316,666
Impaired loans with specific allowance for loss	21,894	33,498	204,076
Specific allowance balance	5,776	7,132	36,168
Impaired loans with no specific allowance for loss	154,595	169,005	112,590
Average recorded investment in impaired loans	189,501	262,368	327,935

Interest income recognized on impaired loans during 2011, 2010 and 2009 was not significant.

Troubled Debt Restructurings

Troubled debt restructurings of internally risk graded impaired loans at December 31, 2011 were as follows (in thousands):

	As of December 31, 2011				Amounts Charged-Off
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	During the Year Ended December 31, 2011

Commercial:
Energy	$–	$–	$–	$–	$–
Services	3,529	1,907	1,622	–	301
Wholesale/retail	1,739	961	778	24	–
Manufacturing	–	–	–	–	–
Healthcare	–	–	–	–	–
Integrated food services	–	–	–	–	–
Other commercial and industrial	960	–	960	–	–
Total commercial	6,228	2,868	3,360	24	301

Commercial real estate:
Construction and land development	25,890	3,585	22,305	1,577	1,104
Retail	1,070	–	1,070	–	882
Office	2,496	1,134	1,362	215	527
Multifamily	–	–	–	–	–
Industrial	–	–	–	–	–
Other real estate loans	8,171	387	7,784	662	86
Total commercial real estate	37,627	5,106	32,521	2,454	2,599

Residential mortgage:
Permanent mortgage	4,103	1,396	2,707	282	54
Home equity	–	–	–	–	–
Total residential mortgage	4,103	1,396	2,707	282	54

Consumer:
Indirect automobile	–	–	–	–	–
Other consumer	168	168	–	–	–
Total consumer	168	168	–	–	–

Total	$48,126	$9,538	$38,588	$2,760	$2,954

The financial impact of troubled debt restructurings primarily consist of specific allowances for credit losses and principal amounts charged off.  Internally risk graded loans that have been modified in troubled debt restructuring generally remain classified as nonaccruing.  Other financial impacts, such as foregone interest, are not material to the financial statements.

Non-risk graded residential mortgage loans that are modified in troubled debt restructurings primarily consist of loans that are guaranteed by U.S. government agencies.  At December 31, 2011, approximately $13 million of the renegotiated residential mortgage loans are currently performing in accordance with the modified terms, $5.8 million are 30 to 89 days past due and $14 million are past due 90 days or more.  Restructured residential mortgage loans guaranteed by agencies of the U.S. government in accordance with agency guidelines represent $29 million of our $33 million portfolio of renegotiated loans.  All renegotiated loans past due 90 days or more are guaranteed by U.S. government agencies.

Nonaccrual & Past Due Loans

Past due status for all loans classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans 30 to 89 days past due and accruing, loans 90 days or more past due and accruing and nonaccrual loans as of December 31, 2011 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total

Commercial:
Energy	$2,013,770	$1,065	$448	$336	$2,015,619
Services	1,713,426	13,608	1,187	16,968	1,745,189
Wholesale/retail	941,334	470	–	21,180	962,984
Manufacturing	327,129	654	–	23,051	350,834
Healthcare	969,586	1,362	47	5,486	976,481
Integrated food services	208,733	–	5	–	208,738
Other commercial and industrial	307,853	1,966	–	1,790	311,609
Total commercial	6,481,831	19,125	1,687	68,811	6,571,454

Commercial real estate:
Construction and land development	264,327	1,279	–	61,874	327,480
Retail	502,508	372	–	6,863	509,743
Office	394,812	239	–	11,457	406,508
Multifamily	364,968	38	–	3,513	368,519
Industrial	277,733	–	–	–	277,733
Other real estate loans	370,859	3,444	137	15,486	389,926
Total commercial real estate	2,175,207	5,372	137	99,193	2,279,909

Residential mortgage:
Permanent mortgage	1,107,095	17,259	601	25,366	1,150,321
Permanent mortgages guaranteed by U.S. government agencies	17,509	12,163	155,301	–	184,973
Home equity	627,688	3,036	42	4,401	635,167
Total residential mortgage	1,752,292	32,458	155,944	29,767	1,970,461

Consumer:
Indirect automobile	98,345	4,581	29	2,194	105,149
Other consumer	339,163	2,286	–	1,321	342,770
Total consumer	437,508	6,867	29	3,515	447,919

Total	$10,846,838	$63,822	$157,797	$201,286	$11,269,743

A summary of loans currently performing, loans 30 to 89 days past due and accruing, loans 90 days or more past due and accruing and nonaccrual loans as of December 31, 2010 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total

Commercial:
Energy	$1,707,466	$507	$2,971	$465	$1,711,409
Services	1,558,120	3,196	343	19,262	1,580,921
Wholesale/retail	1,001,422	315	23	8,486	1,010,246
Manufacturing	321,102	168	1,805	2,116	325,191
Healthcare	805,124	75	892	3,534	809,625
Integrated food services	204,199	71	–	13	204,283
Other commercial and industrial	287,357	111	274	4,579	292,321
Total commercial	5,884,790	4,443	6,308	38,455	5,933,996

Commercial real estate:
Construction and land development	344,016	3,170	1,099	99,579	447,864
Retail	394,445	6,117	–	4,978	405,540
Office	437,496	300	–	19,654	457,450
Multifamily	362,517	–	–	6,725	369,242
Industrial	177,660	346	–	4,087	182,093
Other real estate loans	395,320	4,301	197	15,343	415,161
Total commercial real estate	2,111,454	14,234	1,296	150,366	2,277,350

Residential mortgage:
Permanent mortgage	1,148,271	22,177	–	32,111	1,202,559
Permanent mortgages guaranteed by U.S. government agencies	10,451	4,342	57,592	–	72,385
Home equity	546,384	1,605	–	5,315	553,304
Total residential mortgage	1,705,106	28,124	57,592	37,426	1,828,248

Consumer:
Indirect automobile	225,601	11,382	67	2,526	239,576
Other consumer	360,603	927	295	2,041	363,866
Total consumer	586,204	12,309	362	4,567	603,442

Total	$10,287,554	$59,110	$65,558	$230,814	$10,643,036

(5) Premises and Equipment

Premises and equipment at December 31 are summarized as follows (in thousands):

	December 31,
	2011	2010

Land	$73,638	$72,643
Buildings and improvements	232,440	226,234
Software	82,801	69,303
Furniture and equipment	141,743	133,732
Subtotal	530,622	501,912
Less accumulated depreciation	267,887	236,447
Total	$262,735	$265,465

Depreciation expense of premises and equipment was $32 million, $33 million and $33 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(6) Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	December 31,
	2011	2010

Core deposit premiums	$109,417	$109,417
Less accumulated amortization	107,023	104,795
Net core deposit premiums	2,394	4,622

Other identifiable intangible assets	17,291	17,291
Less accumulated amortization	9,466	8,110
Net other identifiable intangible assets	7,825	9,181

Total intangible assets, net	$10,219	$13,803

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core	Other
	Deposit	Identifiable
	Premiums	Intangible Assets	Total

2012	$815	$1,385	$2,200
2013	485	1,061	1,546
2014	432	334	766
2015	392	334	726
2016	248	334	582
Thereafter	22	4,377	4,399
	$2,394	$7,825	$10,219

The net amortized cost of goodwill and identifiable intangible assets assigned to the Company’s geographic markets as follows (in thousands):
	December 31,
	2011	2010
Core deposit premiums:
Texas	$1,817	$3,408
Colorado	548	1,058
Arizona	29	156
Total core deposit premiums	$2,394	$4,622

Other identifiable intangible assets:
Oklahoma	$5,548	$6,048
Colorado	1,487	2,343
Kansas/Missouri	790	790
Total other identifiable intangible assets	$7,825	$9,181

Goodwill:
Oklahoma	$8,173	$8,173
Texas	240,122	240,122
New Mexico	15,273	15,273
Colorado	55,611	55,611
Arizona	16,422	16,422
Total goodwill	$335,601	$335,601

The carrying value of goodwill by operating segment as of December 31, 2011 and 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Total
Goodwill	$266,728	$39,251	$29,850	$335,829
Accumulated Impairment	–	(228)	–	(228)
Net goodwill balance	$266,728	$39,023	$29,850	$335,601

The annual goodwill evaluations for 2011 and 2010 did not indicate impairment for any reporting unit.  Economic conditions did not indicate that impairment existed for any identifiable intangible assets and therefore no impairment evaluation was performed.  As a result of the annual goodwill evaluation, the Company recorded an impairment charge of $228 thousand related to the consumer banking operating segment in the Arizona market in 2009.

(7) Mortgage Banking Activities

Residential Mortgage Loan Production

The Company originates and markets conventional and government-sponsored residential mortgage loans.  Generally, conforming fixed-rate residential mortgage loans are held for sale in the secondary market and non-conforming and adjustable-rate residential mortgage loans are held for investment. All residential mortgage loans originated for sale by the Company are carried at fair value based on sales commitments or market quotes.  Changes in the fair value are recorded in Other operating revenue – mortgage banking revenue in the Consolidated Statements of Earnings.  Residential mortgage loans held for sale in the Consolidated Balance Sheets also include the fair value of residential mortgage loan commitments and forward sales commitments which are considered derivative contracts that have not been designated as hedging instruments.  The volume and rate spread of mortgage loans originated for sale are the primary drivers of originating and marketing revenue.

Residential mortgage loan commitments are generally outstanding for 60 to 90 days, which represents the typical period from commitment to originate a mortgage loan to when the closed loan is sold to an investor.  Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets.  Exposure to interest rate fluctuations is partially managed through forward sales of residential mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days.

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2011		December 31, 2010
	Notional / Unpaid Principal Balance	Fair Value	Notional / Unpaid Principal Balance	Fair Value

Residential mortgage loans held for sale	$177,319	$184,816	$253,778	$254,669
Residential mortgage loan commitments	189,770	6,597	138,870	2,251
Forward sales contracts	349,447	(3,288)	396,422	6,493
		$188,125		$263,413

No residential mortgage loans held for sale were 90 days or more past due or considered impaired at of December 31, 2011 or 2010.  No credit losses were recognized on residential mortgage loans held for sale for the years ended December 31, 2011 and 2010.

Mortgage banking revenue was as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Originating and marketing revenue:
Residential mortgages loan held for sale	$57,418	$45,243	$40,849
Residential mortgage loan commitments	4,345	1,755	(1,673)
Forward sales contracts	(9,781)	2,440	5,786
Total originating and marketing revenue	51,982	49,438	44,962
Servicing revenue	39,661	38,162	20,018
Total mortgage banking revenue	$91,643	$87,600	$64,980

Originating and marketing revenue includes gain (loss) on residential mortgage loans held for sale and changes in the fair value of derivative contracts not designated as hedging instruments related to residential mortgage loan commitments and forward sales contracts.  Servicing revenue includes servicing fee income and late charges on loans serviced for others.

Residential Mortgage Servicing

Mortgage servicing rights may be recognized when mortgage loans originated pursuant to an existing plan for sale or, if no such plan exists, when the mortgage loans are sold.  Mortgage servicing rights may also be purchased.  Both originated and purchased mortgage servicing rights are initially recognized at fair value.  The Company has elected to carry all mortgage servicing rights at fair value.  Changes in the fair value are recognized in earnings as they occur.  The unpaid principal balance of loans serviced for others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Number of residential mortgage loans serviced for others	95,841	96,443	61,199
Outstanding principal balance of residential mortgage loans serviced for others	$11,300,986	$11,194,582	$6,603,132
Weighted average interest rate	5.19%	5.44%	5.83%
Remaining term (in months)	290	292	321

Activity in capitalized mortgage servicing rights and related valuation allowance during 2009, 2010 and 2011 is as follows (in thousands):

	Purchased	Originated	Total
Balance at December 31, 2008	$6,353	$36,399	$42,752
Additions, net	–	39,869	39,869
Change in fair value due to loan runoff	(2,526)	(18,395)	(20,921)
Change in fair value due to market changes	4,001	8,123	12,124
Balance at December 31, 2009	$7,828	$65,996	$73,824
Additions, net	31,321	27,603	58,924
Change in fair value due to loan runoff	(6,791)	(13,895)	(20,686)
Gain on purchase of mortgage servicing rights	11,832	–	11,832
Change in fair value due to market changes	(6,290)	(1,881)	(8,171)
Balance at December 31, 2010	$37,900	$77,823	$115,723
Additions, net	–	26,251	26,251
Change in fair value due to loan runoff	(4,699)	(10,045)	(14,744)
Change in fair value due to market changes	(14,298)	(26,149)	(40,447)
Balance at December 31, 2011	$18,903	$67,880	$86,783
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

There is no active market trading in mortgage servicing rights after origination.  Fair value is determined by discounting the projected net cash flows. Significant assumptions considered significant unobservable inputs used to determine fair value are:

	December 31, 2011	December 31, 2010
Discount rate – risk-free rate plus a market premium	10.34%	10.36%
Prepayment rate – based upon loan interest rate, original term and loan type	10.88% - 49.68%	6.53% - 23.03%
Loan servicing costs – annually per loan based upon loan type	$55 - $105	$35 - $60
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.21%	2.21%

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

Stratification of the mortgage loan-servicing portfolio, outstanding principal of loans serviced and weighted average prepayment rate by interest rate at December 31, 2011 follows (in thousands):

	< 4.50%	4.50% - 5.49%	5.50% - 6.49%	> 6.49%	Total

Fair value	$19,911	$50,637	$12,736	$3,499	$86,783
Outstanding principal of loans serviced for others	$2,125,412	$5,227,723	$2,822,476	$1,125,375	$11,300,986
Weighted average prepayment rate1	10.88%	14.42%	39.40%	49.68%	23.50%
1	Annual prepayment estimates based upon loan interest rate, original term and loan type

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points.  At December 31, 2011, a 50 basis point increase in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge, by $740 thousand.  A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge, by $4.8 million.  In our model, changes in the value of our servicing rights due to changes in interest rates assume stable relationships between mortgage rates and prepayment speeds.  Changes in market condition can cause variation from these assumptions.  These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at December 31, 2011 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$5,254,662	$56,789	$15,965	$57,076	$5,384,492
FNMA	1,564,151	27,623	8,786	26,871	1,627,431
GNMA	3,593,523	159,869	40,185	38,508	3,832,085
Other	425,770	14,480	3,526	13,202	456,978
Total	$10,838,106	$258,761	$68,462	$135,657	$11,300,986

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs.  These loans consist of first lien, fixed rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties.  However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans.  The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties.  The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest.  The principal balance of residential mortgage loans sold subject to recourse obligations totaled $259 million at December 31, 2011 and $289 million at December 31, 2010.  A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $19 million at December 31, 2011 and $17 million at December 31, 2010.  At December 31, 2011, approximately 6% of the loans sold with recourse with an outstanding principal balance of $15 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 7% with an outstanding balance of $18 million were past due 30 to 89 days.  The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	2011	2010	2009
Beginning balance	$16,667	$13,781	$8,767
Provision for recourse losses	8,611	7,895	12,210
Loans charged off, net	(6,595)	(5,009)	(7,196)
Ending balance	$18,683	$$16,667	$13,781

The Company also has off-balance sheet credit risk for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements.  At December 31, 2011, the Company had unresolved deficiency requests from the agencies on 247 loans with an aggregate outstanding balance of $37 million.  At December 31, 2010 the Company had unresolved deficiency requests from the agencies on 140 loans with an aggregate outstanding balance of $22 million.  The Company repurchased 10 loans from the agencies during 2011 for $1.0 million and recognized $295 thousand in losses.  The Company provided indemnification for 10 additional loans with an unpaid principal balance of $1.1 million.  The Company repurchased 11 loans for approximately $301 thousand from the agencies during 2010, which resulted in no losses to the Company.  During 2010, the Company established an accrual for credit losses related to potential loan repurchases under representations and warranties which is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings.  This accrual totaled $2.2 million at December 31, 2011.

(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	2011	2010	2009
Transaction deposits	$23,415	$38,886	$51,607
Savings	719	719	614
Time:
Certificates of deposits under $100,000	26,476	31,210	57,486
Certificates of deposits $100,000 and over	21,175	19,235	37,193
Other time deposits	17,105	16,215	17,462
Total time	64,756	66,660	112,141
Total	$88,890	$106,265	$164,362

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 were $2.1 billion and $2.2 billion, respectively.

Time deposit maturities are as follows:  2012 – $1.8 billion, 2013 – $465 million, 2014 – $112 million, 2015 – $249 million, 2016 – $323 million and $479 million thereafter.  At December 31, 2011 and 2010, the Company had $219 million and $210 million, respectively, in fixed rate, brokered certificates of deposits.  The weighted-average interest rate paid on these certificates was 3.62% in 2011 and 3.82% in 2010.

Interest expense on time deposits was reduced by $1.6 million in 2011, $4.0 million in 2010 and $11.5 million in 2009 from the net accrued settlement of interest rate swaps.

The aggregate amount of overdrawn transaction deposits that have been reclassified as loan balances was $7.5 million at December 31, 2011 and $13.5 million at December 31, 2010.

(9) Other Borrowings

Information relating to other borrowings is summarized as follows (dollars in thousands):

	2011			2010			2009
			Maximum			Maximum			Maximum
			Outstanding			Outstanding			Outstanding
			At Any			At Any			At Any
	Balance	Rate	Month End	Balance	Rate	Month End	Balance	Rate	Month End

Parent Company and Other Non-Bank Subsidiaries:
Revolving, unsecured line	$–	–%	$–	$–	–%	$–	$–	–%	$50,000
Trust preferred debt	–	–	8,763	7,217	6.42	7,217	7,217	6.42	12,372
Total Parent Company and Other Non-Bank Subsidiaries	–			7,217			7,217

Subsidiary Bank:
Funds purchased	1,063,318	0.07	1,706,893	1,025,018	0.11	1,465,983	1,315,133	0.14	2,002,285
Repurchase agreements	1,233,064	0.12	1,393,237	1,258,762	0.59	1,258,762	1,156,610	0.46	1,156,610
Federal Home Loan Bank advances	4,837	0.38	201,674	801,797	0.14	2,277,977	1,253,051	0.23	2,053,130
Federal Reserve advances	–	–	–	–	–	400,000	850,000	0.25	1,100,000
Subordinated debentures	398,881	5.74	398,881	398,701	5.78	398,701	398,539	5.53	398,539
GNMA repurchase liability	53,082	5.79	118,595	–	–	–	–	–	–
Other	16,566	3.23	45,366	24,564	0.46	25,326	23,089	0.22	31,577
Total subsidiary banks	2,769,748	1.06		3,508,842	0.95		4,996,422	0.70

Total other borrowings	$2,769,748	1.07%		$3,516,059	0.98%		$5,003,639	0.72%

Aggregate annual principal repayments at December 31, 2011 are as follows (in thousands):

	Parent	Subsidiary
	Company	Bank

2012	$–	$2,353,579
2013	–	1,722
2014	–	525
2015	–	525
2016	–	149,666
Thereafter	–	263,731
Total	$–	$2,769,748

Funds purchased are unsecured and generally mature within one to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities.  There was no outstanding accrued interest payable related to repurchase agreements at December 31, 2011.  Accrued interest payable related to repurchase agreements totaled $186 thousand at December 31, 2010.

Additional information relating to securities sold under agreements to repurchase and related liabilities at December 31, 2011 and 2010 is as follows (dollars in thousands):

	December 31, 2011
	Amortized	Market	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability1	Rate
U.S. Agency Securities:
Overnight1	$1,583,958	$1,628,547	$1,231,426	0.09%
Long-term	–	–	–	–
Total Agency Securities	$1,583,958	$1,628,547	$1,231,426	0.09%

	December 31, 2010
	Amortized	Market	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability1	Rate
U.S. Agency Securities:
Overnight1	$1,357,440	$1,399,570	$1,108,769	0.25%
Long-term	132,130	139,344	170,155	4.72
Total Agency Securities	$1,489,570	$1,538,914	$1,278,924	0.85%
1
BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances.  The Federal Home Loan Banks have issued letters of credit totaling $311 million to secure BOK Financial’s obligations to depositors of public funds.  The unused credit available to BOK Financial at December 31, 2011 pursuant to the Federal Home Loan Bank’s collateral policies is $1.6 billion.

On June 9, 2011, the Company terminated its unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder.  There were no amounts outstanding under this credit agreement and no penalties or costs were paid by the Company for termination of the agreement.  The credit agreement was replaced with a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”).  Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.50% based upon the Company’s option.  A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties.  Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 7, 2012.  The Credit Facility contains customary representations and warranties, as well as affirmative and negative covenants, including limits on the Company’s ability to borrow additional funds, make investments or sell assets.  These covenants also require BOKF to maintain minimum capital levels.  No amounts were outstanding under the Credit Facility at December 31, 2011 and the Company met all of the covenants.

In 2007, the Bank issued $250 million of subordinated debt due May 15, 2017.  Interest on this debt is based upon a fixed rate of 5.75% through May 14, 2012 and on a floating rate of three-month LIBOR plus 0.69% thereafter.  The proceeds of this debt were used to fund the Worth National Bank and First United Bank acquisitions and to fund continued asset growth.

In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt.  The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%.  The proceeds of this debt were used to repay $95 million of BOK Financial’s unsecured revolving line of credit and to provide additional capital to support asset growth.  During 2006, a $150 million notional amount interest rate swap was designated as a hedge of changes in fair value of the subordinated debt due to changes in interest rates.  The Company received a fixed rate of 5.257% and paid a variable rate based on 1-month LIBOR.  This fair value hedging relationship was discontinued and the interest rate swap was terminated in April 2007.

The Company has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools.  Interest is payable at rates contractually due to investors.

(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax liabilities:
Available for sale securities mark-to-market	$86,400	$77,700
Depreciation	29,400	17,400
Mortgage servicing rights	48,900	43,800
Lease financing	13,200	14,700
Other	18,400	13,600
Total deferred tax liabilities	196,300	167,200
Deferred tax assets:
Stock-based compensation	10,100	8,300
Credit loss allowances	102,700	116,900
Valuation adjustments	42,300	36,400
Deferred book income	9,200	12,700
Deferred compensation	29,500	22,300
Book expense in excess of pension contribution	1,900	1,000
Other	38,500	27,700
Total deferred tax assets	234,200	225,300
Deferred tax assets in excess of deferred tax liabilities	$37,900	$58,100

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year ended December 31,
	2011	2010	2009
Current tax expense:
Federal	$137,802	$132,165	$112,163
State	16,085	17,618	16,759
Total current tax expense	153,887	149,783	128,922
Deferred tax (benefit):
Federal	3,882	(24,714)	(19,835)
State	742	(1,712)	(2,382)
Total deferred tax (benefit)	4,624	(26,426)	(22,217)
Total income tax expense	$158,511	$123,357	$106,705

The reconciliations of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Amount:
Federal statutory tax	$156,917	$130,078	$108,752
Tax exempt revenue	(5,357)	(5,404)	(4,616)
Effect of state income taxes, net of federal benefit	11,198	9,740	9,165
Non-controlling interest	(1,382)	(539)	(1,204)
Utilization of tax credits	(2,972)	(6,317)	(1,327)
Bank-owned life insurance	(3,879)	(4,133)	(3,424)
Reduction of tax accrual	(1,764)	(2,245)	–
Other, net	5,750	2,177	(641)
Total	$158,511	$123,357	$106,705

Due to the favorable resolution of certain tax issues for the tax periods ended December 31, 2007and December 31, 2006, BOK Financial reduced its tax accrual by $1.8 million and $2.2 million in 2011 and 2010, respectively, which was credited against current income tax expense.

	Year ended December 31,
	2011	2010	2009
Percent of pretax income:
Federal statutory rate	35%	35%	35%
Tax-exempt revenue	(1)	(1)	(2)
Effect of state income taxes, net of federal benefit	2	3	3
Non-controlling interest	–	–	(1)
Utilization of tax credits	(1)	(2)	–
Bank-owned life insurance	(1)	(1)	(1)
Reduction of tax accrual	–	(1)	–
Other	1	–	–
Total	35%	33%	34%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance as of January 1	$11,900	$12,300	$13,200
Additions for tax for current year positions	6,390	3,700	4,050
Settlements during the period	(2,510)	–	–
Decreases in tax for prior year positions	–	–	(700)
Lapses of applicable statute of limitations	(3,550)	(4,100)	(4,250)
Balance as of December 31	$12,230	$11,900	$12,300

Any of the above unrecognized tax benefits, if recognized, would affect the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  The Company recognized $1.9 million for 2011, $1.3 million for 2010 and $1.4 million for 2009, in interest and penalties.  The Company had approximately $3.4 million and $3 million for the payment of interest and penalties accrued as of December 31, 2011 and 2010, respectively.  Federal statutes remain open for federal tax returns filed in the previous three reporting periods.  Various state income tax statutes remain open for the previous three to six reporting periods.

The Internal Revenue Service is currently auditing the federal income tax return of BOK Financial for the year ended December 31, 2008.  Management does not anticipate a material impact to the financial statements as a result of the audit.

(11) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006.  No participants may be added to the plan and no additional service benefits will be accrued.  Interest accrues on employees’ account balances at 5.25%.

The following table presents information regarding this plan (dollars in thousands):

	December 31,
	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$48,373	$46,581
Interest cost	2,157	2,257
Actuarial loss	2,461	1,489
Benefits paid	(2,778)	(1,954)
Projected benefit obligation at end of year1,2	$50,213	$48,373

Change in plan assets:
Plan assets at fair value at beginning of year	$44,477	$41,689
Actual return on plan assets	2,160	4,742
Benefits paid	(2,778)	(1,954)
Plan assets at fair value at end of year	$43,859	$44,477

Funded status of the plan	$(6,354)	$(3,896)

Components of net periodic benefit costs:
Interest cost	$2,157	$2,257
Expected return on plan assets	(1,957)	(2,126)
Amortization of unrecognized net loss	3,659	2,912
Net periodic pension cost	$3,859	$3,043
1	Projected benefit obligation equals accumulated benefit obligation.
2	Projected benefit obligation is based on a January 1 measurement date.

Weighted-average assumptions as of December 31:	2011	2010
Discount rate	4.11%	4.75%
Expected return on plan assets	5.25%	5.25%
Rate of compensation increase	N/A	N/A

As of December 31, 2011, expected future benefit payments related to the Pension Plan were as follows (in thousands):

2012	$6,337
2013	3,735
2014	3,749
2015	3,813
2016	3,817
2017 through 2019	16,887
$38,338

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Balanced Fund. The stated objective of this fund is to provide an attractive total return through a broadly diversified mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund’s securities.  If market quotations are not readily available, the securities’ fair values are determined by the Fund’s pricing committee.  The inception-to-date return on the fund, which is used as an indicator when setting the expected return on plan assets, was 6.80%.  As of December 31, 2011, the expected return on plan assets for 2012 is 5.25%.  The maximum allowed Pension Plan contribution for 2011 was $26 million.  No minimum contribution was required for 2011.  The minimum contribution was made for 2010 and 2009.  We expect approximately $3.9 million of net pension costs currently in accumulated other comprehensive income to be recognized as net periodic pension cost in 2012.

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the plan.  The Company-provided matching contribution rates range from 50% for employees with less than four years of service to 200% for employees with 15 or more years of service.  Additionally, a maximum Company-provided, non-elective annual contribution of up to $750 is made for employees whose annual base compensation is less than $40,000.  Total non-elective contributions were $933 thousand for 2011, $1.0 million for 2010 and $998 thousand in 2009.

Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund.  Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years.  Thrift Plan expenses were $15.4 million for 2011, $14.3 million for 2010 and $13.0 million for 2009.

BOK Financial also sponsors a defined benefit post-retirement employee medical plan, which pays 50 percent of annual medical insurance premiums for retirees who meet certain age and service requirements. Assets of the retiree medical plan consist primarily of shares in a cash management fund. The post-retirement medical plan is limited to current retirees and certain employees who were age 60 or older at the time the plan was frozen in 1993. The net obligation recognized under the plan was $2.2 million at December 31, 2011 and December 31, 2010. A 1% change in medical expense trends would not significantly affect the net obligation or cost of this plan.

BOK Financial offers numerous incentive compensation plans that are aligned with the Company’s growth strategy.  Compensation awarded under these plans may be based on defined formulas, other performance criteria or discretionary.  Incentive compensation is designed to motivate and reinforce sales and customer service behavior in all markets.  Earnings were charged $117.8 million in 2011,
$104.0 million in 2010 and $91.2 million in 2009 for incentive compensation plans.

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

These awards include stock options subject to vesting requirements and non-vested shares.  Generally, one-seventh of the options awarded vest annually and expire three years after vesting.  Additionally, stock options that vest in two years and expire 45 days after vesting have been awarded.  Non-vested shares vest five years after the grant date.  The holders of these non-vested shares may be required to retain the shares for a three-year period after vesting.

The Chief Executive Officer and other senior executives participate in an Executive Incentive Plan.  The number of options and non-vested shares may increase or decrease based upon the Company’s growth in earnings per share over a three-year period compared to the median growth in earnings per share for a designated peer group of financial institutions and other individual performance factors.

On April 26, 2011 shareholders approved the BOK Financial Corporation 2011 True-up Plan.  The True-Up Plan was intended to address inequality in the Executive Incentive Plan as a result of certain peer banks that performed poorly during the most recent economic cycle.  The True-Up Plan was designed to allow for adjustment upward or downward of certain executive officers annual and long-term compensation levels based on comparable executives at peer banks with similar earnings per share performance for the years 2006 through 2013.  Compensation is determined by ranking the BOK Financial’s earning per share performance to peer banks and then aligning compensation with the peer bank that most closely relates to the BOK Financial’s earnings per share performance.

The following table presents stock options outstanding during 2011, 2010 and 2009 under these plans (in thousands, except for per share data):

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
	Number	Price	Value
Options outstanding at December 31, 2008	3,575,468	$45.77	$19,200
Options awarded	913,880	37.24
Options exercised	(280,572)	33.49
Options forfeited	(487,793)	44.83
Options expired	(199,220)	51.76
Options outstanding at December 31, 2009	3,521,763	$44.58	$10,359
Options awarded	345,945	48.30
Options exercised	(486,280)	39.29
Options forfeited	(97,443)	46.89
Options expired	(148,651)	51.35
Options outstanding at December 31, 2010	3,135,334	$45.62	$24,405
Options awarded	185,007	55.94
Options exercised	(576,518)	44.35
Options forfeited	(60,005)	47.93
Options expired	(62,471)	54.13
Options outstanding at December 31, 2011	2,621,347	$47.01	$20,769

Options vested at:
December 31, 2009	903,380	$43.37	$3,745
December 31, 2010	805,781	$45.26	$6,556
December 31, 2011	825,682	$46.72	$6,779

The following table summarizes information concerning currently outstanding and vested stock options:

Options Outstanding				Options Vested
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Vested	Price

$30.50 – 30.87	30,044	0.95	$30.79	30,044	$30.79
36.65	536,106	4.00	36.65	65,348	36.65
37.74	81,535	1.50	37.74	81,535	37.74
45.15 – 47.34	217,277	2.00	47.31	139,202	47.30
47.05 – 48.53	274,770	2.50	47.05	125,948	47.05
47.67	27,484	0.12	47.67	27,484	47.67
48.30	220,072	5.00	48.30	8,942	48.30
48.46	523,725	3.50	48.46	159,411	48.46
54.33	429,016	3.00	54.33	187,768	54.33
55.94	281,318	6.00	55.94	–	–

The aggregate intrinsic value of options exercised was $5.5 million for 2011, $6.1 million for 2010 and $3.8 million for 2009.

Compensation expense for stock options is generally recognized based on the fair value of options granted over the options’ vesting period.  The fair value of options was determined as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010	2009

Average risk-free interest rate1	1.87%	2.36%	1.32%
Dividend yield	1.80%	2.00%	2.50%
Volatility factors	0.268	0.261	0.218
Weighted average expected life	4.9 years	4.9 years	4.9 years
Weighted average fair value	$11.92	$10.17	$5.36
1	Average risk-free interest rate represents U.S. Treasury rates matched to the expected life of the options.

Stock option expense totaled $10.0 million for 2011, $8.3 million for 2010 and $5.9 million for 2009.  Compensation cost of stock options granted that may be recognized as compensation expense in future years totaled $4.9 million at December 31, 2011.  Subject to adjustments for forfeitures, we expect to recognize compensation expense for current outstanding options of $2.2 million in 2012, $1.3 million in 2013, $758 thousand in 2014, $394 thousand in 2015, $183 thousand in 2016 and $63 thousand thereafter.

The following represents a summary of the non-vested stock awards as of December 31, 2011 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	415,508
Granted	142,756	$55.94
Vested	(44,887)	55.07
Forfeited	(9,639)	46.84
Non-vested at December 31, 2011	503,738

Unrecognized compensation cost of non-vested shares totaled $10.9 million at December 31, 2011.  Subject to adjustment for forfeitures, we expect to recognize compensation expense of $3.6 million in 2012, $3.3 million in 2013, $2.6 million in 2014 and $1.4 million in 2015 and $47 thousand in 2016.

BOK Financial permits certain executive officers to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock.

Stock-based compensation subject to these deferral plans is recognized as a liability award rather than as an equity award.  Compensation expense is based on the fair value of the award recognized over the vesting period.  The recorded obligation for liability awards totaled $1.3 million at December 31, 2011 and $2.0 million at December 31, 2010.  Compensation cost of liability awards was an expense of $760 thousand in 2011, $1.9 million in 2010 and $1.3 million in 2009.

Based on the most recent available information, the Company recorded $9.5 million of additional compensation expense for liability awards related to the True-Up Plan during 2011.  In the present economic environment, performance measurement through 2013 may be volatile and could result in future adjustments upward or downward to compensation expense.

During January 2012, BOK Financial awarded the following stock-based compensation:

		Exercise	Fair Value /
	Number	Price	Award

Equity awards:
Stock options	87,748	$58.76	$11.48
Non-vested stock	148,887	–	58.76
Total equity awards	236,635
Total stock-based awards	236,635

The aggregate compensation cost of these awards totaled approximately $9.8 million.  This cost will be recognized over the vesting periods, subject to adjustments for forfeitures.  None of the stock-based compensation awards in January 2012 are subject to deferred compensation plans.

(13) Related Parties

In compliance with applicable regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as “related parties”) in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements.  The Company’s loans to related parties do not involve more than the normal credit risk and there are no nonaccrual or impaired related party loans outstanding at December 31, 2011 or 2010.  Activity in loans to related parties is summarized as follows (in thousands):

	2011	2010
Beginning balance	$168,935	$217,698
Advances	300,080	510,663
Payments	(285,909)	(544,977)
Adjustments1	(83,766)	(14,449)
Ending balance	$99,340	$168,935
1	Adjustments generally consist of changes in status as a related party.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services.  The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

The Company had an unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder which was terminated during 2010 as more fully described in Note 9.  The Company also rents office space in facilities owned by affiliates of Mr. Kaiser.  Lease payments totaled $1.1 million for 2011, $1.1 million for 2010 and $1.0 million for 2009.

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

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of the Bank, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act").  The Bank is custodian and BOSC, Inc. is distributor for the Funds.  The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business.  Approximately 99% of the Funds’ assets of $2.9 billion are held for the Company's clients.  A Company executive officer serves on the Funds' board of trustees and officers of the Bank serve as president and secretary of the Funds.  A majority of the members of the Funds’ board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

(14) Commitments and Contingent Liabilities

Litigation Contingencies

BOSC, Inc. was joined as a defendant in a class action brought on behalf of unit holders of SemGroup Energy Partners, LP in the United States District Court for the Northern District of Oklahoma pursuant to Sections 11 and 12(a)(2) of the Securities Act of 1933 against all of the underwriters of issuances of partnership units.  During 2011, the action was settled and dismissed with prejudice at no material loss to BOSC.

In 2010, the Bank was named as a defendant in three putative class actions alleging that the manner in which the bank posted charges to its consumer demand deposit accounts breached an implied obligation of good faith and fair dealing and violates the Oklahoma Consumer Protection Act.  The actions also alleged that the manner in which the bank posted charges to its consumer demand deposit accounts is unconscionable, constituted conversion and unjustly enriched the bank.  Two of the actions were pending in the District Court of Tulsa County.  The third action, originally brought in the United States District Court for the Western District of Oklahoma, was transferred to Multi-District Litigation in the Southern District of Florida.  Each of the actions sought to establish a class consisting of all consumer customers of the Bank.  The actions were combined into one class action and on November 23, 2011, the Company settled the class action lawsuit for $19 million, subject to approval of the settlement by the District Court in the Multi-District Litigation.  Management was advised by counsel that, in its opinion, the Company’s overdraft practices meet all requirements of law.  In the settlement, the Bank has not agreed to change its overdraft practices.  The Company chose to settle and resolve the litigation to avoid further expense and distraction.  The amount of the settlement has been fully accrued as of December 31, 2011.

The Bank was named as a defendant in an action in the Eastern District of Texas, Tyler Division, by a patent holder alleging that the check image capture processes used by the Bank infringe upon its patent.  The Bank resolved the dispute by taking a license from the plaintiff patent holder at no material cost.

In an opinion dated October 11, 2011, the Oklahoma Supreme Court invalidated, pursuant to a petition brought by certain taxpayers, a $7.1 million settlement agreement between the Bank and the City of Tulsa (“the City”).  The agreement had settled claims asserted by the Bank against the City and against the Tulsa Airports Improvement Trust related to a defaulted loan made by the Bank to a start-up airline.  The

Trust agreed to purchase the loan and its collateral from the Bank in the event of a default by the airline.  Counsel to the taxpayers has filed a motion to reconsider the opinion related to a claim by such counsel for attorney fees and the matter is still pending in the Supreme Court.  If and when a mandate is issued on the opinion without material change as is anticipated, the Company intends to return the $7.1 million to the City and pursue its claims against the Trust.  The settlement amount is included in the accrual for off-balance sheet credit risk.

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan.  A contingent liability was recognized for the Company’s share of Visa’s covered litigation liabilities.  This contingent liability totaled $774 thousand at December 31, 2011.  Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering in 2008 and from available cash.  BOK Financial recognized a $774 thousand receivable for its proportionate share of this escrow account.

BOK Financial currently owns 251,837 Visa Class B shares which are convertible into Visa Class A shares at the later of three years after the date of Visa’s initial public offering or the final settlement of all covered litigation.  The current exchange rate is approximately 0.4881 Class A shares for each Class B share.  However, the Company’s Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs.  Therefore, no value has currently been assigned to the Class B shares and no value may be assigned until the Class B shares are converted into a known number of Class A shares.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Alternative Investment Commitments

The Company sponsors two private equity funds and invests in several tax credit entities and other funds as permitted by banking regulations.  Consolidation of these investments is based on either the variable interest model or voting interest model determined by the nature of the entity.  Variable interest entities are generally defined as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest.  Variable interest entities are consolidated based on the determination that the Company is the primary beneficiary including the power to direct the activities that most significantly impact the variable interest’s economic performance and the obligation to absorb losses of the variable interest or the right to receive benefits of the variable interest that could be significant to the variable interest.

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”).  The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships.  The Funds generally invested in distressed assets, asset buy-outs or venture capital companies.  As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds’ performance and contingent obligations to make additional investments totaling $10 million as of December 31, 2011.  Substantially all of the obligations are offset by limited partner commitments.  The Company does not accrue its contingent liability to fund investments.

Consolidated tax credit entities represent the Company’s interest in entities earning federal new market tax credits related to qualifying loans for which the Company has the power to direct the activities that most significantly impact the variable interest’s economic performance of the entity including being the primary beneficiary of or the obligation to absorb losses of the variable interest that could be significant to the variable interest.

The Company also has interests in various unrelated alternative investments generally consisting of unconsolidated limited partnership interests in or loans to entities for which investment return is in the form of tax credits or that invest in distressed real estate loans and properties, energy development, venture capital and other activities.  The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments and the Company’s maximum exposure to loss is restricted to its investment balance.  The Company's obligation to fund alternative investments is included in Other liabilities in the Consolidated Balance Sheets.

A summary of consolidated and unconsolidated alternative investments as of December 31, 2011 and 2010 follows (in thousands):

	December 31, 2011
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$–	$30,902	$–	$–	$26,042
Tax credit entities	10,000	14,483	–	10,964	10,000
Other	–	7,206	–	–	142
Total consolidated	$10,000	$52,591	$–	$10,964	$36,184

Unconsolidated:
Tax credit entities	$–	$37,890	$16,084	$–	$–
Other	–	10,950	2,194	–	–
Total unconsolidated	$–	$48,840	$18,278	$–	$–

	December 31, 2010
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$–	$25,436	$–	$–	$21,957
Tax credit entities	–	–	–	–	–
Other	–	7,516	–	–	195
Total consolidated	$–	$32,952	$–	$–	$22,152

Unconsolidated:
Tax credit entities	$–	$28,580	$15,668	$–	$–
Other	–	9,880	2,974	–	–
Total unconsolidated	$–	$38,460	$18,642	$–	$–

Other Commitments and Contingencies

At December 31, 2011 Cavanal Hill Funds’ assets included $1.4 billion of U.S. Treasury, $883 million of cash management, and $343 million of tax-free money market funds.  Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities.  The net asset value of units in these funds was $1.00 at December 31, 2011.  An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries.  BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.  No assets were purchased from the funds in 2011, 2010 or 2009.

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

The Bank is obligated under a long-term lease for its bank premises owned by Williams Companies, Inc. and located in downtown Tulsa. The former Chairman and CEO of the Williams Companies, Inc. is a director of BOK Financial Corporation.  The lease term, which began November 1, 1976, is for fifty-seven years with options to terminate in 2014 and 2024. Annual base rent is $3.2 million.  The Bank subleased a portion of this space in 2009 & 2010.  Net rent expense on this lease for those years was $3.0 million.  Total rent expense for BOK Financial was $20.6 million in 2011, $21.2 million in 2010 and $21.4 million in 2009.

At December 31, 2011, future minimum lease payments for equipment and premises under operating leases were as follows:  $19.1 million in 2012, $17.8 million in 2013, $17.0 million in 2014, $16.2 million in 2015, $14.3 million in 2016 and $85.9 million thereafter.  Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in the consumer price index or similar benchmarks.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. These balances were $968 million and $950 million at December 31, 2011 and 2010, respectively.

BOSC, Inc., a wholly-owned subsidiary of BOK Financial, is an introducing broker to Pershing, LLC for retail equity investment transactions.  As such, it has indemnified Pershing, LLC against losses due to a customer’s failure to settle a transaction or to repay a margin loan.  All unsettled transactions and margin loans are secured as required by applicable regulation.  The amount of customer balances subject to indemnification totaled $4.3 million at December 31, 2011.

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City of Tulsa (“City”) as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building.  All rent payments are current.  Remaining guaranteed rents totaled $17.1 million at December 31, 2011.  Current leases expire or are subject to lessee termination options at various dates in 2012 and 2014.  Our obligation under the agreement would be affected by lessee decisions to exercise these options.  In return for this guarantee, Bank of Oklahoma will receive 80% of the net cash flow as defined in an agreement with the City through September 2017 from rental of space that was vacant at the inception of the agreement.  The maximum amount that the Company may receive under this agreement is $4.5 million.

(15) Shareholders’ Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized.  The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million.  No Series A Preferred Stock was outstanding in 2011, 2010 or 2009.

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

Subsidiary Bank

The amounts of dividends that BOK Financial’s subsidiary bank can declare and the amounts of loans the subsidiary bank can extend to affiliates are limited by various federal banking regulations and state corporate law. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amounts of dividends are further restricted by minimum capital requirements.  Based on the most restrictive limitations as well as management’s internal capital policy, at December 31, 2011, BOKF subsidiaries could declare up to $15 million of dividends without regulatory approval.  The subsidiary bank declared and paid dividends of $270 million in 2011, $280 million in 2010 and $172 million in 2009.

As defined by banking regulations, loan commitments and equity investments to a single affiliate may not exceed 10% of unimpaired capital and surplus and loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus.   All loans to affiliates must be fully secured by eligible collateral.  At December 31, 2011, loan commitments and equity investments were limited to $241 million to a single affiliate and $481 million to all affiliates.  The largest loan commitment and equity investment to a single affiliate was $240 million and the aggregate loan commitments and equity investments to all affiliates were $323 million.  The largest outstanding amount to a single affiliate was $29 million and the total outstanding amounts to all affiliates were $50 million.  At December 31, 2010, total loan commitments and equity investments to all affiliates were $253 million.  Total outstanding amounts to all affiliates were $68 million.

Regulatory Capital

BOK Financial and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a material effect on BOK Financial’s operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

For a banking institution to qualify as well capitalized, Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders’ equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets.  Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations.  The Bank exceeded the regulatory definition of well capitalized.

A summary of regulatory capital levels as of December 31, 2011 follows (dollars in thousands):

Total Capital (to Risk Weighted Assets):
Consolidated	$2,851,099	16.49%
BOKF, NA	2,329,670	13.53
Tier I Capital (to Risk Weighted Assets):
Consolidated	$2,295,061	13.27%
BOKF, NA	1,775,182	10.31
Tier I Capital (to Average Assets):
Consolidated	$2,295,061	9.15%
BOKF, NA	1,775,182	7.11

On January 1, 2011 the Company effected an affiliated merger of the Company’s wholly-owned subsidiary banks, Bank of Texas, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A. and Bank of Kansas City, N.A. into Bank of Oklahoma, N.A., as approved by the Office of the Comptroller of the Currency on October 6, 2010.  The resulting subsidiary bank is name BOKF, NA.  The Bank operates as distinct geographical regions using the trade names of the former charters.  The merger allows the Company to more efficiently utilize capital.

A summary of regulatory capital levels of the former subsidiary banks as of December 31, 2010 follows (dollars in thousands):

Total Capital (to Risk Weighted Assets):
Consolidated	$2,651,771	16.20%
Bank of Oklahoma	1,528,078	13.47
Bank of Texas	479,682	12.26
Bank of Albuquerque	143,225	18.45
Bank of Arkansas	38,065	18.18
Colorado State Bank and Trust	97,592	13.76
Bank of Arizona	31,298	12.05
Bank of Kansas City	20,408	19.45
Tier I Capital (to Risk Weighted Assets):
Consolidated	$2,076,525	12.69%
Bank of Oklahoma	1,017,458	8.97
Bank of Texas	430,534	11.00
Bank of Albuquerque	133,487	17.20
Bank of Arkansas	35,423	16.92
Colorado State Bank and Trust	88,723	12.51
Bank of Arizona	27,977	10.77
Bank of Kansas City	19,247	18.34
Tier I Capital (to Average Assets):
Consolidated	$2,076,525	8.74%
Bank of Oklahoma	1,017,458	5.80
Bank of Texas	430,534	8.06
Bank of Albuquerque	133,487	7.19
Bank of Arkansas	35,423	11.91
Colorado State Bank and Trust	88,723	6.85
Bank of Arizona	27,977	10.16
Bank of Kansas City	19,247	6.21

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes unrealized gains and losses on available for sale (“AFS”) securities.  Unrealized gain (loss) on available for sale securities also includes non-credit related unrealized losses on AFS securities for which an other-than-temporary impairment has been recorded in earnings.  AOCI also includes unrealized gains on AFS securities that were transferred from AFS to investment securities during 2011.  Such amounts will be amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related accretion of discount on the transferred securities.  Unrealized losses on employee benefit plans will be reclassified into income as pension plan costs are recognized over the remaining service period of plan participants.  Accumulated losses on the rate lock hedge of the 2005 subordinated debenture issuance will be reclassified into income over the ten-year life of the debt.  Gains and losses in AOCI are net of deferred income taxes.

	Unrealized Gain (Loss) on
		Investment		Loss on
	Available for	Securities		Effective
	Sale	Transferred	Employee	Cash Flow
	Securities	from AFS	Benefit Plans	Hedges	Total
Balance at December 31, 2008	$(204,648)	$–	$(17,039)	$(1,199)	$(222,886)
Net change in unrealized gain (loss)	369,104	–	926	–	370,030
Other-than-temporary impairment losses recognized in earnings	34,413	–	–	–	34,413
Reclassification adjustment for net (gains) losses realized and included in earnings	(59,320)	–	–	262	(59,058)
Income tax expense (benefit)	(132,777)	–	(360)	(102)	(133,239)
Balance at December 31, 2009	6,772	–	(16,473)	(1,039)	(10,740)
Net change in unrealized gain (loss)	181,051	–	4,412	–	185,463
Other-than-temporary impairment losses recognized in earnings	27,809	–	–	–	27,809
Reclassification adjustment for net (gains) losses realized and included in earnings	(21,882)	–	–	264	(21,618)
Income tax expense (benefit)	(71,256)	–	(1,716)	(103)	(73,075)
Balance at December 31, 2010	122,494	–	(13,777)	(878)	107,839
Net change in unrealized gain (loss)	45,593	–	1,694	–	47,287
Other-than-temporary impairment losses recognized in earnings	23,507	–	–	–	23,507
Transfer of net unrealized gain from AFS to Investment securities	(12,999)	12,999	–	–	–
Amortization of unrealized gain on investment securities transferred from AFS	–	(1,357)	–	–	(1,357)
Reclassification adjustment for net (gains) losses realized and included in earnings	(34,144)	–	–	304	(33,840)
Income tax benefit (expense)	(8,711)	(4,969)	(659)	(118)	(14,457)
Balance at December 31, 2011	$135,740	$6,673	$(12,742)	$(692)	$128,979

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

	Year ended December 31,
	2011	2010	2009
Numerator:
Net income	$285,875	$246,754	$200,578
Earnings allocated to participating securities	(2,214)	(1,583)	(818)
Numerator for basic earnings per share – income available to common shareholders	283,661	245,171	199,760
Effect of reallocating undistributed earnings of participating securities	6	3	1
Numerator for diluted earnings per share – income available to common shareholders	$283,667	$245,174	$199,761
Denominator:
Weighted average shares outstanding	68,313,898	68,062,047	67,653,035
Less: Participating securities included in weighted average shares outstanding	(526,222)	(434,312)	(277,648)
Denominator for basic earnings per common share	67,787,676	67,627,735	67,375,387
Dilutive effect of employee stock compensation plans 1	251,087	203,999	112,557
Denominator for diluted earnings per common share	68,038,763	67,831,734	67,487,944
Basic earnings per share	$4.18	$3.63	$2.96
Diluted earnings per share	$4.17	$3.61	$2.96
1Excludes employee stock options with exercise prices greater than current market price.	769,041	1,245,483	2,735,375

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

In addition to its lines of business, BOK Financial has a funds management unit.  The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk.  Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations.  Operating results for funds management and other include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business.  Funds management and other also included the FDIC special assessment charge in the second quarter of 2009.  Regular FDIC insurance assessments are charged to the business units.

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

The value of funds provided by the operating lines of business to the funds management unit is based on rates which approximate the wholesale market rates for funds with similar duration and re-pricing characteristics.  Market rates are generally based on LIBOR or interest rate swap rates.  The funds credit formula applied to deposit products with indeterminate maturities is established based on their re-pricing characteristics reflected in a combination of the short-term LIBOR rates and a moving average of an intermediate term swap rate, with an appropriate spread applied to both.  Shorter duration products are weighted towards the short-term LIBOR rate and longer duration products are weighted towards intermediate swap rates.  The expected duration ranges from 30 days for certain rate-sensitive deposits to five years.

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

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$346,861	$89,745	$26,785	$228,103	$691,494
Net interest revenue (expense) from internal sources	(29,919)	33,109	15,783	(18,973)	–
Net interest revenue	316,942	122,854	42,568	209,130	691,494
Provision for (reduction of) allowances for credit losses	21,007	13,451	2,860	(43,368)	(6,050)
Net interest revenue after provision for (reduction of) allowances for credit losses	295,935	109,403	39,708	252,498	697,544
Other operating revenue	150,012	224,875	171,490	25,887	572,264
Other operating expense	234,342	279,444	188,200	119,487	821,473
Income before taxes	211,605	54,834	22,998	158,898	448,335
Federal and state income tax	82,314	21,330	8,946	45,921	158,511
Net income	129,291	33,504	14,052	112,977	289,824
Net income attributable to non-controlling interest	–	–	–	3,949	3,949
Net income attributable to BOK Financial Corp.	$129,291	$33,504	$14,052	$109,028	$285,875

Average assets	$9,627,257	$5,937,585	$3,829,894	$5,100,125	$24,494,861
Average invested capital	884,326	273,809	174,927	1,348,803	2,681,865

Performance measurements:
Return on average assets	1.34%	0.56%	0.37%		1.17%
Return on average invested capital	14.62%	12.24%	8.03%		10.66%
Efficiency ratio	50.27%	74.66%	88.15%		63.27%

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$343,241	$86,291	$31,161	$248,359	$709,052
Net interest revenue (expense) from internal sources	(45,144)	47,624	12,373	(14,853)	–
Net interest revenue	298,097	133,915	43,534	233,506	709,052
Provision for credit losses	70,752	24,705	10,569	(887)	105,139
Net interest revenue after provision for credit losses	227,345	109,210	32,965	234,393	603,913
Other operating revenue	140,317	215,506	165,204	(119)	520,908
Other operating expense	233,455	242,511	177,609	99,595	753,170
Income before taxes	134,207	82,205	20,560	134,679	371,651
Federal and state income tax	52,207	31,978	7,998	31,174	123,357
Net income	82,000	50,227	12,562	103,505	248,294
Net income attributable to non-controlling interest	–	–	–	1,540	1,540
Net income attributable to BOK Financial Corp.	$82,000	$50,227	$12,562	$101,965	$246,754

Average assets	$9,007,403	$6,243,519	$3,499,115	$4,768,821	$23,518,858
Average invested capital	899,005	277,837	169,775	1,078,026	2,424,643

Performance measurements:
Return on average assets	0.91%	0.80%	0.36%		1.05%
Return on average invested capital	9.12%	18.08%	7.40%		10.18%
Efficiency ratio	53.05%	72.82%	85.39%		60.83%

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2009 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$346,608	$57,647	$24,665	$281,444	$710,364
Net interest revenue (expense) from internal sources	(50,989)	73,796	19,165	(41,972)	–
Net interest revenue	295,619	131,443	43,830	239,472	710,364
Provision for credit losses	101,120	21,062	11,028	62,690	195,900
Net interest revenue after provision for credit losses	194,499	110,381	32,802	176,782	514,464
Other operating revenue	133,390	169,622	156,329	33,649	492,990
Other operating expense	230,224	242,981	171,158	52,370	696,733
Income before taxes	97,665	37,022	17,973	158,061	310,721
Federal and state income tax	37,992	14,402	6,991	47,320	106,705
Net income	59,673	22,620	10,982	110,741	204,016
Net income attributable to non-controlling interest	–	–	–	3,438	3,438
Net income attributable to BOK Financial Corp.	$59,673	$22,620	$10,982	$107,303	$200,578

Average assets	$10,102,655	$6,148,067	$3,027,312	$3,618,007	$22,896,040
Average invested capital	950,684	253,233	160,276	712,848	2,077,041

Performance measurements:
Return on average assets	0.59%	0.37%	0.36%		0.88%
Return on average invested capital	6.28%	8.93%	6.85%		9.66%
Efficiency ratio	53.66%	81.26%	85.83%		59.07%

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

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2011 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$986,365				$986,365
Trading securities	76,800				76,800

Investment securities:
Municipal and other tax-exempt	128,697				133,670
U.S. agency residential mortgage-backed securities	121,704				120,536
Other debt securities	188,835				208,451
Total investment securities	439,236				462,657

Available for sale securities:
U.S. Treasury	1,006				1,006
Municipal and other tax-exempt	68,837				68,837
U.S. agency residential mortgage-backed securities	9,588,177				9,588,177
Privately issued residential mortgage-backed securities	419,166				419,166
Other debt securities	36,495				36,495
Perpetual preferred stock	18,446				18,446
Equity securities and mutual funds	47,238				47,238
Total available for sale securities	10,179,365				10,179,365

Fair value option securities	651,226				651,226
Residential mortgage loans held for sale	188,125	–	–	–	188,125

Loans:
Commercial	6,571,454	0.25 –30.00%	0.57	0.63 – 3.85%	6,517,795
Commercial real estate	2,279,909	0.38 –18.00	1.26	0.28 – 3.51	2,267,375
Residential mortgage	1,970,461	0.38 –18.00	3.26	1.14 – 3.70	2,034,898
Consumer	447,919	0.38 –21.00	0.42	1.88 – 3.88	436,490
Total loans	11,269,743				11,256,558
Allowance for loan losses	(253,481)				–
Net loans	11,016,262				11,256,558

Mortgage servicing rights	86,783				86,783
Derivative instruments with positive fair value, net of cash margin	293,859				293,859
Other assets – private equity funds	30,902				30,902
Deposits with no stated maturity	15,380,598				15,380,598
Time deposits	3,381,982	0.01 –9.64	2.07	1.02 – 1.43	3,441,610
Other borrowings	2,370,867	0.25 –6.58	0.00	0.04 – 2.76	2,369,224
Subordinated debentures	398,881	5.19 –5.82	1.44	3.29	411,243
Derivative instruments with negative fair value, net of cash margin	236,522				236,522

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

Securities

The fair values of securities are based on quoted prices for identical instruments in active markets, when available.  If quoted prices for identical instruments are not available, fair values are based on significant other observable inputs such as quoted prices of comparable instruments or interest rates and credit spreads, yield curves, volatilities, prepayment speeds and loss severities.  Fair values for a portion of the securities portfolio are based on significant unobservable inputs, including projected cash flows discounted as rates indicated by comparison to securities with similar credit and liquidity risk.

Derivatives

All derivative instruments are carried on the balance sheet at fair value.  Fair values for exchange-traded contracts are based on quoted prices.  Fair values for over-the-counter interest rate, commodity and foreign exchange contracts are based on valuations provided either by third-party dealers in the contracts, quotes provided by independent pricing services, or a third-party provided pricing model that use significant other observable inputs.

Residential Mortgage Loans Held for Sale

Residential mortgage loans held for sale are carried on the balance sheet at fair value.  The fair values of residential mortgage loans held for sale are based upon quoted market prices of such loans sold in securitization transactions, including related unfunded loan commitments.

Loans

The fair value of loans, excluding mortgage loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings.  The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $207 million and $266 million at December 31, 2011 and 2010, respectively.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  The fair values of these off-balance sheet instruments were not significant at December 31, 2011 and 2010.

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

Fair Value of Financial Instruments Measured on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$76,800	$–	$76,623	$177

Available for sale securities:
U.S. Treasury	1,006	1,006	–	–
Municipal and other tax-exempt	68,837	–	26,484	42,353
U.S. agency residential mortgage-backed securities	9,588,177	–	9,588,177	–
Privately issued residential mortgage-backed securities	419,166	–	419,166	–
Other debt securities	36,495	–	30,595	5,900
Perpetual preferred stock	18,446	–	18,446	–
Equity securities and mutual funds	47,238	23,596	23,642	–
Total available for sale securities	10,179,365	24,602	10,106,510	48,253

Fair value option securities	651,226	–	651,226	–
Residential mortgage loans held for sale	188,125	–	188,125	–
Mortgage servicing rights	86,783	–	–	86,783	1
Derivative contracts, net of cash margin2	293,859	457	293,402	–
Other assets – private equity funds	30,902	–	–	30,902

Liabilities:
Derivative contracts, net of cash margin2	236,522	–	236,522	–

1
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

2	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2010 (in thousands):
	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$55,467	$877	$54,590	$–

Available for sale securities:
Municipal and other tax-exempt	72,942	–	25,849	47,093
U.S. agency residential mortgage-backed securities	8,446,908	–	8,446,908	–
Privately issued residential mortgage-backed securities	644,210	–	644,210	–
Other debt securities	6,401	–	1	6,400
Perpetual preferred stock	22,114	–	22,114	–
Equity securities and mutual funds	43,046	22,344	20,702	–
Total available for sale securities	9,235,621	22,344	9,159,784	53,493

Fair value option securities	428,021	–	428,021	–
Residential mortgage loans held for sale	263,413	–	263,413	–
Mortgage servicing rights	115,723	–	–	115,723	1
Derivative contracts, net of cash margin2	270,445	–	270,445	–
Other assets – private equity funds	25,436	–	–	25,436

Liabilities:
Certificates of deposit – fair value election	27,414	–	27,414	–
Derivative contracts, net of cash margin2	215,420	–	215,420	–

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

These securities may be either investment grade or below investment grade.  As of December 31, 2011, taxable securities rated investment grade by all nationally recognized rating agencies were generally valued to yield 1.60% to 1.80%.  Average yields on comparable short-term taxable securities were generally less than 1%.  Tax-exempt securities rated investment grade by all nationally recognized rating agencies were generally value to yield a range of 1.00% to 1.50% which represented a spread of 75 to 80 basis points over average yields of comparable tax-exempt securities as of December 31, 2011.  The resulting estimated fair value of securities rated investment grade ranges from 98.79% to 100% of par at December 31, 2011.

Taxable securities rated investment grade by all nationally recognized rating agencies were generally valued at par to yield 1.76% at December 31, 2010.  Average yields on comparable short-term taxable securities were generally less than 1%.  Tax-exempt securities rated investment grade by all nationally recognized rating agencies were generally valued to yield a range of 1.15% to 1.45% at December 31, 2010.  This represented a spread of 75 to 80 basis points over average yields of comparable securities.  The resulting estimated fair value of tax-exempt securities rated investments grade ranges from 99.08% to 100% of par value at December 31, 2010.

After other-than-temporary impairment charges, $13 million of municipal and other tax-exempt securities were rated below investment grade by at least one of the three nationally recognized rating agencies at December 31, 2011.  The fair value of these securities was determined based on yields ranging from 6.25% to 9.58%.  These yields were determined using a spread of 600 basis points over comparable municipal securities of varying durations.  The resulting estimated fair value of securities rated below investment grade ranges from 76.45% to 76.92% of par value as of December 31, 2011.

After other-than-temporary impairment charges, approximately $11 million of our municipal and other tax-exempt securities were rated below investment grade by at least one of the three nationally recognized rating agencies at December 31, 2010.  The fair value of these securities was determined based on yields ranging from 4.62% to 8.93%.  These yields were determined using a spread of 425 basis points over average yields for comparable municipal securities of varying durations.  The resulting estimated fair value of securities rated below investment grade ranges from 85.13% to 85.34% of par value as of December 31, 2010.

All of these securities are currently paying contractual interest in accordance with their respective terms at December 31, 2011 and 2010.

During the year ended December 31, 2011, there were no transfers in or out of quoted prices in active markets for identical instruments, significant observable inputs or significant unobservable inputs.  The following represents the changes for the year ended December 31, 2011 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at December 31, 2010	$47,093	$6,400	$25,436
Purchases and capital calls	7,520	–	4,052
Redemptions and distributions	(10,625)	(500)	(3,903)
Gain (loss) recognized in earnings
Brokerage and trading revenue	(576)	–	–
Gain on other assets, net	–	–	5,317
Gain on securities, net	21	–	–
Other-than-temporary impairment losses	(1,558)	–	–
Other comprehensive income	478	–	–
Balance December 31, 2011	$42,353	$5,900	$30,902

The following represents the changes for the year ended December 31, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

		Available for Sale Securities
	Trading Securities	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at December 31, 2009	$9,800	$36,598	$17,116	$22,917
Transfer from trading to available for sale	(13,090)	12,990	100	–
Purchases, sales, issuances and settlements, net	3,555	(1,468)	(11,081)	2,479
Gain (loss) recognized in earnings
Brokerage and trading revenue	(265)	–	–	–
Gain on other assets, net	–	–	–	40
Gain on securities, net	–	7	259	–
Other-than-temporary impairment losses	–	(1,019)	–	–
Other comprehensive income (loss)	–	(15)	6	–
Balance December 31, 2010	$–	$47,093	$6,400	$25,436

All trading securities with fair values based on significant unobservable inputs were transferred to available for sale to comply with banking regulations that prohibit national banks from purchasing below-investment grade securities.  These securities were purchased at par into the trading securities portfolio to accommodate customer liquidity needs and written down to fair value through earnings.  These securities were transferred at fair value to the holding company and reclassified to the available for sale portfolio consistent with the Company’s intent at acquisition.

There were no transfers from quoted prices in active markets for identical instruments to significant other observable inputs during the year ended December 31, 2011 and 2010.

Fair Value of Financial Instruments Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include pension plan assets, collateral for certain impaired loans and real property and other assets acquired to satisfy loans, which are based primarily on comparisons to completed sales of similar assets.  In addition, goodwill impairment is evaluated based on the fair value of the Company’s reporting units.

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the year ended December 31, 2011 (in thousands):

	Carrying Value at December 31, 2011			Fair Value Adjustments for the Year Ended December 31, 2011 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan loss	Gross charge-offs against allowance for recourse loans	Net losses and expenses of repossessed assets, net
Impaired loans	$–	$52,421	$1,447	$13,829	$1,368	$–
Real estate and other repossessed assets	–	57,160	13,100	–	–	14,077

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the year ended December 31, 2010 (in thousands):

	Carrying Value at December 31, 2010			Fair Value Adjustments for the Year Ended December 31, 2010 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan loss	Gross charge-offs against allowance for recourse loans	Net losses and expenses of repossessed assets, net	Other expense
Impaired loans	$–	$77,665	$–	$51,058	$265	$–	$–
Real estate and other repossessed assets	–	72,113	1,607	–	–	25,020	–
Other assets – alternative investments	–	–	3,910	–	–	–	1,750

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

The fair value of pension plan assets was approximately $44 million at both December 31, 2011 and 2010, determined by significant other observable inputs.  Fair value adjustments of pension plan assets along with changes in projected benefit obligation are recognized in other comprehensive income.

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

The fair value of each of our reporting units is estimated by the discounted future earnings method.  Income growth is projected for each of our reporting units over five years and a terminal value is computed.  The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer.  Assumptions used to value our business units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price.  These assumptions are to be significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine fair value of the respective reporting units.  Critical assumptions in our evaluation were:

	2011	2010
Average expected long-term growth rate	10.00%	11.00%
Volatility factor for BOKF common stock	0.90%	0.75%
Discount rate	13.03%	11.73%
Market risk premium	12.34%	12.26%

In general, the growth rate for all reporting units for 2011 and 2010 is based primarily upon continued expected improvements in credit quality, with steady growth in future years based on the expectation of improving overall economic growth.

Fair Value Election

Certain certificates of deposit were designated as carried at fair value.  This determination is made based on the Company’s intent to convert these certificates from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps that have not been designated as hedging instruments.  The fair value election for these liabilities better represents the economic effect of these instruments on the Company.  At December 31, 2011, there were no certificates of deposit that were designated as carried at fair value.  At December 31, 2010, the fair value and contractual principal amounts of these certificates was $27 million and $27 million, respectively.  Changes in the fair value of these certificates of deposit are included in Gain (Loss) on Derivatives, net in the Consolidated Statement of Earnings and increased pre-tax net income by $1.2 million in 2010 and $7.9 million in 2009.

As more fully disclosed in Note 2 and Note 7 to the Consolidated Financial Statements, the Company has elected to carry certain residential mortgage-backed securities which have been designated as economic hedges against changes in the fair value of mortgage servicing rights, certain corporate debt securities which have been economically hedges by derivative contracts and residential mortgage loans held for sale at fair value.  Changes in the fair value of these financial instruments are recognized in earnings.

(19) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets
(In thousands)	December 31,
	2011	2010

Assets
Cash and cash equivalents	$386,695	$207,453
Available for sale securities	40,766	59,115
Investment in subsidiaries	2,317,900	2,255,222
Other assets	8,682	25,846
Total assets	$2,754,043	$2,547,636

Liabilities and Shareholders’ Equity
Other liabilities	$3,575	$25,910
Total liabilities	3,575	25,910
Shareholders’ equity:
Common stock	4	4
Capital surplus	818,817	782,805
Retained earnings	1,953,332	1,743,880
Treasury stock	(150,664)	(112,802)
Accumulated other comprehensive income	128,979	107,839
Total shareholders’ equity	2,750,468	2,521,726
Total liabilities and shareholders’ equity	$2,754,043	$2,547,636

Statements of Earnings
(In thousands)
	2011	2010	2009

Dividends, interest and fees received from subsidiaries	$270,474	$280,125	$172,023
Other revenue	2,128	1,883	674
Other-than-temporary impairment losses recognized in earnings	(2,098)	(1,679)	–
Total revenue	270,504	280,329	172,697

Interest expense	354	507	581
Professional fees and services	538	795	–
Other operating expense	7,688	(47)	–
Total expense	8,580	1,255	581

Income before taxes and equity in undistributed
income of subsidiaries	261,924	279,074	172,116
Federal and state income tax expense (benefit)	(3,169)	415	738
Income before equity in undistributed income of subsidiaries	265,093	278,659	171,378
Equity in undistributed income of subsidiaries	20,782	(31,905)	29,200
Net income	$285,875	$246,754	$200,578

Statements of Cash Flows
(In thousands)
	2011	2010	2009

Cash flows from operating activities:
Net income	$285,875	$246,754	$200,578
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed income of subsidiaries	(20,782)	31,905	(29,200)
Tax (expense) benefit on exercise of stock options	659	(425)	(276)
Change in other assets	15,249	20,713	(47,732)
Change in other liabilities	(18,884)	(20,216)	47,333
Net cash provided by operating activities	262,117	278,731	170,703

Cash flows from investing activities:
Purchases of available for sale securities	(3,797)	(10,669)	(36,685)
Sales of available for sale securities	16,500	–	–
Investment in subsidiaries	(7,250)	(21,692)	(26,500)
Net cash provided by (used in) investing activities	5,453	(32,361)	(63,185)

Cash flows from financing activities:
Net change in other borrowings	–	–	(50,000)
Issuance of common and treasury stock, net	14,541	8,552	5,198
Dividends paid	(76,423)	(66,557)	(63,952)
Repurchase of common stock	(26,446)	–	–
Net cash used in financing activities	(88,328)	(58,005)	(108,754)
Net increase (decrease) in cash and cash equivalents	179,242	188,365	(1,236)
Cash and cash equivalents at beginning of period	207,453	19,088	20,324
Cash and cash equivalents at end of period	$386,695	$207,453	$19,088

Cash paid for interest	$354	$507	$589

(20) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on December 31, 2011 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K.  No additional events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Annual Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in thousands)	2011
	Average	Revenue/	Yield/
	Balance	Expense1	Rate

Assets
Funds sold and resell agreements	$13,441	$15	0.11%
Trading securities	81,978	2,486	3.03
Investment securities
Taxable3	211,949	12,581	5.94
Tax-exempt3	155,707	7,562	4.86
Total investment securities3	367,656	20,143	5.48
Available for sale securities
Taxable3	9,578,869	259,871	2.83
Tax-exempt3	68,549	3,566	5.20
Total available for sale securities3	9,647,418	263,437	2.84
Fair value option securities3	543,318	18,649	3.63
Residential mortgage loans held for sale	154,794	6,492	4.19
Loans2	10,841,341	509,462	4.70
Less allowance for loan losses	284,516	–	–
Loans, net of allowance	10,556,825	509,462	4.83
Total earning assets3	21,365,430	820,684	3.92
Cash and other assets	3,129,431
Total assets	$24,494,861

Liabilities and equity
Interest-bearing deposits:
Transaction deposits	$9,349,760	$23,415	0.25%
Savings deposits	212,443	719	0.34
Time deposits	3,587,698	64,756	1.80
Total interest-bearing deposits	13,149,901	88,890	0.68
Funds purchased	1,046,114	917	0.09
Repurchase agreements	1,096,615	2,453	0.22
Other borrowings	137,122	5,456	3.98
Subordinated debentures	398,790	22,385	5.61
Total interest-bearing liabilities	15,828,542	120,101	0.76
Non-interest bearing demand deposits	4,877,906
Other liabilities	1,106,548
Total equity	2,681,865
Total liabilities and equity	$24,494,861

Tax-equivalent Net Interest Revenue3		$700,583	3.16%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.34
Less tax-equivalent adjustment1		9,089
Net Interest Revenue		691,494
Provision for (reduction of) allowances for credit losses		(6,050)
Other operating revenue		572,264
Other operating expense		821,473
Income before taxes		448,335
Federal and state income tax		158,511
Net income before non-controlling interest		289,824
Net income attributable to non-controlling interest		3,949
Net income attributable to BOK Financial Corp.		$285,875
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2
The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income. See Note 1 of Notes to the Consolidated Financial Statements for a description of income recognition policy.

3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

2010			2009
Average	Revenue/	Yield/	Average	Revenue/	Yield/
Balance	Expense1	Rate	Balance	Expense1	Rate

$23,743	$27	0.11%	$44,348	$77	0.17%
68,286	2,782	4.07	89,240	3,700	4.15

108,240	7,229	6.68	6,854	107	1.56
209,427	10,155	4.89	239,137	12,007	5.06
317,667	17,384	5.50	245,991	12,114	4.96

9,000,677	283,583	3.27	7,402,179	314,262	4.66
66,820	3,664	5.48	35,372	3,369	9.52
9,067,497	287,247	3.28	7,437,551	317,631	4.69
470,488	17,403	4.08	356,143	14,628	4.69
214,347	9,261	4.32	218,305	10,102	4.63
10,917,966	526,136	4.82	12,133,912	564,391	4.65
309,279	–	–	279,689	–	–
10,608,687	526,136	4.96	11,854,223	564,391	4.76
20,770,715	860,240	4.22	20,245,801	922,643	4.72
3,035,084			2,891,586
$23,805,799			$23,137,387

$8,573,117	$38,886	0.45%	$7,093,768	$51,607	0.73%
184,099	719	0.39	165,677	614	0.37
3,712,140	66,660	2.40	4,682,462	112,141	2.39
12,469,356	106,265	0.85	11,941,907	164,362	1.38
1,185,741	2,231	0.19	1,515,957	2,744	0.18
1,130,082	6,028	0.53	817,222	5,611	0.69
1,537,025	5,075	0.33	2,166,804	9,190	0.42
398,619	22,431	5.63	398,471	22,298	5.60
16,720,823	142,030	0.85	16,840,361	204,205	1.21
3,789,375			3,279,347
870,958			940,637
2,424,643			2,077,042
$23,805,799			$23,137,387

	$718,210	3.37%		$718,438	3.51%
		3.52			3.68
	9,158			8,074
	709,052			710,364
	105,139			195,900
	520,908			492,990
	753,170			696,733
	371,651			310,721
	123,357			106,705
	248,294			204,016
	1,540			3,438
	$246,754			$200,578

Quarterly Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates
	Three Months Ended
	December 31, 2011			September 30, 2011
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate
Assets
Funds sold and resell agreements	$12,035	$3	0.10%	$12,344	$5	0.16%
Trading securities	97,972	689	2.79	88,576	637	2.85
Investment securities
Taxable3	314,217	4,677	5.91	194,371	2,759	5.63
Tax-exempt3	129,109	1,565	4.81	135,256	1,683	4.94
Total investment securities	443,326	6,242	5.59	329,627	4,442	5.35
Available for sale securities
Taxable3	9,845,351	54,839	2.37	9,586,411	66,040	2.82
Tax-exempt3	69,172	896	5.14	70,181	870	4.92
Total available for sale securities3	9,914,523	55,735	2.39	9,656,592	66,910	2.83
Fair value option securities	660,025	4,877	2.98	594,629	5,299	3.66
Residential mortgage loans held for sale	201,242	2,032	4.01	156,621	1,616	4.09
Loans2	11,152,315	130,736	4.65	10,872,805	129,073	4.71
Less allowance for loan losses	266,473	–	–	285,570	–	–
Loans, net of allowance	10,885,842	130,736	4.76	10,587,235	129,073	4.84
Total earning assets3	22,214,965	200,314	3.69	21,425,624	207,982	3.91
Cash and other assets	3,422,475			3,196,114
Total assets	$25,637,440			$24,621,738

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,276,608	$4,213	0.18%	$9,310,046	$5,488	0.23%
Savings	220,236	146	0.26	214,979	183	0.34
Time	3,485,059	14,922	1.70	3,617,731	16,736	1.84
Total interest-bearing deposits	12,981,903	19,281	0.59	13,142,756	22,407	0.68
Funds purchased	1,197,154	186	0.06	994,099	135	0.05
Repurchase agreements	1,189,861	404	0.13	1,128,275	495	0.17
Other borrowings	88,489	1,059	4.75	128,288	1,701	5.26
Subordinated debentures	398,858	5,640	5.61	398,812	5,627	5.60
Total interest-bearing liabilities	15,856,265	26,570	0.66	15,792,230	30,365	0.76
Non-interest bearing demand deposits	5,588,596			5,086,538
Other liabilities	1,422,092			1,004,564
Total equity	2,770,487			2,738,406
Total liabilities and equity	$25,637,440			$24,621,738

Tax-equivalent Net Interest Revenue3		$173,744	3.03%		$177,617	3.15%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.20			3.34
Less tax-equivalent adjustment1		2,274			2,233
Net Interest Revenue		171,470			175,384
Provision for (reduction of) allowances for credit losses		(15,000)			–
Other operating revenue		138,027			173,977
Other operating expense		219,197			220,896
Income before taxes		105,300			128,465
Federal and state income tax		37,396			43,006
Net income before non-controlling interest		67,904			85,459
Net income (loss) attributable to non-controlling interest		911			358
Net income attributable to BOK Financial Corp.		$66,993			$85,101

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$0.98			$1.24
Diluted		$0.98			$1.24
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
June 30, 2011			March 31, 2011			December 31, 2010
Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
Balance	Expense1	Rate	Balance	Expense1	Rate	Balance	Expense1	Rate

$8,814	$3	0.14%	$20,680	$4	0.08%	$21,128	$7	0.13%
80,113	584	2.92	60,768	576	3.84	74,084	759	4.06

183,084	2,800	6.13	154,562	2,345	6.15	155,624	2,305	6.01
174,614	2,100	4.82	184,684	2,214	4.88	186,317	2,240	4.88
357,698	4,900	5.49	339,246	4,559	5.46	341,941	4,545	5.39

9,473,401	69,978	3.02	9,311,980	69,014	3.15	9,509,657	58,678	2.61
70,081	894	5.12	64,694	906	5.68	72,051	984	5.42
9,543,482	70,872	3.04	9,376,674	69,920	3.17	9,581,708	59,662	2.63
518,073	5,243	4.42	397,093	3,230	3.74	474,731	3,688	3.43
134,876	1,505	4.48	125,494	1,339	4.33	282,734	2,745	3.85
10,680,755	124,871	4.69	10,653,756	124,782	4.75	10,667,193	128,005	4.76
291,308	–	–	295,014	–	–	307,223	–	–
10,389,447	124,871	4.82	10,358,742	124,782	4.89	10,359,970	128,005	4.90
21,032,503	207,978	4.01	20,678,697	204,410	4.09	21,136,296	199,411	3.86
2,946,732			3,061,077			3,146,655
$23,979,235			$23,739,774			$24,282,951

$9,184,141	$6,130	0.27%	$9,632,595	$7,584	0.32%	$9,325,573	$8,772	0.37%
210,707	203	0.39	203,638	187	0.37	191,235	171	0.35
3,632,130	16,827	1.86	3,616,991	16,271	1.82	3,602,150	16,147	1.78
13,026,978	23,160	0.71	13,453,224	24,042	0.72	13,118,958	25,090	0.76
1,168,670	276	0.09	820,969	320	0.16	775,620	479	0.25
1,004,217	513	0.20	1,062,359	1,041	0.40	1,201,760	1,496	0.49
187,441	2,226	4.76	144,987	470	1.31	829,756	767	0.37
398,767	5,541	5.57	398,723	5,577	5.67	398,680	5,666	5.64
15,786,073	31,716	0.81	15,880,262	31,450	0.80	16,324,774	33,498	0.81
4,554,000			4,265,657			4,171,595
988,273			1,029,058			1,251,025
2,650,889			2,564,797			2,535,557
$23,979,235			$23,739,774			$24,282,951

	$176,262	3.20%		$172,960	3.29%		$165,913	3.05%
		3.40			3.47			3.21
	2,261			2,321			2,263
	174,001			170,639			163,650
	2,700			6,250			6,999
	142,960			117,578			111,913
	203,209			178,449			178,361
	111,052			103,518			90,203
	39,357			38,752			31,097
	71,695			64,766			59,106
	2,688			(8)			274
	$69,007			$64,774			$58,832

	$1.01			$0.95			$0.86
	$1.00			$0.94			$0.86

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings “Election of Directors,” “Executive Officers, “Insider Reporting,” “Director Nominations,” and “Risk Oversight and Audit Committee” in BOK Financial’s 2012 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company’s 2011 Annual Proxy Statement to Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation, “Compensation Committee Report,” “Executive Compensation Tables,” and “Director Compensation” in BOK Financial’s 2012 Annual Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in BOK Financial’s 2012 Annual Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company’s Notes to Consolidated Financial Statements, which appears elsewhere herein.  Additionally, the information set forth under the headings “Certain Transactions,” “Director Independence” and “Related Party Transaction Review and Approval Process” in BOK Financial’s 2012 Annual Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” in BOK Financial’s 2012 Annual Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements, filed herewith.*

*
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

                                                                                        BOK FINANCIAL CORPORATION

DATE:    February 28, 2012                                                                                                               BY:   /s/ George B. Kaiser
                    George B. Kaiser
                                                                                            Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Stanley A. Lybarger
George B. Kaiser Chairman of the Board of Directors /s/ Steven E. Nell	Stanley A. Lybarger Director, President and Chief Executive Officer /s/ John C. Morrow
Steven E. Nell Executive Vice President and Chief Financial Officer	John C. Morrow Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Gregory S. Allen	/s/ John W. Gibson
Gregory S. Allen	John W. Gibson /s/ David F. Griffin
C. Fred Ball, Jr. /s/ Sharon J. Bell	David F. Griffin /s/ V. Burns Hargis
Sharon J. Bell /s/ Peter C. Boylan, III	V. Burns Hargis /s/ E. Carey Joullian, IV
Peter C. Boylan, III /s/ Chester Cadieux, III	E. Carey Joullian, IV /s/ Robert J. LaFortune
Chester Cadieux, III /s/ Joseph W. Craft, III	Robert J. LaFortune /s/ Steven J. Malcolm
Joseph W. Craft, III	Steven J. Malcolm /s/ E.C. Richards
William E. Durrett	E.C. Richards /s/ Michael C. Turpen
Michael C. Turpen