Form 10-Q
period 2012-03-31
BOK FINANCIAL CORP ET AL
filed 2012-05-08
CIK 875357

As filed with the Securities and Exchange Commission on May 8, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Large accelerated filer ☒        Accelerated filer ☐                                                                                                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
,
,Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,116,893 shares of common stock ($.00006 par value) as of March 31, 2012.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2012

Index

Part I. Financial Information
Management’s Discussion and Analysis (Item 2)	1
Market Risk (Item 3)	47
Controls and Procedures (Item 4)	49
Consolidated Financial Statements – Unaudited (Item 1)	50
Quarterly Financial Summary – Unaudited (Item 2)	105
Quarterly Earnings Trend – Unaudited	107

Part II. Other Information
Item 1. Legal Proceedings	108
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	108
Item 6. Exhibits	108
Signatures	109

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $83.6 million or $1.22 per diluted share for the first quarter of 2012, compared to $64.8 million or $0.94 per diluted share for the first quarter of 2011 and $67.0 million or $0.98 per diluted share for the fourth quarter of 2011.

Highlights of the first quarter of 2012 included:

•
Net interest revenue totaled $173.6 million for the first quarter of 2012, compared to $170.6 million for the first quarter of 2011 and $171.5 million for the fourth quarter of 2011. Net interest margin was 3.19% for the first quarter of 2012, 3.47% for the first quarter of 2011 and 3.20% for the fourth quarter of 2011. The decrease in net interest margin compared with the first quarter of 2011 was largely due to lower yield on available for sale securities, partially offset by growth in average earning assets.

•
Fees and commissions revenue totaled $144.3 million for the first quarter of 2012 compared to $123.3 million for the first quarter of 2011 and $131.8 million for the fourth quarter of 2011. The increase in fees and commissions revenue was primarily due to higher mortgage-banking revenue, partially offset by lower interchange fees.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $192.4 million, up $10.8 million over the first quarter of 2011 and down $21.6 million compared to the fourth quarter of 2011. Personnel costs were up $14.8 million and non-personnel expenses were down $4.0 million compared to the first quarter of 2011.

•
No provision for credit losses was recorded in the first quarter of 2012 compared to a $6.3 million provision for credit losses in the first quarter of 2011 and a $15.0 million negative provision in the fourth quarter of 2011. Net loans charged off totaled $8.5 million or 0.30% of average loans on an annualized basis for the first quarter of 2012 compared to $10.3 million or 0.39% of average loans on an annualized basis in the first quarter of 2011 and $9.5 million or 0.34% on an annualized basis in the fourth quarter of 2011.

•
The combined allowance for credit losses totaled $254 million or 2.20% of outstanding loans at March 31, 2012, down from $263 million or 2.33% of outstanding loans at December 31, 2011. Nonperforming assets totaled $336 million or 2.87% of outstanding loans and repossessed assets at March 31, 2012 compared to $357 million or 3.13% of outstanding loans and repossessed assets at December 31, 2011.

•
Outstanding loan balances were $11.6 billion at March 31, 2012, up $308 million over December 31, 2011. Commercial loan balances increased $371 million over December 31, 2011. Consumer loans decreased $38 million, commercial real estate loans decreased $16 million and residential mortgage loans decreased $9.6 million.

•
Period-end deposits totaled $18.5 billion at March 31, 2012 compared to $18.8 billion at December 31, 2011. Demand deposit accounts increased $389 million offset by a $446 million decrease in interest-bearing transaction accounts and a $216 million decrease in time deposits.

•
The tangible common equity ratio was 9.75% at March 31, 2012 and 9.56% at December 31, 2011. The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) minus intangible assets and equity that does not benefit common shareholders.

•
The Company and its subsidiary bank continue to exceed the regulatory definition of well capitalized. The Company’s Tier 1 capital ratios as defined by banking regulations were 13.03% at March 31, 2012 and 13.27% at December 31, 2011.

•
The Company paid a cash dividend of $23 million or $0.33 per common share during the first quarter of 2012. On April 24, 2012, the board of directors declared a cash dividend of $0.38 per common share payable on or about May 29, 2012 to shareholders of record as of May 15, 2012.

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

Net interest revenue totaled $173.6 million for the first quarter of 2012 compared to $170.6 million for the first quarter 2011 and $171.5 million for the fourth quarter of 2011. Net interest margin was 3.19% for the first quarter of 2012, 3.47% for the first quarter of 2011 and 3.20% for the fourth quarter of 2011.

The tax-equivalent yield on earning assets was 3.64% for the first quarter of 2012, down 46 basis points from the first quarter of 2011. The available for sale securities portfolio yield decreased 67 basis points to 2.50%. Cash flows from these securities were then reinvested at current lower rates. In addition, loan yields decreased 25 basis points to 4.50% due to a combination of narrowing credit spreads and changes in market interest rates. Funding costs were down 17 basis points compared to the first quarter of 2011. Interest-bearing deposits decreased 17 basis points and the cost of other borrowed funds decreased 12 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 18 basis points in the first quarter of 2012 compared to 17 basis points in the first quarter of 2011.

Average earning assets for the first quarter of 2012 increased $1.7 billion or 8% over first quarter of 2011. Average loans, net of allowance for loan losses, increased $826 million primarily due to growth in average commercial and residential mortgage loans. The average balance of available for sale securities, which consist largely of U.S. government agency issued residential mortgage-backed securities, increased $571 million. We purchased these securities to supplement earnings, especially in a period of declining loan demand, and to manage interest rate risk.

Average deposits increased $937 million over the first quarter of 2011, including a $1.6 billion increase in average demand deposit balances, partially offset by a $371 million decrease in average time deposits and a $313 million decrease in average interest-bearing transaction accounts. Average borrowed funds increased $565 million compared over the first quarter of 2011.

Net interest margin decreased 1 basis point from the fourth quarter of 2011. Yield on average earning assets decreased 5 basis points to 3.64%. Yield on the available for sale securities portfolio increased 12 basis points due to slower prepayment speeds on residential mortgage-backed securities which reduced premium amortization. Yield on the loan portfolio decreased 15 basis points. The cost of interest-bearing liabilities decreased 3 basis points compared to the previous quarter.

Average earning assets were up $192 million over the fourth quarter of 2011. Average outstanding loans, net of allowance for loan losses, increased $298 million due largely to growth in average commercial loan balances. Average fair value option securities decreased $105 million and available for sale securities were essentially flat compared to the prior quarter. Average deposits increased by $85 million during the first quarter of 2012, including a $259 million increase in demand deposits and a $43 million increase in interest-bearing transaction accounts, partially offset by a $239 million decrease in time deposits. The average balances of borrowed funds increased $119 million.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. Approximately two-thirds of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 – Volume / Rate Analysis
(In thousands)
	Three Months Ended
	March 31, 2012 / 2011
		Change Due To1
			Yield /
	Change	Volume	Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$(2)	$(2)	$–
Trading securities	(130)	246	(376)
Investment securities:
Taxable securities	2,089	2,220	(131)
Tax-exempt securities	(665)	(670)	5
Total investment securities	1,424	1,550	(126)
Available for sale securities:
Taxable securities	(9,358)	5,652	(15,010)
Tax-exempt securities	(13)	68	(81)
Total available for sale securities	(9,371)	5,720	(15,091)
Fair value option securities	257	1,243	(986)
Residential mortgage loans held for sale	429	584	(155)
Loans	3,285	9,464	(6,179)
Total tax-equivalent interest revenue	(4,108)	18,805	(22,913)
Interest expense:
Transaction deposits	(3,758)	(171)	(3,587)
Savings deposits	(45)	29	(74)
Time deposits	(2,741)	(1,544)	(1,197)
Funds purchased	(8)	162	(170)
Repurchase agreements	(776)	74	(850)
Other borrowings	542	(609)	1,151
Subordinated debentures	(25)	5	(30)
Total interest expense	(6,811)	(2,054)	(4,757)
Tax-equivalent net interest revenue	2,703	$20,859	$(18,156)
Change in tax-equivalent adjustment	227
Net interest revenue	$2,930
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $140.4 million for the first quarter of 2012 compared to $117.6 million for the first quarter of 2011 and $138.0 million for the fourth quarter of 2011. Fees and commissions revenue increased $21.1 million over the first quarter of 2011. Net gains on securities, derivatives and other assets increased $1.7 million. Other-than-temporary impairment charges recognized in earnings in the first quarter of 2012 were $877 thousand less than charges recognized in the first quarter of 2011.

Other operating revenue increased $2.4 million over the fourth quarter of 2011. Fees and commissions revenue increased $12.5 million. Net gains on securities, derivatives and other assets decreased $10.2 million. Other-than-temporary impairment charges recognized in earnings were $938 thousand more than charges recognized in the fourth quarter of 2011.

Table 2 – Other Operating Revenue
(In thousands)
	Three Months Ended March 31,		Increase	% Increase	Three Months Ended	Increase	% Increase
	2012	2011	(Decrease)	(Decrease)	Dec. 31, 2011	(Decrease)	(Decrease)

Brokerage and trading revenue	$31,111	$25,376	$5,735	23%	$25,629	$5,482	21%
Transaction card revenue	25,430	28,445	(3,015)	(11)	25,960	(530)	(2)
Trust fees and commissions	18,438	18,422	16	–	17,865	573	3
Deposit service charges and fees	24,379	22,480	1,899	8	24,921	(542)	(2)
Mortgage banking revenue	33,078	17,356	15,722	91	25,438	7,640	30
Bank-owned life insurance	2,871	2,863	8	–	2,784	87	3
Other revenue	9,027	8,332	695	8	9,189	(162)	(2)
Total fees and commissions revenue	144,334	123,274	21,060	17	131,786	12,548	10
Gain (loss) on other assets, net	(356)	(68)	(288)	424	1,897	(2,253)	(119)
Loss on derivatives, net	(2,473)	(2,413)	(60)	2	(174)	(2,299)	1,321
Gain (loss) on fair value option securities, net	(1,733)	(3,518)	1,785	(51)	222	(1,955)	(881)
Gain on available for sale securities	4,331	4,902	(571)	(12)	7,080	(2,749)	(39)
Total other-than-temporary impairment	(505)	–	(505)	N/A	(1,037)	532	(51)
Portion of loss recognized in (reclassified from) other comprehensive income	(3,217)	(4,599)	1,382	(30)	(1,747)	(1,470)	84
Net impairment losses recognized in earnings	(3,722)	(4,599)	877	(19)	(2,784)	(938)	34
Total other operating revenue	$140,381	$117,578	$22,803	19%	$138,027	$2,354	2%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 45% of total revenue for the first quarter of 2012, excluding provision for credit losses and gains and losses on other assets, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by expanding into markets outside of Oklahoma. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue includes revenues from securities trading, retail brokerage, customer derivatives and investment banking. Brokerage and trading revenue increased $5.7 million or 23% over the first quarter of 2011. Securities trading revenue totaled $15.9 million for the first quarter of 2012, up $1.3 million over the first quarter of 2011. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers, activities which we believe will be permitted under the Volcker Rule of the Dodd-Frank Act.

Revenue earned from retail brokerage transactions increased $446 thousand or 6% over the first quarter of 2011 to $7.6 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue growth was primarily due to increased market volatility which increased customer demand.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $4.6 million for the first quarter of 2012, up $3.5 million over the first quarter of 2011. Customer hedging revenue in the first quarter of 2011 was reduced by a $2.6 million credit loss on certain interest rate derivative contracts. Revenue from to be announced (“TBA”) residential mortgage backed securities which are classified as interest rate derivative contracts sold to our mortgage banking customers increased $1.6 million over the first quarter of 2011, excluding last year’s credit loss. Revenue from energy derivative contracts decreased $1.2 million compared to the first quarter of 2011.

Investment banking includes fees earned upon completion of underwriting and financial advisory service which totaled $3.0 million for the first quarter of 2012, a $486 thousand increase over the first quarter of 2011 related to the timing and volume of completed transactions.

Brokerage and trading revenue increased $5.5 million over the fourth quarter of 2011. Customer derivative revenues increased $4.9 million including the effect of a $1.7 million credit loss on unsettled contracts with MF Global recognized in the fourth quarter. Revenues from TBA securities sold to our mortgage banking customers were up $2.4 million. Retail brokerage fees were up $1.3 million over the fourth quarter of 2011, partially offset by a $598 thousand decrease in investment banking revenues. Securities trading revenue was largely unchanged compared to the fourth quarter of 2011.

We continue to monitor the on-going development of rules to implement the Volcker Rule in Title VI of the Dodd-Frank Act which prohibits banking entities from engaging in proprietary trading as defined by the Dodd-Frank Act and which restricts sponsorship of, or investment in, private equity funds and hedge funds, subject to limited exceptions. On October 11, 2011, regulators of financial institutions released a proposal for implementation of the Volcker Rule scheduled to take effect by July 21, 2012. On April 19, 2012 the Federal Reserve Board issued a statement clarifying that banking entities have until July 21, 2014 (two years from the July 21, 2012 effective date of the Volcker Rule) to conform all of their activities and investments to the requirements of the Volcker Rule. During this two year conformance period, banking entities are required to engage in good faith planning efforts, to enable them to conform their activities and investments to Volcker Rule requirements. Based on the proposed rules, we expect the Company’s trading activity to be largely unaffected, as our trading activities are all done for the benefit of customers and securities traded are mostly exempted under the proposed rules. The Company’s private equity investment activity may be curtailed, but is not expected to result in a material impact to the Company’s financial statements. Final regulations will likely impose additional operating and compliance costs as presently proposed.

Title VII of the Dodd-Frank Act subjects nearly all derivative transactions to Commodity Futures Trading Commission (“CFTC”) or Securities and Exchange Commission (“SEC”) regulations. Title VII, among other things, imposes registration, recordkeeping, reporting, capital and margin, as well as business conduction requirements on swap dealers and major swap participants. The CFTC and SEC delayed the effective dates of a large portion of the proposed regulations under Title VII until December 31, 2012. On April 18, 2012, the CFTC and SEC both approved interim final rules on the definition of swaps dealers. The interim final rule has not yet been made publicly available by the CFTC and the SEC. Based on summaries of the interim final rule issued by the Commissions, however, we currently understand that the interim final rule provides that entities transacting less than $8 billion in swaps over a 12 month period, or a de minimis volume, will be exempt from the definition of swaps dealer, that swaps entered into for hedging purposes or in connection with originating a loan will not be considered dealing activity, and that the rule allows for “limited purpose” swap dealers, subject to registration and regulation as swap dealers only for specified categories of swaps. If these descriptions of the interim final rule are accurate, if the interim final rule does not contain other provisions that would negate or limit the foregoing elements of the rule, and if the interim final rule goes into effect as approved by the Commissions, then the Company anticipates that one or more of its subsidiaries may be required to register as a “limited purpose swap dealer” by December 31, 2012 with the CFTC, and that, though the ultimate impact of Title VII remains uncertain, its full implementation is likely not to impose significantly higher compliance costs on the Company.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the first quarter of 2012 decreased $3.0 million or 11% compared to the first quarter of 2011. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer (“EFT”) network totaled $13.3 million, up $1.3 million or 11% over the first quarter of 2011, due primarily to increased transaction volumes. Merchant services fees paid by customers for account management and electronic processing of transactions totaled $7.9 million, largely unchanged compared to the prior year.

Revenue from interchange fees paid by merchant banks for transactions processed from debit cards issued by the Company totaled $4.2 million for the first quarter of 2012 compared to $8.6 million for the first quarter of 2011. This decrease was primarily due to the impact of interchange fee regulations, commonly referred to as the Durbin Amendment, which became effective on October 1, 2011, partially offset by increased transaction volumes. Our experience in the first quarter of 2012 was consistent with our previously disclosed expectation of a decline of $20 million to $25 million annually in our transaction card revenue based on the final rule.

Transaction card revenue decreased $530 thousand compared to the fourth quarter of 2011. Revenues from processing transactions on behalf of members of our TransFund EFT network decreased $468 thousand, merchant services fees decreased $121 thousand and revenue from interchange fees paid by merchant banks for transactions processed from debit cards issued by the Company increased $59 thousand.

Trust fees and commissions totaled $18.4 million, consistent with the first quarter of 2011. We continue to voluntarily waive administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $2.6 million for the first quarter of 2012, $1.2 million for the first quarter of 2011 and $2.4 million for the fourth quarter of 2011. The fair value of trust assets administered by the Company totaled $35.1 billion at March 31, 2012, $32.0 billion at March 31, 2011 and $34.4 billion at December 31, 2011. Trust fees and commissions increased $573 thousand over the fourth quarter of 2011 primarily due to an increase in the fair value of trust assets and the timing of fees.

Deposit service charges and fees increased $1.9 million or 8% over the first quarter of 2011. Commercial account service charge revenue totaled $8.5 million, up $1.3 million or 17% over the prior year. The average earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances, decreased 25 basis points compared to the prior year consistent with the movement in market interest rates. Overdraft fees totaled $13.5 million for the first quarter of 2012, up $478 thousand or 4% over the first quarter of 2011. Service charges on deposit accounts with a standard monthly fee increased $187 thousand or 13% to $1.6 million.

Deposit service charges and fees were down $542 thousand compared to the previous quarter. Overdraft fees were down $1.9 million, partially offset by a $1.3 million increase in commercial account service charges. Service charges on deposit accounts with a standard monthly fee were flat compared to the fourth quarter of 2011.

Mortgage banking revenue grew by $15.7 million over the first quarter of 2011. Revenue from originating and marketing residential mortgage loans totaled $23.1 million, up $15.6 million or 207% over the first quarter of 2011. The unpaid principal balance of residential mortgage loans held for sale increased $109 million or 90% and unfunded mortgage loan commitments increased $143 million or 90%. Mortgage loans funded for sale totaled $746 million in the first quarter of 2012 compared to $420 million in the first quarter of 2011. A 93 basis point decrease in mortgage loan interest rates and expanded government programs such as Home Affordable Refinance Program (“HARP II”) have stimulated mortgage loan production. In addition, the Company has increased the number of mortgage loan officers by approximately 18% during the first quarter of 2011, focusing on growth in Texas, Colorado and Kansas/Missouri markets. We have expanded our mortgage banking operations to include correspondent lending. All mortgages originated by correspondent lenders are evaluated for compliance with our underwriting standards. Mortgage loans funded for sale of $746 million includes $48 million originated by correspondent lenders. Mortgage servicing revenue increased $171 thousand or 2% over the first quarter of 2011 to $10.0 million. The outstanding principal balance of residential mortgage loans serviced for others totaled $11.4 billion, a $176 million decrease compared to the first quarter 2011.

Mortgage banking revenue increased $7.6 million over the fourth quarter of 2011 due primarily to a $7.7 million increase in revenue from originating and marketing residential mortgage loans. Residential mortgage loans funded for sale decreased $55 million compared to the previous quarter. The unpaid principal balance of residential mortgage loans held for sale increased $53 million or 30% over the fourth quarter of 2011 and unfunded mortgage loan commitments increased $113 million or 59%.

Table 3 – Mortgage Banking Revenue
(In thousands)
	Three Months Ended March 31,			%	Three Months		%
	2012	2011	Increase (Decrease)	Increase (Decrease)	Ended Dec. 31, 2011	Increase (Decrease)	Increase (Decrease)

Originating and marketing revenue	$23,081	$7,529	$15,552	207%	$15,342	$7,739	50%
Servicing revenue	9,997	9,827	170	2	10,096	(99)	(1)
Total mortgage revenue	33,078	$17,356	$15,722	91%	$25,438	$7,640	30%

Residential mortgage loans funded for sale	$746,241	$419,684	$326,557	78%	$753,215	$(6,974)	(1)%
Residential mortgage loan refinances to total funded		67%			66%

	March 31,
	2012	2011	Increase	% Increase	Dec. 31, 2011	Increase	% Increase
Outstanding principal balance of residential mortgage loans serviced for others	$11,378,806	$11,202,626	$176,180	2%	$11,300,986	$77,820	1%

Net gains on securities, derivatives and other assets

The Company sold $892 million of U.S government agency mortgage-backed securities held as available for sale and recognized a gain of $11.7 million in the first quarter of 2012.  We recognized $4.9 million of gains on sales of $793 million of available for sale securities in the first quarter of 2011 and $7.1 million of net gains on sales of $667 million of available for sale securities in the fourth quarter of 2011.  In each of these periods, securities were sold either because they had reached their expected maximum potential return or to mitigate exposure to prepayment risk.

We also sold $107 million of privately issued residential mortgage-backed securities at a $7.4 million loss in March 2012. The fair value of these securities increased nearly 10% between December 31, 2011 and February 29, 2012. In response to this increase in fair value, management evaluated all privately-issued residential mortgage-backed securities to determine which securities we did not intend to sell based on their expected performance. All securities which we believe to have reached their expected maximum potential were sold in March. We do not intend to sell the remaining $371 million of privately issued residential mortgage-backed securities.

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

Changes in the fair value of mortgage servicing rights are highly dependent on changes in rates offered to borrowers or primary mortgage rates and assumptions about servicing revenue, servicing costs and discount rates. Changes in the fair value of residential mortgage backed securities and derivative contracts are highly dependent on changes in rates required by investors or secondary mortgage rates. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in assumptions and the spread between the primary and secondary rate can cause significant quarterly earnings volatility as shown in Table 4.

Table 4 following shows the relationship between changes in the fair value of mortgage servicing rights and financial instruments designated as an economic hedge.

Table 4 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)
	Three Months Ended
	March 31, 2012	Dec. 31, 2011	March 31, 2011

Gain (loss) on mortgage hedge derivative contracts, net	$(2,445)	$121	$(2,419)
Gain (loss) on fair value option securities, net	(2,393)	222	(3,518)
Gain (loss) on economic hedge of mortgage servicing rights	(4,838)	343	(5,937)
Gain (loss) on change in fair value of mortgage servicing rights	7,127	(5,261)	3,129
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$2,289	$(4,918)	$(2,808)

Net interest revenue on mortgage trading securities	$3,165	$4,436	$3,058

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized other-than-temporary impairment losses on certain privately issued residential mortgage-backed securities of $3.7 million during the first quarter of 2012. These losses primarily related to additional declines in projected cash flows as a result of increased home price depreciation on the remaining privately issued residential mortgage-backed securities that we do not intend to sell. We recognized other-than-temporary impairment losses in earnings of $4.6 million in the first quarter of 2011 and $2.8 million in the fourth quarter of 2011.

Other Operating Expense

Other operating expense for the first quarter of 2012 totaled $185.2 million, up $6.8 million or 4% over the first quarter of 2011. Changes in the fair value of mortgage servicing rights decreased operating expense $7.1 million in the first quarter of 2012 and $3.1 million in the first quarter of 2011. Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $10.8 million or 6% over the first quarter of 2011. Personnel expenses increased $14.8 million or 15%. Non-personnel expenses decreased $4.0 million or 5%.

Excluding changes in the fair value of mortgage servicing rights, operating expenses were down $21.6 million compared to the previous quarter. Personnel expenses decreased $6.4 million and non-personnel expenses decreased $15.2 million.

Table 5 – Other Operating Expense
(In thousands)
	Three Months Ended			%	Three Months Ended		%
	March 31,		Increase	Increase	Dec. 31,	Increase	Increase
	2012	2011	(Decrease)	(Decrease)	2011	(Decrease)	(Decrease)

Regular compensation	$63,132	$60,804	$2,328	4%	$63,759	$(627)	(1)%
Incentive compensation:
Cash-based	26,241	19,555	6,686	34	27,882	(1,641)	(6)
Stock-based	6,625	3,431	3,194	93	14,598	(7,973)	(55)
Total incentive compensation	32,866	22,986	9,880	43	42,480	(9,614)	(23)
Employee benefits	18,771	16,204	2,567	16	14,890	3,881	26
Total personnel expense	114,769	99,994	14,775	15	121,129	(6,360)	(5)
Business promotion	4,388	4,624	(236)	(5)	5,868	(1,480)	(25)
Professional fees and services	7,599	7,458	141	2	7,664	(65)	(1)
Net occupancy and equipment	16,023	15,604	419	3	16,826	(803)	(5)
Insurance	3,866	6,186	(2,320)	(38)	3,636	230	6
Data processing & communications	22,144	22,503	(359)	(2)	26,599	(4,455)	(17)
Printing, postage and supplies	3,311	3,082	229	7	3,637	(326)	(9)
Net losses & operating expenses of repossessed assets	2,245	6,015	(3,770)	(63)	6,180	(3,935)	(64)
Amortization of intangible assets	575	896	(321)	(36)	895	(320)	(36)
Mortgage banking costs	7,573	6,471	1,102	17	10,154	(2,581)	(25)
Change in fair value of mortgage servicing rights	(7,127)	(3,129)	(3,998)	128	5,261	(12,388)	(235)
Other expense	9,871	8,745	1,126	13	11,348	(1,477)	(13)
Total other operating expense	$185,237	$178,449	$6,788	4%	$219,197	$(33,960)	(15)%

Number of employees (full-time equivalent)	4,630	4,533	97	2%	4,511	119	3%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $2.3 million or 4% over the first quarter of 2011 primarily due to standard annual merit increases which were effective in the second quarter of 2011. In addition, the Company changed the timing of annual merit increases to March 1 from April 1 for a majority of its staff beginning in 2012.

Incentive compensation increased $9.9 million or 43% over the first quarter of 2011. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $6.7 million or 34% compared to the first quarter of 2011. Cash-based incentive compensation related to brokerage and trading revenue was up $6.3 million over the first quarter of 2011. Cash-based incentive compensation for other business lines was essentially flat compared to the first quarter of 2011.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense for equity awards decreased $532 thousand compared to the first quarter of 2012. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value. Stock-based compensation expense also includes incentive compensation that will ultimately be settled in cash indexed to investment performance or changes in earnings per share. Compensation expense for liability awards increased $3.7 million over the first quarter of 2011 primarily due to a $3.0 million increase related to the BOK Financial Corp. True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan is designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks.

Employee benefit expense increased $2.6 million or 16% over the first quarter of 2011 due primarily to increased medical insurance costs and payroll taxes.

Personnel expense decreased $6.4 million compared to the fourth quarter of 2011 due primarily to reduced incentive compensation expense, partially offset by a seasonal increase in payroll taxes. Incentive compensation decreased $9.6 million. Stock-based incentive compensation decreased $8.0 million due primarily to the timing of accruals for the BOK Financial Corporation 2011 True-Up Plan and first quarter performance of BOK Financial stock and other investments. Cash based incentive compensation decreased $1.6 million. Employee benefits expense increased $3.9 million due primarily to seasonal changes in payroll taxes.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, decreased $4.0 million compared to the first quarter of 2011. Net losses and operating expenses of repossessed assets decreased $3.8 million compared to the first quarter of 2011. FDIC insurance expense decreased $2.3 million due to the impact of a change to a risk-sensitive assessment based on assets rather than deposits. Mortgage banking costs increased $1.1 million and other expenses increased $1.1 million.

Excluding changes in the fair value of mortgage servicing rights, non-personnel operating expenses decreased $15.2 million compared to the fourth quarter of 2011 across most non-personnel expense categories. Data processing and communications expense decreased $4.5 million due to the favorable resolution of a dispute with a service provider. Net losses and operating expenses of repossessed assets were down $3.9 million due primarily to decreased write-downs and net losses on sales of repossessed assets. Mortgage banking costs were down $2.6 million due primarily to lower foreclosure costs on residential mortgage loans serviced for others.

Income Taxes

Income tax expense was $45.5 million or 35% of book taxable income for the first quarter of 2012 compared to $38.8 million or 37% of book taxable income for the first quarter of 2011 and $37.4 million or 36% of book taxable income for the fourth quarter of 2011. The decrease in the effective tax rate over the first quarter of 2011 was due to the increased utilization of income tax credits and the decrease in the accrual for state uncertain tax positions.

During the first quarter of 2012, the Internal Revenue Service completed an audit of our federal income tax return for the year ended December 31, 2008. No changes were required.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $13 million at March 31, 2012, $12 million at December 31, 2011 and $14 million at March 31, 2011.

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

As shown in Table 6, net income attributable to our lines of business increased $17.0 million over the first quarter of 2011. The increase in net income attributed to our lines of business was due primarily to our Consumer Banking segment. Increased mortgage banking revenue was partially offset by decreased transaction card revenue due to changes as a result of debit card interchange fee revenue effective in the third quarter of 2011. In addition, brokerage and trading revenue attributed mostly to the Wealth Management segment was up and net interest revenue increased for all of our lines of business. Net income attributed to funds management and other also increased $1.8 million over the first quarter of 2011 primarily due to increased gains on securities in excess of other-than-temporary charges and a decrease in operating expenses attributed to the funds management unit. Decreased provision for credit losses in excess of net charge-offs was partially offset by a decline in net interest revenue due to lower interest rates.

Table 6 – Net Income by Line of Business
 (In thousands)
	Three Months Ended March 31,
	2012	2011
Commercial banking	$33,029	$28,733
Consumer banking	19,540	6,518
Wealth management	3,921	4,195
Subtotal	56,490	39,446
Funds management and other	27,125	25,328
Total	$83,615	$64,774

Commercial Banking

Commercial Banking contributed $33.0 million to consolidated net income in the first quarter of 2012, up $4.3 million or 15% over the first quarter of 2011. Net interest revenue increased $3.4 million or 5% primarily due to a $783 million increase in average loan balances, partially offset by a decrease in the loan yield compared to the first quarter of 2011. Fees and commissions revenue increased $3.3 million or 9%. Other operating expenses were flat compared to the first quarter of 2011.

Table 7 – Commercial Banking
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)

Net interest revenue from external sources	$89,731	$83,686	$6,045
Net interest expense from internal sources	(12,126)	(9,436)	(2,690)
Total net interest revenue	77,605	74,250	3,355
Net loans charged off	6,416	6,776	(360)
Net interest revenue after net loans charged off	71,189	67,474	3,715

Fees and commissions revenue	38,769	35,430	3,339
Gain on financial instruments and other assets, net	44	–	44
Other operating revenue	38,813	35,430	3,383

Personnel expense	24,866	23,227	1,639
Net losses and expenses of repossessed assets	667	4,700	(4,033)
Other non-personnel expense	17,739	17,852	(113)
Corporate allocations	12,672	10,099	2,573
Total other operating expense	55,944	55,878	66

Income before taxes	54,058	47,026	7,032
Federal and state income tax	21,029	18,293	2,736

Net income	$33,029	$28,733	$4,296

Average assets	$10,131,453	$8,992,933	$1,138,520
Average loans	8,892,639	8,109,495	783,144
Average deposits	8,403,643	7,494,839	908,804
Average invested capital	867,690	861,980	5,710
Return on average assets	1.31%	1.30%	1	bp
Return on invested capital	15.31%	13.52%	179	bp
Efficiency ratio	48.07%	50.95%	(288	) bp
Net charge-offs (annualized) to average loans	0.29%	0.34%	(5	) bp

The Company has focused on development of banking services for small business. As part of this initiative, small business banking activities were transferred to the Commercial Banking segment from the Consumer Banking segment in the second quarter of 2011. This transfer increased Commercial Banking net income by approximately $1.0 million in the first quarter of 2012 compared to the first quarter of 2011. Net interest revenue increased $1.6 million. Average deposits increased $469 million and average loans increased $12 million primarily due to the transfer. Other operating revenue increased $810 thousand and operating expenses increased $1.4 million.

Other operating revenue increased $3.4 million or 10% over the first quarter of 2011 due primarily to increased deposit service charge and transaction card revenues. The increase in deposit service charge revenue related to additional service charge revenue from the transfer of the small business banking activities and increased service charges as a result of decreased earnings credit available to our treasury services customers.

Operating expenses were flat compared to the first quarter of 2011. Personnel costs increased $1.6 million or 7% due primarily to increased incentive compensation and standard annual merit increases. Net losses and operating expenses on repossessed assets decreased $4.0 million compared to the first quarter of 2011, primarily due to decreased write-downs and losses on sales of repossessed assets. Other non-personnel expenses were primarily flat compared to the prior year. Corporate expense allocations increased due primarily to increased customer loan and deposit activity.

The average outstanding balance of loans attributed to Commercial Banking was $8.9 billion for the first quarter of 2012, up $783 million over the first quarter of 2011. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment. Net Commercial Banking loans charged off decreased $360 thousand compared to the first quarter of 2011 to $6.4 million or 0.29% of average loans attributed to this line of business on an annualized basis. The decrease in net loans charged off was primarily due to a decrease in losses on commercial real estate loans.

Average deposits attributed to commercial banking were $8.4 billion, up $909 million or 12% over the first quarter of 2011. The transfer of small business banking activities to the Commercial Banking segment contributed $469 million to this increase. Average balances attributed to our energy customers increased $499 million or 67% and average balances attributed to our commercial & industrial loan customers increased $268 million or 9%. Average balances attributed to our treasury services customers decreased $340 million or 16% due primarily to a $220 million or 24% increase in average balances held by states and local municipalities offset by a $561 million or 46% decrease in average balances held by our other treasury services customers.

Consumer Banking

Consumer Banking services are provided through five primary distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center, internet banking and mobile banking.

The Consumer Banking segment contributed $19.5 million to consolidated net income for the first quarter of 2012, up $13.0 million over the first quarter of 2011 due primarily to growth in mortgage banking revenues. Revenue from mortgage loan production grew $15.5 million over the first quarter of 2011. Changes in fair value of our mortgage servicing rights, net of economic hedge, increased net income attributed to Consumer Banking by $1.4 million in the first quarter of 2012 and decreased net income attributed to Consumer Banking by $1.7 million in the first quarter of 2011.

Table 8 – Consumer Banking
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)

Net interest revenue from external sources	$23,947	$18,664	$5,283
Net interest revenue from internal sources	6,120	9,405	(3,285)
Total net interest revenue	30,067	28,069	1,998
Net loans charged off	1,432	2,682	(1,250)
Net interest revenue after net loans charged off	28,635	25,387	3,248

Fees and commissions revenue	55,934	43,419	12,515
Loss on financial instruments and other assets, net	(4,838)	(5,937)	1,099
Other operating revenue	51,096	37,482	13,614

Personnel expense	21,123	21,046	77
Net losses and expenses of repossessed assets	215	570	(355)
Change in fair value of mortgage servicing rights	(7,127)	(3,129)	(3,998)
Other non-personnel expense	23,221	20,645	2,576
Corporate allocations	10,318	13,069	(2,751)
Total other operating expense	47,750	52,201	(4,451)

Income before taxes	31,981	10,668	21,313
Federal and state income tax	12,441	4,150	8,291

Net income	$19,540	$6,518	$13,022

Average assets	$5,819,073	$6,120,855	$(301,782)
Average loans	2,131,316	1,995,123	136,193
Average deposits	5,615,055	5,938,691	(323,636)
Average invested capital	286,392	271,192	15,200
Return on average assets	1.35%	0.43%	92	bp
Return on invested capital	27.44%	9.75%	1,769	bp
Efficiency ratio	63.81%	77.40%	(1,359	) bp
Net charge-offs (annualized) to average loans	0.27%	0.55%	(28	) bp
Mortgage loans funded for sale	$746,241	$419,684	$326,557

	March 31, 2012	March 31, 2011	Increase (Decrease)
Banking locations	212	208	4
Mortgage loans servicing portfolio1	$12,442,937	$12,075,328	$367,609
1	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from Consumer Banking activities increased $2.0 million or 7% compared to the first quarter of 2011 primarily due to growth in average loans. Average loan balances were up $136 million or 7% of the prior year. Other consumer loans increased, partially offset by decreased balances of indirect automobile loans. The Company previously disclosed its decision to exit the indirect automobile loan business in the first quarter of 2009.

Fees and commissions revenue increased $12.5 million over the first quarter of 2011. Mortgage banking revenue was up $15.7 million or 90% over the prior year due primarily to increased residential mortgage loan originations and commitments. Transaction card revenues were down $4.0 million or 43% compared to the prior year due primarily to the impact of interchange fee regulations which became effective on October 1, 2011. Deposit service charges decreased $875 thousand primarily related to service fees on small business deposits transferred to the Commercial Banking segment.

Excluding the change in the fair value of mortgage servicing rights, operating expenses were flat compared to the first quarter of 2011.

Net loans charged off by the Consumer Banking unit decreased $1.3 million compared to the first quarter of 2011. Net consumer banking charge-offs include residential mortgage loans, indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Average consumer deposits decreased $324 million or 5% compared to the first quarter of 2011 primarily due to the transfer of small business banking to the Commercial Banking segment, offset by some growth in Consumer Banking deposits. Average time deposits decreased $269 million or 12% and average demand deposits decreased $143 million. Average interest-bearing transaction accounts increased $54 million or 2%.

Our Consumer Banking division originates, markets and services conventional and government-sponsored residential mortgage loans for all of our geographical markets. We funded $814 million of mortgage loans in the first quarter of 2012 and $457 million in the first quarter of 2011. Approximately 34% of our mortgage loans funded were in the Oklahoma market, 15% in the New Mexico market, 13% in the Texas market and 13% in the Colorado market. In addition, 6% of our mortgage loan fundings came from correspondent lenders. Mortgage loan fundings included $746 million of mortgage loans funded for sale in the secondary market and $68 million funded for retention within the consolidated group. At March 31, 2012, we have $230 million of residential mortgage loans held for sale and outstanding commitments to originate $302 million of residential mortgage loans. A 93 basis point decrease in mortgage loan interest rates and government programs such as HARP II have stimulated mortgage loan production. We increased the number of mortgage loan officers by approximately 18% during the first quarter of 2011, focusing on growth in Texas, Colorado and Kansas/Missouri markets.

At March 31, 2012, the Consumer Banking division services $11.4 billion of mortgage loans serviced for others and $1.0 billion of loans retained within the consolidated group. Approximately 97% of the mortgage loans serviced was to borrowers in our primary geographical market areas. The performance of residential mortgage loans serviced for others continues to improve. Loan past due 90 days or more decreased to $109 million or 0.96% of loans serviced for others at March 31, 2012 from $136 million or 1.20% of loans serviced for others at December 31, 2011. Mortgage servicing revenue increased $115 thousand or 1% over the first quarter of 2011 to $10.0 million.

Wealth Management

Wealth Management contributed $3.9 million to consolidated net income in first quarter of 2012 compared to $4.2 million in first quarter of 2011.

Table 9 – Wealth Management
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)

Net interest revenue from external sources	$6,747	$7,796	$(1,049)
Net interest revenue from internal sources	5,113	3,134	1,979
Total net interest revenue	11,860	10,930	930
Net loans charged off	626	439	187
Net interest revenue after net loans charged off	11,234	10,491	743

Fees and commissions revenue	46,424	39,911	6,513
Gain (loss) on financial instruments and other assets, net	(52)	42	(94)
Other operating revenue	46,372	39,953	6,419

Personnel expense	35,228	28,272	6,956
Net (gains) losses and expenses of repossessed assets	4	(41)	45
Other non-personnel expense	6,931	7,078	(147)
Corporate allocations	9,026	8,269	757
Other operating expense	51,189	43,578	7,611

Income before taxes	6,417	6,866	(449)
Federal and state income tax	2,496	2,671	(175)

Net income	$3,921	$4,195	$(274)

Average assets	$4,147,907	$3,810,143	$337,764
Average loans	895,640	1,016,786	(121,146)
Average deposits	4,057,342	3,709,656	347,686
Average invested capital	175,013	175,478	(465)
Return on average assets	0.38%	0.45%	(7	) bp
Return on invested capital	9.01%	9.70%	(69	) bp
Efficiency ratio	87.83%	85.71%	212	bp
Net charge-offs (annualized) to average loans	0.28%	0.18%	10	bp

	March 31, 2012	March 31, 2011	Increase (Decrease)
Trust assets in custody for which BOKF has sole or joint discretionary authority	$10,351,742	$9,570,725	$781,017
Trust assets not in custody for which BOKF has sole or joint discretionary authority	227,987	206,303	21,684
Non-managed trust assets in custody	13,195,059	12,279,752	915,307
Trust assets held in safekeeping	11,876,010	10,163,010	1,713,000
Trust assets	35,650,798	32,219,790	3,431,008
Other assets held in safekeeping	8,026,619	6,889,523	1,137,096
Brokerage accounts under BOKF administration	4,318,795	3,269,111	1,049,684
Assets under management or in custody	$47,996,212	$42,378,424	$5,617,788

Net interest revenue for the first quarter of 2012 was up $930 thousand or 9% over the first quarter of 2011. Average loan balances were down $121 million. Net loans charged off decreased $187 thousand compared to the first quarter of 2011 to $626 thousand or 0.28% of average loans on an annualized basis. Average deposit balances were up $348 million or 9% over the prior year. Loan yields were up and funding costs related to deposits decreased compared to the first quarter of 2011.

Other operating revenue was up $6.4 million or 16% over the first quarter of 2011, primarily due to a $6.3 million or 31% increase in brokerage and trading revenues. Trust fees and commission were flat compared to the prior year.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the first quarter of 2012, the Wealth Management division participated in 90 underwritings that totaled $1.4 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $549 million of these underwritings. In the first quarter of 2011, the Wealth Management division participated in 35 underwritings that totaled approximately $774 million. Our interest in these underwritings totaled approximately $212 million.

Operating expenses increased $7.6 million or 17% over the first quarter of 2011. Personnel expenses increased $7.0 million or 25%. Incentive compensation increased $5.4 million over the prior year and regular compensation costs increased $1.3 million primarily due to increased headcount and annual merit increases. Non-personnel expenses decreased $147 thousand or 2% compared to the prior year. Corporate expense allocations were up $757 thousand or 9% due primarily to expansion of the Wealth Management business line.

Growth in average assets was largely due to funds sold to the Funds Management unit. Average deposits attributed to the Wealth Management division increased $348 million or 9% over the first quarter of 2011 including a $294 million or 72% increase in average demand deposit accounts and a $102 million or 4% increase in interest-bearing transaction accounts. Average time deposit balances decreased $50 million or 7% compared to the first quarter of 2011.

Geographical Market Distribution

The Company also secondarily evaluates performance by primary geographical market. Loans are generally attributed to geographical markets based on the location of the customer and may not reflect the location of the underlying collateral. Brokered deposits and other wholesale funds are not attributed to a geographical market. Funds management and other include insignificant results of operations in locations outside our primary geographic regions.

Table 10 – Net Income by Geographic Region
(In thousands)
	Three Months Ended March 31,
	2012	2011
Oklahoma	$33,449	$25,047
Texas	12,947	10,167
New Mexico	4,530	2,910
Arkansas	2,169	833
Colorado	2,490	2,412
Arizona	(1,791)	(3,068)
Kansas / Missouri	2,040	969
Subtotal	55,834	39,270
Funds management and other	27,781	25,504
Total	$83,615	$64,774

Oklahoma Market

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. Oklahoma is a significant market to the Company, representing 47% of our average loans, 55% of our average deposits and 40% of our consolidated net income in the first quarter of 2012. In addition, all mortgage servicing activity, TransFund EFT network and 72% of our trust assets is attributed to the Oklahoma market.

Table 11 – Oklahoma
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)

Net interest revenue	$58,030	$55,008	$3,022
Net loans charged off	1,032	6,420	(5,388)
Net interest revenue after net loans charged off	56,998	48,588	8,410

Fees and commissions revenue	77,455	71,780	5,675
Loss on financial instruments and other assets, net	(4,890)	(5,896)	1,006
Other operating revenue	72,565	65,884	6,681

Personnel expense	36,542	33,640	2,902
Net losses and expenses of repossessed assets	417	584	(167)
Change in fair value of mortgage servicing rights	(7,127)	(3,129)	(3,998)
Other non-personnel expense	35,383	32,893	2,490
Corporate allocations	9,604	9,491	113
Total other operating expense	74,819	73,479	1,340

Income before taxes	54,744	40,993	13,751
Federal and state income tax	21,295	15,946	5,349

Net income	$33,449	$25,047	$8,402

Average assets	$11,553,806	$10,442,761	$1,111,045
Average loans	5,365,299	5,188,424	176,875
Average deposits	10,342,861	9,461,918	880,943
Average invested capital	543,759	531,392	12,367
Return on average assets	1.16%	0.97%	19	bp
Return on invested capital	24.74%	19.12%	562	bp
Efficiency ratio	60.48%	60.42%	6	bp
Net charge-offs (annualized) to average loans	0.08%	0.50%	(42	) bp

Net income generated in the Oklahoma market in the first quarter of 2012 increased $8.4 million or 34% over the first quarter of 2011 due primarily to growth in net interest and fee revenue, a decrease in net loans charged off and improvement in the fair value of mortgage loan servicing rights.

Net interest revenue increased $3.0 million or 5%. Average loan balances increased $176 million or 3%. The favorable net interest impact of the $881 million increase in average deposit balances was partially offset by lower yield on funds sold to the Funds Management unit.

Fees and commission revenue increased $5.7 million over the first quarter of 2011. Mortgage banking revenue increased $5.6 million due to increased mortgage loan origination and commitment volumes. Increased brokerage and trading and deposit service charge revenue were largely offset by decreased transaction card revenues.

Changes in the fair value of mortgage servicing rights, net of economic hedges, increased net income $1.4 million in the first quarter of 2012 and decreased net income $1.7 million in the first quarter of 2011.

Excluding the change in the fair value of mortgage servicing rights, other operating expenses increased $5.3 million or 7% over the prior year. Personnel expenses were up $2.9 million or 9% over the prior year. Incentive compensation expense increased $1.7 million and regular compensation expense was up $1.1 million. Non-personnel expenses increased $2.5 million or 8%.

Net loans charged off decreased to $1.0 million or 0.08% of average loans on an annualized basis for first quarter of 2012 compared with $6.4 million or 0.50% of average loans on an annualized basis for the first quarter of 2011.

Average deposits in the Oklahoma market increased $881 million over the first quarter of 2011. Commercial Banking deposit balances increased $588 million or 14% over the prior year. Increased deposits related to energy and commercial & industrial customers were partially offset by decreased deposits related to treasury services customers. Wealth Management deposits increased $356 million or 17% over the prior year in the private banking division, trust and broker/dealer divisions. Consumer Banking deposits decreased and Commercial Banking deposits increased compared to the prior year primarily due to the transfer of small business banking activities from the Consumer Banking segment to the Commercial Banking segment.

Texas Market

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas. Texas is our second largest market with 33% of our average loans, 24% of our average deposits and 15% of our consolidated net income in the first quarter of 2012.

Table 12 – Texas
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)

Net interest revenue	$34,848	$33,165	$1,683
Net loans charged off	444	928	(484)
Net interest revenue after net loans charged off	34,404	32,237	2,167

Fees and commissions revenue	19,268	16,038	3,230
Gain on financial instruments and other assets, net	44	–	44
Other operating revenue	19,312	16,038	3,274

Personnel expense	19,078	16,804	2,274
Net (gains) losses and expenses of repossessed assets	(577)	144	(721)
Other non-personnel expense	5,717	5,753	(36)
Corporate allocations	9,269	9,688	(419)
Total other operating expense	33,487	32,389	1,098

Income before taxes	20,229	15,886	4,343
Federal and state income tax	7,282	5,719	1,563

Net income	$12,947	$10,167	$2,780

Average assets	$5,066,051	$4,942,289	$123,762
Average loans	3,782,795	3,262,960	519,835
Average deposits	4,482,885	4,356,711	126,174
Average invested capital	478,977	465,208	13,769
Return on average assets	1.03%	0.83%	20	bp
Return on invested capital	10.87%	8.86%	201	bp
Efficiency ratio	61.88%	65.83%	(395	) bp
Net charge-offs (annualized) to average loans	0.05%	0.12%	(7	) bp

Net income in the Texas market increased $2.8 million or 27% over the first quarter of 2011 primarily due to increased net interest and fees and commission revenue.

Net interest revenue increased $1.7 million or 5% over the first quarter of 2011. Average outstanding loans grew by $520 million or 16% and average deposits increased $126 million or 3% over the first quarter of 2011.

Fees and commission revenue increased $3.2 million or 20% over the first quarter of 2011 due primarily to increased mortgage banking revenue. In addition, brokerage and trading revenue, deposit service charges and trust fees and commissions revenue all increased over the prior year. Transaction card revenue was down compared to the prior year due primarily to debit card interchange fee regulations which became effective in the third quarter of 2011.

Operating expenses increased $1.1 million or 3% over the prior year. Personnel costs were up $2.3 million or 14% due primarily to incentive compensation expense and increased headcount related to higher mortgage origination activity. Net losses (gains) and operating expenses of repossessed assets improved by $721 thousand compared first quarter of 2011. Non-

personnel expenses were flat compared to the prior year and corporate expense allocations were down $419 thousand or 4% compared to the first quarter of 2011.

Net loans charged off totaled $444 thousand or 0.05% of average loans for the first quarter of 2012 on an annualized basis, down from $928 thousand or 0.12% of average loans for the first quarter of 2011 on an annualized basis.

New Mexico

Net income attributable to our New Mexico market totaled $4.5 million or 5% of consolidated net income, an increase of $1.6 million or 56% over the first quarter of 2011. Net interest income increased $163 thousand or 2% over the first quarter of 2011. Average loan balances increased $5.9 million over the first quarter of 2011. Average demand deposit balances were down $29 million or 2% compared to the prior year. Time deposit balances decreased $52 million and interest-bearing transaction deposit balance decreased $26 million, partially offset by a $48 million increase in demand deposit balances. Net charge-offs totaled $885 thousand or 0.50% of average loans attributed to the New Mexico market for the first quarter of 2012, compared to $411 thousand or 0.24% of average loans for the first quarter of 2011. Fees and commissions revenue was up $2.8 million or 37% due primarily to growth in mortgage banking revenue over the first quarter of 2011. Deposit service charges, brokerage and trading and trust fees and commission were also all up over the prior year, partially offset by a decrease in transaction card revenue due to debit card interchange fee regulations. Other operating expenses were down $129 thousand or 1% compared to the first quarter of 2011. Personnel costs increased $687 thousand, partially offset by a $606 thousand decrease in net (gains) losses and expenses of repossessed assets and a $262 thousand decrease in non-personnel expenses.

Table 13 – New Mexico
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)

Net interest revenue	$8,484	$8,321	$163
Net loans charged off	885	411	474
Net interest revenue after net loans charged off	7,599	7,910	(311)

Fees and commissions revenue	10,414	7,580	2,834

Personnel expense	4,885	4,198	687
Net (gains) losses and expenses of repossessed assets	(191)	415	(606)
Other non-personnel expense	1,977	2,239	(262)
Corporate allocations	3,928	3,876	52
Total other operating expense	10,599	10,728	(129)

Income before taxes	7,414	4,762	2,652
Federal and state income tax	2,884	1,852	1,032

Net income	$4,530	$2,910	$1,620

Average assets	$1,375,861	$1,376,750	$(889)
Average loans	708,803	702,932	5,871
Average deposits	1,227,265	1,255,773	(28,508)
Average invested capital	79,317	81,776	(2,459)
Return on average assets	1.32%	0.86%	46	bp
Return on invested capital	22.97%	14.43%	854	bp
Efficiency ratio	56.09%	67.47%	(1,138	) bp
Net charge-offs (annualized) to average loans	0.50%	0.24%	26	bp

Arkansas Market

Net income attributable to our Arkansas market increased $1.3 million or 161% over the first quarter of 2011 to $2.2 million. Net interest revenue decreased $330 thousand or 14% primarily due to a $28 million decrease in average loans. Loans in the Arkansas market continued to decrease due to the run-off of indirect automobile loans. Average deposits in our Arkansas market were down $7.0 million or 3% compared to the first quarter of 2011. Time deposits decreased $31 million, offset by a $19 million increase in interest-bearing transaction deposits and a $4.0 million increase in demand deposits. Net loans charged off decreased $272 thousand to $64 thousand or 0.10% of average loans on an annualized basis. Fees and commission revenue increased $2.8 million primarily due to increased securities trading revenue at our Little Rock office and higher mortgage banking revenues. Other operating expenses were up $565 thousand or 6% over the prior year. Personnel expense increased $259 thousand or 5% primarily due to increased incentive compensation costs related to trading activity. Non-personnel expenses were up $348 thousand over the prior year.

Table 14 – Arkansas
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)

Net interest revenue	$1,967	$2,297	$(330)
Net loans charged off	64	336	(272)
Net interest revenue after net loans charged off	1,903	1,961	(58)

Fees and commissions revenue	11,249	8,439	2,810

Personnel expense	5,485	5,226	259
Net losses and expenses of repossessed assets	7	19	(12)
Other non-personnel expense	1,356	1,008	348
Corporate allocations	2,754	2,784	(30)
Total other operating expense	9,602	9,037	565

Income before taxes	3,550	1,363	2,187
Federal and state income tax	1,381	530	851

Net income	$2,169	$833	$1,336

Average assets	$275,643	$303,346	$(27,703)
Average loans	259,587	287,813	(28,226)
Average deposits	221,254	228,226	(6,972)
Average invested capital	21,051	22,571	(1,520)
Return on average assets	3.16%	1.11%	205	bp
Return on invested capital	41.44%	14.97%	2,647	bp
Efficiency ratio	72.65%	84.17%	(1,152	) bp
Net charge-offs (annualized) to average loans	0.10%	0.47%	(37	) bp

Colorado Market

Net income attributed to our Colorado market totaled $2.5 million compared to $2.4 million in the first quarter of 2011. Net loans charged off totaled $1.9 million or 0.92% of average loans on an annualized basis compared with a net recovery of $50 thousand in the first quarter of 2011. Net interest revenue increased $699 thousand or 9% over the prior year. Average loans outstanding increased $61 million or 8% over the prior year. Average deposits were up $83 million or 7% due primarily to a $91 million increase in demand deposit balances partially offset by a $15 million decrease in time deposit balances. Fees and commission revenue increased $1.8 million or 30% over the prior year due primarily to increased mortgage banking revenue partially offset by decreased brokerage and trading and transaction card revenues. Operating expenses were up $426 thousand or 4% over the prior year. Personnel costs increased $723 thousand primarily due to increased incentive compensation related to increased mortgage activity. Net losses and operating expenses of repossessed assets were down $324 thousand compared to the prior year. Decreased non-personnel expenses were largely offset by increased corporate expense allocations.

Table 15 – Colorado
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)

Net interest revenue	$8,773	$8,074	$699
Net loans charged off	1,884	(50)	1,934
Net interest revenue after net loans charged off	6,889	8,124	(1,235)

Fees and commissions revenue	7,724	5,933	1,791
Gain on financial instruments and other assets, net	–	1	(1)
Other operating revenue	7,724	5,934	1,790

Personnel expense	5,776	5,053	723
Net (gains) losses and expenses of repossessed assets	(18)	306	(324)
Other non-personnel expense	1,340	1,552	(212)
Corporate allocations	3,439	3,200	239
Total other operating expense	10,537	10,111	426

Income before taxes	4,076	3,947	129
Federal and state income tax	1,586	1,535	51

Net income	$2,490	$2,412	$78

Average assets	$1,380,459	$1,299,938	$80,521
Average loans	826,268	765,448	60,820
Average deposits	1,316,079	1,232,873	83,206
Average invested capital	115,272	117,244	(1,972)
Return on average assets	0.73%	0.75%	(2	) bp
Return on invested capital	8.69%	8.34%	35	bp
Efficiency ratio	63.87%	72.19%	(832	) bp
Net charge-offs (annualized) to average loans	0.92%	(0.03)%	95	bp

Arizona Market

The Arizona market incurred a net loss of $1.8 million for the first quarter of 2012 compared to a net loss of $3.1 million in the first quarter of 2011. Net interest revenue increased $768 thousand or 22% over the prior year. Average loan balances were flat compared to the prior year. Average deposits increased $8.8 million or 4% due primarily to a $22 million or 25% increase in demand deposit balances, partially offset by a $15 million or 31% decrease in time deposits. Growth was primarily related to commercial loans and deposits. Net loans charged off totaled $3.6 million or 2.62% of average loans on an annualized basis in the first quarter of 2012 compared to $1.9 million or 1.38% of average loans on an annualized basis for the first quarter of 2011. The increase in net loans charged off was largely due to resolution of loans from the Tucson market which we exited in 2009. Fees and commission revenue were flat compared to the prior year. Operating expense was down $3.0 million compared to the first quarter of 2011 due primarily to a $2.3 million decrease in net losses and operating expenses on repossessed assets. Personnel and other non-personnel costs were both down compared to the prior year.

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

Table 16 – Arizona
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)

Net interest revenue	$4,335	$3,567	$768
Net loans charged off	3,619	1,889	1,730
Net interest revenue after net loans charged off	716	1,678	(962)

Fees and commissions revenue	1,845	1,820	25

Personnel expense	2,354	2,828	(474)
Net losses and expenses of repossessed assets	1,231	3,568	(2,337)
Other non-personnel expense	761	978	(217)
Corporate allocations	1,147	1,145	2
Total other operating expense	5,493	8,519	(3,026)

Loss before taxes	(2,932)	(5,021)	2,089
Federal and state income tax	(1,141)	(1,953)	812

Net loss	$(1,791)	$(3,068)	$1,277

Average assets	$609,510	$620,793	$(11,283)
Average loans	554,666	553,309	1,357
Average deposits	247,313	238,561	8,752
Average invested capital	58,573	64,688	(6,115)
Return on average assets	(1.18)%	(2.00)%	82	bp
Return on invested capital	(12.30)%	(19.23)%	693	bp
Efficiency ratio	88.88%	158.14%	(6,926	) bp
Net charge-offs (annualized) to average loans	2.62%	1.38%	124	bp

Kansas / Missouri Market

Net income attributed to the Kansas / Missouri market increased by $1.1 million over the first quarter of 2011. Net interest revenue increased $278 thousand or 10%. Average loan balances increased $62 million or 17% over the first quarter of 2011. Average deposits balances were down $131 million or 35%. Interest-bearing transaction deposits decreased $121 million and time deposits decreased $23 million, partially offset by a $13 million increase in demand deposits. Fees and commission revenue increased $3.7 million or 74% primarily due to increased mortgage banking and brokerage and trading revenues. Operating expenses were up $1.9 million or 31% over the prior year. Personnel costs were up $1.4 million primarily due to increased incentive compensation related to mortgage and brokerage and trading activity and increased headcount. Non-personnel expenses were flat compared to the prior year and corporate expense allocations increased due to increased transaction activity.

Table 17 – Kansas / Missouri
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)

Net interest revenue	$3,111	$2,833	$278
Net loans charged off (recovered)	544	213	331
Net interest revenue after net loans charged off (recovered)	2,567	2,620	(53)

Fees and commission revenue	8,696	4,996	3,700

Personnel expense	4,800	3,430	1,370
Net losses and expenses of repossessed assets	18	194	(176)
Other non-personnel expense	991	976	15
Corporate allocations	2,116	1,430	686
Total other operating expense	7,925	6,030	1,895

Income before taxes	3,338	1,586	1,752
Federal and state income tax	1,298	617	681

Net income	$2,040	$969	$1,071

Average assets	$439,302	$370,773	$68,529
Average loans	422,176	360,517	61,659
Average deposits	238,383	369,124	(130,741)
Average invested capital	31,474	25,321	6,153
Return on average assets	1.87%	1.06%	81	bp
Return on invested capital	26.07%	15.52%	1,055	bp
Efficiency ratio	67.12%	77.02%	(990	) bp
Net charge-offs (annualized) to average loans	0.52%	0.24%	28	bp

Financial Condition

Securities

We maintain a securities portfolio to enhance profitability, support customer transactions, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of March 31, 2012, December 31, 2011 and March 31, 2011.

At March 31, 2012, the carrying value of investment (held-to-maturity) securities was $427 million and the fair value was $451 million. Investment securities consist primarily of long-term, fixed-rate Oklahoma municipal bonds, taxable Texas school construction bonds and U.S. residential mortgage-backed securities. The investment security portfolio is diversified among issuers. Excluding U.S. government agencies, the largest obligation of any single issuer is $30 million. Substantially all of the municipal bonds are general obligations of the issuer. Approximately $89 million of the taxable Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $9.9 billion at March 31, 2012, down $48 million from December 31, 2011. At March 31, 2012, residential mortgage-backed securities represented 98% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Current interest rates are historically low and prices for residential mortgage-backed securities are historically high resulting in low effective durations. Our best estimate of the duration of the residential mortgage-backed securities portfolio at March 31, 2012 is 1.6 years. Management estimates that the duration would extend to approximately 3.5 years assuming an immediate 200 basis point upward rate shock. The estimated duration contracts to 0.9 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At March 31, 2012, $9.4 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $9.7 billion at March 31, 2012.

We also hold amortized cost of $371 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions. The amortized costs of these securities decreased $132 million from December 31, 2011. In response to price increases during the first quarter of 2012, the Company sold $107 million of privately issued residential mortgage-backed securities at a $7.4 million loss. The remaining decrease from December 31, 2011 was due primarily to $22 million of cash received and $3.7 million of other-than-temporary impairment losses charged against earnings during the first quarter of 2012. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $327 million at March 31, 2012.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $231 million of Jumbo-A residential mortgage loans and $140 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage backed securities held that were originated in 2007 and 2006. The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 10.2% and currently stands at 1.9%. The Jumbo-A residential mortgage-backed securities had original credit enhancement of 9.4% and the current level is 6.6%. Approximately 78% of our Alt-A mortgage-backed securities represents pools of fixed-rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 25% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $49 million at March 31, 2012. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. Other-than-temporary impairment charges of $3.7 million were recognized in earnings in the first quarter of 2012 related to certain privately issued residential mortgage-backed securities that we do not intend to sell.

Certain residential mortgage-backed securities issued by U.S. government agencies and included in Fair value option securities on the Consolidated Balance Sheets, have been segregated and designated as economic hedges of changes in the fair value of our mortgage servicing rights. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights and related derivative contracts.

Bank-Owned Life Insurance

We have approximately $266 million of bank-owned life insurance at March 31, 2012. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $235 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At March 31, 2012, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $256 million. As the underlying fair value of the investments held in a separate account at March 31, 2012 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $31 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $11.6 billion at March 31, 2012, a $308 million increase since December 31, 2011.

Table 18 – Loans
(In thousands)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
Commercial:
Energy	$2,206,490	$2,015,619	$1,797,609	$1,682,842	$1,759,452
Services	1,881,079	1,745,189	1,857,478	1,713,057	1,586,785
Wholesale/retail	1,002,780	962,984	1,026,229	1,068,186	984,273
Healthcare	987,436	976,481	907,147	869,308	840,809
Manufacturing	362,061	350,834	370,729	367,151	380,043
Integrated food services	209,642	208,738	199,852	195,774	211,637
Other commercial and industrial	293,153	311,609	316,645	282,278	285,258
Total commercial	6,942,641	6,571,454	6,475,689	6,178,596	6,048,257

Commercial real estate:
Construction and land development	311,708	327,480	355,215	367,092	394,337
Retail	481,815	509,743	445,794	438,494	420,193
Office	386,025	406,508	425,743	482,505	488,515
Multifamily	432,546	368,519	387,468	335,662	355,240
Industrial	287,462	277,733	225,353	162,167	177,807
Other real estate	364,547	389,926	420,329	397,795	386,890
Total commercial real estate	2,264,103	2,279,909	2,259,902	2,183,715	2,222,982

Residential mortgage:
Permanent mortgage	1,133,191	1,150,321	1,151,168	1,151,176	1,153,269
Permanent mortgages guaranteed by U.S. government agencies	180,862	184,973	168,690	134,458	63,552
Home equity	646,835	635,167	592,038	582,363	560,500
Total residential mortgage	1,960,888	1,970,461	1,911,896	1,867,997	1,777,321

Consumer:
Indirect automobile	81,791	105,149	130,296	162,500	198,663
Other consumer	328,021	342,770	346,786	344,736	342,612
Total consumer	409,812	447,919	477,082	507,236	541,275

Total	$11,577,444	$11,269,743	$11,124,569	$10,737,544	$10,589,835

Outstanding commercial loan balances continued to grow in most geographic regions, increasing $371 million over December 31, 2011. Commercial real estate loans decreased $16 million during the first quarter of 2012. Residential mortgage loans decreased $9.6 million from December 31, 2011. Consumer loans decreased $38 million from December 31, 2011 primarily related to the continued runoff of indirect automobile loans related to the previously announced decision to curtail that business in favor of a customer-focused direct approach to consumer lending.

A breakdown of geographical market follows on Table 19 with discussion of changes in the balance by portfolio and geography. This breakdown may not always represent the location of the borrower or the collateral.

Table 19 – Loans by Principal Market
(In thousands)

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
Oklahoma:
Commercial	$2,953,637	$2,697,623	$2,807,979	$2,594,502	$2,618,045
Commercial real estate	667,503	600,703	624,990	619,201	661,254
Residential mortgage	1,436,766	1,429,069	1,366,953	1,309,110	1,219,237
Consumer	210,361	236,056	248,851	267,550	291,412
Total Oklahoma	5,268,267	4,963,451	5,048,773	4,790,363	4,789,948

Texas:
Commercial	2,304,162	2,214,462	2,069,117	2,003,847	1,916,270
Commercial real estate	812,209	830,831	741,984	711,906	687,817
Residential mortgage	259,173	266,050	273,025	282,934	283,925
Consumer	123,604	126,280	133,286	140,044	141,199
Total Texas	3,499,148	3,437,623	3,217,412	3,138,731	3,029,211

New Mexico:
Commercial	274,224	252,367	269,690	280,306	262,597
Commercial real estate	282,966	316,853	314,701	311,565	326,104
Residential mortgage	104,495	100,581	93,444	95,021	90,466
Consumer	18,185	18,519	18,142	18,536	19,242
Total New Mexico	679,870	688,320	695,977	705,428	698,409

Arkansas:
Commercial	74,364	86,111	89,262	74,677	75,889
Commercial real estate	129,980	127,687	124,393	121,286	124,875
Residential mortgage	13,778	14,511	14,428	13,939	14,114
Consumer	28,932	36,061	44,163	52,439	61,746
Total Arkansas	247,054	264,370	272,246	262,341	276,624

Colorado:
Commercial	555,703	559,127	508,222	515,829	514,100
Commercial real estate	143,753	153,855	188,659	167,414	172,416
Residential mortgage	60,527	64,437	65,327	66,985	67,975
Consumer	19,813	21,651	22,024	19,507	20,145
Total Colorado	779,796	799,070	784,232	769,735	774,636

Arizona:
Commercial	284,353	288,536	283,867	291,515	251,390
Commercial real estate	178,633	192,731	222,249	205,269	213,442
Residential mortgage	73,704	82,202	85,243	86,415	89,384
Consumer	5,381	5,505	6,625	6,772	5,266
Total Arizona	542,071	568,974	597,984	589,971	559,482

Kansas / Missouri:
Commercial	496,198	473,228	447,552	417,920	409,966
Commercial real estate	49,059	57,249	42,926	47,074	37,074
Residential mortgage	12,445	13,611	13,476	13,593	12,220
Consumer	3,536	3,847	3,991	2,388	2,265
Total Kansas / Missouri	561,238	547,935	507,945	480,975	461,525

Total BOK Financial loans	$11,577,444	$11,269,743	$11,124,569	$10,737,544	$10,589,835

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

Commercial loan growth was primarily concentrated in the energy and services sectors of the portfolio. Energy sector loans increased $191 million over December 31, 2011 primarily in the Oklahoma, Texas and Colorado markets. Service sector loans increased $136 million primarily in the Oklahoma market. Service sector loans also grew in the New Mexico and Texas markets mostly offset by a decrease in service sector loans in the Colorado market. In addition, wholesale/retail sector loans increased $40 million primarily in the Oklahoma, Texas and Kansas/Missouri markets. In addition, growth in manufacturing and wholesale/retail sector loans primarily in the Oklahoma market was partially offset by a decrease in other commercial and industrial loans primarily in the Arkansas, Texas and New Mexico markets.

The commercial sector of our loan portfolio is distributed as follows in Table 20.

Table 20 – Commercial Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total

Energy	$1,051,344	$854,569	$5,018	$246	$294,434	$–	$879	$2,206,490
Services	636,277	609,371	180,845	13,155	156,082	123,741	161,608	1,881,079
Wholesale/retail	407,943	385,269	51,547	24,631	19,218	74,367	39,805	1,002,780
Healthcare	582,417	250,736	10,776	5,674	64,118	45,384	28,331	987,436
Manufacturing	176,572	110,422	7,143	1,153	15,768	25,269	25,734	362,061
Integrated food services	15,803	7,269	–	29	1,848	–	184,693	209,642
Other commercial and industrial	83,281	86,526	18,895	29,476	4,235	15,592	55,148	293,153
Total commercial loans	$2,953,637	$2,304,162	$274,224	$74,364	$555,703	$284,353	$496,198	$6,942,641

Supporting the energy industry with loans to producers and other energy-related entities has been a hallmark of the Company since its founding and represents a large portion of our commercial loan portfolio. In addition, energy production and related industries have a significant impact on the economy in our primary markets. Loans collateralized by oil and gas properties are subject to a semi-annual engineering review by our internal staff of petroleum engineers. This review is utilized as the basis for developing the expected cash flows supporting the loan amount. The projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Loans are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current pricing levels and with existing conventional equipment and operating methods and costs. As part of our evaluation of credit quality, we analyze rigorous stress tests over a range of commodity prices and take proactive steps to mitigate risk when appropriate. Based on our most recent evaluation of changes in energy prices on our loan portfolio, a decrease in natural gas prices to $2.00 per MMBTUS in 2012 and oil prices to $55.00 per barrel in 2012 would not significantly impact the credit quality of our energy loan portfolio.

Energy loans totaled $2.2 billion or 19% of total loans. Unfunded energy loan commitments increased by $71 million to $2.0 billion at March 31, 2012. Energy loans to oil and gas producers totaled $1.9 billion, up $204 million over December 31, 2011. Approximately 53% of the committed production loans are secured by properties primarily producing oil and 47% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers engaged in wholesale or retail energy sales decreased $12 million to $157 million. Loans to borrowers that provide services to the energy industry totaled $93 million, essentially flat with December 31, 2011. Loans to borrowers that manufacture equipment primarily for the energy industry increased $11 million during the first quarter of 2012 to $35 million.

The services sector of the loan portfolio totaled $1.9 billion or 16% of total loans and consists of a large number of loans to a variety of businesses, including community foundations, communications, educational, gaming and transportation services.

Service sector loans increased $136 million over December 31, 2011. Approximately $1.1 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business. Loans in this sector may also be secured by personal guarantees of the owners or related parties.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At March 31, 2012, the outstanding principal balance of these loans totaled $2.2 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 20% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.

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

Commercial real estate loans totaled $2.3 billion or 20% of the loan portfolio at March 31, 2012. Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%. The outstanding balance of commercial real estate loans decreased $16 million during the first quarter of 2012. The commercial real estate sector of our loan portfolio is distributed as follows in Table 21.

 Table 21 – Commercial Real Estate Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Construction and land development	$111,700	$54,507	$58,132	$11,073	$49,878	$18,386	$8,032	$311,708
Retail	140,351	185,379	57,024	12,015	20,851	55,779	10,416	481,815
Office	96,299	159,734	73,783	12,565	11,337	32,246	61	386,025
Multifamily	135,241	160,137	21,676	63,377	22,323	18,261	11,531	432,546
Industrial	55,458	173,454	29,338	543	1,020	17,108	10,541	287,462
Other real estate	128,454	78,998	43,013	30,407	38,344	36,853	8,478	364,547
Total commercial real estate loans	$667,503	$812,209	$282,966	$129,980	$143,753	$178,633	$49,059	$2,264,103

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $16 million from December 31, 2011 to $312 million at March 31, 2012 primarily due to payments. In addition, $4.1 million of construction and land development loans were charged-off and $415 thousand were transferred to other real estate owned in the first quarter of 2012. This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed.

Loans secured by multifamily residential properties increased $64 million, primarily concentrated in the Texas and Colorado markets. Loans secured by retail properties decreased $28 million from December 31, 2011 due primarily to decreases in the Texas and Kansas/Missouri markets, partially offset by an increase in the Oklahoma market. Loans secured by other commercial real estate decreased $25 million from December 31, 2011, primarily in the New Mexico market. Loans secured by office buildings decreased $20 million during the first quarter, primarily in the Texas and Colorado markets, partially offset by an increase in the Oklahoma market.

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

Residential mortgage loans totaled $2.0 billion, down $9.6 million compared to December 31, 2011. In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

The majority of our permanent mortgage loan portfolio is primarily composed of various non-conforming mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals. The aggregate outstanding balance of loans in these programs is approximately $970 million at March 31, 2012. Jumbo loans may be fixed or variable rate and are fully amortizing. The size of jumbo loans exceeds maximums set under government sponsored entity standards. Otherwise jumbo loans generally conform to those standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%. Loan-to-value ratios (“LTV”) are tiered from 60% to 100%, depending on the market. Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain healthcare professionals. Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

Approximately $82 million or 7% of the non-guaranteed portion of the permanent mortgage loans at March 31, 2012 consist of first lien, fixed rate residential mortgage loans originated under various community development programs, down $2.5 million from December 31, 2011. These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation. However, these loans do have a higher risk of delinquency and losses in the event of default than traditional residential mortgage loans. The initial maximum LTV of loans in these programs was 103%.

At March 31, 2012, $181 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes $38 million of residential mortgage loans previously sold into GNMA mortgage pools. The Company may repurchase these loans when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. The remaining amount represents loans that the Company has repurchased from GNMA mortgage pools. Permanent residential mortgage loans guaranteed by U.S. government agencies decreased $4.1 million compared to December 31, 2011.

Home equity loans totaled $647 million at March 31, 2012, a $12 million increase over December 31, 2011. Approximately 40% of the home equity loan portfolio is comprised of junior lien loans and 60% of the home equity loans portfolio is comprised of first lien loans. Junior lien loans are distributed 75% to amortizing term loans and 25% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand.

Indirect automobile loans decreased $23 million from December 31, 2011, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach. Approximately $82 million of indirect automobile loans remain outstanding at March 31, 2012. Other consumer loans decreased $15 million during the first quarter of 2012.

The composition of residential mortgage and consumer loans at March 31, 2012 is as follows in Table 22. All permanent residential mortgage loans originated and serviced by our mortgage banking unit and retained within the consolidated group are attributed to the Oklahoma market. Other permanent residential mortgage loans originated by the Company subsidiary bank are attributed to their respective principal market.

Table 22 – Residential Mortgage and Consumer Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Residential mortgage:
Permanent mortgage	$859,954	$152,133	$10,196	$8,856	$36,628	$59,217	$6,207	$1,133,191
Permanent mortgages guaranteed by U.S. government agencies	180,862	–	–	–	–	–	–	180,862
Home equity	395,950	107,040	94,299	4,922	23,899	14,487	6,238	646,835
Total residential mortgage	$1,436,766	$259,173	$104,495	$13,778	$60,527	$73,704	$12,445	$1,960,888

Consumer:
Indirect automobile	$43,750	$14,098	$–	$23,943	$–	$–	$–	$81,791
Other consumer	166,611	109,506	18,185	4,989	19,813	5,381	3,536	328,021
Total consumer	$210,361	$123,604	$18,185	$28,932	$19,813	$5,381	$3,536	$409,812

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $6.0 billion and standby letters of credit which totaled $556 million at March 31, 2012. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $3.1 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at March 31, 2012.

As more fully described in Note 5 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At March 31, 2012, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $248 million, down from $259 million from December 31, 2011. Substantially all of these loans are to borrowers in our primary markets including $177 million to borrowers in Oklahoma, $22 million to borrowers in Arkansas, $15 million to borrowers in New Mexico, $14 million to borrowers in the Kansas/Missouri area and $12 million to borrowers in Texas.

Under certain conditions, we also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities. These obligation arise from standard representations and warranties made under contractual agreements. At March 31, 2012, we have unresolved deficiency requests from the agencies on 280 loans with an aggregate outstanding balance of $36 million. At December 31, 2011, we had unresolved deficiency requests from the agencies on 247 loans with an aggregate outstanding balance of $37 million. For all of 2012, 2011 and 2010 combined, 10% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. We repurchased 15 loans from the agencies during the first quarter of 2012 for $2.0 million and recognized minimal losses. At March 31, 2012, we have a $2.1 million accrual for credit losses related to potential loan repurchases under representations and warranties.

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

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This occurs if the credit standing of the customer or counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the customer or counterparty’s ability to provide margin collateral was impaired. Credit losses on customer derivatives reduce brokerage and trading revenue in the Consolidated Statement of Earnings.

Derivative contracts are carried at fair value. At March 31, 2012, the net fair value of derivative contracts reported as assets under these programs totaled $379 million, up from $287 million at December 31, 2011. Derivative contracts carried as assets included foreign exchange contracts with fair values of $190 million, energy contracts with fair values of $91 million and interest rate contracts with fair values of $90 million. The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $280 million.

At March 31, 2012, total derivative assets were reduced by $12 million of cash collateral received from counterparties and total derivative liabilities were reduced by $116 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2012 follows in Table 23.

Table 23 – Fair Value of Derivative Contracts
(In thousands)
Customers	$228,533
Banks and other financial institutions	135,373
Exchanges	5,097
Energy companies	10,273
Fair value of customer hedge asset derivative contracts, net	$379,276

At March 31, 2012, the largest exposure to a single counterparty, an energy customer, totaled $16 million. This amount was fully secured by cash and securities as of March 31, 2012.

Our aggregate gross exposure to all European banks totaled $7.4 million at March 31, 2012. In addition, $8.5 million is owed to us by MF Global which filed for bankruptcy protection on October 31, 2011 after partial distributions from the bankruptcy trustee. The remaining amount due was written down during the fourth quarter of 2011 to $6.8 million based on our evaluation of the amount we expect to recover.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $36.89 per barrel of oil would increase the fair value of derivative assets by $82 million. An increase in prices equivalent to $171.23 per barrel of oil would increase the fair value of derivative assets by $368 million as current prices move away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $42 million.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and accrual for off-balance sheet credit losses totaled $254 million or 2.20% of outstanding loans and 138% of nonaccruing loans at March 31, 2012. The allowance for loans losses was $244 million and the accrual for off-balance sheet credit losses was $10 million. The combined allowance for loan losses and accrual for off-balance sheet credit losses totaled $263 million or 2.33% of outstanding loans and 130% of nonaccruing loans at December 31, 2011. The allowance for loans losses was $253 million and the accrual for off-balance sheet credit losses was $9.3 million. The accrual for off-balance sheet losses for both March 31, 2012 and December 31, 2011 included $7.1 million related to an Oklahoma Supreme Court ruling that reversed a loan settlement agreement between the Company and the City of Tulsa. The refund of this settlement will increase future net charge-offs.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts. No provision for credit losses was recorded in the first quarter of 2012 based on a continued trend of declining charge-offs, reduced nonaccruing loans and improvement in other credit quality factors. A negative provision for credit losses of $15 million was recorded in the fourth quarter of 2011 and the provision for credit losses totaled $6.3 million in the first quarter of 2011.

Table 24 – Summary of Loan Loss Experience
(In thousands)
	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
Allowance for loan losses:
Beginning balance	$253,481	$271,456	$286,611	$289,549	$292,971
Loans charged off:
Commercial	2,934	4,099	5,083	3,302	2,352
Commercial real estate	6,725	3,365	2,335	3,380	6,893
Residential mortgage	1,786	4,375	3,403	3,381	2,948
Consumer	2,229	2,932	3,202	2,711	3,039
Total	13,674	14,771	14,023	12,774	15,232
Recoveries of loans previously charged off:
Commercial	1,946	2,316	1,404	2,187	1,571
Commercial real estate	1,312	1,220	911	306	343
Residential mortgage	411	715	283	254	1,082
Consumer	1,520	1,060	1,271	1,509	1,918
Total	5,189	5,311	3,869	4,256	4,914
Net loans charged off	8,485	9,460	10,154	8,518	10,318
Provision for (reduction of ) allowance for loan losses	(787)	(8,515)	(5,001)	5,580	6,896
Ending balance	$244,209	$253,481	$271,456	$286,611	$289,549
Allowance for off-balance sheet credit losses:
Beginning balance	$9,261	$15,746	$10,745	$13,625	$14,271
Provision for (reduction of) accrual for off-balance sheet credit losses	787	(6,485)	5,001	(2,880)	(646)
Ending balance	$10,048	$9,261	$15,746	$10,745	$13,625

Total provision for (reduction of ) allowance for credit losses	$–	$(15,000)	$–	$2,700	$6,250

Allowance for loan losses to loans outstanding at period-end	2.11%	2.25%	2.44%	2.67%	2.73%
Net charge-offs (annualized) to average loans	0.30	0.34	0.37	0.32	0.39
Total provision for (reduction of) allowance for credit losses (annualized) to average loans	–	(0.54)	–	0.10	0.23
Recoveries to gross charge-offs	37.95	35.96	27.59	33.32	32.26
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.15	0.14	0.25	0.18	0.24
Combined allowance for loan losses and accrual for off-balance sheet credit losses to loans outstanding at period-end	2.20	2.33	2.58	2.77	2.86

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

At March 31, 2012, impaired loans totaled $160 million, including $8.8 million of impaired loans with specific allowances of $2.3 million and $152 million with no specific allowances because the loan balances represent the amounts we expect to recover. At December 31, 2011, impaired loans totaled $176 million, including $22 million of impaired loans with specific allowances of $5.8 million and $155 million with no specific allowances.

General allowances for unimpaired loans are based on an estimated loss rate by loan class. Estimated loss rates for risk graded loans are either increased or decreased based on changes in risk grading for each loan class. Estimated loss rates for both risk graded and non-risk graded loans may be further adjusted for inherent risks identified for the given loan class which have not yet been captured in the loss rate.

The aggregate amount of general allowances for all unimpaired loans totaled $198 million at March 31, 2012 and $201 million at December 31, 2011. The decrease in the aggregate amount of general allowance for unimpaired loans was primarily due to the declining trend of charge-offs.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $44 million at March 31, 2012 and $46 million at December 31, 2011. At March 31, 2012 the nonspecific allowance includes consideration of the recent bankruptcy filing by a major employer in the Tulsa, Dallas/Ft. Worth and Kansas City markets. Although, we have no direct exposure, the secondary effect on employees, retirees, vendors, suppliers and other business partners could be significant. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio.

An allocation of the allowance for loan losses by loan category is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. These potential problem loans totaled $173 million at March 31, 2012. The composition of potential problem loans by loan class included: services - $39 million, construction and land development - $28 million, wholesale / retail - $23 million, other commercial real estate - $14 million, residential mortgage - $14 million, commercial real estate secured by office buildings - $12 million and manufacturing - $10 million. Potential problem loans totaled $161 million at December 31, 2011.

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

Net loans charged off during the first quarter of 2012 totaled $8.5 million compared to $9.5 million in the fourth quarter of 2011 and $10.3 million in the first quarter of 2011. The ratio of net loans charged off (annualized) to average outstanding loans was 0.30% for the first quarter of 2012 compared to 0.34% for the fourth quarter of 2011 and 0.39% for the first quarter of 2011. Net loans charged off in the first quarter of 2012 decreased $975 thousand compared to the previous quarter.

Net loans charged off by loan portfolio and principal market area during the first quarter of 2012 follow in Table 25.

Table 25 – Net Loans Charged Off
(In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total

Commercial	$633	$(47)	$64	$–	$(42)	$381	$(1)	$988
Commercial real estate	(426)	(62)	1,804	–	776	3,321	–	5,413
Residential mortgage	1,143	193	–	34	54	(122)	73	1,375
Consumer	304	200	20	29	98	43	15	709
Total net loans charged off	$1,654	$284	$1,888	$63	$886	$3,623	$87	$8,485

Net commercial loans charged off during the first quarter of 2012 decreased $795 thousand compared to fourth quarter of 2011 and were composed primarily of $1.0 million from the retail sector of the commercial loan portfolio in the Oklahoma market.

Net charge-offs of commercial real estate loans increased $3.3 million over the fourth quarter of 2011 and included $3.4 million of land and residential construction sector loans primarily in the Arizona, Colorado and New Mexico markets and $2.2 million of loans secured by other commercial real estate properties primarily in the Arizona market.

Residential mortgage net charge-offs were down $2.3 million compared to the fourth quarter of 2011. Consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, decreased $1.2 million compared to the previous quarter. All residential mortgage net charge-offs related to loans serviced by our mortgage company across our geographical footprint are attributed to the Oklahoma market.

Nonperforming Assets

Table 26 – Nonperforming Assets
(In thousands)
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2012	2011	2011	2011	2011
Nonaccrual loans:
Commercial	$61,750	$68,811	$83,736	$53,365	$57,449
Commercial real estate	86,475	99,193	110,048	110,363	125,504
Residential mortgage	27,462	29,767	31,731	31,693	37,824
Consumer	7,672	3,515	3,960	4,749	5,185
Total nonaccrual loans	183,359	201,286	229,475	200,170	225,962
Renegotiated loans2	36,764	32,893	30,477	22,261	21,705
Total nonperforming loans	220,123	234,179	259,952	222,431	247,667
Other nonperforming assets	115,790	122,753	127,943	129,026	131,420
Total nonperforming assets	$335,913	$356,932	$387,895	$351,457	$379,087
Nonaccrual loans by principal market:
Oklahoma	$64,097	$65,261	$73,794	$41,411	$49,585
Texas	29,745	28,083	29,783	32,385	34,404
New Mexico	15,029	15,297	17,242	17,244	17,510
Arkansas	18,066	23,450	26,831	24,842	29,769
Colorado	28,990	33,522	36,854	37,472	40,629
Arizona	27,397	35,673	44,929	43,307	54,065
Kansas / Missouri	35	–	42	3,509	–
Total nonaccrual loans	$183,359	$201,286	$229,475	$200,170	$225,962
Nonaccrual loans by loan portfolio sector:
Commercial:
Energy	$336	$336	$3,900	$345	$415
Manufacturing	23,402	23,051	27,691	4,366	4,545
Wholesale / retail	15,388	21,180	27,088	25,138	30,411
Integrated food services	–	–	–	–	6
Services	12,890	16,968	18,181	16,254	15,720
Healthcare	7,946	5,486	5,715	5,962	2,574
Other	1,788	1,790	1,161	1,300	3,778
Total commercial	61,750	68,811	83,736	53,365	57,449
Commercial real estate:
Land development and construction	52,416	61,874	72,207	76,265	90,707
Retail	6,193	6,863	6,492	4,642	5,276
Office	10,733	11,457	11,967	11,473	14,628
Multifamily	3,414	3,513	4,036	4,717	1,900
Other commercial real estate	13,719	15,486	15,346	13,266	12,993
Total commercial real estate	86,475	99,193	110,048	110,363	125,504
Residential mortgage:
Permanent mortgage	22,822	25,366	27,486	27,991	33,466
Home equity	4,640	4,401	4,245	3,702	4,358
Total residential mortgage	27,462	29,767	31,731	31,693	37,824
Consumer	7,672	3,515	3,960	4,749	5,185
Total nonaccrual loans	$183,359	$201,286	$229,475	$200,170	$225,962
Ratios:
Allowance for loan losses to nonaccruing loans	133.19%	125.93%	118.29%	143.18%	128.14%
Nonaccruing loans to period-end loans	1.58%	1.79%	2.06%	1.86%	2.13%
Accruing loans 90 days or more past due1	$6,140	$2,496	$1,401	$2,341	$8,043

1Excludes residential mortgages guaranteed by agencies of the U.S. Government.
2Includes residential mortgages guaranteed by agencies of the U.S. Government. These loans have been modified to extend payment terms and/or reduce interest rates.	$32,770	28,974	26,670	18,716	18,304

Nonperforming assets decreased $21 million during the first quarter of 2012 to $336 million or 2.87% of outstanding loans and repossessed assets at March 31, 2012. Nonaccruing loans totaled $183 million, renegotiated residential mortgage loans totaled $37 million (composed primarily of $33 million of residential mortgage loans guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $116 million. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

Loans are classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. As more fully discussed in Note 4 to the Consolidated Financial Statements, we may modify nonaccruing commercial and commercial real estate loans in troubled debt restructurings. Modifications may include extension of payment terms and rate concessions. We do not forgive principal or accrued but unpaid interest. We may also renew matured nonaccruing loans. Nonaccruing loans, including those renewed or modified in troubled debt restructurings, are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of available cash resources and collateral value. Nonaccruing loans generally remain on nonaccrual status until full collection of principal and interest in accordance with the original terms, including principal previously charged off, is probable.

We generally do not modify consumer loans to troubled borrowers.

Renegotiated loans represent accruing residential mortgage loans modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. No unpaid principal or interest is forgiven. We do not initiate foreclosure on residential mortgage loans with pending modifications. Interest continues to accrue based on the modified terms of the loan. If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loan is placed on nonaccrual status and included in nonaccrual loans. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. agency guidelines.

A rollforward of nonperforming assets for the first quarter of 2012 follows in Table 27.

Table 27 – Rollforward of Nonperforming Assets
(In thousands)
	For the Three Months Ended March 31, 2012
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2011	$201,286	$32,893	$122,753	$356,932
Additions	21,096	6,828	–	27,924
Payments	(19,569)	(342)	–	(19,911)
Charge-offs	(13,674)	–	–	(13,674)
Net write-downs and losses	–	–	(520)	(520)
Foreclosure of nonaccruing loans	(8,293)	–	8,293	–
Foreclosure of loans guaranteed by U.S. government agencies	–	–	17,748	17,748
Proceeds from sales	–	(2,699)	(33,432)	(36,131)
Net transfers from nonaccruing loans	(182)	182	–	–
Other, net	2,695	(98)	948	3,545
Balance, March 31, 2012	$183,359	$36,764	$115,790	$335,913

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During the first quarter of 2012, $18 million of properties guaranteed by U.S. government agencies were foreclosed on. In addition, Proceeds from sales above include $15 million of properties conveyed to the applicable U.S. government agencies during the first quarter.

Nonaccruing loans totaled $183 million or 1.58% of outstanding loans at March 31, 2012 compared to $201 million or 1.79% of outstanding loans at December 31, 2011. Nonaccruing loans decreased $18 million from December 31, 2011 primarily due to $20 million of payments, $14 million of charge-offs and $8.3 million of foreclosures. Newly identified nonaccruing loans totaled $21 million for the first quarter of 2012.

The distribution of nonaccruing loans among our various markets follows in Table 28.

Table 28 – Nonaccruing Loans by Principal Market
(Dollars In thousands)
	March 31, 2012		December 31, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$64,097	1.22%	$65,261	1.31%	$(1,164)	(9	) bp
Texas	29,745	0.85	28,083	0.82	1,662	3
New Mexico	15,029	2.21	15,297	2.22	(268)	(1)
Arkansas	18,066	7.31	23,450	8.87	(5,384)	(156)
Colorado	28,990	3.72	33,522	4.20	(4,532)	(48)
Arizona	27,397	5.05	35,673	6.27	(8,276)	(122)
Kansas / Missouri	35	–	–	–	35	–
Total	$183,359	1.58%	$201,286	1.79%	$(17,927)	(21	) bp

Nonaccruing loans in the Oklahoma market are primarily composed of $22 million of manufacturing sector loans, $20 million of permanent residential mortgage loans and $16 million of commercial real estate loans. All residential loans originated and serviced by our mortgage company across our geographical footprint are attributed to the Oklahoma market. Nonaccruing loans in the Arizona and Colorado markets consisted primarily of commercial real estate loans. Nonaccruing loans attributed to the Texas market included $10 million of commercial real estate loans, $4.6 million of healthcare sector loans, $4.1 million of residential mortgage loans, and $3.4 million of service sector loans. Nonaccruing loans attributed to the Colorado market are primarily composed of commercial real estate loans. Nonaccruing loans attributed to the Arizona market are primarily composed of $19 million of commercial real estate loans and $4.7 million of service sector loans.

Commercial

Nonaccruing commercial loans totaled $62 million or 0.89% of total commercial loans at March 31, 2012, down from $69 million or 1.05% of total commercial loans at December 31, 2011. At March 31, 2012, nonaccruing commercial loans were primarily composed of $23 million or 6.46% of total manufacturing sector loans, $15 million or 1.53% of total wholesale/retail sector loans and $13 million or 0.69% of total services sector loans. Nonaccruing manufacturing sector loans were primarily composed of a single customer in the Oklahoma market totaling $21 million at March 31, 2012 and $16 million at December 31, 2011. Nonaccruing wholesale/retail sector loans were primarily composed of a single customer relationship in the Arkansas market totaling $11 million at March 31, 2012 and $16 million at December 31, 2011.

Nonaccruing commercial loans decreased $7.1 million during the first quarter primarily due to $11 million of payments and $2.9 million of charge-offs, partially offset by $6.9 million of newly identified nonaccruing commercial loans.

The distribution of nonaccruing commercial loans among our various markets was as follows in Table 29.

Table 29 – Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)
	March 31, 2012		December 31, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$26,456	0.90%	$26,722	0.99%	$(266)	(9	) bp
Texas	11,751	0.51	12,037	0.54	(286)	(3)
New Mexico	2,854	1.04	3,056	1.21	(202)	(17)
Arkansas	11,369	15.29	16,648	19.33	(5,279)	(404)
Colorado	3,037	0.55	3,446	0.62	(409)	(7)
Arizona	6,283	2.21	6,902	2.39	(619)	(18)
Kansas / Missouri	–	–	–	–	–	–
Total commercial	$61,750	0.89%	$68,811	1.05%	$(7,061)	(16	) bp

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $86 million or 3.82% of outstanding commercial real estate loans at March 31, 2012 compared to $99 million or 4.35% of outstanding commercial real estate loans at December 31, 2011. Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans. Nonaccruing commercial real estate loans were down $12.7 million compared to the prior quarter. Newly identified nonaccruing commercial real estate loans totaled $2.8 million, offset by $8.4 million of cash payments received, $6.7 million of charge-offs and $1.3 million of foreclosures. The distribution of our nonaccruing commercial real estate loans among our geographic markets follows in Table 30.

Table 30 – Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)
	March 31, 2012		December 31, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$15,519	2.32%	$15,475	2.58%	$44	(26	) bp
Texas	9,914	1.22	11,491	1.38	(1,577)	(16	) bp
New Mexico	10,651	3.76	10,590	3.34	61	42	bp
Arkansas	5,588	4.30	5,638	4.42	(50)	(12	) bp
Colorado	25,780	17.93	29,899	19.43	(4,119)	(150	) bp
Arizona	19,023	10.65	26,100	13.54	(7,077)	(289	) bp
Kansas / Missouri	–	–	–	–	–	–
Total commercial real estate	$86,475	3.82%	$99,193	4.35%	$(12,718)	(53	) bp

Nonaccruing commercial real estate loans were primarily concentrated in the Arizona and Colorado markets. Nonaccruing commercial real estate loans attributed to the Colorado market consist primarily of nonaccruing residential construction and land development loans. Nonaccruing commercial real estate loans attributed to the Arizona market consist primarily of $7.6 million of other commercial real estate loans, $6.8 million nonaccruing residential construction and land development loans, and $3.4 million of loans secured by office buildings.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $27 million or 1.40% of outstanding residential mortgage loans at March 31, 2012 compared to $30 million or 1.51% of outstanding residential mortgage loans at December 31, 2011. Newly identified nonaccrual residential mortgage loans totaled $4.8 million, offset by $1.8 million of loans charged off and $4.5 million of foreclosures during the quarter. Nonaccruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $23 million or 1.74% of outstanding permanent residential mortgage loans at March 31, 2012. Nonaccruing home equity loans continued to perform well with only $4.6 million or 0.72% of total home equity loans in nonaccrual status.

Payments on accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans that are past due but still accruing interest is included the following Table 31. Principally all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due decreased $5.5 million to $15 million at March 31, 2012. Consumer loans past due 30 to 89 days decreased $3.2 million from December 31, 2011. Residential mortgage loans past due 90 days or more decreased $589 thousand in the first quarter. Consumer loans past due 90 days or more increased $13 thousand in the first quarter of 2012.

Table 31 – Residential Mortgage and Consumer Loans Past Due
(In thousands)
	March 31, 2012		December 31, 2011
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days

Residential mortgage:
Permanent mortgage1	$54	$12,705	$601	$17,259
Home equity	–	2,087	42	3,036
Total residential mortgage	$54	$14,792	$643	$20,295

Consumer:
Indirect automobile	$–	$2,231	$29	$4,581
Other consumer	42	1,467	–	2,286
Total consumer	$42	$3,698	$29	$6,867
1	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $116 million at March 31, 2012, a $7.0 million decrease from December 31, 2011. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 32 following.

Table 32 – Real Estate and Other Repossessed Assets by Principal Market
 (In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
Developed commercial real estate properties	$2,356	$7,522	$2,433	$1,498	$4,186	$14,901	$425	$3,060	$36,381
1-4 family residential properties	5,965	4,296	2,786	2,474	1,175	2,602	569	2,039	21,906
1-4 family residential properties guaranteed by U.S. government agencies	4,955	1,812	214	846	9,378	516	1,872	428	20,021
Undeveloped land	361	4,808	2,903	149	242	5,980	4,515	–	18,958
Residential land development properties	840	5,305	2,305	92	–	8,253	174	–	16,969
Oil and gas properties	–	734	–	–	–	–	–	–	734
Vehicles	150	77	–	91	–	–	–	–	318
Construction equipment	–	–	–	–	–	–	317	–	317
Multifamily residential properties	–	–	–		–	153	–	–	153
Other	–	–	–	–	–	–	–	33	33
Total real estate and other repossessed assets	$14,627	$24,554	$10,641	$5,150	$14,981	$32,405	$7,872	$5,560	$115,790

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the first quarter of 2012, approximately 73% of our funding was provided by deposit accounts, 10% from borrowed funds, 2% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the first quarter of 2012 totaled $18.7 billion and represented approximately 73% of total liabilities and capital compared with $18.6 billion and 72% of total liabilities and capital for the fourth quarter of 2011. Average deposits increased $85 million over the fourth quarter of 2011. Average demand deposits increased $259 million due primarily to a $243 million increase in commercial demand deposits from energy and commercial and industrial customers. Average interest-bearing transaction deposit accounts increased $43 million. Increases in Consumer Banking deposits and Commercial Banking deposits were partially offset by a decrease in Wealth Management deposits. Average time deposits were down $239 million compared to the fourth quarter of 2011. Average commercial deposit balances increased $244 million primarily due to a $145 million increase in average deposits attributable to our energy customers and a $134 million increase in average deposits attributable to our treasury services customers. Commercial customers continue to retain large cash reserves primarily due to continued economic uncertainty.

Brokered deposits, which are included in time deposits, averaged $62 million for the first quarter of 2012, a $57 million decrease compared to the fourth quarter of 2011.

The distribution of our period-end deposit account balances among principal markets follows in Table 33.

Table 33 – Period-end Deposits by Principal Market Area
(In thousands)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
Oklahoma:
Demand	$3,445,424	$3,223,201	$2,953,410	$2,486,671	$2,420,210
Interest-bearing:
Transaction	5,889,625	6,050,986	6,038,770	5,916,784	6,068,304
Savings	148,556	126,763	122,829	120,278	120,020
Time	1,370,868	1,450,571	1,489,486	1,462,137	1,465,506
Total interest-bearing	7,409,049	7,628,320	7,651,085	7,499,199	7,653,830
Total Oklahoma	10,854,473	10,851,521	10,604,495	9,985,870	10,074,040

Texas:
Demand	1,876,133	1,808,491	1,710,315	1,528,772	1,405,892
Interest-bearing:
Transaction	1,734,655	1,940,819	1,820,116	1,741,176	1,977,850
Savings	50,331	45,872	42,272	42,185	40,313
Time	789,860	867,664	938,200	992,366	1,015,754
Total interest-bearing	2,574,846	2,854,355	2,800,588	2,775,727	3,033,917
Total Texas	4,450,979	4,662,846	4,510,903	4,304,499	4,439,809

New Mexico:
Demand	333,707	319,269	325,612	299,305	282,708
Interest-bearing:
Transaction	503,015	491,068	480,816	483,026	498,355
Savings	32,688	27,487	26,127	24,613	24,455
Time	392,234	410,722	431,436	449,618	453,580
Total interest-bearing	927,937	929,277	938,379	957,257	976,390
Total New Mexico	1,261,644	1,248,546	1,263,991	1,256,562	1,259,098

Arkansas:
Demand	22,843	18,513	21,809	17,452	15,144
Interest-bearing:
Transaction	151,708	131,181	181,486	138,954	130,613
Savings	2,358	1,727	1,735	1,673	1,514
Time	54,157	61,329	74,163	82,112	94,889
Total interest-bearing	208,223	194,237	257,384	222,739	227,016
Total Arkansas	231,066	212,750	279,193	240,191	242,160

Colorado:
Demand	311,057	272,565	217,394	196,915	197,579
Interest-bearing:
Transaction	476,718	511,993	520,743	509,738	528,948
Savings	23,409	22,771	22,599	21,406	21,655
Time	498,124	523,969	547,481	563,642	546,586
Total interest-bearing	998,251	1,058,733	1,090,823	1,094,786	1,097,189
Total Colorado	1,309,308	1,331,298	1,308,217	1,291,701	1,294,768

Arizona:
Demand	131,539	106,741	138,971	150,194	106,880
Interest-bearing:
Transaction	95,010	104,961	101,933	107,961	102,089
Savings	1,772	1,192	1,366	1,364	984
Time	34,199	37,641	40,007	44,619	50,060
Total interest-bearing	130,981	143,794	143,306	153,944	153,133
Total Arizona	262,520	250,535	282,277	304,138	260,013

Kansas / Missouri:
Demand	68,469	51,004	46,773	46,668	28,774
Interest-bearing:
Transaction	57,666	123,449	108,973	115,684	222,705
Savings	505	545	503	358	323
Time	26,657	30,086	33,697	40,206	51,236
Total interest-bearing	84,828	154,080	143,173	156,248	274,264
Total Kansas / Missouri	153,297	205,084	189,946	202,916	303,038
Total BOK Financial deposits	$18,523,287	$18,762,580	$18,439,022	$17,585,877	$17,872,926

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of federal funds purchased totaled $319 million at March 31, 2012. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Banks of Topeka averaged $8.3 million during the quarter.

At March 31, 2012, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $7.7 billion.

Table 34 – Other borrowings
 (In thousands)
		For the three months ended March 31, 2012				For the three months ended December 31, 2011
				Maximum				Maximum
		Average		Outstanding		Average		Outstanding
	As of	Balance		At Any Month	As of	Balance		At Any Month
	March 31,	During the		End During	Dec. 31,	During the		End During
	2012	Quarter	Rate	the Quarter	2011	Quarter	Rate	the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$–	$–	–%	$–	$–	$6,861	–%	$7,217
Other	–	–	–	–	–	232	–	1,546
Total Parent Company and other Non-Bank Subsidiaries	–	–			–	7,093

Subsidiary Bank:,
Funds purchased	1,784,940	1,337,614	0.09	1,784,940	1,063,318	1,046,114	0.07	1,706,893
Repurchase agreements	1,162,546	1,183,778	0.10	1,272,151	1,233,064	1,096,615	0.12	1,393,237
Federal Home Loan Bank advances	155,087	8,296	0.03	155,087	4,837	45,110	0.38	201,674
Subordinated debentures	394,760	397,440	5.67	398,897	398,881	398,790	5.74	398,881
GNMA repurchase liability	37,504	48,012	7.07	47,840	53,082	56,142	5.79	118,595
Other	16,640	16,603	4.65	16,640	16,566	28,777	3.23	45,366
Total Subsidiary Bank	3,551,477	2,991,743	0.81		2,769,748	2,671,548	1.06

Total Other Borrowings	$3,551,477	$2,991,743	0.81%		$2,769,748	$2,678,641	1.07%

Parent Company

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2012, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $61 million of dividends without regulatory approval. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.50% based upon the Company’s option. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 7, 2012. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at March 31, 2012 and the Company met all of the covenants.

Our equity capital at March 31, 2012 was $2.8 billion, up $84 million over December 31, 2011. Net income less cash dividend paid increased equity $61 million during the first quarter of 2012. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012 our Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made in the open market or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of March 31, 2012, the Company has repurchased 1,691,398 shares for $84 million under a previously approved authorization, including 345,300 shares repurchased for $18 million in the first quarter of 2012.

BOK Financial and the subsidiary bank are subject to various capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a material impact on operations. These capital requirements include quantitative measures of assets, liabilities, and off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators.

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Company’s banking subsidiary exceeded the regulatory definitions of well capitalized. The capital ratios for BOK Financial on a consolidated basis are presented in Table 35.

Table 35 – Capital Ratios
	Well Capitalized	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	Minimums	2012	2011	2011	2011	2011

Average total equity to average assets	–	11.11%	10.81%	11.12%	11.05%	10.80%
Tangible common equity ratio	–	9.75	9.56	9.65	9.71	9.54
Tier 1 common equity ratio	–	12.83	13.06	12.93	13.15	12.84
Risk-based capital:
Tier 1 capital	6.00%	13.03	13.27	13.14	13.30	12.97
Total capital	10.00	16.16	16.49	16.55	16.80	16.48
Leverage	5.00	9.35	9.15	9.37	9.29	9.14

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

In accordance with the Dodd-Frank Act, the Federal Reserve must publish regulations that require bank holding companies with $10 billion to $50 billion in assets to perform annual capital stress tests. We expect to be subject to such regulations when they are finalized and effective. The resulting capital stress test process may place constraints on capital distributions or increases in required regulatory capital under certain circumstances.

Table 36 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 36 – Non-GAAP Measures
(Dollars in thousands)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2012	2011	2011	2011	2011

Tangible common equity ratio:
Total shareholders' equity	$2,834,419	$2,750,468	$2,732,592	$2,667,717	$2,576,133
Less: Goodwill and intangible assets, net	345,246	345,820	346,716	347,611	348,507
Tangible common equity	2,489,173	2,404,648	2,385,876	2,320,106	2,227,626
Total assets	25,884,173	25,493,946	25,066,265	24,238,182	23,701,023
Less: Goodwill and intangible assets, net	345,246	345,820	346,716	347,611	348,507
Tangible assets	$25,538,927	$25,148,126	$24,719,549	$23,890,571	$23,352,516
Tangible common equity ratio	9.75%	9.56%	9.65%	9.71%	9.54%

Tier 1 common equity ratio:
Tier 1 capital	$2,344,779	$2,295,061	$2,247,576	$2,188,199	$2,129,998
Less: Non-controlling interest	35,982	36,184	34,958	24,457	21,555
Tier 1 common equity	2,308,797	2,258,877	2,212,618	2,163,742	2,108,443
Risk weighted assets	$17,993,379	$17,291,105	$17,106,533	$16,452,305	$16,416,387
Tier 1 common equity ratio	12.83%	13.06%	12.93%	13.15%	12.84%

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

Table 37 – Interest Rate Sensitivity
(Dollars in thousands)
	200 bp Increase		50 bp Decrease
	2012	2011	2012	2011
Anticipated impact over the next twelve months on net interest revenue	$23,635	$(426)	$(24,418)	$(10,292	),
	3.46%	(0.06)%	(3.57)%	(1.4)%

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

Management uses a Value at Risk (“VAR”) methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.3 million. At March 31, 2012, the VAR was $3.0 million. The greatest value at risk during the first quarter of 2012 was $3.8 million.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended March 31,
Interest revenue	2012	2011
Loans	$126,983	$123,740
Residential mortgage loans held for sale	1,768	1,339
Trading securities	300	414
Taxable securities	4,434	2,345
Tax-exempt securities	977	1,396
Total investment securities	5,411	3,741
Taxable securities	59,656	69,014
Tax-exempt securities	601	607
Total available for sale securities	60,257	69,621
Fair value option securities	3,487	3,230
Funds sold and resell agreements	2	4
Total interest revenue	198,208	202,089
Interest expense
Deposits	17,498	24,042
Borrowed funds	1,589	1,831
Subordinated debentures	5,552	5,577
Total interest expense	24,639	31,450
Net interest revenue	173,569	170,639
Provision for credit losses	–	6,250
Net interest revenue after provision for credit losses	173,569	164,389
Other operating revenue
Brokerage and trading revenue	31,111	25,376
Transaction card revenue	25,430	28,445
Trust fees and commissions	18,438	18,422
Deposit service charges and fees	24,379	22,480
Mortgage banking revenue	33,078	17,356
Bank-owned life insurance	2,871	2,863
Other revenue	9,027	8,332
Total fees and commissions	144,334	123,274
Loss on sales of assets, net	(356)	(68)
Loss on derivatives, net	(2,473)	(2,413)
Loss on fair value option securities, net	(1,733)	(3,518)
Gain on available for sale securities, net	4,331	4,902
Total other-than-temporary impairment losses	(505)	–
Portion of loss reclassified from other comprehensive income	(3,217)	(4,599)
Net impairment losses recognized in earnings	(3,722)	(4,599)
Total other operating revenue	140,381	117,578
Other operating expense
Personnel	114,769	99,994
Business promotion	4,388	4,624
Professional fees and services	7,599	7,458
Net occupancy and equipment	16,023	15,604
Insurance	3,866	6,186
Data processing and communications	22,144	22,503
Printing, postage and supplies	3,311	3,082
Net losses and expenses of repossessed assets	2,245	6,015
Amortization of intangible assets	575	896
Mortgage banking costs	7,573	6,471
Change in fair value of mortgage servicing rights	(7,127)	(3,129)
Other expense	9,871	8,745
Total other operating expense	185,237	178,449
Income before taxes	128,713	103,518
Federal and state income tax	45,520	38,752
Net income	83,193	64,766
Net loss attributable to non-controlling interest	(422)	(8)
Net income attributable to BOK Financial Corp. shareholders	$83,615	$64,774
Earnings per share:
Basic	$1.22	$0.95
Diluted	$1.22	$0.94
Average shares used in computation:
Basic	67,665,300	67,901,722
Diluted	67,941,895	68,176,527
Dividends declared per share	$0.33	$0.25

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended March 31,
	2012	2011
Net income	$83,193	$64,766
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	55,435	1,441
Other –than-temporary impairment losses recognized in earnings	3,722	4,599
Reclassification adjustment for net (gains) losses realized and included in earnings	(1,788)	(4,819)
Amortization of unrealized gain on investment securities transferred from available for sale	(4,279)	–
Other comprehensive income before income taxes	53,090	1,221
Income tax expense	20,651	747
Other comprehensive income, net of income taxes	32,439	474
Comprehensive income	115,632	65,240
Comprehensive income (loss) attributable to non-controlling interests	(422)	(8)
Comprehensive income attributed to BOK Financial Corp. shareholders	$116,054	$65,248

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands except share data)
	March 31,	Dec. 31,	March 31,
	2012	2011	2011
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$691,697	$976,191	$805,928
Funds sold and resell agreements	14,609	10,174	2,462
Trading securities	128,376	76,800	80,719
Investment securities (fair value: March 31, 2012 – $451,443; December 31, 2011 – $462,657; March 31, 2011 – $355,052)	427,259	439,236	343,401
Available for sale securities	10,186,597	10,179,365	9,665,901
Fair value option securities	347,952	651,226	326,624
Residential mortgage loans held for sale	247,039	188,125	127,119
Loans	11,577,444	11,269,743	10,589,835
Less allowance for loan losses	(244,209)	(253,481)	(289,549)
Loans, net of allowance	11,333,235	11,016,262	10,300,286
Premises and equipment, net	263,579	262,735	265,532
Receivables	138,325	123,257	113,060
Goodwill	335,601	335,601	335,601
Intangible assets, net	9,645	10,219	12,906
Mortgage servicing rights, net	98,138	86,783	120,345
Real estate and other repossessed assets	115,790	122,753	131,420
Bankers’ acceptances	3,493	1,881	1,884
Derivative contracts	384,996	293,859	245,124
Cash surrender value of bank-owned life insurance	266,227	263,318	258,322
Receivable on unsettled securities trades	511,288	75,151	242,828
Other assets	380,327	381,010	321,561
Total assets	$25,884,173	$25,493,946	$23,701,023

Noninterest-bearing demand deposits	$6,189,172	$5,799,785	$4,457,187
Interest-bearing deposits:
Transaction	8,908,397	9,354,456	9,528,864
Savings	259,619	226,357	209,264
Time	3,166,099	3,381,982	3,677,611
Total deposits	18,523,287	18,762,580	17,872,926
Funds purchased	1,784,940	1,063,318	466,749
Repurchase agreements	1,162,546	1,233,064	1,006,051
Other borrowings	209,230	74,485	36,864
Subordinated debentures	394,760	398,881	398,744
Accrued interest, taxes and expense	180,840	149,508	135,486
Bankers’ acceptances	3,493	1,881	1,884
Due on unsettled securities trades	305,166	653,371	843,904
Derivative contracts	305,290	236,522	156,038
Other liabilities	144,220	133,684	184,689
Total liabilities	23,013,772	22,707,294	21,103,335
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2012 – 71,902,099; December 31, 2011 – 71,533,354; March 31, 2011 – 71,073,780)	4	4	4
Capital surplus	829,991	818,817	790,852
Retained earnings	2,014,599	1,953,332	1,791,698
Treasury stock (shares at cost: March 31, 2012 – 3,785,206; December 31, 2011 – 3,380,310; March 31, 2011 – 2,635,358)	(171,593)	(150,664)	(114,734)
Accumulated other comprehensive income	161,418	128,979	108,313
Total shareholders’ equity	2,834,419	2,750,468	2,576,133
Non-controlling interest	35,982	36,184	21,555
Total equity	2,870,401	2,786,652	2,597,688
Total liabilities and equity	$25,884,173	$25,493,964	$23,701,023
See accompanying notes to consolidated financial statements.

                 Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)
			Accumulated
	Common Stock		Other Comprehensive	Capital	Retained	Treasury Stock		Total Shareholders’	Non- Controlling	Total
	Shares	Amount	Income	Surplus	Earnings	Shares	Amount	Equity	Interest	Equity

Balance at December 31, 2010	70,816	$4	$107,839	$782,805	$1,743,880	2,608	$(112,802)	$2,521,726	$22,152	$2,543,878
Comprehensive income:
Net income (loss)	–	–	–	–	64,774	–	–	64,774	(8)	64,766
Other comprehensive income	–	–	474	–	–	–	–	474	–	474
Exercise of stock options	258	–	–	4,887	–	27	(1,932)	2,955	–	2,955
Tax benefit on exercise of stock options	–	–	–	545	–	–	–	545	–	545
Stock-based compensation	–	–	–	2,615	–	–	–	2,615	–	2,615
Cash dividends on common stock	–	–	–	–	(16,956)	–	–	(16,956)	–	(16,956)
Capital calls and distributions, net	–	–	–	–	–	–	–	–	(589)	(589)
Balances at March 31, 2011	71,074	$4	$108,313	$790,852	$1,791,698	2,635	$(114,734)	$2,576,133	$21,555	$2,597,688

Balance at December 31, 2011	71,533	$4	$128,979	$818,817	$1,953,332	3,380	$(150,664)	$2,750,468	$36,184	$2,786,652
Comprehensive income:
Net income	–	–	–	–	83,615	–	–	83,615	(422)	83,193
Other comprehensive income	–	–	32,439	–	–	–	–	32,439	–	32,439
Treasury stock purchases	–	–	–	–	–	345	(18,432)	(18,432)	–	(18,432)
Exercise of stock options	369	–	–	9,598	–	60	(2,497)	7,101	–	7,101
Tax benefit on exercise of stock options, net	–	–	–	(428)	–	–	–	(428)	–	(428)
Stock-based compensation	–	–	–	2,004	–	–	–	2,004	–	2,004
Cash dividends on common stock	–	–	–	–	(22,348)	–	–	(22,348)	–	(22,348)
Capital calls and distributions, net	–	–	–	–	–	–	–	–	220	220
Balances at March 31, 2012	71,902	$4	$161,418	$829,991	$2,014,599	3,785	$(171,593)	$2,834,419	$35,982	$2,870,401

                    See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$83,193	$64,766
Adjustments to reconcile net income before non-controlling interest to net cash provided by operating activities:
Provision for credit losses	–	6,250
Change in fair value of mortgage servicing rights	(7,127)	(3,129)
Unrealized (gains) losses from derivatives	(4,874)	7,694
Tax benefit on exercise of stock options	428	(545)
Change in bank-owned life insurance	(2,871)	(2,863)
Stock-based compensation	2,004	2,615
Depreciation and amortization	12,326	12,369
Net amortization of securities discounts and premiums	23,850	24,098
Net realized gains on financial instruments and other assets	(18,313)	(9,722)
Mortgage loans originated for sale	(747,435)	(418,754)
Proceeds from sale of mortgage loans held for sale	711,602	562,576
Capitalized mortgage servicing rights	(8,372)	(4,969)
Change in trading and fair value option securities	250,562	76,145
Change in receivables	(18,487)	35,880
Change in other assets	(1,720)	9,391
Change in accrued interest, taxes and expense	31,332	1,379
Change in other liabilities	10,787	(4,838)
Net cash provided by operating activities	316,885	358,343
Cash Flows From Investing Activities:
Proceeds from maturities of investment securities	12,083	3,610
Proceeds from maturities or redemptions of available for sale securities	1,374,819	738,921
Purchases of investment securities	(146)	(7,495)
Purchases of available for sale securities	(2,346,849)	(1,939,500)
Proceeds from sales of available for sale securities	991,941	793,152
Change in amount receivable on unsettled securities transactions	(436,137)	(107,769)
Loans originated net of principal collected	(319,043)	21,873
Net payments on derivative asset contracts	(116,683)	(65,861)
Proceeds from disposition of assets	38,761	15,233
Purchases of assets	(31,799)	(7,443)
Net cash used in investing activities	(833,053)	(555,279)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(23,410)	525,422
Net change in time deposits	(215,883)	168,603
Net change in other borrowings	762,665	(1,607,694)
Net payments or proceeds on derivative liability contracts	110,679	64,182
Net change in derivative margin accounts	(15,630)	(84,614)
Change in amount due on unsettled security transactions	(348,205)	683,479
Issuance of common and treasury stock, net	7,101	2,955
Tax benefit on exercise of stock options	(428)	545
Repurchase of common stock	(18,432)	–
Dividends paid	(22,348)	(16,956)
Net cash provided by (used in) financing activities	236,109	(264,078)
Net decrease in cash and cash equivalents	(280,059)	(461,014)
Cash and cash equivalents at beginning of period	986,365	1,269,404
Cash and cash equivalents at end of period	$706,306	$808,390

Cash paid for interest	$17,817	$26,239
Cash paid for taxes	$3,765	$9,265
Net loans and bank premises transferred to repossessed real estate and other assets	$26,041	$21,010
Increase (decrease) in U.S. government guaranteed loans eligible for repurchase	$23,184	$(8,833)
Increase in receivables from conveyance of other real estate owned guaranteed by U.S. government agencies	$18,425	$17,419

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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOSC, Inc. and Cavanal Hill Investment Management Inc. Operating divisions of the Bank include Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Oklahoma, Bank of Texas, Colorado State Bank and Trust, Bank of Kansas City and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial’s 2011 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2011 have been derived from the audited financial statements included in BOK Financial’s 2011 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2012 is not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”)

On April 29, 2011, the FASB issued ASU 2011-03 that eliminates the collateral maintenance requirement under GAAP for entities to consider in determining whether a transfer of financial assets subject to a repurchase agreement is accounted for as a sale or as a secured borrowing. ASU 2011-03 was effective for the Company January 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04’)

On May 12, 2011, the FASB issued ASU 2011-04 to provide clarified and converged guidance on fair value measurement and expand disclosures concerning fair value measurements. ASU 2011-04 is largely consistent with the existing fair value measurement principles contained in ASC 820, Fair Value Measurement. ASU 2011-04 was effective for the Company January 1, 2012.

FASB Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”)

On June 16, 2011 the FASB issued ASU 2011-05 which revises the manner in which entities present comprehensive income in their financial statements by removing the presentation option in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 was effective for the Company January 1, 2012.

FASB Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)

On December 16, 2011, the FASB issued ASU 2011-11 which contains new disclosure requirements regarding the nature of an entity right of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are anticipated to facilitate comparison between financial statements prepared under generally accepted accounting principles in the United States of America and financial statements prepared under International Financial Reporting Standards by providing information about gross and net exposures. The new disclosure requirements are effective for interim and annual reporting periods beginning on or after January 1, 2013.

FASB Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards No. 2011-05 (“ASU 2011-12”)

On December 23, 2011, FASB issued ASU 2011-12, which defers the requirement in ASU 2011-05 for presentation of reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income on the face of the financial statements. This deferral will enable FASB to address certain concerns raised with regards to presentation requirements for reclassification adjustments. The amendment is effective at the same time as ASU 2011-05 which was effective for the Company on January 1, 2012.

(2) Securities

Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	March 31, 2012		December 31, 2011		March 31, 2011
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$27,430	$2	$22,203	$63	$6,952	$23
U.S. agency residential mortgage-backed securities	35,111	57	12,379	59	18,109	120
Municipal and other tax-exempt securities	60,230	158	39,345	652	53,731	(262)
Other trading securities	5,605	–	2,873	9	1,927	(4)
Total	$128,376	$217	$76,800	$783	$80,719	$(123)

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2012
	Amortized	Carrying	Fair	Gross Unrealized2
	Cost	Value1	Value	Gain	Loss

Municipal and other tax-exempt	$130,919	$130,919	$135,314	$4,402	$(7)
U.S. agency residential mortgage-backed securities – Other	103,055	112,909	113,958	1,587	(538)
Other debt securities	183,431	183,431	202,171	18,740	–
Total	$417,405	$427,259	$451,443	$24,729	$(545)
1
Carrying value at March 31, 2012 includes $9.9 million of net unrealized gain which remains in AOCI related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio. At the time of transfer in the third quarter of 2011, the fair value of these securities totaled $131 million, amortized cost totaled $118 million and the pre-tax unrealized gain totaled $13 million. No gain or loss was recognized in the Consolidated Statement of Earnings at the time of transfer.

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
1
Carrying value includes $12 million of net unrealized gain which remains in AOCI related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio. At the time of transfer in the third quarter of 2011, the fair value of these securities totaled $131 million, amortized cost totaled $118 million and the pre-tax unrealized gain totaled $13 million. No gain or loss was recognized in the Consolidated Statement of Earnings at the time of transfer.

2	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	March 31, 2011
	Amortized	Fair	Gross Unrealized1
	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$185,272	$189,518	$4,303	$(57)
Other debt securities	158,129	165,534	7,665	(260)
Total	$343,401	$355,052	$11,968	$(317)
1	Gross unrealized gains and losses are not recognized in AOCI.

The amortized cost and fair values of investment securities at March 31, 2012, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years	Total	Maturity²

Municipal and other tax-exempt:
Carrying value	$34,639	$69,246	$23,512	$3,522	$130,919	2.82
Fair value	34,814	71,828	24,928	3,744	135,314
Nominal yield¹	4.62	4.60	5.44	6.50	4.80
Other debt securities:
Carrying value	$10,021	$30,147	$34,806	$108,457	$183,431	9.96
Fair value	10,091	31,126	37,163	123,791	202,171
Nominal yield	3.96	5.41	5.58	6.24	5.86
Total fixed maturity securities:
Carrying value	$44,660	$99,393	$58,318	$111,979	$314,350	6.99
Fair value	44,905	102,954	62,091	127,535	337,485
Nominal yield	4.47	4.84	5.52	6.25	5.42
Mortgage-backed securities:
Carrying value					$112,909		3
Fair value					113,958
Nominal yield4					2.71
Total investment securities:
Carrying value					$427,259
Fair value					451,443
Nominal yield					4.70
1	Calculated on a taxable equivalent basis using a 39% effective tax rate.
2	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
3	The average expected lives of residential mortgage-backed securities were 3.4 years based upon current prepayment assumptions.
4
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary – Unaudited for disclosure of current yields on investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2012
	Amortized	Fair	Gross Unrealized1
	Cost	Value	Gain	Loss	OTTI²

U.S. Treasury	$1,001	$1,004	$3	$–	$–
Municipal and other tax-exempt	70,286	72,234	2,426	(206)	(272)
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,352,645	5,521,695	171,892	(2,842)	–
FHLMC	3,038,083	3,128,573	91,304	(814)	–
GNMA	780,001	812,484	32,893	(410)	–
Other	207,849	214,850	7,001	–	–
Total U.S. agencies	9,378,578	9,677,602	303,090	(4,066)	–
Privately issued:
Alt-A loans	140,142	120,187	–	–	(19,955)
Jumbo-A loans	230,903	206,326	–	(1,132)	(23,445)
Total privately issued	371,045	326,513	–	(1,132)	(43,400)
Total residential mortgage-backed securities	9,749,623	10,004,115	303,090	(5,198)	(43,400)
Other debt securities	36,269	36,777	508	–	–
Perpetual preferred stock	19,171	21,024	1,862	(9)	–
Equity securities and mutual funds	32,970	51,443	18,801	(328)	–
Total	$9,909,320	$10,186,597	$326,690	$(5,741)	$(43,672)
¹	Gross unrealized gain/ loss recognized in AOCI.
²	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2011
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²

U.S. Treasury	$1,001	$1,006	$5	$–	$–
Municipal and other tax-exempt	66,435	68,837	2,543	(141)	–
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,823,972	5,987,287	163,319	(4)	–
FHLMC	2,756,180	2,846,215	90,035	–	–
GNMA	647,569	678,924	31,358	(3)	–
Other	69,668	75,751	6,083	–	–
Total U.S. agencies	9,297,389	9,588,177	290,795	(7)	–
Privately issued:
Alt-A loans	168,461	132,242	–	–	(36,219)
Jumbo-A loans	334,607	286,924	–	(11,096)	(36,587)
Total privately issued	503,068	419,166	–	(11,096)	(72,806)
Total residential mortgage-backed securities	9,800,457	10,007,343	290,795	(11,103)	(72,806)
Other debt securities	36,298	36,495	197	–	–
Perpetual preferred stock	19,171	18,446	1,030	(1,755)	–
Equity securities and mutual funds	33,843	47,238	13,727	(332)	–
Total	$9,957,205	$10,179,365	$308,297	$(13,331)	$(72,806)
¹	Gross unrealized gain/loss recognized in AOCI.
²	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	March 31, 2011
	Amortized	Fair	Gross Unrealized1
	Cost	Value	Gain	Loss	OTTI²

Municipal and other tax-exempt	$69,039	$69,859	$1,401	$(225)	$(356)
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,351,388	5,470,100	128,500	(9,788)	–
FHLMC	2,533,322	2,603,754	77,362	(6,930)	–
GNMA	728,643	760,432	31,882	(93)	–
Other	85,298	91,304	6,006	–	–
Total U.S. agencies	8,698,651	8,925,590	243,750	(16,811)	–
Privately issue:
Alt-A loans	208,550	181,979	58	(188)	(26,441)
Jumbo-A loans	421,315	391,306	1,033	(9,562)	(21,480)
Total privately issued	629,865	573,285	1,091	(9,750)	(47,921)
Total residential mortgage-backed securities	9,328,516	9,498,875	244,841	(26,561)	(47,921)
Other debt securities	5,900	5,899	–	(1)	–
Perpetual preferred stock	19,511	22,574	3,063	–	–
Equity securities and mutual funds	41,595	68,694	27,105	(6)	–
Total	$9,464,561	$9,665,901	$276,410	$(26,793)	$(48,277)
¹	Gross unrealized gain/loss recognized in AOCI.
²	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at March 31, 2012, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years6	Total	Maturity5
U.S. Treasuries:
Amortized cost	$–	$1,001	$–	$–	$1,001	1.11
Fair value	–	1,004	–	–	1,004
Nominal yield¹	–	0.55	–	–	0.55
Municipal and other tax-exempt:
Amortized cost	$581	$14,747	$9,433	$45,525	$70,286	17.99
Fair value	588	15,904	10,325	45,417	72,234
Nominal yield¹	0.09	0.57	1.13	2.78	2.07
Other debt securities:
Amortized cost	$–	$30,369	$–	$5,900	$36,269	7.44
Fair value	–	30,877	–	5,900	36,777
Nominal yield¹	–	1.80	–	1.87	1.82
Total fixed maturity securities:
Amortized cost	$581	$46,117	$9,433	$51,425	$107,556
Fair value	588	47,785	10,325	51,317	110,015
Nominal yield	0.09	1.38	1.13	2.67	1.97
Mortgage-backed securities:
Amortized cost					$9,749,623	²
Fair value					10,004,115
Nominal yield4					2.97
Equity securities and mutual funds:
Amortized cost					$52,141	³
Fair value					72,467
Nominal yield					1.00
Total available-for-sale securities:
Amortized cost					$9,909,320
Fair value					10,186,597
Nominal yield					2.95
¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	The average expected lives of mortgage-backed securities were 2.3 years based upon current prepayment assumptions.
³	Primarily restricted common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
4
The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary – Unaudited following for disclosure of current yields on available for sale securities portfolio.

5	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
6
Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset within 35 days.

Sales of available for sale securities are recognized on a trade date basis. Realized gains and losses on sales of securities are based upon specific identification of the security sold. Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Proceeds	$991,941	$793,152
Gross realized gains	11,685	10,480
Gross realized losses	(7,354)	(5,578)
Related federal and state income tax expense	1,685	1,907

Securities with an amortized cost of $4.0 billion at March 31, 2012, $4.4 billion at December 31, 2011 and $3.9 billion at March 31, 2011 have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes, as required by law. The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of March 31, 2012
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax-exempt	2	$619	$7	$–	$–	$619	$7
U.S. agency residential mortgage-backed securities – Other	2	45,668	538	–	–	45,668	538
Total investment	4	$46,287	$545	$–	$–	$46,287	$545

Available for sale:
Municipal and other tax-exempt	60	$25,284	$395	$19,970	$83	$45,254	$478
Residential mortgage-backed securities:
U. S. agencies:
FNMA	10	453,557	2,842	–	–	453,557	2,842
FHLMC	17	518,483	814	–	–	518,483	814
GNMA	8	175,409	410	–	–	175,409	410
Total U.S. agencies	35	1,147,449	4,066	–	–	1,147,449	4,066
Privately issued1:
Alt-A loans	16	–	–	120,187	19,955	120,187	19,955
Jumbo-A loans	33	3,050	94	203,276	24,483	206,326	24,577
Total privately issued	49	3,050	94	323,463	44,438	326,513	44,532
Total residential mortgage-backed securities	84	1,150,499	4,160	323,463	44,438	1,473,962	48,598
Perpetual preferred stocks	1	1,941	9	–	–	1,941	9
Equity securities and mutual funds	3	2,642	328	–	–	2,642	328
Total available for sale	148	$1,180,366	$4,892	$343,433	$44,521	$1,523,799	$49,413
¹	Includes the following securities for which an unrealized loss remains in OCI after an other-than-temporary credit loss has been recognized in income:
Municipal and other tax-exempt	21	$12,754	$272	$–	$–	$12,754	$272
Alt-A loans	16	–	–	120,187	19,955	120,187	19,955
Jumbo-A loans	29	3,050	94	182,766	23,351	185,816	23,445

Temporarily Impaired Securities as of December 31, 2011
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax-exempt	1	$479	$2	$–	$–	$479	$2
U.S. agency residential mortgage-backed securities – Other	5	92,571	1,770	–	–	92,571	1,770
Total investment	6	$93,050	$1,772	$–	$–	$93,050	$1,772

Available for sale:
Municipal and other tax-exempt	26	$5,008	$7	$21,659	$134	$26,667	$141
Residential mortgage-backed securities:
U. S. agencies:
FNMA	2	68,657	4	–	–	68,657	4
GNMA	1	2,072	3	–	–	2,072	3
Total U.S. agencies	3	70,729	7	–	–	70,729	7
Privately issued1:
Alt-A loans	19	–	–	132,242	36,219	132,242	36,219
Jumbo-A loans	48	8,142	842	278,781	46,841	286,923	47,683
Total privately issued	67	8,142	842	411,023	83,060	419,165	83,902
Total residential mortgage-backed securities	70	78,871	849	411,023	83,060	489,894	83,909
Perpetual preferred stocks	6	11,147	1,755	–	–	11,147	1,755
Equity securities and mutual funds	7	221	5	2,551	327	2,772	332
Total available for sale	109	$95,247	$2,616	$435,233	$83,521	$530,480	$86,137
¹	Includes the following securities for which an unrealized loss remains in OCI after an other-than-temporary credit loss has been recognized in income:
Alt-A loans	19	$–	$–	$132,242	$36,219	$132,242	$36,219
Jumbo-A loans	36	3,809	256	202,874	36,331	206,683	36,587

Temporarily Impaired Securities as of March 31, 2011
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax- exempt	14	$3,931	$45	$1,559	$12	$5,490	$57
Other	15	34,384	260	–	–	34,384	260
Total investment	29	38,315	305	1,559	12	39,874	317

Available for sale:
Municipal and other tax-exempt1	49	13,508	121	30,516	460	44,024	581
Residential mortgage-backed securities:
U. S. agencies:
FNMA	25	1,518,826	9,788	–	–	1,518,826	9,788
FHLMC	17	621,004	6,930	–	–	621,004	6,930
GNMA	3	6,747	93	–	–	6,747	93
Total U.S. agencies	45	2,146,577	16,811	–	–	2,146,577	16,811
Privately issued1:
Alt-A loans	21	–	–	175,166	26,629	175,166	26,629
Jumbo-A loans	37	–	–	308,901	31,042	308,901	31,042
Total privately issued	58	–	–	484,067	57,671	484,067	57,671
Total residential mortgage-backed securities	103	2,146,577	16,811	484,067	57,671	2,630,644	74,482
Other debt securities	1	499	1	–	–	499	1
Equity securities and mutual funds	1	304	5	180	1	484	6
Total available for sale	154	$2,160,888	$16,938	$514,763	$58,132	$2,675,651	$75,070
¹	Includes the following securities for which an unrealized loss remains in OCI after an other-than-temporary credit loss has been recognized in income:
Municipal and other tax-exempt	18	$417	$14	$10,275	$342	$10,692	$356
Alt-A loans	19	–	–	167,892	26,441	167,892	26,441
Jumbo-A loans	25	–	–	159,624	21,479	159,624	21,479

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investment and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of March 31, 2012, the Company did not intend to sell and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers to amortized cost, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at March 31, 2012.

At March 31, 2012, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE 1		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value	Value	Value	Value	Value	Value	Value
Investment:
Municipal and other tax-exempt	$–	$–	$50,244	$51,805	$25,449	$26,183	$–	$–	$55,226	$57,326	$130,919	$135,314
U.S. agency residential mortgage-backed securities – Other	112,909	113,958	–	–	–	–	–	–	–	–	112,909	113,958
Other debt securities	–	–	174,572	193,207	600	600	–	–	8,259	8,364	183,431	202,171
Total	$112,909	$113,958	$224,816	$245,012	$26,049	$26,783	$–	$–	$63,485	$65,690	$427,259	$451,443
	U.S. Govt / GSE 1		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for Sale:
U.S. Treasury	$1,001	$1,004	$–	$–	$–	$–	$–	$–	$–	$–	$1,001	$1,004
Municipal and other tax-exempt	–	–	43,876	45,868	11,598	11,696	13,396	13,124	1,416	1,546	70,286	72,234
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,352,645	5,521,695	–	–	–	–	–	–	–	–	5,352,645	5,521,695
FHLMC	3,038,083	3,128,573	–	–	–	–	–	–	–	–	3,038,083	3,128,573
GNMA	780,001	812,484	–	–	–	–	–	–	–	–	780,001	812,484
Other	207,849	214,850	–	–	–	–	–	–	–	–	207,849	214,850
Total U.S. agencies	9,378,578	9,677,602	–	–	–	–	–	–	–	–	9,378,578	9,677,602
Privately issued:
Alt-A loans	–	–	–	–	–	–	140,142	120,187	–	–	140,142	120,187
Jumbo-A loans	–	–	–	–	–	–	230,903	206,326	–	–	230,903	206,326
Total privately issued	–	–	–	–	–	–	371,045	326,513	–	–	371,045	326,513
Total residential mortgage-backed securities	9,378,578	9,677,602	–	–	–	–	371,045	326,513	–	–	9,749,623	10,004,115
Other debt securities	–	–	5,900	5,900	30,369	30,877	–	–	–	–	36,269	36,777
Perpetual preferred stock	–	–	–	–	19,171	21,024	–	–	–	–	19,171	21,024
Equity securities and mutual funds	–	–	–	–	–	–	–	–	32,970	51,443	32,970	51,443
Total	$9,379,579	$9,678,606	$49,776	$51,768	$61,138	$63,597	$384,441	$339,637	$34,386	$52,989	$9,909,320	$10,186,597
1
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At March 31, 2012, all $371 million of the portfolio of privately issued residential mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $45 million. Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

•	Unemployment rates – increasing to 9.5% over the next 12 months, dropping to 8% over the following 21 months, and holding at 8% thereafter.
•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency (“FHFA”) data, decreasing by an additional 6% over the next twelve months and then growing at 2% per year thereafter. At December 31, 2011, we assumed that housing prices would decrease and additional 8% over the next twelve months and then grow at 2% per year thereafter.

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

Based upon projected declines in expected cash flows from certain privately issued residential mortgage-backed securities, the Company recognized $3.7 million of credit loss impairments in earnings during the first quarter of 2012.

A distribution of the amortized costs (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands):

				Credit Loss Impairments Recognized
				Three months ended March 31, 2012		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount

Alt-A loans	16	$140,142	$120,187	9	$2,959	16	$46,678
Jumbo-A loans	33	230,903	206,326	12	763	31	22,802

Total	49	$371,045	$326,513	21	$3,722	47	$69,480

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management’s ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset / liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospect of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at March 31, 2012.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$76,131	$52,624
Additions for credit-related OTTI not previously recognized	113	–
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	3,609	4,599
Sales	(7,796)	–
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$72,057	$57,223

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

The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	March 31, 2012		December 31, 2011		March 31, 2011
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities	$322,180	$1,593	$626,109	$19,233	$326,624	$(3,698)
Corporate debt securities	25,772	678	25,117	18	–	–
Total	$347,952	$2,271	$651,226	$19,251	$326,624	$(3,698)

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2012 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts3	$12,433,054	$117,633	$12,142,598	$115,118	$90,163	$87,648
Energy contracts	1,846,932	180,548	1,899,205	187,991	91,363	98,806
Agricultural contracts	116,575	5,664	122,979	5,597	1,060	993
Foreign exchange contracts	190,306	190,306	189,926	189,926	190,306	189,926
Equity options	217,169	18,244	217,169	18,244	18,244	18,244
Total customer derivative before cash collateral	14,804,036	512,395	14,571,877	516,876	391,136	395,617
Less: cash collateral	–	–	–	–	(11,860)	(91,362)
Total customer derivatives	14,804,036	512,395	14,571,877	516,876	379,276	304,255

Interest rate risk management programs	69,000	5,720	72,000	1,035	5,720	1,035
Total derivative contracts	$14,873,036	$518,115	$14,643,877	$517,911	$384,996	$305,290
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
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

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. As of March 31, 2012, a decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $42 million.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2011 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts	$9,774,337	$124,120	$9,526,697	$124,651	$74,003	$74,534
Energy contracts	2,052,150	220,170	2,199,841	220,021	108,841	108,692
Agricultural contracts	157,611	13,510	168,439	13,428	9,355	9,273
Foreign exchange contracts	57,222	57,222	57,222	57,222	57,222	57,222
Equity options	166,409	18,464	166,409	18,464	18,464	18,464
Total customer derivative before cash collateral	12,207,729	433,486	12,118,608	433,786	267,885	268,185
Less: cash collateral	–	–	–	–	(23,749)	(112,148)
Total customer derivatives	12,207,729	433,486	12,118,608	433,786	244,136	156,037

Interest rate risk management programs	44,000	988	144	1	988	1
Total derivative contracts	$12,251,729	$434,474	$12,118,752	$433,787	$245,124	$156,038
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
²
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

3	Includes interest rate swaps used by borrowers to modify interest rate terms of their loans and to be announced securities used by mortgage banking customers to hedge their loan production.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$2,034	$–	$(2,536)	$–
Energy contracts	2,310	–	3,487	–
Agricultural contracts	91	–	68	–
Foreign exchange contracts	206	–	108	–
Equity options	–	–	–	–
Total Customer Derivatives	4,641	–	1,127	–

Interest Rate Risk Management Programs	–	(2,473)	–	(2,573)
Total Derivative Contracts	$4,641	$(2,473)	$1,127	$(2,573)

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

Interest Rate Risk Management Programs

BOK Financial may use interest rate swaps in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed rate liabilities to floating rate based on LIBOR. Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, BOK Financial had interest rate swaps with a notional value of $66 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

All distressed commercial and commercial real estate loans are placed on nonaccrual status. Modification of nonaccruing loans to distressed borrowers generally consists of extension of payment terms, renewal of matured nonaccruing loans or interest rate concessions. Principal and accrued but unpaid interest is not forgiven. Renewed or modified nonaccruing loans are charged-off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of cash resources and collateral value. Renewed or modified nonperforming loans generally remain on nonaccrual status until full collection of principal and interest in accordance with original terms, including principal previously charged off, is probable. Consumer loans to troubled borrowers are not voluntarily modified.

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

Loans are disaggregated into portfolio segments and further disaggregated into classes. The portfolio segment is the level at which the Company develops and documents a systematic method for determining its allowance for credit losses. Classes are a further disaggregation of portfolio segments based on the risk characteristics of the loans and the Company’s method for monitoring and assessing credit risk. The portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2012				December 31, 2011
	Fixed	Variable			Fixed	Variable
	Rate	Rate	Nonaccrual	Total	Rate	Rate	Nonaccrual	Total

Commercial	$3,488,440	$3,392,451	$61,750	$6,942,641	$3,272,862	$3,229,781	$68,811	$6,571,454
Commercial real estate	863,423	1,314,205	86,475	2,264,103	887,923	1,292,793	99,193	2,279,909
Residential mortgage	982,943	950,483	27,462	1,960,888	992,556	948,138	29,767	1,970,461
Consumer	214,656	187,484	7,672	409,812	241,955	202,449	3,515	447,919
Total	$5,549,462	$5,844,623	$183,359	$11,577,444	$5,395,296	$5,673,161	$201,286	$11,269,743
Accruing loans past due (90 days)1				$6,140				$2,496
	March 31, 2011
	Fixed	Variable
	Rate	Rate	Nonaccrual	Total

Commercial	$2,813,571	$3,177,237	$57,449	$6,048,257
Commercial real estate	834,856	1,262,622	125,504	2,222,982
Residential mortgage	837,556	901,941	37,824	1,777,321
Consumer	327,706	208,384	5,185	541,275
Total	$4,813,689	$5,550,184	$225,962	$10,589,835
Accruing loans past due (90 days)1				$9,291
1	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At March 31, 2012, approximately $5.3 billion or 46% of the total loan portfolio was to businesses and individuals in Oklahoma and $3.5 billion or 30% of the total loan portfolio was to businesses and individuals in Texas. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. At March 31, 2011, approximately $4.8 billion or 45% of the total loan portfolio was to businesses and individuals in Oklahoma and $3.0 billion or 29% of the total loans portfolio was to businesses and individuals in Texas.

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

At March 31, 2012, commercial loans to businesses in Oklahoma totaled $3.0 billion or 43% of the commercial loan portfolio and loans to businesses in Texas totaled $2.3 billion or 33% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.2 billion or 19% of total loans at March 31, 2012, including $1.9 billion of outstanding loans to energy producers. Approximately 53% of the committed production loans are secured by properties primarily producing oil and 47% are secured by properties primarily producing natural gas. The services loan class totaled $1.9 billion at March 31, 2012. Approximately $1.1 billion of loans in the services category consisted of loans with individual balances of less than $10 million. Businesses included in the service class include community foundations, communications, education, gaming and transportation.

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

At March 31, 2012, 36% of commercial real estate loans were secured by properties primarily located in the Dallas, Fort Worth and Houston metropolitan areas of Texas and 29% of commercial real estate loans were secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At March 31, 2012, residential mortgage loans included $181 million of loans guaranteed by agencies of the U.S. government previously sold into Ginnie Mae (“GNMA”) mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $647 million at March 31, 2012. Approximately, 40% of the home equity loan portfolio is comprised of junior lien loans and 60% of the home equity loan portfolio is comprised of first lien loans. The increase in first lien loans generally results from refinancing of existing loans at terms of 15 years or less. Junior lien loans are distributed 75% to amortizing term loans and 25% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2012, outstanding commitments totaled $6.0 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2012, outstanding standby letters of credit totaled $45 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At March 31, 2012, outstanding commercial letters of credit totaled $7.1 million.

Allowances for Credit Losses

BOK Financial maintains an allowance for loan losses and an accrual for off-balance sheet credit risk related to commitments to extend credit and standby letters of credit. As discussed in greater detail in Note 5, the Company also has separate accruals for off-balance sheet credit risk related to residential mortgage loans sold with full or partial recourse and for residential mortgage loans sold to government sponsored agencies under standard representations and warranties.

The appropriateness of the allowance for loan losses and accrual for off-balance sheet credit losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, including probable losses on both outstanding loans and unused commitments.

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and accrual for off-balance sheet credit losses for the three months ended March 31, 2012.

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

General allowances for unimpaired loans are based on estimated loss rates by loan class. For risk-graded loans, loss rate are developed using historical gross loss rates, as adjusted for changes in risk grading and inherent risk identified by loan class. Loss rates for each loan class are determined by the current loss rate based on the most recent twelve months or a long-term gross loss rate that most appropriately represents the current economic environment. For each loan class, current average risk grades are compared to long-term average risk grades to determine if risk is increasing or decreasing. Loss rates are accordingly adjusted upward or downward in proportion to increasing or decreasing risk. Historical loss rates may be further adjusted for inherent risks identified for the given loan class which have not yet been captured in the actual gross loss rates or risk gradings.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors.

An accrual for off-balance sheet credit losses is included in Other liabilities. The appropriateness of the accrual is determined in the same manner as the allowance for loan losses. Changes in the accrual for off-balance sheet credit losses are recognized through the provision for credit losses.

A provision for credit losses is charged against earnings in amounts necessary to maintain appropriate allowances for loan and off-balance sheet credit losses. All loans are charged off when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Internally risk graded loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans are generally charged off when payments are between 90 days and 180 days past due, depending on the loan class. Recoveries of loans previously charged off are added to the allowance.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at March 31, 2012 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$6,880,964	$85,508	$61,677	$464	$6,942,641	$85,972
Commercial real estate	2,177,628	61,098	86,475	1,644	2,264,103	62,742
Residential mortgage	1,953,376	34,484	7,512	229	1,960,888	34,713
Consumer	405,041	16,432	4,771	–	409,812	16,432
Total	11,417,009	197,522	160,435	2,337	11,577,444	199,859

Nonspecific allowance	–	–	–	–	–	44,350

Total	$11,417,009	$197,522	$160,435	$2,337	$11,577,444	$244,209

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended March 31, 2012 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total

Allowance for loans losses:
Beginning balance	$83,443	$67,034	$39,207	$17,447	$46,350	$253,481
Provision for loan losses	3,517	1,121	(3,119)	(306)	(2,000)	(787)
Loans charged off	(2,934)	(6,725)	(1,786)	(2,229)	–	(13,674)
Recoveries	1,946	1,312	411	1,520	–	5,189
Ending balance	$85,972	$62,742	$34,713	$16,432	$44,350	$244,209
Allowance for off-balance sheet credit losses:
Beginning balance	$7,906	$1,250	$91	$14	$–	$9,261
Provision for off-balance sheet credit losses	456	325	(9)	15	–	787
Ending balance	$8,362	$1,575	$82	$29	$–	$10,048

Total provision for credit losses	$3,973	$1,446	$(3,128)	$(291)	$(2,000)	$–
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

Credit Quality Indicators

The Company utilizes loan class and risk grading as a primary credit quality indicators. Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk graded based on a quarterly evaluation of the borrowers’ ability to repay the loans. Certain commercial loans and most residential mortgage and consumer loans are small, homogeneous pools that are not risk graded.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at March 31, 2012 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Commercial	$6,925,059	$84,853	$17,582	$1,119	$6,942,641	$85,972
Commercial real estate	2,264,103	62,742	–	–	2,264,103	62,742
Residential mortgage	292,891	7,482	1,667,997	27,231	1,960,888	34,713
Consumer	206,610	2,676	203,202	13,756	409,812	16,432
Total	9,688,663	157,753	1,888,781	42,106	11,577,444	199,859

Nonspecific allowance	–	–	–	–	–	44,350

Total	$9,688,663	$157,753	$1,888,781	$42,106	$11,577,444	$244,209

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

The following table summarizes the Company’s loan portfolio at March 31, 2012 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$2,197,167	$8,987	$336	$–	$–	$2,206,490
Services	1,829,140	39,049	12,890	–	–	1,881,079
Wholesale/retail	964,288	23,104	15,388	–	–	1,002,780
Manufacturing	328,542	10,117	23,402	–	–	362,061
Healthcare	978,484	1,006	7,946	–	–	987,436
Integrated food services	208,892	750	–	–	–	209,642
Other commercial and industrial	273,850	6	1,715	17,509	73	293,153
Total commercial	6,780,363	83,019	61,677	17,509	73	6,942,641

Commercial real estate:
Construction and land development	230,854	28,438	52,416	–	–	311,708
Retail	466,983	8,639	6,193	–	–	481,815
Office	362,855	12,437	10,733	–	–	386,025
Multifamily	419,732	9,400	3,414	–	–	432,546
Industrial	287,185	277	–	–	–	287,462
Other commercial real estate	336,857	13,971	13,719	–	–	364,547
Total commercial real estate	2,104,466	73,162	86,475	–	–	2,264,103

Residential mortgage:
Permanent mortgage	271,644	13,735	7,512	824,990	15,310	1,133,191
Permanent mortgages guaranteed by U.S. government agencies	–	–	–	180,862	–	180,862
Home equity	–	–	–	642,195	4,640	646,835
Total residential mortgage	271,644	13,735	7,512	1,648,047	19,950	1,960,888

Consumer:
Indirect automobile	–	–	–	79,183	2,608	81,791
Other consumer	199,203	2,636	4,771	121,118	293	328,021
Total consumer	199,203	2,636	4,771	200,301	2,901	409,812

Total	$9,355,676	$172,552	$160,435	$1,865,857	$22,924	$11,577,444

The following table summarizes the Company’s loan portfolio at December 31, 2011 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$2,013,866	$1,417	$336	$–	$–	$2,015,619
Services	1,696,883	31,338	16,968	–	–	1,745,189
Wholesale/retail	907,648	34,156	21,180	–	–	962,984
Manufacturing	325,393	2,390	23,051	–	–	350,834
Healthcare	967,581	3,414	5,486	–	–	976,481
Integrated food services	207,982	756	–	–	–	208,738
Other commercial and industrial	291,393	10	1,738	18,416	52	311,609
Total commercial	6,410,746	73,481	68,759	18,416	52	6,571,454

Commercial real estate:
Construction and land development	238,362	27,244	61,874	–	–	327,480
Retail	499,636	3,244	6,863	–	–	509,743
Office	382,503	12,548	11,457	–	–	406,508
Multifamily	356,927	8,079	3,513	–	–	368,519
Industrial	277,453	280	–	–	–	277,733
Other commercial real estate	358,597	15,843	15,486	–	–	389,926
Total commercial real estate	2,113,478	67,238	99,193	–	–	2,279,909

Residential mortgage:
Permanent mortgage	291,155	15,879	7,441	817,921	17,925	1,150,321
Permanent mortgages guaranteed by U.S. government agencies	–	–	–	184,973	–	184,973
Home equity	–	–	–	630,766	4,401	635,167
Total residential mortgage	291,155	15,879	7,441	1,633,660	22,326	1,970,461

Consumer:
Indirect automobile	–	–	–	102,955	2,194	105,149
Other consumer	211,226	3,949	1,096	126,274	225	342,770
Total consumer	211,226	3,949	1,096	229,229	2,419	447,919

Total	$9,026,605	$160,547	$176,489	$1,881,305	$24,797	$11,269,743

The following table summarizes the Company’s loan portfolio at March 31, 2011 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total

Commercial:
Energy	$1,754,327	$4,710	$415	$–	$–	$1,759,452
Services	1,535,177	35,888	15,720	–	–	1,586,785
Wholesale/retail	902,603	51,259	30,411	–	–	984,273
Manufacturing	372,557	2,941	4,545	–	–	380,043
Healthcare	834,837	3,398	2,574	–	–	840,809
Integrated food services	210,258	1,373	6	–	–	211,637
Other commercial and industrial	262,599	–	3,628	18,881	150	285,258
Total commercial	5,872,358	99,569	57,299	18,881	150	6,048,257

Commercial real estate:
Construction and land development	285,438	18,192	90,707	–	–	394,337
Retail	409,917	5,000	5,276	–	–	420,193
Office	450,424	23,463	14,628	–	–	488,515
Multifamily	347,637	5,703	1,900	–	–	355,240
Industrial	177,516	291	–	–	–	177,807
Other commercial real estate	364,375	9,522	12,993	–	–	386,890
Total commercial real estate	2,035,307	62,171	125,504	–	–	2,222,982

Residential mortgage:
Permanent mortgage	374,699	16,493	12,072	728,611	21,394	1,153,269
Permanent mortgages guaranteed by U.S. government agencies	–	–	–	63,552	–	63,552
Home equity	–	–	–	556,142	4,358	560,500
Total residential mortgage	374,699	16,493	12,072	1,348,305	25,752	1,777,321

Consumer:
Indirect automobile	–	–	–	196,199	2,464	198,663
Other consumer	221,124	4,488	2,567	114,279	154	342,612
Total consumer	221,124	4,488	2,567	310,478	2,618	541,275

Total	$8,503,488	$182,721	$197,442	$1,677,664	$28,520	$10,589,835

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

A summary of risk-graded impaired loans follows (in thousands):

	As of March 31, 2012					For the three months
		Recorded Investment				ended March 31, 2012
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Energy	$336	$336	$336	$–	$–	$336	$–
Services	22,318	12,890	12,237	653	307	14,929	–
Wholesale/retail	19,085	15,388	15,300	88	22	18,284	–
Manufacturing	26,536	23,402	23,402	–	–	23,227	–
Healthcare	9,529	7,946	6,671	1,275	135	6,716	–
Integrated food services	–	–	–	–	–	–	–
Other commercial and industrial	9,214	1,715	1,715	–	–	1,727	–
Total commercial	87,018	61,677	59,661	2,016	464	65,219	–

Commercial real estate:
Construction and land development	86,435	52,416	51,615	801	206	57,145	–
Retail	7,680	6,193	3,761	2,432	1,062	6,528	–
Office	13,888	10,733	10,508	225	21	11,095	–
Multifamily	3,414	3,414	3,414	–	–	3,464	–
Industrial	–	–	–	–	–	–	–
Other real estate loans	16,273	13,719	11,104	2,615	355	14,603	–
Total commercial real estate	127,690	86,475	80,402	6,073	1,644	92,835	–

Residential mortgage:
Permanent mortgage	8,821	7,512	6,832	680	229	7,477	–
Home equity	–	–	–	–	–	–	–
Total residential mortgage	8,821	7,512	6,832	680	229	7,477	–

Consumer:
Indirect automobile	–	–	–	–	–	–	–
Other consumer	5,402	4,771	4,771	–	–	2,934	–
Total consumer	5,402	4,771	4,771	–	–	2,934	–

Total	$228,931	$160,435	$151,666	$8,769	$2,337	$168,465	$–

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, have been recovered.

A summary of risk-graded impaired loans at December 31, 2011 follows (in thousands):

	As of December 31, 2011
		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance

Commercial:
Energy	$336	$336	$336	$–	$–
Services	26,916	16,968	16,200	768	360
Wholesale/retail	24,432	21,180	19,702	1,478	1,102
Manufacturing	26,186	23,051	23,051	–	–
Healthcare	6,825	5,486	5,412	74	74
Integrated food services	–	–	–	–	–
Other commercial and industrial	9,237	1,738	1,738	–	–
Total commercial	93,932	68,759	66,439	2,320	1,536

Commercial real estate:
Construction and land development	98,053	61,874	56,740	5,134	1,777
Retail	8,645	6,863	4,373	2,490	1,062
Office	14,588	11,457	9,567	1,890	291
Multifamily	3,512	3,513	3,513	–	–
Industrial	–	–	–	–	–
Other real estate loans	16,702	15,486	7,887	7,599	812
Total commercial real estate	141,500	99,193	82,080	17,113	3,942

Residential mortgage:
Permanent mortgage	8,697	7,441	4,980	2,461	298
Home equity	–	–	–	–	–
Total residential mortgage	8,697	7,441	4,980	2,461	298

Consumer:
Indirect automobile	–	–	–	–	–
Other consumer	1,727	1,096	1,096	–	–
Total consumer	1,727	1,096	1,096	–	–

Total	$245,856	$176,489	$154,595	$21,894	$5,776

A summary of risk-graded impaired loans at March 31, 2011 follows (in thousands):

	As of March 31, 2011					For the three months
		Recorded Investment				ended March 31, 2011
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Energy	$415	$415	$–	$415	$60	$440	$–
Services	25,195	15,720	9,062	6,658	327	17,491	–
Wholesale/retail	37,223	30,411	1,644	28,767	3,841	19,449	–
Manufacturing	9,400	4,545	1,215	3,330	276	3,331	–
Healthcare	4,018	2,574	523	2,051	182	3,054	–
Integrated food services	165	6	6	–	–	10	–
Other commercial and industrial	12,189	3,628	3,628	–	–	4,037	–
Total commercial	88,605	57,299	16,078	41,221	4,686	47,812	–

Commercial real estate:
Construction and land development	129,332	90,707	37,651	53,056	2,768	95,143	–
Retail	6,676	5,276	1,690	3,586	599	5,127	–
Office	16,861	14,628	4,968	9,660	144	17,141	–
Multifamily	3,096	1,900	1,900	–	–	4,313	–
Industrial	–	–	–	–	–	2,044	–
Other real estate loans	14,095	12,993	369	12,624	363	14,168	–
Total commercial real estate	170,060	125,504	46,578	78,926	3,874	137,936	–

Residential mortgage:
Permanent mortgage	14,541	12,072	3,205	8,867	1,109	12,068	–
Home equity	–	–	–	–	–	–	–
Total residential mortgage	14,541	12,072	3,205	8,867	1,109	12,068	–

Consumer:
Indirect automobile	–	–	–	–	–	–	–
Other consumer	2,725	2,567	22	2,545	89	2,159	–
Total consumer	2,725	2,567	22	2,545	89	2,159	–

Total	$275,931	$197,442	$65,883	$131,559	$9,758	$199,975	$–

Troubled Debt Restructurings

Troubled debt restructurings of internally risk graded impaired loans at March 31, 2012 were as follows (in thousands):

	As of March 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged-off During the Three months ended Mar. 31, 2012

Commercial:
Energy	$–	$–	$–	$–	$–
Services	3,199	992	2,207	–	–
Wholesale/retail	1,676	1,480	196	22	–
Manufacturing	–	–	–	–	–
Healthcare	82	82	–	–	–
Integrated food services	–	–	–	–	–
Other commercial and industrial	957	–	957	–	–
Total commercial	5,914	2,554	3,360	22	–

Commercial real estate:
Construction and land development	21,834	10,413	11,421	76	2,692
Retail	3,635	1,200	2,435	–	–
Office	3,419	1,133	2,286	–	269
Multifamily	–	–	–	–	–
Industrial	–	–	–	–	–
Other real estate loans	7,483	2,039	5,444	259	2,205
Total commercial real estate	36,371	14,785	21,586	335	5,166

Residential mortgage:
Permanent mortgage	4,831	4,575	256	79	24
Home equity	–	–	–	–	–
Total residential mortgage	4,831	4,575	256	79	24

Consumer:
Indirect automobile	–	–	–	–	–
Other consumer	3,553	3,545	8	–	–
Total consumer	3,553	3,545	8	–	–

Total	$50,669	$25,459	$25,210	$436	$5,190

The financial impact of troubled debt restructurings primarily consist of specific allowances for credit losses and principal amounts charged off. Internally risk graded loans that have been modified in troubled debt restructurings generally remain classified as nonaccruing. Other financial impacts, such as foregone interest, are not material to the financial statements.

Non-risk graded residential mortgage loans that are modified in troubled debt restructurings primarily consist of loans that are guaranteed by U.S. government agencies. At March 31, 2012, approximately $20.3 million of the renegotiated residential mortgage loans are currently performing in accordance with the modified terms, $4.8 million are 30 to 89 days past due and $11.7 million are past due 90 days or more. Restructured residential mortgage loans guaranteed by agencies of the U.S. government in accordance with agency guidelines represent $33 million of our $37 million portfolio of renegotiated loans. All renegotiated loans past due 90 days or more are guaranteed by U.S. government agencies.

Troubled debt restructurings of internally risk graded impaired loans at December 31, 2011 were as follows (in thousands):

	As of December 31, 2011
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance

Commercial:
Energy	$–	$–	$–	$–
Services	3,529	1,907	1,622	–
Wholesale/retail	1,739	961	778	24
Manufacturing	–	–	–	–
Healthcare	–	–	–	–
Integrated food services	–	–	–	–
Other commercial and industrial	960	–	960	–
Total commercial	6,228	2,868	3,360	24

Commercial real estate:
Construction and land development	25,890	3,585	22,305	1,577
Retail	1,070	–	1,070	–
Office	2,496	1,134	1,362	215
Multifamily	–	–	–	–
Industrial	–	–	–	–
Other real estate loans	8,171	387	7,784	662
Total commercial real estate	37,627	5,106	32,521	2,454

Residential mortgage:
Permanent mortgage	4,103	1,396	2,707	282
Home equity	–	–	–	–
Total residential mortgage	4,103	1,396	2,707	282

Consumer:
Indirect automobile	–	–	–	–
Other consumer	168	168	–	–
Total consumer	168	168	–	–

Total	$48,126	$9,538	$38,588	$2,760

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

A summary of loans currently performing, loans 30 to 89 days past due and accruing, loans 90 days or more past due and accruing and nonaccrual loans as of March 31, 2012 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total

Commercial:
Energy	$2,206,076	$78	$–	$336	$2,206,490
Services	1,854,760	11,646	1,783	12,890	1,881,079
Wholesale/retail	984,794	897	1,701	15,388	1,002,780
Manufacturing	337,932	–	727	23,402	362,061
Healthcare	978,611	730	149	7,946	987,436
Integrated food services	209,642	–	–	–	209,642
Other commercial and industrial	290,827	538	–	1,788	293,153
Total commercial	6,862,642	13,889	4,360	61,750	6,942,641

Commercial real estate:
Construction and land development	256,007	3,285	–	52,416	311,708
Retail	473,750	340	1,532	6,193	481,815
Office	374,114	1,178	–	10,733	386,025
Multifamily	428,596	500	36	3,414	432,546
Industrial	287,462	–	–	–	287,462
Other real estate loans	348,931	1,781	116	13,719	364,547
Total commercial real estate	2,168,860	7,084	1,684	86,475	2,264,103

Residential mortgage:
Permanent mortgage	1,097,610	12,705	54	22,822	1,133,191
Permanent mortgages guaranteed by U.S. government agencies	28,750	13,281	138,831	–	180,862
Home equity	640,108	2,087	–	4,640	646,835
Total residential mortgage	1,766,468	28,073	138,885	27,462	1,960,888

Consumer:
Indirect automobile	76,952	2,231	–	2,608	81,791
Other consumer	321,448	1,467	42	5,064	328,021
Total consumer	398,400	3,698	42	7,672	409,812

Total	$11,196,370	$52,744	$144,971	$183,359	$11,577,444

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

A summary of loans currently performing, loans 30 to 89 days past due and accruing, loans 90 days or more past due and accruing and nonaccrual loans as of March 31, 2011 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total

Commercial:
Energy	$1,758,876	$161	$–	$415	$1,759,452
Services	1,563,924	5,629	1,512	15,720	1,586,785
Wholesale/retail	950,505	2,761	596	30,411	984,273
Manufacturing	375,461	37	–	4,545	380,043
Healthcare	835,789	1,484	962	2,574	840,809
Integrated food services	210,875	756	–	6	211,637
Other commercial and industrial	275,895	5,585	–	3,778	285,258
Total commercial	5,971,325	16,413	3,070	57,449	6,048,257

Commercial real estate:
Construction and land development	302,648	982	–	90,707	394,337
Retail	409,999	4,161	757	5,276	420,193
Office	472,891	996	–	14,628	488,515
Multifamily	348,715	1,434	3,191	1,900	355,240
Industrial	177,376	431	–	–	177,807
Other real estate loans	370,100	2,905	892	12,993	386,890
Total commercial real estate	2,081,729	10,909	4,840	125,504	2,222,982

Residential mortgage:
Permanent mortgage	1,107,130	12,673	–	33,466	1,153,269
Permanent mortgage guaranteed by U.S. government agencies	11,424	3,737	48,391	–	63,552
Home equity	554,896	1,246	–	4,358	560,500
Total residential mortgage	1,673,450	17,656	48,391	37,824	1,777,321

Consumer:
Indirect automobile	188,261	7,865	73	2,464	198,663
Other consumer	338,184	1,647	60	2,721	342,612
Total consumer	526,445	9,512	133	5,185	541,275

Total	$10,252,949	$54,490	$56,434	$225,962	$10,589,835

(5) Mortgage Banking Activities

Residential Mortgage Loan Production

The Company originates, markets, and services conventional and government-sponsored residential mortgage loans. Generally, conforming fixed-rate residential mortgage loans are held for sale in the secondary market and non-conforming and adjustable-rate residential mortgage loans are held for investment. All residential mortgage loans originated for sale by the Company are carried at fair value based on sales commitments and market quotes. Changes in the fair value of mortgage loans held for sale are included in Other operating revenue – Mortgage banking revenue in the Consolidated Statements of Earnings. Residential mortgage loans held for sale in the Consolidated Balance Sheets also include the fair value of residential mortgage loan commitments and forward sale commitments which are considered derivative contracts that have not been designated as hedging instruments. The volume and rate spread of mortgage loans originated for sale are the primary drivers of originating and marketing revenue.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale in the Consolidated Balance Sheets were (in thousands):

	March 31, 2012		December 31, 2011		March 31, 2011
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value

Residential mortgage loans held for sale	$230,241	$237,741	$177,319	$184,816	$120,939	$124,182
Residential mortgage loan commitments	302,303	8,907	189,770	6,597	158,946	3,495
Forward sales contracts	520,165	391	349,447	(3,288)	262,977	(558)
		$247,039		$188,125		$127,119

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2012, December 31, 2011 or March 31, 2011. No credit losses were recognized on residential mortgage loans held for sale for the three months ended March 31, 2012 and 2011.

Mortgage banking revenue was as follows (in thousands):

	Three months ended
	March 31, 2012	March 31, 2011
Originating and marketing revenue:
Residential mortgages loan held for sale	$17,092	$13,336
Residential mortgage loan commitments	2,310	1,244
Forward sales contracts	3,679	(7,051)
Total originating and marketing revenue	23,081	7,529
Servicing revenue	9,997	9,827
Total mortgage banking revenue	$33,078	$17,356

Originating and market revenue includes gain (loss) on residential mortgage loans held for sale and changes in the fair value of derivative contracts not designated as hedging instruments related to residential mortgage loan commitments and forward sales contracts. Servicing revenue includes servicing fee income and late charges on loans serviced for others.

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	March 31, 2012	Dec. 31, 2011	March 31, 2011
Number of residential mortgage loans serviced for others	95,944	95,841	96,256
Outstanding principal balance of residential mortgage loans serviced for others	$11,378,806	$11,300,986	$11,202,626
Weighted average interest rate	5.09%	5.19%	5.40%
Remaining term (in months)	289	290	294

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2012 is as follows (in thousands):

	Purchased	Originated	Total
Balance at December 31, 2011	$18,903	$67,880	$86,783
Additions, net	–	8,372	8,372
Change in fair value due to loan runoff	(1,010)	(3,134)	(4,144)
Change in fair value due to market changes	3,311	3,816	7,127
Balance at March 31, 2012	$21,204	$76,934	$98,138

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2011 is as follows (in thousands):

	Purchased	Originated	Total
Balance at December 31, 2010	$37,900	$77,823	$115,723
Additions, net	–	4,969	4,969
Change in fair value due to loan runoff	(1,333)	(2,143)	(3,476)
Change in fair value due to market changes	1,776	1,353	3,129
Balance at March 31, 2011	$38,343	$82,002	$120,345

Changes in the fair value of mortgage servicing rights are included in Other operating expense in the Consolidated Statements of Earnings. Changes in fair value due to loan runoff are included in Mortgage banking costs. Changes in fair value due to market changes are reported separately. Changes in fair value due to market changes during the period relate to assets held at the reporting date.

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions, considered significant unobservable inputs, used to determine fair value are:

	March 31, 2012	December 31, 2011	March 31, 2011
Discount rate – risk-free rate plus a market premium	10.33%	10.34%	10.36%
Prepayment rate – based upon loan interest rate, original term and loan type	10.01% - 45.98%	10.88% - 49.68%	6.69% - 39.69%
Loan servicing costs – annually per loan based upon loan type	$55 - $105	$55 - $105	$55 - $105
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.28%	1.21%	2.43%

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

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced for others and weighted average prepayment rate by interest rate at March 31, 2012 follows (in thousands):

	< 4.50%	4.50% - 5.49%	5.50% - 6.49%	> 6.49%	Total

Fair value	$27,456	$50,561	$16,586	$3,535	$98,138
Outstanding principal of loans serviced for others	$2,760,780	$4,977,754	$2,602,343	$1,037,929	$11,378,806
Weighted average prepayment rate1	10.01%	12.54%	29.20%	45.98%	18.79%
1	Annual prepayment estimates based upon loan interest rate, original term and loan type

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At March 31, 2012, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $1.2 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $2.4 million. In the model, changes in the value of our servicing rights due to changes in interest rates assume stable relationships between mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at March 31, 2012 (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$5,147,454	$40,600	$13,421	$49,144	$5,250,619
FNMA	1,730,185	19,654	5,789	22,987	1,778,615
GNMA	3,687,899	109,478	24,522	25,117	3,847,016
Other	479,161	8,553	3,131	11,711	502,556
Total	$11,044,699	$178,285	$46,863	$108,959	$11,378,806

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $248 million at March 31, 2012, $259 million at December 31, 2011 and $284 million at March 31, 2011. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $19 million at March 31, 2012, $19 million at December 31, 2011 and $16 million at March 31, 2011. At March 31, 2012, approximately 5% of the loans sold with recourse with an outstanding principal balance of $12 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 4% with an outstanding balance of $11 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months ended March 31,
	2012	2011
Beginning balance	$18,683	$16,667
Provision for recourse losses	1,672	794
Loans charged off, net	(1,704)	(974)
Ending balance	$18,651	$16,487

The Company also has off-balance sheet credit risk for residential mortgage loans sold to U.S. government agencies due to standard representations and warranties made under contractual agreements. At March 31, 2012, the Company had unresolved deficiency requests from the agencies on 280 loans with an aggregate outstanding balance of $36 million. At December 31, 2011, the Company had unresolved deficiency requests from the agencies on 247 loans with an aggregate outstanding balance of $37 million. The Company’s level of repurchases and indemnifications related to standard representation and warranties has remained low. For the three months ended March 31, 2012, the Company repurchased 15 loans from the agencies for $2.0 million and recognized minimal losses. For the three month ended March 31, 2011, the Company repurchased 2 loans for approximately $267 thousand. The Company has an accrual for credit losses related to potential loan repurchases under representations and warranties which is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statement of Earnings. The accrual totaled $2.1 million at March 31, 2012, $2.2 million at December 31, 2011 and $2.1 million at March 31, 2011.

(6) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfied certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension expense of $965 thousand and $778 thousand for the three months ended March 31, 2012 and 2011, respectively. The Company made no Pension Plan contributions during the three months ended March 31, 2012 and 2011 and expects no minimum contribution to be required for 2012.

(7) Commitments and Contingent Liabilities

Litigation Contingencies

In 2010, the Bank was named as a defendant in three putative class actions alleging that the manner in which the bank posted charges to its consumer deposit accounts was improper. The three actions have been consolidated for settlement purposes in Multi-District Litigation pending in the United States District Court for the Southern District of Florida. On November 23, 2011, the Company settled the class action lawsuits for $19 million, subject to court approval for which application has been made. Management was advised by counsel that, in its opinion, the Company’s overdraft policies meet all requirements of law and the Bank has not agreed to change its overdraft practices. The company settled the litigation to avoid further expense and distraction. The amount of the settlement was fully accrued at March 31, 2012.

In an opinion dated October 11, 2011, the Oklahoma Supreme Court invalidated, pursuant to a petition brought by certain taxpayers, a $7.1 million settlement agreement between the Bank and the City of Tulsa (“the City”). The agreement settled claims asserted by the Bank against the City and against the Tulsa Airports Improvement Trust (“the Trust”) related to a defaulted loan made by the Bank to a start-up airline. The Trust agreed to purchase the loan and its collateral from the Bank in the event of a default by the airline. Counsel to the taxpayers has filed a motion to reconsider the opinion related to a claim by such counsel for attorney fees and the matter is still pending in the Supreme Court. If and when a mandate is issued on the opinion without material change, the Company intends to return the $7.1 million to the City and pursue its claims against the Trust. The settlement amount is included in the accrual for off-balance sheet credit risk.

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan. A contingent liability was recognized for the Company’s share of Visa’ covered litigation liabilities. The contingent liability totaled $581 thousand at March 31, 2012. Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering in 2008 and from available cash. BOK Financial recognized a $581 thousand receivable for its proportionate share of this escrow account.

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

Alternative Investment Commitments

The Company sponsors two private equity funds and invests in several tax credit entities and other funds as permitted by banking regulations. Consolidation of these investments is based on either the variable interest model determined by the nature of the entity. Variable interest entities are generally defined as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest. Variable interest entities are consolidated based on the determination that the Company is the primary beneficiary including the power to direct the activities that most significantly impact the variable interest’s economic performance and the obligation to absorb losses of the variable interest or the right to receive benefits of the variable interest that could be significant to the variable interest.

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds’ performance and contingent obligations to make additional investments totaling $9.3 million at March 31, 2012. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments.

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

The Company also has interests in various unrelated alternative investments generally consisting of unconsolidated limited partnership interest in or loans to entities for which investment return is in the form of tax credits or that invest in distressed real estate loans and properties, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments and the Company’s maximum exposure to loss is restricted to its investment balance. The Company’s obligation to fund alternative investments is included in Other liabilities in the Consolidated Balance Sheets.

A summary of consolidated and unconsolidated alternative investments as of March 31, 2012, December 31, 2011 and March 31, 2011 is as follows (in thousands):

	March 31, 2012
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$–	$30,993	$–	$–	$25,842
Tax credit entities	10,000	14,353	–	10,964	10,000
Other	–	7,029	–	–	140
Total consolidated	$10,000	$52,375	$–	$10,964	$35,982

Unconsolidated:
Tax credit entities	$–	$51,737	$29,093	$–	$–
Other	–	10,200	2,075	–	–
Total unconsolidated	$–	$61,937	$31,168	$–	$–

	December 31, 2011
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$–	$30,902	$–	$–	$26,042
Tax credit entities	10,000	14,483	–	10,964	10,000
Other	–	7,206	–	–	142
Total consolidated	$10,000	$52,591	$–	$10,964	$36,184

Unconsolidated:
Tax credit entities	$–	$37,890	$16,084	$–	$–
Other	–	10,950	2,194	–	–
Total unconsolidated	$–	$48,840	$18,278	$–	$–

	March 31, 2011
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$–	$25,046	$–	$–	$21,356
Tax credit entities	–	–	–	–	–
Other	–	8,401	–	–	199
Total consolidated	$–	$33,447	$–	$–	$21,555

Unconsolidated:
Tax credit entities	$–	$25,684	$14,464	$–	$–
Other	–	17,637	3,516	–	–
Total unconsolidated	$–	$43,321	$17,980	$–	$–

Other Commitments and Contingencies

At March 31, 2012, Cavanal Hill Funds’ assets included $1.3 billion of U.S. Treasury, $857 million of cash management and $412 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at March 31, 2012. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2012 or 2011.

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

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $16.4 million at March 31, 2012. Current leases expire or are subject to lessee termination options at various dates in 2012 and 2014. Our obligation under the agreement would be affected by lessee decisions to exercise these options. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.

(8) Shareholders’ Equity

On April 24, 2012, the Board of Directors of BOK Financial approved a quarterly cash dividend of $0.38 per common share. The quarterly cash dividend will be payable on or about May 29, 2012 to shareholders of record as of May 15, 2012.

Dividends declared during the three month periods ended March 31, 2012 and 2011 were $0.33 and $0.25 per common share, respectively.

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

	Unrealized Gain (Loss) on
		Investment		Loss on
	Available for	Securities		Effective
	Sale	Transferred	Employee	Cash Flow
	Securities	from AFS	Benefit Plans	Hedges	Total
Balance at December 31, 2010	$122,494	$–	$(13,777)	$(878)	$107,839
Net change in unrealized gain (loss)	1,440	–	1	–	1,441
Other-than-temporary impairment losses recognized in earnings	4,599	–	–	–	4,599
Reclassification adjustment for net (gains) losses realized and included in earnings	(4,902)	–	–	83	(4,819)
Income tax expense (benefit)	(715)	–	–	(32)	(747)
Balance at March 31, 2011	$122,916	$–	$(13,776)	$(827)	$108,313

Balance at December 31, 2011	$135,740	$6,673	$(12,742)	$(692)	$128,979
Net change in unrealized gain (loss)	55,726	–	(291)	–	55,435
Other-than-temporary impairment losses recognized in earnings	3,722	–	–	–	3,722
Amortization of unrealized gain on investment securities transferred from AFS	–	(1,788)	–	–	(1,788)
Reclassification adjustment for net (gains) losses realized and included in earnings	(4,331)	–	–	52	(4,279)
Income tax benefit (expense)	(21,441)	697	113	(20)	(20,651)
Balance at March 31, 2012	$169,416	$5,582	$(12,920)	$(660)	$161,418

 (9) Earnings Per Share

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to BOK Financial Corp.	$83,615	$64,774
Earnings allocated to participating securities	(740)	(461)
Numerator for basic earnings per share – income available to common shareholders	82,875	64,313
Effect of reallocating undistributed earnings of participating securities	2	1
Numerator for diluted earnings per share – income available to common shareholders	82,877	$64,314
Denominator:
Weighted average shares outstanding	68,268,458	68,387,617
Less: Participating securities included in weighted average shares outstanding	(603,158)	(485,895)
Denominator for basic earnings per common share	67,665,300	67,901,722
Dilutive effect of employee stock compensation plans1	276,595	274,805
Denominator for diluted earnings per common share	67,941,895	68,176,527
Basic earnings per share	$1.22	$0.95
Diluted earnings per share	$1.22	$0.94
1Excludes employee stock options with exercise prices greater than current market price.	356,708	756,999

(10) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$89,731	$23,947	$6,747	$53,144	$173,569
Net interest revenue (expense) from internal sources	(12,126)	6,120	5,113	893	–
Net interest revenue	77,605	30,067	11,860	54,037	173,569
Provision for (reduction of) allowance for credit losses	6,416	1,432	626	(8,474)	–
Net interest revenue after provision for allowances for credit losses	71,189	28,635	11,234	62,511	173,569
Other operating revenue	38,813	51,096	46,372	4,100	140,381
Other operating expense	43,272	37,432	42,163	62,370	185,237
Corporate allocations	12,672	10,318	9,026	(32,016)	–
Income before taxes	54,058	31,981	6,417	36,257	128,713
Federal and state income tax	21,029	12,441	2,496	9,554	45,520
Net income	33,029	19,540	3,921	26,703	83,193
Net income attributable to non-controlling interest	–	–	–	(422)	(422)
Net income attributable to BOK Financial Corp.	$33,029	$19,540	$3,921	$27,125	$83,615

Average assets	$10,131,453	$5,819,073	$4,147,907	$5,418,150	$25,516,583
Average invested capital	867,690	286,392	175,013	1,506,138	2,835,233

Performance measurements:
Return on average assets	1.31%	1.35%	0.38%		1.32%
Return on average invested capital	15.31%	27.44%	9.01%		11.86%
Efficiency ratio	48.07%	63.81%	87.83%		59.77%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$83,686	$18,664	$7,796	$60,493	$170,639
Net interest revenue (expense) from internal sources	(9,436)	9,405	3,134	(3,103)	–
Net interest revenue	74,250	28,069	10,930	57,390	170,639
Provision for (reduction of) allowance for credit losses	6,776	2,682	439	(3,647)	6,250
Net interest revenue after provision for credit losses	67,474	25,387	10,491	61,037	164,389
Other operating revenue	35,430	37,482	39,953	4,713	117,578
Other operating expense	45,779	39,132	35,309	58,229	178,449
Corporate allocations	10,099	13,069	8,269	(31,437)	–
Income before taxes	47,026	10,668	6,866	38,958	103,518
Federal and state income tax	18,293	4,150	2,671	13,638	38,752
Net income	28,733	6,518	4,195	25,320	64,766
Net income attributable to non-controlling interest	–	–	–	(8)	(8)
Net income attributable to BOK Financial Corp.	$28,733	$6,518	$4,195	$25,328	$64,774

Average assets	$8,992,933	$6,120,855	$3,810,143	$4,815,843	$23,739,774
Average invested capital	861,980	271,192	175,478	1,256,147	2,564,797

Performance measurements:
Return on average assets	1.30%	0.43%	0.45%		1.11%
Return on average invested capital	13.52%	9.75%	9.70%		10.24%
Efficiency ratio	50.95%	77.40%	85.71%		61.15%

(11) Fair Value Measurements

Fair value is defined by applicable accounting guidance as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal market for the given asset or liability at the measurement date based on market conditions at that date. Certain assets and liabilities are recorded in the Company’s financial statements at fair value. Some are recorded on a recurring basis and some on a non-recurring basis.

For some assets and liabilities, observable market transaction and market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. A hierarchy for fair value has been established which categorizes into three levels the inputs to valuation techniques used to measure fair value. The three levels are as follows:

Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1) – fair value is based on unadjusted quoted prices in active markets for identical assets or liabilities.

Significant Other Observable Inputs (Level 2) – Fair value is based on significant other observable inputs which are generally determined based on a single price for each financial instrument provided to us by an applicable third-party pricing service and is based on one or more of the following:

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

Significant Unobservable Inputs (Level 3) – Fair value is based upon model-based valuation techniques for which at least one significant assumption is not observable in the market.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of assets and liabilities that are measured on a recurring basis as of March 31, 2012 are as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$27,430	$–	$27,430	$–
U.S. agency residential mortgage-backed securities	35,111	–	35,111	–
Municipal and other tax-exempt securities	60,230	–	60,230	–
Other trading securities	5,605	–	5,481	124
Total trading securities	128,376	–	128,252	124

Available for sale securities:
U.S. Treasury	1,004	1,004	–	–
Municipal and other tax-exempt	72,234	–	30,257	41,977
U.S. agency residential mortgage-backed securities	9,677,602	–	9,677,602	–
Privately issued residential mortgage-backed securities	326,513	–	326,513	–
Other debt securities	36,777	–	30,877	5,900
Perpetual preferred stock	21,024	–	21,024	–
Equity securities and mutual funds	51,443	25,278	26,165	–
Total available for sale securities	10,186,597	26,282	10,112,438	47,877

Fair value option securities:
U.S. agency residential mortgage-backed securities	322,180	–	322,180	–
Corporate debt securities	25,772	–	25,772	–
Fair value option securities	347,952	–	347,952	–

Residential mortgage loans held for sale	247,039	–	247,039	–
Mortgage servicing rights1	98,138	–	–	98,138	1
Derivative contracts, net of cash margin2	384,996	–	384,996	–
Other assets – private equity funds	30,993	–	–	30,993

Liabilities:
Derivative contracts, net of cash margin2	305,290		305,290	–
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

2	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of March 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$80,719	$1,848	$78,871	$–

Available for sale securities:
Municipal and other tax-exempt	69,859	–	26,092	43,767
U.S. agency residential mortgage-backed securities	8,925,590	–	8,925,590	–
Privately issue residential mortgage-backed securities	573,285	–	573,285	–
Other debt securities	5,899	–	–	5,899
Perpetual preferred stock	22,574	–	22,574	–
Equity securities and mutual funds	68,694	47,303	21,391	–
Total available for sale securities	9,665,901	47,303	9,568,932	49,666

Fair value option securities	326,624	–	326,624	–
Residential mortgage loans held for sale	127,119	–	127,119	–
Mortgage servicing rights	120,345	–	–	120,345	1
Derivative contracts, net of cash margin2	245,124	–	245,124	–
Other assets – private equity funds	25,046	–	–	25,046
			–	–
Liabilities:			–	–
Derivative contracts, net of cash margin2	156,038	–	156,038	–
1
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

2	See Note 3 for detail of fair value of derivative contracts by contract type.

The following represents the changes for the three months ended March 31, 2012 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance, December 31, 2011	$42,353	$5,900	$30,902
Purchases and capital calls	–	–	1,089
Redemptions and distributions	(100)	–	(607)
Gain (loss) recognized in earnings:
Gain on other assets, net	–	–	(391)
Gain on available for sale securities, net	1	–	–
Other-than-temporary impairment losses	–	–	–
Other comprehensive gain (loss)	(277)	–	–
Balance, March 31, 2012	$41,977	$5,900	$30,993

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

Following is a description of the Company’s valuation methodologies used for assets and liabilities measured on recurring basis:

Securities

The fair values of trading, available for sale and fair value options securities are based on quoted prices for identical instruments in active markets, when available. If quoted prices for identical instruments are not available, fair values are based on significant other observable inputs such as quoted prices of comparable instruments or interest rates and credit spreads, yield curves, volatilities, prepayment speeds and loss severities.

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

These securities may be either investment grade or below investment grade. As of March 31, 2012, taxable securities rated investment grade by all nationally recognized rating agencies are generally valued to yield 1.30% to 1.74%. Average yields on comparable short-term taxable securities are generally less than 1%. Tax-exempt securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 1.00% to 1.50%, which represents a spread of 75 to 80 basis points over average yields of comparable tax-exempt securities as of March 31, 2012. The resulting estimated fair value of securities rated investment grade ranges from 98.88% to 100% of par value and totaled $35 million at March 31, 2012. The fair value of these securities is sensitive primarily to changes in interest rate spreads. At March 31, 2012, a 100 basis point increase in the spreads over average yields for comparable taxable and tax-exempt securities would result in an additional decrease in the fair value of these securities of $341 thousand.

Approximately $12 million of our municipal and other tax-exempt securities are rated below investment grade by at least one of the three nationally recognized rating agencies. The fair value of these securities was determined based on yields ranging from 6.18% to 9.37%. These yields were determined using a spread of 600 basis points over comparable municipal securities of varying durations. The resulting estimated fair value of securities rated below investment grade ranges from 74.96% to 75.19% of par value as of March 31, 2012.

The fair value of these certain municipal and other debt securities based on significant other unobservable inputs are primarily sensitive to changes in interest rate spreads. At March 31, 2012, a 100 basis point increase in the spreads over average yields for comparable securities would result in an additional decrease in the fair value of these securities of $722 thousand.

Taxable securities rated investment grade by all nationally recognized rating agencies were generally valued at par to yield 1.60% to 1.80% at December 31, 2011 and 1.75% at March 31, 2011. Average yields on comparable short-term taxable securities were less than 1% at both December 31, 2011 and March 31, 2011. Tax-exempt investment grade securities were valued to yield a range of 1.00% to 1.50% at December 31, 2011 and 1.12% to 1.42% at March 31, 2011. This represents a spread of 75 to 80 basis points over average yields for comparable securities. The resulting estimated fair value of securities rated investment grade ranged from 98.79% to 100% of par at December 31, 2011 and 98.95% to 99.39% of par at March 31, 2011.

After other-than-temporary impairment charges, municipal and other tax-exempt securities rated below investment grade by at least one of the nationally recognized rating agencies totaled $13 million at December 31, 2011 and $14 million at March 31, 2011. These below investment grade municipal and other tax-exempt securities were valued based on a range of 6.25% to 9.58% at December 31, 2011 and 5.57% to 10.04% at March 31, 2011. This represented a spread of 600 basis points over comparable municipal securities of varying durations at December 31, 2011 and 525 basis points over comparable securities of varying durations at March 31, 2011. The resulting estimated fair value of securities rated below investment grade ranged from 76.45% to 76.92% at December 31, 2011 and 83.12% to 83.39% of par value at March 31, 2011.

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

There were no transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable input during the three months ended March 31, 2012 and 2011, respectively.

Fair Value of Assets and Liabilities Measured on a Non-Recurring Basis

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets adjusted to fair value during the three months ended March 31, 2012:

	Carrying Value at March 31, 2012			Fair Value Adjustments for the Three Months Ended March 31, 2012 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Gross charge-offs against allowance for recourse loans	Net losses and expenses of repossessed assets, net
Impaired loans	$–	$21,718	$1,982	$8,325	$1,020	$–
Real estate and other repossessed assets	–	15,155	3,948	–	–	2,406

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets adjusted to fair value during the three months ended March 31, 2011:

	Carrying Value at March 31, 2011			Fair Value Adjustments for the Three Months Ended March 31, 2011 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan loss	Gross charge-offs against allowance for recourse loans	Net losses and expenses of repossessed assets, net
Impaired loans	$–	$19,751	$–	$4,246	$775	$–
Real estate and other repossessed assets	–	30,615	–	–	–	5,552

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2012 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$706,306				$706,306
Trading securities:
Obligations of the U.S. government	27,430				27,430
U.S. agency residential mortgage-backed securities	35,111				35,111
Municipal and other tax-exempt securities	60,230				60,230
Other trading securities	5,605				5,605
Total trading securities	128,376				128,376

Investment securities:
Municipal and other tax-exempt	130,919				135,314
U.S. agency residential mortgage-backed securities	112,909				113,958
Other debt securities	183,431				202,171
Total investment securities	427,259				451,443

Available for sale securities:
U.S. Treasury	1,004				1,004
Municipal and other tax-exempt	72,234				72,234
U.S. agency residential mortgage-backed securities	9,677,602				9,677,602
Privately issued residential mortgage-backed securities	326,513				326,513
Other debt securities	36,777				36,777
Perpetual preferred stock	21,024				21,024
Equity securities and mutual funds	51,443				51,443
Total available for sale securities	10,186,597				10,186,597

Fair value option securities:
U.S. agency residential mortgage-backed securities	322,180				322,180
Corporate debt securities	25,772				25,772
Total fair value option securities	347,952				347,952

Residential mortgage loans held for sale	247,039				247,039

Loans:
Commercial	6,942,641	0.25 – 30.00%	0.52	0.58 – 3.92%	6,879,803
Commercial real estate	2,264,103	0.38 – 18.00%	1.30	0.29 – 3.45%	2,254,289
Residential mortgage	1,960,888	0.38 – 18.00%	3.52	1.06 – 3.86%	2,002,946
Consumer	409,812	0.38 – 21.00%	0.38	1.73 – 3.78%	398,149
Total loans	11,577,444				11,535,188
Allowance for loan losses	(244,209)				–
Net loans	11,333,235				11,535,188

Mortgage servicing rights	98,138				98,138
Derivative instruments with positive fair value, net of cash margin	384,996				384,996
Other assets – private equity funds	30,993				30,993
Deposits with no stated maturity	15,357,188				15,357,188
Time deposits	3,166,099	0.01 – 9.64%	2.24	0.94 – 1.44%	3,221,842
Other borrowings	3,156,716	0.25 – 5.25%	0.00	0.09 – 2.70%	3,153,280
Subordinated debentures	394,760	5.19 – 5.82%	1.22	2.99%	405,589
Derivative instruments with negative fair value, net of cash margin	305,290				305,290

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

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2011 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$808,390				$808,390
Trading securities	80,719				80,719

Investment securities:
Municipal and other tax-exempt	185,272				189,518
Other debt securities	158,129				165,534
Total investment securities	343,401				355,052

Available for sale securities:
Municipal and other tax-exempt	69,859				69,859
U.S. agency residential mortgage-backed securities	8,925,590				8,925,590
Private issue residential mortgage-backed securities	573,285				573,285
Other debt securities	5,899				5,899
Perpetual preferred stock	22,574				22,574
Equity securities and mutual funds	68,694				68,694
Total available for sale securities	9,665,901				9,665,901

Fair value option securities	326,624				326,624
Residential mortgage loans held for sale	127,119	–	–	–	127,119

Loans:
Commercial	6,048,257	0.25 – 18.00%	0.58	0.68 – 4.84%	5,949,213
Commercial real estate	2,222,982	0.38 – 18.00%	1.20	0.28 – 3.90%	2,166,320
Residential mortgage	1,777,321	0.38 – 18.00%	3.81	0.79 – 4.63%	1,805,631
Consumer	541,275	0.38 – 21.00%	0.60	2.07 – 3.98%	541,880
Total loans	10,589,835				10,463,044
Allowance for loan losses	(289,549)				–
Net loans	10,300,286				10,463,044

Mortgage servicing rights	120,345				120,345
Derivative instruments with positive fair value, net of cash margin	245,124				245,124
Other assets – private equity funds	25,046				25,046
Deposits with no stated maturity	14,195,315				14,195,315
Time deposits	3,677,611	0.01 – 9.64%	1.80	0.80 – 1.59%	3,679,337
Other borrowings	1,509,664	0.25 – 6.58%	0.00	0.10 – 2.71%	1,509,688
Subordinated debentures	398,744	5.19 – 5.82%	2.08	3.78%	410,835
Derivative instruments with negative fair value, net of cash margin	156,038				156,038

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

Securities

The fair value of investment are generally based on significant other observable inputs such as quoted prices of comparable instruments or interest rates and credit spreads, yield curves, volatilities prepayment speeds and loss severities.

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $200 million at March 31, 2012, $207 million at December 31, 2011 and $264 million at March 31, 2011.

Deposits

The fair values of time deposits are based on discounted cash flow analyses using interest rates currently being offered on similar transactions which are considered Significant Unobservable Input. Estimated fair value of deposits with no stated maturity, which includes demand deposits, transaction deposits, money market deposits and savings accounts, is equal to the amount payable on demand. Although market premiums paid reflect an additional value for these low cost deposits, adjusting fair value for the expected benefit of these deposits is prohibited. Accordingly, the positive effect of such deposits is not included in this table.

Other Borrowings and Subordinated Debentures

The fair values of these instruments are based upon discounted cash flow analyses using interest rates currently being offered on similar instruments which are considered Significant Unobservable Inputs.

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at March 31, 2012, December 31, 2011 or March 31, 2011.

Fair Value Election

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

(12) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Amount:
Federal statutory tax	$45,050	$36,231
Tax exempt revenue	(1,264)	(1,363)
Effect of state income taxes, net of federal benefit	2,998	2,638
Utilization of tax credits	(1,097)	(499)
Bank-owned life insurance	(979)	(985)
Other, net	812	2,730
Total	$45,520	$38,752

	Three Months Ended March 31,
	2012	2011
Percent of pretax income:
Federal statutory tax	35%	35%
Tax exempt revenue	(1)	(1)
Effect of state income taxes, net of federal benefit	2	2
Utilization of tax credits	(1)	–
Bank-owned life insurance	(1)	(1)
Other, net	1	2
Total	35%	37%

During the first quarter of 2012, the Internal Revenue Service completed an audit of the Company’s federal income tax return for the year ended December 31, 2008. No changes were required.

(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2012 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)
	Three Months Ended
	March 31, 2012			December 31, 2011
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate
Assets
Funds sold and resell agreements	$11,385	$2	0.07%	$12,035	$3	0.10%
Trading securities	95,293	446	1.88	97,972	689	2.79
Investment securities
Taxable3	302,861	4,434	5.89	314,217	4,677	5.91
Tax-exempt3	128,029	1,549	4.87	129,109	1,565	4.81
Total investment securities	430,890	5,983	5.59	443,326	6,242	5.59
Available for sale securities
Taxable3	9,876,508	59,656	2.48	9,845,351	54,839	2.37
Tax-exempt3	70,719	893	5.17	69,172	896	5.14
Total available for sale securities3	9,947,227	60,549	2.50	9,914,523	55,735	2.39
Mortgage trading securities	555,233	3,487	2.79	660,025	4,877	2.98
Residential mortgage loans held for sale	182,372	1,768	3.90	201,242	2,032	4.01
Loans2	11,436,811	128,067	4.50	11,152,315	130,736	4.65
Less allowance for loan losses	252,538	–		266,473	–
Loans, net of allowance	11,184,273	128,067	4.61	10,885,842	130,736	4.76
Total earning assets3	22,406,673	200,302	3.64	22,214,965	200,314	3.69
Cash and other assets	3,109,910			3,422,475
Total assets	$25,516,583			$25,637,440

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,319,978	$3,826	0.17%	$9,276,608	$4,213	0.18%
Savings	241,442	142	0.24	220,236	146	0.26
Time	3,246,362	13,530	1.68	3,485,059	14,922	1.70
Total interest-bearing deposits	12,807,782	17,498	0.55	12,981,903	19,281	0.59
Funds purchased	1,337,614	312	0.09	1,197,154	186	0.06
Repurchase agreements	1,183,778	265	0.09	1,189,861	404	0.13
Other borrowings	72,911	1,012	5.58	88,489	1,059	4.75
Subordinated debentures	397,440	5,552	5.62	398,858	5,640	5.61
Total interest-bearing liabilities	15,799,525	24,639	0.63	15,856,265	26,570	0.66
Non-interest bearing demand deposits	5,847,682			5,588,596
Other liabilities	1,034,143			1,422,092
Total equity	2,835,233			2,770,487
Total liabilities and equity	$25,516,583			$25,637,440

Tax-equivalent Net Interest Revenue3		$175,663	3.01%		$173,744	3.03%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.19			3.20
Less tax-equivalent adjustment1		2,094			2,274
Net Interest Revenue		173,569			171,470
Provision for credit losses		–			(15,000)
Other operating revenue		140,381			138,027
Other operating expense		185,237			219,197
Income before taxes		128,713			105,300
Federal and state income tax		45,520			37,396
Net income before non-controlling interest		83,193			67,904
Net income (loss) attributable to non-controlling interest		(422)			911
Net income attributable to BOK Financial Corp.		$83,615			$66,993

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.22			$0.98
Diluted		$1.22			$0.98
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
September 30, 2011			June 30, 2011			March 31, 2011
Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
Balance	Expense1	Rate	Balance	Expense1	Rate	Balance	Expense1	Rate

$12,344	$5	0.16%	$8,814	$3	0.14%	$20,680	$4	0.08%
88,576	637	2.85	80,113	584	2.92	60,768	576	3.84

194,371	2,759	5.63	183,084	2,800	6.13	154,562	2,345	6.15
135,256	1,683	4.94	174,614	2,100	4.82	184,684	2,214	4.88
329,627	4,442	5.35	357,698	4,900	5.49	339,246	4,559	5.46

9,586,411	66,040	2.82	9,473,401	69,978	3.02	9,311,980	69,014	3.15
70,181	870	4.92	70,081	894	5.12	64,694	906	5.68
9,656,592	66,910	2.83	9,543,482	70,872	3.04	9,376,674	69,920	3.17
594,629	5,299	3.66	518,073	5,243	4.42	397,093	3,230	3.74
156,621	1,616	4.09	134,876	1,505	4.48	125,494	1,339	4.33
10,872,805	129,073	4.71	10,680,755	124,871	4.69	10,653,756	124,782	4.75
285,570	–	–	291,308	–	–	295,014	–	–
10,587,235	129,073	4.84	10,389,447	124,871	4.82	10,358,742	124,782	4.89
21,425,624	207,982	3.91	21,032,503	207,978	4.01	20,678,697	204,410	4.09
3,196,114			2,946,732			3,061,077
$24,621,738			$23,979,235			$23,739,774

$9,310,046	$5,488	0.23	$9,184,141	$6,130	0.27	$9,632,595	$7,584	0.32
214,979	183	0.34	210,707	203	0.39	203,638	187	0.37
3,617,731	16,736	1.84	3,632,130	16,827	1.86	3,616,991	16,271	1.82
13,142,756	22,407	0.68	13,026,978	23,160	0.71	13,453,224	24,042	0.72
994,099	135	0.05	1,168,670	276	0.09	820,969	320	0.16
1,128,275	495	0.17	1,004,217	513	0.20	1,062,359	1,041	0.40
128,288	1,701	5.26	187,441	2,226	4.76	144,987	470	1.31
398,812	5,627	5.60	398,767	5,541	5.57	398,723	5,577	5.67
15,792,230	30,365	0.76	15,786,073	31,716	0.81	15,880,262	31,450	0.80
5,086,538			4,554,000			4,265,657
1,004,564			988,273			1,029,058
2,738,406			2,650,889			2,564,797
$24,621,738			$23,979,235			$23,739,774

	$177,617	3.15%		$176,262	3.20%		$72,960	3.29%
		3.34			3.40			3.47
	2,233			2,261			2,321
	175,384			174,001			170,639
	–			2,700			6,250
	173,977			142,960			117,578
	220,896			203,209			178,449
	128,465			111,052			103,518
	43,006			39,357			38,752
	85,459			71,695			64,766
	358			2,688			(8)
	$85,101			$69,007			$64,774

	$1.24			$1.01			$0.95
	$1.24			$1.00			$0.94

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)
	Three Months Ended
	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Interest revenue	$198,208	$198,040	$205,749	$205,717	$202,089
Interest expense	24,639	26,570	30,365	31,716	31,450
Net interest revenue	173,569	171,470	175,384	174,001	170,639
Provision for (reduction of) allowance for credit losses	–	(15,000)	–	2,700	6,250
Net interest revenue after provision for credit losses	173,569	186,470	175,384	171,301	164,389
Other operating revenue
Brokerage and trading revenue	31,111	25,629	29,451	23,725	25,376
Transaction card revenue	25,430	25,960	31,328	31,024	28,445
Trust fees and commissions	18,438	17,865	17,853	19,150	18,422
Deposit service charges and fees	24,379	24,921	24,614	23,857	22,480
Mortgage banking revenue	33,078	25,438	29,493	19,356	17,356
Bank-owned life insurance	2,871	2,784	2,761	2,872	2,863
Other revenue	9,027	9,189	10,535	7,842	8,332
Total fees and commissions	144,334	131,786	146,035	127,826	123,274
Gain (loss) on other assets, net	(356)	1,897	712	3,344	(68)
Gain (loss) on derivatives, net	(2,473)	(174)	4,048	1,225	(2,413)
Gain (loss) on mortgage trading securities	(1,733)	222	17,788	9,921	(3,518)
Gain on available for sale securities, net	4,331	7,080	16,694	5,468	4,902
Total other-than-temporary impairment losses	(505)	(1,037)	(9,467)	(74)	–
Portion of loss reclassified from other comprehensive income	(3,217)	(1,747)	(1,833)	(4,750)	(4,599)
Net impairment losses recognized in earnings	(3,722)	(2,784)	(11,300)	(4,824)	(4,599)
Total other operating revenue	140,381	138,027	173,977	142,960	117,578
Other operating expense
Personnel	114,769	121,129	103,260	105,603	99,994
Business promotion	4,388	5,868	5,280	4,777	4,624
Contribution to BOKF Charitable Foundation	–	–	4,000	–	–
Professional fees and services	7,599	7,664	7,418	6,258	7,458
Net occupancy and equipment	16,023	16,826	16,627	15,554	15,604
Insurance	3,866	3,636	2,206	4,771	6,186
Data processing and communications	22,144	26,599	24,446	24,428	22,503
Printing, postage and supplies	3,311	3,637	3,780	3,586	3,082
Net losses and operating expenses of repossessed assets	2,245	6,180	5,939	5,859	6,015
Amortization of intangible assets	575	895	896	896	896
Mortgage banking costs	7,573	10,154	9,349	8,968	6,471
Change in fair value of mortgage servicing rights	(7,127)	5,261	24,822	13,493	(3,129)
Other expense	9,871	11,348	12,873	9,016	8,745
Total other operating expense	185,237	219,197	220,896	203,209	178,449
Income before taxes	128,713	105,300	128,465	111,052	103,518
Federal and state income tax	45,520	37,396	43,006	39,357	38,752
Net income before non-controlling interest	83,193	67,904	85,459	71,695	64,766
Net income (loss) attributable to non-controlling interest	(422)	911	358	2,688	(8)
Net income attributable to BOK Financial Corp.	$83,615	$66,993	$85,101	$69,007	$64,774

Earnings per share:
Basic	$1.22	$0.98	$1.24	$1.01	$0.95
Diluted	$1.22	$0.98	$1.24	$1.00	$0.94
Average shares used in computation:
Basic	67,665,300	67,526,009	67,827,591	67,898,483	67,901,722
Diluted	67,941,895	67,774,721	68,037,419	68,169,485	68,176,527

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Jaunary 1, 2012 to January 31, 2012	58,025	$57.96	–	653,902
February 1, 2012 to February 29, 2012	246,614	$53.35	246,000	407,902
March 1, 2012 to March 31, 2012	100,257	$53.47	99,300	308,602
Total	404,896		345,300
1
On April 26, 2005, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock. As of March 31, 2012, the Company had repurchased 1,691,398 shares under this plan.

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

Date:   May 8, 2012

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer