Form 10-Q
period 2012-06-30
BOK FINANCIAL CORP ET AL
filed 2012-08-07
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,144,159 shares of common stock ($.00006 par value) as of June 30, 2012.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2012

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $97.6 million or $1.43 per diluted share for the second quarter of 2012, compared to $69.0 million or $1.00 per diluted share for the second quarter of 2011 and $83.6 million or $1.22 per diluted share for the first quarter of 2012. Net income for the six months ended June 30, 2012 totaled $181.2 million or $2.65 per diluted share compared with net income of $133.8 million or $1.95 per diluted share for the six months ended June 30, 2011.

Improvement in credit quality increased net income by more than $14 million or $0.21 per diluted share during the second quarter of 2012. The Company recognized a $14 million pretax gain on the sale of common stock received in settlement of a defaulted loan and recorded an $8 million negative provision for credit losses.

Highlights of the second quarter of 2012 included:

•
Net interest revenue totaled $181.4 million for the second quarter of 2012, compared to $174.0 million for the second quarter of 2011 and $173.6 million for the first quarter of 2012. Net interest margin was 3.30% for the second quarter of 2012. Net interest margin was 3.40% for the second quarter of 2011 and 3.19% for the first quarter of 2012. Net interest revenue in the second quarter of 2012 included $2.9 million from the full recovery of a nonaccruing commercial loan. Excluding this recovery, net interest margin was 3.25%. The increase in net interest revenue compared to the second quarter of 2011 was due primarily to lower funding costs. Interest expense decreased $10.0 million due primarily to lower rates paid on interest bearing deposits. Net interest earned from the increase in average loan and securities balances was offset by the reinvestment of cash flows from the securities portfolio at lower current market rates and decreased loan yield.

•
Fees and commissions revenue totaled $154.5 million for the second quarter of 2012 compared to $127.8 million for the second quarter of 2011 and $144.3 million for the first quarter of 2012. Mortgage banking revenue increased $20.2 million over the second quarter of 2011 and $6.5 million over the first quarter of 2012 due primarily to an increase in loan production volume and improved pricing of loans sold which resulted from continued low interest rates. Nearly all other fee-based revenue sources increased over the prior year and quarter.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $212.3 million, up $22.6 million over the second quarter of 2011 and up $20.0 million over the previous quarter. Personnel costs increased $16.7 million over the second quarter of 2011 and increased $7.5 million over the first quarter of 2012 due largely to incentive compensation. Non-personnel expenses increased $5.9 million over the second quarter of 2011 and increased $12.4 million over the prior quarter.

•
An $8.0 million negative provision for credit losses was recorded in the second quarter of 2012. No provision for loan losses was recorded in the first quarter of 2012 and a $2.7 million provision for credit losses was recorded in the second quarter of 2011. Net loans charged off totaled $4.8 million or 0.17% of average loans on an annualized basis for the second quarter of 2012 compared to $8.5 million or 0.30% on an annualized basis in the first quarter of 2012 and $8.5 million or 0.32% of average loans on an annualized basis in the second quarter of 2011.

•
The combined allowance for credit losses totaled $241 million or 2.09% of outstanding loans at June 30, 2012, down from $254 million or 2.20% of outstanding loans at March 31, 2012. Nonperforming assets totaled $279 million or 2.38% of outstanding loans and repossessed assets at June 30, 2012 compared to $336 million or 2.87% of outstanding loans and repossessed assets at March 31, 2012.

•
Outstanding loan balances were $11.6 billion at June 30, 2012, flat compared to March 31, 2012. Commercial loan balances increased $93 million and residential mortgage loans were up $37 million over March 31, 2012. Commercial real estate loans decreased $107 million and consumer loans decreased $24 million.

•
Period-end deposits totaled $18.3 billion at June 30, 2012 compared to $18.5 billion at March 31, 2012. Demand deposit accounts increased $251 million, offset by a $357 million decrease in interest-bearing transaction accounts and a $58 million decrease in time deposits.

•
The tangible common equity ratio was 10.07% at June 30, 2012 and 9.75% at March 31, 2012. The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) minus intangible assets and equity that does not benefit common shareholders.

•
The Company and its subsidiary bank continue to exceed the regulatory definition of well capitalized. The Company’s Tier 1 capital ratios as defined by banking regulations were 13.62% at June 30, 2012 and 13.03% at March 31, 2012.

•
The Company paid a cash dividend of $26 million or $0.38 per common share during the second quarter of 2012. On July 31, 2012 the board of directors approved a quarterly cash dividend of $0.38 per common share payable on or about August 31, 2012 to shareholders of record as of August 17, 2012.

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

Net interest revenue totaled $181.4 million for the second quarter of 2012 compared to $174.0 million for the second quarter of 2011 and $173.6 million for the first quarter of 2012. Net interest margin was 3.30% for the second quarter of 2012, 3.19% for the first quarter of 2012 and 3.40% for the second quarter of 2011. Net interest revenue for the second quarter of 2012 included $2.9 million from a full recovery of a nonaccruing commercial loan. Excluding this recovery, net interest margin was 3.25% for the second quarter of 2012. Net interest revenue increased over the second quarter of 2011 primarily due to lower funding costs. Interest expense on deposit accounts decreased $6.8 million. Interest expense on other borrowed funds decreased $1.2 million and interest expense on subordinated debentures decreased $2.0 million. Net interest earned from the increase in average loan and securities balances was offset by the reinvestment of cash flows from the securities portfolio at lower rates and decreased loan yield.

Net interest margin declined compared to the the second quarter of 2011 due primarily to lower yields on our available for sale securities portfolio, partially offset by lower funding costs. The tax-equivalent yield on earning assets was 3.69% for the second quarter of 2012, down 32 basis points from the second quarter of 2011. Excluding the interest recovery, the tax equivalent yield on earning assets was 3.64% and loan yields decreased 21 basis points to 4.48%. Loan yields decreased due primarily to a combination of narrowing credit spreads and changes in market interest rates. The available for sale securities portfolio yield decreased 50 basis points to 2.54%. Cash flows from these securities were reinvested at current lower rates. Funding costs were down 25 basis points from the second quarter of 2011. The cost of interest-bearing deposits decreased 17 basis points and the cost of other borrowed funds decreased 26 basis points. The average rate of interest paid on subordinated debentures decreased 162 basis points compared to the second quarter of 2011. The interest rate on $233 million of these subordinated debentures converted from a fixed rate of interest of 5.75% to a floating interest rate based on LIBOR plus 0.69% as of May 15, 2012. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 18 basis points in the second quarter of 2012 compared to 20 basis points in the second quarter of 2011.

Average earning assets for the second quarter of 2012 increased $1.5 billion or 7% over the second quarter of 2011. Average loans, net of allowance for loan losses, increased $983 million over the second quarter of 2011 due primarily to growth in average commercial and residential loans. The average balance of available for sale securities, which consist largely of U.S. government agency issued residential mortgage-backed securities, increased $548 million. We purchased these securities to supplement earnings, especially in a period of declining loan demand, and to manage interest rate risk.

Average deposits increased $869 million over the second quarter of 2011, including a $1.7 billion increase in average demand deposit balances, partially offset by a $500 million decrease in average time deposits and a $404 million decrease in average interest-bearing transaction accounts. Average borrowed funds increased $562 million over the second quarter of 2011.

Net interest margin increased 11 basis points over the first quarter of 2012.  Excluding the impact of the interest recovery, net interest margin increased 6 basis points. The yield on average assets was flat compared to the prior quarter. The loan portfolio yield decreased 2 basis points. The yield on the available for sale securities portfolio increased 4 basis points primarily due to efforts to reduce our prepayment risk on our mortgage-backed securities portfolio. The cost of interest-bearing liabilities decreased 7 basis points from the previous quarter, including a 167 basis point decrease in the average rate paid on subordinated debentures due to the change from a fixed to floating rate of interest.

Average earning assets for the second quarter of 2012 increased $163 million over the first quarter of 2012. Average outstanding loans, net of allowance for loan losses, increased $188 million largely due to growth in average commercial loan balances. The average balance of the available for sale securities portfolio increased $144 million and the average balance of the fair value option securities portfolio decreased $219 million. Fair value option securities include residential mortgage-backed securities guaranteed by U.S. government agencies that we have elected to carry at fair value held as an economic hedge on our mortgage servicing rights. The balance of these securities can fluctuate significantly. Average deposits decreased by $206 million during the second quarter of 2012, including a $431 million increase in demand deposits partially offset by a $540 million decrease in interest-bearing transaction accounts and a $114 million decrease in time deposits. The average balance of borrowed funds increased $328 million and the average balance of subordinated debentures decreased by $40 million.

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

Table 1 – Volume / Rate Analysis (In thousands)

	Three Months Ended June 30, 2012 / 2011			Six Months Ended June 30, 2012 / 2011
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$1	$3	$(2)	$(1)	$—	$(1)
Trading securities	(37)	353	(390)	(165)	450	(615)
Investment securities:
Taxable securities	1,482	1,610	(128)	3,571	3,273	298
Tax-exempt securities	(638)	(665)	27	(1,303)	(1,237)	(66)
Total investment securities	844	945	(101)	2,268	2,036	232
Available for sale securities:
Taxable securities	(8,395)	3,651	(12,046)	(17,753)	6,495	(24,248)
Tax-exempt securities	49	130	(81)	35	129	(94)
Total available for sale securities	(8,346)	3,781	(12,127)	(17,718)	6,624	(24,342)
Fair value option securities	(2,932)	(1,064)	(1,868)	(2,675)	(729)	(1,946)
Residential mortgage loans held for sale	279	576	(297)	708	1,045	(337)
Loans	7,528	10,615	(3,087)	10,805	19,758	(8,953)
Total tax-equivalent interest revenue	(2,663)	15,209	(17,872)	(6,778)	29,184	(35,962)
Interest expense:
Transaction deposits	(2,558)	(222)	(2,336)	(6,316)	(145)	(6,171)
Savings deposits	(56)	37	(93)	(101)	60	(161)
Time deposits	(4,156)	(2,189)	(1,967)	(6,897)	(3,795)	(3,102)
Funds purchased	398	178	220	390	214	176
Repurchase agreements	(248)	34	(282)	(1,024)	137	(1,161)
Other borrowings	(1,373)	(1,097)	(276)	(831)	(2,026)	1,195
Subordinated debentures	(2,029)	(493)	(1,536)	(2,054)	(538)	(1,516)
Total interest expense	(10,022)	(3,752)	(6,270)	(16,833)	(6,093)	(10,740)
Tax-equivalent net interest revenue	7,359	18,961	(11,602)	10,055	35,277	(25,222)
Change in tax-equivalent adjustment	(9)			(236)
Net interest revenue	$7,368			$10,291
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $187.0 million for the second quarter of 2012 compared to $143.0 million for the second quarter of 2011 and $140.4 million for the first quarter of 2012. Fees and commissions revenue increased $26.6 million over the second quarter of 2011. Net gains on securities, derivatives and other assets increased $13.5 million due primarily to a $14.2 million gain from the sale of $26 million of stock received received in settlement of a defaulted loan. Other-than-temporary impairment charges recognized in earnings in the second quarter of 2012 were $4.0 million less than charges recognized in the second quarter of 2011.

Other operating revenue increased $46.7 million compared to the first quarter of 2012. Fees and commissions revenue increased $10.1 million. Net gains on securities, derivatives and other assets increased $33.7 million. Other-than-temporary impairment charges recognized in earnings were $2.9 million less than charges recognized in the first quarter of 2012.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended June 30,				Three Months Ended
	2012	2011	Increase(Decrease)	% Increase(Decrease)	March 31, 2012	Increase(Decrease)	% Increase(Decrease)
Brokerage and trading revenue	$32,600	$23,725	$8,875	37%	$31,111	$1,489	5%
Transaction card revenue	26,758	31,024	(4,266)	(14)%	25,430	1,328	5%
Trust fees and commissions	19,931	19,150	781	4%	18,438	1,493	8%
Deposit service charges and fees	25,216	23,857	1,359	6%	24,379	837	3%
Mortgage banking revenue	39,548	19,356	20,192	104%	33,078	6,470	20%
Bank-owned life insurance	2,838	2,872	(34)	(1)%	2,871	(33)	(1)%
Other revenue	7,559	7,842	(283)	(4)%	9,027	(1,468)	(16)%
Total fees and commissions revenue	154,450	127,826	26,624	21%	144,334	10,116	7%
Gain (loss) on other assets, net	3,765	3,344	421	N/A	(356)	4,121	N/A
Gain (loss) on derivatives, net	2,345	1,225	1,120	N/A	(2,473)	4,818	N/A
Gain (loss) on fair value option securities, net	6,852	9,921	(3,069)	N/A	(1,733)	8,585	N/A
Gain on available for sale securities	20,481	5,468	15,013	N/A	4,331	16,150	N/A
Total other-than-temporary impairment	(135)	(74)	(61)	N/A	(505)	370	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	(723)	(4,750)	4,027	N/A	(3,217)	2,494	N/A
Net impairment losses recognized in earnings	(858)	(4,824)	3,966	N/A	(3,722)	2,864	N/A
Total other operating revenue	$187,035	$142,960	$44,075	31%	$140,381	$46,654	33%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 46% of total revenue for the second quarter of 2012, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by further development of our presence in markets outside of Oklahoma.  However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer derivative and investment banking increased $8.9 million or 37% compared to the second quarter of 2011. Securities trading revenue totaled $16.1 million for the second quarter of 2012, up $2.8 million over the second quarter of 2011. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers. We believe these activities will be permitted under the Volcker Rule of the Dodd-Frank Act.

Revenue earned from retail brokerage transactions increased $713 thousand or 10% over the second quarter of 2011 to $8.1 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue growth was primarily due to increased market volatility which increased customer demand.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $4.2 million for the second quarter of 2012, up $3.1 million over the second quarter of 2011. The Company received a $2.9 million recovery from the Lehman Brothers bankruptcy in the second quarter of 2012 related to derivative contract losses incurred in 2008. In addition, revenue from to be announced (“TBA”) residential mortgage backed securities which are classified as interest rate derivative contracts sold to our mortgage banking customers increased over the second quarter of 2011.

Investment banking includes fees earned upon completion of underwriting and financial advisory services totaled $4.2 million for the second quarter of 2012, a $2.3 million or 116% increase over the second quarter of 2011 related to the timing and volume of completed transactions. The increased volume of transactions is primarily the result of the Company's expansion of its municipal financial advisory service capacity, particularly in the Texas market.

Brokerage and trading revenue increased $1.5 million over the first quarter of 2012. Investment banking fees were up $1.2 million over the first quarter of 2012. Retail brokerage fees were up $512 thousand over the first quarter of 2012. Securities trading and customer hedging revenue were both flat compared to the prior quarter. The impact of the Lehman recovery was offset by a $1.2 million decrease in revenue from energy derivative contracts due to a decline in contract volumes. Revenue from interest rate derivative contracts decreased $616 thousand primarily due to changes in the fair value of TBA securities sold to our mortgage banking customers compared to the first quarter of 2012.

We continue to monitor the on-going development of rules to implement the Volcker Rule in Title VI of the Dodd-Frank Act which prohibits banking entities from engaging in proprietary trading as defined by the Dodd-Frank Act and restricts sponsorship of, or investment in, private equity funds and hedge funds, subject to limited exceptions. Based on the proposed rules, we expect the Company's trading activity to be largely unaffected, as our trading activities are all done for the benefit of the customers and securities traded are mostly exempted under the proposed rules. The Company's private equity investment activity may be curtailed, but is not expected to result in a material impact to the Company's financial statements. Final regulations will likely impose additional operating and compliance costs as presently proposed.

Title VII of the Dodd-Frank Act subjects nearly all derivative transactions to Commodity Futures Trading Commission (“CFTC”) or Securities and Exchange Commission (“SEC”) regulations. Title VII, among other things, imposes registration, recordkeeping, reporting, capital and margin, as well as business conduction requirements on major swap dealers and major swap participants. The CFTC and SEC delayed the effective dates of a large portion of the proposed regulations under Title VII until December 31, 2012. On April 18, 2012, the CFTC and SEC both approved interim final rules on the definition of swaps dealers. Under these rules, entities transacting, as a dealer, less than $8 billion in notional value of swaps over any 12 month period during the first three years after the rules are effective will be exempt from the definition of swaps dealer; after that three year period, the $8 billion amount may become $3 billion, subject to the results of studies the commissions intend to undertake once the derivatives rules are effective. For purposes of the foregoing test, certain derivatives transactions entered into by a customer in connection with a loan from the Company are not considered dealing activity.  The “swap dealer” definitional rules are scheduled to go into effect in October 2012. The Company currently estimates that its volume of swap activities (excluding transactions entered into in connection with a loan from the Company to its customers) are unlikely to require it to register as a “swap dealer”, at least at any time prior to October 2015 (the minimum period for which the $8 billion notional value threshold will be in effect).  Although the ultimate impact of Title VII remains uncertain, we currently believe its full implementation is likely not to impose significantly higher compliance costs on the Company.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the second quarter of 2012 decreased $4.3 million or 14% compared to the second quarter of 2011. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $13.5 million, up $1.0 million or 8% over the second quarter of 2011, due primarily to increased transaction volumes. Merchant services fees paid by customers for account management and electronic processing of card transactions and revenue from interchange fees from debit cards issued by the Company were both down primarily due to the impact of interchange fee regulations, commonly referred to as the Durbin Amendment, which became effective on October 1, 2011. Merchant services fees totaled $8.8 million, down $366 thousand or 4% compared to the prior year. Revenue from interchange fees paid by merchant banks for transactions processed from debit cards issued by the Company totaled $4.5 million for the second quarter of 2012 compared to $9.3 million for the second quarter of 2011.

Transaction card revenue increased $1.3 million over the first quarter of 2012. Merchant services fees for account management and electronic processing of card transactions increased $885 thousand, revenue from interchange fees paid by merchant banks for transactions processed from debit cards issued by the Company increased $253 thousand and revenue from processing transactions on behalf of members of our TransFund EFT network increased $190 thousand.

Trust fees and commissions increased $781 thousand or 4% compared to the second quarter of 2011. We continue to voluntarily waive administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $2.2 million for the second quarter of 2012, $1.6 million for the second quarter of 2011 and $2.6 million for the first quarter of 2012. The fair value of trust assets administered by the Company totaled $35.3 billion at June 30, 2012, $33.1 billion at June 30, 2011 and $35.7 billion at March 31, 2012. Trust fees and commissions increased $1.5 million compared to the first quarter of 2012 primarily due to the timing of annual tax service fees.

Deposit service charges and fees increased $1.4 million or 6% over the second quarter of 2011. Overdraft fees totaled $14.3 million for the second quarter of 2012, down $384 thousand or 3% compared to the second quarter of 2011. Commercial account service charge revenue totaled $8.7 million, up $929 thousand or 12% over the prior year. The average earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances, decreased 23 basis points compared to the prior year to better align with market interest rates. Service charges on deposit accounts with a standard monthly fee also increased $810 thousand or 58% over the second quarter of 2011.

Deposit service charges and fees increased $837 thousand over the prior quarter. Overdraft fees increased $748 thousand and service charges on deposit accounts with a standard monthly fee increased $596 thousand, partially offset by a $457 thousand decrease in commercial account service charges.

Mortgage banking revenue increased $20.2 million over the second quarter of 2011 primarily due to increased mortgage loan production volume and improved pricing of loans sold which resulted from continued low interest rates. Revenue from originating and marketing mortgage loans totaled $29.7 million, up $20.3 million or 216% over the second quarter of 2011. Mortgage loans funded for sale totaled $842 million in the second quarter of 2012 and $484 million in the second quarter of 2011. Outstanding commitments to originate mortgage loans were up $236 million or 151% over June 30, 2011. Mortgage servicing revenue decreased $88 thousand or 1% compared to the second quarter of 2011. The outstanding principal balance of mortgage loans serviced for others totaled $11.6 billion, up $281 million over June 30, 2011.

Mortgage banking revenue increased $6.5 million compared to the first quarter of 2012 primarily due to a $6.6 million increase in revenue from originating and marketing residential mortgage loans. Residential mortgage loans funded for sale increased $96 million compared to the previous quarter. Outstanding commitments to originate mortgage loans were up $90 million or 30% over March 31, 2012. Mortgage servicing revenue was largely unchanged compared to the prior quarter. The outstanding balance of mortgage loans serviced for others was up $186 million over March 31, 2012 .

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended June 30,			%	Three Months Ended		%
	2012	2011	Increase (Decrease)	Increase (Decrease)	March 31, 2012	Increase (Decrease)	Increase (Decrease)
Originating and marketing revenue	$29,689	$9,409	$20,280	216%	$23,081	$6,608	29%
Servicing revenue	9,859	9,947	(88)	(1)%	9,997	(138)	(1)%
Total mortgage revenue	$39,548	$19,356	$20,192	104%	$33,078	$6,470	20%

Mortgage loans funded for sale	$841,959	$483,808	$358,151	74%	$746,241	$95,718	13%
Mortgage loan refinances to total funded	51%	36%			67%

	June 30,
	2012	2011	Increase	% Increase	March 31, 2012	Increase	% Increase
Outstanding principal balance of mortgage loans serviced for others	$11,564,643	$11,283,442	$281,201	2%	$11,378,806	$185,837	2%
Net gains on securities, derivatives and other assets

In the second quarter of 2012, we recognized a $14.2 million gain on the sale of $26 million of common stock received in 2009 in partial satisfaction of a defaulted commercial loan. In addition, we recognized $6.1 million in gains on sales of $433 million of residential mortgage-backed securities guaranteed by U.S. government agencies. Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure to prepayment risk. We recognized $5.5 million of gains on sales of $654 million of available for sale securities in the second quarter of 2011 and $11.7 million of net gains on sales of $892 million of U.S. government agency mortgage-backed securities held as available for sale in the first quarter of 2012.

We also sold $107 million of privately issued residential mortgage-backed securities at a $7.4 million loss in March 2012. The fair value of these securities increased nearly 10% between December 31, 2011 and February 29, 2012. In response to this increase in fair value, management evaluated all privately issued residential mortgage-backed securities to determine which securities we did not intend to sell based on their expected performance. All securities which we believed to have reached their expected maximum potential at that time were sold in March.

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

Changes in the fair value of mortgage servicing rights are highly dependent on changes in primary mortgage rates, rates offered to borrowers, and assumptions about servicing revenues, servicing costs and discount rates. Changes in the fair value of residential mortgage-backed securities and interest rate derivative contracts are highly dependent on changes in secondary mortgage rates, or rates required by investors. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in assumptions and the spread between the primary and secondary rates can cause significant quarterly earnings volatility.

Table 4 following shows the relationship between changes in the fair value of mortgage servicing rights and interest rate derivative contracts designated as an economic hedge.

Table 4 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011
Gain (loss) on mortgage hedge derivative contracts, net	$2,623	$(2,445)	$1,224
Gain (loss) on fair value option securities, net	6,908	(2,393)	9,921
Gain (loss) on economic hedge of mortgage servicing rights	9,531	(4,838)	11,145
Gain (loss) on change in fair value of mortgage servicing rights	(11,450)	7,127	(13,493)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$(1,919)	$2,289	$(2,348)

Net interest revenue on fair value option securities	$2,148	$3,165	$5,120

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized other-than-temporary impairment losses on certain private-label residential mortgage-backed securities of $858 thousand in earnings during the second quarter of 2012. These losses primarily related to additional declines in projected cash flows of private-label mortgage backed securities as a result of increased home price depreciation on privately issued residential mortgage-backed securities that we do not intend to sell. We recognized other-than-temporary impairment losses in earnings of $4.8 million in the second quarter of 2011 and $3.7 million in the first quarter of 2012.

Other Operating Expense

Other operating expense for the second quarter of 2012 totaled $223.8 million, up $20.6 million or 10% over the second quarter of 2011. Changes in the fair value of mortgage servicing rights increased operating expense $11.5 million in the second quarter of 2012 and $13.5 million in the second quarter of 2011. Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $22.6 million or 12% over the second quarter of 2011. Personnel expenses increased $16.7 million or 16%. Non-personnel expenses increased $5.9 million or 7%.

Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $20.0 million over the previous quarter. Personnel expenses increased $7.5 million and non-personnel expenses increased $12.4 million.

Table 5 – Other Operating Expense
(In thousands)

	Three Months Ended June 30,		Increase	% Increase	Three Months Ended March 31,	Increase	% Increase
	2012	2011	(Decrease)	(Decrease)	2012	(Decrease)	(Decrease)
Regular compensation	$65,218	$61,380	$3,838	6%	$63,132	$2,086	3%
Incentive compensation:
Cash-based	27,950	23,530	4,420	19%	26,241	1,709	7%
Stock-based	11,349	3,122	8,227	264%	6,625	4,724	71%
Total incentive compensation	39,299	26,652	12,647	47%	32,866	6,433	20%
Employee benefits	17,780	17,571	209	1%	18,771	(991)	(5)%
Total personnel expense	122,297	105,603	16,694	16%	114,769	7,528	7%
Business promotion	6,746	4,777	1,969	41%	4,388	2,358	54%
Professional fees and services	8,343	6,258	2,085	33%	7,599	744	10%
Net occupancy and equipment	16,906	15,554	1,352	9%	16,023	883	6%
Insurance	4,011	4,771	(760)	(16)%	3,866	145	4%
Data processing & communications	25,264	24,428	836	3%	22,144	3,120	14%
Printing, postage and supplies	3,903	3,586	317	9%	3,311	592	18%
Net losses & operating expenses of repossessed assets	5,912	5,859	53	1%	2,245	3,667	163%
Amortization of intangible assets	545	896	(351)	(39)%	575	(30)	(5)%
Mortgage banking costs	11,173	8,968	2,205	25%	7,573	3,600	48%
Change in fair value of mortgage servicing rights	11,450	13,493	(2,043)	(15)%	(7,127)	18,577	(261)%
Other expense	7,236	9,016	(1,780)	(20)%	9,871	(2,635)	(27)%
Total other operating expense	$223,786	$203,209	$20,577	10%	$185,237	$38,549	21%

Number of employees (full-time equivalent)	4,585	4,530	55	1%	4,630	(45)	(1)%

Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs increased $3.8 million or 6% over the second quarter of 2011 primarily due to standard annual merit increases which were effective in the second quarter of 2012. The Company generally awards annual merit increases during the first quarter for a majority of its staff.

Incentive compensation increased $12.6 million or 47% over the second quarter of 2011. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $4.4 million or

19% over the second quarter of 2011. Cash-based incentive compensation related to brokerage and trading revenue was up $4.6 million over the second quarter of 2011 and all other cash-based incentive compensation was essentially flat compared to the prior year.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense for equity awards increased $712 thousand over the second quarter of 2011. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value. Compensation expense related to liability awards increased $7.5 million over the second quarter of 2011 primarily due to the timing of accruals related to the BOK Financial Corp. True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan is designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks.

Employee benefit expense was essentially flat compared to the second quarter of 2011. Increased expenses related to payroll tax were offset by lower employee medical insurance costs.

Personnel expense increased $7.5 million compared to the first quarter of 2012. Incentive compensation increased $6.4 million over the first quarter of 2012. Stock-based compensation increased $4.7 million due to the timing of accruals and cash-based incentive compensation increased $1.7 million. Regular compensation expense increased $2.1 million over the first quarter of 2012 due to standard annual merit increases which were fully effective in the second quarter of 2012.

Employee benefit expenses decreased $1.0 million compared to the first quarter of 2012 due to seasonal decreases in payroll tax expense and lower employee medical costs.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $5.9 million over the second quarter of 2011. Mortgage banking costs increased $2.2 million due primarily to a $3.7 million increase in the provision for potential losses on loans sold to government sponsored entities under standard representation and warranties. While the number of actual repurchases has remained low, the loss severity has trended higher. The accrual for potential losses totaled $5.0 million at June 30, 2012. Professional fees and services increased $2.1 million primarily due to increased loan volumes and business promotion expense increased $2.0 million due to the timing of marketing expenses. Net losses and operating expenses of repossessed assets were flat compared to the second quarter of 2011.

Excluding changes in the fair value of mortgage servicing rights, non-personnel operating expenses increased $12.4 million compared to the first quarter of 2012. Net losses and operating expenses on repossessed properties were up $3.7 million over the first quarter of 2012. Losses on sales and write-downs of repossessed assets increased by $2.7 million. Write-downs of repossessed assets were up primarily due to the timing of regularly scheduled appraisal updates, partially offset by decreased losses on sales of repossessed assets. Operating expenses of repossessed assets were up $945 thousand over the first quarter. Mortgage banking costs were up $3.6 million primarily due to increased provision for potential losses on loans sold to government sponsored entities under standard representations and warranties. Data processing and communication expense increased $3.1 million. Data processing and communications expense in the first quarter was lower due to the favorable resolution of a dispute with a service provider. Business promotion expense was up $2.4 million due primarily to timing of marketing expenses.

Income Taxes

Income tax expense was $53.1 million or 35% of book taxable income for the second quarter of 2012 compared to $39.4 million or 35% of book taxable income for the second quarter of 2011 and $45.5 million or 35% of book taxable income for the first quarter of 2012.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $13 million at June 30, 2012, March 31, 2012 and June 30, 2011.

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

As shown in Table 6, net income attributable to our lines of business increased $21.8 million over the second quarter of 2011. The increase in net income attributed to our lines of business was due primarily to growth in mortgage banking revenue and a gain on the sale of stock received in partial satisfaction of a defaulted loan, along with a decrease in net loans charged off.

Table 6 – Net Income by Line of Business (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Commercial Banking	$43,369	$31,539	$76,438	$60,179
Consumer Banking	14,726	7,099	34,184	13,616
Wealth Management	6,274	3,904	10,295	8,194
Subtotal	64,369	42,542	120,917	81,989
Funds Management and other	33,259	26,465	60,326	51,792
Total	$97,628	$69,007	$181,243	$133,781

Commercial Banking

Commercial Banking contributed $43.4 million to consolidated net income in the second quarter of 2012, up $11.8 million or 38% over the second quarter of 2011. A gain on the sale of stock received in partial satisfaction of a defaulted loan and the full recovery of a nonaccruing commercial loan added $11.7 million to net income provided by Commercial Banking in the second quarter of 2012.

Table 7 – Commercial Banking (Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue from external sources	$93,360	$85,325	$8,035		$182,698	$168,583	$14,115
Net interest expense from internal sources	(11,164)	(7,444)	(3,720)		(22,920)	(16,718)	(6,202)
Total net interest revenue	82,196	77,881	4,315		159,778	151,865	7,913
Net loans charged off	748	4,829	(4,081)		7,140	11,605	(4,465)
Net interest revenue after net loans charged off	81,448	73,052	8,396		152,638	140,260	12,378

Fees and commissions revenue	37,795	36,005	1,790		76,543	71,421	5,122
Gain on financial instruments and other assets, net	14,363	9	14,354		14,407	9	14,398
Other operating revenue	52,158	36,014	16,144		90,950	71,430	19,520

Personnel expense	25,504	23,918	1,586		50,348	47,095	3,253
Net losses and expenses of repossessed assets	5,002	4,490	512		5,669	9,190	(3,521)
Other non-personnel expense	18,835	18,271	564		36,560	36,104	456
Corporate allocations	13,284	10,768	2,516		25,908	20,809	5,099
Total other operating expense	62,625	57,447	5,178		118,485	113,198	5,287

Income before taxes	70,981	51,619	19,362		125,103	98,492	26,611
Federal and state income tax	27,612	20,080	7,532		48,665	38,313	10,352

Net income	$43,369	$31,539	$11,830		$76,438	$60,179	$16,259

Average assets	$9,934,469	$9,174,216	$760,253		$10,008,708	$9,068,308	$940,400
Average loans	9,024,239	8,172,263	851,976		8,942,490	8,122,664	819,826
Average deposits	8,211,478	7,620,542	590,936		8,283,114	7,542,159	740,955
Average invested capital	862,816	867,491	(4,675)		864,167	865,439	(1,272)
Return on average assets	1.76%	1.38%	38	bp	1.54%	1.34%	20	bp
Return on invested capital	20.22%	14.58%	564	bp	17.79%	14.02%	377	bp
Efficiency ratio	52.19%	50.44%	175	bp	50.14%	50.70%	(56)	bp
Net charge-offs (annualized) to average loans	0.03%	0.24%	(21)	bp	0.16%	0.29%	(13)	bp

Net interest revenue increased $4.3 million or 6% over the second quarter of 2011, including $2.9 million from the recovery of foregone interest and fees on a nonaccruing loan. The remaining increase in net interest revenue was primarily due to an $852 million increase in average loan balances, partially offset by a decrease in loan yield compared to the second quarter of 2011. Net interest earned on deposits sold to our funds management unit decreased $3.4 million primarily due to lower yields on funds invested, partially offset by a $591 million increase in the average balance of deposits attributed to Commercial Banking.

Fees and commissions revenue increased $1.8 million or 5% primarily due to increased commercial deposits service charges and fees as average earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances, decreased 23 basis points compared to the prior year to better align with market interest rates.

Operating expenses increased $5.2 million or 9% over the second quarter of 2011. Personnel costs increased $1.6 million or 7% primarily due to increased incentive compensation and standard annual merit increases.  Net losses and operating expenses on repossessed assets increased $512 thousand over the second quarter of 2011, primarily due to write-downs as the result of the timing of regularly scheduled appraisal updates. Other non-personnel expenses increased $564 thousand or 3% over the prior year. Corporate expense allocations increased $2.5 million primarily due to increased customer loan and deposit activity.

The average outstanding balance of loans attributed to Commercial Banking increased $852 million to $9.0 billion for the second quarter of 2012. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment. Net Commercial Banking loans charged off decreased $4.1 million compared to the second quarter of 2011 to $748 thousand or 0.03% of average loans attributed to this line of business on an annualized basis. The decrease in net loans charged off was primarily due to full recovery of a nonaccruing commercial loan and a decrease in losses on commercial real estate loans.

Average deposits attributed to Commercial Banking were $8.2 billion for the second quarter of 2012, up $591 million or 8% over the second quarter of 2011. Average balances attributed to our energy customers increased $399 million or 49% and average balances attributed to our commercial & industrial loan customers increased $388 million or 14%. Average balances held by treasury services customers were down $264 million compared to the second quarter of 2011. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Consumer Banking

Consumer banking services are provided through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, Internet banking and mobile banking.

Consumer banking contributed $14.7 million to consolidated net income for the second quarter of 2012, up $7.6 million primarily due to growth in mortgage banking revenue. Revenue from mortgage loan production was up $20.3 million over the second quarter of 2011. Changes in fair value of our mortgage servicing rights, net of economic hedge, decreased net income attributed to consumer banking by $1.2 million in the second quarter of 2012 and $1.4 million in the second quarter of 2011.

Table 8 – Consumer Banking (Dollars in thousands)

	Three Months Ended					Six Months Ended
	June 30,			Increase		June 30,		Increase
	2012		2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue from external sources	$23,125		$21,358	$1,767		$46,939	$40,022	$6,917
Net interest revenue from internal sources	5,885		7,675	(1,790)		12,005	17,080	(5,075)
Total net interest revenue	29,010		29,033	(23)		58,944	57,102	1,842
Net loans charged off	4,221		3,049	1,172		5,653	5,731	(78)
Net interest revenue after net loans charged off	24,789		25,984	(1,195)		53,291	51,371	1,920

Fees and commissions revenue	64,286		46,298	17,988		120,221	89,717	30,504
Gain on financial instruments and other assets, net	10,914		11,188	(274)		6,076	5,251	825
Other operating revenue	75,200		57,486	17,714		126,297	94,968	31,329

Personnel expense	23,088		20,890	2,198		44,212	41,936	2,276
Net losses and expenses of repossessed assets	179		1,086	(907)		394	1,657	(1,263)
Change in fair value of mortgage servicing rights	11,450		13,493	(2,043)		4,323	10,364	(6,041)
Other non-personnel expense	30,086		23,814	6,272		53,308	44,459	8,849
Corporate allocations	11,085		12,569	(1,484)		21,403	25,638	(4,235)
Total other operating expense	75,888		71,852	4,036		123,640	124,054	(414)

Income before taxes	24,101		11,618	12,483		55,948	22,285	33,663
Federal and state income tax	9,375		4,519	4,856		21,764	8,669	13,095

Net income	$14,726		$7,099	$7,627		$34,184	$13,616	$20,568

Average assets	$5,695,019		$5,864,942	$(169,923)		$5,757,046	$5,992,191	$(235,145)
Average loans	2,129,408		2,038,866	90,542		2,130,362	2,017,115	113,247
Average deposits	5,577,262		5,640,794	(63,532)		5,596,158	5,788,920	(192,762)
Average invested capital	289,443		271,353	18,090		288,351	272,301	16,050
Return on average assets	1.04%		0.49%	55	bp	1.19%	0.46%	73	bp
Return on invested capital	20.46%		10.49%	997	bp	23.91%	10.08%	1,383	bp
Efficiency ratio	69.07%		77.47%	(840)	bp	66.60%	77.44%	(1,084)	bp
Net charge-offs (annualized) to average loans	0.80%		0.60%	20	bp	0.53%	0.57%	(4)	bp
Residential mortgage loans funded for sale	$841,959	483,808,000	$483,808	$358,151		$1,588,200	$903,492	$684,708

	June 30, 2012	June 30, 2011	Increase (Decrease)
Banking locations	213	207	6
Residential mortgage loans servicing portfolio[1]	$12,635,324	$12,177,661	$457,663

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from consumer banking activities was flat compared to the second quarter of 2011. Net interest earned on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights declined by $3.2 million due to a $208 million reduction in the average balance of this portfolio. Average loan balances were up $91 million or 4% over the second quarter of 2011. Other consumer loans increased, partially offset by decreased balances of indirect automobile loans due to paydowns. The Company previously disclosed its decision to exit the indirect automobile loan business in the first quarter of 2009. Net interest earned on deposits sold to our funds management unit decreased $886 thousand primarily due to lower yields on funds invested.

Net loans charged off by the Consumer Banking unit increased $1.2 million compared to the second quarter of 2011 primarily due to increased residential mortgage loan charge-offs. Net consumer banking charge-offs also includes indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Fees and commissions revenue increased $18.0 million or 39% over the second quarter of 2011. Mortgage banking revenue was up $20.7 million or 106% compared to the prior year primarily due to increased residential mortgage loan originations and commitments and improved pricing of loans sold. Transaction card revenues were down $4.5 million or 44% from the prior year primarily due to the impact of interchange fee regulations which became effective on October 1, 2011.

Excluding the change in the fair value of mortgage servicing rights, operating expenses increased $6.1 million over the second quarter of 2011. Personnel expenses were up $2.2 million or 11% primarily due to expansion of our mortgage banking division which positioned us to benefit from increased demand as the result of continued low mortgage interest rates. Non-personnel expense increased $6.3 million or 26% due primarily to increased mortgage banking activity and included a $2.2 million increase in mortgage banking costs primarily related to increasing our accrual for potential credit losses on loans sold to U.S. government agencies under standard representations and warranties. Our level of repurchases to date has remained low relative to the size of our servicing portfolio and we expect it to remain low; however, the loss severity of loans we have had to repurchase from the agencies has trended higher. See additional discussion of the repurchase level in Note 5 to the Consolidated Financial Statements. Corporate expense allocations were down $1.5 million compared to the second quarter of 2011. Net losses and operating expenses of repossessed assets were down $907 thousand compared to the prior year.

Average consumer deposits decreased $64 million or 1% compared to the second quarter of 2011.  Average interest-bearing transaction accounts increased $146 million or 5% and average demand deposits increased $92 million or 16%. Average time deposit balances were down $344 million or 16% compared to the prior year.

Our Consumer Banking division originates, markets and services conventional and government-sponsored residential mortgage loans for all of our geographical markets. We funded $918 million of residential mortgage loans in the second quarter of 2012 and $533 million in the second quarter of 2011. Mortgage loan fundings included $842 million of mortgage loans funded for sale in the secondary market and $76 million funded for retention within the consolidated group. Approximately 36% of our mortgage loans funded were in the Oklahoma market, 16% in the New Mexico market, 14% in the Texas market and 14% in the Colorado market. In addition, 6% of our mortgage loan fundings came from correspondent lenders. Expansion of our mortgage banking division in the Texas, Colorado and Kansas markets positioned us to benefit from increased demand as the result of continued low mortgage interest rates.

At June 30, 2012, the Consumer Banking division services $11.6 billion of mortgage loans serviced for others and $1.1 billion of loans retained within the consolidated group. Approximately 97% of the mortgage loans serviced by the Consumer Banking division were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $109 million or 0.94% of loans serviced for others at June 30, 2012 compared to $109 million or 0.96% of loans serviced for others at March 31, 2012. Mortgage servicing revenue, including revenue on loans serviced for the the consolidated group, increased $422 thousand or 4% over the second quarter of 2011 to $10.4 million.

Wealth Management

Wealth Management contributed $6.3 million to consolidated net income in second quarter of 2012, up $2.4 million or 61% over the second quarter of 2011.

Table 9 – Wealth Management (Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue from external sources	$7,137	$7,926	$(789)		$14,277	$16,150	$(1,873)
Net interest revenue from internal sources	5,306	3,696	1,610		10,279	6,667	3,612
Total net interest revenue	12,443	11,622	821		24,556	22,817	1,739
Net loans charged off	521	623	(102)		1,171	1,061	110
Net interest revenue after net loans charged off	11,922	10,999	923		23,385	21,756	1,629

Fees and commissions revenue	51,229	42,266	8,963		97,674	82,191	15,483
Gain on financial instruments and other assets, net	327	522	(195)		275	565	(290)
Other operating revenue	51,556	42,788	8,768		97,949	82,756	15,193

Personnel expense	36,682	31,954	4,728		71,933	60,275	11,658
Net losses (gains) and expenses of repossessed assets	15	37	(22)		20	(4)	24
Other non-personnel expense	7,381	6,990	391		14,326	14,087	239
Corporate allocations	9,131	8,416	715		18,205	16,744	1,461
Other operating expense	53,209	47,397	5,812		104,484	91,102	13,382

Income before taxes	10,269	6,390	3,879		16,850	13,410	3,440
Federal and state income tax	3,995	2,486	1,509		6,555	5,216	1,339

Net income	$6,274	$3,904	$2,370		$10,295	$8,194	$2,101

Average assets	$4,194,153	$3,883,815	$310,338		$4,195,283	$3,862,949	$332,334
Average loans	927,321	1,016,942	(89,621)		927,429	1,035,253	(107,824)
Average deposits	4,086,874	3,784,131	302,743		4,096,555	3,762,978	333,577
Average invested capital	176,704	176,070	634		176,149	175,506	643
Return on average assets	0.60%	0.40%	20	bp	0.49%	0.43%	6	bp
Return on invested capital	14.28%	8.89%	539	bp	11.75%	9.41%	234	bp
Efficiency ratio	83.57%	87.95%	(438)	bp	85.48%	86.76%	(128)	bp
Net charge-offs (annualized) to average loans	0.23%	0.25%	(2)	bp	0.25%	0.21%	4	bp

	June 30, 2012	June 30, 2011	Increase (Decrease)
Trust assets in custody for which BOKF has sole or joint discretionary authority	$10,225,038	$9,687,621	$537,417
Trust assets not in custody for which BOKF has sole or joint discretionary authority	231,167	195,751	35,416
Non-managed trust assets in custody	12,680,420	12,450,949	229,471
Trusts assets held in safekeeping	12,612,094	10,936,886	1,675,208
Trust assets	35,748,719	33,271,207	2,477,512
Other assets held in safekeeping	8,325,723	6,771,439	1,554,284
Brokerage accounts under BOKF administration	4,109,662	3,392,134	717,528
Assets under management or in custody	$48,184,104	$43,434,780	$4,749,324

Net interest revenue for the second quarter of 2012 was up $821 thousand or 7% over the second quarter of 2011. Average loan balances were down $90 million. Average deposit balances were up $303 million or 8% over the prior year. The impact of this increase on net interest revenue was partially offset by decreased yield on deposits sold to the fund management unit. Net loans charged off decreased $102 thousand from the second quarter of 2011 to $521 thousand or 0.23% of average loans on an annualized basis.

Fees and commission revenue was up $9.0 million or 21% over the second quarter of 2011, primarily due to a $7.9 million or 36% increase in brokerage and trading revenues and a $780 thousand or 4% increase in trust fees primarily due to timing of fees.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the second quarter of 2012, the Wealth Management division participated in 137 underwritings that totaled $1.7 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $719 million of these underwritings. In the second quarter of 2011, the Wealth Management division participated in 61 underwritings that totaled approximately $961 million. Our interest in these underwritings totaled approximately $286 million.

Operating expenses increased $5.8 million or 12% over the second quarter of 2011. Personnel expenses increased $4.7 million. Incentive compensation increased $3.3 million over the prior year. Regular compensation costs increased $1.2 million primarily due to increased headcount and annual merit increases. Non-personnel expenses increased $391 thousand or 6% due primarily to additional expenses incurred related to expansion of the Wealth Management business line.

Growth in average assets was largely due to funds sold to the funds management unit.  Average deposits attributed to the Wealth Management division were up $303 million or 8% over the second quarter of 2011 primarily due to a $302 million increase in average demand deposits accounts. Average interest-bearing transaction accounts increased $81 million offset by an $81 million decrease in average time deposit balances.

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

Table 10 – Net Income by Geographic Region (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Oklahoma	$36,442	$27,818	$69,810	$52,865
Texas	11,664	10,163	24,758	20,330
New Mexico	5,137	2,856	9,667	5,765
Arkansas	5,453	19	7,621	850
Colorado	3,507	1,457	5,996	3,869
Arizona	(910)	(902)	(2,702)	(3,970)
Kansas / Missouri	2,106	958	4,145	1,927
Subtotal	63,399	42,369	119,295	81,636
Funds management and other	34,229	26,638	61,948	52,145
Total	$97,628	$69,007	$181,243	$133,781

Oklahoma Market

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. Oklahoma is a significant market to the Company, representing 48% of our average loans, 55% of our average deposits and 37% of our consolidated net income in the second quarter of 2012. In addition, all of our mortgage servicing activity, TransFund EFT network and 67% of our trust assets are attributed to the Oklahoma market.

Table 11 – Oklahoma (Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$58,065	$59,295	$(1,230)		$115,963	$114,303	$1,660
Net loans charged off	4,191	1,825	2,366		5,223	8,245	(3,022)
Net interest revenue after net loans charged off	53,874	57,470	(3,596)		110,740	106,058	4,682

Fees and commissions revenue	83,226	76,607	6,619		160,681	148,387	12,294
Gain on financial instruments and other assets, net	25,460	11,799	13,661		20,570	5,903	14,667
Other operating revenue	108,686	88,406	20,280		181,251	154,290	26,961

Personnel expense	38,697	37,559	1,138		75,239	71,198	4,041
Net losses and expenses of repossessed assets	1,578	2,334	(756)		1,994	2,918	(924)
Change in fair value of mortgage servicing rights	11,450	13,493	(2,043)		4,323	10,364	(6,041)
Other non-personnel expense	43,067	36,438	6,629		78,451	69,331	9,120
Corporate allocations	8,125	10,523	(2,398)		17,729	20,015	(2,286)
Total other operating expense	102,917	100,347	2,570		177,736	173,826	3,910

Income before taxes	59,643	45,529	14,114		114,255	86,522	27,733
Federal and state income tax	23,201	17,711	5,490		44,445	33,657	10,788

Net income	$36,442	$27,818	$8,624		$69,810	$52,865	$16,945

Average assets	$11,375,404	$10,691,211	$684,193		$11,464,605	$10,567,673	$896,932
Average loans	5,558,617	5,156,338	402,279		5,461,958	5,172,292	289,666
Average deposits	10,186,558	9,585,364	601,194		10,264,709	9,523,982	740,727
Average invested capital	546,064	534,579	11,485		544,440	533,747	10,693
Return on average assets	1.29%	1.04%	25	bp	1.22%	1.01%	21	bp
Return on invested capital	26.84%	20.87%	597	bp	25.79%	19.97%	582	bp
Efficiency ratio	64.74%	63.91%	83	bp	62.68%	62.23%	45	bp
Net charge-offs (annualized) to average loans	0.30%	0.14%	16	bp	0.19%	0.32%	(13)	bp
Net income generated in the Oklahoma market in the second quarter of 2012 increased $8.6 million or 31% over the second quarter of 2011. Gains on financial instruments and other assets, net include a $14.2 million gain from the sale of common stock received in settlement of a defaulted loan. Increased fees and commission revenue was partially offset by increased operating expenses, excluding changes in the fair value of mortgage servicing rights. Net loans charged off increased $2.4 million to 0.30% of average loans on an annualized basis.

Net interest revenue decreased $1.2 million or 2% compared to the second quarter of 2011. Lower funding costs were offset by decreased yield on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights. The average balance of these securities decreased $208 million compared to the second quarter of 2011. Average loan balances were up $402 million and loan yields were down. The favorable net interest impact of the $601 million increase in average deposit balances was offset by lower yield on funds sold to the funds management unit.

Fees and commission revenue increased $6.6 million compared to the second quarter of 2011. Mortgage banking revenue was up $7.1 million over the second quarter of 2011 primarily due to increased mortgage loan origination and commitment volumes and increased gains on sales of residential mortgage loans in the secondary market. Brokerage and trading revenue was up $2.1 million primarily due to increased retail brokerage fees. Securities trading revenue and investment banking revenue all increased over the prior year as well. Deposit service charges and fees increased $1.1 million over the second quarter of 2011. Deposits accounts with a standard monthly fee and commercial account service charges were up over the prior year. Transaction card revenue was down $2.8 million primarily due to changes in interchange fee regulations which were effective October 1, 2011.

Change in the fair value of the mortgage servicing rights, net of economic hedge, decreased net income by $1.2 million for the second quarter of 2012 and decreased net income by $1.4 million in the second quarter of 2011.

Excluding the change in the fair value of mortgage servicing rights, other operating expenses increased $4.6 million or 5% over the prior year. Personnel expenses were up $1.1 million or 3% over the prior year primarily due to annual merit increases. Incentive compensation was down compared to the prior year, offset by increased employee benefit costs. Non-personnel expenses were up $6.6 million or 18% due primarily to increased mortgage banking costs, professional fees and services and business promotion expenses. Corporate expense allocations were down $2.4 million compared to the prior year. Net losses and operating expenses of repossessed assets were down $756 thousand or 32% compared to the second quarter of 2011.

Net loans charged off increased to $4.2 million or 0.30% of average loans on an annualized basis for second quarter of 2012 compared with $1.8 million or 0.14% of average loans on an annualized basis for the second quarter of 2011. Charge-offs of residential mortgage and commercial real estate loans increased over the prior quarter.

Average deposits in the Oklahoma market for the second quarter of 2012 increased $601 million over the second quarter of 2011. Commercial Banking deposit balances increased $282 million or 6% over the prior year. Deposits related to commercial and industrial customers and energy customers increased over the prior year, partially offset by decreased average balances related to treasury services customers. Wealth Management deposits increased $207 million over the prior year in the private banking division, broker/dealer division and in trust. Consumer deposits also increased $112 million over the second quarter of 2011.

Texas Market

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas. Texas is our second largest market with 32% of our average loans, 24% of our average deposits and 12% of our consolidated net income in the second quarter of 2012.

Table 12 – Texas (Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$36,138	$33,775	$2,363		$71,216	$66,940	$4,276
Net loans charged off	2,840	716	2,124		3,284	1,643	1,641
Net interest revenue after net loans charged off	33,298	33,059	239		67,932	65,297	2,635

Fees and commissions revenue	22,003	16,452	5,551		41,270	32,490	8,780
Gain (loss) on financial instruments and other assets, net	143	(70)	213		188	(70)	258
Other operating revenue	22,146	16,382	5,764		41,458	32,420	9,038

Personnel expense	19,987	17,451	2,536		39,066	34,254	4,812
Net losses and expenses of repossessed assets	994	1,130	(136)		416	1,275	(859)
Other non-personnel expense	6,242	5,756	486		11,959	11,509	450
Corporate allocations	9,996	9,224	772		19,265	18,914	351
Total other operating expense	37,219	33,561	3,658		70,706	65,952	4,754

Income before taxes	18,225	15,880	2,345		38,684	31,765	6,919
Federal and state income tax	6,561	5,717	844		13,926	11,435	2,491

Net income	$11,664	$10,163	$1,501		$24,758	$20,330	$4,428

Average assets	$5,005,622	$4,743,725	$261,897		$5,035,837	$4,842,458	$193,379
Average loans	3,749,737	3,386,030	363,707		3,766,266	3,324,835	441,431
Average deposits	4,481,221	4,210,294	270,927		4,482,053	4,283,098	198,955
Average invested capital	475,484	467,716	7,768		476,863	467,238	9,625
Return on average assets	0.94%	0.86%	8	bp	0.99%	0.85%	14	bp
Return on invested capital	9.87%	8.72%	115	bp	10.44%	8.77%	167	bp
Efficiency ratio	64.02%	66.82%	(280)	bp	62.86%	66.33%	(347)	bp
Net charge-offs (annualized) to average loans	0.30%	0.08%	22	bp	0.18%	0.10%	8	bp

Net income in the Texas market increased $1.5 million or 15% over the second quarter of 2011 primarily due to increased mortgage banking revenue partially offset by increased personnel expenses. Increased net interest revenue was offset by an increase in net loans charged off.

Net interest revenue increased $2.4 million or 7% over the second quarter of 2011. Average outstanding loans grew by $364 million or 11% over the second quarter of 2011 and average deposits increased by $271 million or 6%. Decreased deposit costs were mostly offset by lower yield on funds sold to the funds management unit.

Fees and commissions revenue increased $5.6 million or 34% over the second quarter of 2011 primarily due to increased mortgage banking revenue. Brokerage and trading revenue was up $1.4 million over the prior quarter primarily due to a $2.0 million increase in investment banking revenue as a result of expansion of our municipal financial advisory services in the

Texas market. This increase was partially offset by decreased securities trading revenue and retail brokerage fees. In addition, deposit service charge and trust fees and commissions all increased over the prior year. Transaction card revenue was down compared to the prior year primarily due to debit card interchange fee regulations which became effective in the third quarter of 2011.

Operating expenses increased $3.7 million or 11% over the second quarter of 2011. Personnel costs were up $2.5 million or 15% primarily due to incentive compensation expense and increased head count related to higher residential mortgage loan origination activity. Corporate expense allocations were up $772 thousand on increased customer transaction activity and non-personnel expenses increased $486 thousand. Net losses and operating expense of repossessed assets improved by $136 thousand compared to second quarter of 2011.

Net loans charged off totaled $2.8 million or 0.30% of average loans for the second quarter of 2012 on an annualized basis, compared to $716 thousand or 0.08% of average loans for the second quarter of 2011 on an annualized basis.

New Mexico

Net income attributable to our New Mexico market totaled $5.1 million or 5% of consolidated net income, a $2.3 million or 80% increase over the second quarter of 2011. Net interest income was flat compared to the second quarter of 2011. Average loan and deposit balances were essentially flat compared to the prior year. The New Mexico market had a net recovery of $545 thousand in the second quarter of 2012 compared to a net charge-off of $589 thousand or 0.33% of average loans on an annualized basis in the second quarter of 2011.

Fees and commission revenue increased $2.9 million or 37% over the prior year primarily due to growth in mortgage banking revenue. Transaction card revenue was down due to debit card interchange fee regulations. Other operating expense increased $414 thousand or 4%. Net losses and operating expenses of repossessed assets were down $892 thousand. Corporate allocation expense increased $846 thousand. Personnel expenses were up $588 thousand primarily due to increased incentive compensation and non-personnel expenses were down $128 thousand.

Table 13 – New Mexico (Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$8,484	$8,334	$150		$16,968	$16,654	$314
Net loans charged off (recovered)	(545)	589	(1,134)		340	1,000	(660)
Net interest revenue after net loans charged off (recovered)	9,029	7,745	1,284		16,628	15,654	974

Other operating revenue – fees and commission	10,694	7,830	2,864		21,108	15,409	5,699

Personnel expense	4,791	4,203	588		9,676	8,402	1,274
Net losses (gains) and expenses of repossessed assets	57	949	(892)		(134)	1,363	(1,497)
Other non-personnel expense	2,092	2,220	(128)		4,070	4,457	(387)
Corporate allocations	4,375	3,529	846		8,302	7,406	896
Total other operating expense	11,315	10,901	414		21,914	21,628	286

Income before taxes	8,408	4,674	3,734		15,822	9,435	6,387
Federal and state income tax	3,271	1,818	1,453		6,155	3,670	2,485

Net income	$5,137	$2,856	$2,281		$9,667	$5,765	$3,902

Average assets	$1,370,603	$1,381,021	$(10,418)		$1,373,232	$1,378,897	$(5,665)
Average loans	705,853	705,529	324		707,328	704,238	3,090
Average deposits	1,232,354	1,238,514	(6,160)		1,229,809	1,247,096	(17,287)
Average invested capital	77,793	81,281	(3,488)		78,664	81,535	(2,871)
Return on average assets	1.51%	0.83%	68	bp	1.42%	0.84%	58	bp
Return on invested capital	26.56%	14.09%	1,247	bp	24.71%	14.26%	1,045	bp
Efficiency ratio	59.00%	67.44%	(844)	bp	57.55%	67.45%	(990)	bp
Net charge-offs (recoveries) to average loans (annualized)	(0.31)%	0.33%	(64)	bp	0.10%	0.29%	(19)	bp

Arkansas Market

Net income attributable to our Arkansas market increased $5.4 million over the prior year. Net interest revenue increased $2.6 million due primarily to a $2.9 million full recovery of a nonaccruing commercial loan. Loans in the Arkansas market continued to decrease primarily due to the run-off of indirect automobile loans. Average deposits in our Arkansas market were up $19 million or 10% over the second quarter of 2011. Interest-bearing transaction deposits increased $34 million and demand deposits increased $8.1 million, partially offset by a $24 million decrease in higher costing time deposits. The net recovery of $2.2 million in the second quarter of 2012 was due primarily to the full recovery of an amount charged off in the second quarter of 2011.

Fees and commissions revenue was up $4.0 million over the prior year primarily due to increased securities trading revenue at our Little Rock office and higher mortgage banking revenue. Other operating expenses were up $2.0 million primarily due to increased incentive compensation costs related to trading activity. Net losses and operating expenses on repossessed assets were $407 thousand less than in the prior year. Corporate expense allocations increased $329 thousand and non-personnel expenses were flat compared to the prior year.

Table 14 – Arkansas (Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$4,541	$1,928	$2,613		$6,508	$4,224	$2,284
Net loans charged off (recovered)	(2,165)	2,153	(4,318)		(2,101)	2,490	(4,591)
Net interest revenue after net loans charged off (recovered)	6,706	(225)	6,931		8,609	1,734	6,875

Other operating revenue – fees and commissions	12,502	8,523	3,979		23,751	16,961	6,790

Personnel expense	6,146	4,074	2,072		11,631	9,300	2,331
Net losses and expenses of repossessed assets	68	475	(407)		76	494	(418)
Other non-personnel expense	1,228	1,205	23		2,584	2,212	372
Corporate allocations	2,842	2,513	329		5,596	5,298	298
Total other operating expense	10,284	8,267	2,017		19,887	17,304	2,583

Income before taxes	8,924	31	8,893		12,473	1,391	11,082
Federal and state income tax	3,471	12	3,459		4,852	541	4,311

Net income	$5,453	$19	$5,434		$7,621	$850	$6,771

Average assets	$245,034	$286,998	$(41,964)		$260,339	$295,126	$(34,787)
Average loans	224,074	270,832	(46,758)		241,830	279,276	(37,446)
Average deposits	201,116	182,166	18,950		211,185	205,069	6,116
Average invested capital	19,387	23,081	(3,694)		20,128	23,068	(2,940)
Return on average assets	8.95%	0.03%	892	bp	5.89%	0.58%	531	bp
Return on invested capital	113.13%	0.33%	11,280	bp	76.14%	7.43%	6,871	bp
Efficiency ratio	60.34%	79.10%	(1,876)	bp	65.72%	81.68%	(1,596)	bp
Net charge-offs (recoveries) to average loans (annualized)	(3.89)%	3.19%	(708)	bp	(1.75)%	1.80%	(355)	bp

Colorado Market

Net income attributed to our Colorado market increased $2.1 million over the second quarter of 2011 to $3.5 million. Net loans charged off decreased $1.2 million compared to the second quarter of 2011 to $471 thousand or 0.21% on an annualized basis. Net loans charged off in the second quarter of 2011 totaled $1.7 million or 0.89% of loans on an annualized basis. Net interest revenue increased $845 thousand due primarily to a $111 million or 14% increase in average loans outstanding and lower deposit costs, partially offset by decreased yield on funds sold to the funds management unit. Average deposits attributable to the Colorado market were down $12 million compared to the second quarter of 2011. Demand deposits grew by $89 million during the second quarter due primarily to increased commercial account balances, offset by a $59 million decrease in time deposits and a $45 million decrease in interest-bearing transaction deposit account balances.

Fees and commissions revenue was up $3.1 million over the second quarter of 2011 primarily related to growth in mortgage banking revenue. Operating expenses were up $1.8 million over the prior year. Personnel expenses were up $966 thousand and corporate expense allocations increased $731 thousand. Net losses and operating expenses of repossessed assets increased $118 thousand. Non-personnel expenses were flat compared to the prior year.

Table 15 – Colorado (Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$9,170	$8,325	$845		$17,944	$16,399	$1,545
Net loans charged off	471	1,705	(1,234)		2,354	1,655	699
Net interest revenue after net loans charged off	8,699	6,620	2,079		15,590	14,744	846

Fees and commissions revenue	8,845	5,740	3,105		16,569	11,674	4,895
Gain on financial instruments and other assets, net	—	—	—		—	1	(1)
Other operating revenue	8,845	5,740	3,105		16,569	11,675	4,894

Personnel expense	6,262	5,296	966		12,038	10,348	1,690
Net losses (gains) and expenses of repossessed assets	90	(28)	118		72	278	(206)
Other non-personnel expense	1,437	1,422	15		2,777	2,974	(197)
Corporate allocations	4,016	3,285	731		7,458	6,487	971
Total other operating expense	11,805	9,975	1,830		22,345	20,087	2,258

Income before taxes	5,739	2,385	3,354		9,814	6,332	3,482
Federal and state income tax	2,232	928	1,304		3,818	2,463	1,355

Net income	$3,507	$1,457	$2,050		$5,996	$3,869	$2,127

Average assets	$1,337,832	$1,351,710	$(13,878)		$1,359,146	$1,325,967	$33,179
Average loans	884,198	772,800	111,398		855,233	769,144	86,089
Average deposits	1,272,015	1,284,000	(11,985)		1,294,047	1,258,578	35,469
Average invested capital	117,673	116,653	1,020		116,711	116,884	(173)
Return on average assets	1.05%	0.43%	62	bp	0.89%	0.59%	30	bp
Return on invested capital	11.99%	5.01%	698	bp	10.33%	6.68%	365	bp
Efficiency ratio	65.53%	70.92%	(539)	bp	64.74%	71.55%	(681)	bp
Net charge-offs (annualized) to average loans	0.21%	0.89%	(67)	bp	0.55%	0.43%	12	bp

Arizona Market

The Arizona market had a net loss of $910 thousand for the second quarter of 2012 compared to a net loss of $902 thousand for the second quarter of 2011. Net loans charged off improved to $807 thousand or 0.60% of average loans on an annualized basis compared to $1.5 million or 1.03% of average loans on an annualized basis for the second quarter of 2011. Net losses and operating expenses on repossessed assets remain elevated totaling $2.4 million in the second quarter of 2012 compared to $814 thousand in the second quarter of 2011. Write-downs of repossessed assets increased compared to the prior year primarily due to regularly scheduled appraisal updates.

Net interest revenue decreased $119 thousand or 3% compared to the second quarter of 2011. Average loan balances were down $43 million or 7%. Average deposits were down $8.2 million or 3%. Higher costing time deposits balances were down $16 million compared to the prior year. Demand deposit balances increased $9.5 million primarily due to growth in commercial and wealth management demand deposits.

Fees and commissions revenue was up $808 thousand primarily due to increased mortgage banking revenue. Personnel expenses decreased $122 thousand, non-personnel expenses decreased $161 thousand and corporate expense allocations were up $48 thousand.

We continue to focus on growth in commercial and small business lending in the Arizona market and have significantly scaled back commercial real estate lending activities which were not contemplated in our initial expansion into this market. Loan and repossessed asset losses are largely due to commercial real estate lending. Growth is primarily related to commercial loans and deposits. Assets attributable to the Arizona market included $16 million of goodwill that may be impaired in future periods if our commercial and small business lending growth plans are unsuccessful.

Table 16 – Arizona (Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$4,022	$4,141	$(119)		$8,356	$7,708	$648
Net loans charged off	807	1,495	(688)		4,427	3,384	1,043
Net interest revenue after net loans charged off	3,215	2,646	569		3,929	4,324	(395)

Other operating revenue – fees and commissions	2,508	1,700	808		4,353	3,520	833

Personnel expense	2,640	2,762	(122)		4,995	5,590	(595)
Net losses and expenses of repossessed assets	2,438	814	1,624		3,667	4,382	(715)
Other non-personnel expense	862	1,023	(161)		1,623	2,001	(378)
Corporate allocations	1,272	1,224	48		2,420	2,369	51
Total other operating expense	7,212	5,823	1,389		12,705	14,342	(1,637)

Loss before taxes	(1,489)	(1,477)	(12)		(4,423)	(6,498)	2,075
Federal and state income tax	(579)	(575)	(4)		(1,721)	(2,528)	807

Net loss	$(910)	$(902)	$(8)		$(2,702)	$(3,970)	$1,268

Average assets	$594,492	$648,926	$(54,434)		$602,001	$634,937	$(32,936)
Average loans	537,763	580,373	(42,610)		546,214	566,916	(20,702)
Average deposits	262,692	270,926	(8,234)		255,002	254,833	169
Average invested capital	59,061	65,579	(6,518)		58,979	64,885	(5,906)
Return on average assets	(0.62)%	(0.56)%	(6)	bp	(0.90)%	(1.26)%	36	bp
Return on invested capital	(6.20)%	(5.52)%	(68)	bp	(9.21)%	(12.34)%	313	bp
Efficiency ratio	110.44%	99.69%	1,075	bp	99.97%	127.73%	(2,776)	bp
Net charge-offs (annualized) to average loans	0.60%	1.03%	(43)	bp	1.63%	1.20%	43	bp

Kansas/Missouri Market

Net income attributed to the Kansas / Missouri market increased by $1.1 million over the second quarter of 2011. Net interest revenue increased $491 thousand or 18%. Average loan balances increased $65 million or 18% and average deposits balances were down $35 million or 13%. Demand deposit balances grew $67 million due primarily to commercial account balances. Interest-bearing transaction account balances were down $82 million and higher costing time deposit balances decreased by $19 million.

Fees and commissions revenue increased $3.9 million or 77% over the prior year primarily due to increased mortgage banking revenue and brokerage and trading revenue. Trust fees and commissions and deposit service charges and fees were also up over the prior year. Personnel costs were up $867 thousand primarily due to increased incentive compensation related to brokerage and trading activity and increased headcount. Corporate expense allocations increased by $1.5 million on higher customer transaction volume and non-personnel expense increased $241 thousand.

Table 17 – Kansas / Missouri (Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$3,239	$2,748	$491		$6,351	$5,581	$770
Net loans charged off (recovered)	(130)	18	(148)		414	231	183
Net interest revenue after net loans charged off (recovered)	3,369	2,730	639		5,937	5,350	587

Other operating revenue – fees and commission	9,043	5,121	3,922		17,739	10,117	7,622

Personnel expense	4,756	3,889	867		9,556	7,319	2,237
Net losses (gains) and expenses of repossessed assets	(27)	(61)	34		(8)	132	(140)
Other non-personnel expense	1,092	851	241		2,083	1,827	256
Corporate allocations	3,145	1,604	1,541		5,261	3,035	2,226
Total other operating expense	8,966	6,283	2,683		16,892	12,313	4,579

Income before taxes	3,446	1,568	1,878		6,784	3,154	3,630
Federal and state income tax	1,340	610	730		2,639	1,227	1,412

Net income	$2,106	$958	$1,148		$4,145	$1,927	$2,218

Average assets	$440,109	$366,349	$73,760		$439,706	$367,670	$72,036
Average loans	420,727	356,160	64,567		421,451	358,327	63,124
Average deposits	239,658	274,202	(34,544)		239,021	321,401	(82,380)
Average invested capital	32,729	25,507	7,222		32,157	25,397	6,760
Return on average assets	1.92%	1.05%	87	bp	1.90%	1.06%	84	bp
Return on invested capital	25.88%	15.06%	1,082	bp	25.92%	15.30%	1,062	bp
Efficiency ratio	73.00%	79.84%	(684)	bp	70.12%	78.44%	(832)	bp
Net charge-offs (annualized) to average loans	(0.12)%	0.02%	(14)	bp	0.20%	0.13%	7	bp

Financial Condition

Securities

We maintain a securities portfolio to enhance profitability, support customer transactions, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of June 30, 2012, December 31, 2011 and June 30, 2011.

At June 30, 2012, the carrying value of investment (held-to-maturity) securities was $412 million and the fair value was $441 million. Investment securities consist primarily of long-term, fixed-rate Oklahoma municipal bonds, taxable Texas school construction bonds and residential mortgage backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $89 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $10.2 billion at June 30, 2012, an increase of $244 million over March 31, 2012. At June 30, 2012, residential mortgage-backed securities represented 98% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Current interest rates are historically low and prices for residential mortgage-backed securities are historically high resulting in low effective durations. Our best estimate of the duration of the residential mortgage-backed securities portfolio at June 30, 2012 is 2.1 years. Management estimates the duration extends to 3.5 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 1.4 years assuming a 50 basis point decline in the current low rate environment. Net unamortized premiums are less than 1% of the available for sale securities portfolio amortized cost.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At June 30, 2012, approximately $9.6 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $9.9 billion at June 30, 2012.

We also hold amortized cost of $354 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $17 million from March 31, 2012. The decline was primarily due to $16 million of cash received and $858 thousand of other-than-temporary impairment losses charged against earnings during the second quarter of 2012. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $318 million at June 30, 2012.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $220 million of Jumbo-A residential mortgage loans and $134 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage backed securities held that were originated in 2007 and 2006. The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 10.2% and currently stands at 1.9%. The Jumbo-A residential mortgage-backed securities had original credit enhancement of 9.4% and the current level is 6.6%. Approximately 79% of our Alt-A mortgage-backed securities represent pools of fixed-rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 25% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $41 million at June 30, 2012. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. Other-than-temporary impairment charges of $858 thousand were recognized in earnings in the second quarter of 2012 related to certain privately issued residential mortgage-backed securities that we do not intend to sell.

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
Bank-Owned Life Insurance

We have approximately $269 million of bank-owned life insurance at June 30, 2012. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $238 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At June 30, 2012, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $260 million. As the underlying fair value of the investments held in a separate account at June 30, 2012 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $31 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $11.6 billion at June 30, 2012, largely unchanged compared to March 31, 2012.
Table 18 – Loans (In thousands)

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Commercial:
Energy	$2,278,336	$2,166,406	$2,005,041	$1,749,203	$1,710,106
Services	1,931,520	1,912,537	1,761,538	1,872,947	1,725,289
Wholesale/retail	960,184	1,027,170	967,426	1,021,070	1,054,149
Manufacturing	362,877	352,297	336,733	373,074	367,414
Healthcare	1,009,128	1,000,854	978,160	914,346	855,744
Integrated food services	216,978	211,288	204,311	192,200	187,833
Other commercial and industrial	293,521	288,540	301,861	298,762	269,710
Total commercial	7,052,544	6,959,092	6,555,070	6,421,602	6,170,245

Commercial real estate:
Construction and land development	287,059	318,539	342,054	370,465	372,225
Retail	492,377	466,444	509,402	457,176	449,784
Office	384,392	369,179	405,923	422,284	485,731
Multifamily	362,165	435,946	369,028	388,304	334,541
Industrial	231,033	288,650	278,186	224,222	159,806
Other real estate	369,188	354,925	386,710	410,382	385,944
Total commercial real estate	2,126,214	2,233,683	2,291,303	2,272,833	2,188,031

Residential mortgage:
Permanent mortgage	1,141,371	1,134,934	1,153,644	1,180,310	1,155,291
Permanent mortgages guaranteed by U.S. government agencies	168,059	186,119	188,462	173,540	134,458
Home equity	695,667	647,319	632,421	596,051	582,205
Total residential mortgage	2,005,097	1,968,372	1,974,527	1,949,901	1,871,954

Consumer:
Indirect automobile	62,924	81,792	105,149	130,296	162,500
Other consumer	329,652	334,505	343,694	349,937	344,814
Total consumer	392,576	416,297	448,843	480,233	507,314

Total	$11,576,431	$11,577,444	$11,269,743	$11,124,569	$10,737,544

Outstanding commercial loan balances increased $93 million over March 31, 2012 primarily due to growth in the Colorado and Texas markets, partially offset by a decrease in loan balances attributed to the Arkansas market. Commercial real estate loans decreased $107 million during the second quarter of 2012 primarily due to improved market conditions for permanent financing. Residential mortgage loans were up $37 million over March 31, 2012. Consumer loans decreased $24 million from March 31, 2012 primarily related to the continued runoff of indirect automobile loans related to the previously announced decision to curtail that business.

A breakdown by geographical market follows on Table 19 with discussion of changes in the balance by portfolio and geography. This breakdown may not always represent the location of the borrower or the collateral. The previous periods have been reclassified to conform to the current period loan classification and market attribution.

Table 19 – Loans by Principal Market (In thousands)

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Oklahoma:
Commercial	$3,098,651	$3,107,726	$2,826,649	$2,865,740	$2,722,370
Commercial real estate	644,761	631,891	607,030	615,848	607,100
Residential mortgage	1,332,319	1,303,486	1,320,051	1,251,874	1,180,502
Consumer	205,436	215,693	235,909	250,048	267,993
Total Oklahoma	5,281,167	5,258,796	4,989,639	4,983,510	4,777,965

Texas:
Commercial	2,414,824	2,354,593	2,249,888	2,116,377	2,050,112
Commercial real estate	678,745	802,979	830,642	759,574	727,940
Residential mortgage	295,972	288,751	285,091	294,310	303,538
Consumer	115,602	124,692	126,570	133,454	138,713
Total Texas	3,505,143	3,571,015	3,492,191	3,303,715	3,220,303

New Mexico:
Commercial	262,144	273,284	258,668	279,319	283,760
Commercial real estate	285,871	282,834	303,500	302,980	307,190
Residential mortgage	144,944	144,180	132,772	139,922	131,943
Consumer	15,828	18,378	19,369	19,393	19,120
Total New Mexico	708,787	718,676	714,309	741,614	742,013

Arkansas:
Commercial	49,305	64,595	76,199	80,304	73,287
Commercial real estate	119,895	139,670	136,170	134,028	122,749
Residential mortgage	23,510	23,350	22,593	22,172	23,975
Consumer	24,270	28,783	35,911	44,445	52,572
Total Arkansas	216,980	256,398	270,873	280,949	272,583

Colorado:
Commercial	610,384	541,280	544,020	495,429	500,442
Commercial real estate	149,541	144,757	156,013	189,948	167,414
Residential mortgage	89,428	89,861	85,689	104,572	92,769
Consumer	20,612	19,790	21,598	22,183	19,619
Total Colorado	869,965	795,688	807,320	812,132	780,244

Arizona:
Commercial	278,119	269,099	271,914	269,381	275,469
Commercial real estate	181,513	180,830	198,160	227,085	207,300
Residential mortgage	76,616	81,281	94,363	100,132	103,657
Consumer	6,227	5,381	5,633	6,670	6,813
Total Arizona	542,475	536,591	570,070	603,268	593,239

Kansas / Missouri:
Commercial	339,117	348,515	327,732	315,052	264,805
Commercial real estate	65,888	50,722	59,788	43,370	48,338
Residential mortgage	42,308	37,463	33,968	36,919	35,570
Consumer	4,601	3,580	3,853	4,040	2,484
Total Kansas / Missouri	451,914	440,280	425,341	399,381	351,197

Total BOK Financial loans	$11,576,431	$11,577,444	$11,269,743	$11,124,569	$10,737,544

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

The commercial loan portfolio grew by $93 million during the second quarter of 2012. Energy sector loans increased $112 million over March 31, 2012, growing in the Colorado, Oklahoma and Texas markets. Service sector loans increased $19 million. Service sector loans in the Texas market grew by $43 million offset by a $46 million decrease in service sector loans in the Oklahoma market. Service sector loans in both the Colorado and Arizona market grew in the second quarter. Wholesale/retail sector loans were down $67 million primarily due to a decrease in loans attributed to the Texas and Oklahoma markets. Wholesale/retail sector loans in the Arkansas market were down $11 million due to the payoff of a nonaccruing loan related to a single customer. Manufacturing sector loans increased $11 million over March 31, 2012. Growth in the Texas and Oklahoma markets was partially offset by decreased loan balances in the Kansas/Missouri and Colorado markets. Healthcare sector loans were up $8.3 million with the Colorado market growing by $16 million, offset by decreased balances in the Oklahoma and Texas markets.

The commercial sector of our loan portfolio is distributed as follows in Table 20.

Table 20 – Commercial Loans by Principal Market
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Energy	$1,060,774	$869,905	$4,421	$238	$342,949	$—	$49	$2,278,336
Services	689,014	686,898	175,599	12,788	162,853	135,791	68,577	1,931,520
Wholesale/retail	406,032	360,582	46,062	30,370	16,074	69,638	31,426	960,184
Healthcare	612,726	259,081	13,010	4,584	74,560	44,158	1,009	1,009,128
Manufacturing	188,752	112,378	6,256	1,165	8,266	27,122	18,938	362,877
Integrated food services	9,773	7,333	—	2	2,752	—	197,118	216,978
Other commercial and industrial	131,580	118,647	16,796	158	2,930	1,410	22,000	293,521
Total commercial loans	$3,098,651	$2,414,824	$262,144	$49,305	$610,384	$278,119	$339,117	$7,052,544

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

Energy loans totaled $2.3 billion or 20% of total loans at June 30, 2012. Outstanding energy loans increased $112 million during the second quarter of 2012. Unfunded energy loan commitments increased by $220 million to $2.1 billion at June 30, 2012. Approximately $2.0 billion of energy loans were to oil and gas producers, up $143 million over March 31, 2012. Approximately 55% of the committed production loans are secured by properties primarily producing natural gas and 45% of the committed production loans are secured by properties primarily producing oil. Loans to borrowers engaged in wholesale or retail energy sales decreased $44 million to $138 million. Loans to borrowers that provide services to the energy industry decreased $21 million during the second quarter of 2012 to $66 million and loans to borrowers that manufacture equipment primarily for the energy industry decreased $1.7 million during the second quarter of 2012 to $34 million.

The services sector of the loan portfolio totaled $1.9 billion or 17% of total loans and consists of a large number of loans to a variety of businesses, including community foundations, communications, educational, gaming and transportation services. Service sector loans increased $19 million over March 31, 2012. Approximately $1.0 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business. Loans in this sector may also be secured by personal guarantees of the owners or related parties.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At June 30, 2012, the outstanding principal balance of these loans totaled $2.2 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 31% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.

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

Commercial real estate loans totaled $2.1 billion or 18% of the loan portfolio at June 30, 2012. The outstanding balance of commercial real estate loans decreased $107 million over the first quarter of 2012 primarily due to improved market conditions for permanent financing such as commercial mortgage-backed securities or with insurance companies. The trend in decreasing commercial real estate loan balances has reduced the percentage of commercial real estate loans to our total loan portfolio below its historical range of 20% to 23% over the past five years. The commercial real estate sector of our loan portfolio is distributed as follows in Table 21.

 Table 21 – Commercial Real Estate Loans by Principal Market
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Construction and land development	$95,024	$48,989	$55,387	$18,295	$44,779	$16,519	$8,066	$287,059
Retail	136,916	191,124	61,954	12,162	19,361	58,282	12,578	492,377
Office	93,794	169,169	66,440	12,233	13,397	29,299	60	384,392
Multifamily	147,143	86,181	22,128	45,135	24,510	21,667	15,401	362,165
Industrial	58,053	102,790	34,779	1,725	6,938	15,337	11,411	231,033
Other real estate	113,831	80,492	45,183	30,345	40,556	40,409	18,372	369,188
Total commercial real estate loans	$644,761	$678,745	$285,871	$119,895	$149,541	$181,513	$65,888	$2,126,214

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $31 million from March 31, 2012 to $287 million at June 30, 2012 primarily due to payments. Only $181 thousand of construction and land development loans were charged-off in the second quarter of 2012 and $1.6 million were transferred to other real estate owned. This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed.

Loans secured by multifamily residential properties decreased $74 million and loans secured by industrial properties decreased $58 million from March 31, 2012, both primarily in the Texas market. Loans secured by offices increased $15 million during the second quarter of 2012, primarily in the Texas market.
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

Residential mortgage loans totaled $2.0 billion, up $37 million over March 31, 2012. In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

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

Approximately $78 million or 7% of the non-guaranteed portion of the permanent mortgage loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs. The outstanding balance of these loans is down from $82 million at March 31, 2012. These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation. However, these loans do have a higher risk of delinquency and losses in the event of default than traditional residential mortgage loans. The initial maximum LTV of loans in these programs was 103%.

At June 30, 2012, $168 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes $36 million of residential mortgage loans previously sold into GNMA mortgage pools. The Company may repurchase these loans when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. The remaining amount represents loans that the Company has repurchased from GNMA mortgage pools. Permanent residential mortgage loans guaranteed by U.S. government agencies decreased $18 million compared to March 31, 2012.

Home equity loans totaled $696 million at June 30, 2012, a $48 million increase over March 31, 2012. Approximately 39% of the home equity portfolio is comprised of junior lien loans and 61% of the home equity portfolio is comprised of first lien loans. Junior lien loans are distributed 79% to amortizing term loans and 21% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand.

Indirect automobile loans decreased $19 million from March 31, 2012, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009. Approximately $63 million of indirect automobile loans remain outstanding at June 30, 2012. Other consumer loans decreased $4.9 million during the second quarter of 2012.

The composition of residential mortgage and consumer loans at June 30, 2012 is as follows in Table 22. All permanent residential mortgage loans originated and serviced by our mortgage banking unit are attributed to the Oklahoma market. Other permanent residential mortgage loans originated by the Bank are attributed to their respective principal market.

Table 22 – Residential Mortgage and Consumer Loans by Principal Market
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Residential mortgage:
Permanent mortgage	$743,509	$178,404	$40,974	$17,837	$63,552	$62,702	$34,393	$1,141,371
Permanent mortgages guaranteed by U.S. government agencies	168,059	—	—	—	—	—	—	168,059
Home equity	420,751	117,568	103,970	5,673	25,876	13,914	7,915	695,667
Total residential mortgage	$1,332,319	$295,972	$144,944	$23,510	$89,428	$76,616	$42,308	$2,005,097

Consumer:
Indirect automobile	$32,920	$11,244	$—	$18,760	$—	$—	$—	$62,924
Other consumer	172,516	104,358	15,828	5,510	20,612	6,227	4,601	329,652
Total consumer	$205,436	$115,602	$15,828	$24,270	$20,612	$6,227	$4,601	$392,576
Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $6.1 billion and standby letters of credit which totaled $449 million at June 30, 2012. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $2.9 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at June 30, 2012.

As more fully described in Note 5 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At June 30, 2012, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $241 million, down from $248 million at March 31, 2012. Substantially all of these loans are to borrowers in our primary markets including $170 million to borrowers in Oklahoma, $24 million to borrowers in Arkansas, $15 million to borrowers in New Mexico, $14 million to borrowers in the Kansas/Missouri area and $11 million to borrowers in Texas.

Under certain conditions, we also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements. At June 30, 2012, we have unresolved deficiency requests from the agencies on 303 loans with an aggregate outstanding balance of $40 million. At March 31, 2012, we had unresolved deficiency requests from the agencies on 280 loans with an aggregate outstanding balance of $36 million. For all of 2012, 2011 and 2010 combined, less than 10% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. We repurchased 15 loans from the agencies during the second quarter of 2012 for $1.4 million and recognized minimal losses. We also provided indemnification to the agencies on 3 additional loans with an unpaid balance of $58 thousand during the second quarter of 2012. While the level of repurchase requests resulting in actual repurchases or indemnifications by the Company has remained low, the loss severity has trended higher. As such, we increased our accrual for credit losses related to potential loan repurchases under representations and warranties to $5.0 million at June 30, 2012 from $2.1 million at March 31, 2012.

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

Derivative contracts are carried at fair value. At June 30, 2012, the net fair values of derivative contracts reported as assets under these programs totaled $359 million, compared to $379 million at March 31, 2012. Derivative contracts carried as assets included to-be-announced residential mortgage backed securities sold to our mortgage banking customers considered interest rate derivative contracts with fair values of $105 million, interest rate swaps sold to loan customers with fair values of $77 million, energy contracts with fair values of $76 million and foreign exchange contracts with fair values of $137 million. The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $369 million.

At June 30, 2012, total derivative assets were reduced by $51 million of cash collateral received from counterparties and total derivative liabilities were reduced by $43 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2012 follows in Table 23.

Table 23 – Fair Value of Derivative Contracts
(In thousands)

Customers	$199,805
Banks and other financial institutions	122,678
Exchanges	30,806
Energy companies	5,282
Fair value of customer hedge asset derivative contracts, net	$358,571

The largest exposure to a single counterparty was to a loan customer for an interest rate swap which totaled $13 million at June 30, 2012 used to convert their variable rate loan to a fixed rate.

Our aggregate gross exposure to all European banks totaled $4.5 million at June 30, 2012. In addition, $8.5 million is owed to us by MF Global which filed for bankruptcy protection on October 31, 2011 after partial distributions from the bankruptcy trustee. The remaining amount due was written down in the fourth quarter of 2011 to $6.8 million based on our evaluation of the amount we expect to recover.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $19.65 per barrel of oil would increase the fair value of derivative assets by $42 million. An increase in prices equivalent to $153.99 per barrel of oil would increase the fair value of derivative assets by $294 million as current prices move away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $38 million. The fair value of our to-be-announced residential mortgage backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2012, changes in interest rate would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and off-balance sheet credit losses totaled $241 million or 2.09% of outstanding loans and 167.09% of nonaccruing loans at June 30, 2012. The allowance for loans losses was $232 million and the accrual for off-balance sheet credit losses was $9.7 million. At March 31, 2012, the combined allowance for credit losses was $254 million or 2.20% of outstanding loans and 139% of nonaccruing loans at March 31, 2012. The allowance for loan losses was $244 million and the accrual for off-balance sheet credit losses was $10 million. The accruals for off-balance sheet credit losses for June 30, 2012, March 31, 2012 and December 31, 2011 included $7.1 million which was refunded to the City of Tulsa subsequent to June 30, 2012, related to an Oklahoma Supreme Court ruling that reversed a loan settlement agreement between the Company and the City of Tulsa. The refund of this settlement will increase third quarter net charge-offs.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments and after exhaustion of collection efforts. An $8.0 million negative provision for credit losses was recorded in the second quarter of 2012 based on a continued trend of declining charge-offs, reduced nonaccruing loans and improvements in other credit quality factors. No provision for credit losses was recorded in the first quarter of 2012 and the provision for credit losses totaled $2.7 million in the second quarter of 2011.

Table 24 – Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Allowance for loan losses:
Beginning balance	$244,209	$253,481	$271,456	$286,611	$289,549
Loans charged off:
Commercial	(4,094)	(2,934)	(4,099)	(5,083)	(3,302)
Commercial real estate	(1,216)	(6,725)	(3,365)	(2,335)	(3,380)
Residential mortgage	(4,061)	(1,786)	(4,375)	(3,403)	(3,381)
Consumer	(2,172)	(2,229)	(2,932)	(3,202)	(2,711)
Total	(11,543)	(13,674)	(14,771)	(14,023)	(12,774)
Recoveries of loans previously charged off:
Commercial	4,125	1,946	2,316	1,404	2,187
Commercial real estate	544	1,312	1,220	911	306
Residential mortgage	750	411	715	283	254
Consumer	1,283	1,520	1,060	1,271	1,509
Total	6,702	5,189	5,311	3,869	4,256
Net loans charged off	(4,841)	(8,485)	(9,460)	(10,154)	(8,518)
Provision for loan losses	(7,699)	(787)	(8,515)	(5,001)	5,580
Ending balance	$231,669	$244,209	$253,481	$271,456	$286,611
Accrual for off-balance sheet credit losses:
Beginning balance	$10,048	$9,261	$15,746	$10,745	$13,625
Provision for off-balance sheet credit losses	(301)	787	(6,485)	5,001	(2,880)
Ending balance	$9,747	$10,048	$9,261	$15,746	$10,745
Total combined provision for credit losses	$(8,000)	$—	$(15,000)	$—	$2,700
Allowance for loan losses to loans outstanding at period-end	2.00%	2.11%	2.25%	2.44%	2.67%
Net charge-offs (annualized) to average loans	0.17%	0.30%	0.34%	0.37%	0.32%
Total provision for credit losses (annualized) to average loans	(0.28)%	—%	(0.54)%	—%	0.10%
Recoveries to gross charge-offs	58.06%	37.95%	35.96%	27.59%	33.32%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.15%	0.15%	0.14%	0.25%	0.18%
Combined allowance for credit losses to loans outstanding at period-end	2.09%	2.20%	2.33%	2.58%	2.77%
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

At June 30, 2012, risk-graded impaired loans totaled $126 million, including $6.2 million with specific allowances of $1.8 million and $120 million with no specific allowances because the loans balances represent the amounts we expect to recover. At March 31, 2012, risk-graded impaired loans totaled $160 million, including $8.8 million of impaired loans with specific allowances of $2.3 million and $152 million with no specific allowances.

General allowances for unimpaired loans are based on an estimated loss rate by loan class. Estimated loss rates for risk graded loans are either increased or decreased based on changes in risk grading for each loan class. Estimated loss rates for both risk graded and non-risk graded loans may be further adjusted for inherent risk identified for the given loan class which have not yet been captured in the loss rate.

The aggregate amount of general allowances for all unimpaired loans totaled $189 million at June 30, 2012 and $198 million at March 31, 2012. The decrease in the aggregate amount of general allowance for unimpaired loans was primarily due to the declining trend of charge-offs.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $41 million at June 30, 2012 and $44 million at March 31, 2012. The nonspecific allowance at both June 30, 2012 and March 31, 2012 includes consideration of the bankruptcy filing by a major employer in the Tulsa, Dallas/Ft. Worth and Kansas City markets. Although, we have no direct exposure, the secondary effect on employees, retirees, vendors, suppliers and other business partners could be significant. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio.

An allocation of the allowance for loan losses by loan category is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loans agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. The potential problem loans totaled $159 million at June 30, 2012. The current composition of potential problem loans by primary industry included services - $40 million, construction and land development - $27 million, other commercial real estate - $14 million, residential mortgage - $13 million, wholesale / retail - $12 million, commercial real estate secured by office buildings - $12 million, and energy - $11 million. Potential problem loans totaled $173 million at March 31, 2012.

Net Loans Charged Off

Loans are charged off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateralvalue. Commercial and commercial real estate loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Residential mortgage and consumer loans are generally charged off when payments are between 90 days and 180 days past due, depending on loan class.

Net loans charged off during the second quarter of 2012 totaled $4.8 million compared to $8.5 million in the previous quarter and $8.5 million in the second quarter of 2011. The ratio of net loans charged off (annualized) to average outstanding loans was 0.17% for the second quarter of 2012 compared with 0.30% for the first quarter of 2012 and 0.32% for the second quarter of 2011. Net loans charged off in the second quarter of 2012 decreased $3.6 million compared to the previous quarter.

Net loans charged off (recovered) by category and principal market area during the second quarter of 2012 follow in Table 25.

Table 25 – Net Loans Charged Off (Recovered)
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total
Commercial	$20	$2,325	$—	$(2,094)	$(139)	$106	$(249)	$(31)
Commercial real estate	258	—	367	—	(292)	339	—	672
Residential mortgage	2,667	222	18	(4)	75	333	—	3,311
Consumer	481	300	24	(67)	126	19	6	889
Total net loans charged off (recovered)	$3,426	$2,847	$409	$(2,165)	$(230)	$797	$(243)	$4,841

Net commercial loans charged off during the second quarter of 2012 decreased $1.0 million compared to the prior quarter and were comprised primarily of a gross charge-off of $3.0 million from a single healthcare sector loan in the Texas market offset by a $2.0 million recovery from a single wholesale/retail sector customer in the Arkansas market and $1.1 million recovery from the service sector of the loan portfolio, primarily in the Texas market.

Net charge-offs of commercial real estate loans decreased $4.7 million from the first quarter of 2012 and were primarily comprised of net charge-offs of land and residential construction sector loans in the Arizona and Colorado markets.

Residential mortgage net charge-offs were up $1.9 million over the previous quarter and consumer loan net charge-offs, which include indirect auto loan and deposit account overdraft losses, increased $180 thousand over the previous quarter.  All residential mortgage net charge-offs related to loans serviced by our mortgage company across our geographical footprint are attributed to the Oklahoma market.
Nonperforming Assets

Table 26 – Nonperforming Assets (In thousands)

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Nonaccruing loans:
Commercial	$34,529	$61,750	$68,811	$83,736	$53,365
Commercial real estate	80,214	86,475	99,193	110,048	110,363
Residential mortgage	22,727	27,462	29,767	31,731	31,693
Consumer	7,012	7,672	3,515	3,960	4,749
Total nonaccruing loans	144,482	183,359	201,286	229,475	200,170
Renegotiated loans[2]	28,415	36,764	32,893	30,477	22,261
Total nonperforming loans	172,897	220,123	234,179	259,952	222,431
Real estate and other repossessed assets	105,708	115,790	122,753	127,943	129,026
Total nonperforming assets	$278,605	$335,913	$356,932	$387,895	$351,457

Nonaccruing loans by principal market:
Oklahoma	$49,931	$64,097	$65,261	$73,794	$41,411
Texas	24,553	29,745	28,083	29,783	32,385
New Mexico	13,535	15,029	15,297	17,242	17,244
Arkansas	6,865	18,066	23,450	26,831	24,842
Colorado	28,239	28,990	33,522	36,854	37,472
Arizona	21,326	27,397	35,673	44,929	43,307
Kansas / Missouri	33	35	—	42	3,509
Total nonaccruing loans	$144,482	$183,359	$201,286	$229,475	$200,170

Nonaccruing loans by loan portfolio sector:
Commercial:
Energy	$3,087	$336	$336	$3,900	$345
Manufacturing	12,230	23,402	23,051	27,691	4,366
Wholesale / retail	4,175	15,388	21,180	27,088	25,138
Integrated food services	—	—	—	—	—
Services	10,123	12,890	16,968	18,181	16,254
Healthcare	3,310	7,946	5,486	5,715	5,962
Other	1,604	1,788	1,790	1,161	1,300
Total commercial	34,529	61,750	68,811	83,736	53,365

Table 26 – Nonperforming Assets (In thousands)

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Commercial real estate:
Land development and construction	46,050	52,416	61,874	72,207	76,265
Retail	7,908	6,193	6,863	6,492	4,642
Office	10,589	10,733	11,457	11,967	11,473
Multifamily	3,219	3,414	3,513	4,036	4,717
Industrial	—	—	—	—	—
Other commercial real estate	12,448	13,719	15,486	15,346	13,266
Total commercial real estate	80,214	86,475	99,193	110,048	110,363
Residential mortgage:
Permanent mortgage	18,136	22,822	25,366	27,486	27,991
Home equity	4,591	4,640	4,401	4,245	3,702
Total residential mortgage	22,727	27,462	29,767	31,731	31,693
Consumer	7,012	7,672	3,515	3,960	4,749
Total nonaccrual loans	$144,482	$183,359	$201,286	$229,475	$200,170

Ratios:
Allowance for loan losses to nonaccruing loans	160.34%	133.19%	125.93%	118.29%	143.18%
Nonaccruing loans to period-end loans	1.25%	1.58%	1.79%	2.06%	1.86%
Accruing loans 90 days or more past due[1]	$691	$6,140	$2,496	$1,401	$2,341

[1]Excludes residential mortgages guaranteed by agencies of the U.S. Government.
[2]Includes residential mortgages guaranteed by agencies of the U.S. Government. These loans have been modified to extend payment terms and/or reduce interest rates.	$24,760	$32,770	$28,974	$26,670	$18,716

Nonperforming assets decreased $57 million during the second quarter of 2012 to $279 million or 2.38% of outstanding loans and repossessed assets at June 30, 2012. Nonaccruing loans totaled $144 million, renegotiated residential mortgage loans totaled $28 million (composed primarily of $25 million of residential mortgage loans guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $106 million. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

Loans are classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. As more fully discussed in Note 4 to the Consolidated Financial Statements, we may modify nonaccruing commercial and commercial real estate loans in troubled debt restructuring. Modifications may include extension of payment terms and rate concessions. We do not forgive principal or accrued but unpaid interest. We may also renew matured nonaccruing loans. Nonaccuring loans, including those renewed or modified in troubled debt restructurings, are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of available cash resources and collateral value. Nonaccruing loans generally remain on nonaccrual status until full collection of principal and interest in accordance with the original terms, including principal previously charged off, is probable.

We generally do not voluntarily modify consumer loans to troubled borrowers.

Renegotiated loans consist primarily of accruing residential mortgage loans modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statement for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. No unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loan is placed on nonaccrual status and included in nonaccrual loans. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. agency guidelines.

A rollforward of nonperforming assets for the second quarter of 2012 follows in Table 27.

Table 27 – Rollforward of Nonperforming Assets (In thousands)

	Three Months Ended
	June 30, 2012
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, March 31, 2012	$183,359	$36,764	$115,790	$335,913
Additions	18,164	2,274	—	20,438
Payments	(37,977)	(144)	—	(38,121)
Charge-offs	(11,543)	—	—	(11,543)
Net write-downs and losses	—	—	(3,242)	(3,242)
Foreclosure of nonperforming loans	(6,235)	(2,593)	8,828	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	20,952	20,952
Proceeds from sales	—	(4,993)	(17,147)	(22,140)
Conveyance to U.S. government agencies	—	—	(19,568)	(19,568)
Net transfers to nonaccruing loans	414	(414)	—	—
Return to accrual status	(950)	—	—	(950)
Other, net	(750)	(2,479)	95	(3,134)
Balance, June 30, 2012	$144,482	$28,415	$105,708	$278,605

	Six Months Ended
	June 30, 2012
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2011	$201,286	$32,893	$122,753	$356,932
Additions	39,260	9,102	—	48,362
Payments	(57,546)	(486)	—	(58,032)
Charge-offs	(25,217)	—	—	(25,217)
Net writedowns and losses	—	—	(3,762)	(3,762)
Foreclosure of nonperforming loans	(13,156)	(3,965)	17,121	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	38,700	38,700
Proceeds from sales	—	(6,320)	(35,900)	(42,220)
Conveyance to U.S. government agencies	—	—	(34,247)	(34,247)
Net transfers to nonaccruing loans	232	(232)	—	—
Return to accrual status	(950)	—	—	(950)
Other, net	573	(2,577)	1,043	(961)
Balance, June 30, 2012	$144,482	$28,415	$105,708	$278,605

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During the second quarter of 2012, $21 million of properties guaranteed by U.S. government agencies were foreclosed on and $20 million of properties were conveyed to the applicable U.S. government agencies during the second quarter of 2012. For the six months ended June 30, 2012 , $39 million of properties guaranteed by U.S. government agencies were foreclosed on and $34 million of properties conveyed.

Nonaccruing loans totaled $144 million or 1.25% of outstanding loans at June 30, 2012 and $183 million or 1.58% of outstanding loans at March 31, 2012. Nonaccruing loans decreased $39 million from March 31, 2012 due primarily to $38 million of payments, $12 million of charge-offs and $6.2 million of foreclosures. Newly identified nonaccruing loans totaled $18 million for the second quarter of 2012.

The distribution of nonaccruing loans among our various markets follows in Table 28.
Table 28 – Nonaccruing Loans by Principal Market (Dollars In thousands)

	June 30, 2012		March 31, 2012		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$49,931	0.95%	$64,097	1.22%	$(14,166)	(27)	bp
Texas	24,553	0.70%	29,745	0.83%	(5,192)	(13)
New Mexico	13,535	1.91%	15,029	2.09%	(1,494)	(18)
Arkansas	6,865	3.16%	18,066	7.05%	(11,201)	(389)
Colorado	28,239	3.25%	28,990	3.64%	(751)	(39)
Arizona	21,326	3.93%	27,397	5.11%	(6,071)	(118)
Kansas / Missouri	33	0.01%	35	0.01%	(2)	—
Total	$144,482	1.25%	$183,359	1.58%	$(38,877)	(33)	bp

Nonaccruing loans in the Oklahoma market are primarily composed of $10 million of manufacturing sector loans, $15 million of residential mortgage loans and $15 million of commercial real estate loans. All residential mortgage loans retained by the Company that were originated across our geographical footprint and serviced by our mortgage company are attributed to the Oklahoma market. Nonaccruing loans in the Arizona and Colorado markets consisted primarily of commercial real estate loans. Nonaccruing loans attributed to the Texas market included $9.0 million of commercial real estate loans, $3.9 million of residential mortgage loans and $4.0 million of consumer loans.
Commercial

Nonaccruing commercial loans totaled $35 million or 0.49% of total commercial loans at June 30, 2012, down from $62 million or 0.89% of total commercial loans at March 31, 2012. Nonaccruing commercial loans at June 30, 2012 were primarily composed of $12 million or 3.37% of total manufacturing sector loans and $10 million or 0.52% of total services sector loans. Nonaccruing manufacturing sectors loans were primarily composed of a single customer in the Oklahoma market totaling $9.5 million at June 30, 2012, down from $21 million at March 31, 2012 on payments received during the second quarter. Nonaccruing wholesale/retail sector loans were primarily composed of a single customer relationship in the Arkansas market totaling $11 million at March 31, 2012. This loan was fully paid off during the second quarter including a recovery of $2.0 million of amounts previously charged off and $2.9 million of foregone interest and fees.

Nonaccruing commercial loans decreased $27 million in the second quarter of 2012 primarily due to $29 million in payments and $4 million in charge-offs, partially offset by $8 million of newly identified nonaccruing commercial loans during the quarter.

The distribution of nonaccruing commercial loans among our various markets was as follows in Table 29.

Table 29 – Nonaccruing Commercial Loans by Principal Market (Dollars in thousands)

	June 30, 2012		March 31, 2012		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$17,320	0.56%	$26,456	0.85%	$(9,136)	(29)	bp
Texas	7,682	0.32%	11,751	0.50%	(4,069)	(18)
New Mexico	2,137	0.82%	2,854	1.04%	(717)	(22)
Arkansas	358	0.73%	11,369	17.60%	(11,011)	(1,687)
Colorado	2,008	0.33%	3,037	0.56%	(1,029)	(23)
Arizona	5,024	1.81%	6,283	2.33%	(1,259)	(52)
Kansas / Missouri	—	—%	—	—%	—	—
Total commercial	$34,529	0.49%	$61,750	0.89%	$(27,221)	(40)	bp

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $80 million or 3.77% of outstanding commercial real estate loans at June 30, 2012 compared to $86 million or 3.87% of outstanding commercial real estate loans at March 31, 2012. Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans. Nonaccruing commercial real estate loans were down $6.3 million compared to the prior quarter. Newly identified nonaccruing commercial real estate loans totaled $5.0 million, offset by $8.5 million of cash payments received, $1.2 million of charge-offs and $1.6 million of foreclosures. The distribution of our nonaccruing commercial real estate loans among our geographic markets follows in Table 30.

Table 30 – Nonaccruing Commercial Real Estate Loans by Principal Market (Dollars in thousands)

	June 30, 2012		March 31, 2012		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$15,180	2.35%	$15,519	2.46%	$(339)	(11)	bp
Texas	8,955	1.32%	9,914	1.23%	(959)	9
New Mexico	9,843	3.44%	10,651	3.77%	(808)	(33)
Arkansas	5,588	4.66%	5,588	4.00%	—	66
Colorado	26,064	17.43%	25,780	17.81%	284	(38)
Arizona	14,584	8.03%	19,023	10.52%	(4,439)	(249)
Kansas / Missouri	—	—%	—	—%	—	—
Total commercial real estate	$80,214	3.77%	$86,475	3.87%	$(6,261)	(10)	bp

Nonaccruing commercial real estate loans are primarily concentrated in the Colorado, Oklahoma and Arizona markets. Nonaccruing commercial real estate loans attributed to the Colorado market consist primarily of nonaccruing residential construction and land development loans. Nonaccruing commercial real estate loans in the Oklahoma market consisted primarily of $5.3 million of residential construction and land development loans, $3.2 million of loans secured by multifamily residential properties, $2.5 million of other commercial real estate loans and $2.4 million of loans secured by retail facilities. Nonaccruing commercial real estate loans in the Arizona market primarily consist of $5.5 million of other commercial real estate loans, $4.5 million of residential construction and land development loans and $3.4 million of loans secured by office buildings.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $23 million or 1.13% of outstanding residential mortgage loans at June 30, 2012 compared to $27 million or 1.40% of outstanding residential mortgage loans at March 31, 2012. Newly identified nonaccrual residential mortgage loans totaled $2.9 million, offset by $4.1 million of loans charged off and $3.7 million of foreclosures during the quarter. Nonaccruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $18 million or 1.39% of outstanding permanent residential mortgage loans at June 30, 2012. Nonaccruing home equity loans totaled $4.6 million or 0.66% of total home equity loans.

Payments of accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 31. Principally all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due increased $2.5 million to $17 million at June 30, 2012. Consumer loans past due 30 to 89 days decreased $1.2 million from March 31, 2012.

Table 31 – Residential Mortgage and Consumer Loans Past Due (In thousands)

	June 30, 2012		March 31, 2012
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$495	$15,130	$54	$12,705
Home equity	44	2,211	—	2,087
Total residential mortgage	$539	$17,341	54	$14,792
Consumer:
Indirect automobile	$1	$1,771	$—	$2,231
Other consumer	14	718	42	1,467
Total consumer	$15	$2,489	$42	$3,698

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $106 million at June 30, 2012, a $10.1 million decrease from March 31, 2012. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 32 following.

Table 32 – Real Estate and Other Repossessed Assets by Principal Market (In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
Developed commercial real estate properties	$2,356	$8,066	$2,380	$1,506	$3,103	$14,633	$404	$—	$32,448
1-4 family residential properties	6,438	3,621	2,342	1,541	1,826	1,785	687	595	18,835
1-4 family residential properties guaranteed by U.S. government agencies	4,919	1,685	229	326	12,208	283	1,068	687	21,405
Undeveloped land	361	4,417	2,903	123	200	5,720	3,679	—	17,403
Residential land development properties	702	3,769	2,139	46	1,360	5,839	153	—	14,008
Oil and gas properties	—	709	—	—	—	—	—	—	709
Construction equipment	—	—	—	—	—	—	178	—	178
Vehicles	115	39	—	85	—	—	—	—	239
Multifamily residential properties	—	—	—	323	—	136	—	—	459
Other	—	—	—	—	—	—	—	24	24
Total real estate and other repossessed assets	$14,891	$22,306	$9,993	$3,950	$18,697	$28,396	$6,169	$1,306	$105,708

Undeveloped land is primarily zoned for commercial development.  Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the second quarter of 2012, approximately 72% of our funding was provided by deposit accounts, 11% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the second quarter of 2012 totaled $18.4 billion and represented approximately 72% of total liabilities and capital compared with $18.7 billion and 73% of total liabilities and capital for the first quarter of 2012. Average deposits decreased $206 million compared to the first quarter of 2012. Average demand deposits increased $431 million. Average interest-bearing transaction deposit accounts decreased $540 million and average time deposits decreased $114 million.

Average Commercial Banking deposit balances were down $143 million compared to the first quarter of 2012. Growth in demand deposits was offset by decreased balances in interest-bearing transaction deposit accounts. Balances attributed to our treasury services customers were down $131 million, balances related to our integrated food services customers were down $70 million and balances related to our energy customers were down $26 million. Small business customer balances grew by $30 million, balances attributed to our commercial real estate customers were up $25 million, and average deposits attributable to our commercial and industrial customers were up $18 million. Commercial customers continue to retain large cash reserves primarily due to continued economic uncertainty and low yields available on other high quality investment alternatives. Average Consumer Banking deposit balances were down $38 million compared to the first quarter of 2012. Time deposits balances were down $77 million, partially offset by a $17 million increase in saving accounts and a $16 million increase in interest-bearing deposits accounts. Consumer demand deposit accounts were essentially flat compared to the first quarter of 2012. Wealth Management Deposits were down $19 million compared to the first quarter of 2012 primarily due to a decrease in time deposits. Growth in demand deposits attributed to Wealth Management was largely offset by a decrease in interest-bearing deposit accounts.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) provided temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010. This temporary program is set to expire on December 31, 2012 although an extension of this program is currently under consideration. Upon expiration, noninterest-bearing transaction accounts will be insured only up to $250,000. Demand deposits represent 34% of total average deposits for the second quarter of 2012. The impact of the expiration of this temporary program is uncertain, but could result in a decrease in average demand deposits held by customers.

Brokered deposits, which are included in time deposits, averaged $187 million for the second quarter of 2012, flat compared to the first quarter of 2012.

The distribution of our period-end deposit account balances among principal markets follows in Table 33.

Table 33 – Period-end Deposits by Principal Market Area (In thousands)

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Oklahoma:
Demand	$3,499,834	$3,445,424	$3,223,201	$2,953,410	$2,486,671
Interest-bearing:
Transaction	5,412,002	5,889,625	6,050,986	6,038,770	5,916,784
Savings	150,353	148,556	126,763	122,829	120,278
Time	1,354,148	1,370,868	1,450,571	1,489,486	1,462,137
Total interest-bearing	6,916,503	7,409,049	7,628,320	7,651,085	7,499,199
Total Oklahoma	10,416,337	10,854,473	10,851,521	10,604,495	9,985,870

Texas:
Demand	1,966,465	1,876,133	1,808,491	1,710,315	1,528,772
Interest-bearing:
Transaction	1,813,209	1,734,655	1,940,819	1,820,116	1,741,176
Savings	51,114	50,331	45,872	42,272	42,185
Time	772,809	789,860	867,664	938,200	992,366
Total interest-bearing	2,637,132	2,574,846	2,854,355	2,800,588	2,775,727
Total Texas	4,603,597	4,450,979	4,662,846	4,510,903	4,304,499

New Mexico:
Demand	357,367	333,707	319,269	325,612	299,305
Interest-bearing:
Transaction	506,165	503,015	491,068	480,816	483,026
Savings	31,215	32,688	27,487	26,127	24,613
Time	383,350	392,234	410,722	431,436	449,618
Total interest-bearing	920,730	927,937	929,277	938,379	957,257
Total New Mexico	1,278,097	1,261,644	1,248,546	1,263,991	1,256,562

Arkansas:
Demand	16,921	22,843	18,513	21,809	17,452
Interest-bearing:
Transaction	172,829	151,708	131,181	181,486	138,954
Savings	2,220	2,358	1,727	1,735	1,673
Time	48,517	54,157	61,329	74,163	82,112
Total interest-bearing	223,566	208,223	194,237	257,384	222,739
Total Arkansas	240,487	231,066	212,750	279,193	240,191

Colorado:
Demand	301,646	311,057	272,565	217,394	196,915
Interest-bearing:
Transaction	465,276	476,718	511,993	520,743	509,738
Savings	24,202	23,409	22,771	22,599	21,406
Time	491,280	498,124	523,969	547,481	563,642
Total interest-bearing	980,758	998,251	1,058,733	1,090,823	1,094,786
Total Colorado	1,282,404	1,309,308	1,331,298	1,308,217	1,291,701

Table 33 – Period-end Deposits by Principal Market Area (In thousands)

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Arizona:
Demand	137,313	131,539	106,741	138,971	150,194
Interest-bearing:
Transaction	113,310	95,010	104,961	101,933	107,961
Savings	2,313	1,772	1,192	1,366	1,364
Time	31,539	34,199	37,641	40,007	44,619
Total interest-bearing	147,162	130,981	143,794	143,306	153,944
Total Arizona	284,475	262,520	250,535	282,277	304,138

Kansas / Missouri:
Demand	160,829	68,469	51,004	46,773	46,668
Interest-bearing:
Transaction	69,083	57,666	123,449	108,973	115,684
Savings	581	505	545	503	358
Time	26,307	26,657	30,086	33,697	40,206
Total interest-bearing	95,971	84,828	154,080	143,173	156,248
Total Kansas / Missouri	256,800	153,297	205,084	189,946	202,916
Total BOK Financial deposits	$18,362,197	$18,523,287	$18,762,580	$18,439,022	$17,585,877

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of federal funds purchased totaled $330 million at June 30, 2012. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $32 million during the quarter.

At June 30, 2012, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $7.5 billion.

A summary of other borrowing by the subsidiary bank follows in Table 34.

Table 34 – Other borrowings (In thousands)

		Three Months Ended				Three Months Ended
		June 30, 2012				March 31, 2012
	June 30, 2012	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	March 31, 2012	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Parent Company and Other Non-Bank Subsidiaries - Other debt	$—	$279	—%	$—	$—	$—	—%	$—

Subsidiary Bank:
Funds purchased	1,453,750	1,740,354	0.16%	1,675,049	1,784,940	1,337,614	0.09%	1,784,940
Repurchase agreements	1,136,948	1,095,298	0.10%	1,136,948	1,162,546	1,183,778	0.09%	1,272,151
Federal Home Loan Bank advances	3,947	32,198	0.39%	253,647	155,087	8,296	0.36%	155,087
Subordinated debentures	353,378	357,609	3.95%	355,452	394,760	397,440	5.62%	398,897
GNMA repurchase liability	37,397	37,513	5.98%	37,864	37,504	48,012	7.07%	47,840
Other	16,712	16,677	4.58%	16,713	16,640	16,603	4.65%	16,640
Total Subsidiary Bank	3,002,132	3,279,649	0.65%				0.96%

Total Other Borrowings	3,002,132	3,279,928	0.65%		$3,551,477	$2,991,743	0.96%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At June 30, 2012, $233 million of this subordinated debt remains outstanding.

Parent Company

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2012, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $157 million of dividends without regulatory approval. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”).Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.50%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 7, 2013. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at June 30, 2012 and the Company met all of the covenants.

Our equity capital at June 30, 2012 was $2.9 billion, up $52 million over March 31, 2012. Net income less cash dividends paid increased equity $72 million during the second quarter of 2012. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of June 30, 2012, the Company has repurchased 39,496 shares for $2.1 million under this program. The Company repurchased 345,300 shares for $18.4 million in the first quarter of 2012 under a previously approved program. No shares were repurchased in the second quarter of 2011.

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

Table 35 – Capital Ratios

	Well Capitalized Minimums	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Average total equity to average assets	—	11.23%	11.11%	10.81%	11.12%	11.05%
Tangible common equity ratio	—	10.07%	9.75%	9.56%	9.65%	9.71%
Tier 1 common equity ratio	—	13.41%	12.83%	13.06%	12.93%	13.15%
Risk-based capital:
Tier 1 capital	6.00%	13.62%	13.03%	13.27%	13.14%	13.30%
Total capital	10.00%	16.19%	16.16%	16.49%	16.55%	16.80%
Leverage	5.00%	9.64%	9.35%	9.15%	9.37%	9.29%
In June, banking regulators issued a Notice of Proposed Rulemaking that will incorporate Basel III capital changes for substantially all U.S. banking organizations. If adopted as proposed, these changes will establish a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus capital conservation buffer. BOK Financial's Tier 1 common equity ratio based on the existing Basel I standards was 13.41% as of June 30, 2012. Our estimated Tier 1 common equity ratio under a fully phased in Basel III framework is approximately 12.75%, nearly 575 basis points above the 7% regulatory threshold. This estimate is subject to interpretation of rules that are not yet final. Additionally, the proposed definition of Tier 1 common equity includes unrealized gains and losses on available for sale securities which are subject to changes from market conditions and inherently volatile.

Capital resources of financial institutions are also regularly measured by the tangible common shareholders’ equity ratio. Tangible common shareholders’ equity is shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) less intangible assets and equity which does not benefit common shareholders. Equity that does not benefit common shareholders includes preferred equity. Tier 1 common equity is tier 1 equity as defined by banking regulations, adjusted for other comprehensive income (loss) and equity which does not benefit common shareholders. These non-GAAP measures are valuable indicators of a financial institution’s capital strength since it eliminates intangible assets from shareholders’ equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income in shareholders’ equity.

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

Table 36 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 36 – Non-GAAP Measures (Dollars in thousands)

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Tangible common equity ratio:
Total shareholders' equity	$2,885,934	$2,834,419	$2,750,468	$2,732,592	$2,667,717
Less: Goodwill and intangible assets, net	344,699	345,246	345,820	346,716	347,611
Tangible common equity	2,541,235	2,489,173	2,404,648	2,385,876	2,320,106
Total assets	25,576,046	25,884,173	25,493,946	25,066,265	24,238,182
Less: Goodwill and intangible assets, net	344,699	345,246	345,820	346,716	347,611
Tangible assets	$25,231,347	$25,538,927	$25,148,126	$24,719,549	$23,890,571
Tangible common equity ratio	10.07%	9.75%	9.56%	9.65%	9.71%
Tier 1 common equity ratio:
Tier 1 capital	$2,418,985	$2,344,779	$2,295,061	$2,247,576	$2,188,199
Less: Non-controlling interest	36,787	35,982	36,184	34,958	24,457
Tier 1 common equity	2,382,198	2,308,797	2,258,877	2,212,618	2,163,742
Risk weighted assets	$17,758,118	$17,993,379	$17,291,105	$17,106,533	$16,452,305
Tier 1 common equity ratio	13.41%	12.83%	13.06%	12.93%	13.15%

Off-Balance Sheet Arrangements

See Note 7 to the Consolidated Financial Statements for a discussion of the Company’s significant off-balance sheet commitments.

Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices or equity prices. Financial instruments that are subject to market risk can be classified either as held for trading or held for purposes other than trading. Market risk excludes changes in fair value due to credit of the individual issuers of financial instruments.

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

The Asset / Liability Committee is responsible for managing market risk in accordance with policy guidelines established by the Board of Directors. The Committee monitors projected variation in net interest revenue, net interest income and economic value of equity due to specified changes in interest rates. The internal policy limit for net interest revenue variation is a maximum decline of 5% to an up or down 200 basis point change over twelve months. These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds and brokered deposits and establish minimum levels for unpledged assets, among other things. Compliance with these internal guidelines is reviewed monthly.

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

Table 37 – Interest Rate Sensitivity (Dollars in thousands)

	200 bp Increase		50 bp Decrease
	2012	2011	2012	2011
Anticipated impact over the next twelve months on net interest revenue	$27,360	$3,552	$(16,658)	$(17,884)
	4.11%	0.50%	(2.50)%	(2.50)%

Trading Activities

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. On a limited basis, BOK Financial may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, municipal bonds and derivative contracts to enhance returns on its securities portfolios. Both of these activities involve interest rate risk.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs.

Management uses a Value at Risk (“VAR”) methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.3 million. At June 30, 2012, the VAR was $2.3 million.  The greatest value at risk during the second quarter of 2012 was $4.3 million. At June 30, 2012, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.
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

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about BOK Financial, the financial services industry and the economy in general. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “plans,” “projects,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for loan losses involve judgments as to expected events and are inherently forward-looking statements. Assessments that BOK Financial’s acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others that BOK Financial has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied, or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to:  (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances and (8) trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Statements of Earnings (Unaudited)

(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2012	2011	2012	2011
Loans	$131,175	$123,830	$258,158	$247,570
Residential mortgage loans held for sale	1,784	1,505	3,552	2,844
Trading securities	364	434	664	848
Taxable securities	4,282	2,800	8,716	5,145
Tax-exempt securities	921	1,324	1,898	2,720
Total investment securities	5,203	4,124	10,614	7,865
Taxable securities	61,583	69,978	121,239	138,992
Tax-exempt securities	631	600	1,232	1,207
Total available for sale securities	62,214	70,578	122,471	140,199
Fair value option securities	2,311	5,243	5,798	8,473
Funds sold and resell agreements	4	3	6	7
Total interest revenue	203,055	205,717	401,263	407,806
Interest expense
Deposits	16,390	23,160	33,888	47,202
Borrowed funds	1,792	3,015	3,381	4,846
Subordinated debentures	3,512	5,541	9,064	11,118
Total interest expense	21,694	31,716	46,333	63,166
Net interest revenue	181,361	174,001	354,930	344,640
Provision for credit losses	(8,000)	2,700	(8,000)	8,950
Net interest revenue after provision for credit losses	189,361	171,301	362,930	335,690
Other operating revenue
Brokerage and trading revenue	32,600	23,725	63,711	49,101
Transaction card revenue	26,758	31,024	52,188	59,469
Trust fees and commissions	19,931	19,150	38,369	37,572
Deposit service charges and fees	25,216	23,857	49,595	46,337
Mortgage banking revenue	39,548	19,356	72,626	36,712
Bank-owned life insurance	2,838	2,872	5,709	5,735
Other revenue	7,559	7,842	16,586	16,174
Total fees and commissions	154,450	127,826	298,784	251,100
Gain on sales of assets, net	3,765	3,344	3,409	3,276
Gain (loss) on derivatives, net	2,345	1,225	(128)	(1,188)
Gain on fair value option securities, net	6,852	9,921	5,119	6,403
Gain on available for sale securities, net	20,481	5,468	24,812	10,370
Total other-than-temporary impairment losses	(135)	(74)	(640)	(74)
Portion of loss reclassified from other comprehensive income	(723)	(4,750)	(3,940)	(9,349)
Net impairment losses recognized in earnings	(858)	(4,824)	(4,580)	(9,423)
Total other operating revenue	187,035	142,960	327,416	260,538
Other operating expense
Personnel	122,297	105,603	237,066	205,597
Business promotion	6,746	4,777	11,134	9,401
Professional fees and services	8,343	6,258	15,942	13,716
Net occupancy and equipment	16,906	15,554	32,929	31,158
Insurance	4,011	4,771	7,877	10,957
Data processing and communications	25,264	24,428	47,408	46,931
Printing, postage and supplies	3,903	3,586	7,214	6,668
Net losses and expenses of repossessed assets	5,912	5,859	8,157	11,874
Amortization of intangible assets	545	896	1,120	1,792
Mortgage banking costs	11,173	8,968	18,746	15,439
Change in fair value of mortgage servicing rights	11,450	13,493	4,323	10,364
Other expense	7,236	9,016	17,107	17,761
Total other operating expense	223,786	203,209	409,023	381,658
Income before taxes	152,610	111,052	281,323	214,570
Federal and state income tax	53,149	39,357	98,669	78,109
Net income	99,461	71,695	182,654	136,461
Net income attributable to non-controlling interest	1,833	2,688	1,411	2,680
Net income attributable to BOK Financial Corp. shareholders	$97,628	$69,007	$181,243	$133,781
Earnings per share:
Basic	$1.43	$1.01	$2.66	$1.96
Diluted	$1.43	$1.00	$2.65	$1.95
Average shares used in computation:
Basic	67,472,665	67,898,483	67,573,280	67,900,279
Diluted	67,744,828	68,169,485	67,847,659	68,173,182
Dividends declared per share	$0.38	$0.275	$0.71	$0.525
 See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$99,461	$71,695	$182,654	$136,461
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(15,401)	62,502	40,034	63,943
Other–than–temporary impairment losses recognized in earnings	858	4,824	4,580	9,423
Reclassification adjustment for net (gains) losses realized and included in earnings	(20,202)	(5,395)	(24,481)	(10,214)
Amortization of unrealized gain on investment securities transferred from available for sale	(1,633)	—	(3,421)	—
Other comprehensive income (loss) before income taxes	(36,378)	61,931	16,712	63,152
Income tax expense	14,150	(23,989)	(6,501)	(24,736)
Other comprehensive income (loss), net of income taxes	(22,228)	37,942	10,211	38,416
Comprehensive income	77,233	109,637	192,865	174,877
Comprehensive income (loss) attributable to non-controlling interests	1,833	2,688	1,411	2,680
Comprehensive income attributed to BOK Financial Corp. shareholders	75,400	106,949	191,454	172,197

Consolidated Balance Sheets

(In thousands, except share data)
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2011
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$628,092	$976,191	$1,098,721
Funds sold and resell agreements	11,171	10,174	12,040
Trading securities	149,317	76,800	99,846
Investment securities (fair value: June 30, 2012 – $440,638; December 31, 2011 - $462,657; June 30, 2011 – $369,247)	412,479	439,236	349,583
Available for sale securities	10,395,415	10,179,365	9,567,008
Fair value option securities	325,177	651,226	553,231
Residential mortgage loans held for sale	259,174	188,125	169,609
Loans	11,576,431	11,269,743	10,737,544
Less allowance for loan losses	(231,669)	(253,481)	(286,611)
Loans, net of allowance	11,344,762	11,016,262	10,450,933
Premises and equipment, net	261,508	262,735	265,057
Receivables	121,944	123,257	129,944
Goodwill	335,601	335,601	335,601
Intangible assets, net	9,098	10,219	12,010
Mortgage servicing rights, net	91,783	86,783	109,192
Real estate and other repossessed assets	105,708	122,753	129,026
Bankers’ acceptances	2,873	1,881	1,661
Derivative contracts	366,204	293,859	229,887
Cash surrender value of bank-owned life insurance	269,093	263,318	261,203
Receivable on unsettled securities trades	32,876	75,151	170,600
Other assets	453,771	381,010	293,030
Total assets	$25,576,046	$25,493,946	$24,238,182

Noninterest-bearing demand deposits	$6,440,375	$5,799,785	$4,725,977
Interest-bearing deposits:
Transaction	8,551,874	9,354,456	9,013,323
Savings	261,998	226,357	211,877
Time	3,107,950	3,381,982	3,634,700
Total deposits	18,362,197	18,762,580	17,585,877
Funds purchased	1,453,750	1,063,318	1,706,893
Repurchase agreements	1,136,948	1,233,064	1,106,163
Other borrowings	58,056	74,485	149,703
Subordinated debentures	353,378	398,881	398,788
Accrued interest, taxes and expense	140,434	149,508	104,493
Bankers’ acceptances	2,873	1,881	1,661
Derivative contracts	370,053	236,522	173,917
Due on unsettled securities trades	603,800	653,371	166,607
Other liabilities	171,836	133,684	151,906
Total liabilities	22,653,325	22,707,294	21,546,008
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2012 – 72,006,628; December 31, 2011 – 71,533,354; June 30, 2011 – 71,100,444)	4	4	4
Capital surplus	836,065	818,817	794,292
Retained earnings	2,086,565	1,953,332	1,842,022
Treasury stock (shares at cost: June 30, 2012 – 3,862,469; December 31, 2011 – 3,380,310; June 30, 2011 – 2,637,575)	(175,890)	(150,664)	(114,856)
Accumulated other comprehensive income	139,190	128,979	146,255
Total shareholders’ equity	2,885,934	2,750,468	2,667,717
Non-controlling interest	36,787	36,184	24,457
Total equity	2,922,721	2,786,652	2,692,174
Total liabilities and equity	$25,576,046	$25,493,946	$24,238,182

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)
	Common Stock		Accumulated Other Comprehensive Income(Loss)	Capital Surplus	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non- Controlling Interest	Total
	Shares	Amount				Shares	Amount			Equity

Balance, December 31, 2010	70,816	$4	$107,839	$782,805	$1,743,880	2,608	$(112,802)	$2,521,726	$22,152	$2,543,878
Comprehensive income:
Net income	—	—	—	—	133,781	—	—	133,781	2,680	136,461
Other comprehensive income	—	—	38,416	—	—	—	—	38,416	—	38,416
Exercise of stock options	284	—	—	6,345	—	30	(2,054)	4,291	—	4,291
Tax benefit on exercise of stock options	—	—	—	339	—	—	—	339	—	339
Stock-based compensation	—	—	—	4,803	—	—	—	4,803	—	4,803
Cash dividends on common stock	—	—	—	—	(35,639)	—	—	(35,639)	—	(35,639)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(375)	(375)

Balance, June 30, 2011	71,100	$4	$146,255	$794,292	$1,842,022	2,638	$(114,856)	$2,667,717	$24,457	$2,692,174

Balances at December 31, 2011	71,533	$4	$128,979	$818,817	$1,953,332	3,380	$(150,664)	$2,750,468	$36,184	$2,786,652
Comprehensive income:
Net income	—	—	—	—	181,243	—	—	181,243	1,411	182,654
Other comprehensive income	—	—	10,211	—	—	—	—	10,211	—	10,211
Treasury stock purchases	—	—	—	—	—	384	(20,558)	(20,558)	—	(20,558)
Exercise of stock options	473	—	—	13,122	—	98	(4,668)	8,454	—	8,454
Tax benefit on exercise of stock options	—	—	—	(677)	—	—	—	(677)	—	(677)
Stock-based compensation	—	—	—	4,803	—	—	—	4,803	—	4,803
Cash dividends on common stock	—	—	—	—	(48,010)	—	—	(48,010)	—	(48,010)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(808)	(808)

Balance, June 30, 2012	72,006	$4	$139,190	$836,065	$2,086,565	3,862	$(175,890)	$2,885,934	$36,787	$2,922,721

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Six Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$182,654	$136,461
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(8,000)	8,950
Change in fair value of mortgage servicing rights	4,323	10,364
Unrealized (gains) losses from derivatives	(7,626)	5,834
Tax benefit on exercise of stock options	677	(339)
Change in bank-owned life insurance	(5,709)	(5,735)
Stock-based compensation	4,803	4,803
Depreciation and amortization	24,636	24,529
Net amortization of securities discounts and premiums	47,789	48,751
Net realized gains on financial instruments and other assets	(60,122)	(16,789)
Mortgage loans originated for resale	(1,588,200)	(902,774)
Proceeds from sale of mortgage loans held for resale	1,569,921	1,013,516
Capitalized mortgage servicing rights	(17,647)	(10,767)
Change in trading and fair value option securities	251,682	(169,581)
Change in receivables	(9,667)	18,996
Change in other assets	2,838	17,073
Change in accrued interest, taxes and expense	(9,074)	(29,614)
Change in other liabilities	7,888	(35,125)
Net cash provided by operating activities	391,166	118,553
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	43,678	26,986
Proceeds from maturities or redemptions of available for sale securities	2,486,198	1,216,168
Purchases of investment securities	(16,971)	(37,085)
Purchases of available for sale securities	(4,162,486)	(2,967,565)
Proceeds from sales of available for sale securities	1,451,551	1,447,073
Change in amount receivable on unsettled securities transactions	42,275	(35,541)
Loans originated net of principal collected	(327,349)	(87,541)
Proceeds from derivative asset contracts	(119,495)	55,877
Proceeds from disposition of assets	101,550	62,060
Purchases of assets	(40,991)	(19,984)
Net cash used in investing activities	(542,040)	(339,552)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(126,351)	281,284
Net change in time deposits	(274,032)	125,692
Net change in other borrowings	229,401	(214,296)
Repayment of subordinated debt	(46,882)	—
Net payments or proceeds on derivative liability contracts	110,249	(58,891)
Net change in derivative margin accounts	21,749	(46,606)
Change in amount due on unsettled security transactions	(49,571)	6,182
Issuance of common and treasury stock, net	8,454	4,291
Tax benefit on exercise of stock options	(677)	339
Repurchase of common stock	(20,558)	—
Dividends paid	(48,010)	(35,639)
Net cash provided by (used in) financing activities	(196,228)	62,356
Net decrease in cash and cash equivalents	(347,102)	(158,643)
Cash and cash equivalents at beginning of period	986,365	1,269,404
Cash and cash equivalents at end of period	$639,263	$1,110,761

Cash paid for interest	$48,536	$63,563
Cash paid for taxes	$81,738	$87,888
Net loans and bank premises transferred to repossessed real estate and other assets	$55,821	$33,894
Increase in U.S. government guaranteed loans eligible for repurchase	$48,486	$59,697
Increase in receivables from conveyance of other real estate owned guaranteed by U.S. government agencies	$34,247	$—

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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOSC, Inc., and Cavanal Hill Investment Management Inc. Operating divisions of the Bank include Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Oklahoma, Bank of Texas, Colorado State Bank and Trust, Bank of Kansas City and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial’s 2011 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2011 have been derived from the audited financial statements included in BOK Financial’s 2011 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04")

On May 12, 2011, the FASB issued ASU 2011-04 to provide clarified and converged guidance on fair value measurement and expand disclosures concerning fair value measurements. ASU 2011-04 is largely consistent with the existing fair value measurement principles contained in ASC 820, Fair Value Measurement. ASU 2011-04 was effective for the Company January 1, 2012.

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
(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	June 30, 2012		December 31, 2011		June 30, 2011
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency obligations	$53,514	$23	$22,203	$63	$11,825	$(37)
U.S. agency residential mortgage-backed securities	46,502	222	12,379	59	22,739	9
Municipal and other tax-exempt securities	44,632	9	39,345	652	62,285	(249)
Other trading securities	4,669	(14)	2,873	9	2,997	(13)
Total	$149,317	$240	$76,800	$783	$99,846	$(290)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2012
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$126,168	$126,168	$130,308	$4,165	$(25)
U.S. agency residential mortgage-backed securities – Other	94,126	102,347	105,535	3,188	—
Other debt securities	183,964	183,964	204,795	20,831	—
Total	$404,258	$412,479	$440,638	$28,184	$(25)

[1]
Carrying value includes $7.5 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	December 31, 2011
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value	Value	Gain	Loss
Municipal and other tax-exempt	$128,697	$128,697	$133,670	$4,975	$(2)
U.S. agency residential mortgage-backed securities – Other	110,062	121,704	120,536	602	(1,770)
Other debt securities	188,835	188,835	208,451	19,616	—
Total	$427,594	$439,236	$462,657	$25,193	$(1,772)

[1]
Carrying value includes $12 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

During the three months ended September 30, 2011, the Company transferred certain U.S. government agency residential mortgage-backed securities from the available for sale portfolio to the investment securities (held-to-maturity) portfolio as the Company has the positive intent and ability to hold these securities to maturity. No gains or losses were recognized in the Consolidated Statement of Earnings at the time of the transfer. Transfers of debt securities into the investment securities portfolio (held-to-maturity) are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the investment securities portfolio.  Such amounts are amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. At the time of transfer, the fair value totaled $131 million, amortized cost totaled $118 million and the pretax unrealized gain totaled $13 million.

	June 30, 2011
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss
U.S. agency residential mortgage-backed securities – Other	$160,870	$165,449	$4,583	$(4)
Other debt securities	188,713	203,798	15,085	—
Total	$349,583	$369,247	$19,668	$(4)

[1]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

The amortized cost and fair values of investment securities at June 30, 2012, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$36,814	$64,881	$21,162	$3,311	$126,168	2.93
Fair value	37,171	67,131	22,456	3,550	130,308
Nominal yield¹	4.38	3.91	4.79	6.49	4.26
Other debt securities:
Carrying value	9,553	31,148	28,970	114,293	183,964	9.70
Fair value	9,612	32,223	31,160	131,800	204,795
Nominal yield	4.02	5.25	5.58	6.21	5.83
Total fixed maturity securities:
Carrying value	$46,367	$96,029	$50,132	$117,604	$310,132	6.94
Fair value	46,783	99,354	53,616	135,350	335,103
Nominal yield	4.31	4.34	5.25	6.22	5.19
Residential mortgage-backed securities:
Carrying value					$102,347	³
Fair value					105,535
Nominal yield[4]					2.71
Total investment securities:
Carrying value					$412,479
Fair value					440,638
Nominal yield					4.58

1.	Calculated on a taxable equivalent basis using a 39% effective tax rate.

2.	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

3.	The average expected lives of residential mortgage-backed securities were 3.8 years based upon current prepayment assumptions.

4.
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2012
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,001	$1,003	$3	$—	$—
Municipal and other tax-exempt	86,808	88,458	2,430	(187)	(593)
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,270,918	5,426,832	156,699	(785)	—
FHLMC	3,527,123	3,607,060	81,679	(1,742)	—
GNMA	645,103	674,006	28,973	(70)	—
Other	188,831	195,634	6,803	—	—
Total U.S. agencies	9,631,975	9,903,532	274,154	(2,597)	—
Private issue:
Alt-A loans	134,266	118,414	—	—	(15,852)
Jumbo-A loans	219,917	199,347	618	(943)	(20,245)
Total private issue	354,183	317,761	618	(943)	(36,097)
Total residential mortgage-backed securities	9,986,158	10,221,293	274,772	(3,540)	(36,097)
Other debt securities	35,739	36,286	559	(12)	—
Perpetual preferred stock	22,171	23,431	1,811	(552)	—
Equity securities and mutual funds	21,285	24,944	3,989	(330)	—
Total	$10,153,162	$10,395,415	$283,564	$(4,621)	$(36,690)
1 Gross unrealized gain/ loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2011
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,001	$1,006	$5	$—	$—
Municipal and other tax-exempt	66,435	68,837	2,543	(141)	—
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,823,972	5,987,287	163,319	(4)	—
FHLMC	2,756,180	2,846,215	90,035	—	—
GNMA	647,569	678,924	31,358	(3)	—
Other	69,668	75,751	6,083	—	—
Total U.S. agencies	9,297,389	9,588,177	290,795	(7)	—
Private issue:
Alt-A loans	168,461	132,242	—	—	(36,219)
Jumbo-A loans	334,607	286,924	—	(11,096)	(36,587)
Total private issue	503,068	419,166	—	(11,096)	(72,806)
Total residential mortgage-backed securities	9,800,457	10,007,343	290,795	(11,103)	(72,806)
Other debt securities	36,298	36,495	197	—	—
Perpetual preferred stock	19,171	18,446	1,030	(1,755)	—
Equity securities and mutual funds	33,843	47,238	13,727	(332)	—
Total	$9,957,205	$10,179,365	$308,297	$(13,331)	$(72,806)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	June 30, 2011
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,001	$1,003	$2	$—	$—
Municipal and other tax-exempt	68,502	70,210	2,375	(146)	(521)
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,359,939	5,524,849	166,016	(1,106)	—
FHLMC	2,447,830	2,544,684	97,575	(721)	—
GNMA	704,168	742,411	38,243	—	—
Other	76,971	81,845	4,874	—	—
Total U.S. agencies	8,588,908	8,893,789	306,708	(1,827)	—
Private issue:
Alt-A loans	195,932	166,757	46	(104)	(29,117)
Jumbo-A loans	385,371	346,465	513	(11,949)	(27,470)
Total private issue	581,303	513,222	559	(12,053)	(56,587)
Total residential mortgage-backed securities	9,170,211	9,407,011	307,267	(13,880)	(56,587)
Other debt securities	5,900	5,893	—	(7)	—
Perpetual preferred stock	19,511	22,694	3,183	—	—
Equity securities and mutual funds	38,683	60,197	21,516	(2)	—
Total	$9,303,808	$9,567,008	$334,343	$(14,035)	$(57,108)

1.	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet

2.	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at June 30, 2012, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years[6]	Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,001				$1,001	0.86
Fair value	1,003				1,003
Nominal yield¹	0.55				0.55
Municipal and other tax-exempt:
Amortized cost	587	25,541	15,146	45,534	86,808	15.20
Fair value	589	26,729	16,049	45,091	88,458
Nominal yield¹	0.09	0.71	1.23	2.78	1.88
Other debt securities:
Amortized cost		30,339		5,400	35,739	6.96
Fair value		30,898		5,388	36,286
Nominal yield¹		1.80		1.71	1.79
Total fixed maturity securities:
Amortized cost	$1,588	$55,880	$15,146	$50,934	$123,548	12.63
Fair value	1,592	57,627	16,049	50,479	125,747
Nominal yield	0.38	1.30	1.23	2.67	1.85
Residential mortgage-backed securities:
Amortized cost					9,986,158	²
Fair value					10,221,293
Nominal yield[4]					2.72
Equity securities and mutual funds:
Amortized cost					43,456	³
Fair value					48,375
Nominal yield					1.20
Total available-for-sale securities:
Amortized cost					$10,153,162
Fair value					10,395,415
Nominal yield					2.70

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 2.0 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

[4]
The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary –– Unaudited following for current yields on available for sale securities portfolio.

[5]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[6]
Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset within 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Proceeds	$459,610	$653,921	$1,451,551	$1,447,073
Gross realized gains	20,481	9,122	32,166	19,602
Gross realized losses	—	(3,654)	(7,354)	(9,232)
Related federal and state income tax expense	7,967	2,127	9,652	4,034

Securities with an amortized cost of $3.7 billion at June 30, 2012, $4.4 billion at December 31, 2011 and $3.6 billion at June 30, 2011 have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes, as required by law. The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of June 30, 2012
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	6	$9,321	$25	$—	$—	$9,321	$25
U.S. Agency residential mortgage-backed securities – Other	—	$—	$—	$—	$—	$—	$—
Total investment	6	9,321	25	—	—	9,321	25

Available for sale:
Municipal and other tax-exempt[1]	66	21,950	640	27,864	140	49,814	780
Residential mortgage-backed securities:
U. S. agencies:
FNMA	13	528,649	785	—	—	528,649	785
FHLMC	10	438,190	1,742	—	—	438,190	1,742
GNMA	2	74,789	70	—	—	74,789	70
Total U.S. agencies	25	1,041,628	2,597	—	—	1,041,628	2,597
Private issue[1]:
Alt-A loans	16	—	—	118,414	15,852	118,414	15,852
Jumbo-A loans	27	—	—	174,234	21,188	174,234	21,188
Total private issue	43	—	—	292,648	37,040	292,648	37,040
Total residential mortgage-backed securities	68	1,041,628	2,597	292,648	37,040	1,334,276	39,637
Other debt securities	2	—	—	988	12	988	12
Perpetual preferred stocks	5	10,717	552	—	—	10,717	552
Equity securities and mutual funds	12	2,579	330	—	—	2,579	330
Total available for sale	153	1,076,874	4,119	321,500	37,192	1,398,374	41,311
1Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	21	$12,804	$593	$—	$—	$12,804	$593
Alt-A loans	16	—	—	118,414	15,852	118,414	15,852
Jumbo-A loans	27	—	—	162,754	20,245	162,754	20,245

Temporarily Impaired Securities as of December 31, 2011
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt	1	$479	$2	$—	$—	$479	$2
U.S. Agency residential mortgage-backed securities – Other	5	92,571	1,770	—	—	92,571	1,770
Total investment	6	93,050	1,772	—	—	93,050	1,772

Available for sale:
Municipal and other tax-exempt[1]	26	5,008	7	21,659	134	26,667	141
Residential mortgage-backed securities:
U. S. agencies:
FNMA	2	68,657	4	—	—	68,657	4
FHLMC	—	—	—	—	—	—	—
GNMA	1	2,072	3	—	—	2,072	3
Total U.S. agencies	3	70,729	7	—	—	70,729	7
Private issue[1]:
Alt-A loans	19	—	—	132,242	36,219	132,242	36,219
Jumbo-A loans	48	8,142	842	278,781	46,841	286,923	47,683
Total private issue	67	8,142	842	411,023	83,060	419,165	83,902
Total residential mortgage-backed securities	70	78,871	849	411,023	83,060	489,894	83,909
Perpetual preferred stocks	6	11,147	1,755	—	—	11,147	1,755
Equity securities and mutual funds	7	221	5	2,551	327	2,772	332
Total available for sale	109	95,247	2,616	435,233	83,521	530,480	86,137

1.	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	19	$—	$—	$132,242	$36,219	$132,242	$36,219
Jumbo-A loans	36	3,809	256	202,874	36,331	206,683	36,587

Temporarily Impaired Securities as of June 30, 2011
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt	2	$619	$4	$—	$—	$619	$4
Other debt securities	—	$—	$—	$—	$—	$—	$—
Total investment	2	619	4	—	—	619	4

Available for sale:
Municipal and other tax-exempt[1]	51	24,065	301	19,593	366	43,658	667
Residential mortgage-backed securities:
U. S. agencies:
FNMA	7	230,949	1,106	—	—	230,949	1,106
FHLMC	2	98,169	721	—	—	98,169	721
GNMA	—	—	—	—	—	—	—
Total U.S. agencies	9	329,118	1,827	—	—	329,118	1,827
Private issue[1]:
Alt-A loans	20	—	—	156,796	29,221	156,796	29,221
Jumbo-A loans	39	—	—	301,397	39,419	301,397	39,419
Total private issue	59	—	—	458,193	68,640	458,193	68,640
Total residential mortgage-backed securities	68	329,118	1,827	458,193	68,640	787,311	70,467
Other debt securities	2	—	—	993	7	993	7
Equity securities and mutual funds	1	213	2	—	—	213	2
Total available for sale	122	353,396	2,130	478,779	69,013	832,175	71,143

1.	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	21	6,948	244	7,115	277	14,063	521
Alt-A loans	19	—	—	153,632	29,117	153,632	29,117
Jumbo-A loans	21	—	—	138,205	27,470	138,205	27,470

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investment and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of June 30, 2012, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$42,921	$44,351	$29,500	$30,177	$—	$—	$53,747	$55,780	$126,168	$130,308
Mortgage-backed securities -- other	102,347	105,535	—	—	—	—	—	—	—	—	102,347	105,535
Other debt securities	—	—	174,573	195,264	600	600	—	—	8,791	8,931	183,964	204,795
Total investment securities	$102,347	$105,535	$217,494	$239,615	$30,100	$30,777	$—	$—	$62,538	$64,711	$412,479	$440,638

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for Sale:
U.S. Treasury	$1,001	$1,003	$—	$—	$—	$—	$—	$—	$—	$—	$1,001	$1,003
Municipal and other tax-exempt	—	—	60,374	62,365	11,618	11,730	13,396	12,804	1,420	1,559	86,808	88,458
Residential mortgage-backed securities:
U. S. agencies:
FNMA	5,270,918	5,426,832	—	—	—	—	—	—	—	—	5,270,918	5,426,832
FHLMC	3,527,123	3,607,060	—	—	—	—	—	—	—	—	3,527,123	3,607,060
GNMA	645,103	674,006	—	—	—	—	—	—	—	—	645,103	674,006
Other	188,831	195,634	—	—	—	—	—	—	—	—	188,831	195,634
Total U.S. agencies	9,631,975	9,903,532	—	—	—	—	—	—	—	—	9,631,975	9,903,532
Private issue:
Alt-A loans	—	—	—	—	—	—	134,266	118,414	—	—	134,266	118,414
Jumbo-A loans	—	—	—	—	—	—	219,917	199,347	—	—	219,917	199,347
Total private issue	—	—	—	—	—	—	354,183	317,761	—	—	354,183	317,761
Total residential mortgage-backed securities	9,631,975	9,903,532	—	—	—	—	354,183	317,761	—	—	9,986,158	10,221,293
Other debt securities	—	—	5,400	5,388	30,339	30,898	—	—	—	—	35,739	36,286
Perpetual preferred stock	—	—	—	—	22,171	23,431	—	—	—	—	22,171	23,431
Equity securities and mutual funds	—	—	—	—	—	—	—	—	21,285	24,944	21,285	24,944
Total available for sale securities	$9,632,976	$9,904,535	$65,774	$67,753	$64,128	$66,059	$367,579	$330,565	$22,705	$26,503	$10,153,162	$10,395,415

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At June 30, 2012, the entire $354 million portfolio of privately issued residential mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies. The net unrealized loss on these securities totaled $36 million. Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

•	Unemployment rates – increasing to 9.5% over the next 12 months, dropping to 8% over the following 21 months, and holding at 8% thereafter.

•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency (“FHFA”) data, decreasing by an additional 6% over the next twelve months and then growing at 2% per year thereafter. At December 31, 2011, we assumed that housing prices would decrease an additional 8% over the next twelve months and then grow at 2% per year thereafter.

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

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities was charged against other comprehensive income, net of deferred taxes.

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $858 thousand of additional credit loss impairments in earnings during the three months ended June 30, 2012.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				June 30, 2012		Life-to-date
Current LTV Ratio	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	16	$134,266	$118,414	3	$739	16	$47,417
Jumbo-A	33	219,917	199,347	2	119	31	22,921
Total	49	$354,183	$317,761	5	$858	47	$70,338

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at June 30, 2012.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$72,057	$57,223	$76,131	$52,624
Additions for credit-related OTTI not previously recognized	135	37	248	37
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	723	4,787	4,332	9,386
Sales	—	—	(7,796)	—
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$72,915	$62,047	$72,915	$62,047
Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and separately identified on the Consolidated Balance Sheets with changes in the fair value recognized in earnings as they occur. Certain residential mortgage-backed securities issued by U.S. government agencies and derivative contracts are held as an economic hedge of the mortgage servicing rights. In addition, certain corporate debt securities are economically hedged by derivative contracts to manage interest rate risk. Derivative contracts that have not been designated as hedging instruments effectively modify these fixed rate securities into variable rate securities.

The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	June 30, 2012		December 31, 2011		June 30, 2011
	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain
U.S. agency residential mortgage-backed securities	$299,467	$8,373	$626,109	$19,233	$553,231	$5,731
Corporate debt securities	25,710	621	25,117	18	—	—
Total	$325,177	$8,994	$651,226	$19,251	$553,231	$5,731

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2012 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts[3]
To-be-announced mortgage-backed securities	$13,724,514	$144,158	$13,579,184	$140,873	$104,781	$101,496
Interest rate swaps	1,271,138	77,121	1,271,138	77,671	77,121	77,671
Energy contracts	1,667,819	150,754	1,653,592	156,690	75,625	81,561
Agricultural contracts	140,722	4,655	140,255	4,604	1,125	1,074
Foreign exchange contracts	136,815	136,815	136,483	136,483	136,815	136,483
Equity option contracts	218,149	13,726	218,149	13,726	13,726	13,726
Total customer derivative before cash collateral	17,159,157	527,229	16,998,801	530,047	409,193	412,011
Less: cash collateral	—	—	—	—	(50,622)	(42,559)
Total customer derivatives	17,159,157	527,229	16,998,801	530,047	358,571	369,452
Interest rate risk management programs	66,000	7,633	25,000	601	7,633	601
Total derivative contracts	$17,225,157	$534,862	$17,023,801	$530,648	$366,204	$370,053

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

[2]
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

[3]	Includes interest rate swaps used by borrowers to modify interest rate terms of their loans and to be announced securities used by mortgage banking customers to hedge their loan production.

When bilateral netting agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by counterparty basis.

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. As of June 30, 2012, a decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $38 million.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2011 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts[3]
To-be-announced residential mortgage-backed securities	$9,118,627	$101,189	$9,051,627	$99,211	$68,519	$66,541
Interest rate swaps	1,272,617	81,261	1,272,617	81,891	81,261	81,891
Energy contracts	1,554,400	158,625	1,799,367	171,050	62,945	75,370
Agricultural contracts	146,252	4,761	148,924	4,680	782	701
Foreign exchange contracts	73,153	73,153	72,928	72,928	73,153	72,928
Equity option contracts	208,647	12,508	208,647	12,508	12,508	12,508
Total customer derivative before cash collateral	12,373,696	431,497	12,554,110	442,268	299,168	309,939
Less: cash collateral	—	—	—	—	(11,690)	(73,712)
Total customer derivatives	12,373,696	431,497	12,554,110	442,268	287,478	236,227
Interest rate risk management programs	44,000	6,381	25,000	295	6,381	295
Total derivative contracts	$12,417,696	$437,878	$12,579,110	$442,563	$293,859	$236,522

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

[2]
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

[3]	Includes interest rate swaps used by borrowers to modify interest rate terms of their loans and to be announced securities used by mortgage banking customers to hedge their loan production.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2011 (in thousands):

	Gross Basis				Net Basis[2]
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts[3]
To-be-announced residential mortgage-backed securities	$7,060,740	$51,503	$6,899,052	$49,483	$27,997	$25,977
Interest rate swaps	1,197,499	64,051	1,197,499	64,051	63,442	64,051
Energy contracts	1,917,521	158,922	2,094,878	157,998	51,820	50,896
Agricultural contracts	125,644	6,025	132,573	5,961	1,847	1,783
Foreign exchange contracts	78,471	78,471	78,572	78,572	78,471	78,572
Equity option contracts	181,964	18,112	181,964	18,112	18,112	18,112
Total customer derivative before cash collateral	10,561,839	377,084	10,584,538	374,177	241,689	239,391
Less: cash collateral	—	—	—	—	(14,014)	(65,474)
Total customer derivatives	10,561,839	377,084	10,584,538	374,177	227,675	173,917
Interest rate risk management programs	44,000	2,212	—	—	2,212	—
Total derivative contracts	$10,605,839	$379,296	$10,584,538	$374,177	$229,887	$173,917

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

[2]
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

[3]	Includes interest rate swaps used by borrowers to modify interest rate terms of their loans and to be announced securities used by mortgage banking customers to hedge their loan production.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$186	$—	$(648)	$—
Interest rate swaps	1,231	—	672	—
Energy contracts	2,588	—	912	—
Agricultural contracts	92	—	92	—
Foreign exchange contracts	125	—	118	—
Equity option contracts	—	—	—	—
Total Customer Derivatives	4,222	—	1,146	—
Interest Rate Risk Management Programs	—	2,345	—	1,225
Total Derivative Contracts	$4,222	$2,345	$1,146	$1,225

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$1,307	$—	$(4,055)	$—
Interest rate swaps	2,144	—	1,542	—
Energy contracts	4,898	—	4,399	—
Agricultural contracts	183	—	160	—
Foreign exchange contracts	331	—	227	—
Equity option contracts	—	—	—	—
Total Customer Derivatives	8,863	—	2,273	—
Interest Rate Risk Management Programs	—	(128)	—	(1,348)
Total Derivative Contracts	$8,863	$(128)	$2,273	$(1,348)

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

Interest Rate Risk Management Programs

BOK Financial may use interest rate swaps in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed rate liabilities to floating rate based on LIBOR. Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three and six months ended June 30, 2012 and

2011, respectively. As of June 30, 2012, BOK Financial had interest rate swaps with a notional value of $66 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

As discussed in Note 5, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 5, for additional discussion of notional, fair value and impact on earnings of these contracts. Forward sales contracts are not considered swaps under the Commodity and Futures Trading Commission final rules.

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

All distressed commercial and commercial real estate loans are placed on nonaccrual status. Modifications of nonaccruing loans to distressed borrowers generally consists of extension of payment terms, renewal of matured nonaccruing loans or interest rate concession. Principal and accrued but unpaid interest is not forgiven. Renewed or modified nonaccruing loans are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of cash resources and collateral value. Renewed or modified nonperforming loans generally remain on nonaccrual status until full collection of principal and interest in accordance with original terms, including principal previously charged off, is probable. Consumer loans to troubled borrowers are not voluntarily modified.

Residential mortgage loans are modified in accordance with U.S. government agency guidelines by reducing interest rates and extending the number of payments. No unpaid principal or interest is forgiven. Interest guaranteed by U.S. government agencies under residential mortgage loan programs continues to accrue based on the modified terms of the loan. Renegotiated loans may be sold after a period of satisfactory performance. If it becomes probable that all amounts due according to the modified loan terms will not be collected, the loan is placed on nonaccrual status and included in nonaccrual loans.

Loan origination and commitment fees and direct loan acquisition and origination costs are deferred and amortized as an adjustment to yield over the life of the loan or over the commitment period, as applicable.

Certain residential mortgage loans originated by the Company are held for sale and are carried at fair value based on sales commitments or market quotes and reported separately in the Consolidated Balance Sheets. Changes in fair value are recorded in other operating revenue – mortgage banking revenue in the Consolidated Statements of Earnings.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2012				December 31, 2011
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,536,199	$3,481,816	$34,529	$7,052,544	$3,261,344	$3,224,915	$68,811	$6,555,070
Commercial real estate	864,077	1,181,923	80,214	2,126,214	896,820	1,295,290	99,193	2,291,303
Residential mortgage	1,708,252	274,118	22,727	2,005,097	1,646,554	298,206	29,767	1,974,527
Consumer	200,897	184,667	7,012	392,576	245,711	199,617	3,515	448,843
Total	$6,309,425	$5,122,524	$144,482	$11,576,431	$6,050,429	$5,018,028	$201,286	$11,269,743
Accruing loans past due (90 days)[1]				$691				$2,496

	June 30, 2011
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$2,847,559	$3,269,321	$53,365	$6,170,245
Commercial real estate	868,513	1,209,155	110,363	2,188,031
Residential mortgage	1,517,676	322,585	31,693	1,871,954
Consumer	296,595	205,970	4,749	507,314
Total	$5,530,343	$5,007,031	$200,170	$10,737,544
Accruing loans past due (90 days)[1]				$2,341

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At June 30, 2012, $5.3 billion or 46% of the total loan portfolio is to businesses and individuals in Oklahoma and $3.5 billion or 30% of our total loan portfolio is to businesses and individuals in Texas. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At June 30, 2012, commercial loans to businesses in Oklahoma totaled $3.1 billion or 44% of the commercial loan portfolio segment and loans to businesses in Texas totaled $2.4 billion or 34% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.2 billion or 20% of total loans at June 30, 2012, including $2.0 billion of outstanding loans to energy producers. Approximately 55% of committed production loans are secured by properties primarily producing oil and 45% are secured by properties producing natural gas. The services loan class totaled $1.9 billion at June 30, 2012. Approximately $1.0 billion of loans in the services category consists of loans with individual balances of less than $10 million.  Businesses included in the services class include community foundations, communications, education, gaming and transportation.

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

At June 30, 2012, 32% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 30% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

Residential Mortgage and Consumer

Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. Residential mortgage loans are secured by a first or second-mortgage on the customer’s primary residence. Consumer loans include direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as other unsecured loans. Consumer loans also include indirect automobile loans made through primary dealers. Residential mortgage and consumer loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability. Residential mortgage loans retained in the Company’s portfolio are primarily composed of various mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals and certain professionals. Jumbo loans may be fixed or variable rate and are fully amortizing. Jumbo loans generally conform to government sponsored entity standards, except that the loan size exceeds maximums required under these standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%.  Loan-to-value (“LTV”) ratios are tiered from 60% to 100%, depending on the market.  Special mortgage programs include fixed and variable fully amortizing loans tailored to the needs of certain healthcare professionals.  Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

At June 30, 2012, residential mortgage loans included $168 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $696 million at June 30, 2012. Approximately, 39% of the home equity portfolio is comprised of junior lien loans and 61% of the home equity loan portfolio is comprised of first lien loans. Junior lien loans are distributed 79% to amortizing term loans and 21% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2012, outstanding commitments totaled $6.1 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2012, outstanding standby letters of credit totaled $449 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At June 30, 2012, outstanding commercial letters of credit totaled $8 million.

Allowances for Credit Losses

BOK Financial maintains an allowance for loan losses and an accrual for off-balance sheet credit risk related to commitments to extend credit and standby letters of credit. As discussed in greater detail in Note 5, the Company also has separate accruals related to off-balance sheet credit risk related to residential mortgage loans previously sold with full or partial recourse and for residential mortgage loans sold to government sponsored agencies under standard representations and warranties.

The appropriateness of the allowance for loan losses and accrual for off-balance sheet credit losses is assessed by management based on an on-going quarterly evaluation of the probable estimated losses inherent in the portfolio, including probable losses on both outstanding loans and unused commitments.

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and six months ended June 30, 2012.

Internally risk graded loans are evaluated individually for impairment. Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk graded based on evaluation of the borrowers' ability to repay. Certain commercial loans and most residential mortgage and consumer loans are small balance, homogeneous pools of loans that are not risk graded.

Loans are considered to be impaired when it becomes probable that BOK Financial will be unable to collect all amounts due according to the contractual terms of the loan agreements. This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status. All commercial and commercial real estate loans that have been modified in a troubled debt restructuring are considered to be impaired and remain classified as nonaccrual. Specific allowances for impaired loans are measured by an evaluation of estimated future cash flows discounted at the loans’ initial effective interest rate or the fair value of collateral for certain collateral dependent loans. Collateral value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs. Appraised values are on an "as-is" basis and are not adjusted by the Company. Collateral value of mineral rights is generally determined by our internal staff of engineers based on projected cash flows under current market conditions. Collateral values and available cash resources that support impaired loans are evaluated quarterly. Updated appraisals are obtained at least annually or more frequently if market conditions indicate collateral values have declined. Historical statistics may be used in limited situations to assist in estimating future cash flows or collateral values, such as when an impaired collateral dependent loan is identified at the end of a reporting period. Historical statistics are a practical way to estimate impairment until an updated appraisal of collateral value is received or a full assessment of future cash flows is completed. Estimates of future cash flows and collateral values require significant judgments and are subject to volatility.

General allowances for unimpaired loans are based on estimated loss rates by loan class. For risk-graded loans, loss rates are developed using historical gross loss rates, as adjusted for changes in risk grading and inherent risks identified by loan class. Loss rates for each loan class are determined by the current loss rate based on the most recent twelve months or a long-term gross loss rate that most appropriately represents the current economic environment. For each loan class, current average risk grades are compared to long-term average risk grades to determine if risk is increasing or decreasing. Loss rates are accordingly adjusted upward or downward in proportion to increasing or decreasing risk. Historical loss rates may be further adjusted for inherent risks identified for the given loan class which have not yet been captured in the actual gross loss rates or risk gradings.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors.
An accrual for off-balance sheet credit losses is included in Other liabilities in the Consolidated Balance Sheets. The appropriateness of this accrual is determined in the same manner as the allowance for loan losses. Changes in the accrual for off-balance sheet credit losses are recognized through the provision for credit losses in the Consolidated Statements of Earnings.

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended June 30, 2012 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$85,972	$62,742	$41,628	$9,517	$44,350	$244,209
Provision for loan losses	(2,526)	(6,264)	4,371	212	(3,492)	(7,699)
Loans charged off	(4,094)	(1,216)	(4,061)	(2,172)	—	(11,543)
Recoveries	4,125	544	750	1,283	—	6,702
Ending balance	$83,477	$55,806	$42,688	$8,840	$40,858	$231,669
Allowance for off-balance sheet credit losses:
Beginning balance	$8,362	$1,575	$82	$29	$—	$10,048
Provision for off-balance sheet credit losses	(138)	(150)	(2)	(11)	—	(301)
Ending balance	$8,224	$1,425	$80	$18	$—	$9,747

Total provision for credit losses	$(2,664)	$(6,414)	$4,369	$201	$(3,492)	$(8,000)

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the six months ended June 30, 2012 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$83,443	$67,034	$46,476	$10,178	$46,350	$253,481
Provision for loan losses	991	(5,143)	898	260	(5,492)	(8,486)
Loans charged off	(7,028)	(7,941)	(5,847)	(4,401)	—	(25,217)
Recoveries	6,071	1,856	1,161	2,803	—	11,891
Ending balance	$83,477	$55,806	$42,688	$8,840	$40,858	$231,669
Allowance for off-balance sheet credit losses:
Beginning balance	$7,906	$1,250	$91	$14	$—	$9,261
Provision for off-balance sheet credit losses	318	175	(11)	4	—	486
Ending balance	$8,224	$1,425	$80	$18	$—	$9,747

Total provision for credit losses	$1,309	$(4,968)	$887	$264	$(5,492)	$(8,000)

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended June 30, 2011 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$113,706	$94,535	$45,649	$10,410	$25,249	$289,549
Provision for loan losses	980	289	2,721	(286)	1,876	5,580
Loans charged off	(3,302)	(3,380)	(3,381)	(2,711)	—	(12,774)
Recoveries	2,187	306	254	1,509	—	4,256
Ending balance	$113,571	$91,750	$45,243	$8,922	$27,125	$286,611
Allowance for off-balance sheet credit losses:
Beginning balance	$12,256	$875	$155	$339	$—	$13,625
Provision for off-balance sheet credit losses	(3,020)	145	25	(30)	—	(2,880)
Ending balance	$9,236	$1,020	$180	$309	$—	$10,745

Total provision for credit losses	$(2,040)	$434	$2,746	$(316)	$1,876	$2,700

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the six months ended June 30, 2011 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$104,631	$98,709	$50,281	$12,614	$26,736	$292,971
Provision for loan losses	10,836	2,665	(45)	(1,369)	389	12,476
Loans charged off	(5,654)	(10,273)	(6,329)	(5,750)	—	(28,006)
Recoveries	3,758	649	1,336	3,427	—	9,170
Ending balance	$113,571	$91,750	$45,243	$8,922	$27,125	$286,611
Allowance for off-balance sheet credit losses:
Beginning balance	$13,456	$443	$131	$241	$—	$14,271
Provision for off-balance sheet credit losses	(4,220)	577	49	68	—	(3,526)
Ending balance	$9,236	$1,020	$180	$309	$—	$10,745

Total provision for credit losses	$6,616	$3,242	$4	$(1,301)	$389	$8,950

A provision for credit losses is charged against earnings in amounts necessary to maintain an appropriate allowance for loan and accrual for off-balance sheet credit losses. All loans are charged off when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Internally risk graded loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans are generally charged off when payments are between 90 days and 180 days past due, depending on loan class. Recoveries of loans previously charged off are added to the allowance.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2012 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,018,115	$83,199	$34,429	$278	$7,052,544	$83,477
Commercial real estate	2,046,006	54,526	80,208	1,280	2,126,214	55,806
Residential mortgage	1,997,887	42,453	7,210	235	2,005,097	42,688
Consumer	388,106	8,798	4,470	42	392,576	8,840
Total	11,450,114	188,976	126,317	1,835	11,576,431	190,811

Nonspecific allowance	—	—	—	—	—	40,858

Total	$11,450,114	$188,976	$126,317	$1,835	$11,576,431	$231,669

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2011 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$6,486,311	$81,907	$68,759	$1,536	$6,555,070	$83,443
Commercial real estate	2,192,110	63,092	99,193	3,942	2,291,303	67,034
Residential mortgage	1,967,086	46,178	7,441	298	1,974,527	46,476
Consumer	447,747	10,178	1,096	—	448,843	10,178
Total	11,093,254	201,355	176,489	5,776	11,269,743	207,131

Nonspecific allowance	—	—	—	—	—	46,350

Total	$11,093,254	$201,355	$176,489	$5,776	$11,269,743	$253,481

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2011 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$6,117,083	$111,131	$53,162	$2,440	$6,170,245	$113,571
Commercial real estate	2,077,668	88,611	110,363	3,139	2,188,031	91,750
Residential mortgage	1,861,069	44,254	10,885	989	1,871,954	45,243
Consumer	505,393	8,807	1,921	115	507,314	8,922
Total	10,561,213	252,803	176,331	6,683	10,737,544	259,486

Nonspecific allowance	—	—	—	—	—	27,125

Total	$10,561,213	$252,803	$176,331	$6,683	$10,737,544	$286,611

Credit Quality Indicators

The Company utilizes loan class and risk grading as a primary credit quality indicator. Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk graded based on a quarterly evaluation of the borrowers’ ability to repay the loans. Certain commercial loans and most residential mortgage and consumer loans are small, homogeneous pools that are not risk graded.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at June 30, 2012 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,034,934	$82,357	$17,610	$1,120	$7,052,544	$83,477
Commercial real estate	2,126,208	55,806	6	—	2,126,214	55,806
Residential mortgage	283,031	6,987	1,722,066	35,701	2,005,097	42,688
Consumer	201,044	1,895	191,532	6,945	392,576	8,840
Total	9,645,217	147,045	1,931,214	43,766	11,576,431	190,811

Nonspecific allowance	—	—	—	—	—	40,858

Total	$9,645,217	$147,045	$1,931,214	$43,766	$11,576,431	$231,669

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at December 31, 2011 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$6,536,602	$82,263	$18,468	$1,180	$6,555,070	$83,443
Commercial real estate	2,291,303	67,034	—	—	2,291,303	67,034
Residential mortgage	317,798	8,262	1,656,729	38,214	1,974,527	46,476
Consumer	217,195	2,527	231,648	7,651	448,843	10,178
Total	9,362,898	160,086	1,906,845	47,045	11,269,743	207,131

Nonspecific allowance	—	—	—	—	—	46,350

Total	$9,362,898	$160,086	$1,906,845	$47,045	$11,269,743	$253,481

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at June 30, 2011 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$6,151,384	$111,392	$18,861	$2,179	$6,170,245	$113,571
Commercial real estate	2,188,031	91,750	—	—	2,188,031	91,750
Residential mortgage	355,102	7,911	1,516,852	37,332	1,871,954	45,243
Consumer	220,300	1,877	287,014	7,045	507,314	8,922
Total	8,914,817	212,930	1,822,727	46,556	10,737,544	259,486

Nonspecific allowance	—	—	—	—	—	27,125

Total	$8,914,817	$212,930	$1,822,727	$46,556	$10,737,544	$286,611

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

The following table summarizes the Company’s loan portfolio at June 30, 2012 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,264,290	$10,959	$3,087	$—	$—	$2,278,336
Services	1,881,143	40,254	10,123	—	—	1,931,520
Wholesale/retail	944,412	11,597	4,175	—	—	960,184
Manufacturing	340,815	9,832	12,230	—	—	362,877
Healthcare	1,004,773	1,045	3,310	—	—	1,009,128
Integrated food services	216,282	696	—	—	—	216,978
Other commercial and industrial	274,082	325	1,504	17,510	100	293,521
Total commercial	6,925,797	74,708	34,429	17,510	100	7,052,544

Commercial real estate:
Construction and land development	214,263	26,746	46,050	—	—	287,059
Retail	476,179	8,290	7,908	—	—	492,377
Office	361,451	12,352	10,589	—	—	384,392
Multifamily	352,269	6,677	3,219	—	—	362,165
Industrial	230,760	273	—	—	—	231,033
Other commercial real estate	342,815	13,925	12,442	—	6	369,188
Total commercial real estate	1,977,737	68,263	80,208	—	6	2,126,214

Residential mortgage:
Permanent mortgage	262,423	13,398	7,210	847,414	10,926	1,141,371
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	168,059	—	168,059
Home equity	—	—	—	691,076	4,591	695,667
Total residential mortgage	262,423	13,398	7,210	1,706,549	15,517	2,005,097

Consumer:
Indirect automobile	—	—	—	60,667	2,257	62,924
Other consumer	193,521	3,053	4,470	128,323	285	329,652
Total consumer	193,521	3,053	4,470	188,990	2,542	392,576

Total	$9,359,478	$159,422	$126,317	$1,913,049	$18,165	$11,576,431

The following table summarizes the Company’s loan portfolio at December 31, 2011 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,003,288	$1,417	$336	$—	$—	$2,005,041
Services	1,713,232	31,338	16,968	—	—	1,761,538
Wholesale/retail	912,090	34,156	21,180	—	—	967,426
Manufacturing	311,292	2,390	23,051	—	—	336,733
Healthcare	969,260	3,414	5,486	—	—	978,160
Integrated food services	203,555	756	—	—	—	204,311
Other commercial and industrial	281,645	10	1,738	18,416	52	301,861
Total commercial	6,394,362	73,481	68,759	18,416	52	6,555,070

Commercial real estate:
Construction and land development	252,936	27,244	61,874	—	—	342,054
Retail	499,295	3,244	6,863	—	—	509,402
Office	381,918	12,548	11,457	—	—	405,923
Multifamily	357,436	8,079	3,513	—	—	369,028
Industrial	277,906	280	—	—	—	278,186
Other commercial real estate	355,381	15,843	15,486	—	—	386,710
Total commercial real estate	2,124,872	67,238	99,193	—	—	2,291,303

Residential mortgage:
Permanent mortgage	294,478	15,879	7,441	817,921	17,925	1,153,644
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	188,462	—	188,462
Home equity	—	—	—	628,020	4,401	632,421
Total residential mortgage	294,478	15,879	7,441	1,634,403	22,326	1,974,527

Consumer:
Indirect automobile	—	—	—	102,955	2,194	105,149
Other consumer	212,150	3,949	1,096	126,274	225	343,694
Total consumer	212,150	3,949	1,096	229,229	2,419	448,843

Total	$9,025,862	$160,547	$176,489	$1,882,048	$24,797	$11,269,743

The following table summarizes the Company’s loan portfolio at June 30, 2011 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$1,705,073	$4,688	$345	$—	$—	$1,710,106
Services	1,675,545	33,490	16,254	—	—	1,725,289
Wholesale/retail	988,076	40,935	25,138	—	—	1,054,149
Manufacturing	360,221	2,827	4,366	—	—	367,414
Healthcare	846,790	2,992	5,962	—	—	855,744
Integrated food services	186,573	1,260	—	—	—	187,833
Other commercial and industrial	246,342	3,410	1,097	18,658	203	269,710
Total commercial	6,008,620	89,602	53,162	18,658	203	6,170,245

Commercial real estate:
Construction and land development	280,210	15,750	76,265	—	—	372,225
Retail	438,129	7,013	4,642	—	—	449,784
Office	459,507	14,751	11,473	—	—	485,731
Multifamily	323,964	5,860	4,717	—	—	334,541
Industrial	159,518	288	—	—	—	159,806
Other commercial real estate	351,640	21,038	13,266	—	—	385,944
Total commercial real estate	2,012,968	64,700	110,363	—	—	2,188,031

Residential mortgage:
Permanent mortgage	330,464	13,752	10,885	783,084	17,106	1,155,291
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	134,458	—	134,458
Home equity	—	—	—	578,503	3,702	582,205
Total residential mortgage	330,464	13,752	10,885	1,496,045	20,808	1,871,954

Consumer:
Indirect automobile	—	—	—	159,771	2,729	162,500
Other consumer	215,056	3,245	1,921	124,493	99	344,814
Total consumer	215,056	3,245	1,921	284,264	2,828	507,314

Total	$8,567,108	$171,299	$176,331	$1,798,967	$23,839	$10,737,544

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

A summary of risk-graded impaired loans follows (in thousands):

	As of					For the		For the
	June 30, 2012					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2012		June 30, 2012
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$3,297	$3,087	$3,087	$—	$—	$1,712	$—	$1,712	$—
Services	18,858	10,123	9,996	127	127	11,507	—	13,546	—
Wholesale/retail	5,763	4,175	4,096	79	20	9,782	—	12,678	—
Manufacturing	15,864	12,230	12,230	—	—	17,816	—	17,641	—
Healthcare	4,400	3,310	2,069	1,241	131	5,628	—	4,398	—
Integrated food services	—	—	—	—	—	—	—	—	—
Other commercial and industrial	9,003	1,504	1,504	—	—	1,609	—	1,621	—
Total commercial	57,185	34,429	32,982	1,447	278	48,054	—	51,596	—

Commercial real estate:
Construction and land development	78,447	46,050	45,477	573	155	49,233	—	53,962	—
Retail	9,395	7,908	5,541	2,367	905	7,051	—	7,386	—
Office	13,744	10,589	10,364	225	21	10,661	—	11,023	—
Multifamily	3,333	3,219	3,219	—	—	3,317	—	3,366	—
Industrial	—	—	—	—	—	—	—	—	—
Other real estate loans	14,744	12,442	11,518	924	199	13,081	—	13,964	—
Total commercial real estate	119,663	80,208	76,119	4,089	1,280	83,343	—	89,701	—

Residential mortgage:
Permanent mortgage	8,421	7,210	6,593	617	235	7,361	—	7,326	—
Home equity	—	—	—	—	—	—	—	—	—
Total residential mortgage	8,421	7,210	6,593	617	235	7,361	—	7,326	—

Consumer:
Indirect automobile	—	—	—	—	—	—	—	—	—
Other consumer	5,056	4,470	4,428	42	42	4,621	—	2,784	—
Total consumer	5,056	4,470	4,428	42	42	4,621	—	2,784	—

Total	$190,325	$126,317	$120,122	$6,195	$1,835	$143,379	$—	$151,407	$—

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, have been recovered.

A summary of risk-graded impaired loans at December 31, 2011 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$336	$336	$336	$—	$—
Services	26,916	16,968	16,200	768	360
Wholesale/retail	24,432	21,180	19,702	1,478	1,102
Manufacturing	26,186	23,051	23,051	—	—
Healthcare	6,825	5,486	5,412	74	74
Integrated food services	—	—	—	—	—
Other commercial and industrial	9,237	1,738	1,738	—	—
Total commercial	93,932	68,759	66,439	2,320	1,536

Commercial real estate:
Construction and land development	98,053	61,874	56,740	5,134	1,777
Retail	8,645	6,863	4,373	2,490	1,062
Office	14,588	11,457	9,567	1,890	291
Multifamily	3,512	3,513	3,513	—	—
Industrial	—	—	—	—	—
Other real estate loans	16,702	15,486	7,887	7,599	812
Total commercial real estate	141,500	99,193	82,080	17,113	3,942

Residential mortgage:
Permanent mortgage	8,697	7,441	4,980	2,461	298
Home equity	—	—	—	—	—
Total residential mortgage	8,697	7,441	4,980	2,461	298

Consumer:
Indirect automobile	—	—	—	—	—
Other consumer	1,727	1,096	1,096	—	—
Total consumer	1,727	1,096	1,096	—	—

Total	$245,856	$176,489	$154,595	$21,894	$5,776

A summary of risk-graded impaired loans follows (in thousands):

	As of					For the		For the
	June 30, 2011					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2011		June 30, 2011
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$345	$345	$345	$—	$—	$380	$—	$405	$—
Services	26,441	16,254	15,525	729	273	15,987	—	17,758	—
Wholesale/retail	31,770	25,138	22,751	2,387	1,742	27,775	—	16,812	—
Manufacturing	9,259	4,366	2,012	2,354	259	4,456	—	3,241	—
Healthcare	7,659	5,962	5,103	859	166	4,268	—	4,748	—
Integrated food services	—	—	—	—	—	3	—	7	—
Other commercial and industrial	8,596	1,097	1,097	—	—	2,363	—	2,772	—
Total commercial	84,070	53,162	46,833	6,329	2,440	55,232	—	45,743	—

Commercial real estate:
Construction and land development	115,337	76,265	65,094	11,171	1,966	83,486	—	87,922	—
Retail	5,652	4,642	1,855	2,787	612	4,959	—	4,810	—
Office	14,749	11,473	9,713	1,760	207	13,051	—	15,564	—
Multifamily	5,381	4,717	4,717	—	—	3,309	—	5,721	—
Industrial	—	—	—	—	—	—	—	2,044	—
Other real estate loans	15,203	13,266	11,755	1,511	354	13,130	—	14,305	—
Total commercial real estate	156,322	110,363	93,134	17,229	3,139	117,935	—	130,366	—

Residential mortgage:
Permanent mortgage	12,122	10,885	5,016	5,869	989	11,479	—	11,475	—
Home equity	—	—	—	—	—	—	—	—	—
Total residential mortgage	12,122	10,885	5,016	5,869	989	11,479	—	11,475	—

Consumer:
Indirect automobile	—	—	—	—	—	—	—	—	—
Other consumer	2,449	1,921	1,348	573	115	2,244	—	1,836	—
Total consumer	2,449	1,921	1,348	573	115	2,244	—	1,836	—

Total	$254,963	$176,331	$146,331	$30,000	$6,683	$186,890	$—	$189,420	$—

Troubled Debt Restructurings

Troubled debt restructurings of internally risk graded impaired loans at June 30, 2012 were as follows (in thousands):

	As of				Amounts Charged-off
	June 30, 2012				During:
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three months ended June 30, 2012	Six months ended June 30, 2012
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	2,700	1,381	1,319	—	—	—
Wholesale/retail	1,612	1,428	184	20	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	77	77	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	779	—	779	—	—	—
Total commercial	5,168	2,886	2,282	20	—	—

Commercial real estate:
Construction and land development	18,217	4,238	13,979	76	769	2,579
Retail	3,618	3,618	—	—	—	—
Office	3,387	2,489	898	—	—	269
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	5,730	1,933	3,797	103	—	2,182
Total commercial real estate	30,952	12,278	18,674	179	769	5,030

Residential mortgage:
Permanent mortgage	4,646	4,327	319	54	121	145
Home equity	—	—	—	—	—	—
Total residential mortgage	4,646	4,327	319	54	121	145

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	3,502	3,502	—	—	—	—
Total consumer	3,502	3,502	—	—	—	—

Total	$44,268	$22,993	$21,275	$253	$890	$5,175

The financial impact of troubled debt restructurings primarily consist of specific allowances for credit losses and principal amounts charged off. Internally risk graded loans that have been modified in troubled debt restructurings generally remain classified as nonaccruing. Other financial impacts, such as foregone interest, are not material to the financial statements.

In addition to risk graded loans discussed above, non-risk graded residential mortgage loans may be modified in troubled debt restructurings primarily consist of loans that are guaranteed by U.S. government agencies. At June 30, 2012, approximately $11 million of the renegotiated residential mortgage loans are currently performing in accordance with the modified terms, $7.0 million are 30 to 89 days past due and $10 million are past due 90 days or more. Restructured residential mortgage loans guaranteed by agencies of the U.S. government in accordance with agency guidelines represent $25 million of our $28 million portfolio of renegotiated loans. All renegotiated loans past due 90 days or more are guaranteed by U.S. government agencies.

Troubled debt restructurings of internally risk graded impaired loans at December 31, 2011 were as follows (in thousands):

	As of
	December 31, 2011
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Commercial:
Energy	$—	$—	$—	$—
Services	3,529	1,907	1,622	—
Wholesale/retail	1,739	961	778	24
Manufacturing	—	—	—	—
Healthcare	—	—	—	—
Integrated food services	—	—	—	—
Other commercial and industrial	960	—	960	—
Total commercial	6,228	2,868	3,360	24

Commercial real estate:
Construction and land development	25,890	3,585	22,305	1,577
Retail	1,070	—	1,070	—
Office	2,496	1,134	1,362	215
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	8,171	387	7,784	662
Total commercial real estate	37,627	5,106	32,521	2,454

Residential mortgage:
Permanent mortgage	4,103	1,396	2,707	282
Home equity	—	—	—	—
Total residential mortgage	4,103	1,396	2,707	282

Consumer:
Indirect automobile	—	—	—	—
Other consumer	168	168	—	—
Total consumer	168	168	—	—

Total	$48,126	$9,538	$38,588	$2,760

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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2012 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,272,989	$2,260	$—	$3,087	$2,278,336
Services	1,917,655	3,705	37	10,123	1,931,520
Wholesale/retail	954,475	1,534	—	4,175	960,184
Manufacturing	350,647	—	—	12,230	362,877
Healthcare	1,005,538	180	100	3,310	1,009,128
Integrated food services	212,075	4,903	—	—	216,978
Other commercial and industrial	291,328	589	—	1,604	293,521
Total commercial	7,004,707	13,171	137	34,529	7,052,544

Commercial real estate:
Construction and land development	240,208	801	—	46,050	287,059
Retail	478,843	5,626	—	7,908	492,377
Office	373,278	525	—	10,589	384,392
Multifamily	358,204	742	—	3,219	362,165
Industrial	230,641	392	—	—	231,033
Other real estate loans	353,412	3,328	—	12,448	369,188
Total commercial real estate	2,034,586	11,414	—	80,214	2,126,214

Residential mortgage:
Permanent mortgage	1,107,610	15,130	495	18,136	1,141,371
Permanent mortgages guaranteed by U.S. government agencies	26,460	14,473	127,126	—	168,059
Home equity	688,821	2,211	44	4,591	695,667
Total residential mortgage	1,822,891	31,814	127,665	22,727	2,005,097

Consumer:
Indirect automobile	58,895	1,771	1	2,257	62,924
Other consumer	324,165	718	14	4,755	329,652
Total consumer	383,060	2,489	15	7,012	392,576

Total	$11,245,244	$58,888	$127,817	$144,482	$11,576,431

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2011 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,003,192	$1,065	$448	$336	$2,005,041
Services	1,729,775	13,608	1,187	16,968	1,761,538
Wholesale/retail	945,776	470	—	21,180	967,426
Manufacturing	313,028	654	—	23,051	336,733
Healthcare	971,265	1,362	47	5,486	978,160
Integrated food services	204,306	—	5	—	204,311
Other commercial and industrial	298,105	1,966	—	1,790	301,861
Total commercial	6,465,447	19,125	1,687	68,811	6,555,070

Commercial real estate:
Construction and land development	278,901	1,279	—	61,874	342,054
Retail	502,167	372	—	6,863	509,402
Office	394,227	239	—	11,457	405,923
Multifamily	365,477	38	—	3,513	369,028
Industrial	278,186	—	—	—	278,186
Other real estate loans	367,643	3,444	137	15,486	386,710
Total commercial real estate	2,186,601	5,372	137	99,193	2,291,303

Residential mortgage:
Permanent mortgage	1,110,418	17,259	601	25,366	1,153,644
Permanent mortgages guaranteed by U.S. government agencies	20,998	12,163	155,301	—	188,462
Home equity	624,942	3,036	42	4,401	632,421
Total residential mortgage	1,756,358	32,458	155,944	29,767	1,974,527

Consumer:
Indirect automobile	98,345	4,581	29	2,194	105,149
Other consumer	340,087	2,286	—	1,321	343,694
Total consumer	438,432	6,867	29	3,515	448,843

Total	$10,846,838	$63,822	$157,797	$201,286	$11,269,743

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2011 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$1,709,608	$153	$—	$345	$1,710,106
Services	1,703,683	3,759	1,593	16,254	1,725,289
Wholesale/retail	1,027,827	697	487	25,138	1,054,149
Manufacturing	363,048	—	—	4,366	367,414
Healthcare	849,605	177	—	5,962	855,744
Integrated food services	187,833	—	—	—	187,833
Other commercial and industrial	268,161	192	57	1,300	269,710
Total commercial	6,109,765	4,978	2,137	53,365	6,170,245

Commercial real estate:
Construction and land development	293,627	2,333	—	76,265	372,225
Retail	442,231	2,911	—	4,642	449,784
Office	471,938	2,320	—	11,473	485,731
Multifamily	329,824	—	—	4,717	334,541
Industrial	159,422	384	—	—	159,806
Other real estate loans	370,110	2,393	175	13,266	385,944
Total commercial real estate	2,067,152	10,341	175	110,363	2,188,031

Residential mortgage:
Permanent mortgage	1,108,565	18,735	—	27,991	1,155,291
Permanent mortgages guaranteed by U.S. government agencies	8,426	3,728	122,304	—	134,458
Home equity	576,045	2,450	8	3,702	582,205
Total residential mortgage	1,693,036	24,913	122,312	31,693	1,871,954

Consumer:
Indirect automobile	152,496	7,256	19	2,729	162,500
Other consumer	341,761	1,031	2	2,020	344,814
Total consumer	494,257	8,287	21	4,749	507,314

Total	$10,364,210	$48,519	$124,645	$200,170	$10,737,544

(5) Mortgage Banking Activities

Residential Mortgage Loan Production

The Company originates, markets and services conventional and government-sponsored residential mortgage loans. Generally, conforming fixed-rate residential mortgage loans are held for sale in the secondary market and non-conforming and adjustable-rate residential mortgage loans are held for investment. All residential mortgage loans originated for sale by the Company are carried at fair value based on sales commitments and market quotes. Changes in the fair value of mortgage loans held for sale are included in Other operating revenue – Mortgage banking revenue. Residential mortgage loans held for sale also includes the fair value of residential mortgage loan commitments and forward sale commitments which are considered derivative contracts that have not been designated as hedging instruments. The volume of mortgage loans originated for sale and secondary market prices are the primary drivers of originating and marketing revenue.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loans commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2012		December 31, 2011		June 30, 2011
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$236,160	$247,893	$177,319	$184,816	$162,579	$167,300
Residential mortgage loan commitments	392,247	15,807	189,770	6,597	156,209	2,793
Forward sales contracts	605,856	(4,526)	349,447	(3,288)	302,526	(484)
		$259,174		$188,125		$169,609

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2012, December 31, 2011 or June 30, 2011. No credit losses were recognized on residential mortgage loans held for sale for the three and six month periods ended June 30, 2012 and 2011.

Mortgage banking revenue was follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Originating and marketing revenue:
Residential mortgages loan held for sale	$27,706	$10,037	$44,798	$23,373
Residential mortgage loan commitments	6,900	(702)	9,210	542
Forward sales contracts	(4,917)	74	(1,238)	(6,977)
Total originating and marketing revenue	29,689	9,409	52,770	16,938
Servicing revenue	9,859	9,947	19,856	19,774
Total mortgage banking revenue	$39,548	$19,356	$72,626	$36,712

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	June 30, 2012	December 31, 2011	June 30, 2011
Number of residential mortgage loans serviced for others	96,772	95,841	96,578
Outstanding principal balance of residential mortgage loans serviced for others	$11,564,643	$11,300,986	$11,283,442
Weighted average interest rate	4.99%	5.19%	5.36%
Remaining term (in months)	289	290	291

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2012 is as follows
(in thousands):

	Purchased	Originated	Total
Balance at March 31, 2012	$21,204	$76,934	$98,138
Additions, net	—	9,275	9,275
Change in fair value due to loan runoff	(950)	(3,230)	(4,180)
Change in fair value due to market changes	(3,893)	(7,557)	(11,450)
Balance, June 30, 2012	$16,361	$75,422	$91,783

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2012 is as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2011	$18,903	$67,880	$86,783
Additions, net	—	17,647	17,647
Change in fair value due to loan runoff	(1,960)	(6,364)	(8,324)
Change in fair value due to market changes	(582)	(3,741)	(4,323)
Balance, June 30, 2012	$16,361	$75,422	$91,783

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2011 is as follows (in thousands):

	Purchased	Originated	Total
Balance at March 31, 2011	$38,343	$82,002	$120,345
Additions, net	—	5,798	5,798
Change in fair value due to loan runoff	(1,218)	(2,240)	(3,458)
Change in fair value due to market changes	(4,259)	(9,234)	(13,493)
Balance, June 30, 2011	$32,866	$76,326	$109,192

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2011 is as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2010	$37,900	$77,823	$115,723
Additions, net	—	10,767	10,767
Change in fair value due to loan runoff	(2,551)	(4,383)	(6,934)
Change in fair value due to market changes	(2,483)	(7,881)	(10,364)
Balance, June 30, 2011	$32,866	$76,326	$109,192

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions considered significant unobservable inputs used to determine fair value are:

	June 30, 2012	December 31, 2011	June 30, 2011
Discount rate – risk-free rate plus a market premium	10.33%	10.34%	10.4%
Prepayment rate – based upon loan interest rate, original term and loan type	11.44% - 53.10%	10.88% - 49.68%	10.26% - 38.37%
Loan servicing costs – annually per loan based upon loan type	$55 - $105	$55 - $105	$55 - $105
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	0.97%	1.21%	2.02%

The Company is exposed to interest rate risk as benchmark residential mortgage interest rates directly affect the prepayment speeds used in valuing our mortgage servicing rights, which is partially managed through forward sales of residential mortgage-backed securities and forward sales contracts. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial’s servicing portfolio.

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at June 30, 2012 follows (in thousands):

	< 5.00%	5.00% - 5.99%	6.00% - 6.99	> 6.99%	Total
Fair value	$56,754	$28,724	$5,152	$1,153	$91,783
Outstanding principal of loans serviced for others	$5,976,173	$3,652,815	$1,558,553	$377,102	$11,564,643
Weighted average prepayment rate[1]	11.44%	23.88%	20.00%	46.08%	21.50%

[1]	Annual prepayment estimates based upon loan interest rate, original term and loan type

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At June 30, 2012, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $3.3 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $7.8 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at June 30, 2012 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$5,000,735	$47,486	$13,663	$46,600	$5,108,484
FNMA	1,961,099	21,050	5,632	20,711	2,008,492
GNMA	3,764,570	129,482	34,188	27,953	3,956,193
Other	464,850	9,930	3,056	13,638	491,474
Total	$11,191,254	$207,948	$56,539	$108,902	$11,564,643

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $241 million at June 30, 2012, $259 million at December 31, 2011 and $274 million at June 30, 2011. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $18 million at June 30, 2012, $19 million at December 31, 2011 and $18 million at June 30, 2011. At June 30, 2012, approximately 5% of the loans sold with recourse with an outstanding principal balance of $12 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 6% with an outstanding balance of $14 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Beginning balance	$18,651	$16,487	$18,683	$16,667
Provision for recourse losses	768	2,532	2,440	3,326
Loans charged off, net	(1,587)	(1,479)	(3,291)	(2,453)
Ending balance	$17,832	$17,540	$17,832	$17,540

The Company also has off-balance sheet credit risk for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements. At June 30, 2012, we have unresolved deficiency requests from the agencies on 303 loans with an aggregate outstanding principal balance of $40 million. At December 31, 2011, the Company had unresolved deficiency requests from the agencies on 247 loans with an aggregate principal balance of $37 million. For the six months ended June 30, 2012, the Company has repurchased 30 loans for $3.0 million from the agencies and provided indemnification for 3 loans for $58 thousand. Losses incurred on these loans as of June 30, 2012 totaled $1.0 million. The Company has established an accrual for credit losses related to potential loan repurchases under representations and warranties is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statement of Earnings. While the level of repurchases and indemnifications related to standard representations and warranties has remained low, the severity of the losses have trended higher. Accordingly, the Company increased its accrual for credit losses related to potential loan repurchases under representations and warranties to $5.0 million at June 30, 2012. The accrual was $2.2 million at December 31, 2011.
(6) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension expense of $1.0 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $1.9 million for each of the six months ended June 30, 2012 and 2011.  The Company made no Pension Plan contributions during the six months ended June 30, 2012 and 2011.

Management has been advised that the maximum allowable contribution for 2012 is $28 million.  No minimum contribution is required for 2012.
(7)  Commitments and Contingent Liabilities

Litigation Contingencies

In 2010, the Bank was named as a defendant in three class actions alleging that the manner in which the bank posted charges to its consumer deposit accounts was improper. These actions were consolidated and settled on November 23, 2011 in Multi-District Litigation pending in the United States District Court for the Southern District of Florida. The settlement is scheduled for approval by the Court on August 29, 2012. The settlement amount of $19 million was paid to the plaintiff class pending

Court approval and had been fully accrued as of March 31, 2012.

In an opinion dated October 11, 2011, the Oklahoma Supreme Court invalidated, pursuant to a petition brought by certain taxpayers, a $7.1 million settlement agreement between the Bank and the City of Tulsa (“the City”). The agreement settled claims asserted by the Bank against the City and against the Tulsa Airports Improvement Trust ("the Trust") related to a defaulted loan made by the Bank to a start-up airline. The Trust agreed to purchase the loan and its collateral from the Bank in the event of a default by the airline. As of June 30, 2012, the $7.1 million settlement amount was included in the accrual for off-balance sheet credit risk. On July 18, 2012, the Company paid the $7.1 million to the City and is pursuing its claims against the Trust.

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

BOK Financial currently owns 251,837 Visa Class B shares which are convertible into Visa Class A shares after the final settlement of all covered litigation. Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. Therefore, no value has been currently assigned to the Class B shares and no value may be assigned until the Class B shares are converted into a known number of Class A shares.

In July 2012, Visa announced it had reached an agreement in principle to resolve pending litigation and provide for settlement payments from the previously funded litigation escrow account. In conjunction with this agreement, Visa deposited an additional $150 million to the litigation escrow account which reduced the exchange rate to approximately 0.4206 Class A shares for each Class B share.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Alternative Investment Commitments

The Company sponsors two private equity funds and invests in several tax credit entities and other funds as permitted by banking regulations. Consolidation of these investments is based on the variable interest model determined by the nature of the entity. Variable interest entities are generally defined as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest. Variable interest entities are consolidated based on the determination that the Company is the primary beneficiary including the power to direct the activities that most significantly impact the variable interest's economic performance and the obligation to absorb losses of the variable interest or the right to receive benefits of the variable interest that could be significant to the variable interest.

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $10 million at June 30, 2012. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act limits both the amount and structure of these type of investments. As a result, the Company's private equity activity might be curtailed.

Consolidated tax credit entities represent the Company's interest in entities earning federal new market tax credits related to qualifying loans for which the Company has the power to direct the activities that most significantly impact the variable interest's economic performance of the entity including being the primary beneficiary of or the obligation to absorb losses of the variable interest that could be significant to the variable interest.

The Company also has interests in various unrelated alternative investments generally consisting of unconsolidated limited partnership interest in or loans to entities for which investment return is in the form of tax credits or that invest in distressed real estate loans and properties, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments and the Company's maximum exposure to loss is restricted to its investment balance. The Company's obligation to fund alternative investments is included in Other liabilities in the Consolidated Balance Sheets.

A summary of consolidated and unconsolidated alternative investments as of June 30, 2012, December 31, 2011 and June 30, 2011 is as follows (in thousands):

	June 30, 2012
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$31,492	$—	$—	$26,648
Tax credit entities	10,000	14,224	—	10,964	10,000
Other	—	7,031	—	—	139
Total consolidated	$10,000	$52,747	$—	$10,964	$36,787

Unconsolidated:
Tax credit entities	$—	$71,298	$39,510	$—	$—
Other	—	9,298	1,943	—	—
Total unconsolidated	$—	$80,596	$41,453	$—	$—

	December 31, 2011
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$30,902	$—	$—	$26,042
Tax credit entities	10,000	14,483	—	10,964	10,000
Other	—	7,206	—	—	143
Total consolidated	$10,000	$52,591	$—	$10,964	$36,185

Unconsolidated:
Tax credit entities	$—	$37,890	$16,084	$—	$—
Other	—	10,950	2,194	—	—
Total unconsolidated	$—	$48,840	$18,278	$—	$—

	June 30, 2011
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$30,991	$—	$—	$24,264
Tax credit entities	—	—	—	—	—
Other	—	8,298	—	—	192
Total consolidated	$—	$39,289	$—	$—	$24,456

Unconsolidated:
Tax credit entities	$—	$25,684	$14,464	$—	$—
Other	—	17,637	3,516	—	—
Total unconsolidated	$—	$43,321	$17,980	$—	$—

Other Commitments and Contingencies

At June 30, 2012, Cavanal Hill Funds’ assets included $1.1 billion of U.S. Treasury, $935 million of cash management and $430 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at June 30, 2012. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2012 or 2011.

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

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $15.7 million at June 30, 2012. Current leases expire or are subject to lessee termination options at various dates in 2013 and 2014. Our obligation under the agreement would be affected by lessee decisions to exercise these options. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.
(8) Shareholders’ Equity

On July 31, 2012, the Board of Directors of BOK Financial approved a quarterly common stock dividend of $0.38 per share. The quarterly dividend will be payable on or about August 31, 2012 to shareholders of record as of August 17, 2012.

Dividends declared during the three and six months ended June 30, 2012 were $0.38 per share and $0.71 per share, respectively. Dividends declared during the three and six months ended June 30, 2011 were $0.275 per share and $0.525 per share, respectively.

Accumulated Other Comprehensive Income (Loss)

AOCI includes unrealized gains and losses on available for sale ("AFS") securities. Unrealized gain (loss) on AFS securities also includes non-credit related unrealized losses on AFS securities for which an other-than temporary impairment has been recorded in earnings. AOCI also includes unrealized gains on AFS securities that were transferred from AFS to investment securities in the third quarter of 2011. Such amounts will be amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related accretion of discount on the transferred securities.  Unrealized losses on employee benefit plans will be reclassified into income as pension plan costs are recognized over the remaining service period of plan participants. Accumulated losses on the interest rate lock hedge of the 2005 subordinated debt issuance will be reclassified into income over the ten-year life of the debt. Gains and losses in AOCI are net of deferred income taxes.

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2010	$122,494	$—	$(13,777)	$(878)	$107,839
Net change in unrealized gains (losses)	63,944	—	(1)	—	63,943
Other-than-temporary impairment losses recognized in earnings	9,423	—	—	—	9,423
Reclassification adjustment for net (gains) losses realized and included in earnings	(10,370)	—	—	156	(10,214)
Income tax expense (benefit)	(24,676)	—	—	(60)	(24,736)
Balance, June 30, 2011	$160,815	$—	$(13,778)	$(782)	$146,255

Balance, December 31, 2011	$135,740	$6,673	$(12,742)	$(692)	$128,979
Net change in unrealized gains (losses)	40,325	—	(291)	—	40,034
Other-than-temporary impairment losses recognized in earnings	4,580	—	—	—	4,580
Amortization of unrealized gain on investments securities transferred from AFS	—	(3,421)	—	—	(3,421)
Reclassification adjustment for net(gains) losses realized and included in earnings	(24,812)	—	—	331	(24,481)
Income tax benefit (expense)	(7,816)	1,331	113	(129)	(6,501)
Balance, June 30, 2012	$148,017	$4,583	$(12,920)	$(490)	$139,190

(9)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to BOK Financial Corp.	$97,628	$69,007	$181,243	$133,781
Earnings allocated to participating securities	(977)	(559)	(1,716)	(1,020)
Numerator for basic earnings per share – income available to common shareholders	96,651	68,448	179,527	132,761
Effect of reallocating undistributed earnings of participating securities	3	2	5	3
Numerator for diluted earnings per share – income available to common shareholders	$96,654	$68,450	$179,532	$132,764

Denominator:
Weighted average shares outstanding	68,152,242	68,451,428	68,214,648	68,419,699
Less: Participating securities included in weighted average shares outstanding	(679,577)	(552,945)	(641,368)	(519,420)
Denominator for basic earnings per common share	67,472,665	67,898,483	67,573,280	67,900,279
Dilutive effect of employee stock compensation plans[1]	272,163	271,002	274,379	272,903
Denominator for diluted earnings per common share	67,744,828	68,169,485	67,847,659	68,173,182

Basic earnings per share	$1.43	$1.01	$2.66	$1.96
Diluted earnings per share	$1.43	$1.00	$2.65	$1.95
[1] Excludes employee stock options with exercise prices greater than current market price.	366,407	785,686	361,558	771,343

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$93,360	$23,125	$7,137	$57,739	$181,361
Net interest revenue (expense) from internal sources	(11,164)	5,885	5,306	(27)	—
Net interest revenue	82,196	29,010	12,443	57,712	181,361
Provision for (reduction of ) allowances for credit losses	748	4,221	521	(13,490)	(8,000)
Net interest revenue after provision for (reduction of) allowances for credit losses	81,448	24,789	11,922	71,202	189,361
Other operating revenue	52,158	75,200	51,556	8,121	187,035
Other operating expense	62,625	75,888	53,209	32,064	223,786
Income before taxes	70,981	24,101	10,269	47,259	152,610
Federal and state income tax	27,612	9,375	3,995	12,167	53,149
Net income	43,369	14,726	6,274	35,092	99,461
Net income attributable to non-controlling interest	—	—	—	1,833	1,833
Net income attributable to BOK Financial Corp.	$43,369	$14,726	$6,274	$33,259	$97,628

Average assets	$9,934,469	$5,695,019	$4,194,153	$5,714,876	$25,538,517
Average invested capital	862,816	289,443	176,704	1,539,770	2,868,733

Performance measurements:
Return on average assets	1.76%	1.04%	0.60%		1.54%
Return on average invested capital	20.22%	20.46%	14.28%		13.69%
Efficiency ratio	52.19%	69.07%	83.57%		62.45%

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$182,698	$46,939	$14,277	$111,016	$354,930
Net interest revenue (expense) from internal sources	(22,920)	12,005	10,279	636	—
Net interest revenue	159,778	58,944	24,556	111,652	354,930
Provision for (reduction of) allowances for credit losses	7,140	5,653	1,171	(21,964)	(8,000)
Net interest revenue after provision for (reduction of) allowances for credit losses	152,638	53,291	23,385	133,616	362,930
Other operating revenue	90,950	126,297	97,949	12,220	327,416
Other operating expense	118,485	123,640	104,484	62,414	409,023
Income before taxes	125,103	55,948	16,850	83,422	281,323
Federal and state income tax	48,665	21,764	6,555	21,685	98,669
Net income	76,438	34,184	10,295	61,737	182,654
Net income attributable to non-controlling interest	—	—	—	1,411	1,411
Net income attributable to BOK Financial Corp.	$76,438	$34,184	$10,295	$60,326	$181,243

Average assets	$10,008,708	$5,757,046	$4,195,283	$5,566,513	$25,527,550
Average invested capital	864,167	288,351	176,149	1,523,316	2,851,983

Performance measurements:
Return on average assets	1.54%	1.19%	0.49%		1.43%
Return on average invested capital	17.79%	23.91%	11.75%		12.78%
Efficiency ratio	50.14%	66.60%	85.48%		61.14%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$85,325	$21,358	$7,926	$59,392	$174,001
Net interest revenue (expense) from internal sources	(7,444)	7,675	3,696	(3,927)	—
Net interest revenue	77,881	29,033	11,622	55,465	174,001
Provision for (reduction of) allowances for credit losses	4,829	3,049	623	(5,801)	2,700
Net interest revenue after provision for (reduction of) allowances for credit losses	73,052	25,984	10,999	61,266	171,301
Other operating revenue	36,014	57,486	42,788	6,672	142,960
Other operating expense	57,447	71,852	47,397	26,513	203,209
Income before taxes	51,619	11,618	6,390	41,425	111,052
Federal and state income tax	20,080	4,519	2,486	12,272	39,357
Net income	31,539	7,099	3,904	29,153	71,695
Net income attributable to non-controlling interest	—	—	—	2,688	2,688
Net income attributable to BOK Financial Corp.	$31,539	$7,099	$3,904	$26,465	$69,007
Average assets	$9,174,216	$5,864,942	$3,883,815	$5,056,262	$23,979,235
Average invested capital	867,491	271,353	176,070	1,335,975	2,650,889
Performance measurements:
Return on average assets	1.38%	0.49%	0.40%		1.15%
Return on average invested capital	14.58%	10.49%	8.89%		10.44%
Efficiency ratio	50.44%	77.47%	87.95%		62.23%

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$168,583	$40,022	$16,150	$119,885	$344,640
Net interest revenue (expense) from internal sources	(16,718)	17,080	6,667	(7,029)	—
Net interest revenue	151,865	57,102	22,817	112,856	344,640
Provision for (reduction of) allowances for credit losses	11,605	5,731	1,061	(9,447)	8,950
Net interest revenue after provision for (reduction of) allowances for credit losses	140,260	51,371	21,756	122,303	335,690
Other operating revenue	71,430	94,968	82,756	11,384	260,538
Other operating expense	113,198	124,054	91,102	53,304	381,658
Income before taxes	98,492	22,285	13,410	80,383	214,570
Federal and state income tax	38,313	8,669	5,216	25,911	78,109
Net income	60,179	13,616	8,194	54,472	136,461
Net income attributable to non-controlling interest	—	—	—	2,680	2,680
Net income attributable to BOK Financial Corp.	$60,179	$13,616	$8,194	$51,792	$133,781

Average assets	$9,068,308	$5,992,191	$3,862,949	$4,926,163	$23,849,611
Average invested capital	865,439	272,301	175,506	1,294,835	2,608,081

Performance measurements:
Return on average assets	1.34%	0.46%	0.43%		1.13%
Return on average invested capital	14.02%	10.08%	9.41%		10.34%
Efficiency ratio	50.70%	77.44%	86.76%		61.70%
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

Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1) - fair value is based on unadjusted quoted prices in active markets for identical assets or liabilities.

Significant Other Observable Inputs (Level 2) - Fair value is based on significant other observable inputs which are generally determined based on a single price for each financial instrument provided to us by an applicable third-party pricing service and is based on one or more of the following:

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

Significant Unobservable Inputs (Level 3) - Fair value is based upon model-based valuation techniques for which at least one significant assumption is not observable in the market.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of June 30, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$53,514	$992	$52,522	$—
U.S. agency residential mortgage-backed securities	46,502	—	46,502	—
Municipal and other tax-exempt securities	44,632	—	44,632	1,852
Other trading securities	4,669	—	4,545	124
Total trading securities	$149,317	992	148,201	1,976
Available for sale securities:
U.S. Treasury	1,003	1,003	—	—
Municipal and other tax-exempt	88,458	—	46,796	41,662
U.S. agency residential mortgage-backed securities	9,903,532	—	9,903,532	—
Privately issued residential mortgage-backed securities	317,761	—	317,761	—
Other debt securities	36,286	—	30,898	5,388
Perpetual preferred stock	23,431	—	23,431	—
Equity securities and mutual funds	24,944	6,912	18,032	—
Total available for sale securities	10,395,415	7,915	10,340,450	47,050
Fair value option securities:
U.S. agency residential mortgage-backed securities	299,467	—	299,467	—
Corporate debt securities	25,710	—	25,710	—
Total fair value option securities	325,177	—	325,177	—
Residential mortgage loans held for sale	259,174	—	259,174	—
Mortgage servicing rights[1]	91,783	—	—	91,783
Derivative contracts, net of cash margin[2]	366,204	802	365,402	—
Other assets – private equity funds	31,492	—	—	31,492
Liabilities:
Derivative contracts, net of cash margin[2]	370,053	251	369,802	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$76,800	$—	$76,623	$177

Available for sale securities:
U.S. Treasury	1,006	1,006	—	—
Municipal and other tax-exempt	68,837	—	26,484	42,353
U.S. agency residential mortgage-backed securities	9,588,177	—	9,588,177	—
Privately issued residential mortgage-backed securities	419,166	—	419,166	—
Other debt securities	36,495	—	30,595	5,900
Perpetual preferred stock	18,446	—	18,446	—
Equity securities and mutual funds	47,238	23,596	23,642	—
Total available for sale securities	10,179,365	24,602	10,106,510	48,253

Fair value option securities	651,226	—	651,226	—
Residential mortgage loans held for sale	188,125	—	188,125	—
Mortgage servicing rights	86,783	—	—	86,783	[1]
Derivative contracts, net of cash margin [2]	293,859	457	293,402	—
Other assets – private equity funds	30,902	—	—	30,902

Liabilities:
Derivative contracts, net of cash margin [2]	236,522	—	236,522	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of June 30, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$99,846	$2,327	$97,519	$—

Available for sale securities:
U.S. Treasury	1,003	1,003	—	—
Municipal and other tax-exempt	70,210	—	26,552	43,658
U.S. agency residential mortgage-backed securities	8,893,789	—	8,893,789	—
Privately issued residential mortgage-backed securities	513,222	—	513,222	—
Other debt securities	5,893	—	—	5,893
Perpetual preferred stock	22,694	—	22,694	—
Equity securities and mutual funds	60,197	41,557	18,640	—
Total available for sale securities	9,567,008	42,560	9,474,897	49,551

Fair value option securities	553,231	—	553,231	—
Residential mortgage loans held for sale	169,609	—	169,609	—
Mortgage servicing rights	109,192	—	—	109,192	[1]
Derivative contracts, net of cash margin [2]	229,887	—	229,887	—
Other assets – private equity funds	28,313	—		28,313

Liabilities:
Derivative contracts, net of cash margin [2]	173,917	—	173,917	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]	See Note 3 for detail of fair value of derivative contracts by contract type.

The following represents the changes for the three months ended June 30, 2012 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance at March 31, 2012	$41,977	$5,900	$30,993
Purchases and capital calls	—	—	820
Redemptions and distributions	(363)	(500)	(2,559)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	2,238
Gain on available for sale securities, net	—	—	—
Other-than-temporary impairment losses	—	—	—
Other comprehensive gain (loss)	48	(12)	—
Balance, June 30, 2012	$41,662	$5,388	$31,492

The following represents the changes for the six months ended June 30, 2012 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance, December 31, 2011	$42,353	$5,900	$30,902
Purchases and capital calls	—	—	1,909
Redemptions and distributions	(463)	(500)	(3,166)
Gain (loss) recognized in earnings:
Brokerage and trading revenue	—	—	—
Gain on other assets, net	—	—	1,847
Gain on securities, net	1	—	—
Other-than-temporary impairment losses	—	—	—
Other comprehensive (loss)	(229)	(12)	—
Balance, June 30, 2012	$41,662	$5,388	$31,492

The following represents the changes for the three months ended June 30, 2011 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance at March 31, 2011	$43,767	$5,899	$25,046
Purchases, sales, issuances and settlements, net	—	—	746
Redemptions and distributions	—	—	(783)
Gain (loss) recognized in earnings
Brokerage and trading revenue	—	—	—
Gain (loss) on other assets, net	—	—	3,304
Gain on securities, net	—	—	—
Other-than-temporary impairment losses	(521)	—	—
Other comprehensive (loss)	412	(6)	—
Balance, June 30, 2011	$43,658	$5,893	$28,313

The following represents the changes for the six months ended June 30, 2011 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance, December 31, 2010	$47,093	$6,400	$25,436
Purchases, sales, issuances and settlements, net	7,520	—	1,652
Redemptions and distributions	(9,975)	(500)	(2,185)
Gain (loss) recognized in earnings
Brokerage and trading revenue	(576)	—	—
Gain (loss) on other assets, net	—	—	3,410
Gain on securities, net	18	—	—
Other-than-temporary impairment losses	(521)	—	—
Other comprehensive (loss)	99	(7)	—
Balance, June 30, 2011	$43,658	$5,893	$28,313

Following is a description of the Company's valuation methodologies used for assets and liabilities measured on a recurring basis:
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

These securities may be either investment grade or below investment grade. As of June 30, 2012, taxable securities rated investment grade by all nationally recognized rating agencies are generally valued to yield 1.30% to 1.75%. Average yields on comparable short-term taxable securities are generally less than 1%. Tax-exempt securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 1.00% to 1.50%, which represents a spread of 75 to 80 basis points over average yields of comparable tax-exempt securities as of June 30, 2012. The resulting estimated fair value of securities rated investment grade ranges from 98.88% to 99.49% of par value at June 30, 2012. The fair value of these securities is sensitive primarily to changes in interest rate spreads. At June 30, 2012, a 100 basis point increase in the spreads over average yields for comparable taxable and tax-exempt securities would result in an additional decrease in the fair value of these securities of $337 thousand.

Approximately $13 million of our municipal and other tax-exempt securities are rated below investment grade by at least one of the three nationally recognized rating agencies. The fair value of these securities was determined based on yields ranging from 6.20% to 9.16%. These yields were determined using a spread of 600 basis points over comparable municipal securities of varying durations. The resulting estimated fair value of securities rated below investment grade ranges from 75.21% to 75.49% of par value as of June 30, 2012. The fair value of these municipal and other debt securities based on Significant Other Unobservable Inputs is primarily sensitive to changes in interest rate spreads. At June 30, 2012, a 100 basis point increase in the spread over average yields for comparable securities would result in an additional decrease in the fair value of these securities of $384 thousand.

Taxable securities rated investment grade by all nationally recognized rating agencies were generally valued at par to yield 1.60% to 1.80% at December 31, 2011 and 1.69% to 1.75% at June 30, 2011. Average yields on comparable short-term taxable securities were less than 1% at both December 31, 2011 and June 30, 2011. Tax-exempt investment grade securities were valued to yield a range of 1.00% to 1.50% at December 31, 2011 and 1.05% to 1.35% at June 30, 2011. This represents a spread of 75 to 80 basis points over average yields for comparable securities. The resulting estimated fair value of securities rated investment grade ranged from 98.79% to 100.00% of par at December 31, 2011 and 98.89% to 99.34% of par at June 30, 2011.

After other-than-temporary impairment charges, municipal and other tax-exempt securities rated below investment grade by at least one of the nationally recognized rating agencies totaled $13 million at December 31, 2011 and $14 million at June 30, 2011. These below investment grade municipal and other tax-exempt securities were valued based on a range of 6.25% to 9.58% at December 31, 2011 and 6.23% to 10.30% at June 30, 2011. This represented a spread of 600 basis points over comparable municipal securities of varying durations. The resulting estimated fair value of securities rated below investment grade ranged from 76.45% to 76.99% at December 31, 2011 and 82.66% to 82.83% of par value at June 30, 2011

Derivatives

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

There were no transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable input during the six months ended June 30, 2012 and 2011, respectively.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets with a balance at June 30, 2012 for which the fair value was adjusted during the six months ended June 30, 2012:

	Carrying Value at June 30, 2012			Fair Value Adjustments for the three months ended June 30, 2012 Recognized in:			Fair Value Adjustments for the six months ended June 30, 2012 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Gross charge-offs against accrual for recourse loans	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Gross charge-offs against accrual for recourse loans	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$29,369	$2,881	$4,406	$311	$—	$10,826	$311	$—
Real estate and other repossessed assets	—	27,474	3,035	—	—	4,488	—	—	6,876

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. he carrying value represents only those assets with a balance at June 30, 2011 for which the fair value was adjusted during the six months ended June 30, 2011:

	Carrying Value at June 30, 2011			Fair Value Adjustments for the Three Months Ended June 30, 2011 Recognized in:			Fair Value Adjustments for the Six Months Ended June 30, 2011 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Gross charge-offs against accrual for recourse loans	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Gross charge-offs against accrual for recourse loans	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$17,949	$—	$4,071	$146	$—	$4,719	$146	$—
Real estate and other repossessed assets	—	50,885	—	—	—	4,127	—	—	8,863

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2012 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$639,263				$639,263
Trading securities:
Obligations of the U.S. government	53,514				53,514
U.S. agency residential mortgage-backed securities	46,502				46,502
Municipal and other tax-exempt securities	44,632				44,632
Other trading securities	4,669				4,669
Total trading securities	149,317				149,317
Investment securities:
Municipal and other tax-exempt	126,168				130,308
U.S. agency residential mortgage-backed securities	102,347				105,535
Other debt securities	183,964				204,795
Total investment securities	412,479				440,638
Available for sale securities:
U.S. Treasury	1,003				1,003
Municipal and other tax-exempt	88,458				88,458
U.S. agency residential mortgage-backed securities	9,903,532				9,903,532
Privately issued residential mortgage-backed securities	317,761				317,761
Other debt securities	36,286				36,286
Perpetual preferred stock	23,431				23,431
Equity securities and mutual funds	24,944				24,944
Total available for sale securities	10,395,415				10,395,415
Fair value option securities:
U.S. agency residential mortgage-backed securities	299,467				299,467
Corporate debt securities	25,710				25,710
Total fair value option securities	325,177				325,177
Residential mortgage loans held for sale	259,174				259,174
Loans:
Commercial	7,052,544	0.25 - 30.00%	0.70	0.63 - 3.68%	7,010,486
Commercial real estate	2,126,214	0.38 - 18.00%	0.92	1.33 - 3.33%	2,105,823
Residential mortgage	2,005,097	0.38 - 18.00%	3.10	1.08 - 3.52%	2,042,362
Consumer	392,576	0.38 - 21.00%	0.34	1.59 - 3.79%	387,423
Total loans	11,576,431				11,546,094
Allowance for loan losses	(231,669)				—
Net loans	11,344,762				11,546,094
Mortgage servicing rights	91,783				91,783
Derivative instruments with positive fair value, net of cash margin	366,204				366,204
Other assets – private equity funds	31,492				31,492
Deposits with no stated maturity	15,254,247				15,157,587
Time deposits	3,107,950	0.01 - 9.64%	2.17	0.92 - 1.31%	3,175,687
Other borrowings	2,648,753	0.09 - 5.25%	—	0.09 - 2.70%	2,642,598
Subordinated debentures	353,378	1.16 - 5.00%	4.02	2.40%	350,813
Derivative instruments with negative fair value, net of cash margin	370,053				370,053

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2011 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$986,365				$986,365
Trading securities	76,800				76,800
Investment securities:
Municipal and other tax-exempt	128,697				133,670
U.S. agency residential mortgage-backed securities	121,704				120,536
Other debt securities	188,835				208,451
Total investment securities	439,236				462,657

Available for sale securities:
U.S. Treasury	1,006				1,006
Municipal and other tax-exempt	68,837				68,837
U.S. agency residential mortgage-backed securities	9,588,177				9,588,177
Privately issued residential mortgage-backed securities	419,166				419,166
Other debt securities	36,495				36,495
Perpetual preferred stock	18,446				18,446
Equity securities and mutual funds	47,238				47,238
Total available for sale securities	10,179,365				10,179,365

Fair value option securities	651,226				651,226
Residential mortgage loans held for sale	188,125				188,125
Loans:
Commercial	6,571,454	0.25 - 30.00%	0.57	0.63 - 3.85%	6,517,795
Commercial real estate	2,279,909	0.38 - 18.00%	1.26	0.28 - 3.51%	2,267,375
Residential mortgage	1,970,461	0.38 - 18.00%	3.26	1.14 - 3.70%	2,034,898
Consumer	447,919	0.38 - 21.00%	0.42	1.88 - 3.88%	436,490
Total loans	11,269,743				11,256,558
Allowance for loan losses	(253,481)				—
Net loans	11,016,262				11,256,558

Mortgage servicing rights	86,783				86,783
Derivative instruments with positive fair value, net of cash margin	293,859				293,859
Other assets – private equity funds	30,902				30,902
Deposits with no stated maturity	15,380,598				15,380,598
Time deposits	3,381,982	0.01 - 9.64%	2.07	1.02 - 1.43%	3,441,610
Other borrowings	2,370,867	0.25 - 6.58%	—	0.04 - 2.76%	2,369,224
Subordinated debentures	398,881	5.19 - 5.82%	1.44	3.29%	411,243
Derivative instruments with negative fair value, net of cash margin	236,522				236,522
A1pha-509

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2011 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$1,110,761				$1,110,761
Trading securities	99,846				99,846
Investment securities:
Municipal and other tax-exempt	160,870				165,449
Other debt securities	188,713				203,798
Total investment securities	349,583				369,247

Available for sale securities:
U.S. Treasury	1,003				1,003
Municipal and other tax-exempt	70,210				70,210
U.S. agency residential mortgage-backed securities	8,893,789				8,893,789
Privately issued residential mortgage-backed securities	513,222				513,222
Other debt securities	5,893				5,893
Perpetual preferred stock	22,694				22,694
Equity securities and mutual funds	60,197				60,197
Total available for sale securities	9,567,008				9,567,008

Fair value option securities	553,231				553,231
Residential mortgage loans held for sale	169,609				169,609

Loans:
Commercial	6,178,596	0.25 - 18.00%	0.60	0.72 - 4.50%	6,085,941
Commercial real estate	2,183,715	0.38 - 18.00%	1.18	0.28 - 3.66%	2,134,950
Residential mortgage	1,867,997	0.38 - 18.00%	3.32	0.74 - 4.31%	1,915,710
Consumer	507,236	0.38 - 21.00%	0.53	1.96 - 3.74%	507,831
Total loans	10,737,544				10,644,432
Allowance for loan losses	(286,611)				—
Net loans	10,450,933				10,644,432

Mortgage servicing rights	109,192				109,192
Derivative instruments with positive fair value, net of cash margin	229,887				229,887
Other assets – private equity funds	28,313				28,313
Deposits with no stated maturity	13,951,177				13,951,177
Time deposits	3,634,700	0.01 - 9.64%	1.91	0.76 - 1.45%	3,655,527
Other borrowings	2,962,759	0.07 - 6.58%	—	0.07 - 2.65%	2,962,773
Subordinated debentures	398,788	5.19 - 5.82%	1.87	3.50%	412,242
Derivative instruments with negative fair value, net of cash margin	173,917				173,917

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

Securities

The fair values of securities are generally based on Significant Other Observable Inputs such as quoted prices for comparable instruments or interest rates and credit spreads, yield curves, volatilities prepayment speeds and loss severities.

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $191 million at June 30, 2012, $207 million at December 31, 2011 and $259 million at June 30, 2011.

Deposits

The fair values of time deposits are based on discounted cash flow analyses using interest rates currently being offered on similar transactions which are considered Significant Unobservable Inputs. Estimated fair value of deposits with no stated maturity, which includes demand deposits, transaction deposits, money market deposits and savings accounts, is equal to the amount payable on demand. Although market premiums paid reflect an additional value for these low cost deposits, adjusting fair value for the expected benefit of these deposits is prohibited. Accordingly, the positive effect of such deposits is not included in the tables above.

Other Borrowings and Subordinated Debentures

The fair values of these instruments are based upon discounted cash flow analyses using interest rates currently being offered on similar instruments which are considered Significant Unobservable Inputs

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at June 30, 2012, December 31, 2011 or June 30, 2011.

Fair Value Election

As more fully disclosed in Note 2 and Note 5 to the Consolidated Financial Statements, the Company has elected to carry all residential mortgage-backed securities which have been designated as economic hedges against changes in the fair value of mortgage servicing rights, certain corporate debt securities economically hedged by derivative contracts to manage interest rate risk and all residential mortgage loans originated for sale at fair value. Changes in the fair value of these financial instruments are recognized in earnings.

(12) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Amount:
Federal statutory tax	$53,414	$38,868	$98,463	$75,100
Tax exempt revenue	(1,334)	(1,331)	(2,598)	(2,694)
Effect of state income taxes, net of federal benefit	3,572	2,738	6,570	5,376
Utilization of tax credits	(1,467)	(594)	(2,564)	(1,093)
Bank-owned life insurance	(976)	(979)	(1,955)	(1,964)
Other, net	(60)	655	753	3,384
Total	$53,149	$39,357	$98,669	$78,109

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Percent of pretax income:
Federal statutory tax	35%	35%	35%	35%
Tax exempt revenue	(1)	(1)	(1)	(1)
Effect of state income taxes, net of federal benefit	3	3	2	3
Utilization of tax credits	(1)	(1)	(1)	(1)
Bank-owned life insurance	(1)	(1)	(1)	(1)
Other, net	—	—	1	1
Total	35%	35%	35%	36%

During the first quarter of 2012, the Internal Revenue Service completed an audit of the Company's federal income tax return for the year ended December 31, 2008 with no adjustments.
(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2012 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements other than those previously discussed in Note 7.

Six-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Six Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Revenue/ Expense[1]	Yield/ Rate	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Funds sold and resell agreements	$15,286	$6	0.08%	$14,714	$7	0.10%
Trading securities	119,532	994	1.67%	70,494	1,159	3.32%
Investment securities
Taxable[3]	296,709	8,716	5.91%	168,902	5,145	6.14%
Tax-exempt[3]	126,878	3,010	4.89%	179,621	4,314	4.85%
Total investment securities	423,587	11,726	5.61%	348,523	9,459	5.48%
Available for sale securities
Taxable[3]	9,941,938	121,239	2.50%	9,393,136	138,992	3.09%
Tax-exempt[3]	77,315	1,836	4.91%	67,402	1,801	5.39%
Total available for sale securities[3]	10,019,253	123,075	2.52%	9,460,538	140,793	3.10%
Fair value option securities	445,599	5,798	2.72%	457,917	8,473	4.14%
Residential mortgage loans held for sale	186,842	3,552	3.82%	130,211	2,844	4.40%
Loans[2]	11,525,766	260,458	4.54%	10,667,329	249,653	4.72%
Less: allowance for loan losses	247,571			293,151
Loans, net of allowance	11,278,195	260,458	4.64%	10,374,178	249,653	4.85%
Total earning assets[3]	22,488,294	405,609	3.66%	20,856,575	412,388	4.06%
Cash and other assets	3,039,256			2,993,036
Total assets	$25,527,550			$23,849,611

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,049,819	$7,398	0.16%	$9,407,130	$13,714	0.29%
Savings	250,414	289	0.23%	207,192	390	0.38%
Time	3,189,291	26,201	1.65%	3,624,602	33,098	1.84%
Total interest-bearing deposits	12,489,524	33,888	0.55%	13,238,924	47,202	0.72%
Funds purchased	1,538,984	986	0.13%	995,780	596	0.12%
Repurchase agreements	1,139,538	530	0.09%	1,033,127	1,554	0.30%
Other borrowings	79,789	1,865	4.70%	166,331	2,696	3.27%
Subordinated debentures	377,525	9,064	4.83%	398,745	11,118	5.62%
Total interest-bearing liabilities	15,625,360	46,333	0.60%	15,832,907	63,166	0.80%
Non-interest bearing demand deposits	6,063,012			4,410,625
Other liabilities	987,195			997,998
Total equity	2,851,983			2,608,081
Total liabilities and equity	$25,527,550			$23,849,611

Tax-equivalent Net Interest Revenue[3]		$359,276	3.07%		$349,222	3.26%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			3.25%			3.43%
Less tax-equivalent adjustment[1]		4,346			4,582
Net Interest Revenue		354,930			344,640
Provision for (reduction of) allowance for credit losses		(8,000)			8,950
Other operating revenue		327,416			260,538
Other operating expense		409,023			381,658
Income before taxes		281,323			214,570
Federal and state income tax		98,669			78,109
Net income before non-controlling interest		182,654			136,461
Net income attributable to non-controlling interest		1,411			2,680
Net income attributable to BOK Financial Corp.		$181,243			$133,781
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$2.66			$1.96
Diluted		$2.65			$1.95

1.	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

2.	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.

3.	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	June 30, 2012			March 31, 2012
	Average Balance	Revenue/ Expense[1]	Yield/ Rate	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Funds sold and resell agreements	$19,187	$4	0.08%	$11,385	$2	0.07%
Trading securities	143,770	548	1.53%	95,293	446	1.88%
Investment securities
Taxable[3]	290,557	4,282	5.93%	302,861	4,434	5.89%
Tax-exempt[3]	125,727	1,461	4.90%	128,029	1,549	4.87%
Total investment securities	416,284	5,743	5.63%	430,890	5,983	5.59%
Available for sale securities
Taxable[3]	10,007,368	61,583	2.52%	9,876,508	59,656	2.48%
Tax-exempt[3]	83,911	943	4.69%	70,719	893	5.17%
Total available for sale securities[3]	10,091,279	62,526	2.54%	9,947,227	60,549	2.50%
Fair value option securities	335,965	2,311	2.62%	555,233	3,487	2.79%
Residential mortgage loans held for sale	191,311	1,784	3.75%	182,372	1,768	3.90%
Loans[2]	11,614,722	132,391	4.58%	11,436,811	128,067	4.50%
Less allowance for loan losses	242,605			252,538
Loans, net of allowance	11,372,117	132,391	4.68%	11,184,273	128,067	4.61%
Total earning assets[3]	22,569,913	205,307	3.69%	22,406,673	200,302	3.64%
Cash and other assets	2,968,604			3,109,910
Total assets	$25,538,517			$25,516,583
Liabilities and equity
Interest-bearing deposits:
Transaction	$8,779,659	$3,572	0.16%	$9,319,978	$3,826	0.17%
Savings	259,386	147	0.23%	241,442	142	0.24%
Time	3,132,220	12,671	1.63%	3,246,362	13,530	1.68%
Total interest-bearing deposits	12,171,265	16,390	0.54%	12,807,782	17,498	0.55%
Funds purchased	1,740,354	674	0.16%	1,337,614	312	0.09%
Repurchase agreements	1,095,298	265	0.10%	1,183,778	265	0.09%
Other borrowings	86,667	853	3.96%	72,911	1,012	5.58%
Subordinated debentures	357,609	3,512	3.95%	397,440	5,552	5.62%
Total interest-bearing liabilities	15,451,193	21,694	0.56%	15,799,525	24,639	0.63%
Non-interest bearing demand deposits	6,278,342			5,847,682
Other liabilities	940,249			1,034,143
Total equity	2,868,733			2,835,233
Total liabilities and equity	$25,538,517			$25,516,583
Tax-equivalent Net Interest Revenue[3]		$183,613	3.13%		$175,663	3.01%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			3.30%			3.19%
Less tax-equivalent adjustment[1]		2,252			2,094
Net Interest Revenue		181,361			173,569
Provision for (reduction of ) allowance for credit losses		(8,000)			—
Other operating revenue		187,035			140,381
Other operating expense		223,786			185,237
Income before taxes		152,610			128,713
Federal and state income tax		53,149			45,520
Net income before non-controlling interest		99,461			83,193
Net income (loss) attributable to non-controlling interest		1,833			(422)
Net income attributable to BOK Financial Corp.		$97,628			$83,615
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.43			$1.22
Diluted		$1.43			$1.22

1.	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

2.	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.

3.	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
December 31, 2011			September 30, 2011			June 30, 2011
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$12,035	$3	0.10%	$12,344	$5	0.16%	$8,814	$3	0.14%
97,972	689	2.79%	88,576	637	2.85%	80,113	584	2.92%

314,217	4,677	5.91%	194,371	2,759	5.63%	183,084	2,800	6.13%
129,109	1,565	4.81%	135,256	1,683	4.94%	174,614	2,100	4.82%
443,326	6,242	5.59%	329,627	4,442	5.35%	357,698	4,900	5.49%

9,845,351	54,839	2.36%	9,586,411	66,040	2.82%	9,473,401	69,978	3.02%
69,172	896	5.14%	70,181	870	4.92%	70,081	894	5.12%
9,914,523	55,735	2.38%	9,656,592	66,910	2.83%	9,543,482	70,872	3.04%
660,025	4,877	2.98%	594,629	5,299	3.66%	518,073	5,243	4.42%
201,242	2,032	4.01%	156,621	1,616	4.09%	134,876	1,505	4.48%
11,152,315	130,736	4.65%	10,872,805	129,073	4.71%	10,680,755	124,871	4.69%
266,473			285,570			291,308
10,885,842	130,736	4.76%	10,587,235	129,073	4.84%	10,389,447	124,871	4.82%
22,214,965	200,314	3.69%	21,425,624	207,982	3.91%	21,032,503	207,978	4.01%
3,422,475			3,196,114			2,946,732
$25,637,440			$24,621,738			$23,979,235

$9,276,608	$4,213	0.18%	$9,310,046	$5,488	0.23%	$9,184,141	$6,130	0.27%
220,236	146	0.26%	214,979	183	0.34%	210,707	203	0.39%
3,485,059	14,922	1.70%	3,617,731	16,736	1.84%	3,632,130	16,827	1.86%
12,981,903	19,281	0.59%	13,142,756	22,407	0.68%	13,026,978	23,160	0.71%
1,197,154	186	0.06%	994,099	135	0.05%	1,168,670	276	0.09%
1,189,861	404	0.13%	1,128,275	495	0.17%	1,004,217	513	0.20%
88,489	1,059	4.75%	128,288	1,701	5.26%	187,441	2,226	4.76%
398,858	5,640	5.61%	398,812	5,627	5.60%	398,767	5,541	5.57%
15,856,265	26,570	0.66%	15,792,230	30,365	0.76%	15,786,073	31,716	0.81%
5,588,596			5,086,538			4,554,000
1,422,092			1,004,564			988,273
2,770,487			2,738,406			2,650,889
$25,637,440			$24,621,738			$23,979,235
	$173,744	3.03%		$177,617	3.15%		$176,262	3.20%
		3.20%			3.34%			3.40%
	2,274			2,233			2,261
	171,470			175,384			174,001
	(15,000)			—			2,700
	138,027			173,977			142,960
	219,197			220,896			203,209
	105,300			128,465			111,052
	37,396			43,006			39,357
	67,904			85,459			71,695
	911			358			2,688
	$66,993			$85,101			$69,007

	$0.98			$1.24			$1.01
	$0.98			$1.24			$1.00

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011

Interest revenue	$203,055	$198,208	$198,040	$205,749	$205,717
Interest expense	21,694	24,639	26,570	30,365	31,716
Net interest revenue	181,361	173,569	171,470	175,384	174,001
Provision for (reduction of) allowance for credit losses	(8,000)	—	(15,000)	—	2,700
Net interest revenue after provision for (reduction of) credit losses	189,361	173,569	186,470	175,384	171,301
Other operating revenue
Brokerage and trading revenue	32,600	31,111	25,629	29,451	23,725
Transaction card revenue	26,758	25,430	25,960	31,328	31,024
Trust fees and commissions	19,931	18,438	17,865	17,853	19,150
Deposit service charges and fees	25,216	24,379	24,921	24,614	23,857
Mortgage banking revenue	39,548	33,078	25,438	29,493	19,356
Bank-owned life insurance	2,838	2,871	2,784	2,761	2,872
Other revenue	7,559	9,027	9,189	10,535	7,842
Total fees and commissions	154,450	144,334	131,786	146,035	127,826
Gain (loss) on other assets, net	3,765	(356)	1,897	712	3,344
Gain (loss) on derivatives, net	2,345	(2,473)	(174)	4,048	1,225
Gain (loss) on fair value option securities, net	6,852	(1,733)	222	17,788	9,921
Gain on available for sale securities, net	20,481	4,331	7,080	16,694	5,468
Total other-than-temporary impairment losses	(135)	(505)	(1,037)	(9,467)	(74)
Portion of loss reclassified from other comprehensive income	(723)	(3,217)	(1,747)	(1,833)	(4,750)
Net impairment losses recognized in earnings	(858)	(3,722)	(2,784)	(11,300)	(4,824)
Total other operating revenue	187,035	140,381	138,027	173,977	142,960
Other operating expense
Personnel	122,297	114,769	121,129	103,260	105,603
Business promotion	6,746	4,388	5,868	5,280	4,777
Contribution to BOKF Charitable Foundation	—	—	—	4,000	—
Professional fees and services	8,343	7,599	7,664	7,418	6,258
Net occupancy and equipment	16,906	16,023	16,826	16,627	15,554
Insurance	4,011	3,866	3,636	2,206	4,771
Data processing and communications	25,264	22,144	26,599	24,446	24,428
Printing, postage and supplies	3,903	3,311	3,637	3,780	3,586
Net losses and operating expenses of repossessed assets	5,912	2,245	6,180	5,939	5,859
Amortization of intangible assets	545	575	895	896	896
Mortgage banking costs	11,173	7,573	10,154	9,349	8,968
Change in fair value of mortgage servicing rights	11,450	(7,127)	5,261	24,822	13,493
Other expense	7,236	9,871	11,348	12,873	9,016
Total other operating expense	223,786	185,237	219,197	220,896	203,209
Income before taxes	152,610	128,713	105,300	128,465	111,052
Federal and state income tax	53,149	45,520	37,396	43,006	39,357
Net income before non-controlling interest	99,461	83,193	67,904	85,459	71,695
Net income (loss) attributable to non-controlling interest	1,833	(422)	911	358	2,688
Net income attributable to BOK Financial Corp.	$97,628	$83,615	$66,993	$85,101	$69,007

Earnings per share:
Basic	$1.43	$1.22	$0.98	$1.24	$1.01
Diluted	$1.43	$1.22	$0.98	$1.24	$1.00
Average shares used in computation:
Basic	67,472,665	67,665,300	67,526,009	67,827,591	67,898,483
Diluted	67,744,828	67,941,895	67,774,721	68,037,419	68,169,485

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2012	—	$—	—	2,000,000
May 1 to May 31, 2012	—	$—	—	2,000,000
June 1 to June 30, 2012	77,263	$55.30	39,496	1,960,504
Total	77,263		39,496

[1]
On April 24, 2012, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock. As of June 30, 2012, the Company had repurchased 39,496 shares under this plan.

[2]	The Company routinely repurchases mature shares from employees to cover the exercise price and taxes in connection with employee stock option exercises.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:         August 7, 2012

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer