Form 10-Q
period 2012-09-30
BOK FINANCIAL CORP ET AL
filed 2012-11-06
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,215,354 shares of common stock ($.00006 par value) as of September 30, 2012.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2012

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $87.4 million or $1.27 per diluted share for the third quarter of 2012, compared to $85.1 million or $1.24 per diluted share for the third quarter of 2011 and $97.6 million or $1.43 per diluted share for the second quarter of 2012. Net income for the second quarter included a $14 million pretax gain on sale of common stock received in settlement of a defaulted loan and an $8.0 million negative provision for credit losses.

Net income for the nine months ended September 30, 2012 totaled $268.6 million or $3.92 per diluted share compared with net income of $218.9 million or $3.19 per diluted share for the nine months ended September 30, 2011.

Highlights of the third quarter of 2012 included:

•
Net interest revenue totaled $176.0 million for the third quarter of 2012, compared to $175.4 million for the third quarter of 2011 and $181.4 million for the second quarter of 2012. Net interest margin was 3.12% for the third quarter of 2012. Net interest margin was 3.34% for the third quarter of 2011 and 3.30% for the second quarter of 2012. Net interest revenue in the second quarter of 2012 included $2.9 million from the full recovery of a nonaccruing commercial loan. Excluding this recovery, net interest margin was 3.25%. Net interest earned from the increase in average loan and securities balances was largely offset by the reinvestment of cash flows from the securities portfolio at lower current market rates and decreased loan yield.

•
Fees and commissions revenue totaled $166.3 million for the third quarter of 2012, compared to $146.0 million for the third quarter of 2011 and $154.5 million for the second quarter of 2012. Mortgage banking revenue increased $20.8 million over the third quarter of 2011 and $10.7 million over the second quarter of 2012 due primarily to an increase in loan production volume and improved pricing of loans sold. Nearly all other fee-based revenue sources increased over the prior year and quarter.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $212.8 million, up $17.1 million over the third quarter of 2011 and up $1.2 million over the previous quarter. Personnel costs increased $19.5 million over the third quarter of 2011 due largely to incentive compensation and were flat compared to the second quarter of 2012. Non-personnel expenses decreased $2.5 million compared to the third quarter of 2011 and increased $725 thousand over the prior quarter.

•
No provision for credit losses was recorded in the third quarter of 2012 or the third quarter of 2011. An $8.0 million negative provision for credit losses was recorded in the second quarter of 2012. Net loans charged off totaled $5.7 million or 0.19% of average loans on an annualized basis for the third quarter of 2012 compared to $4.8 million or 0.17% on an annualized basis in the second quarter of 2012 and $10.2 million or 0.37% of average loans on an annualized basis in the third quarter of 2011.

•
The combined allowance for credit losses totaled $236 million or 1.99% of outstanding loans at September 30, 2012 compared to $241 million or 2.09% of outstanding loans at June 30, 2012. Nonperforming assets totaled $264 million or 2.21% of outstanding loans and repossessed assets at September 30, 2012 compared to $279 million or 2.38% of outstanding loans and repossessed assets at June 30, 2012.

•
Outstanding loan balances were $11.8 billion at September 30, 2012, up $256 million over June 30, 2012. Commercial loan balances increased $221 million or 13% on an annualized basis. Commercial real estate loans increased $39 million and residential mortgage loans increased $14 million over June 30, 2012. Consumer loans decreased $18 million.

•
The available for sale securities portfolio increased by $1.1 billion during the third quarter to $11.5 billion at September 30, 2012. The Company increased its holdings of low duration residential mortgage-backed securities guaranteed by U.S. government agencies during the third quarter.

•
Period-end deposits totaled $19.1 billion at September 30, 2012 compared to $18.4 billion at June 30, 2012. Interest-bearing transaction accounts increased $451 million and demand deposit accounts increased $408 million, partially offset by an $86 million decrease in time deposits.

•
The tangible common equity ratio was 9.67% at September 30, 2012 and 10.07% at June 30, 2012. The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) minus intangible assets and equity that does not benefit common shareholders.

•
The Company and its subsidiary bank continue to exceed the regulatory definition of well capitalized. The Company’s Tier 1 capital ratios as defined by banking regulations were 13.21% at September 30, 2012 and 13.62% at June 30, 2012.

•
The Company paid a cash dividend of $26 million or $0.38 per common share during the third quarter of 2012. On October 30, 2012 the board of directors approved a quarterly cash dividend of $0.38 per common share payable on or about November 30, 2012 to shareholders of record as of November 16, 2012. In addition, on October 30, 2012, the board of directors approved a special cash dividend of $1.00 per common share payable on or about November 30, 2012 to shareholders of record as of November 16, 2012.

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

Net interest revenue totaled $176.0 million for the third quarter of 2012 compared to $175.4 million for the third quarter of 2011 and $181.4 million for the second quarter of 2012. Net interest margin was 3.12% for the third quarter of 2012, 3.30% for the second quarter of 2012 and 3.34% for the third quarter of 2011. Net interest revenue for the second quarter of 2012 included $2.9 million from a full recovery of a nonaccruing commercial loan. Excluding this recovery, net interest margin was 3.25% for the second quarter of 2012.

Net interest revenue increased $643 thousand over the third quarter of 2011. Net interest revenue increased $18.3 million primarily due to the growth in average loan and securities balances. Net interest decreased $17.4 million due to interest rates. Cash flows from the securities portfolio were reinvested at lower current market rates and loan yields decreased due to renewal of maturing fixed-rate loans at current lower rates and narrowing credit spreads, partially offset by lower funding costs.

Net interest margin declined compared to the the third quarter of 2011 due primarily to lower yields on our available for sale securities portfolio and loan portfolio, partially offset by lower funding costs. The tax-equivalent yield on earning assets was 3.47% for the third quarter of 2012, down 44 basis points from the third quarter of 2011. The available for sale securities portfolio yield decreased 45 basis points to 2.38%. Cash flows from these securities were reinvested at current lower rates. Loan yields decreased 38 basis points due primarily to a combination of narrowing credit spreads and lower market interest rates. Funding costs were down 24 basis points from the third quarter of 2011. The cost of interest-bearing deposits decreased 15 basis points and the cost of other borrowed funds decreased 18 basis points. The average rate of interest paid on subordinated debentures decreased 281 basis points compared to the third quarter of 2011. The interest rate on $233 million of these subordinated debentures converted from a fixed rate of interest of 5.75% to a floating interest rate based on LIBOR plus 0.69% as of May 15, 2012. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 17 basis points in the third quarter of 2012 compared to 19 basis points in the third quarter of 2011.

Average earning assets for the third quarter of 2012 increased $2.3 billion or 11% over the third quarter of 2011. The average balance of available for sale securities, which consists largely of U.S. government agency issued residential mortgage-backed securities, increased $1.4 billion. We purchase these securities to supplement earnings and to manage interest rate risk. Securities were purchased to productively deploy liquidity provided by recent deposit growth and the Company's strong capital position. Growth was primarily in short-duration U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Average loans, net of allowance for loan losses, increased $921 million over the third quarter of 2011 due primarily to growth in average commercial loans.

Average deposits increased $545 million over the third quarter of 2011, including a $1.6 billion increase in average demand deposit balances, partially offset by a $590 million decrease in average interest-bearing transaction accounts and a $549 million decrease in average time deposits. Average borrowed funds increased $637 million over the third quarter of 2011.

Net interest margin decreased 18 basis points compared to the second quarter of 2012.  Excluding the impact of the interest recovery in the second quarter, net interest margin decreased 13 basis points. The yield on average earning assets was down 17 basis points. The yield on the available for sale securities portfolio decreased 16 basis points primarily due to reinvestment of the cash flows from the securities portfolio at lower current rates. The loan portfolio yield decreased 15 basis points largely due to renewals of maturing fixed-rate loans at current lower rates and narrowing credit spreads in this prolonged low interest rate environment, and a reduction in fees recognized when loans prepay. The cost of interest-bearing liabilities decreased 4 basis points from the previous quarter, including a 116 basis point decrease in the average rate paid on subordinated debentures due to the change from a fixed to floating rate of interest.

Average earning assets for the third quarter of 2012 increased $1.2 billion over the second quarter of 2012. The average balance of the available for sale securities portfolio increased $967 million. Average outstanding loans, net of allowance for loan losses, increased $136 million largely due to growth in average commercial loan balances. Average deposits increased by $325 million during the third quarter of 2012, including a $440 million increase in demand deposits, partially offset by a $60 million decrease in interest-bearing transaction accounts and a $63 million decrease in time deposits. The average balance of borrowed funds decreased $34 million and the average balance of subordinated debentures decreased by $5.2 million.

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

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report. As shown in Table 1, increases in net interest revenue have been based on growth in average earning assets. Net interest margin may continue to decline as our ability to further decrease funding costs are limited. Assuming short and intermediate interest rates stay low, net interest margin could migrate below 3%. Although we have sufficient capital and liquidity, our ability to continue net interest revenue support through asset growth without accepting excessive risk in a rising interest rate environment may be constrained.

Table 1 – Volume / Rate Analysis (In thousands)

	Three Months Ended Sept. 30, 2012 / 2011			Nine Months Ended Sept. 30, 2012 / 2011
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$(2)	$2	$(4)	$(3)	$2	$(5)
Trading securities	66	272	(206)	(100)	878	(978)
Investment securities:
Taxable securities	1,365	1,251	114	4,936	5,055	(119)
Tax-exempt securities	(471)	(210)	(261)	(1,775)	(1,524)	(251)
Total investment securities	894	1,041	(147)	3,161	3,531	(370)
Available for sale securities:
Taxable securities	(6,558)	4,565	(11,123)	(24,311)	13,819	(38,130)
Tax-exempt securities	174	220	(46)	210	425	(215)
Total available for sale securities	(6,384)	4,785	(11,169)	(24,101)	14,244	(38,345)
Fair value option securities	(3,413)	(1,820)	(1,593)	(6,088)	(1,744)	(4,344)
Residential mortgage loans held for sale	694	1,022	(328)	1,402	2,196	(794)
Loans	(1,257)	9,702	(10,959)	9,548	29,765	(20,217)
Total tax-equivalent interest revenue	(9,402)	15,004	(24,406)	(16,181)	48,872	(65,053)
Interest expense:
Transaction deposits	(2,082)	(294)	(1,788)	(8,398)	(704)	(7,694)
Savings deposits	(56)	35	(91)	(157)	101	(258)
Time deposits	(4,352)	(2,397)	(1,955)	(11,249)	(6,137)	(5,112)
Funds purchased	497	175	322	887	519	368
Repurchase agreements	(214)	(6)	(208)	(1,238)	87	(1,325)
Other borrowings	(962)	(328)	(634)	(1,793)	(2,005)	212
Subordinated debentures	(3,152)	(494)	(2,658)	(5,206)	(1,081)	(4,125)
Total interest expense	(10,321)	(3,309)	(7,012)	(27,154)	(9,220)	(17,934)
Tax-equivalent net interest revenue	919	18,313	(17,394)	10,973	58,092	(47,119)
Change in tax-equivalent adjustment	276			40
Net interest revenue	$643			$10,933
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $179.9 million for the third quarter of 2012 compared to $173.6 million for the third quarter of 2011 and $186.3 million for the second quarter of 2012. Fees and commissions revenue increased $20.3 million over the third quarter of 2011. Net gains on securities, derivatives and other assets decreased $24.1 million compared to the third quarter of 2011 due primarily to a decrease in gains on sale of fair value option securities which are primarily held as an economic hedge against changes in the fair value of mortgage servicing rights.  Other-than-temporary impairment charges recognized in earnings in the third quarter of 2012 were $10.2 million less than charges recognized in the third quarter of 2011.

Other operating revenue decreased $6.3 million compared to the second quarter of 2012. Fees and commissions revenue increased $11.9 million. Net gains on securities, derivatives and other assets decreased $17.9 million. The second quarter of 2012 included a $14.2 million gain from the sale of $26 million of stock received in settlement of a defaulted loan. Other-than-temporary impairment charges recognized in earnings were $246 thousand more than charges recognized in the second quarter of 2012.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended Sept. 30,				Three Months Ended
	2012	2011	Increase(Decrease)	% Increase(Decrease)	June 30, 2012	Increase(Decrease)	% Increase(Decrease)
Brokerage and trading revenue	$31,261	$29,451	$1,810	6%	$32,600	$(1,339)	(4)%
Transaction card revenue	27,788	31,328	(3,540)	(11)%	26,758	1,030	4%
Trust fees and commissions	19,654	17,853	1,801	10%	19,931	(277)	(1)%
Deposit service charges and fees	25,148	24,614	534	2%	25,216	(68)	—%
Mortgage banking revenue	50,266	29,493	20,773	70%	39,548	10,718	27%
Bank-owned life insurance	2,707	2,761	(54)	(2)%	2,838	(131)	(5)%
Other revenue	9,476	10,535	(1,059)	(10)%	7,559	1,917	25%
Total fees and commissions revenue	166,300	146,035	20,265	14%	154,450	11,850	8%
Gain on other assets, net	125	351	(226)	N/A	2,990	(2,865)	N/A
Gain on derivatives, net	464	4,048	(3,584)	N/A	2,345	(1,881)	N/A
Gain on fair value option securities, net	6,192	17,788	(11,596)	N/A	6,852	(660)	N/A
Gain on available for sale securities	7,967	16,694	(8,727)	N/A	20,481	(12,514)	N/A
Total other-than-temporary impairment	—	(9,467)	9,467	N/A	(135)	135	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	(1,104)	(1,833)	729	N/A	(723)	(381)	N/A
Net impairment losses recognized in earnings	(1,104)	(11,300)	10,196	N/A	(858)	(246)	N/A
Total other operating revenue	$179,944	$173,616	$6,328	4%	$186,260	$(6,316)	(3)%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 49% of total revenue for the third quarter of 2012, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that are causing net interest revenue compression are also driving strong growth in our mortgage banking revenue. We expect continued growth in other operating revenue through offering new products and services and by further development of our presence in markets outside of Oklahoma. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer hedging and investment banking increased $1.8 million or 6% over the third quarter of 2011.

Securities trading revenue totaled $18.9 million for the third quarter of 2012, up $3.2 million over the third quarter of 2011. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers. We believe these activities will be permitted under the Volcker Rule of the Dodd-Frank Act.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $2.0 million for the third quarter of 2012 compared to $3.3 million for the third quarter of 2011.

Revenue earned from retail brokerage transactions decreased $697 thousand or 9% compared to the third quarter of 2011 to $6.7 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions during the quarter. The number of transactions typically increases with market volatility and decreases with market stability.

Investment banking, which includes fees earned upon completion of underwriting and financial advisory services, totaled $3.6 million for the third quarter of 2012, a $641 thousand or 21% increase over the third quarter of 2011 related to the timing and volume of completed transactions. The increased volume of transactions is primarily the result of the Company's expansion of its municipal financial advisory service capacity, particularly in the Texas market.

Brokerage and trading revenue decreased $1.3 million compared to the second quarter of 2012. Securities trading revenue increased $2.9 million over the second quarter of 2012. Excluding the impact of a $2.9 million recovery from the Lehman Brothers bankruptcy in the second quarter of 2012 related to derivative contract losses incurred in 2008, customer hedging revenue increased $673 thousand. Revenue from energy derivative contracts were up $2.2 million as a result of growth in contract volumes, partially offset by a $1.5 million decrease in revenue related to interest rate derivative contracts. Net gains from securities and derivative contracts sold to our mortgage banking customers were up $703 thousand over the second quarter of 2012. Retail brokerage fees were down $1.4 million and investment banking fees were down $577 thousand.

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

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the third quarter of 2012 decreased $3.5 million or 11% compared to the third quarter of 2011. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $14.5 million, up $1.6 million or 12% over the third quarter of 2011, due primarily to increased transaction volumes. Merchant services fees paid by customers for account management and electronic processing of card transactions and revenue from interchange fees from debit cards issued by the Company were both down primarily due to the impact of interchange fee regulations, commonly referred to as the Durbin Amendment, which became effective on October 1, 2011. Merchant services fees totaled $8.9 million, down $255 thousand or 3% compared to the prior year. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.4 million for the third quarter of 2012 compared to $9.3 million for the third quarter of 2011.

Transaction card revenue increased $1.0 million over the second quarter of 2012 due primarily to increased revenue from processing transactions on behalf of members of our TransFund EFT network. Merchant services fees for account management and electronic processing of card transactions and revenue from interchange fees paid by merchant banks for transactions processed from debit cards issued by the Company were largely unchanged compared to the previous quarter.

Trust fees and commissions increased $1.8 million or 10% over the third quarter of 2011 primarily due to the growth in the fair value of assets administered by the Company. The fair value of trust assets administered by the Company totaled $37.7 billion at September 30, 2012, $32.0 billion at September 30, 2011 and $35.7 billion at June 30, 2012. Trust fees and commissions decreased $277 thousand compared to the second quarter of 2012. We continue to voluntarily waive administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $1.9 million for the third quarter of 2012 compared to $2.1 million for the third quarter of 2011 and $2.2 million for the second quarter of 2012.

Deposit service charges and fees increased $534 thousand or 2% over the third quarter of 2011. Overdraft fees totaled $14.3 million for the third quarter of 2012, down $950 thousand or 6% compared to the third quarter of 2011. Commercial account service charge revenue totaled $8.7 million, up $780 thousand or 10% over the prior year. The average earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances, decreased 23 basis points compared to the prior year to better align with market interest rates. Service charges on deposit accounts with a standard monthly fee were $2.1 million, up $701 thousand or 49% over the third quarter of 2011. Deposit service charges and fees were largely unchanged compared to the prior quarter.

Mortgage banking revenue increased $20.8 million over the third quarter of 2011. Continued low interest rates have resulted in a record level of mortgage originations. The current high demand for mortgage origination industry-wide has resulted in improved pricing on sales of mortgage loans in the secondary market. Revenue from originating and marketing mortgage loans totaled $40.4 million, up $20.7 million or 105% over the third quarter of 2011. Mortgage loans funded for sale totaled $1.0 billion in the third quarter of 2012 and $637 million in the third quarter of 2011. In addition to growth in loans funded, outstanding commitments to originate mortgage loans were up $139 million or 44% over September 30, 2011. Mortgage servicing revenue increased $118 thousand or 1% over the third quarter of 2011. The outstanding principal balance of mortgage loans serviced for others totaled $11.8 billion, up $507 million over September 30, 2011.

Mortgage banking revenue increased $10.7 million over the second quarter of 2012 primarily due to an increase in revenue from originating and marketing residential mortgage loans. Residential mortgage loans funded for sale increased $205 million over the previous quarter. Outstanding commitments to originate mortgage loans were up $60 million or 15% over June 30, 2012. Mortgage servicing revenue was largely unchanged compared to the prior quarter. The outstanding balance of mortgage loans serviced for others was up $192 million over June 30, 2012.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended Sept. 30,			%	Three Months Ended		%
	2012	2011	Increase (Decrease)	Increase (Decrease)	June 30, 2012	Increase (Decrease)	Increase (Decrease)
Originating and marketing revenue	$40,358	$19,703	$20,655	105%	$29,689	$10,669	36%
Servicing revenue	9,908	9,790	118	1%	9,859	49	—%
Total mortgage revenue	$50,266	$29,493	$20,773	70%	$39,548	$10,718	27%

Mortgage loans funded for sale	$1,046,608	$637,127	$409,481	64%	$841,959	$204,649	24%
Mortgage loan refinances to total funded	61%	54%			51%

	June 30,
	2012	2011	Increase	% Increase	June 30, 2012	Increase	% Increase
Outstanding principal balance of mortgage loans serviced for others	$11,756,350	$11,249,503	$506,847	5%	$11,564,643	$191,707	2%
Net gains on securities, derivatives and other assets

In the third quarter of 2012, we recognized an $8.0 million gain from sales of $209 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure to prepayment risk. We recognized $16.7 million of gains on sales of $654 million of available for sale securities in the third quarter of 2011. In the second quarter of 2012, we recognized a $14.2 million gain on the sale of $26 million of common stock received in 2009 in partial satisfaction of a defaulted commercial loan. In addition, we recognized $6.1 million in gains on sales of $433 million of residential mortgage-backed securities guaranteed by U.S. government agencies.

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

Table 4 following shows the relationship between changes in the fair value of mortgage servicing rights and the fair value of fair value option residential mortgage-backed securities and interest rate derivative contracts designated as an economic hedge.

Table 4 – Gain (Loss) on Mortgage Servicing Rights (In thousands)

	Three Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011
Gain (loss) on mortgage hedge derivative contracts, net	$645	$2,623	$4,048
Gain (loss) on fair value option securities, net	5,455	6,908	17,788
Gain (loss) on economic hedge of mortgage servicing rights	6,100	9,531	21,836
Gain (loss) on change in fair value of mortgage servicing rights	(9,576)	(11,450)	(24,822)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$(3,476)	$(1,919)	$(2,986)

Net interest revenue on fair value option securities	$1,750	$2,148	$5,036

Average primary residential mortgage interest rate	3.55%	3.79%	4.29%
Average secondary residential mortgage interest rate	2.28%	2.74%	3.44%

Primary rates disclosed in Table 4 above represent rates generally available to borrowers on 30 year conforming mortgage loans and affect the value of our mortgage servicing rights. Secondary rates represents rates generally paid on 30 year residential mortgage-backed securities guaranteed by U.S. government agencies and affect the value of securities and derivative contracts used as an economic hedge of our mortgage servicing rights. The difference between average primary and secondary rates for the third quarter of 2012 was 127 basis points compared to 105 basis points for the second quarter of 2012 and 85 basis points for the third quarter of 2011.

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized other-than-temporary impairment losses on certain private-label residential mortgage-backed securities of $1.1 million in earnings during the third quarter of 2012. These losses primarily related to additional declines in projected cash flows of private-label mortgage-backed securities as a result of increased home price depreciation on privately issued residential mortgage-backed securities that we do not intend to sell. We recognized other-than-temporary impairment losses in earnings of $11.3 million in the third quarter of 2011 and $858 thousand in the second quarter of 2012.
Other Operating Expense

Other operating expense for the third quarter of 2012 totaled $222.3 million, up $1.8 million or 1% over the third quarter of 2011. Changes in the fair value of mortgage servicing rights increased operating expense $9.6 million in the third quarter of 2012 and $24.8 million in the third quarter of 2011. Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $17.1 million or 9% over the third quarter of 2011. Personnel expenses increased $19.5 million or 19%. Non-personnel expenses decreased $2.5 million or 3%.

Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $1.2 million over the previous quarter. Personnel expenses increased $478 thousand and non-personnel expenses increased $725 thousand.

Table 5 – Other Operating Expense (In thousands)

	Three Months Ended Sept. 30,		Increase	% Increase	Three Months Ended June 30,	Increase	% Increase
	2012	2011	(Decrease)	(Decrease)	2012	(Decrease)	(Decrease)
Regular compensation	$66,708	$62,002	$4,706	8%	$65,218	$1,490	2%
Incentive compensation:
Cash-based	30,756	26,257	4,499	17%	27,950	2,806	10%
Stock-based	7,214	(595)	7,809	(1,312)%	11,349	(4,135)	(36)%
Total incentive compensation	37,970	25,662	12,308	48%	39,299	(1,329)	(3)%
Employee benefits	18,097	15,596	2,501	16%	17,780	317	2%
Total personnel expense	122,775	103,260	19,515	19%	122,297	478	—%
Business promotion	6,054	5,280	774	15%	6,746	(692)	(10)%
Charitable contribution to BOKF Foundation	—	4,000	(4,000)	(100)%	—	—	—%
Professional fees and services	7,991	7,418	573	8%	8,343	(352)	(4)%
Net occupancy and equipment	16,914	16,627	287	2%	16,906	8	—%
Insurance	3,690	2,206	1,484	67%	4,011	(321)	(8)%
Data processing & communications	26,486	24,446	2,040	8%	25,264	1,222	5%
Printing, postage and supplies	3,611	3,780	(169)	(4)%	3,903	(292)	(7)%
Net losses & operating expenses of repossessed assets	5,706	5,939	(233)	(4)%	5,912	(206)	(3)%
Amortization of intangible assets	742	896	(154)	(17)%	545	197	36%
Mortgage banking costs	11,566	9,349	2,217	24%	11,173	393	4%
Change in fair value of mortgage servicing rights	9,576	24,822	(15,246)	(61)%	11,450	(1,874)	(16)%
Other expense	7,229	12,512	(5,283)	(42)%	6,461	768	12%
Total other operating expense	$222,340	$220,535	$1,805	1%	$223,011	$(671)	—%

Number of employees (full-time equivalent)	4,627	4,454	173	4%	4,585	42	1%

Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs increased $4.7 million or 8% over the third quarter of 2011 primarily due to increases in headcount and standard annual merit increases which were fully effective in the second quarter of 2012. The Company generally awards annual merit increases during the first quarter for a majority of its staff.

Incentive compensation increased $12.3 million or 48% over the third quarter of 2011. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $4.5 million or 17% over the third quarter of 2011. Cash-based incentive compensation related to brokerage and trading revenue was up $975 thousand over the third quarter of 2011 and all other cash-based incentive compensation was up $3.5 million over the prior year.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense for equity awards decreased $694 thousand compared to the third quarter of 2011. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value. Compensation expense related to liability awards increased $8.5 million over the third quarter of 2011. Expense based on changes in the fair value of BOK Financial common stock and other investments increased $4.0 million over the prior year. In addition, $4.5 million was accrued in third quarter of 2012 related to the BOK Financial Corp. 2011 True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan is designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks.

Employee benefit expense was up $2.5 million or 16% over the third quarter of 2011 primarily due to increased employee medical insurance costs. The Company self-insures a portion of its employee health care coverage and these costs may be volatile.

Personnel expenses were unchanged compared to the second quarter of 2012. Regular compensation expense increased $1.5 million over the second quarter of 2012 due primarily to headcount increases. Incentive compensation decreased $1.3 million compared to the second quarter of 2012. Stock-based compensation decreased $4.1 million due to the timing of accruals and cash-based incentive compensation increased $2.8 million. Employee benefit expenses increased $317 thousand over the second quarter of 2012 due to higher employee medical costs partially offset by a seasonal decrease in payroll tax expense.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, decreased $2.5 million compared to the third quarter of 2011. During the third quarter of 2011, the company accrued $5.0 million for exposure to overdraft litigation which was ultimately settled in the second quarter of 2012 and made a $4.0 million discretionary contribution to the BOKF Charitable Foundation. The BOKF Charitable Foundation partners with charitable organizations supporting needs within our communities. Mortgage banking costs increased $2.2 million due primarily to an increase in the provision for potential losses on loans sold to government sponsored entities under standard representation and warranties. While the number of actual repurchases has remained low, the loss severity has continued to trend higher. The accrual for potential losses totaled $4.8 million at September 30, 2012. Data processing and communication expense increased $2.0 million primarily due to the impairment of two discontinued software projects during the third quarter. Insurance expense increased $1.5 million due to the increase in asset balances. Net losses and operating expenses of repossessed assets were down $233 thousand compared to the third quarter of 2011. Losses on sales of write-downs primarily due to the timing of regularly scheduled appraisal updates were offset by decreased operating expenses of repossessed assets.

Excluding changes in the fair value of mortgage servicing rights, non-personnel operating expenses increased $725 thousand over the second quarter of 2012. Data processing and communication expense increased $1.2 million primarily due to the impairment of two discontinued software projects during the third quarter. Net losses and operating expenses on repossessed properties were down $206 thousand compared to the second quarter of 2012. Increased losses due to write-downs of repossessed assets due to the timing of regularly scheduled appraisal updates were offset by decreased losses on sales of repossessed assets and decreased operating expenses of repossessed assets.
Income Taxes

Income tax expense was $45.8 million or 34% of book taxable income for the third quarter of 2012 compared to $43.0 million or 33% of book taxable income for the third quarter of 2011 and $53.1 million or 35% of book taxable income for the second quarter of 2012. The statute of limitations expired on uncertain income tax positions and the Company adjusted its current income tax liability to amounts on filed tax returns for 2011 during the third quarter of 2012. These adjustments reduced income tax expense by $1.0 million in the third quarter of 2012 and $1.8 million in the third quarter of 2011. Excluding these adjustments, income tax expense would have been 35% of book taxable income for the third quarters of 2012 and 2011.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $12 million at September 30, 2012, $13 million at June 30, 2012 and $12 million at September 30, 2011.

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

As shown in Table 6, net income attributable to our lines of business increased $7.9 million over the third quarter of 2011. The increase in net income attributed to our lines of business was due primarily to growth in mortgage banking revenue and decreased net loans charged off, partially offset by increased personnel expense.

Table 6 – Net Income by Line of Business (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Commercial Banking	$33,505	$33,136	$110,149	$93,314
Consumer Banking	21,226	14,707	55,421	28,322
Wealth Management	5,132	4,080	15,427	12,273
Subtotal	59,863	51,923	180,997	133,909
Funds Management and other	27,519	33,178	87,629	84,973
Total	$87,382	$85,101	$268,626	$218,882

Commercial Banking

Commercial Banking contributed $33.5 million to consolidated net income in the third quarter of 2012, up $369 thousand or 1% over the third quarter of 2011.

Table 7 – Commercial Banking (Dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue from external sources	$91,378	$85,560	$5,818		$274,411	$254,143	$20,268
Net interest expense from internal sources	(10,747)	(6,702)	(4,045)		(33,667)	(23,420)	(10,247)
Total net interest revenue	80,631	78,858	1,773		240,744	230,723	10,021
Net loans charged off	3,253	5,041	(1,788)		10,393	16,646	(6,253)
Net interest revenue after net loans charged off	77,378	73,817	3,561		230,351	214,077	16,274

Fees and commissions revenue	40,091	37,924	2,167		116,635	109,345	7,290
Gain on financial instruments and other assets, net	—	—	—		14,407	9	14,398
Other operating revenue	40,091	37,924	2,167		131,042	109,354	21,688

Personnel expense	25,655	23,701	1,954		76,003	70,796	5,207
Net losses and expenses of repossessed assets	4,908	3,081	1,827		10,577	12,271	(1,694)
Other non-personnel expense	19,571	19,633	(62)		56,131	55,738	393
Corporate allocations	12,499	11,094	1,405		38,406	31,903	6,503
Total other operating expense	62,633	57,509	5,124		181,117	170,708	10,409

Income before taxes	54,836	54,232	604		180,276	152,723	27,553
Federal and state income tax	21,331	21,096	235		70,127	59,409	10,718

Net income	$33,505	$33,136	$369		$110,149	$93,314	$16,835

Average assets	$10,134,288	$9,526,993	$607,295		$10,050,873	$9,222,883	$827,990
Average loans	9,117,046	8,338,344	778,702		9,001,100	8,195,347	805,753
Average deposits	8,446,680	7,834,992	611,688		8,338,034	7,640,843	697,191
Average invested capital	865,157	886,538	(21,381)		866,346	874,259	(7,913)
Return on average assets	1.32%	1.38%	(6)	bp	1.46%	1.35%	11	bp
Return on invested capital	15.41%	14.83%	58	bp	16.98%	14.27%	271	bp
Efficiency ratio	51.88%	49.24%	264	bp	50.68%	50.20%	48	bp
Net charge-offs (annualized) to average loans	0.14%	0.24%	(10)	bp	0.15%	0.27%	(12)	bp

Net interest revenue increased $1.8 million or 2% over the third quarter of 2011. Growth in net interest revenue was due to a $779 million increase in average loan balances and a $612 million increase in average deposits over the third quarter of 2011 balances was partially offset by low yields on deposits sold to our Funds Management unit.

Fees and commissions revenue increased $2.2 million or 6% over the third quarter of 2011. Transaction card revenue increased $1.0 million due to increased customer transactions and commercial deposit service charges and fees increased $828 thousand. The average earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances, decreased 23 basis points compared to the prior year to better align with market interest rates.

Operating expenses increased $5.1 million or 9% over the third quarter of 2011. Personnel costs increased $2.0 million or 8% primarily due to increased headcount, standard annual merit increases and increased incentive compensation. Net losses and operating expenses on repossessed assets increased $1.8 million over the third quarter of 2011, primarily due to the write-down of a single commercial real estate project in the Arizona market as the result of a regularly scheduled appraisal update. Other non-personnel expenses were flat compared to the third quarter of 2011. Corporate expense allocations increased $1.4 million primarily due to increased customer loan and deposit activity.

The average outstanding balance of loans attributed to Commercial Banking increased $779 million to $9.1 billion for the third quarter of 2012. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment. Net Commercial Banking loans charged off decreased $1.8 million compared to the third quarter of 2011 to $3.3 million or 0.14% of average loans attributed to this line of business on an annualized basis. Net charge-offs for the third quarter included the return of a $7.1 million loan settlement received in 2008 as discussed in greater detail in in Management's Discussion & Analysis of Financial Condition – Summary of Loan Loss Experience following. Excluding the impact of this item, the decrease in net loans charged off was primarily due to a decrease in losses on commercial real estate loans.

Average deposits attributed to Commercial Banking were $8.4 billion for the third quarter of 2012, up $612 million or 8% over the third quarter of 2011. Average balances attributed to our commercial & industrial loan customers increased $584 million or 21% and average balances attributed to our energy customers increased $310 million or 33% . Average balances held by treasury services customers were down $339 million compared to the third quarter of 2011. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Consumer Banking

Consumer banking services are provided through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, Internet banking and mobile banking.

Consumer banking contributed $21.2 million to consolidated net income for the third quarter of 2012, up $6.5 million primarily due to growth in mortgage banking revenue. Revenue from mortgage loan production was up $20.6 million over the third quarter of 2011. Changes in fair value of our mortgage servicing rights, net of economic hedge, decreased net income attributed to consumer banking by $2.1 million in the third quarter of 2012 and $1.8 million in the third quarter of 2011.

Table 8 – Consumer Banking (Dollars in thousands)

	Three Months Ended					Nine Months Ended
	September 30,			Increase		September 30,		Increase
	2012		2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue from external sources	$22,195		$24,553	$(2,358)		$69,154	$64,574	$4,580
Net interest revenue from internal sources	6,457		8,108	(1,651)		18,462	25,188	(6,726)
Total net interest revenue	28,652		32,661	(4,009)		87,616	89,762	(2,146)
Net loans charged off	485		3,837	(3,352)		6,137	9,568	(3,431)
Net interest revenue after net loans charged off	28,167		28,824	(657)		81,479	80,194	1,285

Fees and commissions revenue	75,942		58,601	17,341		196,163	148,318	47,845
Gain on financial instruments and other assets, net	4,698		21,165	(16,467)		9,237	25,923	(16,686)
Other operating revenue	80,640		79,766	874		205,400	174,241	31,159

Personnel expense	23,270		22,166	1,104		67,481	64,101	3,380
Net losses and expenses of repossessed assets	379		519	(140)		775	2,177	(1,402)
Change in fair value of mortgage servicing rights	9,576		24,822	(15,246)		13,899	35,186	(21,287)
Other non-personnel expense	29,604		24,324	5,280		81,378	68,291	13,087
Corporate allocations	11,238		12,689	(1,451)		32,641	38,327	(5,686)
Total other operating expense	74,067		84,520	(10,453)		196,174	208,082	(11,908)

Income before taxes	34,740		24,070	10,670		90,705	46,353	44,352
Federal and state income tax	13,514		9,363	4,151		35,284	18,031	17,253

Net income	$21,226		$14,707	$6,519		$55,421	$28,322	$27,099

Average assets	$5,705,781		$5,914,337	$(208,556)		$5,739,833	$5,965,955	$(226,122)
Average loans	2,129,179		2,086,135	43,044		2,129,965	2,040,375	89,590
Average deposits	5,586,485		5,706,676	(120,191)		5,592,910	5,761,204	(168,294)
Average invested capital	292,281		273,143	19,138		289,337	272,167	17,170
Return on average assets	1.48%		0.99%	49	bp	1.29%	0.63%	66	bp
Return on invested capital	28.89%		21.36%	753	bp	25.61%	13.91%	1,170	bp
Efficiency ratio	61.66%		65.41%	(375)	bp	64.23%	72.62%	(839)	bp
Net charge-offs (annualized) to average loans	0.09%		0.73%	(64)	bp	0.38%	0.63%	(25)	bp
Residential mortgage loans funded for sale	$1,046,608	483,808,000	$637,127	$409,481		$2,634,808	$1,540,619	$1,094,189

	September 30, 2012	September 30, 2011	Increase (Decrease)
Banking locations	214	209	5
Residential mortgage loans servicing portfolio[1]	$12,853,987	$12,281,346	$572,641

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from consumer banking activities decreased $4.0 million compared to the third quarter of 2011. Net interest earned on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights declined by $3.8 million due to a $323 million reduction in the average balance of this portfolio. The yield on loans was lower compared to the third quarter of 2011, partially offset by an increase in average loan balances of $43 million or 2% over the third quarter of 2011. The average balance of residential mortgage loans increased over the prior year. Other consumer loans also increased, offset by decreased balances of indirect automobile loans due to pay-downs. The Company previously disclosed its decision to exit the indirect automobile loan business in the first quarter of 2009. Net interest earned on deposits sold to our Funds Management unit decreased $1.4 million primarily due to lower yields on funds invested.

Net loans charged off by the Consumer Banking unit decreased $3.4 million compared to the third quarter of 2011. Net consumer banking charge-offs also includes indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Fees and commissions revenue increased $17.3 million or 30% over the third quarter of 2011. Mortgage banking revenue was up $21.2 million or 72% over the prior year primarily due to increased residential mortgage loan originations and commitments and improved pricing of loans sold. Transaction card revenues were down $4.6 million or 45% from the prior year primarily due to the impact of interchange fee regulations which became effective on October 1, 2011.

Excluding the change in the fair value of mortgage servicing rights, operating expenses increased $4.8 million over the third quarter of 2011. Personnel expenses were up $1.1 million or 5% primarily due to expansion of our mortgage banking division, which positioned us to benefit from increased demand as the result of continued low mortgage interest rates. Non-personnel expense increased $5.3 million or 22%. Mortgage banking expenses were up $2.2 million due to increased costs of servicing residential mortgage loans sold to U.S. government agencies and decreases in our mortgage servicing rights due to refinancing activity as a result of the low interest rate environment. Corporate expense allocations were down $1.5 million compared to the third quarter of 2011. Net losses and operating expenses of repossessed assets were down $140 thousand compared to the prior year.

Average consumer deposits decreased $120 million or 2% compared to the third quarter of 2011.  Average interest-bearing transaction accounts increased $117 million or 4% and average demand deposits increased $70 million or 11%. Average time deposit balances were down $354 million or 16% compared to the prior year.

Our Consumer Banking division originates, markets and services conventional and government-sponsored residential mortgage loans for all of our geographical markets. We funded $1.1 billion of residential mortgage loans in the third quarter of 2012 and $533 million in the third quarter of 2011. Mortgage loan fundings included $1.0 billion of mortgage loans funded for sale in the secondary market and $64 million funded for retention within the consolidated group. Approximately 33% of our mortgage loans funded were in the Oklahoma market, 14% in the New Mexico market, 13% in the Texas market and 13% in the Colorado market. In addition, 8% of our mortgage loan fundings came from correspondent lenders. Expansion of our mortgage banking division in the Texas, Colorado and Kansas/Missouri markets positioned us to benefit from increased demand as the result of continued low mortgage interest rates.

At September 30, 2012, the Consumer Banking division serviced $11.8 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group. Approximately 97% of the mortgage loans serviced by the Consumer Banking division were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $135 million or 1.15% of loans serviced for others at September 30, 2012 compared to $109 million or 0.94% of loans serviced for others at June 30, 2012. Mortgage servicing revenue, including revenue on loans serviced for the consolidated group, increased $568 thousand or 6% over the third quarter of 2011 to $10.4 million.

Wealth Management

Wealth Management contributed $5.1 million to consolidated net income in third quarter of 2012, up $1.1 million or 26% over the third quarter of 2011.

Table 9 – Wealth Management (Dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue from external sources	$7,064	$7,113	$(49)		$21,340	$23,263	$(1,923)
Net interest revenue from internal sources	5,554	4,682	872		15,834	11,348	4,486
Total net interest revenue	12,618	11,795	823		37,174	34,611	2,563
Net loans charged off	509	1,247	(738)		1,680	2,308	(628)
Net interest revenue after net loans charged off	12,109	10,548	1,561		35,494	32,303	3,191

Fees and commissions revenue	49,979	46,002	3,977		147,653	128,193	19,460
Gain on financial instruments and other assets, net	178	110	68		452	675	(223)
Other operating revenue	50,157	46,112	4,045		148,105	128,868	19,237

Personnel expense	37,053	34,020	3,033		108,986	94,295	14,691
Net losses (gains) and expenses of repossessed assets	19	—	19		39	(4)	43
Other non-personnel expense	7,833	7,107	726		22,159	21,194	965
Corporate allocations	8,962	8,855	107		27,167	25,599	1,568
Other operating expense	53,867	49,982	3,885		158,351	141,084	17,267

Income before taxes	8,399	6,678	1,721		25,248	20,087	5,161
Federal and state income tax	3,267	2,598	669		9,821	7,814	2,007

Net income	$5,132	$4,080	$1,052		$15,427	$12,273	$3,154

Average assets	$4,301,283	$4,254,954	$46,329		$4,230,874	$3,995,054	$235,820
Average loans	926,197	1,008,318	(82,121)		927,016	1,026,176	(99,160)
Average deposits	4,193,744	4,153,548	40,196		4,129,188	3,894,598	234,590
Average invested capital	188,638	175,478	13,160		180,234	175,478	4,756
Return on average assets	0.47%	0.38%	9	bp	0.49%	0.41%	8	bp
Return on invested capital	10.82%	9.22%	160	bp	11.43%	9.35%	208	bp
Efficiency ratio	86.05%	86.48%	(43)	bp	85.68%	86.66%	(98)	bp
Net charge-offs (annualized) to average loans	0.22%	0.49%	(27)	bp	0.24%	0.30%	(6)	bp

	September 30, 2012	September 30, 2011	Increase (Decrease)
Trust assets in custody for which BOKF has sole or joint discretionary authority	$10,946,350	$9,167,946	$1,778,404
Trust assets not in custody for which BOKF has sole or joint discretionary authority	1,588,625	216,458	1,372,167
Non-managed trust assets in custody	12,673,301	11,757,170	916,131
Trusts assets held in safekeeping	12,513,504	10,825,520	1,687,984
Trust assets	37,721,780	31,967,094	5,754,686
Other assets held in safekeeping	8,376,674	7,055,305	1,321,369
Brokerage accounts under BOKF administration	4,329,872	3,284,154	1,045,718
Assets under management or in custody	$50,428,326	$42,306,553	$8,121,773

Net interest revenue for the third quarter of 2012 was up $823 thousand or 7% over the third quarter of 2011. Growth in average assets was largely due to funds sold to the Funds Management unit. Average deposit balances were up $40 million or 1% over the prior year. Average time deposit balances decreased $98 million and average interest-bearing transaction account balances decreased $92 million. These higher costing deposits were replaced by growth of $228 million in non-interest bearing demand deposits resulting in an increase in the yield on deposits sold to the Funds Management unit. Average loan balances were down $82 million. The decrease is primarily due to loans previously originated by our Private Bank and retained by the Wealth Management segment being refinanced, including refinancings performed by the mortgage division of our Consumer Banking segment. Net loans charged off decreased $738 thousand from the third quarter of 2011 to $509 thousand or 0.22% of average loans on an annualized basis.

Fees and commissions revenue was up $4.0 million or 9% over the third quarter of 2011, primarily due to a $2.3 million or 9% increase in brokerage and trading revenues and a $1.8 million or 10% increase in trust fees primarily due to timing of fees.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the third quarter of 2012, the Wealth Management division participated in 132 underwritings that totaled $1.8 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $542 million of these underwritings. In the third quarter of 2011, the Wealth Management division participated in 97 underwritings that totaled approximately $1.1 billion. Our interest in these underwritings totaled approximately $448 million.

Operating expenses increased $3.9 million or 8% over the third quarter of 2011. Personnel expenses increased $3.0 million. Regular compensation costs increased $1.7 million primarily due to increased headcount and annual merit increases. Incentive compensation increased $898 thousand over the prior year. Non-personnel expenses increased $726 thousand or 10% due primarily to additional expenses incurred related to expansion of the Wealth Management business line and increased customer transaction activity.

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

Table 10 – Net Income by Geographic Region (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Bank of Oklahoma	$26,941	$32,435	$96,968	$85,299
Bank of Texas	12,842	10,630	37,768	30,961
Bank of Albuquerque	6,697	3,519	15,182	9,285
Bank of Arkansas	2,014	2,643	9,636	3,494
Colorado State Bank & Trust	6,441	2,549	13,480	6,417
Bank of Arizona	(40)	(2,109)	(2,735)	(6,078)
Bank of Kansas City	2,723	1,467	7,216	3,394
Subtotal	57,618	51,134	177,515	132,772
Funds Management and other	29,763	33,967	91,111	86,110
Total	$87,381	$85,101	$268,626	$218,882

Bank of Oklahoma

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. Oklahoma is a significant market to the Company, representing 47% of our average loans, 55% of our average deposits and 31% of our consolidated net income in the third quarter of 2012. In addition, all of our mortgage servicing activity, TransFund EFT network and 66% of our trust assets are attributed to the Oklahoma market.

Table 11 – Bank of Oklahoma (Dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$58,395	$62,658	$(4,263)		$174,569	$176,961	$(2,392)
Net loans charged off	6,486	6,446	40		11,566	14,691	(3,125)
Net interest revenue after net loans charged off	51,909	56,212	(4,303)		163,003	162,270	733

Fees and commissions revenue	85,818	85,701	117		246,500	234,087	12,413
Gain on financial instruments and other assets, net	4,876	21,274	(16,398)		26,297	27,178	(881)
Other operating revenue	90,694	106,975	(16,281)		272,797	261,265	11,532

Personnel expense	37,465	37,765	(300)		112,704	108,964	3,740
Net losses and expenses of repossessed assets	257	48	209		2,251	2,966	(715)
Change in fair value of mortgage servicing rights	9,577	24,821	(15,244)		13,899	35,186	(21,287)
Other non-personnel expense	43,455	37,723	5,732		122,758	107,055	15,703
Corporate allocations	7,755	9,745	(1,990)		25,484	29,759	(4,275)
Total other operating expense	98,509	110,102	(11,593)		277,096	283,930	(6,834)

Income before taxes	44,094	53,085	(8,991)		158,704	139,605	19,099
Federal and state income tax	17,153	20,650	(3,497)		61,736	54,306	7,430

Net income	$26,941	$32,435	$(5,494)		$96,968	$85,299	$11,669

Average assets	$11,349,724	$11,236,934	$112,790		$11,426,032	$10,793,211	$632,821
Average loans	5,472,371	5,261,183	211,188		5,465,454	5,202,248	263,206
Average deposits	10,241,369	10,078,755	162,614		10,256,872	9,710,938	545,934
Average invested capital	548,058	543,632	4,426		545,831	537,512	8,319
Return on average assets	0.94%	1.15%	(21)	bp	1.13%	1.06%	7	bp
Return on invested capital	19.56%	23.67%	(411)	bp	23.73%	21.22%	251	bp
Efficiency ratio	61.67%	57.48%	419	bp	62.51%	60.51%	200	bp
Net charge-offs (annualized) to average loans	0.47%	0.49%	(2)	bp	0.28%	0.38%	(10)	bp
Residential mortgage loans funded for sale	$459,368	$310,004	$149,364		$1,189,223	$751,089	$438,134
Net income generated by the Bank of Oklahoma in the third quarter of 2012 decreased $5.5 million or 17% compared to the third quarter of 2011. Net interest revenue decreased and operating expenses, excluding changes in the fair value of mortgage servicing rights were up.

Net interest revenue decreased $4.3 million or 7% compared to the third quarter of 2011. Lower funding costs were offset by decreased yield on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights. The average balance of these securities decreased $286 million compared to the third quarter of 2011. Average loan balances were up $211 million and loan yields were down. The favorable net interest impact of the $163 million increase in average deposit balances was offset by lower yield on funds sold to the Funds Management unit.

Fees and commission revenue was largely unchanged compared to the third quarter of 2011. Mortgage banking revenue was up $1.5 million over the third quarter of 2011 primarily due to increased mortgage loan origination and commitment volumes and increased gains on sales of residential mortgage loans in the secondary market. Brokerage and trading revenue was up $508 thousand primarily due to increased customer hedging revenue and securities trading revenue. Retail brokerage fees were also up, mostly offset by decreased investment banking revenue. Deposit service charges and fees increased $352 thousand over the third quarter of 2011. Deposits accounts with a standard monthly fee and commercial account service charges were up over the prior year, partially offset by decreased overdraft charges. Transaction card revenue was down $2.0 million primarily due to changes in interchange fee regulations which were effective October 1, 2011.

Change in the fair value of the mortgage servicing rights, net of economic hedge, decreased net income by $2.1 million for the third quarter of 2012 and decreased net income by $1.8 million in the third quarter of 2011.

Excluding the change in the fair value of mortgage servicing rights, other operating expenses increased $3.7 million or 4% over the prior year. Personnel expenses were down $300 thousand or 1% compared to the prior year primarily due to decreased incentive compensation, partially offset by increased regular compensation expense due to annual merit increases. Non-personnel expenses were up $5.7 million or 15% due primarily to increased mortgage banking costs and impairment charges on two discontinued software projects. Corporate expense allocations were down $2.0 million compared to the prior year. Net losses and operating expenses of repossessed assets were up $209 thousand over the third quarter of 2011 primarily due to write-downs related to regularly scheduled appraisal updates.

Net loans charged off totaled $6.5 million or 0.47% of average loans on an annualized basis for third quarter of 2012, largely unchanged from the prior year. Net charge-offs for the third quarter included the return of $7.1 million received from the City of Tulsa in 2008 to settle claims related to a defaulted loan. The settlement agreement between BOK Financial and the City of Tulsa was invalidated by the Oklahoma Supreme Court in 2011 as discussed further in Note 8 to the Consolidated Financial Statements. Excluding this item, Bank of Oklahoma had a net recovery of $614 thousand for the third quarter of 2012. Net charge-offs totaled $6.4 million or 0.49% of average loans on an annualized basis for the third quarter of 2011.

Average deposits attributed to the Bank of Oklahoma for the third quarter of 2012 increased $163 million over the third quarter of 2011. Commercial Banking deposit balances increased $207 million or 4% over the prior year. Deposits related to commercial and industrial customers and energy customers increased over the prior year, partially offset by decreased average balances related to treasury services customers. Consumer deposits also increased $108 million over the third quarter of 2011. Wealth Management deposits decreased $153 million compared to the third quarter of 2011primarily due to decreased trust deposits.

Bank of Texas

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas. Texas is our second largest market with 33% of our average loans, 24% of our average deposits and 15% of our consolidated net income in the third quarter of 2012.

Table 12 – Bank of Texas (Dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$35,717	$34,633	$1,084		$107,042	$101,573	$5,469
Net loans charged off	1,780	1,195	585		4,911	2,838	2,073
Net interest revenue after net loans charged off	33,937	33,438	499		102,131	98,735	3,396

Fees and commissions revenue	23,033	17,389	5,644		64,303	49,880	14,423
Gain (loss) on financial instruments and other assets, net	—	—	—		188	(70)	258
Other operating revenue	23,033	17,389	5,644		64,491	49,810	14,681

Personnel expense	20,003	17,749	2,254		59,068	52,002	7,066
Net losses and expenses of repossessed assets	1,124	602	522		1,542	1,877	(335)
Other non-personnel expense	6,024	6,217	(193)		17,983	17,727	256
Corporate allocations	9,753	9,649	104		29,017	28,563	454
Total other operating expense	36,904	34,217	2,687		107,610	100,169	7,441

Income before taxes	20,066	16,610	3,456		59,012	48,376	10,636
Federal and state income tax	7,224	5,980	1,244		21,244	17,415	3,829

Net income	$12,842	$10,630	$2,212		$37,768	$30,961	$6,807

Average assets	$5,102,452	$4,924,959	$177,493		$5,058,204	$4,870,261	$187,943
Average loans	3,827,175	3,466,036	361,139		3,786,717	3,372,419	414,298
Average deposits	4,538,400	4,349,738	188,662		4,500,972	4,305,556	195,416
Average invested capital	476,027	472,392	3,635		477,502	468,800	8,702
Return on average assets	1.00%	0.86%	14	bp	1.00%	0.85%	15	bp
Return on invested capital	10.73%	8.93%	180	bp	10.57%	8.83%	174	bp
Efficiency ratio	62.82%	65.77%	(295)	bp	62.80%	66.14%	(334)	bp
Net charge-offs (annualized) to average loans	0.19%	0.14%	5	bp	0.17%	0.11%	6	bp
Residential mortgage loans funded for sale	$145,638	$57,671	$87,967		$358,144	$143,852	$214,292

Net income for the Bank of Texas increased $2.2 million or 21% over the third quarter of 2011 primarily due to increased mortgage banking revenue partially offset by increased personnel expenses.

Net interest revenue increased $1.1 million or 3% over the third quarter of 2011 primarily due to decreased deposit costs and growth of the loan portfolio. Average outstanding loans grew by $361 million or 10% over the third quarter of 2011 and average deposits increased by $189 million or 4%.

Fees and commissions revenue increased $5.6 million or 32% over the third quarter of 2011 primarily due to increased mortgage banking revenue. Transaction card revenue was down compared to the prior year primarily due to debit card interchange fee regulations which became effective in the third quarter of 2011, mostly offset by increased trust fees and commissions. Brokerage and trading revenue and deposit service charges and fees were largely unchanged compared to the prior year.

Operating expenses increased $2.7 million or 8% over the third quarter of 2011. Personnel costs were up $2.3 million or 13% primarily due to incentive compensation expense and increased head count related to higher residential mortgage loan origination activity. Net losses and operating expense of repossessed assets increased $522 thousand over the third quarter of 2011 due primarily to write-downs related to regularly scheduled appraisal updates. Decreased non-personnel expenses were offset by increased corporate expense allocations.

Net loans charged off totaled $1.8 million or 0.19% of average loans for the third quarter of 2012 on an annualized basis, compared to $1.2 million or 0.14% of average loans for the third quarter of 2011 on an annualized basis.

Bank of Albuquerque

Net income attributable to the Bank of Albuquerque totaled $6.7 million or 8% of consolidated net income, a $3.2 million or 90% increase over the third quarter of 2011. Net interest income was up $503 thousand over the third quarter of 2011. Average loan balances were unchanged compared to the prior year. Average deposit balances were up $59 million or 5% over the prior year. Net loans charged off totaled $232 thousand or 0.13% of average loans on annualized basis in the third quarter of 2012 compared to net loans charged off of $707 thousand or 0.39% of average loans on an annualized basis in the third quarter of 2011.

Fees and commission revenue increased $4.9 million or 55% over the prior year primarily due to a $5.5 million increase in mortgage banking revenue, partially offset by decreased transaction card revenue due to debit card interchange fee regulations. Other operating expense increased $646 thousand or 6%. Personnel expenses were up $700 thousand primarily due to increased incentive compensation. Increased corporate allocation expenses were offset by lower non-personnel expenses.

Table 13 – Bank of Albuquerque (Dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$8,928	$8,425	$503		$25,917	$25,081	$836
Net loans charged off	232	707	(475)		2,529	1,707	822
Net interest revenue after net loans charged off	8,696	7,718	978		23,388	23,374	14

Other operating revenue – fees and commission	13,685	8,816	4,869		34,793	24,225	10,568

Personnel expense	5,207	4,507	700		14,883	12,909	1,974
Net losses (gains) and expenses of repossessed assets	22	61	(39)		(112)	1,424	(1,536)
Other non-personnel expense	1,985	2,120	(135)		6,055	6,577	(522)
Corporate allocations	4,206	4,086	120		12,507	11,492	1,015
Total other operating expense	11,420	10,774	646		33,333	32,402	931

Income before taxes	10,961	5,760	5,201		24,848	15,197	9,651
Federal and state income tax	4,264	2,241	2,023		9,666	5,912	3,754

Net income	$6,697	$3,519	$3,178		$15,182	$9,285	$5,897

Average assets	$1,431,251	$1,401,640	$29,611		$1,392,713	$1,386,561	$6,152
Average loans	708,760	711,735	(2,975)		707,809	706,764	1,045
Average deposits	1,295,201	1,236,172	59,029		1,251,766	1,243,415	8,351
Average invested capital	78,457	82,159	(3,702)		78,887	81,967	(3,080)
Return on average assets	1.86%	1.00%	86	bp	1.46%	0.90%	56	bp
Return on invested capital	33.96%	16.99%	1,697	bp	25.71%	15.15%	1,056	bp
Efficiency ratio	50.50%	62.49%	(1,199)	bp	54.91%	65.72%	(1,081)	bp
Net charge-offs to average loans (annualized)	0.13%	0.39%	(26)	bp	0.48%	0.32%	16	bp
Residential mortgage loans funded for sale	$153,460	$95,624	$57,836		$394,701	$236,469	$158,232

Bank of Arkansas

Net income attributable to the Bank of Arkansas decreased $629 thousand compared to the third quarter of 2011. Net interest revenue decreased $209 thousand as loans in the Arkansas market continued to decrease primarily due to the run-off of indirect automobile loans. Average deposits attributed to the Bank of Arkansas were down $6.1 million or 3% compared to the third quarter of 2011. Higher costing time deposits decreased $19 million compared to the prior year, partially offset by a $9.3 million increase in interest-bearing transaction deposits and a $2.8 million increase in demand deposit balances. Net loans charged off totaled $934 thousand or 1.82% of average loans on an annualized basis in the third quarter of 2012 compared to $159 thousand or 0.24% of average loans on an annualized basis in the third quarter of 2011.

Fees and commissions revenue was up $1.4 million over the prior year primarily due to increased mortgage banking revenue and increased securities trading revenue at our Little Rock office. Other operating expenses were up $1.4 million primarily due to increased incentive compensation costs related to trading activity.

Table 14 – Bank of Arkansas (Dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$1,758	$1,967	$(209)		$8,267	$6,191	$2,076
Net loans charged off (recovered)	934	159	775		(1,168)	2,648	(3,816)
Net interest revenue after net loans charged off (recovered)	824	1,808	(984)		9,435	3,543	5,892

Other operating revenue – fees and commissions	12,681	11,308	1,373		36,432	28,269	8,163

Personnel expense	6,100	4,819	1,281		17,731	14,119	3,612
Net losses and expenses of repossessed assets	86	(16)	102		162	478	(316)
Other non-personnel expense	1,125	1,234	(109)		3,709	3,446	263
Corporate allocations	2,898	2,753	145		8,494	8,051	443
Total other operating expense	10,209	8,790	1,419		30,096	26,094	4,002

Income before taxes	3,296	4,326	(1,030)		15,771	5,718	10,053
Federal and state income tax	1,282	1,683	(401)		6,135	2,224	3,911

Net income	$2,014	$2,643	$(629)		$9,636	$3,494	$6,142

Average assets	$226,875	$286,337	$(59,462)		$249,103	$292,164	$(43,061)
Average loans	204,278	265,536	(61,258)		229,222	274,645	(45,423)
Average deposits	208,229	214,330	(6,101)		210,193	208,190	2,003
Average invested capital	18,306	24,374	(6,068)		19,678	23,473	(3,795)
Return on average assets	3.53%	3.66%	(13)	bp	5.17%	1.60%	357	bp
Return on invested capital	43.77%	43.02%	75	bp	65.41%	19.90%	4,551	bp
Efficiency ratio	70.70%	66.21%	449	bp	67.33%	75.72%	(839)	bp
Net charge-offs (recoveries) to average loans (annualized)	1.82%	0.24%	158	bp	(0.68)%	1.29%	(197)	bp
Residential mortgage loans funded for sale	$28,789	$18,645	$10,144		$79,542	$49,573	$29,969

Colorado State Bank & Trust

Net income attributed to Colorado State Bank & Trust increased $3.9 million over the third quarter of 2011 to $6.4 million. Colorado State Bank & Trust experienced a net recovery of $2.4 million compared to net loans charged off of $372 thousand or 0.19% of average loans on an annualized basis in third quarter of 2011. Net interest revenue increased $942 thousand due primarily to a $172 million or 22% increase in average loans outstanding and lower deposit costs, partially offset by decreased yield on funds sold to the Funds Management unit. Average deposits attributable to Colorado State Bank & Trust were largely unchanged compared to the third quarter of 2011. Demand deposits grew by $77 million during the second quarter due primarily to increased commercial account balances, offset by a $75 million decrease in time deposits and a $3.7 million decrease in interest-bearing transaction deposit account balances.

Fees and commissions revenue was up $5.9 million over the third quarter of 2011 primarily related to a $4.5 million increase in mortgage banking revenue and a $1.2 million increase in trust fees and commissions due to the acquisition of the Milestone Group during the third quarter of 2012. The Milestone Group is a Denver-based registered investment adviser which provides wealth management services to high net worth clients in Colorado and Nebraska. Operating expenses were up $3.2 million over the prior year primarily due to the Milestone Group acquisition. Personnel expenses were up $1.2 million, corporate expense allocations increased $921 thousand and non-personnel expenses were up $448 thousand. Net losses and operating expenses of repossessed assets totaled $144 thousand during the third quarter of 2012 compared to a net gain of $448 thousand in the third quarter of 2011.

Table 15 – Colorado State Bank & Trust (Dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$9,382	$8,440	$942		$27,335	$24,839	$2,496
Net loans charged off (recovered)	(2,367)	372	(2,739)		(1,711)	2,026	(3,737)
Net interest revenue after net loans charged off (recovered)	11,749	8,068	3,681		29,046	22,813	6,233

Other operating revenue – fees and commissions revenue	12,277	6,380	5,897		28,846	18,053	10,793

Personnel expense	7,085	5,838	1,247		19,123	16,186	2,937
Net losses (gains) and expenses of repossessed assets	144	(448)	592		216	(170)	386
Other non-personnel expense	2,046	1,598	448		4,823	4,572	251
Corporate allocations	4,209	3,288	921		11,667	9,775	1,892
Total other operating expense	13,484	10,276	3,208		35,829	30,363	5,466

Income before taxes	10,542	4,172	6,370		22,063	10,503	11,560
Federal and state income tax	4,101	1,623	2,478		8,583	4,086	4,497

Net income	$6,441	$2,549	$3,892		$13,480	$6,417	$7,063

Average assets	$1,350,521	$1,346,750	$3,771		$1,356,250	$1,332,971	$23,279
Average loans	958,842	786,846	171,996		890,021	775,110	114,911
Average deposits	1,276,068	1,274,667	1,401		1,288,010	1,264,000	24,010
Average invested capital	130,633	118,486	12,147		121,362	117,865	3,497
Return on average assets	1.90%	0.75%	115	bp	1.33%	0.64%	69	bp
Return on invested capital	19.62%	8.54%	1,108	bp	14.84%	7.28%	756	bp
Efficiency ratio	62.26%	69.34%	(708)	bp	63.77%	70.79%	(702)	bp
Net charge-offs (recoveries) to average loans (annualized)	(0.98)%	0.19%	(117)	bp	(0.26)%	0.35%	(61)	bp
Residential mortgage loans funded for sale	$145,306	$91,009	$54,297		$338,121	$199,226	$138,895

Bank of Arizona

Bank of Arizona had a net loss of $40 thousand for the third quarter of 2012 compared to a net loss of $2.1 million for the third quarter of 2011. Bank of Arizona experienced a net recovery of $1.4 million for the third quarter of 2012 compared to net loans charged off of $1.2 million or 0.83% of average loans on an annualized basis for the third quarter of 2011. Net losses and operating expenses on repossessed assets remain elevated totaling $3.6 million in the third quarter of 2012 compared to $3.4 million in the third quarter of 2011. Write-downs of repossessed assets increased compared to the prior year primarily due to regularly scheduled appraisal updates.

Net interest revenue increased $35 thousand or 1% over the third quarter of 2011. Average loan balances were down $23 million or 4% compared to the third quarter of 2011. Average deposits were up $95 million or 37% over the third quarter of 2011. Interest-bearing transaction account balances increased $77 million and demand deposit balances increased $27 million both primarily due to growth in commercial deposits. Higher costing time deposits balances were down $10 million compared to the prior year.

Fees and commissions revenue was up $1.1 million primarily due to increased mortgage banking revenue. Other operating expense increased $348 thousand or 4% over the third quarter of 2011.

We continue to focus on growth in commercial and small business lending in the Arizona market and have significantly scaled back commercial real estate lending activities which were not contemplated in our initial expansion into this market. Loan and repossessed asset losses have been largely due to commercial real estate lending. Growth is primarily related to commercial loans and deposits. Assets attributable to the Bank of Arizona included $16 million of goodwill that may be impaired in future periods if our commercial and small business lending growth plans are unsuccessful.

Table 16 – Bank of Arizona (Dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$4,330	$4,295	$35		$12,691	$12,003	$688
Net loans charged off (recovered)	(1,391)	1,229	(2,620)		3,029	4,613	(1,584)
Net interest revenue after net loans charged off (recovered)	5,721	3,066	2,655		9,662	7,390	2,272

Other operating revenue – fees and commissions	2,596	1,518	1,078		6,949	5,039	1,910

Personnel expense	2,639	2,617	22		7,634	8,207	(573)
Net losses and expenses of repossessed assets	3,617	3,354	263		7,284	7,736	(452)
Other non-personnel expense	860	805	55		2,484	2,805	(321)
Corporate allocations	1,267	1,259	8		3,686	3,628	58
Total other operating expense	8,383	8,035	348		21,088	22,376	(1,288)

Loss before taxes	(66)	(3,451)	3,385		(4,477)	(9,947)	5,470
Federal and state income tax	(26)	(1,342)	1,316		(1,742)	(3,869)	2,127

Net loss	$(40)	$(2,109)	$2,069		$(2,735)	$(6,078)	$3,343

Average assets	$625,593	$656,604	$(31,011)		$609,922	$642,239	$(32,317)
Average loans	567,198	590,615	(23,417)		553,260	574,902	(21,642)
Average deposits	354,865	259,613	95,252		288,533	256,444	32,089
Average invested capital	60,261	65,628	(5,367)		59,417	65,158	(5,741)
Return on average assets	(0.03)%	(1.27)%	124	bp	(0.60)%	(1.27)%	67	bp
Return on invested capital	(0.26)%	(12.75)%	1,249	bp	(6.15)%	(12.47)%	632	bp
Efficiency ratio	121.04%	138.22%	(1,718)	bp	107.37%	131.30%	(2,393)	bp
Net charge-offs (recoveries) to average loans (annualized)	(0.98)%	0.83%	(181)	bp	0.73%	1.07%	(34)	bp
Residential mortgage loans funded for sale	$29,340	$23,307	$6,033		$70,260	$69,377	$883

Bank of Kansas City

Net income attributed to the Bank of Kansas City increased by $1.3 million or 86% over the third quarter of 2011. Net interest revenue increased $498 thousand or 17%. Average loan balances increased $83 million or 24% and average deposits balances were up $31 million or 11%. Demand deposit balances grew $121 million due primarily to commercial account balances. Interest-bearing transaction account balances were down $79 million and higher costing time deposit balances decreased by $12 million. Net charge-offs remained low, totaling $43 thousand or 0.04% of average loans on an annualized basis for the third quarter of 2012 compared to $6 thousand or 0.01% on an annualized basis for the third quarter of 2011.

Fees and commissions revenue increased $3.0 million or 39% over the prior year primarily due to increased mortgage banking revenue. Trust fees and commissions and deposit service charges and fees were also up over the prior year, partially offset by a decrease in brokerage and trading revenue. Personnel costs were up $394 thousand primarily due to increased headcount and incentive compensation. Corporate expense allocations increased by $823 thousand on higher customer transaction volume and non-personnel expense increased $110 thousand.

Table 17 – Bank of Kansas City (Dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Net interest revenue	$3,401	$2,903	$498		$9,751	$8,483	$1,268
Net loans charged off	43	6	37		(113)	237	(350)
Net interest revenue after net loans charged off	3,358	2,897	461		9,864	8,246	1,618

Other operating revenue – fees and commission	10,679	7,700	2,979		28,418	17,817	10,601

Personnel expense	5,462	5,068	394		15,018	12,387	2,631
Net losses and expenses of repossessed assets	58	1	57		49	132	(83)
Other non-personnel expense	1,202	1,092	110		3,286	2,919	367
Corporate allocations	2,858	2,035	823		8,119	5,070	3,049
Total other operating expense	9,580	8,196	1,384		26,472	20,508	5,964

Income before taxes	4,457	2,401	2,056		11,810	5,555	6,255
Federal and state income tax	1,734	934	800		4,594	2,161	2,433

Net income	$2,723	$1,467	$1,256		$7,216	$3,394	$3,822

Average assets	$460,744	$363,633	$97,111		$446,770	$366,310	$80,460
Average loans	433,798	350,847	82,951		425,597	355,806	69,791
Average deposits	312,775	281,939	30,836		263,785	308,102	(44,317)
Average invested capital	33,460	27,892	5,568		32,467	26,607	5,860
Return on average assets	2.35%	1.60%	75	bp	2.16%	1.24%	92	bp
Return on invested capital	32.38%	20.87%	1,151	bp	29.69%	17.05%	1,264	bp
Efficiency ratio	68.04%	77.30%	(926)	bp	69.35%	77.98%	(863)	bp
Net charge-offs (annualized) to average loans	0.04%	0.01%	3	bp	(0.04)%	0.09%	(13)	bp
Residential mortgage loans funded for sale	$84,707	$40,867	$43,840		$204,817	$91,033	$113,784

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, support customer transactions, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of September 30, 2012, December 31, 2011 and September 30, 2011.

At September 30, 2012, the carrying value of investment (held-to-maturity) securities was $432 million and the fair value was $460 million. Investment securities consist primarily of long-term, fixed rate Oklahoma municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $89 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $11.2 billion at September 30, 2012, an increase of $1.1 billion over June 30, 2012. The increase was primarily in short-duration U.S. government agency residential mortgage-backed securities and U.S. government agency backed commercial mortgage-backed securities. At September 30, 2012, residential mortgage-backed securities represented 95% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Current interest rates are historically low and prices for residential mortgage-backed securities are historically high resulting in low effective durations. Our best estimate of the duration of the residential mortgage-backed securities portfolio at September 30, 2012 is 1.9 years. Management estimates the duration extends to 3.6 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 1.4 years assuming a 50 basis point decline in the current low rate environment. Net unamortized premiums are less than 1% of the available for sale securities portfolio amortized cost.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At September 30, 2012, approximately $10.4 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $10.7 billion at September 30, 2012.

We also hold amortized cost of $337 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $17 million from June 30, 2012. The decline was primarily due to $16 million of cash received and $1.1 million of other-than-temporary impairment losses charged against earnings during the third quarter of 2012. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $332 million at September 30, 2012.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $209 million of Jumbo-A residential mortgage loans and $128 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage-backed securities held that were originated in 2007 and 2006. The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 10.2% and currently stands at 0.4%. The Jumbo-A residential mortgage-backed securities had original credit enhancement of 9.4% and the current level is 5.4%. Approximately 79% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 24% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $13 million at September 30, 2012, down $39 million from June 30, 2012. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. Other-than-temporary impairment charges of $1.1 million were recognized in earnings in the third quarter of 2012 related to certain privately issued residential mortgage-backed securities that we do not intend to sell.

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
Bank-Owned Life Insurance

We have approximately $272 million of bank-owned life insurance at September 30, 2012. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $241 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At September 30, 2012, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $265 million. As the underlying fair value of the investments held in a separate account at September 30, 2012 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $31 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $11.8 billion at September 30, 2012, up $256 million over June 30, 2012.
Table 18 – Loans (In thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Commercial:
Energy	$2,433,473	$2,278,336	$2,166,406	$2,005,041	$1,749,203
Services	1,891,728	1,931,520	1,912,537	1,761,538	1,872,947
Wholesale/retail	1,079,267	960,184	1,027,170	967,426	1,021,070
Manufacturing	363,092	362,877	352,297	336,733	373,074
Healthcare	1,037,288	1,009,128	1,000,854	978,160	914,346
Integrated food services	213,832	216,978	211,288	204,311	192,200
Other commercial and industrial	254,537	293,521	288,540	301,861	298,762
Total commercial	7,273,217	7,052,544	6,959,092	6,555,070	6,421,602

Commercial real estate:
Construction and land development	289,544	287,059	318,539	342,054	370,465
Retail	525,051	492,377	466,444	509,402	457,176
Office	406,007	384,392	369,179	405,923	422,284
Multifamily	398,513	362,165	435,946	369,028	388,304
Industrial	187,166	231,033	288,650	278,186	224,222
Other real estate	359,245	369,188	354,925	386,710	410,382
Total commercial real estate	2,165,526	2,126,214	2,233,683	2,291,303	2,272,833

Residential mortgage:
Permanent mortgage	1,134,519	1,141,371	1,134,934	1,153,644	1,180,310
Permanent mortgages guaranteed by U.S. government agencies	169,393	168,059	186,119	188,462	173,540
Home equity	715,068	695,667	647,319	632,421	596,051
Total residential mortgage	2,018,980	2,005,097	1,968,372	1,974,527	1,949,901

Consumer:
Indirect automobile	47,281	62,924	81,792	105,149	130,296
Other consumer	327,363	329,652	334,505	343,694	349,937
Total consumer	374,644	392,576	416,297	448,843	480,233

Total	$11,832,367	$11,576,431	$11,577,444	$11,269,743	$11,124,569

Outstanding commercial loan balances increased $221 million over June 30, 2012 or 13% on an annualized basis, growing in all of our geographical markets. Commercial loan growth in our Oklahoma and Texas markets was particularly strong. Commercial real estate loans also increased by $39 million during the third quarter of 2012 primarily in our Texas market. Residential mortgage loans were up $14 million over June 30, 2012. Consumer loans decreased $18 million from June 30, 2012 primarily related to the continued runoff of indirect automobile loans related to the previously announced decision to curtail that business.

A breakdown by geographical market follows on Table 19 with discussion of changes in the balance by portfolio and geography. This breakdown may not always represent the location of the borrower or the collateral. The previous periods have been reclassified to conform to the current period loan classification and market attribution.

Table 19 – Loans by Principal Market (In thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Bank of Oklahoma:
Commercial	$3,141,217	$3,098,651	$3,107,726	$2,826,649	$2,865,740
Commercial real estate	639,156	644,761	631,891	607,030	615,848
Residential mortgage	1,477,583	1,460,173	1,426,827	1,411,560	1,378,519
Consumer	200,217	205,436	215,693	235,909	250,048
Total Bank of Oklahoma	5,458,173	5,409,021	5,382,137	5,081,148	5,110,155

Bank of Texas:
Commercial	2,529,473	2,414,824	2,354,593	2,249,888	2,116,377
Commercial real estate	712,895	678,745	802,979	830,642	759,574
Residential mortgage	266,791	268,639	262,556	268,053	276,721
Consumer	108,854	115,602	124,692	126,570	133,454
Total Bank of Texas	3,618,013	3,477,810	3,544,820	3,475,153	3,286,126

Bank of Albuquerque:
Commercial	267,469	262,144	273,284	258,668	279,319
Commercial real estate	294,731	285,871	282,834	303,500	302,980
Residential mortgage	117,783	113,987	106,754	104,695	99,191
Consumer	15,883	15,828	18,378	19,369	19,393
Total Bank of Albuquerque	695,866	677,830	681,250	686,232	700,883

Bank of Arkansas:
Commercial	48,097	49,305	64,595	76,199	80,304
Commercial real estate	119,305	119,895	139,670	136,170	134,028
Residential mortgage	12,408	12,513	14,557	15,772	15,793
Consumer	19,720	24,270	28,783	35,911	44,445
Total Bank of Arkansas	199,530	205,983	247,605	264,052	274,570

Colorado State Bank & Trust:
Commercial	616,321	610,384	541,280	544,020	495,429
Commercial real estate	145,077	149,541	144,757	156,013	189,948
Residential mortgage	57,637	60,893	61,329	64,627	66,491
Consumer	19,028	20,612	19,790	21,598	22,183
Total Colorado State Bank & Trust	838,063	841,430	767,156	786,258	774,051

Bank of Arizona:
Commercial	300,557	278,119	269,099	271,914	269,381
Commercial real estate	186,553	181,513	180,830	198,160	227,085
Residential mortgage	65,234	67,822	76,699	89,315	92,293
Consumer	6,150	6,227	5,381	5,633	6,670
Total Bank of Arizona	558,494	533,681	532,009	565,022	595,429

Bank of Kansas City:
Commercial	370,083	339,117	348,515	327,732	315,052
Commercial real estate	67,809	65,888	50,722	59,788	43,370
Residential mortgage	21,544	21,070	19,650	20,505	20,893
Consumer	4,792	4,601	3,580	3,853	4,040
Total Bank of Kansas City	464,228	430,676	422,467	411,878	383,355

Total BOK Financial loans	$11,832,367	$11,576,431	$11,577,444	$11,269,743	$11,124,569

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

The commercial loan portfolio grew by $221 million during the third quarter of 2012. Energy sector loans increased $155 million over June 30, 2012, growing primarily in the Texas and Colorado markets. Wholesale/retail sector loans were up $119 million primarily due to growth in the Oklahoma and Texas markets. Healthcare sector loans were up $28 million over June 30, 2012 growing in primarily in the Kansas City and Oklahoma markets, partially offset by a decrease in the Colorado market. Service sector loans decreased $40 million. Service sector loans in the Texas market grew by $31 million offset by a $36 million decrease in service sector loans in the Oklahoma market and a $24 million decrease in service sector loans in the Colorado market. Other commercial and industrial loans were down $39 million primarily in the Texas market. Growth in manufacturing sector loans in the Arizona market were offset by a decrease in manufacturing sector loans in the Oklahoma market.

The commercial sector of our loan portfolio is distributed as follows in Table 20.

Table 20 – Commercial Loans by Principal Market (In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Energy	$1,068,773	$964,697	$4,783	$229	$394,546	$—	$445	$2,433,473
Services	652,855	718,188	172,924	10,411	138,444	143,230	55,676	1,891,728
Wholesale/retail	490,247	390,143	48,682	31,760	17,105	65,349	35,981	1,079,267
Healthcare	632,661	256,567	25,447	4,345	52,146	43,374	22,748	1,037,288
Manufacturing	171,201	110,673	5,824	1,166	8,363	47,246	18,619	363,092
Integrated food services	3,574	6,735	—	—	2,865	—	200,658	213,832
Other commercial and industrial	121,906	82,470	9,809	186	2,852	1,358	35,956	254,537
Total commercial loans	$3,141,217	$2,529,473	$267,469	$48,097	$616,321	$300,557	$370,083	$7,273,217

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

Energy loans totaled $2.4 billion or 21% of total loans at September 30, 2012. Outstanding energy loans increased $155 million during the third quarter of 2012. Unfunded energy loan commitments increased by $76 million to $2.2 billion at September 30, 2012. Approximately $2.2 billion of energy loans were to oil and gas producers, up $170 million over June 30, 2012. Approximately 55% of the committed production loans are secured by properties primarily producing oil and 45% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers engaged in wholesale or retail energy sales increased $2.8 million to $140 million. Loans to borrowers that provide services to the energy industry increased $10 million during the third quarter of 2012 to $76 million and loans to borrowers that manufacture equipment primarily for the energy industry increased $1.0 million during the third quarter of 2012 to $35 million.

The services sector of the loan portfolio totaled $1.9 billion or 16% of total loans and consists of a large number of loans to a variety of businesses, including community foundations, gaming, public finance, insurance and heavy equipment dealers. Service sector loans decreased $40 million over June 30, 2012. Approximately $1.1 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business. Loans in this sector may also be secured by personal guarantees of the owners or related parties.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At September 30, 2012, the outstanding principal balance of these loans totaled $2.5 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 19% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.

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

Commercial real estate loans totaled $2.2 billion or 18% of the loan portfolio at September 30, 2012. The outstanding balance of commercial real estate loans increased $39 million over the second quarter of 2012 primarily due to growth in multifamily residential properties in the Texas market. The commercial real estate loan balance as a percentage of our total loan portfolio is currently below its historical range of 20% to 23% over the past five years. The commercial real estate sector of our loan portfolio is distributed as follows in Table 21.

Table 21 – Commercial Real Estate Loans by Principal Market (In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Construction and land development	$94,549	$58,038	$56,813	$17,695	$43,173	$11,782	$7,494	$289,544
Retail	162,397	191,352	60,902	12,203	16,893	63,017	18,287	525,051
Office	105,053	177,782	70,878	11,632	12,581	28,023	58	406,007
Multifamily	128,890	127,441	22,174	45,117	25,175	28,021	21,695	398,513
Industrial	46,248	67,692	35,140	1,674	6,613	19,037	10,762	187,166
Other real estate	102,019	90,590	48,824	30,984	40,642	36,673	9,513	359,245
Total commercial real estate loans	$639,156	$712,895	$294,731	$119,305	$145,077	$186,553	$67,809	$2,165,526

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, increased $2.5 million over June 30, 2012 to $290 million at September 30, 2012. Charge-offs of construction and land development loans totaled $1.4 million for the third quarter of 2012 and $3.9 million were transferred to other real estate owned.

Loans secured by multifamily residential properties increased $36 million primarily in the Texas market, partially offset by a decrease in the Oklahoma market. Loans secured by retail facilities grew by $33 million primarily in the Oklahoma market.

Loans secured by offices increased $22 million during the third quarter of 2012, primarily in the Oklahoma and Texas markets.
Loans secured by and loans secured by industrial properties decreased $44 million from June 30, 2012, primarily in the Texas and Oklahoma market.
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

Residential mortgage loans totaled $2.0 billion, up $14 million over June 30, 2012. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

The majority of our permanent mortgage loan portfolio is primarily composed of various non-conforming mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals. The aggregate outstanding balance of loans in these programs is $984 million. Jumbo loans may be fixed or variable rate and are fully amortizing. The size of jumbo loans exceed maximums set under government sponsored entity standards, but otherwise generally conform to those standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%. Loan-to-value ratios (“LTV”) are tiered from 60% to 100%, depending on the market. Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain healthcare professionals. Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

Approximately $74 million or 7% of the non-guaranteed portion of the permanent mortgage loans consist of first lien, fixed-rate residential mortgage loans originated under various community development programs. The outstanding balance of these loans is down from $78 million at June 30, 2012. These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation. However, these loans do have a higher risk of delinquency and losses in the event of default than traditional residential mortgage loans. The initial maximum LTV of loans in these programs was 103%.

At September 30, 2012, $169 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes $20 million of residential mortgage loans previously sold into GNMA mortgage pools. The Company may repurchase these loans when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. The remaining amount represents loans that the Company has repurchased from GNMA mortgage pools. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $1.3 million over June 30, 2012.

Home equity loans totaled $715 million at September 30, 2012, a $19 million increase over June 30, 2012. Growth was primarily in first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. A summary of our home equity loan portfolio at September 30, 2012 by lien position and amortizing status follows in Table 23.

Table 22 – Home Equity Loans (In thousands)

	Revolving	Amortizing	Total
First lien	$35,696	$433,171	$468,867
Junior lien	53,940	192,261	246,201
Total home equity	$89,636	$625,432	$715,068

Indirect automobile loans decreased $16 million from June 30, 2012, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009. Approximately $47 million of indirect automobile loans remain outstanding at September 30, 2012. Other consumer loans decreased $2.3 million during the third quarter of 2012.

The composition of residential mortgage and consumer loans at September 30, 2012 is as follows in Table 23. All permanent residential mortgage loans originated and serviced by our mortgage banking unit are attributed to the Oklahoma market. Other permanent residential mortgage loans originated by the Bank are attributed to their respective principal market.

Table 23 – Residential Mortgage and Consumer Loans by Principal Market (In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Residential mortgage:
Permanent mortgage	$875,726	$144,273	$10,529	$6,674	$31,359	$52,592	$13,366	$1,134,519
Permanent mortgages guaranteed by U.S. government agencies	169,393	—	—	—	—	—	—	169,393
Home equity	432,464	122,518	107,254	5,734	26,278	12,642	8,178	715,068
Total residential mortgage	$1,477,583	$266,791	$117,783	$12,408	$57,637	$65,234	$21,544	$2,018,980

Consumer:
Indirect automobile	$23,972	$8,879	$—	$14,430	$—	$—	$—	$47,281
Other consumer	176,245	99,975	15,883	5,290	19,028	6,150	4,792	327,363
Total consumer	$200,217	$108,854	$15,883	$19,720	$19,028	$6,150	$4,792	$374,644
Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $6.4 billion and standby letters of credit which totaled $448 million at September 30, 2012. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $739 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at September 30, 2012.

As more fully described in Note 6 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At September 30, 2012, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $238 million, down from $241 million at June 30, 2012. Substantially all of these loans are to borrowers in our primary markets including $167 million to borrowers in Oklahoma, $24 million to borrowers in Arkansas, $15 million to borrowers in New Mexico, $13 million to borrowers in the Kansas/Missouri area and $11 million to borrowers in Texas.

Under certain conditions, we also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements. At September 30, 2012, we have unresolved deficiency requests from the agencies on 344 loans with an aggregate outstanding balance of $42 million. At June 30, 2012, we had unresolved deficiency requests from the agencies on 303 loans with an aggregate outstanding balance of $40 million. For all of 2012, 2011 and 2010 combined, approximately 12% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. We repurchased 11 loans from the agencies during the third quarter of 2012 with an unpaid principal balance of $1.4 million at September 30, 2012 and recognized losses of $166 thousand. Our accrual for credit losses related to potential loan repurchases under representations and warranties totaled $4.8 million at September 30, 2012 and $5.0 million at June 30, 2012.
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

Derivative contracts are carried at fair value. At September 30, 2012, the net fair values of derivative contracts reported as assets under these programs totaled $427 million, compared to $409 million at June 30, 2012. Derivative contracts carried as assets included to-be-announced residential mortgage-backed securities sold to our mortgage banking customers considered interest rate derivative contracts with fair values of $155 million, interest rate swaps sold to loan customers with fair values of $79 million, energy contracts with fair values of $39 million and foreign exchange contracts with fair values of $150 million. The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $254 million.

At September 30, 2012, total derivative assets were reduced by $11 million of cash collateral received from counterparties and total derivative liabilities were reduced by $185 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2012 follows in Table 24.

Table 24 – Fair Value of Derivative Contracts (In thousands)

Customers	$265,548
Banks and other financial institutions	148,272
Exchanges	45,432
Energy companies	5,254
Fair value of customer hedge asset derivative contracts, net	$464,506

The largest exposure to a single counterparty was to a loan customer for an interest rate swap which totaled $13 million at September 30, 2012 used to convert their variable rate loan to a fixed rate.

Our aggregate gross exposure to all European banks totaled $7.8 million at September 30, 2012. In addition, MF Global filed for bankruptcy protection on October 31, 2011. After partial distributions from the bankruptcy trustee, $8.5 million was owed to us by MF Global. This remaining amount due was written down in the fourth quarter of 2011 to $6.8 million based on our evaluation of the amount we expect to recover. During the third quarter of 2012, we received a $2.0 million partial payment on our claim.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $25.74 per barrel of oil would increase the fair value of derivative assets by $39 million. An increase in prices equivalent to $160.08 per barrel of oil would increase the fair value of derivative assets by $375 million as current prices move away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $35 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2012, changes in interest rate would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and off-balance sheet credit losses totaled $236 million or 1.99% of outstanding loans and 179% of nonaccruing loans at September 30, 2012. The allowance for loans losses was $234 million and the accrual for off-balance sheet credit losses was $1.9 million. At June 30, 2012, the combined allowance for credit losses was $241 million or 2.09% of outstanding loans and 167% of nonaccruing loans at June 30, 2012. The allowance for loan losses was $232 million and the accrual for off-balance sheet credit losses was $9.7 million. The accruals for off-balance sheet credit losses decreased $7.8 million during the third quarter of 2012 primarily due to $7.1 million refunded to the City of Tulsa in the third quarter of 2012 that was received in 2008 to settle claims related to a defaulted loan. The settlement agreement was invalidated by the Oklahoma Supreme Court in 2011 and the expected payment was accrued in 2011 in the accrual for off-balance sheet credit risk as the related loan had been charged off. The refund was reflected in net charge-offs in the third quarter.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments and after exhaustion of collection efforts. No provision for credit losses was recorded in the third quarter of 2012 based on a continued trend of declining charge-offs, reduced nonaccruing loans and improvements in other credit quality factors. An $8.0 million negative provision for credit losses was recorded in the second quarter of 2012 and no provision for credit losses was recorded in the third quarter of 2011. The previously noted recovery refund was expected and had been fully accrued in prior periods. Net recoveries recorded during the third quarter quarter offset an increase in required reserves due to loan portfolio growth. Credit quality indicators and most economic factors are stable or improving in our primary markets.

Table 25 – Summary of Loan Loss Experience (In thousands)

	Three Months Ended
	September 30, 2012		June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Allowance for loan losses:
Beginning balance	$231,669		$244,209	$253,481	$271,456	$286,611
Loans charged off:
Commercial	(812)		(4,094)	(2,934)	(4,099)	(5,083)
Commercial real estate	(2,607)		(1,216)	(6,725)	(3,365)	(2,335)
Residential mortgage	(1,600)		(4,061)	(1,786)	(4,375)	(3,403)
Consumer	(3,902)		(2,172)	(2,229)	(2,932)	(3,202)
Total	(8,921)		(11,543)	(13,674)	(14,771)	(14,023)
Recoveries of loans previously charged off:
Commercial	(890)	[1]	4,125	1,946	2,316	1,404
Commercial real estate	2,684		544	1,312	1,220	911
Residential mortgage	298		750	411	715	283
Consumer	1,112		1,283	1,520	1,060	1,271
Total	3,204		6,702	5,189	5,311	3,869
Net loans charged off	(5,717)		(4,841)	(8,485)	(9,460)	(10,154)
Provision for loan losses	7,804		(7,699)	(787)	(8,515)	(5,001)
Ending balance	$233,756		$231,669	$244,209	$253,481	$271,456
Accrual for off-balance sheet credit losses:
Beginning balance	$9,747		$10,048	$9,261	$15,746	$10,745
Provision for off-balance sheet credit losses	(7,804)		(301)	787	(6,485)	5,001
Ending balance	$1,943		$9,747	$10,048	$9,261	$15,746
Total combined provision for credit losses	$—		$(8,000)	$—	$(15,000)	$—
Allowance for loan losses to loans outstanding at period-end	1.98%		2.00%	2.11%	2.25%	2.44%
Net charge-offs (annualized) to average loans	0.19%	[1]	0.17%	0.30%	0.34%	0.37%
Total provision for credit losses (annualized) to average loans	—%		(0.28)%	—%	(0.54)%	—%
Recoveries to gross charge-offs	35.92%		58.06%	37.95%	35.96%	27.59%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.03%		0.15%	0.15%	0.14%	0.25%
Combined allowance for credit losses to loans outstanding at period-end	1.99%		2.09%	2.20%	2.33%	2.58%

[1]
Includes $7.1 million of negative recovery related to a refund of a settlement between BOK Financial and the City of Tulsa invalidated by the Oklahoma Supreme Court. Excluding this refund, BOK Financial had net charge-offs (recoveries) to average loans of (0.05%) on an annualized basis.

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

At September 30, 2012, risk graded impaired loans totaled $110 million, including $9.1 million with specific allowances of $3.7 million and $101 million with no specific allowances because the loans balances represent the amounts we expect to recover. At June 30, 2012, risk graded impaired loans totaled $126 million, including $6.2 million of impaired loans with specific allowances of $1.8 million and $120 million with no specific allowances. The increase in specific allowances over June 30, 2012 is due primarily to a single industrial sector commercial real estate loan customer attributed to the Bank of Texas.

General allowances for unimpaired loans are based on an estimated loss rate by loan class. Estimated loss rates for risk-graded loans are either increased or decreased based on changes in risk grading for each loan class. Estimated loss rates for both risk-graded and non-risk graded loans may be further adjusted for inherent risk identified for the given loan class which have not yet been captured in the loss rate.

The aggregate amount of general allowances for all unimpaired loans totaled $189 million at September 30, 2012, largely unchanged from June 30, 2012. Net charge-offs continue to decrease, resulting in decreased estimated loss rates. The general allowance for the commercial segment decreased by $1.6 million primarily due to lower estimated loss rates and improved risk grading, partially offset by growth in the portfolio balance. The general allowance for commercial real estate loans increased $3.1 million over June 30, 2012 primarily due to an increase in the balance of the multifamily loan class and an increase in estimated loss rates for the construction and land development. The general allowance for residential mortgage decreased $1.7 million from June 30, 2012 primarily due to lower estimated loss rates.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $41 million at September 30, 2012, largely unchanged from June 30, 2012 as these risks were largely unchanged compared to the prior quarter. The nonspecific allowance at both September 30, 2012 and June 30, 2012 includes consideration of the bankruptcy filing by a major employer in the Tulsa, Dallas/Ft. Worth and Kansas City markets. Although, we have no direct exposure, the secondary effect on employees, retirees, vendors, suppliers and other business partners could be significant. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. As demonstrated by continued domestic and European accommodative monetary policies, these factors remain a continued significant risk.

An allocation of the allowance for loan losses by loan category is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loans agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. The potential problem loans totaled $150 million at September 30, 2012. The current composition of potential problem loans by primary industry included services - $34 million, construction and land development - $26 million, other commercial real estate - $13 million, commercial real estate secured by office buildings - $13 million, residential mortgage - $12 million, manufacturing - $10 million and energy - $10 million. Potential problem loans totaled $159 million at June 30, 2012.
Net Loans Charged Off

Loans are charged off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Commercial and commercial real estate loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Residential mortgage and consumer loans are generally charged off when payments are between 90 days and 180 days past due, depending on loan class. In addition, residential mortgage loans are generally charged-down to collateral value within 60 days of being notified of a borrower's bankruptcy filing.

Net loans charged off during the third quarter of 2012 totaled $5.7 million, including the return of $7.1 million received from the City of Tulsa to settle claims related to a defaulted loan that was recorded as a recovery in 2008. The settlement agreement between BOK Financial and the City of Tulsa was invalidated by the Oklahoma Supreme Court in 2011. The return of this settlement was recorded as a negative recovery in the third quarter of 2012 when the funds were returned to the City of Tulsa. Excluding this item, BOK Financial had a net recovery of $1.4 million for the third quarter of 2012. Net charge-offs totaled $4.8 million in the previous quarter and $10.2 million in the third quarter of 2011. Excluding the impact of the return of the invalidated settlement, the ratio of net loans charged off (recovered) to average outstanding loans on an annualized basis was (0.05%) for the third quarter of 2012 compared with 0.17% for the second quarter of 2012 and 0.37% for the third quarter of 2011. Excluding the impact of the invalidated settlement, net loans charged off in the third quarter of 2012 decreased $6.2 million compared to the previous quarter.

Net loans charged off (recovered) by category and principal market area during the third quarter of 2012 follow in Table 26.

Table 26 – Net Loans Charged Off (Recovered) (In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total
Commercial	$4,824	$113	$(3,168)	$(8)	$(23)	$(35)	$(1)	$1,702
Commercial real estate	253	—	859	858	(1)	(2,046)	—	(77)
Residential mortgage	687	(82)	(78)	10	54	685	26	1,302
Consumer	722	1,749	20	74	202	5	18	2,790
Total net loans charged off (recovered)	$6,486	$1,780	$(2,367)	$934	$232	$(1,391)	$43	$5,717

Excluding the impact of the return of the invalidated settlement attributed to the Oklahoma market, net commercial loans charged off during the third quarter of 2012 decreased $5.4 million compared to the prior quarter and were comprised primarily of a $3.2 million recovery from a single service sector customer in the Colorado market and a $1.8 million recovery from a single manufacturing sector customer in the Oklahoma market.

Net charge-offs of commercial real estate loans decreased $749 thousand from the second quarter of 2012 and were primarily comprised of net charge-offs of land and residential construction sector loans in the Colorado and Arkansas markets. The Arizona market had a net recovery for the third quarter of 2012 due primarily due to a recovery from a single land and residential construction sector customer.

Residential mortgage net charge-offs were down $2.0 million over the previous quarter and consumer loan net charge-offs, which include indirect auto loan and deposit account overdraft losses, increased $1.9 million over the previous quarter.  All residential mortgage net charge-offs related to loans serviced by our mortgage company across our geographical footprint are attributed to the Oklahoma market.

During the third quarter of 2012, the Office of the Comptroller of the Currency issued interpretive guidance regarding accounting for and classification of retail loans to borrowers who have filed for Chapter 7 bankruptcy. This guidance states that these loans should be charged-down to collateral value and classified as nonaccruing and troubled debt restructurings, regardless of current payment status. Generally, we have been complying with this guidance by charging down such loans to collateral value within 60 days of being notified of the borrower's bankruptcy filing. Based on available information we do not expect implementation to significantly affect charge-offs or provision for credit losses. We estimate that nonaccruing loans and troubled debt restructuring may increase by $10 million to $15 million. At September 30, 2012, payments on approximately 89% of loans that may be classified as nonaccruing are current. We expect to implement this guidance in the fourth quarter.

Nonperforming Assets

Table 27 – Nonperforming Assets (In thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Nonaccruing loans:
Commercial	$21,762	$34,529	$61,750	$68,811	$83,736
Commercial real estate	75,761	80,214	86,475	99,193	110,048
Residential mortgage	29,267	22,727	27,462	29,767	31,731
Consumer	5,109	7,012	7,672	3,515	3,960
Total nonaccruing loans	131,899	144,482	183,359	201,286	229,475
Renegotiated loans[2]	27,992	28,415	36,764	32,893	30,477
Total nonperforming loans	159,891	172,897	220,123	234,179	259,952
Real estate and other repossessed assets	104,128	105,708	115,790	122,753	127,943
Total nonperforming assets	$264,019	$278,605	$335,913	$356,932	$387,895

Nonaccruing loans by principal market:
Bank of Oklahoma	$41,599	$49,931	$64,097	$65,261	$73,794
Bank of Texas	28,046	24,553	29,745	28,083	29,783
Bank of Albuquerque	13,233	13,535	15,029	15,297	17,242
Bank of Arkansas	5,958	6,865	18,066	23,450	26,831
Colorado State Bank & Trust	22,878	28,239	28,990	33,522	36,854
Bank of Arizona	20,145	21,326	27,397	35,673	44,929
Bank of Kansas City	40	33	35	—	42
Total nonaccruing loans	$131,899	$144,482	$183,359	$201,286	$229,475

Nonaccruing loans by loan portfolio sector:
Commercial:
Energy	$3,063	$3,087	$336	$336	$3,900
Manufacturing	2,283	12,230	23,402	23,051	27,691
Wholesale / retail	2,007	4,175	15,388	21,180	27,088
Integrated food services	—	—	—	—	—
Services	10,099	10,123	12,890	16,968	18,181
Healthcare	3,305	3,310	7,946	5,486	5,715
Other	1,005	1,604	1,788	1,790	1,161
Total commercial	21,762	34,529	61,750	68,811	83,736
Commercial real estate:
Land development and construction	38,143	46,050	52,416	61,874	72,207
Retail	6,692	7,908	6,193	6,863	6,492
Office	9,833	10,589	10,733	11,457	11,967
Multifamily	3,145	3,219	3,414	3,513	4,036
Industrial	4,064	—	—	—	—
Other commercial real estate	13,884	12,448	13,719	15,486	15,346
Total commercial real estate	75,761	80,214	86,475	99,193	110,048

Table 27 – Nonperforming Assets (In thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Residential mortgage:
Permanent mortgage	23,717	18,136	22,822	25,366	27,486
Home equity	5,550	4,591	4,640	4,401	4,245
Total residential mortgage	29,267	22,727	27,462	29,767	31,731
Consumer	5,109	7,012	7,672	3,515	3,960
Total nonaccrual loans	$131,899	$144,482	$183,359	$201,286	$229,475

Ratios:
Allowance for loan losses to nonaccruing loans	177.22%	160.34%	133.19%	125.93%	118.29%
Nonaccruing loans to period-end loans	1.11%	1.25%	1.58%	1.79%	2.06%
Accruing loans 90 days or more past due[1]	$1,181	$691	$6,140	$2,496	$1,401

[1]Excludes residential mortgages guaranteed by agencies of the U.S. Government.
[2]Includes residential mortgages guaranteed by agencies of the U.S. Government. These loans have been modified to extend payment terms and/or reduce interest rates.	$24,590	$24,760	$32,770	$28,974	$26,670

Nonperforming assets decreased $15 million during the third quarter of 2012 to $264 million or 2.21% of outstanding loans and repossessed assets at September 30, 2012. Nonaccruing loans totaled $132 million, accruing renegotiated residential mortgage loans totaled $28 million (composed primarily of $25 million of residential mortgage loans guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $104 million. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

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

A rollforward of nonperforming assets for the third quarter of 2012 follows in Table 28.

Table 28 – Rollforward of Nonperforming Assets (In thousands)

	Three Months Ended
	September 30, 2012
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, June 30, 2012	$144,482	$28,415	$105,708	$278,605
Additions	19,699	3,560	—	23,259
Payments	(18,356)	(91)	—	(18,447)
Charge-offs	(8,921)	—	—	(8,921)
Net write-downs and losses	—	—	(3,572)	(3,572)
Foreclosure of nonperforming loans	(6,959)	(1,851)	8,810	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	32,511	32,511
Proceeds from sales	—	(1,864)	(8,441)	(10,305)
Conveyance to U.S. government agencies	—	—	(31,097)	(31,097)
Net transfers to nonaccruing loans	222	(222)	—	—
Return to accrual status	(1,105)	—	—	(1,105)
Other, net	2,837	45	209	3,091
Balance, September 30, 2012	$131,899	$27,992	$104,128	$264,019

	Nine Months Ended
	September 30, 2012
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2011	$201,286	$32,893	$122,753	$356,932
Additions	58,959	12,662	—	71,621
Payments	(75,902)	(577)	—	(76,479)
Charge-offs	(34,138)	—	—	(34,138)
Net writedowns and losses	—	—	(7,334)	(7,334)
Foreclosure of nonperforming loans	(20,115)	(5,816)	25,931	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	71,211	71,211
Proceeds from sales	—	(8,184)	(44,341)	(52,525)
Conveyance to U.S. government agencies	—	—	(65,344)	(65,344)
Net transfers to nonaccruing loans	454	(454)	—	—
Return to accrual status	(2,055)	—	—	(2,055)
Other, net	3,410	(2,532)	1,252	2,130
Balance, September 30, 2012	$131,899	$27,992	$104,128	$264,019

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During the third quarter of 2012, $33 million of properties guaranteed by U.S. government agencies were foreclosed on and $31 million of properties were conveyed to the applicable U.S. government agencies during the third quarter of 2012. For the nine months ended September 30, 2012, $71 million of properties guaranteed by U.S. government agencies were foreclosed and $65 million of properties conveyed.

Nonaccruing loans totaled $132 million or 1.11% of outstanding loans at September 30, 2012 and $144 million or 1.25% of outstanding loans at June 30, 2012. Nonaccruing loans decreased $13 million from June 30, 2012 due primarily to $18 million of payments, $8.9 million of charge-offs and $7.0 million of foreclosures. Newly identified nonaccruing loans totaled $20 million for the third quarter of 2012.

The distribution of nonaccruing loans among our various markets follows in Table 29.
Table 29 – Nonaccruing Loans by Principal Market (Dollars In thousands)

	September 30, 2012		June 30, 2012		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$41,599	0.76%	$49,931	0.92%	$(8,332)	(16)	bp
Bank of Texas	28,046	0.78%	24,553	0.71%	3,493	7
Bank of Albuquerque	13,233	1.90%	13,535	2.00%	(302)	(10)
Bank of Arkansas	5,958	2.99%	6,865	3.33%	(907)	(34)
Colorado State Bank & Trust	22,878	2.73%	28,239	3.36%	(5,361)	(63)
Bank of Arizona	20,145	3.61%	21,326	4.00%	(1,181)	(39)
Bank of Kansas City	40	0.01%	33	0.01%	7	—
Total	$131,899	1.11%	$144,482	1.25%	$(12,583)	(14)	bp

Nonaccruing loans attributed to the Bank of Oklahoma are primarily composed of $20 million of residential mortgage loans and $14 million of commercial real estate loans. All residential mortgage loans retained by the Company that were originated across our geographical footprint and serviced by our mortgage company are attributed to the Bank of Oklahoma. Nonaccruing loans attributed to the Bank of Texas included $12.4 million of commercial real estate loans, $7.0 million of commercial loans and $6.3 million of residential mortgage loans. Nonaccruing loans attributed to Colorado State Bank & Trust consisted primarily of commercial real estate loans. Nonaccruing loans attributed to the Bank of Arizona consisted of $13 million of commercial real estate loans and $5.8 million of commercial loans.
Commercial

Nonaccruing commercial loans totaled $22 million or 0.30% of total commercial loans at September 30, 2012, down from $35 million or 0.49% of total commercial loans at June 30, 2012. Nonaccruing commercial loans at September 30, 2012 were primarily composed of $10 million or 0.53% of total services sector loans primarily attributed to the Bank of Arizona. Nonaccruing manufacturing sector loans decreased $11 million from June 30, 2012. Nonaccruing manufacturing loans were primarily composed of a single customer attributed to the Bank of Oklahoma totaling $9.5 million at June 30, 2012 that was paid off during the third quarter in addition to a $1.8 million partial recovery of amounts previously charged off.

Nonaccruing commercial loans decreased $13 million in the third quarter of 2012 primarily due to $12 million in payments. Newly identified nonaccruing commercial loans of $1.5 million were partially offset by $812 thousand of charge-offs during the third quarter.

The distribution of nonaccruing commercial loans among our various markets was as follows in Table 30.

Table 30 – Nonaccruing Commercial Loans by Principal Market (Dollars in thousands)

	September 30, 2012		June 30, 2012		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$6,445	0.21%	$17,320	0.56%	$(10,875)	(35)	bp
Bank of Texas	7,035	0.28%	7,682	0.32%	(647)	(4)
Bank of Albuquerque	1,148	0.43%	2,137	0.82%	(989)	(39)
Bank of Arkansas	341	0.71%	358	0.73%	(17)	(2)
Colorado State Bank & Trust	990	0.16%	2,008	0.33%	(1,018)	(17)
Bank of Arizona	5,803	1.93%	5,024	1.81%	779	12
Bank of Kansas City	—	—%	—	—%	—	—
Total commercial	$21,762	0.30%	$34,529	0.49%	$(12,767)	(19)	bp

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $76 million or 3.50% of outstanding commercial real estate loans at September 30, 2012 compared to $80 million or 3.77% of outstanding commercial real estate loans at June 30, 2012. Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans. Nonaccruing commercial real estate loans were down $4.5 million compared to the prior quarter. Newly identified nonaccruing commercial real estate loans totaled $5.7 million, offset by $5.8 million of cash payments received, $2.6 million of charge-offs and $4.2 million of foreclosures. The distribution of our nonaccruing commercial real estate loans among our geographic markets follows in Table 31.

Table 31 – Nonaccruing Commercial Real Estate Loans by Principal Market (Dollars in thousands)

	September 30, 2012		June 30, 2012		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$13,573	2.12%	$15,180	2.35%	$(1,607)	(23)	bp
Bank of Texas	12,360	1.73%	8,955	1.32%	3,405	41
Bank of Albuquerque	10,722	3.64%	9,843	3.44%	879	20
Bank of Arkansas	4,730	3.96%	5,588	4.66%	(858)	(70)
Colorado State Bank & Trust	21,697	14.96%	26,064	17.43%	(4,367)	(247)
Bank of Arizona	12,679	6.80%	14,584	8.03%	(1,905)	(123)
Bank of Kansas City	—	—%	—	—%	—	—
Total commercial real estate	$75,761	3.50%	$80,214	3.77%	$(4,453)	(27)	bp

Nonaccruing commercial real estate loans are primarily concentrated in the Colorado, Oklahoma, Arizona and Texas markets. Nonaccruing commercial real estate loans attributed to Colorado State Bank & Trust consist primarily of nonaccruing residential construction and land development loans. Nonaccruing commercial real estate loans attributed to the Bank of Oklahoma consisted primarily of residential construction and land development loans, loans secured by multifamily residential properties, other commercial real estate loans and loans secured by retail facilities. Nonaccruing commercial real estate loans attributed to the Arizona market primarily consist of other commercial real estate loans, loans secured by office buildings and residential construction and land development loans. Nonaccruing loans attributed to the Bank of Texas were primarily composed of residential construction and land development loans and other commercial real estate loans.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $29 million or 1.45% of outstanding residential mortgage loans at September 30, 2012 compared to $23 million or 1.13% of outstanding residential mortgage loans at June 30, 2012. Newly identified nonaccrual residential mortgage loans totaled $9.8 million were partially offset by $1.6 million of loans charged off and $1.2 million of foreclosures during the quarter. Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $23 million or 2.05% of outstanding non-guaranteed permanent residential mortgage loans at September 30, 2012. Nonaccruing home equity loans totaled $5.6 million or 0.78% of total home equity loans.

Payments of accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 32. Principally all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due increased $3.6 million to $21 million at September 30, 2012. Consumer loans past due 30 to 89 days increased $1.1 million from June 30, 2012.

Table 32 – Residential Mortgage and Consumer Loans Past Due (In thousands)

	September 30, 2012		June 30, 2012
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$250	$17,953	$495	$15,130
Home equity	—	2,961	44	2,211
Total residential mortgage	$250	$20,914	539	$17,341
Consumer:
Indirect automobile	$32	$1,729	$1	$1,771
Other consumer	—	1,878	14	718
Total consumer	$32	$3,607	$15	$2,489

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $104 million at September 30, 2012, a $1.6 million decrease from June 30, 2012. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 33 following.

Table 33 – Real Estate and Other Repossessed Assets by Principal Market (In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
Developed commercial real estate properties	$2,015	$6,989	$2,172	$1,111	$3,103	$12,329	$1,309	$—	$29,028
1-4 family residential properties guaranteed by U.S. government agencies	4,500	1,220	114	729	13,340	403	1,731	782	22,819
1-4 family residential properties	6,101	3,283	1,510	1,873	1,788	2,010	633	451	17,649
Undeveloped land	361	4,417	2,826	123	200	9,864	3,678	—	21,469
Residential land development properties	517	2,850	2,114	46	1,360	4,664	153	—	11,704
Oil and gas properties	—	677	—	—	—	—	—	—	677
Multifamily residential properties	—	—	—	323	—	—	—	—	323
Vehicles	127	28	—	30	—	—	—	135	320
Construction equipment	—	—	—	—	—	—	119	—	119
Other	—	—	—	—	—	—	—	20	20
Total real estate and other repossessed assets	$13,621	$19,464	$8,736	$4,235	$19,791	$29,270	$7,623	$1,388	$104,128

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital
Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the third quarter of 2012, approximately 71% of our funding was provided by deposit accounts, 11% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the third quarter of 2012 totaled $18.8 billion and represented approximately 71% of total liabilities and capital compared with $18.4 billion and 72% of total liabilities and capital for the second quarter of 2012. Average deposits increased $325 million compared to the second quarter of 2012. Average demand deposits increased $440 million. Average interest-bearing transaction deposit accounts decreased $60 million and average time deposits decreased $63 million.

Average Commercial Banking deposit balances were up $235 million over the second quarter of 2012. Average demand deposits grew by $367 million during the third quarter, partially offset by a $132 million decrease in time deposit balances and a $126 million decrease in interest-bearing transaction deposit account balances. Average balances related to our commercial and industrial customers increased $316 million partially offset by a $181 million decrease in balances attributed to our treasury services customers. Balances related to Small Business, Energy and Commercial Real Estate customers all increased over the prior quarter. Commercial customers continue to retain large cash reserves primarily due to continued economic uncertainty and low yields available on other high quality investment alternatives. Average Consumer Banking deposit balances were largely unchanged compared to the second quarter of 2012. Demand deposit balances grew by $39 million primarily offset by a $33 million decrease in time deposits. Average Wealth Management deposits were up $107 million over the second quarter of 2012. Interest-bearing transaction deposit account balances grew by $70 million and demand deposits grew by $35 million.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) provided temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010. This temporary program is set to expire on December 31, 2012 although an extension of this program is currently under consideration. Upon expiration, noninterest-bearing transaction accounts will be insured only up to $250,000. Demand deposits represent 36% of total average deposits for the third quarter of 2012. The impact of the expiration of this temporary program is uncertain, but could result in a decrease in average demand deposits held by customers.

Brokered deposits included in time deposits averaged $170 million for the third quarter of 2012, down $17 million compared to the second quarter of 2012. Average interest-bearing transaction accounts for the third quarter include $247 million of brokered deposits, an increase of $50 million over the second quarter.

The distribution of our period end deposit account balances among principal markets follows in Table 34.

Table 34 – Period End Deposits by Principal Market Area (In thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Bank of Oklahoma:
Demand	$3,734,900	$3,499,834	$3,445,424	$3,223,201	$2,953,410
Interest-bearing:
Transaction	5,496,724	5,412,002	5,889,625	6,050,986	6,038,770
Savings	155,277	150,353	148,556	126,763	122,829
Time	1,274,336	1,354,148	1,370,868	1,450,571	1,489,486
Total interest-bearing	6,926,337	6,916,503	7,409,049	7,628,320	7,651,085
Total Bank of Oklahoma	10,661,237	10,416,337	10,854,473	10,851,521	10,604,495

Bank of Texas:
Demand	1,983,678	1,966,465	1,876,133	1,808,491	1,710,315
Interest-bearing:
Transaction	1,782,296	1,813,209	1,734,655	1,940,819	1,820,116
Savings	52,561	51,114	50,331	45,872	42,272
Time	789,725	772,809	789,860	867,664	938,200
Total interest-bearing	2,624,582	2,637,132	2,574,846	2,854,355	2,800,588
Total Bank of Texas	4,608,260	4,603,597	4,450,979	4,662,846	4,510,903

Bank of Albuquerque:
Demand	416,796	357,367	333,707	319,269	325,612
Interest-bearing:
Transaction	526,029	506,165	503,015	491,068	480,816
Savings	31,940	31,215	32,688	27,487	26,127
Time	375,611	383,350	392,234	410,722	431,436
Total interest-bearing	933,580	920,730	927,937	929,277	938,379
Total Bank of Albuquerque	1,350,376	1,278,097	1,261,644	1,248,546	1,263,991

Bank of Arkansas:
Demand	29,254	16,921	22,843	18,513	21,809
Interest-bearing:
Transaction	168,827	172,829	151,708	131,181	181,486
Savings	2,246	2,220	2,358	1,727	1,735
Time	45,719	48,517	54,157	61,329	74,163
Total interest-bearing	216,792	223,566	208,223	194,237	257,384
Total Bank of Arkansas	246,046	240,487	231,066	212,750	279,193

Colorado State Bank & Trust:
Demand	330,641	301,646	311,057	272,565	217,394
Interest-bearing:
Transaction	627,015	465,276	476,718	511,993	520,743
Savings	24,689	24,202	23,409	22,771	22,599
Time	476,564	491,280	498,124	523,969	547,481
Total interest-bearing	1,128,268	980,758	998,251	1,058,733	1,090,823
Total Colorado State Bank & Trust	1,458,909	1,282,404	1,309,308	1,331,298	1,308,217

Table 34 – Period-end Deposits by Principal Market Area (In thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Bank of Arizona:
Demand	151,738	137,313	131,539	106,741	138,971
Interest-bearing:
Transaction	298,048	113,310	95,010	104,961	101,933
Savings	2,201	2,313	1,772	1,192	1,366
Time	33,169	31,539	34,199	37,641	40,007
Total interest-bearing	333,418	147,162	130,981	143,794	143,306
Total Bank of Arizona	485,156	284,475	262,520	250,535	282,277

Bank of Kansas City:
Demand	201,393	160,829	68,469	51,004	46,773
Interest-bearing:
Transaction	103,628	69,083	57,666	123,449	108,973
Savings	660	581	505	545	503
Time	27,202	26,307	26,657	30,086	33,697
Total interest-bearing	131,490	95,971	84,828	154,080	143,173
Total Bank of Kansas City	332,883	256,800	153,297	205,084	189,946
Total BOK Financial deposits	$19,142,867	$18,362,197	$18,523,287	$18,762,580	$18,439,022

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of federal funds purchased totaled $330 million at September 30, 2012. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $50 million during the quarter.

At September 30, 2012, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $9.3 billion.

A summary of other borrowing by the subsidiary bank follows in Table 35.

Table 35 – Other Borrowings (In thousands)

		Three Months Ended				Three Months Ended
		September 30, 2012				June 30, 2012
	September 30, 2012	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2012	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Parent Company and Other Non-Bank Subsidiaries - Other debt	$—	$—	—%	$—	$—	$279	—%	$—

Subsidiary Bank:
Funds purchased	1,680,626	1,678,006	0.15%	1,810,793	1,453,750	1,740,354	0.16%	1,675,049
Repurchase agreements	1,109,696	1,112,847	0.10%	1,123,284	1,136,948	1,095,298	0.10%	1,136,948
Federal Home Loan Bank advances	602,197	50,001	0.25%	602,197	3,947	32,198	0.39%	253,647
Subordinated debentures	347,592	352,432	2.79%	353,396	353,378	357,609	3.95%	355,452
GNMA repurchase liability	20,747	30,321	5.63%	33,881	37,397	37,513	5.98%	37,864
Other	16,310	16,681	5.02%	16,762	16,712	16,677	4.58%	16,713
Total Subsidiary Bank	3,777,168	3,240,288	0.51%		3,002,132	3,279,649	0.65%

Total Other Borrowings	$3,777,168	$3,240,288	0.51%		$3,002,132	$3,279,928	0.65%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At September 30, 2012, $227 million of this subordinated debt remains outstanding.
Parent Company

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2012, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $242 million of dividends without regulatory approval. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.50%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 7, 2013. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at September 30, 2012 and the Company met all of the covenants.

Our equity capital at September 30, 2012 was $3.0 billion, up $90 million over June 30, 2012. Net income less cash dividends paid increased equity $62 million during the third quarter of 2012. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2012, the Company has repurchased 39,496 shares for $2.1 million under this program. No shares were repurchased in the third quarter of 2012.

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

Table 36 – Capital Ratios

	Well Capitalized Minimums	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Average total equity to average assets	—	11.08%	11.23%	11.11%	10.81%	11.12%
Tangible common equity ratio	—	9.67%	10.07%	9.75%	9.56%	9.65%
Tier 1 common equity ratio	—	13.01%	13.41%	12.83%	13.06%	12.93%
Risk-based capital:
Tier 1 capital	6.00%	13.21%	13.62%	13.03%	13.27%	13.14%
Total capital	10.00%	15.71%	16.19%	16.16%	16.49%	16.55%
Leverage	5.00%	9.34%	9.64%	9.35%	9.15%	9.37%
In June, banking regulators issued a Notice of Proposed Rulemaking that will incorporate Basel III capital changes for substantially all U.S. banking organizations. If adopted as proposed, these changes will establish a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus capital conservation buffer. BOK Financial's Tier 1 common equity ratio based on the existing Basel I standards was 13.01% as of September 30, 2012. Our estimated Tier 1 common equity ratio under a fully phased in Basel III framework is approximately 12.35%, nearly 535 basis points above the 7% regulatory threshold. This estimate is subject to interpretation of rules that are not yet final. Additionally, the proposed definition of Tier 1 common equity includes unrealized gains and losses on available for sale securities which are subject to changes from market conditions and inherently volatile.

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

Table 37 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 37 – Non-GAAP Measures (Dollars in thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Tangible common equity ratio:
Total shareholders' equity	$2,975,657	$2,885,934	$2,834,419	$2,750,468	$2,732,592
Less: Goodwill and intangible assets, net	392,158	344,699	345,246	345,820	346,716
Tangible common equity	2,583,499	2,541,235	2,489,173	2,404,648	2,385,876
Total assets	27,117,641	25,576,046	25,884,173	25,493,946	25,066,265
Less: Goodwill and intangible assets, net	392,158	344,699	345,246	345,820	346,716
Tangible assets	$26,725,483	$25,231,347	$25,538,927	$25,148,126	$24,719,549
Tangible common equity ratio	9.67%	10.07%	9.75%	9.56%	9.65%
Tier 1 common equity ratio:
Tier 1 capital	$2,436,791	$2,418,985	$2,344,779	$2,295,061	$2,247,576
Less: Non-controlling interest	36,818	36,787	35,982	36,184	34,958
Tier 1 common equity	2,399,973	2,382,198	2,308,797	2,258,877	2,212,618
Risk weighted assets	$18,448,854	$17,758,118	$17,993,379	$17,291,105	$17,106,533
Tier 1 common equity ratio	13.01%	13.41%	12.83%	13.06%	12.93%

Off-Balance Sheet Arrangements

See Note 8 to the Consolidated Financial Statements for a discussion of the Company’s significant off-balance sheet commitments.
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
Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve-month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next 12 months and longer time periods based on multiple interest rate scenarios. Two specified interest rate scenarios are used to evaluate interest rate risk against policy guidelines. The first assumes a sustained parallel 200 basis point increase and the second assumes a sustained parallel 50 basis point decrease in interest rates. Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in interest rates. However, the results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful.

The Company’s primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable rate loan pricing. Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 38 due to the extreme volatility over such a large rate range and our active risk management approach for that asset. The effects of interest rate changes on the value of mortgage servicing rights and financial instruments identified as economic hedges are presented in Note 6 to the Consolidated Financial Statements.

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

Table 38 – Interest Rate Sensitivity (Dollars in thousands)

	200 bp Increase		50 bp Decrease
	2012	2011	2012	2011
Anticipated impact over the next twelve months on net interest revenue	$31,403	$48,492	$(15,663)	$(15,715)
	4.76%	7.34%	(2.38)%	(2.38)%
Trading Activities

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. On a limited basis, BOK Financial may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, municipal bonds and derivative contracts to enhance returns on its securities portfolios. Both of these activities involve interest rate risk. BOKF Financial has an insignificant exposure to foreign exchange risk and does not take positions in commodity derivatives.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs.

Management uses a Value at Risk (“VAR”) methodology to measure the market risk due to changes in interest rates inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.3 million. There were no instances of VAR being exceeded during the three and nine months ended September 30, 2012 and 2011. At September 30, 2012, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VAR amounts for the three and nine months ended September 30, 2012 and 2011 are as follows in Table 39.

Table 39 – Value at Risk (VAR) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Average	$3,072	$2,597	$2,776	$2,366
High	5,193	3,683	5,193	5,507
Low	1,707	1,326	1,088	1,326
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

Consolidated Statements of Earnings (Unaudited)

(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2012	2011	2012	2011
Loans	$126,248	$127,914	$384,406	$375,484
Residential mortgage loans held for sale	2,310	1,616	5,862	4,460
Trading securities	555	471	1,219	1,319
Taxable securities	4,124	2,759	12,840	7,904
Tax-exempt securities	764	1,061	2,662	3,781
Total investment securities	4,888	3,820	15,502	11,685
Taxable securities	59,482	66,040	180,721	205,032
Tax-exempt securities	699	584	1,931	1,791
Total available for sale securities	60,181	66,624	182,652	206,823
Fair value option securities	1,886	5,299	7,684	13,772
Funds sold and resell agreements	3	5	9	12
Total interest revenue	196,071	205,749	597,334	613,555
Interest expense
Deposits	15,917	22,407	49,805	69,609
Borrowed funds	1,652	2,331	5,033	7,177
Subordinated debentures	2,475	5,627	11,539	16,745
Total interest expense	20,044	30,365	66,377	93,531
Net interest revenue	176,027	175,384	530,957	520,024
Provision for credit losses	—	—	(8,000)	8,950
Net interest revenue after provision for credit losses	176,027	175,384	538,957	511,074
Other operating revenue
Brokerage and trading revenue	31,261	29,451	94,972	78,552
Transaction card revenue	27,788	31,328	79,976	90,797
Trust fees and commissions	19,654	17,853	58,023	55,425
Deposit service charges and fees	25,148	24,614	74,743	70,951
Mortgage banking revenue	50,266	29,493	122,892	66,205
Bank-owned life insurance	2,707	2,761	8,416	8,496
Other revenue	9,476	10,535	26,062	26,709
Total fees and commissions	166,300	146,035	465,084	397,135
Gain (loss) on assets, net	125	351	(341)	2,474
Gain on derivatives, net	464	4,048	336	2,860
Gain on fair value option securities, net	6,192	17,788	11,311	24,191
Gain on available for sale securities, net	7,967	16,694	32,779	27,064
Total other-than-temporary impairment losses	—	(9,467)	(640)	(9,541)
Portion of loss reclassified from other comprehensive income	(1,104)	(1,833)	(5,044)	(11,182)
Net impairment losses recognized in earnings	(1,104)	(11,300)	(5,684)	(20,723)
Total other operating revenue	179,944	173,616	503,485	433,001
Other operating expense
Personnel	122,775	103,260	359,841	308,857
Business promotion	6,054	5,280	17,188	14,681
Contribution to BOKF Charitable Foundation	—	4,000	—	4,000
Professional fees and services	7,991	7,418	23,933	21,134
Net occupancy and equipment	16,914	16,627	49,843	47,785
Insurance	3,690	2,206	11,567	13,163
Data processing and communications	26,486	24,446	73,894	71,377
Printing, postage and supplies	3,611	3,780	10,825	10,448
Net losses and expenses of repossessed assets	5,706	5,939	13,863	17,813
Amortization of intangible assets	742	896	1,862	2,688
Mortgage banking costs	11,566	9,349	30,312	24,788
Change in fair value of mortgage servicing rights	9,576	24,822	13,899	35,186
Other expense	7,229	12,512	20,460	29,120
Total other operating expense	222,340	220,535	627,487	601,040
Income before taxes	133,631	128,465	414,955	343,035
Federal and state income tax	45,778	43,006	144,447	121,115
Net income	87,853	85,459	270,508	221,920
Net income attributable to non-controlling interest	471	358	1,882	3,038
Net income attributable to BOK Financial Corp. shareholders	$87,382	$85,101	$268,626	$218,882
Earnings per share:
Basic	$1.28	$1.24	$3.94	$3.20
Diluted	$1.27	$1.24	$3.92	$3.19
Average shares used in computation:
Basic	67,966,700	67,827,591	67,704,343	67,875,875
Diluted	68,334,989	68,037,419	67,981,558	68,127,754
Dividends declared per share	$0.38	$0.275	$1.09	$0.800
 See accompanying notes to consolidated financial statements.

.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$87,853	$85,459	$270,508	$221,920
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	46,064	33,810	86,098	97,753
Other–than–temporary impairment losses recognized in earnings	1,104	11,300	5,684	20,723
Reclassification adjustment for net gains realized and included in earnings	(7,899)	(16,620)	(32,380)	(26,834)
Amortization of unrealized gain on investment securities transferred from available for sale	(2,009)	—	(5,430)	—
Other comprehensive income before income taxes	37,260	28,490	53,972	91,642
Income tax expense	(14,057)	(11,174)	(20,558)	(35,910)
Other comprehensive income, net of income taxes	23,203	17,316	33,414	55,732
Comprehensive income	111,056	102,775	303,922	277,652
Comprehensive income attributable to non-controlling interests	471	358	1,882	3,038
Comprehensive income attributed to BOK Financial Corp. shareholders	110,585	102,417	302,040	274,614

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(In thousands, except share data)
	September 30, 2012	Dec 31, 2011	September 30, 2011
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$596,590	$976,191	$953,688
Funds sold and resell agreements	18,904	10,174	19,193
Trading securities	204,242	76,800	109,659
Investment securities (fair value: Sept. 30, 2012 – $460,358; December 31, 2011 - $462,657; Sept. 30, 2011 – $483,234)	432,114	439,236	452,652
Available for sale securities	11,506,434	10,179,365	9,619,631
Fair value option securities	331,887	651,226	672,191
Residential mortgage loans held for sale	325,102	188,125	256,397
Loans	11,832,367	11,269,743	11,124,569
Less allowance for loan losses	(233,756)	(253,481)	(271,456)
Loans, net of allowance	11,598,611	11,016,262	10,853,113
Premises and equipment, net	259,195	262,735	264,325
Receivables	116,243	123,257	111,427
Goodwill	358,962	335,601	335,601
Intangible assets, net	33,196	10,219	11,115
Mortgage servicing rights, net	89,653	86,783	87,948
Real estate and other repossessed assets	104,128	122,753	127,943
Bankers’ acceptances	1,605	1,881	211
Derivative contracts	435,653	293,859	370,616
Cash surrender value of bank-owned life insurance	271,830	263,318	260,506
Receivable on unsettled securities trades	32,480	75,151	172,641
Other assets	400,812	381,010	387,408
Total assets	$27,117,641	$25,493,946	$25,066,265

Noninterest-bearing demand deposits	$6,848,401	$5,799,785	$5,414,284
Interest-bearing deposits:
Transaction	9,002,567	9,354,456	9,252,837
Savings	269,573	226,357	217,431
Time	3,022,326	3,381,982	3,554,470
Total deposits	19,142,867	18,762,580	18,439,022
Funds purchased	1,680,626	1,063,318	1,318,668
Repurchase agreements	1,109,696	1,233,064	1,206,793
Other borrowings	639,254	74,485	80,276
Subordinated debentures	347,592	398,881	398,834
Accrued interest, taxes and expense	182,410	149,508	155,188
Bankers’ acceptances	1,605	1,881	211
Derivative contracts	254,422	653,371	341,822
Due on unsettled securities trades	556,998	236,522	218,097
Other liabilities	189,696	133,684	139,804
Total liabilities	24,105,166	22,707,294	22,298,715
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: Sept. 30, 2012 – 72,223,473; December 31, 2011 – 71,533,354; Sept. 30, 2011 – 71,154,137)	4	4	4
Capital surplus	849,390	818,817	799,272
Retained earnings	2,148,292	1,953,332	1,908,574
Treasury stock (shares at cost: Sept. 30, 2012 – 4,008,119; December 31, 2011 – 3,380,310; Sept. 30, 2011 – 3,147,747)	(184,422)	(150,664)	(138,829)
Accumulated other comprehensive income	162,393	128,979	163,571
Total shareholders’ equity	2,975,657	2,750,468	2,732,592
Non-controlling interest	36,818	36,184	34,958
Total equity	3,012,475	2,786,652	2,767,550
Total liabilities and equity	$27,117,641	$25,493,946	$25,066,265

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)
	Common Stock		Accumulated Other Comprehensive Income(Loss)	Capital Surplus	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non- Controlling Interest	Total
	Shares	Amount				Shares	Amount			Equity

Balance, December 31, 2010	70,816	$4	$107,839	$782,805	$1,743,880	2,608	$(112,802)	$2,521,726	$22,152	$2,543,878
Net income	—	—	—	—	218,882	—	—	218,882	3,038	221,920
Other comprehensive income	—	—	55,732	—	—	—	—	55,732	—	55,732
Treasury stock purchases	—	—	—	—	—	492	(22,866)	(22,866)	—	(22,866)
Exercise of stock options	338	—	—	8,842	—	48	(3,161)	5,681	—	5,681
Tax benefit on exercise of stock options	—	—	—	494	—	—	—	494	—	494
Stock-based compensation	—	—	—	7,131	—	—	—	7,131	—	7,131
Cash dividends on common stock	—	—	—	—	(54,188)	—	—	(54,188)	—	(54,188)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	9,768	9,768

Balance, September 30, 2011	71,154	$4	$163,571	$799,272	$1,908,574	3,148	$(138,829)	$2,732,592	$34,958	$2,767,550

Balances at December 31, 2011	71,533	$4	$128,979	$818,817	$1,953,332	3,380	$(150,664)	$2,750,468	$36,184	$2,786,652
Net income	—	—	—	—	268,626	—	—	268,626	1,882	270,508
Other comprehensive income	—	—	33,414	—	—	—	—	33,414	—	33,414
Treasury stock purchases	—	—	—	—	—	384	(20,558)	(20,558)	—	(20,558)
Exercise of stock options	690	—	—	24,726	—	244	(13,200)	11,526	—	11,526
Tax benefit on exercise of stock options	—	—	—	(487)	—	—	—	(487)	—	(487)
Stock-based compensation	—	—	—	6,334	—	—	—	6,334	—	6,334
Cash dividends on common stock	—	—	—	—	(73,666)	—	—	(73,666)	—	(73,666)
Acquisition of minority interest	—	—	—	—	—	—	—	—	1,645	1,645
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,893)	(2,893)

Balance, September 30, 2012	72,223	$4	$162,393	$849,390	$2,148,292	4,008	$(184,422)	$2,975,657	$36,818	$3,012,475

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Nine Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$270,508	$221,920
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(8,000)	8,950
Change in fair value of mortgage servicing rights	13,899	35,186
Unrealized (gains) losses from derivatives	(2,665)	(3,898)
Tax benefit on exercise of stock options	487	(494)
Change in bank-owned life insurance	(8,416)	(8,496)
Stock-based compensation	6,334	7,131
Depreciation and amortization	37,452	36,877
Net amortization of securities discounts and premiums	68,579	76,839
Net realized gains on financial instruments and other assets	(104,893)	(6,992)
Mortgage loans originated for resale	(2,634,809)	(1,540,735)
Proceeds from sale of mortgage loans held for resale	2,590,960	1,555,075
Capitalized mortgage servicing rights	(29,754)	(17,966)
Change in trading and fair value option securities	189,182	(298,334)
Change in receivables	7,328	37,513
Change in other assets	(5,747)	33,880
Change in accrued interest, taxes and expense	29,220	69,507
Change in other liabilities	28,980	(53,478)
Net cash provided by operating activities	448,645	152,485
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	67,571	54,639
Proceeds from maturities or redemptions of available for sale securities	3,444,670	2,698,067
Purchases of investment securities	(60,542)	(37,085)
Purchases of available for sale securities	(6,412,356)	(5,238,649)
Proceeds from sales of available for sale securities	1,660,876	2,058,661
Change in amount receivable on unsettled securities transactions	42,671	(37,582)
Loans originated net of principal collected	(594,261)	(457,430)
Net proceeds from (payments on) derivative asset contracts	(108,296)	(45,449)
Acquisitions, net of cash acquired	(28,671)	—
Proceeds from disposition of assets	135,760	91,410
Purchases of assets	(77,032)	(52,857)
Net cash used in investing activities	(1,929,610)	(966,275)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	739,943	1,214,659
Net change in time deposits	(359,656)	45,462
Net change in other borrowings	974,189	(670,791)
Repayment of subordinated debt	(53,787)	—
Net payments or proceeds on derivative liability contracts	90,646	42,849
Net change in derivative margin accounts	(101,683)	(101,705)
Change in amount due on unsettled security transactions	(96,373)	57,672
Issuance of common and treasury stock, net	11,526	5,681
Tax benefit on exercise of stock options	(487)	494
Repurchase of common stock	(20,558)	(22,866)
Dividends paid	(73,666)	(54,188)
Net cash provided by (used in) financing activities	1,110,094	517,267
Net decrease in cash and cash equivalents	(370,871)	(296,523)
Cash and cash equivalents at beginning of period	986,365	1,269,404
Cash and cash equivalents at end of period	$615,494	$972,881

Cash paid for interest	$66,819	$87,638
Cash paid for taxes	$113,663	$115,518
Net loans and bank premises transferred to repossessed real estate and other assets	$97,142	$57,651
Increase in U.S. government guaranteed loans eligible for repurchase	$84,520	$110,744
Increase in receivables from conveyance of other real estate owned guaranteed by U.S. government agencies	$65,344	$—

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

The financial information should be read in conjunction with BOK Financial’s 2011 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2011 have been derived from the audited financial statements included in BOK Financial’s 2011 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three-month and six-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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
(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	September 30, 2012		December 31, 2011		September 30, 2011
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency obligations	$3,100	$1	$22,203	$63	$1,839	$(43)
U.S. agency residential mortgage-backed securities	119,835	566	12,379	59	49,501	(97)
Municipal and other tax-exempt securities	58,150	118	39,345	652	57,431	(100)
Other trading securities	23,157	(1)	2,873	9	888	(1)
Total	$204,242	$684	$76,800	$783	$109,659	$(241)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2012
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$155,144	$155,144	$159,464	$4,329	$(9)
U.S. agency residential mortgage-backed securities – Other	85,699	91,911	95,128	3,356	(139)
Other debt securities	185,059	185,059	205,766	20,737	(30)
Total	$425,902	$432,114	$460,358	$28,422	$(178)

[1]
Carrying value includes $6.2 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	September 30, 2011
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$133,394	$133,394	$138,461	$5,067	$—
U.S. agency residential mortgage-backed securities – Other	117,669	130,668	130,614	165	(219)
Other debt securities	188,590	188,590	214,159	25,569	—
Total	$439,653	$452,652	$483,234	$30,801	$(219)

[1]
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

The amortized cost and fair values of investment securities at September 30, 2012, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$30,564	$80,138	$41,105	$3,337	$155,144	3.50
Fair value	30,915	82,285	42,683	3,581	159,464
Nominal yield¹	4.20	3.15	2.59	6.43	3.28
Other debt securities:
Carrying value	10,185	31,025	35,131	108,718	185,059	9.44
Fair value	10,221	32,017	37,813	125,715	205,766
Nominal yield	4.05	5.22	5.57	6.24	5.82
Total fixed maturity securities:
Carrying value	$40,749	$111,163	$76,236	$112,055	$340,203	6.73
Fair value	41,136	114,302	80,496	129,296	365,230
Nominal yield	4.16	3.73	3.96	6.25	4.66
Residential mortgage-backed securities:
Carrying value					$91,911	³
Fair value					95,128
Nominal yield[4]					2.71
Total investment securities:
Carrying value					$432,114
Fair value					460,358
Nominal yield					4.25

1.	Calculated on a taxable equivalent basis using a 39% effective tax rate.

2.	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

3.	The average expected lives of residential mortgage-backed securities were 3.2 years based upon current prepayment assumptions.

4.
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2012
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,002	$2	$—	$—
Municipal and other tax-exempt	86,326	87,969	2,760	(152)	(965)
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,740,232	5,900,174	161,314	(1,372)	—
FHLMC	3,322,692	3,400,215	77,523	—	—
GNMA	1,151,058	1,181,134	30,076	—	—
Other	167,262	173,298	6,036	—	—
Total U.S. government agencies	10,381,244	10,654,821	274,949	(1,372)	—
Private issue:
Alt-A loans	128,090	123,583	663	—	(5,170)
Jumbo-A loans	208,900	208,139	3,617	(152)	(4,226)
Total private issue	336,990	331,722	4,280	(152)	(9,396)
Total residential mortgage-backed securities	10,718,234	10,986,543	279,229	(1,524)	(9,396)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	336,130	339,095	3,271	(306)	—
Other debt securities	35,710	36,456	746	—	—
Perpetual preferred stock	22,170	25,288	3,118	—	—
Equity securities and mutual funds	25,409	30,081	4,998	(326)	—
Total	$11,224,979	$11,506,434	$294,124	$(2,308)	$(10,361)
1 Gross unrealized gain/ loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2011
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,001	$1,006	$5	$—	$—
Municipal and other tax-exempt	66,435	68,837	2,543	(141)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,823,972	5,987,287	163,319	(4)	—
FHLMC	2,756,180	2,846,215	90,035	—	—
GNMA	647,569	678,924	31,358	(3)	—
Other	69,668	75,751	6,083	—	—
Total U.S. government agencies	9,297,389	9,588,177	290,795	(7)	—
Private issue:
Alt-A loans	168,461	132,242	—	—	(36,219)
Jumbo-A loans	334,607	286,924	—	(11,096)	(36,587)
Total private issue	503,068	419,166	—	(11,096)	(72,806)
Total residential mortgage-backed securities	9,800,457	10,007,343	290,795	(11,103)	(72,806)
Other debt securities	36,298	36,495	197	—	—
Perpetual preferred stock	19,171	18,446	1,030	(1,755)	—
Equity securities and mutual funds	33,843	47,238	13,727	(332)	—
Total	$9,957,205	$10,179,365	$308,297	$(13,331)	$(72,806)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	September 30, 2011
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,001	$1,006	$5	$—	$—
Municipal and other tax-exempt	67,844	70,195	2,463	(112)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,146,533	5,323,160	176,995	(368)	—
FHLMC	2,773,674	2,884,641	110,967	—	—
GNMA	686,725	726,320	39,634	(39)	—
Other	75,949	82,756	6,807	—	—
Total U.S. government agencies	8,682,881	9,016,877	334,403	(407)	—
Private issue:
Alt-A loans	174,383	147,949	—	—	(26,434)
Jumbo-A loans	350,293	309,383	249	(9,721)	(31,438)
Total private issue	524,676	457,332	249	(9,721)	(57,872)
Total residential mortgage-backed securities	9,207,557	9,474,209	334,652	(10,128)	(57,872)
Other debt securities	5,900	5,900	—	—	—
Perpetual preferred stock	19,224	19,080	884	(1,028)	—
Equity securities and mutual funds	39,489	49,241	9,825	(73)	—
Total	$9,341,015	$9,619,631	$347,829	$(11,341)	$(57,872)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at September 30, 2012, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years[6]	Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,000	$—	$—	$—	$1,000	0.60
Fair value	1,002	—	—	—	1,002
Nominal yield	0.63	—	—	—	0.63
Municipal and other tax-exempt:
Amortized cost	786	27,992	12,632	44,916	86,326	15.04
Fair value	810	29,576	13,531	44,052	87,969
Nominal yield¹	—	0.94	0.81	2.82	1.89
Other debt securities:
Amortized cost	—	30,310	—	5,400	35,710	6.71
Fair value	—	31,056	—	5,400	36,456
Nominal yield	—	1.75	—	1.71	1.74
Total fixed maturity securities:
Amortized cost	$1,786	$58,302	$12,632	$50,316	$123,036	12.50
Fair value	1,812	60,632	13,531	49,452	125,427
Nominal yield	0.35	1.36	0.81	2.70	1.84
Residential mortgage-backed securities:
Amortized cost					10,718,234
Fair value					10,986,543
Nominal yield[4]					2.94
Commercial mortgage-backed securities:
Amortized cost					336,130	7.04
Fair value					339,095
Nominal yield					1.51
Equity securities and mutual funds:
Amortized cost					47,579	³
Fair value					55,369
Nominal yield					1.10
Total available-for-sale securities:
Amortized cost					$11,224,979
Fair value					11,506,434
Nominal yield					2.88

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 2.3 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Proceeds	$209,325	$611,588	$1,660,876	$2,058,661
Gross realized gains	7,967	16,798	40,133	34,968
Gross realized losses	—	(104)	(7,354)	(7,904)
Related federal and state income tax expense	3,099	6,494	12,751	10,528

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Investment:
Carrying value	$153,224	$197,192	$201,966
Fair value	158,899	200,006	205,864

Available for sale:
Amortized cost	3,634,955	4,188,075	3,676,803
Fair value	3,763,664	4,334,553	3,844,805

The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of September 30, 2012
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	6	$7,548	$9	$—	$—	$7,548	$9
U.S. Agency residential mortgage-backed securities – Other	1	—	—	19,066	139	19,066	139
Other debt securities	14	871	30	—	—	871	30
Total investment	21	$8,419	$39	$19,066	$139	$27,485	$178

Available for sale:
Municipal and other tax-exempt[1]	51	$13,492	$970	$27,485	$147	$40,977	$1,117
Residential mortgage-backed securities:
U. S. agencies:
FNMA	12	483,258	1,372	—	—	483,258	1,372
FHLMC	—	—	—	—	—	—	—
GNMA	—	—	—	—	—	—	—
Total U.S. agencies	12	483,258	1,372	—	—	483,258	1,372
Private issue[1]:
Alt-A loans	13	—	—	105,862	5,170	105,862	5,170
Jumbo-A loans	15	—	—	121,746	4,378	121,746	4,378
Total private issue	28	—	—	227,608	9,548	227,608	9,548
Total residential mortgage-backed securities	40	483,258	1,372	227,608	9,548	710,866	10,920
Commercial mortgage-backed securities guaranteed by U.S. government agencies	8	42,445	306	—	—	42,445	306
Other debt securities	—	—	—	—	—	—	—
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	2	2,551	326	—	—	2,551	326
Total available for sale	101	$541,746	$2,974	$255,093	$9,695	$796,839	$12,669
1Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	21	$12,431	$(965)	$—	$—	$12,431	$(965)
Alt-A loans	13	—	—	105,862	(5,170)	105,862	(5,170)
Jumbo-A loans	14	—	—	107,071	(4,226)	107,071	(4,226)

Temporarily Impaired Securities as of December 31, 2011
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt	1	$479	$2	$—	$—	$479	$2
U.S. Agency residential mortgage-backed securities – Other	5	92,571	1,770	—	—	92,571	1,770
Other debt securities
Total investment	6	$93,050	$1,772	$—	$—	$93,050	$1,772

Available for sale:
Municipal and other tax-exempt[1]	26	$5,008	$7	$21,659	$134	$26,667	$141
Residential mortgage-backed securities:
U. S. agencies:
FNMA	2	68,657	4	—	—	68,657	4
FHLMC	—	—	—	—	—	—	—
GNMA	1	2,072	3	—	—	2,072	3
Total U.S. agencies	3	70,729	7	—	—	70,729	7
Private issue[1]:
Alt-A loans	19	—	—	132,242	36,219	132,242	36,219
Jumbo-A loans	48	8,142	842	278,781	46,841	286,923	47,683
Total private issue	67	8,142	842	411,023	83,060	419,165	83,902
Total residential mortgage-backed securities	70	78,871	849	411,023	83,060	489,894	83,909
Perpetual preferred stocks	6	11,147	1,755	—	—	11,147	1,755
Equity securities and mutual funds	7	221	5	2,551	327	2,772	332
Total available for sale	109	$95,247	$2,616	$435,233	$83,521	$530,480	$86,137

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	19	$—	$—	$132,242	$36,219	$132,242	$36,219
Jumbo-A loans	36	3,809	256	202,874	36,331	206,683	36,587

Temporarily Impaired Securities as of September 30, 2011
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt	—	$—	$—	$—	$—	$—	$—
U.S. Agency residential mortgage-backed securities – Other	4	86,566	219	—	—	86,566	219
Other debt securities	—	—	—	—	—	—	—
Total investment	4	$86,566	$219	$—	$—	$86,566	$219

Available for sale:
Municipal and other tax-exempt[1]	27	$12,317	$38	$15,750	$74	$28,067	$112
Residential mortgage-backed securities:
U. S. agencies:
FNMA	2	71,816	368	—	—	71,816	368
FHLMC	1	267	—	—	—	267	—
GNMA	5	9,405	39	—	—	9,405	39
Total U.S. agencies	8	81,488	407	—	—	81,488	407
Private issue[1]:
Alt-A loans	19	27,024	7,828	120,925	18,606	147,949	26,434
Jumbo-A loans	43	29,897	2,022	268,632	39,137	298,529	41,159
Total private issue	62	56,921	9,850	389,557	57,743	446,478	67,593
Total residential mortgage-backed securities	70	138,409	10,257	389,557	57,743	527,966	68,000
Perpetual preferred stocks	6	11,927	1,028	—	—	11,927	1,028
Equity securities and mutual funds	1	37	73	—	—	37	73
Total available for sale	104	$162,690	$11,396	$405,307	$57,817	$567,997	$69,213

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	19	27,024	7,828	120,925	18,606	147,949	26,434
Jumbo-A loans	32	19,740	976	199,339	30,462	219,079	31,438

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investment and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of September 30, 2012, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at September 30, 2012.

At September 30, 2012, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$59,189	$60,686	$24,131	$24,772	$—	$—	$71,824	$74,006	$155,144	$159,464
Mortgage-backed securities -- other	91,911	95,128	—	—	—	—	—	—	—	—	91,911	95,128
Other debt securities	—	—	174,573	195,140	600	600	—	—	9,886	10,026	185,059	205,766
Total investment securities	$91,911	$95,128	$233,762	$255,826	$24,731	$25,372	$—	$—	$81,710	$84,032	$432,114	$460,358

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,000	$1,002	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$1,002
Municipal and other tax-exempt	—	—	59,868	62,223	11,638	11,752	13,396	12,431	1,424	1,563	86,326	87,969
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,740,232	5,900,174	—	—	—	—	—	—	—	—	5,740,232	5,900,174
FHLMC	3,322,692	3,400,215	—	—	—	—	—	—	—	—	3,322,692	3,400,215
GNMA	1,151,058	1,181,134	—	—	—	—	—	—	—	—	1,151,058	1,181,134
Other	167,262	173,298	—	—	—	—	—	—	—	—	167,262	173,298
Total U.S. government agencies	10,381,244	10,654,821	—	—	—	—	—	—	—	—	10,381,244	10,654,821
Private issue:
Alt-A loans	—	—	—	—	—	—	128,090	123,583	—	—	128,090	123,583
Jumbo-A loans	—	—	—	—	—	—	208,900	208,139	—	—	208,900	208,139
Total private issue	—	—	—	—	—	—	336,990	331,722	—	—	336,990	331,722
Total residential mortgage-backed securities	10,381,244	10,654,821	—	—	—	—	336,990	331,722	—	—	10,718,234	10,986,543
Commercial mortgage-backed securities guaranteed by U.S. government agencies	336,130	339,095	—	—	—	—	—	—	—	—	336,130	339,095
Other debt securities	—	—	5,400	5,400	30,310	31,056	—	—	—	—	35,710	36,456
Perpetual preferred stock	—	—	—	—	22,170	25,288	—	—	—	—	22,170	25,288
Equity securities and mutual funds	—	—	—	—	—	—	—	—	25,409	30,081	25,409	30,081
Total available for sale securities	$10,718,374	$10,994,918	$65,268	$67,623	$64,118	$68,096	$350,386	$344,153	$26,833	$31,644	$11,224,979	$11,506,434

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At September 30, 2012, the entire $337 million portfolio of privately issued residential mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies. The net unrealized loss on these securities totaled $5.3 million. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

•
Unemployment rates – increasing to 8.5% over the next 12 months, dropping to 8% over the following 21 months, and holding at 8% thereafter. At December 31, 2011 and September 30, 2011, we assumed that unemployment rates would increase to 9.5% over the next 12 months, dropping to 8% over the following 21 months, and holding at 8% thereafter.

•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency (“FHFA”) data, decreasing by an additional 2% over the next twelve months and then growing at 2% per year thereafter. At December 31, 2011 and September 30, 2011, we assumed that housing prices would decrease an additional 8% over the next twelve months and then grow at 2% per year thereafter.

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

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $1.1 million of additional credit loss impairments in earnings during the three months ended September 30, 2012.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				September 30, 2012		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	17	$128,090	$123,583	1	$245	16	$48,042
Jumbo-A	38	208,900	208,139	4	859	31	23,400
Total	55	$336,990	$331,722	5	$1,104	47	$71,442

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at September 30, 2012.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$72,915	$62,047	$76,131	$52,624
Additions for credit-related OTTI not previously recognized	—	2,294	248	2,331
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	1,104	9,006	5,436	18,392
Sales	—	—	(7,796)	—
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$74,019	$73,347	$74,019	$73,347
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

The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	September 30, 2012		December 31, 2011		September 30, 2011
	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain
U.S. agency residential mortgage-backed securities	$305,445	$13,827	$626,109	$19,233	$672,191	$18,875
Corporate debt securities	26,442	1,359	25,117	18	—	—
Total	$331,887	$15,186	$651,226	$19,251	$672,191	$18,875

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2012 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts[3]
To-be-announced mortgage-backed securities	$14,858,520	$276,678	$14,738,232	$274,195	$155,105	$152,622
Interest rate swaps	1,301,109	79,350	1,301,109	79,937	79,350	79,937
Energy contracts	1,556,164	105,588	1,596,791	107,556	38,558	40,526
Agricultural contracts	198,735	6,835	195,068	6,750	824	739
Foreign exchange contracts	150,232	150,232	149,977	149,977	150,232	149,977
Equity option contracts	217,283	14,460	217,283	14,460	14,460	14,460
Total customer derivative before cash collateral	18,282,043	633,143	18,198,460	632,875	438,529	438,261
Less: cash collateral		—	—	—	(11,153)	(184,622)
Total customer derivatives	18,282,043	633,143	18,198,460	632,875	427,376	253,639
Interest rate risk management programs	66,000	8,277	25,000	783	8,277	783
Total derivative contracts	$18,348,043	$641,420	$18,223,460	$633,658	$435,653	$254,422

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. As of September 30, 2012, a decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $35 million.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2011 (in thousands):

	Gross Basis				Net Basis[2]
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts[3]
To-be-announced residential mortgage-backed securities	$12,189,827	$195,580	$12,054,557	$192,333	$134,052	$130,805
Interest rate swaps	1,386,449	85,899	1,386,449	86,603	85,899	86,603
Energy contracts	1,726,402	200,142	1,965,233	198,725	102,938	101,521
Agricultural contracts	190,100	8,100	190,700	8,012	2,373	2,285
Foreign exchange contracts	65,747	65,747	65,787	65,787	65,747	65,787
Equity option contracts	198,518	10,645	186,192	10,645	10,645	10,645
Total customer derivative before cash collateral	15,757,043	566,113	15,848,918	562,105	401,654	397,646
Less: cash collateral	—	—	—	—	(37,298)	(55,824)
Total customer derivatives	15,757,043	566,113	15,848,918	562,105	364,356	341,822
Interest rate risk management programs	44,000	6,260	—	—	6,260	—
Total derivative contracts	$15,801,043	$572,373	$15,848,918	$562,105	$370,616	$341,822

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

[2]
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

[3]	Includes interest rate swaps used by borrowers to modify interest rate terms of their loans and to be announced securities used by mortgage banking customers to hedge their loan production.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$(803)	$—	$1,225	$—
Interest rate swaps	706	—	484
Energy contracts	1,856	—	1,360	—
Agricultural contracts	115	—	103	—
Foreign exchange contracts	124	—	155	—
Equity option contracts	—	—	—	—
Total Customer Derivatives	1,998	—	3,327	—
Interest Rate Risk Management Programs	—	464	—	4,048
Total Derivative Contracts	$1,998	$464	$3,327	$4,048

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$504	$—	$(2,829)	$—
Interest rate swaps	2,850	—	2,026
Energy contracts	6,754	—	5,759	—
Agricultural contracts	298	—	263	—
Foreign exchange contracts	455	—	381	—
Equity option contracts	—	—	—	—
Total Customer Derivatives	10,861	—	5,600	—
Interest Rate Risk Management Programs	—	336	—	2,700
Total Derivative Contracts	$10,861	$336	$5,600	$2,700

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

Interest Rate Risk Management Programs

BOK Financial may use interest rate swaps in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed-rate liabilities to floating-rate based on LIBOR. Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three and nine months ended September 30,

2012 and 2011, respectively. As of September 30, 2012, BOK Financial had interest rate swaps with a notional value of $66 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

As discussed in Note 6, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 6 for additional discussion of notional, fair value and impact on earnings of these contracts. Forward sales contracts are not considered swaps under the Commodity and Futures Trading Commission final rules.
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

All distressed commercial and commercial real estate loans are placed on nonaccrual status. Modifications of nonaccruing loans to distressed borrowers generally consist of extension of payment terms, renewal of matured nonaccruing loans or interest rate concession. Principal and accrued but unpaid interest is not forgiven. Renewed or modified nonaccruing loans are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of cash resources and collateral value. Renewed or modified nonperforming loans generally remain on nonaccrual status until full collection of principal and interest in accordance with original terms, including principal previously charged off, is probable. Consumer loans to troubled borrowers are not voluntarily modified.

Residential mortgage loans are modified in accordance with U.S. government agency guidelines by reducing interest rates and extending the number of payments. No unpaid principal or interest is forgiven. Interest guaranteed by U.S. government agencies under residential mortgage loan programs continues to accrue based on the modified terms of the loan. Modified residential mortgage loans are considered to be impaired. Impairment is measured based on cash flows expected to be received under the modified terms of the loans. Renegotiated loans may be sold after a period of satisfactory performance as defined by the agencies. If it becomes probable that all amounts due according to the modified loan terms will not be collected, the loan is placed on nonaccrual status and included in nonaccrual loans.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2012				December 31, 2011
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,829,409	$3,422,046	$21,762	$7,273,217	$3,261,344	$3,224,915	$68,811	$6,555,070
Commercial real estate	871,211	1,218,554	75,761	2,165,526	896,820	1,295,290	99,193	2,291,303
Residential mortgage	1,728,537	261,176	29,267	2,018,980	1,646,554	298,206	29,767	1,974,527
Consumer	181,923	187,612	5,109	374,644	245,711	199,617	3,515	448,843
Total	$6,611,080	$5,089,388	$131,899	$11,832,367	$6,050,429	$5,018,028	$201,286	$11,269,743
Accruing loans past due (90 days)[1]				$1,181				$2,496

	September 30, 2011
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,052,708	$3,285,158	$83,736	$6,421,602
Commercial real estate	854,800	1,307,985	110,048	2,272,833
Residential mortgage	1,606,799	311,371	31,731	1,949,901
Consumer	270,402	205,871	3,960	480,233
Total	$5,784,709	$5,110,385	$229,475	$11,124,569
Accruing loans past due (90 days)[1]				$1,401

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At September 30, 2012, $5.5 billion or 46% of the total loan portfolio is to businesses and individuals in Oklahoma and $3.6 billion or 31% of our total loan portfolio is to businesses and individuals in Texas. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At September 30, 2012, commercial loans to businesses in Oklahoma totaled $3.1 billion or 43% of the commercial loan portfolio segment and loans to businesses in Texas totaled $2.4 billion or 35% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.3 billion or 21% of total loans at September 30, 2012, including $2.2 billion of outstanding loans to energy producers. Approximately 55% of committed production loans are secured by properties primarily producing oil and 45% are secured by properties producing natural gas. The services loan class totaled $1.9 billion at September 30, 2012. Approximately $1.0 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include community foundations, gaming, public finance, insurance and heavy equipment dealers..

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

At September 30, 2012, 33% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 30% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

Residential Mortgage and Consumer

Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. Residential mortgage loans are secured by a first or second mortgage on the customer’s primary residence. Consumer loans include direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as other unsecured loans. Consumer loans also include indirect automobile loans made through primary dealers. Residential mortgage and consumer loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability. Residential mortgage loans retained in the Company’s portfolio are primarily composed of various mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals and certain professionals. Jumbo loans may be fixed or variable rate and are fully amortizing. Jumbo loans generally conform to government sponsored entity standards, except that the loan size exceeds maximums required under these standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%.  Loan-to-value (“LTV”) ratios are tiered from 60% to 100%, depending on the market.  Special mortgage programs include fixed and variable fully amortizing loans tailored to the needs of certain healthcare professionals.  Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

At September 30, 2012, residential mortgage loans included $169 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $715 million at September 30, 2012. Approximately, 36% of the home equity portfolio is comprised of junior lien loans and 64% of the home equity loan portfolio is comprised of first lien loans. Junior lien loans are distributed 79% to amortizing term loans and 21% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2012, outstanding commitments totaled $6.4 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2012, outstanding standby letters of credit totaled $448 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At September 30, 2012, outstanding commercial letters of credit totaled $6 million.

Allowances for Credit Losses

BOK Financial maintains an allowance for loan losses and an accrual for off-balance sheet credit risk. The accrual for off-balance sheet credit risk is maintained at a level that is appropriate to cover estimated losses associated with credit instruments that are not currently recognized as assets such as loan commitments, standby letters of credit or guarantees. As discussed in greater detail in Note 6, the Company also has separate accruals related to off-balance sheet credit risk related to residential mortgage loans previously sold with full or partial recourse and for residential mortgage loans sold to government sponsored agencies under standard representations and warranties.

The appropriateness of the allowance for loan losses and accrual for off-balance sheet credit losses is assessed by management based on an on-going quarterly evaluation of the probable estimated losses inherent in the portfolio, including probable losses on both outstanding loans and unused commitments.

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and nine months ended September 30, 2012.

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

General allowances for unimpaired loans are based on estimated loss rates by loan class. The appropriate historical gross loss rate for each loan class is determined by the greater of the current loss rate based on the most recent twelve months or a ten-year gross loss rate. For risk graded loans, historical gross loss rates are adjusted for changes in risk grading. For each loan class, the current weighted average risk grade is compared to the long-term average risk grade. This comparison determines whether risk in each loan class is increasing or decreasing. Historical loss rates are adjusted upward or downward in proportion to changes in average risk grading. Recoveries are not considered in the estimation of historical loss rates. Recoveries are recognized as increases in the allowance for loans losses when realized. General allowances for unimpaired loans also consider inherent risks identified for a given loan class. Inherent risks include consideration of the loss rates that most appropriately represent the current credit cycle. Inherent risks also consider factors attributable to specific loan class which have not yet been represented in the historical gross loss rates or risk grading. Examples include changes in commodity prices or engineering imprecision which may affected the value of reserves that secure our energy loan portfolio, construction risk that may affect commercial real estate loans, changes in regulations and public policy that may disproportionately impact health care loans and changes in products or underwriting standards.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended September 30, 2012 is summarized as follows (in thousands):

	Commercial		Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$83,477		$55,806	$42,688	$8,840	$40,858	$231,669
Provision for loan losses	4		4,821	(370)	3,293	56	7,804
Loans charged off	(812)		(2,607)	(1,600)	(3,902)	—	(8,921)
Recoveries	(890)	[1]	2,684	298	1,112	—	3,204
Ending balance	$81,779		$60,704	$41,016	$9,343	$40,914	$233,756
Allowance for off-balance sheet credit losses:
Beginning balance	$8,224		$1,425	$80	$18	$—	$9,747
Provision for off-balance sheet credit losses	(7,823)		18	(4)	5	—	(7,804)
Ending balance	$401		$1,443	$76	$23	$—	$1,943

Total provision for credit losses	$(7,819)		$4,839	$(374)	$3,298	$56	$—

[1]
Includes $7.1 million of negative recovery related to a refund of a settlement between BOK Financial and the City of Tulsa invalidated by the Oklahoma Supreme Court. Excluding this refund, BOK Financial had net charge-offs (recoveries) to average loans of (0.05%) on an annualized basis.

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the nine months ended September 30, 2012 is summarized as follows (in thousands):

	Commercial		Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$83,443		$67,034	$46,476	$10,178	$46,350	$253,481
Provision for loan losses	995		(322)	528	3,553	(5,436)	(682)
Loans charged off	(7,840)		(10,548)	(7,447)	(8,303)	—	(34,138)
Recoveries	5,181	[1]	4,540	1,459	3,915	—	15,095
Ending balance	$81,779		$60,704	$41,016	$9,343	$40,914	$233,756
Allowance for off-balance sheet credit losses:
Beginning balance	$7,906		$1,250	$91	$14	$—	$9,261
Provision for off-balance sheet credit losses	(7,505)		193	(15)	9	—	(7,318)
Ending balance	$401		$1,443	$76	$23	$—	$1,943

Total provision for credit losses	$(6,510)		$(129)	$513	$3,562	$(5,436)	$(8,000)

[1]
Includes $7.1 million of negative recovery related to a refund of a settlement between BOK Financial and the City of Tulsa invalidated by the Oklahoma Supreme Court. Excluding this refund, BOK Financial had net charge-offs (recoveries) to average loans of (0.05%) on an annualized basis.

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended September 30, 2011 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$113,571	$91,750	$45,243	$8,922	$27,125	$286,611
Provision for loan losses	(348)	1,386	(1,835)	1,304	(5,508)	(5,001)
Loans charged off	(5,083)	(2,335)	(3,403)	(3,202)	—	(14,023)
Recoveries	1,404	911	283	1,271	—	3,869
Ending balance	$109,544	$91,712	$40,288	$8,295	$21,617	$271,456
Allowance for off-balance sheet credit losses:
Beginning balance	$9,236	$1,020	$180	$309	$—	$10,745
Provision for off-balance sheet credit losses	4,882	134	(30)	15	—	5,001
Ending balance	$14,118	$1,154	$150	$324	$—	$15,746

Total provision for credit losses	$4,534	$1,520	$(1,865)	$1,319	$(5,508)	$—

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the nine months ended September 30, 2011 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$104,631	$98,709	$50,281	$12,614	$26,736	$292,971
Provision for loan losses	10,488	4,051	(1,880)	(65)	(5,119)	7,475
Loans charged off	(10,737)	(12,608)	(9,732)	(8,952)	—	(42,029)
Recoveries	5,162	1,560	1,619	4,698	—	13,039
Ending balance	$109,544	$91,712	$40,288	$8,295	$21,617	$271,456
Allowance for off-balance sheet credit losses:
Beginning balance	$13,456	$443	$131	$241	$—	$14,271
Provision for off-balance sheet credit losses	662	711	19	83	—	1,475
Ending balance	$14,118	$1,154	$150	$324	$—	$15,746

Total provision for credit losses	$11,150	$4,762	$(1,861)	$18	$(5,119)	$8,950

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2012 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,251,528	$81,575	$21,689	$204	$7,273,217	$81,779
Commercial real estate	2,089,802	57,587	75,724	3,117	2,165,526	60,704
Residential mortgage	2,009,125	40,799	9,855	217	2,018,980	41,016
Consumer	371,829	9,214	2,815	129	374,644	9,343
Total	11,722,284	189,175	110,083	3,667	11,832,367	192,842

Nonspecific allowance	—	—	—	—	—	40,914

Total	$11,722,284	$189,175	$110,083	$3,667	$11,832,367	$233,756

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2011 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$6,338,063	$107,745	$83,539	$1,799	$6,421,602	$109,544
Commercial real estate	2,162,785	87,513	110,048	4,199	2,272,833	91,712
Residential mortgage	1,940,998	39,653	8,903	635	1,949,901	40,288
Consumer	478,844	8,228	1,389	67	480,233	8,295
Total	10,920,690	243,139	203,879	6,700	11,124,569	249,839

Nonspecific allowance	—	—	—	—	—	21,617

Total	$10,920,690	$243,139	$203,879	$6,700	$11,124,569	$271,456

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at September 30, 2012 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,255,739	$80,676	$17,478	$1,103	$7,273,217	$81,779
Commercial real estate	2,165,489	60,704	37	—	2,165,526	60,704
Residential mortgage	271,049	6,416	1,747,931	34,600	2,018,980	41,016
Consumer	205,656	2,711	168,988	6,632	374,644	9,343
Total	9,897,933	150,507	1,934,434	42,335	11,832,367	192,842

Nonspecific allowance	—	—	—	—	—	40,914

Total	$9,897,933	$150,507	$1,934,434	$42,335	$11,832,367	$233,756

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at September 30, 2011 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$6,402,534	$105,695	$19,068	$3,849	$6,421,602	$109,544
Commercial real estate	2,272,833	91,712	—	—	2,272,833	91,712
Residential mortgage	368,466	7,356	1,581,435	32,932	1,949,901	40,288
Consumer	220,351	1,851	259,882	6,444	480,233	8,295
Total	9,264,184	206,614	1,860,385	43,225	11,124,569	249,839

Nonspecific allowance	—	—	—	—	—	21,617

Total	$9,264,184	$206,614	$1,860,385	$43,225	$11,124,569	$271,456

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

The following table summarizes the Company’s loan portfolio at September 30, 2012 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,419,960	$10,450	$3,063	$—	$—	$2,433,473
Services	1,847,177	34,452	10,099	—	—	1,891,728
Wholesale/retail	1,073,019	4,241	2,007	—	—	1,079,267
Manufacturing	350,340	10,469	2,283	—	—	363,092
Healthcare	1,033,799	184	3,305	—	—	1,037,288
Integrated food services	213,148	684	—	—	—	213,832
Other commercial and industrial	230,690	5,437	932	17,405	73	254,537
Total commercial	7,168,133	65,917	21,689	17,405	73	7,273,217

Commercial real estate:
Construction and land development	225,833	25,568	38,143	—	—	289,544
Retail	510,163	8,196	6,692	—	—	525,051
Office	383,620	12,554	9,833	—	—	406,007
Multifamily	388,701	6,667	3,145	—	—	398,513
Industrial	178,659	4,443	4,064	—	—	187,166
Other commercial real estate	332,042	13,319	13,847	—	37	359,245
Total commercial real estate	2,019,018	70,747	75,724	—	37	2,165,526

Residential mortgage:
Permanent mortgage	249,418	11,776	9,855	850,118	13,352	1,134,519
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	168,883	510	169,393
Home equity	—	—	—	709,518	5,550	715,068
Total residential mortgage	249,418	11,776	9,855	1,728,519	19,412	2,018,980

Consumer:
Indirect automobile	—	—	—	45,349	1,932	47,281
Other consumer	201,178	1,663	2,815	121,345	362	327,363
Total consumer	201,178	1,663	2,815	166,694	2,294	374,644

Total	$9,637,747	$150,103	$110,083	$1,912,618	$21,816	$11,832,367

The following table summarizes the Company’s loan portfolio at December 31, 2011 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,003,288	$1,417	$336	$—	$—	$2,005,041
Services	1,713,232	31,338	16,968	—	—	1,761,538
Wholesale/retail	912,090	34,156	21,180	—	—	967,426
Manufacturing	311,292	2,390	23,051	—	—	336,733
Healthcare	969,260	3,414	5,486	—	—	978,160
Integrated food services	203,555	756	—	—	—	204,311
Other commercial and industrial	281,645	10	1,738	18,416	52	301,861
Total commercial	6,394,362	73,481	68,759	18,416	52	6,555,070

Commercial real estate:
Construction and land development	252,936	27,244	61,874	—	—	342,054
Retail	499,295	3,244	6,863	—	—	509,402
Office	381,918	12,548	11,457	—	—	405,923
Multifamily	357,436	8,079	3,513	—	—	369,028
Industrial	277,906	280	—	—	—	278,186
Other commercial real estate	355,381	15,843	15,486	—	—	386,710
Total commercial real estate	2,124,872	67,238	99,193	—	—	2,291,303

Residential mortgage:
Permanent mortgage	294,478	15,879	7,441	817,921	17,925	1,153,644
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	188,462	—	188,462
Home equity	—	—	—	628,020	4,401	632,421
Total residential mortgage	294,478	15,879	7,441	1,634,403	22,326	1,974,527

Consumer:
Indirect automobile	—	—	—	102,955	2,194	105,149
Other consumer	212,150	3,949	1,096	126,274	225	343,694
Total consumer	212,150	3,949	1,096	229,229	2,419	448,843

Total	$9,025,862	$160,547	$176,489	$1,882,048	$24,797	$11,269,743

The following table summarizes the Company’s loan portfolio at September 30, 2011 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$1,744,314	$989	$3,900	$—	$—	$1,749,203
Services	1,820,569	34,197	18,181	—	—	1,872,947
Wholesale/retail	956,701	37,281	27,088	—	—	1,021,070
Manufacturing	342,878	2,505	27,691	—	—	373,074
Healthcare	905,129	3,502	5,715	—	—	914,346
Integrated food services	190,958	1,242	—	—	—	192,200
Other commercial and industrial	278,717	13	964	18,871	197	298,762
Total commercial	6,239,266	79,729	83,539	18,871	197	6,421,602

Commercial real estate:
Construction and land development	268,125	30,133	72,207	—	—	370,465
Retail	448,076	2,608	6,492	—	—	457,176
Office	395,891	14,426	11,967	—	—	422,284
Multifamily	375,253	9,015	4,036	—	—	388,304
Industrial	223,938	284	—	—	—	224,222
Other commercial real estate	377,688	17,348	15,346	—	—	410,382
Total commercial real estate	2,088,971	73,814	110,048	—	—	2,272,833

Residential mortgage:
Permanent mortgage	344,210	15,353	8,903	793,261	18,583	1,180,310
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	173,540	—	173,540
Home equity	—	—	—	591,806	4,245	596,051
Total residential mortgage	344,210	15,353	8,903	1,558,607	22,828	1,949,901

Consumer:
Indirect automobile	—	—	—	127,878	2,418	130,296
Other consumer	215,643	3,319	1,389	129,433	153	349,937
Total consumer	215,643	3,319	1,389	257,311	2,571	480,233

Total	$8,888,090	$172,215	$203,879	$1,834,789	$25,596	$11,124,569

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

A summary of risk-graded impaired loans follows (in thousands):

	As of					For the		For the
	September 30, 2012					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2012		September 30, 2012
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$3,273	$3,063	$3,063	$—	$—	$3,075	$—	$1,700	$—
Services	13,135	10,099	9,978	121	120	10,111	—	13,534	—
Wholesale/retail	8,039	2,007	1,937	70	18	3,091	—	11,594	—
Manufacturing	6,548	2,283	2,283	—	—	7,257	—	12,667	—
Healthcare	4,395	3,305	2,159	1,146	66	3,308	—	4,396	—
Integrated food services	—	—	—	—	—	—	—	—	—
Other commercial and industrial	8,431	932	932	—	—	1,218	—	1,335	—
Total commercial	43,821	21,689	20,352	1,337	204	28,060	—	45,226	—

Commercial real estate:
Construction and land development	67,087	38,143	37,579	564	155	42,097	—	50,009	—
Retail	8,372	6,692	6,692	—	—	7,300	—	6,778	—
Office	13,736	9,833	9,608	225	21	10,211	—	10,645	—
Multifamily	3,259	3,145	3,145	—	—	3,182	—	3,329	—
Industrial	4,064	4,064	—	4,064	2,290	2,032	—	2,032	—
Other real estate loans	16,436	13,847	11,417	2,430	651	13,145	—	14,667	—
Total commercial real estate	112,954	75,724	68,441	7,283	3,117	77,967	—	87,460	—

Residential mortgage:
Permanent mortgage	10,721	9,855	9,554	301	217	8,533	—	8,648	—
Home equity	—	—	—	—	—	—	—	—	—
Total residential mortgage	10,721	9,855	9,554	301	217	8,533	—	8,648	—

Consumer:
Indirect automobile	—	—	—	—	—	—	—	—	—
Other consumer	4,857	2,815	2,686	129	129	3,643	—	1,956	—
Total consumer	4,857	2,815	2,686	129	129	3,643	—	1,956	—

Total	$172,353	$110,083	$101,033	$9,050	$3,667	$118,203	$—	$143,290	$—
Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, have been recovered.

A summary of risk graded impaired loans at December 31, 2011 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$336	$336	$336	$—	$—
Services	26,916	16,968	16,200	768	360
Wholesale/retail	24,432	21,180	19,702	1,478	1,102
Manufacturing	26,186	23,051	23,051	—	—
Healthcare	6,825	5,486	5,412	74	74
Integrated food services	—	—	—	—	—
Other commercial and industrial	9,237	1,738	1,738	—	—
Total commercial	93,932	68,759	66,439	2,320	1,536

Commercial real estate:
Construction and land development	98,053	61,874	56,740	5,134	1,777
Retail	8,645	6,863	4,373	2,490	1,062
Office	14,588	11,457	9,567	1,890	291
Multifamily	3,512	3,513	3,513	—	—
Industrial	—	—	—	—	—
Other real estate loans	16,702	15,486	7,887	7,599	812
Total commercial real estate	141,500	99,193	82,080	17,113	3,942

Residential mortgage:
Permanent mortgage	8,697	7,441	4,980	2,461	298
Home equity	—	—	—	—	—
Total residential mortgage	8,697	7,441	4,980	2,461	298

Consumer:
Indirect automobile	—	—	—	—	—
Other consumer	1,727	1,096	1,096	—	—
Total consumer	1,727	1,096	1,096	—	—

Total	$245,856	$176,489	$154,595	$21,894	$5,776

A summary of risk-graded impaired loans follows (in thousands):

	As of					For the		For the
	September 30, 2011					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2011		September 30, 2011
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$3,900	$3,900	$3,900	$—	$—	$2,123	$—	$2,183	$—
Services	29,749	18,181	17,358	823	353	17,218	—	18,722	—
Wholesale/retail	32,226	27,088	25,345	1,743	1,104	26,113	—	17,787	—
Manufacturing	29,442	27,691	26,719	972	264	16,029	—	14,904	—
Healthcare	7,052	5,715	5,637	78	78	5,839	—	4,625	—
Integrated food services	—	—	—	—	—	—	—	7	—
Other commercial and industrial	8,462	964	964	—	—	1,031	—	2,705	—
Total commercial	110,831	83,539	79,923	3,616	1,799	68,353	—	60,933	—

Commercial real estate:
Construction and land development	110,052	72,207	62,056	10,151	1,978	74,236	—	85,893	—
Retail	8,161	6,492	3,631	2,861	1,122	5,567	—	5,735	—
Office	14,199	11,967	11,405	562	76	11,720	—	15,811	—
Multifamily	5,326	4,036	4,036	—	—	4,377	—	5,381	—
Industrial	—	—	—	—	—	—	—	2,044	—
Other real estate loans	16,197	15,346	6,738	8,608	1,023	14,306	—	15,345	—
Total commercial real estate	153,935	110,048	87,866	22,182	4,199	110,206	—	130,209	—

Residential mortgage:
Permanent mortgage	10,156	8,903	4,626	4,277	635	9,894	—	10,484	—
Home equity	—	—	—	—	—	—	—	—	—
Total residential mortgage	10,156	8,903	4,626	4,277	635	9,894	—	10,484	—

Consumer:
Indirect automobile	—	—	—	—	—	—	—	—	—
Other consumer	1,917	1,389	1,261	128	67	1,655	—	1,570	—
Total consumer	1,917	1,389	1,261	128	67	1,655	—	1,570	—

Total	$276,839	$203,879	$173,676	$30,203	$6,700	$190,108	$—	$203,196	$—

Troubled Debt Restructurings

Loans to distressed borrowers may be modified in troubled debt restructurings ("TDRs"). All distressed commercial and commercial real estate loans are placed on nonaccrual status. Modifications of nonaccruing loans to distressed borrowers generally consist of extension of payment terms, renewal of matured nonaccruing loans or interest rate concession. Principal and accrued but unpaid interest is not forgiven. Renewed or modified nonaccruing loans are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of cash resources and collateral value. Renewed or modified nonperforming loans generally remain on nonaccrual status until full collection of principal and interest in accordance with original terms, including principal previously charged off, is probable. In addition to TDRs classified as nonaccrual, certain residential mortgage loans may be modified, primarily in accordance with U.S. government agency guidelines. These loans continue to accrue interest in accordance with the modified loan terms based on the U.S. government agency guarantee. Consumer loans to troubled borrowers are not voluntarily modified.

The financial impact of troubled debt restructurings primarily consist of specific allowances for credit losses and principal amounts charged off. Internally risk graded loans that have been modified in troubled debt restructurings generally remain classified as nonaccruing. Other financial impacts, such as foregone interest, are not material to the financial statements.

A summary of troubled debt restructurings ("TDRs") by accruing status as of September 30, 2012 were as follows (in thousands):

	As of				Amounts Charged-off
	September 30, 2012				During:
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2012
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	2,594	2,109	485	—	—	—
Wholesale/retail	1,557	1,385	172	18	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	72	72	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	678	—	678	—	—	—
Total commercial	4,901	3,566	1,335	18	—	—

Commercial real estate:
Construction and land development	18,406	9,842	8,564	76	982	3,252
Retail	3,448	3,448	—	—	150	150
Office	3,376	1,368	2,008	—	—	269
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	5,310	3,574	1,736	55	87	2,269
Total commercial real estate	30,540	18,232	12,308	131	1,219	5,940

	As of				Amounts Charged-off
	September 30, 2012				During:
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2012

Residential mortgage:
Permanent mortgage	6,925	4,245	2,680	54	—	24
Home equity	—	—	—	—	—	—
Total residential mortgage	6,925	4,245	2,680	54	—	24

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	2,213	443	1,770	88	1,345	1,345
Total consumer	2,213	443	1,770	88	1,345	1,345

Total nonaccruing TDRs	$44,579	$26,486	$18,093	$291	$2,564	$7,309

Accruing TDRs:

Residential mortgage:
Permanent mortgage	3,402	2,225	1,177	—	—	83
Permanent mortgages guaranteed by U.S. government agencies	24,590	7,684	16,906	—	—	—
Total residential mortgage	27,992	9,909	18,083	—	—	83

Total accruing TDRs	27,992	9,909	18,083	—	—	83

Total TDRs	$72,571	$36,395	$36,176	$291	$2,564	$7,392

A summary of troubled debt restructurings by accruing status as of December 31, 2011 were as follows (in thousands):

	As of
	December 31, 2011
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—
Services	3,529	1,907	1,622	—
Wholesale/retail	1,739	961	778	24
Manufacturing	—	—	—	—
Healthcare	—	—	—	—
Integrated food services	—	—	—	—
Other commercial and industrial	960	—	960	—
Total commercial	6,228	2,868	3,360	24

Commercial real estate:
Construction and land development	25,890	3,585	22,305	1,577
Retail	1,070	—	1,070	—
Office	2,496	1,134	1,362	215
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	8,171	387	7,784	662
Total commercial real estate	37,627	5,106	32,521	2,454

Residential mortgage:
Permanent mortgage	6,283	1,396	4,887	282
Home equity	—	—	—	—
Total residential mortgage	6,283	1,396	4,887	282

Consumer:
Indirect automobile	—	—	—	—
Other consumer	168	168	—	—
Total consumer	168	168	—	—

Total nonaccuring TDRs	$50,306	$9,538	$40,768	$2,760

	As of
	December 31, 2011
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance

Accruing TDRs:

Residential mortgage:
Permanent mortgage	3,917	2,445	1,472	—
Permanent mortgages guaranteed by U.S. government agencies	28,974	10,853	18,121	—
Total residential mortgage	32,891	13,298	19,593	—

Total accruing TDRs	32,891	13,298	19,593	—

Total TDRs	$83,197	$22,836	$60,361	$2,760

A summary of troubled debt restructurings by accruing status as of September 30, 2011 were as follows (in thousands):

	As of				Amounts Charged-off
	September 30, 2011				During:
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2011
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	3,747	2,010	1,737	—	—	301
Wholesale/retail	1,804	1,579	225	26	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	65	65	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	963	—	963	—	—	—
Total commercial	6,579	3,654	2,925	26	—	301

Commercial real estate:
Construction and land development	28,902	5,111	23,791	1,069	427	1,066
Retail	1,450	—	1,450	—	502	502
Office	3,085	1,421	1,664	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	8,209	2,317	5,892	726	—	—
Total commercial real estate	41,646	8,849	32,797	1,795	929	1,568

Residential mortgage:
Permanent mortgage	6,201	6,201	—	282	—	54
Home equity	—	—	—	—	—	—
Total residential mortgage	6,201	6,201	—	282	—	54

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	38	12	26	—	—	—
Total consumer	38	12	26	—	—	—

Total nonaccruing TDRs	$54,464	$18,716	$35,748	$2,103	$929	$1,923

	As of				Amounts Charged-off
	September 30, 2011				During:
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2011

Accruing TDRs:

Residential mortgage:
Permanent mortgage	3,804	2,773	1,031	—	121	201
Permanent mortgages guaranteed by U.S. government agencies	26,670	10,873	15,797	—	—	—
Total residential mortgage	30,474	13,646	16,828	—	121	201

Total accruing TDRs	30,474	13,646	16,828	—	121	201

Total TDRs	$84,938	$32,362	$52,576	$2,103	$1,050	$2,124

Troubled debt restructurings generally consist of interest rates concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at September 30, 2012 by class that were restructured during the three and nine months ended September 30, 2012 by primary type of concession (in thousands):

	Three Months Ended Sept. 30, 2012
	Accruing	Nonaccrual				Total
	Combination & Other	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	875	—	—	875	875
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	875	—	—	875	875

Commercial real estate:
Construction and land development	—	—	6,598	—	6,598	6,598
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	—	6,598	—	6,598	6,598

Residential mortgage:
Permanent mortgage	—	—	—	—	—	—
Permanent mortgage guaranteed by U.S. government agencies	961	—	—	—	—	961
Home equity	—	—	—	—	—	—
Total residential mortgage	961	—	—	—	—	961

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	—	87	—	—	87	87
Total consumer	—	87	—	—	87	87

Total	$961	$962	$6,598	$—	$7,560	$8,521

	Nine Months Ended Sept. 30, 2012
	Accruing	Nonaccrual				Total
	Combination & Other	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	875	70	—	945	945
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	72	72	72
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	875	70	72	1,017	1,017

Commercial real estate:
Construction and land development	—	1,280	6,598	—	7,878	7,878
Retail	—	2,398	—	—	2,398	2,398
Office	—	1,368	—	—	1,368	1,368
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	1,605	—	1,605	1,605
Total commercial real estate	—	5,046	8,203	—	13,249	13,249

Residential mortgage:
Permanent mortgage	151	—	—	781	781	932
Permanent mortgage guaranteed by U.S. government agencies	4,465	—	—	—	—	4,465
Home equity	—	—	—	—	—	—
Total residential mortgage	4,616	—	—	781	781	5,397

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	—	452	—	1,630	2,082	2,082
Total consumer	—	452	—	1,630	2,082	2,082

Total	$4,616	$6,373	$8,273	$2,483	$17,129	$21,745

Troubled debt restructurings generally consist of interest rates concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during the three and nine months ended September 30, 2011 by primary type of concession (in thousands):

	Three Months Ended Sept. 30, 2011
	Accruing	Nonaccrual				Total
	Combination & Other	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	924	924	924
Wholesale/retail	—	—	—	525	525	525
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	65	65	65
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	—	—	1,514	1,514	1,514

Commercial real estate:
Construction and land development	—	—	—	3,694	3,694	3,694
Retail	—	—	—	—	—	—
Office	—	—	—	31	31	31
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	333	333	333
Total commercial real estate	—	—	—	4,058	4,058	3,725

Residential mortgage:
Permanent mortgage	431	—	—	2,203	2,203	2,634
Permanent mortgage guaranteed by U.S. government agencies	6,366	—	—	—	—	6,366
Home equity	—	—	—	—	—	—
Total residential mortgage	6,797	—	—	2,203	2,203	9,000

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	—	—	—	12	12	12
Total consumer	—	—	—	12	12	—

Total	$6,797	$—	$—	$7,787	$7,787	$14,239

	Nine Months Ended Sept. 30, 2011
	Accruing	Nonaccrual				Total
	Combination & Other	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	924	924	924
Wholesale/retail	—	—	—	525	525	525
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	65	65	65
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	—	—	1,514	1,514	1,514

Commercial real estate:
Construction and land development	—	—	—	6,733	6,733	6,733
Retail	—	—	—	—	—	—
Office	—	—	—	31	31	31
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	2,398	2,398	2,398
Total commercial real estate	—	—	—	9,162	9,162	9,162

Residential mortgage:
Permanent mortgage	500	—	—	3,910	3,910	4,410
Permanent mortgage guaranteed by U.S. government agencies	13,123	—	—	—	—	13,123
Home equity	—	—	—	—	—	—
Total residential mortgage	13,623	—	—	3,910	3,910	17,533

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	—	—	—	39	39	39
Total consumer	—	—	—	39	39	39

Total	$13,623	$—	$—	$14,625	$14,625	$28,248

The following table summarizes, by loan class, the recorded investment at September 30, 2012 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended Sept. 30, 2012			Nine Months Ended Sept. 30, 2012
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	70	70	—	70	70
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	70	70	—	70	70

Commercial real estate:
Construction and land development	—	1,183	1,183	—	1,183	1,183
Retail	—	—	—	—	2,398	2,398
Office	—	—	—	—	1,368	1,368
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	1,183	1,183	—	4,949	4,949

Residential mortgage:
Permanent mortgage	151	—	151	151	—	151
Permanent mortgage guaranteed by U.S. government agencies	3,946	—	3,946	4,635	—	4,635
Home equity	—	—	—	—	—	—
Total residential mortgage	4,097	—	4,097	4,786	—	4,786

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	—	1,770	1,770	—	1,770	1,770
Total consumer	—	1,770	1,770	—	1,770	1,770

Total	$4,097	$3,023	$7,120	$4,786	$6,789	$11,575

A payment default is defined as being 30 days or more past due subsequent to the loan modification. Loans that experienced a payment default during the nine months ended September 30, 2012 above includes loans that were 30 days or more past due at any time during the period, but that are performing in accordance with the modified terms as of the balance sheet date.

The following table summarizes, by loan class, the recorded investment at September 30, 2011 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended Sept. 30, 2011			Nine Months Ended Sept. 30, 2011
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—

Commercial real estate:
Construction and land development	—	2,888	2,888	—	3,120	3,120
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	258	258	—	258	258
Total commercial real estate	—	3,146	3,146	—	3,378	3,378

Residential mortgage:
Permanent mortgage	144	—	144	302	140	442
Permanent mortgage guaranteed by U.S. government agencies	4,907	—	4,907	7,856	—	7,856
Home equity	—	—	—	—	—	—
Total residential mortgage	5,051	—	5,051	8,158	140	8,298

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	—	26	26	—	26	26
Total consumer	—	26	26	—	26	26

Total	$5,051	$3,172	$8,223	$8,158	$3,544	$11,702

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2012 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,425,408	$5,002	$—	$3,063	$2,433,473
Services	1,880,350	741	538	10,099	1,891,728
Wholesale/retail	1,075,936	1,324	—	2,007	1,079,267
Manufacturing	359,975	834	—	2,283	363,092
Healthcare	1,029,208	4,775	—	3,305	1,037,288
Integrated food services	213,832	—	—	—	213,832
Other commercial and industrial	252,967	240	325	1,005	254,537
Total commercial	7,237,676	12,916	863	21,762	7,273,217

Commercial real estate:
Construction and land development	241,069	10,297	35	38,143	289,544
Retail	517,991	368	—	6,692	525,051
Office	394,984	1,190	—	9,833	406,007
Multifamily	395,333	35	—	3,145	398,513
Industrial	181,271	1,831	—	4,064	187,166
Other real estate loans	342,969	2,391	1	13,884	359,245
Total commercial real estate	2,073,617	16,112	36	75,761	2,165,526

Residential mortgage:
Permanent mortgage	1,093,109	17,953	250	23,207	1,134,519
Permanent mortgages guaranteed by U.S. government agencies	26,908	16,629	125,346	510	169,393
Home equity	706,557	2,961	—	5,550	715,068
Total residential mortgage	1,826,574	37,543	125,596	29,267	2,018,980

Consumer:
Indirect automobile	43,588	1,729	32	1,932	47,281
Other consumer	322,308	1,878	—	3,177	327,363
Total consumer	365,896	3,607	32	5,109	374,644

Total	$11,503,763	$70,178	$126,527	$131,899	$11,832,367

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2011 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,003,192	$1,065	$448	$336	$2,005,041
Services	1,729,775	13,608	1,187	16,968	1,761,538
Wholesale/retail	945,776	470	—	21,180	967,426
Manufacturing	313,028	654	—	23,051	336,733
Healthcare	971,265	1,362	47	5,486	978,160
Integrated food services	204,306	—	5	—	204,311
Other commercial and industrial	298,105	1,966	—	1,790	301,861
Total commercial	6,465,447	19,125	1,687	68,811	6,555,070

Commercial real estate:
Construction and land development	278,901	1,279	—	61,874	342,054
Retail	502,167	372	—	6,863	509,402
Office	394,227	239	—	11,457	405,923
Multifamily	365,477	38	—	3,513	369,028
Industrial	278,186	—	—	—	278,186
Other real estate loans	367,643	3,444	137	15,486	386,710
Total commercial real estate	2,186,601	5,372	137	99,193	2,291,303

Residential mortgage:
Permanent mortgage	1,110,418	17,259	601	25,366	1,153,644
Permanent mortgages guaranteed by U.S. government agencies	20,998	12,163	155,301	—	188,462
Home equity	624,942	3,036	42	4,401	632,421
Total residential mortgage	1,756,358	32,458	155,944	29,767	1,974,527

Consumer:
Indirect automobile	98,345	4,581	29	2,194	105,149
Other consumer	340,087	2,286	—	1,321	343,694
Total consumer	438,432	6,867	29	3,515	448,843

Total	$10,846,838	$63,822	$157,797	$201,286	$11,269,743

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2011 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$1,744,256	$599	$448	$3,900	$1,749,203
Services	1,847,318	6,980	468	18,181	1,872,947
Wholesale/retail	980,829	12,880	273	27,088	1,021,070
Manufacturing	345,355	28	—	27,691	373,074
Healthcare	908,542	89	—	5,715	914,346
Integrated food services	192,179	21	—	—	192,200
Other commercial and industrial	297,016	585	—	1,161	298,762
Total commercial	6,315,495	21,182	1,189	83,736	6,421,602

Commercial real estate:
Construction and land development	297,573	685	—	72,207	370,465
Retail	447,820	2,864	—	6,492	457,176
Office	409,965	352	—	11,967	422,284
Multifamily	384,268	—	—	4,036	388,304
Industrial	224,222	—	—	—	224,222
Other real estate loans	387,848	7,188	—	15,346	410,382
Total commercial real estate	2,151,696	11,089	—	110,048	2,272,833

Residential mortgage:
Permanent mortgage	1,130,567	22,127	130	27,486	1,180,310
Permanent mortgages guaranteed by U.S. government agencies	25,234	8,414	139,892	—	173,540
Home equity	589,656	2,150	—	4,245	596,051
Total residential mortgage	1,745,457	32,691	140,022	31,731	1,949,901

Consumer:
Indirect automobile	123,160	4,718	—	2,418	130,296
Other consumer	347,362	951	82	1,542	349,937
Total consumer	470,522	5,669	82	3,960	480,233

Total	$10,683,170	$70,631	$141,293	$229,475	$11,124,569
(5) Acquisitions

On August 15, 2012, the Company acquired a majority voting interest in a Delaware limited liability corporation and its wholly-owned subsidiary, a Tulsa-based aircraft parts supplier and repair facility.

On August 19, 2012, the Company acquired The Milestone Group, Inc. ("Milestone"), a Denver-based Registered Investment Adviser that provides wealth management services to high net worth customers in Colorado and Nebraska. Milestone manages approximately $1.3 billion in equity and fixed income securities for customers.

The purchase price for these acquisitions totaled $41 million, including $29 million paid in cash and $12 million of contingent consideration. The preliminary purchase price allocation included $25 million of identifiable intangible assets and $23 million of goodwill. The pro-forma impact of these transactions was not material to the Company's consolidated financial statements.

(6) Mortgage Banking Activities

Residential Mortgage Loan Production

The Company originates, markets and services conventional and government-sponsored residential mortgage loans. Generally, conforming fixed rate residential mortgage loans are held for sale in the secondary market and non-conforming and adjustable-rate residential mortgage loans are held for investment. All residential mortgage loans originated for sale by the Company are carried at fair value based on sales commitments and market quotes. Changes in the fair value of mortgage loans held for sale are included in Other operating revenue – Mortgage banking revenue. Residential mortgage loans held for sale also includes the fair value of residential mortgage loan commitments and forward sale commitments which are considered derivative contracts that have not been designated as hedging instruments. The volume of mortgage loans originated for sale and secondary market prices are the primary drivers of originating and marketing revenue.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loans commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2012		December 31, 2011		September 30, 2011
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$294,794	$313,927	$177,319	$184,816	$239,439	$250,527
Residential mortgage loan commitments	452,129	22,319	189,770	6,597	313,574	11,176
Forward sales contracts	722,043	(11,144)	349,447	(3,288)	541,764	(5,306)
		$325,102		$188,125		$256,397

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2012, December 31, 2011 or September 30, 2011. No credit losses were recognized on residential mortgage loans held for sale for the three and nine month periods ended September 30, 2012 and 2011.

Mortgage banking revenue was follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Originating and marketing revenue:
Residential mortgages loan held for sale	$40,463	$16,142	$85,261	$39,515
Residential mortgage loan commitments	6,512	8,383	15,722	8,925
Forward sales contracts	(6,618)	(4,822)	(7,856)	(11,799)
Total originating and marketing revenue	40,357	19,703	93,127	36,641
Servicing revenue	9,909	9,790	29,765	29,564
Total mortgage banking revenue	$50,266	$29,493	$122,892	$66,205

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Number of residential mortgage loans serviced for others	97,465	95,841	95,831
Outstanding principal balance of residential mortgage loans serviced for others	$11,756,350	$11,300,986	$11,249,503
Weighted average interest rate	4.85%	5.19%	5.29%
Remaining term (in months)	289	290	286

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2012 is as follows
(in thousands):

	Purchased	Originated	Total
Balance at June 30, 2012	$16,361	$75,422	$91,783
Additions, net	—	12,107	12,107
Change in fair value due to loan runoff	(998)	(3,663)	(4,661)
Change in fair value due to market changes	(2,648)	(6,928)	(9,576)
Balance, September 30, 2012	$12,715	$76,938	$89,653

Activity in capitalized mortgage servicing rights during the nine months ended September 30, 2012 is as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2011	$18,903	$67,880	$86,783
Additions, net	—	29,754	29,754
Change in fair value due to loan runoff	(2,958)	(10,027)	(12,985)
Change in fair value due to market changes	(3,230)	(10,669)	(13,899)
Balance, September 30, 2012	$12,715	$76,938	$89,653

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2011 is as follows (in thousands):

	Purchased	Originated	Total
Balance at June 30, 2011	$32,866	$76,326	$109,192
Additions, net	—	7,199	7,199
Change in fair value due to loan runoff	(1,034)	(2,587)	(3,621)
Change in fair value due to market changes	(10,395)	(14,427)	(24,822)
Balance, September 30, 2011	$21,437	$66,511	$87,948

Activity in capitalized mortgage servicing rights during the nine months ended September 30, 2011 is as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2010	$37,900	$77,823	$115,723
Additions, net	—	17,966	17,966
Change in fair value due to loan runoff	(3,585)	(6,970)	(10,555)
Change in fair value due to market changes	(12,878)	(22,308)	(35,186)
Balance, September 30, 2011	$21,437	$66,511	$87,948

Changes in the fair value of mortgage servicing rights are included in Other operating expense in the Consolidated Statements of Earnings. Changes in fair value due to loan runoff are included in Mortgage banking costs. Changes in fair value due to market changes are reported separately. Changes in fair value due to market changes during the period relate to assets held at the reporting date.

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable input were as follows:

	September 30, 2012	December 31, 2011	September 30, 2011
Discount rate – risk-free rate plus a market premium	10.32%	10.34%	10.3%
Prepayment rate – based upon loan interest rate, original term and loan type	9.14% - 46.42%	10.88% - 49.68%	11.33% - 47.70%
Loan servicing costs – annually per loan based upon loan type	$55 - $105	$55 - $105	$55 - $105
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	0.77%	1.21%	1.26%

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at September 30, 2012 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$22,949	$40,754	$20,473	$5,477	$89,653
Outstanding principal of loans serviced for others	$2,418,398	$4,250,803	$3,329,014	$1,758,135	$11,756,350
Weighted average prepayment rate[1]	9.14%	12.02%	28.94%	46.42%	21.36%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At September 30, 2012, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $2.2 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $3.9 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at September 30, 2012 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$4,783,550	$56,493	$12,786	$42,081	$4,894,910
FNMA	2,301,369	26,034	6,524	20,044	2,353,971
GNMA	3,774,396	155,146	35,604	19,349	3,984,495
Other	457,172	9,839	2,611	53,352	522,974
Total	$11,316,487	$247,512	$57,525	$134,826	$11,756,350

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $238 million at September 30, 2012, $259 million at December 31, 2011 and $262 million at September 30, 2011. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $18 million at September 30, 2012, $19 million at December 31, 2011 and $19 million at September 30, 2011. At September 30, 2012, approximately 5% of the loans sold with recourse with an outstanding principal balance of $12 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 6% with an outstanding balance of $15 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Beginning balance	$17,832	$17,540	$18,683	$16,667
Provision for recourse losses	1,055	3,246	3,495	6,572
Loans charged off, net	(1,255)	(2,264)	(4,546)	(4,717)
Ending balance	$17,632	$18,522	$17,632	$18,522

The Company also has off-balance sheet credit risk for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements. At September 30, 2012, we have unresolved deficiency requests from the agencies on 344 loans with an aggregate outstanding principal balance of $42 million. At December 31, 2011, the Company had unresolved deficiency requests from the agencies on 247 loans with an aggregate principal balance of $37 million. For the nine months ended September 30, 2012, the Company has repurchased 41 loans for $4.7 million from the agencies and provided indemnification for 3 loans for $270 thousand. Losses incurred on these loans as of September 30, 2012 totaled $1.5 million. The Company has established an accrual for credit losses related to potential loan repurchases under representations and warranties that is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings. While the level of repurchases and indemnifications related to standard representations and warranties has remained low, the severity of the losses have trended higher. Accordingly, the Company increased its accrual for credit losses related to potential loan repurchases under representations and warranties to $4.8 million at September 30, 2012. The accrual was $2.2 million at December 31, 2011.

(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension expense of $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $2.9 million for the nine months ended September 30, 2012 and 2011, respectively. The Company made no Pension Plan contributions during the nine months ended September 30, 2012 and 2011.

Management has been advised that the maximum allowable contribution for 2012 is $28 million. No minimum contribution is required for 2012.
(8)  Commitments and Contingent Liabilities

Litigation Contingencies

In 2010, the Bank was named as a defendant in three class actions alleging that the manner in which the bank posted charges to its consumer deposit accounts was improper. These actions were consolidated and settled on November 23, 2011 in Multi-District Litigation pending in the United States District Court for the Southern District of Florida. The settlement was approved by the Court on August 29, 2012. The settlement amount of $19 million was paid to the plaintiff class on May 4, 2012, with payment going out to the class in November 2012. The settlement was fully accrued for in 2011.

In an opinion dated October 11, 2011, the Oklahoma Supreme Court invalidated, pursuant to a petition brought by certain taxpayers, a $7.1 million settlement agreement between the Bank and the City of Tulsa (“the City”). The agreement settled claims asserted by the Bank against the City and against the Tulsa Airports Improvement Trust ("the Trust") related to a defaulted loan made by the Bank to a start-up airline. The Trust agreed to purchase the loan and its collateral from the Bank in the event of a default by the airline. The settlement amount was fully accrued for in 2011 in the accrual for off-balance sheet credit risk. On July 18, 2012, the Company paid the $7.1 million to the City and is pursuing its claims against the Trust.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $8.1 million at September 30, 2012. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act limits both the amount and structure of these type of investments. As a result, the Company's private equity activity might be curtailed.

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

A summary of consolidated and unconsolidated alternative investments as of September 30, 2012, December 31, 2011 and September 30, 2011 is as follows (in thousands):

	September 30, 2012
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$28,792	$—	$—	$24,777
Tax credit entities	10,000	14,094	—	10,964	10,000
Other	—	9,024	—	—	2,041
Total consolidated	$10,000	$51,910	$—	$10,964	$36,818

Unconsolidated:
Tax credit entities	$17,486	$69,717	$36,433	$—	$—
Other	—	9,902	2,062	—	—
Total unconsolidated	$—	$79,619	$38,495	$—	$—

	December 31, 2011
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$30,902	$—	$—	$26,042
Tax credit entities	10,000	14,483	—	10,964	10,000
Other	—	7,206	—	—	143
Total consolidated	$10,000	$52,591	$—	$10,964	$36,185

Unconsolidated:
Tax credit entities	$10,575	$37,890	$16,084	$—	$—
Other	—	10,950	2,194	—	—
Total unconsolidated	$—	$48,840	$18,278	$—	$—

	September 30, 2011
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$29,113	$—	$—	$24,761
Tax credit entities	10,000	14,612	—	10,964	10,000
Other	—	7,332	—	—	197
Total consolidated	$10,000	$51,057	$—	$10,964	$34,958

Unconsolidated:
Tax credit entities	$7,746	$38,121	$18,481	$—	$—
Other	—	12,207	2,435	—	—
Total unconsolidated	$—	$50,328	$20,916	$—	$—

Other Commitments and Contingencies

At September 30, 2012, Cavanal Hill Funds’ assets included $917 million of U.S. Treasury, $955 million of cash management and $379 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at September 30, 2012. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2012 or 2011.

Cottonwood Valley Ventures, Inc. (“CVV, Inc.”), an indirectly wholly-owned subsidiary of BOK Financial, is being audited by the Oklahoma Tax Commission (“OTC”) for tax years 2007 through 2009. CVV, Inc. is a qualified venture capital company under the applicable Oklahoma statute. As authorized by the statute, CVV, Inc. guarantees transferable Oklahoma state income tax credits by providing direct debt financing to private companies which qualify as statutory business ventures.  Due to certain statutory limitations on utilization of such credits, CVV, Inc. must sell the majority of the credits to provide the economic incentives provided for by the statute. During the third quarter of 2012, CVV, Inc. and credit purchasers settled the assessment related to the 2008 tax credits disallowed with no material adverse impact to the consolidated financial statements. Management does not anticipate that the remaining issue under audit will have a material adverse impact to the consolidated financial statements.

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $15.0 million at September 30, 2012. Current leases expire or are subject to lessee termination options at various dates in 2013 and 2014. Our obligation under the agreement would be affected by lessee decisions to exercise these options. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.
(9) Shareholders’ Equity

On October 30, 2012, the Board of Directors of BOK Financial approved a quarterly cash dividend of $0.38 per common share. The quarterly dividend will be payable on or about November 30, 2012 to shareholders of record as of November 16, 2012. In addition, on October 30, 2012, the Board of Directors approved a special cash dividend of $1.00 per common share payable on or about November 30, 2012 to shareholders of record as of November 16, 2012.

Dividends declared during the three and nine months ended September 30, 2012 were $0.38 per share and $1.09 per share, respectively. Dividends declared during the three and nine months ended September 30, 2011 were $0.275 per share and $0.800 per share, respectively.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2010	$122,494	$—	$(13,777)	$(878)	$107,839
Net change in unrealized gains (losses)	97,753	—	—	—	97,753
Other-than-temporary impairment losses recognized in earnings	20,723	—	—	—	20,723
Transfer of net unrealized gain from AFS to investment securities	(12,999)	12,999	—	—	—
Reclassification adjustment for net (gains) losses realized and included in earnings	(27,064)	—	—	230	(26,834)
Income tax expense (benefit)	(30,764)	(5,057)	—	(89)	(35,910)
Balance, September 30, 2011	$170,143	$7,942	$(13,777)	$(737)	$163,571

Balance, December 31, 2011	$135,740	$6,673	$(12,742)	$(692)	$128,979
Net change in unrealized gains (losses)	86,390	—	(292)	—	86,098
Other-than-temporary impairment losses recognized in earnings	5,684	—	—	—	5,684
Amortization of unrealized gain on investments securities transferred from AFS	—	(5,430)	—	—	(5,430)
Reclassification adjustment for net(gains) losses realized and included in earnings	(32,779)	—	—	399	(32,380)
Income tax benefit (expense)	(23,066)	2,550	113	(155)	(20,558)
Balance, September 30, 2012	$171,969	$3,793	$(12,921)	$(448)	$162,393

(10)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to BOK Financial Corp.	$87,382	$85,101	$268,626	$218,882
Earnings allocated to participating securities	(278)	(680)	(1,994)	(1,700)
Numerator for basic earnings per share – income available to common shareholders	87,104	84,421	266,632	217,182
Effect of reallocating undistributed earnings of participating securities	1	2	6	5
Numerator for diluted earnings per share – income available to common shareholders	$87,105	$84,423	$266,638	$217,187

Denominator:
Weighted average shares outstanding	68,183,171	68,372,082	68,204,078	68,403,652
Less: Participating securities included in weighted average shares outstanding	(216,471)	(544,491)	(499,735)	(527,777)
Denominator for basic earnings per common share	67,966,700	67,827,591	67,704,343	67,875,875
Dilutive effect of employee stock compensation plans[1]	368,289	209,828	277,215	251,879
Denominator for diluted earnings per common share	68,334,989	68,037,419	67,981,558	68,127,754

Basic earnings per share	$1.28	$1.24	$3.94	$3.20
Diluted earnings per share	$1.27	$1.24	$3.92	$3.19
[1] Excludes employee stock options with exercise prices greater than current market price.	87,749	773,080	270,288	771,922

(11)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$91,378	$22,195	$7,064	$55,390	$176,027
Net interest revenue (expense) from internal sources	(10,747)	6,457	5,554	(1,264)	—
Net interest revenue	80,631	28,652	12,618	54,126	176,027
Provision for (reduction of ) allowances for credit losses	3,253	485	509	(4,247)	—
Net interest revenue after provision for (reduction of) allowances for credit losses	77,378	28,167	12,109	58,373	176,027
Other operating revenue	40,091	80,640	50,157	9,056	179,944
Other operating expense	62,633	74,067	53,867	31,773	222,340
Income before taxes	54,836	34,740	8,399	35,656	133,631
Federal and state income tax	21,331	13,514	3,267	7,666	45,778
Net income	33,505	21,226	5,132	27,990	87,853
Net income attributable to non-controlling interest	—	—	—	471	471
Net income attributable to BOK Financial Corp.	$33,505	$21,226	$5,132	$27,519	$87,382

Average assets	$10,134,288	$5,705,781	$4,301,283	$6,446,820	$26,588,172
Average invested capital	865,157	292,281	188,638	1,600,577	2,946,653

Performance measurements:
Return on average assets	1.32%	1.48%	0.47%		1.31%
Return on average invested capital	15.41%	28.89%	10.82%		11.80%
Efficiency ratio	51.88%	61.66%	86.05%		61.12%

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$274,411	$69,154	$21,340	$166,052	$530,957
Net interest revenue (expense) from internal sources	(33,667)	18,462	15,834	(629)	—
Net interest revenue	240,744	87,616	37,174	165,423	530,957
Provision for (reduction of) allowances for credit losses	10,393	6,137	1,680	(26,210)	(8,000)
Net interest revenue after provision for (reduction of) allowances for credit losses	230,351	81,479	35,494	191,633	538,957
Other operating revenue	131,042	205,400	148,105	18,938	503,485
Other operating expense	181,117	196,174	158,351	91,845	627,487
Income before taxes	180,276	90,705	25,248	118,726	414,955
Federal and state income tax	70,127	35,284	9,821	29,215	144,447
Net income	110,149	55,421	15,427	89,511	270,508
Net income attributable to non-controlling interest	—	—	—	1,882	1,882
Net income attributable to BOK Financial Corp.	$110,149	$55,421	$15,427	$87,629	$268,626

Average assets	$10,050,873	$5,739,833	$4,230,874	$5,862,092	$25,883,672
Average invested capital	866,346	289,337	180,234	1,547,854	2,883,771

Performance measurements:
Return on average assets	1.46%	1.29%	0.49%		1.39%
Return on average invested capital	16.98%	25.61%	11.43%		12.44%
Efficiency ratio	50.68%	64.23%	85.68%		60.75%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$85,560	$24,553	$7,113	$58,158	$175,384
Net interest revenue (expense) from internal sources	(6,702)	8,108	4,682	(6,088)	—
Net interest revenue	78,858	32,661	11,795	52,070	175,384
Provision for (reduction of) allowances for credit losses	5,041	3,837	1,247	(10,125)	—
Net interest revenue after provision for (reduction of) allowances for credit losses	73,817	28,824	10,548	62,195	175,384
Other operating revenue	37,924	79,766	46,112	9,814	173,616
Other operating expense	57,509	84,520	49,982	28,524	220,535
Income before taxes	54,232	24,070	6,678	43,485	128,465
Federal and state income tax	21,096	9,363	2,598	9,949	43,006
Net income	33,136	14,707	4,080	33,536	85,459
Net income attributable to non-controlling interest	—	—	—	358	358
Net income attributable to BOK Financial Corp.	$33,136	$14,707	$4,080	$33,178	$85,101
Average assets	$9,526,993	$5,914,337	$4,254,954	$4,925,454	$24,621,738
Average invested capital	886,538	273,143	175,478	1,403,247	2,738,406
Performance measurements:
Return on average assets	1.38%	0.99%	0.38%		1.37%
Return on average invested capital	14.83%	21.36%	9.22%		12.33%
Efficiency ratio	49.24%	65.41%	86.48%		60.02%

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$254,143	$64,574	$23,263	$178,044	$520,024
Net interest revenue (expense) from internal sources	(23,420)	25,188	11,348	(13,116)	—
Net interest revenue	230,723	89,762	34,611	164,928	520,024
Provision for (reduction of) allowances for credit losses	16,646	9,568	2,308	(19,572)	8,950
Net interest revenue after provision for (reduction of) allowances for credit losses	214,077	80,194	32,303	184,500	511,074
Other operating revenue	109,354	174,241	128,868	20,538	433,001
Other operating expense	170,708	208,082	141,084	81,166	601,040
Income before taxes	152,723	46,353	20,087	123,872	343,035
Federal and state income tax	59,409	18,031	7,814	35,861	121,115
Net income	93,314	28,322	12,273	88,011	221,920
Net income attributable to non-controlling interest	—	—	—	3,038	3,038
Net income attributable to BOK Financial Corp.	$93,314	$28,322	$12,273	$84,973	$218,882

Average assets	$9,222,883	$5,965,955	$3,995,054	$4,925,924	$24,109,816
Average invested capital	874,259	272,167	175,478	1,330,097	2,652,001

Performance measurements:
Return on average assets	1.35%	0.63%	0.41%		1.21%
Return on average invested capital	14.27%	13.91%	9.35%		11.03%
Efficiency ratio	50.20%	72.62%	86.66%		60.99%

(12) Fair Value Measurements

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

For some assets and liabilities, observable market transactions and market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. A hierarchy for fair value has been established which categorizes into three levels the inputs to valuation techniques used to measure fair value. The three levels are as follows:

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable inputs during the nine months ended September 30, 2012 and 2011, respectively.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to price provided by third-party pricing services at September 30, 2012, December 31, 2011 or September 30, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of September 30, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$3,100	$—		$3,100	$—
U.S. agency residential mortgage-backed securities	119,835	—		119,835	—
Municipal and other tax-exempt securities	58,150	—		58,150	—
Other trading securities	23,157	—		23,157	—
Total trading securities	204,242	—		204,242	—
Available for sale securities:
U.S. Treasury	1,002	1,002		—	—
Municipal and other tax-exempt	87,969	—		46,690	41,279
U.S. agency residential mortgage-backed securities	10,654,821	—		10,654,821	—
Privately issued residential mortgage-backed securities	331,722	—		331,722	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	339,095	—		339,095	—
Other debt securities	36,456	—		31,056	5,400
Perpetual preferred stock	25,288	—		25,288	—
Equity securities and mutual funds	30,081	7,837		22,244	—
Total available for sale securities	11,506,434	8,839		11,450,916	46,679
Fair value option securities:
U.S. agency residential mortgage-backed securities	305,445	—		305,445	—
Corporate debt securities	26,442	—		26,442	—
Total fair value option securities	331,887	—		331,887	—
Residential mortgage loans held for sale	325,102	—		325,102	—
Mortgage servicing rights[1]	89,653	—		—	89,653
Derivative contracts, net of cash margin[2]	472,783	8,301	[3]	464,482	—
Other assets – private equity funds	28,792	—		—	28,792
Liabilities:
Derivative contracts, net of cash margin[2]	435,497	—		435,497	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]	See Note 3 for detail of fair value of derivative contracts by contract type.

[3]	Represents exchange-traded energy derivative contracts.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$22,203	$—		$22,203	$—
U.S. agency residential mortgage-backed securities	12,379	—		12,379	—
Municipal and other tax-exempt securities	39,345	—		39,345	—
Other trading securities	2,873	—		2,696	177
Total trading securities	76,800	—		76,623	177
Available for sale securities:
U.S. Treasury	1,006	1,006		—	—
Municipal and other tax-exempt	68,837	—		26,484	42,353
U.S. agency residential mortgage-backed securities	9,588,177	—		9,588,177	—
Privately issued residential mortgage-backed securities	419,166	—		419,166	—
Other debt securities	36,495	—		30,595	5,900
Perpetual preferred stock	18,446	—		18,446	—
Equity securities and mutual funds	47,238	23,596		23,642	—
Total available for sale securities	10,179,365	24,602		10,106,510	48,253
Fair value option securities:
U.S. agency residential mortgage-backed securities	626,109	—		626,109	—
Corporate debt securities	25,117	—		25,117	—
Total fair value option securities	651,226	—		651,226	—
Residential mortgage loans held for sale	188,125	—		188,125	—
Mortgage servicing rights[1]	86,783	—		—	86,783
Derivative contracts, net of cash margin [2]	293,859	457	[3]	293,402	—
Other assets – private equity funds	30,902	—		—	30,902
Liabilities:
Derivative contracts, net of cash margin [2]	236,522	—		236,522	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]	See Note 3 for detail of fair value of derivative contracts by contract type.

[3]	Represents exchange-traded agricultural derivative contracts.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of September 30, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$1,839	$—		$1,839	$—
U.S. agency residential mortgage-backed securities	49,501	—		49,501	—
Municipal and other tax-exempt securities	57,431	—		57,431	—
Other trading securities	888	888		—	—
Total trading securities	109,659	888		108,771	—
Available for sale securities:
U.S. Treasury	1,006	1,006		—	—
Municipal and other tax-exempt	70,195	—		26,483	43,712
U.S. agency residential mortgage-backed securities	9,016,877	—		9,016,877	—
Privately issued residential mortgage-backed securities	457,332	—		457,332	—
Other debt securities	5,900	—		—	5,900
Perpetual preferred stock	19,080	—		19,080	—
Equity securities and mutual funds	49,241	29,827		19,414	—
Total available for sale securities	9,619,631	30,833		9,539,186	49,612
Fair value option securities:
U.S. agency residential mortgage-backed securities	672,191	—		672,191	—
Corporate debt securities	—	—		—	—
Total fair value option securities	672,191	—		672,191	—
Residential mortgage loans held for sale	256,397	—		256,397	—
Mortgage servicing rights[1]	87,948	—		—	87,948
Derivative contracts, net of cash margin [2]	370,616	34,770	[3]	335,846	—
Other assets – private equity funds	29,113	—		—	29,113
Liabilities:
Derivative contracts, net of cash margin [2]	341,822	—		341,822	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]	See Note 3 for detail of fair value of derivative contracts by contract type.

[3]	Represents exchange-traded energy derivative contracts

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

The fair value of certain available for sale municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Capital Markets, Risk

Management and Finance departments assess the appropriateness of these inputs monthly.

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

Credit risk is considered in determining the fair value of derivative instruments. Management determines fair value adjustments based on various risk factors including but not limited to counterparty credit rating or equivalent loan grading, derivative contract notional size, price volatility of the underlying commodity, duration of the derivative contracts and expected loss severity. Expected loss severity is based on historical losses for similarly risk graded commercial loan customers. Decreases in counterparty credit rating or grading and increases in price volatility and expected loss severity all tend to increase the credit quality adjustment which reduces the fair value of asset contracts. The reduction in fair value is recognized in earnings during the current period.

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

Other Assets - Private Equity Funds
The fair value of the portfolio investments of the Company's two private equity funds are based upon net asset value reported by the underlying funds, as adjusted by the general partner when necessary to represent the price that would be received to sell the assets. The Company's private equity funds provide customers alternative investment opportunities as limited partners of the funds. As fund of funds, the private equity funds invest in other limited partnerships or limited liability companies that invest substantially all of their assets in U.S. companies pursuing diversified investment strategies including early-stage venture capital, distressed securities and corporate or asset buy-outs. Private equity fund assets are long-term, illiquid investments. No secondary market exists for these assets. The private equity funds typically invest in funds that provide no redemption rights to investors. The fair value of the private equity investments may only be realized through cash distributions from the underlying funds.

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2012 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$29,100	$28,999	$28,848	Discounted cash flows	[1]	Interest rate spread	1.00%-1.50% (1.25%)	[2]
							98.85%-99.47% (99.13%)	[3]
Below investment grade	17,000	13,396	12,431	Discounted cash flows	[1]	Interest rate spread	7.20%-9.88% (7.77%)	[4]
							73.06%-73.30% (73.13%)	[3]
Total municipal and other tax-exempt securities	46,100	42,395	41,279
Other debt securities	5,400	5,400	5,400	Discounted cash flows	[1]	Interest rate spread	1.70%-1.73% (1.71%)	[5]
							100% (100%)	[3]

Other assets - private equity funds	N/A	N/A	28,792	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 75 to 80 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value

[4]	Interest rate yields determined using a spread of 700 basis points over comparable municipal securities of varying durations.

[5]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

[6]	Amortized cost reduced by other-than-temporary impairments recorded in earnings. See Note 2 for additional discussion.

The fair value of these securities measured at fair value using significant unobservable inputs are sensitive primarily to changes in interest rate spreads. At September 30, 2012, for tax-exempt securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yields for comparable securities would result in an additional decrease in the fair value of $285 thousand. For taxable securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yield for comparable securities would result in an additional decrease in the fair value of $53 thousand. For municipal and other tax-exempt securities rated below investment grade by at least one of the nationally-recognized rating agencies, a 100 basis point increase in the spread over average yields for comparable securities would result in an additional decrease in the fair value of these securities of $363 thousand.

The following represents the changes for the three months ended September 30, 2012 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance, June 30, 2012	$41,662	$5,388	$31,492
Purchases and capital calls	—	—	476
Redemptions and distributions	1	—	(3,906)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	730
Gain on available for sale securities, net	—	—	—
Other-than-temporary impairment losses	—	—	—
Other comprehensive gain (loss)	(384)	12	—
Balance, September 30, 2012	$41,279	$5,400	$28,792

The following represents the changes for the nine months ended September 30, 2012 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance, December 31, 2011	$42,353	$5,900	$30,902
Purchases and capital calls	—	—	2,385
Redemptions and distributions	(462)	(500)	(7,072)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	2,577
Gain on available for sale securities, net	1	—	—
Other-than-temporary impairment losses	—	—	—
Other comprehensive (loss)	(613)	—	—
Balance, September 30, 2012	$41,279	$5,400	$28,792

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2011 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$29,200	$29,466	$29,327	Discounted cash flows[1]	Interest rate spread	1.00%-1.50% (1.33%)	[2]
						98.79%-99.60% (99.24%)	[3]
Below investment grade	17,000	13,026	13,026	Discounted cash flows[1]	Interest rate spread	6.25%-9.58% (6.93%)	[4]
						76.45%-76.99% (76.62%)	[3]
Total municipal and other tax-exempt securities	46,200	42,492	42,353
Other debt securities	5,900	5,900	5,900	Discounted cash flows[1]	Interest rate spread	1.60%-1.80% (1.76%)	[5]
						100% (100%)	[3]

Other assets - private equity funds	N/A	N/A	30,902	Net asset value reported by underlying fund	Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 75 to 80 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value

[4]	Interest rate yields determined using a spread of 600 basis points over comparable municipal securities of varying durations.

[5]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

[6]	Amortized cost reduced by other-than-temporary impairments recorded in earnings. See Note 2 for additional discussion.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2011 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$29,750	$29,643	$29,532	Discounted cash flows[1]	Interest rate spread	1.00%-1.30% (1.21%)	[2]
						98.99%-98.48% (99.35%)	[3]
Below investment grade	17,000	14,063	14,180	Discounted cash flows[1]	Interest rate spread	6.25%-9.55% (6.66%)	[4]
						83.35%-83.57% (83.41%)	[3]
Total municipal and other tax-exempt securities	46,750	43,706	43,712
Other debt securities	5,900	5,900	5,900	Discounted cash flows[1]	Interest rate spread	1.60%-1.73% (1.70%)	[5]
						100% (100%)	[3]

Other assets - private equity funds	N/A	N/A	33,415	Net asset value reported by underlying fund	Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 75 to 80 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value

[4]	Interest rate yields determined using a spread of 600 basis points over comparable municipal securities of varying durations.

[5]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

[6]	Amortized cost reduced by other-than-temporary impairments recorded in earnings. See Note 2 for additional discussion.

The following represents the changes for the three months ended September 30, 2011 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance, June 30, 2011	$43,658	$5,893	$28,313
Purchases, and capital calls	—	—	813
Redemptions and distributions	(100)	—	(714)
Gain (loss) recognized in earnings
Brokerage and trading revenue	—	—	—
Gain (loss) on other assets, net	—	—	701
Gain on available for sale securities, net	1	—	—
Other-than-temporary impairment losses	—	—	—
Other comprehensive (loss)	153	7	—
Balance, September 30, 2011	$43,712	$5,900	$29,113

The following represents the changes for the nine months ended September 30, 2011 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance, December 31, 2010	$47,093	$6,400	$25,436
Purchases and capital calls	7,520	—	2,465
Redemptions and distributions	(10,075)	(500)	(2,899)
Gain (loss) recognized in earnings
Brokerage and trading revenue	(576)	—	—
Gain (loss) on other assets, net	—	—	4,111
Gain on available for sale securities, net	19	—	—
Other-than-temporary impairment losses	(521)	—	—
Other comprehensive (loss)	252	—	—
Balance, September 30, 2011	$43,712	$5,900	$29,113

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets with a balance at June 30, 2012 for which the fair value was adjusted during the nine months ended September 30, 2012:

	Carrying Value at September 30, 2012			Fair Value Adjustments for the three months ended September 30, 2012 Recognized in:			Fair Value Adjustments for the nine months ended September 30, 2012 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Gross charge-offs against accrual for recourse loans	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Gross charge-offs against accrual for recourse loans	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$25,521	$1,655	$3,915	$199	$—	$10,797	$394	$—
Goodwill	—	—
Real estate and other repossessed assets	—	38,386	6,617	—	—	4,398	—	—	11,068

The fair value of collateral-dependent impaired loans and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals. Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data.  Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs. Non-recurring fair value measurements of collateral-dependent impaired loans and real estate and other repossessed assets based on significant unobservable inputs are generally due to estimate of current fair values between appraisal dates. Significant unobservable inputs include listing prices for the same or comparable assets, uncorroborated expert opinions or management's knowledge of the collateral or industry. These inputs are developed by asset management and workout professional and approved by senior Credit Administration executives.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2012 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,655	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	6,617	Listing value, less cost to sell	Marketability adjustments off appraised value	68%-100% (85%)[1]

[1]
$796 thousand of real estate and other repossessed assets at September 30, 2012 are based on uncorroborated expert opinions or management's knowledge of the collateral or industry and do not have an independently appraised value.

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2011 for which the fair value was adjusted during the nine months ended September 30, 2011:

	Carrying Value at September 30, 2011			Fair Value Adjustments for the Three Months Ended September 30, 2011 Recognized in:			Fair Value Adjustments for the Nine Months Ended September 30, 2011 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Gross charge-offs against accrual for recourse loans	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Gross charge-offs against accrual for recourse loans	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$13,605	$2,086	$3,734	$305	$—	$4,090	$305	$—
Real estate and other repossessed assets	—	24,968	—	—	—	4,052	—	—	11,683

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2011 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$2,086	Appraised value, as adjusted	Adjustments to appraised value	0%-41%(17%)

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2012 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$615,494				$615,494
Trading securities:
Obligations of the U.S. government	3,100				3,100
U.S. agency residential mortgage-backed securities	119,835				119,835
Municipal and other tax-exempt securities	58,150				58,150
Other trading securities	23,157				23,157
Total trading securities	204,242				204,242
Investment securities:
Municipal and other tax-exempt	155,144				159,464
U.S. agency residential mortgage-backed securities	91,911				95,128
Other debt securities	185,059				205,766
Total investment securities	432,114				460,358
Available for sale securities:
U.S. Treasury	1,002				1,002
Municipal and other tax-exempt	87,969				87,969
U.S. agency residential mortgage-backed securities	10,654,821				10,654,821
Privately issued residential mortgage-backed securities	331,722				331,722
Commercial mortgage-backed securities guaranteed by U.S. government agencies	339,095				339,095
Other debt securities	36,456				36,456
Perpetual preferred stock	25,288				25,288
Equity securities and mutual funds	30,081				30,081
Total available for sale securities	11,506,434				11,506,434
Fair value option securities:
U.S. agency residential mortgage-backed securities	305,445				305,445
Corporate debt securities	26,442				26,442
Total fair value option securities	331,887				331,887
Residential mortgage loans held for sale	325,102				325,102
Loans:
Commercial	7,273,217	0.25 - 30.00	0.64	0.58 - 3.50	7,232,761
Commercial real estate	2,165,526	0.38 - 18.00	0.93	1.30 - 3.17	2,142,239
Residential mortgage	2,018,980	0.38 - 18.00	3.31	0.99 - 3.17	2,084,251
Consumer	374,644	0.38 - 21.00	0.32	1.43 - 3.69	368,546
Total loans	11,832,367				11,827,797
Allowance for loan losses	(233,756)				—
Net loans	11,598,611				11,827,797
Mortgage servicing rights	89,653				89,653
Derivative instruments with positive fair value, net of cash margin	472,783				472,783
Other assets – private equity funds	28,791				28,791
Deposits with no stated maturity	16,120,541				16,120,541
Time deposits	3,022,326	0.01 - 9.64	2.14	0.85 - 1.15	3,099,183
Other borrowings	3,429,575	0.09 - 5.25	—	0.09 - 2.67	3,420,135
Subordinated debentures	347,592	1.12 - 5.00	3.79	2.26%	345,852
Derivative instruments with negative fair value, net of cash margin	435,497				435,497

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2011 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$986,365				$986,365
Trading securities:
Obligations of the U.S. government	22,203				22,203
U.S. agency residential mortgage-backed securities	12,379				12,379
Municipal and other tax-exempt securities	39,345				39,345
Other trading securities	2,873				2,873
Total trading securities	76,800				76,800
Investment securities:
Municipal and other tax-exempt	128,697				133,670
U.S. agency residential mortgage-backed securities	121,704				120,536
Other debt securities	188,835				208,451
Total investment securities	439,236				462,657
Available for sale securities:
U.S. Treasury	1,006				1,006
Municipal and other tax-exempt	68,837				68,837
U.S. agency residential mortgage-backed securities	9,588,177				9,588,177
Privately issued residential mortgage-backed securities	419,166				419,166
Other debt securities	36,495				36,495
Perpetual preferred stock	18,446				18,446
Equity securities and mutual funds	47,238				47,238
Total available for sale securities	10,179,365				10,179,365
Fair value option securities:
U.S. agency residential mortgage-backed securities	626,109				626,109
Corporate debt securities	25,117				25,117
Total fair value option securities	651,226				651,226
Residential mortgage loans held for sale	188,125				188,125
Loans:
Commercial	6,571,454	0.25 - 30.00%	0.57	0.63 - 3.85%	6,517,795
Commercial real estate	2,279,909	0.38 - 18.00%	1.26	0.28 - 3.51%	2,267,375
Residential mortgage	1,970,461	0.38 - 18.00%	3.26	1.14 - 3.70%	2,034,898
Consumer	447,919	0.38 - 21.00%	0.42	1.88 - 3.88%	436,490
Total loans	11,269,743				11,256,558
Allowance for loan losses	(253,481)				—
Net loans	11,016,262				11,256,558
Mortgage servicing rights	86,783				86,783
Derivative instruments with positive fair value, net of cash margin	293,859				293,859
Other assets – private equity funds	30,902				30,902
Deposits with no stated maturity	15,380,598				15,380,598
Time deposits	3,381,982	0.01 - 9.64%	2.07	1.02 - 1.43%	3,441,610
Other borrowings	2,370,867	0.25 - 6.58%	—	0.04 - 2.76%	2,369,224
Subordinated debentures	398,881	5.19 - 5.82%	1.44	3.29%	411,243
Derivative instruments with negative fair value, net of cash margin	236,522				236,522

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2011 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$972,881				$972,881
Trading securities:
Obligations of the U.S. government	1,839				1,839
U.S. agency residential mortgage-backed securities	49,501				49,501
Municipal and other tax-exempt securities	57,431				57,431
Other trading securities	888				888
Total trading securities	109,659				109,659
Investment securities:
Municipal and other tax-exempt	133,394				138,461
U.S. agency residential mortgage-backed securities	130,668				130,614
Other debt securities	188,590				214,159
Total investment securities	452,652				483,234
Available for sale securities:
U.S. Treasury	1,006				1,006
Municipal and other tax-exempt	70,195				70,195
U.S. agency residential mortgage-backed securities	9,016,877				9,016,877
Privately issued residential mortgage-backed securities	457,332				457,332
Other debt securities	5,900				5,900
Perpetual preferred stock	19,080				19,080
Equity securities and mutual funds	49,241				49,241
Total available for sale securities	9,619,631				9,619,631
Fair value option securities:
U.S. agency residential mortgage-backed securities	672,191				672,191
Corporate debt securities	—				—
Total fair value option securities	672,191				672,191
Residential mortgage loans held for sale	256,397				256,397
Loans:
Commercial	6,475,689	0.25 - 30.00%	0.56	0.64 - 3.81%	6,406,679
Commercial real estate	2,259,902	0.38 - 18.00%	1.23	0.28 - 3.39%	2,227,367
Residential mortgage	1,911,896	0.38 - 18.00%	3.24	0.88 - 3.78%	1,984,949
Consumer	477,082	0.38 - 21.00%	0.48	1.90 - 3.68%	477,058
Total loans	11,124,569				11,096,053
Allowance for loan losses	(271,456)				—
Net loans	10,853,113				11,096,053
Mortgage servicing rights	87,948				87,948
Derivative instruments with positive fair value, net of cash margin	370,616				370,616
Other assets – private equity funds	29,113				29,113
Deposits with no stated maturity	14,884,552				14,884,552
Time deposits	3,554,470	0.01 - 9.64%	2.02	0.87 - 1.28%	3,620,327
Other borrowings	2,605,737	0.25 - 6.58%	—	0.06 - 2.70%	2,605,739
Subordinated debentures	398,834	5.19 - 5.82%	1.67	3.24%	413,701
Derivative instruments with negative fair value, net of cash margin	341,822				341,822

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $193 million at September 30, 2012, $207 million at December 31, 2011 and $250 million at September 30, 2011.

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

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at September 30, 2012, December 31, 2011 or September 30, 2011.

Fair Value Election

As more fully disclosed in Note 2 and Note 6 to the Consolidated Financial Statements, the Company has elected to carry all residential mortgage-backed securities which have been designated as economic hedges against changes in the fair value of mortgage servicing rights, certain corporate debt securities economically hedged by derivative contracts to manage interest rate risk and all residential mortgage loans originated for sale at fair value. Changes in the fair value of these financial instruments are recognized in earnings.

(13) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amount:
Federal statutory tax	$46,771	$44,963	$145,234	$120,062
Tax exempt revenue	(1,398)	(1,395)	(3,996)	(4,089)
Effect of state income taxes, net of federal benefit	3,640	2,593	10,210	7,969
Utilization of tax credits	(718)	(602)	(3,282)	(1,695)
Bank-owned life insurance	(931)	(950)	(2,886)	(2,914)
Reduction of tax accrual	(950)	(1,764)	(950)	(1,764)
Other, net	(636)	161	117	3,546
Total	$45,778	$43,006	$144,447	$121,115

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Percent of pretax income:
Federal statutory tax	35%	35%	35%	35%
Tax exempt revenue	(1)	(1)	(1)	(1)
Effect of state income taxes, net of federal benefit	3	2	2	2
Utilization of tax credits	(1)	(1)	(1)	—
Bank-owned life insurance	(1)	(1)	(1)	(1)
Reduction of tax accrual	(1)	(1)	—	(1)
Other, net	—	—	1	1
Total	34%	33%	35%	35%

During the first quarter of 2012, the Internal Revenue Service completed an audit of the Company's federal income tax return for the year ended December 31, 2008 with no adjustments.
(14) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2012 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements other than those previously discussed in Note 8.

Nine-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Revenue/ Expense[1]	Yield/ Rate	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Funds sold and resell agreements	$16,142	$9	0.07%	$13,916	$12	0.12%
Trading securities	123,790	1,697	1.83%	76,588	1,797	3.14%
Investment securities
Taxable[3]	291,551	12,840	5.88%	177,485	7,904	5.95%
Tax-exempt[3]	127,019	4,222	4.64%	164,670	5,997	4.88%
Total investment securities	418,570	17,062	5.52%	342,155	13,901	5.44%
Available for sale securities
Taxable[3]	10,286,996	180,721	2.46%	9,458,269	205,032	2.99%
Tax-exempt[3]	81,052	2,880	4.83%	68,339	2,670	5.22%
Total available for sale securities[3]	10,368,048	183,601	2.47%	9,526,608	207,702	3.01%
Fair value option securities	408,853	7,684	2.59%	503,988	13,772	3.94%
Residential mortgage loans held for sale	212,757	5,862	3.68%	139,142	4,460	4.29%
Loans[2]	11,597,586	388,274	4.47%	10,736,544	378,726	4.72%
Less: allowance for loan losses	242,067			290,596
Loans, net of allowance	11,355,519	388,274	4.57%	10,445,948	378,726	4.85%
Total earning assets[3]	22,903,679	604,189	3.60%	21,048,345	620,370	4.00%
Cash and other assets	2,979,993			3,061,471
Total assets	$25,883,672			$24,109,816

Liabilities and equity
Interest-bearing deposits:
Transaction	$8,938,958	$10,804	0.16%	$9,374,413	$19,202	0.27%
Savings	256,151	416	0.22%	209,816	573	0.37%
Time	3,148,858	38,585	1.64%	3,622,287	49,834	1.84%
Total interest-bearing deposits	12,343,967	49,805	0.54%	13,206,516	69,609	0.70%
Funds purchased	1,585,663	1,618	0.14%	995,213	731	0.10%
Repurchase agreements	1,130,576	811	0.10%	1,065,192	2,049	0.26%
Other borrowings	85,569	2,604	4.06%	153,511	4,397	3.83%
Subordinated debentures	369,099	11,539	4.18%	398,767	16,745	5.61%
Total interest-bearing liabilities	15,514,874	66,377	0.57%	15,819,199	93,531	0.79%
Non-interest bearing demand deposits	6,283,126			4,638,405
Other liabilities	1,201,901			1,000,211
Total equity	2,883,771			2,652,001
Total liabilities and equity	$25,883,672			$24,109,816

Tax-equivalent Net Interest Revenue[3]		$537,812	3.03%		$526,839	3.21%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			3.20%			3.40%
Less tax-equivalent adjustment[1]		6,855			6,815
Net Interest Revenue		530,957			520,024
Provision for (reduction of) allowance for credit losses		(8,000)			8,950
Other operating revenue		503,485			433,001
Other operating expense		627,487			601,040
Income before taxes		414,955			343,035
Federal and state income tax		144,447			121,115
Net income before non-controlling interest		270,508			221,920
Net income attributable to non-controlling interest		1,882			3,038
Net income attributable to BOK Financial Corp.		$268,626			$218,882
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$3.94			$3.20
Diluted		$3.92			$3.19

1.	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

2.	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.

3.	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	September 30, 2012			June 30, 2012
	Average Balance	Revenue/ Expense[1]	Yield/ Rate	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Funds sold and resell agreements	$17,837	$3	0.07%	$19,187	$4	0.08%
Trading securities	132,213	703	2.12%	143,770	548	1.53%
Investment securities
Taxable[3]	281,347	4,124	5.83%	290,557	4,282	5.93%
Tax-exempt[3]	127,299	1,212	4.12%	125,727	1,461	4.90%
Total investment securities	408,646	5,336	5.33%	416,284	5,743	5.63%
Available for sale securities
Taxable[3]	10,969,610	59,482	2.36%	10,007,368	61,583	2.52%
Tax-exempt[3]	88,445	1,044	4.70%	83,911	943	4.69%
Total available for sale securities[3]	11,058,055	60,526	2.38%	10,091,279	62,526	2.54%
Fair value option securities	336,160	1,886	2.27%	335,965	2,311	2.62%
Residential mortgage loans held for sale	264,024	2,310	3.48%	191,311	1,784	3.75%
Loans[2]	11,739,662	127,816	4.33%	11,614,722	132,391	4.58%
Less allowance for loan losses	231,177			242,605
Loans, net of allowance	11,508,485	127,816	4.42%	11,372,117	132,391	4.68%
Total earning assets[3]	23,725,420	198,580	3.47%	22,569,913	205,307	3.69%
Cash and other assets	2,862,752			2,968,604
Total assets	$26,588,172			$25,538,517
Liabilities and equity
Interest-bearing deposits:
Transaction	$8,719,648	$3,406	0.16%	$8,779,659	$3,572	0.16%
Savings	267,498	127	0.19%	259,386	147	0.23%
Time	3,068,870	12,384	1.61%	3,132,220	12,671	1.63%
Total interest-bearing deposits	12,056,016	15,917	0.53%	12,171,265	16,390	0.54%
Funds purchased	1,678,006	632	0.15%	1,740,354	674	0.16%
Repurchase agreements	1,112,847	281	0.10%	1,095,298	265	0.10%
Other borrowings	97,003	739	3.03%	86,667	853	3.96%
Subordinated debentures	352,432	2,475	2.79%	357,609	3,512	3.95%
Total interest-bearing liabilities	15,296,304	20,044	0.52%	15,451,193	21,694	0.56%
Non-interest bearing demand deposits	6,718,572			6,278,342
Other liabilities	1,626,643			940,249
Total equity	2,946,653			2,868,733
Total liabilities and equity	$26,588,172			$25,538,517
Tax-equivalent Net Interest Revenue[3]		$178,536	2.95%		$183,613	3.13%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			3.12%			3.30%
Less tax-equivalent adjustment[1]		2,509			2,252
Net Interest Revenue		176,027			181,361
Provision for (reduction of ) allowance for credit losses		—			(8,000)
Other operating revenue		179,944			187,035
Other operating expense		222,340			223,786
Income before taxes		133,631			152,610
Federal and state income tax		45,778			53,149
Net income before non-controlling interest		87,853			99,461
Net income (loss) attributable to non-controlling interest		471			1,833
Net income attributable to BOK Financial Corp.		$87,382			$97,628
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.28			$1.43
Diluted		$1.27			$1.43

1.	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

2.	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.

3.	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
March 31, 2012			December 31, 2011			September 30, 2011
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$11,385	$2	0.07%	$12,035	$3	0.10%	$12,344	$5	0.16%
95,293	446	1.88%	97,972	689	2.79%	88,576	637	2.85%

302,861	4,434	5.89%	314,217	4,677	5.91%	194,371	2,759	5.63%
128,029	1,549	4.87%	129,109	1,565	4.81%	135,256	1,683	4.94%
430,890	5,983	5.59%	443,326	6,242	5.59%	329,627	4,442	5.35%

9,876,508	59,656	2.48%	9,845,351	54,839	2.37%	9,586,411	66,040	2.82%
70,719	893	5.17%	69,172	896	5.14%	70,181	870	4.92%
9,947,227	60,549	2.50%	9,914,523	55,735	2.39%	9,656,592	66,910	2.83%
555,233	3,487	2.79%	660,025	4,877	2.98%	594,629	5,299	3.66%
182,372	1,768	3.90%	201,242	2,032	4.01%	156,621	1,616	4.09%
11,436,811	128,067	4.50%	11,152,315	130,736	4.65%	10,872,805	129,073	4.71%
252,538			266,473			285,570
11,184,273	128,067	4.61%	10,885,842	130,736	4.76%	10,587,235	129,073	4.84%
22,406,673	200,302	3.64%	22,214,965	200,314	3.69%	21,425,624	207,982	3.91%
3,109,910			3,422,475			3,196,114
$25,516,583			$25,637,440			$24,621,738

$9,319,978	$3,826	0.17%	$9,276,608	$4,213	0.18%	$9,310,046	$5,488	0.23%
241,442	142	0.24%	220,236	146	0.26%	214,979	183	0.34%
3,246,362	13,530	1.68%	3,485,059	14,922	1.70%	3,617,731	16,736	1.84%
12,807,782	17,498	0.55%	12,981,903	19,281	0.59%	13,142,756	22,407	0.68%
1,337,614	312	0.09%	1,197,154	186	0.06%	994,099	135	0.05%
1,183,778	265	0.09%	1,189,861	404	0.13%	1,128,275	495	0.17%
72,911	1,012	5.58%	88,489	1,059	4.75%	128,288	1,701	5.26%
397,440	5,552	5.62%	398,858	5,640	5.61%	398,812	5,627	5.60%
15,799,525	24,639	0.63%	15,856,265	26,570	0.66%	15,792,230	30,365	0.76%
5,847,682			5,588,596			5,086,538
1,034,143			1,422,092			1,004,564
2,835,233			2,770,487			2,738,406
$25,516,583			$25,637,440			$24,621,738
	$175,663	3.01%		$173,744	3.03%		$177,617	3.15%
		3.19%			3.20%			3.34%
	2,094			2,274			2,233
	173,569			171,470			175,384
	—			(15,000)			—
	140,381			138,027			173,977
	185,237			219,197			220,896
	128,713			105,300			128,465
	45,520			37,396			43,006
	83,193			67,904			85,459
	(422)			911			358
	$83,615			$66,993			$85,101

	$1.22			$0.98			$1.24
	$1.22			$0.98			$1.24

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011

Interest revenue	$196,071	$203,055	$198,208	$198,040	$205,749
Interest expense	20,044	21,694	24,639	26,570	30,365
Net interest revenue	176,027	181,361	173,569	171,470	175,384
Provision for (reduction of) allowance for credit losses	—	(8,000)	—	(15,000)	—
Net interest revenue after provision for (reduction of) credit losses	176,027	189,361	173,569	186,470	175,384
Other operating revenue
Brokerage and trading revenue	31,261	32,600	31,111	25,629	29,451
Transaction card revenue	27,788	26,758	25,430	25,960	31,328
Trust fees and commissions	19,654	19,931	18,438	17,865	17,853
Deposit service charges and fees	25,148	25,216	24,379	24,921	24,614
Mortgage banking revenue	50,266	39,548	33,078	25,438	29,493
Bank-owned life insurance	2,707	2,838	2,871	2,784	2,761
Other revenue	9,476	7,559	9,027	9,189	10,535
Total fees and commissions	166,300	154,450	144,334	131,786	146,035
Gain (loss) on other assets, net	125	2,990	(3,456)	1,682	351
Gain (loss) on derivatives, net	464	2,345	(2,473)	(174)	4,048
Gain (loss) on fair value option securities, net	6,192	6,852	(1,733)	222	17,788
Gain on available for sale securities, net	7,967	20,481	4,331	7,080	16,694
Total other-than-temporary impairment losses	—	(135)	(505)	(1,037)	(9,467)
Portion of loss reclassified from other comprehensive income	(1,104)	(723)	(3,217)	(1,747)	(1,833)
Net impairment losses recognized in earnings	(1,104)	(858)	(3,722)	(2,784)	(11,300)
Total other operating revenue	179,944	186,260	137,281	137,812	173,616
Other operating expense
Personnel	122,775	122,297	114,769	121,129	103,260
Business promotion	6,054	6,746	4,388	5,868	5,280
Contribution to BOKF Charitable Foundation	—	—	—	—	4,000
Professional fees and services	7,991	8,343	7,599	7,664	7,418
Net occupancy and equipment	16,914	16,906	16,023	16,826	16,627
Insurance	3,690	4,011	3,866	3,636	2,206
Data processing and communications	26,486	25,264	22,144	26,599	24,446
Printing, postage and supplies	3,611	3,903	3,311	3,637	3,780
Net losses and operating expenses of repossessed assets	5,706	5,912	2,245	6,180	5,939
Amortization of intangible assets	742	545	575	895	896
Mortgage banking costs	11,566	11,173	7,573	10,154	9,349
Change in fair value of mortgage servicing rights	9,576	11,450	(7,127)	5,261	24,822
Other expense	7,229	6,461	6,771	11,133	12,512
Total other operating expense	222,340	223,011	182,137	218,982	220,535
Income before taxes	133,631	152,610	128,713	105,300	128,465
Federal and state income tax	45,778	53,149	45,520	37,396	43,006
Net income before non-controlling interest	87,853	99,461	83,193	67,904	85,459
Net income (loss) attributable to non-controlling interest	471	1,833	(422)	911	358
Net income attributable to BOK Financial Corp.	$87,382	$97,628	$83,615	$66,993	$85,101

Earnings per share:
Basic	$1.28	$1.43	$1.22	$0.98	$1.24
Diluted	$1.27	$1.43	$1.22	$0.98	$1.24
Average shares used in computation:
Basic	67,966,700	67,472,665	67,665,300	67,526,009	67,827,591
Diluted	68,334,989	67,744,828	67,941,895	67,774,721	68,037,419

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 8 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2012	24,823	$58.32	—	1,960,504
August 1 to August 31, 2012	5,901	$58.78	—	1,960,504
September 1 to September 30, 2012	114,926	$58.08	—	1,960,504
Total	145,650		—

[1]
On April 24, 2012, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock. As of September 30, 2012, the Company had repurchased 39,496 shares under this plan.

[2]	The Company routinely repurchases mature shares from employees to cover the exercise price and taxes in connection with employee stock option exercises.

Item 6. Exhibits

10.7.14
BOK Financial Corporation 2003 Executive Incentive Plan, as amended and restated, for the Chief Executive Officer and for Direct Reports to the Chief Executive Officer, incorporated by reference to the Schedule 14 A Definitive Proxy Statement filed on March 15, 2011.

10.7.15	BOK Financial Corporation 2011 True-Up Plan, for the Chief Executive Officer and his Direct Reports, incorporated by reference to the Schedule 14A Definitive Proxy Statement filed on March 15, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(a)	Credit Agreement dated June 9, 2011 between BOK Financial Corporation and participating lenders, filed herewith.

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

Date:        November 6, 2012

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer