Form 10-K
period 2012-12-31
BOK FINANCIAL CORP ET AL
filed 2013-02-27
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Large accelerated filer  ☒                 Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $1.5 billion (based on the June 30, 2012 closing price of Common Stock of $58.20 per share). As of January 31, 2013, there were 68,369,705 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2012

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial Corporation (“BOK Financial” or “the Company”) are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the Bank Holding Company Act of 1956 (“BHCA”), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act. BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri.

BOKF, NA (“the Bank”) is a wholly owned subsidiary bank of BOK Financial. Operating divisions of the Bank include Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Kansas City, Bank of Oklahoma, Bank of Texas and Colorado State Bank and Trust. Other wholly owned subsidiaries of BOK Financial include BOSC, Inc., a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting. Other non-bank subsidiary operations do not have a significant effect on the Company’s financial statements.

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma through expansion into other high-growth markets in contiguous states. We operate primarily in the metropolitan areas of Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona, and Kansas City, Kansas/Missouri. Our acquisition strategy targets fairly priced quality organizations with demonstrated solid growth that would supplement our principal lines of business. We provide additional growth opportunities by hiring talent to enhance competitiveness, adding locations and broadening product offerings. Our operating philosophy embraces local decision-making in each of our geographic markets while adhering to common Company standards.

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Commercial banking represents a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management. We also offer derivative products for customers to use in managing their interest rate and foreign exchange risk. Our diversified base of revenue sources is designed to generate returns in a range of economic situations. Historically, fees and commissions provide 40 to 45% of our total revenue. Approximately 47% of our revenue came from fees and commission in 2012.

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

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of December 31, 2012.

We are the largest financial institution in the state of Oklahoma with 14% of the state’s total deposits. Bank of Oklahoma has 31% and 12% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 2% in the Dallas, Fort Worth area and 1% in the Houston area. Bank of Albuquerque has a number three market share position with 11% of deposits in the Albuquerque area and competes with five large national banks, some regional banks and several locally-owned smaller community banks. Colorado State Bank and Trust has a market share of approximately 2% in the Denver area. Bank of Arkansas serves Benton and Washington counties in Arkansas with a market share of approximately 3%. Bank of Arizona operates as a community bank with locations in Phoenix, Mesa and Scottsdale and Bank of Kansas City serves the Kansas City, Kansas/Missouri market. The Company’s ability to expand into additional states remains subject to various federal and state laws.

Employees

As of December 31, 2012, BOK Financial and its subsidiaries employed 4,704 full-time equivalent employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

Supervision and Regulation

BOK Financial and its subsidiaries are subject to extensive regulations under federal and state laws. These regulations are designed to promote safety and soundness, protect consumers and ensure the stability of the banking system as a whole. The purpose of these regulations is not necessarily to protect shareholders and creditors. As detailed below, these regulations require the Company and its subsidiaries to maintain certain capital balances and require the Company to provide financial support to its subsidiaries. These regulations may restrict the Company’s ability to diversify, to acquire other institutions and to pay dividends on its capital stock. These regulations also include requirements on certain programs and services offered to our customers, including restrictions on fees charged for certain services.

The following information summarizes certain existing laws and regulations that affect the Company’s operations. It does not summarize all provisions of these laws and regulations and does not include all laws and regulations that affect the Company presently or in the future.

General

As a financial holding company, BOK Financial is regulated under the BHCA and is subject to regular inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, BOK Financial files quarterly reports and other information with the Federal Reserve Board.

The Bank is organized as a national banking association under the National Banking Act, and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Reserve Board, the Consumer Financial Protection Bureau and other federal and state regulatory agencies. The OCC has primary supervisory responsibility for national banks and must approve certain corporate or structural changes, including changes in capitalization, payment of dividends, change of place of business, and establishment of a branch or operating subsidiary. The OCC performs examinations concerning safety and soundness, the quality of management and directors, information technology and compliance with applicable regulations. The National Banking Act authorizes the OCC to examine every national bank as often as necessary.

A financial holding company, and the companies under its control, are permitted to engage in activities considered “financial in nature” as defined by the BHCA, Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. Activities that are “financial in nature” include securities underwriting and dealing, insurance underwriting, merchant banking, operating a mortgage company, performing certain data processing operations, servicing loans and other extensions of credit, providing investment and financial advice, owning and operating savings and loan associations, and leasing personal property on a full pay-out, non-operating basis. In order for a financial holding company to commence any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least satisfactory in its most recent examination under the Community Reinvestment Act. A financial holding company is required to notify the Federal Reserve Board within thirty days of engaging in new activities determined to be “financial in nature.” BOK Financial is engaged in some of these activities and has notified the Federal Reserve Board.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law, giving federal banking agencies authority to increase regulatory capital requirements, impose additional rules and regulations over consumer financial products and services and limit the amount of interchange fees that may be charged in an electronic debit transaction. In addition, the Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance and provided unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand deposit accounts. It also repealed prohibitions on payment of interest on demand deposits, which could impact how interest is paid on business transaction and other accounts. Further, the Dodd-Frank Act prohibits banking entities from engaging in proprietary trading and restricts banking entities sponsorship of or investment in private equity funds and hedge funds. Many of the regulations required to implement the Dodd-Frank Act have yet to be adopted and the full impact of this legislation on fee income and operating expense remains unknown. However, the potential reduction in revenue and increase in costs could be significant.

The Durbin Amendment to the Dodd-Frank Act required that interchange fees on electronic debit transactions paid by merchants must be “reasonable and proportional to the cost incurred by the issuer” and prohibited card network rules that have limited price competition among networks. Effective October 1, 2011, the Federal Reserve issued its final ruling to implement the Durbin Amendment. This ruling established a cap on interchange fees banks with more than $10 billion in total assets can charge merchants for certain debit card transactions.  The Durbin Amendment interchange fee cap reduced annual non-interest income by approximately $19 million. See additional discussion in Management's Discussion and Analysis of Other Operating Revenue following. The Durbin Amendment also requires all banks to comply with the prohibition on network exclusivity and routing requirements. Debit card issuers are required to make at least two unaffiliated networks available to merchants. The final network exclusivity and routing requirements, which became effective April 1, 2012, did not have a significant impact on the Company.

The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. Established July 21, 2011, the CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The CFPB issued mortgage servicing standards and mortgage lending rules, including “qualified mortgage” that are designed to protect consumers and ensure the reliability of mortgages. Those rules are effective in early 2014.

The proposed Volcker Rule in Title VI of the Dodd-Frank Act which prohibits banking entities from engaging in proprietary trading as defined by the Dodd-Frank Act and restricts sponsorship of, or investment in, private equity funds and hedge funds, subject to limited exceptions. Based on the proposed rules, we expect the Company’s trading activity to be largely unaffected, as our trading activities, as defined by the Volcker Rule, are done for the benefit of the customers and securities traded are mostly exempted under the proposed rules. The Company’s private equity investment activity may be curtailed, but, is not expected to result in a material impact to the Company’s financial statements. A compliance program will be required for activities permitted under the proposed rules resulting in additional operating and compliance costs to the Company.

Title VII of the Dodd-Frank Act subjects nearly all derivative transactions to the regulations of the Commodity Futures Trading Commission (“CFTC”) or SEC. This includes registration, recordkeeping, reporting, capital, margin and business conduct requirements on swap dealers and major swap participants. In 2012, the CFTC and SEC both approved interim final rules on the definition "swap" and “swap dealer" which were effective October 2012. Under these rules, entities transacting in less than $8 billion in notional value of swaps over any 12 month period during the first three years after these rules are effective will be exempt from the definition of "swap dealer." After that three year period, this threshold may be reduced to $3 billion subject to the results of studies the commissions intend to undertake once the derivative rules are effective. The Company currently estimates that the nature and volume of swap activity will not require it to register as a swap dealer any time prior to October 2015. Although the ultimate impact of Title VII remains uncertain, we currently believe its full implementation is likely not to impose significantly higher compliance costs on the Company.

Some of the Company’s subsidiaries conduct underwriting and broker-dealer activities which are subject to regulation by the SEC, FINRA regulations, as well as other regulatory agencies. Such regulations generally include licensing of certain personnel, customer interactions, and trading operations.

As consumer compliance expectations increase with new regulation and increased oversight, the Company is increasing its investment in compliance management systems, including the appointment of a new Chief Compliance Officer effective January 1, 2013.

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

The Federal Reserve Board risk-based guidelines currently define a three-tier capital framework. Core capital (Tier 1) includes common shareholders' equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments. Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Market risk capital (Tier 3) includes qualifying unsecured subordinated debt. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution's Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2012, BOK Financial's Tier 1 and total capital ratios under these guidelines were 12.78% and 15.13%, respectively.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. BOK Financial's leverage ratio at December 31, 2012 was 9.01%.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under these guidelines, the Bank was considered well capitalized as of December 31, 2012.

The federal regulatory authorities' current risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BCBS”). The BCBS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply.

On September 12, 2010, the Group of Governors and Heads of Supervision (“GHOS”), the oversight body of the BCBS, announced changes to strengthen the existing capital and liquidity requirements of internationally-active banking organizations commonly referred to as Basel III. In June 2012, federal banking regulators issued a Notice of Proposed Rulemaking that will incorporate Basel III capital changes for substantially all U.S. banking organizations. If adopted as proposed, these changes will establish a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus a capital conservation buffer. Our estimated Tier 1 common equity ratio based on existing Basel I standards was 12.59% at December 31, 2012. Our estimated Tier 1 common equity ratio under a fully phased in Basel III framework is approximately 12.15%, nearly 515 basis points above the 7% regulatory threshold. This estimate is subject to interpretation of rules that are not yet final. Additionally, the proposed definition of Tier 1 common equity includes unrealized gains and losses on available for sale securities which will vary based on market conditions.

In accordance with the Dodd-Frank Act, the Federal Reserve must publish regulations that require bank holding companies with $10 billion to $50 billion in assets to perform annual capital stress tests. The requirements for annual capital stress tests will become effective for the Company in the fourth quarter of 2014 with public disclosure of specified results to occur in June of 2015. The resulting capital stress test process may place constraints on capital distributions or require increases in regulatory capital under certain circumstances.

Further discussion of regulatory capital, including regulatory capital amounts and ratios, is set forth under the heading “Liquidity and Capital” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Company's Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

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

In November, 2009 the FDIC required insured institutions to prepay over three years of estimated insurance assessments in order to strengthen the cash position of the DIF.  Any prepaid assessment not exhausted as of June 30, 2013 will be returned. The Bank prepaid $78 million of deposit insurance assessments. As of December 31, 2012, $30 million of prepaid deposit insurance assessments remain and are included in Other assets on the Consolidated Balance Sheet of the Company.

Dividends

A key source of liquidity for BOK Financial is dividends from the Bank, which is limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years and further restricted by minimum capital requirements. Based on the most restrictive limitations as well as management’s internal capital policy, the Bank had excess regulatory capital and could declare up to $48 million of dividends without regulatory approval as of December 31, 2012. This amount is not necessarily indicative of amounts that may be available to be paid in future periods.

Source of Strength Doctrine

According to Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support.

Transactions with Affiliates

The Federal Reserve Board regulates transactions between the Company and its subsidiaries. Generally, the Federal Reserve Act and Regulation W, as amended by the Dodd-Frank Act, limit the Company’s banking subsidiary and its subsidiaries, to lending and other “covered transactions” with affiliates. The aggregate amount of covered transactions a banking subsidiary or its subsidiaries may enter into with an affiliate may not exceed 10% of the capital stock and surplus of the banking subsidiary. The aggregate amount of covered transactions with all affiliates may not exceed 20% of the capital stock and surplus of the banking subsidiary.

Covered transactions with affiliates are also subject to collateralization requirements and must be conducted on arm’s length terms. Covered transactions include (a) a loan or extension of credit by the banking subsidiary, including derivative contracts, (b) a purchase of securities issued to a banking subsidiary, (c) a purchase of assets by the banking subsidiary unless otherwise exempted by the Federal Reserve, (d) acceptance of securities issued by an affiliate to the banking subsidiary as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by the banking subsidiary on behalf of an affiliate. Effective July 21, 2012, the Dodd-Frank Act expanded the scope of the Covered Transaction Rules. These expanded rules may further restrict transactions between BOKF’s subsidiaries.

Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act (“BSA”) and the The USA PATRIOT Act of 2001 (“PATRIOT Act”) imposes many requirements on financial institutions in the interest of national security and law enforcement. BSA requires banks to maintain records and file suspicious activity reports that are of use to law enforcement and regulators in combating money laundering and other financial crimes. The Company must have a designated BSA Officer, internal controls, independent testing and training programs commensurate with the size and risk profile of the Company. As part of its internal control program, the Company is expected to have effective customer due diligence and enhanced due diligence requirements for high-risk customers, as well as processes to prohibit transaction with entities subject to Office of Foreign Asset Control sanctions. Documentation and recordkeeping requirements, as well as system requirements, aimed identifying and reporting suspicious activity reporting, must increase with the Company's size and complexity.

The Company has a low tolerance for customers, products or services that pose a more-than-normal degree of risk for financial crimes. However, as drug cartels, criminal organizations and terrorist regimes seeking to launder money through the U.S. financial systems have become more sophisticated, the Company is making significant investments in suspicious activity monitoring systems and other program elements, including staffing.

Failure to implement or maintain adequate programs and controls to combat terrorist financing and money laundering may have serious legal and reputational consequences.

Governmental Policies and Economic Factors

The operations of BOK Financial and its subsidiaries are affected by legislative changes and by the policies of various regulatory authorities and, in particular, the policies of the Federal Reserve Board. The Federal Reserve Board has statutory objectives to maximize employment and maintain price stability. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are: open-market operations in U.S. Government securities, changes in the discount rate and federal funds rate on bank borrowings, and changes in reserve requirements on bank deposits. The effect of future changes in such policies on the business and earnings of BOK Financial and its subsidiaries is uncertain.

In response to the significant recession in business activity which began in 2007, the Federal Reserve took aggressive actions to reduce interest rates and provide liquidity. While many of the crisis-related programs have expired or been closed, the Federal Reserve continues to put downward pressure on longer-term interest rates through purchases of longer-term securities. Additionally, the government continues to enact economic stimulus legislation and policies, including increases in government spending, reduction of certain taxes and home affordability programs. The Federal Reserve has indicated its intention to maintain historically low interest rates for the foreseeable future. The short-term effectiveness and long-term impact of these programs on the economy in general and on BOK Financial Corporation in particular are uncertain.

Foreign Operations

BOK Financial does not engage in operations in foreign countries, nor does it lend to foreign governments.
ITEM 1A.   RISK FACTORS

The United States economy experienced a significant recession from 2007 to 2009. Business activity across a wide range of industries and geographic regions decreased and unemployment increased significantly. The financial services industry and capital markets were adversely affected by significantly declining asset values, rising delinquencies and defaults, and restricted liquidity. Numerous financial institutions failed or required a significant amount of government assistance due to credit losses and liquidity shortages. The rate of economic recovery remains slow and unemployment has remained persistently high. The Federal Reserve Board continues to take steps to promote more robust economic growth including maintaining a historically low federal funds rate for an extended period of time and promoting low intermediate and long-term interest rates. The current effect of these actions reduces earnings by narrowing net interest margins as maturing fixed-rate loans are refinanced and cash flow from the securities portfolio are reinvested at lower current rates. The long-term effect subjects banks to future interest rate risk once rates increase to more normal levels.

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

At December 31, 2012, 44% of our loan portfolio is attributed to businesses and individuals in the state of Oklahoma and 32% is attributed to businesses and individuals in the state of Texas. Poor economic conditions in Oklahoma, Texas or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations and other sources of fee-based revenue.

Adverse economic factors affecting particular industries could have a negative effect on BOK Financial customers and their ability to make payments to BOK Financial.

Certain industry-specific economic factors also affect BOK Financial. For example, 20% of BOK Financial's total loan portfolio at December 31, 2012 is comprised of loans to borrowers in the energy industry, which is historically a cyclical industry. Low commodity prices may adversely affect that industry and, consequently, may affect BOK Financial's business negatively. The effect of volatility in commodity prices on our customer derivatives portfolio could adversely affect our liquidity and regulatory capital. In addition, BOK Financial's loan portfolio includes commercial real estate loans. A downturn in the real estate industry in general or in certain segments of the commercial real estate industry in Oklahoma and the southwest region could also have an adverse effect on BOK Financial's operations.

Adverse global economic factors could have a negative effect on BOK Financial customers and counterparties.

Poor economic conditions globally, including those of the European Union, could impact BOK Financial’s customers and counterparties with which we do business. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $6.6 million at December 31, 2012. In addition, we have an aggregate gross exposure to internationally active domestic financial institutions of approximately $270 million at December 31, 2012. The financial condition of these institutions is monitored on an on-going basis. We have not identified any significant customer exposures to European sovereign debt or European financial institutions.

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

A significant increase in market interest rates, or the perception that an increase may occur, could adversely affect both BOK Financial's ability to originate new loans and BOK Financial's ability to grow. Conversely, a decrease in interest rates could result in acceleration in the payment of loans, including loans underlying BOK Financial's holdings of residential mortgage-backed securities and termination of BOK Financial's mortgage servicing rights. In addition, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices, could affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income which would reduce the Company’s net interest revenue. In a low interest rate environment, the Company's ability to support net interest revenue through continued securities portfolio growth or further reduce deposit costs could be limited. An increase in market interest rates also could adversely affect the ability of BOK Financial's floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs, which could adversely affect BOK Financial's business.

Changes in mortgage interest rates could adversely affect mortgage banking operations as well as BOK Financial's substantial holdings of residential mortgage-backed securities and mortgage servicing rights.

Our available for sale residential mortgage-backed security portfolio represents investment interests in pools of residential mortgages, composing $10 billion or 36% of total assets of the Company at December 31, 2012. Residential mortgage-backed securities are highly sensitive to changes in interest rates. BOK Financial mitigates this risk somewhat by investing principally in shorter duration mortgage products, which are less sensitive to changes in interest rates. A significant decrease in interest rates has led mortgage holders to refinance the mortgages constituting the pool backing the securities, subjecting BOK Financial to a risk of prepayment and decreased return on investment due to subsequent reinvestment at lower interest rates. A significant decrease in interest rates has also accelerated premium amortization. Conversely, a significant increase in interest rates could cause mortgage holders to extend the term over which they repay their loans, which delays the Company’s opportunity to reinvest funds at higher rates.

Residential mortgage-backed securities are also subject to credit risk from delinquency or default of the underlying loans. BOK Financial mitigates this risk somewhat by investing in securities issued by U.S. government agencies. Principal and interest payments on the loans underlying these securities are guaranteed by these agencies.

The Federal Reserve Board and other government agencies have implemented policies and programs to stimulate the U.S. economy and housing market. These policies and programs have significantly reduced both primary mortgage interest rates, the rates paid by borrowers, and secondary mortgage interest rates, the rates required by investors in mortgage backed securities. They have also reduced barriers to mortgage refinancing such as insufficient home values.

BOK Financial derives a substantial amount of revenue from mortgage activities, including $129 million from the production and sale of mortgage loans, $40 million from the servicing of mortgage loans and $25 million from sales of financial instruments to other mortgage lenders. These activities, as well our substantial holdings of residential mortgage backed securities and mortgage servicing rights may be adversely affected by changes in government policies and programs.

In addition, as part of BOK Financial's mortgage banking business, BOK Financial has substantial holdings of mortgage servicing rights, totaling $101 million or 0.36% of total assets at December 31, 2012. The value of these rights is also very sensitive to changes in interest rates. Falling interest rates tend to increase loan prepayments, which may lead to cancellation of the related servicing rights. BOK Financial's investments and dealings in mortgage-related products increase the risk that falling interest rates could adversely affect BOK Financial's business. BOK Financial attempts to manage this risk by maintaining an active hedging program for its mortgage servicing rights. BOK Financial's hedging program has only been partially successful in recent years. The value of mortgage servicing rights may also decrease due to rising delinquency or default of the loans serviced. This risk is mitigated somewhat by adherence to underwriting standards on loans originated for sale.

Market disruptions could impact BOK Financial’s funding sources.

BOK Financial’s subsidiary bank may rely on other financial institutions and the Federal Home Loan Bank of Topeka as a significant source of funds. Our ability to fund loans, manage our interest rate risk and meet other obligations depends on funds borrowed from these sources. The inability to borrow funds at market interest rates could have a material adverse effect on our operations.

Substantial competition could adversely affect BOK Financial.

Banking is a competitive business. BOK Financial competes actively for loan, deposit and other financial services business in the southwest region of the United States. BOK Financial's competitors include a large number of small and large local and national banks, savings and loan associations, credit unions, trust companies, broker-dealers and underwriters, as well as many financial and nonfinancial firms that offer services similar to BOK Financial's. Large national financial institutions have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than BOK Financial does, which may adversely affect BOK Financial's ability to compete effectively.

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

Government regulations could adversely affect BOK Financial.

BOK Financial and its subsidiaries are extensively regulated under both federal and state law. In particular, BOK Financial is subject to the BHCA, the National Bank Act, the Dodd-Frank Act and many other laws and regulations. In the past, BOK Financial's business has been materially affected by these regulations. For example, regulations limit BOK Financial's business to banking and related businesses, limit the location of BOK Financial's branches and offices, as well as the amount of deposits that it can hold in a particular state and have added pricing constraints to our transaction card business. Regulations may limit BOK Financial's ability to grow and expand into new markets and businesses.

Additionally, under the Community Reinvestment Act, BOK Financial is required to provide services in traditionally underserved areas. BOK Financial's ability to make acquisitions and engage in new business may be limited by these requirements.

Bank regulations require us to maintain specified capital ratios and proposed Dodd-Frank Act and Basel III capital rules will likely increase the levels of required capital, and to stress-test our capital under various economic scenarios. Any risk of failure to meet minimum required capital ratios would limit the growth potential of BOK Financial's business.

Under a long-standing policy of the Board of Governors of the Federal Reserve System, a bank holding company is expected to act as a source of financial strength for its subsidiary bank. As a result of that policy, BOK Financial may be required to commit financial and other resources to its subsidiary bank in circumstances where we might not otherwise do so.

The trend of increasingly extensive regulation is likely to continue and become more costly in the future. Laws, regulations or policies currently affecting BOK Financial and its subsidiaries may change. The implementation of the Dodd-Frank Act has and will continue to affect BOK Financial’s businesses, including interchange revenue, mortgage banking, derivative and trading activities on behalf of customers, consumer products and funds management.

Regulatory authorities may change their interpretation of these statutes and regulations and are likely to increase their supervisory activities, including the OCC, our primary regulator, and the CFPB, our new regulator for certain designated consumer laws and regulations. Violations of laws and regulations could limit the growth potential of BOK Financial's businesses.

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

Mr. George B. Kaiser owns approximately 62% of the outstanding shares of BOK Financial's common stock at December 31, 2012. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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

As a financial institution, we process a significant number of customer transactions and possess a significant amount of sensitive customer information. We engage certain third-party vendors to support our data processing systems. As technology advances, the ability to initiate transactions and access data has become more widely distributed among mobile phones, personal computers, automated teller machines, remote deposit capture sites and similar access points. These technological advances increase cyber security risk. While the Company maintains programs intended to prevent or limit the effects of cyber security risk, there is no assurance that unauthorized transactions or unauthorized access to customer information will not occur. The financial, reputational and regulatory impact of unauthorized transactions or unauthorized access to customer information could be significant.
ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $183 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico. The Company’s facilities are suitable for their respective uses and present needs.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial’s $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2013, common shareholders of record numbered 835 with 68,369,705 shares outstanding.

The highest and lowest closing bid price for shares and cash dividends per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2012:
Low	$52.56	$53.34	$55.63	$54.19
High	59.02	58.12	59.47	59.77
Cash dividends	0.33	0.38	0.38	1.38	[1]
2011:
Low	$50.37	$50.13	$44.00	$45.68
High	56.32	54.72	55.81	55.90
Cash dividends	0.25	0.275	0.275	0.33

[1]	Includes $1.00 per share special cash dividend.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Index, the NASDAQ Bank Index, and the KBW 50 Bank Index for the period commencing December 31, 2007 and ending December 31, 2012.*

Total Return Performance
BOK Financial Corporation
NASDAQ Composite
NASDAQ Bank
KBW Bank
Index Value
150
125
100
75
50
25
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
BOK Financial Corporation	100.00	79.56	95.78	109.82	115.52	119.71
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank Index	100.00	78.46	65.67	74.97	67.10	79.64
KBW 50	100.00	52.45	51.53	63.57	48.83	64.96

*
Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2007. The KBW 50 Bank index is the Keefe, Bruyette & Woods, Inc. index, which is available only for calendar quarter end periods. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2012 to October 31, 2012	91	$59.17	—	1,960,504
November 1, 2012 to November 30, 2012	49,126	$56.71	—	1,960,504
December 1, 2012 to December 31, 2012	30,569	$54.95	—	1,960,504
Total	79,786		—

[1]
On April 24, 2012, the Company's board of directors authorized the Company to repurchase up to two million shares of the Company's common stock. As of December 31, 2012, the Company had repurchased 39,496 shares under this plan.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 -- Consolidated Selected Financial Data
(Dollars in thousands, except per share data)

	December 31,
	2012		2011	2010	2009	2008
Selected Financial Data
For the year:
Interest revenue	$791,648		$811,595	$851,082	$914,569	$1,061,645
Interest expense	87,322		120,101	142,030	204,205	414,783
Net interest revenue	704,326		691,494	709,052	710,364	646,862
Provision for for credit losses	(22,000)		(6,050)	105,139	195,900	202,593
Fees and commissions revenue	632,103		528,643	516,394	480,512	415,194
Net income	351,191		285,875	246,754	200,578	153,232
Period-end:
Loans	12,311,456		11,269,743	10,643,036	11,279,698	12,876,006
Assets	28,148,631		25,493,946	23,941,603	23,516,831	22,734,648
Deposits	21,179,060		18,762,580	17,179,061	15,518,228	14,982,607
Subordinated debentures	347,633		398,881	398,701	398,539	398,407
Shareholders’ equity	2,957,860		2,750,468	2,521,726	2,205,813	1,846,257
Nonperforming assets[2]	276,716		356,932	394,469	484,295	342,291

Profitability Statistics
Earnings per share (based on average equivalent shares):
Basic	$5.15		$4.18	$3.63	$2.96	$2.27
Diluted	5.13		4.17	3.61	2.96	2.27
Percentages (based on daily averages):
Return on average assets	1.34%		1.17%	1.04%	0.87%	0.71%
Return on average shareholders’ equity	12.09		10.66	10.18	9.66	7.87
Average shareholders’ equity to average assets	11.05		10.95	10.19	8.98	9.01

Common Stock Performance
Per Share:
Book value per common share	$43.29		$40.36	$36.97	$32.53	$27.36
Market price: December 31 close	54.46		54.93	53.40	47.52	40.40
Market range – High close	59.77		56.30	55.68	48.13	60.84
Market range – Low close	52.56		44.00	42.89	22.98	38.48
Cash dividends declared	2.47		1.13	0.99	0.945	0.875
Dividend payout ratio	48.01%	[5]	27.01%	27.16%	31.93%	38.55%

Selected Balance Sheet Statistics
Period-end:
Tier 1 capital ratio	12.78%		13.27%	12.69%	10.86%	9.40%
Total capital ratio	15.13		16.49	16.20	14.43	12.81
Leverage ratio	9.01		9.15	8.74	8.05	7.89
Tangible common equity ratio[1]	9.25		9.56	9.21	7.99	6.64
Allowance for loan losses to nonaccruing loans	160.34		125.93	126.93	86.07	77.73
Allowance for loan losses to loans	1.75		2.25	2.75	2.59	1.81
Combined allowances for credit losses to loans [4]	1.77		2.33	2.89	2.72	1.93

Table 1 -- Consolidated Selected Financial Data
(Dollars in thousands, except per share data)

	December 31,
	2012	2011	2010	2009	2008
Miscellaneous (at December 31)
Number of employees (full-time equivalent)	4,704	4,511	4,432	4,355	4,300
Number of banking locations	217	212	207	202	202
Number of TransFund locations	1,970	1,912	1,943	1,896	1,933
Fiduciary assets	25,829,038	22,821,813	22,914,737	20,642,512	18,987,025
Mortgage loan servicing portfolio[3]	13,091,482	12,356,917	12,059,241	7,366,780	5,983,824

[1]
Shareholders' equity as defined by generally accepted accounting principles in the United State of America less goodwill, intangible assets and equity which does not benefit common shareholders divided by total assets less goodwill and intangible assets.

[2]	Includes nonaccrual loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.

[3]	Includes outstanding principal for loans serviced for affiliates.

[4]	Includes allowance for loan losses and accrual for off-balance sheet credit risk.

[5]	Includes $1.00 per share special dividend.

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

Following the severe recession from 2007 to 2009, economic growth in the United State has been modest and gradual. National unemployment rates have improved from 8.5% in December of 2011 to 7.8% in December of 2012. With subdued indications of inflation, the U.S. government has provided accommodative economic policy to support growth in the economy and further reduction in the unemployment rate. Long-term and short-term interest rates remained at historic lows throughout the year. Low national mortgage rates during much of the year sustained a record level of mortgage lending activity. This low interest rate environment has presented challenges for all financial institutions as cash flows from loan and securities portfolios are reinvested at current rates. The Federal Reserve has continued to affirm its intention to keep interest rates low for the foreseeable future. Both personal and corporate balance sheets have improved during the year. Corporations have amassed a significant amount of cash, placing the U.S. in a strong position to fund growth opportunities and reinvest. However, this has been hindered by the uncertainty in tax and regulatory policy as we address the high level of national debt and deficit issues.
Performance Summary

Net income for the year ended December 31, 2012 totaled $351.2 million or $5.13 per diluted share compared with net income of $285.9 million or $4.17 per diluted share for the year ended December 31, 2011. Net income was up 23% over last year primarily due to a record level of mortgage banking revenue and sustained improvement in credit quality.

Highlights of 2012 included:

•
Net interest revenue totaled $704.3 million for 2012 compared to $691.5 million for 2011. Net interest earned from the increase in average loan and securities balances was largely offset by the reinvestment of cash flows from the securities portfolio at lower current market rates and decreased loan yield. Net interest margin was 3.14% for 2012 compared to 3.34% for 2011.

•
Fees and commissions revenue increased $103.5 million or 20% over 2011. Mortgage banking revenue increased $77.7 million or 85% over the prior year. BOK Financial originated a record number of residential mortgage loans during the year and benefited from improved pricing of loans sold in the secondary market. Brokerage fees and commission revenue increased $22.7 million or 22% primarily due to increased mortgage-related securities trading and customer hedging revenue. Transaction card revenue was down $8.8 million compared to the prior year. Increased transaction volume was offset by the impact of debit card interchange fee regulations which were effective in the fourth quarter of 2011.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $840.4 million, up $61.1 million or 8% over 2011. Personnel costs increased $61.0 million due largely to incentive compensation. Non-personnel expenses were largely unchanged compared to the prior year.

•
The Company recorded a $22.0 million negative provision for credit losses in 2012 and a $6.1 million negative provision for credit losses in 2011. Net loans charged off totaled $23.3 million or 0.20% of average loans for 2012 compared to $38.5 million or 0.35% of average loans for 2011. Gross charge-offs decreased to $42.1 million in 2012 from $56.8 million in 2011.

•
The combined allowance for credit losses totaled $217 million or 1.77% of outstanding loans at December 31, 2012 compared to $263 million or 2.33% of outstanding loans at December 31, 2011. Nonperforming assets totaled $277 million or 2.23% of outstanding loans and repossessed assets at December 31, 2012, down from $357 million or 3.13% of outstanding loans and repossessed assets at December 31, 2011. During 2012, nonaccruing loans decreased $67 million and repossessed assets decreased $19 million.

•
Outstanding loan balances were $12.3 billion at December 31, 2012, up $1.0 billion over the prior year. Commercial loan balances grew by $1.1 billion or 17%. Commercial real estate loans decreased $62 million, residential mortgage loans increased $71 million and consumer loans decreased $53 million.

•
The available for sale securities portfolio increased by $1.1 billion during 2012 to $11.3 billion at December 31, 2012. The Company increased its holdings of low duration residential mortgage-backed securities guaranteed by U.S. government agencies.

•
Period-end deposits totaled $21.2 billion at December 31, 2012 compared to $18.8 billion at December 31, 2011. Demand deposit accounts grew by $2.2 billion. Interest-bearing transaction accounts increased $534 million and time deposits decreased $414 million.

•
The tangible common equity ratio was 9.25% at December 31, 2012 and 9.56% at December 31, 2011. The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) minus intangible assets and equity that does not benefit common shareholders. The decrease in tangible common equity was primarily due to payment of a special dividend during the year partially offset by retained earnings.

•
The Company and its subsidiary bank exceeded the regulatory definition of well capitalized. The Company's Tier 1 capital ratios, as defined by banking regulations, were 12.78% at December 31, 2012 and 13.27% at December 31, 2011.

•
Regular cash dividends paid on common shares were $1.47 per common share in 2012. In addition, the Company paid a special dividend of $1.00 per common share in the fourth quarter of 2012. Cash dividends paid on common shares in 2011 totaled $1.13.

Net income for the fourth quarter of 2012 totaled $82.6 million or $1.21 per diluted share compared to $67.0 million or $0.98 per diluted share for the fourth quarter of 2011.

Highlights of the fourth quarter of 2012 included:

•
Net interest revenue totaled $173.4 million for the fourth quarter of 2012 compared to $171.5 million for the fourth quarter of 2011. Net interest margin was 2.95% for the fourth quarter of 2012 compared to 3.20% for the fourth quarter of 2011. Net interest earned from the increase in average loan and securities balances was largely offset by the reinvestment of cash flows from the securities portfolio at lower current market rates.

•
Fees and commissions revenue increased $34.0 million over the prior year to $165.8 million for the fourth quarter of 2012. Mortgage banking revenue increased $21.0 million due primarily to an increase in loan production volume and improved pricing of loans sold. Nearly all other fee-based revenue sources increased over the prior year and quarter.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $226.8 million, up $13.1 million over the prior year. Personnel costs increased $10.1 million and non-personnel expenses increased $3.0 million.

•
A $14.0 million negative provision for credit losses was recorded in the fourth quarter of 2012 compared to a $15.0 million negative provision for credit losses in the fourth quarter of 2011. Net loans charged off totaled $4.3 million in the fourth quarter of 2012 compared to $9.5 million in the fourth quarter of 2011. Gross charge-offs were $8.0 million compared to $14.8 million in the prior year.
Critical Accounting Policies & Estimates

The Consolidated Financial Statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company's accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. Management makes significant assumptions and estimates in the preparation of the Consolidated Financial Statements and accompanying notes in conformity with GAAP that may be highly subjective, complex and subject to variability. Actual results could differ significantly from these assumptions and estimates. The following discussion addresses the most critical areas where these assumptions and estimates could affect the financial condition, results of operations and cash flows of the Company. These critical accounting policies and estimates have been discussed with the appropriate committees of the Board of Directors.

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk

The allowance for loan losses and accrual for off-balance sheet credit risk are assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the loan portfolio and probable estimated losses on unused commitments to provide financing. A consistent, well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company. The allowance for loan losses consists of specific allowances attributed to certain impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans that are based on estimated loss rates by loan class and nonspecific allowances for risks beyond factors specific to a particular portfolio segment or loan class. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and accrual for off-balance sheet credit risk during 2012.

Loans are considered impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreements, including loans modified in troubled debt restructurings. Internally risk graded loans are evaluated individually for impairment. Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk graded through a quarterly evaluation of the borrower's ability to repay. Certain commercial loans and most residential mortgage and consumer loans which represent small balance, homogeneous pools are not risk graded. Non-risk graded loans are identified as impaired based on performance status. Generally, non-risk graded loans are considered impaired when 90 or more days past due, in bankruptcy or modified in a troubled debt restructuring.

Specific allowances for impaired loans that have not yet been charged down to amounts we expect to recover are measured by an evaluation of estimated future cash flows discounted at the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. Collateral value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs. Appraised values are on an “as-is” basis and generally are not adjusted by the Company. Updated appraisals are obtained at least annually or more frequently if market conditions indicate collateral values may have declined. Collateral value of mineral rights is determined by our internal staff of engineers based on projected cash flows under current market conditions. The value of other collateral is generally determined by our special assets staff based on liquidation cash flows under current market conditions. Collateral values and available cash resources that support impaired loans are evaluated quarterly. Historical statistics may be used as a practical way to estimate impairment in limited situations, such as when a collateral dependent loan is identified as impaired near the end of a reporting period until an updated appraisal of collateral value is received or a full assessment of future cash flows is completed. Estimates of future cash flows and collateral values require significant judgments and may be volatile.

General allowances for unimpaired loans are based on estimated loss rates by loan class. The appropriate historical gross loss rate for each loan class is determined by the greater of the current loss rate based on the most recent twelve months or a ten-year average gross loss rate. Recoveries are not directly considered in the estimation of historical loss rates. Recoveries generally do not follow predictable patterns and are not received until well-after the charge-off date as a result of protracted legal proceedings. For risk graded loans, historical loss rates are adjusted for changes in risk rating. For each loan class, the weighted average current risk grade is compared to the weighted average long-term risk grade. This comparison determines whether the risk in each loan class is increasing or decreasing. Historical loss rates are adjusted upward or downward in proportion to changes in weighted average risk grading. General allowances for unimpaired loans also consider inherent risks identified for a given loan class. Inherent risks include consideration of the loss rates that most appropriately represent the current credit cycle and other factors attributable to a specific loan class which have not yet been represented in the historical gross loss rates or risk grading. Examples of these factors include changes in commodity prices or engineering imprecision which may affect the value of reserves that secure our energy loan portfolio, construction risk that may affect commercial real estate loans, changes in regulations and public policy that may disproportionately impact health care loans and changes in loan product types.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors.

Fair Value Measurement

Certain assets and liabilities are recorded at fair value in the Consolidated Financial Statements. Fair value is defined by applicable accounting guidance as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal markets for the given asset or liability at the measurement date based on markets conditions at that date. An orderly transaction assumes exposure to the market for a customary period for marketing activities prior to the measurement date and not a forced liquidation or distressed sale.

A hierarchy for fair value has been established that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories: unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), other observable inputs that can be observed either directly or indirectly (Level 2) and unobservable inputs for assets or liabilities (Level 3). Fair value may be recorded for certain assets and liabilities every reporting period on a recurring basis or under certain circumstances on a non-recurring basis.

The following represents significant fair value measurements included in the Consolidated Financial Statements based on estimates. See Note 18 of the Consolidated Financial Statements for additional discussion of fair value measurement and disclosure included in the Consolidated Financial Statements.

Mortgage Servicing Rights

We have a significant investment in mortgage servicing rights. Mortgage servicing rights may be recognized when mortgage loans are originated pursuant to an existing plan for sale or, if no such plan exists, when the mortgage loans are sold. Our mortgage servicing rights are primarily retained from sales in the secondary market of residential mortgage loans we have originated. Occasionally mortgage servicing rights may be purchased from other lenders. Both originated and purchased mortgage servicing rights are initially recognized at fair value. The Company has elected to carry all mortgage servicing rights at fair value. Changes in fair value are recognized in earnings as they occur.

There is no active market for mortgage servicing rights after origination. The fair value of the mortgage servicing rights are determined by discounting the projected cash flows. Certain significant assumptions and estimates used in valuing mortgage servicing rights are based on current market sources including projected prepayment speeds, assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates. Assumptions used to value our mortgage servicing rights are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to value this asset. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of our servicing portfolio. The discount rate is based on benchmark rates for mortgage loans plus a market spread expected by investors in servicing rights. Significant assumptions used to determine the fair value of our mortgage servicing rights are presented in Note 7 to the Consolidated Financial Statements. At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model.

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we would expect a 50 basis point increase in mortgage interest rates to increase the fair value of our servicing rights by $11 million. We would expect a $13 million decrease in the fair value of our mortgage servicing rights from a 50 basis point decrease in mortgage interest rates.

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

Credit risk is considered in determining the fair value of derivative instruments. Deterioration in the credit rating of customers or dealers reduces the fair value of asset contracts. The reduction in fair value is recognized in earnings during the current period. Fair value adjustments are based on various risk factors including but not limited to counterparty credit rating or equivalent loan grading, derivative contract notional size, price volatility of the underlying commodity, duration of the derivative contracts and expected loss severity. Expected loss severity is based on historical losses for similarly risk-graded commercial loan customers. Deterioration in our credit rating below investment grade would affect the fair value of our derivative liabilities. In the event of a credit down-grade, the fair value of our derivative liabilities would decrease. The reduction in fair value would be recognized in earnings in the current period.

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

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. We evaluate the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2012 or December 31, 2011.

A portion of our securities portfolio is comprised of debt securities for which third-party services have discontinued providing price information due primarily to a lack of observable inputs and other relevant data. We estimate the fair value of these securities based on significant unobservable inputs, including projected cash flows discounted at rates indicated by comparison to securities with similar credit and liquidity risk. We would expect the fair value to decrease $693 thousand if credit spreads utilized in valuing these securities widened by 100 basis points.

Valuation of Impaired Loans and Real Estate and Other Repossessed Assets

The fair value of collateral for certain impaired loans and real estate and other repossessed assets is measured on a non-recurring basis. Fair values are generally based on unadjusted third-party appraisals derived principally from or corroborated by observable market data. Fair values based on these appraisals are considered to be based on Level 2 inputs. Fair value measurements based on appraisals that are not based on observable inputs or that require significant adjustments by us or fair value measurements that are not based on third-party appraisals are considered to be based on Level 3 inputs. Significant unobservable inputs include listing prices for comparable assets, uncorroborated expert opinions or management's knowledge of the collateral or industry.

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

We perform a qualitative assessment that evaluates, based on the weight of the evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of our reporting units are less than their carrying amount. This qualitative assessment considers general economic conditions including trends in unemployment rates in our primary geographical areas, our earnings and stock price changes during the year, current and anticipated credit quality performance and the prolonged low interest rate environment and the impact of increased regulation. This qualitative assessment is supplemented by quantitative analysis through which the fair value of each of our reporting units is estimated by the discounted future earnings method. Income growth is projected for each of our reporting units over five years and a terminal value is computed. The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to value our reporting units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine fair value of the respective reporting units. At December 31, 2012, critical assumptions in our evaluation were a 4% average expected long-term growth rate, a 0.78% volatility factor for BOK Financial common stock, an 11.00% discount rate and an 11.99% market risk premium. The expected long-term growth rate will vary among reporting units and in future years.

The fair value, carrying value and related goodwill of reporting units for which goodwill was attributed as of our annual impairment test performed on October 1, 2012 is as follows in Table 2.

Table 2 – Goodwill Allocation by Reporting Unit
(In thousands)

	Fair Value	Carrying Value[1]	Goodwill
Commercial:
Oklahoma	$1,154,159	$249,952	$7,520
Texas	870,514	383,890	196,183
New Mexico	161,942	55,378	11,094
Colorado	249,374	94,140	39,458
Arizona	122,788	52,323	14,853

Consumer:
Oklahoma	542,424	206,418	1,683
Texas	67,432	48,785	27,567
New Mexico	96,729	19,921	2,874
Colorado	26,961	12,346	6,899

Wealth Management:
Oklahoma	166,186	95,374	1,350
Texas	214,802	46,744	16,372
New Mexico	24,041	4,257	1,305
Colorado	87,680	36,787	30,235
Arizona	12,410	6,688	1,569

[1]	Carrying value includes intangible assets attributed to the reporting unit.

Based on the results of the primary discounted future earnings test performed as of October 1, 2012, no goodwill impairment was noted.

The fair value of our reporting units determined by the discounted future earnings method was further corroborated by comparison to the market capitalization of publicly traded banks of similar size and characteristics in our geographical footprint. Considering the results of these two methods, management believes that no goodwill impairment existed as of our annual evaluation date.

As of December 31, 2012, the market value of BOK Financial common stock, a primary input in our goodwill impairment analysis, was approximately 8% below the market value used in our most recent annual evaluation. The market value is influenced by factors affecting the overall economy and the regional banks sector of the market. Goodwill impairment may be indicated at our next annual evaluation date if the market value of our stock declines or sooner if we incur significant unanticipated operating losses or if other factors indicate a significant decline in the value of our reporting units. The effect of a sustained 10% negative change in the market value of our common stock on September 30, 2012 was simulated. No additional impairment was noted by this simulation.

Numerous other factors could affect future impairment analyses including credit losses that exceed projected amounts or failure to meet growth projections. Additionally, fee income may be adversely affected by increasing residential mortgage interest rates and changes in federal regulations.

Other-Than-Temporary Impairment

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investment and available for sale securities to determine if the unrealized losses are temporary or other-than-temporary.
For impaired debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. All impaired debt securities we intend to sell or we expect to be required to sell are considered other-than-temporarily impaired and the full impairment loss is recognized as a charge against earnings. All impaired debt securities we do not intend or expect to be required to sell are evaluated further.
Impairment of debt securities rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. Impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies is evaluated to determine if we expect to recover the entire amortized cost basis of the security based on the present value of projected cash flows from individual loans underlying each security. Below investment grade securities we own consist primarily of privately issued residential mortgage-backed securities. The primary assumptions used to project cash flows are disclosed in Note 2 to the Consolidated Financial Statements.

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

We performed a sensitivity analysis of all privately issued residential mortgage-backed securities. Significant assumptions of this analysis included an increase in the unemployment rate to 11% and an additional 10% home price depreciation over the next twelve months. The results of this analysis indicated an additional $3 million of credit losses are possible. An increase in the unemployment rate to 13% with an additional 20% home price depreciation indicates an additional $10 million of credit losses are possible.

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

Management evaluates the Company's current tax expense or benefit based upon estimates of taxable income, tax credits and statutory tax rates. Annually, we file tax returns with each jurisdiction where we conduct business and adjust recognized income tax expense or benefit to filed tax returns.

We recognize deferred tax assets and liabilities based upon the differences between the values of assets and liabilities as recognized in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion of the entire deferred tax asset may not be realized based on taxes previously paid in net loss carry-back periods and other factors.

We also recognize the benefit of uncertain income tax positions when based upon all relevant evidence it is more-likely-than-not that our position would prevail upon examination, including resolution of related appeals or litigation, based upon the technical merits of the position. Unrecognized tax benefits, including estimated interest and penalties, are part of our current accrued income tax liability. Estimated penalties and interest are recognized in income tax expense. Income tax expense in future periods may decrease if an uncertain tax position is favorably resolved, generally upon completion of an examination by the taxing authorities, expiration of a statute of limitations, or changes in facts and circumstances.
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

Tax-equivalent net interest revenue totaled $713.7 million for 2012 compared to $700.6 million for 2011. Net interest margin was 3.14% for 2012 and 3.34% for 2011. Tax-equivalent net interest revenue increased $13.1 million over the prior year due to a $74.3 million increase due primarily to growth in average loans and securities balances, partially offset by $61.2 million decrease due to interest rates. Cash flows from the securities portfolio were reinvested at lower current market rates and loan yields decreased due to renewal of maturing fixed-rate loans at current lower rates and narrowing credit spreads, partially offset by lower funding costs. Table 3 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see Annual and Quarterly Financial Summary of consolidated daily average balances, yields and rates following the Consolidated Financial Statements.

The tax-equivalent yield on earning assets was 3.52% for 2012 compared to 3.92% in 2011. The available for sale securities portfolio yield decreased 47 basis points to 2.37% and loan yields decreased 26 basis points. The decreased yield on earning assets was partially offset by lower funding costs. Funding costs were down 20 basis points compared to 2011. The cost of interest-bearing deposits decreased 14 basis points and the cost of other borrowed funds decreased 15 basis points. The average rate of interest paid on subordinated debentures decreased 182 basis points. The interest rate on $233 million of these subordinated debentures converted from a fixed rate of interest of 5.75% to a floating interest rate based on LIBOR plus 0.69% as of May 15, 2012. In the present low interest rate environment, our ability to further decrease funding costs is limited.

During 2012, we offset the effect of a declining net interest margin by increasing average earning assets. Average earning assets for 2012 increased $1.9 billion or 9% over 2011. The average balance of available for sale securities, which consists largely of U.S. government agency issued residential mortgage-backed securities, increased $1.0 billion. We purchase these securities to supplement earnings and to manage interest rate risk. Securities were purchased to productively deploy liquidity provided by recent deposit growth and the Company's strong capital position. Growth was primarily in short-duration U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Average loans, net of allowance for loan losses, increased $900 million due primarily to growth in average commercial loans.

Growth in average assets was funded primarily by a $979 million increase in average deposits. Average demand deposit balances increased $1.7 billion over the prior year. Average interest-bearing transaction accounts were down $309 million and average time deposits were down $474 million. Average borrowed funds increased $461 million primarily due to an increase in funds purchased compared to the prior year. Average subordinated debenture balances were down $35 million.

Net interest margin may continue to decline in 2013. Our ability to further decrease funding costs is limited and our ability to provide near term net interest revenue support through continued securities portfolio growth may be constrained by our conservative interest rate risk policies. Although we have sufficient capital and liquidity, further securities portfolio growth may result in unacceptable risk should interest rates start to rise. This interest rate risk policy constraint does not affect our ability to continue loan portfolio growth.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. As shown in Table 29, approximately 51% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 3 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Fourth Quarter 2012 Net Interest Revenue

Tax-equivalent net interest revenue totaled $175.8 million for the fourth quarter of 2012 compared to $173.7 million for the fourth quarter of 2011. Net interest margin was 2.95% for the fourth quarter of 2012 and 3.20% for the fourth quarter of 2011.

Tax-equivalent net interest revenue increased $2.1 million over the fourth quarter of 2011. Net interest revenue increased $17.4 million primarily due to the growth in average loan and available for sale securities balances. Net interest revenue decreased $15.3 million due to interest rates.

The tax-equivalent yield on earning assets was 3.30% for the fourth quarter of 2012, down 39 basis points from the fourth quarter of 2011. The available for sale securities portfolio yield decreased 29 basis points to 2.10%. Cash flows from these securities were reinvested at current lower rates. Loan yields decreased 32 basis points due primarily to a combination of narrowing credit spreads and lower market interest rates. Funding costs were down 12 basis points from the fourth quarter of 2011. The cost of interest-bearing deposits decreased 5 basis points and the cost of other borrowed funds decreased 3 basis points. The average rate of interest paid on subordinated debentures decreased 305 basis points compared to the fourth quarter of 2011 due to the conversion of $233 million of these subordinated debentures from a fixed rate of interest to a floating interest rate in 2012. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities increased to 19 basis points in the fourth quarter of 2012 from 17 basis points in the fourth quarter of 2011.

Average earning assets for the fourth quarter of 2012 increased $2.3 billion or 11% over the fourth quarter of 2011. The average balance of available for sale securities increased $1.6 billion. Growth was primarily in short-duration U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Average loans, net of allowance for loan losses, increased $874 million over the fourth quarter of 2011 due primarily to growth in average commercial loans.

Average deposits increased $1.6 billion over the fourth quarter of 2011, including a $1.9 billion increase in average demand deposit balances and a $67 million increase in average interest-bearing transaction accounts, partially offset by a $475 million decrease in average time deposits. Average borrowed funds increased $84 million over the fourth quarter of 2011.

2011 Net Interest Revenue

Tax-equivalent net interest revenue for 2011 was $700.6 million compared to $718.2 million for 2010. Net interest margin was 3.34% for 2011 compared to 3.52% for 2010. The decrease in net interest margin was due primarily to lower yield on our securities portfolio, partially offset by lower funding costs. The tax-equivalent yield on average earning assets decreased 30 basis points from 2010. The available for sale securities portfolio yield was down 44 basis points due to the effect of prepayment speeds on premium amortization and cash flow reinvestment. Loan yields decreased 12 basis points due to a combination of renewals of fixed rate loans at lower current rates and narrowing credit spreads. The cost of interest-bearing liabilities decreased 9 basis points. The cost of interest-bearing deposits was down 17 basis points and the cost of other borrowed funds was down 33 basis points. Average earning assets increased $580 million primarily due to in an increase in the available for sale securities portfolio. Growth in average assets was funded by a $1.8 billion increase in average deposit balances. Average demand deposit account balances grew by $1.1 billion, average interest-bearing transaction account grew by $777 million and average time deposit balances decreased by $124 million. Average borrowed funds decreased $1.6 billion during 2011 due primarily to reduced borrowings from the Federal Home Loan Banks.

Table 3 – Volume/Rate Analysis
(In thousands)
	Year Ended December 31, 2012 / 2011			Year Ended December 31, 2011 / 2010
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$(3)	$3	$(6)	$(12)	$(12)	$—
Trading securities	(348)	1,207	(1,555)	(296)	487	(783)
Investment securities:
Taxable securities	4,267	4,411	(144)	5,352	6,541	(1,189)
Tax-exempt securities	(1,961)	(779)	(1,182)	(2,593)	(2,514)	(79)
Total investment securities	2,306	3,632	(1,326)	2,759	4,027	(1,268)
Available for sale securities:
Taxable securities	(22,636)	22,735	(45,371)	(23,712)	10,203	(33,915)
Tax-exempt securities	150	636	(486)	(98)	93	(191)
Total available for sale securities	(22,486)	23,371	(45,857)	(23,810)	10,296	(34,106)
Fair value option securities	(10,193)	(5,111)	(5,082)	1,246	3,299	(2,053)
Residential mortgage loans held for sale	1,693	2,842	(1,149)	(2,769)	(2,535)	(234)
Loans	9,322	39,038	(29,716)	(16,674)	(3,647)	(13,027)
Total tax-equivalent interest revenue	(19,709)	64,982	(84,691)	(39,556)	11,915	(51,471)
Interest expense:
Transaction deposits	(9,115)	(632)	(8,483)	(15,471)	2,734	(18,205)
Savings deposits	(179)	134	(313)	—	103	(103)
Time deposits	(12,583)	(8,242)	(4,341)	(1,904)	(2,240)	336
Funds purchased	1,178	528	650	(1,314)	(193)	(1,121)
Repurchase agreements	(1,445)	(38)	(1,407)	(3,575)	(127)	(3,448)
Other borrowings	(2,028)	573	(2,601)	380	(30,162)	30,542
Subordinated debentures	(8,607)	(1,650)	(6,957)	(45)	10	(55)
Total interest expense	(32,779)	(9,327)	(23,452)	(21,929)	(29,875)	7,946
Tax-equivalent net interest revenue	13,070	74,309	(61,239)	(17,627)	41,790	(59,417)
Change in tax-equivalent adjustment	(238)			69
Net interest revenue	$12,832			$(17,558)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Table 3 – Volume/Rate Analysis (continued)
(In thousands)

	Three Months Ended December 31, 2012 / 2011
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$—	$2	$(2)
Trading securities	(248)	325	(573)
Investment securities:
Taxable securities	(669)	(632)	(37)
Tax-exempt securities	(186)	565	(751)
Total investment securities	(855)	(67)	(788)
Available for sale securities:
Taxable securities	1,675	8,888	(7,213)
Tax-exempt securities	(60)	205	(265)
Total available for sale securities	1,615	9,093	(7,478)
Fair value option securities	(4,105)	(2,613)	(1,492)
Residential mortgage loans held for sale	291	662	(371)
Loans	(226)	9,295	(9,521)
Total tax-equivalent interest revenue	(3,528)	16,697	(20,225)
Interest expense:
Transaction deposits	(717)	23	(740)
Savings deposits	(22)	32	(54)
Time deposits	(1,334)	(2,109)	775
Funds purchased	291	25	266
Repurchase agreements	(207)	(81)	(126)
Other borrowings	(235)	1,963	(2,198)
Subordinated debentures	(3,401)	(531)	(2,870)
Total interest expense	(5,625)	(678)	(4,947)
Tax-equivalent net interest revenue	2,097	17,375	(15,278)
Change in tax-equivalent adjustment	(198)
Net interest revenue	$1,899
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $666.1 million for 2012 compared to $570.5 million for 2011. Fees and commissions revenue increased $103.5 million over 2011. Net gains on securities, derivatives and other assets decreased $24.0 million compared to 2011 due primarily to a decrease in gains on sale of fair value option securities which are primarily held as an economic hedge against changes in the fair value of mortgage servicing rights. Other-than-temporary impairment charges recognized in earnings in 2012 were $16.2 million less than charges recognized in 2011.

Table 4 – Other Operating Revenue
(In thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Brokerage and trading revenue	$126,930	$104,181	$101,471	91,677	42,804	[1]
Transaction card revenue	107,985	116,757	112,302	105,517	100,153
Trust fees and commissions	80,053	73,290	68,976	66,177	78,979
Deposit service charges and fees	98,917	95,872	103,611	115,791	117,527
Mortgage banking revenue	169,302	91,643	87,600	64,980	30,599
Bank-owned life insurance	11,089	11,280	12,066	10,239	10,681
Other revenue	37,827	35,620	30,368	26,131	34,865
Total fees and commissions revenue	632,103	528,643	516,394	480,512	415,608
Gain (loss) on other assets, net	(1,415)	4,156	(4,011)	1,992	(3,138)
Gain (loss) on derivatives, net	(301)	2,686	4,271	(3,365)	1,299
Gain (loss) on fair value option securities, net	9,230	24,413	7,331	(13,198)	10,948
Gain on available for sale securities, net	33,845	34,144	21,882	59,320	9,196
Gain on Mastercard and Visa IPO securities	—	—	—	—	6,799
Total other-than-temporary impairment	(1,144)	(10,578)	(29,960)	(129,154)	(5,306)
Portion of loss recognized in (reclassified from) other comprehensive income	(6,207)	(12,929)	2,151	94,741	—
Net impairment losses recognized in earnings	(7,351)	(23,507)	(27,809)	(34,413)	(5,306)
Total other operating revenue	$666,111	$570,535	$518,058	490,848	435,406

[1]	Includes net derivative credit losses with two bankrupt counterparties of $54 million.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 47% of total revenue for 2012, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that are causing net interest revenue compression are also driving strong growth in our mortgage banking revenue. We expect continued growth in other operating revenue through offering new products and services and by further development of our presence in markets outside of Oklahoma. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer hedging and investment banking increased $22.7 million or 22% over 2011.

Securities trading revenue totaled $68.7 million for 2012, up $8.9 million or 15%. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers. We believe these activities will be permitted under the Volcker Rule of the Dodd-Frank Act. The increase compared to the prior year was due primarily to increased revenue from sale of residential mortgage backed securities to our mortgage banking customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $13.7 million for 2012, up $8.4 million over 2011. The Company also received a $2.9 million recovery from the Lehman Brothers bankruptcy during 2012 related to derivative contract losses incurred in 2008. Customer hedging revenue for 2011 included $4.4 million of credit losses.

Revenue earned from retail brokerage transactions increased $1.6 million or 6% over 2011 to $29.8 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions during the quarter. The number of transactions typically increases with market volatility and decreases with market stability.

Investment banking, which includes fees earned upon completion of underwriting and financial advisory services, totaled $14.8 million for 2012, a $3.8 million or 35% increase over 2011 related to the timing and volume of completed transactions. The increased volume of transactions is primarily the result of the Company's expansion of its municipal financial advisory service capacity, particularly in the Texas market.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue totaled $108.0 million for 2012 compared to $116.8 million for 2011. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $56.4 million, up $5.3 million or 10% over 2011, due primarily to increased transaction volumes. The number of TransFund ATM locations totaled 1,970 at December 31, 2012 compared to 1,912 at December 31, 2011. Merchant services fees paid by customers for account management and electronic processing of card transactions and revenue from interchange fees from debit cards issued by the Company were both down primarily due to the impact of interchange fee regulations, commonly referred to as the Durbin Amendment, which became effective on October 1, 2011. Merchant services fees totaled $34.0 million, largely unchanged compared to the prior year. The impact of the Durbin Amendment was largely offset by increased transaction processing primarily as a result of cross-selling opportunities throughout our geographical footprint. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $17.6 million for 2012 compared to $31.4 million for 2011.

Trust fees and commissions increased $6.8 million or 9% over 2011. The acquisition of The Milestone Group by BOK Financial in the third quarter of 2012 added $1.4 billion of fiduciary assets as of December 31, 2012 and resulted in a $3.5 million increase in trust fees and commissions for 2012. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another, or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $25.8 billion at December 31, 2012 and $22.8 billion at December 31, 2011.

In addition to trust fees and commissions where we served as a fiduciary, we also earn fees as administrator to and investment advisor for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). The Bank is custodian and BOSC, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $8.4 million for 2012 compared to $7.3 million for 2011.

Deposit service charges and fees increased $3.0 million or 3% over 2011. Overdraft fees totaled $55.7 million for 2012, down $2.7 million or 5% compared to last year. Commercial account service charge revenue totaled $35.0 million, up $3.4 million or 11% over the prior year. The average earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances, decreased 23 basis points compared to the prior year to better align with market interest rates. Service charges on deposit accounts with a standard monthly fee were $5.9 million, up $2.3 million or 39% over 2011, reflecting the success of shifting our sales focus from free checking products to full-service checking services and other packaged products.

Mortgage banking revenue increased $77.7 million or 85% over the prior year. During 2012, we expanded our mortgage banking activities, adding 40 full-time equivalent mortgage lending officers and expanding further into our regional markets. In addition to mortgage lending offices in our traditional banking centers, we also opened mortgage lending offices in the Austin, San Antonio and El Paso areas in Texas, Sante Fe, New Mexico; Wichita and Salina, Kansas and Springfield, Missouri. We have also begun to grow our correspondent origination channel, which contributed 11% of mortgage loans originated for sale during 2012. At December 31, 2012 we have 53 approved correspondent lenders primarily composed of smaller regulated financial institutions that have been subject to a credit review process. None of our correspondent lenders are unregulated mortgage brokers. This growth positioned us to benefit from a record level of mortgage originations during 2012 primarily due to low interest rates resulting from government initiatives to stimulate mortgage lending activity. The high demand for mortgage origination industry-wide during 2012 resulted in improved pricing on sales of mortgage loans in the secondary market.

Revenue from originating and marketing mortgage loans totaled $129.1 million, up $77.1 million or 148% over 2011. Mortgage loans funded for sale totaled $3.7 billion in 2012 compared to $2.3 billion in 2011. Outstanding commitments to originate mortgage loans increased $167 million or 88% over December 31, 2011 to $357 million at December 31, 2012. Mortgage servicing revenue of $40.2 million was largely unchanged compared to the prior year. The outstanding principal balance of mortgage loans serviced for others totaled $12.0 billion, an increase of $681 million over December 31, 2011.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Originating and marketing revenue	$129,117	$51,982	$49,439	$44,962	$13,021
Servicing revenue	40,185	39,660	38,162	20,018	17,578
Total mortgage revenue	$169,302	$91,642	$87,601	$64,980	$30,599

Mortgage loans funded for sale	$3,708,350	$2,293,834	$2,501,860	$2,811,076	$1,018,246
Mortgage loan refinances to total funded	60%	53%	57%	63%	31%

	December 31,
	2012	2011	2010	2009	2008
Outstanding principal balance of mortgage loans serviced for others	$11,981,624	$11,300,986	$11,194,582	$6,603,132	$5,157,000
Net gains on securities, derivatives and other assets

We recognized a $33.8 million net gain from sales of $1.7 billion of available for sale securities in 2012, including a $14.2 million gain on the sale of $26 million of common stock received in 2009 in partial satisfaction of a defaulted commercial loan. We recognized $34.1 million of net gains on sales of $2.7 billion of available for sale securities in 2011. Securities were sold either because they had reached their expected maximum potential or to mitigate exposure to prepayment risk.

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

Changes in the fair value of mortgage servicing rights are highly dependent on changes in primary mortgage rates, rates offered to borrowers, and assumptions about servicing revenues, servicing costs and discount rates. Changes in the fair value of residential mortgage-backed securities and interest rate derivative contracts are highly dependent on changes in secondary mortgage rates, or rates required by investors. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in assumptions and the spread between the primary and secondary rates can cause significant earnings volatility.

Table 6 following shows the relationship between changes in the fair value of mortgage servicing rights and the fair value of fair value option residential mortgage-backed securities and interest rate derivative contracts designated as an economic hedge.

Table 6 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended December 31,
	2012	2011	2010		2009	2008
Gain (loss) on mortgage hedge derivative contracts, net	$116	$2,974	$4,425		$—	$—
Gain (loss) on fair value option securities, net	7,793	24,413	7,331		(13,198)	10,948
Gain (loss) on economic hedge of mortgage servicing rights	7,909	27,387	11,756		(13,198)	10,948
Gain (loss) on change in fair value of mortgage servicing rights	(9,210)	(40,447)	(8,171)	[1]	12,124	(34,515)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$(1,301)	$(13,060)	$3,585		$(1,074)	$(23,567)

Net interest revenue on fair value option securities[2]	$7,811	$17,650	$19,043		$13,366	$4,569

Average primary residential mortgage interest rate	3.66%	4.45%	4.69%		5.03%	6.04%
Average secondary residential mortgage interest rate	2.52%	3.71%	3.96%		4.28%	5.44%

[1]	Excludes $11.8 million day-one pretax gain on the purchase of mortgage servicing rights in the first quarter of 2010.

[2]	Actual interest earned on fair value option securities less transfer-priced cost of funds.

Primary rates disclosed in Table 6 above represent rates generally available to borrowers on 30 year conforming mortgage loans and affect the value of our mortgage servicing rights. Secondary rates represent rates generally paid on 30 year residential mortgage-backed securities guaranteed by U.S. government agencies and affect the value of securities and derivative contracts used as an economic hedge of our mortgage servicing rights. The difference between average primary and secondary rates was 114 basis points for 2012 compared to 74 basis points for 2011. The difference between average primary and secondary rates widened during 2012, growing as large as 163 basis points during the third quarter.

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized other-than-temporary impairment losses of $7.4 million during 2012. Other-than-temporary impairments recognized in earnings on certain residential mortgage-backed securities privately issued by publicly traded financial institutions that we do not intend to sell totaled $5.9 million. These losses primarily related to additional declines in projected cash flows on these securities as a result of increased home price depreciation. Other-than-temporary losses on certain below investment grade municipal securities recognized in earnings were $1.0 million and other-than-temporary impairment losses on other equity securities totaled $457 thousand. Other-than-temporary impairment losses related to privately issued residential mortgage backed securities and municipal securities in 2011 were $23.5 million.

Fourth Quarter 2012 Other Operating Revenue

Other operating revenue was $162.6 million for the fourth quarter of 2012 compared to $137.8 million for the fourth quarter of 2011. Fees and commissions revenue increased $34.0 million.  Net gains on securities, derivatives and other assets decreased $10.3 million. Other-than-temporary impairment charges recognized in earnings in the fourth quarter of 2012 were $1.1 million less than charges recognized in the fourth quarter of 2011.

Brokerage and trading revenue increased $6.3 million or 25% over the fourth quarter of 2011. Securities trading revenue totaled $17.7 million for the fourth quarter of 2012, up $1.6 million over the fourth quarter of 2011 primarily due to increased gain from securities sold to our mortgage banking customers. Customer hedging revenue totaled $2.8 million, up $3.1 million over the prior year. The fourth quarter of 2011 included a $1.7 million accrual for estimated credit loss on unsettled contracts related to the MF Global bankruptcy. Revenue earned from retail brokerage transactions increased $1.1 million or 18% over the fourth quarter of 2011 to $7.4 million. Investment banking revenue totaled $4.0 million, a $456 thousand or 13% increase over the fourth quarter of 2011 related to the timing and volume of completed transactions.

Transaction card revenue for the fourth quarter of 2012 increased $2.0 million or 8% over the fourth quarter of 2011. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $15.1 million, up $1.3 million or 10% over the fourth quarter of 2011, due primarily to increased transaction volumes.  Merchant services fees totaled $8.4 million, up $372 thousand or 5%. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.5 million, up $328 thousand or 8% over the fourth quarter of 2011. Both of these quarters included the impact of the Durbin Amendment on interchange fees.

Trust fees and commissions increased $4.2 million or 23% over the fourth quarter of 2011 to $22.0 million primarily due to the acquisition of The Milestone Group in 2012. Waived administration fees on the Cavanal Hill money market funds totaled $1.7 million for the fourth quarter of 2012 compared to $2.4 million for the fourth quarter of 2011.

Deposit service charges and fees were $24.2 million for the fourth quarter of 2012 compared to $24.9 million for the fourth quarter of 2011. Overdraft fees decreased $1.8 million to $13.6 million. Commercial account service charge revenue totaled $8.3 million, up $487 thousand or 6% over the prior year. Service charges on deposit accounts with a standard monthly fee were $2.2 million, up $587 thousand or 36% over the fourth quarter of 2011.

Mortgage banking revenue grew $21.0 million over the fourth quarter of 2011 to $46.4 million. Mortgage loans funded for sale totaled $1.1 billion in the fourth quarter of 2012 and $753 million in the fourth quarter of 2011. Outstanding mortgage loan commitments increased $167 million and the unpaid principal balance of mortgage loans held for sale was up $92 million over the prior year. The difference between average primary and secondary rates for the fourth quarter of 2012 was 117 basis points compared to 90 basis points for the fourth quarter of 2011.

During fourth quarter of 2012, we recognized an $1.1 million gain from sales of $84 million of available for sale securities. We recognized $7.1 million of gains on sales of $667 million of available for sale securities in the fourth quarter of 2011.

For the fourth quarter of 2012, changes in the fair value of mortgage servicing rights increased pre-tax net income by $4.7 million, partially offset by a net loss of $2.9 million on fair value option securities and derivative contracts held as an economic hedge. For the fourth quarter of 2011, changes in the fair value of mortgage servicing rights decreased pre-tax net income by $5.3 million, partially offset by a $343 thousand net gain on fair value option securities and derivative contracts held as an economic hedge.

2011 Other Operating Revenue

Other operating revenue totaled $570.5 million for 2011, up $52.5 million over 2010. Fees and commissions revenue increased $12.2 million and net gains on securities, derivative and other assets increased $35.9 million. Other-than-temporary impairment charges recognized in earnings were $4.3 million less than charges recognized in 2010. Brokerage and trading revenue increased $2.7 million over 2010. Securities trading revenue was up $3.5 million primarily due to increased gains on municipal securities. Customer hedging revenue decreased $6.4 million due primarily to $4.4 million of credit losses. Retail brokerage revenue was $4.7 million due to increased market volatility which drove increased customer transaction activity. Investment banking revenue increased $950 thousand. Transaction card revenue increased $4.5 million over 2010. Increased revenue from the processing of transactions for TransFund network members and growth in merchant services fees were partially offset by a decrease in interchange fees paid by merchant banks due to the Durbin Amendment which became effective on October 1, 2011. The lower fees were partially offset by an increase in transaction volume. Trust fees and commissions increased $4.3 million due to growth in the fair value of fiduciary assets. Deposit service charges and fees decreased $7.7 million primarily due to overdraft fee regulations which were effective July 1, 2010. Mortgage banking revenue grew $4.0 million primarily due to an increase in gain on sales of mortgage in the secondary market.

Net gains on sales of available for sale securities were $34.1 million for 2011 compared to $21.9 million for 2010. Net gains on securities and derivative assets held as an economic hedge of the change in fair value of mortgage servicing rights were $24.4 million for 2011 compared to $7.3 million for 2010.

Other Operating Expense

Other operating expense for 2012 totaled $849.6 million, up $29.8 million or 4% over 2011. Changes in the fair value of mortgage servicing rights increased operating expense $9.2 million in 2012 and $40.4 million in 2011. Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $61.1 million or 8% over 2011. Personnel expenses increased $61.0 million or 14%. Non-personnel expenses were largely unchanged compared to the prior year.

Table 7 – Other Operating Expense
(In thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Regular compensation	$262,736	$247,945	$238,690	$231,897	$219,629
Incentive compensation:
Cash-based	116,718	97,222	91,219	80,569	79,280
Stock-based	37,170	20,558	12,764	10,585	3,897
Total incentive compensation	153,888	117,780	103,983	91,154	83,177
Employee benefits	74,409	64,261	59,191	57,466	50,141
Total personnel expense	491,033	429,986	401,864	380,517	352,947
Business promotion	23,338	20,549	17,726	19,582	23,536
Charitable contributions to BOKF Foundation	2,062	4,000	—	—	—
Professional fees and services	34,015	28,798	30,217	30,243	27,045
Net occupancy and equipment	66,726	64,611	63,969	65,715	60,632
Insurance	15,356	16,799	24,320	24,040	11,988
FDIC special assessment	—	—	—	11,773	—
Data processing & communications	98,904	97,976	87,752	81,292	78,047
Printing, postage and supplies	14,228	14,085	13,665	15,960	16,433
Net losses & operating expenses of repossessed assets	20,528	23,715	34,483	11,400	1,019
Amortization of intangible assets	2,927	3,583	5,336	6,970	7,661
Mortgage banking costs	44,334	37,621	43,172	37,248	22,976
Change in fair value of mortgage servicing rights	9,210	40,447	(3,661)	(12,124)	34,515
Visa retrospective responsibility obligation	—	—			(2,767)
Other expense	26,912	37,574	31,477	21,976	27,376
Total other operating expense	$849,573	$819,744	$750,320	$694,592	$661,408

Average number of employees (full-time equivalent)	4,614	4,474	4,394	4,403	4,140

Personnel expense

Regular compensation expense, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $14.8 million or 6% over 2011 primarily due to increases in headcount as a result of growth in mortgage, wealth management and commercial lending and standard annual merit increases which were fully effective in the second quarter of 2012. The Company generally awards annual merit increases during the first quarter for a majority of its staff.

Incentive compensation increased $36.1 million or 31% over 2011. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $19.5 million or 20% over 2011. Cash-based incentive compensation related to brokerage and trading revenue was up $10.4 million over 2011 and all other cash-based incentive compensation increased $9.1 million compared to the prior year.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense for equity awards decreased $327 thousand compared to 2011. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value. Stock-based deferred compensation expense also included deferred compensation that will ultimately be settled in cash indexed to investment performance or changes in earnings per share. Certain executive officers are permitted to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock. Compensation expense reflects changes in the market value of BOK Financial common stock and other investments. The year-end closing market price per share of BOK Financial common stock decreased $0.47 during 2012 and increased $1.53 during 2011. Expense based on changes in the fair value of BOK Financial common stock and other investments increased $1.4 million over the prior year.

In addition, stock-based incentive compensation expense increased $15.5 million during 2012 as $25 million was accrued in 2012 and $9.5 million was accrued in 2011 related to the BOK Financial Corp. 2011 True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan was intended to address inequality in the Executive Incentive Plan ("EIP"), which had been approved by shareholders in 2003 as a result of certain peer banks that performed poorly during the most recent economic cycle. Performance goals for the EIP are based on the Company's earnings per share growth compared to peers and business unit performance. As the economy improves and credit losses normalize, peer banks were expected to experience significant comparative earnings per share percentile increases. This "bounce-back" effect would have resulted in the unanticipated result of no annual bonuses in the years 2011, 2012 and 2013 and the forfeiture of long-term incentive awards for 2010 and 2011 in their entirety, despite BOK Financial's strong annual earnings growth through the economic cycle while many peers experienced negative or declining earnings. The True-Up Plan was designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. Compensation expense is determined by ranking BOK Financial's earnings per share to peer banks and then aligning compensation with the peer bank that most closely relates to BOK Financial earnings per share performance. The final amount due under the 2011 True-Up Plan will be determined as of December 31, 2013 and distributed in 2014. Based on currently available information, incremental amounts estimated to be payable under the 2011 True-Up Plan are approximately $64 million. Performance measurement through 2013 may be volatile and could result in future upward or downward adjustments to compensation expense.

Employee benefit expense increased $10.1 million or 16% over 2011. Employee medical costs totaled $27.0 million, an increase of $7.2 million or 36% over the prior year. The Company self-insures a portion of its employee health care coverage and these costs may be volatile. Payroll tax expense increased $1.9 million over 2011 to $25.0 million. Employee retirement plan costs totaled $16.8 million, up $1.4 million and pension expense was $3.4 million, down $553 thousand compared to the prior year.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, were largely unchanged compared to the prior year. Net losses and operating expense related to repossessed assets were down $3.2 million compared to the prior year. Discretionary contributions to the BOKF Foundation totaled $2.1 million in 2012 and $4.0 million in 2011. BOKF Foundation partners with charitable organizations supporting needs within our communities. Mortgage banking costs increased $6.7 million due primarily to increased amortization expense of our mortgage servicing rights. Other expenses were down $10.7 million compared to the prior year as 2011 included accruals for overdraft fee litigation settled in 2012. Professional fees and services costs were up $5.2 million primarily due to increased expense related to product consulting fees and business growth. All other non-personnel operating expenses were up $3.9 million.

Fourth Quarter 2012 Operating Expenses

Other operating expense for the fourth quarter of 2012 totaled $222.1 million, up $3.1 million or 1% over the fourth quarter of 2011. Changes in the fair value of mortgage servicing rights decreased operating expense by $4.7 million in the fourth quarter of 2012 and increased operating expense by $5.3 million in the fourth quarter of 2011. Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $13.1 million or 6% over the fourth quarter of 2011.

Personnel expenses increased $10.1 million or 8%. Regular compensation expense increased $3.9 million or 6% over the fourth quarter of 2011 primarily due to increases in headcount. Incentive compensation increased $1.3 million or 3% over the fourth quarter of 2011. Employee benefit expense increased $4.9 million or 33% over the fourth quarter of 2011 primarily due to an increased level of large dollar employee medical insurance claims.

Non-personnel expenses increased $3.0 million or 3% over the fourth quarter of 2011 due primarily to the discretionary contribution to the BOKF Foundation during fourth quarter of 2012. No contribution was made in the fourth quarter of 2011. Increased professional fees and services expense was offset by decreased data processing and communication expense and lower mortgage banking costs.

2011 Operating Expenses

Other operating expense totaled $819.7 million for 2011, up $69.4 million over 2010. Changes in fair value of mortgage servicing rights increased other operating expenses by $40.4 million in 2011 and decreased operating expenses by $3.7 million in 2010. Excluding changes in fair value of mortgage servicing rights, operating expenses totaled $779.3 million, up $25.3 million over 2010.

Personnel expense increased $28.1 million. Regular compensation expense totaled $247.9 million, up $9.3 million primarily due to a modest increase in staffing levels in 2011. Incentive compensation expense increased $13.8 million to $117.8 million. Cash-based incentive compensation increased $6.0 million, compensation expense for equity awards increased $1.7 million and for liability awards increased $6.1 million. Employee benefit expense increased $5.1 million.

Non-personnel expense, excluding changes in fair value of mortgage servicing rights decreased $2.8 million. Net losses and operating expenses of repossessed assets decreased $10.8 million due primarily to a decrease in net losses from sales and write-downs of repossessed property based on our quarterly review of carrying values. FDIC insurance expense decreased $7.7 million due primarily to the change to a risk-sensitive assessment based on assets. Mortgage banking costs were down $5.6 million due to amortization of mortgage servicing rights. Data processing and communications expense increased $10.2 million primarily due to higher bank card transaction volume and increased software amortization expense. Other expense increased $6.1 million primarily due to accruals for overdraft fee litigation settled in 2012. The Company made a $4.0 million discretionary contribution to BOKF Foundation in 2011.
Income Taxes

Income tax expense was $188.7 million or 35% of book taxable income for 2012, $158.5 million or 35% of book taxable income for 2011 and $123.4 million or 33% of book taxable income for 2010. Tax expense currently payable totaled $179 million in 2012, $154 million in 2011 and $150 million in 2010.

The statute of limitations expired on an uncertain tax position and the Company adjusted its current income tax liability to amounts on filed tax returns for 2011 in 2012, 2010 in 2011 and 2009 in 2010. Excluding these adjustments income tax expense would have been $190 million or 35% of book taxable income for 2012, $160 million or 35% of book taxable income for 2011 and $126 million or 34% of book taxable income for 2010.

Net deferred tax assets totaled $3 million at December 31, 2012 and $38 million at December 31, 2011. The decrease was due primarily to the tax effect of unrealized gains on available for sale securities and reduction in allowance for credit losses. We have evaluated the recoverability of our deferred tax assets based on taxes previously paid in net loss carry-back periods and other factors and determined that no valuation allowance was required.

The allowance for uncertain tax positions totaled $12 million at December 31, 2012 and December 31, 2011. BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.

Income tax expense was $44.3 million or 35% of book taxable income for the fourth quarter of 2012 compared to $37.4 million or 36% of book taxable income for the fourth quarter of 2011.

Table 8 – Selected Quarterly Financial Data
(In thousands, except per share data)

	2012
	First	Second	Third	Fourth
Interest revenue	$198,208	$203,055	$196,071	$194,314
Interest expense	24,639	21,694	20,044	20,945
Net interest revenue	173,569	181,361	176,027	173,369
Provision for (reduction of) allowance for credit losses	—	(8,000)	—	(14,000)
Net interest revenue after provision for (reduction of) allowance for credit losses	173,569	189,361	176,027	187,369

Fees and commissions revenue	144,571	155,751	165,973	165,808
Gain (loss) on financial instruments and other assets, net	(7,290)	30,509	13,971	(3,182)
Other operating revenue	137,281	186,260	179,944	162,626

Personnel expense	114,769	122,297	122,775	131,192
Net losses and expenses of repossessed assets	2,245	5,912	5,706	6,665
Change in fair value of mortgage servicing rights	(7,127)	11,450	9,576	(4,689)
Other non-personnel expense	72,250	83,352	84,283	88,917
Total other operating expense	182,137	223,011	222,340	222,085

Income before taxes	128,713	152,610	133,631	127,910
Federal and state income tax	45,520	53,149	45,778	44,293
Net income	83,193	99,461	87,853	83,617
Net income (loss) attributable to non-controlling interest	(422)	1,833	471	1,051
Net income attributable to shareholders of BOK Financial Corp.	$83,615	$97,628	$87,382	$82,566

Earnings per share:
Basic	$1.22	$1.43	$1.28	$1.21
Diluted	$1.22	$1.43	$1.27	$1.21

Average shares:
Basic	67,665	67,473	67,967	67,623
Diluted	67,942	67,745	68,335	67,915

Table 8 – Selected Quarterly Financial Data (continued)
(In thousands, except per share data)

	2011
	First	Second	Third	Fourth
Interest revenue	$202,089	$205,717	$205,749	$198,040
Interest expense	31,450	31,716	30,365	26,570
Net interest revenue	170,639	174,001	175,384	171,470
Provision for (reduction of) allowance for credit losses	6,250	2,700	—	(15,000)
Net interest revenue after provision for (reduction of) allowance for credit losses	164,389	171,301	175,384	186,470

Fees and commissions revenue	123,274	127,826	146,035	131,786
Gain (loss) on financial instruments and other assets, net	(5,696)	13,703	27,581	6,026
Other operating revenue	117,578	141,529	173,616	137,812

Personnel expense	99,994	105,603	103,260	121,129
Net losses and expenses of repossessed assets	6,015	5,859	5,939	6,180
Change in fair value of mortgage servicing rights	(3,129)	13,493	24,822	5,261
Other non-personnel expense	75,569	76,823	86,514	86,412
Total other operating expense	178,449	201,778	220,535	218,982

Income before taxes	103,518	111,052	128,465	105,300
Federal and state income tax	38,752	39,357	43,006	37,396
Net income	$64,766	$71,695	$85,459	$67,904
Net income (loss) attributable to non-controlling interest	(8)	2,688	358	911
Net income attributable to shareholders of BOK Financial Corp.	$64,774	$69,007	85,101	66,993

Earnings per share:
Basic	$0.95	$1.01	$1.24	$0.98
Diluted	$0.94	$1.00	$1.24	$0.98

Average shares:
Basic	67,902	67,898	67,828	67,526
Diluted	68,177	68,169	68,037	67,775

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

As shown in Table 9, net income attributable to our lines of business increased $60.9 million or 34% over the prior year. The increase in net income attributed to our lines of business was due primarily to a $79.2 million increase in mortgage banking revenue, a $19.7 million increase in brokerage and trading revenue and a $14.7 million decrease in net loans charged off, partially offset by a $30.8 million increase in personnel expense.

Table 9 – Net Income by Line of Business
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Commercial Banking	$143,212	$127,388	$80,323
Consumer Banking	74,306	33,504	50,226
Wealth Management	19,872	15,617	14,316
Subtotal	237,390	176,509	144,865
Funds Management and other	113,801	109,366	101,889
Total	$351,191	$285,875	$246,754

Commercial Banking

Commercial Banking contributed $143.2 million to consolidated net income in 2012, up $15.8 million or 12% over the prior year. Net interest revenue grew by $8.8 million as the balance of average commercial loans increased $799 million or 10%. Net loans charged off were down $9.9 million compared to 2011. Other operating revenue was up $23.6 million including a $14.2 million gain on the sale of $26 million of common stock received in 2009 in partial satisfaction of a defaulted commercial loan and a $10.0 million increase in fees and commissions revenue. Other operating expense increased $16.4 million or 7% over 2011. Corporate expense allocations were up $8.1 million over the prior year due to increased lending activity and personnel expenses increased $6.9 million.

During the second quarter of 2011, banking services for small business customers were transferred from the Consumer Banking segment to the Commercial Banking segment. As a result of this transfer, net interest revenue increased $14.0 million, other operating revenue increased $7.2 million and operating expenses increased $8.3 million in 2011. In addition, average deposits increased $593 million and average loans increased $18 million over 2010 primarily due to the transfer of these balances from the Consumer Banking segment.

Table 10 – Commercial Banking
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net interest revenue from external sources	$367,412	$342,833	338,391
Net interest expense from internal sources	(46,414)	(30,676)	(45,317)
Total net interest revenue	320,998	312,157	293,074
Net loans charged off	10,852	20,760	70,489
Net interest revenue after net loans charged off	310,146	291,397	222,585

Fees and commissions revenue	156,724	146,771	141,630
Gain (loss) on financial instruments and other assets, net	14,407	774	(2,638)
Other operating revenue	171,131	147,545	138,992

Personnel expense	102,715	95,801	93,236
Net losses and expenses of repossessed assets	15,898	16,692	26,811
Other non-personnel expense	76,848	74,610	74,254
Corporate allocations	51,427	43,348	35,815
Total other operating expense	246,888	230,451	230,116

Income before taxes	234,389	208,491	131,461
Federal and state income tax	91,177	81,103	51,138

Net income	$143,212	$127,388	$80,323

Average assets	$9,949,735	$9,383,528	$8,893,868
Average loans	9,087,745	8,289,001	8,139,851
Average deposits	8,553,014	7,757,808	5,999,381
Average invested capital	882,288	884,169	899,005
Return on average assets	1.44%	1.36%	0.90%
Return on invested capital	16.23%	14.41%	8.93%
Efficiency ratio	51.68%	50.22%	52.94%
Net charge-offs to average loans	0.12%	0.25%	0.87%

Net interest revenue increased $8.8 million or 3% over 2011. Growth in net interest revenue was due to a $799 million increase in average loan balances, partially offset by decreased loan yields. Lower yields on deposits sold to our Funds Management unit was partially offset by a $795 million increase in average deposit balances.

Fees and commissions revenue increased $10.0 million or 7% over 2011. Commercial deposit service charges and fees increased $4.6 million or 13% over the prior year. The average earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances, decreased 21 basis points compared to the prior year to better align with market interest rates. Transaction card revenue increased $4.0 million or 5% due to increased customer transaction volume.

Operating expenses increased $16.4 million or 7% over 2011. Personnel costs increased $6.9 million or 7% primarily due to increased incentive compensation. Regular compensation expense and employee benefits expense also increased over the prior year. Net losses and operating expenses on repossessed assets decreased $794 thousand compared to the prior year. Other non-personnel expenses increased $2.2 million primarily due to higher data processing expenses related to increased transaction card activity. Corporate expense allocations increased $8.1 million primarily due to increased customer loan and deposit activity.

The average outstanding balance of loans attributed to Commercial Banking increased $799 million to $9.1 billion for 2012. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment. Net Commercial Banking loans charged off were down $9.9 million compared to 2011 to $10.9 million or 0.12% of average loans attributed to this line of business. Net charge-offs for 2012 included the return of a $7.1 million loan settlement received in 2008 as discussed in greater detail in in Management's Discussion & Analysis of Financial Condition – Summary of Loan Loss Experience following. Excluding the impact of this item, the decrease in net loans charged off was primarily due to a decrease in losses on commercial real estate loans.

Average deposits attributed to Commercial Banking were $8.6 billion for 2012, an increase of $795 million or 10% over the 2011 primarily related to an increase in average demand deposits, partially offset by a decrease in interest-bearing transaction account balances and time deposits. Average balances attributed to our commercial & industrial loan customers increased $474 million or 17% and average balances attributed to our energy customers increased $400 million or 44%. Small business banking customer average balances increased $157 million or 9%. Average balances held by treasury services customers were down $286 million compared to the prior year. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Consumer Banking

Consumer banking services are provided through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer banking also conducts mortgage banking activities through offices located outside of our consumer banking markets and through correspondent loan originators.

Consumer banking contributed $74.3 million to consolidated net income for 2012, up $40.8 million primarily due to growth in mortgage banking revenue. Revenue from mortgage loan production was up $77.1 million over the prior year. Changes in fair value of our mortgage servicing rights, net of economic hedge, decreased net income attributed to consumer banking by $795 thousand in 2012 and decreased net income attributed to consumer banking by $8.0 million in 2011.

Table 11 – Consumer Banking
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net interest revenue from external sources	$90,036	$89,745	$86,292
Net interest revenue from internal sources	25,120	33,109	47,624
Total net interest revenue	115,156	122,854	133,916
Net loans charged off	9,345	13,451	24,705
Net interest revenue after net loans charged off	105,811	109,403	109,211

Fees and commissions revenue	266,566	197,271	204,149
Gain on financial instruments and other assets, net	5,552	26,051	10,908
Other operating revenue	272,118	223,322	215,057

Personnel expense	93,409	88,993	80,660
Net losses and expenses of repossessed assets	1,405	3,044	3,583
Change in fair value of mortgage servicing rights	9,210	40,447	(3,661)
Other non-personnel expense	108,661	94,395	101,503
Corporate allocations	43,630	51,012	59,980
Total other operating expense	256,315	277,891	242,065

Income before taxes	121,614	54,834	82,203
Federal and state income tax	47,308	21,330	31,977

Net income	$74,306	$33,504	$50,226

Average assets	$5,727,267	$5,937,585	$6,243,746
Average loans	2,130,293	2,067,548	2,109,520
Average deposits	5,598,063	5,741,719	6,130,383
Average invested capital	287,972	273,906	277,837
Return on average assets	1.30%	0.56%	0.80%
Return on invested capital	25.73%	12.23%	18.08%
Efficiency ratio	64.73%	74.17%	72.69%
Net charge-offs to average loans	0.44%	0.65%	1.17%
Residential mortgage loans funded for sale	$3,708,350	$2,293,834	$2,501,860

	December 31, 2012	December 31, 2011	December 31, 2010
Banking locations	217	212	207
Residential mortgage loans servicing portfolio[1]	$13,091,482	$12,356,917	$12,059,241

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from consumer banking activities decreased $7.7 million compared to 2011. Net interest earned on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights decreased by $11.3 million due to a $185 million decrease in the average balance of this portfolio and lower average yields. Net interest revenue related to the consumer loan portfolio increased compared to the prior year as the average loan balance increased $63 million or 3% over the prior year. The average balance of residential mortgage loans increased over the prior year. Other consumer loans also increased, offset by decreased balances of indirect automobile loans due to pay-downs. The Company previously disclosed its decision to exit the indirect automobile loan business in the first quarter of 2009. Net interest earned on deposits sold to our Funds Management unit decreased $6.7 million primarily due to lower yields on funds invested.

Net loans charged off by the Consumer Banking unit decreased $4.1 million compared to 2011 to $9.3 million or 0.44% of average loans. Net consumer banking charge-offs also includes indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Fees and commissions revenue increased $69.3 million or 35% over the prior year. Mortgage banking revenue was up $79.0 million or 86% over the prior year primarily due to increased residential mortgage loan originations and commitments and improved pricing of loans sold. Transaction card revenues decreased $12.7 million or 36% from the prior year primarily due to the impact of interchange fee regulations which became effective on October 1, 2011.

Excluding the change in the fair value of mortgage servicing rights, operating expenses increased $9.7 million or 4% over 2011. Personnel expenses were up $4.4 million or 5% primarily due to expansion of our mortgage banking division, which positioned us to benefit from increased demand as the result of continued low mortgage interest rates. Non-personnel expense increased $14.3 million or 15% primarily due to increased mortgage banking activity including decreases in our mortgage servicing rights due to refinancing activity as a result of the low interest rate environment, increased data processing, professional fees and occupancy costs. Corporate expense allocations decreased $7.4 million compared to the prior year primarily due to decreased occupancy cost allocations for branch banking. Net losses and operating expenses of repossessed assets were down $1.6 million compared to the prior year.

Average consumer deposit balances decreased $144 million or 3%, primarily due to a $317 million or 15% decrease in higher costing time deposit balances. Average interest-bearing transaction accounts increased $109 million or 4%, average savings account balances were up $44 million or 23% and average demand deposit balances increased $20 million or 3%.

Our Consumer Banking division originates, markets and services conventional and government-sponsored residential mortgage loans for all of our geographical markets. We funded $4.0 billion of residential mortgage loans in 2012 compared to $2.6 billion in 2011. Mortgage loan fundings included $3.7 billion of mortgage loans funded for sale in the secondary market and $256 million funded for retention within the consolidated group. Approximately 33% of our mortgage loans funded were in the Oklahoma market, 15% in the Texas market, 14% in the New Mexico market and 14% in the Colorado market. In addition, 10% of our mortgage loan fundings came from correspondent lenders. Expansion of our mortgage banking division in the Texas, Colorado and Kansas/Missouri markets positioned us to benefit from increased demand as the result of continued low mortgage interest rates.

At December 31, 2012, the Consumer Banking division serviced $12.0 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group. Approximately 97% of the mortgage loans serviced by the Consumer Banking division were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $84 million or 0.70% of loans serviced for others at December 31, 2012 compared to $136 million or 1.20% of loans serviced for others at December 31, 2011. Mortgage servicing revenue, including revenue on loans serviced for the consolidated group, increased $1.9 million or 5% over the prior year to $41.8 million.

Wealth Management

Wealth Management contributed $19.9 million to consolidated net income in 2012, up $4.3 million or 27% over the prior year. Net interest revenue increased $1.8 million or 4% over the prior year. Fees and commissions revenue grew by $28.1 million or 16% over 2011. Brokerage and trading revenue was up on increased customer activity and trust fees and commissions grew primarily due to the acquisition of The Milestone Group in the third quarter of 2012. Other operating expense increased $23.7 million or 12% primarily due to increased incentive compensation and personnel expenses due to expansion of the Wealth Management division during the year.

Table 12 – Wealth Management
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net interest revenue from external sources	$27,754	$30,813	$36,012
Net interest revenue from internal sources	21,432	16,540	12,546
Total net interest revenue	49,186	47,353	48,558
Net loans charged off	2,284	2,960	10,831
Net interest revenue after net loans charged off	46,902	44,393	37,727

Fees and commissions revenue	199,406	171,323	164,785
Gain on financial instruments and other assets, net	601	550	743
Other operating revenue	200,007	171,873	165,528

Personnel expense	146,407	126,909	120,944
Net losses and expenses of repossessed assets	55	33	44
Other non-personnel expense	31,049	28,762	26,259
Corporate allocations	36,874	35,002	32,578
Other operating expense	214,385	190,706	179,825

Income before taxes	32,524	25,560	23,430
Federal and state income tax	12,652	9,943	9,114

Net income	$19,872	$15,617	$14,316

Average assets	$4,357,523	$4,073,623	$3,686,133
Average loans	929,319	1,011,319	1,146,153
Average deposits	4,281,423	3,976,183	3,586,435
Average invested capital	184,622	174,877	169,775
Return on average assets	0.46%	0.38%	0.39%
Return on invested capital	10.76%	8.93%	8.43%
Efficiency ratio	86.24%	87.21%	84.29%
Net charge-offs to average loans	0.25%	0.29%	0.94%

Our Wealth Management division serves as custodian to or manages assets of customers. Fees are earned commensurate with the level of service provided. We may have sole or joint investment discretion over the assets of the customer or may be fiduciary for the assets, but investment selection authority remains with the customer or a manager outside of the Company. The Wealth Management division also provides safekeeping services for personal and institutional customers including holding of the customer's assets, processing of income and redemptions and other customer recordkeeping and reporting services. We also provide brokerage services for customers whom maintain or delegate investment authority and for which BOK Financial does not have custody of the assets.

A summary of assets under management or in custody follows in Table 13.

Table 13 – Assets Under Management or in Custody
(Dollars in thousands)

	December 31, 2012	December 31, 2011	December 31, 2010
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$10,981,353	$9,916,322	$9,351,345
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	1,659,822	221,465	171,205
Non-managed fiduciary assets in custody	13,187,863	12,684,026	13,392,187
Total fiduciary assets	25,829,038	22,821,813	22,914,737
Assets held in safekeeping	20,994,011	18,948,739	16,345,623
Brokerage accounts under BOKF administration	4,402,992	3,635,300	3,117,159
Assets under management or in custody	$51,226,041	$45,405,852	$42,377,519

Net interest revenue increased $1.8 million or 4% over the prior year. Growth in average assets was largely due to funds sold to the Funds Management unit. Average deposit balances increased $305 million or 8%. Non-interest bearing demand deposits grew by $282 million or 51% during the year and average interest-bearing transaction balances were up $90 million or 3%. Higher costing time deposit average balances decreased $69 million. Average loan balances decreased $82 million. The decrease is primarily due to residential mortgage loans previously originated by our Private Bank and retained by the Wealth Management segment being refinanced, including refinancings performed by the mortgage division of our Consumer Banking segment.

Fees and commissions revenue grew by $28.1 million or 16% over 2011. Brokerage and trading revenue increased $20.7 million or 22%, primarily due to securities and derivative contracts sold to our mortgage banking customers. Retail brokerage fees and investment banking fees also grew compared to the prior year. Trust fees and commissions increased $6.8 million or 9%. The Company acquired The Milestone Group, a Denver based investment adviser to high net worth clients, in the third quarter of this year adding $3.5 million in revenue and $1.4 billion of fiduciary assets as of December 31, 2012. The remaining increase was due to the increase in fair value of fiduciary assets during 2012.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In 2012, the Wealth Management division participated in 445 underwritings that totaled $6.8 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $2.4 billion of these underwritings. In 2011, the Wealth Management division participated in 278 underwritings that totaled approximately $4.7 billion. Our interest in these underwritings totaled approximately $1.5 billion.

Operating expenses increased $23.7 million or 12% over the prior year. Personnel expenses increased $19.5 million or 15%. Regular compensation costs increased $6.2 million primarily due to increased headcount and annual merit increases. Incentive compensation increased $11.7 million over the prior year. Non-personnel expenses increased $2.3 million or 8%. Corporate expense allocations were up $1.9 million or 5% due primarily to additional expenses incurred related to expansion of the Wealth Management business line and increased customer transaction activity.

Geographical Market Distribution

The Company secondarily evaluates performance by primary geographical market. Loans are generally attributed to geographical markets based on the location of the customer and may not reflect the location of the underlying collateral. Brokered deposits and other wholesale funds are not attributed to a geographical market. Funds Management and other also includes insignificant results of operations in locations outside our primary geographic regions. Mortgage origination and marketing revenue is attributed to the geography where the mortgage was originated. Mortgage origination and marketing revenue related to correspondent banking is attributed to Oklahoma. All interest revenue on mortgage loans retained by BOKF and servicing revenue for mortgage loans sold in the secondary market and serviced for others is also attributed to Oklahoma.

Table 14 – Net Income (Loss) by Geographic Region
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Bank of Oklahoma	$122,849	$104,848	$114,599
Bank of Texas	49,671	42,524	29,822
Bank of Albuquerque	22,748	14,168	8,299
Bank of Arkansas	12,725	5,976	3,955
Colorado State Bank & Trust	18,306	10,223	2,959
Bank of Arizona	(1,115)	(8,341)	(22,756)
Bank of Kansas City	9,833	5,344	4,548
Subtotal	235,017	174,742	141,426
Funds Management and other	116,174	111,133	105,328
Total	$351,191	$285,875	$246,754

Bank of Oklahoma

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. Oklahoma is a significant market to the Company, representing 47% of our average loans, 55% of our average deposits and 35% of our consolidated net income for 2012. In addition, all of our mortgage servicing activity, TransFund EFT network and 69% of our fiduciary assets are attributed to the Oklahoma market.

Net income generated by the Bank of Oklahoma in 2012 increased $18.0 million or 17% over 2011. Net interest revenue decreased $6.9 million or 3%. Net charge-offs were down $4.3 million compared to the prior year to $15.5 million or 0.28% of average loans. Fees and commissions revenue was up $21.4 million or 7% primarily due to increased mortgage banking revenue. Other operating expenses, excluding changes in the fair value of mortgage servicing rights, were up $16.6 million or 5%. Changes in fair value of our mortgage servicing rights, net of economic hedge, decreased net income by $795 thousand in 2012 and decreased net income by $8.0 million in 2011.

Table 15 – Bank of Oklahoma
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net interest revenue	$233,682	$240,616	$244,455
Net loans charged off	15,451	19,796	41,804
Net interest revenue after net loans charged off	218,231	220,820	202,651

Fees and commissions revenue	326,009	304,605	322,179
Gain on financial instruments and other assets, net	23,836	27,858	10,085
Other operating revenue	349,845	332,463	332,264

Personnel expense	153,358	148,935	152,134
Net losses and expenses of repossessed assets	5,695	4,657	4,252
Change in fair value of mortgage servicing rights	9,210	40,447	(1,326)
Other non-personnel expense	165,489	147,797	149,943
Corporate allocations	33,261	39,846	42,352
Total other operating expense	367,013	381,682	347,355

Income before taxes	201,063	171,601	187,560
Federal and state income tax	78,214	66,753	72,961

Net income	$122,849	$104,848	$114,599

Average assets	$11,544,276	$10,930,742	$9,775,984
Average loans	5,460,429	5,247,656	5,438,436
Average deposits	10,394,644	9,821,782	8,782,196
Average invested capital	548,302	541,152	548,537
Return on average assets	1.06%	0.96%	1.17%
Return on invested capital	22.41%	19.37%	20.89%
Efficiency ratio	63.93%	62.59%	61.54%
Net charge-offs to average loans	0.28%	0.38%	0.77%
Residential mortgage loans funded for sale	$1,671,776	$1,105,800	$1,246,511

Net interest revenue decreased $6.9 million or 3% compared to the prior year. Decreased yield on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights was partially offset by lower funding costs. The average balance of these securities decreased $185 million compared to 2011. Average loan balances were up $213 million or 4% over last year and loan yields were down. The favorable net interest impact of the $573 million increase in average deposit balances was offset by lower yield on funds sold to the Funds Management unit.

Fees and commission revenue grew by $21.4 million or 7% over 2011. Mortgage banking revenue was up $22.5 million over last year primarily due to increased mortgage loan origination and commitment volumes and increased gains on sales of residential mortgage loans in the secondary market. Transaction card revenue was down $4.9 million primarily due to changes in interchange fee regulations which were effective October 1, 2011. Deposit service charges and brokerage and trading revenue also increased over the prior year.

Excluding the change in the fair value of mortgage servicing rights, other operating expenses were up $16.6 million or 5% over the prior year. Personnel expenses were up $4.4 million or 3% over 2011 primarily due to increased regular compensation expense due to a modest increase in headcount and annual merit increases. Increased employee benefit expense was offset by lower incentive compensation expense compared to the prior year. Non-personnel expenses were up $17.7 million or 12%. Data processing and communications expense was up $4.1 million due to increased customer transaction activity and impairment charges on two discontinued software projects. Mortgage banking and professional fees and services expense were both up $4.0 million over the prior year. Corporate expense allocations were down $6.6 million compared to the prior year. Increased loan and deposit activity outside of Oklahoma increased the corporate expense allocation to these other geographies. Net losses and operating expenses of repossessed assets were up $1.0 million over 2011 primarily due to write-downs related to regularly scheduled appraisal updates.

Net loans charged off totaled $15.5 million or 0.28% of average loans for 2012 compared to $19.8 million or 0.38% of average loans for 2011. Net charge-offs for 2012 included the return of $7.1 million received from the City of Tulsa in 2008 to settle claims related to a defaulted loan. The settlement agreement between BOK Financial and the City of Tulsa was invalidated by the Oklahoma Supreme Court in 2011 as discussed further in Note 14 to the Consolidated Financial Statements. Excluding this item, net charge-offs were $8.4 million or 0.15% of average loans for 2012.

Average deposits attributed to the Bank of Oklahoma increased $572.9 million or 6% over 2011. Commercial Banking deposit balances increased $378 million or 8% over the prior year. Deposits related to commercial and industrial customers and energy customers increased over the prior year, partially offset by decreased average balances related to treasury services customers. Consumer deposits also increased $71 million or 2%. Wealth Management deposits increased $124 million or 5%, primarily due to an increase in average trust deposit balances.

Bank of Texas

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas. Texas is our second largest market with 33% of our average loans, 24% of our average deposits and 14% of our consolidated net income for 2012.

Net income for the Bank of Texas increased $7.1 million or 17% over the prior year primarily due to increased mortgage banking revenue partially offset by increased personnel expenses. Net interest revenue increased $5.2 million or 4% due primarily to a $415 million or 12% growth in loans and lower funding costs. Fees and commission revenue grew by $19.8 million or 29% primarily due to increased mortgage banking revenue. Other operating expense increased $12.4 million or 9% due primarily to increased incentive compensation and growth in the Texas market.

Table 16 – Bank of Texas
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net interest revenue	$142,906	$137,696	$134,323
Net loans charged off	5,496	4,170	15,340
Net interest revenue after net loans charged off	137,410	133,526	118,983

Fees and commissions revenue	87,252	67,417	60,722
Gain (loss) on financial instruments and other assets, net	188	342	(7)
Other operating revenue	87,440	67,759	60,715

Personnel expense	79,350	70,855	65,311
Net losses and expenses of repossessed assets	3,240	1,569	6,708
Other non-personnel expense	24,965	23,403	23,201
Corporate allocations	39,684	39,015	37,881
Total other operating expense	147,239	134,842	133,101

Income before taxes	77,611	66,443	46,597
Federal and state income tax	27,940	23,919	16,775

Net income	$49,671	$42,524	$29,822

Average assets	$5,110,336	$4,933,463	$4,479,689
Average loans	3,832,395	3,417,235	3,320,173
Average deposits	4,602,272	4,368,967	3,901,364
Average invested capital	482,612	473,926	479,391
Return on average assets	0.97%	0.86%	0.67%
Return on invested capital	10.29%	8.97%	6.22%
Efficiency ratio	63.97%	65.74%	68.24%
Net charge-offs to average loans	0.14%	0.12%	0.46%
Residential mortgage loans funded for sale	$500,769	$220,022	$252,364

Net interest revenue increased $5.2 million or 4% over 2011 primarily due to decreased deposit costs and growth of the loan portfolio. Average outstanding loans increased by $415 million or 12% over the prior year. The benefit of a $233 million or 5% increase in deposits was offset by lower yield on funds invested by the Funds Management unit.

Fees and commissions revenue grew $19.8 million or 29% over 2011 primarily due to increased mortgage banking revenue. Brokerage and trading revenue and trust fees and commissions also increased over the prior year. Transaction card revenue was down compared to the prior year primarily due to debit card interchange fee regulations which became effective in the third quarter of 2011. Deposit service charges and fees were largely unchanged compared to the prior year.

Operating expenses increased $12.4 million or 9% over 2011. Personnel costs were up $8.5 million or 12% primarily due to incentive compensation expense and increased head count related to higher residential mortgage loan origination activity. Net losses and operating expense of repossessed assets increased $1.7 million over last year due primarily to write-downs related to regularly scheduled appraisal updates. Non-personnel expenses increased $1.6 million or 7%. Corporate expense allocations increased $669 thousand or 2%.

Net loans charged off totaled $5.5 million or 0.14% of average loans for 2012, compared to $4.2 million or 0.12% of average loans for 2011.

Bank of Albuquerque

Net income attributable to the Bank of Albuquerque totaled $22.7 million or 6% of consolidated net income, an $8.6 million or 61% increase over 2011 due primarily to the growth in mortgage banking revenue.

Net interest revenue increased $847 thousand or 2% over the prior year. Average loan balances were largely unchanged compared to the prior year. Average deposit balances were up $25 million or 2% over the prior year. Decreased deposit costs were offset by a decrease in the yield on funds invested with the Funds Management unit. Net loans charged off improved to $1.1 million or 0.16% of average loans for 2012 compared to net loans charged off of $2.1 million or 0.30% of average loans for 2011.

Fees and commissions revenue increased $13.5 million or 38% over the prior year primarily due to a $14.6 million increase in mortgage banking revenue, partially offset by decreased transaction card revenue due to debit card interchange fee regulations. Other operating expense increased $1.3 million or 3%. Personnel expenses were up $2.5 million or 14% primarily due to increased incentive compensation primarily related to increased mortgage activity. Net losses and expenses of repossessed assets decreased $1.9 million to $165 thousand for 2012. Increased corporate allocation expenses were offset by lower non-personnel expenses.

Table 17 – Bank of Albuquerque
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net interest revenue	$34,806	$33,959	$32,649
Net loans charged off	1,136	2,103	7,219
Net interest revenue after net loans charged off	33,670	31,856	25,430

Other operating revenue – fees and commission	48,815	35,327	27,994

Personnel expense	20,388	17,865	13,135
Net losses and expenses of repossessed assets	165	2,018	2,891
Other non-personnel expense	8,239	8,779	9,884
Corporate allocations	16,463	15,333	13,931
Total other operating expense	45,255	43,995	39,841

Income before taxes	37,230	23,188	13,583
Federal and state income tax	14,482	9,020	5,284

Net income	$22,748	$14,168	$8,299

Average assets	$1,391,606	$1,390,700	$1,329,578
Average loans	715,095	707,723	719,160
Average deposits	1,267,487	1,242,964	1,231,643
Average invested capital	79,722	82,313	83,188
Return on average assets	1.63%	1.02%	0.62%
Return on invested capital	28.53%	17.21%	9.98%
Efficiency ratio	54.12%	63.50%	65.70%
Net charge-offs to average loans	0.16%	0.30%	1.00%
Residential mortgage loans funded for sale	$549,249	$354,964	$345,797

Bank of Arkansas

Net income attributable to the Bank of Arkansas grew $6.7 million or 113% over the prior year primarily due to growth in mortgage related securities trading revenue in our Little Rock office and mortgage banking revenue.

Net interest revenue increased $1.7 million or 20% over 2011 due primarily to the recognition of $2.9 million of foregone interest and fees collected on a nonaccruing wholesale/retail sector loans. Loans attributed to the Bank of Arkansas decreased $51 million compared to 2011 primarily due to the continued run-off of indirect automobile loans. Average deposits attributed to the Bank of Arkansas were largely unchanged compared to the prior year. Higher costing time deposits decreased $21 million or 39% compared to the prior year, partially offset by a $12 million or 9% increase in interest-bearing transaction deposits and a $7.0 million or 48% increase in demand deposit balances. The Bank of Arkansas experienced a net recovery of $1.4 million for 2012. In addition to foregone interest and fees, $2.0 million charged off in the second quarter of 2011 was recovered related to the nonaccruing wholesale/retail loan. Net loans charged off totaled $2.8 million or 1.02% of average loans for 2011.

Fees and commissions revenue was up $11.3 million or 30% over the prior year primarily due to increased mortgage banking revenue and increased mortgage related securities trading revenue at our Little Rock office. Other operating expenses were up $6.2 million or 18% primarily due to increased incentive compensation costs related to trading activity.

Table 18 – Bank of Arkansas
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net interest revenue	$9,892	$8,213	$10,221
Net loans charged off (recovered)	(1,443)	2,797	6,725
Net interest revenue after net loans charged off (recovered)	11,335	5,416	3,496

Other operating revenue – fees and commissions	49,691	38,347	41,258

Personnel expense	23,963	18,368	21,601
Net losses and expenses of repossessed assets	255	548	1,108
Other non-personnel expense	4,806	4,565	4,309
Corporate allocations	11,176	10,501	11,263
Total other operating expense	40,200	33,982	38,281

Income before taxes	20,826	9,781	6,473
Federal and state income tax	8,101	3,805	2,518

Net income	$12,725	$5,976	$3,955

Average assets	$233,226	$291,560	$357,178
Average loans	221,906	273,382	330,136
Average deposits	208,096	210,083	196,372
Average invested capital	19,720	23,563	23,232
Return on average assets	5.46%	2.05%	1.11%
Return on invested capital	64.53%	25.36%	17.02%
Efficiency ratio	67.47%	72.99%	74.36%
Net charge-offs (recoveries) to average loans	(0.65)%	1.02%	2.04%
Residential mortgage loans funded for sale	$111,049	$72,293	$72,148

Colorado State Bank & Trust

Net income attributed to Colorado State Bank & Trust increased $8.1 million or 79% over 2011 to $18.3 million. Net interest revenue increased $2.7 million or 8% primarily due to increased average loan and deposit balances, partially offset by a decrease in yield on funds sold to the Funds Management unit. Average loans increased $142 million or 18%. Average deposits attributable to Colorado State Bank & Trust increased $56 million or 4%. Demand deposits grew by $88 million during 2012 primarily to increased commercial account balances. Interest-bearing transaction deposit account balances increased $18 million or 4%. Higher costing time deposits decreased $53 million. Net loans charged off totaled $166 thousand or 0.02% of average loans for 2012 compared to net loans charged off of $2.2 million or 0.29% of average loans for 2011.

Fees and commissions revenue was up $17.1 million over 2011 primarily related to a $13.0 million increase in mortgage banking revenue and a $4.4 million increase in trust fees and commissions primarily due to the acquisition of the Milestone Group. The Milestone Group is a Denver-based registered investment adviser which provides wealth management services to high net worth clients in Colorado and Nebraska. Operating expenses were up $8.6 million or 21% over the prior year primarily due to mortgage banking activity and the Milestone Group acquisition. Personnel expenses were up $4.4 million, corporate expense allocations increased $2.8 million and non-personnel expenses were increased $1.3 million.

Table 19 – Colorado State Bank & Trust
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net interest revenue	$36,708	$34,018	$32,706
Net loans charged off	166	2,235	10,897
Net interest revenue after net loans charged off	36,542	31,783	21,809

Fees and commissions revenue	43,776	26,685	21,703
Gain (loss) on financial instruments and other assets, net	8	—	(6)
Other operating revenue	43,784	26,685	21,697

Personnel expense	26,895	22,485	17,050
Net losses and expenses of repossessed assets	510	401	1,429
Other non-personnel expense	7,163	5,815	6,330
Corporate allocations	15,798	13,035	13,854
Total other operating expense	50,366	41,736	38,663

Income before taxes	29,960	16,732	4,843
Federal and state income tax	11,654	6,509	1,884

Net income	$18,306	$10,223	$2,959

Average assets	$1,345,619	$1,343,816	$1,219,195
Average loans	924,700	782,583	767,983
Average deposits	1,330,179	1,273,794	1,145,887
Average invested capital	129,154	118,712	123,910
Return on average assets	1.36%	0.76%	0.24%
Return on invested capital	14.17%	8.61%	2.39%
Efficiency ratio	62.58%	68.75%	71.06%
Net charge-offs to average loans	0.02%	0.29%	1.42%
Residential mortgage loans funded for sale	$497,543	$298,630	$338,309

Bank of Arizona

Bank of Arizona had a net loss of $1.1 million for 2012 compared to a net loss of $8.3 million for 2011. The improvement was due primarily to growth in fee revenue, along with decreased net loans charged off and lower net losses and operating expenses of repossessed assets.

Net interest revenue increased $933 thousand or 6% over 2011. Average loan balances were down $18 million or 3% compared to the prior year. The decrease was primarily due to jumbo residential mortgage loans previously originated and retained by our wealth management segment in Arizona that were refinanced. Net loans charged off decreased to $2.4 million or 0.43% of average loans for 2012, compared to $7.2 million or 1.25% for 2011. Average deposits were up $88 million or 34% over last year. Interest-bearing transaction account balances grew by $72 million or 68% and demand deposit balances were up $27 million or 25% both primarily due to growth in commercial deposits. Higher costing time deposits balances decreased $11 million compared to the prior year.

Fees and commissions revenue was up $3.4 million primarily due to increased mortgage banking revenue and revenue from the operation of repossessed commercial real estate properties. Other operating expense decreased $3.1 million or 10% compared to 2011. Personnel expense decreased $158 thousand or 1% compared to the prior year. Net losses and operating expenses of repossessed assets remain elevated, but decreased $3.0 million to $7.4 million for 2012. Non-personnel expenses decreased $177 thousand or 5% compared to the prior year. Corporate overhead expense allocations were up $210 thousand or 4%.

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

Table 20 – Bank of Arizona
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net interest revenue	$17,170	$16,237	$11,792
Net loans charged off	2,420	7,168	22,324
Net interest revenue after net loans charged off	14,750	9,069	(10,532)

Fees and commissions revenue	10,150	6,780	5,071
Gain on financial instruments and other assets, net	—	349	—
Other operating revenue	10,150	7,129	5,071

Personnel expense	10,711	10,869	9,944
Net losses and expenses of repossessed assets	7,402	10,402	14,117
Other non-personnel expense	3,628	3,805	3,643
Corporate allocations	4,984	4,774	4,079
Total other operating expense	26,725	29,850	31,783

Loss before taxes	(1,825)	(13,652)	(37,244)
Federal and state income tax	(710)	(5,311)	(14,488)

Net loss	$(1,115)	$(8,341)	$(22,756)

Average assets	$612,682	$641,340	$609,694
Average loans	556,689	574,770	522,035
Average deposits	343,289	255,487	218,865
Average invested capital	60,916	65,025	65,242
Return on average assets	(0.18)%	(1.30)%	(3.73)%
Return on invested capital	(1.83)%	(12.83)%	(34.88)%
Efficiency ratio	97.82%	129.69%	188.48%
Net charge-offs to average loans	0.43%	1.25%	4.28%
Residential mortgage loans funded for sale	$96,026	$97,699	$141,379

Bank of Kansas City

Net income attributed to the Bank of Kansas City increased by $4.5 million or 84% over 2011 primarily due to growth in mortgage banking revenue.

Net interest revenue increased $1.5 million or 13%. Average loan balances grew by $72 million or 20%. Net charge-offs remained low, totaling $94 thousand or 0.02% of average loans for 2012 compared to $181 thousand or 0.05% of average loans for 2011. Average deposit balances were down $16 million or 5% due primarily to a $16 million decrease in higher costing time deposit balances. Demand deposit balances grew $95 million or 197% due primarily to commercial account balances, offset by a $95 million decrease in interest-bearing transaction account balances.

Fees and commissions revenue increased $13.6 million or 54% over the prior year primarily due to an $8.7 million increase in mortgage banking revenue and a $3.9 million increase in brokerage and trading revenue. Other operating expense increased $7.9 million or 28%. Personnel costs were up $3.5 million or 21% primarily due to increased incentive compensation. Corporate expense allocations increased by $3.9 million on higher customer transaction volume and non-personnel expense increased $606 thousand.

Table 21 – Bank of Kansas City
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net interest revenue	$13,207	$11,675	$9,428
Net loans charged off	94	181	71
Net interest revenue after net loans charged off	13,113	11,494	9,357

Other operating revenue – fees and commission	38,596	25,006	19,386

Personnel expense	20,091	16,603	12,975
Net losses (gains) and expenses of repossessed assets	91	176	(66)
Other non-personnel expense	4,609	4,003	3,090
Corporate allocations	10,824	6,971	5,301
Total other operating expense	35,615	27,753	21,300

Income before taxes	16,094	8,747	7,443
Federal and state income tax	6,261	3,403	2,895

Net income	$9,833	$5,344	$4,548

Average assets	$458,565	$376,652	$309,230
Average loans	436,143	364,517	297,604
Average deposits	286,531	302,632	239,759
Average invested capital	33,684	27,752	22,744
Return on average assets	2.14%	1.42%	1.47%
Return on invested capital	29.19%	19.26%	20.00%
Efficiency ratio	68.75%	75.66%	73.92%
Net charge-offs to average loans	0.02%	0.05%	0.02%
Residential mortgage loans funded for sale	$281,938	$144,426	$105,352

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, support customer transactions, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of December 31, 2012, December 31, 2011 and December 31, 2010.

Table 22 – Securities
(In thousands)

	December 31,
	2012			2011			2010
	Amortized Cost		Fair Value	Amortized Cost		Fair Value	Amortized Cost	Fair Value
Trading:
U.S. Government agency obligations	$16,602		$16,545	$22,140		$22,203	$3,890	$3,873
U.S. agency residential mortgage-backed securities	85,914		86,361	12,320		12,379	26,979	27,271
Municipal and other tax-exempt securities	90,552		90,326	38,693		39,345	23,610	23,396
Other trading securities	20,883		20,870	2,864		2,873	929	927
Total trading securities	213,951		214,102	76,017		76,800	55,408	55,467

Investment:
Municipal and other tax-exempt	232,700		235,940	128,697		133,670	184,898	188,577
U.S. agency residential mortgage-backed securities – Other[1]	82,767	1	85,943	121,704	1	120,536	—	—
Other debt securities	184,067		206,575	188,835		208,451	154,655	157,528
Total investment securities	499,534		528,458	439,236		462,657	339,553	346,105

Available for sale:
U.S. Treasury	1,000		1,002	1,001		1,006	—	—
Municipal and other tax-exempt	84,892		87,142	66,435		68,837	72,190	72,942
Residential mortgage-backed securities:
U.S. agencies	9,650,650		9,889,821	9,297,389		9,588,177	8,193,705	8,446,909
Privately issue	322,902		325,163	503,068		419,166	714,430	644,209
Total residential mortgage-backed securities	9,973,552		10,214,984	9,800,457		10,007,343	8,908,135	9,091,118
Commercial mortgage-backed securities guaranteed by U.S. government agencies	890,746		895,075	—		—	—	—
Other debt securities	35,680		36,389	36,298		36,495	6,401	6,401
Perpetual preferred stocks	22,171		25,072	19,171		18,446	19,511	22,114
Equity securities and mutual funds	24,593		27,557	33,843		47,238	29,181	43,046
Total available for sale securities	11,032,634		11,287,221	9,957,205		10,179,365	9,035,418	9,235,621

Fair value option securities:
U.S. agency residential mortgage-backed securities	253,726		257,040	606,876		626,109	433,662	428,021
Corporate debt securities	25,077		26,486	25,099		25,117	—	—
Other securities	723		770	—		—	—	—
Total fair value option securities	$279,526		$284,296	$631,975		$651,226	$433,662	$428,021

[1]
Includes $5.0 million at December 31, 2012 and $12 million at December 31, 2011 of remaining net unrealized gain which remains in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets related to securities transferred from the available for sale securities portfolio to the investment portfolio in 2011. See Note 2 to the Consolidated Financial Statements for additional discussion.

At December 31, 2012, the carrying value of investment (held-to-maturity) securities was $500 million and the fair value was $528 million. Investment securities consist primarily of long-term, fixed rate Oklahoma municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $89 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $11.0 billion at December 31, 2012, an increase of $1.1 billion over December 31, 2011. The increase was primarily in short-duration U.S. government agency residential mortgage-backed securities and U.S. government agency backed commercial mortgage-backed securities. At December 31, 2012, residential mortgage-backed securities represented 91% of total available for sale securities. We also added $895 million of commercial mortgage-backed securities fully backed by U.S. government agencies during 2012. The securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Current interest rates are historically low and prices for residential mortgage-backed securities are historically high resulting in low effective durations. Our best estimate of the duration of the residential mortgage-backed securities portfolio at December 31, 2012 is 2.2 years. Management estimates the duration extends to 3.7 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 1.7 years assuming a 50 basis point decline in the current low rate environment. Net unamortized premiums are less than 1% of the available for sale securities portfolio amortized cost.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At December 31, 2012, approximately $9.7 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $9.9 billion at December 31, 2012.

We also hold amortized cost of $323 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions. The amortized cost of these securities decreased $180 million from December 31, 2011. The fair value of these securities increased nearly 10% between December 31, 2011 and February 29, 2012. In response to this significant increase in fair value, management evaluated the expected performance of our privately-issued residential mortgage-backed securities portfolio. We sold $107 million of these securities we believe had reached their maximum expected potential in March 2012 at a $7.4 million loss. We do not intend to sell the remaining portfolio of privately-issued residential mortgage backed securities. The additional decline was primarily due to $67 million of cash received and $5.9 million of other-than-temporary impairment losses charged against earnings during 2012. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $325 million at December 31, 2012.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $199 million of Jumbo-A residential mortgage loans and $124 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage-backed securities held that were originated in 2007 and 2006. The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 10.2% and has been fully absorbed as of December 31, 2012. The Jumbo-A residential mortgage-backed securities had original credit enhancement of 9.4% and the current level is 4.6%. Approximately 79% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 24% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $6.6 million at December 31, 2012, down $80 million from December 31, 2011. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. Other-than-temporary impairment charges of $7.4 million were recognized in earnings in 2012, including $5.9 million related to certain privately issued residential mortgage-backed securities that we do not intend to sell and $1.0 million related to certain municipal securities that we do not intend to sell. In addition, impairment charges of $457 thousand were recognized on certain equity securities during 2012.

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
Bank-Owned Life Insurance

We have approximately $275 million of bank-owned life insurance at December 31, 2012. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $244 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At December 31, 2012, the fair value of investments held in separate accounts was approximately $267 million. As the underlying fair value of the investments held in a separate account at December 31, 2012 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $31 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.3 billion at December 31, 2012, up $1.0 billion or 9% over December 31, 2011. Commercial loans grew by $1.1 billion or 17% due largely to growth in energy and services sector loans. Commercial real estate loans decreased $62 million or 3%. Growth in multi-family residential property loans was offset by a decrease in construction and land development loans. Residential mortgage loans were up $71 million or 4% primarily due to an increase in home equity loans, partially offset by a decrease in permanent residential mortgage loans. Consumer loans decreased $53 million due primarily to the continued runoff of the indirect automobile loan portfolio resulting from the Company's previously disclosed decision to exit this business in the first quarter of 2009.

Table 23 – Loans
(In thousands)

			December 31,
	2012	2011	2010	2009	2008
Commercial:
Energy	$2,460,659	$2,005,041	$1,706,366	$1,911,392	$2,333,755
Services	2,164,186	1,761,538	1,574,680	1,768,966	2,045,121
Wholesale/retail	1,106,439	967,426	981,047	919,998	1,171,331
Manufacturing	348,484	336,733	319,353	384,327	509,868
Healthcare	1,081,406	978,160	843,826	776,457	803,939
Integrated food services	191,106	204,311	203,741	160,148	199,314
Other commercial and industrial	289,632	301,861	312,383	240,210	244,247
Total commercial	7,641,912	6,555,070	5,941,396	6,161,498	7,307,575

Commercial real estate:
Construction and land development	253,093	342,054	451,720	655,116	920,662
Retail	522,786	509,402	420,038	423,155	435,334
Office	427,872	405,923	462,758	444,091	485,471
Multifamily	402,896	369,028	364,172	357,496	318,818
Industrial	245,994	278,186	178,032	126,006	143,532
Other real estate	376,358	386,710	394,141	493,927	400,840
Total commercial real estate	2,228,999	2,291,303	2,270,861	2,499,791	2,704,657

Residential mortgage:
Permanent mortgage	1,123,965	1,157,133	1,206,297	1,314,592	1,346,105
Permanent mortgages guaranteed by U.S. government agencies	160,444	184,973	72,385	28,633	19,316
Home equity	760,631	632,421	556,593	490,285	482,643
Total residential mortgage	2,045,040	1,974,527	1,835,275	1,833,510	1,848,064

Consumer:
Indirect automobile	34,735	105,149	239,188	454,508	692,616
Other consumer	360,770	343,694	356,316	330,391	323,094
Total consumer	395,505	448,843	595,504	784,899	1,015,710

Total	$12,311,456	$11,269,743	$10,643,036	$11,279,698	$12,876,006
Loans grew in almost all of our geographical markets. Commercial loan growth in our Bank of Oklahoma, Bank of Texas and Colorado State Bank & Trust markets was particularly strong. A breakdown by geographical market follows on Table 24 followed by a discussion of changes in the balance by portfolio and geography. This breakdown may not always represent the location of the borrower or the collateral. The previous periods have been reclassified to conform to the current period loan classification and market attribution.

Table 24 – Loans by Principal Market
(In thousands)

			December 31,
	2012	2011	2010	2009	2008
Bank of Oklahoma:
Commercial	$3,089,686	$2,826,649	$2,693,232	$2,728,763	$3,341,176
Commercial real estate	580,694	607,030	703,041	822,586	853,344
Residential mortgage	1,488,486	1,411,560	1,227,184	1,383,642	1,295,882
Consumer	220,096	235,909	327,599	449,371	584,145
Total Bank of Oklahoma	5,378,962	5,081,148	4,951,056	5,384,362	6,074,547

Bank of Texas:
Commercial	2,726,925	2,249,888	1,943,666	2,022,324	2,396,428
Commercial real estate	771,796	830,642	701,993	734,072	806,713
Residential mortgage	275,408	268,053	300,916	271,910	315,505
Consumer	116,252	126,570	145,699	169,396	213,230
Total Bank of Texas	3,890,381	3,475,153	3,092,274	3,197,702	3,731,876

Bank of Albuquerque:
Commercial	265,830	258,668	284,394	342,689	406,092
Commercial real estate	326,135	303,500	308,605	304,903	300,955
Residential mortgage	130,337	104,695	94,010	74,703	92,179
Consumer	15,456	19,369	19,620	17,799	17,885
Total Bank of Albuquerque	737,758	686,232	706,629	740,094	817,111

Bank of Arkansas:
Commercial	62,049	76,199	83,297	103,061	105,838
Commercial real estate	90,821	136,170	118,662	132,828	131,934
Residential mortgage	13,046	15,772	15,614	9,503	18,922
Consumer	15,421	35,911	72,869	124,118	176,734
Total Bank of Arkansas	181,337	264,052	290,442	369,510	433,428

Colorado State Bank & Trust:
Commercial	776,610	544,020	436,094	510,019	600,820
Commercial real estate	173,327	156,013	196,728	241,699	260,842
Residential mortgage	59,363	64,627	75,266	27,980	52,497
Consumer	19,333	21,598	21,276	17,566	16,235
Total Colorado State Bank & Trust	1,028,633	786,258	729,364	797,264	930,394

Bank of Arizona:
Commercial	313,296	271,914	215,973	202,599	211,279
Commercial real estate	201,760	198,160	206,948	234,039	322,525
Residential mortgage	57,803	89,315	97,576	48,708	61,614
Consumer	4,686	5,633	5,604	4,657	6,082
Total Bank of Arizona	577,545	565,022	526,101	490,003	601,500

Bank of Kansas City:
Commercial	407,516	327,732	284,740	252,043	245,942
Commercial real estate	84,466	59,788	34,884	29,664	28,344
Residential mortgage	20,597	20,505	24,709	17,064	11,465
Consumer	4,261	3,853	2,837	1,992	1,399
Total Bank of Kansas City	516,840	411,878	347,170	300,763	287,150

Total BOK Financial loans	$12,311,456	$11,269,743	$10,643,036	$11,279,698	$12,876,006

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

The commercial loan portfolio grew by $1.1 billion or 17% during 2012. Energy sector loans increased $456 million or 23% over December 31, 2011. Energy loans attributed to the Colorado market grew by $189 million, energy loans attributed to the Oklahoma market grew by $148 million and energy loans in the Texas market grew by $115 million. Service sector loans increased $403 million or 23%, growing in all our geographical markets. Service sector loans grew by $225 million in the Texas market, $66 million in the Oklahoma market, $48 million in the Arizona market and $39 million in the Colorado market. Wholesale/retail sector loans were up $139 million or 14%, primarily in the Texas and Kansas City markets. Healthcare sector loans were up $103 million or 11% over December 31, 2011. Increased loan balances attributed to the Texas, New Mexico, Kansas City and Oklahoma markets were partially offset by decreased loan balances attributed to the Arizona market.

The commercial sector of our loan portfolio is distributed as follows in Table 25.

Table 25 – Commercial Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Energy	$1,113,239	$900,254	$5,060	$220	$441,675	$—	$211	$2,460,659
Services	653,056	850,626	168,789	16,576	226,156	164,511	84,472	2,164,186
Wholesale/retail	407,471	452,889	43,584	38,515	17,981	74,099	71,900	1,106,439
Healthcare	612,611	306,931	32,624	4,115	71,385	31,309	22,431	1,081,406
Manufacturing	153,953	118,769	5,664	2,450	9,942	42,100	15,606	348,484
Integrated food services	3,960	6,309	—	—	4,140	—	176,697	191,106
Other commercial and industrial	145,396	91,147	10,109	173	5,331	1,277	36,199	289,632
Total commercial loans	$3,089,686	$2,726,925	$265,830	$62,049	$776,610	$313,296	$407,516	$7,641,912

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

Energy loans totaled $2.5 billion or 20% of total loans at December 31, 2012. Outstanding energy loans increased $456 million during 2012. Unfunded energy loan commitments increased by $387 million to $2.4 billion at December 31, 2012. Approximately $2.2 billion of energy loans were to oil and gas producers, up $495 million over December 31, 2011. Approximately 55% of the committed production loans are secured by properties primarily producing oil and 45% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers that manufacture equipment primarily for the energy industry increased $24 million during 2012 to $49 million. Loans to borrowers engaged in wholesale or retail energy sales decreased $41 million to $129 million. Loans to borrowers that provide services to the energy industry decreased $24 million during 2012 to $69 million.

The services sector of the loan portfolio totaled $2.2 billion or 18% of total loans and consists of a large number of loans to a variety of businesses, including gaming, insurance, public finance, educational and community foundations. Service sector loans increased $403 million over December 31, 2011. Approximately $1.2 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At December 31, 2012, the outstanding principal balance of these loans totaled $2.4 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 16% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.

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

Commercial real estate loans totaled $2.2 billion or 18% of the loan portfolio at December 31, 2012. The outstanding balance of commercial real estate loans decreased $62 million compared to 2011. Construction and land development loans, industrial and other commercial real estate loans decreased, partially offset by increased multifamily residential properties, office building loans and loans secured by retail facilities. The commercial real estate loan balance as a percentage of our total loan portfolio is currently below its historical range of 20% to 22% over the past five years. The commercial real estate sector of our loan portfolio is distributed as follows in Table 26.

 Table 26 – Commercial Real Estate Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Construction and land development	$79,557	$48,802	$50,551	$15,876	$41,037	$9,643	$7,627	$253,093
Retail	138,092	182,875	72,176	11,590	15,647	82,730	19,676	522,786
Office	73,480	208,517	89,753	9,503	21,078	24,004	1,537	427,872
Multifamily	133,192	122,558	24,837	23,180	28,632	34,701	35,796	402,896
Industrial	46,293	126,505	37,431	473	6,574	17,872	10,846	245,994
Other real estate	110,080	82,539	51,387	30,199	60,359	32,810	8,984	376,358
Total commercial real estate loans	$580,694	$771,796	$326,135	$90,821	$173,327	$201,760	$84,466	$2,228,999

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $89 million or 26% from December 31, 2011 to $253 million at December 31, 2012 primarily due to $70 million of net paydowns. Charge-offs of construction and land development loans totaled $7.0 million for 2012 and $12 million were transferred to other real estate owned.

Loans secured by multifamily residential properties increased $34 million or 9%. Growth in the Kansas City, Colorado and Arizona markets was partially offset by a decrease in the Arkansas market. Loans secured by office buildings increased $22 million during 2012, primarily attributed to growth in the Texas market. Retail sector loans grew by $13 million. Loan growth attributed to the Oklahoma and New Mexico markets was partially offset by a decrease in loan balances attributed to the Texas market. Loans secured by industrial properties decreased $32 million from December 31, 2011, primarily in the Texas and Oklahoma market, partially offset by growth in the New Mexico and Colorado markets.Other commercial and industrial loans grew in the Colorado market, offset by decreased loan balances attributed to the New Mexico, Arizona and Texas markets.
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

Residential mortgage loans totaled $2.0 billion, up $71 million or 4% over December 31, 2011. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

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

Approximately $70 million or 6% of the non-guaranteed portion of the permanent mortgage loans consist of first lien, fixed-rate residential mortgage loans originated under various community development programs. The outstanding balance of these loans is down from $78 million at December 31, 2011. These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation. However, these loans do have a higher risk of delinquency and losses in the event of default than traditional residential mortgage loans. The initial maximum LTV of loans in these programs was 103%.

At December 31, 2012, $160 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes $19 million of residential mortgage loans previously sold into GNMA mortgage pools that are eligible to be repurchased. We may repurchase these loans when certain defined delinquency criteria are met. Because of this repurchase right, we effectively have regained control over these loans and must include them in the Consolidated Balance Sheets. The remaining amount represents loans that the Company has repurchased from GNMA mortgage pools. Permanent residential mortgage loans guaranteed by U.S. government agencies decreased $25 million or 13% from December 31, 2011.

Home equity loans totaled $761 million at December 31, 2012, a $128 million or 20% increase over December 31, 2011. Growth was primarily in first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at December 31, 2012 by lien position and amortizing status follows in Table 27.

Table 27 – Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$36,471	$482,298	$518,769
Junior lien	54,370	187,492	241,862
Total home equity	$90,841	$669,790	$760,631

Indirect automobile loans decreased $70 million compared to December 31, 2011, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009. Approximately $35 million of indirect automobile loans remain outstanding at December 31, 2012. Other consumer loans increased $17 million or 5% during 2012.

The composition of residential mortgage and consumer loans at December 31, 2012 is as follows in Table 28. All permanent residential mortgage loans serviced by our mortgage banking unit held for investment are attributed to the Oklahoma market. Other permanent residential mortgage loans originated by the Bank are attributed to their respective principal market.

Table 28 – Residential Mortgage and Consumer Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Residential mortgage:
Permanent mortgage	$873,605	$141,755	$10,735	$7,561	$32,191	$45,828	$12,290	$1,123,965
Permanent mortgages guaranteed by U.S. government agencies	160,444	—	—	—	—	—	—	160,444
Home equity	454,437	133,653	119,602	5,485	27,172	11,975	8,307	760,631
Total residential mortgage	$1,488,486	$275,408	$130,337	$13,046	$59,363	$57,803	$20,597	$2,045,040

Consumer:
Indirect automobile	$17,253	$6,700	$—	$10,782	$—	$—	$—	$34,735
Other consumer	202,843	109,552	15,456	4,639	19,333	4,686	4,261	360,770
Total consumer	$220,096	$116,252	$15,456	$15,421	$19,333	$4,686	$4,261	$395,505

Table 29 – Loan Maturity and Interest Rate Sensitivity at December 31, 2012
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$7,641,912	$906,560	$4,429,972	$2,305,380
Commercial real estate	2,228,999	156,700	1,371,206	701,093
Total	$9,870,911	$1,063,260	$5,801,178	$3,006,473
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$5,024,275	$112,827	$3,169,276	$1,742,172
Floating or adjustable interest rates	4,846,636	950,433	2,631,902	1,264,301
Total	$9,870,911	$1,063,260	$5,801,178	$3,006,473

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $6.6 billion and standby letters of credit which totaled $466 million at December 31, 2012. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $629 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at December 31, 2012.

Table 30 – Off-Balance Sheet Credit Commitments
(In thousands)

	As of December 31,
	2012	2011	2010	2009	2008
Loan commitments	$6,636,587	$6,050,208	$5,193,545	$5,001,338	$5,015,660
Standby letters of credit	466,477	613,457	534,565	588,091	598,618
Mortgage loans sold with recourse	226,922	253,834	289,021	330,963	391,188

As more fully described in Note 7 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At December 31, 2012, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $227 million, down from $259 million at December 31, 2011. Substantially all of these loans are to borrowers in our primary markets including $159 million to borrowers in Oklahoma, $23 million to borrowers in Arkansas, $15 million to borrowers in New Mexico, $12 million to borrowers in the Kansas/Missouri area and $10 million to borrowers in Texas. At December 31, 2012, approximately 5% of these loans are nonperforming and 5% were past due 30 to 89 days. A separate accrual for credit risk of $11 million is available to absorb losses on these loans.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 7 to the Consolidated Financial Statements. For all of 2012, 2011 and 2010 combined, approximately 11% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. While the level of repurchases under representations and warranties has been modest, average losses per loan trended higher during 2012. Accordingly, we increased the accrual for estimated credit losses from repurchase of these loans during 2012. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $5.3 million at December 31, 2012 compared to $2.2 million at December 31, 2011.
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

The customer derivative programs create credit risk for potential amounts due to the Company from our customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible options to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide cash margin or other collateral in conjunction with our credit agreements to further limit our credit risk.

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

On October 31, 2011, MF Global filed for bankruptcy protection. After partial distributions from the bankruptcy trustee during 2011, the remaining amount due totaled $8.5 million at December 31, 2011. This amount was written down to $6.8 million based on our evaluation of amounts we expected to recover at that time. During 2012, we received an additional $2.0 million distribution from the bankruptcy trustee, further reducing the amount to $4.7 million at December 31, 2012. We also recognized a $2.9 million recovery from the Lehman Brothers bankruptcy in brokerage and trading revenue in 2012 related to derivative contract losses incurred in 2008.

Derivative contracts are carried at fair value. Before consideration of cash collateral received from counterparties, the aggregate net fair values of derivative contracts reported as assets under these programs totaled $334 million at December 31, 2012, compared to $287 million at December 31, 2011. Derivative contracts carried as assets include to-be-announced residential mortgage-backed securities sold to our mortgage banking customers with fair values of $30 million, interest rate swaps sold to loan customers with fair values of $72 million, energy contracts with fair values of $38 million and foreign exchange contracts with fair values of $180 million. Before consideration of cash margin paid to counterparties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $332 million.

At December 31, 2012, total derivative assets were reduced by $3.5 million of cash collateral received from counterparties and total derivative liabilities were reduced by $49 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2012 follows in Table 31.

Table 31 – Fair Value of Derivative Contracts
(In thousands)

Customers	$199,356
Banks and other financial institutions	107,119
Exchanges	19,691
Energy companies	4,277
Fair value of customer hedge asset derivative contracts, net	$330,443

The largest exposure to a single counterparty was to a loan customer for an interest rate swap which totaled $13 million at December 31, 2012 used to convert their variable rate loan to a fixed rate.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $24.88 per barrel of oil would increase the fair value of derivative assets by $30 million. An increase in prices equivalent to $159.22 per barrel of oil would increase the fair value of derivative assets by $349 million as current prices move away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $35 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2012, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and accrual for off-balance sheet risk totaled $217 million or 1.77% of outstanding loans and 162% of nonaccruing loans at December 31, 2012. The allowance for loans losses was $216 million and the accrual for off-balance sheet credit risk was $1.9 million. At December 31, 2011, the combined allowance for credit losses was $263 million or 2.33% of outstanding loans and 131% of nonaccruing loans. The allowance for loan losses was $253 million and the accrual for off-balance sheet credit risk was $9.3 million. The accrual for off-balance sheet credit risk at December 31, 2011 included $7.1 million refunded to the City of Tulsa during 2012 that was received in 2008 to settle claims related to a defaulted loan. The settlement agreement was invalidated by the Oklahoma Supreme Court in 2011. The expected payment was accrued in 2011 in the accrual for off-balance sheet credit risk as the related loan had been charged off. The refund was reflected in net charge-offs in 2012.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge or credit to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments and after exhaustion of collection efforts. A $22 million negative provision for credit losses was recorded during 2012 compared to a negative provision for credit losses of $6.1 million in 2011. Improving charge-off trends and risk ratings resulted in lower estimated loss rates for many loan classes. Other credit quality indicators and most economic factors were stable or improving in our primary markets.

Table 32 – Summary of Loan Loss Experience
(In thousands)

Year Ended December 31,
2012	2011	2010	2009	2008
Allowance for loan losses:
Beginning balance	$253,481	$292,971	$292,095	$233,236	$126,677
Loans charged off:
Commercial	(9,341)	(14,836)	(27,640)	(49,725)	(74,976)
Commercial real estate	(11,642)	(15,973)	(59,962)	(57,313)	(19,141)
Residential mortgage	(10,047)	(14,107)	(20,056)	(16,672)	(7,223)
Consumer	(11,108)	(11,884)	(16,330)	(24,789)	(20,871)
Total	(42,138)	(56,800)	(123,988)	(148,499)	(122,211)
Recoveries of loans previously charged off:
Commercial	6,128	[1]	7,478	9,263	2,546	13,379
Commercial real estate	5,706	2,780	3,179	461	332
Residential mortgage	1,928	2,334	901	929	366
Consumer	5,056	5,758	6,265	6,744	6,413
Total	18,818	18,350	19,608	10,680	20,490
Net loans charged off	(23,320)	(38,450)	(104,380)	(137,819)	(101,721)
Provision for loan losses	(14,654)	(1,040)	105,256	196,678	208,280
Ending balance	$215,507	$253,481	$292,971	$292,095	$233,236
Accrual for off-balance sheet credit risk:
Beginning balance	$9,261	$14,271	$14,388	$15,166	$20,853
Provision for off-balance sheet credit risk	(7,346)	(5,010)	(117)	(778)	(5,687)
Ending balance	$1,915	$9,261	$14,271	$14,388	$15,166
Total combined provision for credit losses	$(22,000)	$(6,050)	$105,139	$195,900	$202,593
Allowance for loan losses to loans outstanding at period-end	1.75%	2.25%	2.75%	2.59%	1.81%
Net charge-offs to average loans	0.20%	[1]	0.35%	0.96%	1.14%	0.81%
Total provision for credit losses to average loans	(0.19)%	(0.06)%	0.96%	1.61%	1.62%
Recoveries to gross charge-offs	44.66%	[1]	32.31%	15.81%	7.19%	16.77%
Allowance for loan losses as a multiple of net charge-offs	9.24	x	[1]	6.59x	2.81x	2.12x	2.29x
Accrual for off-balance sheet credit risk to off-balance sheet credit commitments	0.03%	0.14%	0.25%	0.26%	0.27%
Combined allowance for credit losses to loans outstanding at period-end	1.77%	2.33%	2.89%	2.72%	1.93%

[1]
Includes $7.1 million of negative recovery related to a refund of a settlement between BOK Financial and the City of Tulsa invalidated by the Oklahoma Supreme Court. Excluding this refund, BOK Financial net charge-offs to average loans was 0.14%, recoveries to gross charge-offs were 61.51% and the allowance for loan losses as a multiple of net charge-offs was 13.29x for 2012.

Allowance for Loan Losses

The appropriateness of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio. The allowance consists of specific allowances attributed to certain impaired loans, general allowances based on estimated loss rates by loan class and non-specific allowances based on general economic conditions, concentration in loans with large balances and other relevant factors.

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreements. This includes all nonaccruing loans, all loans modified in trouble debt restructurings and all government guaranteed loans repurchased from GNMA pools. At December 31, 2012, impaired loans totaled $294 million, including $11 million with specific allowances of $4.2 million and $283 million with no specific allowances because the loan balances represent the amounts we expect to recover. At December 31, 2011, impaired loans totaled $386 million, including $22 million of impaired loans with specific allowances of $5.8 million and $364 million with no specific allowances.

General allowances for unimpaired loans are based on an estimated loss rate by loan class. Estimated loss rates for risk-graded loans are either increased or decreased based on changes in risk grading for each loan class. Estimated loss rates for both risk-graded and non-risk graded loans may be further adjusted for inherent risks identified for the given loan class which have not yet been captured in the loss rate.

The aggregate amount of general allowances for all unimpaired loans totaled $167 million at December 31, 2012, compared to $201 million at December 31, 2011. Estimated loss rates continued to decline due to lower charge-offs and improved risk ratings. The general allowance for the commercial loan portfolio segment decreased by $17 million primarily due to lower estimated loss rates , partially offset by growth in the portfolio balance. The general allowance for the commercial real estate loan portfolio segment decreased $11 million compared to December 31, 2011 primarily due a $58 million decrease in commercial real estate loans and a general improvement in loss rates. The general allowance for residential mortgage loans decreased $5.2 million and the general allowance for consumer loans decreased $850 thousand, primarily due to lower estimated loss rates.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $44 million at December 31, 2012 and $46 million at December 31, 2011. The nonspecific allowance at both December 31, 2012 and 2011 includes consideration of the bankruptcy filing by a major employer in the Tulsa, Dallas/Ft. Worth and Kansas City markets. Although we have no direct exposure, the secondary effect on employees, retirees, vendors, suppliers and other business partners could be significant. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. As demonstrated by continued domestic and European accommodative monetary policies, these factors remain a continued significant risk.

An allocation of the allowance for loan losses by loan category follows in Table 33.

Table 33 – Allowance for Loan Losses Allocation
(Dollars in thousands)

	2012		2011		2010		2009		2008
	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]
Loan category:
Commercial	$65,280	62.07%	$83,443	58.17%	$104,631	55.82%	$121,320	54.63%	$100,743	56.75%
Commercial real estate	54,884	18.11%	67,034	20.33%	98,709	21.34%	104,208	22.16%	75,555	21.01%
Residential mortgage	41,703	16.61%	46,476	17.52%	50,281	17.24%	27,863	16.25%	14,017	14.35%
Consumer	9,453	3.21%	10,178	3.98%	12,614	5.60%	20,452	6.96%	19,819	7.89%
Nonspecific allowance	44,187		46,350		26,736		18,252		23,102
Total	$215,507	100.00%	$253,481	100.00%	$292,971	100.00%	$292,095	100.00%	$233,236	100.00%
1 Represents ratio of loan category balance to total loans.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loans agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ continued ability to comply with current repayment terms. The potential problem loans totaled $141 million at December 31, 2012. The current composition of potential problem loans by primary industry included services - $32 million, construction and land development - $23 million, commercial real estate secured by office buildings - $15 million, other commercial real estate - $12 million, residential mortgage - $10 million, wholesale/retail - $9.9 million, manufacturing - $9.3 million and energy - $9.2 million. Potential problem loans totaled $161 million at December 31, 2011.

Net Loans Charged Off

Loans are charged off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Internally risk graded loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans are generally charged off when payments are between 60 days and 180 days past due, depending on loan class. In addition, non-risk graded loans are generally charged-down to collateral value within 60 days of being notified of a borrower's bankruptcy filing, regardless of payment status.

Net loans charged off totaled $23.3 million or 0.20% of average outstanding loans in 2012, including the return of $7.1 million received from the City of Tulsa to settle claims related to a defaulted loan that was recorded as a recovery in 2008. The settlement agreement between BOK Financial and the City of Tulsa was invalidated by the Oklahoma Supreme Court in 2011. The return of this settlement was recorded as a negative recovery in 2012 when the funds were returned to the City of Tulsa. Net loans charged off totaled $38.5 million or 0.35% of average loans in 2011.

Net loans charged off (recovered) by category and principal market area follow in Table 34.

Table 34 – Net Loans Charged Off (Recovered)
(In thousands)

	Year Ended December 31, 2012
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total
Commercial	$5,754	$2,767	$(3,104)	$(2,118)	$(178)	$217	$(125)	$3,213
Commercial real estate	452	(71)	3,316	680	454	1,105	—	5,936
Residential mortgage	6,703	7	(45)	24	245	1,024	161	8,119
Consumer	2,542	2,793	(1)	(29)	615	74	58	6,052
Total net loans charged off (recovered)	$15,451	$5,496	$166	$(1,443)	$1,136	$2,420	$94	$23,320

	Year Ended December 31, 2011
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total
Commercial	$1,302	$2,506	$(48)	$2,135	$(128)	$1,455	$136	$7,358
Commercial real estate	6,235	(168)	2,040	49	753	4,284	—	13,193
Residential mortgage	8,952	205	176	95	886	1,437	22	11,773
Consumer	3,307	1,627	67	518	592	(8)	23	6,126
Total net loans charged off	$19,796	$4,170	$2,235	$2,797	$2,103	$7,168	$181	$38,450

Excluding the impact of the return of the invalidated settlement attributed to the Oklahoma market, net commercial loans charged off during 2012 resulted in a $1.3 million net recovery. Net commercial loan recoveries for 2012 were comprised primarily of a $3.2 million recovery from a single service sector customer in the Colorado market, a $2.0 million recovery from a single wholesale/retail sector customer in the Arkansas market and a $1.8 million recovery from a single manufacturing sector customer in the Oklahoma market. These recoveries were partially offset by a $3.0 million charge-off from a single healthcare sector loan in the Texas market.

Net charge-offs of commercial real estate loans decreased $7.3 million from the prior year and were primarily comprised of net charge-offs of land and residential construction sector loans in the Colorado and Arizona markets.

Residential mortgage net charge-offs were down $3.7 million compared to 2011. Consumer loan net charge-offs, which include indirect auto loan and deposit account overdraft losses were largely unchanged compared to the prior year.

Nonperforming Assets

Table 35 -- Nonperforming Assets
(In thousands)

	December 31,
	2012	2011	2010	2009	2008
Nonaccruing loans:
Commercial	$24,467	$68,811	$38,455	$101,384	$134,846
Commercial real estate	60,626	99,193	150,366	204,924	137,279
Residential mortgage	46,608	29,767	37,426	29,989	27,387
Consumer	2,709	3,515	4,567	3,058	561
Total nonaccruing loans	134,410	201,286	230,814	339,355	300,073
Renegotiated loans[3]	38,515	32,893	22,261	15,906	13,039
Total nonperforming loans	172,925	234,179	253,075	355,261	313,112
Real estate and other repossessed assets	103,791	122,753	141,394	129,034	29,179
Total nonperforming assets	$276,716	$356,932	$394,469	$484,295	$342,291

Nonaccruing loans by principal market:
Bank of Oklahoma	$56,424	$65,261	$60,805	$83,176	$108,367
Bank of Texas	31,623	28,083	33,157	66,892	42,934
Bank of Albuquerque	13,401	15,297	19,283	26,693	16,016
Bank of Arkansas	1,132	23,450	7,914	13,820	3,263
Colorado State Bank & Trust	14,364	33,522	49,416	60,082	32,415
Bank of Arizona	17,407	35,673	60,239	84,559	80,994
Bank of Kansas City	59	—	—	4,133	16,084
Total nonaccruing loans	$134,410	$201,286	$230,814	$339,355	$300,073

Nonaccruing loans by loan portfolio sector:
Commercial:
Energy	$2,460	$336	$465	$22,692	$49,364
Manufacturing	2,007	23,051	2,116	15,765	7,343
Wholesale / retail	3,077	21,180	8,486	12,057	18,773
Integrated food services	684	—	13	65	680
Services	12,090	16,968	19,262	30,926	36,873
Healthcare	3,166	5,486	3,534	13,103	12,118
Other	983	1,790	4,579	6,776	9,695
Total commercial	24,467	68,811	38,455	101,384	134,846

Commercial real estate:
Land development and construction	26,131	61,874	99,579	109,779	76,082
Retail	8,117	6,863	4,978	26,236	15,625
Office	6,829	11,457	19,654	25,861	7,637
Multifamily	2,706	3,513	6,725	26,540	24,950
Industrial	3,968	—	4,087	279	6,287
Other commercial real estate	12,875	15,486	15,343	16,229	6,698
Total commercial real estate	60,626	99,193	150,366	204,924	137,279

Table 35 -- Nonperforming Assets
(In thousands)

	December 31,
	2012	2011	2010	2009	2008
Residential mortgage:
Permanent mortgage	39,863	25,366	32,111	28,314	26,233
Permanent mortgages guaranteed by U.S. government agencies	489	—	—	—	—
Home equity	6,256	4,401	5,315	1,675	1,154
Total residential mortgage	46,608	29,767	37,426	29,989	27,387
Consumer	2,709	3,515	4,567	3,058	561
Total nonaccrual loans	$134,410	$201,286	$230,814	$339,355	$300,073

Ratios:
Allowance for loan losses to nonaccruing loans	160.34%	125.93%	126.93%	86.07%	77.73%
Nonaccruing loans to period-end loans	1.09%	1.79%	2.17%	3.01%	2.33%

Accruing loans 90 days or more past due[1]	$3,925	$2,496	$7,966	$8,908	$18,251
Foregone interest on nonaccruing loans[2]	8,587	11,726	16,818	17,015	8,391

[1] Excludes residential mortgages guaranteed by agencies of the U.S. Government.
[2] Interest collected and recognized on nonaccruing loans was not significant in 2012 and previous years.
[3] Includes residential mortgages guaranteed by agencies of the U.S. Government. These loans have been modified to extend payment terms and/or reduce interest rates.	$38,515	$28,974	$18,551	$12,799	$10,396
[4] Includes loans subject to First United Bank sellers escrow.	—	—	—	4,311	13,181

Nonperforming assets decreased $80 million during 2012 to $277 million or 2.23% of outstanding loans and repossessed assets at December 31, 2012. Nonaccruing loans totaled $134 million, accruing renegotiated residential mortgage loans totaled $39 million (all guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $104 million. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

The Office of the Comptroller of the Currency issued interpretive guidance in the third quarter of 2012 regarding accounting for and classification of retail loans to borrowers who have filed for Chapter 7 bankruptcy. This guidance requires that these loans be charged-down to collateral value and classified as nonaccruing and troubled debt restructurings, regardless of current payment status. We have generally been complying with this guidance by charging down such loans to collateral value within 60 days of being notified that the borrower's bankruptcy filing. Implementation of this guidance did not significantly affect charge-offs or the provision for credit losses. However, implementation of this guidance increased nonaccruing loans by approximately $19 million. At December 31, 2012, payments on approximately 65% of these newly-identified nonaccruing loans were current. Most of the increase in nonaccruing loans is related to residential mortgage loans attributed to the Oklahoma market. Implementation of this guidance also increased renegotiated residential mortgage loans guaranteed by U.S. government agencies by $12 million. Additionally, $3.6 million of accruing non-guaranteed residential mortgage troubled debt restructurings were reclassified to nonaccruing to comply with this interpretation.

Loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. As more fully discussed in Note 4 to the Consolidated Financial Statements, we may modify loans in troubled debt restructuring. Modifications may include extension of payment terms and rate concessions. We do not forgive principal or accrued but unpaid interest. All loans modified in troubled debt restructurings, except residential mortgage loans guaranteed by U.S. government agencies, are classified as nonaccruing. We may also renew matured nonaccruing loans. All nonaccruing loans, including those renewed or modified in troubled debt restructurings, are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of available cash resources and collateral value. All nonaccruing loans generally remain on nonaccruing status until full collection of principal and interest in accordance with the original terms, including principal previously charged off, is probable.
We generally do not voluntarily modify consumer loans to troubled borrowers. Consumer loans modified at the direction of bankruptcy court orders are identified as troubled debt restructurings and classified as nonaccruing.

As of December 31, 2012, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. No unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. agency guidelines.

A rollforward of nonperforming assets for the year ended December 31, 2012 follows in Table 36.

Table 36 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2012
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2011	$201,286	$32,893	$122,753	$356,932
Additions	78,141	15,247	—	93,388
Additions due to implementation of OCC guidance	19,135	12,265	—	31,400
Payments	(92,271)	(648)	—	(92,919)
Charge-offs	(42,138)	—	—	(42,138)
Net writedowns and losses	—	—	(11,401)	(11,401)
Foreclosure of nonperforming loans	(33,050)	(5,816)	38,866	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	94,636	94,636
Proceeds from sales	—	(12,785)	(53,092)	(65,877)
Conveyance to U.S. government agencies	—	—	(89,223)	(89,223)
Net transfers to nonaccruing loans	454	(454)	—	—
Return to accrual status	(2,055)	—	—	(2,055)
Other, net	4,908	(2,187)	1,252	3,973
Balance, December 31, 2012	$134,410	$38,515	$103,791	$276,716

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During 2012, $95 million of properties guaranteed by U.S. government agencies were foreclosed and $89 million of properties were conveyed to the applicable U.S. government agencies.

Nonaccruing loans totaled $134 million or 1.09% of outstanding loans at December 31, 2012 compared to $201 million or 1.79% of outstanding loans at December 31, 2011. Nonaccruing loans decreased $67 million from December 31, 2011 due primarily to $92 million of payments, $42 million of charge-offs and $33 million of foreclosures. Newly identified nonaccruing loans totaled $97 million for 2012, including $19 million due to the implementation of new OCC guidance.

The distribution of nonaccruing loans among our various markets follows in Table 37.

Table 37 – Nonaccruing Loans by Principal Market
(Dollars In thousands)

	December 31, 2012		December 31, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$56,424	1.05%	$65,261	1.28%	$(8,837)	(23)	bp
Bank of Texas	31,623	0.81%	28,083	0.81%	3,540	—
Bank of Albuquerque	13,401	1.82%	15,297	2.23%	(1,896)	(41)
Bank of Arkansas	1,132	0.62%	23,450	8.88%	(22,318)	(826)
Colorado State Bank & Trust	14,364	1.40%	33,522	4.26%	(19,158)	(286)
Bank of Arizona	17,407	3.01%	35,673	6.31%	(18,266)	(330)
Bank of Kansas City	59	0.01%	—	—%	59	1
Total	$134,410	1.09%	$201,286	1.79%	$(66,876)	(70)	bp

Nonaccruing loans attributed to the Bank of Oklahoma are primarily composed of $34 million of residential mortgage loans, $12 million of commercial real estate loans and $9.0 million of commercial loans. All residential mortgage loans retained by the Company that were originated across our geographical footprint and serviced by our mortgage company are attributed to the Bank of Oklahoma. Nonaccruing loans attributed to the Bank of Texas included $15 million of commercial real estate loans, $9.1 million of residential mortgage loans and $6.6 million of commercial loans. Nonaccruing loans attributed to the Bank of Arizona consisted of $11 million of commercial real estate loans and $5.6 million of commercial loans. Nonaccruing loans attributed to Colorado State Bank & Trust and Bank of Albuquerque consisted primarily of commercial real estate loans.
Commercial

Nonaccruing commercial loans totaled $24 million or 0.32% of total commercial loans at December 31, 2012, down from $69 million or 1.05% of total commercial loans at December 31, 2011. Nonaccruing commercial loans decreased $44 million during 2012 primarily due to $56 million in payments. Newly identified nonaccruing commercial loans decreased to $24 million for 2012 compared to $77 million for 2011. Nonaccruing commercial loans were also reduced by $9.3 million of charge-offs and $2.6 million of repossessions during 2012.

Nonaccruing commercial loans at December 31, 2012 were primarily composed of $12 million or 0.56% of total services sector loans including $4.9 million attributed to the Bank of Arizona, $3.1 million attributed to the Bank of Oklahoma and $2.1 million attributed to the Bank of Texas. Nonaccruing manufacturing sector loans at December 31, 2011 were primarily composed of a single customer relationship attributed to the Bank of Oklahoma totaling $21 million. This loan was paid off during 2012, including a $1.8 million partial recovery of amounts previously charged off. Nonaccruing wholesale/retail sector loans at December 31, 2011 were primarily composed of a single customer relationship attributed to the Bank of Arkansas totaling $16 million. This loan was fully paid off during 2012, including a recovery of $2.0 million of amounts previously charged off and $2.9 million of foregone interest and fees.

The distribution of nonaccruing commercial loans among our various markets was as follows in Table 38.

Table 38 – Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)

	December 31, 2012		December 31, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$8,984	0.29%	$26,722	0.95%	$(17,738)	(66)	bp
Bank of Texas	6,561	0.24%	12,037	0.54%	(5,476)	(30)
Bank of Albuquerque	1,919	0.72%	3,056	1.18%	(1,137)	(46)
Bank of Arkansas	344	0.55%	16,648	21.85%	(16,304)	(2,130)
Colorado State Bank & Trust	1,075	0.14%	3,446	0.63%	(2,371)	(49)
Bank of Arizona	5,584	1.78%	6,902	2.54%	(1,318)	(76)
Bank of Kansas City	—	—%	—	—%	—	—
Total commercial	$24,467	0.32%	$68,811	1.05%	$(44,344)	(73)	bp

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $61 million or 2.72% of outstanding commercial real estate loans at December 31, 2012 compared to $99 million or 4.33% of outstanding commercial real estate loans at December 31, 2011. Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans. Nonaccruing commercial real estate loans were down $39 million compared to the prior year. Newly identified nonaccruing commercial real estate loans totaled $17 million, compared to $30 million in 2011. Newly identified nonaccruing commercial real estate loans were offset by $32 million of cash payments received, $12 million of charge-offs and $16 million of foreclosures.

Nonaccruing commercial real estate loans are primarily concentrated in the Texas, Oklahoma, Colorado and Arizona markets. Nonaccruing loans attributed to the Bank of Texas were primarily composed of $6.3 million of residential construction and land development loans, $4.0 million of loans secured by industrial facilities and $3.4 million of loans secured by retail facilities. Nonaccruing commercial real estate loans attributed to the Bank of Oklahoma consisted primarily of $3.2 million residential construction and land development loans, $2.7 million of loans secured by multifamily residential properties and $2.4 million of loans secured by retail facilities. Nonaccruing commercial real estate loans attributed to Colorado State Bank & Trust consist primarily of $8.2 million of nonaccruing residential construction and land development loans and $4.6 million of other commercial real estate loans. Nonaccruing commercial real estate loans attributed to the Arizona market primarily consist of $4.9 million of other commercial real estate loans and $3.5 million of loans secured by office buildings.

The distribution of our nonaccruing commercial real estate loans among our geographic markets follows in Table 39.

Table 39 – Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)

	December 31, 2012		December 31, 2011		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$11,782	2.03%	$15,475	2.55%	$(3,693)	(52)	bp
Bank of Texas	15,483	2.01%	11,491	1.38%	3,992	63
Bank of Albuquerque	9,862	3.02%	10,590	3.49%	(728)	(47)
Bank of Arkansas	—	—%	5,638	4.14%	(5,638)	(414)
Colorado State Bank & Trust	12,811	7.39%	29,899	19.16%	(17,088)	(1,177)
Bank of Arizona	10,688	5.30%	26,100	13.17%	(15,412)	(787)
Bank of Kansas City	—	—%	—	—%	—	—
Total commercial real estate	$60,626	2.72%	$99,193	4.33%	$(38,567)	(161)	bp

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $47 million or 2.28% of outstanding residential mortgage loans at December 31, 2012 compared to $30 million or 1.51% of outstanding residential mortgage loans at December 31, 2011. Newly identified nonaccruing residential mortgage loans totaled $42 million partially offset by $11 million of foreclosures and $10 million of loans charged off during the year. Newly identified nonaccruing residential mortgage loans included $17 million identified due to the implementation of the OCC interpretative guidance regarding Chapter 7 bankruptcies. At December 31, 2012, payment on approximately 65% of these newly identified nonaccruing loans are current. Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $40 million or 3.55% of outstanding non-guaranteed permanent residential mortgage loans at December 31, 2012. Nonaccruing home equity loans totaled $6.3 million or 0.82% of total home equity loans.

Payments on accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 40. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due decreased $9.7 million to $11 million at December 31, 2012. Consumer loans past due 30 to 89 days decreased $4.3 million compared to December 31, 2011.

Table 40 – Residential Mortgage and Consumer Loans Past Due
(In thousands)

	December 31, 2012		December 31, 2011
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$49	$8,366	$601	$17,259
Home equity	—	2,275	42	3,036
Total residential mortgage	$49	$10,641	643	$20,295
Consumer:
Indirect automobile	$15	$1,273	$29	$4,581
Other consumer	4	1,327	—	2,286
Total consumer	$19	$2,600	$29	$6,867

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $104 million at December 31, 2012, a $19.0 million decrease from December 31, 2011. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 41 following.

Table 41 – Real Estate and Other Repossessed Assets by Principal Market as of December 31, 2012
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
Developed commercial real estate properties	$2,015	$5,012	$2,172	$1,111	$2,847	$10,406	$1,309	$—	$24,872
1-4 family residential properties guaranteed by U.S. government agencies	6,142	1,095	621	266	12,152	356	861	872	22,365
1-4 family residential properties	5,702	3,190	1,780	1,948	1,870	6,318	600	344	21,752
Undeveloped land	999	4,016	5,087	89	200	6,317	1,295	—	18,003
Residential land development properties	508	2,831	3,069	2,341	1,360	5,703	153	—	15,965
Oil and gas properties	—	264	—	—	—	—	—	—	264
Multifamily residential properties	—	—	—	323	—	—	—	—	323
Other	5	135	—	10	—	—	81	16	247
Total real estate and other repossessed assets	$15,371	$16,543	$12,729	$6,088	$18,429	$29,100	$4,299	$1,232	$103,791

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.
Liquidity and Capital
Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for 2012, approximately 72% of our funding was provided by deposit accounts, 10% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for 2012 totaled $19.0 billion and represented approximately 72% of total liabilities and capital compared with $18.0 billion and 74% of total liabilities and capital for 2011. Average deposits increased $979 million over the prior year. Demand deposits increased $1.7 billion. Interest-bearing transaction deposit accounts decreased $309 million and time deposits decreased $474 million.

Average Commercial Banking deposit balances increased $795 million over the prior year, due primarily to a $1.4 billion increase in demand deposit balances partially offset by a $532 million decrease in interest-bearing transaction deposits. Average balances attributed to our commercial & industrial loan customers increased $474 million or 17% and average balances attributed to our energy customers increased $400 million or 44%. Small business banking customer balances increased $157 million or 9%. Average balances held by treasury services customers were down $286 million compared to the prior year. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments. A significant driver of deposit growth was sales of businesses or assets by our customers in the fourth quarter of 2012. Through the first half of February 2013, demand deposit balances have decreased by approximately $1.2 billion as customers redeployed these funds.

Average Consumer Banking deposit balances decreased $144 million from 2011. Higher costing time deposit balances decreased $317 million, partially offset by a $109 million increase in average interest-bearing transaction account balances. Savings account and demand deposit balances also grew over the prior year. Average Wealth Management deposits grew by $305 million during 2012 primarily due to a $282 million increase in demand deposit balances. Interest-bearing transaction deposit account balances were up by $90 million, partially offset by a $69 million decrease in time deposits.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) provided temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010. This temporary program expired on December 31, 2012. The total of all deposit account balances held by an individual depositor at the Bank are now insured up to $250,000.

Table 42 - Maturity of Domestic CDs and Public
Funds in Amounts of $100,000 or More
(In thousands)

	December 31,
	2012	2011
Months to maturity:
3 or less	$279,027	$402,298
Over 3 through 6	210,918	205,714
Over 6 through 12	346,874	386,412
Over 12	1,068,305	1,138,848
Total	$1,905,124	$2,133,272

Brokered deposits included in time deposits averaged $182 million for 2012 compared to $238 million for 2011. Brokered deposits totaled $187 million at December 31, 2012 and $219 million at December 31, 2011.

The distribution of our period end deposit account balances among principal markets follows in Table 43.

Table 43 -- Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2012	2011	2010	2009	2008
Bank of Oklahoma:
Demand	$4,223,923	$3,223,201	$2,271,375	$2,068,908	$1,683,374
Interest-bearing:
Transaction	6,031,541	6,050,986	6,061,626	5,134,902	4,117,729
Savings	163,512	126,763	106,411	93,006	86,476
Time	1,267,904	1,450,571	1,373,307	1,397,240	3,104,933
Total interest-bearing	7,462,957	7,628,320	7,541,344	6,625,148	7,309,138
Total Bank of Oklahoma	11,686,880	10,851,521	9,812,719	8,694,056	8,992,512

Bank of Texas:
Demand	2,606,176	1,808,491	1,389,876	1,108,401	1,067,456
Interest-bearing:
Transaction	2,129,084	1,940,819	1,791,810	1,748,319	1,460,576
Savings	58,429	45,872	36,429	35,129	32,071
Time	762,233	867,664	966,116	1,100,602	857,416
Total interest-bearing	2,949,746	2,854,355	2,794,355	2,884,050	2,350,063
Total Bank of Texas	5,555,922	4,662,846	4,184,231	3,992,451	3,417,519

Bank of Albuquerque:
Demand	427,510	319,269	270,916	209,090	155,345
Interest-bearing:
Transaction	511,593	491,068	530,244	444,247	397,382
Savings	31,926	27,487	28,342	17,563	16,289
Time	364,928	410,722	450,177	510,202	522,894
Total interest-bearing	908,447	929,277	1,008,763	972,012	936,565
Total Bank of Albuquerque	1,335,957	1,248,546	1,279,679	1,181,102	1,091,910

Bank of Arkansas:
Demand	38,935	18,513	15,310	21,526	16,293
Interest-bearing:
Transaction	101,366	131,181	129,580	50,879	38,566
Savings	2,239	1,727	1,266	1,346	1,083
Time	42,573	61,329	100,998	101,839	75,579
Total interest-bearing	146,178	194,237	231,844	154,064	115,228
Total Bank of Arkansas	185,113	212,750	247,154	175,590	131,521

Table 43 -- Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2012	2011	2010	2009	2008
Colorado State Bank & Trust:
Demand	331,157	272,565	157,742	146,929	116,637
Interest-bearing:
Transaction	676,140	511,993	522,207	448,846	480,113
Savings	25,889	22,771	20,310	17,802	17,660
Time	472,305	523,969	502,889	525,844	532,475
Total interest-bearing	1,174,334	1,058,733	1,045,406	992,492	1,030,248
Total Colorado State Bank & Trust	1,505,491	1,331,298	1,203,148	1,139,421	1,146,885

Bank of Arizona:
Demand	161,094	106,741	74,887	68,651	39,424
Interest-bearing:
Transaction	360,275	104,961	95,890	81,909	56,985
Savings	1,978	1,192	809	958	1,014
Time	31,371	37,641	52,227	60,768	34,290
Total interest-bearing	393,624	143,794	148,926	143,635	92,289
Total Bank of Arizona	554,718	250,535	223,813	212,286	131,713

Bank of Kansas City:
Demand	249,491	51,004	40,658	30,339	3,850
Interest-bearing:
Transaction	78,039	123,449	124,005	21,337	10,999
Savings	771	545	200	148	42
Time	26,678	30,086	63,454	71,498	55,656
Total interest-bearing	105,488	154,080	187,659	92,983	66,697
Total Bank of Kansas City	354,979	205,084	228,317	123,322	70,547
Total BOK Financial deposits	$21,179,060	$18,762,580	$17,179,061	$15,518,228	$14,982,607

See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings.  Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of federal funds purchased totaled $319 million at December 31, 2012. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $105 million during 2012 and $45 million during 2011.

At December 31, 2012, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $8.7 billion.
In 2007, the Bank issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At December 31, 2012, $227 million of this subordinated debt remains outstanding.

In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. At December 31, 2012, $122 million of this subordinated debt remains outstanding.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2012, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $48 million of dividends without regulatory approval. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.50%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 7, 2013. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at December 31, 2012 and December 31, 2011, and the Company met all of the covenants.

Our equity capital at December 31, 2012 was $3.0 billion, up $207 million over December 31, 2011. Net income less cash dividends paid increased equity $184 million during 2012. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2012, the Company has repurchased 384,796 shares for $21 million under this program.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Company’s banking subsidiary exceeded the regulatory definitions of well capitalized. The capital ratios for BOK Financial on a consolidated basis are presented in Table 44.

Table 44 – Capital Ratios

	Well Capitalized Minimums	December 31, 2012	December 31, 2011
Average total equity to average assets	—	11.05%	10.95%
Tangible common equity ratio	—	9.25%	9.56%
Tier 1 common equity ratio	—	12.59%	13.06%
Risk-based capital:
Tier 1 capital	6.00%	12.78%	13.27%
Total capital	10.00%	15.13%	16.49%
Leverage	5.00%	9.01%	9.15%
In June 2012, banking regulators issued a Notice of Proposed Rulemaking that will incorporate Basel III capital changes for substantially all U.S. banking organizations. If adopted as proposed, these changes will establish a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus capital conservation buffer. BOK Financial's Tier 1 common equity ratio based on the existing Basel I standards was 12.59% as of December 31, 2012. Our estimated Tier 1 common equity ratio under a fully phased in Basel III framework is approximately 12.15%, nearly 515 basis points above the 7% regulatory threshold. This estimate is subject to interpretation of rules that are not yet final. Additionally, the proposed definition of Tier 1 common equity includes unrealized gains and losses on available for sale securities which are subject to changes from market conditions and inherently volatile.

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

In accordance with the Dodd-Frank Act, the Federal Reserve must publish regulations that require bank holding companies with $10 billion to $50 billion in assets to perform annual capital stress tests. The requirements for annual capital stress tests will become effective for the Company in the fourth quarter of 2013 with public disclosure of specified results to occur in June of 2014. The resulting capital stress test process may place constraints on capital distributions or increases in required regulatory capital under certain circumstances.

Table 45 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 45 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2012	2011
Tangible common equity ratio:
Total shareholders' equity	$2,957,860	$2,750,468
Less: Goodwill and intangible assets, net	390,171	345,820
Tangible common equity	2,567,689	2,404,648
Total assets	28,148,631	25,493,946
Less: Goodwill and intangible assets, net	390,171	345,820
Tangible assets	$27,758,460	$25,148,126
Tangible common equity ratio	9.25%	9.56%
Tier 1 common equity ratio:
Tier 1 capital	$2,430,671	$2,295,061
Less: Non-controlling interest	35,821	36,184
Tier 1 common equity	2,394,850	2,258,877
Risk weighted assets	$19,016,673	$17,291,105
Tier 1 common equity ratio	12.59%	13.06%

Off-Balance Sheet Arrangements

See Note 14 to the Consolidated Financial Statements for a discussion of the Company’s significant off-balance sheet commitments.

Aggregate Contractual Obligations

BOK Financial has numerous contractual obligations in the normal course of business. These obligations include time deposits and other borrowed funds, premises used under various operating leases, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations. Table 46 following summarizes payments due per these contractual obligations at December 31, 2012.

Table 46 – Contractual Obligations as of December 31, 2012
(In thousands)

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Time deposits	$1,014,499	$592,052	$541,321	$506,154	$2,654,026
Other borrowings	1,728	1,050	1,100	5,275	9,153
Subordinated debentures	19,117	156,491	245,004	—	420,612
Operating lease obligations	19,625	37,059	28,950	74,757	160,391
Derivative contracts	264,169	49,017	16,530	3,242	332,958
Deferred compensation and stock-based compensation obligations	—	91,775	—	—	91,775
Data processing services	15,094	8,169	1,320	3,245	27,828
Total	$1,334,232	$935,613	$834,225	$592,673	$3,696,743

Loan commitments	$6,636,587
Standby letters of credit	466,477
Mortgage loans sold with recourse	226,922
Commitments to purchase transferable tax credits from zero emission power providers	72,000
Alternative investment commitments	44,854
Unfunded third-party private equity commitments	7,092

Payments on time deposits, other borrowed funds and subordinated debentures include interest which has been calculated from rates at December 31, 2012. Many of these obligations have variable interest rates and actual payments will differ from the amounts shown on this table. Obligations under derivative contracts used for interest rate risk management purposes are included with projected payments from time deposits and other borrowed funds as appropriate.

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

Obligations under derivative contracts are used in customer hedging programs. As previously discussed, we have entered into derivative contracts which are expected to substantially offset the cash payments due on these obligations. Amounts shown in the table exclude $49 million of cash margin which secures our obligations under these contracts.

The Company has deferred compensation and employment agreements with its President and Chief Executive Officer. Collectively, these agreements provide, among other things, that all unvested stock-based compensation shall fully vest upon his termination, subject to certain conditions. These agreements provide for settlement in cash or other assets. We currently have recognized a $28 million liability for these plans which are fully vested as of December 31, 2012. In addition, the 2011 True-Up Plan will be distributed in 2014. Based on currently available information, amounts payable under the 2011 True-Up Plan will be approximately $64 million. We also have obligations with respect to employee and executive benefit plans. See Notes 11 and 12 to the Consolidated Financial Statements for additional information about our employee benefit plans.

Data processing and communications contracts represent the minimum obligations under the contracts. Additional payments that are based on the volume of transactions processed are excluded.

Loan commitments represent legally binding obligations to provide financing to our customers. Some of these commitments are expected to expire before being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Approximately $2.2 billion of the loan commitments expire within one year.

The Company has funded $60 million and has commitments to fund an additional $45 million for various alternative investments. Alternative investments generally consist of limited partnership interests in or loans to entities that invest in low income housing or economic development projects, distressed assets, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments. Legally binding commitments to fund alternative investments are recognized as liabilities in the consolidated financial statements.

An indirect wholly-owned subsidiary of the Company is general partner of two private equity funds and has contingent obligations to make additional investments totaling $7.1 million as of December 31, 2012. These commitments, which are included in unfunded third-party private equity commitments, generally reflect customer investment obligations. We do not recognize contingent commitments to fund investments that are primarily customer obligations as liabilities in the consolidated financial statements.

Recently Issued Accounting Standards

See Note 1 of the consolidated financial statements for disclosure of newly adopted and pending accounting standards.

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about BOK Financial, the financial services industry and the economy in general. Words such as “anticipates,” “believes,” ”estimates,” “expects,” “forecasts,” “plans,” “projects,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for loan losses and accrual for off-balance sheet credit risk, allowance for uncertain tax positions and accruals for loss contingencies involve judgments as to expected events and are inherently forward-looking statements. Assessments that BOK Financial's acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others that BOK Financial has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied, or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to: (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances and (8) trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable rate loan pricing. Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 38 due to the extreme volatility over such a large rate range and our active risk management approach for that asset. The effects of interest rate changes on the value of mortgage servicing rights and financial instruments identified as economic hedges are presented in Note 7 to the Consolidated Financial Statements.

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

Table 47 – Interest Rate Sensitivity
(Dollar in thousands)

	200 bp Increase		50 bp Decrease
	2012	2011	2012	2011
Anticipated impact over the next twelve months on net interest revenue	$18,171	$36,986	$(25,572)	$(19,227)
	2.80%	5.39%	(3.94)%	(2.80)%
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

Management uses a Value at Risk (“VAR”) methodology to measure the market risk due to changes in interest rates inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.3 million. There were no instances of VAR being exceeded during the years ended December 31, 2012 and 2011. At December 31, 2012, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VAR amounts for the years ended December 31, 2012 and 2011 are as follows in Table 48.

Table 48 –Value at Risk (VaR)
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Average	$3,172	$2,445	$2,253
High	6,603	5,441	9,185
Low	1,060	1,310	622

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an assessment of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In establishing internal control over financial reporting, management assesses risk and designs controls to prevent or detect financial reporting misstatements that may be consequential to a reader. Management also assesses the impact of any internal control deficiencies and oversees efforts to improve internal control over financial reporting. Because of inherent limitations, it is possible that internal controls may not prevent or detect misstatements, and it is possible that internal controls may vary over time based on changing conditions. There have been no material changes in internal controls subsequent to December 31, 2012.

The Risk Oversight and Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, Ernst & Young LLP, regarding management’s assessment of internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Their report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included in this annual report.

Report of Independent Registered Public Accounting Firm

Report on Consolidated Financial Statements

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited the accompanying consolidated balance sheets of BOK Financial Corporation as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BOK Financial Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BOK Financial Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2013

Report of Independent Registered Public Accounting Firm

Report on Effectiveness of Internal Control over Financial Reporting

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited BOK Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BOK Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BOK Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012 of BOK Financial Corporation and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2013

Consolidated Statements of Earnings

(In thousands, except share and per share data)	Year Ended December 31,
Interest revenue	2012	2011	2010
Loans	$513,429	$504,989	$522,559
Residential mortgage loans held for sale	8,185	6,492	9,261
Trading securities	1,419	1,836	2,172
Taxable securities	16,848	12,581	7,229
Tax-exempt securities	3,577	4,768	6,402
Total investment securities	20,425	17,349	13,631
Taxable securities	237,235	259,871	283,583
Tax-exempt securities	2,487	2,394	2,446
Total available for sale securities	239,722	262,265	286,029
Fair value option securities	8,456	18,649	17,403
Funds sold and resell agreements	12	15	27
Total interest revenue	791,648	811,595	851,082
Interest expense
Deposits	67,013	88,890	106,265
Borrowed funds	6,531	8,826	13,334
Subordinated debentures	13,778	22,385	22,431
Total interest expense	87,322	120,101	142,030
Net interest revenue	704,326	691,494	709,052
Provision for credit losses	(22,000)	(6,050)	105,139
Net interest revenue after provision for credit losses	726,326	697,544	603,913
Other operating revenue
Brokerage and trading revenue	126,930	104,181	101,471
Transaction card revenue	107,985	116,757	112,302
Trust fees and commissions	80,053	73,290	68,976
Deposit service charges and fees	98,917	95,872	103,611
Mortgage banking revenue	169,302	91,643	87,600
Bank-owned life insurance	11,089	11,280	12,066
Other revenue	37,827	35,620	30,368
Total fees and commissions	632,103	528,643	516,394
Gain (loss) on assets, net	(1,415)	4,156	(4,011)
Gain (loss) on derivatives, net	(301)	2,686	4,271
Gain on fair value option securities, net	9,230	24,413	7,331
Gain on available for sale securities, net	33,845	34,144	21,882
Total other-than-temporary impairment losses	(1,144)	(10,578)	(29,960)
Portion of loss recognized in (reclassified from) other comprehensive income	(6,207)	(12,929)	2,151
Net impairment losses recognized in earnings	(7,351)	(23,507)	(27,809)
Total other operating revenue	666,111	570,535	518,058
Other operating expense
Personnel	491,033	429,986	401,864
Business promotion	23,338	20,549	17,726
Contribution to BOKF Foundation	2,062	4,000	—
Professional fees and services	34,015	28,798	30,217
Net occupancy and equipment	66,726	64,611	63,969
Insurance	15,356	16,799	24,320
Data processing and communications	98,904	97,976	87,752
Printing, postage and supplies	14,228	14,085	13,665
Net losses and expenses of repossessed assets	20,528	23,715	34,483
Amortization of intangible assets	2,927	3,583	5,336
Mortgage banking costs	44,334	37,621	43,172
Change in fair value of mortgage servicing rights	9,210	40,447	(3,661)
Other expense	26,912	37,574	31,477
Total other operating expense	849,573	819,744	750,320
Income before taxes	542,864	448,335	371,651
Federal and state income tax	188,740	158,511	123,357
Net income	354,124	289,824	248,294
Net income attributable to non-controlling interest	2,933	3,949	1,540
Net income attributable to BOK Financial Corp. shareholders	$351,191	$285,875	$246,754
Earnings per share:
Basic	$5.15	$4.18	$3.63
Diluted	$5.13	$4.17	$3.61
Average shares used in computation:
Basic	67,684,043	67,787,676	67,627,735
Diluted	67,964,940	68,038,763	67,831,734
Dividends declared per share	$2.47	$1.13	$0.99
 See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
	Year Ended
	December 31,
	2012	2011	2010
Net income	$354,124	$289,824	$248,294
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	66,197	47,287	185,463
Other–than–temporary impairment losses recognized in earnings	7,351	23,507	27,809
Reclassification adjustment for net gains realized and included in earnings	(33,392)	(33,840)	(21,618)
Amortization of unrealized gain on investment securities transferred from available for sale	(6,601)	(1,357)	—
Other comprehensive income before income taxes	33,555	35,597	191,654
Income tax expense	(12,614)	(14,457)	(73,075)
Other comprehensive income, net of income taxes	20,941	21,140	118,579
Comprehensive income	375,065	310,964	366,873
Comprehensive income attributable to non-controlling interests	2,933	3,949	1,540
Comprehensive income attributed to BOK Financial Corp. shareholders	372,132	307,015	365,333

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2012	2011

Assets
Cash and due from banks	$1,266,834	$976,191
Funds sold and resell agreements	19,405	10,174
Trading securities	214,102	76,800
Investment securities (fair value: 2012 – $528,458; 2011 - $462,657)	499,534	439,236
Available for sale securities	11,287,221	10,179,365
Fair value option securities	284,296	651,226
Residential mortgage loans held for sale	293,762	188,125
Loans	12,311,456	11,269,743
Less allowance for loan losses	(215,507)	(253,481)
Loans, net of allowance	12,095,949	11,016,262
Premises and equipment, net	265,920	262,735
Receivables	114,185	123,257
Goodwill	361,979	335,601
Intangible assets, net	28,192	10,219
Mortgage servicing rights, net	100,812	86,783
Real estate and other repossessed assets, net of allowance (2012 – $36,873; 2011 – $32,911)	103,791	122,753
Bankers’ acceptances	605	1,881
Derivative contracts	338,106	293,859
Cash surrender value of bank-owned life insurance	274,531	263,318
Receivable on unsettled securities trades	211,052	75,151
Other assets	388,355	381,010
Total assets	$28,148,631	$25,493,946

Liabilities and shareholders' equity
Noninterest-bearing demand deposits	$8,038,286	$5,799,785
Interest-bearing deposits:
Transaction	9,888,038	9,354,456
Savings	284,744	226,357
Time	2,967,992	3,381,982
Total deposits	21,179,060	18,762,580
Funds purchased	1,167,416	1,063,318
Repurchase agreements	887,030	1,233,064
Other borrowings	651,775	74,485
Subordinated debentures	347,633	398,881
Accrued interest, taxes and expense	176,678	149,508
Bankers’ acceptances	605	1,881
Derivative contracts	283,589	236,522
Due on unsettled securities trades	297,453	653,371
Other liabilities	163,711	133,684
Total liabilities	25,154,950	22,707,294
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2012 – 72,415,346; 2011 – 71,533,354)	4	4
Capital surplus	859,278	818,817
Retained earnings	2,137,541	1,953,332
Treasury stock (shares at cost: 2012 – 4,087,995; 2011 – 3,380,310)	(188,883)	(150,664)
Accumulated other comprehensive income	149,920	128,979
Total shareholders’ equity	2,957,860	2,750,468
Non-controlling interest	35,821	36,184
Total equity	2,993,681	2,786,652
Total liabilities and equity	$28,148,631	$25,493,946

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity

(In thousands)
	Common Stock		Accumulated Other Comprehensive Income(Loss)	Capital Surplus	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non- Controlling Interest	Total
	Shares	Amount				Shares	Amount			Equity

Balance, December 31, 2009	70,312	$4	$(10,740)	$758,723	$1,563,683	2,509	$(105,857)	$2,205,813	$19,561	$2,225,374
Net income	—	—	—	—	246,754	—	—	246,754	1,540	248,294
Other comprehensive income	—	—	118,579	—	—	—	—	118,579	—	118,579
Exercise of stock options	504	—	—	15,497	—	99	(6,945)	8,552	—	8,552
Tax benefit on exercise of stock options	—	—	—	425	—	—	—	425	—	425
Stock-based compensation	—	—	—	8,160	—	—	—	8,160	—	8,160
Cash dividends on common stock	—	—	—	—	(66,557)	—	—	(66,557)	—	(66,557)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	1,051	1,051
Balance, December 31, 2010	70,816	4	107,839	782,805	1,743,880	2,608	(112,802)	2,521,726	22,152	2,543,878
Net income	—	—	—	—	285,875	—	—	285,875	3,949	289,824
Other comprehensive income	—	—	21,140	—	—	—	—	21,140	—	21,140
Treasury stock purchases	—	—	—	—	—	562	(26,446)	(26,446)	—	(26,446)
Exercise of stock options	717	—	—	25,957	—	210	(11,416)	14,541	—	14,541
Tax benefit on exercise of stock options	—	—	—	659	—	—	—	659	—	659
Stock-based compensation	—	—	—	9,396	—	—	—	9,396	—	9,396
Cash dividends on common stock	—	—	—	—	(76,423)	—	—	(76,423)	—	(76,423)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	10,083	10,083
Balance, December 31, 2011	71,533	4	128,979	818,817	1,953,332	3,380	(150,664)	2,750,468	36,184	2,786,652
Net income	—	—	—	—	351,191	—	—	351,191	2,933	354,124
Other comprehensive income	—	—	20,941	—	—	—	—	20,941	—	20,941
Treasury stock purchases	—	—	—	—	—	384	(20,558)	(20,558)	—	(20,558)
Exercise of stock options	882	—	—	32,311	—	324	(17,661)	14,650	—	14,650
Tax benefit on exercise of stock options	—	—	—	120	—	—	—	120	—	120
Stock-based compensation	—	—	—	8,030	—	—	—	8,030	—	8,030
Cash dividends on common stock	—	—	—	—	(166,982)	—	—	(166,982)	—	(166,982)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	1,645	1,645
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(4,941)	(4,941)

Balance, December 31, 2012	72,415	$4	$149,920	$859,278	$2,137,541	4,088	$(188,883)	$2,957,860	$35,821	$2,993,681

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$354,124	$289,824	$248,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(22,000)	(6,050)	105,139
Change in fair value of mortgage servicing rights	9,210	40,447	(3,661)
Net unrealized gains from derivatives	(984)	(9,651)	(18,882)
Tax benefit on exercise of stock options	(120)	(659)	(425)
Change in bank-owned life insurance	(11,089)	(11,280)	(12,066)
Stock-based compensation	8,030	9,396	8,160
Depreciation and amortization	54,935	49,967	58,987
Net amortization of securities discounts and premiums	87,769	112,227	105,680
Net realized losses (gains) on financial instruments and other assets	(135,696)	(3,589)	1,420
Mortgage loans originated for resale	(3,708,350)	(2,293,436)	(2,256,943)
Proceeds from sale of mortgage loans held for resale	3,731,830	2,369,895	2,246,228
Capitalized mortgage servicing rights	(42,191)	(26,251)	(27,603)
Change in trading and fair value option securities	226,144	(247,386)	(139,319)
Change in receivables	9,244	24,236	(40,118)
Change in other assets	10,999	16,469	9,023
Change in accrued interest, taxes and expense	23,424	63,827	22,227
Change in other liabilities	(3,429)	(50,198)	59,037
Net cash provided by operating activities	591,850	327,788	365,178
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	111,511	68,020	111,976
Proceeds from maturities or redemptions of available for sale securities	4,456,363	3,650,900	3,185,131
Purchases of investment securities	(172,327)	(37,085)	(211,312)
Purchases of available for sale securities	(7,334,843)	(7,504,261)	(5,565,931)
Proceeds from sales of available for sale securities	1,744,662	2,725,760	2,013,620
Change in amount receivable on unsettled securities transactions	(135,901)	59,908	(135,059)
Loans originated net of principal collected	(1,077,075)	(598,499)	469,223
Net proceeds from (payments on) derivative asset contracts	(13,273)	4,994	201,289
Acquisitions, net of cash acquired	(23,615)	—	—
Proceeds from disposition of assets	170,907	122,314	38,640
Purchases of assets	(94,756)	(56,195)	(64,916)
Net cash provided by (used in) investing activities	(2,368,347)	(1,564,144)	42,661
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	2,830,470	1,710,705	1,919,658
Net change in time deposits	(413,990)	(127,026)	(257,586)
Net change in other borrowings, subsidiary bank	200,107	(941,834)	(1,487,742)
Repayment of subordinated debentures, subsidiary bank	(53,705)	—	—
Net change in other borrowings, parent company and other non-bank subsidiaries	10,500	(7,217)	—
Net payments or proceeds on derivative liability contracts	(7,560)	15,674	(194,831)
Net change in derivative margin accounts	39,237	(102,262)	70,340
Change in amount due on unsettled security transactions	(355,918)	492,946	(51,910)
Issuance of common and treasury stock, net	14,650	14,541	8,552
Sale of non-controlling interest	300	—	—
Tax benefit on exercise of stock options	120	659	425
Repurchase of common stock	(20,558)	(26,446)	—
Dividends paid	(166,982)	(76,423)	(66,557)
Net cash provided by (used in) financing activities	2,076,671	953,317	(59,651)
Net decrease in cash and cash equivalents	299,874	(283,039)	348,188
Cash and cash equivalents at beginning of period	986,365	1,269,404	921,216
Cash and cash equivalents at end of period	$1,286,239	$986,365	$1,269,404

Cash paid for interest	$90,137	$122,166	$144,095
Cash paid for taxes	$158,703	$156,465	$133,551
Net loans transferred to real estate and other repossessed assets	$133,502	$87,476	$72,845
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the year	$121,432	$154,134	$—
Conveyance of other real estate owned guaranteed by U.S. government agencies	$89,223	$14,501	$—
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements of BOK Financial Corporation (“BOK Financial” or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), including interpretations of U.S. GAAP issued by federal banking regulators and general practices of the banking industry. The consolidated financial statements include the accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOSC, Inc., The Milestone Group, Inc. and Cavanal Hill Investment Management, Inc. All significant intercompany transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Nature of Operations

BOK Financial, through its subsidiaries, provides a wide range of financial services to commercial and industrial customers, other financial institutions, municipalities, and consumers. These services include depository and cash management; lending and lease financing; mortgage banking; securities brokerage, trading and underwriting; and personal and corporate trust.

The Bank operates as Bank of Oklahoma primarily in Tulsa and Oklahoma City metropolitan areas of the state of Oklahoma and Bank of Texas primarily in the Dallas, Fort Worth and Houston metropolitan areas of the state of Texas. In addition, the Bank does business as Bank of Albuquerque in Albuquerque, New Mexico; Colorado State Bank and Trust in Denver, Colorado; Bank of Arizona in Phoenix, Arizona; Bank of Kansas City in Kansas City, Missouri/Kansas and Bank of Arkansas in Northwest Arkansas. The Bank also operates the TransFund electronic funds network.

Use of Estimates

Preparation of BOK Financial's consolidated financial statements requires management to make estimates of future economic activities, including loan collectability, prepayments and cash flows from customer accounts. These estimates are based upon current conditions and information available to management. Actual results may differ significantly from these estimates.

Acquisitions

Assets and liabilities acquired, including identifiable intangible assets, are recorded at fair value on the acquisition date. The purchase price includes consideration paid at closing and the estimated fair value of contingent consideration that will be paid in the future, subject to achieving defined performance criteria. Goodwill is recognized as the excess of the purchase price over the net fair value of assets acquired and liabilities assumed. The Consolidated Statements of Earnings include the results of operations from the acquisition date.

Goodwill and Intangible Assets

Goodwill and intangible assets generally result from business combinations and are evaluated for each of BOK Financial's reporting units for impairment annually or more frequently if conditions indicate impairment. The evaluation of possible impairment of goodwill and intangible assets involves significant judgment based upon short-term and long-term projections of future performance.

Reporting units are defined by the Company as the geographical market underlying each operating segment. This definition is consistent with the manner in which the chief operating decision maker assesses the performance of the Company and makes decisions concerning the allocation of resources. The Company may qualitatively assess whether it is more likely than not that the fair value of the reporting units are less than their carrying value. This assessment includes consideration of relevant events and circumstance including but not limited to macroeconomic conditions, industry and market conditions, the financial and stock performance of the Company and other relevant factors. Additional quantitative analysis may be undertaken through which the fair value of BOK Financial's reporting units is estimated by the discounted future earnings method. Income growth is projected for each reporting unit and a terminal value is computed. This projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to determine the fair value of the reporting units are compared to observable inputs, such as the market value of BOK Financial common stock. However, determination of the fair value of individual reporting units requires the use of significant unobservable inputs. There have been no changes in the techniques used to evaluate the carrying value of goodwill.

Core deposit intangible assets are amortized using accelerated methods over the estimated lives of the acquired deposits. These assets generally have a weighted average life of 5 years. Other intangible assets are amortized using accelerated or straight-line methods, as appropriate, over the estimated benefit periods. These periods range from 5 years to 20 years. The net book values of identifiable intangible assets are evaluated for impairment when economic conditions indicate impairment may exist.

Cash Equivalents

Due from banks, funds sold (generally federal funds sold for one periods) and resell agreements (which generally mature within one to 30 days) are considered cash equivalents.

Securities

Securities are identified as trading, investment (held to maturity) or available for sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations and other relevant factors. Trading securities, which are acquired for profit through resale, are carried at fair value with unrealized gains and losses included in current period earnings. Investment securities are carried at amortized cost. Amortization is computed by methods that approximate level yield and is adjusted for changes in prepayment estimates. Securities identified as available for sale are carried at fair value. Unrealized gains and losses are recorded, net of deferred income taxes, as accumulated other comprehensive income in shareholders' equity. Available for sale securities are separately identified as pledged to creditors if the creditor has the right to sell or re-pledge the collateral.

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

On a quarterly basis, the Company performs separate evaluations of impaired debt investment and available for sale securities and equity available for sale securities to determine if the decline in fair value below the amortized cost is other-than-temporary.

For debt securities, management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements and securities portfolio management. If the Company intends to sell or it is more likely than not that it will be required to sell the impaired debt security, a charge is recognized against earnings for the entire unrealized loss. For all impaired debt securities for which there is no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security's contractual terms. Any expected credit loss due to the inability to collect all amounts due according to the security's contractual terms is recognized as a charge against earning. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.

For equity securities, management evaluates various factors including cause, severity and duration of the decline in value of the security and prospects for recovery, as well as the Company's intent and ability not to sell the security until the fair value exceeds amortized cost. If an unrealized loss is determined to be other-than-temporary, a charge is recognized against earnings for the difference between the security's amortized cost and fair value.

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

BOK Financial offers programs that permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, interest rates and foreign exchanges rates with derivative contracts. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize its risk of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in other operating revenue - brokerage and trading revenue in the Consolidated Statements of Earnings.

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

Loans

Loans are either secured or unsecured based on the type of loan and the financial condition of the borrower. Repayment is generally expected from cash flow or proceeds from the sale of selected assets of the borrower. BOK Financial is exposed to risk of loss on loans due to the borrower's financial difficulties, which may arise from any number of factors, including problems within the respective industry or local economic conditions. Access to collateral, in the event of borrower default, is reasonably assured through adherence to applicable lending laws and through sound lending standards and credit review procedures. Accounting policies for all loans, excluding residential loans guaranteed by U.S. government agencies, are as follows.

Interest is accrued at the applicable interest rate on the outstanding principal amount. Loans are placed on nonaccruing status when, in the opinion of management, full collection of principal or interest is uncertain. Internally risk graded loans are individually evaluated for nonaccruing status quarterly. Non-risk graded loans are generally placed on nonaccruing status when 90 days or more past due or within 60 days of being notified of the borrower bankruptcy filing. Interest previously accrued but not collected is charged against interest income when the loan is placed on nonaccruing status. Payments received on nonaccruing loans are applied to principal or recognized as interest income, according to management's judgment as to the collectability of principal. Loans may be returned to accruing status when, in the opinion of management, full collection of principal and interest, including principal previously charged off, is probable based on improvements in the borrower's financial condition or a sustained period of performance.

Loans to borrowers experiencing financial difficulties may be modified in troubled debt restructurings ("TDRs"). All TDRs are classified as nonaccruing. Modifications generally consist of extension of payment terms or interest rate concessions and may result either voluntarily through negotiations with the borrower or involuntarily through court order. Generally, principal and accrued but unpaid interest is not voluntarily forgiven.

Performing loans may be renewed under then current collateral, debt service ratio and other underwriting standards. Nonaccruing loans may also be renewed and will remain classified as nonaccruing.

All loans are charged-off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower or when the required cash flow is reduced in a TDR. The charge-off amount is determined through an evaluation of available cash resources and collateral value. Internally risk graded loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans that are past due between 60 days and 180 days, based on the loan product type, are charged off. Loans to borrowers whose personal obligation has been discharged through Chapter 7 bankruptcy proceedings are charged off within 60 days of notice of the bankruptcy filing, regardless of payment status.

Loan origination and commitment fees and direct loan acquisition and origination costs are deferred and amortized as an adjustment to yield over the life of the loan or over the commitment period, as applicable.

Qualifying residential mortgage loans guaranteed by U.S. government agencies have been sold into GNMA pools. Under certain performance conditions specified in government programs, the Company has the right, but not the obligation to repurchase loans from GNMA pools. These loans no longer qualify for sale accounting and are recognized in the Consolidated Balance Sheet. Guaranteed loans are considered to be impaired because we do not expect to receive all principal and interest based on the loan's contractual terms. The principal balance continues to be guaranteed, however, interest accrues at a curtailed rate as specified in the programs. The carrying value of these loans is reduced based on an estimate of expected cash flows discounted at the original note rate plus a liquidity spread. Guaranteed loans may be modified in TDRs in accordance with U.S. government agency guidelines. Interest continues to accrue at the modified rate. U.S. government guaranteed loans may either be resold into GNMA pools after a performance period specified by the programs or foreclosed and conveyed to the guarantors.

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk

The appropriateness of the allowance for loan losses and accrual for off-balance sheet credit risk (collectively "Allowance for Credit Losses") is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, including probable losses on outstanding loans and unused commitments to provide financing.

Loans are disaggregated into portfolio segments and further disaggregated into classes. The portfolio segment is the level at which the Company develops and documents a systematic method for determining its Allowance for Credits Losses. Classes are based on the risk characteristics of the loans and the Company's method for monitoring and assessing credit risk.

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances based on estimated loss rates by loan class and nonspecific allowances based on factors that affect more than one portfolio segment. In the fourth quarter of 2011, the Company enhanced its methodology for estimating general allowances by establishing specific loss rates for each loan class. There were no changes to accounting policies for estimating general allowances during 2012.

Loans are considered to be impaired when it becomes probable that BOK Financial will be unable to collect all amounts due according to the contractual terms of the loan agreements. Internally risk graded loans are evaluated individually for impairment. Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk graded based on a quarterly evaluation of the borrowers' ability to repay.  Certain commercial loans and most residential mortgage and consumer loans are small balance, homogeneous pools of loans that are not risk graded. Non-risk graded loans are identified as impaired impairment based on performance status. Generally, non-risk graded loans 90 days or more past due, modified in a troubled debt restructuring or in bankruptcy are considered to be impaired.

Specific allowances for impaired loans are measured by an evaluation of estimated future cash flows discounted at the loans' initial effective interest rate or the fair value of collateral for certain collateral dependent loans. The fair value of real property held as collateral is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs. Appraised values are on an “as-is” basis and generally are not adjusted by the Company. Updated appraisals are obtained at least annually or more frequently if market conditions indicate collateral values may have declined. Collateral value of mineral rights is generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. The value of other collateral is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions. Collateral values and available cash resources that support impaired loans are evaluated quarterly. Historical statistics may be used as a practical way to estimate impairment in limited situations, such as when a collateral dependent loan is identified as impaired at the end of a reporting period until an appraisal of collateral value is received or a full assessment of future cash flows is completed. Estimates of future cash flows and collateral values require significant judgments and may be volatile.

General allowances for unimpaired loans are based on an estimated loss rate by loan class. The appropriate historical gross loss rate for each loan class is determined by the greater of the current loss rate based on the most recent twelve months or a ten-year average gross loss rate. Recoveries are not directly considered in the estimation of historical loss rates. Recoveries generally do not follow predictable patterns and are not received until well-after the charge-off date as a result of protracted legal actions. For risk graded loans, historical gross loss rates are adjusted for changes in risk grading. For each loan class, the current weighted average risk grade is compared to the the long-term weighted average risk grade. This comparison determines whether credit risk in each loan class is increasing or decreasing. Historical loss rates are adjusted upward or downward in proportion to changes in average risk grading. General allowances for unimpaired loans also consider inherent risks identified for each loan class. Inherent risks consider loss rates that most appropriately represent the current credit cycle and other factors attributable to a specific loan class which have not yet been represented in the historical gross loss rates or risk grading. These factors include changes in commodity prices or engineering imprecision which may affect the value of reserves that secure our energy loan portfolio, construction risk that may affect commercial real estate loans, changes in regulations and public policy that may disproportionately impact health care loans and changes in loan products.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentration in large-balance loans and other relevant factors.

An accrual for off-balance sheet credit risk is included in Other liabilities. The appropriateness of the accrual is determined in the same manner as the allowance for loan losses.

A provision for credit losses is charged against or credited to earnings in amounts necessary to maintain an appropriate Allowance for Credit Losses. Recoveries of loans previously charged off are added to the allowance when received.

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

BOK Financial retains a repurchase obligation under underwriting representations and warranties related to residential mortgage loans transferred and generally retains the right to service the loans. The Company may incur a recourse obligation in limited circumstances. Separate accruals are recognized in Other liabilities in the Consolidated Balance Sheets for repurchase and recourse obligations.

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are acquired in partial or total forgiveness of loans. These assets are carried at the lower of cost, which is determined by fair value at date of foreclosure less estimated disposal costs, or current fair value less estimated disposal costs. Decreases in fair value below cost are recognized as asset-specific valuation allowances which may be reversed when supported by future increases in fair value. Fair values of real estate are based on “as is” appraisals which are updated at least annually or more frequently for certain asset types or assets located in certain distressed markets. Fair values based on appraisals are generally considered to be based on significant other observable inputs. The Company also considers decreases in listing price and other relevant information in quarterly evaluations and reduces the carrying value of real estate and other repossessed assets when necessary. Fair values based on list prices and other relevant information are generally considered to be based on significant unobservable inputs. Additional costs incurred to complete real estate and other repossessed assets may increase the carrying value, up to current fair value based on “as completed” appraisals. The fair value of mineral rights included in repossessed assets are generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. The value of other repossessed assets is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions. Income generated by these assets is recognized as received. Operating expenses are recognized as incurred. Gains or losses on sales of real estate and other repossessed assets are based on the cash proceeds received less the cost basis of the asset, net of any valuation allowances.

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

Current income tax expense or benefit is based on an evaluation that considers estimated taxable income, tax credits, and statutory federal and state income tax rates.  The amount of current income tax expense or benefit recognized in any period may differ from amounts reported to taxing authorities. Annually, tax returns are filed with each jurisdiction where they Company conducts business and recognized current income tax expense or benefit is adjusted to the filed tax returns.

Deferred tax assets and liabilities are based upon the differences between the values of assets and liabilities as recognized in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion of the entire deferred tax asset may not be realized based on taxes previously paid in net loss carry-back periods and other factors.

BOK Financial has unrecognized tax benefits, which are included in accrued current income taxes payable, for the uncertain portion of recorded tax benefits and related interest. These uncertainties result from the application of complex tax laws, rules, regulations and interpretations, primarily in state taxing jurisdictions. Unrecognized tax benefits are assessed quarterly and may be adjusted through current income tax expense in future periods based on changing facts and circumstances, completion of examinations by taxing authorities or expiration of a statute of limitations. Estimated penalties and interest on uncertain tax positions are recognized in income tax expense.

Employee Benefit Plans

BOK Financial sponsors a defined benefit cash balance pension plan (“Pension Plan”), qualified profit sharing plan (“Thrift Plan”) and employee health care plans. Pension Plan costs, which are based upon actuarial computations of current costs, are expensed annually. Unrecognized prior service cost and net gains or losses are amortized on a straight-line basis over the lesser of the average remaining service periods of the participants or 4 years. Employer contributions to the Pension Plan are in accordance with Federal income tax regulations. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the Pension Plan and no additional service benefits will be accrued.

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

Stock Compensation Plans

BOK Financial awards stock options and non-vested common shares as compensation to certain officers. Grant date fair value of stock options is based on the Black-Scholes option pricing model. Stock options generally have graded vesting over 7 years. Each tranche is considered a separate award for valuation and compensation cost recognition. Grant date fair value of non-vested shares is based on the current market value of BOK Financial common stock. Non-vested shares awarded prior to 2013 generally cliff vest in 5 years. Non-vested shares awarded in January 2013 cliff vest in 3 years and are subject to a two year holding period after vesting.

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

Transaction card revenue includes merchant discounts fees, electronic funds transfer network fees and check card fees. Merchant discount fees represent fees paid by customers for account management and electronic processing of transactions. Merchant discount fees are recognized at the time the customer's transactions are processed or other services are performed. The Company also maintains the TransFund electronic funds transfer network for the benefit of its members, which includes the Bank. Electronic funds transfer fees are recognized as electronic transactions processed on behalf of its members. Check card fees represent interchange fees paid by a merchant bank for transactions processed from cards issued by the Company. Check card fees are recognized when transactions are processed.

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

Financial Accounting Standards Board

FASB Accounting Standards Update No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”)

On April 29, 2011, the FASB issued ASU 2011-03 that eliminates the collateral maintenance requirement under GAAP for entities to consider in determining whether a transfer of financial assets subject to repurchase agreements is accounted for as a sale or as a secured borrowing. ASU 2011-03 was effective for the Company on January 1, 2012 and it did not have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2011-04, Fair value Measurements (Topic 820): Amendment to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”)

On May 12, 2011, the FASB issued ASU 2011-04 to provide clarified and converged guidance on fair value measurement and expanded disclosures concerning fair value measurements. ASU 2011-04 is largely consistent with the existing fair value measurement principals contained in ASC 820, Fair Value Measurement. ASU 2011-04 was effective for the Company on January 1, 2012.

FASB Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income (“ASU 2011-05”)

On June 16, 2011, the FASB issued ASU 2011-05 which revises the manner in which entities present comprehensive income in their financial statements by removing the presentation option in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-5 was effective for the Company January 1, 2012.

FASB Accounting Standards Update No. 2011-11, Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”)

On December 16, 2011, the FASB issued ASU 2011-11 which contains new disclosure requirements regarding the nature of an entity's right of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are anticipated to facilitate comparison between financial statements prepared under generally accepted accounting principles in the United States of America and International Financial Reporting Standards by providing information about both gross and net exposures. The new disclosure requirements were effective for interim and annual reporting periods beginning on or after January 1, 2013.

FASB Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards No. 2011-05  (“ASU 2011-12”)

On December 23, 2011, FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 for presentation of reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income on the face of the financial statements. This deferral will enable the FASB to address certain concerns raised with regards to presentation requirements for reclassification adjustments. The amendment is effective at the same time as ASU 2011-05 which was effective for the Company January 1, 2012.

FASB Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01)

On January 31, 2013, FASB issued ASU 2013-01 which clarified that the scope of ASU 2011-11 applied for derivative contracts accounted for in accordance with Topic 815, Derivative and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transaction that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 was effective for the Company on January 1, 2013 and required comparative disclosures will be applied retrospectively for all periods presented.
(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2012		December 31, 2011
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency obligations	$16,545	$(57)	$22,203	$63
U.S. agency residential mortgage-backed securities	86,361	447	12,379	59
Municipal and other tax-exempt securities	90,326	(226)	39,345	652
Other trading securities	20,870	(13)	2,873	9
Total	$214,102	$151	$76,800	$783

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2012
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$232,700	$232,700	$235,940	$3,723	$(483)
U.S. agency residential mortgage-backed securities – Other	77,726	82,767	85,943	3,176	—
Other debt securities	184,067	184,067	206,575	22,528	(20)
Total	$494,493	$499,534	$528,458	$29,427	$(503)

[1]
Carrying value includes $5.0 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

[1]
Carrying value includes $12 million of net unrealized gain which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

In 2011, the Company transferred certain U.S. government agency residential mortgage-backed securities from the available for sale portfolio to the investment securities (held-to-maturity) portfolio as the Company has the positive intent and ability to hold these securities to maturity. No gains or losses were recognized in the Consolidated Statement of Earnings at the time of the transfer. Transfers of debt securities into the investment securities portfolio (held-to-maturity) are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in Accumulated Other Comprehensive Income and in the carrying value of the investment securities portfolio. Such amounts are amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. At the time of transfer, the fair value totaled $131 million, amortized cost totaled $118 million and the pretax unrealized gain totaled $13 million.

The amortized cost and fair values of investment securities at December 31, 2012, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$26,827	$123,489	$79,569	$2,815	$232,700	4.01
Fair value	27,066	125,263	80,574	3,037	235,940
Nominal yield¹	4.25%	2.51%	2.45%	6.57%	2.74%
Other debt securities:
Carrying value	$9,687	$30,531	$35,131	$108,718	$184,067	9.24
Fair value	9,702	31,573	38,154	127,146	206,575
Nominal yield	4.22%	5.30%	5.57%	6.24%	5.85%
Total fixed maturity securities:
Carrying value	$36,514	$154,020	$114,700	$111,533	$416,767	6.32
Fair value	36,768	156,836	118,728	130,183	442,515
Nominal yield	4.24%	3.06%	3.41%	6.25%	4.11%
Residential mortgage-backed securities:
Carrying value					$82,767	³
Fair value					85,943
Nominal yield[4]					2.71%
Total investment securities:
Carrying value					$499,534
Fair value					528,458
Nominal yield					3.88%

1.	Calculated on a taxable equivalent basis using a 39% effective tax rate.

2.	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

3.	The average expected lives of residential mortgage-backed securities were 3.4 years based upon current prepayment assumptions.

4.
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 31, 2012
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,002	$2	$—	$—
Municipal and other tax-exempt	84,892	87,142	2,414	(164)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,308,463	5,453,549	146,247	(1,161)	—
FHLMC	2,978,608	3,045,564	66,956	—	—
GNMA	1,215,554	1,237,041	21,487	—	—
Other	148,025	153,667	5,642	—	—
Total U.S. government agencies	9,650,650	9,889,821	240,332	(1,161)	—
Private issue:
Alt-A loans	124,314	123,174	1,440	—	(2,580)
Jumbo-A loans	198,588	201,989	5,138	(134)	(1,603)
Total private issue	322,902	325,163	6,578	(134)	(4,183)
Total residential mortgage-backed securities	9,973,552	10,214,984	246,910	(1,295)	(4,183)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	890,746	895,075	5,006	(677)	—
Other debt securities	35,680	36,389	709	—	—
Perpetual preferred stock	22,171	25,072	2,901	—	—
Equity securities and mutual funds	24,593	27,557	3,242	(278)	—
Total	$11,032,634	$11,287,221	$261,184	$(2,414)	$(4,183)
1 Gross unrealized gain/ loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2011
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,001	$1,006	$5	$—	$—
Municipal and other tax-exempt	66,435	68,837	2,543	(141)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,823,972	5,987,287	163,319	(4)	—
FHLMC	2,756,180	2,846,215	90,035	—	—
GNMA	647,569	678,924	31,358	(3)	—
Other	69,668	75,751	6,083	—	—
Total U.S. government agencies	9,297,389	9,588,177	290,795	(7)	—
Private issue:
Alt-A loans	168,461	132,242	—	—	(36,219)
Jumbo-A loans	334,607	286,924	—	(11,096)	(36,587)
Total private issue	503,068	419,166	—	(11,096)	(72,806)
Total residential mortgage-backed securities	9,800,457	10,007,343	290,795	(11,103)	(72,806)
Other debt securities	36,298	36,495	197	—	—
Perpetual preferred stock	19,171	18,446	1,030	(1,755)	—
Equity securities and mutual funds	33,843	47,238	13,727	(332)	—
Total	$9,957,205	$10,179,365	$308,297	$(13,331)	$(72,806)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at December 31, 2012, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years[6]	Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,000	$—	$—	$—	$1,000	0.34
Fair value	1,002	—	—	—	1,002
Nominal yield	0.55%	—%	—%	—%	0.55%
Municipal and other tax-exempt:
Amortized cost	794	29,598	11,121	43,379	84,892	14.59
Fair value	812	31,007	11,861	43,462	87,142
Nominal yield¹	—%	0.95%	0.78%	2.85%	1.89%
Other debt securities:
Amortized cost	—	30,280	—	5,400	35,680	6.47
Fair value	—	30,990	—	5,399	36,389
Nominal yield	—%	1.80%	—%	1.29%	1.74%
Total fixed maturity securities:
Amortized cost	$1,794	$59,878	$11,121	$48,779	$121,572	12.09
Fair value	1,814	61,997	11,861	48,861	124,533
Nominal yield	0.31%	1.38%	0.78%	2.68%	1.83%
Residential mortgage-backed securities:
Amortized cost					$9,973,552	[2]
Fair value					10,214,984
Nominal yield[4]					2.27%
Commercial mortgage-backed securities:
Amortized cost					$890,746	7.09
Fair value					895,075
Nominal yield					1.35%
Equity securities and mutual funds:
Amortized cost					$46,764	³
Fair value					52,629
Nominal yield					1.12%
Total available-for-sale securities:
Amortized cost					$11,032,634
Fair value					11,287,221
Nominal yield					2.19%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 2.5 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Proceeds	$1,744,662	$2,725,760	$2,013,620
Gross realized gains	41,191	41,284	26,007
Gross realized losses	(7,346)	(7,140)	(4,125)
Related federal and state income tax expense	13,166	13,282	8,512

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	December 31, 2012	December 31, 2011
Investment:
Carrying value	$117,346	$197,192
Fair value	121,647	200,006

Available for sale:
Amortized cost	4,070,250	4,188,075
Fair value	4,186,390	4,334,553

The secured parties do not have the right to sell or re-pledge these securities. At December 31, 2012, municipal trading securities with a fair value of $13 million were pledged as collateral on a line of credit for the trading activities of BOSC, Inc. Under the terms of the credit agreement, the creditor has the right to sell or repledge the collateral.

Temporarily Impaired Securities as of December 31, 2012
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	53	$92,768	$483	$—	$—	$92,768	$483
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	14	881	20	—	—	881	20
Total investment	67	$93,649	$503	$—	$—	$93,649	$503

Available for sale:
Municipal and other tax-exempt	38	$6,150	$11	$26,108	$153	$32,258	$164
Residential mortgage-backed securities:
U. S. agencies:
FNMA	12	161,828	1,161	—	—	161,828	1,161
FHLMC	—	—	—	—	—	—	—
GNMA	—	—	—	—	—	—	—
Total U.S. agencies	12	161,828	1,161	—	—	161,828	1,161
Private issue[1]:
Alt-A loans	12	—	—	87,907	2,580	87,907	2,580
Jumbo-A loans	11	—	—	43,252	1,737	43,252	1,737
Total private issue	23	—	—	131,159	4,317	131,159	4,317
Total residential mortgage-backed securities	35	161,828	1,161	131,159	4,317	292,987	5,478
Commercial mortgage-backed securities guaranteed by U.S. government agencies	8	275,065	677	—	—	275,065	677
Other debt securities	3	4,899	—	—	—	4,899	—
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	22	202	1	2,161	277	2,363	278
Total available for sale	106	$448,144	$1,850	$159,428	$4,747	$607,572	$6,597
1Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	12	—	—	87,907	2,580	87,907	2,580
Jumbo-A loans	10	—	—	29,128	1,602	29,128	1,602

Temporarily Impaired Securities as of December 31, 2011
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt	1	$479	$2	$—	$—	$479	$2
U.S. Agency residential mortgage-backed securities – Other	5	92,571	1,770	—	—	92,571	1,770
Other debt securities	—	—	—	—	—	—	—
Total investment	6	$93,050	$1,772	$—	$—	$93,050	$1,772

Available for sale:
Municipal and other tax-exempt	26	$5,008	$7	$21,659	$134	$26,667	$141
Residential mortgage-backed securities:
U. S. agencies:
FNMA	2	68,657	4	—	—	68,657	4
FHLMC	—	—	—	—	—	—	—
GNMA	1	2,072	3	—	—	2,072	3
Total U.S. agencies	3	70,729	7	—	—	70,729	7
Private issue[1]:
Alt-A loans	19	—	—	132,242	36,219	132,242	36,219
Jumbo-A loans	48	8,142	842	278,781	46,841	286,923	47,683
Total private issue	67	8,142	842	411,023	83,060	419,165	83,902
Total residential mortgage-backed securities	70	78,871	849	411,023	83,060	489,894	83,909
Perpetual preferred stocks	6	11,147	1,755	—	—	11,147	1,755
Equity securities and mutual funds	7	221	5	2,551	327	2,772	332
Total available for sale	109	$95,247	$2,616	$435,233	$83,521	$530,480	$86,137

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	19	$—	$—	$132,242	$36,219	$132,242	$36,219
Jumbo-A loans	36	3,809	256	202,874	36,331	206,683	36,587

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investment and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of December 31, 2012, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at December 31, 2012.

At December 31, 2012, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$155,088	$155,945	$23,515	$24,055	$—	$—	$54,097	$55,940	$232,700	$235,940
Mortgage-backed securities -- other	82,767	85,943	—	—	—	—	—	—	—	—	82,767	85,943
Other debt securities	—	—	174,573	196,911	600	600	—	—	8,894	9,064	184,067	206,575
Total investment securities	$82,767	$85,943	$329,661	$352,856	$24,115	$24,655	$—	$—	$62,991	$65,004	$499,534	$528,458

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,000	$1,002	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$1,002
Municipal and other tax-exempt	—	—	59,676	61,743	11,404	11,496	12,384	12,384	1,428	1,519	84,892	87,142
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,308,463	5,453,549	—	—	—	—	—	—	—	—	5,308,463	5,453,549
FHLMC	2,978,608	3,045,564	—	—	—	—	—	—	—	—	2,978,608	3,045,564
GNMA	1,215,554	1,237,041	—	—	—	—	—	—	—	—	1,215,554	1,237,041
Other	148,025	153,667	—	—	—	—	—	—	—	—	148,025	153,667
Total U.S. government agencies	9,650,650	9,889,821	—	—	—	—	—	—	—	—	9,650,650	9,889,821
Private issue:
Alt-A loans	—	—	—	—	—	—	124,314	123,174	—	—	124,314	123,174
Jumbo-A loans	—	—	—	—	—	—	198,588	201,989	—	—	198,588	201,989
Total private issue	—	—	—	—	—	—	322,902	325,163	—	—	322,902	325,163
Total residential mortgage-backed securities	9,650,650	9,889,821	—	—	—	—	322,902	325,163	—	—	9,973,552	10,214,984
Commercial mortgage-backed securities guaranteed by U.S. government agencies	890,746	895,075	—	—	—	—	—	—	—	—	890,746	895,075
Other debt securities	—	—	5,400	5,399	30,280	30,990	—	—	—	—	35,680	36,389
Perpetual preferred stock	—	—	—	—	22,171	25,072	—	—	—	—	22,171	25,072
Equity securities and mutual funds	—	—	—	—	—	—	—	—	24,593	27,557	24,593	27,557
Total available for sale securities	$10,542,396	$10,785,898	$65,076	$67,142	$63,855	$67,558	$335,286	$337,547	$26,021	$29,076	$11,032,634	$11,287,221

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At December 31, 2012, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade by at least one of the nationally-recognized rating agencies. The net unrealized gain on these securities totaled $2.3 million. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

•
Unemployment rates – increasing to 8.5% over the next 12 months, dropping to 8% over the following 21 months, and holding at 8% thereafter. At December 31, 2011, we assumed that unemployment rates would increase to 9.5% over the next 12 months, dropping to 8% over the following 21 months, and holding at 8% thereafter.

•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency (“FHFA”) data, decreasing by an additional 2% over the next twelve months, then flat for the following twelve months and then growing at 2% per year thereafter. At December 31, 2011, we assumed that housing prices would decrease an additional 8% over the next twelve months and then grow at 2% per year thereafter.

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

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $5.9 million of additional credit loss impairments in earnings during 2012. The Company recognized credit loss impairments on private-label residential mortgage-backed securities in earnings of $21.9 million in 2011 and $26.5 million in 2010.

In addition to other-than-temporary impairment charges on private-label residential mortgage-backed securities, the Company recognized $1.0 million of credit loss impairment in earnings for certain below investment grade municipal securities based on an assessment of the issuer's on-going financial difficulties and bankruptcy filing in 2011. The Company recognized $1.6 million in impairment charges on these securities in 2011 and $1.0 million of impairment losses on these securities in 2010. See additional discussion regarding the development of the fair value of these securities in Note 18.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Year ended
				December 31, 2012		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	16	$124,314	$123,174	11	$4,469	16	$48,188
Jumbo-A	33	198,588	201,989	7	1,413	31	23,452
Total	49	$322,902	$325,163	18	$5,882	47	$71,640

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Based on this evaluation, a $457 thousand other-than-temporary impairment losses was recorded in earnings on certain equity securities during 2012. All remaining impairment of equity securities was considered temporary at December 31, 2012 and December 31, 2011. No other-than-temporary impairment losses related to equity securities were recorded in earnings in 2011 and $327 thousand of impairment losses were recorded in 2010.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Year Ended December 31,
	2012	2011
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$76,131	$52,624
Additions for credit-related OTTI not previously recognized	113	3,368
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	6,780	20,139
Sales	(7,796)	—
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$75,228	$76,131
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

The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	December 31, 2012		December 31, 2011
	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain
U.S. agency residential mortgage-backed securities	$257,040	$3,314	$626,109	$19,233
Corporate debt securities	26,486	1,409	25,117	18
Other securities	$770	$47	$—	$—
Total	$284,296	$4,770	$651,226	$19,251

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2012 (in thousands):

	Gross Basis				Net Basis²
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer risk management programs:
Interest rate contracts[3]
To-be-announced mortgage-backed securities	$12,850,805	$46,113	$13,239,078	$43,064	$30,457	$27,408
Interest rate swaps	1,319,827	72,201	1,319,827	72,724	72,201	72,724
Energy contracts	1,346,780	82,349	1,334,349	83,654	37,864	39,169
Agricultural contracts	212,434	3,638	212,135	3,571	474	407
Foreign exchange contracts	180,318	180,318	179,852	179,852	180,318	179,852
Equity option contracts	211,941	12,593	211,941	12,593	12,593	12,593
Total customer derivative before cash collateral	16,122,105	397,212	16,497,182	395,458	333,907	332,153
Less: cash collateral	—	—	—	—	(3,464)	(49,369)
Total customer derivatives	16,122,105	397,212	16,497,182	395,458	330,443	282,784
Interest rate risk management programs	66,000	7,663	50,000	805	7,663	805
Total derivative contracts	$16,188,105	$404,875	$16,547,182	$396,263	$338,106	$283,589

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. As of December 31, 2012, a decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $35 million.

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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statement of Earnings (in thousands):

	Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$1,070	$—	$(4,047)	$—	$1,685	$—
Interest rate swaps	3,458	—	3,193		1,099	—
Energy contracts	8,171	—	5,262	—	7,951	—
Agricultural contracts	382	—	341	—	629	—
Foreign exchange contracts	612	—	565	—	375	—
Equity option contracts	—	—	—	—	—	—
Total Customer Risk Management Programs	13,693	—	5,314	—	11,739	—
Interest Rate Risk Management Programs	—	(301)	—	2,526	—	3,032
Total Derivative Contracts	$13,693	$(301)	$5,314	$2,526	$11,739	$3,032

At December 31, 2012, BOK Financial had interest rate swaps with a notional value of $91 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

None of these derivative contracts have been designated as hedging instruments.
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2012				December 31, 2011
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$4,158,548	$3,458,897	$24,467	$7,641,912	$3,261,344	$3,224,915	$68,811	$6,555,070
Commercial real estate	845,023	1,323,350	60,626	2,228,999	896,820	1,295,290	99,193	2,291,303
Residential mortgage	1,747,038	251,394	46,608	2,045,040	1,646,554	298,206	29,767	1,974,527
Consumer	175,412	217,384	2,709	395,505	245,711	199,617	3,515	448,843
Total	$6,926,021	$5,251,025	$134,410	$12,311,456	$6,050,429	$5,018,028	$201,286	$11,269,743
Accruing loans past due (90 days)[1]				$3,925				$2,496
Foregone interest on nonaccrual loans				$8,587				$11,726

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At December 31, 2012, $5.4 billion or 44% of the total loan portfolio is to businesses and individuals in Oklahoma and $3.9 billion or 32% of our total loan portfolio is to businesses and individuals in Texas. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. At December 31, 2011, $5.1 billion or 45% of the loan portfolio was to businesses and individuals in Oklahoma and $3.5 billion or 31% of the loan portfolio was to businesses and individuals in Texas.

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

At December 31, 2012, commercial loans to businesses in Oklahoma totaled $3.1 billion or 40% of the commercial loan portfolio segment and loans to businesses in Texas totaled $2.7 billion or 36% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.5 billion or 20% of total loans at December 31, 2012, including $2.2 billion of outstanding loans to energy producers. Approximately 55% of committed production loans are secured by properties primarily producing oil and 45% are secured by properties producing natural gas. The services loan class totaled $2.2 billion at December 31, 2012. Approximately $1.2 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include community foundations, gaming, public finance, insurance and heavy equipment dealers.

At December 31, 2011, commercial loans to businesses in Oklahoma totaled $2.8 billion or 43% of the commercial loan portfolio and commercial loans to businesses in Texas totaled $2.2 billion or 34% of our commercial loan portfolio. The energy loan class totaled $2.0 billion and the services loan class totaled $1.8 billion. Approximately $993 million of loans in the services category consisted of loans with individual balances of less than $10 million.

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

At December 31, 2012, 35% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 26% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma. At December 31, 2011, 36% of commercial real estate loans were secured by properties in Texas and 26% of commercial real estate loans were secured by properties in Oklahoma.

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

At December 31, 2012 and 2011, residential mortgage loans included $160 million and $185 million, respectively, of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $761 million at December 31, 2012 and $632 million at December 31, 2011. At December 31, 2012, 68% of the home equity loan portfolio was comprised of first lien loans and 32% of the home equity portfolio was comprised of junior lien loans. Junior lien loans were distributed 78% to amortizing term loans and 22% to revolving lines of credit. At December 31, 2011, 66% of the home equity portfolio was comprised of first lien loans and 34% of the home equity loan portfolio was comprised on junior lien loans. Junior lien loans were distributed 78% to amortizing term loans and 22% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2012, outstanding commitments totaled $6.6 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2012, outstanding standby letters of credit totaled $466 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2012, outstanding commercial letters of credit totaled $7 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, concentration in loans with large balances and other relevant factors.

The activity in the allowance for loan losses and the accrual for off-balance sheet credit risk related to loan commitments and standby letters of credit for the year ended December 31, 2012 is summarized as follows (in thousands):

	Commercial		Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$83,443		$67,034	$46,476	$10,178	$46,350	$253,481
Provision for loan losses	(14,950)		(6,214)	3,346	5,327	(2,163)	(14,654)
Loans charged off	(9,341)		(11,642)	(10,047)	(11,108)	—	(42,138)
Recoveries	6,128	[1]	5,706	1,928	5,056	—	18,818
Ending balance	$65,280		$54,884	$41,703	$9,453	$44,187	$215,507

Accrual for off-balance sheet credit risk:
Beginning balance	$7,906		$1,250	$91	$14	$—	$9,261
Provision for off-balance sheet credit risk	(7,431)		103	(13)	(5)	—	(7,346)
Ending balance	$475		$1,353	$78	$9	$—	$1,915

Total provision for credit losses	$(22,381)		$(6,111)	$3,333	$5,322	$(2,163)	$(22,000)

[1]	Includes $7.1 million of negative recovery related to a refund of a settlement between BOK Financial and the City of Tulsa invalidated by the Oklahoma Supreme Court.

The activity in the allowance for loan losses and the accrual for off-balance sheet credit risk related to loan commitments and standby letters of credit for the year ended December 31, 2011 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$104,631	$98,709	$50,281	$12,614	$26,736	$292,971
Provision for loan losses	(13,830)	(18,482)	7,968	3,690	19,614	(1,040)
Loans charged off	(14,836)	(15,973)	(14,107)	(11,884)	—	(56,800)
Recoveries	7,478	2,780	2,334	5,758	—	18,350
Ending balance	$83,443	$67,034	$46,476	$10,178	$46,350	$253,481

Accrual for off-balance sheet credit risk:
Beginning balance	$13,456	$443	$131	$241	$—	$14,271
Provision for off-balance sheet credit risk	(5,550)	807	(40)	(227)	—	(5,010)
Ending balance	$7,906	$1,250	$91	$14	$—	$9,261

Total provision for credit losses	$(19,380)	$(17,675)	$7,928	$3,463	$19,614	$(6,050)

The activity in the allowance for loan losses and the accrual for off-balance sheet credit risk related to loan commitments and standby letters of credit for the year ended December 31, 2010 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$121,320	$104,208	$27,863	$20,452	$18,252	$292,095
Provision for loan losses	1,688	51,284	41,573	2,227	8,484	105,256
Loans charged off	(27,640)	(59,962)	(20,056)	(16,330)	—	(123,988)
Recoveries	9,263	3,179	901	6,265	—	19,608
Ending balance	$104,631	$98,709	$50,281	$12,614	$26,736	$292,971

Accrual for off-balance sheet credit risk:
Beginning balance	$12,344	$1,404	$222	$418	$—	$14,388
Provision for off-balance sheet credit risk	1,112	(961)	(91)	(177)	—	(117)
Ending balance	$13,456	$443	$131	$241	$—	$14,271

Total provision for credit losses	$2,800	$50,323	$41,482	$2,050	$8,484	$105,139

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2012 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,617,445	$65,050	$24,467	$230	$7,641,912	$65,280
Commercial real estate	2,168,373	51,775	60,626	3,109	2,228,999	54,884
Residential mortgage	1,998,432	40,934	46,608	769	2,045,040	41,703
Consumer	392,796	9,328	2,709	125	395,505	9,453
Total	12,177,046	167,087	134,410	4,233	12,311,456	171,320

Nonspecific allowance	—	—	—	—	—	44,187

Total	$12,177,046	$167,087	$134,410	$4,233	$12,311,456	$215,507

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at December 31, 2012 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,624,442	$64,181	$17,470	$1,099	$7,641,912	$65,280
Commercial real estate	2,228,999	54,884	—	—	2,228,999	54,884
Residential mortgage	265,503	5,270	1,779,537	36,433	2,045,040	41,703
Consumer	231,376	2,987	164,129	6,466	395,505	9,453
Total	10,350,320	127,322	1,961,136	43,998	12,311,456	171,320

Nonspecific allowance	—	—	—	—	—	44,187

Total	$10,350,320	$127,322	$1,961,136	$43,998	$12,311,456	$215,507

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

The risk grading process identified certain criticized loans as potential problem loans. These loans have a well-defined weakness (e.g. inadequate debt service coverage or liquidity or marginal capitalization; repayment may depend on collateral or other risk mitigation) that may jeopardize liquidation of the debt and represent a greater risk due to deterioration in the financial condition of the borrower. This is consistent with the regulatory guideline for “substandard.” Because the borrowers are still performing in accordance with the original terms of the loan agreements, these loans were not placed in nonaccruing status. Known information does, however, cause concern as to the borrowers’ continued compliance with current repayment terms. Nonaccruing loans represent loans for which full collection of principal and interest in accordance with the original terms of the loan agreements is uncertain. This is substantially the same criteria used to determine whether a loan is impaired and includes certain loans considered “substandard” and all loans considered “doubtful” by regulatory guidelines.

The following table summarizes the Company’s loan portfolio at December 31, 2012 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccruing	Performing	Nonaccruing	Total
Commercial:
Energy	$2,448,954	$9,245	$2,460	$—	$—	$2,460,659
Services	2,119,734	32,362	12,090	—	—	2,164,186
Wholesale/retail	1,093,413	9,949	3,077	—	—	1,106,439
Manufacturing	337,132	9,345	2,007	—	—	348,484
Healthcare	1,077,773	467	3,166	—	—	1,081,406
Integrated food services	190,422	—	684	—	—	191,106
Other commercial and industrial	266,329	4,914	919	17,406	64	289,632
Total commercial	7,533,757	66,282	24,403	17,406	64	7,641,912

Commercial real estate:
Construction and land development	204,010	22,952	26,131	—	—	253,093
Retail	508,342	6,327	8,117	—	—	522,786
Office	405,763	15,280	6,829	—	—	427,872
Multifamily	393,566	6,624	2,706	—	—	402,896
Industrial	241,761	265	3,968	—	—	245,994
Other commercial real estate	351,663	11,820	12,875	—	—	376,358
Total commercial real estate	2,105,105	63,268	60,626	—	—	2,228,999

Residential mortgage:
Permanent mortgage	242,823	10,271	12,409	831,008	27,454	1,123,965
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	159,955	489	160,444
Home equity	—	—	—	754,375	6,256	760,631
Total residential mortgage	242,823	10,271	12,409	1,745,338	34,199	2,045,040

Consumer:
Indirect automobile	—	—	—	33,157	1,578	34,735
Other consumer	229,570	1,091	715	128,978	416	360,770
Total consumer	229,570	1,091	715	162,135	1,994	395,505

Total	$10,111,255	$140,912	$98,153	$1,924,879	$36,257	$12,311,456

The following table summarizes the Company’s loan portfolio at December 31, 2011 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccruing	Performing	Nonaccruing	Total
Commercial:
Energy	$2,003,288	$1,417	$336	$—	$—	$2,005,041
Services	1,713,232	31,338	16,968	—	—	1,761,538
Wholesale/retail	912,090	34,156	21,180	—	—	967,426
Manufacturing	311,292	2,390	23,051	—	—	336,733
Healthcare	969,260	3,414	5,486	—	—	978,160
Integrated food services	203,555	756	—	—	—	204,311
Other commercial and industrial	281,645	10	1,738	18,416	52	301,861
Total commercial	6,394,362	73,481	68,759	18,416	52	6,555,070

Commercial real estate:
Construction and land development	252,936	27,244	61,874	—	—	342,054
Retail	499,295	3,244	6,863	—	—	509,402
Office	381,918	12,548	11,457	—	—	405,923
Multifamily	357,436	8,079	3,513	—	—	369,028
Industrial	277,906	280	—	—	—	278,186
Other commercial real estate	355,381	15,843	15,486	—	—	386,710
Total commercial real estate	2,124,872	67,238	99,193	—	—	2,291,303

Residential mortgage:
Permanent mortgage	294,478	15,879	7,441	821,410	17,925	1,157,133
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	184,973	—	184,973
Home equity	—	—	—	628,020	4,401	632,421
Total residential mortgage	294,478	15,879	7,441	1,634,403	22,326	1,974,527

Consumer:
Indirect automobile	—	—	—	102,955	2,194	105,149
Other consumer	212,150	3,949	1,096	126,274	225	343,694
Total consumer	212,150	3,949	1,096	229,229	2,419	448,843

Total	$9,025,862	$160,547	$176,489	$1,882,048	$24,797	$11,269,743

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a troubled debt restructuring and all loans repurchased from GNMA pool.

A summary of impaired loans follows (in thousands):

	As of December 31, 2012					For the Year Ended
		Recorded Investment				December 31, 2012
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$2,460	$2,460	$2,460	$—	$—	$1,398	$—
Services	15,715	12,090	11,940	150	149	14,529	—
Wholesale/retail	9,186	3,077	3,016	61	15	12,129	—
Manufacturing	2,447	2,007	2,007	—	—	12,529	—
Healthcare	4,256	3,166	2,050	1,116	66	4,326	—
Integrated food services	684	684	684	—	—	342	—
Other commercial and industrial	8,482	983	983	—	—	1,387	—
Total commercial	43,230	24,467	23,140	1,327	230	46,640	—

Commercial real estate:
Construction and land development	44,721	26,131	25,575	556	155	44,003	—
Retail	9,797	8,117	8,117	—	—	7,490	—
Office	8,949	6,829	6,604	225	21	9,143	—
Multifamily	3,189	2,706	2,706	—	—	3,110	—
Industrial	3,968	3,968	—	3,968	2,290	1,984	—
Other real estate loans	15,377	12,875	10,049	2,826	643	14,181	—
Total commercial real estate	86,001	60,626	53,051	7,575	3,109	79,911	—

Residential mortgage:
Permanent mortgage	51,153	39,863	37,564	2,299	769	32,614	1,590
Permanent mortgage guaranteed by U.S. government agencies[1]	170,740	160,444	160,444	—	—	173,729	6,718
Home equity	6,256	6,256	6,256	—	—	5,329	—
Total residential mortgage	228,149	206,563	204,264	2,299	769	211,672	8,308

Consumer:
Indirect automobile	1,578	1,578	1,578	—	—	1,886	—
Other consumer	1,300	1,131	1,006	125	125	1,226	—
Total consumer	2,878	2,709	2,584	125	125	3,112	—

Total	$360,258	$294,365	$283,039	$11,326	$4,233	$341,335	$8,308

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2012, $489 thousand of these loans are nonaccruing and $160 million are accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, have been recovered.

	As of December 31, 2011					For the Year Ended
		Recorded Investment				December 31, 2011
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$336	$336	$336	$—	$—	$401	$—
Services	26,916	16,968	16,200	768	360	18,115	—
Wholesale/retail	24,432	21,180	19,702	1,478	1,102	14,833	—
Manufacturing	26,186	23,051	23,051	—	—	12,584	—
Healthcare	6,825	5,486	5,412	74	74	4,510	—
Integrated food services	—	—	—	—	—	7	—
Other commercial and industrial	9,289	1,790	1,790	—	—	3,185	—
Total commercial	93,984	68,811	66,491	2,320	1,536	53,635	—

Commercial real estate:
Construction and land development	98,053	61,874	56,740	5,134	1,777	80,727	—
Retail	8,645	6,863	4,373	2,490	1,062	5,921	—
Office	14,588	11,457	9,567	1,890	291	15,556	—
Multifamily	3,512	3,513	3,513	—	—	5,119	—
Industrial	—	—	—	—	—	2,044	—
Other real estate loans	16,702	15,486	7,887	7,599	812	15,415	—
Total commercial real estate	141,500	99,193	82,080	17,113	3,942	124,782	—

Residential mortgage:
Permanent mortgage	35,176	25,366	22,905	2,461	298	28,739	527
Permanent mortgage guaranteed by U.S. government agencies[1]	189,567	184,973	184,973	—	—	116,462	6,127
Home equity	4,401	4,401	4,401	—	—	4,858	—
Total residential mortgage	229,144	214,740	212,279	2,461	298	150,059	6,654

Consumer:
Indirect automobile	2,194	2,194	2,194	—	—	2,360	—
Other consumer	1,952	1,321	1,321	—	—	1,681	—
Total consumer	4,146	3,515	3,515	—	—	4,041	—

Total	$468,774	$386,259	$364,365	$21,894	$5,776	$332,517	$6,654

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2011, all of these loans are accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of December 31, 2012 were as follows (in thousands):

	As of
	December 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged-Off During the Year Ended Dec. 31, 2012
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—
Services	2,492	2,099	393	45	—
Wholesale/retail	2,290	1,362	928	15	107
Manufacturing	—	—	—	—	—
Healthcare	64	64	—	—	—
Integrated food services	—	—	—	—	—
Other commercial and industrial	675	—	675	—	—
Total commercial	5,521	3,525	1,996	60	107

Commercial real estate:
Construction and land development	14,898	9,989	4,909	76	1,143
Retail	6,785	5,735	1,050	—	150
Office	3,899	1,920	1,979	—	269
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	5,017	3,399	1,618	—	2,182
Total commercial real estate	30,599	21,043	9,556	76	3,744

Residential mortgage:
Permanent mortgage	20,490	12,214	8,276	54	1,476
Home equity	—	—	—	—	—
Total residential mortgage	20,490	12,214	8,276	54	1,476

Consumer:
Indirect automobile	—	—	—	—	—
Other consumer	2,860	2,589	271	83	198
Total consumer	2,860	2,589	271	83	198

Total nonaccruing TDRs	$59,470	$39,371	$20,099	$273	$5,525

	As of
	December 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged-Off During the Year Ended Dec. 31, 2012
Accruing TDRs:

Residential mortgage:
Permanent mortgage	—	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	38,515	8,755	29,760	—	—
Total residential mortgage	38,515	8,755	29,760	—	—

Total accruing TDRs	38,515	8,755	29,760	—	—

Total TDRs	$97,985	$48,126	$49,859	$273	$5,525

A summary of troubled debt restructurings by accruing status as of December 31, 2011 were as follows (in thousands):

	As of
	December 31, 2011
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged-Off During the Year Ended Dec. 31, 2011
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—
Services	3,529	1,907	1,622	—	301
Wholesale/retail	1,739	1,531	208	24	—
Manufacturing	—	—	—	—	—
Healthcare	—	—	—	—	—
Integrated food services	—	—	—	—	—
Other commercial and industrial	960	—	960	—	—
Total commercial	6,228	3,438	2,790	24	301

Commercial real estate:
Construction and land development	25,890	10,310	15,580	1,577	1,104
Retail	1,070	—	1,070	—	882
Office	2,496	1,158	1,338	215	527
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	8,171	2,096	6,075	662	86
Total commercial real estate	37,627	13,564	24,063	2,454	2,599

Residential mortgage:
Permanent mortgage	6,283	3,967	2,316	282	54
Home equity	—	—	—	—	—
Total residential mortgage	6,283	3,967	2,316	282	54

Consumer:
Indirect automobile	—	—	—	—	—
Other consumer	168	168	—	—	—
Total consumer	168	168	—	—	—

Total nonaccuring TDRs	$50,306	$21,137	$29,169	$2,760	$2,954

	As of
	December 31, 2011
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged-Off During the Year Ended Dec. 31, 2011

Accruing TDRs:

Residential mortgage:
Permanent mortgage	3,917	2,445	1,472	—	233
Permanent mortgages guaranteed by U.S. government agencies	28,974	10,853	18,121	—	—
Total residential mortgage	32,891	13,298	19,593	—	233

Total accruing TDRs	32,891	13,298	19,593	—	233

Total TDRs	$83,197	$34,435	$48,762	$2,760	$3,187

Troubled debt restructurings generally consist of interest rates concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following table details the recorded balance of loans at December 31, 2012 by class that were restructured during the year ended December 31, 2012 by primary type of concession (in thousands):

	Year Ended Dec. 31, 2012
	Accruing	Nonaccrual				Total
	Combination & Other	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	875	—	—	875	875
Wholesale/retail	—	885	—	—	885	885
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	64	64	64
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	1,760	—	64	1,824	1,824

Commercial real estate:
Construction and land development	—	1,219	8,359	—	9,578	9,578
Retail	—	2,379	—	—	2,379	2,379
Office	—	1,350	570	—	1,920	1,920
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	1,573	—	1,573	1,573
Total commercial real estate	—	4,948	10,502	—	15,450	15,450

Residential mortgage:
Permanent mortgage	—	1,214	—	2,518	3,732	3,732
Permanent mortgage guaranteed by U.S. government agencies	17,398	—	—	—	—	17,398
Home equity	—	—	—	—	—	—
Total residential mortgage	17,398	1,214	—	2,518	3,732	21,130

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	—	223	—	2,508	2,731	2,731
Total consumer	—	223	—	2,508	2,731	2,731

Total	$17,398	$8,145	$10,502	$5,090	$23,737	$41,135

The following table details the recorded balance of loans by class that were restructured during the year ended December 31, 2011 by primary type of concession (in thousands):

	Year Ended Dec. 31, 2011
	Accruing	Nonaccrual				Total
	Combination & Other	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	868	868	868
Wholesale/retail	—	—	—	504	504	504
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	—	—	1,372	1,372	1,372

Commercial real estate:
Construction and land development	—	—	—	6,123	6,123	6,123
Retail	—	—	—	—	—	—
Office	—	—	—	25	25	25
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	101	2,348	2,449	2,449
Total commercial real estate	—	—	101	8,496	8,597	8,597

Residential mortgage:
Permanent mortgage	534	—	—	4,025	4,025	4,559
Permanent mortgage guaranteed by U.S. government agencies	15,490	—	—	146	146	15,636
Home equity	—	—	—	—	—	—
Total residential mortgage	16,024	—	—	4,171	4,171	20,195

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	—	—	—	168	168	168
Total consumer	—	—	—	168	168	168

Total	$16,024	$—	$101	$14,207	$14,308	$30,332

The following table summarizes, by loan class, the recorded investment at December 31, 2012 and 2011, respectively of loans modified as TDRs within the previous 12 months and for which there was a payment default during the years ended December 31, 2012 and 2011, respectively (in thousands):

	Year Ended Dec. 31, 2012			Year Ended Dec. 31, 2011
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	875	875	—	—	—
Wholesale/retail	—	885	885	—	473	473
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	1,760	1,760	—	473	473

Commercial real estate:
Construction and land development	—	2,000	2,000	—	3,575	3,575
Retail	—	2,379	2,379	—	—	—
Office	—	1,350	1,350	—	25	25
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	668	668
Total commercial real estate	—	5,729	5,729	—	4,268	4,268

Residential mortgage:
Permanent mortgage	—	2,692	2,692	457	146	603
Permanent mortgage guaranteed by U.S. government agencies	17,251	—	17,251	11,877	381	12,258
Home equity	—	—	—	—	—	—
Total residential mortgage	17,251	2,692	19,943	12,334	527	12,861

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	—	462	462	—	19	19
Total consumer	—	462	462	—	19	19

Total	$17,251	$10,643	$27,894	$12,334	$5,287	$17,621

A payment default is defined as being 30 days or more past due subsequent to the loan modification. Loans that experienced a payment default during the years ended December 31, 2012 and 2011 above includes loans that were 30 days or more past due at any time during the period, but that are performing in accordance with the modified terms as of the balance sheet date.

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2012 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,454,928	$3,071	$200	$2,460	$2,460,659
Services	2,150,386	1,710	—	12,090	2,164,186
Wholesale/retail	1,103,307	5	50	3,077	1,106,439
Manufacturing	346,442	35	—	2,007	348,484
Healthcare	1,077,022	1,040	178	3,166	1,081,406
Integrated food services	190,416	6	—	684	191,106
Other commercial and industrial	288,522	127	—	983	289,632
Total commercial	7,611,023	5,994	428	24,467	7,641,912

Commercial real estate:
Construction and land development	226,962	—	—	26,131	253,093
Retail	514,252	349	68	8,117	522,786
Office	417,866	3,177	—	6,829	427,872
Multifamily	400,151	39	—	2,706	402,896
Industrial	242,026	—	—	3,968	245,994
Other real estate loans	358,030	2,092	3,361	12,875	376,358
Total commercial real estate	2,159,287	5,657	3,429	60,626	2,228,999

Residential mortgage:
Permanent mortgage	1,075,687	8,366	49	39,863	1,123,965
Permanent mortgages guaranteed by U.S. government agencies	26,560	13,046	120,349	489	160,444
Home equity	752,100	2,275	—	6,256	760,631
Total residential mortgage	1,854,347	23,687	120,398	46,608	2,045,040

Consumer:
Indirect automobile	31,869	1,273	15	1,578	34,735
Other consumer	358,308	1,327	4	1,131	360,770
Total consumer	390,177	2,600	19	2,709	395,505

Total	$12,014,834	$37,938	$124,274	$134,410	$12,311,456

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2011 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,003,192	$1,065	$448	$336	$2,005,041
Services	1,729,775	13,608	1,187	16,968	1,761,538
Wholesale/retail	945,776	470	—	21,180	967,426
Manufacturing	313,028	654	—	23,051	336,733
Healthcare	971,265	1,362	47	5,486	978,160
Integrated food services	204,306	—	5	—	204,311
Other commercial and industrial	298,105	1,966	—	1,790	301,861
Total commercial	6,465,447	19,125	1,687	68,811	6,555,070

Commercial real estate:
Construction and land development	278,901	1,279	—	61,874	342,054
Retail	502,167	372	—	6,863	509,402
Office	394,227	239	—	11,457	405,923
Multifamily	365,477	38	—	3,513	369,028
Industrial	278,186	—	—	—	278,186
Other real estate loans	367,643	3,444	137	15,486	386,710
Total commercial real estate	2,186,601	5,372	137	99,193	2,291,303

Residential mortgage:
Permanent mortgage	1,113,907	17,259	601	25,366	1,157,133
Permanent mortgages guaranteed by U.S. government agencies	21,568	11,868	151,537	—	184,973
Home equity	624,942	3,036	42	4,401	632,421
Total residential mortgage	1,760,417	32,163	152,180	29,767	1,974,527

Consumer:
Indirect automobile	98,345	4,581	29	2,194	105,149
Other consumer	340,087	2,286	—	1,321	343,694
Total consumer	438,432	6,867	29	3,515	448,843

Total	$10,850,897	$63,527	$154,033	$201,286	$11,269,743

(5) Premises and Equipment

Premises and equipment at December 31 are summarized as follows (in thousands):

	December 31,
	2012	2011
Land	$73,616	$73,638
Buildings and improvements	244,524	232,440
Software	89,183	82,801
Furniture and equipment	158,020	141,743
Subtotal	565,343	530,622
Less accumulated depreciation	299,423	267,887
Total	$265,920	$262,735

Depreciation expense of premises and equipment was $33 million, $32 million and $33 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(6) Goodwill and Intangible Assets

On August 15, 2012, the Company acquired a majority voting interest in a Delaware limited liability corporation and its wholly-owned subsidiary, a Tulsa-based aircraft parts supplier and repair facility.

On August 19, 2012, the Company acquired The Milestone Group, Inc. ("Milestone"), a Denver-based Registered Investment Adviser that provides wealth management services to high net worth customers in Colorado and Nebraska. Milestone manages approximately $1.4 billion in equity and fixed income securities for customers at December 31, 2012.

The purchase price for these acquisitions totaled $37 million, including $24 million paid in cash and $13 million of contingent consideration. The purchase price allocation included $21 million of identifiable intangible assets and $26 million of goodwill. Certain issues with regards to deferred income taxes have not yet been finalized, and the outcome may result in an adjustment to goodwill. The pro-forma impact of these transactions was not material to the Company's consolidated financial statements.

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	December 31,
	2012	2011
Core deposit premiums	$109,417	$109,417
Less accumulated amortization	107,848	107,023
Net core deposit premiums	1,569	2,394

Other identifiable intangible assets	38,191	17,291
Less accumulated amortization	11,568	9,466
Net other identifiable intangible assets	26,623	7,825

Total intangible assets, net	$28,192	$10,219

The net amortized cost of identifiable intangible assets assigned to the Company’s geographic markets as follows (in thousands):

	December 31,
	2012	2011
Core deposit premiums:
Texas	$1,192	$1,817
Colorado	377	548
Arizona	—	29
Total core deposit premiums	$1,569	$2,394

Other identifiable intangible assets:
Oklahoma	9,857	5,548
Colorado	15,976	1,487
Kansas/Missouri	790	790
Total other identifiable intangible assets	26,623	7,825

Total intangible assets, net	$28,192	$10,219

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2013	$475	$3,306	$3,781
2014	432	2,300	2,732
2015	393	2,176	2,569
2016	247	2,064	2,311
2017	22	1,731	1,753
Thereafter	—	15,046	15,046
	$1,569	$26,623	$28,192

Goodwill assigned to the Company’s geographic markets as follows (in thousands):

	December 31,
	2012	2011
Goodwill:
Oklahoma	$12,607	$8,173
Texas	240,122	240,122
New Mexico	15,273	15,273
Colorado	77,555	55,611
Arizona	16,422	16,422
Total goodwill	$361,979	$335,601

The changes in the carrying value of goodwill by operating segment for year ended December 31, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Total
Balance, December 31, 2011
Goodwill	$266,728	$39,251	$29,850	$335,829
Accumulated impairment losses	—	(228)	—	(228)
	266,728	39,023	29,850	335,601

Goodwill acquired during 2012	4,434	—	21,944	26,378

Balance, December 31, 2012
Goodwill	271,162	39,251	51,794	362,207
Accumulated Impairment	—	(228)	—	(228)
	$271,162	$39,023	$51,794	$361,979

There were no changes in the carrying value of goodwill during the year ended December 31, 2011.

The annual goodwill evaluations for 2012 and 2011 did not indicate impairment for any reporting unit. Economic conditions did not indicate that impairment existed for any identifiable intangible assets and therefore no impairment evaluation was performed.
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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loans commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2012		December 31, 2011
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$269,718	$281,935	$177,319	$184,816
Residential mortgage loan commitments	356,634	12,733	189,770	6,597
Forward sales contracts	598,442	(906)	349,447	(3,288)
		$293,762		$188,125

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2012 or December 31, 2011. No credit losses were recognized on residential mortgage loans held for sale for years ended December 31, 2012, 2011 and 2010.

Mortgage banking revenue was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Originating and marketing revenue:
Residential mortgages loan held for sale	$120,599	$57,418	$45,243
Residential mortgage loan commitments	6,136	4,345	1,755
Forward sales contracts	2,382	(9,781)	2,440
Total originating and marketing revenue	129,117	51,982	49,438
Servicing revenue	40,185	39,661	38,162
Total mortgage banking revenue	$169,302	$91,643	$87,600

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Number of residential mortgage loans serviced for others	98,246	95,841	96,443
Outstanding principal balance of residential mortgage loans serviced for others	$11,981,624	$11,300,986	$11,194,582
Weighted average interest rate	4.71%	5.19%	5.44%
Remaining term (in months)	289	290	292

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2012 is as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2009	$7,828	$65,996	$73,824
Additions, net	31,321	27,603	58,924
Gain on purchase of mortgage servicing rights	11,832	—	11,832
Change in fair value due to loan runoff	(6,791)	(13,895)	(20,686)
Change in fair value due to market changes	(6,290)	(1,881)	(8,171)
Balance, December 31, 2010	$37,900	$77,823	$115,723
Additions, net	—	26,251	26,251
Change in fair value due to loan runoff	(4,699)	(10,045)	(14,744)
Change in fair value due to market changes	(14,298)	(26,149)	(40,447)
Balance, December 31, 2011	$18,903	$67,880	$86,783
Additions, net	—	42,191	42,191
Change in fair value due to loan runoff	(4,164)	(14,788)	(18,952)
Change in fair value due to market changes	(1,763)	(7,447)	(9,210)
Balance, December 31, 2012	$12,976	$87,836	$100,812

During the first quarter of 2010, the Company purchased the rights to service approximately 34 thousand residential mortgage loans with an outstanding balance of $4.2 billion. The loans to be serviced were primarily concentrated in New Mexico and predominately held by Fannie Mae, Ginnie Mae and Freddie Mac. The cash purchase price was $32 million. The acquisition date fair value of the mortgage servicing rights was approximately $43.7 million based upon independent valuation analyses which were further supported by assumptions and models the Company regularly uses to value its existing portfolio of servicing rights. The $11.8 million difference between the purchase price and acquisition date fair value was directly attributable to the seller's distressed financial condition.

Changes in the fair value of mortgage servicing rights are included in Other operating expense in the Consolidated Statements of Earnings. Changes in fair value due to loan runoff are included in Mortgage banking costs. Changes in fair value due to market changes are reported separately. Changes in fair value due to market changes during the period relate to assets held at the reporting date.

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31, 2012	December 31, 2011
Discount rate – risk-free rate plus a market premium	10.29%	10.34%
Prepayment rate – based upon loan interest rate, original term and loan type	8.38% - 43.94%	10.88% - 49.68%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$55 - $105	$55 - $105
Delinquent loans	$135 - $500	$50 - $250
Loans in foreclosure	$875 - $4,250	$500 - $3,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	0.87%	1.21%

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at December 31, 2012 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$33,456	$40,560	$21,472	$5,324	$100,812
Outstanding principal of loans serviced for others	$3,351,636	$3,982,534	$3,030,001	$1,617,453	$11,981,624
Weighted average prepayment rate[1]	8.38%	9.83%	24.07%	43.94%	17.63%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At December 31, 2012, a 50 basis point increase in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $139 thousand. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $2.6 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at December 31, 2012 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$4,668,434	$41,298	$12,981	$39,509	$4,762,222
FNMA	2,622,914	18,803	5,393	18,991	2,666,101
GNMA	3,903,284	130,869	35,408	18,958	4,088,519
Other	447,142	9,288	2,128	6,224	464,782
Total	$11,641,774	$200,258	$55,910	$83,682	$11,981,624

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $227 million at December 31, 2012 and $259 million at December 31, 2011. At December 31, 2012, approximately 5% of the loans sold with recourse with an outstanding principal balance of $12 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5% with an outstanding balance of $12 million were past due 30 to 89 days. A separate accrual for these off-balance sheet commitment is included in Other liabilities in the Consolidated Balance Sheets. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the accrual for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$18,683	$16,667	$13,781
Provision for recourse losses	(1,891)	8,611	7,895
Loans charged off, net	(5,433)	(6,595)	(5,009)
Ending balance	$11,359	$18,683	$16,667

The Company also has off-balance sheet obligation to repurchase or provide indemnification for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements.The Company has established an accrual for credit losses related to potential loan repurchases under representations and warranties that is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated

Statements of Earnings. For 2012, the Company has repurchased 39 loans from the agencies for $4.8 million and recognized $1.3 million of related losses. In addition, the Company has paid indemnification for 2 loans and recognized $86 thousand of related losses during 2012. While the level of repurchases and indemnifications related to standard representations and warranties has remained low, the severity of the losses trended higher during the year. Accordingly, the Company increased its accrual for credit losses related to potential loan repurchases under representations and warranties during the year.

A summary of unresolved deficiency requests or from the agencies and related accrual for credit losses follows (in thousands):

	December 31,
	2012	2011
Number of unresolved deficiency requests	389	247
Aggregate outstanding principal balance subject to unresolved deficiency requests	$44,831	$36,978
Unpaid principal balance subject to indemnification by the Company	1,233	870
Accrual for credit losses related to potential loan repurchases under representations and warranties	5,291	2,216
(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2012	2011	2010
Transaction deposits	$14,300	$23,415	$38,886
Savings	540	719	719
Time:
Certificates of deposits under $100,000	19,150	26,476	31,210
Certificates of deposits $100,000 and over	16,331	21,175	19,235
Other time deposits	16,692	17,105	16,215
Total time	52,173	64,756	66,660
Total	$67,013	$88,890	$106,265

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 were $1.9 billion and $2.1 billion, respectively.

Time deposit maturities are as follows:  2013 – $1.5 billion, 2014 – $305 million, 2015 – $259 million, 2016 – $322 million, 2017 – $173 million and $406 million thereafter. At December 31, 2012 and 2011, the Company had $187 million and $219 million, respectively, in fixed rate, brokered certificates of deposits. The weighted-average interest rate paid on these certificates was 3.17% in 2012 and 3.62% in 2011.

Interest expense on time deposits was reduced by $1.5 million in 2012, $1.6 million in 2011, and $4.0 million in 2010 from the net accrued settlement of interest rate swaps.

The aggregate amount of overdrawn transaction deposits that have been reclassified as loan balances was $9.2 million at December 31, 2012 and $7.5 million at December 31, 2011.

(9) Other Borrowings

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended
	December 31, 2012		December 31, 2012
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$—	—%	$—	—%	$—
Other	10,500	1.50	394	1.11	10,500
Total Parent Company and Other Non-Bank Subsidiaries	10,500		394	1.11
Subsidiary Bank:
Funds purchased	1,167,416	0.05	1,512,711	0.14	1,810,793
Repurchase agreements	887,030	0.07	1,072,650	0.09	1,272,151
Federal Home Loan Bank advances	604,897	0.23	104,925	0.31	604,897
Subordinated debentures	347,633	2.40	363,699	3.79	398,897
GNMA repurchase liability	20,046	5.44	33,768	5.41	47,840
Other	16,332	5.10	16,577	2.91	16,761
Total subsidiary bank	3,043,354		3,104,330	0.65
Total other borrowings	$3,053,854		$3,104,724	0.65%

	As of		Year Ended
	December 31, 2011		December 31, 2011
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$—	—%	$7,093	—%	$8,763
Other	—	—	—	—	—
Total Parent Company and Other Non-Bank Subsidiaries	—		7,093	—
Subsidiary Bank:
Funds purchased	1,063,318	0.03	1,046,114	0.07	1,706,893
Repurchase agreements	1,233,064	0.09	1,096,615	0.12	1,393,237
Federal Home Loan Bank advances	4,837	0.27	45,110	0.38	201,674
Subordinated debentures	398,881	5.47	398,790	5.74	398,881
GNMA repurchase liability	53,082	6.18	56,142	5.79	118,595
Other	16,566	5.10	28,777	3.23	45,366
Total subsidiary bank	2,769,748		2,671,548	1.06
Total other borrowings	$2,769,748		$2,678,641	1.07%

	As of		Year Ended
	December 31, 2010		December 31, 2010
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$7,217	6.55%	$7,217	6.42%	$7,217
Other	—	—	—	—	—
Total Parent Company and Other Non-Bank Subsidiaries	7,217		7,217	6.42
Subsidiary Banks:
Funds purchased	1,025,018	0.11	1,185,742	0.11	1,465,983
Repurchase agreements	1,258,762	0.78	1,130,082	0.59	1,258,762
Federal Home Loan Bank advances	801,797	0.13	1,446,482	0.14	2,277,977
Federal Reserve advances	—	—	60,961	—	400,000
Subordinated debentures	398,701	5.47	398,619	5.78	398,701
GNMA repurchase liability	—	—	—	—	—
Other	24,564	1.75	22,364	0.46	25,326
Total subsidiary banks	3,508,842		4,244,250	0.95
Total other borrowings	$3,516,059		$4,251,467	0.98%

Aggregate annual principal repayments at December 31, 2012 are as follows (in thousands):

		Parent Company	Subsidiary Bank
2013	$	$10,500	$2,679,914
2014		—	525
2015		—	121,829
2016		—	525
2017		—	525
Thereafter		—	240,036
Total	$	$10,500	$3,043,354

Funds purchased are unsecured and generally mature within one to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities. There was no outstanding accrued interest payable related to repurchase agreements at December 31, 2012 or December 31, 2011.

Additional information relating to securities sold under agreements to repurchase and related liabilities at December 31, 2012 and 2011 is as follows (dollars in thousands):

	December 31, 2012
	Amortized	Market	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. Agency Securities:
Overnight[1]	$1,213,593	$1,242,314	$877,382	0.07%
Long-term	—	—	—	—%
Total Agency Securities	$1,213,593	$1,242,314	$877,382	0.07%

	December 31, 2011
	Amortized	Market	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. Agency Securities:
Overnight[1]	$1,583,958	$1,628,547	$1,231,426	0.09%
Long-term	—	—	—	—%
Total Agency Securities	$1,583,958	$1,628,547	$1,231,426	0.09%

[1]
BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $411 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2012 pursuant to the Federal Home Loan Bank’s collateral policies is $685 million.

On June 9, 2011, the Company terminated its unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. There were no amounts outstanding under this credit agreement and no penalties or costs were paid by the Company for termination of the agreement. The credit agreement was replaced with a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.50%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 7, 2013. The Credit Facility contains customary representations and warranties, as well as affirmative and negative covenants, including limits on the Company’s ability to borrow additional funds, make investments or sell assets. These covenants also require BOKF to maintain minimum capital levels. At December 31, 2012, no amounts were outstanding under the Credit Facility and the Company met all of the covenants.

BOSC, Inc. has a borrowing agreement with Bank of New York Mellon ("BNY") to provide additional funding for its trading activities. Fundings are at the discretion of BNY with the amount of the advance and interest rate are negotiated at the time of the funding request. Fundings are fully secured by the qualifying securities and payable on demand. At December 31, 2012, $11 million was outstanding under this borrowing agreement with an interest rate of 1.50%.

In 2007, the Bank issued $250 million of subordinated debt due May 15, 2017. Interest on this debt was based upon a fixed rate of 5.75% through May 14, 2012 and is based on a floating rate of three-month LIBOR plus 0.69% thereafter. The proceeds of this debt were used to fund the Worth National Bank and First United Bank acquisitions and to fund continued asset growth. At

December 31, 2012, $227 million of this subordinated debt remained outstanding. At December 31, 2011, $250 million of this subordinated debt was outstanding.

In 2005, the Bank issued $150 million of fixed rate subordinated debt due June 1, 2015. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay the unsecured revolving line of credit and to provide additional capital to support asset growth. During 2006, an interest rate swap was designated as a hedge of changes in fair value of the subordinated debt due to changes in interest rates. The Company received a fixed rate of interest and paid a variable rate based on 1-month LIBOR. This fair value hedging relationship was discontinued and the interest rate swap was terminated in April 2007. At December 31, 2012, $122 million of this subordinated debt remains outstanding. At December 31, 2011, $150 million of this subordinated debt was outstanding.

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
(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Stock-based compensation	$9,100	$10,100
Credit loss allowances	86,100	102,700
Valuation adjustments	45,100	42,300
Deferred book income	7,200	9,200
Deferred compensation	45,100	29,500
Book expense in excess of pension contribution	400	1,900
Other	30,900	38,500
Total deferred tax assets	223,900	234,200

Deferred tax liabilities:
Available for sale securities mark to market	99,000	86,400
Depreciation	19,600	29,400
Mortgage servicing rights	59,500	48,900
Lease financing	21,100	13,200
Other	21,700	18,400
Total deferred tax liabilities	220,900	196,300
Deferred tax assets in excess of deferred tax liabilities	$3,000	$37,900

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current tax expense:
Federal	$159,706	$137,802	$132,165
State	19,103	16,085	17,618
Total current tax expense	178,809	153,887	149,783

Deferred tax expense (benefit):
Federal	8,664	3,882	(24,714)
State	1,267	742	(1,712)
Total deferred tax expense (benefit)	9,931	4,624	(26,426)
Total income tax expense	$188,740	$158,511	$123,357

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amount:
Federal statutory tax	$190,003	$156,917	$130,078
Tax exempt revenue	(5,558)	(5,357)	(5,404)
Effect of state income taxes, net of federal benefit	13,684	11,198	9,740
Utilization of tax credits	(5,126)	(2,972)	(6,317)
Bank-owned life insurance	(3,850)	(3,879)	(4,133)
Reduction of tax accrual	(950)	(1,764)	(2,245)
Other, net	537	4,368	1,638
Total	$188,740	$158,511	$123,357

Due to the favorable resolution of certain tax issues for the periods ended December 31, 2008 and 2007, BOK Financial reduced its tax accrual by $1.0 million and $1.8 million in 2012 and 2011, respectively, which was credited against current income tax expense.

	Year Ended December 31,
	2012	2011	2010
Percent of pretax income:
Federal statutory tax	35%	35%	35%
Tax exempt revenue	(1)	(1)	(1)
Effect of state income taxes, net of federal benefit	3	2	3
Utilization of tax credits	(1)	(1)	(2)
Bank-owned life insurance	(1)	(1)	(1)
Reduction of tax accrual	—	—	(1)
Other, net	—	1	—
Total	35%	35%	33%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance as of January 1	$12,230	$11,900	$12,300
Additions for tax for current year positions	3,976	6,390	3,700
Settlements during the period	(1,000)	(2,510)	—
Lapses of applicable statute of limitations	(2,931)	(3,550)	(4,100)
Balance as of December 31	$12,275	$12,230	$11,900

Any of the above unrecognized tax benefits, if recognized, would affect the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $1.2 million for 2012, $1.9 million for 2011 and $1.3 million for 2010 in interest and penalties. The Company had approximately $2.9 million and $3.4 million for the payment of interest and penalties accrued as of December 31, 2012 and 2011, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

The Internal Revenue Service completed an audit of the Company's federal income tax return for the year ended December 31, 2008 during the first quarter 2012 with no adjustments. The Internal Revenue Service is currently auditing the Company's 2008 refund claim. The Company does not expect a material impact to the financial statements as a result of the audit.
(11) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. During 2012, interest accrued on employees’ account balances at 5.25%. Effective in the first quarter of 2013, interest will accrue at a variable rate tied to the five-year trailing average of five-year Treasury Securities plus 1.5%. The new rate will have a floor of 2.5% and a ceiling of 5.0%.

The following table presents information regarding this plan (dollars in thousands):

	December 31,
	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$50,213	$48,373
Interest cost	1,925	2,157
Actuarial loss	2,786	2,461
Benefits paid	(2,194)	(2,778)
Plan amendments	$(4,702)	—
Projected benefit obligation at end of year[1,2]	$48,028	$50,213
Change in plan assets:
Plan assets at fair value at beginning of year	$43,859	$44,477
Actual return on plan assets	4,255	2,160
Benefits paid	(2,194)	(2,778)
Plan assets at fair value at end of year	$45,920	$43,859

Funded status of the plan	$(2,108)	$(6,354)
Components of net periodic benefit costs:
Interest cost	$1,925	$2,157
Expected return on plan assets	(2,062)	(1,957)
Amortization of unrecognized net loss	3,461	3,659
Net periodic pension cost	$3,324	$3,859

[1]	Projected benefit obligation equals accumulated benefit obligation.

[2]	Projected benefit obligation is based on January 1 measurement date.

Weighted-average assumptions as of December 31:	2012	2011
Discount rate	3.36%	4.11%
Expected return on plan assets	5.25%	5.25%

As of December 31, 2012, expected future benefit payments related to the Pension Plan were as follows (in thousands):

2013	$3,629
2014	3,298
2015	3,372
2016	3,771
2017	3,488
Thereafter	16,227
$33,785

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Balanced Fund. The stated objective of this fund is to provide an attractive total return through a broadly diversified mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund’s securities. If market quotations are not readily available, the securities’ fair values are determined by the Fund’s pricing committee. The inception-to-date return on the fund, which is used as an indicator when setting the expected return on plan assets, was 6.96%. As of December 31, 2012, the expected return on plan assets for 2012 is 5.25%. The maximum allowed Pension Plan contribution for 2012 was $28 million. No minimum contribution was required for 2012 or 2011. The minimum contribution was made for 2010. We expect approximately $1.3 million of net pension costs currently in accumulated other comprehensive income to be recognized as net periodic pension cost in 2013.

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the plan. The Company-provided matching contribution rates range from 50% for employees with less than four years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of up to $750 is made for employees whose annual base compensation is less than $40,000. Total non-elective contributions were $802 thousand for 2012, $933 thousand for 2011 and $1.0 million for 2010.

Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $16.8 million for 2012, $15.4 million for 2011 and $14.3 million for 2010.

BOK Financial also sponsors a defined benefit post-retirement employee medical plan, which pays 50% of annual medical insurance premiums for retirees who meet certain age and service requirements. Assets of the retiree medical plan consist primarily of shares in a cash management fund. The post-retirement medical plan is limited to current retirees and certain employees who were age 60 or older at the time the plan was frozen in 1993. The net obligation recognized under the plan was $1.1 million at December 31, 2012 and $2.2 million at December 31, 2011. A 1% change in medical expense trends would not significantly affect the net obligation or cost of this plan.

BOK Financial offers numerous incentive compensation plans that are aligned with the Company’s growth strategy. Compensation awarded under these plans may be based on defined formulas, other performance criteria or discretionary. Incentive compensation is designed to motivate and reinforce sales and customer service behavior in all markets. Earnings were charged $153.9 million in 2012, $117.8 million in 2011, and $104.0 million in 2010 for incentive compensation plans.
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

These awards include stock options subject to vesting requirements and non-vested shares. Generally, one-seventh of the options awarded vest annually and expire 3 years after vesting. Additionally, stock options that vest in two years and expire 45 days after vesting have been awarded. Non-vested shares vest 5 years after the grant date. The holders of these non-vested shares may be required to retain the shares for 3 years after vesting.

The Chief Executive Officer and other senior executives participate in an Executive Incentive Plan ("EIP"). The number of options and non-vested shares may increase or decrease based upon the Company’s growth in earnings per share over a three-year period compared to the median growth in earnings per share for a designated peer group of financial institutions and other individual performance factors.

The following table presents stock options outstanding during 2012, 2011 and 2010 under these plans (in thousands, except for per share data):

	Number	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	3,521,763	$44.58	$10,359
Options awarded	345,945	48.30
Options exercised	(486,280)	39.29
Options forfeited	(97,443)	46.89
Options expired	(148,651)	51.35
Options outstanding at December 31, 2010	3,135,334	$45.62	$24,405
Options awarded	185,007	55.94
Options exercised	(576,518)	44.35
Options forfeited	(60,005)	47.93
Options expired	(62,471)	54.13
Options outstanding at December 31, 2011	2,621,347	$47.01	$20,769
Options awarded	67,155	58.76
Options exercised	(708,295)	45.32
Options forfeited	(22,559)	50.36
Options expired	(66,862)	45.97
Options outstanding at December 31, 2012	1,890,786	$48.29	$11,748
Options vested at:
December 31, 2010	805,781	$45.26	$6,556
December 31, 2011	825,682	46.72	6,779
December 31, 2012	601,367	47.99	3,890

The following table summarizes information concerning currently outstanding and vested stock options:

Options Outstanding				Options Vested
		Weighted				Weighted
		Average	Weighted		Weighted	Average
Range of		Remaining	Average		Average	Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise	Contractual
Prices	Outstanding	Life (years)	Price	Vested	Price	Life (years)
$30.87	426	0.01	$30.87	426	$30.87	0.01
37.74	25,338	1.00	37.74	25,338	37.74	1.00
45.15 - 47.34	77,569	1.04	47.32	77,569	47.32	1.04
47.05	160,902	2.00	47.05	90,785	47.05	1.03
54.33	297,887	2.50	54.33	144,360	54.33	1.04
48.46	387,385	3.00	48.46	133,184	48.46	1.05
36.65	371,373	3.50	36.65	77,788	36.65	1.04
48.30	208,365	4.00	48.30	13,468	48.30	1.57
55.94	273,792	5.00	55.94	38,449	55.94	2.07
58.76	87,749	6.00	58.76	—	0.00	0.00

The aggregate intrinsic value of options exercised was $8.3 million for 2012, $5.5 million for 2011 and $6.1 million for 2010.
Compensation expense for stock options is generally recognized based on the fair value of options granted over the options’ vesting period.

The fair value of options was determined as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011	2010
Average risk-free interest rate[1]	0.93%	1.87%	2.36%
Dividend yield	2.20%	1.80%	2.00%
Volatility factors	0.280	0.268	0.261
Weighted average expected life	4.9 years	4.9 years	4.9 years
Weighted average fair value	$11.48	$11.92	$10.17

[1]	Average risk-free interest rate represents U.S. Treasury rates matched to the expected life of the options.

Stock option expense totaled $9.7 million for 2012, $10.0 million for 2011 and $8.3 million for 2010. Compensation cost of stock options granted that may be recognized as compensation expense in future years totaled $3.3 million at December 31, 2012. Subject to adjustments for forfeitures, we expect to recognize compensation expense for current outstanding options of $1.5 million in 2013, $892 thousand in 2014, $498 thousand in 2015, $260 thousand in 2016, $110 thousand in 2017 and $27 thousand thereafter.

The following represents a summary of the non-vested stock awards as of December 31, 2012 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	503,738
Granted	197,058	$55.63
Lapsed	(76,192)	47.32
Forfeited	(31,773)	50.45
Non-vested at December 31, 2012	592,831

Unrecognized compensation cost of non-vested shares totaled $14.0 million at December 31, 2012.  Subject to adjustment for forfeitures, we expect to recognize compensation expense of $4.9 million in 2013, $4.2 million in 2014, $3.0 million in 2015, $1.7 million in 2016 and $158 thousand in 2017.

BOK Financial permits certain executive officers to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock.

Stock-based compensation subject to these deferral plans is recognized as a liability award rather than as an equity award. Compensation expense is based on the fair value of the award recognized over the vesting period. The recorded obligation for liability awards totaled $87 thousand at December 31, 2012 and $1.3 million at December 31, 2011. Compensation cost of liability awards was an expense of $530 thousand in 2012, $760 thousand in 2011 and $1.9 million in 2010.

On April 26, 2011 shareholders approved the BOK Financial Corporation 2011 True-up Plan. The True-Up Plan was intended to address inequality in the EIP which had been approved by shareholders in 2003 as a result of certain peer banks that performed poorly during the most recent economic cycle. Performance goals for the EIP are based on the Company's earnings per share growth compared to peers and business unit performance. As the economy improves and credit losses normalize, peer banks were expected to experience significant comparative earnings per share percentile increases. This "bounce-back" effect would have resulted in the unanticipated result of no annual bonuses in the years 2011, 2012 and 2013 and the forfeiture of long-term incentive awards for 2010 and 2011 in their entirety, despite BOK Financial's strong annual earnings growth through the economic cycle while many peers experienced negative or declining earnings. The True-Up Plan was designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. Compensation expense is determined by ranking BOK Financial's earnings per share to peer banks and then aligning compensation with the peer bank that most closely relates to BOK Financial earnings per share performance. The final amount due under the 2011 True-Up Plan will be determined as of December 31, 2013 and distributed in 2014. Based on the most recent available information, the Company has accrued $40 million for the True-Up Plan liability. In the present economic environment, performance measurement through 2013 may be volatile and could result in future adjustments upward or downward.

During January 2013, BOK Financial awarded the following stock-based compensation:

	Number	Exercise Price	Fair Value / Award
Stock options	81,492	$55.74	$9.67
Non-vested stock	208,770	0.00	55.74

The aggregate compensation cost of these awards totaled approximately $12.4 million. This cost will be recognized over the vesting periods, subject to adjustments for forfeitures. Non-vested shares awarded in January, 2013 cliff vest in 3 years and are subject to a 2 year holding period after vesting. None of the stock-based compensation awards in January 2013 are subject to deferred compensation plans.
(13) Related Parties

In compliance with applicable regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as “related parties”) in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements. The Company’s loans to related parties do not involve more than the normal credit risk and there are no nonaccruing or impaired related party loans outstanding at December 31, 2012 or 2011.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance	$99,340	$168,935
Advances	644,715	300,080
Payments	(684,942)	(285,909)
Adjustments[1]	(9,170)	(83,766)
Ending balance	$49,943	$99,340

[1]	Adjustments generally consist of changes in status as a related party.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

The Company had an unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder which was terminated during 2010 as more fully described in Note 9. The Company also rents office space in facilities owned by affiliates of Mr. Kaiser. Lease payments totaled $1.1 million for 2012, $1.1 million for 2011 and $1.1 million for 2010.

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

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of the Bank, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). The Bank is custodian and BOSC, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 99% of the Funds’ assets of $2.4 billion are held for the Company's clients. A Company executive officer serves on the Funds' board of trustees and officers of the Bank serve as president and secretary of the Funds. A majority of the members of the Funds’ board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

(14)  Commitments and Contingent Liabilities

Litigation Contingencies

In 2010, the Bank was named as a defendant in three class actions alleging that the manner in which the bank posted charges to its consumer deposit accounts was improper. These actions were consolidated and settled on November 23, 2011 in Multi-District Litigation pending in the United States District Court for the Southern District of Florida. The settlement was approved by the Court on August 29, 2012. The settlement amount of $19 million was paid to the plaintiff class in November 2012. The settlement was fully accrued for in 2011.

In an opinion dated October 11, 2011, the Oklahoma Supreme Court invalidated, pursuant to a petition brought by certain taxpayers, a $7.1 million settlement agreement between the Bank and the City of Tulsa (“the City”). The agreement settled claims asserted by the Bank against the City and against the Tulsa Airports Improvement Trust ("the Trust") related to a defaulted loan made by the Bank to a start-up airline. The Trust agreed to purchase the loan and its collateral from the Bank in the event of a default by the airline. The settlement amount was fully accrued for in 2011 in the accrual for off-balance sheet credit risk. On July 18, 2012, the Company paid the $7.1 million to the City.

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan. A contingent liability was recognized for the Company’s share of Visa’s covered litigation liabilities. This contingent liability totaled $7.3 million at December 31, 2012. Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering in 2008 and from available cash. BOK recognized a $7.3 million receivable for its proportionate share of this escrow account.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $7.1 million at December 31, 2012. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act limits both the amount and structure of these type of investments. As a result, the Company's private equity activity might be curtailed.

Consolidated tax credit entities represent the Company's interest in entities earning federal new market tax credits related to qualifying loans for which the Company has the power to direct the activities that most significantly impact the variable interest's economic performance of the entity including being the primary beneficiary of or the obligation to absorb losses of the variable interest that could be significant to the variable interest. The creditors underlying the other borrowings of consolidated tax credit entities do not have recourse to the general credit of BOKF.

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

A summary of consolidated and unconsolidated alternative investments as of December 31, 2012 and December 31, 2011 is as follows (in thousands):

	December 31, 2012
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$28,169	$—	$—	$23,691
Tax credit entities	10,000	13,965	—	10,964	10,000
Other	—	8,952	—	—	2,129
Total consolidated	$10,000	$51,086	$—	$10,964	$35,820

Unconsolidated:
Tax credit entities	$22,354	$78,109	$43,052	$—	$—
Other	—	9,113	1,802	—	—
Total unconsolidated	$22,354	$87,222	$44,854	$—	$—

	December 31, 2011
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$30,902	$—	$—	$26,042
Tax credit entities	10,000	14,483	—	10,964	10,000
Other	—	7,206	—	—	142
Total consolidated	$10,000	$52,591	$—	$10,964	$36,184

Unconsolidated:
Tax credit entities	$10,575	$37,890	$16,084	$—	$—
Other	—	10,950	2,194	—	—
Total unconsolidated	$10,575	$48,840	$18,278	$—	$—

Other Commitments and Contingencies

At December 31, 2012, Cavanal Hill Funds’ assets included $903 million of U.S. Treasury, $1.0 billion of cash management and $403 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at December 31, 2012. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2012 or 2011.

Cottonwood Valley Ventures, Inc. (“CVV, Inc.”), an indirectly wholly-owned subsidiary of BOK Financial, is being audited by the Oklahoma Tax Commission (“OTC”) for tax years 2007 through 2009. CVV, Inc. is a qualified venture capital company under the applicable Oklahoma statute. As authorized by the statute, CVV, Inc. guarantees transferable Oklahoma state income tax credits by providing direct debt financing to private companies which qualify as statutory business ventures. Due to certain statutory limitations on utilization of such credits, CVV, Inc. must sell the majority of the credits to provide the economic incentives provided for by the statute. During 2012, CVV, Inc. and credit purchasers settled the assessment related to the 2008 tax credits disallowed with no material adverse impact to the consolidated financial statements. Management does not anticipate that the remaining issue under audit will have a material adverse impact to the consolidated financial statements.

Total rent expense for BOK Financial was $21.7 million in 2012, $20.6 million in 2011 and $21.2 million in 2010. The Bank is obligated under a long-term lease for its bank premises owned by Williams Companies, Inc. and located in downtown Tulsa. The lease term, which began November 1, 1976, is for fifty-seven years with an option to terminate in 2024 with a two-year prior written notice. Annual base rent is $3.1 million. The Bank subleased a portion of this space in 2010. Net rent expense for 2010 was $3.0 million.

At December 31, 2012, future minimum lease payments for equipment and premises under operating leases were as follows: $19.6 million in 2013, $18.9 million in 2014, $18.2 million in 2015, $16.3 million in 2016, $12.6 million in 2017 and $74.8 million thereafter. Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in consumer price index or similar benchmarks.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. These balances were $733 million for the year ended December 31, 2012 and $968 million for the year ended December 31, 2011.

BOSC, Inc., a wholly-owned subsidiary of BOK Financial, is an introducing broker to Pershing, LLC for retail equity investment transactions. As such, it has indemnified Pershing, LLC against losses due to a customer's failure to settle a transaction or to repay a margin loan. All unsettled transaction and margin loans are secured as required by applicable regulation. The amount of customer balances subject to indemnification totaled $2.2 million at December 31, 2012.

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $14.2 million at December 31, 2012. Current leases expire or are subject to lessee termination options at various dates in 2013 and 2014. Our obligation under the agreement would be affected by lessee decisions to exercise these options. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.

The Company has agreed to purchase approximately $72 million of Oklahoma income tax credits from certain operators of zero emission power facilities from 2013 to 2022. Tax credits are generated based on power sold to unrelated third parties and are transferable for a period of ten years following the year of creation. Tax credits will be sold to qualifying taxpayers as BOK Financial is limited by statute on the amount of credits that may be utilized. The agreements may be terminated in the event of changes in federal law or Oklahoma statutes invalidating the tax credits or their transferability.
(15) Shareholders Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2012, 2011 or 2010.

Common Stock

Common stock consists of 2.5 billion authorized shares with a$0.00006 par value. Holders of common shares are entitled to one vote per share at the election of the Board of Directors and on any question arising at any shareholders’ meeting and to receive dividends when and as declared. Additionally, regulations restrict the ability of national banks and bank holding companies to pay dividends.

Subsidiary Bank

The amounts of dividends that BOK Financial’s subsidiary bank can declare and the amounts of loans the subsidiary bank can extend to affiliates are limited by various federal banking regulations and state corporate law. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amounts of dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations as well as management’s internal capital policy, at December 31, 2012, BOKF subsidiaries could declare up to $48 million of dividends without regulatory approval. The subsidiary bank declared and paid dividends of $275 million in 2012, $270 million in 2011 and $280 million in 2010.

As defined by banking regulations, loan commitments and equity investments to a single affiliate may not exceed 10% of unimpaired capital and surplus and loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. All loans to affiliates must be fully secured by eligible collateral. At December 31, 2012, loan commitments and equity investments were limited to $230 million to a single affiliate and $459 million to all affiliates. The largest loan commitment and equity investment to a single affiliate was $220 million and the aggregate loan commitments and equity investments to all affiliates were $330 million. The largest outstanding amount to a single affiliate was $65 million and the total outstanding amounts to all affiliates were $81 million. At December 31, 2011, total loan commitments and equity investments to all affiliates were $323 million. Total outstanding amounts to all affiliates were $50 million.

Regulatory Capital

BOK Financial and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a material effect on BOK Financial's operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

For a banking institution to qualify as well capitalized, Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations. The Bank exceeded the regulatory definition of well capitalized as of December 31, 2012 and December 31, 2011.

A summary of regulatory capital levels follows (dollars in thousands):

	As of December 31,
	2012		2011
Total Capital (to Risk Weighted Assets):
Consolidated	$2,877,949	15.13%	$2,851,099	16.49%
BOKF, NA	2,296,451	12.13	2,329,670	13.53
Tier I Capital (to Risk Weighted Assets):
Consolidated	$2,430,671	12.78%	$2,295,061	13.27%
BOKF, NA	1,849,769	9.77	1,775,182	10.31
Tier I Capital (to Average Assets):
Consolidated	$2,430,671	9.01%	$2,295,061	9.15%
BOKF, NA	1,849,769	6.89	1,775,182	7.11

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2009	$6,772	$—	$(16,473)	$(1,039)	$(10,740)
Net change in unrealized gains (losses)	181,051	—	4,412	—	185,463
Other-than-temporary impairment losses recognized in earnings	27,809	—	—	—	27,809
Reclassification adjustment for net (gains) losses realized and included in earnings	(21,882)	—	—	264	(21,618)
Income tax expense (benefit)[1]	(71,256)	—	(1,716)	(103)	(73,075)
Balance, December 31, 2010	122,494	—	(13,777)	(878)	107,839
Net change in unrealized gains (losses)	45,593	—	1,694	—	47,287
Other-than-temporary impairment losses recognized in earnings	23,507	—	—	—	23,507
Transfer of net unrealized gain from AFS to investment securities	(12,999)	12,999	—	—	—
Amortization of unrealized gain on investments securities transferred from AFS	—	(1,357)	—	—	(1,357)
Reclassification adjustment for net (gains) losses realized and included in earnings	(34,144)	—	—	304	(33,840)
Income tax expense (benefit)[1]	(8,711)	(4,969)	(659)	(118)	(14,457)
Balance, December 31, 2011	135,740	6,673	(12,742)	(692)	128,979
Net change in unrealized gains (losses)	58,921	—	7,276	—	66,197
Other-than-temporary impairment losses recognized in earnings	7,351	—	—	—	7,351
Amortization of unrealized gain on investments securities transferred from AFS	—	(6,601)	—	—	(6,601)
Reclassification adjustment for net(gains) losses realized and included in earnings	(33,845)	—	—	453	(33,392)
Income tax benefit (expense)[1]	(12,614)	3,006	(2,830)	(176)	(12,614)
Balance, December 31, 2012	$155,553	$3,078	$(8,296)	$(415)	$149,920

[1]	Calculated using 39% effective tax rate.

(16)  Earnings Per Share

The following table presents the computation of basis and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$351,191	$285,875	$246,754
Earnings allocated to participating securities	(2,541)	(2,214)	(1,583)
Numerator for basic earnings per share – income available to common shareholders	348,650	283,661	245,171
Effect of reallocating undistributed earnings of participating securities	6	6	3
Numerator for diluted earnings per share – income available to common shareholders	$348,656	$283,667	$245,174

Denominator:
Weighted average shares outstanding	68,221,013	68,313,898	68,062,047
Less: Participating securities included in weighted average shares outstanding	(536,970)	(526,222)	(434,312)
Denominator for basic earnings per common share	67,684,043	67,787,676	67,627,735
Dilutive effect of employee stock compensation plans[1]	280,897	251,087	203,999
Denominator for diluted earnings per common share	67,964,940	68,038,763	67,831,734

Basic earnings per share	$5.15	$4.18	$3.63
Diluted earnings per share	$5.13	$4.17	$3.61
[1] Excludes employee stock options with exercise prices greater than current market price.	224,653	769,041	1,245,483

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

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$367,412	$90,036	$27,754	$219,124	$704,326
Net interest revenue (expense) from internal sources	(46,414)	25,120	21,432	(138)	—
Net interest revenue	320,998	115,156	49,186	218,986	704,326
Provision for credit losses	10,852	9,345	2,284	(44,481)	(22,000)
Net interest revenue after provision for credit losses	310,146	105,811	46,902	263,467	726,326
Other operating revenue	171,131	272,118	200,007	22,855	666,111
Other operating expense	246,888	256,315	214,385	131,985	849,573
Income before taxes	234,389	121,614	32,524	154,337	542,864
Federal and state income tax	91,177	47,308	12,652	37,603	188,740
Net income	143,212	74,306	19,872	116,734	354,124
Net income attributable to non-controlling interest	—	—	—	2,933	2,933
Net income attributable to BOK Financial Corp.	$143,212	$74,306	$19,872	$113,801	$351,191

Average assets	$9,949,735	$5,727,267	$4,357,523	$6,254,626	$26,289,151
Average invested capital	882,288	287,972	184,622	1,551,073	2,905,955

Performance measurements:
Return on average assets	1.44%	1.30%	0.46%		1.34%
Return on average invested capital	16.23%	25.73%	10.76%		12.09%
Efficiency ratio	51.68%	64.73%	86.24%		62.03%

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$342,833	$89,745	$30,813	$228,103	$691,494
Net interest revenue (expense) from internal sources	(30,676)	33,109	16,540	(18,973)	—
Net interest revenue	312,157	122,854	47,353	209,130	691,494
Provision for credit losses	20,760	13,451	2,960	(43,221)	(6,050)
Net interest revenue after provision for credit losses	291,397	109,403	44,393	252,351	697,544
Other operating revenue	147,545	223,322	171,873	27,795	570,535
Other operating expense	230,451	277,891	190,706	120,696	819,744
Income before taxes	208,491	54,834	25,560	159,450	448,335
Federal and state income tax	81,103	21,330	9,943	46,135	158,511
Net income	127,388	33,504	15,617	113,315	289,824
Net income attributable to non-controlling interest	—	—	—	3,949	3,949
Net income attributable to BOK Financial Corp.	$127,388	$33,504	$15,617	$109,366	$285,875

Average assets	$9,383,528	$5,937,585	$4,073,623	$5,100,125	$24,494,861
Average invested capital	884,169	273,906	174,877	1,348,913	2,681,865

Performance measurements:
Return on average assets	1.36%	0.56%	0.38%		1.17%
Return on average invested capital	14.41%	12.23%	8.93%		10.66%
Efficiency ratio	50.22%	74.17%	87.21%		63.13%

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$338,391	$86,292	$36,012	$248,357	$709,052
Net interest revenue (expense) from internal sources	(45,317)	47,624	12,546	(14,853)	—
Net interest revenue	293,074	133,916	48,558	233,504	709,052
Provision for credit losses	70,489	24,705	10,831	(886)	105,139
Net interest revenue after provision for credit losses	222,585	109,211	37,727	234,390	603,913
Other operating revenue	138,992	215,057	165,528	(1,519)	518,058
Other operating expense	230,116	242,065	179,825	98,314	750,320
Income before taxes	131,461	82,203	23,430	134,557	371,651
Federal and state income tax	51,138	31,977	9,114	31,128	123,357
Net income	80,323	50,226	14,316	103,429	248,294
Net income attributable to non-controlling interest	—	—	—	1,540	1,540
Net income attributable to BOK Financial Corp.	$80,323	$50,226	$14,316	$101,889	$246,754

Average assets	$8,893,868	$6,243,746	$3,686,133	$4,982,052	$23,805,799
Average invested capital	899,005	277,837	169,775	1,078,026	2,424,643

Performance measurements:
Return on average assets	0.90%	0.80%	0.39%		1.04%
Return on average invested capital	8.93%	18.08%	8.43%		10.18%
Efficiency ratio	52.94%	72.69%	84.29%		60.83%
(18) Fair Value Measurements

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

Transfers between levels are recognized as of the end of the reporting period. As of December 31, 2012, $2.2 million of common stock of a privately held financial institution was transferred from Significant Other Observable Inputs (Level 2) to Significant Unobservable Inputs (Level 3). There were no other transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable inputs during the year ended December 31, 2012 and 2011, respectively.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to price provided by third-party pricing services at December 31, 2012 and 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$16,545	$—		$16,545	$—
U.S. agency residential mortgage-backed securities	86,361	—		86,361	—
Municipal and other tax-exempt securities	90,326	—		90,326	—
Other trading securities	20,870	—		20,870	—
Total trading securities	214,102	—		214,102	—
Available for sale securities:
U.S. Treasury	1,002	1,002		—	—
Municipal and other tax-exempt	87,142	—		46,439	40,702
U.S. agency residential mortgage-backed securities	9,889,821	—		9,889,821	—
Privately issued residential mortgage-backed securities	325,163	—		325,163	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	895,075	—		895,075	—
Other debt securities	36,389	—		30,990	5,399
Perpetual preferred stock	25,072	—		25,072	—
Equity securities and mutual funds	27,557	4,165		21,231	2,161
Total available for sale securities	11,287,221	5,167		11,233,791	48,262
Fair value option securities:
U.S. agency residential mortgage-backed securities	257,040	—		257,040	—
Corporate debt securities	26,486	—		26,486	—
Other securities	770	—		770	—
Total fair value option securities	284,296	—		284,296	—
Residential mortgage loans held for sale	293,762	—		293,762	—
Mortgage servicing rights[1]	100,812	—		—	100,812
Derivative contracts, net of cash margin[2]	338,106	11,597	[3]	326,509	—
Other assets – private equity funds	28,169	—		—	28,169
Liabilities:
Derivative contracts, net of cash margin[2]	283,589	—		283,589	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

[2]	See Note 3 for detail of fair value of derivative contracts by contract type.

[3]	Represents exchange-traded derivative contracts.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$22,203	$—		$22,203	$—
U.S. agency residential mortgage-backed securities	12,379	—		12,379	—
Municipal and other tax-exempt securities	39,345	—		39,345	—
Other trading securities	2,873	—		2,696	177
Total trading securities	76,800	—		76,623	177
Available for sale securities:
U.S. Treasury	1,006	1,006		—	—
Municipal and other tax-exempt	68,837	—		26,484	42,353
U.S. agency residential mortgage-backed securities	9,588,177	—		9,588,177	—
Privately issued residential mortgage-backed securities	419,166	—		419,166	—
Other debt securities	36,495	—		30,595	5,900
Perpetual preferred stock	18,446	—		18,446	—
Equity securities and mutual funds	47,238	23,596		23,642	—
Total available for sale securities	10,179,365	24,602		10,106,510	48,253
Fair value option securities:
U.S. agency residential mortgage-backed securities	626,109	—		626,109	—
Corporate debt securities	25,117	—		25,117	—
Total fair value option securities	651,226	—		651,226	—
Residential mortgage loans held for sale	188,125	—		188,125	—
Mortgage servicing rights[1]	86,783	—		—	86,783
Derivative contracts, net of cash margin [2]	293,859	457	[3]	293,402	—
Other assets – private equity funds	30,902	—		—	30,902
Liabilities:
Derivative contracts, net of cash margin [2]	236,522	—		236,522	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

[2]	See Note 3 for detail of fair value of derivative contracts by contract type.

[3]	Represents exchange-traded derivative contracts.

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

The following represents the changes related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, December 31, 2010	$47,093	$6,400	$—	$25,436
Purchases and capital calls	7,520	—	—	4,052
Redemptions and distributions	(10,625)	(500)	—	(3,903)
Gain (loss) recognized in earnings:			—
Brokerage and trading revenue	(576)	—	—	—
Gain (loss) on other assets, net	—	—	—	5,317
Gain on available for sale securities, net	21	—	—	—
Other-than-temporary impairment losses	(1,558)	—	—	—
Other comprehensive (loss)	478	—	—	—
Balance, December 31, 2011	42,353	5,900	—	30,902
Transfer to Level 3 from Level 2	—	—	2,161	—
Purchases and capital calls	—	—	—	3,446
Redemptions and distributions	(988)	(500)	—	(9,819)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	—	3,640
Gain on available for sale securities, net	1	—	—	—
Other-than-temporary impairment losses	(642)	—	—	—
Other comprehensive (loss)	(22)	(1)	—	—
Balance, December 31, 2012	$40,702	$5,399	$2,161	$28,169

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2012 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$28,570	$28,473	$28,318	Discounted cash flows	[1]	Interest rate spread	1.00%-1.50% (1.25%)	[2]
							98.83%-99.43% (99.12%)	[3]
Below investment grade	17,000	12,384	12,384	Discounted cash flows	[1]	Interest rate spread	7.21%-9.83% (7.82%)	[4]
							72.79%-73.00% (72.85%)	[3]
Total municipal and other tax-exempt securities	45,570	40,857	40,702
Other debt securities	5,400	5,400	5,399	Discounted cash flows	[1]	Interest rate spread	1.65%-1.71% (1.70%)	[5]
							100% (100%)	[3]
Equity securities and other mutual funds	N/A	2,161	2,161	Tangible book value per share of publicly traded financial institutions of similar size, less liquidity discount.		Peer group tangible book per share and liquidity discount	—	[7]

Other assets - private equity funds	N/A	N/A	28,169	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

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

[7]
Fair value of shares of a smaller privately-held financial institution were valued using the tangible book value per share of similarly sized financial institutions within the immediate geographical market with a discount of 20% due to the liquidity of the shares.

The fair value of these securities measured at fair value using significant unobservable inputs are sensitive primarily to changes in interest rate spreads. At December 31, 2012, for tax-exempt securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yields for comparable securities would result in an additional decrease in the fair value of $279 thousand. For taxable securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yield for comparable securities would result in an additional decrease in the fair value of $52 thousand. For municipal and other tax-exempt securities rated below investment grade by at least one of the nationally-recognized rating agencies, a 100 basis point increase in the spread over average yields for comparable securities would result in an additional decrease in the fair value of these securities of $362 thousand.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2011 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$29,200	$29,466	$29,327	Discounted cash flows[1]	Interest rate spread	1.00%-1.50% (1.25%)	[2]
						98.79%-99.60% (99.16%)	[3]
Below investment grade	17,000	13,026	13,026	Discounted cash flows[1]	Interest rate spread	6.25%-9.58% (6.93%)	[4]
						76.45%-76.99% (76.62%)	[3]
Total municipal and other tax-exempt securities	46,200	42,492	42,353
Other debt securities	5,900	5,900	5,900	Discounted cash flows[1]	Interest rate spread	1.60%-1.80% (1.76%)	[5]
						100% (100%)	[3]

Other assets - private equity funds	N/A	N/A	30,902	Net asset value reported by underlying fund	Net asset value reported by underlying fund	N/A

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets with the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2012			Fair Value Adjustments for the Year Ended December 31, 2012 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$21,589	$3,891	$11,615	$—
Real estate and other repossessed assets	—	39,077	4,421	—	15,954

	Carrying Value at December 31, 2011			Fair Value Adjustments for the Year Ended December 31, 2011 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$52,421	$1,447	$13,829	$—
Real estate and other repossessed assets	—	57,160	13,100	—	14,077

The fair value of collateral-dependent impaired loans and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals. Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data. Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs. Non-recurring fair value measurements of collateral-dependent impaired loans and real estate and other repossessed assets based on significant unobservable inputs are generally due to estimate of current fair values between appraisal dates. Significant unobservable inputs include listing prices for comparable assets, uncorroborated expert opinions or management's knowledge of the collateral or industry. These inputs are developed by asset management and workout professional and approved by senior Credit Administration executives.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2012 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$3,891	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	4,421	Listing value, less cost to sell	Marketability adjustments off appraised value	56%-85% (80%)[1]

[1]
Marketability adjustments includes consideration of estimated costs to sell which is approximately 15% of the fair value. In addition, $345 thousand of real estate and other repossessed assets at December 31, 2012 are based on uncorroborated expert opinions or management's knowledge of the collateral or industry and do not have an independently appraised value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2011 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,447	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	$13,100	Listing value, less cost to sell	Marketability adjustments off appraised value	58%-85%(76%)[1]

[1]
Marketability adjustments includes consideration of estimated costs to sell which is approximately 15% of the fair value. In addition, $2.4 million of real estate and other repossessed assets at December 31, 2011 are based on uncorroborated expert opinions or management's knowledge of the collateral or industry and do not have an independently appraised value.

The fair value of pension plan assets was approximately $46 million at December 31, 2012 and $44 million at December 31, 2011, determined by significant other observable inputs. Fair value adjustments of pension plan assets along with changes in projected benefit obligation are recognized in other comprehensive income.

Goodwill and intangible assets, which consist primarily of core deposit intangible assets and other acquired intangibles, for each business unit are evaluated for impairment annually as of October 1st or more frequently if conditions indicate that impairment may have occurred. The evaluation of possible impairment of intangible assets involves significant judgment based upon short-term and long-term projections of future performance.

The fair value of each of our reporting units is estimated by the discounted future earnings method. Income growth is projected for each of our reporting units over five years and a terminal value is computed. The projected income stream is converted to fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to value our business units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2012 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$1,286,239				$1,286,239
Trading securities:
U.S. Government agency obligations	16,545				16,545
U.S. agency residential mortgage-backed securities	86,361				86,361
Municipal and other tax-exempt securities	90,326				90,326
Other trading securities	20,870				20,870
Total trading securities	214,102				214,102
Investment securities:
Municipal and other tax-exempt	232,700				235,940
U.S. agency residential mortgage-backed securities	82,767				85,943
Other debt securities	184,067				206,575
Total investment securities	499,534				528,458
Available for sale securities:
U.S. Treasury	1,002				1,002
Municipal and other tax-exempt	87,142				87,142
U.S. agency residential mortgage-backed securities	9,889,821				9,889,821
Privately issued residential mortgage-backed securities	325,163				325,163
Commercial mortgage-backed securities guaranteed by U.S. government agencies	895,075				895,075
Other debt securities	36,389				36,389
Perpetual preferred stock	25,072				25,072
Equity securities and mutual funds	27,557				27,557
Total available for sale securities	11,287,221				11,287,221
Fair value option securities:
U.S. agency residential mortgage-backed securities	257,040				257,040
Corporate debt securities	26,486				26,486
Other securities	770				770
Total fair value option securities	284,296				284,296
Residential mortgage loans held for sale	293,762				293,762
Loans:
Commercial	7,641,912	0.21 - 30.00	0.69	0.51 - 3.59	7,606,505
Commercial real estate	2,228,999	0.21 - 18.00	0.92	1.26 - 3.18	2,208,217
Residential mortgage	2,045,040	0.38 - 18.00	3.34	0.86 - 3.09	2,110,773
Consumer	395,505	0.38 - 21.00	0.32	1.37 - 3.60	388,748
Total loans	12,311,456				12,314,243
Allowance for loan losses	(215,507)				—
Net loans	12,095,949				12,314,243
Mortgage servicing rights	100,812				100,812
Derivative instruments with positive fair value, net of cash margin	338,106				338,106
Other assets – private equity funds	28,169				28,169
Deposits with no stated maturity	18,211,068				18,211,068
Time deposits	2,967,992	0.01 - 9.64	2.15	0.80 - 1.15	3,037,708
Other borrowings	2,706,221	0.09 - 5.25	—	0.09 - 2.67	2,696,574
Subordinated debentures	347,633	1.00 - 5.00	3.56	2.40%	345,675
Derivative instruments with negative fair value, net of cash margin	283,589				283,589

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2011 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$986,365				$986,365
Trading securities:
Obligations of the U.S. government	22,203				22,203
U.S. agency residential mortgage-backed securities	12,379				12,379
Municipal and other tax-exempt securities	39,345				39,345
Other trading securities	2,873				2,873
Total trading securities	76,800				76,800
Investment securities:
Municipal and other tax-exempt	128,697				133,670
U.S. agency residential mortgage-backed securities	121,704				120,536
Other debt securities	188,835				208,451
Total investment securities	439,236				462,657
Available for sale securities:
U.S. Treasury	1,006				1,006
Municipal and other tax-exempt	68,837				68,837
U.S. agency residential mortgage-backed securities	9,588,177				9,588,177
Privately issued residential mortgage-backed securities	419,166				419,166
Other debt securities	36,495				36,495
Perpetual preferred stock	18,446				18,446
Equity securities and mutual funds	47,238				47,238
Total available for sale securities	10,179,365				10,179,365
Fair value option securities:
U.S. agency residential mortgage-backed securities	626,109				626,109
Corporate debt securities	25,117				25,117
Total fair value option securities	651,226				651,226
Residential mortgage loans held for sale	188,125				188,125
Loans:
Commercial	6,571,454	0.25 - 30.00	0.57	0.63 - 3.85	6,517,795
Commercial real estate	2,279,909	0.38 - 18.00	1.26	0.28 - 3.51	2,267,375
Residential mortgage	1,970,461	0.38 - 18.00	3.26	1.14 - 3.70	2,034,898
Consumer	447,919	0.38 - 21.00	0.42	1.88 - 3.88	436,490
Total loans	11,269,743				11,256,558
Allowance for loan losses	(253,481)				—
Net loans	11,016,262				11,256,558
Mortgage servicing rights	86,783				86,783
Derivative instruments with positive fair value, net of cash margin	293,859				293,859
Other assets – private equity funds	30,902				30,902
Deposits with no stated maturity	15,380,598				15,380,598
Time deposits	3,381,982	0.01 - 9.64	2.07	1.02 - 1.43	3,441,610
Other borrowings	2,370,867	0.25 - 6.58	—	0.04 - 2.76	2,369,224
Subordinated debentures	398,881	5.19 - 5.82	1.44	3.29%	411,243
Derivative instruments with negative fair value, net of cash margin	236,522				236,522

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $171 million at December 31, 2012 and $207 million at December 31, 2011.

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

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at December 31, 2012 or December 31, 2011.

Fair Value Election

As more fully disclosed in Note 2 and Note 7 to the Consolidated Financial Statements, the Company has elected to carry all residential mortgage-backed securities which have been designated as economic hedges against changes in the fair value of mortgage servicing rights, certain corporate debt securities economically hedged by derivative contracts to manage interest rate risk and all residential mortgage loans originated for sale at fair value. Changes in the fair value of these financial instruments are recognized in earnings.

(19) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets

(In thousands)	December 31,
	2012	2011
Assets
Cash and cash equivalents	$457,514	$386,695
Available for sale securities	44,881	40,766
Investment in subsidiaries	2,464,729	2,317,900
Other assets	4,324	8,682
Total assets	$2,971,448	$2,754,043

Liabilities and Shareholders’ Equity
Other liabilities	$13,588	$3,575
Total liabilities	13,588	3,575
Shareholders’ equity:
Common stock	4	4
Capital surplus	859,278	818,817
Retained earnings	2,137,541	1,953,332
Treasury stock	(188,883)	(150,664)
Accumulated other comprehensive income	149,920	128,979
Total shareholders’ equity	2,957,860	2,750,468
Total liabilities and shareholders’ equity	$2,971,448	$2,754,043

Statements of Earnings

(In thousands)	Year Ended December 31,
	2012	2011	2010
Dividends, interest and fees received from subsidiaries	$275,330	$270,474	$280,125
Other revenue	2,295	2,128	1,883
Other-than-temporary impairment losses recognized in earnings	(1,099)	(2,098)	(1,679)
Total revenue	276,526	270,504	280,329
Interest expense	269	354	507
Professional fees and services	765	538	795
Other operating expense	3,099	7,688	(47)
Total expense	4,133	8,580	1,255
Income before taxes and equity in undistributed income of subsidiaries	272,393	261,924	279,074
Federal and state income tax	(1,706)	(3,169)	415
Income before equity in undistributed income of subsidiaries	274,099	265,093	278,659
Equity in undistributed income of subsidiaries	77,092	20,782	(31,905)
Net income attributable to BOK Financial Corp. shareholders	$351,191	$285,875	$246,754

Statements of Cash Flows

(In thousands)	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$351,191	$285,875	$246,754
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(77,092)	(20,782)	31,905
Tax benefit (expense) on exercise of stock options	120	659	(425)
Change in other assets	4,237	15,249	20,713
Change in other liabilities	(5,085)	(18,884)	(20,216)
Net cash provided by operating activities	273,371	262,117	278,731
Cash flows from investing activities:
Purchases of available for sale securities	(5,343)	(3,797)	(10,669)
Sales of available for sale securities	4,781	16,500	—
Investment in subsidiaries	(9,100)	(7,250)	(21,692)
Acquisitions, net of cash acquired	(20,000)	—	—
Net cash provided by (used in) investing activities	(29,662)	5,453	(32,361)
Cash flows from financing activities:
Issuance of common and treasury stock, net	14,650	14,541	8,552
Dividends paid	(166,982)	(76,423)	(66,557)
Repurchase of common stock	(20,558)	(26,446)	—
Net cash used in financing activities	(172,890)	(88,328)	(58,005)
Net increase in cash and cash equivalents	70,819	179,242	188,365
Cash and cash equivalents at beginning of period	386,695	207,453	19,088
Cash and cash equivalents at end of period	$457,514	$386,695	$207,453
Cash paid for interest	$269	$354	$507
(20) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on December 31, 2012 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Annual Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2012
	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Funds sold and resell agreements	$17,000	$12	0.07%
Trading securities	134,176	2,138	1.59%
Investment securities
Taxable[3]	286,626	16,848	5.88%
Tax-exempt[3]	145,899	5,601	4.06%
Total investment securities	432,525	22,449	5.29%
Available for sale securities
Taxable[3]	10,565,459	237,235	2.36%
Tax-exempt[3]	82,652	3,716	4.55%
Total available for sale securities[3]	10,648,111	240,951	2.37%
Fair value option securities	379,603	8,456	2.45%
Residential mortgage loans held for sale	227,795	8,185	3.59%
Loans[2]	11,696,054	518,784	4.44%
Less: allowance for loan losses	238,806
Loans, net of allowance	11,457,248	518,784	4.53%
Total earning assets[3]	23,296,458	800,975	3.52%
Cash and other assets	2,992,693
Total assets	$26,289,151

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,040,626	$14,300	0.16%
Savings	261,822	540	0.21%
Time	3,114,046	52,173	1.68%
Total interest-bearing deposits	12,416,494	67,013	0.54%
Funds purchased	1,512,711	2,095	0.14%
Repurchase agreements	1,072,650	1,008	0.09%
Other borrowings	155,664	3,428	2.20%
Subordinated debentures	363,699	13,778	3.79%
Total interest-bearing liabilities	15,521,218	87,322	0.56%
Non-interest bearing demand deposits	6,590,283
Other liabilities	1,271,695
Total equity	2,905,955
Total liabilities and equity	$26,289,151

Tax-equivalent Net Interest Revenue[3]		$713,653	2.96%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			3.14%
Less tax-equivalent adjustment[1]		9,327
Net Interest Revenue		704,326
Provision for (reduction of) allowance for credit losses		(22,000)
Other operating revenue		666,111
Other operating expense		849,573
Income before taxes		542,864
Federal and state income tax		188,740
Net income before non-controlling interest		354,124
Net income attributable to non-controlling interest		2,933
Net income attributable to BOK Financial Corp.		$351,191
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$5.15
Diluted		$5.13

1.	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

2.
The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income. See Note 1 of Notes to the Consolidated Financial Statements for a description of income recognition policy.

3.	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Annual Financial Summary – Unaudited (continued)
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2011			December 31, 2010
	Average Balance	Revenue/ Expense1	Yield/ Rate	Average Balance	Revenue/ Expense1	Yield/ Rate
Assets
Funds sold and resell agreements	$13,441	$15	0.11%	$23,743	$27	0.11%
Trading securities	81,978	2,486	3.03%	68,286	2,782	4.07%
Investment securities
Taxable[3]	211,949	12,581	5.94%	108,240	7,229	6.68%
Tax-exempt[3]	155,707	7,562	4.86%	209,427	10,155	4.89%
Total investment securities	367,656	20,143	5.48%	317,667	17,384	5.50%
Available for sale securities
Taxable[3]	9,578,869	259,871	2.83%	9,000,677	283,583	3.27%
Tax-exempt[3]	68,549	3,566	5.20%	66,820	3,664	5.48%
Total available for sale securities[3]	9,647,418	263,437	2.84%	9,067,497	287,247	3.28%
Fair value option securities	543,318	18,649	3.63%	470,488	17,403	4.08%
Residential mortgage loans held for sale	154,794	6,492	4.19%	214,347	9,261	4.32%
Loans[2]	10,841,341	509,462	4.70%	10,917,966	526,136	4.82%
Less: allowance for loan losses	284,516			309,279
Loans, net of allowance	10,556,825	509,462	4.83%	10,608,687	526,136	4.96%
Total earning assets[3]	21,365,430	820,684	3.92%	20,770,715	860,240	4.22%
Cash and other assets	3,129,431			3,035,084
Total assets	$24,494,861			$23,805,799

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,349,760	$23,415	0.25%	$8,573,117	$38,886	0.45%
Savings	212,443	719	0.34%	184,099	719	0.39%
Time	3,587,698	64,756	1.80%	3,712,140	66,660	2.40%
Total interest-bearing deposits	13,149,901	88,890	0.68%	12,469,356	106,265	0.85%
Funds purchased	1,046,114	917	0.09%	1,185,741	2,231	0.19%
Repurchase agreements	1,096,615	2,453	0.22%	1,130,082	6,028	0.53%
Other borrowings	137,122	5,456	3.98%	1,537,025	5,075	0.33%
Subordinated debentures	398,790	22,385	5.61%	398,619	22,431	5.63%
Total interest-bearing liabilities	15,828,542	120,101	0.76%	16,720,823	142,030	0.85%
Non-interest bearing demand deposits	4,877,906			3,789,375
Other liabilities	1,106,548			870,958
Total equity	2,681,865			2,424,643
Total liabilities and equity	$24,494,861			$23,805,799

Tax-equivalent Net Interest Revenue[3]		$700,583	3.16%		$718,210	3.37%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			3.34%			3.52%
Less tax-equivalent adjustment[1]		9,089			9,158
Net Interest Revenue		691,494			709,052
Provision for (reduction of) allowance for credit losses		(6,050)			105,139
Other operating revenue		570,535			518,058
Other operating expense		819,744			750,320
Income before taxes		448,335			371,651
Federal and state income tax		158,511			123,357
Net income before non-controlling interest		289,824			248,294
Net income attributable to non-controlling interest		3,949			1,540
Net income attributable to BOK Financial Corp.		$285,875			$246,754
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$4.18			$3.63
Diluted		$4.17			$3.61

1.	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

2.
The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income. See Note 1 of Notes to the Consolidated Financial Statements for a description of income recognition policy.

3.	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	December 31, 2012			September 30, 2012
	Average Balance	Revenue/ Expense[1]	Yield/ Rate	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Funds sold and resell agreements	$19,553	$3	0.06%	$17,837	$3	0.07%
Trading securities	165,109	441	1.06%	132,213	703	2.12%
Investment securities
Taxable[3]	271,957	4,008	5.86%	281,347	4,124	5.83%
Tax-exempt[3]	202,128	1,379	2.93%	127,299	1,212	4.12%
Total investment securities	474,085	5,387	4.67%	408,646	5,336	5.33%
Available for sale securities
Taxable[3]	11,394,797	56,514	2.08%	10,969,610	59,482	2.36%
Tax-exempt[3]	87,415	836	3.80%	88,445	1,044	4.70%
Total available for sale securities[3]	11,482,212	57,350	2.10%	11,058,055	60,526	2.38%
Fair value option securities	292,490	772	1.58%	336,160	1,886	2.27%
Residential mortgage loans held for sale	272,581	2,323	3.39%	264,024	2,310	3.48%
Loans[2]	11,989,319	130,510	4.33%	11,739,662	127,816	4.33%
Less allowance for loan losses	229,095			231,177
Loans, net of allowance	11,760,224	130,510	4.41%	11,508,485	127,816	4.42%
Total earning assets[3]	24,466,254	196,786	3.30%	23,725,420	198,580	3.47%
Cash and other assets	3,030,522			2,862,752
Total assets	$27,496,776			$26,588,172
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,343,421	$3,496	0.15%	$8,719,648	$3,406	0.16%
Savings	278,714	124	0.18%	267,498	127	0.19%
Time	3,010,367	13,588	1.80%	3,068,870	12,384	1.61%
Total interest-bearing deposits	12,632,502	17,208	0.54%	12,056,016	15,917	0.53%
Funds purchased	1,295,442	477	0.15%	1,678,006	632	0.15%
Repurchase agreements	900,131	197	0.09%	1,112,847	281	0.10%
Other borrowings	364,425	824	0.90%	97,003	739	3.03%
Subordinated debentures	347,613	2,239	2.56%	352,432	2,475	2.79%
Total interest-bearing liabilities	15,540,113	20,945	0.54%	15,296,304	20,044	0.52%
Non-interest bearing demand deposits	7,505,074			6,718,572
Other liabilities	1,480,102			1,626,643
Total equity	2,971,487			2,946,653
Total liabilities and equity	$27,496,776			$26,588,172
Tax-equivalent Net Interest Revenue[3]		$175,841	2.76%		$178,536	2.95%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			2.95%			3.12%
Less tax-equivalent adjustment[1]		2,472			2,509
Net Interest Revenue		173,369			176,027
Provision for (reduction of ) allowance for credit losses		(14,000)			—
Other operating revenue		162,626			179,944
Other operating expense		222,085			222,340
Income before taxes		127,910			133,631
Federal and state income tax		44,293			45,778
Net income before non-controlling interest		83,617			87,853
Net income (loss) attributable to non-controlling interest		1,051			471
Net income attributable to BOK Financial Corp.		$82,566			$87,382
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.21			$1.28
Diluted		$1.21			$1.27

1.	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

2.	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.

3.	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
June 30, 2012			March 31, 2012			December 31, 2011
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$19,187	$4	0.08%	$11,385	$2	0.07%	$12,035	$3	0.10%
143,770	548	1.53%	95,293	446	1.88%	97,972	689	2.79%

290,557	4,282	5.93%	302,861	4,434	5.89%	314,217	4,677	5.91%
125,727	1,461	4.90%	128,029	1,549	4.87%	129,109	1,565	4.81%
416,284	5,743	5.63%	430,890	5,983	5.59%	443,326	6,242	5.59%

10,007,368	61,583	2.52%	9,876,508	59,656	2.48%	9,845,351	54,839	2.37%
83,911	943	4.69%	70,719	893	5.17%	69,172	896	5.14%
10,091,279	62,526	2.54%	9,947,227	60,549	2.50%	9,914,523	55,735	2.39%
335,965	2,311	2.62%	555,233	3,487	2.79%	660,025	4,877	2.98%
191,311	1,784	3.75%	182,372	1,768	3.90%	201,242	2,032	4.01%
11,614,722	132,391	4.58%	11,436,811	128,067	4.50%	11,152,315	130,736	4.65%
242,605			252,538			266,473
11,372,117	132,391	4.68%	11,184,273	128,067	4.61%	10,885,842	130,736	4.76%
22,569,913	205,307	3.69%	22,406,673	200,302	3.64%	22,214,965	200,314	3.69%
2,968,604			3,109,910			3,422,475
$25,538,517			$25,516,583			$25,637,440

$8,779,659	$3,572	0.16%	$9,319,978	$3,826	0.17%	$9,276,608	$4,213	0.18%
259,386	147	0.23%	241,442	142	0.24%	220,236	146	0.26%
3,132,220	12,671	1.63%	3,246,362	13,530	1.68%	3,485,059	14,922	1.70%
12,171,265	16,390	0.54%	12,807,782	17,498	0.55%	12,981,903	19,281	0.59%
1,740,354	674	0.16%	1,337,614	312	0.09%	1,197,154	186	0.06%
1,095,298	265	0.10%	1,183,778	265	0.09%	1,189,861	404	0.13%
86,667	853	3.96%	72,911	1,012	5.58%	88,489	1,059	4.75%
357,609	3,512	3.95%	397,440	5,552	5.62%	398,858	5,640	5.61%
15,451,193	21,694	0.56%	15,799,525	24,639	0.63%	15,856,265	26,570	0.66%
6,278,342			5,847,682			5,588,596
940,249			1,034,143			1,422,092
2,868,733			2,835,233			2,770,487
$25,538,517			$25,516,583			$25,637,440
	$183,613	3.13%		$175,663	3.01%		$173,744	3.03%
		3.30%			3.19%			3.20%
	2,252			2,094			2,274
	181,361			173,569			171,470
	(8,000)			—			(15,000)
	186,260			137,281			137,812
	223,011			182,137			218,982
	152,610			128,713			105,300
	53,149			45,520			37,396
	99,461			83,193			67,904
	1,833			(422)			911
	$97,628			$83,615			$66,993

	$1.43			$1.22			$0.98
	$1.43			$1.22			$0.98

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f), as amended, of the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

The Report of Management on Financial Statements and Management's Report on Internal Control over Financial Reporting appear within Item 8, “Financial Statements and Supplementary Data.” The independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in Item 8 and has issued an audit report on the Company's internal control over financial reporting, which appears therein.
ITEM 9B.  OTHER INFORMATION

None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings “Election of Directors,” “Executive Officers, “Insider Reporting,” “Director Nominations,” and “Risk Oversight and Audit Committee” in BOK Financial's 2013 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2012 Annual Proxy Statement to Shareholders.
ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation, “Compensation Committee Report,” “Executive Compensation Tables,” and “Director Compensation” in BOK Financial's 2013 Annual Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in BOK Financial's 2013 Annual Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the headings “Certain Transactions,” “Director Independence” and “Related Party Transaction Review and Approval Process” in BOK Financial's 2013 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” in BOK Financial's 2013 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
Annual Financial Summary - Unaudited
Quarterly Financial Summary - Unaudited
Quarterly Earnings Trends - Unaudited
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

3.1	Bylaws of BOK Financial, incorporated by reference to Exhibit 3.1 of S-1 Registration Statement No. 33-90450.

3.1(a)	Bylaws of BOK Financial, as amended and restated as of October 30, 2007, incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 5, 2007.

4.0	The rights of the holders of the Common Stock and Preferred Stock of BOK Financial are set forth in its Certificate of Incorporation.

10.0	Purchase and Sale Agreement dated October 25, 1990, among BOK Financial, Kaiser, and the FDIC, incorporated by reference to Exhibit 2.0 of S-1 Registration Statement No. 33-90450.

10.1	Amendment to Purchase and Sale Agreement effective March 29, 1991, among BOK Financial, Kaiser, and the FDIC, incorporated by reference to Exhibit 2.2 of S-1 Registration Statement No. 33-90450.

10.2	Letter agreement dated April 12, 1991, among BOK Financial, Kaiser, and the FDIC, incorporated by reference to Exhibit 2.3 of S-1 Registration Statement No. 33-90450.

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

10.4.8	Employment Agreement dated August 1, 2005 between BOK Financial Corporation and Donald T. Parker, incorporated by reference to Exhibit 99 (a) of Form 8-K filed on February 1, 2006.

10.4.9	Employment Agreement dated April 4, 2008 between Bank of Texas, NA, and Norman P. Bagwell, filed herewith.

10.4.9 (a)	First Amendment of Employment Agreement dated June 30, 2011 between Bank of Texas, a division of BOKF, NA, and Norman P. Bagwell, filed herewith.

10.6	Capitalization and Stock Purchase Agreement dated May 20, 1991, between BOK Financial and Kaiser, incorporated by reference to Exhibit 10.6 of S-1 Registration Statement No. 33-90450.

10.7.7	BOK Financial Corporation 2001 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-62578.

10.7.8	BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

10.7.9	Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

10.7.10	Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

10.7.11	BOK Financial Corporation 2003 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106531.

10.7.12	BOK Financial Corporation 2003 Executive Incentive Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106530.

10.7.13	10b5-1 Repurchase Plan between BOK Financial Corporation and BOSC, Inc. dated May 27, 2008, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 27, 2008.

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

10.9	Lease Agreement between Security Capital Real Estate Fund and BOk dated January 1, 1988, incorporated by reference to Exhibit 10.10 of S-1 Registration Statement No. 33-90450.

21.0	Subsidiaries of BOK Financial, filed herewith.

23.0	Consent of independent registered public accounting firm - Ernst & Young LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.0	Additional Exhibits.

99 (a)	Credit Agreement dated June 9, 2011 between BOK Financial Corporation and participating lenders, incorporated by reference to Form 10-Q filed November 6, 2012.

99 (c)	First Amended Debenture dated December 2, 2009 between BOK Financial Corporation and George B. Kaiser, incorporated by reference to Exhibit 99 (a) of Form 8-K filed December 4, 2009.

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

BOK FINANCIAL CORPORATION

DATE:    February 27, 2013                                                        BY:   /s/ George B. Kaiser
George B. Kaiser                        Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Stanley A. Lybarger
George B. Kaiser Chairman of the Board of Directors /s/ Steven E. Nell	Stanley A. Lybarger Director, President and Chief Executive Officer /s/ John C. Morrow
Steven E. Nell Executive Vice President and Chief Financial Officer	John C. Morrow Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Gregory S. Allen	/s/ David F. Griffin
Gregory S. Allen	David F. Griffin
/s/ V. Burns Hargis
C. Fred Ball, Jr.	V. Burns Hargis
/s/ Sharon J. Bell
Sharon J. Bell	E. Carey Joullian, IV
/s/ Peter C. Boylan, III	/s/ Robert J. LaFortune
Peter C. Boylan, III	Robert J. LaFortune
/s/ Chester Cadieux, III	/s/ Steven J. Malcolm
Chester Cadieux, III	Steven J. Malcolm
/s/ Joseph W. Craft, III	/s/ E.C. Richards
Joseph W. Craft, III	E.C. Richards
/s/ John W. Gibson
John W. Gibson	Michael C. Turpen