Form 10-Q
period 2013-03-31
BOK FINANCIAL CORP ET AL
filed 2013-05-03
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,687,718 shares of common stock ($.00006 par value) as of March 31, 2013.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2013

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $88.0 million or $1.28 per diluted share for the first quarter of 2013, compared to $83.6 million or $1.22 per diluted share for the first quarter of 2012 and $82.6 million or $1.21 per diluted share for the fourth quarter of 2012.

Highlights of the first quarter of 2013 included:

•
Net interest revenue totaled $170.4 million for the first quarter of 2013, compared to $173.6 million for the first quarter of 2012 and $173.4 million for the fourth quarter of 2012. Net interest margin was 2.92% for the first quarter of 2013. Net interest margin was 3.19% for the first quarter of 2012 and 2.95% for the fourth quarter of 2012.

•
Fees and commissions revenue totaled $158.1 million for the first quarter of 2013, compared to $144.6 million for the first quarter of 2012 and $165.8 million for the fourth quarter of 2012. Mortgage banking revenue increased $6.9 million over the first quarter of 2012 due primarily to an increase in loan production volume. Mortgage banking revenue decreased $6.4 million compared to the fourth quarter of 2012 due to lower volume and narrowed pricing of loan sold.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $204.0 million for the first quarter of 2013, up $14.7 million over the first quarter of 2012 and down $22.8 million compared to the previous quarter. Personnel costs increased $10.9 million over the first quarter of 2012 primarily due to incentive compensation and headcount. Personnel costs decreased $5.5 million compared to the fourth quarter of 2012 due primarily to decreased incentive compensation. Non-personnel expenses increased $3.8 million over the first quarter of 2012 and decreased $17.3 million compared to the prior quarter.

•
An $8.0 million negative provision for credit losses was recorded in the first quarter of 2013 compared to no provision for credit losses in the first quarter of 2012 and a $14.0 million negative provision for credit losses in the fourth quarter of 2012. The negative provision was largely due to declining gross loss rates and a decrease in outstanding loan balances. Gross charge-offs were $8.9 million in the first quarter of 2013, $13.7 million in the first quarter of 2012 and $8.0 million in the fourth quarter of 2012. Recoveries increased to $6.6 million in the first quarter of 2013 compared to $5.2 million in the first quarter of 2012 and $3.7 million in the fourth quarter of 2012.

•
The combined allowance for credit losses totaled $207 million or 1.71% of outstanding loans at March 31, 2013 compared to $217 million or 1.77% of outstanding loans at December 31, 2012. Nonperforming assets that are not guaranteed by U.S. government agencies totaled $207 million or 1.73% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at March 31, 2013 and $215 million or 1.76% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at December 31, 2012.

•
Average outstanding loan balances for the first quarter totaled $12.2 billion, up $236 million over the fourth quarter of 2012. Average commercial real estate loans grew $139 million and average commercial loans grew $57 million. Period end outstanding loan balances were $12.1 billion at March 31, 2013, a decrease of $218 million from December 31, 2012. Commercial real estate loans increased $56 million. Commercial loan balances decreased by $224 million, residential mortgage loans decreased by $32 million and consumer loans decreased by $18 million.

•
Period end deposits totaled $19.9 billion at March 31, 2013 compared to $21.2 billion at December 31, 2012. As expected, demand deposit account balances decreased $1.1 billion during the first quarter as surge deposits received in the fourth quarter of 2012 were redeployed. Interest-bearing transaction accounts decreased $146 million and time deposits decreased $68 million.

•
The tangible common equity ratio was 9.70% at March 31, 2013 and 9.25% at December 31, 2012. The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) minus intangible assets and equity that does not benefit common shareholders.

•
The Company and its subsidiary bank continue to exceed the regulatory definition of well capitalized. The Company’s Tier 1 capital ratios as defined by banking regulations were 13.35% at March 31, 2013 and 12.78% at December 31, 2012.

•
The Company paid a regular quarterly cash dividend of $26 million or $0.38 per common share during the first quarter of 2013. The Company will pay a quarterly cash dividend of $0.38 per common share payable on or about May 31, 2013 to shareholders of record as of May 17, 2013.

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

Net interest revenue totaled $170.4 million for the first quarter of 2013 compared to $173.6 million for the first quarter of 2012 and $173.4 million for the fourth quarter of 2012. Net interest margin was 2.92% for the first quarter of 2013, 2.95% for the fourth quarter of 2012 and 3.19% for the first quarter of 2012.

Net interest revenue decreased $3.2 million compared to the first quarter of 2012. Net interest revenue increased $9.4 million primarily due to the growth in average loan and securities balances. Net interest revenue decreased $12.0 million due to lower interest rates. Cash flows from the securities portfolio were reinvested at lower current market rates and loan yields decreased due to renewal of maturing fixed-rate loans at current lower rates and narrowing credit spreads. The decrease in yield on earning assets was partially offset by lower funding costs.

Net interest margin also declined compared to the the first quarter of 2012. The tax-equivalent yield on earning assets was 3.24% for the first quarter of 2013, down 40 basis points from the first quarter of 2012. The available for sale securities portfolio yield decreased 41 basis points to 2.09%. Cash flows received from payments on residential mortgage-backed securities are currently being reinvested in short-duration securities that yield less than 1.50%. Loan yields decreased 30 basis points. Credit spreads have narrowed due to market pricing pressure and improved credit quality in our loan portfolio. Funding costs were down 17 basis points from the first quarter of 2012. The cost of interest-bearing deposits decreased 9 basis points and the cost of other borrowed funds decreased 3 basis points. The average rate of interest paid on subordinated debentures decreased 310 basis points compared to the first quarter of 2012. The interest rate on $233 million of these subordinated debentures converted from a fixed rate of interest to a floating rate. Additionally, the benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 14 basis points in the first quarter of 2013 compared to 18 basis points in the first quarter of 2012.

Average earning assets for the first quarter of 2013 increased $2.1 billion or 9% over the first quarter of 2012. The average balance of available for sale securities, which consists largely of U.S. government agency issued residential mortgage-backed securities, increased $1.3 billion. We purchase these securities to supplement earnings and to manage interest rate risk. Securities were purchased to productively deploy liquidity provided by recent deposit growth and the Company's strong capital position. Growth was primarily in short-duration U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Average loans, net of allowance for loan losses, increased $827 million over the first quarter of 2012 due primarily to growth in average commercial loans.

Average deposits increased $1.4 billion over the first quarter of 2012, including a $1.2 billion increase in average demand deposit balances and a $516 million increase in average interest-bearing transaction accounts, partially offset by a $332 million decrease in average time deposits. Average borrowed funds increased $304 million over the first quarter of 2012 due primarily to increased borrowing from the Federal Home Loan Banks.

Net interest margin decreased 3 basis points compared to the fourth quarter of 2012.  The yield on average earning assets decreased 6 basis points. The loan portfolio yield decreased to 4.20% from 4.33% in the previous quarter primarily due to market pricing pressure and improved credit quality in our loan portfolio. The yield on the available for sale securities portfolio decreased 1 basis point to 2.09% primarily due to slower prepayment speeds on residential mortgage backed securities. Funding costs decreased 8 basis points to 0.46% due largely to lower deposit interest rates. Rates paid on time deposits decreased 18 basis points, primarily due to additional expense recognized in the fourth quarter on equity-indexed time deposits. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities decreased 5 basis points in the first quarter.

Average earning assets increased $28 million during the first quarter of 2013. Average outstanding loans increased $236 million. Average commercial real estate loan balances increased $139 million, commercial loan balances increased $57 million and residential mortgage loan balances increased $43 million. The average balance of the available for sale securities portfolio decreased $190 million compared to the fourth quarter of 2012.
Average deposits decreased $89 million compared to the previous quarter. Interest-bearing transaction account balances increased $493 million. Demand deposit balances decreased $503 million and time deposit account balances decreased $96 million. The average balance of borrowed funds increased $338 million over the fourth quarter of 2012.

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

Net interest margin may continue to decline. Our ability to further decrease funding costs are limited and our ability to provide near-term net interest revenue support through continued securities portfolio growth may be constrained by our conservative interest rate risk policies. Although we have sufficient capital and liquidity, further securities portfolio growth may result in unacceptable risk should interest rates start to rise. This interest rate risk policy constraint does not affect our ability to continue loan portfolio growth.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended March 31, 2013 / 2012
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$—	$2	$(2)
Trading securities	261	300	(39)
Investment securities:
Taxable securities	(636)	(671)	35
Tax-exempt securities	(66)	1,081	(1,147)
Total investment securities	(702)	410	(1,112)
Available for sale securities:
Taxable securities	(4,637)	5,937	(10,574)
Tax-exempt securities	14	195	(181)
Total available for sale securities	(4,623)	6,132	(10,755)
Fair value option securities	(2,322)	(1,639)	(683)
Residential mortgage loans held for sale	24	301	(277)
Loans	(1,322)	7,932	(9,254)
Total tax-equivalent interest revenue	(8,684)	13,438	(22,122)
Interest expense:
Transaction deposits	(680)	172	(852)
Savings deposits	(22)	27	(49)
Time deposits	(1,915)	(1,405)	(510)
Funds purchased	52	(51)	103
Repurchase agreements	(119)	(60)	(59)
Other borrowings	32	5,914	(5,882)
Subordinated debentures	(3,393)	(522)	(2,871)
Total interest expense	(6,045)	4,075	(10,120)
Tax-equivalent net interest revenue	(2,639)	9,363	(12,002)
Change in tax-equivalent adjustment	525
Net interest revenue	$(3,164)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.
Other Operating Revenue

Other operating revenue was $159.1 million for the first quarter of 2013 compared to $137.3 million for the first quarter of 2012 and $162.6 million for the fourth quarter of 2012. Fees and commissions revenue increased $13.5 million over the first quarter of 2012. Net gains on securities, derivatives and other assets increased $4.8 million over the first quarter of 2012. Other-than-temporary impairment charges recognized in earnings in the first quarter of 2013 were $3.5 million less than charges recognized in the first quarter of 2012.

Other operating revenue decreased $3.6 million compared to the fourth quarter of 2012. Fees and commissions revenue decreased $7.7 million. Net gains on securities, derivatives and other assets increased $2.7 million. Other-than-temporary impairment charges recognized in earnings were $1.4 million less than charges recognized in the fourth quarter of 2012.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended Mar. 31,				Three Months Ended Three Months Ended Dec. 31, 2012
	2013	2012	Increase(Decrease)	% Increase(Decrease)		Increase(Decrease)	% Increase(Decrease)
Brokerage and trading revenue	$31,751	$31,111	$640	2%	$31,958	$(207)	(1)%
Transaction card revenue	27,692	25,430	2,262	9%	28,009	(317)	(1)%
Trust fees and commissions	22,313	18,438	3,875	21%	22,030	283	1%
Deposit service charges and fees	22,966	24,379	(1,413)	(6)%	24,174	(1,208)	(5)%
Mortgage banking revenue	39,976	33,078	6,898	21%	46,410	(6,434)	(14)%
Bank-owned life insurance	3,226	2,871	355	12%	2,673	553	21%
Other revenue	10,187	9,264	923	10%	10,554	(367)	(3)%
Total fees and commissions revenue	158,111	144,571	13,540	9%	165,808	(7,697)	(5)%
Gain on other assets, net	467	(3,693)	4,160	N/A	137	330	N/A
Gain on derivatives, net	(941)	(2,473)	1,532	N/A	(637)	(304)	N/A
Gain on fair value option securities, net	(3,171)	(1,733)	(1,438)	N/A	(2,081)	(1,090)	N/A
Gain on available for sale securities	4,855	4,331	524	N/A	1,066	3,789	N/A
Total other-than-temporary impairment	—	(505)	505	N/A	(504)	504	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	(247)	(3,217)	2,970	N/A	(1,163)	916	N/A
Net impairment losses recognized in earnings	(247)	(3,722)	3,475	N/A	(1,667)	1,420	N/A
Total other operating revenue	$159,074	$137,281	$21,793	16%	$162,626	$(3,552)	(2)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 48% of total revenue for the first quarter of 2013, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that are causing net interest revenue compression are also driving strong growth in our mortgage banking revenue. We expect continued growth in other operating revenue through offering new products and services and by further development of our presence in markets outside of Oklahoma. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer hedging and investment banking increased $640 thousand or 2% over the first quarter of 2012.

Securities trading revenue totaled $17.1 million for the first quarter of 2013, up $1.1 million over the first quarter of 2012. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers. We believe these activities will be permitted under the Volcker Rule of the Dodd-Frank Act.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $2.8 million for the first quarter of 2013 compared to $4.6 million for the first quarter of 2012.

Revenue earned from retail brokerage transactions increased $619 thousand or 8% over the first quarter of 2012 to $8.2 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions during the quarter. The number of transactions typically increases with market volatility and decreases with market stability.

Investment banking, which includes fees earned upon completion of underwriting and financial advisory services, totaled $3.7 million for the first quarter of 2013, a $690 thousand or 23% increase over the first quarter of 2012 related to the timing and volume of completed transactions. The increased volume of transactions is primarily the result of the Company's expansion of its municipal financial advisory service capacity, particularly in the Texas market.

Brokerage and trading revenue decreased $207 thousand compared to the fourth quarter of 2012. Securities trading revenue decreased $614 thousand compared to the fourth quarter of 2012. Increased revenue from energy derivative contracts was offset by a decrease in revenue related to interest rate derivative contracts. Retail brokerage fees were up $772 thousand and investment banking fees were down $364 thousand.

The proposed Volcker Rule in Title VI of the Dodd-Frank Act prohibits banking entities from engaging in proprietary trading as defined by the Dodd-Frank Act and restricts sponsorship of, or investment in, private equity funds and hedge funds, subject to limited exceptions. Based on the proposed rules, we expect the Company's trading activity to be largely unaffected. The Company's private equity investment activity may be curtailed, but is not expected to result in a material impact to the Company's financial statements. A compliance program will be required for activities permitted under the proposed rules resulting in additional operating and compliance costs by the Company.

Title VII of the Dodd-Frank Act subjects nearly all derivative transactions to Commodity Futures Trading Commission (“CFTC”) or Securities and Exchange Commission (“SEC”) regulations. This includes registration, recordkeeping, reporting, capital, margin and business conduct requirements on major swap dealers and major swap participants. These regulations, which are now largely complete, are comprehensive and establish a wide range of compliance and reporting obligations. However, in the Company's view, do not appear to materially limit the Company's ability to effect derivative trades for its customer or materially increase compliance costs.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the first quarter of 2013 increased $2.3 million or 9% over the first quarter of 2012. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $14.9 million, up $1.6 million or 12% over the first quarter of 2012, due primarily to increased transaction volumes. Merchant services fees totaled $8.7 million, up $750 thousand or 9% over the prior year. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.1 million for the first quarter of 2013 compared to $4.2 million for the first quarter of 2012.

Transaction card revenue decreased $317 thousand compared to the fourth quarter of 2012. Decreased revenues from processing transactions on behalf of members of our TransFund EFT network and interchange fees from debit cards issued by the Company, were partially offset by increased merchant services fees.

Trust fees and commissions increased $3.9 million or 21% over the first quarter of 2012 and were up $283 thousand over the fourth quarter of 2012. The acquisition of the Milestone Group by BOK Financial in third quarter of 2012 added $1.4 billion of fiduciary assets as of March 31, 2013 and resulted in a $2.4 million increase in trust fees and commissions over the first quarter of 2012. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $27.6 billion at March 31, 2013, $23.8 billion at March 31, 2012 and $25.8 billion at December 31, 2012.

In addition to trust fees and commissions where we served as a fiduciary, we also earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and BOSC, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $1.8 million for the first quarter of 2013 compared to $2.6 million for the first quarter of 2012 and $1.7 million for the fourth quarter of 2012.

Deposit service charges and fees decreased $1.4 million or 6% compared to the first quarter of 2012. Overdraft fees totaled $11.8 million for the first quarter of 2013, a decrease of $1.7 million or 12% compared to the first quarter of 2012. Consumers are generally maintaining higher average balances and better managing their accounts to reduce overdraft fees. Commercial account service charge revenue totaled $9.0 million, down $144 thousand or 2% compared to the prior year. Service charges on deposit accounts with a standard monthly fee were $2.0 million, up $424 thousand or 26% over the first quarter of 2012. Deposit service charges and fees decreased $1.2 million compared to the prior quarter.

Mortgage banking revenue increased $6.9 million over the first quarter of 2012. Revenue from originating and marketing mortgage loans totaled $29.9 million, up $6.8 million or 30% over the first quarter of 2012. Mortgage loans funded for sale totaled $956 million in the first quarter of 2013 compared to $747 million in the first quarter of 2012. In addition to growth in loans funded, outstanding commitments to originate mortgage loans were up $164 million or 54% over March 31, 2012. Mortgage servicing revenue increased $69 thousand or 1% over the first quarter of 2012. The outstanding principal balance of mortgage loans serviced for others totaled $12.3 billion, up $894 million over March 31, 2012.

Mortgage banking revenue decreased $6.4 million compared to the fourth quarter of 2012 primarily due to lower volume and narrowed pricing of loans sold. Residential mortgage loans funded for sale decreased $117 million compared to the previous quarter. Outstanding commitments to originate mortgage loans were up $110 million or 28% over December 31, 2012. Mortgage servicing revenue decreased $355 thousand compared to the prior quarter. The outstanding balance of mortgage loans serviced for others was up $291 million over December 31, 2012.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended Mar. 31,			%	Three Months Ended Dec. 31, 2012		%
	2013	2012	Increase (Decrease)	Increase (Decrease)		Increase (Decrease)	Increase (Decrease)
Originating and marketing revenue:
Residential mortgages loan held for sale	$30,235	$17,092	$13,143	77%	$35,337	$(5,102)	(14)%
Residential mortgage loan commitments	610	2,310	$(1,700)	(74)%	(9,586)	10,196	(106)%
Forward sales contracts	(935)	3,679	$(4,614)	(125)%	10,238	(11,173)	(109)%
Total originating and marketing revenue	29,910	23,081	6,829	30%	35,989	(6,079)	(17)%
Servicing revenue	10,066	9,997	69	1%	10,421	(355)	(3)%
Total mortgage revenue	$39,976	$33,078	$6,898	21%	$46,410	$(6,434)	(14)%

Mortgage loans funded for sale	$956,315	$747,436	$208,879	28%	$1,073,541	$(117,226)	(11)%
Mortgage loan refinances to total funded	62%	67%			62%

	March 31,
	2013	2012	Increase	% Increase	December 31, 2012	Increase	% Increase
Outstanding principal balance of mortgage loans serviced for others	$12,272,691	$11,378,806	$893,885	8%	$11,981,624	$291,067	2%

Net gains on securities, derivatives and other assets

In the first quarter of 2013, we recognized a $4.9 million gain from sales of $728 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure to prepayment risk. We recognized $4.3 million of gains on sales of $992 million of available for sale securities in the first quarter of 2012 and $1.1 million of gain on sales of $84 million in the fourth quarter of 2012.

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

Table 4 -- Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Loss on mortgage hedge derivative contracts, net	$(1,654)	$(707)	$(2,445)
Loss on fair value option securities, net	(3,232)	(2,177)	(2,393)
Loss on economic hedge of mortgage servicing rights	(4,886)	(2,884)	(4,838)
Gain on change in fair value of mortgage servicing rights	2,658	4,689	7,127
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$(2,228)	$1,805	$2,289

Net interest revenue on fair value option securities	$828	$748	$3,165

Average primary residential mortgage interest rate	3.50%	3.36%	3.92%
Average secondary residential mortgage interest rate	2.54%	2.19%	2.87%

Primary rates disclosed in Table 4 above represent rates generally available to borrowers on 30 year conforming mortgage loans and affect the value of our mortgage servicing rights. Secondary rates represent rates generally paid on 30 year residential mortgage-backed securities guaranteed by U.S. government agencies and affect the value of securities and derivative contracts used as an economic hedge of our mortgage servicing rights. The difference between average primary and secondary rates for the first quarter of 2013 was 96 basis points compared to 117 basis points for the fourth quarter of 2012 and 105 basis points for the first quarter of 2012.

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized $247 thousand of other-than-temporary impairment losses in earnings during the first quarter of 2013 on certain private-label residential mortgage-backed securities we do not intend to sell . We recognized other-than-temporary impairment losses in earnings of $3.7 million in the first quarter of 2012 and $1.7 million in the fourth quarter of 2012.

Other Operating Expense

Other operating expense for the first quarter of 2013 totaled $201.3 million, up $19.2 million or 11% over the first quarter of 2012. Changes in the fair value of mortgage servicing rights increased operating expense $2.7 million in the first quarter of 2013 and $7.1 million in the first quarter of 2012. Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $14.7 million or 8% over the first quarter of 2012. Personnel expenses increase $10.9 million or 9%. Non-personnel expenses increase $3.8 million or 5%.

Excluding changes in the fair value of mortgage servicing rights, operating expenses were down $22.8 million over the previous quarter. Personnel expenses decreased $5.5 million and non-personnel expenses decreased $17.3 million.

Table 5 -- Other Operating Expense
(In thousands)

	Three Months Ended Mar. 31,		Increase	% Increase	Three Months Ended Dec. 31, 2012	Increase	% Increase
	2013	2012	(Decrease)	(Decrease)		(Decrease)	(Decrease)
Regular compensation	$67,858	$63,132	$4,726	7%	$67,678	$180	—%
Incentive compensation:
Cash-based	27,045	26,241	804	3%	31,771	(4,726)	(15)%
Stock-based	10,700	6,625	4,075	62%	11,982	(1,282)	(11)%
Total incentive compensation	37,745	32,866	4,879	15%	43,753	(6,008)	(14)%
Employee benefits	20,051	18,771	1,280	7%	19,761	290	1%
Total personnel expense	125,654	114,769	10,885	9%	131,192	(5,538)	(4)%
Business promotion	5,453	4,388	1,065	24%	6,150	(697)	(11)%
Charitable contribution to BOKF Foundation	—	—	—	—%	2,062	(2,062)	(100)%
Professional fees and services	6,985	7,599	(614)	(8)%	10,082	(3,097)	(31)%
Net occupancy and equipment	16,481	16,023	458	3%	16,883	(402)	(2)%
Insurance	3,745	3,866	(121)	(3)%	3,789	(44)	(1)%
Data processing & communications	25,450	22,144	3,306	15%	25,010	440	2%
Printing, postage and supplies	3,674	3,311	363	11%	3,403	271	8%
Net losses & operating expenses of repossessed assets	1,246	2,245	(999)	(44)%	6,665	(5,419)	(81)%
Amortization of intangible assets	876	575	301	52%	1,065	(189)	(18)%
Mortgage banking costs	7,354	8,439	(1,085)	(13)%	10,542	(3,188)	(30)%
Change in fair value of mortgage servicing rights	(2,658)	(7,127)	4,469	(63)%	(4,689)	2,031	(43)%
Other expense	7,064	5,905	1,159	20%	9,931	(2,867)	(29)%
Total other operating expense	$201,324	$182,137	$19,187	11%	$222,085	$(20,761)	(9)%

Number of employees (full-time equivalent)	4,697	4,630	67	1%	4,704	(7)	—%

Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs increased $4.7 million or 7% over the first quarter of 2012 primarily due to increases in headcount and standard annual merit increases which were effective for the majority of our staff March 1.

Incentive compensation increased $4.9 million or 15% over the first quarter of 2012. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $804 thousand or 3% over the first quarter of 2012.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense for equity awards decreased $2.7 million compared to the first quarter of 2012 primarily due to the reversal of compensation costs for awards that did not vest because the performance criteria were not met. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value. Stock-based compensation expense also included deferred compensation that will ultimately be settled in cash indexed to the investment performance or changes in earnings per share. Certain executive officers are permitted to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock. Compensation expense reflects changes in the market value of BOK Financial common stock and other investments. Expense based on changes in the fair value of BOK Financial common stock and other investments increased $259 thousand compared to the the first quarter of 2012. In addition, $9.5 million was accrued in first quarter of 2013 and $3.0 million was accrued in the first quarter of 2012 for the BOK Financial Corp. 2011 True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan is designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. Based on currently available information, amounts estimated to be payable under the 2011 True-Up Plans are approximately $70 million. The final amount due under the 2011 True-Up Plan will be determined as of December 31, 2013 and distributed in 2014. Performance measurement through 2013 may result in future upward or downward adjustments to compensation expense.

Employee benefit expense increased $1.3 million or 7% over the first quarter of 2012 primarily due to increased employee medical insurance costs and payroll taxes. The Company self-insures a portion of its employee health care coverage and these costs may be volatile.
Personnel costs decreased $5.5 million from the fourth quarter of 2012 due largely to incentive compensation. Incentive compensation expense decreased $6.0 million. Cash-based incentive compensation, which rewards employees as they generate business opportunities for the Company by growing loans, deposits, customer relationships or other measurable metrics, decreased $4.7 million. Stock-based incentive compensation expense decreased $1.3 million primarily due to the reversal of costs related to performance shares that did not vest.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $3.8 million compared over the first quarter of 2012. Data processing and communications expense increased $3.3 million primarily due to transaction card activity. In addition, the first quarter of 2012 included $2.0 million expense reduction from the favorable resolution of a dispute with a service provider. Net losses and operating expenses of repossessed assets were down $999 thousand compared to the first quarter of 2012 primarily due to decreased losses from regularly scheduled appraisal updates. All other expenses were up $1.5 million over the first quarter of 2012.

Excluding changes in the fair value of mortgage servicing rights, non-personnel operating expenses decreased $17.3 million compared to the fourth quarter of 2012. Net losses and operating expenses of repossessed assets decreased $5.4 million. Mortgage banking costs decreased $3.2 million primarily due to decreased provision related to mortgage loans sold subject to repurchase. Loss trends related to these loans have stabilized. Professional fees and services were down $3.1 million compared to the prior quarter. During the fourth quarter of 2012, the Company made a $2.1 million discretionary contribution to the BOKF Foundation. The BOKF Foundation partners with various charitable organizations to support needs within our communities. All other non-personnel expenses were down $3.5 million compared to the previous quarter.

Income Taxes

Income tax expense was $47.1 million or 35% of book taxable income for the first quarter of 2013 compared to $45.5 million or 35% of book taxable income for the first quarter of 2012 and $44.3 million or 35% of book taxable income for the fourth quarter of 2012.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $13 million at March 31, 2013, $12 million at December 31, 2012 and $13 million at March 31, 2012. The Internal Revenue Service completed its audit of the Company's 2008 refund claim during the first quarter of 2013 with no adjustments.

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

As shown in Table 6, net income attributable to our lines of business increased $6.1 million or 11% over the first quarter of 2012. The increase in net income attributed to our lines of business was due primarily to decreased net loans charged off and growth in nearly all of our diversified revenue categories over the prior year, partially offset by increased operating expenses.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Commercial Banking	$38,506	$32,984
Consumer Banking	20,418	20,141
Wealth Management	4,198	3,920
Subtotal	63,122	57,045
Funds Management and other	24,842	26,570
Total	$87,964	$83,615

Commercial Banking

Commercial Banking contributed $38.5 million to consolidated net income in the first quarter of 2013, up $5.5 million or 17% over the first quarter of 2012.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Net interest revenue from external sources	$90,818	$89,492	$1,326
Net interest expense from internal sources	(9,128)	(12,049)	2,921
Total net interest revenue	81,690	77,443	4,247
Net loans charged off	1,021	6,392	(5,371)
Net interest revenue after net loans charged off	80,669	71,051	9,618

Fees and commissions revenue	41,432	38,748	2,684
Gain on financial instruments and other assets, net	—	44	(44)
Other operating revenue	41,432	38,792	2,640

Personnel expense	25,480	24,843	637
Net losses and expenses of repossessed assets	1,170	667	503
Other non-personnel expense	19,983	17,725	2,258
Corporate allocations	12,447	12,625	(178)
Total other operating expense	59,080	55,860	3,220

Income before taxes	63,021	53,983	9,038
Federal and state income tax	24,515	20,999	3,516

Net income	$38,506	$32,984	$5,522

Average assets	$10,629,339	$10,013,866	$615,473
Average loans	9,575,332	8,860,991	714,341
Average deposits	9,245,663	8,354,749	890,914
Average invested capital	890,844	896,552	(5,708)
Return on average assets	1.47%	1.32%	15
Return on invested capital	17.53%	14.80%	273
Efficiency ratio	47.98%	48.08%	(10)
Net charge-offs (annualized) to average loans	0.04%	0.29%	(25)

Net interest revenue increased $4.2 million or 5% over the first quarter of 2012. Growth in net interest revenue was due to a $714 million increase in average loan balances and a $891 million increase in average deposits over the first quarter of 2012, partially offset by reduced yields on loans and deposits sold to our Funds Management unit.

Fees and commissions revenue increased $2.7 million or 7% over the first quarter of 2012 primarily due to a $2.1 million increase in transaction card revenues. Commercial deposit service charges and fees decreased $211 thousand compared to the prior year.

Operating expenses increased $3.2 million or 6% over the first quarter of 2012. Personnel costs increased $637 thousand or 3% primarily due to standard annual merit increases and headcount. Net losses and operating expenses on repossessed assets increased $503 thousand over the first quarter of 2012, primarily due to write-downs as the result of a regularly scheduled appraisal update. Other non-personnel expenses increased $2.3 million over the first quarter of 2012 primarily due to increased data processing expenses related to increased transaction card volumes. Corporate expense allocations were largely unchanged compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking increased $714 million to $9.6 billion for the first quarter of 2013. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment. Net Commercial Banking loans charged off decreased $5.4 million compared to the first quarter of 2012 to $1.0 million or 0.04% of average loans attributed to this line of business on an annualized basis. The decrease in net loans charged off was primarily due to a decrease in losses on commercial real estate loans.

Average deposits attributed to Commercial Banking were $9.2 billion for the first quarter of 2013, up $891 million or 11% over the first quarter of 2012. Average balances attributed to our energy customers increased $384 million or 31%, commercial & industrial loan customers increased $177 million or 6% and small business customers increased $90 million or 5%. Average balances held by treasury services customers were down $10 million compared to the first quarter of 2012. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Consumer Banking

Consumer Banking services are provided through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our consumer banking markets and through correspondent loan originators.

Consumer Banking contributed $20.4 million to consolidated net income for the first quarter of 2013, up $277 thousand over the first quarter of 2012 primarily due to growth in mortgage banking revenue. Changes in fair value of our mortgage servicing rights, net of economic hedge, decreased net income attributed to consumer banking by $1.4 million in the first quarter of 2013 compared to increasing net income attributed to Consumer Banking by $1.4 million in the first quarter of 2012.

Table 8 -- Consumer Banking
(In thousands)

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Net interest revenue from external sources	$24,095	$26,587	$(2,492)
Net interest revenue from internal sources	5,483	4,879	604
Total net interest revenue	29,578	31,466	(1,888)
Net loans charged off	930	1,432	(502)
Net interest revenue after net loans charged off	28,648	30,034	(1,386)

Fees and commissions revenue	63,204	55,935	7,269
Gain on financial instruments and other assets, net	(6,063)	(5,695)	(368)
Other operating revenue	57,141	50,240	6,901

Personnel expense	22,526	21,123	1,403
Net (gains) losses and expenses of repossessed assets	(250)	215	(465)
Change in fair value of mortgage servicing rights	(2,658)	(7,127)	4,469
Other non-personnel expense	22,732	22,364	368
Corporate allocations	10,021	10,735	(714)
Total other operating expense	52,371	47,310	5,061

Income before taxes	33,418	32,964	454
Federal and state income tax	13,000	12,823	177

Net income	$20,418	$20,141	$277

Average assets	$5,723,958	$5,784,654	$(60,696)
Average loans	2,354,479	2,401,939	(47,460)
Average deposits	5,642,594	5,615,055	27,539
Average invested capital	297,074	283,496	13,578
Return on average assets	1.45%	1.40%	5	bp
Return on invested capital	27.87%	28.57%	(70)	bp
Efficiency ratio	59.31%	62.28%	(297)	bp
Net charge-offs (annualized) to average loans	0.16%	0.24%	(8)	bp
Residential mortgage loans funded for sale	$956,315	$747,436	$208,879

	March 31, 2013	March 31, 2012	Increase (Decrease)
Banking locations	220	212	8
Residential mortgage loans servicing portfolio[1]	$13,365,991	$12,442,937	$923,054

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from consumer banking activities decreased $1.9 million compared to the first quarter of 2012. Interest earned on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights declined by $2.3 million due to a $36 million reduction in the average balance of this portfolio. Average loan balances were down $47 million or 2% compared to the first quarter of 2012 primarily due to decreased balances of indirect automobile loans. Net interest earned on deposits sold to our Funds Management unit decreased $1.3 million primarily due to lower yields on funds invested.

Net loans charged off by the Consumer Banking unit decreased $502 thousand compared to the first quarter of 2012. Net consumer banking charge-offs also includes indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Fees and commissions revenue increased $7.3 million or 13% over the first quarter of 2012. Mortgage banking revenue was up $7.4 million or 22% over the prior year primarily due to increased residential mortgage loan originations and commitments. Deposit service charges and fees decreased $1.2 million compared to the prior year primarily due to lower overdraft fees.

Excluding the change in the fair value of mortgage servicing rights, operating expenses increased $592 thousand over the first quarter of 2012. Personnel expenses were up $1.4 million or 7% primarily due to expansion of our mortgage banking division, which positioned us to benefit from increased demand as the result of continued low mortgage interest rates. Non-personnel expense increased $368 thousand or 2%. Corporate expense allocations were down $714 thousand compared to the first quarter of 2012. Net losses and operating expenses of repossessed assets were down $465 thousand compared to the prior year.

Average consumer deposits were largely unchanged compared to the first quarter of 2012. Average interest-bearing transaction accounts increased $126 million or 5% and average demand deposits increased $51 million or 8%. Average time deposit balances were down $199 million or 10% compared to the prior year.

Our Consumer Banking division originates, markets and services conventional and government-sponsored residential mortgage loans for all of our geographical markets. We funded $1.0 billion of residential mortgage loans in the first quarter of 2013 and $811 million in the first quarter of 2012. Mortgage loan fundings included $956 million of mortgage loans funded for sale in the secondary market and $46 million funded for retention within the consolidated group. Approximately 27% of our mortgage loans funded were in the Oklahoma market, 15% in the New Mexico market, 14% in the Texas market and 11% in the Colorado market. In addition, 20% of our mortgage loan fundings came from correspondent lenders. Expansion of our mortgage banking division in the Texas, Colorado and Kansas/Missouri markets positioned us to benefit from increased demand as the result of continued low mortgage interest rates.

At March 31, 2013, the Consumer Banking division serviced $12.3 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group. Approximately 97% of the mortgage loans serviced by the Consumer Banking division were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $72 million or 0.58% of loans serviced for others at March 31, 2013 compared to $84 million or 0.70% of loans serviced for others at December 31, 2012. Mortgage servicing revenue, including revenue on loans serviced for the consolidated group, totaled $10.6 million, largely unchanged compared to the first quarter of 2012.

Wealth Management

Wealth Management contributed $4.2 million to consolidated net income in first quarter of 2013, up $278 thousand or 7% over the first quarter of 2012.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Net interest revenue from external sources	$6,516	$7,140	$(624)
Net interest revenue from internal sources	5,278	4,857	421
Total net interest revenue	11,794	11,997	(203)
Net loans charged off	519	650	(131)
Net interest revenue after net loans charged off	11,275	11,347	(72)

Fees and commissions revenue	52,095	46,445	5,650
Gain (loss) on financial instruments and other assets, net	508	(52)	560
Other operating revenue	52,603	46,393	6,210

Personnel expense	38,464	35,165	3,299
Net losses and expenses of repossessed assets	31	4	27
Other non-personnel expense	8,653	6,913	1,740
Corporate allocations	9,859	9,242	617
Other operating expense	57,007	51,324	5,683

Income before taxes	6,871	6,416	455
Federal and state income tax	2,673	2,496	177

Net income	$4,198	$3,920	$278

Average assets	$4,686,952	$4,168,398	$518,554
Average loans	931,790	927,538	4,252
Average deposits	4,613,056	4,106,236	506,820
Average invested capital	202,310	173,853	28,457
Return on average assets	0.36%	0.38%	(2)
Return on invested capital	8.35%	9.14%	(79)
Efficiency ratio	89.23%	87.82%	141
Net charge-offs (annualized) to average loans	0.22%	0.28%	(6)

	March 31, 2013	March 31, 2012	Increase (Decrease)
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$11,608,502	$10,351,742	$1,256,760
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	1,955,313	227,987	1,727,326
Non-managed trust assets in custody	14,042,365	13,195,059	847,306
Total fiduciary assets	27,606,180	23,774,788	3,831,392
Assets held in safekeeping	21,562,010	19,902,629	1,659,381
Brokerage accounts under BOKF administration	4,528,168	4,318,795	209,373
Assets under management or in custody	$53,696,358	$47,996,212	$5,700,146

Net interest revenue for the first quarter of 2013 was down $203 thousand or 2% over the first quarter of 2012. Growth in average assets was largely due to funds sold to the Funds Management unit and was offset by lower yields. Average deposit balances were up $507 million or 12% over the prior year. Average time deposit balances decreased $29 million. These higher costing time deposits were replaced by growth in interest-bearing transaction account balances of $422 million and non-interest bearing demand deposits of $112 million. Average loan balances were largely unchanged compared to the prior year. Net loans charged off decreased $131 thousand from the first quarter of 2012 to $519 thousand or 0.22% of average loans on an annualized basis.

Fees and commissions revenue was up $5.7 million or 12% over the first quarter of 2012. Trust fees and commissions were up $3.9 million or 21% due primarily to the acquisition of The Milestone Group, a Denver based investment adviser to high net worth clients, in the third quarter of 2012. The Milestone Group added $1.5 billion of fiduciary assets as of March 31, 2013 and $2.4 million of revenue in the first quarter of 2013. Brokerage and trading revenue increased $1.8 million or 7% primarily due to increased gains on securities and derivative contracts sold to our mortgage banking customers and growth in investment banking revenue.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the first quarter of 2013, the Wealth Management division participated in 86 underwritings that totaled $1.2 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $519 million of these underwritings. In the first quarter of 2012, the Wealth Management division participated in 90 underwritings that totaled approximately $1.4 billion. Our interest in these underwritings totaled approximately $549 million.

Operating expenses increased $5.7 million or 11% over the first quarter of 2012 primarily due to The Milestone Group acquisition. Personnel expenses increased $3.3 million including a $2.2 million increase in regular compensation and $498 thousand increase in incentive compensation. Non-personnel expenses increased $1.7 million and corporate expense allocations increased $617 thousand.
Geographical Market Distribution

The Company secondarily evaluates performance by primary geographical market. Loans are generally attributed to geographical markets based on the location of the customer and may not reflect the location of the underlying collateral. Brokered deposits and other wholesale funds are not attributed to a geographical market. Funds Management and other also includes insignificant results of operations in locations outside our primary geographic regions. Mortgage origination and marketing revenue is attributed to the geography where the mortgage was originated. Mortgage origination and marketing revenue related to correspondent banking is attributed to the Bank of Oklahoma. All interest revenue on mortgage loans retained by BOKF and servicing revenue for mortgage loans sold in the secondary market and serviced for others is also attributed to the Bank of Oklahoma.

Table 10 -- Net Income (Loss) by Geographic Region
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Bank of Oklahoma	$31,467	$33,733
Bank of Texas	12,310	12,852
Bank of Albuquerque	6,317	4,479
Bank of Arkansas	2,353	2,170
Colorado State Bank & Trust	5,621	2,346
Bank of Arizona	979	(1,835)
Bank of Kansas City	2,358	2,362
Subtotal	61,405	56,107
Funds Management and other	26,559	27,508
Total	$87,964	$83,615

Bank of Oklahoma

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. Oklahoma is a significant market to the Company, representing 46% of our average loans, 54% of our average deposits and 36% of our consolidated net income in the first quarter of 2013. In addition, all of our mortgage servicing activity, TransFund EFT network and 64% of our fiduciary assets are attributed to the Oklahoma market.

Net income generated by the Bank of Oklahoma in the first quarter of 2013 decreased $2.3 million or 7% compared to the first quarter of 2012. Changes in fair value of our mortgage servicing rights, net of economic hedge, decreased net income attributed to the Bank of Oklahoma by $1.4 million in the first quarter of 2013 compared to increasing net income attributed to the Bank of Oklahoma by $1.4 million in the first quarter of 2012.

Table 11 -- Bank of Oklahoma
(Dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Net interest revenue	$56,940	$59,653	$(2,713)
Net loans charged off	(258)	1,654	(1,912)
Net interest revenue after net loans charged off	57,198	57,999	(801)

Fees and commissions revenue	78,433	77,360	1,073
Loss on financial instruments and other assets, net	(5,865)	(5,747)	(118)
Other operating revenue	72,568	71,613	955

Personnel expense	37,719	36,455	1,264
Net (gains) losses and expenses of repossessed assets	(75)	417	(492)
Change in fair value of mortgage servicing rights	(2,658)	(7,127)	4,469
Other non-personnel expense	37,055	34,494	2,561
Corporate allocations	6,224	10,163	(3,939)
Total other operating expense	78,265	74,402	3,863

Income before taxes	51,501	55,210	(3,709)
Federal and state income tax	20,034	21,477	(1,443)

Net income	$31,467	$33,733	$(2,266)

Average assets	$11,635,864	$11,551,365	$84,499
Average loans	5,620,496	5,636,172	(15,676)
Average deposits	10,729,560	10,342,518	387,042
Average invested capital	552,402	551,166	1,236
Return on average assets	1.10%	1.17%	(7)
Return on invested capital	23.10%	24.62%	(152)
Efficiency ratio	59.78%	59.50%	28
Net charge-offs (annualized) to average loans	(0.02)%	0.12%	(14)
Residential mortgage loans funded for sale	$454,919	$346,265	$108,654

Net interest revenue decreased $2.7 million or 5% compared to the first quarter of 2012. Average loan balances were largely unchanged and loan yields were down. Net interest earned on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights declined by $2.3 million due to a $36 million reduction in the average balance of this portfolio. Decreased funding costs and the favorable net interest impact of the $387 million increase in average deposit balances was partially offset by lower yield on funds sold to the Funds Management unit.

Fees and commission revenue was largely unchanged compared to the first quarter of 2012. Transaction card revenue was up $1.3 million on increased transaction volumes and trust fees and commissions increased $772 thousand. Mortgage banking revenue decreased $695 thousand compared to the first quarter of 2012 primarily due to decreased mortgage loan origination and gains on sales of residential mortgage loans in the secondary market. Deposit service charges and fees decreased $898 thousand over the first quarter of 2012 primarily due to a decrease in overdraft charges. Brokerage and trading revenue was down $492 thousand.

Change in the fair value of the mortgage servicing rights, net of economic hedge, decreased net income by $2.2 million for the first quarter of 2013 and increased net income by $2.3 million in the first quarter of 2012.

Excluding the change in the fair value of mortgage servicing rights, other operating expenses were largely unchanged compared to the prior year. Personnel expenses were up $1.3 million or 3%. Increased regular compensation expense due to annual merit increases was partially offset by decreased incentive compensation expense. Non-personnel expenses were up $2.6 million or 7% due primarily to increased data processing expenses related to increased transaction card activity. Corporate expense allocations were down $3.9 million compared to the prior year. Net losses and operating expenses of repossessed assets were down $492 thousand compared to the first quarter of 2012.

The Bank of Oklahoma had net recovery of $258 thousand for first quarter of 2013 compared to net loans charged off of $1.7 million or 0.12% of average loans on an annualized basis for the first quarter of 2012.

Average deposits attributed to the Bank of Oklahoma for the first quarter of 2013 increased $387 million over the first quarter of 2012. Commercial Banking deposit balances increased $248 million or 5% over the prior year. Decreased deposits related to commercial and industrial customers was partially offset by increased average balances related to treasury services and energy customers. Consumer deposits also increased $103 million over the first quarter of 2012. Wealth Management deposits increased $36 million compared to the first quarter of 2012 primarily due to decreased trust deposits.

Bank of Texas

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas. Texas is our second largest market with 34% of our average loans, 25% of our average deposits and 14% of our consolidated net income in the first quarter of 2013.

Table 12 -- Bank of Texas
(Dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Net interest revenue	$37,425	$34,946	$2,479
Net loans charged off	2,674	284	2,390
Net interest revenue after net loans charged off	34,751	34,662	89

Fees and commissions revenue	22,940	19,267	3,673
Gain on financial instruments and other assets, net	—	44	(44)
Other operating revenue	22,940	19,311	3,629

Personnel expense	20,622	19,656	966
Net (gains) losses and expenses of repossessed assets	252	(577)	829
Other non-personnel expense	6,373	5,824	549
Corporate allocations	11,209	8,988	2,221
Total other operating expense	38,456	33,891	4,565

Income before taxes	19,235	20,082	(847)
Federal and state income tax	6,925	7,230	(305)

Net income	$12,310	$12,852	$(542)

Average assets	$5,433,498	$5,023,969	$409,529
Average loans	4,154,176	3,782,795	371,381
Average deposits	4,934,384	4,482,885	451,499
Average invested capital	491,252	486,414	4,838
Return on average assets	0.92%	1.03%	(11)
Return on invested capital	10.16%	10.63%	(47)
Efficiency ratio	63.71%	62.51%	120
Net charge-offs (annualized) to average loans	0.26%	0.03%	23
Residential mortgage loans funded for sale	$121,342	$97,534	$23,808

Net income for the Bank of Texas decreased $542 thousand or 4% compared to the first quarter of 2012. Growth in fees and commissions and net interest revenue was largely offset by increased net loans charged off and operating expenses.

Net interest revenue increased $2.5 million or 7% over the first quarter of 2012 primarily due to decreased deposit costs and growth of the loan portfolio and average deposit balances. Average outstanding loans grew by $371 million or 10% over the first quarter of 2012 and average deposits increased by $451 million or 10%.

Fees and commissions revenue increased $3.7 million or 19% over the first quarter of 2012. Mortgage banking revenue was up $1.6 million or 40% over the prior year on increased mortgage loan originations. Brokerage and trading revenue grew by $1.6 million or 41% primarily due to increased investment banking and customer derivative revenues. Trust fees and commission and transaction card revenue all increased over the prior year, partially offset by a decrease in overdraft fees.

Operating expenses increased $4.6 million or 13% over the first quarter of 2012. Personnel costs were up $966 thousand or 5% primarily due to increased head count in mortgage lending and annual merit increases. Net losses and operating expense of repossessed assets increased $829 thousand over the first quarter of 2012 due primarily to write-downs related to regularly scheduled appraisal updates. Non-personnel expenses increased $549 thousand and corporate expense allocations were up $2.2 million on increased customer transaction activity.

Net loans charged off totaled $2.7 million or 0.26% of average loans for the first quarter of 2013 on an annualized basis, compared to $284 thousand or 0.03% of average loans for the first quarter of 2012 on an annualized basis. Net charge-offs were primarily comprised of a $3.6 net charge-offs related to a single relationship secured by an office building and industrial properties attributed to the Texas market.

Bank of Albuquerque

Net income attributable to the Bank of Albuquerque totaled $6.3 million or 7% of consolidated net income, a $1.8 million or 41% increase over the first quarter of 2012. Net interest income was up $477 thousand over the first quarter of 2012. Average loan balances grew by $53 million over the prior year, primarily due to commercial loan growth. Average deposit balances were up $60 million or 5% over the prior year. Net loans charged off totaled $395 thousand or 0.21% of average loans on annualized basis in the first quarter of 2013 compared to net loans charged off of $886 thousand or 0.50% of average loans on an annualized basis in the first quarter of 2012.

Fees and commission revenue increased $2.7 million or 26% over the prior year primarily due to a $3.0 million increase in mortgage banking revenue. Other operating expense increased $681 thousand or 6%. Personnel expenses were up $445 thousand primarily due to increased incentive compensation. Net losses and operating expenses of repossessed assets was $35 thousand compared to a net gain of $191 thousand in the prior year. Corporate allocation expenses and non-personnel expenses were largely unchanged compared to the prior year.

Table 13 -- Bank of Albuquerque
(Dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Net interest revenue	$8,908	$8,431	$477
Net loans charged off	395	886	(491)
Net interest revenue after net loans charged off	8,513	7,545	968

Other operating revenue – fees and commission	13,135	10,414	2,721

Personnel expense	5,355	4,910	445
Net losses (gains) and expenses of repossessed assets	35	(191)	226
Other non-personnel expense	2,015	1,981	34
Corporate allocations	3,904	3,928	(24)
Total other operating expense	11,309	10,628	681

Income before taxes	10,339	7,331	3,008
Federal and state income tax	4,022	2,852	1,170

Net income	$6,317	$4,479	$1,838

Average assets	$1,402,805	$1,360,588	$42,217
Average loans	762,180	708,803	53,377
Average deposits	1,287,281	1,227,265	60,016
Average invested capital	80,209	80,920	(711)
Return on average assets	1.83%	1.32%	51
Return on invested capital	31.94%	22.26%	968
Efficiency ratio	51.30%	56.40%	(510)
Net charge-offs to average loans (annualized)	0.21%	0.50%	(29)
Residential mortgage loans funded for sale	$149,175	$120,223	$28,952

Bank of Arkansas

Net income attributable to the Bank of Arkansas increased $183 thousand over the first quarter of 2012. Net interest revenue decreased $498 thousand primarily due to a decrease in average loans balances attributed to the Arkansas market. Multifamily residential sector loans decreased and indirect automobile loans continue to runoff. Average loans also decreased compared to the first quarter of 2012 due to the payoff of a significant nonaccruing wholesale/retail sector loan in the second quarter of 2012. Average deposits attributed to the Bank of Arkansas were largely unchanged compared to the prior year. Bank of Arkansas had a net recovery of $71 thousand for the first quarter of 2013 compared to a net charge-off of $63 thousand or 0.10% of average loans on an annualized basis in the first quarter of 2012.

Fees and commissions revenue was up $1.0 million over the prior year primarily due to increased securities trading revenue at our Little Rock office and increased mortgage banking revenue. Other operating expenses were up $316 thousand primarily due to increased incentive compensation costs related to trading activity.

Table 14 -- Bank of Arkansas
(Dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Net interest revenue	$1,469	$1,967	$(498)
Net loans charged off (recovered)	(71)	63	(134)
Net interest revenue after net loans charged off (recovered)	1,540	1,904	(364)

Other operating revenue – fees and commissions	12,228	11,249	979

Personnel expense	5,866	5,485	381
Net losses and expenses of repossessed assets	23	6	17
Other non-personnel expense	1,075	1,356	(281)
Corporate allocations	2,953	2,754	199
Total other operating expense	9,917	9,601	316

Income before taxes	3,851	3,552	299
Federal and state income tax	1,498	1,382	116

Net income	$2,353	$2,170	$183

Average assets	$198,043	$275,644	$(77,601)
Average loans	172,806	259,587	(86,781)
Average deposits	222,001	221,254	747
Average invested capital	17,724	22,210	(4,486)
Return on average assets	4.82%	3.17%	165
Return on invested capital	53.84%	39.30%	1,454
Efficiency ratio	72.40%	72.65%	(25)
Net charge-offs (recoveries) to average loans (annualized)	(0.17)%	0.10%	(27)
Residential mortgage loans funded for sale	$26,080	$24,519	$1,561

Colorado State Bank & Trust

Net income attributed to Colorado State Bank & Trust increased $3.3 million over the first quarter of 2012 to $5.6 million. Colorado State Bank & Trust experienced a net recovery of $466 thousand compared to net loans charged off of $1.9 million or 0.92% of average loans on an annualized basis in first quarter of 2012. Net interest revenue increased $1.3 million due primarily to a $233 million or 28% increase in average loans outstanding and lower deposit costs, partially offset by decreased yield on funds sold to the Funds Management unit. Average deposits grew $84 million or 6% over the first quarter of 2012. Interest-bearing transaction deposits grew by $107 million and demand deposits were up $16 million, partially offset by a $43 million decrease in time deposits.

Fees and commissions revenue was up $4.4 million over the first quarter of 2012 primarily related to a $2.6 million increase in trust fees and commissions due to the acquisition of the Milestone Group during the third quarter of 2012 and a $1.2 million increase in mortgage banking revenue. The Milestone Group is a Denver-based registered investment adviser which provides wealth management services to high net worth clients in Colorado and Nebraska. Operating expenses were up $2.7 million over the prior year primarily due to the Milestone Group acquisition. Personnel expenses were up $1.5 million, corporate expense allocations increased $263 thousand and non-personnel expenses were up $878 thousand.

Table 15 -- Colorado State Bank & Trust
(Dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Net interest revenue	$9,831	$8,544	$1,287
Net loans charged off (recovered)	(466)	1,888	(2,354)
Net interest revenue after net loans charged off (recovered)	10,297	6,656	3,641

Other operating revenue – fees and commissions revenue	12,118	7,724	4,394

Personnel expense	7,304	5,776	1,528
Net losses (gains) and expenses of repossessed assets	(12)	(18)	6
Other non-personnel expense	2,218	1,340	878
Corporate allocations	3,705	3,442	263
Total other operating expense	13,215	10,540	2,675

Income before taxes	9,200	3,840	5,360
Federal and state income tax	3,579	1,494	2,085

Net income	$5,621	$2,346	$3,275

Average assets	$1,431,720	$1,324,847	$106,873
Average loans	1,059,515	826,268	233,247
Average deposits	1,399,794	1,316,079	83,715
Average invested capital	148,257	119,020	29,237
Return on average assets	1.59%	0.71%	88
Return on invested capital	15.38%	7.93%	745
Efficiency ratio	60.21%	64.79%	(458)
Net charge-offs (recoveries) to average loans (annualized)	(0.18)%	0.92%	(110)
Residential mortgage loans funded for sale	$104,767	$90,266	$14,501

Bank of Arizona

Bank of Arizona had net income of $979 thousand for the first quarter of 2013 compared to a net loss of $1.8 million for the first quarter of 2012. Bank of Arizona experienced a net recovery of $50 thousand for the first quarter of 2013 compared to net loans charged off of $3.6 million or 2.63% of average loans on an annualized basis for the first quarter of 2012. Net losses and operating expenses on repossessed assets totaled $724 thousand in the first quarter of 2013 compared to $1.2 million in the first quarter of 2012. Write-downs of repossessed assets increased compared to the prior year primarily due to regularly scheduled appraisal updates.

Net interest revenue increased $359 thousand or 8% over the first quarter of 2012. Average loan balances were up $28 million or 5% compared to the first quarter of 2012. Average deposits were up $312 million or 126% over the first quarter of 2012. Interest-bearing transaction account balances increased $274 million and demand deposit balances increased $40 million both primarily due to growth in commercial deposits.

Fees and commissions revenue was up $1.2 million primarily due to increased mortgage banking revenue. Other operating expense increased $975 thousand or 18% over the first quarter of 2012. Personnel expenses increased due to increased incentive compensation and annual merit increases. Corporate allocations increased due to increased customer transaction activity.

Table 16 -- Bank of Arizona
(Dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Net interest revenue	$4,627	$4,268	$359
Net loans charged off (recovered)	(50)	3,623	(3,673)
Net interest revenue after net loans charged off (recovered)	4,677	645	4,032

Fees and commissions revenue	3,084	1,845	1,239
Gain on financial instruments and other assets, net	310	—	310
Other operating revenue	3,394	1,845	1,549

Personnel expense	3,151	2,354	797
Net losses and expenses of repossessed assets	724	1,231	(507)
Other non-personnel expense	915	761	154
Corporate allocations	1,678	1,147	531
Total other operating expense	6,468	5,493	975

Income (loss) before taxes	1,603	(3,003)	4,606
Federal and state income tax	624	(1,168)	1,792

Net income (loss)	$979	$(1,835)	$2,814

Average assets	$635,020	$609,510	$25,510
Average loans	582,897	554,666	28,231
Average deposits	559,025	247,313	311,712
Average invested capital	61,878	61,409	469
Return on average assets	0.63%	(1.21)%	184
Return on invested capital	6.42%	(12.02)%	1,844
Efficiency ratio	83.88%	89.86%	(598)
Net charge-offs (recoveries) to average loans (annualized)	(0.03)%	2.63%	(266)
Residential mortgage loans funded for sale	$35,201	$15,172	$20,029

Bank of Kansas City

Net income attributed to the Bank of Kansas City was largely unchanged compared to the first quarter of 2012. Net interest revenue increased $738 thousand or 24%. Average loan balances increased $87 million or 21% and average deposits balances were up $131 million or 55%. Demand deposit balances grew $200 million due primarily to commercial account balances. Interest-bearing transaction account balances were down $61 million and higher costing time deposit balances decreased by $8.3 million. Net loans charged off totaled $128 thousand or 0.10% on an annualized basis for the first quarter of 2013 compared to $87 thousand or 0.08% on an annualized basis for the first quarter of 2012.

Fees and commissions revenue increased $372 thousand or 4% over the prior year primarily due to increased mortgage banking revenue, partially offset by a decrease in brokerage and trading revenue. Personnel costs were up $212 thousand primarily due to increased incentive compensation and merit increase. Non-personnel expense increased $466 thousand and corporate expense allocations increased by $411 thousand on higher customer transaction volume.

Table 17 -- Bank of Kansas City
(Dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Net interest revenue	$3,851	$3,113	$738
Net loans charged off (recovered)	128	87	41
Net interest revenue after net loans charged off (recovered)	3,723	3,026	697

Other operating revenue – fees and commission	9,164	8,792	372

Personnel expense	5,012	4,800	212
Net losses and expenses of repossessed assets	4	19	(15)
Other non-personnel expense	1,457	991	466
Corporate allocations	2,554	2,143	411
Total other operating expense	9,027	7,953	1,074

Income before taxes	3,860	3,865	(5)
Federal and state income tax	1,502	1,503	(1)

Net income	$2,358	$2,362	$(4)

Average assets	$529,025	$439,302	$89,723
Average loans	509,531	422,176	87,355
Average deposits	369,269	238,726	130,543
Average invested capital	37,498	32,139	5,359
Return on average assets	1.81%	2.16%	(35)
Return on invested capital	25.50%	29.56%	(406)
Efficiency ratio	69.36%	66.80%	256
Net charge-offs (annualized) to average loans	0.10%	0.08%	2
Residential mortgage loans funded for sale	$64,831	$53,457	$11,374

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, support customer transactions, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of March 31, 2013, December 31, 2012 and March 31, 2012.

At March 31, 2013, the carrying value of investment (held-to-maturity) securities was $589 million and the fair value was $615 million. Investment securities consist primarily of long-term, fixed rate Oklahoma municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $84 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $10.8 billion at March 31, 2013, a decrease of $202 million from December 31, 2012. The decrease was primarily in U.S. government agency residential mortgage-backed securities partially offset by an increase in U.S. government agency backed commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At March 31, 2013, residential mortgage-backed securities represented 86% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Current interest rates are historically low and prices for residential mortgage-backed securities are historically high resulting in low effective durations. Our best estimate of the duration of the residential mortgage-backed securities portfolio at March 31, 2013 is 2.6 years. Management estimates the duration extends to 3.7 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.4 years assuming a 50 basis point decline in the current low rate environment. Net unamortized premiums are less than 1% of the available for sale securities portfolio amortized cost.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At March 31, 2013, approximately $9.0 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $9.2 billion at March 31, 2013.

We also hold amortized cost of $307 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $15 million from December 31, 2012 primarily due to cash received. Other-than-temporary impairment losses charged against earnings related to privately issued mortgage-backed securities totaled $247 thousand during the first quarter of 2013. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $316 million at March 31, 2013.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $188 million of Jumbo-A residential mortgage loans and $119 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage-backed securities held that were originated in 2007 and 2006. The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 10.2% and has been fully absorbed as of March 31, 2013. The Jumbo-A residential mortgage-backed securities had original credit enhancement of 9.4% and the current level is 3.9%. Approximately 79% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 24% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $8.7 million at March 31, 2013, up $2.1 million from December 31, 2012. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. Other-than-temporary impairment charges of $247 thousand were recognized in earnings in the first quarter of 2013 related to certain privately issued residential mortgage-backed securities that we do not intend to sell.

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
Bank-Owned Life Insurance

We have approximately $278 million of bank-owned life insurance at March 31, 2013. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $247 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At March 31, 2013, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $267 million. As the underlying fair value of the investments held in a separate account at March 31, 2013 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $31 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.1 billion at March 31, 2013, a decrease of $218 million compared to December 31, 2012.

Table 18 -- Loans
(In thousands)

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Commercial:
Energy	$2,349,432	$2,460,659	$2,416,877	$2,268,852	$2,152,301
Services	2,114,799	2,164,186	1,967,568	1,988,330	1,951,021
Wholesale/retail	1,085,000	1,106,439	1,060,061	946,684	997,174
Manufacturing	399,818	348,484	343,360	347,086	341,706
Healthcare	1,081,636	1,081,406	1,022,851	984,340	983,161
Integrated food services	173,800	191,106	200,453	206,269	204,101
Other commercial and industrial	213,820	289,632	255,737	293,974	314,121
Total commercial	7,418,305	7,641,912	7,266,907	7,035,535	6,943,585

Commercial real estate:
Construction and land development	237,829	253,093	293,733	292,097	315,541
Retail	584,279	522,786	535,456	506,146	477,975
Office	420,644	427,872	414,246	395,339	380,176
Multifamily	460,474	402,896	393,129	358,416	432,970
Industrial	237,049	245,994	183,846	228,725	286,919
Other real estate	344,885	376,358	356,862	369,007	358,718
Total commercial real estate	2,285,160	2,228,999	2,177,272	2,149,730	2,252,299

Residential mortgage:
Permanent mortgage	1,091,575	1,123,965	1,138,960	1,144,839	1,138,439
Permanent mortgages guaranteed by U.S. government agencies	162,419	160,444	162,271	162,240	180,862
Home equity	758,456	760,631	715,072	695,806	649,625
Total residential mortgage	2,012,450	2,045,040	2,016,303	2,002,885	1,968,926

Consumer:
Indirect automobile	24,368	34,735	47,281	62,938	81,524
Other consumer	353,281	360,770	324,604	325,343	331,110
Total consumer	377,649	395,505	371,885	388,281	412,634

Total	$12,093,564	$12,311,456	$11,832,367	$11,576,431	$11,577,444

Outstanding commercial loan balances decreased $224 million compared to December 31, 2012 due primarily to a $236 million decrease in commercial loan balances attributed to the Oklahoma market. Commercial real estate loans grew by $56 million during the first quarter of 2013 primarily in the Texas and Arizona markets. Residential mortgage loans were down $32 million compared to December 31, 2012. Consumer loans decreased $18 million from December 31, 2012 primarily related to the continued runoff of indirect automobile loans related to the previously announced decision to curtail that business.

A breakdown by geographical market follows on Table 19 with discussion of changes in the balance by portfolio and geography. This breakdown may not always represent the location of the borrower or the collateral. The previous periods have been reclassified to conform to the current period loan classification and market attribution.

Table 19 -- Loans by Principal Market
(In thousands)

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Bank of Oklahoma:
Commercial	$2,853,608	$3,089,686	$3,015,621	$3,012,458	$3,042,389
Commercial real estate	568,500	580,694	598,667	614,541	605,528
Residential mortgage	1,468,434	1,488,486	1,466,590	1,452,269	1,420,961
Consumer	207,662	220,096	197,457	201,926	212,576
Total Bank of Oklahoma	5,098,204	5,378,962	5,278,335	5,281,194	5,281,454

Bank of Texas:
Commercial	2,718,050	2,726,925	2,572,928	2,443,946	2,365,343
Commercial real estate	800,577	771,796	712,899	678,882	802,235
Residential mortgage	272,406	275,408	268,250	269,704	263,905
Consumer	110,060	116,252	108,854	115,203	124,491
Total Bank of Texas	3,901,093	3,890,381	3,662,931	3,507,735	3,555,974

Bank of Albuquerque:
Commercial	271,075	265,830	267,467	262,493	273,535
Commercial real estate	332,928	326,135	316,040	308,060	304,709
Residential mortgage	129,727	130,337	120,606	115,599	109,626
Consumer	14,403	15,456	15,883	15,534	18,127
Total Bank of Albuquerque	748,133	737,758	719,996	701,686	705,997

Bank of Arkansas:
Commercial	54,191	62,049	48,097	49,344	72,425
Commercial real estate	88,264	90,821	119,306	119,919	131,857
Residential mortgage	11,285	13,046	12,939	13,083	15,145
Consumer	13,943	15,421	19,720	24,246	28,765
Total Bank of Arkansas	167,683	181,337	200,062	206,592	248,192

Colorado State Bank & Trust:
Commercial	822,942	776,610	708,223	662,583	580,257
Commercial real estate	171,251	173,327	158,387	163,175	158,400
Residential mortgage	56,052	59,363	59,395	62,313	62,738
Consumer	20,990	19,333	19,029	20,570	19,741
Total Colorado State Bank & Trust	1,071,235	1,028,633	945,034	908,641	821,136

Bank of Arizona:
Commercial	326,266	313,296	300,544	278,184	269,116
Commercial real estate	229,020	201,760	204,164	199,252	198,882
Residential mortgage	54,285	57,803	65,513	67,767	76,257
Consumer	5,664	4,686	6,150	6,220	5,365
Total Bank of Arizona	615,235	577,545	576,371	551,423	549,620

Bank of Kansas City:
Commercial	372,173	407,516	354,027	326,527	340,520
Commercial real estate	94,620	84,466	67,809	65,901	50,688
Residential mortgage	20,261	20,597	23,010	22,150	20,294
Consumer	4,927	4,261	4,792	4,582	3,569
Total Bank of Kansas City	491,981	516,840	449,638	419,160	415,071

Total BOK Financial loans	$12,093,564	$12,311,456	$11,832,367	$11,576,431	$11,577,444

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

The commercial loan portfolio decreased $224 million during the first quarter of 2013. Economic uncertainty over taxes and health care costs has influenced commercial customers to remain conservative in the expansion of their businesses. Energy sector loans decreased $111 million compared to December 31, 2012, primarily in the Oklahoma market. In conjunction with a standard evaluation of credit risk and related pricing, certain relationships were reduced during the quarter. Other commercial and industrial sector loans decreased $76 million primarily in the Oklahoma and Kansas City Markets. Service sector loans decreased $49 million. Service sector loans attributed to the Texas market decreased $73 million, partially offset by growth in the Arizona, Kansas City and Oklahoma markets. Wholesale/retail sector loans decreased $21 million. Decreased loan balances attributed to the Oklahoma and Kansas City markets were partially offset by growth in the Texas market. Manufacturing sector loans grew by $51 million during the first quarter primarily in the Oklahoma and Texas markets.

The commercial sector of our loan portfolio is distributed as follows in Table 20.

Table 20 -- Commercial Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Energy	$956,942	$909,682	$5,168	$212	$477,428	$—	$—	$2,349,432
Services	660,340	777,785	169,978	11,803	224,993	177,662	92,238	2,114,799
Wholesale/retail	371,920	490,270	41,651	35,466	14,943	71,419	59,331	1,085,000
Healthcare	594,959	309,204	37,009	4,083	80,675	32,963	22,743	1,081,636
Manufacturing	182,642	135,007	6,167	2,404	15,318	42,945	15,335	399,818
Integrated food services	2,971	5,843	—	—	6,876	—	158,110	173,800
Other commercial and industrial	83,834	90,259	11,102	223	2,709	1,277	24,416	213,820
Total commercial loans	$2,853,608	$2,718,050	$271,075	$54,191	$822,942	$326,266	$372,173	$7,418,305

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

Outstanding energy loans totaled $2.3 billion or 19% of total loans at March 31, 2013. Unfunded energy loan commitments increased by $5.5 million to $2.4 billion at March 31, 2013. Approximately $2.1 billion of energy loans were to oil and gas producers, down $87 million compared to December 31, 2012. Approximately 58% of the committed production loans are secured by properties primarily producing oil and 42% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers that manufacture equipment primarily for the energy industry decreased $13 million during the first quarter of 2013 to $36 million. Loans to borrowers engaged in wholesale or retail energy sales decreased $9.3 million to $119 million and loans to borrowers that provide services to the energy industry decreased $5.2 million to $64 million.

The services sector of the loan portfolio totaled $2.1 billion or 17% of total loans and consists of a large number of loans to a variety of businesses, including gaming, public finance, educational, insurance and communications. Service sector loans decreased $49 million from December 31, 2012. Approximately $1.2 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At March 31, 2013, the outstanding principal balance of these loans totaled $2.3 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 14% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.

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

Commercial real estate loans totaled $2.3 billion or 19% of the loan portfolio at March 31, 2013. The outstanding balance of commercial real estate loans increased $56 million over the fourth quarter of 2012. Loans secured by retail facilities grew by $61 million primarily in the Texas, Oklahoma and Colorado markets and multifamily residential properties grew by $58 million in the Texas and Arizona markets. Other commercial real estate loans were down $31 million from December 31, 2012 primarily in the Oklahoma and Texas markets. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 22% over the past five years. The commercial real estate sector of our loan portfolio is distributed as follows in Table 21.

Table 21 -- Commercial Real Estate Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Construction and land development	$76,619	$41,388	$48,403	$16,735	$38,150	$8,733	$7,801	$237,829
Retail	147,934	226,429	72,592	12,409	22,676	84,295	17,944	584,279
Office	74,570	190,554	92,817	9,347	20,614	31,253	1,489	420,644
Multifamily	126,933	152,890	33,124	19,798	28,591	53,856	45,282	460,474
Industrial	47,184	118,208	37,471	450	6,570	18,966	8,200	237,049
Other real estate	95,260	71,108	48,521	29,525	54,650	31,917	13,904	344,885
Total commercial real estate loans	$568,500	$800,577	$332,928	$88,264	$171,251	$229,020	$94,620	$2,285,160

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $15 million from December 31, 2012 to $238 million at March 31, 2013 primarily due to payments. We had a net recovery of $274 thousand for construction and land development loans and no transfers to other real estate owned for the first quarter of 2013.

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

Residential mortgage loans totaled $2.0 billion, a decrease of $32 million from December 31, 2012. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

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

Approximately $67 million or 6% of the non-guaranteed portion of the permanent mortgage loans consist of first lien, fixed-rate residential mortgage loans originated under various community development programs. The outstanding balance of these loans is down from $70 million at December 31, 2012. These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation. However, these loans do have a higher risk of delinquency and losses in the event of default than traditional residential mortgage loans. The initial maximum LTV of loans in these programs was 103%.

At March 31, 2013, $162 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $2.0 million over December 31, 2012.

Home equity loans totaled $758 million at March 31, 2013, a $2.2 million decrease from December 31, 2012. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayment. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at March 31, 2013 by lien position and amortizing status follows in Table 22.

Table 22 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$37,174	$486,356	$523,530
Junior lien	52,808	182,118	234,926
Total home equity	$89,982	$668,474	$758,456

Indirect automobile loans decreased $10 million from December 31, 2012, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009. Approximately $24 million of indirect automobile loans remain outstanding at March 31, 2013. Other consumer loans decreased $7.5 million during the first quarter of 2013.

The composition of residential mortgage and consumer loans at March 31, 2013 is as follows in Table 23. All permanent residential mortgage loans originated and serviced by our mortgage banking unit are attributed to the Oklahoma market. Other permanent residential mortgage loans originated by the Bank are attributed to their respective principal market.

Table 23 -- Residential Mortgage and Consumer Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Residential mortgage:
Permanent mortgage	$854,130	$137,349	$10,147	$6,087	$29,189	$42,583	$12,090	$1,091,575
Permanent mortgages guaranteed by U.S. government agencies	162,419	—	—	—	—	—	—	162,419
Home equity	451,885	135,057	119,580	5,198	26,863	11,702	8,171	758,456
Total residential mortgage	$1,468,434	$272,406	$129,727	$11,285	$56,052	$54,285	$20,261	$2,012,450

Consumer:
Indirect automobile	$11,801	$4,843	$—	$7,724	$—	$—	$—	$24,368
Other consumer	195,861	105,217	14,403	6,219	20,990	5,664	4,927	353,281
Total consumer	$207,662	$110,060	$14,403	$13,943	$20,990	$5,664	$4,927	$377,649
Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $6.9 billion and standby letters of credit which totaled $491 million at March 31, 2013. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $629 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at March 31, 2013.

As more fully described in Note 6 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At March 31, 2013, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $220 million, down from $227 million at December 31, 2012. Substantially all of these loans are to borrowers in our primary markets including $154 million to borrowers in Oklahoma, $23 million to borrowers in Arkansas, $15 million to borrowers in New Mexico and $12 million to borrowers in the Kansas/Missouri.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 6 to the Consolidated Financial Statements. For the period from 2010 through the first quarter of 2013 combined, approximately 12% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $5.9 million at March 31, 2013 and $5.3 million at December 31, 2012.

Customer Derivative Programs

We offer programs that permit our customers to hedge various risks, including fluctuations in energy, cattle and other agricultural product prices, interest rates and foreign exchange rates, or to take positions in derivative contracts. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties to minimize market risk due to changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk and profit.

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

Derivative contracts are carried at fair value. At March 31, 2013, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $322 million compared to $334 million at December 31, 2012. Derivative contracts carried as assets included to-be-announced residential mortgage-backed securities sold to our mortgage banking customers considered interest rate derivative contracts with fair values of $38 million, interest rate swaps sold to loan customers with fair values of $66 million, energy contracts with fair values of $27 million and foreign exchange contracts with fair values of $177 million. The aggregate net fair values of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $319 million at March 31, 2013 and $332 million at December 31, 2012.

At March 31, 2013, total derivative assets were reduced by $1.6 million of cash collateral received from counterparties and total derivative liabilities were reduced by $67 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2013 follows in Table 24.

Table 24 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$211,321
Banks and other financial institutions	98,619
Exchanges	7,633
Energy companies	2,718
Fair value of customer risk management program asset derivative contracts, net	$320,291

The largest exposure to a single counterparty was to a loan customer for an interest rate swap which totaled $12 million at March 31, 2013 used to convert their variable rate loan to a fixed rate. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $6.5 million at March 31, 2013. In addition, we have an aggregate gross exposure to internationally active domestic financial institutions of approximately $200 million at March 31, 2013.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $29.59 per barrel of oil would increase the fair value of derivative assets by $25 million. An increase in prices equivalent to $163.93 per barrel of oil would increase the fair value of derivative assets by $478 million as current prices move away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $34 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2013, changes in interest rate would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and off-balance sheet credit losses totaled $207 million or 1.71% of outstanding loans and 156% of nonaccruing loans at March 31, 2013. The allowance for loans losses was $206 million and the accrual for off-balance sheet credit losses was $1.1 million. At December 31, 2012, the combined allowance for credit losses was $217 million or 1.77% of outstanding loans and 162% of nonaccruing loans at December 31, 2012. The allowance for loan losses was $216 million and the accrual for off-balance sheet credit losses was $1.9 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, the Company determined that an $8.0 million negative provision for credit losses was necessary during the first quarter of 2013. Continued low charge-off levels and a decrease in outstanding loan balances during the quarter resulted in a lower combined allowance for credit losses as of March 31, 2013. A $14.0 million negative provision for credit losses was recorded in the fourth quarter of 2012 and no provision for credit losses was recorded in the first quarter of 2012.

Table 25 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012		June 30, 2012	March 31, 2012
Allowance for loan losses:
Beginning balance	$215,507	$233,756	$231,669		$244,209	$253,481
Loans charged off:
Commercial	(298)	(1,501)	(812)		(4,094)	(2,934)
Commercial real estate	(4,800)	(1,094)	(2,607)		(1,216)	(6,725)
Residential mortgage	(1,779)	(2,600)	(1,600)		(4,061)	(1,786)
Consumer	(2,032)	(2,805)	(3,902)		(2,172)	(2,229)
Total	(8,909)	(8,000)	(8,921)		(11,543)	(13,674)
Recoveries of loans previously charged off:
Commercial	3,393	947	(890)	[1]	4,125	1,946
Commercial real estate	1,124	1,166	2,684		544	1,312
Residential mortgage	572	469	298		750	411
Consumer	1,468	1,141	1,112		1,283	1,520
Total	6,557	3,723	3,204		6,702	5,189
Net loans charged off	(2,352)	(4,277)	(5,717)		(4,841)	(8,485)
Provision for loan losses	(7,190)	(13,972)	7,804		(7,699)	(787)
Ending balance	$205,965	$215,507	$233,756		$231,669	$244,209
Accrual for off-balance sheet credit losses:
Beginning balance	$1,915	$1,943	$9,747		$10,048	$9,261
Provision for off-balance sheet credit losses	(810)	(28)	(7,804)		(301)	787
Ending balance	$1,105	$1,915	$1,943		$9,747	$10,048
Total combined provision for credit losses	$(8,000)	$(14,000)	$—		$(8,000)	$—
Allowance for loan losses to loans outstanding at period-end	1.70%	1.75%	1.98%		2.00%	2.11%
Net charge-offs (annualized) to average loans	0.08%	0.14%	0.19%	[1]	0.17%	0.30%
Total provision for credit losses (annualized) to average loans	(0.26)%	(0.47)%	—%		(0.28)%	—%
Recoveries to gross charge-offs	73.60%	46.54%	35.92%		58.06%	37.95%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.02%	0.03%	0.03%		0.15%	0.15%
Combined allowance for credit losses to loans outstanding at period-end	1.71%	1.77%	1.99%		2.09%	2.20%

[1]
Includes $7.1 million of negative recovery related to a refund of a settlement between BOK Financial and the City of Tulsa invalidated by the Oklahoma Supreme Court. Excluding this refund, BOK Financial had net charge-offs (recoveries) to average loans of (0.05%) on an annualized basis.

Allowance for Loan Losses

The appropriateness of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio. The allowance consists of specific allowances attributed to certain impaired loans, general allowances based on expected loss rates by loan class and non-specific allowances based on general economic conditions, concentration in loans with large balances and other relevant factors.

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. At March 31, 2013, impaired loans totaled $295 million, including $3.1 million with specific allowances of $1.0 million and $292 million with no specific allowances because the loans balances represent the amounts we expect to recover. At December 31, 2012, impaired loans totaled $294 million, including $11 million of impaired loans with specific allowances of $4.2 million and $283 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $162 million at March 31, 2013 compared to $167 million at December 31, 2012. Estimated loss rates continue to decline due to lower charge-offs and loan balances decreased from December 31, 2012. The decrease in the general allowance was due primarily to a $3.5 million decrease in general allowance related to commercial real estate loans. Charge-offs related to residential construction and land development loans are the lowest they have been since the third quarter of 2007. This low charge-off level coupled with decreased loan balances for the portfolio segment resulted in the decrease.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $43 million at March 31, 2013, largely unchanged from December 31, 2012 as these risks were largely unchanged compared to the prior quarter. The nonspecific allowance at both March 31, 2013 and December 31, 2012 includes consideration of the bankruptcy filing by a major employer in the Tulsa, Dallas/Ft. Worth and Kansas City markets. Although we have no direct exposure, the secondary effect on employees, retirees, vendors, suppliers and other business partners could be significant. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. As demonstrated by continued domestic and European accommodative monetary policies, these factors remain a continued significant risk.

An allocation of the allowance for loan losses by loan category is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loans agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. The potential problem loans totaled $111 million at March 31, 2013. The current composition of potential problem loans by primary industry included services - $31 million, construction and land development - $19 million, wholesale/retail - $11 million, manufacturing - $11 million and other commercial real estate - $10 million. Potential problem loans totaled $141 million at December 31, 2012.
Net Loans Charged Off

Loans are charged off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Internally risk graded loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans are generally charged off when payments are between 60 days and 180 days past due, depending on loan class. In addition, non-risk graded loans are are generally charged-down to collateral value within 60 days of being notified of a borrower's bankruptcy filing, regardless of payment status.

Net loans charged off during the first quarter of 2013 totaled $2.4 million compared to $4.3 million in the fourth quarter of 2012 and $8.5 million in the first quarter of 2012. The ratio of net loans charged off to average loans on an annualized basis was 0.08% for the first quarter of 2013 compared with 0.14% for the fourth quarter of 2012 and 0.30% for the first quarter of 2012. Net loans charged off in the first quarter of 2013 decreased $1.9 million compared to the previous quarter.

Net loans charged off (recovered) by portfolio segment category and principal market area during the first quarter of 2013 follow in Table 26.

Table 26 -- Net Loans Charged Off (Recovered)
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total
Commercial	$(299)	$(2,807)	$25	$(11)	$(84)	$69	$12	$(3,095)
Commercial real estate	(315)	4,700	(475)	—	(29)	(205)	—	3,676
Residential mortgage	387	549	20	—	120	81	50	1,207
Consumer	(31)	232	(36)	(60)	388	5	66	564
Total net loans charged off (recovered)	$(258)	$2,674	$(466)	$(71)	$395	$(50)	$128	$2,352

Net commercial loans charged off (recovered) during the first quarter of 2013 decreased $3.6 million and was comprised primarily of a $2.4 million recovery from a single healthcare sector customer in the Texas market.

Net charge-offs of commercial real estate loans increased $3.7 million over the fourth quarter of 2012 and were primarily comprised of a $3.9 net charge-off related to a single relationship secured by office buildings and industrial properties attributed to the Texas market.

Residential mortgage net charge-offs were down $924 thousand compared to the previous quarter and consumer loan net charge-offs, which include indirect auto loan and deposit account overdraft losses, decreased $1.1 million.  All residential mortgage net charge-offs related to loans serviced by our mortgage company across our geographical footprint are attributed to the Oklahoma market.

Nonperforming Assets

Table 27 -- Nonperforming Assets
(In thousands)

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Nonaccruing loans:
Commercial	$19,861	$24,467	$21,762	$34,529	$61,750
Commercial real estate	65,175	60,626	75,761	80,214	86,475
Residential mortgage	45,426	46,608	29,267	22,727	27,462
Consumer	2,171	2,709	5,109	7,012	7,672
Total nonaccruing loans	132,633	134,410	131,899	144,482	183,359
Accruing renegotiated loans:
Guaranteed by U.S. government agencies	47,942	38,515	24,590	24,760	32,770
Other	—	—	3,402	3,655	3,994
Total accruing renegotiated loans	47,942	38,515	27,992	28,415	36,764
Total nonperforming loans	180,575	172,925	159,891	172,897	220,123
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies	27,864	22,365	22,819	21,405	20,021
Other	74,837	81,426	81,309	84,303	95,769
Real estate and other repossessed assets	102,701	103,791	104,128	105,708	115,790
Total nonperforming assets	$283,276	$276,716	$264,019	$278,605	$335,913
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$207,256	$215,347	$216,610	$232,440	$283,122

Nonaccruing loans by principal market:
Bank of Oklahoma	$54,392	$56,424	$41,599	$49,931	$64,097
Bank of Texas	37,571	31,623	28,046	24,553	29,745
Bank of Albuquerque	12,479	13,401	13,233	13,535	15,029
Bank of Arkansas	1,008	1,132	5,958	6,865	18,066
Colorado State Bank & Trust	11,771	14,364	22,878	28,239	28,990
Bank of Arizona	15,392	17,407	20,145	21,326	27,397
Bank of Kansas City	20	59	40	33	35
Total nonaccruing loans	$132,633	$134,410	$131,899	$144,482	$183,359

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$2,377	$2,460	$3,063	$3,087	$336
Manufacturing	1,848	2,007	2,283	12,230	23,402
Wholesale / retail	2,239	3,077	2,007	4,175	15,388
Integrated food services	—	684	—	—	—
Services	9,474	12,090	10,099	10,123	12,890
Healthcare	2,962	3,166	3,305	3,310	7,946
Other	961	983	1,005	1,604	1,788
Total commercial	19,861	24,467	21,762	34,529	61,750

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Commercial real estate:
Land development and construction	23,462	26,131	38,143	46,050	52,416
Retail	8,921	8,117	6,692	7,908	6,193
Office	12,851	6,829	9,833	10,589	10,733
Multifamily	4,501	2,706	3,145	3,219	3,414
Industrial	2,198	3,968	4,064	—	—
Other commercial real estate	13,242	12,875	13,884	12,448	13,719
Total commercial real estate	65,175	60,626	75,761	80,214	86,475
Residential mortgage:
Permanent mortgage	38,153	39,863	23,717	18,136	22,822
Permanent mortgage guaranteed by U.S. government agencies	214	489	—	—	—
Home equity	7,059	6,256	5,550	4,591	4,640
Total residential mortgage	45,426	46,608	29,267	22,727	27,462
Consumer	2,171	2,709	5,109	7,012	7,672
Total nonaccrual loans	$132,633	$134,410	$131,899	$144,482	$183,359

Ratios:
Allowance for loan losses to nonaccruing loans	155.29%	160.34%	177.22%	160.34%	133.19%
Nonaccruing loans to period-end loans	1.10%	1.09%	1.11%	1.25%	1.58%
Accruing loans 90 days or more past due[1]	$4,229	$3,925	$1,181	$691	$6,140

[1]Excludes residential mortgages guaranteed by agencies of the U.S. Government.
Nonperforming assets totaled $283 million or 2.32% of outstanding loans and repossessed assets at March 31, 2013. Nonaccruing loans totaled $133 million, accruing renegotiated residential mortgage loans totaled $48 million and real estate and other repossessed assets totaled $103 million. All accruing renegotiated residential mortgage loans, $214 thousand of nonaccruing loans and $28 million of real estate and other repossessed assets are guaranteed by U.S. government agencies. Nonperforming assets decreased $8.1 million during the first quarter, excluding assets guaranteed by U.S. government agencies. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

Loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. As more fully discussed in Note 4 to the Consolidated Financial Statements, we may modify nonaccruing commercial and commercial real estate loans in troubled debt restructurings. Modifications may include extension of payment terms and rate concessions. We do not forgive principal or accrued but unpaid interest. All loans modified in troubled debt restructurings, except for residential mortgage loans guaranteed by U.S. government agencies, are classified as nonaccruing. We may also renew matured nonaccruing loans. All nonaccuring loans, including those renewed or modified in troubled debt restructurings, are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of available cash resources and collateral value. All nonaccruing loans generally remain on nonaccrual status until full collection of principal and interest in accordance with the original terms, including principal previously charged off, is probable. We generally do not voluntarily modify consumer loans to troubled borrowers. Consumer loans modified at the direction of bankruptcy court orders are identified as troubled debt restructurings and classified as nonaccruing.

At March 31, 2013, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statement for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. No unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the first quarter of 2013 follows in Table 28.

Table 28 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2013
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2012	$134,410	$38,515	$103,791	$276,716
Additions	42,143	14,300	—	56,443
Payments	(13,765)	(582)	—	(14,347)
Charge-offs	(8,909)	—	—	(8,909)
Net write-downs and losses	—	—	273	273
Foreclosure of nonperforming loans	(5,645)	—	5,645	—
Foreclosure of loans guaranteed by U.S. government agencies	(16,654)	—	16,654	—
Proceeds from sales	—	(4,933)	(12,498)	(17,431)
Conveyance to U.S. government agencies	—	—	(11,155)	(11,155)
Net transfers to nonaccruing loans	348	(348)	—	—
Return to accrual status	(129)	—	—	(129)
Other, net	834	990	(9)	1,815
Balance, March 31, 2013	$132,633	$47,942	$102,701	$283,276

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During the first quarter of 2013, $17 million of properties guaranteed by U.S. government agencies were foreclosed on and $11 million of properties were conveyed to the applicable U.S. government agencies.

Nonaccruing loans totaled $133 million or 1.10% of outstanding loans at March 31, 2013 and $134 million or 1.09% of outstanding loans at December 31, 2012. Nonaccruing loans decreased $1.8 million from December 31, 2012 due primarily to $14 million of payments, $8.9 million of charge-offs and $22 million of foreclosures. Newly identified nonaccruing loans totaled $42 million for the first quarter of 2013.

The distribution of nonaccruing loans among our various markets follows in Table 29.

Table 29 -- Nonaccruing Loans by Principal Market
(Dollars In thousands)

	March 31, 2013		December 31, 2012		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$54,392	1.07%	$56,424	1.05%	$(2,032)	2	bp
Bank of Texas	37,571	0.96%	31,623	0.81%	5,948	15
Bank of Albuquerque	12,479	1.67%	13,401	1.82%	(922)	(15)
Bank of Arkansas	1,008	0.60%	1,132	0.62%	(124)	(2)
Colorado State Bank & Trust	11,771	1.10%	14,364	1.40%	(2,593)	(30)
Bank of Arizona	15,392	2.50%	17,407	3.01%	(2,015)	(51)
Bank of Kansas City	20	—%	59	0.01%	(39)	(1)
Total	$132,633	1.10%	$134,410	1.09%	$(1,777)	1	bp

Nonaccruing loans attributed to the Bank of Oklahoma are primarily composed of $33 million of residential mortgage loans and $14 million of commercial real estate loans. All residential mortgage loans retained by the Company that were originated across our geographical footprint and serviced by our mortgage company are attributed to the Bank of Oklahoma. Nonaccruing loans attributed to the Bank of Texas included $23 million of commercial real estate loans and $8.5 million of residential mortgage loans. Nonaccruing loans attributed to the Bank of Arizona and Colorado State Bank & Trust both consisted primarily of commercial real estate loans.
Commercial

Nonaccruing commercial loans totaled $20 million or 0.27% of total commercial loans at March 31, 2013, down from $24 million or 0.32% of total commercial loans at December 31, 2012. Nonaccruing commercial loans at March 31, 2013 were primarily composed of $9.5 million or 0.45% of total services sector loans primarily attributed to the Bank of Arizona, the Bank of Oklahoma and Bank of Texas. Nonaccruing commercial loans decreased $4.6 million in the first quarter of 2013 primarily due to $3.3 million in payments. Newly identified nonaccruing commercial loans of $416 thousand were partially offset by $298 thousand of charge-offs during the first quarter.

The distribution of nonaccruing commercial loans among our various markets was as follows in Table 30.

Table 30 -- Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)

	March 31, 2013		December 31, 2012		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$6,816	0.24%	$8,984	0.29%	$(2,168)	(5)	bp
Bank of Texas	5,880	0.22%	6,561	0.24%	(681)	(2)
Bank of Albuquerque	1,367	0.50%	1,919	0.72%	(552)	(22)
Bank of Arkansas	313	0.58%	344	0.55%	(31)	3
Colorado State Bank & Trust	674	0.08%	1,075	0.14%	(401)	(6)
Bank of Arizona	4,811	1.47%	5,584	1.78%	(773)	(31)
Bank of Kansas City	—	—%	—	—%	—	—
Total commercial	$19,861	0.27%	$24,467	0.32%	$(4,606)	(5)	bp

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $65 million or 2.85% of outstanding commercial real estate loans at March 31, 2013 compared to $61 million or 2.72% of outstanding commercial real estate loans at December 31, 2012. Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans. Nonaccruing commercial real estate loans were up $4.5 million over the prior quarter. Newly identified nonaccruing commercial real estate loans totaled $18 million, offset by $8.8 million of cash payments received, $4.8 million of charge-offs and $711 thousand of foreclosures. The distribution of our nonaccruing commercial real estate loans among our geographic markets follows in Table 31.

Table 31 -- Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)

	March 31, 2013		December 31, 2012		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$13,563	2.39%	$11,782	2.03%	$1,781	36	bp
Bank of Texas	22,726	2.84%	15,483	2.01%	7,243	83
Bank of Albuquerque	9,198	2.76%	9,862	3.02%	(664)	(26)
Bank of Arkansas	—	—%	—	—%	—	—
Colorado State Bank & Trust	10,501	6.13%	12,811	7.39%	(2,310)	(126)
Bank of Arizona	9,187	4.01%	10,688	5.30%	(1,501)	(129)
Bank of Kansas City	—	—%	—	—%	—	—
Total commercial real estate	$65,175	2.85%	$60,626	2.72%	$4,549	13	bp

Nonaccruing land development and residential construction loans totaled $23 million at March 31, 2013, primarily concentrated in the New Mexico, Texas and Colorado markets. Other nonaccruing commercial real estate loans totaled $13 million primarily concentrated in the Arizona and Colorado markets. Nonaccruing loans secured by office buildings totaled $13 million primarily concentrated in the Texas market.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $45 million or 2.26% of outstanding residential mortgage loans at March 31, 2013 compared to $47 million or 2.28% of outstanding residential mortgage loans at December 31, 2012. Newly identified nonaccruing residential mortgage loans totaled $20 million, partially offset by $19 million of foreclosures, $1.8 million of loans charged off and $1.5 million of payments during the quarter. Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $38 million or 3.50% of outstanding non-guaranteed permanent residential mortgage loans at March 31, 2013. Nonaccruing home equity loans totaled $7.1 million or 0.93% of total home equity loans.

Payments of accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 32. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due decreased $2.2 million to $8.4 million at March 31, 2013. Consumer loans past due 30 to 89 days decreased $406 thousand from December 31, 2012.

Table 32 -- Residential Mortgage and Consumer Loans Past Due
(In thousands)

	March 31, 2013		December 31, 2012
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$5,774	$49	$8,366
Home equity	—	2,638	—	2,275
Total residential mortgage	$—	$8,412	49	$10,641
Consumer:
Indirect automobile	$—	$685	$15	$1,273
Other consumer	314	1,509	4	1,327
Total consumer	$314	$2,194	$19	$2,600

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $103 million at March 31, 2013, a $1.1 million decrease from December 31, 2012. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 33 following.

Table 33 -- Real Estate and Other Repossessed Assets by Principal Market
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
Developed commercial real estate properties	$2,021	$5,012	$2,172	$1,111	$3,477	$7,816	$1,309	$—	$22,918
1-4 family residential properties guaranteed by U.S. government agencies	6,177	1,271	912	506	16,230	416	1,557	795	27,864
1-4 family residential properties	6,172	1,158	590	1,348	2,148	7,235	483	327	19,461
Undeveloped land	999	4,356	4,046	89	200	6,300	1,294	—	17,284
Residential land development properties	447	2,203	2,685	2,341	1,360	5,682	166	—	14,884
Oil and gas properties	—	233	—	—	—	—	—	—	233
Multifamily residential properties	—	—	—	—	—	—	—	—	—
Vehicles	4	13	—	7	—	—	—	—	24
Construction equipment	—	—	—	—	—	—	25	—	25
Other	—	—	—	—	—	—	—	8	8
Total real estate and other repossessed assets	$15,820	$14,246	$10,405	$5,402	$23,415	$27,449	$4,834	$1,130	$102,701

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital
Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the first quarter of 2013, approximately 73% of our funding was provided by deposit accounts, 11% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the first quarter of 2013 totaled $20.0 billion and represented approximately 73% of total liabilities and capital compared with $20.1 billion and 73% of total liabilities and capital for the fourth quarter of 2012. Average deposits decreased $89 million from the fourth quarter of 2012. As expected, average demand deposits decreased $503 million as significant deposit growth in the fourth quarter due to sales of businesses or assets by customers was redeployed by these customers in the first quarter of 2013. Demand deposit balances also decreased due to the expiration of the temporary unlimited deposit insurance coverage. Average interest-bearing transaction deposit accounts increased $493 million and average time deposits decreased $96 million.

Average Commercial Banking deposit balances decreased $635 million compared to the fourth quarter of 2012. Balances related to our energy customers decreased $338 million. Commercial real estate balances were down $191 million, commercial and industrial customer balances decreased $100 million and balances related to small business customers decreased $92 million. Balances attributed to our treasury services customers grew by $164 million during the first quarter. Commercial customers continue to retain large cash reserves primarily due to continued economic uncertainty and low yields available on other high quality investment alternatives. Average Consumer Banking deposit balances grew by $29 million. Demand deposit balances grew by $23 million and interest-bearing transaction deposits grew by $30 million, partially offset by a $52 million decrease in time deposits. Average Wealth Management deposits decreased $386 million compared to the fourth quarter of 2012. Interest-bearing transaction deposit account balances decreased $272 million and demand deposits decreased by $97 million. Wealth Management time deposits decreased $16 million.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) provided temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010. This temporary program expired December 31, 2012. The total of all deposit account balances held by an individual depositor at the Bank are now insured up to $250,000.

Brokered deposits included in time deposits averaged $191 million for the first quarter of 2013, up $4.3 million over the fourth quarter of 2012. Average interest-bearing transaction accounts for the first quarter include $457 million of brokered deposits, a decrease of $12 million from the fourth quarter of 2012.

The distribution of our period end deposit account balances among principal markets follows in Table 34.

Table 34 -- Period End Deposits by Principal Market Area
(In thousands)

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Bank of Oklahoma:
Demand	$3,602,581	$4,223,923	$3,734,900	$3,499,834	$3,445,424
Interest-bearing:
Transaction	6,140,899	6,031,541	5,496,724	5,412,002	5,889,625
Savings	185,363	163,512	155,277	150,353	148,556
Time	1,264,415	1,267,904	1,274,336	1,354,148	1,370,868
Total interest-bearing	7,590,677	7,462,957	6,926,337	6,916,503	7,409,049
Total Bank of Oklahoma	11,193,258	11,686,880	10,661,237	10,416,337	10,854,473

Bank of Texas:
Demand	2,098,891	2,606,176	1,983,678	1,966,465	1,876,133
Interest-bearing:
Transaction	1,979,318	2,129,084	1,782,296	1,813,209	1,734,655
Savings	63,218	58,429	52,561	51,114	50,331
Time	717,974	762,233	789,725	772,809	789,860
Total interest-bearing	2,760,510	2,949,746	2,624,582	2,637,132	2,574,846
Total Bank of Texas	4,859,401	5,555,922	4,608,260	4,603,597	4,450,979

Bank of Albuquerque:
Demand	446,841	427,510	416,796	357,367	333,707
Interest-bearing:
Transaction	513,611	511,593	526,029	506,165	503,015
Savings	35,560	31,926	31,940	31,215	32,688
Time	354,303	364,928	375,611	383,350	392,234
Total interest-bearing	903,474	908,447	933,580	920,730	927,937
Total Bank of Albuquerque	1,350,315	1,335,957	1,350,376	1,278,097	1,261,644

Bank of Arkansas:
Demand	31,957	38,935	29,254	16,921	22,843
Interest-bearing:
Transaction	155,571	101,366	168,827	172,829	151,708
Savings	2,642	2,239	2,246	2,220	2,358
Time	41,613	42,573	45,719	48,517	54,157
Total interest-bearing	199,826	146,178	216,792	223,566	208,223
Total Bank of Arkansas	231,783	185,113	246,046	240,487	231,066

Colorado State Bank & Trust:
Demand	295,067	331,157	330,641	301,646	311,057
Interest-bearing:
Transaction	528,056	676,140	627,015	465,276	476,718
Savings	27,187	25,889	24,689	24,202	23,409
Time	461,496	472,305	476,564	491,280	498,124
Total interest-bearing	1,016,739	1,174,334	1,128,268	980,758	998,251
Total Colorado State Bank & Trust	1,311,806	1,505,491	1,458,909	1,282,404	1,309,308

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Bank of Arizona:
Demand	157,754	161,094	151,738	137,313	131,539
Interest-bearing:
Transaction	378,421	360,275	298,048	113,310	95,010
Savings	2,122	1,978	2,201	2,313	1,772
Time	34,690	31,371	33,169	31,539	34,199
Total interest-bearing	415,233	393,624	333,418	147,162	130,981
Total Bank of Arizona	572,987	554,718	485,156	284,475	262,520

Bank of Kansas City:
Demand	267,769	249,491	201,393	160,829	68,469
Interest-bearing:
Transaction	46,426	78,039	103,628	69,083	57,666
Savings	983	771	660	581	505
Time	25,563	26,678	27,202	26,307	26,657
Total interest-bearing	72,972	105,488	131,490	95,971	84,828
Total Bank of Kansas City	340,741	354,979	332,883	256,800	153,297
Total BOK Financial deposits	$19,860,291	$21,179,060	$19,142,867	$18,362,197	$18,523,287

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of federal funds purchased totaled $299 million at March 31, 2013. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $827 million during the quarter, up from $327 million for the fourth quarter of 2012.

At March 31, 2013, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $7.9 billion.

A summary of other borrowing by the subsidiary bank follows in Table 35.

Table 35 -- Borrowed Funds
(In thousands)

		Three Months Ended				Three Months Ended
		March 31, 2013				December 31, 2012
	March 31, 2013	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	December 31, 2012	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Other borrowings - Other	$—	$1,321	1.34%	$—	$10,500	$1,292	1.35%	$10,500

Subsidiary Bank:
Funds purchased	853,843	1,155,983	0.13%	853,843	1,167,416	1,295,442	0.15%	1,568,595
Repurchase agreements	806,526	878,679	0.07%	881,033	887,030	900,131	0.09%	909,245
Other borrowings:
Federal Home Loan Bank advances	1,705,297	826,743	0.24%	1,705,297	604,897	327,364	0.31%	604,897
GNMA repurchase liability	11,347	18,928	5.41%	21,055	20,046	19,422	5.41%	20,046
Other	16,403	16,368	3.01%	16,404	16,332	16,347	2.91%	16,359
Total other borrowings	1,733,047	862,039	0.41%		641,275	363,133	0.72%
Subordinated debentures	347,674	347,654	2.52%	347,674	347,633	347,613	2.56%	347,633
Total Subsidiary Bank	3,741,090	3,244,355	0.45%		3,043,354	2,906,319	0.51%

Total Borrowed Funds	$3,741,090	$3,245,676	0.45%		$3,053,854	$2,907,611	0.51%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At March 31, 2013, $227 million of this subordinated debt remains outstanding.
In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support assets growth. At March 31, 2013, $122 million of this subordinated debt remains outstanding.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2013, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $161 million of dividends without regulatory approval. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.50%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 7, 2013. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at March 31, 2013 and the Company met all of the covenants.

Our equity capital at March 31, 2013 was $3.0 billion, up $54 million over December 31, 2012. Net income less cash dividends paid increased equity $62 million during the first quarter of 2013. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of March 31, 2013, the Company has repurchased 39,496 shares for $2.1 million under this program. No shares were repurchased in the first quarter of 2013.

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

Table 36 -- Capital Ratios

	Well Capitalized Minimums	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Average total equity to average assets	—	10.90%	10.81%	11.08%	11.23%	11.11%
Tangible common equity ratio	—	9.70%	9.25%	9.67%	10.07%	9.75%
Tier 1 common equity ratio	—	13.16%	12.59%	13.01%	13.41%	12.83%
Risk-based capital:
Tier 1 capital	6.00%	13.35%	12.78%	13.21%	13.62%	13.03%
Total capital	10.00%	15.68%	15.13%	15.71%	16.19%	16.16%
Leverage	5.00%	9.28%	9.01%	9.34%	9.64%	9.35%
In June, banking regulators issued a Notice of Proposed Rulemaking that will incorporate Basel III capital changes for substantially all U.S. banking organizations. If adopted as proposed, these changes will establish a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus capital conservation buffer. BOK Financial's Tier 1 common equity ratio based on the existing Basel I standards was 13.16% as of March 31, 2013. Our estimated Tier 1 common equity ratio under a fully phased in Basel III framework is approximately 12.70%, nearly 570 basis points above the 7% regulatory threshold. This estimate is subject to interpretation of rules that are not yet final. Additionally, the proposed definition of Tier 1 common equity includes unrealized gains and losses on available for sale securities which are subject to changes from market conditions and inherently volatile.

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

Table 37 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 37 -- Non-GAAP Measures
(Dollars in thousands)

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Tangible common equity ratio:
Total shareholders' equity	$3,011,958	$2,957,860	$2,975,657	$2,885,934	$2,834,419
Less: Goodwill and intangible assets, net	386,876	390,171	392,158	344,699	345,246
Tangible common equity	2,625,082	2,567,689	2,583,499	2,541,235	2,489,173
Total assets	27,447,158	28,148,631	27,117,641	25,576,046	25,884,173
Less: Goodwill and intangible assets, net	386,876	390,171	392,158	344,699	345,246
Tangible assets	$27,060,282	$27,758,460	$26,725,483	$25,231,347	$25,538,927
Tangible common equity ratio	9.70%	9.25%	9.67%	10.07%	9.75%
Tier 1 common equity ratio:
Tier 1 capital	$2,503,892	$2,430,671	$2,436,791	$2,418,985	$2,344,779
Less: Non-controlling interest	35,934	35,821	36,818	36,787	35,982
Tier 1 common equity	2,467,958	2,394,850	2,399,973	2,382,198	2,308,797
Risk weighted assets	$18,756,648	$19,016,673	$18,448,854	$17,758,118	$17,993,379
Tier 1 common equity ratio	13.16%	12.59%	13.01%	13.41%	12.83%

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

Table 38 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	2013	2012	2013	2012
Anticipated impact over the next twelve months on net interest revenue	$(528)	$23,635	$(17,420)	$(24,418)
	(0.08)%	3.46%	(2.50)%	3.57%
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

Management uses a Value at Risk (“VAR”) methodology to measure the market risk due to changes in interest rates inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.3 million. There were no instances of VAR being exceeded during the three months ended March 31, 2013 and 2012. At March 31, 2013, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VAR amounts for the three months ended March 31, 2013 and 2012 are as follows in Table 39.

Table 39 -- Value at Risk (VAR)
(In thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Average	$3,569	$2,333
High	5,453	3,761
Low	2,525	1,075
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

Consolidated Statements of Earnings (Unaudited)

(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest revenue	2013	2012
Loans	$125,113	$126,983
Residential mortgage loans held for sale	1,792	1,768
Trading securities	478	300
Taxable securities	3,798	4,434
Tax-exempt securities	1,028	977
Total investment securities	4,826	5,411
Taxable securities	55,019	59,656
Tax-exempt securities	604	601
Total available for sale securities	55,623	60,257
Fair value option securities	1,165	3,487
Funds sold and resell agreements	2	2
Total interest revenue	188,999	198,208
Interest expense
Deposits	14,881	17,498
Borrowed funds	1,554	1,589
Subordinated debentures	2,159	5,552
Total interest expense	18,594	24,639
Net interest revenue	170,405	173,569
Provision for credit losses	(8,000)	—
Net interest revenue after provision for credit losses	178,405	173,569
Other operating revenue
Brokerage and trading revenue	31,751	31,111
Transaction card revenue	27,692	25,430
Trust fees and commissions	22,313	18,438
Deposit service charges and fees	22,966	24,379
Mortgage banking revenue	39,976	33,078
Bank-owned life insurance	3,226	2,871
Other revenue	10,187	9,264
Total fees and commissions	158,111	144,571
Gain (loss) on assets, net	467	(3,693)
Loss on derivatives, net	(941)	(2,473)
Loss on fair value option securities, net	(3,171)	(1,733)
Gain on available for sale securities, net	4,855	4,331
Total other-than-temporary impairment losses	—	(505)
Portion of loss reclassified from other comprehensive income	(247)	(3,217)
Net impairment losses recognized in earnings	(247)	(3,722)
Total other operating revenue	159,074	137,281
Other operating expense
Personnel	125,654	114,769
Business promotion	5,453	4,388
Professional fees and services	6,985	7,599
Net occupancy and equipment	16,481	16,023
Insurance	3,745	3,866
Data processing and communications	25,450	22,144
Printing, postage and supplies	3,674	3,311
Net losses and expenses of repossessed assets	1,246	2,245
Amortization of intangible assets	876	575
Mortgage banking costs	7,354	8,439
Change in fair value of mortgage servicing rights	(2,658)	(7,127)
Other expense	7,064	5,905
Total other operating expense	201,324	182,137
Income before taxes	136,155	128,713
Federal and state income tax	47,096	45,520
Net income	89,059	83,193
Net income (loss) attributable to non-controlling interest	1,095	(422)
Net income attributable to BOK Financial Corporation shareholders	$87,964	$83,615
Earnings per share:
Basic	$1.28	$1.22
Diluted	$1.28	$1.22
Average shares used in computation:
Basic	67,814,550	67,665,300
Diluted	68,040,180	67,941,895
Dividends declared per share	$0.38	$0.33
 See accompanying notes to consolidated financial statements.

.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended
	March 31,
	2013	2012
Net income	$89,059	$83,193
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(21,359)	55,435
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(1,148)	(1,788)
Interest expense, Subordinated debentures	52	52
Net impairment losses recognized in earnings	247	3,722
Gain on available for sale securities, net	(4,855)	(4,331)
Other comprehensive income (loss) before income taxes	(27,063)	53,090
Income tax benefit (expense)	10,526	(20,651)
Other comprehensive income (loss), net of income taxes	(16,537)	32,439
Comprehensive income	72,522	115,632
Comprehensive income (loss) attributable to non-controlling interests	1,095	(422)
Comprehensive income attributed to BOK Financial Corp. shareholders	$71,427	$116,054

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(In thousands, except share data)
	March 31, 2013	Dec 31, 2012	March 31, 2012
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$928,035	$1,266,834	$691,697
Funds sold and resell agreements	17,582	19,405	14,609
Trading securities	206,598	214,102	128,376
Investment securities (fair value: March 31, 2013 – $615,194; December 31, 2012 – $528,458; March 31, 2012 – $451,443)	589,271	499,534	427,259
Available for sale securities	11,059,145	11,287,221	10,186,597
Fair value option securities	210,192	284,296	347,952
Residential mortgage loans held for sale	286,211	293,762	247,039
Loans	12,093,564	12,311,456	11,577,444
Allowance for loan losses	(205,965)	(215,507)	(244,209)
Loans, net of allowance	11,887,599	12,095,949	11,333,235
Premises and equipment, net	270,130	265,920	263,579
Receivables	116,028	114,185	138,325
Goodwill	359,759	361,979	335,601
Intangible assets, net	27,117	28,192	9,645
Mortgage servicing rights, net	109,840	100,812	98,138
Real estate and other repossessed assets, net of allowance (March 31, 2013 – $36,004; December 31, 2012 – $36,873; March 31, 2012 – $30,408)	102,701	103,791	115,790
Bankers’ acceptances	1,762	605	3,493
Derivative contracts	320,473	338,106	384,996
Cash surrender value of bank-owned life insurance	277,776	274,531	266,227
Receivable on unsettled securities trades	190,688	211,052	511,288
Other assets	486,251	388,355	380,327
Total assets	$27,447,158	$28,148,631	$25,884,173

Noninterest-bearing demand deposits	$6,900,860	$8,038,286	$6,189,172
Interest-bearing deposits:
Transaction	9,742,302	9,888,038	8,908,397
Savings	317,075	284,744	259,619
Time	2,900,054	2,967,992	3,166,099
Total deposits	19,860,291	21,179,060	18,523,287
Funds purchased	853,843	1,167,416	1,784,940
Repurchase agreements	806,526	887,030	1,162,546
Other borrowings	1,733,047	651,775	209,230
Subordinated debentures	347,674	347,633	394,760
Accrued interest, taxes and expense	192,358	176,678	180,840
Bankers’ acceptances	1,762	605	3,493
Derivative contracts	251,836	283,589	305,290
Due on unsettled securities trades	158,984	297,453	305,166
Other liabilities	192,945	163,711	144,220
Total liabilities	24,399,266	25,154,950	23,013,772
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2013 – 72,945,798; December 31, 2012 – 72,415,346; March 31, 2012 – 71,902,099)	4	4	4
Capital surplus	876,368	859,278	829,991
Retained earnings	2,199,722	2,137,541	2,014,599
Treasury stock (shares at cost: March 31, 2013 – 4,258,080; December 31, 2012 – 4,087,995; March 31, 2012 – 3,785,206)	(197,519)	(188,883)	(171,593)
Accumulated other comprehensive income	133,383	149,920	161,418
Total shareholders’ equity	3,011,958	2,957,860	2,834,419
Non-controlling interest	35,934	35,821	35,982
Total equity	3,047,892	2,993,681	2,870,401
Total liabilities and equity	$27,447,158	$28,148,631	$25,884,173

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)
	Common Stock		Accumulated Other Comprehensive Income(Loss)	Capital Surplus	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non- Controlling Interest	Total
	Shares	Amount				Shares	Amount			Equity

Balance, December 31, 2011	71,533	$4	$128,979	$818,817	$1,953,332	3,380	$(150,664)	$2,750,468	$36,184	$2,786,652
Net income (loss)	—	—	—	—	83,615	—	—	83,615	(422)	83,193
Other comprehensive income	—	—	32,439	—	—	—	—	32,439	—	32,439
Treasury stock purchases	—	—	—	—	—	345	(18,432)	(18,432)	—	(18,432)
Exercise of stock options	369	—	—	9,598	—	60	(2,497)	7,101	—	7,101
Tax benefit on exercise of stock options	—	—	—	(428)	—	—	—	(428)	—	(428)
Stock-based compensation	—	—	—	2,004	—	—	—	2,004	—	2,004
Cash dividends on common stock	—	—	—	—	(22,348)	—	—	(22,348)	—	(22,348)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	220	220

Balance, March 31, 2012	71,902	$4	$161,418	$829,991	$2,014,599	3,785	$(171,593)	$2,834,419	$35,982	$2,870,401

Balances at December 31, 2012	72,415	$4	$149,920	$859,278	$2,137,541	4,088	$(188,883)	$2,957,860	$35,821	$2,993,681
Net income	—	—	—	—	87,964	—	—	87,964	1,095	89,059
Other comprehensive loss	—	—	(16,537)	—	—	—	—	(16,537)	—	(16,537)
Treasury stock purchases	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	531	—	—	18,178	—	170	(8,636)	9,542	—	9,542
Tax benefit on exercise of stock options	—	—	—	(337)	—	—	—	(337)	—	(337)
Stock-based compensation	—	—	—	(751)	—	—	—	(751)	—	(751)
Cash dividends on common stock	—	—	—	—	(25,783)	—	—	(25,783)	—	(25,783)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(982)	(982)

Balance, March 31, 2013	72,946	$4	$133,383	$876,368	$2,199,722	4,258	$(197,519)	$3,011,958	$35,934	$3,047,892
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$89,059	$83,193
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(8,000)	—
Change in fair value of mortgage servicing rights	(2,658)	(7,127)
Unrealized (gains) losses from derivatives	9,334	(4,874)
Tax benefit on exercise of stock options	337	428
Change in bank-owned life insurance	(3,226)	(2,871)
Stock-based compensation	(751)	2,004
Depreciation and amortization	13,392	12,326
Net amortization of securities discounts and premiums	16,507	23,850
Net realized gains on financial instruments and other assets	(35,671)	(18,313)
Mortgage loans originated for resale	(956,315)	(747,435)
Proceeds from sale of mortgage loans held for resale	993,776	711,602
Capitalized mortgage servicing rights	(11,433)	(8,372)
Change in trading and fair value option securities	81,022	250,562
Change in receivables	(2,554)	(18,487)
Change in other assets	7,376	(1,720)
Change in accrued interest, taxes and expense	15,680	31,332
Change in other liabilities	33,543	10,787
Net cash provided by operating activities	239,418	316,885
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	20,485	12,083
Proceeds from maturities or redemptions of available for sale securities	991,514	1,374,819
Purchases of investment securities	(110,957)	(146)
Purchases of available for sale securities	(1,529,068)	(2,346,849)
Proceeds from sales of available for sale securities	728,424	991,941
Change in amount receivable on unsettled securities transactions	20,364	(436,137)
Loans originated net of principal collected	221,433	(319,043)
Net proceeds from (payments on) derivative asset contracts	17,454	(116,683)
Proceeds from disposition of assets	26,870	38,761
Purchases of assets	(73,612)	(31,799)
Net cash provided by (used in) investing activities	312,907	(833,053)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(1,250,831)	(23,410)
Net change in time deposits	(67,938)	(215,883)
Net change in other borrowed funds	659,003	762,665
Net payments or proceeds on derivative liability contracts	(20,893)	110,679
Net change in derivative margin accounts	(57,241)	(15,630)
Change in amount due on unsettled security transactions	(138,469)	(348,205)
Issuance of common and treasury stock, net	9,542	7,101
Tax benefit on exercise of stock options	(337)	(428)
Repurchase of common stock	—	(18,432)
Dividends paid	(25,783)	(22,348)
Net cash provided by (used in) financing activities	(892,947)	236,109
Net decrease in cash and cash equivalents	(340,622)	(280,059)
Cash and cash equivalents at beginning of period	1,286,239	986,365
Cash and cash equivalents at end of period	$945,617	$706,306

Cash paid for interest	$16,390	$17,817
Cash paid for taxes	$5,953	$3,765
Net loans transferred to repossessed real estate and other assets	$22,299	$26,041
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$28,192	$23,184
Conveyance of other real estate owned guaranteed by U.S. government agencies	$11,155	$18,425

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

The financial information should be read in conjunction with BOK Financial’s 2012 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2012 have been derived from the audited financial statements included in BOK Financial’s 2012 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)

On December 16, 2011, the FASB issued ASU 2011-11 which contains new disclosure requirements regarding the nature of an entity right of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are anticipated to facilitate comparison between financial statements prepared under generally accepted accounting principles in the United States of America and financial statements prepared under International Financial Reporting Standards by providing information about gross and net exposures. The new disclosure requirements were effective for the Company for interim and annual reporting period beginning January 1, 2013.

FASB Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01)

On January 31, 2013, FASB issued ASU 2013-01 which clarified the scope of ASU 2011-11 applied for derivative contracts accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 was effective for the Company on January 1, 2013.

FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02")

On February 7, 2013 the FASB issued ASU 2013-02 which sets the requirements for presentation significant reclassifications out of accumulated other comprehensive income for both items reclassified in their entirety and the respective line items in Statement of Earnings they are being reclassified into and for other amounts that are not reclassified in their entirety to net income during the reporting period, such as items being reclassified to a balance sheet accounts. ASU 2013-02 was effective for the Company on January 1, 2013 and is to be applied prospectively.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	March 31, 2013		December 31, 2012		March 31, 2012
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$55,358	$48	$16,545	$(57)	$27,430	$2
U.S. agency residential mortgage-backed securities	33,106	160	86,361	447	35,111	57
Municipal and other tax-exempt securities	90,710	(10)	90,326	(226)	60,230	158
Other trading securities	27,424	41	20,870	(13)	5,605	—
Total	$206,598	$239	$214,102	$151	$128,376	$217
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2013
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$339,003	$339,003	$341,940	$3,518	$(581)
U.S. agency residential mortgage-backed securities – Other	69,075	72,968	76,851	3,883	—
Other debt securities	177,300	177,300	196,403	19,153	(50)
Total	$585,378	$589,271	$615,194	$26,554	$(631)

[1]
Carrying value includes $3.9 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	March 31, 2012
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$130,919	$130,919	$135,314	$4,402	$(7)
U.S. agency residential mortgage-backed securities – Other	103,055	112,909	113,958	1,587	(538)
Other debt securities	183,431	183,431	202,171	18,740	—
Total	$417,405	$427,259	$451,443	$24,729	$(545)

[1]
Carrying value includes $9.9 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

The amortized cost and fair values of investment securities at March 31, 2013, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$26,682	$201,547	$108,631	$2,143	$339,003	3.94
Fair value	26,814	203,487	109,333	2,306	341,940
Nominal yield¹	4.25	1.71	2.09	6.50	2.06
Other debt securities:
Carrying value	9,688	31,978	35,164	100,470	177,300	9.26
Fair value	9,768	33,041	37,922	115,672	196,403
Nominal yield	4.21	5.16	5.57	6.29	5.83
Total fixed maturity securities:
Carrying value	$36,370	$233,525	$143,795	$102,613	$516,303	5.77
Fair value	36,582	236,528	147,255	117,978	538,343
Nominal yield	4.24	2.18	2.94	6.30	3.36
Residential mortgage-backed securities:
Carrying value					$72,968	³
Fair value					76,851
Nominal yield[4]					2.71
Total investment securities:
Carrying value					$589,271
Fair value					615,194
Nominal yield					3.28

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 3.6 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2013
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,000	$—	$—	$—
Municipal and other tax-exempt	84,831	85,447	2,377	(1,263)	(498)
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,036,888	5,161,971	127,362	(2,279)	—
FHLMC	2,747,896	2,809,286	61,390	—	—
GNMA	1,044,086	1,060,870	16,784	—	—
Other	128,519	133,085	4,566	—	—
Total U.S. government agencies	8,957,389	9,165,212	210,102	(2,279)	—
Private issue:
Alt-A loans	119,373	124,164	5,198	—	(407)
Jumbo-A loans	188,065	192,044	6,032	(139)	(1,914)
Total private issue	307,438	316,208	11,230	(139)	(2,321)
Total residential mortgage-backed securities	9,264,827	9,481,420	221,332	(2,418)	(2,321)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,402,594	1,405,346	4,693	(1,941)	—
Other debt securities	35,650	36,079	635	(206)	—
Perpetual preferred stock	22,171	26,832	4,661	—	—
Equity securities and mutual funds	19,452	23,021	3,574	(5)	—
Total	$10,830,525	$11,059,145	$237,272	$(5,833)	$(2,819)
1 Gross unrealized gain/ loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2012
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,002	$2	$—	$—
Municipal and other tax-exempt	84,892	87,142	2,414	(164)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,308,463	5,453,549	146,247	(1,161)	—
FHLMC	2,978,608	3,045,564	66,956	—	—
GNMA	1,215,554	1,237,041	21,487	—	—
Other	148,025	153,667	5,642	—	—
Total U.S. government agencies	9,650,650	9,889,821	240,332	(1,161)	—
Private issue:
Alt-A loans	124,314	123,174	1,440	—	(2,580)
Jumbo-A loans	198,588	201,989	5,138	(134)	(1,603)
Total private issue	322,902	325,163	6,578	(134)	(4,183)
Total residential mortgage-backed securities	9,973,552	10,214,984	246,910	(1,295)	(4,183)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	890,746	895,075	5,006	(677)	—
Other debt securities	35,680	36,389	709	—	—
Perpetual preferred stock	22,171	25,072	2,901	—	—
Equity securities and mutual funds	24,593	27,557	3,242	(278)	—
Total	$11,032,634	$11,287,221	$261,184	$(2,414)	$(4,183)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	March 31, 2012
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,001	$1,004	$3	$—	$—
Municipal and other tax-exempt	70,286	72,234	2,426	(206)	(272)
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,352,645	5,521,695	171,892	(2,842)	—
FHLMC	3,038,083	3,128,573	91,304	(814)	—
GNMA	780,001	812,484	32,893	(410)	—
Other	207,849	214,850	7,001	—	—
Total U.S. government agencies	9,378,578	9,677,602	303,090	(4,066)	—
Private issue:
Alt-A loans	140,142	120,187	—	—	(19,955)
Jumbo-A loans	230,903	206,326	—	(1,132)	(23,445)
Total private issue	371,045	326,513	—	(1,132)	(43,400)
Total residential mortgage-backed securities	9,749,623	10,004,115	303,090	(5,198)	(43,400)
Other debt securities	36,269	36,777	508	—	—
Perpetual preferred stock	19,171	21,024	1,862	(9)	—
Equity securities and mutual funds	32,970	51,443	18,801	(328)	—
Total	$9,909,320	$10,186,597	$326,690	$(5,741)	$(43,672)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at March 31, 2013, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,000	$—	$—	$—		$1,000	0.08
Fair value	1,000	—	—	—		1,000
Nominal yield	0.55	—	—	—		0.55
Municipal and other tax-exempt:
Amortized cost	1,667	32,230	7,652	43,282		84,831	14.32
Fair value	1,701	33,915	8,118	41,713		85,447
Nominal yield¹	—	0.94	0.77	2.85	[6]	1.88
Commercial mortgage-backed securities:
Amortized cost	—	313,008	1,026,298	63,288		1,402,594	7.68
Fair value	—	313,845	1,027,348	64,153		1,405,346
Nominal yield	—	1.09	1.38	1.55		1.32
Other debt securities:
Amortized cost	—	30,250	—	5,400		35,650	6.22
Fair value	—	30,886	—	5,193		36,079
Nominal yield	—	1.80	—	1.29	[6]	1.74
Total fixed maturity securities:
Amortized cost	$2,667	$375,488	$1,033,950	$111,970		$1,524,075	8.01
Fair value	2,701	378,646	1,035,466	111,059		1,527,872
Nominal yield	0.21	1.13	1.38	2.04		1.36
Residential mortgage-backed securities:
Amortized cost						9,264,827	[2]
Fair value						9,481,420
Nominal yield[4]						2.17
Equity securities and mutual funds:
Amortized cost						41,623	³
Fair value						49,853
Nominal yield						1.32
Total available-for-sale securities:
Amortized cost						$10,830,525
Fair value						11,059,145
Nominal yield						2.05

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 2.8 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

[4]
The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary –– Unaudited following for current yields on available for sale securities portfolio.

[5]	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

[6]
Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset within 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Proceeds	$728,424	$991,941
Gross realized gains	5,792	11,685
Gross realized losses	(936)	(7,354)
Related federal and state income tax expense	1,889	1,685

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Investment:
Carrying value	$112,990	$117,346	$188,519
Fair value	118,054	121,647	192,844

Available for sale:
Amortized cost	4,415,455	4,070,250	3,796,475
Fair value	4,524,553	4,186,390	3,952,018

The secured parties do not have the right to sell or re-pledge these securities. At December 31, 2012, municipal trading securities with a fair value of $13 million were pledged as collateral on a line of credit for the trading activities of BOSC, Inc. Under the terms of the credit agreement, the creditor has the right to sell or repledge the collateral.

Temporarily Impaired Securities as of March 31, 2013
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	63	$141,778	$581	$—	$—	$141,778	$581
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	14	852	50	—	—	852	50
Total investment	77	$142,630	$631	$—	$—	$142,630	$631

Available for sale:
Municipal and other tax-exempt[1]	53	$10,390	$397	$29,724	$1,364	$40,114	$1,761
Residential mortgage-backed securities:
U. S. agencies:
FNMA	26	875,087	2,279	—	—	875,087	2,279
FHLMC	—	—	—	—	—	—	—
GNMA	—	—	—	—	—	—	—
Total U.S. agencies	26	875,087	2,279	—	—	875,087	2,279
Private issue[1]:
Alt-A loans	1	—	—	3,500	407	3,500	407
Jumbo-A loans	11	39,462	1,327	26,440	726	65,902	2,053
Total private issue	12	39,462	1,327	29,940	1,133	69,402	2,460
Total residential mortgage-backed securities	38	914,549	3,606	29,940	1,133	944,489	4,739
Commercial mortgage-backed securities guaranteed by U.S. government agencies	49	604,290	1,941	—	—	604,290	1,941
Other debt securities	4	4,712	187	481	19	5,193	206
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	3	598	5	—	—	598	5
Total available for sale	147	$1,534,539	$6,136	$60,145	$2,516	$1,594,684	$8,652
1Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	21	$7,424	$310	$4,462	$188	$11,886	$498
Alt-A loans	1	—	—	3,500	407	3,500	407
Jumbo-A loans	10	39,462	1,327	13,248	587	52,710	1,914

Temporarily Impaired Securities as of December 31, 2012
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt	53	$92,768	$483	$—	$—	$92,768	$483
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	14	881	20	—	—	881	20
Total investment	67	$93,649	$503	$—	$—	$93,649	$503

Available for sale:
Municipal and other tax-exempt	38	$6,150	$11	$26,108	$153	$32,258	$164
Residential mortgage-backed securities:
U. S. agencies:
FNMA	12	161,828	1,161	—	—	161,828	1,161
FHLMC	—	—	—	—	—	—	—
GNMA	—	—	—	—	—	—	—
Total U.S. agencies	12	161,828	1,161	—	—	161,828	1,161
Private issue[1]:
Alt-A loans	12	—	—	87,907	2,580	87,907	2,580
Jumbo-A loans	11	—	—	43,252	1,737	43,252	1,737
Total private issue	23	—	—	131,159	4,317	131,159	4,317
Total residential mortgage-backed securities	35	161,828	1,161	131,159	4,317	292,987	5,478
Commercial mortgage-backed securities guaranteed by U.S. government agencies	8	275,065	677	—	—	275,065	677
Other debt securities	3	4,899	—	—	—	4,899	—
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	22	202	1	2,161	277	2,363	278
Total available for sale	106	$448,144	$1,850	$159,428	$4,747	$607,572	$6,597

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	12	$—	$—	$87,907	$2,580	$87,907	$2,580
Jumbo-A loans	10	—	—	29,128	1,602	29,128	1,602

Temporarily Impaired Securities as of March 31, 2012
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt	2	$619	$7	$—	$—	$619	$7
U.S. Agency residential mortgage-backed securities – Other	2	45,668	538	—	—	45,668	538
Other debt securities	—	—	—	—	—	—	—
Total investment	4	$46,287	$545	$—	$—	$46,287	$545

Available for sale:
Municipal and other tax-exempt[1]	60	$25,284	$395	$19,970	$83	$45,254	$478
Residential mortgage-backed securities:
U. S. agencies:
FNMA	10	453,557	2,842	—	—	453,557	2,842
FHLMC	17	518,483	814	—	—	518,483	814
GNMA	8	175,409	410	—	—	175,409	410
Total U.S. agencies	35	1,147,449	4,066	—	—	1,147,449	4,066
Private issue[1]:
Alt-A loans	16	—	—	120,187	19,955	120,187	19,955
Jumbo-A loans	33	3,050	94	203,276	24,483	206,326	24,577
Total private issue	49	3,050	94	323,463	44,438	326,513	44,532
Total residential mortgage-backed securities	84	1,150,499	4,160	323,463	44,438	1,473,962	48,598
Perpetual preferred stocks	1	1,941	9	—	—	1,941	9
Equity securities and mutual funds	3	2,642	328	—	—	2,642	328
Total available for sale	148	$1,180,366	$4,892	$343,433	$44,521	$1,523,799	$49,413

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	21	12,754	272	—	—	12,754	272
Alt-A loans	16	—	—	120,187	19,955	120,187	19,955
Jumbo-A loans	29	3,050	94	182,766	23,351	185,816	23,445

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investment and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of March 31, 2013, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at March 31, 2013.

At March 31, 2013, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$260,791	$261,492	$25,360	$25,887	$—	$—	$52,852	$54,561	$339,003	$341,940
Mortgage-backed securities -- other	72,968	76,851	—	—	—	—	—	—	—	—	72,968	76,851
Other debt securities	—	—	167,463	186,460	600	600	—	—	9,237	9,343	177,300	196,403
Total investment securities	$72,968	$76,851	$428,254	$447,952	$25,960	$26,487	$—	$—	$62,089	$63,904	$589,271	$615,194

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,000	$1,000	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$1,000
Municipal and other tax-exempt	—	—	50,341	52,023	20,743	20,091	12,384	11,887	1,363	1,446	84,831	85,447
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,036,888	5,161,971	—	—	—	—	—	—	—	—	5,036,888	5,161,971
FHLMC	2,747,896	2,809,286	—	—	—	—	—	—	—	—	2,747,896	2,809,286
GNMA	1,044,086	1,060,870	—	—	—	—	—	—	—	—	1,044,086	1,060,870
Other	128,519	133,085	—	—	—	—	—	—	—	—	128,519	133,085
Total U.S. government agencies	8,957,389	9,165,212	—	—	—	—	—	—	—	—	8,957,389	9,165,212
Private issue:
Alt-A loans	—	—	—	—	—	—	119,373	124,164	—	—	119,373	124,164
Jumbo-A loans	—	—	—	—	—	—	188,065	192,044	—	—	188,065	192,044
Total private issue	—	—	—	—	—	—	307,438	316,208	—	—	307,438	316,208
Total residential mortgage-backed securities	8,957,389	9,165,212	—	—	—	—	307,438	316,208	—	—	9,264,827	9,481,420
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,402,594	1,405,346	—	—	—	—	—	—	—	—	1,402,594	1,405,346
Other debt securities	—	—	5,400	5,193	30,250	30,886	—	—	—	—	35,650	36,079
Perpetual preferred stock	—	—	—	—	22,171	26,832	—	—	—	—	22,171	26,832
Equity securities and mutual funds	—	—	—	—	—	—	—	—	19,452	23,021	19,452	23,021
Total available for sale securities	$10,360,983	$10,571,558	$55,741	$57,216	$73,164	$77,809	$319,822	$328,095	$20,815	$24,467	$10,830,525	$11,059,145

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At March 31, 2013, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade. The gross unrealized loss on these securities totaled $2.5 million. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

	March 31, 2013	December 31, 2012	March 31, 2012

Unemployment rate	Increasing to 8% over the next 12 months and remain at 8% thereafter	Increasing to 8.5% over the next 12 months, dropping to 8% over the following 21 months and holding at 8% thereafter.	Increasing to 9.5% over the next 12 months, dropping to 8% over the following 21 months and holding at 8% thereafter.
Housing price appreciation/depreciation
Starting with current depreciated housing prices based on information from derived from the FHFA[1], increasing 2% over the next 12 months, then flat for the following 12 months and then growing at 2% per year thereafter.

Starting with current depreciated housing prices based on information from derived from the FHFA[1], decreasing 2% over the next 12 months, then flat for the following 12 months and then growing at 2% per year thereafter.
Starting with current depreciated housing prices based on information from derived from the FHFA[1], decreasing 6% over the next 12 months and then growing at 2% per year thereafter.
Estimated liquidation costs	Reflect actual historical liquidations costs observed on Jumbo and Alt-A residential mortgage loans in securities owned by the Company.	Reflect actual historical liquidations costs observed on Jumbo and Alt-A residential mortgage loans in securities owned by the Company.	Reflect actual historical liquidations costs observed on Jumbo and Alt-A residential mortgage loans in securities owned by the Company.
Discount rates	Estimated cash flows were discounted at rates that range from 2.00% to 6.25% based on our current expected yields.	Estimated cash flows were discounted at rates that range from 2.00% to 6.25% based on our current expected yields.	Estimated cash flows were discounted at rates that range from 2.00% to 6.25% based on our current expected yields.

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

Remaining credit enhancement is the amount of credit enhancement available to absorb current projected losses within the pool of loans that support the security. The Company acquires the benefit of credit enhancement by investing in super-senior tranches for many of our residential mortgage-backed securities. Subordinated tranches held by other investors are specifically designed to absorb losses before the super-senior tranches which effectively increased the typical credit support for these types of bonds. Current projected losses consider depreciation of home prices based on FHFA data, estimated costs and additional losses to liquidate collateral and delinquency status of the individual loans underlying the security.

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities is charged against other comprehensive income, net of deferred taxes.

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $247 thousand of additional credit loss impairments in earnings during the three months ended March 31, 2013.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				March 31, 2013		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	16	$119,373	$124,164	3	$247	16	$48,436
Jumbo-A	33	188,065	192,044	—	—	31	23,452
Total	49	$307,438	$316,208	3	$247	47	$71,888

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at March 31, 2013.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$75,228	$76,131
Additions for credit-related OTTI not previously recognized	—	113
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	247	3,609
Sales	—	(7,796)
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$75,475	$72,057
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

The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	March 31, 2013		December 31, 2012		March 31, 2012
	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain
U.S. agency residential mortgage-backed securities	$208,900	$726	$257,040	$3,314	$322,180	$1,593
Corporate debt securities	—	—	26,486	1,409	25,772	678
Other securities	1,292	46	770	47	—	—
Total	$210,192	$772	$284,296	$4,770	$347,952	$2,271

(3) Derivatives

Derivative instruments may be used by the Company as part of its interest rate risk management programs or may be offered to customers. All derivative instruments are carried at fair value and changes in fair value are reported in earnings as they occur. Credit risk is also considered in determining fair value.

When bilateral netting agreements or similar arrangements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by counterparty basis.

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contacts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of March 31, 2013, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $34 million.

None of these derivative contracts have been designated as hedging instruments.

Customer Risk Management Programs

BOK Financial offers programs to permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, and foreign exchange rates, or to take positions in derivative contracts. Customers may also manage interest rate risk through interest rates swaps used by borrowers to modify interest rate terms of their loans or to be announced securities used by mortgage banking customers to hedge their loan production. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize its risk of changes in commodity prices, interest rates or foreign exchange rates.  The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in other operating revenue – brokerage and trading revenue in the Consolidated Statements of Earnings.

Interest Rate Risk Management Programs

BOK Financial may use interest rate swaps in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed-rate liabilities to floating-rate based on LIBOR. As of March 31, 2013, BOK Financial had interest rate swaps with a notional value of $47 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2013 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$12,428,736	$59,599	$(21,727)	$37,872	$—	$37,872
Interest rate swaps	1,380,439	65,654	—	65,654	—	65,654
Energy contracts	1,415,266	62,426	(35,440)	26,986	(1,622)	25,364
Agricultural contracts	167,652	4,174	(3,444)	730	—	730
Foreign exchange contracts	176,617	176,617	—	176,617	—	176,617
Equity option contracts	212,147	14,054	—	14,054	—	14,054
Total customer risk management programs	15,780,857	382,524	(60,611)	321,913	(1,622)	320,291
Interest rate risk management programs	22,000	182	—	182	—	182
Total derivative contracts	$15,802,857	$382,706	$(60,611)	$322,095	$(1,622)	$320,473

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$12,827,390	$56,565	$(21,727)	$34,838	$(21,657)	$13,181
Interest rate swaps	1,380,439	66,149	—	66,149	(35,127)	31,022
Energy contracts	1,388,495	62,185	(35,440)	26,745	(10,433)	16,312
Agricultural contracts	167,642	4,157	(3,444)	713	—	713
Foreign exchange contracts	176,170	176,170	—	176,170	—	176,170
Equity option contracts	212,147	14,054	—	14,054	—	14,054
Total customer risk management programs	16,152,283	379,280	(60,611)	318,669	(67,217)	251,452
Interest rate risk management programs	25,000	384	—	384	—	384
Total derivative contracts	$16,177,283	$379,664	$(60,611)	$319,053	$(67,217)	$251,836

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2012 (in thousands):

	Assets
	Notional	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$12,850,805	$46,113	$(15,656)	$30,457	$—	$30,457
Interest rate swaps	1,319,827	72,201	—	72,201	—	72,201
Energy contracts	1,346,780	82,349	(44,485)	37,864	(3,464)	34,400
Agricultural contracts	212,434	3,638	(3,164)	474	—	474
Foreign exchange contracts	180,318	180,318	—	180,318	—	180,318
Equity option contracts	211,941	12,593	—	12,593	—	12,593
Total customer risk management programs	16,122,105	397,212	(63,305)	333,907	(3,464)	330,443
Interest rate risk management programs	66,000	7,663	—	7,663	—	7,663
Total derivative contracts	$16,188,105	$404,875	$(63,305)	$341,570	$(3,464)	$338,106

	Liabilities
	Notional	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$13,239,078	$43,064	$(15,656)	$27,408	$(15,467)	$11,941
Interest rate swaps	1,319,827	72,724	—	72,724	(31,945)	40,779
Energy contracts	1,334,349	83,654	(44,485)	39,169	(1,769)	37,400
Agricultural contracts	212,135	3,571	(3,164)	407	(188)	219
Foreign exchange contracts	179,852	179,852	—	179,852	—	179,852
Equity option contracts	211,941	12,593	—	12,593	—	12,593
Total customer risk management programs	16,497,182	395,458	(63,305)	332,153	(49,369)	282,784
Interest rate risk management programs	50,000	805	—	805	—	805
Total derivative contracts	$16,547,182	$396,263	$(63,305)	$332,958	$(49,369)	$283,589

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2012 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$11,186,193	$44,182	$(27,470)	$16,712	$(3,282)	$13,430
Interest rate swaps	1,246,861	73,451	—	73,451	—	73,451
Energy contracts	1,846,932	180,548	(89,185)	91,363	(8,578)	82,785
Agricultural contracts	116,575	5,664	(4,604)	1,060	—	1,060
Foreign exchange contracts	190,306	190,306	—	190,306	—	190,306
Equity option contracts	217,169	18,244	—	18,244	—	18,244
Total customer risk management programs	14,804,036	512,395	(121,259)	391,136	(11,860)	379,276
Interest rate risk management programs	69,000	5,720	—	5,720	—	5,720
Total derivative contracts	$14,873,036	$518,115	$(121,259)	$396,856	$(11,860)	$384,996

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$10,895,737	$41,082	$(27,470)	$13,612	$—	$13,612
Interest rate swaps	1,246,861	74,036	—	74,036	(33,070)	40,966
Energy contracts	1,899,205	187,991	(89,185)	98,806	(58,292)	40,514
Agricultural contracts	122,979	5,597	(4,604)	993	—	993
Foreign exchange contracts	189,926	189,926	—	189,926	—	189,926
Equity option contracts	217,169	18,244	—	18,244	—	18,244
Total customer risk management programs	14,571,877	516,876	(121,259)	395,617	(91,362)	304,255
Interest rate risk management programs	72,000	1,035	—	1,035	—	1,035
Total derivative contracts	$14,643,877	$517,911	$(121,259)	$396,652	$(91,362)	$305,290

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$(15)	$—	$1,122	$—
Interest rate swaps	767	—	912	—
Energy contracts	1,783	—	2,310	—
Agricultural contracts	108	—	91	—
Foreign exchange contracts	188	—	206	—
Equity option contracts	—	—	—	—
Total customer risk management programs	2,831	—	4,641	—
Interest Rate Risk Management Programs	—	6,118	—	(2,473)
Total Derivative Contracts	$2,831	$6,118	$4,641	$(2,473)

Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three months ended March 31, 2013 and 2012, respectively.
(4) Loans and Allowances for Credit Losses

Loans

Loans are either secured or unsecured based on the type of loan and the financial condition of the borrower. Repayment is generally expected from cash flow or proceeds from the sale of selected assets of the borrower. BOK Financial is exposed to risk of loss on loans due to the borrower’s difficulties, which may arise from any number of factors, including problems within the respective industry or local economic conditions. Access to collateral, in the event of borrower default, is reasonably assured through adherence to applicable lending laws and through sound lending standards and credit review procedures. Accounting policies for all loans, excluding residential mortgage loans guaranteed by U.S. government agencies, are as follows.

Interest is accrued at the applicable interest rate on the principal amount outstanding. Loans are placed on nonaccruing status when, in the opinion of management, full collection of principal or interest is uncertain. Internally risk graded loans are individually evaluated for nonaccruing status quarterly. Non-risk graded loans are generally placed on nonaccruing status when more than 90 days past due or within 60 days of being notified of the borrower bankruptcy filing. Interest previously accrued but not collected is charged against interest income when the loan is placed on nonaccruing status. Payments on nonaccruing loans are applied to principal or recognized as interest income, according to management’s judgment as to the collectability of principal. Loans may be returned to accruing status when, in the opinion of management, full collection of principal and interest, including principal previously charged off, is probable based on improvements in the borrower’s financial condition or a sustained period of performance.

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

Performing loans may be renewed under then current collateral value, debt service ratio and other underwriting standards. Nonaccruing loans may be renewed and will remain classified as nonaccruing.

All loans are charged off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower or when the required cash flow is reduced in a TDR. The charge-off amount is determined through an evaluation of available cash resources and collateral value. Internally risk graded loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans that are past due between 60 and 180 days, based on the loan product type, are charged off. Loans to borrowers whose personal obligation has been discharged through Chapter 7 bankruptcy proceedings are charged off within 60 days of notice of the bankruptcy filing, regardless of payment status.

Loan origination and commitment fees and direct loan acquisition and origination costs are deferred and amortized as an adjustment to yield over the life of the loan or over the commitment period, as applicable.

Qualifying residential mortgage loans guaranteed by U.S. government agencies have been sold into GNMA pools. Under certain performance conditions specified in government programs, the Company may have the right, but not the obligation to repurchase loans from GNMA pools. These loans no longer qualify for sale accounting and are recognized in the Consolidated Balance Sheet. Guaranteed loans are considered impaired because we do not expect to receive all principal and interest based on the loan's contractual terms. The principal balance continues to be guaranteed; however, interest accrues at a curtailed rate as specified in the programs. The carrying value of these loans is reduced based on an estimate of the expected cash flows discounted at the original note rate plus a liquidity spread. Guaranteed loans may be modified in TDRs in accordance with U.S. government agency guidelines. Interest continues to accrue based on the modified rate. Guaranteed loans may either be resold into GNMA pools after a performance period specified by the programs or foreclosed and conveyed to the guarantors.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2013				December 31, 2012
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$4,104,169	$3,294,275	$19,861	$7,418,305	$4,158,548	$3,458,897	$24,467	$7,641,912
Commercial real estate	889,397	1,330,588	65,175	2,285,160	845,023	1,323,350	60,626	2,228,999
Residential mortgage	1,732,058	234,966	45,426	2,012,450	1,747,038	251,394	46,608	2,045,040
Consumer	154,079	221,399	2,171	377,649	175,412	217,384	2,709	395,505
Total	$6,879,703	$5,081,228	$132,633	$12,093,564	$6,926,021	$5,251,025	$134,410	$12,311,456
Accruing loans past due (90 days)[1]				$4,229				$3,925

	March 31, 2012
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,491,029	$3,390,806	$61,750	$6,943,585
Commercial real estate	857,059	1,308,765	86,475	2,252,299
Residential mortgage	1,662,585	278,879	27,462	1,968,926
Consumer	213,796	191,166	7,672	412,634
Total	$6,224,469	$5,169,616	$183,359	$11,577,444
Accruing loans past due (90 days)[1]				$6,140

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At March 31, 2013, $5.1 billion or 42% of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market and $3.9 billion or 32% of our total loan portfolio is to businesses and individuals attributed to the Texas market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At March 31, 2013, commercial loans attributed to the Oklahoma market totaled $2.9 billion or 38% of the commercial loan portfolio segment and commercial loans attributed to the Texas market totaled $2.7 billion or 37% of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.3 billion or 19% of total loans at March 31, 2013, including $2.1 billion of outstanding loans to energy producers. Approximately 58% of committed production loans are secured by properties primarily producing oil and 42% are secured by properties producing natural gas. The services loan class totaled $2.1 billion at March 31, 2013. Approximately $1.2 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include community foundations, gaming, public finance, insurance and heavy equipment dealers.

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

At March 31, 2013, 35% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 25% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At March 31, 2013, residential mortgage loans included $162 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $758 million at March 31, 2013. Approximately, 31% of the home equity portfolio is comprised of junior lien loans and 69% of the home equity loan portfolio is comprised of first lien loans. Junior lien loans are distributed 78% to amortizing term loans and 22% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2013, outstanding commitments totaled $6.9 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2013, outstanding standby letters of credit totaled $491 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At March 31, 2013, outstanding commercial letters of credit totaled $8 million.

Allowances for Credit Losses

BOK Financial maintains an allowance for loan losses and an accrual for off-balance sheet credit risk. The accrual for off-balance sheet credit risk is maintained at a level that is appropriate to cover estimated losses associated with credit instruments that are not currently recognized as assets such as loan commitments, standby letters of credit or guarantees. As discussed in greater detail in Note 6, the Company also has separate accruals for off-balance sheet credit risk related to residential mortgage loans previously sold with full or partial recourse and for residential mortgage loans sold to government sponsored agencies under standard representations and warranties.

The appropriateness of the allowance for loan losses and accrual for off-balance sheet credit losses (collectively "allowance for credit losses") is assessed by management based on an on-going quarterly evaluation of the probable estimated losses inherent in the portfolio, including probable losses on both outstanding loans and unused commitments.

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three months ended March 31, 2013.

Loans are considered to be impaired when it becomes probable that BOK Financial will be unable to collect all amounts due according to the contractual terms of the loan agreements. Internally risk graded loans are evaluated individually for impairment. Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk graded based on evaluation of the borrowers' ability to repay. Certain commercial loans and most residential mortgage and consumer loans are small balance, homogeneous pools of loans that are not risk graded. Non-risk graded loans are identified as impaired based on performance status. Generally, non-risk graded loans 90 days or more past due or modified in a TDR or in bankruptcy are considered to be impaired.

Specific allowances for impaired loans are measured by an evaluation of estimated future cash flows discounted at the loans’ initial effective interest rate or the fair value of collateral for certain collateral dependent loans. Collateral value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs. Appraised values are on an "as-is" basis and are generally not adjusted by the Company. Updated appraisals are obtained at least annually or more frequently if market conditions indicate collateral values have declined.

Collateral value of mineral rights is generally determined by our internal staff of engineers based on projected cash flows under current market conditions. Collateral values and available cash resources that support impaired loans are evaluated quarterly. Historical statistics may be used as a practical way to estimate impairment in limited situations, such as when a collateral dependent loan is identified as impaired at the end of a reporting period, until an updated appraisal of collateral value is received or a full assessment of future cash flows is completed. Estimates of future cash flows and collateral values require significant judgments and may be volatile.

General allowances for unimpaired loans are based on estimated loss rates by loan class. The gross loss rate for each loan class is determined by the greater of the current gross loss rate based on the most recent twelve months or a ten-year gross loss rate. Recoveries are not directly considered in the estimation of loss rates. Recoveries generally do not follow predictable patterns and are not received until well after the charge-off date as a result of protracted legal actions. For risk graded loans, gross loss rates are adjusted for changes in risk grading. For each loan class, the current weighted average risk grade is compared to the long-term average risk grade. This comparison determines whether credit risk in each loan class is increasing or decreasing. Loss rates are adjusted upward or downward in proportion to changes in average risk grading. General allowances for unimpaired loans also consider inherent risks identified for each loan class. Inherent risks consider loss rates that most appropriately represent the current credit cycle and other factors attributable to specific loan classes which have not yet been represented in the gross loss rates or risk grading. These factors include changes in commodity prices or engineering imprecision, which may affect the value of reserves that secure our energy loan portfolio, construction risk that may affect commercial real estate loans, changes in regulations and public policy that may disproportionately impact health care loans and changes in loans products.

Nonspecific allowances are maintained for risks beyond factors specific to a particular loan or loan class. These factors include trends in the economy of our primary lending areas, concentrations in large balance loans and other relevant factors.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended March 31, 2013 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$65,280	$54,884	$41,703	$9,453	$44,187	$215,507
Provision for loan losses	(1,956)	(2,680)	(274)	(905)	(1,375)	(7,190)
Loans charged off	(298)	(4,800)	(1,779)	(2,032)	—	(8,909)
Recoveries	3,393	1,124	572	1,468	—	6,557
Ending balance	$66,419	$48,528	$40,222	$7,984	$42,812	$205,965
Allowance for off-balance sheet credit losses:
Beginning balance	$475	$1,353	$78	$9	$—	$1,915
Provision for off-balance sheet credit losses	(70)	(735)	(6)	1	—	(810)
Ending balance	$405	$618	$72	$10	$—	$1,105

Total provision for credit losses	$(2,026)	$(3,415)	$(280)	$(904)	$(1,375)	$(8,000)

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended March 31, 2012 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$83,443	$67,034	$39,207	$17,447	$46,350	$253,481
Provision for loan losses	3,517	1,121	(3,119)	(306)	(2,000)	(787)
Loans charged off	(2,934)	(6,725)	(1,786)	(2,229)	—	(13,674)
Recoveries	1,946	1,312	411	1,520	—	5,189
Ending balance	$85,972	$62,742	$34,713	$16,432	$44,350	$244,209
Allowance for off-balance sheet credit losses:
Beginning balance	$7,906	$1,250	$91	$14	$—	$9,261
Provision for off-balance sheet credit losses	456	325	(9)	15	—	787
Ending balance	$8,362	$1,575	$82	$29	$—	$10,048

Total provision for credit losses	$3,973	$1,446	$(3,128)	$(291)	$(2,000)	$—

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at March 31, 2013 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,398,444	$66,071	$19,861	$348	$7,418,305	$66,419
Commercial real estate	2,219,985	48,270	65,175	258	2,285,160	48,528
Residential mortgage	1,967,238	39,923	45,212	299	2,012,450	40,222
Consumer	375,477	7,862	2,172	122	377,649	7,984
Total	11,961,144	162,126	132,420	1,027	12,093,564	163,153

Nonspecific allowance	—	—	—	—	—	42,812

Total	$11,961,144	$162,126	$132,420	$1,027	$12,093,564	$205,965

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at March 31, 2012 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$6,881,908	$85,508	$61,677	$464	$6,943,585	$85,972
Commercial real estate	2,165,824	61,098	86,475	1,644	2,252,299	62,742
Residential mortgage	1,961,414	34,484	7,512	229	1,968,926	34,713
Consumer	407,863	16,432	4,771	—	412,634	16,432
Total	11,417,009	197,522	160,435	2,337	11,577,444	199,859

Nonspecific allowance	—	—	—	—	—	44,350

Total	$11,417,009	$197,522	$160,435	$2,337	$11,577,444	$244,209

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at March 31, 2013 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,400,848	$65,320	$17,457	$1,099	$7,418,305	$66,419
Commercial real estate	2,285,160	48,528	—	—	2,285,160	48,528
Residential mortgage	247,814	4,600	1,764,636	35,622	2,012,450	40,222
Consumer	237,152	3,163	140,497	4,821	377,649	7,984
Total	10,170,974	121,611	1,922,590	41,542	12,093,564	163,153

Nonspecific allowance	—	—	—	—	—	42,812

Total	$10,170,974	$121,611	$1,922,590	$41,542	$12,093,564	$205,965

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at March 31, 2012 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$6,926,003	$84,853	$17,582	$1,119	$6,943,585	$85,972
Commercial real estate	2,252,299	62,742	—	—	2,252,299	62,742
Residential mortgage	298,139	7,482	1,670,787	34,146	1,968,926	41,628
Consumer	209,699	2,676	202,935	6,841	412,634	9,517
Total	9,686,140	157,753	1,891,304	42,106	11,577,444	199,859

Nonspecific allowance	—	—	—	—	—	44,350

Total	$9,686,140	$157,753	$1,891,304	$42,106	$11,577,444	$244,209

Loans are considered to be performing if they are in compliance with the original terms of the agreement, which is consistent with the regulatory guideline of “pass.” Performing also includes loans considered to be “other loans especially mentioned” by regulatory guideline. Other loans especially mentioned are in compliance with the original terms of the agreement but may have a weakness that deserves management’s close attention. Performing loans also include past due residential mortgages that are guaranteed by agencies of the U.S. government.

The risk grading process identified certain criticized loans as potential problem loans. These loans have a well-defined weakness (e.g. inadequate debt service coverage or liquidity or marginal capitalization; repayment may depend on collateral or other risk mitigation) that may jeopardize liquidation of the debt and represent a greater risk due to deterioration in the financial condition of the borrower. This is consistent with the regulatory guideline for “substandard.” Because the borrowers are still performing in accordance with the original terms of the loan agreements, these loans were not placed in nonaccruing status. Known information does, however, cause concern as to the borrowers’ continued compliance with current repayment terms. Nonaccruing loans represent loans for which full collection of principal and interest is uncertain. This is substantially the same criteria used to determine whether a loan is impaired and includes certain loans considered “substandard” and all loans considered “doubtful” by regulatory guidelines.

The following table summarizes the Company’s loan portfolio at March 31, 2013 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,342,500	$4,555	$2,377	$—	$—	$2,349,432
Services	2,074,198	31,127	9,474	—	—	2,114,799
Wholesale/retail	1,071,954	10,807	2,239	—	—	1,085,000
Manufacturing	387,346	10,624	1,848	—	—	399,818
Healthcare	1,078,550	124	2,962	—	—	1,081,636
Integrated food services	173,800	—	—	—	—	173,800
Other commercial and industrial	190,758	4,716	889	17,385	72	213,820
Total commercial	7,319,106	61,953	19,789	17,385	72	7,418,305

Commercial real estate:
Construction and land development	194,944	19,423	23,462	—	—	237,829
Retail	572,761	2,597	8,921	—	—	584,279
Office	401,070	6,723	12,851	—	—	420,644
Multifamily	453,822	2,151	4,501	—	—	460,474
Industrial	234,590	261	2,198	—	—	237,049
Other commercial real estate	321,304	10,339	13,242	—	—	344,885
Total commercial real estate	2,178,491	41,494	65,175	—	—	2,285,160

Residential mortgage:
Permanent mortgage	230,595	6,555	10,664	816,272	27,489	1,091,575
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	162,205	214	162,419
Home equity	—	—	—	751,397	7,059	758,456
Total residential mortgage	230,595	6,555	10,664	1,729,874	34,762	2,012,450

Consumer:
Indirect automobile	—	—	—	23,049	1,319	24,368
Other consumer	235,495	1,249	408	115,685	444	353,281
Total consumer	235,495	1,249	408	138,734	1,763	377,649

Total	$9,963,687	$111,251	$96,036	$1,885,993	$36,597	$12,093,564

The following table summarizes the Company’s loan portfolio at December 31, 2012 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,448,954	$9,245	$2,460	$—	$—	$2,460,659
Services	2,119,734	32,362	12,090	—	—	2,164,186
Wholesale/retail	1,093,413	9,949	3,077	—	—	1,106,439
Manufacturing	337,132	9,345	2,007	—	—	348,484
Healthcare	1,077,773	467	3,166	—	—	1,081,406
Integrated food services	190,422	—	684	—	—	191,106
Other commercial and industrial	266,329	4,914	919	17,406	64	289,632
Total commercial	7,533,757	66,282	24,403	17,406	64	7,641,912

Commercial real estate:
Construction and land development	204,010	22,952	26,131	—	—	253,093
Retail	508,342	6,327	8,117	—	—	522,786
Office	405,763	15,280	6,829	—	—	427,872
Multifamily	393,566	6,624	2,706	—	—	402,896
Industrial	241,761	265	3,968	—	—	245,994
Other commercial real estate	351,663	11,820	12,875	—	—	376,358
Total commercial real estate	2,105,105	63,268	60,626	—	—	2,228,999

Residential mortgage:
Permanent mortgage	242,823	10,271	12,409	831,008	27,454	1,123,965
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	159,955	489	160,444
Home equity	—	—	—	754,375	6,256	760,631
Total residential mortgage	242,823	10,271	12,409	1,745,338	34,199	2,045,040

Consumer:
Indirect automobile	—	—	—	33,157	1,578	34,735
Other consumer	229,570	1,091	715	128,978	416	360,770
Total consumer	229,570	1,091	715	162,135	1,994	395,505

Total	$10,111,255	$140,912	$98,153	$1,924,879	$36,257	$12,311,456

The following table summarizes the Company’s loan portfolio at March 31, 2012 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,142,978	$8,987	$336	$—	$—	$2,152,301
Services	1,899,082	39,049	12,890	—	—	1,951,021
Wholesale/retail	958,682	23,104	15,388	—	—	997,174
Manufacturing	308,187	10,117	23,402	—	—	341,706
Healthcare	974,209	1,006	7,946	—	—	983,161
Integrated food services	203,351	750	—	—	—	204,101
Other commercial and industrial	294,818	6	1,715	17,509	73	314,121
Total commercial	6,781,307	83,019	61,677	17,509	73	6,943,585

Commercial real estate:
Construction and land development	234,687	28,438	52,416	—	—	315,541
Retail	463,143	8,639	6,193	—	—	477,975
Office	357,006	12,437	10,733	—	—	380,176
Multifamily	420,156	9,400	3,414	—	—	432,970
Industrial	286,642	277	—	—	—	286,919
Other commercial real estate	331,028	13,971	13,719	—	—	358,718
Total commercial real estate	2,092,662	73,162	86,475	—	—	2,252,299

Residential mortgage:
Permanent mortgage	276,892	13,735	7,512	824,990	15,310	1,138,439
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	180,862	—	180,862
Home equity	—	—	—	644,985	4,640	649,625
Total residential mortgage	276,892	13,735	7,512	1,650,837	19,950	1,968,926

Consumer:
Indirect automobile	—	—	—	78,916	2,608	81,524
Other consumer	202,292	2,636	4,771	121,118	293	331,110
Total consumer	202,292	2,636	4,771	200,034	2,901	412,634

Total	$9,353,153	$172,552	$160,435	$1,868,380	$22,924	$11,577,444

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the
	March 31, 2013					Three Months Ended
		Recorded Investment				March 31, 2013
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$2,377	$2,377	$2,377	$—	$—	$2,419	$—
Services	12,592	9,474	8,502	972	292	10,782	—
Wholesale/retail	2,545	2,239	2,187	52	13	2,658	—
Manufacturing	2,140	1,848	1,848	—	—	1,928	—
Healthcare	3,649	2,962	2,919	43	43	3,064	—
Integrated food services	—	—	—	—	—	342	—
Other commercial and industrial	8,461	961	961	—	—	972	—
Total commercial	31,764	19,861	18,794	1,067	348	22,165	—

Commercial real estate:
Construction and land development	28,913	23,462	22,967	495	155	24,797	—
Retail	11,375	8,921	8,921	—	—	8,519	—
Office	16,169	12,851	12,617	234	30	9,840	—
Multifamily	4,501	4,501	4,501	—	—	3,604	—
Industrial	3,875	2,198	2,198	—	—	3,083	—
Other real estate loans	15,546	13,242	12,642	600	73	13,059	—
Total commercial real estate	80,379	65,175	63,846	1,329	258	62,902	—

Residential mortgage:
Permanent mortgage	48,613	38,153	37,605	548	299	39,008	318
Permanent mortgage guaranteed by U.S. government agencies[1]	171,887	162,419	162,419	—	—	161,432	1,276
Home equity	7,059	7,059	7,059	—	—	6,658	—
Total residential mortgage	227,559	207,631	207,083	548	299	207,098	1,594

Consumer:
Indirect automobile	1,319	1,319	1,319	—	—	1,449	—
Other consumer	918	852	730	122	122	992	—
Total consumer	2,237	2,171	2,049	122	122	2,441	—

Total	$341,939	$294,838	$291,772	$3,066	$1,027	$294,606	$1,594

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At March 31, 2013, $214 thousand of these loans were nonaccruing and $162 million were accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, are recovered.

A summary of impaired loans at December 31, 2012 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$2,460	$2,460	$2,460	$—	$—
Services	15,715	12,090	11,940	150	149
Wholesale/retail	9,186	3,077	3,016	61	15
Manufacturing	2,447	2,007	2,007	—	—
Healthcare	4,256	3,166	2,050	1,116	66
Integrated food services	684	684	684	—	—
Other commercial and industrial	8,482	983	983	—	—
Total commercial	43,230	24,467	23,140	1,327	230

Commercial real estate:
Construction and land development	44,721	26,131	25,575	556	155
Retail	9,797	8,117	8,117	—	—
Office	8,949	6,829	6,604	225	21
Multifamily	3,189	2,706	2,706	—	—
Industrial	3,968	3,968	—	3,968	2,290
Other real estate loans	15,377	12,875	10,049	2,826	643
Total commercial real estate	86,001	60,626	53,051	7,575	3,109

Residential mortgage:
Permanent mortgage	51,153	39,863	37,564	2,299	769
Permanent mortgage guaranteed by U.S. government agencies[1]	170,740	160,444	160,444	—	—
Home equity	6,256	6,256	6,256	—	—
Total residential mortgage	228,149	206,563	204,264	2,299	769

Consumer:
Indirect automobile	1,578	1,578	1,578	—	—
Other consumer	1,300	1,131	1,006	125	125
Total consumer	2,878	2,709	2,584	125	125

Total	$360,258	$294,365	$283,039	$11,326	$4,233

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2012, $489 thousand of these loans were nonaccruing and $160 million were accruing based on the guarantee by U.S. government agencies.

A summary of impaired loans at March 31, 2012 follows (in thousands):

	As of					For the
	As of March 31, 2012					Three Months Ended
		Recorded Investment				March 31, 2012
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$336	$336	$336	$—	$—	$336	$—
Services	22,318	12,890	12,237	653	307	14,929	—
Wholesale/retail	19,085	15,388	15,300	88	22	18,284	—
Manufacturing	26,536	23,402	23,402	—	—	23,227	—
Healthcare	9,529	7,946	6,671	1,275	135	6,716	—
Integrated food services	—	—	—	—	—	—	—
Other commercial and industrial	9,287	1,788	1,788	—	—	1,789	—
Total commercial	87,091	61,750	59,734	2,016	464	65,281	—

Commercial real estate:
Construction and land development	86,435	52,416	51,615	801	206	57,145	—
Retail	7,680	6,193	3,761	2,432	1,062	6,528	—
Office	13,888	10,733	10,508	225	21	11,095	—
Multifamily	3,414	3,414	3,414	—	—	3,464	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	16,273	13,719	11,104	2,615	355	14,603	—
Total commercial real estate	127,690	86,475	80,402	6,073	1,644	92,835	—

Residential mortgage:
Permanent mortgage	24,131	22,822	22,142	680	229	24,094	132
Permanent mortgage guaranteed by U.S. government agencies[1]	184,510	180,862	180,862	—	—	194,385	1,532
Home equity	4,640	4,640	4,640	—	—	4,521	—
Total residential mortgage	213,281	208,324	207,644	680	229	223,000	1,664

Consumer:
Indirect automobile	2,608	2,608	2,608	—	—	2,401	—
Other consumer	5,695	5,064	5,064	—	—	3,193	—
Total consumer	8,303	7,672	7,672	—	—	5,594	—

Total	$436,365	$364,221	$355,452	$8,769	$2,337	$386,710	$1,664

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At March 31, 2012, all of these loans were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of March 31, 2013 were as follows (in thousands):

	As of March 31, 2013				Amounts Charged Off During the Three Months Ended March 31, 2013
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—
Services	2,441	1,195	1,246	292	—
Wholesale/retail	1,481	1,015	466	13	—
Manufacturing	—	—	—	—	—
Healthcare	—	—	—	—	—
Integrated food services	—	—	—	—	—
Other commercial and industrial	856	163	693	—	—
Total commercial	4,778	2,373	2,405	305	—

Commercial real estate:
Construction and land development	12,770	2,479	10,291	76	—
Retail	6,139	2,359	3,780	—	627
Office	2,966	1,883	1,083	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	4,889	3,281	1,608	—	—
Total commercial real estate	26,764	10,002	16,762	76	627

Residential mortgage:
Permanent mortgage	19,230	12,670	6,560	54	370
Home equity	1,976	1,844	132	—	—
Total residential mortgage	21,206	14,514	6,692	54	370

Consumer:
Indirect automobile	390	372	18	—	—
Other consumer	533	387	146	80	—
Total consumer	923	759	164	80	—

Total nonaccruing TDRs	$53,671	$27,648	$26,023	$515	$997

	As of March 31, 2013				Amounts Charged Off During the Three Months Ended March 31, 2013
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Accruing TDRs:

Residential mortgage:
Permanent mortgage	—	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	47,942	13,184	34,758	—	—
Total residential mortgage	47,942	13,184	34,758	—	—

Total accruing TDRs	47,942	13,184	34,758	—	—

Total TDRs	$101,613	$40,832	$60,781	$515	$997

A summary of troubled debt restructurings by accruing status as of December 31, 2012 were as follows (in thousands):

	As of
	December 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—
Services	2,492	2,099	393	45
Wholesale/retail	2,290	1,362	928	15
Manufacturing	—	—	—	—
Healthcare	64	64	—	—
Integrated food services	—	—	—	—
Other commercial and industrial	675	—	675	—
Total commercial	5,521	3,525	1,996	60

Commercial real estate:
Construction and land development	14,898	9,989	4,909	76
Retail	6,785	5,735	1,050	—
Office	3,899	1,920	1,979	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	5,017	3,399	1,618	—
Total commercial real estate	30,599	21,043	9,556	76

Residential mortgage:
Permanent mortgage	20,490	12,214	8,276	54
Home equity	—	—	—	—
Total residential mortgage	20,490	12,214	8,276	54

Consumer:
Indirect automobile	532	492	40	—
Other consumer	2,328	2,097	231	83
Total consumer	2,860	2,589	271	83

Total nonaccuring TDRs	$59,470	$39,371	$20,099	$273

	As of
	December 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance

Accruing TDRs:

Residential mortgage:
Permanent mortgage	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	38,515	8,755	29,760	—
Total residential mortgage	38,515	8,755	29,760	—

Total accruing TDRs	38,515	8,755	29,760	—

Total TDRs	$97,985	$48,126	$49,859	$273

A summary of troubled debt restructurings by accruing status as of March 31, 2012 were as follows (in thousands):

	As of March 31, 2012				Amounts Charged Off During the Three Months Ended March 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—
Services	3,199	992	2,207	—	—
Wholesale/retail	1,676	1,480	196	22	—
Manufacturing	—	—	—	—	—
Healthcare	82	82	—	—	—
Integrated food services	—	—	—	—	—
Other commercial and industrial	957	—	957	—	—
Total commercial	5,914	2,554	3,360	22	—

Commercial real estate:
Construction and land development	21,834	10,413	11,421	76	2,692
Retail	3,635	1,200	2,435	—	—
Office	3,419	1,133	2,286	—	269
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	7,483	2,039	5,444	259	2,205
Total commercial real estate	36,371	14,785	21,586	335	5,166

Residential mortgage:
Permanent mortgage	7,027	4,575	2,452	79	57
Home equity	—	—	—	—	—
Total residential mortgage	7,027	4,575	2,452	79	57

Consumer:
Indirect automobile	—	—	—	—	—
Other consumer	3,553	3,545	8	—	—
Total consumer	3,553	3,545	8	—	—

Total nonaccruing TDRs	$52,865	$25,459	$27,406	$436	$5,223

	As of March 31, 2012				Amounts Charged Off During the Three Months Ended March 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Accruing TDRs:

Residential mortgage:
Permanent mortgage	3,993	2,706	1,287	—	48
Permanent mortgages guaranteed by U.S. government agencies	32,770	17,570	15,200	—	—
Total residential mortgage	36,763	20,276	16,487	—	48

Total accruing TDRs	36,763	20,276	16,487	—	48

Total TDRs	$89,628	$45,735	$43,893	$436	$5,271

Troubled debt restructurings generally consist of interest rates concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at March 31, 2013 by class that were restructured during the three months ended March 31, 2013 by primary type of concession (in thousands):

	Three Months Ended Mar. 31, 2013
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	56	—	56	56
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	151	—	—	151	151
Total commercial	—	—	—	151	56	—	207	207

Commercial real estate:
Construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	—	62	509	571	571
Permanent mortgage guaranteed by U.S. government agencies	5,431	3,241	8,672	—	—	—	—	8,672
Home equity	—	—	—	—	—	339	339	339
Total residential mortgage	5,431	3,241	8,672	—	62	848	910	9,582

Consumer:
Indirect automobile	—	—	—	—	—	13	13	13
Other consumer	—	—	—	93	—	44	137	137
Total consumer	—	—	—	93	—	57	150	150

Total	$5,431	$3,241	$8,672	$244	$118	$905	$1,267	$9,939

Troubled debt restructurings generally consist of interest rates concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during the three months ended March 31, 2012 by primary type of concession (in thousands):

	Three Months Ended Mar. 31, 2012
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	82	82	82
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	82	82	82

Commercial real estate:
Construction and land development	—	—	—	105	—	—	105	105
Retail	—	—	—	2,435	—	—	2,435	2,435
Office	—	—	—	1,403	—	—	1,403	1,403
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	1,668	—	1,668	1,668
Total commercial real estate	—	—	—	3,943	1,668	—	5,611	5,611

Residential mortgage:
Permanent mortgage	—	151	151	—	—	872	872	1,023
Permanent mortgage guaranteed by U.S. government agencies	—	5,169	5,169	—	—	—	—	5,169
Home equity	—	—	—	—	—	—	—	—
Total residential mortgage	—	5,320	5,320	—	—	872	872	6,192

Consumer:
Indirect automobile	—	—	—	—	—	—	—	—
Other consumer	—	—	—	381	—	3,026	3,407	3,407
Total consumer	—	—	—	381	—	3,026	3,407	3,407

Total	$—	$5,320	$5,320	$4,324	$1,668	$3,980	$9,972	$15,292

The following table summarizes, by loan class, the recorded investment at March 31, 2013 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2013 (in thousands):

	Three Months Ended Mar. 31, 2013
	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—
Services	—	875	875
Wholesale/retail	—	—	—
Manufacturing	—	—	—
Healthcare	—	—	—
Integrated food services	—	—	—
Other commercial and industrial	—	38	38
Total commercial	—	913	913

Commercial real estate:
Construction and land development	—	8,065	8,065
Retail	—	—	—
Office	—	—	—
Multifamily	—	—	—
Industrial	—	—	—
Other real estate loans	—	—	—
Total commercial real estate	—	8,065	8,065

Residential mortgage:
Permanent mortgage	—	2,773	2,773
Permanent mortgage guaranteed by U.S. government agencies	18,575	—	18,575
Home equity	—	—	—
Total residential mortgage	18,575	2,773	21,348

Consumer:
Indirect automobile	—	27	27
Other consumer	—	—	—
Total consumer	—	27	27

Total	$18,575	$11,778	$30,353

A payment default is defined as being 30 days or more past due. Loans that experienced a payment default during the three months ended March 31, 2013 above includes loans that were 30 days or more past due at any time during the period, but that are performing in accordance with the modified terms as of the balance sheet date.

The following table summarizes, by loan class, the recorded investment at March 31, 2012 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2012 (in thousands):

	Three Months Ended Mar. 31, 2012
	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—
Services	—	768	768
Wholesale/retail	—	—	—
Manufacturing	—	—	—
Healthcare	—	—	—
Integrated food services	—	—	—
Other commercial and industrial	—	—	—
Total commercial	—	768	768

Commercial real estate:
Construction and land development	—	2,379	2,379
Retail	—	2,435	2,435
Office	—	1,403	1,403
Multifamily	—	—	—
Industrial	—	—	—
Other real estate loans	—	1,949	1,949
Total commercial real estate	—	8,166	8,166

Residential mortgage:
Permanent mortgage	269	379	648
Permanent mortgage guaranteed by U.S. government agencies	6,528	—	6,528
Home equity	—	—	—
Total residential mortgage	6,797	379	7,176

Consumer:
Indirect automobile	—	—	—
Other consumer	—	8	8
Total consumer	—	8	8

Total	$6,797	$9,321	$16,118

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of March 31, 2013 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,346,530	$525	$—	$2,377	$2,349,432
Services	2,103,111	1,697	517	9,474	2,114,799
Wholesale/retail	1,082,491	270	—	2,239	1,085,000
Manufacturing	397,746	224	—	1,848	399,818
Healthcare	1,073,804	4,806	64	2,962	1,081,636
Integrated food services	173,800	—	—	—	173,800
Other commercial and industrial	212,777	82	—	961	213,820
Total commercial	7,390,259	7,604	581	19,861	7,418,305

Commercial real estate:
Construction and land development	214,367	—	—	23,462	237,829
Retail	575,239	119	—	8,921	584,279
Office	404,401	436	2,956	12,851	420,644
Multifamily	455,973	—	—	4,501	460,474
Industrial	234,851	—	—	2,198	237,049
Other real estate loans	329,517	1,748	378	13,242	344,885
Total commercial real estate	2,214,348	2,303	3,334	65,175	2,285,160

Residential mortgage:
Permanent mortgage	1,047,648	5,774	—	38,153	1,091,575
Permanent mortgages guaranteed by U.S. government agencies	25,915	17,669	118,621	214	162,419
Home equity	748,759	2,638	—	7,059	758,456
Total residential mortgage	1,822,322	26,081	118,621	45,426	2,012,450

Consumer:
Indirect automobile	22,364	685	—	1,319	24,368
Other consumer	350,606	1,509	314	852	353,281
Total consumer	372,970	2,194	314	2,171	377,649

Total	$11,799,899	$38,182	$122,850	$132,633	$12,093,564

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2012 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,454,928	$3,071	$200	$2,460	$2,460,659
Services	2,150,386	1,710	—	12,090	2,164,186
Wholesale/retail	1,103,307	5	50	3,077	1,106,439
Manufacturing	346,442	35	—	2,007	348,484
Healthcare	1,077,022	1,040	178	3,166	1,081,406
Integrated food services	190,416	6	—	684	191,106
Other commercial and industrial	288,522	127	—	983	289,632
Total commercial	7,611,023	5,994	428	24,467	7,641,912

Commercial real estate:
Construction and land development	226,962	—	—	26,131	253,093
Retail	514,252	349	68	8,117	522,786
Office	417,866	3,177	—	6,829	427,872
Multifamily	400,151	39	—	2,706	402,896
Industrial	242,026	—	—	3,968	245,994
Other real estate loans	358,030	2,092	3,361	12,875	376,358
Total commercial real estate	2,159,287	5,657	3,429	60,626	2,228,999

Residential mortgage:
Permanent mortgage	1,075,687	8,366	49	39,863	1,123,965
Permanent mortgages guaranteed by U.S. government agencies	26,560	13,046	120,349	489	160,444
Home equity	752,100	2,275	—	6,256	760,631
Total residential mortgage	1,854,347	23,687	120,398	46,608	2,045,040

Consumer:
Indirect automobile	31,869	1,273	15	1,578	34,735
Other consumer	358,308	1,327	4	1,131	360,770
Total consumer	390,177	2,600	19	2,709	395,505

Total	$12,014,834	$37,938	$124,274	$134,410	$12,311,456

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of March 31, 2012 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,151,887	$78	$—	$336	$2,152,301
Services	1,924,702	11,646	1,783	12,890	1,951,021
Wholesale/retail	979,188	897	1,701	15,388	997,174
Manufacturing	317,577	—	727	23,402	341,706
Healthcare	974,336	730	149	7,946	983,161
Integrated food services	204,101	—	—	—	204,101
Other commercial and industrial	311,795	538	—	1,788	314,121
Total commercial	6,863,586	13,889	4,360	61,750	6,943,585

Commercial real estate:
Construction and land development	259,840	3,285	—	52,416	315,541
Retail	469,910	340	1,532	6,193	477,975
Office	368,265	1,178	—	10,733	380,176
Multifamily	429,020	500	36	3,414	432,970
Industrial	286,919	—	—	—	286,919
Other real estate loans	343,102	1,781	116	13,719	358,718
Total commercial real estate	2,157,056	7,084	1,684	86,475	2,252,299

Residential mortgage:
Permanent mortgage	1,102,858	12,705	54	22,822	1,138,439
Permanent mortgages guaranteed by U.S. government agencies	28,750	13,281	138,831	—	180,862
Home equity	642,898	2,087	—	4,640	649,625
Total residential mortgage	1,774,506	28,073	138,885	27,462	1,968,926

Consumer:
Indirect automobile	76,685	2,231	—	2,608	81,524
Other consumer	324,537	1,467	42	5,064	331,110
Total consumer	401,222	3,698	42	7,672	412,634

Total	$11,196,370	$52,744	$144,971	$183,359	$11,577,444
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

The purchase price for these acquisitions totaled $37 million, including $24 million paid in cash and $13 million of contingent consideration. The final purchase price allocation included $21 million of identifiable intangible assets and $29 million of goodwill. The pro-forma impact of these transactions was not material to the Company's consolidated financial statements.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loans commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2013		December 31, 2012		March 31, 2012
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$264,608	$274,710	$269,718	$281,935	$230,241	$237,741
Residential mortgage loan commitments	466,571	13,343	356,634	12,733	302,303	8,907
Forward sales contracts	712,144	(1,842)	598,442	(906)	520,165	391
		$286,211		$293,762		$247,039

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2013, December 31, 2012 or March 31, 2012. No credit losses were recognized on residential mortgage loans held for sale for the three month periods ended March 31, 2013 and 2012.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Originating and marketing revenue:
Residential mortgages loan held for sale	$30,235	$17,092
Residential mortgage loan commitments	610	2,310
Forward sales contracts	(935)	3,679
Total originating and marketing revenue	29,910	23,081
Servicing revenue	10,066	9,997
Total mortgage banking revenue	$39,976	$33,078

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Number of residential mortgage loans serviced for others	99,438	98,246	95,944
Outstanding principal balance of residential mortgage loans serviced for others	$12,272,691	$11,981,624	$11,378,806
Weighted average interest rate	4.59%	4.71%	5.09%
Remaining term (in months)	290	289	289

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2013 is as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2012	$12,976	$87,836	$100,812
Additions, net	—	11,433	11,433
Change in fair value due to loan runoff	(871)	(4,192)	(5,063)
Change in fair value due to market changes	1,098	1,560	2,658
Balance, March 31, 2013	$13,203	$96,637	$109,840

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2012 is as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2011	$18,903	$67,880	$86,783
Additions, net	—	8,372	8,372
Change in fair value due to loan runoff	(1,010)	(3,134)	(4,144)
Change in fair value due to market changes	3,311	3,816	7,127
Balance, March 31, 2012	$21,204	$76,934	$98,138

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable input were as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
Discount rate – risk-free rate plus a market premium	10.27%	10.29%	10.33%
Prepayment rate – based upon loan interest rate, original term and loan type	8.10% - 41.21%	8.38% - 43.94%	10.01% - 45.98%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$55 - $105	$55 - $105	$55 - $105
Delinquent loans	$135 - $500	$135 - $500	$50 - $250
Loans in foreclosure	$875 - $4,250	$875 - $4,250	$500 - $3,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	0.97%	0.87%	1.28%

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at March 31, 2013 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$42,981	$38,471	$22,991	$5,397	$109,840
Outstanding principal of loans serviced for others	$4,139,279	$3,844,365	$2,790,646	$1,498,401	$12,272,691
Weighted average prepayment rate[1]	8.10%	10.60%	19.67%	41.21%	15.55%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At March 31, 2013, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $2.4 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $2.0 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at March 31, 2013 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$4,583,387	$33,374	$8,253	$37,211	$4,662,225
FNMA	2,959,423	19,375	4,064	17,945	3,000,807
GNMA	4,219,579	112,968	20,962	11,391	4,364,900
Other	237,717	1,431	567	5,044	244,759
Total	$12,000,106	$167,148	$33,846	$71,591	$12,272,691

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $220 million at March 31, 2013, $227 million at December 31, 2012 and $248 million at March 31, 2012. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $10 million at March 31, 2013, $11 million at December 31, 2012 and $19 million at March 31, 2012. At March 31, 2013, approximately 5% of the loans sold with recourse with an outstanding principal balance of $11 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5% with an outstanding balance of $11 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Beginning balance	$11,359	$18,683
Provision for recourse losses	(761)	1,672
Loans charged off, net	(523)	(1,704)
Ending balance	$10,075	$18,651

The Company also has off-balance sheet obligation to repurchase or provide indemnification for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements.The Company has established an accrual for credit losses related to potential loan repurchases under representations and warranties that is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings. The level of repurchases and indemnifications related to standard representations and warranties has remained low. The Company repurchased 9 loans from the agencies for $1.0 million during the first quarter of 2013 and recognized $158 thousand of related losses. In addition, the Company has paid indemnification for 5 loans and recognized $409 thousand of related losses during first quarter of 2013.

A summary of unresolved deficiency requests from the agencies and related accrual for credit losses follows (in thousands):

	March 31, 2013	December 31, 2012
Number of unresolved deficiency requests	430	389
Aggregate outstanding principal balance subject to unresolved deficiency requests	$50,861	$44,831
Unpaid principal balance subject to indemnification by the Company	1,414	1,233
Accrual for credit losses related to potential loan repurchases under representations and warranties	5,877	5,291
(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension expense of $500 thousand and $965 thousand for the three months ended March 31, 2013 and 2012, respectively. The Company made no Pension Plan contributions during the three months ended March 31, 2013 and 2012.

Management has been advised that the maximum allowable contribution for 2013 is $23 million. No minimum contribution is required for 2013.

(8)  Commitments and Contingent Liabilities

Litigation Contingencies

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $7.2 million at March 31, 2013. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act limits both the amount and structure of these type of investments. As a result, the Company's private equity activity might be curtailed.

Consolidated tax credit investment entities represent the Company's interest in entities earning federal new market tax credits related to qualifying loans. The Company has the power to direct the activities that most significantly impact the variable interest's economic performance of the entity including being the primary beneficiary of or the obligation to absorb losses of the variable interest that could be significant to the variable interest.

The Company also has interests in various unrelated alternative investments generally consisting of unconsolidated limited partnership interest in or loans to entities for which investment return is primarily in the form of tax credits or that invest in distressed real estate loans and properties, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments and the Company's maximum exposure to loss is restricted to its investment balance. The Company's obligation to fund alternative investments is included in Other liabilities in the Consolidated Balance Sheets.

A summary of consolidated and unconsolidated alternative investments as of March 31, 2013, December 31, 2012 and March 31, 2012 is as follows (in thousands):

	March 31, 2013
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$29,216	$—	$—	$24,182
Tax credit entities	10,000	13,836	—	10,964	10,000
Other	—	8,838	—	—	1,752
Total consolidated	$10,000	$51,890	$—	$10,964	$35,934

Unconsolidated:
Tax credit entities	$28,100	$80,788	$40,400	$—	$—
Other	—	9,293	1,775	—	—
Total unconsolidated	$28,100	$90,081	$42,175	$—	$—

	December 31, 2012
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$28,169	$—	$—	$23,691
Tax credit entities	10,000	13,965	—	10,964	10,000
Other	—	8,952	—	—	2,130
Total consolidated	$10,000	$51,086	$—	$10,964	$35,821

Unconsolidated:
Tax credit entities	$22,354	$78,109	$43,052	$—	$—
Other	—	9,113	1,802	—	—
Total unconsolidated	$22,354	$87,222	$44,854	$—	$—

	March 31, 2012
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$30,993	$—	$—	$25,842
Tax credit entities	10,000	14,353	—	10,964	10,000
Other	—	7,029	—	—	140
Total consolidated	$10,000	$52,375	$—	$10,964	$35,982

Unconsolidated:
Tax credit entities	$11,626	$51,737	$29,093	$—	$—
Other	—	10,201	2,075	—	—
Total unconsolidated	$11,626	$61,938	$31,168	$—	$—

Other Commitments and Contingencies

At March 31, 2013, Cavanal Hill Funds’ assets included $774 million of U.S. Treasury, $1.0 billion of cash management and $385 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at March 31, 2013. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2013 or 2012.

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

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City of Tulsa as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $13.5 million at March 31, 2013. Current leases expire or are subject to lessee termination options at various dates in 2013 and 2014. Our obligation under the agreement would be affected by lessee decisions to exercise these options. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City of Tulsa through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.

The Company has agreed to purchase approximately $113 million of Oklahoma income tax credits from certain operators of zero emission power facilities from 2013 to 2022. Tax credits are generated based on power sold to unrelated third parties and are transferable for a period of ten years following the year of creation. Tax credits will be sold to qualifying taxpayers as BOK Financial is limited by statute on the amount of credits that may be utilized. The agreements may be terminated in the event of changes in federal law or Oklahoma statutes invalidating the tax credits or their transferability.
(9) Shareholders' Equity

The Company will pay a quarterly cash dividend of $0.38 per common share on or about May 31, 2013 to shareholders of record as of May 17, 2013.

Dividends declared during the three months ended March 31, 2013 and March 31, 2012 were $0.38 and $0.33 per share, respectively.

Accumulated Other Comprehensive Income (Loss)

AOCI includes unrealized gains and losses on available for sale ("AFS") securities and non-credit related unrealized losses on AFS securities for which an other-than-temporary impairment has been recorded in earnings. AOCI also includes unrealized gains on AFS securities that were transferred from AFS to investment securities in the third quarter of 2011. Such amounts are being amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related accretion of discount on the transferred securities. Unrealized losses on employee benefit plans will be reclassified into income as pension plan costs are recognized over the remaining service period of plan participants. Accumulated losses on the interest rate lock hedge of the 2005 subordinated debt issuance are being reclassified into income over the ten-year life of the debt. Gains and losses in AOCI are net of deferred income taxes.

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2011	$135,740	$6,673	$(12,742)	$(692)	$128,979
Net change in unrealized gain (loss)	55,726	—	(291)	—	55,435
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(1,788)	—	—	(1,788)
Interest expense, Subordinated debentures	—	—	—	52	52
Net impairment losses recognized in earnings	3,722	—	—	—	3,722
Gain on available for sale securities, net	(4,331)	—	—	—	(4,331)
Other comprehensive income (loss), before income taxes	55,117	(1,788)	(291)	52	53,090
Income tax expense (benefit)[1]	(21,441)	697	113	(20)	(20,651)
Other comprehensive income (loss), net of income taxes	33,676	(1,091)	(178)	32	32,439
Balance, March 31, 2012	$169,416	$5,582	$(12,920)	$(660)	$161,418

Balance, December 31, 2012	$155,553	$3,078	$(8,296)	$(415)	$149,920
Net change in unrealized gains (losses)	(21,359)	—	—	—	(21,359)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(1,148)	—	—	(1,148)
Interest expense, Subordinated debentures	—	—	—	52	52
Net impairment losses recognized in earnings	247	—	—	—	247
Gain on available for sale securities, net	(4,855)	—	—	—	(4,855)
Other comprehensive income (loss), before income taxes	(25,967)	(1,148)	—	52	(27,063)
Income tax benefit (expense)[1]	10,100	446	—	(20)	10,526
Other comprehensive income (loss), net of income taxes	(15,867)	(702)	—	32	(16,537)
Balance, March 31, 2013	$139,686	$2,376	$(8,296)	$(383)	$133,383

[1]	Calculated using a 39% effective tax rate.

(10)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income attributable to BOK Financial Corp.	$87,964	$83,615
Earnings allocated to participating securities	(971)	(740)
Numerator for basic earnings per share – income available to common shareholders	86,993	82,875
Effect of reallocating undistributed earnings of participating securities	5	2
Numerator for diluted earnings per share – income available to common shareholders	$86,998	$82,877

Denominator:
Weighted average shares outstanding	68,569,475	68,268,458
Less: Participating securities included in weighted average shares outstanding	(754,925)	(603,158)
Denominator for basic earnings per common share	67,814,550	67,665,300
Dilutive effect of employee stock compensation plans[1]	225,630	276,595
Denominator for diluted earnings per common share	68,040,180	67,941,895

Basic earnings per share	$1.28	$1.22
Diluted earnings per share	$1.28	$1.22
[1] Excludes employee stock options with exercise prices greater than current market price.	87,377	356,708

(11)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$90,818	$24,095	$6,516	$48,976	$170,405
Net interest revenue (expense) from internal sources	(9,128)	5,483	$5,278	(1,633)	—
Net interest revenue	81,690	29,578	11,794	47,343	170,405
Provision for credit losses	1,021	930	519	(10,470)	(8,000)
Net interest revenue after provision for credit losses	80,669	28,648	11,275	57,813	178,405
Other operating revenue	41,432	57,141	52,603	7,898	159,074
Other operating expense	59,080	52,371	57,007	32,866	201,324
Income before taxes	63,021	33,418	6,871	32,845	136,155
Federal and state income tax	24,515	13,000	2,673	6,908	47,096
Net income	38,506	20,418	4,198	25,937	89,059
Net income attributable to non-controlling interest	—	—	—	1,095	1,095
Net income attributable to BOK Financial Corp.	$38,506	$20,418	$4,198	$24,842	$87,964

Average assets	$10,629,339	$5,723,958	$4,686,952	$6,473,182	$27,513,431
Average invested capital	890,844	297,074	202,310	1,607,611	2,997,839

Performance measurements:
Return on average assets	1.47%	1.45%	0.36%		1.30%
Return on average invested capital	17.53%	27.87%	8.35%		11.90%
Efficiency ratio	47.98%	59.31%	89.23%		61.04%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$89,492	$26,587	$7,140	$50,350	$173,569
Net interest revenue (expense) from internal sources	(12,049)	4,879	4,857	2,313	—
Net interest revenue	77,443	31,466	11,997	52,663	173,569
Provision for credit losses	6,392	1,432	650	(8,474)	—
Net interest revenue after provision for credit losses	71,051	30,034	11,347	61,137	173,569
Other operating revenue	38,792	50,240	46,393	1,856	137,281
Other operating expense	55,860	47,310	51,324	27,643	182,137
Income before taxes	53,983	32,964	6,416	35,350	128,713
Federal and state income tax	20,999	12,823	2,496	9,202	45,520
Net income	32,984	20,141	3,920	26,148	83,193
Net loss attributable to non-controlling interest	—	—	—	(422)	(422)
Net income attributable to BOK Financial Corp.	$32,984	$20,141	$3,920	$26,570	$83,615

Average assets	$10,013,866	$5,784,654	$4,168,398	$5,549,665	$25,516,583
Average invested capital	896,552	283,496	173,853	1,481,332	2,835,233

Performance measurements:
Return on average assets	1.32%	1.40%	0.38%		1.32%
Return on average invested capital	14.80%	28.57%	9.14%		11.86%
Efficiency ratio	48.08%	62.28%	87.82%		58.76%

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2013 and 2012, respectively.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to price provided by third-party pricing services at March 31, 2013, December 31, 2012 or March 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of March 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$55,358	$—		$55,358	$—
U.S. agency residential mortgage-backed securities	33,106	—		33,106	—
Municipal and other tax-exempt securities	90,710	—		90,710	—
Other trading securities	27,424	—		27,424	—
Total trading securities	206,598	—		206,598	—
Available for sale securities:
U.S. Treasury	1,000	1,000		—	—
Municipal and other tax-exempt	85,447	—		46,440	39,007
U.S. agency residential mortgage-backed securities	9,165,212	—		9,165,212	—
Privately issued residential mortgage-backed securities	316,208	—		316,208	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,405,346	—		1,405,346	—
Other debt securities	36,079	—		30,886	5,193
Perpetual preferred stock	26,832	—		26,832	—
Equity securities and mutual funds	23,021	4,571		15,978	2,472
Total available for sale securities	11,059,145	5,571		11,006,902	46,672
Fair value option securities:
U.S. agency residential mortgage-backed securities	208,900	—		208,900	—
Other securities	1,292	—		1,292	—
Total fair value option securities	210,192	—		210,192	—
Residential mortgage loans held for sale	286,211	—		286,211	—
Mortgage servicing rights[1]	109,840	—		—	109,840
Derivative contracts, net of cash margin[2]	320,473	457	[3]	320,016	—
Other assets – private equity funds	29,216	—		—	29,216
Liabilities:
Derivative contracts, net of cash margin[2]	251,836	—	[3]	251,836	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]	See Note 3 for detail of fair value of derivative contracts by contract type.

[3]	Represents exchange-traded agricultural derivative contracts. Exchange-traded derivative energy contracts a net liability at March 31, 2013, fully offset by cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$16,545	$—		$16,545	$—
U.S. agency residential mortgage-backed securities	86,361	—		86,361	—
Municipal and other tax-exempt securities	90,326	—		90,326	—
Other trading securities	20,870	—		20,870	—
Total trading securities	214,102	—		214,102	—
Available for sale securities:
U.S. Treasury	1,002	1,002		—	—
Municipal and other tax-exempt	87,142	—		46,440	40,702
U.S. agency residential mortgage-backed securities	9,889,821	—		9,889,821	—
Privately issued residential mortgage-backed securities	325,163	—		325,163	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	895,075	—		895,075	—
Other debt securities	36,389	—		30,990	5,399
Perpetual preferred stock	25,072	—		25,072	—
Equity securities and mutual funds	27,557	4,165		21,231	2,161
Total available for sale securities	11,287,221	5,167		11,233,792	48,262
Fair value option securities:
U.S. agency residential mortgage-backed securities	257,040	—		257,040	—
Corporate debt securities	26,486	—		26,486	—
Other securities	770	—		770	—
Total fair value option securities	284,296	—		284,296	—
Residential mortgage loans held for sale	293,762	—		293,762	—
Mortgage servicing rights[1]	100,812	—		—	100,812
Derivative contracts, net of cash margin [2]	338,106	11,597	[3]	326,509	—
Other assets – private equity funds	28,169	—		—	28,169
Liabilities:
Derivative contracts, net of cash margin [2]	283,589	—	[3]	283,589	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]	See Note 3 for detail of fair value of derivative contracts by contract type.

[3]	Represents exchange-traded energy derivative contracts. Exchange-traded derivative agricultural contracts a net liability at December 31, 2012, fully offset by cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of March 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$27,430	$—		$27,430	$—
U.S. agency residential mortgage-backed securities	35,111	—		35,111	—
Municipal and other tax-exempt securities	60,230	—		60,230	—
Other trading securities	5,605	—		5,481	124
Total trading securities	128,376	—		128,252	124
Available for sale securities:
U.S. Treasury	1,004	1,004		—	—
Municipal and other tax-exempt	72,234	—		30,257	41,977
U.S. agency residential mortgage-backed securities	9,677,602	—		9,677,602	—
Privately issued residential mortgage-backed securities	326,513	—		326,513	—
Other debt securities	36,777	—		30,877	5,900
Perpetual preferred stock	21,024	—		21,024	—
Equity securities and mutual funds	51,443	25,278		26,165	—
Total available for sale securities	10,186,597	26,282		10,112,438	47,877
Fair value option securities:
U.S. agency residential mortgage-backed securities	322,180	—		322,180	—
Corporate debt securities	25,772	—		25,772	—
Total fair value option securities	347,952	—		347,952	—
Residential mortgage loans held for sale	247,039	—		247,039	—
Mortgage servicing rights[1]	98,138	—		—	98,138
Derivative contracts, net of cash margin [2]	384,996	—	[3]	384,996	—
Other assets – private equity funds	30,993	—		—	30,993
Liabilities:
Derivative contracts, net of cash margin [2]	305,290	—	[3]	305,290	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]	See Note 3 for detail of fair value of derivative contracts by contract type.

[3]	Represents exchange-traded energy derivative contracts, net of cash margin.

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

The following represents the changes for the three months ended March 31, 2013 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, Dec. 31, 2012	$40,702	$5,399	$2,161	$28,169
Purchases and capital calls	—	—	—	492
Redemptions and distributions	(98)	—	—	(830)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	—	1,385
Gain on available for sale securities, net	—	—	—	—
Other-than-temporary impairment losses	—	—	—	—
Other comprehensive gain (loss)	(1,597)	(206)	311	—
Balance, March 31, 2013	$39,007	$5,193	$2,472	$29,216

The following represents the changes for the three months ended March 31, 2012 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance, Dec. 31, 2011	$42,353	$5,900	$30,902
Purchases, and capital calls	—	—	1,089
Redemptions and distributions	(100)	—	(607)
Gain (loss) recognized in earnings
Gain (loss) on other assets, net	—	—	(391)
Gain on available for sale securities, net	1	—	—
Other-than-temporary impairment losses	—	—	—
Other comprehensive (loss)	(277)	—	—
Balance, March 31, 2012	$41,977	$5,900	$30,993

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2013 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$28,470	$28,374	$27,120	Discounted cash flows	[1]	Interest rate spread	5.00%-5.50% (5.25%)	[2]
							95.01%-95.59% (95.26%)	[3]
Below investment grade	17,000	12,384	11,887	Discounted cash flows	[1]	Interest rate spread	8.80%-11.20% (9.54%)	[4]
							69.86%-70.04% (69.92%)	[3]
Total municipal and other tax-exempt securities	45,470	40,758	39,007
Other debt securities	5,400	5,400	5,193	Discounted cash flows	[1]	Interest rate spread	5.44%-5.71% (5.68%)	[5]
							96.16% (96.16%)	[3]
Equity securities and mutual funds	N/A	2,420	2,472	Tangible book value per share of publicly traded financial institutions of similar size, less liquidity discount.		Peer group tangible book per share and liquidity discount.	N/A	[7]

Other assets - private equity funds	N/A	N/A	29,216	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 458 to 519 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value

[4]	Interest rate yields determined using a spread of 700 basis points over comparable municipal securities of varying durations.

[5]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

[6]	Amortized cost reduced by other-than-temporary impairments recorded in earnings. See Note 2 for additional discussion.

[7]
Fair value of shares of a smaller privately-held financial institution were valued using the tangible book value per share of similarly sized financial institutions within the immediate geographical market with a discount of 20% due to the liquidity of the shares.

The fair value of these securities measured at fair value using significant unobservable inputs are sensitive primarily to changes in interest rate spreads. At March 31, 2013, for tax-exempt securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yields for comparable securities would result in an additional decrease in the fair value of $262 thousand. For taxable securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yield for comparable securities would result in an additional decrease in the fair value of $50 thousand. For municipal and other tax-exempt securities rated below investment grade by at least one of the nationally-recognized rating agencies, a 100 basis point increase in the spread over average yields for comparable securities would result in an additional decrease in the fair value of these securities of $343 thousand.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2012 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$28,570	$28,473	$28,318	Discounted cash flows	[1]	Interest rate spread	1.00%-1.50% (1.25%)	[2]
							98.83%-99.43% (99.12%)	[3]
Below investment grade	17,000	12,384	12,384	Discounted cash flows	[1]	Interest rate spread	7.21%-9.83% (7.82%)	[4]
							72.79%-73.00% (72.85%)	[3]
Total municipal and other tax-exempt securities	45,570	40,857	40,702
Other debt securities	5,400	5,400	5,399	Discounted cash flows	[1]	Interest rate spread	1.65%-1.71% (1.70%)	[5]
							100% (100%)	[3]
Equity securities and mutual funds	N/A	2,161	2,161	Tangible book value per share of publicly traded financial institutions of similar size, less liquidity discount.		Peer group tangible book per share and liquidity discount.	N/A	[7]

Other assets - private equity funds	N/A	N/A	28,169	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

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

[7]
Fair value of share of a smaller privately-held financial institution were valued using the tangible book value per share of similarly sized financial institutions within the immediate geographical market with a discount of 20% due to the liquidity of the shares.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2012 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$29,100	$28,997	$28,853	Discounted cash flows	[1]	Interest rate spread	1.00%-1.50% (1.25%)	[2]
							98.88%-99.49% (99.14%)	[3]
Below investment grade	17,000	13,396	13,124	Discounted cash flows	[1]	Interest rate spread	6.18%-9.37% (6.95%)	[4]
							74.96%-75.19% (75.03%)	[3]
Total municipal and other tax-exempt securities	46,100	42,393	41,977
Other debt securities	5,900	5,900	5,900	Discounted cash flows	[1]	Interest rate spread	1.47%-1.74% (1.72%)	[5]
							99% (99%)	[3]

Other assets - private equity funds	N/A	N/A	30,993	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2013 for which the fair value was adjusted during the three months ended March 31, 2013:

	Carrying Value at March 31, 2013			Fair Value Adjustments for the three months ended March 31, 2013 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$14,448	$2,197	$7,485	$—
Real estate and other repossessed assets	—	5,166	607	—	661

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2012 for which the fair value was adjusted during the three months ended March 31, 2012:

	Carrying Value at March 31, 2012			Fair Value Adjustments for the three months ended March 31, 2012 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$21,147	$1,982	$8,483	$—
Real estate and other repossessed assets	—	15,155	3,948	—	2,406

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2013 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$2,197	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	607	Listing value, less cost to sell	Marketability adjustments off appraised value	73%-85% (77%)

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2012 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,982	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	3,948	Listing value, less cost to sell	Marketability adjustments off appraised value	64%-85% (77%)[1]

[1]
Marketability adjustments include consideration of estimated costs to sell which is approximately 15% of fair value. In addition, $743 thousand of real estate and other repossessed assets at March 31, 2012 are based on expert opinions or management's knowledge of the collateral or industry and do not have and independently appraised value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2013 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$945,617				$945,617
Trading securities:
U.S. Government agency debentures	55,358				55,358
U.S. agency residential mortgage-backed securities	33,106				33,106
Municipal and other tax-exempt securities	90,710				90,710
Other trading securities	27,424				27,424
Total trading securities	206,598				206,598
Investment securities:
Municipal and other tax-exempt	339,003				341,940
U.S. agency residential mortgage-backed securities	72,968				76,851
Other debt securities	177,300				196,403
Total investment securities	589,271				615,194
Available for sale securities:
U.S. Treasury	1,000				1,000
Municipal and other tax-exempt	85,447				85,447
U.S. agency residential mortgage-backed securities	9,165,212				9,165,212
Privately issued residential mortgage-backed securities	316,208				316,208
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,405,346				1,405,346
Other debt securities	36,079				36,079
Perpetual preferred stock	26,832				26,832
Equity securities and mutual funds	23,021				23,021
Total available for sale securities	11,059,145				11,059,145
Fair value option securities:
U.S. agency residential mortgage-backed securities	208,900				208,900
Other securities	1,292				1,292
Total fair value option securities	210,192				210,192
Residential mortgage loans held for sale	286,211				286,211
Loans:
Commercial	7,418,305	0.25 - 30.00	0.66	0.55 - 3.69	7,372,375
Commercial real estate	2,285,160	0.38 - 18.00	0.84	1.19 - 3.21	2,266,433
Residential mortgage	2,012,450	0.38 - 18.00	3.53	0.74 - 3.29	2,062,801
Consumer	377,649	0.38 - 21.00	0.31	1.28 - 3.53	371,771
Total loans	12,093,564				12,073,380
Allowance for loan losses	(205,965)				—
Net loans	11,887,599				12,073,380
Mortgage servicing rights	109,840				109,840
Derivative instruments with positive fair value, net of cash margin	320,473				320,473
Other assets – private equity funds	29,216				29,216
Deposits with no stated maturity	16,960,237				16,960,237
Time deposits	2,900,054	0.03 - 9.64	2.14	0.78 - 1.15	2,958,570
Other borrowed funds	3,393,416	0.13 - 5.25	—	0.13 - 2.67	3,398,902
Subordinated debentures	347,674	0.98 - 5.00	3.33	2.22%	345,527
Derivative instruments with negative fair value, net of cash margin	251,836				251,836

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2012 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$1,286,239				$1,286,239
Trading securities:
U.S. Government agency debentures	16,545				16,545
U.S. agency residential mortgage-backed securities	86,361				86,361
Municipal and other tax-exempt securities	90,326				90,326
Other trading securities	20,870				20,870
Total trading securities	214,102				214,102
Investment securities:
Municipal and other tax-exempt	232,700				235,940
U.S. agency residential mortgage-backed securities	82,767				85,943
Other debt securities	184,067				206,575
Total investment securities	499,534				528,458
Available for sale securities:
U.S. Treasury	1,002				1,002
Municipal and other tax-exempt	87,142				87,142
U.S. agency residential mortgage-backed securities	9,889,821				9,889,821
Privately issued residential mortgage-backed securities	325,163				325,163
Commercial mortgage-backed securities guaranteed by U.S. government agencies	895,075				895,075
Other debt securities	36,389				36,389
Perpetual preferred stock	25,072				25,072
Equity securities and mutual funds	27,557				27,557
Total available for sale securities	11,287,221				11,287,221
Fair value option securities:
U.S. agency residential mortgage-backed securities	257,040				257,040
Corporate debt securities	26,486				26,486
Other securities	770				770
Total fair value option securities	284,296				284,296
Residential mortgage loans held for sale	293,762				293,762
Loans:
Commercial	7,641,912	0.21 - 30.00	0.69	0.51 - 3.59	7,606,505
Commercial real estate	2,228,999	0.21 - 18.00	0.92	1.26 - 3.18	2,208,217
Residential mortgage	2,045,040	0.38 - 18.00	3.34	0.86 - 3.09	2,110,773
Consumer	395,505	0.38 - 21.00	0.32	1.37 - 3.60	388,748
Total loans	12,311,456				12,314,243
Allowance for loan losses	(215,507)				—
Net loans	12,095,949				12,314,243
Mortgage servicing rights	100,812				100,812
Derivative instruments with positive fair value, net of cash margin	338,106				338,106
Other assets – private equity funds	28,169				28,169
Deposits with no stated maturity	18,211,068				18,211,068
Time deposits	2,967,992	0.01 - 9.64	2.15	0.80 - 1.15	3,037,708
Other borrowed funds	2,706,221	0.09 - 5.25	—	0.09 - 2.67	2,696,574
Subordinated debentures	347,633	1.00 - 5.00	3.56	2.40%	345,675
Derivative instruments with negative fair value, net of cash margin	283,589				283,589
The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2012 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$706,306				$706,306
Trading securities:
U.S. Government agency debentures	27,430				27,430
U.S. agency residential mortgage-backed securities	35,111				35,111
Municipal and other tax-exempt securities	60,230				60,230
Other trading securities	5,605				5,605
Total trading securities	128,376				128,376
Investment securities:
Municipal and other tax-exempt	130,919				135,314
U.S. agency residential mortgage-backed securities	112,909				113,958
Other debt securities	183,431				202,171
Total investment securities	427,259				451,443
Available for sale securities:
U.S. Treasury	1,004				1,004
Municipal and other tax-exempt	72,234				72,234
U.S. agency residential mortgage-backed securities	9,677,602				9,677,602
Privately issued residential mortgage-backed securities	326,513				326,513
Other debt securities	36,777				36,777
Perpetual preferred stock	21,024				21,024
Equity securities and mutual funds	51,443				51,443
Total available for sale securities	10,186,597				10,186,597
Fair value option securities:
U.S. agency residential mortgage-backed securities	322,180				322,180
Corporate debt securities	25,772				25,772
Total fair value option securities	347,952				347,952
Residential mortgage loans held for sale	247,039				247,039
Loans:
Commercial	6,943,585	0.25 - 30.00	0.52	0.58 - 3.92	6,879,803
Commercial real estate	2,252,299	0.38 - 18.00	1.30	0.29 - 3.45	2,254,289
Residential mortgage	1,968,926	0.38 - 18.00	3.52	1.06 - 3.86	2,002,946
Consumer	412,634	0.38 - 21.00	0.38	1.73 - 3.78	398,149
Total loans	11,577,444				11,535,187
Allowance for loan losses	(244,209)				—
Net loans	11,333,235				11,535,187
Mortgage servicing rights	98,138				98,138
Derivative instruments with positive fair value, net of cash margin	384,996				384,996
Other assets – private equity funds	30,993				30,993
Deposits with no stated maturity	15,357,188				15,357,188
Time deposits	3,166,099	0.01 - 9.64	2.24	0.94 - 1.44	3,221,842
Other borrowed funds	3,156,717	0.25 - 5.25	—	0.09 - 2.70	3,153,280
Subordinated debentures	394,760	5.19 - 5.82	1.22	2.99%	405,589
Derivative instruments with negative fair value, net of cash margin	305,290				305,290

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $163 million at March 31, 2013, $171 million at December 31, 2012 and $200 million at March 31, 2012.

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

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at March 31, 2013, December 31, 2012 or March 31, 2012.

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

(13) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Amount:
Federal statutory tax	$47,654	$45,050
Tax exempt revenue	(1,742)	(1,264)
Effect of state income taxes, net of federal benefit	3,378	2,998
Utilization of tax credits	(1,722)	(1,097)
Bank-owned life insurance	(885)	(979)
Other, net	413	812
Total	$47,096	$45,520

	Three Months Ended
	March 31,
	2013	2012
Percent of pretax income:
Federal statutory tax	35%	35%
Tax exempt revenue	(1)	(1)
Effect of state income taxes, net of federal benefit	3	2
Utilization of tax credits	(1)	(1)
Bank-owned life insurance	(1)	(1)
Other, net	—	1
Total	35%	35%
(14) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2013 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	March 31, 2013			December 31, 2012
	Average Balance	Revenue/ Expense[1]	Yield/ Rate	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Funds sold and resell agreements	$25,418	$2	0.03%	$19,553	$3	0.06%
Trading securities	162,353	707	1.77%	165,109	441	1.06%
Investment securities
Taxable[3]	258,196	3,798	5.97%	271,957	4,008	5.86%
Tax-exempt[3]	276,576	1,483	2.42%	202,128	1,379	2.93%
Total investment securities	534,772	5,281	4.22%	474,085	5,387	4.67%
Available for sale securities
Taxable[3]	11,205,566	55,019	2.07%	11,394,797	56,514	2.08%
Tax-exempt[3]	86,615	907	4.25%	87,415	836	3.80%
Total available for sale securities[3]	11,292,181	55,926	2.09%	11,482,212	57,350	2.10%
Fair value option securities	251,725	1,165	2.05%	292,490	772	1.58%
Residential mortgage loans held for sale	216,816	1,792	3.35%	272,581	2,323	3.39%
Loans[2]	12,224,960	126,745	4.20%	11,989,319	130,510	4.33%
Less allowance for loan losses	214,017			229,095
Loans, net of allowance	12,010,943	126,745	4.28%	11,760,224	130,510	4.41%
Total earning assets[3]	24,494,208	191,618	3.24%	24,466,254	196,786	3.30%
Cash and other assets	3,019,223			3,030,522
Total assets	$27,513,431			$27,496,776
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,836,204	$3,146	0.13%	$9,343,421	$3,496	0.15%
Savings	296,319	120	0.16%	278,714	124	0.18%
Time	2,913,999	11,615	1.62%	3,010,367	13,588	1.80%
Total interest-bearing deposits	13,046,522	14,881	0.46%	12,632,502	17,208	0.54%
Funds purchased	1,155,983	364	0.13%	1,295,442	477	0.15%
Repurchase agreements	878,679	146	0.07%	900,131	197	0.09%
Other borrowings	863,360	1,044	0.49%	364,425	824	0.90%
Subordinated debentures	347,654	2,159	2.52%	347,613	2,239	2.56%
Total interest-bearing liabilities	16,292,198	18,594	0.46%	15,540,113	20,945	0.54%
Non-interest bearing demand deposits	7,002,046			7,505,074
Other liabilities	1,221,348			1,480,102
Total equity	2,997,839			2,971,487
Total liabilities and equity	$27,513,431			$27,496,776
Tax-equivalent Net Interest Revenue[3]		$173,024	2.78%		$175,841	2.76%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			2.92%			2.95%
Less tax-equivalent adjustment[1]		2,619			2,472
Net Interest Revenue		170,405			173,369
Reduction of allowance for credit losses		(8,000)			(14,000)
Other operating revenue		159,074			162,626
Other operating expense		201,324			222,085
Income before taxes		136,155			127,910
Federal and state income tax		47,096			44,293
Net income before non-controlling interest		89,059			83,617
Net income (loss) attributable to non-controlling interest		1,095			1,051
Net income attributable to BOK Financial Corp.		$87,964			$82,566
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.28			$1.21
Diluted		$1.28			$1.21

1.	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

2.	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.

3.	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
September 30, 2012			June 30, 2012			March 31, 2012
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$17,837	$3	0.07%	$19,187	$4	0.08%	$11,385	$2	0.07%
132,213	703	2.12%	143,770	548	1.53%	95,293	446	1.88%

281,347	4,124	5.83%	290,557	4,282	5.93%	302,861	4,434	5.89%
127,299	1,212	4.12%	125,727	1,461	4.90%	128,029	1,549	4.87%
408,646	5,336	5.33%	416,284	5,743	5.63%	430,890	5,983	5.59%

10,969,610	59,482	2.36%	10,007,368	61,583	2.52%	9,876,508	59,656	2.48%
88,445	1,044	4.70%	83,911	943	4.69%	70,719	893	5.17%
11,058,055	60,526	2.38%	10,091,279	62,526	2.54%	9,947,227	60,549	2.50%
336,160	1,886	2.27%	335,965	2,311	2.62%	555,233	3,487	2.79%
264,024	2,310	3.48%	191,311	1,784	3.75%	182,372	1,768	3.90%
11,739,662	127,816	4.33%	11,614,722	132,391	4.58%	11,436,811	128,067	4.50%
231,177			242,605			252,538
11,508,485	127,816	4.42%	11,372,117	132,391	4.68%	11,184,273	128,067	4.61%
23,725,420	198,580	3.47%	22,569,913	205,307	3.69%	22,406,673	200,302	3.64%
2,862,752			2,968,604			3,109,910
$26,588,172			$25,538,517			$25,516,583

$8,719,648	$3,406	0.16%	$8,779,659	$3,572	0.16%	$9,319,978	$3,826	0.17%
267,498	127	0.19%	259,386	147	0.23%	241,442	142	0.24%
3,068,870	12,384	1.61%	3,132,220	12,671	1.63%	3,246,362	13,530	1.68%
12,056,016	15,917	0.53%	12,171,265	16,390	0.54%	12,807,782	17,498	0.55%
1,678,006	632	0.15%	1,740,354	674	0.16%	1,337,614	312	0.09%
1,112,847	281	0.10%	1,095,298	265	0.10%	1,183,778	265	0.09%
97,003	739	3.03%	86,667	853	3.96%	72,911	1,012	5.58%
352,432	2,475	2.79%	357,609	3,512	3.95%	397,440	5,552	5.62%
15,296,304	20,044	0.52%	15,451,193	21,694	0.56%	15,799,525	24,639	0.63%
6,718,572			6,278,342			5,847,682
1,626,643			940,249			1,034,143
2,946,653			2,868,733			2,835,233
$26,588,172			$25,538,517			$25,516,583
	$178,536	2.95%		$183,613	3.13%		$175,663	3.01%
		3.12%			3.30%			3.19%
	2,509			2,252			2,094
	176,027			181,361			173,569
	—			(8,000)			—
	179,944			186,260			137,281
	222,340			223,011			182,137
	133,631			152,610			128,713
	45,778			53,149			45,520
	87,853			99,461			83,193
	471			1,833			(422)
	$87,382			$97,628			$83,615

	$1.28			$1.43			$1.22
	$1.27			$1.43			$1.22

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Interest revenue	$188,999	$194,314	$196,071	$203,055	$198,208
Interest expense	18,594	20,945	20,044	21,694	24,639
Net interest revenue	170,405	173,369	176,027	181,361	173,569
Reduction of allowance for credit losses	(8,000)	(14,000)	—	(8,000)	—
Net interest revenue after provision for credit losses	178,405	187,369	176,027	189,361	173,569
Other operating revenue
Brokerage and trading revenue	31,751	31,958	31,261	32,600	31,111
Transaction card revenue	27,692	28,009	27,788	26,758	25,430
Trust fees and commissions	22,313	22,030	19,654	19,931	18,438
Deposit service charges and fees	22,966	24,174	25,148	25,216	24,379
Mortgage banking revenue	39,976	46,410	50,266	39,548	33,078
Bank-owned life insurance	3,226	2,673	2,707	2,838	2,871
Other revenue	10,187	10,554	9,149	8,860	9,264
Total fees and commissions	158,111	165,808	165,973	155,751	144,571
Gain (loss) on other assets, net	467	137	452	1,689	(3,693)
Gain (loss) on derivatives, net	(941)	(637)	464	2,345	(2,473)
Gain (loss) on fair value option securities, net	(3,171)	(2,081)	6,192	6,852	(1,733)
Gain on available for sale securities, net	4,855	1,066	7,967	20,481	4,331
Total other-than-temporary impairment losses	—	(504)	—	(135)	(505)
Portion of loss reclassified from other comprehensive income	(247)	(1,163)	(1,104)	(723)	(3,217)
Net impairment losses recognized in earnings	(247)	(1,667)	(1,104)	(858)	(3,722)
Total other operating revenue	159,074	162,626	179,944	186,260	137,281
Other operating expense
Personnel	125,654	131,192	122,775	122,297	114,769
Business promotion	5,453	6,150	6,054	6,746	4,388
Contribution to BOKF Charitable Foundation	—	2,062	—	—	—
Professional fees and services	6,985	10,082	7,991	8,343	7,599
Net occupancy and equipment	16,481	16,883	16,914	16,906	16,023
Insurance	3,745	3,789	3,690	4,011	3,866
Data processing and communications	25,450	25,010	26,486	25,264	22,144
Printing, postage and supplies	3,674	3,403	3,611	3,903	3,311
Net losses and operating expenses of repossessed assets	1,246	6,665	5,706	5,912	2,245
Amortization of intangible assets	876	1,065	742	545	575
Mortgage banking costs	7,354	10,542	13,036	12,315	8,439
Change in fair value of mortgage servicing rights	(2,658)	(4,689)	9,576	11,450	(7,127)
Other expense	7,064	9,931	5,759	5,319	5,905
Total other operating expense	201,324	222,085	222,340	223,011	182,137
Income before taxes	136,155	127,910	133,631	152,610	128,713
Federal and state income tax	47,096	44,293	45,778	53,149	45,520
Net income before non-controlling interest	89,059	83,617	87,853	99,461	83,193
Net income (loss) attributable to non-controlling interest	1,095	1,051	471	1,833	(422)
Net income attributable to BOK Financial Corporation	$87,964	$82,566	$87,382	$97,628	$83,615

Earnings per share:
Basic	$1.28	$1.21	$1.28	$1.43	$1.22
Diluted	$1.28	$1.21	$1.27	$1.43	$1.22
Average shares used in computation:
Basic	67,814,550	67,622,777	67,966,700	67,472,665	67,665,300
Diluted	68,040,180	67,914,717	68,334,989	67,744,828	67,941,895

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 8 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2013	52,556	$56.09	—	1,960,504
February 1 to February 28, 2013	5,262	$57.52	—	1,960,504
March 1 to March 31, 2013	112,267	$62.31	—	1,960,504
Total	170,085		—

[1]
On April 24, 2012, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock. As of March 31, 2013, the Company had repurchased 39,496 shares under this plan.

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

Date:        May 3, 2013

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer