Form 10-Q
period 2013-06-30
BOK FINANCIAL CORP ET AL
filed 2013-08-02
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,739,208 shares of common stock ($.00006 par value) as of June 30, 2013.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2013

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $79.9 million or $1.16 per diluted share for the second quarter of 2013, compared to $97.6 million or $1.43 per diluted share for the second quarter of 2012 and $88.0 million or $1.28 per diluted share for the first quarter of 2013.

Net income for the second quarter of 2012 included $14.5 million or $0.21 per diluted share from a gain on the sale of common stock received in settlement of a defaulted loan and a negative provision for credit losses. In addition, net income for the second quarter of 2012 included $3.8 million or $0.06 per diluted share related to a recovery of interest on a nonaccruing commercial loan and a recovery from the Lehman Brothers bankruptcy related to derivative contract losses incurred in 2008.

Net income for the six months ended June 30, 2013 totaled $167.9 million or $2.44 per diluted share compared with $181.2 million or $2.65 per diluted share for the six months ended June 30, 2012.

Highlights of the second quarter of 2013 included:

•
Net interest revenue totaled $167.2 million for the second quarter of 2013, compared to $181.4 million for the second quarter of 2012 and $170.4 million for the first quarter of 2013. Net interest margin was 2.81% for the second quarter of 2013. Net interest margin was 3.30% for the second quarter of 2012 and 2.92% for the first quarter of 2013.

•
Fees and commissions revenue totaled $160.9 million for the second quarter of 2013, compared to $155.8 million for the second quarter of 2012 and $158.1 million for the first quarter of 2013. Mortgage banking revenue decreased compared to the second quarter of 2012 and first quarter of 2013 primarily due to a narrowed gain on sale margin and a change in product mix, partially offset by increased loan production volume. Nearly all other fee-based revenue sources grew over the prior year and prior quarter.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $210.9 million for the second quarter of 2013, a decrease of $640 thousand compared to the second quarter of 2012 and up $6.9 million over the previous quarter. Personnel costs increased $5.8 million over the second quarter of 2012 primarily due to growth in headcount and incentive compensation. Personnel costs increased $2.5 million compared to the first quarter of 2013 due primarily to increased incentive compensation. Non-personnel expenses decreased $6.5 million compared to the second quarter of 2012 due to lower repossessed asset impairment charges and mortgage banking expense and increased $4.5 million over the prior quarter due to higher professional fees and data processing expense.

•
No provision for credit losses was recorded in the second quarter of 2013 compared to an $8.0 million negative provision for credit losses in the second quarter of 2012 and an $8.0 million negative provision for credit losses in the first quarter of 2013. Gross charge-offs were $8.6 million in the second quarter of 2013, $11.5 million in the second quarter of 2012 and $8.9 million in the first quarter of 2013. Recoveries were $6.2 million in the second quarter of 2013 compared to $6.7 million in the second quarter of 2012 and $6.6 million in the first quarter of 2013.

•
The combined allowance for credit losses totaled $205 million or 1.65% of outstanding loans at June 30, 2013 compared to $207 million or 1.71% of outstanding loans at March 31, 2013. Nonperforming assets that are not guaranteed by U.S. government agencies totaled $200 million or 1.62% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at June 30, 2013 and $207 million or 1.73% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at March 31, 2013.

•
Outstanding loan balances were $12.4 billion at June 30, 2013, an increase of $347 million over March 31, 2013. Commercial loan balances grew by $290 million, commercial real estate loans increased $32 million and residential mortgage loans increased by $27 million. Consumer loans were largely unchanged compared to the prior quarter.

•
Period end deposits totaled $19.5 billion at June 30, 2013 compared to $19.9 billion at March 31, 2013. Demand deposit account balances increased $244 million during the second quarter. Interest-bearing transaction accounts decreased $476 million and time deposits decreased $132 million.

•
The tangible common equity ratio was 9.38% at June 30, 2013 and 9.70% at March 31, 2013. The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) minus intangible assets and equity that does not benefit common shareholders.

•
The Company and its subsidiary bank continue to exceed the regulatory definition of well capitalized. The Company’s Tier 1 capital ratios as defined by banking regulations were 13.37% at June 30, 2013 and 13.35% at March 31, 2013.

•
The Company paid a regular quarterly cash dividend of $26 million or $0.38 per common share during the second quarter of 2013. On July 31, 2013, the board of directors approved a quarterly cash dividend of $0.38 per common share payable on or about August 30, 2013 to shareholders of record as of August 16, 2013.

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

Net interest revenue totaled $167.2 million for the second quarter of 2013 compared to $181.4 million for the second quarter of 2012 and $170.4 million for the first quarter of 2013. Net interest margin was 2.81% for the second quarter of 2013, 2.92% for the first quarter of 2013 and 3.30% for the second quarter of 2012. Net interest revenue for the second quarter of 2012 included $2.9 million from a full recovery of a nonaccruing commercial loan. Excluding this recovery, net interest margin was 3.25% for the second quarter of 2012.

Net interest revenue decreased $14.2 million compared to the second quarter of 2012. Net interest revenue decreased $18.4 million due to lower interest rates. Cash flows from the securities portfolio were reinvested at lower current market rates and loan yields decreased due to renewal of maturing fixed-rate loans at current lower rates and narrowing credit spreads. The decrease in yield on earning assets was partially offset by lower funding costs. Net interest revenue increased $4.6 million primarily due to the growth in average loan and securities balances, partially offset by an increase in the average balance of other borrowings.

Net interest margin also declined compared to the second quarter of 2012. The tax-equivalent yield on earning assets was 3.11% for the second quarter of 2013, down 58 basis points from the second quarter of 2012. The available for sale securities portfolio yield decreased 61 basis points to 1.93%. Cash flows received from payments on residential mortgage-backed securities are currently being reinvested in short-duration securities that yield nearly 1.75%. Excluding the interest recovery in the prior year, the tax-equivalent yield on earning assets decreased 53 basis points and loan yields decreased 36 basis points. Credit spreads have narrowed due to market pricing pressure and improved credit quality in our loan portfolio. Funding costs were down 13 basis points from the second quarter of 2012. The cost of interest-bearing deposits decreased 10 basis points and the cost of other borrowed funds decreased 6 basis points. The average rate of interest paid on subordinated debentures decreased 141 basis points compared to the second quarter of 2012. The interest rate on $233 million of these subordinated debentures converted from a fixed rate of interest to a floating rate as of May 15, 2012. Additionally, the benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 13 basis points in the second quarter of 2013 compared to 17 basis points in the second quarter of 2012.

Average earning assets for the second quarter of 2013 increased $1.9 billion or 8% over the second quarter of 2012. The average balance of available for sale securities increased $1.0 billion over the prior year. Available for sale securities consists largely of U.S. government agency issued residential mortgage-backed securities and U.S. agency commercial mortgage-backed securities that are purchased to supplement earnings and to manage interest rate risk. Growth was primarily in U.S. government agency commercial mortgage-backed securities, partially offset by a decrease in U.S. agency mortgage-backed securities. Average loans, net of allowance for loan losses, increased $699 million over the second quarter of 2012 due primarily to growth in average commercial loans.

Average deposits increased $1.1 billion over the second quarter of 2012, including a $611 million increase in average demand deposit balances and a $724 million increase in average interest-bearing transaction accounts, partially offset by a $314 million decrease in average time deposits. Average borrowed funds increased $859 million over the second quarter of 2012 due primarily to increased borrowing from the Federal Home Loan Banks.

Net interest margin decreased 11 basis points from the first quarter of 2013.  The yield on average earning assets decreased 13 basis points. The yield on the available for sale securities portfolio decreased 16 basis points to 1.93% primarily due to cash flows being reinvested at lower current market rates, partially offset by slower prepayment speeds compared to the prior quarter. The loan portfolio yield decreased to 4.12% from 4.20% in the previous quarter primarily due to market pricing pressure and improved credit quality in our loan portfolio. Funding costs decreased 3 basis points to 0.43%. Rates paid on time deposits decreased 5 basis points. Rates paid on interest-bearing transaction accounts and savings accounts each decreased a basis point. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities decreased 1 basis point in the second quarter. The cost of other borrowed funds decreased 3 basis points.

Average earning assets decreased $49 million during the second quarter of 2013. The available for sale securities portfolio decreased $231 million compared to the first quarter of 2013. Average outstanding loans increased $52 million. Average commercial loan balances increased $108 million. Average commercial real estate loan balances decreased $23 million, and residential mortgage loan balances decreased $21 million. The average balance of investment securities was up $76 million and the average balance of residential mortgage loans held for sale grew by $45 million.
Average deposits decreased $522 million compared to the previous quarter. Interest-bearing transaction account balances decreased $332 million. Demand deposit balances decreased $113 million and time deposit account balances decreased $95 million. The average balance of borrowed funds increased $883 million over the first quarter of 2013.

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

Net interest margin may continue to decline. Our ability to further decrease funding costs is limited and our ability to provide near-term net interest revenue support through continued securities portfolio growth may be constrained by our conservative interest rate risk policies. Although we have sufficient capital and liquidity, further securities portfolio growth may result in unacceptable risk as interest rates rise. This interest rate risk policy constraint does not affect our ability to continue loan portfolio growth.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2013 / 2012			Six Months Ended June 30, 2013 / 2012
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$—	$4	$(4)	$—	$5	$(5)
Trading securities	281	160	121	542	452	90
Investment securities:
Taxable securities	(678)	(661)	(17)	(1,314)	(1,333)	19
Tax-exempt securities	107	1,807	(1,700)	41	3,250	(3,209)
Total investment securities	(571)	1,146	(1,717)	(1,273)	1,917	(3,190)
Available for sale securities:
Taxable securities	(10,212)	5,523	(15,735)	(14,849)	11,290	(26,139)
Tax-exempt securities	70	118	(48)	84	2,710	(2,626)
Total available for sale securities	(10,142)	5,641	(15,783)	(14,765)	14,000	(28,765)
Fair value option securities	(1,298)	(798)	(500)	(3,620)	(2,420)	(1,200)
Residential mortgage loans held for sale	510	642	(132)	534	944	(410)
Loans	(6,399)	7,369	(13,768)	(7,721)	15,299	(23,020)
Total tax-equivalent interest revenue	(17,619)	14,164	(31,783)	(26,303)	30,197	(56,500)
Interest expense:
Transaction deposits	(810)	258	(1,068)	(1,490)	431	(1,921)
Savings deposits	(27)	27	(54)	(49)	53	(102)
Time deposits	(1,644)	(1,232)	(412)	(3,559)	(2,638)	(921)
Funds purchased	(469)	(307)	(162)	(417)	(349)	(68)
Repurchase agreements	(136)	(55)	(81)	(255)	(115)	(140)
Other borrowings	589	10,986	(10,397)	621	17,978	(17,357)
Subordinated debentures	(1,312)	(75)	(1,237)	(4,705)	(557)	(4,148)
Total interest expense	(3,809)	9,602	(13,411)	(9,854)	14,803	(24,657)
Tax-equivalent net interest revenue	(13,810)	4,562	(18,372)	(16,449)	15,394	(31,843)
Change in tax-equivalent adjustment	395			920
Net interest revenue	$(14,205)			$(17,369)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $150.8 million for the second quarter of 2013 compared to $186.3 million for the second quarter of 2012 and $159.1 million for the first quarter of 2013. Fees and commissions revenue increased $5.2 million over the second quarter of 2012. Net gains (losses) on securities, derivatives and other assets decreased $41.0 million compared to the second quarter of 2012.

Other operating revenue decreased $8.3 million compared to the first quarter of 2013. Fees and commissions revenue was up $2.8 million. Net gains on securities, derivatives and other assets decreased $10.8 million.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended June 30,				Three Months Ended Mar. 31, 2013
	2013	2012	Increase(Decrease)	% Increase(Decrease)		Increase(Decrease)	% Increase(Decrease)
Brokerage and trading revenue	$32,874	$32,600	$274	1%	$31,751	$1,123	4%
Transaction card revenue	29,942	26,758	3,184	12%	27,692	2,250	8%
Trust fees and commissions	24,803	19,931	4,872	24%	22,313	2,490	11%
Deposit service charges and fees	23,962	25,216	(1,254)	(5)%	22,966	996	4%
Mortgage banking revenue	36,596	39,548	(2,952)	(7)%	39,976	(3,380)	(8)%
Bank-owned life insurance	2,236	2,838	(602)	(21)%	3,226	(990)	(31)%
Other revenue	10,496	8,860	1,636	18%	10,187	309	3%
Total fees and commissions revenue	160,909	155,751	5,158	3%	158,111	2,798	2%
Gain (loss) on other assets, net	(1,666)	1,689	(3,355)	N/A	467	(2,133)	N/A
Gain (loss) on derivatives, net	(2,527)	2,345	(4,872)	N/A	(941)	(1,586)	N/A
Gain (loss) on fair value option securities, net	(9,156)	6,852	(16,008)	N/A	(3,171)	(5,985)	N/A
Gain on available for sale securities	3,753	20,481	(16,728)	N/A	4,855	(1,102)	N/A
Total other-than-temporary impairment	(1,138)	(135)	(1,003)	N/A	—	(1,138)	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	586	(723)	1,309	N/A	(247)	833	N/A
Net impairment losses recognized in earnings	(552)	(858)	306	N/A	(247)	(305)	N/A
Total other operating revenue	$150,761	$186,260	$(35,499)	(19)%	$159,074	$(8,313)	(5)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 49% of total revenue for the second quarter of 2013, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression also drive growth in our mortgage banking revenue. We expect continued growth in other operating revenue through offering new products and services and by further development of our presence in markets outside of Oklahoma. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer hedging and investment banking increased $274 thousand or 1% over the second quarter of 2012. The Company received a $2.9 million recovery from the Lehman Brothers bankruptcy in the second quarter of 2012 related to derivative contract losses incurred in 2008.

Securities trading revenue totaled $14.2 million for the second quarter of 2013, down $1.9 million or 12% compared to the second quarter of 2012 due primarily to the mark-to-market of municipal and U.S. government agency securities at June 30, 2013. The fair value of these securities decreased due to an increase in interest rates. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers. We believe these activities will be permitted under the Volcker Rule of the Dodd-Frank Act.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Excluding the impact of the Lehman Brother recovery in the second quarter of 2012, customer hedging revenue increased $3.8 million over the prior year to $5.2 million for the second quarter of 2013 primarily due to increased activity by our mortgage banking customers.

Revenue earned from retail brokerage transactions increased $1.0 million or 13% over the second quarter of 2012 to $9.1 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions during the quarter. The number of transactions typically increases with market volatility and decreases with market stability.

Investment banking, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $4.4 million for the second quarter of 2013, a $196 thousand or 5% increase over the second quarter of 2012 related to the timing and volume of completed transactions. The increased volume of transactions is primarily the result of the Company's expansion of its municipal financial advisory service capacity, particularly in the Texas market.

Brokerage and trading revenue increased $1.1 million over the first quarter of 2013. Customer hedging revenue was up $2.3 million primarily from increased activity by our mortgage banking customers. Securities trading revenue decreased $2.9 million primarily due to the impact of rising rates on the fair value of municipal securities and U.S. government agency securities held in our trading portfolio at quarter-end. Retail brokerage fees were up $908 thousand and investment banking fees were up $750 thousand.

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

Title VII of the Dodd-Frank Act subjects nearly all derivative transactions to Commodity Futures Trading Commission (“CFTC”) or Securities and Exchange Commission (“SEC”) regulations. This includes registration, recordkeeping, reporting, capital, margin and business conduct requirements on major swap dealers and major swap participants. These regulations, which are now largely complete, are comprehensive and establish a wide range of compliance and reporting obligations. However, in the Company's view, do not appear to materially limit the Company's ability to effect derivative trades for its customers or materially increase compliance costs.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the second quarter of 2013 increased $3.2 million or 12% over the second quarter of 2012. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $15.2 million, up $1.7 million or 13%, due to increased transaction volumes and increased dollar amount per transaction. Merchant services fees totaled $10.0 million, up $1.2 million or 13% on increased transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.7 million, up from $4.5 million for the second quarter of 2012.

Transaction card revenue increased $2.3 million compared to the first quarter of 2013. Merchant services fees and revenues from processing transactions on behalf of members of our TransFund EFT network both increased due to increased transaction activity. Interchange fees from debit cards issued by the Company were also up over of the prior quarter.

Trust fees and commissions increased $4.9 million or 24% over the second quarter of 2012. The acquisition of the Milestone Group by BOK Financial in third quarter of 2012 added $1.5 billion of fiduciary assets as of June 30, 2013 and resulted in a $2.6 million increase in trust fees and commissions over the second quarter of 2012. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $28.3 billion at June 30, 2013, $23.1 billion at June 30, 2012 and $27.6 billion at March 31, 2013. Trust fees and commissions were up $2.5 million primarily due to the seasonal timing of tax service fees.

In addition to trust fees and commissions where we served as a fiduciary, we also earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and BOSC, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $1.9 million for the second quarter of 2013 compared to $2.2 million for the second quarter of 2012 and $1.8 million for the first quarter of 2013.

Deposit service charges and fees decreased $1.3 million or 5% compared to the second quarter of 2012. Overdraft fees totaled $12.4 million for the second quarter of 2013, a decrease of $1.8 million or 13% compared to the second quarter of 2012. Consumers are generally maintaining higher average balances and better managing their accounts to reduce overdraft fees. Commercial account service charge revenue totaled $9.5 million, up $752 thousand or 9% over the prior year. Service charges on deposit accounts with a standard monthly fee were $2.1 million, down $163 thousand or 7% compared to the second quarter of 2012. Deposit service charges and fees increased $996 thousand over the prior quarter on increased overdraft fee volumes and increased commercial service charge revenue.

Mortgage banking revenue decreased $3.0 million compared to the second quarter of 2012. Revenue from originating and marketing mortgage loans totaled $26.4 million, down $3.3 million or 11% compared to the second quarter of 2012. Mortgage loans funded for sale totaled $1.2 billion in the second quarter of 2013, up from $841 million in the second quarter of 2012. Outstanding commitments to originate mortgage loans were up $155 million or 40% over June 30, 2012. Revenue growth from increased loan production was offset by an overall narrowing of gain on sale margins and a shift in product mix toward loans with narrower margins. Approximately 26% of loans originated in the second quarter of 2013 were through correspondent channels, up from 11% for the second quarter of 2012 and refinanced mortgage loans decreased to 48% of loans originated in 2013 from 51% of loans originated in 2012. Additionally, an increase in interest rates near the end of June 2013 decreased the fair value of both mortgage loans held for sale and mortgage loan commitments. We mitigate the risk of changes in the fair value of mortgage loans and commitments with forward sale contracts. We generally economically hedge all loans held for sale and an estimate of commitments that will ultimately become closed loans. The rapid increase in interest rates in response to comments by the Federal Reserve Bank increased the percent of commitments we expect to result in closed loans which resulted in lower hedge coverage at quarter end. The net impact decreased the fair value of mortgage loan commitments by approximately $3.5 million.

We expect that the recent increase in mortgage interest rates will decrease future mortgage loan production volume and continue to narrow gain on sale margins. Some of the cost structure of our mortgage banking division is variable related to changes in production volume.

Mortgage servicing revenue increased $382 thousand or 4% over the second quarter of 2012. The outstanding principal balance of mortgage loans serviced for others totaled $12.7 billion, an increase of $1.2 billion over June 30, 2012.

Mortgage banking revenue decreased $3.4 million compared to the first quarter of 2013 primarily due to narrowed gain on sale margins and the June 30, 2013 mark-to-market valuation adjustments. Residential mortgage loans funded for sale increased $240 million over the previous quarter. Outstanding commitments to originate mortgage loans were up $81 million or 17% over March 31, 2013.

Mortgage servicing revenue increased $174 thousand over the prior quarter. The outstanding balance of mortgage loans serviced for others increased $469 million over March 31, 2013.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended June 30,			%	Three Months Ended Mar. 31, 2013		%
	2013	2012	Increase (Decrease)	Increase (Decrease)		Increase (Decrease)	Increase (Decrease)
Originating and marketing revenue:
Residential mortgages loan held for sale	$17,763	$27,706	$(9,943)	(36)%	$30,235	$(12,472)	(41)%
Residential mortgage loan commitments	(15,052)	6,900	(21,952)	(318)%	610	(15,662)	(2,568)%
Forward sales contracts	23,645	(4,917)	28,562	(581)%	(935)	24,580	(2,629)%
Total originating and marketing revenue	26,356	29,689	(3,333)	(11)%	29,910	(3,554)	(12)%
Servicing revenue	10,240	9,859	381	4%	10,066	174	2%
Total mortgage revenue	$36,596	$39,548	$(2,952)	(7)%	$39,976	$(3,380)	(8)%

Mortgage loans funded for sale	$1,196,038	$840,765	$355,273	42%	$956,315	$239,723	25%
Mortgage loan refinances to total funded	48%	51%			62%

	June 30,
	2013	2012	Increase	% Increase	March 31, 2013	Increase	% Increase
Outstanding principal balance of mortgage loans serviced for others	$12,741,651	$11,564,643	$1,177,008	10%	$12,272,691	$468,960	4%
Net gains on securities, derivatives and other assets

In the second quarter of 2013, we recognized a $3.8 million gain from sales of $1.1 billion of available for sale securities. Securities were sold either because they had reached their expected maximum potential return or sold to reinvest those proceeds into shorter average life securities. In the second quarter of 2012, we recognized a $14.2 million gain on the sale of $26 million of common stock received in 2009 in partial satisfaction of a defaulted commercial loan. In addition, we recognized $6.1 million of gains on sales of $433 million of residential mortgage-backed securities guaranteed by U.S. government agencies. We recognized a $4.9 million gain on sales of $728 million of available for sale securities in the first quarter of 2013.

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

Table 4 -- Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012
Loss on mortgage hedge derivative contracts, net	$(2,526)	$(1,654)	$2,623
Loss on fair value option securities, net	(9,102)	(3,232)	6,908
Loss on economic hedge of mortgage servicing rights	(11,628)	(4,886)	9,531
Gain on change in fair value of mortgage servicing rights	14,315	2,658	(11,450)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$2,687	$(2,228)	$(1,919)

Net interest revenue on fair value option securities	$910	$828	$2,148

Average primary residential mortgage interest rate	3.67%	3.50%	3.79%
Average secondary residential mortgage interest rate	2.72%	2.54%	2.74%

Primary rates disclosed in Table 4 above represent rates generally available to borrowers on 30 year conforming mortgage loans and affect the value of our mortgage servicing rights. Secondary rates represent rates generally paid on 30 year residential mortgage-backed securities guaranteed by U.S. government agencies and affect the value of securities and derivative contracts used as an economic hedge of our mortgage servicing rights. The difference between average primary and secondary rates for the second quarter of 2013 was 95 basis points compared to 96 basis points for the first quarter of 2013 and 105 basis points for the second quarter of 2012.

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized $552 thousand of other-than-temporary impairment losses in earnings during the second quarter of 2013 on certain private-label residential mortgage-backed securities we do not intend to sell. We recognized other-than-temporary impairment losses in earnings of $858 thousand in the second quarter of 2012 and $247 thousand in the first quarter of 2013.

Other Operating Expense

Other operating expense for the second quarter of 2013 totaled $196.6 million, down $26.4 million or 12% compared to the second quarter of 2012. Changes in the fair value of mortgage servicing rights decreased operating expense $14.3 million in the second quarter of 2013 and increased operating expense $11.5 million in the second quarter of 2012. Excluding changes in the fair value of mortgage servicing rights, operating expenses were largely unchanged compared to the second quarter of 2012. Personnel expenses increased $5.8 million or 5%. Non-personnel expenses decreased $6.5 million or 7%.

Excluding changes in the fair value of mortgage servicing rights, operating expenses were up $6.9 million over the previous quarter. Personnel expenses increased $2.5 million and non-personnel expenses increased $4.5 million.

Table 5 -- Other Operating Expense
(In thousands)

	Three Months Ended June 30,		Increase	% Increase	Three Months Ended Mar. 31, 2013	Increase	% Increase
	2013	2012	(Decrease)	(Decrease)		(Decrease)	(Decrease)
Regular compensation	$68,319	$65,218	$3,101	5%	$67,858	$461	1%
Incentive compensation:
Cash-based	31,081	27,950	3,131	11%	27,045	4,036	15%
Stock-based	9,500	11,349	(1,849)	(16)%	10,700	(1,200)	(11)%
Total incentive compensation	40,581	39,299	1,282	3%	37,745	2,836	8%
Employee benefits	19,210	17,780	1,430	8%	20,051	(841)	(4)%
Total personnel expense	128,110	122,297	5,813	5%	125,654	2,456	2%
Business promotion	5,770	6,746	(976)	(14)%	5,453	317	6%
Professional fees and services	8,381	8,343	38	—%	6,985	1,396	20%
Net occupancy and equipment	16,909	16,906	3	—%	16,481	428	3%
Insurance	4,044	4,011	33	1%	3,745	299	8%
Data processing and communications	26,734	25,264	1,470	6%	25,450	1,284	5%
Printing, postage and supplies	3,580	3,903	(323)	(8)%	3,674	(94)	(3)%
Net losses and operating expenses of repossessed assets	282	5,912	(5,630)	(95)%	1,246	(964)	(77)%
Amortization of intangible assets	875	545	330	61%	876	(1)	—%
Mortgage banking costs	7,910	12,315	(4,405)	(36)%	7,354	556	8%
Change in fair value of mortgage servicing rights	(14,315)	11,450	(25,765)	(225)%	(2,658)	(11,657)	439%
Other expense	8,326	5,319	3,007	57%	7,064	1,262	18%
Total other operating expense	$196,606	$223,011	$(26,405)	(12)%	$201,324	$(4,718)	(2)%

Number of employees (full-time equivalent)	4,712	4,585	127	3%	4,697	15	—%

Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

The increase in personnel expense was primarily due to standard annual merit increases in regular compensation which were effective for the majority of our staff March 1, increased incentive compensation and higher employee healthcare costs. Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs increased $3.1 million or 5% over the second quarter of 2012.

Incentive compensation increased $1.3 million or 3% over the second quarter of 2012. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $3.1 million or 11% over the second quarter of 2012.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense for equity awards decreased $670 thousand compared to the second quarter of 2012. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value. Stock-based compensation expense also includes deferred compensation that will ultimately be settled in cash indexed to the investment performance or changes in earnings per share. Certain executive officers are permitted to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock. Compensation expense reflects changes in the market value of BOK Financial common stock and other investments. Expense based on changes in the fair value of BOK Financial common stock and other investments decreased $100 thousand compared to the the second quarter of 2012. In addition, $7.0 million was accrued in second quarter of 2013 and $8.0 million was accrued in the second quarter of 2012 for the BOK Financial Corp. 2011 True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan is designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. The accrual for the 2011 True-Up Plan totaled $57 million at June 30, 2013. Based on currently available information, amounts estimated to be payable under the 2011 True-Up Plans are approximately $72 million. The final amount due under the 2011 True-Up Plan will be determined as of December 31, 2013 and distributed in 2014. Performance measurement through 2013 may result in future upward or downward adjustments to compensation expense.

Employee benefit expense increased $1.4 million or 8% over the second quarter of 2012 primarily due to increased employee medical insurance costs and payroll taxes. The Company self-insures a portion of its employee health care coverage and these costs may be volatile.
Personnel costs increased $2.5 million over the first quarter of 2013 due largely to incentive compensation. Incentive compensation expense increased $2.8 million. Cash-based incentive compensation, which rewards employees as they generate business opportunities for the Company by growing loans, deposits, customer relationships or other measurable metrics, increased $4.0 million. Stock-based incentive compensation expense decreased $1.2 million primarily due decreased accruals for executive compensation plans, partially offset by the impact of the reversal of costs in the first quarter related to performance shares that did not vest.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, decreased $6.5 million compared over the second quarter of 2012. Net losses and operating expenses of repossessed assets were down $5.6 million primarily due to decreased impairment charges based on regularly scheduled appraisal updates. Mortgage banking costs were down $4.4 million primarily due to lower provision for potential losses on loans sold to U.S. government agencies under standard representations and warranties. Data processing and communications expense increased $1.5 million primarily due to transaction card activity. All other expenses were up $2.1 million over the second quarter of 2012.

Excluding changes in the fair value of mortgage servicing rights, non-personnel operating expenses increased $4.5 million over the first quarter of 2013. Professional fees and services increased $1.4 million and data processing and communications expense increased $1.3 million over the prior quarter, both due to higher transaction activity. All other non-personnel expenses increased $1.8 million.

Income Taxes

Income tax expense was $41.4 million or 34% of book taxable income for the second quarter of 2013 compared to $53.1 million or 35% of book taxable income for the second quarter of 2012 and $47.1 million or 35% of book taxable income for the first quarter of 2013.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $13 million at June 30, 2013, March 31, 2013 and June 30, 2012.
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

As shown in Table 6, net income attributable to our lines of business decreased $2.5 million or 4% compared to the second quarter of 2012. Decreased net interest revenue was offset by lower net loans charged off compared to the prior year. Nearly all of our diversified revenue categories grew over the prior year, partially offset by increased personnel expenses. Non-personnel expense and net losses and operating expenses were both down compared to the prior year. The gain (loss) on mortgage servicing rights, net of economic hedges increased over the prior year. The second quarter of 2012 also included a $14.2 million gain on the sale of stock received in partial satisfaction of a defaulted loan which was attributed to the Commercial Banking line of business.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Commercial Banking	$39,537	$43,317	$78,060	$76,300
Consumer Banking	20,327	15,411	40,746	35,552
Wealth Management	2,561	6,172	6,758	10,092
Subtotal	62,425	64,900	125,564	121,944
Funds Management and other	17,506	32,728	42,331	59,299
Total	$79,931	$97,628	$167,895	$181,243

Commercial Banking

Commercial Banking contributed $39.5 million to consolidated net income in the second quarter of 2013, down $3.8 million or 9% over the second quarter of 2012. Excluding the gain on the sale of stock received in partial satisfaction of a defaulted loan from net income for the second quarter of 2012, Commercial Banking net income increased $4.9 million or 14%.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Net interest revenue from external sources	$90,505	$93,549	$(3,044)		$181,349	$183,041	$(1,692)
Net interest expense from internal sources	(9,375)	(11,439)	2,064		(18,502)	(23,488)	4,986
Total net interest revenue	81,130	82,110	(980)		162,847	159,553	3,294
Net loans charged off	86	748	(662)		1,107	7,140	(6,033)
Net interest revenue after net loans charged off	81,044	81,362	(318)		161,740	152,413	9,327

Fees and commissions revenue	43,330	37,795	5,535		84,762	76,543	8,219
Gain on financial instruments and other assets, net	81	14,363	(14,282)		81	14,407	(14,326)
Other operating revenue	43,411	52,158	(8,747)		84,843	90,950	(6,107)

Personnel expense	26,723	25,504	1,219		52,204	50,348	1,856
Net losses (gains) and expenses of repossessed assets	(217)	5,002	(5,219)		953	5,669	(4,716)
Other non-personnel expense	20,792	18,835	1,957		40,774	36,560	4,214
Corporate allocations	12,448	13,284	(836)		24,895	25,908	(1,013)
Total other operating expense	59,746	62,625	(2,879)		118,826	118,485	341

Income before taxes	64,709	70,895	(6,186)		127,757	124,878	2,879
Federal and state income tax	25,172	27,578	(2,406)		49,697	48,578	1,119

Net income	$39,537	$43,317	$(3,780)		$78,060	$76,300	$1,760

Average assets	$10,359,660	$9,865,389	$494,271		$10,486,541	$9,939,627	$546,914
Average loans	9,623,460	9,024,475	598,985		9,599,529	8,942,733	656,796
Average deposits	9,027,907	8,211,478	816,429		9,136,184	8,283,114	853,070
Average invested capital	899,088	862,816	36,272		895,749	883,408	12,341
Return on average assets	1.53%	1.77%	(24)	bp	1.50%	1.54%	(4)	bp
Return on invested capital	17.64%	20.19%	(255)	bp	17.57%	17.37%	20	bp
Efficiency ratio	48.00%	52.23%	(423)	bp	47.99%	50.19%	(220)	bp
Net charge-offs (annualized) to average loans	—%	0.03%	(3)	bp	0.02%	0.16%	(14)	bp

Net interest revenue was largely unchanged compared to the prior year. The second quarter of 2012 included $2.9 million from the recovery of foregone interest and fees on a nonaccruing loan. Excluding this recovery, growth in net interest revenue was due to a $599 million increase in average loan balances and a $816 million increase in average deposits over the second quarter of 2012, partially offset by reduced yields on loans and deposits sold to our Funds Management unit.

Fees and commissions revenue increased $5.5 million or 15% over the second quarter of 2012 primarily due to a $3.0 million increase in transaction card revenues. Brokerage and trading revenue was up $1.2 million primarily due to an increase in customer hedging activity. Commercial deposit service charges and fees increased $571 thousand compared to the prior year.

Operating expenses decreased $2.9 million or 5% compared to the second quarter of 2012. Personnel costs increased $1.2 million or 5% primarily due to standard annual merit increases and headcount. Net losses and operating expenses on repossessed assets decreased $5.2 million compared to the second quarter of 2012, primarily due to a decrease in impairment charges based on regularly scheduled appraisal updates. Other non-personnel expenses increased $2.0 million over the second quarter of 2012 primarily due to increased data processing expenses related to increased transaction card volumes. Corporate expense allocations were down $836 thousand compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking increased $599 million to $9.6 billion for the second quarter of 2013. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $9.0 billion for the second quarter of 2013, up $816 million or 10% over the second quarter of 2012. Average balances attributed to our energy customers increased $384 million or 31%, commercial & industrial loan customers increased $177 million or 6% and small business customers increased $90 million or 5%. Average balances held by treasury services customers were down $10 million compared to the second quarter of 2012. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Consumer Banking

Consumer Banking services are provided through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our consumer banking markets and through correspondent loan originators.

Consumer Banking contributed $20.3 million to consolidated net income for the second quarter of 2013, up $4.9 million over the second quarter of 2012 primarily due to a decrease in net loans charged off and an increase related to changes in the fair value of our mortgage servicing rights, net of economic hedge. Changes in fair value of our mortgage servicing rights, net of economic hedge, increased net income attributed to consumer banking by $1.6 million in the second quarter of 2013 compared to decreasing net income attributed to Consumer Banking by $1.2 million in the second quarter of 2012.

Table 8 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Net interest revenue from external sources	$24,830	$25,723	$(893)		$48,925	$52,310	$(3,385)
Net interest revenue from internal sources	5,167	4,803	364		10,650	9,683	967
Total net interest revenue	29,997	30,526	(529)		59,575	61,993	(2,418)
Net loans charged off	1,402	4,221	(2,819)		2,332	5,653	(3,321)
Net interest revenue after net loans charged off	28,595	26,305	2,290		57,243	56,340	903

Fees and commissions revenue	61,337	64,286	(2,949)		124,541	120,221	4,320
Gain (loss) on financial instruments and other assets, net	(13,344)	10,234	(23,578)		(19,406)	4,539	(23,945)
Other operating revenue	47,993	74,520	(26,527)		105,135	124,760	(19,625)

Personnel expense	23,563	23,088	475		46,088	44,211	1,877
Net losses (gains) and expenses of repossessed assets	206	179	27		(44)	394	(438)
Change in fair value of mortgage servicing rights	(14,315)	11,450	(25,765)		(16,973)	4,323	(21,296)
Other non-personnel expense	23,382	29,406	(6,024)		46,114	51,771	(5,657)
Corporate allocations	10,484	11,479	(995)		20,505	22,214	(1,709)
Total other operating expense	43,320	75,602	(32,282)		95,690	122,913	(27,223)

Income before taxes	33,268	25,223	8,045		66,688	58,187	8,501
Federal and state income tax	12,941	9,812	3,129		25,942	22,635	3,307

Net income	$20,327	$15,411	$4,916		$40,746	$35,552	$5,194

Average assets	$5,695,098	$5,660,601	$34,497		$5,709,448	$5,722,627	$(13,179)
Average loans	2,363,129	2,386,797	(23,668)		2,358,828	2,394,368	(35,540)
Average deposits	5,645,595	5,577,262	68,333		5,644,103	5,596,158	47,945
Average invested capital	297,675	289,443	8,232		297,376	286,420	10,956
Return on average assets	1.43%	1.09%	34	bp	1.44%	1.25%	19	bp
Return on invested capital	27.39%	21.41%	598	bp	27.63%	24.96%	267	bp
Efficiency ratio	63.10%	67.66%	(456)	bp	61.19%	65.08%	(389)	bp
Net charge-offs (annualized) to average loans	0.24%	0.71%	(47)	bp	0.20%	0.47%	(27)	bp
Residential mortgage loans funded for sale	$1,196,038	$840,765	$355,273		$2,152,353	$1,588,201	$564,152

	June 30, 2013	June 30, 2012	Increase (Decrease)
Banking locations	225	213	12
Residential mortgage loans servicing portfolio[1]	$13,846,184	$12,635,324	$1,210,860

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from Consumer Banking activities decreased $529 thousand compared to the second quarter of 2012. Interest earned on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights declined by $1.1 million due to a $104 million reduction in the average balance of this portfolio. Average loan balances were largely unchanged compared to the second quarter of 2012. Decreased balances of indirect automobile loans were offset by growth in other consumer loans. Net interest earned on deposits sold to our Funds Management unit decreased $693 thousand. Increased net interest earned due to growth in average deposits was offset by lower yields on funds invested.

Net loans charged off by the Consumer Banking unit decreased $2.8 million compared to the second quarter of 2012. Net consumer banking charge-offs also includes indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Fees and commissions revenue decreased $2.9 million or 5% over the second quarter of 2012. Mortgage banking revenue was down $3.0 million or 7% over the prior year as previously discussed. Deposit service charges and fees decreased $1.8 million compared to the prior year primarily due to lower overdraft fees, offset by a $1.7 million increase in other revenues.

Excluding the change in the fair value of mortgage servicing rights, operating expenses decreased $6.5 million compared to the second quarter of 2012. Personnel expenses were up $475 thousand or 2% primarily due to increased incentive compensation expense. Non-personnel expense decreased $6.0 million or 20% primarily due to decreased mortgage banking expenses. Accruals for potential credit losses on loans sold to U.S. government agencies under standard representations and warranties were higher in the prior year. Corporate expense allocations were down $995 thousand compared to the second quarter of 2012.

Average consumer deposits grew by $68 million or 1% over the second quarter of 2012. Average interest-bearing transaction accounts increased $116 million or 4% and average demand deposits increased $64 million or 10%. Average time deposit balances were down $159 million or 9% compared to the prior year.

Our Consumer Banking division originates, markets and services conventional and government-sponsored residential mortgage loans for all of our geographical markets. We funded $1.3 billion of residential mortgage loans in the second quarter of 2013 and $921 million in the second quarter of 2012. Mortgage loan fundings included $1.2 billion of mortgage loans funded for sale in the secondary market and $74 million funded for retention within the consolidated group. Approximately 25% of our mortgage loans funded were in the Oklahoma market, 16% in the Texas market, 13% in the New Mexico market and 11% in the Colorado market. In addition, 24% of our mortgage loan fundings came from correspondent lenders.

At June 30, 2013, the Consumer Banking division serviced $12.7 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group. Approximately 96% of the mortgage loans serviced by the Consumer Banking division were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $68 million or 0.54% of loans serviced for others at June 30, 2013 compared to $72 million or 0.58% of loans serviced for others at March 31, 2013. Mortgage servicing revenue, including revenue on loans serviced for the consolidated group, totaled $10.8 million, up $360 thousand or 3% over the second quarter of 2012.

Wealth Management

Wealth Management contributed $2.6 million to consolidated net income in second quarter of 2013, down $3.6 million or 59% compared to the second quarter of 2012.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Net interest revenue from external sources	$6,557	$7,137	$(580)		$13,073	$14,277	$(1,204)
Net interest revenue from internal sources	5,093	5,194	(101)		10,371	10,051	320
Total net interest revenue	11,650	12,331	(681)		23,444	24,328	(884)
Net loans charged off	931	521	410		1,449	1,171	278
Net interest revenue after net loans charged off	10,719	11,810	(1,091)		21,995	23,157	(1,162)

Fees and commissions revenue	55,095	51,229	3,866		107,190	97,674	9,516
Gain on financial instruments and other assets, net	69	327	(258)		577	275	302
Other operating revenue	55,164	51,556	3,608		107,767	97,949	9,818

Personnel expense	42,127	36,603	5,524		80,592	71,768	8,824
Net losses and expenses of repossessed assets	17	15	2		49	20	29
Other non-personnel expense	9,339	7,338	2,001		17,992	14,251	3,741
Corporate allocations	10,209	9,308	901		20,068	18,550	1,518
Other operating expense	61,692	53,264	8,428		118,701	104,589	14,112

Income before taxes	4,191	10,102	(5,911)		11,061	16,517	(5,456)
Federal and state income tax	1,630	3,930	(2,300)		4,303	6,425	(2,122)

Net income	$2,561	$6,172	$(3,611)		$6,758	$10,092	$(3,334)

Average assets	$4,543,947	$4,166,137	$377,810		$4,615,054	$4,167,268	$447,786
Average loans	939,329	927,321	12,008		935,581	927,429	8,152
Average deposits	4,336,039	4,086,874	249,165		4,473,782	4,096,555	377,227
Average invested capital	206,216	176,703	29,513		204,158	175,376	28,782
Return on average assets	0.23%	0.59%	(36)	bp	0.29%	0.49%	(20)	bp
Return on invested capital	4.99%	14.01%	(902)	bp	6.66%	11.60%	(494)	bp
Efficiency ratio	92.43%	83.80%	863	bp	90.87%	85.73%	514	bp
Net charge-offs (annualized) to average loans	0.40%	0.23%	17	bp	0.31%	0.25%	6	bp

	June 30, 2013	June 30, 2012	Increase (Decrease)
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$11,580,842	$10,225,038	$1,355,804
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	1,947,821	231,167	1,716,654
Non-managed trust assets in custody	14,751,551	12,680,420	2,071,131
Total fiduciary assets	28,280,214	23,136,625	5,143,589
Assets held in safekeeping	21,824,166	20,937,817	886,349
Brokerage accounts under BOKF administration	4,586,789	4,109,662	477,127
Assets under management or in custody	$54,691,169	$48,184,104	$6,507,065

Net interest revenue for the second quarter of 2013 was down $681 thousand or 6% compared to the second quarter of 2012. Growth in average assets was largely due to funds sold to the Funds Management unit and was offset by lower yields. Average deposit balances were up $249 million or 6% over the prior year. Interest-bearing transaction account balances grew by $250 million and non-interest bearing demand deposits were up $29 million. Higher-costing time deposit balances decreased $31 million. Average loan balances were largely unchanged compared to the prior year. Residential mortgage loans previously originated by our Wealth Management division decreased, offset by growth in lower yielding consumer loan balances. Net loans charged off increased $410 thousand over the second quarter of 2012 to $931 thousand or 0.40% of average loans on an annualized basis.

Fees and commissions revenue was up $3.9 million or 8% over the second quarter of 2012. Trust fees and commissions were up $4.9 million or 24%. The acquisition of The Milestone Group, a Denver based investment adviser to high net worth clients, in the third quarter of 2012 added $1.5 billion of fiduciary assets as of June 30, 2013 and $2.6 million of revenue in the second quarter of 2013. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Brokerage and trading revenue decreased $788 thousand or 3%. Increased hedging activity by mortgage banking customers and growth in retail brokerage revenue was partially offset by a decrease in the fair value of trading securities held at quarter end due to higher interest rates.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the second quarter of 2013, the Wealth Management division participated in 159 underwritings that totaled $2.2 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $1.1 billion of these underwritings. In the second quarter of 2012, the Wealth Management division participated in 137 underwritings that totaled approximately $1.7 billion. Our interest in these underwritings totaled approximately $719 million.

Operating expenses increased $8.4 million or 16% over the second quarter of 2012. Operating expenses were up $2.5 million related to The Milestone Group acquisition, including a $1.6 million increase in personnel expenses and a $818 thousand increase in non-personnel expenses. Excluding the impact of the Milestone acquisition, personnel expenses increased $3.9 million including a $1.8 million increase in regular compensation and $1.5 million increase in incentive compensation. Non-personnel expenses increased $1.2 million and corporate expense allocations increased $901 thousand.

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

Table 10 -- Net Income (Loss) by Geographic Region
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Bank of Oklahoma	$29,623	$37,658	$59,733	$71,392
Bank of Texas	13,921	11,499	26,250	24,352
Bank of Albuquerque	3,919	4,884	10,235	9,364
Bank of Arkansas	2,760	5,453	5,113	7,622
Colorado State Bank & Trust	6,430	3,414	12,053	5,760
Bank of Arizona	2,180	(942)	3,159	(2,778)
Bank of Kansas City	1,929	2,219	4,286	4,579
Subtotal	60,762	64,185	120,829	120,291
Funds Management and other	19,169	33,443	47,066	60,952
Total	$79,931	$97,628	$167,895	$181,243
Bank of Oklahoma

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. Oklahoma is a significant market to the Company, representing 45% of our average loans, 54% of our average deposits and 37% of our consolidated net income in the second quarter of 2013. In addition, all of our mortgage servicing activity, TransFund EFT network and 63% of our fiduciary assets are attributed to the Oklahoma market.

Net income generated by the Bank of Oklahoma in the second quarter of 2013 decreased $8.0 million or 21% compared to the second quarter of 2012. A gain on the sale of common stock received in settlement of a defaulted loan added $8.7 million to net income for the second quarter of 2012. Changes in fair value of our mortgage servicing rights, net of economic hedge, increased net income attributed to the Bank of Oklahoma by $1.6 million in the second quarter of 2013 compared to decreasing net income attributed to the Bank of Oklahoma by $1.2 million in the second quarter of 2012.

Table 11 -- Bank of Oklahoma
(Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Net interest revenue	$55,989	$59,812	$(3,823)		$112,929	$119,465	$(6,536)
Net loans charged off	132	3,426	(3,294)		(126)	5,080	(5,206)
Net interest revenue after net loans charged off	55,857	56,386	(529)		113,055	114,385	(1,330)

Fees and commissions revenue	74,870	83,130	(8,260)		153,303	160,489	(7,186)
Gain (loss) on financial instruments and other assets, net	(13,275)	24,780	(38,055)		(19,140)	19,890	(39,030)
Other operating revenue	61,595	107,910	(46,315)		134,163	180,379	(46,216)

Personnel expense	39,553	38,619	934		77,272	75,074	2,198
Net losses and expenses of repossessed assets	232	1,578	(1,346)		157	1,994	(1,837)
Change in fair value of mortgage servicing rights	(14,315)	11,450	(25,765)		(16,973)	4,323	(21,296)
Other non-personnel expense	38,236	42,344	(4,108)		77,512	77,694	(182)
Corporate allocations	5,263	8,671	(3,408)		11,488	18,834	(7,346)
Total other operating expense	68,969	102,662	(33,693)		149,456	177,919	(28,463)

Income before taxes	48,483	61,634	(13,151)		97,762	116,845	(19,083)
Federal and state income tax	18,860	23,976	(5,116)		38,029	45,453	(7,424)

Net income	$29,623	$37,658	$(8,035)		$59,733	$71,392	$(11,659)

Average assets	$11,365,259	$11,373,035	$(7,776)		$11,499,814	$11,462,200	$37,614
Average loans	5,572,803	5,816,241	(243,438)		5,596,518	5,726,207	(129,689)
Average deposits	10,537,284	10,186,285	350,999		10,632,891	10,264,402	368,489
Average invested capital	553,803	546,064	7,739		553,519	549,377	4,142
Return on average assets	1.05%	1.33%	(28)	bp	1.05%	1.25%	(20)	bp
Return on invested capital	21.45%	27.74%	(629)	bp	21.76%	26.13%	(437)	bp
Efficiency ratio	63.64%	63.81%	(17)	bp	62.51%	62.01%	50	bp
Net charge-offs (annualized) to average loans	0.01%	0.24%	(23)	bp	—%	0.18%	(18)	bp
Residential mortgage loans funded for sale	$602,848	$383,589	$219,259		$1,057,767	$729,854	$327,913

Net interest revenue decreased $3.8 million or 6% compared to the second quarter of 2012. Average loan balances were down $243 million and loan yields decreased. Net interest earned on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights declined by $1.1 million due to a $104 million reduction in the average balance of this portfolio. The favorable net interest impact of the $351 million increase in average deposit balances was offset by lower yields on funds sold to the Funds Management unit.

Fees and commission revenue was down $8.3 million compared to the second quarter of 2012 largely due to a decrease in mortgage banking revenue. Revenue growth from increased loan production was offset by an overall narrowing of gain on sale margins and a shift in product mix toward loans with narrower margins. Additionally, the increase in interest rates near the end of June decreased the fair value of both our mortgage loans held for sale and outstanding mortgage loan commitments.

Transaction card revenue was up $2.3 million on increased transaction volumes. Brokerage and trading revenue was down $3.2 million primarily due to a decrease in the fair value of trading securities held at quarter end as a result of higher interest rates partially offset by growth in retail brokerage revenue.

Excluding the change in the fair value of mortgage servicing rights, other operating expenses were down $7.9 million compared to the prior year. Personnel expenses were up $934 thousand or 2%. Increased regular compensation expense due to annual merit increases was partially offset by decreased incentive compensation expense. Non-personnel expenses were down $4.1 million or 10% due primarily to decreased mortgage banking costs partially offset by higher data processing expenses related to increased transaction card activity. Accruals for potential credit losses on loans sold to U.S. government agencies under standard representations and warranties were higher in the prior year. Net losses and operating expenses of repossessed assets were down $1.3 million compared to the second quarter of 2012. Corporate expense allocations were down $3.4 million compared to the prior year.

Net loans charged off were $132 thousand or 0.01% of average loans on an annualized basis for second quarter of 2013 compared to $3.4 million or 0.24% of average loans on an annualized basis for the second quarter of 2012.

Average deposits attributed to the Bank of Oklahoma for the second quarter of 2013 increased $351 million over the prior year. Commercial Banking deposit balances increased $284 million or 6% over the prior year. Increased deposits related to energy, treasury services and commercial real estate customers were partially offset by decreased average balances from commercial & industrial and healthcare customers. Consumer deposits also increased $90 million over the second quarter of 2012. Wealth Management deposits decreased $22 million compared to the second quarter of 2012 primarily due to decreased trust deposits.

Bank of Texas

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas. Texas is our second largest market with 34% of our average loans, 24% of our average deposits and 17% of our consolidated net income in the second quarter of 2013.

Table 12 -- Bank of Texas
(Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Net interest revenue	$37,285	$36,037	$1,248		$74,737	$70,983	$3,754
Net loans charged off	354	2,847	(2,493)		3,028	3,131	(103)
Net interest revenue after net loans charged off	36,931	33,190	3,741		71,709	67,852	3,857

Fees and commissions revenue	26,235	22,003	4,232		49,175	41,270	7,905
Gain on financial instruments and other assets, net	81	143	(62)		81	188	(107)
Other operating revenue	26,316	22,146	4,170		49,256	41,458	7,798

Personnel expense	22,532	20,402	2,130		43,154	40,058	3,096
Net losses and expenses of repossessed assets	178	994	(816)		429	417	12
Other non-personnel expense	6,646	6,290	356		13,018	12,114	904
Corporate allocations	12,139	9,683	2,456		23,348	18,671	4,677
Total other operating expense	41,495	37,369	4,126		79,949	71,260	8,689

Income before taxes	21,752	17,967	3,785		41,016	38,050	2,966
Federal and state income tax	7,831	6,468	1,363		14,766	13,698	1,068

Net income	$13,921	$11,499	$2,422		$26,250	$24,352	$1,898

Average assets	$5,226,144	$4,963,531	$262,613		$5,329,249	$4,993,750	$335,499
Average loans	4,218,439	3,749,737	468,702		4,186,485	3,766,266	420,219
Average deposits	4,736,878	4,481,221	255,657		4,835,086	4,482,053	353,033
Average invested capital	497,671	475,484	22,187		494,415	481,821	12,594
Return on average assets	1.07%	0.93%	14	bp	0.99%	0.98%	1	bp
Return on invested capital	11.22%	9.73%	149	bp	10.71%	10.16%	55	bp
Efficiency ratio	65.33%	64.38%	95	bp	64.52%	63.48%	104	bp
Net charge-offs (annualized) to average loans	0.03%	0.31%	(28)	bp	0.15%	0.17%	(2)	bp
Residential mortgage loans funded for sale	$168,978	$114,972	$54,006		$290,320	$212,506	$77,814

Net income for the Bank of Texas increased $2.4 million or 21% compared to the second quarter of 2012. Net interest revenue was up and net loans charged off declined from the prior year. Growth in fees and commissions was largely offset by increased operating expenses.

Net interest revenue increased $1.2 million or 3% over the second quarter of 2012 primarily due to decreased deposit costs and growth of the loan portfolio and average deposit balances. Average outstanding loans grew by $469 million or 12% over the second quarter of 2012 and average deposits increased by $256 million or 6%.

Fees and commissions revenue increased $4.2 million or 19% over the second quarter of 2012. Mortgage banking revenue was up $1.7 million or 33% over the prior year on increased mortgage loan originations. Brokerage and trading revenue grew by $1.5 million or 31% primarily due to increased securities trading and customer hedging revenues. Trust fees and commission and transaction card revenue all increased over the prior year.

Operating expenses increased $4.1 million or 11% over the second quarter of 2012. Personnel costs were up $2.1 million or 10% primarily due to increased incentive compensation in addition to growth in head count and annual merit increases. Net losses and operating expense of repossessed assets decreased $816 thousand over the second quarter of 2012 due primarily to lower impairment charges based on regularly scheduled appraisal updates. Non-personnel expenses increased $356 thousand and corporate expense allocations were up $2.5 million on increased customer transaction activity.

Net loans charged off totaled $354 thousand or 0.03% of average loans for the second quarter of 2013 on an annualized basis, compared to $2.8 million or 0.31% of average loans for the second quarter of 2012 on an annualized basis.

Bank of Albuquerque

Net income attributable to the Bank of Albuquerque totaled $3.9 million or 5% of consolidated net income, down $1.0 million or 20% from the second quarter of 2012 primarily due to increased net loans charged off, partially offset by growth in fees and commission revenue. Net interest revenue was up $394 thousand over the second quarter of 2012. Average loan balances grew by $45 million over the prior year, primarily due to commercial loan growth. Average deposit balances were up $59 million or 5% over the prior year. Net loans charged off totaled $4.0 million or 2.13% of average loans on annualized basis in the second quarter of 2013 compared to net loans charged off of $230 thousand or 0.13% of average loans on an annualized basis in the second quarter of 2012. Charge-offs in the second quarter were primarily composed of a charge-off of a single wholesale/retail sector loan.

Fees and commission revenue increased $2.6 million or 25% over the prior year primarily due to a $2.5 million increase in mortgage banking revenue. Other operating expense increased $393 thousand or 3%. Personnel expenses were up $717 thousand primarily due to increased incentive compensation, annual merit increases and growth in headcount. Net losses and operating expenses of repossessed assets and non-personnel expenses were largely unchanged compared to the prior year. Corporate allocations expenses were down $481 thousand.

Table 13 -- Bank of Albuquerque
(Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Net interest revenue	$8,828	$8,434	$394		$17,736	$16,865	$871
Net loans charged off (recovered)	3,993	(230)	4,223		4,388	656	3,732
Net interest revenue after net loans charged off (recovered)	4,835	8,664	(3,829)		13,348	16,209	(2,861)

Other operating revenue – fees and commission	13,336	10,694	2,642		26,470	21,108	5,362

Personnel expense	5,552	4,835	717		10,907	9,745	1,162
Net losses (gains) and expenses of repossessed assets	108	57	51		144	(134)	278
Other non-personnel expense	2,203	2,097	106		4,218	4,078	140
Corporate allocations	3,894	4,375	(481)		7,798	8,302	(504)
Total other operating expense	11,757	11,364	393		23,067	21,991	1,076

Income before taxes	6,414	7,994	(1,580)		16,751	15,326	1,425
Federal and state income tax	2,495	3,110	(615)		6,516	5,962	554

Net income	$3,919	$4,884	$(965)		$10,235	$9,364	$871

Average assets	$1,408,615	$1,355,330	$53,285		$1,405,726	$1,357,959	$47,767
Average loans	750,450	705,853	44,597		756,283	707,328	48,955
Average deposits	1,291,364	1,232,354	59,010		1,289,333	1,229,809	59,524
Average invested capital	80,634	77,793	2,841		80,351	79,732	619
Return on average assets	1.12%	1.45%	(33)	bp	1.47%	1.39%	8	bp
Return on invested capital	19.49%	25.25%	(576)	bp	25.69%	23.62%	207	bp
Efficiency ratio	53.05%	59.41%	(636)	bp	52.18%	57.91%	(573)	bp
Net charge-offs (recovered) to average loans (annualized)	2.13%	(0.13)%	226	bp	1.17%	0.19%	98	bp
Residential mortgage loans funded for sale	$159,488	$121,018	$38,470		$308,663	$241,241	$67,422

Bank of Arkansas

Net income attributable to the Bank of Arkansas decreased $2.7 million compared to the second quarter of 2012. Net interest revenue decreased $3.1 million. The second quarter of 2012 included a $2.9 million full recovery of a nonaccruing commercial loan. Average loans balances were down $58 million or 26% primarily due to a decrease in multifamily residential sector loans and the continued runoff of indirect automobile loans. Average deposits grew $9.9 million or 5% over the prior year.

Fees and commissions revenue was up $1.9 million over the prior year primarily due to increased securities trading revenue at our Little Rock office and increased mortgage banking revenue. Other operating expenses were up $1.2 million primarily due to increased incentive compensation costs related to trading activity and increased corporate expense allocations.

Table 14 -- Bank of Arkansas
(Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Net interest revenue	$1,468	$4,541	$(3,073)		$2,937	$6,508	$(3,571)
Net loans recovered	(68)	(2,165)	2,097		(139)	(2,102)	1,963
Net interest revenue after net loans recovered	1,536	6,706	(5,170)		3,076	8,610	(5,534)

Other operating revenue – fees and commissions	14,442	12,502	1,940		26,670	23,751	2,919

Personnel expense	6,831	6,146	685		12,697	11,631	1,066
Net losses and expenses of repossessed assets	210	69	141		232	75	157
Other non-personnel expense	1,227	1,227	—		2,302	2,584	(282)
Corporate allocations	3,193	2,842	351		6,146	5,596	550
Total other operating expense	11,461	10,284	1,177		21,377	19,886	1,491

Income before taxes	4,517	8,924	(4,407)		8,369	12,475	(4,106)
Federal and state income tax	1,757	3,471	(1,714)		3,256	4,853	(1,597)

Net income	$2,760	$5,453	$(2,693)		$5,113	$7,622	$(2,509)

Average assets	$294,551	$245,053	$49,498		$246,563	$260,348	$(13,785)
Average loans	166,295	224,074	(57,779)		169,533	241,830	(72,297)
Average deposits	210,991	201,116	9,875		216,466	211,185	5,281
Average invested capital	17,914	19,387	(1,473)		17,793	20,901	(3,108)
Return on average assets	3.76%	8.95%	(519)	bp	4.18%	5.89%	(171)	bp
Return on invested capital	61.80%	113.13%	(5,133)	bp	57.95%	73.34%	(1,539)	bp
Efficiency ratio	72.04%	60.34%	1,170	bp	72.20%	65.72%	648	bp
Net recoveries to average loans (annualized)	(0.16)%	(3.89)%	373	bp	(0.17)%	(1.75)%	158	bp
Residential mortgage loans funded for sale	$32,099	$26,235	$5,864		$58,179	$50,754	$7,425

Colorado State Bank & Trust

Net income attributed to Colorado State Bank & Trust grew by $3.0 million or 88% over the second quarter of 2012 to $6.4 million. Colorado State Bank & Trust experienced a net recovery of $1.5 million compared to net loans charged off of $409 thousand or 0.19% of average loans on an annualized basis in second quarter of 2012. Net interest revenue increased $1.1 million due primarily to a $186 million or 21% increase in average loans outstanding and lower deposit costs, partially offset by decreased yield on funds sold to the Funds Management unit. Average deposits grew $23 million or 2% over the second quarter of 2012. Interest-bearing transaction deposits grew by $39 million and demand deposits were up $18 million, partially offset by a $37 million decrease in time deposits.

Fees and commissions revenue was up $4.4 million over the second quarter of 2012. Trust fees and commissions increased $3.0 million i due primarily to the acquisition of the Milestone Group during the third quarter of 2012. The Milestone Group is a Denver-based registered investment adviser which provides wealth management services to high net worth clients in Colorado and Nebraska. In addition, mortgage banking revenue increased $1.0 million. Operating expenses were up $2.6 million over the prior year primarily due to the Milestone Group acquisition. Personnel expenses were up $2.0 million, and non-personnel expenses were up $801 thousand. Net gains on repossessed assets exceeded expenses by $156 thousand in the second quarter of 2013 compared to net losses and operating expense of repossessed assets of $90 thousand in the second quarter of 2012.

Table 15 -- Colorado State Bank & Trust
(Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Net interest revenue	$10,072	$8,956	$1,116		$19,905	$17,500	$2,405
Net loans charged off (recovered)	(1,545)	409	(1,954)		(2,011)	2,297	(4,308)
Net interest revenue after net loans charged off (recovered)	11,617	8,547	3,070		21,916	15,203	6,713

Other operating revenue – fees and commissions revenue	13,293	8,845	4,448		25,411	16,569	8,842

Personnel expense	8,301	6,262	2,039		15,605	12,038	3,567
Net losses (gains) and expenses of repossessed assets	(156)	90	(246)		(168)	72	(240)
Other non-personnel expense	2,238	1,437	801		4,456	2,777	1,679
Corporate allocations	4,003	4,016	(13)		7,708	7,458	250
Total other operating expense	14,386	11,805	2,581		27,601	22,345	5,256

Income before taxes	10,524	5,587	4,937		19,726	9,427	10,299
Federal and state income tax	4,094	2,173	1,921		7,673	3,667	4,006

Net income	$6,430	$3,414	$3,016		$12,053	$5,760	$6,293

Average assets	$1,334,101	$1,282,221	$51,880		$1,382,641	$1,303,534	$79,107
Average loans	1,070,106	884,198	185,908		1,064,840	855,233	209,607
Average deposits	1,295,355	1,272,015	23,340		1,347,286	1,294,047	53,239
Average invested capital	147,888	117,673	30,215		148,081	119,210	28,871
Return on average assets	1.93%	1.07%	86	bp	1.76%	0.89%	87	bp
Return on invested capital	17.44%	11.67%	577	bp	16.41%	9.72%	669	bp
Efficiency ratio	61.57%	66.32%	(475)	bp	60.91%	65.59%	(468)	bp
Net charge-offs (recoveries) to average loans (annualized)	(0.58)%	0.19%	(77)	bp	(0.38)%	0.54%	(92)	bp
Residential mortgage loans funded for sale	$133,068	$102,549	$30,519		$237,835	$192,815	$45,020

Bank of Arizona

Bank of Arizona had net income of $2.2 million for the second quarter of 2013 compared to a net loss of $942 thousand for the second quarter of 2012. Bank of Arizona experienced a net recovery of $544 thousand for the second quarter of 2013 compared to net loans charged off of $797 thousand or 0.60% of average loans on an annualized basis for the second quarter of 2012.

Net interest revenue increased $1.4 million or 35% over the second quarter of 2012. Average loan balances were up $119 million or 22% over the second quarter of 2012. Average deposits were up $314 million or 119% over the second quarter of 2012. Interest-bearing transaction account balances increased $281 million and demand deposit balances increased $30 million both primarily due to growth in commercial and wealth management deposits.

Fees and commissions revenue was up $527 thousand primarily due to increased mortgage banking revenue and trust fees and commissions. Brokerage and trading revenue and transaction card revenues also both increased over the prior year. Other operating expense decreased $1.9 million or 26% compared to the second quarter of 2012. Personnel expenses increased due to increased headcount and annual merit increases. Net gains in excess of operating expenses of repossessed assets totaled $593 thousand in the second quarter of 2013 compared to net losses and operating expenses of $2.4 million in the second quarter of 2012. Impairment charges against repossessed assets based on regularly scheduled appraisal updates were less than the prior year. Non-personnel expenses and corporate allocations increased due to increased customer transaction activity.

Table 16 -- Bank of Arizona
(Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Net interest revenue	$5,342	$3,959	$1,383		$9,969	$8,227	$1,742
Net loans charged off (recovered)	(544)	797	(1,341)		(594)	4,420	(5,014)
Net interest revenue after net loans charged off (recovered)	5,886	3,162	2,724		10,563	3,807	6,756

Fees and commissions revenue	3,035	2,508	527		6,119	4,353	1,766
Gain on financial instruments and other assets, net	—	—	—		310	—	310
Other operating revenue	3,035	2,508	527		6,429	4,353	2,076

Personnel expense	3,040	2,640	400		6,191	4,995	1,196
Net losses and expenses of repossessed assets	(593)	2,437	(3,030)		131	3,668	(3,537)
Other non-personnel expense	1,023	862	161		1,938	1,623	315
Corporate allocations	1,883	1,272	611		3,561	2,420	1,141
Total other operating expense	5,353	7,211	(1,858)		11,821	12,706	(885)

Income (loss) before taxes	3,568	(1,541)	5,109		5,171	(4,546)	9,717
Federal and state income tax	1,388	(599)	1,987		2,012	(1,768)	3,780

Net income (loss)	$2,180	$(942)	$3,122		$3,159	$(2,778)	$5,937

Average assets	$702,200	$594,492	$107,708		$668,795	$602,001	$66,794
Average loans	656,309	537,763	118,546		619,806	546,214	73,592
Average deposits	576,404	262,692	313,712		567,762	255,002	312,760
Average invested capital	65,024	59,061	5,963		63,747	60,870	2,877
Return on average assets	1.25%	(0.64)%	189	bp	0.95%	(0.93)%	188	bp
Return on invested capital	13.45%	(6.41)%	1,986	bp	9.99%	(9.18)%	1,917	bp
Efficiency ratio	63.90%	111.50%	(4,760)	bp	73.48%	101.00%	(2,752)	bp
Net charge-offs (recoveries) to average loans (annualized)	(0.33)%	0.60%	(93)	bp	(0.19)%	1.63%	(182)	bp
Residential mortgage loans funded for sale	$38,647	$25,749	$12,898		$73,848	$40,921	$32,927

Bank of Kansas City

Net income attributed to the Bank of Kansas City was $1.9 million for the second quarter of 2013 compared to $2.2 million for the second quarter of 2012. Net interest revenue increased $539 thousand or 17%. Average loan balances increased $71 million or 17% and average deposits balances were up $121 million or 51%. Demand deposit balances grew $142 million due primarily to commercial account balances. Interest-bearing transaction account balances were down $14 million and higher costing time deposit balances decreased by $7.6 million. Net loans charged off totaled $20 thousand or 0.02% on an annualized basis for the second quarter of 2013 compared to a net recovery of $243 thousand for the second quarter of 2012.

Fees and commissions revenue decreased $436 thousand or 5% over the prior year primarily due to decreased mortgage banking revenue and brokerage and trading revenue. Deposit service charges and fees grew by $122 thousand or 34%. Personnel costs were up $355 thousand primarily due to the annual merit increase and growth in headcount. Non-personnel expense increased $421 thousand and corporate expense allocations decreased by $517 thousand.

Table 17 -- Bank of Kansas City
(Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Net interest revenue	$3,780	$3,241	$539		$7,631	$6,353	$1,278
Net loans charged off (recovered)	20	(243)	263		148	(156)	304
Net interest revenue after net loans charged off (recovered)	3,760	3,484	276		7,483	6,509	974

Other operating revenue – fees and commission	8,703	9,139	(436)		17,867	17,931	(64)

Personnel expense	5,111	4,756	355		10,123	9,556	567
Net losses and expenses of repossessed assets	28	(27)	55		33	(8)	41
Other non-personnel expense	1,514	1,093	421		2,971	2,084	887
Corporate allocations	2,653	3,170	(517)		5,208	5,313	(105)
Total other operating expense	9,306	8,992	314		18,335	16,945	1,390

Income before taxes	3,157	3,631	(474)		7,015	7,495	(480)
Federal and state income tax	1,228	1,412	(184)		2,729	2,916	(187)

Net income	$1,929	$2,219	$(290)		$4,286	$4,579	$(293)

Average assets	$511,411	$440,109	$71,302		$520,170	$439,706	$80,464
Average loans	491,516	420,727	70,789		500,474	421,451	79,023
Average deposits	361,264	239,931	121,333		365,244	239,329	125,915
Average invested capital	38,840	32,729	6,111		38,286	32,600	5,686
Return on average assets	1.51%	2.03%	(52)	bp	1.66%	2.09%	(43)	bp
Return on invested capital	19.92%	27.27%	(735)	bp	22.57%	28.25%	(568)	bp
Efficiency ratio	74.55%	72.63%	192	bp	71.91%	69.78%	213	bp
Net charge-offs (annualized) to average loans	0.02%	(0.23)%	25	bp	0.06%	(0.07)%	13	bp
Residential mortgage loans funded for sale	$60,910	$66,653	$(5,743)		$125,741	$120,110	$5,631

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, support customer transactions, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of June 30, 2013, December 31, 2012 and June 30, 2012.

At June 30, 2013, the carrying value of investment (held-to-maturity) securities was $616 million and the fair value was $626 million. Investment securities consist primarily of long-term, fixed rate Oklahoma municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $83 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $10.7 billion at June 30, 2013, a decrease of $175 million from March 31, 2013. The decrease was primarily in U.S. government agency residential mortgage-backed securities partially offset by an increase in U.S. government agency backed commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At June 30, 2013, residential mortgage-backed securities represented 81% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the residential mortgage-backed securities portfolio at June 30, 2013 is 3.3 years. Management estimates the duration extends to 3.8 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 3.0 years assuming a 50 basis point decline in the current rate environment. Net unamortized premiums are less than 1% of the available for sale securities portfolio amortized cost.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At June 30, 2013, approximately $8.3 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $8.4 billion at June 30, 2013.

We also hold amortized cost of $292 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $15 million from March 31, 2013 primarily due to cash received. Other-than-temporary impairment losses charged against earnings related to privately issued mortgage-backed securities totaled $552 thousand during the second quarter of 2013. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $297 million at June 30, 2013.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $179 million of Jumbo-A residential mortgage loans and $114 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage-backed securities held that were originated in 2007 and 2006. The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 10.2% and has been fully absorbed as of June 30, 2013. The Jumbo-A residential mortgage-backed securities had original credit enhancement of 9.4% and the current level is 3.5%. Approximately 80% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 23% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $99 million at June 30, 2013, compared to $8.7 million at March 31, 2013. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. Other-than-temporary impairment charges of $552 thousand were recognized in earnings in the second quarter of 2013 related to certain privately issued residential mortgage-backed securities that we do not intend to sell.

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
Bank-Owned Life Insurance

We have approximately $280 million of bank-owned life insurance at June 30, 2013. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $248 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At June 30, 2013, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $260 million. As the underlying fair value of the investments held in a separate account at June 30, 2013 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $32 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.4 billion at June 30, 2013, an increase of $347 million over March 31, 2013.

Table 18 -- Loans
(In thousands)

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Commercial:
Energy	$2,384,746	$2,349,432	$2,460,659	$2,416,877	$2,268,852
Services	2,204,253	2,114,799	2,164,186	1,967,568	1,988,330
Wholesale/retail	1,175,543	1,085,000	1,106,439	1,060,061	946,684
Manufacturing	386,133	399,818	348,484	343,360	347,086
Healthcare	1,118,810	1,081,636	1,081,406	1,022,851	984,340
Integrated food services	163,551	173,800	191,106	200,453	206,269
Other commercial and industrial	275,084	213,820	289,632	255,737	293,974
Total commercial	7,708,120	7,418,305	7,641,912	7,266,907	7,035,535

Commercial real estate:
Construction and land development	225,654	237,829	253,093	293,733	292,097
Retail	553,412	584,279	522,786	535,456	506,146
Office	459,558	420,644	427,872	414,246	395,339
Multifamily	500,452	460,474	402,896	393,129	358,416
Industrial	253,990	237,049	245,994	183,846	228,725
Other real estate	324,030	344,885	376,358	356,862	369,007
Total commercial real estate	2,317,096	2,285,160	2,228,999	2,177,272	2,149,730

Residential mortgage:
Permanent mortgage	1,095,871	1,091,575	1,123,965	1,138,960	1,144,839
Permanent mortgages guaranteed by U.S. government agencies	156,887	162,419	160,444	162,271	162,240
Home equity	787,027	758,456	760,631	715,072	695,806
Total residential mortgage	2,039,785	2,012,450	2,045,040	2,016,303	2,002,885

Consumer:
Indirect automobile	16,555	24,368	34,735	47,281	62,938
Other consumer	359,226	353,281	360,770	324,604	325,343
Total consumer	375,781	377,649	395,505	371,885	388,281

Total	$12,440,782	$12,093,564	$12,311,456	$11,832,367	$11,576,431

Outstanding commercial loan balances increased $290 million over March 31, 2013 due primarily to a $140 million increase in commercial loan balances attributed to the Oklahoma market and a $132 million increase in commercial loan balances attributed to the Texas market. Commercial real estate loans grew by $32 million during the second quarter of 2013 primarily in the Kansas City and Arizona markets, partially offset by a decrease in loan balances attributed to the Colorado market. Residential mortgage loans were up $27 million over March 31, 2013 due primarily to an increase in first lien, fully amortizing home equity loans. Consumer loans were largely unchanged compared to March 31, 2013.

A breakdown by geographical market follows on Table 19 with discussion of changes in the balance by portfolio and geography. This breakdown may not always represent the location of the borrower or the collateral.

Table 19 -- Loans by Principal Market
(In thousands)

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Bank of Oklahoma:
Commercial	$2,993,247	$2,853,608	$3,089,686	$3,015,621	$3,012,458
Commercial real estate	569,780	568,500	580,694	598,667	614,541
Residential mortgage	1,503,457	1,468,434	1,488,486	1,466,590	1,452,269
Consumer	211,744	207,662	220,096	197,457	201,926
Total Bank of Oklahoma	5,278,228	5,098,204	5,378,962	5,278,335	5,281,194

Bank of Texas:
Commercial	2,849,888	2,718,050	2,726,925	2,572,928	2,443,946
Commercial real estate	813,659	800,577	771,796	712,899	678,882
Residential mortgage	263,916	272,406	275,408	268,250	269,704
Consumer	105,390	110,060	116,252	108,854	115,203
Total Bank of Texas	4,032,853	3,901,093	3,890,381	3,662,931	3,507,735

Bank of Albuquerque:
Commercial	296,036	271,075	265,830	267,467	262,493
Commercial real estate	314,871	332,928	326,135	316,040	308,060
Residential mortgage	133,058	129,727	130,337	120,606	115,599
Consumer	14,364	14,403	15,456	15,883	15,534
Total Bank of Albuquerque	758,329	748,133	737,758	719,996	701,686

Bank of Arkansas:
Commercial	61,414	54,191	62,049	48,097	49,344
Commercial real estate	85,546	88,264	90,821	119,306	119,919
Residential mortgage	10,691	11,285	13,046	12,939	13,083
Consumer	11,819	13,943	15,421	19,720	24,246
Total Bank of Arkansas	169,470	167,683	181,337	200,062	206,592

Colorado State Bank & Trust:
Commercial	786,262	822,942	776,610	708,223	662,583
Commercial real estate	146,137	171,251	173,327	158,387	163,175
Residential mortgage	62,490	56,052	59,363	59,395	62,313
Consumer	23,148	20,990	19,333	19,029	20,570
Total Colorado State Bank & Trust	1,018,037	1,071,235	1,028,633	945,034	908,641

Bank of Arizona:
Commercial	355,698	326,266	313,296	300,544	278,184
Commercial real estate	258,938	229,020	201,760	204,164	199,252
Residential mortgage	51,774	54,285	57,803	65,513	67,767
Consumer	4,947	5,664	4,686	6,150	6,220
Total Bank of Arizona	671,357	615,235	577,545	576,371	551,423

Bank of Kansas City:
Commercial	365,575	372,173	407,516	354,027	326,527
Commercial real estate	128,165	94,620	84,466	67,809	65,901
Residential mortgage	14,399	20,261	20,597	23,010	22,150
Consumer	4,369	4,927	4,261	4,792	4,582
Total Bank of Kansas City	512,508	491,981	516,840	449,638	419,160

Total BOK Financial loans	$12,440,782	$12,093,564	$12,311,456	$11,832,367	$11,576,431

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

The commercial loan portfolio grew $290 million during the second quarter of 2013. Wholesale/retail sector loans increased $91 million primarily in the Texas, Oklahoma and Arizona markets. Service sector loans increased $89 million, growing primarily in the Oklahoma and New Mexico markets. Other commercial and industrial sector loans increased $61 million primarily in the Oklahoma market. Healthcare sector loans were up $37 million primarily in the Arizona market. Energy sector loans increased $35 million, primarily in the Oklahoma market.

The commercial sector of our loan portfolio is distributed as follows in Table 20.

Table 20 -- Commercial Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Energy	$938,944	$986,578	$6,935	$203	$452,086	$—	$—	$2,384,746
Services	728,792	765,968	203,691	10,909	220,685	166,873	107,335	2,204,253
Wholesale/retail	403,214	543,635	26,783	42,349	13,333	94,138	52,091	1,175,543
Healthcare	599,066	306,642	42,908	3,721	77,610	65,617	23,246	1,118,810
Manufacturing	188,710	137,514	4,985	3,640	8,299	27,768	15,217	386,133
Integrated food services	2,908	5,357	—	—	11,657	—	143,629	163,551
Other commercial and industrial	131,613	104,194	10,734	592	2,592	1,302	24,057	275,084
Total commercial loans	$2,993,247	$2,849,888	$296,036	$61,414	$786,262	$355,698	$365,575	$7,708,120

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

Outstanding energy loans totaled $2.4 billion or 19% of total loans at June 30, 2013. Unfunded energy loan commitments increased by $137 million to $2.5 billion at June 30, 2013. Approximately $2.1 billion of energy loans were to oil and gas producers, down $62 million compared to March 31, 2013. Approximately 59% of the committed production loans are secured by properties primarily producing oil and 41% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers engaged in wholesale or retail energy sales increased $120 million to $239 million. At June 30, 2013, loans to borrowers that provide services to the energy industry were $63 million and loans to borrowers that manufacture equipment primarily for the energy industry were $24 million, largely unchanged from compared to the prior quarter.

The services sector of the loan portfolio totaled $2.2 billion or 18% of total loans and consists of a large number of loans to a variety of businesses, including community foundations, gaming, public finance, insurance and educational. Service sector loans increased $89 million from March 31, 2013. Approximately $1.1 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At June 30, 2013, the outstanding principal balance of these loans totaled $2.4 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 14% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.

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

Commercial real estate loans totaled $2.3 billion or 19% of the loan portfolio at June 30, 2013. The outstanding balance of commercial real estate loans increased $32 million over the first quarter of 2013. Loans secured by multifamily residential properties grew by $40 million, growing in almost all of our geographical markets, partially offset by decreases in loans attributed to the Colorado and Arkansas markets. Loans secured by office buildings grew by $39 million primarily in the Arizona and Kansas City markets. Industrial sector loans were up $17 million primarily related to growth in the Kansas City market. Retail sector loans decreased $31 million, primarily in the Oklahoma, Arizona and New Mexico markets. Other real estate loans decreased $21 million primarily in the New Mexico market. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 22% over the past five years. The commercial real estate sector of our loan portfolio is distributed as follows in Table 21.

Table 21 -- Commercial Real Estate Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Construction and land development	$73,940	$39,400	$48,162	$15,833	$32,720	$7,557	$8,042	$225,654
Retail	129,005	232,256	64,365	12,273	23,482	76,044	15,987	553,412
Office	76,259	188,606	95,218	8,631	21,153	56,894	12,797	459,558
Multifamily	143,205	159,491	42,970	19,479	11,811	68,594	54,902	500,452
Industrial	51,281	113,561	36,908	427	6,527	23,055	22,231	253,990
Other real estate	96,090	80,345	27,248	28,903	50,444	26,794	14,206	324,030
Total commercial real estate loans	$569,780	$813,659	$314,871	$85,546	$146,137	$258,938	$128,165	$2,317,096

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $12 million from March 31, 2013 to $226 million at June 30, 2013 primarily due to payments. We had $604 thousand of foreclosures related to constructions and land development loans in the second quarter of 2013.

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

Residential mortgage loans totaled $2.0 billion, an increase of $27 million over March 31, 2013. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

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

Approximately $64 million or 6% of the non-guaranteed portion of the permanent mortgage loans consist of first lien, fixed-rate residential mortgage loans originated under various community development programs. The outstanding balance of these loans is down from $67 million at March 31, 2013. These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation. However, these loans do have a higher risk of delinquency and losses in the event of default than traditional residential mortgage loans. The initial maximum LTV of loans in these programs was 103%.

At June 30, 2013, $157 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies decreased $5.5 million over March 31, 2013.

Home equity loans totaled $787 million at June 30, 2013, a $29 million increase over March 31, 2013. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayment. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at June 30, 2013 by lien position and amortizing status follows in Table 22.

Table 22 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$38,247	$513,492	$551,739
Junior lien	56,153	179,135	235,288
Total home equity	$94,400	$692,627	$787,027

Indirect automobile loans decreased $7.8 million from March 31, 2013, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009. Approximately $17 million of indirect automobile loans remain outstanding at June 30, 2013. Other consumer loans increased $5.9 million during the second quarter of 2013.

The composition of residential mortgage and consumer loans at June 30, 2013 is as follows in Table 23. All permanent residential mortgage loans originated and serviced by our mortgage banking unit are attributed to the Oklahoma market. Other permanent residential mortgage loans originated by the Bank are attributed to their respective principal market.

Table 23 -- Residential Mortgage and Consumer Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Residential mortgage:
Permanent mortgage	$879,144	$124,417	$7,503	$5,506	$32,284	$41,123	$5,894	$1,095,871
Permanent mortgages guaranteed by U.S. government agencies	156,887	—	—	—	—	—	—	156,887
Home equity	467,426	139,499	125,555	5,185	30,206	10,651	8,505	787,027
Total residential mortgage	$1,503,457	$263,916	$133,058	$10,691	$62,490	$51,774	$14,399	$2,039,785

Consumer:
Indirect automobile	$7,850	$3,365	$—	$5,340	$—	$—	$—	$16,555
Other consumer	203,894	102,025	14,364	6,479	23,148	4,947	4,369	359,226
Total consumer	$211,744	$105,390	$14,364	$11,819	$23,148	$4,947	$4,369	$375,781
Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $7.0 billion and standby letters of credit which totaled $454 million at June 30, 2013. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $629 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at June 30, 2013.

As more fully described in Note 5 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At June 30, 2013, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $212 million, down from $220 million at March 31, 2013. Substantially all of these loans are to borrowers in our primary markets including $148 million to borrowers in Oklahoma, $22 million to borrowers in Arkansas, $14 million to borrowers in New Mexico and $11 million to borrowers in the Kansas/Missouri.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 5 to the Consolidated Financial Statements. For the period from 2010 through the second quarter of 2013 combined, approximately 12% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $6.2 million at June 30, 2013 and $5.9 million at March 31, 2013.

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

Derivative contracts are carried at fair value. At June 30, 2013, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $551 million compared to $322 million at March 31, 2013. Derivative contracts carried as assets included to-be-announced residential mortgage-backed securities sold to our mortgage banking customers considered interest rate derivative contracts with fair values of $277 million, interest rate swaps sold to loan customers with fair values of $52 million, energy contracts with fair values of $30 million and foreign exchange contracts with fair values of $178 million. The aggregate net fair values of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $545 million at June 30, 2013 and $319 million at March 31, 2013.

At June 30, 2013, total derivative assets were reduced by $5.1 million of cash collateral received from counterparties and total derivative liabilities were reduced by $25 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2013 follows in Table 24.

Table 24 -- Fair Value of Derivative Contracts
(In thousands)

Exchanges and clearing organizations	$284,571
Customers	163,859
Banks and other financial institutions	95,787
Energy companies	1,989
Fair value of customer risk management program asset derivative contracts, net	$546,206

At June 30, 2013, our largest exposure to a single exchange and clearing organization was $267 million. Our largest exposure to an individual counterparty was to a loan customer for an interest rate swap which totaled $8.9 million at June 30, 2013. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $6.0 million at June 30, 2013. In addition, we have an aggregate gross exposure to internationally active domestic financial institutions of approximately $210 million at June 30, 2013.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $28.20 per barrel of oil would increase the fair value of derivative assets by $24 million. An increase in prices equivalent to $155.37 per barrel of oil would increase the fair value of derivative assets by $425 million as current prices move away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $29 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2013, changes in interest rate would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and off-balance sheet credit losses totaled $205 million or 1.65% of outstanding loans and 168% of nonaccruing loans at June 30, 2013. The allowance for loans losses was $203 million and the accrual for off-balance sheet credit losses was $1.6 million. At March 31, 2013, the combined allowance for credit losses was $207 million or 1.71% of outstanding loans and 156% of nonaccruing loans at March 31, 2013. The allowance for loan losses was $206 million and the accrual for off-balance sheet credit losses was $1.1 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, the Company determined that no provision for credit losses was necessary during the second quarter of 2013. Additional allowance required by growth in outstanding loan balances during the quarter was offset by a decrease in inherent risks for certain loan classes. An $8.0 million negative provision for credit losses was recorded in both the first quarter of 2013 and the second quarter of 2012.

Table 25 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012		September 30, 2012	June 30, 2012
Allowance for loan losses:
Beginning balance	$205,965	$215,507	$233,756		$231,669	$244,209
Loans charged off:
Commercial	(4,538)	(298)	(1,501)		(812)	(4,094)
Commercial real estate	(450)	(4,800)	(1,094)		(2,607)	(1,216)
Residential mortgage	(2,057)	(1,779)	(2,600)		(1,600)	(4,061)
Consumer	(1,507)	(2,032)	(2,805)		(3,902)	(2,172)
Total	(8,552)	(8,909)	(8,000)		(8,921)	(11,543)
Recoveries of loans previously charged off:
Commercial	1,940	3,393	947	[1]	(890)	4,125
Commercial real estate	2,727	1,124	1,166		2,684	544
Residential mortgage	444	572	469		298	750
Consumer	1,099	1,468	1,141		1,112	1,283
Total	6,210	6,557	3,723		3,204	6,702
Net loans charged off	(2,342)	(2,352)	(4,277)		(5,717)	(4,841)
Provision for loan losses	(499)	(7,190)	(13,972)		7,804	(7,699)
Ending balance	$203,124	$205,965	$215,507		$233,756	$231,669
Accrual for off-balance sheet credit losses:
Beginning balance	$1,105	$1,915	$1,943		$9,747	$10,048
Provision for off-balance sheet credit losses	499	(810)	(28)		(7,804)	(301)
Ending balance	$1,604	$1,105	$1,915		$1,943	$9,747
Total combined provision for credit losses	$—	$(8,000)	$(14,000)		$—	$(8,000)
Allowance for loan losses to loans outstanding at period-end	1.63%	1.70%	1.75%		1.98%	2.00%
Net charge-offs (annualized) to average loans	0.08%	0.08%	0.14%	[1]	0.19%	0.17%
Total provision for credit losses (annualized) to average loans	—%	(0.26)%	(0.47)%		—%	(0.28)%
Recoveries to gross charge-offs	72.61%	73.60%	46.54%		35.92%	58.06%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.02%	0.02%	0.03%		0.03%	0.15%
Combined allowance for credit losses to loans outstanding at period-end	1.65%	1.71%	1.77%		1.99%	2.09%

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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. At June 30, 2013, impaired loans totaled $279 million, including $5.7 million with specific allowances of $2.0 million and $273 million with no specific allowances because the loans balances represent the amounts we expect to recover. At March 31, 2013, impaired loans totaled $295 million, including $3.1 million of impaired loans with specific allowances of $1.0 million and $292 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $159 million at June 30, 2013 compared to $162 million at March 31, 2013. The decrease in the general allowance was due primarily to a $2.6 million decrease in general allowance related to commercial loans. Inherent risks related to certain commercial loan groups have moderated. In addition, risk grading has improved related to service sector loans, partially offset by growth in commercial loan balances.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $42 million at June 30, 2013, largely unchanged from March 31, 2013. The nonspecific allowance at both June 30, 2013 and March 31, 2013 includes consideration of the bankruptcy filing by a major employer in the Tulsa, Dallas/Ft. Worth and Kansas City markets. Although we have no direct exposure, the secondary effect on employees, retirees, vendors, suppliers and other business partners could be significant. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. Based on on-going monitoring of the impact of this crises on our loan portfolio, this risk has lessened. Additionally, domestic economic risks have also improved, offset by a newly identified risk related to the rapid rise in interest rates during the quarter. As interest rates increase and variable rate loans re-price, borrowers are impacted as their debt service increases.

An allocation of the allowance for loan losses by loan category is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loans agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. The potential problem loans totaled $91 million at June 30, 2013, primarily composed of $26 million of service sector loans, $20 million of construction and land development loans and $12 million of other commercial real estate loans. Potential problem loans totaled $141 million at March 31, 2013.
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

Net loans charged off during the second quarter of 2013 totaled $2.3 million compared to $2.4 million in the first quarter of 2013 and $4.8 million in the second quarter of 2012. The ratio of net loans charged off to average loans on an annualized basis was 0.08% for the second quarter of 2013 compared with 0.08% for the first quarter of 2013 and 0.17% for the second quarter of 2012. Net loans charged off in the second quarter of 2013 were largely unchanged compared to the previous quarter.

Net loans charged off (recovered) by portfolio segment category and principal market area during the second quarter of 2013 follow in Table 26.

Table 26 -- Net Loans Charged Off (Recovered)
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total
Commercial	$(580)	$(431)	$20	$(22)	$3,975	$(363)	$(1)	$2,598
Commercial real estate	(419)	(62)	(1,609)	(6)	(4)	(177)	—	(2,277)
Residential mortgage	966	642	26	35	(62)	(10)	16	1,613
Consumer	165	205	18	(75)	84	6	5	408
Total net loans charged off (recovered)	$132	$354	$(1,545)	$(68)	$3,993	$(544)	$20	$2,342

Net commercial loans charged off during the second quarter of 2013 increased $5.7 million and were comprised primarily of a $4.0 million charge-off related to a single wholesale/retail sector customer in the New Mexico market.

Net charge-offs of commercial real estate loans decreased $6.0 million compared to the first quarter of 2013 and were primarily comprised of a $1.8 million recovery from a single construction and land development relationship attributed to the Colorado market.

Residential mortgage net charge-offs were up $406 thousand over the previous quarter and consumer loan net charge-offs, which include indirect auto loan and deposit account overdraft losses, decreased $156 thousand. Net charge-offs related to residential mortgage loans serviced by the our mortgage banking division that were originated across the geographical footprint and retained by the Company are attributed to the Oklahoma market.

Nonperforming Assets

Table 27 -- Nonperforming Assets
(In thousands)

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Nonaccruing loans:
Commercial	$20,869	$19,861	$24,467	$21,762	$34,529
Commercial real estate	58,693	65,175	60,626	75,761	80,214
Residential mortgage	40,534	45,426	46,608	29,267	22,727
Consumer	2,037	2,171	2,709	5,109	7,012
Total nonaccruing loans	122,133	132,633	134,410	131,899	144,482
Accruing renegotiated loans:
Guaranteed by U.S. government agencies	48,733	47,942	38,515	24,590	24,760
Other	—	—	—	3,402	3,655
Total accruing renegotiated loans	48,733	47,942	38,515	27,992	28,415
Total nonperforming loans	170,866	180,575	172,925	159,891	172,897
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies	32,155	27,864	22,365	22,819	21,405
Other	77,957	74,837	81,426	81,309	84,303
Real estate and other repossessed assets	110,112	102,701	103,791	104,128	105,708
Total nonperforming assets	$280,978	$283,276	$276,716	$264,019	$278,605
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$200,007	$207,256	$215,347	$216,610	$232,440

Nonaccruing loans by principal market:
Bank of Oklahoma	$52,541	$54,392	$56,424	$41,599	$49,931
Bank of Texas	21,620	37,571	31,623	28,046	24,553
Bank of Albuquerque	24,134	12,479	13,401	13,233	13,535
Bank of Arkansas	998	1,008	1,132	5,958	6,865
Colorado State Bank & Trust	9,510	11,771	14,364	22,878	28,239
Bank of Arizona	13,323	15,392	17,407	20,145	21,326
Bank of Kansas City	7	20	59	40	33
Total nonaccruing loans	$122,133	$132,633	$134,410	$131,899	$144,482

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$2,277	$2,377	$2,460	$3,063	$3,087
Manufacturing	876	1,848	2,007	2,283	12,230
Wholesale / retail	6,700	2,239	3,077	2,007	4,175
Integrated food services	—	—	684	—	—
Services	7,448	9,474	12,090	10,099	10,123
Healthcare	2,670	2,962	3,166	3,305	3,310
Other	898	961	983	1,005	1,604
Total commercial	20,869	19,861	24,467	21,762	34,529

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Commercial real estate:
Land development and construction	21,135	23,462	26,131	38,143	46,050
Retail	8,406	8,921	8,117	6,692	7,908
Office	7,828	12,851	6,829	9,833	10,589
Multifamily	6,447	4,501	2,706	3,145	3,219
Industrial	—	2,198	3,968	4,064	—
Other commercial real estate	14,877	13,242	12,875	13,884	12,448
Total commercial real estate	58,693	65,175	60,626	75,761	80,214
Residential mortgage:
Permanent mortgage	32,747	38,153	39,863	23,717	18,136
Permanent mortgage guaranteed by U.S. government agencies	83	214	489	—	—
Home equity	7,704	7,059	6,256	5,550	4,591
Total residential mortgage	40,534	45,426	46,608	29,267	22,727
Consumer	2,037	2,171	2,709	5,109	7,012
Total nonaccrual loans	$122,133	$132,633	$134,410	$131,899	$144,482

Ratios:
Allowance for loan losses to nonaccruing loans	166.31%	155.29%	160.34%	177.22%	160.34%
Nonaccruing loans to period-end loans	0.98%	1.10%	1.09%	1.11%	1.25%
Accruing loans 90 days or more past due[1]	$2,460	$4,229	$3,925	$1,181	$691

[1]	Excludes residential mortgage guaranteed by agencies of the U.S. Government

Nonperforming assets totaled $281 million or 2.24% of outstanding loans and repossessed assets at June 30, 2013. Nonaccruing loans totaled $122 million, accruing renegotiated residential mortgage loans totaled $49 million and real estate and other repossessed assets totaled $110 million. All accruing renegotiated residential mortgage loans, $83 thousand of nonaccruing loans and $32 million of real estate and other repossessed assets are guaranteed by U.S. government agencies. Nonperforming assets decreased $7 million during the first quarter, excluding assets guaranteed by U.S. government agencies. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

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

At June 30, 2013, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. No unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the second quarter of 2013 follows in Table 28.

Table 28 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2013
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Mar. 31, 2013	$132,633	$47,942	$102,701	$283,276
Additions	39,429	14,746	—	54,175
Transfers from premises and equipment	—	—	668	668
Payments	(11,980)	(299)	—	(12,279)
Charge-offs	(8,552)	—	—	(8,552)
Net gains and write-downs	—	—	1,113	1,113
Foreclosure of nonperforming loans	(14,336)	—	14,336	—
Foreclosure of loans guaranteed by U.S. government agencies	(15,664)	—	15,664	—
Proceeds from sales	—	(13,726)	(12,882)	(26,608)
Conveyance to U.S. government agencies	—	—	(11,372)	(11,372)
Net transfers to nonaccruing loans	—	—	—	—
Return to accrual status	—	—	—	—
Other, net	603	70	(116)	557
Balance, June 30, 2013	$122,133	$48,733	$110,112	$280,978

	Six Months Ended
	June 30, 2013
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2012	$134,410	$38,515	$103,791	$276,716
Additions	81,572	29,046	—	110,618
Transfers from premises and equipment	—	—	668	668
Payments	(25,745)	(881)	—	(26,626)
Charge-offs	(17,461)	—	—	(17,461)
Net gains and write-downs	—	—	1,386	1,386
Foreclosure of nonperforming loans	(19,981)	—	19,981	—
Foreclosure of loans guaranteed by U.S. government agencies	(32,318)	—	32,318	—
Proceeds from sales	—	(18,659)	(25,380)	(44,039)
Conveyance to U.S. government agencies	—	—	(22,527)	(22,527)
Net transfers to nonaccruing loans	348	(348)	—	—
Return to accrual status	(129)	—	—	(129)
Other, net	1,437	1,060	(125)	2,372
Balance, June 30, 2013	$122,133	$48,733	$110,112	$280,978

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During the second quarter of 2013, $16 million of properties guaranteed by U.S. government agencies were foreclosed on and $11 million of properties were conveyed to the applicable U.S. government agencies.

Nonaccruing loans totaled $122 million or 0.98% of outstanding loans at June 30, 2013 and $133 million or 1.10% of outstanding loans at March 31, 2013. Nonaccruing loans decreased $11 million from March 31, 2013 due primarily to $12 million of payments, $8.6 million of charge-offs and $30 million of foreclosures. Newly identified nonaccruing loans totaled $39 million for the second quarter of 2013.

The distribution of nonaccruing loans among our various markets follows in Table 29.

Table 29 -- Nonaccruing Loans by Principal Market
(Dollars in thousands)

	June 30, 2013		March 31, 2013		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$52,541	1.00%	$54,392	1.07%	$(1,851)	(7)	bp
Bank of Texas	21,620	0.54%	37,571	0.96%	(15,951)	(42)
Bank of Albuquerque	24,134	3.18%	12,479	1.67%	11,655	151
Bank of Arkansas	998	0.59%	1,008	0.60%	(10)	(1)
Colorado State Bank & Trust	9,510	0.93%	11,771	1.10%	(2,261)	(17)
Bank of Arizona	13,323	1.98%	15,392	2.50%	(2,069)	(52)
Bank of Kansas City	7	—%	20	—%	(13)	—
Total	$122,133	0.98%	$132,633	1.10%	$(10,500)	(12)	bp

Nonaccruing loans attributed to the Bank of Oklahoma are primarily composed of $32 million of residential mortgage loans and $14 million of commercial real estate loans. All residential mortgage loans retained by the Company that were originated across our geographical footprint and serviced by our mortgage company are attributed to the Bank of Oklahoma. Nonaccruing loans attributed to the Bank of Texas included $12 million of commercial real estate loans and $4.5 million of residential mortgage loans. Nonaccruing loans attributed to the Bank of Albuquerque included $16 million of commercial real estate loans and $4.9 million of commercial loans. Nonaccruing loans attributed to the Bank of Arizona and Colorado State Bank & Trust both consisted primarily of commercial real estate loans.
Commercial

Nonaccruing commercial loans totaled $21 million or 0.27% of total commercial loans at June 30, 2013, compared to $20 million or 0.27% of total commercial loans at March 31, 2013. Nonaccruing commercial loans at June 30, 2013 were primarily composed of $7.4 million or 0.34% of total services sector loans primarily attributed to the Bank of Arizona and Bank of Texas. Nonaccruing commercial loans attributed to the Bank of Albuquerque were primarily composed of a single wholesale/retail sector loan. Nonaccruing commercial loans increased $1.0 million in the second quarter of 2013. Newly identified nonaccruing commercial loans of $9.5 million were partially offset by $4.5 million of charge-offs and $4.0 million in payments during the second quarter.

The distribution of nonaccruing commercial loans among our various markets was as follows in Table 30.

Table 30 -- Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)

	June 30, 2013		March 31, 2013		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$5,166	0.17%	$6,816	0.24%	$(1,650)	(7)	bp
Bank of Texas	4,475	0.16%	5,880	0.22%	(1,405)	(6)
Bank of Albuquerque	6,106	2.06%	1,367	0.50%	4,739	156
Bank of Arkansas	298	0.49%	313	0.58%	(15)	(9)
Colorado State Bank & Trust	632	0.08%	674	0.08%	(42)	—
Bank of Arizona	4,192	1.18%	4,811	1.47%	(619)	(29)
Bank of Kansas City	—	—%	—	—%	—	—
Total commercial	$20,869	0.27%	$19,861	0.27%	$1,008	—	bp
Commercial Real Estate

Nonaccruing commercial real estate loans decreased to $59 million or 2.53% of outstanding commercial real estate loans at June 30, 2013 from $65 million or 2.85% of outstanding commercial real estate loans at March 31, 2013. Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans. Newly identified nonaccruing commercial real estate loans totaled $10 million, were offset by $10 million of foreclosures, $5.7 million of cash payments received and $450 thousand of charge-offs. The distribution of our nonaccruing commercial real estate loans among our geographic markets follows in Table 31.

Table 31 -- Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)

	June 30, 2013		March 31, 2013		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$14,404	2.53%	$13,563	2.39%	$841	14	bp
Bank of Texas	12,213	1.50%	22,726	2.84%	(10,513)	(134)
Bank of Albuquerque	15,590	4.95%	9,198	2.76%	6,392	219
Bank of Arkansas	—	—%	—	—%	—	—
Colorado State Bank & Trust	8,697	5.95%	10,501	6.13%	(1,804)	(18)
Bank of Arizona	7,789	3.01%	9,187	4.01%	(1,398)	(100)
Bank of Kansas City	—	—%	—	—%	—	—
Total commercial real estate	$58,693	2.53%	$65,175	2.85%	$(6,482)	(32)	bp

Nonaccruing land development and residential construction loans totaled $21 million at June 30, 2013, primarily concentrated in the New Mexico, Texas and Colorado markets. Other nonaccruing commercial real estate loans totaled $15 million primarily concentrated in the Arizona and Colorado markets.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $41 million or 1.99% of outstanding residential mortgage loans at June 30, 2013 compared to $45 million or 2.26% of outstanding residential mortgage loans at March 31, 2013. Newly identified nonaccruing residential mortgage loans totaled $19 million, partially offset by $19 million of foreclosures, $2.2 million of payments and $2.1 million of loans charged off during the quarter. Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $33 million or 2.99% of outstanding non-guaranteed permanent residential mortgage loans at June 30, 2013. Nonaccruing home equity loans totaled $7.7 million or 0.98% of total home equity loans.

Payments of accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 32. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due increased $2.7 million in the second quarter to $11 million at June 30, 2013. Consumer loans past due 30 to 89 days decreased $288 thousand from March 31, 2013.

Table 32 -- Residential Mortgage and Consumer Loans Past Due
(In thousands)

	June 30, 2013		March 31, 2013
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$8,689	$—	$5,774
Home equity	—	2,451	—	2,638
Total residential mortgage	$—	$11,140	—	$8,412
Consumer:
Indirect automobile	$—	$540	$—	$685
Other consumer	19	1,942	314	1,509
Total consumer	$19	$2,482	$314	$2,194

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $110 million at June 30, 2013, a $7.4 million increase from March 31, 2013. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 33 following.

Table 33 -- Real Estate and Other Repossessed Assets by Principal Market
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
Developed commercial real estate properties	$2,214	$2,879	$2,172	$1,050	$8,720	$1,428	$905	$7,048	$26,416
1-4 family residential properties guaranteed by U.S. government agencies	6,570	1,063	1,181	1,074	18,597	681	2,138	851	32,155
1-4 family residential properties	6,109	3,071	998	1,176	2,155	6,783	625	327	21,244
Undeveloped land	999	4,344	4,046	68	132	5,692	1,294	599	17,174
Residential land development properties	375	1,139	1,827	2,312	1,359	5,380	146	—	12,538
Oil and gas properties	—	213	—	—	—	—	—	—	213
Vehicles	6	17	—	19	—	—	—	—	42
Other	—	—	—	—	—	324	—	6	330
Total real estate and other repossessed assets	$16,273	$12,726	$10,224	$5,699	$30,963	$20,288	$5,108	$8,831	$110,112

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital
Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the second quarter of 2013, approximately 71% of our funding was provided by deposit accounts, 14% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the second quarter of 2013 totaled $19.5 billion and represented approximately 71% of total liabilities and capital compared with $20.0 billion and 73% of total liabilities and capital for the first quarter of 2013. Average deposits decreased $522 million from the first quarter of 2013. Interest-bearing transaction deposit accounts decreased $332 million, demand deposits decreased $113 million and average time deposits decreased $95 million.

Average Commercial Banking deposit balances decreased $218 million compared to the first quarter of 2013. Average commercial deposits were down primarily due to the full quarter impact of the redeployment of deposits in the first quarter 2013 generatedfrom the sale of businesses and assets by customers in the fourth quarter of 2012. Balances related to our energy customers decreased $150 million, commercial real estate balances were down $140 million and balances related to commercial & industrial customers were down $52 million. Balances related to our healthcare customers were up $116 million over the first quarter of 2013. Commercial customers continue to retain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposits service charges based on account balances. Average Consumer Banking deposit balances were largely unchanged compared to the prior quarter. Demand deposit balances grew by $18 million and savings account deposits grew by $16 million, offset by a $37 million decrease in time deposits. Average Wealth Management deposits decreased $277 million compared to the first quarter of 2013 primarily due to tax payments in the second quarter. Interest-bearing transaction deposit account balances decreased $249 million and time deposits decreased $22 million.

Brokered deposits included in time deposits averaged $145 million for the second quarter of 2013, down $31 million compared to the first quarter of 2013. Average interest-bearing transaction accounts for the second quarter include $265 million of brokered deposits, a decrease of $23 million from the first quarter of 2013.

The distribution of our period end deposit account balances among principal markets follows in Table 34.

Table 34 -- Period End Deposits by Principal Market Area
(In thousands)

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Bank of Oklahoma:
Demand	$3,561,255	$3,602,581	$4,223,923	$3,734,901	$3,499,834
Interest-bearing:
Transaction	5,653,062	6,140,899	6,031,541	5,496,724	5,412,002
Savings	185,345	185,363	163,512	155,276	150,353
Time	1,180,265	1,264,415	1,267,904	1,274,336	1,354,148
Total interest-bearing	7,018,672	7,590,677	7,462,957	6,926,336	6,916,503
Total Bank of Oklahoma	10,579,927	11,193,258	11,686,880	10,661,237	10,416,337

Bank of Texas:
Demand	2,299,631	2,098,891	2,606,176	1,983,678	1,966,465
Interest-bearing:
Transaction	1,931,758	1,979,318	2,129,084	1,782,296	1,813,209
Savings	63,745	63,218	58,429	52,561	51,114
Time	692,888	717,974	762,233	789,725	772,809
Total interest-bearing	2,688,391	2,760,510	2,949,746	2,624,582	2,637,132
Total Bank of Texas	4,988,022	4,859,401	5,555,922	4,608,260	4,603,597

Bank of Albuquerque:
Demand	455,580	446,841	427,510	416,796	357,367
Interest-bearing:
Transaction	525,481	513,611	511,593	526,029	506,165
Savings	34,096	35,560	31,926	31,940	31,215
Time	346,506	354,303	364,928	375,611	383,350
Total interest-bearing	906,083	903,474	908,447	933,580	920,730
Total Bank of Albuquerque	1,361,663	1,350,315	1,335,957	1,350,376	1,278,097

Bank of Arkansas:
Demand	31,108	31,957	38,935	29,254	16,921
Interest-bearing:
Transaction	186,689	155,571	101,366	168,827	172,829
Savings	1,974	2,642	2,239	2,246	2,220
Time	37,272	41,613	42,573	45,719	48,517
Total interest-bearing	225,935	199,826	146,178	216,792	223,566
Total Bank of Arkansas	257,043	231,783	185,113	246,046	240,487

Colorado State Bank & Trust:
Demand	365,161	295,067	331,157	330,641	301,646
Interest-bearing:
Transaction	519,580	528,056	676,140	627,015	465,276
Savings	27,948	27,187	25,889	24,689	24,202
Time	451,168	461,496	472,305	476,564	491,280
Total interest-bearing	998,696	1,016,739	1,174,334	1,128,268	980,758
Total Colorado State Bank & Trust	1,363,857	1,311,806	1,505,491	1,458,909	1,282,404

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Bank of Arizona:
Demand	186,381	157,754	161,094	151,738	137,313
Interest-bearing:
Transaction	376,305	378,421	360,275	298,048	113,310
Savings	2,238	2,122	1,978	2,201	2,313
Time	35,490	34,690	31,371	33,169	31,539
Total interest-bearing	414,033	415,233	393,624	333,418	147,162
Total Bank of Arizona	600,414	572,987	554,718	485,156	284,475

Bank of Kansas City:
Demand	246,207	267,769	249,491	201,393	160,829
Interest-bearing:
Transaction	73,685	46,426	78,039	103,628	69,083
Savings	1,029	983	771	660	581
Time	24,383	25,563	26,678	27,202	26,307
Total interest-bearing	99,097	72,972	105,488	131,490	95,971
Total Bank of Kansas City	345,304	340,741	354,979	332,883	256,800
Total BOK Financial deposits	$19,496,230	$19,860,291	$21,179,060	$19,142,867	$18,362,197
In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of federal funds purchased totaled $311 million at June 30, 2013. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $2.1 billion during the quarter, up from $827 million for the first quarter of 2013.

At June 30, 2013, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $8.0 billion.

A summary of other borrowing by the subsidiary bank follows in Table 35.

Table 35 -- Borrowed Funds
(In thousands)

		Three Months Ended				Three Months Ended
		June 30, 2013				March 31, 2013
	June 30, 2013	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	March 31, 2013	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Other borrowings - Other	$—	$—	—%	$—	$—	$1,321	1.34%	$—

Subsidiary Bank:
Funds purchased	747,165	789,302	0.10%	747,165	853,843	1,155,983	0.13%	853,843
Repurchase agreements	845,106	819,373	0.06%	845,106	806,526	878,679	0.07%	881,033
Other borrowings:
Federal Home Loan Bank advances	2,451,197	2,144,513	0.19%	2,451,197	1,705,297	826,743	0.24%	1,705,297
GNMA repurchase liability	13,973	11,464	5.50%	13,973	11,347	18,928	5.41%	21,055
Other	16,474	16,440	2.93%	16,475	16,403	16,368	3.01%	16,404
Total other borrowings	2,481,644	2,172,417	0.24%		1,733,047	862,039	0.41%
Subordinated debentures	347,716	347,695	2.54%	347,716	347,674	347,654	2.52%	347,674
Total Subsidiary Bank	4,421,631	4,128,787	0.38%		3,741,090	3,244,355	0.45%

Total Borrowed Funds	$4,421,631	$4,128,787	0.38%		$3,741,090	$3,245,676	0.45%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At June 30, 2013, $226 million of this subordinated debt remains outstanding.
In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support assets growth. At June 30, 2013, $122 million of this subordinated debt remains outstanding.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2013, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $240 million of dividends without regulatory approval. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.00% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 5, 2014. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at June 30, 2013 and the Company met all of the covenants.

Our equity capital at June 30, 2013 was $3.0 billion, a decrease of $55 million over March 31, 2013. Net income less cash dividends paid increased equity $54 million during the second quarter of 2013. This was offset by a $114 million decrease in accumulated other comprehensive income primarily related to the change in unrealized gains on available for sale securities. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of June 30, 2013, the Company has repurchased 39,496 shares for $2.1 million under this program. No shares were repurchased in the second quarter of 2013.

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

Table 36 -- Capital Ratios

	Well Capitalized Minimums	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Average total equity to average assets	—	10.95%	10.90%	10.81%	11.08%	11.23%
Tangible common equity ratio	—	9.38%	9.70%	9.25%	9.67%	10.07%
Tier 1 common equity ratio	—	13.19%	13.16%	12.59%	13.01%	13.41%
Risk-based capital:
Tier 1 capital	6.00%	13.37%	13.35%	12.78%	13.21%	13.62%
Total capital	10.00%	15.28%	15.68%	15.13%	15.71%	16.19%
Leverage	5.00%	9.43%	9.28%	9.01%	9.34%	9.64%
In July 2013, banking regulators issued the final rule revising regulatory capital rules for substantially all U.S. banking organizations. The new capital rule will be effective for BOK Financial on January 1, 2015 and components of the rule will phase in through January 1, 2019. The new capital rule establishes a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus capital conservation buffer. The Company expects to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital, consistent with the treatment under current capital rules. BOK Financial's Tier 1 common equity ratio based on the existing Basel I standards was 13.19% as of June 30, 2013. Based on our interpretation of the new capital rule, our estimated Tier 1 common equity ratio is approximately 12.20%, nearly 520 basis points above the 7% regulatory threshold.

The rule also changes both the Tier 1 risk based capital requirements and the total risk based requirements to a minimum of 6% and 8%, respectively, plus a capital conservation buffer of 2.5% totaling 8.5% and 10.5%, respectively. The leverage ratio requirements under the rule is 5%. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

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

Table 37 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 37 -- Non-GAAP Measures
(Dollars in thousands)

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Tangible common equity ratio:
Total shareholders' equity	$2,957,637	$3,011,958	$2,957,860	$2,975,657	$2,885,934
Less: Goodwill and intangible assets, net	386,001	386,876	390,171	392,158	344,699
Tangible common equity	2,571,636	2,625,082	2,567,689	2,583,499	2,541,235
Total assets	27,808,200	27,447,158	28,148,631	27,117,641	25,576,046
Less: Goodwill and intangible assets, net	386,001	386,876	390,171	392,158	344,699
Tangible assets	$27,422,199	$27,060,282	$27,758,460	$26,725,483	$25,231,347
Tangible common equity ratio	9.38%	9.70%	9.25%	9.67%	10.07%
Tier 1 common equity ratio:
Tier 1 capital	$2,561,399	$2,503,892	$2,430,671	$2,436,791	$2,418,985
Less: Non-controlling interest	35,245	35,934	35,821	36,818	36,787
Tier 1 common equity	2,526,154	2,467,958	2,394,850	2,399,973	2,382,198
Risk weighted assets	$19,157,978	$18,756,648	$19,016,673	$18,448,854	$17,758,118
Tier 1 common equity ratio	13.19%	13.16%	12.59%	13.01%	13.41%

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

Table 38 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	2013	2012	2013	2012
Anticipated impact over the next twelve months on net interest revenue	$16,219	$27,360	$(13,330)	$(16,658)
	(2.27)%	4.11%	(1.87)%	(2.50)%
Trading Activities

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. On a limited basis, BOK Financial may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, municipal bonds and derivative contracts to enhance returns on its securities portfolios. Both of these activities involve interest rate risk. BOK Financial has an insignificant exposure to foreign exchange risk and does not take positions in commodity derivatives.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs.

Management uses a Value at Risk (“VAR”) methodology to measure the market risk due to changes in interest rates inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.3 million. There were no instances of VAR being exceeded during the three months ended June 30, 2013 and 2012. At June 30, 2013, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VAR amounts for the three and six months ended June 30, 2013 and 2012 are as follows in Table 39.

Table 39 -- Value at Risk (VAR)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Average	$3,378	$2,906	$3,471	$2,624
High	5,826	6,672	5,826	6,672
Low	1,893	2,010	1,893	1,075
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

Consolidated Statements of Earnings (Unaudited)

(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2013	2012	2013	2012
Loans	$124,297	$131,175	$249,410	$258,158
Residential mortgage loans held for sale	2,294	1,784	4,086	3,552
Trading securities	621	364	1,099	664
Taxable securities	3,604	4,282	7,402	8,716
Tax-exempt securities	1,150	921	2,178	1,898
Total investment securities	4,754	5,203	9,580	10,614
Taxable securities	51,371	61,583	106,390	121,239
Tax-exempt securities	687	631	1,291	1,232
Total available for sale securities	52,058	62,214	107,681	122,471
Fair value option securities	1,013	2,311	2,178	5,798
Funds sold and resell agreements	4	4	6	6
Total interest revenue	185,041	203,055	374,040	401,263
Interest expense
Deposits	13,909	16,390	28,790	33,888
Borrowed funds	1,776	1,792	3,330	3,381
Subordinated debentures	2,200	3,512	4,359	9,064
Total interest expense	17,885	21,694	36,479	46,333
Net interest revenue	167,156	181,361	337,561	354,930
Provision for credit losses	—	(8,000)	(8,000)	(8,000)
Net interest revenue after provision for credit losses	167,156	189,361	345,561	362,930
Other operating revenue
Brokerage and trading revenue	32,874	32,600	64,625	63,711
Transaction card revenue	29,942	26,758	57,634	52,188
Trust fees and commissions	24,803	19,931	47,116	38,369
Deposit service charges and fees	23,962	25,216	46,928	49,595
Mortgage banking revenue	36,596	39,548	76,572	72,626
Bank-owned life insurance	2,236	2,838	5,462	5,709
Other revenue	10,496	8,860	20,683	18,124
Total fees and commissions	160,909	155,751	319,020	300,322
Gain (loss) on assets, net	(1,666)	1,689	(1,199)	(2,004)
Gain (loss) on derivatives, net	(2,527)	2,345	(3,468)	(128)
Gain (loss) on fair value option securities, net	(9,156)	6,852	(12,327)	5,119
Gain on available for sale securities, net	3,753	20,481	8,608	24,812
Total other-than-temporary impairment losses	(1,138)	(135)	(1,138)	(640)
Portion of loss recognized in (reclassified from) other comprehensive income	586	(723)	339	(3,940)
Net impairment losses recognized in earnings	(552)	(858)	(799)	(4,580)
Total other operating revenue	150,761	186,260	309,835	323,541
Other operating expense
Personnel	128,110	122,297	253,764	237,066
Business promotion	5,770	6,746	11,223	11,134
Professional fees and services	8,381	8,343	15,366	15,942
Net occupancy and equipment	16,909	16,906	33,390	32,929
Insurance	4,044	4,011	7,789	7,877
Data processing and communications	26,734	25,264	52,184	47,408
Printing, postage and supplies	3,580	3,903	7,254	7,214
Net losses and operating expenses of repossessed assets	282	5,912	1,528	8,157
Amortization of intangible assets	875	545	1,751	1,120
Mortgage banking costs	7,910	12,315	15,264	20,754
Change in fair value of mortgage servicing rights	(14,315)	11,450	(16,973)	4,323
Other expense	8,326	5,319	15,390	11,224
Total other operating expense	196,606	223,011	397,930	405,148
Net income before taxes	121,311	152,610	257,466	281,323
Federal and state income taxes	41,423	53,149	88,519	98,669
Net income	79,888	99,461	168,947	182,654
Net income (loss) attributable to non-controlling interest	(43)	1,833	1,052	1,411
Net income attributable to BOK Financial Corporation shareholders	$79,931	$97,628	$167,895	$181,243
Earnings per share:
Basic	$1.16	$1.43	$2.45	$2.66
Diluted	$1.16	$1.43	$2.44	$2.65
Average shares used in computation:
Basic	67,993,822	67,472,665	67,904,599	67,573,280
Diluted	68,212,497	67,744,828	68,126,751	67,847,659
Dividends declared per share	$0.38	$0.38	$0.76	$0.71
 See accompanying notes to consolidated financial statements.

.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$79,888	$99,461	$168,947	$182,654
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(183,186)	(15,401)	(204,545)	40,034
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(873)	(1,633)	(2,021)	(3,421)
Interest expense, Subordinated debentures	72	279	124	331
Net impairment losses recognized in earnings	552	858	799	4,580
Gain on available for sale securities, net	(3,753)	(20,481)	(8,608)	(24,812)
Other comprehensive income (loss) before income taxes	(187,188)	(36,378)	(214,251)	16,712
Income tax benefit (expense)	72,819	14,150	83,345	(6,501)
Other comprehensive income (loss), net of income taxes	(114,369)	(22,228)	(130,906)	10,211
Comprehensive income (loss)	(34,481)	77,233	38,041	192,865
Comprehensive income (loss) attributable to non-controlling interests	(43)	1,833	1,052	1,411
Comprehensive income (loss) attributed to BOK Financial Corp. shareholders	$(34,438)	$75,400	$36,989	$191,454

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(In thousands, except share data)
	June 30, 2013	December 31, 2012	June 30, 2012
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$1,026,497	$1,266,834	$628,092
Funds sold and resell agreements	51,888	19,405	11,171
Trading securities	190,591	214,102	149,317
Investment securities (fair value: June 30, 2013 – $625,705; December 31, 2012 – $528,458; June 30, 2012 – $440,638)	615,790	499,534	412,479
Available for sale securities	10,698,074	11,287,221	10,395,415
Fair value option securities	205,756	284,296	325,177
Residential mortgage loans held for sale	301,057	293,762	259,174
Loans	12,440,782	12,311,456	11,576,431
Allowance for loan losses	(203,124)	(215,507)	(231,669)
Loans, net of allowance	12,237,658	12,095,949	11,344,762
Premises and equipment, net	271,191	265,920	261,508
Receivables	136,605	114,185	121,944
Goodwill	359,759	361,979	335,601
Intangible assets, net	26,242	28,192	9,098
Mortgage servicing rights, net	132,889	100,812	91,783
Real estate and other repossessed assets, net of allowance (June 30, 2013 – $26,837; December 31, 2012 – $36,873; June 30, 2012 – $32,730)	110,112	103,791	105,708
Bankers’ acceptances	198	605	2,873
Derivative contracts	546,206	338,106	366,204
Cash surrender value of bank-owned life insurance	280,047	274,531	269,093
Receivable on unsettled securities sales	182,147	211,052	32,876
Other assets	435,493	388,355	453,771
Total assets	$27,808,200	$28,148,631	$25,576,046

Noninterest-bearing demand deposits	$7,145,323	$8,038,286	$6,440,375
Interest-bearing deposits:
Transaction	9,266,560	9,888,038	8,551,874
Savings	316,375	284,744	261,998
Time	2,767,972	2,967,992	3,107,950
Total deposits	19,496,230	21,179,060	18,362,197
Funds purchased	747,165	1,167,416	1,453,750
Repurchase agreements	845,106	887,030	1,136,948
Other borrowings	2,481,644	651,775	58,056
Subordinated debentures	347,716	347,633	353,378
Accrued interest, taxes and expense	175,677	176,678	140,434
Bankers’ acceptances	198	605	2,873
Derivative contracts	521,991	283,589	370,053
Due on unsettled securities purchases	49,369	297,453	603,800
Other liabilities	150,222	163,711	171,836
Total liabilities	24,815,318	25,154,950	22,653,325
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2013 – 73,029,101; December 31, 2012 – 72,415,346; June 30, 2012 – 72,006,628)	4	4	4
Capital surplus	884,238	859,278	836,065
Retained earnings	2,253,810	2,137,541	2,086,565
Treasury stock (shares at cost: June 30, 2013 – 4,289,893; December 31, 2012 – 4,087,995; June 30, 2012 – 3,862,469)	(199,429)	(188,883)	(175,890)
Accumulated other comprehensive income	19,014	149,920	139,190
Total shareholders’ equity	2,957,637	2,957,860	2,885,934
Non-controlling interest	35,245	35,821	36,787
Total equity	2,992,882	2,993,681	2,922,721
Total liabilities and equity	$27,808,200	$28,148,631	$25,576,046

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)
	Common Stock		Accumulated Other Comprehensive Income	Capital Surplus	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non- Controlling Interest	Total
	Shares	Amount				Shares	Amount			Equity

Balance, December 31, 2011	71,533	$4	$128,979	$818,817	$1,953,332	3,380	$(150,664)	$2,750,468	$36,184	$2,786,652
Net income	—	—	—	—	181,243	—	—	181,243	1,411	182,654
Other comprehensive income	—	—	10,211	—	—	—	—	10,211	—	10,211
Treasury stock purchases	—	—	—	—	—	384	(20,558)	(20,558)	—	(20,558)
Exercise of stock options	473	—	—	13,122	—	98	(4,668)	8,454	—	8,454
Tax benefit on exercise of stock options	—	—	—	(677)	—	—	—	(677)	—	(677)
Stock-based compensation	—	—	—	4,803	—	—	—	4,803	—	4,803
Cash dividends on common stock	—	—	—	—	(48,010)	—	—	(48,010)	—	(48,010)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(808)	(808)

Balance, June 30, 2012	72,006	$4	$139,190	$836,065	$2,086,565	3,862	$(175,890)	$2,885,934	$36,787	$2,922,721

Balances at December 31, 2012	72,415	$4	$149,920	$859,278	$2,137,541	4,088	$(188,883)	$2,957,860	$35,821	$2,993,681
Net income	—	—	—	—	167,895	—	—	167,895	1,052	168,947
Other comprehensive loss	—	—	(130,906)	—	—	—	—	(130,906)	—	(130,906)
Treasury stock purchases	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	614	—	—	23,425	—	202	(10,546)	12,879	—	12,879
Tax benefit on exercise of stock options	—	—	—	178	—	—	—	178	—	178
Stock-based compensation	—	—	—	1,357	—	—	—	1,357	—	1,357
Cash dividends on common stock	—	—	—	—	(51,626)	—	—	(51,626)	—	(51,626)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,628)	(1,628)

Balance, June 30, 2013	73,029	$4	$19,014	$884,238	$2,253,810	4,290	$(199,429)	$2,957,637	$35,245	$2,992,882

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$168,947	$182,654
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(8,000)	(8,000)
Change in fair value of mortgage servicing rights	(16,973)	4,323
Unrealized (gains) losses from derivatives	6,137	(7,626)
Tax benefit on exercise of stock options	(178)	677
Change in bank-owned life insurance	(5,462)	(5,709)
Stock-based compensation	1,357	4,803
Depreciation and amortization	27,634	24,636
Net amortization of securities discounts and premiums	32,867	47,789
Net realized gains on financial instruments and other assets	(57,782)	(60,122)
Mortgage loans originated for resale	(2,152,353)	(1,588,200)
Proceeds from sale of mortgage loans held for resale	2,201,324	1,569,921
Capitalized mortgage servicing rights	(25,932)	(17,647)
Change in trading and fair value option securities	100,889	251,682
Change in receivables	(23,890)	(9,667)
Change in other assets	38,646	2,838
Change in accrued interest, taxes and expense	(1,001)	(9,074)
Change in other liabilities	(13,407)	7,888
Net cash provided by operating activities	272,823	391,166
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	99,020	43,678
Proceeds from maturities or redemptions of available for sale securities	1,689,165	2,486,198
Purchases of investment securities	(217,160)	(16,971)
Purchases of available for sale securities	(3,173,504)	(4,162,486)
Proceeds from sales of available for sale securities	1,837,970	1,451,551
Change in amount receivable on unsettled securities transactions	28,905	42,275
Loans originated net of principal collected	(130,381)	(327,349)
Net payments on derivative asset contracts	(229,888)	(119,495)
Proceeds from disposition of assets	53,191	101,550
Purchases of assets	(115,250)	(40,991)
Net cash used in investing activities	(157,932)	(542,040)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(1,482,810)	(126,351)
Net change in time deposits	(200,020)	(274,032)
Net change in other borrowed funds	1,311,756	229,401
Repayment of subordinated debt	—	(46,882)
Net proceeds on derivative liability contracts	220,024	110,249
Net change in derivative margin accounts	114,958	21,749
Change in amount due on unsettled security transactions	(248,084)	(49,571)
Issuance of common and treasury stock, net	12,879	8,454
Tax benefit on exercise of stock options	178	(677)
Repurchase of common stock	—	(20,558)
Dividends paid	(51,626)	(48,010)
Net cash used in financing activities	(322,745)	(196,228)
Net decrease in cash and cash equivalents	(207,854)	(347,102)
Cash and cash equivalents at beginning of period	1,286,239	986,365
Cash and cash equivalents at end of period	$1,078,385	$639,263

Cash paid for interest	$36,615	$48,536
Cash paid for taxes	$73,527	$81,738
Net loans and bank premises transferred to repossessed real estate and other assets	$52,967	$55,821
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$55,938	$48,486
Conveyance of other real estate owned guaranteed by U.S. government agencies	$22,527	$34,247

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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOSC, Inc., The Milestone Group, Inc. and Cavanal Hill Investment Management Inc. Operating divisions of the Bank include Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Oklahoma, Bank of Texas, Colorado State Bank and Trust, Bank of Kansas City, BOK Financial Mortgage and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial’s 2012 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2012 have been derived from the audited financial statements included in BOK Financial’s 2012 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	June 30, 2013		December 31, 2012		June 30, 2012
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$60,713	$(552)	$16,545	$(57)	$53,514	$23
U.S. agency residential mortgage-backed securities	43,858	38	86,361	447	46,502	222
Municipal and other tax-exempt securities	53,819	(1,271)	90,326	(226)	44,632	9
Other trading securities	32,201	(717)	20,870	(13)	4,669	(14)
Total	$190,591	$(2,502)	$214,102	$151	$149,317	$240
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2013
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$375,317	$375,317	$371,690	$2,189	$(5,816)
U.S. agency residential mortgage-backed securities – Other	61,152	64,172	66,796	2,624	—
Other debt securities	176,301	176,301	187,219	10,978	(60)
Total	$612,770	$615,790	$625,705	$15,791	$(5,876)

[1]
Carrying value includes $3.0 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

[1]
Carrying value includes $8.2 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

The amortized cost and fair values of investment securities at June 30, 2013, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$24,239	$239,869	$101,753	$9,456	$375,317	4.15
Fair value	24,504	238,125	99,465	9,596	371,690
Nominal yield¹	4.22	1.68	2.21	2.73	2.01
Other debt securities:
Carrying value	9,681	30,987	35,164	100,469	176,301	9.06
Fair value	9,713	31,420	36,257	109,829	187,219
Nominal yield	4.24	5.30	5.57	6.29	5.86
Total fixed maturity securities:
Carrying value	$33,920	$270,856	$136,917	$109,925	$551,618	5.72
Fair value	34,217	269,545	135,722	119,425	558,909
Nominal yield	4.22	2.09	3.07	5.99	3.24
Residential mortgage-backed securities:
Carrying value					$64,172	³
Fair value					66,796
Nominal yield[4]					2.72
Total investment securities:
Carrying value					$615,790
Fair value					625,705
Nominal yield					3.19

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 4.1 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2013
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,061	$1,060	$—	$(1)	$—
Municipal and other tax-exempt	95,974	95,103	1,653	(1,870)	(654)
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,648,337	4,687,141	78,285	(39,481)	—
FHLMC	2,695,506	2,715,896	32,994	(12,604)	—
GNMA	916,646	925,081	11,163	(2,728)	—
Other	42,563	44,677	2,114	—	—
Total U.S. government agencies	8,303,052	8,372,795	124,556	(54,813)	—
Private issue:
Alt-A loans	113,804	115,036	2,905	—	(1,673)
Jumbo-A loans	178,581	182,139	4,129	(274)	(297)
Total private issue	292,385	297,175	7,034	(274)	(1,970)
Total residential mortgage-backed securities	8,595,437	8,669,970	131,590	(55,087)	(1,970)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,885,585	1,846,943	343	(38,985)	—
Other debt securities	35,622	35,894	479	(207)	—
Perpetual preferred stock	22,172	25,583	3,439	(28)	—
Equity securities and mutual funds	19,990	23,521	3,736	(205)	—
Total	$10,655,841	$10,698,074	$141,240	$(96,383)	$(2,624)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2012
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,002	$2	$—	$—
Municipal and other tax-exempt	84,892	87,142	2,414	(164)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,308,463	5,453,549	146,247	(1,161)	—
FHLMC	2,978,608	3,045,564	66,956	—	—
GNMA	1,215,554	1,237,041	21,487	—	—
Other	148,025	153,667	5,642	—	—
Total U.S. government agencies	9,650,650	9,889,821	240,332	(1,161)	—
Private issue:
Alt-A loans	124,314	123,174	1,440	—	(2,580)
Jumbo-A loans	198,588	201,989	5,138	(134)	(1,603)
Total private issue	322,902	325,163	6,578	(134)	(4,183)
Total residential mortgage-backed securities	9,973,552	10,214,984	246,910	(1,295)	(4,183)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	890,746	895,075	5,006	(677)	—
Other debt securities	35,680	36,389	709	—	—
Perpetual preferred stock	22,171	25,072	2,901	—	—
Equity securities and mutual funds	24,593	27,557	3,242	(278)	—
Total	$11,032,634	$11,287,221	$261,184	$(2,414)	$(4,183)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	June 30, 2012
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,001	$1,003	$2	$—	$—
Municipal and other tax-exempt	86,808	88,458	2,430	(187)	(593)
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,270,918	5,426,832	156,699	(785)	—
FHLMC	3,527,123	3,607,060	81,679	(1,742)	—
GNMA	645,103	674,006	28,973	(70)	—
Other	188,831	195,634	6,803	—	—
Total U.S. government agencies	9,631,975	9,903,532	274,154	(2,597)	—
Private issue:
Alt-A loans	134,266	118,414	—	—	(15,852)
Jumbo-A loans	219,917	199,347	618	(943)	(20,245)
Total private issue	354,183	317,761	618	(943)	(36,097)
Total residential mortgage-backed securities	9,986,158	10,221,293	274,772	(3,540)	(36,097)
Other debt securities	35,739	36,286	559	(12)	—
Perpetual preferred stock	22,171	23,431	1,812	(552)	—
Equity securities and mutual funds	21,285	24,944	3,989	(330)	—
Total	$10,153,162	$10,395,415	$283,564	$(4,621)	$(36,690)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at June 30, 2013, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,061	$—	$—	$—		$1,061	1.68
Fair value	1,060	—	—	—		1,060
Nominal yield	0.24	—	—	—		0.24
Municipal and other tax-exempt:
Amortized cost	1,684	33,591	6,382	54,317		95,974	14.84
Fair value	1,705	34,777	6,621	52,000		95,103
Nominal yield¹	—	0.95	0.69	2.55	[6]	1.82
Commercial mortgage-backed securities:
Amortized cost	—	414,587	1,150,171	320,827		1,885,585	10.74
Fair value	—	409,069	1,121,016	316,858		1,846,943
Nominal yield	—	1.08	1.34	1.35		1.28
Other debt securities:
Amortized cost	—	30,222	—	5,400		35,622	5.98
Fair value	—	30,701	—	5,193		35,894
Nominal yield	—	1.80	—	1.41	[6]	1.74
Total fixed maturity securities:
Amortized cost	$2,745	$478,400	$1,156,553	$380,544		$2,018,242	10.84
Fair value	2,765	474,547	1,127,637	374,051		1,979,000
Nominal yield	0.09	1.12	1.33	1.52		1.32
Residential mortgage-backed securities:
Amortized cost						8,595,437	[2]
Fair value						8,669,970
Nominal yield[4]						1.97
Equity securities and mutual funds:
Amortized cost						42,162	³
Fair value						49,104
Nominal yield						1.30
Total available-for-sale securities:
Amortized cost						$10,655,841
Fair value						10,698,074
Nominal yield						1.85

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.5 based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Proceeds	$1,083,001	$459,610	$1,837,970	$1,451,551
Gross realized gains	9,992	20,481	15,784	32,166
Gross realized losses	(6,239)	—	(7,176)	(7,354)
Related federal and state income tax expense	1,460	7,967	3,349	9,652

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Investment:
Carrying value	$97,286	$117,346	$156,852
Fair value	100,644	121,647	162,391

Available for sale:
Amortized cost	5,078,098	4,070,250	3,552,776
Fair value	5,103,507	4,186,390	3,686,838

The secured parties do not have the right to sell or re-pledge these securities. At December 31, 2012, municipal trading securities with a fair value of $13 million were pledged as collateral on a line of credit for the trading activities of BOSC, Inc. Under the terms of the credit agreement, the creditor has the right to sell or repledge the collateral. There were no securities pledged under this line of credit at June 30, 2013 or June 30, 2012.

Temporarily Impaired Securities as of June 30, 2013
(in thousands):

	Number of Securities	Less Than 12 Months				12 Months or Longer				Total
		Fair Value		Unrealized Loss		Fair Value		Unrealized Loss		Fair Value		Unrealized Loss
Investment:
Municipal and other tax-exempt	149	$271,897		$5,816		$—		$—		$271,897		$5,816
U.S. Agency residential mortgage-backed securities – Other	—	—		—		—		—		—		—
Other debt securities	14	841		60		—		—		841		60
Total investment	163	$272,738		$5,876		$—		$—		$272,738		$5,876

Available for sale:
U.S. Treasury	1	$1,060		$1		$—		$—		$1,060		$1
Municipal and other tax-exempt[1]	86	$66,168		$2,524		$—		$—		$66,168		$2,524
Residential mortgage-backed securities:
U. S. agencies:
FNMA	72	2,196,603		39,481		—		—		2,196,603		39,481
FHLMC	38	1,202,545		12,604		—		—		1,202,545		12,604
GNMA	13	197,149		2,728		—		—		197,149		2,728
Total U.S. agencies	123	3,596,297		54,813		—		—		3,596,297		54,813
Private issue[1]:
Alt-A loans	10	51,681		1,236		3,379		437		55,060		1,673
Jumbo-A loans	2	17,615		296		12,298		275		29,913		571
Total private issue	12	69,296		1,532		15,677		712		84,973		2,244
Total residential mortgage-backed securities	135	3,665,593		56,345		15,677		712		3,681,270		57,057
Commercial mortgage-backed securities guaranteed by U.S. government agencies	113	1,730,306		38,985		—		—		1,730,306		38,985
Other debt securities	4	5,193		207		—		—		5,193		207
Perpetual preferred stocks	1	4,973		28		—		—		4,973		28
Equity securities and mutual funds	7	3,558		205		—		—		3,558		205
Total available for sale	347	$5,476,851	$—	$98,295	$—	$15,677	$—	$712	$—	$5,492,528	$—	$99,007
1Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	21	$11,731	$654	$—	$—	$11,731	$654
Alt-A loans	10	51,681	1,236	3,379	437	55,060	1,673
Jumbo-A loans	2	17,615	296	—	—	17,615	296

Temporarily Impaired Securities as of December 31, 2012
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt	53	$92,768	$483	$—	$—	$92,768	$483
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	14	881	20	—	—	881	20
Total investment	67	$93,649	$503	$—	$—	$93,649	$503

Available for sale:
Municipal and other tax-exempt	38	$6,150	$11	$26,108	$153	$32,258	$164
Residential mortgage-backed securities:
U. S. agencies:
FNMA	12	161,828	1,161	—	—	161,828	1,161
FHLMC	—	—	—	—	—	—	—
GNMA	—	—	—	—	—	—	—
Total U.S. agencies	12	161,828	1,161	—	—	161,828	1,161
Private issue[1]:
Alt-A loans	12	—	—	87,907	2,580	87,907	2,580
Jumbo-A loans	11	—	—	43,252	1,737	43,252	1,737
Total private issue	23	—	—	131,159	4,317	131,159	4,317
Total residential mortgage-backed securities	35	161,828	1,161	131,159	4,317	292,987	5,478
Commercial mortgage-backed securities guaranteed by U.S. government agencies	8	275,065	677	—	—	275,065	677
Other debt securities	3	4,899	—	—	—	4,899	—
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	22	202	1	2,161	277	2,363	278
Total available for sale	106	$448,144	$1,850	$159,428	$4,747	$607,572	$6,597

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	12	$—	$—	$87,907	$2,580	$87,907	$2,580
Jumbo-A loans	10	—	—	29,128	1,602	29,128	1,602

Temporarily Impaired Securities as of June 30, 2012
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt	6	$9,321	$25	$—	$—	$9,321	$25
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—	—
Total investment	6	$9,321	$25	$—	$—	$9,321	$25

Available for sale:
Municipal and other tax-exempt[1]	66	$21,950	$640	$27,864	$140	$49,814	$780
Residential mortgage-backed securities:
U. S. agencies:
FNMA	13	528,649	785	—	—	528,649	785
FHLMC	10	438,190	1,742	—	—	438,190	1,742
GNMA	2	74,789	70	—	—	74,789	70
Total U.S. agencies	25	1,041,628	2,597	—	—	1,041,628	2,597
Private issue[1]:
Alt-A loans	16	—	—	118,414	15,852	118,414	15,852
Jumbo-A loans	27	—	—	174,234	21,188	174,234	21,188
Total private issue	43	—	—	292,648	37,040	292,648	37,040
Total residential mortgage-backed securities	68	1,041,628	2,597	292,648	37,040	1,334,276	39,637
Other debt securities	2	—	—	988	12	988	12
Perpetual preferred stocks	5	10,717	552	—	—	10,717	552
Equity securities and mutual funds	12	2,579	330	—	—	2,579	330
Total available for sale	153	$1,076,874	$4,119	$321,500	$37,192	$1,398,374	$41,311

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	21	12,804	593	—	—	12,804	593
Alt-A loans	16	—	—	118,414	15,852	118,414	15,852
Jumbo-A loans	27	—	—	162,754	20,245	162,754	20,245

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of June 30, 2013, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at June 30, 2013.

At June 30, 2013, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$271,541	$266,827	$24,565	$24,834	$—	$—	$79,211	$80,029	$375,317	$371,690
Mortgage-backed securities -- other	64,172	66,796	—	—	—	—	—	—	—	—	64,172	66,796
Other debt securities	—	—	167,463	178,378	600	600	—	—	8,238	8,241	176,301	187,219
Total investment securities	$64,172	$66,796	$439,004	$445,205	$25,165	$25,434	$—	$—	$87,449	$88,270	$615,790	$625,705

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,061	$1,060	$—	$—	$—	$—	$—	$—	$—	$—	$1,061	$1,060
Municipal and other tax-exempt	—	—	60,895	61,295	22,695	22,077	12,384	11,731	—	—	95,974	95,103
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,648,337	4,687,141	—	—	—	—	—	—	—	—	4,648,337	4,687,141
FHLMC	2,695,506	2,715,896	—	—	—	—	—	—	—	—	2,695,506	2,715,896
GNMA	916,646	925,081	—	—	—	—	—	—	—	—	916,646	925,081
Other	42,563	44,677	—	—	—	—	—	—	—	—	42,563	44,677
Total U.S. government agencies	8,303,052	8,372,795	—	—	—	—	—	—	—	—	8,303,052	8,372,795
Private issue:
Alt-A loans	—	—	—	—	—	—	113,804	115,036	—	—	113,804	115,036
Jumbo-A loans	—	—	—	—	—	—	178,581	182,139	—	—	178,581	182,139
Total private issue	—	—	—	—	—	—	292,385	297,175	—	—	292,385	297,175
Total residential mortgage-backed securities	8,303,052	8,372,795	—	—	—	—	292,385	297,175	—	—	8,595,437	8,669,970
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,885,585	1,846,943	—	—	—	—	—	—	—	—	1,885,585	1,846,943
Other debt securities	—	—	5,400	5,193	30,222	30,701	—	—	—	—	35,622	35,894
Perpetual preferred stock	—	—	—	—	22,172	25,583	—	—	—	—	22,172	25,583
Equity securities and mutual funds	—	—	—	—	—	—	—	—	19,990	23,521	19,990	23,521
Total available for sale securities	$10,189,698	$10,220,798	$66,295	$66,488	$75,089	$78,361	$304,769	$308,906	$19,990	$23,521	$10,655,841	$10,698,074

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At June 30, 2013, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade. The gross unrealized loss on these securities totaled $2.2 million. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

	June 30, 2013	December 31, 2012	6/30/2012

Unemployment rate	Increasing to 8% over the next 12 months and remain at 8% thereafter	Increasing to 8.5% over the next 12 months, dropping to 8% over the following 21 months and holding at 8% thereafter.	Increasing to 9.5% over the next 12 months, dropping to 8% over the following 21 months and holding at 8% thereafter.
Housing price appreciation/depreciation
Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 5% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.

Starting with current depreciated housing prices based on information derived from the FHFA[1], depreciating 2% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.
Starting with current depreciated housing prices based on information derived from the FHFA[1], depreciating 6% over the next 12 months and then appreciating at 2% per year thereafter.
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

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $552 thousand of additional credit loss impairments in earnings during the three months ended June 30, 2013.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				June 30, 2013		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	16	$113,804	$115,036	1	$552	16	$48,986
Jumbo-A	33	178,581	182,139	—	—	31	23,452
Total	49	$292,385	$297,175	1	$552	47	$72,438

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at June 30, 2013.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$75,475	$72,057	$75,228	$76,131
Additions for credit-related OTTI not previously recognized	552	135	552	248
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	—	723	247	4,332
Sales	—	—	—	(7,796)
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$76,027	$72,915	$76,027	$72,915

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

The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	June 30, 2013		December 31, 2012		June 30, 2012
	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain
U.S. agency residential mortgage-backed securities	$203,816	$(8,048)	$257,040	$3,314	$299,467	$8,373
Corporate debt securities	—	—	26,486	1,409	25,710	621
Other securities	1,940	(8)	770	47	—	—
Total	$205,756	$(8,056)	$284,296	$4,770	$325,177	$8,994

(3) Derivatives

Derivative instruments may be used by the Company as part of its interest rate risk management programs or may be offered to customers. All derivative instruments are carried at fair value and changes in fair value are reported in earnings as they occur. Credit risk is also considered in determining fair value.

When bilateral netting agreements or similar arrangements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by derivative contract type by counterparty basis.

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contacts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of June 30, 2013, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $29 million.

None of these derivative contracts have been designated as hedging instruments.

Customer Risk Management Programs

BOK Financial offers programs to permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, and foreign exchange rates, or to take positions in derivative contracts. Customers may also manage interest rate risk through interest rate swaps used by borrowers to modify interest rate terms of their loans or to-be-announced securities used by mortgage banking customers to hedge their loan production. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize its risk of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in other operating revenue – brokerage and trading revenue in the Consolidated Statements of Earnings.

Interest Rate Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed-rate liabilities to floating-rate based on LIBOR. As of June 30, 2013, BOK Financial had interest rate swaps with a notional value of $47 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

As discussed in Note 5, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 5 for additional discussion of notional, fair value and impact on earnings of these contracts. Forward sales contracts are not considered swaps under the Commodity and Futures Trading Commission final rules.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2013 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,351,395	$545,290	$(268,087)	$277,203	$—	$277,203
Interest rate swaps	1,381,836	51,745	—	51,745	—	51,745
Energy contracts	1,501,959	65,414	(35,376)	30,038	(2,537)	27,501
Agricultural contracts	207,439	5,871	(4,658)	1,213	—	1,213
Foreign exchange contracts	177,643	177,643	—	177,643	—	177,643
Equity option contracts	211,595	13,469	—	13,469	(2,568)	10,901
Total customer risk management programs	19,831,867	859,432	(308,121)	551,311	(5,105)	546,206
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$19,831,867	$859,432	$(308,121)	$551,311	$(5,105)	$546,206

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,439,531	$540,540	$(268,087)	$272,453	$—	$272,453
Interest rate swaps	1,381,836	52,095	—	52,095	(19,381)	32,714
Energy contracts	1,441,957	63,515	(35,376)	28,139	(5,865)	22,274
Agricultural contracts	207,329	5,824	(4,658)	1,166	—	1,166
Foreign exchange contracts	177,187	177,187	—	177,187	—	177,187
Equity option contracts	211,595	13,469	—	13,469	—	13,469
Total customer risk management programs	19,859,435	852,630	(308,121)	544,509	(25,246)	519,263
Interest rate risk management programs	47,000	2,728	—	2,728	—	2,728
Total derivative contracts	$19,906,435	$855,358	$(308,121)	$547,237	$(25,246)	$521,991

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2012 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$13,724,514	$144,158	$(39,377)	$104,781	$—	$104,781
Interest rate swaps	1,271,138	77,121	—	77,121	—	77,121
Energy contracts	1,667,819	150,754	(75,129)	75,625	(50,622)	25,003
Agricultural contracts	140,722	4,655	(3,530)	1,125	—	1,125
Foreign exchange contracts	136,815	136,815	—	136,815	—	136,815
Equity option contracts	218,149	13,726	—	13,726	—	13,726
Total customer risk management programs	17,159,157	527,229	(118,036)	409,193	(50,622)	358,571
Interest rate risk management programs	66,000	7,633	—	7,633	—	7,633
Total derivative contracts	$17,225,157	$534,862	$(118,036)	$416,826	$(50,622)	$366,204

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$13,579,184	$140,873	$(39,377)	$101,496	$—	$101,496
Interest rate swaps	1,271,138	77,671	—	77,671	(29,090)	48,581
Energy contracts	1,653,592	156,690	(75,129)	81,561	(13,246)	68,315
Agricultural contracts	140,255	4,604	(3,530)	1,074	(223)	851
Foreign exchange contracts	136,483	136,483	—	136,483	—	136,483
Equity option contracts	218,149	13,726	—	13,726	—	13,726
Total customer risk management programs	16,998,801	530,047	(118,036)	412,011	(42,559)	369,452
Interest rate risk management programs	25,000	601	—	601	—	601
Total derivative contracts	$17,023,801	$530,648	$(118,036)	$412,612	$(42,559)	$370,053

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	June 30, 2013		June 30, 2012
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$1,716	$—	$186	$—
Interest rate swaps	768	—	1,231	—
Energy contracts	2,436	—	2,588	—
Agricultural contracts	77	—	92	—
Foreign exchange contracts	172	—	125	—
Equity option contracts	—	—	—	—
Total customer risk management programs	5,169	—	4,222	—
Interest Rate Risk Management Programs	—	(2,527)	—	2,345
Total Derivative Contracts	$5,169	$(2,527)	$4,222	$2,345

	Six Months Ended
	June 30, 2013		June 30, 2012
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$1,701	$—	$1,307	$—
Interest rate swaps	1,535	—	2,144	—
Energy contracts	4,219	—	4,898	—
Agricultural contracts	185	—	183	—
Foreign exchange contracts	360	—	331	—
Equity option contracts	—	—	—	—
Total customer risk management programs	8,000	—	8,863	—
Interest Rate Risk Management Programs	—	(3,468)	—	(128)
Total Derivative Contracts	$8,000	$(3,468)	$8,863	$(128)

Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the six months ended June 30, 2013 and 2012, respectively.

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

All loans are charged off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower or when the required cash flow is reduced in a TDR. The charge-off amount is determined through a quarterly evaluation of available cash resources and collateral value and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans that are past due between 60 and 180 days, based on the loan product type, are charged off. Loans to borrowers whose personal obligation has been discharged through Chapter 7 bankruptcy proceedings are charged off within 60 days of notice of the bankruptcy filing, regardless of payment status.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2013				December 31, 2012
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$4,265,136	$3,422,115	$20,869	$7,708,120	$4,158,548	$3,458,897	$24,467	$7,641,912
Commercial real estate	855,806	1,402,597	58,693	2,317,096	845,023	1,323,350	60,626	2,228,999
Residential mortgage	1,768,607	230,644	40,534	2,039,785	1,747,038	251,394	46,608	2,045,040
Consumer	142,737	231,007	2,037	375,781	175,412	217,384	2,709	395,505
Total	$7,032,286	$5,286,363	$122,133	$12,440,782	$6,926,021	$5,251,025	$134,410	$12,311,456
Accruing loans past due (90 days)[1]				$2,460				$3,925

	June 30, 2012
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,571,513	$3,429,493	$34,529	$7,035,535
Commercial real estate	882,100	1,187,416	80,214	2,149,730
Residential mortgage	1,708,164	271,994	22,727	2,002,885
Consumer	198,305	182,964	7,012	388,281
Total	$6,360,082	$5,071,867	$144,482	$11,576,431
Accruing loans past due (90 days)[1]				$691

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At June 30, 2013, $5.3 billion or 42% of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market and $4.0 billion or 32% of our total loan portfolio is to businesses and individuals attributed to the Texas market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At June 30, 2013, commercial loans attributed to the Oklahoma market totaled $3.0 billion or 39% of the commercial loan portfolio segment and commercial loans attributed to the Texas market totaled $2.8 billion or 37% of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.4 billion or 19% of total loans at June 30, 2013, including $2.1 billion of outstanding loans to energy producers. Approximately 59% of committed production loans are secured by properties primarily producing oil and 41% are secured by properties producing natural gas. The services loan class totaled $2.2 billion at June 30, 2013. Approximately $1.1 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include community foundations, gaming, public finance, insurance and educational.

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

At June 30, 2013, 35% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 25% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At June 30, 2013, residential mortgage loans included $157 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $787 million at June 30, 2013. Approximately, 70% of the home equity loan portfolio is comprised of first lien loans and 30% of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 76% to amortizing term loans and 24% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2013, outstanding commitments totaled $7.0 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2013, outstanding standby letters of credit totaled $454 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At June 30, 2013, outstanding commercial letters of credit totaled $11 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and six months ended June 30, 2013.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended June 30, 2013 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$66,419	$48,528	$40,222	$7,984	$42,812	$205,965
Provision for loan losses	223	(1,118)	597	162	(363)	(499)
Loans charged off	(4,538)	(450)	(2,057)	(1,507)	—	(8,552)
Recoveries	1,940	2,727	444	1,099	—	6,210
Ending balance	$64,044	$49,687	$39,206	$7,738	$42,449	$203,124
Allowance for off-balance sheet credit losses:
Beginning balance	$405	$618	$72	$10	$—	$1,105
Provision for off-balance sheet credit losses	(3)	560	(66)	8	—	499
Ending balance	$402	$1,178	$6	$18	$—	$1,604

Total provision for credit losses	$220	$(558)	$531	$170	$(363)	$—

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the six months ended June 30, 2013 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$65,280	$54,884	$41,703	$9,453	$44,187	$215,507
Provision for loan losses	(1,733)	(3,798)	323	(743)	(1,738)	(7,689)
Loans charged off	(4,836)	(5,250)	(3,836)	(3,539)	—	(17,461)
Recoveries	5,333	3,851	1,016	2,567	—	12,767
Ending balance	$64,044	$49,687	$39,206	$7,738	$42,449	$203,124
Allowance for off-balance sheet credit losses:
Beginning balance	$475	$1,353	$78	$9	$—	$1,915
Provision for off-balance sheet credit losses	(73)	(175)	(72)	9	—	(311)
Ending balance	$402	$1,178	$6	$18	$—	$1,604

Total provision for credit losses	$(1,806)	$(3,973)	$251	$(734)	$(1,738)	$(8,000)

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2013 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,687,251	$63,492	$20,869	$552	$7,708,120	$64,044
Commercial real estate	2,258,403	48,493	58,693	1,194	2,317,096	49,687
Residential mortgage	1,999,334	39,028	40,451	178	2,039,785	39,206
Consumer	373,744	7,618	2,037	120	375,781	7,738
Total	12,318,732	158,631	122,050	2,044	12,440,782	160,675

Nonspecific allowance	—	—	—	—	—	42,449

Total	$12,318,732	$158,631	$122,050	$2,044	$12,440,782	$203,124

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2012 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,001,006	$83,199	$34,529	$278	$7,035,535	$83,477
Commercial real estate	2,069,516	54,526	80,214	1,280	2,149,730	55,806
Residential mortgage	1,980,158	42,453	22,727	235	2,002,885	42,688
Consumer	381,268	8,798	7,013	42	388,281	8,840
Total	11,431,948	188,976	144,483	1,835	11,576,431	190,811

Nonspecific allowance	—	—	—	—	—	40,858

Total	$11,431,948	$188,976	$144,483	$1,835	$11,576,431	$231,669

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at June 30, 2013 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,689,954	$62,830	$18,166	$1,214	$7,708,120	$64,044
Commercial real estate	2,317,096	49,687	—	—	2,317,096	49,687
Residential mortgage	230,359	3,753	1,809,426	35,453	2,039,785	39,206
Consumer	243,384	2,316	132,397	5,422	375,781	7,738
Total	10,480,793	118,586	1,959,989	42,089	12,440,782	160,675

Nonspecific allowance	—	—	—	—	—	42,449

Total	$10,480,793	$118,586	$1,959,989	$42,089	$12,440,782	$203,124

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at June 30, 2012 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,017,925	$82,357	$17,610	$1,120	$7,035,535	$83,477
Commercial real estate	2,149,724	55,806	6	—	2,149,730	55,806
Residential mortgage	286,499	6,987	1,716,386	35,701	2,002,885	42,688
Consumer	196,735	1,895	191,546	6,945	388,281	8,840
Total	9,650,883	147,045	1,925,548	43,766	11,576,431	190,811

Nonspecific allowance	—	—	—	—	—	40,858

Total	$9,650,883	$147,045	$1,925,548	$43,766	$11,576,431	$231,669

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

The following table summarizes the Company’s loan portfolio at June 30, 2013 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,378,187	$4,282	$2,277	$—	$—	$2,384,746
Services	2,170,695	26,110	7,448	—	—	2,204,253
Wholesale/retail	1,167,215	1,628	6,700	—	—	1,175,543
Manufacturing	381,729	3,528	876	—	—	386,133
Healthcare	1,116,089	51	2,670	—	—	1,118,810
Integrated food services	158,674	4,877	—	—	—	163,551
Other commercial and industrial	251,563	4,518	837	18,105	61	275,084
Total commercial	7,624,152	44,994	20,808	18,105	61	7,708,120

Commercial real estate:
Construction and land development	184,216	20,303	21,135	—	—	225,654
Retail	540,872	4,134	8,406	—	—	553,412
Office	450,790	940	7,828	—	—	459,558
Multifamily	491,864	2,141	6,447	—	—	500,452
Industrial	253,732	258	—	—	—	253,990
Other commercial real estate	296,864	12,289	14,877	—	—	324,030
Total commercial real estate	2,218,338	40,065	58,693	—	—	2,317,096

Residential mortgage:
Permanent mortgage	219,222	4,789	6,348	839,113	26,399	1,095,871
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	156,804	83	156,887
Home equity	—	—	—	779,323	7,704	787,027
Total residential mortgage	219,222	4,789	6,348	1,775,240	34,186	2,039,785

Consumer:
Indirect automobile	—	—	—	15,367	1,188	16,555
Other consumer	242,059	930	395	115,388	454	359,226
Total consumer	242,059	930	395	130,755	1,642	375,781

Total	$10,303,771	$90,778	$86,244	$1,924,100	$35,889	$12,440,782

The following table summarizes the Company’s loan portfolio at December 31, 2012 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,448,954	$9,245	$2,460	$—	$—	$2,460,659
Services	2,119,734	32,362	12,090	—	—	2,164,186
Wholesale/retail	1,093,413	9,949	3,077	—	—	1,106,439
Manufacturing	337,132	9,345	2,007	—	—	348,484
Healthcare	1,077,773	467	3,166	—	—	1,081,406
Integrated food services	190,422	—	684	—	—	191,106
Other commercial and industrial	266,329	4,914	919	17,406	64	289,632
Total commercial	7,533,757	66,282	24,403	17,406	64	7,641,912

Commercial real estate:
Construction and land development	204,010	22,952	26,131	—	—	253,093
Retail	508,342	6,327	8,117	—	—	522,786
Office	405,763	15,280	6,829	—	—	427,872
Multifamily	393,566	6,624	2,706	—	—	402,896
Industrial	241,761	265	3,968	—	—	245,994
Other commercial real estate	351,663	11,820	12,875	—	—	376,358
Total commercial real estate	2,105,105	63,268	60,626	—	—	2,228,999

Residential mortgage:
Permanent mortgage	242,823	10,271	12,409	831,008	27,454	1,123,965
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	159,955	489	160,444
Home equity	—	—	—	754,375	6,256	760,631
Total residential mortgage	242,823	10,271	12,409	1,745,338	34,199	2,045,040

Consumer:
Indirect automobile	—	—	—	33,157	1,578	34,735
Other consumer	229,570	1,091	715	128,978	416	360,770
Total consumer	229,570	1,091	715	162,135	1,994	395,505

Total	$10,111,255	$140,912	$98,153	$1,924,879	$36,257	$12,311,456

The following table summarizes the Company’s loan portfolio at June 30, 2012 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,254,806	$10,959	$3,087	$—	$—	$2,268,852
Services	1,937,953	40,254	10,123	—	—	1,988,330
Wholesale/retail	930,912	11,597	4,175	—	—	946,684
Manufacturing	325,024	9,832	12,230	—	—	347,086
Healthcare	979,985	1,045	3,310	—	—	984,340
Integrated food services	205,573	696	—	—	—	206,269
Other commercial and industrial	274,535	325	1,504	17,510	100	293,974
Total commercial	6,908,788	74,708	34,429	17,510	100	7,035,535

Commercial real estate:
Construction and land development	219,301	26,746	46,050	—	—	292,097
Retail	489,948	8,290	7,908	—	—	506,146
Office	372,398	12,352	10,589	—	—	395,339
Multifamily	348,520	6,677	3,219	—	—	358,416
Industrial	228,452	273	—	—	—	228,725
Other commercial real estate	342,634	13,925	12,442	—	6	369,007
Total commercial real estate	2,001,253	68,263	80,208	—	6	2,149,730

Residential mortgage:
Permanent mortgage	265,891	13,398	7,210	847,414	10,926	1,144,839
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	162,240	—	162,240
Home equity	—	—	—	691,215	4,591	695,806
Total residential mortgage	265,891	13,398	7,210	1,700,869	15,517	2,002,885

Consumer:
Indirect automobile	—	—	—	60,681	2,257	62,938
Other consumer	189,212	3,053	4,470	128,323	285	325,343
Total consumer	189,212	3,053	4,470	189,004	2,542	388,281

Total	$9,365,144	$159,422	$126,317	$1,907,383	$18,165	$11,576,431

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the		For the
	June 30, 2013					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2013		June 30, 2013
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$2,277	$2,277	$2,277	$—	$—	$2,327	$—	$2,369	$—
Services	9,631	7,448	6,283	1,165	493	8,461	—	9,769	—
Wholesale/retail	10,916	6,700	6,656	44	11	4,470	—	4,889	—
Manufacturing	1,168	876	876	—	—	1,362	—	1,442	—
Healthcare	3,357	2,670	2,622	48	48	2,816	—	2,918	—
Integrated food services	—	—	—	—	—	—	—	342	—
Other commercial and industrial	8,398	898	898	—	—	930	—	941	—
Total commercial	35,747	20,869	19,612	1,257	552	20,366	—	22,670	—

Commercial real estate:
Construction and land development	24,752	21,135	20,841	294	102	22,299	—	23,633	—
Retail	9,827	8,406	8,406	—	—	8,664	—	8,262	—
Office	9,245	7,828	7,820	8	8	10,340	—	7,329	—
Multifamily	6,447	6,447	4,415	2,032	196	5,474	—	4,577	—
Industrial	—	—	—	—	—	1,099	—	1,984	—
Other real estate loans	17,196	14,877	13,113	1,764	888	14,060	—	13,876	—
Total commercial real estate	67,467	58,693	54,595	4,098	1,194	61,936	—	59,661	—

Residential mortgage:
Permanent mortgage	42,983	32,747	32,495	252	178	35,450	285	36,304	603
Permanent mortgage guaranteed by U.S. government agencies[1]	165,431	156,887	156,887	—	—	158,038	1,628	162,256	3,408
Home equity	7,704	7,704	7,704	—	—	7,382	—	6,980	—
Total residential mortgage	216,118	197,338	197,086	252	178	200,870	1,913	205,540	4,011

Consumer:
Indirect automobile	1,188	1,188	1,188	—	—	1,254	—	1,383	—
Other consumer	915	849	729	120	120	851	—	990	—
Total consumer	2,103	2,037	1,917	120	120	2,105	—	2,373	—

Total	$321,435	$278,937	$273,210	$5,727	$2,044	$285,277	$1,913	$290,244	$4,011

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At June 30, 2013, $83 thousand of these loans were nonaccruing and $157 million were accruing based on the guarantee by U.S. government agencies.

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

A summary of impaired loans at June 30, 2012 follows (in thousands):

	As of					For the		For the
	As of June 30, 2012					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2012		June 30, 2012
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$3,297	$3,087	$3,087	$—	$—	$1,712	$—	$1,712	$—
Services	18,858	10,123	9,996	127	127	11,507	—	13,546	—
Wholesale/retail	5,763	4,175	4,096	79	20	9,782	—	12,678	—
Manufacturing	15,864	12,230	12,230	—	—	17,816	—	17,641	—
Healthcare	4,400	3,310	2,069	1,241	131	5,628	—	4,398	—
Integrated food services	—	—	—	—	—	—	—	—	—
Other commercial and industrial	9,103	1,604	1,604	—	—	1,696	—	1,697	—
Total commercial	57,285	34,529	33,082	1,447	278	48,141	—	51,672	—

Commercial real estate:
Construction and land development	78,447	46,050	45,477	573	155	49,233	—	53,962	—
Retail	9,395	7,908	5,541	2,367	905	7,051	—	7,386	—
Office	13,744	10,589	10,364	225	21	10,661	—	11,023	—
Multifamily	3,333	3,219	3,219	—	—	3,317	—	3,366	—
Industrial	—	—	—	—	—	—	—	—	—
Other real estate loans	14,750	12,448	11,524	924	199	13,084	—	13,967	—
Total commercial real estate	119,669	80,214	76,125	4,089	1,280	83,346	—	89,704	—

Residential mortgage:
Permanent mortgage	26,504	18,136	17,519	617	235	20,479	398	21,751	795
Permanent mortgage guaranteed by U.S. government agencies[1]	166,824	162,240	162,240	—	—	177,537	1,680	185,961	3,359
Home equity	4,591	4,591	4,591	—	—	4,616	—	4,496	—
Total residential mortgage	197,919	184,967	184,350	617	235	202,632	2,078	212,208	4,154

Consumer:
Indirect automobile	2,257	2,257	2,257	—	—	2,433	—	2,226	—
Other consumer	5,342	4,756	4,714	42	42	4,910	—	3,039	—
Total consumer	7,599	7,013	6,971	42	42	7,343	—	5,265	—

Total	$382,472	$306,723	$300,528	$6,195	$1,835	$341,462	$2,078	$358,849	$4,154

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At June 30, 2012, all of these loans were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of June 30, 2013 were as follows (in thousands):

	As of June 30, 2013				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	3,065	710	2,355	228	—	—
Wholesale/retail	1,107	968	139	12	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	821	189	632	—	—	—
Total commercial	4,993	1,867	3,126	240	—	—

Commercial real estate:
Construction and land development	11,734	1,934	9,800	23	54	54
Retail	5,681	1,604	4,077	—	—	627
Office	5,488	1,313	4,175	—	77	77
Multifamily	990	208	782	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	8,746	3,739	5,007	—	—	—
Total commercial real estate	32,639	8,798	23,841	23	131	758

Residential mortgage:
Permanent mortgage	17,639	10,917	6,722	54	8	348
Home equity	3,504	3,264	240	—	69	69
Total residential mortgage	21,143	14,181	6,962	54	77	417

Consumer:
Indirect automobile	986	926	60	—	—	1
Other consumer	556	398	158	78	—	—
Total consumer	1,542	1,324	218	78	—	1

Total nonaccruing TDRs	$60,317	$26,170	$34,147	$395	$208	$1,176

	As of June 30, 2013				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Accruing TDRs:

Residential mortgage:
Permanent mortgage	—	—	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	48,733	12,598	36,135	—	—	—
Total residential mortgage	48,733	12,598	36,135	—	—	—

Total accruing TDRs	48,733	12,598	36,135	—	—	—

Total TDRs	$109,050	$38,768	$70,282	$395	$208	$1,176

A summary of troubled debt restructurings by accruing status as of December 31, 2012 were as follows (in thousands):

	As of
	December 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—
Services	2,492	2,099	393	45
Wholesale/retail	2,290	1,362	928	15
Manufacturing	—	—	—	—
Healthcare	64	64	—	—
Integrated food services	—	—	—	—
Other commercial and industrial	675	—	675	—
Total commercial	5,521	3,525	1,996	60

Commercial real estate:
Construction and land development	14,898	9,989	4,909	76
Retail	6,785	5,735	1,050	—
Office	3,899	1,920	1,979	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	5,017	3,399	1,618	—
Total commercial real estate	30,599	21,043	9,556	76

Residential mortgage:
Permanent mortgage	20,490	12,214	8,276	54
Home equity	—	—	—	—
Total residential mortgage	20,490	12,214	8,276	54

Consumer:
Indirect automobile	532	492	40	—
Other consumer	2,328	2,097	231	83
Total consumer	2,860	2,589	271	83

Total nonaccuring TDRs	$59,470	$39,371	$20,099	$273

	As of
	December 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance

Accruing TDRs:

Residential mortgage:
Permanent mortgage	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	38,515	8,755	29,760	—
Total residential mortgage	38,515	8,755	29,760	—

Total accruing TDRs	38,515	8,755	29,760	—

Total TDRs	$97,985	$48,126	$49,859	$273

A summary of troubled debt restructurings by accruing status as of June 30, 2012 were as follows (in thousands):

	As of June 30, 2012				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	2,700	1,381	1,319	—	—	—
Wholesale/retail	1,612	1,428	184	20	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	77	77	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	779	—	779	—	—	—
Total commercial	5,168	2,886	2,282	20	—	—

Commercial real estate:
Construction and land development	18,217	4,238	13,979	76	769	2,579
Retail	3,618	3,618	—	—	—	—
Office	3,387	2,489	898	—	—	269
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	5,730	1,933	3,797	103	—	2,182
Total commercial real estate	30,952	12,278	18,674	179	769	5,030

Residential mortgage:
Permanent mortgage	6,892	4,327	2,565	54	115	115
Home equity	—	—	—	—	—	—
Total residential mortgage	6,892	4,327	2,565	54	115	115

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	3,502	3,502	—	—	—	—
Total consumer	3,502	3,502	—	—	—	—

Total nonaccruing TDRs	$46,514	$22,993	$23,521	$253	$884	$5,145

	As of June 30, 2012				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Nonaccruing TDRs:

Accruing TDRs:

Residential mortgage:
Permanent mortgage	3,655	2,466	1,189	—	32	112
Permanent mortgages guaranteed by U.S. government agencies	24,760	8,881	15,879	—	—	—
Total residential mortgage	28,415	11,347	17,068	—	32	112

Total accruing TDRs	28,415	11,347	17,068	—	32	112

Total TDRs	$74,929	$34,340	$40,589	$253	$916	$5,257

Troubled debt restructurings generally consist of interest rates concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at June 30, 2013 by class that were restructured during the three and six months ended June 30, 2013 by primary type of concession (in thousands):

	Three Months Ended June 30, 2013
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	1,140	—	1,140	1,140
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	1,140	—	1,140	1,140

Commercial real estate:
Construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	612	—	612	612
Office	—	—	—	—	3,181	—	3,181	3,181
Multifamily	—	—	—	—	990	—	990	990
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	3,931	—	3,931	3,931
Total commercial real estate	—	—	—	—	8,714	—	8,714	8,714

Residential mortgage:
Permanent mortgage	—	—	—	—	—	1,132	1,132	1,132
Permanent mortgage guaranteed by U.S. government agencies	3,087	5,809	8,896	—	—	—	—	8,896
Home equity	—	—	—	—	—	1,798	1,798	1,798
Total residential mortgage	3,087	5,809	8,896	—	—	2,930	2,930	11,826

Consumer:
Indirect automobile	—	—	—	—	—	719	719	719
Other consumer	—	—	—	—	—	58	58	58
Total consumer	—	—	—	—	—	777	777	777

Total	$3,087	$5,809	$8,896	$—	$9,854	$3,707	$13,561	$22,457

	Six Months Ended June 30, 2013
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	1,173	—	1,173	1,173
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	147	—	—	147	147
Total commercial	—	—	—	147	1,173	—	1,320	1,320

Commercial real estate:
Construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	612	—	612	612
Office	—	—	—	—	3,181	—	3,181	3,181
Multifamily	—	—	—	—	990	—	990	990
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	3,931	—	3,931	3,931
Total commercial real estate	—	—	—	—	8,714	—	8,714	8,714

Residential mortgage:
Permanent mortgage	—	—	—	—	27	1,377	1,404	1,404
Permanent mortgage guaranteed by U.S. government agencies	8,694	8,949	17,643	—	—	—	—	17,643
Home equity	—	—	—	—	—	2,108	2,108	2,108
Total residential mortgage	8,694	8,949	17,643	—	27	3,485	3,512	21,155

Consumer:
Indirect automobile	—	—	—	—	—	725	725	725
Other consumer	—	—	—	87	—	98	185	185
Total consumer	—	—	—	87	—	823	910	910

Total	$8,694	$8,949	$17,643	$234	$9,914	$4,308	$14,456	$32,099

Troubled debt restructurings generally consist of interest rates concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during the three and six months ended June 30, 2012 by primary type of concession (in thousands):

Three Months Ended June 30, 2012
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	72	—	—	72	72
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	72	—	—	72	72

Commercial real estate:
Construction and land development	—	—	—	1,203	—	—	1,203	1,203
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	1,203	—	—	1,203	1,203

Residential mortgage:
Permanent mortgage	—	—	—	—	—	23	23	23
Permanent mortgage guaranteed by U.S. government agencies	—	1,350	1,350	—	—	—	—	1,350
Home equity	—	—	—	—	—	—	—	—
Total residential mortgage	—	1,350	1,350	—	—	23	23	1,373

Consumer:
Indirect automobile	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—	—	—

Total	$—	$1,350	$1,350	$1,275	$—	$23	$1,298	$2,648

	Six Months Ended June 30, 2012
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	72	—	—	72	72
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	77	77	77
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	72	—	77	149	149

Commercial real estate:
Construction and land development	—	—	—	1,302	—	—	1,302	1,302
Retail	—	—	—	2,418	—	—	2,418	2,418
Office	—	—	—	1,387	—	—	1,387	1,387
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	1,636	—	1,636	1,636
Total commercial real estate	—	—	—	5,107	1,636	—	6,743	6,743

Residential mortgage:
Permanent mortgage	—	4,136	4,136	—	—	810	810	4,946
Permanent mortgage guaranteed by U.S. government agencies	—	151	151	—	—	—	—	151
Home equity	—	—	—	—	—	—	—	—
Total residential mortgage	—	4,287	4,287	—	—	810	810	5,097

Consumer:
Indirect automobile	—	—	—	—	—	—	—	—
Other consumer	—	—	—	373	—	2,995	3,368	3,368
Total consumer	—	—	—	373	—	2,995	3,368	3,368

Total	$—	$4,287	$4,287	$5,552	$1,636	$3,882	$11,070	$15,357

The following table summarizes, by loan class, the recorded investment at June 30, 2013 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	2,007	2,007	—	2,007	2,007
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	33	33
Total commercial	—	2,007	2,007	—	2,040	2,040

Commercial real estate:
Construction and land development	—	6,889	6,889	—	6,889	6,889
Retail	—	612	612	—	612	612
Office	—	3,181	3,181	—	3,181	3,181
Multifamily	—	782	782	—	990	990
Industrial	—	—	—	—	—	—
Other real estate loans	—	3,398	3,398	—	3,931	3,931
Total commercial real estate	—	14,862	14,862	—	15,603	15,603

Residential mortgage:
Permanent mortgage	—	1,949	1,949	—	1,969	1,969
Permanent mortgage guaranteed by U.S. government agencies	22,784	—	22,784	26,767	—	26,767
Home equity	—	240	240	—	371	371
Total residential mortgage	22,784	2,189	24,973	26,767	2,340	29,107

Consumer:
Indirect automobile	—	61	61	—	98	98
Other consumer	—	24	24	—	24	24
Total consumer	—	85	85	—	122	122

Total	$22,784	$19,143	$41,927	$26,767	$20,105	$46,872

A payment default is defined as being 30 days or more past due. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date.

The following table summarizes, by loan class, the recorded investment at June 30, 2012 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—

Commercial real estate:
Construction and land development	—	1,203	1,203	—	1,203	1,203
Retail	—	—	—	—	2,418	2,418
Office	—	—	—	—	1,387	1,387
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	1,203	1,203	—	5,008	5,008

Residential mortgage:
Permanent mortgage	—	23	23	—	23	23
Permanent mortgage guaranteed by U.S. government agencies	492	—	492	2,096	—	2,096
Home equity	—	—	—	—	—	—
Total residential mortgage	492	23	515	2,096	23	2,119

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total consumer	—	—	—	—	—	—

Total	$492	$1,226	$1,718	$2,096	$5,031	$7,127

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2013 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,382,377	$92	$—	$2,277	$2,384,746
Services	2,192,771	1,769	2,265	7,448	2,204,253
Wholesale/retail	1,168,686	—	157	6,700	1,175,543
Manufacturing	385,257	—	—	876	386,133
Healthcare	1,115,187	953	—	2,670	1,118,810
Integrated food services	163,551	—	—	—	163,551
Other commercial and industrial	274,007	160	19	898	275,084
Total commercial	7,681,836	2,974	2,441	20,869	7,708,120

Commercial real estate:
Construction and land development	204,519	—	—	21,135	225,654
Retail	542,946	2,060	—	8,406	553,412
Office	451,730	—	—	7,828	459,558
Multifamily	492,306	1,699	—	6,447	500,452
Industrial	253,990	—	—	—	253,990
Other real estate loans	308,373	780	—	14,877	324,030
Total commercial real estate	2,253,864	4,539	—	58,693	2,317,096

Residential mortgage:
Permanent mortgage	1,054,435	8,689	—	32,747	1,095,871
Permanent mortgages guaranteed by U.S. government agencies	22,328	17,670	116,806	83	156,887
Home equity	776,872	2,451	—	7,704	787,027
Total residential mortgage	1,853,635	28,810	116,806	40,534	2,039,785

Consumer:
Indirect automobile	14,827	540	—	1,188	16,555
Other consumer	356,416	1,942	19	849	359,226
Total consumer	371,243	2,482	19	2,037	375,781

Total	$12,160,578	$38,805	$119,266	$122,133	$12,440,782

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2012 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,454,928	$3,071	$200	$2,460	$2,460,659
Services	2,150,386	1,710	—	12,090	2,164,186
Wholesale/retail	1,103,307	5	50	3,077	1,106,439
Manufacturing	346,442	35	—	2,007	348,484
Healthcare	1,077,022	1,040	178	3,166	1,081,406
Integrated food services	190,416	6	—	684	191,106
Other commercial and industrial	288,522	127	—	983	289,632
Total commercial	7,611,023	5,994	428	24,467	7,641,912

Commercial real estate:
Construction and land development	226,962	—	—	26,131	253,093
Retail	514,252	349	68	8,117	522,786
Office	417,866	3,177	—	6,829	427,872
Multifamily	400,151	39	—	2,706	402,896
Industrial	242,026	—	—	3,968	245,994
Other real estate loans	358,030	2,092	3,361	12,875	376,358
Total commercial real estate	2,159,287	5,657	3,429	60,626	2,228,999

Residential mortgage:
Permanent mortgage	1,075,687	8,366	49	39,863	1,123,965
Permanent mortgages guaranteed by U.S. government agencies	26,560	13,046	120,349	489	160,444
Home equity	752,100	2,275	—	6,256	760,631
Total residential mortgage	1,854,347	23,687	120,398	46,608	2,045,040

Consumer:
Indirect automobile	31,869	1,273	15	1,578	34,735
Other consumer	358,308	1,327	4	1,131	360,770
Total consumer	390,177	2,600	19	2,709	395,505

Total	$12,014,834	$37,938	$124,274	$134,410	$12,311,456

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2012 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,263,505	$2,260	$—	$3,087	$2,268,852
Services	1,974,465	3,705	37	10,123	1,988,330
Wholesale/retail	940,975	1,534	—	4,175	946,684
Manufacturing	334,856	—	—	12,230	347,086
Healthcare	980,750	180	100	3,310	984,340
Integrated food services	201,366	4,903	—	—	206,269
Other commercial and industrial	291,781	589	—	1,604	293,974
Total commercial	6,987,698	13,171	137	34,529	7,035,535

Commercial real estate:
Construction and land development	245,246	801	—	46,050	292,097
Retail	492,612	5,626	—	7,908	506,146
Office	384,225	525	—	10,589	395,339
Multifamily	354,455	742	—	3,219	358,416
Industrial	228,333	392	—	—	228,725
Other real estate loans	353,231	3,328	—	12,448	369,007
Total commercial real estate	2,058,102	11,414	—	80,214	2,149,730

Residential mortgage:
Permanent mortgage	1,111,078	15,130	495	18,136	1,144,839
Permanent mortgages guaranteed by U.S. government agencies	20,641	14,473	127,126	—	162,240
Home equity	688,960	2,211	44	4,591	695,806
Total residential mortgage	1,820,679	31,814	127,665	22,727	2,002,885

Consumer:
Indirect automobile	58,909	1,771	1	2,257	62,938
Other consumer	319,856	718	14	4,755	325,343
Total consumer	378,765	2,489	15	7,012	388,281

Total	$11,245,244	$58,888	$127,817	$144,482	$11,576,431

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loans commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2013		December 31, 2012		June 30, 2012
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$284,454	$280,962	$269,718	$281,935	$236,160	$247,893
Residential mortgage loan commitments	547,508	(1,709)	356,634	12,733	392,247	15,807
Forward sales contracts	740,752	21,804	598,442	(906)	605,856	(4,526)
		$301,057		$293,762		$259,174

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2013, December 31, 2012 or June 30, 2012. No credit losses were recognized on residential mortgage loans held for sale for the six month periods ended June 30, 2013 and 2012.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Originating and marketing revenue:
Residential mortgages loan held for sale	$17,763	$27,706	$47,998	$44,798
Residential mortgage loan commitments	(15,052)	6,900	(14,442)	9,210
Forward sales contracts	23,645	(4,917)	22,710	(1,238)
Total originating and marketing revenue	26,356	29,689	56,266	52,770
Servicing revenue	10,240	9,859	20,306	19,856
Total mortgage banking revenue	$36,596	$39,548	$76,572	$72,626

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Number of residential mortgage loans serviced for others	101,498	98,246	96,772
Outstanding principal balance of residential mortgage loans serviced for others	$12,741,651	$11,981,624	$11,564,643
Weighted average interest rate	4.47%	4.71%	4.99%
Remaining term (in months)	291	289	289

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2013 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Mar. 31, 2013	$13,203	$96,637	$109,840
Additions, net	—	14,499	14,499
Change in fair value due to loan runoff	(940)	(4,825)	(5,765)
Change in fair value due to market changes	3,319	10,996	14,315
Balance, June 30, 2013	$15,582	$117,307	$132,889

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2013 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2012	$12,976	$87,836	$100,812
Additions, net	—	25,932	25,932
Change in fair value due to loan runoff	(1,811)	(9,017)	(10,828)
Change in fair value due to market changes	4,417	12,556	16,973
Balance, June 30, 2013	$15,582	$117,307	$132,889
Activity in capitalized mortgage servicing rights during the three months ended June 30, 2012 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Mar. 31, 2012	$21,204	$76,934	$98,138
Additions, net	—	9,275	9,275
Change in fair value due to loan runoff	(950)	(3,230)	(4,180)
Change in fair value due to market changes	(3,893)	(7,557)	(11,450)
Balance, June 30, 2012	$16,361	$75,422	$91,783

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2012 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2011	$18,903	$67,880	$86,783
Additions, net	—	17,647	17,647
Change in fair value due to loan runoff	(1,960)	(6,364)	(8,324)
Change in fair value due to market changes	(582)	(3,741)	(4,323)
Balance, June 30, 2012	$16,361	$75,422	$91,783

Changes in the fair value of mortgage servicing rights are included in Other operating expense in the Consolidated Statements of Earnings. Changes in fair value due to loan runoff are included in Mortgage banking costs. Changes in fair value due to market changes are reported separately. Changes in fair value due to market changes during the period relate to assets held at the reporting date.

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable input were as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
Discount rate – risk-free rate plus a market premium	10.25%	10.29%	10.33%
Prepayment rate – based upon loan interest rate, original term and loan type	7.00% - 32.30%	8.38% - 43.94%	11.44% - 53.10%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$58 - $105	$55 - $105	$55 - $105
Delinquent loans	$135 - $500	$135 - $500	$135 - $500
Loans in foreclosure	$875 - $4,250	$875 - $4,250	$875 - $3,750
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.56%	0.87%	1.28%

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at June 30, 2013 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$57,807	$41,673	$26,815	$6,594	$132,889
Outstanding principal of loans serviced for others	$5,075,651	$3,739,420	$2,551,306	$1,375,274	$12,741,651
Weighted average prepayment rate[1]	7.00%	8.51%	12.70%	32.30%	11.31%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At June 30, 2013, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $207 thousand. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $586 thousand. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at June 30, 2013 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$4,496,062	$41,399	$9,992	$36,381	$4,583,834
FNMA	3,409,245	24,891	5,136	16,941	3,456,213
GNMA	4,245,789	143,568	31,781	13,973	4,435,111
Other	258,397	2,103	620	5,373	266,493
Total	$12,409,493	$211,961	$47,529	$72,668	$12,741,651

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $212 million at June 30, 2013, $227 million at December 31, 2012 and $241 million at June 30, 2012. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $10 million at June 30, 2013, $11 million at December 31, 2012 and $18 million at June 30, 2012. At June 30, 2013, approximately 6% of the loans sold with recourse with an outstanding principal balance of $12 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 6% with an outstanding balance of $13 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	$10,075	$18,651	$11,359	$18,683
Provision for recourse losses	430	768	(331)	2,440
Loans charged off, net	(840)	(1,587)	(1,363)	(3,291)
Ending balance	$9,665	$17,832	$9,665	$17,832

The Company also has an off-balance sheet obligation to repurchase or provide indemnification for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements.The Company has established an accrual for credit losses related to potential loan repurchases under representations and warranties that is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings. The level of repurchases and indemnifications related to standard representations and warranties has remained low. The Company repurchased 4 loans from the agencies for $575 thousand during the second quarter of 2013 and recognized $68 thousand of related losses. There were no indemnification on loans paid during second quarter of 2013.

A summary of unresolved deficiency requests from the agencies and related accrual for credit losses follows (in thousands):

	June 30, 2013	December 31, 2012
Number of unresolved deficiency requests	464	389
Aggregate outstanding principal balance subject to unresolved deficiency requests	$55,517	$44,831
Unpaid principal balance subject to indemnification by the Company	1,774	1,233
Accrual for credit losses related to potential loan repurchases under representations and warranties	6,181	5,291
(6) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension expense of $500 thousand and $965 thousand for the three months ended June 30, 2013 and 2012, respectively and $1.0 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively. The Company made no Pension Plan contributions during the three and six months ended June 30, 2013 and 2012.

Management has been advised that the maximum allowable contribution for 2013 is $23 million. No minimum contribution is required for 2013.

(7)  Commitments and Contingent Liabilities

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $7.0 million at June 30, 2013. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act limits both the amount and structure of these types of investments. As a result, the Company's private equity activity might be curtailed.

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

The Company also has interests in various unrelated alternative investments generally consisting of unconsolidated limited partnership interests in or loans to entities for which investment return is primarily in the form of tax credits or that invest in distressed real estate loans and properties, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments and the Company's maximum exposure to loss is restricted to its investment balance. The Company's obligation to fund alternative investments is included in Other liabilities in the Consolidated Balance Sheets.

A summary of consolidated and unconsolidated alternative investments as of June 30, 2013, December 31, 2012 and June 30, 2012 is as follows (in thousands):

	June 30, 2013
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$28,379	$—	$—	$23,418
Tax credit entities	10,000	13,706	—	10,964	10,000
Other	—	8,483	—	—	1,827
Total consolidated	$10,000	$50,568	$—	$10,964	$35,245

Unconsolidated:
Tax credit entities	$26,851	$86,327	$37,864	$—	$—
Other	—	9,371	1,775	—	—
Total unconsolidated	$26,851	$95,698	$39,639	$—	$—

	December 31, 2012
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$28,169	$—	$—	$23,691
Tax credit entities	10,000	13,965	—	10,964	10,000
Other	—	8,952	—	—	2,130
Total consolidated	$10,000	$51,086	$—	$10,964	$35,821

Unconsolidated:
Tax credit entities	$22,354	$78,109	$43,052	$—	$—
Other	—	9,113	1,802	—	—
Total unconsolidated	$22,354	$87,222	$44,854	$—	$—

	June 30, 2012
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$31,492	$—	$—	$26,648
Tax credit entities	10,000	14,224	—	10,964	10,000
Other	—	7,031	—	—	139
Total consolidated	$10,000	$52,747	$—	$10,964	$36,787

Unconsolidated:
Tax credit entities	$13,626	$71,298	$39,510	$—	$—
Other	—	9,298	1,943	—	—
Total unconsolidated	$13,626	$80,596	$41,453	$—	$—

Other Commitments and Contingencies

At June 30, 2013, Cavanal Hill Funds’ assets included $860 million of U.S. Treasury, $1.0 billion of cash management and $300 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at June 30, 2013. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2013 or 2012.

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

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City of Tulsa as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $12.8 million at June 30, 2013. Current leases expire or are subject to lessee termination options at various dates in 2013 and 2014. Our obligation under the agreement would be affected by lessee decisions to exercise these options. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City of Tulsa through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.

The Company has agreed to purchase approximately $13 million of Oklahoma income tax credits from certain operators of zero emission power facilities from 2013 to 2014. Tax credits are generated based on power sold to unrelated third parties and are transferable for a period of ten years following the year of creation. Tax credits will be sold to qualifying taxpayers as BOK Financial is limited by statute on the amount of credits that may be utilized. Oklahoma statutes were amended in May 2013, so that beginning in the year 2014, transferable credits will no longer be generated by zero emission power facilities. Prior to the amended statute, the Company anticipated credits would be purchased through 2022 under long term contracts with the producers. The agreements contained provisions that they may be terminated in the event of changes in federal law or Oklahoma statutes invalidating the tax credits or their transferability.

(8) Shareholders' Equity

The Company will pay a quarterly cash dividend of $0.38 per common share on or about August 30, 2013 to shareholders of record as of August 16, 2013.

Dividends declared during the three and six months ended June 30, 2013 were $0.38 and $0.76 per share, respectively. Dividends declared during the three and six months ended June 30, 2012 were $0.38 and $0.71 per share, respectively.

Accumulated Other Comprehensive Income (Loss)

AOCI includes unrealized gains and losses on available for sale ("AFS") securities and non-credit related unrealized losses on AFS securities for which an other-than-temporary impairment has been recorded in earnings. AOCI also includes unrealized gains on AFS securities that were transferred from AFS to investment securities in the third quarter of 2011. Such amounts are being amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of premium on the transferred securities. Unrealized losses on employee benefit plans will be reclassified into income as pension plan costs are recognized over the remaining service period of plan participants. Accumulated losses on the interest rate lock hedge of the 2005 subordinated debt issuance are being reclassified into income over the ten-year life of the debt. Gains and losses in AOCI are net of deferred income taxes.

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2011	$135,740	$6,673	$(12,742)	$(692)	$128,979
Net change in unrealized gain (loss)	40,325	—	(291)	—	40,034
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(3,421)	—	—	(3,421)
Interest expense, Subordinated debentures	—	—	—	331	331
Net impairment losses recognized in earnings	4,580	—	—	—	4,580
Gain on available for sale securities, net	(24,812)	—	—	—	(24,812)
Other comprehensive income (loss), before income taxes	20,093	(3,421)	(291)	331	16,712
Income tax benefit (expense)[1]	(7,816)	1,331	113	(129)	(6,501)
Other comprehensive income (loss), net of income taxes	12,277	(2,090)	(178)	202	10,211
Balance, June 30, 2012	$148,017	$4,583	$(12,920)	$(490)	$139,190

Balance, December 31, 2012	$155,553	$3,078	$(8,296)	$(415)	$149,920
Net change in unrealized gains (losses)	(204,545)	—	—	—	(204,545)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(2,021)	—	—	(2,021)
Interest expense, Subordinated debentures	—	—	—	124	124
Net impairment losses recognized in earnings	799	—	—	—	799
Gain on available for sale securities, net	(8,608)	—	—	—	(8,608)
Other comprehensive income (loss), before income taxes	(212,354)	(2,021)	—	124	(214,251)
Income tax benefit (expense)[1]	82,605	788	—	(48)	83,345
Other comprehensive income (loss), net of income taxes	(129,749)	(1,233)	—	76	(130,906)
Balance, June 30, 2013	$25,804	$1,845	$(8,296)	$(339)	$19,014

[1]	Calculated using a 39% effective tax rate.

(9)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$79,931	$97,628	$167,895	$181,243
Less: Earnings allocated to participating securities	854	977	1,825	1,716
Numerator for basic earnings per share – income available to common shareholders	79,077	96,651	166,070	179,527
Effect of reallocating undistributed earnings of participating securities	2	3	4	5
Numerator for diluted earnings per share – income available to common shareholders	$79,079	$96,654	$166,074	$179,532

Denominator:
Weighted average shares outstanding	68,719,694	68,152,242	68,645,247	68,214,648
Less: Participating securities included in weighted average shares outstanding	725,872	679,577	740,648	641,368
Denominator for basic earnings per common share	67,993,822	67,472,665	67,904,599	67,573,280
Dilutive effect of employee stock compensation plans[1]	218,675	272,163	222,152	274,379
Denominator for diluted earnings per common share	68,212,497	67,744,828	68,126,751	67,847,659

Basic earnings per share	$1.16	$1.43	$2.45	$2.66
Diluted earnings per share	$1.16	$1.43	$2.44	$2.65
[1] Excludes employee stock options with exercise prices greater than current market price.	—	366,407	—	361,558

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$90,505	$24,830	$6,557	$45,264	$167,156
Net interest revenue (expense) from internal sources	(9,375)	5,167	$5,093	(885)	—
Net interest revenue	81,130	29,997	11,650	44,379	167,156
Provision for credit losses	86	1,402	931	(2,419)	—
Net interest revenue after provision for credit losses	81,044	28,595	10,719	46,798	167,156
Other operating revenue	43,411	47,993	55,164	4,193	150,761
Other operating expense	59,746	43,320	61,692	31,848	196,606
Net income before taxes	64,709	33,268	4,191	19,143	121,311
Federal and state income taxes	25,172	12,941	1,630	1,680	41,423
Net income	39,537	20,327	2,561	17,463	79,888
Net loss attributable to non-controlling interest	—	—	—	(43)	(43)
Net income attributable to BOK Financial Corp. shareholders	$39,537	$20,327	$2,561	$17,506	$79,931

Average assets	$10,359,660	$5,695,098	$4,543,947	$7,060,619	$27,659,324
Average invested capital	899,088	297,675	206,216	1,624,675	3,027,654

Performance measurements:
Return on average assets	1.53%	1.43%	0.23%		1.16%
Return on average invested capital	17.64%	27.39%	4.99%		10.59%
Efficiency ratio	48.00%	63.10%	92.43%		63.11%

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$181,349	$48,925	$13,073	$94,214	$337,561
Net interest revenue (expense) from internal sources	(18,502)	10,650	$10,371	(2,519)	—
Net interest revenue	162,847	59,575	23,444	91,695	337,561
Provision for credit losses	1,107	2,332	1,449	(12,888)	(8,000)
Net interest revenue after provision for credit losses	161,740	57,243	21,995	104,583	345,561
Other operating revenue	84,843	105,135	107,767	12,090	309,835
Other operating expense	118,826	95,690	118,701	64,713	397,930
Net income before taxes	127,757	66,688	11,061	51,960	257,466
Federal and state income taxes	49,697	25,942	4,303	8,577	88,519
Net income	78,060	40,746	6,758	43,383	168,947
Net income attributable to non-controlling interest	—	—	—	1,052	1,052
Net income attributable to BOK Financial Corp. shareholders	$78,060	$40,746	$6,758	$42,331	$167,895

Average assets	$10,486,541	$5,709,448	$4,615,054	$6,775,738	$27,586,781
Average invested capital	895,749	297,376	204,158	1,615,545	3,012,828

Performance measurements:
Return on average assets	1.50%	1.44%	0.29%		1.23%
Return on average invested capital	17.57%	27.63%	6.66%		11.24%
Efficiency ratio	47.99%	61.19%	90.87%		62.07%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$93,549	$25,723	$7,137	$54,952	$181,361
Net interest revenue (expense) from internal sources	(11,439)	4,803	5,194	1,442	—
Net interest revenue	82,110	30,526	12,331	56,394	181,361
Provision for credit losses	748	4,221	521	(13,490)	(8,000)
Net interest revenue after provision for credit losses	81,362	26,305	11,810	69,884	189,361
Other operating revenue	52,158	74,520	51,556	8,026	186,260
Other operating expense	62,625	75,602	53,264	31,520	223,011
Net income before taxes	70,895	25,223	10,102	46,390	152,610
Federal and state income taxes	27,578	9,812	3,930	11,829	53,149
Net income	43,317	15,411	6,172	34,561	99,461
Net loss attributable to non-controlling interest	—	—	—	1,833	1,833
Net income attributable to BOK Financial Corp. shareholders	$43,317	$15,411	$6,172	$32,728	$97,628

Average assets	$9,865,389	$5,660,601	$4,166,137	$5,846,390	$25,538,517
Average invested capital	862,816	289,443	176,703	1,539,771	2,868,733

Performance measurements:
Return on average assets	1.77%	1.09%	0.59%		1.54%
Return on average invested capital	20.19%	21.41%	14.01%		13.69%
Efficiency ratio	52.23%	67.66%	83.80%		61.98%

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$183,041	$52,310	$14,277	$105,302	$354,930
Net interest revenue (expense) from internal sources	(23,488)	9,683	10,051	3,754	—
Net interest revenue	159,553	61,993	24,328	109,056	354,930
Provision for credit losses	7,140	5,653	1,171	(21,964)	(8,000)
Net interest revenue after provision for credit losses	152,413	56,340	23,157	131,020	362,930
Other operating revenue	90,950	124,760	97,949	9,882	323,541
Other operating expense	118,485	122,913	104,589	59,161	405,148
Net income before taxes	124,878	58,187	16,517	81,741	281,323
Federal and state income taxes	48,578	22,635	6,425	21,031	98,669
Net income	76,300	35,552	10,092	60,710	182,654
Net income attributable to non-controlling interest	—	—	—	1,411	1,411
Net income attributable to BOK Financial Corp. shareholders	$76,300	$35,552	$10,092	$59,299	$181,243

Average assets	$9,939,627	$5,722,627	$4,167,268	$5,698,028	$25,527,550
Average invested capital	883,408	286,420	175,376	1,506,779	2,851,983

Performance measurements:
Return on average assets	1.54%	1.25%	0.49%		1.43%
Return on average invested capital	17.37%	24.96%	11.60%		12.78%
Efficiency ratio	50.19%	65.08%	85.73%		60.42%

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable inputs during the six months ended June 30, 2013 and 2012, respectively.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2013, December 31, 2012 or June 30, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of June 30, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$60,713	$—	$60,713	$—
U.S. agency residential mortgage-backed securities	43,858	—	43,858	—
Municipal and other tax-exempt securities	53,819	—	53,819	—
Other trading securities	32,201	—	32,201	—
Total trading securities	190,591	—	190,591	—
Available for sale securities:
U.S. Treasury	1,060	1,060	—	—
Municipal and other tax-exempt	95,103	—	56,256	38,847
U.S. agency residential mortgage-backed securities	8,372,795	—	8,372,795	—
Privately issued residential mortgage-backed securities	297,175	—	297,175	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,846,943	—	1,846,943	—
Other debt securities	35,894	—	30,701	5,193
Perpetual preferred stock	25,583	—	25,583	—
Equity securities and mutual funds	23,521	5,119	16,155	2,247
Total available for sale securities	10,698,074	6,179	10,645,608	46,287
Fair value option securities:
U.S. agency residential mortgage-backed securities	203,816	—	203,816	—
Other securities	1,940	—	1,940	—
Total fair value option securities	205,756	—	205,756	—
Residential mortgage loans held for sale	301,057	—	301,057	—
Mortgage servicing rights[1]	132,889	—	—	132,889
Derivative contracts, net of cash margin[2]	546,206	17,588	528,618	—
Other assets – private equity funds	28,379	—	—	28,379
Liabilities:
Derivative contracts, net of cash margin[2]	521,991	—	521,991	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy and agricultural derivative contacts, net of cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$16,545	$—	$16,545	$—
U.S. agency residential mortgage-backed securities	86,361	—	86,361	—
Municipal and other tax-exempt securities	90,326	—	90,326	—
Other trading securities	20,870	—	20,870	—
Total trading securities	214,102	—	214,102	—
Available for sale securities:
U.S. Treasury	1,002	1,002	—	—
Municipal and other tax-exempt	87,142	—	46,440	40,702
U.S. agency residential mortgage-backed securities	9,889,821	—	9,889,821	—
Privately issued residential mortgage-backed securities	325,163	—	325,163	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	895,075	—	895,075	—
Other debt securities	36,389	—	30,990	5,399
Perpetual preferred stock	25,072	—	25,072	—
Equity securities and mutual funds	27,557	4,165	21,231	2,161
Total available for sale securities	11,287,221	5,167	11,233,792	48,262
Fair value option securities:
U.S. agency residential mortgage-backed securities	257,040	—	257,040	—
Corporate debt securities	26,486	—	26,486	—
Other securities	770	—	770	—
Total fair value option securities	284,296	—	284,296	—
Residential mortgage loans held for sale	293,762	—	293,762	—
Mortgage servicing rights[1]	100,812	—	—	100,812
Derivative contracts, net of cash margin [2]	338,106	11,597	326,509	—
Other assets – private equity funds	28,169	—	—	28,169
Liabilities:
Derivative contracts, net of cash margin [2]	283,589	—	283,589	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy and agricultural derivative contacts, net of cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of June 30, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$53,514	$992	$52,522	$—
U.S. agency residential mortgage-backed securities	46,502	—	46,502	—
Municipal and other tax-exempt securities	44,632	—	44,632	1,852
Other trading securities	4,669	—	4,545	124
Total trading securities	149,317	992	148,201	1,976
Available for sale securities:
U.S. Treasury	1,003	1,003	—	—
Municipal and other tax-exempt	88,458	—	46,796	41,662
U.S. agency residential mortgage-backed securities	9,903,532	—	9,903,532	—
Privately issued residential mortgage-backed securities	317,761	—	317,761	—
Other debt securities	36,286	—	30,898	5,388
Perpetual preferred stock	23,431	—	23,431	—
Equity securities and mutual funds	24,944	6,912	18,032	—
Total available for sale securities	10,395,415	7,915	10,340,450	47,050
Fair value option securities:
U.S. agency residential mortgage-backed securities	299,467	—	299,467	—
Corporate debt securities	25,710	—	25,710	—
Total fair value option securities	325,177	—	325,177	—
Residential mortgage loans held for sale	259,174	—	259,174	—
Mortgage servicing rights[1]	91,783	—	—	91,783
Derivative contracts, net of cash margin [2]	366,204	802	365,402	—
Other assets – private equity funds	31,492	—	—	31,492
Liabilities:
Derivative contracts, net of cash margin [2]	370,053	251	369,802	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy and agricultural derivative contacts, net of cash margin.

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

The following represents the changes for the three months ended June 30, 2013 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, Mar. 31, 2013	$39,007	$5,193	$2,472	$29,216
Purchases and capital calls	—	—	—	148
Redemptions and distributions	—	—	—	(1,005)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	—	20
Gain on available for sale securities, net	—	—	—	—
Other-than-temporary impairment losses	—	—	—	—
Other comprehensive gain (loss)	(160)	—	(225)	—
Balance, June 30, 2013	$38,847	$5,193	$2,247	$28,379

The following represents the changes for the six months ended June 30, 2013 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, Dec. 31, 2012	$40,702	$5,399	$2,161	$28,169
Purchases and capital calls	—	—	—	640
Redemptions and distributions	(98)	—	—	(1,835)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	—	1,405
Gain on available for sale securities, net	—	—	—	—
Other-than-temporary impairment losses	—	—	—	—
Other comprehensive gain (loss)	(1,757)	(206)	86	—
Balance, June 30, 2013	$38,847	$5,193	$2,247	$28,379

The following represents the changes for the three months ended June 30, 2012 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance, Mar. 31, 2012	$41,977	$5,900	$30,993
Purchases, and capital calls	—	—	820
Redemptions and distributions	(363)	(500)	(2,559)
Gain (loss) recognized in earnings
Gain (loss) on other assets, net	—	—	2,238
Gain on available for sale securities, net	—	—	—
Other-than-temporary impairment losses	—	—	—
Other comprehensive (loss)	48	(12)	—
Balance, June 30, 2012	$41,662	$5,388	$31,492

The following represents the changes for the six months ended June 30, 2012 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance, Dec. 31, 2011	$42,353	$5,900	$30,902
Purchases, and capital calls	—	—	1,909
Redemptions and distributions	(463)	(500)	(3,166)
Gain (loss) recognized in earnings
Gain (loss) on other assets, net	—	—	1,847
Gain on available for sale securities, net	1	—	—
Other-than-temporary impairment losses	—	—	—
Other comprehensive (loss)	(229)	(12)	—
Balance, June 30, 2012	$41,662	$5,388	$31,492

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2013 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$28,470	$28,375	$27,116	Discounted cash flows	[1]	Interest rate spread	4.99%-5.49% (5.24%)	[2]
							95.01%-95.6% (95.25%)	[3]
Below investment grade	17,000	12,384	11,731	Discounted cash flows	[1]	Interest rate spread	9.15%-11.19% (9.87%)	[4]
							68.91%-69.09% (69.01%)	[3]
Total municipal and other tax-exempt securities	45,470	40,759	38,847
Other debt securities	5,400	5,400	5,193	Discounted cash flows	[1]	Interest rate spread	4.41%-5.69% (5.48%)	[5]
							96.13%-96.16% (96.16%)	[3]
Equity securities and mutual funds	N/A	2,420	2,247	Tangible book value per share of publicly traded financial institutions of similar size, less liquidity discount.		Peer group tangible book per share and liquidity discount.	N/A	[7]

Other assets - private equity funds	N/A	N/A	28,379	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 457 to 520 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value

[4]	Interest rate yields determined using a spread of 700 basis points over comparable municipal securities of varying durations.

[5]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

[6]	Amortized cost reduced by other-than-temporary impairments recorded in earnings. See Note 2 for additional discussion.

[7]
Fair value of shares of a smaller privately-held financial institution were valued using the tangible book value per share of similarly sized financial institutions within the immediate geographical market with a discount of 20% due to the liquidity of the shares.

The fair value of these securities measured at fair value using significant unobservable inputs are sensitive primarily to changes in interest rate spreads. At June 30, 2013, for tax-exempt securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yields for comparable securities would result in an additional decrease in the fair value of $262 thousand. For taxable securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yield for comparable securities would result in an additional decrease in the fair value of $50 thousand. For municipal and other tax-exempt securities rated below investment grade by at least one of the nationally-recognized rating agencies, a 100 basis point increase in the spread over average yields for comparable securities would result in an additional decrease in the fair value of these securities of $330 thousand.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2012 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$28,570	$28,473	$28,318	Discounted cash flows	[1]	Interest rate spread	1%-1.5% (1.25%)	[2]
							98.83%-99.43% (99.12%)	[3]
Below investment grade	17,000	12,384	12,384	Discounted cash flows	[1]	Interest rate spread	7.21%-9.83% (7.82%)	[4]
							72.79%-73% (72.85%)	[3]
Total municipal and other tax-exempt securities	45,570	40,857	40,702
Other debt securities	5,400	5,400	5,399	Discounted cash flows	[1]	Interest rate spread	1.65%-1.71% (1.7%)	[5]
							100% (100%)	[3]
Equity securities and mutual funds	N/A	2,161	2,161	Tangible book value per share of publicly traded financial institutions of similar size, less liquidity discount.		Peer group tangible book per share and liquidity discount.	N/A	[7]

Other assets - private equity funds	N/A	N/A	28,169	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

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

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2012 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$29,100	$28,998	$28,858	Discounted cash flows	[1]	Interest rate spread	1%-1.5% (1.25%)	[2]
							98.88%-99.49% (99.17%)	[3]
Below investment grade	17,000	13,396	12,804	Discounted cash flows	[1]	Interest rate spread	6.2%-9.16% (6.87%)	[4]
							75.21%-75.49% (75.32%)	[3]
Total municipal and other tax-exempt securities	46,100	42,394	41,662
Other debt securities	5,400	5,400	5,388	Discounted cash flows	[1]	Interest rate spread	1.74%-1.75% (1.74%)	[5]
							98.72%-100% (99.78%)	[3]

Other assets - private equity funds	N/A	N/A	31,492	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2013 for which the fair value was adjusted during the six months ended June 30, 2013:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2013			Three Months Ended June 30, 2013 Recognized in:		Six Months Ended June 30, 2013 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$10,245	$4,930	$5,060	$—	$6,601	$—
Real estate and other repossessed assets	—	7,949	271	—	863	—	1,014

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2012 for which the fair value was adjusted during the six months ended June 30, 2012:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2012			Three Months Ended June 30, 2012 Recognized in:		Six Months Ended June 30, 2012 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$29,369	$2,881	$4,406	$—	$10,826	$—
Real estate and other repossessed assets	—	27,474	3,035	—	4,488	—	6,876

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2013 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$4,930	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	271	Listing value, less cost to sell	Marketability adjustments off appraised value	71%-81% (76%)[1]

[1]	Marketability adjustments include consideration of estimated costs to sell which is approximately 15% of fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2012 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$2,881	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	3,035	Listing value, less cost to sell	Marketability adjustments off appraised value	58%-85% (71%)[1]

[1]
Marketability adjustments include consideration of estimated costs to sell which is approximately 15% of fair value. In addition, $887 thousand of real estate and other repossessed assets at June 30, 2012 are based on expert opinions or management's knowledge of the collateral or industry and do not have and independently appraised value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2013 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$1,078,385				$1,078,385
Trading securities:
U.S. Government agency debentures	60,713				60,713
U.S. agency residential mortgage-backed securities	43,858				43,858
Municipal and other tax-exempt securities	53,819				53,819
Other trading securities	32,201				32,201
Total trading securities	190,591				190,591
Investment securities:
Municipal and other tax-exempt	375,317				371,690
U.S. agency residential mortgage-backed securities	64,172				66,796
Other debt securities	176,301				187,219
Total investment securities	615,790				625,705
Available for sale securities:
U.S. Treasury	1,060				1,060
Municipal and other tax-exempt	95,103				95,103
U.S. agency residential mortgage-backed securities	8,372,795				8,372,795
Privately issued residential mortgage-backed securities	297,175				297,175
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,846,943				1,846,943
Other debt securities	35,894				35,894
Perpetual preferred stock	25,583				25,583
Equity securities and mutual funds	23,521				23,521
Total available for sale securities	10,698,074				10,698,074
Fair value option securities:
U.S. agency residential mortgage-backed securities	203,816				203,816
Other securities	1,940				1,940
Total fair value option securities	205,756				205,756
Residential mortgage loans held for sale	301,057				301,057
Loans:
Commercial	7,708,120	0.25 - 30.00	0.63	0.59 - 4.19	7,638,327
Commercial real estate	2,317,096	0.38 - 18.00	0.83	1.23 - 3.47	2,288,188
Residential mortgage	2,039,785	0.38 - 18.00	3.64	0.70 - 4.46	2,038,375
Consumer	375,781	0.38 - 21.00	0.35	1.26 - 3.74	369,375
Total loans	12,440,782				12,334,265
Allowance for loan losses	(203,124)				—
Net loans	12,237,658				12,334,265
Mortgage servicing rights	132,889				132,889
Derivative instruments with positive fair value, net of cash margin	546,206				546,206
Other assets – private equity funds	28,379				28,379
Deposits with no stated maturity	16,728,258				16,728,258
Time deposits	2,767,972	0.03 - 9.64	2.02	0.76 - 1.30	2,781,202
Other borrowed funds	4,073,915	0.25 - 5.25	—	0.07 - 2.66	4,034,685
Subordinated debentures	347,716	0.97 - 5.00	3.10	2.24%	345,201
Derivative instruments with negative fair value, net of cash margin	521,991				521,991

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

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2012 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$639,263				$639,263
Trading securities:
U.S. Government agency debentures	53,514				53,514
U.S. agency residential mortgage-backed securities	46,502				46,502
Municipal and other tax-exempt securities	44,632				44,632
Other trading securities	4,669				4,669
Total trading securities	149,317				149,317
Investment securities:
Municipal and other tax-exempt	126,168				130,308
U.S. agency residential mortgage-backed securities	102,347				105,535
Other debt securities	183,964				204,795
Total investment securities	412,479				440,638
Available for sale securities:
U.S. Treasury	1,003				1,003
Municipal and other tax-exempt	88,458				88,458
U.S. agency residential mortgage-backed securities	9,903,532				9,903,532
Privately issued residential mortgage-backed securities	317,761				317,761
Other debt securities	36,286				36,286
Perpetual preferred stock	23,431				23,431
Equity securities and mutual funds	24,944				24,944
Total available for sale securities	10,395,415				10,395,415
Fair value option securities:
U.S. agency residential mortgage-backed securities	299,467				299,467
Corporate debt securities	25,710				25,710
Total fair value option securities	325,177				325,177
Residential mortgage loans held for sale	259,174				259,174
Loans:
Commercial	7,035,535	0.25 - 30.00	0.70	0.63 - 3.68	6,993,377
Commercial real estate	2,149,730	0.38 - 18.00	0.92	1.33 - 3.33	2,129,731
Residential mortgage	2,002,885	0.38 - 18.00	3.10	1.08 - 3.52	2,040,062
Consumer	388,281	0.38 - 21.00	0.34	1.59 - 3.79	383,088
Total loans	11,576,431				11,546,258
Allowance for loan losses	(231,669)				—
Net loans	11,344,762				11,546,258
Mortgage servicing rights	91,783				91,783
Derivative instruments with positive fair value, net of cash margin	366,204				366,204
Other assets – private equity funds	31,492				31,492
Deposits with no stated maturity	15,157,587				15,157,587
Time deposits	3,107,950	0.01 - 9.64	2.17	0.92 - 1.31	3,175,687
Other borrowed funds	2,648,753	0.09 - 5.25	—	0.09 - 2.70	2,642,598
Subordinated debentures	353,378	1.16 - 5.00	4.02	2.40%	350,813
Derivative instruments with negative fair value, net of cash margin	370,053				370,053

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $161 million at June 30, 2013, $171 million at December 31, 2012 and $191 million at June 30, 2012.

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

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at June 30, 2013, December 31, 2012 or June 30, 2012.
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

(12) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Amount:
Federal statutory tax	$42,459	$53,414	$90,113	$98,463
Tax exempt revenue	(1,803)	(1,334)	(3,545)	(2,598)
Effect of state income taxes, net of federal benefit	3,122	3,572	6,500	6,570
Utilization of tax credits	(1,826)	(1,467)	(3,548)	(2,564)
Bank-owned life insurance	(993)	(976)	(1,878)	(1,955)
Other, net	464	(60)	877	753
Total	$41,423	$53,149	$88,519	$98,669

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Percent of pretax income:
Federal statutory tax	35%	35%	35%	35%
Tax exempt revenue	(1)	(1)	(1)	(1)
Effect of state income taxes, net of federal benefit	3	3	2	2
Utilization of tax credits	(2)	(1)	(1)	(1)
Bank-owned life insurance	(1)	(1)	(1)	(1)
Other, net	—	—	—	1
Total	34%	35%	34%	35%
(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2013 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Revenue/ Expense[1]	Yield/ Rate	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Funds sold and resell agreements	$34,058	$6	0.04%	$15,286	$6	0.08%
Trading securities	172,163	1,536	1.80%	119,532	994	1.67%
Investment securities
Taxable[3]	251,717	7,402	5.93%	296,709	8,716	5.91%
Tax-exempt[3]	321,349	3,051	2.11%	126,878	3,010	4.89%
Total investment securities	573,066	10,453	3.88%	423,587	11,726	5.61%
Available for sale securities
Taxable[3]	11,085,695	106,390	1.99%	9,941,938	121,239	2.50%
Tax-exempt[3]	90,106	1,920	4.36%	77,315	1,836	4.91%
Total available for sale securities[3]	11,175,801	108,310	2.01%	10,019,253	123,075	2.52%
Fair value option securities	233,921	2,178	1.98%	445,599	5,798	2.72%
Residential mortgage loans held for sale	239,521	4,086	3.44%	186,842	3,552	3.82%
Loans[2]	12,251,347	252,737	4.16%	11,525,766	260,458	4.54%
Less: allowance for loan losses	210,392			247,571
Loans, net of allowance	12,040,955	252,737	4.23%	11,278,195	260,458	4.64%
Total earning assets[3]	24,469,485	379,306	3.17%	22,488,294	405,609	3.66%
Receivable on unsettled securities sales	157,145			199,862
Cash and other assets	2,960,151			2,839,394
Total assets	$27,586,781			$25,527,550

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,669,248	$5,908	0.12%	$9,049,819	$7,398	0.16%
Savings	305,923	240	0.16%	250,414	289	0.23%
Time	2,866,003	22,642	1.59%	3,189,291	26,201	1.65%
Total interest-bearing deposits	12,841,174	28,790	0.45%	12,489,524	33,888	0.55%
Funds purchased	971,630	569	0.12%	1,538,984	986	0.13%
Repurchase agreements	848,862	275	0.07%	1,139,538	530	0.09%
Other borrowings	1,521,505	2,486	0.33%	79,789	1,865	4.70%
Subordinated debentures	347,675	4,359	2.53%	377,525	9,064	4.83%
Total interest-bearing liabilities	16,530,846	36,479	0.45%	15,625,360	46,333	0.60%
Non-interest bearing demand deposits	6,945,202			6,063,012
Due on unsettled securities	497,127			426,044
Other liabilities	600,778			561,151
Total equity	3,012,828			2,851,983
Total liabilities and equity	$27,586,781			$25,527,550

Tax-equivalent Net Interest Revenue[3]		$342,827	2.73%		$359,276	3.07%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			2.87%			3.25%
Less tax-equivalent adjustment[1]		5,266			4,346
Net Interest Revenue		337,561			354,930
Provision for (reduction of) allowance for credit losses		(8,000)			(8,000)
Other operating revenue		309,835			323,541
Other operating expense		397,930			405,148
Income before taxes		257,466			281,323
Federal and state income tax		88,519			98,669
Net income before non-controlling interest		168,947			182,654
Net income attributable to non-controlling interest		1,052			1,411
Net income attributable to BOK Financial Corp.		$167,895			$181,243
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$2.45			$2.66
Diluted		$2.44			$2.65

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	June 30, 2013			March 31, 2013
	Average Balance	Revenue/ Expense[1]	Yield/ Rate	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Funds sold and resell agreements	$42,604	$4	0.04%	$25,418	$2	0.03%
Trading securities	181,866	829	1.83%	162,353	707	1.77%
Investment securities
Taxable[3]	245,311	3,604	5.89%	258,196	3,798	5.97%
Tax-exempt[3]	365,629	1,568	1.89%	276,576	1,483	2.42%
Total investment securities	610,940	5,172	3.59%	534,772	5,281	4.22%
Available for sale securities
Taxable[3]	10,967,141	51,371	1.91%	11,205,566	55,019	2.07%
Tax-exempt[3]	93,559	1,013	4.46%	86,615	907	4.25%
Total available for sale securities[3]	11,060,700	52,384	1.93%	11,292,181	55,926	2.09%
Fair value option securities	216,312	1,013	1.91%	251,725	1,165	2.05%
Residential mortgage loans held for sale	261,977	2,294	3.51%	216,816	1,792	3.35%
Loans[2]	12,277,444	125,992	4.12%	12,224,960	126,745	4.20%
Less allowance for loan losses	206,807			214,017
Loans, net of allowance	12,070,637	125,992	4.19%	12,010,943	126,745	4.28%
Total earning assets[3]	24,445,036	187,688	3.11%	24,494,208	191,618	3.24%
Receivable on unsettled securities sales	135,964			178,561
Cash and other assets	3,078,324			2,840,662
Total assets	$27,659,324			$27,513,431
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,504,128	$2,762	0.12%	$9,836,204	$3,146	0.13%
Savings	315,421	120	0.15%	296,319	120	0.16%
Time	2,818,533	11,027	1.57%	2,913,999	11,615	1.62%
Total interest-bearing deposits	12,638,082	13,909	0.44%	13,046,522	14,881	0.46%
Funds purchased	789,302	205	0.10%	1,155,983	364	0.13%
Repurchase agreements	819,373	129	0.06%	878,679	146	0.07%
Other borrowings	2,172,417	1,442	0.27%	863,360	1,044	0.49%
Subordinated debentures	347,695	2,200	2.54%	347,654	2,159	2.52%
Total interest-bearing liabilities	16,766,869	17,885	0.43%	16,292,198	18,594	0.46%
Non-interest bearing demand deposits	6,888,983			7,002,046
Due on unsettled securities	330,926			665,175
Other liabilities	644,892			556,173
Total equity	3,027,654			2,997,839
Total liabilities and equity	$27,659,324			$27,513,431
Tax-equivalent Net Interest Revenue[3]		$169,803	2.68%		$173,024	2.78%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			2.81%			2.92%
Less tax-equivalent adjustment[1]		2,647			2,619
Net Interest Revenue		167,156			170,405
Reduction of allowance for credit losses		—			(8,000)
Other operating revenue		150,761			159,074
Other operating expense		196,606			201,324
Income before taxes		121,311			136,155
Federal and state income tax		41,423			47,096
Net income before non-controlling interest		79,888			89,059
Net income (loss) attributable to non-controlling interest		(43)			1,095
Net income attributable to BOK Financial Corp.		$79,931			$87,964
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.16			$1.28
Diluted		$1.16			$1.28

1.	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

2.	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.

3.	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
December 31, 2012			September 30, 2012			June 30, 2012
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$19,553	$3	0.06%	$17,837	$3	0.07%	$19,187	$4	0.08%
165,109	441	1.06%	132,213	703	2.12%	143,770	548	1.53%

271,957	4,008	5.86%	281,347	4,124	5.83%	290,557	4,282	5.93%
202,128	1,379	2.93%	127,299	1,212	4.12%	125,727	1,461	4.90%
474,085	5,387	4.67%	408,646	5,336	5.33%	416,284	5,743	5.63%

11,394,797	56,514	2.08%	10,969,610	59,482	2.36%	10,007,368	61,583	2.52%
87,415	836	3.80%	88,445	1,044	4.70%	83,911	943	4.69%
11,482,212	57,350	2.10%	11,058,055	60,526	2.38%	10,091,279	62,526	2.54%
292,490	772	1.58%	336,160	1,886	2.27%	335,965	2,311	2.62%
272,581	2,323	3.39%	264,024	2,310	3.48%	191,311	1,784	3.75%
11,989,319	130,510	4.33%	11,739,662	127,816	4.33%	11,614,722	132,391	4.58%
229,095			231,177			242,605
11,760,224	130,510	4.41%	11,508,485	127,816	4.42%	11,372,117	132,391	4.68%
24,466,254	196,786	3.30%	23,725,420	198,580	3.47%	22,569,913	205,307	3.69%
144,077			99,355			163,940
2,886,445			2,763,397			2,804,664
$27,496,776			$26,588,172			$25,538,517

$9,343,421	$3,496	0.15%	$8,719,648	$3,406	0.16%	$8,779,659	$3,572	0.16%
278,714	124	0.18%	267,498	127	0.19%	259,386	147	0.23%
3,010,367	13,588	1.80%	3,068,870	12,384	1.61%	3,132,220	12,671	1.63%
12,632,502	17,208	0.54%	12,056,016	15,917	0.53%	12,171,265	16,390	0.54%
1,295,442	477	0.15%	1,678,006	632	0.15%	1,740,354	674	0.16%
900,131	197	0.09%	1,112,847	281	0.10%	1,095,298	265	0.10%
364,425	824	0.90%	97,003	739	3.03%	86,667	853	3.96%
347,613	2,239	2.56%	352,432	2,475	2.79%	357,609	3,512	3.95%
15,540,113	20,945	0.54%	15,296,304	20,044	0.52%	15,451,193	21,694	0.56%
7,505,074			6,718,572			6,278,342
854,474			1,054,239			342,853
625,628			571,865			597,396
2,971,487			2,947,192			2,868,733
$27,496,776			$26,588,172			$25,538,517
	$175,841	2.76%		$178,536	2.95%		$183,613	3.13%
		2.95%			3.12%			3.30%
	2,472			2,509			2,252
	173,369			176,027			181,361
	(14,000)			—			(8,000)
	162,626			179,944			186,260
	222,085			222,340			223,011
	127,910			133,631			152,610
	44,293			45,778			53,149
	83,617			87,853			99,461
	1,051			471			1,833
	$82,566			$87,382			$97,628

	$1.21			$1.28			$1.43
	$1.21			$1.27			$1.43

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012

Interest revenue	$185,041	$188,999	$194,314	$196,071	$203,055
Interest expense	17,885	18,594	20,945	20,044	21,694
Net interest revenue	167,156	170,405	173,369	176,027	181,361
Provision for credit losses	—	(8,000)	(14,000)	—	(8,000)
Net interest revenue after provision for credit losses	167,156	178,405	187,369	176,027	189,361
Other operating revenue
Brokerage and trading revenue	32,874	31,751	31,958	31,261	32,600
Transaction card revenue	29,942	27,692	28,009	27,788	26,758
Trust fees and commissions	24,803	22,313	22,030	19,654	19,931
Deposit service charges and fees	23,962	22,966	24,174	25,148	25,216
Mortgage banking revenue	36,596	39,976	46,410	50,266	39,548
Bank-owned life insurance	2,236	3,226	2,673	2,707	2,838
Other revenue	10,496	10,187	10,554	9,149	8,860
Total fees and commissions	160,909	158,111	165,808	165,973	155,751
Gain (loss) on other assets, net	(1,666)	467	137	452	1,689
Gain (loss) on derivatives, net	(2,527)	(941)	(637)	464	2,345
Gain (loss) on fair value option securities, net	(9,156)	(3,171)	(2,081)	6,192	6,852
Gain on available for sale securities, net	3,753	4,855	1,066	7,967	20,481
Total other-than-temporary impairment losses	(1,138)	—	(504)	—	(135)
Portion of loss recognized in (reclassified from) other comprehensive income	586	(247)	(1,163)	(1,104)	(723)
Net impairment losses recognized in earnings	(552)	(247)	(1,667)	(1,104)	(858)
Total other operating revenue	150,761	159,074	162,626	179,944	186,260
Other operating expense
Personnel	128,110	125,654	131,192	122,775	122,297
Business promotion	5,770	5,453	6,150	6,054	6,746
Contribution to BOKF Charitable Foundation	—	—	2,062	—	—
Professional fees and services	8,381	6,985	10,082	7,991	8,343
Net occupancy and equipment	16,909	16,481	16,883	16,914	16,906
Insurance	4,044	3,745	3,789	3,690	4,011
Data processing and communications	26,734	25,450	25,010	26,486	25,264
Printing, postage and supplies	3,580	3,674	3,403	3,611	3,903
Net losses and operating expenses of repossessed assets	282	1,246	6,665	5,706	5,912
Amortization of intangible assets	875	876	1,065	742	545
Mortgage banking costs	7,910	7,354	10,542	13,036	12,315
Change in fair value of mortgage servicing rights	(14,315)	(2,658)	(4,689)	9,576	11,450
Other expense	8,326	7,064	9,931	5,759	5,319
Total other operating expense	196,606	201,324	222,085	222,340	223,011
Net income before taxes	121,311	136,155	127,910	133,631	152,610
Federal and state income taxes	41,423	47,096	44,293	45,778	53,149
Net income before non-controlling interest	79,888	89,059	83,617	87,853	99,461
Net income (loss) attributable to non-controlling interest	(43)	1,095	1,051	471	1,833
Net income attributable to BOK Financial Corporation	$79,931	$87,964	$82,566	$87,382	$97,628

Earnings per share:
Basic	$1.16	$1.28	$1.21	$1.28	$1.43
Diluted	$1.16	$1.28	$1.21	$1.27	$1.43
Average shares used in computation:
Basic	67,993,822	67,814,550	67,622,777	67,966,700	67,472,665
Diluted	68,212,497	68,040,180	67,914,717	68,334,989	67,744,828

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2013	3,089	$61.99	—	1,957,415
May 1 to May 31, 2013	28,724	$64.77	—	1,928,691
June 1 to June 30, 2013	—	$—	—	1,928,691
Total	31,813		—

[1]
On April 24, 2012, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock. As of June 30, 2013, the Company had repurchased 39,496 shares under this plan.

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

Date:        August 2, 2013

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer