Form 10-Q
period 2013-09-30
BOK FINANCIAL CORP ET AL
filed 2013-11-01
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Boston Avenue at Second Street
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,787,584 shares of common stock ($.00006 par value) as of September 30, 2013.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2013

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $75.7 million or $1.10 per diluted share for the third quarter of 2013, compared to $87.4 million or $1.27 per diluted share for the third quarter of 2012 and $79.9 million or $1.16 per diluted share for the second quarter of 2013.

Net income for the nine months ended September 30, 2013 totaled $243.6 million or $3.54 per diluted share compared with $268.6 million or $3.92 per diluted share for the nine months ended September 30, 2012.

Highlights of the third quarter of 2013 included:

•
Net interest revenue totaled $166.4 million for the third quarter of 2013, compared to $176.0 million for the third quarter of 2012 and $167.2 million for the second quarter of 2013. Net interest margin was 2.80% for the third quarter of 2013. Net interest margin was 3.12% for the third quarter of 2012 and 2.81% for the second quarter of 2013.

•
Fees and commissions revenue totaled $146.8 million for the third quarter of 2013, compared to $166.0 million for the third quarter of 2012 and $160.9 million for the second quarter of 2013. Mortgage banking revenue decreased $26.8 million compared to the third quarter of 2012 and $13.1 million compared to the second quarter of 2013 primarily due to a narrowed gain on sale margin and a change in product mix. Mortgage production volumes also decreased. Nearly all other fee-based revenue sources grew over the prior year and were largely unchanged compared to prior quarter.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $210.3 million for the third quarter of 2013, a decrease of $2.5 million compared to the third quarter of 2012 and largely unchanged compared to the previous quarter. Personnel costs increased $3.0 million over the third quarter of 2012 primarily annual merit increases and incentive compensation. Personnel costs decreased $2.3 million compared to the second quarter of 2013 primarily due to a seasonal decrease in payroll taxes. Non-personnel expense decreased $5.5 million compared to the third quarter of 2012. Lower repossessed asset impairment charges and mortgage banking expense, were partially offset by a $2.1 million discretionary contribution to the BOKF Foundation during the third quarter of 2013. Non-personnel expenses increased $1.7 million over the prior quarter primarily due to the discretionary contribution to the BOKF Foundation.

•
An $8.5 million negative provision for credit losses was recorded in the third quarter of 2013 compared to no provision for credit losses in both the third quarter of 2012 and the second quarter of 2013. Gross charge-offs were $4.7 million in the third quarter of 2013, $8.9 million in the third quarter of 2012 and $8.6 million in the second quarter of 2013. Recoveries were $4.4 million in the third quarter of 2013, compared to $3.2 million in the third quarter of 2012 and $6.2 million in the second quarter of 2013.

•
The combined allowance for credit losses totaled $196 million or 1.59% of outstanding loans at September 30, 2013 compared to $205 million or 1.65% of outstanding loans at June 30, 2013. Nonperforming assets that are not guaranteed by U.S. government agencies totaled $183 million or 1.49% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at September 30, 2013 and $200 million or 1.62% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at June 30, 2013.

•
Outstanding loan balances were $12.4 billion at September 30, 2013, a decrease of $91 million compared to June 30, 2013. Commercial loan balances decreased $137 million during the third quarter, partially offset by a $32 million increase in commercial real estate loans. Residential mortgage loans decreased by $5.0 million and consumer loans were up $19 million over June 30, 2013.

•
Period end deposits totaled $19.5 billion at September 30, 2013, largely unchanged compared to June 30, 2013. Demand deposit account balances increased $187 million during the third quarter, offset by a $147 million decrease in interest-bearing transaction accounts and a $48 million decrease in time deposits.

•
The tangible common equity ratio was 9.73% at September 30, 2013 and 9.38% at June 30, 2013. The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) minus intangible assets and equity that does not benefit common shareholders.

•
The Company and its subsidiary bank continue to exceed the regulatory definition of well capitalized. The Company’s Tier 1 capital ratios as defined by banking regulations were 13.51% at September 30, 2013 and 13.37% at June 30, 2013.

•
The Company paid a regular quarterly cash dividend of $26 million or $0.38 per common share during the third quarter of 2013. On October 29, 2013, the board of directors approved an increase in the quarterly cash dividend to $0.40 per common share payable on or about November 29, 2013 to shareholders of record as of November 16, 2013.

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

Net interest revenue totaled $166.4 million for the third quarter of 2013 compared to $176.0 million for the third quarter of 2012 and $167.2 million for the second quarter of 2013. Net interest margin was 2.80% for the third quarter of 2013, 3.12% for the third quarter of 2012 and 2.81% for the second quarter of 2013.

Net interest revenue decreased $9.7 million compared to the third quarter of 2012. Net interest revenue decreased $11.7 million due to lower interest rates. Cash flows from the securities portfolio were reinvested at lower current market rates and loan yields decreased due to renewal of maturing fixed-rate loans at current lower rates and narrowing credit spreads. The decrease in yield on earning assets was partially offset by lower funding costs. Net interest revenue increased $2.1 million primarily due to the growth in average loan and securities balances, partially offset by an increase in the average balance of other borrowings.

Net interest margin also declined compared to the third quarter of 2012. The tax-equivalent yield on earning assets was 3.09% for the third quarter of 2013, down 38 basis points from the third quarter of 2012. The available for sale securities portfolio yield decreased 46 basis points to 1.92%. Cash flows received from payments on residential mortgage-backed securities are currently being reinvested in short-duration securities that yield nearly 1.75%. Loan yields decreased 27 basis points. Credit spreads have narrowed due to market pricing pressure and improved credit quality in our loan portfolio. Funding costs were down 10 basis points from the third quarter of 2012. The cost of interest-bearing deposits decreased 10 basis points and the cost of other borrowed funds decreased 4 basis points. The average rate of interest paid on subordinated debentures decreased 27 basis points compared to the third quarter of 2012. Additionally, the benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 13 basis points in the third quarter of 2013 compared to 17 basis points in the third quarter of 2012.

Average earning assets for the third quarter of 2013 increased $219 million or 1% over the third quarter of 2012. Average loans, net of allowance for loan losses, increased $692 million over the third quarter of 2012 due primarily to growth in average commercial loans. The average balance of available for sale securities decreased $499 million over the prior year. Available for sale securities consists largely of U.S. government agency issued residential mortgage-backed securities and U.S. agency commercial mortgage-backed securities that are purchased to supplement earnings and to manage interest rate risk. Growth was primarily in U.S. government agency commercial mortgage-backed securities, partially offset by a decrease in U.S. agency mortgage-backed securities. The average balance of investment securities was up over the prior year, partially offset by a decrease in the average balance of fair value option securities primarily held as an economic hedge of our mortgage servicing rights.

Average deposits increased $673 million over the third quarter of 2012, including a $392 million increase in average demand deposit balances and a $556 million increase in average interest-bearing transaction accounts, partially offset by a $326 million decrease in average time deposits. Average borrowed funds increased $863 million over the third quarter of 2012 due primarily to increased borrowing from the Federal Home Loan Banks.

Net interest margin decreased 1 basis point from the second quarter of 2013.  The yield on average earning assets decreased 2 basis points. The yield on the available for sale securities portfolio decreased 1 basis point to 1.92%. The loan portfolio yield decreased to 4.06% from 4.12% in the previous quarter primarily due to market pricing pressure. Funding costs decreased 1 basis point to 0.42%. Rates paid on time deposits and savings accounts each decreased 2 basis points. Rates paid on interest-bearing transaction accounts decreased a basis point. The cost of other borrowed funds and the benefit to net interest margin from earning assets funded by non-interest bearing liabilities was unchanged compared to the second quarter.
Average earning assets decreased $500 million during the third quarter of 2013. The available for sale securities portfolio decreased $502 million compared to the second quarter of 2013. Average outstanding loans increased $125 million. Average commercial loan balances were largely unchanged. Average commercial real estate loan balances increased $72 million, residential mortgage loan balances increased $30 million and consumer balances increased $26 million. Growth in average loan balances was offset by a $57 million decrease in trading securities, a $47 million decrease in fair value option securities and a $36 million decrease in the average balance of residential mortgage loans held for sale.
Average deposits decreased $80 million compared to the previous quarter. Demand deposit balances increased $221 million. Interest-bearing transaction account balances decreased $228 million and time deposit account balances decreased $76 million. The average balance of borrowed funds decreased $30 million over the second quarter of 2013.

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

Net interest margin may continue to decline. Our ability to further decrease funding costs is limited and our ability to provide near-term net interest revenue support through continued securities portfolio growth may be constrained by our conservative interest rate risk policies. Although we have sufficient capital and liquidity, further securities portfolio growth may result in unacceptable risk as interest rates rise. This interest rate risk policy constraint does not affect our ability to continue loan portfolio growth.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended Sept. 30, 2013 / 2012			Nine Months Ended Sept. 30, 2013 / 2012
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Funds sold and resell agreements	$3	$4	$(1)	$3	$9	$(6)
Trading securities	(15)	(39)	24	527	451	76
Investment securities:
Taxable securities	(690)	(635)	(55)	(2,004)	(1,967)	(37)
Tax-exempt securities	289	1,856	(1,567)	330	5,199	(4,869)
Total investment securities	(401)	1,221	(1,622)	(1,674)	3,232	(4,906)
Available for sale securities:
Taxable securities	(9,303)	2,303	(11,606)	(24,152)	13,623	(37,775)
Tax-exempt securities	(216)	66	(282)	(132)	8,024	(8,156)
Total available for sale securities	(9,519)	2,369	(11,888)	(24,284)	21,647	(45,931)
Fair value option securities	(1,084)	(823)	(261)	(4,704)	(3,266)	(1,438)
Residential mortgage loans held for sale	(142)	(348)	206	392	597	(205)
Loans	(967)	7,126	(8,093)	(8,688)	22,474	(31,162)
Total tax-equivalent interest revenue	(12,125)	9,510	(21,635)	(38,428)	45,144	(83,572)
Interest expense:
Transaction deposits	(725)	299	(1,024)	(2,215)	625	(2,840)
Savings deposits	(20)	22	(42)	(69)	74	(143)
Time deposits	(1,646)	(1,252)	(394)	(5,205)	(3,919)	(1,286)
Funds purchased	(498)	(250)	(248)	(915)	(611)	(304)
Repurchase agreements	(158)	(62)	(96)	(413)	(179)	(234)
Other borrowings	808	8,678	(7,870)	1,429	27,097	(25,668)
Subordinated debentures	(266)	(30)	(236)	(4,971)	(542)	(4,429)
Total interest expense	(2,505)	7,405	(9,910)	(12,359)	22,545	(34,904)
Tax-equivalent net interest revenue	(9,620)	2,105	(11,725)	(26,069)	22,599	(48,668)
Change in tax-equivalent adjustment	56			976
Net interest revenue	$(9,676)			$(27,045)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $145.3 million for the third quarter of 2013 compared to $179.9 million for the third quarter of 2012 and $150.8 million for the second quarter of 2013. Fees and commissions revenue decreased $19.2 million compared to the third quarter of 2012. Net gains (losses) on securities, derivatives and other assets decreased $15.0 million compared to the third quarter of 2012. Other-than temporary impairment charges were $405 thousand less than the prior year.

Other operating revenue decreased $5.4 million compared to the second quarter of 2013. Fees and commissions revenue decreased $14.1 million. Net gains on securities, derivatives and other assets increased $9.6 million. Other-than-temporary impairment charges were $957 thousand less than the previous quarter.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended Sept. 30,				Three Months Ended June 30, 2013
	2013	2012	Increase(Decrease)	% Increase(Decrease)		Increase(Decrease)	% Increase(Decrease)
Brokerage and trading revenue	$32,338	$31,261	$1,077	3%	$32,874	$(536)	(2)%
Transaction card revenue	30,055	27,788	2,267	8%	29,942	113	—%
Trust fees and commissions	23,892	19,654	4,238	22%	24,803	(911)	(4)%
Deposit service charges and fees	24,742	25,148	(406)	(2)%	23,962	780	3%
Mortgage banking revenue	23,486	50,266	(26,780)	(53)%	36,596	(13,110)	(36)%
Bank-owned life insurance	2,408	2,707	(299)	(11)%	2,236	172	8%
Other revenue	9,852	9,149	703	8%	10,496	(644)	(6)%
Total fees and commissions revenue	146,773	165,973	(19,200)	(12)%	160,909	(14,136)	(9)%
Gain (loss) on other assets, net	(377)	452	(829)	N/A	(1,666)	1,289	N/A
Gain (loss) on derivatives, net	31	464	(433)	N/A	(2,527)	2,558	N/A
Gain (loss) on fair value option securities, net	(80)	6,192	(6,272)	N/A	(9,156)	9,076	N/A
Gain on available for sale securities	478	7,967	(7,489)	N/A	3,753	(3,275)	N/A
Total other-than-temporary impairment	(1,436)	—	(1,436)	N/A	(1,138)	(298)	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	(73)	(1,104)	1,031	N/A	586	(659)	N/A
Net impairment losses recognized in earnings	(1,509)	(1,104)	(405)	N/A	(552)	(957)	N/A
Total other operating revenue	$145,316	$179,944	$(34,628)	(19)%	$150,761	$(5,445)	(4)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 47% of total revenue for the third quarter of 2013, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression also may drive growth in our mortgage banking revenue. We expect continued growth in other operating revenue through offering new products and services and by further development of our presence in markets outside of Oklahoma. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer hedging and investment banking increased $1.1 million or 3% over the third quarter of 2012.

Securities trading revenue totaled $17.3 million for the third quarter of 2013, down $1.6 million or 8% compared to the third quarter of 2012. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers. We believe these activities will be permitted under the Volcker Rule of the Dodd-Frank Act.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue decreased $1.5 million compared to the prior year to $545 thousand for the third quarter of 2013 primarily due to decreased activity by our mortgage banking customers.

Revenue earned from retail brokerage transactions increased $3.1 million or 46% over the third quarter of 2012 to $9.8 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions during the quarter. The number of transactions typically increases with market volatility and decreases with market stability.

Investment banking, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $4.7 million for the third quarter of 2013, a $1.0 million or 29% increase over the third quarter of 2012 related to the timing and volume of completed transactions. The increased volume of transactions is primarily the result of the Company's expansion of its municipal financial advisory service capacity, particularly in the Texas market.

Brokerage and trading revenue decreased $536 thousand compared to the second quarter of 2013. Customer hedging revenue decreased $4.6 million primarily from decreased activity by our mortgage banking customers. Securities trading revenue increased $3.1 million primarily due to municipal securities and U.S. government agency securities. Retail brokerage fees were up $674 thousand and investment banking fees were up $273 thousand.

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

Title VII of the Dodd-Frank Act subjects nearly all derivative transactions to Commodity Futures Trading Commission (“CFTC”) or Securities and Exchange Commission (“SEC”) regulations. This includes registration, recordkeeping, reporting, capital, margin and business conduct requirements on major swap dealers and major swap participants. These regulations, which are now largely complete, are comprehensive and establish a wide range of compliance and reporting obligations. However, in the Company's view, these new regulations do not appear to materially limit the Company's ability to effect derivative trades for its customers or materially increase compliance costs.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the third quarter of 2013 increased $2.3 million or 8% over the third quarter of 2012. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $15.3 million, up $800 thousand or 6%, due to increased transaction volumes and increased dollar amount per transaction. Merchant services fees totaled $10.0 million, up $1.1 million or 12% on increased transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.8 million, up $364 thousand or 8% over the third quarter of 2012.

Transaction card revenue was largely unchanged compared to the second quarter of 2013.

Effective October 1, 2011, the Federal Reserve issued its final rule that established a cap on interchange fees banks with more than $10 billion can charge merchants for certain debit card transaction, commonly known as the Durbin Amendment. The final rule has been successfully challenged by retail merchants and merchant trade groups and is currently on appeal. The ultimate resolution of this legal challenge is uncertain.

Trust fees and commissions grew by $4.2 million or 22% over the third quarter of 2012. The acquisition of the Milestone Group by BOK Financial in the third quarter of 2012 added $1.6 billion of fiduciary assets as of September 30, 2013. Trust fees and commissions generated by the Milestone Group were up $1.6 million over the third quarter of 2012. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $29.6 billion at September 30, 2013, $25.2 billion at September 30, 2012 and $28.3 billion at June 30, 2013. Trust fees and commissions were down $911 thousand compared to the second quarter of 2013 primarily due to the seasonal timing of tax service fees.

In addition to trust fees and commissions where we served as a fiduciary, we also earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and BOSC, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $2.3 million for the third quarter of 2013 compared to $1.9 million for the third quarter of 2012 and $1.9 million for the second quarter of 2013.

Deposit service charges and fees decreased $406 thousand or 2% compared to the third quarter of 2012. Overdraft fees totaled $13.2 million for the third quarter of 2013, a decrease of $1.1 million or 8% compared to the third quarter of 2012. Consumers are generally maintaining higher average balances and better managing their accounts to reduce overdraft fees. Commercial account service charge revenue totaled $9.5 million, up $740 thousand or 8% over the prior year. Service charges on deposit accounts with a standard monthly fee were $2.1 million, down $63 thousand or 3% compared to the third quarter of 2012. Deposit service charges and fees increased $780 thousand over the prior quarter on increased overdraft fee volumes.

Mortgage banking revenue decreased $26.8 million compared to the third quarter of 2012. Revenue from originating and marketing mortgage loans totaled $12.5 million, down $27.8 million or 69% compared to the third quarter of 2012. Mortgage loans funded for sale totaled $1.1 billion in the third quarter of 2013, up $34 million over the third quarter of 2012. Outstanding commitments to originate mortgage loans were down $101 million or 22% compared to September 30, 2012. The decrease in mortgage banking revenue compared to third quarter of 2012 was primarily due to an overall narrowing of gain on sale margins and a shift in product mix toward loans with narrower margins. Approximately 39% of loans originated in the third quarter of 2013 were through correspondent channels, up from 9% for the third quarter of 2012. Refinanced mortgage loans decreased to 30% of loans originated in third quarter of 2013 compared to 61% of loans originated in third quarter of 2012.

We expect that the recent increase in mortgage interest rates will decrease future mortgage loan production volume and continue to narrow gain on sale margins. Some of the cost structure of our mortgage banking division is variable related to changes in production volume.

Mortgage servicing revenue increased $1.0 million or 10% over the third quarter of 2012. The outstanding principal balance of mortgage loans serviced for others totaled $13.3 billion, an increase of $1.5 billion over September 30, 2012.

Mortgage banking revenue decreased $13.1 million compared to the second quarter of 2013. Residential mortgage loans funded for sale decreased $116 million over the previous quarter. Outstanding commitments to originate mortgage loans decreased $196 million or 36% compared to June 30, 2013.

Mortgage servicing revenue increased $698 thousand over the prior quarter. The outstanding balance of mortgage loans serviced for others increased $557 million over June 30, 2013.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended Sept. 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2013	Increase (Decrease)	% Increase (Decrease)
	2013	2012
Originating and marketing revenue:
Residential mortgages loan held for sale	$31,047	$40,463	$(9,416)	(23)%	$17,763	$13,284	75%
Residential mortgage loan commitments	12,668	6,512	6,156	95%	(15,052)	27,720	(184)%
Forward sales contracts	(31,167)	(6,618)	(24,549)	371%	23,645	(54,812)	(232)%
Total originating and marketing revenue	12,548	40,357	(27,809)	(69)%	26,356	(13,808)	(52)%
Servicing revenue	10,938	9,909	1,029	10%	10,240	698	7%
Total mortgage revenue	$23,486	$50,266	$(26,780)	(53)%	$36,596	$(13,110)	(36)%

Mortgage loans funded for sale	$1,080,167	$1,046,608	$33,559	3%	$1,196,038	$(115,871)	(10)%
Mortgage loan refinances to total funded	30%	61%			48%

	September 30,		Increase (Decrease)	% Increase (Decrease)		Increase (Decrease)	% Increase (Decrease)
	2013	2012			June 30, 2013
Period end outstanding mortgage commitments	$351,196	$452,129	$(100,933)	(22)%	$547,508	$(196,312)	(36)%
Outstanding principal balance of mortgage loans serviced for others	$13,298,479	$11,756,350	$1,542,129	13%	$12,741,651	$556,828	4%
Net gains on securities, derivatives and other assets

In the third quarter of 2013, we recognized a $478 thousand gain from sales of $356 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential return or sold to reinvest those proceeds into shorter average life securities. In the third quarter of 2012, we recognized an $8.0 million gain from sales of $209 million of available for sale securities and a $3.8 million gain on sales of $1.1 billion of available for sale securities in the second quarter of 2013.

We also maintain a portfolio of residential mortgage-backed securities issued by U.S. government agencies and interest rate derivative contracts designated as an economic hedge of the changes in the fair value of our mortgage servicing rights. The fair value of our mortgage servicing rights fluctuate due to changes in prepayment speeds and other assumptions as more fully described in Note 5 to the Consolidated Financial Statements. As benchmark mortgage rates increase, prepayment speeds slow and the value of our mortgage servicing rights increases. As benchmark mortgage rates fall, prepayment speeds increase and the value of our mortgage servicing rights decreases.

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

Table 4 -- Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012
Gain (loss) on mortgage hedge derivative contracts, net	$31	$(2,526)	$645
Gain (loss) on fair value option securities, net	(89)	(9,102)	5,455
Gain (loss) on economic hedge of mortgage servicing rights	(58)	(11,628)	6,100
Gain (loss) on change in fair value of mortgage servicing rights	(346)	14,315	(9,576)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$(404)	$2,687	$(3,476)

Net interest revenue on fair value option securities	$741	$910	$1,750

Average primary residential mortgage interest rate	4.44%	3.67%	3.55%
Average secondary residential mortgage interest rate	3.51%	2.72%	2.28%

Primary rates disclosed in Table 4 above represent rates generally available to borrowers on 30 year conforming mortgage loans and affect the value of our mortgage servicing rights. Secondary rates represent rates generally paid on 30 year residential mortgage-backed securities guaranteed by U.S. government agencies and affect the value of securities and derivative contracts used as an economic hedge of our mortgage servicing rights. The difference between average primary and secondary rates for the third quarter of 2013 was 93 basis points compared to 95 basis points for the second quarter of 2013 and 127 basis points for the third quarter of 2012.

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized $1.5 million of other-than-temporary impairment losses in earnings during the third quarter of 2013 including a $1.4 million impairment on certain municipal securities and a $140 thousand impairment on certain private-label residential mortgage-backed securities we do not intend to sell. We recognized other-than-temporary impairment losses in earnings of $1.1 million in the third quarter of 2012 and $552 thousand in the second quarter of 2013.

Other Operating Expense

Other operating expense for the third quarter of 2013 totaled $210.6 million, down $11.7 million or 5% compared to the third quarter of 2012. Changes in the fair value of mortgage servicing rights increased operating expense $346 thousand in the third quarter of 2013 and increased operating expense $9.6 million in the third quarter of 2012. Excluding changes in the fair value of mortgage servicing rights, operating expenses decreased $2.5 million or 1% compared to the third quarter of 2012. Personnel expenses increased $3.0 million or 2%. Non-personnel expenses decreased $5.5 million or 6%.

Excluding changes in the fair value of mortgage servicing rights, operating expenses were down $623 thousand compared to the previous quarter. Personnel expenses decreased $2.3 million and non-personnel expenses increased $1.7 million.

Table 5 -- Other Operating Expense
(In thousands)

	Three Months Ended Sept. 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2013	Increase (Decrease)	% Increase (Decrease)
	2013	2012
Regular compensation	$68,483	$66,708	$1,775	3%	$68,319	$164	—%
Incentive compensation:
Cash-based	28,276	30,756	(2,480)	(8)%	31,081	(2,805)	(9)%
Stock-based	11,461	7,214	4,247	59%	9,500	1,961	21%
Total incentive compensation	39,737	37,970	1,767	5%	40,581	(844)	(2)%
Employee benefits	17,579	18,097	(518)	(3)%	19,210	(1,631)	(8)%
Total personnel expense	125,799	122,775	3,024	2%	128,110	(2,311)	(2)%
Business promotion	5,355	6,054	(699)	(12)%	5,770	(415)	(7)%
Charitable contribution to BOKF Foundation	2,062	—	2,062	—%	—	2,062	—%
Professional fees and services	7,183	7,991	(808)	(10)%	8,381	(1,198)	(14)%
Net occupancy and equipment	17,280	16,914	366	2%	16,909	371	2%
Insurance	3,939	3,690	249	7%	4,044	(105)	(3)%
Data processing and communications	25,695	26,486	(791)	(3)%	26,734	(1,039)	(4)%
Printing, postage and supplies	3,505	3,611	(106)	(3)%	3,580	(75)	(2)%
Net losses and operating expenses of repossessed assets	2,014	5,706	(3,692)	(65)%	282	1,732	614%
Amortization of intangible assets	835	742	93	13%	875	(40)	(5)%
Mortgage banking costs	8,753	13,036	(4,283)	(33)%	7,910	843	11%
Change in fair value of mortgage servicing rights	346	9,576	(9,230)	(96)%	(14,315)	14,661	(102)%
Other expense	7,878	5,759	2,119	37%	8,326	(448)	(5)%
Total other operating expense	$210,644	$222,340	$(11,696)	(5)%	$196,606	$14,038	7%

Number of employees (full-time equivalent)	4,626	4,627	(1)	—%	4,712	(86)	(2)%

Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

The increase in personnel expense was primarily due to standard annual merit increases in regular compensation which were effective for the majority of our staff March 1 and increased incentive compensation. Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs increased $1.8 million or 3% over the third quarter of 2012.

Incentive compensation increased $1.8 million or 5% over the third quarter of 2012. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation decreased $2.5 million or 8% over the third quarter of 2012.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense for equity awards increased $1.7 million over the third quarter of 2012. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value. Stock-based compensation expense also includes deferred compensation that will ultimately be settled in cash indexed to the investment performance or changes in earnings per share. Certain executive officers are permitted to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock. Compensation expense reflects changes in the market value of BOK Financial common stock and other investments. Expense based on changes in the fair value of BOK Financial common stock and other investments decreased $304 thousand compared to the the third quarter of 2012. In addition, $7.4 million was accrued in third quarter of 2013 and $4.5 million was accrued in the third quarter of 2012 for the BOK Financial Corp. 2011 True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan is designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. The accrual for the 2011 True-Up Plan totaled $64 million at September 30, 2013. Based on currently available information, amounts estimated to be payable under the 2011 True-Up Plans are approximately $72 million. The final amount due under the 2011 True-Up Plan will be determined as of December 31, 2013 and distributed in 2014. Performance measurement through 2013 may result in future upward or downward adjustments to compensation expense.

Employee benefit expense decreased $518 thousand or 3% compared to the third quarter of 2012 primarily due to decreased employee retirement plan and other benefit costs.
Personnel costs decreased $2.3 million over the second quarter of 2013 primarily due to a seasonal decrease in payroll taxes. Regular compensation expensed was unchanged compared to the prior quarter. Incentive compensation expense decreased $844 thousand. Cash-based incentive compensation, which rewards employees as they generate business opportunities for the Company by growing loans, deposits, customer relationships or other measurable metrics, decreased $2.8 million. Stock-based incentive compensation expense increased $2.0 million. Employee benefits expense decreased $1.6 million primarily due to a $2.1 million seasonal decrease in payroll taxes. Increased employee medical costs were partially offset by a decrease in employee retirement plan costs. The Company self-insures a portion of its employee health care coverage and these costs may be volatile.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, decreased $5.5 million compared to the third quarter of 2012. Mortgage banking costs were down $4.3 million primarily due to a lower provision for potential losses on loans sold to U.S. government agencies under standard representations and warranties. Net losses and operating expenses of repossessed assets were down $3.7 million primarily due to decreased impairment charges based on regularly scheduled appraisal updates. During the third quarter of 2013, the Company made a $2.1 million discretionary contribution to the BOKF Foundation. The BOKF Foundation partners with various charitable organizations to support needs within our communities. All other expenses were up $423 thousand over the third quarter of 2012.

Excluding changes in the fair value of mortgage servicing rights, non-personnel operating expenses increased $1.7 million over the second quarter of 2013 primarily due to the discretionary contribution to the BOKF Foundation during the third quarter. Net losses and operating expenses of repossessed assets increased $1.7 million due to increased impairment charges as a result of regularly scheduled appraisal updates. Professional fees and services were down $1.2 million. Data processing and communications expense decreased $1.0 million compared to the prior quarter due to the benefit from service contract repricings. All other non-personnel expenses increased $171 thousand.

Income Taxes

Income tax expense was $33.5 million or 31% of book taxable income for the third quarter of 2013 compared to $45.8 million or 34% of book taxable income for the third quarter of 2012 and $41.4 million or 34% of book taxable income for the second quarter of 2013. The statute of limitations expired on uncertain income tax positions and the Company adjusted its current income tax liability to amounts on filed tax returns for 2012 during the third quarter of 2013. These adjustments reduced income tax expense by $1.4 million in the third quarter of 2013 and $1.0 million in the third quarter of 2012. The Company also made a charitable contribution to the BOKF Foundation and purchased state transferable tax credits in the third quarter of 2013, which reduced income tax expense by $1.1 million and $860 thousand, respectively. Excluding these items, income tax expense would have been 34% of book taxable income for the third quarter of 2013 and 35% of book taxable income for the third quarter of 2012.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $13 million at September 30, 2013, $13 million at June 30, 2013 and $12 million at September 30, 2012.
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

As shown in Table 6, net income attributable to our lines of business decreased $4.9 million or 8% compared to the third quarter of 2012. The decrease was primarily due to lower mortgage banking revenue, partially offset by growth in other fee-based revenue and lower credit losses.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Commercial Banking	$39,716	$33,351	$117,775	$109,651
Consumer Banking	11,830	22,050	52,575	57,603
Wealth Management	3,965	5,038	10,724	15,130
Subtotal	55,511	60,439	181,074	182,384
Funds Management and other	20,227	26,943	62,559	86,242
Total	$75,738	$87,382	$243,633	$268,626

Commercial Banking

Commercial Banking contributed $39.7 million to consolidated net income in the third quarter of 2013, up $6.4 million or 19% over the third quarter of 2012. Growth in commercial banking net income was largely due to a decrease in net loans charged off and lower repossessed asset costs.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2013	2012			2013	2012
Net interest revenue from external sources	$91,540	$91,381	$159		$272,889	$274,423	$(1,534)
Net interest expense from internal sources	(9,405)	(11,002)	1,597		(27,907)	(34,491)	6,584
Total net interest revenue	82,135	80,379	1,756		244,982	239,932	5,050
Net loans charged off (recovered)	(1,326)	3,253	(4,579)		(219)	10,393	(10,612)
Net interest revenue after net loans charged off (recovered)	83,461	77,126	6,335		245,201	229,539	15,662

Fees and commissions revenue	42,507	40,091	2,416		127,269	116,635	10,634
Gain on financial instruments and other assets, net	2	—	2		83	14,407	(14,324)
Other operating revenue	42,509	40,091	2,418		127,352	131,042	(3,690)

Personnel expense	27,011	25,655	1,356		79,214	76,003	3,211
Net losses and expenses of repossessed assets	2,157	4,908	(2,751)		3,111	10,577	(7,466)
Other non-personnel expense	19,084	19,571	(487)		59,858	56,131	3,727
Corporate allocations	12,717	12,499	218		37,612	38,408	(796)
Total other operating expense	60,969	62,633	(1,664)		179,795	181,119	(1,324)

Income before taxes	65,001	54,584	10,417		192,758	179,462	13,296
Federal and state income tax	25,285	21,233	4,052		74,983	69,811	5,172

Net income	$39,716	$33,351	$6,365		$117,775	$109,651	$8,124

Average assets	$10,460,986	$10,065,208	$395,778		$10,470,800	$9,981,793	$489,007
Average loans	9,722,064	9,117,263	604,801		9,640,823	9,001,334	639,489
Average deposits	9,150,841	8,446,680	704,161		9,141,123	8,338,034	803,089
Average invested capital	911,229	865,157	46,072		900,789	880,777	20,012
Return on average assets	1.51%	1.32%	19	bp	1.50%	1.47%	3	bp
Return on invested capital	17.29%	15.34%	195	bp	17.48%	16.63%	85	bp
Efficiency ratio	48.92%	51.99%	(307)	bp	48.30%	50.80%	(250)	bp
Net charge-offs (annualized) to average loans	(0.05)%	0.14%	(19)	bp	—%	0.15%	(15)	bp

Net interest revenue increased $1.8 million or 2% over the prior year. Growth in net interest revenue was primarily due to a $605 million increase in average loan balances and a $704 million increase in average deposits over the third quarter of 2012, partially offset by reduced yields on loans and deposits sold to our Funds Management unit.

Fees and commissions revenue increased $2.4 million or 6% over the third quarter of 2012 primarily due to a $1.8 million increase in transaction card revenues. Commercial deposit service charges and fees increased $613 thousand over the prior year.

Operating expenses decreased $1.7 million or 3% compared to the third quarter of 2012. Personnel costs increased $1.4 million or 5% primarily due to standard annual merit increases and headcount. Net losses and operating expenses on repossessed assets decreased $2.8 million compared to the third quarter of 2012, primarily due to a decrease in impairment charges based on regularly scheduled appraisal updates. Other non-personnel expenses and corporate expense allocations were largely unchanged.

The average outstanding balance of loans attributed to Commercial Banking increased $605 million to $9.7 billion for the third quarter of 2013. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $9.2 billion for the third quarter of 2013, up $704 million or 8% over the third quarter of 2012. Average balances attributed to our commercial & industrial loan customers increased $248 million or 9%, treasury services customers were up $175 million or 12%, energy customers increased $135 million or 11% and small business customers grew by $117 million or 6% over the third quarter of 2012. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Consumer Banking

Consumer Banking services are provided through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our consumer banking markets and through correspondent loan originators.

Consumer Banking contributed $11.8 million to consolidated net income for the third quarter of 2013, down $10.2 million compared to the third quarter of 2012 primarily due to a decrease in mortgage banking revenue, partially offset by lower mortgage banking costs. Excluding the impact of mortgage banking, net interest revenue was up. Non-personnel expenses and corporate expense allocations were also lower compared to the prior year. Changes in fair value of our mortgage servicing rights, net of economic hedge, increased net income attributed to consumer banking by $247 thousand in the third quarter of 2013, compared to decreasing net income attributed to Consumer Banking by $2.1 million in the third quarter of 2012.

Table 8 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2013	2012			2013	2012
Net interest revenue from external sources	$25,131	$24,862	$269		$74,056	$77,173	$(3,117)
Net interest revenue from internal sources	5,060	5,410	(350)		15,711	15,093	618
Total net interest revenue	30,191	30,272	(81)		89,767	92,266	(2,499)
Net loans charged off	1,331	338	993		3,663	5,991	(2,328)
Net interest revenue after net loans charged off	28,860	29,934	(1,074)		86,104	86,275	(171)

Fees and commissions revenue	48,220	75,942	(27,722)		172,761	196,163	(23,402)
Gain (loss) on financial instruments and other assets, net	(1,288)	4,698	(5,986)		(20,695)	9,237	(29,932)
Other operating revenue	46,932	80,640	(33,708)		152,066	205,400	(53,334)

Personnel expense	22,357	23,270	(913)		68,445	67,481	964
Net losses (gains) and expenses of repossessed assets	(437)	379	(816)		(480)	774	(1,254)
Change in fair value of mortgage servicing rights	346	9,576	(9,230)		(16,627)	13,899	(30,526)
Other non-personnel expense	23,956	29,608	(5,652)		70,070	81,378	(11,308)
Corporate allocations	10,209	11,653	(1,444)		30,714	33,867	(3,153)
Total other operating expense	56,431	74,486	(18,055)		152,122	197,399	(45,277)

Income before taxes	19,361	36,088	(16,727)		86,048	94,276	(8,228)
Federal and state income tax	7,531	14,038	(6,507)		33,473	36,673	(3,200)

Net income	$11,830	$22,050	$(10,220)		$52,575	$57,603	$(5,028)

Average assets	$5,655,914	$5,671,356	$(15,442)		$5,691,406	$5,705,411	$(14,005)
Average loans	2,343,673	2,381,416	(37,743)		2,353,721	2,390,019	(36,298)
Average deposits	5,607,710	5,586,485	21,225		5,631,838	5,592,910	38,928
Average invested capital	293,716	292,280	1,436		295,394	287,888	7,506
Return on average assets	0.83%	1.55%	(72)	bp	1.24%	1.35%	(11)	bp
Return on invested capital	15.98%	30.01%	(1,403)	bp	23.80%	26.73%	(293)	bp
Efficiency ratio	71.53%	61.11%	1,042	bp	64.28%	63.62%	66	bp
Net charge-offs (annualized) to average loans	0.23%	0.06%	17	bp	0.21%	0.33%	(12)	bp
Residential mortgage loans funded for sale	$1,080,167	$1,046,608	$33,559		$3,232,520	$2,634,809	$597,711

	September 30, 2013	September 30, 2012	Increase (Decrease)
Banking locations	220	213	7
Residential mortgage loans servicing portfolio[1]	$14,395,227	$12,853,987	$1,541,240

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from Consumer Banking activities was essentially unchanged compared to the third quarter of 2012. Average loan balances were largely unchanged compared to the third quarter of 2012. Decreased balances of indirect automobile loans were offset by growth in other consumer loans. Net loans charged off by the Consumer Banking unit increased $1.0 million over the third quarter of 2012.

Fees and commissions revenue decreased $27.7 million or 37% compared to the third quarter of 2012 primarily due to a $26.8 million decrease in mortgage banking revenue as a result of narrowed gains on sale margins. Deposit service charges and fees also decreased $1.0 million compared to the prior year primarily due to lower overdraft fees.

Excluding the change in the fair value of mortgage servicing rights, operating expenses decreased $8.8 million compared to the third quarter of 2012. Personnel expenses were down $913 thousand or 4%. Net losses and operating expenses of repossessed assets were down $816 thousand compared to the prior year. Non-personnel expense decreased $5.7 million or 19% primarily due to decreased mortgage banking expenses. Accruals for potential credit losses on loans sold to U.S. government agencies under standard representations and warranties were higher in the prior year. Corporate expense allocations were down $1.4 million compared to the third quarter of 2012.

Average consumer deposits were unchanged compared to the third quarter of 2012. Average demand deposits balances were unchanged. Average interest-bearing transaction accounts increased $161 million or 6%. Average time deposit balances were down $182 million or 10% compared to the prior year.

Our Consumer Banking division originates, markets and services conventional and government-sponsored residential mortgage loans for all of our geographical markets. We funded $1.1 billion of residential mortgage loans in the third quarter of 2013 and $1.1 billion in the third quarter of 2012. Mortgage loan fundings included $1.1 billion of mortgage loans funded for sale in the secondary market and $38 million funded for retention within the consolidated group. Approximately 21% of our mortgage loans funded were in the Oklahoma market, 13% in the Texas market and 11% in the Colorado market. In addition, 37% of our mortgage loan fundings came from correspondent lenders compared to 8% in the third quarter of 2012.

At September 30, 2013, the Consumer Banking division serviced $13.3 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group. Approximately 95% of the mortgage loans serviced by the Consumer Banking division were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $76 million or 0.57% of loans serviced for others at September 30, 2013 compared to $68 million or 0.54% of loans serviced for others at June 30, 2013. Mortgage servicing revenue, including revenue on loans serviced for the consolidated group, totaled $11.4 million, up $789 thousand or 7% over the third quarter of 2012.

Wealth Management

Wealth Management contributed $4.0 million to consolidated net income in third quarter of 2013, down $1.1 million or 21% compared to the third quarter of 2012.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2013	2012			2013	2012
Net interest revenue from external sources	$6,300	$7,064	$(764)		$19,373	$21,340	$(1,967)
Net interest revenue from internal sources	4,837	5,452	(615)		15,209	15,503	(294)
Total net interest revenue	11,137	12,516	(1,379)		34,582	36,843	(2,261)
Net loans charged off	255	509	(254)		1,704	1,680	24
Net interest revenue after net loans charged off	10,882	12,007	(1,125)		32,878	35,163	(2,285)

Fees and commissions revenue	55,530	49,979	5,551		162,720	147,653	15,067
Gain on financial instruments and other assets, net	71	177	(106)		648	452	196
Other operating revenue	55,601	50,156	5,445		163,368	148,105	15,263

Personnel expense	40,891	36,967	3,924		121,483	108,734	12,749
Net losses and expenses of repossessed assets	38	19	19		87	39	48
Other non-personnel expense	9,126	7,789	1,337		27,118	22,041	5,077
Corporate allocations	9,938	9,142	796		30,006	27,691	2,315
Other operating expense	59,993	53,917	6,076		178,694	158,505	20,189

Income before taxes	6,490	8,246	(1,756)		17,552	24,763	(7,211)
Federal and state income tax	2,525	3,208	(683)		6,828	9,633	(2,805)

Net income	$3,965	$5,038	$(1,073)		$10,724	$15,130	$(4,406)

Average assets	$4,385,941	$4,273,386	$112,555		$4,537,922	$4,202,977	$334,945
Average loans	931,894	926,197	5,697		934,338	927,016	7,322
Average deposits	4,176,390	4,193,744	(17,354)		4,373,562	4,129,188	244,374
Average invested capital	206,872	188,755	18,117		204,592	179,772	24,820
Return on average assets	0.36%	0.47%	(11)	bp	0.32%	0.48%	(16)	bp
Return on invested capital	7.62%	10.59%	(297)	bp	7.00%	11.25%	(425)	bp
Efficiency ratio	89.99%	86.27%	372	bp	90.57%	85.91%	466	bp
Net charge-offs (annualized) to average loans	0.11%	0.22%	(11)	bp	0.24%	0.24%	—	bp

	September 30, 2013	September 30, 2012	Increase (Decrease)
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$12,144,305	$10,946,350	$1,197,955
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	2,039,644	1,588,625	451,019
Non-managed trust assets in custody	15,409,191	12,673,301	2,735,890
Total fiduciary assets	29,593,140	25,208,276	4,384,864
Assets held in safekeeping	21,974,293	20,890,178	1,084,115
Brokerage accounts under BOKF administration	4,782,980	4,329,872	453,108
Assets under management or in custody	$56,350,413	$50,428,326	$5,922,087

Net interest revenue for the third quarter of 2013 was down $1.4 million or 11% compared to the third quarter of 2012. Growth in average assets was largely due to funds sold to the Funds Management unit and was offset by lower yields. Average deposit balances were unchanged compared to the prior year. Interest-bearing transaction account balances grew by $23 million and non-interest bearing demand deposits were up $7 million. Higher-costing time deposit balances decreased $51 million. Average loan balances were largely unchanged compared to the prior year. Residential mortgage loans previously originated by our Wealth Management division decreased, offset by growth in lower yielding consumer loan balances. Net loans charged off decreased $254 thousand over the third quarter of 2012 to $255 thousand or 0.11% of average loans on an annualized basis.

Fees and commissions revenue was up $5.6 million or 11% over the third quarter of 2012. Trust fees and commissions were up $4.2 million or 22%. The acquisition of The Milestone Group, a Denver based investment adviser to high net worth clients in the third quarter of 2012 added $1.6 million of revenue in the third quarter of 2013 compared to $1.1 million in the third quarter of 2012. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Brokerage and trading revenue increased $1.5 million or 5%. Growth in retail brokerage revenue and investment banking was partially offset by the effect of decreased hedging activity by mortgage banking customers.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the third quarter of 2013, the Wealth Management division participated in 129 underwritings that totaled $2.0 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $718 million of these underwritings. In the third quarter of 2012, the Wealth Management division participated in 132 underwritings that totaled approximately $1.8 billion. Our interest in these underwritings totaled approximately $542 million.

Operating expenses increased $6.1 million or 11% over the third quarter of 2012. Operating expenses were up $1.5 million related to The Milestone Group acquisition, including a $971 thousand increase in personnel expenses and a $553 thousand increase in non-personnel expenses. Excluding the impact of the Milestone acquisition, personnel expenses increased $3.0 million including a $1.8 million increase in regular compensation and $678 thousand increase in incentive compensation. Non-personnel expenses increased $801 thousand, including amortization of identifiable intangible assets, and corporate expense allocations increased $796 thousand.

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

Table 10 -- Net Income (Loss) by Geographic Region
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Bank of Oklahoma	$28,689	$27,662	$88,180	$99,053
Bank of Texas	13,668	12,596	39,917	36,948
Bank of Albuquerque	4,133	6,623	14,366	15,987
Bank of Arkansas	979	2,012	6,092	9,635
Colorado State Bank & Trust	4,506	6,317	16,559	12,076
Bank of Arizona	1,080	(76)	4,239	(2,854)
Bank of Kansas City	1,446	2,782	5,733	7,363
Subtotal	54,501	57,916	175,086	178,208
Funds Management and other	21,238	29,468	68,547	90,418
Total	$75,739	$87,384	$243,633	$268,626
Bank of Oklahoma

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. Oklahoma is a significant market to the Company, representing 44% of our average loans, 53% of our average deposits and 38% of our consolidated net income in the third quarter of 2013. In addition, all of our mortgage servicing activity, TransFund EFT network and 63% of our fiduciary assets are attributed to the Oklahoma market.

Net income generated by the Bank of Oklahoma in the third quarter of 2013 increased $1.0 million or 4% over the third quarter of 2012. Changes in the fair value of our mortgage servicing rights, net of economic hedge, decreased net income attributed to the Bank of Oklahoma by $247 thousand in the third quarter of 2013 compared to decreasing net income attributed to the Bank of Oklahoma by $2.1 million in the third quarter of 2012.

Table 11 -- Bank of Oklahoma
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2013	2012			2013	2012
Net interest revenue	$55,939	$60,135	$(4,196)		$168,868	$179,600	$(10,732)
Net loans charged off (recovered)	(120)	6,486	(6,606)		(246)	11,566	(11,812)
Net interest revenue after net loans charged off (recovered)	56,059	53,649	2,410		169,114	168,034	1,080

Fees and commissions revenue	77,127	85,699	(8,572)		230,430	246,188	(15,758)
Gain (loss) on financial instruments and other assets, net	(1,215)	4,876	(6,091)		(20,354)	25,446	(45,800)
Other operating revenue	75,912	90,575	(14,663)		210,076	271,634	(61,558)

Personnel expense	40,423	37,378	3,045		117,695	112,452	5,243
Net losses (gains) and expenses of repossessed assets	(10)	257	(267)		146	2,252	(2,106)
Change in fair value of mortgage servicing rights	346	9,577	(9,231)		(16,627)	13,900	(30,527)
Other non-personnel expense	37,798	43,410	(5,612)		115,707	121,785	(6,078)
Corporate allocations	6,460	8,329	(1,869)		17,948	27,162	(9,214)
Total other operating expense	85,017	98,951	(13,934)		234,869	277,551	(42,682)

Income before taxes	46,954	45,273	1,681		144,321	162,117	(17,796)
Federal and state income tax	18,265	17,611	654		56,141	63,064	(6,923)

Net income	$28,689	$27,662	$1,027		$88,180	$99,053	$(10,873)

Average assets	$11,024,084	$11,347,373	$(323,289)		$11,339,495	$11,423,645	$(84,150)
Average loans	5,516,005	5,724,825	(208,820)		5,569,385	5,725,743	(156,358)
Average deposits	10,267,229	10,241,120	26,109		10,509,664	10,256,584	253,080
Average invested capital	553,274	548,057	5,217		552,590	549,533	3,057
Return on average assets	1.03%	0.97%	6	bp	1.04%	1.16%	(12)	bp
Return on invested capital	20.57%	20.08%	49	bp	21.34%	24.08%	(274)	bp
Efficiency ratio	63.63%	61.28%	235	bp	62.98%	61.92%	106	bp
Net charge-offs (annualized) to average loans	(0.01)%	0.45%	(46)	bp	(0.01)%	0.27%	(28)	bp
Residential mortgage loans funded for sale	$639,328	$459,368	$179,960		$1,697,095	$1,189,222	$507,873

Net interest revenue decreased $4.2 million or 7% compared to the third quarter of 2012. Average loan balances were down $209 million and loan yields decreased. Net interest earned on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights declined by $881 thousand due to a $106 million reduction in the average balance of this portfolio. The favorable net interest impact of the $26 million increase in average deposit balances was offset by lower yields on funds sold to the Funds Management unit.

Fees and commission revenue was down $8.6 million compared to the third quarter of 2012 largely due to a decrease in mortgage banking revenue. Revenue growth from increased loan production was offset by an overall narrowing of gain on sale margins and a shift in product mix. Transaction card revenue was up $1.5 million on increased transaction volumes. Brokerage and trading revenue was up $1.4 million primarily due to growth in retail brokerage revenue.

Excluding the change in the fair value of mortgage servicing rights, other operating expenses were down $4.7 million compared to the prior year. Personnel expenses were up $3.0 million or 8% primarily due to increased incentive compensation expense and annual merit increases. Non-personnel expenses were down $5.6 million or 13% due primarily to decreased mortgage banking costs and data processing expenses. Accruals for potential losses on loans sold to U.S. government agencies under standard representations and warranties were higher in the prior year. Net losses and operating expenses of repossessed assets were down $267 thousand compared to the third quarter of 2012. Corporate expense allocations were down $1.9 million compared to the prior year.

Oklahoma had a net recovery of $120 thousand for third quarter of 2013 compared to net charge-offs of $6.5 million or 0.45% of average loans on an annualized basis for the third quarter of 2012.

Average deposits attributed to the Bank of Oklahoma for the third quarter of 2013 increased $26 million compared to the prior year. Commercial Banking deposit balances increased $148 million or 3% over the prior year. Increased deposits related to energy and treasury services customers were partially offset by decreased average balances from commercial & industrial and healthcare customers. Consumer deposits also increased $34 million over the third quarter of 2012. Wealth Management deposits decreased $156 million compared to the third quarter of 2012 primarily due to decreased trust deposits.

Bank of Texas

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas. Texas is our second largest market with 35% of our average loans, 25% of our average deposits and 18% of our consolidated net income in the third quarter of 2013.

Table 12 -- Bank of Texas
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2013	2012			2013	2012
Net interest revenue	$37,496	$35,562	$1,934		$112,234	$106,545	$5,689
Net loans charged off (recovered)	(70)	1,780	(1,850)		2,958	4,911	(1,953)
Net interest revenue after net loans charged off (recovered)	37,566	33,782	3,784		109,276	101,634	7,642

Fees and commissions revenue	23,296	23,033	263		72,470	64,303	8,167
Gain on financial instruments and other assets, net	—	—	—		81	188	(107)
Other operating revenue	23,296	23,033	263		72,551	64,491	8,060

Personnel expense	21,755	20,470	1,285		64,909	60,528	4,381
Net losses and expenses of repossessed assets	217	1,125	(908)		647	1,542	(895)
Other non-personnel expense	6,027	6,076	(49)		19,045	18,190	855
Corporate allocations	11,507	9,463	2,044		34,855	28,134	6,721
Total other operating expense	39,506	37,134	2,372		119,456	108,394	11,062

Income before taxes	21,356	19,681	1,675		62,371	57,731	4,640
Federal and state income tax	7,688	7,085	603		22,454	20,783	1,671

Net income	$13,668	$12,596	$1,072		$39,917	$36,948	$2,969

Average assets	$5,332,851	$5,060,350	$272,501		$5,330,539	$5,016,112	$314,427
Average loans	4,291,909	3,827,175	464,734		4,222,012	3,786,717	435,295
Average deposits	4,849,171	4,538,400	310,771		4,839,832	4,500,972	338,860
Average invested capital	503,829	476,027	27,802		497,541	481,220	16,321
Return on average assets	1.02%	0.99%	3	bp	1.00%	0.98%	2	bp
Return on invested capital	10.76%	10.53%	23	bp	10.73%	10.26%	47	bp
Efficiency ratio	64.99%	63.37%	162	bp	64.67%	63.44%	123	bp
Net charge-offs (annualized) to average loans	(0.01)%	0.19%	(20)	bp	0.09%	0.17%	(8)	bp
Residential mortgage loans funded for sale	$132,836	$145,638	$(12,802)		$423,156	$358,144	$65,012

Net income for the Bank of Texas increased $1.1 million or 9% over the third quarter of 2012. Net interest revenue was up and net loans charged off declined from the prior year, partially offset by an increase in operating expenses.

Net interest revenue increased $1.9 million or 5% over the third quarter of 2012 primarily due to decreased deposit costs and growth of the loan portfolio and average deposit balances. Average outstanding loans grew by $465 million or 12% over the third quarter of 2012 and average deposits increased by $311 million or 7%.

Fees and commissions revenue increased $263 thousand or 1% over the third quarter of 2012. Mortgage banking revenue decreased $2.8 million or 39% compared to the prior year on lower gains on sale margins. Brokerage and trading revenue grew by $1.9 million or 49% primarily due to increased retail brokerage fees and investment banking revenue. Trust fees and commissions, transaction card revenue and deposit service charges and fees all increased over the prior year.

Operating expenses increased $2.4 million or 6% over the third quarter of 2012. Personnel costs were up $1.3 million or 6% primarily due to increased incentive compensation in addition to growth in head count and annual merit increases. Net losses and operating expenses of repossessed assets decreased $908 thousand compared to the third quarter of 2012 due primarily to lower impairment charges based on regularly scheduled appraisal updates. Non-personnel expenses were unchanged and corporate expense allocations were up $2.0 million on increased customer transaction activity.

Texas had a $70 thousand net recovery for the third quarter of 2013, compared to net charge-offs of $1.8 million or 0.19% of average loans for the third quarter of 2012 on an annualized basis.

Bank of Albuquerque

Net income attributable to the Bank of Albuquerque totaled $4.1 million or 5% of consolidated net income, down $2.5 million or 38% from the third quarter of 2012 primarily due to decreased mortgage banking revenue and increased net loans charged off, partially offset by decreased operating expenses. Net interest revenue was up $305 thousand over the third quarter of 2012. Average loan balances grew by $69 million over the prior year, primarily due to commercial loan growth. Average deposit balances were up $33 million or 3% over the prior year. Net loans charged off totaled $1.0 million or 0.50% of average loans on annualized basis in the third quarter of 2013 compared to net loans charged off of $232 thousand or 0.13% of average loans on an annualized basis in the third quarter of 2012.

Fees and commissions revenue decreased $4.6 million or 34% over the prior year primarily due to a $5.0 million decrease in mortgage banking revenue. Other operating expense decreased $982 thousand or 9%. Personnel expenses were down $498 thousand primarily due to decreased regular compensation expense. Net losses and operating expenses of repossessed assets and non-personnel expenses were largely unchanged compared to the prior year. Corporate expense allocations were down $728 thousand.

Table 13 -- Bank of Albuquerque
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2013	2012			2013	2012
Net interest revenue	$9,177	$8,872	$305		$26,912	$25,737	$1,175
Net loans charged off	985	232	753		5,373	888	4,485
Net interest revenue after net loans charged off	8,192	8,640	(448)		21,539	24,849	(3,310)

Other operating revenue – fees and commission	9,075	13,685	(4,610)		35,545	34,793	752

Personnel expense	4,770	5,268	(498)		15,678	15,013	665
Net losses (gains) and expenses of repossessed assets	126	22	104		271	(112)	383
Other non-personnel expense	2,129	1,989	140		6,347	6,067	280
Corporate allocations	3,478	4,206	(728)		11,276	12,508	(1,232)
Total other operating expense	10,503	11,485	(982)		33,572	33,476	96

Income before taxes	6,764	10,840	(4,076)		23,512	26,166	(2,654)
Federal and state income tax	2,631	4,217	(1,586)		9,146	10,179	(1,033)

Net income	$4,133	$6,623	$(2,490)		$14,366	$15,987	$(1,621)

Average assets	$1,465,981	$1,415,978	$50,003		$1,426,032	$1,377,440	$48,592
Average loans	777,449	708,760	68,689		763,416	707,809	55,607
Average deposits	1,328,049	1,295,201	32,848		1,302,380	1,251,766	50,614
Average invested capital	80,226	78,457	1,769		80,217	79,688	529
Return on average assets	1.12%	1.86%	(74)	bp	1.35%	1.55%	(20)	bp
Return on invested capital	20.43%	33.58%	(1,315)	bp	23.94%	26.80%	(286)	bp
Efficiency ratio	57.54%	50.92%	662	bp	53.75%	55.30%	(155)	bp
Net charge-offs (recovered) to average loans (annualized)	0.50%	0.13%	37	bp	0.94%	0.17%	77	bp
Residential mortgage loans funded for sale	$90,462	$153,460	$(62,998)		$399,125	$394,701	$4,424

Bank of Arkansas

Net income attributable to the Bank of Arkansas decreased $1.0 million compared to the third quarter of 2012. Net interest revenue decreased $400 thousand. Average loan balances were down $28 million or 14% primarily due to a decrease in multifamily residential sector loans and the continued runoff of indirect automobile loans. Average deposits grew $18 million or 9% over the prior year.

Fees and commissions revenue was down $750 thousand compared to the prior year primarily due to decreased securities trading revenue at our Little Rock office and decreased mortgage banking revenue. Other operating expenses were up $1.6 million primarily due to increased corporate expense allocations.

Table 14 -- Bank of Arkansas
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2013	2012			2013	2012
Net interest revenue	$1,358	$1,758	$(400)		$4,295	$8,267	$(3,972)
Net loans charged off (recovered)	(85)	934	(1,019)		(224)	(1,168)	944
Net interest revenue after net loans charged off (recovered)	1,443	824	619		4,519	9,435	(4,916)

Other operating revenue – fees and commissions	11,927	12,677	(750)		38,597	36,428	2,169

Personnel expense	6,397	6,100	297		19,094	17,731	1,363
Net losses and expenses of repossessed assets	1,045	85	960		1,277	160	1,117
Other non-personnel expense	1,110	1,125	(15)		3,412	3,708	(296)
Corporate allocations	3,216	2,898	318		9,362	8,494	868
Total other operating expense	11,768	10,208	1,560		33,145	30,093	3,052

Income before taxes	1,602	3,293	(1,691)		9,971	15,770	(5,799)
Federal and state income tax	623	1,281	(658)		3,879	6,135	(2,256)

Net income	$979	$2,012	$(1,033)		$6,092	$9,635	$(3,543)

Average assets	$324,481	$226,898	$97,583		$272,821	$249,117	$23,704
Average loans	176,318	204,278	(27,960)		171,820	229,222	(57,402)
Average deposits	226,704	208,229	18,475		219,916	210,193	9,723
Average invested capital	18,689	18,306	383		18,207	20,258	(2,051)
Return on average assets	1.20%	3.53%	(233)	bp	2.99%	5.17%	(218)	bp
Return on invested capital	20.78%	43.72%	(2,294)	bp	44.74%	63.53%	(1,879)	bp
Efficiency ratio	88.58%	70.72%	1,786	bp	77.28%	67.33%	995	bp
Net recoveries to average loans (annualized)	(0.19)%	1.82%	(201)	bp	(0.17)%	(0.68)%	51	bp
Residential mortgage loans funded for sale	$28,621	$28,789	$(168)		$86,800	$79,543	$7,257

Colorado State Bank & Trust

Net income attributed to Colorado State Bank & Trust decreased $1.8 million or 29% compared to the third quarter of 2012 to $4.5 million. Colorado State Bank & Trust experienced a net recovery of $699 thousand in the third quarter of 2013, compared to a net recovery of $2.4 million in the third quarter of 2012. Net interest revenue increased $691 thousand due primarily to a $57 million or 6% increase in average loans outstanding and lower deposit costs, partially offset by decreased yield on funds sold to the Funds Management unit. Average deposits grew $59 million or 5% over the third quarter of 2012. Interest-bearing transaction deposits grew by $64 million and demand deposits were up $35 million, partially offset by a $44 million decrease in time deposits.

Fees and commissions revenue was down $1.2 million over the third quarter of 2012. Trust fees and commissions increased $1.9 million due primarily to the acquisition of the Milestone Group during the third quarter of 2012. The Milestone Group is a Denver-based registered investment adviser which provides wealth management services to high net worth clients in Colorado and Nebraska. Mortgage banking revenue decreased $3.2 million due to lower gains on sale margins. Operating expenses were up $824 thousand over the prior year primarily due to the Milestone Group acquisition. Personnel expenses were up $790 thousand, and non-personnel expenses were up $268 thousand.

Table 15 -- Colorado State Bank & Trust
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2013	2012			2013	2012
Net interest revenue	$9,869	$9,178	$691		$29,774	$26,678	$3,096
Net loans charged off (recovered)	(699)	(2,367)	1,668		(2,710)	(70)	(2,640)
Net interest revenue after net loans charged off (recovered)	10,568	11,545	(977)		32,484	26,748	5,736

Other operating revenue – fees and commissions revenue	11,115	12,277	(1,162)		36,526	28,846	7,680

Personnel expense	7,875	7,085	790		23,479	19,123	4,356
Net losses and expenses of repossessed assets	196	144	52		28	216	(188)
Other non-personnel expense	2,314	2,046	268		6,770	4,823	1,947
Corporate allocations	3,923	4,209	(286)		11,631	11,667	(36)
Total other operating expense	14,308	13,484	824		41,908	35,829	6,079

Income before taxes	7,375	10,338	(2,963)		27,102	19,765	7,337
Federal and state income tax	2,869	4,021	(1,152)		10,543	7,689	2,854

Net income	$4,506	$6,317	$(1,811)		$16,559	$12,076	$4,483

Average assets	$1,376,419	$1,294,910	$81,509		$1,380,544	$1,300,638	$79,906
Average loans	1,016,173	958,842	57,331		1,048,439	890,021	158,418
Average deposits	1,334,937	1,276,068	58,869		1,343,124	1,288,010	55,114
Average invested capital	147,463	130,633	16,830		147,860	123,235	24,625
Return on average assets	1.30%	1.94%	(64)	bp	1.60%	1.24%	36	bp
Return on invested capital	12.12%	19.24%	(712)	bp	14.97%	13.09%	188	bp
Efficiency ratio	68.19%	62.85%	534	bp	63.21%	64.53%	(132)	bp
Net charge-offs (recoveries) to average loans (annualized)	(0.27)%	(0.98)%	71	bp	(0.35)%	(0.01)%	(34)	bp
Residential mortgage loans funded for sale	$111,079	$145,306	$(34,227)		$348,914	$338,121	$10,793

Bank of Arizona

Bank of Arizona had net income of $1.1 million for the third quarter of 2013 compared to a net loss of $76 thousand for the third quarter of 2012. Net loans charged off totaled $345 thousand or 0.20% of average loans on an annualized basis for the third quarter of 2013 compared to a net recovery of $1.4 million in the third quarter of 2012.

Net interest revenue increased $1.3 million or 31% over the third quarter of 2012. Average loan balances were up $124 million or 22% over the third quarter of 2012. Average deposits were up $206 million or 58% over the third quarter of 2012. Interest-bearing transaction account balances increased $165 million and demand deposit balances increased $37 million both primarily due to growth in commercial and wealth management deposits.

Fees and commissions revenue was down $353 thousand primarily due to increased mortgage banking revenue. Trust fees and commissions and transaction card revenues both increased over the prior year. Other operating expense decreased $2.6 million or 32% compared to the third quarter of 2012. Personnel expenses increased due to increased headcount and annual merit increases. Net losses and operating expenses of repossessed assets totaled $163 thousand in the third quarter of 2013 compared to $3.6 million in the third quarter of 2012. Impairment charges against repossessed assets based on regularly scheduled appraisal updates were less than the prior year. Non-personnel expenses were unchanged and corporate allocations increased due to increased customer transaction activity.

Table 16 -- Bank of Arizona
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2013	2012			2013	2012
Net interest revenue	$5,605	$4,270	$1,335		$15,573	$12,497	$3,076
Net loans charged off (recovered)	345	(1,391)	1,736		(249)	3,029	(3,278)
Net interest revenue after net loans charged off (recovered)	5,260	5,661	(401)		15,822	9,468	6,354

Fees and commissions revenue	2,243	2,596	(353)		8,362	6,949	1,413
Gain on financial instruments and other assets, net	—	—	—		310	—	310
Other operating revenue	2,243	2,596	(353)		8,672	6,949	1,723

Personnel expense	3,009	2,639	370		9,200	7,634	1,566
Net losses and expenses of repossessed assets	163	3,616	(3,453)		293	7,284	(6,991)
Other non-personnel expense	876	860	16		2,814	2,484	330
Corporate allocations	1,687	1,267	420		5,249	3,686	1,563
Total other operating expense	5,735	8,382	(2,647)		17,556	21,088	(3,532)

Income (loss) before taxes	1,768	(125)	1,893		6,938	(4,671)	11,609
Federal and state income tax	688	(49)	737		2,699	(1,817)	4,516

Net income (loss)	$1,080	$(76)	$1,156		$4,239	$(2,854)	$7,093

Average assets	$731,940	$625,593	$106,347		$690,075	$609,923	$80,152
Average loans	690,975	567,198	123,777		643,790	553,260	90,530
Average deposits	560,638	354,865	205,773		565,362	288,533	276,829
Average invested capital	66,442	60,261	6,181		64,160	60,835	3,325
Return on average assets	0.59%	(0.05)%	64	bp	0.82%	(0.63)%	145	bp
Return on invested capital	6.45%	(0.50)%	695	bp	8.83%	(6.27)%	1,510	bp
Efficiency ratio	73.08%	122.08%	(4,900)	bp	73.35%	108.44%	(3,509)	bp
Net charge-offs (recoveries) to average loans (annualized)	0.20%	(0.98)%	118	bp	(0.05)%	0.73%	(78)	bp
Residential mortgage loans funded for sale	$27,154	$29,340	$(2,186)		$101,002	$70,261	$30,741

Bank of Kansas City

Net income attributed to the Bank of Kansas City was $1.4 million for the third quarter of 2013 compared to $2.8 million for the third quarter of 2012. Net interest revenue increased $630 thousand or 19%. Average loan balances increased $95 million or 22% and average deposit balances were up $55 million or 18%. Demand deposit balances grew $89 million due primarily to commercial account balances. Interest-bearing transaction account balances were down $27 million and higher costing time deposit balances decreased by $6.8 million. Bank of Kansas City had a net recovery of $57 thousand for the third quarter of 2013 compared to net charge-offs of $43 thousand for the third quarter of 2012.

Fees and commissions revenue decreased $3.6 million or 34% compared the prior year primarily due to decreased mortgage banking revenue and brokerage and trading revenue. Trust fees and commissions and deposit service charges and fees grew over the prior year. Personnel costs were down $578 thousand primarily due to reduced incentive compensation expense, partially offset by annual merit increases and growth in headcount. Non-personnel expense increased $297 thousand and corporate expense allocations decreased by $395 thousand.

Table 17 -- Bank of Kansas City
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2013	2012			2013	2012
Net interest revenue	$4,032	$3,402	$630		$11,663	$9,755	$1,908
Net loans charged off (recovered)	(57)	43	(100)		91	(113)	204
Net interest revenue after net loans charged off (recovered)	4,089	3,359	730		11,572	9,868	1,704

Other operating revenue – fees and commission	7,168	10,798	(3,630)		25,036	28,729	(3,693)

Personnel expense	4,884	5,462	(578)		15,007	15,018	(11)
Net losses and expenses of repossessed assets	22	58	(36)		54	49	5
Other non-personnel expense	1,500	1,203	297		4,471	3,287	1,184
Corporate allocations	2,485	2,880	(395)		7,693	8,193	(500)
Total other operating expense	8,891	9,603	(712)		27,225	26,547	678

Income before taxes	2,366	4,554	(2,188)		9,383	12,050	(2,667)
Federal and state income tax	920	1,772	(852)		3,650	4,687	(1,037)

Net income	$1,446	$2,782	$(1,336)		$5,733	$7,363	$(1,630)

Average assets	$544,304	$460,744	$83,560		$528,303	$446,770	$81,533
Average loans	528,801	433,798	95,003		510,020	425,597	84,423
Average deposits	368,212	313,024	55,188		366,244	264,073	102,171
Average invested capital	40,619	33,460	7,159		39,059	32,800	6,259
Return on average assets	1.05%	2.40%	(135)	bp	1.45%	2.20%	(75)	bp
Return on invested capital	14.12%	33.08%	(1,896)	bp	19.62%	29.99%	(1,037)	bp
Efficiency ratio	79.38%	67.63%	1,175	bp	74.18%	68.98%	520	bp
Net charge-offs (annualized) to average loans	(0.04)%	0.04%	(8)	bp	0.02%	(0.04)%	6	bp
Residential mortgage loans funded for sale	$50,687	$84,707	$(34,020)		$176,428	$204,817	$(28,389)

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, support customer transactions, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of September 30, 2013, December 31, 2012 and September 30, 2012.

At September 30, 2013, the carrying value of investment (held-to-maturity) securities was $644 million and the fair value was $654 million. Investment securities consist primarily of long-term, fixed rate Oklahoma municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $83 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $10.4 billion at September 30, 2013, a decrease of $290 million from June 30, 2013. The decrease was primarily in U.S. government agency residential mortgage-backed securities partially offset by an increase in U.S. government agency backed commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At September 30, 2013, residential mortgage-backed securities represented 79% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the residential mortgage-backed securities portfolio at September 30, 2013 is 3.3 years. Management estimates the duration extends to 3.8 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 3.1 years assuming a 50 basis point decline in the current rate environment. Net unamortized premiums are less than 1% of the available for sale securities portfolio amortized cost.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At September 30, 2013, approximately $7.9 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $8.0 billion at September 30, 2013.

We also hold amortized cost of $228 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $65 million from June 30, 2013. The decrease was due to the sale of approximately $45 million in amortized cost during the third quarter and cash received from paydowns. Other-than-temporary impairment losses charged against earnings related to privately issued mortgage-backed securities totaled $140 thousand during the third quarter of 2013. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $231 million at September 30, 2013.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $118 million of Jumbo-A residential mortgage loans and $109 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage-backed securities held that were originated in 2007 and 2006. The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 10.2% and has been fully absorbed as of September 30, 2013. The Jumbo-A residential mortgage-backed securities had original credit enhancement of 9.7% and the current level is 4.0%. Approximately 80% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 33% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $132 million at September 30, 2013, compared to $99 million at June 30, 2013. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. Other-than-temporary impairment charges of $1.5 million were recognized in earnings in the third quarter of 2013 including $140 thousand of credit impairment related to certain privately issued residential mortgage-backed securities that we do not intend to sell and $1.4 million related to certain municipal securities which the Company now intends to sell prior to recovery of its amortized cost based on a tentative settlement offer from the securities issuer.

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
Bank-Owned Life Insurance

We have approximately $282 million of bank-owned life insurance at September 30, 2013. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $251 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At September 30, 2013, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $263 million. As the underlying fair value of the investments held in a separate account at September 30, 2013 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $31 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.4 billion at September 30, 2013, a decrease of $91 million compared to June 30, 2013.

Table 18 -- Loans
(In thousands)

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Commercial:
Energy	$2,311,991	$2,384,746	$2,349,432	$2,460,659	$2,416,877
Services	2,148,551	2,204,253	2,114,799	2,164,186	1,967,568
Wholesale/retail	1,181,806	1,175,543	1,085,000	1,106,439	1,060,061
Manufacturing	382,460	386,133	399,818	348,484	343,360
Healthcare	1,160,212	1,118,810	1,081,636	1,081,406	1,022,851
Integrated food services	141,440	163,551	173,800	191,106	200,453
Other commercial and industrial	244,615	275,084	213,820	289,632	255,737
Total commercial	7,571,075	7,708,120	7,418,305	7,641,912	7,266,907

Commercial real estate:
Construction and land development	216,456	225,654	237,829	253,093	293,733
Retail	556,918	553,412	584,279	522,786	535,456
Office	422,043	459,558	420,644	427,872	414,246
Multifamily	520,454	500,452	460,474	402,896	393,129
Industrial	245,022	253,990	237,049	245,994	183,846
Other real estate	388,336	324,030	344,885	376,358	356,862
Total commercial real estate	2,349,229	2,317,096	2,285,160	2,228,999	2,177,272

Residential mortgage:
Permanent mortgage	1,078,661	1,095,871	1,091,575	1,123,965	1,138,960
Permanent mortgages guaranteed by U.S. government agencies	163,919	156,887	162,419	160,444	162,271
Home equity	792,185	787,027	758,456	760,631	715,072
Total residential mortgage	2,034,765	2,039,785	2,012,450	2,045,040	2,016,303

Consumer:
Indirect automobile	10,757	16,555	24,368	34,735	47,281
Other consumer	384,274	359,226	353,281	360,770	324,604
Total consumer	395,031	375,781	377,649	395,505	371,885

Total	$12,350,100	$12,440,782	$12,093,564	$12,311,456	$11,832,367

Outstanding commercial loan balances decreased $137 million compared to June 30, 2013. Commercial loan balances grew in all the geographical markets except for Oklahoma and Colorado. Commercial real estate loans grew by $32 million during the third quarter of 2013, primarily in the Texas and Colorado markets. Residential mortgage loans were down $5.0 million compared to June 30, 2013. Consumer loans were up $19 million over June 30, 2013 primarily due to the growth in other consumer loans in the Texas market.

A breakdown by geographical market follows on Table 19 with discussion of changes in the balance by portfolio and geography. This breakdown may not always represent the location of the borrower or the collateral.

Table 19 -- Loans by Principal Market
(In thousands)

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Bank of Oklahoma:
Commercial	$2,801,979	$2,993,247	$2,853,608	$3,089,686	$3,015,621
Commercial real estate	564,141	569,780	568,500	580,694	598,667
Residential mortgage	1,497,027	1,503,457	1,468,434	1,488,486	1,466,590
Consumer	207,360	211,744	207,662	220,096	197,457
Total Bank of Oklahoma	5,070,507	5,278,228	5,098,204	5,378,962	5,278,335

Bank of Texas:
Commercial	2,858,970	2,849,888	2,718,050	2,726,925	2,572,928
Commercial real estate	853,857	813,659	800,577	771,796	712,899
Residential mortgage	263,945	263,916	272,406	275,408	268,250
Consumer	129,144	105,390	110,060	116,252	108,854
Total Bank of Texas	4,105,916	4,032,853	3,901,093	3,890,381	3,662,931

Bank of Albuquerque:
Commercial	325,542	296,036	271,075	265,830	267,467
Commercial real estate	306,914	314,871	332,928	326,135	316,040
Residential mortgage	131,756	133,058	129,727	130,337	120,606
Consumer	14,583	14,364	14,403	15,456	15,883
Total Bank of Albuquerque	778,795	758,329	748,133	737,758	719,996

Bank of Arkansas:
Commercial	73,063	61,414	54,191	62,049	48,097
Commercial real estate	84,364	85,546	88,264	90,821	119,306
Residential mortgage	10,466	10,691	11,285	13,046	12,939
Consumer	9,426	11,819	13,943	15,421	19,720
Total Bank of Arkansas	177,319	169,470	167,683	181,337	200,062

Colorado State Bank & Trust:
Commercial	748,331	786,262	822,942	776,610	708,223
Commercial real estate	158,320	146,137	171,251	173,327	158,387
Residential mortgage	66,475	62,490	56,052	59,363	59,395
Consumer	22,592	23,148	20,990	19,333	19,029
Total Colorado State Bank & Trust	995,718	1,018,037	1,071,235	1,028,633	945,034

Bank of Arizona:
Commercial	379,817	355,698	326,266	313,296	300,544
Commercial real estate	250,129	258,938	229,020	201,760	204,164
Residential mortgage	49,109	51,774	54,285	57,803	65,513
Consumer	7,059	4,947	5,664	4,686	6,150
Total Bank of Arizona	686,114	671,357	615,235	577,545	576,371

Bank of Kansas City:
Commercial	383,373	365,575	372,173	407,516	354,027
Commercial real estate	131,504	128,165	94,620	84,466	67,809
Residential mortgage	15,987	14,399	20,261	20,597	23,010
Consumer	4,867	4,369	4,927	4,261	4,792
Total Bank of Kansas City	535,731	512,508	491,981	516,840	449,638

Total BOK Financial loans	$12,350,100	$12,440,782	$12,093,564	$12,311,456	$11,832,367

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

The healthcare sector loans grew $41 million over June 30, 2013. This growth was offset by decreases of $73 million in energy sector loans, $56 million in service sector loans, $30 million in integrated food service sector loans and $30 million in other commercial and industrial sector loans. Commercial loans attributed to the New Mexico market were up $30 million and commercial loans attributed to the Arizona market were up $24 million over June 30, 2013. Commercial loans also grew in the Kansas/Missouri, Arkansas and Texas markets. This loan growth was offset by a $191 million decrease in loans attributed to the Oklahoma market and a $38 million decrease in loans attributed to the Colorado market.

The commercial sector of our loan portfolio is distributed as follows in Table 20.

Table 20 -- Commercial Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Energy	$873,257	$1,010,919	$6,208	$196	$421,411	$—	$—	$2,311,991
Services	658,874	748,855	208,961	13,811	211,930	163,803	142,317	2,148,551
Wholesale/retail	402,098	548,067	28,019	43,064	12,777	93,484	54,297	1,181,806
Healthcare	576,577	320,526	63,920	3,653	79,647	86,957	28,932	1,160,212
Manufacturing	200,784	117,880	3,768	5,101	7,982	32,240	14,705	382,460
Integrated food services	3,574	5,102	—	—	12,059	—	120,705	141,440
Other commercial and industrial	86,815	107,621	14,666	7,238	2,525	3,333	22,417	244,615
Total commercial loans	$2,801,979	$2,858,970	$325,542	$73,063	$748,331	$379,817	$383,373	$7,571,075

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

Outstanding energy loans totaled $2.3 billion or 19% of total loans at September 30, 2013. Unfunded energy loan commitments increased by $124 million to $2.6 billion at September 30, 2013. Approximately $2.0 billion of energy loans were to oil and gas producers, down $65 million compared to June 30, 2013. Approximately 59% of the committed production loans are secured by properties primarily producing oil and 41% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers engaged in wholesale or retail energy sales decreased $31 million to $209 million. At September 30, 2013, loans to borrowers that provide services to the energy industry were $56 million and loans to borrowers that manufacture equipment primarily for the energy industry were $21 million, largely unchanged compared to the prior quarter.

The services sector of the loan portfolio totaled $2.1 billion or 17% of total loans and consists of a large number of loans to a variety of businesses, including gaming, educational, public finance, insurance and community foundations. Service sector loans decreased $56 million from June 30, 2013. Approximately $1.1 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At September 30, 2013, the outstanding principal balance of these loans totaled $2.3 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 15% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

Commercial real estate loans totaled $2.3 billion or 19% of the loan portfolio at September 30, 2013. The outstanding balance of commercial real estate loans increased $32 million over the second quarter of 2013. Loans secured by multifamily residential properties grew by $20 million, primarily growing in the Texas market and offset by decreases in loans attributed to the Arizona market. Other real estate loans increased $64 million primarily in the New Mexico and Texas markets. Loans secured by office buildings decreased $38 million primarily in the New Mexico market. Retail sector loans grew in the Arizona market, partially offset by decreases in the Oklahoma and Texas markets. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 22% over the past five years. The commercial real estate sector of our loan portfolio is distributed as follows in Table 21.

Table 21 -- Commercial Real Estate Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Construction and land development	$70,988	$37,588	$45,956	$14,656	$32,755	$7,005	$7,508	$216,456
Retail	121,683	225,759	64,490	12,226	22,876	94,859	15,025	556,918
Office	84,765	186,570	55,552	8,658	25,822	47,773	12,903	422,043
Multifamily	145,766	185,429	40,056	21,088	17,052	52,129	58,934	520,454
Industrial	44,932	111,790	36,770	407	6,494	22,933	21,696	245,022
Other real estate	96,007	106,721	64,090	27,329	53,321	25,430	15,438	388,336
Total commercial real estate loans	$564,141	$853,857	$306,914	$84,364	$158,320	$250,129	$131,504	$2,349,229

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $9.2 million from June 30, 2013 to $216 million at September 30, 2013 primarily due to payments.

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

Residential mortgage loans totaled $2.0 billion, a decrease of $5.0 million compared to June 30, 2013. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

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

Approximately $61 million or 6% of the non-guaranteed portion of the permanent mortgage loans consist of first lien, fixed-rate residential mortgage loans originated under various community development programs. The outstanding balance of these loans is down from $64 million at June 30, 2013. These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation. However, these loans do have a higher risk of delinquency and losses in the event of default than traditional residential mortgage loans. The initial maximum LTV of loans in these programs was 103%.

At September 30, 2013, $164 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $7.0 million over June 30, 2013.

Home equity loans totaled $792 million at September 30, 2013, a $5.2 million increase over June 30, 2013. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayment. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at September 30, 2013 by lien position and amortizing status follows in Table 22.

Table 22 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$38,786	$516,101	$554,887
Junior lien	58,854	178,444	237,298
Total home equity	$97,640	$694,545	$792,185

Indirect automobile loans decreased $5.8 million from June 30, 2013, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009. Approximately $11 million of indirect automobile loans remain outstanding at September 30, 2013. Other consumer loans increased $25 million, primarily in the Texas market, during the third quarter of 2013.

The composition of residential mortgage and consumer loans at September 30, 2013 is as follows in Table 23. All permanent residential mortgage loans originated and serviced by our mortgage banking unit are attributed to the Oklahoma market. Other permanent residential mortgage loans originated by the Bank are attributed to their respective principal market.

Table 23 -- Residential Mortgage and Consumer Loans by Principal Market
(In thousands)

	Bank of Oklahoma	Bank of Texas	Bank of Albuquerque	Bank of Arkansas	Colorado State Bank & Trust	Bank of Arizona	Bank of Kansas City	Total
Residential mortgage:
Permanent mortgage	$864,317	$122,379	$5,568	$5,365	$34,983	$38,963	$7,086	$1,078,661
Permanent mortgages guaranteed by U.S. government agencies	163,919	—	—	—	—	—	—	163,919
Home equity	468,791	141,566	126,188	5,101	31,492	10,146	8,901	792,185
Total residential mortgage	$1,497,027	$263,945	$131,756	$10,466	$66,475	$49,109	$15,987	$2,034,765

Consumer:
Indirect automobile	$4,973	$2,222	$—	$3,562	$—	$—	$—	$10,757
Other consumer	202,387	126,922	14,583	5,864	22,592	7,059	4,867	384,274
Total consumer	$207,360	$129,144	$14,583	$9,426	$22,592	$7,059	$4,867	$395,031
Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $7.2 billion and standby letters of credit which totaled $440 million at September 30, 2013. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $629 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at September 30, 2013.

As more fully described in Note 5 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At September 30, 2013, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $198 million, down from $212 million at June 30, 2013. Substantially all of these loans are to borrowers in our primary markets including $138 million to borrowers in Oklahoma, $21 million to borrowers in Arkansas, $13 million to borrowers in New Mexico and $11 million to borrowers in the Kansas/Missouri market.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 5 to the Consolidated Financial Statements. For the period from 2010 through the third quarter of 2013 combined, approximately 12% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $7.9 million at September 30, 2013 and $6.2 million at June 30, 2013.

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

Derivative contracts are carried at fair value. At September 30, 2013, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $386 million compared to $551 million at June 30, 2013. Derivative contracts carried as assets included to-be-announced residential mortgage-backed securities sold to our mortgage banking customers considered interest rate derivative contracts with fair values of $124 million, interest rate swaps sold to loan customers with fair values of $49 million, energy contracts with fair values of $31 million and foreign exchange contracts with fair values of $165 million. The aggregate net fair values of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $382 million at September 30, 2013 and $545 million at June 30, 2013.

At September 30, 2013, total derivative assets were reduced by $9.2 million of cash collateral received from counterparties and total derivative liabilities were reduced by $152 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2013 follows in Table 24.

Table 24 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$247,717
Banks and other financial institutions	127,535
Energy companies	1,419
Exchanges and clearing organizations	654
Fair value of customer risk management program asset derivative contracts, net	$377,325

At September 30, 2013, our largest exposure was to a loan customer for an interest rate swap which totaled $8.5 million at September 30, 2013. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $6.7 million at September 30, 2013. In addition, we have an aggregate gross exposure to internationally active domestic financial institutions of approximately $218 million at September 30, 2013.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $32.43 per barrel of oil would increase the fair value of derivative assets by $10 million. An increase in prices equivalent to $159.60 per barrel of oil would increase the fair value of derivative assets by $351 million as current prices move away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $27 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2013, changes in interest rate would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and off-balance sheet credit losses totaled $196 million or 1.59% of outstanding loans and 174% of nonaccruing loans at September 30, 2013. The allowance for loans losses was $194 million and the accrual for off-balance sheet credit losses was $1.6 million. At June 30, 2013, the combined allowance for credit losses was $205 million or 1.65% of outstanding loans and 168% of nonaccruing loans at June 30, 2013. The allowance for loan losses was $203 million and the accrual for off-balance sheet credit losses was $1.6 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, the Company determined that an $8.5 million negative provision for credit losses was necessary during the third quarter of 2013 primarily due to a decrease in gross loss rates. No provision for credit losses was recorded in both the second quarter of 2013 and the third quarter of 2012.

Table 25 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Allowance for loan losses:
Beginning balance	$203,124	$205,965	$215,507	$233,756	$231,669
Loans charged off:
Commercial	(1,354)	(4,538)	(298)	(1,501)	(812)
Commercial real estate	(419)	(450)	(4,800)	(1,094)	(2,607)
Residential mortgage	(961)	(2,057)	(1,779)	(2,600)	(1,600)
Consumer	(1,974)	(1,507)	(2,032)	(2,805)	(3,902)
Total	(4,708)	(8,552)	(8,909)	(8,000)	(8,921)
Recoveries of loans previously charged off:
Commercial	864	1,940	3,393	947	(890)	[1]
Commercial real estate	2,073	2,727	1,124	1,166	2,684
Residential mortgage	188	444	572	469	298
Consumer	1,284	1,099	1,468	1,141	1,112
Total	4,409	6,210	6,557	3,723	3,204
Net loans charged off	(299)	(2,342)	(2,352)	(4,277)	(5,717)
Provision for loan losses	(8,500)	(499)	(7,190)	(13,972)	7,804
Ending balance	$194,325	$203,124	$205,965	$215,507	$233,756
Accrual for off-balance sheet credit losses:
Beginning balance	$1,604	$1,105	$1,915	$1,943	$9,747
Provision for off-balance sheet credit losses	—	499	(810)	(28)	(7,804)
Ending balance	$1,604	$1,604	$1,105	$1,915	$1,943
Total combined provision for credit losses	$(8,500)	$—	$(8,000)	$(14,000)	$—
Allowance for loan losses to loans outstanding at period-end	1.57%	1.63%	1.70%	1.75%	1.98%
Net charge-offs (annualized) to average loans	0.01%	0.08%	0.08%	0.14%	0.19%	[1]
Total provision for credit losses (annualized) to average loans	(0.27)%	—%	(0.26)%	(0.47)%	—%
Recoveries to gross charge-offs	93.65%	72.61%	73.60%	46.54%	35.92%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.02%	0.02%	0.02%	0.03%	0.03%
Combined allowance for credit losses to loans outstanding at period-end	1.59%	1.65%	1.71%	1.77%	1.99%

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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. At September 30, 2013, impaired loans totaled $276 million, including $2.5 million with specific allowances of $1.3 million and $274 million with no specific allowances because the loan balances represent the amounts we expect to recover. At June 30, 2013, impaired loans totaled $279 million, including $5.7 million of impaired loans with specific allowances of $2.0 million and $273 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $152 million at September 30, 2013 compared to $159 million at June 30, 2013. The general allowance related to commercial loans decreased $2.3 million and the general allowance related to commercial real estate loans decreased $3.9 million primarily due to the continued downward trend of loss rates.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $41 million at September 30, 2013, largely unchanged from June 30, 2013. The nonspecific allowance at both September 30, 2013 and June 30, 2013 includes consideration of the bankruptcy filing by a major employer in the Tulsa, Dallas/Ft. Worth and Kansas City markets. Although we have no direct exposure, the secondary effect on employees, retirees, vendors, suppliers and other business partners could be significant. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. Risks related to the European debt crisis and domestic economic risks remain stable compared to the previous quarter. An identified risk related to the rapid rise in interest rates during the year is also considered. As interest rates increase and variable rate loans re-price, borrowers are impacted as their debt service increases.

An allocation of the allowance for loan losses by loan category is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. The potential problem loans totaled $75 million at September 30, 2013, primarily composed of $17 million of construction and land development loans, $12 million of loans secured by multifamily residential properties, $11 million of service sector loans and $11 million of other commercial real estate loans. Potential problem loans totaled $91 million at June 30, 2013.

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

Net loans charged off during the third quarter of 2013 totaled $299 thousand compared to $2.3 million in the second quarter of 2013 and $5.7 million in the third quarter of 2012. The ratio of net loans charged off to average loans on an annualized basis was 0.01% for the third quarter of 2013 compared with 0.08% for the second quarter of 2013 and 0.19% for the third quarter of 2012. Net loans charged off in the third quarter of 2013 decreased $2.0 million compared to the previous quarter.

Net loans charged off (recovered) by portfolio segment category and principal market area during the third quarter of 2013 follow in Table 26.

Table 26 -- Net Loans Charged Off (Recovered)
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total
Commercial	$(506)	$(238)	$(4)	$(17)	$143	$1,114	$(2)	$490
Commercial real estate	(518)	(1)	(715)	—	352	(772)	—	(1,654)
Residential mortgage	520	(37)	—	5	304	(12)	(7)	773
Consumer	384	206	20	(73)	186	15	(48)	690
Total net loans charged off (recovered)	$(120)	$(70)	$(699)	$(85)	$985	$345	$(57)	$299

Net commercial loans charged off during the third quarter of 2013 decreased $2.1 million. The impact of a $4.0 million charge-off related to a single wholesale/retail sector customer in the New Mexico market in the second quarter of 2013 was partially offset by a $1.1 million charge-off of a single service sector loan in the Arizona market during the third quarter.

Net charge-offs of commercial real estate loans increased $623 thousand over the second quarter of 2013. The second quarter of 2013 included $1.8 million recovery from a single construction and land development relationship attributed to the Colorado market. Net charge-offs in the New Mexico market were primarily composed of a $380 thousand loan to a single multifamily residential borrower.

Residential mortgage net charge-offs were down $840 thousand compared to the previous quarter and consumer loan net charge-offs, which include indirect auto loan and deposit account overdraft losses, increased $282 thousand. Net charge-offs related to residential mortgage loans serviced by the our mortgage banking division that were originated across the geographical footprint and retained by the Company are attributed to the Oklahoma market.

Nonperforming Assets

Table 27 -- Nonperforming Assets
(In thousands)

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Nonaccruing loans:
Commercial	$19,522	$20,869	$19,861	$24,467	$21,762
Commercial real estate	52,502	58,693	65,175	60,626	75,761
Residential mortgage	39,256	40,534	45,426	46,608	29,267
Consumer	1,624	2,037	2,171	2,709	5,109
Total nonaccruing loans	112,904	122,133	132,633	134,410	131,899
Accruing renegotiated loans:
Guaranteed by U.S. government agencies	50,099	48,733	47,942	38,515	24,590
Other	—	—	—	—	3,402
Total accruing renegotiated loans	50,099	48,733	47,942	38,515	27,992
Total nonperforming loans	163,003	170,866	180,575	172,925	159,891
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies	37,906	32,155	27,864	22,365	22,819
Other	70,216	77,957	74,837	81,426	81,309
Real estate and other repossessed assets	108,122	110,112	102,701	103,791	104,128
Total nonperforming assets	$271,125	$280,978	$283,276	$276,716	$264,019
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$182,543	$200,007	$207,256	$215,347	$216,610

Nonaccruing loans by principal market:
Bank of Oklahoma	$49,245	$52,541	$54,392	$56,424	$41,599
Bank of Texas	20,127	21,620	37,571	31,623	28,046
Bank of Albuquerque	21,369	24,134	12,479	13,401	13,233
Bank of Arkansas	896	998	1,008	1,132	5,958
Colorado State Bank & Trust	8,754	9,510	11,771	14,364	22,878
Bank of Arizona	12,507	13,323	15,392	17,407	20,145
Bank of Kansas City	6	7	20	59	40
Total nonaccruing loans	$112,904	$122,133	$132,633	$134,410	$131,899

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$1,953	$2,277	$2,377	$2,460	$3,063
Manufacturing	843	876	1,848	2,007	2,283
Wholesale / retail	7,223	6,700	2,239	3,077	2,007
Integrated food services	—	—	—	684	—
Services	6,927	7,448	9,474	12,090	10,099
Healthcare	1,733	2,670	2,962	3,166	3,305
Other	843	898	961	983	1,005
Total commercial	19,522	20,869	19,861	24,467	21,762

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Commercial real estate:
Land development and construction	20,784	21,135	23,462	26,131	38,143
Retail	7,914	8,406	8,921	8,117	6,692
Office	6,838	7,828	12,851	6,829	9,833
Multifamily	4,350	6,447	4,501	2,706	3,145
Industrial	—	—	2,198	3,968	4,064
Other commercial real estate	12,616	14,877	13,242	12,875	13,884
Total commercial real estate	52,502	58,693	65,175	60,626	75,761
Residential mortgage:
Permanent mortgage	31,797	32,747	38,153	39,863	23,207
Permanent mortgage guaranteed by U.S. government agencies	577	83	214	489	510
Home equity	6,882	7,704	7,059	6,256	5,550
Total residential mortgage	39,256	40,534	45,426	46,608	29,267
Consumer	1,624	2,037	2,171	2,709	5,109
Total nonaccruing loans	$112,904	$122,133	$132,633	$134,410	$131,899

Ratios:
Allowance for loan losses to nonaccruing loans	172.12%	166.31%	155.29%	160.34%	177.22%
Nonaccruing loans to period-end loans	0.91%	0.98%	1.10%	1.09%	1.11%
Accruing loans 90 days or more past due[1]	$188	$2,460	$4,229	$3,925	$1,181

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. Government

Nonperforming assets totaled $271 million or 2.18% of outstanding loans and repossessed assets at September 30, 2013. Nonaccruing loans totaled $113 million, accruing renegotiated residential mortgage loans totaled $50 million and real estate and other repossessed assets totaled $108 million. All accruing renegotiated residential mortgage loans, $577 thousand of nonaccruing loans and $38 million of real estate and other repossessed assets are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $17 million during the third quarter. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

Loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. As more fully discussed in Note 4 to the Consolidated Financial Statements, we may modify loans in troubled debt restructurings. Modifications may include extension of payment terms and rate concessions. We do not forgive principal or accrued but unpaid interest. All loans modified in troubled debt restructurings, except for residential mortgage loans guaranteed by U.S. government agencies, are classified as nonaccruing. We may also renew matured nonaccruing loans. All nonaccuring loans, including those renewed or modified in troubled debt restructurings, are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of available cash resources and collateral value. All nonaccruing loans generally remain on nonaccrual status until full collection of principal and interest in accordance with the original terms, including principal previously charged off, is probable. We generally do not voluntarily modify consumer loans to troubled borrowers. Consumer loans modified at the direction of bankruptcy court orders are identified as troubled debt restructurings and classified as nonaccruing.

At September 30, 2013, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. No unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the third quarter of 2013 follows in Table 28.

Table 28 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2013
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, June 30, 2013	$122,133	$48,733	$110,112	$280,978
Additions	24,425	10,492	—	34,917
Transfers from premises and equipment	—	—	—	—
Payments	(9,257)	(332)	—	(9,589)
Charge-offs	(4,708)	—	—	(4,708)
Net gains and write-downs	—	—	(438)	(438)
Foreclosure of nonperforming loans	(5,243)	—	5,243	—
Foreclosure of loans guaranteed by U.S. government agencies	(14,865)	—	14,865	—
Proceeds from sales	—	(8,193)	(12,490)	(20,683)
Conveyance to U.S. government agencies	—	—	(9,114)	(9,114)
Net transfers to nonaccruing loans	(4)	4	—	—
Return to accrual status	(802)	—	—	(802)
Other, net	1,225	(605)	(56)	564
Balance, Sept. 30, 2013	$112,904	$50,099	$108,122	$271,125

	Nine Months Ended
	September 30, 2013
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2012	$134,410	$38,515	$103,791	$276,716
Additions	105,997	39,538	—	145,535
Transfers from premises and equipment	—	—	668	668
Payments	(35,002)	(1,213)	—	(36,215)
Charge-offs	(22,169)	—	—	(22,169)
Net gains and write-downs	—	—	948	948
Foreclosure of nonperforming loans	(25,224)	—	25,224	—
Foreclosure of loans guaranteed by U.S. government agencies	(47,183)	—	47,183	—
Proceeds from sales	—	(26,852)	(37,870)	(64,722)
Conveyance to U.S. government agencies	—	—	(31,641)	(31,641)
Net transfers to nonaccruing loans	344	(344)	—	—
Return to accrual status	(931)	—	—	(931)
Other, net	2,662	455	(181)	2,936
Balance, Sept. 30, 2013	$112,904	$50,099	$108,122	$271,125

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During the third quarter of 2013, $15 million of properties guaranteed by U.S. government agencies were foreclosed on and $9.1 million of properties were conveyed to the applicable U.S. government agencies.

Nonaccruing loans totaled $113 million or 0.91% of outstanding loans at September 30, 2013 and $122 million or 0.98% of outstanding loans at June 30, 2013. Nonaccruing loans decreased $9.2 million from June 30, 2013 due primarily to $9.3 million of payments, $4.7 million of charge-offs and $20 million of foreclosures. Newly identified nonaccruing loans totaled $24 million for the third quarter of 2013.

The distribution of nonaccruing loans among our various markets follows in Table 29.

Table 29 -- Nonaccruing Loans by Principal Market
(Dollars in thousands)

	September 30, 2013		June 30, 2013		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$49,245	0.97%	$52,541	1.00%	$(3,296)	(3)	bp
Bank of Texas	20,127	0.49%	21,620	0.54%	(1,493)	(5)
Bank of Albuquerque	21,369	2.74%	24,134	3.18%	(2,765)	(44)
Bank of Arkansas	896	0.51%	998	0.59%	(102)	(8)
Colorado State Bank & Trust	8,754	0.88%	9,510	0.93%	(756)	(5)
Bank of Arizona	12,507	1.82%	13,323	1.98%	(816)	(16)
Bank of Kansas City	6	—%	7	—%	(1)	—
Total	$112,904	0.91%	$122,133	0.98%	$(9,229)	(7)	bp

Nonaccruing loans attributed to the Bank of Oklahoma are primarily composed of $31 million of residential mortgage loans and $12 million of commercial real estate loans. All residential mortgage loans retained by the Company that were originated across our geographical footprint and serviced by our mortgage company are attributed to the Bank of Oklahoma. Nonaccruing loans attributed to the Bank of Texas included $12 million of commercial real estate loans and $4.4 million of residential mortgage loans. Nonaccruing loans attributed to the Bank of Albuquerque included $13 million of commercial real estate loans and $6.2 million of commercial loans. Nonaccruing loans attributed to the Bank of Arizona and Colorado State Bank & Trust both consisted primarily of commercial real estate loans.
Commercial

Nonaccruing commercial loans totaled $20 million or 0.26% of total commercial loans at September 30, 2013, compared to $21 million or 0.27% of total commercial loans at June 30, 2013. Nonaccruing commercial loans at September 30, 2013 were primarily composed of $7.2 million or 0.61% of wholesale/retail sector loans primarily attributed to Bank of Albuquerque and Bank of Oklahoma and $6.9 million or 0.32% of total services sector loans primarily attributed to the Bank of Arizona and Bank of Texas. Nonaccruing commercial loans attributed to the Bank of Albuquerque were primarily composed of a single wholesale/retail sector loan. Nonaccruing commercial loans decreased $1.3 million in the third quarter of 2013. Newly identified nonaccruing commercial loans of $1.8 million were partially offset by $1.4 million of charge-offs and $2.4 million in payments during the third quarter.

The distribution of nonaccruing commercial loans among our various markets was as follows in Table 30.

Table 30 -- Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)

	September 30, 2013		June 30, 2013		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$5,663	0.20%	$5,166	0.17%	$497	3	bp
Bank of Texas	3,007	0.11%	4,475	0.16%	(1,468)	(5)
Bank of Albuquerque	6,219	1.91%	6,106	2.06%	113	(15)
Bank of Arkansas	285	0.39%	298	0.49%	(13)	(10)
Colorado State Bank & Trust	597	0.08%	632	0.08%	(35)	—
Bank of Arizona	3,751	0.99%	4,192	1.18%	(441)	(19)
Bank of Kansas City	—	—%	—	—%	—	—
Total commercial	$19,522	0.26%	$20,869	0.27%	$(1,347)	(1)	bp
Commercial Real Estate

Nonaccruing commercial real estate loans decreased to $53 million or 2.23% of outstanding commercial real estate loans at September 30, 2013 from $59 million or 2.53% of outstanding commercial real estate loans at June 30, 2013. Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans. Newly identified nonaccruing commercial real estate loans totaled $2.4 million, offset by $5.7 million of cash payments received, $1.7 million of foreclosures and $419 thousand of charge-offs. The distribution of our nonaccruing commercial real estate loans among our geographic markets follows in Table 31.

Table 31 -- Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)

	September 30, 2013		June 30, 2013		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Bank of Oklahoma	$11,504	2.04%	$14,404	2.53%	$(2,900)	(49)	bp
Bank of Texas	12,337	1.44%	12,213	1.50%	124	(6)
Bank of Albuquerque	13,155	4.29%	15,590	4.95%	(2,435)	(66)
Bank of Arkansas	—	—%	—	—%	—	—
Colorado State Bank & Trust	8,009	5.06%	8,697	5.95%	(688)	(89)
Bank of Arizona	7,497	3.00%	7,789	3.01%	(292)	(1)
Bank of Kansas City	—	—%	—	—%	—	—
Total commercial real estate	$52,502	2.23%	$58,693	2.53%	$(6,191)	(30)	bp

Nonaccruing land development and residential construction loans totaled $21 million at September 30, 2013, primarily concentrated in the New Mexico and Texas markets. Other nonaccruing commercial real estate loans totaled $13 million primarily concentrated in the Arizona and Colorado markets.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $39 million or 1.93% of outstanding residential mortgage loans at September 30, 2013 compared to $41 million or 1.99% of outstanding residential mortgage loans at June 30, 2013. Newly identified nonaccruing residential mortgage loans totaled $18 million, partially offset by $17 million of foreclosures, $1.1 million of payments and $1.0 million of loans charged off during the quarter. Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $32 million or 2.95% of outstanding non-guaranteed permanent residential mortgage loans at September 30, 2013. Nonaccruing home equity loans totaled $6.9 million or 0.87% of total home equity loans.

Payments of accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 32. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due decreased $2.6 million in the third quarter to $9 million at September 30, 2013. Consumer loans past due 30 to 89 days decreased $754 thousand from June 30, 2013.

Table 32 -- Residential Mortgage and Consumer Loans Past Due
(In thousands)

	September 30, 2013		June 30, 2013
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$6,248	$—	$8,689
Home equity	28	2,321	—	2,451
Total residential mortgage	$28	$8,569	—	$11,140
Consumer:
Indirect automobile	$—	$384	$—	$540
Other consumer	75	1,344	19	1,942
Total consumer	$75	$1,728	$19	$2,482

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $108 million at September 30, 2013, largely unchanged compared to June 30, 2013. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 33 following.

Table 33 -- Real Estate and Other Repossessed Assets by Principal Market
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties guaranteed by U.S. government agencies	$9,333	$2,031	$1,181	$1,246	$20,242	$493	$2,517	$862	$37,905
Developed commercial real estate properties	2,185	693	2,151	1,050	8,460	1,471	731	7,198	23,939
1-4 family residential properties	5,244	1,005	826	857	1,826	6,545	535	1,451	18,289
Undeveloped land	999	4,446	3,961	68	132	6,164	1,294	—	17,064
Residential land development properties	366	68	1,827	1,292	—	5,100	136	—	8,789
Multifamily residential properties	—	—	—	—	1,650	—	—	—	1,650
Oil and gas properties	—	151	—	—	—	—	—	—	151
Vehicles	8	—	—	—	—	—	—	—	8
Other	—	—	—	—	—	324	—	4	328
Total real estate and other repossessed assets	$18,135	$8,394	$9,946	$4,513	$32,310	$20,097	$5,213	$9,515	$108,123

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital
Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the third quarter of 2013, approximately 71% of our funding was provided by deposit accounts, 14% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the third quarter of 2013 totaled $19.4 billion and represented approximately 71% of total liabilities and capital compared with $19.5 billion and 71% of total liabilities and capital for the second quarter of 2013. Average deposits decreased $80 million from the second quarter of 2013. Interest-bearing transaction deposit accounts decreased $228 million, demand deposits increased $221 million and average time deposits decreased $76 million.

Average Commercial Banking deposit balances increased $123 million over the second quarter of 2013. Balances related to commercial & industrial customers increased $168 million, balances related to our small business customers grew by $99 million and balances related to our healthcare customers increased $24 million over the second quarter of 2013. Balances related to energy customers decreased $87 million and treasury services customer balances were down $71 million. Commercial customers continue to retain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Average Consumer Banking deposit balances decreased $38 million. Interest-bearing transaction deposits grew by $42 million, offset by a $56 million decrease in time deposits and a $23 million decrease in demand deposits. Average Wealth Management deposits decreased $160 million compared to the second quarter of 2013 primarily due to a decrease in interest-bearing transaction deposit account balances.

Brokered deposits included in time deposits averaged $141 million for the third quarter of 2013, a decrease of $3.4 million compared to the second quarter of 2013. Average interest-bearing transaction accounts for the third quarter include $271 million of brokered deposits, an increase of $6.2 million over the second quarter of 2013.

The distribution of our period end deposit account balances among principal markets follows in Table 34.

Table 34 -- Period End Deposits by Principal Market Area
(In thousands)

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Bank of Oklahoma:
Demand	$3,458,114	$3,561,255	$3,602,581	$4,223,923	$3,734,901
Interest-bearing:
Transaction	5,574,615	5,653,062	6,140,899	6,031,541	5,496,724
Savings	189,411	185,345	185,363	163,512	155,276
Time	1,198,507	1,180,265	1,264,415	1,267,904	1,274,336
Total interest-bearing	6,962,533	7,018,672	7,590,677	7,462,957	6,926,336
Total Bank of Oklahoma	10,420,647	10,579,927	11,193,258	11,686,880	10,661,237

Bank of Texas:
Demand	2,499,021	2,299,631	2,098,891	2,606,176	1,983,678
Interest-bearing:
Transaction	1,853,586	1,931,758	1,979,318	2,129,084	1,782,296
Savings	63,368	63,745	63,218	58,429	52,561
Time	667,873	692,888	717,974	762,233	789,725
Total interest-bearing	2,584,827	2,688,391	2,760,510	2,949,746	2,624,582
Total Bank of Texas	5,083,848	4,988,022	4,859,401	5,555,922	4,608,260

Bank of Albuquerque:
Demand	491,894	455,580	446,841	427,510	416,796
Interest-bearing:
Transaction	541,565	525,481	513,611	511,593	526,029
Savings	34,003	34,096	35,560	31,926	31,940
Time	334,946	346,506	354,303	364,928	375,611
Total interest-bearing	910,514	906,083	903,474	908,447	933,580
Total Bank of Albuquerque	1,402,408	1,361,663	1,350,315	1,335,957	1,350,376

Bank of Arkansas:
Demand	32,621	31,108	31,957	38,935	29,254
Interest-bearing:
Transaction	205,420	186,689	155,571	101,366	168,827
Savings	1,919	1,974	2,642	2,239	2,246
Time	35,184	37,272	41,613	42,573	45,719
Total interest-bearing	242,523	225,935	199,826	146,178	216,792
Total Bank of Arkansas	275,144	257,043	231,783	185,113	246,046

Colorado State Bank & Trust:
Demand	373,200	365,161	295,067	331,157	330,641
Interest-bearing:
Transaction	536,730	519,580	528,056	676,140	627,015
Savings	27,782	27,948	27,187	25,889	24,689
Time	424,225	451,168	461,496	472,305	476,564
Total interest-bearing	988,737	998,696	1,016,739	1,174,334	1,128,268
Total Colorado State Bank & Trust	1,361,937	1,363,857	1,311,806	1,505,491	1,458,909

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Bank of Arizona:
Demand	184,454	186,381	157,754	161,094	151,738
Interest-bearing:
Transaction	338,068	376,305	378,421	360,275	298,048
Savings	2,286	2,238	2,122	1,978	2,201
Time	35,791	35,490	34,690	31,371	33,169
Total interest-bearing	376,145	414,033	415,233	393,624	333,418
Total Bank of Arizona	560,599	600,414	572,987	554,718	485,156

Bank of Kansas City:
Demand	292,672	246,207	267,769	249,491	201,393
Interest-bearing:
Transaction	69,826	73,685	46,426	78,039	103,628
Savings	1,080	1,029	983	771	660
Time	23,494	24,383	25,563	26,678	27,202
Total interest-bearing	94,400	99,097	72,972	105,488	131,490
Total Bank of Kansas City	387,072	345,304	340,741	354,979	332,883
Total BOK Financial deposits	$19,491,655	$19,496,230	$19,860,291	$21,179,060	$19,142,867

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of federal funds purchased totaled $319 million at September 30, 2013. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $2.1 billion during the quarter, unchanged compared to the second quarter of 2013.

At September 30, 2013, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $8.3 billion.

A summary of other borrowing by the subsidiary bank follows in Table 35.

Table 35 -- Borrowed Funds
(In thousands)

		Three Months Ended				Three Months Ended
		September 30, 2013				June 30, 2013
	September 30, 2013	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2013	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Other borrowings - Other	$—	$—	—%	$—	$—	$—	—%	$—

Subsidiary Bank:
Funds purchased	992,345	776,356	0.07%	997,536	747,165	789,302	0.10%	747,165
Repurchase agreements	782,418	799,175	0.06%	855,797	845,106	819,373	0.06%	845,106
Other borrowings:
Federal Home Loan Bank advances	1,805,622	2,144,532	0.19%	2,304,622	2,451,197	2,144,513	0.19%	2,451,197
GNMA repurchase liability	15,014	14,704	5.45%	16,543	13,973	11,464	5.50%	13,973
Other	16,545	16,511	2.84%	16,545	16,474	16,440	2.93%	16,475
Total other borrowings	1,837,181	2,175,747	0.25%		2,481,644	2,172,417	0.24%
Subordinated debentures	347,758	347,737	2.52%	347,758	347,716	347,695	2.54%	347,716
Total Subsidiary Bank	3,959,702	4,099,015	0.38%		4,421,631	4,128,787	0.38%

Total Borrowed Funds	$3,959,702	$4,099,015	0.38%		$4,421,631	$4,128,787	0.38%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At September 30, 2013, $226 million of this subordinated debt remains outstanding.
In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support assets growth. At September 30, 2013, $122 million of this subordinated debt remains outstanding.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2013, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $314 million of dividends without regulatory approval. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.00% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 5, 2014. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at September 30, 2013 and the Company met all of the covenants.

Our equity capital at September 30, 2013 was $3.0 billion, an increase of $34 million over June 30, 2013. Net income less cash dividends paid increased equity $50 million during the third quarter of 2013. This was offset by a $22 million decrease in accumulated other comprehensive income primarily related to the change in unrealized gains on available for sale securities. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2013, the Company has repurchased 39,496 shares for $2.1 million under this program. No shares were repurchased in the third quarter of 2013.

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

Table 36 -- Capital Ratios

	Well Capitalized Minimums	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Average total equity to average assets	—	10.88%	10.95%	10.90%	10.81%	11.08%
Tangible common equity ratio	—	9.73%	9.38%	9.70%	9.25%	9.67%
Tier 1 common equity ratio	—	13.33%	13.19%	13.16%	12.59%	13.01%
Risk-based capital:
Tier 1 capital	6.00%	13.51%	13.37%	13.35%	12.78%	13.21%
Total capital	10.00%	15.35%	15.28%	15.68%	15.13%	15.71%
Leverage	5.00%	9.80%	9.43%	9.28%	9.01%	9.34%
In July 2013, banking regulators issued the final rule revising regulatory capital rules for substantially all U.S. banking organizations. The new capital rule will be effective for BOK Financial on January 1, 2015 and components of the rule will phase in through January 1, 2019. The new capital rule establishes a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus capital conservation buffer. The Company expects to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital, consistent with the treatment under current capital rules. BOK Financial's Tier 1 common equity ratio based on the existing Basel I standards was 13.33% as of September 30, 2013. Based on our interpretation of the new capital rule, our estimated Tier 1 common equity ratio is approximately 12.35%, nearly 535 basis points above the 7% regulatory threshold.

The rule also changes both the Tier 1 risk based capital requirements and the total risk based requirements to a minimum of 6% and 8%, respectively, plus a capital conservation buffer of 2.5% totaling 8.5% and 10.5%, respectively. The leverage ratio requirements under the rule is 5%. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

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

In accordance with the Dodd-Frank Act, the Federal Reserve must publish regulations that require bank holding companies with $10 billion to $50 billion in assets to perform annual capital stress tests. The requirements for annual capital stress tests will become effective for the Company in the fourth quarter of 2013 with public disclosure of specified results to occur in June of 2015. The resulting capital stress test process may place constraints on capital distributions or increases in required regulatory capital under certain circumstances.

Table 37 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 37 -- Non-GAAP Measures
(Dollars in thousands)

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Tangible common equity ratio:
Total shareholders' equity	$2,991,244	$2,957,637	$3,011,958	$2,957,860	$2,975,657
Less: Goodwill and intangible assets, net	385,166	386,001	386,876	390,171	392,158
Tangible common equity	2,606,078	2,571,636	2,625,082	2,567,689	2,583,499
Total assets	27,166,367	27,808,200	27,447,158	28,148,631	27,117,641
Less: Goodwill and intangible assets, net	385,166	386,001	386,876	390,171	392,158
Tangible assets	$26,781,201	$27,422,199	$27,060,282	$27,758,460	$26,725,483
Tangible common equity ratio	9.73%	9.38%	9.70%	9.25%	9.67%

Tier 1 common equity ratio:
Tier 1 capital	$2,616,610	$2,561,399	$2,503,892	$2,430,671	$2,436,791
Less: Non-controlling interest	35,730	35,245	35,934	35,821	36,818
Tier 1 common equity	2,580,880	2,526,154	2,467,958	2,394,850	2,399,973
Risk weighted assets	$19,361,429	$19,157,978	$18,756,648	$19,016,673	$18,448,854
Tier 1 common equity ratio	13.33%	13.19%	13.16%	12.59%	13.01%

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

Table 38 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	2013	2012	2013	2012
Anticipated impact over the next twelve months on net interest revenue	$(16,193)	$31,403	$(13,699)	$(15,663)
	(2.38)%	4.76%	(1.93)%	(2.38)%
Trading Activities

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. On a limited basis, BOK Financial may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, municipal bonds and derivative contracts to enhance returns on its securities portfolios. Both of these activities involve interest rate risk. BOK Financial has an insignificant exposure to foreign exchange risk and does not take positions in commodity derivatives.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position and Value at Risk ("VAR") limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs.

VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading activities are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.3 million. There were no instances of VAR being exceeded during the three months ended September 30, 2013, June 30, 2013 and September 30, 2012.

Effective June 30, 2013, the Company became subject to the Federal Reserve Bank’s market risk rule. This rule was established to ensure banks hold enough capital to cover market risks. It requires banks to measure VAR and stressed VAR for Covered Positions. A Covered Position includes trading assets or trading liabilities held by the bank for the purpose of short-term resale or with the intent of benefiting from actual or expected shot-term price movement or to lock in arbitrage profits, as reported to banking regulators. Covered Positions also include transaction used to hedge th Company's mortgage servicing rights and mortgage pipeline. Consequently, the VAR calculated for Covered Positions exceeds that calculated for trading activities alone. The market risk rule also requires specific regulatory capital charges for certain issuers of trading securities. The Company’s Covered Positions entail minimal market risk. Consequently, the impact of this rule on our capital ratios is a negligible decline of 10 basis points.

Table 39 following includes the required quarterly disclosure of (1) the high, low, and mean VAR-based measures over the reporting period and the VAR-based measure at period-end; (2) the high, low, and mean stressed VAR-based measures over the reporting period and the stressed VAR-based measure at period-end; and (3) a comparison of VAR-based measures with actual results. The estimated monthly changes from market risk are below the total VAR calculated. Virtually all market risk stems from interest rate risk, with a modicum due to foreign exchange risk.

Table 39 -- Market Risk
(In thousands)

	September 30, 2013			September 30, 2012
	VAR	Stressed VAR	Total VAR	VAR	Stressed VAR	Total VAR
Period End	$4,117	$6,852	$10,968	$12,846	$20,029	$32,876
For the Three Months Ended:
High	5,323	8,428	13,751	12,846	20,029	32,876
Low	4,117	6,757	10,874	5,608	6,894	12,502
Mean	4,635	7,345	11,981	8,186	11,397	19,583
For the Nine Months Ended:
High	10,142	11,756	21,897	12,846	20,471	32,876
Low	4,116	6,757	10,968	4,369	3,974	8,343
Mean	5,870	8,627	14,497	8,213	12,067	20,281
Estimated Monthly Change in Value from Market Risk			4,916			13,363

	June 30, 2013
	VAR	Stressed VAR	Total VAR
Period End	$4,648	$7,569	$12,217
For the Three Months Ended:
High	6,722	11,357	18,080
Low	4,648	7,569	12,217
Mean	5,682	8,866	14,548
Estimated Monthly Change in Value from Market Risk			8,947

	VAR	Stressed VAR
Interest Rate Changes Used
Swap Curve	3.35%	4.64%
Mortgage	2.48%	8.85%
Treasury	5.30%	6.49%

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

Consolidated Statement of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2013	2012	2013	2012
Loans	$125,069	$126,248	$374,479	$384,406
Residential mortgage loans held for sale	2,168	2,310	6,254	5,862
Trading securities	509	555	1,608	1,219
Taxable securities	3,434	4,124	10,836	12,840
Tax-exempt securities	1,163	764	3,341	2,662
Total investment securities	4,597	4,888	14,177	15,502
Taxable securities	50,179	59,482	156,569	180,721
Tax-exempt securities	560	699	1,851	1,931
Total available for sale securities	50,739	60,181	158,420	182,652
Fair value option securities	802	1,886	2,980	7,684
Funds sold and resell agreements	6	3	12	9
Total interest revenue	183,890	196,071	557,930	597,334
Interest expense
Deposits	13,526	15,917	42,316	49,805
Borrowed funds	1,804	1,652	5,134	5,033
Subordinated debentures	2,209	2,475	6,568	11,539
Total interest expense	17,539	20,044	54,018	66,377
Net interest revenue	166,351	176,027	503,912	530,957
Provision for credit losses	(8,500)	—	(16,500)	(8,000)
Net interest revenue after provision for credit losses	174,851	176,027	520,412	538,957
Other operating revenue
Brokerage and trading revenue	32,338	31,261	96,963	94,972
Transaction card revenue	30,055	27,788	87,689	79,976
Trust fees and commissions	23,892	19,654	71,008	58,023
Deposit service charges and fees	24,742	25,148	71,670	74,743
Mortgage banking revenue	23,486	50,266	100,058	122,892
Bank-owned life insurance	2,408	2,707	7,870	8,416
Other revenue	9,852	9,149	30,535	27,273
Total fees and commissions	146,773	165,973	465,793	466,295
Gain (loss) on assets, net	(377)	452	(1,576)	(1,552)
Gain (loss) on derivatives, net	31	464	(3,437)	336
Gain (loss) on fair value option securities, net	(80)	6,192	(12,407)	11,311
Gain on available for sale securities, net	478	7,967	9,086	32,779
Total other-than-temporary impairment losses	(1,436)	—	(2,574)	(640)
Portion of loss recognized in (reclassified from) other comprehensive income	(73)	(1,104)	266	(5,044)
Net impairment losses recognized in earnings	(1,509)	(1,104)	(2,308)	(5,684)
Total other operating revenue	145,316	179,944	455,151	503,485
Other operating expense
Personnel	125,799	122,775	379,563	359,841
Business promotion	5,355	6,054	16,578	17,188
Contribution to BOKF Foundation	2,062	—	2,062	—
Professional fees and services	7,183	7,991	22,549	23,933
Net occupancy and equipment	17,280	16,914	50,670	49,843
Insurance	3,939	3,690	11,728	11,567
Data processing and communications	25,695	26,486	77,879	73,894
Printing, postage and supplies	3,505	3,611	10,759	10,825
Net losses and operating expenses of repossessed assets	2,014	5,706	3,542	13,863
Amortization of intangible assets	835	742	2,586	1,862
Mortgage banking costs	8,753	13,036	24,017	33,792
Change in fair value of mortgage servicing rights	346	9,576	(16,627)	13,899
Other expense	7,878	5,759	23,268	16,980
Total other operating expense	210,644	222,340	608,574	627,487
Net income before taxes	109,523	133,631	366,989	414,955
Federal and state income taxes	33,461	45,778	121,980	144,447
Net income	76,062	87,853	245,009	270,508
Net income attributable to non-controlling interest	324	471	1,376	1,882
Net income attributable to BOK Financial Corporation shareholders	$75,738	$87,382	$243,633	$268,626
Earnings per share:
Basic	$1.10	$1.28	$3.55	$3.94
Diluted	$1.10	$1.27	$3.54	$3.92
Average shares used in computation:
Basic	68,049,179	67,966,700	67,953,253	67,704,343
Diluted	68,272,861	68,334,989	68,175,915	67,981,558
Dividends declared per share	$0.38	$0.38	$1.14	$1.09
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$76,062	$87,853	$245,009	$270,508
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(35,839)	46,064	(240,384)	86,098
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(696)	(2,009)	(2,717)	(5,430)
Interest expense, Subordinated debentures	85	68	209	399
Net impairment losses recognized in earnings	1,509	1,104	2,308	5,684
Gain on available for sale securities, net	(478)	(7,967)	(9,086)	(32,779)
Other comprehensive income (loss) before income taxes	(35,419)	37,260	(249,670)	53,972
Income tax benefit (expense)	13,779	(14,057)	97,124	(20,558)
Other comprehensive income (loss), net of income taxes	(21,640)	23,203	(152,546)	33,414
Comprehensive income	54,422	111,056	92,463	303,922
Comprehensive income attributable to non-controlling interests	324	471	1,376	1,882
Comprehensive income attributed to BOK Financial Corp. shareholders	$54,098	$110,585	$91,087	$302,040

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(In thousands, except share data)
	September 30, 2013	Dec 31, 2012	September 30, 2012
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$1,133,771	$1,266,834	$596,590
Funds sold and resell agreements	27,214	19,405	18,904
Trading securities	150,887	214,102	204,242
Investment securities (fair value: Sept. 30, 2013 – $654,479; December 31, 2012 – $528,458; Sept. 30, 2012 – $460,358)	644,225	499,534	432,114
Available for sale securities	10,372,903	11,287,221	11,506,434
Fair value option securities	167,860	284,296	331,887
Residential mortgage loans held for sale	230,511	293,762	325,102
Loans	12,350,100	12,311,456	11,832,367
Allowance for loan losses	(194,325)	(215,507)	(233,756)
Loans, net of allowance	12,155,775	12,095,949	11,598,611
Premises and equipment, net	275,347	265,920	259,195
Receivables	108,435	114,185	116,243
Goodwill	359,759	361,979	358,962
Intangible assets, net	25,407	28,192	33,196
Mortgage servicing rights, net	140,863	100,812	89,653
Real estate and other repossessed assets, net of allowance (Sept. 30, 2013 – $26,910; December 31, 2012 – $36,873; Sept. 30, 2012 – $35,979)	108,122	103,791	104,128
Bankers’ acceptances	748	605	1,605
Derivative contracts	377,325	338,106	435,653
Cash surrender value of bank-owned life insurance	282,490	274,531	271,830
Receivable on unsettled securities sales	93,020	211,052	32,480
Other assets	511,705	388,355	400,812
Total assets	$27,166,367	$28,148,631	$27,117,641

Noninterest-bearing demand deposits	$7,331,976	$8,038,286	$6,848,401
Interest-bearing deposits:
Transaction	9,119,810	9,888,038	9,002,567
Savings	319,849	284,744	269,573
Time	2,720,020	2,967,992	3,022,326
Total deposits	19,491,655	21,179,060	19,142,867
Funds purchased	992,345	1,167,416	1,680,626
Repurchase agreements	782,418	887,030	1,109,696
Other borrowings	1,837,181	651,775	639,254
Subordinated debentures	347,758	347,633	347,592
Accrued interest, taxes and expense	182,076	176,678	182,410
Bankers’ acceptances	748	605	1,605
Derivative contracts	232,544	283,589	254,422
Due on unsettled securities purchases	114,259	297,453	556,998
Other liabilities	158,409	163,711	189,696
Total liabilities	24,139,393	25,154,950	24,105,166
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: Sept. 30, 2013 – 73,089,764; December 31, 2012 – 72,415,346; Sept. 30, 2012 – 72,223,473)	4	4	4
Capital surplus	890,433	859,278	849,390
Retained earnings	2,303,688	2,137,541	2,148,292
Treasury stock (shares at cost: Sept. 30, 2013 – 4,302,180; December 31, 2012 – 4,087,995; Sept. 30, 2012 – 4,008,119)	(200,255)	(188,883)	(184,422)
Accumulated other comprehensive income (loss)	(2,626)	149,920	162,393
Total shareholders’ equity	2,991,244	2,957,860	2,975,657
Non-controlling interest	35,730	35,821	36,818
Total equity	3,026,974	2,993,681	3,012,475
Total liabilities and equity	$27,166,367	$28,148,631	$27,117,641

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Capital Surplus	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non- Controlling Interest	Total
	Shares	Amount				Shares	Amount			Equity

Balance, December 31, 2011	71,533	$4	$128,979	$818,817	$1,953,332	3,380	$(150,664)	$2,750,468	$36,184	$2,786,652
Net income	—	—	—	—	268,626	—	—	268,626	1,882	270,508
Other comprehensive income	—	—	33,414	—	—	—	—	33,414	—	33,414
Treasury stock purchases	—	—	—	—	—	384	(20,558)	(20,558)	—	(20,558)
Exercise of stock options	690	—	—	24,726	—	244	(13,200)	11,526	—	11,526
Tax benefit on exercise of stock options	—	—	—	(487)	—	—	—	(487)	—	(487)
Stock-based compensation	—	—	—	6,334	—	—	—	6,334	—	6,334
Cash dividends on common stock	—	—	—	—	(73,666)	—	—	(73,666)	—	(73,666)
Issuance of non-controlling interest in subsidiary	—	—	—	—	—	—	—	—	1,645	1,645
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,893)	(2,893)

Balance, Sept. 30, 2012	72,223	$4	$162,393	$849,390	$2,148,292	4,008	$(184,422)	$2,975,657	$36,818	$3,012,475

Balances at December 31, 2012	72,415	$4	$149,920	$859,278	$2,137,541	4,088	$(188,883)	$2,957,860	$35,821	$2,993,681
Net income	—	—	—	—	243,633	—	—	243,633	1,376	245,009
Other comprehensive loss	—	—	(152,546)	—	—	—	—	(152,546)	—	(152,546)
Treasury stock purchases	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	675	—	—	26,317	—	214	(11,372)	14,945	—	14,945
Tax benefit on exercise of stock options	—	—	—	301	—	—	—	301	—	301
Stock-based compensation	—	—	—	4,537	—	—	—	4,537	—	4,537
Cash dividends on common stock	—	—	—	—	(77,486)	—	—	(77,486)	—	(77,486)
Issuance of non-controlling interest in subsidiary	—	—	—	—	—	—	—	—	—	—
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,467)	(1,467)

Balance, Sept. 30, 2013	73,090	$4	$(2,626)	$890,433	$2,303,688	4,302	$(200,255)	$2,991,244	$35,730	$3,026,974

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$245,009	$270,508
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(16,500)	(8,000)
Change in fair value of mortgage servicing rights	(16,627)	13,899
Unrealized (gains) losses from derivatives	23,270	(2,665)
Tax benefit on exercise of stock options	(301)	487
Change in bank-owned life insurance	(7,870)	(8,416)
Stock-based compensation	4,537	6,334
Depreciation and amortization	40,820	37,452
Net amortization of securities discounts and premiums	47,468	68,579
Net realized gains on financial instruments and other assets	(7,917)	(19,631)
Net gain on mortgage loans held for sale	(79,045)	(85,262)
Mortgage loans originated for sale	(3,232,520)	(2,634,809)
Proceeds from sale of mortgage loans held for sale	3,364,095	2,590,960
Capitalized mortgage servicing rights	(39,157)	(29,754)
Change in trading and fair value option securities	177,953	189,182
Change in receivables	7,716	7,328
Change in other assets	58,311	(5,747)
Change in accrued interest, taxes and expense	5,398	29,220
Change in other liabilities	(5,676)	28,980
Net cash provided by operating activities	568,964	448,645
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	113,570	67,571
Proceeds from maturities or redemptions of available for sale securities	2,197,656	3,444,670
Purchases of investment securities	(261,629)	(60,542)
Purchases of available for sale securities	(3,708,188)	(6,412,356)
Proceeds from sales of available for sale securities	2,140,531	1,660,876
Change in amount receivable on unsettled securities transactions	118,032	42,671
Loans originated net of principal collected	(27,426)	(594,261)
Net payments on derivative asset contracts	(67,707)	(108,296)
Acquisitions, net of cash acquired	—	(28,671)
Proceeds from disposition of assets	80,678	135,760
Purchases of assets	(120,539)	(77,032)
Net cash provided by (used in) investing activities	464,978	(1,929,610)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(1,439,433)	739,943
Net change in time deposits	(247,972)	(359,656)
Net change in other borrowed funds	817,105	974,189
Repayment of subordinated debt	—	(53,787)
Net proceeds on derivative liability contracts	61,764	90,646
Net change in derivative margin accounts	(105,226)	(101,683)
Change in amount due on unsettled security transactions	(183,194)	(96,373)
Issuance of common and treasury stock, net	14,945	11,526
Tax benefit on exercise of stock options	301	(487)
Repurchase of common stock	—	(20,558)
Dividends paid	(77,486)	(73,666)
Net cash provided by (used in) financing activities	(1,159,196)	1,110,094
Net decrease in cash and cash equivalents	(125,254)	(370,871)
Cash and cash equivalents at beginning of period	1,286,239	986,365
Cash and cash equivalents at end of period	$1,160,985	$615,494

Cash paid for interest	$51,689	$66,819
Cash paid for taxes	$104,589	$113,663
Net loans and bank premises transferred to repossessed real estate and other assets	$73,075	$97,142
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$88,618	$84,520
Conveyance of other real estate owned guaranteed by U.S. government agencies	$31,641	$65,344
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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOSC, Inc., The Milestone Group, Inc. and Cavanal Hill Investment Management Inc. Operating divisions of the Bank include Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Oklahoma, Bank of Texas, Colorado State Bank and Trust, Bank of Kansas City, BOK Financial Mortgage and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial’s 2012 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2012 have been derived from the audited financial statements included in BOK Financial’s 2012 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02")

On February 7, 2013 the FASB issued ASU 2013-02 which sets the requirements for presentation of significant reclassifications out of accumulated other comprehensive income for both items reclassified in their entirety and the respective line items in Statement of Earnings they are being reclassified into and for other amounts that are not reclassified in their entirety to net income during the reporting period, such as items being reclassified to balance sheet accounts. ASU 2013-02 was effective for the Company on January 1, 2013 and is to be applied prospectively.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	September 30, 2013		December 31, 2012		September 30, 2012
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$74,632	$(598)	$16,545	$(57)	$3,100	$1
U.S. agency residential mortgage-backed securities	26,129	456	86,361	447	119,835	566
Municipal and other tax-exempt securities	37,057	81	90,326	(226)	58,150	118
Other trading securities	13,069	(25)	20,870	(13)	23,157	(1)
Total	$150,887	$(86)	$214,102	$151	$204,242	$684
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2013
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$409,542	$409,542	$407,562	$2,316	$(4,296)
U.S. agency residential mortgage-backed securities – Other	53,858	56,182	58,442	2,260	—
Other debt securities	178,501	178,501	188,475	10,094	(120)
Total	$641,901	$644,225	$654,479	$14,670	$(4,416)

[1]
Carrying value includes $2.3 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

The amortized cost and fair values of investment securities at September 30, 2013, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$28,674	$277,808	$93,703	$9,357	$409,542	3.92
Fair value	28,928	276,908	92,195	9,531	407,562
Nominal yield¹	3.35%	1.52%	2.29%	2.74%	1.85%
Other debt securities:
Carrying value	9,631	32,542	35,539	100,789	178,501	8.78
Fair value	9,647	32,883	36,445	109,500	188,475
Nominal yield	3.98%	5.08%	5.51%	6.27%	5.78%
Total fixed maturity securities:
Carrying value	$38,305	$310,350	$129,242	$110,146	$588,043	5.39
Fair value	38,575	309,791	128,640	119,031	596,037
Nominal yield	3.51%	1.90%	3.17%	5.97%	3.04%
Residential mortgage-backed securities:
Carrying value					$56,182	³
Fair value					58,442
Nominal yield[4]					2.73%
Total investment securities:
Carrying value					$644,225
Fair value					654,479
Nominal yield					3.02%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 4.2 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2013
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,052	$1,052	$—	$—	$—
Municipal and other tax-exempt	93,897	95,440	2,792	(1,249)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,513,161	4,544,505	81,984	(50,640)	—
FHLMC	2,412,948	2,412,116	30,673	(31,505)	—
GNMA	978,361	984,065	11,054	(5,350)	—
Other	38,979	40,701	1,722	—	—
Total U.S. government agencies	7,943,449	7,981,387	125,433	(87,495)	—
Private issue:
Alt-A loans	109,234	109,592	2,970	—	(2,612)
Jumbo-A loans	118,312	121,308	3,816	(138)	(682)
Total private issue	227,546	230,900	6,786	(138)	(3,294)
Total residential mortgage-backed securities	8,170,995	8,212,287	132,219	(87,633)	(3,294)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,985,924	1,946,295	354	(39,983)	—
Other debt securities	35,091	35,362	459	(188)	—
Perpetual preferred stock	22,171	23,680	1,534	(25)	—
Equity securities and mutual funds	56,348	58,787	2,479	(40)	—
Total	$10,365,478	$10,372,903	$139,837	$(129,118)	$(3,294)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2012
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,002	$2	$—	$—
Municipal and other tax-exempt	84,892	87,142	2,414	(164)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,308,463	5,453,549	146,247	(1,161)	—
FHLMC	2,978,608	3,045,564	66,956	—	—
GNMA	1,215,554	1,237,041	21,487	—	—
Other	148,025	153,667	5,642	—	—
Total U.S. government agencies	9,650,650	9,889,821	240,332	(1,161)	—
Private issue:
Alt-A loans	124,314	123,174	1,440	—	(2,580)
Jumbo-A loans	198,588	201,989	5,138	(134)	(1,603)
Total private issue	322,902	325,163	6,578	(134)	(4,183)
Total residential mortgage-backed securities	9,973,552	10,214,984	246,910	(1,295)	(4,183)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	890,746	895,075	5,006	(677)	—
Other debt securities	35,680	36,389	709	—	—
Perpetual preferred stock	22,171	25,072	2,901	—	—
Equity securities and mutual funds	24,593	27,557	3,242	(278)	—
Total	$11,032,634	$11,287,221	$261,184	$(2,414)	$(4,183)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	September 30, 2012
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,002	$2	$—	$—
Municipal and other tax-exempt	86,326	87,969	2,760	(152)	(965)
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,740,232	5,900,174	161,314	(1,372)	—
FHLMC	3,322,692	3,400,215	77,523	—	—
GNMA	1,151,058	1,181,134	30,076	—	—
Other	167,262	173,298	6,036	—	—
Total U.S. government agencies	10,381,244	10,654,821	274,949	(1,372)	—
Private issue:
Alt-A loans	128,090	123,583	663	—	(5,170)
Jumbo-A loans	208,900	208,139	3,617	(152)	(4,226)
Total private issue	336,990	331,722	4,280	(152)	(9,396)
Total residential mortgage-backed securities	10,718,234	10,986,543	279,229	(1,524)	(9,396)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	336,130	339,095	3,271	(306)	—
Other debt securities	35,710	36,456	746	—	—
Perpetual preferred stock	22,170	25,288	3,118	—	—
Equity securities and mutual funds	25,409	30,081	4,998	(326)	—
Total	$11,224,979	$11,506,434	$294,124	$(2,308)	$(10,361)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at September 30, 2013, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,052	$—	$—	$—		$1,052	1.42
Fair value	1,052	—	—	—		1,052
Nominal yield	0.24%	—%	—%	—%		0.24%
Municipal and other tax-exempt:
Amortized cost	$1,379	$34,349	$5,446	$52,723		$93,897	14.50
Fair value	1,404	35,542	5,689	52,805		95,440
Nominal yield¹	—%	0.97%	0.51%	2.62%	[6]	1.85%
Commercial mortgage-backed securities:
Amortized cost	$—	$520,499	$1,150,637	$314,788		$1,985,924	10.18
Fair value	—	514,668	1,121,936	309,691		1,946,295
Nominal yield	—%	1.11%	1.37%	1.36%		1.30%
Other debt securities:
Amortized cost	$—	$30,191	$—	$4,900		$35,091	5.56
Fair value	—	30,650	—	4,712		35,362
Nominal yield	—%	1.80%	—%	1.54%	[6]	1.77%
Total fixed maturity securities:
Amortized cost	$2,431	$585,039	$1,156,083	$372,411		$2,115,964	10.29
Fair value	2,456	580,860	1,127,625	367,208		2,078,149
Nominal yield	—%	1.13%	1.36%	1.54%		1.33%
Residential mortgage-backed securities:
Amortized cost						$8,170,995	[2]
Fair value						8,212,287
Nominal yield[4]						1.92%
Equity securities and mutual funds:
Amortized cost						$78,519	³
Fair value						82,467
Nominal yield						0.70%
Total available-for-sale securities:
Amortized cost						$10,365,478
Fair value						10,372,903
Nominal yield						1.79%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.5 based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Proceeds	$355,650	$209,325	$2,140,531	$1,660,876
Gross realized gains	3,164	7,967	18,948	40,133
Gross realized losses	(2,686)	—	(9,862)	(7,354)
Related federal and state income tax expense	184	3,099	3,533	12,751

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Investment:
Carrying value	$92,442	$117,346	$153,224
Fair value	95,658	121,647	158,899

Available for sale:
Amortized cost	5,020,732	4,070,250	3,634,955
Fair value	5,009,611	4,186,390	3,763,664

The secured parties do not have the right to sell or re-pledge these securities. At December 31, 2012, municipal trading securities with a fair value of $13 million were pledged as collateral on a line of credit for the trading activities of BOSC, Inc. Under the terms of the credit agreement, the creditor has the right to sell or repledge the collateral. There were no securities pledged under this line of credit at September 30, 2013 or September 30, 2012.

Temporarily Impaired Securities as of September 30, 2013
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	136	$257,359	$4,292	$803	$4	$258,162	$4,296
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	29	1,326	59	780	61	2,106	120
Total investment	165	$258,685	$4,351	$1,583	$65	$260,268	$4,416

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
Municipal and other tax-exempt[1]	46	$20,274	$352	$19,575	$897	$39,849	$1,249
Residential mortgage-backed securities:
U. S. agencies:
FNMA	79	2,328,213	50,640	—	—	2,328,213	50,640
FHLMC	46	1,402,010	31,505	—	—	1,402,010	31,505
GNMA	23	674,512	5,350	—	—	674,512	5,350
Total U.S. agencies	148	4,404,735	87,495	—	—	4,404,735	87,495
Private issue[1]:
Alt-A loans	10	11,336	707	48,849	1,905	60,185	2,612
Jumbo-A loans	10	15,326	682	11,742	138	27,068	820
Total private issue	20	26,662	1,389	60,591	2,043	87,253	3,432
Total residential mortgage-backed securities	168	4,431,397	88,884	60,591	2,043	4,491,988	90,927
Commercial mortgage-backed securities guaranteed by U.S. government agencies	116	1,803,008	39,983	—	—	1,803,008	39,983
Other debt securities	3	4,712	188	—	—	4,712	188
Perpetual preferred stocks	1	4,975	25	—	—	4,975	25
Equity securities and mutual funds	97	1,529	40	—	—	1,529	40
Total available for sale	431	$6,265,895	$129,472	$80,166	$2,940	$6,346,061	$132,412
1Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	—	$—	$—	$—	$—	$—	$—
Alt-A loans	10	11,336	707	48,849	1,905	60,185	2,612
Jumbo-A loans	9	15,326	682	—	—	15,326	682

Temporarily Impaired Securities as of December 31, 2012
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	53	$92,768	$483	$—	$—	$92,768	$483
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	14	881	20	—	—	881	20
Total investment	67	$93,649	$503	$—	$—	$93,649	$503

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	38	$6,150	$11	$26,108	$153	$32,258	$164
Residential mortgage-backed securities:
U. S. agencies:
FNMA	12	161,828	1,161	—	—	161,828	1,161
FHLMC	—	—	—	—	—	—	—
GNMA	—	—	—	—	—	—	—
Total U.S. agencies	12	161,828	1,161	—	—	161,828	1,161
Private issue[1]:
Alt-A loans	12	—	—	87,907	2,580	87,907	2,580
Jumbo-A loans	11	—	—	43,252	1,737	43,252	1,737
Total private issue	23	—	—	131,159	4,317	131,159	4,317
Total residential mortgage-backed securities	35	161,828	1,161	131,159	4,317	292,987	5,478
Commercial mortgage-backed securities guaranteed by U.S. government agencies	8	275,065	677	—	—	275,065	677
Other debt securities	3	4,899	—	—	—	4,899	—
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	22	202	1	2,161	277	2,363	278
Total available for sale	106	$448,144	$1,850	$159,428	$4,747	$607,572	$6,597

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	—	$—	$—	$—	$—	$—	$—
Alt-A loans	12	$—	$—	$87,907	$2,580	$87,907	$2,580
Jumbo-A loans	10	—	—	29,128	1,602	29,128	1,602

Temporarily Impaired Securities as of September 30, 2012
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	6	$7,548	$9	$—	$—	$7,548	$9
U.S. Agency residential mortgage-backed securities – Other	1	—	—	19,066	139	19,066	139
Other debt securities	14	871	30	—	—	871	30
Total investment	21	$8,419	$39	$19,066	$139	$27,485	$178

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt[1]	51	$13,492	$970	$27,485	$147	$40,977	$1,117
Residential mortgage-backed securities:
U. S. agencies:
FNMA	12	483,258	1,372	—	—	483,258	1,372
FHLMC	—	—	—	—	—	—	—
GNMA	—	—	—	—	—	—	—
Total U.S. agencies	12	483,258	1,372	—	—	483,258	1,372
Private issue[1]:
Alt-A loans	13	—	—	105,862	5,170	105,862	5,170
Jumbo-A loans	15	—	—	121,746	4,378	121,746	4,378
Total private issue	28	—	—	227,608	9,548	227,608	9,548
Total residential mortgage-backed securities	40	483,258	1,372	227,608	9,548	710,866	10,920
Commercial mortgage-backed securities guaranteed by U.S. government agencies	8	42,445	306	—	—	42,445	306
Other debt securities	—	—	—	—	—	—	—
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	2	2,551	326	—	—	2,551	326
Total available for sale	101	$541,746	$2,974	$255,093	$9,695	$796,839	$12,669

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	21	$12,431	$965	$—	$—	$12,431	$965
Alt-A loans	13	—	—	105,862	5,170	105,862	5,170
Jumbo-A loans	14	—	—	107,071	4,226	107,071	4,226

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of September 30, 2013, the Company recorded a $1.4 million impairment related to certain municipal securities, which the Company now intends to sell prior to recovery of its amortized cost based on a tentative settlement offer from the securities issuer. We do not intend to sell any other impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at September 30, 2013.

At September 30, 2013, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$275,067	$271,781	$21,162	$21,405	$—	$—	$113,313	$114,376	$409,542	$407,562
Mortgage-backed securities -- other	56,182	58,442	—	—	—	—	—	—	—	—	56,182	58,442
Other debt securities	—	—	167,463	177,502	—	—	—	—	11,038	10,973	178,501	188,475
Total investment securities	$56,182	$58,442	$442,530	$449,283	$21,162	$21,405	$—	$—	$124,351	$125,349	$644,225	$654,479

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,052	$1,052	$—	$—	$—	$—	$—	$—	$—	$—	$1,052	$1,052
Municipal and other tax-exempt	—	—	47,747	48,564	15,819	15,525	17,924	19,140	12,407	12,211	93,897	95,440
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,513,161	4,544,505	—	—	—	—	—	—	—	—	4,513,161	4,544,505
FHLMC	2,412,948	2,412,116	—	—	—	—	—	—	—	—	2,412,948	2,412,116
GNMA	978,361	984,065	—	—	—	—	—	—	—	—	978,361	984,065
Other	38,979	40,701	—	—	—	—	—	—	—	—	38,979	40,701
Total U.S. government agencies	7,943,449	7,981,387	—	—	—	—	—	—	—	—	7,943,449	7,981,387
Private issue:
Alt-A loans	—	—	—	—	—	—	109,234	109,592	—	—	109,234	109,592
Jumbo-A loans	—	—	—	—	—	—	118,312	121,308	—	—	118,312	121,308
Total private issue	—	—	—	—	—	—	227,546	230,900	—	—	227,546	230,900
Total residential mortgage-backed securities	7,943,449	7,981,387	—	—	—	—	227,546	230,900	—	—	8,170,995	8,212,287
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,985,924	1,946,295	—	—	—	—	—	—	—	—	1,985,924	1,946,295
Other debt securities	—	—	4,900	4,712	30,191	30,650	—	—	—	—	35,091	35,362
Perpetual preferred stock	—	—	—	—	11,406	11,822	10,765	11,858	—	—	22,171	23,680
Equity securities and mutual funds	—	—	4	441	—	—	—	—	56,344	58,346	56,348	58,787
Total available for sale securities	$9,930,425	$9,928,734	$52,651	$53,717	$57,416	$57,997	$256,235	$261,898	$68,751	$70,557	$10,365,478	$10,372,903

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At September 30, 2013, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade. The gross unrealized loss on these securities totaled $3.4 million. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

	September 30, 2013	December 31, 2012	September 30, 2012

Unemployment rate	Increasing to 7.5% over the next 12 months and remain at 7.5% thereafter	Increasing to 8.5% over the next 12 months, dropping to 8% over the following 21 months and holding at 8% thereafter.	Increasing to 8.5% over the next 12 months, dropping to 8% over the following 21 months and holding at 8% thereafter.
Housing price appreciation/depreciation
Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 5% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.

Starting with current depreciated housing prices based on information derived from the FHFA[1], depreciating 2% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.
Starting with current depreciated housing prices based on information derived from the FHFA[1], depreciating 2% over the next 12 months and then appreciating at 2% per year thereafter.
Estimated liquidation costs	Reflect actual historical liquidations costs observed on Jumbo and Alt-A residential mortgage loans in securities owned by the Company.	Reflect actual historical liquidations costs observed on Jumbo and Alt-A residential mortgage loans in securities owned by the Company.	Reflect actual historical liquidations costs observed on Jumbo and Alt-A residential mortgage loans in securities owned by the Company.
Discount rates	Estimated cash flows were discounted at rates that range from 2.00% to 6.25% based on our current expected yields.	Estimated cash flows were discounted at rates that range from 2.00% to 6.25% based on our current expected yields.	Estimated cash flows were discounted at rates that range from 2.00% to 6.25% based on our current expected yields.

[1]	Federal Housing Finance Agency

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

Remaining credit enhancement is the amount of credit enhancement available to absorb current projected losses within the pool of loans that support the security. The Company acquires the benefit of credit enhancement by investing in senior or super-senior tranches for many of our residential mortgage-backed securities. Subordinated tranches held by other investors are specifically designed to absorb losses before the senior or super-senior tranches which effectively increased the typical credit support for these types of bonds. Current projected losses consider depreciation of home prices based on FHFA data, estimated costs and additional losses to liquidate collateral and delinquency status of the individual loans underlying the security.

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities is charged against other comprehensive income, net of deferred taxes.

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $139 thousand of additional credit loss impairments in earnings during the three months ended September 30, 2013.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				September 30, 2013		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	16	$109,234	$109,592	1	$139	16	$49,126
Jumbo-A	29	118,312	121,308	—	—	29	18,220
Total	45	$227,546	$230,900	1	$139	45	$67,346

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at September 30, 2013.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$76,027	$72,915	$75,228	$76,131
Additions for credit-related OTTI not previously recognized	67	—	619	248
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	73	1,104	320	5,436
Reductions for change in intent to hold before recovery	(3,589)	—	(3,589)	—
Sales	(5,232)	—	(5,232)	(7,796)
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$67,346	$74,019	$67,346	$74,019

Additions above exclude other-than-temporary impairment recorded due to change in intent to hold before recovery.

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
The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	September 30, 2013		December 31, 2012		September 30, 2012
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain
U.S. agency residential mortgage-backed securities	$163,567	$(5,365)	$257,040	$3,314	$305,445	$13,827
Corporate debt securities	—	—	26,486	1,409	26,442	1,359
Other securities	4,293	1	770	47	—	—
Total	$167,860	$(5,364)	$284,296	$4,770	$331,887	$15,186

(3) Derivatives

Derivative instruments may be used by the Company as part of its interest rate risk management programs or may be offered to customers. All derivative instruments are carried at fair value and changes in fair value are reported in earnings as they occur. Credit risk is also considered in determining fair value.

When bilateral netting agreements or similar arrangements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by derivative contract type by counterparty basis.

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contracts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of September 30, 2013, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $27 million.

None of these derivative contracts have been designated as hedging instruments.

Customer Risk Management Programs

BOK Financial offers programs to permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, and foreign exchange rates, or to take positions in derivative contracts. Customers may also manage interest rate risk through interest rate swaps used by borrowers to modify interest rate terms of their loans or to-be-announced securities used by mortgage banking customers to hedge their loan production. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize its risk of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in other operating revenue – brokerage and trading revenue in the Consolidated Statements of Earnings.

Interest Rate Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed-rate liabilities to floating-rate based on LIBOR. As of September 30, 2013, BOK Financial had interest rate swaps with a notional value of $47 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

As discussed in Note 5, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 5 for additional discussion of notional, fair value and impact on earnings of these contracts. Forward sales contracts are not considered swaps under the Commodity and Futures Trading Commission final rules.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2013 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$12,455,689	$224,392	$(99,970)	$124,422	$(5,191)	$119,231
Interest rate swaps	1,361,499	49,183	—	49,183	—	49,183
Energy contracts	1,412,238	73,293	(42,078)	31,215	(606)	30,609
Agricultural contracts	262,770	5,783	(3,430)	2,353	—	2,353
Foreign exchange contracts	164,970	164,970	—	164,970	—	164,970
Equity option contracts	212,452	14,339	—	14,339	(3,360)	10,979
Total customer risk management programs	15,869,618	531,960	(145,478)	386,482	(9,157)	377,325
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$15,869,618	$531,960	$(145,478)	$386,482	$(9,157)	$377,325

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$12,529,704	$221,720	$(99,970)	$121,750	$(118,166)	$3,584
Interest rate swaps	1,361,499	49,518	—	49,518	(21,240)	28,278
Energy contracts	1,400,542	71,971	(42,078)	29,893	(10,762)	19,131
Agricultural contracts	261,782	5,731	(3,430)	2,301	(2,242)	59
Foreign exchange contracts	164,455	164,455	—	164,455	—	164,455
Equity option contracts	212,452	14,339	—	14,339	—	14,339
Total customer risk management programs	15,930,434	527,734	(145,478)	382,256	(152,410)	229,846
Interest rate risk management programs	47,000	2,698	—	2,698	—	2,698
Total derivative contracts	$15,977,434	$530,432	$(145,478)	$384,954	$(152,410)	$232,544

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2012 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,858,520	$276,678	$(121,573)	$155,105	$(7,287)	$147,818
Interest rate swaps	1,301,109	79,350	—	79,350	—	79,350
Energy contracts	1,556,164	105,588	(67,030)	38,558	(3,866)	34,692
Agricultural contracts	198,735	6,835	(6,011)	824	—	824
Foreign exchange contracts	150,232	150,232	—	150,232	—	150,232
Equity option contracts	217,283	14,460	—	14,460	—	14,460
Total customer risk management programs	18,282,043	633,143	(194,614)	438,529	(11,153)	427,376
Interest rate risk management programs	66,000	8,277	—	8,277	—	8,277
Total derivative contracts	$18,348,043	$641,420	$(194,614)	$446,806	$(11,153)	$435,653

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,738,232	$274,195	$(121,573)	$152,622	$(143,945)	$8,677
Interest rate swaps	1,301,109	79,937	—	79,937	(37,841)	42,096
Energy contracts	1,596,791	107,556	(67,030)	40,526	(2,836)	37,690
Agricultural contracts	195,068	6,750	(6,011)	739	—	739
Foreign exchange contracts	149,977	149,977	—	149,977	—	149,977
Equity option contracts	217,283	14,460	—	14,460	—	14,460
Total customer risk management programs	18,198,460	632,875	(194,614)	438,261	(184,622)	253,639
Interest rate risk management programs	25,000	783	—	783	—	783
Total derivative contracts	$18,223,460	$633,658	$(194,614)	$439,044	$(184,622)	$254,422

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2013		September 30, 2012
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$(2,078)	$—	$(803)	$—
Interest rate swaps	679	—	706	—
Energy contracts	1,682	—	1,856	—
Agricultural contracts	69	—	115	—
Foreign exchange contracts	192	—	124	—
Equity option contracts	—	—	—	—
Total customer risk management programs	544	—	1,998	—
Interest Rate Risk Management Programs	—	31	—	464
Total Derivative Contracts	$544	$31	$1,998	$464

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$(377)	$—	$504	$—
Interest rate swaps	2,214	—	2,850	—
Energy contracts	5,901	—	6,754	—
Agricultural contracts	254	—	298	—
Foreign exchange contracts	552	—	455	—
Equity option contracts	—	—	—	—
Total customer risk management programs	8,544	—	10,861	—
Interest Rate Risk Management Programs	—	(3,437)	—	336
Total Derivative Contracts	$8,544	$(3,437)	$10,861	$336

Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the nine months ended September 30, 2013 and 2012, respectively.

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

All loans are charged off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower or when the required cash flow is reduced in a TDR. The charge-off amount is determined through a quarterly evaluation of available cash resources and collateral value and charge-offs are taken in the quarter in which the loss is identified. Non-risk graded loans that are past due between 60 and 180 days, based on the loan product type, are charged off. Loans to borrowers whose personal obligation has been discharged through Chapter 7 bankruptcy proceedings are charged off within 60 days of notice of the bankruptcy filing, regardless of payment status.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2013				December 31, 2012
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$4,209,349	$3,342,204	$19,522	$7,571,075	$4,158,548	$3,458,897	$24,467	$7,641,912
Commercial real estate	869,346	1,427,381	52,502	2,349,229	845,023	1,323,350	60,626	2,228,999
Residential mortgage	1,766,819	228,690	39,256	2,034,765	1,747,038	251,394	46,608	2,045,040
Consumer	137,193	256,214	1,624	395,031	175,412	217,384	2,709	395,505
Total	$6,982,707	$5,254,489	$112,904	$12,350,100	$6,926,021	$5,251,025	$134,410	$12,311,456
Accruing loans past due (90 days)[1]				$188				$3,925

	September 30, 2012
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,889,382	$3,355,763	$21,762	$7,266,907
Commercial real estate	880,535	1,220,976	75,761	2,177,272
Residential mortgage	1,728,220	258,816	29,267	2,016,303
Consumer	181,614	185,162	5,109	371,885
Total	$6,679,751	$5,020,717	$131,899	$11,832,367
Accruing loans past due (90 days)[1]				$1,181

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At September 30, 2013, $5.1 billion or 41% of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market and $4.1 billion or 33% of our total loan portfolio is to businesses and individuals attributed to the Texas market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At September 30, 2013, commercial loans attributed to the Oklahoma market totaled $2.8 billion or 37% of the commercial loan portfolio segment and commercial loans attributed to the Texas market totaled $2.9 billion or 38% of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.3 billion or 19% of total loans at September 30, 2013, including $2.0 billion of outstanding loans to energy producers. Approximately 59% of committed production loans are secured by properties primarily producing oil and 41% are secured by properties producing natural gas. The services loan class totaled $2.1 billion at September 30, 2013. Approximately $1.1 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include gaming, educational, public finance, insurance and community foundations.

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

At September 30, 2013, 36% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 24% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At September 30, 2013, residential mortgage loans included $164 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $792 million at September 30, 2013. Approximately, 70% of the home equity loan portfolio is comprised of first lien loans and 30% of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 75% to amortizing term loans and 25% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2013, outstanding commitments totaled $7.2 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2013, outstanding standby letters of credit totaled $440 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At September 30, 2013, outstanding commercial letters of credit totaled $12 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and nine months ended September 30, 2013.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended September 30, 2013 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$64,044	$49,687	$39,206	$7,738	$42,449	$203,124
Provision for loan losses	(1,774)	(6,279)	(136)	1,256	(1,567)	(8,500)
Loans charged off	(1,354)	(419)	(961)	(1,974)	—	(4,708)
Recoveries	864	2,073	188	1,284	—	4,409
Ending balance	$61,780	$45,062	$38,297	$8,304	$40,882	$194,325
Allowance for off-balance sheet credit losses:
Beginning balance	$402	$1,178	$6	$18	$—	$1,604
Provision for off-balance sheet credit losses	(228)	202	42	(16)	—	—
Ending balance	$174	$1,380	$48	$2	$—	$1,604

Total provision for credit losses	$(2,002)	$(6,077)	$(94)	$1,240	$(1,567)	$(8,500)

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the nine months ended September 30, 2013 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$65,280	$54,884	$41,703	$9,453	$44,187	$215,507
Provision for loan losses	(3,507)	(10,077)	187	513	(3,305)	(16,189)
Loans charged off	(6,190)	(5,669)	(4,797)	(5,513)	—	(22,169)
Recoveries	6,197	5,924	1,204	3,851	—	17,176
Ending balance	$61,780	$45,062	$38,297	$8,304	$40,882	$194,325
Allowance for off-balance sheet credit losses:
Beginning balance	$475	$1,353	$78	$9	$—	$1,915
Provision for off-balance sheet credit losses	(301)	27	(30)	(7)	—	(311)
Ending balance	$174	$1,380	$48	$2	$—	$1,604

Total provision for credit losses	$(3,808)	$(10,050)	$157	$506	$(3,305)	$(16,500)

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

[1]
Includes $7.1 million of negative recovery related to a refund of a settlement between BOK Financial and the City of Tulsa by the Oklahoma Supreme Court. Excluding this refund, BOK Financial had net charge-offs (recoveries) to average loans of (0.05%) on an annualized basis.

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

[1]
Includes $7.1 million of negative recovery related to a refund of a settlement between BOK Financial and the City of Tulsa by the Oklahoma Supreme Court. Excluding this refund, BOK Financial had net charge-offs (recoveries) to average loans of (0.05%) on an annualized basis.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2013 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,551,553	$61,208	$19,522	$572	$7,571,075	$61,780
Commercial real estate	2,296,727	44,574	52,502	488	2,349,229	45,062
Residential mortgage	1,996,086	38,083	38,679	214	2,034,765	38,297
Consumer	393,407	8,304	1,624	—	395,031	8,304
Total	12,237,773	152,169	112,327	1,274	12,350,100	153,443

Nonspecific allowance	—	—	—	—	—	40,882

Total	$12,237,773	$152,169	$112,327	$1,274	$12,350,100	$194,325

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2012 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,617,445	$65,050	$24,467	$230	$7,641,912	$65,280
Commercial real estate	2,168,373	51,775	60,626	3,109	2,228,999	54,884
Residential mortgage	1,998,921	40,934	46,119	769	2,045,040	41,703
Consumer	392,796	9,328	2,709	125	395,505	9,453
Total	12,177,535	167,087	133,921	4,233	12,311,456	171,320

Nonspecific allowance	—	—	—	—	—	44,187

Total	$12,177,535	$167,087	$133,921	$4,233	$12,311,456	$215,507

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2012 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,245,145	$81,575	$21,762	$204	$7,266,907	$81,779
Commercial real estate	2,101,511	57,587	75,761	3,117	2,177,272	60,704
Residential mortgage	1,987,546	40,799	28,757	217	2,016,303	41,016
Consumer	366,776	9,214	5,109	129	371,885	9,343
Total	11,700,978	189,175	131,389	3,667	11,832,367	192,842

Nonspecific allowance	—	—	—	—	—	40,914

Total	$11,700,978	$189,175	$131,389	$3,667	$11,832,367	$233,756

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at September 30, 2013 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,553,151	$60,570	$17,924	$1,210	$7,571,075	$61,780
Commercial real estate	2,349,229	45,062	—	—	2,349,229	45,062
Residential mortgage	236,399	3,764	1,798,366	34,533	2,034,765	38,297
Consumer	268,690	2,797	126,341	5,507	395,031	8,304
Total	10,407,469	112,193	1,942,631	41,250	12,350,100	153,443

Nonspecific allowance	—	—	—	—	—	40,882

Total	$10,407,469	$112,193	$1,942,631	$41,250	$12,350,100	$194,325

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at September 30, 2012 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,249,429	$80,676	$17,478	$1,103	$7,266,907	$81,779
Commercial real estate	2,177,235	60,704	37	—	2,177,272	60,704
Residential mortgage	275,490	6,416	1,740,813	34,600	2,016,303	41,016
Consumer	202,897	2,711	168,988	6,632	371,885	9,343
Total	9,905,051	150,507	1,927,316	42,335	11,832,367	192,842

Nonspecific allowance	—	—	—	—	—	40,914

Total	$9,905,051	$150,507	$1,927,316	$42,335	$11,832,367	$233,756

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

The following table summarizes the Company’s loan portfolio at September 30, 2013 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,305,225	$4,813	$1,953	$—	$—	$2,311,991
Services	2,130,169	11,455	6,927	—	—	2,148,551
Wholesale/retail	1,171,923	2,660	7,223	—	—	1,181,806
Manufacturing	378,723	2,894	843	—	—	382,460
Healthcare	1,158,436	43	1,733	—	—	1,160,212
Integrated food services	136,650	4,790	—	—	—	141,440
Other commercial and industrial	225,895	—	796	17,877	47	244,615
Total commercial	7,507,021	26,655	19,475	17,877	47	7,571,075

Commercial real estate:
Construction and land development	178,278	17,394	20,784	—	—	216,456
Retail	548,197	807	7,914	—	—	556,918
Office	413,083	2,122	6,838	—	—	422,043
Multifamily	504,548	11,556	4,350	—	—	520,454
Industrial	244,768	254	—	—	—	245,022
Other commercial real estate	365,051	10,669	12,616	—	—	388,336
Total commercial real estate	2,253,925	42,802	52,502	—	—	2,349,229

Residential mortgage:
Permanent mortgage	222,630	4,633	5,441	819,601	26,356	1,078,661
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	163,342	577	163,919
Home equity	3,695	—	—	781,608	6,882	792,185
Total residential mortgage	226,325	4,633	5,441	1,764,551	33,815	2,034,765

Consumer:
Indirect automobile	—	—	—	9,800	957	10,757
Other consumer	267,564	846	280	115,197	387	384,274
Total consumer	267,564	846	280	124,997	1,344	395,031

Total	$10,254,835	$74,936	$77,698	$1,907,425	$35,206	$12,350,100

The following table summarizes the Company’s loan portfolio at December 31, 2012 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,448,954	$9,245	$2,460	$—	$—	$2,460,659
Services	2,119,734	32,362	12,090	—	—	2,164,186
Wholesale/retail	1,093,413	9,949	3,077	—	—	1,106,439
Manufacturing	337,132	9,345	2,007	—	—	348,484
Healthcare	1,077,773	467	3,166	—	—	1,081,406
Integrated food services	190,422	—	684	—	—	191,106
Other commercial and industrial	266,329	4,914	919	17,406	64	289,632
Total commercial	7,533,757	66,282	24,403	17,406	64	7,641,912

Commercial real estate:
Construction and land development	204,010	22,952	26,131	—	—	253,093
Retail	508,342	6,327	8,117	—	—	522,786
Office	405,763	15,280	6,829	—	—	427,872
Multifamily	393,566	6,624	2,706	—	—	402,896
Industrial	241,761	265	3,968	—	—	245,994
Other commercial real estate	351,663	11,820	12,875	—	—	376,358
Total commercial real estate	2,105,105	63,268	60,626	—	—	2,228,999

Residential mortgage:
Permanent mortgage	242,823	10,271	12,409	831,008	27,454	1,123,965
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	159,955	489	160,444
Home equity	—	—	—	754,375	6,256	760,631
Total residential mortgage	242,823	10,271	12,409	1,745,338	34,199	2,045,040

Consumer:
Indirect automobile	—	—	—	33,157	1,578	34,735
Other consumer	229,570	1,091	715	128,978	416	360,770
Total consumer	229,570	1,091	715	162,135	1,994	395,505

Total	$10,111,255	$140,912	$98,153	$1,924,879	$36,257	$12,311,456

The following table summarizes the Company’s loan portfolio at September 30, 2012 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,403,364	$10,450	$3,063	$—	$—	$2,416,877
Services	1,923,017	34,452	10,099	—	—	1,967,568
Wholesale/retail	1,053,813	4,241	2,007	—	—	1,060,061
Manufacturing	330,608	10,469	2,283	—	—	343,360
Healthcare	1,019,362	184	3,305	—	—	1,022,851
Integrated food services	199,769	684	—	—	—	200,453
Other commercial and industrial	231,890	5,437	932	17,405	73	255,737
Total commercial	7,161,823	65,917	21,689	17,405	73	7,266,907

Commercial real estate:
Construction and land development	230,022	25,568	38,143	—	—	293,733
Retail	520,568	8,196	6,692	—	—	535,456
Office	391,859	12,554	9,833	—	—	414,246
Multifamily	383,317	6,667	3,145	—	—	393,129
Industrial	175,339	4,443	4,064	—	—	183,846
Other commercial real estate	329,659	13,319	13,847	—	37	356,862
Total commercial real estate	2,030,764	70,747	75,724	—	37	2,177,272

Residential mortgage:
Permanent mortgage	253,859	11,776	9,855	850,118	13,352	1,138,960
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	161,761	510	162,271
Home equity	—	—	—	709,522	5,550	715,072
Total residential mortgage	253,859	11,776	9,855	1,721,401	19,412	2,016,303

Consumer:
Indirect automobile	—	—	—	45,349	1,932	47,281
Other consumer	198,419	1,663	2,815	121,345	362	324,604
Total consumer	198,419	1,663	2,815	166,694	2,294	371,885

Total	$9,644,865	$150,103	$110,083	$1,905,500	$21,816	$11,832,367

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the		For the
	September 30, 2013					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2013		September 30, 2013
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,954	$1,953	$1,953	$—	$—	$2,115	$—	$2,207	$—
Services	9,105	6,927	5,789	1,138	515	7,188	—	9,509	—
Wholesale/retail	11,262	7,223	7,188	35	9	6,962	—	5,150	—
Manufacturing	1,051	843	843	—	—	860	—	1,425	—
Healthcare	2,340	1,733	1,685	48	48	2,202	—	2,450	—
Integrated food services	—	—	—	—	—	—	—	342	—
Other commercial and industrial	8,535	843	843	—	—	871	—	913	—
Total commercial	34,247	19,522	18,301	1,221	572	20,198	—	21,996	—

Commercial real estate:
Construction and land development	24,219	20,784	20,395	389	148	20,960	—	23,458	—
Retail	9,380	7,914	7,914	—	—	8,160	—	8,016	—
Office	8,254	6,838	6,830	8	8	7,333	—	6,834	—
Multifamily	4,351	4,350	4,350	—	—	5,399	—	3,528	—
Industrial	—	—	—	—	—	—	—	1,984	—
Other real estate loans	14,868	12,616	12,020	596	332	13,747	—	12,746	—
Total commercial real estate	61,072	52,502	51,509	993	488	55,599	—	56,566	—

Residential mortgage:
Permanent mortgage	39,648	31,797	31,527	270	214	32,272	539	35,829	1,142
Permanent mortgage guaranteed by U.S. government agencies[1]	171,935	163,919	163,919	—	—	162,497	1,722	162,337	5,130
Home equity	7,091	6,882	6,882	—	—	7,293	—	6,569	—
Total residential mortgage	218,674	202,598	202,328	270	214	202,062	2,261	204,735	6,272

Consumer:
Indirect automobile	960	957	957	—	—	1,073	—	1,268	—
Other consumer	677	667	667	—	—	758	—	899	—
Total consumer	1,637	1,624	1,624	—	—	1,831	—	2,167	—

Total	$315,630	$276,246	$273,762	$2,484	$1,274	$279,690	$2,261	$285,464	$6,272

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At September 30, 2013, $577 thousand of these loans were nonaccruing and $163 million were accruing based on the guarantee by U.S. government agencies.

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

A summary of impaired loans at September 30, 2012 follows (in thousands):

	As of					For the		For the
	As of September 30, 2012					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2012		September 30, 2012
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$3,273	$3,063	$3,063	$—	$—	$3,075	$—	$1,700	$—
Services	13,135	10,099	9,978	121	120	10,111	—	13,534	—
Wholesale/retail	8,039	2,007	1,937	70	18	3,091	—	11,594	—
Manufacturing	6,548	2,283	2,283	—	—	7,257	—	12,667	—
Healthcare	4,395	3,305	2,159	1,146	66	3,308	—	4,396	—
Integrated food services	—	—	—	—	—	—	—	—	—
Other commercial and industrial	8,504	1,005	1,005	—	—	1,305	—	1,398	—
Total commercial	43,894	21,762	20,425	1,337	204	28,147	—	45,289	—

Commercial real estate:
Construction and land development	67,087	38,143	37,579	564	155	42,097	—	50,009	—
Retail	8,372	6,692	6,692	—	—	7,300	—	6,778	—
Office	13,736	9,833	9,608	225	21	10,211	—	10,645	—
Multifamily	3,259	3,145	3,145	—	—	3,182	—	3,329	—
Industrial	4,064	4,064	—	4,064	2,290	2,032	—	2,032	—
Other real estate loans	16,473	13,884	11,454	2,430	651	13,166	—	14,685	—
Total commercial real estate	112,991	75,761	68,478	7,283	3,117	77,988	—	87,478	—

Residential mortgage:
Permanent mortgage	31,068	23,207	22,906	301	217	20,672	398	24,287	1,193
Permanent mortgage guaranteed by U.S. government agencies[1]	169,622	162,271	162,271	—	—	163,863	1,680	178,542	5,039
Home equity	5,550	5,550	5,550	—	—	5,071	—	4,976	—
Total residential mortgage	206,240	191,028	190,727	301	217	189,606	2,078	207,805	6,232

Consumer:
Indirect automobile	1,932	1,932	1,932	—	—	2,095	—	2,063	—
Other consumer	5,219	3,177	3,048	129	129	3,967	—	2,249	—
Total consumer	7,151	5,109	4,980	129	129	6,062	—	4,312	—

Total	$370,276	$293,660	$284,610	$9,050	$3,667	$301,803	$2,078	$344,884	$6,232

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At September 30, 2012, $510 thousand of these loans were nonaccruing and $162 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of September 30, 2013 were as follows (in thousands):

	As of September 30, 2013				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended September 30, 2013	Nine Months Ended Sept. 30, 2013
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	3,791	1,274	2,517	250	—	—
Wholesale/retail	275	141	134	9	—	—
Manufacturing	396	—	396	—	154	154
Healthcare	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	772	30	742	—	—	—
Total commercial	5,234	1,445	3,789	259	154	154

Commercial real estate:
Construction and land development	10,673	1,776	8,897	148	—	54
Retail	6,030	2,032	3,998	—	—	627
Office	5,448	1,294	4,154	—	—	77
Multifamily	980	980	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	8,482	6,874	1,608	—	—	—
Total commercial real estate	31,613	12,956	18,657	148	—	758

Residential mortgage:
Permanent mortgage	17,319	9,579	7,740	13	73	450
Home equity	3,782	3,219	563	—	61	127
Total residential mortgage	21,101	12,798	8,303	13	134	577

Consumer:
Indirect automobile	817	737	80	—	—	1
Other consumer	471	287	184	—	2	2
Total consumer	1,288	1,024	264	—	2	3

Total nonaccruing TDRs	$59,236	$28,223	$31,013	$420	$290	$1,492

	As of September 30, 2013				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended September 30, 2013	Nine Months Ended Sept. 30, 2013
Accruing TDRs:

Residential mortgage:
Permanent mortgage	—	—	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	50,099	11,975	38,124	—	—	—
Total residential mortgage	50,099	11,975	38,124	—	—	—

Total accruing TDRs	50,099	11,975	38,124	—	—	—

Total TDRs	$109,335	$40,198	$69,137	$420	$290	$1,492

A summary of troubled debt restructurings by accruing status as of December 31, 2012 were as follows (in thousands):

	As of
	December 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—
Services	2,492	2,099	393	45
Wholesale/retail	2,290	1,362	928	15
Manufacturing	—	—	—	—
Healthcare	64	64	—	—
Integrated food services	—	—	—	—
Other commercial and industrial	675	—	675	—
Total commercial	5,521	3,525	1,996	60

Commercial real estate:
Construction and land development	14,898	9,989	4,909	76
Retail	6,785	5,735	1,050	—
Office	3,899	1,920	1,979	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	5,017	3,399	1,618	—
Total commercial real estate	30,599	21,043	9,556	76

Residential mortgage:
Permanent mortgage	20,490	12,214	8,276	54
Home equity	—	—	—	—
Total residential mortgage	20,490	12,214	8,276	54

Consumer:
Indirect automobile	532	492	40	—
Other consumer	2,328	2,097	231	83
Total consumer	2,860	2,589	271	83

Total nonaccuring TDRs	$59,470	$39,371	$20,099	$273

	As of
	December 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance

Accruing TDRs:

Residential mortgage:
Permanent mortgage	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	38,515	8,755	29,760	—
Total residential mortgage	38,515	8,755	29,760	—

Total accruing TDRs	38,515	8,755	29,760	—

Total TDRs	$97,985	$48,126	$49,859	$273

A summary of troubled debt restructurings by accruing status as of September 30, 2012 were as follows (in thousands):

	As of September 30, 2012				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2012
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	2,594	2,109	485	—	—	—
Wholesale/retail	1,557	1,385	172	18	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	72	72	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	678	—	678	—	—	—
Total commercial	4,901	3,566	1,335	18	—	—

Commercial real estate:
Construction and land development	18,406	9,842	8,564	76	982	3,252
Retail	3,448	3,448	—	—	150	150
Office	3,376	1,368	2,008	—	—	269
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	5,310	3,574	1,736	55	87	2,269
Total commercial real estate	30,540	18,232	12,308	131	1,219	5,940

Residential mortgage:
Permanent mortgage	6,925	4,245	2,680	54	—	24
Home equity	—	—	—	—	—	—
Total residential mortgage	6,925	4,245	2,680	54	—	24

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	2,213	443	1,770	88	1,345	1,345
Total consumer	2,213	443	1,770	88	1,345	1,345

Total nonaccruing TDRs	$44,579	$26,486	$18,093	$291	$2,564	$7,309

	As of September 30, 2012				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2012
Nonaccruing TDRs:

Accruing TDRs:

Residential mortgage:
Permanent mortgage	3,402	2,225	1,177	—	—	83
Permanent mortgages guaranteed by U.S. government agencies	24,590	7,684	16,906	—	—	—
Total residential mortgage	27,992	9,909	18,083	—	—	83

Total accruing TDRs	27,992	9,909	18,083	—	—	83

Total TDRs	$72,571	$36,395	$36,176	$291	$2,564	$7,392

Troubled debt restructurings generally consist of interest rates concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at September 30, 2013 by class that were restructured during the three and nine months ended September 30, 2013 by primary type of concession (in thousands):

	Three Months Ended Sept. 30, 2013
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	610	228	—	838	838
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	396	—	396	396
Healthcare	—	—	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	610	624	—	1,234	1,234

Commercial real estate:
Construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	498	—	498	498
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	498	—	498	498

Residential mortgage:
Permanent mortgage	—	—	—	—	—	222	222	222
Permanent mortgage guaranteed by U.S. government agencies	1,971	2,892	4,863	—	—	—	—	4,863
Home equity	—	—	—	—	—	515	515	515
Total residential mortgage	1,971	2,892	4,863	—	—	737	737	5,600

Consumer:
Indirect automobile	—	—	—	—	—	58	58	58
Other consumer	—	—	—	—	—	58	58	58
Total consumer	—	—	—	—	—	116	116	116

Total	$1,971	$2,892	$4,863	$610	$1,122	$853	$2,585	$7,448

	Nine Months Ended September 30, 2013
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	610	1,351	—	1,961	1,961
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	396	—	396	396
Healthcare	—	—	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	145	—	—	145	145
Total commercial	—	—	—	755	1,747	—	2,502	2,502

Commercial real estate:
Construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	1,110	—	1,110	1,110
Office	—	—	—	—	3,173	—	3,173	3,173
Multifamily	—	—	—	—	980	—	980	980
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	3,870	—	3,870	3,870
Total commercial real estate	—	—	—	—	9,133	—	9,133	9,133

Residential mortgage:
Permanent mortgage	—	—	—	—	132	864	996	996
Permanent mortgage guaranteed by U.S. government agencies	9,817	9,589	19,406	—	—	—	—	19,406
Home equity	—	—	—	—	—	2,490	2,490	2,490
Total residential mortgage	9,817	9,589	19,406	—	132	3,354	3,486	22,892

Consumer:
Indirect automobile	—	—	—	—	—	633	633	633
Other consumer	—	—	—	81	—	130	211	211
Total consumer	—	—	—	81	—	763	844	844

Total	$9,817	$9,589	$19,406	$836	$11,012	$4,117	$15,965	$35,371

Troubled debt restructurings generally consist of interest rates concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during the three and nine months ended September 30, 2012 by primary type of concession (in thousands):

	Three Months Ended Sept. 30, 2012
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	875	—	—	875	875
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	875	—	—	875	875

Commercial real estate:
Construction and land development	—	—	—	—	6,598	—	6,598	6,598
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	6,598	—	6,598	6,598

Residential mortgage:
Permanent mortgage	—	—	—	—	—	—	—	—
Permanent mortgage guaranteed by U.S. government agencies	—	961	961	—	—	—	—	961
Home equity	—	—	—	—	—	—	—	—
Total residential mortgage	—	961	961	—	—	—	—	961

Consumer:
Indirect automobile	—	—	—	—	—	—	—	—
Other consumer	—	—	—	87	—	—	87	87
Total consumer	—	—	—	87	—	—	87	87

Total	$—	$961	$961	$962	$6,598	$—	$7,560	$8,521

	Nine Months Ended September 30, 2012
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	875	70	—	945	945
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	72	72	72
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	875	70	72	1,017	1,017

Commercial real estate:
Construction and land development	—	—	—	1,280	6,598	—	7,878	7,878
Retail	—	—	—	2,398	—	—	2,398	2,398
Office	—	—	—	1,368	—	—	1,368	1,368
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	1,605	—	1,605	1,605
Total commercial real estate	—	—	—	5,046	8,203	—	13,249	13,249

Residential mortgage:
Permanent mortgage	—	151	151	—	—	781	781	932
Permanent mortgage guaranteed by U.S. government agencies	—	4,465	4,465	—	—	—	—	4,465
Home equity	—	—	—	—	—	—	—	—
Total residential mortgage	—	4,616	4,616	—	—	781	781	5,397

Consumer:
Indirect automobile	—	—	—	—	—	—	—	—
Other consumer	—	—	—	452	—	1,630	2,082	2,082
Total consumer	—	—	—	452	—	1,630	2,082	2,082

Total	$—	$4,616	$4,616	$6,373	$8,273	$2,483	$17,129	$21,745

The following table summarizes, by loan class, the recorded investment at September 30, 2013 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended Sept. 30, 2013			Nine Months Ended Sept. 30, 2013
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	1,338	1,338	—	1,948	1,948
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	396	396	—	396	396
Healthcare	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	145	145	—	168	168
Total commercial	—	1,879	1,879	—	2,512	2,512

Commercial real estate:
Construction and land development	—	257	257	—	257	257
Retail	—	1,110	1,110	—	1,110	1,110
Office	—	3,173	3,173	—	3,173	3,173
Multifamily	—	—	—	—	980	980
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	3,870	3,870
Total commercial real estate	—	4,540	4,540	—	9,390	9,390

Residential mortgage:
Permanent mortgage	—	820	820	—	941	941
Permanent mortgage guaranteed by U.S. government agencies	22,359	—	22,359	26,636	—	26,636
Home equity	—	563	563	—	630	630
Total residential mortgage	22,359	1,383	23,742	26,636	1,571	28,207

Consumer:
Indirect automobile	—	81	81	—	116	116
Other consumer	—	53	53	—	53	53
Total consumer	—	134	134	—	169	169

Total	$22,359	$7,936	$30,295	$26,636	$13,642	$40,278

A payment default is defined as being 30 days or more past due. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date.

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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2013 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,308,639	$1,399	$—	$1,953	$2,311,991
Services	2,140,835	704	85	6,927	2,148,551
Wholesale/retail	1,173,628	955	—	7,223	1,181,806
Manufacturing	381,048	569	—	843	382,460
Healthcare	1,158,340	139	—	1,733	1,160,212
Integrated food services	141,440	—	—	—	141,440
Other commercial and industrial	243,656	116	—	843	244,615
Total commercial	7,547,586	3,882	85	19,522	7,571,075

Commercial real estate:
Construction and land development	195,672	—	—	20,784	216,456
Retail	548,810	194	—	7,914	556,918
Office	415,205	—	—	6,838	422,043
Multifamily	516,104	—	—	4,350	520,454
Industrial	244,415	607	—	—	245,022
Other real estate loans	375,250	470	—	12,616	388,336
Total commercial real estate	2,295,456	1,271	—	52,502	2,349,229

Residential mortgage:
Permanent mortgage	1,040,616	6,248	—	31,797	1,078,661
Permanent mortgages guaranteed by U.S. government agencies	20,985	18,639	123,718	577	163,919
Home equity	782,954	2,321	28	6,882	792,185
Total residential mortgage	1,844,555	27,208	123,746	39,256	2,034,765

Consumer:
Indirect automobile	9,416	384	—	957	10,757
Other consumer	382,188	1,344	75	667	384,274
Total consumer	391,604	1,728	75	1,624	395,031

Total	$12,079,201	$34,089	$123,906	$112,904	$12,350,100

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2012 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,454,928	$3,071	$200	$2,460	$2,460,659
Services	2,150,386	1,710	—	12,090	2,164,186
Wholesale/retail	1,103,307	5	50	3,077	1,106,439
Manufacturing	346,442	35	—	2,007	348,484
Healthcare	1,077,022	1,040	178	3,166	1,081,406
Integrated food services	190,416	6	—	684	191,106
Other commercial and industrial	288,522	127	—	983	289,632
Total commercial	7,611,023	5,994	428	24,467	7,641,912

Commercial real estate:
Construction and land development	226,962	—	—	26,131	253,093
Retail	514,252	349	68	8,117	522,786
Office	417,866	3,177	—	6,829	427,872
Multifamily	400,151	39	—	2,706	402,896
Industrial	242,026	—	—	3,968	245,994
Other real estate loans	358,030	2,092	3,361	12,875	376,358
Total commercial real estate	2,159,287	5,657	3,429	60,626	2,228,999

Residential mortgage:
Permanent mortgage	1,075,687	8,366	49	39,863	1,123,965
Permanent mortgages guaranteed by U.S. government agencies	26,560	13,046	120,349	489	160,444
Home equity	752,100	2,275	—	6,256	760,631
Total residential mortgage	1,854,347	23,687	120,398	46,608	2,045,040

Consumer:
Indirect automobile	31,869	1,273	15	1,578	34,735
Other consumer	358,308	1,327	4	1,131	360,770
Total consumer	390,177	2,600	19	2,709	395,505

Total	$12,014,834	$37,938	$124,274	$134,410	$12,311,456

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2012 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,408,812	$5,002	$—	$3,063	$2,416,877
Services	1,956,190	741	538	10,099	1,967,568
Wholesale/retail	1,056,730	1,324	—	2,007	1,060,061
Manufacturing	340,243	834	—	2,283	343,360
Healthcare	1,014,771	4,775	—	3,305	1,022,851
Integrated food services	200,453	—	—	—	200,453
Other commercial and industrial	254,167	240	325	1,005	255,737
Total commercial	7,231,366	12,916	863	21,762	7,266,907

Commercial real estate:
Construction and land development	245,258	10,297	35	38,143	293,733
Retail	528,396	368	—	6,692	535,456
Office	403,223	1,190	—	9,833	414,246
Multifamily	389,949	35	—	3,145	393,129
Industrial	177,951	1,831	—	4,064	183,846
Other real estate loans	340,586	2,391	1	13,884	356,862
Total commercial real estate	2,085,363	16,112	36	75,761	2,177,272

Residential mortgage:
Permanent mortgage	1,097,550	17,953	250	23,207	1,138,960
Permanent mortgages guaranteed by U.S. government agencies	19,786	16,629	125,346	510	162,271
Home equity	706,561	2,961	—	5,550	715,072
Total residential mortgage	1,823,897	37,543	125,596	29,267	2,016,303

Consumer:
Indirect automobile	43,588	1,729	32	1,932	47,281
Other consumer	319,549	1,878	—	3,177	324,604
Total consumer	363,137	3,607	32	5,109	371,885

Total	$11,503,763	$70,178	$126,527	$131,899	$11,832,367

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2013		December 31, 2012		September 30, 2012
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$220,800	$228,926	$269,718	$281,935	$294,794	$313,927
Residential mortgage loan commitments	351,196	10,948	356,634	12,733	452,129	22,319
Forward sales contracts	560,069	(9,363)	598,442	(906)	722,043	(11,144)
		$230,511		$293,762		$325,102

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2013, December 31, 2012 or September 30, 2012. No credit losses were recognized on residential mortgage loans held for sale for the nine month periods ended September 30, 2013 and 2012.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Originating and marketing revenue:
Residential mortgages loan held for sale	$31,047	$40,463	$79,045	$85,262
Residential mortgage loan commitments	12,668	6,512	(1,774)	15,722
Forward sales contracts	(31,167)	(6,618)	(8,457)	(7,856)
Total originating and marketing revenue	12,548	40,357	68,814	93,128
Servicing revenue	10,938	9,909	31,244	29,764
Total mortgage banking revenue	$23,486	$50,266	$100,058	$122,892

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Number of residential mortgage loans serviced for others	104,115	98,246	97,465
Outstanding principal balance of residential mortgage loans serviced for others	$13,298,479	$11,981,624	$11,756,350
Weighted average interest rate	4.42%	4.71%	4.85%
Remaining term (in months)	292	289	289

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2013 was as follows (in thousands):

	Purchased	Originated	Total
Balance, June 30, 2013	$15,582	$117,307	$132,889
Additions, net	—	13,225	13,225
Change in fair value due to loan runoff	(693)	(4,212)	(4,905)
Change in fair value due to market changes	(76)	(270)	(346)
Balance, Sept. 30, 2013	$14,813	$126,050	$140,863

Activity in capitalized mortgage servicing rights during the nine months ended September 30, 2013 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2012	$12,976	$87,836	$100,812
Additions, net	—	39,157	39,157
Change in fair value due to loan runoff	(2,504)	(13,229)	(15,733)
Change in fair value due to market changes	4,341	12,286	16,627
Balance, Sept. 30, 2013	$14,813	$126,050	$140,863

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2012 was as follows (in thousands):

	Purchased	Originated	Total
Balance, June 30, 2012	$16,361	$75,422	$91,783
Additions, net	—	12,107	12,107
Change in fair value due to loan runoff	(998)	(3,663)	(4,661)
Change in fair value due to market changes	(2,648)	(6,928)	(9,576)
Balance, Sept. 30, 2012	$12,715	$76,938	$89,653

Activity in capitalized mortgage servicing rights during the nine months ended September 30, 2012 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2011	$18,903	$67,880	$86,783
Additions, net	—	29,754	29,754
Change in fair value due to loan runoff	(2,958)	(10,027)	(12,985)
Change in fair value due to market changes	(3,230)	(10,669)	(13,899)
Balance, Sept. 30, 2012	$12,715	$76,938	$89,653

Changes in the fair value of mortgage servicing rights are included in Other operating expense in the Consolidated Statements of Earnings. Changes in fair value due to loan runoff are included in Mortgage banking costs. Changes in fair value due to market changes are reported separately. Changes in fair value due to market changes during the period relate to assets held at the reporting date.

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
Discount rate – risk-free rate plus a market premium	10.23%	10.29%	10.32%
Prepayment rate – based upon loan interest rate, original term and loan type	7.03% - 30.92%	8.38% - 43.94%	9.14% - 46.42
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$58 - $105	$55 - $105	$55 - $105
Delinquent loans	$135 - $500	$135 - $500	$135 - $500
Loans in foreclosure	$875 - $4,250	$875 - $4,250	$875 - $3,750
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.54%	0.87%	0.77%

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at September 30, 2013 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$60,587	$47,954	$25,965	$6,357	$140,863
Outstanding principal of loans serviced for others	$5,367,632	$4,214,910	$2,436,350	$1,279,587	$13,298,479
Weighted average prepayment rate[1]	7.03%	8.26%	12.05%	30.92%	10.64%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At September 30, 2013, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $1.7 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $2.1 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at September 30, 2013 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$4,603,938	$38,363	$9,870	$35,126	$4,687,297
FNMA	3,787,198	22,249	5,441	20,040	3,834,928
GNMA	4,381,908	127,465	36,463	14,793	4,560,629
Other	208,047	1,588	18	5,972	215,625
Total	$12,981,091	$189,665	$51,792	$75,931	$13,298,479

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $198 million at September 30, 2013, $227 million at December 31, 2012 and $238 million at September 30, 2012. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $9.3 million at September 30, 2013, $11 million at December 31, 2012 and $18 million at September 30, 2012. At September 30, 2013, approximately 6% of the loans sold with recourse with an outstanding principal balance of $11 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 6% with an outstanding balance of $12 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance	$9,665	$17,832	$11,359	$18,683
Provision for recourse losses	601	1,055	270	3,495
Loans charged off, net	(981)	(1,255)	(2,344)	(4,546)
Ending balance	$9,285	$17,632	$9,285	$17,632

The Company also has an off-balance sheet obligation to repurchase or provide indemnification for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements.The Company has established an accrual for credit losses related to potential loan repurchases under representations and warranties that is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings. The level of repurchases and indemnifications related to standard representations and warranties has remained low. The Company repurchased 5 loans from the agencies for $232 thousand during the third quarter of 2013 and had no related losses. There were two indemnification on loans paid during third quarter of 2013.

A summary of unresolved deficiency requests from the agencies and related accrual for credit losses follows (in thousands, except for number of unresolved deficiency requests):

	September 30, 2013	December 31, 2012
Number of unresolved deficiency requests	524	389
Aggregate outstanding principal balance subject to unresolved deficiency requests	$64,428	$44,831
Unpaid principal balance subject to indemnification by the Company	2,440	1,233
Accrual for credit losses related to potential loan repurchases under representations and warranties	7,903	5,291

(6) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension expense of $500 thousand and $965 thousand for the three months ended September 30, 2013 and 2012, respectively and $1.5 million and $2.9 million for the nine months ended September 30, 2013 and 2012, respectively. The Company made no Pension Plan contributions during the three and nine months ended September 30, 2013 and 2012.

Management has been advised that the maximum allowable contribution for 2013 is $23 million. No minimum contribution is required for 2013.
(7)  Commitments and Contingent Liabilities

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $6.4 million at September 30, 2013. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act limits both the amount and structure of these types of investments. As a result, the Company's private equity activity might be curtailed.

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

The Company also has interests in various unrelated alternative investments generally consisting of unconsolidated limited partnership interests in or loans to entities for which investment return is primarily in the form of tax credits or that invest in distressed real estate loans and properties, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments and the Company's maximum exposure to loss is restricted to its investment balance. The Company's obligation to fund alternative investments is included in Other liabilities in the Consolidated Balance Sheets.

A summary of consolidated and unconsolidated alternative investments as of September 30, 2013, December 31, 2012 and September 30, 2012 is as follows (in thousands):

	September 30, 2013
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$27,799	$—	$—	$23,710
Tax credit entities	10,000	13,577	—	10,964	10,000
Other	—	9,510	—	—	2,020
Total consolidated	$10,000	$50,886	$—	$10,964	$35,730

Unconsolidated:
Tax credit entities	$30,345	$92,039	$44,285	$—	$—
Other	—	9,596	1,698	—	—
Total unconsolidated	$30,345	$101,635	$45,983	$—	$—

	December 31, 2012
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$28,169	$—	$—	$23,691
Tax credit entities	10,000	13,965	—	10,964	10,000
Other	—	8,952	—	—	2,130
Total consolidated	$10,000	$51,086	$—	$10,964	$35,821

Unconsolidated:
Tax credit entities	$22,354	$78,109	$43,052	$—	$—
Other	—	9,113	1,802	—	—
Total unconsolidated	$22,354	$87,222	$44,854	$—	$—

	September 30, 2012
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$28,792	$—	$—	$24,777
Tax credit entities	10,000	14,094	—	10,964	10,000
Other	—	9,024	—	—	2,041
Total consolidated	$10,000	$51,910	$—	$10,964	$36,818

Unconsolidated:
Tax credit entities	$17,486	$69,717	$36,433	$—	$—
Other	—	9,902	2,062	—	—
Total unconsolidated	$17,486	$79,619	$38,495	$—	$—

Other Commitments and Contingencies

At September 30, 2013, Cavanal Hill Funds’ assets included $843 million of U.S. Treasury, $1.2 billion of cash management and $273 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at September 30, 2013. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2013 or 2012.

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

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City of Tulsa as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $12.0 million at September 30, 2013. Current leases expire or are subject to lessee termination options in 2014. Our obligation under the agreement would be affected by lessee decisions to exercise these options. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City of Tulsa through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.

The Company has agreed to purchase approximately $13 million of Oklahoma income tax credits from certain operators of zero emission power facilities during 2013. Tax credits are generated based on power sold to unrelated third parties and are transferable for a period of ten years following the year of creation. Tax credits will be sold to qualifying taxpayers as BOK Financial is limited by statute on the amount of credits that may be utilized. Oklahoma statutes were amended in May 2013, so that beginning in the year 2014, transferable credits will no longer be generated by zero emission power facilities. Prior to the amended statute, the Company anticipated credits would be purchased through 2022 under long term contracts with the producers. The agreements contained provisions that they may be terminated in the event of changes in federal law or Oklahoma statutes invalidating the tax credits or their transferability.

(8) Shareholders' Equity

On October 29, 2013, the Company declared a a quarterly cash dividend of $0.40 per common share on or about November 29, 2013 to shareholders of record as of November 16, 2013.

Dividends declared during the three and nine months ended September 30, 2013 were $0.38 and $1.14 per share, respectively. Dividends declared during the three and nine months ended September 30, 2012 were $0.38 and $1.09 per share, respectively.

Accumulated Other Comprehensive Income (Loss)

AOCI includes unrealized gains and losses on available for sale ("AFS") securities and non-credit related unrealized losses on AFS securities for which an other-than-temporary impairment has been recorded in earnings. AOCI also includes unrealized gains on AFS securities that were transferred from AFS to investment securities in the third quarter of 2011. Such amounts are being amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of premium on the transferred securities. Unrealized losses on employee benefit plans will be reclassified into income as pension plan costs are recognized over the remaining service period of plan participants. Accumulated losses on the interest rate lock hedge of the 2005 subordinated debt issuance are being reclassified into income over the ten-year life of the debt. Gains and losses in AOCI are net of deferred income taxes.

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2011	$135,740	$6,673	$(12,742)	$(692)	$128,979
Net change in unrealized gain (loss)	86,390	—	(292)	—	86,098
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(5,430)	—	—	(5,430)
Interest expense, Subordinated debentures	—	—	—	399	399
Net impairment losses recognized in earnings	5,684	—	—	—	5,684
Gain on available for sale securities, net	(32,779)	—	—	—	(32,779)
Other comprehensive income (loss), before income taxes	59,295	(5,430)	(292)	399	53,972
Income tax benefit (expense)[1]	(23,066)	2,550	113	(155)	(20,558)
Other comprehensive income (loss), net of income taxes	36,229	(2,880)	(179)	244	33,414
Balance, Sept. 30, 2012	$171,969	$3,793	$(12,921)	$(448)	$162,393

Balance, December 31, 2012	$155,553	$3,078	$(8,296)	$(415)	$149,920
Net change in unrealized gains (losses)	(240,384)	—	—	—	(240,384)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(2,717)	—	—	(2,717)
Interest expense, Subordinated debentures	—	—	—	209	209
Net impairment losses recognized in earnings	2,308	—	—	—	2,308
Gain on available for sale securities, net	(9,086)	—	—	—	(9,086)
Other comprehensive income (loss), before income taxes	(247,162)	(2,717)	—	209	(249,670)
Income tax benefit (expense)[1]	96,146	1,059	—	(81)	97,124
Other comprehensive income (loss), net of income taxes	(151,016)	(1,658)	—	128	(152,546)
Balance, Sept. 30, 2013	$4,537	$1,420	$(8,296)	$(287)	$(2,626)

[1]	Calculated using a 39% effective tax rate.

(9)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$75,738	$87,382	$243,633	$268,626
Less: Earnings allocated to participating securities	799	278	2,623	1,994
Numerator for basic earnings per share – income available to common shareholders	74,939	87,104	241,010	266,632
Effect of reallocating undistributed earnings of participating securities	2	1	6	6
Numerator for diluted earnings per share – income available to common shareholders	$74,941	$87,105	$241,016	$266,638

Denominator:
Weighted average shares outstanding	68,770,950	68,183,171	68,687,609	68,204,078
Less: Participating securities included in weighted average shares outstanding	721,771	216,471	734,356	499,735
Denominator for basic earnings per common share	68,049,179	67,966,700	67,953,253	67,704,343
Dilutive effect of employee stock compensation plans[1]	223,682	368,289	222,662	277,215
Denominator for diluted earnings per common share	68,272,861	68,334,989	68,175,915	67,981,558

Basic earnings per share	$1.10	$1.28	$3.55	$3.94
Diluted earnings per share	$1.10	$1.27	$3.54	$3.92
[1] Excludes employee stock options with exercise prices greater than current market price.	—	87,749	—	270,288

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$91,540	$25,131	$6,300	$43,380	$166,351
Net interest revenue (expense) from internal sources	(9,405)	5,060	$4,837	(492)	—
Net interest revenue	82,135	30,191	11,137	42,888	166,351
Provision for credit losses	(1,326)	1,331	255	(8,760)	(8,500)
Net interest revenue after provision for credit losses	83,461	28,860	10,882	51,648	174,851
Other operating revenue	42,509	46,932	55,601	274	145,316
Other operating expense	60,969	56,431	59,993	33,251	210,644
Net income before taxes	65,001	19,361	6,490	18,671	109,523
Federal and state income taxes	25,285	7,531	2,525	(1,880)	33,461
Net income	39,716	11,830	3,965	20,551	76,062
Net loss attributable to non-controlling interest	—	—	—	324	324
Net income attributable to BOK Financial Corp. shareholders	$39,716	$11,830	$3,965	$20,227	$75,738

Average assets	$10,460,986	$5,655,914	$4,385,941	$6,751,891	$27,254,732
Average invested capital	911,229	293,716	206,872	1,553,106	2,964,923

Performance measurements:
Return on average assets	1.51%	0.83%	0.36%		1.10%
Return on average invested capital	17.29%	15.98%	7.62%		10.13%
Efficiency ratio	48.92%	71.53%	89.99%		66.03%

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$272,889	$74,056	$19,373	$137,594	$503,912
Net interest revenue (expense) from internal sources	(27,907)	15,711	$15,209	(3,013)	—
Net interest revenue	244,982	89,767	34,582	134,581	503,912
Provision for credit losses	(219)	3,663	1,704	(21,648)	(16,500)
Net interest revenue after provision for credit losses	245,201	86,104	32,878	156,229	520,412
Other operating revenue	127,352	152,066	163,368	12,365	455,151
Other operating expense	179,795	152,122	178,694	97,963	608,574
Net income before taxes	192,758	86,048	17,552	70,631	366,989
Federal and state income taxes	74,983	33,473	6,828	6,696	121,980
Net income	117,775	52,575	10,724	63,935	245,009
Net income attributable to non-controlling interest	—	—	—	1,376	1,376
Net income attributable to BOK Financial Corp. shareholders	$117,775	$52,575	$10,724	$62,559	$243,633

Average assets	$10,470,800	$5,691,406	$4,537,922	$6,774,754	$27,474,882
Average invested capital	900,789	295,394	204,592	1,595,910	2,996,685

Performance measurements:
Return on average assets	1.50%	1.24%	0.32%		1.19%
Return on average invested capital	17.48%	23.80%	7.00%		10.87%
Efficiency ratio	48.30%	64.28%	90.57%		63.35%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$91,381	$24,862	$7,064	$52,720	$176,027
Net interest revenue (expense) from internal sources	(11,002)	5,410	5,452	140	—
Net interest revenue	80,379	30,272	12,516	52,860	176,027
Provision for credit losses	3,253	338	509	(4,100)	—
Net interest revenue after provision for credit losses	77,126	29,934	12,007	56,960	176,027
Other operating revenue	40,091	80,640	50,156	9,057	179,944
Other operating expense	62,633	74,486	53,917	31,304	222,340
Net income before taxes	54,584	36,088	8,246	34,713	133,631
Federal and state income taxes	21,233	14,038	3,208	7,299	45,778
Net income	33,351	22,050	5,038	27,414	87,853
Net loss attributable to non-controlling interest	—	—	—	471	471
Net income attributable to BOK Financial Corp. shareholders	$33,351	$22,050	$5,038	$26,943	$87,382

Average assets	$10,065,208	$5,671,356	$4,273,386	$6,578,222	$26,588,172
Average invested capital	865,157	292,280	188,755	1,601,000	2,947,192

Performance measurements:
Return on average assets	1.32%	1.55%	0.47%		1.31%
Return on average invested capital	15.34%	30.01%	10.59%		11.80%
Efficiency ratio	51.99%	61.11%	86.27%		61.18%

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$274,423	$77,173	$21,340	$158,021	$530,957
Net interest revenue (expense) from internal sources	(34,491)	15,093	15,503	3,895	—
Net interest revenue	239,932	92,266	36,843	161,916	530,957
Provision for credit losses	10,393	5,991	1,680	(26,064)	(8,000)
Net interest revenue after provision for credit losses	229,539	86,275	35,163	187,980	538,957
Other operating revenue	131,042	205,400	148,105	18,938	503,485
Other operating expense	181,119	197,399	158,505	90,464	627,487
Net income before taxes	179,462	94,276	24,763	116,454	414,955
Federal and state income taxes	69,811	36,673	9,633	28,330	144,447
Net income	109,651	57,603	15,130	88,124	270,508
Net income attributable to non-controlling interest	—	—	—	1,882	1,882
Net income attributable to BOK Financial Corp. shareholders	$109,651	$57,603	$15,130	$86,242	$268,626

Average assets	$9,981,793	$5,705,411	$4,202,977	$5,993,489	$25,883,670
Average invested capital	880,777	287,888	179,772	1,535,515	2,883,952

Performance measurements:
Return on average assets	1.47%	1.35%	0.48%		1.39%
Return on average invested capital	16.63%	26.73%	11.25%		12.44%
Efficiency ratio	50.80%	63.62%	85.91%		60.68%

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable inputs during the nine months ended September 30, 2013 and 2012, respectively.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2013, December 31, 2012 or September 30, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of September 30, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$74,632	$—	$74,632	$—
U.S. agency residential mortgage-backed securities	26,129	—	26,129	—
Municipal and other tax-exempt securities	37,057	—	37,057	—
Other trading securities	13,069	—	13,069	—
Total trading securities	150,887	—	150,887	—
Available for sale securities:
U.S. Treasury	1,052	1,052	—	—
Municipal and other tax-exempt	95,440	—	55,769	39,671
U.S. agency residential mortgage-backed securities	7,981,387	—	7,981,387	—
Privately issued residential mortgage-backed securities	230,900	—	230,900	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,946,295	—	1,946,295	—
Other debt securities	35,362	—	30,650	4,712
Perpetual preferred stock	23,680	—	23,680	—
Equity securities and mutual funds	58,787	—	54,580	4,207
Total available for sale securities	10,372,903	1,052	10,323,261	48,590
Fair value option securities:
U.S. agency residential mortgage-backed securities	163,567	—	163,567	—
Other securities	4,293	—	4,293	—
Total fair value option securities	167,860	—	167,860	—
Residential mortgage loans held for sale	230,511	—	230,511	—
Mortgage servicing rights[1]	140,863	—	—	140,863
Derivative contracts, net of cash margin[2]	377,325	644	376,681	—
Other assets – private equity funds	27,799	—	—	27,799
Liabilities:
Derivative contracts, net of cash margin[2]	232,544	—	232,544	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy and agricultural derivative contacts, net of cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$16,545	$—	$16,545	$—
U.S. agency residential mortgage-backed securities	86,361	—	86,361	—
Municipal and other tax-exempt securities	90,326	—	90,326	—
Other trading securities	20,870	—	20,870	—
Total trading securities	214,102	—	214,102	—
Available for sale securities:
U.S. Treasury	1,002	1,002	—	—
Municipal and other tax-exempt	87,142	—	46,440	40,702
U.S. agency residential mortgage-backed securities	9,889,821	—	9,889,821	—
Privately issued residential mortgage-backed securities	325,163	—	325,163	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	895,075	—	895,075	—
Other debt securities	36,389	—	30,990	5,399
Perpetual preferred stock	25,072	—	25,072	—
Equity securities and mutual funds	27,557	4,165	21,231	2,161
Total available for sale securities	11,287,221	5,167	11,233,792	48,262
Fair value option securities:
U.S. agency residential mortgage-backed securities	257,040	—	257,040	—
Corporate debt securities	26,486	—	26,486	—
Other securities	770	—	770	—
Total fair value option securities	284,296	—	284,296	—
Residential mortgage loans held for sale	293,762	—	293,762	—
Mortgage servicing rights[1]	100,812	—	—	100,812
Derivative contracts, net of cash margin[2]	338,106	11,597	326,509	—
Other assets – private equity funds	28,169	—	—	28,169
Liabilities:
Derivative contracts, net of cash margin [2]	283,589	—	283,589	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy and agricultural derivative contacts, net of cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of September 30, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$3,100	$—	$3,100	$—
U.S. agency residential mortgage-backed securities	119,835	—	119,835	—
Municipal and other tax-exempt securities	58,150	—	58,150	—
Other trading securities	23,157	—	23,157	—
Total trading securities	204,242	—	204,242	—
Available for sale securities:
U.S. Treasury	1,002	1,002	—	—
Municipal and other tax-exempt	87,969	—	46,690	41,279
U.S. agency residential mortgage-backed securities	10,654,821	—	10,654,821	—
Privately issued residential mortgage-backed securities	331,722	—	331,722	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	339,095	—	339,095	—
Other debt securities	36,456	—	31,056	5,400
Perpetual preferred stock	25,288	—	25,288	—
Equity securities and mutual funds	30,081	6,912	23,169	—
Total available for sale securities	11,506,434	7,914	11,451,841	46,679
Fair value option securities:
U.S. agency residential mortgage-backed securities	305,445	—	305,445	—
Corporate debt securities	26,442	—	26,442	—
Total fair value option securities	331,887	—	331,887	—
Residential mortgage loans held for sale	325,102	—	325,102	—
Mortgage servicing rights[1]	89,653	—	—	89,653
Derivative contracts, net of cash margin [2]	472,783	8,301	464,482	—
Other assets – private equity funds	28,792	—	—	28,792
Liabilities:
Derivative contracts, net of cash margin [2]	435,497	—	435,497	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy and agricultural derivative contacts, net of cash margin.

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

The following represents the changes for the three months ended September 30, 2013 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, June 30, 2013	$38,847	$5,193	$2,247	$28,379
Purchases and capital calls	—	—	—	567
Redemptions and distributions	—	(500)	—	(1,589)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	—	442
Gain on available for sale securities, net	—	—	—	—
Other-than-temporary impairment losses	(1,369)	—	—	—
Other comprehensive gain (loss)	2,193	19	1,960	—
Balance, Sept. 30, 2013	$39,671	$4,712	$4,207	$27,799

The following represents the changes for the nine months ended September 30, 2013 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, Dec. 31, 2012	$40,702	$5,399	$2,161	$28,169
Purchases and capital calls	—	—	—	1,207
Redemptions and distributions	(98)	(500)	—	(3,424)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	—	1,847
Gain on available for sale securities, net	—	—	—	—
Other-than-temporary impairment losses	(1,369)	—	—	—
Other comprehensive gain (loss)	436	(187)	2,046	—
Balance, Sept. 30, 2013	$39,671	$4,712	$4,207	$27,799

The following represents the changes for the three months ended September 30, 2012 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance, June 30, 2012	$41,662	$5,388	$31,492
Purchases, and capital calls	—	—	476
Redemptions and distributions	1	—	(3,906)
Gain (loss) recognized in earnings
Gain on other assets, net	—	—	730
Gain on available for sale securities, net	—	—	—
Other-than-temporary impairment losses	—	—	—
Other comprehensive (loss)	(384)	12	—
Balance, Sept. 30, 2012	$41,279	$5,400	$28,792

The following represents the changes for the nine months ended September 30, 2012 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds
Balance, Dec. 31, 2011	$42,353	$5,900	$30,902
Purchases, and capital calls	—	—	2,385
Redemptions and distributions	(462)	(500)	(7,072)
Gain (loss) recognized in earnings
Gain on other assets, net	—	—	2,577
Gain on available for sale securities, net	1	—	—
Other-than-temporary impairment losses	—	—	—
Other comprehensive (loss)	(613)	—	—
Balance, Sept. 30, 2012	$41,279	$5,400	$28,792

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2013 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$21,545	$21,467	$20,531	Discounted cash flows	[1]	Interest rate spread	4.98%-5.28% (5.15%)	[2]
							95.02%-95.55% (95.29%)	[3]
Below investment grade	23,925	17,924	19,140	Proposed settlement agreement	[4]	Discount for settlement uncertainty
							80.00% (80.00%)	[3]
Total municipal and other tax-exempt securities	45,470	39,391	39,671
Other debt securities	4,900	4,900	4,712	Discounted cash flows	[1]	Interest rate spread	5.60%-5.68% (5.67%)	[5]
							96.16%-96.16% (96.16%)	[3]
Equity securities and mutual funds	N/A	2,420	4,207	Publicly announced preliminary purchase price information from acquirer.		Discount for settlement uncertainty	N/A	[7]

Other assets - private equity funds	N/A	N/A	27,799	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 462 to 517 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value

[4]	Fair value based on proposed settlement agreement between bond holders and issuer.

[5]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

[6]	Amortized cost reduced by other-than-temporary impairments recorded in earnings. See Note 2 for additional discussion.

[7]	Fair value of shares of a smaller privately-held financial institution were valued using preliminary announced purchase information by a publicly-traded acquirer.

The fair value of these securities measured at fair value using significant unobservable inputs are sensitive primarily to changes in interest rate spreads. At September 30, 2013, for tax-exempt securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yields for comparable securities would result in an additional decrease in the fair value of $199 thousand. For taxable securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yield for comparable securities would result in an additional decrease in the fair value of $45 thousand. For municipal and other tax-exempt securities rated below investment grade by at least one of the nationally-recognized rating agencies, a 100 basis point increase in the spread over average yields for comparable securities would significant change the fair value of these securities.

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

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2012 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$29,100	$28,999	$28,848	Discounted cash flows	[1]	Interest rate spread	1.00%-1.50% (1.25%)	[2]
							98.85%-99.47% (99.13%)	[3]
Below investment grade	17,000	13,396	12,431	Discounted cash flows	[1]	Interest rate spread	7.20%-9.88% (7.77%)	[4]
							73.06%-73.30% (73.13%)	[3]
Total municipal and other tax-exempt securities	46,100	42,395	41,279
Other debt securities	5,400	5,400	5,400	Discounted cash flows	[1]	Interest rate spread	1.70%-1.73% (1.71%)	[5]
							100.00%-100.00% (100.00%)	[3]

Other assets - private equity funds	N/A	N/A	28,792	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

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

Fair Value of Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include collateral for certain impaired loans and real property and other assets acquired to satisfy loans, which are based primarily on comparisons to completed sales of similar assets.

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2013 for which the fair value was adjusted during the nine months ended September 30, 2013:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2013			Three Months Ended September 30, 2013 Recognized in:		Nine Months Ended September 30, 2013 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$10,607	$4,787	$660	$—	$6,900	$—
Real estate and other repossessed assets	—	14,901	170	—	1,767	—	2,560

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2012 for which the fair value was adjusted during the nine months ended September 30, 2012:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2012			Three Months Ended September 30, 2012 Recognized in:		Nine Months Ended September 30, 2012 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$25,521	$1,655	$3,915	$—	$10,797	$—
Real estate and other repossessed assets	—	38,386	6,617	—	4,398	—	11,068

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2013 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$4,787	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	170	Listing value, less cost to sell	Marketability adjustments off appraised value	82%-85% (83%)[1]

[1]	Marketability adjustments include consideration of estimated costs to sell which is approximately 15% of fair value.

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

[1]
Marketability adjustments include consideration of estimated costs to sell which is approximately 15% of fair value. In addition, $796 thousand of real estate and other repossessed assets at September 30, 2012 are based on expert opinions or management's knowledge of the collateral or industry and do not have and independently appraised value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2013 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$1,133,771				$1,133,771
Trading securities:
U.S. Government agency debentures	74,632				74,632
U.S. agency residential mortgage-backed securities	26,129				26,129
Municipal and other tax-exempt securities	37,057				37,057
Other trading securities	13,069				13,069
Total trading securities	150,887				150,887
Investment securities:
Municipal and other tax-exempt	409,542				407,562
U.S. agency residential mortgage-backed securities	56,182				58,442
Other debt securities	178,501				188,475
Total investment securities	644,225				654,479
Available for sale securities:
U.S. Treasury	1,052				1,052
Municipal and other tax-exempt	95,440				95,440
U.S. agency residential mortgage-backed securities	7,981,387				7,981,387
Privately issued residential mortgage-backed securities	230,900				230,900
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,946,295				1,946,295
Other debt securities	35,362				35,362
Perpetual preferred stock	23,680				23,680
Equity securities and mutual funds	58,787				58,787
Total available for sale securities	10,372,903				10,372,903
Fair value option securities:
U.S. agency residential mortgage-backed securities	163,567				163,567
Other securities	4,293				4,293
Total fair value option securities	167,860				167,860
Residential mortgage loans held for sale	230,511				230,511
Loans:
Commercial	7,571,075	0.25% - 30.00%	0.46	0.50% - 4.19%	7,493,143
Commercial real estate	2,349,229	0.38% - 18.00%	0.79	1.20% - 3.42%	2,326,908
Residential mortgage	2,034,765	0.38% - 18.00%	2.56	0.64% - 4.40%	2,056,072
Consumer	395,031	0.38% - 21.00%	0.55	1.24% - 3.71%	388,490
Total loans	12,350,100				12,264,613
Allowance for loan losses	(194,325)				—
Net loans	12,155,775				12,264,613
Mortgage servicing rights	140,863				140,863
Derivative instruments with positive fair value, net of cash margin	377,325				377,325
Other assets – private equity funds	27,799				27,799
Deposits with no stated maturity	16,771,635				16,771,635
Time deposits	2,720,020	0.01% - 9.64%	2.08	0.75% - 1.28%	2,739,764
Other borrowed funds	3,611,944	0.25% - 4.78%	—	0.06% - 2.65%	3,570,228
Subordinated debentures	347,758	0.95% - 5.00%	2.87	2.22%	344,854
Derivative instruments with negative fair value, net of cash margin	232,544				232,544

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2012 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$1,286,239				$1,286,239
Trading securities:
U.S. Government agency debentures	16,545				16,545
U.S. agency residential mortgage-backed securities	86,361				86,361
Municipal and other tax-exempt securities	90,326				90,326
Other trading securities	20,870				20,870
Total trading securities	214,102				214,102
Investment securities:
Municipal and other tax-exempt	232,700				235,940
U.S. agency residential mortgage-backed securities	82,767				85,943
Other debt securities	184,067				206,575
Total investment securities	499,534				528,458
Available for sale securities:
U.S. Treasury	1,002				1,002
Municipal and other tax-exempt	87,142				87,142
U.S. agency residential mortgage-backed securities	9,889,821				9,889,821
Privately issued residential mortgage-backed securities	325,163				325,163
Commercial mortgage-backed securities guaranteed by U.S. government agencies	895,075				895,075
Other debt securities	36,389				36,389
Perpetual preferred stock	25,072				25,072
Equity securities and mutual funds	27,557				27,557
Total available for sale securities	11,287,221				11,287,221
Fair value option securities:
U.S. agency residential mortgage-backed securities	257,040				257,040
Corporate debt securities	26,486				26,486
Other securities	770				770
Total fair value option securities	284,296				284,296
Residential mortgage loans held for sale	293,762				293,762
Loans:
Commercial	7,641,912	0.21% - 30.00%	0.69	0.51% - 3.59%	7,606,505
Commercial real estate	2,228,999	0.21% - 18.00%	0.92	1.26% - 3.18%	2,208,217
Residential mortgage	2,045,040	0.38% - 18.00%	3.34	0.86% - 3.09%	2,110,773
Consumer	395,505	0.38% - 21.00%	0.32	1.37% - 3.60%	388,748
Total loans	12,311,456				12,314,243
Allowance for loan losses	(215,507)				—
Net loans	12,095,949				12,314,243
Mortgage servicing rights	100,812				100,812
Derivative instruments with positive fair value, net of cash margin	338,106				338,106
Other assets – private equity funds	28,169				28,169
Deposits with no stated maturity	18,211,068				18,211,068
Time deposits	2,967,992	0.01% - 9.64%	2.15	0.80% - 1.15%	3,037,708
Other borrowed funds	2,706,221	0.09% - 5.25%	—	0.09% - 2.67%	2,696,574
Subordinated debentures	347,633	1.00% - 5.00%	3.56	2.40%	345,675
Derivative instruments with negative fair value, net of cash margin	283,589				283,589

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2012 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and cash equivalents	$615,494				$615,494
Trading securities:
U.S. Government agency debentures	3,100				3,100
U.S. agency residential mortgage-backed securities	119,835				119,835
Municipal and other tax-exempt securities	58,150				58,150
Other trading securities	23,157				23,157
Total trading securities	204,242				204,242
Investment securities:
Municipal and other tax-exempt	155,144				159,464
U.S. agency residential mortgage-backed securities	91,911				95,128
Other debt securities	185,059				205,766
Total investment securities	432,114				460,358
Available for sale securities:
U.S. Treasury	1,002				1,002
Municipal and other tax-exempt	87,969				87,969
U.S. agency residential mortgage-backed securities	10,654,821				10,654,821
Privately issued residential mortgage-backed securities	331,722				331,722
Commercial mortgage-backed securities guaranteed by U.S. government agencies	339,095				339,095
Other debt securities	36,456				36,456
Perpetual preferred stock	25,288				25,288
Equity securities and mutual funds	30,081				30,081
Total available for sale securities	11,506,434				11,506,434
Fair value option securities:
U.S. agency residential mortgage-backed securities	305,445				305,445
Corporate debt securities	26,442				26,442
Total fair value option securities	331,887				331,887
Residential mortgage loans held for sale	325,102				325,102
Loans:
Commercial	7,266,907	0.25% - 30.00%	0.64	0.58% - 3.50%	7,232,761
Commercial real estate	2,177,272	0.38% - 18.00%	0.93	1.30% - 3.17%	2,142,239
Residential mortgage	2,016,303	0.38% - 18.00%	3.31	0.99% - 3.17%	2,084,251
Consumer	371,885	0.38% - 21.00%	0.32	1.43% - 3.69%	368,546
Total loans	11,832,367				11,827,797
Allowance for loan losses	(233,756)				—
Net loans	11,598,611				11,827,797
Mortgage servicing rights	89,653				89,653
Derivative instruments with positive fair value, net of cash margin	472,783				472,783
Other assets – private equity funds	28,791				28,791
Deposits with no stated maturity	16,120,541				16,120,541
Time deposits	3,022,326	0.01% - 9.64%	2.14	0.85% - 1.15%	3,099,183
Other borrowed funds	3,429,575	0.09% - 5.25%	—	0.09% - 2.67%	3,420,135
Subordinated debentures	347,592	1.12% - 5.00%	3.79	2.26%	345,852
Derivative instruments with negative fair value, net of cash margin	435,497				435,497

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $153 million at September 30, 2013, $171 million at December 31, 2012 and $193 million at September 30, 2012.

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

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at September 30, 2013, December 31, 2012 or September 30, 2012.
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

(12) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Amount:
Federal statutory tax	$38,333	$46,771	$128,446	$145,234
Tax exempt revenue	(1,860)	(1,398)	(5,405)	(3,996)
Effect of state income taxes, net of federal benefit	2,072	3,640	8,572	10,210
Utilization of tax credits	(1,669)	(718)	(5,217)	(3,282)
Bank-owned life insurance	(871)	(931)	(2,749)	(2,886)
Reduction of tax accrual	(1,400)	(950)	(1,400)	(950)
Charitable Contribution to BOKF Foundation	(1,115)	—	(1,115)	—
Other, net	(29)	(636)	848	117
Total	$33,461	$45,778	$121,980	$144,447

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Percent of pretax income:
Federal statutory tax	35%	35%	35%	35%
Tax exempt revenue	(2)	(1)	(1)	(1)
Effect of state income taxes, net of federal benefit	2	3	2	2
Utilization of tax credits	(1)	(1)	(1)	(1)
Bank-owned life insurance	(1)	(1)	(1)	(1)
Reduction of tax accrual	(1)	(1)	(1)	—
Charitable Contribution to BOKF Foundation	(1)	—	—	—
Other, net	—	—	—	1
Total	31%	34%	33%	35%
(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2013 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Revenue/ Expense[1]	Yield/ Rate	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Funds sold and resell agreements	$37,603	$12	0.04%	$16,142	$9	0.07%
Trading securities	156,165	2,224	1.90%	123,790	1,697	1.83%
Investment securities
Taxable[3]	246,922	10,836	5.87%	291,551	12,840	5.88%
Tax-exempt[3]	342,333	4,552	1.91%	127,019	4,222	4.64%
Total investment securities	589,255	15,388	3.63%	418,570	17,062	5.52%
Available for sale securities
Taxable[3]	10,876,172	156,569	1.96%	10,286,996	180,721	2.46%
Tax-exempt[3]	91,661	2,748	4.05%	81,052	2,880	4.83%
Total available for sale securities[3]	10,967,833	159,317	1.98%	10,368,048	183,601	2.47%
Fair value option securities	212,143	2,980	1.94%	408,853	7,684	2.59%
Residential mortgage loans held for sale	234,894	6,254	3.56%	212,757	5,862	3.68%
Loans[2]	12,302,149	379,586	4.13%	11,597,586	388,274	4.47%
Less: allowance for loan losses	207,435			242,067
Loans, net of allowance	12,094,714	379,586	4.20%	11,355,519	388,274	4.57%
Total earning assets[3]	24,292,607	565,761	3.14%	22,903,679	604,189	3.60%
Receivable on unsettled securities sales	134,522			166,115
Cash and other assets	3,047,753			2,813,878
Total assets	$27,474,882			$25,883,672

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,536,771	$8,589	0.12%	$8,938,958	$10,804	0.16%
Savings	309,963	347	0.15%	256,151	416	0.22%
Time	2,824,541	33,380	1.58%	3,148,858	38,585	1.64%
Total interest-bearing deposits	12,671,275	42,316	0.45%	12,343,967	49,805	0.54%
Funds purchased	905,823	703	0.10%	1,585,663	1,618	0.14%
Repurchase agreements	832,118	398	0.06%	1,130,576	811	0.10%
Other borrowings	1,741,982	4,033	0.31%	85,569	2,604	4.06%
Subordinated debentures	347,696	6,568	2.53%	369,099	11,539	4.18%
Total interest-bearing liabilities	16,498,894	54,018	0.44%	15,514,874	66,377	0.57%
Non-interest bearing demand deposits	7,000,765			6,283,126
Due on unsettled securities	367,340			636,971
Other liabilities	611,198			564,749
Total equity	2,996,685			2,883,952
Total liabilities and equity	$27,474,882			$25,883,672

Tax-equivalent Net Interest Revenue[3]		$511,743	2.71%		$537,812	3.03%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			2.84%			3.20%
Less tax-equivalent adjustment[1]		7,831			6,855
Net Interest Revenue		503,912			530,957
Provision for credit losses		(16,500)			(8,000)
Other operating revenue		455,151			503,485
Other operating expense		608,574			627,487
Income before taxes		366,989			414,955
Federal and state income tax		121,980			144,447
Net income before non-controlling interest		245,009			270,508
Net income attributable to non-controlling interest		1,376			1,882
Net income attributable to BOK Financial Corp. shareholders		$243,633			$268,626
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$3.55			$3.94
Diluted		$3.54			$3.92

Quarterly Financial Summary – Unaudited
Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	September 30, 2013			June 30, 2013
	Average Balance	Revenue/ Expense[1]	Yield/ Rate	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Funds sold and resell agreements	$44,578	$6	0.05%	$42,604	$4	0.04%
Trading securities	124,689	688	2.19%	181,866	829	1.83%
Investment securities
Taxable[3]	237,487	3,434	5.74%	245,311	3,604	5.89%
Tax-exempt[3]	383,617	1,501	1.59%	365,629	1,568	1.89%
Total investment securities	621,104	4,935	3.20%	610,940	5,172	3.59%
Available for sale securities
Taxable[3]	10,463,957	50,179	1.91%	10,967,141	51,371	1.91%
Tax-exempt[3]	94,720	828	3.47%	93,559	1,013	4.46%
Total available for sale securities[3]	10,558,677	51,007	1.92%	11,060,700	52,384	1.93%
Fair value option securities	169,299	802	1.85%	216,312	1,013	1.91%
Residential mortgage loans held for sale	225,789	2,168	3.81%	261,977	2,294	3.51%
Loans[2]	12,402,096	126,849	4.06%	12,277,444	125,992	4.12%
Less allowance for loan losses	201,616			206,807
Loans, net of allowance	12,200,480	126,849	4.12%	12,070,637	125,992	4.19%
Total earning assets[3]	23,944,616	186,455	3.09%	24,445,036	187,688	3.11%
Receivable on unsettled securities sales	90,014			135,964
Cash and other assets	3,220,102			3,078,324
Total assets	$27,254,732			$27,659,324
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,276,136	$2,681	0.11%	$9,504,128	$2,762	0.12%
Savings	317,912	107	0.13%	315,421	120	0.15%
Time	2,742,970	10,738	1.55%	2,818,533	11,027	1.57%
Total interest-bearing deposits	12,337,018	13,526	0.43%	12,638,082	13,909	0.44%
Funds purchased	776,356	134	0.07%	789,302	205	0.10%
Repurchase agreements	799,175	123	0.06%	819,373	129	0.06%
Other borrowings	2,175,747	1,547	0.28%	2,172,417	1,442	0.27%
Subordinated debentures	347,737	2,209	2.52%	347,695	2,200	2.54%
Total interest-bearing liabilities	16,436,033	17,539	0.42%	16,766,869	17,885	0.43%
Non-interest bearing demand deposits	7,110,079			6,888,983
Due on unsettled securities	111,998			330,926
Other liabilities	631,699			644,892
Total equity	2,964,923			3,027,654
Total liabilities and equity	$27,254,732			$27,659,324
Tax-equivalent Net Interest Revenue[3]		$168,916	2.67%		$169,803	2.68%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			2.80%			2.81%
Less tax-equivalent adjustment[1]		2,565			2,647
Net Interest Revenue		166,351			167,156
Reduction of allowance for credit losses		(8,500)			—
Other operating revenue		145,316			150,761
Other operating expense		210,644			196,606
Income before taxes		109,523			121,311
Federal and state income tax		33,461			41,423
Net income before non-controlling interest		76,062			79,888
Net income (loss) attributable to non-controlling interest		324			(43)
Net income attributable to BOK Financial Corp. shareholders		$75,738			$79,931
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.10			$1.16
Diluted		$1.10			$1.16

1.	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

2.	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.

3.	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
March 31, 2013			December 31, 2012			September 30, 2012
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$25,418	$2	0.03%	$19,553	$3	0.06%	$17,837	$3	0.07%
162,353	707	1.77%	165,109	441	1.06%	132,213	703	2.12%

258,196	3,798	5.97%	271,957	4,008	5.86%	281,347	4,124	5.83%
276,576	1,483	2.42%	202,128	1,379	2.93%	127,299	1,212	4.12%
534,772	5,281	4.22%	474,085	5,387	4.67%	408,646	5,336	5.33%

11,205,566	55,019	2.07%	11,394,797	56,514	2.08%	10,969,610	59,482	2.36%
86,615	907	4.25%	87,415	836	3.80%	88,445	1,044	4.70%
11,292,181	55,926	2.09%	11,482,212	57,350	2.10%	11,058,055	60,526	2.38%
251,725	1,165	2.05%	292,490	772	1.58%	336,160	1,886	2.27%
216,816	1,792	3.35%	272,581	2,323	3.39%	264,024	2,310	3.48%
12,224,960	126,745	4.20%	11,989,319	130,510	4.33%	11,739,662	127,816	4.33%
214,017			229,095			231,177
12,010,943	126,745	4.28%	11,760,224	130,510	4.41%	11,508,485	127,816	4.42%
24,494,208	191,618	3.24%	24,466,254	196,786	3.30%	23,725,420	198,580	3.47%
178,561			144,077			99,355
2,840,662			2,886,445			2,763,397
$27,513,431			$27,496,776			$26,588,172

$9,836,204	$3,146	0.13%	$9,343,421	$3,496	0.15%	$8,719,648	$3,406	0.16%
296,319	120	0.16%	278,714	124	0.18%	267,498	127	0.19%
2,913,999	11,615	1.62%	3,010,367	13,588	1.80%	3,068,870	12,384	1.61%
13,046,522	14,881	0.46%	12,632,502	17,208	0.54%	12,056,016	15,917	0.53%
1,155,983	364	0.13%	1,295,442	477	0.15%	1,678,006	632	0.15%
878,679	146	0.07%	900,131	197	0.09%	1,112,847	281	0.10%
863,360	1,044	0.49%	364,425	824	0.90%	97,003	739	3.03%
347,654	2,159	2.52%	347,613	2,239	2.56%	352,432	2,475	2.79%
16,292,198	18,594	0.46%	15,540,113	20,945	0.54%	15,296,304	20,044	0.52%
7,002,046			7,505,074			6,718,572
665,175			854,474			1,054,239
556,173			625,628			571,865
2,997,839			2,971,487			2,947,192
$27,513,431			$27,496,776			$26,588,172
	$173,024	2.78%		$175,841	2.76%		$178,536	2.95%
		2.92%			2.95%			3.12%
	2,619			2,472			2,509
	170,405			173,369			176,027
	(8,000)			(14,000)			—
	159,074			162,626			179,944
	201,324			222,085			222,340
	136,155			127,910			133,631
	47,096			44,293			45,778
	89,059			83,617			87,853
	1,095			1,051			471
	$87,964			$82,566			$87,382

	$1.28			$1.21			$1.28
	$1.28			$1.21			$1.27

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012

Interest revenue	$183,890	$185,041	$188,999	$194,314	$196,071
Interest expense	17,539	17,885	18,594	20,945	20,044
Net interest revenue	166,351	167,156	170,405	173,369	176,027
Provision for credit losses	(8,500)	—	(8,000)	(14,000)	—
Net interest revenue after provision for credit losses	174,851	167,156	178,405	187,369	176,027
Other operating revenue
Brokerage and trading revenue	32,338	32,874	31,751	31,958	31,261
Transaction card revenue	30,055	29,942	27,692	28,009	27,788
Trust fees and commissions	23,892	24,803	22,313	22,030	19,654
Deposit service charges and fees	24,742	23,962	22,966	24,174	25,148
Mortgage banking revenue	23,486	36,596	39,976	46,410	50,266
Bank-owned life insurance	2,408	2,236	3,226	2,673	2,707
Other revenue	9,852	10,496	10,187	10,554	9,149
Total fees and commissions	146,773	160,909	158,111	165,808	165,973
Gain (loss) on other assets, net	(377)	(1,666)	467	137	452
Gain (loss) on derivatives, net	31	(2,527)	(941)	(637)	464
Gain (loss) on fair value option securities, net	(80)	(9,156)	(3,171)	(2,081)	6,192
Gain on available for sale securities, net	478	3,753	4,855	1,066	7,967
Total other-than-temporary impairment losses	(1,436)	(1,138)	—	(504)	—
Portion of loss recognized in (reclassified from) other comprehensive income	(73)	586	(247)	(1,163)	(1,104)
Net impairment losses recognized in earnings	(1,509)	(552)	(247)	(1,667)	(1,104)
Total other operating revenue	145,316	150,761	159,074	162,626	179,944
Other operating expense
Personnel	125,799	128,110	125,654	131,192	122,775
Business promotion	5,355	5,770	5,453	6,150	6,054
Contribution to BOKF Charitable Foundation	2,062	—	—	2,062	—
Professional fees and services	7,183	8,381	6,985	10,082	7,991
Net occupancy and equipment	17,280	16,909	16,481	16,883	16,914
Insurance	3,939	4,044	3,745	3,789	3,690
Data processing and communications	25,695	26,734	25,450	25,010	26,486
Printing, postage and supplies	3,505	3,580	3,674	3,403	3,611
Net losses and operating expenses of repossessed assets	2,014	282	1,246	6,665	5,706
Amortization of intangible assets	835	875	876	1,065	742
Mortgage banking costs	8,753	7,910	7,354	10,542	13,036
Change in fair value of mortgage servicing rights	346	(14,315)	(2,658)	(4,689)	9,576
Other expense	7,878	8,326	7,064	9,931	5,759
Total other operating expense	210,644	196,606	201,324	222,085	222,340
Net income before taxes	109,523	121,311	136,155	127,910	133,631
Federal and state income taxes	33,461	41,423	47,096	44,293	45,778
Net income before non-controlling interest	76,062	79,888	89,059	83,617	87,853
Net income (loss) attributable to non-controlling interest	324	(43)	1,095	1,051	471
Net income attributable to BOK Financial Corporation	$75,738	$79,931	$87,964	$82,566	$87,382

Earnings per share:
Basic	$1.10	$1.16	$1.28	$1.21	$1.28
Diluted	$1.10	$1.16	$1.28	$1.21	$1.27
Average shares used in computation:
Basic	68,049,179	67,993,822	67,814,550	67,622,777	67,966,700
Diluted	68,272,861	68,212,497	68,040,180	67,914,717	68,334,989

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2013	12,137	$47.39	—	1,960,504
August 1 to August 31, 2013	150	$45.89	—	1,960,504
September 1 to September 30, 2013	—	$—	—	1,960,504
Total	12,287		—

[1]
On April 24, 2012, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock. As of September 30, 2013, the Company had repurchased 39,496 shares under this plan.

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

Date:        November 1, 2013

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer