Form 10-K
period 2013-12-31
BOK FINANCIAL CORP ET AL
filed 2014-02-26
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Large accelerated filer  ☒                 Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $1.7 billion (based on the June 30, 2013 closing price of Common Stock of $64.05 per share). As of January 31, 2014, there were 68,900,457 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2013

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial Corporation (“BOK Financial” or “the Company”) are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the Bank Holding Company Act of 1956 (“BHCA”), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri. At December 31, 2013, the Company reported total consolidated assets of $27 billion and ranked as the 38th largest bank holding company based on asset size.

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

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Commercial banking represents a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management. We also offer derivative products for customers to use in managing their interest rate and foreign exchange risk. Our diversified base of revenue sources is designed to generate returns in a range of economic situations. Historically, fees and commissions provide 40 to 45% of our total revenue. Approximately 47% of our revenue came from fees and commission in 2013.

BOK Financial’s corporate headquarters is located at Bank of Oklahoma Tower, Boston Avenue at Second Street, Tulsa, Oklahoma 74192.

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

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of June 30, 2013.

We are the largest financial institution in the state of Oklahoma with 14% of the state’s total deposits. Bank of Oklahoma has 31% and 11% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 2% in the Dallas, Fort Worth area and less than 1% in the Houston area. Bank of Albuquerque has a number three market share position with 11% of deposits in the Albuquerque area and competes with four large national banks, some regional banks and several locally-owned smaller community banks. Colorado State Bank and Trust has a market share of approximately 2% in the Denver area. Bank of Arkansas serves Benton and Washington counties in Arkansas with a market share of approximately 3%. Bank of Arizona operates as a community bank with locations in Phoenix, Mesa and Scottsdale and Bank of Kansas City serves the Kansas City, Kansas/Missouri market. The Company’s ability to expand into additional states remains subject to various federal and state laws.

Employees

As of December 31, 2013, BOK Financial and its subsidiaries employed 4,632 full-time equivalent employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

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

In order for a financial holding company to commence any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must be "well capitalized" and "well managed" and received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment Act. A financial holding company and its depository institution subsidiaries are considered to be "well capitalized" if they meets the requirements discussed in the section captioned "Capital Adequacy and Prompt Corrective Action" which follows. A financial holding company and its depository institution subsidiaries are considered to be "well managed" if they receive a composite rating and management rating of at least "satisfactory" in their most recent examinations. If a financial holding company fails to meet these requirements, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities and the company may not commence any new financial activities without prior approval.

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

The Bank and other non-bank subsidiaries are also subject to other federal and state laws and regulations. For example, BOSC, Inc. is regulated by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Federal Reserve Board, and state securities regulators. Such regulations generally include licensing of certain personnel, customer interactions, and trading operations. As another example, Bank of Arkansas is subject to certain consumer-protection laws incorporated in the Arkansas Constitution, which, among other restrictions, limit the maximum interest rate on general loans to five percent above the Federal Reserve Discount Rate and limit the rate on consumer loans to the lower of five percent above the discount rate or seventeen percent.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law, giving federal banking agencies authority to increase regulatory capital requirements, impose additional rules and regulations over consumer financial products and services and limit the amount of interchange fees that may be charged in an electronic debit transaction. In addition, the Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance and provided unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand deposit accounts. It also repealed prohibitions on payment of interest on demand deposits, which could impact how interest is paid on business transaction and other accounts. Further, the Dodd-Frank Act prohibits banking entities from engaging in proprietary trading and restricts banking entities sponsorship of or investment in private equity funds and hedge funds. Final rules required to implement the Dodd-Frank Act have largely been issued. Many of these rules have extended phase-in periods and the full impact of this legislation on the banking industry, including the Company, remains unknown.

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

The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. Established July 21, 2011, the CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The CFPB issued mortgage servicing standards and mortgage lending rules, including “qualified mortgage” rules that are designed to protect consumers and ensure the reliability of mortgages. Mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Qualified mortgages that meet this requirement and other specified criteria are given a safe harbor of compliance. Rules affecting mortgage lenders and servicers become effective on January 10, 2014.

Title VI of the Dodd-Frank Act, commonly known as the Volcker Rule, prohibits banking entities from engaging in proprietary trading as defined by the Dodd-Frank Act and restricts sponsorship of, or investment in, private equity funds and hedge funds, subject to limited exceptions. Federal banking agencies approved regulations that implement the Volcker Rule on December 10, 2013. Banking entities must comply with these regulations by July 21, 2015. The Company’s trading activity will be largely unaffected, as our trading activities, as defined by the Volcker Rule, are done for the benefit of the customers and securities traded are mostly exempted under the proposed rules. The Company’s private equity investment activity will be curtailed and a $1.4 million impairment charge was recognized at December 31, 2013. See additional discussion in Management's Discussion and Analysis of Other Operating Revenue. A compliance program will be required for activities permitted under the rules resulting in additional operating and compliance costs to the Company.

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

The Federal Reserve Board risk-based guidelines currently define a three-tier capital framework. Core capital (Tier 1) includes common shareholders' equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments. Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Market risk capital (Tier 3) includes qualifying unsecured subordinated debt. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution's Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2013, BOK Financial's Tier 1 and total capital ratios under these guidelines were 13.77% and 15.56%, respectively.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. BOK Financial's leverage ratio at December 31, 2013 was 10.05%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, identifies five capital categories for insured depository institutions from well capitalized to critically undercapitalized and requires the respective federal regulatory agencies to implement systems for prompt corrective action for institutions failing to meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive covenants on operations, management and capital distributions, depending upon the category in which an institution is classified. The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under these guidelines, the Bank was considered well capitalized as of December 31, 2013.

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

 The Group of Governors and Heads of Supervision ("GHOS"), the oversight body of the BCBS, announced changes to strengthen the existing capital and liquidity requirements of internationally-active banking organizations. These changes are commonly referred to as the Basel III framework. In July 2013, banking regulators issued the final rule revising regulatory capital rules which implements the Basel III framework for substantially all U.S. banking organizations. The final rule will be effective for BOK Financial on January 1, 2015. Components of the rule will be phased-in through January 1, 2019. Among other things, the final rule effectively changes the Tier 1 risk based-capital requirements and the total risk-based capital requirements, including a capital conservation buffer, to a minimum of 8.5% and 10.5%, respectively. The final rule also changes instruments that qualify to be included in Tier 1 and total regulatory capital. As permitted by the rule, the Company expects to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital, which is consistent with the treatment under current capital rules.

The new capital rules also establish a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus a capital conservation buffer. Based on our interpretation of the new capital rule, our estimated Tier 1 common equity ratio would be approximately 12.60%, nearly 560 basis points above the 7% regulatory threshold.

Liquidity Requirements

The Basel III framework also requires bank holding companies and banks to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity cover ratio, is designed to ensure that the banking entity maintains a prescribed minimum level of unencumbered high-quality liquid assets equal to expected net cash outflows as defined. The other test, referred to as the net stable funding ratio, is designed to promote greater reliance on medium and long term funding sources.

On October 30, 2013, U.S. federal banking agencies published a notice of proposed rule-making that would standardize minimum liquidity requirements for internationally active banking organizations as defined (generally those with total consolidated assets in excess of $250 billion) as well as modified liquidity requirements for other banking organizations with total consolidated assets in excess of $50 billion that are not internationally active. Although the notice of proposed rule-making does not apply to banking organizations with total assets less than $50 billion, including the Company, the effect of future rule-making to implement standardized minimum liquidity requirements is unknown.

Stress Testing

As required by the Dodd-Frank Act, the Federal Reserve published regulations that require bank holding companies with $10 billion to $50 billion in assets to perform annual capital stress tests. These companies were required to conduct their first annual company-run stress test as of September 30, 2013 based on factors provided the the Federal Reserve Bank supplemented by institution-specific factors. The results of the annual capital stress tests must be submitted to banking regulators by the following March 31st. Results of the annual capital stress tests performed as of September 30, 2014 will first be publicly disclosed by June 30, 2015. Institutions that do not satisfactorily complete their annual stress test due to either results of the test or processes used to complete the test may be subject to restrictions on their capital distributions . They also may be required to increase their regulatory capital under certain circumstances.

Further discussion of regulatory capital, including regulatory capital amounts and ratios, is set forth under the heading “Liquidity and Capital” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Company's Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

Executive and Incentive Compensation

Guidelines adopted by federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The Federal Reserve Board has issued comprehensive guidance on incentive compensation intended to ensure that the incentive compensation policies do not undermine safety and soundness by encouraging excessive risk taking. This guidance covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, based on key principles that (i) incentives do not encourage risk-taking beyond the organization's ability to identify and manage risk, (ii) compensation arrangements are compatible with effective internal controls and risk management, and (iii) compensation arrangements are supported by strong corporate governance, including active and effective board oversight. Deficiencies in compensation practices may affect supervisory ratings and enforcement actions may be taken if incentive compensation arrangements pose a risk to safety and soundness.

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

Dividends

A key source of liquidity for BOK Financial is dividends from the Bank, which is limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years and further restricted by minimum capital requirements. Based on the most restrictive limitations as well as management’s internal capital policy, the Bank had excess regulatory capital and could declare up to $158 million of dividends without regulatory approval as of December 31, 2013. This amount is not necessarily indicative of amounts that may be available to be paid in future periods.

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

Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act (“BSA”) and the The USA PATRIOT Act of 2001 (“PATRIOT Act”) imposes many requirements on financial institutions in the interest of national security and law enforcement. BSA requires banks to maintain records and file suspicious activity reports that are of use to law enforcement and regulators in combating money laundering and other financial crimes. The PATRIOT Act is intended to deny terrorists and criminals the ability to access the U.S. financial services system and places significantly greater requirements on financial institutions. Financial institutions, such as the Company and it's subsidiaries, must have a designated BSA Officer, internal controls, independent testing and training programs commensurate with their size and risk profile. As part of its internal control program, a financial institution is expected to have effective customer due diligence and enhanced due diligence requirements for high-risk customers, as well as processes to prohibit transaction with entities subject to Office of Foreign Asset Control sanctions. Documentation and recordkeeping requirements, as well as system requirements, aimed identifying and reporting suspicious activity reporting, must increase with the institution's size and complexity. Failure to implement or maintain adequate programs and controls to combat terrorist financing and money laundering may have serious legal, financial, and reputational consequences.

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

In response to the significant recession in business activity which began in 2007, the Federal Reserve took aggressive actions to reduce interest rates and provide liquidity. While many of the crisis-related programs have expired or been closed, the Federal Reserve generally has continue to put downward pressure on longer-term interest rates through purchases of longer-term securities. Additionally, the government continues to enact economic stimulus legislation and policies, including increases in government spending, reduction of certain taxes and home affordability programs. Although the Federal Reserve has indicated its intention to maintain historically low short-term interest rates for the foreseeable future, it began to taper bond purchase programs which had been designed to reduce longer-term rates. The short-term effectiveness and long-term impact of these programs on the economy in general and on BOK Financial Corporation in particular are uncertain.

Foreign Operations

BOK Financial does not engage in operations in foreign countries, nor does it lend to foreign governments.

ITEM 1A.   RISK FACTORS

The United States economy continues to rebound from a significant recession from 2007 to 2009. While credit losses have fallen to pre-recession levels, the rate of economic growth remains modest and unemployment has remained persistently high. The Federal Reserve Board continues to promote more robust economic growth by maintaining historically low short-term interest rates for an extended period of time. The Federal Reserve Board also continues to promote low intermediate and long-term interest rates, though announcement of their intention to taper bond purchase programs caused longer-term interest rates to increase in mid-year. The current effect of these actions reduces our earnings by narrowing net interest margins as maturing fixed-rate loans are refinanced and cash flow from the securities portfolio are reinvested at lower current rates. The mid-year increase in longer-term interest rates significantly decreased mortgage loans refinancing activity, narrowed mortgage loan gain on sale margins and reduced unrealized gain on securities. The ongoing effect of changes in these programs subjects banks to future interest rate risk as rates increase to more normal levels.

General and Regulatory Risk Factors

Adverse factors could impact BOK Financial's ability to implement its operating strategy.

Although BOK Financial has developed an operating strategy which it expects to result in continuing improved financial performance, BOK Financial cannot assure that it will be successful in fulfilling this strategy or that this operating strategy will be successful. Achieving success is dependent upon a number of factors, many of which are beyond BOK Financial's direct control. Factors that may adversely affect BOK Financial's ability to implement its operating strategy include:

•	deterioration of BOK Financial's asset quality;

•	deterioration in general economic conditions, especially in BOK Financial's core markets;

•	inability to control BOK Financial's non-interest expenses;

•	inability to increase non-interest income;

•	inability to access capital;

•	decreases in net interest margins;

•	increases in competition;

•	adverse regulatory developments.

Substantial competition could adversely affect BOK Financial.

Banking is a competitive business. BOK Financial competes actively for loan, deposit and other financial services business in the southwest region of the United States. BOK Financial's competitors include a large number of small and large local and national banks, savings and loan associations, credit unions, trust companies, broker-dealers and underwriters, as well as many financial and non-financial firms that offer services similar to BOK Financial's. Large national financial institutions have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than BOK Financial does, which may adversely affect BOK Financial's ability to compete effectively.

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

BOKF and BOKF, NA are subject to banking laws and regulations that limit the type of acquisitions and investments that we may make. In addition, certain permitted acquisitions and investments are subject to prior review and approval by banking regulators, including the Federal Reserve, OCC and FDIC. Banking regulators have broad discretion on whether to approve proposed acquisitions and investments. In deciding whether to approve a proposed acquisition, federal banking regulators will consider, among other things, the effect of the acquisition on competition; the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act; and our effectiveness in combating money laundering. They will also consider our financial condition and our future prospects, including projected capital ratios and levels; the competence, experience, and integrity of our management; and our record of compliance with laws and regulations.

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

Regulatory authorities may change their interpretation of these statutes and regulations and are likely to increase their supervisory activities, including the OCC, our primary regulator, and the CFPB, our new regulator for certain designated consumer laws and regulations. Violations of laws and regulations could limit the growth potential of BOK Financial's businesses. We have made extensive investments in human and technological resources to address enhanced regulatory expectations, including investments in the areas of risk management, compliance, and capital planning.

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

Credit Risk Factors

Adverse regional economic developments could negatively affect BOK Financial's business.

At December 31, 2013, loans to businesses and individuals with collateral primarily located in Texas represented approximately 34% of the total loan portfolio and loans to businesses and individuals with collateral primarily located in Oklahoma represented approximately 26% of our total loan portfolio. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. Poor economic conditions in Oklahoma, Texas or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations and other sources of fee-based revenue.

Adverse economic factors affecting particular industries could have a negative effect on BOK Financial customers and their ability to make payments to BOK Financial.

Certain industry-specific economic factors also affect BOK Financial. For example, 18% of BOK Financial's total loan portfolio at December 31, 2013 is comprised of loans to borrowers in the energy industry, which is historically a cyclical industry. Low commodity prices may adversely affect that industry and, consequently, may affect BOK Financial's business negatively. The effect of volatility in commodity prices on our customer derivatives portfolio could adversely affect our liquidity and regulatory capital. In addition, BOK Financial's loan portfolio includes commercial real estate loans. A downturn in the real estate industry in general or in certain segments of the commercial real estate industry in the southwest region could also have an adverse effect on BOK Financial's operations.

Adverse global economic factors could have a negative effect on BOK Financial customers and counter-parties.

Poor economic conditions globally, including those of the European Union, could impact BOK Financial’s customers and counter-parties with which we do business. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $6.5 million at December 31, 2013. In addition, we have an aggregate gross exposure to internationally active domestic financial institutions of approximately $216 million at December 31, 2013. The financial condition of these institutions is monitored on an on-going basis. We have not identified any significant customer exposures to European sovereign debt or European financial institutions.

Liquidity and Interest Rate Risk Factors

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

Our available for sale residential mortgage-backed security portfolio represents investment interests in pools of residential mortgages, composing $7.9 billion or 29% of total assets of the Company at December 31, 2013. Residential mortgage-backed securities are highly sensitive to changes in interest rates. BOK Financial mitigates this risk somewhat by investing principally in shorter duration mortgage products, which are less sensitive to changes in interest rates. A significant decrease in interest rates has led mortgage holders to refinance the mortgages constituting the pool backing the securities, subjecting BOK Financial to a risk of prepayment and decreased return on investment due to subsequent reinvestment at lower interest rates. A significant decrease in interest rates has also accelerated premium amortization. Conversely, a significant increase in interest rates could cause mortgage holders to extend the term over which they repay their loans, which delays the Company’s opportunity to reinvest funds at higher rates.

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

BOK Financial derives a substantial amount of revenue from mortgage activities, including $80 million from the production and sale of mortgage loans, $42 million from the servicing of mortgage loans and $30 million from sales of financial instruments to other mortgage lenders. These activities, as well our substantial holdings of residential mortgage backed securities and mortgage servicing rights may be adversely affected by changes in government policies and programs.

In addition, as part of BOK Financial's mortgage banking business, BOK Financial has substantial holdings of mortgage servicing rights, totaling $153 million or 0.57% of total assets at December 31, 2013. The value of these rights is also very sensitive to changes in interest rates. Falling interest rates tend to increase loan prepayments, which may lead to cancellation of the related servicing rights. BOK Financial attempts to manage this risk by maintaining an active hedging program for its mortgage servicing rights. The Company's hedging program has only been partially successful in recent years. The value of mortgage servicing rights may also decrease due to rising delinquency or default of the loans serviced. This risk is mitigated somewhat by adherence to underwriting standards on loans originated for sale.

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

Operating Risk Factors

Dependence on technology increases cybersecurity risk.

As a financial institution, we process a significant number of customer transactions and possess a significant amount of sensitive customer information. As technology advances, the ability to initiate transactions and access data has become more widely distributed among mobile phones, personal computers, automated teller machines, remote deposit capture sites and similar access points. These technological advances increase cybersecurity risk. While the Company maintains programs intended to prevent or limit the effects of cybersecurity risk, there is no assurance that unauthorized transactions or unauthorized access to customer information will not occur. The financial, reputational and regulatory impact of unauthorized transactions or unauthorized access to customer information could be significant.

We depend on third parties for critical components of our infrastructure.

We outsource a significant portion of our information systems, communications, data management and transaction processing to third parties. These third parties are sources of risk associated with operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property. If the service providers encounter any of these issues, we could be exposed to disruption of service, reputational damages, and litigation risk that could be material to our business.

Risks Related to an Investment in Our Stock

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

Mr. George B. Kaiser owns approximately 62% of the outstanding shares of BOK Financial's common stock at December 31, 2013. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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

A substantial portion of BOK Financial's cash flow typically comes from dividends paid by the Bank. Statutory provisions and regulations restrict the amount of dividends the Bank may pay to BOK Financial without regulatory approval. Management also developed, and the BOK Financial board of directors approved, an internal capital policy that is more restrictive than the regulatory capital standards. In the event of liquidation, creditors of the Bank and other non-bank subsidiaries of BOK Financial are entitled to receive distributions from the assets of that subsidiary before BOK Financial, as holder of an equity interest in the subsidiaries, is entitled to receive any distributions.
ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $184 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico. The Company’s facilities are suitable for their respective uses and present needs.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial’s $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2014, common shareholders of record numbered 825 with 68,900,457 shares outstanding.

The highest and lowest quarterly closing bid price for shares and cash dividends per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2013:
Low	$55.05	$60.52	$62.93	$60.81
High	62.77	65.95	69.36	66.32
Cash dividends	0.38	0.38	0.38	0.40
2012:
Low	$52.56	$53.34	$55.63	$54.19
High	59.02	58.12	59.47	59.77
Cash dividends	0.33	0.38	0.38	1.38	[1]

[1]	Includes $1.00 per share special cash dividend.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Index, the NASDAQ Bank Index, and the KBW 50 Bank Index for the period commencing December 31, 2008 and ending December 31, 2013.*

	Period Ending December 31,
Index	2008	2009	2010	2011	2012	2013
BOK Financial Corporation	100.00	120.38	138.02	145.19	150.46	187.77
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank Index	100.00	83.70	95.55	85.52	101.50	143.84
KBW 50	100.00	98.24	121.19	93.10	123.85	170.62

*
Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2008. The KBW 50 Bank index is the Keefe, Bruyette & Woods, Inc. index, which is available only for calendar quarter end periods. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2013 to October 31, 2013	—	$—	—	1,960,504
November 1, 2013 to November 30, 2013	—	$—	—	1,960,504
December 1, 2013 to December 31, 2013	31,645	$63.59	—	1,960,504
Total	31,645		—

[1]
On April 24, 2012, the Company's board of directors authorized the Company to repurchase up to two million shares of the Company's common stock. As of December 31, 2013, the Company had repurchased 39,496 shares under this plan.

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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 -- Consolidated Selected Financial Data
(Dollars in thousands, except per share data)

	December 31,
	2013	2012		2011	2010	2009
Selected Financial Data
For the year:
Interest revenue	$745,371	$794,871		$813,146	$851,082	$914,899
Interest expense	70,894	87,322		120,101	142,030	204,205
Net interest revenue	674,477	707,549		693,045	709,052	710,694
Provision for for credit losses	(27,900)	(22,000)		(6,050)	105,139	195,900
Fees and commissions revenue	603,844	628,880		527,093	516,394	480,512
Net income	316,609	351,191		285,875	246,754	200,907
Period-end:
Loans	12,792,264	12,311,456		11,269,743	10,643,036	11,279,698
Assets	27,015,432	28,148,631		25,493,946	23,941,603	23,331,026
Deposits	20,269,327	21,179,060		18,762,580	17,179,061	15,518,228
Subordinated debentures	347,802	347,633		398,881	398,701	398,539
Shareholders’ equity	3,020,049	2,957,860		2,750,468	2,521,726	2,205,813
Nonperforming assets[2]	247,743	276,716		356,932	394,469	484,295

Profitability Statistics
Earnings per share (based on average equivalent shares):
Basic	$4.61	$5.15		$4.18	$3.63	$2.96
Diluted	4.59	5.13		4.17	3.61	2.96
Percentages (based on daily averages):
Return on average assets	1.16%	1.34%		1.17%	1.04%	0.87%
Return on average shareholders’ equity	10.51	12.09		10.66	10.18	9.66
Average shareholders’ equity to average assets	11.00	11.05		10.95	10.19	8.98

Common Stock Performance
Per Share:
Book value per common share	$43.88	$43.29		$40.36	$36.97	$32.53
Market price: December 31 close	66.32	54.46		54.93	53.40	47.52
Market range – High close bid price	69.36	59.77		56.30	55.68	48.13
Market range – Low close bid price	55.05	52.56		44.00	42.89	22.98
Cash dividends declared	1.54	2.47	[5]	1.13	0.99	0.945
Dividend payout ratio	33.43%	48.01%	[5]	27.01%	27.16%	31.93%

Table 1 -- Consolidated Selected Financial Data
(Dollars in thousands, except per share data)

	December 31,
	2013	2012	2011	2010	2009
Selected Balance Sheet Statistics
Period-end:
Tier 1 capital ratio	13.77%	12.78%	13.27%	12.69%	10.86%
Total capital ratio	15.56	15.13%	16.49%	16.20	14.43
Leverage ratio	10.05	9.01%	9.15%	8.74	8.05
Tier 1 common equity ratio[1]	13.59	12.59	13.06	12.55	10.75
Allowance for loan losses to nonaccruing loans	183.29	160.34	125.93	126.93	86.07
Allowance for loan losses to loans	1.45	1.75	2.25	2.75	2.59
Combined allowances for credit losses to loans [4]	1.47	1.77	2.33	2.89	2.72
Miscellaneous (at December 31)
Number of employees (full-time equivalent)	4,632	4,704	4,511	4,432	4,355
Number of banking locations	206	217	212	207	202
Number of TransFund locations	1,998	1,970	1,912	1,943	1,896
Fiduciary assets	30,137,092	25,829,038	22,821,813	22,914,737	20,642,512
Mortgage loan servicing portfolio[3]	14,818,016	13,091,482	12,356,917	12,059,241	7,366,780

[1]	Tier 1 capital divided by risk-weighted assets, both as defined by Basel I based regulations.

[2]	Includes nonaccrual loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.

[3]	Includes outstanding principal for loans serviced for affiliates.

[4]	Includes allowance for loan losses and accrual for off-balance sheet credit risk.

[5]	Includes $1.00 per share special dividend.

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

Following the severe recession from 2007 to 2009, economic growth in the United States has been modest and gradual. National unemployment rates have improved from 7.8% in December of 2012 to 6.7% in December of 2013. With subdued indications of inflation, the U.S. government has continued to provide accommodative economic policy to support growth in the economy and further reduction in the unemployment rate. Although long-term and short-term interest rates remained at historic lows throughout the year, market speculation concerning the tapering of the Federal Reserve's bond buying program resulted in a rapid increase in mortgage interest rates in mid-2013. The low interest rate environment has presented challenges for all financial institutions as cash flows from loan and securities portfolios are reinvested at current rates. Both personal and corporate balance sheets have improved during the year. Corporations have amassed a significant amount of cash, placing the U.S. in a strong position to fund growth opportunities and reinvest. However, this has been hindered by the uncertainty in tax and regulatory policy as we address the high level of national debt and deficit issues.

Performance Summary

Net income for the year ended December 31, 2013 totaled $316.6 million or $4.59 per diluted share compared with net income of $351.2 million or $5.13 per diluted share for the year ended December 31, 2012.

Highlights of 2013 included:

•
Net interest revenue totaled $674.5 million for 2013 compared to $707.5 million for 2012. Cash flows from the securities portfolio were reinvested at lower current market rates. Growth in average loan balances were partially offset by a decrease in loan yield. Net interest margin was 2.80% for 2013 compared to 3.15% for 2012.

•
Fees and commissions revenue totaled $603.8 million for 2013 compared to $628.9 million for 2012. Mortgage banking revenue decreased $47.4 million compared to the prior year. BOK Financial originated a record number of residential mortgage loans during the year. However, gain on sale margins decreased. Trust fees and commissions revenue grew by $16.0 million or 20% and transaction card revenue was up $8.8 million over the prior year.

•
Operating expenses totaled $840.6 million, unchanged compared to the prior year. Personnel costs increased $14.2 million due largely to regular compensation. Non-personnel expenses decreased $13.9 million compared to the prior year primarily, due to a decrease in write-downs related to real estate and other repossessed assets and lower mortgage banking costs.

•
The Company recorded a $27.9 million negative provision for credit losses in 2013 and a $22.0 million negative provision for credit losses in 2012. Credit quality indicators continued to improve. Net loans charged off totaled $2.0 million or 0.02% of average loans for 2013 compared to $23.3 million or 0.20% of average loans for 2012. Gross charge-offs decreased to $25.3 million in 2013 from $42.1 million in 2012.

•
The combined allowance for credit losses totaled $187 million or 1.47% of outstanding loans at December 31, 2013 compared to $217 million or 1.77% of outstanding loans at December 31, 2012. Nonperforming assets totaled $248 million or 1.92% of outstanding loans and repossessed assets at December 31, 2013, down from $277 million or 2.23% of outstanding loans and repossessed assets at December 31, 2012. During 2013, nonaccruing loans decreased $33 million and repossessed assets decreased $12 million. Renegotiated residential mortgage loans guaranteed by U.S. government agencies increased $16 million.

•
Outstanding loan balances were $12.8 billion at December 31, 2013, an increase of $481 million over the prior year. Commercial loan balances grew by $301 million or 4% and commercial real estate loans increased $186 million or 8%. Residential mortgage loans increased $7.0 million and consumer loans decreased $14 million.

•
The available for sale securities portfolio decreased $1.1 billion during 2013 to $10.1 billion at December 31, 2013. The Company pro-actively reduced the size of its bond portfolio to better position the balance sheet for a longer-term rising rate environment.

•
Period-end deposits totaled $20.3 billion at December 31, 2013 compared to $21.2 billion at December 31, 2012. Demand deposit accounts decreased by $722 million. Demand deposits at December 31, 2012 were unusually high as customers responded to tax law changes that became effective in 2013. Interest-bearing transaction accounts were largely unchanged compared to the prior year. Time deposits decreased $272 million.

•
The Company and its subsidiary bank exceeded the regulatory definition of well capitalized. The Company's Tier 1 capital ratios, as defined by banking regulations, were 13.77% at December 31, 2013 and 12.78% at December 31, 2012. The Company's Tier 1 common equity ratio, as recently defined by banking regulators, is estimated to be 12.60% at December 31, 2013.

•
Regular cash dividends paid on common shares in 2013 totaled $1.54 per common share. Regular cash dividends paid on common shares were $1.47 per common share in 2012. In addition, the Company paid a special dividend of $1.00 per common share in the fourth quarter of 2012.

Net income for the fourth quarter of 2013 totaled $73.0 million or $1.06 per diluted share compared to $82.6 million or $1.21 per diluted share for the fourth quarter of 2012.

Highlights of the fourth quarter of 2013 included:

•
Net interest revenue totaled $166.2 million for the fourth quarter of 2013 compared to $174.3 million for the fourth quarter of 2012. Net interest margin was 2.74% for the fourth quarter of 2013 compared to 2.95% for the fourth quarter of 2012. Cash flows from the securities portfolio were reinvested at lower current market rates and loan yields decreased. The average balance of the available for sale securities portfolio decreased, partially offset by growth in the average balance of the loan portfolio.

•
Fees and commissions revenue decreased $22.5 million compared to the prior year to $142.4 million for the fourth quarter of 2013. Mortgage banking revenue decreased $24.5 million due primarily to a decrease in loan production volume. Growth in trust fees and commission and transaction card revenues were partially offset by lower brokerage and trading revenues.

•
Operating expenses totaled $215.4 million, down $11.4 million compared to the prior year. Personnel costs decreased $5.5 million and non-personnel expenses decreased $5.8 million compared to the prior year.

•
An $11.4 million negative provision for credit losses was recorded in the fourth quarter of 2013 compared to a $14.0 million negative provision for credit losses in the fourth quarter of 2012. We experienced a net recovery of $3.0 million in the fourth quarter of 2013 compared to net loans charged off of $4.3 million in the fourth quarter of 2012. Gross charge-offs were $3.1 million compared to $8.0 million in the prior year.

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

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk

The allowance for loan losses and accrual for off-balance sheet credit risk are assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the loan portfolio and probable estimated losses on unused commitments to provide financing. A consistent, well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company. The allowance for loan losses consists of specific allowances attributed to certain impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans that are based on estimated loss rates by loan class and nonspecific allowances for risks beyond factors specific to a particular portfolio segment or loan class. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and accrual for off-balance sheet credit risk during 2013.

Loans are considered impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreements, including loans modified in a troubled debt restructuring. Internally risk graded loans are evaluated individually for impairment. Substantially all commercial and commercial real estate loans and certain residential mortgage and consumer loans are risk graded through a quarterly evaluation of the borrower's ability to repay. Certain commercial loans and most residential mortgage and consumer loans which represent small balance, homogeneous pools are not risk graded. Non-risk graded loans are identified as impaired based on performance status. Generally, non-risk graded loans are considered impaired when 90 or more days past due, in bankruptcy or modified in a troubled debt restructuring.

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

Mortgage Servicing Rights

We have a significant investment in mortgage servicing rights. Our mortgage servicing rights are primarily retained from sales in the secondary market of residential mortgage loans we have originated or purchased from correspondent lenders. Occasionally mortgage servicing rights may be purchased from other lenders. Both originated and purchased mortgage servicing rights are initially recognized at fair value. The Company has elected to carry all mortgage servicing rights at fair value. Changes in fair value are recognized in earnings as they occur.

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

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we would expect a 50 basis point increase in mortgage interest rates to increase the fair value of our servicing rights by $8.6 million. We would expect an $8.6 million decrease in the fair value of our mortgage servicing rights from a 50 basis point decrease in mortgage interest rates.

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

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. We evaluate the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2013 or December 31, 2012.

A portion of our securities portfolio is comprised of debt securities for which third-party services have discontinued providing price information due primarily to a lack of observable inputs and other relevant data. We estimate the fair value of these securities based on significant unobservable inputs, including projected cash flows discounted at rates indicated by comparison to securities with similar credit and liquidity risk. We would expect the fair value to decrease $208 thousand if credit spreads utilized in valuing these securities widened by 100 basis points.

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

We identify the geographical market underlying each operating segment as reporting units for the purpose of performing the annual goodwill impairment test. This is consistent with the manner in which management assesses the performance of the Company and allocates resources. See additional discussion of the operating segments in the Assessment of Operations - Lines of Business section following. As previously announced, the Company appointed a new Chief Executive Officer effective January 1, 2014 and made several executive leadership changes. We are currently evaluating the effect of these leadership changes on the reporting unit structure which underlies the operating segments and may consider changes in 2014.

We perform a qualitative assessment that evaluates, based on the weight of the evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of our reporting units are less than their carrying amount. This qualitative assessment considers general economic conditions including trends in unemployment rates in our primary geographical areas, our earnings and stock price changes during the year, current and anticipated credit quality performance and the prolonged low interest rate environment and the impact of increased regulation. This qualitative assessment is supplemented by quantitative analysis through which the fair value of each of our reporting units is estimated by the discounted future earnings method. Income growth is projected for each of our reporting units over five years and a terminal value is computed. The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to value our reporting units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine fair value of the respective reporting units. At December 31, 2013, critical assumptions in our evaluation were a 3% average expected long-term growth rate, a 0.81% volatility factor for BOK Financial common stock, a 9.06% discount rate and an 7.92% market risk premium. The expected long-term growth rate for smaller or less mature reporting units may be higher.

The fair value, carrying value and related goodwill of reporting units for which goodwill was attributed as of our annual impairment test performed on October 1, 2013 is as follows in Table 2.

Table 2 – Goodwill Allocation by Reporting Unit
(In thousands)

	Fair Value	Carrying Value[1]	Goodwill
Commercial:
Oklahoma	$1,322,352	$249,517	$7,354
Texas	818,792	411,161	196,183
New Mexico	104,237	54,687	11,094
Colorado	136,041	95,830	39,458
Arizona	91,870	57,689	14,853

Consumer:
Oklahoma	821,809	201,085	1,683
Texas	103,794	49,314	27,567
New Mexico	99,314	21,209	2,874
Colorado	37,536	12,994	6,899

Wealth Management:
Oklahoma	163,468	99,453	1,350
Texas	248,641	45,964	16,372
New Mexico	29,283	3,919	1,305
Colorado	123,157	38,373	31,198
Arizona	31,708	6,178	1,569

[1]	Carrying value includes intangible assets attributed to the reporting unit.

The fair value of our reporting units determined by the discounted future earnings method was further corroborated by comparison to the market capitalization of publicly traded banks of similar size and characteristics in our geographical footprint. Based on the qualitative assessment, supplemented by the results of the quantitative considerations, management believes that it is more-likely-than-not that no goodwill impairment existed as of our annual evaluation date.

As of December 31, 2013, the market value of BOK Financial common stock, a primary input in our goodwill impairment analysis, was approximately 5% higher than the market value used in our most recent annual evaluation. The market value is influenced by factors affecting the overall economy and the regional banks sector of the market. Goodwill impairment may be indicated at our next annual evaluation date if the market value of our stock declines or sooner if we incur significant unanticipated operating losses or if other factors indicate a significant decline in the value of our reporting units. The effect of a sustained 10% negative change in the market value of our common stock on September 30, 2013 was simulated. No impairment was noted by this simulation.

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

We performed a sensitivity analysis of all privately issued residential mortgage-backed securities. Significant assumptions of this analysis included an increase in the unemployment rate to 9.3% and an additional 13.5% home price depreciation over the next twelve months. The results of this analysis indicated an additional $1 million of credit losses are possible. An increase in the unemployment rate to 11.3% with an additional 25.4% home price depreciation indicates an additional $4 million of credit losses are possible.

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

Tax-equivalent net interest revenue totaled $684.8 million for 2013 compared to $716.9 million for 2012. Net interest margin was 2.80% for 2013 and 3.15% for 2012. Tax-equivalent net interest revenue decreased $32.1 million compared to the prior year. Changes in interest rates reduced net interest revenue by $66.7 million. Growth in average loans and securities balances increased net interest revenue by $34.6 million. Cash flows from the securities portfolio were reinvested at lower current market rates and loan yields decreased due to renewal of maturing fixed-rate loans at current lower rates and narrowing credit spreads, partially offset by lower funding costs. Table 3 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see Annual and Quarterly Financial Summary of consolidated daily average balances, yields and rates following the Consolidated Financial Statements.

The tax-equivalent yield on earning assets was 3.09% for 2013 compared to 3.53% in 2012. The available for sale securities portfolio yield decreased 47 basis points to 1.97% and loan yields decreased 34 basis points. The decreased yield on earning assets was partially offset by lower funding costs. Funding costs were down 13 basis points compared to 2012. The cost of interest-bearing deposits decreased 10 basis points and the cost of other borrowed funds decreased 4 basis points. The average rate of interest paid on subordinated debentures decreased 128 basis points. The interest rate on $233 million of these subordinated debentures converted from a fixed rate of interest of 5.75% to a floating interest rate based on LIBOR plus 0.69% as of May 15, 2012. In the present low interest rate environment, our ability to further decrease funding costs is limited.

Average earning assets for 2013 increased $1.2 billion or 5% over 2012. Average loans, net of allowance for loan losses, increased $681 million due primarily to growth in average commercial loans. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $185 million. We purchase securities to supplement earnings and to manage interest rate risk. During the fourth quarter of 2013, we began to pro-actively shrink the size of our bond portfolio to better position the balance sheet for a longer-term rising rate environment. Our outlook for earning assets is for continued decline in the securities portfolio to be partially offset by loan growth. We expect annualized growth rate for loans to be in the mid to high single digits. The resulting shift in earning asset mix should be supportive of the net interest margin.

Growth in average assets was funded by a $717 million increase in average deposits and a $631 million increase in average borrowed funds balances. Average demand deposit balances increased $500 million over the prior year. Average interest-bearing transaction accounts were up $483 million, partially offset by a $318 million decrease in average time deposits. Average borrowed funds increased primarily due to an increase in borrowings from the Federal Home Loan Banks, partially offset by a decrease in funds purchased and repurchase agreements compared to the prior year. Average subordinated debenture balances were down $16 million.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. As shown in Table 29, approximately 77% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 3 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Fourth Quarter 2013 Net Interest Revenue

Tax-equivalent net interest revenue totaled $168.7 million for the fourth quarter of 2013 compared to $176.7 million for the fourth quarter of 2012. Net interest margin was 2.74% for the fourth quarter of 2013 and 2.95% for the fourth quarter of 2012.

Tax-equivalent net interest revenue decreased $8.0 million over the fourth quarter of 2012. Net interest revenue increased $4.1 million primarily due to the growth in average loan balances, partially offset by a decrease in available for sale securities balances. Net interest revenue decreased $12.2 million due to interest rates.

The tax-equivalent yield on earning assets was 3.02% for the fourth quarter of 2013, down 28 basis points from the fourth quarter of 2012. The available for sale securities portfolio yield decreased 27 basis points to 1.89%. Cash flows from these securities were reinvested at current lower rates. Loan yields decreased 32 basis points due primarily to continued market pricing pressure. Funding costs were down 12 basis points from the fourth quarter of 2012. The cost of interest-bearing deposits decreased 12 basis points and the cost of other borrowed funds decreased 4 basis points. The average rate of interest paid on subordinated debentures decreased 8 basis points compared to the fourth quarter of 2012 due to the conversion of $233 million of these subordinated debentures from a fixed rate of interest to a floating interest rate in 2012. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities decreased to 14 basis points in the fourth quarter of 2013 from 19 basis points in the fourth quarter of 2012.

Average earning assets for the fourth quarter of 2013 decreased $355 million compared to the fourth quarter of 2012. The average balance of available for sale securities decreased $1.0 billion as we reduced the size of the bond portfolio to better position the balance sheet for a longer-term rising rate environment. Average loans, net of allowance for loan losses, increased $508 million over the fourth quarter of 2012 due primarily to growth in average commercial loans.

Average deposits decreased $262 million compared to the fourth quarter of 2012. Average demand deposit balances decreased $149 million and average time deposit balances decreased $300 million, partially offset by a $143 million increase in average interest-bearing transaction accounts. Average borrowed funds increased $492 million over the fourth quarter of 2012.

2012 Net Interest Revenue

Tax-equivalent net interest revenue for 2012 was $716.9 million compared to $702.1 million for 2011. Net interest margin was 3.15% for 2012 compared to 3.30% for 2011. The decrease in net interest margin was due primarily to lower yield on our securities portfolio, partially offset by lower funding costs. The tax-equivalent yield on average earning assets decreased 33 basis points from 2011. The available for sale securities portfolio yield was down 48 basis points due to cash flow reinvestment at lower rates. Loan yields decreased 26 basis points due to a combination of renewals of fixed rate loans at lower current rates and narrowing credit spreads. The cost of interest-bearing liabilities decreased 20 basis points. The cost of interest-bearing deposits was down 14 basis points and the cost of other borrowed funds was down 132 basis points. The effect of declining net interest margin was offset by increasing average earning assets by $1.8 billion during 2012. Growth in average assets was primarily in the available for sale securities portfolio and loans. Growth in average assets was funded by a $979 million increase in average deposit balances. Average demand deposit account balances grew by $1.7 billion, partially offset by a $309 million decrease in average interest-bearing transaction account and a $474 million decrease in average time deposit balances. Average borrowed funds increased $461 million during 2012 due to an increase in funds purchased. Average subordinated debenture balances were down $35.1 million.

Table 3 – Volume/Rate Analysis
(In thousands)

	Year Ended December 31, 2013 / 2012			Year Ended December 31, 2012 / 2011
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$130	$628	$(498)	$454	$(659)	$1,113
Trading securities	558	409	149	(348)	1,016	(1,364)
Investment securities:
Taxable securities	(2,588)	(2,453)	(135)	4,267	4,415	(148)
Tax-exempt securities	723	6,142	(5,419)	(1,961)	(783)	(1,178)
Total investment securities	(1,865)	3,689	(5,554)	2,306	3,632	(1,326)
Available for sale securities:
Taxable securities	(32,396)	14,276	(46,672)	(21,602)	23,849	(45,451)
Tax-exempt securities	(218)	368	(586)	150	572	(422)
Total available for sale securities	(32,614)	14,644	(47,258)	(21,452)	24,421	(45,873)
Fair value option securities	(4,557)	(3,109)	(1,448)	(10,185)	(5,168)	(5,017)
Restricted equity securities	2,780	4,114	(1,334)	173	295	(122)
Residential mortgage loans held for sale	320	116	204	1,693	2,811	(1,118)
Loans	(13,281)	27,590	(40,871)	9,322	38,840	(29,518)
Total tax-equivalent interest revenue	(48,529)	48,081	(96,610)	(18,037)	65,188	(83,225)
Interest expense:
Transaction deposits	(3,145)	622	(3,767)	(9,115)	(737)	(8,378)
Savings deposits	(98)	97	(195)	(179)	133	(312)
Time deposits	(8,206)	(5,065)	(3,141)	(12,583)	(8,402)	(4,181)
Funds purchased	(1,247)	(774)	(473)	1,178	537	641
Repurchase agreements	(505)	(209)	(296)	(1,445)	(36)	(1,409)
Other borrowings	1,810	19,298	(17,488)	(2,028)	575	(2,603)
Subordinated debentures	(5,037)	(494)	(4,543)	(8,607)	(1,659)	(6,948)
Total interest expense	(16,428)	13,475	(29,903)	(32,779)	(9,589)	(23,190)
Tax-equivalent net interest revenue	(32,101)	34,606	(66,707)	14,742	74,777	(60,035)
Change in tax-equivalent adjustment	(971)			(238)
Net interest revenue	$(33,072)			$14,504
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Table 3 – Volume/Rate Analysis (continued)
(In thousands)

	Three Months Ended December 31, 2013 / 2012
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$40	$74	$(34)
Trading securities	31	(22)	53
Investment securities:
Taxable securities	(584)	(491)	(93)
Tax-exempt securities	393	1,394	(1,001)
Total investment securities	(191)	903	(1,094)
Available for sale securities:
Taxable securities	(8,210)	(1,345)	(6,865)
Tax-exempt securities	(85)	12	(97)
Total available for sale securities	(8,295)	(1,333)	(6,962)
Fair value option securities	112	(80)	192
Restricted equity securities	877	431	446
Residential mortgage loans held for sale	(72)	(513)	441
Loans	(4,593)	5,116	(9,709)
Total tax-equivalent interest revenue	(12,091)	4,576	(16,667)
Interest expense:
Transaction deposits	(930)	33	(963)
Savings deposits	(29)	17	(46)
Time deposits	(3,001)	(1,233)	(1,768)
Funds purchased	(332)	(155)	(177)
Repurchase agreements	(92)	(29)	(63)
Other borrowings	381	1,808	(1,427)
Subordinated debentures	(66)	3	(69)
Total interest expense	(4,069)	444	(4,513)
Tax-equivalent net interest revenue	(8,022)	4,132	(12,154)
Change in tax-equivalent adjustment	5
Net interest revenue	$(8,017)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $614.5 million for 2013 compared to $653.7 million for 2012. Fees and commissions revenue decreased $25.0 million or 4% compared to 2012. The change in the fair value of mortgage servicing rights, net of fair value options securities and derivative contract held as an economic hedge, increased $3.5 million over the prior year. Net gains on available for sale securities decreased $23.1 million compared to 2012. Other-than-temporary impairment charges recognized in earnings in 2013 were $5.0 million less than charges recognized in 2012.

Table 4 – Other Operating Revenue
(In thousands)

	Year Ended
	2013	2012	2011	2010	2009
Brokerage and trading revenue	$125,478	$126,930	$104,181	101,471	91,677
Transaction card revenue	116,823	107,985	116,757	112,302	105,517
Trust fees and commissions	96,082	80,053	73,290	68,976	66,177
Deposit service charges and fees	95,110	98,917	95,872	103,611	115,791
Mortgage banking revenue	121,934	169,302	91,643	87,600	64,980
Bank-owned life insurance	10,155	11,089	11,280	12,066	10,239
Other revenue	38,262	34,604	34,070	30,368	26,131
Total fees and commissions revenue	603,844	628,880	527,093	516,394	480,512
Gain (loss) on other assets, net	(925)	(1,415)	4,156	(4,011)	1,992
Gain (loss) on derivatives, net	(4,367)	(301)	2,686	4,271	(3,365)
Gain (loss) on fair value option securities, net	(15,212)	9,230	24,413	7,331	(13,198)
Change in fair value of mortgage servicing rights	22,720	(9,210)	(40,447)	3,661	12,124
Gain on available for sale securities, net	10,720	33,845	34,144	21,882	59,320
Total other-than-temporary impairment	(2,574)	(1,144)	(10,578)	(29,960)	(129,154)
Portion of loss recognized in (reclassified from) other comprehensive income	266	(6,207)	(12,929)	2,151	94,741
Net impairment losses recognized in earnings	(2,308)	(7,351)	(23,507)	(27,809)	(34,413)
Total other operating revenue	$614,472	$653,678	$528,538	521,719	502,972

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 47% of total revenue for 2013, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that caused net interest revenue compression also drove strong growth in our mortgage banking revenue in 2012. We expect continued growth in other operating revenue through offering new products and services and by further development of our presence in markets outside of Oklahoma. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer hedging and investment banking was largely unchanged compared to the prior year. Revenue in 2013 was reduced $8.7 million from changes in the fair value of our trading securities inventory due to sharp increases in interest rates. The following discussion excludes inventory adjustment charges.

Securities trading revenue totaled $72.6 million for 2013, an increase of $3.9 million or 6% compared to the prior year. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers. These activities largely will be permitted under the Volcker Rule of the Dodd-Frank Act. The increase compared to the prior year was due primarily sales of residential mortgage backed securities to our mortgage banking customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $12.4 million for 2013, a decrease of $1.3 million or 10% compared to 2012. The Company received recoveries from the Lehman Brothers and MF Global bankruptcies of $2.4 million during 2013 and $3.4 million during 2012.

Revenue earned from retail brokerage transactions increased $4.3 million or 15% over 2012 to $34.1 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions. The number of transactions typically increases with market volatility and decreases with market stability.

Investment banking, which includes fees earned upon completion of underwriting and financial advisory services, totaled $15.1 million for 2013, up $299 thousand or 2% over 2012 related to the timing and volume of completed transactions.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue totaled $116.8 million for 2013 compared to $108.0 million for 2012. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $60.5 million, up $4.2 million or 7% over 2012, due primarily to increased transaction volumes. The number of TransFund ATM locations totaled 1,998 at December 31, 2013 compared to 1,970 at December 31, 2012. Merchant services fees paid by customers for account management and electronic processing of card transactions totaled $38.0 million, up $4.0 million or 12% over the prior year. The increase was primarily due to higher transaction processing volume throughout our geographical footprint. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $18.3 million, up $730 thousand over 2012 on increased transaction volume.

Effective October 1, 2011, the Federal Reserve issued its final rule that established a cap on interchange fees that larger banks can charge merchants for certain debit card transactions. This rule is commonly known as the Durbin Amendment. Initial adoption of the Durbin Amendment reduced our annual interchange fees by approximately $19 million. The final rule has been successfully challenged by retail merchants and merchant trade groups and is currently on appeal. The ultimate resolution of this legal challenge is uncertain.

Trust fees and commissions increased $16.0 million or 20% over 2012. Acquired in the third quarter of 2012, the full year results of The Milestone Group increased trust fees and commissions $7.0 million over 2012. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another, or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $30.1 billion at December 31, 2013 and $25.8 billion at December 31, 2012.

In addition to trust fees and commissions where we served as a fiduciary, we also earn fees as administrator to and investment advisor for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). The Bank is custodian and BOSC, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $8.2 million for 2013 compared to $8.4 million for 2012.

Deposit service charges and fees decreased $3.8 million or 4% compared to 2012. Overdraft fees totaled $49.6 million for 2013, a decrease of $6.1 million or 11% compared to last year. Commercial account service charge revenue totaled $37.3 million, up $2.3 million or 7% over the prior year. Service charges on deposit accounts with a standard monthly fee were $8.2 million, unchanged compared to the prior year.

Mortgage banking revenue totaled $121.9 million for 2013, compared to $169.3 million for 2012. Revenue from originating and marketing mortgage loans totaled $79.5 million, a decrease of $49.6 million compared to 2012. Mortgage loans funded for sale totaled $4.1 billion in 2013, up $373.0 million or 10% over 2012. Outstanding commitments to originate mortgage loans decreased $98 million or 27% compared to December 31, 2012 to $259 million at December 31, 2013. The decrease in mortgage banking revenue was primarily due to an overall narrowing of gain on sale margins and a shift in product mix towards loans with narrower margins.

Mortgage servicing revenue was $42.4 million, up $2.2 million or 5% over the prior year. The outstanding principal balance of mortgage loans serviced for others totaled $13.7 billion, an increase of $1.7 billion over December 31, 2012.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Year Ended
	2013	2012	2011	2010	2009
Originating and marketing revenue	$79,545	$129,117	$51,982	$49,439	$44,229
Servicing revenue	42,389	40,185	39,661	38,161	20,751
Total mortgage revenue	$121,934	$169,302	$91,643	$87,600	$64,980

Mortgage loans funded for sale	$4,081,390	$3,708,350	$2,293,834	$2,501,860	$281,106
Mortgage loan refinances to total funded	43%	60%	53%	57%	63%

	December 31,
	2013	2012	2011	2010	2009
Outstanding principal balance of mortgage loans serviced for others	$13,718,942	$11,981,624	$11,300,986	$11,194,582	$6,603,132
Net gains on securities, derivatives and other assets

We recognized $10.7 million of net gains from sales of $2.4 billion of available for sale securities in 2013. We recognized $33.8 million of net gains from sales of $1.7 billion of available for sale securities in 2012, including a $14.2 million gain on the sale of $26 million of common stock received in 2009 in partial satisfaction of a defaulted commercial loan. Securities were sold either because they had reached their expected maximum potential or to mitigate risk.

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

Table 6 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended
	2013	2012	2011	2010		2009
Gain (loss) on mortgage hedge derivative contracts, net	$(5,080)	$116	$2,974	$4,425		$—
Gain (loss) on fair value option securities, net	(15,436)	7,793	24,413	7,331		(13,198)
Gain (loss) on economic hedge of mortgage servicing rights	(20,516)	7,909	27,387	11,756		(13,198)
Gain (loss) on change in fair value of mortgage servicing rights	22,720	(9,210)	(40,447)	(8,171)	[1]	12,124
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$2,204	$(1,301)	$(13,060)	$3,585		$(1,074)

Net interest revenue on fair value option securities[2]	$3,290	$7,811	$17,650	$19,043		$13,366

Average primary residential mortgage interest rate	3.99%	3.66%	4.45%	4.69%		5.03%
Average secondary residential mortgage interest rate	3.05%	2.52%	3.71%	3.96%		4.28%

[1]	Excludes $11.8 million day-one pretax gain on the purchase of mortgage servicing rights in the first quarter of 2010.

[2]	Actual interest earned on fair value option securities less transfer-priced cost of funds.

Primary rates disclosed in Table 6 above represent rates generally available to borrowers on 30 year conforming mortgage loans and affect the value of our mortgage servicing rights. Secondary rates represent rates generally paid on 30 year residential mortgage-backed securities guaranteed by U.S. government agencies and affect the value of securities and derivative contracts used as an economic hedge of our mortgage servicing rights. The difference between average primary and secondary rates was 94 basis points for 2013 compared to 114 basis points for 2012. The difference between average primary and secondary rates widened significantly during 2012, growing as large as 163 basis points during the third quarter. This difference narrowed to a more normal relationship during 2013.

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized other-than-temporary impairment losses of $2.3 million during 2013. Other-than-temporary impairments recognized in earnings on certain residential mortgage-backed securities privately issued by publicly traded financial institutions that we do not intend to sell totaled $938 thousand. Other-than-temporary losses on certain below investment grade municipal securities recognized in earnings were $1.4 million. Other-than-temporary impairment losses related to privately issued residential mortgage backed securities, municipal securities and other equity securities in 2012 were $7.4 million.

An indirect wholly-owned subsidiary of the Company is the general partner of two private equity funds and other subsidiaries of the Company have investments in unrelated private equity funds. These investments generally are illiquid and do not readily provide for redemption or transfer. The impact of the recently-issued regulations that implement the Volcker Rule on these investments resulted in a $1.4 million impairment charge in 2013 which is included in Gain (Loss) on assets, net. This charge was based primarily on the expectation that we will be required to divest some or all of these investments by June 30, 2015.

Fourth Quarter 2013 Other Operating Revenue

Other operating revenue was $147.0 million for the fourth quarter of 2013 compared to $166.4 million for the fourth quarter of 2012. Fees and commissions revenue decreased $22.5 million. The change in the fair value of mortgage servicing rights, net of economic hedges, added $2.1 million to net income for the fourth quarter of 2013 compared to adding $1.8 million to net income for the fourth quarter of 2012. Net gains on sales of available for sale securities were $568 thousand higher than the prior year. No other-than-temporary impairment charges were recognized in earnings in the fourth quarter of 2013 compared to $1.7 million of impairment charges recognized in the fourth quarter of 2012.

Brokerage and trading revenue decreased $3.4 million compared to the fourth quarter of 2012. Securities trading revenue totaled $15.2 million for the fourth quarter of 2013, a decrease $2.4 million, primarily due to decreased gain from sales of U.S. government treasury and municipal securities to our institutional customers. Customer hedging revenue totaled $3.8 million, up $1.0 million over the prior year. Revenue earned from retail brokerage transactions decreased $371 thousand compared to the fourth quarter of 2012 to $7.0 million. Investment banking revenue totaled $2.4 million, a $1.6 million decrease compared to the fourth quarter of 2012 related to the timing and volume of completed transactions.

Transaction card revenue for the fourth quarter of 2013 increased $1.1 million or 4% over the fourth quarter of 2012, primarily due to a $918 thousand increase in merchant services fees and a $170 thousand increase in interchange fees paid by merchants for transactions processed from debit cards issued by the Company. Revenues from the processing of transactions on behalf of the members of our TransFund EFT network totaled $15.2 million, merchant services fees totaled $9.3 million and revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.6 million.

Trust fees and commissions increased $3.0 million over the fourth quarter of 2012 to $25.1 million primarily due to the increase in the fair value of assets managed. Waived administration fees on the Cavanal Hill money market funds totaled $2.2 million for the fourth quarter of 2013 compared to $1.7 million for the fourth quarter of 2012.

Deposit service charges and fees were $23.4 million for the fourth quarter of 2013 compared to $24.2 million for the fourth quarter of 2012. Overdraft fees decreased $1.5 million to $12.1 million. Commercial account service charge revenue totaled $9.3 million, up $942 thousand over the prior year. Service charges on deposit accounts with a standard monthly fee were $2.0 million, a decrease of $198 thousand compared to the fourth quarter of 2012.

Mortgage banking revenue was $21.9 million for the fourth quarter of 2012 compared to $46.4 million for the fourth quarter of 2012. Mortgage loans funded for sale totaled $849 million in the fourth quarter of 2013 and $1.1 billion in the fourth quarter of 2012. Outstanding mortgage loan commitments decreased $98 million and the unpaid principal balance of mortgage loans held for sale decreased $93 million. The difference between average primary and secondary rates for the fourth quarter of 2013 was 90 basis points compared to 117 basis points for the fourth quarter of 2012.

During the fourth quarter of 2013, we recognized a $1.6 million gain from sales of $270 million of available for sale securities. We recognized $1.1 million of gains on sales of $84 million of available for sale securities in the fourth quarter of 2012.

For the fourth quarter of 2013, changes in the fair value of mortgage servicing rights increased pre-tax net income by $6.1 million, partially offset by a net loss of $3.9 million on fair value option securities and derivative contracts held as an economic hedge. For the fourth quarter of 2012, changes in the fair value of mortgage servicing rights increased pre-tax net income by $4.7 million, partially offset by a $2.9 million net loss on fair value option securities and derivative contracts held as an economic hedge.

2012 Other Operating Revenue

Other operating revenue totaled $653.7 million for 2012, up $125.1 million over 2011. Fees and commissions revenue increased $101.8 million. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased pre-tax net income in 2012 by $1.3 million compared to a $13.1 million decrease in pre-tax net income in 2011. Net gains on sales of available for sale securities were $33.8 million for 2012 compared to $34.1 million for 2011. Other-than-temporary impairment charges recognized in earnings were $16.2 million less than charges recognized in 2011.

Brokerage and trading revenue increased $22.7 million over 2011. Securities trading revenue was up $8.9 million primarily due to increased revenue from sales of mortgage-backed securities to our mortgage banking customers. Customer hedging revenue increased $8.4 million. Customer hedging revenue for 2012 included a $3.4 million recovery from the Lehman Brothers bankruptcy and 2011 included $4.4 million of credit losses. Retail brokerage revenue increased $1.6 million and investment banking revenue grew by $3.8 million. Transaction card revenue decreased $8.8 million compared to 2011. Increased revenue from the processing of transactions for TransFund network members and growth in merchant services transaction volumes were offset by a decrease in interchange fees paid by merchant banks on cards issued by the Bank and on transactions processed for merchant services customers due to the Durbin Amendment which became effective on October 1, 2011. Trust fees and commissions increased $6.8 million due to the acquisition of The Milestone Group in the third quarter of 2012 and growth in the fair value of fiduciary assets. Deposit service charges and fees increased $3.0 million primarily increased commercial account service charges. Mortgage banking revenue grew $77.7 million over 2011 on growth in mortgage loans originated for sale and an increase in gains on sales of mortgages in the secondary market.

Other Operating Expense

Other operating expense for 2013 totaled $840.6 million, unchanged from the prior year. Personnel expenses increased $14.2 million or 3%. Non-personnel expenses decreased $13.9 million or 4% compared to the prior year.

Table 7 – Other Operating Expense
(In thousands)

	Year Ended
	2013	2012	2011	2010	2009
Regular compensation	$279,493	$262,736	$247,945	$238,690	$231,897
Incentive compensation:
Cash-based	110,871	116,718	97,222	91,219	80,569
Stock-based	40,272	37,170	20,558	12,764	10,585
Total incentive compensation	151,143	153,888	117,780	103,983	91,154
Employee benefits	74,589	74,409	64,261	59,191	57,466
Total personnel expense	505,225	491,033	429,986	401,864	380,517
Business promotion	22,598	23,338	20,549	17,726	19,582
Charitable contributions to BOKF Foundation	2,062	2,062	4,000	—	—
Professional fees and services	32,552	34,015	28,798	30,217	30,243
Net occupancy and equipment	69,773	66,726	64,611	63,969	65,715
Insurance	16,122	15,356	16,799	24,320	24,040
FDIC special assessment	—	—	—	—	11,773
Data processing & communications	106,075	98,904	97,976	87,752	81,292
Printing, postage and supplies	13,885	14,228	14,085	13,665	15,960
Net losses & operating expenses of repossessed assets	5,160	20,528	23,715	34,483	11,400
Amortization of intangible assets	3,428	2,927	3,583	5,336	6,970
Mortgage banking costs	31,088	44,334	37,621	43,172	37,248
Other expense	32,652	26,912	37,575	29,937	21,976
Total other operating expense	$840,620	$840,363	$779,298	$752,441	$706,716

Average number of employees (full-time equivalent)	4,683	4,614	4,474	4,394	4,403

Personnel expense

Regular compensation expense, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $16.8 million or 6% over 2012. Although the average number of employees has remained relatively constant, we continue to invest in higher-costing wealth management, compliance and risk management positions. In addition, standard annual merit increases were fully effective in the second quarter of 2013. The Company generally awards annual merit increases during the first quarter for a majority of its staff.

Incentive compensation decreased $2.7 million compared to 2012. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation decreased $5.8 million compared to 2012.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense for equity awards decreased $1.5 million or 15% compared to 2012. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value. Stock-based compensation expense also included liability awards indexed to investment performance or changes in the market value of BOK Financial common stock. The year-end closing market price per share of BOK Financial common stock increased $11.86 during 2013 and decreased $0.47 during 2012. Expense based on changes in the fair value of BOK Financial common stock and other investments increased $1.2 million over the prior year.

In addition, stock-based incentive compensation expense increased $3.4 million during 2013 as $28.4 million was accrued in 2013 and $25 million was accrued in 2012 related to the BOK Financial Corp. 2011 True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan was intended to address inequality in the Executive Incentive Plan ("EIP"), which had been approved by shareholders in 2003 as a result of certain peer banks that performed poorly during the most recent economic cycle. Performance goals for the EIP are based on the Company's earnings per share growth compared to peers and business unit performance. As the economy improves and credit losses normalize, peer banks were expected to experience significant comparative earnings per share percentile increases. This "bounce-back" effect would have resulted in the unanticipated result of no annual bonuses in the years 2011, 2012 and 2013 and the forfeiture of long-term incentive awards for 2010 and 2011 in their entirety, despite BOK Financial's strong annual earnings growth through the economic cycle while many peers experienced negative or declining earnings. The True-Up Plan was designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. Compensation expense is determined by ranking BOK Financial's earnings per share to peer banks and then aligning compensation with the peer bank that most closely relates to BOK Financial earnings per share performance. Based on currently available information, amounts estimated to be paid under the 2011 True-Up Plan are approximately $69 million. The final amount due under the 2011 True-Up Plan will be determined as of December 31, 2013 based on information that will be published by peer banks during the first quarter of 2014. The final amount due under the 2011 True-Up Plan will be distributed in May, 2014.

Employee benefit expense was largely unchanged compared to 2012. Employee medical costs totaled $26.3 million, a $694 thousand or 3% decrease compared to the prior year. The Company self-insures a portion of its employee health care coverage and these costs may be volatile. Payroll tax expense increased $1.5 million over 2012 to $26.6 million. Employee retirement plan costs totaled $18.1 million, up $1.4 million and pension expense was $2.1 million, down $1.3 million compared to the prior year.

Non-personnel operating expenses

Non-personnel expenses decreased $13.9 million or 4% compared to the prior year. Net losses and operating expense related to repossessed assets decreased $15.4 million compared to the prior year. Mortgage banking costs decreased $13.2 million due primarily to lower provision for potential losses related to repurchases of loans sold to U.S. government agencies that no longer qualify for sale accounting. Data processing and communications expense increased $7.2 million primarily related to increased transaction activity costs. All other non-personnel operating expenses were up $7.5 million.

Fourth Quarter 2013 Operating Expenses

Other operating expense for the fourth quarter of 2013 totaled $215.4 million, down $11.4 million compared to the fourth quarter of 2012.

Personnel expenses decreased $5.5 million compared to the fourth quarter of 2012. Regular compensation expense increased $7.2 million over the fourth quarter of 2012 as we continue to invest in higher-costing positions. Incentive compensation decreased $10.7 million compared to the fourth quarter of 2012. Employee benefit expense decreased $2.0 million compared to the fourth quarter of 2012 primarily due to a decrease in employee medical insurance claim expense.

Non-personnel expenses decreased $5.8 million compared to the fourth quarter of 2012 due primarily to decreased net losses and operating expenses of repossessed assets and lower mortgage banking costs, partially offset by increased data processing and communications expense and increased net occupancy costs.

2012 Operating Expenses

Other operating expense totaled $840.4 million for 2012, an increase of $61.1 million over 2011.

Personnel expense increased $61.0 million. Regular compensation expense totaled $262.7 million, up $14.8 million primarily due to an increase in staffing levels in 2012 and standard annual merit increases. Incentive compensation expense increased $36.1 million. Cash-based incentive compensation increased $19.5 million. Compensation expense for equity awards decreased $327 thousand and compensation expense for liability awards increased $16.9 million, primarily due to accruals for the 2011 True-Up Plan. Employee benefit expense increased $10.1 million primarily due to increased employee medical costs.

Non-personnel expense for 2012 were largely unchanged compared to 2011. Net losses and operating expenses of repossessed assets decreased $3.2 million due primarily to a decrease in net losses from sales and write-downs of repossessed property based on our quarterly review of carrying values. Discretionary contributions to the BOKF Foundation were $2.1 million for 2012, compared to $4.0 million for 2011. Mortgage banking costs increased $6.7 million primarily due to increased actual prepayment of mortgage loans serviced for others. Other expense decreased $10.7 million as 2011 included accruals for overdraft fee litigation which was settled in 2012. Professional fees and services costs were up $5.2 million primarily due to increased expense related to product consulting fees and business growth. All other non-personnel operating expenses were up $3.9 million.
Income Taxes

Income tax expense was $157.3 million or 33% of book taxable income for 2013, $188.7 million or 35% of book taxable income for 2012 and $158.5 million or 35% of book taxable income for 2011. Tax expense currently payable totaled $140 million in 2013, $179 million in 2012 and $154 million in 2011.

The statute of limitations expired on an uncertain tax position and the Company adjusted its current income tax liability to amounts on filed tax returns for 2012 in 2013, 2011 in 2012 and 2010 in 2011. Excluding these adjustments income tax expense would have been $159 million or 33% for 2013, $190 million or 35% of book taxable income for 2012 and $160 million or 35% of book taxable income for 2011.

Net deferred tax assets totaled $96 million at December 31, 2013 and $3.0 million at December 31, 2012. The increase was due primarily to the tax effect of unrealized losses on available for sale securities. We have evaluated the recoverability of our deferred tax assets based on taxes previously paid in net loss carry-back periods and other factors and determined that no valuation allowance was required.

The allowance for uncertain tax positions totaled $12 million at December 31, 2013 and December 31, 2012. BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.

Income tax expense was $35.3 million or 32% of book taxable income for the fourth quarter of 2013 compared to $44.3 million or 35% of book taxable income for the fourth quarter of 2012.

Table 8 – Selected Quarterly Financial Data
(In thousands, except per share data)

	2013
	First	Second	Third	Fourth
Interest revenue	$190,046	$186,777	$185,428	$183,120
Interest expense	18,594	17,885	17,539	16,876
Net interest revenue	171,452	168,892	167,889	166,244
Provision for credit losses	(8,000)	—	(8,500)	(11,400)
Net interest revenue after provision for credit losses	179,452	168,892	176,389	177,644

Fees and commissions revenue	157,064	159,173	145,235	142,372
Gain (loss) on financial instruments and other assets, net	1,210	(9,596)	52	(1,450)
Change in fair value of mortgage servicing rights	2,658	14,315	(346)	6,093
Other-than-temporary impairment losses	(247)	(552)	(1,509)	—
Other operating revenue	160,685	163,340	143,432	147,015

Personnel expense	125,654	128,110	125,799	125,662
Net losses and expenses of repossessed assets	1,246	282	2,014	1,618
Other non-personnel expense	77,082	82,529	82,485	88,139
Total other operating expense	203,982	210,921	210,298	215,419

Income before taxes	136,155	121,311	109,523	109,240
Federal and state income tax	47,096	41,423	33,461	35,318
Net income	89,059	79,888	76,062	73,922
Net income (loss) attributable to non-controlling interest	1,095	(43)	324	946
Net income attributable to shareholders of BOK Financial Corp.	$87,964	$79,931	$75,738	$72,976

Earnings per share:
Basic	$1.28	$1.16	$1.10	$1.06
Diluted	$1.28	$1.16	$1.10	$1.06

Average shares:
Basic	67,815	67,994	68,049	68,095
Diluted	68,040	68,212	68,273	68,294

Table 8 – Selected Quarterly Financial Data (continued)
(In thousands, except per share data)

	2012
	First	Second	Third	Fourth
Interest revenue	$199,058	$203,808	$196,799	$195,206
Interest expense	24,639	21,694	20,044	20,945
Net interest revenue	174,419	182,114	176,755	174,261
Provision for credit losses	—	(8,000)	—	(14,000)
Net interest revenue after provision for credit losses	174,419	190,114	176,755	188,261

Fees and commissions revenue	143,720	154,997	165,246	164,915
Gain (loss) on financial instruments and other assets, net	(3,568)	31,367	15,075	(1,515)
Change in fair value of mortgage servicing rights	7,127	(11,450)	(9,576)	4,689
Other-than-temporary impairment losses	(3,722)	(858)	(1,104)	(1,667)
Other operating revenue	143,557	174,056	169,641	166,422

Personnel expense	114,769	122,297	122,775	131,192
Net losses and expenses of repossessed assets	2,245	5,912	5,706	6,665
Other non-personnel expense	72,250	83,352	84,283	88,917
Total other operating expense	189,264	211,561	212,764	226,774

Income before taxes	128,712	152,609	133,632	127,909
Federal and state income tax	45,520	53,149	45,778	44,293
Net income	$83,192	$99,460	$87,854	$83,616
Net income (loss) attributable to non-controlling interest	(422)	1,833	471	1,051
Net income attributable to shareholders of BOK Financial Corp.	$83,614	$97,627	87,383	82,565

Earnings per share:
Basic	$1.22	$1.43	$1.28	$1.21
Diluted	$1.22	$1.43	$1.27	$1.21

Average shares:
Basic	67,665	67,473	67,967	67,623
Diluted	67,942	67,745	68,335	67,915

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

As shown in Table 9, net income attributable to our lines of business decreased $7.8 million or 3% compared to the prior year. The decrease in net income attributed to our lines of business was due primarily to a $46.9 million decrease in mortgage banking revenue and a $17.3 million increase in personnel expense, partially offset by a $19.9 million decrease in net loans charged off, a $13.2 million decrease in mortgage banking costs and a $12.6 million decrease in net losses and operating expenses of repossessed assets. The decrease in net income provided by Funds Management and other was largely due to lower net interest revenue on our securities portfolio partially offset by a net decrease in our allowance for loan losses.

Table 9 – Net Income by Line of Business
(In thousands)

	Year Ended
	2013	2012	2011
Commercial Banking	$158,088	$145,064	$127,388
Consumer Banking	64,245	77,766	36,810
Wealth Management	12,534	19,878	15,620
Subtotal	234,867	242,708	179,818
Funds Management and other	81,742	108,483	106,057
Total	$316,609	$351,191	$285,875

Commercial Banking

Commercial Banking contributed $158.1 million to consolidated net income in 2013, up $13.0 million or 9% over the prior year. Net interest revenue grew by $3.5 million as the balance of average commercial loans increased $590 million or 6%. Net loans charged off were down $14.3 million compared to 2012. Other operating revenue was largely unchanged compared to the prior year. Other operating revenue for 2012 included a $14.2 million gain on the sale of $26 million of common stock received in 2009 in partial satisfaction of a defaulted commercial loan. Fees and commission revenue increased $12.3 million over the prior year primarily due to growth in transaction card revenues. Other operating expense decreased $2.7 million or 1% compared to 2012. Personnel expenses increased $4.6 million, non-personnel expenses increased $4.1 million or 5% and corporate expense allocations decreased $1.1 million.

Table 10 – Commercial Banking
(Dollars in thousands)

	Year Ended
	2013	2012	2011
Net interest revenue from external sources	$364,604	$367,533	342,853
Net interest expense from internal sources	(37,025)	(43,438)	(30,689)
Total net interest revenue	327,579	324,095	312,164
Net loans charged off (recovered)	(3,468)	10,852	20,760
Net interest revenue after net loans charged off	331,047	313,243	291,404

Fees and commissions revenue	168,992	156,724	146,771
Gain (loss) on financial instruments and other assets, net	2,908	14,407	774
Other operating revenue	171,900	171,131	147,545

Personnel expense	107,342	102,757	95,801
Net losses and expenses of repossessed assets	5,619	15,898	16,692
Other non-personnel expense	80,916	76,865	74,610
Corporate allocations	50,334	51,434	43,355
Total other operating expense	244,211	246,954	230,458

Income before taxes	258,736	237,420	208,491
Federal and state income tax	100,648	92,356	81,103

Net income	$158,088	$145,064	$127,388

Average assets	$10,483,706	$10,147,805	$9,383,530
Average loans	9,680,274	9,090,009	8,289,299
Average deposits	9,185,473	8,553,014	7,757,808
Average invested capital	906,716	882,037	884,171
Return on average assets	1.51%	1.43%	1.36%
Return on invested capital	17.44%	16.45%	14.41%
Efficiency ratio	49.18%	51.36%	50.22%
Net charge-offs (recoveries) to average loans	(0.04)%	0.12%	0.25%

Net interest revenue increased $3.5 million or 1% over 2012. Growth in net interest revenue was due to a $590 million increase in average loan balances, partially offset by decreased loan yields. Lower yields on deposits sold to our Funds Management unit was partially offset by a $632 million increase in average deposit balances.

Fees and commissions revenue increased $12.3 million or 8% over 2012. Transaction card revenue increased $8.0 million or 9% due to increased customer transaction volume. Commercial deposit service charges and fees increased $1.8 million or 4% over the prior year primarily related to a decrease in the average earnings credit to better align with market interest rates. The average earnings credit is a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances.

Operating expenses decreased $2.7 million or 1% over 2012. Net losses and operating expenses on repossessed assets decreased $10.3 million compared to the prior year. Personnel costs increased $4.6 million or 4% primarily due to increased regular compensation expense related to standard annual merit increases and increased headcount. Other non-personnel expenses increased $4.1 million primarily due to higher data processing expenses related to increased transaction card activity. Corporate expense allocations decreased $1.1 million compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking increased $590 million to $9.7 billion for 2013. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment. Commercial Banking experienced a net recovery of $3.5 million for 2013 compared to net charge-offs of $10.9 million or 0.12% of average loans attributed to this line of business for 2012. Net charge-offs for 2012 included the return of a $7.1 million loan settlement received in 2008 as discussed in greater detail in in Management's Discussion & Analysis of Financial Condition – Summary of Loan Loss Experience following.

Average deposits attributed to Commercial Banking were $9.2 billion for 2013, an increase of $632 million or 7% over 2012. Average demand deposits and interest-bearing transaction account balances grew, partially offset by a decrease in time deposits. Average balances attributed to our commercial & industrial loan customers increased $191 million or 7% and average balances attributed to our energy customers increased $164 million or 13%. Average balance attributed to our healthcare customers grew $104 million or 28% over the prior year. Small business banking customer average balances increased $84.3 million or 5%. Average balances held by treasury services customers were up $80 million or 5% over the prior year. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Consumer Banking

Consumer banking services are provided through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer banking also conducts mortgage banking activities through offices located outside of our consumer banking markets and through correspondent loan originators.

Consumer banking contributed $64.2 million to consolidated net income for 2013, down $13.5 million compared to the prior year, primarily due to a decrease in mortgage banking revenue. Revenue from mortgage loan production decreased $49.2 million compared to the prior year, primarily due to lower gain on sale margins and a slow down in mortgage refinancing activity. Changes in the fair value of our mortgage servicing rights, net of economic hedge, increased net income attributed to Consumer Banking by $1.3 million in 2013 and decreased net income attributed to Consumer Banking by $795 thousand in 2012.

Table 11 – Consumer Banking
(Dollars in thousands)

	Year Ended
	2013	2012	2011
Net interest revenue from external sources	$99,509	$101,029	$102,854
Net interest revenue from internal sources	20,290	21,305	27,416
Total net interest revenue	119,799	122,334	130,270
Net loans charged off	4,628	9,198	13,598
Net interest revenue after net loans charged off	115,171	113,136	116,672

Fees and commissions revenue	220,731	266,566	197,271
Gain (loss) on financial instruments and other assets, net	(26,623)	5,552	26,051
Change in fair value of mortgage servicing rights	22,720	(9,210)	(40,447)
Other operating revenue	216,828	262,908	182,875

Personnel expense	91,962	93,409	88,993
Net losses (gains) and expenses of repossessed assets	(815)	1,405	3,044
Other non-personnel expense	94,382	108,661	94,394
Corporate allocations	41,323	45,292	52,871
Total other operating expense	226,852	248,767	239,302

Income before taxes	105,147	127,277	60,245
Federal and state income tax	40,902	49,511	23,435

Net income	$64,245	$77,766	$36,810

Average assets	$5,669,580	$5,726,564	$5,937,584
Average loans	2,349,772	2,386,865	2,373,432
Average deposits	5,612,492	5,598,063	5,741,718
Average invested capital	293,736	289,665	273,905
Return on average assets	1.13%	1.36%	0.62%
Return on invested capital	21.87%	26.85%	13.44%
Efficiency ratio	66.62%	63.97%	73.06%
Net charge-offs to average loans	0.20%	0.39%	0.57%
Residential mortgage loans funded for sale	$4,081,390	$3,708,350	$2,293,834

	December 31, 2013	December 31, 2012	December 31, 2011
Banking locations	206	217	212
Residential mortgage loans servicing portfolio[1]	$14,818,016	$13,091,482	$12,356,917

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from consumer banking activities decreased $2.5 million compared to 2012. Net interest earned on residential mortgage-backed securities held as an economic hedge of mortgage servicing rights decreased by $3.9 million due to a $160 million decrease in the average balance of this portfolio and lower average yields. Net interest revenue related to the consumer loan portfolio decreased compared to the prior year as the average loan balance decreased $37 million or 2%. The average balance of residential mortgage loans increased over the prior year. Other consumer loans also increased, offset by decreased balances of indirect automobile loans due to pay-downs. The Company previously disclosed its decision to exit the indirect automobile loan business in the first quarter of 2009. Net interest earned on deposits sold to our Funds Management unit decreased $1.0 million primarily due to lower yields on funds invested.

Net loans charged off by the Consumer Banking unit decreased $4.6 million compared to 2012 to $4.6 million or 0.20% of average loans. Net consumer banking charge-offs also includes indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Fees and commissions revenue decreased $45.8 million or 17% compared to the prior year. Mortgage banking revenue was down $46.9 million or 27% compared to the prior year. Growth in residential mortgage loan origination volume was offset by overall lower gains on loans sold and a change in the mix toward lower margin loans.

Operating expenses decreased $21.9 million or 9% compared to 2012. Personnel expenses decreased $1.4 million or 2% primarily due to decreased headcount. Non-personnel expense decreased $14.3 million or 13% primarily due to a $13.2 million decrease in mortgage banking expenses related to decreased provision for losses from repurchases of residential mortgage loans sold to U.S. government agencies that no longer qualify for sale accounting. Corporate expense allocations decreased $4.0 million compared to the prior year. Net losses and operating expenses of repossessed assets were down $2.2 million compared to the prior year.

Average consumer deposit balances were largely unchanged compared to the prior year. Higher costing time deposit balances decreased $184 million or 10%. Average interest-bearing transaction accounts increased $131 million or 5%, average savings account balances were up $43 million or 18% and average demand deposit balances increased $25 million or 4%.

Our Consumer Banking division originates, markets and services conventional and government-sponsored residential mortgage loans for all of our geographical markets. We funded $4.3 billion of residential mortgage loans in 2013 compared to $4.0 billion in 2012. Mortgage loan fundings included $4.1 billion of mortgage loans funded for sale in the secondary market and $194 million funded for retention within the consolidated group. Approximately 24% of our mortgage loans funded were in the Oklahoma market, 14% in the Texas market, 11% in the New Mexico market and 11% in the Colorado market. In addition, 29% of our mortgage loan fundings came from correspondent lenders.

At December 31, 2013, the Consumer Banking division serviced $13.7 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group. Approximately 93% of the mortgage loans serviced by the Consumer Banking division were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $80 million or 0.58% of loans serviced for others at December 31, 2013 compared to $84 million or 0.70% of loans serviced for others at December 31, 2012. Mortgage servicing revenue, including revenue on loans serviced for the consolidated group, increased $2.3 million or 5% over the prior year to $44.9 million.

Wealth Management

Wealth Management contributed $12.5 million to consolidated net income in 2013, down $7.3 million or 37% compared to the prior year. Revenue in 2013 was reduced $8.7 million ($5.3 million after tax) from changes in the fair value of our trading securities inventory due to sharp increases in interest rates. The following discussion excludes these inventory adjustment charges.

Net interest revenue decreased $3.6 million or 7% primarily due to decreased loan yields. Fees and commissions revenue increased $22.2 million or 11% primarily due to growth in trust fees. Other operating expense increased $23.2 million or 11% primarily due to increased regular and incentive compensation expenses.

Table 12 – Wealth Management
(Dollars in thousands)

	Year Ended
	2013	2012	2011
Net interest revenue from external sources	$25,478	$27,647	$30,859
Net interest revenue from internal sources	20,061	21,456	16,540
Total net interest revenue	45,539	49,103	47,399
Net loans charged off	1,275	2,284	2,960
Net interest revenue after net loans charged off	44,264	46,819	44,439

Fees and commissions revenue	212,878	199,406	171,276
Gain on financial instruments and other assets, net	912	601	551
Other operating revenue	213,790	200,007	171,827

Personnel expense	160,520	146,337	126,909
Net losses and expenses of repossessed assets	—	54	33
Other non-personnel expense	37,370	31,032	28,762
Corporate allocations	39,650	36,870	34,998
Other operating expense	237,540	214,293	190,702

Income before taxes	20,514	32,533	25,564
Federal and state income tax	7,980	12,655	9,944

Net income	$12,534	$19,878	$15,620

Average assets	$4,556,132	$4,357,641	$4,073,623
Average loans	932,229	927,277	1,011,319
Average deposits	4,385,553	4,281,423	3,976,183
Average invested capital	203,914	184,707	174,877
Return on average assets	0.28%	0.46%	0.38%
Return on invested capital	6.15%	10.76%	8.93%
Efficiency ratio	91.92%	86.23%	87.21%
Net charge-offs to average loans	0.14%	0.25%	0.29%

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

A summary of assets under management or in custody follows in Table 13.

Table 13 – Assets Under Management or In Custody
(Dollars in thousands)

	December 31, 2013	December 31, 2012	December 31, 2011
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$12,752,460	$10,981,353	$9,916,322
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	1,728,426	1,659,822	221,465
Non-managed fiduciary assets in custody	15,656,206	13,187,863	12,684,026
Total fiduciary assets	30,137,092	25,829,038	22,821,813
Assets held in safekeeping	22,087,207	20,994,011	18,948,739
Brokerage accounts under BOKF administration	4,882,930	4,402,992	3,635,300
Assets under management or in custody	$57,107,229	$51,226,041	$45,405,852

Net interest revenue decreased $3.6 million or 7% compared to the prior year. Growth in average assets was largely due to funds sold to the Funds Management unit. Average deposit balances increased $104 million or 2%. Average interest-bearing transaction balances were up $151 million or 5%. Non-interest-bearing demand deposits were largely unchanged compared to the prior year. Higher costing time deposit average balances decreased $49 million. Average loan balances increased $5.0 million.

Trust fees and commissions increased $16.1 million or 20%. The Company acquired The Milestone Group, a Denver based investment adviser to high net worth clients, in the third quarter of 2012, resulting in a $7.0 million increase in revenue over 2012. The remaining increase was due to the increase in fair value of fiduciary assets during 2013. Brokerage and trading revenue increased $6.9 million or 6% primarily due to securities and derivative contracts sold to our mortgage banking customers. Retail brokerage fees and investment banking fees both grew over the prior year.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In 2013, the Wealth Management division participated in 456 underwritings that totaled $6.8 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $2.8 billion of these underwritings. In 2012, the Wealth Management division participated in 445 underwritings that totaled approximately $6.8 billion. Our interest in these underwritings totaled approximately $2.3 billion.

Operating expenses increased $23.2 million or 11% over the prior year. Personnel expenses increased $14.2 million or 10% due to expansion of the Wealth Management division during the year. Regular compensation costs increased $8.3 million primarily due to increased headcount and annual merit increases. Incentive compensation increased $3.5 million over the prior year. Non-personnel expenses increased $6.3 million or 20%, including $2.2 million related to a full year of expenses for The Milestone Group. Approximately $1.2 million of increased expenses related to Milestone are from the amortization of acquired intangible assets. Corporate expense allocations were up $2.8 million or 8% due primarily to expansion of the Wealth Management business line and increased customer transaction activity.

Geographical Market Distribution

The Company secondarily evaluates performance by primary geographical market. Loans are generally attributed to geographical markets based on the location where the loans are managed. Brokered deposits and other wholesale funds are not attributed to a geographical market. Funds Management and other also includes insignificant results of operations in locations outside our primary geographic regions. Mortgage origination and marketing revenue is attributed to the geography where the mortgage was originated. Mortgage origination and marketing revenue related to correspondent banking is attributed to Oklahoma. All interest revenue on mortgage loans retained by BOKF and servicing revenue for mortgage loans sold in the secondary market and serviced for others is also attributed to Oklahoma.

Table 14 – Net Income (Loss) by Geographic Region
(In thousands)

	Year Ended
	2013	2012	2011
Bank of Oklahoma	$113,165	$125,941	$108,007
Bank of Texas	51,853	49,021	41,683
Bank of Albuquerque	19,937	22,748	14,167
Bank of Arkansas	7,615	12,719	5,971
Colorado State Bank & Trust	21,742	18,306	10,223
Bank of Arizona	4,592	(1,116)	(8,342)
Bank of Kansas City	7,052	10,005	5,544
Subtotal	225,956	237,624	177,253
Funds Management and other	90,653	113,567	108,622
Total	$316,609	$351,191	$285,875

Bank of Oklahoma

Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. Oklahoma is a significant market to the Company, including 45% of our average loans are managed in Oklahoma, 53% of our average deposits and 36% of our consolidated net income for 2013. In addition, all of our mortgage servicing activity, TransFund EFT network and 62% of our fiduciary assets are attributed to the Oklahoma market.

Net income generated by the Bank of Oklahoma in 2013 decreased $12.8 million or 10% compared to 2012. Net interest revenue decreased $17.0 million or 7%. Bank of Oklahoma had a net recovery of $1.8 million for 2013, compared to net loans charged off of $15.5 million or 0.27% of average loans for 2012. Fees and commissions revenue decreased $20.0 million or 6% primarily due to a decrease in mortgage banking revenue. Other operating expenses were down $13.5 million or 4%. Changes in fair value of our mortgage servicing rights, net of economic hedge, increased net income by $1.3 million in 2013 and decreased net income by $795 thousand in 2012.

Table 15 – Bank of Oklahoma
(Dollars in thousands)

	Year Ended
	2013	2012	2011
Net interest revenue	$223,908	$240,892	$248,079
Net loans charged off (recovered)	(1,792)	15,451	19,796
Net interest revenue after net loans charged off (recovered)	225,700	225,441	228,283

Fees and commissions revenue	305,612	325,610	320,519
Gain (loss) on financial instruments and other assets, net	(23,189)	23,425	27,446
Change in fair value of mortgage servicing rights	22,720	(9,210)	(40,447)
Other operating revenue	305,143	339,825	307,518

Personnel expense	160,299	153,021	164,919
Net losses and expenses of repossessed assets	19	5,696	4,656
Other non-personnel expense	159,285	164,917	147,231
Corporate allocations	26,028	35,510	42,224
Total other operating expense	345,631	359,144	359,030

Income before taxes	185,212	206,122	176,771
Federal and state income tax	72,047	80,181	68,764

Net income	$113,165	$125,941	$108,007

Average assets	$11,317,424	$11,544,877	$10,929,242
Average loans	5,537,533	5,717,222	5,553,801
Average deposits	10,501,209	10,394,385	9,820,286
Average invested capital	550,677	549,934	541,153
Return on average assets	1.00%	1.09%	0.99%
Return on invested capital	20.55%	22.90%	19.96%
Efficiency ratio	65.27%	63.40%	63.14%
Net charge-offs to average loans	(0.03)%	0.27%	0.36%
Residential mortgage loans funded for sale	$2,220,741	$1,671,776	$1,105,800

Net interest revenue decreased $17.0 million or 7% compared to the prior year. Decreased yield on loans and residential mortgage-backed securities held as an economic hedge of mortgage servicing rights was partially offset by lower funding costs. Average loan balances were down $180 million or 3% compared to last year and average securities balances decreased $160 million compared to 2012. The favorable net interest impact of the $107 million decrease in average deposit balances was offset by lower yields on funds sold to the Funds Management unit.

Fees and commissions revenue decreased $20.0 million or 6% compared to 2012. Mortgage banking revenue was down $24.8 million over last year primarily due to lower gains on sales of residential mortgage loans in the secondary market, partially offset by increased mortgage loan originations. Transaction card revenue was up $5.8 million on increased transaction activity and trust fees and commissions grew by $3.5 million. Deposit service charges and fees were down $3.8 million and brokerage and trading revenue decreased $3.4 million.

Other operating expenses were down $13.5 million or 4% compared to the prior year. Personnel expenses were up $7.3 million or 5% over 2012 primarily due to increased regular compensation expense due to a modest increase in headcount and annual merit increases, partially offset by lower incentive compensation expense compared to the prior year. Non-personnel expenses were down $5.6 million or 3%. Mortgage banking expenses were down $12.0 million compared to the prior year due to lower provision for credit losses on residential mortgage loans repurchased from GNMA pools because they no longer qualify for sales accounting. This decrease was partially offset by increased data processing and communications and other expenses. Corporate expense allocations were down $9.5 million compared to the prior year. Increased loan and deposit activity outside of Oklahoma increased the corporate expense allocation to these other geographies. Net losses and operating expenses of repossessed assets were down $5.7 million over 2012 primarily due to decreased write-downs related to regularly scheduled appraisal updates.

Bank of Oklahoma had a net recovery of $1.8 million for 2013, compared to net loans charged off of $15.5 million or 0.27% of average loans for 2012. Net charge-offs for 2012 included the return of $7.1 million received from the City of Tulsa in 2008 to settle claims related to a defaulted loan. The settlement agreement between BOK Financial and the City of Tulsa was invalidated by the Oklahoma Supreme Court in 2011 as discussed further in Note 14 to the Consolidated Financial Statements. Excluding this item, net charge-offs were $8.4 million or 0.15% of average loans for 2012.

As noted in Table 16 following, the period end balance of loans managed by the Bank of Oklahoma decreased $158 million or 3% compared to the prior year. Commercial loan balances were down $188 million primarily due to a decrease energy and wholesale/retail loans, partially offset by growth in services, manufacturing and healthcare loans. Commercial real estate loans grew by $21 million or 4%. Growth in multifamily residential, loans secured by retail facilities and loans secured by office buildings were partially offset by a decrease in other commercial real estate loans and construction and land development loans. Residential mortgage loans were up $36 million or 2% over the prior year. Growth in first-lien fully amortizing home equity loans and permanent mortgage loans guaranteed by U.S. government agencies was offset by a decrease in non-guaranteed permanent mortgage loans. Consumer loans were down $28 million or 13% compared to the prior year. Both indirect automobile loans and other consumer loans decreased compared to December 31, 2012

Average deposits attributed to the Bank of Oklahoma decreased $107 million or 1% compared to 2012. Commercial Banking deposit balances increased $147 million or 3% over the prior year. Deposits related to treasury services customers and energy customers increased over the prior year, partially offset by decreased average balances related to commercial and industrial customers. Consumer deposits also increased $49 million or 2%. Wealth Management deposits decreased $90 million or 4%, primarily due to a decrease in average trust deposit balances.

Table 16 – Loans Managed by Primary Geographical Market
(In thousands)

	December 31,
	2013	2012	2011	2010	2009
Bank of Oklahoma:
Commercial	$2,902,140	$3,089,686	$2,826,649	$2,693,232	$2,728,763
Commercial real estate	602,010	580,694	607,030	703,041	822,586
Residential mortgage	1,524,212	1,488,486	1,411,560	1,227,184	1,383,642
Consumer	192,283	220,096	235,909	327,599	449,371
Total Bank of Oklahoma	5,220,645	5,378,962	5,081,148	4,951,056	5,384,362

Bank of Texas:
Commercial	3,052,274	2,726,925	2,249,888	1,943,666	2,022,324
Commercial real estate	816,574	771,796	830,642	701,993	734,072
Residential mortgage	260,544	275,408	268,053	300,916	271,910
Consumer	131,297	116,252	126,570	145,699	169,396
Total Bank of Texas	4,260,689	3,890,381	3,475,153	3,092,274	3,197,702

Bank of Albuquerque:
Commercial	342,336	265,830	258,668	284,394	342,689
Commercial real estate	308,829	326,135	303,500	308,605	304,903
Residential mortgage	133,900	130,337	104,695	94,010	74,703
Consumer	13,842	15,456	19,369	19,620	17,799
Total Bank of Albuquerque	798,907	737,758	686,232	706,629	740,094

Bank of Arkansas:
Commercial	81,556	62,049	76,199	83,297	103,061
Commercial real estate	78,264	90,821	136,170	118,662	132,828
Residential mortgage	7,922	13,046	15,772	15,614	9,503
Consumer	8,023	15,421	35,911	72,869	124,118
Total Bank of Arkansas	175,765	181,337	264,052	290,442	369,510

Colorado State Bank & Trust:
Commercial	735,626	776,610	544,020	436,094	510,019
Commercial real estate	190,355	173,327	156,013	196,728	241,699
Residential mortgage	62,821	59,363	64,627	75,266	27,980
Consumer	22,686	19,333	21,598	21,276	17,566
Total Colorado State Bank & Trust	1,011,488	1,028,633	786,258	729,364	797,264

Bank of Arizona:
Commercial	417,702	313,296	271,914	215,973	202,599
Commercial real estate	257,477	201,760	198,160	206,948	234,039
Residential mortgage	47,111	57,803	89,315	97,576	48,708
Consumer	7,887	4,686	5,633	5,604	4,657
Total Bank of Arizona	730,177	577,545	565,022	526,101	490,003

Bank of Kansas City:
Commercial	411,587	407,516	327,732	284,740	252,043
Commercial real estate	161,844	84,466	59,788	34,884	29,664
Residential mortgage	15,516	20,597	20,505	24,709	17,064
Consumer	5,646	4,261	3,853	2,837	1,992
Total Bank of Kansas City	594,593	516,840	411,878	347,170	300,763

Total BOK Financial loans	$12,792,264	$12,311,456	$11,269,743	$10,643,036	$11,279,698
Loans attributed to a geographical region may not always represent the location of the borrower or the collateral. All permanent residential mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are managed by the Bank of Oklahoma.

Bank of Texas

Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas. Texas is our second largest market with 34% of our average loans, 25% of our average deposits and 16% of our consolidated net income for 2013.

Net income for the Bank of Texas increased $2.8 million or 6%. Net interest revenue increased $7.9 million or 6% due primarily to a $423 million or 11% growth in loans and lower funding costs. Fees and commission revenue grew by $6.4 million or 7%. Other operating expense increased $12.5 million or 8% due primarily to higher personnel costs and increased corporate expense allocations related to growth in the Texas market.

Table 17 – Bank of Texas
(Dollars in thousands)

	Year Ended
	2013	2012	2011
Net interest revenue	$150,780	$142,893	$137,696
Net loans charged off	2,813	5,496	4,170
Net interest revenue after net loans charged off	147,967	137,397	133,526

Fees and commissions revenue	93,689	87,252	63,608
Gain on financial instruments and other assets, net	83	188	342
Other operating revenue	93,772	87,440	63,950

Personnel expense	86,311	81,278	69,051
Net losses and expenses of repossessed assets	3,134	3,240	1,570
Other non-personnel expense	25,484	25,228	23,609
Corporate allocations	45,789	38,495	38,116
Total other operating expense	160,718	148,241	132,346

Income before taxes	81,021	76,596	65,130
Federal and state income tax	29,168	27,575	23,447

Net income	$51,853	$49,021	$41,683

Average assets	$5,340,545	$5,109,687	$4,933,477
Average loans	4,255,583	3,832,395	3,417,235
Average deposits	4,876,067	4,602,272	4,368,967
Average invested capital	501,339	482,558	473,925
Return on average assets	0.97%	0.96%	0.84%
Return on invested capital	10.34%	10.16%	8.80%
Efficiency ratio	65.74%	64.41%	65.74%
Net charge-offs to average loans	0.07%	0.14%	0.12%
Residential mortgage loans funded for sale	$535,644	$500,769	$220,022

Net interest revenue increased $7.9 million or 6% over 2012 primarily due to growth of the loan portfolio and decreased deposit costs. Average outstanding loans increased by $423 million or 11% over the prior year. The benefit of a $274 million or 6% increase in deposits was offset by lower yield on funds invested by the Funds Management unit.

Fees and commissions revenue grew $6.4 million or 7% over 2012. Brokerage and trading revenue grew $5.5 million or 33% over the prior year. Trust fees and commissions was up $2.5 million or 18% and transaction card revenue was up $1.8 million or 23%. Deposit service charges and fees were largely unchanged compared to the prior year. Mortgage banking revenue decreased $3.3 million or 14% compared to the prior year.

Operating expenses increased $12.5 million or 8% over 2012. Personnel costs were up $5.0 million or 6% primarily due to increased headcount and incentive compensation expense. Non-personnel expenses increased $256 thousand or 1%. Corporate expense allocations increased $7.3 million or 19% on increased customer transaction activity and growth at Bank of Texas.

Net loans charged off totaled $2.8 million or 0.07% of average loans for 2013, compared to $5.5 million or 0.14% of average loans for 2012.

As noted in Table 16, period end loan balances managed by the Bank of Texas grew by $370 million or 10%, primarily due to growth in commercial loan balances. Commercial loans increased $325 million or 12% primarily related to growth in energy and wholesale/retail loans, partially offset by a decrease in service sector loans. Commercial real estate loans are up $45 million or 6%. Growth in loans secured by multifamily residential and retail facilities was partially offset by a decrease in loans secured by office buildings. Residential mortgage loans decreased $15 million offset by a $15 million increase in consumer loans.
Bank of Albuquerque

Net income attributable to the Bank of Albuquerque totaled $19.9 million or 6% of consolidated net income, a $2.8 million or 12% decrease compared to 2012 due primarily to decreased mortgage banking revenue.

Table 18 – Bank of Albuquerque
(Dollars in thousands)

	Year Ended
	2013	2012	2011
Net interest revenue	$35,977	$34,807	$33,959
Net loans charged off	5,514	1,136	2,103
Net interest revenue after net loans charged off	30,463	33,671	31,856

Other operating revenue – fees and commission	44,805	48,815	31,165

Personnel expense	20,003	20,388	13,704
Net losses (gains) and expenses of repossessed assets	(321)	165	2,018
Other non-personnel expense	8,473	8,239	8,779
Corporate allocations	14,483	16,463	15,333
Total other operating expense	42,638	45,255	39,834

Income before taxes	32,630	37,231	23,187
Federal and state income tax	12,693	14,483	9,020

Net income	$19,937	$22,748	$14,167

Average assets	$1,439,884	$1,391,606	$1,390,700
Average loans	772,524	715,095	707,723
Average deposits	1,313,568	1,267,487	1,242,964
Average invested capital	79,922	79,708	82,313
Return on average assets	1.38%	1.63%	1.02%
Return on invested capital	24.95%	28.54%	17.21%
Efficiency ratio	52.78%	54.12%	61.17%
Net charge-offs to average loans	0.71%	0.16%	0.30%
Residential mortgage loans funded for sale	$452,505	$549,249	$354,964

Net interest revenue increased $1.2 million or 3% over the prior year. Average loan balances were up $57 million or 8%. The benefit of this growth, was offset by decreased loan yields. Average deposit balances were up $46 million or 4% over the prior year. Decreased deposit costs were partially offset by a decrease in the yield on funds invested with the Funds Management unit. Net loans charged off totaled $5.5 million or 0.71% of average loans for 2013 compared to net loans charged off of $1.1 million or 0.16% of average loans for 2012.

Fees and commissions revenue decreased $4.0 million or 8% over the prior year primarily due to a $6.3 million decrease in mortgage banking revenue. Growth in trust fees and commissions was offset by a decrease in deposit service charges and fees. In addition, brokerage and trading revenue and transaction card revenue both increased over the prior year. Other operating expense decreased $2.6 million or 6%. Personnel expenses were down $385 thousand or 2%. Net losses and expenses of repossessed assets decreased $486 thousand to $321 thousand for 2013. Non-personnel expense increased $234 thousand and corporate expense allocations decreased $2.0 million.

As indicated in Table 16, period-end loans managed by the Bank of Albuquerque increased $61 million or 8%, primarily due to growth in commercial loan balances partially offset by a decrease in commercial real estate loan balances. Commercial loans increased $77 million or 29% primarily related to growth in services and healthcare sector loans, partially offset by a decrease in wholesale/retail sector loans. Commercial real estate loans decreased $17 million or 5% compared to the prior year. A decrease in loans secured by office buildings and retail facilities was partially offset by an increase in multifamily residential loans and other commercial real estate loans. Residential mortgage loans increased $3.6 million and other consumer loans decreased by $1.6 million.

Bank of Arkansas

Net income attributable to the Bank of Arkansas totaled $7.6 million for 2013 compared to $12.7 million for 2012. Net interest revenue decreased $4.2 million or 42% compared to 2012. Net interest revenue for 2012 included $2.9 million of foregone interest and fees collected on nonaccruing wholesale/retail sector loans during that year. Loans attributed to the Bank of Arkansas decreased $49 million compared to 2012 primarily due to the continued run-off of indirect automobile loans. Average deposits were up $12 million or 6% over the prior year primarily due to a $12 million or 8% increase in interest-bearing transaction deposits. Increased demand deposit balances were offset by a decrease in time deposit balances. The Bank of Arkansas experienced a net recovery of $290 thousand for 2013 compared to a net recovery of $1.4 million for 2012. In addition to foregone interest and fees, $2.0 million charged off in the second quarter of 2011 was recovered in 2012 related to the nonaccruing wholesale/retail loan.

Fees and commissions revenue was down $766 thousand or 2% over the prior year primarily due to decreased mortgage banking revenue. Other operating expenses were up $2.2 million or 6% primarily due to $1.0 million in net losses and operating expenses of repossessed assets. Personnel costs increased primarily due to incentive compensation costs related to trading activity and corporate expense allocations increased. Non-personnel expenses decreased compared to the prior year.

Table 19 – Bank of Arkansas
(Dollars in thousands)

	Year Ended
	2013	2012	2011
Net interest revenue	$5,692	$9,892	$8,213
Net loans charged off (recovered)	(290)	(1,443)	2,797
Net interest revenue after net loans charged off (recovered)	5,982	11,335	5,416

Other operating revenue – fees and commissions	48,914	49,680	37,611

Personnel expense	24,628	23,963	17,641
Net losses and expenses of repossessed assets	1,289	254	548
Other non-personnel expense	4,508	4,805	4,565
Corporate allocations	12,008	11,176	10,501
Total other operating expense	42,433	40,198	33,255

Income before taxes	12,463	20,817	9,772
Federal and state income tax	4,848	8,098	3,801

Net income	$7,615	$12,719	$5,971

Average assets	$276,309	$233,244	$291,564
Average loans	172,611	221,906	273,382
Average deposits	220,111	208,096	210,083
Average invested capital	18,284	19,716	23,563
Return on average assets	2.76%	5.45%	2.05%
Return on invested capital	41.65%	64.51%	25.34%
Efficiency ratio	77.71%	67.48%	72.57%
Net charge-offs (recoveries) to average loans	(0.17)%	(0.65)%	1.02%
Residential mortgage loans funded for sale	$108,205	$111,049	$72,293

As noted in Table 16, the period end balance of loans managed by the Bank of Arkansas decreased $5.6 million or 3%. Commercial loan growth was offset by a decrease in commercial real estate, residential mortgage and consumer loan balances. Commercial loans increased $20 million or 31% primarily related to growth in other commercial and and industrial loans and wholesale/retail sector loans. Commercial real estate loans decreased $13 million or 14%. Residential mortgage loans decreased $5.1 million and other consumer loans decreased by $7.4 million.

Colorado State Bank & Trust

Net income attributed to Colorado State Bank & Trust increased $3.4 million or 19% over 2012 to $21.7 million. Net interest revenue increased $3.0 million or 8% primarily due to increased average loan and deposit balances, partially offset by a decrease in deposit costs and yield on funds sold to the Funds Management unit. Average loans increased $115 million or 12%. Average deposits attributable to Colorado State Bank & Trust increased $17 million or 1%. Demand deposits grew by $33 million during 2013 primarily due to increased commercial account balances. Interest-bearing transaction deposit account balances increased $26 million or 5%. Higher costing time deposits decreased $46 million. Colorado State Bank & Trust had a net recovery of $4.6 million for 2013 compared to net loans charged off of $166 thousand or 0.02% of average loans for 2012.

Fees and commissions revenue was up $2.8 million over 2012. Trust fees and commission were up $8.1 million over 2012 primarily due to the acquisition of the Milestone Group in the third quarter of 2012. The Milestone Group is a Denver-based registered investment adviser which provides wealth management services to high net worth clients in Colorado and Nebraska. Mortgage banking revenues decreased $6.5 million compared to the prior year. Brokerage and trading and transaction card revenue both also grew over the prior year. Operating expenses were up $4.9 million or 10% over the prior year primarily due to the Milestone Group acquisition. Personnel expenses were up $4.2 million and non-personnel expenses increased $1.7 million, including $1.2 million of increased amortization of acquired intangible assets. Corporate expense allocations were largely unchanged compared to the prior year.

Table 20 – Colorado State Bank & Trust
(Dollars in thousands)

	Year Ended
	2013	2012	2011
Net interest revenue	$39,713	$36,708	$34,018
Net loans charged off (recovered)	(4,629)	166	2,235
Net interest revenue after net loans charged off (recovered)	44,342	36,542	31,783

Fees and commissions revenue	46,551	43,776	22,587
Gain (loss) on financial instruments and other assets, net	(6)	8	—
Other operating revenue	46,545	43,784	22,587

Personnel expense	31,113	26,895	18,388
Net losses and expenses of repossessed assets	(256)	510	401
Other non-personnel expense	8,833	7,163	5,815
Corporate allocations	15,613	15,798	13,035
Total other operating expense	55,303	50,366	37,639

Income before taxes	35,584	29,960	16,731
Federal and state income tax	13,842	11,654	6,508

Net income	$21,742	$18,306	$10,223

Average assets	$1,387,308	$1,345,619	$1,343,816
Average loans	1,039,682	924,700	782,583
Average deposits	1,346,953	1,330,179	1,273,794
Average invested capital	148,189	129,139	118,712
Return on average assets	1.57%	1.36%	0.76%
Return on invested capital	14.67%	14.18%	8.61%
Efficiency ratio	64.11%	62.58%	66.49%
Net charge-offs (recoveries) to average loans	(0.45)%	0.02%	0.29%
Residential mortgage loans funded for sale	$430,969	$497,543	$298,630

As noted in Table 16, the period end balance of loans managed by Colorado State Bank & Trust decreased $17 million or 2%. Commercial loans decreased $41 million or 5% primarily due to decreased energy and service loans, partially offset by growth in healthcare and integrated food services loans. Commercial real estate loans grew by $17 million or 10%. Growth in multifamily residential and loans secured by retail facilities and office buildings was partially offset by a decrease in construction and land development loans. Residential mortgage loans increased $3.5 million and other consumer loans increased by $3.4 million.

Bank of Arizona

Bank of Arizona had net income of $4.6 million for 2013 compared to a net loss of $1.1 million for 2012. The improvement was due primarily to growth in fee revenue, along with decreased net loans charged off and lower net losses and operating expenses of repossessed assets.

Net interest revenue increased $3.9 million or 23% over 2012. Average loan balances were up $104 million or 19% over the prior year. Net loans charged off decreased to $329 thousand or 0.05% of average loans for 2013, compared to $2.4 million or 0.43% for 2012. Average deposits were up $220 million or 64% over last year. Interest-bearing transaction account balances grew by $185 million or 105% and demand deposit balances were up $33 million or 25% both primarily due to growth in commercial deposits. Time deposits balances increased $2.0 million over the prior year.

Fees and commissions revenue was up $266 thousand or 3% over the prior year. Growth in trust fees and commissions and transaction card revenue was partially offset by a decrease in mortgage banking revenue. Other operating expense decreased $2.7 million or 10% compared to 2012. Personnel expense increased $1.7 million or 16% compared to the prior year. Net losses and operating expenses of repossessed assets decreased $6.5 million to $879 thousand for 2013. Non-personnel expenses increased $202 thousand or 6% over the prior year. Corporate overhead expense allocations were up $1.9 million or 38%.

Table 21 – Bank of Arizona
(Dollars in thousands)

	Year Ended
	2013	2012	2011
Net interest revenue	$21,106	$17,170	$16,237
Net loans charged off	329	2,420	7,168
Net interest revenue after net loans charged off	20,777	14,750	9,069

Fees and commissions revenue	10,416	10,150	5,495
Gain on financial instruments and other assets, net	310	—	349
Other operating revenue	10,726	10,150	5,844

Personnel expense	12,421	10,711	9,584
Net losses and expenses of repossessed assets	879	7,402	10,403
Other non-personnel expense	3,831	3,629	3,805
Corporate allocations	6,856	4,984	4,774
Total other operating expense	23,987	26,726	28,566

Income (loss) before taxes	7,516	(1,826)	(13,653)
Federal and state income tax	2,924	(710)	(5,311)

Net income (loss)	$4,592	$(1,116)	$(8,342)

Average assets	$705,005	$612,682	$641,340
Average loans	660,322	556,689	574,770
Average deposits	563,773	343,289	255,487
Average invested capital	64,829	60,907	65,025
Return on average assets	0.65%	(0.18)%	(1.30)%
Return on invested capital	7.08%	(1.83)%	(12.83)%
Efficiency ratio	76.10%	97.83%	131.45%
Net charge-offs to average loans	0.05%	0.43%	1.25%
Residential mortgage loans funded for sale	$122,320	$96,026	$97,699

As noted in Table 16, the period end balance of loans managed by the Bank of Arizona grew by $153 million or 26% over the prior year. Commercial loans increased $104 million or 33% primarily due to growth in healthcare and wholesale/retail sector loans. Commercial real estate loans grew by $56 million or 28% primarily due to growth in loans secured by office buildings, multifamily residential and loans secured by retail facilities. Residential mortgage loans decreased $11 million and other consumer loans increased by $3.2 million.

Bank of Kansas City

Net income attributed to the Bank of Kansas City decreased by $3.0 million or 30% compared to 2012 primarily due to decreased mortgage banking revenue.

Net interest revenue increased $2.5 million or 19%. Average loan balances grew by $88 million or 20%. Net charge-offs remained low, totaling $93 thousand or 0.02% of average loans for 2013 compared to $94 thousand or 0.02% of average loans for 2012. Average deposit balances were up $75 million or 26%. Demand deposit balances grew $114 million or 79% due primarily to commercial account balances, offset by a $34 million decrease in interest-bearing transaction account balances and a $5.3 million decrease in higher costing time deposit balances.

Fees and commissions revenue decreased $7.4 million or 19% compared to the prior year primarily due to a $5.1 million decrease in mortgage banking revenue and a $3.0 million decrease in brokerage and trading revenue. Other operating expenses were unchanged compared to the prior year. Personnel costs were down $424 thousand or 2% primarily due to decreased incentive compensation partially offset by increased regular compensation expense. Non-personnel expenses increased $1.3 million and corporate expense allocations decreased by $864 thousand.

Table 22 – Bank of Kansas City
(Dollars in thousands)

	Year Ended
	2013	2012	2011
Net interest revenue	$15,754	$13,212	$11,680
Net loans charged off	93	94	181
Net interest revenue after net loans charged off	15,661	13,118	11,499

Other operating revenue – fees and commission	31,621	38,995	23,137

Personnel expense	19,667	20,091	14,374
Net losses and expenses of repossessed assets	59	91	177
Other non-personnel expense	5,935	4,612	4,010
Corporate allocations	10,080	10,944	7,002
Total other operating expense	35,741	35,738	25,563

Income before taxes	11,541	16,375	9,073
Federal and state income tax	4,489	6,370	3,529

Net income	$7,052	$10,005	$5,544

Average assets	$541,187	$458,566	$376,689
Average loans	524,019	436,144	364,553
Average deposits	361,836	286,791	304,128
Average invested capital	39,951	33,675	27,752
Return on average assets	1.30%	2.18%	1.47%
Return on invested capital	17.65%	29.71%	19.98%
Efficiency ratio	75.44%	68.45%	73.42%
Net charge-offs to average loans	0.02%	0.02%	0.05%
Residential mortgage loans funded for sale	$211,006	$281,938	$144,426

As noted in Table 16, the period end balance of loans managed by the Bank of Kansas City grew by $78 million or 15% primarily due to growth in commercial real estate loan balances. Commercial loans were largely unchanged. Growth in service sector loans was offset by a decrease in integrated food services, other commercial and industrial and wholesale/retail sector loans. Commercial real estate loans grew by $77 million or 92% primarily due to growth in multifamily residential, other commercial real estate loans, loans secured by office buildings and industrial facilities. Residential mortgage loans decreased $5.1 million and other consumer loans increased by $1.4 million.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, support customer transactions, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of December 31, 2013, December 31, 2012 and December 31, 2011.

Table 23 – Securities
(In thousands)

	December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading:
U.S. Government agency obligations	$34,043	$34,120	$16,602	$16,545	$22,140	$22,203
U.S. agency residential mortgage-backed securities	20,888	21,011	85,914	86,361	12,320	12,379
Municipal and other tax-exempt securities	27,532	27,350	90,552	90,326	38,693	39,345
Other trading securities	9,142	9,135	20,883	20,870	2,864	2,873
Total trading securities	91,605	91,616	213,951	214,102	76,017	76,800

Investment:
Municipal and other tax-exempt	440,187	439,870	232,700	235,940	128,697	133,670
U.S. agency residential mortgage-backed securities – Other[1]	50,182	51,864	82,767	85,943	121,704	120,536
Other debt securities	187,509	195,393	184,067	206,575	188,835	208,451
Total investment securities	677,878	687,127	499,534	528,458	439,236	462,657

Available for sale:
U.S. Treasury	1,042	1,042	1,000	1,002	1,001	1,006
Municipal and other tax-exempt	73,232	73,775	84,892	87,142	66,435	68,837
Residential mortgage-backed securities:
U.S. agencies	7,720,189	7,716,010	9,650,650	9,889,821	9,297,389	9,588,177
Privately issue	214,181	221,099	322,902	325,163	503,068	419,166
Total residential mortgage-backed securities	7,934,370	7,937,109	9,973,552	10,214,984	9,800,457	10,007,343
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,100,146	2,055,804	890,746	895,075	—	—
Other debt securities	35,061	35,241	35,680	36,389	36,298	36,495
Perpetual preferred stocks	22,171	22,863	22,171	25,072	19,171	18,446
Equity securities and mutual funds	19,069	21,328	24,593	27,557	33,843	47,238
Total available for sale securities	10,185,091	10,147,162	11,032,634	11,287,221	9,957,205	10,179,365

Fair value option securities:
U.S. agency residential mortgage-backed securities	165,809	157,431	253,726	257,040	606,876	626,109
Corporate debt securities	—	—	25,077	26,486	25,099	25,117
Other securities	9,485	9,694	723	770	—	—
Total fair value option securities	$175,294	$167,125	$279,526	$284,296	$631,975	$651,226

[1]
Includes net realized gain of $1.8 million at December 31, 2013, $5.0 million at December 31, 2012 and $12 million at December 31, 2011 remaining in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets related to securities transferred from the available for sale securities portfolio to the investment portfolio in 2011. See Note 2 to the Consolidated Financial Statements for additional discussion.

In addition to the above, restricted equity securities include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). Restricted equity securities are carried at cost as theses securities do not have a readily determined fair value because ownership of these shares are restricted and lacks a market. Federal Reserve Bank stock totaled $34 million at December 31, 2013, $34 million at December 31, 2012 and $35 million at December 31, 2011. Holdings of FHLB stock totaled $51 million at December 31, 2013, $31 million at December 31, 2012 and $3.1 million at December 31, 2011.

At December 31, 2013, the carrying value of investment (held-to-maturity) securities was $678 million and the fair value was $687 million. Investment securities consist primarily of intermediate and long-term, fixed rate Oklahoma municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $83 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $10.2 billion at December 31, 2013, a decrease of $848 million compared to December 31, 2012. The decrease was primarily in short-duration U.S. government agency residential mortgage-backed securities, partially offset by an increase in U.S. government agency backed commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At December 31, 2013, residential mortgage-backed securities represented 78% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined investment and available for sale securities portfolios at December 31, 2013 was 3.3 years. Management estimates the combined portfolios' duration extends to 3.6 years assuming an immediate 200 basis point upward shock. The estimated combined portfolios' duration contracts to 3.2 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At December 31, 2013, approximately $7.7 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $7.7 billion at December 31, 2013.

We also hold amortized cost of $214 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions. The amortized cost of these securities decreased $109 million from December 31, 2012, primarily due to cash received and the sale of $46 million during the year. In addition, $938 thousand of other-than-temporary impairment losses were charged against earnings during 2013. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $221 million at December 31, 2013.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $110 million of Jumbo-A residential mortgage loans and $105 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage-backed securities held that were originated in 2007 and 2006. The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 10.2% and has been fully absorbed as of December 31, 2013. The Jumbo-A residential mortgage-backed securities had original credit enhancement of 9.7% and the current level is 3.8%. Approximately 80% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 33% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $158 million at December 31, 2013, an increase of $151 million from December 31, 2012. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. Other-than-temporary impairment charges of $2.3 million were recognized in earnings in 2013, including $938 thousand related to certain privately issued residential mortgage-backed securities that we do not intend to sell and $1.4 million related to the change in intent to sell certain municipal securities prior to recovery of their amortized cost. These securities were sold and the impairment was realized during the year.

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
Bank-Owned Life Insurance

We have approximately $285 million of bank-owned life insurance at December 31, 2013. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $253 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At December 31, 2013, the fair value of investments held in separate accounts was approximately $263 million. As the underlying fair value of the investments held in a separate account at December 31, 2013 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $32 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.8 billion at December 31, 2013, an increase of $481 million or 4% over December 31, 2012. Commercial loans grew by $301 million or 4% due largely to growth in healthcare, services and wholesale/retail sector loans. Commercial real estate loans increased $186 million or 8%. Growth in multifamily residential property and retail sector loans were partially offset by a decrease in construction and land development loans. Residential mortgage loans were largely unchanged compared to the prior year. Growth in first-lien, fully amortizing home equity loans and permanent residential mortgage loans guaranteed by U.S. government agencies was partially offset by a decrease in non-guaranteed permanent residential mortgage loans. Consumer loans decreased $14 million due primarily to the continued runoff of the indirect automobile loan portfolio resulting from the Company's previously disclosed decision to exit this business in the first quarter of 2009, partially offset by growth in other consumer loans.

Table 24 – Loans
(In thousands)

	December 31,
	2013	2012	2011	2010	2009
Commercial:
Energy	$2,351,760	$2,460,659	$2,005,041	$1,706,366	$1,911,392
Services	2,282,210	2,164,186	1,761,538	1,574,680	1,768,966
Wholesale/retail	1,201,364	1,106,439	967,426	981,047	919,998
Manufacturing	391,751	348,484	336,733	319,353	384,327
Healthcare	1,274,246	1,081,406	978,160	843,826	776,457
Integrated food services	150,494	191,106	204,311	203,741	160,148
Other commercial and industrial	291,396	289,632	301,861	312,383	240,210
Total commercial	7,943,221	7,641,912	6,555,070	5,941,396	6,161,498

Commercial real estate:
Residential construction and land development	206,258	253,093	342,054	451,720	655,116
Retail	586,047	522,786	509,402	420,038	423,155
Office	411,499	427,872	405,923	462,758	444,091
Multifamily	576,502	402,896	369,028	364,172	357,496
Industrial	243,877	245,994	278,186	178,032	126,006
Other real estate	391,170	376,358	386,710	394,141	493,927
Total commercial real estate	2,415,353	2,228,999	2,291,303	2,270,861	2,499,791

Residential mortgage:
Permanent mortgage	1,062,744	1,123,965	1,157,133	1,206,297	1,314,592
Permanent mortgages guaranteed by U.S. government agencies	181,598	160,444	184,973	72,385	28,633
Home equity	807,684	760,631	632,421	556,593	490,285
Total residential mortgage	2,052,026	2,045,040	1,974,527	1,835,275	1,833,510

Consumer:
Indirect automobile	6,513	34,735	105,149	239,188	454,508
Other consumer	375,151	360,770	343,694	356,316	330,391
Total consumer	381,664	395,505	448,843	595,504	784,899

Total	$12,792,264	$12,311,456	$11,269,743	$10,643,036	$11,279,698

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

Healthcare sector loans grew $193 million or 18% over December 31, 2012, service sector loans increased $118 million or 5% and wholesale/retail sector loans increased $95 million or 9%. Energy sector loans decreased $109 million or 4% compared to December 31, 2012.

Table 25 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location.

Table 25 – Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Other	Total
Energy	$473,280	$1,143,433	$57,741	$8,403	$286,959	$16,767	$88,443	$276,734	$2,351,760
Services	559,368	751,224	198,403	25,314	178,374	170,879	156,171	242,477	2,282,210
Wholesale/retail	317,809	516,712	21,824	64,585	47,115	52,827	56,703	123,789	1,201,364
Manufacturing	132,954	92,967	4,028	5,846	8,329	37,075	37,037	73,515	391,751
Healthcare	243,904	227,058	87,214	81,850	96,777	72,154	163,330	301,959	1,274,246
Integrated food services	36,851	6,288	—	—	29,144	—	17,039	61,172	150,494
Other commercial and industrial	88,945	92,967	14,490	11,739	2,683	4,379	23,891	52,302	291,396
Total commercial loans	$1,853,111	$2,830,649	$383,700	$197,737	$649,381	$354,081	$542,614	$1,131,948	$7,943,221

The majority of our commercial portfolio is located within our geographic footprint. The Other category includes two primary locations, Louisiana and California, which represent $196 million or 2.5% of the commercial portfolio and $150 million or 1.9% of the commercial portfolio, respectively at December 31, 2013. All other states individually represent less than one percent of total commercial loans.
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

Energy loans totaled $2.4 billion or 18% of total loans at December 31, 2013. Unfunded energy loan commitments increased by $161 million to $2.5 billion at December 31, 2013. Approximately $2.0 billion of energy loans were to oil and gas producers, down $181 million compared to December 31, 2012. Approximately 59% of the committed production loans are secured by properties primarily producing oil and 41% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers engaged in wholesale or retail energy sales increased $74 million to $203 million. Loans to borrowers that provide services to the energy industry increased $16 million during 2013 to $85 million. Loans to borrowers that manufacture equipment primarily for the energy industry decreased $24 million during 2013 to $25 million.

The services sector of the loan portfolio totaled $2.3 billion or 18% of total loans and consists of a large number of loans to a variety of businesses, including gaming, educational, public finance, insurance and community foundations. Approximately $1.1 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At December 31, 2013, the outstanding principal balance of these loans totaled $2.4 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 16% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes. The majority of commercial real estate loans are secured by properties within our geographic footprint, with the larger concentrations in Texas and Oklahoma, 33% and 19% respectively for the year ended December 31, 2013. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $2.4 billion or 19% of the loan portfolio at December 31, 2013. The outstanding balance of commercial real estate loans increased $186 million over 2012. Growth in multifamily residential properties and loans secured by retail facilities was partially offset by a decrease in construction and land development loans. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 22% over the past five years. The commercial real estate segment of our loan portfolio distributed by collateral location follows in Table 26.

 Table 26 – Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Other	Total
Residential construction and land development	$54,504	$45,642	$36,188	$3,808	$45,999	$6,185	$4,235	$9,697	$206,258
Retail	108,885	195,678	61,771	11,077	26,448	59,957	24,396	97,835	586,047
Office	84,447	170,903	40,727	6,418	23,169	37,433	12,560	35,842	411,499
Multifamily	87,818	210,648	42,343	24,585	56,422	38,089	46,320	70,277	576,502
Industrial	46,270	45,952	36,399	380	6,452	9,305	36,362	62,757	243,877
Other real estate	75,713	106,686	47,428	18,157	37,896	47,415	33,352	24,523	391,170
Total commercial real estate loans	$457,637	$775,509	$264,856	$64,425	$196,386	$198,384	$157,225	$300,931	$2,415,353

The outstanding balance of multifamily residential loans increased $174 million, primarily due to new loans and funding of existing commitments in Texas and Arizona. Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $47 million or 19% from December 31, 2012 to $206 million at December 31, 2013 primarily due to net pay-downs concentrated in Texas and Colorado. Charge-offs of residential construction and land development loans totaled $663 thousand for 2013 and $604 thousand were transferred to other real estate owned. All locations included in Other individually represent less than 1.50% of the total commercial real estate loan population.
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

Residential mortgage loans totaled $2.1 billion, largely unchanged compared to December 31, 2012. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Eighty-three percent of our residential mortgage portfolio includes properties within our geographic footprint.

The majority of our permanent mortgage loan portfolio is primarily composed of various non-conforming mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals. The aggregate outstanding balance of loans in these programs is $928 million. Jumbo loans may be fixed or variable rate and are fully amortizing. The size of jumbo loans exceed maximums set under government sponsored entity standards, but otherwise generally conform to those standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%. Loan-to-value ratios (“LTV”) are tiered from 60% to 100%, depending on the market. Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain healthcare professionals. Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

Approximately $58 million or 5% of the non-guaranteed portion of the permanent mortgage loans consist of first lien, fixed-rate residential mortgage loans originated under various community development programs. The outstanding balance of these loans is down from $70 million at December 31, 2012. These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation. However, these loans do have a higher risk of delinquency and losses in the event of default than traditional residential mortgage loans. The initial maximum LTV of loans in these programs was 103%.

At December 31, 2013, $182 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes $18 million of residential mortgage loans previously sold into GNMA mortgage pools that are eligible to be repurchased. We may repurchase these loans when certain defined delinquency criteria are met. Because of this repurchase right, we effectively have regained control over these loans and must include them in the Consolidated Balance Sheets. The remaining amount represents loans that the Company has repurchased from GNMA mortgage pools. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $21 million or 13% over December 31, 2012.

Home equity loans totaled $808 million at December 31, 2013, a $47 million or 6% increase over December 31, 2012. Growth was primarily in first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at December 31, 2013 by lien position and amortizing status follows in Table 27.

Table 27 – Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$37,546	$527,062	$564,608
Junior lien	62,036	181,040	243,076
Total home equity	$99,582	$708,102	$807,684

Indirect automobile loans decreased $28 million compared to December 31, 2012, primarily due to the previously disclosed decision by the Company to exit the business in the first quarter of 2009. Approximately $6.5 million of indirect automobile loans remain outstanding at December 31, 2013. Other consumer loans increased $14 million or 4% during 2013.

The distribution of residential mortgage and consumer loans at December 31, 2013 is presented in Table 28. Residential mortgage loans are distributed by collateral location. Consumer loans are generally distributed by borrower location.

Table 28 – Residential Mortgage and Consumer Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$234,562	$393,264	$43,433	$21,512	$173,875	$105,087	$61,683	$29,328	$1,062,744
Permanent mortgages guaranteed by U.S. government agencies	60,825	18,460	66,324	5,724	8,960	2,030	12,815	6,460	181,598
Home equity	483,798	140,120	128,151	4,742	31,960	10,352	7,983	578	807,684
Total residential mortgage	$779,185	$551,844	$237,908	$31,978	$214,795	$117,469	$82,481	$36,366	$2,052,026

Consumer:
Indirect automobile	$2,881	$1,318	$7	$2,150	$9	$—	$47	$101	$6,513
Other consumer	191,574	127,368	13,937	1,619	22,532	9,229	5,468	3,424	375,151
Total consumer	$194,455	$128,686	$13,944	$3,769	$22,541	$9,229	$5,515	$3,525	$381,664

Table 29 – Loan Maturity and Interest Rate Sensitivity at December 31, 2013
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$7,943,221	$703,555	$4,730,795	$2,508,871
Commercial real estate	2,415,351	142,899	1,499,022	773,430
Total	$10,358,572	$846,454	$6,229,817	$3,282,301
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$2,421,105	$64,185	$835,818	$1,521,102
Floating or adjustable interest rates	7,937,467	782,269	5,393,999	1,761,199
Total	$10,358,572	$846,454	$6,229,817	$3,282,301

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $7.1 billion and standby letters of credit which totaled $444 million at December 31, 2013. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $624 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at December 31, 2013.

Table 30 – Off-Balance Sheet Credit Commitments
(In thousands)

	As of December 31,
	2013	2012	2011	2010	2009
Loan commitments	$7,096,373	$6,636,587	$5,193,545	$5,001,338	$5,015,660
Standby letters of credit	444,248	466,477	534,565	588,091	598,618
Mortgage loans sold with recourse	191,299	226,922	289,021	330,963	391,188

As more fully described in Note 7 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At December 31, 2013, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $191 million, down from $227 million at December 31, 2012. Substantially all of these loans are to borrowers in our primary markets including $133 million to borrowers in Oklahoma, $21 million to borrowers in Arkansas, $13 million to borrowers in New Mexico, $10 million to borrowers in the Kansas/Missouri area and $9 million to borrowers in Texas. At December 31, 2013, approximately 4% of these loans are nonperforming and 6% were past due 30 to 89 days. A separate accrual for credit risk of $9 million is available to absorb losses on these loans.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 7 to the Consolidated Financial Statements. For the period from 2010 through 2013, approximately 13% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $8.8 million at December 31, 2013 compared to $5.3 million at December 31, 2012.
Customer Derivative Programs

We offer programs that permit our customers to hedge various risks, including fluctuations in energy, cattle and other agricultural product prices, interest rates and foreign exchange rates, or to take positions in derivative contracts. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties to minimize market risk to us from changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk and profit.

The customer derivative programs create credit risk for potential amounts due to the Company from our customers and from the counter-parties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible options to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide cash margin or other collateral in conjunction with our credit agreements to further limit our credit risk.

Counterparty credit risk is evaluated through existing policies and procedures. This evaluation considers the total relationship between BOK Financial and each of the counter-parties. Individual limits are established by management, approved by Credit Administration and reviewed by the Asset / Liability Committee. Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits. Based on declines in the counter-parties’ credit ratings, these limits may be reduced and additional margin collateral may be required.

A deterioration of the credit standing of one or more of the customers or counter-parties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This occurs if the credit standing of the customer or counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the customer or counter-party’s ability to provide margin collateral was impaired. Credit losses on customer derivatives reduce brokerage and trading revenue in the Consolidated Statement of Earnings.

On October 31, 2011, MF Global filed for bankruptcy protection. After partial distributions from the bankruptcy trustee during 2011, the remaining amount due totaled $8.5 million at December 31, 2011. This amount was written down to $6.8 million in 2011 based on our evaluation of amounts we expected to recover at that time. We received distributions from the bankruptcy trustee of $5.6 million in 2013 and $2.0 million in 2012. As of December 31, 2013, $798 thousand remains yet to be recovered.

Derivative contracts are carried at fair value. At December 31, 2013, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled totaled $274 million. compared to $334 million at December 31, 2012. Derivative contracts carried as assets include to-be-announced residential mortgage-backed securities sold to our mortgage banking customers with fair values of $56 million, interest rate swaps sold to loan customers with fair values of $44 million, energy contracts with fair values of $18 million and foreign exchange contracts with fair values of $137 million. Before consideration of cash margin paid to counter-parties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $268 million.

At December 31, 2013, total derivative assets were reduced by $8.9 million of cash collateral received from counter-parties and total derivative liabilities were reduced by $24 million of cash collateral paid to counter-parties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2013 follows in Table 31.

Table 31 – Fair Value of Derivative Contracts
(In thousands)

Customers	$118,897
Banks and other financial institutions	86,855
Exchanges	58,960
Energy companies	300
Fair value of customer hedge asset derivative contracts, net	$265,012

The largest exposure to a single counterparty was to an internationally active domestic financial institution for equity option contracts which totaled $11 million at December 31, 2013.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counter-parties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $30.77 per barrel of oil would increase the fair value of derivative assets by $5.2 million. An increase in prices equivalent to $157.94 per barrel of oil would increase the fair value of derivative assets by $366 million as current prices move away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $26 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2013, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and accrual for off-balance sheet risk totaled $187 million or 1.47% of outstanding loans and 185% of nonaccruing loans at December 31, 2013. The allowance for loans losses was $185 million and the accrual for off-balance sheet credit risk was $2.1 million. At December 31, 2012, the combined allowance for credit losses was $217 million or 1.77% of outstanding loans and 162% of nonaccruing loans. The allowance for loan losses was $216 million and the accrual for off-balance sheet credit risk was $1.9 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge or credit to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments and after exhaustion of collection efforts. A $27.9 million negative provision for credit losses was recorded during 2013 compared to a negative provision for credit losses of $22.0 million in 2012. Credit quality indicators, including historic loss rates, have improved to pre-recession levels. Improving charge-off trends resulted in lower estimated loss rates for many loan classes. Additionally, a major employer in the Tulsa, Ft. Worth and Kansas City markets exited bankruptcy during the fourth quarter. The Company had previously established a non-specific allowance related to the secondary exposure to the employer's bankruptcy by employees, retirees, vendors, suppliers and other business partners. Although we have recorded negative provisions for credit losses in 2013 and 2012, we do not expect significant negative provisions in future years.

Table 32 – Summary of Loan Loss Experience
(In thousands)

Year Ended December 31,
2013	2012	2011	2010	2009
Allowance for loan losses:
Beginning balance	$215,507	$253,481	$292,971	$292,095	$233,236
Loans charged off:
Commercial	(6,335)	(9,341)	(14,836)	(27,640)	(49,725)
Commercial real estate	(5,845)	(11,642)	(15,973)	(59,962)	(57,313)
Residential mortgage	(5,753)	(10,047)	(14,107)	(20,056)	(16,672)
Consumer	(7,349)	(11,108)	(11,884)	(16,330)	(24,789)
Total	(25,282)	(42,138)	(56,800)	(123,988)	(148,499)
Recoveries of loans previously charged off:
Commercial	7,488	6,128	[1]	7,478	9,263	2,546
Commercial real estate	9,420	5,706	2,780	3,179	461
Residential mortgage	1,558	1,928	2,334	901	929
Consumer	4,778	5,056	5,758	6,265	6,744
Total	23,244	18,818	18,350	19,608	10,680
Net loans charged off	(2,038)	(23,320)	(38,450)	(104,380)	(137,819)
Provision for loan losses	(28,073)	(14,654)	(1,040)	105,256	196,678
Ending balance	$185,396	$215,507	$253,481	$292,971	$292,095
Accrual for off-balance sheet credit risk:
Beginning balance	$1,915	$9,261	$14,271	$14,388	$15,166
Provision for off-balance sheet credit risk	173	(7,346)	(5,010)	(117)	(778)
Ending balance	$2,088	$1,915	$9,261	$14,271	$14,388
Total combined provision for credit losses	$(27,900)	$(22,000)	$(6,050)	$105,139	$195,900
Allowance for loan losses to loans outstanding at period-end	1.45%	1.75%	2.25%	2.75%	2.59%
Net charge-offs to average loans	0.02%	0.20%	[1]	0.35%	0.96%	1.14%
Total provision for credit losses to average loans	(0.23)%	(0.19)%	(0.06)%	0.96%	1.61%
Recoveries to gross charge-offs	91.94%	44.66%	[1]	32.31%	15.81%	7.19%
Allowance for loan losses as a multiple of net charge-offs	90.97	x	9.24x	[1]	6.59	x	2.81x	2.12x
Accrual for off-balance sheet credit risk to off-balance sheet credit commitments	0.03%	0.03%	0.14%	0.25%	0.26%
Combined allowance for credit losses to loans outstanding at period-end	1.47%	1.77%	2.33%	2.89%	2.72%

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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreements. This includes all nonaccruing loans, all loans modified in trouble debt restructurings and all government guaranteed loans repurchased from GNMA pools. At December 31, 2013, impaired loans totaled $282 million, including $2.1 million with specific allowances of $1.0 million and $280 million with no specific allowances because the loan balances represent the amounts we expect to recover. At December 31, 2012, impaired loans totaled $294 million, including $11 million of impaired loans with specific allowances of $4.2 million and $283 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $156 million at December 31, 2013, compared to $167 million at December 31, 2012. Estimated loss rates continued to decline due to lower charge-offs. The general allowance for the commercial loan portfolio segment increased by $14 million primarily due to a shift in the mix from loan classes with lower historic loss rates such as energy to loan classes with higher historic loss rates such as healthcare and services. The general allowance for the commercial real estate loan portfolio segment decreased $10 million compared to December 31, 2012 primarily due to a general decrease in loss rates. The general allowance for residential mortgage loans decreased $12 million and the general allowance for consumer loans decreased $2.4 million, primarily due to lower estimated loss rates.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $28 million at December 31, 2013 and $44 million at December 31, 2012. The decrease in the nonspecific allowance from December 31, 2012 was primarily due to a major employer in the Tulsa, Dallas/Ft. Worth and Kansas City markets exiting bankruptcy during 2013. A non-specific allowance was established in prior years related to secondary exposure to the bankruptcy's impact on employees, retirees, vendors, suppliers and other business partners. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. As demonstrated by continued domestic and European accommodative monetary policies, these factors remain a continued significant risk, although they have further stabilized during the year.

An allocation of the allowance for loan losses by loan category follows in Table 33.

Table 33 – Allowance for Loan Losses Allocation
(Dollars in thousands)

	December 31,
	2013		2012		2011		2010		2009
	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]
Loan category:
Commercial	$79,180	62.10%	$65,280	62.07%	$83,443	58.17%	$104,631	55.82%	$121,320	54.63%
Commercial real estate	41,573	18.88%	54,884	18.11%	67,034	20.33%	98,709	21.34%	104,208	22.16%
Residential mortgage	29,465	16.04%	41,703	16.61%	46,476	17.52%	50,281	17.24%	27,863	16.25%
Consumer	6,965	2.98%	9,453	3.21%	10,178	3.98%	12,614	5.60%	20,452	6.96%
Nonspecific allowance	28,213		44,187		46,350		26,736		18,252
Total	$185,396	100.00%	$215,507	100.00%	$253,481	100.00%	$292,971	100.00%	$292,095	100.00%
1 Represents ratio of loan category balance to total loans.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ continued ability to comply with current repayment terms. The potential problem loans totaled $74 million at December 31, 2013. The current composition of potential problem loans by primary industry included construction and land development - $15 million, multifamily residential properties - $14 million, services - $11 million, commercial real estate secured by office buildings - $1 million, manufacturing - $9.4 million and other commercial real estate - $7.6 million. Potential problem loans totaled $141 million at December 31, 2012.
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

Net loans charged off totaled $2.0 million or 0.02% of average outstanding loans in 2013, down from net loans charged off of $23 million or 0.20% of average loans in 2012. Net loans charged off in 2012 included the return of $7.1 million received from the City of Tulsa to settle claims related to a defaulted commercial loan that was recorded as a recovery in 2008. The settlement agreement between BOK Financial and the City of Tulsa was invalidated by the Oklahoma Supreme Court in 2011. The return of this settlement was recorded as a negative recovery in 2012 when the funds were returned to the City of Tulsa. Excluding the impact of the return of the invalidated settlement, net commercial loans charged off during 2012 resulted in a $1.3 million net recovery.

Net commercial loan recoveries totaled $1.2 million. Net commercial real estate loan recoveries totaled $3.6 million. Residential mortgage loans experienced a net charge-off of $4.2 million for the year and consumer loans experienced a net charge-off of $2.6 million.

Table 34 – Nonperforming Assets (In thousands)

	December 31,
	2013	2012	2011	2010	2009
Nonaccruing loans:
Commercial	$16,760	$24,467	$68,811	$38,455	$101,384
Commercial real estate	40,850	60,626	99,193	150,366	204,924
Residential mortgage	42,320	46,608	29,767	37,426	29,989
Consumer	1,219	2,709	3,515	4,567	3,058
Total nonaccruing loans	101,149	134,410	201,286	230,814	339,355
Accruing renegotiated loans:
Guaranteed by U.S. government agencies	54,322	38,515	28,974	18,551	12,799
Other	—	—	3,919	3,710	3,107
Total accruing renegotiated loans	54,322	38,515	32,893	22,261	15,906
Total nonperforming loans	155,471	172,925	234,179	253,075	355,261
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies	37,431	22,365	16,952	—	—
Other	54,841	81,426	105,801	141,394	129,034
Real estate and other repossessed assets	92,272	103,791	122,753	141,394	129,034
Total nonperforming assets	$247,743	$276,716	$356,932	$394,469	$484,295
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$155,213	$215,347	$311,006	$375,918	$471,496

Nonaccruing loans by loan class:
Commercial:
Energy	$1,860	$2,460	$336	$465	$22,692
Services	4,922	12,090	16,968	19,262	30,926
Wholesale / retail	6,969	3,077	21,180	8,486	12,057
Manufacturing	592	2,007	23,051	2,116	15,765
Healthcare	1,586	3,166	5,486	3,534	13,103
Integrated food services	—	684	—	13	65
Other	831	983	1,790	4,579	6,776
Total commercial	16,760	24,467	68,811	38,455	101,384

Commercial real estate:
Residential construction and land development	17,377	26,131	61,874	99,579	109,779
Retail	4,857	8,117	6,863	4,978	26,236
Office	6,391	6,829	11,457	19,654	25,861
Multifamily	7	2,706	3,513	6,725	26,540
Industrial	252	3,968	—	4,087	279
Other commercial real estate	11,966	12,875	15,486	15,343	16,229
Total commercial real estate	40,850	60,626	99,193	150,366	204,924

Residential mortgage:
Permanent mortgage	34,279	39,863	25,366	32,111	28,314
Permanent mortgages guaranteed by U.S. government agencies	777	489	—	—	—
Home equity	7,264	6,256	4,401	5,315	1,675
Total residential mortgage	42,320	46,608	29,767	37,426	29,989
Consumer	1,219	2,709	3,515	4,567	3,058
Total nonaccruing loans[3]	$101,149	$134,410	$201,286	$230,814	$339,355

Table 34 – Nonperforming Assets (In thousands)

	December 31,
	2013	2012	2011	2010	2009
Nonaccruing loans as % of outstanding loan balance for class:
Nonaccruing loans by loan class:
Commercial:
Energy	0.08%	0.10%	0.02%	0.03%	1.19%
Services	0.22%	0.56%	0.96%	1.22%	1.75%
Wholesale / retail	0.58%	0.28%	2.19%	0.86%	1.31%
Manufacturing	0.15%	0.58%	6.85%	0.66%	4.10%
Healthcare	0.12%	0.29%	0.56%	0.42%	1.69%
Integrated food services	—%	0.36%	—%	0.01%	0.04%
Other	0.29%	0.34%	0.59%	1.47%	2.82%
Total commercial	0.21%	0.32%	1.05%	0.65%	1.65%

Commercial real estate:
Residential construction and land development	8.42%	10.32%	18.09%	22.04%	16.76%
Retail	0.83%	1.55%	1.35%	1.19%	6.20%
Office	1.55%	1.60%	2.82%	4.25%	5.82%
Multifamily	—%	0.67%	0.95%	1.85%	7.42%
Industrial	0.10%	1.61%	—%	2.30%	0.22%
Other commercial real estate	3.06%	3.42%	4.00%	3.89%	3.29%
Total commercial real estate	1.69%	2.72%	4.33%	6.62%	8.20%

Residential mortgage:
Permanent mortgage	3.23%	3.55%	2.19%	2.66%	2.15%
Permanent mortgages guaranteed by U.S. government agencies	0.43%	0.30%	—%	—%	—%
Home equity	0.90%	0.82%	0.70%	0.95%	0.34%
Total residential mortgage	2.06%	2.28%	1.51%	2.04%	1.64%
Consumer	0.32%	0.68%	0.78%	0.77%	0.39%
Total nonaccruing loans	0.79%	1.09%	1.79%	2.17%	3.01%

Allowance for loan losses to nonaccruing loans	183.29%	160.34%	125.93%	126.93%	86.07%
Accruing loans 90 days or more past due[1]	$1,415	$3,925	$2,496	$7,966	$8,908
Foregone interest on nonaccruing loans[2]	5,361	8,587	11,726	16,818	17,015

[1] Excludes residential mortgages guaranteed by agencies of the U.S. Government.
[2] Interest collected and recognized on nonaccruing loans was not significant in 2013 and previous years.

Nonperforming assets decreased $29 million during 2013 to $248 million or 1.92% of outstanding loans and repossessed assets at December 31, 2013. Nonaccruing loans totaled $101 million, accruing renegotiated residential mortgage loans totaled $54 million (all guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $92 million. All accruing renegotiated residential mortgage loans, $777 thousand of nonaccruing loans and $37 million of real estate and other repossessed assets are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $60 million during the year. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

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

As of December 31, 2013, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. No unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. agency guidelines.

A rollforward of nonperforming assets for the year ended December 31, 2013 follows in Table 35.

Table 35 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2013
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2012	$134,410	$38,515	$103,791	$276,716
Additions	67,783	44,942	—	112,725
Transfer from premises and equipment	—	—	668	668
Payments	(50,521)	(1,416)	—	(51,937)
Charge-offs	(25,282)	—	—	(25,282)
Net gains (losses) and write-downs	—	—	737	737
Foreclosure of nonaccruing loans	(27,231)	—	27,231	—
Foreclosure of loans guaranteed by U.S. government agencies	—	(7,441)	58,969	51,528
Proceeds from sales	—	(20,446)	(55,005)	(75,451)
Conveyance to U.S. government agencies	—	—	(43,901)	(43,901)
Net transfers to nonaccruing loans	344	(344)	—	—
Return to accrual status	(1,043)	—	—	(1,043)
Other, net	2,689	512	(218)	2,983
Balance, December 31, 2013	$101,149	$54,322	$92,272	$247,743

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During 2013, $59 million of properties guaranteed by U.S. government agencies were foreclosed and $44 million of properties were conveyed to the applicable U.S. government agencies.

Nonaccruing loans totaled $101 million or 0.79% of outstanding loans at December 31, 2013 compared to $134 million or 1.09% of outstanding loans at December 31, 2012. Nonaccruing loans decreased $33 million from December 31, 2012 due primarily to $51 million of payments, $27 million of foreclosures and $25 million of charge-offs. Newly identified nonaccruing loans totaled $68 million for 2013.

Commercial

Nonaccruing commercial loans totaled $17 million or 0.21% of total commercial loans at December 31, 2013, down from $24 million or 0.32% of total commercial loans at December 31, 2012. Nonaccruing commercial loans decreased $7.7 million during 2013. Newly identified nonaccruing commercial totaled $12 million, offset by $12 million in payments, $6.3 million of charge-offs and $3.0 million of repossessions.

Nonaccruing commercial loans at December 31, 2013 were primarily composed of $7.0 million or 0.58% of total wholesale/retail sector loans and $4.9 million or 0.22% of total services sector loans. Over half of the balance of nonaccruing wholesale/retail sector loans was comprised of a single customer in the New Mexico market.

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $41 million or 1.69% of outstanding commercial real estate loans at December 31, 2013 compared to $61 million or 2.72% of outstanding commercial real estate loans at December 31, 2012. Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans, totaling $17 million or 8.42% of loans. Other commercial real estate loans totaled $12 million or 3.06% of other commercial real estate loans and $6.4 million or 1.55% of loans secured by office buildings. Nonaccruing commercial real estate loans were down $20 million compared to the prior year. Newly identified nonaccruing commercial real estate loans totaled $30 million, offset by $33 million of cash payments received, $13 million of foreclosures and $5.8 million of charge-offs.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $42 million or 2.06% of outstanding residential mortgage loans at December 31, 2013 compared to $47 million or 2.28% of outstanding residential mortgage loans at December 31, 2012. Newly identified nonaccruing residential mortgage loans which totaled $16 million were offset by $9.4 million of foreclosures, $5.8 million of loans charged off during the year and $5.0 million of cash payments. Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $34 million or 3.23% of outstanding non-guaranteed permanent residential mortgage loans at December 31, 2013. Nonaccruing home equity loans totaled $7.3 million or 0.90% of total home equity loans.

Payments on accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 36. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due increased $2.2 million to $13 million at December 31, 2013. Consumer loans past due 30 to 89 days decreased $1.6 million compared to December 31, 2012.

Table 36 – Residential Mortgage and Consumer Loans Past Due
(In thousands)

	December 31, 2013		December 31, 2012
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$9,795	$49	$8,366
Home equity	34	3,087	—	2,275
Total residential mortgage	$34	$12,882	49	$10,641
Consumer:
Indirect automobile	$—	$330	$15	$1,273
Other consumer	1	697	4	1,327
Total consumer	$1	$1,027	$19	$2,600

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $92 million at December 31, 2013, a $12 million decrease from December 31, 2012. The distribution of real estate and other repossessed assets distributed primarily by collateral location is included in Table 37 following.

Table 37 – Real Estate and Other Repossessed Assets by Collateral Location as of December 31, 2013
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
Developed commercial real estate properties	$2,287	$408	$1,109	$1,050	$5,613	$1,471	$731	$5,073	$17,742
1-4 family residential properties guaranteed by U.S. government agencies	10,221	1,483	1,159	1,449	20,172	360	2,178	409	37,431
1-4 family residential properties	5,573	1,122	264	508	2,004	5,431	478	521	15,901
Undeveloped land	272	3,698	2,635	74	—	5,929	1,114	—	13,722
Residential land development properties	354	30	1,555	1,292	—	3,634	136	—	7,001
Oil and gas properties	—	123	—	—	—	—	—	—	123
Vehicles	17	—		10	—		—	—	27
Other	—	—	—	—	—	324	—	1	325
Total real estate and other repossessed assets	$18,724	$6,864	$6,722	$4,383	$27,789	$17,149	$4,637	$6,004	$92,272

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.
Liquidity and Capital
Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for 2013, approximately 72% of our funding was provided by deposit accounts, 12% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for 2013 totaled $19.7 billion and represented approximately 72% of total liabilities and capital compared with $19.0 billion and 72% of total liabilities and capital for 2012. Average deposits increased $717 million over the prior year. Demand deposits increased $500 million and interest-bearing transaction deposit accounts were up $483 million. Time deposits decreased $318 million.

Average Commercial Banking deposit balances increased $632 million over the prior year, due primarily to a $467 million increase in demand deposit balances and a $196 million increase in interest-bearing transaction deposits. Average balances attributed to our commercial & industrial loan customers increased $191 million or 7% and average balances attributed to our energy customers increased $164 million or 13%. Average balance attributed to our healthcare customer grew by $104 million or 28% over the prior year. Small business banking customer average balances increased $84.3 million or 5%. Average balances held by treasury services customers were up $80 million or 5% over the prior year. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments. Deposit growth in the fourth quarter included normal seasonality and temporary customer activity. During the first half of January 2014, deposits decreased approximately $300 million.

Average Consumer Banking deposit balances increased $14 million from 2012. Higher costing time deposit balances decreased $184 million, partially offset by a $131 million increase in average interest-bearing transaction account balances. Savings account and demand deposit balances also grew over the prior year. Average Wealth Management deposits grew by $104 million during 2013 primarily due to a $151 million increase in interest-bearing transaction accounts, partially offset by a $49 million decrease in time deposits. Demand deposit balances were largely unchanged compared to the prior year.

The general trend of increased deposits over the past several years reflects modest growth in the overall economy and low short-term interest rates. If economic activity were to improve significantly or if short-term interest rates were to increase, deposits may decline as customers deploy funds into projected or shift demand deposits into money market instruments.

Table 38 - Maturity of Domestic CDs and Public
Funds in Amounts of $100,000 or More
(In thousands)

	December 31,
	2013	2012
Months to maturity:
3 or less	$196,631	$279,027
Over 3 through 6	200,117	210,918
Over 6 through 12	319,096	346,874
Over 12	1,079,876	1,068,305
Total	$1,795,720	$1,905,124

Brokered deposits included in time deposits averaged $159 million for 2013 compared to $182 million for 2012. Brokered deposits included in time deposits totaled $186 million at December 31, 2013 and $187 million at December 31, 2012.

Average interest-bearing transactions accounts for 2013 included $265 million of brokered deposits compared to $214 million for 2012. Brokered deposits included in interest-bearing transaction account totaled $227 million at December 31, 2013 and $303 million at December 31, 2012.

The distribution of our period end deposit account balances among principal markets follows in Table 39.

Table 39 -- Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2013	2012	2011	2010	2009
Bank of Oklahoma:
Demand	$3,432,940	$4,207,263	$3,196,436	$2,240,850	$2,048,834
Interest-bearing:
Transaction	6,318,045	6,023,384	5,966,528	6,033,598	5,111,091
Savings	191,880	163,512	126,682	106,411	93,006
Time	1,214,507	1,267,854	1,444,332	1,363,942	1,385,505
Total interest-bearing	7,724,432	7,454,750	7,537,542	7,503,951	6,589,602
Total Bank of Oklahoma	11,157,372	11,662,013	10,733,978	9,744,801	8,638,436

Bank of Texas:
Demand	2,481,603	2,606,176	1,808,490	1,389,876	1,108,401
Interest-bearing:
Transaction	1,966,580	2,129,084	1,940,819	1,791,810	1,748,319
Savings	64,632	58,429	45,872	36,429	35,129
Time	638,465	762,233	867,664	966,116	1,100,602
Total interest-bearing	2,669,677	2,949,746	2,854,355	2,794,355	2,884,050
Total Bank of Texas	5,151,280	5,555,922	4,662,845	4,184,231	3,992,451

Bank of Albuquerque:
Demand	502,395	427,510	319,269	271,137	209,090
Interest-bearing:
Transaction	529,140	511,758	491,068	530,244	444,246
Savings	33,944	31,926	27,487	28,342	17,563
Time	327,281	364,928	410,722	450,177	511,685
Total interest-bearing	890,365	908,612	929,277	1,008,763	973,494
Total Bank of Albuquerque	1,392,760	1,336,122	1,248,546	1,279,900	1,182,584

Bank of Arkansas:
Demand	38,566	39,897	19,405	16,494	22,092
Interest-bearing:
Transaction	144,018	101,868	131,703	130,066	51,353
Savings	1,986	2,239	1,727	1,266	1,346
Time	32,949	42,573	61,329	102,999	104,367
Total interest-bearing	178,953	146,680	194,759	234,331	157,066
Total Bank of Arkansas	217,519	186,577	214,164	250,825	179,158

Table 39 -- Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2013	2012	2011	2010	2009
Colorado State Bank & Trust:
Demand	409,942	336,252	292,556	184,251	164,478
Interest-bearing:
Transaction	541,675	676,144	512,904	533,230	449,921
Savings	26,880	25,889	22,771	20,310	17,802
Time	407,088	472,305	523,969	502,889	525,844
Total interest-bearing	975,643	1,174,338	1,059,644	1,056,429	993,567
Total Colorado State Bank & Trust	1,385,585	1,510,590	1,352,200	1,240,680	1,158,045

Bank of Arizona:
Demand	204,092	161,093	106,741	74,888	68,650
Interest-bearing:
Transaction	364,736	360,276	104,961	95,889	81,910
Savings	2,432	1,978	1,192	809	958
Time	34,391	31,371	37,641	52,227	60,768
Total interest-bearing	401,559	393,625	143,794	148,925	143,636
Total Bank of Arizona	605,651	554,718	250,535	223,813	212,286

Bank of Kansas City:
Demand	246,739	260,095	56,888	43,268	32,299
Interest-bearing:
Transaction	69,857	85,524	206,473	140,525	43,599
Savings	1,252	771	626	200	148
Time	41,312	26,728	36,325	70,818	79,222
Total interest-bearing	112,421	113,023	243,424	211,543	122,969
Total Bank of Kansas City	359,160	373,118	300,312	254,811	155,268
Total BOK Financial deposits	$20,269,327	$21,179,060	$18,762,580	$17,179,061	$15,518,228

See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of federal funds purchased totaled $310 million at December 31, 2013. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.7 billion during 2013 and $105 million during 2012.

At December 31, 2013, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $8.6 billion.
In 2007, the Bank issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At December 31, 2013, $227 million of this subordinated debt remains outstanding.

In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. At December 31, 2013, $122 million of this subordinated debt remains outstanding.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2013, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $158 million of dividends without regulatory approval. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.00% based upon the Company's option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 5, 2014. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at December 31, 2013 and December 31, 2012, and the Company met all of the covenants.

Our equity capital at December 31, 2013 was $3.1 billion, up $61 million over December 31, 2012. Net income less cash dividends paid increased equity $212 million during 2013. This was offset by a $176 million decrease in accumulated other comprehensive income primarily related to the change in net unrealized gains and losses on available for sale securities. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2013, the Company has repurchased 39,496 shares for $2.1 million under this program. No shares were repurchased during 2013.

BOK Financial and the subsidiary bank are subject to various capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory and additional discretionary actions by regulators that could have a material impact on operations. These capital requirements include quantitative measures of assets, liabilities and off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators.

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Company’s banking subsidiary exceeded the regulatory definitions of well capitalized. The capital ratios for BOK Financial on a consolidated basis are presented in Table 40.

Table 40 – Capital Ratios

	Well Capitalized Minimums	December 31,
		2013	2012
Average total equity to average assets	—	11.00%	11.05%
Tangible common equity ratio	—	9.90%	9.25%
Tier 1 common equity ratio	—	13.59%	12.59%
Risk-based capital:
Tier 1 capital	6.00%	13.77%	12.78%
Total capital	10.00%	15.56%	15.13%
Leverage	5.00%	10.05%	9.01%
In July 2013, banking regulators issued the final rule revising regulatory capital rules for substantially all U.S. banking organizations. The new capital rule will be effective for BOK Financial on January 1, 2015. Components of the rule will phase in through January 1, 2019. The new capital rule establishes a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus capital conservation buffer. The Company expects to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital, consistent with the treatment under current capital rules. BOK Financial's Tier 1 common equity ratio based on the existing Basel I standards was 13.59% as of December 31, 2013. Based on our interpretation of the new capital rule, our estimated Tier 1 common equity ratio is approximately 12.60%, nearly 560 basis points above the 7% regulatory threshold.
The rule also changes both the Tier 1 risk based capital requirements and the total risk based requirements to a minimum of 6% and 8%, respectively, plus a capital conservation buffer of 2.5% totaling 8.5% and 10.5%, respectively. The leverage ratio requirements under the rule is 4%. A banking organization which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.
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

In accordance with the Dodd-Frank Act, the Federal Reserve published regulations that require bank holding companies with $10 billion to $50 billion in assets to perform annual capital stress tests. The requirements for annual capital stress tests became effective for the Company in the fourth quarter of 2013. Specified results will be made public in June of 2015. The resulting capital stress test process may place constraints on capital distributions or increases in required regulatory capital under certain circumstances.

Table 41 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 41 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2013	2012
Tangible common equity ratio:
Total shareholders' equity	$3,020,049	$2,957,860
Less: Goodwill and intangible assets, net	384,323	390,171
Tangible common equity	2,635,726	2,567,689
Total assets	27,015,432	28,148,631
Less: Goodwill and intangible assets, net	384,323	390,171
Tangible assets	$26,631,109	$27,758,460
Tangible common equity ratio	9.90%	9.25%
Tier 1 common equity ratio:
Tier 1 capital	$2,668,981	$2,430,671
Less: Non-controlling interest	34,924	35,821
Tier 1 common equity	2,634,057	2,394,850
Risk weighted assets	$19,389,381	$19,016,673
Tier 1 common equity ratio	13.59%	12.59%

Off-Balance Sheet Arrangements

See Note 14 to the Consolidated Financial Statements for a discussion of the Company’s significant off-balance sheet commitments.

Aggregate Contractual Obligations

BOK Financial has numerous contractual obligations in the normal course of business. These obligations include time deposits and other borrowed funds, premises used under various operating leases, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations. Table 42 following summarizes payments due per these contractual obligations at December 31, 2013.

Table 42 – Contractual Obligations as of December 31, 2013
(In thousands)

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Time deposits	$784,452	$819,540	$404,230	$401,378	$2,409,600
Other borrowings	525	1,050	1,100	16,239	18,914
Subordinated debentures	8,181	128,255	227,173	—	363,609
Operating lease obligations	23,751	45,412	31,719	112,973	213,855
Derivative contracts	225,995	37,140	3,218	5,034	271,387
Deferred compensation and stock-based compensation obligations	100,368	—	—	—	100,368
Data processing services	11,275	20,493	17,960	7,800	57,528
Total	$1,154,547	$1,051,890	$685,400	$543,424	$3,435,261

Loan commitments	$7,096,373
Standby letters of credit	444,248
Mortgage loans sold with recourse	191,299
Commitments to purchase transferable tax credits from zero emission power providers	13,000
Alternative investment commitments	37,457
Unfunded third-party private equity commitments	5,880

Payments on time deposits, other borrowed funds and subordinated debentures include interest which has been calculated from rates at December 31, 2013. Many of these obligations have variable interest rates and actual payments will differ from the amounts shown on this table. Obligations under derivative contracts used for interest rate risk management purposes are included with projected payments from time deposits and other borrowed funds as appropriate.

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

Obligations under derivative contracts are used in customer hedging programs. As previously discussed, we have entered into derivative contracts which are expected to substantially offset the cash payments due on these obligations. Amounts shown in the table exclude $24 million of cash margin which secures our obligations under these contracts.

The former President and Chief Executive officer had deferred compensation and employment agreements with the Company. Collectively, these agreements provided, among other things, that all unvested stock-based compensation shall fully vest upon his termination, subject to certain conditions. These agreements provide for settlement in cash or other assets. We currently have recognized a $32 million liability for these plans which are fully vested as of December 31, 2013 and will be distributed during 2014. In addition, the 2011 True-Up Plan will be distributed in 2014. Based on currently available information, amounts payable to certain senior executives under the 2011 True-Up Plan will be approximately $69 million. We also have obligations with respect to employee and executive benefit plans. See Notes 11 and 12 to the Consolidated Financial Statements for additional information about our employee benefit plans.

Data processing and communications contracts represent the minimum obligations under the contracts. Additional payments that are based on the volume of transactions processed are excluded.

Loan commitments represent legally binding obligations to provide financing to our customers. Some of these commitments are expected to expire before being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Approximately $1.6 billion of the loan commitments expire within one year.

The Company has funded $94 million and has commitments to fund an additional $37 million for various alternative investments. Alternative investments generally consist of limited partnership interests in or loans to entities that invest in low income housing or economic development projects, distressed assets, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments. Legally binding commitments to fund alternative investments are recognized as liabilities in the consolidated financial statements.

An indirect wholly-owned subsidiary of the Company is general partner of two private equity funds and has contingent obligations to make additional investments totaling $5.9 million as of December 31, 2013. These commitments, which are included in unfunded third-party private equity commitments, generally reflect customer investment obligations. We do not recognize contingent commitments to fund investments that are primarily customer obligations as liabilities in the consolidated financial statements.

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

The Asset/Liability Committee is responsible for managing market risk in accordance with policy guidelines established by the Board of Directors. The Committee monitors projected variation in net interest revenue, net interest income and economic value of equity due to specified changes in interest rates. The internal policy limit for net interest revenue variation is a maximum decline of 5% to an up or down 200 basis point change over twelve months. These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds and brokered deposits and establish minimum levels for unpledged assets, among other things. Compliance with these internal guidelines is reviewed monthly.

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

The Company’s primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable rate loan pricing. Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 43 due to the extreme volatility over such a large rate range and our active risk management approach for that asset. The effects of interest rate changes on the value of mortgage servicing rights and financial instruments identified as economic hedges are presented in Note 7 to the Consolidated Financial Statements.

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

Table 43 – Interest Rate Sensitivity
(Dollar in thousands)

	200 bp Increase		50 bp Decrease
	2013	2012	2013	2012
Anticipated impact over the next twelve months on net interest revenue	$(16,625)	$18,171	$(11,361)	$(25,572)
	(2.38)%	2.80%	(1.63)%	(3.94)%
As intermediate and long-term interest rates increased during the middle of 2013, mortgage interest rates increased which slowed prepayment speeds in the residential mortgage backed securities portfolio. This rate change moved the Company's net interest revenue exposure to a 200 bp rate increase from 2.80% at December 31, 2012 to (2.38)% at December 31, 2013. We have begun to pro-actively reduce the securities portfolio balances to counteract this effect.
Trading Activities

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. On a limited basis, BOK Financial may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, and municipal bonds to enhance returns on its securities portfolios. Both of these activities involve interest rate risk. BOKF Financial has an insignificant exposure to foreign exchange risk and does not take positions in commodity derivatives.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs.

Management uses a Value at Risk (“VaR”) methodology to measure the market risk due to changes in interest rates inherent in its trading activities. VaR is calculated based upon historical simulations over the past five years using a variance/covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VaR to $7.3 million. There were no instances of VaR being exceeded during the years ended December 31, 2013 and 2012. At December 31, 2013, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VaR amounts for the years ended December 31, 2013 and 2012 are as follows in Table 44.

Table 44 –Value at Risk (VaR)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Average	$2,785	$3,212	$2,307
High	5,826	6,695	5,133
Low	261	1,075	1,236

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an assessment of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In establishing internal control over financial reporting, management assesses risk and designs controls to prevent or detect financial reporting misstatements that may be consequential to a reader. Management also assesses the impact of any internal control deficiencies and oversees efforts to improve internal control over financial reporting. Because of inherent limitations, it is possible that internal controls may not prevent or detect misstatements, and it is possible that internal controls may vary over time based on changing conditions. There have been no material changes in internal controls subsequent to December 31, 2013.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, Ernst & Young LLP, regarding management’s assessment of internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 1992. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Their report, which expresses unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited the accompanying consolidated balance sheets of BOK Financial Corporation ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BOK Financial Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BOK Financial Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma

February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited BOK Financial Corporation’s ("the Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). BOK Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BOK Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma

February 26, 2014

Consolidated Statements of Earnings

(In thousands, except share and per share data)	Year Ended December 31,
Interest revenue	2013	2012	2011
Loans	$498,600	$513,429	$504,989
Residential mortgage loans held for sale	8,505	8,185	6,492
Trading securities	1,962	1,419	1,836
Taxable securities	14,260	16,848	12,581
Tax-exempt securities	4,781	3,577	4,768
Total investment securities	19,041	20,425	17,349
Taxable securities	204,830	237,226	258,828
Tax-exempt securities	2,380	2,487	2,394
Total available for sale securities	207,210	239,713	261,222
Fair value option securities	3,907	8,464	18,649
Restricted equity securities	5,071	2,291	2,118
Interest-bearing cash and cash equivalents	1,075	945	491
Total interest revenue	745,371	794,871	813,146
Interest expense
Deposits	55,564	67,013	88,890
Borrowed funds	6,589	6,531	8,826
Subordinated debentures	8,741	13,778	22,385
Total interest expense	70,894	87,322	120,101
Net interest revenue	674,477	707,549	693,045
Provision for credit losses	(27,900)	(22,000)	(6,050)
Net interest revenue after provision for credit losses	702,377	729,549	699,095
Other operating revenue
Brokerage and trading revenue	125,478	126,930	104,181
Transaction card revenue	116,823	107,985	116,757
Trust fees and commissions	96,082	80,053	73,290
Deposit service charges and fees	95,110	98,917	95,872
Mortgage banking revenue	121,934	169,302	91,643
Bank-owned life insurance	10,155	11,089	11,280
Other revenue	38,262	34,604	34,070
Total fees and commissions	603,844	628,880	527,093
Gain (loss) on assets, net	(925)	(1,415)	4,156
Gain (loss) on derivatives, net	(4,367)	(301)	2,686
Gain (loss) on fair value option securities, net	(15,212)	9,230	24,413
Change in fair value of mortgage servicing rights	22,720	(9,210)	(40,447)
Gain on available for sale securities, net	10,720	33,845	34,144
Total other-than-temporary impairment losses	(2,574)	(1,144)	(10,578)
Portion of loss recognized in (reclassified from) other comprehensive income	266	(6,207)	(12,929)
Net impairment losses recognized in earnings	(2,308)	(7,351)	(23,507)
Total other operating revenue	614,472	653,678	528,538
Other operating expense
Personnel	505,225	491,033	429,986
Business promotion	22,598	23,338	20,549
Contribution to BOKF Foundation	2,062	2,062	4,000
Professional fees and services	32,552	34,015	28,798
Net occupancy and equipment	69,773	66,726	64,611
Insurance	16,122	15,356	16,799
Data processing and communications	106,075	98,904	97,976
Printing, postage and supplies	13,885	14,228	14,085
Net losses and expenses of repossessed assets	5,160	20,528	23,715
Amortization of intangible assets	3,428	2,927	3,583
Mortgage banking costs	31,088	44,334	37,621
Other expense	32,652	26,912	37,575
Total other operating expense	840,620	840,363	779,298
Income before taxes	476,229	542,864	448,335
Federal and state income tax	157,298	188,740	158,511
Net income	318,931	354,124	289,824
Net income attributable to non-controlling interests	2,322	2,933	3,949
Net income attributable to BOK Financial Corp. shareholders	$316,609	$351,191	$285,875
Earnings per share:
Basic	$4.61	$5.15	$4.18
Diluted	$4.59	$5.13	$4.17
Average shares used in computation:
Basic	67,988,897	67,684,043	67,787,676
Diluted	68,205,519	67,964,940	68,038,763
Dividends declared per share	$1.54	$2.47	$1.13
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
	Year Ended
	December 31,
	2013	2012	2011
Net income	$318,931	$354,124	$289,824
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(275,945)	66,197	47,287
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(3,210)	(6,601)	(1,357)
Interest expense, Subordinated debentures	262	453	304
Net impairment losses recognized in earnings	2,308	7,351	23,507
Gain on available for sale securities, net	(10,720)	(33,845)	(34,144)
Other comprehensive income (loss) before income taxes	(287,305)	33,555	35,597
Federal and state income tax	111,762	(12,614)	(14,457)
Other comprehensive income (loss), net of income taxes	(175,543)	20,941	21,140
Comprehensive income	143,388	375,065	310,964
Comprehensive income attributable to non-controlling interests	2,322	2,933	3,949
Comprehensive income attributable to BOK Financial Corp. shareholders	$141,066	$372,132	$307,015

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2013	2012

Assets
Cash and due from banks	$512,931	$710,739
Interest-bearing cash and cash equivalents	574,282	575,500
Trading securities	91,616	214,102
Investment securities (fair value: 2013 – $687,127; 2012 – $528,458)	677,878	499,534
Available for sale securities	10,147,162	11,287,221
Fair value option securities	167,125	284,296
Restricted equity securities	85,240	64,807
Residential mortgage loans held for sale	200,546	293,762
Loans	12,792,264	12,311,456
Allowance for loan losses	(185,396)	(215,507)
Loans, net of allowance	12,606,868	12,095,949
Premises and equipment, net	277,849	265,920
Receivables	117,126	114,185
Goodwill	359,759	361,979
Intangible assets, net	24,564	28,192
Mortgage servicing rights, net	153,333	100,812
Real estate and other repossessed assets, net of allowance (2013 – $24,195; 2012 – $36,873)	92,272	103,791
Derivative contracts, net	265,012	338,106
Cash surrender value of bank-owned life insurance	284,801	274,531
Receivable on unsettled securities trades	17,174	211,052
Other assets	359,894	324,153
Total assets	$27,015,432	$28,148,631

Liabilities and shareholders' equity
Noninterest-bearing demand deposits	$7,316,277	$8,038,286
Interest-bearing deposits:
Transaction	9,934,051	9,888,038
Savings	323,006	284,744
Time	2,695,993	2,967,992
Total deposits	20,269,327	21,179,060
Funds purchased	868,081	1,167,416
Repurchase agreements	813,454	887,030
Other borrowings	1,040,353	651,775
Subordinated debentures	347,802	347,633
Accrued interest, taxes and expense	194,870	176,678
Derivative contracts, net	247,185	283,589
Due on unsettled securities trades	45,740	297,453
Other liabilities	133,647	164,316
Total liabilities	23,960,459	25,154,950
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2013 – 73,163,275; 2012 – 72,415,346)	4	4
Capital surplus	898,586	859,278
Retained earnings	2,349,428	2,137,541
Treasury stock (shares at cost: 2013 – 4,304,782; 2012 – 4,087,995)	(202,346)	(188,883)
Accumulated other comprehensive income (loss)	(25,623)	149,920
Total shareholders’ equity	3,020,049	2,957,860
Non-controlling interest	34,924	35,821
Total equity	3,054,973	2,993,681
Total liabilities and equity	$27,015,432	$28,148,631

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity

(In thousands)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2010	70,816	$4	$782,805	$1,743,880	2,608	$(112,802)	$107,839	$2,521,726	$22,152	$2,543,878
Net income	—	—	—	285,875	—	—	—	285,875	3,949	289,824
Other comprehensive income	—	—	—	—	—	—	21,140	21,140	—	21,140
Treasury stock purchases	—	—	—	—	562	(26,446)	—	(26,446)	—	(26,446)
Exercise of stock options	717	—	25,957	—	210	(11,416)	—	14,541	—	14,541
Tax benefit on exercise of stock options	—	—	659	—	—	—	—	659	—	659
Stock-based compensation	—	—	9,396	—	—	—	—	9,396	—	9,396
Cash dividends on common stock	—	—	—	(76,423)	—	—	—	(76,423)	—	(76,423)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	10,083	10,083
Balance, December 31, 2011	71,533	4	818,817	1,953,332	3,380	(150,664)	128,979	2,750,468	36,184	2,786,652
Net income	—	—	—	351,191	—	—	—	351,191	2,933	354,124
Other comprehensive income	—	—	—	—	—	—	20,941	20,941	—	20,941
Treasury stock purchases	—	—	—	—	384	(20,558)	—	(20,558)	—	(20,558)
Exercise of stock options	882	—	32,311	—	324	(17,661)	—	14,650	—	14,650
Tax benefit on exercise of stock options	—	—	120	—	—	—	—	120	—	120
Stock-based compensation	—	—	8,030	—	—	—	—	8,030	—	8,030
Cash dividends on common stock	—	—	—	(166,982)	—	—	—	(166,982)	—	(166,982)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	1,645	1,645
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(4,941)	(4,941)
Balance, December 31, 2012	72,415	4	859,278	2,137,541	4,088	(188,883)	149,920	2,957,860	35,821	2,993,681
Net income	—	—	—	316,609	—	—	—	316,609	2,322	318,931
Other comprehensive loss	—	—	—	—	—	—	(175,543)	(175,543)	—	(175,543)
Treasury stock purchases	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	748	—	30,029	—	217	(13,463)	—	16,566	—	16,566
Tax benefit on exercise of stock options	—	—	2,210	—	—	—	—	2,210	—	2,210
Stock-based compensation	—	—	7,069	—	—	—	—	7,069	—	7,069
Cash dividends on common stock	—	—	—	(104,722)	—	—	—	(104,722)	—	(104,722)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(3,219)	(3,219)

Balance, December 31, 2013	73,163	$4	$898,586	$2,349,428	4,305	$(202,346)	$(25,623)	$3,020,049	$34,924	$3,054,973

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)	Year Ended
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$318,931	$354,124	$289,824
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(27,900)	(22,000)	(6,050)
Change in fair value of mortgage servicing rights	(22,720)	9,210	40,447
Net unrealized losses (gains) from derivatives	16,256	(984)	(9,651)
Tax benefit on exercise of stock options	(2,210)	(120)	(659)
Change in bank-owned life insurance	(10,155)	(11,089)	(11,280)
Stock-based compensation	7,069	8,030	9,396
Depreciation and amortization	53,261	54,935	49,967
Net amortization of securities discounts and premiums	62,274	87,769	112,227
Net realized losses (gains) on financial instruments and other assets	(12,586)	(15,097)	53,829
Net gain on mortgage loans held for sale	(84,403)	(120,599)	(57,418)
Mortgage loans originated for resale	(4,081,390)	(3,708,350)	(2,293,436)
Proceeds from sale of mortgage loans held for resale	4,254,151	3,731,830	2,369,895
Capitalized mortgage servicing rights	(49,431)	(42,191)	(26,251)
Change in trading and fair value option securities	237,581	226,144	(247,386)
Change in receivables	(3,122)	9,244	24,236
Change in other assets	76,257	10,999	16,469
Change in accrued interest, taxes and expense	18,192	23,424	63,827
Change in other liabilities	(13,735)	(3,729)	(50,198)
Net cash provided by operating activities	736,320	591,550	327,788
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	143,445	111,511	68,020
Proceeds from maturities or redemptions of available for sale securities	2,650,045	4,456,363	3,650,900
Purchases of investment securities	(326,815)	(172,327)	(37,085)
Purchases of available for sale securities	(4,287,146)	(7,334,843)	(7,504,261)
Proceeds from sales of available for sale securities	2,436,093	1,744,662	2,725,760
Change in amount receivable on unsettled securities transactions	193,878	(135,901)	59,908
Loans originated net of principal collected	(441,474)	(1,077,075)	(598,499)
Net proceeds from (payments on) derivative asset contracts	59,390	(13,273)	4,994
Acquisitions, net of cash acquired	(7,500)	(23,615)	—
Proceeds from disposition of assets	229,405	170,907	122,314
Purchases of assets	(212,292)	(94,756)	(56,195)
Net cash provided by (used in) investing activities	437,029	(2,368,347)	(1,564,144)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(637,734)	2,830,470	1,710,705
Net change in time deposits	(271,999)	(413,990)	(127,026)
Net change in other borrowings	(111,905)	210,607	(949,051)
Repayment of subordinated debentures	—	(53,705)	—
Net payments or proceeds on derivative liability contracts	(64,724)	(7,560)	15,674
Net change in derivative margin accounts	51,646	39,237	(102,262)
Change in amount due on unsettled security transactions	(251,713)	(355,918)	492,946
Issuance of common and treasury stock, net	16,566	14,650	14,541
Sale of non-controlling interest	—	300	—
Tax benefit on exercise of stock options	2,210	120	659
Repurchase of common stock	—	(20,558)	(26,446)
Dividends paid	(104,722)	(166,982)	(76,423)
Net cash provided by (used in) financing activities	(1,372,375)	2,076,671	953,317
Net increase (decrease) in cash and cash equivalents	(199,026)	299,874	(283,039)
Cash and cash equivalents at beginning of period	1,286,239	986,365	1,269,404
Cash and cash equivalents at end of period	$1,087,213	$1,286,239	$986,365

Cash paid for interest	$69,830	$90,137	$122,166
Cash paid for taxes	$132,176	$158,703	$156,465
Net loans transferred to real estate and other repossessed assets	$86,868	$133,502	$87,476
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the year	$127,572	$121,432	$154,134
Conveyance of other real estate owned guaranteed by U.S. government agencies	$43,901	$89,223	$14,501
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

Reporting units are defined by the Company as the geographical market underlying each operating segment. This definition is consistent with the manner in which the chief operating decision maker assesses the performance of the Company and makes decisions concerning the allocation of resources. The Company qualitatively assesses whether it is more likely than not that the fair value of the reporting units are less than their carrying value. This assessment includes consideration of relevant events and circumstances including but not limited to macroeconomic conditions, industry and market conditions, the financial and stock performance of the Company and other relevant factors. Additional quantitative analysis may be undertaken through which the fair value of BOK Financial's reporting units is estimated by the discounted future earnings method. Income growth is projected for each reporting unit and a terminal value is computed. This projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to determine the fair value of the reporting units are compared to observable inputs, such as the market value of BOK Financial common stock. However, determination of the fair value of individual reporting units requires the use of significant unobservable inputs. There have been no changes in the techniques used to evaluate the carrying value of goodwill.

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

Cash Equivalents

Due from banks, funds sold (generally federal funds sold for one day), resell agreements (which generally mature within one to 30 days) and investments in money market funds are considered cash equivalents.

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

Restricted equity securities represents equity interests the Company is required to hold in the Federal Reserve Banks and Federal Home Loan Banks. Restricted equity securities are carried at cost as theses securities do not have a readily determined fair value because ownership of these shares are restricted and lacks a market.

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

In certain circumstances, an interest rate swap may be designated as a fair value hedge and may qualify for hedge accounting. In these circumstances, changes in the full fair value of the hedged asset or liability, not only changes in fair value due to changes in the benchmark interest rate, is also recognized in earnings and may partially or completely offset changes in fair value of the interest rate swap. A fair value hedge is considered effective if the cumulative fair value adjustment of the interest rate swap is within a range of 80% to 120% of the cumulative change in the fair value of the hedged asset or liability. Any ineffectiveness, including ineffectiveness due to credit risk or ineffectiveness created when the fixed rate of the hedged asset or liability does not match the fixed rate of the interest rate swap, is recognized in earnings and reported in Gain (loss) on derivatives, net.

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

BOK Financial offers programs that permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, interest rates and foreign exchanges rates with derivative contracts. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize market risk from changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in other operating revenue - brokerage and trading revenue in the Consolidated Statements of Earnings.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances based on estimated loss rates by loan class and nonspecific allowances based on factors that affect more than one portfolio segment. In the fourth quarter of 2011, the Company enhanced its methodology for estimating general allowances by establishing specific loss rates for each loan class. There were no changes to the methodology for estimating general allowances during 2013 or 2012.

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

Premises and Equipment

Premises and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the estimated useful lives or remaining lease terms. Useful lives range from 5 years to 40 years for buildings and improvements, 3 years to 10 years for software and 3 years to 10 years for furniture and equipment. Construction in progress represents construction and systems projects underway that have not yet been placed into service. Depreciation and amortization begin once the assets are placed into service. Repair and maintenance costs are charged to expense as incurred.

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

Federal and State Income Taxes

BOK Financial and its subsidiaries file consolidated tax returns. The subsidiaries provide for income taxes on a separate return basis and remit to BOK Financial amounts determined to be currently payable. BOK Financial is agent for its subsidiaries under the Company's tax sharing agreements and has no ownership rights to any refunds received for the benefit of its subsidiaries.

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

Stock Compensation Plans

BOK Financial awards stock options and non-vested common shares as compensation to certain officers. Grant date fair value of stock options is based on the Black-Scholes option pricing model. Stock options generally have graded vesting over 7 years. Each tranche is considered a separate award for valuation and compensation cost recognition. Grant date fair value of non-vested shares is based on the current market value of BOK Financial common stock. Non-vested shares awarded prior to 2013 generally cliff vest in 5 years. Non-vested shares awarded in January 2013 generally cliff vest in 3 years and are subject to a two year holding period after vesting.

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

Newly Adopted and Pending Accounting Pronouncements

Financial Accounting Standards Board ("FASB")

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

FASB Accounting Standards Update No. 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (ASU 2013-08)

On June 7, 2013, the FASB issued ASU 2013-08 which amends the criteria an entity would need to meet to qualify as an investment company under ASC 946, Financial Services - Investment Companies. ASU 2013-08 also provides additional implementation guidance for the assessment and requires additional disclosures. ASU 2013-08 is effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption prohibited. The adoption of ASU 2013-08 is not expected to have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01)

On January 15, 2014, the FASB issued ASU 2014-01 to simplify the amortization method an entity uses and modify the criteria to elect a measurement and presentation alternative, including the simplified amortization method, for certain investments in qualified affordable housing projects. This alternative permits the entity to present the investment's performance net of the related tax benefits as part of income tax expense. ASU 2014-01 is effective for the Company for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. Adoption of ASU 2014-01 may affect income statement presentation, but otherwise is not expected to have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure

On January 17, 2014, the FASB issued ASU 2014-04 to clarify when an entity is considered to have obtained physical possession (from an in-substance possession or foreclosure) of a residential real estate property collateralizing a mortgage loan. Upon physical possession of such real property, an entity is required to reclassify the nonperforming mortgage loan to other real estate owned. ASU is effective for the Company for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. Adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2013		December 31, 2012
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$34,120	$77	$16,545	$(57)
U.S. agency residential mortgage-backed securities	21,011	123	86,361	447
Municipal and other tax-exempt securities	27,350	(182)	90,326	(226)
Other trading securities	9,135	(7)	20,870	(13)
Total	$91,616	$11	$214,102	$151
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2013
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$440,187	$440,187	$439,870	$2,452	$(2,769)
U.S. agency residential mortgage-backed securities – Other	48,351	50,182	51,864	1,738	(56)
Other debt securities	187,509	187,509	195,393	8,497	(613)
Total	$676,047	$677,878	$687,127	$12,687	$(3,438)

[1]
Carrying value includes $1.8 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

[1]
Carrying value includes $5.0 million of net unrealized gain which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

The amortized cost and fair values of investment securities at December 31, 2013, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$33,821	$308,451	$57,873	$40,042	$440,187	4.43
Fair value	33,996	308,701	57,168	40,005	439,870
Nominal yield¹	2.91%	1.66%	2.65%	4.75%	2.23%
Other debt securities:
Carrying value	$9,138	$33,043	$44,539	$100,789	$187,509	8.63
Fair value	9,140	33,269	44,686	108,298	195,393
Nominal yield	4.08%	5.02%	5.27%	6.27%	5.71%
Total fixed maturity securities:
Carrying value	$42,959	$341,494	$102,412	$140,831	$627,696	5.69
Fair value	43,136	341,970	101,854	148,303	635,263
Nominal yield	3.16%	1.98%	3.79%	5.84%	3.27%
Residential mortgage-backed securities:
Carrying value					$50,182	³
Fair value					51,864
Nominal yield[4]					2.73%
Total investment securities:
Carrying value					$677,878
Fair value					687,127
Nominal yield					3.23%

1.	Calculated on a taxable equivalent basis using a 39% effective tax rate.

2.	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

3.	The average expected lives of residential mortgage-backed securities were 3.1 years based upon current prepayment assumptions.

4.
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 31, 2013
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,042	$1,042	$—	$—	$—
Municipal and other tax-exempt	73,232	73,775	1,606	(1,063)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,224,327	4,232,332	68,154	(60,149)	—
FHLMC	2,308,341	2,293,943	25,813	(40,211)	—
GNMA	1,151,225	1,152,128	9,435	(8,532)	—
Other	36,296	37,607	1,311	—	—
Total U.S. government agencies	7,720,189	7,716,010	104,713	(108,892)	—
Private issue:
Alt-A loans	104,559	107,212	4,386	—	(1,733)
Jumbo-A loans	109,622	113,887	4,974	—	(709)
Total private issue	214,181	221,099	9,360	—	(2,442)
Total residential mortgage-backed securities	7,934,370	7,937,109	114,073	(108,892)	(2,442)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,100,146	2,055,804	1,042	(45,384)	—
Other debt securities	35,061	35,241	368	(188)	—
Perpetual preferred stock	22,171	22,863	705	(13)	—
Equity securities and mutual funds	19,069	21,328	2,326	(67)	—
Total	$10,185,091	$10,147,162	$120,120	$(155,607)	$(2,442)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2012
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,002	$2	$—	$—
Municipal and other tax-exempt	84,892	87,142	2,414	(164)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,308,463	5,453,549	146,247	(1,161)	—
FHLMC	2,978,608	3,045,564	66,956	—	—
GNMA	1,215,554	1,237,041	21,487	—	—
Other	148,025	153,667	5,642	—	—
Total U.S. government agencies	9,650,650	9,889,821	240,332	(1,161)	—
Private issue:
Alt-A loans	124,314	123,174	1,440	—	(2,580)
Jumbo-A loans	198,588	201,989	5,138	(134)	(1,603)
Total private issue	322,902	325,163	6,578	(134)	(4,183)
Total residential mortgage-backed securities	9,973,552	10,214,984	246,910	(1,295)	(4,183)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	890,746	895,075	5,006	(677)	—
Other debt securities	35,680	36,389	709	—	—
Perpetual preferred stock	22,171	25,072	2,901	—	—
Equity securities and mutual funds	24,593	27,557	3,242	(278)	—
Total	$11,032,634	$11,287,221	$261,184	$(2,414)	$(4,183)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at December 31, 2013, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years[6]	Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,042	$—	$—	$—	$1,042	1.16
Fair value	1,042	—	—	—	1,042
Nominal yield	0.24%	—%	—%	—%	0.24%
Municipal and other tax-exempt:
Amortized cost	1,856	36,183	3,239	31,954	73,232	10.48
Fair value	1,882	37,470	3,451	30,972	73,775
Nominal yield¹	6.35%	3.84%	6.34%	5.41%	4.70%
Commercial mortgage-backed securities:
Amortized cost	—	626,327	1,104,095	369,724	2,100,146	9.41
Fair value	—	619,219	1,073,471	363,114	2,055,804
Nominal yield	—%	1.22%	1.43%	1.25%	1.34%
Other debt securities:
Amortized cost	24,992	5,169	—	4,900	35,061	5.31
Fair value	25,270	5,259	—	4,712	35,241
Nominal yield	1.74%	2.12%	—%	1.54%	1.77%
Total fixed maturity securities:
Amortized cost	$27,890	$667,679	$1,107,334	$406,578	$2,209,481	9.38
Fair value	28,194	661,948	1,076,922	398,798	2,165,862
Nominal yield	2.05%	1.37%	1.44%	1.58%	1.45%
Residential mortgage-backed securities:
Amortized cost					$7,934,370	[2]
Fair value					7,937,109
Nominal yield[4]					1.90%
Equity securities and mutual funds:
Amortized cost					$41,240	³
Fair value					44,191
Nominal yield					1.33%
Total available-for-sale securities:
Amortized cost					$10,185,091
Fair value					10,147,162
Nominal yield					1.80%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.3 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Proceeds	$2,436,093	$1,744,662	2,725,760
Gross realized gains	25,711	41,191	41,284
Gross realized losses	(14,991)	(7,346)	(7,140)
Related federal and state income tax expense	4,170	13,166	13,282

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	December 31,
	2013	2012
Investment:
Carrying value	$89,087	$117,346
Fair value	91,804	121,647

Available for sale:
Amortized cost	5,171,782	4,070,250
Fair value	5,133,530	4,186,390

The secured parties do not have the right to sell or re-pledge these securities. At December 31, 2012, municipal trading securities with a fair value of $13 million were pledged as collateral on a line of credit for the trading activities of BOSC, Inc. Under the terms of the credit agreement, the creditor has the right to sell or repledge the collateral. No trading securities were pledged as collateral as of December 31, 2013.

Temporarily Impaired Securities as of December 31, 2013
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	107	$166,382	$1,921	$53,073	$848	$219,455	$2,769
U.S. Agency residential mortgage-backed securities – Other	2	15,224	56	—	—	15,224	56
Other debt securities	30	10,932	549	777	64	11,709	613
Total investment	139	$192,538	$2,526	$53,850	$912	$246,388	$3,438

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	27	$13,286	$245	$17,805	$818	$31,091	$1,063
Residential mortgage-backed securities:
U. S. agencies:
FNMA	81	2,281,491	60,149	—	—	2,281,491	60,149
FHLMC	50	1,450,588	40,211	—	—	1,450,588	40,211
GNMA	27	647,058	8,532	—	—	647,058	8,532
Total U.S. agencies	158	4,379,137	108,892	—	—	4,379,137	108,892
Private issue[1]:
Alt-A loans	7	11,043	756	30,774	977	41,817	1,733
Jumbo-A loans	9	14,642	709	—	—	14,642	709
Total private issue	16	25,685	1,465	30,774	977	56,459	2,442
Total residential mortgage-backed securities	174	4,404,822	110,357	30,774	977	4,435,596	111,334
Commercial mortgage-backed securities guaranteed by U.S. government agencies	123	1,800,717	45,302	2,286	82	1,803,003	45,384
Other debt securities	3	4,712	188	—	—	4,712	188
Perpetual preferred stocks	1	4,988	13	—	—	4,988	13
Equity securities and mutual funds	118	2,070	67	—	—	2,070	67
Total available for sale	446	$6,230,595	$156,172	$50,865	$1,877	$6,281,460	$158,049
1Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	7	11,043	756	30,774	977	41,817	1,733
Jumbo-A loans	9	14,642	709	—	—	14,642	709

Temporarily Impaired Securities as of December 31, 2012
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt	53	$92,768	$483	$—	$—	$92,768	$483
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	14	881	20	—	—	881	20
Total investment	67	$93,649	$503	$—	$—	$93,649	$503

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:

Municipal and other tax-exempt	38	$6,150	$11	$26,108	$153	$32,258	$164
Residential mortgage-backed securities:
U. S. agencies:
FNMA	12	161,828	1,161	—	—	161,828	1,161
FHLMC	—	—	—	—	—	—	—
GNMA	—	—	—	—	—	—	—
Total U.S. agencies	12	161,828	1,161	—	—	161,828	1,161
Private issue[1]:
Alt-A loans	12	—	—	87,907	2,580	87,907	2,580
Jumbo-A loans	11	—	—	43,252	1,737	43,252	1,737
Total private issue	23	—	—	131,159	4,317	131,159	4,317
Total residential mortgage-backed securities	35	161,828	1,161	131,159	4,317	292,987	5,478
Commercial mortgage-backed securities guaranteed by U.S. government agencies	8	275,065	677	—	—	275,065	677
Other debt securities	3	4,899	—	—	—	4,899	—
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	22	202	1	2,161	277	2,363	278
Total available for sale	106	$448,144	$1,850	$159,428	$4,747	$607,572	$6,597

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	12	$—	$—	$87,907	$2,580	$87,907	$2,580
Jumbo-A loans	10	—	—	29,128	1,602	29,128	1,602

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of December 31, 2013, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at December 31, 2013.

At December 31, 2013, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt/GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$280,583	$278,789	$20,784	$21,012	$—	$—	$138,820	$140,069	$440,187	$439,870
Mortgage-backed securities -- other	50,182	51,864	—	—	—	—	—	—	—	—	50,182	51,864
Other debt securities	—	—	167,463	175,921	—	—	—	—	20,046	19,472	187,509	195,393
Total investment securities	$50,182	$51,864	$448,046	$454,710	$20,784	$21,012	$—	$—	$158,866	$159,541	$677,878	$687,127

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,042	$1,042	$—	$—	$—	$—	$—	$—	$—	$—	$1,042	$1,042
Municipal and other tax-exempt	—	—	44,969	45,984	15,854	15,545	—	—	12,409	12,246	73,232	73,775
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,224,327	4,232,332	—	—	—	—	—	—	—	—	4,224,327	4,232,332
FHLMC	2,308,341	2,293,943	—	—	—	—	—	—	—	—	2,308,341	2,293,943
GNMA	1,151,225	1,152,128	—	—	—	—	—	—	—	—	1,151,225	1,152,128
Other	36,296	37,607	—	—	—	—	—	—	—	—	36,296	37,607
Total U.S. government agencies	7,720,189	7,716,010	—	—	—	—	—	—	—	—	7,720,189	7,716,010
Private issue:
Alt-A loans	—	—	—	—	—	—	104,559	107,212	—	—	104,559	107,212
Jumbo-A loans	—	—	—	—	—	—	109,622	113,887	—	—	109,622	113,887
Total private issue	—	—	—	—	—	—	214,181	221,099	—	—	214,181	221,099
Total residential mortgage-backed securities	7,720,189	7,716,010	—	—	—	—	214,181	221,099	—	—	7,934,370	7,937,109
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,100,146	2,055,804	—	—	—	—	—	—	—	—	2,100,146	2,055,804
Other debt securities	—	—	4,900	4,712	30,161	30,529	—	—	—	—	35,061	35,241
Perpetual preferred stock	—	—	—	—	11,406	11,859	10,765	11,004	—	—	22,171	22,863
Equity securities and mutual funds	—	—	4	457	—	—	—	—	19,065	20,871	19,069	21,328
Total available for sale securities	$9,821,377	$9,772,856	$49,873	$51,153	$57,421	$57,933	$224,946	$232,103	$31,474	$33,117	$10,185,091	$10,147,162

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At December 31, 2013, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade by at least one of the nationally-recognized rating agencies. The gross unrealized loss on these securities totaled $2.4 million. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, changes in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

December 31,
	2013	2012

Unemployment rate	Increasing to 7.3% over the next 12 months and remain at 7.3% thereafter	Increasing to 8.5% over the next 12 months, dropping to 8% over the following 21 months and holding at 8% thereafter.
Housing price appreciation/depreciation
Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 4% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.

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

Remaining credit enhancement is the amount of credit enhancement available to absorb current projected losses within the pool of loans that support the security. The Company acquires the benefit of credit enhancement by investing in super-senior tranches for many of our residential mortgage-backed securities. Subordinated tranches held by other investors are specifically designed to absorb losses before the super-senior tranches which added an additional layer to the typical credit support for these types of bonds. Current projected losses consider depreciation of home prices based on FHFA data, estimated costs and additional losses to liquidate collateral and delinquency status of the individual loans underlying the security.

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities was charged against other comprehensive income, net of deferred taxes.

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $938 thousand of additional credit loss impairments in earnings during 2013. The Company recognized credit loss impairments on private-label residential mortgage-backed securities in earnings of $5.9 million in 2012 and $21.9 million in 2011.

In addition to other-than-temporary impairment charges on private-label residential mortgage-backed securities, the Company recognized $1.4 million of credit loss impairment in earnings during 2013 for certain below investment grade municipal securities based on an assessment of the issuer's on-going financial difficulties and bankruptcy filing in 2011. The Company recognized $1.0 million in impairment charges on these securities in 2012 and $1.6 million of impairment losses on these securities in 2011.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Year ended
				December 31, 2013		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	16	$104,559	$107,212	4	$938	16	$49,126
Jumbo-A	31	109,622	113,887	—	—	29	18,220
Total	47	$214,181	$221,099	4	$938	45	$67,346

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Based on this evaluation, no other-than-temporary impairment losses was recorded in earnings on any equity securities during 2013. All remaining impairment of equity securities was considered temporary at December 31, 2013 and December 31, 2012. A $457 thousand other-than-temporary impairment loss related to equity securities was recorded in earnings in 2012 and no impairment losses were recorded in 2011.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Year Ended December 31,
	2013	2012
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$75,228	$76,131
Additions for credit-related OTTI not previously recognized	618	113
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	320	6,780
Reductions for change in intent to hold before recovery	(3,589)	—
Sales	(5,231)	(7,796)
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$67,346	$75,228
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

The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	December 31, 2013		December 31, 2012
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities	$157,431	$(8,378)	$257,040	$3,314
Corporate debt securities	—	—	26,486	1,409
Other securities	$9,694	$209	$770	$47
Total	$167,125	$(8,169)	$284,296	$4,770

Restricted Equity Securities

Restricted equity securities include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). Restricted equity securities are carried at cost as theses securities do not have a readily determined fair value because ownership of these shares are restricted and lacks a market. Federal Reserve Bank stock totaled $34 million at December 31, 2013 and $34 million at December 31, 2012. Holdings of FHLB stock totaled $51 million at December 31, 2013 and $31 million at December 31, 2012.

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2013 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$10,817,159	$102,921	$(46,623)	$56,298	$—	$56,298
Interest rate swaps	1,283,379	44,124	—	44,124	(731)	43,393
Energy contracts	1,263,266	48,078	(29,957)	18,121	(2,575)	15,546
Agricultural contracts	100,886	2,060	(1,166)	894	—	894
Foreign exchange contracts	136,543	136,543	—	136,543	(2,147)	134,396
Equity option contracts	210,816	17,957	—	17,957	(3,472)	14,485
Total customer risk management programs	13,812,049	351,683	(77,746)	273,937	(8,925)	265,012
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$13,812,049	$351,683	$(77,746)	$273,937	$(8,925)	$265,012

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$10,982,049	$99,830	$(46,623)	$53,207	$—	$53,207
Interest rate swaps	1,283,379	44,377	—	44,377	(17,853)	26,524
Energy contracts	1,216,426	46,095	(29,957)	16,138	(6,055)	10,083
Agricultural contracts	99,191	2,009	(1,166)	843	—	843
Foreign exchange contracts	135,237	135,237	—	135,237	(294)	134,943
Equity option contracts	210,816	17,957	—	17,957	—	17,957
Total customer risk management programs	13,927,098	345,505	(77,746)	267,759	(24,202)	243,557
Interest rate risk management programs	47,000	3,628	—	3,628	—	3,628
Total derivative contracts	$13,974,098	$349,133	$(77,746)	$271,387	$(24,202)	$247,185

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

When bilateral netting agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by counterparty basis.

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. As of December 31, 2013, a decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $26 million.

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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statement of Earnings (in thousands):

	Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$42	$—	$1,070	$—	$(4,047)	$—
Interest rate swaps	2,991	—	3,458	—	3,193	—
Energy contracts	8,303	—	8,171	—	5,262	—
Agricultural contracts	357	—	382	—	341	—
Foreign exchange contracts	687	—	612	—	565	—
Equity option contracts	—	—	—	—	—	—
Total Customer Risk Management Programs	12,380	—	13,693	—	5,314	—
Interest Rate Risk Management Programs	—	(4,367)	—	(301)	—	2,526
Total Derivative Contracts	$12,380	$(4,367)	$13,693	$(301)	$5,314	$2,526
At December 31, 2013, BOK Financial had interest rate swaps with a notional value of $47 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

None of these derivative contracts have been designated as hedging instruments.
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2013				December 31, 2012
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,637,620	$6,288,841	$16,760	$7,943,221	$2,955,779	$4,661,666	$24,467	$7,641,912
Commercial real estate	770,908	1,603,595	40,850	2,415,353	779,114	1,389,259	60,626	2,228,999
Residential mortgage	1,783,615	226,092	42,319	2,052,026	1,747,038	251,394	46,608	2,045,040
Consumer	135,494	244,950	1,220	381,664	175,412	217,384	2,709	395,505
Total	$4,327,637	$8,363,478	$101,149	$12,792,264	$5,657,343	$6,519,703	$134,410	$12,311,456
Accruing loans past due (90 days)[1]				$1,415				$3,925
Foregone interest on nonaccrual loans				$5,361				$8,587

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At December 31, 2013, loans to businesses and individuals with collateral primarily located in Texas totaled $4.3 billion or 34% of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.3 billion or 26% of our total loan portfolio. Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. At December 31, 2012, loans to businesses and individuals with collateral primarily located in Texas totaled $4.0 billion or 32% of the loan portfolio and loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.3 billion or 27% of the loan portfolio.

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

At December 31, 2013, commercial loans with collateral primarily located in Texas totaled $2.8 billion or 36% of the commercial loan portfolio segment and commercial loans with collateral primarily locate in Oklahoma totaled $1.9 billion or 23% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.4 billion or 18% of total loans at December 31, 2013, including $2.0 billion of outstanding loans to energy producers. Approximately 59% of committed production loans are secured by properties primarily producing oil and 41% are secured by properties producing natural gas. The services loan class totaled $2.3 billion at December 31, 2013. Approximately $1.1 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include community foundations, gaming, public finance, insurance and heavy equipment dealers.

At December 31, 2012, commercial loans with collateral primarily located in Texas totaled $2.6 billion or 34% of the commercial loan portfolio segment and commercial loans with collateral primarily locate in Oklahoma totaled $1.9 billion or 25% of the commercial loan portfolio segment. The energy loan class totaled $2.5 billion and the services loan class totaled $2.2 billion. Approximately $993 million of loans in the services category consisted of loans with individual balances of less than $10 million.

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

At December 31, 2013, 32% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 19% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma and 11% of commercial real estate loans are secured by properties located primarily in Albuquerque, New Mexico. At December 31, 2012, 31% of commercial real estate loans were secured by properties in Texas, 19% of commercial real estate loans were secured by properties in Oklahoma and 13% of commercial real estate loans are secured by properties located primarily in Albuquerque, New Mexico.

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

At December 31, 2013 and 2012, residential mortgage loans included $182 million and $160 million, respectively, of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $808 million at December 31, 2013 and $761 million at December 31, 2012. At December 31, 2013, 70% of the home equity loan portfolio was comprised of first lien loans and 30% of the home equity portfolio was comprised of junior lien loans. Junior lien loans were distributed 74% to amortizing term loans and 26% to revolving lines of credit. At December 31, 2012, 68% of the home equity portfolio was comprised of first lien loans and 32% of the home equity loan portfolio was comprised on junior lien loans. Junior lien loans were distributed 78% to amortizing term loans and 22% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information.

At December 31, 2013, 38% of residential mortgage loans are secured by properties located in Oklahoma, 27% of residential mortgage loans are secured by properties located in Texas, 12% of residential mortgage are secured by properties located in New Mexico and 10% of residential mortgage are secured by properties located in Colorado. At December 31, 2012, 34% of residential mortgage were secured by properties in Texas, 23% of residential mortgage loans were secured by properties in Oklahoma, and 17% of residential mortgage loans are secured by properties in New Mexico and 11% of residential mortgage are secured by properties located in Colorado.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2013, outstanding commitments totaled $7.1 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2013, outstanding standby letters of credit totaled $444 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2013, outstanding commercial letters of credit totaled $13 million.

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

The activity in the allowance for loan losses and the accrual for off-balance sheet credit risk related to loan commitments and standby letters of credit for the year ended December 31, 2013 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific allowance	Total
Allowance for loan losses:
Beginning balance	$65,280	$54,884	$41,703	$9,453	$44,187	$215,507
Provision for loan losses	12,747	(16,886)	(8,043)	83	(15,974)	(28,073)
Loans charged off	(6,335)	(5,845)	(5,753)	(7,349)	—	(25,282)
Recoveries	7,488	9,420	1,558	4,778	—	23,244
Ending balance	$79,180	$41,573	$29,465	$6,965	$28,213	$185,396

Accrual for off-balance sheet credit risk:
Beginning balance	$475	$1,353	$78	$9	$—	$1,915
Provision for off-balance sheet credit risk	(356)	523	12	(6)	—	173
Ending balance	$119	$1,876	$90	$3	$—	$2,088

Total provision for credit losses	$12,391	$(16,363)	$(8,031)	$77	$(15,974)	$(27,900)

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2013 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,926,461	$78,607	$16,760	$573	$7,943,221	$79,180
Commercial real estate	2,374,503	41,440	40,850	133	2,415,353	41,573
Residential mortgage	2,010,483	29,217	41,543	248	2,052,026	29,465
Consumer	380,445	6,965	1,219	—	381,664	6,965
Total	12,691,892	156,229	100,372	954	12,792,264	157,183

Nonspecific allowance	—	—	—	—	—	28,213

Total	$12,691,892	$156,229	$100,372	$954	$12,792,264	$185,396

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at December 31, 2013 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,888,219	$78,250	$55,002	$930	$7,943,221	$79,180
Commercial real estate	2,415,353	41,573	—	—	2,415,353	41,573
Residential mortgage	220,635	5,481	1,831,391	23,984	2,052,026	29,465
Consumer	265,533	2,657	116,131	4,308	381,664	6,965
Total	10,789,740	127,961	2,002,524	29,222	12,792,264	157,183

Nonspecific allowance	—	—	—	—	—	28,213

Total	$10,789,740	$127,961	$2,002,524	$29,222	$12,792,264	$185,396

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

The following table summarizes the Company’s loan portfolio at December 31, 2013 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccruing	Performing	Nonaccruing	Total
Commercial:
Energy	$2,347,519	$2,381	$1,860	$—	$—	$2,351,760
Services	2,265,984	11,304	4,922	—	—	2,282,210
Wholesale/retail	1,191,791	2,604	6,969	—	—	1,201,364
Manufacturing	381,794	9,365	592	—	—	391,751
Healthcare	1,272,626	34	1,586	—	—	1,274,246
Integrated food services	145,758	4,736	—	—	—	150,494
Other commercial and industrial	235,636	—	758	54,929	73	291,396
Total commercial	7,841,108	30,424	16,687	54,929	73	7,943,221

Commercial real estate:
Residential construction and land development	173,488	15,393	17,377	—	—	206,258
Retail	579,506	1,684	4,857	—	—	586,047
Office	403,951	1,157	6,391	—	—	411,499
Multifamily	562,800	13,695	7	—	—	576,502
Industrial	243,625	—	252	—	—	243,877
Other commercial real estate	371,628	7,576	11,966	—	—	391,170
Total commercial real estate	2,334,998	39,505	40,850	—	—	2,415,353

Residential mortgage:
Permanent mortgage	210,142	3,283	7,210	815,040	27,069	1,062,744
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	180,821	777	181,598
Home equity	—	—	—	800,420	7,264	807,684
Total residential mortgage	210,142	3,283	7,210	1,796,281	35,110	2,052,026

Consumer:
Indirect automobile	—	—	—	5,796	717	6,513
Other consumer	264,536	795	202	109,318	300	375,151
Total consumer	264,536	795	202	115,114	1,017	381,664

Total	$10,650,784	$74,007	$64,949	$1,966,324	$36,200	$12,792,264

The following table summarizes the Company’s loan portfolio at December 31, 2012 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccruing	Performing	Nonaccruing	Total
Commercial:
Energy	$2,448,954	$9,245	$2,460	$—	$—	$2,460,659
Services	2,119,734	32,362	12,090	—	—	2,164,186
Wholesale/retail	1,093,413	9,949	3,077	—	—	1,106,439
Manufacturing	337,132	9,345	2,007	—	—	348,484
Healthcare	1,077,773	467	3,166	—	—	1,081,406
Integrated food services	190,422	—	684	—	—	191,106
Other commercial and industrial	266,329	4,914	919	17,406	64	289,632
Total commercial	7,533,757	66,282	24,403	17,406	64	7,641,912

Commercial real estate:
Residential construction and land development	204,010	22,952	26,131	—	—	253,093
Retail	508,342	6,327	8,117	—	—	522,786
Office	405,763	15,280	6,829	—	—	427,872
Multifamily	393,566	6,624	2,706	—	—	402,896
Industrial	241,761	265	3,968	—	—	245,994
Other commercial real estate	351,663	11,820	12,875	—	—	376,358
Total commercial real estate	2,105,105	63,268	60,626	—	—	2,228,999

Residential mortgage:
Permanent mortgage	242,823	10,271	12,409	831,008	27,454	1,123,965
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	159,955	489	160,444
Home equity	—	—	—	754,375	6,256	760,631
Total residential mortgage	242,823	10,271	12,409	1,745,338	34,199	2,045,040

Consumer:
Indirect automobile	—	—	—	33,157	1,578	34,735
Other consumer	229,570	1,091	715	128,978	416	360,770
Total consumer	229,570	1,091	715	162,135	1,994	395,505

Total	$10,111,255	$140,912	$98,153	$1,924,879	$36,257	$12,311,456

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a troubled debt restructuring and all loans repurchased from GNMA pool.

A summary of impaired loans follows (in thousands):

	As of December 31, 2013					For the Year Ended
		Recorded Investment				December 31, 2013
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,860	$1,860	$1,860	$—	$—	$2,160	$—
Services	6,486	4,922	3,791	1,131	516	8,506	—
Wholesale/retail	11,009	6,969	6,937	32	9	5,023	—
Manufacturing	746	592	592	—	—	1,300	—
Healthcare	2,193	1,586	1,538	48	48	2,376	—
Integrated food services	—	—	—	—	—	342	—
Other commercial and industrial	8,532	831	831	—	—	907	—
Total commercial	30,826	16,760	15,549	1,211	573	20,614	—

Commercial real estate:
Residential construction and land development	20,804	17,377	17,050	327	107	21,754	—
Retail	6,133	4,857	4,857	—	—	6,487	—
Office	7,848	6,391	6,383	8	8	6,610	—
Multifamily	7	7	7	—	—	1,357	—
Industrial	252	252	252	—	—	2,110	—
Other real estate loans	14,593	11,966	11,779	187	18	12,421	—
Total commercial real estate	49,637	40,850	40,328	522	133	50,739	—

Residential mortgage:
Permanent mortgage	41,870	34,279	33,869	410	248	37,071	1,582
Permanent mortgage guaranteed by U.S. government agencies[1]	188,436	181,598	181,598	—	—	165,509	6,961
Home equity	7,537	7,264	7,264	—	—	6,760	—
Total residential mortgage	237,843	223,141	222,731	410	248	209,340	8,543

Consumer:
Indirect automobile	719	717	717	—	—	1,148	—
Other consumer	509	502	502	—	—	817	—
Total consumer	1,228	1,219	1,219	—	—	1,965	—

Total	$319,534	$281,970	$279,827	$2,143	$954	$282,658	$8,543

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2013, $777 thousand of these loans are nonaccruing and $181 million are accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, have been recovered.

	As of December 31, 2012					For the Year Ended
		Recorded Investment				December 31, 2012
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$2,460	$2,460	$2,460	$—	$—	$1,398	$—
Services	15,715	12,090	11,940	150	149	14,529	—
Wholesale/retail	9,186	3,077	3,016	61	15	12,129	—
Manufacturing	2,447	2,007	2,007	—	—	12,529	—
Healthcare	4,256	3,166	2,050	1,116	66	4,326	—
Integrated food services	684	684	684	—	—	342	—
Other commercial and industrial	8,482	983	983	—	—	1,387	—
Total commercial	43,230	24,467	23,140	1,327	230	46,640	—

Commercial real estate:
Residential construction and land development	44,721	26,131	25,575	556	155	44,003	—
Retail	9,797	8,117	8,117	—	—	7,490	—
Office	8,949	6,829	6,604	225	21	9,143	—
Multifamily	3,189	2,706	2,706	—	—	3,110	—
Industrial	3,968	3,968	—	3,968	2,290	1,984	—
Other real estate loans	15,377	12,875	10,049	2,826	643	14,181	—
Total commercial real estate	86,001	60,626	53,051	7,575	3,109	79,911	—

Residential mortgage:
Permanent mortgage	51,153	39,863	37,564	2,299	769	32,614	1,590
Permanent mortgage guaranteed by U.S. government agencies[1]	170,740	160,444	160,444	—	—	173,729	6,718
Home equity	6,256	6,256	6,256	—	—	5,329	—
Total residential mortgage	228,149	206,563	204,264	2,299	769	211,672	8,308

Consumer:
Indirect automobile	1,578	1,578	1,578	—	—	1,886	—
Other consumer	1,300	1,131	1,006	125	125	1,226	—
Total consumer	2,878	2,709	2,584	125	125	3,112	—

Total	$360,258	$294,365	$283,039	$11,326	$4,233	$341,335	$8,308

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2012, $489 thousand of these loans are nonaccruing and $160 million are accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of December 31, 2013 were as follows (in thousands):

	As of December 31, 2013
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged-Off During the Year Ended December 31, 2013
Nonaccruing TDRs:
Commercial:
Energy	$—	$—	$—	$—	$—
Services	2,235	852	1,383	237	—
Wholesale/retail	235	89	146	9	—
Manufacturing	391	—	391	—	154
Healthcare	—	—	—	—	—
Integrated food services	—	—	—	—	—
Other commercial and industrial	771	173	598	—	—
Total commercial	3,632	1,114	2,518	246	154

Commercial real estate:
Residential construction and land development	10,148	1,444	8,704	107	46
Retail	4,359	3,141	1,218	—	582
Office	5,059	3,872	1,187	—	117
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	5,011	2,885	2,126	—	—
Total commercial real estate	24,577	11,342	13,235	107	745

Residential mortgage:
Permanent mortgage	18,697	12,214	6,483	88	469
Home equity	4,045	3,531	514	—	112
Total residential mortgage	22,742	15,745	6,997	88	581

Consumer:
Indirect automobile	629	555	74	—	1
Other consumer	379	203	176	—	—
Total consumer	1,008	758	250	—	1

Total nonaccruing TDRs	$51,959	$28,959	$23,000	$441	$1,481

Accruing TDRs:
Residential mortgage:
Permanent mortgage	—	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	54,322	13,384	40,938	—	—
Total residential mortgage	54,322	13,384	40,938	—	—

Total accruing TDRs	54,322	13,384	40,938	—	—

Total TDRs	$106,281	$42,343	$63,938	$441	$1,481

A summary of troubled debt restructurings by accruing status as of December 31, 2012 were as follows (in thousands):

	As of December 31, 2012
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged-off During the Year Ended December 31, 2012
Nonaccruing TDRs:
Commercial:
Energy	$—	$—	$—	$—	$—
Services	2,492	2,099	393	45	—
Wholesale/retail	2,290	1,362	928	15	107
Manufacturing	—	—	—	—	—
Healthcare	64	64	—	—	—
Integrated food services	—	—	—	—	—
Other commercial and industrial	675	—	675	—	—
Total commercial	5,521	3,525	1,996	60	107

Commercial real estate:
Residential construction and land development	14,898	9,989	4,909	76	1,143
Retail	6,785	5,735	1,050	—	150
Office	3,899	1,920	1,979	—	269
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	5,017	3,399	1,618	—	2,182
Total commercial real estate	30,599	21,043	9,556	76	3,744

Residential mortgage:
Permanent mortgage	20,490	12,214	8,276	54	1,476
Home equity	—	—	—	—	—
Total residential mortgage	20,490	12,214	8,276	54	1,476

Consumer:
Indirect automobile	—	—	—	—	—
Other consumer	2,860	2,589	271	83	198
Total consumer	2,860	2,589	271	83	198

Total nonaccuring TDRs	$59,470	$39,371	$20,099	$273	$5,525

Accruing TDRs:
Residential mortgage:
Permanent mortgage	—	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	38,515	8,755	29,760	—	—
Total residential mortgage	38,515	8,755	29,760	—	—

Total accruing TDRs	38,515	8,755	29,760	—	—

Total TDRs	$97,985	$48,126	$49,859	$273	$5,525

Troubled debt restructurings generally consist of interest rates concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following table details the recorded balance of loans at December 31, 2013 by class that were restructured during the year ended December 31, 2013 by primary type of concession (in thousands):

	Year Ended December 31, 2013
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	1,080	—	1,080	1,080
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	391	—	391	391
Healthcare	—	—	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	139	—	57	196	196
Total commercial	—	—	—	139	1,471	57	1,667	1,667

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	486	—	486	486
Office	—	—	—	—	2,819	—	2,819	2,819
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	517	—	517	517
Total commercial real estate	—	—	—	—	3,822	—	3,822	3,822

Residential mortgage:
Permanent mortgage	—	—	—	—	1,062	1,894	2,956	2,956
Permanent mortgage guaranteed by U.S. government agencies	11,545	12,518	24,063	—	—	—	—	24,063
Home equity	—	—	—	—	—	2,800	2,800	2,800
Total residential mortgage	11,545	12,518	24,063	—	1,062	4,694	5,756	29,819

Consumer:
Indirect automobile	—	—	—	—	—	510	510	510
Other consumer	—	—	—	75	—	128	203	203
Total consumer	—	—	—	75	—	638	713	713

Total	$11,545	$12,518	$24,063	$214	$6,355	$5,389	$11,958	$36,021

The following table details the recorded balance of loans by class that were restructured during the year ended December 31, 2012 by primary type of concession (in thousands):

	Year Ended December 31, 2012
	Accruing	Nonaccrual				Total
	Combination & Other	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	875	—	—	875	875
Wholesale/retail	—	885	—	—	885	885
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	64	64	64
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	1,760	—	64	1,824	1,824

Commercial real estate:
Residential construction and land development	—	1,219	8,359	—	9,578	9,578
Retail	—	2,379	—	—	2,379	2,379
Office	—	1,350	570	—	1,920	1,920
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	1,573	—	1,573	1,573
Total commercial real estate	—	4,948	10,502	—	15,450	15,450

Residential mortgage:
Permanent mortgage	—	1,214	—	2,518	3,732	3,732
Permanent mortgage guaranteed by U.S. government agencies	17,398	—	—	—	—	17,398
Home equity	—	—	—	—	—	—
Total residential mortgage	17,398	1,214	—	2,518	3,732	21,130

Consumer:
Indirect automobile	—	—	—	—	—	—
Other consumer	—	223	—	2,508	2,731	2,731
Total consumer	—	223	—	2,508	2,731	2,731

Total	$17,398	$8,145	$10,502	$5,090	$23,737	$41,135

The following table summarizes, by loan class, the recorded investment at December 31, 2013 and 2012, respectively of loans modified as TDRs within the previous 12 months and for which there was a payment default during the years ended December 31, 2013 and 2012, respectively (in thousands):

	Year Ended
	December 31, 2013			December 31, 2012
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	1,080	1,080	—	875	875
Wholesale/retail	—	—	—	—	885	885
Manufacturing	—	391	391	—	—	—
Healthcare	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—
Other commercial and industrial	—	164	164	—	—	—
Total commercial	—	1,635	1,635	—	1,760	1,760

Commercial real estate:
Residential construction and land development	—	—	—	—	2,000	2,000
Retail	—	486	486	—	2,379	2,379
Office	—	2,819	2,819	—	1,350	1,350
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	517	517	—	—	—
Total commercial real estate	—	3,822	3,822	—	5,729	5,729

Residential mortgage:
Permanent mortgage	—	586	586	—	2,692	2,692
Permanent mortgage guaranteed by U.S. government agencies	23,918	—	23,918	17,251	—	17,251
Home equity	—	590	590	—	—	—
Total residential mortgage	23,918	1,176	25,094	17,251	2,692	19,943

Consumer:
Indirect automobile	—	115	115	—	—	—
Other consumer	—	40	40	—	462	462
Total consumer	—	155	155	—	462	462

Total	$23,918	$6,788	$30,706	$17,251	$10,643	$27,894

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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2013 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,347,267	$2,483	$150	$1,860	$2,351,760
Services	2,276,036	1,210	42	4,922	2,282,210
Wholesale/retail	1,193,905	338	152	6,969	1,201,364
Manufacturing	391,159	—	—	592	391,751
Healthcare	1,272,660	—	—	1,586	1,274,246
Integrated food services	150,494	—	—	—	150,494
Other commercial and industrial	290,479	81	5	831	291,396
Total commercial	7,922,000	4,112	349	16,760	7,943,221

Commercial real estate:
Residential construction and land development	188,434	428	19	17,377	206,258
Retail	580,926	264	—	4,857	586,047
Office	404,505	603	—	6,391	411,499
Multifamily	576,495	—	—	7	576,502
Industrial	243,625	—	—	252	243,877
Other real estate loans	376,699	1,493	1,012	11,966	391,170
Total commercial real estate	2,370,684	2,788	1,031	40,850	2,415,353

Residential mortgage:
Permanent mortgage	1,018,670	9,795	—	34,279	1,062,744
Permanent mortgages guaranteed by U.S. government agencies	21,916	17,290	141,615	777	181,598
Home equity	797,299	3,087	34	7,264	807,684
Total residential mortgage	1,837,885	30,172	141,649	42,320	2,052,026

Consumer:
Indirect automobile	5,466	330	—	717	6,513
Other consumer	373,951	697	1	502	375,151
Total consumer	379,417	1,027	1	1,219	381,664

Total	$12,509,986	$38,099	$143,030	$101,149	$12,792,264

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2012 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,454,928	$3,071	$200	$2,460	$2,460,659
Services	2,150,386	1,710	—	12,090	2,164,186
Wholesale/retail	1,103,307	5	50	3,077	1,106,439
Manufacturing	346,442	35	—	2,007	348,484
Healthcare	1,077,022	1,040	178	3,166	1,081,406
Integrated food services	190,416	6	—	684	191,106
Other commercial and industrial	288,522	127	—	983	289,632
Total commercial	7,611,023	5,994	428	24,467	7,641,912

Commercial real estate:
Residential construction and land development	226,962	—	—	26,131	253,093
Retail	514,252	349	68	8,117	522,786
Office	417,866	3,177	—	6,829	427,872
Multifamily	400,151	39	—	2,706	402,896
Industrial	242,026	—	—	3,968	245,994
Other real estate loans	358,030	2,092	3,361	12,875	376,358
Total commercial real estate	2,159,287	5,657	3,429	60,626	2,228,999

Residential mortgage:
Permanent mortgage	1,075,687	8,366	49	39,863	1,123,965
Permanent mortgages guaranteed by U.S. government agencies	26,560	13,046	120,349	489	160,444
Home equity	752,100	2,275	—	6,256	760,631
Total residential mortgage	1,854,347	23,687	120,398	46,608	2,045,040

Consumer:
Indirect automobile	31,869	1,273	15	1,578	34,735
Other consumer	358,308	1,327	4	1,131	360,770
Total consumer	390,177	2,600	19	2,709	395,505

Total	$12,014,834	$37,938	$124,274	$134,410	$12,311,456

(5) Premises and Equipment

Premises and equipment at December 31 are summarized as follows (in thousands):

	December 31,
	2013	2012
Land	$75,859	$73,616
Buildings and improvements	221,326	214,116
Software	103,473	89,183
Furniture and equipment	163,013	158,020
Construction in progress	31,027	30,408
Subtotal	594,698	565,343
Less accumulated depreciation	316,849	299,423
Total	$277,849	$265,920

Depreciation expense of premises and equipment was $30 million, $33 million and $32 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(6) Goodwill and Intangible Assets

On August 15, 2012, the Company acquired a majority voting interest in a Delaware limited liability corporation and its wholly-owned subsidiary, a Tulsa-based aircraft parts supplier and repair facility. This company divested a portion of its business in 2013, included associated goodwill.

On August 19, 2012, the Company acquired The Milestone Group, Inc. ("Milestone"), a Denver-based Registered Investment Adviser that provides wealth management services to high net worth customers in Colorado and Nebraska.

The purchase price for these acquisitions totaled $37 million, including $24 million paid in cash and $13 million of contingent consideration. The purchase price allocation included $21 million of identifiable intangible assets and $29 million of goodwill.

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	December 31,
	2013	2012
Core deposit premiums	$33,749	$33,749
Less accumulated amortization	32,656	32,180
Net core deposit premiums	1,093	1,569

Other identifiable intangible assets	37,992	38,191
Less accumulated amortization	14,521	11,568
Net other identifiable intangible assets	23,471	26,623

Total intangible assets, net	$24,564	$28,192

The net amortized cost of identifiable intangible assets assigned to the Company’s geographic markets as follows (in thousands):

	December 31,
	2013	2012
Core deposit premiums:
Texas	$816	$1,192
Colorado	277	377
Arizona	—	—
Total core deposit premiums	$1,093	$1,569

Other identifiable intangible assets:
Oklahoma	9,199	9,857
Colorado	13,482	15,976
Kansas/Missouri	790	790
Total other identifiable intangible assets	23,471	26,623

Total intangible assets, net	$24,564	$28,192

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2014	$432	$2,290	$2,722
2015	393	2,290	2,683
2016	247	2,290	2,537
2017	21	2,059	2,080
2018	—	1,595	1,595
Thereafter	—	12,947	12,947
	$1,093	$23,471	$24,564

Goodwill assigned to the Company’s geographic markets as follows (in thousands):

	December 31,
	2013	2012
Goodwill:
Oklahoma	$10,387	$12,607
Texas	240,122	240,122
New Mexico	15,273	15,273
Colorado	77,555	77,555
Arizona	16,422	16,422
Total goodwill	$359,759	$361,979

The changes in the carrying value of goodwill by operating segment for year ended December 31, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Total
Balance, December 31, 2011
Goodwill	$266,728	$39,251	$29,850	$335,829
Accumulated impairment losses	—	(228)	—	(228)
	266,728	39,023	29,850	335,601

Goodwill acquired during 2012	4,434	—	21,944	26,378

Balance, December 31, 2012
Goodwill	271,162	39,251	51,794	362,207
Accumulated impairment losses	—	(228)	—	(228)
	271,162	39,023	51,794	361,979

Goodwill adjustments during 2013	(2,220)	—	—	(2,220)

Balance, December 31, 2013
Goodwill	268,942	39,251	51,794	359,987
Accumulated Impairment	—	(228)	—	(228)
	$268,942	$39,023	$51,794	$359,759

The annual goodwill evaluations for 2013 and 2012 did not indicate impairment for any reporting unit. Economic conditions did not indicate that impairment existed for any identifiable intangible assets and therefore no impairment evaluation was performed.
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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loans commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2013		December 31, 2012
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$192,266	$193,584	$269,718	$281,935
Residential mortgage loan commitments	258,873	2,656	356,634	12,733
Forward sales contracts	435,867	4,306	598,442	(906)
		$200,546		$293,762

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2013 or December 31, 2012. No credit losses were recognized on residential mortgage loans held for sale for years ended December 31, 2013, 2012 and 2011.

Mortgage banking revenue was as follows (in thousands):

	Year Ended
	2013	2012	2011
Originating and marketing revenue:
Residential mortgage loans held for sale	$84,403	$120,599	$57,418
Residential mortgage loan commitments	(10,070)	6,136	4,345
Forward sales contracts	5,212	2,382	(9,781)
Total originating and marketing revenue	79,545	129,117	51,982
Servicing revenue	42,389	40,185	39,661
Total mortgage banking revenue	$121,934	$169,302	$91,643

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	December 31,
	2013	2012	2011
Number of residential mortgage loans serviced for others	106,137	98,246	95,841
Outstanding principal balance of residential mortgage loans serviced for others	$13,718,942	$11,981,624	$11,300,986
Weighted average interest rate	4.40%	4.71%	5.19%
Remaining term (in months)	292	289	290

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2013 is as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2010	$37,900	$77,823	$115,723
Additions, net	—	26,251	26,251
Change in fair value due to loan runoff	(4,699)	(10,045)	(14,744)
Change in fair value due to market changes	(14,298)	(26,149)	(40,447)
Balance, December 31, 2011	$18,903	$67,880	$86,783
Additions, net	—	42,191	42,191
Change in fair value due to loan runoff	(4,164)	(14,788)	(18,952)
Change in fair value due to market changes	(1,763)	(7,447)	(9,210)
Balance, December 31, 2012	$12,976	$87,836	$100,812
Additions, net	—	49,431	49,431
Change in fair value due to loan runoff	(3,029)	(16,601)	(19,630)
Change in fair value due to market changes	5,988	16,732	22,720
Balance, December 31, 2013	$15,935	$137,398	$153,333

Changes in the fair value of mortgage servicing rights are included in Other operating revenue in the Consolidated Statements of Earnings. Changes in fair value due to loan runoff are included in Mortgage banking costs. Changes in fair value due to market changes are reported separately. Changes in fair value due to market changes during the period relate to assets held at the reporting date.

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31,
	2013	2012
Discount rate – risk-free rate plus a market premium	10.21%	10.29%
Prepayment rate – based upon loan interest rate, original term and loan type	6.66% - 26.19%	8.38% - 43.94%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$60 - $105	$55 - $105
Delinquent loans	$150 - $500	$135 - $500
Loans in foreclosure	$1,000 - $4,250	$875 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.80%	0.87%

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at December 31, 2013 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$62,962	$55,721	$27,446	$7,204	$153,333
Outstanding principal of loans serviced for others	$5,454,084	$4,711,703	$2,350,924	$1,202,231	$13,718,942
Weighted average prepayment rate[1]	6.66%	7.85%	9.93%	26.19%	9.34%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At December 31, 2013, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $2.1 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $2.3 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at December 31, 2013 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$4,557,381	$42,359	$10,926	$36,890	$4,647,556
FNMA	4,111,774	26,284	7,828	20,658	4,166,544
GNMA	4,475,016	149,707	43,702	18,113	4,686,538
Other	211,308	1,871	547	4,578	218,304
Total	$13,355,479	$220,221	$63,003	$80,239	$13,718,942

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $191 million at December 31, 2013 and $227 million at December 31, 2012. At December 31, 2013, approximately 4% of the loans sold with recourse with an outstanding principal balance of $6.7 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 6% with an outstanding balance of $12 million were past due 30 to 89 days. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the accrual for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Year Ended
	2013	2012	2011
Beginning balance	$11,359	$18,683	$16,667
Provision for recourse losses	565	(1,891)	8,611
Loans charged off, net	(2,883)	(5,433)	(6,595)
Ending balance	$9,041	$11,359	$18,683

The Company also has off-balance sheet obligation to repurchase or provide indemnification for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements.The Company has established an accrual for credit losses related to potential loan repurchases under representations and warranties that is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings. For 2013, the Company has repurchased 19 loans from the agencies for $2.1 million and recognized $333 thousand of related losses. In addition, the Company has paid indemnification for 14 loans and recognized $453 thousand of related losses during 2013.

A summary of unresolved deficiency requests from the agencies and related accrual for credit losses follows (Dollars in thousands):

	December 31,
	2013	2012
Number of unresolved deficiency requests	578	389
Aggregate outstanding principal balance subject to unresolved deficiency requests	$69,288	$44,831
Unpaid principal balance subject to indemnification by the Company	3,200	1,233
Accrual for credit losses related to potential loan repurchases under representations and warranties	8,845	5,291
(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	December 31,
	2013	2012	2011
Transaction deposits	$11,155	$14,300	$23,415
Savings	442	540	719
Time:
Certificates of deposits under $100,000	16,234	19,150	26,476
Certificates of deposits $100,000 and over	12,273	16,331	21,175
Other time deposits	15,460	16,692	17,105
Total time	43,967	52,173	64,756
Total	$55,564	$67,013	$88,890

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 were $1.8 billion and $1.9 billion, respectively.

Time deposit maturities are as follows:  2014 – $1.2 billion, 2015 – $456 million, 2016 – $329 million, 2017 – $167 million, 2018 – $204 million and $309 million thereafter. At December 31, 2013 and 2012, the Company had $186 million and $187 million, respectively, in fixed rate, brokered certificates of deposits. The weighted-average interest rate paid on these certificates was 2.96% in 2013 and 3.17% in 2012.

The aggregate amount of overdrawn transaction deposits that have been reclassified as loan balances was $37 million at December 31, 2013 and $9.2 million at December 31, 2012.

(9) Other Borrowings

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended
	December 31, 2013		December 31, 2013
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent Company and Other Non-Bank Subsidiaries:
Other	$—	—%	$326	—%	$—
Total Parent Company and Other Non-Bank Subsidiaries	—		326	—

Subsidiary Bank:
Funds purchased	868,081	0.04	866,062	0.10	997,536
Repurchase agreements	813,454	0.05	811,996	0.06	881,033
Other borrowings:
Federal Home Loan Bank advances	1,005,650	0.19	1,661,424	0.20	2,451,197
GNMA repurchase liability	18,113	5.50	15,741	5.43	21,055
Other	16,590	2.35	16,502	2.54	17,092
Total other borrowings	1,040,353		1,693,667	0.27
Subordinated debentures	347,802	5.11	347,717	2.51	347,802
Total subsidiary bank	3,069,690		3,719,442	0.41

Total other borrowed funds	$3,069,690		$3,719,768	0.40%

	As of		Year Ended
	December 31, 2012		December 31, 2012
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent Company and Other Non-Bank Subsidiaries:
Other	$10,500	1.50%	$394	1.11%	$10,500
Total Parent Company and Other Non-Bank Subsidiaries	10,500		394	1.11

Subsidiary Bank:
Funds purchased	1,167,416	0.05	1,512,711	0.14	1,810,793
Repurchase agreements	887,030	0.07	1,072,650	0.09	1,272,151
Other borrowings:
Federal Home Loan Bank advances	604,897	0.23	104,925	0.31	604,897
GNMA repurchase liability	20,046	5.44	33,768	5.41	47,840
Other	16,332	5.10	16,577	2.91	16,761
Total other borrowings	641,275		155,270
Subordinated debentures	347,633	2.40	363,699	3.79	398,897
Total subsidiary bank	3,043,354		3,104,330	0.65

Total other borrowings	$3,053,854		$3,104,724	0.65%

	As of		Year Ended
	December 31, 2011		December 31, 2011
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$—	—%	$7,093	6.42%	$8,763
Other	—	—	—	—	—
Total Parent Company and Other Non-Bank Subsidiaries	—		7,093	6.42

Subsidiary Banks:
Funds purchased	1,063,318	0.03	1,046,114	0.07	1,706,893
Repurchase agreements	1,233,064	0.09	1,096,615	0.12	1,393,237
Other borrowings:
Federal Home Loan Bank advances	4,837	0.27	45,110	0.38	201,674
GNMA repurchase liability	53,082	6.18	56,142	5.79	118,595
Other	16,566	5.10	28,777	3.23	45,366
Total other borrowings	74,485		130,029
Subordinated debentures	398,881	5.47	398,790	5.74	398,881
Total subsidiary banks	2,769,748		2,671,548	1.06

Total other borrowings	$2,769,748		$2,678,641	1.17%

Aggregate annual principal repayments at December 31, 2013 are as follows (in thousands):

	Parent Company and Other Non-bank Subsidiaries	Subsidiary Bank
2014	$—	$2,705,823
2015	—	122,032
2016	—	525
2017	—	226,820
2018	—	575
Thereafter	—	13,915
Total	$—	$3,069,690

Funds purchased are unsecured and generally mature within one to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities. There was no outstanding accrued interest payable related to repurchase agreements at December 31, 2013 or December 31, 2012.

Additional information relating to securities sold under agreements to repurchase and related liabilities at December 31, 2013 and 2012 is as follows (dollars in thousands):

	December 31, 2013
	Amortized	Market	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. Agency Securities:
Overnight[1]	$1,085,893	$1,075,821	$813,624	0.05%
Long-term	—	—	—	—%
Total Agency Securities	$1,085,893	$1,075,821	$813,624	0.05%

	December 31, 2012
	Amortized	Market	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. Agency Securities:
Overnight[1]	$1,213,593	$1,242,314	$877,382	0.07%
Long-term	—	—	—	—%
Total Agency Securities	$1,213,593	$1,242,314	$877,382	0.07%

[1]
BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $297 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2013 pursuant to the Federal Home Loan Bank’s collateral policies is $2.3 billion.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.00% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 5, 2014. The Credit Facility contains customary representations and warranties, as well as affirmative and negative covenants, including limits on the Company’s ability to borrow additional funds, make investments or sell assets. These covenants also require BOKF to maintain minimum capital levels. At December 31, 2013, no amounts were outstanding under the Credit Facility and the Company met all of the covenants.

BOSC, Inc. has a borrowing agreement with Bank of New York Mellon ("BNY") to provide additional funding for its trading activities. Fundings are at the discretion of BNY with the amount of the advance and interest rate are negotiated at the time of the funding request. Fundings are fully secured by the qualifying securities and payable on demand. At December 31, 2012, no amounts was outstanding under this borrowing agreement at December 31, 2013 and $10.5 million was outstanding at December 31, 2012.

In 2007, the Bank issued $250 million of subordinated debt due May 15, 2017. Interest on this debt was based upon a fixed rate of 5.75% through May 14, 2012 and is based on a floating rate of three-month LIBOR plus 0.69% thereafter. The proceeds of this debt were used to fund the Worth National Bank and First United Bank acquisitions and to fund continued asset growth. At December 31, 2013, and December 31, 2012 $227 million of this subordinated debt remained outstanding.

In 2005, the Bank issued $150 million of fixed rate subordinated debt due June 1, 2015. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay the unsecured revolving line of credit and to provide additional capital to support asset growth. During 2006, an interest rate swap was designated as a hedge of changes in fair value of the subordinated debt due to changes in interest rates. The Company received a fixed rate of interest and paid a variable rate based on 1-month LIBOR. This fair value hedging relationship was discontinued and the interest rate swap was terminated in April 2007. At December 31, 2013 and December 31, 2012, $122 million of this subordinated debt remains outstanding.

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
(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Available for sale securities mark to market	$14,700	$—
Stock-based compensation	8,100	9,100
Credit loss allowances	75,600	86,100
Valuation adjustments	35,300	45,100
Deferred book income	3,500	7,200
Deferred compensation	60,100	45,100
Other	29,500	31,300
Total deferred tax assets	226,800	223,900

Deferred tax liabilities:
Available for sale securities mark to market	—	99,000
Depreciation	17,300	19,600
Mortgage servicing rights	72,200	59,500
Lease financing	23,200	21,100
Other	18,500	21,700
Total deferred tax liabilities	131,200	220,900
Deferred tax assets in excess of deferred tax liabilities	$95,600	$3,000

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current income tax expense:
Federal	$125,412	$159,706	$137,802
State	14,381	19,103	16,085
Total current income tax expense	139,793	178,809	153,887

Deferred income tax expense:
Federal	15,915	8,664	3,882
State	1,590	1,267	742
Total deferred income tax expense	17,505	9,931	4,624
Total income tax expense	$157,298	$188,740	$158,511

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amount:
Federal statutory tax	$166,680	$190,003	$156,917
Tax exempt revenue	(7,361)	(5,558)	(5,357)
Effect of state income taxes, net of federal benefit	10,937	13,684	11,198
Utilization of tax credits	(8,145)	(5,126)	(2,972)
Bank-owned life insurance	(3,596)	(3,850)	(3,879)
Reduction of tax accrual	(1,400)	(950)	(1,764)
Other, net	183	537	4,368
Total	$157,298	$188,740	$158,511

Due to the favorable resolution of certain tax issues for the periods ended December 31, 2009 and 2008, BOK Financial reduced its tax accrual by $1.4 million and $1.0 million in 2013 and 2012, respectively, which was credited against current income tax expense.

	Year Ended December 31,
	2013	2012	2011
Percent of pretax income:
Federal statutory tax	35%	35%	35%
Tax exempt revenue	(1)	(1)	(1)
Effect of state income taxes, net of federal benefit	2	3	2
Utilization of tax credits	(2)	(1)	(1)
Bank-owned life insurance	(1)	(1)	(1)
Reduction of tax accrual	—	—	—
Other, net	—	—	1
Total	33%	35%	35%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance as of January 1	$12,275	$12,230	$11,900
Additions for tax for current year positions	2,730	3,976	6,390
Settlements during the period	—	(1,000)	(2,510)
Lapses of applicable statute of limitations	(2,947)	(2,931)	(3,550)
Balance as of December 31	$12,058	$12,275	$12,230

Any of the above unrecognized tax benefits, if recognized, would affect the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $1.2 million for 2013, $1.2 million for 2012 and $1.9 million for 2011 in interest and penalties. The Company had approximately $2.9 million accrued for the payment of interest and penalties at December 31, 2013 and 2012. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

The Internal Revenue Service completed an audit of the Company's federal income tax return for the year ended December 31, 2008 during the first quarter 2012 with no adjustments. The Internal Revenue Service also completed its audit of the Company’s 2008 refund claim during the first quarter of 2013 with no adjustments.
(11) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. During 2012, interest accrued on employees’ account balances at 5.25%. During 2013, interest accrued on employees' account balances at a variable rate tied to the five-year trailing average of five-year Treasury Securities plus 1.5%. The rate has a floor of 2.5% and a ceiling of 5.0%. The 2013 quarterly variable rates ranged from 3.07% to 3.27%.

The following table presents information regarding this plan (in thousands):

	December 31,
	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$48,028	$50,213
Interest cost	1,532	1,925
Actuarial (gain) loss	(1,543)	2,786
Benefits paid	(3,252)	(2,194)
Plan amendments	$—	(4,702)
Projected benefit obligation at end of year[1,2]	$44,765	$48,028
Change in plan assets:
Plan assets at fair value at beginning of year	$45,920	$43,859
Actual return on plan assets	6,144	4,255
Benefits paid	(3,252)	(2,194)
Plan assets at fair value at end of year	$48,812	$45,920

Funded status of the plan	$4,047	$(2,108)
Components of net periodic benefit costs:
Interest cost	$1,532	$1,925
Expected return on plan assets	(2,185)	(2,062)
Recognized prior service cost	(1,175)	—
Amortization of unrecognized net loss	3,830	3,461
Net periodic pension cost	$2,002	$3,324

[1]	Projected benefit obligation equals accumulated benefit obligation.

[2]	Projected benefit obligation is based on January 1 measurement date.

Weighted-average assumptions as of December 31:	2013	2012
Discount rate	4.05%	3.36%
Expected return on plan assets	6.00%	5.25%

As of December 31, 2013, expected future benefit payments related to the Pension Plan were as follows (in thousands):

2014	$3,886
2015	3,713
2016	3,386
2017	3,351
2018	3,488
Thereafter	40,394
$58,218

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Balanced Fund. The stated objective of this fund is to provide an attractive total return through a broadly diversified mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund’s securities. If market quotations are not readily available, the securities’ fair values are determined by the Fund’s pricing committee. The inception-to-date return on the fund, which is used as an indicator when setting the expected return on plan assets, was 7.34%. As of December 31, 2013, the expected return on plan assets for 2013 is 6.00%. The maximum allowed Pension Plan contribution for 2013 was $23 million. No minimum contribution was required for 2013, 2012 or 2011. We expect approximately $0.6 million of net pension costs currently in accumulated other comprehensive income to be recognized as net periodic pension cost in 2014.

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the plan. The Company-provided matching contribution rates range from 50% for employees with less than four years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of up to $750 is made for employees whose annual base compensation is less than $40,000. Total non-elective contributions were $738 thousand for 2013, $802 thousand for 2012 and $933 thousand for 2011.

Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $18.1 million for 2013, $16.8 million for 2012 and $15.4 million for 2011.

BOK Financial offers numerous incentive compensation plans that are aligned with the Company’s growth strategy. Compensation awarded under these plans may be based on defined formulas, other performance criteria or discretionary. Incentive compensation is designed to motivate and reinforce sales and customer service behavior in all markets. Earnings were charged $151.1 million in 2013, $153.9 million in 2012, and $117.8 million in 2011 for incentive compensation plans.
(12) Stock Compensation Plans

The shareholders and Board of Directors of BOK Financial have approved various stock-based compensation plans. An independent compensation committee of the Board of Directors determines the number of awards granted to the Chief Executive Officer and other senior executives. Stock-based compensation is granted to other officers and employees as determined by the Chief Executive Officer.

These awards include stock options subject to vesting requirements and non-vested shares. Generally, one-seventh of the options awarded vest annually and expire 3 years after vesting. Additionally, stock options that vest in two years and expire 45 days after vesting have been awarded. Non-vested shares vest 3 to 5 years after the grant date. The holders of these non-vested shares may be required to retain the shares for 2 years after vesting.

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

The following table presents stock options outstanding during 2013, 2012 and 2011 under these plans (in thousands, except for per share data):

	Number	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	3,135,334	$45.62	$24,405
Options awarded	185,007	55.94
Options exercised	(576,518)	44.35
Options forfeited	(60,005)	47.93
Options expired	(62,471)	54.13
Options outstanding at December 31, 2011	2,621,347	$47.01	$20,769
Options awarded	67,155	58.76
Options exercised	(708,295)	45.32
Options forfeited	(22,559)	50.36
Options expired	(66,862)	45.97
Options outstanding at December 31, 2012	1,890,786	$48.29	$11,748
Options awarded	81,492	55.74
Options exercised	(608,663)	48.00
Options forfeited	(219,342)	47.65
Options expired	(9,168)	50.61
Options outstanding at December 31, 2013	1,135,105	$49.09	$19,564
Options vested at:
December 31, 2011	825,682	$46.72	$6,779
December 31, 2012	601,367	47.99	3,890
December 31, 2013	424,459	49.49	7,146

The following table summarizes information concerning currently outstanding and vested stock options:

Options Outstanding				Options Vested
		Weighted				Weighted
		Average	Weighted		Weighted	Average
Range of		Remaining	Average		Average	Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise	Contractual
Prices	Outstanding	Life (years)	Price	Vested	Price	Life (years)
$37.74	1,267	0.02	$37.74	1,267	$37.74	0.02
45.15 - 47.34	84,725	1.42	47.12	84,725	47.12	1.42
54.33	134,485	2.11	54.33	74,447	54.33	1.37
48.46	233,739	2.88	48.46	80,747	48.46	1.66
55.94	214,483	2.99	55.94	102,311	55.94	0.74
36.65	253,607	3.44	36.65	61,449	36.65	1.64
48.30	47,581	3.84	48.30	11,007	48.30	1.51
58.76	83,726	5.18	58.76	8,506	58.76	2.03
55.74	81,492	6.03	55.74	—	—	0

The aggregate intrinsic value of options exercised was $8.5 million for 2013, $8.3 million for 2012 and $5.5 million for 2011. Compensation expense for stock options is generally recognized based on the fair value of options granted over the options’ vesting period.

The fair value of options was determined as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012	2011
Average risk-free interest rate[1]	0.89%	0.93%	1.87%
Dividend yield	2.80%	2.20%	1.80%
Volatility factors	0.272	0.280	0.268
Weighted average expected life	4.9 years	4.9 years	4.9 years
Weighted average fair value	$9.67	$11.48	$11.92

[1]	Average risk-free interest rate represents U.S. Treasury rates matched to the expected life of the options.

Compensation expense recognized on stock options totaled $1.3 million for 2013, $4.1 million for 2012 and $4.3 million for 2011. Compensation cost of stock options granted that may be recognized as compensation expense in future years totaled $1.9 million at December 31, 2013. Subject to adjustments for forfeitures, we expect to recognize compensation expense for current outstanding options of $865 thousand in 2014, $504 thousand in 2015, $299 thousand in 2016, $166 thousand in 2017, $66 thousand in 2018 and $20 thousand thereafter.

The following represents a summary of the non-vested stock awards as of December 31, 2013 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	592,831
Granted	211,791	$55.84
Lapsed	(66,648)	35.93
Forfeited	(89,985)	49.95
Non-vested at December 31, 2013	647,989

Compensation expense recognized on non-vested shares totaled $6.9 million for 2013, $5.6 million for 2012 and $5.7 million for 2011. Unrecognized compensation cost of non-vested shares totaled $15.3 million at December 31, 2013.  Subject to adjustment for forfeitures, we expect to recognize compensation expense of $7.0 million in 2014, $6.3 million in 2015, $1.8 million in 2016, $175 thousand in 2017 and none thereafter.

BOK Financial permits certain executive officers to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock.

Stock-based compensation subject to these deferral plans is recognized as a liability award rather than as an equity award. Compensation expense is based on the fair value of the award recognized over the vesting period. The recorded obligation for liability awards totaled $120 thousand at December 31, 2013 and $87 thousand at December 31, 2012. Compensation cost of liability awards was an expense of $343 thousand in 2013, $530 thousand in 2012 and $760 thousand in 2011.

On April 26, 2011 shareholders approved the BOK Financial Corporation 2011 True-Up Plan. The True-Up Plan was intended to address inequality in the EIP which had been approved by shareholders in 2003 as a result of certain peer banks that performed poorly during the most recent economic cycle. Performance goals for the EIP are based on the Company's earnings per share growth compared to peers and business unit performance. As the economy improves and credit losses normalize, peer banks were expected to experience significant comparative earnings per share percentile increases. This "bounce-back" effect would have resulted in the unanticipated result of no annual bonuses in the years 2011, 2012 and 2013 and the forfeiture of long-term incentive awards for 2010 and 2011 in their entirety, despite BOK Financial's strong annual earnings growth through the economic cycle while many peers experienced negative or declining earnings. The True-Up Plan was designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. Compensation expense is determined by ranking BOK Financial's earnings per share to peer banks and then aligning compensation with the peer bank that most closely relates to BOK Financial's earnings per share performance. Based on currently available information, the Company has accrued $69 million for the True-Up Plan liability. The final amount due under the 2011 True-Up Plan will be determined as of December 31, 2013 based on information that will be published by peer banks during the first quarter of 2014. The final amounts due under the 2011 True-Up Plan will be distributed in May, 2014.

During January 2014, BOK Financial awarded 206,546 share of non-vested stock with a fair value per award of $64.37. The aggregate compensation cost of these awards totaled approximately $13.3 million. This cost will be recognized over the vesting periods, subject to adjustments for forfeitures. Non-vested shares awarded in January, 2014 generally cliff vest in 3 years and are subject to a 2 year holding period after vesting.
(13) Related Parties

In compliance with applicable regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as “related parties”) in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements. The Company’s loans to related parties do not involve more than the normal credit risk and there are no nonaccruing or impaired related party loans outstanding at December 31, 2013 or 2012.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance	$49,943	$99,340
Advances	292,393	644,715
Payments	(253,645)	(684,942)
Adjustments[1]	—	(9,170)
Ending balance	$88,691	$49,943

[1]	Adjustments generally consist of changes in status as a related party.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

The Company rents office space in facilities owned by affiliates of Mr. Kaiser, its Chairman and principal shareholder. Lease payments totaled $952 thousand for 2013, $1.1 million for 2012 and $1.1 million for 2011.

In 2008, the Company entered into a $25 million loan commitment with the Tulsa Community Foundation (“TCF”) to be secured by tax-exempt bonds purchased from the Tulsa Stadium Trust (the “Stadium Trust”) by TCF. The Stadium Trust is an Oklahoma public trust, of which the City of Tulsa is the sole beneficiary. Stacy C. Kymes, Executive Vice President and Chief Credit Officer of the Company, is Chairman of the Stadium Trust.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of the Bank, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). The Bank is custodian and BOSC, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 99% of the Funds’ assets of $2.8 billion are held for the Company's clients. A Company executive officer serves on the Funds' board of trustees and officers of the Bank serve as president and secretary of the Funds. A majority of the members of the Funds’ board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $5.9 million at December 31, 2013. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these type of investments.

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

The Company also has interests in various unrelated alternative investments generally consisting of unconsolidated limited partnership interest in or loans to entities for which investment return is in the form of tax credits or that invest in distressed real estate loans and properties, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments and the Company's maximum exposure to loss is restricted to its investment balance. The Company's obligation to fund alternative investments is included in Other liabilities in the Consolidated Balance Sheets. The Company's ability to hold these investments will be curtailed by the Volcker Rule.

A summary of consolidated and unconsolidated alternative investments as of December 31, 2013 and December 31, 2012 is as follows (in thousands):

	December 31, 2013
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$27,341	$—	$—	$23,036
Tax credit entities	10,000	13,448	—	10,964	9,869
Other	—	9,178	—	—	2,019
Total consolidated	$10,000	$49,967	$—	$10,964	$34,924

Unconsolidated:
Tax credit entities	$27,319	$90,260	$35,776	$—	$—
Other	—	9,257	1,681	—	—
Total unconsolidated	$27,319	$99,517	$37,457	$—	$—

	December 31, 2012
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interest
Consolidated:
Private equity funds	$—	$28,169	$—	$—	$23,691
Tax credit entities	10,000	13,965	—	10,964	10,000
Other	—	8,952	—	—	2,130
Total consolidated	$10,000	$51,086	$—	$10,964	$35,821

Unconsolidated:
Tax credit entities	$22,354	$78,109	$43,052	$—	$—
Other	—	9,113	1,802	—	—
Total unconsolidated	$22,354	$87,222	$44,854	$—	$—

Other Commitments and Contingencies

At December 31, 2013, Cavanal Hill Funds’ assets included $884 million of U.S. Treasury, $1.2 billion of cash management and $314 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at December 31, 2013. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2013 or 2012.

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

Total rent expense for BOK Financial was $23.5 million in 2013, $21.7 million in 2012 and $20.6 million in 2011. The Bank is obligated under a long-term lease for its bank premises in downtown Tulsa. The lease term, which began November 1, 1976, is for fifty-seven years with an option to terminate in 2024 with a two-year prior written notice. At December 31, 2013, future minimum lease payments for premises under operating leases were as follows: $23.8 million in 2014, $23.9 million in 2015, $21.5 million in 2016, $17.9 million in 2017, $13.8 million in 2018 and $113.0 million thereafter. Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in consumer price index or similar benchmarks.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. Member banks may satisfy reserve balance requirements through it holdings of vault cash and balance maintained directly with a Federal Reserve Bank. The combined average balance of vault cash and balances held at the Federal Reserve Bank were $830 million for the year ended December 31, 2013 and $733 million for the year ended December 31, 2012.

BOSC, Inc., a wholly-owned subsidiary of BOK Financial, is an introducing broker to Pershing, LLC for retail equity investment transactions. As such, it has indemnified Pershing, LLC against losses due to a customer's failure to settle a transaction or to repay a margin loan. All unsettled transaction and margin loans are secured as required by applicable regulation. The amount of customer balances subject to indemnification totaled $1.4 million at December 31, 2013.

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $11.2 million at December 31, 2013. Current leases expire or are subject to lessee termination options at various dates in 2014. Our obligation under the agreement would be affected by lessee decisions to exercise these options. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.

The Company has agreed to purchase approximately $13 million of Oklahoma income tax credits from certain operators of zero emission power facilities in 2014 related to power produced during 2013. Tax credits are generated based on power sold to unrelated third parties and are transferable for a period of ten years following the year of creation. Tax credits will be sold to qualifying taxpayers as BOK Financial is limited by statute on the amount of credits that may be utilized. Oklahoma statutes were amended in May 2013, so that beginning in the year 2014, transferable credits will no longer be generated by zero emission power facilities. Prior to the amended statute, the Company anticipated credits would be purchased through 2022 under long-term contracts with the producers. The agreements contained provisions that they may be terminated in the event of changes in federal law or Oklahoma statutes invalidating the tax credits or their transferability.
(15) Shareholders Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2013, 2012 or 2011.

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

Subsidiary Bank

The amounts of dividends that BOK Financial’s subsidiary bank can declare and the amounts of loans the subsidiary bank can extend to affiliates are limited by various federal banking regulations and state corporate law. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amounts of dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations as well as management’s internal capital policy, at December 31, 2013, BOKF subsidiaries could declare up to $158 million of dividends without regulatory approval. The subsidiary bank declared and paid dividends of $225 million in 2013, $275 million in 2012 and $270 million in 2011.

As defined by banking regulations, loan commitments and equity investments to a single affiliate may not exceed 10% of unimpaired capital and surplus and loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. All loans to affiliates must be fully secured by eligible collateral. At December 31, 2013, loan commitments and equity investments were limited to $229 million to a single affiliate and $459 million to all affiliates. The largest loan commitment and equity investment to a single affiliate was $220 million and the aggregate loan commitments and equity investments to all affiliates were $334 million. The largest outstanding amount to a single affiliate at December 31, 2013 was $22 million and the total outstanding amounts to all affiliates were $27 million. At December 31, 2012, total loan commitments and equity investments to all affiliates were $330 million and the total outstanding amounts to all affiliates were $68 million.

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

For a banking institution to qualify as well capitalized, Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations. The Bank exceeded the regulatory definition of well capitalized as of December 31, 2013 and December 31, 2012.

A summary of regulatory capital levels follows (dollars in thousands):

	As of December 31,
	2013		2012
Total Capital (to Risk Weighted Assets):
Consolidated	$3,017,022	15.56%	$2,877,949	15.13%
BOKF, NA	2,293,673	11.88	2,296,451	12.13
Tier I Capital (to Risk Weighted Assets):
Consolidated	$2,668,981	13.77%	$2,430,671	12.78%
BOKF, NA	1,946,247	10.08	1,849,769	9.77
Tier I Capital (to Average Assets):
Consolidated	$2,668,981	10.05%	$2,430,671	9.01%
BOKF, NA	1,946,247	7.38	1,849,769	6.89

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2010	$122,494	$—	$(13,777)	$(878)	$107,839
Net change in unrealized gain (loss)	45,593	—	1,694	—	47,287
Transfer of net unrealized gain from AFS to investment securities	(12,999)	12,999	—	—	—
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(1,357)	—	—	(1,357)
Interest expense, Subordinated debentures	—	—	—	304	304
Net impairment losses recognized in earnings	23,507	—	—	—	23,507
Gain on available for sale securities, net	(34,144)	—	—	—	(34,144)
Other comprehensive income (loss), before income taxes	21,957	11,642	1,694	304	35,597
Federal and state income tax[1]	(8,711)	(4,969)	(659)	(118)	(14,457)
Other comprehensive income (loss), net of income taxes	13,246	6,673	1,035	186	21,140
Balance, December 31, 2011	135,740	6,673	(12,742)	(692)	128,979
Net change in unrealized gain (loss)	58,921	—	7,276	—	66,197
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(6,601)	—	—	(6,601)
Interest expense, Subordinated debentures	—	—	—	453	453
Net impairment losses recognized in earnings	7,351	—	—	—	7,351
Gain on available for sale securities, net	(33,845)	—	—	—	(33,845)
Other comprehensive income (loss), before income taxes	32,427	(6,601)	7,276	453	33,555
Federal and state income tax[1]	(12,614)	3,006	(2,830)	(176)	(12,614)
Other comprehensive income (loss), net of income taxes	19,813	(3,595)	4,446	277	20,941
Balance, December 31, 2012	155,553	3,078	(8,296)	(415)	149,920
Net change in unrealized gain (loss)	(284,104)	—	8,159	—	(275,945)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(3,210)	—	—	(3,210)
Interest expense, Subordinated debentures	—	—	—	262	262
Net impairment losses recognized in earnings	2,308	—	—	—	2,308
Gain on available for sale securities, net	(10,720)	—	—	—	(10,720)
Other comprehensive income (loss), before income taxes	(292,516)	(3,210)	8,159	262	(287,305)
Federal and state income tax[1]	113,788	1,250	(3,174)	(102)	111,762
Other comprehensive income (loss), net of income taxes	(178,728)	(1,960)	4,985	160	(175,543)
Balance, December 31, 2013	$(23,175)	$1,118	$(3,311)	$(255)	$(25,623)

[1]	Calculated using 39% effective tax rate.

(16)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended
	2013	2012	2011
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$316,609	$351,191	$285,875
Less: Earnings allocated to participating securities	3,388	2,541	2,214
Numerator for basic earnings per share – income available to common shareholders	313,221	348,650	283,661
Effect of reallocating undistributed earnings of participating securities	7	6	6
Numerator for diluted earnings per share – income available to common shareholders	$313,228	$348,656	$283,667

Denominator:
Weighted average shares outstanding	68,719,069	68,221,013	68,313,898
Less: Participating securities included in weighted average shares outstanding	730,172	536,970	526,222
Denominator for basic earnings per common share	67,988,897	67,684,043	67,787,676
Dilutive effect of employee stock compensation plans[1]	216,622	280,897	251,087
Denominator for diluted earnings per common share	68,205,519	67,964,940	68,038,763

Basic earnings per share	$4.61	$5.15	$4.18
Diluted earnings per share	$4.59	$5.13	$4.17
[1] Excludes employee stock options with exercise prices greater than current market price.	—	224,653	769,041

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

Net loans charged off and provision for credit losses represents net loans charged off as attributed to the lines of business and the provision for credit losses in excess of net charge-offs attributed to Funds Management and Other.

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$364,604	$99,509	$25,478	$184,886	$674,477
Net interest revenue (expense) from internal sources	(37,025)	20,290	20,061	(3,326)	—
Net interest revenue	327,579	119,799	45,539	181,560	674,477
Provision for credit losses	(3,468)	4,628	1,275	(30,335)	(27,900)
Net interest revenue after provision for credit losses	331,047	115,171	44,264	211,895	702,377
Other operating revenue	171,900	216,828	213,790	11,954	614,472
Other operating expense	244,211	226,852	237,540	132,017	840,620
Income before taxes	258,736	105,147	20,514	91,832	476,229
Federal and state income tax	100,648	40,902	7,980	7,768	157,298
Net income	158,088	64,245	12,534	84,064	318,931
Net income attributable to non-controlling interest	—	—	—	2,322	2,322
Net income attributable to BOK Financial Corp.	$158,088	$64,245	$12,534	$81,742	$316,609

Average assets	$10,483,706	$5,669,580	$4,556,132	$6,671,676	$27,381,094
Average invested capital	906,716	293,736	203,914	1,606,716	3,011,082

Performance measurements:
Return on average assets	1.51%	1.13%	0.28%		1.16%
Return on average invested capital	17.44%	21.87%	6.15%		10.51%
Efficiency ratio	49.18%	66.62%	91.92%		65.03%

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$367,533	$101,029	$27,647	$211,340	$707,549
Net interest revenue (expense) from internal sources	(43,438)	21,305	21,456	677	—
Net interest revenue	324,095	122,334	49,103	212,017	707,549
Provision for credit losses	10,852	9,198	2,284	(44,334)	(22,000)
Net interest revenue after provision for credit losses	313,243	113,136	46,819	256,351	729,549
Other operating revenue	171,131	262,908	200,007	19,632	653,678
Other operating expense	246,954	248,767	214,293	130,349	840,363
Income before taxes	237,420	127,277	32,533	145,634	542,864
Federal and state income tax	92,356	49,511	12,655	34,218	188,740
Net income	145,064	77,766	19,878	111,416	354,124
Net income attributable to non-controlling interest	—	—	—	2,933	2,933
Net income attributable to BOK Financial Corp.	$145,064	$77,766	$19,878	$108,483	$351,191

Average assets	$10,147,805	$5,726,564	$4,357,641	$6,057,140	$26,289,150
Average invested capital	882,037	289,665	184,707	1,549,546	2,905,955

Performance measurements:
Return on average assets	1.43%	1.36%	0.46%		1.34%
Return on average invested capital	16.45%	26.85%	10.76%		12.09%
Efficiency ratio	51.36%	63.97%	86.23%		62.87%

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2011 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$342,853	$102,854	$30,859	$216,479	$693,045
Net interest revenue (expense) from internal sources	(30,689)	27,416	16,540	(13,267)	—
Net interest revenue	312,164	130,270	47,399	203,212	693,045
Provision for credit losses	20,760	13,598	2,960	(43,368)	(6,050)
Net interest revenue after provision for credit losses	291,404	116,672	44,439	246,580	699,095
Other operating revenue	147,545	182,875	171,827	26,291	528,538
Other operating expense	230,458	239,302	190,702	118,836	779,298
Income before taxes	208,491	60,245	25,564	154,035	448,335
Federal and state income tax	81,103	23,435	9,944	44,029	158,511
Net income	127,388	36,810	15,620	110,006	289,824
Net income attributable to non-controlling interest	—	—	—	3,949	3,949
Net income attributable to BOK Financial Corp.	$127,388	$36,810	$15,620	$106,057	$285,875

Average assets	$9,383,530	$5,937,584	$4,073,623	$5,100,124	$24,494,861
Average invested capital	884,171	273,905	174,877	1,348,912	2,681,865

Performance measurements:
Return on average assets	1.36%	0.62%	0.38%		1.17%
Return on average invested capital	14.41%	13.44%	8.93%		10.66%
Efficiency ratio	50.22%	73.06%	87.21%		63.83%

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

Transfers between levels are recognized as of the end of the reporting period. As of December 31, 2012, $2.2 million of common stock of a privately held financial institution was transferred from Significant Other Observable Inputs (Level 2) to Significant Unobservable Inputs (Level 3). There were no other transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable inputs during the year ended December 31, 2013 and 2012, respectively.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to price provided by third-party pricing services at December 31, 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$34,120	$—	$34,120	$—
U.S. agency residential mortgage-backed securities	21,011	—	21,011	—
Municipal and other tax-exempt securities	27,350	—	27,350	—
Other trading securities	9,135	—	9,135	—
Total trading securities	91,616	—	91,616	—
Available for sale securities:
U.S. Treasury	1,042	1,042	—	—
Municipal and other tax-exempt	73,775	—	55,970	17,805
U.S. agency residential mortgage-backed securities	7,716,010	—	7,716,010	—
Privately issued residential mortgage-backed securities	221,099	—	221,099	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,055,804	—	2,055,804	—
Other debt securities	35,241	—	30,529	4,712
Perpetual preferred stock	22,863	—	22,863	—
Equity securities and mutual funds	21,328	—	17,121	4,207
Total available for sale securities	10,147,162	1,042	10,119,396	26,724
Fair value option securities:
U.S. agency residential mortgage-backed securities	157,431	—	157,431	—
Other securities	9,694	—	9,694	—
Total fair value option securities	167,125	—	167,125	—
Residential mortgage loans held for sale	200,546	—	200,546	—
Mortgage servicing rights, net[1]	153,333	—	—	153,333
Derivative contracts, net of cash margin[2]	265,012	2,712	262,300	—
Other assets – private equity funds	27,341	—	—	27,341
Liabilities:
Derivative contracts, net of cash margin[2]	247,185	—	247,185	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets or identical instruments (Level 1) are exchange-traded energy derivative contracts, net of cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$16,545	$—	$16,545	$—
U.S. agency residential mortgage-backed securities	86,361	—	86,361	—
Municipal and other tax-exempt securities	90,326	—	90,326	—
Other trading securities	20,870	—	20,870	—
Total trading securities	214,102	—	214,102	—
Available for sale securities:
U.S. Treasury	1,002	1,002	—	—
Municipal and other tax-exempt	87,142	—	46,440	40,702
U.S. agency residential mortgage-backed securities	9,889,821	—	9,889,821	—
Privately issued residential mortgage-backed securities	325,163	—	325,163	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	895,075	—	895,075	—
Other debt securities	36,389	—	30,990	5,399
Perpetual preferred stock	25,072	—	25,072	—
Equity securities and mutual funds	27,557	4,165	21,231	2,161
Total available for sale securities	11,287,221	5,167	11,233,792	48,262
Fair value option securities:
U.S. agency residential mortgage-backed securities	257,040	—	257,040	—
Corporate debt securities	26,486	—	26,486	—
Other securities	770	—	770	—
Total fair value option securities	284,296	—	284,296	—
Residential mortgage loans held for sale	293,762	—	293,762	—
Mortgage servicing rights, net[1]	100,812	—	—	100,812
Derivative contracts, net of cash margin[2]	338,106	11,597	326,509	—
Other assets – private equity funds	28,169	—	—	28,169
Liabilities:
Derivative contracts, net of cash margin [2]	283,589	—	283,589	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy and agricultural derivative contracts, net of cash margin.

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

The following represents the changes related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities			Other assets – private equity funds
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds
Balance, December 31, 2011	$42,353	$5,900	$—	$30,902
Transfer to Level 3 from Level 2	—	—	2,161	—
Purchases and capital calls	—	—	—	3,446
Redemptions and distributions	(988)	(500)	—	(9,819)
Gain (loss) recognized in earnings:
Gain (loss) on other assets, net	—	—	—	3,640
Gain on available for sale securities, net	1	—	—	—
Other-than-temporary impairment losses	(642)	—	—	—
Other comprehensive loss	(22)	(1)	—	—
Balance, December 31, 2012	40,702	5,399	2,161	28,169
Transfer to Level 3 from Level 2	—	—	—	—
Purchases and capital calls	—	—	—	1,415
Redemptions and distributions	(19,238)	(500)	—	(5,294)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	—	3,051
Gain on available for sale securities, net	1,216	—	—	—
Other-than-temporary impairment losses	(1,369)	—	—	—
Other comprehensive income (loss)	(3,506)	(187)	2,046	—
Balance, December 31, 2013	$17,805	$4,712	$4,207	$27,341

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2013 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities – Investment grade	$18,695	$18,624	$17,805	Discounted cash flows	[1]	Interest rate spread	4.97%-5.27% (5.16%)	[2]
							95.02%-95.50% (95.24%)	[3]
Other debt securities	4,900	4,900	4,712	Discounted cash flows	[1]	Interest rate spread	5.67% (5.67%)	[4]
							96.16% (96.16%)	[3]
Equity securities and other mutual funds	N/A	2,420	4,207	Publicly announced preliminary purchase price information from acquirer.		Discount for settlement uncertainty.	N/A	[5]

Other assets - private equity funds	N/A	N/A	27,341	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 467 to 518 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

[5]	Fair value of shares of a smaller privately-held financial institution were valued using preliminary announced purchase information by a publicly-traded acquirer.

The fair value of these securities measured at fair value using significant unobservable inputs are sensitive primarily to changes in interest rate spreads. At December 31, 2013, for tax-exempt securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yields for comparable securities would result in an additional decrease in the fair value of $172 thousand. For taxable securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yield for comparable securities would result in an additional decrease in the fair value of $36 thousand.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2012 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$28,570	$28,473	$28,318	Discounted cash flows	[1]	Interest rate spread	1.00%-1.50% (1.25%)	[2]
							98.83%-99.43% (99.12%)	[3]
Below investment grade	17,000	12,384	12,384	Discounted cash flows	[1]	Interest rate spread	7.21%-9.83% (7.82%)	[4]
							72.79%-73.00% (72.85%)	[3]
Total municipal and other tax-exempt securities	45,570	40,857	40,702
Other debt securities	5,400	5,400	5,399	Discounted cash flows	[1]	Interest rate spread	1.65%-1.71% (1.70%)	[5]
							100% (100%)	[3]
Equity securities and other mutual funds	N/A	2,420	2,161	Tangible book value per share of publicly traded financial institutions of similar size, less liquidity discount.		Peer group tangible book per share and liquidity discount	N/A	[7]

Other assets - private equity funds	N/A	N/A	28,169	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets with the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2013			Fair Value Adjustments for the Year Ended December 31, 2013 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$8,380	$4,622	$6,598	$—
Real estate and other repossessed assets	—	20,733	191	—	5,489

	Carrying Value at December 31, 2012			Fair Value Adjustments for the Three Months Ended December 31, 2012 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$21,589	$3,891	$11,615	$—
Real estate and other repossessed assets	—	39,077	4,421	—	15,954

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2013 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$4,622	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	191	Listing value, less cost to sell	Marketability adjustments off appraised value	80%-85% (82%)[1]

[1]	Marketability adjustments includes consideration of estimated costs to sell which is approximately 15% of the fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2012 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$3,891	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	4,421	Listing value, less cost to sell	Marketability adjustments off appraised value	58%-85%(76%)[1]

[1]
Marketability adjustments includes consideration of estimated costs to sell which is approximately 15% of the fair value. In addition, $345 thousand of real estate and other repossessed assets at December 31, 2012 are based on uncorroborated expert opinions or management's knowledge of the collateral or industry and do not have an independently appraised value.

The fair value of pension plan assets was approximately $49 million at December 31, 2013 and $46 million at December 31, 2012, determined by significant other observable inputs. Fair value adjustments of pension plan assets along with changes in projected benefit obligation are recognized in other comprehensive income.

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

Fair Value of Financial Instruments
The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring (dollars in thousands):

	December 31, 2013
	Carrying Value	Range of Contractual Yields			Average Re-pricing (in years)	Discount Rate			Estimated Fair Value
Cash and due from banks	$512,931								$512,931
Interest-bearing cash and cash equivalents	574,282								574,282
Trading securities:
U.S. Government agency obligations	34,120								34,120
U.S. agency residential mortgage-backed securities	21,011								21,011
Municipal and other tax-exempt securities	27,350								27,350
Other trading securities	9,135								9,135
Total trading securities	91,616								91,616
Investment securities:
Municipal and other tax-exempt	440,187								439,870
U.S. agency residential mortgage-backed securities	50,182								51,864
Other debt securities	187,509								195,393
Total investment securities	677,878								687,127
Available for sale securities:
U.S. Treasury	1,042								1,042
Municipal and other tax-exempt	73,775								73,775
U.S. agency residential mortgage-backed securities	7,716,010								7,716,010
Privately issued residential mortgage-backed securities	221,099								221,099
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,055,804								2,055,804
Other debt securities	35,241								35,241
Perpetual preferred stock	22,863								22,863
Equity securities and mutual funds	21,328								21,328
Total available for sale securities	10,147,162								10,147,162
Fair value option securities:
U.S. agency residential mortgage-backed securities	157,431								157,431
Corporate debt securities	—								—
Other securities	9,694								9,694
Total fair value option securities	167,125								167,125
Residential mortgage loans held for sale	334,250								200,546
Loans:
Commercial	7,943,221	0.04	% -	30.00%	0.49	0.48	% -	4.33%	7,835,325
Commercial real estate	2,415,353	0.38	% -	18.00%	0.78	1.21	% -	3.49%	2,394,443
Residential mortgage	2,052,026	0.38	% -	18.00%	2.63	0.59	% -	4.73%	2,068,690
Consumer	381,664	0.38	% -	21.00%	0.55	1.22	% -	3.75%	375,962
Total loans	12,792,264								12,674,420
Allowance for loan losses	(185,396)								—
Net loans	12,606,868								12,674,420
Mortgage servicing rights	153,333								153,333
Derivative instruments with positive fair value, net of cash margin	265,012								265,012
Other assets – private equity funds	27,341								27,341
Deposits with no stated maturity	17,573,334								17,573,334
Time deposits	2,695,993	0.01	% -	9.64%	2.12	0.75	% -	1.33%	2,697,290
Other borrowings	2,721,888	0.25	% -	4.78%	0.03	0.08	% -	2.64%	2,693,788
Subordinated debentures	347,802	0.95	% -	5.00%	2.63	2.22%			344,783
Derivative instruments with negative fair value, net of cash margin	247,185								247,185

	December 31, 2012
	Carrying Value	Range of Contractual Yields			Average Re-pricing (in years)	Discount Rate			Estimated Fair Value
Cash and due from banks	$710,739								$710,739
Interest-bearing cash and cash equivalents	575,500								575,500
Trading securities:
Obligations of the U.S. government	16,545								16,545
U.S. agency residential mortgage-backed securities	86,361								86,361
Municipal and other tax-exempt securities	90,326								90,326
Other trading securities	20,870								20,870
Total trading securities	214,102								214,102
Investment securities:
Municipal and other tax-exempt	232,700								235,940
U.S. agency residential mortgage-backed securities	82,767								85,943
Other debt securities	184,067								206,575
Total investment securities	499,534								528,458
Available for sale securities:
U.S. Treasury	1,002								1,002
Municipal and other tax-exempt	87,142								87,142
U.S. agency residential mortgage-backed securities	9,889,821								9,889,821
Privately issued residential mortgage-backed securities	325,163								325,163
Commercial mortgage-backed securities guaranteed by U.S. government agencies	895,075								895,075
Other debt securities	36,389								36,389
Perpetual preferred stock	25,072								25,072
Equity securities and mutual funds	27,557								27,557
Total available for sale securities	11,287,221								11,287,221
Fair value option securities:
U.S. agency residential mortgage-backed securities	257,040								257,040
Corporate debt securities	26,486								26,486
Other securities	770								770
Total fair value option securities	284,296								284,296
Residential mortgage loans held for sale	293,762								293,762
Loans:
Commercial	7,641,912	0.21	% -	30.00%	0.69	0.51	% -	3.59%	7,606,505
Commercial real estate	2,228,999	0.21	% -	18.00%	0.92	1.26	% -	3.18%	2,208,217
Residential mortgage	2,045,040	0.38	% -	18.00%	3.34	0.86	% -	3.09%	2,110,773
Consumer	395,505	0.38	% -	21.00%	0.32	1.37	% -	3.60%	388,748
Total loans	12,311,456								12,314,243
Allowance for loan losses	(215,507)								—
Net loans	12,095,949								12,314,243
Mortgage servicing rights	100,812								100,812
Derivative instruments with positive fair value, net of cash margin	338,106								338,106
Other assets – private equity funds	28,169								28,169
Deposits with no stated maturity	18,211,068								18,211,068
Time deposits	2,967,992	0.01	% -	9.64%	2.15	0.80	% -	1.15%	3,441,610
Other borrowings	2,706,221	0.09	% -	5.25%	—	0.09	% -	2.67%	2,369,224
Subordinated debentures	347,633	1.00	% -	5.00%	3.56	2.40%			411,243
Derivative instruments with negative fair value, net of cash margin	283,589								283,589

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $157 million at December 31, 2013 and $171 million at December 31, 2012.

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

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at December 31, 2013 or December 31, 2012.

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

(19) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets

(In thousands)	December 31,
	2013	2012
Assets
Cash and cash equivalents	$561,297	$457,514
Available for sale securities	27,526	44,881
Investment in subsidiaries	2,426,495	2,464,729
Other assets	12,872	4,324
Total assets	$3,028,190	$2,971,448

Liabilities and Shareholders’ Equity
Other liabilities	$8,141	$13,588
Total liabilities	8,141	13,588
Shareholders’ equity:
Common stock	4	4
Capital surplus	898,586	859,278
Retained earnings	2,349,428	2,137,541
Treasury stock	(202,346)	(188,883)
Accumulated other comprehensive income (loss)	(25,623)	149,920
Total shareholders’ equity	3,020,049	2,957,860
Total liabilities and shareholders’ equity	$3,028,190	$2,971,448

Statements of Earnings

(In thousands)	Year Ended December 31,
	2013	2012	2011
Dividends, interest and fees received from subsidiaries	$225,340	$275,330	$270,474
Other revenue	3,341	2,295	2,128
Other-than-temporary impairment losses recognized in earnings	—	(1,099)	(2,098)
Total revenue	228,681	276,526	270,504
Interest expense	292	269	354
Professional fees and services	811	765	538
Other operating expense	3,272	3,099	7,688
Total expense	4,375	4,133	8,580
Income before taxes and equity in undistributed income of subsidiaries	224,306	272,393	261,924
Federal and state income tax (benefit)	(1,578)	(1,706)	(3,169)
Income before equity in undistributed income of subsidiaries	225,884	274,099	265,093
Equity in undistributed income of subsidiaries	90,725	77,092	20,782
Net income attributable to BOK Financial Corp. shareholders	$316,609	$351,191	$285,875

Statements of Cash Flows

(In thousands)	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$316,609	$351,191	$285,875
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(90,725)	(77,092)	(20,782)
Tax benefit on exercise of stock options	(2,210)	(120)	(659)
Change in other assets	(8,308)	4,237	15,249
Change in other liabilities	4,263	(4,965)	(18,225)
Net cash provided by operating activities	219,629	273,251	261,458
Cash flows from investing activities:
Purchases of available for sale securities	—	(5,343)	(3,797)
Sales of available for sale securities	13,600	4,781	16,500
Investment in subsidiaries	(36,000)	(9,100)	(7,250)
Acquisitions, net of cash acquired	(7,500)	(20,000)	—
Net cash provided by (used in) investing activities	(29,900)	(29,662)	5,453
Cash flows from financing activities:
Issuance of common and treasury stock, net	16,566	14,650	14,541
Tax benefit on exercise of stock options	2,210	120	659
Dividends paid	(104,722)	(166,982)	(76,423)
Repurchase of common stock	—	(20,558)	(26,446)
Net cash used in financing activities	(85,946)	(172,770)	(87,669)
Net increase in cash and cash equivalents	103,783	70,819	179,242
Cash and cash equivalents at beginning of period	457,514	386,695	207,453
Cash and cash equivalents at end of period	$561,297	$457,514	$386,695
Cash paid for interest	$292	$269	$354
(20) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on December 31, 2013 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Annual Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2013
	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$503,603	$1,075	0.21%
Trading securities	148,816	2,696	1.81%
Investment securities
Taxable	244,750	14,260	5.83%
Tax-exempt	365,543	6,324	1.82%
Total investment securities	610,293	20,584	3.48%
Available for sale securities
Taxable	10,717,416	204,830	1.96%
Tax-exempt	116,066	3,498	3.13%
Total available for sale securities	10,833,482	208,328	1.97%
Fair value option securities	200,888	3,907	1.97%
Restricted equity securities	126,127	5,071	4.02%
Residential mortgage loans held for sale	230,588	8,505	3.73%
Loans	12,342,333	505,503	4.10%
Less: allowance for loan losses	203,874
Loans, net of allowance	12,138,459	505,503	4.16%
Total earning assets	24,792,256	755,669	3.09%
Receivable on unsettled securities trades	121,540
Cash and other assets	2,467,298
Total assets	$27,381,094

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,524,008	$11,155	0.12%
Savings	313,280	442	0.14%
Time	2,795,676	43,967	1.57%
Total interest-bearing deposits	12,632,964	55,564	0.44%
Funds purchased	866,062	848	0.10%
Repurchase agreements	811,996	503	0.06%
Other borrowings	1,693,993	5,238	0.31%
Subordinated debentures	347,717	8,741	2.51%
Total interest-bearing liabilities	16,352,732	70,894	0.43%
Non-interest bearing demand deposits	7,090,319
Due on unsettled securities trades	313,082
Other liabilities	613,879
Total equity	3,011,082
Total liabilities and equity	$27,381,094

Tax-equivalent Net Interest Revenue		$684,775	2.66%
Tax-equivalent Net Interest Revenue to Earning Assets			2.80%
Less tax-equivalent adjustment		10,298
Net Interest Revenue		674,477
Provision for credit losses		(27,900)
Other operating revenue		614,472
Other operating expense		840,620
Income before taxes		476,229
Federal and state income tax		157,298
Net income		318,931
Net income attributable to non-controlling interest		2,322
Net income attributable to BOK Financial Corporation shareholders		$316,609
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$4.61
Diluted		$4.59

Yield calculations are shown on a tax equivalent at the statutory federal and state rates for the periods presented.The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also include average loan balances for which the accrual of interest has been discontinued and are net of unearned income.

Annual Financial Summary – Unaudited (continued) Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2012			December 31, 2011
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$279,063	$945	0.34%	$586,783	$491	0.08%
Trading securities	134,176	2,138	1.59%	81,978	2,486	3.62%
Investment securities
Taxable	286,626	16,848	5.88%	211,949	12,581	5.94%
Tax-exempt	145,899	5,601	4.06%	155,707	7,562	4.86%
Total investment securities	432,525	22,449	5.29%	367,656	20,143	5.48%
Available for sale securities
Taxable	10,542,074	237,226	2.42%	9,557,442	259,871	2.91%
Tax-exempt	106,037	3,716	3.68%	89,976	3,566	4.13%
Total available for sale securities	10,648,111	240,942	2.44%	9,647,418	263,437	2.92%
Fair value option securities	379,603	8,464	2.51%	543,318	18,649	3.70%
Restricted equity securities	47,961	2,291	4.78%	19,898	1,075	5.40%
Residential mortgage loans held for sale	227,795	8,185	3.64%	154,794	6,492	4.23%
Loans	11,696,054	518,784	4.44%	10,841,341	509,462	4.70%
Less: allowance for loan losses	238,806			284,516
Loans, net of allowance	11,457,248	518,784	4.53%	10,556,825	509,462	4.83%
Total earning assets	23,606,482	804,198	3.53%	21,958,670	822,235	3.86%
Receivable on unsettled securities trades	160,576			648,864
Cash and other assets	2,522,092			1,887,327
Total assets	$26,289,150			$24,494,861

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,040,626	$14,300	0.16%	$9,349,760	$23,415	0.25%
Savings	261,822	540	0.21%	212,443	719	0.34%
Time	3,114,046	52,173	1.68%	3,587,698	64,756	1.80%
Total interest-bearing deposits	12,416,494	67,013	0.54%	13,149,901	88,890	0.68%
Funds purchased	1,512,711	2,095	0.14%	1,046,114	917	0.09%
Repurchase agreements	1,072,650	1,008	0.09%	1,096,615	2,453	0.22%
Other borrowings	155,664	3,428	2.20%	137,122	5,456	3.98%
Subordinated debentures	363,699	13,778	3.79%	398,790	22,385	5.61%
Total interest-bearing liabilities	15,521,218	87,322	0.56%	15,828,542	120,101	0.76%
Non-interest bearing demand deposits	6,590,283			4,877,906
Due on unsettled securities purchases	691,644			648,864
Other liabilities	580,051			457,684
Total equity	2,905,955			2,681,865
Total liabilities and equity	$26,289,151			$24,494,861

Tax-equivalent Net Interest Revenue		$716,876	2.97%		$702,134	3.10%
Tax-equivalent Net Interest Revenue to Earning Assets			3.15%			3.30%
Less tax-equivalent adjustment		9,327			9,089
Net Interest Revenue		707,549			693,045
Provision for credit losses		(22,000)			(6,050)
Other operating revenue		653,678			528,538
Other operating expense		840,363			779,298
Income before taxes		542,864			448,335
Federal and state income tax		188,740			158,511
Net income		354,124			289,824
Net income attributable to non-controlling interest		2,933			3,949
Net income attributable to BOK Financial Corporation shareholders		$351,191			$285,875
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$5.15			$4.18
Diluted		$5.13			$4.17

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	December 31, 2013			September 30, 2013
	Average Balance	Revenue/ Expense[1]	Yield/ Rate	Average Balance	Revenue/ Expense[1]	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$559,918	$258	0.18%	$654,591	$355	0.22%
Trading securities	127,011	472	1.73%	124,689	688	2.25%
Investment securities
Taxable[3]	238,306	3,424	5.75%	237,487	3,434	5.78%
Tax-exempt[3]	434,416	1,772	1.66%	383,617	1,501	1.60%
Total investment securities	672,722	5,196	3.12%	621,104	4,935	3.22%
Available for sale securities
Taxable[3]	10,322,624	48,295	1.89%	10,439,353	50,167	1.92%
Tax-exempt[3]	112,186	751	2.74%	119,324	828	2.81%
Total available for sale securities[3]	10,434,810	49,046	1.89%	10,558,677	50,995	1.93%
Fair value option securities	167,490	892	2.06%	169,299	814	1.80%
Restricted equity securities	123,009	1,555	5.06%	155,938	1,189	3.05%
Residential mortgage loans held for sale	217,811	2,251	4.16%	225,789	2,168	3.87%
Loans[2]	12,461,576	125,917	4.01%	12,402,096	126,849	4.06%
Less allowance for loan losses	(193,309)			(201,616)
Loans, net of allowance	12,268,267	125,917	4.07%	12,200,480	126,849	4.13%
Total earning assets[3]	24,571,038	185,587	3.02%	24,710,567	187,993	3.03%
Receivable on unsettled securities trades	83,016			90,014
Cash and other assets	2,448,734			2,454,151
Total assets	$27,102,788			$27,254,732
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,486,136	$2,566	0.11%	$9,276,136	$2,681	0.11%
Savings	323,123	95	0.12%	317,912	107	0.13%
Time	2,710,019	10,587	1.55%	2,742,970	10,738	1.55%
Total interest-bearing deposits	12,519,278	13,248	0.42%	12,337,018	13,526	0.43%
Funds purchased	748,074	145	0.08%	776,356	134	0.07%
Repurchase agreements	752,286	105	0.06%	799,175	123	0.06%
Other borrowings	1,551,591	1,205	0.31%	2,175,747	1,547	0.28%
Subordinated debentures	347,781	2,173	2.48%	347,737	2,209	2.52%
Total interest-bearing liabilities	15,919,010	16,876	0.42%	16,436,033	17,539	0.42%
Non-interest bearing demand deposits	7,356,063			7,110,079
Due on unsettled securities trades	152,078			111,998
Other liabilities	621,834			631,699
Total equity	3,053,803			2,964,923
Total liabilities and equity	$27,102,788			$27,254,732
Tax-equivalent Net Interest Revenue[3]		$168,711	2.60%		$170,454	2.61%
Tax-equivalent Net Interest Revenue to Earning Assets[3]			2.74%			2.75%
Less tax-equivalent adjustment[1]		2,467			2,565
Net Interest Revenue		166,244			167,889
Provision for credit losses		(11,400)			(8,500)
Other operating revenue		147,015			143,432
Other operating expense		215,419			210,298
Income before taxes		109,240			109,523
Federal and state income tax		35,318			33,461
Net income before non-controlling interest		73,922			76,062
Net income (loss) attributable to non-controlling interest		946			324
Net income attributable to BOK Financial Corp.		$72,976			$75,738
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.06			$1.10
Diluted		$1.06			$1.10

[1]	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

[2]	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.

[3]	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

[4]	Yield / rate calculations are generally based on the conventions that determine how interest revenue and expense is accrued.

Quarterly Financial Summary – Unaudited (continued) Consolidated Daily Average Balances, Average Yields and Rates

Three Months Ended
June 30, 2013			March 31, 2013			December 31, 2012
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$408,224	$278	0.27%	$388,132	$184	0.19%	$413,920	$218	0.21%
181,866	829	2.40%	162,353	707	2.13%	165,109	441	1.54%

245,311	3,604	5.88%	258,196	3,798	5.88%	271,957	4,008	5.90%
365,629	1,568	1.88%	276,576	1,483	2.38%	202,128	1,379	2.95%
610,940	5,172	3.58%	534,772	5,281	4.17%	474,085	5,387	4.69%

10,940,486	51,360	1.94%	11,179,674	55,007	2.09%	11,369,596	56,505	2.15%
120,214	1,013	3.59%	112,507	907	3.39%	112,616	836	3.10%
11,060,700	52,373	1.96%	11,292,181	55,914	2.11%	11,482,212	57,341	2.16%
216,312	1,024	1.92%	251,725	1,177	2.06%	292,490	780	1.64%
144,332	1,462	4.05%	80,433	865	4.30%	65,275	678	4.15%
261,977	2,294	3.54%	216,816	1,792	3.36%	272,581	2,323	3.44%
12,277,444	125,992	4.12%	12,224,960	126,745	4.20%	11,989,319	130,510	4.33%
(206,807)			(214,017)			(229,095)
12,070,637	125,992	4.19%	12,010,943	126,745	4.27%	11,760,224	130,510	4.42%
24,954,988	189,424	3.10%	24,937,355	192,665	3.21%	24,925,896	197,678	3.30%
135,964			178,561			144,077
2,568,372			2,397,515			2,426,803
$27,659,324			$27,513,431			$27,496,776

$9,504,128	$2,762	0.12%	$9,836,204	$3,146	0.13%	$9,343,421	$3,496	0.15%
315,421	120	0.15%	296,319	120	0.16%	278,714	124	0.18%
2,818,533	11,027	1.57%	2,913,999	11,615	1.62%	3,010,367	13,588	1.80%
12,638,082	13,909	0.44%	13,046,522	14,881	0.46%	12,632,502	17,208	0.54%
789,302	205	0.10%	1,155,983	364	0.13%	1,295,442	477	0.15%
819,373	129	0.06%	878,679	146	0.07%	900,131	197	0.09%
2,172,417	1,442	0.27%	863,360	1,044	0.49%	364,425	824	0.90%
347,695	2,200	2.54%	347,654	2,159	2.52%	347,613	2,239	2.56%
16,766,869	17,885	0.43%	16,292,198	18,594	0.46%	15,540,113	20,945	0.54%
6,888,983			7,002,046			7,505,074
330,926			665,175			854,474
644,892			556,173			625,628
3,027,654			2,997,839			2,971,487
$27,659,324			$27,513,431			$27,496,776
	$171,539	2.67%		$174,071	2.75%		$176,733	2.76%
		2.80%			2.90%			2.95%
	2,647			2,619			2,472
	168,892			171,452			174,261
	—			(8,000)			(14,000)
	163,340			160,685			166,422
	210,921			203,982			226,774
	121,311			136,155			127,909
	41,423			47,096			44,293
	79,888			89,059			83,616
	(43)			1,095			1,051
	$79,931			$87,964			$82,565

	$1.16			$1.28			$1.21
	$1.16			$1.28			$1.21

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
ITEM 9B.  OTHER INFORMATION

None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings “Election of Directors,” “Executive Officers, “Insider Reporting,” “Director Nominations,” and “Risk Oversight and Audit Committee” in BOK Financial's 2014 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2013 Annual Proxy Statement to Shareholders.
ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation, “Compensation Committee Report,” “Executive Compensation Tables,” and “Director Compensation” in BOK Financial's 2014 Annual Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in BOK Financial's 2014 Annual Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the headings “Certain Transactions,” “Director Independence” and “Related Party Transaction Review and Approval Process” in BOK Financial's 2014 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” in BOK Financial's 2014 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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

10.4.2 (b)	Employment Agreement between BOK Financial and Steven G. Bradshaw dated September 29, 2003, incorporated by reference to Exhibit 10.4.2 (b) of Form 10-K for the fiscal year ended December 31, 2004.

10.4.2 (c)	Amended and Restated Employment Agreement (amended as of June 30, 2013) between BOK Financial and Steven G. Bradshaw, incorporated by reference to Exhibit 99.A of Form 8-K filed August 20, 2013.

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

10.4.5 (c)	Amended and Restated Employment Agreement (amended as of June 15, 2013) between BOK Financial and Daniel Ellinor, incorporated by reference to Exhibit 99.B of Form 8-K filed August 20, 2013.

10.4.7	409A Deferred Compensation Agreement between Steven E. Nell and BOK Financial Corporation dated December 31, 2004, incorporated by reference to Exhibit 10.4.7 of Form 8-K filed on January 5, 2005.

10.4.7 (a)
Amended and Restated Deferred Compensation Agreement (Amended as of December 1, 2003) between Steven E. Nell and BOK Financial Corporation, incorporated by reference to Exhibit 10.4.7 (a) of Form 10-K for the fiscal year ended December 31, 2004.

10.4.7 (b)	Amended and Restated Employment Agreement (amended June 15, 2013) between BOK Financial and Steven Nell incorporated by reference to Exhibit 99.B of Form 8-K filed September 4, 2013.

10.4.8	Employment Agreement dated August 1, 2005 between BOK Financial Corporation and Donald T. Parker, incorporated by reference to Exhibit 99 (a) of Form 8-K filed on February 1, 2006.

10.4.9	Employment Agreement dated April 4, 2008 between Bank of Texas, NA, and Norman P. Bagwell, incorporated by reference to Exhibit 10.4.9 of Form 10-K filed on February 27, 2013.

10.4.9 (a)
First Amendment of Employment Agreement dated June 30, 2011 between Bank of Texas, a division of BOKF, NA, and Norman P. Bagwell, incorporated by reference to Exhibit 10.4.9 (a) of Form 10-K filed on February 27, 2013.

10.4.9 (b)	Amended and Restated Employment Agreement (amended as of June 15, 2013) between BOK Financial and Norman Bagwell, incorporated by reference to Exhibit 99.A of Form 8-K filed September 4, 2013.

10.6	Capitalization and Stock Purchase Agreement dated May 20, 1991, between BOK Financial and Kaiser, incorporated by reference to Exhibit 10.6 of S-1 Registration Statement No. 33-90450.

10.7.7	BOK Financial Corporation 2001 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-62578.

10.7.8	BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

10.7.9	Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

10.7.10	Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

10.7.11	BOK Financial Corporation 2003 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106531.

10.7.12	BOK Financial Corporation 2003 Executive Incentive Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106530.

10.7.13	10b5-1 Repurchase Plan between BOK Financial Corporation and BOSC, Inc. dated May 27, 2008, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 27, 2008.

10.7.14
BOK Financial Corporation 2003 Executive Incentive Plan, as amended and restated, for the Chief Executive Officer and for Direct Reports to the Chief Executive Officer, incorporated by reference to the Schedule 14 A Definitive Proxy Statement filed on March 15, 2011.

10.7.15	BOK Financial Corporation 2011 True-Up Plan, for the Chief Executive Officer and his Direct Reports, incorporated by reference to the Schedule 14A Definitive Proxy Statement filed on March 15, 2011.

10.7.16	BOK Financial Corporation 2009 Omnibus Incentive Plan, Amended and Restated effective April 30, 2013, incorporated by reference to the Schedule 14A Definitive Proxy Statement filed on March 20, 2013.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements, filed herewith.

(b)    Exhibits

See Item 15 (a) (3) above.

(c)    Financial Statement Schedules

See Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOK FINANCIAL CORPORATION

DATE:    February 26, 2014                                                        BY:  /s/ George B. Kaiser
George B. Kaiser                        Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Steven G. Bradshaw
George B. Kaiser Chairman of the Board of Directors /s/ Steven E. Nell	Steven G. Bradshaw Director, President and Chief Executive Officer /s/ John C. Morrow
Steven E. Nell Executive Vice President and Chief Financial Officer	John C. Morrow Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Gregory S. Allen
Gregory S. Allen	Douglas D. Hawthorne
/s/ Alan S. Armstrong	/s/ E. Carey Joullian, IV
Alan S. Armstrong	E. Carey Joullian, IV
/s/ C. Frederick Ball, Jr.	/s/ Robert J. LaFortune
C. Frederick Ball, Jr.	Robert J. LaFortune
/s/ Sharon J. Bell	/s/ Stanley A. Lybarger
Sharon J. Bell	Stanley A. Lybarger
/s/ Peter C. Boylan, III	/s/ Steven J. Malcolm
Peter C. Boylan, III	Steven J. Malcolm
/s/ Chester E. Cadieux, III	/s/ Emmet C. Richards
Chester E. Cadieux, III	Emmet C. Richards
/s/ Joseph W. Craft, III	/s/ John Richels
Joseph W. Craft, III	John Richels
/s/ John W. Gibson	/s/ Michael C. Turpen
John W. Gibson	Michael C. Turpen
/s/ David F. Griffin
David F. Griffin	R.A. Walker
/s/ V. Burns Hargis
V. Burns Hargis