Form 10-Q
period 2014-03-31
BOK FINANCIAL CORP ET AL
filed 2014-05-02
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,140,210 shares of common stock ($.00006 par value) as of March 31, 2014.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $76.6 million or $1.11 per diluted share for the first quarter of 2014, compared to $88.0 million or $1.28 per diluted share for the first quarter of 2013 and $73.0 million or $1.06 per diluted share for the fourth quarter of 2013.

Highlights of the first quarter of 2014 included:

•
Net interest revenue totaled $162.6 million for the first quarter of 2014, compared to $171.5 million for the first quarter of 2013 and $166.2 million for the fourth quarter of 2013. Net interest margin was 2.71% for the first quarter of 2014. Net interest margin was 2.90% for the first quarter of 2013 and 2.74% for the fourth quarter of 2013.

•
Fees and commissions revenue totaled $140.9 million for the first quarter of 2014, compared to $157.1 million for the first quarter of 2013 and $142.4 million for the fourth quarter of 2013. Mortgage banking revenue decreased $17.1 million compared to the first quarter of 2013 and increased $968 thousand over the fourth quarter of 2013. Mortgage production volume decreased compared to the first quarter of 2013 due to higher interest rates. Gain on sale margin decreased compared to the prior year, but improved compared to the fourth quarter. Fiduciary and asset management revenue also grew over the prior year and prior quarter.

•
Operating expenses totaled $185.1 million for the first quarter of 2014, a decrease of $18.9 million compared to the first quarter of 2013 and a decrease of $30.3 million compared to the previous quarter. Personnel costs decreased $21.2 million compared to both the first quarter of 2013 and the prior quarter. The Company reversed $15.5 million accrued during 2011 through 2013 for amounts payable to certain executive officers under the 2011 True-Up Plan. Non-personnel expense increased $2.3 million over the first quarter of 2013 primarily due to a $2.4 million discretionary contribution of appreciated stock to the BOKF Foundation during the first quarter of 2014. Non-personnel expenses decreased $9.1 million compared to the prior quarter. Mortgage banking expenses were down primarily due to lower provision for losses related to repurchases of mortgage loans. Other expense, professional fees and services and occupancy expense also decreased compared to the prior quarter.

•
No provision for credit losses was recorded in the first quarter of 2014 compared to an $8.0 million negative provision for credit losses in the first quarter of 2013 and an $11.4 million negative provision for credit losses in the fourth quarter of 2013. Gross charge-offs were $2.8 million in the first quarter of 2014, $8.9 million in the first quarter of 2013 and $3.1 million in the fourth quarter of 2013. Recoveries were $5.4 million in the first quarter of 2014, compared to $6.6 million in the first quarter of 2013 and $6.1 million in the fourth quarter of 2013.

•
The combined allowance for credit losses totaled $190 million or 1.45% of outstanding loans at March 31, 2014 compared to $187 million or 1.47% of outstanding loans at December 31, 2013. Nonperforming assets that are not guaranteed by U.S. government agencies totaled $153 million or 1.18% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at March 31, 2014 and $155 million or 1.23% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at December 31, 2013.

•
Outstanding loan balances were $13.1 billion at March 31, 2014, an increase of $286 million over December 31, 2013. Commercial loan balances grew by $108 million and commercial real estate loan balances were up $216 million during the first quarter. Residential mortgage loans decreased by $33 million and consumer loans were down $5.6 million compared to December 31, 2013.

•
Period end deposits totaled $20.4 billion at March 31, 2014, a $120 million increase over December 31, 2013. Demand deposit account balances increased $156 million during the first quarter, partially offset by a $34 million decrease in interest-bearing transaction accounts and a $34 million decrease in time deposits.

•
The Company's Tier 1 common equity ratio, as defined by banking regulations, was 13.59% at both March 31, 2014 and December 31, 2013. The Company and its subsidiary bank continue to exceed the regulatory definition of well capitalized. The Company's Tier 1 capital ratio was 13.77% at both March 31, 2014 and December 31, 2013. Total capital ratio was 15.55% at March 31, 2014 and 15.56% at December 31, 2013. The Company's leverage ratio was 10.17% at March 31, 2014 and 10.05% at December 31, 2013.

•
The Company paid a regular quarterly cash dividend of $28 million or $0.40 per common share during the first quarter of 2014. On April 29, 2014, the board of directors approved a quarterly cash dividend of $0.40 per common share payable on or about May 30, 2014 to shareholders of record as of May 16, 2014.

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

Net interest revenue totaled $162.6 million for the first quarter of 2014 compared to $171.5 million for the first quarter of 2013 and $166.2 million for the fourth quarter of 2013. Net interest margin was 2.71% for the first quarter of 2014, 2.90% for the first quarter of 2013 and 2.74% for the fourth quarter of 2013.

Net interest revenue decreased $8.8 million compared to the first quarter of 2013. Net interest revenue decreased $13.5 million primarily due to a narrowing of interest rate spreads. Net interest revenue increased $4.7 million primarily due to the growth in average outstanding loans and a decrease in the average balance of other borrowings, partially offset by a decrease in average securities balances.

The tax-equivalent yield on earning assets was 2.99% for the first quarter of 2014, down 22 basis points from the first quarter of 2013. Loan yields decreased 31 basis points. Credit spreads have narrowed due to market pricing pressure and improved credit quality in our loan portfolio. The available for sale securities portfolio yield decreased 20 basis points to 1.91%. Cash flows received from payments on residential mortgage-backed securities are currently being reinvested in short-duration securities that yield nearly 2%. Funding costs were down 5 basis points from the first quarter of 2013. The cost of interest-bearing deposits decreased 5 basis points and the cost of other borrowed funds decreased 3 basis points. Additionally, the benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 13 basis points in the first quarter of 2014 compared to 15 basis points in the first quarter of 2013.

Average earning assets for the first quarter of 2014 decreased $350 million or 1% compared to the first quarter of 2013. Average loans, net of allowance for loan losses, increased $750 million due primarily to growth in average commercial and commercial real estate loans. The average balance of available for sale securities decreased $1.2 billion. We intend to allow the size of our bond portfolio to decrease to better position the balance sheet for a longer-term rising rate environment. We anticipate a $1 billion reduction in our bond portfolio over the full year of 2014. This reduction in earning assets is expected to be partially offset by loan growth in the mid to high single digits. The resulting shift in earning asset mix should be supportive of net interest margin. The average balance of investment securities was up over the prior year, offset by a decrease in the average balance of fair value option securities primarily held as an economic hedge of our mortgage servicing rights and a decrease in the average balance of our trading portfolio.

Average deposits increased $187 million over the first quarter of 2013, including a $310 million increase in average demand deposit balances and a $65 million increase in average interest-bearing transaction accounts, partially offset by a $228 million decrease in average time deposits. Average borrowed funds decreased $64 million compared to the first quarter of 2013. Decreased borrowings from the Federal Home Loan Banks and funds purchased and repurchase agreements was partially offset by increased borrowings from the Federal Reserve.

Net interest margin decreased 3 basis points from the fourth quarter of 2013.  The yield on average earning assets decreased 3 basis points. The loan portfolio yield decreased 12 basis points to 3.89% primarily due to market pricing pressure. The yield on the available for sale securities portfolio increased 2 basis points to 1.91%. Funding costs decreased 1 basis point to 0.41%. Rates paid on time deposits and savings accounts each increased 1 basis point. Rates paid on interest-bearing transaction accounts decreased a basis point. The cost of other borrowed funds was unchanged compared to the fourth quarter and the benefit to net interest margin from earning assets funded by non-interest bearing liabilities decreased a basis point.

Average earning assets increased $16 million during the first quarter of 2014. Growth in average outstanding loans of $486 million was partially offset by a $358 million decrease in the available for sale securities portfolio. Average commercial loan balances were up $234 million and average commercial real estate loan balances increased $252 million. The average balance of restricted equity securities was down $38 million, the average trading securities balance decreased $35 million and the average balance of residential mortgage loans held for sale decreased $33 million.
Average deposits increased $360 million over the previous quarter. Interest-bearing transaction account balances increased $415 million primarily due to a normal seasonal increase in public funds. Demand deposit balances decreased $44 million and time deposit account balances decreased $24 million. The average balance of borrowed funds decreased $218 million compared to the fourth quarter of 2013.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. Approximately ¾ of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended Mar. 31, 2014 / 2013
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$81	$74	$7
Trading securities	(176)	(359)	183
Investment securities:
Taxable securities	(516)	(367)	(149)
Tax-exempt securities	347	950	(603)
Total investment securities	(169)	583	(752)
Available for sale securities:
Taxable securities	(7,752)	(2,844)	(4,908)
Tax-exempt securities	(172)	(101)	(71)
Total available for sale securities	(7,924)	(2,945)	(4,979)
Fair value option securities	(326)	(289)	(37)
Restricted equity securities	132	(8)	140
Residential mortgage loans held for sale	(202)	(250)	48
Loans	(2,410)	7,211	(9,621)
Total tax-equivalent interest revenue	(10,994)	4,017	(15,011)
Interest expense:
Transaction deposits	(587)	81	(668)
Savings deposits	(22)	12	(34)
Time deposits	(1,286)	(883)	(403)
Funds purchased	(203)	(23)	(180)
Repurchase agreements	5	(17)	22
Other borrowings	(22)	191	(213)
Subordinated debentures	(1)	—	(1)
Total interest expense	(2,116)	(639)	(1,477)
Tax-equivalent net interest revenue	(8,878)	4,656	(13,534)
Change in tax-equivalent adjustment	(68)
Net interest revenue	$(8,810)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $137.0 million for the first quarter of 2014, a $23.7 million decrease compared to the first quarter of 2013 and a $10.0 million decrease compared to the fourth quarter of 2013. Fees and commissions revenue decreased $16.2 million compared to the first quarter of 2013 and $1.5 million compared to the prior quarter. The change in the fair value of mortgage servicing rights, net of the change in the fair value of securities and derivative contracts held as an economic hedge, decreased other operating revenue by $908 thousand in the first quarter of 2014, increased other operating revenue $2.1 million in the fourth quarter of 2013 and decreased operating revenue $2.2 million in the first quarter of 2013. Net gains on available for sale securities decreased $3.6 million compared to the prior year and decreased $394 thousand compared to the previous quarter. The loss on other assets in the first quarter of 2014 was primarily due to changes in the value of assets held as an economic hedge of a deferred compensation liability and charges related to certain merchant banking equity investments.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended Mar. 31,				Three Months Ended Dec. 31, 2013
	2014	2013	Increase(Decrease)	% Increase(Decrease)		Increase(Decrease)	% Increase(Decrease)
Brokerage and trading revenue	$29,516	$31,751	$(2,235)	(7)%	$28,515	$1,001	4%
Transaction card revenue	29,134	27,692	1,442	5%	29,134	—	—%
Fiduciary and asset management revenue	25,722	22,313	3,409	15%	25,074	648	3%
Deposit service charges and fees	22,689	22,966	(277)	(1)%	23,440	(751)	(3)%
Mortgage banking revenue	22,844	39,976	(17,132)	(43)%	21,876	968	4%
Bank-owned life insurance	2,106	3,226	(1,120)	(35)%	2,285	(179)	(8)%
Other revenue	8,852	9,140	(288)	(3)%	12,048	(3,196)	(27)%
Total fees and commissions revenue	140,863	157,064	(16,201)	(10)%	142,372	(1,509)	(1)%
Gain (loss) on other assets, net	(4,264)	467	(4,731)	N/A	651	(4,915)	N/A
Gain (loss) on derivatives, net	968	(941)	1,909	N/A	(930)	1,898	N/A
Gain (loss) on fair value option securities, net	2,660	(3,171)	5,831	N/A	(2,805)	5,465	N/A
Change in fair value of mortgage servicing rights	(4,461)	2,658	(7,119)	N/A	6,093	(10,554)	N/A
Gain on available for sale securities	1,240	4,855	(3,615)	N/A	1,634	(394)	N/A
Total other-than-temporary impairment	—	—	—	N/A	—	—	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	—	(247)	247	N/A	—	—	N/A
Net impairment losses recognized in earnings	—	(247)	247	N/A	—	—	N/A
Total other operating revenue	$137,006	$160,685	$(23,679)	(15)%	$147,015	$(10,009)	(7)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 46% of total revenue for the first quarter of 2014, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression also may drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer hedging and investment banking decreased $2.2 million compared to the first quarter of 2013.

Securities trading revenue totaled $15.1 million for the first quarter of 2014, a $2.0 million decrease compared to the first quarter of 2013. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue decreased $1.3 million compared to the prior year to $1.5 million for the first quarter of 2014, primarily due to decreased activity by our energy and mortgage banking customers.

Revenue earned from retail brokerage transactions grew by $1.3 million or 15% over the first quarter of 2013 to $9.5 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions during the quarter. The number of transactions typically increases with market volatility and decreases with market stability.

Investment banking, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $3.5 million for the first quarter of 2014, a $182 thousand or 5% decrease over the first quarter of 2013 related to the timing and volume of completed transactions.

Brokerage and trading revenue increased $1.0 million over the fourth quarter of 2013. Retail brokerage fees were up $2.4 million and investment banking fees grew by $1.1 million. Customer hedging revenue decreased $2.3 million. In addition, we received recoveries from the Lehman Brothers and MF Global bankruptcies of $1.5 million during the fourth quarter of 2013. Securities trading revenue was largely unchanged compared to the prior quarter.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the first quarter of 2014 increased $1.4 million or 5% over the first quarter of 2013. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $15.1 million, up $254 thousand or 2%, due to increased transaction volumes and increased dollar amounts per transaction. Merchant services fees totaled $9.5 million, up $871 thousand or 10% on increased transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.5 million, an increase of $317 thousand or 8% over the first quarter of 2013.

Transaction card revenue was largely unchanged compared to the fourth quarter of 2013. Growth in merchant services fees was offset primarily by a seasonal decrease in interchange fee revenue from debit cards issued by the Company.

Effective October 1, 2011, the Federal Reserve issued its final rule to implement provisions of the Dodd-Frank Act commonly know as the Durbin Amendment. These provisions established a cap on interchange fees that larger banks can charge merchants for certain debit card transactions. A challenge of this final rule by retail merchants and merchant trade groups was overturned by an appellate court during the first quarter of 2014.

Fiduciary and asset management revenue grew by $3.4 million or 15% over the first quarter of 2013. The acquisition of Topeka, Kansas-based GTRUST Financial Corporation by BOK Financial in the first quarter of 2014 added $371 thousand of revenue and $631 million of fiduciary assets as of March 31, 2014. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $31.3 billion at March 31, 2014, $27.6 billion at March 31, 2013 and $30.1 billion at December 31, 2013. Fiduciary and asset management revenue increased $648 thousand over the fourth quarter of 2013.

We also earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and BOSC, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $2.2 million for the first quarter of 2014 compared to $1.8 million for the first quarter of 2013 and $2.2 million for the fourth quarter of 2013.

Deposit service charges and fees were $22.7 million for the first quarter of 2014 compared to $23.0 million for the first quarter of 2013. Overdraft fees totaled $11.0 million for the first quarter of 2014, a decrease of $833 thousand or 7% compared to the first quarter of 2013. Consumers are generally maintaining higher average balances and better managing their accounts to reduce overdraft fees. Commercial account service charge revenue totaled $9.8 million, an increase of $753 thousand or 8% over the prior year. Service charges on deposit accounts with a standard monthly fee were $1.8 million, a decrease of $198 thousand or 10% compared to the first quarter of 2013. Deposit service charges and fees decreased $751 thousand compared to the prior quarter primarily due to decreased overdraft fee volumes, partially offset by increased commercial account service charges.

Mortgage banking revenue decreased $17.1 million compared to the first quarter of 2013. Mortgage production revenue totaled $11.5 million, a decrease of $18.5 million compared to the first quarter of 2013. Average primary mortgage interest rates were 4.36% for the first quarter of 2014, up 86 basis points over the first quarter of 2013. This increase in interest rates reduced loan production volume. Mortgage loans funded for sale totaled $728 million in the first quarter of 2014, a decrease of $229 million compared to the first quarter of 2013. Outstanding commitments to originate mortgage loans were down $79 million or 17% compared to March 31, 2013. In addition to the effect of lower production volume, mortgage banking revenue decreased due to an overall narrowing of gain on sale margins and a shift in product mix toward loans with narrower margins. Approximately 38% of loans originated in the first quarter of 2014 were through correspondent channels, up from 21% for the first quarter of 2013. Mortgage loans funded through Home Direct Mortgage, our online loan channel increased to 7% of total originations in the first quarter of 2014. Refinanced mortgage loans decreased to 32% of loans originated in the first quarter of 2014 compared to 62% of loans originated in the first quarter of 2013.

Mortgage servicing revenue grew by $1.3 million or 13% over the first quarter of 2013. The outstanding principal balance of mortgage loans serviced for others totaled $14.0 billion, an increase of $1.8 billion or 14% over March 31, 2013.

Mortgage banking revenue increased $968 thousand over the fourth quarter of 2013. Mortgage production revenue was up $721 thousand driven by a $129 million or 50% increase in outstanding commitments to originate mortgage loans. This increase was partially offset by a $121 million decrease in loans funded for sale. Gain on sale margins also improved over the previous quarter.

Mortgage servicing revenue increased $247 thousand over the prior quarter. The outstanding balance of mortgage loans serviced for others increased $327 million over December 31, 2013.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended Mar. 31,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Dec. 31, 2013	Increase (Decrease)		% Increase (Decrease)
	2014	2013
Mortgage production revenue	$11,452	$29,910	$(18,458)		(62)%	$10,731	$721		7%
Servicing revenue	11,392	10,066	1,326		13%	11,145	247		2%
Total mortgage revenue	$22,844	$39,976	$(17,132)		(43)%	$21,876	$968		4%

Period end outstanding mortgage commitments	$387,755	$466,571	$(78,816)		(17)%	$258,873	$128,882		50%
Mortgage loans funded for sale	727,516	956,315	(228,799)		(24)%	848,870	(121,354)		(14)%
Average primary residential mortgage interest rate	4.36%	3.50%	86	bp	25%	4.29%	7	bp	2%
Mortgage loan refinances to total funded	32%	62%				29%
Outstanding principal balance of mortgage loans serviced for others	$14,045,642	$12,272,691	$1,772,951		14%	$13,718,942	$326,700		2%
Net gains on securities, derivatives and other assets

In the first quarter of 2014, we recognized a $1.2 million net gain from sales of $531 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential return or sold to reinvest those proceeds into shorter average life securities. In the first quarter of 2013, we recognized a $4.9 million net gain from sales of $728 million of available for sale securities and in the fourth quarter of 2013, we recognized a $1.6 million net gain on sales of $270 million of available for sale securities.

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

Table 4 -- Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Gain (loss) on mortgage hedge derivative contracts, net	$968	$(931)	$(1,654)
Gain (loss) on fair value option securities, net	2,585	(3,013)	(3,232)
Gain (loss) on economic hedge of mortgage servicing rights	3,553	(3,944)	(4,886)
Gain (loss) on change in fair value of mortgage servicing rights	(4,461)	6,093	2,658
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$(908)	$2,149	$(2,228)

Net interest revenue on fair value option securities	$790	$811	$828

Primary residential mortgage interest rate at period end	4.40%	4.48%	3.57%
Secondary residential mortgage interest rate at period end	3.42%	3.61%	2.62%

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

Gain (loss) on other assets included changes in the fair value of certain equity investments the Company holds as an economic hedge of a deferred compensation liability. During the first quarter of 2014, the value of certain of these investments was adjusted downward by $1.7 million. Gain (loss) on other assets for the first quarter of 2014 also included a $1.5 million charge against a merchant-banking investment that is accounted for by the equity method. An indirect wholly-owned subsidiary of the Company is the general partner of two private equity funds. These investments are generally illiquid and do not readily provide for redemption or transfer. The impact of regulations issued to implement the Volcker Rule resulted in a $1.4 million impairment charge in the fourth quarter of 2013 based primarily on the expectation that we will be required to divest some or all of these investments by June 30, 2015.

Other Operating Expense

Other operating expense for the first quarter of 2014 totaled $185.1 million, a decrease of $18.9 million or 9% compared to the first quarter of 2013. Personnel expenses decreased $21.2 million or 17%. The Company reversed $15.5 million accrued during 2011 through 2013 for amounts payable to certain executive officers under the 2011 True-Up Plan. Non-personnel expenses increased $2.3 million or 3% over the prior year.

Operating expenses decreased $30.3 million compared to the previous quarter. Personnel expense decreased $21.2 million. Non-personnel expense decreased $9.1 million.

Table 5 -- Other Operating Expense
(In thousands)

	Three Months Ended Mar. 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2013	Increase (Decrease)	% Increase (Decrease)
	2014	2013
Regular compensation	$72,367	$68,834	$3,533	5%	$72,007	$360	—%
Incentive compensation:
Cash-based	24,727	26,069	(1,342)	(5)%	27,295	(2,568)	(9)%
Stock-based	(13,193)	10,700	(23,893)	(223)%	8,611	(21,804)	(253)%
Total incentive compensation	11,534	36,769	(25,235)	(69)%	35,906	(24,372)	(68)%
Employee benefits	20,532	20,051	481	2%	17,749	2,783	16%
Total personnel expense	104,433	125,654	(21,221)	(17)%	125,662	(21,229)	(17)%
Business promotion	5,841	5,453	388	7%	6,020	(179)	(3)%
Charitable contributions to BOKF Foundation	2,420	—	2,420	N/A	—	2,420	N/A
Professional fees and services	7,565	6,985	580	8%	10,003	(2,438)	(24)%
Net occupancy and equipment	16,896	16,481	415	3%	19,103	(2,207)	(12)%
Insurance	4,541	3,745	796	21%	4,394	147	3%
Data processing and communications	27,135	25,450	1,685	7%	28,196	(1,061)	(4)%
Printing, postage and supplies	3,541	3,674	(133)	(4)%	3,126	415	13%
Net losses and operating expenses of repossessed assets	1,432	1,246	186	15%	1,618	(186)	(11)%
Amortization of intangible assets	816	876	(60)	(7)%	842	(26)	(3)%
Mortgage banking costs	3,634	7,354	(3,720)	(51)%	7,071	(3,437)	(49)%
Other expense	6,850	7,064	(214)	(3)%	9,384	(2,534)	(27)%
Total other operating expense	$185,104	$203,982	$(18,878)	(9)%	$215,419	$(30,315)	(14)%

Average number of employees (full-time equivalent)	4,640	4,720	(80)	(2)%	4,638	2	—%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $3.5 million or 5% over the first quarter of 2013. Although the average number of employees decreased 2% compared to the prior year, we continue to invest in higher-costing wealth management, compliance and risk management positions. Growth in these positions was partially offset by a decrease in the average number of employees in consumer banking. In addition, standard annual merit increases in regular compensation were effective for the majority of our staff March 1.

Incentive compensation decreased $25.2 million compared to the first quarter of 2013. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation decreased $1.3 million or 5% compared to the first quarter of 2013.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense for equity awards increased $3.6 million over the first quarter of 2013. The first quarter of 2013 included a reversal of compensation costs for awards that did not vest because the performance criteria were not met. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Stock-based compensation expense also includes deferred compensation that will ultimately be settled in cash indexed to the investment performance or changes in earnings per share. Certain executive officers are permitted to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock. Compensation expense reflects changes in the market value of BOK Financial common stock and other investments. Expenses based on changes in the fair value of BOK Financial common stock and other investments decreased $2.9 million compared to the the first quarter of 2013. During the first quarter of 2014 a $1.7 million decrease in the fair value of investments held for deferred compensation purposes was recorded in gain / loss on other assets, net. This decrease was offset by a decrease in compensation expense. Substantially all deferred compensation will be distributed by the end of 2014.

In addition, the accrual for amounts payable to certain executive officers of the Company under the 2011 True-Up Plan was reduced by $15.5 million during the first quarter of 2014. We accrued $9.5 million for the 2011 True-Up Plan in the first quarter of 2013. Approved by shareholders on April 26, 2011, the True-Up Plan is designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. The peer group of banks is determined based on asset size and includes an equal number of publicly-traded SEC registered bank holding companies with the Company being the median bank. Based on the annual Form 10-K and proxy statements filed by our peer banks in the first quarter of 2014, the composition of the peer group and the compensation levels of comparable senior executives used in determining the amounts payable both changed. These changes reduced the required accrual for the 2011 True-Up Plan to $54 million at March 31, 2014 which will be paid in May 2014.

Employee benefit expense increased $481 thousand or 2% over the first quarter of 2013 primarily due to increased employee medical costs. The Company self-insures a portion of its employee health care coverage and these costs may be volatile.
Personnel costs decreased $21.2 million compared to the fourth quarter of 2013 primarily due to the adjustment to the 2011 True-Up Plan accrual. Regular compensation expense was largely unchanged compared to the prior year. Incentive compensation expense decreased $21.8 million. Cash-based incentive compensation, which rewards employees as they generate business opportunities for the Company by growing loans, deposits, customer relationships or other measurable metrics, was largely unchanged compared to the prior quarter. We accrued $4.5 million in the fourth quarter of 2013 related to the 2011 True-Up Plan. Employee benefits expense increased $2.8 million primarily due to a $3.5 million seasonal increase in payroll taxes, partially offset by a $1.1 million decrease in employee medical costs.

Non-personnel operating expenses

Non-personnel operating expenses increased $2.3 million or 3% over the first quarter of 2013. BOK Financial made a $2.4 million discretionary contribution of appreciated stock to the BOKF Foundation during the first quarter of 2014. This contribution also resulted in a $1.2 million reduction in income tax expense. Mortgage banking costs decreased $3.7 million primarily due to lower provisions for losses related to mortgage loans sold with standard representations and warranties and losses related to repurchases of loans sold to U.S. government agencies that no longer qualify for sale accounting. The Company also finalized hold-back claims related to purchased mortgage loan servicing rights which reduced expenses by $1.3 million in the first quarter. This decrease was offset by increased data processing and communications expense, FDIC insurance expense, professional fees and services expense and occupancy costs.

Non-personnel expense decreased $9.1 million compared to the fourth quarter of 2013. Mortgage banking costs decreased $3.4 million compared to the prior quarter. Other expenses decreased $2.5 million, professional fees and services expense decreased $2.4 million and net occupancy expense decreased $2.2 million compared to the fourth quarter. The decrease was largely due to the timing of accruals for regulatory and compliance projects, recruiting and relocation commitments, and facilities repairs. There were no contributions to the BOK Foundation in the fourth quarter of 2013.
Income Taxes

Income tax expense was $37.5 million or 33% of book taxable income for the first quarter of 2014 compared to $47.1 million or 35% of book taxable income for the first quarter of 2013 and $35.3 million or 32% of book taxable income for the fourth quarter of 2013. The Company made a charitable contribution of appreciated securities to the BOKF Foundation in the first quarter of 2014, which reduced income tax expense by $1.2 million.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $12 million at March 31, 2014, $12 million at December 31, 2013 and $13 million at March 31, 2013.
Lines of Business

We operate three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer risk management products for small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services and all mortgage banking activities. Wealth Management provides fiduciary services, private banking services and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

In conjunction with the previously announced change in our chief executive officer and other changes to the executive leadership team, we re-evaluated the reporting units within our principal lines of business. We defined reporting units to align with the various products and services offered by our lines of business rather than geographic region. This definition change better represents how the current executive team evaluates the Company's performance and growth beyond our traditional markets.

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

We allocate resources and evaluate the performance of our lines of business using the net direct contribution which includes the allocation of funds, actual net credit losses and capital costs. In addition, we measure the performance of our business lines after allocation of certain indirect expenses and taxes based on statutory rates. Corporate expense allocations were updated in the first quarter of 2014. The allocations for 2013 have been revised on a comparable basis.

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

As shown in Table 6, net income attributable to our lines of business decreased $7.7 million or 14% compared to the first quarter of 2013. The decrease was primarily due to lower mortgage banking revenue, partially offset by growth in other fee-based revenue and lower credit losses.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Commercial Banking	$36,342	$35,137
Consumer Banking	8,381	17,884
Wealth Management	2,476	1,884
Subtotal	47,199	54,905
Funds Management and other	29,391	33,059
Total	$76,590	$87,964

Commercial Banking

Commercial Banking contributed $36.3 million to consolidated net income in the first quarter of 2014, up $1.2 million or 3% compared to the first quarter of 2013. Decreased net loans charged off was partially offset by increased operating expenses. Net interest revenue and fees and commissions grew over the prior year and corporate expense allocations decreased. The loss on financial instruments and other assets was due to a charge against a merchant banking investment accounted for by the equity method.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2014	2013
Net interest revenue from external sources	$91,009	$90,882	$127
Net interest expense from internal sources	(8,857)	(9,145)	288
Total net interest revenue	82,152	81,737	415
Net loans charged off (recovered)	(3,312)	1,021	(4,333)
Net interest revenue after net loans charged off (recovered)	85,464	80,716	4,748

Fees and commissions revenue	42,165	41,432	733
Gain (loss) on financial instruments and other assets, net	(1,476)	19	(1,495)
Other operating revenue	40,689	41,451	(762)

Personnel expense	26,951	25,469	1,482
Net losses and expenses of repossessed assets	2,192	1,170	1,022
Other non-personnel expense	20,246	20,022	224
Other operating expense	49,389	46,661	2,728

Net direct contribution	76,764	75,506	1,258
Corporate expense allocations	17,285	17,999	(714)
Income before taxes	59,479	57,507	1,972
Federal and state income tax	23,137	22,370	767
Net income	$36,342	$35,137	$1,205

Average assets	$10,956,107	$10,629,342	$326,765
Average loans	10,280,418	9,579,451	700,967
Average deposits	9,599,824	9,245,666	354,158
Average invested capital	934,328	890,844	43,484
Return on average assets	1.35%	1.34%	1	bp
Return on invested capital	15.77%	16.00%	(23)	bp
Efficiency ratio	39.67%	37.82%	185	bp
Net charge-offs (annualized) to average loans	(0.13)%	0.04%	(17)	bp

Net interest revenue increased $415 thousand or 1% over the prior year. Growth in net interest revenue was primarily due to a $701 million increase in average loan balances and a $354 million increase in average deposits over the first quarter of 2013, partially offset by reduced yields on loans and deposits sold to our Funds Management unit. The Commercial Banking unit experienced a net recovery of $3.3 million in the first quarter of 2014 compared to net loans charged off of $1.0 million in the first quarter of 2013.

Fees and commissions revenue increased $733 thousand or 2% over the first quarter of 2013 primarily due to a $1.5 million increase in transaction card revenues from our TransFund electronic funds transfer network and a $664 thousand increase in commercial service charges and fees over the prior year. Brokerage and trading revenue decreased $940 thousand primarily due to lower customer hedging revenue compared to the first quarter of 2013.

Operating expenses increased $2.7 million or 6% over the first quarter of 2013. Personnel costs increased $1.5 million or 6% primarily due to standard annual merit increases and increased incentive compensation. Net losses and operating expenses on repossessed assets increased $1.0 million over the first quarter of 2013, primarily due to an increase in impairment charges based on regularly scheduled appraisal updates. Other non-personnel expenses were largely unchanged. Corporate expense allocations decreased $714 thousand compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking grew by $701 million during the first quarter of 2014 to $10.3 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $9.6 billion for the first quarter of 2014, up $354 million or 4% over the first quarter of 2013. Average balances attributed to our commercial & industrial loan customers increased $471 million or 16%. Balances related to healthcare customers grew by $122 million or 33% and balances related to small business customers were up $115 million or 6%. Balances from treasury services customers increased $67 million or 4%. This growth was partially offset by a $226 million or 14% decrease in balances attributed to energy customers and a $149 million or 28% decrease in commercial real estate balances. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Consumer Banking

Consumer Banking provides retail banking services through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our consumer banking markets, through correspondent loan originators and through Home Direct Mortgage, an on-line origination channel.

Consumer Banking contributed $8.4 million to consolidated net income for the first quarter of 2014, down $9.5 million compared to the first quarter of 2013 primarily due to a decrease in mortgage banking revenue and higher corporate expense allocations, partially offset by lower mortgage banking costs.

Table 8 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2014	2013
Net interest revenue from external sources	$24,657	$24,095	$562
Net interest revenue from internal sources	4,193	5,483	(1,290)
Total net interest revenue	28,850	29,578	(728)
Net loans charged off	861	930	(69)
Net interest revenue after net loans charged off	27,989	28,648	(659)

Fees and commissions revenue	46,142	63,205	(17,063)
Gain (loss) on financial instruments and other assets, net	1,730	(6,063)	7,793
Change in fair value of mortgage servicing rights	(4,461)	2,657	(7,118)
Other operating revenue	43,411	59,799	(16,388)

Personnel expense	23,438	22,456	982
Net gains and expenses of repossessed assets	(568)	(250)	(318)
Other non-personnel expense	18,974	22,802	(3,828)
Total other operating expense	41,844	45,008	(3,164)

Net direct contribution	29,556	43,439	(13,883)
Corporate expense allocations	15,839	14,169	1,670
Income before taxes	13,717	29,270	(15,553)
Federal and state income tax	5,336	11,386	(6,050)
Net income	$8,381	$17,884	$(9,503)

Average assets	$5,615,816	$5,723,956	$(108,140)
Average loans	2,406,523	2,354,479	52,044
Average deposits	5,585,123	5,642,594	(57,471)
Average invested capital	285,086	297,073	(11,987)
Return on average assets	0.61%	1.27%	(66)	bp
Return on invested capital	11.92%	24.41%	(1,249)	bp
Efficiency ratio	52.22%	46.58%	564	bp
Net charge-offs (annualized) to average loans	0.15%	0.16%	(1)	bp
Residential mortgage loans funded for sale	$727,516	$956,315	$(228,799)

	March 31, 2014	March 31, 2013	Increase (Decrease)
Banking locations	202	190	12
Residential mortgage loan servicing portfolio[1]	$15,156,948	$13,365,991	$1,790,957

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from Consumer Banking activities decreased $728 thousand or 2% compared to the first quarter of 2013. Average loan balances were up $52 million or 2% over the prior year. Decreased balances of indirect automobile loans were offset by growth in other consumer loans.

Fees and commissions revenue decreased $17.1 million or 27% compared to the first quarter of 2013 primarily due to a $17.2 million decrease in mortgage banking revenue as residential mortgages funded for sale contracted and gains on sale margins narrowed compared to the prior year. The first quarter of 2013 had high mortgage refinance levels that tapered in the second half of the second quarter when long-term interest rates spiked. Deposit service charges and fees decreased $933 thousand compared to the prior year primarily due to lower overdraft fees.

Operating expenses decreased $3.2 million compared to the first quarter of 2013. Personnel expenses were up $982 thousand or 4%. Net losses and operating expenses of repossessed assets were down $318 thousand compared to the prior year. Non-personnel expense decreased $3.8 million or 17% primarily due to decreased mortgage banking expenses. Provisions for potential credit losses on loans sold to U.S. government agencies under standard representations and warranties and losses related to repurchases of loans sold to U.S. government agencies that no longer qualify for sale accounting were lower compared to the prior year. Corporate expense allocations were up $1.7 million over the first quarter of 2013.

Average consumer deposits were largely unchanged compared to the first quarter of 2013. Average demand deposit balances were unchanged. Average interest-bearing transaction accounts increased $92 million or 3%. Average time deposit balances were down $172 million or 10% compared to the prior year.

Mortgage banking activities include the origination, marketing and servicing of conventional and government-sponsored residential mortgage loans. We funded $751 million of residential mortgage loans in the first quarter of 2014 and $1.0 billion in the first quarter of 2013. Mortgage loan fundings included $728 million of mortgage loans funded for sale in the secondary market and $23 million funded for retention within the consolidated group. Approximately 18% of our mortgage loans funded were in the Oklahoma market and 16% in the Texas market. In addition, 36% of our mortgage loan fundings came from correspondent lenders compared to 20% in the first quarter of 2013 and 7% was originated from our new Home Direct Mortgage on-line sales channel launched in the fourth quarter of 2013.

At March 31, 2014, we serviced $14.0 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group. Approximately 92% of the mortgage loans serviced were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $71 million or 0.51% of loans serviced for others at March 31, 2014 compared to $80 million or 0.58% of loans serviced for others at December 31, 2013. Mortgage servicing revenue, including revenue on loans serviced for the consolidated group, totaled $11.8 million, up $1.0 million or 9% over the first quarter of 2013. Changes in the fair value of our mortgage servicing rights, net of economic hedge, resulted in a $555 thousand decrease in Consumer Banking net income in the first quarter of 2014, compared to a $1.4 million decrease in Consumer Banking net income in the first quarter of 2013.

Wealth Management

Wealth Management contributed $2.5 million to consolidated net income in first quarter of 2014 compared to $1.9 million in the first quarter of 2013. Increased operating expenses and lower net interest revenue were partially offset by growth in fees and commissions revenue.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2014	2013
Net interest revenue from external sources	$5,828	$6,480	$(652)
Net interest revenue from internal sources	4,683	5,295	(612)
Total net interest revenue	10,511	11,775	(1,264)
Net loans charged off	49	519	(470)
Net interest revenue after net loans charged off	10,462	11,256	(794)

Fees and commissions revenue	54,670	52,095	2,575
Loss on financial instruments and other assets, net	(409)	(605)	196
Other operating revenue	54,261	51,490	2,771

Personnel expense	39,588	38,349	1,239
Net losses and expenses of repossessed assets	327	31	296
Other non-personnel expense	9,333	8,742	591
Other operating expense	49,248	47,122	2,126

Net direct contribution	15,475	15,624	(149)
Corporate expense allocations	11,422	12,540	(1,118)
Income before taxes	4,053	3,084	969
Federal and state income tax	1,577	1,200	377
Net income	$2,476	$1,884	$592

Average assets	$4,621,817	$4,687,067	$(65,250)
Average loans	936,663	927,671	8,992
Average deposits	4,499,265	4,613,053	(113,788)
Average invested capital	202,191	202,313	(122)
Return on average assets	0.22%	0.16%	6	bp
Return on invested capital	4.97%	3.78%	119	bp
Efficiency ratio	75.42%	73.55%	187	bp
Net charge-offs (annualized) to average loans	0.02%	0.23%	(21)	bp

	March 31, 2014	March 31, 2013	Increase (Decrease)
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$13,467,695	$11,608,502	$1,859,193
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	1,746,634	1,955,313	(208,679)
Non-managed trust assets in custody	16,082,236	14,042,365	2,039,871
Total fiduciary assets	31,296,565	27,606,180	3,690,385
Assets held in safekeeping	22,779,187	21,562,010	1,217,177
Brokerage accounts under BOKF administration	5,012,365	4,528,168	484,197
Assets under management or in custody	$59,088,117	$53,696,358	$5,391,759

Net interest revenue for the first quarter of 2014 was down $1.3 million or 11% compared to the first quarter of 2013. Average deposit balances were $114 million or 2% lower than in the first quarter of 2013 and yields on funds sold to the Funds Management unit were down compared to the prior year. Interest-bearing transaction account balances decreased $32 million and non-interest bearing demand deposits decreased $22 million. Higher-costing time deposit balances decreased $66 million. Average loan balances were largely unchanged compared to the prior year. Residential mortgage loans previously originated by our Wealth Management division decreased, offset by growth in lower yielding consumer loan balances. Net loans charged off decreased $470 thousand compared to the first quarter of 2013 to $49 thousand or 0.02% of average loans on an annualized basis.

Fees and commissions revenue was up $2.6 million or 5% over the first quarter of 2013. Fiduciary and asset management revenue grew by $3.4 million or 15%. The increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. In addition, the acquisition of The GTrust Financial Corporation, a Topeka, Kansas based independent trust and asset management company in the first quarter of 2014 added $371 thousand of revenue. Brokerage and trading revenue decreased $929 thousand or 3%. Growth in retail brokerage revenue was offset by the effect of decreased securities trading and hedging activity by mortgage banking customers.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the first quarter of 2014, the Wealth Management division participated in 76 underwritings that totaled $872 million. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $461 million of these underwritings. In the first quarter of 2013, the Wealth Management division participated in 88 underwritings that totaled approximately $1.3 billion. Our interest in these underwritings totaled approximately $537 million.

Operating expenses increased $2.1 million or 5% over the first quarter of 2013. Personnel expenses increased $1.2 million, including a $1.4 million increase in regular compensation and a $358 thousand increase in employee benefits primarily related to investments in Wealth Management talent, partially offset by a $497 thousand decrease in incentive compensation. Non-personnel expenses increased $591 thousand, including increased business promotion and amortization of identifiable intangible assets. Corporate expense allocations decreased $1.1 million compared to the prior year.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, support customer transactions, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of March 31, 2014, December 31, 2013 and March 31, 2013.

At March 31, 2014, the carrying value of investment (held-to-maturity) securities was $669 million and the fair value was $685 million. Investment securities consist primarily of long-term, fixed rate Oklahoma municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $80 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $9.9 billion at March 31, 2014, a decrease of $267 million from December 31, 2013. The decrease was primarily in U.S. government agency residential mortgage-backed securities partially offset by an increase in U.S. government agency commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At March 31, 2014, residential mortgage-backed securities represented 77% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at March 31, 2014 is 3.2 years. Management estimates the duration extends to 3.4 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 3.1 years assuming a 50 basis point decline in the current rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At March 31, 2014, approximately $7.4 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $7.5 billion at March 31, 2014.

We also hold amortized cost of $180 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $35 million from December 31, 2013. The decrease was due to the sale of approximately $28 million in amortized cost during the first quarter and cash payments received. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $189 million at March 31, 2014.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $106 million of Jumbo-A residential mortgage loans and $73 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage-backed securities held that were originated in 2007 and 2006. The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 9.5% and has been fully absorbed as of March 31, 2014. The Jumbo-A residential mortgage-backed securities had original credit enhancement of 9.7% and the current level is 3.5%. Approximately 91% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 33% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $102 million at March 31, 2014, compared to $158 million at December 31, 2013. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings in the first quarter of 2014.

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

BOK Financial is required to hold stock as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). These restricted equity securities are carried at cost as these securities do not have a readily determined fair value because the ownership of these shares are restricted and they lack a market. Federal Reserve Bank stock totaled $34 million and holdings of FHLB stock totaled $52 million at March 31, 2014.
Bank-Owned Life Insurance

We have approximately $287 million of bank-owned life insurance at March 31, 2014. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $255 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At March 31, 2014, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $267 million. As the underlying fair value of the investments held in a separate account at March 31, 2014 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $32 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $13.1 billion at March 31, 2014, an increase of $286 million over December 31, 2013. Outstanding commercial loans grew by $108 million over December 31, 2013, largely due to growth in healthcare sector loans. Commercial real estate loan balances were up $216 million with growth in nearly all sectors of the portfolio, partially offset by a decrease in residential construction and land development loans. Residential mortgage loans decreased $33 million and consumer loans decreased $5.6 million compared to December 31, 2013.

Table 10 -- Loans
(In thousands)

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Commercial:
Energy	$2,344,072	$2,351,760	$2,311,991	$2,384,746	$2,349,432
Services	2,232,471	2,282,210	2,148,551	2,204,253	2,114,799
Wholesale/retail	1,225,990	1,201,364	1,181,806	1,175,543	1,085,000
Manufacturing	444,215	391,751	382,460	386,133	399,818
Healthcare	1,396,562	1,274,246	1,160,212	1,118,810	1,081,636
Integrated food services	126,514	150,494	141,440	163,551	173,800
Other commercial and industrial	281,882	291,396	244,615	275,084	213,820
Total commercial	8,051,706	7,943,221	7,571,075	7,708,120	7,418,305

Commercial real estate:
Residential construction and land development	184,820	206,258	216,456	225,654	237,829
Retail	640,506	586,047	556,918	553,412	584,279
Office	436,264	411,499	422,043	459,558	420,644
Multifamily	662,674	576,502	520,454	500,452	460,474
Industrial	305,207	243,877	245,022	253,990	237,049
Other commercial real estate	401,936	391,170	388,336	324,030	344,885
Total commercial real estate	2,631,407	2,415,353	2,349,229	2,317,096	2,285,160

Residential mortgage:
Permanent mortgage	1,033,572	1,062,744	1,078,661	1,095,871	1,091,575
Permanent mortgages guaranteed by U.S. government agencies	184,822	181,598	163,919	156,887	162,419
Home equity	800,281	807,684	792,185	787,027	758,456
Total residential mortgage	2,018,675	2,052,026	2,034,765	2,039,785	2,012,450

Consumer	376,066	381,664	395,031	375,781	377,649

Total	$13,077,854	$12,792,264	$12,350,100	$12,440,782	$12,093,564

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

Commercial loans totaled $8.1 billion or 62% of the loan portfolio at March 31, 2014, an increase of $108 million over December 31, 2013. Healthcare sector loans grew by $122 million over December 31, 2013. Manufacturing sector loans were up $52 million and wholesale/retail sector loans were up $25 million. This growth was partially offset by a $50 million decrease in service sector loans and a $24 million decrease in integrated food service sector loans.

Table 11 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location. The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 36% concentrated in the Texas market and 22% concentrated in the Oklahoma market. The Other category is primarily composed of two states, California and Louisiana, which represent $191 million or 2% of the commercial loan portfolio and $147 million or 2% of the commercial loan portfolio, respectively, at March 31, 2014. All other states individually represent less than one percent of total commercial loans.

Table 11 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$471,953	$1,118,691	$61,789	$8,175	$309,065	$16,397	$86,374	$271,628	$2,344,072
Services	547,194	734,932	183,903	19,340	195,898	161,521	121,759	267,924	2,232,471
Wholesale/retail	323,614	517,395	26,592	61,903	46,253	52,372	60,410	137,451	1,225,990
Manufacturing	124,782	121,992	5,717	6,358	15,498	36,737	55,758	77,373	444,215
Healthcare	228,404	263,365	107,615	79,099	116,366	77,635	198,606	325,472	1,396,562
Integrated food services	5,003	7,565	—	—	31,090	—	13,519	69,337	126,514
Other commercial and industrial	69,058	99,031	12,625	11,100	3,437	1,566	35,305	49,760	281,882
Total commercial loans	$1,770,008	$2,862,971	$398,241	$185,975	$717,607	$346,228	$571,731	$1,198,945	$8,051,706

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

Outstanding energy loans totaled $2.3 billion or 18% of total loans at March 31, 2014. Unfunded energy loan commitments increased by $117 million to $2.6 billion at March 31, 2014. Approximately $2.1 billion of energy loans were to oil and gas producers, up $35 million over December 31, 2013. Approximately 59% of the committed production loans are secured by properties primarily producing oil and 41% of the committed production loans are secured by properties primarily producing natural gas. Loans to midstream oil and gas companies totaled $81 million at March 31, 2014. Loans to borrowers engaged in wholesale or retail energy sales decreased $107 million from December 31, 2013 to $96 million. Loans to borrowers that provide services to the energy industry decreased $6.5 million to $79 million. At March 31, 2014, loans to borrowers that manufacture equipment primarily for the energy industry totaled $21 million, down $3.6 million compared to the prior quarter.

The services sector of the loan portfolio totaled $2.2 billion or 17% of total loans and consists of a large number of loans to a variety of businesses, including gaming, utilities, governmental, insurance and not-for-profit entities. Service sector loans decreased $50 million from December 31, 2013. Approximately $1.2 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At March 31, 2014, the outstanding principal balance of these loans totaled $2.5 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 14% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 32% and 17% of the total commercial real estate portfolio at March 31, 2014, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $2.6 billion or 20% of the loan portfolio at March 31, 2014. The outstanding balance of commercial real estate loans increased $216 million during the first quarter of 2014. Loans secured by multifamily residential properties grew by $86 million. Loans secured by industrial facilities increased $61 million. Retail sector loans grew by $54 million and loans secured by office buildings increased $25 million over the prior quarter. Residential construction and land development loan balances decreased $21 million. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 22% over the past five years. The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 12.

Table 12 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential construction and land development	$51,543	$36,859	$34,038	$13,423	$39,107	$5,376	$3,773	$701	$184,820
Retail	103,960	201,958	62,536	10,548	26,335	59,350	26,185	149,634	640,506
Office	83,453	175,708	40,162	5,330	51,055	35,619	12,891	32,046	436,264
Multifamily	83,708	266,905	44,417	25,467	61,149	54,943	62,037	64,048	662,674
Industrial	53,134	68,279	35,407	354	6,395	8,862	42,411	90,365	305,207
Other real estate	71,755	99,204	44,774	16,631	31,590	47,501	24,485	65,996	401,936
Total commercial real estate loans	$447,553	$848,913	$261,334	$71,753	$215,631	$211,651	$171,782	$402,790	$2,631,407
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

Residential mortgage loans totaled $2.0 billion, a $33 million decrease compared to December 31, 2013. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 98% of our residential mortgage loan portfolio is located within our geographical footprint.

The majority of our permanent mortgage loan portfolio is composed of various non-conforming mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals. The aggregate outstanding balance of loans in these programs is $900 million. Jumbo loans may be fixed or variable rate and are fully amortizing. The size of jumbo loans exceed maximums set under government sponsored entity standards, but otherwise generally conform to those standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%. Loan-to-value ratios (“LTV”) are tiered from 60% to 100%, depending on the market. Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain healthcare professionals. Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

At March 31, 2014, $185 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $3.2 million over December 31, 2013.

Home equity loans totaled $800 million at March 31, 2014, a $7.4 million decrease from December 31, 2013. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at March 31, 2014 by lien position and amortizing status follows in Table 13.

Table 13 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$39,044	$518,462	$557,506
Junior lien	64,291	178,484	242,775
Total home equity	$103,335	$696,946	$800,281

The distribution of residential mortgage and consumer loans at March 31, 2014 is as follows in Table 14. Residential mortgage loans are distributed by collateral location. Consumer loans are generally distributed by borrower location.

Table 14 -- Residential Mortgage and Consumer Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$232,561	$387,409	$43,516	$20,573	$161,444	$100,108	$60,526	$27,435	$1,033,572
Permanent mortgages guaranteed by U.S. government agencies	61,097	20,068	64,443	6,875	9,397	2,826	13,410	6,706	184,822
Home equity	476,219	142,272	125,893	4,658	32,668	9,986	8,029	556	800,281
Total residential mortgage	$769,877	$549,749	$233,852	$32,106	$203,509	$112,920	$81,965	$34,697	$2,018,675

Consumer	$182,471	$134,836	$13,084	$2,698	$21,953	$7,996	$10,300	$2,728	$376,066

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 15 -- Loans Managed by Primary Geographical Market
(In thousands)

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Bank of Oklahoma:
Commercial	$2,782,997	$2,902,140	$2,801,979	$2,993,247	$2,853,608
Commercial real estate	593,282	602,010	564,141	569,780	568,500
Residential mortgage	1,505,702	1,524,212	1,497,027	1,503,457	1,468,434
Consumer	179,733	192,283	207,360	211,744	207,662
Total Bank of Oklahoma	5,061,714	5,220,645	5,070,507	5,278,228	5,098,204

Bank of Texas:
Commercial	3,161,203	3,052,274	2,858,970	2,849,888	2,718,050
Commercial real estate	969,804	816,574	853,857	813,659	800,577
Residential mortgage	256,332	260,544	263,945	263,916	272,406
Consumer	136,782	131,297	129,144	105,390	110,060
Total Bank of Texas	4,524,121	4,260,689	4,105,916	4,032,853	3,901,093

Bank of Albuquerque:
Commercial	351,454	342,336	325,542	296,036	271,075
Commercial real estate	305,080	308,829	306,914	314,871	332,928
Residential mortgage	131,932	133,900	131,756	133,058	129,727
Consumer	12,972	13,842	14,583	14,364	14,403
Total Bank of Albuquerque	801,438	798,907	778,795	758,329	748,133

Bank of Arkansas:
Commercial	73,804	81,556	73,063	61,414	54,191
Commercial real estate	81,181	78,264	84,364	85,546	88,264
Residential mortgage	7,898	7,922	10,466	10,691	11,285
Consumer	6,881	8,023	9,426	11,819	13,943
Total Bank of Arkansas	169,764	175,765	177,319	169,470	167,683

Colorado State Bank & Trust:
Commercial	825,315	735,626	748,331	786,262	822,942
Commercial real estate	213,850	190,355	158,320	146,137	171,251
Residential mortgage	57,345	62,821	66,475	62,490	56,052
Consumer	22,095	22,686	22,592	23,148	20,990
Total Colorado State Bank & Trust	1,118,605	1,011,488	995,718	1,018,037	1,071,235

Bank of Arizona:
Commercial	453,799	417,702	379,817	355,698	326,266
Commercial real estate	301,266	257,477	250,129	258,938	229,020
Residential mortgage	42,899	47,111	49,109	51,774	54,285
Consumer	7,145	7,887	7,059	4,947	5,664
Total Bank of Arizona	805,109	730,177	686,114	671,357	615,235

Bank of Kansas City:
Commercial	403,134	411,587	383,373	365,575	372,173
Commercial real estate	166,944	161,844	131,504	128,165	94,620
Residential mortgage	16,567	15,516	15,987	14,399	20,261
Consumer	10,458	5,646	4,867	4,369	4,927
Total Bank of Kansas City	597,103	594,593	535,731	512,508	491,981

Total BOK Financial loans	$13,077,854	$12,792,264	$12,350,100	$12,440,782	$12,093,564

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $7.1 billion and standby letters of credit which totaled $440 million at March 31, 2014. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $624 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at March 31, 2014.

As more fully described in Note 6 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At March 31, 2014, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $187 million, down from $191 million at December 31, 2013. Substantially all of these loans are to borrowers in our primary markets including $129 million to borrowers in Oklahoma, $20 million to borrowers in Arkansas, $13 million to borrowers in New Mexico and $2 million to borrowers in the Kansas/Missouri market.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 6 to the Consolidated Financial Statements. For the period from 2010 through the first quarter of 2014 combined, approximately 14% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $7.9 million at March 31, 2014 and $8.8 million at December 31, 2013.

Customer Derivative Programs

We offer programs that permit our customers to hedge various risks, including fluctuations in energy, cattle and other agricultural product prices, interest rates and foreign exchange rates. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties to minimize market risk due to changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk and profit.

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

Derivative contracts are carried at fair value. At March 31, 2014, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $222 million compared to $274 million at December 31, 2013. Derivative contracts carried as assets included to-be-announced residential mortgage-backed securities sold to our mortgage banking customers considered interest rate derivative contracts. At March 31, 2014, the fair value of our derivative contracts included $11 million related to these to-be-announced residential mortgage-backed securities, $41 million for interest rate swaps, $26 million for energy contracts, and $123 million for foreign exchange contracts.  The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $217 million at March 31, 2014 and $268 million at December 31, 2013.

At March 31, 2014, total derivative assets were reduced by $3.4 million of cash collateral received from counterparties and total derivative liabilities were reduced by $34 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2014 follows in Table 16.

Table 16 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$115,146
Banks and other financial institutions	99,790
Exchanges and clearing organizations	3,571
Fair value of customer risk management program asset derivative contracts, net	$218,507

At March 31, 2014, our largest exposure was to an internationally active domestic financial institution for equity option contracts which totaled $12 million. At March 31, 2014, our aggregate gross exposure to internationally active domestic financial institutions was approximately $210 million comprised of $196 million of cash and securities positions and $14 million of gross derivative positions. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $6.2 million at March 31, 2014.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $31.07 per barrel of oil would decrease the fair value of derivative assets by $3.1 million. An increase in prices equivalent to $165.41 per barrel of oil would increase the fair value of derivative assets by $403 million as current prices move away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $26 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2014, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and off-balance sheet credit losses totaled $190 million or 1.45% of outstanding loans and 181% of nonaccruing loans at March 31, 2014. The allowance for loans losses was $188 million and the accrual for off-balance sheet credit losses was $1.7 million. At December 31, 2013, the combined allowance for credit losses was $187 million or 1.47% of outstanding loans and 185% of nonaccruing loans. The allowance for loan losses was $185 million and the accrual for off-balance sheet credit losses was $2.1 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, the Company determined that no provision for credit losses was necessary during the first quarter of 2014. An $11.4 million negative provision for credit losses was recorded in the fourth quarter of 2013 and an $8.0 million negative provision for credit losses was recorded in the first quarter of 2013.

Table 17 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Allowance for loan losses:
Beginning balance	$185,396	$194,325	$203,124	$205,965	$215,507
Loans charged off:
Commercial	(144)	(145)	(1,354)	(4,538)	(298)
Commercial real estate	(220)	(176)	(419)	(450)	(4,800)
Residential mortgage	(996)	(956)	(961)	(2,057)	(1,779)
Consumer	(1,488)	(1,836)	(1,974)	(1,507)	(2,032)
Total	(2,848)	(3,113)	(4,708)	(8,552)	(8,909)
Recoveries of loans previously charged off:
Commercial	1,985	1,291	864	1,940	3,393
Commercial real estate	1,827	3,496	2,073	2,727	1,124
Residential mortgage	354	354	188	444	572
Consumer	1,194	927	1,284	1,099	1,468
Total	5,360	6,068	4,409	6,210	6,557
Net loans recovered (charged off)	2,512	2,955	(299)	(2,342)	(2,352)
Provision for loan losses	410	(11,884)	(8,500)	(499)	(7,190)
Ending balance	$188,318	$185,396	$194,325	$203,124	$205,965
Accrual for off-balance sheet credit losses:
Beginning balance	$2,088	$1,604	$1,604	$1,105	$1,915
Provision for off-balance sheet credit losses	(410)	484	—	499	(810)
Ending balance	$1,678	$2,088	$1,604	$1,604	$1,105
Total combined provision for credit losses	$—	$(11,400)	$(8,500)	$—	$(8,000)
Allowance for loan losses to loans outstanding at period-end	1.44%	1.45%	1.57%	1.63%	1.70%
Net charge-offs (annualized) to average loans	(0.08)%	(0.09)%	0.01%	0.08%	0.08%
Total provision for credit losses (annualized) to average loans	—%	(0.37)%	(0.27)%	—%	(0.26)%
Recoveries to gross charge-offs	188.20%	194.92%	93.65%	72.61%	73.60%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.02%	0.03%	0.02%	0.02%	0.02%
Combined allowance for credit losses to loans outstanding at period-end	1.45%	1.47%	1.59%	1.65%	1.71%

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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. At March 31, 2014, impaired loans totaled $288 million, including $5.5 million with specific allowances of $4.2 million and $282 million with no specific allowances because the loan balances represent the amounts we expect to recover. At December 31, 2013, impaired loans totaled $282 million, including $2.1 million of impaired loans with specific allowances of $1.0 million and $280 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $157 million at March 31, 2014 compared to $156 million at December 31, 2013. The general allowance related to commercial loans increased $3.2 million primarily due to a shift in mix from loan classes with lower historic loss rates such as energy to loan classes with higher historic loss rates such as healthcare. The general allowance related to residential mortgage loans decreased $1.5 million and the general allowance related to consumer loans decreased $754 thousand.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $27 million at March 31, 2014, a decrease of $1.2 million compared to December 31, 2013. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. Risks related to the European debt crisis and domestic economic risks remain stable compared to the previous quarter.

An allocation of the allowance for loan losses by loan category is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. The potential problem loans totaled $74 million at March 31, 2014, primarily composed of $14 million of residential construction and land development loans, $14 million of service sector loans, $14 million of loans secured by multifamily residential properties and $11 million of manufacturing sector loans. Potential problem loans totaled $74 million at December 31, 2013.
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

BOK Financial had a net recovery of $2.5 million in the first quarter of 2014 compared to a net recovery of $3.0 million in the fourth quarter of 2013 and net charge-offs of $2.4 million in the first quarter of 2013. The ratio of net loans charged off to average loans on an annualized basis was (0.08)% for the first quarter of 2014 compared with (0.09)% for the fourth quarter of 2013 and 0.08% for the first quarter of 2013. The net recovery in the first quarter of 2014 was $443 thousand less than the previous quarter.

Net commercial loans recoveries totaled $1.8 million in the first quarter of 2014 compared to a net commercial loan recoveries of $1.1 million in the fourth quarter of 2013. Net commercial real estate loan recoveries were $1.6 million in the first quarter and $3.3 million in the fourth quarter. Residential mortgage net charge-offs were $642 thousand and consumer net charge-offs were $294 thousand for the first quarter. Consumer loan net charge-offs include indirect auto loan and deposit account overdraft losses.

Nonperforming Assets

Table 18 -- Nonperforming Assets
(In thousands)

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Nonaccruing loans:
Commercial	$19,047	$16,760	$19,522	$20,869	$19,861
Commercial real estate	39,305	40,850	52,502	58,693	65,175
Residential mortgage	45,380	42,320	39,256	40,534	45,426
Consumer	974	1,219	1,624	2,037	2,171
Total nonaccruing loans	104,706	101,149	112,904	122,133	132,633
Accruing renegotiated loans guaranteed by U.S. government agencies	55,507	54,322	50,099	48,733	47,942
Total nonperforming loans	160,213	155,471	163,003	170,866	180,575
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies	45,638	37,431	37,906	32,155	27,864
Other	49,877	54,841	70,216	77,957	74,837
Real estate and other repossessed assets	95,515	92,272	108,122	110,112	102,701
Total nonperforming assets	$255,728	$247,743	$271,125	$280,978	$283,276
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$153,011	$155,213	$182,543	$200,007	$207,256

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$1,759	$1,860	$1,953	$2,277	$2,377
Services	4,581	4,922	6,927	7,448	9,474
Wholesale / retail	6,854	6,969	7,223	6,700	2,239
Manufacturing	3,565	592	843	876	1,848
Healthcare	1,443	1,586	1,733	2,670	2,962
Integrated food services	—	—	—	—	—
Other commercial and industrial	845	831	843	898	961
Total commercial	19,047	16,760	19,522	20,869	19,861

Commercial real estate:
Residential construction and land development	16,547	17,377	20,784	21,135	23,462
Retail	4,626	4,857	7,914	8,406	8,921
Office	6,301	6,391	6,838	7,828	12,851
Multifamily	—	7	4,350	6,447	4,501
Industrial	886	252	—	—	2,198
Other commercial real estate	10,945	11,966	12,616	14,877	13,242
Total commercial real estate	39,305	40,850	52,502	58,693	65,175

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Residential mortgage:
Permanent mortgage	36,342	34,279	31,797	32,747	38,153
Permanent mortgage guaranteed by U.S. government agencies	1,572	777	577	83	214
Home equity	7,466	7,264	6,882	7,704	7,059
Total residential mortgage	45,380	42,320	39,256	40,534	45,426
Consumer	974	1,219	1,624	2,037	2,171
Total nonaccruing loans	$104,706	$101,149	$112,904	$122,133	$132,633

Nonaccruing loans as % of outstanding balance for class:
Commercial:
Energy	0.08%	0.08%	0.08%	0.10%	0.10%
Services	0.21%	0.22%	0.32%	0.34%	0.45%
Wholesale / retail	0.56%	0.58%	0.61%	0.57%	0.21%
Manufacturing	0.80%	0.15%	0.22%	0.23%	0.46%
Healthcare	0.10%	0.12%	0.15%	0.24%	0.27%
Integrated food services	—%	—%	—%	—%	—%
Other commercial and industrial	0.30%	0.29%	0.34%	0.33%	0.45%
Total commercial	0.24%	0.21%	0.26%	0.27%	0.27%

Commercial real estate:
Residential construction and land development	8.95%	8.42%	9.60%	9.37%	9.87%
Retail	0.72%	0.83%	1.42%	1.52%	1.53%
Office	1.44%	1.55%	1.62%	1.70%	3.06%
Multifamily	—%	—%	0.84%	1.29%	0.98%
Industrial	0.29%	0.10%	—%	—%	0.93%
Other commercial real estate	2.72%	3.06%	3.25%	4.59%	3.84%
Total commercial real estate	1.49%	1.69%	2.23%	2.53%	2.85%

Residential mortgage:
Permanent mortgage	3.52%	3.23%	2.95%	2.99%	3.50%
Permanent mortgage guaranteed by U.S. government agencies	0.85%	0.43%	0.35%	0.05%	0.13%
Home equity	0.93%	0.90%	0.87%	0.98%	0.93%
Total residential mortgage	2.25%	2.06%	1.93%	1.99%	2.26%
Consumer	0.26%	0.32%	0.41%	0.54%	0.57%
Total nonaccruing loans	0.80%	0.79%	0.91%	0.98%	1.10%

Ratios:
Allowance for loan losses to nonaccruing loans	179.86%	183.29%	172.12%	166.31%	155.29%
Nonaccruing loans to period-end loans	0.80%	0.79%	0.91%	0.98%	1.10%
Accruing loans 90 days or more past due[1]	$1,991	$1,415	$188	$2,460	$4,229

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. Government

Nonperforming assets totaled $256 million or 1.94% of outstanding loans and repossessed assets at March 31, 2014. Nonaccruing loans totaled $105 million, accruing renegotiated residential mortgage loans totaled $56 million and real estate and other repossessed assets totaled $96 million. All accruing renegotiated residential mortgage loans, $1.6 million of nonaccruing loans and $46 million of real estate and other repossessed assets are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $2.2 million during the first quarter. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

Loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. As more fully discussed in Note 4 to the Consolidated Financial Statements, we may modify loans in troubled debt restructurings. Modifications may include extension of payment terms and rate concessions. We generally do not forgive principal or accrued but unpaid interest. All loans modified in troubled debt restructurings, except for residential mortgage loans guaranteed by U.S. government agencies, are classified as nonaccruing. We may also renew matured nonaccruing loans. All nonaccuring loans, including those renewed or modified in troubled debt restructurings, are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of available cash resources and collateral value. All nonaccruing loans generally remain on nonaccrual status until full collection of principal and interest in accordance with the original terms, including principal previously charged off, is probable. We generally do not voluntarily modify consumer loans to troubled borrowers. Consumer loans modified at the direction of bankruptcy court orders are identified as troubled debt restructurings and classified as nonaccruing.

At March 31, 2014, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. Generally, no unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the first quarter of 2014 follows in Table 19.

Table 19 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2014
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2013	$101,149	$54,322	$92,272	$247,743
Additions	16,220	12,819	—	29,039
Payments	(7,548)	(329)	—	(7,877)
Charge-offs	(2,848)	—	—	(2,848)
Net gains and write-downs	—	—	(85)	(85)
Foreclosure of nonperforming loans	(2,270)	—	2,270	—
Foreclosure of loans guaranteed by U.S. government agencies	—	(3,189)	17,307	14,118
Proceeds from sales	—	(7,893)	(7,110)	(15,003)
Conveyance to U.S. government agencies	—	—	(9,100)	(9,100)
Net transfers to nonaccruing loans	—	—	—	—
Return to accrual status	—	—	—	—
Other, net	3	(223)	(39)	(259)
Balance, March 31, 2014	$104,706	$55,507	$95,515	$255,728

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During the first quarter of 2014, $17 million of properties guaranteed by U.S. government agencies were foreclosed on and $9.1 million of properties were conveyed to the applicable U.S. government agencies.

Nonaccruing loans totaled $105 million or 0.80% of outstanding loans at March 31, 2014 and $101 million or 0.79% of outstanding loans at December 31, 2013. Nonaccruing loans increased $3.6 million over December 31, 2013. Newly identified nonaccruing loans totaled $16 million for the first quarter of 2014, partially offset by $7.5 million of payments, $2.8 million of charge-offs and $2.3 million of foreclosures.
Commercial

Nonaccruing commercial loans totaled $19 million or 0.24% of total commercial loans at March 31, 2014, compared to $17 million or 0.21% of total commercial loans at December 31, 2013. Nonaccruing commercial loans increased $2.3 million in the first quarter of 2014. Newly identified nonaccruing commercial loans of $3.3 million were partially offset by $909 thousand in payments and $144 thousand of charge-offs during the first quarter.

Nonaccruing commercial loans at March 31, 2014 were primarily composed of $6.9 million or 0.56% of wholesale/retail sector loans and $4.6 million or 0.21% of total services sector loans. Over half of the balance of nonaccruing wholesale/retail sector loans was comprised of a single customer in the New Mexico market.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $39 million or 1.49% of outstanding commercial real estate loans at March 31, 2014 compared to $41 million or 1.69% of outstanding commercial real estate loans at December 31, 2013. Newly identified nonaccruing commercial real estate loans totaled $1.3 million, offset by $3.0 million of cash payments received and $220 thousand of charge-offs.

Nonaccruing commercial real estate loans continue to be largely concentrated in residential construction and land development loans, totaling $17 million or 8.95% of residential construction and land development loans. Other commercial real estate loans totaled $11 million or 2.72% of other commercial real estate loans and $6.3 million or 1.44% of commercial real estate loans secured by office buildings.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $45 million or 2.25% of outstanding residential mortgage loans at March 31, 2014 compared to $42 million or 2.06% of outstanding residential mortgage loans at December 31, 2013. Newly identified nonaccruing residential mortgage loans totaled $9.2 million, offset by $3.3 million of payments, $1.9 million of foreclosures and $1.0 million of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $36 million or 3.52% of outstanding non-guaranteed permanent residential mortgage loans at March 31, 2014. Nonaccruing home equity loans totaled $7.5 million or 0.93% of total home equity loans.

Payments of accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 20. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due decreased $3.6 million in the first quarter to $9.3 million at March 31, 2014. Consumer loans past due 30 to 89 days decreased $454 thousand from December 31, 2013.

Table 20 -- Residential Mortgage and Consumer Loans Past Due
(In thousands)

	March 31, 2014		December 31, 2013
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$12	$5,732	$—	$9,795
Home equity	25	3,556	34	3,087
Total residential mortgage	$37	$9,288	34	$12,882

Consumer	$1	$573	$1	$1,027

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $96 million at March 31, 2014, an increase of $3.2 million over December 31, 2013. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 21 following.

Table 21 -- Real Estate and Other Repossessed Assets by Collateral Location
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties guaranteed by U.S. government agencies	$14,100	$2,134	$1,549	$1,276	$22,830	$360	$2,841	$549	$45,639
Developed commercial real estate properties	2,287	242	1,109	1,050	4,076	595	731	5,073	15,163
1-4 family residential properties	5,046	957	161	775	1,915	4,782	401	262	14,299
Undeveloped land	272	3,698	2,635	57	—	5,691	1,114	—	13,467
Residential land development properties	260	30	1,556	1,283	—	3,243	136	—	6,508
Oil and gas properties	—	66	—	—	—	—	—	—	66
Vehicles	5	—	—	—	—	—	—	—	5
Other	—	—	—	—	—	324	—	44	368
Total real estate and other repossessed assets	$21,970	$7,127	$7,010	$4,441	$28,821	$14,995	$5,223	$5,928	$95,515

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital
Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the first quarter of 2014, approximately 74% of our funding was provided by deposit accounts, 10% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the first quarter of 2014 totaled $20.2 billion and represented approximately 74% of total liabilities and capital compared with $19.9 billion and 73% of total liabilities and capital for the fourth quarter of 2013. Average deposits increased $360 million over the fourth quarter of 2013. Interest-bearing transaction deposit accounts increased $415 million, demand deposits decreased $44 million and average time deposits decreased $24 million.

Average Commercial Banking deposit balances increased $283 million over the fourth quarter of 2013. Balances related to commercial & industrial customers increased $220 million, balances related to our treasury services customers increased $117 million and balances related to energy customers increased $28 million over the fourth quarter of 2013. Healthcare customer balances decreased $51 million and commercial real estate customer balances decreased $37 million compared to the fourth quarter. Commercial customers continue to retain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Average Consumer Banking deposit balances increased $30 million. Interest-bearing transaction deposits grew by $33 million, demand deposit balances grew by $18 million, and savings account balances were up $14 million. This growth was partially offset by a $36 million decrease in time deposits. Average Wealth Management deposits increased $78 million over the fourth quarter of 2013 primarily due to an increase in interest-bearing transaction deposit account balances, partially offset by a decrease in demand deposit balances.

Brokered deposits included in time deposits averaged $194 million for the first quarter of 2014, an increase of $19 million over the fourth quarter of 2013. Average interest-bearing transaction accounts for the first quarter include $215 million of brokered deposits, a decrease of $21 million compared to the fourth quarter of 2013.

The distribution of our period end deposit account balances among principal markets follows in Table 22.

Table 22 -- Period End Deposits by Principal Market Area
(In thousands)

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Bank of Oklahoma:
Demand	$3,476,876	$3,432,940	$3,442,831	$3,552,328	$3,591,661
Interest-bearing:
Transaction	6,148,712	6,318,045	5,565,462	5,644,959	6,132,736
Savings	211,770	191,880	189,186	185,345	185,363
Time	1,209,002	1,214,507	1,197,617	1,179,869	1,264,365
Total interest-bearing	7,569,484	7,724,432	6,952,265	7,010,173	7,582,464
Total Bank of Oklahoma	11,046,360	11,157,372	10,395,096	10,562,501	11,174,125

Bank of Texas:
Demand	2,513,729	2,481,603	2,498,668	2,299,632	2,098,891
Interest-bearing:
Transaction	1,967,107	1,966,580	1,853,586	1,931,758	1,979,318
Savings	70,890	64,632	63,368	63,745	63,218
Time	621,925	638,465	667,873	692,888	717,974
Total interest-bearing	2,659,922	2,669,677	2,584,827	2,688,391	2,760,510
Total Bank of Texas	5,173,651	5,151,280	5,083,495	4,988,023	4,859,401

Bank of Albuquerque:
Demand	524,191	502,395	491,894	455,580	446,841
Interest-bearing:
Transaction	516,734	529,140	541,565	525,481	513,774
Savings	37,481	33,944	34,003	34,096	35,560
Time	320,352	327,281	334,946	346,506	354,303
Total interest-bearing	874,567	890,365	910,514	906,083	903,637
Total Bank of Albuquerque	1,398,758	1,392,760	1,402,408	1,361,663	1,350,478

Bank of Arkansas:
Demand	40,026	38,566	33,378	31,778	32,761
Interest-bearing:
Transaction	212,144	144,018	205,891	187,223	156,079
Savings	2,264	1,986	1,919	1,974	2,642
Time	32,312	32,949	35,184	37,272	41,613
Total interest-bearing	246,720	178,953	242,994	226,469	200,334
Total Bank of Arkansas	286,746	217,519	276,372	258,247	233,095

Colorado State Bank & Trust:
Demand	399,820	409,942	375,060	367,407	298,470
Interest-bearing:
Transaction	536,438	541,675	536,734	519,584	528,060
Savings	28,973	26,880	27,782	27,948	27,187
Time	399,948	407,088	424,225	451,168	461,496
Total interest-bearing	965,359	975,643	988,741	998,700	1,016,743
Total Colorado State Bank & Trust	1,365,179	1,385,585	1,363,801	1,366,107	1,315,213

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Bank of Arizona:
Demand	265,149	204,092	188,365	186,382	157,754
Interest-bearing:
Transaction	409,200	364,736	339,158	376,305	378,420
Savings	2,711	2,432	2,511	2,238	2,122
Time	37,989	34,391	36,285	35,490	34,690
Total interest-bearing	449,900	401,559	377,954	414,033	415,232
Total Bank of Arizona	715,049	605,651	566,319	600,415	572,986

Bank of Kansas City:
Demand	252,496	246,739	301,780	252,216	274,482
Interest-bearing:
Transaction	109,321	69,857	77,414	81,250	53,915
Savings	1,507	1,252	1,080	1,029	983
Time	40,646	41,312	23,890	24,779	25,613
Total interest-bearing	151,474	112,421	102,384	107,058	80,511
Total Bank of Kansas City	403,970	359,160	404,164	359,274	354,993
Total BOK Financial deposits	$20,389,713	$20,269,327	$19,491,655	$19,496,230	$19,860,291

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of federal funds purchased totaled $325 million at March 31, 2014. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.0 billion during the quarter, unchanged compared to the fourth quarter of 2013.

At March 31, 2014, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $8.8 billion.

A summary of other borrowings by the subsidiary bank follows in Table 23.

Table 23 -- Borrowed Funds
(In thousands)

		Three Months Ended				Three Months Ended
		March 31, 2014				December 31, 2013
	March 31, 2014	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	December 31, 2013	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Subsidiary Bank:
Funds purchased	1,166,178	1,021,755	0.06%	1,548,676	868,081	748,074	0.08%	914,008
Repurchase agreements	777,108	773,127	0.08%	800,802	813,454	752,286	0.06%	813,623
Other borrowings:
Federal Home Loan Bank advances	1,002,500	1,005,370	0.20%	1,005,650	1,005,650	1,517,013	0.20%	2,006,622
GNMA repurchase liability	12,834	17,082	5.37%	17,721	18,113	17,891	5.39%	19,522
Other	16,359	16,295	3.29%	16,159	16,590	16,687	2.84%	17,092
Total other borrowings	1,031,693	1,038,747	0.34%		1,040,353	1,551,591	0.29%
Subordinated debentures	347,846	347,824	2.52%	347,846	347,802	347,781	2.48%	347,802
Total Subsidiary Bank	3,322,825	3,181,453	0.44%		3,069,690	3,399,732	0.42%

Total Borrowed Funds	$3,322,825	$3,181,453	0.44%		$3,069,690	$3,399,732	0.40%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At March 31, 2014, $227 million of this subordinated debt remains outstanding.
In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support assets growth. At March 31, 2014, $122 million of this subordinated debt remains outstanding.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2014, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $209 million of dividends without regulatory approval. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.00% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 5, 2014. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at March 31, 2014 and the Company met all of the covenants.

Our equity capital at March 31, 2014 was $3.1 billion, an increase of $90 million over December 31, 2013. Net income less cash dividends paid increased equity $49 million during the first quarter of 2014 and accumulated other comprehensive income increased $32 million primarily related to the change in unrealized gains on available for sale securities. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of March 31, 2014, the Company has repurchased 39,496 shares for $2.1 million under this program. No shares were repurchased in the first quarter of 2014.

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

Table 24 -- Capital Ratios

	Well Capitalized Minimums	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Average total equity to average assets	—	11.40%	11.27%	10.88%	10.95%	10.90%
Tangible common equity ratio	—	10.06%	9.90%	9.73%	9.38%	9.70%
Tier 1 common equity ratio	—	13.59%	13.59%	13.33%	13.19%	13.16%
Risk-based capital:
Tier 1 capital	6.00%	13.77%	13.77%	13.51%	13.37%	13.35%
Total capital	10.00%	15.55%	15.56%	15.35%	15.28%	15.68%
Leverage	5.00%	10.17%	10.05%	9.80%	9.43%	9.28%
In July 2013, banking regulators issued the final rule revising regulatory capital rules for substantially all U.S. banking organizations. The new capital rule will be effective for BOK Financial on January 1, 2015 and components of the rule will phase in through January 1, 2019. The new capital rule establishes a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus capital conservation buffer. The Company expects to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital, consistent with the treatment under current capital rules. BOK Financial's Tier 1 common equity ratio based on the existing Basel I standards was 13.59% as of March 31, 2014. Based on our interpretation of the new capital rule, our estimated Tier 1 common equity ratio is approximately 12.60%, nearly 560 basis points above the 7% regulatory threshold.

The rule also changes both the Tier 1 risk based capital requirements and the total risk based requirements to a minimum of 6% and 8%, respectively, plus a capital conservation buffer of 2.5% totaling 8.5% and 10.5%, respectively. The leverage ratio requirement under the rule is 4%. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

Capital resources of financial institutions are also regularly measured by the tangible common shareholders’ equity ratio. Tangible common shareholders’ equity is shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) less intangible assets and equity which does not benefit common shareholders. Equity that does not benefit common shareholders includes preferred equity.  This non-GAAP measure is a valuable indicator of a financial institution’s capital strength since it eliminates intangible assets from shareholders’ equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income in shareholders’ equity.

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

Table 25 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 25 -- Non-GAAP Measure
(Dollars in thousands)

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Tangible common equity ratio:
Total shareholders' equity	$3,109,925	$3,020,049	$2,991,244	$2,957,637	$3,011,958
Less: Goodwill and intangible assets, net	396,131	384,323	385,166	386,001	386,876
Tangible common equity	2,713,794	2,635,726	2,606,078	2,571,636	2,625,082
Total assets	27,364,711	27,015,432	27,166,367	27,808,200	27,447,158
Less: Goodwill and intangible assets, net	396,131	384,323	385,166	386,001	386,876
Tangible assets	$26,968,580	$26,631,109	$26,781,201	$27,422,199	$27,060,282
Tangible common equity ratio	10.06%	9.90%	9.73%	9.38%	9.70%
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

The Asset / Liability Committee is responsible for managing market risk in accordance with policy guidelines established by the Board of Directors. The Committee monitors projected variation in net interest revenue, net income and economic value of equity due to specified changes in interest rates. The internal policy limit for net interest revenue variation is a maximum decline of 5% to an up or down 200 basis point change over twelve months. These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds and brokered deposits and establish minimum levels for unpledged assets, among other things. Compliance with these internal guidelines is reviewed monthly.
Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve-month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates on the Company's performance across multiple interest rate scenarios. While the current internal policy limit for net interest revenue variation is a maximum decline of 5% or 200 basis points change over twelve months, the results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. We report the effect of a 50 basis point decrease in the interim.

The Company’s primary interest rate exposures include the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable rate loan pricing. Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, the impact on the level and composition of DDA and other core deposit balances resulting from a significant increase in short-term market interest rates and the overall interest rate environment is likely to be material. The simulation incorporates assumptions regarding the effects of such changes based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 26 due to the extreme volatility over such a large rate range and our active risk management approach for that asset. The effects of interest rate changes on the value of mortgage servicing rights and financial instruments identified as economic hedges are presented in Note 6 to the Consolidated Financial Statements.

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

Table 26 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	2014	2013	2014	2013
Anticipated impact over the next twelve months on net interest revenue	$(11,626)	$(528)	$(13,161)	$(17,420)
	(1.66)%	(0.08)%	(1.88)%	(2.50)%
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

Management uses a Value at Risk ("VaR") methodology to measure market risk due to changes in interest rates inherent in its trading activities. VaR is calculated based upon historical simulations over the past five years using a variance/covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VaR to $7.3 million. There were no instances of VaR being exceeded during the three months ended March 31, 2014 and 2013. At March 31, 2014, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VaR amounts for three months ended March 31, 2014 and March 31, 2013 are as follows in Table 27.

Table 27 -- Value at Risk (VaR)
(In thousands)

	Three Months Ended Mar. 31,
	2014	2013
Average	$1,480	$3,569
High	3,731	5,453
Low	984	2,525

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest revenue	2014	2013
Loans	$122,471	$125,113
Residential mortgage loans held for sale	1,590	1,792
Trading securities	411	478
Taxable securities	3,282	3,798
Tax-exempt securities	1,504	1,028
Total investment securities	4,786	4,826
Taxable securities	47,255	55,007
Tax-exempt securities	494	604
Total available for sale securities	47,749	55,611
Fair value option securities	851	1,177
Restricted equity securities	997	865
Interest-bearing cash and cash equivalents	265	184
Total interest revenue	179,120	190,046
Interest expense
Deposits	12,986	14,881
Borrowed funds	1,334	1,554
Subordinated debentures	2,158	2,159
Total interest expense	16,478	18,594
Net interest revenue	162,642	171,452
Provision for credit losses	—	(8,000)
Net interest revenue after provision for credit losses	162,642	179,452
Other operating revenue
Brokerage and trading revenue	29,516	31,751
Transaction card revenue	29,134	27,692
Fiduciary and asset management revenue	25,722	22,313
Deposit service charges and fees	22,689	22,966
Mortgage banking revenue	22,844	39,976
Bank-owned life insurance	2,106	3,226
Other revenue	8,852	9,140
Total fees and commissions	140,863	157,064
Gain (loss) on assets, net	(4,264)	467
Gain (loss) on derivatives, net	968	(941)
Gain (loss) on fair value option securities, net	2,660	(3,171)
Change in fair value of mortgage servicing rights	(4,461)	2,658
Gain on available for sale securities, net	1,240	4,855
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in (reclassified from) other comprehensive income	—	(247)
Net impairment losses recognized in earnings	—	(247)
Total other operating revenue	137,006	160,685
Other operating expense
Personnel	104,433	125,654
Business promotion	5,841	5,453
Charitable contributions to BOKF Foundation	2,420	—
Professional fees and services	7,565	6,985
Net occupancy and equipment	16,896	16,481
Insurance	4,541	3,745
Data processing and communications	27,135	25,450
Printing, postage and supplies	3,541	3,674
Net losses and operating expenses of repossessed assets	1,432	1,246
Amortization of intangible assets	816	876
Mortgage banking costs	3,634	7,354
Other expense	6,850	7,064
Total other operating expense	185,104	203,982
Net income before taxes	114,544	136,155
Federal and state income taxes	37,501	47,096
Net income	77,043	89,059
Net income attributable to non-controlling interest	453	1,095
Net income attributable to BOK Financial Corporation shareholders	$76,590	$87,964
Earnings per share:
Basic	$1.11	$1.28
Diluted	$1.11	$1.28
Average shares used in computation:
Basic	68,273,685	67,814,550
Diluted	68,436,478	68,040,180
Dividends declared per share	$0.40	$0.38
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended
	March 31,
	2014	2013
Net income	$77,043	$89,059
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	54,613	(21,359)
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(403)	(1,148)
Interest expense, Subordinated debentures	83	52
Net impairment losses recognized in earnings	—	247
Gain on available for sale securities, net	(1,240)	(4,855)
Other comprehensive income (loss) before income taxes	53,053	(27,063)
Federal and state income taxes	(20,635)	10,526
Other comprehensive income (loss), net of income taxes	32,418	(16,537)
Comprehensive income	109,461	72,522
Comprehensive income attributable to non-controlling interests	453	1,095
Comprehensive income attributed to BOK Financial Corp. shareholders	$109,008	$71,427

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2014	Dec 31, 2013	March 31, 2013
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$645,435	$512,931	$458,471
Interest-bearing cash and cash equivalents	708,571	574,282	487,146
Trading securities	86,571	91,616	206,598
Investment securities (fair value: Mar. 31, 2014 – $685,063; December 31, 2013 – $687,127 ; Mar. 31, 2013 – $615,194)	668,976	677,878	589,271
Available for sale securities	9,933,723	10,147,162	11,059,145
Fair value option securities	160,884	167,125	210,192
Restricted Equity Securities	85,643	85,240	119,988
Residential mortgage loans held for sale	226,512	200,546	286,211
Loans	13,077,854	12,792,264	12,093,564
Allowance for loan losses	(188,318)	(185,396)	(205,965)
Loans, net of allowance	12,889,536	12,606,868	11,887,599
Premises and equipment, net	279,257	277,849	270,130
Receivables	114,437	117,126	116,028
Goodwill	364,570	359,759	359,759
Intangible assets, net	31,561	24,564	27,117
Mortgage servicing rights, net	153,774	153,333	109,840
Real estate and other repossessed assets, net of allowance (Mar. 31, 2014 – $23,555; December 31, 2013 – $24,195; Mar. 31, 2013 – $36,004)	95,515	92,272	102,701
Derivative contracts	218,507	265,012	320,473
Cash surrender value of bank-owned life insurance	286,932	284,801	277,776
Receivable on unsettled securities sales	18,199	17,174	190,688
Other assets	396,111	359,894	368,025
Total assets	$27,364,714	$27,015,432	$27,447,158

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$7,472,287	$7,316,277	$6,900,860
Interest-bearing deposits:
Transaction	9,899,656	9,934,051	9,742,302
Savings	355,596	323,006	317,075
Time	2,662,174	2,695,993	2,900,054
Total deposits	20,389,713	20,269,327	19,860,291
Funds purchased	1,166,178	868,081	853,843
Repurchase agreements	777,108	813,454	806,526
Other borrowings	1,031,693	1,040,353	1,733,047
Subordinated debentures	347,846	347,802	347,674
Accrued interest, taxes and expense	160,351	194,870	192,358
Derivative contracts	185,499	247,185	251,836
Due on unsettled securities purchases	39,641	45,740	158,984
Other liabilities	122,086	133,647	194,707
Total liabilities	24,220,115	23,960,459	24,399,266
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: Mar. 31, 2014 – 73,547,801 ; December 31, 2013 – 73,163,275; Mar. 31, 2013 – 72,945,798)	4	4	4
Capital surplus	913,642	898,586	876,368
Retained earnings	2,398,636	2,349,428	2,199,722
Treasury stock (shares at cost: Mar. 31, 2014 – 4,407,591 ; December 31, 2013 – 4,304,782; Mar. 31, 2013 – 4,258,080)	(209,152)	(202,346)	(197,519)
Accumulated other comprehensive income (loss)	6,795	(25,623)	133,383
Total shareholders’ equity	3,109,925	3,020,049	3,011,958
Non-controlling interests	34,674	34,924	35,934
Total equity	3,144,599	3,054,973	3,047,892
Total liabilities and equity	$27,364,714	$27,015,432	$27,447,158

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2012	72,415	$4	$859,278	$2,137,541	4,088	$(188,883)	$149,920	$2,957,860	$35,821	$2,993,681
Net income	—	—	—	87,964	—	—	—	87,964	1,095	89,059
Other comprehensive loss	—	—	—	—	—	—	(16,537)	(16,537)	—	(16,537)
Issuance of shares for equity compensation	531	—	18,178	—	170	(8,636)	—	9,542	—	9,542
Tax effect from equity compensation, net	—	—	(337)	—	—	—	—	(337)	—	(337)
Stock-based compensation	—	—	(751)	—	—	—	—	(751)	—	(751)
Cash dividends on common stock	—	—	—	(25,783)	—	—	—	(25,783)	—	(25,783)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(982)	(982)

Balance, March 31, 2013	72,946	$4	$876,368	$2,199,722	4,258	$(197,519)	$133,383	$3,011,958	$35,934	$3,047,892

Balances at December 31, 2013	73,163	$4	$898,586	$2,349,428	4,305	$(202,346)	$(25,623)	$3,020,049	$34,924	$3,054,973
Net income	—	—	—	76,590	—	—	—	76,590	453	77,043
Other comprehensive income	—	—	—	—	—	—	32,418	32,418	—	32,418
Issuance of shares for equity compensation	385	—	10,461	—	103	(6,806)	—	3,655	—	3,655
Tax effect from equity compensation, net	—	—	1,732	—	—	—	—	1,732	—	1,732
Stock-based compensation	—	—	2,863	—	—	—	—	2,863	—	2,863
Cash dividends on common stock	—	—	—	(27,382)	—	—	—	(27,382)	—	(27,382)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(703)	(703)

Balance, March 31, 2014	73,548	$4	$913,642	$2,398,636	4,408	$(209,152)	$6,795	$3,109,925	$34,674	$3,144,599

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$77,043	$89,059
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	(8,000)
Change in fair value of mortgage servicing rights	4,461	(2,658)
Unrealized losses from derivative contracts	563	9,334
Tax effect from equity compensation, net	(1,732)	337
Change in bank-owned life insurance	(2,106)	(3,226)
Stock-based compensation	2,863	(751)
Depreciation and amortization	12,362	13,392
Net amortization of securities discounts and premiums	14,560	16,507
Net realized gains on financial instruments and other assets	(1,202)	(5,436)
Net gain on mortgage loans held for sale	(11,968)	(30,235)
Mortgage loans originated for sale	(727,516)	(956,315)
Proceeds from sale of mortgage loans held for sale	713,002	993,776
Capitalized mortgage servicing rights	(8,644)	(11,433)
Change in trading and fair value option securities	10,890	81,022
Change in receivables	3,246	(2,554)
Change in other assets	14,111	7,376
Change in accrued interest, taxes and expense	(41,114)	15,680
Change in other liabilities	1,555	33,543
Net cash provided by operating activities	60,374	239,418
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	13,019	20,485
Proceeds from maturities or redemptions of available for sale securities	403,191	991,514
Purchases of investment securities	(5,834)	(110,957)
Purchases of available for sale securities	(679,171)	(1,529,068)
Proceeds from sales of available for sale securities	531,385	728,424
Change in amount receivable on unsettled securities transactions	(1,025)	20,364
Loans originated net of principal collected	(271,214)	221,433
Net payments on derivative asset contracts	40,220	17,454
Acquisitions, net of cash acquired	(12,624)	—
Proceeds from disposition of assets	20,071	26,870
Purchases of assets	(20,945)	(73,612)
Net cash provided by investing activities	17,073	312,907
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	154,205	(1,250,831)
Net change in time deposits	(33,819)	(67,938)
Net change in other borrowed funds	221,650	659,003
Net proceeds on derivative liability contracts	(40,228)	(20,893)
Net change in derivative margin accounts	(84,368)	(57,241)
Change in amount due on unsettled security transactions	(6,099)	(138,469)
Issuance of common and treasury stock, net	3,655	9,542
Tax effect from equity compensation, net	1,732	(337)
Dividends paid	(27,382)	(25,783)
Net cash provided by (used in) financing activities	189,346	(892,947)
Net increase (decrease) in cash and cash equivalents	266,793	(340,622)
Cash and cash equivalents at beginning of period	1,087,213	1,286,239
Cash and cash equivalents at end of period	$1,354,006	$945,617

Cash paid for interest	$14,394	$16,390
Cash paid for taxes	$56	$5,953
Net loans and bank premises transferred to repossessed real estate and other assets	$19,577	$22,299
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$31,441	$28,192
Conveyance of other real estate owned guaranteed by U.S. government agencies	$9,100	$11,155
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

The financial information should be read in conjunction with BOK Financial’s 2013 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2013 have been derived from the audited financial statements included in BOK Financial’s 2013 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (ASU 2013-08)

On June 7, 2013, the FASB issued ASU 2013-08 which amends the criteria an entity would need to meet to qualify as an investment company under ASC 946, Financial Services - Investment Companies. ASU 2013-08 also provides additional implementation guidance for the assessment and requires additional disclosures. ASU 2013-08 was effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption prohibited. The adoption of ASU 2013-08 did not have a material impact on the Company's consolidated financial statements.

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

FASB Accounting Standards Update No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure

On January 17, 2014, the FASB issued ASU 2014-04 to clarify when an entity is considered to have obtained physical possession (from an in-substance possession or foreclosure) of a residential real estate property collateralizing a mortgage loan. Upon physical possession of such real property, an entity is required to reclassify the nonperforming mortgage loan to other real estate owned. ASU 2014-04 is effective for the Company for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. Adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	March 31, 2014		December 31, 2013		March 31, 2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$28,588	$14	$34,120	$77	$55,358	$48
U.S. agency residential mortgage-backed securities	23,595	83	21,011	123	33,106	160
Municipal and other tax-exempt securities	27,280	58	27,350	(182)	90,710	(10)
Other trading securities	7,108	(19)	9,135	(7)	27,424	41
Total	$86,571	$136	$91,616	$11	$206,598	$239
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2014
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$440,303	$440,303	$441,532	$3,182	$(1,953)
U.S. agency residential mortgage-backed securities – Other	44,489	45,917	47,834	1,957	(40)
Other debt securities	182,756	182,756	195,697	13,114	(173)
Total	$667,548	$668,976	$685,063	$18,253	$(2,166)

[1]
Carrying value includes $1.4 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

The amortized cost and fair values of investment securities at March 31, 2014, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$39,986	$311,019	$50,118	$39,180	$440,303	4.21
Fair value	40,099	311,262	49,968	40,203	441,532
Nominal yield¹	2.61%	1.72%	2.91%	5.35%	2.26%
Other debt securities:
Carrying value	13,360	32,359	47,576	89,461	182,756	8.56
Fair value	13,416	33,002	49,626	99,653	195,697
Nominal yield	3.41%	4.85%	5.37%	6.32%	5.60%
Total fixed maturity securities:
Carrying value	$53,346	$343,378	$97,694	$128,641	$623,059	5.48
Fair value	53,515	344,264	99,594	139,856	637,229
Nominal yield	2.81%	2.01%	4.11%	6.02%	3.24%
Residential mortgage-backed securities:
Carrying value					$45,917	³
Fair value					47,834
Nominal yield[4]					2.73%
Total investment securities:
Carrying value					$668,976
Fair value					685,063
Nominal yield					3.20%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 3.0 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2014
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,033	$1,034	$1	$—	$—
Municipal and other tax-exempt	69,434	70,065	1,548	(917)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,380,066	4,409,566	65,393	(35,893)	—
FHLMC	2,158,750	2,162,580	25,644	(21,814)	—
GNMA	885,058	888,989	9,612	(5,681)	—
Other	13,426	14,434	1,008	—	—
Total U.S. government agencies	7,437,300	7,475,569	101,657	(63,388)	—
Private issue:
Alt-A loans	73,244	77,557	4,597	—	(284)
Jumbo-A loans	106,258	111,691	5,741	—	(308)
Total private issue	179,502	189,248	10,338	—	(592)
Total residential mortgage-backed securities	7,616,802	7,664,817	111,995	(63,388)	(592)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,159,704	2,123,762	1,329	(37,271)	—
Other debt securities	35,031	35,119	275	(187)	—
Perpetual preferred stock	22,171	24,281	2,110	—	—
Equity securities and mutual funds	14,102	14,645	602	(59)	—
Total	$9,918,277	$9,933,723	$117,860	$(101,822)	$(592)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2013
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,042	$1,042	$—	$—	$—
Municipal and other tax-exempt	73,232	73,775	1,606	(1,063)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,224,327	4,232,332	68,154	(60,149)	—
FHLMC	2,308,341	2,293,943	25,813	(40,211)	—
GNMA	1,151,225	1,152,128	9,435	(8,532)	—
Other	36,296	37,607	1,311	—	—
Total U.S. government agencies	7,720,189	7,716,010	104,713	(108,892)	—
Private issue:
Alt-A loans	104,559	107,212	4,386	—	(1,733)
Jumbo-A loans	109,622	113,887	4,974	—	(709)
Total private issue	214,181	221,099	9,360	—	(2,442)
Total residential mortgage-backed securities	7,934,370	7,937,109	114,073	(108,892)	(2,442)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,100,146	2,055,804	1,042	(45,384)	—
Other debt securities	35,061	35,241	368	(188)	—
Perpetual preferred stock	22,171	22,863	705	(13)	—
Equity securities and mutual funds	19,069	21,328	2,326	(67)	—
Total	$10,185,091	$10,147,162	$120,120	$(155,607)	$(2,442)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	March 31, 2013
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,000	$—	$—	$—
Municipal and other tax-exempt	84,831	85,447	2,377	(1,263)	(498)
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	5,036,888	5,161,971	127,362	(2,279)	—
FHLMC	2,747,896	2,809,286	61,390	—	—
GNMA	1,044,086	1,060,870	16,784	—	—
Other	128,519	133,085	4,566	—	—
Total U.S. government agencies	8,957,389	9,165,212	210,102	(2,279)	—
Private issue:
Alt-A loans	119,373	124,164	5,198	—	(407)
Jumbo-A loans	188,065	192,044	6,032	(139)	(1,914)
Total private issue	307,438	316,208	11,230	(139)	(2,321)
Total residential mortgage-backed securities	9,264,827	9,481,420	221,332	(2,418)	(2,321)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,402,594	1,405,346	4,693	(1,941)	—
Other debt securities	35,650	36,079	635	(206)	—
Perpetual preferred stock	22,171	26,832	4,661	—	—
Equity securities and mutual funds	19,452	23,021	3,574	(5)	—
Total	$10,830,525	$11,059,145	$237,272	$(5,833)	$(2,819)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at March 31, 2014, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,033	$—	$—	$—		$1,033	0.88
Fair value	1,034	—	—	—		1,034
Nominal yield	0.24%	—%	—%	—%		0.24%
Municipal and other tax-exempt:
Amortized cost	$3,204	$33,928	$2,751	$29,551		$69,434	9.85
Fair value	3,245	35,096	2,967	28,757		70,065
Nominal yield¹	4.11%	3.97%	6.26%	1.59%	[6]	3.05%
Commercial mortgage-backed securities:
Amortized cost	$—	$738,616	$1,059,505	$361,583		$2,159,704	9.02
Fair value	—	731,428	1,036,404	355,930		2,123,762
Nominal yield	—%	1.25%	1.47%	1.26%		1.36%
Other debt securities:
Amortized cost	$24,994	$5,137	$—	$4,900		$35,031	5.07
Fair value	25,194	5,213	—	4,712		35,119
Nominal yield	1.74%	2.12%	—%	1.64%	[6]	1.78%
Total fixed maturity securities:
Amortized cost	$29,231	$777,681	$1,062,256	$396,034		$2,265,202	8.98
Fair value	29,473	771,737	1,039,371	389,399		2,229,980
Nominal yield	2.01%	1.37%	1.48%	1.29%		1.42%
Residential mortgage-backed securities:
Amortized cost						$7,616,802	[2]
Fair value						7,664,817
Nominal yield[4]						1.87%
Equity securities and mutual funds:
Amortized cost						$36,273	³
Fair value						38,926
Nominal yield						1.44%
Total available-for-sale securities:
Amortized cost						$9,918,277
Fair value						9,933,723
Nominal yield						1.76%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.5 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Proceeds	$531,385	$728,424
Gross realized gains	6,433	5,792
Gross realized losses	(5,193)	(936)
Related federal and state income tax expense	482	1,889

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Investment:
Carrying value	$87,757	$89,087	$112,990
Fair value	90,765	91,804	118,054

Available for sale:
Amortized cost	5,177,411	5,171,782	4,415,455
Fair value	5,169,432	5,133,530	4,524,553

The secured parties do not have the right to sell or re-pledge these securities. In addition, securities may be pledged as collateral on a line of credit for the trading activities of BOSC, Inc. Under the terms of the credit agreement, the creditor has the right to sell or repledge the collateral. There were no securities pledged under this line of credit at March 31, 2014, December 31, 2013 or March 31, 2013.

Temporarily Impaired Securities as of March 31, 2014
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	96	$78,833	$601	$117,909	$1,352	$196,742	$1,953
U.S. Agency residential mortgage-backed securities – Other	1	9,645	40	—	—	9,645	40
Other debt securities	31	12,516	130	798	43	13,314	173
Total investment	128	$100,994	$771	$118,707	$1,395	$219,701	$2,166

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	29	$13,750	$198	$16,601	$719	$30,351	$917
Residential mortgage-backed securities:
U. S. agencies:
FNMA	77	2,075,587	35,893	—	—	2,075,587	35,893
FHLMC	45	1,236,653	21,814	—	—	1,236,653	21,814
GNMA	14	423,725	5,681	—	—	423,725	5,681
Total U.S. agencies	136	3,735,965	63,388	—	—	3,735,965	63,388
Private issue[1]:
Alt-A loans	5	—	—	15,725	284	15,725	284
Jumbo-A loans	8	11,744	308	—	—	11,744	308
Total private issue	13	11,744	308	15,725	284	27,469	592
Total residential mortgage-backed securities	149	3,747,709	63,696	15,725	284	3,763,434	63,980
Commercial mortgage-backed securities guaranteed by U.S. government agencies	128	1,545,035	30,151	207,246	7,120	1,752,281	37,271
Other debt securities	3	481	19	4,231	168	4,712	187
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	106	1,778	48	172	11	1,950	59
Total available for sale	415	$5,308,753	$94,112	$243,975	$8,302	$5,552,728	$102,414
1Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	5	—	—	15,725	284	15,725	284
Jumbo-A loans	8	11,744	308	—	—	11,744	308

Temporarily Impaired Securities as of December 31, 2013
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	107	$166,382	$1,921	$53,073	$848	$219,455	$2,769
U.S. Agency residential mortgage-backed securities – Other	2	15,224	56	—	—	15,224	56
Other debt securities	30	10,932	549	777	64	11,709	613
Total investment	139	$192,538	$2,526	$53,850	$912	$246,388	$3,438

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	27	$13,286	$245	$17,805	$818	$31,091	$1,063
Residential mortgage-backed securities:
U. S. agencies:
FNMA	81	2,281,491	60,149	—	—	2,281,491	60,149
FHLMC	50	1,450,588	40,211	—	—	1,450,588	40,211
GNMA	27	647,058	8,532	—	—	647,058	8,532
Total U.S. agencies	158	4,379,137	108,892	—	—	4,379,137	108,892
Private issue[1]:
Alt-A loans	7	11,043	756	30,774	977	41,817	1,733
Jumbo-A loans	9	14,642	709	—	—	14,642	709
Total private issue	16	25,685	1,465	30,774	977	56,459	2,442
Total residential mortgage-backed securities	174	4,404,822	110,357	30,774	977	4,435,596	111,334
Commercial mortgage-backed securities guaranteed by U.S. government agencies	123	1,800,717	45,302	2,286	82	1,803,003	45,384
Other debt securities	3	4,712	188	—	—	4,712	188
Perpetual preferred stocks	1	4,988	13	—	—	4,988	13
Equity securities and mutual funds	118	2,070	67	—	—	2,070	67
Total available for sale	446	$6,230,595	$156,172	$50,865	$1,877	$6,281,460	$158,049

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	7	$11,043	$756	$30,774	$977	$41,817	$1,733
Jumbo-A loans	9	14,642	709	—	—	14,642	709

Temporarily Impaired Securities as of March 31, 2013
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	63	$141,778	$581	$—	$—	$141,778	$581
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	14	852	50	—	—	852	50
Total investment	77	$142,630	$631	$—	$—	$142,630	$631

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt[1]	53	$10,390	$397	$29,724	$1,364	$40,114	$1,761
Residential mortgage-backed securities:
U. S. agencies:
FNMA	26	875,087	2,279	—	—	875,087	2,279
FHLMC	—	—	—	—	—	—	—
GNMA	—	—	—	—	—	—	—
Total U.S. agencies	26	875,087	2,279	—	—	875,087	2,279
Private issue[1]:
Alt-A loans	1	—	—	3,500	407	3,500	407
Jumbo-A loans	11	39,462	1,327	26,440	726	65,902	2,053
Total private issue	12	39,462	1,327	29,940	1,133	69,402	2,460
Total residential mortgage-backed securities	38	914,549	3,606	29,940	1,133	944,489	4,739
Commercial mortgage-backed securities guaranteed by U.S. government agencies	49	604,290	1,941	—	—	604,290	1,941
Other debt securities	4	4,712	187	481	19	5,193	206
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	3	598	5	—	—	598	5
Total available for sale	147	$1,534,539	$6,136	$60,145	$2,516	$1,594,684	$8,652

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	21	$7,424	$310	$4,462	$188	$11,886	$498
Alt-A loans	1	—	—	3,500	407	3,500	407
Jumbo-A loans	10	39,462	1,327	13,248	587	52,710	1,914

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of March 31, 2014, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at March 31, 2014.

At March 31, 2014, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$280,508	$279,497	$18,107	$18,298	$—	$—	$141,688	$143,737	$440,303	$441,532
Mortgage-backed securities -- other	45,917	47,834	—	—	—	—	—	—	—	—	45,917	47,834
Other debt securities	—	—	160,353	173,378	—	—	—	—	22,403	22,319	182,756	195,697
Total investment securities	$45,917	$47,834	$440,861	$452,875	$18,107	$18,298	$—	$—	$164,091	$166,056	$668,976	$685,063

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,033	$1,034	$—	$—	$—	$—	$—	$—	$—	$—	$1,033	$1,034
Municipal and other tax-exempt	—	—	46,208	47,268	11,491	11,206	—	—	11,735	11,591	69,434	70,065
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,380,066	4,409,566	—	—	—	—	—	—	—	—	4,380,066	4,409,566
FHLMC	2,158,750	2,162,580	—	—	—	—	—	—	—	—	2,158,750	2,162,580
GNMA	885,058	888,989	—	—	—	—	—	—	—	—	885,058	888,989
Other	13,426	14,434	—	—	—	—	—	—	—	—	13,426	14,434
Total U.S. government agencies	7,437,300	7,475,569	—	—	—	—	—	—	—	—	7,437,300	7,475,569
Private issue:
Alt-A loans	—	—	—	—	—	—	73,244	77,557	—	—	73,244	77,557
Jumbo-A loans	—	—	—	—	—	—	106,258	111,691	—	—	106,258	111,691
Total private issue	—	—	—	—	—	—	179,502	189,248	—	—	179,502	189,248
Total residential mortgage-backed securities	7,437,300	7,475,569	—	—	—	—	179,502	189,248	—	—	7,616,802	7,664,817
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,159,704	2,123,762	—	—	—	—	—	—	—	—	2,159,704	2,123,762
Other debt securities	—	—	4,900	4,712	30,131	30,407	—	—	—	—	35,031	35,119
Perpetual preferred stock	—	—	—	—	11,406	12,469	10,765	11,812	—	—	22,171	24,281
Equity securities and mutual funds	—	—	4	462	—	—	—	—	14,098	14,183	14,102	14,645
Total available for sale securities	$9,598,037	$9,600,365	$51,112	$52,442	$53,028	$54,082	$190,267	$201,060	$25,833	$25,774	$9,918,277	$9,933,723

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At March 31, 2014, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade. The gross unrealized loss on these securities totaled $592 thousand. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

	March 31, 2014	December 31, 2013	March 31, 2013

Unemployment rate	Held constant at 7.3% over the next 12 months and remains at 7.3% thereafter.	Increasing to 7.3% over the next 12 months and remain at 7.3% thereafter.	Increasing to 8% over the next 12 months and remain at 8% thereafter.
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

Starting with current depreciated housing prices based on information derived from the FHFA[1], depreciating 2% over the next 12 months, then flat for he following 12 months and then appreciating at 2% per year thereafter.

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

The Company calculates the current loan-to-value ratio for each mortgage-backed security using loan-level data. The current loan-to-value ratio is the current outstanding loan amount divided by an estimate of the current home value. The current home value is derived from FHFA data. FHFA provides historical information on home price depreciation at both the Metropolitan Statistical Area and state level.  This information is matched to each loan to estimate the home price depreciation. Data is accumulated from the loan level to determine the current loan-to-value ratio for the security as a whole.

Remaining credit enhancement is the amount of credit enhancement available to absorb current projected losses within the pool of loans that support the security. The Company acquires the benefit of credit enhancement by investing in senior or super-senior tranches for many of our residential mortgage-backed securities. Subordinated tranches held by other investors are specifically designed to absorb losses before the senior or super-senior tranches, which effectively increases the typical credit support for these types of bonds. Current projected losses consider depreciation of home prices based on FHFA data, estimated costs and additional losses to liquidate collateral and delinquency status of the individual loans underlying the security.

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities is charged against other comprehensive income, net of deferred taxes. No credit loss impairments were recognized in earnings on privately issued residential mortgage-backed securities during the three months ended March 31, 2014.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				March 31, 2014		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	14	$73,244	$77,557	—	$—	14	$36,127
Jumbo-A	31	106,258	111,691	—	—	29	18,220
Total	45	$179,502	$189,248	—	$—	43	$54,347

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at March 31, 2014.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$67,346	$75,228
Additions for credit-related OTTI not previously recognized	—	—
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	—	247
Reductions for change in intent to hold before recovery	—	—
Sales	(12,999)	—
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$54,347	$75,475

Additions above exclude other-than-temporary impairment recorded due to change in intent to hold before recovery.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain residential mortgage-backed securities issued by U.S. government agencies and derivative contracts are held as an economic hedge of the mortgage servicing rights. In addition, certain corporate debt securities are economically hedged by derivative contracts to manage interest rate risk. Derivative contracts that have not been designated as hedging instruments effectively modify these fixed rate securities into variable rate securities.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	March 31, 2014		December 31, 2013		March 31, 2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain
U.S. agency residential mortgage-backed securities	$156,525	$(5,794)	$157,431	$(8,378)	$208,900	$726
Other securities	4,359	284	9,694	209	1,292	46
Total	$160,884	$(5,510)	$167,125	$(8,169)	$210,192	$772

Restricted Equity Securities

Restricted equity securities include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). Restricted equity securities are carried at cost as theses securities do not have a readily determined fair value because ownership of these shares are restricted and lacks a market. A summary of restricted equity securities follows (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Federal Reserve stock	$33,741	$33,742	$33,695
Federal Home Loan Bank stock	51,902	51,498	86,293
Total	$85,643	$85,240	$119,988

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

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contracts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of March 31, 2014, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $26 million.

None of these derivative contracts have been designated as hedging instruments.

Customer Risk Management Programs

BOK Financial offers programs to permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, and foreign exchange rates, or to take positions in derivative contracts. Customers may also manage interest rate risk through interest rate swaps used by borrowers to modify interest rate terms of their loans or to-be-announced securities used by mortgage banking customers to hedge their loan production. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize the risk of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in other operating revenue – brokerage and trading revenue in the Consolidated Statements of Earnings.

Interest Rate Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed-rate liabilities to floating-rate based on LIBOR. As of March 31, 2014, BOK Financial had interest rate swaps with a notional value of $47 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2014 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$10,859,613	$30,897	$(20,219)	$10,678	$—	$10,678
Interest rate swaps	1,266,880	41,331	—	41,331	—	41,331
Energy contracts	1,207,861	53,440	(27,112)	26,328	—	26,328
Agricultural contracts	111,960	4,208	(1,875)	2,333	—	2,333
Foreign exchange contracts	123,278	123,278	—	123,278	—	123,278
Equity option contracts	208,977	17,939	—	17,939	(3,380)	14,559
Total customer risk management programs	13,778,569	271,093	(49,206)	221,887	(3,380)	218,507
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$13,778,569	$271,093	$(49,206)	$221,887	$(3,380)	$218,507

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$11,398,442	$27,966	$(20,219)	$7,747	$—	$7,747
Interest rate swaps	1,266,880	41,596	—	41,596	(17,388)	24,208
Energy contracts	1,134,208	51,308	(27,112)	24,196	(14,202)	9,994
Agricultural contracts	105,518	4,174	(1,875)	2,299	(2,287)	12
Foreign exchange contracts	122,939	122,939	—	122,939	—	122,939
Equity option contracts	208,977	17,939	—	17,939	—	17,939
Total customer risk management programs	14,236,964	265,922	(49,206)	216,716	(33,877)	182,839
Interest rate risk management programs	47,000	2,660	—	2,660	—	2,660
Total derivative contracts	$14,283,964	$268,582	$(49,206)	$219,376	$(33,877)	$185,499

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2013 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$12,428,736	$59,599	$(21,727)	$37,872	$—	$37,872
Interest rate swaps	1,380,439	65,654	—	65,654	—	65,654
Energy contracts	1,415,266	62,426	(35,440)	26,986	(1,622)	25,364
Agricultural contracts	167,652	4,174	(3,444)	730	—	730
Foreign exchange contracts	176,617	176,617	—	176,617	—	176,617
Equity option contracts	212,147	14,054	—	14,054	—	14,054
Total customer risk management programs	15,780,857	382,524	(60,611)	321,913	(1,622)	320,291
Interest rate risk management programs	22,000	182	—	182	—	182
Total derivative contracts	$15,802,857	$382,706	$(60,611)	$322,095	$(1,622)	$320,473

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$12,827,390	$56,565	$(21,727)	$34,838	$(21,657)	$13,181
Interest rate swaps	1,380,439	66,149	—	66,149	(35,127)	31,022
Energy contracts	1,388,495	62,185	(35,440)	26,745	(10,433)	16,312
Agricultural contracts	167,642	4,157	(3,444)	713	—	713
Foreign exchange contracts	176,170	176,170	—	176,170	—	176,170
Equity option contracts	212,147	14,054	—	14,054	—	14,054
Total customer risk management programs	16,152,283	379,280	(60,611)	318,669	(67,217)	251,452
Interest rate risk management programs	25,000	384	—	384	—	384
Total derivative contracts	$16,177,283	$379,664	$(60,611)	$319,053	$(67,217)	$251,836

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$(160)	$—	$(15)	$—
Interest rate swaps	507	—	767	—
Energy contracts	871	—	1,783	—
Agricultural contracts	63	—	108	—
Foreign exchange contracts	219	—	188	—
Equity option contracts	—	—	—	—
Total customer risk management programs	1,500	—	2,831	—
Interest Rate Risk Management Programs	—	968	—	6,118
Total Derivative Contracts	$1,500	$968	$2,831	$6,118

Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three months ended March 31, 2014 and 2013, respectively.

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

Interest is accrued at the applicable interest rate on the principal amount outstanding. Loans are placed on nonaccruing status when, in the opinion of management, full collection of principal or interest is uncertain. Internally risk graded loans are individually evaluated for nonaccruing status quarterly. Non-risk graded loans are generally placed on nonaccruing status when more than 90 days past due or within 60 days of being notified of the borrower's bankruptcy filing. Interest previously accrued but not collected is charged against interest income when the loan is placed on nonaccruing status. Payments on nonaccruing loans are applied to principal or recognized as interest income, according to management’s judgment as to the collectability of principal. Loans may be returned to accruing status when, in the opinion of management, full collection of principal and interest, including principal previously charged off, is probable based on improvements in the borrower’s financial condition or a sustained period of performance.

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

Qualifying residential mortgage loans guaranteed by U.S. government agencies have been sold into GNMA pools. Under certain performance conditions specified in government programs, the Company may have the right, but not the obligation to repurchase loans from GNMA pools. These loans no longer qualify for sale accounting and are recognized in the Consolidated Balance Sheets. Guaranteed loans are considered impaired because we do not expect to receive all principal and interest based on the loan's contractual terms. The principal balance continues to be guaranteed; however, interest accrues at a curtailed rate as specified in the programs. The carrying value of these loans is reduced based on an estimate of the expected cash flows discounted at the original note rate plus a liquidity spread. Guaranteed loans may be modified in TDRs in accordance with U.S. government agency guidelines. Interest continues to accrue based on the modified rate. Guaranteed loans may either be resold into GNMA pools after a performance period specified by the programs or foreclosed and conveyed to the guarantors.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2014				December 31, 2013
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,649,164	$6,383,495	$19,047	$8,051,706	$1,637,620	$6,288,841	$16,760	$7,943,221
Commercial real estate	764,688	1,827,414	39,305	2,631,407	770,908	1,603,595	40,850	2,415,353
Residential mortgage	1,749,693	223,602	45,380	2,018,675	1,783,615	226,092	42,319	2,052,026
Consumer	125,757	249,335	974	376,066	135,494	244,950	1,220	381,664
Total	$4,289,302	$8,683,846	$104,706	$13,077,854	$4,327,637	$8,363,478	$101,149	$12,792,264
Accruing loans past due (90 days)[1]				$1,991				$1,415

	March 31, 2013
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,382,309	$6,016,135	$19,861	$7,418,305
Commercial real estate	712,275	1,507,710	65,175	2,285,160
Residential mortgage	1,732,058	234,966	45,426	2,012,450
Consumer	154,079	221,399	2,171	377,649
Total	$3,980,721	$7,980,210	$132,633	$12,093,564
Accruing loans past due (90 days)[1]				$4,229

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At March 31, 2014, $4.4 billion or 34% of our total loan portfolio is to businesses and individuals attributed to the Texas market and $3.2 billion or 24% of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At March 31, 2014, commercial loans attributed to the Texas market totaled $2.9 billion or 36% of the commercial loan portfolio segment and commercial loans attributed to the Oklahoma market totaled $1.8 billion or 22% of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.3 billion or 18% of total loans at March 31, 2014, including $2.1 billion of outstanding loans to energy producers. Approximately 59% of committed production loans are secured by properties primarily producing oil and 41% are secured by properties producing natural gas. The services loan class totaled $2.2 billion at March 31, 2014. Approximately $1.2 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include gaming, educational, public finance, insurance and community foundations.

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

At March 31, 2014, 32% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 17% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At March 31, 2014, residential mortgage loans included $185 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $800 million at March 31, 2014. Approximately, 70% of the home equity loan portfolio is comprised of first lien loans and 30% of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 74% to amortizing term loans and 26% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2014, outstanding commitments totaled $7.2 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2014, outstanding standby letters of credit totaled $440 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At March 31, 2014, outstanding commercial letters of credit totaled $12 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three months ended March 31, 2014.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended March 31, 2014 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$79,180	$41,573	$29,465	$6,965	$28,213	$185,396
Provision for loan losses	4,225	(1,591)	(516)	(460)	(1,248)	410
Loans charged off	(144)	(220)	(996)	(1,488)	—	(2,848)
Recoveries	1,985	1,827	354	1,194	—	5,360
Ending balance	$85,246	$41,589	$28,307	$6,211	$26,965	$188,318
Allowance for off-balance sheet credit losses:
Beginning balance	$119	$1,876	$90	$3	$—	$2,088
Provision for off-balance sheet credit losses	457	(836)	(28)	(3)	—	(410)
Ending balance	$576	$1,040	$62	$—	$—	$1,678

Total provision for credit losses	$4,682	$(2,427)	$(544)	$(463)	$(1,248)	$—

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at March 31, 2014 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$8,032,659	$81,813	$19,047	$3,433	$8,051,706	$85,246
Commercial real estate	2,592,102	41,404	39,305	185	2,631,407	41,589
Residential mortgage	1,973,295	27,766	45,380	541	2,018,675	28,307
Consumer	375,092	6,211	974	—	376,066	6,211
Total	12,973,148	157,194	104,706	4,159	13,077,854	161,353

Nonspecific allowance	—	—	—	—	—	26,965

Total	$12,973,148	$157,194	$104,706	$4,159	$13,077,854	$188,318

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at March 31, 2014 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$8,029,443	$84,333	$22,263	$913	$8,051,706	$85,246
Commercial real estate	2,631,407	41,589	—	—	2,631,407	41,589
Residential mortgage	209,608	4,695	1,809,067	23,612	2,018,675	28,307
Consumer	269,985	2,765	106,081	3,446	376,066	6,211
Total	11,140,443	133,382	1,937,411	27,971	13,077,854	161,353

Nonspecific allowance	—	—	—	—	—	26,965

Total	$11,140,443	$133,382	$1,937,411	$27,971	$13,077,854	$188,318

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

The following table summarizes the Company’s loan portfolio at March 31, 2014 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,339,578	$2,735	$1,759	$—	$—	$2,344,072
Services	2,213,569	14,321	4,581	—	—	2,232,471
Wholesale/retail	1,216,725	2,411	6,854	—	—	1,225,990
Manufacturing	429,523	11,127	3,565	—	—	444,215
Healthcare	1,392,315	2,804	1,443	—	—	1,396,562
Integrated food services	122,314	4,200	—	—	—	126,514
Other commercial and industrial	258,888	—	731	22,149	114	281,882
Total commercial	7,972,912	37,598	18,933	22,149	114	8,051,706

Commercial real estate:
Residential construction and land development	153,836	14,437	16,547	—	—	184,820
Retail	634,253	1,627	4,626	—	—	640,506
Office	428,815	1,148	6,301	—	—	436,264
Multifamily	648,999	13,675	—	—	—	662,674
Industrial	304,321	—	886	—	—	305,207
Other commercial real estate	388,122	2,869	10,945	—	—	401,936
Total commercial real estate	2,558,346	33,756	39,305	—	—	2,631,407

Residential mortgage:
Permanent mortgage	200,662	2,704	6,242	793,864	30,100	1,033,572
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	183,250	1,572	184,822
Home equity	—	—	—	792,815	7,466	800,281
Total residential mortgage	200,662	2,704	6,242	1,769,929	39,138	2,018,675

Consumer	269,764	27	194	105,301	780	376,066

Total	$11,001,684	$74,085	$64,674	$1,897,379	$40,032	$13,077,854

The following table summarizes the Company’s loan portfolio at December 31, 2013 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,347,519	$2,381	$1,860	$—	$—	$2,351,760
Services	2,265,984	11,304	4,922	—	—	2,282,210
Wholesale/retail	1,191,791	2,604	6,969	—	—	1,201,364
Manufacturing	381,794	9,365	592	—	—	391,751
Healthcare	1,272,626	34	1,586	—	—	1,274,246
Integrated food services	145,758	4,736	—	—	—	150,494
Other commercial and industrial	235,636	—	758	54,929	73	291,396
Total commercial	7,841,108	30,424	16,687	54,929	73	7,943,221

Commercial real estate:
Residential construction and land development	173,488	15,393	17,377	—	—	206,258
Retail	579,506	1,684	4,857	—	—	586,047
Office	403,951	1,157	6,391	—	—	411,499
Multifamily	562,800	13,695	7	—	—	576,502
Industrial	243,625	—	252	—	—	243,877
Other commercial real estate	371,628	7,576	11,966	—	—	391,170
Total commercial real estate	2,334,998	39,505	40,850	—	—	2,415,353

Residential mortgage:
Permanent mortgage	210,142	3,283	7,210	815,040	27,069	1,062,744
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	180,821	777	181,598
Home equity	—	—	—	800,420	7,264	807,684
Total residential mortgage	210,142	3,283	7,210	1,796,281	35,110	2,052,026

Consumer	264,536	795	202	115,114	1,017	381,664

Total	$10,650,784	$74,007	$64,949	$1,966,324	$36,200	$12,792,264

The following table summarizes the Company’s loan portfolio at March 31, 2013 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,342,500	$4,555	$2,377	$—	$—	$2,349,432
Services	2,074,198	31,127	9,474	—	—	2,114,799
Wholesale/retail	1,071,954	10,807	2,239	—	—	1,085,000
Manufacturing	387,346	10,624	1,848	—	—	399,818
Healthcare	1,078,550	124	2,962	—	—	1,081,636
Integrated food services	173,800	—	—	—	—	173,800
Other commercial and industrial	190,758	4,716	889	17,385	72	213,820
Total commercial	7,319,106	61,953	19,789	17,385	72	7,418,305

Commercial real estate:
Residential construction and land development	194,944	19,423	23,462	—	—	237,829
Retail	572,761	2,597	8,921	—	—	584,279
Office	401,070	6,723	12,851	—	—	420,644
Multifamily	453,822	2,151	4,501	—	—	460,474
Industrial	234,590	261	2,198	—	—	237,049
Other commercial real estate	321,304	10,339	13,242	—	—	344,885
Total commercial real estate	2,178,491	41,494	65,175	—	—	2,285,160

Residential mortgage:
Permanent mortgage	230,595	6,555	10,664	816,272	27,489	1,091,575
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	162,205	214	162,419
Home equity	—	—	—	751,397	7,059	758,456
Total residential mortgage	230,595	6,555	10,664	1,729,874	34,762	2,012,450

Consumer	235,495	1,249	408	138,734	1,763	377,649

Total	$9,963,687	$111,251	$96,036	$1,885,993	$36,597	$12,093,564

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the
	March 31, 2014					Three Months Ended
		Recorded Investment				March 31, 2014
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,787	$1,759	$1,759	$—	$—	$1,809	$—
Services	7,475	4,581	3,544	1,037	424	4,752	—
Wholesale/retail	11,765	6,853	6,821	32	9	6,911	—
Manufacturing	3,806	3,565	565	3,000	3,000	2,078	—
Healthcare	2,466	1,443	1,443	—	—	1,514	—
Integrated food services	—	—	—	—	—	—	—
Other commercial and industrial	8,510	845	845	—	—	838	—
Total commercial	35,809	19,046	14,977	4,069	3,433	17,902	—

Commercial real estate:
Residential construction and land development	20,866	16,547	15,893	654	162	16,962	—
Retail	6,462	4,626	4,626	—	—	4,742	—
Office	8,688	6,301	6,296	5	5	6,346	—
Multifamily	—	—	—	—	—	3	—
Industrial	1,043	886	886	—	—	569	—
Other real estate loans	17,692	10,945	10,761	184	18	11,455	—
Total commercial real estate	54,751	39,305	38,462	843	185	40,077	—

Residential mortgage:
Permanent mortgage	45,215	36,342	35,747	595	541	35,310	345
Permanent mortgage guaranteed by U.S. government agencies[1]	191,067	184,822	184,822	—	—	186,987	2,136
Home equity	7,475	7,466	7,466	—	—	7,365	—
Total residential mortgage	243,757	228,630	228,035	595	541	229,662	2,481

Consumer	989	974	974	—	—	1,097	—

Total	$335,306	$287,955	$282,448	$5,507	$4,159	$288,738	$2,481

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At March 31, 2014, $1.6 million of these loans were nonaccruing and $183 million were accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, are recovered.

A summary of impaired loans at December 31, 2013 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$1,860	$1,860	$1,860	$—	$—
Services	6,486	4,922	3,791	1,131	516
Wholesale/retail	11,009	6,969	6,937	32	9
Manufacturing	746	592	592	—	—
Healthcare	2,193	1,586	1,538	48	48
Integrated food services	—	—	—	—	—
Other commercial and industrial	8,532	831	831	—	—
Total commercial	30,826	16,760	15,549	1,211	573

Commercial real estate:
Residential construction and land development	20,804	17,377	17,050	327	107
Retail	6,133	4,857	4,857	—	—
Office	7,848	6,391	6,383	8	8
Multifamily	7	7	7	—	—
Industrial	252	252	252	—	—
Other real estate loans	14,593	11,966	11,779	187	18
Total commercial real estate	49,637	40,850	40,328	522	133

Residential mortgage:
Permanent mortgage	41,870	34,279	33,869	410	248
Permanent mortgage guaranteed by U.S. government agencies[1]	188,436	181,598	181,598	—	—
Home equity	7,537	7,264	7,264	—	—
Total residential mortgage	237,843	223,141	222,731	410	248

Total consumer	1,228	1,219	1,219	—	—

Total	$319,534	$281,970	$279,827	$2,143	$954

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2013, $777 thousand of these loans were nonaccruing and $181 million were accruing based on the guarantee by U.S. government agencies.

A summary of impaired loans at March 31, 2013 follows (in thousands):

	As of					For the
	As of March 31, 2013					Three Months Ended
		Recorded Investment				March 31, 2013
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$2,377	$2,377	$2,377	$—	$—	$2,419	$—
Services	12,592	9,474	8,502	972	292	10,782	—
Wholesale/retail	2,545	2,239	2,187	52	13	2,658	—
Manufacturing	2,140	1,848	1,848	—	—	1,928	—
Healthcare	3,649	2,962	2,919	43	43	3,064	—
Integrated food services	—	—	—	—	—	342	—
Other commercial and industrial	8,461	961	961	—	—	972	—
Total commercial	31,764	19,861	18,794	1,067	348	22,165	—

Commercial real estate:
Residential construction and land development	28,913	23,462	22,967	495	155	24,797	—
Retail	11,375	8,921	8,921	—	—	8,519	—
Office	16,169	12,851	12,617	234	30	9,840	—
Multifamily	4,501	4,501	4,501	—	—	3,604	—
Industrial	3,875	2,198	2,198	—	—	3,083	—
Other real estate loans	15,546	13,242	12,642	600	73	13,059	—
Total commercial real estate	80,379	65,175	63,846	1,329	258	62,902	—

Residential mortgage:
Permanent mortgage	48,613	38,153	37,605	548	299	39,008	318
Permanent mortgage guaranteed by U.S. government agencies[1]	171,887	162,419	162,419	—	—	161,432	1,276
Home equity	7,059	7,059	7,059	—	—	6,658	—
Total residential mortgage	227,559	207,631	207,083	548	299	207,098	1,594

Total consumer	2,237	2,171	2,049	122	122	2,441	—

Total	$341,939	$294,838	$291,772	$3,066	$1,027	$294,606	$1,594

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At March 31, 2013, $214 thousand of these loans were nonaccruing and $162 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of March 31, 2014 is as follows (in thousands):

	As of March 31, 2014
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged Off During the Three Months Ended March 31, 2014
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—
Services	1,811	761	1,050	148	—
Wholesale/retail	207	73	134	9	—
Manufacturing	3,384	384	3,000	3,000	—
Healthcare	—	—	—	—	—
Integrated food services	—	—	—	—	—
Other commercial and industrial	750	194	556	—	—
Total commercial	6,152	1,412	4,740	3,157	—

Commercial real estate:
Residential construction and land development	10,083	1,839	8,244	162	—
Retail	4,140	2,584	1,556	—	—
Office	5,029	3,848	1,181	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	4,818	3,277	1,541	—	67
Total commercial real estate	24,070	11,548	12,522	162	67

Residential mortgage:
Permanent mortgage	18,755	13,117	5,638	85	208
Permanent mortgage guaranteed by U.S. government agencies	474	181	293	—	—
Home equity	4,037	3,451	586	—	14
Total residential mortgage	23,266	16,749	6,517	85	222

Consumer	759	583	176	—	—

Total nonaccruing TDRs	$54,247	$30,292	$23,955	$3,404	$289

	As of March 31, 2014
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged Off During the Three Months Ended March 31, 2014
Accruing TDRs:

Residential mortgage:
Permanent mortgage	—	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	55,507	15,649	39,858	—	—
Total residential mortgage	55,507	15,649	39,858	—	—

Total accruing TDRs	55,507	15,649	39,858	—	—

Total TDRs	$109,754	$45,941	$63,813	$3,404	$289

A summary of troubled debt restructurings by accruing status as of December 31, 2013 is as follows (in thousands):

	As of
	December 31, 2013
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—
Services	2,235	852	1,383	237
Wholesale/retail	235	89	146	9
Manufacturing	391	—	391	—
Healthcare	—	—	—	—
Integrated food services	—	—	—	—
Other commercial and industrial	771	173	598	—
Total commercial	3,632	1,114	2,518	246

Commercial real estate:
Residential construction and land development	10,148	1,444	8,704	107
Retail	4,359	3,141	1,218	—
Office	5,059	3,872	1,187	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	5,011	2,885	2,126	—
Total commercial real estate	24,577	11,342	13,235	107

Residential mortgage:
Permanent mortgage	18,697	12,214	6,483	88
Home equity	4,045	3,531	514	—
Total residential mortgage	22,742	15,745	6,997	88

Consumer	1,008	758	250	—

Total nonaccuring TDRs	$51,959	$28,959	$23,000	$441

Accruing TDRs:

Residential mortgage:
Permanent mortgage	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	54,322	13,384	40,938	—
Total residential mortgage	54,322	13,384	40,938	—

Total accruing TDRs	54,322	13,384	40,938	—

Total TDRs	$106,281	$42,343	$63,938	$441

A summary of troubled debt restructurings by accruing status as of March 31, 2013 is as follows (in thousands):

	As of March 31, 2013
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amount Charged Off During the Three Months Ended March 31, 2013
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—
Services	2,441	1,195	1,246	292	—
Wholesale/retail	1,481	1,015	466	13	—
Manufacturing	—	—	—	—	—
Healthcare	—	—	—	—	—
Integrated food services	—	—	—	—	—
Other commercial and industrial	856	163	693	—	—
Total commercial	4,778	2,373	2,405	305	—

Commercial real estate:
Residential construction and land development	12,770	2,479	10,291	76	—
Retail	6,139	2,359	3,780	—	627
Office	2,966	1,883	1,083	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	4,889	3,281	1,608	—	—
Total commercial real estate	26,764	10,002	16,762	76	627

Residential mortgage:
Permanent mortgage	19,230	12,670	6,560	54	370
Home equity	1,976	1,844	132	—	—
Total residential mortgage	21,206	14,514	6,692	54	370

Consumer	923	759	164	80	—

Total nonaccruing TDRs	$53,671	$27,648	$26,023	$515	$997

	As of March 31, 2013
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amount Charged Off During the Three Months Ended March 31, 2013
Nonaccruing TDRs:

Accruing TDRs:

Residential mortgage:
Permanent mortgage	—	—	—	—	—
Permanent mortgages guaranteed by U.S. government agencies	47,942	13,184	34,758	—	—
Total residential mortgage	47,942	13,184	34,758	—	—

Total accruing TDRs	47,942	13,184	34,758	—	—

Total TDRs	$101,613	$40,832	$60,781	$515	$997

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at March 31, 2014 by class that were restructured during the three months ended March 31, 2014 by primary type of concession (in thousands):

	Three Months Ended Mar. 31, 2014
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	3,000	—	3,000	3,000
Healthcare	—	—	—	—	—	—	—	—
Integrated food services	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	29	29	29
Total commercial	—	—	—	—	3,000	29	3,029	3,029

Commercial real estate:
Residential construction and land development	—	—	—	—	428	—	428	428
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	428	—	428	428

Residential mortgage:
Permanent mortgage	—	—	—	—	64	461	525	525
Permanent mortgage guaranteed by U.S. government agencies	1,653	2,891	4,544	—	—	—	—	4,544
Home equity	—	—	—	—	—	346	346	346
Total residential mortgage	1,653	2,891	4,544	—	64	807	871	5,415

Consumer	—	—	—	—	—	36	36	36

Total	$1,653	$2,891	$4,544	$—	$3,492	$872	$4,364	$8,908

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during the three months ended March 31, 2013 by primary type of concession (in thousands):

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

The following table summarizes, by loan class, the recorded investment at March 31, 2014 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2014 (in thousands):

	Three Months Ended Mar. 31, 2014
	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—
Services	—	1,050	1,050
Wholesale/retail	—	—	—
Manufacturing	—	3,000	3,000
Healthcare	—	—	—
Integrated food services	—	—	—
Other commercial and industrial	—	—	—
Total commercial	—	4,050	4,050

Commercial real estate:
Residential construction and land development	—	—	—
Retail	—	473	473
Office	—	206	206
Multifamily	—	—	—
Industrial	—	—	—
Other real estate loans	—	—	—
Total commercial real estate	—	679	679

Residential mortgage:
Permanent mortgage	—	445	445
Permanent mortgage guaranteed by U.S. government agencies	13,686	293	13,979
Home equity	—	427	427
Total residential mortgage	13,686	1,165	14,851

Consumer	—	45	45

Total	$13,686	$5,939	$19,625

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

The following table summarizes, by loan class, the recorded investment at March 31, 2013 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2013 (in thousands):

	Three Months Ended Mar. 31, 2013
	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—
Services	—	875	875
Wholesale/retail	—	—	—
Manufacturing	—	—	—
Healthcare	—	—	—
Integrated food services	—	—	—
Other commercial and industrial	—	38	38
Total commercial	—	913	913

Commercial real estate:
Residential construction and land development	—	8,065	8,065
Retail	—	—	—
Office	—	—	—
Multifamily	—	—	—
Industrial	—	—	—
Other real estate loans	—	—	—
Total commercial real estate	—	8,065	8,065

Residential mortgage:
Permanent mortgage	—	2,773	2,773
Permanent mortgage guaranteed by U.S. government agencies	18,575	—	18,575
Home equity	—	—	—
Total residential mortgage	18,575	2,773	21,348

Consumer	—	27	27

Total	$18,575	$11,778	$30,353

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of March 31, 2014 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,341,923	$390	$—	$1,759	$2,344,072
Services	2,227,008	882	—	4,581	2,232,471
Wholesale/retail	1,219,058	78	—	6,854	1,225,990
Manufacturing	437,707	2,943	—	3,565	444,215
Healthcare	1,394,479	640	—	1,443	1,396,562
Integrated food services	126,414	100	—	—	126,514
Other commercial and industrial	280,659	378	—	845	281,882
Total commercial	8,027,248	5,411	—	19,047	8,051,706

Commercial real estate:
Residential construction and land development	168,043	230	—	16,547	184,820
Retail	634,497	—	1,383	4,626	640,506
Office	429,700	263	—	6,301	436,264
Multifamily	662,674	—	—	—	662,674
Industrial	304,321	—	—	886	305,207
Other real estate loans	390,421	—	570	10,945	401,936
Total commercial real estate	2,589,656	493	1,953	39,305	2,631,407

Residential mortgage:
Permanent mortgage	991,486	5,732	12	36,342	1,033,572
Permanent mortgages guaranteed by U.S. government agencies	26,919	20,544	135,787	1,572	184,822
Home equity	789,234	3,556	25	7,466	800,281
Total residential mortgage	1,807,639	29,832	135,824	45,380	2,018,675

Consumer	374,518	573	1	974	376,066

Total	$12,799,061	$36,309	$137,778	$104,706	$13,077,854

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2013 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,347,267	$2,483	$150	$1,860	$2,351,760
Services	2,276,036	1,210	42	4,922	2,282,210
Wholesale/retail	1,193,905	338	152	6,969	1,201,364
Manufacturing	391,159	—	—	592	391,751
Healthcare	1,272,660	—	—	1,586	1,274,246
Integrated food services	150,494	—	—	—	150,494
Other commercial and industrial	290,479	81	5	831	291,396
Total commercial	7,922,000	4,112	349	16,760	7,943,221

Commercial real estate:
Residential construction and land development	188,434	428	19	17,377	206,258
Retail	580,926	264	—	4,857	586,047
Office	404,505	603	—	6,391	411,499
Multifamily	576,495	—	—	7	576,502
Industrial	243,625	—	—	252	243,877
Other real estate loans	376,699	1,493	1,012	11,966	391,170
Total commercial real estate	2,370,684	2,788	1,031	40,850	2,415,353

Residential mortgage:
Permanent mortgage	1,018,670	9,795	—	34,279	1,062,744
Permanent mortgages guaranteed by U.S. government agencies	21,916	17,290	141,615	777	181,598
Home equity	797,299	3,087	34	7,264	807,684
Total residential mortgage	1,837,885	30,172	141,649	42,320	2,052,026

Consumer	379,417	1,027	1	1,219	381,664

Total	$12,509,986	$38,099	$143,030	$101,149	$12,792,264

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of March 31, 2013 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,346,530	$525	$—	$2,377	$2,349,432
Services	2,103,111	1,697	517	9,474	2,114,799
Wholesale/retail	1,082,491	270	—	2,239	1,085,000
Manufacturing	397,746	224	—	1,848	399,818
Healthcare	1,073,804	4,806	64	2,962	1,081,636
Integrated food services	173,800	—	—	—	173,800
Other commercial and industrial	212,777	82	—	961	213,820
Total commercial	7,390,259	7,604	581	19,861	7,418,305

Commercial real estate:
Residential construction and land development	214,367	—	—	23,462	237,829
Retail	575,239	119	—	8,921	584,279
Office	404,401	436	2,956	12,851	420,644
Multifamily	455,973	—	—	4,501	460,474
Industrial	234,851	—	—	2,198	237,049
Other real estate loans	329,517	1,748	378	13,242	344,885
Total commercial real estate	2,214,348	2,303	3,334	65,175	2,285,160

Residential mortgage:
Permanent mortgage	1,047,648	5,774	—	38,153	1,091,575
Permanent mortgages guaranteed by U.S. government agencies	25,915	17,669	118,621	214	162,419
Home equity	748,759	2,638	—	7,059	758,456
Total residential mortgage	1,822,322	26,081	118,621	45,426	2,012,450

Consumer	372,970	2,194	314	2,171	377,649

Total	$11,799,899	$38,182	$122,850	$132,633	$12,093,564
(5) Acquisitions

On February 28, 2014, the Company acquired GTRUST Financial Corporation ("GTRUST"), a Topeka-based independent trust and asset management company with approximately $631 million of assets under management or custody.

On April 30, 2014, the Company acquired MBM Advisors, a Houston-based independent, full service retirement and pension plan investment firm and an SEC registered investment adviser with approximately $1.3 billion of assets under management.

The purchase price for these acquisitions totaled approximately $27 million including $23 million paid in cash and $4 million of contingent consideration. The preliminary purchase price allocation included $16 million of identifiable intangible assets and $13 million of goodwill. The pro-forma impact of these transactions was not material to the Company's consolidated financial statements.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2014		December 31, 2013		March 31, 2013
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$215,959	$220,074	$192,266	$193,584	$264,608	$274,710
Residential mortgage loan commitments	387,755	6,035	258,873	2,656	466,571	13,343
Forward sales contracts	571,458	403	435,867	4,306	712,144	(1,842)
		$226,512		$200,546		$286,211

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2014, December 31, 2013 or March 31, 2013. No credit losses were recognized on residential mortgage loans held for sale for the three month periods ended March 31, 2014 and 2013.
Mortgage banking revenue was as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Production revenue:
Residential mortgages loan held for sale	$11,968	$30,235
Residential mortgage loan commitments	3,387	610
Forward sales contracts	(3,903)	(935)
Total production revenue	11,452	29,910
Servicing revenue	11,392	10,066
Total mortgage banking revenue	$22,844	$39,976

Production revenue includes gain (loss) on residential mortgage loans held for sale and changes in the fair value of derivative contracts not designated as hedging instruments related to residential mortgage loan commitments and forward sales contracts. Servicing revenue includes servicing fee income and late charges on loans serviced for others.

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Number of residential mortgage loans serviced for others	107,660	106,137	99,438
Outstanding principal balance of residential mortgage loans serviced for others	$14,045,642	$13,718,942	$12,272,691
Weighted average interest rate	4.38%	4.40%	4.59%
Remaining term (in months)	292	292	290

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2014 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2013	$15,935	$137,398	$153,333
Additions, net	—	8,644	8,644
Change in fair value due to loan runoff	(515)	(3,227)	(3,742)
Change in fair value due to market changes	(630)	(3,831)	(4,461)
Balance, March 31, 2014	$14,790	$138,984	$153,774

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2013 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2012	$12,976	$87,836	$100,812
Additions, net	—	11,433	11,433
Change in fair value due to loan runoff	(871)	(4,192)	(5,063)
Change in fair value due to market changes	1,098	1,560	2,658
Balance, March 31, 2013	$13,203	$96,637	$109,840

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
Discount rate – risk-free rate plus a market premium	10.21%	10.21%	10.27%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$60 - $105	$60 - $105	$55 - $105
Delinquent loans	$150 - $500	$150 - $500	$135 - $500
Loans in foreclosure	$1,000 - $4,250	$1,000 - $4,250	$875 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.81%	1.80%	0.97%

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at March 31, 2014 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$62,501	$59,449	$25,394	$6,430	$153,774
Outstanding principal of loans serviced for others	$5,536,840	$5,101,982	$2,272,475	$1,134,345	$14,045,642
Weighted average prepayment rate[1]	6.85%	7.98%	10.55%	26.17%	9.42%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At March 31, 2014, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $3.3 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $3.6 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at March 31, 2014 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$4,572,606	$30,870	$11,860	$31,729	$4,647,065
FNMA	4,338,847	19,954	6,469	21,933	4,387,203
GNMA	4,475,395	99,668	26,366	12,616	4,614,045
Other	384,507	5,849	1,877	5,096	397,329
Total	$13,771,355	$156,341	$46,572	$71,374	$14,045,642

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $187 million at March 31, 2014, $191 million at December 31, 2013 and $220 million at March 31, 2013. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $8.8 million at March 31, 2014, $9 million at December 31, 2013 and $10 million at March 31, 2013. At March 31, 2014, approximately 3% of the loans sold with recourse with an outstanding principal balance of $5.9 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 4% with an outstanding balance of $7.7 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Beginning balance	$9,041	$11,359
Provision for recourse losses	(14)	(761)
Loans charged off, net	(224)	(523)
Ending balance	$8,803	$10,075

The Company also has an off-balance sheet obligation to repurchase or provide indemnification for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements. The Company has established an accrual for credit losses related to potential loan repurchases under representations and warranties that is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings. The level of repurchases and indemnifications related to standard representations and warranties has remained low. The Company repurchased 11 loans from the agencies for $1.3 million during the first quarter of 2014 and had no related losses. There were seven indemnifications on loans paid during the first quarter of 2014. Losses recognized on indemnifications were insignificant.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	March 31, 2014	March 31, 2013
Number of unresolved deficiency requests	647	430
Aggregate outstanding principal balance subject to unresolved deficiency requests	$81,909	$50,861
Unpaid principal balance subject to indemnification by the Company	1,561	1,414

The activity in the accrual for credit losses related to potential loan repurchases and indemnifications under representations and warranties is summarized as follows (in thousands).

	Three Months Ended
	March 31,
	2014	2013
Beginning balance	$8,845	$5,291
Provision for repurchase losses	(842)	976
Losses on repurchases and indemnifications, net	(126)	(390)
Ending balance	$7,877	$5,877
(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension expense of $149 thousand and $500 thousand for the three months ended March 31, 2014 and 2013, respectively. The Company made no Pension Plan contributions during the three months ended March 31, 2014 and 2013.

No minimum contribution is required for 2014.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $5.9 million at March 31, 2014. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

A summary of consolidated and unconsolidated alternative investments as of March 31, 2014, December 31, 2013 and March 31, 2013 is as follows (in thousands):

	March 31, 2014
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$27,466	$—	$—	$22,979
Tax credit entities	10,000	13,292	—	10,964	9,869
Other	—	7,070	—	—	1,826
Total consolidated	$10,000	$47,828	$—	$10,964	$34,674

Unconsolidated:
Tax credit entities	$19,787	$88,301	$24,826	$—	$—
Other	—	5,593	1,657	—	—
Total unconsolidated	$19,787	$93,894	$26,483	$—	$—

	December 31, 2013
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$27,341	$—	$—	$23,036
Tax credit entities	10,000	13,448	—	10,964	9,869
Other	—	9,178	—	—	2,019
Total consolidated	$10,000	$49,967	$—	$10,964	$34,924

Unconsolidated:
Tax credit entities	$27,319	$90,260	$35,776	$—	$—
Other	—	9,257	1,681	—	—
Total unconsolidated	$27,319	$99,517	$37,457	$—	$—

	March 31, 2013
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$29,216	$—	$—	$24,182
Tax credit entities	10,000	13,836	—	10,964	10,000
Other	—	8,838	—	—	1,752
Total consolidated	$10,000	$51,890	$—	$10,964	$35,934

Unconsolidated:
Tax credit entities	$28,100	$80,788	$40,400	$—	$—
Other	—	9,293	1,775	—	—
Total unconsolidated	$28,100	$90,081	$42,175	$—	$—

Other Commitments and Contingencies

At March 31, 2014, Cavanal Hill Funds’ assets included $937 million of U.S. Treasury, $1.2 billion of cash management and $285 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at March 31, 2014. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2014 or 2013.

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

The Company agreed to guarantee rents totaling $29 million through September of 2017 to the City of Tulsa as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $10 million at March 31, 2014. Current leases expire or are subject to lessee termination options in 2014. Our obligation under the agreement would be affected by lessee decisions to exercise these options. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City of Tulsa through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.

The Company has agreed to purchase approximately $13 million of Oklahoma income tax credits from certain operators of zero emission power facilities during 2014 related to power produced during 2013. Tax credits are generated based on power sold to unrelated third parties and are transferable for a period of ten years following the year of creation. Tax credits will be sold to qualifying taxpayers as BOK Financial is limited by statute on the amount of credits that may be utilized. Oklahoma statutes were amended in May 2013, so that beginning in the year 2014, transferable credits will no longer be generated by zero emission power facilities. Prior to the amended statute, the Company anticipated credits would be purchased through 2022 under long term contracts with the producers. The agreements contained provisions that they may be terminated in the event of changes in federal law or Oklahoma statutes invalidating the tax credits or their transferability.

(9) Shareholders' Equity

On April 29, 2014, the Company declared a a quarterly cash dividend of $0.40 per common share on or about May 30, 2014 to shareholders of record as of May 16, 2014.

Dividends declared were $0.40 per share during the three months ended March 31, 2014 and $0.38 per share during the three months ended March 31, 2013.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2012	$155,553	$3,078	$(8,296)	$(415)	$149,920
Net change in unrealized gain (loss)	(21,359)	—	—	—	(21,359)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(1,148)	—	—	(1,148)
Interest expense, Subordinated debentures	—	—	—	52	52
Net impairment losses recognized in earnings	247	—	—	—	247
Gain on available for sale securities, net	(4,855)	—	—	—	(4,855)
Other comprehensive income (loss), before income taxes	(25,967)	(1,148)	—	52	(27,063)
Federal and state income taxes[1]	10,100	446	—	(20)	10,526
Other comprehensive income (loss), net of income taxes	(15,867)	(702)	—	32	(16,537)
Balance, March 31, 2013	$139,686	$2,376	$(8,296)	$(383)	$133,383

Balance, December 31, 2013	$(23,175)	$1,118	$(3,311)	$(255)	$(25,623)
Net change in unrealized gains (losses)	54,615	—	(2)	—	54,613
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(403)	—	—	(403)
Interest expense, Subordinated debentures	—	—	—	83	83
Gain on available for sale securities, net	(1,240)	—	—	—	(1,240)
Other comprehensive income (loss), before income taxes	53,375	(403)	(2)	83	53,053
Federal and state income taxes[1]	(20,762)	158	1	(32)	(20,635)
Other comprehensive income (loss), net of income taxes	32,613	(245)	(1)	51	32,418
Balance, March 31, 2014	$9,438	$873	$(3,312)	$(204)	$6,795

[1]	Calculated using a 39% effective tax rate.

(10)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$76,590	$87,964
Less: Earnings allocated to participating securities	698	971
Numerator for basic earnings per share – income available to common shareholders	75,892	86,993
Effect of reallocating undistributed earnings of participating securities	1	5
Numerator for diluted earnings per share – income available to common shareholders	$75,893	$86,998

Denominator:
Weighted average shares outstanding	68,899,746	68,569,475
Less: Participating securities included in weighted average shares outstanding	626,061	754,925
Denominator for basic earnings per common share	68,273,685	67,814,550
Dilutive effect of employee stock compensation plans[1]	162,793	225,630
Denominator for diluted earnings per common share	68,436,478	68,040,180

Basic earnings per share	$1.11	$1.28
Diluted earnings per share	$1.11	$1.28
[1] Excludes employee stock options with exercise prices greater than current market price.	—	87,377

(11)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$91,009	$24,657	$5,828	$41,148	$162,642
Net interest revenue (expense) from internal sources	(8,857)	4,193	$4,683	(19)	—
Net interest revenue	82,152	28,850	10,511	41,129	162,642
Provision for credit losses	(3,312)	861	49	2,402	—
Net interest revenue after provision for credit losses	85,464	27,989	10,462	38,727	162,642
Other operating revenue	40,689	43,411	54,261	(1,355)	137,006
Other operating expense	49,389	41,844	49,248	44,623	185,104
Net direct contribution	76,764	29,556	15,475	(7,251)	114,544
Corporate expense allocations	17,285	15,839	11,422	(44,546)	—
Net income before taxes	59,479	13,717	4,053	37,295	114,544
Federal and state income taxes	23,137	5,336	1,577	7,451	37,501
Net income	36,342	8,381	2,476	29,844	77,043
Net income (loss) attributable to non-controlling interests	—	—	—	453	453
Net income attributable to BOK Financial Corp. shareholders	$36,342	$8,381	$2,476	$29,391	$76,590

Average assets	$10,956,107	$5,615,816	$4,621,817	$6,045,028	$27,238,768
Average invested capital	934,328	285,086	202,191	1,683,469	3,105,074

Performance measurements:
Return on average assets	1.35%	0.61%	0.22%		1.14%
Return on average invested capital	15.77%	11.92%	4.97%		10.00%
Efficiency ratio	39.67%	52.22%	75.42%		59.69%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$90,882	$24,095	$6,480	$49,995	$171,452
Net interest revenue (expense) from internal sources	(9,145)	5,483	5,295	(1,633)	—
Net interest revenue	81,737	29,578	11,775	48,362	171,452
Provision for credit losses	1,021	930	519	(10,470)	(8,000)
Net interest revenue after provision for credit losses	80,716	28,648	11,256	58,832	179,452
Other operating revenue	41,451	59,799	51,490	7,945	160,685
Other operating expense	46,661	45,008	47,122	65,191	203,982
Net direct contribution	75,506	43,439	15,624	1,586	136,155
Corporate expense allocations	17,999	14,169	12,540	(44,708)	—
Net income before taxes	57,507	29,270	3,084	46,294	136,155
Federal and state income taxes	22,370	11,386	1,200	12,140	47,096
Net income	35,137	17,884	1,884	34,154	89,059
Net income (loss) attributable to non-controlling interests	—	—	—	1,095	1,095
Net income attributable to BOK Financial Corp. shareholders	$35,137	$17,884	$1,884	$33,059	$87,964

Average assets	$10,629,342	$5,723,956	$4,687,067	$6,473,066	$27,513,431
Average invested capital	890,844	297,073	202,313	1,607,609	2,997,839

Performance measurements:
Return on average assets	1.34%	1.27%	0.16%		1.30%
Return on average invested capital	16.00%	24.41%	3.78%		11.90%
Efficiency ratio	37.82%	46.58%	73.55%		61.04%

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2014 and 2013, respectively.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at March 31, 2014, December 31, 2013 or March 31, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of March 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$28,588	$—	$28,588	$—
U.S. agency residential mortgage-backed securities	23,595	—	23,595	—
Municipal and other tax-exempt securities	27,280	—	27,280	—
Other trading securities	7,108	—	7,108	—
Total trading securities	86,571	—	86,571	—
Available for sale securities:
U.S. Treasury	1,034	1,034	—	—
Municipal and other tax-exempt	70,065	—	54,542	15,523
U.S. agency residential mortgage-backed securities	7,475,569	—	7,475,569	—
Privately issued residential mortgage-backed securities	189,248	—	189,248	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,123,762	—	2,123,762	—
Other debt securities	35,119	—	30,407	4,712
Perpetual preferred stock	24,281	—	24,281	—
Equity securities and mutual funds	14,645	—	14,645	—
Total available for sale securities	9,933,723	1,034	9,912,454	20,235
Fair value option securities:
U.S. agency residential mortgage-backed securities	156,525	—	156,525	—
Other securities	4,359	—	4,359	—
Total fair value option securities	160,884	—	160,884	—
Residential mortgage loans held for sale	226,512	—	226,512	—
Mortgage servicing rights[1]	153,774	—	—	153,774
Derivative contracts, net of cash margin[2]	218,507	1,363	217,144	—
Other assets – private equity funds	27,466	—	—	27,466
Liabilities:
Derivative contracts, net of cash margin[2]	185,499	—	185,499	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy and interest rate derivative contacts, net of cash margin. Derivative contacts in liability positions that were valued using quoted prices in active market for identical instruments are exchange-traded energy, agricultural and interest rate derivative contracts that were fully offset by cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$34,120	$—	$34,120	$—
U.S. agency residential mortgage-backed securities	21,011	—	21,011	—
Municipal and other tax-exempt securities	27,350	—	27,350	—
Other trading securities	9,135	—	9,135	—
Total trading securities	91,616	—	91,616	—
Available for sale securities:
U.S. Treasury	1,042	1,042	—	—
Municipal and other tax-exempt	73,775	—	55,970	17,805
U.S. agency residential mortgage-backed securities	7,716,010	—	7,716,010	—
Privately issued residential mortgage-backed securities	221,099	—	221,099	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,055,804	—	2,055,804	—
Other debt securities	35,241	—	30,529	4,712
Perpetual preferred stock	22,863	—	22,863	—
Equity securities and mutual funds	21,328	—	17,121	4,207
Total available for sale securities	10,147,162	1,042	10,119,396	26,724
Fair value option securities:
U.S. agency residential mortgage-backed securities	157,431	—	157,431	—
Other securities	9,694	—	9,694	—
Total fair value option securities	167,125	—	167,125	—
Residential mortgage loans held for sale	200,546	—	200,546	—
Mortgage servicing rights[1]	153,333	—	—	153,333
Derivative contracts, net of cash margin[2]	265,012	2,712	262,300	—
Other assets – private equity funds	27,341	—	—	27,341
Liabilities:
Derivative contracts, net of cash margin [2]	247,185	—	247,185	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy derivative contacts, net of cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of March 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$55,358	$—	$55,358	$—
U.S. agency residential mortgage-backed securities	33,106	—	33,106	—
Municipal and other tax-exempt securities	90,710	—	90,710	—
Other trading securities	27,424	—	27,424	—
Total trading securities	206,598	—	206,598	—
Available for sale securities:
U.S. Treasury	1,000	1,000	—	—
Municipal and other tax-exempt	85,447	—	46,440	39,007
U.S. agency residential mortgage-backed securities	9,165,212	—	9,165,212	—
Privately issued residential mortgage-backed securities	316,208	—	316,208	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,405,346	—	1,405,346	—
Other debt securities	36,079	—	30,886	5,193
Perpetual preferred stock	26,832	—	26,832	—
Equity securities and mutual funds	23,021	4,571	15,978	2,472
Total available for sale securities	11,059,145	5,571	11,006,902	46,672
Fair value option securities:
U.S. agency residential mortgage-backed securities	208,900	—	208,900	—
Other securities	1,292	—	1,292	—
Total fair value option securities	210,192	—	210,192	—
Residential mortgage loans held for sale	286,211	—	286,211	—
Mortgage servicing rights[1]	109,840	—	—	109,840
Derivative contracts, net of cash margin [2]	320,473	457	320,016	—
Other assets – private equity funds	29,216	—	—	29,216
Liabilities:
Derivative contracts, net of cash margin [2]	251,836	—	251,836	—

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

Following is a description of the Company's valuation methodologies used for assets and liabilities measured on a recurring basis:
Securities
The fair values of trading, available for sale and fair value option securities are based on quoted prices for identical instruments in active markets, when available. If quoted prices for identical instruments are not available, fair values are based on significant other observable inputs such as quoted prices of comparable instruments or interest rates and credit spreads, yield curves, volatilities, prepayment speeds and loss severities.

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

Derivatives

All derivative instruments are carried on the balance sheet at fair value. Fair values for exchange-traded contracts are based on quoted prices. Fair values for over-the-counter interest rate, commodity and foreign exchange contracts are based on valuations provided either by third-party dealers in the contracts, quotes provided by independent pricing services, or a third-party provided pricing model that uses significant other observable market inputs.

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

The following represents the changes for the three months ended March 31, 2014 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, December 31, 2013	$17,805	$4,712	$4,207	$27,341
Transfer to Level 3 from Level 2	—	—	—	—
Purchases and capital calls	—	—	—	205
Redemptions and distributions	(2,322)	—	—	(1,105)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	—	1,025
Gain on available for sale securities, net	(78)	—	—	—
Other-than-temporary impairment losses	—	—	—	—
Charitable contributions to BOKF Foundation	—	—	(2,420)	—
Other comprehensive gain (loss)	118	—	(1,787)	—
Balance, March 31, 2014	$15,523	$4,712	$—	$27,466

The following represents the changes for the three months ended March 31, 2013 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, December 31, 2012	$40,702	$5,399	$2,161	$28,169
Transfer to Level 3 from Level 2	—	—	—	—
Purchases, and capital calls	—	—	—	492
Redemptions and distributions	(98)	—	—	(830)
Gain (loss) recognized in earnings
Gain on other assets, net	—	—	—	1,385
Gain on available for sale securities, net	—	—	—	—
Other-than-temporary impairment losses	—	—	—	—
Other comprehensive (loss)	(1,597)	(206)	311	—
Balance, March 31, 2013	$39,007	$5,193	$2,472	$29,216

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2014 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$16,295	$16,224	$15,523	Discounted cash flows	[1]	Interest rate spread	4.95%-5.25% (5.13%)	[2]
							95.05%-95.49% (95.26%)	[3]
Other debt securities	4,900	4,900	4,712	Discounted cash flows	[1]	Interest rate spread	5.46%-5.66% (5.63%)	[4]
							96.16% (96.16%)	[3]

Other assets - private equity funds	N/A	N/A	27,466	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 468 to 515 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

The fair value of these securities measured at fair value using significant unobservable inputs are sensitive primarily to changes in interest rate spreads. At March 31, 2014, for tax-exempt securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yields for comparable securities would result in an additional decrease in the fair value of $150 thousand. For taxable securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yield for comparable securities would result in an additional decrease in the fair value of $45 thousand. For municipal and other tax-exempt securities rated below investment grade by at least one of the nationally-recognized rating agencies, a 100 basis point increase in the spread over average yields for comparable securities would significantly change the fair value of these securities.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2013 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements
	Par Value	Amortized Cost	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$18,695	$18,624	$17,805	Discounted cash flows	[1]	Interest rate spread	4.97%-5.27% (5.16%)	[2]
							95.02%-95.50% (95.24%)	[3]
Other debt securities	4,900	4,900	4,712	Discounted cash flows	[1]	Interest rate spread	5.67% (5.67%)	[4]
							96.16% (96.16%)	[3]
Equity securities and mutual funds	N/A	2,420	4,207	Publicly announced preliminary purchase price information from acquirer.		Discount for settlement uncertainty.	N/A	[5]

Other assets - private equity funds	N/A	N/A	27,341	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2014 for which the fair value was adjusted during the three months ended March 31, 2014:

				Fair Value Adjustments for the
	Carrying Value at March 31, 2014			Three Months Ended March 31, 2014 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$3,015	$1,541	$953	$—
Real estate and other repossessed assets	—	4,833	—	—	1,251

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2013 for which the fair value was adjusted during the three months ended March 31, 2013:

				Fair Value Adjustments for the
	Carrying Value at March 31, 2013			Three Months Ended March 31, 2013 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$14,448	$2,197	$7,485	$—
Real estate and other repossessed assets	—	5,166	607	—	661

The fair value of collateral-dependent impaired loans and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals. Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data. Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs. Non-recurring fair value measurements of collateral-dependent impaired loans and real estate and other repossessed assets based on significant unobservable inputs are generally due to estimates of current fair values between appraisal dates. Significant unobservable inputs include listing prices for the same or comparable assets, uncorroborated expert opinions or management's knowledge of the collateral or industry. These inputs are developed by asset management and workout professionals and approved by senior Credit Administration executives.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2014 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,541	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2013 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,197	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	607	Listing value, less cost to sell	Marketability adjustments off appraised value	73%-85% (77%)[1]

[1]	Marketability adjustments include consideration of estimated costs to sell which is approximately 15% of fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2014 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$645,435				$645,435
Interest-bearing cash and cash equivalents	708,571				708,571
Trading securities:
U.S. Government agency debentures	28,588				28,588
U.S. agency residential mortgage-backed securities	23,595				23,595
Municipal and other tax-exempt securities	27,280				27,280
Other trading securities	7,108				7,108
Total trading securities	86,571				86,571
Investment securities:
Municipal and other tax-exempt	440,303				441,532
U.S. agency residential mortgage-backed securities	45,917				47,834
Other debt securities	182,756				195,697
Total investment securities	668,976				685,063
Available for sale securities:
U.S. Treasury	1,034				1,034
Municipal and other tax-exempt	70,065				70,065
U.S. agency residential mortgage-backed securities	7,475,569				7,475,569
Privately issued residential mortgage-backed securities	189,248				189,248
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,123,762				2,123,762
Other debt securities	35,119				35,119
Perpetual preferred stock	24,281				24,281
Equity securities and mutual funds	14,645				14,645
Total available for sale securities	9,933,723				9,933,723
Fair value option securities:
U.S. agency residential mortgage-backed securities	156,525				156,525
Other securities	4,359				4,359
Total fair value option securities	160,884				160,884
Residential mortgage loans held for sale	226,512				226,512
Loans:
Commercial	8,051,706	0.15% - 30.00%	0.52	0.55% - 4.28%	7,941,638
Commercial real estate	2,631,407	0.38% - 18.00%	0.74	1.15% - 3.54%	2,609,622
Residential mortgage	2,018,675	0.01% - 18.00%	2.60	0.57% - 4.54%	2,040,336
Consumer	376,066	0.38% - 21.00%	0.50	1.14% - 3.80%	370,885
Total loans	13,077,854				12,962,481
Allowance for loan losses	(188,318)				—
Net loans	12,889,536				12,962,481
Mortgage servicing rights	153,774				153,774
Derivative instruments with positive fair value, net of cash margin	218,507				218,507
Other assets – private equity funds	27,466				27,466
Deposits with no stated maturity	17,727,539				17,727,539
Time deposits	2,662,174	0.03% - 9.64%	2.08	0.74% - 1.32%	2,664,770
Other borrowed funds	2,974,979	0.23% - 4.50%	0.11	0.06% - 2.62%	2,960,177
Subordinated debentures	347,846	0.95% - 5.00%	2.40	2.21%	344,717
Derivative instruments with negative fair value, net of cash margin	185,499				185,499

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2013 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$512,931				$512,931
Interest-bearing cash and cash equivalents	574,282				574,282
Trading securities:
U.S. Government agency debentures	34,120				34,120
U.S. agency residential mortgage-backed securities	21,011				21,011
Municipal and other tax-exempt securities	27,350				27,350
Other trading securities	9,135				9,135
Total trading securities	91,616				91,616
Investment securities:
Municipal and other tax-exempt	440,187				439,870
U.S. agency residential mortgage-backed securities	50,182				51,864
Other debt securities	187,509				195,393
Total investment securities	677,878				687,127
Available for sale securities:
U.S. Treasury	1,042				1,042
Municipal and other tax-exempt	73,775				73,775
U.S. agency residential mortgage-backed securities	7,716,010				7,716,010
Privately issued residential mortgage-backed securities	221,099				221,099
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,055,804				2,055,804
Other debt securities	35,241				35,241
Perpetual preferred stock	22,863				22,863
Equity securities and mutual funds	21,328				21,328
Total available for sale securities	10,147,162				10,147,162
Fair value option securities:
U.S. agency residential mortgage-backed securities	157,431				157,431
Other securities	9,694				9,694
Total fair value option securities	167,125				167,125
Residential mortgage loans held for sale	200,546				200,546
Loans:
Commercial	7,943,221	0.04% - 30.00%	0.49	0.48% - 4.33%	7,835,325
Commercial real estate	2,415,353	0.38% - 18.00%	0.78	1.21% - 3.49%	2,394,443
Residential mortgage	2,052,026	0.38% - 18.00%	2.63	0.59% - 4.73%	2,068,690
Consumer	381,664	0.38% - 21.00%	0.55	1.22% - 3.75%	375,962
Total loans	12,792,264				12,674,420
Allowance for loan losses	(185,396)				—
Net loans	12,606,868				12,674,420
Mortgage servicing rights	153,333				153,333
Derivative instruments with positive fair value, net of cash margin	265,012				265,012
Other assets – private equity funds	27,341				27,341
Deposits with no stated maturity	17,573,334				17,573,334
Time deposits	2,695,993	0.01% - 9.64%	2.12	0.75% - 1.33%	2,697,290
Other borrowed funds	2,721,888	0.25% - 4.78%	0.03	0.08% - 2.64%	2,693,788
Subordinated debentures	347,802	0.95% - 5.00%	2.63	2.22%	344,783
Derivative instruments with negative fair value, net of cash margin	247,185				247,185

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2013 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$458,471				$458,471
Interest-bearing cash and cash equivalents	487,146				487,146
Trading securities:
U.S. Government agency debentures	55,358				55,358
U.S. agency residential mortgage-backed securities	33,106				33,106
Municipal and other tax-exempt securities	90,710				90,710
Other trading securities	27,424				27,424
Total trading securities	206,598				206,598
Investment securities:
Municipal and other tax-exempt	339,003				341,940
U.S. agency residential mortgage-backed securities	72,968				76,851
Other debt securities	177,300				196,403
Total investment securities	589,271				615,194
Available for sale securities:
U.S. Treasury	1,000				1,000
Municipal and other tax-exempt	85,447				85,447
U.S. agency residential mortgage-backed securities	9,165,212				9,165,212
Privately issued residential mortgage-backed securities	316,208				316,208
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,405,346				1,405,346
Other debt securities	36,079				36,079
Perpetual preferred stock	26,832				26,832
Equity securities and mutual funds	23,021				23,021
Total available for sale securities	11,059,145				11,059,145
Fair value option securities:
U.S. agency residential mortgage-backed securities	208,900				208,900
Other securities	1,292				1,292
Total fair value option securities	210,192				210,192
Residential mortgage loans held for sale	286,211				286,211
Loans:
Commercial	7,418,305	0.25% - 30.00%	0.66	0.55% - 3.69%	7,372,375
Commercial real estate	2,285,160	0.38% - 18.00%	0.84	1.19% - 3.21%	2,266,433
Residential mortgage	2,012,450	0.38% - 18.00%	3.53	0.74% - 3.29%	2,062,801
Consumer	377,649	0.38% - 21.00%	0.31	1.28% - 3.53%	371,771
Total loans	12,093,564				12,073,380
Allowance for loan losses	(205,965)				—
Net loans	11,887,599				12,073,380
Mortgage servicing rights	109,840				109,840
Derivative instruments with positive fair value, net of cash margin	320,473				320,473
Other assets – private equity funds	29,216				29,216
Deposits with no stated maturity	16,960,237				16,960,237
Time deposits	2,900,054	0.03% - 9.64%	2.14	0.78% - 1.15%	2,958,570
Other borrowed funds	3,393,416	0.13% - 5.25%	—	0.13% - 2.67%	3,398,902
Subordinated debentures	347,674	0.98% - 5.00%	3.33	2.22%	345,527
Derivative instruments with negative fair value, net of cash margin	251,836				251,836

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

The following methods and assumptions were used in estimating the fair value of these financial instruments:

Cash and Cash Equivalents

The book value reported in the consolidated balance sheets for cash and short-term instruments approximates those assets’ fair values.

Securities

The fair values of securities are generally based on Significant Other Observable Inputs such as quoted prices for comparable instruments or interest rates and credit spreads, yield curves, volatilities, prepayment speeds and loss severities.

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $161 million at March 31, 2014, $157 million at December 31, 2013 and $163 million at March 31, 2013.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at March 31, 2014, December 31, 2013 or March 31, 2013.
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

(13) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Amount:
Federal statutory tax	$40,090	$47,654
Tax exempt revenue	(1,991)	(1,742)
Effect of state income taxes, net of federal benefit	2,870	3,378
Utilization of tax credits	(2,630)	(1,722)
Bank-owned life insurance	(768)	(885)
Charitable contributions to BOKF Foundation	(427)	—
Other, net	357	413
Total	$37,501	$47,096

	Three Months Ended
	March 31,
	2014	2013
Percent of pretax income:
Federal statutory tax	35%	35%
Tax exempt revenue	(2)	(1)
Effect of state income taxes, net of federal benefit	3	3
Utilization of tax credits	(2)	(1)
Bank-owned life insurance	(1)	(1)
Charitable contributions to BOKF Foundation	—	—
Other, net	—	—
Total	33%	35%
(14) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2014 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than as disclosed in Note 5, no events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	March 31, 2014			December 31, 2013
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$549,473	$265	0.20%	$559,918	$258	0.18%
Trading securities	92,409	531	2.85%	127,011	472	1.73%
Investment securities
Taxable	232,646	3,282	5.64%	238,306	3,424	5.75%
Tax-exempt	439,110	1,830	1.67%	434,416	1,772	1.66%
Total investment securities	671,756	5,112	3.04%	672,722	5,196	3.12%
Available for sale securities
Taxable	9,980,069	47,255	1.90%	10,322,624	48,295	1.89%
Tax-exempt	96,873	735	3.11%	112,186	751	2.74%
Total available for sale securities	10,076,942	47,990	1.91%	10,434,810	49,046	1.89%
Fair value option securities	165,515	851	1.99%	167,490	892	2.06%
Restricted equity securities	85,234	997	4.68%	123,009	1,555	5.06%
Residential mortgage loans held for sale	185,196	1,590	3.46%	217,811	2,251	4.16%
Loans[2]	12,947,926	124,335	3.89%	12,461,576	125,917	4.01%
Less allowance for loan losses	(186,979)			(193,309)
Loans, net of allowance	12,760,947	124,335	3.95%	12,268,267	125,917	4.07%
Total earning assets	24,587,472	181,671	2.99%	24,571,038	185,587	3.02%
Receivable on unsettled securities sales	114,708			83,016
Cash and other assets	2,536,588			2,448,734
Total assets	$27,238,768			$27,102,788
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,900,823	$2,559	0.10%	$9,486,136	$2,566	0.11%
Savings	336,576	98	0.12%	323,123	95	0.12%
Time	2,686,041	10,329	1.56%	2,710,019	10,587	1.55%
Total interest-bearing deposits	12,923,440	12,986	0.41%	12,519,278	13,248	0.42%
Funds purchased	1,021,755	161	0.06%	748,074	145	0.08%
Repurchase agreements	773,127	151	0.08%	752,286	105	0.06%
Other borrowings	1,038,747	1,022	0.40%	1,551,591	1,205	0.31%
Subordinated debentures	347,824	2,158	2.52%	347,781	2,173	2.48%
Total interest-bearing liabilities	16,104,893	16,478	0.41%	15,919,010	16,876	0.42%
Non-interest bearing demand deposits	7,312,076			7,356,063
Due on unsettled securities	116,295			152,078
Other liabilities	600,430			621,834
Total equity	3,105,074			3,053,803
Total liabilities and equity	$27,238,768			$27,102,788
Tax-equivalent Net Interest Revenue		$165,193	2.58%		$168,711	2.60%
Tax-equivalent Net Interest Revenue to Earning Assets			2.71%			2.74%
Less tax-equivalent adjustment		2,551			2,467
Net Interest Revenue		162,642			166,244
Reduction of allowance for credit losses		—			(11,400)
Other operating revenue		137,006			147,015
Other operating expense		185,104			215,419
Income before taxes		114,544			109,240
Federal and state income tax		37,501			35,318
Net income before non-controlling interest		77,043			73,922
Net income (loss) attributable to non-controlling interest		453			946
Net income attributable to BOK Financial Corp. shareholders		$76,590			$72,976
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.11			$1.06
Diluted		$1.11			$1.06
Yield calculations are shown on a tax equivalent at the statutory federal and state rates for the periods presented.The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also include average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield / rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

Three Months Ended
September 30, 2013			June 30, 2013			March 31, 2013
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$654,591	$355	0.22%	$408,224	$278	0.27%	$388,132	$184	0.19%
124,689	688	2.25%	181,866	829	2.40%	162,353	707	2.13%

237,487	3,434	5.78%	245,311	3,604	5.88%	258,196	3,798	5.88%
383,617	1,501	1.60%	365,629	1,568	1.88%	276,576	1,483	2.38%
621,104	4,935	3.22%	610,940	5,172	3.58%	534,772	5,281	4.17%

10,439,353	50,167	1.92%	10,940,486	51,360	1.94%	11,179,674	55,007	2.09%
119,324	828	2.81%	120,214	1,013	3.59%	112,507	907	3.39%
10,558,677	50,995	1.93%	11,060,700	52,373	1.96%	11,292,181	55,914	2.11%
169,299	814	1.80%	216,312	1,024	1.92%	251,725	1,177	2.06%
155,938	1,189	3.05%	144,332	1,462	4.05%	80,433	865	4.30%
225,789	2,168	3.87%	261,977	2,294	3.54%	216,816	1,792	3.36%
12,402,096	126,849	4.06%	12,277,444	125,992	4.12%	12,224,960	126,745	4.20%
(201,616)			(206,807)			(214,017)
12,200,480	126,849	4.13%	12,070,637	125,992	4.19%	12,010,943	126,745	4.27%
24,710,567	187,993	3.03%	24,954,988	189,424	3.10%	24,937,355	192,665	3.21%
90,014			135,964			178,561
2,454,151			2,568,372			2,397,515
$27,254,732			$27,659,324			$27,513,431

$9,276,136	$2,681	0.11%	$9,504,128	$2,762	0.12%	$9,836,204	$3,146	0.13%
317,912	107	0.13%	315,421	120	0.15%	296,319	120	0.16%
2,742,970	10,738	1.55%	2,818,533	11,027	1.57%	2,913,999	11,615	1.62%
12,337,018	13,526	0.43%	12,638,082	13,909	0.44%	13,046,522	14,881	0.46%
776,356	134	0.07%	789,302	205	0.10%	1,155,983	364	0.13%
799,175	123	0.06%	819,373	129	0.06%	878,679	146	0.07%
2,175,747	1,547	0.28%	2,172,417	1,442	0.27%	863,360	1,044	0.49%
347,737	2,209	2.52%	347,695	2,200	2.54%	347,654	2,159	2.52%
16,436,033	17,539	0.42%	16,766,869	17,885	0.43%	16,292,198	18,594	0.46%
7,110,079			6,888,983			7,002,046
111,998			330,926			665,175
631,699			644,892			556,173
2,964,923			3,027,654			2,997,839
$27,254,732			$27,659,324			$27,513,431
	$170,454	2.61%		$171,539	2.67%		$174,071	2.75%
		2.75%			2.80%			2.90%
	2,565			2,647			2,619
	167,889			168,892			171,452
	(8,500)			—			(8,000)
	143,432			163,340			160,685
	210,298			210,921			203,982
	109,523			121,311			136,155
	33,461			41,423			47,096
	76,062			79,888			89,059
	324			(43)			1,095
	$75,738			$79,931			$87,964

	$1.10			$1.16			$1.28
	$1.10			$1.16			$1.28

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Interest revenue	$179,120	$183,120	$185,428	$186,777	$190,046
Interest expense	16,478	16,876	17,539	17,885	18,594
Net interest revenue	162,642	166,244	167,889	168,892	171,452
Provision for credit losses	—	(11,400)	(8,500)	—	(8,000)
Net interest revenue after provision for credit losses	162,642	177,644	176,389	168,892	179,452
Other operating revenue
Brokerage and trading revenue	29,516	28,515	32,338	32,874	31,751
Transaction card revenue	29,134	29,134	30,055	29,942	27,692
Fiduciary and asset management revenue	25,722	25,074	23,892	24,803	22,313
Deposit service charges and fees	22,689	23,440	24,742	23,962	22,966
Mortgage banking revenue	22,844	21,876	23,486	36,596	39,976
Bank-owned life insurance	2,106	2,285	2,408	2,236	3,226
Other revenue	8,852	12,048	8,314	8,760	9,140
Total fees and commissions	140,863	142,372	145,235	159,173	157,064
Gain (loss) on other assets, net	(4,264)	651	(377)	(1,666)	467
Gain (loss) on derivatives, net	968	(930)	31	(2,527)	(941)
Gain (loss) on fair value option securities, net	2,660	(2,805)	(80)	(9,156)	(3,171)
Change in fair value of mortgage servicing rights	(4,461)	6,093	(346)	14,315	2,658
Gain on available for sale securities, net	1,240	1,634	478	3,753	4,855
Total other-than-temporary impairment losses	—	—	(1,436)	(1,138)	—
Portion of loss recognized in (reclassified from) other comprehensive income	—	—	(73)	586	(247)
Net impairment losses recognized in earnings	—	—	(1,509)	(552)	(247)
Total other operating revenue	137,006	147,015	143,432	163,340	160,685
Other operating expense
Personnel	104,433	125,662	125,799	128,110	125,654
Business promotion	5,841	6,020	5,355	5,770	5,453
Charitable contributions to BOKF Foundation	2,420	—	2,062	—	—
Professional fees and services	7,565	10,003	7,183	8,381	6,985
Net occupancy and equipment	16,896	19,103	17,280	16,909	16,481
Insurance	4,541	4,394	3,939	4,044	3,745
Data processing and communications	27,135	28,196	25,695	26,734	25,450
Printing, postage and supplies	3,541	3,126	3,505	3,580	3,674
Net losses and operating expenses of repossessed assets	1,432	1,618	2,014	282	1,246
Amortization of intangible assets	816	842	835	875	876
Mortgage banking costs	3,634	7,071	8,753	7,910	7,354
Other expense	6,850	9,384	7,878	8,326	7,064
Total other operating expense	185,104	215,419	210,298	210,921	203,982
Net income before taxes	114,544	109,240	109,523	121,311	136,155
Federal and state income taxes	37,501	35,318	33,461	41,423	47,096
Net income before non-controlling interest	77,043	73,922	76,062	79,888	89,059
Net income (loss) attributable to non-controlling interest	453	946	324	(43)	1,095
Net income attributable to BOK Financial Corporation	$76,590	$72,976	$75,738	$79,931	$87,964

Earnings per share:
Basic	$1.11	$1.06	$1.10	$1.16	$1.28
Diluted	$1.11	$1.06	$1.10	$1.16	$1.28
Average shares used in computation:
Basic	68,273,685	68,095,254	68,049,179	67,993,822	67,814,550
Diluted	68,436,478	68,293,758	68,272,861	68,212,497	68,040,180

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 8 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2014	69,889	$66.27	—	1,960,504
February 1 to February 28, 2014	986	$64.46	—	1,960,504
March 1 to March 31, 2014	31,934	$66.11	—	1,960,504
Total	102,809		—

[1]
On April 24, 2012, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock. As of March 31, 2014, the Company had repurchased 39,496 shares under this plan.

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

Date:        May 2, 2014

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer