Form 10-Q
period 2014-06-30
BOK FINANCIAL CORP ET AL
filed 2014-08-01
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,286,001 shares of common stock ($.00006 par value) as of June 30, 2014.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $75.9 million or $1.10 per diluted share for the second quarter of 2014, compared to $79.9 million or $1.16 per diluted share for the second quarter of 2013 and $76.6 million or $1.11 per diluted share for the first quarter of 2014.

Highlights of the second quarter of 2014 included:

•
Net interest revenue totaled $166.1 million for the second quarter of 2014, compared to $168.9 million for the second quarter of 2013 and $162.6 million for the first quarter of 2014. Net interest margin was 2.75% for the second quarter of 2014. Net interest margin was 2.80% for the second quarter of 2013 and 2.71% for the first quarter of 2014.

•
Fees and commissions revenue totaled $164.1 million for the second quarter of 2014, a $4.9 million or 3% increase over the second quarter of 2013. Growth in brokerage and trading, fiduciary and asset management and transaction card revenues, was partially offset by a $7.3 million decrease in mortgage banking revenue. Mortgage production volume was lower than the second quarter of 2013 as mortgage interest rates have trended higher. Fees and commissions revenue increased $23.2 million over the first quarter of 2014. All fees and commissions revenue categories experienced growth over the first quarter of 2014.

•
Operating expenses totaled $214.7 million for the second quarter of 2014, an increase of $3.8 million over the second quarter of 2013. Personnel costs decreased $4.4 million primarily due to lower incentive compensation expense, partially offset by increased regular compensation expense. Non-personnel expense increased $8.2 million. Professional fees and services, data processing and communications and net occupancy expense increased over the prior year. Operating expenses increased $29.6 million over the previous quarter. Personnel costs increased $19.3 million. The Company reversed $17.2 million primarily related to amounts payable to certain executive officers accrued during 2011 through 2013 under the 2011 True-Up Plan in the first quarter of 2014. Non-personnel expense increased $10.3 million over the prior quarter. Mortgage banking expenses were up $4.3 million primarily due to increased accruals for loan servicing costs. The Company made a $2.4 million discretionary contribution of appreciated stock to the BOKF Foundation during the first quarter of 2014. Professional fees and services, data processing and communications and net occupancy expense also increased over the prior quarter.

•
No provision for credit losses was recorded in the second quarter of 2014 or the second quarter of 2013 and first quarter of 2014. Gross charge-offs were $3.5 million in the second quarter of 2014, $8.6 million in the second quarter of 2013 and $2.8 million in the first quarter of 2014. Recoveries were $5.5 million in the second quarter of 2014, compared to $6.2 million in the second quarter of 2013 and $5.4 million in the first quarter of 2014.

•
The combined allowance for credit losses totaled $192 million or 1.43% of outstanding loans at June 30, 2014 compared to $190 million or 1.45% of outstanding loans at March 31, 2014. Nonperforming assets that are not guaranteed by U.S. government agencies totaled $145 million or 1.09% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at June 30, 2014 and $153 million or 1.18% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at March 31, 2014.

•
Outstanding loan balances were $13.4 billion at June 30, 2014, an increase of $349 million over March 31, 2014. Commercial loan balances grew by $316 million and commercial real estate loan balances were up $24 million. Residential mortgage loans decreased by $10 million and consumer loan balances increased $20 million.

•
Period end deposits totaled $20.6 billion at June 30, 2014, a $182 million increase over March 31, 2014. Demand deposit account balances increased $436 million, partially offset by a $201 million decrease in interest-bearing transaction accounts and a $46 million decrease in time deposits.

•
The Company's Tier 1 common equity ratio, as defined by banking regulations, was 13.46% at June 30, 2014 and 13.59% at March 31, 2014. The Company and its subsidiary bank continue to exceed the regulatory definition of well capitalized. The Company's Tier 1 capital ratio was 13.63% at June 30, 2014 and 13.77% at March 31, 2014. Total capital ratio was 15.38% at June 30, 2014 and 15.55% at March 31, 2014. The Company's leverage ratio was 10.26% at June 30, 2014 and 10.17% at March 31, 2014.

•
The Company paid a regular quarterly cash dividend of $28 million or $0.40 per common share during the second quarter of 2014. On July 29, 2014, the board of directors approved a quarterly cash dividend of $0.40 per common share payable on or about August 29, 2014 to shareholders of record as of August 15, 2014.

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

Net interest revenue totaled $166.1 million for the second quarter of 2014 compared to $168.9 million for the second quarter of 2013 and $162.6 million for the first quarter of 2014. Net interest margin was 2.75% for the second quarter of 2014, 2.80% for the second quarter of 2013 and 2.71% for the first quarter of 2014.

Net interest revenue decreased $2.8 million compared to the second quarter of 2013. Net interest revenue decreased $7.4 million primarily due to continued narrowing of interest rate spreads. Net interest revenue increased $4.8 million over the previous quarter primarily due to the growth in average outstanding loans and a decrease in the average balance of other borrowings, partially offset by a decrease in average securities balances.

The tax-equivalent yield on earning assets was 3.02% for the second quarter of 2014, down 8 basis points from the second quarter of 2013. Loan yields decreased 27 basis points. Credit spreads have narrowed due to market pricing pressure in our loan portfolio. The available for sale securities portfolio yield was unchanged at 1.96%. Cash flows received from payments on residential mortgage-backed securities are currently being reinvested in short-duration securities that yield nearly 2%. Funding costs were down 1 basis point from the second quarter of 2013. The cost of interest-bearing deposits decreased 4 basis points and the cost of other borrowed funds increased 4 basis points largely due to the mix of funding sources. Additionally, the benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 15 basis points in the second quarter of 2014 compared to 13 basis points in the second quarter of 2013.

Average earning assets for the second quarter of 2014 decreased $188 million or 1% compared to the second quarter of 2013. Average loans, net of allowance for loan losses, increased $1.0 billion due primarily to growth in average commercial and commercial real estate loans. The average balance of available for sale securities decreased $1.3 billion. We intend to allow the size of our bond portfolio to decrease to better position the balance sheet for a longer-term rising rate environment. We anticipate a $600 million reduction in our bond portfolio over the remainder of 2014. This reduction in earning assets is expected to be partially offset by quarterly loan growth in low double-digits for the balance of the year. The resulting shift in earning asset mix should be supportive of net interest margin. The average balance of interest-bearing cash and cash equivalents and investment securities was up over the prior year, offset by a decrease in the average balances of our trading portfolio, fair value option securities primarily held as an economic hedge of our mortgage servicing rights and residential mortgage loans held for sale.

Average deposits increased $970 million over the second quarter of 2013, including a $765 million increase in average demand deposit balances and a $347 million increase in average interest-bearing transaction accounts, partially offset by a $182 million decrease in average time deposits. Average borrowed funds decreased $996 million compared to the second quarter of 2013 primarily due to decreased borrowings from the Federal Home Loan Banks and funds purchased and repurchase agreements.

Net interest margin increased 4 basis points over the first quarter of 2014.  The yield on average earning assets increased 3 basis points. The yield on the available for sale securities portfolio increased 5 basis points to 1.96%. The loan portfolio yield decreased 4 basis points to 3.85% primarily due to market pricing pressure. Funding costs were up 1 basis point to 0.42%. Rates paid on time deposits decreased 1 basis point. The cost of other borrowed funds increased 4 basis points over the first quarter. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities increased 2 basis points.

Average earning assets increased $180 million during the second quarter of 2014. Growth in average outstanding loans of $317 million was partially offset by a $276 million decrease in the available for sale securities portfolio. Average commercial loan balances were up $295 million and average commercial real estate loan balances increased $18 million. The average balance of interest-bearing cash and cash equivalents increased $86 million, the average balance of residential mortgage loans held for sale increased $34 million, the average trading securities balance increased $24 million and the average balance of restricted equity securities increased $12 million.
Average deposits increased $262 million over the previous quarter. Demand deposit balances increased $342 million. Interest-bearing transaction account balances decreased $50 million and time deposit account balances decreased $50 million. The average balance of borrowed funds decreased $49 million compared to the first quarter of 2014.

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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2014 / 2013			Six Months Ended June 30, 2014 / 2013
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$105	$144	$(39)	$186	$154	$32
Trading securities	(302)	(302)	—	(478)	(449)	(29)
Investment securities:
Taxable securities	(409)	(269)	(140)	(925)	(550)	(375)
Tax-exempt securities	196	433	(237)	543	812	(269)
Total investment securities	(213)	164	(377)	(382)	262	(644)
Available for sale securities:
Taxable securities	(4,902)	(4,877)	(25)	(12,654)	(6,976)	(5,678)
Tax-exempt securities	(6)	(221)	215	(178)	(201)	23
Total available for sale securities	(4,908)	(5,098)	190	(12,832)	(7,177)	(5,655)
Fair value option securities	(230)	(238)	8	(556)	(402)	(154)
Restricted equity securities	(187)	(724)	537	(55)	(388)	333
Residential mortgage loans held for sale	229	(421)	650	27	(329)	356
Loans	1,516	9,959	(8,443)	(894)	8,420	(9,314)
Total tax-equivalent interest revenue	(3,990)	3,484	(7,474)	(14,984)	91	(15,075)
Interest expense:
Transaction deposits	(273)	152	(425)	(860)	(158)	(702)
Savings deposits	(14)	12	(26)	(36)	5	(41)
Time deposits	(845)	(709)	(136)	(2,131)	(1,329)	(802)
Funds purchased	(98)	(46)	(52)	(301)	(116)	(185)
Repurchase agreements	53	13	40	58	18	40
Other borrowings	(163)	(729)	566	(185)	(371)	186
Subordinated debentures	(11)	4	(15)	(12)	(1)	(11)
Total interest expense	(1,351)	(1,303)	(48)	(3,467)	(1,952)	(1,515)
Tax-equivalent net interest revenue	(2,639)	4,787	(7,426)	(11,517)	2,043	(13,560)
Change in tax-equivalent adjustment	156			88
Net interest revenue	$(2,795)			$(11,605)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $162.6 million for the second quarter of 2014, a $771 thousand decrease compared to the second quarter of 2013 and a $25.6 million increase over the first quarter of 2014. Fees and commissions revenue increased $4.9 million over the second quarter of 2013 and $23.2 million over the prior quarter. The change in the fair value of mortgage servicing rights, net of the change in the fair value of securities and derivative contracts held as an economic hedge, decreased other operating revenue by $1.5 million in the second quarter of 2014, decreased other operating revenue $908 thousand in the first quarter of 2014 and increased operating revenue $2.7 million in the second quarter of 2013. Net gains on available for sale securities decreased $3.7 million compared to the prior year and decreased $1.2 million compared to the previous quarter. The loss on other assets in the first quarter of 2014 was primarily due to changes in the fair value of assets held as an economic hedge of a deferred compensation liability and charges related to certain merchant banking equity investments.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended June 30,				Three Months Ended Mar. 31, 2014
	2014	2013	Increase(Decrease)	% Increase(Decrease)		Increase(Decrease)	% Increase(Decrease)
Brokerage and trading revenue	$39,056	$32,874	$6,182	19%	$29,516	$9,540	32%
Transaction card revenue	31,510	29,942	1,568	5%	29,134	2,376	8%
Fiduciary and asset management revenue	29,543	24,803	4,740	19%	25,722	3,821	15%
Deposit service charges and fees	23,133	23,962	(829)	(4)%	22,689	444	2%
Mortgage banking revenue	29,330	36,596	(7,266)	(20)%	22,844	6,486	28%
Bank-owned life insurance	2,274	2,236	38	2%	2,106	168	8%
Other revenue	9,208	8,760	448	5%	8,852	356	4%
Total fees and commissions revenue	164,054	159,173	4,881	3%	140,863	23,191	16%
Loss on other assets, net	(52)	(1,666)	1,614	N/A	(4,264)	4,212	N/A
Gain (loss) on derivatives, net	831	(2,527)	3,358	N/A	968	(137)	N/A
Gain (loss) on fair value option securities, net	4,176	(9,156)	13,332	N/A	2,660	1,516	N/A
Change in fair value of mortgage servicing rights	(6,444)	14,315	(20,759)	N/A	(4,461)	(1,983)	N/A
Gain on available for sale securities, net	4	3,753	(3,749)	N/A	1,240	(1,236)	N/A
Total other-than-temporary impairment	—	(1,138)	1,138	N/A	—	—	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	—	586	(586)	N/A	—	—	N/A
Net impairment losses recognized in earnings	—	(552)	552	N/A	—	—	N/A
Total other operating revenue	$162,569	$163,340	$(771)	—%	$137,006	$25,563	19%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 50% of total revenue for the second quarter of 2014, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer hedging and investment banking, increased $6.2 million over the second quarter of 2013.

Securities trading revenue totaled $18.6 million for the second quarter of 2014, a $4.4 million increase over the second quarter of 2013. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers. The second quarter of 2013 included a negative mark-to-market of municipal and U.S. government agency securities due to an increase in interest rates.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $3.7 million for the second quarter of 2014. Combined recoveries from the Lehman Brothers and MF Global bankruptcies totaled $1.6 million and $662 thousand in the second quarter of 2014 and 2013, respectively. Excluding the impact of these recoveries, customer hedging revenue decreased $2.4 million compared to the second quarter of 2013, primarily due to a lower volume of derivative contracts executed by our energy and mortgage banking customers.

Revenue earned from retail brokerage transactions grew by $1.2 million or 13% over the second quarter of 2013 to $10.3 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions during the quarter. The number of transactions typically increases with market volatility and decreases with market stability.

Investment banking, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $6.5 million for the second quarter of 2014, a $2.0 million or 47% increase over the second quarter of 2013 related to the timing and volume of completed transactions.

Brokerage and trading revenue increased $9.5 million over the first quarter of 2014. Securities trading revenue increased $3.5 million. Excluding the impact of recoveries from the Lehman Brothers and MF Global bankruptcies, customer hedging revenue increased $590 thousand over the prior quarter. Retail brokerage fees were up $863 thousand and investment banking fees grew by $3.0 million.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the second quarter of 2014 increased $1.6 million or 5% over the second quarter of 2013. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $16.0 million, a $796 thousand or 5% increase over the prior year, due to increased transaction volumes and increased dollar amounts per transaction. Merchant services fees totaled $10.7 million, an increase of $695 thousand or 7% on increased transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.8 million, an increase of $77 thousand or 2% over the second quarter of 2013.

Transaction card revenue increased $2.4 million over the the first quarter of 2014. Revenue increased from processing transactions on behalf of members of our TransFund EFT network and from merchant services fees primarily due to growth in transaction volumes. Interchange fees paid on debit cards issued by the Company also increased over the prior quarter on increased transaction volumes.

Fiduciary and asset management revenue grew by $4.7 million or 19% over the second quarter of 2013. The acquisition of Topeka, Kansas-based GTRUST Financial Corporation in the first quarter of 2014 added $371 thousand of revenue and $631 million of fiduciary assets as of June 30, 2014. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $32.7 billion at June 30, 2014, $28.3 billion at June 30, 2013 and $31.3 billion at March 31, 2014.

Fiduciary and asset management revenue increased $3.8 million over the first quarter of 2014. The acquisition of MBM Advisors in the second quarter of 2014 and a full quarter of revenue from the acquisition of GTRUST Financial Corporation in the first quarter of 2014 added approximately $1.5 million in fiduciary and asset management revenue over the first quarter of 2014. The remainder of the increase was primarily due to the seasonal timing of tax service fees and an increase in the fair value of assets managed.

We also earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and BOSC, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $2.4 million for the second quarter of 2014 compared to $1.9 million for the second quarter of 2013 and $2.2 million for the first quarter of 2014.

Deposit service charges and fees were $23.1 million for the second quarter of 2014 compared to $24.0 million for the second quarter of 2013. Overdraft fees totaled $12.0 million for the second quarter of 2014, a decrease of $468 thousand or 4% compared to the second quarter of 2013. Consumers are generally maintaining higher average balances and better managing their accounts to reduce overdraft fees. Commercial account service charge revenue totaled $9.3 million, a decrease of $147 thousand or 2% compared to the prior year. Service charges on deposit accounts with a standard monthly fee were $1.8 million, a decrease of $216 thousand or 11% compared to the second quarter of 2013. Deposit service charges and fees increased $444 thousand over the prior quarter primarily due to increased overdraft fee volumes, partially offset by decreased commercial account service charges.

Mortgage banking revenue decreased $7.3 million compared to the second quarter of 2013. Mortgage production revenue totaled $17.7 million, a decrease of $8.6 million. Average primary mortgage interest rates were 4.23% for the first quarter of 2014, up 56 basis points over the second quarter of 2013. This increase in interest rates reduced loan production volume compared to the prior year. Mortgage loans funded for sale totaled $1.1 billion in the second quarter of 2014, a decrease of $105 million compared to the second quarter of 2013. Outstanding commitments to originate mortgage loans were largely unchanged compared to June 30, 2013. In addition to the effect of lower production volume, mortgage banking revenue decreased due to an overall narrowing of gain on sale margins and a shift in product mix toward loans with narrower margins. Approximately 41% of loans originated in the second quarter of 2014 were through correspondent channels, up from 26% for the second quarter of 2013. Mortgage loans funded through Home Direct Mortgage, our recently launched online loan channel, were 7% of total originations in the second quarter of 2014. Refinanced mortgage loans decreased to 25% of loans originated in the second quarter of 2014 compared to 48% of loans originated in the second quarter of 2013.

Mortgage servicing revenue grew by $1.4 million or 13% over the second quarter of 2013. The outstanding principal balance of mortgage loans serviced for others totaled $14.6 billion, an increase of $1.9 billion or 15% over June 30, 2013.

Mortgage banking revenue increased $6.5 million over the first quarter of 2014. Mortgage production revenue was up $6.3 million. Outstanding commitments to originate residential mortgage loans were up $159 million or 41% and residential mortgage loans funded for sale increased $363 million over the prior quarter. In addition to the typical seasonal increase in mortgage loan funding and commitment volumes, interest rates also decreased compared to the prior quarter and we continue to expand our correspondent channel.

Mortgage servicing revenue increased $211 thousand over the prior quarter. The outstanding balance of mortgage loans serviced for others increased $581 million over March 31, 2014.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Mar. 31, 2014	Increase (Decrease)		% Increase (Decrease)
	2014	2013
Mortgage production revenue	$17,727	$26,356	$(8,629)		(33)%	$11,452	$6,275		55%
Servicing revenue	11,603	10,240	1,363		13%	11,392	211		2%
Total mortgage revenue	$29,330	$36,596	$(7,266)		(20)%	$22,844	$6,486		28%

Period end outstanding mortgage commitments	$546,864	$547,508	$(644)		—%	$387,755	$159,109		41%
Mortgage loans funded for sale	1,090,629	1,196,038	(105,409)		(9)%	727,516	363,113		50%
Average primary residential mortgage interest rate	4.23%	3.67%	56	bp		4.36%	(13)	bp
Mortgage loan refinances to total funded	25%	48%				32%
Outstanding principal balance of mortgage loans serviced for others	$14,626,291	$12,741,651	$1,884,640		15%	$14,045,642	$580,649		4%
Net gains on securities, derivatives and other assets

In the second quarter of 2014, we recognized a $4 thousand net gain from sales of $800 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential return or to move into securities that will perform better in a rising rate environment. In the second quarter of 2013, we recognized a $3.8 million net gain from sales of $1.1 billion of available for sale securities and in the first quarter of 2014, we recognized a $1.2 million net gain on sales of $531 million of available for sale securities.

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

Table 4 -- Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013
Gain (loss) on mortgage hedge derivative contracts, net	$831	$968	$(2,526)
Gain (loss) on fair value option securities, net	4,074	2,585	(9,102)
Gain (loss) on economic hedge of mortgage servicing rights	4,905	3,553	(11,628)
Gain (loss) on change in fair value of mortgage servicing rights	(6,444)	(4,461)	14,315
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$(1,539)	$(908)	$2,687

Net interest revenue on fair value option securities	$721	$790	$910

Primary residential mortgage interest rate at period end	4.14%	4.40%	4.46%
Secondary residential mortgage interest rate at period end	3.17%	3.42%	3.31%

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

Gain (loss) on other assets included changes in the fair value of certain equity investments the Company holds as an economic hedge of a deferred compensation liability. During the first quarter of 2014, the fair value of certain of these investments was adjusted downward by $1.7 million. Gain (loss) on other assets for the first quarter of 2014 also included a $1.5 million charge against a merchant-banking investment that is accounted for by the equity method.

Other Operating Expense

Other operating expense for the second quarter of 2014 totaled $214.7 million, a $3.8 million or 2% increase over the second quarter of 2013. Personnel expenses decreased $4.4 million or 3%. Non-personnel expenses increased $8.2 million or 10% over the prior year.

Operating expenses increased $29.6 million over the previous quarter. Personnel expense increased $19.3 million. During the first quarter of 2014, the Company reversed $17.2 million primarily related to amounts payable to certain executive officers that had been accrued during 2011 through 2013 under the 2011 True-Up Plan. Non-personnel expense increased $10.3 million.

Table 5 -- Other Operating Expense
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2014	Increase (Decrease)	% Increase (Decrease)
	2014	2013
Regular compensation	$73,064	$69,289	$3,775	5%	$72,367	$697	1%
Incentive compensation:
Cash-based	29,042	30,111	(1,069)	(4)%	24,727	4,315	17%
Stock-based	3,527	9,500	(5,973)	(63)%	(13,193)	16,720	(127)%
Total incentive compensation	32,569	39,611	(7,042)	(18)%	11,534	21,035	182%
Employee benefits	18,081	19,210	(1,129)	(6)%	20,532	(2,451)	(12)%
Total personnel expense	123,714	128,110	(4,396)	(3)%	104,433	19,281	18%
Business promotion	7,150	5,770	1,380	24%	5,841	1,309	22%
Charitable contributions to BOKF Foundation	—	—	—	N/A	2,420	(2,420)	N/A
Professional fees and services	11,054	8,381	2,673	32%	7,565	3,489	46%
Net occupancy and equipment	18,789	16,909	1,880	11%	16,896	1,893	11%
Insurance	4,467	4,044	423	10%	4,541	(74)	(2)%
Data processing and communications	29,071	26,734	2,337	9%	27,135	1,936	7%
Printing, postage and supplies	3,429	3,580	(151)	(4)%	3,541	(112)	(3)%
Net losses and operating expenses of repossessed assets	1,118	282	836	296%	1,432	(314)	(22)%
Amortization of intangible assets	949	875	74	8%	816	133	16%
Mortgage banking costs	7,960	7,910	50	1%	3,634	4,326	119%
Other expense	7,006	8,326	(1,320)	(16)%	6,850	156	2%
Total other operating expense	$214,707	$210,921	$3,786	2%	$185,104	$29,603	16%

Average number of employees (full-time equivalent)	4,657	4,731	(74)	(2)%	4,640	17	—%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $3.8 million or 5% over the second quarter of 2013. Although the average number of employees decreased 2% compared to the prior year, we continue to invest in higher-costing wealth management, compliance and risk management positions. Growth in these positions was partially offset by a decrease in the average number of employees in consumer banking. In addition, standard annual merit increases in regular compensation were effective for the majority of our staff March 1.

Incentive compensation decreased $7.0 million compared to the second quarter of 2013. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation decreased $1.1 million or 4% compared to the second quarter of 2013.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense for equity awards increased $1.3 million and compensation expense for liability awards decreased $7.3 million compared to the second quarter of 2013.

Stock-based compensation expense included accruals for amounts payable to certain executive officers of the Company under the 2011 True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan was designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. The peer group of banks was determined based on asset size and included an equal number of publicly-traded SEC registered bank holding companies with the Company being the median bank. Amounts accrued related to the 2011 True-Up Plan were paid in May 2014. Stock-based compensation expense for the second quarter of 2013 included $7.0 million expense related to accruals for the 2011 True-Up Plan.

Stock-based compensation expense also includes deferred compensation that will ultimately be settled in cash indexed to the investment performance or changes in earnings per share. Certain executive officers are permitted to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock. Compensation expense reflects changes in the market value of BOK Financial common stock and other investments. Expenses based on changes in the fair value of BOK Financial common stock and other investments decreased $264 thousand compared to the second quarter of 2013.

Employee benefit expense decreased $1.1 million or 6% compared to the second quarter of 2013 primarily due to decreased employee medical costs. The Company self-insures a portion of its employee health care coverage and these costs may be volatile.
Personnel costs increased $19.3 million over the first quarter of 2014 primarily due to the adjustment to the 2011 True-Up Plan accrual during the first quarter. Regular compensation expense increased $697 thousand over prior quarter. Incentive compensation expense increased $21.0 million. Cash-based incentive compensation, which rewards employees as they generate business opportunities for the Company by growing loans, deposits, customer relationships or other measurable metrics, increased $4.3 million. Stock-based compensation expense increased $16.7 million. The first quarter included a $17.2 million reversal of amounts payable to certain executive officers of the Company primarily related to the 2011 True-Up Plan. Based on the annual Form 10-K and proxy statements filed by our peer banks in the first quarter of 2014, the composition of the peer group and the compensation levels of comparable senior executives used in determining the amounts payable both changed. The first quarter of 2014 also included a $1.7 million decrease in the deferred compensation expense related to the decrease in the fair value of assets held for deferred compensation purposes. This decrease in fair value was included in the gain (loss) on other assets, net. Employee benefits expense decreased $2.5 million primarily due to a decrease in employee medical costs.

Non-personnel operating expenses

Non-personnel operating expenses increased $8.2 million or 10% over the second quarter of 2013. Professional fees and services expense increased $2.7 million due to increased increased risk management and regulatory compliance costs. Data processing and communication expense was up $2.3 million primarily due to increased transaction activity.
Non-personnel expense increased $10.3 million over the first quarter of 2014. Mortgage banking costs increased $4.3 million over the prior quarter. The Company finalized hold-back claims related to purchased mortgage loan servicing rights which reduced expenses by $1.3 million in the first quarter. The remaining increase was due to increased accruals for loan servicing costs. Professional fees and services expense increased $3.5 million largely due to increased risk management and regulatory compliance costs. Data processing, net occupancy expense and business promotion expense all increased over the prior quarter. In addition, BOK Financial made a $2.4 million discretionary contribution of appreciated stock to the BOKF Foundation during the first quarter of 2014. This contribution also resulted in a $1.2 million reduction in income tax expense.

Income Taxes

Income tax expense was $37.2 million or 33% of book taxable income for the second quarter of 2014 compared to $41.4 million or 34% of book taxable income for the second quarter of 2013 and $37.5 million or 33% of book taxable income for the first quarter of 2014. The Company made a charitable contribution of appreciated securities to the BOKF Foundation in the first quarter of 2014, which reduced income tax expense by $1.2 million.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $12 million at both June 30, 2014 and March 31, 2014, and $13 million at June 30, 2013.
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

Economic capital is assigned to the business units by a capital allocation model that reflects management’s assessment of risk. This model assigns capital based upon credit, operating, interest rate and other market risk inherent in our business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible. Average invested capital includes economic capital and amounts we have invested in the lines of business.

As shown in Table 6, net income attributable to our lines of business decreased $1.7 million or 3% compared to the second quarter of 2013. The decrease was primarily due to increased operating expenses and lower mortgage banking revenue, partially offset by growth in other fee-based revenue, increased net interest revenue and lower credit losses.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Commercial Banking	$40,033	$36,039	$76,331	$71,177
Consumer Banking	7,790	17,757	16,174	35,641
Wealth Management	5,162	926	7,703	2,812
Subtotal	52,985	54,722	100,208	109,630
Funds Management and other	22,910	25,209	52,277	58,265
Total	$75,895	$79,931	$152,485	$167,895

Commercial Banking

Commercial Banking contributed $40.0 million to consolidated net income in the second quarter of 2014, up $4.0 million or 11% over the second quarter of 2013. Increased net interest revenue, decreased net loans charged off and growth in transaction card revenue was partially offset by increased operating expenses.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,				June 30,
	2014	2013			2014	2013
Net interest revenue from external sources	$95,018	$90,551	$4,467		$186,037	$181,433	$4,604
Net interest expense from internal sources	(7,857)	(9,389)	1,532		(16,714)	(18,534)	1,820
Total net interest revenue	87,161	81,162	5,999		169,323	162,899	6,424
Net loans charged off (recovered)	(2,812)	86	(2,898)		(6,043)	1,107	(7,150)
Net interest revenue after net loans charged off (recovered)	89,973	81,076	8,897		175,366	161,792	13,574

Fees and commissions revenue	44,849	43,330	1,519		87,014	84,762	2,252
Gain (loss) on financial instruments and other assets, net	(13)	—	(13)		(1,489)	19	(1,508)
Other operating revenue	44,836	43,330	1,506		85,525	84,781	744

Personnel expense	27,544	26,699	845		54,496	52,168	2,328
Net losses (gains) and operating expenses of repossessed assets	1,162	(217)	1,379		3,354	953	2,401
Other non-personnel expense	22,216	20,860	1,356		42,460	40,881	1,579
Other operating expense	50,922	47,342	3,580		100,310	94,002	6,308

Net direct contribution	83,887	77,064	6,823		160,581	152,571	8,010
Corporate expense allocations	18,367	18,080	287		35,653	36,079	(426)
Income before taxes	65,520	58,984	6,536		124,928	116,492	8,436
Federal and state income tax	25,487	22,945	2,542		48,597	45,315	3,282
Net income	$40,033	$36,039	$3,994		$76,331	$71,177	$5,154

Average assets	$11,243,678	$10,363,144	$880,534		$11,100,687	$10,486,544	$614,143
Average loans	10,577,582	9,626,933	950,649		10,429,821	9,603,323	826,498
Average deposits	9,875,644	9,027,912	847,732		9,738,496	9,136,188	602,308
Average invested capital	937,085	899,087	37,998		934,768	895,748	39,020
Return on average assets	1.43%	1.39%	4	bp	1.39%	1.37%	2	bp
Return on invested capital	17.14%	16.08%	106	bp	16.47%	16.02%	45	bp
Efficiency ratio	38.52%	37.96%	56	bp	39.07%	37.89%	118	bp
Net charge-offs (annualized) to average loans	(0.11)%	—%	(11)	bp	(0.12)%	0.02%	(14)	bp

Net interest revenue increased $6.0 million or 7% over the prior year. Growth in net interest revenue was primarily due to a $951 million increase in average loan balances and a $848 million increase in average deposits over the second quarter of 2013, partially offset by reduced yields on loans and deposits sold to our Funds Management unit. The Commercial Banking unit experienced a net recovery of $2.8 million in the second quarter of 2014 compared to net loans charged off of $86 thousand in the second quarter of 2013.

Fees and commissions revenue increased $1.5 million or 4% over the second quarter of 2013 primarily due to a $1.6 million increase in transaction card revenues from our TransFund electronic funds transfer network. Brokerage and trading revenue decreased $138 thousand primarily due to lower customer hedging revenue. Commercial deposit service charge revenue was largely unchanged compared to the prior year.

Operating expenses increased $3.6 million or 8% over the second quarter of 2013. Personnel costs increased $845 thousand or 3% primarily due to standard annual merit increases and increased incentive compensation. Net losses and operating expenses on repossessed assets increased $1.4 million. Net gains on repossessed assets in the the second quarter of 2013 were $1.1 million. A minimal net loss was experienced in the second quarter of 2014 and operating expenses of repossessed assets increased. Other non-personnel expenses increased $1.4 million or 7%, primarily related to increased data processing expenses related to growth in the transaction activity. Corporate expense allocations also increased $287 thousand over the prior year.

The average outstanding balance of loans attributed to Commercial Banking grew by $951 million during the second quarter of 2014 to $10.6 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $9.9 billion for the second quarter of 2014, up $848 million or 9% over the second quarter of 2013. Average balances attributed to our commercial & industrial loan customers increased $718 million or 24%. Balances related to small business customers were up $139 million or 7% and balances from treasury services customers increased $123 million or 7%. Balances related to healthcare customers grew by $37 million or 8% and commercial real estate balances increased $15 million or 4%. This growth was partially offset by a $164 million or 11% decrease in balances attributed to energy customers. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

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

Consumer Banking contributed $7.8 million to consolidated net income for the second quarter of 2014, down $10.0 million compared to the second quarter of 2013 primarily due to a decrease in mortgage banking revenue and higher non-personnel expense and corporate expense allocations.

Table 8 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,				June 30,
	2014	2013			2014	2013
Net interest revenue from external sources	$24,170	$24,830	$(660)		$48,826	$48,925	$(99)
Net interest revenue from internal sources	4,666	5,167	(501)		8,860	10,650	(1,790)
Total net interest revenue	28,836	29,997	(1,161)		57,686	59,575	(1,889)
Net loans charged off	1,345	1,402	(57)		2,201	2,332	(131)
Net interest revenue after net loans charged off	27,491	28,595	(1,104)		55,485	57,243	(1,758)

Fees and commissions revenue	54,443	61,338	(6,895)		100,585	124,541	(23,956)
Gain (loss) on financial instruments and other assets, net	3,257	(13,344)	16,601		4,988	(19,406)	24,394
Change in fair value of mortgage servicing rights	(6,444)	14,315	(20,759)		(10,905)	16,973	(27,878)
Other operating revenue	51,256	62,309	(11,053)		94,668	122,108	(27,440)

Personnel expense	23,328	23,498	(170)		46,766	45,954	812
Net losses (gains) and operating expenses of repossessed assets	86	206	(120)		(482)	(44)	(438)
Other non-personnel expense	25,673	23,447	2,226		44,648	46,249	(1,601)
Total other operating expense	49,087	47,151	1,936		90,932	92,159	(1,227)

Net direct contribution	29,660	43,753	(14,093)		59,221	87,192	(27,971)
Corporate expense allocations	16,911	14,690	2,221		32,750	28,859	3,891
Income before taxes	12,749	29,063	(16,314)		26,471	58,333	(31,862)
Federal and state income tax	4,959	11,306	(6,347)		10,297	22,692	(12,395)
Net income	$7,790	$17,757	$(9,967)		$16,174	$35,641	$(19,467)

Average assets	$5,668,256	$5,695,096	$(26,840)		$5,642,181	$5,709,446	$(67,265)
Average loans	2,341,053	2,363,129	(22,076)		2,373,607	2,358,828	14,779
Average deposits	5,635,528	5,645,595	(10,067)		5,610,465	5,644,103	(33,638)
Average invested capital	276,294	297,674	(21,380)		279,897	297,375	(17,478)
Return on average assets	0.55%	1.25%	(70)	bp	0.58%	1.26%	(68)	bp
Return on invested capital	11.31%	23.93%	(1,262)	bp	11.65%	24.17%	(1,252)	bp
Efficiency ratio	55.11%	49.26%	585	bp	53.74%	47.91%	583	bp
Net charge-offs (annualized) to average loans	0.23%	0.24%	(1)	bp	0.19%	0.20%	(1)	bp
Residential mortgage loans funded for sale	$1,090,629	$1,196,038	$(105,409)		$1,818,145	$2,152,353	$(334,208)

	June 30, 2014	June 30, 2013	Increase (Decrease)
Banking locations	188	195	(7)
Residential mortgage loan servicing portfolio[1]	$15,748,719	$13,846,184	$1,902,535

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from Consumer Banking activities decreased $1.2 million or 4% compared to the second quarter of 2013. Average loan balances were $22 million or 1% lower than the prior year. Net interest revenue decreased $589 thousand compared to the prior year due to the phase-out of the deposit advance product during the second quarter of 2014.

Fees and commissions revenue decreased $6.9 million or 11% compared to the second quarter of 2013 primarily due to a $7.4 million decrease in mortgage banking revenue. Residential mortgage fundings were lower compared to the second quarter of 2013 when funding reached all-time highs. Funding levels have since contracted as average mortgage interest rates trended higher compared to the prior year. Gains on sale margin also narrowed as the mix of mortgage loan production shifted toward loans with lower margins. Deposit service charges and fees decreased $650 thousand compared to the prior year primarily due to lower overdraft fees.

Operating expenses increased $1.9 million or 4% over the second quarter of 2013. Personnel expenses were down $170 thousand or 1% due to staffing reductions, net of standard annual merit increases. Non-personnel expense increased $2.2 million or 9%. Professional fees were up $808 thousand and data processing and communications expense increased $562 thousand primarily related to increased transaction activity and higher compliance costs to comply with mortgage servicing regulations. Corporate expense allocations were up $2.2 million over the second quarter of 2013.

Average consumer deposits were largely unchanged compared to the second quarter of 2013. Average demand deposit balances increased $23 million or 3% and average interest-bearing transaction accounts increased $107 million or 4%. Average time deposit balances were down $171 million or 10% compared to the prior year.

Mortgage banking activities include the origination, marketing and servicing of conventional and government-sponsored residential mortgage loans. We funded $1.1 billion of residential mortgage loans in the second quarter of 2014 and $1.3 billion in the second quarter of 2013. Mortgage loan fundings included $1.1 billion of mortgage loans funded for sale in the secondary market and $30 million funded for retention within the consolidated group. Approximately 16% of our mortgage loans funded were in the Oklahoma market and 15% in the Texas market. In addition, 40% of our mortgage loan fundings came from correspondent lenders compared to 24% in the second quarter of 2013 and 6% was originated from our recently added Home Direct Mortgage on-line sales channel launched in the fourth quarter of 2013.

At June 30, 2014, we serviced $14.6 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group. Approximately 91% of the mortgage loans serviced were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $71 million or 0.49% of loans serviced for others at June 30, 2014 compared to $71 million or 0.51% of loans serviced for others at March 31, 2014. Mortgage servicing revenue, including revenue on loans serviced for the consolidated group, totaled $12.0 million, up $1.0 million or 9% over the second quarter of 2013. Changes in the fair value of our mortgage servicing rights, net of economic hedge, resulted in a $940 thousand decrease in Consumer Banking net income in the second quarter of 2014, compared to a $1.6 million increase in Consumer Banking net income in the second quarter of 2013.

Wealth Management

Wealth Management contributed $5.2 million to consolidated net income in second quarter of 2014 compared to $926 thousand in the second quarter of 2013. Growth in fiduciary and asset management revenue and brokerage and trading revenue was partially offset by increased operating expenses.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,				June 30,
	2014	2013			2014	2013
Net interest revenue from external sources	$5,765	$6,512	$(747)		$11,604	$12,991	$(1,387)
Net interest revenue from internal sources	4,719	5,107	(388)		9,403	10,403	(1,000)
Total net interest revenue	10,484	11,619	(1,135)		21,007	23,394	(2,387)
Net loans charged off	19	931	(912)		(26)	1,449	(1,475)
Net interest revenue after net loans charged off	10,465	10,688	(223)		21,033	21,945	(912)

Fees and commissions revenue	65,698	55,095	10,603		120,368	107,190	13,178
Loss on financial instruments and other assets, net	(171)	192	(363)		(581)	(412)	(169)
Other operating revenue	65,527	55,287	10,240		119,787	106,778	13,009

Personnel expense	43,871	42,000	1,871		83,459	80,349	3,110
Net losses and expenses of repossessed assets	2	17	(15)		329	49	280
Other non-personnel expense	11,283	9,423	1,860		20,615	18,164	2,451
Other operating expense	55,156	51,440	3,716		104,403	98,562	5,841

Net direct contribution	20,836	14,535	6,301		36,417	30,161	6,256
Corporate expense allocations	12,388	13,019	(631)		23,810	25,559	(1,749)
Income before taxes	8,448	1,516	6,932		12,607	4,602	8,005
Federal and state income tax	3,286	590	2,696		4,904	1,790	3,114
Net income	$5,162	$926	$4,236		$7,703	$2,812	$4,891

Average assets	$4,556,825	$4,544,061	$12,764		$4,589,141	$4,615,169	$(26,028)
Average loans	975,982	935,856	40,126		956,431	931,786	24,645
Average deposits	4,427,350	4,336,034	91,316		4,463,109	4,473,779	(10,670)
Average invested capital	214,936	206,219	8,717		208,909	204,161	4,748
Return on average assets	0.45%	0.08%	37	bp	0.34%	0.12%	22	bp
Return on invested capital	9.63%	1.80%	783	bp	7.44%	2.78%	466	bp
Efficiency ratio	72.29%	76.87%	(458)	bp	73.72%	75.24%	(152)	bp
Net charge-offs (annualized) to average loans	0.01%	0.40%	(39)	bp	(0.01)%	0.31%	(32)	bp

	June 30, 2014	June 30, 2013	Increase (Decrease)
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$14,124,496	$11,580,842	$2,543,654
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	3,103,877	1,947,821	1,156,056
Non-managed trust assets in custody	15,488,275	14,751,551	736,724
Total fiduciary assets	32,716,648	28,280,214	4,436,434
Assets held in safekeeping	23,233,467	21,824,166	1,409,301
Brokerage accounts under BOKF administration	5,273,814	4,586,789	687,025
Assets under management or in custody	$61,223,929	$54,691,169	$6,532,760

Net interest revenue for the second quarter of 2014 was down $1.1 million or 10% compared to the second quarter of 2013. Average deposit balances were up $91 million or 2% over the second quarter of 2013. However, yields on funds sold to the Funds Management unit were down compared to the prior year. Non-interest bearing demand deposits increased $80 million and interest-bearing transaction account balances increased $53 million. Higher-costing time deposit balances decreased $47 million. Average loan balances were up $40 million or 4% over the prior year. The benefit of this growth was partially offset by lower yields. Net loans charged off decreased $912 thousand compared to the second quarter of 2013 to $19 thousand or 0.01% of average loans on an annualized basis.

Fees and commissions revenue was up $10.6 million or 19% over the second quarter of 2013. Brokerage and trading revenue increased $5.9 million or 20%. Securities trading revenue increased $4.4 million or 31% over the prior year. The second quarter of 2013 included a negative mark-to-market of municipal and U.S. government agency securities due to an increase in interest rates. Retail brokerage grew by $1.2 million or 13% and investment banking revenue was up $1.2 million or 28%. This growth was partially offset by a $817 thousand decrease in customer hedging revenue primarily related to a decrease in hedging activity by mortgage banking customers. Mortgage pipelines being hedged by these customers were at historic highs in the second quarter of 2013. Fiduciary and asset management revenue grew by $4.8 million or 19%. The acquisition of MBM Advisors in the second quarter of 2014 and GTRUST Financial Corporation in the first quarter of 2014 added approximately $1.8 million in revenue over the prior year. The remaining increase was primarily due to the increase in the fair value of assets managed.

Other operating revenue includes fees earned from state and municipal bond and corporate debt underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the second quarter of 2014, the Wealth Management division participated in 108 state and municipal bond underwritings that totaled $1.9 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $604 million of these underwritings. The Wealth Management division also participated in seven corporate debt underwritings that totaled $6.4 billion. In the second quarter of 2013, the Wealth Management division participated in 159 state and municipal bond underwritings that totaled approximately $2.2 billion. Our interest in these underwritings totaled approximately $1.1 billion. The Wealth Management division also participated in six corporate debt underwritings that totaled $1.7 billion.

Operating expenses increased $3.7 million or 7% over the second quarter of 2013. Personnel expenses increased $1.9 million, including a $1.5 million increase in regular compensation and a $363 thousand increase in employee benefits primarily related to investments in Wealth Management talent, including the GTRUST and MBM acquisitions. Incentive compensation expense was largely unchanged compared to the second quarter of 2013. Non-personnel expense increased $1.9 million, primarily related to increased professional fees and services, data processing and communications fees, net occupancy and equipment and amortization of identifiable intangible assets from the acquisitions of MBM Advisors and GTRUST Financial Corporation. Corporate expense allocations decreased $631 thousand compared to the prior year.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of June 30, 2014, December 31, 2013 and June 30, 2013.

At June 30, 2014, the carrying value of investment (held-to-maturity) securities was $650 million and the fair value was $671 million. Investment securities consist primarily of long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $80 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $9.6 billion at June 30, 2014, a decrease of $305 million from March 31, 2014. The decrease was primarily in U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At June 30, 2014, residential mortgage-backed securities represented 77% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at June 30, 2014 is 3.1 years. Management estimates the duration extends to 3.4 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 3.0 years assuming a 50 basis point decline in the current rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At June 30, 2014, approximately $7.2 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $7.3 billion at June 30, 2014.

We also hold amortized cost of $169 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $11 million from March 31, 2014. The decrease was due to the sale of $3.6 million in amortized cost during the second quarter and cash payments received. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $179 million at June 30, 2014.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $98 million of Jumbo-A residential mortgage loans and $71 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage-backed securities held that were originated in 2007 and 2006. The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 9.5% and has been fully absorbed as of June 30, 2014. The Jumbo-A residential mortgage-backed securities had original credit enhancement of 9.7% and the current level is 3.3%. Approximately 91% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 30% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $55 million at June 30, 2014, compared to $102 million at March 31, 2014. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings in the second quarter of 2014.

Certain residential mortgage-backed securities issued by U.S. government agencies and included in fair value option securities on the Consolidated Balance Sheets have been segregated and designated as economic hedges of changes in the fair value of our mortgage servicing rights. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights and related derivative contracts.

BOK Financial is required to hold stock as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). These restricted equity securities are carried at cost as these securities do not have a readily determined fair value because the ownership of these shares are restricted and they lack a market. Federal Reserve Bank stock totaled $34 million and holdings of FHLB stock totaled $57 million at June 30, 2014.
Bank-Owned Life Insurance

We have approximately $289 million of bank-owned life insurance at June 30, 2014. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $257 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At June 30, 2014, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $273 million. As the underlying fair value of the investments held in a separate account at June 30, 2014 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $32 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $13.4 billion at June 30, 2014, an increase of $349 million over March 31, 2014. Outstanding commercial loans grew by $316 million over March 31, 2014, largely due to growth in services, wholesale/retail and energy sector loans. Commercial real estate loan balances were up $24 million primarily related to growth in loans secured by industrial facilities, multifamily residential properties and other commercial real estate loans, partially offset by a decrease in loans secured by office buildings. Residential mortgage loans decreased $10 million and consumer loans increased $20 million compared to March 31, 2014.

Table 10 -- Loans
(In thousands)

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Commercial:
Energy	$2,419,788	$2,344,072	$2,351,760	$2,311,991	$2,384,746
Services	2,377,065	2,232,471	2,282,210	2,148,551	2,204,253
Wholesale/retail	1,318,151	1,225,990	1,201,364	1,181,806	1,175,543
Manufacturing	452,866	444,215	391,751	382,460	386,133
Healthcare	1,394,156	1,396,562	1,274,246	1,160,212	1,118,810
Other commercial and industrial	405,635	408,396	441,890	386,055	438,635
Total commercial	8,367,661	8,051,706	7,943,221	7,571,075	7,708,120

Commercial real estate:
Residential construction and land development	184,779	184,820	206,258	216,456	225,654
Retail	642,110	640,506	586,047	556,918	553,412
Office	394,217	436,264	411,499	422,043	459,558
Multifamily	677,403	662,674	576,502	520,454	500,452
Industrial	342,080	305,207	243,877	245,022	253,990
Other commercial real estate	414,389	401,936	391,170	388,336	324,030
Total commercial real estate	2,654,978	2,631,407	2,415,353	2,349,229	2,317,096

Residential mortgage:
Permanent mortgage	1,020,928	1,033,572	1,062,744	1,078,661	1,095,871
Permanent mortgages guaranteed by U.S. government agencies	188,087	184,822	181,598	163,919	156,887
Home equity	799,200	800,281	807,684	792,185	787,027
Total residential mortgage	2,008,215	2,018,675	2,052,026	2,034,765	2,039,785

Consumer	396,004	376,066	381,664	395,031	375,781

Total	$13,426,858	$13,077,854	$12,792,264	$12,350,100	$12,440,782
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

Commercial loans totaled $8.4 billion or 62% of the loan portfolio at June 30, 2014, an increase of $316 million over March 31, 2014. Service sector grew by $145 million over the prior quarter. Wholesale/retail sector loans were up $92 million and energy loans grew by $76 million.

Table 11 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location. The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 34% concentrated in the Texas market and 24% concentrated in the Oklahoma market. The Other category is primarily composed of two states, California and Louisiana, which represent $163 million or 2% of the commercial loan portfolio and $141 million or 2% of the commercial loan portfolio, respectively, at June 30, 2014. All other states individually represent one percent or less of total commercial loans.

Table 11 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$569,010	$1,117,291	$29,416	$7,581	$338,893	$16,768	$61,928	$278,901	$2,419,788
Services	576,973	796,295	211,429	17,300	201,965	169,285	121,494	282,324	2,377,065
Wholesale/retail	426,677	487,684	34,625	58,329	59,321	45,114	56,512	149,889	1,318,151
Manufacturing	123,986	117,281	6,827	7,057	12,110	44,568	59,813	81,224	452,866
Healthcare	265,848	225,568	112,183	81,478	110,058	85,247	202,936	310,838	1,394,156
Other commercial and industrial	78,882	84,001	12,507	17,292	32,227	3,272	61,774	115,680	405,635
Total commercial loans	$2,041,376	$2,828,120	$406,987	$189,037	$754,574	$364,254	$564,457	$1,218,856	$8,367,661

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

Outstanding energy loans totaled $2.4 billion or 18% of total loans at June 30, 2014. Unfunded energy loan commitments increased by $171 million to $2.8 billion at June 30, 2014. Approximately $2.1 billion of energy loans were to oil and gas producers, up $35 million over March 31, 2014. Approximately 59% of the committed production loans are secured by properties primarily producing oil and 41% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers that provide services to the energy industry increased $50 million to $128 million at June 30, 2014. Loans to borrowers engaged in wholesale or retail energy sales decreased $22 million from March 31, 2014 to $73 million. Loans to midstream oil and gas companies totaled $67 million at June 30, 2014, a decrease of $13 million from March 31, 2014. Loans to borrowers that manufacture equipment primarily for the energy industry totaled $19 million, down $2.6 million compared to the prior quarter.

The services sector of the loan portfolio totaled $2.4 billion or 18% of total loans and consists of a large number of loans to a variety of businesses, including gaming, governmental, utilities, not-for-profit entities and insurance. Service sector loans grew by $145 million over March 31, 2014. Approximately $1.2 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At June 30, 2014, the outstanding principal balance of these loans totaled $2.7 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 15% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 33% and 17% of the total commercial real estate portfolio at June 30, 2014, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $2.7 billion or 20% of the loan portfolio at June 30, 2014. The outstanding balance of commercial real estate loans increased $24 million during the second quarter of 2014. Loans secured by industrial facilities increased $37 million. Loans secured by multifamily residential properties grew by $15 million and other commercial real estate loans increased $12 million over March 31, 2014. These increases were partially offset by a $42 million decrease in loans secured by office buildings. Residential construction and land development and loans secured by retail facilities were largely unchanged compared to March 31, 2014. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 22% over the past five years. The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 12.

Table 12 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential construction and land development	$53,980	$37,029	$32,938	$11,522	$40,654	$4,935	$3,023	$698	$184,779
Retail	103,017	209,212	66,734	10,177	26,800	57,534	26,637	141,999	642,110
Office	74,059	181,749	33,354	5,152	33,398	35,980	12,392	18,133	394,217
Multifamily	95,395	253,359	44,791	23,684	68,013	41,229	71,060	79,872	677,403
Industrial	49,955	101,195	33,898	634	6,817	8,820	42,110	98,651	342,080
Other real estate	76,707	103,271	48,489	15,438	33,320	48,227	24,138	64,799	414,389
Total commercial real estate loans	$453,113	$885,815	$260,204	$66,607	$209,002	$196,725	$179,360	$404,152	$2,654,978

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

Residential mortgage loans totaled $2.0 billion, a $10 million decrease compared to March 31, 2014. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 98% of our residential mortgage loan portfolio is located within our geographical footprint.

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

At June 30, 2014, $188 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $3.3 million over March 31, 2014.

Home equity loans totaled $799 million at June 30, 2014, a decrease of $1.1 million compared to March 31, 2014. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at June 30, 2014 by lien position and amortizing status follows in Table 13.

Table 13 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$38,511	$516,657	$555,168
Junior lien	65,804	178,228	244,032
Total home equity	$104,315	$694,885	$799,200

The distribution of residential mortgage and consumer loans at June 30, 2014 is as follows in Table 14. Residential mortgage loans are distributed by collateral location. Consumer loans are generally distributed by borrower location.

Table 14 -- Residential Mortgage and Consumer Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$222,329	$385,863	$42,455	$19,847	$167,388	$98,852	$58,469	$25,725	$1,020,928
Permanent mortgages guaranteed by U.S. government agencies	61,077	21,091	65,722	6,929	9,866	2,876	14,244	6,282	188,087
Home equity	477,277	139,177	126,688	4,579	32,750	9,948	8,158	623	799,200
Total residential mortgage	$760,683	$546,131	$234,865	$31,355	$210,004	$111,676	$80,871	$32,630	$2,008,215

Consumer	$191,127	$145,878	$12,442	$1,789	$23,321	$8,676	$10,759	$2,012	$396,004

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 15 -- Loans Managed by Primary Geographical Market
(In thousands)

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Bank of Oklahoma:
Commercial	$3,101,513	$2,782,997	$2,902,140	$2,801,979	$2,993,247
Commercial real estate	598,790	593,282	602,010	564,141	569,780
Residential mortgage	1,490,171	1,505,702	1,524,212	1,497,027	1,503,457
Consumer	187,914	179,733	192,283	207,360	211,744
Total Bank of Oklahoma	5,378,388	5,061,714	5,220,645	5,070,507	5,278,228

Bank of Texas:
Commercial	3,107,808	3,161,203	3,052,274	2,858,970	2,849,888
Commercial real estate	995,182	969,804	816,574	853,857	813,659
Residential mortgage	251,290	256,332	260,544	263,945	263,916
Consumer	147,322	136,782	131,297	129,144	105,390
Total Bank of Texas	4,501,602	4,524,121	4,260,689	4,105,916	4,032,853

Bank of Albuquerque:
Commercial	381,843	351,454	342,336	325,542	296,036
Commercial real estate	309,421	305,080	308,829	306,914	314,871
Residential mortgage	137,110	131,932	133,900	131,756	133,058
Consumer	12,346	12,972	13,842	14,583	14,364
Total Bank of Albuquerque	840,720	801,438	798,907	778,795	758,329

Bank of Arkansas:
Commercial	71,859	73,804	81,556	73,063	61,414
Commercial real estate	85,633	81,181	78,264	84,364	85,546
Residential mortgage	8,334	7,898	7,922	10,466	10,691
Consumer	6,323	6,881	8,023	9,426	11,819
Total Bank of Arkansas	172,149	169,764	175,765	177,319	169,470

Colorado State Bank & Trust:
Commercial	856,323	825,315	735,626	748,331	786,262
Commercial real estate	200,995	213,850	190,355	158,320	146,137
Residential mortgage	60,360	57,345	62,821	66,475	62,490
Consumer	23,330	22,095	22,686	22,592	23,148
Total Colorado State Bank & Trust	1,141,008	1,118,605	1,011,488	995,718	1,018,037

Bank of Arizona:
Commercial	446,814	453,799	417,702	379,817	355,698
Commercial real estate	292,799	301,266	257,477	250,129	258,938
Residential mortgage	41,059	42,899	47,111	49,109	51,774
Consumer	7,821	7,145	7,887	7,059	4,947
Total Bank of Arizona	788,493	805,109	730,177	686,114	671,357

Bank of Kansas City:
Commercial	401,501	403,134	411,587	383,373	365,575
Commercial real estate	172,158	166,944	161,844	131,504	128,165
Residential mortgage	19,891	16,567	15,516	15,987	14,399
Consumer	10,948	10,458	5,646	4,867	4,369
Total Bank of Kansas City	604,498	597,103	594,593	535,731	512,508

Total BOK Financial loans	$13,426,858	$13,077,854	$12,792,264	$12,350,100	$12,440,782

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $7.5 billion and standby letters of credit which totaled $469 million at June 30, 2014. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $624 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at June 30, 2014.

As more fully described in Note 6 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At June 30, 2014, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $181 million, down from $187 million at March 31, 2014. Substantially all of these loans are to borrowers in our primary markets including $125 million to borrowers in Oklahoma, $20 million to borrowers in Arkansas, $13 million to borrowers in New Mexico and $10 million to borrowers in the Kansas/Missouri market.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 6 to the Consolidated Financial Statements. For the period from 2010 through the second quarter of 2014 combined, approximately 14% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $6 million at June 30, 2014 and $8 million at March 31, 2014.

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

Derivative contracts are carried at fair value. At June 30, 2014, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $359 million compared to $222 million at March 31, 2014. Derivative contracts carried as assets included to-be-announced residential mortgage-backed securities sold to our mortgage banking customers considered interest rate derivative contracts. At June 30, 2014, the fair value of our derivative contracts included $81 million related to these to-be-announced residential mortgage-backed securities, $40 million for interest rate swaps, $45 million for energy contracts, and $175 million for foreign exchange contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $355 million at June 30, 2014 and $217 million at March 31, 2014.

At June 30, 2014, total derivative assets were reduced by $1.7 million of cash collateral received from counterparties and total derivative liabilities were reduced by $59 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2014 follows in Table 16.

Table 16 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$183,267
Banks and other financial institutions	174,413
Fair value of customer risk management program asset derivative contracts, net	$357,680

At June 30, 2014, our largest derivative exposure was to an internationally active domestic financial institution for equity option contracts which totaled $13 million. At June 30, 2014, our aggregate gross exposure to internationally active domestic financial institutions was approximately $234 million comprised of $220 million of cash and securities positions and $14 million of gross derivative positions. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $6.2 million at June 30, 2014.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $48.57 per barrel of oil would decrease the fair value of derivative assets by $33 million. An increase in prices equivalent to $156.82 per barrel of oil would increase the fair value of derivative assets by $295 million as current prices move away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $21 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2014, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and off-balance sheet credit losses totaled $192 million or 1.43% of outstanding loans and 199% of nonaccruing loans at June 30, 2014. The allowance for loans losses was $191 million and the accrual for off-balance sheet credit losses was $1.3 million. At March 31, 2014, the combined allowance for credit losses was $190 million or 1.45% of outstanding loans and 181% of nonaccruing loans. The allowance for loan losses was $188 million and the accrual for off-balance sheet credit losses was $1.7 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, the Company determined that no provision for credit losses was necessary during the second quarter of 2014. No provision for credit losses was recorded in the first quarter of 2014 or in the second quarter of 2013.

Table 17 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Allowance for loan losses:
Beginning balance	$188,318	$185,396	$194,325	$203,124	$205,965
Loans charged off:
Commercial	(29)	(144)	(145)	(1,354)	(4,538)
Commercial real estate	—	(220)	(176)	(419)	(450)
Residential mortgage	(1,842)	(996)	(956)	(961)	(2,057)
Consumer	(1,651)	(1,488)	(1,836)	(1,974)	(1,507)
Total	(3,522)	(2,848)	(3,113)	(4,708)	(8,552)
Recoveries of loans previously charged off:
Commercial	1,196	1,985	1,291	864	1,940
Commercial real estate	2,621	1,827	3,496	2,073	2,727
Residential mortgage	722	354	354	188	444
Consumer	985	1,194	927	1,284	1,099
Total	5,524	5,360	6,068	4,409	6,210
Net loans recovered (charged off)	2,002	2,512	2,955	(299)	(2,342)
Provision for loan losses	370	410	(11,884)	(8,500)	(499)
Ending balance	$190,690	$188,318	$185,396	$194,325	$203,124
Accrual for off-balance sheet credit losses:
Beginning balance	$1,678	$2,088	$1,604	$1,604	$1,105
Provision for off-balance sheet credit losses	(370)	(410)	484	—	499
Ending balance	$1,308	$1,678	$2,088	$1,604	$1,604
Total combined provision for credit losses	$—	$—	$(11,400)	$(8,500)	$—
Allowance for loan losses to loans outstanding at period-end	1.42%	1.44%	1.45%	1.57%	1.63%
Net charge-offs (annualized) to average loans	(0.06)%	(0.08)%	(0.09)%	0.01%	0.08%
Total provision for credit losses (annualized) to average loans	—%	—%	(0.37)%	(0.27)%	—%
Recoveries to gross charge-offs	156.84%	188.20%	194.92%	93.65%	72.61%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.02%	0.02%	0.03%	0.02%	0.02%
Combined allowance for credit losses to loans outstanding at period-end	1.43%	1.45%	1.47%	1.59%	1.65%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. At June 30, 2014, impaired loans totaled $283 million, including $4.7 million with specific allowances of $3.4 million and $278 million with no specific allowances because the loan balances represent the amounts we expect to recover. At March 31, 2014, impaired loans totaled $288 million, including $5.5 million of impaired loans with specific allowances of $4.2 million and $282 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $160 million at June 30, 2014, compared to $157 million at March 31, 2014. The increase in the general allowance was primarily related to growth in commercial loans during the quarter.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $27 million at June 30, 2014, largely unchanged compared to March 31, 2014. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. Risks related to the European debt crisis and domestic economic risks remain stable compared to the previous quarter.

An allocation of the allowance for loan losses by loan category is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. The potential problem loans totaled $105 million at June 30, 2014, primarily composed of $22 million of energy loans, $21 million of service sector loans, $17 million of residential construction and land development loans and $14 million of loans secured by multifamily residential properties. Potential problem loans totaled $74 million at March 31, 2014.
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

BOK Financial had a net recovery of $2.0 million in the second quarter of 2014 compared to a net recovery of $2.5 million in the first quarter of 2014 and net charge-offs of $2.3 million in the second quarter of 2013. The ratio of net loans charged off to average loans on an annualized basis was (0.06)% for the second quarter of 2014 compared with (0.08)% for the first quarter of 2014 and 0.08% for the second quarter of 2013. The net recovery in the second quarter of 2014 was $510 thousand less than the previous quarter.

Net commercial loans recoveries totaled $1.2 million in the second quarter of 2014 compared to $1.8 million in the first quarter of 2014. Net commercial real estate loan recoveries were $2.6 million in the second quarter and $1.6 million in the first quarter. Residential mortgage net charge-offs were $1.1 million and consumer net charge-offs were $666 thousand for the second quarter. Consumer loan net charge-offs include indirect auto loan and deposit account overdraft losses.

Nonperforming Assets

Table 18 -- Nonperforming Assets
(In thousands)

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Nonaccruing loans:
Commercial	$17,103	$19,047	$16,760	$19,522	$20,869
Commercial real estate	34,472	39,305	40,850	52,502	58,693
Residential mortgage	44,340	45,380	42,320	39,256	40,534
Consumer	765	974	1,219	1,624	2,037
Total nonaccruing loans	96,680	104,706	101,149	112,904	122,133
Accruing renegotiated loans guaranteed by U.S. government agencies	57,818	55,507	54,322	50,099	48,733
Total nonperforming loans	154,498	160,213	155,471	163,003	170,866
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies	49,720	45,638	37,431	37,906	32,155
Other	50,391	49,877	54,841	70,216	77,957
Real estate and other repossessed assets	100,111	95,515	92,272	108,122	110,112
Total nonperforming assets	$254,609	$255,728	$247,743	$271,125	$280,978
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$145,124	$153,011	$155,213	$182,543	$200,007

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$1,619	$1,759	$1,860	$1,953	$2,277
Services	3,669	4,581	4,922	6,927	7,448
Wholesale / retail	5,885	6,854	6,969	7,223	6,700
Manufacturing	3,507	3,565	592	843	876
Healthcare	1,422	1,443	1,586	1,733	2,670
Other commercial and industrial	1,001	845	831	843	898
Total commercial	17,103	19,047	16,760	19,522	20,869

Commercial real estate:
Residential construction and land development	15,146	16,547	17,377	20,784	21,135
Retail	4,199	4,626	4,857	7,914	8,406
Office	3,591	6,301	6,391	6,838	7,828
Multifamily	—	—	7	4,350	6,447
Industrial	631	886	252	—	—
Other commercial real estate	10,905	10,945	11,966	12,616	14,877
Total commercial real estate	34,472	39,305	40,850	52,502	58,693

Residential mortgage:
Permanent mortgage	32,952	36,342	34,279	31,797	32,747
Permanent mortgage guaranteed by U.S. government agencies	1,947	1,572	777	577	83
Home equity	9,441	7,466	7,264	6,882	7,704
Total residential mortgage	44,340	45,380	42,320	39,256	40,534
Consumer	765	974	1,219	1,624	2,037
Total nonaccruing loans	$96,680	$104,706	$101,149	$112,904	$122,133

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Nonaccruing loans as % of outstanding balance for class:
Commercial:
Energy	0.07%	0.08%	0.08%	0.08%	0.10%
Services	0.15%	0.21%	0.22%	0.32%	0.34%
Wholesale / retail	0.45%	0.56%	0.58%	0.61%	0.57%
Manufacturing	0.77%	0.80%	0.15%	0.22%	0.23%
Healthcare	0.10%	0.10%	0.12%	0.15%	0.24%
Other commercial and industrial	0.25%	0.21%	0.19%	0.22%	0.20%
Total commercial	0.20%	0.24%	0.21%	0.26%	0.27%

Commercial real estate:
Residential construction and land development	8.20%	8.95%	8.42%	9.60%	9.37%
Retail	0.65%	0.72%	0.83%	1.42%	1.52%
Office	0.91%	1.44%	1.55%	1.62%	1.70%
Multifamily	—%	—%	—%	0.84%	1.29%
Industrial	0.18%	0.29%	0.10%	—%	—%
Other commercial real estate	2.63%	2.72%	3.06%	3.25%	4.59%
Total commercial real estate	1.30%	1.49%	1.69%	2.23%	2.53%

Residential mortgage:
Permanent mortgage	3.23%	3.52%	3.23%	2.95%	2.99%
Permanent mortgage guaranteed by U.S. government agencies	1.04%	0.85%	0.43%	0.35%	0.05%
Home equity	1.18%	0.93%	0.90%	0.87%	0.98%
Total residential mortgage	2.21%	2.25%	2.06%	1.93%	1.99%
Consumer	0.19%	0.26%	0.32%	0.41%	0.54%
Total nonaccruing loans	0.72%	0.80%	0.79%	0.91%	0.98%

Ratios:
Allowance for loan losses to nonaccruing loans	197.24%	179.86%	183.29%	172.12%	166.31%
Nonaccruing loans to period-end loans	0.72%	0.80%	0.79%	0.91%	0.98%
Accruing loans 90 days or more past due[1]	$67	$1,991	$1,415	$188	$2,460

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. Government

Nonperforming assets totaled $255 million or 1.88% of outstanding loans and repossessed assets at June 30, 2014. Nonaccruing loans totaled $97 million, accruing renegotiated residential mortgage loans totaled $58 million and real estate and other repossessed assets totaled $100 million. All accruing renegotiated residential mortgage loans, $1.9 million of nonaccruing loans and $50 million of real estate and other repossessed assets are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $7.9 million during the second quarter. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

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

At June 30, 2014, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. Generally, no unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the three and six ended June 30, 2014 follows in Table 19.

Table 19 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2014
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, March 31, 2014	$104,706	$55,507	$95,515	$255,728
Additions	14,225	14,264	—	28,489
Payments	(12,802)	(727)	—	(13,529)
Charge-offs	(3,522)	—	—	(3,522)
Net gains and write-downs	—	—	617	617
Foreclosure of nonperforming loans	(5,926)	—	5,926	—
Foreclosure of loans guaranteed by U.S. government agencies	—	(1,581)	13,294	11,713
Proceeds from sales	—	(9,593)	(5,919)	(15,512)
Conveyance to U.S. government agencies	—	—	(9,212)	(9,212)
Net transfers to nonaccruing loans	—	—	—	—
Return to accrual status	—	—	—	—
Other, net	(1)	(52)	(110)	(163)
Balance, June 30, 2014	$96,680	$57,818	$100,111	$254,609

	Six Months Ended
	June 30, 2014
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2013	$101,149	$54,322	$92,272	$247,743
Additions	30,445	27,083	—	57,528
Payments	(20,350)	(1,056)	—	(21,406)
Charge-offs	(6,370)	—	—	(6,370)
Net gains and write-downs	—	—	532	532
Foreclosure of nonperforming loans	(8,196)	—	8,196	—
Foreclosure of loans guaranteed by U.S. government agencies	—	(4,770)	30,601	25,831
Proceeds from sales	—	(17,486)	(13,029)	(30,515)
Conveyance to U.S. government agencies	—	—	(18,312)	(18,312)
Net transfers to nonaccruing loans	—	—	—	—
Return to accrual status	—	—	—	—
Other, net	2	(275)	(149)	(422)
Balance, June 30, 2014	$96,680	$57,818	$100,111	$254,609

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During the second quarter of 2014, $13 million of properties guaranteed by U.S. government agencies were foreclosed on and $9.2 million of properties were conveyed to the applicable U.S. government agencies.

Nonaccruing loans totaled $97 million or 0.72% of outstanding loans at June 30, 2014 and $105 million or 0.80% of outstanding loans at March 31, 2014. Nonaccruing loans decreased $8.0 million compared to March 31, 2014. Newly identified nonaccruing loans totaled $14 million for the second quarter of 2014, were offset by $13 million of payments, $5.9 million of foreclosures and $3.5 million of charge-offs.
Commercial

Nonaccruing commercial loans totaled $17 million or 0.20% of total commercial loans at June 30, 2014, compared to $19 million or 0.24% of total commercial loans at March 31, 2014. Nonaccruing commercial loans decreased $1.9 million in the second quarter of 2014. Newly identified nonaccruing commercial loans of $907 thousand were offset by $1.9 million in payments, $913 thousand of foreclosures and $29 thousand of charge-offs during the second quarter.

Nonaccruing commercial loans at June 30, 2014 were primarily composed of $5.9 million or 0.45% of total wholesale/retail sector loans, $3.7 million or 0.15% of total services sector loans and $3.5 million or 0.77% of total manufacturing sector loans. Over half of the balance of nonaccruing wholesale/retail sector loans was comprised of a single customer in the New Mexico market.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $34 million or 1.30% of outstanding commercial real estate loans at June 30, 2014 compared to $39 million or 1.49% of outstanding commercial real estate loans at March 31, 2014. Newly identified nonaccruing commercial real estate loans totaled $2.4 million were offset by $5.7 million of cash payments received and $1.5 million of foreclosures.

Nonaccruing commercial real estate loans continue to be largely concentrated in residential construction and land development loans, totaling $15 million or 8.20% of residential construction and land development loans. Other commercial real estate loans totaled $11 million or 2.63% of other commercial real estate loans.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $44 million or 2.21% of outstanding residential mortgage loans at June 30, 2014, compared to $45 million or 2.25% of outstanding residential mortgage loans at March 31, 2014. Newly identified nonaccruing residential mortgage loans totaled $9.0 million, offset by $5.0 million of payments, $3.3 million of foreclosures and $1.8 million of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $33 million or 3.23% of outstanding non-guaranteed permanent residential mortgage loans at June 30, 2014. Nonaccruing home equity loans totaled $9.4 million or 1.18% of total home equity loans.

Payments of accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 20. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due increased $2.6 million in the second quarter to $11.9 million at June 30, 2014. Consumer loans past due 30 to 89 days increased $419 thousand over March 31, 2014.

Table 20 -- Residential Mortgage and Consumer Loans Past Due
(In thousands)

	June 30, 2014		March 31, 2014
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$10,079	$12	$5,732
Home equity	41	1,855	25	3,556
Total residential mortgage	$41	$11,934	37	$9,288

Consumer	$1	$992	$1	$573

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $100 million at June 30, 2014, an increase of $4.6 million over March 31, 2014. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 21 following.

Table 21 -- Real Estate and Other Repossessed Assets by Collateral Location
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties guaranteed by U.S. government agencies	$15,307	$2,252	$1,549	$1,511	$24,492	$458	$3,655	$496	$49,720
Developed commercial real estate properties	2,287	242	2,657	796	4,076	1,438	—	5,073	16,569
1-4 family residential properties	4,674	2,359	161	965	1,804	4,782	551	288	15,584
Undeveloped land	272	2,524	2,635	57	—	5,186	1,114	—	11,788
Residential land development properties	164	30	1,483	1,275	—	3,161	4	—	6,117
Multifamily residential properties	—	—	—	—	—	—	—	—	—
Other	—	9	—	—	—	324	—	—	333
Total real estate and other repossessed assets	$22,704	$7,416	$8,485	$4,604	$30,372	$15,349	$5,324	$5,857	$100,111

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital
Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the second quarter of 2014, approximately 75% of our funding was provided by deposit accounts, 10% from borrowed funds, 1% from long-term subordinated debt and 12% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the second quarter of 2014 totaled $20.5 billion and represented approximately 75% of total liabilities and capital compared with $20.2 billion and 74% of total liabilities and capital for the first quarter of 2014. Average deposits increased $262 million over the first quarter of 2014. Average demand deposit balances increased $342 million over the first quarter. Average interest-bearing transaction deposit accounts decreased $50 million and and average time deposits decreased $50 million.

Average Commercial Banking deposit balances increased $276 million over the first quarter of 2014. Balances related to commercial & industrial customers increased $194 million, balances related to our treasury services customers increased $93 million. Balances related to energy customers decreased $87 million compared to the first quarter of 2014. Healthcare customer balances increased $30 million, commercial real estate customer balances increased $24 million and small business customer balances increased $24 million. Commercial customers continue to retain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. These deposit account balances may decline due to future changes in economic conditions.

Average Consumer Banking deposit balances increased $50 million. Demand deposit balances grew by $49 million, interest-bearing transaction deposits were up $21 million and savings account balances were up $17 million. This growth was partially offset by a $36 million decrease in time deposits. Average Wealth Management deposits decreased $72 million compared to the first quarter of 2014 primarily due to a $165 million decrease in interest-bearing transaction deposit account balances, partially offset by a $96 million increase in demand deposit balances.

Brokered deposits included in time deposits averaged $201 million for the second quarter of 2014, an increase of $6.6 million over the first quarter of 2014. Average interest-bearing transaction accounts for the second quarter include $259 million of brokered deposits, an increase of $44 million over the first quarter of 2014.

The distribution of our period end deposit account balances among principal markets follows in Table 22.

Table 22 -- Period End Deposits by Principal Market Area
(In thousands)

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Bank of Oklahoma:
Demand	$3,785,922	$3,476,876	$3,432,940	$3,442,831	$3,552,328
Interest-bearing:
Transaction	5,997,474	6,148,712	6,318,045	5,565,462	5,644,959
Savings	210,330	211,770	191,880	189,186	185,345
Time	1,195,586	1,209,002	1,214,507	1,197,617	1,179,869
Total interest-bearing	7,403,390	7,569,484	7,724,432	6,952,265	7,010,173
Total Bank of Oklahoma	11,189,312	11,046,360	11,157,372	10,395,096	10,562,501

Bank of Texas:
Demand	2,617,194	2,513,729	2,481,603	2,498,668	2,299,632
Interest-bearing:
Transaction	1,957,236	1,967,107	1,966,580	1,853,586	1,931,758
Savings	67,012	70,890	64,632	63,368	63,745
Time	606,248	621,925	638,465	667,873	692,888
Total interest-bearing	2,630,496	2,659,922	2,669,677	2,584,827	2,688,391
Total Bank of Texas	5,247,690	5,173,651	5,151,280	5,083,495	4,988,023

Bank of Albuquerque:
Demand	515,554	524,191	502,395	491,894	455,580
Interest-bearing:
Transaction	489,378	516,734	529,140	541,565	525,481
Savings	36,442	37,481	33,944	34,003	34,096
Time	309,540	320,352	327,281	334,946	346,506
Total interest-bearing	835,360	874,567	890,365	910,514	906,083
Total Bank of Albuquerque	1,350,914	1,398,758	1,392,760	1,402,408	1,361,663

Bank of Arkansas:
Demand	44,471	40,026	38,566	33,378	31,778
Interest-bearing:
Transaction	205,216	212,144	144,018	205,891	187,223
Savings	2,287	2,264	1,986	1,919	1,974
Time	41,155	32,312	32,949	35,184	37,272
Total interest-bearing	248,658	246,720	178,953	242,994	226,469
Total Bank of Arkansas	293,129	286,746	217,519	276,372	258,247

Colorado State Bank & Trust:
Demand	396,185	399,820	409,942	375,060	367,407
Interest-bearing:
Transaction	566,320	536,438	541,675	536,734	519,584
Savings	29,234	28,973	26,880	27,782	27,948
Time	385,252	399,948	407,088	424,225	451,168
Total interest-bearing	980,806	965,359	975,643	988,741	998,700
Total Colorado State Bank & Trust	1,376,991	1,365,179	1,385,585	1,363,801	1,366,107

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Bank of Arizona:
Demand	293,836	265,149	204,092	188,365	186,382
Interest-bearing:
Transaction	379,170	409,200	364,736	339,158	376,305
Savings	2,813	2,711	2,432	2,511	2,238
Time	37,666	37,989	34,391	36,285	35,490
Total interest-bearing	419,649	449,900	401,559	377,954	414,033
Total Bank of Arizona	713,485	715,049	605,651	566,319	600,415

Bank of Kansas City:
Demand	254,843	252,496	246,739	301,780	252,216
Interest-bearing:
Transaction	103,610	109,321	69,857	77,414	81,250
Savings	1,511	1,507	1,252	1,080	1,029
Time	40,379	40,646	41,312	23,890	24,779
Total interest-bearing	145,500	151,474	112,421	102,384	107,058
Total Bank of Kansas City	400,343	403,970	359,160	404,164	359,274
Total BOK Financial deposits	$20,571,864	$20,389,713	$20,269,327	$19,491,655	$19,496,230

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of federal funds purchased totaled $337 million at June 30, 2014. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.3 billion during the quarter, up from $1.0 billion during the first quarter of 2014.

At June 30, 2014, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $8.1 billion.

A summary of other borrowings by the subsidiary bank follows in Table 23.

Table 23 -- Borrowed Funds
(In thousands)

		Three Months Ended				Three Months Ended
		June 30, 2014				March 31, 2014
	June 30, 2014	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	March 31, 2014	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Subsidiary Bank:
Funds purchased	$705,573	$574,926	0.07%	$709,072	$1,166,178	$1,021,755	0.06%	$1,548,676
Repurchase agreements	1,072,375	914,892	0.08%	1,072,375	777,108	773,127	0.08%	800,802
Other borrowings:
Federal Home Loan Bank advances	1,200,000	1,264,533	0.23%	1,400,000	1,002,500	1,005,370	0.20%	1,005,650
GNMA repurchase liability	15,193	13,991	5.24%	16,515	12,834	17,082	5.37%	17,721
Other	16,469	16,408	5.02%	16,227	16,359	16,295	3.29%	16,159
Total other borrowings	1,231,662	1,294,932	0.40%		1,031,693	1,038,747	0.40%
Subordinated debentures	347,890	347,868	2.52%	347,890	347,846	347,824	2.52%	347,846
Total Subsidiary Bank	3,357,500	3,132,618	0.48%		3,322,825	3,181,453	0.45%

Total Borrowed Funds	$3,357,500	$3,132,618	0.48%		$3,322,825	$3,181,453	0.45%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At June 30, 2014, $227 million of this subordinated debt remains outstanding.
In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support assets growth. At June 30, 2014, $122 million of this subordinated debt remains outstanding.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2014, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $238 million of dividends without regulatory approval. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.00% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 5, 2015. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at June 30, 2014 and the Company met all of the covenants.

Our equity capital at June 30, 2014 was $3.2 billion, an increase of $103 million over March 31, 2014. Net income less cash dividends paid increased equity $48 million during the second quarter of 2014 and accumulated other comprehensive income increased $43 million primarily related to the change in unrealized gains on available for sale securities. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of June 30, 2014, the Company has repurchased 39,496 shares for $2.1 million under this program. No shares were repurchased in the second quarter of 2014.

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

Table 24 -- Capital Ratios

	Well Capitalized Minimums	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Average total equity to average assets	—	11.56%	11.40%	11.27%	10.88%	10.95%
Tangible common equity ratio	—	10.20%	10.06%	9.90%	9.73%	9.38%
Tier 1 common equity ratio	—	13.46%	13.59%	13.59%	13.33%	13.19%
Risk-based capital:
Tier 1 capital	6.00%	13.63%	13.77%	13.77%	13.51%	13.37%
Total capital	10.00%	15.38%	15.55%	15.56%	15.35%	15.28%
Leverage	5.00%	10.26%	10.17%	10.05%	9.80%	9.43%
In July 2013, banking regulators issued the final rule revising regulatory capital rules for substantially all U.S. banking organizations. The new capital rule will be effective for BOK Financial on January 1, 2015 and components of the rule will phase in through January 1, 2019. The new capital rule establishes a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus capital conservation buffer. The Company expects to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital, consistent with the treatment under current capital rules. BOK Financial's Tier 1 common equity ratio based on the existing Basel I standards was 13.46% as of June 30, 2014. Based on our interpretation of the new capital rule, our estimated Tier 1 common equity ratio on a fully phased-in basis would be 12.35%, nearly 535 basis points above the 7% regulatory threshold.

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

In accordance with the Dodd-Frank Act, the Federal Reserve must publish regulations that require bank holding companies with $10 billion to $50 billion in assets to perform annual capital stress tests. The requirements for annual capital stress tests became effective for the Company in the fourth quarter of 2013. Existing regulations indicate that results will be made public in June of 2015. The resulting capital stress test process may place constraints on capital distributions or increases in required regulatory capital under certain circumstances.

Table 25 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 25 -- Non-GAAP Measure
(Dollars in thousands)

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Tangible common equity ratio:
Total shareholders' equity	$3,212,517	$3,109,925	$3,020,049	$2,991,244	$2,957,637
Less: Goodwill and intangible assets, net	414,356	396,131	384,323	385,166	386,001
Tangible common equity	2,798,161	2,713,794	2,635,726	2,606,078	2,571,636
Total assets	27,843,770	27,364,714	27,015,432	27,166,367	27,808,200
Less: Goodwill and intangible assets, net	414,356	396,131	384,323	385,166	386,001
Tangible assets	$27,429,414	$26,968,583	$26,631,109	$26,781,201	$27,422,199
Tangible common equity ratio	10.20%	10.06%	9.90%	9.73%	9.38%

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

Table 26 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	2014	2013	2014	2013
Anticipated impact over the next twelve months on net interest revenue	$(8,161)	$(16,219)	$(15,479)	$(13,330)
	(1.18)%	(2.27)%	(2.23)%	(1.87)%
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

Management uses a Value at Risk ("VaR") methodology to measure market risk due to changes in interest rates inherent in its trading activities. VaR is calculated based upon historical simulations over the past five years using a variance/covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VaR to $7.3 million. There were no instances of VaR being exceeded during the three months ended June 30, 2014 and 2013. At June 30, 2014, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VaR amounts for three months ended June 30, 2014 and June 30, 2013 are as follows in Table 27.

Table 27 -- Value at Risk (VaR)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average	$2,099	$3,378	$1,817	$3,471
High	3,433	5,826	3,731	5,826
Low	1,231	1,893	984	1,893

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2014	2013	2014	2013
Loans	$125,493	$124,297	$247,964	$249,410
Residential mortgage loans held for sale	2,523	2,294	4,113	4,086
Trading securities	408	621	819	1,099
Taxable securities	3,195	3,604	6,477	7,402
Tax-exempt securities	1,471	1,150	2,975	2,178
Total investment securities	4,666	4,754	9,452	9,580
Taxable securities	46,458	51,360	93,713	106,367
Tax-exempt securities	631	687	1,125	1,291
Total available for sale securities	47,089	52,047	94,838	107,658
Fair value option securities	794	1,024	1,645	2,201
Restricted equity securities	1,275	1,462	2,272	2,327
Interest-bearing cash and cash equivalents	383	278	648	462
Total interest revenue	182,631	186,777	361,751	376,823
Interest expense
Deposits	12,777	13,909	25,763	28,790
Borrowed funds	1,568	1,776	2,902	3,330
Subordinated debentures	2,189	2,200	4,347	4,359
Total interest expense	16,534	17,885	33,012	36,479
Net interest revenue	166,097	168,892	328,739	340,344
Provision for credit losses	—	—	—	(8,000)
Net interest revenue after provision for credit losses	166,097	168,892	328,739	348,344
Other operating revenue
Brokerage and trading revenue	39,056	32,874	68,572	64,625
Transaction card revenue	31,510	29,942	60,644	57,633
Fiduciary and asset management revenue	29,543	24,803	55,265	47,116
Deposit service charges and fees	23,133	23,962	45,822	46,928
Mortgage banking revenue	29,330	36,596	52,174	76,572
Bank-owned life insurance	2,274	2,236	4,380	5,462
Other revenue	9,208	8,760	18,060	17,902
Total fees and commissions	164,054	159,173	304,917	316,238
Gain (loss) on assets, net	(52)	(1,666)	(4,316)	(1,199)
Gain (loss) on derivatives, net	831	(2,527)	1,799	(3,468)
Gain (loss) on fair value option securities, net	4,176	(9,156)	6,836	(12,327)
Change in fair value of mortgage servicing rights	(6,444)	14,315	(10,905)	16,973
Gain on available for sale securities, net	4	3,753	1,244	8,608
Total other-than-temporary impairment losses	—	(1,138)	—	(1,138)
Portion of loss recognized in (reclassified from) other comprehensive income	—	586	—	339
Net impairment losses recognized in earnings	—	(552)	—	(799)
Total other operating revenue	162,569	163,340	299,575	324,026
Other operating expense
Personnel	123,714	128,110	228,147	253,765
Business promotion	7,150	5,770	12,991	11,223
Charitable contributions to BOKF Foundation	—	—	2,420	—
Professional fees and services	11,054	8,381	18,619	15,366
Net occupancy and equipment	18,789	16,909	35,685	33,390
Insurance	4,467	4,044	9,008	7,789
Data processing and communications	29,071	26,734	56,206	52,184
Printing, postage and supplies	3,429	3,580	6,970	7,254
Net losses and operating expenses of repossessed assets	1,118	282	2,550	1,528
Amortization of intangible assets	949	875	1,765	1,751
Mortgage banking costs	7,960	7,910	11,594	15,264
Other expense	7,006	8,326	13,856	15,390
Total other operating expense	214,707	210,921	399,811	414,904
Net income before taxes	113,959	121,311	228,503	257,466
Federal and state income taxes	37,230	41,423	74,731	88,519
Net income	76,729	79,888	153,772	168,947
Net income attributable to non-controlling interest	834	(43)	1,287	1,052
Net income attributable to BOK Financial Corporation shareholders	$75,895	$79,931	$152,485	$167,895
Earnings per share:
Basic	$1.10	$1.16	$2.21	$2.45
Diluted	$1.10	$1.16	$2.20	$2.44
Average shares used in computation:
Basic	68,359,945	67,993,822	68,318,689	67,904,599
Diluted	68,511,378	68,212,497	68,475,802	68,126,751
Dividends declared per share	$0.40	$0.38	$0.80	$0.76
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$76,729	$79,888	$153,772	$168,947
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	70,038	(183,186)	124,651	(204,545)
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(333)	(873)	(736)	(2,021)
Interest expense, Subordinated debentures	71	72	154	124
Net impairment losses recognized in earnings	—	552	—	799
Gain on available for sale securities, net	(4)	(3,753)	(1,244)	(8,608)
Other comprehensive income (loss) before income taxes	69,772	(187,188)	122,825	(214,251)
Federal and state income taxes	(27,151)	72,819	(47,786)	83,345
Other comprehensive income (loss), net of income taxes	42,621	(114,369)	75,039	(130,906)
Comprehensive income (loss)	119,350	(34,481)	228,811	38,041
Comprehensive income (loss) attributable to non-controlling interests	834	(43)	1,287	1,052
Comprehensive income (loss) attributable to BOK Financial Corp. shareholders	$118,516	$(34,438)	$227,524	$36,989

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2014	Dec 31, 2013	June 30, 2013
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$615,479	$512,931	$507,551
Interest-bearing cash and cash equivalents	732,395	574,282	570,836
Trading securities	101,097	91,616	190,591
Investment securities (fair value: June 30, 2014 – $670,811; December 31, 2013 – $687,127 ; June 30, 2013 – $625,705)	649,937	677,878	615,790
Available for sale securities	9,699,146	10,147,162	10,698,074
Fair value option securities	185,674	167,125	205,756
Restricted equity securities	91,213	85,240	157,847
Residential mortgage loans held for sale	325,875	200,546	301,057
Loans	13,426,858	12,792,264	12,440,782
Allowance for loan losses	(190,690)	(185,396)	(203,124)
Loans, net of allowance	13,236,168	12,606,868	12,237,658
Premises and equipment, net	280,286	277,849	271,191
Receivables	115,991	117,126	136,605
Goodwill	377,780	359,759	359,759
Intangible assets, net	36,576	24,564	26,242
Mortgage servicing rights	155,740	153,333	132,889
Real estate and other repossessed assets, net of allowance (June 30, 2014 – $22,530; December 31, 2013 – $24,195; June 30, 2013 – $26,857)	100,111	92,272	110,112
Derivative contracts	357,680	265,012	546,206
Cash surrender value of bank-owned life insurance	289,231	284,801	280,047
Receivable on unsettled securities sales	14,025	17,174	182,147
Other assets	479,366	359,894	277,842
Total assets	$27,843,770	$27,015,432	$27,808,200

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$7,908,005	$7,316,277	$7,145,323
Interest-bearing deposits:
Transaction	9,698,404	9,934,051	9,266,560
Savings	349,629	323,006	316,375
Time	2,615,826	2,695,993	2,767,972
Total deposits	20,571,864	20,269,327	19,496,230
Funds purchased	705,573	868,081	747,165
Repurchase agreements	1,072,375	813,454	845,106
Other borrowings	1,231,662	1,040,353	2,481,644
Subordinated debentures	347,890	347,802	347,716
Accrued interest, taxes and expense	100,227	194,870	175,677
Derivative contracts	297,851	247,185	521,991
Due on unsettled securities purchases	124,537	45,740	49,369
Other liabilities	144,145	133,647	150,420
Total liabilities	24,596,124	23,960,459	24,815,318
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2014 – 73,896,899 ; December 31, 2013 – 73,163,275; June 30, 2013 – 73,029,101)	4	4	4
Capital surplus	938,665	898,586	884,238
Retained earnings	2,447,118	2,349,428	2,253,810
Treasury stock (shares at cost: June 30, 2014 – 4,610,898 ; December 31, 2013 – 4,304,782; June 30, 2013 – 4,289,893)	(222,686)	(202,346)	(199,429)
Accumulated other comprehensive income (loss)	49,416	(25,623)	19,014
Total shareholders’ equity	3,212,517	3,020,049	2,957,637
Non-controlling interests	35,129	34,924	35,245
Total equity	3,247,646	3,054,973	2,992,882
Total liabilities and equity	$27,843,770	$27,015,432	$27,808,200

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2012	72,415	$4	$859,278	$2,137,541	4,088	$(188,883)	$149,920	$2,957,860	$35,821	$2,993,681
Net income	—	—	—	167,895	—	—	—	167,895	1,052	168,947
Other comprehensive loss	—	—	—	—	—	—	(130,906)	(130,906)	—	(130,906)
Issuance of shares for equity compensation	614	—	23,425	—	202	(10,546)	—	12,879	—	12,879
Tax effect from equity compensation, net	—	—	178	—	—	—	—	178	—	178
Stock-based compensation	—	—	1,357	—	—	—	—	1,357	—	1,357
Cash dividends on common stock	—	—	—	(51,626)	—	—	—	(51,626)	—	(51,626)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,628)	(1,628)

Balance, June 30, 2013	73,029	$4	$884,238	$2,253,810	4,290	$(199,429)	$19,014	$2,957,637	$35,245	$2,992,882

Balances at December 31, 2013	73,163	$4	$898,586	$2,349,428	4,305	$(202,346)	$(25,623)	$3,020,049	$34,924	$3,054,973
Net income	—	—	—	152,485	—	—	—	152,485	1,287	153,772
Other comprehensive income	—	—	—	—	—	—	75,039	75,039	—	75,039
Issuance of shares for equity compensation	734	—	10,964	—	306	(20,340)	—	(9,376)	—	(9,376)
Tax effect from equity compensation, net	—	—	7,333	—	—	—	—	7,333	—	7,333
Stock-based compensation	—	—	21,782	—	—	—	—	21,782	—	21,782
Cash dividends on common stock	—	—	—	(54,795)	—	—	—	(54,795)	—	(54,795)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,082)	(1,082)

Balance, June 30, 2014	73,897	$4	$938,665	$2,447,118	4,611	$(222,686)	$49,416	$3,212,517	$35,129	$3,247,646

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$153,772	$168,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	(8,000)
Change in fair value of mortgage servicing rights	10,905	(16,973)
Unrealized losses (gains) from derivative contracts	(1,371)	6,137
Tax effect from equity compensation, net	(7,333)	(178)
Change in bank-owned life insurance	(4,380)	(5,462)
Stock-based compensation	6,710	1,357
Depreciation and amortization	26,090	27,634
Net amortization of securities discounts and premiums	28,279	32,867
Net realized gains on financial instruments and other assets	(2,021)	(9,784)
Net gain on mortgage loans held for sale	(29,733)	(47,998)
Mortgage loans originated for sale	(1,818,145)	(2,152,353)
Proceeds from sale of mortgage loans held for sale	1,721,995	2,201,324
Capitalized mortgage servicing rights	(21,816)	(25,932)
Change in trading and fair value option securities	(28,867)	100,889
Change in receivables	4,608	(23,890)
Change in other assets	45,929	38,648
Change in accrued interest, taxes and expense	(124,579)	(1,001)
Change in other liabilities	23,629	(13,407)
Net cash provided by (used in) operating activities	(16,328)	272,825
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	34,074	99,020
Proceeds from maturities or redemptions of available for sale securities	805,216	1,689,165
Purchases of investment securities	(9,593)	(217,160)
Purchases of available for sale securities	(1,597,081)	(3,173,504)
Proceeds from sales of available for sale securities	1,340,190	1,837,970
Change in amount receivable on unsettled securities transactions	3,149	28,905
Loans originated, net of principal collected	(604,979)	(130,381)
Net payments on derivative asset contracts	(117,280)	(229,888)
Acquisitions, net of cash acquired	(21,898)	—
Proceeds from disposition of assets	52,871	53,191
Purchases of assets	(56,778)	(115,250)
Net cash used in investing activities	(172,109)	(157,932)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	382,704	(1,482,810)
Net change in time deposits	(80,167)	(200,020)
Net change in other borrowed funds	223,824	1,311,756
Net proceeds on derivative liability contracts	119,269	220,024
Net change in derivative margin accounts	(218,491)	114,958
Change in amount due on unsettled security transactions	78,797	(248,084)
Issuance of common and treasury stock, net	(9,376)	12,879
Tax effect from equity compensation, net	7,333	178
Dividends paid	(54,795)	(51,626)
Net cash provided by (used in) financing activities	449,098	(322,745)
Net increase (decrease) in cash and cash equivalents	260,661	(207,852)
Cash and cash equivalents at beginning of period	1,087,213	1,286,239
Cash and cash equivalents at end of period	$1,347,874	$1,078,387

Cash paid for interest	$32,535	$36,615
Cash paid for taxes	$50,187	$73,527
Net loans and bank premises transferred to repossessed real estate and other assets	$38,797	$52,967
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$63,898	$55,938
Conveyance of other real estate owned guaranteed by U.S. government agencies	$18,312	$22,527
Issuance of shares in settlement of accrued executive compensation	$15,072	$—
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

The financial information should be read in conjunction with BOK Financial’s 2013 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2013 have been derived from the audited financial statements included in BOK Financial’s 2013 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	June 30, 2014		December 31, 2013		June 30, 2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$19,027	$6	$34,120	$77	$60,713	$(552)
U.S. agency residential mortgage-backed securities	13,540	3	21,011	123	43,858	38
Municipal and other tax-exempt securities	32,950	28	27,350	(182)	53,819	(1,271)
Other trading securities	35,580	20	9,135	(7)	32,201	(717)
Total	$101,097	$57	$91,616	$11	$190,591	$(2,502)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2014
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$425,221	$425,221	$429,051	$4,442	$(612)
U.S. agency residential mortgage-backed securities – Other	40,879	41,973	44,176	2,203	—
Other debt securities	182,743	182,743	197,584	14,914	(73)
Total	$648,843	$649,937	$670,811	$21,559	$(685)

[1]
Carrying value includes $1.1 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	June 30, 2013
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$375,317	$375,317	$371,690	$2,189	$(5,816)
U.S. agency residential mortgage-backed securities – Other	61,152	64,172	66,796	2,624	—
Other debt securities	176,301	176,301	187,219	10,978	(60)
Total	$612,770	$615,790	$625,705	$15,791	$(5,876)

[1]
Carrying value includes $3.0 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

The amortized cost and fair values of investment securities at June 30, 2014, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$36,962	$296,908	$52,328	$39,023	$425,221	4.14
Fair value	37,136	298,655	52,567	40,693	429,051
Nominal yield¹	1.99%	1.70%	2.64%	5.35%	2.18%
Other debt securities:
Carrying value	12,853	32,853	47,576	89,461	182,743	8.32
Fair value	12,909	33,627	50,213	100,835	197,584
Nominal yield	3.54%	4.78%	5.37%	6.32%	5.60%
Total fixed maturity securities:
Carrying value	$49,815	$329,761	$99,904	$128,484	$607,964	5.39
Fair value	50,045	332,282	102,780	141,528	626,635
Nominal yield	2.39%	2.01%	3.94%	6.02%	3.20%
Residential mortgage-backed securities:
Carrying value					$41,973	³
Fair value					44,176
Nominal yield[4]					2.74%
Total investment securities:
Carrying value					$649,937
Fair value					670,811
Nominal yield					3.17%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 2.9 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2014
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,023	$1,024	$1	$—	$—
Municipal and other tax-exempt	63,931	64,970	1,624	(585)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,297,579	4,364,168	82,436	(15,847)	—
FHLMC	2,055,924	2,068,940	27,019	(14,003)	—
GNMA	815,201	820,454	8,850	(3,597)	—
Other	5,489	5,942	453	—	—
Total U.S. government agencies	7,174,193	7,259,504	118,758	(33,447)	—
Private issue:
Alt-A loans	70,880	75,700	4,820	—	—
Jumbo-A loans	97,939	103,342	5,889	—	(486)
Total private issue	168,819	179,042	10,709	—	(486)
Total residential mortgage-backed securities	7,343,012	7,438,546	129,467	(33,447)	(486)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,129,521	2,115,295	5,539	(19,765)	—
Other debt securities	34,501	34,528	195	(168)	—
Perpetual preferred stock	22,171	24,730	2,559	—	—
Equity securities and mutual funds	19,507	20,053	780	(234)	—
Total	$9,613,666	$9,699,146	$140,165	$(54,199)	$(486)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2013
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,042	$1,042	$—	$—	$—
Municipal and other tax-exempt	73,232	73,775	1,606	(1,063)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,224,327	4,232,332	68,154	(60,149)	—
FHLMC	2,308,341	2,293,943	25,813	(40,211)	—
GNMA	1,151,225	1,152,128	9,435	(8,532)	—
Other	36,296	37,607	1,311	—	—
Total U.S. government agencies	7,720,189	7,716,010	104,713	(108,892)	—
Private issue:
Alt-A loans	104,559	107,212	4,386	—	(1,733)
Jumbo-A loans	109,622	113,887	4,974	—	(709)
Total private issue	214,181	221,099	9,360	—	(2,442)
Total residential mortgage-backed securities	7,934,370	7,937,109	114,073	(108,892)	(2,442)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,100,146	2,055,804	1,042	(45,384)	—
Other debt securities	35,061	35,241	368	(188)	—
Perpetual preferred stock	22,171	22,863	705	(13)	—
Equity securities and mutual funds	19,069	21,328	2,326	(67)	—
Total	$10,185,091	$10,147,162	$120,120	$(155,607)	$(2,442)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	June 30, 2013
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,061	$1,060	$—	$(1)	$—
Municipal and other tax-exempt	95,974	95,103	1,653	(1,870)	(654)
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,648,337	4,687,141	78,285	(39,481)	—
FHLMC	2,695,506	2,715,896	32,994	(12,604)	—
GNMA	916,646	925,081	11,163	(2,728)	—
Other	42,563	44,677	2,114	—	—
Total U.S. government agencies	8,303,052	8,372,795	124,556	(54,813)	—
Private issue:
Alt-A loans	113,804	115,036	2,905	—	(1,673)
Jumbo-A loans	178,581	182,139	4,129	(274)	(297)
Total private issue	292,385	297,175	7,034	(274)	(1,970)
Total residential mortgage-backed securities	8,595,437	8,669,970	131,590	(55,087)	(1,970)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,885,585	1,846,943	343	(38,985)	—
Other debt securities	35,622	35,894	479	(207)	—
Perpetual preferred stock	22,172	25,583	3,439	(28)	—
Equity securities and mutual funds	19,990	23,521	3,736	(205)	—
Total	$10,655,841	$10,698,074	$141,240	$(96,383)	$(2,624)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at June 30, 2014, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,023	$—	$—	$—		$1,023	0.63
Fair value	1,024	—	—	—		1,024
Nominal yield	0.24%	—%	—%	—%		0.24%
Municipal and other tax-exempt:
Amortized cost	$3,404	$33,797	$2,778	$23,952		$63,931	8.67
Fair value	3,432	35,004	3,032	23,502		64,970
Nominal yield¹	3.96%	4.00%	6.25%	1.92%	[6]	3.32%
Commercial mortgage-backed securities:
Amortized cost	$—	$626,496	$1,156,265	$346,760		$2,129,521	8.84
Fair value	—	624,969	1,146,932	343,394		2,115,295
Nominal yield	—%	1.30%	1.63%	1.27%		1.47%
Other debt securities:
Amortized cost	$30,101	$—	$—	$4,400		$34,501	4.64
Fair value	30,297	—	—	4,231		34,528
Nominal yield	1.80%	—%	—%	1.71%	[6]	1.79%
Total fixed maturity securities:
Amortized cost	$34,528	$660,293	$1,159,043	$375,112		$2,228,976	8.77
Fair value	34,753	659,973	1,149,964	371,127		2,215,817
Nominal yield	1.97%	1.44%	1.64%	1.32%		1.53%
Residential mortgage-backed securities:
Amortized cost						$7,343,012	[2]
Fair value						7,438,546
Nominal yield[4]						1.87%
Equity securities and mutual funds:
Amortized cost						$41,678	³
Fair value						44,783
Nominal yield						1.26%
Total available-for-sale securities:
Amortized cost						$9,613,666
Fair value						9,699,146
Nominal yield						1.79%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.5 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Proceeds	$800,405	$1,083,001	$1,331,190	$1,784,881
Gross realized gains	9,894	9,992	16,327	15,784
Gross realized losses	(9,890)	(6,239)	(15,083)	(7,176)
Related federal and state income tax expense	2	1,460	484	3,349

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Investment:
Carrying value	$77,835	$89,087	$97,286
Fair value	81,248	91,804	100,644

Available for sale:
Amortized cost	5,556,130	5,171,782	5,078,098
Fair value	5,583,008	5,133,530	5,103,507

The secured parties do not have the right to sell or re-pledge these securities. In addition, securities may be pledged as collateral on a line of credit for the trading activities of BOSC, Inc. Under the terms of the credit agreement, the creditor has the right to sell or repledge the collateral. There were no securities pledged under this line of credit at June 30, 2014, March 31, 2014 or June 30, 2013.

Temporarily Impaired Securities as of June 30, 2014
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	42	$—	$—	$104,959	$612	$104,959	$612
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	30	3,593	40	808	33	4,401	73
Total investment	72	$3,593	$40	$105,767	$645	$109,360	$685

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	23	$571	$—	$22,270	$585	$22,841	$585
Residential mortgage-backed securities:
U. S. agencies:
FNMA	33	—	—	890,711	15,847	890,711	15,847
FHLMC	37	255,401	951	712,951	13,052	968,352	14,003
GNMA	7	77,869	6	153,596	3,591	231,465	3,597
Total U.S. agencies	77	333,270	957	1,757,258	32,490	2,090,528	33,447
Private issue[1]:
Alt-A loans	—	—	—	—	—	—	—
Jumbo-A loans	11	19,976	486	—	—	19,976	486
Total private issue	11	19,976	486	—	—	19,976	486
Total residential mortgage-backed securities	88	353,246	1,443	1,757,258	32,490	2,110,504	33,933
Commercial mortgage-backed securities guaranteed by U.S. government agencies	96	114,048	488	1,242,462	19,277	1,356,510	19,765
Other debt securities	2	—	—	4,231	168	4,231	168
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	80	5,298	195	1,306	39	6,604	234
Total available for sale	289	$473,163	$2,126	$3,027,527	$52,559	$3,500,690	$54,685
1Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	—	—	—	—	—	—	—
Jumbo-A loans	11	19,976	486	—	—	19,976	486

Temporarily Impaired Securities as of December 31, 2013
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	107	$166,382	$1,921	$53,073	$848	$219,455	$2,769
U.S. Agency residential mortgage-backed securities – Other	2	15,224	56	—	—	15,224	56
Other debt securities	30	10,932	549	777	64	11,709	613
Total investment	139	$192,538	$2,526	$53,850	$912	$246,388	$3,438

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	27	$13,286	$245	$17,805	$818	$31,091	$1,063
Residential mortgage-backed securities:
U. S. agencies:
FNMA	81	2,281,491	60,149	—	—	2,281,491	60,149
FHLMC	50	1,450,588	40,211	—	—	1,450,588	40,211
GNMA	27	647,058	8,532	—	—	647,058	8,532
Total U.S. agencies	158	4,379,137	108,892	—	—	4,379,137	108,892
Private issue[1]:
Alt-A loans	7	11,043	756	30,774	977	41,817	1,733
Jumbo-A loans	9	14,642	709	—	—	14,642	709
Total private issue	16	25,685	1,465	30,774	977	56,459	2,442
Total residential mortgage-backed securities	174	4,404,822	110,357	30,774	977	4,435,596	111,334
Commercial mortgage-backed securities guaranteed by U.S. government agencies	123	1,800,717	45,302	2,286	82	1,803,003	45,384
Other debt securities	3	4,712	188	—	—	4,712	188
Perpetual preferred stocks	1	4,988	13	—	—	4,988	13
Equity securities and mutual funds	118	2,070	67	—	—	2,070	67
Total available for sale	446	$6,230,595	$156,172	$50,865	$1,877	$6,281,460	$158,049

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	7	$11,043	$756	$30,774	$977	$41,817	$1,733
Jumbo-A loans	9	14,642	709	—	—	14,642	709

Temporarily Impaired Securities as of June 30, 2013
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	149	$271,897	$5,816	$—	$—	$271,897	$5,816
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	14	841	60	—	—	841	60
Total investment	163	$272,738	$5,876	$—	$—	$272,738	$5,876

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$1,060	$1	$—	$—	$1,060	$1
Municipal and other tax-exempt[1]	86	$66,168	$2,524	$—	$—	$66,168	$2,524
Residential mortgage-backed securities:
U. S. agencies:
FNMA	72	2,196,603	39,481	—	—	2,196,603	39,481
FHLMC	38	1,202,545	12,604	—	—	1,202,545	12,604
GNMA	13	197,149	2,728	—	—	197,149	2,728
Total U.S. agencies	123	3,596,297	54,813	—	—	3,596,297	54,813
Private issue[1]:
Alt-A loans	10	51,681	1,236	3,379	437	55,060	1,673
Jumbo-A loans	2	17,615	296	12,298	275	29,913	571
Total private issue	12	69,296	1,532	15,677	712	84,973	2,244
Total residential mortgage-backed securities	135	3,665,593	56,345	15,677	712	3,681,270	57,057
Commercial mortgage-backed securities guaranteed by U.S. government agencies	113	1,730,306	38,985	—	—	1,730,306	38,985
Other debt securities	4	5,193	207	—	—	5,193	207
Perpetual preferred stocks	1	4,973	28	—	—	4,973	28
Equity securities and mutual funds	7	3,558	205	—	—	3,558	205
Total available for sale	347	$5,476,851	$98,295	$15,677	$712	$5,492,528	$99,007

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Municipal and other tax-exempt	21	$11,731	$654	$—	$—	$11,731	$654
Alt-A loans	10	51,681	1,236	3,379	437	55,060	1,673
Jumbo-A loans	2	17,615	296	—	—	17,615	296

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of June 30, 2014, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$271,498	$272,244	$16,497	$16,721	$—	$—	$137,226	$140,086	$425,221	$429,051
Mortgage-backed securities -- other	41,973	44,176	—	—	—	—	—	—	—	—	41,973	44,176
Other debt securities	—	—	160,353	175,071	—	—	—	—	22,390	22,513	182,743	197,584
Total investment securities	$41,973	$44,176	$431,851	$447,315	$16,497	$16,721	$—	$—	$159,616	$162,599	$649,937	$670,811

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,023	$1,024	$—	$—	$—	$—	$—	$—	$—	$—	$1,023	$1,024
Municipal and other tax-exempt	—	—	40,967	42,360	11,505	11,225	—	—	11,459	11,385	63,931	64,970
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,297,579	4,364,168	—	—	—	—	—	—	—	—	4,297,579	4,364,168
FHLMC	2,055,924	2,068,940	—	—	—	—	—	—	—	—	2,055,924	2,068,940
GNMA	815,201	820,454	—	—	—	—	—	—	—	—	815,201	820,454
Other	5,489	5,942	—	—	—	—	—	—	—	—	5,489	5,942
Total U.S. government agencies	7,174,193	7,259,504	—	—	—	—	—	—	—	—	7,174,193	7,259,504
Private issue:
Alt-A loans	—	—	—	—	—	—	70,880	75,700	—	—	70,880	75,700
Jumbo-A loans	—	—	—	—	—	—	97,939	103,342	—	—	97,939	103,342
Total private issue	—	—	—	—	—	—	168,819	179,042	—	—	168,819	179,042
Total residential mortgage-backed securities	7,174,193	7,259,504	—	—	—	—	168,819	179,042	—	—	7,343,012	7,438,546
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,129,521	2,115,295	—	—	—	—	—	—	—	—	2,129,521	2,115,295
Other debt securities	—	—	4,400	4,231	30,101	30,297	—	—	—	—	34,501	34,528
Perpetual preferred stock	—	—	—	—	11,406	12,588	10,765	12,142	—	—	22,171	24,730
Equity securities and mutual funds	—	—	4	505	—	—	—	—	19,503	19,548	19,507	20,053
Total available for sale securities	$9,304,737	$9,375,823	$45,371	$47,096	$53,012	$54,110	$179,584	$191,184	$30,962	$30,933	$9,613,666	$9,699,146

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At June 30, 2014, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade. The gross unrealized loss on these securities totaled $486 thousand. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

	June 30, 2014	December 31, 2013	June 30, 2013

Unemployment rate	Held constant at 6.7% over the next 12 months and remains at 6.7% thereafter.	Increasing to 7.3% over the next 12 months and remain at 7.3% thereafter.	Increasing to 8% over the next 12 months and remain at 8% thereafter.
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

Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 5% over the next 12 months, then flat for he following 12 months and then appreciating at 2% per year thereafter.

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

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities is charged against other comprehensive income, net of deferred taxes. No credit loss impairments were recognized in earnings on privately issued residential mortgage-backed securities during the three months ended June 30, 2014.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				June 30, 2014		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	14	$70,880	$75,700	—	$—	14	$36,127
Jumbo-A	30	97,939	103,342	—	—	29	18,220
Total	44	$168,819	$179,042	—	$—	43	$54,347

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at June 30, 2014.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$54,347	$75,475	$67,346	$75,228
Additions for credit-related OTTI not previously recognized	—	552	—	552
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	—	—	—	247
Reductions for change in intent to hold before recovery	—	—	—	—
Sales	—	—	(12,999)	—
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$54,347	$76,027	$54,347	$76,027

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	June 30, 2014		December 31, 2013		June 30, 2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities	$181,205	$(1,720)	$157,431	$(8,378)	$203,816	$(8,048)
Other securities	4,469	387	9,694	209	1,940	(8)
Total	$185,674	$(1,333)	$167,125	$(8,169)	$205,756	$(8,056)

Restricted Equity Securities

Restricted equity securities include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares are restricted and lacks a market. A summary of restricted equity securities follows (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Federal Reserve stock	$33,971	$33,742	$33,695
Federal Home Loan Bank stock	57,242	51,498	124,152
Total	$91,213	$85,240	$157,847

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

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contracts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of June 30, 2014, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $21 million.

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

Interest Rate Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed-rate liabilities to floating-rate based on LIBOR. As of June 30, 2014, BOK Financial had interest rate swaps with a notional value of $47 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2014 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,576,481	$134,411	$(53,746)	$80,665	$—	$80,665
Interest rate swaps	1,266,228	39,974	—	39,974	—	39,974
Energy contracts	1,063,840	67,831	(23,169)	44,662	—	44,662
Agricultural contracts	36,050	2,528	(223)	2,305	—	2,305
Foreign exchange contracts	242,866	174,802	—	174,802	—	174,802
Equity option contracts	205,904	16,962	—	16,962	(1,690)	15,272
Total customer risk management programs	17,391,369	436,508	(77,138)	359,370	(1,690)	357,680
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$17,391,369	$436,508	$(77,138)	$359,370	$(1,690)	$357,680

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,734,106	$131,256	$(53,746)	$77,510	$—	$77,510
Interest rate swaps	1,266,228	40,218	—	40,218	(19,700)	20,518
Energy contracts	1,049,835	66,742	(23,169)	43,573	(36,355)	7,218
Agricultural contracts	36,036	2,538	(223)	2,315	(2,298)	17
Foreign exchange contracts	242,791	174,477	—	174,477	(680)	173,797
Equity option contracts	205,904	16,962	—	16,962	—	16,962
Total customer risk management programs	17,534,900	432,193	(77,138)	355,055	(59,033)	296,022
Interest rate risk management programs	47,000	1,829	—	1,829	—	1,829
Total derivative contracts	$17,581,900	$434,022	$(77,138)	$356,884	$(59,033)	$297,851

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2013 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,351,395	$545,290	$(268,087)	$277,203	$—	$277,203
Interest rate swaps	1,381,836	51,745	—	51,745	—	51,745
Energy contracts	1,501,959	65,414	(35,376)	30,038	(2,537)	27,501
Agricultural contracts	207,439	5,871	(4,658)	1,213	—	1,213
Foreign exchange contracts	177,643	177,643	—	177,643	—	177,643
Equity option contracts	211,595	13,469	—	13,469	(2,568)	10,901
Total customer risk management programs	19,831,867	859,432	(308,121)	551,311	(5,105)	546,206
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$19,831,867	$859,432	$(308,121)	$551,311	$(5,105)	$546,206

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,439,531	$540,540	$(268,087)	$272,453	$—	$272,453
Interest rate swaps	1,381,836	52,095	—	52,095	(19,381)	32,714
Energy contracts	1,441,957	63,515	(35,376)	28,139	(5,865)	22,274
Agricultural contracts	207,329	5,824	(4,658)	1,166	—	1,166
Foreign exchange contracts	177,187	177,187	—	177,187	—	177,187
Equity option contracts	211,595	13,469	—	13,469	—	13,469
Total customer risk management programs	19,859,435	852,630	(308,121)	544,509	(25,246)	519,263
Interest rate risk management programs	47,000	2,728	—	2,728	—	2,728
Total derivative contracts	$19,906,435	$855,358	$(308,121)	$547,237	$(25,246)	$521,991

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	June 30, 2014		June 30, 2013
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$224	$—	$1,716	$—
Interest rate swaps	524	—	768	—
Energy contracts	2,613	—	2,436	—
Agricultural contracts	38	—	77	—
Foreign exchange contracts	333	—	172	—
Equity option contracts	—	—	—	—
Total customer risk management programs	3,732	—	5,169	—
Interest Rate Risk Management Programs	—	831	—	(2,527)
Total Derivative Contracts	$3,732	$831	$5,169	$(2,527)

	Six Months Ended
	June 30, 2014		June 30, 2013
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$64	$—	$1,701	$—
Interest rate swaps	1,031	—	1,535	—
Energy contracts	3,484	—	4,219	—
Agricultural contracts	101	—	185	—
Foreign exchange contracts	552	—	360	—
Equity option contracts	—	—	—	—
Total customer risk management programs	5,232	—	8,000	—
Interest Rate Risk Management Programs	—	1,799	—	(3,468)
Total Derivative Contracts	$5,232	$1,799	$8,000	$(3,468)

Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three and six months ended June 30, 2014 and 2013, respectively.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2014				December 31, 2013
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,681,348	$6,669,210	$17,103	$8,367,661	$1,637,620	$6,288,841	$16,760	$7,943,221
Commercial real estate	744,101	1,876,405	34,472	2,654,978	770,908	1,603,595	40,850	2,415,353
Residential mortgage	1,753,186	210,689	44,340	2,008,215	1,783,615	226,092	42,319	2,052,026
Consumer	115,185	280,054	765	396,004	135,494	244,950	1,220	381,664
Total	$4,293,820	$9,036,358	$96,680	$13,426,858	$4,327,637	$8,363,478	$101,149	$12,792,264
Accruing loans past due (90 days)[1]				$67				$1,415

	June 30, 2013
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,447,823	$6,239,428	$20,869	$7,708,120
Commercial real estate	698,242	1,560,161	58,693	2,317,096
Residential mortgage	1,768,607	230,644	40,534	2,039,785
Consumer	142,737	231,007	2,037	375,781
Total	$4,057,409	$8,261,240	$122,133	$12,440,782
Accruing loans past due (90 days)[1]				$2,460

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At June 30, 2014, $4.4 billion or 33% of our total loan portfolio is to businesses and individuals attributed to the Texas market and $3.4 billion or 26% of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At June 30, 2014, commercial loans attributed to the Texas market totaled $2.8 billion or 34% of the commercial loan portfolio segment and commercial loans attributed to the Oklahoma market totaled $2.0 billion or 24% of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.4 billion or 18% of total loans at June 30, 2014, including $2.1 billion of outstanding loans to energy producers. Approximately 59% of committed production loans are secured by properties primarily producing oil and 41% are secured by properties producing natural gas. The services loan class totaled $2.4 billion at June 30, 2014. Approximately $1.2 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include gaming, educational, public finance, insurance and community foundations.

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

At June 30, 2014, 33% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 17% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At June 30, 2014, residential mortgage loans included $188 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $799 million at June 30, 2014. Approximately, 69% of the home equity loan portfolio is comprised of first lien loans and 31% of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 73% to amortizing term loans and 27% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2014, outstanding commitments totaled $7.5 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2014, outstanding standby letters of credit totaled $469 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At June 30, 2014, outstanding commercial letters of credit totaled $11 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and six months ended June 30, 2014.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended June 30, 2014 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$85,246	$41,589	$28,307	$6,211	$26,965	$188,318
Provision for loan losses	1,393	(2,958)	467	1,484	(16)	370
Loans charged off	(29)	—	(1,842)	(1,651)	—	(3,522)
Recoveries	1,196	2,621	722	985	—	5,524
Ending balance	$87,806	$41,252	$27,654	$7,029	$26,949	$190,690
Allowance for off-balance sheet credit losses:
Beginning balance	$576	$1,040	$62	$—	$—	$1,678
Provision for off-balance sheet credit losses	(231)	(138)	(19)	18	—	(370)
Ending balance	$345	$902	$43	$18	$—	$1,308

Total provision for credit losses	$1,162	$(3,096)	$448	$1,502	$(16)	$—

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the six months ended June 30, 2014 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$79,180	$41,573	$29,465	$6,965	$28,213	$185,396
Provision for loan losses	5,618	(4,549)	(49)	1,024	(1,264)	780
Loans charged off	(173)	(220)	(2,838)	(3,139)	—	(6,370)
Recoveries	3,181	4,448	1,076	2,179	—	10,884
Ending balance	$87,806	$41,252	$27,654	$7,029	$26,949	$190,690
Allowance for off-balance sheet credit losses:
Beginning balance	$119	$1,876	$90	$3	$—	$2,088
Provision for off-balance sheet credit losses	226	(974)	(47)	15	—	(780)
Ending balance	$345	$902	$43	$18	$—	$1,308

Total provision for credit losses	$5,844	$(5,523)	$(96)	$1,039	$(1,264)	$—

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended June 30, 2013 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$66,419	$48,528	$40,222	$7,984	$42,812	$205,965
Provision for loan losses	223	(1,118)	597	162	(363)	(499)
Loans charged off	(4,538)	(450)	(2,057)	(1,507)	—	(8,552)
Recoveries	1,940	2,727	444	1,099	—	6,210
Ending balance	$64,044	$49,687	$39,206	$7,738	$42,449	$203,124
Allowance for off-balance sheet credit losses:
Beginning balance	$405	$618	$72	$10	$—	$1,105
Provision for off-balance sheet credit losses	(3)	560	(66)	8	—	499
Ending balance	$402	$1,178	$6	$18	$—	$1,604

Total provision for credit losses	$220	$(558)	$531	$170	$(363)	$—

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the six months ended June 30, 2013 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$65,280	$54,884	$41,703	$9,453	$44,187	$215,507
Provision for loan losses	(1,733)	(3,798)	323	(743)	(1,738)	(7,689)
Loans charged off	(4,836)	(5,250)	(3,836)	(3,539)	—	(17,461)
Recoveries	5,333	3,851	1,016	2,567	—	12,767
Ending balance	$64,044	$49,687	$39,206	$7,738	$42,449	$203,124
Allowance for off-balance sheet credit losses:
Beginning balance	$475	$1,353	$78	$9	$—	$1,915
Provision for off-balance sheet credit losses	(73)	(175)	(72)	9	—	(311)
Ending balance	$402	$1,178	$6	$18	$—	$1,604

Total provision for credit losses	$(1,806)	$(3,973)	$251	$(734)	$(1,738)	$(8,000)

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2014 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$8,350,558	$84,639	$17,103	$3,167	$8,367,661	$87,806
Commercial real estate	2,620,506	41,069	34,472	183	2,654,978	41,252
Residential mortgage	1,963,875	27,571	44,340	83	2,008,215	27,654
Consumer	395,239	7,029	765	—	396,004	7,029
Total	13,330,178	160,308	96,680	3,433	13,426,858	163,741

Nonspecific allowance	—	—	—	—	—	26,949

Total	$13,330,178	$160,308	$96,680	$3,433	$13,426,858	$190,690

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2013 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,687,251	$63,492	$20,869	$552	$7,708,120	$64,044
Commercial real estate	2,258,403	48,493	58,693	1,194	2,317,096	49,687
Residential mortgage	1,999,334	39,028	40,451	178	2,039,785	39,206
Consumer	373,744	7,618	2,037	120	375,781	7,738
Total	12,318,732	158,631	122,050	2,044	12,440,782	160,675

Nonspecific allowance	—	—	—	—	—	42,449

Total	$12,318,732	$158,631	$122,050	$2,044	$12,440,782	$203,124

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at June 30, 2014 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$8,341,114	$86,893	$26,547	$913	$8,367,661	$87,806
Commercial real estate	2,654,978	41,252	—	—	2,654,978	41,252
Residential mortgage	203,097	4,169	1,805,118	23,485	2,008,215	27,654
Consumer	295,762	2,980	100,242	4,049	396,004	7,029
Total	11,494,951	135,294	1,931,907	28,447	13,426,858	163,741

Nonspecific allowance	—	—	—	—	—	26,949

Total	$11,494,951	$135,294	$1,931,907	$28,447	$13,426,858	$190,690

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at June 30, 2013 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$7,689,954	$62,830	$18,166	$1,214	$7,708,120	$64,044
Commercial real estate	2,317,096	49,687	—	—	2,317,096	49,687
Residential mortgage	230,359	3,753	1,809,426	35,453	2,039,785	39,206
Consumer	243,384	2,316	132,397	5,422	375,781	7,738
Total	10,480,793	118,586	1,959,989	42,089	12,440,782	160,675

Nonspecific allowance	—	—	—	—	—	42,449

Total	$10,480,793	$118,586	$1,959,989	$42,089	$12,440,782	$203,124

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

The following table summarizes the Company’s loan portfolio at June 30, 2014 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,395,942	$22,227	$1,619	$—	$—	$2,419,788
Services	2,352,450	20,946	3,669	—	—	2,377,065
Wholesale/retail	1,307,426	4,840	5,885	—	—	1,318,151
Manufacturing	442,493	6,866	3,507	—	—	452,866
Healthcare	1,385,395	7,339	1,422	—	—	1,394,156
Other commercial and industrial	374,556	3,593	939	26,485	62	405,635
Total commercial	8,258,262	65,811	17,041	26,485	62	8,367,661

Commercial real estate:
Residential construction and land development	152,228	17,405	15,146	—	—	184,779
Retail	636,332	1,579	4,199	—	—	642,110
Office	389,487	1,139	3,591	—	—	394,217
Multifamily	663,349	14,054	—	—	—	677,403
Industrial	341,449	—	631	—	—	342,080
Other commercial real estate	400,709	2,775	10,905	—	—	414,389
Total commercial real estate	2,583,554	36,952	34,472	—	—	2,654,978

Residential mortgage:
Permanent mortgage	197,005	2,187	3,905	788,784	29,047	1,020,928
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	186,140	1,947	188,087
Home equity	—	—	—	789,759	9,441	799,200
Total residential mortgage	197,005	2,187	3,905	1,764,683	40,435	2,008,215

Consumer	295,552	25	185	99,662	580	396,004

Total	$11,334,373	$104,975	$55,603	$1,890,830	$41,077	$13,426,858

The following table summarizes the Company’s loan portfolio at December 31, 2013 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,347,519	$2,381	$1,860	$—	$—	$2,351,760
Services	2,265,984	11,304	4,922	—	—	2,282,210
Wholesale/retail	1,191,791	2,604	6,969	—	—	1,201,364
Manufacturing	381,794	9,365	592	—	—	391,751
Healthcare	1,272,626	34	1,586	—	—	1,274,246
Other commercial and industrial	381,394	4,736	758	54,929	73	441,890
Total commercial	7,841,108	30,424	16,687	54,929	73	7,943,221

Commercial real estate:
Residential construction and land development	173,488	15,393	17,377	—	—	206,258
Retail	579,506	1,684	4,857	—	—	586,047
Office	403,951	1,157	6,391	—	—	411,499
Multifamily	562,800	13,695	7	—	—	576,502
Industrial	243,625	—	252	—	—	243,877
Other commercial real estate	371,628	7,576	11,966	—	—	391,170
Total commercial real estate	2,334,998	39,505	40,850	—	—	2,415,353

Residential mortgage:
Permanent mortgage	210,142	3,283	7,210	815,040	27,069	1,062,744
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	180,821	777	181,598
Home equity	—	—	—	800,420	7,264	807,684
Total residential mortgage	210,142	3,283	7,210	1,796,281	35,110	2,052,026

Consumer	264,536	795	202	115,114	1,017	381,664

Total	$10,650,784	$74,007	$64,949	$1,966,324	$36,200	$12,792,264

The following table summarizes the Company’s loan portfolio at June 30, 2013 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,378,187	$4,282	$2,277	$—	$—	$2,384,746
Services	2,170,695	26,110	7,448	—	—	2,204,253
Wholesale/retail	1,167,215	1,628	6,700	—	—	1,175,543
Manufacturing	381,729	3,528	876	—	—	386,133
Healthcare	1,116,089	51	2,670	—	—	1,118,810
Other commercial and industrial	410,237	9,395	837	18,105	61	438,635
Total commercial	7,624,152	44,994	20,808	18,105	61	7,708,120

Commercial real estate:
Residential construction and land development	184,216	20,303	21,135	—	—	225,654
Retail	540,872	4,134	8,406	—	—	553,412
Office	450,790	940	7,828	—	—	459,558
Multifamily	491,864	2,141	6,447	—	—	500,452
Industrial	253,732	258	—	—	—	253,990
Other commercial real estate	296,864	12,289	14,877	—	—	324,030
Total commercial real estate	2,218,338	40,065	58,693	—	—	2,317,096

Residential mortgage:
Permanent mortgage	219,222	4,789	6,348	839,113	26,399	1,095,871
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	156,804	83	156,887
Home equity	—	—	—	779,323	7,704	787,027
Total residential mortgage	219,222	4,789	6,348	1,775,240	34,186	2,039,785

Consumer	242,059	930	395	130,755	1,642	375,781

Total	$10,303,771	$90,778	$86,244	$1,924,100	$35,889	$12,440,782

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the		For the
	June 30, 2014					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2014		June 30, 2014
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,646	$1,619	$1,619	$—	$—	$1,689	$—	$1,739	$—
Services	6,530	3,669	2,917	752	158	4,125	—	4,295	—
Wholesale/retail	10,966	5,885	5,853	32	9	6,369	—	6,427	—
Manufacturing	3,764	3,507	507	3,000	3,000	3,536	—	2,050	—
Healthcare	2,438	1,422	1,422	—	—	1,433	—	1,504	—
Other commercial and industrial	8,668	1,001	1,001	—	—	923	—	916	—
Total commercial	34,012	17,103	13,319	3,784	3,167	18,075	—	16,931	—

Commercial real estate:
Residential construction and land development	19,441	15,146	14,504	642	162	15,846	—	16,261	—
Retail	5,679	4,199	4,199	—	—	4,413	—	4,529	—
Office	6,039	3,591	3,588	3	3	4,946	—	4,991	—
Multifamily	—	—	—	—	—	—	—	3	—
Industrial	790	631	631	—	—	758	—	441	—
Other real estate loans	17,617	10,905	10,725	180	18	10,925	—	11,436	—
Total commercial real estate	49,566	34,472	33,647	825	183	36,888	—	37,661	—

Residential mortgage:
Permanent mortgage	41,646	32,952	32,817	135	83	34,647	293	33,615	638
Permanent mortgage guaranteed by U.S. government agencies[1]	194,178	188,087	188,087	—	—	187,505	2,054	187,247	4,190
Home equity	9,482	9,441	9,441	—	—	8,453	—	8,353	—
Total residential mortgage	245,306	230,480	230,345	135	83	230,605	2,347	229,215	4,828

Consumer	781	765	765	—	—	870	—	992	—

Total	$329,665	$282,820	$278,076	$4,744	$3,433	$286,438	$2,347	$284,799	$4,828

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At June 30, 2014, $1.9 million of these loans were nonaccruing and $186 million were accruing based on the guarantee by U.S. government agencies.

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

A summary of impaired loans at June 30, 2013 follows (in thousands):

	As of					For the		For the
	As of June 30, 2013					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2013		June 30, 2013
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$2,277	$2,277	$2,277	$—	$—	$2,327	$—	$2,369	$—
Services	9,631	7,448	6,283	1,165	493	8,461	—	9,769	—
Wholesale/retail	10,916	6,700	6,656	44	11	4,470	—	4,889	—
Manufacturing	1,168	876	876	—	—	1,362	—	1,442	—
Healthcare	3,357	2,670	2,622	48	48	2,816	—	2,918	—
Other commercial and industrial	8,398	898	898	—	—	930	—	1,283	—
Total commercial	35,747	20,869	19,612	1,257	552	20,366	—	22,670	—

Commercial real estate:
Residential construction and land development	24,752	21,135	20,841	294	102	22,299	—	23,633	—
Retail	9,827	8,406	8,406	—	—	8,664	—	8,262	—
Office	9,245	7,828	7,820	8	8	10,340	—	7,329	—
Multifamily	6,447	6,447	4,415	2,032	196	5,474	—	4,577	—
Industrial	—	—	—	—	—	1,099	—	1,984	—
Other real estate loans	17,196	14,877	13,113	1,764	888	14,060	—	13,876	—
Total commercial real estate	67,467	58,693	54,595	4,098	1,194	61,936	—	59,661	—

Residential mortgage:
Permanent mortgage	42,983	32,747	32,495	252	178	35,450	285	36,304	603
Permanent mortgage guaranteed by U.S. government agencies[1]	165,431	156,887	156,887	—	—	158,038	1,628	162,256	3,408
Home equity	7,704	7,704	7,704	—	—	7,382	—	6,980	—
Total residential mortgage	216,118	197,338	197,086	252	178	200,870	1,913	205,540	4,011

Total consumer	2,103	2,037	1,917	120	120	2,105	—	2,373	—

Total	$321,435	$278,937	$273,210	$5,727	$2,044	$285,277	$1,913	$290,244	$4,011

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At June 30, 2013, $83 thousand of these loans were nonaccruing and $157 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of June 30, 2014 is as follows (in thousands):

	As of June 30, 2014				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	1,762	742	1,020	148	—	—
Wholesale/retail	3,719	3,598	121	9	—	—
Manufacturing	3,369	369	3,000	3,000	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	726	54	672	—	—	—
Total commercial	9,576	4,763	4,813	3,157	—	—

Commercial real estate:
Residential construction and land development	9,482	1,622	7,860	162	—	—
Retail	3,727	2,535	1,192	—	—	—
Office	2,378	1,416	962	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	3,151	3,151	—	—	—	—
Total commercial real estate	18,738	8,724	10,014	162	—	—

Residential mortgage:
Permanent mortgage	17,182	11,605	5,577	83	107	108
Permanent mortgage guaranteed by U.S. government agencies	855	180	675	—	—	—
Home equity	5,076	3,923	1,153	—	52	65
Total residential mortgage	23,113	15,708	7,405	83	159	173

Consumer	610	440	170	—	1	1

Total nonaccruing TDRs	$52,037	$29,635	$22,402	$3,402	$160	$174

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	57,818	17,269	40,549	—	—	—

Total TDRs	$109,855	$46,904	$62,951	$3,402	$160	$174

A summary of troubled debt restructurings by accruing status as of December 31, 2013 is as follows (in thousands):

	As of
	December 31, 2013
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—
Services	2,235	852	1,383	237
Wholesale/retail	235	89	146	9
Manufacturing	391	—	391	—
Healthcare	—	—	—	—
Other commercial and industrial	771	173	598	—
Total commercial	3,632	1,114	2,518	246

Commercial real estate:
Residential construction and land development	10,148	1,444	8,704	107
Retail	4,359	3,141	1,218	—
Office	5,059	3,872	1,187	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	5,011	2,885	2,126	—
Total commercial real estate	24,577	11,342	13,235	107

Residential mortgage:
Permanent mortgage	18,697	12,214	6,483	88
Home equity	4,045	3,531	514	—
Total residential mortgage	22,742	15,745	6,997	88

Consumer	1,008	758	250	—

Total nonaccuring TDRs	$51,959	$28,959	$23,000	$441

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	54,322	13,384	40,938	—
Total TDRs	$106,281	$42,343	$63,938	$441

A summary of troubled debt restructurings by accruing status as of June 30, 2013 is as follows (in thousands):

	As of June 30, 2013				Amount Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	3,065	710	2,355	228	—	—
Wholesale/retail	1,107	968	139	12	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	821	189	632	—	—	—
Total commercial	4,993	1,867	3,126	240	—	—

Commercial real estate:
Residential construction and land development	11,734	1,934	9,800	23	54	54
Retail	5,681	1,604	4,077	—	—	627
Office	5,488	1,313	4,175	—	77	77
Multifamily	990	208	782	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	8,746	3,739	5,007	—	—	—
Total commercial real estate	32,639	8,798	23,841	23	131	758

Residential mortgage:
Permanent mortgage	17,639	10,917	6,722	54	8	348
Home equity	3,504	3,264	240	—	69	69
Total residential mortgage	21,143	14,181	6,962	54	77	417

Consumer	1,542	1,324	218	78	—	1

Total nonaccruing TDRs	$60,317	$26,170	$34,147	$395	$208	$1,176

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	48,733	12,598	36,135	—	—	—
Total TDRs	$109,050	$38,768	$70,282	$395	$208	$1,176

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at June 30, 2014 by class that were restructured during the three and six months ended June 30, 2014 by primary type of concession (in thousands):

	Three Months Ended June 30, 2014
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	3,542	—	3,542	3,542
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	3,542	—	3,542	3,542

Commercial real estate:
Residential construction and land development	—	—	—	—	—	307	307	307
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	307	307	307

Residential mortgage:
Permanent mortgage	—	—	—	—	218	1,821	2,039	2,039
Permanent mortgage guaranteed by U.S. government agencies	4,260	6,694	10,954	—	—	230	230	11,184
Home equity	—	—	—	—	—	1,276	1,276	1,276
Total residential mortgage	4,260	6,694	10,954	—	218	3,327	3,545	14,499

Consumer	—	—	—	—	—	33	33	33

Total	$4,260	$6,694	$10,954	$—	$3,760	$3,667	$7,427	$18,381

	Six Months Ended June 30, 2014
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	3,542	—	3,542	3,542
Manufacturing	—	—	—	—	3,000	—	3,000	3,000
Healthcare	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	26	26	26
Total commercial	—	—	—	—	6,542	26	6,568	6,568

Commercial real estate:
Residential construction and land development	—	—	—	—	422	307	729	729
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	422	307	729	729

Residential mortgage:
Permanent mortgage	—	—	—	—	348	2,062	2,410	2,410
Permanent mortgage guaranteed by U.S. government agencies	5,773	10,300	16,073	—	—	411	411	16,484
Home equity	—	—	—	—	—	1,564	1,564	1,564
Total residential mortgage	5,773	10,300	16,073	—	348	4,037	4,385	20,458

Consumer	—	—	—	—	—	46	46	46

Total	$5,773	$10,300	$16,073	$—	$7,312	$4,416	$11,728	$27,801

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during the three and six months ended June 30, 2013 by primary type of concession (in thousands):

	Three Months Ended June 30, 2013
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	1,140	—	1,140	1,140
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	1,140	—	1,140	1,140

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	612	—	612	612
Office	—	—	—	—	3,181	—	3,181	3,181
Multifamily	—	—	—	—	990	—	990	990
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	3,931	—	3,931	3,931
Total commercial real estate	—	—	—	—	8,714	—	8,714	8,714

Residential mortgage:
Permanent mortgage	—	—	—	—	—	1,132	1,132	1,132
Permanent mortgage guaranteed by U.S. government agencies	3,087	5,809	8,896	—	—	—	—	8,896
Home equity	—	—	—	—	—	1,798	1,798	1,798
Total residential mortgage	3,087	5,809	8,896	—	—	2,930	2,930	11,826

Consumer	—	—	—	—	—	777	777	777

Total	$3,087	$5,809	$8,896	$—	$9,854	$3,707	$13,561	$22,457

	Six Months Ended June 30, 2013
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	1,173	—	1,173	1,173
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	147	—	—	147	147
Total commercial	—	—	—	147	1,173	—	1,320	1,320

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	612	—	612	612
Office	—	—	—	—	3,181	—	3,181	3,181
Multifamily	—	—	—	—	990	—	990	990
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	3,931	—	3,931	3,931
Total commercial real estate	—	—	—	—	8,714	—	8,714	8,714

Residential mortgage:
Permanent mortgage	—	—	—	—	27	1,377	1,404	1,404
Permanent mortgage guaranteed by U.S. government agencies	8,694	8,949	17,643	—	—	—	—	17,643
Home equity	—	—	—	—	—	2,108	2,108	2,108
Total residential mortgage	8,694	8,949	17,643	—	27	3,485	3,512	21,155

Consumer	—	—	—	87	—	823	910	910

Total	$8,694	$8,949	$17,643	$234	$9,914	$4,308	$14,456	$32,099

The following table summarizes, by loan class, the recorded investment at June 30, 2014 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	1,020	1,020	—	1,020	1,020
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	3,000	3,000	—	3,369	3,369
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	4,020	4,020	—	4,389	4,389

Commercial real estate:
Residential construction and land development	—	422	422	—	422	422
Retail	—	459	459	—	459	459
Office	—	—	—	—	199	199
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	881	881	—	1,080	1,080

Residential mortgage:
Permanent mortgage	—	2,324	2,324	—	2,769	2,769
Permanent mortgage guaranteed by U.S. government agencies	20,492	383	20,875	20,912	383	21,295
Home equity	—	1,002	1,002	—	1,021	1,021
Total residential mortgage	20,492	3,709	24,201	20,912	4,173	25,085

Consumer	—	14	14	—	14	14

Total	$20,492	$8,624	$29,116	$20,912	$9,656	$30,568

A payment default is defined as being 30 days or more past due. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date.

The following table summarizes, by loan class, the recorded investment at June 30, 2013 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	2,007	2,007	—	2,007	2,007
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	33	33
Total commercial	—	2,007	2,007	—	2,040	2,040

Commercial real estate:
Residential construction and land development	—	6,889	6,889	—	6,889	6,889
Retail	—	612	612	—	612	612
Office	—	3,181	3,181	—	3,181	3,181
Multifamily	—	782	782	—	990	990
Industrial	—	—	—	—	—	—
Other real estate loans	—	3,398	3,398	—	3,931	3,931
Total commercial real estate	—	14,862	14,862	—	15,603	15,603

Residential mortgage:
Permanent mortgage	—	1,949	1,949	—	1,969	1,969
Permanent mortgage guaranteed by U.S. government agencies	22,784	—	22,784	26,767	—	26,767
Home equity	—	240	240	—	371	371
Total residential mortgage	22,784	2,189	24,973	26,767	2,340	29,107

Consumer	—	85	85	—	122	122

Total	$22,784	$19,143	$41,927	$26,767	$20,105	$46,872

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2014 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,416,139	$2,005	$25	$1,619	$2,419,788
Services	2,373,081	315	—	3,669	2,377,065
Wholesale/retail	1,312,255	11	—	5,885	1,318,151
Manufacturing	448,656	703	—	3,507	452,866
Healthcare	1,392,718	16	—	1,422	1,394,156
Other commercial and industrial	404,248	386	—	1,001	405,635
Total commercial	8,347,097	3,436	25	17,103	8,367,661

Commercial real estate:
Residential construction and land development	169,627	6	—	15,146	184,779
Retail	637,609	302	—	4,199	642,110
Office	390,626	—	—	3,591	394,217
Multifamily	677,403	—	—	—	677,403
Industrial	341,449	—	—	631	342,080
Other real estate loans	403,484	—	—	10,905	414,389
Total commercial real estate	2,620,198	308	—	34,472	2,654,978

Residential mortgage:
Permanent mortgage	977,897	10,079	—	32,952	1,020,928
Permanent mortgages guaranteed by U.S. government agencies	27,855	19,231	139,054	1,947	188,087
Home equity	787,863	1,855	41	9,441	799,200
Total residential mortgage	1,793,615	31,165	139,095	44,340	2,008,215

Consumer	394,246	992	1	765	396,004

Total	$13,155,156	$35,901	$139,121	$96,680	$13,426,858

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2013 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,347,267	$2,483	$150	$1,860	$2,351,760
Services	2,276,036	1,210	42	4,922	2,282,210
Wholesale/retail	1,193,905	338	152	6,969	1,201,364
Manufacturing	391,159	—	—	592	391,751
Healthcare	1,272,660	—	—	1,586	1,274,246
Other commercial and industrial	440,973	81	5	831	441,890
Total commercial	7,922,000	4,112	349	16,760	7,943,221

Commercial real estate:
Residential construction and land development	188,434	428	19	17,377	206,258
Retail	580,926	264	—	4,857	586,047
Office	404,505	603	—	6,391	411,499
Multifamily	576,495	—	—	7	576,502
Industrial	243,625	—	—	252	243,877
Other real estate loans	376,699	1,493	1,012	11,966	391,170
Total commercial real estate	2,370,684	2,788	1,031	40,850	2,415,353

Residential mortgage:
Permanent mortgage	1,018,670	9,795	—	34,279	1,062,744
Permanent mortgages guaranteed by U.S. government agencies	21,916	17,290	141,615	777	181,598
Home equity	797,299	3,087	34	7,264	807,684
Total residential mortgage	1,837,885	30,172	141,649	42,320	2,052,026

Consumer	379,417	1,027	1	1,219	381,664

Total	$12,509,986	$38,099	$143,030	$101,149	$12,792,264

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2013 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,382,377	$92	$—	$2,277	$2,384,746
Services	2,192,771	1,769	2,265	7,448	2,204,253
Wholesale/retail	1,168,686	—	157	6,700	1,175,543
Manufacturing	385,257	—	—	876	386,133
Healthcare	1,115,187	953	—	2,670	1,118,810
Other commercial and industrial	437,558	160	19	898	438,635
Total commercial	7,681,836	2,974	2,441	20,869	7,708,120

Commercial real estate:
Residential construction and land development	204,519	—	—	21,135	225,654
Retail	542,946	2,060	—	8,406	553,412
Office	451,730	—	—	7,828	459,558
Multifamily	492,306	1,699	—	6,447	500,452
Industrial	253,990	—	—	—	253,990
Other real estate loans	308,373	780	—	14,877	324,030
Total commercial real estate	2,253,864	4,539	—	58,693	2,317,096

Residential mortgage:
Permanent mortgage	1,054,435	8,689	—	32,747	1,095,871
Permanent mortgages guaranteed by U.S. government agencies	22,328	17,670	116,806	83	156,887
Home equity	776,872	2,451	—	7,704	787,027
Total residential mortgage	1,853,635	28,810	116,806	40,534	2,039,785

Consumer	371,243	2,482	19	2,037	375,781

Total	$12,160,578	$38,805	$119,266	$122,133	$12,440,782
(5) Acquisitions

On February 28, 2014, the Company acquired GTRUST Financial Corporation ("GTRUST"), a Topeka-based independent trust and asset management company with approximately $631 million of assets under management or custody at the date of acquisition.

On April 30, 2014, the Company acquired MBM Advisors, a Houston-based independent, full service retirement and pension plan investment firm and an SEC registered investment adviser with approximately $1.3 billion of assets under management at the date of acquisition.

The purchase price for these acquisitions totaled approximately $27 million including $23 million paid in cash and $4 million of contingent consideration. The purchase price allocation included $14 million of identifiable intangible assets and $18 million of goodwill. The pro-forma impact of these transactions was not material to the Company's consolidated financial statements.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2014		December 31, 2013		June 30, 2013
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$310,341	$319,508	$192,266	$193,584	$284,454	$280,962
Residential mortgage loan commitments	546,864	13,616	258,873	2,656	547,508	(1,709)
Forward sales contracts	828,739	(7,249)	435,867	4,306	740,752	21,804
		$325,875		$200,546		$301,057

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2014, December 31, 2013 or June 30, 2013. No credit losses were recognized on residential mortgage loans held for sale for the six month periods ended June 30, 2014 and 2013.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Production revenue:
Residential mortgages loan held for sale	$17,764	$17,763	$29,732	$47,998
Residential mortgage loan commitments	7,614	(15,052)	11,001	(14,442)
Forward sales contracts	(7,651)	23,645	(11,554)	22,710
Total production revenue	17,727	26,356	29,179	56,266
Servicing revenue	11,603	10,240	22,995	20,306
Total mortgage banking revenue	$29,330	$36,596	$52,174	$76,572

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Number of residential mortgage loans serviced for others	110,404	106,137	101,498
Outstanding principal balance of residential mortgage loans serviced for others	$14,626,291	$13,718,942	$12,741,651
Weighted average interest rate	4.36%	4.40%	4.47%
Remaining term (in months)	293	292	291

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2014 was as follows (in thousands):

	Purchased	Originated	Total
Balance, March 31, 2014	$14,790	$138,984	$153,774
Additions, net	—	13,172	13,172
Change in fair value due to loan runoff	(599)	(4,163)	(4,762)
Change in fair value due to market changes	(1,109)	(5,335)	(6,444)
Balance, June 30, 2014	$13,082	$142,658	$155,740

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2014 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2013	$15,935	$137,398	$153,333
Additions, net	—	21,816	21,816
Change in fair value due to loan runoff	(1,114)	(7,390)	(8,504)
Change in fair value due to market changes	(1,739)	(9,166)	(10,905)
Balance, June 30, 2014	$13,082	$142,658	$155,740

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2013 was as follows (in thousands):

	Purchased	Originated	Total
Balance, March 31, 2013	$13,203	$96,637	$109,840
Additions, net	—	14,499	14,499
Change in fair value due to loan runoff	(940)	(4,825)	(5,765)
Change in fair value due to market changes	3,319	10,996	14,315
Balance, June 30, 2013	$15,582	$117,307	$132,889

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2013 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2012	$12,976	$87,836	$100,812
Additions, net	—	25,932	25,932
Change in fair value due to loan runoff	(1,811)	(9,017)	(10,828)
Change in fair value due to market changes	4,417	12,556	16,973
Balance, June 30, 2013	$15,582	$117,307	$132,889

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	June 30, 2014	December 31, 2013	June 30, 2013
Discount rate – risk-free rate plus a market premium	10.20%	10.21%	10.25%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$60-$105	$60 - $105	$58 - $105
Delinquent loans	$150 - $500	$150 - $500	$135 - $500
Loans in foreclosure	$1,000-$4,250	$1,000 - $4,250	$875 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.69%	1.80%	1.56%

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at June 30, 2014 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$61,918	$65,639	$22,702	$5,481	$155,740
Outstanding principal of loans serviced for others	$5,682,055	$5,687,478	$2,187,993	$1,068,765	$14,626,291
Weighted average prepayment rate[1]	7.33%	8.26%	12.60%	28.53%	10.03%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At June 30, 2014, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $4.0 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $4.5 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at June 30, 2014 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$4,681,165	$36,913	$9,828	$31,543	$4,759,449
FNMA	4,628,707	25,380	7,206	20,149	4,681,442
GNMA	4,538,079	125,530	35,461	14,487	4,713,557
Other	458,621	6,382	1,922	4,918	471,843
Total	$14,306,572	$194,205	$54,417	$71,097	$14,626,291

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $181 million at June 30, 2014, $191 million at December 31, 2013 and $212 million at June 30, 2013. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $9 million at June 30, 2014, $10 million at December 31, 2013 and $11 million at June 30, 2013. At June 30, 2014, approximately 4% of the loans sold with recourse with an outstanding principal balance of $6.6 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5% with an outstanding balance of $10 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance	$9,066	$11,420	$9,562	$13,158
Provision for recourse losses	183	416	167	(348)
Loans charged off, net	(559)	(916)	(1,039)	(1,890)
Ending balance	$8,690	$10,920	$8,690	$10,920

The Company also has an off-balance sheet obligation to repurchase or provide indemnification for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements. The Company has established an accrual for credit losses related to potential loan repurchases under representations and warranties that is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings. The level of repurchases and indemnifications related to standard representations and warranties has remained low. The Company repurchased nine loans from the agencies for $1.3 million during the second quarter of 2014. There were two indemnifications on loans paid during the second quarter of 2014. Losses recognized on indemnifications and repurchases were insignificant.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	June 30, 2014	June 30, 2013
Number of unresolved deficiency requests	188	464
Aggregate outstanding principal balance subject to unresolved deficiency requests	$16,497	$55,517
Unpaid principal balance subject to indemnification by the Company	2,248	1,774

The activity in the accrual for credit losses related to potential loan repurchases and indemnifications under representations and warranties is summarized as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance	$7,877	$5,877	$8,845	$5,291
Provision for repurchase losses	(2,229)	453	(3,071)	1,429
Losses on repurchases and indemnifications, net	(75)	(149)	(201)	(539)
Ending balance	$5,573	$6,181	$5,573	$6,181

(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension expense of $149 thousand and $500 thousand for the three months ended June 30, 2014 and 2013, respectively and $297 thousand and $1.0 million for the six months ended June 30, 2014 and 2013, respectively. The Company made no Pension Plan contributions during the three and six months ended June 30, 2014 and 2013.

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

BOK Financial currently owns 251,837 Visa Class B shares which are convertible into 105,992 shares of Visa Class A shares after the final settlement of all covered litigation. Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. Therefore, no value has been currently assigned to the Class B shares and no value may be assigned until the Class B shares are converted into a known number of Class A shares.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $6.0 million at June 30, 2014. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

A summary of consolidated and unconsolidated alternative investments as of June 30, 2014, December 31, 2013 and June 30, 2013 is as follows (in thousands):

	June 30, 2014
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$27,834	$—	$—	$23,112
Tax credit entities	10,000	13,137	—	10,964	10,000
Other	—	7,112	—	—	2,017
Total consolidated	$10,000	$48,083	$—	$10,964	$35,129

Unconsolidated:
Tax credit entities	$19,855	$95,251	$30,782	$—	$—
Other	—	6,321	1,657	—	—
Total unconsolidated	$19,855	$101,572	$32,439	$—	$—

	December 31, 2013
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$27,341	$—	$—	$23,036
Tax credit entities	10,000	13,448	—	10,964	9,869
Other	—	9,178	—	—	2,019
Total consolidated	$10,000	$49,967	$—	$10,964	$34,924

Unconsolidated:
Tax credit entities	$27,319	$90,260	$35,776	$—	$—
Other	—	9,257	1,681	—	—
Total unconsolidated	$27,319	$99,517	$37,457	$—	$—

	June 30, 2013
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$28,379	$—	$—	$23,418
Tax credit entities	10,000	13,706	—	10,964	10,000
Other	—	8,483	—	—	1,827
Total consolidated	$10,000	$50,568	$—	$10,964	$35,245

Unconsolidated:
Tax credit entities	$26,851	$86,327	$37,864	$—	$—
Other	—	9,371	1,775	—	—
Total unconsolidated	$26,851	$95,698	$39,639	$—	$—
Other Commitments and Contingencies

At June 30, 2014, Cavanal Hill Funds’ assets included $991 million of U.S. Treasury, $1.1 billion of cash management and $241 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at June 30, 2014. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2014 or 2013.

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

The Company agreed to guarantee rents totaling $29 million through September of 2017 to the City of Tulsa as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $10 million at June 30, 2014. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City of Tulsa through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.

(9) Shareholders' Equity

On July 29, 2014, the Company declared a a quarterly cash dividend of $0.40 per common share on or about August 29, 2014 to shareholders of record as of August 15, 2014.

Dividends declared were $0.40 and $0.80 per share during the three and six months ended June 30, 2014, respectively. Dividends declared were $0.38 and $0.76 per share during the three and six months ended June 30, 2013, respectively.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2012	$155,553	$3,078	$(8,296)	$(415)	$149,920
Net change in unrealized gain (loss)	(204,545)	—	—	—	(204,545)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(2,021)	—	—	(2,021)
Interest expense, Subordinated debentures	—	—	—	124	124
Net impairment losses recognized in earnings	799	—	—	—	799
Gain on available for sale securities, net	(8,608)	—	—	—	(8,608)
Other comprehensive income (loss), before income taxes	(212,354)	(2,021)	—	124	(214,251)
Federal and state income taxes[1]	82,605	788	—	(48)	83,345
Other comprehensive income (loss), net of income taxes	(129,749)	(1,233)	—	76	(130,906)
Balance, June 30, 2013	$25,804	$1,845	$(8,296)	$(339)	$19,014

Balance, December 31, 2013	$(23,175)	$1,118	$(3,311)	$(255)	$(25,623)
Net change in unrealized gains (losses)	124,653	—	(2)	—	124,651
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(736)	—	—	(736)
Interest expense, Subordinated debentures	—	—	—	154	154
Gain on available for sale securities, net	(1,244)	—	—	—	(1,244)
Other comprehensive income (loss), before income taxes	123,409	(736)	(2)	154	122,825
Federal and state income taxes[1]	(48,013)	286	1	(60)	(47,786)
Other comprehensive income (loss), net of income taxes	75,396	(450)	(1)	94	75,039
Balance, June 30, 2014	$52,221	$668	$(3,312)	$(161)	$49,416

[1]	Calculated using a 39% effective tax rate.

(10)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$75,895	$79,931	$152,485	$167,895
Less: Earnings allocated to participating securities	884	854	1,579	1,825
Numerator for basic earnings per share – income available to common shareholders	75,011	79,077	150,906	166,070
Effect of reallocating undistributed earnings of participating securities	1	2	2	4
Numerator for diluted earnings per share – income available to common shareholders	$75,012	$79,079	$150,908	$166,074

Denominator:
Weighted average shares outstanding	69,162,724	68,719,694	69,031,961	68,645,247
Less: Participating securities included in weighted average shares outstanding	802,779	725,872	713,272	740,648
Denominator for basic earnings per common share	68,359,945	67,993,822	68,318,689	67,904,599
Dilutive effect of employee stock compensation plans[1]	151,433	218,675	157,113	222,152
Denominator for diluted earnings per common share	68,511,378	68,212,497	68,475,802	68,126,751

Basic earnings per share	$1.10	$1.16	$2.21	$2.45
Diluted earnings per share	$1.10	$1.16	$2.20	$2.44
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	—	—

(11)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$95,018	$24,170	$5,765	$41,144	$166,097
Net interest revenue (expense) from internal sources	(7,857)	4,666	$4,719	(1,528)	—
Net interest revenue	87,161	28,836	10,484	39,616	166,097
Provision for credit losses	(2,812)	1,345	19	1,448	—
Net interest revenue after provision for credit losses	89,973	27,491	10,465	38,168	166,097
Other operating revenue	44,836	51,256	65,527	950	162,569
Other operating expense	50,922	49,087	55,156	59,542	214,707
Net direct contribution	83,887	29,660	20,836	(20,424)	113,959
Corporate expense allocations	18,367	16,911	12,388	(47,666)	—
Net income before taxes	65,520	12,749	8,448	27,242	113,959
Federal and state income taxes	25,487	4,959	3,286	3,498	37,230
Net income	40,033	7,790	5,162	23,744	76,729
Net income attributable to non-controlling interests	—	—	—	834	834
Net income attributable to BOK Financial Corp. shareholders	$40,033	$7,790	$5,162	$22,910	$75,895

Average assets	$11,243,678	$5,668,256	$4,556,825	$6,018,062	$27,486,821
Average invested capital	937,085	276,294	214,936	1,748,409	3,176,724

Performance measurements:
Return on average assets	1.43%	0.55%	0.45%		1.11%
Return on average invested capital	17.14%	11.31%	9.63%		9.58%
Efficiency ratio	38.52%	55.11%	72.29%		63.62%

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$186,037	$48,826	$11,604	$82,272	$328,739
Net interest revenue (expense) from internal sources	(16,714)	8,860	$9,403	(1,549)	—
Net interest revenue	169,323	57,686	21,007	80,723	328,739
Provision for credit losses	(6,043)	2,201	(26)	3,868	—
Net interest revenue after provision for credit losses	175,366	55,485	21,033	76,855	328,739
Other operating revenue	85,525	94,668	119,787	(405)	299,575
Other operating expense	100,310	90,932	104,403	104,166	399,811
Net direct contribution	160,581	59,221	36,417	(27,716)	228,503
Corporate expense allocations	35,653	32,750	23,810	(92,213)	—
Net income before taxes	124,928	26,471	12,607	64,497	228,503
Federal and state income taxes	48,597	10,297	4,904	10,933	74,731
Net income	76,331	16,174	7,703	53,564	153,772
Net income attributable to non-controlling interests	—	—	—	1,287	1,287
Net income attributable to BOK Financial Corp. shareholders	$76,331	$16,174	$7,703	$52,277	$152,485

Average assets	$11,100,687	$5,642,181	$4,589,141	$6,031,471	$27,363,480
Average invested capital	934,768	279,897	208,909	1,717,523	3,141,097

Performance measurements:
Return on average assets	1.39%	0.58%	0.34%		1.12%
Return on average invested capital	16.47%	11.65%	7.44%		9.79%
Efficiency ratio	39.07%	53.74%	73.72%		61.74%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$90,551	$24,830	$6,512	$46,999	$168,892
Net interest revenue (expense) from internal sources	(9,389)	5,167	5,107	(885)	—
Net interest revenue	81,162	29,997	11,619	46,114	168,892
Provision for credit losses	86	1,402	931	(2,419)	—
Net interest revenue after provision for credit losses	81,076	28,595	10,688	48,533	168,892
Other operating revenue	43,330	62,309	55,287	2,414	163,340
Other operating expense	47,342	47,151	51,440	64,988	210,921
Net direct contribution	77,064	43,753	14,535	(14,041)	121,311
Corporate expense allocations	18,080	14,690	13,019	(45,789)	—
Net income before taxes	58,984	29,063	1,516	31,748	121,311
Federal and state income taxes	22,945	11,306	590	6,582	41,423
Net income	36,039	17,757	926	25,166	79,888
Net loss attributable to non-controlling interests	—	—	—	(43)	(43)
Net income attributable to BOK Financial Corp. shareholders	$36,039	$17,757	$926	$25,209	$79,931

Average assets	$10,363,144	$5,695,096	$4,544,061	$7,057,023	$27,659,324
Average invested capital	899,087	297,674	206,219	1,624,674	3,027,654

Performance measurements:
Return on average assets	1.39%	1.25%	0.08%		1.16%
Return on average invested capital	16.08%	23.93%	1.80%		10.59%
Efficiency ratio	37.96%	49.26%	76.87%		63.11%

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$181,433	$48,925	$12,991	$96,995	$340,344
Net interest revenue (expense) from internal sources	(18,534)	10,650	10,403	(2,519)	—
Net interest revenue	162,899	59,575	23,394	94,476	340,344
Provision for credit losses	1,107	2,332	1,449	(12,888)	(8,000)
Net interest revenue after provision for credit losses	161,792	57,243	21,945	107,364	348,344
Other operating revenue	84,781	122,108	106,778	10,359	324,026
Other operating expense	94,002	92,159	98,562	130,181	414,904
Net direct contribution	152,571	87,192	30,161	(12,458)	257,466
Corporate expense allocations	36,079	28,859	25,559	(90,497)	—
Net income before taxes	116,492	58,333	4,602	78,039	257,466
Federal and state income taxes	45,315	22,692	1,790	18,722	88,519
Net income	71,177	35,641	2,812	59,317	168,947
Net income attributable to non-controlling interests	—	—	—	1,052	1,052
Net income attributable to BOK Financial Corp. shareholders	$71,177	$35,641	$2,812	$58,265	$167,895

Average assets	$10,486,544	$5,709,446	$4,615,169	$6,775,621	$27,586,780
Average invested capital	895,748	297,375	204,161	1,615,544	3,012,828

Performance measurements:
Return on average assets	1.37%	1.26%	0.12%		1.23%
Return on average invested capital	16.02%	24.17%	2.78%		11.24%
Efficiency ratio	37.89%	47.91%	75.24%		62.07%

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable inputs during the six months ended June 30, 2014 and 2013, respectively.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2014, December 31, 2013 or June 30, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of June 30, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$19,027	$—	$19,027	$—
U.S. agency residential mortgage-backed securities	13,540	—	13,540	—
Municipal and other tax-exempt securities	32,950	—	32,950	—
Other trading securities	35,580	—	35,580	—
Total trading securities	101,097	—	101,097	—
Available for sale securities:
U.S. Treasury	1,024	1,024	—	—
Municipal and other tax-exempt	64,970	—	54,525	10,445
U.S. agency residential mortgage-backed securities	7,259,504	—	7,259,504	—
Privately issued residential mortgage-backed securities	179,042	—	179,042	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,115,295	—	2,115,295	—
Other debt securities	34,528	—	30,297	4,231
Perpetual preferred stock	24,730	—	24,730	—
Equity securities and mutual funds	20,053	5,106	14,947	—
Total available for sale securities	9,699,146	6,130	9,678,340	14,676
Fair value option securities:
U.S. agency residential mortgage-backed securities	181,205	—	181,205	—
Other securities	4,469	—	4,469	—
Total fair value option securities	185,674	—	185,674	—
Residential mortgage loans held for sale	325,875	—	325,875	—
Mortgage servicing rights[1]	155,740	—	—	155,740
Derivative contracts, net of cash collateral[2]	357,680	800	356,880	—
Other assets – private equity funds	27,834	—	—	27,834
Liabilities:
Derivative contracts, net of cash collateral[2]	297,851	—	297,851	—

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

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$34,120	$—	$34,120	$—
U.S. agency residential mortgage-backed securities	21,011	—	21,011	—
Municipal and other tax-exempt securities	27,350	—	27,350	—
Other trading securities	9,135	—	9,135	—
Total trading securities	91,616	—	91,616	—
Available for sale securities:
U.S. Treasury	1,042	1,042	—	—
Municipal and other tax-exempt	73,775	—	55,970	17,805
U.S. agency residential mortgage-backed securities	7,716,010	—	7,716,010	—
Privately issued residential mortgage-backed securities	221,099	—	221,099	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,055,804	—	2,055,804	—
Other debt securities	35,241	—	30,529	4,712
Perpetual preferred stock	22,863	—	22,863	—
Equity securities and mutual funds	21,328	—	17,121	4,207
Total available for sale securities	10,147,162	1,042	10,119,396	26,724
Fair value option securities:
U.S. agency residential mortgage-backed securities	157,431	—	157,431	—
Other securities	9,694	—	9,694	—
Total fair value option securities	167,125	—	167,125	—
Residential mortgage loans held for sale	200,546	—	200,546	—
Mortgage servicing rights[1]	153,333	—	—	153,333
Derivative contracts, net of cash collateral[2]	265,012	2,712	262,300	—
Other assets – private equity funds	27,341	—	—	27,341
Liabilities:
Derivative contracts, net of cash collateral[2]	247,185	—	247,185	—

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

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of June 30, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$60,713	$—	$60,713	$—
U.S. agency residential mortgage-backed securities	43,858	—	43,858	—
Municipal and other tax-exempt securities	53,819	—	53,819	—
Other trading securities	32,201	—	32,201	—
Total trading securities	190,591	—	190,591	—
Available for sale securities:
U.S. Treasury	1,060	1,060	—	—
Municipal and other tax-exempt	95,103	—	56,256	38,847
U.S. agency residential mortgage-backed securities	8,372,795	—	8,372,795	—
Privately issued residential mortgage-backed securities	297,175	—	297,175	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,846,943	—	1,846,943	—
Other debt securities	35,894	—	30,701	5,193
Perpetual preferred stock	25,583	—	25,583	—
Equity securities and mutual funds	23,521	5,119	16,155	2,247
Total available for sale securities	10,698,074	6,179	10,645,608	46,287
Fair value option securities:
U.S. agency residential mortgage-backed securities	203,816	—	203,816	—
Other securities	1,940	—	1,940	—
Total fair value option securities	205,756	—	205,756	—
Residential mortgage loans held for sale	301,057	—	301,057	—
Mortgage servicing rights[1]	132,889	—	—	132,889
Derivative contracts, net of cash collateral[2]	546,206	17,588	528,618	—
Other assets – private equity funds	28,379	—	—	28,379
Liabilities:
Derivative contracts, net of cash collateral[2]	521,991	—	521,991	—

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

The following represents the changes for the three months ended June 30, 2014 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, March 31, 2014	$15,523	$4,712	$—	$27,466
Transfer to Level 3 from Level 2	—	—	—	—
Purchases and capital calls	—	—	—	220
Redemptions and distributions	(5,165)	(500)	—	(2,076)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	—	2,223
Loss on available for sale securities, net	(157)	—	—	—
Charitable contributions to BOKF Foundation	—	—	—	—
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	244	19	—	—
Balance, June 30, 2014	$10,445	$4,231	$—	$27,833

The following represents the changes for the six months ended June 30, 2014 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, December 31, 2013	$17,805	$4,712	$4,207	$27,341
Transfer to Level 3 from Level 2	—	—	—	—
Purchases and capital calls	—	—	—	425
Redemptions and distributions	(7,487)	(500)	—	(3,181)
Gain (loss) recognized in earnings:
Gain on other assets, net	—	—	—	3,248
Loss on available for sale securities, net	(235)	—	—	—
Charitable contributions to BOKF Foundation	—	—	(2,420)	—
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	362	19	(1,787)	—
Balance, June 30, 2014	$10,445	$4,231	$—	$27,833

The following represents the changes for the six months ended June 30, 2013 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, March 31, 2013	$39,007	$5,193	$2,472	$29,216
Transfer to Level 3 from Level 2	—	—	—	—
Purchases, and capital calls	—	—	—	148
Redemptions and distributions	—	—	—	(1,005)
Gain (loss) recognized in earnings
Gain on other assets, net	—	—	—	20
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	(160)	—	(225)	—
Balance, June 30, 2013	$38,847	$5,193	$2,247	$28,379

The following represents the changes for the three months ended June 30, 2013 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, December 31, 2012	$40,702	$5,399	$2,161	$28,169
Transfer to Level 3 from Level 2	—	—	—	—
Purchases, and capital calls	—	—	—	640
Redemptions and distributions	(98)	—	—	(1,835)
Gain (loss) recognized in earnings
Gain on other assets, net	—	—	—	1,405
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	(1,757)	(206)	86	—
Balance, June 30, 2013	$38,847	$5,193	$2,247	$28,379

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2014 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,970	$10,903	$10,445	Discounted cash flows	[1]	Interest rate spread	4.91%-5.21% (5.17%)	[2]
							95.11%-96.13% (95.38%)	[3]
Other debt securities	4,400	4,400	4,231	Discounted cash flows	[1]	Interest rate spread	4.38%-5.65% (5.51%)	[4]
							95.11% - 95.28 (95.17%)	[3]

Other assets - private equity funds	N/A	N/A	27,834	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 480 to 508 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

The fair value of these securities measured at fair value using significant unobservable inputs are sensitive primarily to changes in interest rate spreads. At June 30, 2014, for tax-exempt securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yields for comparable securities would result in an additional decrease in the fair value of $101 thousand. For taxable securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yield for comparable securities would result in an additional decrease in the fair value of $41 thousand.

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

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2013 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements
	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$28,470	$28,375	$27,116	Discounted cash flows	[1]	Interest rate spread	4.99%-5.49% (5.24%)	[2]
							95.01%-95.60% (95.25%)	[3]
Below investment grade	17,000	12,384	11,731	Discounted cash flows	[1]	Interest rate spread	9.15%-11.19% (9.87%)	[4]
							68.91%-69.09% (69.01%)	[3]
Total municipal and other tax-exempt securities	45,470	40,759	38,847
Other debt securities	5,400	5,400	5,193	Discounted cash flows	[1]	Interest rate spread	4.41%-5.69% (5.48%)	[5]
							96.13% - 96.16 (96.16%)	[3]
Equity securities and mutual funds	N/A	2,420	2,247	Tangible book value per share of publicly traded financial institutions of similar size, less liquidity discount.		Peer group tangible book per share and liquidity discount.	N/A	[7]

Other assets - private equity funds	N/A	N/A	28,379	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 457 to 520 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value

[4]	Interest rate yields determined using a spread of 700 basis points over comparable municipal securities of varying durations.

[5]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

[6]	Amortized cost reduced by other-than-temporary impairments recorded in earnings. See Note 2 for additional discussion.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2014 for which the fair value was adjusted during the six months ended June 30, 2014:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2014			Three Months Ended June 30, 2014 Recognized in:		Six Months Ended June 30, 2014 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$5,182	$65	$949	$—	$1,627	$—
Real estate and other repossessed assets	—	8,303	27	—	(21)	—	1,308

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2013 for which the fair value was adjusted during the six months ended June 30, 2013:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2013			Three Months Ended June 30, 2013 Recognized in:		Six Months Ended June 30, 2013 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$10,245	$4,930	$5,060	$—	$6,601	$—
Real estate and other repossessed assets	—	7,949	271	—	863	—	1,014

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2014 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$65	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	$27	Listing value, less cost to sell	Marketability adjustment off appraised value	77%[1]

[1]	Marketability adjustments include consideration of estimated costs to sell, which is approximately 10% of fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2013 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$4,930	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	271	Listing value, less cost to sell	Marketability adjustments off appraised value	71%-81% (76%)[1]

[1]	Marketability adjustments include consideration of estimated costs to sell, which is approximately 15% of fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2014 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$615,479				$615,479
Interest-bearing cash and cash equivalents	732,395				732,395
Trading securities:
U.S. Government agency debentures	19,027				19,027
U.S. agency residential mortgage-backed securities	13,540				13,540
Municipal and other tax-exempt securities	32,950				32,950
Other trading securities	35,580				35,580
Total trading securities	101,097				101,097
Investment securities:
Municipal and other tax-exempt	425,221				429,051
U.S. agency residential mortgage-backed securities	41,973				44,176
Other debt securities	182,743				197,584
Total investment securities	649,937				670,811
Available for sale securities:
U.S. Treasury	1,024				1,024
Municipal and other tax-exempt	64,970				64,970
U.S. agency residential mortgage-backed securities	7,259,504				7,259,504
Privately issued residential mortgage-backed securities	179,042				179,042
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,115,295				2,115,295
Other debt securities	34,528				34,528
Perpetual preferred stock	24,730				24,730
Equity securities and mutual funds	20,053				20,053
Total available for sale securities	9,699,146				9,699,146
Fair value option securities:
U.S. agency residential mortgage-backed securities	181,205				181,205
Other securities	4,469				4,469
Total fair value option securities	185,674				185,674
Residential mortgage loans held for sale	325,875				325,875
Loans:
Commercial	8,367,661	0.16% - 30.00%	0.67	0.55% - 4.28%	8,244,031
Commercial real estate	2,654,978	0.38% - 18.00%	0.83	1.14% - 3.59%	2,635,903
Residential mortgage	2,008,215	1.20% - 18.00%	2.49	0.55% - 4.18%	2,043,551
Consumer	396,004	0.38% - 21.00%	0.49	1.07% - 3.79%	39,038
Total loans	13,426,858				12,962,523
Allowance for loan losses	(190,690)				—
Loans, net of allowance	13,236,168				12,962,523
Mortgage servicing rights	155,740				155,740
Derivative instruments with positive fair value, net of cash margin	357,680				357,680
Other assets – private equity funds	27,834				27,834
Deposits with no stated maturity	17,956,038				17,956,038
Time deposits	2,615,826	0.03% - 9.64%	2.07	0.74% - 1.29%	2,623,086
Other borrowed funds	3,009,610	0.25% - 6.80%	—	0.09% - 2.62%	2,984,331
Subordinated debentures	347,890	0.91% - 5.00%	2.16	2.20%	344,717
Derivative instruments with negative fair value, net of cash margin	297,851				297,851

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2013 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$512,931				$512,931
Interest-bearing cash and cash equivalents	574,282				574,282
Trading securities:
U.S. Government agency debentures	34,120				34,120
U.S. agency residential mortgage-backed securities	21,011				21,011
Municipal and other tax-exempt securities	27,350				27,350
Other trading securities	9,135				9,135
Total trading securities	91,616				91,616
Investment securities:
Municipal and other tax-exempt	440,187				439,870
U.S. agency residential mortgage-backed securities	50,182				51,864
Other debt securities	187,509				195,393
Total investment securities	677,878				687,127
Available for sale securities:
U.S. Treasury	1,042				1,042
Municipal and other tax-exempt	73,775				73,775
U.S. agency residential mortgage-backed securities	7,716,010				7,716,010
Privately issued residential mortgage-backed securities	221,099				221,099
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,055,804				2,055,804
Other debt securities	35,241				35,241
Perpetual preferred stock	22,863				22,863
Equity securities and mutual funds	21,328				21,328
Total available for sale securities	10,147,162				10,147,162
Fair value option securities:
U.S. agency residential mortgage-backed securities	157,431				157,431
Other securities	9,694				9,694
Total fair value option securities	167,125				167,125
Residential mortgage loans held for sale	200,546				200,546
Loans:
Commercial	7,943,221	0.04% - 30.00%	0.49	0.48% - 4.33%	7,835,325
Commercial real estate	2,415,353	0.38% - 18.00%	0.78	1.21% - 3.49%	2,394,443
Residential mortgage	2,052,026	0.38% - 18.00%	2.63	0.59% - 4.73%	2,068,690
Consumer	381,664	0.38% - 21.00%	0.55	1.22% - 3.75%	375,962
Total loans	12,792,264				12,674,420
Allowance for loan losses	(185,396)				—
Loans, net of allowance	12,606,868				12,674,420
Mortgage servicing rights	153,333				153,333
Derivative instruments with positive fair value, net of cash margin	265,012				265,012
Other assets – private equity funds	27,341				27,341
Deposits with no stated maturity	17,573,334				17,573,334
Time deposits	2,695,993	0.01% - 9.64%	2.12	0.75% - 1.33%	2,697,290
Other borrowed funds	2,721,888	0.25% - 4.78%	0.03	0.08% - 2.64%	2,693,788
Subordinated debentures	347,802	0.95% - 5.00%	2.63	2.22%	344,783
Derivative instruments with negative fair value, net of cash margin	247,185				247,185

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2013 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$507,551				$507,551
Interest-bearing cash and cash equivalents	570,836				570,836
Trading securities:
U.S. Government agency debentures	60,713				60,713
U.S. agency residential mortgage-backed securities	43,858				43,858
Municipal and other tax-exempt securities	53,819				53,819
Other trading securities	32,201				32,201
Total trading securities	190,591				190,591
Investment securities:
Municipal and other tax-exempt	375,317				371,690
U.S. agency residential mortgage-backed securities	64,172				66,796
Other debt securities	176,301				187,219
Total investment securities	615,790				625,705
Available for sale securities:
U.S. Treasury	1,060				1,060
Municipal and other tax-exempt	95,103				95,103
U.S. agency residential mortgage-backed securities	8,372,795				8,372,795
Privately issued residential mortgage-backed securities	297,175				297,175
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,846,943				1,846,943
Other debt securities	35,894				35,894
Perpetual preferred stock	25,583				25,583
Equity securities and mutual funds	23,521				23,521
Total available for sale securities	10,698,074				10,698,074
Fair value option securities:
U.S. agency residential mortgage-backed securities	203,816				203,816
Other securities	1,940				1,940
Total fair value option securities	205,756				205,756
Residential mortgage loans held for sale	301,057				301,057
Loans:
Commercial	7,708,120	0.25% - 30.00%	0.63	0.59% - 4.19%	7,638,327
Commercial real estate	2,317,096	0.38% - 18.00%	0.83	1.23% - 3.47%	2,288,188
Residential mortgage	2,039,785	0.38% - 18.00%	3.64	0.70% - 4.46%	2,038,375
Consumer	375,781	0.38% - 21.00%	0.35	1.26% - 3.74%	369,375
Total loans	12,440,782				12,334,265
Allowance for loan losses	(203,124)				—
Loans, net of allowance	12,237,658				12,334,265
Mortgage servicing rights	132,889				132,889
Derivative instruments with positive fair value, net of cash margin	546,206				546,206
Other assets – private equity funds	28,379				28,379
Deposits with no stated maturity	16,728,258				16,728,258
Time deposits	2,767,972	0.03% - 9.64%	2.02	0.76% - 1.30%	2,781,202
Other borrowed funds	4,073,915	0.25% - 5.25%	—	0.07% - 2.66%	4,034,685
Subordinated debentures	347,716	0.97% - 5.00%	3.10	2.24%	345,201
Derivative instruments with negative fair value, net of cash margin	521,991				521,991

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $164 million at June 30, 2014, $157 million at December 31, 2013 and $161 million at June 30, 2013.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at June 30, 2014, December 31, 2013 or June 30, 2013.
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

(13) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Amount:
Federal statutory tax	$39,886	$42,459	$79,976	$90,113
Tax exempt revenue	(2,099)	(1,803)	(4,090)	(3,545)
Effect of state income taxes, net of federal benefit	2,457	3,122	5,327	6,500
Utilization of tax credits	(2,836)	(1,826)	(5,466)	(3,548)
Bank-owned life insurance	(784)	(993)	(1,552)	(1,878)
Charitable contributions to BOKF Foundation	—	—	(427)	—
Other, net	606	464	963	877
Total	$37,230	$41,423	$74,731	$88,519

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Percent of pretax income:
Federal statutory tax	35%	35%	35%	35%
Tax exempt revenue	(2)	(1)	(2)	(1)
Effect of state income taxes, net of federal benefit	3	3	3	2
Utilization of tax credits	(2)	(2)	(2)	(1)
Bank-owned life insurance	(1)	(1)	(1)	(1)
Charitable contributions to BOKF Foundation	—	—	—	—
Other, net	—	—	—	—
Total	33%	34%	33%	34%
(14) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2014 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$592,543	$648	0.22%	$398,233	$462	0.23%
Trading securities	104,363	1,058	2.60%	172,163	1,536	2.27%
Investment securities
Taxable	229,569	6,477	5.64%	251,717	7,402	5.88%
Tax-exempt	435,669	3,594	1.65%	321,349	3,051	2.10%
Total investment securities	665,238	10,071	3.03%	573,066	10,453	3.85%
Available for sale securities
Taxable	9,842,763	93,713	1.92%	11,059,419	106,367	2.02%
Tax-exempt	95,413	1,742	3.76%	116,382	1,920	3.49%
Total available for sale securities	9,938,176	95,455	1.94%	11,175,801	108,287	2.03%
Fair value option securities	165,097	1,645	1.96%	233,921	2,201	1.99%
Restricted equity securities	91,158	2,272	4.98%	112,559	2,327	4.13%
Residential mortgage loans held for sale	202,346	4,113	4.10%	239,521	4,086	3.46%
Loans[2]	13,107,068	251,843	3.87%	12,251,347	252,737	4.16%
Allowance for loan losses	(188,160)			(210,392)
Loans, net of allowance	12,918,908	251,843	3.93%	12,040,955	252,737	4.23%
Total earning assets	24,677,829	367,105	3.00%	24,946,219	382,089	3.15%
Receivable on unsettled securities sales	111,750			157,145
Cash and other assets	2,573,901			2,483,416
Total assets	$27,363,480			$27,586,780
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,875,769	$5,048	0.10%	$9,669,248	$5,908	0.12%
Savings	346,070	204	0.12%	305,923	240	0.16%
Time	2,661,106	20,511	1.55%	2,866,003	22,642	1.59%
Total interest-bearing deposits	12,882,945	25,763	0.40%	12,841,174	28,790	0.45%
Funds purchased	797,107	268	0.07%	971,630	569	0.12%
Repurchase agreements	844,401	333	0.08%	848,862	275	0.07%
Other borrowings	1,167,547	2,301	0.40%	1,521,505	2,486	0.33%
Subordinated debentures	347,846	4,347	2.52%	347,675	4,359	2.53%
Total interest-bearing liabilities	16,039,846	33,012	0.42%	16,530,846	36,479	0.45%
Non-interest bearing demand deposits	7,484,096			6,945,202
Due on unsettled securities	141,547			497,127
Other liabilities	556,894			600,778
Total equity	3,141,097			3,012,828
Total liabilities and equity	$27,363,480			$27,586,781
Tax-equivalent Net Interest Revenue		$334,093	2.58%		$345,610	2.70%
Tax-equivalent Net Interest Revenue to Earning Assets			2.73%			2.85%
Less tax-equivalent adjustment		5,354			5,266
Net Interest Revenue		328,739			340,344
Reduction of allowance for credit losses		—			(8,000)
Other operating revenue		299,575			324,024
Other operating expense		399,811			414,902
Income before taxes		228,503			257,466
Federal and state income tax		74,731			88,519
Net income before non-controlling interest		153,772			168,947
Net income (loss) attributable to non-controlling interest		1,287			1,052
Net income attributable to BOK Financial Corp. shareholders		$152,485			$167,895
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$2.21			$2.45
Diluted		$2.20			$2.44

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	June 30, 2014			March 31, 2014
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$635,140	$383	0.24%	$549,473	$265	0.20%
Trading securities	116,186	527	2.40%	92,409	531	2.85%
Investment securities
Taxable	226,528	3,195	5.64%	232,646	3,282	5.64%
Tax-exempt	432,265	1,764	1.63%	439,110	1,830	1.67%
Total investment securities	658,793	4,959	3.01%	671,756	5,112	3.04%
Available for sale securities
Taxable	9,706,965	46,458	1.94%	9,980,069	47,255	1.90%
Tax-exempt	93,969	1,007	4.44%	96,873	735	3.11%
Total available for sale securities	9,800,934	47,465	1.96%	10,076,942	47,990	1.91%
Fair value option securities	164,684	794	1.94%	165,515	851	1.99%
Restricted equity securities	97,016	1,275	5.26%	85,234	997	4.68%
Residential mortgage loans held for sale	219,308	2,523	4.63%	185,196	1,590	3.46%
Loans[2]	13,264,461	127,508	3.85%	12,947,926	124,335	3.89%
Allowance for loan losses	(189,329)			(186,979)
Loans, net of allowance	13,075,132	127,508	3.91%	12,760,947	124,335	3.95%
Total earning assets	24,767,193	185,434	3.02%	24,587,472	181,671	2.99%
Receivable on unsettled securities sales	108,825			114,708
Cash and other assets	2,610,803			2,536,588
Total assets	$27,486,821			$27,238,768
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,850,991	$2,489	0.10%	$9,900,823	$2,559	0.10%
Savings	355,459	106	0.12%	336,576	98	0.12%
Time	2,636,444	10,182	1.55%	2,686,041	10,329	1.56%
Total interest-bearing deposits	12,842,894	12,777	0.40%	12,923,440	12,986	0.41%
Funds purchased	574,926	107	0.07%	1,021,755	161	0.06%
Repurchase agreements	914,892	182	0.08%	773,127	151	0.08%
Other borrowings	1,294,932	1,279	0.40%	1,038,747	1,022	0.40%
Subordinated debentures	347,868	2,189	2.52%	347,824	2,158	2.52%
Total interest-bearing liabilities	15,975,512	16,534	0.42%	16,104,893	16,478	0.41%
Non-interest bearing demand deposits	7,654,225			7,312,076
Due on unsettled securities	166,521			116,295
Other liabilities	513,839			600,430
Total equity	3,176,724			3,105,074
Total liabilities and equity	$27,486,821			$27,238,768
Tax-equivalent Net Interest Revenue		$168,900	2.60%		$165,193	2.58%
Tax-equivalent Net Interest Revenue to Earning Assets			2.75%			2.71%
Less tax-equivalent adjustment		2,803			2,551
Net Interest Revenue		166,097			162,642
Reduction of allowance for credit losses		—			—
Other operating revenue		162,569			137,006
Other operating expense		214,707			185,104
Income before taxes		113,959			114,544
Federal and state income tax		37,230			37,501
Net income before non-controlling interest		76,729			77,043
Net income (loss) attributable to non-controlling interest		834			453
Net income attributable to BOK Financial Corp. shareholders		$75,895			$76,590
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.10			$1.11
Diluted		$1.10			$1.11
Yield calculations are shown on a tax equivalent at the statutory federal and state rates for the periods presented. The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also includes average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield / rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

Three Months Ended
December 31, 2013			September 30, 2013			June 30, 2013
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$559,918	$258	0.18%	$654,591	$355	0.22%	$408,224	$278	0.27%
127,011	472	1.73%	124,689	688	2.25%	181,866	829	2.40%

238,306	3,424	5.75%	237,487	3,434	5.78%	245,311	3,604	5.88%
434,416	1,772	1.66%	383,617	1,501	1.60%	365,629	1,568	1.88%
672,722	5,196	3.12%	621,104	4,935	3.22%	610,940	5,172	3.58%

10,322,624	48,295	1.89%	10,439,353	50,167	1.92%	10,940,486	51,360	1.94%
112,186	751	2.74%	119,324	828	2.81%	120,214	1,013	3.59%
10,434,810	49,046	1.89%	10,558,677	50,995	1.93%	11,060,700	52,373	1.96%
167,490	892	2.06%	169,299	814	1.80%	216,312	1,024	1.92%
123,009	1,555	5.06%	155,938	1,189	3.05%	144,332	1,462	4.05%
217,811	2,251	4.16%	225,789	2,168	3.87%	261,977	2,294	3.54%
12,461,576	125,917	4.01%	12,402,096	126,849	4.06%	12,277,444	125,992	4.12%
(193,309)			(201,616)			(206,807)
12,268,267	125,917	4.07%	12,200,480	126,849	4.13%	12,070,637	125,992	4.19%
24,571,038	185,587	3.02%	24,710,567	187,993	3.03%	24,954,988	189,424	3.10%
83,016			90,014			135,964
2,448,734			2,454,151			2,568,372
$27,102,788			$27,254,732			$27,659,324

$9,486,136	$2,566	0.11%	$9,276,136	$2,681	0.11%	$9,504,128	$2,762	0.12%
323,123	95	0.12%	317,912	107	0.13%	315,421	120	0.15%
2,710,019	10,587	1.55%	2,742,970	10,738	1.55%	2,818,533	11,027	1.57%
12,519,278	13,248	0.42%	12,337,018	13,526	0.43%	12,638,082	13,909	0.44%
748,074	145	0.08%	776,356	134	0.07%	789,302	205	0.10%
752,286	105	0.06%	799,175	123	0.06%	819,373	129	0.06%
1,551,591	1,205	0.31%	2,175,747	1,547	0.28%	2,172,417	1,442	0.27%
347,781	2,173	2.48%	347,737	2,209	2.52%	347,695	2,200	2.54%
15,919,010	16,876	0.42%	16,436,033	17,539	0.42%	16,766,869	17,885	0.43%
7,356,063			7,110,079			6,888,983
152,078			111,998			330,926
621,834			631,699			644,892
3,053,803			2,964,923			3,027,654
$27,102,788			$27,254,732			$27,659,324
	$168,711	2.60%		$170,454	2.61%		$171,539	2.67%
		2.74%			2.75%			2.80%
	2,467			2,565			2,647
	166,244			167,889			168,892
	(11,400)			(8,500)			—
	147,015			143,432			163,340
	215,419			210,298			210,921
	109,240			109,523			121,311
	35,318			33,461			41,423
	73,922			76,062			79,888
	946			324			(43)
	$72,976			$75,738			$79,931

	$1.06			$1.10			$1.16
	$1.06			$1.10			$1.16

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013

Interest revenue	$182,631	$179,120	$183,120	$185,428	$186,777
Interest expense	16,534	16,478	16,876	17,539	17,885
Net interest revenue	166,097	162,642	166,244	167,889	168,892
Provision for credit losses	—	—	(11,400)	(8,500)	—
Net interest revenue after provision for credit losses	166,097	162,642	177,644	176,389	168,892
Other operating revenue
Brokerage and trading revenue	39,056	29,516	28,515	32,338	32,874
Transaction card revenue	31,510	29,134	29,134	30,055	29,942
Fiduciary and asset management revenue	29,543	25,722	25,074	23,892	24,803
Deposit service charges and fees	23,133	22,689	23,440	24,742	23,962
Mortgage banking revenue	29,330	22,844	21,876	23,486	36,596
Bank-owned life insurance	2,274	2,106	2,285	2,408	2,236
Other revenue	9,208	8,852	12,048	8,314	8,760
Total fees and commissions	164,054	140,863	142,372	145,235	159,173
Gain (loss) on other assets, net	(52)	(4,264)	651	(377)	(1,666)
Gain (loss) on derivatives, net	831	968	(930)	31	(2,527)
Gain (loss) on fair value option securities, net	4,176	2,660	(2,805)	(80)	(9,156)
Change in fair value of mortgage servicing rights	(6,444)	(4,461)	6,093	(346)	14,315
Gain on available for sale securities, net	4	1,240	1,634	478	3,753
Total other-than-temporary impairment losses	—	—	—	(1,436)	(1,138)
Portion of loss recognized in (reclassified from) other comprehensive income	—	—	—	(73)	586
Net impairment losses recognized in earnings	—	—	—	(1,509)	(552)
Total other operating revenue	162,569	137,006	147,015	143,432	163,340
Other operating expense
Personnel	123,714	104,433	125,662	125,799	128,110
Business promotion	7,150	5,841	6,020	5,355	5,770
Charitable contributions to BOKF Foundation	—	2,420	—	2,062	—
Professional fees and services	11,054	7,565	10,003	7,183	8,381
Net occupancy and equipment	18,789	16,896	19,103	17,280	16,909
Insurance	4,467	4,541	4,394	3,939	4,044
Data processing and communications	29,071	27,135	28,196	25,695	26,734
Printing, postage and supplies	3,429	3,541	3,126	3,505	3,580
Net losses and operating expenses of repossessed assets	1,118	1,432	1,618	2,014	282
Amortization of intangible assets	949	816	842	835	875
Mortgage banking costs	7,960	3,634	7,071	8,753	7,910
Other expense	7,006	6,850	9,384	7,878	8,326
Total other operating expense	214,707	185,104	215,419	210,298	210,921
Net income before taxes	113,959	114,544	109,240	109,523	121,311
Federal and state income taxes	37,230	37,501	35,318	33,461	41,423
Net income before non-controlling interest	76,729	77,043	73,922	76,062	79,888
Net income (loss) attributable to non-controlling interest	834	453	946	324	(43)
Net income attributable to BOK Financial Corporation	$75,895	$76,590	$72,976	$75,738	$79,931

Earnings per share:
Basic	$1.10	$1.11	$1.06	$1.10	$1.16
Diluted	$1.10	$1.11	$1.06	$1.10	$1.16
Average shares used in computation:
Basic	68,359,945	68,273,685	68,095,254	68,049,179	67,993,822
Diluted	68,511,378	68,436,478	68,293,758	68,272,861	68,212,497

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 8 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2014	979	$70.72	—	1,960,504
May 1 to May 31, 2014	202,328	$66.55	—	1,960,504
June 1 to June 30, 2014	—	$—	—	1,960,504
Total	203,307		—

[1]
On April 24, 2012, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock. As of June 30, 2014, the Company had repurchased 39,496 shares under this plan.

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

Date:        August 1, 2014

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer