Form 10-Q
period 2014-09-30
BOK FINANCIAL CORP ET AL
filed 2014-10-31
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,337,498 shares of common stock ($.00006 par value) as of September 30, 2014.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $75.6 million or $1.09 per diluted share for the third quarter of 2014, compared to $75.7 million or $1.10 per diluted share for the third quarter of 2013 and $75.9 million or $1.10 per diluted share for the second quarter of 2014.

Highlights of the third quarter of 2014 included:

•
Net interest revenue totaled $166.8 million for the third quarter of 2014, compared to $167.9 million for the third quarter of 2013 and $166.1 million for the second quarter of 2014. Net interest margin decreased to 2.67% for the third quarter of 2014 primarily due to increased deposits at the Federal Reserve Bank funded by Federal Home Loan Bank borrowings and continued pressure on loan pricing. Net interest margin was 2.75% for the third quarter of 2013 and 2.75% for the second quarter of 2014.

•
Fees and commissions revenue totaled $158.5 million for the third quarter of 2014, a $13.3 million or 9% increase over the third quarter of 2013. Growth in fiduciary and asset management, mortgage banking and brokerage and trading revenue was partially offset by a decrease in deposit service charges and fees. Fees and commissions revenue decreased $5.5 million compared to the second quarter of 2014, primarily due to a decrease in brokerage and trading and mortgage banking revenue.

•
Change in the fair value of mortgage servicing rights, net of economic hedges, increased pre-tax net income in the third quarter of 2014 by $4.8 million, decreased pre-tax net income in the third quarter of 2013 by $404 thousand and decreased pre-tax net income by $1.5 million in the second quarter of 2014.

•
Operating expenses totaled $221.8 million for the third quarter of 2014, an increase of $11.5 million over the third quarter of 2013. Personnel costs decreased $2.8 million primarily due to lower incentive compensation expense, partially offset by increased regular compensation expense. Non-personnel expense increased $14.3 million. Professional fees and services, data processing and communications and net losses and operating expenses on repossessed assets increased over the prior year. Operating expenses increased $7.1 million over the previous quarter primarily due to increased professional fees and services expense and net losses and operating expenses of repossessed assets.

•
No provision for credit losses was recorded in the third quarter of 2014 or the second quarter of 2014. An $8.5 million negative provision for credit losses was recorded in the third quarter of 2013. Gross charge-offs were $2.6 million in the third quarter of 2014, $4.7 million in the third quarter of 2013 and $3.5 million in the second quarter of 2014. Recoveries were $3.1 million in the third quarter of 2014, compared to $4.4 million in the third quarter of 2013 and $5.5 million in the second quarter of 2014.

•
The combined allowance for credit losses totaled $192 million or 1.41% of outstanding loans at September 30, 2014, compared to $192 million or 1.43% of outstanding loans at June 30, 2014. Nonperforming assets that are not guaranteed by U.S. government agencies totaled $144 million or 1.06% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at September 30, 2014 and $145 million or 1.09% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at June 30, 2014.

•
Outstanding loan balances were $13.7 billion at September 30, 2014, an increase of $257 million over June 30, 2014. Commercial loan balances grew by $204 million and commercial real estate loan balances were up $69 million. Residential mortgage loans decreased by $29 million and consumer loan balances increased $12 million.

•
Period end deposits totaled $20.3 billion at September 30, 2014, a $283 million decrease compared to June 30, 2014. Interest-bearing transaction accounts decreased $454 million, partially offset by a $130 million increase in demand deposits and a $49 million increase in time deposits.

•
The Company's Tier 1 common equity ratio, as defined by banking regulations, was 13.54% at September 30, 2014 and 13.46% at June 30, 2014. The Company and its subsidiary bank continue to exceed the regulatory definition of well capitalized. The Company's Tier 1 capital ratio was 13.71% at September 30, 2014 and 13.63% at June 30, 2014. Total capital ratio was 15.09% at September 30, 2014 and 15.38% at June 30, 2014. The Company's leverage ratio was 10.22% at September 30, 2014 and 10.26% at June 30, 2014.

•
The Company paid a regular quarterly cash dividend of $28 million or $0.40 per common share during the third quarter of 2014. On October 28, 2014, the board of directors approved an increase in the quarterly cash dividend to $0.42 per common share payable on or about December 1, 2014 to shareholders of record as of November 14, 2014.

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

Net interest revenue totaled $166.8 million for the third quarter of 2014 compared to $167.9 million for the third quarter of 2013 and $166.1 million for the second quarter of 2014. Net interest margin was 2.67% for the third quarter of 2014, 2.75% for the third quarter of 2013 and 2.75% for the second quarter of 2014.

Net interest revenue decreased $1.1 million compared to the third quarter of 2013. Net interest revenue decreased $7.2 million primarily due to continued narrowing of interest rate spreads, partially offset by a $6.3 million increase due to the growth in average earnings assets over the third quarter of 2013. Growth in average earning assets was driven by growth in average outstanding loans, partially offset by a decrease in average securities balances.

The tax-equivalent yield on earning assets was 2.93% for the third quarter of 2014, down 10 basis points from the third quarter of 2013. Loan yields decreased 28 basis points. Spreads have narrowed due to market pricing pressure in our loan portfolio. The available for sale securities portfolio yield increased 2 basis points to 1.95%. Cash flows received from payments on residential mortgage-backed securities are currently being reinvested in short-duration securities that yield nearly 2%. Funding costs were down 1 basis point compared to the third quarter of 2013. The cost of interest-bearing deposits decreased 2 basis points and the cost of other borrowed funds increased 5 basis points largely due to the mix of funding sources. Additionally, the benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 15 basis points in the third quarter of 2014 compared to 14 basis points in the third quarter of 2013.

Average earning assets for the third quarter of 2014 increased $744 million or 3% over the third quarter of 2013. Average loans, net of allowance for loan losses, increased $1.1 billion due primarily to growth in average commercial and commercial real estate loans. The average balance of available for sale securities decreased $1.0 billion. We intend to allow the size of our bond portfolio to decrease through normal monthly runoff to better position the balance sheet for a longer-term rising rate environment. We anticipate an additional $300 million reduction in our bond portfolio over the remainder of 2014. This reduction in earning assets is expected to be partially offset by quarterly loan growth in low double-digits for the balance of the year. The resulting shift in earning asset mix should be supportive of net interest margin. The average balance of interest-bearing cash and cash equivalents was up $563 million compared to the third quarter of 2013. At the end of August, we increased our borrowings from the Federal Home Loan Bank by approximately $1.5 billion, earning a small spread by depositing the proceeds in the Federal Reserve. On a full-quarter basis, this will be additive to pre-tax net income by approximately $800 thousand, net interest margin will decrease by 15 basis points and the Tier 1 leverage ratio will also decline by approximately 50 basis points. The average balances of residential mortgage loans held for sale, investment securities and fair value option securities primarily held as an economic hedge of our mortgage servicing rights and residential mortgage loans held for sale were up over the prior year, partially offset by a decrease in the average balance of trading securities.

Average deposits increased $780 million over the third quarter of 2013, including a $690 million increase in average demand deposit balances and a $197 million increase in average interest-bearing transaction accounts, partially offset by a $132 million decrease in average time deposits. Average borrowed funds decreased $69 million compared to the third quarter of 2013 primarily due to decreased funds purchased, partially offset by increased borrowings from the Federal Home Loan Banks and repurchase agreements.

Net interest margin decreased 8 basis points compared to the second quarter of 2014. The yield on average earning assets decreased 9 basis points. The loan portfolio yield decreased 7 basis points to 3.78% primarily due to continued market pricing pressure. The yield on the available for sale securities portfolio decreased 1 basis point to 1.95%. Funding costs were down 1 basis point to 0.41%. Rates paid on time deposits increased 1 basis point. The cost of other borrowed funds increased 1 basis point over the second quarter. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was unchanged.
Average earning assets increased $688 million during the third quarter of 2014, primarily related to a $583 million increase in interest-bearing cash and cash equivalents as increased borrowings from the Federal Home Loan Banks were deposited in the Federal Reserve to earn a spread. A $274 million decrease in the available for sale securities portfolio was partially offset by growth in average outstanding loans of $254 million over the previous quarter. Average commercial loan balances were up $202 million and average commercial real estate loan balances increased $68 million. The average balance of residential mortgage loans held for sale increased $92 million. The average balance of restricted equity securities increased $45 million, as our required holdings of Federal Home Loan Bank stock increased in proportion to our increased borrowings.
Average deposits decreased $270 million compared to the previous quarter. Demand deposit balances increased $146 million. Interest-bearing transaction account balances decreased $377 million and time deposit account balances decreased $26 million. The average balance of borrowed funds increased $897 million compared to the second quarter of 2014, primarily due to a $1.0 billion increase in average borrowings from the Federal Home Loan Banks.

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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended Sept. 30, 2014 / 2013			Nine Months Ended Sept. 30, 2014 / 2013
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$246	$296	$(50)	$432	$526	$(94)
Trading securities	(127)	(237)	110	(605)	(898)	293
Investment securities:
Taxable securities	(196)	(126)	(70)	(1,121)	(761)	(360)
Tax-exempt securities	104	145	(41)	647	1,425	(778)
Total investment securities	(92)	19	(111)	(474)	664	(1,138)
Available for sale securities:
Taxable securities	(4,910)	(5,445)	535	(17,564)	(13,458)	(4,106)
Tax-exempt securities	(153)	(238)	85	(331)	(566)	235
Total available for sale securities	(5,063)	(5,683)	620	(17,895)	(14,024)	(3,871)
Fair value option securities	99	(13)	112	(457)	(530)	73
Restricted equity securities	944	(410)	1,354	889	(1,317)	2,206
Residential mortgage loans held for sale	761	818	(57)	788	141	647
Loans	1,846	11,012	(9,166)	952	27,896	(26,944)
Total tax-equivalent interest revenue	(1,386)	5,802	(7,188)	(16,370)	12,458	(28,828)
Interest expense:
Transaction deposits	(300)	(6)	(294)	(1,160)	225	(1,385)
Savings deposits	(6)	5	(11)	(42)	33	(75)
Time deposits	(501)	(544)	43	(2,632)	(2,065)	(567)
Funds purchased	(75)	(78)	3	(376)	(187)	(189)
Repurchase agreements	18	36	(18)	76	23	53
Other borrowings	457	120	337	272	(465)	737
Subordinated debentures	(55)	(1)	(54)	(67)	7	(74)
Total interest expense	(462)	(468)	6	(3,929)	(2,429)	(1,500)
Tax-equivalent net interest revenue	(924)	6,270	(7,194)	(12,441)	14,887	(27,328)
Change in tax-equivalent adjustment	174			262
Net interest revenue	$(1,098)			$(12,703)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $163.0 million for the third quarter of 2014, a $19.6 million increase over the third quarter of 2013 and a $479 thousand increase over the second quarter of 2014. Fees and commissions revenue increased $13.3 million over the third quarter of 2013 and decreased $5.5 million compared to the prior quarter. The change in the fair value of mortgage servicing rights, net of economic hedges, increased other operating revenue by $4.8 million in the third quarter of 2014, decreased other operating revenue $1.5 million in the second quarter of 2014 and decreased operating revenue $404 thousand in the third quarter of 2013. The third quarter of 2013 included $1.5 million of other-than temporary impairment charges.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended September 30,				Three Months Ended June 30, 2014
	2014	2013	Increase (Decrease)	% Increase (Decrease)		Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$35,263	$32,338	$2,925	9%	$39,056	$(3,793)	(10)%
Transaction card revenue	31,578	30,055	1,523	5%	31,510	68	—%
Fiduciary and asset management revenue	29,738	23,892	5,846	25%	29,543	195	1%
Deposit service charges and fees	22,508	24,742	(2,234)	(9)%	23,133	(625)	(3)%
Mortgage banking revenue	26,814	23,486	3,328	14%	29,330	(2,516)	(9)%
Bank-owned life insurance	2,326	2,408	(82)	(3)%	2,274	52	2%
Other revenue	10,320	8,314	2,006	24%	9,208	1,112	12%
Total fees and commissions revenue	158,547	145,235	13,312	9%	164,054	(5,507)	(3)%
Loss on other assets, net	(501)	(377)	(124)	N/A	(52)	(449)	N/A
Gain (loss) on derivatives, net	(93)	31	(124)	N/A	831	(924)	N/A
Gain (loss) on fair value option securities, net	(332)	(80)	(252)	N/A	4,176	(4,508)	N/A
Change in fair value of mortgage servicing rights	5,281	(346)	5,627	N/A	(6,444)	11,725	N/A
Gain on available for sale securities, net	146	478	(332)	N/A	4	142	N/A
Total other-than-temporary impairment	—	(1,436)	1,436	N/A	—	—	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	—	(73)	73	N/A	—	—	N/A
Net impairment losses recognized in earnings	—	(1,509)	1,509	N/A	—	—	N/A
Total other operating revenue	$163,048	$143,432	$19,616	14%	$162,569	$479	—%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 49% of total revenue for the third quarter of 2014, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, customer hedging, retail brokerage and investment banking, increased $2.9 million over the third quarter of 2013.

Securities trading revenue was $9.5 million for the third quarter of 2014, an increase of $1.2 million over the third quarter of 2013. Securities trading revenue includes net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $10.9 million for the third quarter of 2014, a $1.2 million increase over the prior year primarily due to higher volumes of derivative contracts executed by our mortgage banking and foreign exchange customers.

Revenue earned from retail brokerage transactions decreased $1.3 million or 14% compared to the third quarter of 2013 to $8.4 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions during the quarter. The number of transactions typically increases with market volatility and decreases with market stability.

Investment banking, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $6.5 million for the third quarter of 2014, a $1.8 million or 38% increase over the third quarter of 2013 primarily related to increased syndication fees.

Brokerage and trading revenue decreased $3.8 million compared to the second quarter of 2014. The second quarter included $1.6 million of recoveries received from the Lehman Brothers and MF Global bankruptcies. Excluding these recoveries, customer hedging revenue increased by $2.6 million. Securities trading revenue decreased $2.9 million. Retail brokerage fees were $1.9 million lower than the prior quarter. Investment banking continued to perform well, largely unchanged compared to the second quarter.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the third quarter of 2014 increased $1.5 million or 5% over the third quarter of 2013. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $16.2 million, a $952 thousand or 6% increase over the prior year, due to increased transaction volumes and increased dollar amounts per transaction. Merchant services fees totaled $10.6 million, an increase of $638 thousand or 6% on increased transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.7 million, largely unchanged compared to the third quarter of 2013.

Transaction card revenue was largely unchanged compared to the second quarter of 2014. Increased revenue from processing transactions on behalf of members of our TransFund EFT network was partially offset by a decrease in interchange fees paid on debit cards issued by the Company and decreased revenue from merchant services fees.

Fiduciary and asset management revenue grew by $5.8 million or 25% over the third quarter of 2013. The acquisition of Topeka, Kansas-based GTRUST Financial Corporation in the first quarter of 2014 and Houston, Texas-based MBM Advisors in the second quarter of 2014 added $1.8 million of revenue in the third quarter of 2014 and $2.0 billion of fiduciary assets as of September 30, 2014. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $34.0 billion at September 30, 2014, $29.6 billion at September 30, 2013 and $32.7 billion at June 30, 2014.

Fiduciary and asset management revenue increased $195 thousand over the second quarter of 2014. A full quarter of revenue from the acquisition of MBM Advisors in the second quarter of 2014 added approximately $835 thousand in fiduciary and asset management revenue over the second quarter of 2014. This was offset by the seasonal timing of tax service fees which were recognized in the previous quarter.

We also earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and BOSC, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $2.6 million for the third quarter of 2014 compared to $2.3 million for the third quarter of 2013 and $2.4 million for the second quarter of 2014.

Deposit service charges and fees were $22.5 million for the third quarter of 2014 compared to $24.7 million for the third quarter of 2013. Overdraft fees totaled $10.9 million for the third quarter of 2014, a decrease of $2.3 million or 17% compared to the third quarter of 2013. Commercial account service charge revenue totaled $9.7 million, an increase of $231 thousand or 2% over the prior year. Service charges on deposit accounts with a standard monthly fee were $1.9 million, a decrease of $188 thousand or 9% compared to the third quarter of 2013. Deposit service charges and fees decreased $625 thousand compared to the prior quarter primarily due to decreased overdraft fee volumes, partially offset by increased commercial account service charges.

Mortgage banking revenue increased $3.3 million over the third quarter of 2013. Mortgage production revenue increased $2.1 million. Net realized gains from loans funded and sold in the secondary market decreased $2.3 million. Loans sold increased over the prior year, but gains on sale margin decreased primarily due to increased activity in our correspondent origination channel. Approximately 49% of loans originated in the third quarter of 2014 were through correspondent channels, up from 39% for the third quarter of 2013. Mortgage loans funded for sale totaled $1.4 billion in the third quarter of 2014, an increase of $314 million over the third quarter of 2013. The valuation of loan commitments and loans that have closed but not yet sold, net of forward sales contracts at the end of the third quarter of 2014 was $4.5 million more than at the end of the third quarter of 2013. Mortgage servicing revenue grew by $1.2 million or 11% over the third quarter of 2013. The outstanding principal balance of mortgage loans serviced for others totaled $15.5 billion, an increase of $2.2 billion or 17%.
Mortgage banking revenue decreased $2.5 million compared to the second quarter of 2014. Revenue from mortgage loan production decreased $3.0 million. Net realized gains from loans funded and sold into the secondary market increased $4.4 million over the second quarter, primarily driven by a $354 million increase in loans sold. Average gains on sale margin decreased 3 basis points compared to the second quarter, primarily due to increased activity in our correspondent origination channel. The valuation of loan commitments and loans that have closed but have not yet been sold, net of forward sales contracts at the end of the third quarter was $7.4 million less than at the end of the second quarter of 2014. Revenue from mortgage loan servicing grew by $518 thousand due to an increase in the volume of loans serviced. The outstanding balance of mortgage loans serviced for others increased $873 million over June 30, 2014.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended June 30, 2014	Increase (Decrease)		% Increase (Decrease)
	2014	2013
Net realized gains on mortgage loans sold	$17,100	$19,440	$(2,340)		(12)%	$12,746	$4,354		34%
Change in net unrealized gains (losses) on mortgage loans held for sale	(3,110)	11,618	(14,728)		(127)%	5,052	(8,162)		(162)%
Change in fair value of mortgage loan commitments	(5,136)	12,657	(17,793)		(141)%	7,581	(12,717)		(168)%
Change in fair value of forward sales contracts	5,839	(31,167)	37,006		(119)%	(7,652)	13,491		(176)%
Total mortgage production revenue	14,693	12,548	2,145		17%	17,727	(3,034)		(17)%
Servicing revenue	12,121	10,938	1,183		11%	11,603	518		4%
Total mortgage revenue	$26,814	$23,486	$3,328		14%	$29,330	$(2,516)		(9)%

Period end outstanding mortgage commitments	$537,975	$351,196	$186,779		53%	$546,864	$(8,889)		(2)%
Mortgage loans funded for sale	1,394,211	1,080,167	314,044		29%	1,090,629	303,582		28%
Average primary residential mortgage interest rate	4.14%	4.44%	(30)	bp		4.23%	(9)	bp
Mortgage loan refinances to total funded	26%	30%				25%
Outstanding principal balance of mortgage loans serviced for others	$15,499,653	$13,298,479	$2,201,174		17%	$14,626,291	$873,362		6%
Net gains on securities, derivatives and other assets

In the third quarter of 2014, we recognized a $146 thousand net gain from sales of $553 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential return or to move into securities that will perform better in a rising rate environment. In the third quarter of 2013, we recognized a $478 thousand net gain from sales of $356 million of available for sale securities and in the second quarter of 2014, we recognized a $4 thousand net gain on sales of $800 million of available for sale securities.

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

Changes in the fair value of mortgage servicing rights are highly dependent on changes in primary mortgage rates, rates offered to borrowers, and assumptions about servicing revenues, servicing costs and discount rates. Changes in the fair value of residential mortgage-backed securities and interest rate derivative contracts are highly dependent on changes in secondary mortgage rates, or rates required by investors. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in other assumptions, such as estimated earnings on escrow accounts, cost of servicing, discount rate, prepayment speeds and delinquency rates can also cause significant quarterly earnings volatility.

Table 4 following shows the relationship between changes in the fair value of mortgage servicing rights and the fair value of fair value option residential mortgage-backed securities and interest rate derivative contracts designated as an economic hedge.

Table 4 -- Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013
Gain (loss) on mortgage hedge derivative contracts, net	$(93)	$831	$31
Gain (loss) on fair value option securities, net	(341)	4,074	(89)
Gain (loss) on economic hedge of mortgage servicing rights	(434)	4,905	(58)
Gain (loss) on change in fair value of mortgage servicing rights	5,281	(6,444)	(346)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$4,847	$(1,539)	$(404)

Net interest revenue on fair value option securities	$830	$721	$741

Primary residential mortgage interest rate at period end	4.20%	4.14%	4.32%
Secondary residential mortgage interest rate at period end	3.20%	3.17%	3.34%

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

Other Operating Expense

Other operating expense for the third quarter of 2014 totaled $221.8 million, a $11.5 million or 6% increase over the third quarter of 2013. Personnel expenses decreased $2.8 million or 2%. Non-personnel expenses increased $14.3 million or 17% over the prior year.

Operating expenses increased $7.1 million over the previous quarter. Personnel expense decreased $671 thousand. Non-personnel expense increased $7.8 million.

Table 5 -- Other Operating Expense
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2014	Increase (Decrease)	% Increase (Decrease)
	2014	2013
Regular compensation	$74,662	$69,363	$5,299	8%	$73,064	$1,598	2%
Incentive compensation:
Cash-based	28,669	27,396	1,273	5%	29,042	(373)	(1)%
Share-based	3,824	11,461	(7,637)	(67)%	3,527	297	8%
Total incentive compensation	32,493	38,857	(6,364)	(16)%	32,569	(76)	—%
Employee benefits	15,888	17,579	(1,691)	(10)%	18,081	(2,193)	(12)%
Total personnel expense	123,043	125,799	(2,756)	(2)%	123,714	(671)	(1)%
Business promotion	6,160	5,355	805	15%	7,150	(990)	(14)%
Charitable contributions to BOKF Foundation	—	2,062	(2,062)	N/A	—	—	N/A
Professional fees and services	14,763	7,183	7,580	106%	11,054	3,709	34%
Net occupancy and equipment	18,892	17,280	1,612	9%	18,789	103	1%
Insurance	4,793	3,939	854	22%	4,467	326	7%
Data processing and communications	29,971	25,695	4,276	17%	29,071	900	3%
Printing, postage and supplies	3,380	3,505	(125)	(4)%	3,429	(49)	(1)%
Net losses and operating expenses of repossessed assets	4,966	2,014	2,952	147%	1,118	3,848	344%
Amortization of intangible assets	1,100	835	265	32%	949	151	16%
Mortgage banking costs	7,734	8,753	(1,019)	(12)%	7,960	(226)	(3)%
Other expense	7,032	7,878	(846)	(11)%	7,006	26	—%
Total other operating expense	$221,834	$210,298	$11,536	5%	$214,707	$7,127	3%

Average number of employees (full-time equivalent)	4,669	4,626	43	1%	4,657	12	—%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $5.3 million or 8% over the third quarter of 2013. Although the average number of employees was largely unchanged compared to the prior year, recent additions have been higher-costing wealth management, compliance and risk management positions. Growth in these positions was partially offset by a decrease in the average number of employees in consumer banking. In addition, standard annual merit increases in regular compensation were effective for the majority of our staff March 1.

Incentive compensation decreased $6.4 million compared to the third quarter of 2013. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $1.3 million or 5% compared to the third quarter of 2013.

The Company also provides share-based incentive compensation plans. Share-based compensation plans include both equity and liability awards. Compensation expense for equity awards increased $369 thousand and compensation expense for liability awards decreased $8.0 million compared to the third quarter of 2013.

Share-based compensation expense included accruals for amounts payable to certain executive officers of the Company under the 2011 True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan was designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. The peer group of banks was determined based on asset size and included an equal number of publicly-traded SEC registered bank holding companies with the Company being the median bank. Amounts accrued related to the 2011 True-Up Plan were paid in May 2014. Share-based compensation expense for the third quarter of 2013 included a $7.4 million expense related to accruals for the 2011 True-Up Plan.

Share-based compensation expense also includes deferred compensation that will ultimately be settled in cash indexed to the investment performance or changes in earnings per share. Certain executive officers are permitted to defer recognition of taxable income from their share-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock. Compensation expense reflects changes in the market value of BOK Financial common stock and other investments. Expenses based on changes in the fair value of BOK Financial common stock and other investments decreased $657 thousand compared to the third quarter of 2013.

Employee benefit expense decreased $1.7 million or 10% compared to the third quarter of 2013 primarily due to decreased employee medical costs. The Company self-insures a portion of its employee health care coverage and these costs may be volatile.
Personnel costs decreased $671 thousand compared to the second quarter of 2014. Regular compensation expense increased $1.6 million over prior quarter. Incentive compensation expense was largely unchanged compared to the the previous quarter. Cash-based incentive compensation, which rewards employees as they generate business opportunities for the Company by growing loans, deposits, customer relationships or other measurable metrics, decreased $373 thousand. Share-based compensation expense increased $297 thousand. Employee benefits expense decreased $2.2 million primarily due to a seasonal decrease in payroll taxes, partially offset by an increase in employee medical costs.

Non-personnel operating expenses

Non-personnel operating expenses increased $14.3 million or 17% over the third quarter of 2013. Professional fees and services expense increased $7.6 million due to increased risk management and regulatory compliance costs. Data processing and communication expense was up $4.3 million primarily due to increased transaction activity. Net losses and operating expenses of repossessed assets increased $3.0 million primarily due to impairment losses related to regularly scheduled appraisal updates. During the third quarter of 2013, the Company made a $2.1 million discretionary contribution to the BOKF Foundation.
Non-personnel expense increased $7.8 million over the second quarter of 2014. Net losses and operating expenses of repossessed assets increased $3.8 million over the prior quarter, primarily due to two write-downs identified through regularly scheduled appraisal updates. Professional fees and services expense increased $3.7 million largely due to increased risk management and regulatory compliance costs including $2.2 million for testing of our system and processes.

Income Taxes

Income tax expense was $31.9 million or 30% of book taxable income for the third quarter of 2014 compared to $33.5 million or 31% of book taxable income for the third quarter of 2013 and $37.2 million or 33% of book taxable income for the second quarter of 2014. The statute of limitations expired on uncertain income tax positions and the Company adjusted its current income tax liability to amounts on filed tax returns for 2013 during the third quarter of 2014. These adjustments reduced income tax expense by $2.3 million in the third quarter of 2014 and $1.4 million in the third quarter of 2013. Excluding these adjustments, income tax expense would have been 32% of book taxable income for the third quarter of 2014 and 32% of book taxable income for the third quarter of 2013. The Company also made a charitable contribution to the BOKF Foundation and purchased state transferable credits in the third quarter of 2013, which reduced income tax expense by $1.1 million and $860 thousand, respectively.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $12 million at both September 30, 2014 and June 30, 2014, and $13 million at September 30, 2013.
Lines of Business

We operate three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer risk management products for small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through our consumer branch network and all mortgage banking activities. Wealth Management provides fiduciary services, private banking services and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

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

As shown in Table 6, net income attributable to our lines of business increased $3.1 million or 6% compared to the third quarter of 2013. The increase was primarily due to increased net interest revenue from growth in Commercial Banking, increased operating revenue, partially offset by increased operating expense.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Commercial Banking	$41,142	$36,376	$121,712	$109,067
Consumer Banking	12,419	13,230	32,721	55,247
Wealth Management	4,796	5,680	16,971	14,863
Subtotal	58,357	55,286	171,404	179,177
Funds Management and other	17,275	20,452	56,713	64,456
Total	$75,632	$75,738	$228,117	$243,633

Commercial Banking

Commercial Banking contributed $41.1 million to consolidated net income in the third quarter of 2014, up $4.8 million or 13% over the third quarter of 2013. Increased net interest revenue, and growth in fees and commissions revenue was partially offset by increased operating expenses. In addition, Commercial Banking experienced a net recovery of $1.0 million in the third quarter of 2014 compared to net loans charged off of $45 thousand in the third quarter of 2013.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2014	2013			2014	2013
Net interest revenue from external sources	$95,423	$91,418	$4,005		$281,064	$272,565	$8,499
Net interest expense from internal sources	(9,794)	(13,070)	3,276		(33,415)	(38,838)	5,423
Total net interest revenue	85,629	78,348	7,281		247,649	233,727	13,922
Net loans charged off (recovered)	(994)	45	(1,039)		(8,978)	98	(9,076)
Net interest revenue after net loans charged off (recovered)	86,623	78,303	8,320		256,627	233,629	22,998

Fees and commissions revenue	45,186	40,297	4,889		128,082	120,921	7,161
Loss on financial instruments and other assets, net	(65)	(29)	(36)		(1,555)	(10)	(1,545)
Other operating revenue	45,121	40,268	4,853		126,527	120,911	5,616

Personnel expense	27,734	26,339	1,395		81,121	77,249	3,872
Net losses and operating expenses of repossessed assets	5,187	2,158	3,029		8,542	3,111	5,431
Other non-personnel expense	22,040	18,888	3,152		64,044	59,383	4,661
Other operating expense	54,961	47,385	7,576		153,707	139,743	13,964

Net direct contribution	76,783	71,186	5,597		229,447	214,797	14,650
Corporate expense allocations	9,447	11,650	(2,203)		30,246	36,291	(6,045)
Income before taxes	67,336	59,536	7,800		199,201	178,506	20,695
Federal and state income tax	26,194	23,160	3,034		77,489	69,439	8,050
Net income	$41,142	$36,376	$4,766		$121,712	$109,067	$12,645

Average assets	$11,508,375	$10,440,231	$1,068,144		$11,222,552	$10,362,166	$860,386
Average loans	10,827,829	9,701,974	1,125,855		10,548,702	9,621,936	926,766
Average deposits	8,924,040	8,315,622	608,418		8,889,451	8,336,626	552,825
Average invested capital	940,091	911,228	28,863		937,281	900,788	36,493
Return on average assets	1.42%	1.38%	4	bp	1.45%	1.41%	4	bp
Return on invested capital	17.38%	15.84%	154	bp	17.40%	16.19%	121	bp
Efficiency ratio	41.95%	39.87%	208	bp	40.85%	39.34%	151	bp
Net charge-offs (annualized) to average loans	(0.04)%	—%	(4)	bp	(0.11)%	—%	(11)	bp

Net interest revenue increased $7.3 million or 9% over the prior year. Growth in net interest revenue was primarily due to a $1.1 billion or 12% increase in average loan balances and a $608 million or 7% increase in average deposits over the third quarter of 2013, partially offset by reduced yields on loans.

Fees and commissions revenue increased $4.9 million or 12% over the third quarter of 2013. Brokerage and trading revenue was up $2.1 million primarily due to increased customer hedging revenue and growth in loan syndication fees. Transaction card revenues from our TransFund electronic funds transfer network was up $1.7 million over the prior year primarily due to increased transaction activity. Commercial deposit service charge revenue and other revenues were also up slightly over the prior year.

Operating expenses increased $7.6 million or 16% over the third quarter of 2013. Personnel costs increased $1.4 million or 5% primarily due to standard annual merit increases and increased incentive compensation. Net losses and operating expenses on repossessed assets increased $3.0 million primarily due to an asset impairment identified though regularly scheduled annual appraisal updates. Other non-personnel expenses increased $3.2 million or 17%, primarily related to increased data processing expenses related to growth in the transaction activity. Corporate expense allocations decreased $2.2 million compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking grew by $1.1 billion over the third quarter of 2013 to $10.8 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $8.9 billion for the third quarter of 2014, up $608 million or 7% over the third quarter of 2013, primarily due to a $594 million or 16% increase in average balances attributed to our commercial & industrial loan customers. Balances attributed to our energy customers grew by $47 million or 4%, balances attributed to healthcare customers grew by $42 million or 8% and balances attributed to small business customers were up $22 million or 2%. This growth was partially offset by a decrease in balances attributed to treasury services customers. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Consumer Banking

Consumer Banking provides retail banking services through five primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our consumer banking markets, through correspondent loan originators and through Home Direct Mortgage, an online origination channel.

Consumer Banking contributed $12.4 million to consolidated net income for the third quarter of 2014, a decrease of $811 thousand compared to the third quarter of 2013. Changes in the fair value of our mortgage servicing rights, net of economic hedge, resulted in a $3.0 million increase in Consumer Banking net income in the third quarter of 2014, compared to a $247 thousand decrease in Consumer Banking net income in the third quarter of 2013. Decreased net interest revenue and higher non-personnel expense and corporate expense allocations, were partially offset by increased mortgage banking revenue.

Table 8 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2014	2013			2014	2013
Net interest revenue from external sources	$23,187	$25,302	$(2,115)		$72,410	$74,513	$(2,103)
Net interest revenue from internal sources	8,058	8,714	(656)		23,825	26,598	(2,773)
Total net interest revenue	31,245	34,016	(2,771)		96,235	101,111	(4,876)
Net loans charged off	1,207	889	318		4,248	4,189	59
Net interest revenue after net loans charged off	30,038	33,127	(3,089)		91,987	96,922	(4,935)

Fees and commissions revenue	48,508	47,807	701		145,018	170,325	(25,307)
Gain (loss) on financial instruments and other assets, net	1,454	1,337	117		14,636	(11,911)	26,547
Change in fair value of mortgage servicing rights	5,281	(346)	5,627		(5,624)	16,627	(22,251)
Other operating revenue	55,243	48,798	6,445		154,030	175,041	(21,011)

Personnel expense	23,732	22,989	743		71,607	70,201	1,406
Net losses (gains) and operating expenses of repossessed assets	50	(437)	487		(432)	(481)	49
Other non-personnel expense	25,390	24,229	1,161		70,495	70,865	(370)
Total other operating expense	49,172	46,781	2,391		141,670	140,585	1,085

Net direct contribution	36,109	35,144	965		104,347	131,378	(27,031)
Corporate expense allocations	15,783	13,491	2,292		50,793	40,957	9,836
Income before taxes	20,326	21,653	(1,327)		53,554	90,421	(36,867)
Federal and state income tax	7,907	8,423	(516)		20,833	35,174	(14,341)
Net income	$12,419	$13,230	$(811)		$32,721	$55,247	$(22,526)

Average assets	$6,575,217	$6,488,471	$86,746		$6,528,629	$6,493,883	$34,746
Average loans	2,348,654	2,366,494	(17,840)		2,380,444	2,376,043	4,401
Average deposits	6,543,492	6,442,938	100,554		6,499,468	6,436,342	63,126
Average invested capital	271,705	293,716	(22,011)		278,396	295,394	(16,998)
Return on average assets	0.75%	0.81%	(6)	bp	0.67%	1.14%	(47)	bp
Return on invested capital	18.13%	17.87%	26	bp	15.71%	25.01%	(930)	bp
Efficiency ratio	57.69%	54.67%	302	bp	54.98%	49.61%	537	bp
Net charge-offs (annualized) to average loans	0.20%	0.15%	5	bp	0.24%	0.24%	—	bp
Residential mortgage loans funded for sale	$1,394,211	$1,080,167	$314,044		$3,212,356	$3,232,520	$(20,164)

	September 30, 2014	September 30, 2013	Increase (Decrease)
Banking locations	186	197	(11)
Residential mortgage loan servicing portfolio[1]	$16,617,111	$14,395,227	$2,221,884

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from Consumer Banking activities decreased $2.8 million or 8% compared to the third quarter of 2013, primarily due to a $2.9 million decrease in revenue on a deposit advance product that was phased out during the second quarter of 2014. Average loan balances were $18 million or 1% lower than the prior year. Net loans charged off increased $318 thousand over the prior year.

Fees and commissions revenue increased $701 thousand or 1% over the third quarter of 2013. Growth in mortgage banking revenue was partially offset by a decrease in deposit service charges. Mortgage banking revenue was up $3.3 million over the prior year. Residential mortgage fundings were higher compared to the third quarter of 2013, but gains on sale margin have narrowed. The mix of mortgage loan production shifted toward correspondent loans that typically have lower margins. Deposit service charges and fees decreased $2.4 million compared to the prior year primarily due to lower overdraft fees.

Operating expenses increased $2.4 million or 5% over the third quarter of 2013. Personnel expenses were up $743 thousand or 3% primarily due to increased incentive compensation expense and standard annual merit increases, partially offset by staffing reductions. Non-personnel expense increased $1.2 million or 5%. Professional fees were up $1.6 million primarily related to higher mortgage compliance costs. Data processing and communications expense increased $588 thousand primarily related to increased transaction activity. Mortgage banking costs were down $1.0 million compared to the prior year. Corporate expense allocations were up $2.3 million over the third quarter of 2013.

Average consumer deposits were up $101 million or 2% over the third quarter of 2013. Average demand deposit balances increased $153 million or 12% and average interest-bearing transaction accounts increased $97 million or 3%. Average time deposit balances were down $179 million or 10% compared to the prior year.

Mortgage banking activities include the origination, marketing and servicing of conventional and government-sponsored residential mortgage loans. We funded $1.4 billion of residential mortgage loans in the third quarter of 2014 and $1.1 billion in the third quarter of 2013. Mortgage loan fundings included $1.4 billion of mortgage loans funded for sale in the secondary market and $34 million funded for retention within the consolidated group. Approximately 14% of our mortgage loans funded were in the Oklahoma market and 11% in the Texas market. In addition, 48% of our mortgage loan fundings came from correspondent lenders compared to 37% in the third quarter of 2013 and 9% was originated from our recently added Home Direct Mortgage on-line sales channel launched in the fourth quarter of 2013.

At September 30, 2014, we serviced $15.5 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group. Approximately 88% of the mortgage loans serviced were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $70 million or 0.45% of loans serviced for others at September 30, 2014 compared to $71 million or 0.49% of loans serviced for others at June 30, 2014. Mortgage servicing revenue, including revenue on loans serviced for the consolidated group, totaled $14.7 million, up $2.1 million or 17% over the third quarter of 2013.

Wealth Management

Wealth Management contributed $4.8 million to consolidated net income in the third quarter of 2014 compared to $5.7 million in the third quarter of 2013. Growth in fiduciary and asset management revenue was partially offset by increased operating expenses. The third quarter of 2013 also included a $555 thousand net recovery.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,				September 30,
	2014	2013			2014	2013
Net interest revenue from external sources	$5,956	$6,251	$(295)		$17,574	$19,242	$(1,668)
Net interest revenue from internal sources	5,191	4,848	343		14,593	15,251	(658)
Total net interest revenue	11,147	11,099	48		32,167	34,493	(2,326)
Net loans charged off (recovered)	—	(555)	555		448	898	(450)
Net interest revenue after net loans charged off (recovered)	11,147	11,654	(507)		31,719	33,595	(1,876)

Fees and commissions revenue	61,173	55,530	5,643		181,542	162,720	18,822
Loss on financial instruments and other assets, net	(172)	(222)	50		(752)	(634)	(118)
Other operating revenue	61,001	55,308	5,693		180,790	162,086	18,704

Personnel expense	44,227	40,788	3,439		127,686	121,137	6,549
Net losses and expenses of repossessed assets	—	38	(38)		329	87	242
Other non-personnel expense	12,007	9,190	2,817		32,623	27,354	5,269
Other operating expense	56,234	50,016	6,218		160,638	148,578	12,060

Net direct contribution	15,914	16,946	(1,032)		51,871	47,103	4,768
Corporate expense allocations	8,065	7,650	415		24,096	22,777	1,319
Income before taxes	7,849	9,296	(1,447)		27,775	24,326	3,449
Federal and state income tax	3,053	3,616	(563)		10,804	9,463	1,341
Net income	$4,796	$5,680	$(884)		$16,971	$14,863	$2,108

Average assets	$4,324,204	$4,385,932	$(61,728)		$4,499,858	$4,537,917	$(38,059)
Average loans	1,000,165	929,163	71,002		971,169	930,902	40,267
Average deposits	4,207,216	4,176,380	30,836		4,376,874	4,373,556	3,318
Average invested capital	194,104	206,872	(12,768)		199,537	204,592	(5,055)
Return on average assets	0.49%	0.54%	(5)	bp	0.55%	0.47%	8	bp
Return on invested capital	10.94%	11.46%	(52)	bp	12.31%	10.32%	199	bp
Efficiency ratio	77.60%	74.87%	273	bp	75.03%	75.12%	(9)	bp
Net charge-offs (annualized) to average loans	—%	(0.24)%	24	bp	0.06%	0.13%	(7)	bp

	September 30,		Increase (Decrease)
	2014	2013
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$14,586,937	$12,144,305	$2,442,632
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	3,322,947	2,039,644	1,283,303
Non-managed trust assets in custody	16,110,558	15,409,191	701,367
Total fiduciary assets	34,020,442	29,593,140	4,427,302
Assets held in safekeeping	22,814,401	21,974,293	840,108
Brokerage accounts under BOKF administration	5,564,443	4,782,980	781,463
Assets under management or in custody	$62,399,286	$56,350,413	$6,048,873

Net interest revenue for the third quarter of 2014 was unchanged compared to the third quarter of 2013. Average deposit balances were up $31 million or 1% over the third quarter of 2013. Non-interest bearing demand deposits increased $59 million and interest-bearing transaction account balances decreased $33 million. Higher-costing time deposit balances increased $5.8 million. Average loan balances were up $71 million or 8% over the prior year. The benefit of this growth was partially offset by lower yields.

Fees and commissions revenue was up $5.6 million or 10% over the third quarter of 2013 primarily due to growth in fiduciary and asset management revenue. The acquisition of MBM Advisors in the second quarter of 2014 and GTRUST Financial Corporation in the first quarter of 2014 added approximately $2.7 million in revenue and $2.0 billion in fiduciary assets over the prior year. The remaining increase was primarily due to the increase in the fair value of assets managed. Brokerage and trading revenue decreased $717 thousand or 2%. A decrease in retail brokerage and customer hedging revenue, was partially offset by growth in securities trading and investment banking revenue.

Other operating revenue includes fees earned from state and municipal bond and corporate debt underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the third quarter of 2014, the Wealth Management division participated in 127 state and municipal bond underwritings that totaled $2.2 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $668 million of these underwritings. The Wealth Management division also participated in five corporate debt underwritings that totaled $2.1 billion. In the third quarter of 2013, the Wealth Management division participated in 129 state and municipal bond underwritings that totaled approximately $2.0 billion. Our interest in these underwritings totaled approximately $718 million. The Wealth Management division also participated in seven corporate debt underwritings that totaled $5.6 billion.

Operating expenses increased $6.2 million or 12% over the third quarter of 2013. Personnel expenses increased $3.4 million, including a $1.8 million increase in regular compensation and a $430 thousand increase in employee benefits primarily related to investments in Wealth Management talent, including the GTRUST and MBM acquisitions. Incentive compensation expense was up $1.2 million over the third quarter of 2013. Non-personnel expense increased $2.8 million, primarily related to increased professional fees and services, data processing and communications fees, net occupancy and equipment and amortization of identifiable intangible assets from the acquisitions of MBM Advisors and GTRUST Financial Corporation. Corporate expense allocations increased $415 thousand over the prior year.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of September 30, 2014, December 31, 2013 and September 30, 2013.

At September 30, 2014, the carrying value of investment (held-to-maturity) securities was $655 million and the fair value was $676 million. Investment securities consist primarily of long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $104 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $9.3 billion at September 30, 2014, a decrease of $350 million from June 30, 2014. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At September 30, 2014, residential mortgage-backed securities represented 75% of total available for sale securities. The decrease in amortized cost during the third quarter was primarily due to U.S. government agency residential mortgage-backed securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at September 30, 2014 is 3.1 years. Management estimates the duration extends to 3.4 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.9 years assuming a 50 basis point decline in the current rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At September 30, 2014, approximately $6.8 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $6.9 billion at September 30, 2014.

We also hold amortized cost of $161 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $7.5 million from June 30, 2014. The decrease was due cash payments received during the quarter. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $171 million at September 30, 2014.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $93 million of Jumbo-A residential mortgage loans and $68 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. All of our Alt-A residential mortgage-backed securities were issued with credit support from additional layers of loss-absorbing subordinated tranches, including all Alt-A residential mortgage-backed securities held that were originated in 2007 and 2006. The weighted average original credit enhancement of the Alt-A residential mortgage-backed securities was 9.5% and has been fully absorbed as of September 30, 2014. The Jumbo-A residential mortgage-backed securities had original credit enhancement of 9.7% and the current level is 2.5%. Approximately 91% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 31% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $67 million at September 30, 2014, compared to $55 million at June 30, 2014. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings in the third quarter of 2014.

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

BOK Financial is required to hold stock as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). These restricted equity securities are carried at cost as these securities do not have a readily determined fair value because the ownership of these shares are restricted and they lack a market. Federal Reserve Bank stock totaled $34 million and holdings of FHLB stock totaled $156 million at September 30, 2014. Holdings of FHLB stock increased $98 million over June 30, 2014. We are required to hold stock in the FHLB in proportion to our borrowings with the FHLB.
Bank-Owned Life Insurance

We have approximately $292 million of bank-owned life insurance at September 30, 2014. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $260 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At September 30, 2014, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $274 million. As the underlying fair value of the investments held in a separate account at September 30, 2014 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $32 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $13.7 billion at September 30, 2014, an increase of $257 million over June 30, 2014. Outstanding commercial loans grew by $204 million over June 30, 2014, largely due to growth in energy and services sector loans. Commercial real estate loan balances were up $69 million primarily related to growth in loans secured by multifamily residential properties, office buildings and industrial facilities, partially offset by a decrease in loans secured by retail facilities and other commercial real estate loans. Residential mortgage loans decreased $29 million and consumer loans increased $12 million over June 30, 2014.

Table 10 -- Loans
(In thousands)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Commercial:
Energy	$2,551,699	$2,419,788	$2,344,072	$2,351,760	$2,311,991
Services	2,487,817	2,377,065	2,232,471	2,282,210	2,148,551
Wholesale/retail	1,273,241	1,318,151	1,225,990	1,201,364	1,181,806
Manufacturing	479,543	452,866	444,215	391,751	382,460
Healthcare	1,382,399	1,394,156	1,396,562	1,274,246	1,160,212
Other commercial and industrial	397,339	405,635	408,396	441,890	386,055
Total commercial	8,572,038	8,367,661	8,051,706	7,943,221	7,571,075

Commercial real estate:
Residential construction and land development	175,228	184,779	184,820	206,258	216,456
Retail	611,265	642,110	640,506	586,047	556,918
Office	438,909	394,217	436,264	411,499	422,043
Multifamily	739,757	677,403	662,674	576,502	520,454
Industrial	371,426	342,080	305,207	243,877	245,022
Other commercial real estate	387,614	414,389	401,936	391,170	388,336
Total commercial real estate	2,724,199	2,654,978	2,631,407	2,415,353	2,349,229

Residential mortgage:
Permanent mortgage	991,107	1,020,928	1,033,572	1,062,744	1,078,661
Permanent mortgages guaranteed by U.S. government agencies	198,488	188,087	184,822	181,598	163,919
Home equity	790,068	799,200	800,281	807,684	792,185
Total residential mortgage	1,979,663	2,008,215	2,018,675	2,052,026	2,034,765

Consumer	407,839	396,004	376,066	381,664	395,031

Total	$13,683,739	$13,426,858	$13,077,854	$12,792,264	$12,350,100

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

Commercial loans totaled $8.6 billion or 63% of the loan portfolio at September 30, 2014, an increase of $204 million over June 30, 2014. Energy loans grew by $132 million and service sector grew by $111 million over the prior quarter. Manufacturing sector loans increased $27 million while wholesale/retail sector loans decreased $45 million and healthcare sector loans decreased $12 million during the third quarter.

Table 11 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location. The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 34% concentrated in the Texas market and 24% concentrated in the Oklahoma market. The Other category is primarily composed of two states, California and Louisiana, which represent $198 million or 2% of the commercial loan portfolio and $185 million or 2% of the commercial loan portfolio, respectively, at September 30, 2014. All other states individually represent one percent or less of total commercial loans.

Table 11 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$556,166	$1,217,804	$41,675	$6,950	$355,353	$14,311	$66,930	$292,510	$2,551,699
Services	591,829	817,621	209,368	14,624	240,747	171,579	116,847	325,202	2,487,817
Wholesale/retail	412,938	455,063	34,724	63,015	65,228	45,780	65,368	131,125	1,273,241
Manufacturing	153,346	126,121	3,318	6,609	15,990	51,948	50,493	71,718	479,543
Healthcare	247,657	246,830	113,005	70,824	109,092	67,179	197,638	330,174	1,382,399
Other commercial and industrial	86,680	85,686	12,899	20,053	25,678	2,970	62,539	100,834	397,339
Total commercial loans	$2,048,616	$2,949,125	$414,989	$182,075	$812,088	$353,767	$559,815	$1,251,563	$8,572,038

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

Outstanding energy loans totaled $2.6 billion or 19% of total loans at September 30, 2014. Unfunded energy loan commitments increased by $28 million to $2.8 billion at September 30, 2014. Approximately $2.2 billion of energy loans were to oil and gas producers, up $112 million over June 30, 2014. Approximately 59% of the committed production loans are secured by properties primarily producing oil and 41% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers engaged in wholesale or retail energy sales were up $40 million over June 30, 2014 to $113 million. Loans to borrowers that provide services to the energy industry increased $22 million to $150 million at September 30, 2014. Loans to midstream oil and gas companies totaled $62 million at September 30, 2014, a decrease of $5.1 million from June 30, 2014. Loans to borrowers that manufacture equipment primarily for the energy industry totaled $14 million, down $4.9 million compared to the prior quarter.

The services sector of the loan portfolio totaled $2.5 billion or 18% of total loans and consists of a large number of loans to a variety of businesses, including government & educational, utilities, gaming, not-for-profit entities and insurance. Service sector loans grew by $111 million over June 30, 2014. Approximately $1.2 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At September 30, 2014, the outstanding principal balance of these loans totaled $2.9 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 16% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 35% and 16% of the total commercial real estate portfolio at September 30, 2014, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $2.7 billion or 20% of the loan portfolio at September 30, 2014. The outstanding balance of commercial real estate loans increased $69 million during the third quarter of 2014. Loans secured by multifamily residential properties grew by $62 million. Loans secured by office buildings increased $45 million and loans secured by industrial facilities increased $29 million. These increases were partially offset by a $31 million decrease in loans secured by retail properties and a $27 million decrease in other commercial real estate loans. Residential construction and land development sector loans decreased $10 million compared to June 30, 2014. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 22% over the past five years. The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 12.

Table 12 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential construction and land development	$49,002	$34,403	$29,661	$12,798	$40,484	$4,486	$3,643	$751	$175,228
Retail	79,199	210,650	71,825	10,491	25,785	57,205	23,077	133,033	611,265
Office	79,497	185,655	33,122	5,098	30,784	38,287	12,344	54,122	438,909
Multifamily	125,406	293,315	45,261	23,356	60,062	45,210	53,914	93,233	739,757
Industrial	39,495	134,279	33,341	595	6,766	8,101	46,287	102,562	371,426
Other real estate	64,049	103,097	48,008	14,697	28,311	47,675	22,809	58,968	387,614
Total commercial real estate loans	$436,648	$961,399	$261,218	$67,035	$192,192	$200,964	$162,074	$442,669	$2,724,199

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

Residential mortgage loans totaled $2.0 billion, a $29 million decrease compared to June 30, 2014. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 98% of our residential mortgage loan portfolio is located within our geographical footprint.

The majority of our permanent mortgage loan portfolio is composed of various non-conforming mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals. The aggregate outstanding balance of loans in these programs is $752 million. Jumbo loans may be fixed or variable rate and are fully amortizing. The size of jumbo loans exceed maximums set under government sponsored entity standards, but otherwise generally conform to those standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%. Loan-to-value ratios (“LTV”) are tiered from 60% to 100%, depending on the market. Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain healthcare professionals. Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

At September 30, 2014, $198 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $10.4 million over June 30, 2014.

Home equity loans totaled $790 million at September 30, 2014, a decrease of $9.1 million compared to June 30, 2014. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at September 30, 2014 by lien position and amortizing status follows in Table 13.

Table 13 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$37,254	$510,603	$547,857
Junior lien	66,648	175,563	242,211
Total home equity	$103,902	$686,166	$790,068

The distribution of residential mortgage and consumer loans at September 30, 2014 is as follows in Table 14. Residential mortgage loans are distributed by collateral location. Consumer loans are generally distributed by borrower location.

Table 14 -- Residential Mortgage and Consumer Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$208,360	$387,547	$40,107	$18,794	$163,491	$93,228	$55,158	$24,422	$991,107
Permanent mortgages guaranteed by U.S. government agencies	66,484	21,776	66,067	7,374	10,162	3,477	15,135	8,013	198,488
Home equity	471,850	138,627	124,753	4,776	31,381	9,699	8,350	632	790,068
Total residential mortgage	$746,694	$547,950	$230,927	$30,944	$205,034	$106,404	$78,643	$33,067	$1,979,663

Consumer	$196,618	$148,027	$11,827	$1,222	$24,827	$11,198	$12,139	$1,981	$407,839

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 15 -- Loans Managed by Primary Geographical Market
(In thousands)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Bank of Oklahoma:
Commercial	$3,106,264	$3,101,513	$2,782,997	$2,902,140	$2,801,979
Commercial real estate	592,865	598,790	593,282	602,010	564,141
Residential mortgage	1,481,264	1,490,171	1,505,702	1,524,212	1,497,027
Consumer	193,207	187,914	179,733	192,283	207,360
Total Bank of Oklahoma	5,373,600	5,378,388	5,061,714	5,220,645	5,070,507

Bank of Texas:
Commercial	3,169,458	3,107,808	3,161,203	3,052,274	2,858,970
Commercial real estate	1,046,322	995,182	969,804	816,574	853,857
Residential mortgage	247,117	251,290	256,332	260,544	263,945
Consumer	148,965	147,322	136,782	131,297	129,144
Total Bank of Texas	4,611,862	4,501,602	4,524,121	4,260,689	4,105,916

Bank of Albuquerque:
Commercial	378,663	381,843	351,454	342,336	325,542
Commercial real estate	313,905	309,421	305,080	308,829	306,914
Residential mortgage	130,045	137,110	131,932	133,900	131,756
Consumer	11,714	12,346	12,972	13,842	14,583
Total Bank of Albuquerque	834,327	840,720	801,438	798,907	778,795

Bank of Arkansas:
Commercial	74,866	71,859	73,804	81,556	73,063
Commercial real estate	96,874	85,633	81,181	78,264	84,364
Residential mortgage	7,492	8,334	7,898	7,922	10,466
Consumer	5,508	6,323	6,881	8,023	9,426
Total Bank of Arkansas	184,740	172,149	169,764	175,765	177,319

Colorado State Bank & Trust:
Commercial	957,917	856,323	825,315	735,626	748,331
Commercial real estate	190,812	200,995	213,850	190,355	158,320
Residential mortgage	56,705	60,360	57,345	62,821	66,475
Consumer	24,812	23,330	22,095	22,686	22,592
Total Colorado State Bank & Trust	1,230,246	1,141,008	1,118,605	1,011,488	995,718

Bank of Arizona:
Commercial	500,208	446,814	453,799	417,702	379,817
Commercial real estate	316,698	292,799	301,266	257,477	250,129
Residential mortgage	39,256	41,059	42,899	47,111	49,109
Consumer	11,201	7,821	7,145	7,887	7,059
Total Bank of Arizona	867,363	788,493	805,109	730,177	686,114

Bank of Kansas City:
Commercial	384,662	401,501	403,134	411,587	383,373
Commercial real estate	166,723	172,158	166,944	161,844	131,504
Residential mortgage	17,784	19,891	16,567	15,516	15,987
Consumer	12,432	10,948	10,458	5,646	4,867
Total Bank of Kansas City	581,601	604,498	597,103	594,593	535,731

Total BOK Financial loans	$13,683,739	$13,426,858	$13,077,854	$12,792,264	$12,350,100

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $7.7 billion and standby letters of credit which totaled $451 million at September 30, 2014. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $624 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at September 30, 2014.

As more fully described in Note 6 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At September 30, 2014, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $175 million, down from $181 million at June 30, 2014. Substantially all of these loans are to borrowers in our primary markets including $121 million to borrowers in Oklahoma, $19 million to borrowers in Arkansas, $13 million to borrowers in New Mexico and $10 million to borrowers in the Kansas/Missouri market.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 6 to the Consolidated Financial Statements. For the period from 2010 through the third quarter of 2014 combined, approximately 14% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $2.4 million at September 30, 2014 and $5.6 million at June 30, 2014.

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

Derivative contracts are carried at fair value. At September 30, 2014, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $365 million compared to $359 million at June 30, 2014. Derivative contracts carried as assets included to-be-announced residential mortgage-backed securities sold to our mortgage banking customers considered interest rate derivative contracts. At September 30, 2014, the fair value of our derivative contracts included $24 million related to these to-be-announced residential mortgage-backed securities, $34 million for interest rate swaps, $16 million for energy contracts and $275 million for foreign exchange contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $366 million at September 30, 2014 and $355 million at June 30, 2014.

At September 30, 2014, total derivative assets were reduced by $4.3 million of cash collateral received from counterparties and total derivative liabilities were reduced by $19 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2014 follows in Table 16.

Table 16 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$240,730
Banks and other financial institutions	109,281
Exchanges and clearing organizations	10,798
Fair value of customer risk management program asset derivative contracts, net	$360,809

At September 30, 2014, our largest derivative exposure was to an internationally active financial institution for equity option contracts which totaled $10 million. At September 30, 2014, our aggregate gross exposure to internationally active domestic financial institutions was approximately $219 million comprised of $206 million of cash and securities positions and $13 million of gross derivative positions. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $5.5 million at September 30, 2014.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $47.00 per barrel of oil would decrease the fair value of derivative assets by $8.1 million. An increase in prices equivalent to $131.03 per barrel of oil would increase the fair value of derivative assets by $139 million as current prices move away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $19 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2014, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and off-balance sheet credit losses totaled $192 million or 1.41% of outstanding loans and 199% of nonaccruing loans at September 30, 2014. The allowance for loan losses was $191 million and the accrual for off-balance sheet credit losses was $1.2 million. At June 30, 2014, the combined allowance for credit losses was $192 million or 1.43% of outstanding loans and 199% of nonaccruing loans. The allowance for loan losses was $191 million and the accrual for off-balance sheet credit losses was $1.3 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, the Company determined that no provision for credit losses was necessary during the third quarter of 2014. No provision for credit losses was recorded in the second quarter of 2014 and an $8.5 million negative provision for credit losses was recorded in the third quarter of 2013.

Table 17 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Allowance for loan losses:
Beginning balance	$190,690	$188,318	$185,396	$194,325	$203,124
Loans charged off:
Commercial	(117)	(29)	(144)	(145)	(1,354)
Commercial real estate	(145)	—	(220)	(176)	(419)
Residential mortgage	(773)	(1,842)	(996)	(956)	(961)
Consumer	(1,603)	(1,651)	(1,488)	(1,836)	(1,974)
Total	(2,638)	(3,522)	(2,848)	(3,113)	(4,708)
Recoveries of loans previously charged off:
Commercial	260	1,196	1,985	1,291	864
Commercial real estate	1,410	2,621	1,827	3,496	2,073
Residential mortgage	150	722	354	354	188
Consumer	1,294	985	1,194	927	1,284
Total	3,114	5,524	5,360	6,068	4,409
Net loans recovered (charged off)	476	2,002	2,512	2,955	(299)
Provision for loan losses	78	370	410	(11,884)	(8,500)
Ending balance	$191,244	$190,690	$188,318	$185,396	$194,325
Accrual for off-balance sheet credit losses:
Beginning balance	$1,308	$1,678	$2,088	$1,604	$1,604
Provision for off-balance sheet credit losses	(78)	(370)	(410)	484	—
Ending balance	$1,230	$1,308	$1,678	$2,088	$1,604
Total combined provision for credit losses	$—	$—	$—	$(11,400)	$(8,500)
Allowance for loan losses to loans outstanding at period-end	1.40%	1.42%	1.44%	1.45%	1.57%
Net charge-offs (annualized) to average loans	(0.01)%	(0.06)%	(0.08)%	(0.09)%	0.01%
Total provision for credit losses (annualized) to average loans	—%	—%	—%	(0.37)%	(0.27)%
Recoveries to gross charge-offs	118.04%	156.84%	188.20%	194.92%	93.65%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.02%	0.02%	0.02%	0.03%	0.02%
Combined allowance for credit losses to loans outstanding at period-end	1.41%	1.43%	1.45%	1.47%	1.59%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. At September 30, 2014, impaired loans totaled $291 million, including $4.3 million with specific allowances of $3.3 million and $287 million with no specific allowances because the loan balances represent the amounts we expect to recover. At June 30, 2014, impaired loans totaled $283 million, including $4.7 million of impaired loans with specific allowances of $3.4 million and $278 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $160 million at September 30, 2014, unchanged compared to June 30, 2014.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $28 million at September 30, 2014, an increase of $995 thousand compared to June 30, 2014. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. Risks related to the European debt crisis and domestic economic risks remain stable compared to the previous quarter.

An allocation of the allowance for loan losses by loan category is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. The potential problem loans totaled $108 million at September 30, 2014, primarily composed of $30 million of energy loans, $17 million of service sector loans, $15 million of residential construction and land development loans, $14 million of loans secured by multifamily residential properties and $11 million of other commerical & industrial loans. Potential problem loans totaled $105 million at June 30, 2014.
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

BOK Financial had a net recovery of $476 thousand in the third quarter of 2014 compared to a net recovery of $2.0 million in the second quarter of 2014 and net charge-offs of $299 thousand in the third quarter of 2013. The ratio of net loans charged off (recovered) to average loans on an annualized basis was (0.01)% for the third quarter of 2014 compared with (0.06)% for the second quarter of 2014 and 0.01% for the third quarter of 2013. The net recovery in the third quarter of 2014 was $1.5 million less than the previous quarter.

Net commercial loans recoveries totaled $143 thousand in the third quarter of 2014 compared to $1.2 million in the second quarter of 2014. Net commercial real estate loan recoveries were $1.3 million in the third quarter and $2.6 million in the second quarter. Residential mortgage net charge-offs were $623 thousand and consumer net charge-offs were $309 thousand for the third quarter. Consumer loan net charge-offs include deposit account overdraft losses.

Nonperforming Assets

Table 18 -- Nonperforming Assets
(In thousands)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Nonaccruing loans:
Commercial	$16,404	$17,103	$19,047	$16,760	$19,522
Commercial real estate	30,660	34,472	39,305	40,850	52,502
Residential mortgage	48,907	44,340	45,380	42,320	39,256
Consumer	580	765	974	1,219	1,624
Total nonaccruing loans	96,551	96,680	104,706	101,149	112,904
Accruing renegotiated loans guaranteed by U.S. government agencies	70,459	57,818	55,507	54,322	50,099
Total nonperforming loans	167,010	154,498	160,213	155,471	163,003
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies	46,809	49,720	45,638	37,431	37,906
Other	51,062	50,391	49,877	54,841	70,216
Real estate and other repossessed assets	97,871	100,111	95,515	92,272	108,122
Total nonperforming assets	$264,881	$254,609	$255,728	$247,743	$271,125
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$143,778	$145,124	$153,011	$155,213	$182,543

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$1,508	$1,619	$1,759	$1,860	$1,953
Services	3,584	3,669	4,581	4,922	6,927
Wholesale / retail	5,502	5,885	6,854	6,969	7,223
Manufacturing	3,482	3,507	3,565	592	843
Healthcare	1,417	1,422	1,443	1,586	1,733
Other commercial and industrial	911	1,001	845	831	843
Total commercial	16,404	17,103	19,047	16,760	19,522

Commercial real estate:
Residential construction and land development	14,634	15,146	16,547	17,377	20,784
Retail	4,009	4,199	4,626	4,857	7,914
Office	3,499	3,591	6,301	6,391	6,838
Multifamily	—	—	—	7	4,350
Industrial	—	631	886	252	—
Other commercial real estate	8,518	10,905	10,945	11,966	12,616
Total commercial real estate	30,660	34,472	39,305	40,850	52,502

Residential mortgage:
Permanent mortgage	35,137	32,952	36,342	34,279	31,797
Permanent mortgage guaranteed by U.S. government agencies	3,835	1,947	1,572	777	577
Home equity	9,935	9,441	7,466	7,264	6,882
Total residential mortgage	48,907	44,340	45,380	42,320	39,256
Consumer	580	765	974	1,219	1,624
Total nonaccruing loans	$96,551	$96,680	$104,706	$101,149	$112,904

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Nonaccruing loans as % of outstanding balance for class:
Commercial:
Energy	0.06%	0.07%	0.08%	0.08%	0.08%
Services	0.14%	0.15%	0.21%	0.22%	0.32%
Wholesale / retail	0.43%	0.45%	0.56%	0.58%	0.61%
Manufacturing	0.73%	0.77%	0.80%	0.15%	0.22%
Healthcare	0.10%	0.10%	0.10%	0.12%	0.15%
Other commercial and industrial	0.23%	0.25%	0.21%	0.19%	0.22%
Total commercial	0.19%	0.20%	0.24%	0.21%	0.26%

Commercial real estate:
Residential construction and land development	8.35%	8.20%	8.95%	8.42%	9.60%
Retail	0.66%	0.65%	0.72%	0.83%	1.42%
Office	0.80%	0.91%	1.44%	1.55%	1.62%
Multifamily	—%	—%	—%	—%	0.84%
Industrial	—%	0.18%	0.29%	0.10%	—%
Other commercial real estate	2.20%	2.63%	2.72%	3.06%	3.25%
Total commercial real estate	1.13%	1.30%	1.49%	1.69%	2.23%

Residential mortgage:
Permanent mortgage	3.55%	3.23%	3.52%	3.23%	2.95%
Permanent mortgage guaranteed by U.S. government agencies	1.93%	1.04%	0.85%	0.43%	0.35%
Home equity	1.26%	1.18%	0.93%	0.90%	0.87%
Total residential mortgage	2.47%	2.21%	2.25%	2.06%	1.93%
Consumer	0.14%	0.19%	0.26%	0.32%	0.41%
Total nonaccruing loans	0.71%	0.72%	0.80%	0.79%	0.91%

Ratios:
Allowance for loan losses to nonaccruing loans	198.08%	197.24%	179.86%	183.29%	172.12%
Nonaccruing loans to period-end loans	0.71%	0.72%	0.80%	0.79%	0.91%
Accruing loans 90 days or more past due[1]	$25	$67	$1,991	$1,415	$188

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. Government

Nonperforming assets totaled $265 million or 1.92% of outstanding loans and repossessed assets at September 30, 2014. Nonaccruing loans totaled $97 million, accruing renegotiated residential mortgage loans totaled $70 million and real estate and other repossessed assets totaled $98 million. All accruing renegotiated residential mortgage loans, $3.8 million of nonaccruing loans and $47 million of real estate and other repossessed assets are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $1.3 million during the third quarter. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

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

At September 30, 2014, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. Generally, no unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the three and nine ended September 30, 2014 follows in Table 19.

Table 19 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2014
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, June 30, 2014	$96,680	$57,818	$100,111	$254,609
Additions	18,588	22,428	—	41,016
Payments	(8,647)	(546)	—	(9,193)
Charge-offs	(2,638)	—	—	(2,638)
Net gains and write-downs	—	—	(3,520)	(3,520)
Foreclosure of nonperforming loans	(7,379)	—	7,379	—
Foreclosure of loans guaranteed by U.S. government agencies	—	(2,010)	13,201	11,191
Proceeds from sales	—	(7,119)	(3,093)	(10,212)
Conveyance to U.S. government agencies	—	—	(16,113)	(16,113)
Net transfers to nonaccruing loans	—	—	—	—
Return to accrual status	(53)	—	—	(53)
Other, net	—	(112)	(94)	(206)
Balance, Sept. 30, 2014	$96,551	$70,459	$97,871	$264,881

	Nine Months Ended
	September 30, 2014
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2013	$101,149	$54,322	$92,272	$247,743
Additions	49,033	49,511	—	98,544
Payments	(28,997)	(1,602)	—	(30,599)
Charge-offs	(9,008)	—	—	(9,008)
Net gains and write-downs	—	—	(2,988)	(2,988)
Foreclosure of nonperforming loans	(15,575)	—	15,575	—
Foreclosure of loans guaranteed by U.S. government agencies	—	(6,780)	43,802	37,022
Proceeds from sales	—	(24,605)	(16,122)	(40,727)
Conveyance to U.S. government agencies	—	—	(34,425)	(34,425)
Net transfers to nonaccruing loans	—	—	—	—
Return to accrual status	(53)	—	—	(53)
Other, net	2	(387)	(243)	(628)
Balance, Sept. 30, 2014	$96,551	$70,459	$97,871	$264,881

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During the third quarter of 2014, $13 million of properties guaranteed by U.S. government agencies were foreclosed on and $16 million of properties were conveyed to the applicable U.S. government agencies.

Nonaccruing loans totaled $97 million or 0.71% of outstanding loans at September 30, 2014 and $97 million or 0.72% of outstanding loans at June 30, 2014. Nonaccruing loans were largely unchanged compared to June 30, 2014. Newly identified nonaccruing loans totaled $19 million for the third quarter of 2014. These loans were offset by $9 million of payments, $7.4 million of foreclosures and $2.6 million of charge-offs.
Commercial

Nonaccruing commercial loans totaled $16 million or 0.19% of total commercial loans at September 30, 2014, compared to $17 million or 0.20% of total commercial loans at June 30, 2014. Nonaccruing commercial loans decreased $699 thousand in the third quarter of 2014. There were $494 thousand in newly identified nonaccruing commercial loans, $1.1 million in payments and $117 thousand of charge-offs during the third quarter. There were no foreclosures of nonaccruing commercial loans during the third quarter.

Nonaccruing commercial loans at September 30, 2014 were primarily composed of $5.5 million or 0.43% of total wholesale/retail sector loans, $3.6 million or 0.14% of total services sector loans and $3.5 million or 0.73% of total manufacturing sector loans. Over half of the balance of nonaccruing wholesale/retail sector loans was comprised of a single customer in the New Mexico market.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $31 million or 1.13% of outstanding commercial real estate loans at September 30, 2014 compared to $34 million or 1.30% of outstanding commercial real estate loans at June 30, 2014. Newly identified nonaccruing commercial real estate loans of $1.4 million were offset by $4.4 million of cash payments received and $653 thousand of foreclosures and $145 thousand of charge-offs.

Nonaccruing commercial real estate loans continue to be largely concentrated in residential construction and land development loans, totaling $15 million or 8.35% of residential construction and land development loans. Other commercial real estate loans totaled $8.5 million or 2.20% of other commercial real estate loans.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $49 million or 2.47% of outstanding residential mortgage loans at September 30, 2014, compared to $44 million or 2.21% of outstanding residential mortgage loans at June 30, 2014. Newly identified nonaccruing residential mortgage loans totaled $14.9 million, offset by $3.0 million of payments, $6.5 million of foreclosures and $773 thousand of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $35 million or 3.55% of outstanding non-guaranteed permanent residential mortgage loans at September 30, 2014. Nonaccruing home equity loans totaled $9.9 million or 1.26% of total home equity loans.

Payments of accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 20. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due decreased $1.8 million in the third quarter to $10 million at September 30, 2014. Consumer loans past due 30 to 89 days decreased $196 thousand over June 30, 2014.

Table 20 -- Residential Mortgage and Consumer Loans Past Due
(In thousands)

	September 30, 2014		June 30, 2014
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$8,179	$—	$10,079
Home equity	20	1,938	41	1,855
Total residential mortgage	$20	$10,117	41	$11,934

Consumer	$—	$796	$1	$992

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $98 million at September 30, 2014, a decrease of $2.2 million compared to June 30, 2014. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 21 following.

Table 21 -- Real Estate and Other Repossessed Assets by Collateral Location
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties guaranteed by U.S. government agencies	$15,741	$2,456	$1,370	$1,043	$20,604	$539	$4,337	$718	$46,808
Developed commercial real estate properties	2,311	106	2,709	796	4,109	2,090	—	5,073	17,194
1-4 family residential properties	5,317	2,500	175	1,839	4,478	3,684	699	362	19,054
Undeveloped land	272	2,971	2,431	—	—	2,388	1,114	—	9,176
Residential land development properties	164	30	1,483	1,125	—	2,504	4	—	5,310
Multifamily residential properties	—		—	—	—	—	—	—	—
Other	5	—	—	—	—	324	—	—	329
Total real estate and other repossessed assets	$23,810	$8,063	$8,168	$4,803	$29,191	$11,529	$6,154	$6,153	$97,871

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital
Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the third quarter of 2014, approximately 72% of our funding was provided by deposit accounts, 13% from borrowed funds, 1% from long-term subordinated debt and 12% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the third quarter of 2014 totaled $20.2 billion and represented approximately 72% of total liabilities and capital compared with $20.5 billion and 75% of total liabilities and capital for the second quarter of 2014. Average deposits decreased $270 million over the second quarter of 2014. Average demand deposit balances increased $146 million over the second quarter. Average interest-bearing transaction deposit accounts decreased $377 million and and average time deposits decreased $26 million.

Average Commercial Banking deposit balances decreased $74 million compared to the second quarter of 2014. Treasury services customer balances decreased $275 million and commercial real estate customer balances decreased $17 million. Balances related to energy customers increased $123 million and balances related to commercial & industrial customers increased $44 million. Healthcare customer balances increased $29 million and small business customer balances increased $25 million. Commercial customers continue to retain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. These deposit account balances may decline due to future changes in economic conditions.

Average Consumer Banking deposit balances increased $31 million. Demand deposit balances grew by $45 million, interest-bearing transaction deposits were up $43 million. This growth was partially offset by a $52 million decrease in time deposits. Average Wealth Management deposits decreased $220 million compared to the second quarter of 2014 primarily due to a $244 million decrease in interest-bearing transaction deposit account balances, partially offset by a $34 million increase in time deposit balances.

Brokered deposits included in time deposits averaged $233 million for the third quarter of 2014, an increase of $32 million over the second quarter of 2014. Average interest-bearing transaction accounts for the third quarter include $252 million of brokered deposits, a decrease of $7.4 million compared to the second quarter of 2014.

The distribution of our period end deposit account balances among principal markets follows in Table 22.

Table 22 -- Period End Deposits by Principal Market Area
(In thousands)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Bank of Oklahoma:
Demand	$3,915,560	$3,785,922	$3,476,876	$3,432,940	$3,442,831
Interest-bearing:
Transaction	5,450,692	5,997,474	6,148,712	6,318,045	5,565,462
Savings	201,690	210,330	211,770	191,880	189,186
Time	1,292,738	1,195,586	1,209,002	1,214,507	1,197,617
Total interest-bearing	6,945,120	7,403,390	7,569,484	7,724,432	6,952,265
Total Bank of Oklahoma	10,860,680	11,189,312	11,046,360	11,157,372	10,395,096

Bank of Texas:
Demand	2,636,713	2,617,194	2,513,729	2,481,603	2,498,668
Interest-bearing:
Transaction	2,020,737	1,957,236	1,967,107	1,966,580	1,853,586
Savings	66,798	67,012	70,890	64,632	63,368
Time	569,929	606,248	621,925	638,465	667,873
Total interest-bearing	2,657,464	2,630,496	2,659,922	2,669,677	2,584,827
Total Bank of Texas	5,294,177	5,247,690	5,173,651	5,151,280	5,083,495

Bank of Albuquerque:
Demand	480,023	515,554	524,191	502,395	491,894
Interest-bearing:
Transaction	502,787	489,378	516,734	529,140	541,565
Savings	36,127	36,442	37,481	33,944	34,003
Time	303,074	309,540	320,352	327,281	334,946
Total interest-bearing	841,988	835,360	874,567	890,365	910,514
Total Bank of Albuquerque	1,322,011	1,350,914	1,398,758	1,392,760	1,402,408

Bank of Arkansas:
Demand	35,075	44,471	40,026	38,566	33,378
Interest-bearing:
Transaction	234,063	205,216	212,144	144,018	205,891
Savings	2,222	2,287	2,264	1,986	1,919
Time	38,811	41,155	32,312	32,949	35,184
Total interest-bearing	275,096	248,658	246,720	178,953	242,994
Total Bank of Arkansas	310,171	293,129	286,746	217,519	276,372

Colorado State Bank & Trust:
Demand	422,044	396,185	399,820	409,942	375,060
Interest-bearing:
Transaction	571,807	566,320	536,438	541,675	536,734
Savings	29,768	29,234	28,973	26,880	27,782
Time	372,401	385,252	399,948	407,088	424,225
Total interest-bearing	973,976	980,806	965,359	975,643	988,741
Total Colorado State Bank & Trust	1,396,020	1,376,991	1,365,179	1,385,585	1,363,801

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Bank of Arizona:
Demand	279,811	293,836	265,149	204,092	188,365
Interest-bearing:
Transaction	336,584	379,170	409,200	364,736	339,158
Savings	3,718	2,813	2,711	2,432	2,511
Time	38,842	37,666	37,989	34,391	36,285
Total interest-bearing	379,144	419,649	449,900	401,559	377,954
Total Bank of Arizona	658,955	713,485	715,049	605,651	566,319

Bank of Kansas City:
Demand	268,903	254,843	252,496	246,739	301,780
Interest-bearing:
Transaction	128,039	103,610	109,321	69,857	77,414
Savings	1,315	1,511	1,507	1,252	1,080
Time	48,785	40,379	40,646	41,312	23,890
Total interest-bearing	178,139	145,500	151,474	112,421	102,384
Total Bank of Kansas City	447,042	400,343	403,970	359,160	404,164
Total BOK Financial deposits	$20,289,056	$20,571,864	$20,389,713	$20,269,327	$19,491,655

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of federal funds purchased totaled $20 million at September 30, 2014. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $2.3 billion during the quarter, up from $1.3 billion during the second quarter of 2014.

At September 30, 2014, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $6.4 billion.

A summary of other borrowings by the subsidiary bank follows in Table 23.

Table 23 -- Borrowed Funds
(In thousands)

		Three Months Ended				Three Months Ended
		September 30, 2014				June 30, 2014
	September 30, 2014	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2014	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Subsidiary Bank:
Funds purchased	$85,135	$320,817	0.07%	$449,473	$705,573	$574,926	0.07%	$709,072
Repurchase agreements	1,026,009	1,027,206	0.05%	1,026,009	1,072,375	914,892	0.08%	1,072,375
Other borrowings:
Federal Home Loan Bank advances	3,453,400	2,299,390	0.24%	3,453,400	1,200,000	1,264,533	0.23%	1,400,000
GNMA repurchase liability	14,552	18,067	5.14%	20,982	15,193	13,991	5.24%	16,515
Other	16,535	16,504	4.94%	16,294	16,469	16,408	5.02%	16,227
Total other borrowings	3,484,487	2,333,961	0.34%		1,231,662	1,294,932	0.40%
Subordinated debentures	347,936	347,914	2.46%	347,936	347,890	347,868	2.52%	347,890
Total Subsidiary Bank	4,943,567	4,029,898	0.43%		3,357,500	3,132,618	0.48%

Total Borrowed Funds	$4,943,567	$4,029,898	0.43%		$3,357,500	$3,132,618	0.48%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At September 30, 2014, $227 million of this subordinated debt remains outstanding.
In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. At September 30, 2014, $122 million of this subordinated debt remains outstanding.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2014, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $214 million of dividends without regulatory approval. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.00% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 5, 2015. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at September 30, 2014 and the Company met all of the covenants.

Our equity capital at September 30, 2014 was $3.3 billion, an increase of $30 million over June 30, 2014. Net income less cash dividends paid increased equity $48 million during the third quarter of 2014 and accumulated other comprehensive income decreased $26 million primarily related to the change in unrealized gains on available for sale securities due to changes in interest rates. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2014, the Company has repurchased 39,496 shares for $2.1 million under this program. No shares were repurchased in the third quarter of 2014.

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

Table 24 -- Capital Ratios

	Well Capitalized Minimums	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Average total equity to average assets	—	11.55%	11.56%	11.40%	11.27%	10.88%
Tangible common equity ratio	—	9.86%	10.20%	10.06%	9.90%	9.73%
Tier 1 common equity ratio	—	13.54%	13.46%	13.59%	13.59%	13.33%
Risk-based capital:
Tier 1 capital	6.00%	13.71%	13.63%	13.77%	13.77%	13.51%
Total capital	10.00%	15.09%	15.38%	15.55%	15.56%	15.35%
Leverage	5.00%	10.22%	10.26%	10.17%	10.05%	9.80%
In July 2013, banking regulators issued the final rule revising regulatory capital rules for substantially all U.S. banking organizations. The new capital rule will be effective for BOK Financial on January 1, 2015. Components of the rule will phase in through January 1, 2019. The new capital rule establishes a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus capital conservation buffer. The Company expects to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital, consistent with the treatment under current capital rules. BOK Financial's Tier 1 common equity ratio based on the existing capital rules was 13.54% as of September 30, 2014. Based on our interpretation of the new capital rule, our estimated Tier 1 common equity ratio on a fully phased-in basis would be 12.60%, nearly 560 basis points above the 7% regulatory threshold.

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

Table 25 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 25 -- Non-GAAP Measure
(Dollars in thousands)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Tangible common equity ratio:
Total shareholders' equity	$3,243,093	$3,212,517	$3,109,925	$3,020,049	$2,991,244
Less: Goodwill and intangible assets, net	413,256	414,356	396,131	384,323	385,166
Tangible common equity	2,829,837	2,798,161	2,713,794	2,635,726	2,606,078
Total assets	29,105,020	27,843,770	27,364,714	27,015,432	27,166,367
Less: Goodwill and intangible assets, net	413,256	414,356	396,131	384,323	385,166
Tangible assets	$28,691,764	$27,429,414	$26,968,583	$26,631,109	$26,781,201
Tangible common equity ratio	9.86%	10.20%	10.06%	9.90%	9.73%

Estimated Tier 1 common equity ratio under fully phased-in Basel III:
Tier 1 common equity under existing Basel I	2,777,436
Estimated equity adjustments	(33,000)
Estimated Tier 1 common equity under fully phased-in Basel III	2,744,436

Risk weighted assets	20,507,015
Estimated risk weighted asset adjustments	1,275,000
Estimated risk weighted assets under fully phased-in Basel III	21,782,015

Estimated Tier 1 common equity under fully phased-in Basel III	12.60%

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

Table 26 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	2014	2013	2014	2013
Anticipated impact over the next twelve months on net interest revenue	$(7,658)	$(16,193)	$(16,325)	$(13,699)
	(1.07)%	(2.38)%	(2.28)%	(1.93)%
Trading Activities

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. On a limited basis, BOK Financial may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities and municipal bonds to enhance returns on its securities portfolios. Both of these activities involve interest rate risk. BOK Financial has an insignificant exposure to foreign exchange risk and does not take positions in commodity derivatives.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs.

Management uses a Value at Risk ("VaR") methodology to measure market risk due to changes in interest rates inherent in its trading activities. VaR is calculated based upon historical simulations over the past five years using a variance/covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VaR to $7.3 million. There were no instances of VaR being exceeded during the three months ended September 30, 2014 and 2013. At September 30, 2014, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VaR amounts for three months ended September 30, 2014 and September 30, 2013 are as follows in Table 27.

Table 27 -- Value at Risk (VaR)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average	$1,601	$2,244	$1,739	$3,049
High	3,064	3,908	3,731	5,826
Low	479	261	479	261

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2014	2013	2014	2013
Loans	$126,559	$125,069	$374,523	$374,479
Residential mortgage loans held for sale	2,929	2,168	7,042	6,254
Trading securities	414	509	1,233	1,608
Taxable securities	3,238	3,434	9,715	10,836
Tax-exempt securities	1,373	1,163	4,348	3,341
Total investment securities	4,611	4,597	14,063	14,177
Taxable securities	45,257	50,167	138,970	156,534
Tax-exempt securities	451	560	1,576	1,851
Total available for sale securities	45,708	50,727	140,546	158,385
Fair value option securities	913	814	2,558	3,015
Restricted equity securities	2,133	1,189	4,405	3,516
Interest-bearing cash and cash equivalents	601	355	1,249	817
Total interest revenue	183,868	185,428	545,619	562,251
Interest expense
Deposits	12,719	13,526	38,482	42,316
Borrowed funds	2,204	1,804	5,106	5,134
Subordinated debentures	2,154	2,209	6,501	6,568
Total interest expense	17,077	17,539	50,089	54,018
Net interest revenue	166,791	167,889	495,530	508,233
Provision for credit losses	—	(8,500)	—	(16,500)
Net interest revenue after provision for credit losses	166,791	176,389	495,530	524,733
Other operating revenue
Brokerage and trading revenue	35,263	32,338	103,835	96,963
Transaction card revenue	31,578	30,055	92,222	87,689
Fiduciary and asset management revenue	29,738	23,892	85,003	71,008
Deposit service charges and fees	22,508	24,742	68,330	71,670
Mortgage banking revenue	26,814	23,486	78,988	100,058
Bank-owned life insurance	2,326	2,408	6,706	7,870
Other revenue	10,320	8,314	28,380	26,214
Total fees and commissions	158,547	145,235	463,464	461,472
Loss on other assets, net	(501)	(377)	(4,817)	(1,576)
Gain (loss) on derivatives, net	(93)	31	1,706	(3,437)
Gain (loss) on fair value option securities, net	(332)	(80)	6,504	(12,407)
Change in fair value of mortgage servicing rights	5,281	(346)	(5,624)	16,627
Gain on available for sale securities, net	146	478	1,390	9,086
Total other-than-temporary impairment losses	—	(1,436)	—	(2,574)
Portion of loss recognized in (reclassified from) other comprehensive income	—	(73)	—	266
Net impairment losses recognized in earnings	—	(1,509)	—	(2,308)
Total other operating revenue	163,048	143,432	462,623	467,457
Other operating expense
Personnel	123,043	125,799	351,190	379,563
Business promotion	6,160	5,355	19,151	16,578
Charitable contributions to BOKF Foundation	—	2,062	2,420	2,062
Professional fees and services	14,763	7,183	33,382	22,549
Net occupancy and equipment	18,892	17,280	54,577	50,670
Insurance	4,793	3,939	13,801	11,728
Data processing and communications	29,971	25,695	86,177	77,879
Printing, postage and supplies	3,380	3,505	10,350	10,759
Net losses and operating expenses of repossessed assets	4,966	2,014	7,516	3,542
Amortization of intangible assets	1,100	835	2,865	2,586
Mortgage banking costs	7,734	8,753	19,328	24,017
Other expense	7,032	7,878	20,888	23,268
Total other operating expense	221,834	210,298	621,645	625,201
Net income before taxes	108,005	109,523	336,508	366,989
Federal and state income taxes	31,879	33,461	106,610	121,980
Net income	76,126	76,062	229,898	245,009
Net income attributable to non-controlling interests	494	324	1,781	1,376
Net income attributable to BOK Financial Corporation shareholders	$75,632	$75,738	$228,117	$243,633
Earnings per share:
Basic	$1.09	$1.10	$3.30	$3.55
Diluted	$1.09	$1.10	$3.29	$3.54
Average shares used in computation:
Basic	68,455,866	68,049,179	68,364,549	67,953,253
Diluted	68,609,765	68,272,861	68,520,591	68,175,915
Dividends declared per share	$0.40	$0.38	$1.20	$1.14
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$76,126	$76,062	$229,898	$245,009
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(42,399)	(35,839)	82,252	(240,384)
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(273)	(696)	(1,009)	(2,717)
Interest expense, Subordinated debentures	52	85	206	209
Net impairment losses recognized in earnings	—	1,509	—	2,308
Gain on available for sale securities, net	(146)	(478)	(1,390)	(9,086)
Other comprehensive income (loss) before income taxes	(42,766)	(35,419)	80,059	(249,670)
Federal and state income taxes	16,645	13,779	(31,141)	97,124
Other comprehensive income (loss), net of income taxes	(26,121)	(21,640)	48,918	(152,546)
Comprehensive income	50,005	54,422	278,816	92,463
Comprehensive income attributable to non-controlling interests	494	324	1,781	1,376
Comprehensive income attributable to BOK Financial Corp. shareholders	$49,511	$54,098	$277,035	$91,087

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2014	Dec 31, 2013	September 30, 2013
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$557,658	$512,931	$625,671
Interest-bearing cash and cash equivalents	2,007,901	574,282	535,313
Trading securities	169,712	91,616	150,887
Investment securities (fair value: September 30, 2014 – $676,445; December 31, 2013 – $687,127 ; September 30, 2013 – $654,479)	655,091	677,878	644,225
Available for sale securities	9,306,886	10,147,162	10,372,903
Fair value option securities	175,761	167,125	167,860
Restricted equity securities	189,587	85,240	125,540
Residential mortgage loans held for sale	373,253	200,546	230,511
Loans	13,683,739	12,792,264	12,350,100
Allowance for loan losses	(191,244)	(185,396)	(194,325)
Loans, net of allowance	13,492,495	12,606,868	12,155,775
Premises and equipment, net	275,718	277,849	275,347
Receivables	114,374	117,126	108,435
Goodwill	377,780	359,759	359,759
Intangible assets, net	35,476	24,564	25,407
Mortgage servicing rights	173,286	153,333	140,863
Real estate and other repossessed assets, net of allowance (September 30, 2014 – $25,916; December 31, 2013 – $24,195; September 30, 2013 – $26,910)	97,871	92,272	108,122
Derivative contracts	360,809	265,012	377,325
Cash surrender value of bank-owned life insurance	291,583	284,801	282,490
Receivable on unsettled securities sales	94,881	17,174	93,020
Other assets	354,898	359,894	386,914
Total assets	$29,105,020	$27,015,432	$27,166,367

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$8,038,129	$7,316,277	$7,331,976
Interest-bearing deposits:
Transaction	9,244,709	9,934,051	9,119,810
Savings	341,638	323,006	319,849
Time	2,664,580	2,695,993	2,720,020
Total deposits	20,289,056	20,269,327	19,491,655
Funds purchased	85,135	868,081	992,345
Repurchase agreements	1,026,009	813,454	782,418
Other borrowings	3,484,487	1,040,353	1,837,181
Subordinated debentures	347,936	347,802	347,758
Accrued interest, taxes and expense	100,664	194,870	182,076
Derivative contracts	348,687	247,185	232,544
Due on unsettled securities purchases	8,126	45,740	114,259
Other liabilities	137,608	133,647	159,157
Total liabilities	25,827,708	23,960,459	24,139,393
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2014 – 73,964,496 ; December 31, 2013 – 73,163,275; September 30, 2013 – 73,089,764)	4	4	4
Capital surplus	948,305	898,586	890,433
Retained earnings	2,495,338	2,349,428	2,303,688
Treasury stock (shares at cost: September 30, 2014 – 4,626,998 ; December 31, 2013 – 4,304,782; September 30, 2013 – 4,302,180)	(223,849)	(202,346)	(200,255)
Accumulated other comprehensive income (loss)	23,295	(25,623)	(2,626)
Total shareholders’ equity	3,243,093	3,020,049	2,991,244
Non-controlling interests	34,219	34,924	35,730
Total equity	3,277,312	3,054,973	3,026,974
Total liabilities and equity	$29,105,020	$27,015,432	$27,166,367

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2012	72,415	$4	$859,278	$2,137,541	4,088	$(188,883)	$149,920	$2,957,860	$35,821	$2,993,681
Net income	—	—	—	243,633	—	—	—	243,633	1,376	245,009
Other comprehensive loss	—	—	—	—	—	—	(152,546)	(152,546)	—	(152,546)
Issuance of shares for equity compensation	675	—	26,317	—	214	(11,372)	—	14,945	—	14,945
Tax effect from equity compensation, net	—	—	301	—	—	—	—	301	—	301
Share-based compensation	—	—	4,537	—	—	—	—	4,537	—	4,537
Cash dividends on common stock	—	—	—	(77,486)	—	—	—	(77,486)	—	(77,486)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,467)	(1,467)

Balance, Sept. 30, 2013	73,090	$4	$890,433	$2,303,688	4,302	$(200,255)	$(2,626)	$2,991,244	$35,730	$3,026,974

Balances at December 31, 2013	73,163	$4	$898,586	$2,349,428	4,305	$(202,346)	$(25,623)	$3,020,049	$34,924	$3,054,973
Net income	—	—	—	228,117	—	—	—	228,117	1,781	229,898
Other comprehensive income	—	—	—	—	—	—	48,918	48,918	—	48,918
Issuance of shares for equity compensation	801	—	29,728	—	322	(21,503)	—	8,225	—	8,225
Tax effect from equity compensation, net	—	—	8,176	—	—	—	—	8,176	—	8,176
Share-based compensation	—	—	11,815	—	—	—	—	11,815	—	11,815
Cash dividends on common stock	—	—	—	(82,207)	—	—	—	(82,207)	—	(82,207)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,486)	(2,486)

Balance, Sept. 30, 2014	73,964	$4	$948,305	$2,495,338	4,627	$(223,849)	$23,295	$3,243,093	$34,219	$3,277,312

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$229,898	$245,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	(16,500)
Change in fair value of mortgage servicing rights	5,624	(16,627)
Unrealized losses (gains) from derivative contracts	(7,853)	23,270
Tax effect from equity compensation, net	(8,176)	(301)
Change in bank-owned life insurance	(6,706)	(7,870)
Share-based compensation	11,815	4,537
Depreciation and amortization	40,833	40,820
Net amortization of securities discounts and premiums	43,078	47,468
Net realized losses (gains) on financial instruments and other assets	1,459	(7,917)
Net gain on mortgage loans held for sale	(43,764)	(79,045)
Mortgage loans originated for sale	(3,220,120)	(3,232,520)
Proceeds from sale of mortgage loans held for sale	3,091,285	3,364,095
Capitalized mortgage servicing rights	(39,183)	(39,157)
Change in trading and fair value option securities	(88,005)	177,953
Change in receivables	14,134	7,716
Change in other assets	36,931	58,311
Change in accrued interest, taxes and expense	(107,585)	5,398
Change in other liabilities	23,164	(5,676)
Net cash provided by (used in) operating activities	(23,171)	568,964
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	54,666	113,570
Proceeds from maturities or redemptions of available for sale securities	1,326,128	2,197,656
Purchases of investment securities	(37,094)	(261,629)
Purchases of available for sale securities	(2,324,730)	(3,708,188)
Proceeds from sales of available for sale securities	1,884,061	2,140,531
Change in amount receivable on unsettled securities transactions	(77,707)	118,032
Loans originated, net of principal collected	(845,432)	(27,426)
Net payments on derivative asset contracts	(102,302)	(67,707)
Acquisitions, net of cash acquired	(21,898)	—
Proceeds from disposition of assets	95,611	80,678
Purchases of assets	(193,597)	(120,539)
Net cash provided by (used in) investing activities	(242,294)	464,978
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	51,142	(1,439,433)
Net change in time deposits	(31,413)	(247,972)
Net change in other borrowed funds	1,773,313	817,105
Net proceeds on derivative liability contracts	114,985	61,764
Net change in derivative margin accounts	(45,724)	(105,226)
Change in amount due on unsettled security transactions	(37,614)	(183,194)
Issuance of common and treasury stock, net	(6,847)	14,945
Tax effect from equity compensation, net	8,176	301
Dividends paid	(82,207)	(77,486)
Net cash provided by (used in) financing activities	1,743,811	(1,159,196)
Net increase (decrease) in cash and cash equivalents	1,478,346	(125,254)
Cash and cash equivalents at beginning of period	1,087,213	1,286,239
Cash and cash equivalents at end of period	$2,565,559	$1,160,985

Cash paid for interest	$47,264	$51,689
Cash paid for taxes	$61,627	$104,589
Net loans and bank premises transferred to repossessed real estate and other assets	$38,797	$73,075
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$100,430	$88,618
Conveyance of other real estate owned guaranteed by U.S. government agencies	$34,425	$31,641
Issuance of shares in settlement of accrued executive compensation	$15,072	$—
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

The financial information should be read in conjunction with BOK Financial’s 2013 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2013 have been derived from the audited financial statements included in BOK Financial’s 2013 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08")

On June 7, 2013, the FASB issued ASU 2013-08 which amends the criteria an entity would need to meet to qualify as an investment company under ASC 946, Financial Services - Investment Companies. ASU 2013-08 also provides additional implementation guidance for the assessment and requires additional disclosures. ASU 2013-08 was effective prospectively during interim and annual periods beginning after December 15, 2013, with early adoption prohibited. The adoption of ASU 2013-08 did not have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01")

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

FASB Accounting Standards Update No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure ("ASU 2014-04")

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

FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09")

On May 28, 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue by providing a more robust framework that will give greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in contracts with customers, a determination of the transaction price and an allocation of the price to those performance obligations. The entity recognizes revenue when performance obligations are satisfied. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the impact the adoption of ASU 2014-09 will have on the Company's financial statements.

FASB Accounting Standards Update No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure ("ASU 2014-14")

On August 8, 2014, the FASB issued ASU 2014-14 to give greater consistency in the classification of government-guaranteed loans upon foreclosure. ASU 2014-14 applies to all loans that contain a government guarantee that is not separable from the loan or for which the creditor has both the intent and ability to recover a fixed amount under the guarantee by conveying the property to the guarantor. Upon foreclosure, the creditor should reclassify the mortgage loan to an other receivable that is separate from loans and should measure the receivable at the amount of the loan balance expected to be recovered from the guarantor. ASU 2014-14 is effective for the Company for interim and annual periods beginning after December 15, 2014. Early adoption is permitted if the entity has already adopted ASU 2014-14. As of September 30, 2014, approximately $47 million of real estate and other repossessed assets is expected to be reclassified from Real estate and other repossessed assets to Receivables on the balance sheet with adoption of ASC 2014-14.
(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	September 30, 2014		December 31, 2013		September 30, 2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$41,004	$(5)	$34,120	$77	$74,632	$(598)
U.S. agency residential mortgage-backed securities	33,226	(2,002)	21,011	123	26,129	456
Municipal and other tax-exempt securities	76,884	90	27,350	(182)	37,057	81
Other trading securities	18,598	62	9,135	(7)	13,069	(25)
Total	$169,712	$(1,855)	$91,616	$11	$150,887	$(86)

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2014
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$410,595	$410,595	$415,233	$4,847	$(209)
U.S. agency residential mortgage-backed securities – Other	37,763	38,585	40,259	1,674	—
Other debt securities	205,911	205,911	220,953	16,001	(959)
Total	$654,269	$655,091	$676,445	$22,522	$(1,168)

[1]
Carrying value includes $822 thousand of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

The amortized cost and fair values of investment securities at September 30, 2014, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$34,346	$308,611	$28,772	$38,866	$410,595	3.99
Fair value	34,512	310,492	29,280	40,949	415,233
Nominal yield¹	1.96%	1.68%	3.44%	5.36%	2.18%
Other debt securities:
Carrying value	15,052	36,732	56,463	97,664	205,911	9.47
Fair value	15,076	37,456	59,141	109,280	220,953
Nominal yield	3.41%	4.91%	5.22%	6.16%	5.48%
Total fixed maturity securities:
Carrying value	$49,398	$345,343	$85,235	$136,530	$616,506	5.82
Fair value	49,588	347,948	88,421	150,229	636,186
Nominal yield	2.40%	2.02%	4.62%	5.93%	3.28%
Residential mortgage-backed securities:
Carrying value					$38,585	³
Fair value					40,259
Nominal yield[4]					2.74%
Total investment securities:
Carrying value					$655,091
Fair value					676,445
Nominal yield					3.25%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 3.0 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2014
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,014	$1,015	$1	$—	$—
Municipal and other tax-exempt	63,508	64,363	1,580	(725)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,117,747	4,158,631	61,663	(20,779)	—
FHLMC	1,812,708	1,823,393	21,886	(11,201)	—
GNMA	858,003	863,055	9,240	(4,188)	—
Other	5,132	5,524	392	—	—
Total U.S. government agencies	6,793,590	6,850,603	93,181	(36,168)	—
Private issue:
Alt-A loans	68,493	73,405	4,985	—	(73)
Jumbo-A loans	92,831	98,088	5,611	—	(354)
Total private issue	161,324	171,493	10,596	—	(427)
Total residential mortgage-backed securities	6,954,914	7,022,096	103,777	(36,168)	(427)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,168,978	2,141,645	1,841	(29,174)	—
Other debt securities	34,470	34,291	71	(250)	—
Perpetual preferred stock	22,171	24,358	2,194	(7)	—
Equity securities and mutual funds	18,896	19,118	773	(551)	—
Total	$9,263,951	$9,306,886	$110,237	$(66,875)	$(427)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2013
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,042	$1,042	$—	$—	$—
Municipal and other tax-exempt	73,232	73,775	1,606	(1,063)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,224,327	4,232,332	68,154	(60,149)	—
FHLMC	2,308,341	2,293,943	25,813	(40,211)	—
GNMA	1,151,225	1,152,128	9,435	(8,532)	—
Other	36,296	37,607	1,311	—	—
Total U.S. government agencies	7,720,189	7,716,010	104,713	(108,892)	—
Private issue:
Alt-A loans	104,559	107,212	4,386	—	(1,733)
Jumbo-A loans	109,622	113,887	4,974	—	(709)
Total private issue	214,181	221,099	9,360	—	(2,442)
Total residential mortgage-backed securities	7,934,370	7,937,109	114,073	(108,892)	(2,442)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,100,146	2,055,804	1,042	(45,384)	—
Other debt securities	35,061	35,241	368	(188)	—
Perpetual preferred stock	22,171	22,863	705	(13)	—
Equity securities and mutual funds	19,069	21,328	2,326	(67)	—
Total	$10,185,091	$10,147,162	$120,120	$(155,607)	$(2,442)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	September 30, 2013
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,052	$1,052	$—	$—	$—
Municipal and other tax-exempt	93,897	95,440	2,792	(1,249)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,513,161	4,544,505	81,984	(50,640)	—
FHLMC	2,412,948	2,412,116	30,673	(31,505)	—
GNMA	978,361	984,065	11,054	(5,350)	—
Other	38,979	40,701	1,722	—	—
Total U.S. government agencies	7,943,449	7,981,387	125,433	(87,495)	—
Private issue:
Alt-A loans	109,234	109,592	2,970	—	(2,612)
Jumbo-A loans	118,312	121,308	3,816	(138)	(682)
Total private issue	227,546	230,900	6,786	(138)	(3,294)
Total residential mortgage-backed securities	8,170,995	8,212,287	132,219	(87,633)	(3,294)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,985,924	1,946,295	354	(39,983)	—
Other debt securities	35,091	35,362	459	(188)	—
Perpetual preferred stock	22,171	23,680	1,534	(25)	—
Equity securities and mutual funds	56,348	58,787	2,479	(40)	—
Total	$10,365,478	$10,372,903	$139,837	$(129,118)	$(3,294)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at September 30, 2014, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,014	$—	$—	$—		$1,014	0.38
Fair value	1,015	—	—	—		1,015
Nominal yield	0.24%	—%	—%	—%		0.24%
Municipal and other tax-exempt:
Amortized cost	$6,690	$30,604	$2,265	$23,949		$63,508	8.48
Fair value	6,769	31,694	2,488	23,412		64,363
Nominal yield¹	3.71%	4.06%	6.48%	1.92%	[6]	3.30%
Commercial mortgage-backed securities:
Amortized cost	$—	$737,845	$1,077,326	$353,807		$2,168,978	8.75
Fair value	—	730,164	1,062,449	349,032		2,141,645
Nominal yield	—%	1.41%	1.72%	1.32%		1.55%
Other debt securities:
Amortized cost	$30,070	$—	$—	$4,400		$34,470	4.39
Fair value	30,141	—	—	4,150		34,291
Nominal yield	1.80%	—%	—%	1.71%	[6]	1.79%
Total fixed maturity securities:
Amortized cost	$37,774	$768,449	$1,079,591	$382,156		$2,267,970	8.67
Fair value	37,925	761,858	1,064,937	376,594		2,241,314
Nominal yield	2.09%	1.51%	1.73%	1.37%		1.60%
Residential mortgage-backed securities:
Amortized cost						$6,954,914	[2]
Fair value						7,022,096
Nominal yield[4]						1.91%
Equity securities and mutual funds:
Amortized cost						$41,067	³
Fair value						43,476
Nominal yield						1.27%
Total available-for-sale securities:
Amortized cost						$9,263,951
Fair value						9,306,886
Nominal yield						1.83%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.5 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Proceeds	$552,871	$355,650	$1,884,061	$2,140,531
Gross realized gains	3,441	3,164	19,768	18,948
Gross realized losses	(3,295)	(2,686)	(18,378)	(9,862)
Related federal and state income tax expense	57	184	541	3,533

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Investment:
Carrying value	$66,470	$89,087	$92,442
Fair value	69,031	91,804	95,658

Available for sale:
Amortized cost	5,388,372	5,171,782	5,020,732
Fair value	5,390,599	5,133,530	5,009,611

The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of September 30, 2014
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	24	$481	$—	$60,742	$209	$61,223	$209
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	83	25,373	929	1,811	30	27,184	959
Total investment	107	$25,854	$929	$62,553	$239	$88,407	$1,168

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	19	$—	$—	$12,288	$725	$12,288	$725
Residential mortgage-backed securities:
U. S. agencies:
FNMA	55	652,845	1,923	806,175	18,856	1,459,020	20,779
FHLMC	33	385,832	1,426	499,320	9,775	885,152	11,201
GNMA	8	58,730	13	144,397	4,175	203,127	4,188
Total U.S. agencies	96	1,097,407	3,362	1,449,892	32,806	2,547,299	36,168
Private issue[1]:
Alt-A loans	4	12,169	73	—	—	12,169	73
Jumbo-A loans	8	3,252	106	7,587	248	10,839	354
Total private issue	12	15,421	179	7,587	248	23,008	427
Total residential mortgage-backed securities	108	1,112,828	3,541	1,457,479	33,054	2,570,307	36,595
Commercial mortgage-backed securities guaranteed by U.S. government agencies	125	428,610	2,312	1,235,200	26,862	1,663,810	29,174
Other debt securities	2	—	—	4,150	250	4,150	250
Perpetual preferred stocks	1	1,018	7	—	—	1,018	7
Equity securities and mutual funds	81	4,869	511	1,497	40	6,366	551
Total available for sale	336	$1,547,325	$6,371	$2,710,614	$60,931	$4,257,939	$67,302
1Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	4	12,169	73	—	—	12,169	73
Jumbo-A loans	8	3,252	106	7,587	248	10,839	354

Temporarily Impaired Securities as of December 31, 2013
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	107	$166,382	$1,921	$53,073	$848	$219,455	$2,769
U.S. Agency residential mortgage-backed securities – Other	2	15,224	56	—	—	15,224	56
Other debt securities	30	10,932	549	777	64	11,709	613
Total investment	139	$192,538	$2,526	$53,850	$912	$246,388	$3,438

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	27	$13,286	$245	$17,805	$818	$31,091	$1,063
Residential mortgage-backed securities:
U. S. agencies:
FNMA	81	2,281,491	60,149	—	—	2,281,491	60,149
FHLMC	50	1,450,588	40,211	—	—	1,450,588	40,211
GNMA	27	647,058	8,532	—	—	647,058	8,532
Total U.S. agencies	158	4,379,137	108,892	—	—	4,379,137	108,892
Private issue[1]:
Alt-A loans	7	11,043	756	30,774	977	41,817	1,733
Jumbo-A loans	9	14,642	709	—	—	14,642	709
Total private issue	16	25,685	1,465	30,774	977	56,459	2,442
Total residential mortgage-backed securities	174	4,404,822	110,357	30,774	977	4,435,596	111,334
Commercial mortgage-backed securities guaranteed by U.S. government agencies	123	1,800,717	45,302	2,286	82	1,803,003	45,384
Other debt securities	3	4,712	188	—	—	4,712	188
Perpetual preferred stocks	1	4,988	13	—	—	4,988	13
Equity securities and mutual funds	118	2,070	67	—	—	2,070	67
Total available for sale	446	$6,230,595	$156,172	$50,865	$1,877	$6,281,460	$158,049

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	7	$11,043	$756	$30,774	$977	$41,817	$1,733
Jumbo-A loans	9	14,642	709	—	—	14,642	709

Temporarily Impaired Securities as of September 30, 2013
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	136	$257,359	$4,292	$803	$4	$258,162	$4,296
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	29	1,326	59	780	61	2,106	120
Total investment	165	$258,685	$4,351	$1,583	$65	$260,268	$4,416

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
Municipal and other tax-exempt[1]	46	$20,274	$352	$19,575	$897	$39,849	$1,249
Residential mortgage-backed securities:
U. S. agencies:
FNMA	79	2,328,213	50,640	—	—	2,328,213	50,640
FHLMC	46	1,402,010	31,505	—	—	1,402,010	31,505
GNMA	23	674,512	5,350	—	—	674,512	5,350
Total U.S. agencies	148	4,404,735	87,495	—	—	4,404,735	87,495
Private issue[1]:
Alt-A loans	10	11,336	707	48,849	1,905	60,185	2,612
Jumbo-A loans	10	15,326	682	11,742	138	27,068	820
Total private issue	20	26,662	1,389	60,591	2,043	87,253	3,432
Total residential mortgage-backed securities	168	4,431,397	88,884	60,591	2,043	4,491,988	90,927
Commercial mortgage-backed securities guaranteed by U.S. government agencies	116	1,803,008	39,983	—	—	1,803,008	39,983
Other debt securities	3	4,712	188	—	—	4,712	188
Perpetual preferred stocks	1	4,975	25	—	—	4,975	25
Equity securities and mutual funds	97	1,529	40	—	—	1,529	40
Total available for sale	431	$6,265,895	$129,472	$80,166	$2,940	$6,346,061	$132,412

[1]	Includes the following securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income:

Alt-A loans	10	$11,336	$707	$48,849	$1,905	$60,185	$2,612
Jumbo-A loans	9	15,326	682	—	—	15,326	682

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of September 30, 2014, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at September 30, 2014.

At September 30, 2014, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$268,636	$269,922	$13,679	$13,865	$—	$—	$128,280	$131,446	$410,595	$415,233
Mortgage-backed securities -- other	38,585	40,259	—	—	—	—	—	—	—	—	38,585	40,259
Other debt securities	—	—	160,353	176,054	—	—	—	—	45,558	44,899	205,911	220,953
Total investment securities	$38,585	$40,259	$428,989	$445,976	$13,679	$13,865	$—	$—	$173,838	$176,345	$655,091	$676,445

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,014	$1,015	$—	$—	$—	$—	$—	$—	$—	$—	$1,014	$1,015
Municipal and other tax-exempt	—	—	40,532	41,834	11,520	11,007	—	—	11,456	11,522	63,508	64,363
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,117,747	4,158,631	—	—	—	—	—	—	—	—	4,117,747	4,158,631
FHLMC	1,812,708	1,823,393	—	—	—	—	—	—	—	—	1,812,708	1,823,393
GNMA	858,003	863,055	—	—	—	—	—	—	—	—	858,003	863,055
Other	5,132	5,524	—	—	—	—	—	—	—	—	5,132	5,524
Total U.S. government agencies	6,793,590	6,850,603	—	—	—	—	—	—	—	—	6,793,590	6,850,603
Private issue:
Alt-A loans	—	—	—	—	—	—	68,493	73,405	—	—	68,493	73,405
Jumbo-A loans	—	—	—	—	—	—	92,831	98,088	—	—	92,831	98,088
Total private issue	—	—	—	—	—	—	161,324	171,493	—	—	161,324	171,493
Total residential mortgage-backed securities	6,793,590	6,850,603	—	—	—	—	161,324	171,493	—	—	6,954,914	7,022,096
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,168,978	2,141,645	—	—	—	—	—	—	—	—	2,168,978	2,141,645
Other debt securities	—	—	4,400	4,150	30,070	30,141	—	—	—	—	34,470	34,291
Perpetual preferred stock	—	—	—	—	11,406	12,447	10,765	11,911	—	—	22,171	24,358
Equity securities and mutual funds	—	—	4	510	—	—	—	—	18,892	18,608	18,896	19,118
Total available for sale securities	$8,963,582	$8,993,263	$44,936	$46,494	$52,996	$53,595	$172,089	$183,404	$30,348	$30,130	$9,263,951	$9,306,886

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At September 30, 2014, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade. The gross unrealized loss on these securities totaled $427 thousand. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

	September 30, 2014	December 31, 2013	September 30, 2013

Unemployment rate	Moving down to 6.2% over the next 12 months and remains at 6.2% thereafter.	Increasing to 7.3% over the next 12 months and remain at 7.3% thereafter.	Increasing to 7.5% over the next 12 months and remain at 7.5% thereafter.
Housing price appreciation/depreciation
Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 4% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.

Starting with current depreciated housing prices based on information derived from the FHFA, appreciating 4% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.

Starting with current depreciated housing prices based on information derived from the FHFA, appreciating 5% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.

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

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities is charged against other comprehensive income, net of deferred taxes. No credit loss impairments were recognized in earnings on privately issued residential mortgage-backed securities during the three months ended September 30, 2014.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				September 30, 2014		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	14	$68,493	$73,405	—	$—	14	$36,127
Jumbo-A	30	92,831	98,088	—	—	29	18,220
Total	44	$161,324	$171,493	—	$—	43	$54,347

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at September 30, 2014.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$54,347	$76,027	$67,346	$75,228
Additions for credit-related OTTI not previously recognized	—	67	—	619
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	—	73	—	320
Reductions for change in intent to hold before recovery	—	(3,589)	—	(3,589)
Sales	—	(5,232)	(12,999)	(5,232)
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$54,347	$67,346	$54,347	$67,346

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	September 30, 2014		December 31, 2013		September 30, 2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities	$175,761	$(2,061)	$157,431	$(8,378)	$163,567	$(5,365)
Other securities	—	—	9,694	209	4,293	1
Total	$175,761	$(2,061)	$167,125	$(8,169)	$167,860	$(5,364)

Restricted Equity Securities

Restricted equity securities include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares are restricted and lacks a market. A summary of restricted equity securities follows (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Federal Reserve stock	$33,971	$33,742	$33,695
Federal Home Loan Bank stock	155,616	51,498	91,845
Total	$189,587	$85,240	$125,540

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

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contracts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of September 30, 2014, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $19 million.

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

Interest Rate Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed-rate liabilities to floating-rate based on LIBOR. As of September 30, 2014, BOK Financial had interest rate swaps with a notional value of $47 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2014 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$13,125,309	$48,913	$(25,263)	$23,650	$—	$23,650
Interest rate swaps	1,171,163	34,148	—	34,148	(199)	33,949
Energy contracts	847,446	32,005	(15,660)	16,345	(3,499)	12,846
Agricultural contracts	49,943	2,372	(470)	1,902	—	1,902
Foreign exchange contracts	336,755	275,116	—	275,116	—	275,116
Equity option contracts	202,883	13,900	—	13,900	(554)	13,346
Total customer risk management programs	15,733,499	406,454	(41,393)	365,061	(4,252)	360,809
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$15,733,499	$406,454	$(41,393)	$365,061	$(4,252)	$360,809

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$13,702,440	$45,889	$(25,263)	$20,626	$—	$20,626
Interest rate swaps	1,171,163	34,316	—	34,316	(15,145)	19,171
Energy contracts	844,976	35,583	(15,660)	19,923	—	19,923
Agricultural contracts	49,911	2,404	(470)	1,934	(1,888)	46
Foreign exchange contracts	336,661	274,829	—	274,829	(1,729)	273,100
Equity option contracts	202,883	13,900	—	13,900	—	13,900
Total customer risk management programs	16,308,034	406,921	(41,393)	365,528	(18,762)	346,766
Interest rate risk management programs	47,000	1,921	—	1,921	—	1,921
Total derivative contracts	$16,355,034	$408,842	$(41,393)	$367,449	$(18,762)	$348,687

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2013 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$12,455,689	$224,392	$(99,970)	$124,422	$(5,191)	$119,231
Interest rate swaps	1,361,499	49,183	—	49,183	—	49,183
Energy contracts	1,412,238	73,293	(42,078)	31,215	(606)	30,609
Agricultural contracts	262,770	5,783	(3,430)	2,353	—	2,353
Foreign exchange contracts	164,970	164,970	—	164,970	—	164,970
Equity option contracts	212,452	14,339	—	14,339	(3,360)	10,979
Total customer risk management programs	15,869,618	531,960	(145,478)	386,482	(9,157)	377,325
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$15,869,618	$531,960	$(145,478)	$386,482	$(9,157)	$377,325

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$12,529,704	$221,720	$(99,970)	$121,750	$(118,166)	$3,584
Interest rate swaps	1,361,499	49,518	—	49,518	(21,240)	28,278
Energy contracts	1,400,542	71,971	(42,078)	29,893	(10,762)	19,131
Agricultural contracts	261,782	5,731	(3,430)	2,301	(2,242)	59
Foreign exchange contracts	164,455	164,455	—	164,455	—	164,455
Equity option contracts	212,452	14,339	—	14,339	—	14,339
Total customer risk management programs	15,930,434	527,734	(145,478)	382,256	(152,410)	229,846
Interest rate risk management programs	47,000	2,698	—	2,698	—	2,698
Total derivative contracts	$15,977,434	$530,432	$(145,478)	$384,954	$(152,410)	$232,544

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2014		September 30, 2013
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$(131)	$—	$(2,078)	$—
Interest rate swaps	967	—	679	—
Energy contracts	1,523	—	1,682	—
Agricultural contracts	26	—	69	—
Foreign exchange contracts	806	—	192	—
Equity option contracts	—	—	—	—
Total customer risk management programs	3,191	—	544	—
Interest Rate Risk Management Programs	—	(93)	—	31
Total Derivative Contracts	$3,191	$(93)	$544	$31

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$(67)	$—	$(377)	$—
Interest rate swaps	1,998	—	2,214	—
Energy contracts	5,007	—	5,901	—
Agricultural contracts	127	—	254	—
Foreign exchange contracts	1,358	—	552	—
Equity option contracts	—	—	—	—
Total customer risk management programs	8,423	—	8,544	—
Interest Rate Risk Management Programs	—	1,706	—	(3,437)
Total Derivative Contracts	$8,423	$1,706	$8,544	$(3,437)

Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three and nine months ended September 30, 2014 and 2013, respectively.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2014				December 31, 2013
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,714,251	$6,841,383	$16,404	$8,572,038	$1,637,620	$6,288,841	$16,760	$7,943,221
Commercial real estate	757,846	1,935,693	30,660	2,724,199	770,908	1,603,595	40,850	2,415,353
Residential mortgage	1,722,864	207,892	48,907	1,979,663	1,783,614	226,092	42,320	2,052,026
Consumer	106,736	300,523	580	407,839	135,494	244,951	1,219	381,664
Total	$4,301,697	$9,285,491	$96,551	$13,683,739	$4,327,636	$8,363,479	$101,149	$12,792,264
Accruing loans past due (90 days)[1]				$25				$1,415

	September 30, 2013
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,468,198	$6,083,355	$19,522	$7,571,075
Commercial real estate	730,733	1,565,994	52,502	2,349,229
Residential mortgage	1,766,818	228,691	39,256	2,034,765
Consumer	137,194	256,213	1,624	395,031
Total	$4,102,943	$8,134,253	$112,904	$12,350,100
Accruing loans past due (90 days)[1]				$188

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At September 30, 2014, $4.6 billion or 34% of our total loan portfolio is to businesses and individuals attributed to the Texas market and $3.4 billion or 25% of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At September 30, 2014, commercial loans attributed to the Texas market totaled $2.9 billion or 34% of the commercial loan portfolio segment and commercial loans attributed to the Oklahoma market totaled $2.0 billion or 24% of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.6 billion or 19% of total loans at September 30, 2014, including $2.2 billion of outstanding loans to energy producers. Approximately 59% of committed production loans are secured by properties primarily producing oil and 41% are secured by properties producing natural gas. The services loan class totaled $2.5 billion at September 30, 2014. Approximately $1.2 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include gaming, educational, public finance, insurance and community foundations.

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

At September 30, 2014, 35% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 16% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At September 30, 2014, residential mortgage loans included $198 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $790 million at September 30, 2014. Approximately, 69% of the home equity loan portfolio is comprised of first lien loans and 31% of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 72% to amortizing term loans and 28% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2014, outstanding commitments totaled $7.7 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2014, outstanding standby letters of credit totaled $451 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At September 30, 2014, outstanding commercial letters of credit totaled $5.1 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and nine months ended September 30, 2014.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended September 30, 2014 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$87,806	$41,252	$27,654	$7,029	$26,949	$190,690
Provision for loan losses	(1,174)	(84)	185	156	995	78
Loans charged off	(117)	(145)	(773)	(1,603)	—	(2,638)
Recoveries	260	1,410	150	1,294	—	3,114
Ending balance	$86,775	$42,433	$27,216	$6,876	$27,944	$191,244
Allowance for off-balance sheet credit losses:
Beginning balance	$345	$902	$43	$18	$—	$1,308
Provision for off-balance sheet credit losses	(65)	10	(19)	(4)	—	(78)
Ending balance	$280	$912	$24	$14	$—	$1,230

Total provision for credit losses	$(1,239)	$(74)	$166	$152	$995	$—

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the nine months ended September 30, 2014 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$79,180	$41,573	$29,465	$6,965	$28,213	$185,396
Provision for loan losses	4,444	(4,633)	136	1,180	(269)	858
Loans charged off	(290)	(365)	(3,611)	(4,742)	—	(9,008)
Recoveries	3,441	5,858	1,226	3,473	—	13,998
Ending balance	$86,775	$42,433	$27,216	$6,876	$27,944	$191,244
Allowance for off-balance sheet credit losses:
Beginning balance	$119	$1,876	$90	$3	$—	$2,088
Provision for off-balance sheet credit losses	161	(964)	(66)	11	—	(858)
Ending balance	$280	$912	$24	$14	$—	$1,230

Total provision for credit losses	$4,605	$(5,597)	$70	$1,191	$(269)	$—

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2014 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$8,555,634	$83,609	$16,404	$3,166	$8,572,038	$86,775
Commercial real estate	2,693,539	42,358	30,660	75	2,724,199	42,433
Residential mortgage	1,930,756	27,109	48,907	107	1,979,663	27,216
Consumer	407,259	6,876	580	—	407,839	6,876
Total	13,587,188	159,952	96,551	3,348	13,683,739	163,300

Nonspecific allowance	—	—	—	—	—	27,944

Total	$13,587,188	$159,952	$96,551	$3,348	$13,683,739	$191,244

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at September 30, 2014 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$8,545,949	$85,892	$26,089	$883	$8,572,038	$86,775
Commercial real estate	2,724,199	42,433	—	—	2,724,199	42,433
Residential mortgage	200,701	4,083	1,778,962	23,133	1,979,663	27,216
Consumer	314,604	3,257	93,235	3,619	407,839	6,876
Total	11,785,453	135,665	1,898,286	27,635	13,683,739	163,300

Nonspecific allowance	—	—	—	—	—	27,944

Total	$11,785,453	$135,665	$1,898,286	$27,635	$13,683,739	$191,244

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

The following table summarizes the Company’s loan portfolio at September 30, 2014 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,519,924	$30,267	$1,508	$—	$—	$2,551,699
Services	2,466,857	17,376	3,584	—	—	2,487,817
Wholesale/retail	1,264,333	3,406	5,502	—	—	1,273,241
Manufacturing	469,881	6,180	3,482	—	—	479,543
Healthcare	1,376,399	4,583	1,417	—	—	1,382,399
Other commercial and industrial	359,159	11,234	857	26,035	54	397,339
Total commercial	8,456,553	73,046	16,350	26,035	54	8,572,038

Commercial real estate:
Residential construction and land development	145,223	15,371	14,634	—	—	175,228
Retail	605,718	1,538	4,009	—	—	611,265
Office	434,829	581	3,499	—	—	438,909
Multifamily	725,720	14,037	—	—	—	739,757
Industrial	371,426	—	—	—	—	371,426
Other commercial real estate	377,419	1,677	8,518	—	—	387,614
Total commercial real estate	2,660,335	33,204	30,660	—	—	2,724,199

Residential mortgage:
Permanent mortgage	195,688	1,312	3,701	758,970	31,436	991,107
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	194,653	3,835	198,488
Home equity	—	—	—	780,133	9,935	790,068
Total residential mortgage	195,688	1,312	3,701	1,733,756	45,206	1,979,663

Consumer	314,409	20	175	92,830	405	407,839

Total	$11,626,985	$107,582	$50,886	$1,852,621	$45,665	$13,683,739

The following table summarizes the Company’s loan portfolio at December 31, 2013 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,347,519	$2,381	$1,860	$—	$—	$2,351,760
Services	2,265,984	11,304	4,922	—	—	2,282,210
Wholesale/retail	1,191,791	2,604	6,969	—	—	1,201,364
Manufacturing	381,794	9,365	592	—	—	391,751
Healthcare	1,272,626	34	1,586	—	—	1,274,246
Other commercial and industrial	381,394	4,736	758	54,929	73	441,890
Total commercial	7,841,108	30,424	16,687	54,929	73	7,943,221

Commercial real estate:
Residential construction and land development	173,488	15,393	17,377	—	—	206,258
Retail	579,506	1,684	4,857	—	—	586,047
Office	403,951	1,157	6,391	—	—	411,499
Multifamily	562,800	13,695	7	—	—	576,502
Industrial	243,625	—	252	—	—	243,877
Other commercial real estate	371,628	7,576	11,966	—	—	391,170
Total commercial real estate	2,334,998	39,505	40,850	—	—	2,415,353

Residential mortgage:
Permanent mortgage	210,142	3,283	7,210	815,040	27,069	1,062,744
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	180,821	777	181,598
Home equity	—	—	—	800,420	7,264	807,684
Total residential mortgage	210,142	3,283	7,210	1,796,281	35,110	2,052,026

Consumer	264,536	795	202	115,114	1,017	381,664

Total	$10,650,784	$74,007	$64,949	$1,966,324	$36,200	$12,792,264

The following table summarizes the Company’s loan portfolio at September 30, 2013 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,305,225	$4,813	$1,953	$—	$—	$2,311,991
Services	2,130,169	11,455	6,927	—	—	2,148,551
Wholesale/retail	1,171,923	2,660	7,223	—	—	1,181,806
Manufacturing	378,723	2,894	843	—	—	382,460
Healthcare	1,158,436	43	1,733	—	—	1,160,212
Other commercial and industrial	362,545	4,790	796	17,877	47	386,055
Total commercial	7,507,021	26,655	19,475	17,877	47	7,571,075

Commercial real estate:
Residential construction and land development	178,278	17,394	20,784	—	—	216,456
Retail	548,197	807	7,914	—	—	556,918
Office	413,083	2,122	6,838	—	—	422,043
Multifamily	504,548	11,556	4,350	—	—	520,454
Industrial	244,768	254	—	—	—	245,022
Other commercial real estate	365,051	10,669	12,616	—	—	388,336
Total commercial real estate	2,253,925	42,802	52,502	—	—	2,349,229

Residential mortgage:
Permanent mortgage	222,630	4,633	5,441	819,601	26,356	1,078,661
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	163,342	577	163,919
Home equity	3,695	—	—	781,608	6,882	792,185
Total residential mortgage	226,325	4,633	5,441	1,764,551	33,815	2,034,765

Consumer	267,564	846	280	124,997	1,344	395,031

Total	$10,254,835	$74,936	$77,698	$1,907,425	$35,206	$12,350,100

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the		For the
	September 30, 2014					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2014		September 30, 2014
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,536	$1,508	$1,508	$—	$—	$1,563	$—	$1,684	$—
Services	6,400	3,584	2,851	733	157	3,626	—	4,253	—
Wholesale/retail	10,792	5,502	5,470	32	9	5,693	—	6,235	—
Manufacturing	3,754	3,482	482	3,000	3,000	3,495	—	2,037	—
Healthcare	2,451	1,417	1,417	—	—	1,420	—	1,502	—
Other commercial and industrial	8,580	911	911	—	—	956	—	871	—
Total commercial	33,513	16,404	12,639	3,765	3,166	16,753	—	16,582	—

Commercial real estate:
Residential construction and land development	18,953	14,634	14,490	144	57	14,890	—	16,006	—
Retail	5,425	4,009	4,009	—	—	4,104	—	4,433	—
Office	6,004	3,499	3,499	—	—	3,545	—	4,945	—
Multifamily	—	—	—	—	—	—	—	3	—
Industrial	—	—	—	—	—	315	—	126	—
Other real estate loans	15,261	8,518	8,341	177	18	9,711	—	10,242	—
Total commercial real estate	45,643	30,660	30,339	321	75	32,565	—	35,755	—

Residential mortgage:
Permanent mortgage	44,396	35,137	34,962	175	107	34,045	429	34,708	1,067
Permanent mortgage guaranteed by U.S. government agencies[1]	204,807	198,488	198,488	—	—	194,882	2,089	189,820	6,279
Home equity	10,031	9,935	9,935	—	—	9,688	—	8,599	—
Total residential mortgage	259,234	243,560	243,385	175	107	238,615	2,518	233,127	7,346

Consumer	597	580	580	—	—	673	—	900	—

Total	$338,987	$291,204	$286,943	$4,261	$3,348	$288,606	$2,518	$286,364	$7,346

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At September 30, 2014, $3.8 million of these loans were nonaccruing and $195 million were accruing based on the guarantee by U.S. government agencies.

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

A summary of impaired loans at September 30, 2013 follows (in thousands):

	As of					For the		For the
	As of September 30, 2013					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2013		September 30, 2013
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,954	$1,953	$1,953	$—	$—	$2,115	$—	$2,207	$—
Services	9,105	6,927	5,789	1,138	515	7,188	—	9,509	—
Wholesale/retail	11,262	7,223	7,188	35	9	6,962	—	5,150	—
Manufacturing	1,051	843	843	—	—	860	—	1,425	—
Healthcare	2,340	1,733	1,685	48	48	2,202	—	2,450	—
Other commercial and industrial	8,535	843	843	—	—	871	—	1,255	—
Total commercial	34,247	19,522	18,301	1,221	572	20,198	—	21,996	—

Commercial real estate:
Residential construction and land development	24,219	20,784	20,395	389	148	20,960	—	23,458	—
Retail	9,380	7,914	7,914	—	—	8,160	—	8,016	—
Office	8,254	6,838	6,830	8	8	7,333	—	6,834	—
Multifamily	4,351	4,350	4,350	—	—	5,399	—	3,528	—
Industrial	—	—	—	—	—	—	—	1,984	—
Other real estate loans	14,868	12,616	12,020	596	332	13,747	—	12,746	—
Total commercial real estate	61,072	52,502	51,509	993	488	55,599	—	56,566	—

Residential mortgage:
Permanent mortgage	39,648	31,797	31,527	270	214	32,272	539	35,829	1,142
Permanent mortgage guaranteed by U.S. government agencies[1]	171,935	163,919	163,919	—	—	162,497	1,722	162,337	5,130
Home equity	7,091	6,882	6,882	—	—	7,293	—	6,569	—
Total residential mortgage	218,674	202,598	202,328	270	214	202,062	2,261	204,735	6,272

Total consumer	1,637	1,624	1,624	—	—	1,831	—	2,167	—

Total	$315,630	$276,246	$273,762	$2,484	$1,274	$279,690	$2,261	$285,464	$6,272

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At September 30, 2013, $577 thousand of these loans were nonaccruing and $163 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of September 30, 2014 is as follows (in thousands):

	As of September 30, 2014				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended September 30, 2014	Nine Months Ended Sept. 30, 2014
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	1,714	724	990	148	—	—
Wholesale/retail	3,545	3,440	105	9	—	—
Manufacturing	3,355	355	3,000	3,000	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	644	48	596	—	—	—
Total commercial	9,258	4,567	4,691	3,157	—	—

Commercial real estate:
Residential construction and land development	8,562	264	8,298	56	—	—
Retail	3,664	2,486	1,178	—	—	—
Office	2,345	1,194	1,151	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	1,743	1,743	—	—	—	—
Total commercial real estate	16,314	5,687	10,627	56	—	—

Residential mortgage:
Permanent mortgage	16,764	11,227	5,537	80	147	246
Permanent mortgage guaranteed by U.S. government agencies	1,665	329	1,336	—	—	—
Home equity	4,937	3,864	1,073	—	12	58
Total residential mortgage	23,366	15,420	7,946	80	159	304

Consumer	474	322	152	—	—	1

Total nonaccruing TDRs	$49,412	$25,996	$23,416	$3,293	$159	$305

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	70,459	22,998	47,461	—	—	—

Total TDRs	$119,871	$48,994	$70,877	$3,293	$159	$305

A summary of troubled debt restructurings by accruing status as of December 31, 2013 is as follows (in thousands):

	As of
	December 31, 2013
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—
Services	2,235	852	1,383	237
Wholesale/retail	235	89	146	9
Manufacturing	391	—	391	—
Healthcare	—	—	—	—
Other commercial and industrial	771	173	598	—
Total commercial	3,632	1,114	2,518	246

Commercial real estate:
Residential construction and land development	10,148	1,444	8,704	107
Retail	4,359	3,141	1,218	—
Office	5,059	3,872	1,187	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	5,011	2,885	2,126	—
Total commercial real estate	24,577	11,342	13,235	107

Residential mortgage:
Permanent mortgage	18,697	12,214	6,483	88
Home equity	4,045	3,531	514	—
Total residential mortgage	22,742	15,745	6,997	88

Consumer	1,008	758	250	—

Total nonaccuring TDRs	$51,959	$28,959	$23,000	$441

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	54,322	13,384	40,938	—
Total TDRs	$106,281	$42,343	$63,938	$441

A summary of troubled debt restructurings by accruing status as of September 30, 2013 is as follows (in thousands):

	As of September 30, 2013				Amount Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended September 30, 2013	Nine Months Ended Sept. 30, 2013
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	3,791	1,274	2,517	250	—	—
Wholesale/retail	275	141	134	9	—	—
Manufacturing	396	—	396	—	154	154
Healthcare	—	—	—	—	—	—
Other commercial and industrial	772	30	742	—	—	—
Total commercial	5,234	1,445	3,789	259	154	154

Commercial real estate:
Residential construction and land development	10,673	1,776	8,897	148	—	54
Retail	6,030	2,032	3,998	—	—	627
Office	5,448	1,294	4,154	—	—	77
Multifamily	980	980	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	8,482	6,874	1,608	—	—	—
Total commercial real estate	31,613	12,956	18,657	148	—	758

Residential mortgage:
Permanent mortgage	17,319	9,579	7,740	13	73	450
Home equity	3,782	3,219	563	—	61	127
Total residential mortgage	21,101	12,798	8,303	13	134	577

Consumer	1,288	1,024	264	—	2	3

Total nonaccruing TDRs	$59,236	$28,223	$31,013	$420	$290	$1,492

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	50,099	11,975	38,124	—	—	—
Total TDRs	$109,335	$40,198	$69,137	$420	$290	$1,492

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at September 30, 2014 by class that were restructured during the three and nine months ended September 30, 2014 by primary type of concession (in thousands):

Three Months Ended Sept. 30, 2014
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	—	196	1,018	1,214	1,214
Permanent mortgage guaranteed by U.S. government agencies	3,439	12,626	16,065	—	—	163	163	16,228
Home equity	—	—	—	—	—	570	570	570
Total residential mortgage	3,439	12,626	16,065	—	196	1,751	1,947	18,012

Consumer	—	—	—	—	—	20	20	20

Total	$3,439	$12,626	$16,065	$—	$196	$1,771	$1,967	$18,032

	Nine Months Ended Sept. 30, 2014
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	3,400	—	3,400	3,400
Manufacturing	—	—	—	—	3,000	—	3,000	3,000
Healthcare	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	22	22	22
Total commercial	—	—	—	—	6,400	22	6,422	6,422

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	—	540	3,066	3,606	3,606
Permanent mortgage guaranteed by U.S. government agencies	8,288	19,222	27,510	—	—	1,128	1,128	28,638
Home equity	—	—	—	—	—	1,771	1,771	1,771
Total residential mortgage	8,288	19,222	27,510	—	540	5,965	6,505	34,015

Consumer	—	—	—	—	—	41	41	41

Total	$8,288	$19,222	$27,510	$—	$6,940	$6,028	$12,968	$40,478

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

	Nine Months Ended Sept. 30, 2013
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

The following table summarizes, by loan class, the recorded investment at September 30, 2014 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2014 (in thousands):

	Three Months Ended Sept. 30, 2014			Nine Months Ended Sept. 30, 2014
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	3,000	3,000	—	3,000	3,000
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	3,000	3,000	—	3,000	3,000

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—
Retail	—	445	445	—	445	445
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	445	445	—	445	445

Residential mortgage:
Permanent mortgage	—	2,758	2,758	—	3,254	3,254
Permanent mortgage guaranteed by U.S. government agencies	23,376	1,115	24,491	24,126	1,115	25,241
Home equity	—	759	759	—	777	777
Total residential mortgage	23,376	4,632	28,008	24,126	5,146	29,272

Consumer	—	—	—	—	3	3

Total	$23,376	$8,077	$31,453	$24,126	$8,594	$32,720

A payment default is defined as being 30 days or more past due. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date.

The following table summarizes, by loan class, the recorded investment at September 30, 2013 of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2013 (in thousands):

	Three Months Ended Sept. 30, 2013			Nine Months Ended Sept. 30, 2013
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	1,338	1,338	—	1,948	1,948
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	396	396	—	396	396
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	145	145	—	168	168
Total commercial	—	1,879	1,879	—	2,512	2,512

Commercial real estate:
Residential construction and land development	—	257	257	—	257	257
Retail	—	1,110	1,110	—	1,110	1,110
Office	—	3,173	3,173	—	3,173	3,173
Multifamily	—	—	—	—	980	980
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	3,870	3,870
Total commercial real estate	—	4,540	4,540	—	9,390	9,390

Residential mortgage:
Permanent mortgage	—	820	820	—	941	941
Permanent mortgage guaranteed by U.S. government agencies	22,359	—	22,359	26,636	—	26,636
Home equity	—	563	563	—	630	630
Total residential mortgage	22,359	1,383	23,742	26,636	1,571	28,207

Consumer	—	134	134	—	169	169

Total	$22,359	$7,936	$30,295	$26,636	$13,642	$40,278

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2014 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,549,441	$750	$—	$1,508	$2,551,699
Services	2,483,416	812	5	3,584	2,487,817
Wholesale/retail	1,267,206	533	—	5,502	1,273,241
Manufacturing	475,595	466	—	3,482	479,543
Healthcare	1,380,982	—	—	1,417	1,382,399
Other commercial and industrial	396,358	70	—	911	397,339
Total commercial	8,552,998	2,631	5	16,404	8,572,038

Commercial real estate:
Residential construction and land development	152,399	8,195	—	14,634	175,228
Retail	606,383	873	—	4,009	611,265
Office	434,160	1,250	—	3,499	438,909
Multifamily	739,757	—	—	—	739,757
Industrial	371,426	—	—	—	371,426
Other real estate loans	378,796	300	—	8,518	387,614
Total commercial real estate	2,682,921	10,618	—	30,660	2,724,199

Residential mortgage:
Permanent mortgage	947,791	8,179	—	35,137	991,107
Permanent mortgages guaranteed by U.S. government agencies	35,318	23,475	135,860	3,835	198,488
Home equity	778,175	1,938	20	9,935	790,068
Total residential mortgage	1,761,284	33,592	135,880	48,907	1,979,663

Consumer	406,463	796	—	580	407,839

Total	$13,403,666	$47,637	$135,885	$96,551	$13,683,739

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2013 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,347,267	$2,483	$150	$1,860	$2,351,760
Services	2,276,036	1,210	42	4,922	2,282,210
Wholesale/retail	1,193,905	338	152	6,969	1,201,364
Manufacturing	391,159	—	—	592	391,751
Healthcare	1,272,660	—	—	1,586	1,274,246
Other commercial and industrial	440,973	81	5	831	441,890
Total commercial	7,922,000	4,112	349	16,760	7,943,221

Commercial real estate:
Residential construction and land development	188,434	428	19	17,377	206,258
Retail	580,926	264	—	4,857	586,047
Office	404,505	603	—	6,391	411,499
Multifamily	576,495	—	—	7	576,502
Industrial	243,625	—	—	252	243,877
Other real estate loans	376,699	1,493	1,012	11,966	391,170
Total commercial real estate	2,370,684	2,788	1,031	40,850	2,415,353

Residential mortgage:
Permanent mortgage	1,018,670	9,795	—	34,279	1,062,744
Permanent mortgages guaranteed by U.S. government agencies	21,916	17,290	141,615	777	181,598
Home equity	797,299	3,087	34	7,264	807,684
Total residential mortgage	1,837,885	30,172	141,649	42,320	2,052,026

Consumer	379,417	1,027	1	1,219	381,664

Total	$12,509,986	$38,099	$143,030	$101,149	$12,792,264

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2013 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,308,639	$1,399	$—	$1,953	$2,311,991
Services	2,140,835	704	85	6,927	2,148,551
Wholesale/retail	1,173,628	955	—	7,223	1,181,806
Manufacturing	381,048	569	—	843	382,460
Healthcare	1,158,340	139	—	1,733	1,160,212
Other commercial and industrial	385,096	116	—	843	386,055
Total commercial	7,547,586	3,882	85	19,522	7,571,075

Commercial real estate:
Residential construction and land development	195,672	—	—	20,784	216,456
Retail	548,810	194	—	7,914	556,918
Office	415,205	—	—	6,838	422,043
Multifamily	516,104	—	—	4,350	520,454
Industrial	244,415	607	—	—	245,022
Other real estate loans	375,250	470	—	12,616	388,336
Total commercial real estate	2,295,456	1,271	—	52,502	2,349,229

Residential mortgage:
Permanent mortgage	1,040,616	6,248	—	31,797	1,078,661
Permanent mortgages guaranteed by U.S. government agencies	20,985	18,639	123,718	577	163,919
Home equity	782,954	2,321	28	6,882	792,185
Total residential mortgage	1,844,555	27,208	123,746	39,256	2,034,765

Consumer	391,604	1,728	75	1,624	395,031

Total	$12,079,201	$34,089	$123,906	$112,904	$12,350,100
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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2014		December 31, 2013		September 30, 2013
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$360,126	$366,183	$192,266	$193,584	$220,800	$228,926
Residential mortgage loan commitments	537,975	8,480	258,873	2,656	351,196	10,948
Forward sales contracts	790,131	(1,410)	435,867	4,306	560,069	(9,363)
		$373,253		$200,546		$230,511

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2014, December 31, 2013 or September 30, 2013. No credit losses were recognized on residential mortgage loans held for sale for the nine month periods ended September 30, 2014 and 2013.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Production revenue:
Net realized gains on sale of mortgage loans	$17,100	$19,440	$39,025	$83,147
Net change in unrealized gain on mortgage loans held for sale	(3,110)	11,618	4,739	(4,091)
Change in the fair value of mortgage loan commitments	(5,136)	12,657	5,824	(1,785)
Change in the fair value of forward sales contracts	5,839	(31,167)	(5,716)	(8,457)
Total production revenue	14,693	12,548	43,872	68,814
Servicing revenue	12,121	10,938	35,116	31,244
Total mortgage banking revenue	$26,814	$23,486	$78,988	$100,058

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Number of residential mortgage loans serviced for others	114,493	106,137	104,115
Outstanding principal balance of residential mortgage loans serviced for others	$15,499,653	$13,718,942	$13,298,479
Weighted average interest rate	4.33%	4.40%	4.42%
Remaining term (in months)	295	292	292

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2014 was as follows (in thousands):

	Purchased	Originated	Total
Balance, June 30, 2014	$13,082	$142,658	$155,740
Additions, net	—	17,367	17,367
Change in fair value due to loan runoff	(624)	(4,478)	(5,102)
Change in fair value due to market changes	821	4,460	5,281
Balance, Sept. 30, 2014	$13,279	$160,007	$173,286

Activity in capitalized mortgage servicing rights during the nine months ended September 30, 2014 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2013	$15,935	$137,398	$153,333
Additions, net	—	39,183	39,183
Change in fair value due to loan runoff	(1,737)	(11,869)	(13,606)
Change in fair value due to market changes	(919)	(4,705)	(5,624)
Balance, Sept. 30, 2014	$13,279	$160,007	$173,286

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2013 was as follows (in thousands):

	Purchased	Originated	Total
Balance, June 30, 2013	$15,582	$117,307	$132,889
Additions, net	—	13,225	13,225
Change in fair value due to loan runoff	(693)	(4,212)	(4,905)
Change in fair value due to market changes	(76)	(270)	(346)
Balance, Sept. 30, 2013	$14,813	$126,050	$140,863

Activity in capitalized mortgage servicing rights during the nine months ended September 30, 2013 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2012	$12,976	$87,836	$100,812
Additions, net	—	39,157	39,157
Change in fair value due to loan runoff	(2,504)	(13,229)	(15,733)
Change in fair value due to market changes	4,341	12,286	16,627
Balance, Sept. 30, 2013	$14,813	$126,050	$140,863

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2014	December 31, 2013	September 30, 2013
Discount rate – risk-free rate plus a market premium	10.17%	10.21%	10.23%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$60-$105	$60 - $105	$58 - $105
Delinquent loans	$150 - $500	$150 - $500	$135 - $500
Loans in foreclosure	$1,000 - $4,250	$1,000 - $4,250	$875 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.95%	1.80%	1.54%

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at September 30, 2014 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$66,895	$77,537	$23,011	$5,843	$173,286
Outstanding principal of loans serviced for others	$5,988,358	$6,410,710	$2,090,157	$1,010,428	$15,499,653
Weighted average prepayment rate[1]	7.10%	8.06%	11.63%	26.41%	9.37%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At September 30, 2014, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $3.2 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $5.4 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at September 30, 2014 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$4,952,266	$37,051	$12,343	$31,874	$5,033,534
FNMA	4,957,520	29,596	8,963	18,070	5,014,149
GNMA	4,748,226	128,785	41,634	14,096	4,932,741
Other	505,623	5,473	2,555	5,578	519,229
Total	$15,163,635	$200,905	$65,495	$69,618	$15,499,653

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $175 million at September 30, 2014, $191 million at December 31, 2013 and $198 million at September 30, 2013. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $8.3 million at September 30, 2014, $10 million at December 31, 2013 and $10 million at September 30, 2013. At September 30, 2014, approximately 3% of the loans sold with recourse with an outstanding principal balance of $5.8 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5% with an outstanding balance of $9.1 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance	$8,690	$10,920	$9,562	$13,158
Provision for recourse losses	93	576	260	228
Loans charged off, net	(461)	(1,055)	(1,500)	(2,945)
Ending balance	$8,322	$10,441	$8,322	$10,441

The Company also has obligations to repurchase or provide indemnification for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements and to service loans in accordance with investor guidelines. The Company has established accruals for losses related to these obligations that are included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings.

The level of repurchases and indemnifications related to standard representations and warranties has remained low. The Company repurchased nine loans from the agencies for $2.0 million during the third quarter of 2014. There were no indemnifications on loans paid during the third quarter of 2014. Losses recognized on indemnifications and repurchases were insignificant.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	September 30, 2014	September 30, 2013
Number of unresolved deficiency requests	184	524
Aggregate outstanding principal balance subject to unresolved deficiency requests	$15,548	$64,428
Unpaid principal balance subject to indemnification by the Company	4,792	2,440

The activity in the accruals for mortgage losses is summarized as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance	$12,119	$9,508	$12,716	$8,983
Provision for losses	1,122	1,804	2,475	4,111
Charge-offs, net	(3,486)	(222)	(5,436)	(2,004)
Ending balance	$9,755	$11,090	$9,755	$11,090
(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension expense of $149 thousand and $500 thousand for the three months ended September 30, 2014 and 2013, respectively and $446 thousand and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively. The Company made no Pension Plan contributions during the three and nine months ended September 30, 2014 and 2013.

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

BOK Financial currently owns 251,837 Visa Class B shares which are convertible into 103,782 shares of Visa Class A shares after the final settlement of all covered litigation. Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. Therefore, no value has been currently assigned to the Class B shares and no value may be assigned until the Class B shares are converted into a known number of Class A shares.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $5.5 million at September 30, 2014. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

A summary of consolidated and unconsolidated alternative investments as of September 30, 2014, December 31, 2013 and September 30, 2013 is as follows (in thousands):

	September 30, 2014
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$27,118	$—	$—	$22,141
Tax credit entities	10,000	12,982	—	10,964	10,000
Other	—	7,012	—	—	2,078
Total consolidated	$10,000	$47,112	$—	$10,964	$34,219

Unconsolidated:
Tax credit entities	$18,243	$93,291	$25,611	$—	$—
Other	—	6,811	1,622	—	—
Total unconsolidated	$18,243	$100,102	$27,233	$—	$—

	December 31, 2013
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$27,341	$—	$—	$23,036
Tax credit entities	10,000	13,448	—	10,964	9,869
Other	—	9,178	—	—	2,019
Total consolidated	$10,000	$49,967	$—	$10,964	$34,924

Unconsolidated:
Tax credit entities	$27,319	$90,260	$35,776	$—	$—
Other	—	9,257	1,681	—	—
Total unconsolidated	$27,319	$99,517	$37,457	$—	$—

	September 30, 2013
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$27,799	$—	$—	$23,710
Tax credit entities	10,000	13,577	—	10,964	10,000
Other	—	9,510	—	—	2,020
Total consolidated	$10,000	$50,886	$—	$10,964	$35,730

Unconsolidated:
Tax credit entities	$30,345	$92,039	$44,285	$—	$—
Other	—	9,596	1,698	—	—
Total unconsolidated	$30,345	$101,635	$45,983	$—	$—

Other Commitments and Contingencies

At September 30, 2014, Cavanal Hill Funds’ assets included $1.1 billion of U.S. Treasury, $1.2 billion of cash management and $245 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at September 30, 2014. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2014 or 2013.

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

The Company agreed to guarantee rents totaling $29 million through September of 2017 to the City of Tulsa as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $9.1 million at September 30, 2014. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City of Tulsa through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.

(9) Shareholders' Equity

On October 28, 2014, the Company declared a a quarterly cash dividend of $0.42 per common share on or about December 1, 2014 to shareholders of record as of November 14, 2014.

Dividends declared were $0.40 and $1.20 per share during the three and nine months ended September 30, 2014, respectively. Dividends declared were $0.38 and $1.14 per share during the three and nine months ended September 30, 2013, respectively.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2012	$155,553	$3,078	$(8,296)	$(415)	$149,920
Net change in unrealized gain (loss)	(240,384)	—	—	—	(240,384)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(2,717)	—	—	(2,717)
Interest expense, Subordinated debentures	—	—	—	209	209
Net impairment losses recognized in earnings	2,308	—	—	—	2,308
Gain on available for sale securities, net	(9,086)	—	—	—	(9,086)
Other comprehensive income (loss), before income taxes	(247,162)	(2,717)	—	209	(249,670)
Federal and state income taxes[1]	96,146	1,059	—	(81)	97,124
Other comprehensive income (loss), net of income taxes	(151,016)	(1,658)	—	128	(152,546)
Balance, Sept. 30, 2013	$4,537	$1,420	$(8,296)	$(287)	$(2,626)

Balance, December 31, 2013	$(23,175)	$1,118	$(3,311)	$(255)	$(25,623)
Net change in unrealized gains (losses)	82,254	—	(2)	—	82,252
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(1,009)	—	—	(1,009)
Interest expense, Subordinated debentures	—	—	—	206	206
Gain on available for sale securities, net	(1,390)	—	—	—	(1,390)
Other comprehensive income (loss), before income taxes	80,864	(1,009)	(2)	206	80,059
Federal and state income taxes[1]	(31,456)	394	1	(80)	(31,141)
Other comprehensive income (loss), net of income taxes	49,408	(615)	(1)	126	48,918
Balance, Sept. 30, 2014	$26,233	$503	$(3,312)	$(129)	$23,295

[1]	Calculated using a 39% effective tax rate.

(10)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$75,632	$75,738	$228,117	$243,633
Less: Earnings allocated to participating securities	898	799	2,479	2,623
Numerator for basic earnings per share – income available to common shareholders	74,734	74,939	225,638	241,010
Effect of reallocating undistributed earnings of participating securities	1	2	3	6
Numerator for diluted earnings per share – income available to common shareholders	$74,735	$74,941	$225,641	$241,016

Denominator:
Weighted average shares outstanding	69,275,121	68,770,950	69,113,914	68,687,609
Less: Participating securities included in weighted average shares outstanding	819,255	721,771	749,365	734,356
Denominator for basic earnings per common share	68,455,866	68,049,179	68,364,549	67,953,253
Dilutive effect of employee stock compensation plans[1]	153,899	223,682	156,042	222,662
Denominator for diluted earnings per common share	68,609,765	68,272,861	68,520,591	68,175,915

Basic earnings per share	$1.09	$1.10	$3.30	$3.55
Diluted earnings per share	$1.09	$1.10	$3.29	$3.54
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	—	—

(11)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$95,423	$23,187	$5,956	$42,225	$166,791
Net interest revenue (expense) from internal sources	(9,794)	8,058	$5,191	(3,455)	—
Net interest revenue	85,629	31,245	11,147	38,770	166,791
Provision for credit losses	(994)	1,207	—	(213)	—
Net interest revenue after provision for credit losses	86,623	30,038	11,147	38,983	166,791
Other operating revenue	45,121	55,243	61,001	1,683	163,048
Other operating expense	54,961	49,172	56,234	61,467	221,834
Net direct contribution	76,783	36,109	15,914	(20,801)	108,005
Corporate expense allocations	9,447	15,783	8,065	(33,295)	—
Net income before taxes	67,336	20,326	7,849	12,494	108,005
Federal and state income taxes	26,194	7,907	3,053	(5,275)	31,879
Net income	41,142	12,419	4,796	17,769	76,126
Net income attributable to non-controlling interests	—	—	—	494	494
Net income attributable to BOK Financial Corp. shareholders	$41,142	$12,419	$4,796	$17,275	$75,632

Average assets	$11,508,375	$6,575,217	$4,324,204	$5,707,761	$28,115,557
Average invested capital	940,091	271,705	194,104	1,842,529	3,248,429

Performance measurements:
Return on average assets	1.42%	0.75%	0.49%		1.07%
Return on average invested capital	17.38%	18.13%	10.94%		9.24%
Efficiency ratio	41.95%	57.69%	77.60%		66.79%

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$281,064	$72,410	$17,574	$124,482	$495,530
Net interest revenue (expense) from internal sources	(33,415)	23,825	$14,593	(5,003)	—
Net interest revenue	247,649	96,235	32,167	119,479	495,530
Provision for credit losses	(8,978)	4,248	448	4,282	—
Net interest revenue after provision for credit losses	256,627	91,987	31,719	115,197	495,530
Other operating revenue	126,527	154,030	180,790	1,276	462,623
Other operating expense	153,707	141,670	160,638	165,630	621,645
Net direct contribution	229,447	104,347	51,871	(49,157)	336,508
Corporate expense allocations	30,246	50,793	24,096	(105,135)	—
Net income before taxes	199,201	53,554	27,775	55,978	336,508
Federal and state income taxes	77,489	20,833	10,804	(2,516)	106,610
Net income	121,712	32,721	16,971	58,494	229,898
Net income attributable to non-controlling interests	—	—	—	1,781	1,781
Net income attributable to BOK Financial Corp. shareholders	$121,712	$32,721	$16,971	$56,713	$228,117

Average assets	$11,222,552	$6,528,629	$4,499,858	$5,365,888	$27,616,927
Average invested capital	937,281	278,396	199,537	1,762,054	3,177,268

Performance measurements:
Return on average assets	1.45%	0.67%	0.55%		1.10%
Return on average invested capital	17.40%	15.71%	12.31%		9.60%
Efficiency ratio	40.85%	54.98%	75.03%		63.45%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$91,418	$25,302	$6,251	$44,918	$167,889
Net interest revenue (expense) from internal sources	(13,070)	8,714	4,848	(492)	—
Net interest revenue	78,348	34,016	11,099	44,426	167,889
Provision for credit losses	45	889	(555)	(8,879)	(8,500)
Net interest revenue after provision for credit losses	78,303	33,127	11,654	53,305	176,389
Other operating revenue	40,268	48,798	55,308	(942)	143,432
Other operating expense	47,385	46,781	50,016	66,116	210,298
Net direct contribution	71,186	35,144	16,946	(13,753)	109,523
Corporate expense allocations	11,650	13,491	7,650	(32,791)	—
Net income before taxes	59,536	21,653	9,296	19,038	109,523
Federal and state income taxes	23,160	8,423	3,616	(1,738)	33,461
Net income	36,376	13,230	5,680	20,776	76,062
Net loss attributable to non-controlling interests	—	—	—	324	324
Net income attributable to BOK Financial Corp. shareholders	$36,376	$13,230	$5,680	$20,452	$75,738

Average assets	$10,440,231	$6,488,471	$4,385,932	$5,940,098	$27,254,732
Average invested capital	911,228	293,716	206,872	1,553,107	2,964,923

Performance measurements:
Return on average assets	1.38%	0.81%	0.54%		1.10%
Return on average invested capital	15.84%	17.87%	11.46%		10.13%
Efficiency ratio	39.87%	54.67%	74.87%		66.03%

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$272,565	$74,513	$19,242	$141,913	$508,233
Net interest revenue (expense) from internal sources	(38,838)	26,598	15,251	(3,011)	—
Net interest revenue	233,727	101,111	34,493	138,902	508,233
Provision for credit losses	98	4,189	898	(21,685)	(16,500)
Net interest revenue after provision for credit losses	233,629	96,922	33,595	160,587	524,733
Other operating revenue	120,911	175,041	162,086	9,419	467,457
Other operating expense	139,743	140,585	148,578	196,295	625,201
Net direct contribution	214,797	131,378	47,103	(26,289)	366,989
Corporate expense allocations	36,291	40,957	22,777	(100,025)	—
Net income before taxes	178,506	90,421	24,326	73,736	366,989
Federal and state income taxes	69,439	35,174	9,463	7,904	121,980
Net income	109,067	55,247	14,863	65,832	245,009
Net income attributable to non-controlling interests	—	—	—	1,376	1,376
Net income attributable to BOK Financial Corp. shareholders	$109,067	$55,247	$14,863	$64,456	$243,633

Average assets	$10,362,166	$6,493,883	$4,537,917	$6,080,916	$27,474,882
Average invested capital	900,788	295,394	204,592	1,595,911	2,996,685

Performance measurements:
Return on average assets	1.41%	1.14%	0.47%		1.19%
Return on average invested capital	16.19%	25.01%	10.32%		10.87%
Efficiency ratio	39.34%	49.61%	75.12%		63.35%

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the nine months ended September 30, 2014 and 2013, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and nine months ended September 30, 2014 and 2013 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2014, December 31, 2013 or September 30, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of September 30, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$41,004	$—	$41,004	$—
U.S. agency residential mortgage-backed securities	33,226	—	33,226	—
Municipal and other tax-exempt securities	76,884	—	76,884	—
Other trading securities	18,598	—	18,598	—
Total trading securities	169,712	—	169,712	—
Available for sale securities:
U.S. Treasury	1,015	1,015	—	—
Municipal and other tax-exempt	64,363	—	54,170	10,193
U.S. agency residential mortgage-backed securities	6,850,603	—	6,850,603	—
Privately issued residential mortgage-backed securities	171,493	—	171,493	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,141,645	—	2,141,645	—
Other debt securities	34,291	—	30,141	4,150
Perpetual preferred stock	24,358	—	24,358	—
Equity securities and mutual funds	19,118	4,789	14,329	—
Total available for sale securities	9,306,886	5,804	9,286,739	14,343
Fair value option securities:
U.S. agency residential mortgage-backed securities	175,761	—	175,761	—
Other securities	—	—	—	—
Total fair value option securities	175,761	—	175,761	—
Residential mortgage loans held for sale	373,253	—	365,877	7,376
Mortgage servicing rights[1]	173,286	—	—	173,286
Derivative contracts, net of cash collateral[2]	360,809	10,799	350,010	—
Other assets – private equity funds	27,118	—	—	27,118
Liabilities:
Derivative contracts, net of cash collateral[2]	348,687	4,286	344,401	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded energy derivative contacts, net of cash margin. Derivative contacts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate and agricultural derivative contracts.

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

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of September 30, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$74,632	$—	$74,632	$—
U.S. agency residential mortgage-backed securities	26,129	—	26,129	—
Municipal and other tax-exempt securities	37,057	—	37,057	—
Other trading securities	13,069	—	13,069	—
Total trading securities	150,887	—	150,887	—
Available for sale securities:
U.S. Treasury	1,052	1,052	—	—
Municipal and other tax-exempt	95,440	—	55,769	39,671
U.S. agency residential mortgage-backed securities	7,981,387	—	7,981,387	—
Privately issued residential mortgage-backed securities	230,900	—	230,900	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,946,295	—	1,946,295	—
Other debt securities	35,362	—	30,650	4,712
Perpetual preferred stock	23,680	—	23,680	—
Equity securities and mutual funds	58,787	—	54,580	4,207
Total available for sale securities	10,372,903	1,052	10,323,261	48,590
Fair value option securities:
U.S. agency residential mortgage-backed securities	163,567	—	163,567	—
Other securities	4,293	—	4,293	—
Total fair value option securities	167,860	—	167,860	—
Residential mortgage loans held for sale	230,511	—	230,511	—
Mortgage servicing rights[1]	140,863	—	—	140,863
Derivative contracts, net of cash collateral[2]	377,325	644	376,681	—
Other assets – private equity funds	27,799	—	—	27,799
Liabilities:
Derivative contracts, net of cash collateral[2]	232,544	—	232,544	—

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

The following represents the changes for the three months ended September 30, 2014 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Residential mortgage loans held for sale	Other assets – private equity funds
Balance, June 30, 2014	$10,445	$4,231	$—	$—	$27,833
Transfer to Level 3 from Level 2	—	—	—	7,764	—
Purchases and capital calls	—	—	—	—	505
Redemptions and distributions	—	—	—	—	(1,994)
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	—	(388)	—
Gain on other assets, net	—	—	—	—	774
Loss on available for sale securities, net	—	—	—	—	—
Charitable contributions to BOKF Foundation	—	—	—	—	—
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	(252)	(81)	—	—	—
Balance, Sept. 30, 2014	$10,193	$4,150	$—	$7,376	$27,118

The following represents the changes for the nine months ended September 30, 2014 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Residential mortgage loans held for sale	Other assets – private equity funds
Balance, December 31, 2013	$17,805	$4,712	$4,207	$—	$27,341
Transfer to Level 3 from Level 2	—	—	—	7,764	—
Purchases and capital calls	—	—	—	—	930
Redemptions and distributions	(7,487)	(500)	—	—	(5,175)
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	—	(388)	—
Gain on other assets, net	—	—	—	—	4,022
Loss on available for sale securities, net	(235)	—	—	—	—
Charitable contributions to BOKF Foundation	—	—	(2,420)	—	—
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	110	(62)	(1,787)	—	—
Balance, Sept. 30, 2014	$10,193	$4,150	$—	$7,376	$27,118

The following represents the changes for the three months ended September 30, 2013 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, June 30, 2013	$38,847	$5,193	$2,247	$28,379
Transfer to Level 3 from Level 2	—	—	—	—
Purchases, and capital calls	—	—	—	567
Redemptions and distributions	—	(500)	—	(1,589)
Gain (loss) recognized in earnings
Gain on other assets, net	—	—	—	442
Other-than-temporary impairment losses	(1,369)	—	—	—
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	2,193	19	1,960	—
Balance, Sept. 30, 2013	$39,671	$4,712	$4,207	$27,799

The following represents the changes for the nine months ended September 30, 2013 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, December 31, 2012	$40,702	$5,399	$2,161	$28,169
Transfer to Level 3 from Level 2	—	—	—	—
Purchases, and capital calls	—	—	—	1,207
Redemptions and distributions	(98)	(500)	—	(3,424)
Gain (loss) recognized in earnings
Gain on other assets, net	—	—	—	1,847
Other-than-temporary impairment losses	(1,369)	—	—	—
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	436	(187)	2,046	—
Balance, Sept. 30, 2013	$39,671	$4,712	$4,207	$27,799

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2014 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,970	$10,904	$10,193	Discounted cash flows	[1]	Interest rate spread	4.93%-5.23% (5.19%)	[2]
							92.68%-94.32% (93.13%)	[3]
Other debt securities	4,400	4,400	4,150	Discounted cash flows	[1]	Interest rate spread	5.61%-5.65% (5.65%)	[4]
							92.68% - 92.99 (92.80%)	[3]

Residential mortgage loans held for sale	N/A	7,764	7,376	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	N/A
Other assets - private equity funds	N/A	N/A	27,118	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 482 to 514 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

The fair value of these securities measured at fair value using significant unobservable inputs are sensitive primarily to changes in interest rate spreads. At September 30, 2014, for tax-exempt securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yields for comparable securities would result in an additional decrease in the fair value of $147 thousand. For taxable securities rated investment grade by all nationally-recognized rating agencies, a 100 basis point increase in the spreads over average yield for comparable securities would result in an additional decrease in the fair value of $59 thousand.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2013 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements
	Par Value	Amortized Cost	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$18,695	$18,624	$17,805	Discounted cash flows	[1]	Interest rate spread	4.97%-5.27% (5.16%)	[2]
							95.02%-95.50% (95.24%)	[3]
Other debt securities	4,900	4,900	4,712	Discounted cash flows	[1]	Interest rate spread	5.67% (5.67%)	[4]
							96.16% (96.16%)	[3]
Equity securities and mutual funds	N/A	2,420	4,207	Publicly announced preliminary purchase price information from acquirer		Discount for settlement uncertainty	N/A	[5]

Other assets - private equity funds	N/A	N/A	27,341	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

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

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2013 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements
	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities
Investment grade	$21,545	$21,467	$20,531	Discounted cash flows	[1]	Interest rate spread	4.98%-5.28% (5.15%)	[2]
							95.02%-95.55% (95.29%)	[3]
Below investment grade	23,925	17,924	19,140	Proposed settlement agreement	[1]	Discount for settlement uncertainty		[4]
							80.00%-80.00% (80.00%)	[3]
Total municipal and other tax-exempt securities	45,470	39,391	39,671
Other debt securities	4,900	4,900	4,712	Discounted cash flows	[1]	Interest rate spread	5.60%-5.68% (5.67%)	[5]
							96.16% - 96.16 (96.16%)	[3]
Equity securities and mutual funds	N/A	2,420	4,207	Publicly announced preliminary purchase price information from acquirer.		Discount for settlement uncertainty	N/A	[7]

Other assets - private equity funds	N/A	N/A	27,799	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2014 for which the fair value was adjusted during the nine months ended September 30, 2014:

				Fair Value Adjustments for the
	Carrying Value at Sept. 30, 2014			Three Months Ended Sept. 30, 2014 Recognized in:		Nine Months Ended Sept. 30, 2014 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$6,585	$681	$809	$—	$2,263	$—
Real estate and other repossessed assets	—	16,870	495	—	4,139	—	5,515

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2013 for which the fair value was adjusted during the nine months ended September 30, 2013:

				Fair Value Adjustments for the
	Carrying Value at Sept. 30, 2013			Three Months Ended Sept. 30, 2013 Recognized in:		Nine Months Ended Sept. 30, 2013 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$10,607	$4,787	$660	$—	$6,900	$—
Real estate and other repossessed assets	—	14,901	170	—	1,767	—	2,560

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2014 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$681	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	495	Appraised value, as adjusted	Marketability adjustment off appraised value[1] or limited observable sales with similar development restrictions	N/A

[1]	Marketability adjustments include consideration of estimated costs to sell, which is approximately 10% of fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2013 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$4,787	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	170	Appraised value, as adjusted	Marketability adjustments off appraised value	82%-85% (83%)[1]

[1]	Marketability adjustments include consideration of estimated costs to sell, which is approximately 15% of fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2014 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$557,658				$557,658
Interest-bearing cash and cash equivalents	2,007,901				2,007,901
Trading securities:
U.S. Government agency debentures	41,004				41,004
U.S. agency residential mortgage-backed securities	33,226				33,226
Municipal and other tax-exempt securities	76,884				76,884
Other trading securities	18,598				18,598
Total trading securities	169,712				169,712
Investment securities:
Municipal and other tax-exempt	410,595				415,233
U.S. agency residential mortgage-backed securities	38,585				40,259
Other debt securities	205,911				220,953
Total investment securities	655,091				676,445
Available for sale securities:
U.S. Treasury	1,015				1,015
Municipal and other tax-exempt	64,363				64,363
U.S. agency residential mortgage-backed securities	6,850,603				6,850,603
Privately issued residential mortgage-backed securities	171,493				171,493
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,141,645				2,141,645
Other debt securities	34,291				34,291
Perpetual preferred stock	24,358				24,358
Equity securities and mutual funds	19,118				19,118
Total available for sale securities	9,306,886				9,306,886
Fair value option securities:
U.S. agency residential mortgage-backed securities	175,761				175,761
Other securities	—				—
Total fair value option securities	175,761				175,761
Residential mortgage loans held for sale	373,253				373,253
Loans:
Commercial	8,572,038	0.25% - 30.00%	0.60	0.53% - 4.30%	8,441,120
Commercial real estate	2,724,199	0.38% - 18.00%	0.80	1.13% - 3.66%	2,702,389
Residential mortgage	1,979,663	1.20% - 18.00%	2.42	0.57% - 4.21%	2,009,619
Consumer	407,839	0.38% - 21.00%	0.46	1.07% - 3.88%	401,986
Total loans	13,683,739				13,555,114
Allowance for loan losses	(191,244)				—
Loans, net of allowance	13,492,495				13,555,114
Mortgage servicing rights	173,286				173,286
Derivative instruments with positive fair value, net of cash margin	360,809				360,809
Other assets – private equity funds	27,118				27,118
Deposits with no stated maturity	17,624,476				17,624,476
Time deposits	2,664,580	0.02% - 9.64%	2.02	0.74% - 1.31%	2,670,657
Other borrowed funds	4,595,631	0.21% - 6.68%	0.46	0.07% - 2.62%	4,555,307
Subordinated debentures	347,936	0.92% - 5.00%	2.00	2.17%	344,764
Derivative instruments with negative fair value, net of cash margin	348,687				348,687

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

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2013 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$625,671				$625,671
Interest-bearing cash and cash equivalents	535,313				535,313
Trading securities:
U.S. Government agency debentures	74,632				74,632
U.S. agency residential mortgage-backed securities	26,129				26,129
Municipal and other tax-exempt securities	37,057				37,057
Other trading securities	13,069				13,069
Total trading securities	150,887				150,887
Investment securities:
Municipal and other tax-exempt	409,542				407,562
U.S. agency residential mortgage-backed securities	56,182				58,442
Other debt securities	178,501				188,475
Total investment securities	644,225				654,479
Available for sale securities:
U.S. Treasury	1,052				1,052
Municipal and other tax-exempt	95,440				95,440
U.S. agency residential mortgage-backed securities	7,981,387				7,981,387
Privately issued residential mortgage-backed securities	230,900				230,900
Commercial mortgage-backed securities guaranteed by U.S. government agencies	1,946,295				1,946,295
Other debt securities	35,362				35,362
Perpetual preferred stock	23,680				23,680
Equity securities and mutual funds	58,787				58,787
Total available for sale securities	10,372,903				10,372,903
Fair value option securities:
U.S. agency residential mortgage-backed securities	163,567				163,567
Other securities	4,293				4,293
Total fair value option securities	167,860				167,860
Residential mortgage loans held for sale	230,511				230,511
Loans:
Commercial	7,571,075	0.25% - 30.00%	0.46	0.50% - 4.19%	7,493,143
Commercial real estate	2,349,229	0.38% - 18.00%	0.79	1.20% - 3.42%	2,326,908
Residential mortgage	2,034,765	0.38% - 18.00%	2.56	0.64% - 4.40%	2,056,072
Consumer	395,031	0.38% - 21.00%	0.55	1.24% - 3.71%	388,490
Total loans	12,350,100				12,264,613
Allowance for loan losses	(194,325)				—
Loans, net of allowance	12,155,775				12,264,613
Mortgage servicing rights	140,863				140,863
Derivative instruments with positive fair value, net of cash margin	377,325				377,325
Other assets – private equity funds	27,799				27,799
Deposits with no stated maturity	16,771,635				16,771,635
Time deposits	2,720,020	0.01% - 9.64%	2.08	0.75% - 1.28%	2,739,764
Other borrowed funds	3,611,944	0.25% - 4.78%	—	0.06% - 2.65%	3,570,228
Subordinated debentures	347,758	0.97% - 5.00%	2.87	2.22%	344,854
Derivative instruments with negative fair value, net of cash margin	232,544				232,544

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $163 million at September 30, 2014, $157 million at December 31, 2013 and $153 million at September 30, 2013.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at September 30, 2014, December 31, 2013 or September 30, 2013.
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

(13) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Amount:
Federal statutory tax	$37,802	$38,333	$117,778	$128,446
Tax exempt revenue	(2,164)	(1,860)	(6,254)	(5,405)
Effect of state income taxes, net of federal benefit	2,328	2,072	7,655	8,572
Utilization of tax credits	(2,746)	(1,669)	(8,213)	(5,217)
Bank-owned life insurance	(806)	(871)	(2,358)	(2,749)
Reduction of tax accrual	(2,281)	(1,400)	(2,281)	(1,400)
Charitable contributions to BOKF Foundation	—	(1,115)	(427)	(1,115)
Other, net	(254)	(29)	710	848
Total	$31,879	$33,461	$106,610	$121,980

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Percent of pretax income:
Federal statutory tax	35%	35%	35%	35%
Tax exempt revenue	(2)	(2)	(2)	(1)
Effect of state income taxes, net of federal benefit	3	2	3	2
Utilization of tax credits	(3)	(1)	(2)	(1)
Bank-owned life insurance	(1)	(1)	(1)	(1)
Reduction of tax accrual	(2)	(1)	(1)	(1)
Charitable contributions to BOKF Foundation	—	(1)	—	—
Other, net	—	—	—	—
Total	30%	31%	32%	33%
(14) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2014 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$803,300	$1,249	0.21%	$484,624	$817	0.23%
Trading securities	105,558	1,619	2.63%	156,165	2,224	2.26%
Investment securities
Taxable	229,300	9,715	5.65%	246,922	10,836	5.85%
Tax-exempt	427,896	5,199	1.62%	342,333	4,552	1.90%
Total investment securities	657,196	14,914	3.03%	589,255	15,388	3.62%
Available for sale securities
Taxable	9,705,731	138,970	1.93%	10,850,459	156,534	1.98%
Tax-exempt	93,788	2,417	3.57%	117,374	2,748	3.26%
Total available for sale securities	9,799,519	141,387	1.94%	10,967,833	159,282	2.00%
Fair value option securities	170,210	2,558	1.99%	212,143	3,015	1.94%
Restricted equity securities	108,432	4,405	5.42%	127,178	3,516	3.69%
Residential mortgage loans held for sale	238,936	7,042	3.96%	234,894	6,254	3.59%
Loans[2]	13,245,746	380,538	3.84%	12,302,149	379,586	4.12%
Allowance for loan losses	189,165			207,435
Loans, net of allowance	13,056,581	380,538	3.90%	12,094,714	379,586	4.20%
Total earning assets	24,939,732	553,712	2.98%	24,866,806	570,082	3.11%
Receivable on unsettled securities sales	95,415			134,522
Cash and other assets	2,581,780			2,473,554
Total assets	$27,616,927			$27,474,882
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,740,231	$7,429	0.10%	$9,536,771	$8,589	0.12%
Savings	344,863	305	0.12%	309,963	347	0.15%
Time	2,644,073	30,748	1.55%	2,824,541	33,380	1.58%
Total interest-bearing deposits	12,729,167	38,482	0.40%	12,671,275	42,316	0.45%
Funds purchased	636,599	327	0.07%	905,823	703	0.10%
Repurchase agreements	906,006	474	0.07%	832,118	398	0.06%
Other borrowings	1,560,624	4,305	0.37%	1,741,982	4,033	0.31%
Subordinated debentures	347,869	6,501	2.50%	347,696	6,568	2.53%
Total interest-bearing liabilities	16,180,265	50,089	0.41%	16,498,894	54,018	0.44%
Non-interest bearing demand deposits	7,590,672			7,000,765
Due on unsettled securities	135,954			367,340
Other liabilities	532,768			611,198
Total equity	3,177,268			2,996,685
Total liabilities and equity	$27,616,927			$27,474,882
Tax-equivalent Net Interest Revenue		$503,623	2.57%		$516,064	2.67%
Tax-equivalent Net Interest Revenue to Earning Assets			2.71%			2.82%
Less tax-equivalent adjustment		8,093			7,831
Net Interest Revenue		495,530			508,233
Provision for credit losses		—			(16,500)
Other operating revenue		462,623			467,458
Other operating expense		621,645			625,201
Income before taxes		336,508			366,990
Federal and state income taxes		106,610			121,980
Net income		229,898			245,009
Net income attributable to non-controlling interests		1,781			1,376
Net income attributable to BOK Financial Corp. shareholders		$228,117			$243,633
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$3.30			$3.55
Diluted		$3.29			$3.54
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

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	September 30, 2014			June 30, 2014
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$1,217,942	$601	0.20%	$635,140	$383	0.24%
Trading securities	107,909	561	2.67%	116,186	527	2.40%
Investment securities
Taxable	228,771	3,238	5.66%	226,528	3,195	5.64%
Tax-exempt	412,604	1,605	1.56%	432,265	1,764	1.63%
Total investment securities	641,375	4,843	3.03%	658,793	4,959	3.01%
Available for sale securities
Taxable	9,436,137	45,257	1.94%	9,706,965	46,458	1.94%
Tax-exempt	90,590	675	3.14%	93,969	1,007	4.44%
Total available for sale securities	9,526,727	45,932	1.95%	9,800,934	47,465	1.96%
Fair value option securities	180,268	913	2.05%	164,684	794	1.94%
Restricted equity securities	142,418	2,133	5.99%	97,016	1,275	5.26%
Residential mortgage loans held for sale	310,924	2,929	3.79%	219,308	2,523	4.63%
Loans[2]	13,518,578	128,695	3.78%	13,264,461	127,508	3.85%
Allowance for loan losses	(191,141)			(189,329)
Loans, net of allowance	13,327,437	128,695	3.83%	13,075,132	127,508	3.91%
Total earning assets	25,455,000	186,607	2.93%	24,767,193	185,434	3.02%
Receivable on unsettled securities sales	63,277			108,825
Cash and other assets	2,597,280			2,610,803
Total assets	$28,115,557			$27,486,821
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,473,575	$2,381	0.10%	$9,850,991	$2,489	0.10%
Savings	342,488	101	0.12%	355,459	106	0.12%
Time	2,610,561	10,237	1.56%	2,636,444	10,182	1.55%
Total interest-bearing deposits	12,426,624	12,719	0.41%	12,842,894	12,777	0.40%
Funds purchased	320,817	59	0.07%	574,926	107	0.07%
Repurchase agreements	1,027,206	141	0.05%	914,892	182	0.08%
Other borrowings	2,333,961	2,004	0.34%	1,294,932	1,279	0.40%
Subordinated debentures	347,914	2,154	2.46%	347,868	2,189	2.52%
Total interest-bearing liabilities	16,456,522	17,077	0.41%	15,975,512	16,534	0.42%
Non-interest bearing demand deposits	7,800,350			7,654,225
Due on unsettled securities purchases	124,952			166,521
Other liabilities	485,304			513,839
Total equity	3,248,429			3,176,724
Total liabilities and equity	$28,115,557			$27,486,821
Tax-equivalent Net Interest Revenue		$169,530	2.52%		$168,900	2.60%
Tax-equivalent Net Interest Revenue to Earning Assets			2.67%			2.75%
Less tax-equivalent adjustment		2,739			2,803
Net Interest Revenue		166,791			166,097
Provision for credit losses		—			—
Other operating revenue		163,048			162,569
Other operating expense		221,834			214,707
Income before taxes		108,005			113,959
Federal and state income taxes		31,879			37,230
Net income		76,126			76,729
Net income attributable to non-controlling interests		494			834
Net income attributable to BOK Financial Corp. shareholders		$75,632			$75,895
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.09			$1.10
Diluted		$1.09			$1.10
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

Three Months Ended
March 31, 2014			December 31, 2013			September 30, 2013
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$549,473	$265	0.20%	$559,918	$258	0.18%	$654,591	$355	0.22%
92,409	531	2.85%	127,011	472	1.73%	124,689	688	2.25%

232,646	3,282	5.64%	238,306	3,424	5.75%	237,487	3,434	5.78%
439,110	1,830	1.67%	434,416	1,772	1.66%	383,617	1,501	1.60%
671,756	5,112	3.04%	672,722	5,196	3.12%	621,104	4,935	3.22%

9,980,069	47,255	1.90%	10,322,624	48,295	1.89%	10,439,353	50,167	1.92%
96,873	735	3.11%	112,186	751	2.74%	119,324	828	2.81%
10,076,942	47,990	1.91%	10,434,810	49,046	1.89%	10,558,677	50,995	1.93%
165,515	851	1.99%	167,490	892	2.06%	169,299	814	1.80%
85,234	997	4.68%	123,009	1,555	5.06%	155,938	1,189	3.05%
185,196	1,590	3.46%	217,811	2,251	4.16%	225,789	2,168	3.87%
12,947,926	124,335	3.89%	12,461,576	125,917	4.01%	12,402,096	126,849	4.06%
(186,979)			(193,309)			(201,616)
12,760,947	124,335	3.95%	12,268,267	125,917	4.07%	12,200,480	126,849	4.13%
24,587,472	181,671	2.99%	24,571,038	185,587	3.02%	24,710,567	187,993	3.03%
114,708			83,016			90,014
2,536,588			2,448,734			2,454,151
$27,238,768			$27,102,788			$27,254,732

$9,900,823	$2,559	0.10%	$9,486,136	$2,566	0.11%	$9,276,136	$2,681	0.11%
336,576	98	0.12%	323,123	95	0.12%	317,912	107	0.13%
2,686,041	10,329	1.56%	2,710,019	10,587	1.55%	2,742,970	10,738	1.55%
12,923,440	12,986	0.41%	12,519,278	13,248	0.42%	12,337,018	13,526	0.43%
1,021,755	161	0.06%	748,074	145	0.08%	776,356	134	0.07%
773,127	151	0.08%	752,286	105	0.06%	799,175	123	0.06%
1,038,747	1,022	0.40%	1,551,591	1,205	0.31%	2,175,747	1,547	0.28%
347,824	2,158	2.52%	347,781	2,173	2.48%	347,737	2,209	2.52%
16,104,893	16,478	0.41%	15,919,010	16,876	0.42%	16,436,033	17,539	0.42%
7,312,076			7,356,063			7,110,079
116,295			152,078			111,998
600,430			621,834			631,699
3,105,074			3,053,803			2,964,923
$27,238,768			$27,102,788			$27,254,732
	$165,193	2.58%		$168,711	2.60%		$170,454	2.61%
		2.71%			2.74%			2.75%
	2,551			2,467			2,565
	162,642			166,244			167,889
	—			(11,400)			(8,500)
	137,006			147,015			143,432
	185,104			215,419			210,298
	114,544			109,240			109,523
	37,501			35,318			33,461
	77,043			73,922			76,062
	453			946			324
	$76,590			$72,976			$75,738

	$1.11			$1.06			$1.10
	$1.11			$1.06			$1.10

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013

Interest revenue	$183,868	$182,631	$179,120	$183,120	$185,428
Interest expense	17,077	16,534	16,478	16,876	17,539
Net interest revenue	166,791	166,097	162,642	166,244	167,889
Provision for credit losses	—	—	—	(11,400)	(8,500)
Net interest revenue after provision for credit losses	166,791	166,097	162,642	177,644	176,389
Other operating revenue
Brokerage and trading revenue	35,263	39,056	29,516	28,515	32,338
Transaction card revenue	31,578	31,510	29,134	29,134	30,055
Fiduciary and asset management revenue	29,738	29,543	25,722	25,074	23,892
Deposit service charges and fees	22,508	23,133	22,689	23,440	24,742
Mortgage banking revenue	26,814	29,330	22,844	21,876	23,486
Bank-owned life insurance	2,326	2,274	2,106	2,285	2,408
Other revenue	10,320	9,208	8,852	12,048	8,314
Total fees and commissions	158,547	164,054	140,863	142,372	145,235
Gain (loss) on other assets, net	(501)	(52)	(4,264)	651	(377)
Gain (loss) on derivatives, net	(93)	831	968	(930)	31
Gain (loss) on fair value option securities, net	(332)	4,176	2,660	(2,805)	(80)
Change in fair value of mortgage servicing rights	5,281	(6,444)	(4,461)	6,093	(346)
Gain on available for sale securities, net	146	4	1,240	1,634	478
Total other-than-temporary impairment losses	—	—	—	—	(1,436)
Portion of loss recognized in (reclassified from) other comprehensive income	—	—	—	—	(73)
Net impairment losses recognized in earnings	—	—	—	—	(1,509)
Total other operating revenue	163,048	162,569	137,006	147,015	143,432
Other operating expense
Personnel	123,043	123,714	104,433	125,662	125,799
Business promotion	6,160	7,150	5,841	6,020	5,355
Charitable contributions to BOKF Foundation	—	—	2,420	—	2,062
Professional fees and services	14,763	11,054	7,565	10,003	7,183
Net occupancy and equipment	18,892	18,789	16,896	19,103	17,280
Insurance	4,793	4,467	4,541	4,394	3,939
Data processing and communications	29,971	29,071	27,135	28,196	25,695
Printing, postage and supplies	3,380	3,429	3,541	3,126	3,505
Net losses and operating expenses of repossessed assets	4,966	1,118	1,432	1,618	2,014
Amortization of intangible assets	1,100	949	816	842	835
Mortgage banking costs	7,734	7,960	3,634	7,071	8,753
Other expense	7,032	7,006	6,850	9,384	7,878
Total other operating expense	221,834	214,707	185,104	215,419	210,298
Net income before taxes	108,005	113,959	114,544	109,240	109,523
Federal and state income taxes	31,879	37,230	37,501	35,318	33,461
Net income	76,126	76,729	77,043	73,922	76,062
Net income attributable to non-controlling interests	494	834	453	946	324
Net income attributable to BOK Financial Corporation shareholders	$75,632	$75,895	$76,590	$72,976	$75,738

Earnings per share:
Basic	$1.09	$1.10	$1.11	$1.06	$1.10
Diluted	$1.09	$1.10	$1.11	$1.06	$1.10
Average shares used in computation:
Basic	68,455,866	68,359,945	68,273,685	68,095,254	68,049,179
Diluted	68,609,765	68,511,378	68,436,478	68,293,758	68,272,861

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 8 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2014	—	$—	—	1,960,504
August 1 to August 31, 2014	16,004	$67.65	—	1,960,504
September 1 to September 30, 2014	96	$66.88	—	1,960,504
Total	16,100		—

[1]
On April 24, 2012, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock. As of September 30, 2014, the Company had repurchased 39,496 shares under this plan.

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

Date:        October 31, 2014

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer