Form 10-K
period 2014-12-31
BOK FINANCIAL CORP ET AL
filed 2015-02-27
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File No. 0-19341

BOK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma	73-1373454
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Bank of Oklahoma Tower
Boston Avenue at Second Street
Tulsa, Oklahoma	74172
(Address of Principal Executive Offices)	(Zip Code)
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
Large accelerated filer  ☒                 Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $1.7 billion (based on the June 30, 2014 closing price of Common Stock of $64.05 per share). As of January 31, 2015, there were 69,113,013 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2014

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial Corporation (“BOK Financial” or “the Company”) are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the Bank Holding Company Act of 1956 (“BHCA”), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri. At December 31, 2014, the Company reported total consolidated assets of $29 billion and ranked as the 38th largest bank holding company based on asset size.

BOKF, NA (“the Bank”) is a wholly owned subsidiary bank of BOK Financial. BOKF, NA operates TransFund, Cavanal Hill Investment Management, MBM Advisors and seven banking divisions: Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Kansas City, Bank of Oklahoma, Bank of Texas and Colorado State Bank and Trust. Other wholly owned subsidiaries of BOK Financial include BOSC, Inc., a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting and The Milestone Group, Inc., an investment adviser to high net worth clients. Other non-bank subsidiary operations do not have a significant effect on the Company’s financial statements.

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

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Commercial banking represents a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management. We also offer derivative products for customers to use in managing their interest rate and foreign exchange risk. Our diversified base of revenue sources is designed to generate returns in a range of economic situations. Historically, fees and commissions provide 40 to 45% of our total revenue. Approximately 48% of our revenue came from fees and commissions in 2014.

BOK Financial’s corporate headquarters is located at Bank of Oklahoma Tower, Boston Avenue at Second Street, Tulsa, Oklahoma 74172.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on the Company’s website at www.bokf.com as soon as reasonably practicable after the Company electronically files such material with or furnishes it to the Securities and Exchange Commission.

Operating Segments

BOK Financial operates three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer risk management products for small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund electronic funds network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the retail branch network and all mortgage banking activities. Wealth Management provides fiduciary services, private bank services and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities. Discussion of these principal lines of business appears within the Lines of Business section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” and within Note 17 of the Company’s Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of June 30, 2014.

We are the largest financial institution in the state of Oklahoma with 14% of the state’s total deposits. Bank of Oklahoma has 30% and 12% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 2% in the Dallas, Fort Worth area and less than 1% in the Houston area. Bank of Albuquerque has a number three market share position with 10% of deposits in the Albuquerque area and competes with four large national banks, some regional banks and several locally-owned smaller community banks. Colorado State Bank and Trust has a market share of approximately 2% in the Denver area. Bank of Arkansas serves Benton and Washington counties in Arkansas with a market share of approximately 3%. Bank of Arizona operates as a community bank with locations in Phoenix, Mesa and Scottsdale with a market share of approximately 1%. Bank of Kansas City serves the Kansas City, Kansas/Missouri market with a market share of less than 1%. The Company’s ability to expand into additional states remains subject to various federal and state laws.

Employees

As of December 31, 2014, BOK Financial and its subsidiaries employed 4,743 full-time equivalent employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

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

In order for a financial holding company to commence any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must be "well capitalized" and "well managed" and received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment Act. A financial holding company and its depository institution subsidiaries are considered to be "well capitalized" if they meet the requirements discussed in the section captioned "Capital Adequacy and Prompt Corrective Action" which follows. A financial holding company and its depository institution subsidiaries are considered to be "well managed" if they receive a composite rating and management rating of at least "satisfactory" in their most recent examinations. If a financial holding company fails to meet these requirements, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities and the company may not commence any new financial activities without prior approval.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law, giving federal banking agencies authority to increase regulatory capital requirements, impose additional rules and regulations over consumer financial products and services and limit the amount of interchange fees that may be charged in an electronic debit transaction. In addition, the Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance. It also repealed prohibitions on payment of interest on demand deposits, which could impact how interest is paid on business transaction and other accounts. Further, the Dodd-Frank Act prohibits banking entities from engaging in proprietary trading and restricts banking entities sponsorship of or investment in private equity funds and hedge funds. Final rules required to implement the Dodd-Frank Act have largely been issued. Many of these rules have extended phase-in periods and the full impact of this legislation on the banking industry, including the Company, remains unknown.

The Durbin Amendment to the Dodd-Frank Act required that interchange fees on electronic debit transactions paid by merchants must be “reasonable and proportional to the cost incurred by the issuer” and prohibited card network rules that have limited price competition among networks. Effective October 1, 2011, the Federal Reserve issued its final ruling to implement the Durbin Amendment. This ruling established a cap on interchange fees banks with more than $10 billion in total assets can charge merchants for certain debit card transactions. The Durbin Amendment also required all banks to comply with the prohibition on network exclusivity and routing requirements. Debit card issuers are required to make at least two unaffiliated networks available to merchants.

The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. Established July 21, 2011, the CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The CFPB issued mortgage servicing standards and mortgage lending rules, including “qualified mortgage” rules that are designed to protect consumers and ensure the reliability of mortgages. Mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Qualified mortgages that meet this requirement and other specified criteria are given a safe harbor of compliance. Rules affecting mortgage lenders and servicers became effective on January 10, 2014.

Title VI of the Dodd-Frank Act, commonly known as the Volcker Rule, prohibits banking entities from engaging in proprietary trading as defined by the Dodd-Frank Act and restricts sponsorship of, or investment in, private equity funds and hedge funds, subject to limited exceptions and exclusions. In December 2013, Federal banking agencies approved regulations that implement the Volcker Rule. In December 2014, the Federal Reserve extended the conformance period for key elements of the Rule relating to relationships with funds until July 2017. The Company’s private equity investment activities will be curtailed. The Company’s trading activity will be largely unaffected, as most trading activities are exempted or excluded from the Volcker Rule trading prohibitions. However, the Company will be required to develop new policies and procedures to ensure ongoing compliance with the Volcker Rule which will result in additional operating and compliance costs.

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

The Federal Reserve Board risk-based guidelines currently define a three-tier capital framework. Core capital (Tier 1) includes common shareholders' equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments. Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Market risk capital (Tier 3) includes qualifying unsecured subordinated debt. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution's Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2014, BOK Financial's Tier 1 and total capital ratios under these guidelines were 13.33% and 14.66%, respectively.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. BOK Financial's leverage ratio at December 31, 2014 was 9.96%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, identifies five capital categories for insured depository institutions from well capitalized to critically undercapitalized and requires the respective federal regulatory agencies to implement systems for prompt corrective action for institutions failing to meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive covenants on operations, management and capital distributions, depending upon the category in which an institution is classified. The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under these guidelines, the Bank was considered well capitalized as of December 31, 2014.

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

 The Group of Governors and Heads of Supervision ("GHOS"), the oversight body of the BCBS, announced changes to strengthen the existing capital and liquidity requirements of internationally-active banking organizations. These changes are commonly referred to as the Basel III framework. In July 2013, banking regulators issued the final rule revising regulatory capital rules which implements the Basel III framework for substantially all U.S. banking organizations. The final rule was effective for BOK Financial on January 1, 2015. Components of the rule will be phased-in through January 1, 2019. Among other things, the final rule effectively changes the Tier 1 risk based-capital requirements and the total risk-based capital requirements, including a capital conservation buffer, to a minimum of 8.5% and 10.5%, respectively. The final rule also changed the minimum leverage ratio to 4% of average assets. In addition, the final rule changes instruments that qualify to be included in Tier 1 and total regulatory capital. The Company will elect to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital effective January 1, 2015.

The new capital rules also establish a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus a capital conservation buffer. Based on our interpretation of the new capital rules, our estimated Tier 1 common equity ratio on a fully phased-in basis would be approximately 12.25%, nearly 525 basis points above the 7% regulatory threshold.

Liquidity Requirements

The Basel III framework also requires bank holding companies and banks to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains a prescribed minimum level of unencumbered high-quality liquid assets equal to expected net cash outflows as defined. The other test, referred to as the net stable funding ratio, is designed to promote greater reliance on medium and long term funding sources.

On September 3, 2014, U.S. federal banking agencies published the final rule covering Liquidity Risk Management Standards that would standardize minimum liquidity requirements for internationally active banking organizations as defined (generally those with total consolidated assets in excess of $250 billion) as well as modified liquidity requirements for other banking organizations with total consolidated assets in excess of $50 billion that are not internationally active. Although the final rule does not apply to banking organizations with total assets less than $50 billion, including the Company, the effect of future rule-making to implement standardized minimum liquidity requirements is unknown.

Stress Testing

As required by the Dodd-Frank Act, the Federal Reserve published regulations that require bank holding companies with $10 billion to $50 billion in assets to perform annual capital stress tests. These companies were required to conduct their first annual company-run stress test as of September 30, 2013 based on factors provided by the Federal Reserve Bank supplemented by institution-specific factors. The results of the annual capital stress tests were submitted to banking regulators by the following March 31st. Results of the annual capital stress tests performed as of September 30, 2014 will first be publicly disclosed by June 30, 2015. Institutions that do not satisfactorily complete their annual stress test due to either results of the test or processes used to complete the test may be subject to restrictions on their capital distributions. They also may be required to increase their regulatory capital under certain circumstances.

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

Dividends

A key source of liquidity for BOK Financial is dividends from the Bank, which is limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years. Dividends are further restricted by minimum capital requirements and the Company's internal capital policy. The Bank's dividend limitations are discussed under the heading “Liquidity and Capital” within “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act (“BSA”) and the The USA PATRIOT Act of 2001 (“PATRIOT Act”) imposes many requirements on financial institutions in the interest of national security and law enforcement. BSA requires banks to maintain records and file suspicious activity reports that are of use to law enforcement and regulators in combating money laundering and other financial crimes. The PATRIOT Act is intended to deny terrorists and criminals the ability to access the U.S. financial services system and places significantly greater requirements on financial institutions. Financial institutions, such as the Company and its subsidiaries, must have a designated BSA Officer, internal controls, independent testing and training programs commensurate with their size and risk profile. As part of its internal control program, a financial institution is expected to have effective customer due diligence and enhanced due diligence requirements for high-risk customers, as well as processes to prohibit transaction with entities subject to Office of Foreign Asset Control sanctions. Documentation and recordkeeping requirements, as well as system requirements, aimed at identifying and reporting suspicious activity reporting, must increase with the institution's size and complexity. Failure to implement or maintain adequate programs and controls to combat terrorist financing and money laundering may have serious legal, financial, and reputational consequences.

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

In response to the significant recession in business activity which began in 2007, the Federal Reserve took aggressive actions to reduce interest rates and provide liquidity. While many of the crisis-related programs have expired or been closed, government legislation and policies continue to be accommodative, including increases in government spending, reduction of certain taxes and promotion of home affordability programs.
The Federal Reserve completed its bond purchase program designed to reduce longer-term rates in October of 2014, although it continues to maintain an accommodative policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and to rollover maturing Treasury securities. The Federal Reserve has indicated that it will likely foster a low-interest rate environment for a considerable time, dependent on inflation and employment levels the progress. The short-term effectiveness and long-term impact of these programs on the economy in general and on BOK Financial Corporation in particular are uncertain.

Foreign Operations

BOK Financial does not engage in operations in foreign countries, nor does it lend to foreign governments.

ITEM 1A.   RISK FACTORS

BOK Financial Corporation and its subsidiaries could be adversely affected by risks and uncertainties that could have a material impact on its financial condition and results of operations, as well as on its common stock and other financial instruments. Risk factors which are significant to the Company include, but are not limited to:

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

Banking is a competitive business. BOK Financial competes actively for loan, deposit and other financial services business in the southwest region of the United States. BOK Financial's competitors include a large number of small and large local and national banks, savings and loan associations, credit unions, trust companies, broker-dealers and underwriters, as well as many financial and non-financial firms that offer services similar to those of BOK Financial. Large national financial institutions have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than BOK Financial does, which may adversely affect BOK Financial's ability to compete effectively.

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

At December 31, 2014, loans to businesses and individuals with collateral primarily located in Texas represented approximately 34% of the total loan portfolio and loans to businesses and individuals with collateral primarily located in Oklahoma represented approximately 24% of our total loan portfolio. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. Poor economic conditions in Oklahoma, Texas or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations and other sources of fee-based revenue.

Adverse economic factors affecting particular industries could have a negative effect on BOK Financial customers and their ability to make payments to BOK Financial.

Certain industry-specific economic factors also affect BOK Financial. For example, 20% of BOK Financial's total loan portfolio at December 31, 2014 is comprised of loans to borrowers in the energy industry, which is historically a cyclical industry. Low commodity prices may adversely affect that industry and, consequently, may affect BOK Financial's business negatively. The effect of volatility in commodity prices on our customer derivatives portfolio could adversely affect our liquidity and regulatory capital. In addition, BOK Financial's loan portfolio includes commercial real estate loans. A downturn in the real estate industry in general or in certain segments of the commercial real estate industry in the southwest region could also have an adverse effect on BOK Financial's operations.

Adverse global economic factors could have a negative effect on BOK Financial customers and counter-parties.

Poor economic conditions globally, including those of the European Union, could impact BOK Financial’s customers and counter-parties with which we do business. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $3.8 million at December 31, 2014. In addition, we have an aggregate gross exposure to internationally active domestic financial institutions of approximately $227 million at December 31, 2014. The financial condition of these institutions is monitored on an on-going basis. We have not identified any significant customer exposures to European sovereign debt or European financial institutions.

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

Our available for sale residential mortgage-backed security portfolio represents investment interests in pools of residential mortgages, composing $6.8 billion or 23% of total assets of the Company at December 31, 2014. Residential mortgage-backed securities are highly sensitive to changes in interest rates. BOK Financial mitigates this risk somewhat by investing principally in shorter duration mortgage products, which are less sensitive to changes in interest rates. A significant decrease in interest rates has led mortgage holders to refinance the mortgages constituting the pool backing the securities, subjecting BOK Financial to a risk of prepayment and decreased return on investment due to subsequent reinvestment at lower interest rates. A significant decrease in interest rates has also accelerated premium amortization. Conversely, a significant increase in interest rates could cause mortgage holders to extend the term over which they repay their loans, which delays the Company’s opportunity to reinvest funds at higher rates.

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

BOK Financial derives a substantial amount of revenue from mortgage activities, including $61 million from the production and sale of mortgage loans, $48 million from the servicing of mortgage loans and $27 million from sales of financial instruments to other mortgage lenders. These activities, as well our substantial holdings of residential mortgage backed securities and mortgage servicing rights may be adversely affected by changes in government policies and programs.

In addition, as part of BOK Financial's mortgage banking business, BOK Financial has substantial holdings of mortgage servicing rights, totaling $172 million or 0.59% of total assets at December 31, 2014. The value of these rights is also very sensitive to changes in interest rates. Falling interest rates tend to increase loan prepayments, which may lead to cancellation of the related servicing rights. BOK Financial attempts to manage this risk by maintaining an active hedging program for its mortgage servicing rights. The Company's hedging program focuses on partially hedging the risk of changes in fair value, primarily related to changes mortgage interest rates. Other factors, such as short-term interest rates, also impact the value of mortgage servicing rights, may not be hedged. The value of mortgage servicing rights may also decrease due to rising delinquency or default of the loans serviced which are not hedged. This risk is mitigated somewhat by adherence to underwriting standards on loans originated for sale.

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

We outsource a significant portion of our information systems, communications, data management and transaction processing to third parties. These third parties are sources of risk associated with operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property. If the service providers encounter any of these issues, we could be exposed to disruption of service, reputation damages, and litigation risk that could be material to our business.

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

Mr. George B. Kaiser owns approximately 62% of the outstanding shares of BOK Financial's common stock at December 31, 2014. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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
ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $177 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico. The Company’s facilities are suitable for their respective uses and present needs.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial’s $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2015, common shareholders of record numbered 806 with 69,113,013 shares outstanding.

The highest and lowest quarterly closing bid price for shares and cash dividends per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2014:
Low	$62.34	$62.18	$63.47	$57.87
High	69.69	70.18	68.71	62.28
Cash dividends	0.40	0.40	0.40	0.40
2013:
Low	$55.05	$60.52	$62.93	$60.81
High	62.77	65.95	69.36	66.32
Cash dividends	0.38	0.38	0.38	0.40

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Index, the NASDAQ Bank Index, and the KBW 50 Bank Index for the period commencing December 31, 2009 and ending December 31, 2014.*

	Period Ending December 31,
Index	2009	2010	2011	2012	2013	2014
BOK Financial Corporation	100.00	114.65	120.61	124.98	155.97	144.73
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank Index	100.00	114.16	102.17	121.26	171.86	180.31
KBW 50	100.00	123.36	94.77	126.07	173.67	189.92

*
Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2009. The KBW 50 Bank index is the Keefe, Bruyette & Woods, Inc. index, which is available only for calendar quarter end periods. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2014 to October 31, 2014	176	$64.08	—	1,960,504
November 1, 2014 to November 30, 2014	54,027	$66.65	54,000	1,906,504
December 1, 2014 to December 31, 2014	208,872	$59.93	146,000	1,760,504
Total	263,075		200,000

[1]
On April 24, 2012, the Company's board of directors authorized the Company to repurchase up to two million shares of the Company's common stock. As of December 31, 2014, the Company had repurchased 239,496 shares under this plan.

[2]	The Company routinely repurchases mature shares from employees to cover the exercise price and taxes in connection with employee shared-based compensation.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data is set forth within Table 1 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 -- Consolidated Selected Financial Data
(Dollars in thousands, except per share data)

	December 31,
	2014	2013	2012		2011	2010
Selected Financial Data
For the year:
Interest revenue	$732,239	$745,371	$794,871		$813,146	$851,082
Interest expense	67,045	70,894	87,322		120,101	142,030
Net interest revenue	665,194	674,477	707,549		693,045	709,052
Provision for for credit losses	—	(27,900)	(22,000)		(6,050)	105,139
Fees and commissions revenue	621,319	603,844	628,880		527,093	516,394
Net income	292,435	316,609	351,191		285,875	246,752
Period-end:
Loans	14,208,037	12,792,264	12,311,456		11,269,743	10,643,036
Assets	29,089,698	27,015,432	28,148,631		25,493,946	23,941,603
Deposits	21,140,859	20,269,327	21,179,060		18,762,580	17,179,061
Subordinated debentures	347,983	347,802	347,633		398,881	398,701
Shareholders’ equity	3,302,179	3,020,049	2,957,860		2,750,468	2,521,726
Nonperforming assets[2]	256,617	247,743	276,716		356,932	394,469

Profitability Statistics
Earnings per share (based on average equivalent shares):
Basic	$4.23	$4.61	$5.15		$4.18	$3.63
Diluted	4.22	4.59	5.13		4.17	3.61
Percentages (based on daily averages):
Return on average assets	1.04%	1.16%	1.34%		1.17%	1.04%
Return on average total equity	9.20	10.59	12.19		10.81	10.24
Average total equity to average assets	11.47	11.00	11.05		10.95	10.19

Common Stock Performance
Per Share:
Book value per common share	$47.78	$43.88	$43.29		$40.36	$36.97
Market price: December 31 close	60.04	66.32	54.46		54.93	53.40
Market range – High close bid price	70.18	69.36	59.77		56.30	55.68
Market range – Low close bid price	57.87	55.05	52.56		44.00	42.89
Cash dividends declared	1.62	1.54	2.47	[5]	1.13	0.99
Dividend payout ratio	38.35%	33.43%	48.01%	[5]	27.01%	27.16%

Table 1 -- Consolidated Selected Financial Data
(Dollars in thousands, except per share data)

	December 31,
	2014	2013	2012	2011	2010
Selected Balance Sheet Statistics
Period-end:
Tier 1 capital ratio	13.33%	13.77%	12.78%	13.27%	12.69%
Total capital ratio	14.66	15.56	15.13	16.49	16.20
Leverage ratio	9.96	10.05	9.01	9.15	8.74
Tier 1 common equity ratio[1]	13.17	13.59	12.59	13.06	12.55
Allowance for loan losses to nonaccruing loans	234.06	183.29	160.34	125.93	126.93
Allowance for loan losses to loans	1.33	1.45	1.75	2.25	2.75
Combined allowances for credit losses to loans [4]	1.34	1.47	1.77	2.33	2.89
Miscellaneous (at December 31)
Number of employees (full-time equivalent)	4,743	4,632	4,704	4,511	4,432
Number of banking locations	182	206	217	212	207
Number of TransFund locations	2,080	1,998	1,970	1,912	1,943
Fiduciary assets	$35,997,877	$30,137,092	$25,829,038	$22,821,813	$22,914,737
Mortgage loan servicing portfolio[3]	17,308,212	14,818,016	13,091,482	12,356,917	12,059,241

[1]	Tier 1 capital, adjusted for other comprehensive income and equity which does not benefit common shareholders, divided by risk-weighted assets, both as defined by Basel I based regulations.

[2]	Includes nonaccruing loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.

[3]	Includes outstanding principal for loans serviced for affiliates.

[4]	Includes allowance for loan losses and accrual for off-balance sheet credit risk.

[5]	Includes $1.00 per share special dividend.

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

Economic activity expanded at a solid pace and unemployment improved during 2014. National unemployment rates were 5.6% in December of 2014 compared to 6.7% in December of 2013. Inflationary pressure have remain subdued and the U.S. government has continued to provide accommodative economic policy to support growth in the economy and further reduction in the unemployment rate. The U.S. equity market set records throughout the year, with the S&P 500 up 4.93% in the fourth quarter and bonds continue to perform well with the Barclays Aggregate up 1.79%. The yield curve flattened in 2014, as the interest rate market began to price in the probability that the Federal Reserve will increase interest rates in 2015, after completing their bond buying program during the year. The low interest rate environment has continued to present challenges for all financial institutions as cash flows from loan and securities portfolios are reinvested at current rates. Gross domestic product showed strong growth for 2014, however durable goods orders have declined and the housing recovery remains modest. Energy prices declined in the latter half of 2014, with price of oil falling 55% in the 20 day period from June 20, 2014 to January 6, 2015 and the price of gas falling 38% over the same time period.

Performance Summary

Net income for the year ended December 31, 2014 totaled $292.4 million or $4.22 per diluted share compared with net income of $316.6 million or $4.59 per diluted share for the year ended December 31, 2013.

Highlights of 2014 included:

•
Net interest revenue totaled $665.2 million for 2014 compared to $674.5 million for 2013. A continued narrowing of net interest spreads during the year impacted loans, largely offset by growth in average loan balances during the year. Net interest revenue was further impacted as the average balance of the securities portfolio was allowed to decrease in order to reposition the balance sheet in anticipation of rising interest rates. Net interest margin was 2.68% for 2014 compared to 2.80% for 2013.

•
Fees and commissions revenue increased $17.5 million or 3% over 2013 to $621.3 million for 2014. Fiduciary and asset management revenue grew by $19.6 million due to acquisitions and organic growth. Brokerage and trading revenue was up $9.0 million and transaction card revenue increased $6.9 million over the prior year. Mortgage banking revenue decreased $12.8 million primarily due to changes in mix toward lower margin products partially offset by an increase in the volume of loans sold.

•
Operating expenses totaled $847.5 million, an increase of $6.9 million or 1% over the prior year. Personnel costs decreased $28.3 million primarily due to the adjustment of amounts payable under the 2011 True-Up Plan. This adjustment was partially offset by the addition of wealth management, risk and compliance personnel during the year. Non-personnel expenses increased $35.2 million or 10% over the prior year due to increased professional fees and services and data processing and communications expense. Net occupancy and equipment costs also increased over the prior year and included $4.1 million of branch closure costs.

•
No provision for credit losses was recorded in 2014. A $27.9 million negative provision for credit losses was recorded in 2013. The Company had a net recovery of $2.8 million or (0.02)% of average loans for 2014 compared to net loans charged off of $2.0 million or 0.02% of average loans for 2013. Gross charge-offs decreased to $16.2 million in 2014 from $25.3 million in 2013.

•
The combined allowance for credit losses totaled $190 million or 1.34% of outstanding loans at December 31, 2014 compared to $187 million or 1.47% of outstanding loans at December 31, 2013. Nonperforming assets totaled $257 million or 1.79% of outstanding loans and repossessed assets at December 31, 2014 and $248 million or 1.92% of outstanding loans and repossessed assets at December 31, 2013. During 2014, nonaccruing loans decreased $20 million and repossessed assets increased $9.6 million. Renegotiated residential mortgage loans guaranteed by U.S. government agencies increased $20 million.

•
Period-end outstanding loan balances were $14.2 billion at December 31, 2014, an increase of $1.4 billion over the prior year. Commercial loan balances grew by $1.2 billion or 15% and commercial real estate loans increased $313 million or 13%. Residential mortgage loans decreased $103 million and consumer loans increased $53 million.

•
The available for sale securities portfolio decreased $1.2 billion during 2014 to $9.0 billion at December 31, 2014. We pro-actively reduced the size of the bond portfolio to better position the balance sheet for an environment with rising longer-term rates.

•
Period-end deposits totaled $21.1 billion at December 31, 2014 compared to $20.3 billion at December 31, 2013. Demand deposit accounts increased by $750 million and interest-bearing transaction accounts increased $180 million. Time deposits decreased $87 million.

•
The Company's Tier 1 common equity ratio, as defined by banking regulators, was 13.17% at December 31, 2014 and 13.59% at December 31, 2013. The Company and its subsidiary bank exceeded the regulatory definition of well capitalized. The Company's Tier 1 capital ratio was 13.33% at December 31, 2014 and 13.77% at December 31, 2013. Total capital ratio was 14.66% at December 31, 2014 and 15.56% at December 31, 2013. The Company's leverage ratio was 9.96% at December 31, 2014 and 10.05% at December 31, 2013.

•	The Company paid regular cash dividends of $1.62 per common share during 2014. Regular cash dividends paid on common shares were $1.54 per common share in 2013.

Net income for the fourth quarter of 2014 totaled $64.3 million or $0.93 per diluted share compared to $73.0 million or $1.06 per diluted share for the fourth quarter of 2013.

Highlights of the fourth quarter of 2014 included:

•
Net interest revenue totaled $169.7 million for the fourth quarter of 2014 compared to $166.2 million for the fourth quarter of 2013. Net interest margin was 2.61% for the fourth quarter of 2014 compared to 2.74% for the fourth quarter of 2013. Net interest revenue increased primarily due to the growth in average loan balances, partially offset by a decrease in available for sale securities balances. Loan yields decreased compared to the prior year due to continued competitive pressure, partially offset by an increase in the available for sale securities yield.

•
Fees and commissions revenue increased $15.5 million over the prior year to $157.9 million for the fourth quarter of 2014. Mortgage banking revenue increased $8.2 million due primarily to an increase in loan production volume. Fiduciary and asset management revenue grew $5.6 million over the prior year. Transaction card revenue and brokerage and trading revenue both increased over the prior year.

•
Operating expenses totaled $225.9 million, an increase of $10.5 million over the prior year, primarily due to $4.9 million of branch closure costs accrued in the fourth quarter of 2014. The Company also made a $1.8 million contribution of developed commercial real estate to the BOKF Foundation during the fourth quarter of 2014. Mortgage banking costs and data processing and communication expense increased, partially offset by decreased net losses and operating expenses of repossessed assets.

•
No provision for credit losses was recorded in the fourth quarter of 2014 compared to an $11.4 million negative provision for credit losses in the fourth quarter of 2013. Net charge-offs totaled $2.2 million in the fourth quarter of 2014 compared a net recovery of $3.0 million in the fourth quarter of 2013. Gross charge-offs were $7.2 million compared to $3.1 million in the prior year.

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

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk

The allowance for loan losses and accrual for off-balance sheet credit risk are assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the loan portfolio and probable estimated losses on unused commitments to provide financing. A consistent, well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company. The allowance for loan losses consists of specific allowances attributed to certain impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans that are based on estimated loss rates by loan class and nonspecific allowances for risks beyond factors specific to a particular portfolio segment or loan class. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and accrual for off-balance sheet credit risk during 2014.

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

Mortgage Servicing Rights

We have a significant investment in mortgage servicing rights. Our mortgage servicing rights are primarily retained from sales in the secondary market of residential mortgage loans we have originated or purchased from correspondent lenders. Occasionally mortgage servicing rights may be purchased from other lenders. Both originated and purchased mortgage servicing rights are initially recognized at fair value. We carry all mortgage servicing rights at fair value. Changes in fair value are recognized in earnings as they occur.

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

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point increase in mortgage interest rates to increase the fair value of our servicing rights by $15 million. We expect an $14 million decrease in the fair value of our mortgage servicing rights from a 50 basis point decrease in mortgage interest rates.

Valuation of Derivative Instruments

We use interest rate derivative instruments to manage our interest rate risk. We also offer interest rate, commodity, foreign exchange and equity derivative contracts to our customers. All derivative instruments are carried on the balance sheet at fair value. Fair values for exchange-traded contracts are based on quoted prices in an active market for identical instruments. Fair values for over-the-counter interest rate contracts used to manage our interest rate risk are generated internally using third-party valuation models. Inputs used in third-party valuation models to determine fair values are considered significant other observable inputs. Fair values for interest rate, commodity, foreign exchange and equity contracts used in our customer hedging programs are based on valuations generated internally by third-party provided pricing models. These models use significant other observable market inputs to estimate fair values. Changes in assumptions used in these pricing models could significantly affect the reported fair values of derivative assets and liabilities, though the net effect of these changes should not significantly affect earnings.

Credit risk is considered in determining the fair value of derivative instruments. Deterioration in the credit rating of customers or dealers reduces the fair value of asset contracts. The reduction in fair value is recognized in earnings during the current period. Fair value adjustments are based on various risk factors including but not limited to counterparty credit rating or equivalent loan grading, derivative contract notional size, price volatility of the underlying commodity, duration of the derivative contracts and expected loss severity. Expected loss severity is based on historical losses for similarly risk-graded commercial loan customers. Deterioration in our credit rating below investment grade would affect the fair value of our derivative liabilities. In the event of a credit down-grade, the fair value of our derivative liabilities would decrease. The reduction in fair value would be recognized in earnings in the current period. The impact of credit valuation adjustments on the total valuation of derivative contracts was not significant.

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

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. We evaluate the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2014 or December 31, 2013.

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

As previously announced, the Company appointed a new Chief Executive Officer effective January 1, 2014 and made several executive leadership changes. There was no change in the operating segments as a result of the transition. However, reporting units were redefined as the significant lines of business within each operating segment. The redefinition is consistent with how the Chief Executive Officer has organized his Executive Leadership Team, assesses performance and allocates the resources of the Company. See additional discussion of the operating segments in the Assessment of Operations - Lines of Business section following. Prior to January 1, 2014, reporting units were defined as the geographical markets within each operating segment. While geographical market information may be monitored, it is not considered the primary decision-making tool.

We perform a qualitative assessment that evaluates, based on the weight of the evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of our reporting units are less than their carrying amount. This qualitative assessment considers general economic conditions including trends in unemployment rates in our primary geographical areas, our earnings and stock price changes during the year, current and anticipated credit quality performance and the prolonged low interest rate environment and the impact of increased regulation. This qualitative assessment is supplemented by quantitative analysis through which the fair value of each of our reporting units is estimated by the discounted future earnings method. Income growth is projected for each of our reporting units over five years and a terminal value is computed. The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to value our reporting units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine fair value of the respective reporting units. Critical assumptions in our evaluation were a 6% average expected long-term growth rate, a 0.71% volatility factor for BOK Financial common stock, a 9.17% discount rate and a 9.36% market risk premium. The expected long-term growth rate among the reporting units may differ from the average.

As of December 31, 2014, the market value of BOK Financial common stock, a primary consideration in our goodwill impairment analysis, was $60.04 per share, approximately 10% lower than the market value used in our most recent annual evaluation. The market value is influenced by factors affecting the overall economy and the regional banks sector of the market. The market value of our stock may also have been affected by concerns over the potential impact of lower energy prices on the regional economy. We evaluated the effect of a sustained market value of $50 per share for our common stock. No impairment was noted. Goodwill impairment may be indicated at our next annual evaluation date if the market value of our stock declines or sooner if we incur significant unanticipated operating losses or if other factors indicate a significant decline in the value of our reporting units.

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

We performed a sensitivity analysis of all privately issued residential mortgage-backed securities. Significant assumptions of this analysis included an increase in the unemployment rate to 8% and an additional 13.5% home price depreciation over the next twelve months. The results of this analysis indicated an additional $260 thousand of credit losses are possible. An increase in the unemployment rate to 10% with an additional 25.4% home price depreciation indicates an additional $560 thousand of credit losses are possible.

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

Results of Operations
Net Interest Revenue and Net Interest Margin

Net interest revenue is the interest earned on debt securities, loans and other interest-earning assets less interest paid for interest-bearing deposits and other borrowings. The net interest margin is calculated by dividing tax-equivalent net interest revenue by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest spread due to interest income earned on assets funded by non-interest bearing liabilities such as demand deposits and equity.

Tax-equivalent net interest revenue totaled $676.1 million for 2014 compared to $684.8 million for 2013. Net interest margin was 2.68% for 2014 and 2.80% for 2013. Tax-equivalent net interest revenue decreased $8.6 million compared to the prior year. Net interest revenue decreased $32.4 million primarily due to a continued narrowing of loan yields during the year, partially offset by a $23.8 million increase in net interest revenue from growth in average earning assets. Growth in average loans was partially offset by a decrease in average securities balances. Table 2 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see the Annual and Quarterly Financial Summary of consolidated daily average balances, yields and rates following the Consolidated Financial Statements.

The tax-equivalent yield on earning assets was 2.95% for 2014 compared to 3.09% in 2013. Loan yields decreased 29 basis points compared to the prior year. Spreads have narrowed primarily due to market pricing pressure on our loan portfolio. The available for sale securities portfolio yield decreased 2 basis points to 1.95%. Cash flows received from payments on residential mortgage-backed securities are currently being reinvested in short-duration securities that are yielding 1.50% to 1.75%. Funding costs were down 2 basis points compared to 2013. The cost of interest-bearing deposits decreased 4 basis points and the cost of other borrowed funds increased 3 basis points largely due to the mix of funding sources. In the present low interest rate environment, our ability to further decrease funding costs is limited.

Average earning assets for 2014 increased $537 million or 2% over 2013. Average loans, net of allowance for loan losses, increased $1.1 billion due primarily to growth in average commercial loans. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, decreased $1.2 billion. We purchase securities to supplement earnings and to manage interest rate risk. We began to pro-actively shrink the size of our securities portfolio in the fourth quarter of 2013 to better position the balance sheet for an environment of rising longer-term rates. Our outlook for earning assets is for continued growth in loan balances, partially offset by a reduction in the securities portfolio balance. We expect the annualized growth rate for loans to be in the low double digits. The resulting shift in earning asset mix should be supportive of the net interest margin. The average balance of interest-bearing cash and cash equivalents increased $624 million over the prior year. At the end of August 2014, we increased our borrowings from the Federal Home Loan Bank by approximately $1.5 billion, earning a small spread by depositing the proceeds in the Federal Reserve. This added $1.0 million to pre-tax net income, while decreasing net interest margin by 5 basis points.

Growth in average assets was funded by a $692 million increase in average deposits. Average demand deposit balances increased $597 million over the prior year. Average interest-bearing transaction accounts were up $214 million, partially offset by a $151 million decrease in average time deposits. Average borrowed funds decreased $20 million compared to the prior year. Increased borrowings from the Federal Home Loan Banks and increased repurchase agreement balances, were offset by a decrease in funds purchased compared to the prior year.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. As shown in Table 20, approximately 79% of our commercial and commercial real estate loan portfolios are either variable rate loans or fixed rate loans that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 2 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Fourth Quarter 2014 Net Interest Revenue

Tax-equivalent net interest revenue totaled $172.5 million for the fourth quarter of 2014 compared to $168.7 million for the fourth quarter of 2013. Net interest margin was 2.61% for the fourth quarter of 2014 and 2.74% for the fourth quarter of 2013.

Tax-equivalent net interest revenue increased $3.8 million over the fourth quarter of 2013. Net interest revenue increased $9.3 million primarily due to the growth in average loan balances, partially offset by a decrease in available for sale securities balances. Net interest revenue decreased $5.5 million due primarily to lower loan yields.

The tax-equivalent yield on earning assets was 2.86% for the fourth quarter of 2014, down 16 basis points from the fourth quarter of 2013. Loan yields decreased 28 basis points due primarily to continued market pricing pressure. The available for sale securities portfolio yield increased 10 basis points to 1.99%. The yield on interest-bearing cash and cash equivalents increased 10 basis points to 0.28%. Funding costs were down 3 basis points from the fourth quarter of 2013. The cost of interest-bearing deposits decreased 4 basis points and the cost of other borrowed funds increased 6 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 14 basis points in the fourth quarter of 2014 and 14 basis points in the fourth quarter of 2013.

Average earning assets for the fourth quarter of 2014 increased $1.9 billion over the fourth quarter of 2013. Average loans, net of allowance for loan losses, increased $1.4 billion over the fourth quarter of 2013 due primarily to growth in average commercial loans. Average interest-bearing cash and cash equivalents increased $1.5 billion due to increased borrowings from the Federal Home Loan Bank deposited with the Federal Reserve to earn a spread. The average balance of available for sale securities decreased $1.3 billion as we reduced the size of the bond portfolio to better position the balance sheet for a longer-term rising rate environment.

Average deposits increased $823 million over the fourth quarter of 2013. Average demand deposit balances increased $618 million and average interest-bearing transaction accounts increased $244 million, partially offset by a $63 million decrease in average time deposit balances. Average borrowed funds increased $1.0 billion over the fourth quarter of 2013 primarily due to increased Federal Home Loan Bank borrowings.

2013 Net Interest Revenue

Tax-equivalent net interest revenue for 2013 was $684.8 million compared to $716.9 million for 2012. Net interest margin was 2.80% for 2013 compared to 3.15% for 2012. The decrease in net interest margin was due primarily to cash flows from our securities portfolio being reinvested at lower current market rates, decrease in loan yields due to the renewal of fixed-rate loans at lower current rates and narrowing credit spreads, partially offset by lower funding costs. The tax-equivalent yield on average earning assets decreased 44 basis points from 2012. The available for sale securities portfolio yield was down 47 basis points due to cash flow reinvestment at lower rates. Loan yields decreased 34 basis points due to a combination of renewals of fixed rate loans at lower current rates and narrowing credit spreads. The cost of interest-bearing liabilities decreased 13 basis points. The cost of interest-bearing deposits was down 10 basis points and the cost of other borrowed funds was down 4 basis points. The effect of declining net interest margin was offset by increasing average earning assets $1.2 billion during 2013. Growth in average assets was primarily in loans and the available for sale securities portfolio. Growth in average assets was funded by a $717 million increase in average deposit balances and a $631 million increase in average borrowed funds balances. Average demand deposit account balances grew by $500 million and average interest-bearing transaction account balances grew by $483 million, partially offset by a $318 million decrease in average time deposit balances.

Table 2 – Volume/Rate Analysis
(In thousands)

	Year Ended			Year Ended
	December 31, 2014 / 2013			December 31, 2013 / 2012
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$1,674	$1,417	$257	$130	$628	$(498)
Trading securities	(176)	(813)	637	558	409	149
Investment securities:
Taxable securities	(1,077)	(670)	(407)	(2,588)	(2,453)	(135)
Tax-exempt securities	461	1,281	(820)	723	6,142	(5,419)
Total investment securities	(616)	611	(1,227)	(1,865)	3,689	(5,554)
Available for sale securities:
Taxable securities	(21,907)	(19,705)	(2,202)	(32,396)	14,276	(46,672)
Tax-exempt securities	(177)	(778)	601	(218)	368	(586)
Total available for sale securities	(22,084)	(20,483)	(1,601)	(32,614)	14,644	(47,258)
Fair value option securities	(296)	(446)	150	(4,557)	(3,109)	(1,448)
Restricted equity securities	1,969	(505)	2,474	2,780	4,114	(1,334)
Residential mortgage loans held for sale	1,638	206	1,432	320	116	204
Loans	5,413	42,410	(36,997)	(13,281)	27,590	(40,871)
Total tax-equivalent interest revenue	(12,478)	22,397	(34,875)	(48,529)	48,081	(96,610)
Interest expense:
Transaction deposits	(1,398)	382	(1,780)	(3,145)	622	(3,767)
Savings deposits	(41)	33	(74)	(98)	97	(195)
Time deposits	(3,442)	(2,346)	(1,096)	(8,206)	(5,065)	(3,141)
Funds purchased	(507)	(310)	(197)	(1,247)	(774)	(473)
Repurchase agreements	80	75	5	(505)	(209)	(296)
Other borrowings	1,510	780	730	1,810	19,298	(17,488)
Subordinated debentures	(51)	(6)	(45)	(5,037)	(494)	(4,543)
Total interest expense	(3,849)	(1,392)	(2,457)	(16,428)	13,475	(29,903)
Tax-equivalent net interest revenue	(8,629)	23,789	(32,418)	(32,101)	34,606	(66,707)
Change in tax-equivalent adjustment	(654)			(971)
Net interest revenue	$(9,283)			$(33,072)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Table 2 – Volume/Rate Analysis (continued)
(In thousands)

	Three Months Ended
	December 31, 2014 / 2013
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$1,242	$898	$344
Trading securities	429	191	238
Investment securities:
Taxable securities	44	87	(43)
Tax-exempt securities	(186)	(83)	(103)
Total investment securities	(142)	4	(146)
Available for sale securities:
Taxable securities	(4,342)	(6,303)	1,961
Tax-exempt securities	153	(212)	365
Total available for sale securities	(4,189)	(6,515)	2,326
Fair value option securities	161	105	56
Restricted equity securities	1,080	727	353
Residential mortgage loans held for sale	850	1,050	(200)
Loans	4,461	13,806	(9,345)
Total tax-equivalent interest revenue	3,892	10,266	(6,374)
Interest expense:
Transaction deposits	(238)	154	(392)
Savings deposits	1	8	(7)
Time deposits	(810)	(255)	(555)
Funds purchased	(131)	(134)	3
Repurchase agreements	4	39	(35)
Other borrowings	1,238	1,174	64
Subordinated debentures	16	—	16
Total interest expense	80	986	(906)
Tax-equivalent net interest revenue	3,812	9,280	(5,468)
Change in tax-equivalent adjustment	(392)
Net interest revenue	$3,420
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $612.7 million for 2014 compared to $614.5 million for 2013. Fees and commissions revenue increased $17.5 million or 3% over 2013. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue by $3.7 million in 2014 and increased other operating revenue by $2.2 million in 2013. Net gains on available for sale securities were $9.2 million less than net gains recognized in 2013. Other-than-temporary impairment charges recognized in earnings in 2014 were $1.9 million less than charges recognized in 2013.

Table 3 – Other Operating Revenue
(In thousands)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Brokerage and trading revenue	$134,437	$125,478	$126,930	$104,181	$101,471
Transaction card revenue	123,689	116,823	107,985	116,757	112,302
Fiduciary and asset management revenue	115,652	96,082	80,053	73,290	68,976
Deposit service charges and fees	90,911	95,110	98,917	95,872	103,611
Mortgage banking revenue	109,093	121,934	169,302	91,643	87,600
Bank-owned life insurance	9,086	10,155	11,089	11,280	12,066
Other revenue	38,451	38,262	34,604	34,070	30,368
Total fees and commissions revenue	621,319	603,844	628,880	527,093	516,394
Gain (loss) on other assets, net	(6,346)	(925)	(1,415)	4,156	(4,011)
Gain (loss) on derivatives, net	2,776	(4,367)	(301)	2,686	4,271
Gain (loss) on fair value option securities, net	10,189	(15,212)	9,230	24,413	7,331
Change in fair value of mortgage servicing rights	(16,445)	22,720	(9,210)	(40,447)	3,661
Gain on available for sale securities, net	1,539	10,720	33,845	34,144	21,882
Total other-than-temporary impairment	(373)	(2,574)	(1,144)	(10,578)	(29,960)
Portion of loss recognized in (reclassified from) other comprehensive income	—	266	(6,207)	(12,929)	2,151
Net impairment losses recognized in earnings	(373)	(2,308)	(7,351)	(23,507)	(27,809)
Total other operating revenue	$612,659	$614,472	$653,678	$528,538	$521,719

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 48% of total revenue for 2014, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that have caused net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect continued growth in other operating revenue through offering new products and services and by further development of our presence in markets outside of the state of Oklahoma. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer hedging and investment banking increased $9.0 million over the prior year. Revenue in 2013 was reduced $8.7 million from changes in the fair value of our trading securities inventory due to sharp increases in interest rates. The following discussion excludes inventory adjustment charges.

Securities trading revenue totaled $40.7 million for 2014, a decrease of $2.3 million or 5% compared to the prior year. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $37.8 million for 2014, a decrease of $4.2 million or 10% compared to 2013. The decrease was primarily due to a decrease in revenue from derivative contracts sold to our mortgage banking and energy customers, partially offset by revenue growth related to increased volumes of foreign exchange contracts. The Company received recoveries from the Lehman Brothers and MF Global bankruptcies of $2.2 million during 2014 and $2.4 million during 2013.

Revenue earned from retail brokerage transactions totaled $34.0 million for 2014, largely unchanged compared to the prior year. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions. The number of transactions typically increases with market volatility and decreases with market stability.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, grew to $21.9 million for 2014, an increase of $6.8 million or 45% over 2013 related to the timing and volume of completed transactions.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue totaled $123.7 million for 2014, a $6.9 million or 6% increase over 2013. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $63.7 million, up $3.2 million or 5% over 2013, due primarily to increased transaction volumes. The number of TransFund ATM locations totaled 2,080 at December 31, 2014 compared to 1,998 at December 31, 2013. Merchant services fees paid by customers for account management and electronic processing of card transactions totaled $41.2 million, an increase of $3.3 million or 9% over the prior year. The increase was primarily due to higher transaction processing volume throughout our geographical footprint. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $18.7 million, an increase of $460 thousand or 3% over 2013 on increased transaction volume.

Fiduciary and asset management revenue grew $19.6 million or 20% over 2013. The acquisitions of Topeka, Kansas-based GTRUST Financial Corporation in the first quarter of 2014 and Houston, Texas-based MBM Advisors in the second quarter of 2014 added $7.8 million in revenue in 2014 and $2.0 billion of fiduciary assets as of December 31, 2014. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another, or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $36.0 billion at December 31, 2014 and $30.1 billion at December 31, 2013.

In addition to trust fees and commissions where we served as a fiduciary, we also earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). The Bank is custodian and BOSC, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $10.1 million for 2014 compared to $8.2 million for 2013.

Deposit service charges and fees decreased $4.2 million or 4% compared to 2013. Overdraft fees totaled $44.7 million for 2014, a decrease of $4.9 million or 10% compared to last year. Commercial account service charge revenue totaled $38.7 million, an increase $1.5 million or 4% over the prior year. Service charges on deposit accounts with a standard monthly fee were $7.4 million, a decrease of $742 thousand or 9% compared to the prior year.

Mortgage banking revenue totaled $109.1 million for 2014, compared to $121.9 million for 2013. Mortgage production revenue totaled $61.1 million, a decrease of $18.5 million compared to 2013. While the volume of loans funded for sale and outstanding loan commitments increased, our product mix shifted toward lower margin products. In general, loans originated through retail channels have higher margins than loans originated through correspondent channels and refinanced loans have higher margins than loans to finance home purchases. Approximately 30% of loans originated in 2014 were refinances, down from 43% in 2013. In addition, approximately 44% of loans originated in 2014 were through correspondent channels, up from 31% in 2013. Mortgage loans funded for sale totaled $4.5 billion in 2014, an increase of $395 million or 10% over 2013. The unpaid principal balance of mortgage loans closed but not yet sold of $292 million at December 31, 2014 was $99 million or 52% higher than the prior year. Outstanding commitments to originate mortgage loans increased $262 million or 101% compared to December 31, 2013 to $521 million at December 31, 2014. The cumulative change in the valuation of mortgage loans held for sale and mortgage commitments, net of forward sales contacts was a $4.4 million gain for 2014, compared to a $15.8 million loss for 2013.

Mortgage servicing revenue was $48.0 million, an increase of $5.6 million or 13% over the prior year. The outstanding principal balance of mortgage loans serviced for others totaled $16.2 billion, a $2.4 billion increase over December 31, 2013.

Table 4 – Mortgage Banking Revenue
(In thousands)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net realized gains on mortgage loans sold	$56,696	$95,309	$115,879	$50,812	$54,178
Change in net unrealized gains (losses) on mortgage loans held for sale	5,357	(10,899)	4,720	6,606	(8,934)
Change in fair value of mortgage loan commitments	7,315	(10,077)	6,136	4,345	1,755
Change in fair value of forward sales contracts	(8,307)	5,212	2,382	(9,781)	2,440
Total mortgage production revenue	61,061	79,545	129,117	51,982	49,439
Servicing revenue	48,032	42,389	40,185	39,661	38,161
Total mortgage revenue	$109,093	$121,934	$169,302	$91,643	$87,600

Mortgage loans funded for sale	$4,476,625	$4,081,390	$3,708,350	$2,293,834	$2,501,860
Mortgage loan refinances to total funded	30%	43%	60%	53%	57%

	December 31,
	2014	2013	2012	2011	2010
Outstanding principal balance of mortgage loans serviced for others	$16,162,887	$13,718,942	$11,981,624	$11,300,986	$11,194,582
Outstanding mortgage loan commitments	520,829	258,873	356,634	189,770	138,870
Net gains on securities, derivatives and other assets

We recognized $1.5 million of net gains from sales of $2.7 billion of available for sale securities in 2014. We recognized $10.7 million of net gains from sales of $2.4 billion of available for sale securities in 2013. Securities were sold either because they had reached their expected maximum potential or to move into securities that will perform better in a rising rate environment.

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

Changes in the fair value of mortgage servicing rights are highly dependent on changes in primary mortgage rates, rates offered to borrowers, and assumptions about servicing revenues, servicing costs and discount rates. Changes in the fair value of residential mortgage-backed securities and interest rate derivative contracts are highly dependent on changes in secondary mortgage rates, or rates required by investors. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in the spread between the primary and secondary rates can cause significant earnings volatility. Additionally, the fair value of mortgage servicing rights are dependent on short-term interest rates that affect the value of custodial funds. Changes in the spread between short-term and long-term interest rates can also cause significant earnings volatility.

Table 5 following shows the relationship between changes in the fair value of mortgage servicing rights and the fair value of fair value option residential mortgage-backed securities and interest rate derivative contracts designated as an economic hedge.

Table 5 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Gain (loss) on mortgage hedge derivative contracts, net	$2,776	$(5,080)	$116	$2,974	$4,425
Gain (loss) on fair value option securities, net	10,003	(15,436)	7,793	24,413	7,331
Gain (loss) on economic hedge of mortgage servicing rights	12,779	(20,516)	7,909	27,387	11,756
Gain (loss) on change in fair value of mortgage servicing rights	(16,445)	22,720	(9,210)	(40,447)	(8,171)	[1]
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$(3,666)	$2,204	$(1,301)	$(13,060)	$3,585

Net interest revenue on fair value option securities[2]	$3,253	$3,290	$7,811	$17,650	$19,043

Average primary residential mortgage interest rate	4.17%	3.99%	3.66%	4.45%	4.69%
Average secondary residential mortgage interest rate	3.22%	3.05%	2.52%	3.71%	3.96%

[1]	Excludes $11.8 million day-one pretax gain on the purchase of mortgage servicing rights in the first quarter of 2010.

[2]	Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans. Secondary rates represent rates generally paid on 30 year residential mortgage-backed securities guaranteed by U.S. government agencies.

Net losses on other assets totaled $6.3 million for 2014. Losses on certain alternative investments in limited partnerships that invest in low-income housing projects, for which the investment return is primarily in the form of tax credits, were $9.9 million for 2014. In addition, the fair value of certain alternative investments held as a hedge of a deferred compensation liability were adjusted downward by $1.7 million and a $1.5 million charge was taken against a merchant-banking investment accounted for under the equity method. These losses were partially offset by a $6.6 million gain on underlying investments held by two consolidated private equity funds. These gains are largely attributed to non-controlling interests.

Fourth Quarter 2014 Other Operating Revenue

Other operating revenue was $150.0 million for the fourth quarter of 2014 compared to $147.0 million for the fourth quarter of 2013. Fees and commissions revenue increased $15.5 million. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased operating revenue $6.1 million for the fourth quarter of 2014 compared to adding $2.1 million to operating revenue for the fourth quarter of 2013. Net gains on sales of available for sale securities were $1.5 million less than the prior year. A $373 thousand other-than-temporary impairment charge was recognized in earnings in the fourth quarter of 2014. No other-than-temporary impairment charges were recognized in the fourth quarter of 2013.

Brokerage and trading revenue increased $2.1 million compared to the fourth quarter of 2013. Securities trading revenue totaled $9.3 million for the fourth quarter of 2014, an increase $1.3 million. Customer hedging revenue totaled $10.0 million, a decrease of $1.1 million compared to the prior year. The fourth quarter of 2014 included $562 thousand of recoveries from the Lehman bankruptcy and the fourth quarter of 2013 included $1.5 million from the Lehman and MF Global bankruptcies. Revenue earned from retail brokerage transactions was $5.8 million, a $1.3 million decrease compared to the fourth quarter of

2013. Investment banking revenue totaled $5.5 million, a $3.2 million increase over the fourth quarter of 2013 related to the timing and volume of completed transactions.

Transaction card revenue for the fourth quarter of 2014 increased $2.3 million or 8% over the fourth quarter of 2013, primarily due to a $1.2 million increase in revenue from processing transactions on behalf of members of the TransFund EFT network and a $1.0 million increase in merchant services fees. Revenues from the processing of transactions on behalf of the members of our TransFund EFT network totaled $16.3 million, merchant services fees totaled $10.4 million and revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.8 million.

Fiduciary and asset management revenue increased $5.6 million over the fourth quarter of 2013 to $30.6 million primarily due to a $2.8 million increase related to the acquisitions of GTRUST Financial Corporation and MBM Advisors during 2014. The remaining growth was due to an increase in the fair value of assets managed. Waived administration fees on the Cavanal Hill money market funds totaled $2.8 million for the fourth quarter of 2014 compared to $2.2 million for the fourth quarter of 2013.

Deposit service charges and fees were $22.6 million for the fourth quarter of 2014 compared to $23.4 million for the fourth quarter of 2013. Overdraft fees decreased $1.4 million to $10.8 million. Commercial account service charge revenue totaled $9.9 million, an increase of $629 thousand over the prior year. Service charges on deposit accounts with a standard monthly fee were $1.9 million, a decrease of $141 thousand compared to the fourth quarter of 2013.

Mortgage banking revenue was $30.1 million for the fourth quarter of 2014 compared to $21.9 million for the fourth quarter of 2013. Average primary mortgage interest rates were approximately 40 basis points lower in the fourth quarter of 2014 compared with the fourth quarter of 2013 which increased both loan production volume and refinancing activity. Mortgage loans funded for sale totaled $1.3 billion in the fourth quarter of 2014 compared to $849 million in the fourth quarter of 2013. Mortgage loan refinances represented 37% of total loans funded during the fourth quarter of 2014, compared to 29% in the fourth quarter of 2013. Loans originated by our correspondent channel increased to 44% of total loans funded during the fourth quarter of 2014 from 39% of total loans funded in the fourth quarter of 2013. Outstanding mortgage loan commitments increased $262 million and the unpaid principal balance of mortgage loans held for sale increased $104 million.

For the fourth quarter of 2014, changes in the fair value of mortgage servicing rights decreased operating revenue by $10.8 million, partially offset by a net gain of $4.8 million on fair value option securities and derivative contracts held as an economic hedge. For the fourth quarter of 2013, changes in the fair value of mortgage servicing rights increased operating revenue by $6.1 million, partially offset by a $3.9 million net loss on fair value option securities and derivative contracts held as an economic hedge.

2013 Other Operating Revenue

Other operating revenue totaled $614.5 million for 2013, compared to $653.7 million for 2012. Fees and commissions revenue deceased $25.0 million. The change in the fair value of mortgage servicing rights, net of economic hedges, increased operating revenue in 2013 by $2.2 million and decreased operating revenue $1.3 million in 2012. Net gains on sales of available for sale securities were $10.7 million for 2013 compared to $33.8 million for 2012. Other-than-temporary impairment charges recognized in earnings were $5.0 million less than charges recognized in 2012.

Brokerage and trading revenue for 2013 was largely unchanged compared to 2012. Excluding the $8.7 million impact of the fair value adjustment to our trading securities inventory due to a sharp increase in interest rates during 2013, securities trading revenue decreased $1.2 million. Customer hedging revenue increased $3.8 million. Customer hedging revenue for 2012 included a $3.4 million recovery from the Lehman Brothers bankruptcy and 2011 included $4.4 million of credit losses. Retail brokerage revenue increased $4.3 million and investment banking revenue increased $299 thousand. Transaction card revenue grew by $8.8 million over 2012 primarily due to TransFund network transaction volume growth and higher merchant services transaction volumes. Fiduciary and asset management fees increased $16.0 million due to a full year of results from the acquisition of The Milestone Group in the third quarter of 2012 and growth in the fair value of fiduciary assets. Deposit service charges and fees decreased $3.8 million primarily due to lower overdraft fees partially offset by increased commercial account service charges. Mortgage banking revenue decreased $47.4 million compared to 2012 primarily due to an overall narrowing of gain on sale margins and a shift in product mix towards loans with lower margins.

Gain (loss) on other assets, net included a $1.4 million impairment charge in 2013 based on the expectation that the Company will be required to divest some or all of its interests in private equity funds due to the Volcker Rule. An indirect wholly-owned subsidiary of the Company is general partner of two private equity funds and other subsidiaries of the Company hold investments in unrelated private equity funds.

Other Operating Expense

Other operating expense for 2014 totaled $847.5 million, a $6.9 million or 1% increase over the prior year. The Company's investment in risk management and regulatory compliance resulted in a $16.7 million increase, primarily in personnel, professional fees and services and data processing and communications expense for the year. Capital expenditures totaled $5.7 million, which will result in increased depreciation expense generally over the next five years. The Company expects an additional $8 to $10 million of costs during 2015 related to enhancement of our risk management and regulatory compliance systems. During the fourth quarter of 2014, the Company announced the discontinuation of the grocery store branch model, resulting in 28 in-store branch closures during the first quarter of 2015. The decision comes as consumer trends lean more towards use of digital banking for everyday transactions and banking center visits for in-person advice or consultation. Approximately $4.9 million was expensed in the fourth quarter related to the announced closures, primarily related to facilities and employee costs.

Personnel expenses decreased $28.3 million or 6% compared to the prior year primarily due to the adjustment of amounts payable under the 2011 True-Up Plan. This adjustment was partially offset by the addition of wealth management, risk and compliance personnel during the year. Non-personnel expenses increased $35.2 million or 10% over the prior year due to increased professional fees and services and data processing and communications expense. Net occupancy and equipment costs also increased over the prior year and included $4.1 million of branch closure costs.

Table 6 – Other Operating Expense
(In thousands)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Regular compensation	$298,420	$279,493	$262,736	$247,945	$238,690
Incentive compensation:
Cash-based compensation	111,748	110,871	116,718	97,222	91,219
Share-based compensation	10,875	8,189	9,668	9,995	8,338
Deferred compensation	(13,692)	32,083	27,502	10,563	4,426
Total incentive compensation	108,931	151,143	153,888	117,780	103,983
Employee benefits	69,580	74,589	74,409	64,261	59,191
Total personnel expense	476,931	505,225	491,033	429,986	401,864
Business promotion	26,649	22,598	23,338	20,549	17,726
Charitable contributions to BOKF Foundation	4,267	2,062	2,062	4,000	—
Professional fees and services	44,440	32,552	34,015	28,798	30,217
Net occupancy and equipment	77,232	69,773	66,726	64,611	63,969
Insurance	18,578	16,122	15,356	16,799	24,320
Data processing & communications	117,049	106,075	98,904	97,976	87,752
Printing, postage and supplies	13,518	13,885	14,228	14,085	13,665
Net losses & operating expenses of repossessed assets	6,019	5,160	20,528	23,715	34,483
Amortization of intangible assets	3,965	3,428	2,927	3,583	5,336
Mortgage banking costs	29,881	31,088	44,334	37,621	43,172
Other expense	28,993	32,652	26,912	37,575	31,477
Total other operating expense	$847,522	$840,620	$840,363	$779,298	$753,981

Average number of employees (full-time equivalent)	4,679	4,683	4,614	4,474	4,394

Personnel expense

Regular compensation expense, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $18.9 million or 7% over 2013. Although the average number of employees was largely unchanged compared to the prior year, recent additions have been higher-costing wealth management, compliance and risk management positions. Growth in these positions was partially offset by a decrease in the average number of employees in consumer banking. Standard annual merit increases in regular compensation, which averaged 2.5%, were effective for the majority of our staff March 1. In addition, $800 thousand was expensed in 2014 related to branch closure costs.

Incentive compensation decreased $42.2 million compared to 2013. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation was largely unchanged compared to 2013.

Shared-based compensation expense represents expense for equity awards based on the grant-date fair value and is largely unaffected by subsequent changes in fair value. Share-based compensation expense for equity awards increased $2.7 million or 33% over 2013. Non-vested shares awarded prior to 2013 generally cliff vest in 5 years. Non-vested shares awarded since January 1, 2013 generally cliff vest in 3 years and are subject to a two year holding period after vesting.

Deferred compensation expense for 2014 included a $12.6 million net reduction in the accrual for amounts payable to certain executive officers of the Company under the 2011 True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan was designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. The peer group of banks was based on asset size and included an equal number of publicly-traded SEC registered bank holding companies with the Company being the median bank. Based on the annual Form 10-K and proxy statements filed by our peer banks in the first quarter of 2014, the composition of the peer group and the compensation levels of comparable senior executives used in determining the amounts payable both changed. These changes reduced the required accrual for the 2011 True-Up Plan to $56 million, which was paid in 2014. Expense accrual for the 2011 True-Up Plan in 2013 was $28.4 million.

Deferred compensation expense also included amounts indexed to investment performance. Certain executive officers were permitted to defer recognition of taxable income from their share-based compensation. Deferred compensation expense included a $996 thousand reduction in the accrual in 2014. Deferred compensation expense accrued in 2013 was $3.6 million. Substantially all of this deferred compensation was distributed in 2014.

Employee benefit expense decreased $5.0 million or 7% compared to 2013. Employee medical costs totaled $21.5 million, a $4.8 million or 18% decrease compared to the prior year. The Company self-insures a portion of its employee health care coverage and these costs may be volatile. Payroll tax expense increased $915 thousand over 2013 to $27.5 million. Employee retirement plan costs totaled $18.6 million, up $427 thousand and pension expense was $664 thousand, down $1.4 million compared to the prior year.

Non-personnel operating expenses

Non-personnel expenses increased $35.2 million or 10% over the prior year. Professional fees and services expense increased $11.9 million or 37% over the prior year primarily due to increased risk management and regulatory compliance costs. Data processing and communications expense increased $11.0 million or 10% primarily related to increased transaction activity costs. Net occupancy and equipment expense increased $7.5 million or 11%, including $4.1 million of branch closure costs. All other non-personnel operating expenses were up $4.9 million, net.

Fourth Quarter 2014 Operating Expenses

Other operating expense for the fourth quarter of 2014 totaled $225.9 million, a $10.5 million increase over the fourth quarter of 2013.

Personnel expense was largely unchanged compared to the fourth quarter of 2013. Regular compensation expense increased $6.3 million over the fourth quarter of 2013 as we continue to invest in higher-costing positions and the fourth quarter of 2014 included $800 thousand of branch closure costs. Incentive compensation decreased $3.6 million compared to the fourth quarter of 2013. The fourth quarter of 2013 included a $4.5 million accrual related to the 2011 True-Up Plan. Employee benefit expense decreased $2.7 million compared to the fourth quarter of 2013 primarily due to a decrease in employee medical insurance claim expense.

Non-personnel expenses increased $10.4 million compared to the fourth quarter of 2013 including $4.1 million of branch closure costs accrued in the fourth quarter of 2014. The Company made a $1.8 million contribution of developed commercial real estate to the BOKF Foundation during the fourth quarter of 2014. This contribution also resulted in an $822 thousand reduction in income tax expense. Mortgage banking costs were up due to increased prepayments of loans serviced for others and accruals for loan servicing costs and increased data processing and communication expense due to transaction growth. These increases were partially offset by decreased net losses and operating expenses of repossessed assets.

2013 Operating Expenses

Other operating expense totaled $840.6 million for 2013, largely unchanged compared to 2012.

Personnel expense increased $14.2 million. Regular compensation expense totaled $279.5 million, up $16.8 million primarily due to the investment in higher-costing wealth management, compliance and risk management positions. Incentive compensation expense decreased $2.7 million. Cash-based incentive compensation decreased $5.8 million. Share-based compensation expense decreased $1.5 million and deferred compensation expense increased $4.6 million, primarily due to accruals for the 2011 True-Up Plan. Employee benefit expense was largely unchanged compared to 2012.

Non-personnel expense for 2013 was $13.9 million lower than 2012. Net losses and operating expenses of repossessed assets decreased $15.4 million compared to the prior year. Mortgage banking costs decreased $13.2 million primarily due to lower provisions for potential losses related to repurchases of loans sold to U.S. government agencies that no longer qualify for sale accounting. Data processing and communications expense increased $7.2 million primarily related to increased transaction activity costs. All other non-personnel operating expenses were up $7.5 million.
Income Taxes

Income tax expense was $134.9 million or 31% of book taxable income for 2014, $157.3 million or 33% of book taxable income for 2013 and $188.7 million or 35% of book taxable income for 2012. Income tax expense decreased in 2014 and 2013 due to lower pre-tax book income and higher tax-exempt revenue and tax credits. Tax expense currently payable totaled $95 million in 2014, $140 million in 2013 and $179 million in 2012.

The statute of limitations expired on an uncertain tax position and the Company adjusted its current income tax liability to amounts on filed tax returns for 2013 in 2014, 2012 in 2013 and 2011 in 2012. Excluding these adjustments income tax expense would have been $137 million or 32% for 2014, $159 million or 33% of book taxable income for 2013 and $190 million or 35% of book taxable income for 2012.

Net deferred tax liabilities totaled $7.2 million at December 31, 2014 and net deferred tax assets totaled $96 million at December 31, 2013. The change from a net deferred tax asset to a net deferred tax liability was primarily due to the tax effect of unrealized gains on available for sale securities. We have evaluated the recoverability of our deferred tax assets based on taxes previously paid in net loss carry-back periods and other factors and determined that no valuation allowance was required in 2014 and 2013.

The allowance for uncertain tax positions totaled $13 million at December 31, 2014 and $12 million at December 31, 2013. BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.

Income tax expense was $28.2 million or 30% of book taxable income for the fourth quarter of 2014 compared to $35.3 million or 32% of book taxable income for the fourth quarter of 2013.

Table 7 – Selected Quarterly Financial Data
(In thousands, except per share data)

	2014
	First	Second	Third	Fourth
Interest revenue	$179,120	$182,631	$183,868	$186,620
Interest expense	16,478	16,534	17,077	16,956
Net interest revenue	162,642	166,097	166,791	169,664
Provision for credit losses	—	—	—	—
Net interest revenue after provision for credit losses	162,642	166,097	166,791	169,664

Fees and commissions revenue	140,863	164,054	158,547	157,855
Gain (loss) on financial instruments and other assets, net	604	4,959	(780)	3,375
Change in fair value of mortgage servicing rights	(4,461)	(6,444)	5,281	(10,821)
Other-than-temporary impairment losses	—	—	—	(373)
Other operating revenue	137,006	162,569	163,048	150,036

Personnel expense	104,433	123,714	123,043	125,741
Net losses (gains) and operating expenses of repossessed assets	1,432	1,118	4,966	(1,497)
Other non-personnel expense	79,239	89,875	93,825	101,633
Total other operating expense	185,104	214,707	221,834	225,877

Net income before taxes	114,544	113,959	108,005	93,823
Federal and state income taxes	37,501	37,230	31,879	28,242
Net income	77,043	76,729	76,126	65,581
Net income attributable to non-controlling interests	453	834	494	1,263
Net income attributable to shareholders of BOK Financial Corp. shareholders	$76,590	$75,895	$75,632	$64,318

Earnings per share:
Basic	$1.11	$1.10	$1.09	$0.93
Diluted	$1.11	$1.10	$1.09	$0.93

Average shares:
Basic	68,274	68,360	68,456	68,482
Diluted	68,436	68,511	68,610	68,616

Table 7 – Selected Quarterly Financial Data (continued)
(In thousands, except per share data)

	2013
	First	Second	Third	Fourth
Interest revenue	$190,046	$186,777	$185,428	$183,120
Interest expense	18,594	17,885	17,539	16,876
Net interest revenue	171,452	168,892	167,889	166,244
Provision for credit losses	(8,000)	—	(8,500)	(11,400)
Net interest revenue after provision for credit losses	179,452	168,892	176,389	177,644

Fees and commissions revenue	157,064	159,173	145,235	142,372
Gain (loss) on financial instruments and other assets, net	1,210	(9,596)	52	(1,450)
Change in fair value of mortgage servicing rights	2,658	14,315	(346)	6,093
Other-than-temporary impairment losses	(247)	(552)	(1,509)	—
Other operating revenue	160,685	163,340	143,432	147,015

Personnel expense	125,654	128,110	125,799	125,662
Net losses and operating expenses of repossessed assets	1,246	282	2,014	1,618
Other non-personnel expense	77,082	82,529	82,485	88,139
Total other operating expense	203,982	210,921	210,298	215,419

Net income before taxes	136,155	121,311	109,523	109,240
Federal and state income taxes	47,096	41,423	33,461	35,318
Net income	$89,059	$79,888	$76,062	$73,922
Net income (loss) attributable to non-controlling interests	1,095	(43)	324	946
Net income attributable to shareholders of BOK Financial Corp. shareholders	$87,964	$79,931	75,738	72,976

Earnings per share:
Basic	$1.28	$1.16	$1.10	$1.06
Diluted	$1.28	$1.16	$1.10	$1.06

Average shares:
Basic	67,815	67,994	68,049	68,095
Diluted	68,040	68,212	68,273	68,294

Lines of Business

We operate three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer risk management products for small businesses, middle market and larger commercial customers. Commercial banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposits services to small business served through our consumer branch network and all mortgage banking activities. Wealth Management provides fiduciary services, private bank services and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

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

We allocate resources and evaluate the performance of our lines of business using the net direct contribution which includes the allocation of funds, actual net credit losses and capital costs. In addition, we measure the performance of our business lines after allocations of certain direct expenses and taxes based on statutory rates. Corporate expense allocations were updated in 2014 and the prior periods have been revised on a comparable basis.

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

As shown in Table 8 following, net income attributable to our lines of business decreased $6.9 million or 3% compared to the prior year. The decrease in net income attributed to our lines of business was due primarily to an $18.2 million increase in personnel expense and a $17.2 million increase in non-personnel expense due to transaction growth and increased risk management and regulatory compliance costs. These increased costs were partially offset by a $17.3 million increase in net interest revenue primarily related to commercial loan growth, a $4.3 million decrease in net loans charged off, and an $18.7 million increase in fees and commission revenue. The decrease in net income provided by Funds Management was largely due to a negative provision being recorded in the prior year, lower net interest revenue on our securities portfolio partially offset by a net decrease in our allowance for loan losses and lower net interest revenue as the average balance of the securities portfolio was allowed to decrease to reposition the balance sheet in anticipation of rising interest rates. Funds Management and other also included $4.9 million that was accrued during 2014 related to the closure of 29 in-store branches during the first quarter of 2015. This accrual will be reversed and actual costs related to these closures will be attributed to the Consumer Banking segment in 2015.

Table 8 – Net Income by Line of Business
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Commercial Banking	$166,081	$149,561	$136,439
Consumer Banking	36,885	64,585	79,014
Wealth Management	21,441	17,130	22,104
Subtotal	224,407	231,276	237,557
Funds Management and other	68,028	85,333	113,634
Total	$292,435	$316,609	$351,191

Commercial Banking

Commercial Banking contributed $166.1 million to consolidated net income in 2014, up $16.5 million or 11% over the prior year. Net interest revenue grew by $25.4 million as the balance of average commercial loans increased $1.1 billion or 11%. Net loans charged off were down $3.1 million compared to 2013. Fees and commission revenue increased $11.6 million or 7% over the prior year primarily due to growth in transaction card revenues. Other operating expense increased $11.4 million or 6% compared to 2013. Personnel expenses increased $4.4 million, non-personnel expenses increased $6.1 million or 8% and corporate expense allocations decreased $3.5 million.

Table 9 – Commercial Banking
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net interest revenue from external sources	$381,687	$363,961	$366,243
Net interest expense from internal sources	(43,934)	(51,587)	(58,835)
Total net interest revenue	337,753	312,374	307,408
Net loans charged off (recovered)	(7,447)	(4,372)	9,463
Net interest revenue after net loans charged off	345,200	316,746	297,945

Fees and commissions revenue	171,332	159,715	147,009
Gain (loss) on financial instruments and other assets, net	(1,628)	3,491	15,076
Other operating revenue	169,704	163,206	162,085

Personnel expense	108,821	104,441	100,257
Net losses and operating expenses of repossessed assets	6,544	5,618	15,898
Other non-personnel expense	86,383	80,247	76,241
Other operating expense	201,748	190,306	192,396

Net direct contribution	313,156	289,646	267,634
Corporate allocations	41,338	44,865	44,330
Net income before taxes	271,818	244,781	223,304
Federal and state income taxes	105,737	95,220	86,865

Net income	$166,081	$149,561	$136,439

Average assets	$11,384,508	$10,386,235	$9,844,145
Average loans	10,712,559	9,657,793	9,069,198
Average deposits	8,887,809	8,365,466	7,783,660
Average invested capital	946,383	906,717	882,036
Return on average assets	1.46%	1.44%	1.39%
Return on invested capital	17.58%	16.49%	15.47%
Efficiency ratio	39.57%	40.24%	42.26%
Net charge-offs (recoveries) to average loans	(0.07)%	(0.05)%	0.10%

Net interest revenue increased $25.4 million or 8% over 2013. Growth in net interest revenue was due to a $1.1 billion increase in average loan balances and a $522 million increase in average deposit balances, partially offset by decreased loan yields.

Fees and commissions revenue increased $11.6 million or 7% over 2013. Transaction card revenue generated by the TransFund EFT network increased $7.0 million or 7% due to increased customer transaction volume. Brokerage and trading revenue was up $2.0 million or 21%. The growth in loan syndication revenue was partially offset by lower customer hedging revenue. Commercial deposit service charges and fees increased $1.3 million or 4% over the prior year primarily related to a decrease in the average earnings credit to better align with market interest rates. The average earnings credit is a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances.

Operating expenses increased $11.4 million or 6% over 2013. Personnel costs increased $4.4 million or 4% primarily due to standard annual merit increases and increased incentive compensation. Net losses and operating expenses on repossessed assets increased $926 thousand compared to the prior year. Other non-personnel expenses increased $6.1 million primarily due to higher data processing expenses related to increased transaction card activity. Corporate expense allocations decreased $3.5 million compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking increased $1.1 billion to $10.7 billion for 2014. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment. Commercial Banking experienced a net recovery of $7.4 million for 2014 and a net recovery of $4.4 million or 0.05% of average loans attributed to this line of business for 2013.

Average deposits attributed to Commercial Banking were $8.9 billion for 2014, an increase of $522 million or 6% over 2013, led by growth in average demand deposits. Interest-bearing transaction account and time deposit balances also grew over the prior year. Average balances attributed to our commercial & industrial loan customers increased $557 million or 18%. Average balance attributed to our healthcare customer grew by $58 million or 12% over the prior year. Small business banking customer average balances increased $56 million or 5%. Average balances attributed to our healthcare customers grew by $58 million or 12% over the prior year. Average balances attributed to our energy customers decreased $94 million or 6%. Average balances held by treasury services customers decreased $43 million or 3% compared to the prior year. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Consumer Banking

Consumer banking services are provided through four primary distribution channels:  traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer banking also conducts mortgage banking activities through offices located outside of our consumer banking markets, through correspondent loan originators and through HomeDirect Mortgage, an online origination channel.

Consumer banking contributed $36.9 million to consolidated net income for 2014, compared to $64.6 million in the prior year, primarily due to a decrease in mortgage banking revenue. Fees and commission revenue decreased primarily due to mortgage banking revenue and deposit service fee charges. Net interest revenue was lower and operating expenses and corporate expense allocations increased. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue attributed to Consumer Banking by $3.7 million in 2014 and increased other operating revenue by $2.2 million in 2013.

Table 10 – Consumer Banking
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net interest revenue from external sources	$95,910	$100,153	$102,321
Net interest revenue from internal sources	32,170	34,850	36,700
Total net interest revenue	128,080	135,003	139,021
Net loans charged off	5,405	5,532	10,588
Net interest revenue after net loans charged off	122,675	129,471	128,433

Fees and commissions revenue	196,641	217,269	267,218
Gain (loss) on financial instruments and other assets, net	20,619	(14,653)	13,715
Change in fair value of mortgage servicing rights	(16,445)	22,720	(9,210)
Other operating revenue	200,815	225,336	271,723

Personnel expense	96,957	94,451	95,477
Net losses (gains) and operating expenses of repossessed assets	(164)	(815)	1,404
Other non-personnel expense	99,289	95,463	109,717
Total other operating expense	196,082	189,099	206,598

Net direct contribution	127,408	165,708	193,558
Corporate allocations	67,040	60,005	64,239
Net income before taxes	60,368	105,703	129,319
Federal and state income taxes	23,483	41,118	50,305

Net income	$36,885	$64,585	$79,014

Average assets	$6,555,642	$6,487,255	$6,498,193
Average loans	2,368,686	2,372,253	2,407,676
Average deposits	6,520,835	6,432,498	6,367,416
Average invested capital	277,404	293,736	289,665
Return on average assets	0.56%	1.00%	1.22%
Return on invested capital	13.30%	21.99%	27.28%
Efficiency ratio	56.58%	51.30%	49.60%
Net charge-offs to average loans	0.23%	0.23%	0.44%
Residential mortgage loans funded for sale	$4,476,625	$4,081,390	$3,708,350

	December 31,
	2014	2013	2012
Banking locations	182	206	217
Residential mortgage loans servicing portfolio[1]	$17,308,212	$14,818,016	$13,091,482

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from consumer banking activities decreased $6.9 million compared to 2013 primarily due to a $6.1 million decrease in revenue related to a deposit advance product that was phased out during the second quarter of 2014. Average loan balances were largely unchanged compared to the prior year, with growth in permanent residential mortgage loans, partially offset by a decrease in other consumer loans. Net loans charged off by the Consumer Banking unit decreased $127 thousand compared to 2013 to $5.4 million or 0.0023 of average loans. Net consumer banking charge-offs include overdrawn deposit accounts and other consumer loans.

Fees and commissions revenue decreased $20.6 million or 9% compared to the prior year. Mortgage banking revenue was down $13.1 million or 11% compared to the prior year. Growth in residential mortgage loan origination volume was offset by changes in the product mix toward more correspondent originations and fewer refinanced loans. Deposit service charges and fees decreased $5.3 million or 9% compared to the prior year primarily due to lower overdraft fees.

Operating expenses increased $7.0 million or 4% over 2013. Personnel expenses were up $2.5 million or 3% primarily due to increased incentive compensation expense and standard annual merit increases, partially offset by staffing reductions. Net losses and operating expenses of repossessed assets were up $651 thousand compared to the prior year. Other non-personnel expense increased $3.8 million or 4%. Professional fees and services expense was up $3.8 million primarily related to higher mortgage compliance costs. Data processing and communications expense increased $2.0 million primarily related to increased transaction activity. Business promotion expense was down $1.4 million and mortgage banking costs decreased $1.2 million compared to the prior year. Corporate expense allocations increased $7.0 million compared to the prior year.

Average consumer deposit balances increased $88 million or 1% over the prior year. Average demand deposit balances increased $127 million or 10% and average interest-bearing transaction accounts increased $110 million or 4%. Average savings account balances were up $31 million or 11%. Higher costing time deposit balances decreased $180 million or 10%.

Our Consumer Banking division originates, markets and services conventional and government-sponsored residential mortgage loans for all of our geographical markets. We funded $4.6 billion of residential mortgage loans in 2014 compared to $4.3 billion in 2013. Mortgage loan fundings included $4.5 billion of mortgage loans funded for sale in the secondary market and $121 million funded for retention within the consolidated group. Approximately 15% of our mortgage loans funded were in the Oklahoma market and 13% in the Texas market. In addition, 43% of our mortgage loan fundings came from correspondent lenders and 9% of our mortgage loan fundings were from our DirectMortgage online sales channel.

At December 31, 2014, the Consumer Banking division serviced $16.2 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group. Approximately 86% of the mortgage loans serviced by the Consumer Banking division were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $75 million or 0.46% of loans serviced for others at December 31, 2014 compared to $80 million or 0.58% of loans serviced for others at December 31, 2013. Mortgage servicing revenue, including revenue on loans serviced for the consolidated group, increased $4.9 million or 11% over the prior year to $49.8 million.

Wealth Management

Wealth Management contributed $21.4 million to consolidated net income in 2014, an increase of $4.3 million or 25% over the prior year. Revenue in 2013 was reduced $8.7 million ($5.3 million after tax) from changes in the fair value of our trading securities inventory due to sharp increases in interest rates. The following discussion excludes these inventory adjustment charges.

Net interest revenue decreased $1.1 million or 2% primarily due to decreased loan yields. Fees and commissions revenue increased $27.7 million or 13% over the prior year. Other operating expense increased $18.9 million or 10%. Increased fees and commission revenue and operating expense was primarily due to the acquisition of GTRUST Financial Corporation and MBM Advisors during 2014.

Table 11 – Wealth Management
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net interest revenue from external sources	$23,826	$25,478	$27,647
Net interest revenue from internal sources	20,578	20,061	21,456
Total net interest revenue	44,404	45,539	49,103
Net loans charged off	213	1,275	2,284
Net interest revenue after net loans charged off	44,191	44,264	46,819

Fees and commissions revenue	240,621	212,878	199,406
Loss on financial instruments and other assets, net	(1,576)	(1,223)	(2,100)
Other operating revenue	239,045	211,655	197,306

Personnel expense	171,563	160,211	146,066
Net losses and operating expenses of repossessed assets	329	—	54
Other non-personnel expense	44,878	37,679	31,303
Other operating expense	216,770	197,890	177,423

Net direct contribution	66,466	58,029	66,702
Corporate allocations	31,375	29,993	30,525
Net income before taxes	35,091	28,036	36,177
Federal and state income tax	13,650	10,906	14,073

Net income	$21,441	$17,130	$22,104

Average assets	$4,518,511	$4,556,132	$4,357,641
Average loans	985,726	932,229	927,277
Average deposits	4,391,434	4,385,553	4,281,423
Average invested capital	193,784	203,914	184,707
Return on average assets	0.52%	0.40%	0.52%
Return on invested capital	12.07%	9.00%	12.26%
Efficiency ratio	75.90%	76.37%	71.19%
Net charge-offs to average loans	0.02%	0.14%	0.25%

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

A summary of assets under management or in custody follows in Table 12.

Table 12 – Assets Under Management or In Custody
(Dollars in thousands)

	December 31,
	2014	2013	2012
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$14,644,494	$12,752,460	$10,981,353
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	3,324,667	1,728,426	1,659,822
Non-managed fiduciary assets in custody	18,028,716	15,656,206	13,187,863
Total fiduciary assets	35,997,877	30,137,092	25,829,038
Assets held in safekeeping	22,952,394	22,087,207	20,994,011
Brokerage accounts under BOKF administration	5,653,095	4,882,930	4,402,992
Assets under management or in custody	$64,603,366	$57,107,229	$51,226,041

Net interest revenue decreased $1.1 million or 2% compared to the prior year. Growth in average assets was largely due to funds sold to the Funds Management unit. Average deposit balances were largely unchanged compared to the prior year. Non-interest-bearing demand deposits increased $48 million, offset by a $46 million decrease in interest-bearing transaction balances. Average loan balances were up $53 million or 6%. The benefit of this growth was partially offset by lower yields.

Fees and commissions revenue increased $19.0 million or 9% over the prior year. Fiduciary and asset management revenue increased $19.5 million or 20%. The acquisitions of Topeka, Kansas-based GTRUST Financial Corporation in the first quarter of 2014 and Houston, Texas-based MBM Advisors in the second quarter of 2014 added $7.8 million in revenue in 2014 and $2.0 billion of fiduciary assets as of December 31, 2014. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Brokerage and trading revenue decreased $1.1 million or 1% compared to the prior year. Investment banking fees grew $3.5 million or 25% over the prior year, offset by a decrease in securities trading revenue.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In 2014, the Wealth Management division participated in 422 underwritings that totaled $8.6 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $2.5 billion of these underwritings. In 2013, the Wealth Management division participated in 456 underwritings that totaled approximately $6.8 billion. Our interest in these underwritings totaled approximately $2.8 billion. The Wealth Management division also participated in 18 corporate debt underwritings during 2014 that totaled $13.0 billion. Our interest in these underwritings was $352 million.

Operating expenses increased $18.9 million or 10% over the prior year. Personnel expenses increased $11.4 million or 7% due to expansion of the Wealth Management division during the year, including $4.4 million related to the GTRUST Financial and MBM Advisors acquisitions. Regular compensation costs increased $6.5 million primarily due to increased headcount and annual merit increases. Incentive compensation increased $3.4 million over the prior year. Non-personnel expenses increased $7.2 million or 19%, including $3.3 million to the GTRUST Financial and MBM Advisors acquisitions. Approximately $806 thousand of this increase related to amortization of acquired intangible assets. Corporate expense allocations were up $1.4 million or 5% due primarily to expansion of the Wealth Management business line and increased customer transaction activity.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of December 31, 2014, December 31, 2013 and December 31, 2012.

Table 13 – Securities
(In thousands)

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading:
U.S. Government agency debentures	$85,154	$85,092	$34,043	$34,120	$16,602	$16,545
U.S. government agency residential mortgage-backed securities	30,930	31,199	20,888	21,011	85,914	86,361
Municipal and other tax-exempt securities	38,933	38,951	27,532	27,350	90,552	90,326
Other trading securities	33,496	33,458	9,142	9,135	20,883	20,870
Total trading securities	$188,513	$188,700	$91,605	$91,616	$213,951	$214,102

Investment:
Municipal and other tax-exempt securities	$405,090	$408,344	$440,187	439,870	$232,700	$235,940
U.S. government agency residential mortgage-backed securities[1]	35,750	37,463	50,182	51,864	82,767	85,943
Other debt securities	211,520	227,819	187,509	195,393	184,067	206,575
Total investment securities	$652,360	$673,626	$677,878	$687,127	$499,534	$528,458

Available for sale:
U.S. Treasury securities	$1,005	$1,005	$1,042	$1,042	$1,000	$1,002
Municipal and other tax-exempt securities	63,018	63,557	73,232	73,775	84,892	87,142
Residential mortgage-backed securities:
U.S. government agencies	6,549,304	6,646,884	7,720,189	7,716,010	9,650,650	9,889,821
Private issue	154,360	165,957	214,181	221,099	322,902	325,163
Total residential mortgage-backed securities	6,703,664	6,812,841	7,934,370	7,937,109	9,973,552	10,214,984
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,064,091	2,048,609	2,100,146	2,055,804	890,746	895,075
Other debt securities	9,438	9,212	35,061	35,241	35,680	36,389
Perpetual preferred stock	22,171	24,277	22,171	22,863	22,171	25,072
Equity securities and mutual funds	18,603	19,444	19,069	21,328	24,593	27,557
Total available for sale securities	$8,881,990	$8,978,945	$10,185,091	$10,147,162	$11,032,634	$11,287,221

Fair value option securities:
U.S. government agency residential mortgage-backed securities	$309,973	$311,597	$165,809	$157,431	$253,726	$257,040
Corporate debt securities	—	—	—	—	25,077	26,486
Other securities	—	—	9,485	9,694	723	770
Total fair value option securities	$309,973	$311,597	$175,294	$167,125	$279,526	$284,296

[1]
Includes net realized gain of $615 thousand at December 31, 2014, $1.8 million at December 31, 2013 and $5.0 million at December 31, 2012 remaining in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets related to securities transferred from the available for sale securities portfolio to the investment portfolio in 2011. See Note 2 to the Consolidated Financial Statements for additional discussion.

In addition to the above, restricted equity securities include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). Restricted equity securities are carried at cost as theses securities do not have a readily determined fair value because ownership of these shares are restricted and they lack a market. Federal Reserve Bank stock totaled $35 million at December 31, 2014, $34 million at December 31, 2013 and $34 million at December 31, 2012. Holdings of FHLB stock totaled $106 million at December 31, 2014, $51 million at December 31, 2013 and $31 million at December 31, 2012. Requirements to hold FHLB stock are directly related to borrowings from the FHLB.

At December 31, 2014, the carrying value of investment (held-to-maturity) securities was $652 million and the fair value was $674 million. Investment securities consist primarily of intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $112 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $8.9 billion at December 31, 2014, a decrease of $1.3 billion compared to December 31, 2013. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At December 31, 2014, residential mortgage-backed securities represented 76% of total available for sale securities. The decrease in amortized cost during the year was primarily due to U.S. government agency residential mortgage-backed securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined investment and available for sale securities portfolios at December 31, 2014 is 3.0 years. Management estimates the combined portfolios' duration extends to 3.5 years assuming an immediate 200 basis point upward shock. The estimated combined portfolios' duration contracts to 2.8 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At December 31, 2014, approximately $6.5 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $6.6 billion at December 31, 2014.

We also hold amortized cost of $154 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions. The amortized cost of these securities decreased $60 million from December 31, 2013, primarily due to cash received and the sale of $31 million during the year. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $166 million at December 31, 2014.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $89 million of Jumbo-A residential mortgage loans and $66 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Approximately 91% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 30% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $33 million at December 31, 2014, a decrease of $125 million from December 31, 2013. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. Other-than-temporary impairment charges of $373 thousand were recognized in earnings in 2014.

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
Bank-Owned Life Insurance

We have approximately $294 million of bank-owned life insurance at December 31, 2014. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $262 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At December 31, 2014, the fair value of investments held in separate accounts was approximately $279 million. As the underlying fair value of the investments held in a separate account at December 31, 2014 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $32 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $14.2 billion at December 31, 2014, growing $1.4 billion or 11% over December 31, 2013. Commercial loans have grown by $1.2 billion or 15% due largely to growth in energy, services and healthcare sector loans. Commercial real estate loans increased $313 million or 13%. Growth in loans secured by industrial facilities and multifamily residential property sector loans were partially offset by a decrease in construction and land development loans. Residential mortgage loans decreased $103 million compared to the prior year. The decreased balances in non-guaranteed permanent residential mortgage and home equity loans were partially offset by an increase in permanent residential mortgage loans guaranteed by U.S. government agencies. Consumer loans increased $53 million.

Table 14 – Loans
(In thousands)

	December 31,
	2014	2013	2012	2011	2010
Commercial:
Energy	$2,860,428	$2,351,760	$2,460,659	$2,005,041	$1,706,366
Services	2,518,229	2,282,210	2,164,186	1,761,538	1,574,680
Wholesale/retail	1,313,316	1,201,364	1,106,439	967,426	981,047
Manufacturing	532,594	391,751	348,484	336,733	319,353
Healthcare	1,454,969	1,274,246	1,081,406	978,160	843,826
Other commercial and industrial	416,134	441,890	480,738	506,172	516,124
Total commercial	9,095,670	7,943,221	7,641,912	6,555,070	5,941,396

Commercial real estate:
Residential construction and land development	143,591	206,258	253,093	342,054	451,720
Retail	666,889	586,047	522,786	509,402	420,038
Office	415,544	411,499	427,872	405,923	462,758
Multifamily	704,298	576,502	402,896	369,028	364,172
Industrial	428,817	243,877	245,994	278,186	178,032
Other commercial real estate	369,011	391,170	376,358	386,710	394,141
Total commercial real estate	2,728,150	2,415,353	2,228,999	2,291,303	2,270,861

Residential mortgage:
Permanent mortgage	969,951	1,062,744	1,123,965	1,157,133	1,206,297
Permanent mortgages guaranteed by U.S. government agencies	205,950	181,598	160,444	184,973	72,385
Home equity	773,611	807,684	760,631	632,421	556,593
Total residential mortgage	1,949,512	2,052,026	2,045,040	1,974,527	1,835,275

Consumer	434,705	381,664	395,505	448,843	595,504

Total	$14,208,037	$12,792,264	$12,311,456	$11,269,743	$10,643,036

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

Energy sector loans increased $509 million or 22% over December 31, 2013. Service sector loans increased $236 million or 10%. Healthcare sector loans increased $181 million or 14%, manufacturing sector loans increased $141 million or 36% and wholesale/retail sector loans increased $112 million or 9%.

Table 15 presents our commercial loan portfolio distributed primarily by collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location.

Table 15 – Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Other	Total
Energy	$601,021	$1,366,260	$52,307	$7,677	$376,019	$13,099	$69,501	$374,544	$2,860,428
Services	553,393	859,032	210,592	13,731	237,265	190,719	118,632	334,865	2,518,229
Wholesale/retail	379,497	495,929	38,049	63,666	66,808	45,309	69,242	154,816	1,313,316
Manufacturing	166,390	166,992	2,499	12,850	28,481	53,649	38,667	63,066	532,594
Healthcare	236,730	269,210	114,821	71,301	107,324	64,242	209,178	382,163	1,454,969
Other commercial and industrial	76,609	78,786	12,198	33,046	27,982	7,973	57,869	121,671	416,134
Total commercial loans	$2,013,640	$3,236,209	$430,466	$202,271	$843,879	$374,991	$563,089	$1,431,125	$9,095,670

The majority of our commercial portfolio is located within our geographic footprint. The Other category includes two primary locations, Louisiana and California, which represent $175 million or 1.9% of the commercial portfolio and $170 million or 1.9% of the commercial portfolio, respectively at December 31, 2014. All other states individually represent less than one percent of total commercial loans.
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

Energy loans totaled $2.9 billion or 20% of total loans at December 31, 2014. Unfunded energy loan commitments increased by $341 million to $2.9 billion at December 31, 2014. Approximately $2.5 billion or 86% of energy loans were to oil and gas producers, an increase of $435 million over December 31, 2013. Approximately 59% of the committed production loans are secured by properties primarily producing oil and 41% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers that provide services to the energy industry increased $111 million during 2014 to $222 million. Loans to borrowers in the midstream sector of the industry totaled $101 million at December 31, 2014. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales totaled $81 million at December 31, 2014, a decrease of $138 million from the prior year.

The services sector of the loan portfolio totaled $2.5 billion or 18% of total loans and consists of a large number of loans to a variety of businesses, including governmental, educational, utilities, not-for-profit and professional/technical services. Approximately $1.2 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At December 31, 2014, the outstanding principal balance of these loans totaled $3.2 billion. Approximately 80% of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 17% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes. The majority of commercial real estate loans are secured by properties within our geographic footprint, with the larger concentrations in Texas and Oklahoma, 34% and 16% at December 31, 2014. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $2.7 billion or 19% of the loan portfolio at December 31, 2014. The outstanding balance of commercial real estate loans increased $313 million over 2013. Growth in loans secured by industrial facilities, loans secured by multifamily residential properties and loans secured by retail facilities was partially offset by a decrease in construction and land development loans. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 21% over the past five years. The commercial real estate segment of our loan portfolio distributed by collateral location follows in Table 16.

Table 16 – Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Other	Total
Residential construction and land development	$27,770	$34,354	$19,191	$13,252	$42,842	$1,240	$4,196	$746	$143,591
Retail	84,737	208,607	75,435	5,362	68,591	57,466	6,927	159,764	666,889
Office	80,077	177,749	28,405	583	21,625	40,009	12,239	54,857	415,544
Multifamily	125,862	258,246	34,507	24,324	64,897	52,638	49,040	94,784	704,298
Industrial	44,827	165,322	36,157	553	6,427	17,693	43,732	114,106	428,817
Other commercial real estate	64,821	85,027	47,365	12,173	35,073	46,078	21,619	56,855	369,011
Total commercial real estate loans	$428,094	$929,305	$241,060	$56,247	$239,455	$215,124	$137,753	$481,112	$2,728,150

Residential construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $63 million or 30% during 2014 to $144 million at December 31, 2014 primarily due to net pay-downs. The Other category includes Georgia with $63 million or 2.3% of total commercial real estate loans, Mississippi with $45 million or 1.6% of total commercial real estate loans, Iowa with $43 million or 1.6% of total commercial real estate loans and Virginia with $42 million or 1.5% of total commercial real estate loans. All other locations included in Other individually represent less than 1.50% of the total commercial real estate loan population.
Residential Mortgage and Consumer

Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. Residential mortgage loans are secured by a first or second-mortgage on the customer’s primary residence. Consumer loans may be secured by automobiles, recreational and marine equipment or other collateral, or may be unsecured. Residential mortgage and consumer loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability.

Residential mortgage loans totaled $1.9 billion, a $103 million or 5% decrease compared to December 31, 2013. In general, we sell the majority of our fixed rate loan originations that conform to U.S. government agency standards in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 98% of our residential mortgage portfolio is located within our geographic footprint.

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

At December 31, 2014, $206 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that are eligible to be repurchased. We may repurchase these loans when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them in the Consolidated Balance Sheets. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $24 million or 13% over December 31, 2013.

Home equity loans totaled $774 million at December 31, 2014, a $34 million or 4% decrease compared to December 31, 2013. Most of the decrease was in first-lien, fully amortizing home equity. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at December 31, 2014 by lien position and amortizing status follows in Table 17.

Table 17 – Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$36,117	$497,225	$533,342
Junior lien	69,073	171,196	240,269
Total home equity	$105,190	$668,421	$773,611

The distribution of residential mortgage and consumer loans at December 31, 2014 is presented in Table 18. Residential mortgage loans are distributed by collateral location. Consumer loans are generally distributed by borrower location.

Table 18 – Residential Mortgage and Consumer Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$207,708	$379,078	$38,778	$17,779	$160,386	$88,299	$54,468	$23,455	$969,951
Permanent mortgages guaranteed by U.S. government agencies	68,949	24,336	67,063	6,228	11,656	3,373	14,969	9,376	205,950
Home equity	461,469	135,228	123,470	4,628	30,701	9,642	7,864	609	773,611
Total residential mortgage	$738,126	$538,642	$229,311	$28,635	$202,743	$101,314	$77,301	$33,440	$1,949,512

Consumer	$210,542	$153,675	$10,993	$908	$27,949	$12,880	$16,229	$1,529	$434,705

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 19 – Loans Managed by Primary Geographical Market
(In thousands)

	December 31,
	2014	2013	2012	2011	2010
Bank of Oklahoma:
Commercial	$3,142,689	$2,902,140	$3,089,686	$2,826,649	$2,693,232
Commercial real estate	603,610	602,010	580,694	607,030	703,041
Residential mortgage	1,467,096	1,524,212	1,488,486	1,411,560	1,227,184
Consumer	206,115	192,283	220,096	235,909	327,599
Total Bank of Oklahoma	5,419,510	5,220,645	5,378,962	5,081,148	4,951,056

Bank of Texas:
Commercial	3,549,128	3,052,274	2,726,925	2,249,888	1,943,666
Commercial real estate	1,027,817	816,574	771,796	830,642	701,993
Residential mortgage	235,948	260,544	275,408	268,053	300,916
Consumer	154,363	131,297	116,252	126,570	145,699
Total Bank of Texas	4,967,256	4,260,689	3,890,381	3,475,153	3,092,274

Bank of Albuquerque:
Commercial	383,439	342,336	265,830	258,668	284,394
Commercial real estate	296,358	308,829	326,135	303,500	308,605
Residential mortgage	127,999	133,900	130,337	104,695	94,010
Consumer	10,899	13,842	15,456	19,369	19,620
Total Bank of Albuquerque	818,695	798,907	737,758	686,232	706,629

Bank of Arkansas:
Commercial	95,510	81,556	62,049	76,199	83,297
Commercial real estate	88,301	78,264	90,821	136,170	118,662
Residential mortgage	7,261	7,922	13,046	15,772	15,614
Consumer	5,169	8,023	15,421	35,911	72,869
Total Bank of Arkansas	196,241	175,765	181,337	264,052	290,442

Colorado State Bank & Trust:
Commercial	977,961	735,626	776,610	544,020	436,094
Commercial real estate	194,553	190,355	173,327	156,013	196,728
Residential mortgage	57,119	62,821	59,363	64,627	75,266
Consumer	27,918	22,686	19,333	21,598	21,276
Total Colorado State Bank & Trust	1,257,551	1,011,488	1,028,633	786,258	729,364

Bank of Arizona:
Commercial	547,524	417,702	313,296	271,914	215,973
Commercial real estate	355,140	257,477	201,760	198,160	206,948
Residential mortgage	35,872	47,111	57,803	89,315	97,576
Consumer	12,883	7,887	4,686	5,633	5,604
Total Bank of Arizona	951,419	730,177	577,545	565,022	526,101

Bank of Kansas City:
Commercial	399,419	411,587	407,516	327,732	284,740
Commercial real estate	162,371	161,844	84,466	59,788	34,884
Residential mortgage	18,217	15,516	20,597	20,505	24,709
Consumer	17,358	5,646	4,261	3,853	2,837
Total Bank of Kansas City	597,365	594,593	516,840	411,878	347,170

Total BOK Financial loans	$14,208,037	$12,792,264	$12,311,456	$11,269,743	$10,643,036

Table 20 – Loan Maturity and Interest Rate Sensitivity at December 31, 2014
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$9,095,670	$701,989	$5,557,425	$2,836,256
Commercial real estate	2,728,150	170,797	1,757,370	799,983
Total	$11,823,820	$872,786	$7,314,795	$3,636,239
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$2,472,063	$18,188	$793,689	$1,660,186
Floating or adjustable interest rates	9,351,757	854,598	6,521,106	1,976,053
Total	$11,823,820	$872,786	$7,314,795	$3,636,239

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $8.3 billion and standby letters of credit which totaled $448 million at December 31, 2014. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $624 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at December 31, 2014.

Table 21 – Off-Balance Sheet Credit Commitments
(In thousands)

	December 31,
	2014	2013	2012	2011	2010
Loan commitments	$8,328,416	$7,096,373	$6,636,587	$5,193,545	$5,001,338
Standby letters of credit	447,599	444,248	466,477	534,565	588,091
Mortgage loans sold with recourse	179,822	191,299	226,922	289,021	330,963

As more fully described in Note 7 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At December 31, 2014, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $180 million, down from $191 million at December 31, 2013. Substantially all of these loans are to borrowers in our primary markets including $119 million to borrowers in Oklahoma, $18 million to borrowers in Arkansas and $13 million to borrowers in New Mexico. At December 31, 2014, approximately 4% of these loans are nonperforming and 5% were past due 30 to 89 days. A separate accrual for credit risk of $7.3 million is available to absorb losses on these loans.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 7 to the Consolidated Financial Statements. For the period from 2010 through 2014, approximately 18% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $3.2 million at December 31, 2014.

Customer Derivative Programs

We offer programs that permit our customers to hedge various risks, including fluctuations in energy, cattle and other agricultural product prices, interest rates and foreign exchange rates. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties or exchanges to minimize market risk to us from changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk and profit.

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

On October 31, 2011, MF Global filed for bankruptcy protection. After partial distributions from the bankruptcy trustee during 2011, the remaining amount due totaled $8.5 million at December 31, 2011. This amount was written down to $6.8 million in 2011 based on our evaluation of amounts we expected to recover at that time. We received full payment of the original amount through distributions from the bankruptcy trustee including $806 thousand received in 2014, $5.6 million received in 2013 and $2.0 million received in 2012.

Derivative contracts are carried at fair value. At December 31, 2014, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled totaled $433 million compared to $274 million at December 31, 2013. Derivative contracts carried as assets include foreign exchange contracts with fair values of $238 million, energy contracts with fair values of $93 million, to-be-announced residential mortgage-backed securities sold to our mortgage banking customers with fair values of $55 million, interest rate swaps primarily sold to loan customers with fair values of $35 million and equity option contracts with fair values of $11 million. Before consideration of cash margin paid to counterparties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $432 million.

At December 31, 2014, total derivative assets were reduced by $71 million of cash collateral received from counterparties and total derivative liabilities were reduced by $78 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2014 follows in Table 22.

Table 22 – Fair Value of Derivative Contracts
(In thousands)

Customers	$264,213
Banks and other financial institutions	79,334
Exchanges	17,607
Energy companies	720
Fair value of customer hedge asset derivative contracts, net	$361,874

The largest exposure to a single counterparty was to an exchange for energy derivative contracts which totaled $15 million at December 31, 2014.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $29.84 per barrel of oil would decrease the fair value of derivative assets by $6.4 million. An increase in prices equivalent to $83.18 per barrel of oil would increase the fair value of derivative assets by $12 million. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $19 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2014, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and accrual for off-balance sheet risk totaled $190 million or 1.34% of outstanding loans and 236% of nonaccruing loans at December 31, 2014. The allowance for loan losses was $189 million and the accrual for off-balance sheet credit risk was $1.2 million. At December 31, 2013, the combined allowance for credit losses was $187 million or 1.47% of outstanding loans and 185% of nonaccruing loans. The allowance for loan losses was $185 million and the accrual for off-balance sheet credit risk was $2.1 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge or credit to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments and after exhaustion of collection efforts. After evaluating all credit factors, the Company determined that no provision for credit losses was necessary for 2014. A $27.9 million negative provision for credit losses was recorded in 2013. Credit quality indicators, including historic loss rates, have improved to pre-recession levels. Improving charge-off trends resulted in lower estimated loss rates for many loan classes. Although we did not record a provision for credit losses during 2014 and recorded negative provisions for credit losses in 2013, management expects that a provision for credit losses will be necessary during 2015 based on the expectation of continued loan growth.

Table 23 – Summary of Loan Loss Experience
(In thousands)

Year Ended December 31,
2014	2013	2012	2011	2010
Allowance for loan losses:
Beginning balance	$185,396	$215,507	$253,481	$292,971	$292,095
Loans charged off:
Commercial	(3,569)	(6,335)	(9,341)	(14,836)	(27,640)
Commercial real estate	(2,047)	(5,845)	(11,642)	(15,973)	(59,962)
Residential mortgage	(4,448)	(5,753)	(10,047)	(14,107)	(20,056)
Consumer	(6,168)	(7,349)	(11,108)	(11,884)	(16,330)
Total	(16,232)	(25,282)	(42,138)	(56,800)	(123,988)
Recoveries of loans previously charged off:
Commercial	5,703	7,488	6,128	[1]	7,478	9,263
Commercial real estate	7,003	9,420	5,706	2,780	3,179
Residential mortgage	2,000	1,558	1,928	2,334	901
Consumer	4,328	4,778	5,056	5,758	6,265
Total	19,034	23,244	18,818	18,350	19,608
Net loans recovered (charged off )	2,802	(2,038)	(23,320)	(38,450)	(104,380)
Provision for loan losses	858	(28,073)	(14,654)	(1,040)	105,256
Ending balance	$189,056	$185,396	$215,507	$253,481	$292,971
Accrual for off-balance sheet credit risk:
Beginning balance	$2,088	$1,915	$9,261	$14,271	$14,388
Provision for off-balance sheet credit risk	(858)	173	(7,346)	(5,010)	(117)
Ending balance	$1,230	$2,088	$1,915	$9,261	$14,271
Total combined provision for credit losses	$—	$(27,900)	$(22,000)	$(6,050)	$105,139
Allowance for loan losses to loans outstanding at period end	1.33%	1.45%	1.75%	2.25%	2.75%
Net charge-offs to average loans	(0.02)%	0.02%	0.20%	0.35%	0.96%
Total provision for credit losses to average loans	—%	(0.23)%	(0.19)%	(0.06)%	0.96%
Recoveries to gross charge-offs	117.26%	91.94%	44.66%	[1]	32.31%	15.81%
Allowance for loan losses as a multiple of net charge-offs	(67.47	)x	90.97x	9.24	x	[1]	6.59	x	2.81	x
Accrual for off-balance sheet credit risk to off-balance sheet credit commitments	0.01%	0.03%	0.03%	0.14%	0.25%
Combined allowance for credit losses to loans outstanding at period-end	1.34%	1.47%	1.77%	2.33%	2.89%

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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreements. This includes all nonaccruing loans, all loans modified in trouble debt restructurings and all government guaranteed loans repurchased from GNMA pools. At December 31, 2014, impaired loans totaled $283 million, including $1.2 million with specific allowances of $312 thousand and $282 million with no specific allowances because the loan balances represent the amounts we expect to recover. At December 31, 2013, impaired loans totaled $282 million, including $2.1 million of impaired loans with specific allowances of $1.0 million and $280 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $161 million at December 31, 2014, compared to $156 million at December 31, 2013. The general allowance for the commercial loan portfolio segment increased by $12 million primarily due to loan growth and exposure to lower energy prices. The general allowance for the commercial real estate loan portfolio segment increased $1.0 million over December 31, 2013. The general allowance for residential mortgage loans decreased $5.9 million and the general allowance for consumer loans decreased $2.7 million, primarily due to lower estimated loss rates.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $28 million at both December 31, 2014 and December 31, 2013. The nonspecific allowance includes consideration of the indirect impact of falling energy prices on the broader economies within our geographical footprint that are highly dependent on the energy industry. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. As demonstrated by continued domestic and European accommodative monetary policies, these factors remain a continued significant risk, although they have remained fairly stable throughout the year.

An allocation of the allowance for loan losses by loan category follows in Table 24.

Table 24 – Allowance for Loan Losses Allocation
(Dollars in thousands)

	December 31,
	2014		2013		2012		2011		2010
	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]
Loan category:
Commercial	$90,875	64.02%	$79,180	62.10%	$65,280	62.07%	$83,443	58.17%	$104,631	55.82%
Commercial real estate	42,445	19.20%	41,573	18.88%	54,884	18.11%	67,034	20.33%	98,709	21.34%
Residential mortgage	23,458	13.72%	29,465	16.04%	41,703	16.61%	46,476	17.52%	50,281	17.24%
Consumer	4,233	3.06%	6,965	2.98%	9,453	3.21%	10,178	3.98%	12,614	5.60%
Nonspecific allowance	28,045		28,213		44,187		46,350		26,736
Total	$189,056	100.00%	$185,396	100.00%	$215,507	100.00%	$253,481	100.00%	$292,971	100.00%
1 Represents ratio of loan category balance to total loans.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ continued ability to comply with current repayment terms. The potential problem loans totaled $79 million at December 31, 2014. The current composition of potential problem loans by primary industry included energy - $16 million, services - $15 million, multifamily residential properties - $13 million, construction and land development - $11 million and wholesale/retail - $8.1 million. Potential problem loans totaled $74 million at December 31, 2013.

With the decrease in energy prices at the end of 2014, management conducted a comprehensive credit review of those areas of the energy portfolio that it deems having the highest level of risk in an energy industry downturn: energy services companies, energy borrowers with high total leverage, and those energy customers determined to be most susceptible to lower commodity prices in our most recent energy portfolio stress test. We conducted an updated stress test of its energy portfolio, assuming starting commodity prices of $45 per barrel for oil and $2.50 per MMBTUs for natural gas. We also reviewed borrowers who comprised a majority of energy loan growth in the fourth quarter. The results of the comprehensive review and updated stress test did not alter the general view that the loan portfolio is well positioned to withstand a short-term correction in oil and natural gas prices. No material near-term losses were identified.

Commodity price volatility is inherent in energy lending. Oil or natural gas prices have fallen by 50% or more in a six-month period six times since 2000, and by historic standards, the price drop which began in June 2014 is less severe than those previous declines. Our average gross charge-offs in the energy production portfolio are 9.9 basis points over the past 10 years and 6.4 basis points over the past 20 years, making it our best performing portfolio from a credit quality standpoint. We believe the duration of the downturn is the key question to assess credit risk or risk of an economic slowdown in our footprint. To that end, we see two distinct risk periods: if commodity prices return to a normalized, stable level over the next 6-12 months, we expect to see a handful of credits migrate to potential problem loan or non-accrual status, but no material actual losses in the portfolio. In addition, we expect a more modest impact on economic growth in our footprint. If the downturn extends beyond 12 months, outcomes are obviously more difficult to predict. At that point, we would be more likely to see loss content in the portfolio and a greater impact on the overall economy, and in turn lower loan demand. However, at present our portfolio is strong, we are doing business with high-quality borrowers, and we do not view the current commodity price decline as inherently different than previous declines we have experienced since 2000.
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

BOK Financial had net recovery of $2.8 million or (0.02)% of average outstanding loans for 2014, compared to a net charge-off of $2.0 million or 0.02% of average loans in 2013.

Net commercial loan recoveries totaled $2.1 million. Net commercial real estate loan recoveries totaled $5.0 million. Net charge-offs on residential mortgage loans totaled $2.4 million for the year and net charge-offs of consumer loans were $1.8 million.

Table 25 – Nonperforming Assets (In thousands)

	December 31,
	2014	2013	2012	2011	2010
Nonaccruing loans:
Commercial	$13,527	$16,760	$24,467	$68,811	$38,455
Commercial real estate	18,557	40,850	60,626	99,193	150,366
Residential mortgage	48,121	42,320	46,608	29,767	37,426
Consumer	566	1,219	2,709	3,515	4,567
Total nonaccruing loans	80,771	101,149	134,410	201,286	230,814
Accruing renegotiated loans:
Guaranteed by U.S. government agencies	73,985	54,322	38,515	28,974	18,551
Other	—	—	—	3,919	3,710
Total accruing renegotiated loans	73,985	54,322	38,515	32,893	22,261
Total nonperforming loans	154,756	155,471	172,925	234,179	253,075
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies	49,898	37,431	22,365	16,952	—
Other	51,963	54,841	81,426	105,801	141,394
Real estate and other repossessed assets	101,861	92,272	103,791	122,753	141,394
Total nonperforming assets	$256,617	$247,743	$276,716	$356,932	$394,469
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$129,022	$155,213	$215,347	$311,006	$375,918

Nonaccruing loans by loan class:
Commercial:
Energy	$1,416	$1,860	$2,460	$336	$465
Services	5,201	4,922	12,090	16,968	19,262
Wholesale/retail	4,149	6,969	3,077	21,180	8,486
Manufacturing	450	592	2,007	23,051	2,116
Healthcare	1,380	1,586	3,166	5,486	3,534
Other	931	831	1,667	1,790	4,592
Total commercial	13,527	16,760	24,467	68,811	38,455

Commercial real estate:
Residential construction and land development	5,299	17,377	26,131	61,874	99,579
Retail	3,926	4,857	8,117	6,863	4,978
Office	3,420	6,391	6,829	11,457	19,654
Multifamily	—	7	2,706	3,513	6,725
Industrial	—	252	3,968	—	4,087
Other commercial real estate	5,912	11,966	12,875	15,486	15,343
Total commercial real estate	18,557	40,850	60,626	99,193	150,366

Residential mortgage:
Permanent mortgage	34,845	34,279	39,863	25,366	32,111
Permanent mortgages guaranteed by U.S. government agencies	3,712	777	489	—	—
Home equity	9,564	7,264	6,256	4,401	5,315
Total residential mortgage	48,121	42,320	46,608	29,767	37,426
Consumer	566	1,219	2,709	3,515	4,567
Total nonaccruing loans[3]	$80,771	$101,149	$134,410	$201,286	$230,814

Table 25 – Nonperforming Assets (In thousands)

	December 31,
	2014	2013	2012	2011	2010
Nonaccruing loans as % of outstanding loan balance for class:
Nonaccruing loans by loan class:
Commercial:
Energy	0.05%	0.08%	0.10%	0.02%	0.03%
Services	0.21%	0.22%	0.56%	0.96%	1.22%
Wholesale / retail	0.32%	0.58%	0.28%	2.19%	0.86%
Manufacturing	0.08%	0.15%	0.58%	6.85%	0.66%
Healthcare	0.09%	0.12%	0.29%	0.56%	0.42%
Other	0.22%	0.19%	0.35%	0.35%	0.89%
Total commercial	0.15%	0.21%	0.32%	1.05%	0.65%

Commercial real estate:
Residential construction and land development	3.69%	8.42%	10.32%	18.09%	22.04%
Retail	0.59%	0.83%	1.55%	1.35%	1.19%
Office	0.82%	1.55%	1.60%	2.82%	4.25%
Multifamily	—%	—%	0.67%	0.95%	1.85%
Industrial	—%	0.10%	1.61%	—%	2.30%
Other commercial real estate	1.60%	3.06%	3.42%	4.00%	3.89%
Total commercial real estate	0.68%	1.69%	2.72%	4.33%	6.62%

Residential mortgage:
Permanent mortgage	3.59%	3.23%	3.55%	2.19%	2.66%
Permanent mortgages guaranteed by U.S. government agencies	1.80%	0.43%	0.30%	—%	—%
Home equity	1.24%	0.90%	0.82%	0.70%	0.95%
Total residential mortgage	2.47%	2.06%	2.28%	1.51%	2.04%
Consumer	0.13%	0.32%	0.68%	0.78%	0.77%
Total nonaccruing loans	0.57%	0.79%	1.09%	1.79%	2.17%

Allowance for loan losses to nonaccruing loans	234.06%	183.29%	160.34%	125.93%	126.93%
Accruing loans 90 days or more past due[1]	$125	$1,415	$3,925	$2,496	$7,966
Foregone interest on nonaccruing loans[2]	8,170	9,815	5,361	11,726	16,818

[1] Excludes residential mortgages guaranteed by agencies of the U.S. Government.
[2] Interest collected and recognized on nonaccruing loans was not significant in 2014 and previous years.

Nonperforming assets increased $8.9 million during 2014 to $257 million or 1.79% of outstanding loans and repossessed assets at December 31, 2014. Nonaccruing loans totaled $81 million, accruing renegotiated residential mortgage loans totaled $74 million (all guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $102 million. All accruing renegotiated residential mortgage loans, $3.7 million of nonaccruing loans and $50 million of real estate and other repossessed assets are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $26 million during the year to $129 million or 0.92% of outstanding non-guaranteed loans and repossessed assets. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

Loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. As more fully discussed in Note 4 to the Consolidated Financial Statements, we may modify loans in a troubled debt restructuring. Modifications may include extension of payment terms and rate concessions. We generally do not forgive principal or accrued but unpaid interest. All loans modified in troubled debt restructurings, except residential mortgage loans guaranteed by U.S. government agencies, are classified as nonaccruing. We may renew matured nonaccruing loans. All nonaccruing loans, including those renewed or modified in troubled debt restructurings, are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of available cash resources and collateral value. All nonaccruing loans generally remain on nonaccruing status until full collection of principal and interest in accordance with the original terms, including principal previously charged off, is probable. We generally do not voluntarily modify consumer loans to troubled borrowers. Consumer loans modified at the direction of bankruptcy court orders are identified as troubled debt restructurings and classified as nonaccruing.

As of December 31, 2014, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. No unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. agency guidelines.

A rollforward of nonperforming assets for the year ended December 31, 2014 follows in Table 26.

Table 26 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2014
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2013	$101,149	$54,322	$92,272	$247,743
Additions	63,500	68,014	—	131,514
Transfer from premises and equipment	—	—	810	810
Payments	(45,949)	(2,016)	—	(47,965)
Charge-offs	(16,232)	—	—	(16,232)
Net gains (losses) and write-downs	—	—	(530)	(530)
Foreclosure of nonaccruing loans	(21,225)	—	21,225	—
Foreclosure of loans guaranteed by U.S. government agencies	—	(7,441)	57,429	49,988
Proceeds from sales	—	(38,467)	(23,453)	(61,920)
Conveyance to U.S. government agencies	—	—	(44,963)	(44,963)
Net transfers to nonaccruing loans	—	—	—	—
Return to accrual status	(474)	—	—	(474)
Other, net	2	(427)	(929)	(1,354)
Balance, December 31, 2014	$80,771	$73,985	$101,861	$256,617

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During 2014, $57 million of properties guaranteed by U.S. government agencies were foreclosed and $45 million of properties were conveyed to the applicable U.S. government agencies.

Nonaccruing loans totaled $81 million or 0.57% of outstanding loans at December 31, 2014 compared to $101 million or 0.79% of outstanding loans at December 31, 2013. Nonaccruing loans decreased $20 million from December 31, 2013 due primarily to $46 million of payments, $21 million of foreclosures and $16 million of charge-offs. Newly identified nonaccruing loans totaled $63.5 million for 2014.

Commercial

Nonaccruing commercial loans totaled $14 million or 0.15% of total commercial loans at December 31, 2014, down from $17 million or 0.21% of total commercial loans at December 31, 2013. Nonaccruing commercial loans decreased $3.2 million during 2014. Newly identified nonaccruing commercial totaled $11 million, offset by $8.4 million in payments, $3.6 million of charge-offs and $2.0 million of repossessions.

Nonaccruing commercial loans at December 31, 2014 were primarily composed $5.2 million or 0.21% of total services sector loans and $4.1 million or 0.32% of total wholesale/retail sector loans. Over half of the balance of nonaccruing wholesale/retail sector loans was comprised of a single customer in the New Mexico market.

Commercial Real Estate

Nonaccruing commercial real estate loans decreased $22 million compared to the prior year to $19 million or 0.68% of outstanding commercial real estate loans at December 31, 2014 compared to $41 million or 1.69% of outstanding commercial real estate loans at December 31, 2013. Newly identified nonaccruing commercial real estate loans totaled $7.5 million, offset by $22 million of cash payments received, $6.1 million of foreclosures and $2.0 million of charge-offs.

Nonaccruing commercial real estate loans were composed of $5.9 million or 1.60% of total other commercial real estate loans, $5.3 million or 3.69% of total residential land development and construction loans, $3.9 million or 0.59% of loans secured by retail facilities and $3.4 million or 0.82% of loans secured by office buildings.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $48 million or 2.47% of outstanding residential mortgage loans at December 31, 2014, compared to $42 million or 2.06% of outstanding residential mortgage loans at December 31, 2013. Newly identified nonaccruing residential mortgage loans which totaled $37 million were offset by $15 million of cash payments, $12 million of foreclosures and $4.4 million of loans charged off during the year. Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $35 million or 3.59% of outstanding non-guaranteed permanent residential mortgage loans at December 31, 2014. Nonaccruing home equity loans totaled $9.6 million or 1.24% of total home equity loans.

Payments on accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 27. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due decreased $4.2 million to $8.7 million at December 31, 2014. Consumer loans past due 30 to 89 days decreased $480 thousand compared to December 31, 2013.

Table 27 – Residential Mortgage and Consumer Loans Past Due
(In thousands)

	December 31, 2014		December 31, 2013
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$46	$5,970	$—	$9,795
Home equity	77	2,723	34	3,087
Total residential mortgage	$123	$8,693	34	$12,882

Consumer	$2	$547	$1	$1,027

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $102 million at December 31, 2014, a $10 million increase from December 31, 2013. The distribution of real estate and other repossessed assets distributed primarily by collateral location is included in Table 28 following.

Table 28 – Real Estate and Other Repossessed Assets by Collateral Location as of December 31, 2014
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
Developed commercial real estate properties	$2,311	$3,797	$3,438	$796	$4,109	$1,178	$—	$5,073	$20,702
1-4 family residential properties guaranteed by U.S. government agencies[1]	17,575	2,730	1,370	1,263	21,297	682	4,268	713	49,898
1-4 family residential properties	4,820	2,861	175	1,782	4,033	3,433	500	288	17,892
Undeveloped land	328	2,987	2,021	—	—	1,356	1,211	—	7,903
Residential land development properties	370	30	1,196	1,125	—	2,201	4	—	4,926
Other	—	—	216	—	—	324	—	—	540
Total real estate and other repossessed assets	$25,404	$12,405	$8,416	$4,966	$29,439	$9,174	$5,983	$6,074	$101,861

[1]
As discussed in Note 1 to the Consolidated Financial Statements, 1-4 family residential properties guaranteed by U.S. government agencies were reclassified to Receivables on the Consolidated Balance Sheet as of January 1, 2015 in conjunction with the implementation of FASB Accounting Standards Update No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure.

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.
Liquidity and Capital
Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for 2014, approximately 73% of our funding was provided by deposit accounts, 12% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Table 29 - Average Deposits by Line of Business
(In thousands)

	Year Ended December 31,
	2014	2013
Commercial Banking	$8,887,809	$8,365,466
Consumer Banking	6,520,835	6,432,498
Wealth Management	4,391,434	4,385,553
Subtotal	19,800,078	19,183,517
Funds Management and other	615,080	539,766
Total	$20,415,158	$19,723,283

Average deposits for 2014 totaled $20.4 billion and represented approximately 73% of total liabilities and capital compared with $19.7 billion and 72% of total liabilities and capital for 2013. Average deposits increased $692 million over the prior year. Demand deposits increased $597 million and interest-bearing transaction deposit accounts were up $214 million. Time deposits decreased $151 million.

Average Commercial Banking deposit balances increased $522 million over the prior year, due primarily to a $416 million increase in demand deposit balances and a $95 million increase in interest-bearing transaction deposits. Average balances attributed to our commercial & industrial loan customers increased $557 million or 18%. Average balances attributed to our healthcare customers grew by $58 million or 12% over the prior year. Small business banking customer average balances increased $56 million or 5%. Average balances attributed to our energy customers increased $94 million or 6%. Average balances held by treasury services customers decreased $43 million or 3% compared to the prior year. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Average Consumer Banking deposit balances increased $88 million from 2013. Demand deposit balances grew by $127 million and interest-bearing transaction account balances increased $110 million. Higher costing time deposit balances decreased $180 million. Average Wealth Management deposits were largely unchanged compared to the prior year. Demand deposit balances grew by $48 million during 2014, offset by a $46 million decrease in interest-bearing transaction accounts. Time deposit balances were largely unchanged compared to the prior year.

The general trend of increased deposits over the past several years reflects modest growth in the overall economy and low short-term interest rates. If economic activity were to improve significantly or if short-term interest rates were to increase, deposits may decline as customers deploy funds into projects or shift demand deposits into money market instruments.

Table 30 - Maturity of Domestic CDs and Public
Funds in Amounts of $100,000 or More
(In thousands)

	December 31,
	2014	2013
Months to maturity:
3 or less	$225,410	$196,631
Over 3 through 6	166,578	200,117
Over 6 through 12	375,032	319,096
Over 12	915,029	1,079,876
Total	$1,682,049	$1,795,720

Brokered deposits included in time deposits averaged $237 million for 2014 compared to $159 million for 2013. Brokered deposits included in time deposits totaled $334 million at December 31, 2014 and $186 million at December 31, 2013.

Average interest-bearing transactions accounts for 2014 included $298 million of brokered deposits compared to $265 million for 2013. Brokered deposits included in interest-bearing transaction accounts totaled $585 million at December 31, 2014 and $227 million at December 31, 2013.

The distribution of our period end deposit account balances among principal markets follows in Table 31.

Table 31 -- Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2014	2013	2012	2011	2010
Bank of Oklahoma:
Demand	$3,828,819	$3,432,940	$4,207,263	$3,196,436	$2,240,850
Interest-bearing:
Transaction	6,117,886	6,318,045	6,023,384	5,966,528	6,033,598
Savings	206,357	191,880	163,512	126,682	106,411
Time	1,301,194	1,214,507	1,267,854	1,444,332	1,363,942
Total interest-bearing	7,625,437	7,724,432	7,454,750	7,537,542	7,503,951
Total Bank of Oklahoma	11,454,256	11,157,372	11,662,013	10,733,978	9,744,801

Bank of Texas:
Demand	2,639,732	2,481,603	2,606,176	1,808,490	1,389,876
Interest-bearing:
Transaction	2,065,723	1,966,580	2,129,084	1,940,819	1,791,810
Savings	72,037	64,632	58,429	45,872	36,429
Time	547,316	638,465	762,233	867,664	966,116
Total interest-bearing	2,685,076	2,669,677	2,949,746	2,854,355	2,794,355
Total Bank of Texas	5,324,808	5,151,280	5,555,922	4,662,845	4,184,231

Bank of Albuquerque:
Demand	487,819	502,395	427,510	319,269	271,137
Interest-bearing:
Transaction	519,544	529,140	511,758	491,068	530,244
Savings	37,471	33,944	31,926	27,487	28,342
Time	295,798	327,281	364,928	410,722	450,177
Total interest-bearing	852,813	890,365	908,612	929,277	1,008,763
Total Bank of Albuquerque	1,340,632	1,392,760	1,336,122	1,248,546	1,279,900

Bank of Arkansas:
Demand	35,996	38,566	39,897	19,405	16,494
Interest-bearing:
Transaction	158,115	144,018	101,868	131,703	130,066
Savings	1,936	1,986	2,239	1,727	1,266
Time	28,520	32,949	42,573	61,329	102,999
Total interest-bearing	188,571	178,953	146,680	194,759	234,331
Total Bank of Arkansas	224,567	217,519	186,577	214,164	250,825

Table 31 -- Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2014	2013	2012	2011	2010
Colorado State Bank & Trust:
Demand	445,755	409,942	336,252	292,556	184,251
Interest-bearing:
Transaction	631,874	541,675	676,144	512,904	533,230
Savings	29,811	26,880	25,889	22,771	20,310
Time	353,998	407,088	472,305	523,969	502,889
Total interest-bearing	1,015,683	975,643	1,174,338	1,059,644	1,056,429
Total Colorado State Bank & Trust	1,461,438	1,385,585	1,510,590	1,352,200	1,240,680

Bank of Arizona:
Demand	369,115	204,092	161,093	106,741	74,888
Interest-bearing:
Transaction	347,214	364,736	360,276	104,961	95,889
Savings	2,545	2,432	1,978	1,192	809
Time	36,680	34,391	31,371	37,641	52,227
Total interest-bearing	386,439	401,559	393,625	143,794	148,925
Total Bank of Arizona	755,554	605,651	554,718	250,535	223,813

Bank of Kansas City:
Demand	259,121	246,739	260,095	56,888	43,268
Interest-bearing:
Transaction	273,999	69,857	85,524	206,473	140,525
Savings	1,274	1,252	771	626	200
Time	45,210	41,312	26,728	36,325	70,818
Total interest-bearing	320,483	112,421	113,023	243,424	211,543
Total Bank of Kansas City	579,604	359,160	373,118	300,312	254,811
Total BOK Financial deposits	$21,140,859	$20,269,327	$21,179,060	$18,762,580	$17,179,061

See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. There were no wholesale federal funds purchased outstanding at December 31, 2014. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $1.9 billion during 2014 and $1.7 billion during 2013.

At December 31, 2014, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $6.9 billion.

In 2007, the Bank issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At December 31, 2014, $226 million of this subordinated debt remains outstanding.
In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. At December 31, 2014, $122 million of this subordinated debt remains outstanding.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Cash on hand at December 31, 2014 totaled $511 million. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2014, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $365 million of dividends without regulatory approval. Upon adoption of the Basel III regulatory capital framework in the first quarter of 2015, the dividend capacity of the subsidiary bank will be reduced to zero. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or growth in risk weighted assets at the subsidiary bank could also affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.00% based upon the Company's option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 5, 2015. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at December 31, 2014 and December 31, 2013, and the Company met all of the covenants.

Our equity capital at December 31, 2014 was $3.3 billion, an increase of $281 million over December 31, 2013. Net income less cash dividends paid increased equity $181 million during 2014. In addition, accumulated other comprehensive income increased $82 million during 2014 primarily related to the change in net unrealized gains and losses on available for sale securities. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2014, the Company has repurchased 239,496 shares for $14 million under this program. During 2014, 200,000 shares were repurchased at the average price of $61.68 per share.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Company’s banking subsidiary exceeded the regulatory definitions of well capitalized. The capital ratios for BOK Financial on a consolidated basis are presented in Table 32.

Table 32 – Capital Ratios

	Well Capitalized Minimums	December 31,
		2014	2013
Average total equity to average assets	—	11.47%	11.00%
Tangible common equity ratio	—	10.08%	9.90%
Tier 1 common equity ratio	—	13.17%	13.59%
Risk-based capital:
Tier 1 capital	6.00%	13.33%	13.77%
Total capital	10.00%	14.66%	15.56%
Leverage	5.00%	9.96%	10.05%
In July 2013, banking regulators issued the final rule revising regulatory capital rules for substantially all U.S. banking organizations. The new capital rule was effective for BOK Financial on January 1, 2015. Components of the rule will phase in through January 1, 2019. The new capital rule establishes a 7% threshold for the Tier 1 common equity ratio consisting of a minimum level plus capital conservation buffer. The Company will elect to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital, consistent with the treatment under current capital rules. BOK Financial's Tier 1 common equity ratio based on the existing Basel I standards was 13.17% as of December 31, 2014. Based on our interpretation of the new capital rule, our estimated Tier 1 common equity ratio on a fully phased-in basis is approximately 12.25%, nearly 525 basis points above the 7% regulatory threshold.
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
Capital resources of financial institutions are also regularly measured by the tangible common shareholders’ equity ratio. Tangible common shareholders’ equity is shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”), including unrealized gains and losses on available for sale securities, less intangible assets and equity which does not benefit common shareholders. Equity that does not benefit common shareholders includes preferred equity. This non-GAAP measure is a valuable indicator of a financial institution’s capital strength since it eliminates intangible assets from shareholders’ equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income in shareholders’ equity.

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

Table 33 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 33 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2014	2013
Tangible common equity ratio:
Total shareholders' equity	$3,302,179	$3,020,049
Less: Goodwill and intangible assets, net	412,156	384,323
Tangible common equity	2,890,023	2,635,726
Total assets	29,089,698	27,015,432
Less: Goodwill and intangible assets, net	412,156	384,323
Tangible assets	$28,677,542	$26,631,109
Tangible common equity ratio	10.08%	9.90%

Estimated Tier 1 common equity ratio under fully phased-in Basel III:
Tier 1 common equity under existing Basel I	$2,804,102
Estimated equity adjustments	(31,250)
Estimated Tier 1 common equity under fully phased-in Basel III	$2,772,852

Risk weighted assets under existing Basel I	$21,290,908
Estimated risk weighted asset adjustments	1,338,631
Estimated risk weighted assets under fully phased-in Basel III	$22,629,539

Estimated Tier 1 common equity under fully phased-in Basel III	12.25%

Off-Balance Sheet Arrangements

See Note 14 to the Consolidated Financial Statements for a discussion of the Company’s significant off-balance sheet commitments.

Aggregate Contractual Obligations

BOK Financial has numerous contractual obligations in the normal course of business. These obligations include time deposits and other borrowed funds, premises used under various operating leases, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations. Table 34 following summarizes payments due per these contractual obligations at December 31, 2014.

Table 34 – Contractual Obligations as of December 31, 2014
(In thousands)

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Time deposits	$797,625	$711,981	$301,478	$377,521	$2,188,605
Other borrowings	525	1,050	1,150	15,664	18,389
Subordinated debentures	126,401	227,077	—	—	353,478
Operating lease obligations	26,012	42,230	28,085	104,822	201,149
Derivative contracts	398,495	30,073	3,495	797	432,860
Data processing services	13,678	24,984	18,957	1,925	59,544
Total	$1,362,736	$1,037,395	$353,165	$500,729	$3,254,025

Loan commitments	$8,328,416
Standby letters of credit	447,599
Mortgage loans sold with recourse	179,822
Alternative investment commitments	32,970
Unfunded third-party private equity commitments	5,623

Payments on time deposits, other borrowed funds and subordinated debentures include interest which has been calculated from rates at December 31, 2014. These obligations may have variable interest rates and actual payments will differ from the amounts shown on this table.

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

Obligations under derivative contracts are used in customer hedging programs. As previously discussed, we have entered into derivative contracts which are expected to substantially offset the cash payments due on these obligations. Amounts shown in the table exclude $78 million of cash margin which secures our obligations under these contracts.

We also have obligations with respect to employee benefit plans. See Notes 11 to the Consolidated Financial Statements for additional information about our employee benefit plans.

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

The Company has funded $121 million and has commitments to fund an additional $33 million for various alternative investments. Alternative investments generally consist of limited partnership interests in or loans to entities that invest in low income housing or economic development projects, distressed assets, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments. Legally binding commitments to fund alternative investments are recognized as liabilities in the consolidated financial statements.

An indirect wholly-owned subsidiary of the Company is general partner of two private equity funds and has contingent obligations to make additional investments totaling $5.6 million as of December 31, 2014. These commitments, which are included in unfunded third-party private equity commitments, generally reflect customer investment obligations. We do not recognize contingent commitments to fund investments that are primarily customer obligations as liabilities in the consolidated financial statements.

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

The Company’s primary interest rate exposures include the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable rate loan pricing. Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, the impact on the level and composition of demand deposit accounts and other core deposit balances resulting from a significant increase in short-term market interest rates and the overall interest rate environment is likely to be material. The simulation incorporates assumptions regarding the effects of such changes based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 35 due to the extreme volatility over such a large rate range and our active risk management approach for that asset. The effects of interest rate changes on the value of mortgage servicing rights and financial instruments identified as economic hedges are presented in Note 7 to the Consolidated Financial Statements.

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

Table 35 – Interest Rate Sensitivity
(Dollar in thousands)

	200 bp Increase		50 bp Decrease
	2014	2013	2014	2013
Anticipated impact over the next twelve months on net interest revenue	$(5,046)	$(16,625)	$(18,617)	$(11,361)
	(0.70)%	(2.38)%	(2.58)%	(1.63)%

In order to better position the bank's balance sheet for an environment of increasing longer-term interest rates, we pro-actively reduced the available for sale securities portfolio by $1.2 billion during 2014 to $9.0 billion at December 31, 2014, reducing the Company's liability sensitivity from (2.38)% at December 31, 2013 to (0.70)% at December 31, 2014.
Trading Activities

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. On a limited basis, BOK Financial may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, and municipal bonds to enhance returns on its securities portfolios. Both of these activities involve interest rate, liquidity and price risk. BOKF Financial has an insignificant exposure to foreign exchange risk and does not take positions in commodity derivatives.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs.

Management uses a Value at Risk (“VaR”) methodology to measure the market risk due to changes in interest rates inherent in its trading activities. VaR is calculated based upon historical simulations over the past five years using a variance/covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VaR to $7.3 million. There were no instances of VaR being exceeded during the years ended December 31, 2014 and 2013. At December 31, 2014, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VaR amounts for the years ended December 31, 2014 and 2013 are as follows in Table 36.

Table 36 –Value at Risk (VaR)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Average	$1,987	$2,785	$3,212
High	3,868	5,826	6,695
Low	479	261	1,075

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an assessment of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In establishing internal control over financial reporting, management assesses risk and designs controls to prevent or detect financial reporting misstatements that may be consequential to a reader. Management also assesses the impact of any internal control deficiencies and oversees efforts to improve internal control over financial reporting. Because of inherent limitations, it is possible that internal controls may not prevent or detect misstatements, and it is possible that internal controls may vary over time based on changing conditions. There have been no material changes in internal controls subsequent to December 31, 2014.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, Ernst & Young LLP, regarding management’s assessment of internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Their report, which expresses unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited the accompanying consolidated balance sheets of BOK Financial Corporation ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BOK Financial Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BOK Financial Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited BOK Financial Corporation’s ("the Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). BOK Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BOK Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 27, 2015

Consolidated Statements of Earnings

(In thousands, except share and per share data)	Year Ended December 31,
Interest revenue	2014	2013	2012
Loans	$502,753	$498,600	$513,429
Residential mortgage loans held for sale	10,143	8,505	8,185
Trading securities	1,945	1,962	1,419
Taxable securities	13,183	14,260	16,848
Tax-exempt securities	5,708	4,781	3,577
Total investment securities	18,891	19,041	20,425
Taxable securities	182,923	204,830	237,226
Tax-exempt securities	2,184	2,380	2,487
Total available for sale securities	185,107	207,210	239,713
Fair value option securities	3,611	3,907	8,464
Restricted equity securities	7,040	5,071	2,291
Interest-bearing cash and cash equivalents	2,749	1,075	945
Total interest revenue	732,239	745,371	794,871
Interest expense
Deposits	50,683	55,564	67,013
Borrowed funds	7,672	6,589	6,531
Subordinated debentures	8,690	8,741	13,778
Total interest expense	67,045	70,894	87,322
Net interest revenue	665,194	674,477	707,549
Provision for credit losses	—	(27,900)	(22,000)
Net interest revenue after provision for credit losses	665,194	702,377	729,549
Other operating revenue
Brokerage and trading revenue	134,437	125,478	126,930
Transaction card revenue	123,689	116,823	107,985
Fiduciary and asset management revenue	115,652	96,082	80,053
Deposit service charges and fees	90,911	95,110	98,917
Mortgage banking revenue	109,093	121,934	169,302
Bank-owned life insurance	9,086	10,155	11,089
Other revenue	38,451	38,262	34,604
Total fees and commissions	621,319	603,844	628,880
Loss on assets, net	(6,346)	(925)	(1,415)
Gain (loss) on derivatives, net	2,776	(4,367)	(301)
Gain (loss) on fair value option securities, net	10,189	(15,212)	9,230
Change in fair value of mortgage servicing rights	(16,445)	22,720	(9,210)
Gain on available for sale securities, net	1,539	10,720	33,845
Total other-than-temporary impairment losses	(373)	(2,574)	(1,144)
Portion of loss recognized in (reclassified from) other comprehensive income	—	266	(6,207)
Net impairment losses recognized in earnings	(373)	(2,308)	(7,351)
Total other operating revenue	612,659	614,472	653,678
Other operating expense
Personnel	476,931	505,225	491,033
Business promotion	26,649	22,598	23,338
Charitable contributions to BOKF Foundation	4,267	2,062	2,062
Professional fees and services	44,440	32,552	34,015
Net occupancy and equipment	77,232	69,773	66,726
Insurance	18,578	16,122	15,356
Data processing and communications	117,049	106,075	98,904
Printing, postage and supplies	13,518	13,885	14,228
Net losses and operating expenses of repossessed assets	6,019	5,160	20,528
Amortization of intangible assets	3,965	3,428	2,927
Mortgage banking costs	29,881	31,088	44,334
Other expense	28,993	32,652	26,912
Total other operating expense	847,522	840,620	840,363
Net income before taxes	430,331	476,229	542,864
Federal and state income taxes	134,852	157,298	188,740
Net income	295,479	318,931	354,124
Net income attributable to non-controlling interests	3,044	2,322	2,933
Net income attributable to BOK Financial Corporation shareholders	$292,435	$316,609	$351,191
Earnings per share:
Basic	$4.23	$4.61	$5.15
Diluted	$4.22	$4.59	$5.13
Average shares used in computation:
Basic	68,394,194	67,988,897	67,684,043
Diluted	68,544,770	68,205,519	67,964,940
Dividends declared per share	$1.62	$1.54	$2.47
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31,
	2014	2013	2012
Net income	$295,479	$318,931	$354,124
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	136,775	(275,945)	66,197
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(1,216)	(3,210)	(6,601)
Interest expense, Subordinated debentures	296	262	453
Net impairment losses recognized in earnings	373	2,308	7,351
Gain on available for sale securities, net	(1,539)	(10,720)	(33,845)
Other comprehensive income (loss), before income taxes	134,689	(287,305)	33,555
Federal and state income taxes	(52,393)	111,762	(12,614)
Other comprehensive income (loss), net of income taxes	82,296	(175,543)	20,941
Comprehensive income	377,775	143,388	375,065
Comprehensive income attributable to non-controlling interests	3,044	2,322	2,933
Comprehensive income attributable to BOK Financial Corp. shareholders	$374,731	$141,066	$372,132
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2014	2013

Assets
Cash and due from banks	$550,576	$512,931
Interest-bearing cash and cash equivalents	1,925,266	574,282
Trading securities	188,700	91,616
Investment securities (fair value: 2014 – $673,626; 2013 – $687,127)	652,360	677,878
Available for sale securities	8,978,945	10,147,162
Fair value option securities	311,597	167,125
Restricted equity securities	141,494	85,240
Residential mortgage loans held for sale	304,182	200,546
Loans	14,208,037	12,792,264
Allowance for loan losses	(189,056)	(185,396)
Loans, net of allowance	14,018,981	12,606,868
Premises and equipment, net	273,833	277,849
Receivables	132,408	117,126
Goodwill	377,780	359,759
Intangible assets, net	34,376	24,564
Mortgage servicing rights	171,976	153,333
Real estate and other repossessed assets, net of allowance (2014 – $22,937; 2013 – $24,195)	101,861	92,272
Derivative contracts	361,874	265,012
Cash surrender value of bank-owned life insurance	293,978	284,801
Receivable on unsettled securities sales	74,259	17,174
Other assets	195,252	359,894
Total assets	$29,089,698	$27,015,432

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$8,066,357	$7,316,277
Interest-bearing deposits:
Transaction	10,114,355	9,934,051
Savings	351,431	323,006
Time	2,608,716	2,695,993
Total deposits	21,140,859	20,269,327
Funds purchased	57,031	868,081
Repurchase agreements	1,187,489	813,454
Other borrowings	2,133,774	1,040,353
Subordinated debentures	347,983	347,802
Accrued interest, taxes and expense	120,211	194,870
Derivative contracts	354,554	247,185
Due on unsettled securities purchases	290,540	45,740
Other liabilities	121,051	133,647
Total liabilities	25,753,492	23,960,459
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2014 – 74,003,754; 2013 – 73,163,275)	4	4
Capital surplus	954,644	898,586
Retained earnings	2,530,837	2,349,428
Treasury stock (shares at cost: 2014 – 4,890,018; 2013 – 4,304,782)	(239,979)	(202,346)
Accumulated other comprehensive income (loss)	56,673	(25,623)
Total shareholders’ equity	3,302,179	3,020,049
Non-controlling interests	34,027	34,924
Total equity	3,336,206	3,054,973
Total liabilities and equity	$29,089,698	$27,015,432

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity

(In thousands)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2011	71,533	$4	$818,817	$1,953,332	3,380	$(150,664)	$128,979	$2,750,468	$36,184	$2,786,652
Net income	—	—	—	351,191	—	—	—	351,191	2,933	354,124
Other comprehensive income	—	—	—	—	—	—	20,941	20,941	—	20,941
Repurchase of common stock	—	—	—	—	384	(20,558)	—	(20,558)	—	(20,558)
Issuance of shares for equity compensation, net	882	—	32,311	—	324	(17,661)	—	14,650	—	14,650
Tax effect from equity compensation, net	—	—	120	—	—	—	—	120	—	120
Share-based compensation	—	—	8,030	—	—	—	—	8,030	—	8,030
Cash dividends on common stock	—	—	—	(166,982)	—	—	—	(166,982)	—	(166,982)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	1,645	1,645
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(4,941)	(4,941)
Balance, December 31, 2012	72,415	4	859,278	2,137,541	4,088	(188,883)	149,920	2,957,860	35,821	2,993,681
Net income	—	—	—	316,609	—	—	—	316,609	2,322	318,931
Other comprehensive loss	—	—	—	—	—	—	(175,543)	(175,543)	—	(175,543)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares for equity compensation, net	748	—	30,029	—	217	(13,463)	—	16,566	—	16,566
Tax effect from equity compensation, net	—	—	2,210	—	—	—	—	2,210	—	2,210
Share-based compensation	—	—	7,069	—	—	—	—	7,069	—	7,069
Cash dividends on common stock	—	—	—	(104,722)	—	—	—	(104,722)	—	(104,722)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(3,219)	(3,219)
Balance, December 31, 2013	73,163	4	898,586	2,349,428	4,305	(202,346)	(25,623)	3,020,049	34,924	3,054,973
Net income	—	—	—	292,435	—	—	—	292,435	3,044	295,479
Other comprehensive income	—	—	—	—	—	—	82,296	82,296	—	82,296
Repurchase of common stock	—	—	—	—	200	(12,337)	—	(12,337)	—	(12,337)
Issuance of shares for equity compensation, net	510	—	16,632	—	183	(12,160)	—	4,472	—	4,472
Tax effect from equity compensation, net	—	—	8,258	—	—	—	—	8,258	—	8,258
Share-based compensation	—	—	9,680	—	—	—	—	9,680	—	9,680
Issuance of shares in settlement of deferred compensation, net	331	—	21,488	—	202	(13,136)	—	8,352	—	8,352
Cash dividends on common stock	—	—	—	(111,026)	—	—	—	(111,026)	—	(111,026)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(3,941)	(3,941)
Balance, December 31, 2014	74,004	$4	$954,644	$2,530,837	4,890	$(239,979)	$56,673	$3,302,179	$34,027	$3,336,206

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)	Year Ended
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$295,479	$318,931	$354,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	(27,900)	(22,000)
Change in fair value of mortgage servicing rights	16,445	(22,720)	9,210
Net unrealized losses (gains) from derivatives	(6,495)	16,256	(984)
Tax effect from equity compensation, net	(8,258)	(2,210)	(120)
Change in bank-owned life insurance	(9,086)	(10,155)	(11,089)
Share-based compensation	9,680	7,069	8,030
Depreciation and amortization	56,032	53,261	54,935
Net amortization of securities discounts and premiums	57,202	62,274	87,769
Net realized losses (gains) on financial instruments and other assets	(1,362)	(12,586)	(15,097)
Net gain on mortgage loans held for sale	(62,053)	(84,403)	(120,599)
Mortgage loans originated for resale	(4,484,394)	(4,081,390)	(3,708,350)
Proceeds from sale of mortgage loans held for resale	4,441,819	4,254,151	3,731,830
Capitalized mortgage servicing rights	(54,413)	(49,431)	(42,191)
Change in trading and fair value option securities	(243,265)	237,581	226,144
Change in receivables	(7,103)	(3,122)	9,244
Change in other assets	77,907	76,257	10,999
Change in accrued interest, taxes and expense	(115,772)	18,192	23,424
Change in other liabilities	1,007	(13,735)	(3,729)
Net cash provided by (used in) operating activities	(36,630)	736,320	591,550
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	63,258	143,445	111,511
Proceeds from maturities or redemptions of available for sale securities	1,635,533	2,650,045	4,456,363
Purchases of investment securities	(44,723)	(326,815)	(172,327)
Purchases of available for sale securities	(3,045,077)	(4,287,146)	(7,334,843)
Proceeds from sales of available for sale securities	2,664,740	2,436,093	1,744,662
Change in receivables on unsettled securities sales	(57,085)	193,878	(135,901)
Loans originated net of principal collected	(1,346,995)	(441,474)	(1,077,075)
Net proceeds from (payments on) derivative asset contracts	(247,726)	59,390	(13,273)
Acquisitions, net of cash acquired	(21,898)	(7,500)	(23,615)
Proceeds from disposition of assets	273,271	229,405	170,907
Purchases of assets	(307,318)	(212,292)	(94,756)
Net cash provided by (used in) investing activities	(434,020)	437,029	(2,368,347)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	958,809	(637,734)	2,830,470
Net change in time deposits	(87,277)	(271,999)	(413,990)
Net change in other borrowings	511,776	(111,905)	210,607
Repayment of subordinated debentures	—	—	(53,705)
Net payments or proceeds on derivative liability contracts	257,439	(64,724)	(7,560)
Net change in derivative margin accounts	84,365	51,646	39,237
Change in amount due on unsettled security purchases	244,800	(251,713)	(355,918)
Issuance of common and treasury stock, net	4,472	16,566	14,650
Sale of non-controlling interest	—	—	300
Tax effect from equity compensation, net	8,258	2,210	120
Repurchase of common stock	(12,337)	—	(20,558)
Dividends paid	(111,026)	(104,722)	(166,982)
Net cash provided by (used in) financing activities	1,859,279	(1,372,375)	2,076,671
Net increase (decrease) in cash and cash equivalents	1,388,629	(199,026)	299,874
Cash and cash equivalents at beginning of period	1,087,213	1,286,239	986,365
Cash and cash equivalents at end of period	$2,475,842	$1,087,213	$1,286,239

Cash paid for interest	$65,721	$69,830	$90,137
Cash paid for taxes	$67,199	$132,176	$158,703
Net loans transferred to real estate and other repossessed assets	$79,464	$86,868	$133,502
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the year	$144,630	$127,572	$121,432
Conveyance of other real estate owned guaranteed by U.S. government agencies	$44,963	$43,901	$89,223
Issuance of shares in settlement of deferred compensation, net	$8,352	$—	$—
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

Reporting units are defined by the Company as significant lines of business within each operating segment. This definition is consistent with the manner in which the chief operating decision maker assesses the performance of the Company and makes decisions concerning the allocation of resources. The Company qualitatively assesses whether it is more likely than not that the fair value of the reporting units are less than their carrying value. This assessment includes consideration of relevant events and circumstances including but not limited to macroeconomic conditions, industry and market conditions, the financial and stock performance of the Company and other relevant factors. Quantitative analysis may be undertaken to support the qualitative assessment. The fair value of BOK Financial's reporting units is estimated by the discounted future earnings method. Income growth is projected for each reporting unit and a terminal value is computed. This projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to determine the fair value of the reporting units are compared to observable inputs, such as the market value of BOK Financial common stock. However, determination of the fair value of individual reporting units requires the use of significant unobservable inputs. There have been no changes in the techniques used to evaluate the carrying value of goodwill.

Intangible assets are generally composed of customer relationships, naming rights, non-compete agreements and core deposit premiums. They are amortized using accelerated or straight-line methods, as appropriate, over the estimated benefit periods. These periods range from 3 years to 20 years. The net book values of identifiable intangible assets are evaluated for impairment when economic conditions indicate impairment may exist.

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

For debt securities, management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements and securities portfolio management. If the Company intends to sell or it is more likely than not that it will be required to sell the impaired debt security, a charge is recognized against earnings for the entire unrealized loss. For all impaired debt securities for which there is no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security's contractual terms. Any expected credit loss due to the inability to collect all amounts due according to the security's contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.

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

Restricted equity securities represent equity interests the Company is required to hold in the Federal Reserve Banks and Federal Home Loan Banks. Restricted equity securities are carried at cost as theses securities do not have a readily determined fair value because ownership of these shares is restricted and they lack a market.

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

In certain circumstances, an interest rate swap may be designated as a fair value hedge and may qualify for hedge accounting. In these circumstances, changes in the full fair value of the hedged asset or liability, not only changes in fair value due to changes in the benchmark interest rate, are also recognized in earnings and may partially or completely offset changes in fair value of the interest rate swap. A fair value hedge is considered effective if the cumulative fair value adjustment of the interest rate swap is within a range of 80% to 120% of the cumulative change in the fair value of the hedged asset or liability. Any ineffectiveness, including ineffectiveness due to credit risk or ineffectiveness created when the fixed rate of the hedged asset or liability does not match the fixed rate of the interest rate swap, is recognized in earnings and reported in Gain (loss) on derivatives, net.

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

Interest is accrued at the applicable interest rate on the outstanding principal amount. Loans are placed on nonaccruing status when, in the opinion of management, full collection of principal or interest is uncertain. Internally risk graded loans are individually evaluated for nonaccruing status quarterly. Non-risk graded loans are generally placed on nonaccruing status when 90 days or more past due or within 60 days of being notified of the borrower's bankruptcy filing. Interest previously accrued but not collected is charged against interest income when the loan is placed on nonaccruing status. Payments received on nonaccruing loans are applied to principal or recognized as interest income, according to management's judgment as to the collectability of principal. Loans may be returned to accruing status when, in the opinion of management, full collection of principal and interest, including principal previously charged off, is probable based on improvements in the borrower's financial condition or a sustained period of performance.

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

Performing loans may be renewed under the current collateral, debt service ratio and other underwriting standards. Nonaccruing loans may also be renewed and will remain classified as nonaccruing.

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

Loan origination and commitment fees and direct loan acquisition and origination costs are deferred and amortized as an adjustment to yield over the life of the loan or over the commitment period, as applicable. Amortization does not anticipate loan prepayments. Net unamortized fees are recognized in full at time of payoff.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances based on estimated loss rates by loan class and nonspecific allowances based on factors that affect more than one portfolio segment. There were no changes to the methodology for estimating general allowances during 2014 or 2013.

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

General allowances for unimpaired loans are based on an estimated loss rate by loan class. The appropriate historical gross loss rate for each loan class is determined by the greater of the current loss rate based on the most recent twelve months or a ten-year average gross loss rate. Recoveries are not directly considered in the estimation of historical loss rates. Recoveries generally do not follow predictable patterns and are not received until well-after the charge-off date as a result of protracted legal actions. For risk graded loans, historical gross loss rates are adjusted for changes in risk grading. For each loan class, the current weighted average risk grade is compared to the long-term weighted average risk grade. This comparison determines whether credit risk in each loan class is increasing or decreasing. Historical loss rates are adjusted upward or downward in proportion to changes in average risk grading. General allowances for unimpaired loans also consider inherent risks identified for each loan class. Inherent risks consider loss rates that most appropriately represent the current credit cycle and other factors attributable to a specific loan class which have not yet been represented in the historical gross loss rates or risk grading. These factors include changes in commodity prices or engineering imprecision which may affect the value of reserves that secure our energy loan portfolio, construction risk that may affect commercial real estate loans, changes in regulations and public policy that may disproportionately impact health care loans and changes in loan products.

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

Transfers of Financial Assets

BOK Financial regularly transfers financial assets as part of its mortgage banking activities and periodically may transfer other financial assets. Transfers are recorded as sales when the criteria for surrender of control are met.

The Company has elected to carry certain residential mortgage loans held for sale at fair value under the fair value option. Changes in fair value are recognized in net income as they occur. These loans are reported separately in the Consolidated Balance Sheets and changes in fair value are recorded in other operating revenue - mortgage banking revenue in the Consolidated Statements of Earnings.

Fair value of conforming residential mortgage loans that will be sold to U.S. government agencies is based on sales commitments or market quotes considered Level 2 inputs. Fair value of mortgage loans that are unable to be sold to U.S. government agencies is based on Level 3 inputs using quoted prices of loans that are sold in securitization transactions with a liquidity discount applied. The fair value is corroborated with an independent third party on at least an annual basis.

BOK Financial retains a repurchase obligation under underwriting representations and warranties related to residential mortgage loans transferred and generally retains the right to service the loans. The Company may incur a recourse obligation in limited circumstances. Separate accruals are recognized in Other liabilities in the Consolidated Balance Sheets for repurchase and recourse obligations. These reserves reflect the estimated amount of probable loss the bank will incur as a result of repurchasing a loan, indemnifications, and other settlement resolutions.

Repurchases of loans with an origination defect that are also credit impaired are considered collateral dependent and are initially recognized at net realizable value (appraised value less the cost to sell). The difference between unpaid principal balance and net realizable value is not accreted. Repurchases of loans with an origination defect that are not credit impaired are carried at fair value as of the repurchase date. Interest income continues to accrue on these loans and the discount is accreted over the estimated life of the loan.

The accrual for credit losses related to recourse loans for principal and interest is performed by Credit Administration and subject to oversight by the Finance/Credit Administration Allowance Committee while all other mortgage related accruals are reviewed monthly by the Mortgage Contingency Loss Accrual Committee which is subject to oversight by Finance.

The Company may also choose to purchase GNMA loans once certain mandated delinquency criteria are met. The loans that are eligible and are chosen to be repurchased are carried at fair value based on expected cash flow discounted using the average agency guaranteed debenture rates, average actual principal loss rates and liquidity premium.

The Company may also retain a residual interest in excess cash flows generated by the assets. All assets obtained, including cash, servicing rights and residual interests, and all liabilities incurred, including recourse obligations, are initially recognized at fair value, all assets transferred are derecognized and any gain or loss on the sale is recognized in earnings. Subsequently, servicing rights and residual interest are carried at fair value with changes in fair value recognized in earnings as they occur.

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

Premises and Equipment

Premises and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the estimated useful lives or remaining lease terms. Useful lives range from 5 years to 40 years for buildings and improvements, 3 years to 10 years for software and 3 years to 10 years for furniture and equipment. Construction in progress represents facilities construction and data processing systems projects underway that have not yet been placed into service. Depreciation and amortization begin once the assets are placed into service. Repair and maintenance costs, including software maintenance and enhancement costs, are charged to expense as incurred.

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

Current income tax expense or benefit is based on an evaluation that considers estimated taxable income, tax credits, and statutory federal and state income tax rates. The amount of current income tax expense or benefit recognized in any period may differ from amounts reported to taxing authorities. Annually, tax returns are filed with each jurisdiction where the Company conducts business and recognized current income tax expense or benefit is adjusted to the filed tax returns.

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

Employee Benefit Plans

BOK Financial sponsors a defined benefit cash balance pension plan (“Pension Plan”), qualified profit sharing plan (“Thrift Plan”) and employee health care plans. Pension Plan costs, which are based upon actuarial computations of current costs, are expensed annually. Unrecognized prior service cost and net gains or losses are amortized on a straight-line basis over a period not to exceed the average remaining service periods of the participants. Employer contributions to the Pension Plan are in accordance with Federal income tax regulations. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the Pension Plan and no additional service benefits will be accrued.

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

Share-Based Compensation Plans

BOK Financial awards stock options and non-vested common shares as compensation to certain officers. Compensation cost is generally fixed based on the grant date fair value of the award. The grant date fair value of stock options is based on the Black-Scholes option pricing model. Stock options generally have graded vesting over 7 years. Each tranche is considered a separate award for valuation and compensation cost recognition. Grant date fair value of non-vested shares is based on the current market value of BOK Financial common stock. Non-vested shares awarded prior to 2013 generally cliff vest in 5 years. Non-vested shares awarded since January 1, 2013 generally cliff vest in 3 years and are subject to a two year holding period after vesting. Shares awarded under the Executive Incentive Plan are subject to downward adjustment at the discretion of the Incentive Compensation Committee. Compensation cost of non-vested shares granted under the Executive Incentive Plan may vary based on changes in the fair value of BOKF common shares.

Compensation cost is recognized as expense over the service period, which is generally the vesting period. Expense is reduced for estimated forfeitures over the vesting period and adjusted for actual forfeitures as they occur. Stock-based compensation awarded to certain officers has performance conditions that affect the number of awards granted. Compensation cost is adjusted based on the probable outcome of the performance conditions. Excess tax benefits from share-based payments recognized in capital surplus are determined by the excess of tax benefits recognized over the tax effect of compensation cost recognized. Dividends on non-vested shares that are not subject to forfeiture are recognized as expense.

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

Deposit service charges and fees are recognized at least quarterly in accordance with a published deposit account agreements and disclosure statements for retail accounts or contractual agreements for commercial accounts. Item charges for overdraft or non-sufficient funds items are recognized as items are presented for payment. Account balance charges and activity fees are accrued monthly and collected in arrears. Commercial account activity fees may be offset by an earnings credit based on account balances.

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

FASB Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01")

On January 15, 2014, the FASB issued ASU 2014-01 to simplify the amortization method an entity uses and modify the criteria to elect a measurement and presentation alternative, including the simplified amortization method, for certain investments in qualified affordable housing projects. This alternative permits the entity to present the investment's performance net of the related tax benefits as part of income tax expense. ASU 2014-01 was effective for the Company for interim and annual periods beginning after December 15, 2014. Adoption of ASU 2014-01 may affect income statement presentation, but otherwise did not have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure ("ASU 2014-04")

On January 17, 2014, the FASB issued ASU 2014-04 to clarify when an entity is considered to have obtained physical possession (from an in-substance possession or foreclosure) of a residential real estate property collateralizing a mortgage loan. Upon physical possession of such real property, an entity is required to reclassify the nonperforming mortgage loan to other real estate owned. ASU 2014-04 was effective for the Company for interim and annual periods beginning after December 15, 2014. Adoption of ASU 2014-04 did not have a material impact on the Company's consolidated financial statements.

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

FASB Accounting Standards Update No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure ("ASU 2014-14")

On August 8, 2014, the FASB issued ASU 2014-14 to give greater consistency in the classification of government-guaranteed loans upon foreclosure. ASU 2014-14 applies to all loans that contain a government guarantee that is not separable from the loan or for which the creditor has both the intent and ability to recover a fixed amount under the guarantee by conveying the property to the guarantor. Upon foreclosure, the creditor should reclassify the mortgage loan to an other receivable that is separate from loans and should measure the receivable at the amount of the loan balance expected to be recovered from the guarantor. ASU 2014-14 was effective for the Company for interim and annual periods beginning after December 15, 2014. At January 1, 2015, approximately $50 million of real estate owned was reclassified from Real estate and other repossessed assets to Receivables on the balance sheet with adoption of ASC 2014-14.

FASB Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16")

On November 3, 2014, the FASB issued ASU 2014-16 to eliminate the use of different methods and reduce diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. For hybrid financial instruments issued in the form of share, an entity should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument. The entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. For public business entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. Adoption of ASU 2014-16 is not expected to have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02")

On February 18, 2015, the FASB issued ASU 2015-02 to address concerns that current U.S. GAAP may require a reporting entity to consolidate another legal entity where the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. The amendments affect limited partnerships and similar legal entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact the adoption of ASU 2015-02 will have on the Company's financial statements.
(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2014		December 31, 2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$85,092	$(62)	$34,120	$77
U.S. government agency residential mortgage-backed securities	31,199	269	21,011	123
Municipal and other tax-exempt securities	38,951	18	27,350	(182)
Other trading securities	33,458	(38)	9,135	(7)
Total	$188,700	$187	$91,616	$11

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2014
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt securities	$405,090	$405,090	$408,344	$4,205	$(951)
U.S. government agency residential mortgage-backed securities – Other	35,135	35,750	37,463	1,713	—
Other debt securities	211,520	211,520	227,819	16,956	(657)
Total	$651,745	$652,360	$673,626	$22,874	$(1,608)

[1]
Carrying value includes $615 thousand of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	December 31, 2013
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt securities	$440,187	$440,187	$439,870	$2,452	$(2,769)
U.S. government agency residential mortgage-backed securities – Other	48,351	50,182	51,864	1,738	(56)
Other debt securities	187,509	187,509	195,393	8,497	(613)
Total	$676,047	$677,878	$687,127	$12,687	$(3,438)

[1]
Carrying value includes $1.8 million of net unrealized gain which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio as discussed in greater detail following.

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

The amortized cost and fair values of investment securities at December 31, 2014, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt securities:
Carrying value	$44,255	$299,934	$22,429	$38,472	$405,090	3.80
Fair value	44,381	300,434	22,666	40,863	408,344
Nominal yield¹	1.71%	1.74%	3.91%	5.37%	2.20%
Other debt securities:
Carrying value	$15,918	$37,726	$58,338	$99,538	$211,520	9.18
Fair value	15,925	38,509	61,430	111,955	227,819
Nominal yield	3.32%	4.96%	5.19%	6.12%	5.45%
Total fixed maturity securities:
Carrying value	$60,173	$337,660	$80,767	$138,010	$616,610	5.65
Fair value	60,306	338,943	84,096	152,818	636,163
Nominal yield	2.14%	2.10%	4.83%	5.91%	3.31%
Residential mortgage-backed securities:
Carrying value					$35,750	³
Fair value					37,463
Nominal yield[4]					2.74%
Total investment securities:
Carrying value					$652,360
Fair value					673,626
Nominal yield					3.28%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 2.8 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 31, 2014
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury securities	$1,005	$1,005	$—	$—	$—
Municipal and other tax-exempt securities	63,018	63,557	1,280	(741)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,932,200	3,997,428	71,200	(5,972)	—
FHLMC	1,810,476	1,836,870	29,043	(2,649)	—
GNMA	801,820	807,443	8,240	(2,617)	—
Other	4,808	5,143	335	—	—
Total U.S. government agencies	6,549,304	6,646,884	108,818	(11,238)	—
Private issue:
Alt-A loans	65,582	71,952	6,677	—	(307)
Jumbo-A loans	88,778	94,005	5,584	—	(357)
Total private issue	154,360	165,957	12,261	—	(664)
Total residential mortgage-backed securities	6,703,664	6,812,841	121,079	(11,238)	(664)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,064,091	2,048,609	4,437	(19,919)	—
Other debt securities	9,438	9,212	26	(252)	—
Perpetual preferred stock	22,171	24,277	2,183	(77)	—
Equity securities and mutual funds	18,603	19,444	871	(30)	—
Total	$8,881,990	$8,978,945	$129,876	$(32,257)	$(664)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2013
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury securities	$1,042	$1,042	$—	$—	$—
Municipal and other tax-exempt securities	73,232	73,775	1,606	(1,063)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,224,327	4,232,332	68,154	(60,149)	—
FHLMC	2,308,341	2,293,943	25,813	(40,211)	—
GNMA	1,151,225	1,152,128	9,435	(8,532)	—
Other	36,296	37,607	1,311	—	—
Total U.S. government agencies	7,720,189	7,716,010	104,713	(108,892)	—
Private issue:
Alt-A loans	104,559	107,212	4,386	—	(1,733)
Jumbo-A loans	109,622	113,887	4,974	—	(709)
Total private issue	214,181	221,099	9,360	—	(2,442)
Total residential mortgage-backed securities	7,934,370	7,937,109	114,073	(108,892)	(2,442)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,100,146	2,055,804	1,042	(45,384)	—
Other debt securities	35,061	35,241	368	(188)	—
Perpetual preferred stock	22,171	22,863	705	(13)	—
Equity securities and mutual funds	19,069	21,328	2,326	(67)	—
Total	$10,185,091	$10,147,162	$120,120	$(155,607)	$(2,442)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at December 31, 2014, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years[6]	Total	Weighted Average Maturity[5]
U.S. Treasury securities:
Amortized cost	$1,005	$—	$—	$—	$1,005	0.13
Fair value	1,005	—	—	—	1,005
Nominal yield	0.24%	—%	—%	—%	0.24%
Municipal and other tax-exempt securities:
Amortized cost	7,134	29,750	2,288	23,846	63,018	8.27
Fair value	7,197	30,603	2,496	23,261	63,557
Nominal yield¹	3.68%	4.05%	6.48%	1.92%	3.29%
Commercial mortgage-backed securities:
Amortized cost	—	912,178	808,792	343,121	2,064,091	8.56
Fair value	—	906,081	803,324	339,204	2,048,609
Nominal yield	—%	1.43%	1.68%	1.33%	1.51%
Other debt securities:
Amortized cost	5,038	—	—	4,400	9,438	15.38
Fair value	5,065	—	—	4,147	9,212
Nominal yield	2.12%	—%	—%	1.71%	1.93%
Total fixed maturity securities:
Amortized cost	$13,177	$941,928	$811,080	$371,367	$2,137,552	8.58
Fair value	13,267	936,684	805,820	366,612	2,122,383
Nominal yield	2.82%	1.52%	1.69%	1.38%	1.57%
Residential mortgage-backed securities:
Amortized cost					$6,703,664	[2]
Fair value					6,812,841
Nominal yield[4]					1.95%
Perpetual preferred stock. equity securities and mutual funds:
Amortized cost					$40,774	³
Fair value					43,721
Nominal yield					1.28%
Total available-for-sale securities:
Amortized cost					$8,881,990
Fair value					8,978,945
Nominal yield					1.85%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.4 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Proceeds	$2,664,740	$2,436,093	1,744,662
Gross realized gains	24,923	25,711	41,191
Gross realized losses	(23,384)	(14,991)	(7,346)
Related federal and state income tax expense	599	4,170	13,166

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	December 31,
	2014	2013
Investment:
Carrying value	$63,495	$89,087
Fair value	65,855	91,804

Available for sale:
Amortized cost	5,855,220	5,171,782
Fair value	5,893,972	5,133,530

No trading securities were pledged as collateral as of December 31, 2014 or December 31, 2013.

Temporarily Impaired Securities as of December 31, 2014
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt securities	78	$112,677	$426	$60,076	$525	$172,753	$951
Other debt securities	84	31,274	637	761	20	32,035	657
Total investment securities	162	$143,951	$1,063	$60,837	$545	$204,788	$1,608

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt securities	22	$10,838	$12	$12,176	$729	$23,014	$741
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	24	257,854	547	454,394	5,425	712,248	5,972
FHLMC	16	62,950	37	310,834	2,612	373,784	2,649
GNMA	5	8,550	12	128,896	2,605	137,446	2,617
Total U.S. agencies	45	329,354	596	894,124	10,642	1,223,478	11,238
Private issue[1]:
Alt-A loans	4	11,277	307	—	—	11,277	307
Jumbo-A loans	8	—	—	10,020	357	10,020	357
Total private issue	12	11,277	307	10,020	357	21,297	664
Total residential mortgage-backed securities	57	340,631	903	904,144	10,999	1,244,775	11,902
Commercial mortgage-backed securities guaranteed by U.S. government agencies	104	223,106	454	1,238,376	19,465	1,461,482	19,919
Other debt securities	2	—	—	4,150	252	4,150	252
Perpetual preferred stock	2	2,898	77	—	—	2,898	77
Equity securities and mutual funds	68	—	—	1,205	30	1,205	30
Total available for sale securities	255	$577,473	$1,446	$2,160,051	$31,475	$2,737,524	$32,921

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of December 31, 2013
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt securities	107	$166,382	$1,921	$53,073	$848	$219,455	$2,769
U.S. Agency residential mortgage-backed securities – Other	2	15,224	56	—	—	15,224	56
Other debt securities	30	10,932	549	777	64	11,709	613
Total investment securities	139	$192,538	$2,526	$53,850	$912	$246,388	$3,438

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt securities	27	$13,286	$245	$17,805	$818	$31,091	$1,063
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	81	2,281,491	60,149	—	—	2,281,491	60,149
FHLMC	50	1,450,588	40,211	—	—	1,450,588	40,211
GNMA	27	647,058	8,532	—	—	647,058	8,532
Total U.S. agencies	158	4,379,137	108,892	—	—	4,379,137	108,892
Private issue[1]:
Alt-A loans	7	11,043	756	30,774	977	41,817	1,733
Jumbo-A loans	9	14,642	709	—	—	14,642	709
Total private issue	16	25,685	1,465	30,774	977	56,459	2,442
Total residential mortgage-backed securities	174	4,404,822	110,357	30,774	977	4,435,596	111,334
Commercial mortgage-backed securities guaranteed by U.S. government agencies	123	1,800,717	45,302	2,286	82	1,803,003	45,384
Other debt securities	3	4,712	188	—	—	4,712	188
Perpetual preferred stock	1	4,988	13	—	—	4,988	13
Equity securities and mutual funds	118	2,070	67	—	—	2,070	67
Total available for sale securities	446	$6,230,595	$156,172	$50,865	$1,877	$6,281,460	$158,049

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of December 31, 2014, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at December 31, 2014.

At December 31, 2014, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt/GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$264,326	$264,651	$13,676	$13,806	$—	$—	$127,088	$129,887	$405,090	$408,344
U.S. government agency mortgage-backed securities -- Other	35,750	37,463	—	—	—	—	—	—	—	—	35,750	37,463
Other debt securities	—	—	160,353	176,915	—	—	—	—	51,167	50,904	211,520	227,819
Total investment securities	$35,750	$37,463	$424,679	$441,566	$13,676	$13,806	$—	$—	$178,255	$180,791	$652,360	$673,626

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,005	$1,005	$—	$—	$—	$—	$—	$—	$—	$—	$1,005	$1,005
Municipal and other tax-exempt	—	—	40,511	41,579	11,053	10,516	—	—	11,454	11,462	63,018	63,557
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,932,200	3,997,428	—	—	—	—	—	—	—	—	3,932,200	3,997,428
FHLMC	1,810,476	1,836,870	—	—	—	—	—	—	—	—	1,810,476	1,836,870
GNMA	801,820	807,443	—	—	—	—	—	—	—	—	801,820	807,443
Other	4,808	5,143	—	—	—	—	—	—	—	—	4,808	5,143
Total U.S. government agencies	6,549,304	6,646,884	—	—	—	—	—	—	—	—	6,549,304	6,646,884
Private issue:
Alt-A loans	—	—	—	—	—	—	65,582	71,952	—	—	65,582	71,952
Jumbo-A loans	—	—	—	—	—	—	88,778	94,005	—	—	88,778	94,005
Total private issue	—	—	—	—	—	—	154,360	165,957	—	—	154,360	165,957
Total residential mortgage-backed securities	6,549,304	6,646,884	—	—	—	—	154,360	165,957	—	—	6,703,664	6,812,841
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,064,091	2,048,609	—	—	—	—	—	—	—	—	2,064,091	2,048,609
Other debt securities	—	—	4,400	4,149	5,038	5,063	—	—	—	—	9,438	9,212
Perpetual preferred stock	—	—	—	—	11,406	12,508	10,765	11,769	—	—	22,171	24,277
Equity securities and mutual funds	—	—	4	517	—	—	—	—	18,599	18,927	18,603	19,444
Total available for sale securities	$8,614,400	$8,696,498	$44,915	$46,245	$27,497	$28,087	$165,125	$177,726	$30,053	$30,389	$8,881,990	$8,978,945

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At December 31, 2014, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade by at least one of the nationally-recognized rating agencies. The gross unrealized loss on these securities totaled $664 thousand. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, changes in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

December 31,
	2014	2013

Unemployment rate	Held constant at 5.6% over the next 12 months and remain at 5.6% thereafter.	Increasing to 7.3% over the next 12 months and remain at 7.3% thereafter
Housing price appreciation/depreciation
Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 3.2% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.

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

The Company recognized no credit loss impairments on private-label residential mortgage-backed securities in earnings during 2014, $938 thousand in 2013 and $5.9 million in 2012.

The Company recognized no credit loss impairment in earnings during 2014 for certain below investment grade municipal securities based on an assessment of the issuer's on-going financial difficulties and bankruptcy filing in 2011. The Company recognized $1.4 million in impairment charges on these securities in 2013 and $1.0 million of impairment losses on these securities in 2012.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Year Ended
				December 31, 2014		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	14	$65,582	$71,952	—	$—	14	$36,127
Jumbo-A	30	88,778	94,005	—	—	29	18,220
Total	44	$154,360	$165,957	—	$—	43	$54,347

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Based on this evaluation, $373 thousand other-than-temporary impairment losses were recorded in earnings on equity securities during 2014. All remaining impairment of equity securities was considered temporary at December 31, 2014 and December 31, 2013. No other-than-temporary impairment loss related to equity securities was recorded in earnings in 2013 and $457 thousand in impairment losses were recorded in 2012.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$67,346	$75,228	$76,131
Additions for credit-related OTTI not previously recognized	—	618	113
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	—	320	6,780
Reductions for change in intent to hold before recovery	—	(3,589)	—
Sales	(12,999)	(5,231)	(7,796)
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$54,347	$67,346	$75,228
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

The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	December 31, 2014		December 31, 2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities	$311,597	$1,624	$157,431	$(8,378)
Other securities	—	—	9,694	209
Total	$311,597	$1,624	$167,125	$(8,169)

Restricted Equity Securities

Restricted equity securities include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares is restricted and they lack a market. A summary of restricted equity securities follows (in thousands):

	December 31,
	2014	2013
Federal Reserve Bank stock	$35,018	$33,742
Federal Home Loan Bank stock	106,476	51,498
Total	$141,494	$85,240

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2014 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$13,313,615	$94,719	$(39,359)	$55,360	$—	$55,360
Interest rate swaps	1,165,568	35,405	—	35,405	—	35,405
Energy contracts	579,801	141,166	(48,624)	92,542	(71,310)	21,232
Agricultural contracts	47,657	1,904	(1,256)	648	—	648
Foreign exchange contracts	290,965	238,395	—	238,395	—	238,395
Equity option contracts	194,960	10,834	—	10,834	—	10,834
Total customer risk management programs	15,592,566	522,423	(89,239)	433,184	(71,310)	361,874
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$15,592,566	$522,423	$(89,239)	$433,184	$(71,310)	$361,874

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$13,471,880	$91,949	$(39,359)	$52,590	$(52,290)	$300
Interest rate swaps	1,165,568	35,599	—	35,599	(18,717)	16,882
Energy contracts	579,801	142,839	(48,624)	94,215	—	94,215
Agricultural contracts	47,418	1,908	(1,256)	652	(596)	56
Foreign exchange contracts	290,856	238,118	—	238,118	(6,703)	231,415
Equity option contracts	194,960	10,834	—	10,834	—	10,834
Total customer risk management programs	15,750,483	521,247	(89,239)	432,008	(78,306)	353,702
Interest rate risk management programs	47,000	852	—	852	—	852
Total derivative contracts	$15,797,483	$522,099	$(89,239)	$432,860	$(78,306)	$354,554

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

When bilateral netting agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by counterparty basis.

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. As of December 31, 2014, a decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $19 million.

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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statement of Earnings (in thousands):

	Year Ended December 31,
	2014		2013		2012
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$27,007	$—	$29,614	$—	$25,509	$—
Interest rate swaps	2,494	—	2,991	—	3,458	—
Energy contracts	6,572	—	8,303	—	8,171	—
Agricultural contracts	146	—	357	—	382	—
Foreign exchange contracts	1,581	—	687	—	612	—
Equity option contracts	—	—	—	—	—	—
Total customer risk management programs	37,800	—	41,952	—	38,132	—
Interest rate risk management programs	—	2,776	—	(4,367)	—	(301)
Total derivative contracts	$37,800	$2,776	$41,952	$(4,367)	$38,132	$(301)

At December 31, 2014, BOK Financial had interest rate swaps with a notional value of $47 million used as part of the economic hedge of the change in the fair value of mortgage servicing rights.

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

None of these derivative contracts have been designated as hedging instruments.
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2014				December 31, 2013
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,736,976	$7,345,167	$13,527	$9,095,670	$1,637,620	$6,288,841	$16,760	$7,943,221
Commercial real estate	721,513	1,988,080	18,557	2,728,150	770,908	1,603,595	40,850	2,415,353
Residential mortgage	1,698,620	202,771	48,121	1,949,512	1,783,614	226,092	42,320	2,052,026
Consumer	102,865	331,274	566	434,705	135,494	244,951	1,219	381,664
Total	$4,259,974	$9,867,292	$80,771	$14,208,037	$4,327,636	$8,363,479	$101,149	$12,792,264
Accruing loans past due (90 days)[1]				$125				$1,415
Foregone interest on nonaccrual loans				$8,170				$9,815

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government.

At December 31, 2014, loans to businesses and individuals with collateral primarily located in Texas totaled $4.9 billion or 34% of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.4 billion or 24% of our total loan portfolio. Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. At December 31, 2013, loans to businesses and individuals with collateral primarily located in Texas totaled $4.3 billion or 34% of the loan portfolio and loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.3 billion or 26% of the loan portfolio.

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

At December 31, 2014, commercial loans with collateral primarily located in Texas totaled $3.2 billion or 36% of the commercial loan portfolio segment and commercial loans with collateral primarily located in Oklahoma totaled $2.0 billion or 22% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.9 billion or 20% of total loans at December 31, 2014, including $2.5 billion of outstanding loans to energy producers. Approximately 59% of committed production loans are secured by properties primarily producing oil and 41% are secured by properties producing natural gas. The services loan class totaled $2.5 billion at December 31, 2014. Approximately $1.2 billion of loans in the services category consist of loans with individual balances of less than $10 million. Businesses included in the services class include governmental, educational, utilities, not-for-profit and professional/technical services.

At December 31, 2013, commercial loans with collateral primarily located in Texas totaled $2.8 billion or 36% of the commercial loan portfolio segment and commercial loans with collateral primarily located in Oklahoma totaled $1.9 billion or 23% of the commercial loan portfolio segment. The energy loan class totaled $2.4 billion and the services loan class totaled $2.3 billion. Approximately $1.1 billion of loans in the services category consisted of loans with individual balances of less than $10 million.

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

At December 31, 2014, 34% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 16% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma. At December 31, 2013, 32% of commercial real estate loans were secured by properties in Texas, 19% of commercial real estate loans were secured by properties in Oklahoma and 11% of commercial real estate loans were secured by properties located primarily in Albuquerque, New Mexico.

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

At December 31, 2014 and 2013, residential mortgage loans included $206 million and $182 million, respectively, of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $774 million at December 31, 2014 and $808 million at December 31, 2013. At December 31, 2014, 69% of the home equity loan portfolio was comprised of first lien loans and 31% of the home equity portfolio was comprised of junior lien loans. Junior lien loans were distributed 71% to amortizing term loans and 29% to revolving lines of credit. At December 31, 2013, 70% of the home equity portfolio was comprised of first lien loans and 30% of the home equity loan portfolio was comprised of junior lien loans. Junior lien loans were distributed 74% to amortizing term loans and 26% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information.

At December 31, 2014, 38% of residential mortgage loans are secured by properties located in Oklahoma, 28% of residential mortgage loans are secured by properties located in Texas, 12% of residential mortgage are secured by properties located in New Mexico and 10% of residential mortgage are secured by properties located in Colorado. At December 31, 2013, 38% of residential mortgage loans were secured by properties in Oklahoma, 27% of residential mortgage were secured by properties in Texas and 10% of residential mortgage loans are secured by properties in New Mexico.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2014, outstanding commitments totaled $8.3 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2014, outstanding standby letters of credit totaled $448 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2014, outstanding commercial letters of credit totaled $6.7 million.

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

The activity in the allowance for loan losses and the accrual for off-balance sheet credit risk related to loan commitments and standby letters of credit for the year ended December 31, 2014 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$79,180	$41,573	$29,465	$6,965	$28,213	$185,396
Provision for loan losses	9,561	(4,084)	(3,559)	(892)	(168)	858
Loans charged off	(3,569)	(2,047)	(4,448)	(6,168)	—	(16,232)
Recoveries	5,703	7,003	2,000	4,328	—	19,034
Ending balance	$90,875	$42,445	$23,458	$4,233	$28,045	$189,056

Accrual for off-balance sheet credit risk:
Beginning balance	$119	$1,876	$90	$3	$—	$2,088
Provision for off-balance sheet credit risk	356	(1,169)	(62)	17	—	(858)
Ending balance	$475	$707	$28	$20	$—	$1,230

Total provision for credit losses	$9,917	$(5,253)	$(3,621)	$(875)	$(168)	$—

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2014 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,082,143	$90,709	$13,527	$166	$9,095,670	$90,875
Commercial real estate	2,709,593	42,404	18,557	41	2,728,150	42,445
Residential mortgage	1,901,391	23,353	48,121	105	1,949,512	23,458
Consumer	434,139	4,233	566	—	434,705	4,233
Total	14,127,266	160,699	80,771	312	14,208,037	161,011

Nonspecific allowance	—	—	—	—	—	28,045

Total	$14,127,266	$160,699	$80,771	$312	$14,208,037	$189,056

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at December 31, 2014 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,073,030	$90,085	$22,640	$790	$9,095,670	$90,875
Commercial real estate	2,728,150	42,445	—	—	2,728,150	42,445
Residential mortgage	192,303	2,996	1,757,209	20,462	1,949,512	23,458
Consumer	343,227	1,506	91,478	2,727	434,705	4,233
Total	12,336,710	137,032	1,871,327	23,979	14,208,037	161,011

Nonspecific allowance	—	—	—	—	—	28,045

Total	$12,336,710	$137,032	$1,871,327	$23,979	$14,208,037	$189,056

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

The following table summarizes the Company’s loan portfolio at December 31, 2014 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccruing	Performing	Nonaccruing	Total
Commercial:
Energy	$2,843,093	$15,919	$1,416	$—	$—	$2,860,428
Services	2,497,888	15,140	5,201	—	—	2,518,229
Wholesale/retail	1,301,026	8,141	4,149	—	—	1,313,316
Manufacturing	527,951	4,193	450	—	—	532,594
Healthcare	1,449,024	4,565	1,380	—	—	1,454,969
Other commercial and industrial	389,378	3,293	823	22,532	108	416,134
Total commercial	9,008,360	51,251	13,419	22,532	108	9,095,670

Commercial real estate:
Residential construction and land development	127,437	10,855	5,299	—	—	143,591
Retail	662,335	628	3,926	—	—	666,889
Office	411,548	576	3,420	—	—	415,544
Multifamily	691,053	13,245	—	—	—	704,298
Industrial	428,817	—	—	—	—	428,817
Other commercial real estate	362,375	724	5,912	—	—	369,011
Total commercial real estate	2,683,565	26,028	18,557	—	—	2,728,150

Residential mortgage:
Permanent mortgage	187,520	1,773	3,010	745,813	31,835	969,951
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	202,238	3,712	205,950
Home equity	—	—	—	764,047	9,564	773,611
Total residential mortgage	187,520	1,773	3,010	1,712,098	45,111	1,949,512

Consumer	343,041	19	167	91,079	399	434,705

Total	$12,222,486	$79,071	$35,153	$1,825,709	$45,618	$14,208,037

The following table summarizes the Company’s loan portfolio at December 31, 2013 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccruing	Performing	Nonaccruing	Total
Commercial:
Energy	$2,347,519	$2,381	$1,860	$—	$—	$2,351,760
Services	2,265,984	11,304	4,922	—	—	2,282,210
Wholesale/retail	1,191,791	2,604	6,969	—	—	1,201,364
Manufacturing	381,794	9,365	592	—	—	391,751
Healthcare	1,272,626	34	1,586	—	—	1,274,246
Other commercial and industrial	381,394	4,736	758	54,929	73	441,890
Total commercial	7,841,108	30,424	16,687	54,929	73	7,943,221

Commercial real estate:
Residential construction and land development	173,488	15,393	17,377	—	—	206,258
Retail	579,506	1,684	4,857	—	—	586,047
Office	403,951	1,157	6,391	—	—	411,499
Multifamily	562,800	13,695	7	—	—	576,502
Industrial	243,625	—	252	—	—	243,877
Other commercial real estate	371,628	7,576	11,966	—	—	391,170
Total commercial real estate	2,334,998	39,505	40,850	—	—	2,415,353

Residential mortgage:
Permanent mortgage	210,142	3,283	7,210	815,040	27,069	1,062,744
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	180,821	777	181,598
Home equity	—	—	—	800,420	7,264	807,684
Total residential mortgage	210,142	3,283	7,210	1,796,281	35,110	2,052,026

Consumer	264,536	795	202	115,114	1,017	381,664

Total	$10,650,784	$74,007	$64,949	$1,966,324	$36,200	$12,792,264

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a troubled debt restructuring and all loans repurchased from GNMA pool.

A summary of impaired loans follows (in thousands):

	As of December 31, 2014					Year Ended
		Recorded Investment				December 31, 2014
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,444	$1,416	$1,416	$—	$—	$1,638	$—
Services	8,068	5,201	4,487	714	157	5,061	—
Wholesale/retail	9,457	4,149	4,117	32	9	5,559	—
Manufacturing	737	450	450	—	—	521	—
Healthcare	2,432	1,380	1,380	—	—	1,483	—
Other commercial and industrial	8,604	931	931	—	—	881	—
Total commercial	30,742	13,527	12,781	746	166	15,143	—

Commercial real estate:
Residential construction and land development	10,071	5,299	5,192	107	23	11,338	—
Retail	5,406	3,926	3,926	—	—	4,392	—
Office	5,959	3,420	3,420	—	—	4,905	—
Multifamily	—	—	—	—	—	3	—
Industrial	—	—	—	—	—	126	—
Other commercial real estate	11,954	5,912	5,739	173	18	8,939	—
Total commercial real estate	33,390	18,557	18,277	280	41	29,703	—

Residential mortgage:
Permanent mortgage	43,463	34,845	34,675	170	105	34,561	1,418
Permanent mortgage guaranteed by U.S. government agencies[1]	212,684	205,950	205,950	—	—	194,017	8,342
Home equity	9,767	9,564	9,564	—	—	8,414	—
Total residential mortgage	265,914	250,359	250,189	170	105	236,992	9,760

Consumer	584	566	566	—	—	893	—

Total	$330,630	$283,009	$281,813	$1,196	$312	$282,731	$9,760

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2014, $3.7 million of these loans are nonaccruing and $202 million are accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, have been recovered.

	As of December 31, 2013					Year Ended
		Recorded Investment				December 31, 2013
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,860	$1,860	$1,860	$—	$—	$2,160	$—
Services	6,486	4,922	3,791	1,131	516	8,506	—
Wholesale/retail	11,009	6,969	6,937	32	9	5,023	—
Manufacturing	746	592	592	—	—	1,300	—
Healthcare	2,193	1,586	1,538	48	48	2,376	—
Other commercial and industrial	8,532	831	831	—	—	1,249	—
Total commercial	30,826	16,760	15,549	1,211	573	20,614	—

Commercial real estate:
Residential construction and land development	20,804	17,377	17,050	327	107	21,754	—
Retail	6,133	4,857	4,857	—	—	6,487	—
Office	7,848	6,391	6,383	8	8	6,610	—
Multifamily	7	7	7	—	—	1,357	—
Industrial	252	252	252	—	—	2,110	—
Other commercial real estate	14,593	11,966	11,779	187	18	12,421	—
Total commercial real estate	49,637	40,850	40,328	522	133	50,739	—

Residential mortgage:
Permanent mortgage	41,870	34,279	33,869	410	248	37,071	1,582
Permanent mortgage guaranteed by U.S. government agencies[1]	188,436	181,598	181,598	—	—	165,509	6,961
Home equity	7,537	7,264	7,264	—	—	6,760	—
Total residential mortgage	237,843	223,141	222,731	410	248	209,340	8,543

Consumer	1,228	1,219	1,219	—	—	1,965	—

Total	$319,534	$281,970	$279,827	$2,143	$954	$282,658	$8,543

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2013, $777 thousand of these loans are nonaccruing and $181 million are accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of December 31, 2014 is as follows (in thousands):

	As of December 31, 2014
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged-Off During the Year Ended December 31, 2014
Nonaccruing TDRs:
Commercial:
Energy	$—	$—	$—	$—	$—
Services	1,666	706	960	148	—
Wholesale/retail	3,381	3,284	97	9	—
Manufacturing	340	340	—	—	3,000
Healthcare	—	—	—	—	—
Other commercial and industrial	674	93	581	—	—
Total commercial	6,061	4,423	1,638	157	3,000

Commercial real estate:
Residential construction and land development	3,140	641	2,499	23	1,597
Retail	3,600	2,432	1,168	—	—
Office	2,324	—	2,324	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other commercial real estate	1,647	1,647	—	—	—
Total commercial real estate	10,711	4,720	5,991	23	1,597

Residential mortgage:
Permanent mortgage	16,393	11,134	5,259	105	262
Permanent mortgage guaranteed by U.S. government agencies	1,597	179	1,418	—	—
Home equity	5,184	3,736	1,448	—	247
Total residential mortgage	23,174	15,049	8,125	105	509

Consumer	419	253	166	—	1

Total nonaccruing TDRs	40,365	24,445	15,920	285	5,107

Accruing TDRs:
Residential mortgage:
Permanent mortgages guaranteed by U.S. government agencies	73,985	17,274	56,711	—	—
Total residential mortgage	73,985	17,274	56,711	—	—

Total accruing TDRs	73,985	17,274	56,711	—	—

Total TDRs	$114,350	$41,719	$72,631	$285	$5,107

A summary of troubled debt restructurings by accruing status as of December 31, 2013 is as follows (in thousands):

	As of December 31, 2013
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged-off During the Year Ended December 31, 2013
Nonaccruing TDRs:
Commercial:
Energy	$—	$—	$—	$—	$—
Services	2,235	852	1,383	237	—
Wholesale/retail	235	89	146	9	—
Manufacturing	391	—	391	—	154
Healthcare	—	—	—	—	—
Other commercial and industrial	771	173	598	—	—
Total commercial	3,632	1,114	2,518	246	154

Commercial real estate:
Residential construction and land development	10,148	1,444	8,704	107	46
Retail	4,359	3,141	1,218	—	582
Office	5,059	3,872	1,187	—	117
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other commercial real estate	5,011	2,885	2,126	—	—
Total commercial real estate	24,577	11,342	13,235	107	745

Residential mortgage:
Permanent mortgage	18,697	12,214	6,483	88	469
Home equity	4,045	3,531	514	—	112
Total residential mortgage	22,742	15,745	6,997	88	581

Consumer	1,008	758	250	—	1

Total nonaccuring TDRs	51,959	28,959	23,000	441	1,481

Accruing TDRs:
Residential mortgage:
Permanent mortgages guaranteed by U.S. government agencies	54,322	13,384	40,938	—	—
Total residential mortgage	54,322	13,384	40,938	—	—

Total accruing TDRs	54,322	13,384	40,938	—	—

Total TDRs	$106,281	$42,343	$63,938	$441	$1,481

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following table details the recorded balance of loans at December 31, 2014 by class that were restructured during the year ended December 31, 2014 by primary type of concession (in thousands):

	Year Ended December 31, 2014
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	3,261	—	3,261	3,261
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	396	81	477	477
Total commercial	—	—	—	—	3,657	81	3,738	3,738

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	—	586	3,538	4,124	4,124
Permanent mortgage guaranteed by U.S. government agencies	15,386	17,293	32,679	—	—	1,059	1,059	33,738
Home equity	—	—	—	—	—	2,534	2,534	2,534
Total residential mortgage	15,386	17,293	32,679	—	586	7,131	7,717	40,396

Consumer	—	—	—	—	—	76	76	76

Total	$15,386	$17,293	$32,679	$—	$4,243	$7,288	$11,531	$44,210

The following table details the recorded balance of loans by class that were restructured during the year ended December 31, 2013 by primary type of concession (in thousands):

	Year Ended December 31, 2013
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	1,080	—	1,080	1,080
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	391	—	391	391
Healthcare	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	139	—	57	196	196
Total commercial	—	—	—	139	1,471	57	1,667	1,667

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	486	—	486	486
Office	—	—	—	—	2,819	—	2,819	2,819
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	517	—	517	517
Total commercial real estate	—	—	—	—	3,822	—	3,822	3,822

Residential mortgage:
Permanent mortgage	—	—	—	—	1,062	1,894	2,956	2,956
Permanent mortgage guaranteed by U.S. government agencies	11,545	12,518	24,063	—	—	—	—	24,063
Home equity	—	—	—	—	—	2,800	2,800	2,800
Total residential mortgage	11,545	12,518	24,063	—	1,062	4,694	5,756	29,819

Consumer	—	—	—	75	—	638	713	713

Total	$11,545	$12,518	$24,063	$214	$6,355	$5,389	$11,958	$36,021

The following table summarizes, by loan class, the recorded investment at December 31, 2014 and 2013, respectively of loans modified as TDRs within the previous 12 months and for which there was a payment default during the years ended December 31, 2014 and 2013, respectively (in thousands):

	Year Ended
	December 31, 2014			December 31, 2013
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	1,080	1,080
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	391	391
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	13	13	—	164	164
Total commercial	—	13	13	—	1,635	1,635

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—
Retail	—	—	—	—	486	486
Office	—	—	—	—	2,819	2,819
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	517	517
Total commercial real estate	—	—	—	—	3,822	3,822

Residential mortgage:
Permanent mortgage	—	2,836	2,836	—	586	586
Permanent mortgage guaranteed by U.S. government agencies	29,585	1,047	30,632	23,918	—	23,918
Home equity	—	1,101	1,101	—	590	590
Total residential mortgage	29,585	4,984	34,569	23,918	1,176	25,094

Consumer	—	25	25	—	155	155

Total	$29,585	$5,022	$34,607	$23,918	$6,788	$30,706

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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2014 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,857,082	$1,930	$—	$1,416	$2,860,428
Services	2,511,892	1,136	—	5,201	2,518,229
Wholesale/retail	1,309,167	—	—	4,149	1,313,316
Manufacturing	532,144	—	—	450	532,594
Healthcare	1,453,409	180	—	1,380	1,454,969
Other commercial and industrial	415,030	173	—	931	416,134
Total commercial	9,078,724	3,419	—	13,527	9,095,670

Commercial real estate:
Residential construction and land development	133,642	4,650	—	5,299	143,591
Retail	662,963	—	—	3,926	666,889
Office	412,124	—	—	3,420	415,544
Multifamily	704,298	—	—	—	704,298
Industrial	428,817	—	—	—	428,817
Other commercial real estate	362,529	570	—	5,912	369,011
Total commercial real estate	2,704,373	5,220	—	18,557	2,728,150

Residential mortgage:
Permanent mortgage	929,090	5,970	46	34,845	969,951
Permanent mortgages guaranteed by U.S. government agencies	26,691	23,558	151,989	3,712	205,950
Home equity	761,247	2,723	77	9,564	773,611
Total residential mortgage	1,717,028	32,251	152,112	48,121	1,949,512

Consumer	433,590	547	2	566	434,705

Total	$13,933,715	$41,437	$152,114	$80,771	$14,208,037

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2013 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,347,267	$2,483	$150	$1,860	$2,351,760
Services	2,276,036	1,210	42	4,922	2,282,210
Wholesale/retail	1,193,905	338	152	6,969	1,201,364
Manufacturing	391,159	—	—	592	391,751
Healthcare	1,272,660	—	—	1,586	1,274,246
Other commercial and industrial	440,973	81	5	831	441,890
Total commercial	7,922,000	4,112	349	16,760	7,943,221

Commercial real estate:
Residential construction and land development	188,434	428	19	17,377	206,258
Retail	580,926	264	—	4,857	586,047
Office	404,505	603	—	6,391	411,499
Multifamily	576,495	—	—	7	576,502
Industrial	243,625	—	—	252	243,877
Other commercial real estate	376,699	1,493	1,012	11,966	391,170
Total commercial real estate	2,370,684	2,788	1,031	40,850	2,415,353

Residential mortgage:
Permanent mortgage	1,018,670	9,795	—	34,279	1,062,744
Permanent mortgages guaranteed by U.S. government agencies	21,916	17,290	141,615	777	181,598
Home equity	797,299	3,087	34	7,264	807,684
Total residential mortgage	1,837,885	30,172	141,649	42,320	2,052,026

Consumer	379,417	1,027	1	1,219	381,664

Total	$12,509,986	$38,099	$143,030	$101,149	$12,792,264

(5) Premises and Equipment

Premises and equipment at December 31 are summarized as follows (in thousands):

	December 31,
	2014	2013
Land	$71,371	$75,859
Buildings and improvements	225,008	221,326
Software	120,010	103,473
Furniture and equipment	179,513	163,013
Construction in progress	21,805	31,027
Subtotal	617,707	594,698
Less accumulated depreciation	343,874	316,849
Total	$273,833	$277,849

Depreciation expense of premises and equipment was $33 million, $30 million and $33 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(6) Goodwill and Intangible Assets

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

The purchase price for acquisitions in 2014 totaled approximately $27 million including $23 million paid in cash and $4 million of contingent consideration. The purchase price allocation included $14 million of identifiable intangible assets and $18 million of goodwill. The pro-forma impact of these transactions was not material to the Company's consolidated financial statements.

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	December 31,
	2014	2013
Core deposit premiums	$33,749	$33,749
Less accumulated amortization	33,088	32,656
Net core deposit premiums	661	1,093

Other identifiable intangible assets	50,288	36,511
Less accumulated amortization	16,573	13,040
Net other identifiable intangible assets	33,715	23,471

Total intangible assets, net	$34,376	$24,564

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2015	$393	$3,967	$4,360
2016	247	3,967	4,214
2017	21	3,735	3,756
2018	—	3,078	3,078
2019	—	2,816	2,816
Thereafter	—	16,152	16,152
	$661	$33,715	$34,376

The changes in the carrying value of goodwill by operating segment for the year ended December 31, 2014 are as follows (in thousands):

	Commercial	Consumer	Wealth Management	Total
Balance, December 31, 2012
Goodwill	$271,162	$39,251	$51,794	$362,207
Accumulated impairment losses	—	(228)	—	(228)
	271,162	39,023	51,794	361,979

Goodwill adjustments during 2013	(2,220)	—	—	(2,220)

Balance, December 31, 2013
Goodwill	268,942	39,251	51,794	359,987
Accumulated impairment losses	—	(228)	—	(228)
	268,942	39,023	51,794	359,759

Goodwill acquired during 2014	421	—	17,600	18,021

Balance, December 31, 2014
Goodwill	269,363	39,251	69,394	378,008
Accumulated Impairment	—	(228)	—	(228)
	$269,363	$39,023	$69,394	$377,780

The annual goodwill evaluations for 2014 and 2013 did not indicate impairment for any reporting unit. Economic conditions did not indicate that impairment existed for any identifiable intangible assets and therefore no impairment evaluation was performed.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2014		December 31, 2013
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$291,537	$298,212	$192,266	$193,584
Residential mortgage loan commitments	520,829	9,971	258,873	2,656
Forward sales contracts	701,066	(4,001)	435,867	4,306
		$304,182		$200,546

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2014 or December 31, 2013. No credit losses were recognized on residential mortgage loans held for sale for the years ended December 31, 2014, 2013 and 2012.

Mortgage banking revenue was as follows (in thousands):

	Year Ended
	2014	2013	2012
Production revenue:
Net realized gains on sales of mortgage loans	$56,696	$95,309	$115,879
Net change in unrealized gain on mortgage loans held for sale	5,357	(10,899)	4,720
Change in the fair value of mortgage loan commitments	7,315	(10,077)	6,136
Change in the fair value of forward sales contracts	(8,307)	5,212	2,382
Total production revenue	61,061	79,545	129,117
Servicing revenue	48,032	42,389	40,185
Total mortgage banking revenue	$109,093	$121,934	$169,302

Mortgage production revenue includes gain (loss) on residential mortgage loans held for sale and changes in the fair value of derivative contracts not designated as hedging instruments related to residential mortgage loan commitments and forward sales contracts. Servicing revenue includes servicing fee income and late charges on loans serviced for others.

Residential Mortgage Servicing

The Company generally retains the right to service residential mortgage loans sold and may purchase mortgage servicing rights. The unpaid principal balance of loans serviced for others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	December 31,
	2014	2013	2012
Number of residential mortgage loans serviced for others	117,483	106,137	98,246
Outstanding principal balance of residential mortgage loans serviced for others	$16,162,887	$13,718,942	$11,981,624
Weighted average interest rate	4.29%	4.40%	4.71%
Remaining term (in months)	296	292	289

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2014 is as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2011	$18,903	$67,880	$86,783
Additions, net	—	42,191	42,191
Change in fair value due to loan runoff	(4,164)	(14,788)	(18,952)
Change in fair value due to market changes	(1,763)	(7,447)	(9,210)
Balance, December 31, 2012	12,976	87,836	100,812
Additions, net	—	49,431	49,431
Change in fair value due to loan runoff	(3,029)	(16,601)	(19,630)
Change in fair value due to market changes	5,988	16,732	22,720
Balance, December 31, 2013	15,935	137,398	153,333
Additions, net	—	54,413	54,413
Change in fair value due to loan runoff	(2,357)	(16,968)	(19,325)
Change in fair value due to market changes	(2,464)	(13,981)	(16,445)
Balance, December 31, 2014	$11,114	$160,862	$171,976

Changes in the fair value of mortgage servicing rights due to market changes are included in Other operating revenue in the Consolidated Statements of Earnings. Changes in fair value due to loan runoff are included in Mortgage banking costs.

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31,
	2014	2013
Discount rate – risk-free rate plus a market premium	10.17%	10.21%
Prepayment rate – based upon loan interest rate, original term and loan type	7.70% - 30.44%	6.66% - 26.19%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$60 - $105	$60 - $105
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,250	$1,000 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.77%	1.80%

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at December 31, 2014 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$67,412	$80,405	$19,383	$4,776	$171,976
Outstanding principal of loans serviced for others	6,332,112	6,882,025	1,989,977	958,773	16,162,887
Weighted average prepayment rate[1]	7.70%	8.58%	14.50%	30.44%	10.26%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

Changes in primary residential mortgage interest rates directly affect the prepayment speeds used in valuing our mortgage servicing rights. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial’s servicing portfolio.

The interest rate sensitivity of our mortgage servicing rights net of securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At December 31, 2014, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $4.7 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $4.6 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at December 31, 2014 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$5,289,078	$37,881	$9,418	$33,837	$5,370,214
FNMA	5,200,509	27,089	5,736	22,087	5,255,421
GNMA	4,920,064	132,680	34,602	13,594	5,100,940
Other	422,598	6,674	1,491	5,549	436,312
Total	$15,832,249	$204,324	$51,247	$75,067	$16,162,887

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $180 million at December 31, 2014 and $191 million at December 31, 2013. At December 31, 2014, approximately 4% of the loans sold with recourse with an outstanding principal balance of $7.1 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5% with an outstanding balance of $8.4 million were past due 30 to 89 days. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the accrual for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Year Ended
	2014	2013	2012
Beginning balance	$9,562	$13,158	$18,683
Provision for recourse losses	354	517	(100)
Loans charged off, net	(2,617)	(4,113)	(5,425)
Ending balance	$7,299	$9,562	$13,158

The Company also has off-balance sheet obligations to repurchase or provide indemnification for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements.The Company has established an accrual for credit losses related to potential loan repurchases under representations and warranties that is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings. For 2014, the Company has repurchased 41 loans from the agencies for $6.5 million and recognized $62 thousand of related losses. In addition, the Company has paid indemnification for 17 loans and recognized $613 thousand of related losses during 2014.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	December 31,
	2014	2013
Number of unresolved deficiency requests	186	578
Aggregate outstanding principal balance subject to unresolved deficiency requests	$15,328	$69,288
Unpaid principal balance subject to indemnification by the Company	4,047	3,200

The activity in the accruals for mortgage losses is summarized as follows (in thousands).

	December 31,
	2014	2013
Beginning balance	$12,716	$8,983
Provision for losses	7,200	6,221
Charge-offs, net	(8,048)	(2,488)
Ending balance	$11,868	$12,716

(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Transaction deposits	$9,757	$11,155	$14,300
Savings	401	442	540
Time:
Certificates of deposits under $100,000	14,278	16,234	19,150
Certificates of deposits $100,000 and over	11,878	12,273	16,331
Other time deposits	14,369	15,460	16,692
Total time	40,525	43,967	52,173
Total	$50,683	$55,564	$67,013

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2014 and 2013 were $994 million and $988 million, respectively.

Time deposit maturities are as follows:  2015 – $1.3 billion, 2016 – $519 million, 2017 – $170 million, 2018 – $201 million, 2019 – $81 million and $290 million thereafter. At December 31, 2014 and 2013, the Company had $334 million and $186 million, respectively, in fixed rate, brokered certificates of deposits. The weighted-average interest rate paid on these certificates was 2.59% in 2014 and 2.96% in 2013.

The aggregate amount of overdrawn transaction deposits that have been reclassified as loan balances was $6.2 million at December 31, 2014 and $37 million at December 31, 2013.

(9) Other Borrowings

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended
	December 31, 2014		December 31, 2014
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent Company and Other Non-Bank Subsidiaries:
Other	$—	—%	$—	—%	$—
Total Parent Company and Other Non-Bank Subsidiaries	—		—	—

Subsidiary Bank:
Funds purchased	57,031	0.05	494,220	0.07	1,548,676
Repurchase agreements	1,187,489	0.04	928,767	0.06	1,187,489
Other borrowings:
Federal Home Loan Bank advances	2,103,400	0.25	1,894,966	0.24	3,453,400
GNMA repurchase liability	14,298	5.05	17,343	5.20	24,980
Other	16,076	2.73	16,433	2.32	16,582
Total other borrowings	2,133,774		1,928,742	0.35
Subordinated debentures	347,983	2.35	347,892	2.50	347,983
Total subsidiary bank	3,726,277		3,699,621	0.43

Total other borrowed funds	$3,726,277		$3,699,621	0.43%

	As of		Year Ended
	December 31, 2013		December 31, 2013
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent Company and Other Non-Bank Subsidiaries:
Other	$—	—%	$326	—%	$—
Total Parent Company and Other Non-Bank Subsidiaries	—		326	—

Subsidiary Bank:
Funds purchased	868,081	0.04	866,062	0.10	997,536
Repurchase agreements	813,454	0.05	811,996	0.06	881,033
Other borrowings:
Federal Home Loan Bank advances	1,005,650	0.19	1,661,424	0.20	2,451,197
GNMA repurchase liability	18,113	5.50	15,741	5.43	21,055
Other	16,590	2.73	16,502	2.54	17,092
Total other borrowings	1,040,353		1,693,667
Subordinated debentures	347,802	2.35	347,717	2.51	347,802
Total subsidiary bank	3,069,690		3,719,442	0.41

Total other borrowings	$3,069,690		$3,719,768	0.40%

	As of		Year Ended
	December 31, 2012		December 31, 2012
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent Company and Other Non-Bank Subsidiaries:
Other	$10,500	1.50%	$394	1.11	$10,500
Total Parent Company and Other Non-Bank Subsidiaries	10,500		394	1.11

Subsidiary Banks:
Funds purchased	1,167,416	0.05	1,512,711	0.14	1,810,793
Repurchase agreements	887,030	0.07	1,072,650	0.09	1,272,151
Other borrowings:
Federal Home Loan Bank advances	604,897	0.23	104,925	0.31	604,897
GNMA repurchase liability	20,046	5.44	33,769	5.41	47,840
Other	16,332	2.79	16,577	2.91	16,761
Total other borrowings	641,275		155,271
Subordinated debentures	347,633	2.40	363,699	3.79	398,897
Total subsidiary banks	3,043,354		3,104,330	0.65

Total other borrowings	$3,053,854		$3,104,724	0.65%
Aggregate annual principal repayments at December 31, 2014 are as follows (in thousands):

	Parent Company and Other Non-bank Subsidiaries	Subsidiary Bank
2015	$—	$3,484,519
2016	—	525
2017	—	226,732
2018	—	575
2019	—	575
Thereafter	—	13,351
Total	$—	$3,726,277

Funds purchased are unsecured and generally mature within one to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities. There was no outstanding accrued interest payable related to repurchase agreements at December 31, 2014 or December 31, 2013.

Additional information relating to securities sold under agreements to repurchase and related liabilities at December 31, 2014 and 2013 is as follows (dollars in thousands):

	December 31, 2014
	Amortized	Market	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. Agency Securities:
Overnight[1]	$1,185,345	$1,192,361	$1,187,445	0.04%
Long-term	—	—	—	—%
Total Agency Securities	$1,185,345	$1,192,361	$1,187,445	0.04%

	December 31, 2013
	Amortized	Market	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. Agency Securities:
Overnight[1]	$1,085,893	$1,075,821	$813,624	0.05%
Long-term	—	—	—	—%
Total Agency Securities	$1,085,893	$1,075,821	$813,624	0.05%

[1]
BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $315 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2014 pursuant to the Federal Home Loan Bank’s collateral policies is $1.9 billion.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.00% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 5, 2015. The Credit Facility contains customary representations and warranties, as well as affirmative and negative covenants, including limits on the Company’s ability to borrow additional funds, make investments or sell assets. These covenants also require BOKF to maintain minimum capital levels. At December 31, 2014, no amounts were outstanding under the Credit Facility and the Company met all of the covenants.

In addition, BOSC may borrow funds from Pershing, LLC ("Pershing"), a clearing broker/dealer and a wholly owned subsidiary of Bank of New York Mellon, for the purposes of financing securities purchases or to facilitate funding of investment banking activities, on terms to be negotiated at the time of the borrowing. BOSC had no borrowings from Pershing outstanding at December 31, 2014 or December 31, 2013.

In 2007, the Bank issued $250 million of subordinated debt due May 15, 2017. Interest on this debt was based upon a fixed rate of 5.75% through May 14, 2012 and is based on a floating rate of three-month LIBOR plus 0.69% thereafter. The proceeds of this debt were used to fund the Worth National Bank and First United Bank acquisitions and to fund continued asset growth. At December 31, 2014, and December 31, 2013 $227 million of this subordinated debt remained outstanding.

In 2005, the Bank issued $150 million of fixed rate subordinated debt due June 1, 2015. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay the unsecured revolving line of credit and to provide additional capital to support asset growth. During 2006, an interest rate swap was designated as a hedge of changes in fair value of the subordinated debt due to changes in interest rates. The Company received a fixed rate of interest and paid a variable rate based on 1-month LIBOR. This fair value hedging relationship was discontinued and the interest rate swap was terminated in April 2007. At December 31, 2014 and December 31, 2013, $122 million of this subordinated debt remains outstanding.

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

(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Available for sale securities mark to market	$—	$14,751
Share-based compensation	9,414	8,064
Credit loss allowances	74,362	75,657
Valuation adjustments	36,870	35,292
Deferred compensation	23,333	60,068
Unearned fees	11,820	10,683
Other	26,633	22,348
Total deferred tax assets	182,432	226,863

Deferred tax liabilities:
Available for sale securities mark to market	37,719	—
Depreciation	18,601	17,333
Mortgage servicing rights	86,752	72,235
Lease financing	24,429	23,202
Other	22,160	18,494
Total deferred tax liabilities	189,661	131,264
Net deferred tax assets (liabilities)	$(7,229)	$95,599

The company determined that no valuation allowance was necessary on deferred tax assets as of December 31, 2014 and 2013.
The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income tax expense:
Federal	$85,990	$125,412	$159,706
State	9,392	14,381	19,103
Total current income tax expense	95,382	139,793	178,809

Deferred income tax expense:
Federal	36,521	15,915	8,664
State	2,949	1,590	1,267
Total deferred income tax expense	39,470	17,505	9,931
Total income tax expense	$134,852	$157,298	$188,740

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amount:
Federal statutory tax	$150,616	$166,680	$190,003
Tax exempt revenue	(8,446)	(7,361)	(5,558)
Effect of state income taxes, net of federal benefit	9,054	10,937	13,684
Utilization of tax credits	(11,107)	(8,145)	(5,126)
Bank-owned life insurance	(3,183)	(3,596)	(3,850)
Reduction of tax accrual	(2,281)	(1,400)	(950)
Other, net	199	183	537
Total income tax expense	$134,852	$157,298	$188,740

Due to the favorable resolution of certain tax issues for the periods ended December 31, 2010 and 2009, BOK Financial reduced its tax accrual by $2.3 million and $1.4 million in 2014 and 2013, respectively, which was credited against current income tax expense.

	Year Ended December 31,
	2014	2013	2012
Percent of pretax income:
Federal statutory tax	35.0%	35.0%	35.0%
Tax exempt revenue	(2.0)	(1.5)	(1.0)
Effect of state income taxes, net of federal benefit	2.1	2.3	2.5
Utilization of tax credits	(2.6)	(1.7)	(0.9)
Bank-owned life insurance	(0.7)	(0.8)	(0.7)
Reduction of tax accrual	(0.5)	(0.3)	(0.1)
Other, net	—	—	—
Total	31.3%	33.0%	34.8%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance as of January 1	$12,058	$12,275	$12,230
Additions for tax for current year positions	3,813	2,730	3,976
Settlements during the period	—	—	(1,000)
Lapses of applicable statute of limitations	(2,497)	(2,947)	(2,931)
Balance as of December 31	$13,374	$12,058	$12,275

Of the above unrecognized tax benefits, $8.7 million, if recognized, would affect the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $1.5 million for 2014, $1.2 million for 2013 and $1.2 million for 2012 in interest and penalties. The Company had approximately $3.6 million and $2.9 million accrued for the payment of interest and penalties at December 31, 2014 and 2013, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

The Internal Revenue Service completed an audit of the Company's federal income tax return for the year ended December 31, 2008 during the first quarter 2012 with no adjustments. The Internal Revenue Service also completed its audit of the Company’s 2008 refund claim during the first quarter of 2013 with no adjustments.

(11) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. During 2014 and 2013, interest accrued on employees' account balances at a variable rate tied to the five-year trailing average of five-year Treasury Securities plus 1.5%. The rate has a floor of 3.0% and a ceiling of 5.0%. The 2014 quarterly variable rates ranged from 3.00% to 3.01%.

The following table presents information regarding this plan (in thousands):

	December 31,
	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$44,765	$48,028
Interest cost	1,685	1,532
Actuarial loss (gain)	2,878	(1,543)
Benefits paid	(4,104)	(3,252)
Projected benefit obligation at end of year[1,2]	$45,224	$44,765
Change in plan assets:
Plan assets at fair value at beginning of year	$48,812	$45,920
Actual return on plan assets	4,735	6,144
Benefits paid	(4,104)	(3,252)
Plan assets at fair value at end of year	$49,443	$48,812

Funded status of the plan	$4,219	$4,047
Components of net periodic benefit costs:
Interest cost	$1,685	$1,532
Expected return on plan assets	(2,539)	(2,185)
Recognized prior service cost	(1,175)	(1,175)
Amortization of unrecognized net loss	2,584	3,830
Net periodic pension cost	$555	$2,002

[1]	Projected benefit obligation equals accumulated benefit obligation.

[2]	Projected benefit obligation is based on January 1 measurement date.

Weighted-average assumptions as of December 31:	2014	2013
Discount rate	3.42%	4.05%
Expected return on plan assets	6.00%	6.00%

As of December 31, 2014, expected future benefit payments related to the Pension Plan were as follows (in thousands):

2015	$3,535
2016	3,673
2017	3,270
2018	3,396
2019	3,628
Thereafter	44,057
$61,559

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Balanced Fund. The stated objective of this fund is to provide an attractive total return through a broadly diversified mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund’s securities. The inception-to-date return on the fund, which is used as an indicator when setting the expected return on plan assets, was 7.44%. As of December 31, 2014, the expected return on plan assets for 2015 is 6.00%. The maximum tax deductible Pension Plan contribution for 2014 was $21 million. No minimum contribution was required for 2014, 2013 or 2012. We expect approximately $267 thousand of net pension costs currently in accumulated other comprehensive income to be recognized as net periodic pension cost in 2015.

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the plan. The Company-provided matching contribution rates range from 50% for employees with less than four years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of up to $750 per participant for employees whose annual base compensation is less than $40,000. Total non-elective contributions were $662 thousand for 2014, $738 thousand for 2013 and $802 thousand for 2012.

Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $18.6 million for 2014, $18.1 million for 2013 and $16.8 million for 2012.

BOK Financial offers numerous incentive compensation plans that are aligned with the Company’s growth strategy. Compensation awarded under these plans may be based on defined formulas, other performance criteria or discretionary. Incentive compensation is designed to motivate and reinforce sales and customer service behavior in all markets. Earnings were charged $111.7 million in 2014, $110.9 million in 2013, and $116.7 million in 2012 for cash incentive compensation.

(12) Share-Based Compensation Plans

The shareholders and Board of Directors of BOK Financial have approved various share-based compensation plans. An independent compensation committee of the Board of Directors determines the number of awards granted to the Chief Executive Officer and other senior executives. Share-based compensation is granted to other officers and employees as determined by the Chief Executive Officer.

The following table presents stock options outstanding during 2014, 2013 and 2012 under these plans (in thousands, except for per share data):

	Number	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	2,621,347	$47.01	$20,769
Options awarded	67,155	58.76
Options exercised	(708,295)	45.32
Options forfeited	(22,559)	50.36
Options expired	(66,862)	45.97
Options outstanding at December 31, 2012	1,890,786	48.29	11,748
Options awarded	81,492	55.74
Options exercised	(608,663)	48.00
Options forfeited	(219,342)	47.65
Options expired	(9,168)	50.61
Options outstanding at December 31, 2013	1,135,105	49.09	19,564
Options awarded	—	—
Options exercised	(323,004)	49.17
Options forfeited	(15,509)	45.71
Options expired	(2,701)	47.98
Options outstanding at December 31, 2014	793,891	$49.05	$8,725
Options vested at:
December 31, 2012	601,367	$47.99	$3,890
December 31, 2013	424,459	49.49	7,146
December 31, 2014	347,633	48.85	3,889

The following table summarizes information concerning currently outstanding and vested stock options:

	Options Outstanding			Options Vested
		Weighted				Weighted
		Average	Weighted		Weighted	Average
Range of		Remaining	Average		Average	Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise	Contractual
Prices	Outstanding	Life (years)	Price	Vested	Price	Life (years)
$36.65	190,832	2.83	$36.65	65,626	$36.65	1.51
45.15 - 47.34	33,574	0.76	47.09	33,574	47.09	0.76
48.30	39,557	3.16	48.30	13,326	48.30	1.42
48.46	169,422	2.16	48.46	95,415	48.46	1.49
54.33	78,904	1.48	54.33	78,904	54.33	1.48
55.74	78,108	5.16	55.74	8,260	55.74	2.03
55.94	125,285	3.62	55.94	37,008	55.94	1.44
58.76	78,209	4.35	58.76	15,520	58.76	1.59

The aggregate intrinsic value of options exercised was $5.5 million for 2014, $8.5 million for 2013 and $8.3 million for 2012.

The fair value of options was determined as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012
Average risk-free interest rate[1]	0.89%	0.93%
Dividend yield	2.80%	2.20%
Volatility factors	0.272	0.280
Weighted average expected life	4.9 years	4.9 years
Weighted average fair value	$9.67	$11.48

[1]	Average risk-free interest rate represents U.S. Treasury rates matched to the expected life of the options.

No options were granted in 2014. Compensation expense recognized on stock options totaled $826 thousand for 2014, $1.3 million for 2013 and $4.1 million for 2012. Compensation cost of stock options granted that may be recognized as compensation expense in future years totaled $980 thousand at December 31, 2014. Subject to adjustments for forfeitures, we expect to recognize compensation expense for current outstanding options of $475 thousand in 2015, $275 thousand in 2016, $152 thousand in 2017, $60 thousand in 2018, and $18 thousand in 2019.

The following represents a summary of the non-vested stock awards as of December 31, 2014 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	503,738
Granted	197,058	$55.63
Vested	(76,192)	$47.32
Forfeited	(31,773)	$50.45
Non-vested at December 31, 2012	592,831
Granted	211,791	$55.84
Vested	(66,648)	$35.93
Forfeited	(89,985)	$49.95
Non-vested at December 31, 2013	647,989
Granted	206,621	$64.96
Vested	(140,820)	$44.56
Forfeited	(25,179)	$56.26
Non-vested at December 31, 2014	688,611

Compensation expense recognized on non-vested shares totaled $10.0 million for 2014, $6.9 million for 2013 and $5.6 million for 2012. Unrecognized compensation cost of non-vested shares totaled $15.5 million at December 31, 2014. Subject to adjustment for forfeitures, we expect to recognize compensation expense of $9.3 million in 2015, $5.7 million in 2016, $474 thousand in 2017 and $1 thousand in 2018.

On April 26, 2011 shareholders approved the BOK Financial Corporation 2011 True-Up Plan. The True-Up Plan was intended to address inequality in the Executive Incentive Plan which had been approved by shareholders in 2003. The True-Up Plan was designed to adjust performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks. As of December 31, 2013, the Company had accrued $69 million for the True-Up Plan liability. The final amount distributed in May 2014 totaled $56 million, including $35 million in cash and $21 million consisting of 331 thousand shares at a price of $64.91 per share.

During January 2015, BOK Financial awarded 297,106 shares of non-vested stock with a fair value per award of $55.53. The aggregate compensation cost of these awards totaled approximately $16.5 million. This cost will be recognized over the vesting periods, subject to adjustments for forfeitures. Non-vested shares awarded in January 2015 generally cliff vest in 3 years and are subject to a 2 year holding period after vesting.

(13) Related Parties

In compliance with applicable regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as “related parties”) in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements. The Company’s loans to related parties do not involve more than the normal credit risk and there are no nonaccruing or impaired related party loans outstanding at December 31, 2014 or 2013.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$88,691	$49,943
Advances	712,413	292,393
Payments	(698,149)	(253,645)
Adjustments[1]	440	—
Ending balance	$103,395	$88,691

[1]	Adjustments generally consist of changes in status as a related party.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

The Company rents office space in facilities owned by affiliates of Mr. Kaiser, its Chairman and principal shareholder. Lease payments totaled $900 thousand for 2014, $952 thousand for 2013 and $1.1 million for 2012.

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

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of the Bank, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). The Bank is custodian and BOSC, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 99% of the Funds’ assets of $3.2 billion are held for the Company's clients. A Company executive officer serves on the Funds' board of trustees and officers of the Bank serve as president and secretary of the Funds. A majority of the members of the Funds’ board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $5.6 million at December 31, 2014. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these type of investments.

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

A summary of consolidated and unconsolidated alternative investments as of December 31, 2014 and December 31, 2013 is as follows (in thousands):

	December 31, 2014
	Loans	Other Assets	Other Liabilities	Other Borrowings	Non-controlling Interests
Consolidated:
Private equity funds	$—	$25,627	$—	$—	$21,921
Tax credit entities	10,000	12,827	—	10,964	10,000
Other	—	5,996	—	—	2,106
Total consolidated	$10,000	$44,450	$—	$10,964	$34,027

Unconsolidated:
Tax credit entities	$18,192	$96,721	$28,920	$—	$—
Other	—	9,471	4,050	—	—
Total unconsolidated	$18,192	$106,192	$32,970	$—	$—

	December 31, 2013
	Loans	Other Assets	Other Liabilities	Other Borrowings	Non-controlling Interests
Consolidated:
Private equity funds	$—	$27,341	$—	$—	$23,036
Tax credit entities	10,000	13,448	—	10,964	9,869
Other	—	9,178	—	—	2,019
Total consolidated	$10,000	$49,967	$—	$10,964	$34,924

Unconsolidated:
Tax credit entities	$27,319	$90,260	$35,776	$—	$—
Other	—	9,257	1,681	—	—
Total unconsolidated	$27,319	$99,517	$37,457	$—	$—

Other Commitments and Contingencies

At December 31, 2014, Cavanal Hill Funds’ assets included $1.1 billion of U.S. Treasury, $1.3 billion of cash management and $258 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at December 31, 2014. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2014 or 2013.

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

Total rent expense for BOK Financial was $25.0 million in 2014, $23.5 million in 2013 and $21.7 million in 2012. At December 31, 2014, future minimum lease payments for premises under operating leases were as follows: $26.0 million in 2015, $22.9 million in 2016, $19.3 million in 2017, $15.1 million in 2018, $13.0 million in 2019 and $104.8 million thereafter. The Bank is obligated under a long-term lease for its bank premises in downtown Tulsa. The lease term, which began November 1, 1976, is for fifty-seven years with an option to terminate in 2024 with a two-year prior written notice. Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in consumer price index or similar benchmarks.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. Member banks may satisfy reserve balance requirements through it holdings of vault cash and balance maintained directly with a Federal Reserve Bank. The combined average balance of vault cash and balances held at the Federal Reserve Bank was $1.5 billion for the year ended December 31, 2014 and $830 million for the year ended December 31, 2013.

BOSC, Inc., a wholly-owned subsidiary of BOK Financial, is an introducing broker to Pershing, LLC for retail equity investment transactions. As such, it has indemnified Pershing, LLC against losses due to a customer's failure to settle a transaction or to repay a margin loan. All unsettled transaction and margin loans are secured as required by applicable regulation. The amount of customer balances subject to indemnification totaled $72 thousand at December 31, 2014.

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $8.4 million at December 31, 2014. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.
(15) Shareholders Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2014, 2013 or 2012.

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

Subsidiary Bank

The amounts of dividends that BOK Financial’s subsidiary bank can declare and the amounts of loans the subsidiary bank can extend to affiliates are limited by various federal banking regulations and state corporate law. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amounts of dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations as well as management’s internal capital policy, at December 31, 2014, BOK Financial's subsidiary bank could declare up to $365 million of dividends without regulatory approval. Upon adoption of the Basel III regulatory capital framework in the first quarter of 2015, the dividend capacity of the subsidiary bank will be reduced to zero. The subsidiary bank declared and paid dividends of $75 million in 2014, $225 million in 2013 and $275 million in 2012.

As defined by banking regulations, loan commitments and equity investments to a single affiliate may not exceed 10% of unimpaired capital and surplus and loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. All loans to affiliates must be fully secured by eligible collateral. At December 31, 2014, loan commitments and equity investments were limited to $245 million to a single affiliate and $490 million to all affiliates. The largest loan commitment and equity investment to a single affiliate was $220 million and the aggregate loan commitments and equity investments to all affiliates were $330 million. The largest outstanding amount to a single affiliate at December 31, 2014 was $14 million and the total outstanding amounts to all affiliates were $18 million. At December 31, 2013, total loan commitments and equity investments to all affiliates were $334 million and the total outstanding amounts to all affiliates were $27 million.

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

For a banking institution to qualify as well capitalized, Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations. The Bank exceeded the regulatory definition of well capitalized as of December 31, 2014 and December 31, 2013.

A summary of regulatory capital levels follows (dollars in thousands):

	December 31,
	2014		2013
Total Capital (to Risk Weighted Assets):
Consolidated	$3,120,223	14.66%	$3,017,022	15.56%
BOKF, NA	2,449,078	11.56	2,293,673	11.88
Tier I Capital (to Risk Weighted Assets):
Consolidated	$2,838,129	13.33%	$2,668,981	13.77%
BOKF, NA	2,168,161	10.24	1,946,247	10.08
Tier I Capital (to Average Assets):
Consolidated	$2,838,129	9.96%	$2,668,981	10.05%
BOKF, NA	2,168,161	7.65	1,946,247	7.38

Accumulated Other Comprehensive Income (Loss)

AOCI includes unrealized gains and losses on available for sale ("AFS") securities. Unrealized gain (loss) on AFS securities also includes non-credit related unrealized losses on AFS securities for which an other-than-temporary impairment has been recorded in earnings. AOCI also includes unrealized gains on AFS securities that were transferred from AFS to investment securities in the third quarter of 2011. Such amounts will be amortized over the estimated remaining life of the security as an adjustment to yield. Unrealized losses on employee benefit plans will be reclassified into income as pension plan costs are recognized over the remaining service period of plan participants. Accumulated losses on the interest rate lock hedge of the 2005 subordinated debt issuance will be reclassified into income over the ten-year life of the debt. Gains and losses in AOCI are net of deferred income taxes.

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2011	$135,740	$6,673	$(12,742)	$(692)	$128,979
Net change in unrealized gain (loss)	58,921	—	7,276	—	66,197
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(6,601)	—	—	(6,601)
Interest expense, Subordinated debentures	—	—	—	453	453
Net impairment losses recognized in earnings	7,351	—	—	—	7,351
Gain on available for sale securities, net	(33,845)	—	—	—	(33,845)
Other comprehensive income (loss), before income taxes	32,427	(6,601)	7,276	453	33,555
Federal and state income tax[1]	(12,614)	3,006	(2,830)	(176)	(12,614)
Other comprehensive income (loss), net of income taxes	19,813	(3,595)	4,446	277	20,941
Balance, December 31, 2012	155,553	3,078	(8,296)	(415)	149,920
Net change in unrealized gain (loss)	(284,104)	—	8,159	—	(275,945)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(3,210)	—	—	(3,210)
Interest expense, Subordinated debentures	—	—	—	262	262
Net impairment losses recognized in earnings	2,308	—	—	—	2,308
Gain on available for sale securities, net	(10,720)	—	—	—	(10,720)
Other comprehensive income (loss), before income taxes	(292,516)	(3,210)	8,159	262	(287,305)
Federal and state income tax[1]	113,788	1,250	(3,174)	(102)	111,762
Other comprehensive income (loss), net of income taxes	(178,728)	(1,960)	4,985	160	(175,543)
Balance, December 31, 2013	(23,175)	1,118	(3,311)	(255)	(25,623)
Net change in unrealized gain (loss)	136,050	—	725	—	136,775
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(1,216)	—	—	(1,216)
Interest expense, Subordinated debentures	—	—	—	296	296
Net impairment losses recognized in earnings	373	—	—	—	373
Gain on available for sale securities, net	(1,539)	—	—	—	(1,539)
Other comprehensive income (loss), before income taxes	134,884	(1,216)	725	296	134,689
Federal and state income tax[1]	(52,470)	474	(282)	(115)	(52,393)
Other comprehensive income (loss), net of income taxes	82,414	(742)	443	181	82,296
Balance, December 31, 2014	$59,239	$376	$(2,868)	$(74)	$56,673

[1]	Calculated using 39% effective tax rate.

(16)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended
	2014	2013	2012
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$292,435	$316,609	$351,191
Less: Earnings allocated to participating securities	3,239	3,388	2,541
Numerator for basic earnings per share – income available to common shareholders	289,196	313,221	348,650
Effect of reallocating undistributed earnings of participating securities	4	7	6
Numerator for diluted earnings per share – income available to common shareholders	$289,200	$313,228	$348,656

Denominator:
Weighted average shares outstanding	69,159,902	68,719,069	68,221,013
Less: Participating securities included in weighted average shares outstanding	765,708	730,172	536,970
Denominator for basic earnings per common share	68,394,194	67,988,897	67,684,043
Dilutive effect of employee stock compensation plans[1]	150,576	216,622	280,897
Denominator for diluted earnings per common share	68,544,770	68,205,519	67,964,940

Basic earnings per share	$4.23	$4.61	$5.15
Diluted earnings per share	$4.22	$4.59	$5.13
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	224,653

(17)  Reportable Segments

BOK Financial operates three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the consumer branch network and all mortgage banking activities. Wealth Management provides fiduciary services, private bank services and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

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

BOK Financial allocates resources and evaluates performance of its lines of business after allocation of funds, actual net credit losses and capital costs. In addition, we measure the performance of our business lines after allocation of certain indirect expenses and taxes on statutory rates. Corporate expense allocations were updated in 2014. The allocation for the prior comparable periods have been revised on a comparable basis.

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

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$381,687	$95,910	$23,826	$163,771	$665,194
Net interest revenue (expense) from internal sources	(43,934)	32,170	20,578	(8,814)	—
Net interest revenue	337,753	128,080	44,404	154,957	665,194
Provision for credit losses	(7,447)	5,405	213	1,829	—
Net interest revenue after provision for credit losses	345,200	122,675	44,191	153,128	665,194
Other operating revenue	169,704	200,815	239,045	3,095	612,659
Other operating expense	201,748	196,082	216,770	232,922	847,522
Net direct contribution	313,156	127,408	66,466	(76,699)	430,331
Corporate expense allocations	41,338	67,040	31,375	(139,753)	—
Income before taxes	271,818	60,368	35,091	63,054	430,331
Federal and state income taxes	105,737	23,483	13,650	(8,018)	134,852
Net income	166,081	36,885	21,441	71,072	295,479
Net income attributable to non-controlling interests	—	—	—	3,044	3,044
Net income attributable to BOK Financial Corp. shareholders	$166,081	$36,885	$21,441	$68,028	$292,435

Average assets	$11,384,508	$6,555,642	$4,518,511	$5,540,197	$27,998,858
Average invested capital	946,383	277,404	193,784	1,793,190	3,210,761

Performance measurements:
Return on average assets	1.46%	0.56%	0.52%		1.04%
Return on average invested capital	17.58%	13.30%	12.07%		9.11%
Efficiency ratio	39.57%	56.58%	75.90%		64.50%

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$363,961	$100,153	$25,478	$184,885	$674,477
Net interest revenue (expense) from internal sources	(51,587)	34,850	20,061	(3,324)	—
Net interest revenue	312,374	135,003	45,539	181,561	674,477
Provision for credit losses	(4,372)	5,532	1,275	(30,335)	(27,900)
Net interest revenue after provision for credit losses	316,746	129,471	44,264	211,896	702,377
Other operating revenue	163,206	225,336	211,655	14,275	614,472
Other operating expense	190,306	189,099	197,890	263,325	840,620
Net direct contribution	289,646	165,708	58,029	(37,154)	476,229
Corporate expense allocations	44,865	60,005	29,993	(134,863)	—
Net income before taxes	244,781	105,703	28,036	97,709	476,229
Federal and state income taxes	95,220	41,118	10,906	10,054	157,298
Net income	149,561	64,585	17,130	87,655	318,931
Net income attributable to non-controlling interests	—	—	—	2,322	2,322
Net income attributable to BOK Financial Corp. shareholders	$149,561	$64,585	$17,130	$85,333	$316,609

Average assets	$10,386,235	$6,487,255	$4,556,132	$5,951,472	$27,381,094
Average invested capital	906,717	293,736	203,914	1,606,715	3,011,082

Performance measurements:
Return on average assets	1.44%	1.00%	0.40%		1.16%
Return on average invested capital	16.49%	21.99%	9.00%		10.51%
Efficiency ratio	40.24%	51.30%	76.37%		64.60%

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2012 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$366,243	$102,321	$27,647	$211,338	$707,549
Net interest revenue (expense) from internal sources	(58,835)	36,700	21,456	679	—
Net interest revenue	307,408	139,021	49,103	212,017	707,549
Provision for credit losses	9,463	10,588	2,284	(44,335)	(22,000)
Net interest revenue after provision for credit losses	297,945	128,433	46,819	256,352	729,549
Other operating revenue	162,085	271,723	197,306	22,564	653,678
Other operating expense	192,396	206,598	177,423	263,946	840,363
Net direct contribution	267,634	193,558	66,702	14,970	542,864
Corporate expense allocations	44,330	64,239	30,525	(139,094)	—
Net income before taxes	223,304	129,319	36,177	154,064	542,864
Federal and state income taxes	86,865	50,305	14,073	37,497	188,740
Net income	136,439	79,014	22,104	116,567	354,124
Net income attributable to non-controlling interests	—	—	—	2,933	2,933
Net income attributable to BOK Financial Corp. shareholders	$136,439	$79,014	$22,104	$113,634	$351,191

Average assets	$9,844,145	$6,498,193	$4,357,641	$5,589,171	$26,289,150
Average invested capital	882,036	289,665	184,707	1,549,547	2,905,955

Performance measurements:
Return on average assets	1.39%	1.22%	0.52%		1.34%
Return on average invested capital	15.47%	27.28%	12.26%		12.09%
Efficiency ratio	42.26%	49.60%	71.19%		62.03%

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

Transfers between levels are recognized as of the end of the reporting period. During 2014, $14 million of residential mortgage loans held for sale were transferred from significant other observable inputs to significant unobservable inputs. These loans cannot be sold to U.S. government agencies due to origination defects. An unobservable liquidity discount is applied to determine fair value. There were no other transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable inputs during the year ended December 31, 2014 and 2013, respectively.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$85,092	$—	$85,092	$—
U.S. agency residential mortgage-backed securities	31,199	—	31,199	—
Municipal and other tax-exempt securities	38,951	—	38,951	—
Other trading securities	33,458	—	33,458	—
Total trading securities	188,700	—	188,700	—
Available for sale securities:
U.S. Treasury securities	1,005	1,005	—	—
Municipal and other tax-exempt securities	63,557	—	53,464	10,093
U.S. government agency residential mortgage-backed securities	6,646,884	—	6,646,884	—
Privately issued residential mortgage-backed securities	165,957	—	165,957	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,048,609	—	2,048,609	—
Other debt securities	9,212	—	5,062	4,150
Perpetual preferred stock	24,277	—	24,277	—
Equity securities and mutual funds	19,444	4,927	14,517	—
Total available for sale securities	8,978,945	5,932	8,958,770	14,243
Fair value option securities:
U.S. government agency residential mortgage-backed securities	311,597	—	311,597	—
Other securities	—	—	—	—
Total fair value option securities	311,597	—	311,597	—
Residential mortgage loans held for sale	304,182	—	292,326	11,856
Mortgage servicing rights, net[1]	171,976	—	—	171,976
Derivative contracts, net of cash margin[2]	361,874	17,607	344,267	—
Other assets – private equity funds	25,627	—	—	25,627
Liabilities:
Derivative contracts, net of cash margin[2]	354,554	541	354,013	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions were valued based on quoted prices in active markets or identical instruments (Level 1) are exchange-traded energy derivative contracts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate and agricultural derivative contracts, net of cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$34,120	$—	$34,120	$—
U.S. government agency residential mortgage-backed securities	21,011	—	21,011	—
Municipal and other tax-exempt securities	27,350	—	27,350	—
Other trading securities	9,135	—	9,135	—
Total trading securities	91,616	—	91,616	—
Available for sale securities:
U.S. Treasury securities	1,042	1,042	—	—
Municipal and other tax-exempt securities	73,775	—	55,970	17,805
U.S. government agency residential mortgage-backed securities	7,716,010	—	7,716,010	—
Privately issued residential mortgage-backed securities	221,099	—	221,099	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,055,804	—	2,055,804	—
Other debt securities	35,241	—	30,529	4,712
Perpetual preferred stock	22,863	—	22,863	—
Equity securities and mutual funds	21,328	—	17,121	4,207
Total available for sale securities	10,147,162	1,042	10,119,396	26,724
Fair value option securities:
U.S. government agency residential mortgage-backed securities	157,431	—	157,431	—
Other securities	9,694	—	9,694	—
Total fair value option securities	167,125	—	167,125	—
Residential mortgage loans held for sale	200,546	—	200,546	—
Mortgage servicing rights, net[1]	153,333	—	—	153,333
Derivative contracts, net of cash margin[2]	265,012	2,712	262,300	—
Other assets – private equity funds	27,341	—	—	27,341
Liabilities:
Derivative contracts, net of cash margin [2]	247,185	—	247,185	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy derivative contracts, net of cash margin.

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
Residential Mortgage Loans Held for Sale
Residential mortgage loans held for sale are carried on the balance sheet at fair value. The fair values of conforming residential mortgage loans held for sale are based upon quoted market prices of such loans sold in securitization transactions, including related unfunded loan commitments. The fair value of mortgage loans that are unable to be sold to U.S. government agencies is determined using quoted prices of loans that are sold in securitization transactions with a liquidity discount applied.

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

The following represents the changes related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities			Residential mortgage loans held for sale	Other assets – private equity funds
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds
Balance, December 31, 2012	$40,702	$5,399	$2,161	$—	$28,169
Transfer to Level 3 from Level 2	—	—	—	—	—
Purchases and capital calls	—	—	—	—	1,415
Redemptions and distributions	(19,238)	(500)	—	—	(5,294)
Gain (loss) recognized in earnings:
Gain (loss) on other assets, net	—	—	—	—	3,051
Gain on available for sale securities, net	1,216	—	—	—	—
Other-than-temporary impairment losses	(1,369)	—	—	—	—
Other comprehensive income (loss):
Net change in unrealized gain (loss)	(3,506)	(187)	2,046	—	—
Balance, December 31, 2013	17,805	4,712	4,207	—	27,341
Transfer to Level 3 from Level 2	—	—	—	13,644	—
Purchases and capital calls	—	—	—	—	1,012
Redemptions and distributions	(7,487)	(500)	—	—	(7,473)
Proceeds from sales	—	—	—	(1,176)	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	—	(612)	—
Gain on other assets, net	—	—	—	—	4,747
Gain on available for sale securities, net	(235)	—	—	—	—
Other-than-temporary impairment losses	—	—	—	—	—
Charitable contributions to BOKF Foundation	—	—	(2,420)	—	—
Other comprehensive income (loss):
Net change in unrealized gain (loss)	10	(62)	(1,787)	—	—
Balance, December 31, 2014	$10,093	$4,150	$—	$11,856	$25,627

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2014 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,870	$10,805	$10,093	Discounted cash flows	[1]	Interest rate spread	4.96%-5.26% (5.21%)	[2]
							92.65%-94.32% (93.09%)	[3]
Other debt securities	4,400	4,400	4,150	Discounted cash flows	[1]	Interest rate spread	5.62% - 5.67% (5.66%)	[4]
							92.65% - 92.95% (92.77%)	[3]
Residential mortgage loans held for sale	N/A	12,468	11,856	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies	95.09%

Other assets - private equity funds	N/A	N/A	25,627	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 488 to 516 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets with the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2014			Fair Value Adjustments for the Year Ended December 31, 2014 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$8,198	$635	$4,044	$—
Real estate and other repossessed assets	—	22,594	3,691	—	3,563

	Carrying Value at December 31, 2013			Fair Value Adjustments for the Year Ended December 31, 2013 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$8,380	$4,622	$6,598	$—
Real estate and other repossessed assets	—	20,733	191	—	5,489

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2014 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Impaired loans	$635	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	3,691	Appraised value, as adjusted	Marketability adjustments off appraised value	65%

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

The fair value of pension plan assets was approximately $49 million at both December 31, 2014 and December 31, 2013, determined by significant other observable inputs. Fair value adjustments of pension plan assets along with changes in the projected benefit obligation are recognized in other comprehensive income.

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring (dollars in thousands):

	December 31, 2014
	Carrying Value	Range of Contractual Yields			Average Re-pricing (in years)	Discount Rate			Estimated Fair Value
Cash and due from banks	$550,576								$550,576
Interest-bearing cash and cash equivalents	1,925,266								1,925,266
Trading securities:
U.S. Government agency debentures	85,092								85,092
U.S. government agency residential mortgage-backed securities	31,199								31,199
Municipal and other tax-exempt securities	38,951								38,951
Other trading securities	33,458								33,458
Total trading securities	188,700								188,700
Investment securities:
Municipal and other tax-exempt securities	405,090								408,344
U.S. government agency residential mortgage-backed securities	35,750								37,463
Other debt securities	211,520								227,819
Total investment securities	652,360								673,626
Available for sale securities:
U.S. Treasury securities	1,005								1,005
Municipal and other tax-exempt securities	63,557								63,557
U.S. government agency residential mortgage-backed securities	6,646,884								6,646,884
Privately issued residential mortgage-backed securities	165,957								165,957
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,048,609								2,048,609
Other debt securities	9,212								9,212
Perpetual preferred stock	24,277								24,277
Equity securities and mutual funds	19,444								19,444
Total available for sale securities	8,978,945								8,978,945
Fair value option securities:
U.S. government agency residential mortgage-backed securities	311,597								311,597
Other securities	—								—
Total fair value option securities	311,597								311,597
Residential mortgage loans held for sale	304,182								304,182
Loans:
Commercial	9,095,670	0.17	% -	30.00%	0.65	0.51	% -	4.34%	8,948,870
Commercial real estate	2,728,150	0.38	% -	18.00%	0.84	1.09	% -	3.78%	2,704,454
Residential mortgage	1,949,512	1.20	% -	18.00%	2.50	0.64	% -	3.99%	1,985,870
Consumer	434,705	0.38	% -	21.00%	0.45	1.04	% -	3.98%	431,274
Total loans	14,208,037								14,070,468
Allowance for loan losses	(189,056)								—
Loans, net of allowance	14,018,981								14,070,468
Mortgage servicing rights	171,976								171,976
Derivative instruments with positive fair value, net of cash margin	361,874								361,874
Other assets – private equity funds	25,627								25,627
Deposits with no stated maturity	18,532,143								18,532,143
Time deposits	2,608,716	0.02	% -	9.64%	1.92	0.76	% -	1.33%	2,612,576
Other borrowings	3,378,294	0.21	% -	1.52%	0.12	0.06	% -	2.64%	3,331,771
Subordinated debentures	347,983	0.92	% -	5.00%	1.67	2.14%			344,687
Derivative instruments with negative fair value, net of cash margin	354,554								354,554

	December 31, 2013
	Carrying Value	Range of Contractual Yields			Average Re-pricing (in years)	Discount Rate			Estimated Fair Value
Cash and due from banks	$512,931								$512,931
Interest-bearing cash and cash equivalents	574,282								574,282
Trading securities:
U.S. Government agency debentures	34,120								34,120
U.S. government agency residential mortgage-backed securities	21,011								21,011
Municipal and other tax-exempt securities	27,350								27,350
Other trading securities	9,135								9,135
Total trading securities	91,616								91,616
Investment securities:
Municipal and other tax-exempt	440,187								439,870
U.S. government agency residential mortgage-backed securities	50,182								51,864
Other debt securities	187,509								195,393
Total investment securities	677,878								687,127
Available for sale securities:
U.S. Treasury	1,042								1,042
Municipal and other tax-exempt	73,775								73,775
U.S. government agency residential mortgage-backed securities	7,716,010								7,716,010
Privately issued residential mortgage-backed securities	221,099								221,099
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,055,804								2,055,804
Other debt securities	35,241								35,241
Perpetual preferred stock	22,863								22,863
Equity securities and mutual funds	21,328								21,328
Total available for sale securities	10,147,162								10,147,162
Fair value option securities:
U.S. government agency residential mortgage-backed securities	157,431								157,431
Other securities	9,694								9,694
Total fair value option securities	167,125								167,125
Residential mortgage loans held for sale	200,546								200,546
Loans:
Commercial	7,943,221	0.04	% -	30.00%	0.49	0.48	% -	4.33%	7,835,325
Commercial real estate	2,415,353	0.38	% -	18.00%	0.78	1.21	% -	3.49%	2,394,443
Residential mortgage	2,052,026	0.38	% -	18.00%	2.63	0.59	% -	4.73%	2,068,690
Consumer	381,664	0.38	% -	21.00%	0.55	1.22	% -	3.75%	375,962
Total loans	12,792,264								12,674,420
Allowance for loan losses	(185,396)								—
Loans, net of allowance	12,606,868								12,674,420
Mortgage servicing rights	153,333								153,333
Derivative instruments with positive fair value, net of cash margin	265,012								265,012
Other assets – private equity funds	27,341								27,341
Deposits with no stated maturity	17,573,334								17,573,334
Time deposits	2,695,993	0.01	% -	9.64%	2.12	0.75	% -	1.33%	2,697,290
Other borrowings	2,721,888	0.25	% -	4.78%	0.03	0.08	% -	2.64%	2,693,788
Subordinated debentures	347,802	0.95	% -	5.00%	2.63	2.22%			344,783
Derivative instruments with negative fair value, net of cash margin	247,185								247,185
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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $161 million at December 31, 2014 and $157 million at December 31, 2013.

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

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at December 31, 2014 or December 31, 2013.

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

(19) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets

(In thousands)	December 31,
	2014	2013
Assets
Cash and cash equivalents	$510,668	$561,297
Available for sale securities	24,794	27,526
Investment in subsidiaries	2,774,276	2,426,495
Other assets	1,637	12,872
Total assets	$3,311,375	$3,028,190

Liabilities and Shareholders’ Equity
Other liabilities	$9,196	$8,141
Total liabilities	9,196	8,141
Shareholders’ equity:
Common stock	4	4
Capital surplus	954,644	898,586
Retained earnings	2,530,837	2,349,428
Treasury stock	(239,979)	(202,346)
Accumulated other comprehensive income (loss)	56,673	(25,623)
Total shareholders’ equity	3,302,179	3,020,049
Total liabilities and shareholders’ equity	$3,311,375	$3,028,190

Statements of Earnings

(In thousands)	Year Ended December 31,
	2014	2013	2012
Dividends, interest and fees received from subsidiaries	$75,412	$225,340	$275,330
Other revenue	1,572	3,341	2,295
Other-than-temporary impairment losses recognized in earnings	—	—	(1,099)
Total revenue	76,984	228,681	276,526
Interest expense	293	292	269
Charitable contributions to BOKF Foundation	2,420	2,062	2,062
Professional fees and services	600	811	765
Other operating expense	1,556	1,210	1,037
Total expense	4,869	4,375	4,133
Income before taxes and equity in undistributed income of subsidiaries	72,115	224,306	272,393
Federal and state income taxes	(1,702)	(1,578)	(1,706)
Income before equity in undistributed income of subsidiaries	73,817	225,884	274,099
Equity in undistributed income of subsidiaries	218,618	90,725	77,092
Net income attributable to BOK Financial Corp. shareholders	$292,435	$316,609	$351,191

Statements of Cash Flows

(In thousands)	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$292,435	$316,609	$351,191
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(218,618)	(90,725)	(77,092)
Tax effect from equity compensation, net	(8,258)	(2,210)	(120)
Change in other assets	8,726	(8,308)	4,237
Change in other liabilities	1,055	4,263	(4,965)
Net cash provided by operating activities	75,340	219,629	273,251
Cash Flows From Investing Activities:
Purchases of available for sale securities	—	—	(5,343)
Proceeds from sales of available for sale securities	—	13,600	4,781
Investment in subsidiaries	(15,336)	(36,000)	(9,100)
Acquisitions, net of cash acquired	—	(7,500)	(20,000)
Net cash used in investing activities	(15,336)	(29,900)	(29,662)
Cash Flows From Financing Activities:
Issuance of common and treasury stock, net	4,472	16,566	14,650
Tax effect from equity compensation, net	8,258	2,210	120
Dividends paid	(111,026)	(104,722)	(166,982)
Repurchase of common stock	(12,337)	—	(20,558)
Net cash used in financing activities	(110,633)	(85,946)	(172,770)
Net increase (decrease) in cash and cash equivalents	(50,629)	103,783	70,819
Cash and cash equivalents at beginning of period	561,297	457,514	386,695
Cash and cash equivalents at end of period	$510,668	$561,297	$457,514
Cash paid for interest	$293	$292	$269
Issuance of shares in settlement of deferred compensation, net	$8,352	$—	$—
(20) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on December 31, 2014 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Annual Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2014
	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$1,127,664	$2,749	0.24%
Trading securities	120,415	2,520	2.57%
Investment securities
Taxable	233,105	13,183	5.66%
Tax-exempt	422,507	6,785	1.61%
Total investment securities	655,612	19,968	3.05%
Available for sale securities
Taxable	9,546,366	182,923	1.94%
Tax-exempt	92,438	3,321	3.73%
Total available for sale securities	9,638,804	186,244	1.95%
Fair value option securities	183,206	3,611	2.05%
Restricted equity securities	127,161	7,040	5.54%
Residential mortgage loans held for sale	259,809	10,143	3.93%
Loans	13,406,118	510,916	3.81%
Allowance for loan losses	(189,574)
Loans, net of allowance	13,216,544	510,916	3.87%
Total earning assets	25,329,215	743,191	2.95%
Receivable on unsettled securities sales	88,784
Cash and other assets	2,580,859
Total assets	$27,998,858

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,737,795	$9,757	0.10%
Savings	345,183	401	0.12%
Time	2,644,847	40,525	1.53%
Total interest-bearing deposits	12,727,825	50,683	0.40%
Funds purchased	494,220	341	0.07%
Repurchase agreements	928,767	583	0.06%
Other borrowings	1,928,742	6,748	0.35%
Subordinated debentures	347,892	8,690	2.50%
Total interest-bearing liabilities	16,427,446	67,045	0.41%
Non-interest bearing demand deposits	7,687,333
Due on unsettled securities purchases	136,360
Other liabilities	536,958
Total equity	3,210,761
Total liabilities and equity	$27,998,858

Tax-equivalent Net Interest Revenue		$676,146	2.54%
Tax-equivalent Net Interest Revenue to Earning Assets			2.68%
Less tax-equivalent adjustment		10,952
Net Interest Revenue		665,194
Provision for credit losses		—
Other operating revenue		612,659
Other operating expense		847,522
Net income before taxes		430,331
Federal and state income taxes		134,852
Net income		295,479
Net income attributable to non-controlling interests		3,044
Net income attributable to BOK Financial Corporation shareholders		$292,435
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$4.23
Diluted		$4.22
Yield calculations are shown on a tax equivalent at the statutory federal and state rates for the periods presented.The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also include average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield/rate calculations are generally based on the conventions that determine how interest income and expense is accrued.

Annual Financial Summary – Unaudited (continued) Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2013			December 31, 2012
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$503,603	$1,075	0.21%	$279,063	$945	0.34%
Trading securities	148,816	2,696	1.81%	134,176	2,138	1.59%
Investment securities
Taxable	244,750	14,260	5.83%	286,626	16,848	5.88%
Tax-exempt	365,543	6,324	1.82%	145,899	5,601	4.06%
Total investment securities	610,293	20,584	3.48%	432,525	22,449	5.29%
Available for sale securities
Taxable	10,717,416	204,830	1.96%	10,542,074	237,226	2.42%
Tax-exempt	116,066	3,498	3.13%	106,037	3,716	3.68%
Total available for sale securities	10,833,482	208,328	1.97%	10,648,111	240,942	2.44%
Fair value option securities	200,888	3,907	1.97%	379,603	8,464	2.51%
Restricted equity securities	126,127	5,071	4.02%	47,961	2,291	4.78%
Residential mortgage loans held for sale	230,588	8,505	3.73%	227,795	8,185	3.64%
Loans	12,342,333	505,503	4.10%	11,696,054	518,784	4.44%
Allowance for loan losses	(203,874)			(238,806)
Loans, net of allowance	12,138,459	505,503	4.16%	11,457,248	518,784	4.53%
Total earning assets	24,792,256	755,669	3.09%	23,606,482	804,198	3.53%
Receivable on unsettled securities sales	121,540			160,576
Cash and other assets	2,467,298			2,522,092
Total assets	$27,381,094			$26,289,150

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,524,008	$11,155	0.12%	$9,040,626	$14,300	0.16%
Savings	313,280	442	0.14%	261,822	540	0.21%
Time	2,795,676	43,967	1.57%	3,114,046	52,173	1.68%
Total interest-bearing deposits	12,632,964	55,564	0.44%	12,416,494	67,013	0.54%
Funds purchased	866,062	848	0.10%	1,512,711	2,095	0.14%
Repurchase agreements	811,996	503	0.06%	1,072,650	1,008	0.09%
Other borrowings	1,693,993	5,238	0.31%	155,664	3,428	2.20%
Subordinated debentures	347,717	8,741	2.51%	363,699	13,778	3.79%
Total interest-bearing liabilities	16,352,732	70,894	0.43%	15,521,218	87,322	0.56%
Non-interest bearing demand deposits	7,090,319			6,590,283
Due on unsettled securities purchases	313,082			691,644
Other liabilities	613,879			580,051
Total equity	3,011,082			2,905,955
Total liabilities and equity	$27,381,094			$26,289,151

Tax-equivalent Net Interest Revenue		$684,775	2.66%		$716,876	2.97%
Tax-equivalent Net Interest Revenue to Earning Assets			2.80%			3.15%
Less tax-equivalent adjustment		10,298			9,327
Net Interest Revenue		674,477			707,549
Provision for credit losses		(27,900)			(22,000)
Other operating revenue		614,472			653,678
Other operating expense		840,620			840,363
Net income before taxes		476,229			542,864
Federal and state income taxes		157,298			188,740
Net income		318,931			354,124
Net income attributable to non-controlling interests		2,322			2,933
Net income attributable to BOK Financial Corporation shareholders		$316,609			$351,191
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$4.61			$5.15
Diluted		$4.59			$5.13

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	December 31, 2014			September 30, 2014
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,090,176	$1,500	0.28%	$1,217,942	$601	0.20%
Trading securities	164,502	901	2.48%	107,909	561	2.67%
Investment securities
Taxable	244,395	3,468	5.68%	228,771	3,238	5.66%
Tax-exempt	406,516	1,586	1.56%	412,604	1,605	1.56%
Total investment securities	650,911	5,054	3.11%	641,375	4,843	3.03%
Available for sale securities
Taxable	9,073,467	43,953	1.97%	9,436,137	45,257	1.94%
Tax-exempt	88,434	904	4.23%	90,590	675	3.14%
Total available for sale securities	9,161,901	44,857	1.99%	9,526,727	45,932	1.95%
Fair value option securities	221,773	1,053	2.18%	180,268	913	2.05%
Restricted equity securities	182,737	2,635	5.77%	142,418	2,133	5.99%
Residential mortgage loans held for sale	321,746	3,101	3.87%	310,924	2,929	3.79%
Loans	13,882,005	130,378	3.73%	13,518,578	128,695	3.78%
Allowance for loan losses	(190,787)			(191,141)
Loans, net of allowance	13,691,218	130,378	3.78%	13,327,437	128,695	3.83%
Total earning assets	26,484,964	189,479	2.86%	25,455,000	186,607	2.93%
Receivable on unsettled securities sales	69,109			63,277
Cash and other assets	2,578,124			2,597,280
Total assets	$29,132,197			$28,115,557
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,730,564	$2,328	0.09%	$9,473,575	$2,381	0.10%
Savings	346,132	96	0.11%	342,488	101	0.12%
Time	2,647,147	9,777	1.47%	2,610,561	10,237	1.56%
Total interest-bearing deposits	12,723,843	12,201	0.38%	12,426,624	12,719	0.41%
Funds purchased	71,728	14	0.08%	320,817	59	0.07%
Repurchase agreements	996,308	109	0.04%	1,027,206	141	0.05%
Other borrowings	3,021,094	2,443	0.32%	2,333,961	2,004	0.34%
Subordinated debentures	347,960	2,189	2.50%	347,914	2,154	2.46%
Total interest-bearing liabilities	17,160,933	16,956	0.39%	16,456,522	17,077	0.41%
Non-interest bearing demand deposits	7,974,165			7,800,350
Due on unsettled securities purchases	137,566			124,952
Other liabilities	549,388			485,304
Total equity	3,310,145			3,248,429
Total liabilities and equity	$29,132,197			$28,115,557
Tax-equivalent Net Interest Revenue		$172,523	2.47%		$169,530	2.52%
Tax-equivalent Net Interest Revenue to Earning Assets			2.61%			2.67%
Less tax-equivalent adjustment		2,859			2,739
Net Interest Revenue		169,664			166,791
Provision for credit losses		—			—
Other operating revenue		150,036			163,048
Other operating expense		225,877			221,834
Net income before taxes		93,823			108,005
Federal and state income taxes		28,242			31,879
Net income		65,581			76,126
Net income attributable to non-controlling interests		1,263			494
Net income attributable to BOK Financial Corp. shareholders		$64,318			$75,632
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$0.93			$1.09
Diluted		$0.93			$1.09
Yield calculations are shown on a tax equivalent at the statutory federal and state rates for the periods presented.The yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income and the unrealized gains and losses. The yield calculation also include average loan balances for which the accrual of interest has been discontinued and are net of unearned income. Yield/rate calculations are generally based on the conventions that determine how interest income and expense is accrued

Quarterly Financial Summary – Unaudited (continued) Consolidated Daily Average Balances, Average Yields and Rates

Three Months Ended
June 30, 2014			March 31, 2014			December 31, 2013
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$635,140	$383	0.24%	$549,473	$265	0.20%	$559,918	$258	0.18%
116,186	527	2.40%	92,409	531	2.85%	127,011	472	1.73%

226,528	3,195	5.64%	232,646	3,282	5.64%	238,306	3,424	5.75%
432,265	1,764	1.63%	439,110	1,830	1.67%	434,416	1,772	1.66%
658,793	4,959	3.01%	671,756	5,112	3.04%	672,722	5,196	3.12%

9,706,965	46,458	1.94%	9,980,069	47,255	1.90%	10,322,624	48,295	1.89%
93,969	1,007	4.44%	96,873	735	3.11%	112,186	751	2.74%
9,800,934	47,465	1.96%	10,076,942	47,990	1.91%	10,434,810	49,046	1.89%
164,684	794	1.94%	165,515	851	1.99%	167,490	892	2.06%
97,016	1,275	5.26%	85,234	997	4.68%	123,009	1,555	5.06%
219,308	2,523	4.63%	185,196	1,590	3.46%	217,811	2,251	4.16%
13,264,461	127,508	3.85%	12,947,926	124,335	3.89%	12,461,576	125,917	4.01%
(189,329)			(186,979)			(193,309)
13,075,132	127,508	3.91%	12,760,947	124,335	3.95%	12,268,267	125,917	4.07%
24,767,193	185,434	3.02%	24,587,472	181,671	2.99%	24,571,038	185,587	3.02%
108,825			114,708			83,016
2,610,803			2,536,588			2,448,734
$27,486,821			$27,238,768			$27,102,788

$9,850,991	$2,489	0.10%	$9,900,823	$2,559	0.10%	$9,486,136	$2,566	0.11%
355,459	106	0.12%	336,576	98	0.12%	323,123	95	0.12%
2,636,444	10,182	1.55%	2,686,041	10,329	1.56%	2,710,019	10,587	1.55%
12,842,894	12,777	0.40%	12,923,440	12,986	0.41%	12,519,278	13,248	0.42%
574,926	107	0.07%	1,021,755	161	0.06%	748,074	145	0.08%
914,892	182	0.08%	773,127	151	0.08%	752,286	105	0.06%
1,294,932	1,279	0.40%	1,038,747	1,022	0.40%	1,551,591	1,205	0.31%
347,868	2,189	2.52%	347,824	2,158	2.52%	347,781	2,173	2.48%
15,975,512	16,534	0.42%	16,104,893	16,478	0.41%	15,919,010	16,876	0.42%
7,654,225			7,312,076			7,356,063
166,521			116,295			152,078
513,839			600,430			621,834
3,176,724			3,105,074			3,053,803
$27,486,821			$27,238,768			$27,102,788
	$168,900	2.60%		$165,193	2.58%		$168,711	2.60%
		2.75%			2.71%			2.74%
	2,803			2,551			2,467
	166,097			162,642			166,244
	—			—			(11,400)
	162,569			137,006			147,015
	214,707			185,104			215,419
	113,959			114,544			109,240
	37,230			37,501			35,318
	76,729			77,043			73,922
	834			453			946
	$75,895			$76,590			$72,976

	$1.10			$1.11			$1.06
	$1.10			$1.11			$1.06

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
ITEM 9B.  OTHER INFORMATION

None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings “Election of Directors,” “Executive Officers, “Insider Reporting,” “Director Nominations,” and “Risk Oversight and Audit Committee” in BOK Financial's 2015 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2014 Annual Proxy Statement to Shareholders.
ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation, “Compensation Committee Report,” “Executive Compensation Tables,” and “Director Compensation” in BOK Financial's 2015 Annual Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in BOK Financial's 2015 Annual Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the headings “Certain Transactions,” “Director Independence” and “Related Party Transaction Review and Approval Process” in BOK Financial's 2015 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” in BOK Financial's 2015 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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

Exhibit Number	Description of Exhibit
10.4.7 (b)	Amended and Restated Employment Agreement (amended June 15, 2013) between BOK Financial and Steven Nell incorporated by reference to Exhibit 99.B of Form 8-K filed September 4, 2013.

10.4.8	Employment Agreement dated August 1, 2005 between BOK Financial Corporation and Donald T. Parker, incorporated by reference to Exhibit 99 (a) of Form 8-K filed on February 1, 2006.

10.4.8 (a)	Amended and Restated Employment Agreement Dated June 15, 2013 between BOK Financial and Donald T. Parker, filed herewith.

10.4.9	Employment Agreement dated April 4, 2008 between Bank of Texas, NA, and Norman P. Bagwell, incorporated by reference to Exhibit 10.4.9 of Form 10-K filed on February 27, 2013.

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

10.9	Lease Agreement between Security Capital Real Estate Fund and BOk dated January 1, 1988, incorporated by reference to Exhibit 10.10 of S-1 Registration Statement No. 33-90450.

21	Subsidiaries of BOK Financial, filed herewith.

23	Consent of independent registered public accounting firm - Ernst & Young LLP, filed herewith.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99	Additional Exhibits.

99 (a)	Credit Agreement dated June 9, 2011 between BOK Financial Corporation and participating lenders, incorporated by reference to Form 10-Q filed November 6, 2012.

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

BOK FINANCIAL CORPORATION

DATE:    February 27, 2015                                                        BY:  /s/ George B. Kaiser
George B. Kaiser                        Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Steven G. Bradshaw
George B. Kaiser Chairman of the Board of Directors	Steven G. Bradshaw Director, President and Chief Executive Officer
/s/ Steven E. Nell	/s/ John C. Morrow
Steven E. Nell Executive Vice President and Chief Financial Officer	John C. Morrow Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Alan S. Armstrong	/s/ E. Carey Joullian, IV
Alan S. Armstrong	E. Carey Joullian, IV
/s/ C. Frederick Ball, Jr.	/s/ Robert J. LaFortune
C. Frederick Ball, Jr.	Robert J. LaFortune
/s/ Sharon J. Bell	/s/ Stanley A. Lybarger
Sharon J. Bell	Stanley A. Lybarger
/s/ Peter C. Boylan, III	/s/ Steven J. Malcolm
Peter C. Boylan, III	Steven J. Malcolm
/s/ Chester E. Cadieux, III	/s/ Emmet C. Richards
Chester E. Cadieux, III	Emmet C. Richards
/s/ Joseph W. Craft, III	/s/ John Richels
Joseph W. Craft, III	John Richels
/s/ John W. Gibson	/s/ Michael C. Turpen
John W. Gibson	Michael C. Turpen
/s/ David F. Griffin
David F. Griffin	R.A. Walker
/s/ V. Burns Hargis
V. Burns Hargis
/s/ Douglas D. Hawthorne
Douglas D. Hawthorne