Form 10-Q
period 2015-03-31
BOK FINANCIAL CORP ET AL
filed 2015-05-01
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,922,314 shares of common stock ($.00006 par value) as of March 31, 2015.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2015

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $74.8 million or $1.08 per diluted share for the first quarter of 2015, compared to $76.6 million or $1.11 per diluted share for the first quarter of 2014 and $64.3 million or $0.93 per diluted share for the fourth quarter of 2014. Net income for the first quarter of 2014 included a $10.2 million or $0.15 per diluted share benefit from the reversal of accrued executive compensation costs.

Highlights of the first quarter of 2015 included:

•
Net interest revenue totaled $167.7 million for the first quarter of 2015, compared to $162.6 million for the first quarter of 2014 and $169.7 million for the fourth quarter of 2014. Net interest margin decreased to 2.55% for the first quarter of 2015, primarily due to increased deposits at the Federal Reserve Bank funded by Federal Home Loan Bank borrowings and continued competitive loan pricing and low interest rates. Net interest margin was 2.71% for the first quarter of 2014 and 2.61% for the fourth quarter of 2014.

•
Fees and commissions revenue totaled $166.0 million for the first quarter of 2015, a $25.1 million or 18% increase over the first quarter of 2014. Mortgage banking revenue increased $16.5 million based on higher loan production volume largely driven by lower primary mortgage interest rates. Fees and commissions revenue increased $8.1 million over the fourth quarter of 2014, primarily due to mortgage banking revenue.

•
Changes in the fair value of mortgage servicing rights, net of economic hedges, decreased pre-tax net income in the first quarter of 2015 by $5.0 million, decreased pre-tax net income in the first quarter of 2014 by $908 thousand and decreased pre-tax net income by $6.1 million in the fourth quarter of 2014. Net changes in the fair value of mortgage servicing rights were largely driven by lower mortgage interest rates.

•
Operating expenses totaled $220.3 million for the first quarter of 2015, an increase of $35.2 million over the first quarter of 2014. Operating expenses in the first quarter of 2014 were decreased by $15.5 million from the reversal of accrued executive compensation costs. Additionally, personnel expense increased $8.6 million and non-personnel expense increased $11.0 million. Operating expenses decreased $5.6 million compared to the previous quarter. The fourth quarter of 2014 included $4.9 million of facilities and personnel costs related to the previously announced closure of 29 grocery store branches.

•
No provision for credit losses was recorded in the first quarter of 2015, the fourth quarter of 2014 or the first quarter of 2014. Gross charge-offs were $2.2 million in the first quarter of 2015, $2.8 million in the first quarter of 2014 and $7.2 million in the fourth quarter of 2014. Recoveries were $10.5 million in the first quarter of 2015, compared to $5.4 million in the first quarter of 2014 and $5.0 million in the fourth quarter of 2014.

•
The combined allowance for credit losses totaled $199 million or 1.35% of outstanding loans at March 31, 2015, compared to $190 million or 1.34% of outstanding loans at December 31, 2014. Nonperforming assets that are not guaranteed by U.S. government agencies totaled $123 million or 0.85% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at March 31, 2015 and $129 million or 0.92% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at December 31, 2014.

•
Average loans increased by $673 million over the previous quarter due primarily to growth in commercial and commercial real estate loans. Average commercial loans were up $421 million and average commercial real estate loans increased $244 million. Period-end outstanding loan balances were $14.7 billion at March 31, 2015, a $476 million increase over December 31, 2014. Commercial loan balances increased $295 million and commercial real estate loans increased $207 million.

•
Average deposits increased $551 million over the previous quarter, primarily due to an increase in interest-bearing transaction accounts. Average demand deposit and time deposit balances were largely unchanged compared to the prior quarter. Period-end deposits were $21.2 billion at March 31, 2015, largely unchanged compared to December 31, 2014.

•
New regulatory capital rules were effective for BOK Financial on January 1, 2015 and established a 7% threshold for the common equity Tier 1 ratio. The Company's common equity Tier 1 ratio was 13.07% at March 31, 2015. In addition, the Company's Tier 1 capital ratio was 13.07%, total capital ratio was 14.39% and leverage ratio was 9.74% at March 31, 2015.

•
The Company paid a regular quarterly cash dividend of $29 million or $0.42 per common share during the first quarter of 2015. On April 28, 2015, the board of directors approved a regular quarterly cash dividend of $0.42 per common share payable on or about May 29, 2015 to shareholders of record as of May 15, 2015. The Company also repurchased 502,156 common shares at an average price of $58.71 per share during the first quarter of 2015.

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

Net interest revenue totaled $167.7 million for the first quarter of 2015 compared to $162.6 million for the first quarter of 2014 and $169.7 million for the fourth quarter of 2014. Net interest margin was 2.55% for the first quarter of 2015, 2.71% for the first quarter of 2014 and 2.61% for the fourth quarter of 2014.

Net interest revenue increased $5.1 million over the first quarter of 2014. Net interest revenue increased $12.3 million primarily due to the growth in average loan balances, partially offset by a decrease in available for sale securities balances. Net interest revenue decreased $6.8 million primarily due to continued lower loan yields, partially offset by lower funding costs and improved yields on available for sale securities.

The tax-equivalent yield on earning assets was 2.80% for the first quarter of 2015, down 19 basis points from the first quarter of 2014. Loan yields decreased 30 basis points primarily due to continued market pricing pressure and lower interest rates. The available for sale securities portfolio yield increased 7 basis points to 1.98%. Excess cash flows are currently being reinvested in short-duration securities that are yielding 1.50% to 2.00%. Funding costs were down 3 basis points compared to the first quarter of 2014. The cost of interest-bearing deposits decreased 4 basis points and the cost of other borrowed funds increased 6 basis points largely due to the mix of funding sources. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 13 basis points for both the first quarter of 2015 and the first quarter of 2014.

Average earning assets for the first quarter of 2015 increased $2.7 billion or 11% over the first quarter of 2014. Average loans, net of allowance for loan losses, increased $1.6 billion due primarily to growth in average commercial and commercial real estate loans. The average balance of interest-bearing cash and cash equivalents was up $1.5 billion compared to the first quarter of 2014 as borrowings from the Federal Home Loan Banks were deposited in the Federal Reserve to earn a spread of approximately $1.1 million. The average balance of available for sale securities decreased $975 million as we reduced the size of our bond portfolio during 2014 through normal monthly runoff to better position the balance sheet for a longer-term rising rate environment. The average balances of fair value option securities held as an economic hedge of our mortgage servicing rights, residential mortgage loans held for sale, restricted equity securities, and trading securities were all up over the prior year.

Average deposits increased $1.0 billion over the first quarter of 2014, including a $573 million increase in average demand deposit balances and a $438 million increase in average interest-bearing transaction accounts. Growth in average savings account balances were offset by a decrease in average time deposits. Average borrowed funds increased $1.3 billion compared to the first quarter of 2014, primarily due to increased borrowings from the Federal Home Loan Banks.

Net interest margin decreased 6 basis points compared to the fourth quarter of 2014. The yield on average earning assets decreased 6 basis points. The loan portfolio yield decreased 14 basis points to 3.59% primarily due to continued competitive loan pricing and low interest rates. The yield on the available for sale securities portfolio decreased 1 basis point to 1.98%. Funding costs were down 1 basis point to 0.38%. The cost of other borrowed funds was unchanged compared to the fourth quarter. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was unchanged.

Average earning assets increased $782 million during the first quarter of 2015, primarily due to growth in average outstanding loans of $673 million over the previous quarter. Average commercial loan balances were up $421 million and average commercial real estate loan balances increased $244 million. The average balance of fair value option securities held as an economic hedge of our mortgage servicing rights increased $183 million and residential mortgage loans held for sale increased $26 million. This growth was partially offset by a $60 million decrease in the average balance of the available for sale securities portfolio and a $24 million decrease in average trading securities balances.
Average deposits increased $551 million over the previous quarter. Interest-bearing transaction account balances increased $608 million and time deposit account balances increased $12 million. Demand deposit balances decreased $89 million. The average balance of borrowed funds increased $66 million over the fourth quarter of 2014, primarily due to increased borrowings from the Federal Home Loan Banks.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. More than three-fourths of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended March 31, 2015 / 2014
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$1,157	$911	$246
Trading securities	154	220	(66)
Investment securities:
Taxable securities	44	121	(77)
Tax-exempt securities	(266)	(151)	(115)
Total investment securities	(222)	(30)	(192)
Available for sale securities:
Taxable securities	(4,150)	(5,341)	1,191
Tax-exempt securities	186	(99)	285
Total available for sale securities	(3,964)	(5,440)	1,476
Fair value option securities	1,152	957	195
Restricted equity securities	1,600	1,092	508
Residential mortgage loans held for sale	1,359	1,383	(24)
Loans	4,617	14,803	(10,186)
Total tax-equivalent interest revenue	5,853	13,896	(8,043)
Interest expense:
Transaction deposits	(94)	7	(101)
Savings deposits	(4)	11	(15)
Time deposits	(783)	(112)	(671)
Funds purchased	(145)	(181)	36
Repurchase agreements	(47)	37	(84)
Other borrowings	1,431	1,827	(396)
Subordinated debentures	7	4	3
Total interest expense	365	1,593	(1,228)
Tax-equivalent net interest revenue	5,488	12,303	(6,815)
Change in tax-equivalent adjustment	405
Net interest revenue	$5,083

[1]	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $166.0 million for the first quarter of 2015, a $27.1 million increase over the first quarter of 2014 and a $14.1 million increase over the fourth quarter of 2014. Fees and commissions revenue increased $25.1 million over the first quarter of 2014 and increased $8.1 million compared to the prior quarter. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue by $5.0 million in the first quarter of 2015, $6.1 million in the fourth quarter of 2014 and $908 thousand in the first quarter of 2014.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended March 31,				Three Months Ended Dec. 31, 2014
	2015	2014	Increase (Decrease)	% Increase (Decrease)		Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$31,707	$29,516	$2,191	7%	$30,602	$1,105	4%
Transaction card revenue	31,010	29,134	1,876	6%	31,467	(457)	(1)%
Fiduciary and asset management revenue	31,469	25,722	5,747	22%	30,649	820	3%
Deposit service charges and fees	21,684	22,689	(1,005)	(4)%	22,581	(897)	(4)%
Mortgage banking revenue	39,320	22,844	16,476	72%	30,105	9,215	31%
Bank-owned life insurance	2,198	2,106	92	4%	2,380	(182)	(8)%
Other revenue	8,603	8,852	(249)	(3)%	10,071	(1,468)	(15)%
Total fees and commissions revenue	165,991	140,863	25,128	18%	157,855	8,136	5%
Gain on other assets, net	755	(2,328)	3,083	N/A	338	417	N/A
Gain on derivatives, net	911	968	(57)	N/A	1,070	(159)	N/A
Gain on fair value option securities, net	2,647	2,660	(13)	N/A	3,685	(1,038)	N/A
Change in fair value of mortgage servicing rights	(8,522)	(4,461)	(4,061)	N/A	(10,821)	2,299	N/A
Gain on available for sale securities, net	4,327	1,240	3,087	N/A	149	4,178	N/A
Total other-than-temporary impairment	(781)	—	(781)	N/A	(373)	(408)	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	689	—	689	N/A	—	689	N/A
Net impairment losses recognized in earnings	(92)	—	(92)	N/A	(373)	281	N/A
Total other operating revenue	$166,017	$138,942	$27,075	19%	$151,903	$14,114	9%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 50% of total revenue for the first quarter of 2015, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, customer hedging, retail brokerage and investment banking, increased $2.2 million over the first quarter of 2014.

Securities trading revenue was $10.0 million for the first quarter of 2015, an increase of $404 thousand over the first quarter of 2014. Securities trading revenue includes net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $10.3 million for the first quarter of 2015, a $3.3 million increase over the prior year primarily due to higher volumes of derivative contracts executed by our mortgage banking customers.

Revenue earned from retail brokerage transactions decreased $2.7 million or 28% compared to the first quarter of 2014 to $6.8 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions during the quarter. The number of transactions typically increases with market volatility and decreases with market stability.

Investment banking, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $4.6 million for the first quarter of 2015, a $1.2 million or 33% increase over the first quarter of 2014 primarily related to underwriting and financial advisory fees.

Brokerage and trading revenue increased $1.1 million over the fourth quarter of 2014. Securities trading revenue increased $654 thousand and customer hedging revenue increased $333 thousand. Retail brokerage fees were up $1.0 million, partially offset by a $904 thousand decrease in investment banking primarily due to lower loan syndication fees due to the timing of completed transactions.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the first quarter of 2015 increased $1.9 million or 6% over the first quarter of 2014. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $16.0 million, an $817 thousand or 5% increase over the prior year, due to increased transaction volumes and increased dollar amounts per transaction. Merchant services fees totaled $10.5 million, an increase of $938 thousand or 10% on increased transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.6 million, an increase of $121 thousand or 3% compared to the first quarter of 2014.

Transaction card revenue decreased $457 thousand compared to the fourth quarter of 2014. Growth in merchant services fees was primarily offset by a seasonal decrease in EFT network revenues and interchange fee revenue from debit cards issued by the Company.

Fiduciary and asset management revenue grew by $5.7 million or 22% over the first quarter of 2014. A full quarter of earnings from the acquisition of Topeka, Kansas-based GTRUST Financial Corporation in the first quarter of 2014 and Houston, Texas-based MBM Advisors in the second quarter of 2014 added $2.8 million of revenue in the first quarter of 2015 and $2.1 billion of fiduciary assets as of March 31, 2015. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $37.5 billion at March 31, 2015, $31.3 billion at March 31, 2014 and $36.0 billion at December 31, 2014.

Fiduciary and asset management revenue increased $820 thousand over the fourth quarter of 2014 primarily due to the growth in the fair value of fiduciary assets administered by the Company.

We also earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and BOSC, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $2.7 million for the first quarter of 2015 compared to $2.2 million for the first quarter of 2014 and $2.8 million for the fourth quarter of 2014.

Deposit service charges and fees were $21.7 million for the first quarter of 2015 compared to $22.7 million for the first quarter of 2014. Overdraft fees totaled $9.4 million for the first quarter of 2015, a decrease of $1.6 million or 15% compared to the first quarter of 2014. Commercial account service charge revenue totaled $10.5 million, an increase of $688 thousand or 7% over the prior year. Service charges on deposit accounts with a standard monthly fee were $1.8 million, a decrease of $65 thousand or 4% compared to the first quarter of 2014. Deposit service charges and fees decreased $897 thousand compared to the prior quarter primarily due to decreased overdraft fee volumes, partially offset by increased commercial account service charges.

Mortgage banking revenue increased $16.5 million over the first quarter of 2014. Mortgage production revenue increased $14.6 million largely due to increased production activity driven by a 63 basis point decrease in average primary mortgage interest rates. Mortgage loans funded for sale totaled $1.6 billion during the first quarter of 2015, an increase of $838 million over the first quarter of 2014. In addition, outstanding commitments to fund mortgage loans totaled $651 million at March 31, 2015, an increase of $263 million over March 31, 2014. The decrease in average interest rates also increased the percentage of refinanced mortgage loans, which generally are more profitable, to 56% in the first quarter of 2015 from 32% in the first quarter of 2014. Mortgage servicing revenue grew by $1.9 million or 17% over the first quarter of 2014. The outstanding principal balance of mortgage loans serviced for others totaled $16.9 billion, an increase of $2.9 billion or 21%.
Mortgage banking revenue increased $9.2 million over the fourth quarter of 2014. Mortgage production revenue increased $8.9 million largely due to increased production activity driven by a 24 basis point decrease in average primary mortgage interest rates. Total mortgage loans originated during the first quarter increased $301 million or 24% over the previous quarter and outstanding mortgage loan commitments at March 31 increased $130 million or 25% over December 31. In addition, the percentage of refinanced mortgage loans increased to 56% of first quarter originations, compared to 37% in the fourth quarter. Revenue from mortgage loan servicing grew by $364 thousand due to an increase in the volume of loans serviced. The outstanding balance of mortgage loans serviced for others increased $774 million over December 31, 2014.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2014	Increase (Decrease)	% Increase (Decrease)
	2015	2014
Net realized gains on mortgage loans sold	$17,251	$9,179	$8,072	88%	$17,671	$(420)	(2)%
Change in net unrealized gains (losses) on mortgage loans held for sale	3,451	2,797	654	23%	618	2,833	458%
Change in fair value of mortgage loan commitments	7,529	3,379	4,150	123%	1,491	6,038	405%
Change in fair value of forward sales contracts	(2,191)	(3,903)	1,712	(44)%	(2,591)	400	(15)%
Total mortgage production revenue	26,040	11,452	14,588	127%	17,189	8,851	51%
Servicing revenue	13,280	11,392	1,888	17%	12,916	364	3%
Total mortgage revenue	$39,320	$22,844	$16,476	72%	$30,105	$9,215	31%

Mortgage loans funded for sale	1,565,016	727,516	837,500	115%	1,264,269	300,747	24%
Mortgage loan refinances to total funded	56%	32%			37%

Outstanding principal balance of mortgage loans serviced for others	$16,937,128	$14,045,642	$2,891,486	21%	$16,162,887	$774,241	5%
Period end outstanding mortgage commitments	$650,988	$387,755	$263,233	68%	$520,829	$130,159	25%
Net gains on securities, derivatives and other assets

In the first quarter of 2015, we recognized a $4.3 million net gain from sales of $335 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential return or to move into securities that will perform better in a rising rate environment. In the first quarter of 2014, we recognized a $1.2 million net gain from sales of $531 million of available for sale securities and in the fourth quarter of 2014, we recognized a $149 thousand net gain on sales of $772 million of available for sale securities.

We also maintain a portfolio of residential mortgage-backed securities issued by U.S. government agencies and interest rate derivative contracts designated as an economic hedge of the changes in the fair value of our mortgage servicing rights. The fair value of our mortgage servicing rights fluctuates due to changes in prepayment speeds and other assumptions as more fully described in Note 5 to the Consolidated Financial Statements. As benchmark mortgage rates increase, prepayment speeds slow and the value of our mortgage servicing rights increases. As benchmark mortgage rates fall, prepayment speeds increase and the value of our mortgage servicing rights decreases.

Changes in the fair value of mortgage servicing rights are highly dependent on changes in primary mortgage rates, rates offered to borrowers, and assumptions about servicing revenues, servicing costs and discount rates. Changes in the fair value of residential mortgage-backed securities and interest rate derivative contracts are highly dependent on changes in secondary mortgage rates, or rates required by investors. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in the spread between the primary and secondary rates can cause significant earnings volatility. Additionally, the fair value of mortgage servicing rights is dependent on short-term interest rates that affect the value of custodial funds. Changes in the spread between short-term and long-term interest rates can also cause significant quarterly earnings volatility.

Table 4 following shows the relationship between changes in the fair value of mortgage servicing rights and the fair value of fair value option residential mortgage-backed securities and interest rate derivative contracts designated as an economic hedge.

Table 4 -- Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	March 31, 2015	Dec. 31, 2014	March 31, 2014
Gain on mortgage hedge derivative contracts, net	$911	$1,070	$968
Gain on fair value option securities, net	2,647	3,685	2,585
Gain on economic hedge of mortgage servicing rights, net	3,558	4,755	3,553
Loss on change in fair value of mortgage servicing rights	(8,522)	(10,821)	(4,461)
Loss on changes in fair value of mortgage servicing rights, net of economic hedges	$(4,964)	$(6,066)	$(908)

Net interest revenue on fair value option securities	$1,739	$912	$790

Primary residential mortgage interest rate – period end	3.69%	3.83%	4.40%
Primary residential mortgage interest rate – average	3.73%	3.97%	4.36%
Secondary residential mortgage interest rate – period end	2.75%	2.91%	3.42%
Secondary residential mortgage interest rate – average	2.69%	2.96%	3.44%

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

Gain (loss) on other assets included changes in the fair value of certain equity investments held as an economic hedge of a deferred compensation liability. During the first quarter of 2014, the value of certain of these investments was adjusted downward by $1.7 million. Gain (loss) on other assets for the first quarter of 2014 also included a $1.5 million charge against a merchant banking investment that is accounted for by the equity method.

Other Operating Expense

Other operating expense for the first quarter of 2015 totaled $220.3 million, a $35.2 million or 19% increase over the first quarter of 2014. Personnel expenses increased $24.1 million or 23%. The Company reversed $15.5 million accrued during 2011 through 2013 in the first quarter of 2014 for amounts payable to certain executive officers under the 2011 True-Up Plan. Non-personnel expenses increased $11.0 million or 14% over the prior year.

Operating expenses decreased $5.6 million compared to the previous quarter. Personnel expense increased $2.8 million. Non-personnel expense decreased $8.4 million. The fourth quarter of 2014 included $4.9 million of facilities and personnel costs related to the previously announced closure of 29 grocery store branches.

Table 5 -- Other Operating Expense
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2014	Increase (Decrease)	% Increase (Decrease)
	2015	2014
Regular compensation	$77,762	$72,367	$5,395	7%	$78,327	$(565)	(1)%
Incentive compensation:
Cash-based	26,941	24,727	2,214	9%	29,264	(2,323)	(8)%
Share-based	2,140	3,119	(979)	(31)%	3,012	(872)	(29)%
Deferred compensation	130	(16,312)	16,442	(101)%	60	70	117%
Total incentive compensation	29,211	11,534	17,677	153%	32,336	(3,125)	(10)%
Employee benefits	21,575	20,532	1,043	5%	15,078	6,497	43%
Total personnel expense	128,548	104,433	24,115	23%	125,741	2,807	2%
Business promotion	5,748	5,841	(93)	(2)%	7,498	(1,750)	(23)%
Charitable contributions to BOKF Foundation	—	2,420	(2,420)	N/A	1,847	(1,847)	N/A
Professional fees and services	10,059	7,565	2,494	33%	11,058	(999)	(9)%
Net occupancy and equipment	19,044	16,896	2,148	13%	22,655	(3,611)	(16)%
Insurance	4,980	4,541	439	10%	4,777	203	4%
Data processing and communications	30,620	27,135	3,485	13%	30,872	(252)	(1)%
Printing, postage and supplies	3,461	3,541	(80)	(2)%	3,168	293	9%
Net losses and operating expenses of repossessed assets	613	1,432	(819)	(57)%	(1,497)	2,110	(141)%
Amortization of intangible assets	1,090	816	274	34%	1,100	(10)	(1)%
Mortgage banking costs	9,319	3,634	5,685	156%	10,553	(1,234)	(12)%
Other expense	6,783	6,850	(67)	(1)%	8,105	(1,322)	(16)%
Total other operating expense	$220,265	$185,104	$35,161	19%	$225,877	$(5,612)	(2)%

Average number of employees (full-time equivalent)	4,741	4,640	101	2%	4,751	(10)	—%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $5.4 million or 7% over the first quarter of 2014. Although the average number of employees was largely unchanged compared to the prior year, recent additions have been higher-costing positions in compliance and risk management, technology, commercial banking and wealth management. Growth in these positions was partially offset by a decrease in the average number of employees in consumer banking. In addition, standard annual merit increases in regular compensation were effective for the majority of our staff March 1.

Incentive compensation increased $17.7 million over the first quarter of 2014. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $2.2 million or 9% over the first quarter of 2014.

Share-based compensation expense represents expense for equity awards based on grant-date fair value and is largely unaffected by subsequent changes in fair value. Share-based compensation expense plans include both equity and liability awards. Compensation expense for equity awards decreased $979 thousand compared to the first quarter of 2014. Non-vested shares awarded prior to 2013 generally cliff vest in 5 years. Non-vested shares awarded since January 1, 2013 generally cliff vest in 3 years and are subject to a two year holding period after vesting.

Deferred compensation expense for the first quarter of 2014 included a $15.5 million reduction in the accruals for amounts payable to certain executive officers of the Company under the 2011 True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan was designed to adjust annual and long-term performance-based incentive compensation for certain senior executives either upward or downward based on the earnings per share performance and compensation of comparable senior executives at peer banks for 2006 through 2013. The peer group of banks was determined based on asset size and included an equal number of publicly-traded SEC registered bank holding companies with the Company being the median bank. Based on annual From 10-K and proxy statements filed by our peer banks in the first quarter of 2014, the composition of the peer group and the compensation levels of comparable senior executives used in determining amounts payable both changed. Amounts accrued related to the 2011 True-Up Plan were paid in May 2014.

Deferred compensation expense for the first quarter of 2014 also included amounts indexed to the investment performance. Certain executive officers were permitted to defer recognition of taxable income from their share-based compensation. Substantially all of this deferred compensation was distributed in 2014.

Employee benefit expense increased $1.0 million or 5% compared to the first quarter of 2014 primarily due an increase in payroll taxes and employee retirement plan costs.
Personnel costs increased by $2.8 million over the fourth quarter of 2014, primarily due to a $4.2 million seasonal increase in payroll taxes. Incentive compensation expense decreased $3.1 million. In addition, the fourth quarter of 2014 included $800 thousand of costs related to the branch closures.

Non-personnel operating expenses

Non-personnel operating expenses increased $11.0 million or 14% over the first quarter of 2014.

Mortgage banking costs were up $5.7 million primarily due to a $3.8 million increase in amortization of mortgage servicing rights due to higher actual prepayments. In addition, the Company finalized hold-back claims related to purchased mortgage loan servicing rights which reduced expenses by $1.3 million in the first quarter of 2014.

Data processing and communication expense was up $3.5 million primarily due to increased transaction activity. Professional fees and services expense increased $2.5 million and occupancy and equipment costs were up $2.1 million. During the first quarter of 2014, the Company made a $2.4 million discretionary contribution of appreciated stock to the BOKF Foundation. This contribution decreased income tax expense by $1.2 million.
Non-personnel expense decreased $8.4 million over the fourth quarter of 2014. Net occupancy and equipment expense decreased $3.6 million. Approximately $4.1 million was expensed in the fourth quarter related to branch closure costs. Business promotion expense decreased $1.8 million, mortgage banking expense decreased $1.2 million and professional fees and services decreased $1.0 million. The Company also made a $1.8 million contribution of developed commercial real estate to the BOKF Foundation during the fourth quarter of 2014. Net losses and operating expenses of repossessed assets were $613 thousand for the first quarter of 2015, compared to a net gain of $1.5 million in the fourth quarter.

Income Taxes

Income tax expense was $38.4 million or 33.8% of book taxable income for the first quarter of 2015 compared to $39.4 million or 33.9% of book taxable income for the first quarter of 2014 and $30.1 million or 31.5% of book taxable income for the fourth quarter of 2014. The Company made a charitable contribution of appreciated securities to the BOKF Foundation in the first quarter of 2014. The appreciation of these securities reduced tax expense by approximately $400 thousand. The Company also made a charitable contribution of a building and land to the BOKF Foundation in the fourth quarter of 2014. The increase in the fair market value of these assets reduced tax expense by approximately $300 thousand.

The Company adopted FASB Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, on January 1, 2015. This standard was retrospectively applied to all periods presented. Approximately $1.9 million was reclassified from pre-tax earnings to income tax expense in both the first quarter of 2014 and the fourth quarter of 2014. This reclassification increased the effective tax rate by 120 basis points in the first quarter of 2014 and 140 basis points in the fourth quarter of 2014. Adoption of this standard did not affect net income.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $14 million at March 31, 2015, $13 million at December 31, 2014 and $12 million at March 31, 2014.
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

As shown in Table 6, net income attributable to our lines of business increased $9.1 million or 20% over the first quarter of 2014. The increase was primarily due to increased fees and commissions revenue and recoveries of loans previously charged off, partially offset by increased operating expenses and net decreases in the fair value of mortgage servicing rights.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Commercial Banking	$46,045	$35,092
Consumer Banking	3,934	7,763
Wealth Management	4,484	2,541
Subtotal	54,463	45,396
Funds Management and other	20,380	31,194
Total	$74,843	$76,590

Commercial Banking

Commercial Banking contributed $46.0 million to consolidated net income in the first quarter of 2015, up $11.0 million or 31% over the first quarter of 2014. Increased net interest revenue, net recoveries of loans previously charged off and fees and commissions revenue was partially offset by increased operating expenses. Commercial Banking had $9.3 million of net recoveries in the first quarter of 2015 compared $3.5 million of net recoveries in the first quarter of 2014.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2015	2014
Net interest revenue from external sources	$101,168	$90,831	$10,337
Net interest expense from internal sources	(12,555)	(12,275)	(280)
Total net interest revenue	88,613	78,556	10,057
Net loans charged off (recovered)	(9,268)	(3,464)	(5,804)
Net interest revenue after net loans charged off (recovered)	97,881	82,020	15,861

Fees and commissions revenue	42,822	39,970	2,852
Gain (loss) on financial instruments and other assets, net	62	(1,284)	1,346
Other operating revenue	42,884	38,686	4,198

Personnel expense	27,313	26,871	442
Net losses and operating expenses of repossessed assets	691	2,192	(1,501)
Other non-personnel expense	22,576	20,227	2,349
Other operating expense	50,580	49,290	1,290

Net direct contribution	90,185	71,416	18,769
Corporate expense allocations	14,825	13,982	843
Income before taxes	75,360	57,434	17,926
Federal and state income tax	29,315	22,342	6,973
Net income	$46,045	$35,092	$10,953

Average assets	$12,654,200	$10,933,196	$1,721,004
Average loans	11,892,703	10,257,540	1,635,163
Average deposits	8,996,972	8,743,927	253,045
Average invested capital	994,596	898,724	95,872
Return on average assets	1.48%	1.31%	17	bp
Return on invested capital	18.79%	15.92%	287	bp
Efficiency ratio	38.43%	41.52%	(309)	bp
Net recoveries (annualized) to average loans	(0.32)%	(0.14)%	(18)	bp

Net interest revenue increased $10.1 million or 13% over the prior year. Growth in net interest revenue was primarily due to a $1.6 billion or 16% increase in average loan balances and a $253 million or 3% increase in average deposits over the first quarter of 2014, partially offset by reduced yields on loans.

Fees and commissions revenue increased $2.9 million or 7% over the first quarter of 2014. Transaction card revenues from our TransFund electronic funds transfer network was up $1.8 million over the prior year primarily due to increased transaction activity. Commercial deposit service charge revenue increased $600 thousand and brokerage and trading revenue related to our commercial banking customers increased $356 thousand.

Operating expenses increased $1.3 million or 3% over the first quarter of 2014. Personnel costs increased $442 thousand or 2% primarily due to standard annual merit increases, partially offset by lower incentive compensation expense. Net losses and operating expenses on repossessed assets decreased $1.5 million. Other non-personnel expenses increased $2.3 million or 12%, primarily related to a $1.6 million increase in data processing expenses related to growth in the transaction activity and a $593 thousand increase in professional fees and services expense. Corporate expense allocations increased $843 thousand over the prior year.

The average outstanding balance of loans attributed to Commercial Banking grew by $1.6 billion over the first quarter of 2014 to $11.9 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $9.0 billion for the first quarter of 2015, up $253 million or 3% over the first quarter of 2014. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels:  traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our consumer banking markets, through correspondent loan originators and through Home Direct Mortgage, an on-line origination channel.

Consumer Banking contributed $3.9 million to consolidated net income for the first quarter of 2015, a decrease of $3.8 million compared to the first quarter of 2014. The first quarter of 2015 included $3.0 million of actual facilities costs and $633 thousand of actual personnel costs related to the previously announced closure of 29 grocery store branches. These costs were accrued in the fourth quarter in the Funds Management and Other unit, with actual costs charged to Consumer Banking as incurred during the first quarter. The Consumer Banking segment will begin to benefit from these branch closures through lower operating expenses in the second quarter of 2015.

Growth in fees and commissions revenue driven primarily by mortgage banking was offset by decreased net interest revenue and increased operating expenses. Changes in the fair value of our mortgage servicing rights, net of economic hedge, resulted in a $3.0 million decrease in Consumer Banking net income in the first quarter of 2015 and a $555 thousand decrease in Consumer Banking net income in the first quarter of 2014.

Table 8 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2015	2014
Net interest revenue from external sources	$20,725	$20,983	$(258)
Net interest revenue from internal sources	7,914	9,229	(1,315)
Total net interest revenue	28,639	30,212	(1,573)
Net loans charged off	1,510	1,090	420
Net interest revenue after net loans charged off	27,129	29,122	(1,993)

Fees and commissions revenue	59,027	44,267	14,760
Gain on financial instruments and other assets, net	5,726	5,608	118
Change in fair value of mortgage servicing rights	(8,522)	(4,461)	(4,061)
Other operating revenue	56,231	45,414	10,817

Personnel expense	26,446	24,004	2,442
Net losses (gains) and operating expenses of repossessed assets	261	(568)	829
Other non-personnel expense	29,151	19,190	9,961
Total other operating expense	55,858	42,626	13,232

Net direct contribution	27,502	31,910	(4,408)
Corporate expense allocations	21,064	19,204	1,860
Income before taxes	6,438	12,706	(6,268)
Federal and state income tax	2,504	4,943	(2,439)
Net income	$3,934	$7,763	$(3,829)

Average assets	$7,292,883	$7,058,658	$234,225
Average loans	1,939,921	2,011,844	(71,923)
Average deposits	6,621,377	6,441,020	180,357
Average invested capital	272,315	282,705	(10,390)
Return on average assets	0.22%	0.45%	(23)	bp
Return on invested capital	5.86%	11.14%	(528)	bp
Efficiency ratio	60.79%	53.53%	726	bp
Net charge-offs (annualized) to average loans	0.32%	0.22%	10	bp
Residential mortgage loans funded for sale	$1,565,016	$727,516	$837,500

	March 31, 2015	March 31, 2014	Increase (Decrease)
Banking locations	154	202	(48)
Residential mortgage loan servicing portfolio[1]	$18,065,514	$15,156,948	$2,908,566

[1]	Includes outstanding principal for loans serviced for affiliates

Net interest revenue from Consumer Banking activities decreased $1.6 million or 5% compared to the first quarter of 2014, primarily due to a $2.7 million decrease in revenue on a deposit advance product that was phased out during the second quarter of 2014. Average loan balances were $72 million or 4% lower than the prior year.

Fees and commissions revenue increased $14.8 million or 33% over the first quarter of 2014. Mortgage banking revenue grew by $16.4 million over the prior year due largely to an increase in loan production activity. Deposit service charges and fees decreased $1.6 million compared to the prior year primarily due to lower overdraft fees.

Excluding the impact of the branch closure costs, operating expenses increased $9.6 million or 23% over the first quarter of 2014. Personnel expenses were up $1.8 million or 8% primarily due to increased incentive compensation expense and standard annual merit increases, partially offset by staffing reductions. Non-personnel expense increased $7.0 million or 36%. Mortgage banking costs increased $5.7 million compared to the prior year primarily due to increased amortization of mortgage servicing rights due to higher actual prepayments. In addition, we finalized hold-back claims related to purchased mortgage loan servicing rights which reduced expenses by $1.3 million in the first quarter of 2014. Professional fees were up $1.1 million, primarily related to higher mortgage compliance costs. Data processing and communications expense increased $751 thousand primarily related to increased transaction activity. Corporate expense allocations were up $1.9 million over the first quarter of 2014.

Average consumer deposits were up $180 million or 3% over the first quarter of 2014. Average demand deposit balances increased $191 million or 15%, average interest-bearing transaction accounts increased $143 million or 4% and average savings account balances increased $37 million or 12%. Average time deposit balances were down $190 million or 12% compared to the prior year.

Mortgage banking activities include the origination, marketing and servicing of conventional and government-sponsored residential mortgage loans. A 63 basis point decrease in average primary mortgage loan interest rates drove increased origination activity. We funded $1.6 billion of residential mortgage loans in the first quarter of 2015 and $751 million in the first quarter of 2014. Approximately 11% of our mortgage loans funded were in the Oklahoma market and 9% in the Texas market. In addition, 42% of our mortgage loan fundings came from correspondent lenders compared to 36% in the first quarter of 2014 and 19% was originated from our Home Direct Mortgage on-line sales channel.

At March 31, 2015, we serviced $16.9 billion of mortgage loans for others and $1.1 billion of loans retained within the consolidated group. Approximately 88% of the mortgage loans serviced were to borrowers in our primary geographical market areas. Loans past due 90 days or more totaled $68 million or 0.40% of loans serviced for others at March 31, 2015 compared to $75 million or 0.46% of loans serviced for others at December 31, 2014. Mortgage servicing revenue, including revenue on loans serviced for the consolidated group, totaled $13.7 million, up $1.9 million or 16% over the first quarter of 2014.

Wealth Management

Wealth Management contributed $4.5 million to consolidated net income in the first quarter of 2015, up $1.9 million over the first quarter of 2014. Growth in fiduciary and asset management revenue and brokerage and trading revenue was partially offset by increased operating expenses.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2015	2014
Net interest revenue from external sources	$5,384	$5,838	$(454)
Net interest revenue from internal sources	5,654	4,685	969
Total net interest revenue	11,038	10,523	515
Net loans charged off (recovered)	57	(45)	102
Net interest revenue after net loans charged off (recovered)	10,981	10,568	413

Fees and commissions revenue	62,441	54,670	7,771
Loss on financial instruments and other assets, net	(95)	(409)	314
Other operating revenue	62,346	54,261	8,085

Personnel expense	43,398	39,588	3,810
Net losses and expenses of repossessed assets	—	327	(327)
Other non-personnel expense	11,644	9,333	2,311
Other operating expense	55,042	49,248	5,794

Net direct contribution	18,285	15,581	2,704
Corporate expense allocations	10,946	11,422	(476)
Income before taxes	7,339	4,159	3,180
Federal and state income tax	2,855	1,618	1,237
Net income	$4,484	$2,541	$1,943

Average assets	$4,828,340	$4,621,817	$206,523
Average loans	1,035,296	936,663	98,633
Average deposits	4,701,703	4,499,265	202,438
Average invested capital	224,054	199,369	24,685
Return on average assets	0.42%	0.26%	16	bp
Return on invested capital	9.12%	5.95%	317	bp
Efficiency ratio	74.73%	75.40%	(67)	bp
Net charge-offs (annualized) to average loans	0.02%	(0.02)%	4	bp

	March 31,		Increase (Decrease)
	2015	2014
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$15,197,567	$13,467,695	$1,729,872
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	3,442,421	1,746,634	1,695,787
Non-managed trust assets in custody	18,871,758	16,082,236	2,789,522
Total fiduciary assets	37,511,746	31,296,565	6,215,181
Assets held in safekeeping	23,311,704	22,779,187	532,517
Brokerage accounts under BOKF administration	5,854,364	5,012,365	841,999
Assets under management or in custody	$66,677,814	$59,088,117	$7,589,697

Net interest revenue for the first quarter of 2015 increased $515 thousand or 5% over the first quarter of 2014. Average deposit balances were up $202 million or 4% over the first quarter of 2014. Time deposit balances increased $207 million and non-interest bearing demand deposits increased $94 million. Interest-bearing transaction account balances decreased $95 million. Average loan balances were up $99 million or 11% over the prior year. The benefit of this growth was partially offset by lower yields.

Fees and commissions revenue was up $7.8 million or 14% over the first quarter of 2014 primarily due to growth in fiduciary and asset management revenue. A full quarter of earnings from the acquisition of Topeka, Kansas-based GTRUST Financial Corporation in the first quarter of 2014 and Houston, Texas-based MBM Advisors in the second quarter of 2014 added $2.8 million of revenue in the first quarter of 2015 and $2.1 billion in fiduciary assets over the prior year. The remaining increase was primarily due to the increase in the fair value of assets managed. Brokerage and trading revenue increased $1.9 million or 7%. Growth in securities trading revenue, customer hedging revenue and investment banking revenue was partially offset by a decrease in retail brokerage revenue.

Other operating revenue includes fees earned from state and municipal bond and corporate debt underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the first quarter of 2015, the Wealth Management division participated in 93 state and municipal bond underwritings that totaled $1.7 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $609 million of these underwritings. The Wealth Management division also participated in five corporate debt underwritings that totaled $5.9 billion. Our interest in these underwritings was $149 million. In the first quarter of 2014, the Wealth Management division participated in 76 state and municipal bond underwritings that totaled approximately $872 million. Our interest in these underwritings totaled approximately $461 million. The Wealth Management division also participated in three corporate debt underwritings that totaled $3.2 billion. Our interest in these underwritings was $51 million.

Operating expenses increased $5.8 million or 12% over the first quarter of 2014. Personnel expenses increased $3.8 million, including a $2.2 million increase in regular compensation, a $1.2 million increase in incentive compensation and a $452 thousand increase in employee benefits primarily related to investments in Wealth Management talent. A full quarter of expenses from GTRUST and MBM acquisitions added $805 thousand in personnel expense over the prior year. Non-personnel expense increased $2.3 million, including a $1.2 million increase related to the GTRUST and MBM acquisitions. The remaining increase was primarily due to increased data processing and communications and professional fees and services expense over the prior year. Corporate expense allocations decreased $476 thousand compared to the prior year.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of March 31, 2015, December 31, 2014 and March 31, 2014.

At March 31, 2015, the carrying value of investment (held-to-maturity) securities was $635 million and the fair value was $658 million. Investment securities consist primarily of long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $105 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $9.0 billion at March 31, 2015, an increase of $124 million from December 31, 2014. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At March 31, 2015, residential mortgage-backed securities represented 75% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at March 31, 2015 is 2.9 years. Management estimates the duration extends to 3.3 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.6 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At March 31, 2015, approximately $6.6 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $6.7 billion at March 31, 2015.

We also hold amortized cost of $149 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $5.3 million from December 31, 2014. The decrease was due to cash payments received during the quarter. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $160 million at March 31, 2015.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $85 million of Jumbo-A residential mortgage loans and $64 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Approximately 91% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 30% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $14 million at March 31, 2015, compared to $33 million at December 31, 2014. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. During the first quarter of 2015, $92 thousand other-than-temporary impairment charges were recognized in earnings related to certain privately-issued residential mortgage backed securities.

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

BOK Financial is required to hold stock as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). These restricted equity securities are carried at cost as these securities do not have a readily determined fair value because the ownership of these shares are restricted and they lack a market. Federal Reserve Bank stock totaled $35 million and holdings of FHLB stock totaled $178 million at March 31, 2015. Holdings of FHLB stock increased $71 million over December 31, 2014. We are required to hold stock in the FHLB in proportion to our borrowings with the FHLB.
Bank-Owned Life Insurance

We have approximately $296 million of bank-owned life insurance at March 31, 2015. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $265 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At March 31, 2015, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $283 million. As the underlying fair value of the investments held in a separate account at March 31, 2015 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $31 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $14.7 billion at March 31, 2015, an increase of $476 million over December 31, 2014. Outstanding commercial loans grew by $295 million over December 31, 2014, largely due to growth in services and sector loans. Commercial real estate loan balances were up $207 million primarily related to growth in loans secured by office buildings, industrial facilities and multifamily residential properties. Residential mortgage loans decreased $23 million and consumer loans decreased $4.2 million compared to December 31, 2014.

Table 10 -- Loans
(In thousands)

	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Commercial:
Energy	$2,902,994	$2,860,428	$2,551,699	$2,419,788	$2,344,072
Services	2,728,354	2,518,229	2,487,817	2,377,065	2,232,471
Wholesale/retail	1,270,322	1,313,316	1,273,241	1,318,151	1,225,990
Manufacturing	560,925	532,594	479,543	452,866	444,215
Healthcare	1,511,177	1,454,969	1,382,399	1,394,156	1,396,562
Other commercial and industrial	417,391	416,134	397,339	405,635	408,396
Total commercial	9,391,163	9,095,670	8,572,038	8,367,661	8,051,706

Commercial real estate:
Residential construction and land development	139,152	143,591	175,228	184,779	184,820
Retail	658,860	666,889	611,265	642,110	640,506
Office	513,862	415,544	438,909	394,217	436,264
Multifamily	749,986	704,298	739,757	677,403	662,674
Industrial	478,584	428,817	371,426	342,080	305,207
Other commercial real estate	395,020	369,011	387,614	414,389	401,936
Total commercial real estate	2,935,464	2,728,150	2,724,199	2,654,978	2,631,407

Residential mortgage:
Permanent mortgage	964,264	969,951	991,107	1,020,928	1,033,572
Permanent mortgages guaranteed by U.S. government agencies	200,179	205,950	198,488	188,087	184,822
Home equity	762,556	773,611	790,068	799,200	800,281
Total residential mortgage	1,926,999	1,949,512	1,979,663	2,008,215	2,018,675

Consumer	430,510	434,705	407,839	396,004	376,066

Total	$14,684,136	$14,208,037	$13,683,739	$13,426,858	$13,077,854

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

Commercial loans totaled $9.4 billion or 64% of the loan portfolio at March 31, 2015, an increase of $295 million over December 31, 2014. Services sector loans grew by $210 million and healthcare sector loans increased $56 million over the prior quarter. Energy loans grew by $43 million and manufacturing sector loans increased $28 million, partially offset by a $43 million decrease in wholesale/retail sector loans.

Table 11 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location. The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 36% concentrated in the Texas market and 21% concentrated in the Oklahoma market. The Other category is primarily composed of two states, Louisiana and California, which represent $256 million or 3% of the commercial loan portfolio and $159 million or 2% of the commercial loan portfolio, respectively, at March 31, 2015. All other states individually represent one percent or less of total commercial loans.

Table 11 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$602,340	$1,368,935	$54,856	$7,241	$393,259	$12,082	$69,172	$395,109	$2,902,994
Services	556,768	954,361	210,022	12,804	232,998	196,026	113,629	451,746	2,728,354
Wholesale/retail	331,639	504,743	41,813	60,596	64,779	47,723	66,559	152,470	1,270,322
Manufacturing	167,807	186,190	4,399	12,616	26,386	45,272	69,962	48,293	560,925
Healthcare	256,675	304,293	114,909	74,553	111,732	57,823	208,266	382,926	1,511,177
Other commercial and industrial	75,617	92,746	10,740	32,272	26,657	7,353	69,489	102,517	417,391
Total commercial loans	$1,990,846	$3,411,268	$436,739	$200,082	$855,811	$366,279	$597,077	$1,533,061	$9,391,163

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

Outstanding energy loans totaled $2.9 billion or 20% of total loans at March 31, 2015. Unfunded energy loan commitments decreased by $117 million to $2.7 billion at March 31, 2015. Approximately $2.5 billion of energy loans were to oil and gas producers, up $30 million over December 31, 2014. Approximately 61% of the committed production loans are secured by properties primarily producing oil and 39% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers that provide services to the energy industry increased $4.0 million to $226 million at March 31, 2015. Loans to midstream oil and gas companies totaled $107 million at March 31, 2015, an increase of $6.0 million from December 31, 2014. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $85 million, a $3.0 million increase over the prior quarter.

The services sector of the loan portfolio totaled $2.7 billion or 19% of total loans and consists of a large number of loans to a variety of businesses, including governmental, finance and insurance, educational services, religious and similar entities. Service sector loans grew by $210 million over December 31, 2014. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At March 31, 2015, the outstanding principal balance of these loans totaled $3.3 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 16% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 34% and 15% of the total commercial real estate portfolio at March 31, 2015, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $2.9 billion or 20% of the loan portfolio at March 31, 2015. The outstanding balance of commercial real estate loans increased $207 million during the first quarter of 2015. Loans secured by office buildings increased $98 million. Loans secured by industrial facilities grew by $50 million and loans secured by multifamily residential properties were up $46 million. Other commercial real estate loan balances increased $26 million. These increases were partially offset by a decrease in retail sector and residential construction and land development loan balances compared to December 31, 2014. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 21% over the past five years. The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 12.

Table 12 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential construction and land development	$32,961	$31,989	$18,529	$12,593	$37,423	$651	$3,696	$1,310	$139,152
Retail	75,422	243,269	75,376	5,599	69,360	57,684	6,337	125,813	658,860
Office	80,476	209,702	28,508	570	21,279	37,159	11,992	124,176	513,862
Multifamily	126,186	265,059	33,072	24,172	66,715	73,937	47,511	113,334	749,986
Industrial	45,769	150,546	35,898	516	6,371	19,831	43,805	175,848	478,584
Other real estate	70,906	87,328	47,535	13,973	35,141	45,174	21,946	73,017	395,020
Total commercial real estate loans	$431,720	$987,893	$238,918	$57,423	$236,289	$234,436	$135,287	$613,498	$2,935,464
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

Residential mortgage loans totaled $1.9 billion, a $23 million decrease compared to December 31, 2014. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 98% of our residential mortgage loan portfolio is located within our geographical footprint.

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

At March 31, 2015, $200 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies decreased $5.8 million compared to December 31, 2014.

Home equity loans totaled $763 million at March 31, 2015, a decrease of $11 million compared to December 31, 2014. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at March 31, 2015 by lien position and amortizing status follows in Table 13.

Table 13 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$36,375	$493,976	$530,351
Junior lien	67,666	164,539	232,205
Total home equity	$104,041	$658,515	$762,556

The distribution of residential mortgage and consumer loans at March 31, 2015 is as follows in Table 14. Residential mortgage loans are distributed by collateral location. Consumer loans are generally distributed by borrower location.

Table 14 -- Residential Mortgage and Consumer Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$210,443	$381,817	$38,217	$16,776	$152,989	$86,615	$52,672	$24,735	$964,264
Permanent mortgages guaranteed by U.S. government agencies	64,550	23,902	66,567	7,293	10,236	2,679	14,003	10,949	200,179
Home equity	452,569	135,296	122,231	4,605	29,695	9,869	7,698	593	762,556
Total residential mortgage	$727,562	$541,015	$227,015	$28,674	$192,920	$99,163	$74,373	$36,277	$1,926,999

Consumer	$209,875	$149,246	$12,173	$848	$27,852	$12,393	$16,690	$1,433	$430,510
The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 15 -- Loans Managed by Primary Geographical Market
(In thousands)

	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Bank of Oklahoma:
Commercial	$3,276,553	$3,142,689	$3,106,264	$3,101,513	$2,782,997
Commercial real estate	612,639	603,610	592,865	598,790	593,282
Residential mortgage	1,442,340	1,467,096	1,481,264	1,490,171	1,505,702
Consumer	205,496	206,115	193,207	187,914	179,733
Total Bank of Oklahoma	5,537,028	5,419,510	5,373,600	5,378,388	5,061,714

Bank of Texas:
Commercial	3,709,467	3,549,128	3,169,458	3,107,808	3,161,203
Commercial real estate	1,130,973	1,027,817	1,046,322	995,182	969,804
Residential mortgage	237,985	235,948	247,117	251,290	256,332
Consumer	149,827	154,363	148,965	147,322	136,782
Total Bank of Texas	5,228,252	4,967,256	4,611,862	4,501,602	4,524,121

Bank of Albuquerque:
Commercial	388,005	383,439	378,663	381,843	351,454
Commercial real estate	296,696	296,358	313,905	309,421	305,080
Residential mortgage	127,326	127,999	130,045	137,110	131,932
Consumer	12,095	10,899	11,714	12,346	12,972
Total Bank of Albuquerque	824,122	818,695	834,327	840,720	801,438

Bank of Arkansas:
Commercial	91,485	95,510	74,866	71,859	73,804
Commercial real estate	87,034	88,301	96,874	85,633	81,181
Residential mortgage	6,807	7,261	7,492	8,334	7,898
Consumer	5,114	5,169	5,508	6,323	6,881
Total Bank of Arkansas	190,440	196,241	184,740	172,149	169,764

Colorado State Bank & Trust:
Commercial	1,008,316	977,961	957,917	856,323	825,315
Commercial real estate	209,272	194,553	190,812	200,995	213,850
Residential mortgage	55,925	57,119	56,705	60,360	57,345
Consumer	27,792	27,918	24,812	23,330	22,095
Total Colorado State Bank & Trust	1,301,305	1,257,551	1,230,246	1,141,008	1,118,605

Bank of Arizona:
Commercial	519,767	547,524	500,208	446,814	453,799
Commercial real estate	432,269	355,140	316,698	292,799	301,266
Residential mortgage	36,161	35,872	39,256	41,059	42,899
Consumer	12,394	12,883	11,201	7,821	7,145
Total Bank of Arizona	1,000,591	951,419	867,363	788,493	805,109

Bank of Kansas City:
Commercial	397,570	399,419	384,662	401,501	403,134
Commercial real estate	166,581	162,371	166,723	172,158	166,944
Residential mortgage	20,455	18,217	17,784	19,891	16,567
Consumer	17,792	17,358	12,432	10,948	10,458
Total Bank of Kansas City	602,398	597,365	581,601	604,498	597,103

Total BOK Financial loans	$14,684,136	$14,208,037	$13,683,739	$13,426,858	$13,077,854

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $8.1 billion and standby letters of credit which totaled $394 million at March 31, 2015. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $100 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at March 31, 2015.

Table 16 – Off-Balance Sheet Credit Commitments
(In thousands)

	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Loan commitments	$8,116,482	$8,328,416	$7,715,279	$7,535,313	$7,158,488
Standby letters of credit	394,282	447,599	450,828	468,995	439,493
Mortgage loans sold with recourse	174,386	179,822	174,526	180,682	186,991

As more fully described in Note 5 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. Substantially all of these loans are to borrowers in our primary markets including $115 million to borrowers in Oklahoma, $18 million to borrowers in Arkansas and $13 million to borrowers in New Mexico.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 5 to the Consolidated Financial Statements. For the period from 2010 through the first quarter of 2015 combined, approximately 19% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $3.0 million at March 31, 2015 and $3.2 million at December 31, 2014.
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

Derivative contracts are carried at fair value. At March 31, 2015, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $524 million compared to $433 million at December 31, 2014. Derivative contracts carried as assets included to-be-announced residential mortgage-backed securities sold to our mortgage banking customers considered interest rate derivative contracts. At March 31, 2015, the fair value of our derivative contracts included $78 million related to these to-be-announced residential mortgage-backed securities, $40 million for interest rate swaps, $86 million for energy contracts and $312 million for foreign exchange contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $517 million at March 31, 2015 and $432 million at December 31, 2014.

At March 31, 2015, total derivative assets were reduced by $62 million of cash collateral received from counterparties and total derivative liabilities were reduced by $98 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2015 follows in Table 17.

Table 17 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$357,824
Banks and other financial institutions	78,764
Exchanges and clearing organizations	25,595
Fair value of customer risk management program asset derivative contracts, net	$462,183

At March 31, 2015, our largest derivative exposure was to an exchange for energy derivative contracts which totaled $16 million. At March 31, 2015, our aggregate gross exposure to internationally active domestic financial institutions was approximately $176 million comprised of $172 million of cash and securities positions and $4.2 million of gross derivative positions. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $22 million at March 31, 2015.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $27.86 per barrel of oil would increase the fair value of derivative assets by $3.5 million. An increase in prices equivalent to $77.68 per barrel of oil would increase the fair value of derivative assets by $51 million as current prices move towards the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $22 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2015, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and off-balance sheet credit losses totaled $199 million or 1.35% of outstanding loans and 246% of nonaccruing loans at March 31, 2015. The allowance for loan losses was $198 million and the accrual for off-balance sheet credit losses was $1.0 million. At December 31, 2014, the combined allowance for credit losses was $190 million or 1.34% of outstanding loans and 236% of nonaccruing loans. The allowance for loan losses was $189 million and the accrual for off-balance sheet credit losses was $1.2 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, the Company determined that no provision for credit losses was necessary during the first quarter of 2015, fourth quarter of 2014 or the first quarter of 2014.

Table 18 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Allowance for loan losses:
Beginning balance	$189,056	$191,244	$190,690	$188,318	$185,396
Loans charged off:
Commercial	(174)	(3,279)	(117)	(29)	(144)
Commercial real estate	(28)	(1,682)	(145)	—	(220)
Residential mortgage	(624)	(837)	(773)	(1,842)	(996)
Consumer	(1,343)	(1,426)	(1,603)	(1,651)	(1,488)
Total	(2,169)	(7,224)	(2,638)	(3,522)	(2,848)
Recoveries of loans previously charged off:
Commercial	357	2,262	260	1,196	1,985
Commercial real estate	8,819	1,145	1,410	2,621	1,827
Residential mortgage	437	774	150	722	354
Consumer	910	855	1,294	985	1,194
Total	10,523	5,036	3,114	5,524	5,360
Net loans recovered (charged off)	8,354	(2,188)	476	2,002	2,512
Provision for loan losses	276	—	78	370	410
Ending balance	$197,686	$189,056	$191,244	$190,690	$188,318
Accrual for off-balance sheet credit losses:
Beginning balance	$1,230	$1,230	$1,308	$1,678	$2,088
Provision for off-balance sheet credit losses	(276)	—	(78)	(370)	(410)
Ending balance	$954	$1,230	$1,230	$1,308	$1,678
Total combined provision for credit losses	$—	$—	$—	$—	$—
Allowance for loan losses to loans outstanding at period-end	1.35%	1.33%	1.40%	1.42%	1.44%
Net charge-offs (annualized) to average loans	(0.23)%	0.06%	(0.01)%	(0.06)%	(0.08)%
Total provision for credit losses (annualized) to average loans	—%	—%	—%	—%	—%
Recoveries to gross charge-offs	485.15%	69.71%	118.04%	156.84%	188.20%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.01%	0.01%	0.02%	0.02%	0.02%
Combined allowance for credit losses to loans outstanding at period-end	1.35%	1.34%	1.41%	1.43%	1.45%

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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. At March 31, 2015, impaired loans totaled $278 million, including $1.3 million with specific allowances of $317 thousand and $276 million with no specific allowances because the loan balances represent the amounts we expect to recover. At December 31, 2014, impaired loans totaled $283 million, including $1.2 million of impaired loans with specific allowances of $312 thousand and $282 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $169 million at March 31, 2015, an $8.6 million increase over December 31, 2014. This increase was primarily due to an increase in potential problem loans and overall growth in the commercial loan portfolio.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $28 million at March 31, 2015, largely unchanged compared to December 31, 2014. The nonspecific allowance includes consideration of the indirect impact of falling energy prices on the broader economies within our geographical footprint that are highly dependent on the energy industry. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. As demonstrated by continued domestic and European accommodative monetary policies, these factors remain a continued significant risk, although they have remained stable compared to the previous quarter.

An allocation of the allowance for loan losses by portfolio segment is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. The potential problem loans totaled $118 million at March 31, 2015, primarily composed of $44 million of energy loans, $24 million of wholesale/retail sector loans, $14 million of service sector loans, $14 million of manufacturing sector loans and $12 million of loans secured by multifamily residential properties. Potential problem loans totaled $79 million at December 31, 2014.

We continue to believe that the credit quality of our energy loan portfolio is sound as supported by an update of our stress test at quarter end. We modified our assumptions slightly with oil prices starting at $40 per barrel for year one and escalating gradually to $60 per barrel in year five. Our natural gas stress test started at $2.50 in year one and gradually escalates to $3.50 in year five. The results of the updated stress test did not alter the general view that the loan portfolio is well positioned to withstand a short-term correction in oil and natural gas prices.

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

BOK Financial had a net recovery of $8.4 million in the first quarter of 2015, compared to net charge-offs of $2.2 million in the fourth quarter of 2014 and net recoveries of $2.5 million in the first quarter of 2014. The ratio of net loans charged off (recovered) to average loans on an annualized basis was (0.23)% for the first quarter of 2015, compared with 0.06% for the fourth quarter of 2014 and (0.08)% for the first quarter of 2014.

Net commercial loan recoveries totaled $183 thousand in the first quarter of 2015 compared to net charge-offs of $1.0 million in the fourth quarter of 2014. Net commercial real estate loan recoveries were $8.8 million in the first quarter, compared to net charge-offs of $537 thousand in the fourth quarter. Residential mortgage net charge-offs were $187 thousand and consumer net charge-offs were $433 thousand for the first quarter. Consumer loan net charge-offs include deposit account overdraft losses.

Nonperforming Assets

Table 19 -- Nonperforming Assets
(In thousands)

	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Nonaccruing loans:
Commercial	$13,880	$13,527	$16,404	$17,103	$19,047
Commercial real estate	19,902	18,557	30,660	34,472	39,305
Residential mortgage	46,487	48,121	48,907	44,340	45,380
Consumer	464	566	580	765	974
Total nonaccruing loans	80,733	80,771	96,551	96,680	104,706
Accruing renegotiated loans guaranteed by U.S. government agencies	80,287	73,985	70,459	57,818	55,507
Total nonperforming loans	161,020	154,756	167,010	154,498	160,213
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies[1]	—	49,898	46,809	49,720	45,638
Other	45,551	51,963	51,062	50,391	49,877
Real estate and other repossessed assets	45,551	101,861	97,871	100,111	95,515
Total nonperforming assets	$206,571	$256,617	$264,881	$254,609	$255,728
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$123,028	$129,022	$143,778	$145,124	$153,011

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$1,875	$1,416	$1,508	$1,619	$1,759
Services	4,744	5,201	3,584	3,669	4,581
Wholesale / retail	4,401	4,149	5,502	5,885	6,854
Manufacturing	417	450	3,482	3,507	3,565
Healthcare	1,558	1,380	1,417	1,422	1,443
Other commercial and industrial	885	931	911	1,001	845
Total commercial	13,880	13,527	16,404	17,103	19,047

Commercial real estate:
Residential construction and land development	9,598	5,299	14,634	15,146	16,547
Retail	3,857	3,926	4,009	4,199	4,626
Office	2,410	3,420	3,499	3,591	6,301
Multifamily	—	—	—	—	—
Industrial	76	—	—	631	886
Other commercial real estate	3,961	5,912	8,518	10,905	10,945
Total commercial real estate	19,902	18,557	30,660	34,472	39,305

Residential mortgage:
Permanent mortgage	33,365	34,845	35,137	32,952	36,342
Permanent mortgage guaranteed by U.S. government agencies	3,256	3,712	3,835	1,947	1,572
Home equity	9,866	9,564	9,935	9,441	7,466
Total residential mortgage	46,487	48,121	48,907	44,340	45,380
Consumer	464	566	580	765	974
Total nonaccruing loans	$80,733	$80,771	$96,551	$96,680	$104,706

	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Nonaccruing loans as % of outstanding balance for class:
Commercial:
Energy	0.06%	0.05%	0.06%	0.07%	0.08%
Services	0.17%	0.21%	0.14%	0.15%	0.21%
Wholesale / retail	0.35%	0.32%	0.43%	0.45%	0.56%
Manufacturing	0.07%	0.08%	0.73%	0.77%	0.80%
Healthcare	0.10%	0.09%	0.10%	0.10%	0.10%
Other commercial and industrial	0.21%	0.22%	0.23%	0.25%	0.21%
Total commercial	0.15%	0.15%	0.19%	0.20%	0.24%

Commercial real estate:
Residential construction and land development	6.90%	3.69%	8.35%	8.20%	8.95%
Retail	0.59%	0.59%	0.66%	0.65%	0.72%
Office	0.47%	0.82%	0.80%	0.91%	1.44%
Multifamily	—%	—%	—%	—%	—%
Industrial	0.02%	—%	—%	0.18%	0.29%
Other commercial real estate	1.00%	1.60%	2.20%	2.63%	2.72%
Total commercial real estate	0.68%	0.68%	1.13%	1.30%	1.49%

Residential mortgage:
Permanent mortgage	3.46%	3.59%	3.55%	3.23%	3.52%
Permanent mortgage guaranteed by U.S. government agencies	1.63%	1.80%	1.93%	1.04%	0.85%
Home equity	1.29%	1.24%	1.26%	1.18%	0.93%
Total residential mortgage	2.41%	2.47%	2.47%	2.21%	2.25%
Consumer	0.11%	0.13%	0.14%	0.19%	0.26%
Total nonaccruing loans	0.55%	0.57%	0.71%	0.72%	0.80%

Ratios:
Allowance for loan losses to nonaccruing loans	244.86%	234.06%	198.08%	197.24%	179.86%
Nonaccruing loans to period-end loans	0.55%	0.57%	0.71%	0.72%	0.80%
Accruing loans 90 days or more past due[2]	$523	$125	$25	$67	$1,991

[1]
Approximately $50 million was reclassified from Real estate and other repossessed assets to Receivables on the balance sheet on January 1, 2015 with the adoption of Financial Accounting Standards Board Update No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure ("ASU 2014-14"). Upon foreclosure of loans for which the loan balance is expected to be recovered from the guarantee by a U.S. government agency, the loan balance will be directly reclassified to other receivables without including such foreclosed assets in real estate and other repossessed assets.

[2]	Excludes residential mortgages guaranteed by agencies of the U.S. Government.

Nonperforming assets totaled $207 million or 1.40% of outstanding loans and repossessed assets at March 31, 2015. Nonaccruing loans totaled $81 million, accruing renegotiated residential mortgage loans totaled $80 million and real estate and other repossessed assets totaled $46 million. All accruing renegotiated residential mortgage loans and $3.3 million of nonaccruing loans are guaranteed by U.S. government agencies. On January 1, 2015, approximately $50 million of real estate and other repossessed assets related to loans guaranteed by U.S. government agencies was reclassified to receivables in accordance with a newly required accounting standard. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $6.0 million during the first quarter. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

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

At March 31, 2015, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. Generally, no unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the three months ended March 31, 2015 follows in Table 20.

Table 20 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2015
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2014	$80,771	$73,985	$101,861	$256,617
Additions	14,192	20,641	—	34,833
Payments	(7,814)	(466)	—	(8,280)
Charge-offs	(2,169)	—	—	(2,169)
Net gains and write-downs	—	—	(732)	(732)
Foreclosure of nonperforming loans	(2,768)	—	2,768	—
Foreclosure of loans guaranteed by U.S. government agencies[1]	(1,801)	(2,136)	—	(3,937)
Proceeds from sales	—	(11,610)	(9,888)	(21,498)
Transfer of foreclosed loans guaranteed by U.S. government agencies to Receivables[1]	—	—	(49,898)	(49,898)
Net transfers to nonaccruing loans	400	(400)	—	—
Return to accrual status	(78)	—	—	(78)
Other, net	—	273	1,440	1,713
Balance, March 31, 2015	$80,733	$80,287	$45,551	$206,571

[1]
Approximately $50 million was reclassified from Real estate and other repossessed assets to Receivables on the balance sheet on January 1, 2015 with the adoption of Financial Accounting Standards Board Update No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure ("ASU 2014-14"). Upon foreclosure of loans for which the loan balance is expected to be recovered from the guarantee by a U.S. government agency, the loan balance will be directly reclassified to other receivables without including such foreclosed assets in real estate and other repossessed assets.

We foreclose on loans guaranteed by U.S. government agencies in accordance with agency guidelines. Generally these loans are not eligible for modification programs or have failed to comply with modified loan terms. Principal is guaranteed by agencies of the U.S. government, subject to limitations and credit risk is minimal. These properties will be conveyed to the agencies once applicable criteria have been met. During the first quarter of 2015, $3.9 million of properties guaranteed by U.S. government agencies were foreclosed and transferred to Receivable in accordance a newly required accounting standard.

Nonaccruing loans totaled $81 million or 0.55% of outstanding loans at March 31, 2015 and $81 million or 0.57% of outstanding loans at December 31, 2014. Nonaccruing loans were largely unchanged compared to December 31, 2014. Newly identified nonaccruing loans totaled $14 million for the first quarter of 2015. These loans were offset by $7.8 million of payments, $4.6 million of foreclosures and $2.2 million of charge-offs.

Commercial

Nonaccruing commercial loans totaled $14 million or 0.15% of total commercial loans at March 31, 2015, largely unchanged compared to December 31, 2014. There were $2.0 million in newly identified nonaccruing commercial loans during the quarter, offset by $1.4 million in payments, $174 thousand of charge-offs and $104 thousand of foreclosures.

Nonaccruing commercial loans at March 31, 2015 were primarily composed of $4.7 million or 0.17% of total services sector loans and $4.4 million or 0.35% of total wholesale/retail sector loans. Over half of the balance of nonaccruing wholesale/retail sector loans was comprised of a single customer in the New Mexico market.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $20 million or 0.68% of outstanding commercial real estate loans at March 31, 2015, compared to $19 million or 0.68% of outstanding commercial real estate loans at December 31, 2014. Newly identified nonaccruing commercial real estate loans of $4.8 million were offset by $3.4 million of cash payments received and $28 thousand of charge-offs. There were no foreclosures of commercial real estate loans in the first quarter.

Nonaccruing commercial real estate loans were primarily composed of $10 million or 6.90% of residential construction and land development loans, $4.0 million or 1.00% of other commercial real estate loans and $3.9 million or 0.59% of loans secured by retail facilities.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $46 million or 2.41% of outstanding residential mortgage loans at March 31, 2015, compared to $48 million or 2.47% of outstanding residential mortgage loans at December 31, 2014. Newly identified nonaccruing residential mortgage loans totaled $6.0 million, offset by $4.4 million of foreclosures, $2.9 million of payments and $624 thousand of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $33 million or 3.46% of outstanding non-guaranteed permanent residential mortgage loans at March 31, 2015. Nonaccruing home equity loans totaled $9.9 million or 1.29% of total home equity loans.

Payments of accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 21. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due decreased $1.6 million in the first quarter to $7.1 million at March 31, 2015. Consumer loans past due 30 to 89 days decreased $119 thousand compared to December 31, 2014.

Table 21 -- Residential Mortgage and Consumer Loans Past Due
(In thousands)

	March 31, 2015		December 31, 2014
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$4,051	$46	$5,970
Home equity	—	3,072	77	2,723
Total residential mortgage	$—	$7,123	123	$8,693

Consumer	$—	$428	$2	$547

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $46 million at March 31, 2015, a decrease of $56.3 million compared to December 31, 2014. This decrease was primarily due to the transfer of of repossessed assets guaranteed by U.S. government agencies to receivables in accordance with a newly required accounting standard. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 22 following.

Table 22 -- Real Estate and Other Repossessed Assets by Collateral Location
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties	$6,089	$2,659	$—	$1,630	$3,505	$3,671	$730	$472	$18,756
Developed commercial real estate properties	2,200	3,797	3,438	796	3,645	885	—	1,950	16,711
Undeveloped land	328	1,530	2,021	—	—	1,004	1,210	—	6,093
Residential land development properties	422	—	835	—	—	2,165	4	—	3,426
Other	—	25	216	—	—	324	—	—	565
Total real estate and other repossessed assets	$9,039	$8,011	$6,510	$2,426	$7,150	$8,049	$1,944	$2,422	$45,551

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the first quarter of 2015, approximately 71% of our funding was provided by deposit accounts, 14% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

Deposit accounts represent our largest funding source. We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience. Retail deposit growth is supported through our Perfect Banking sales and customer service program, free checking, on-line bill paying services, mobile banking services, an extensive network of branch locations and ATMs and a 24-hour Express Bank call center. Commercial deposit growth is supported by offering treasury management and lockbox services. We also acquire brokered deposits when the cost of funds is advantageous to other funding sources.

Table 23 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Commercial Banking	$8,996,972	$8,882,937	$8,924,040	$8,998,408	$8,743,927
Consumer Banking	6,621,377	6,584,240	6,543,492	6,512,764	6,441,020
Wealth Management	4,701,703	4,434,637	4,207,216	4,427,350	4,499,265
Subtotal	20,320,052	19,901,814	19,674,748	19,938,522	19,684,212
Funds Management and other	928,987	796,194	552,226	558,597	551,304
Total	$21,249,039	$20,698,008	$20,226,974	$20,497,119	$20,235,516

Average deposits for the first quarter of 2015 totaled $21.2 billion and represented approximately 71% of total liabilities and capital, compared with $20.7 billion and 71% of total liabilities and capital for the fourth quarter of 2014. Average deposits increased $551 million over the fourth quarter of 2014. Average interest-bearing transaction deposit accounts increased $608 million and and average time deposits increased $12 million. Average demand deposit balances decreased $89 million compared to the fourth quarter.

Average Commercial Banking deposit balances increased $114 million over the fourth quarter of 2014. Treasury services customer balances increased $236 million, balances related to commercial & industrial customers increased $119 million and healthcare customer balances increased $48 million. Balances related to energy customers decreased $266 million and commercial real estate customer balances decreased $39 million. Commercial customers continue to retain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. If economic activity were to improve significantly or if short-term interest rates were to increase, deposits may decline as customers deploy funds into projects or shift demand deposits into money market instruments.

Average Consumer Banking deposit balances increased $37 million. Demand deposit balances increased $37 million, interest-bearing transaction deposits grew by $31 million and savings account balances increased by $21 million. This growth was partially offset by a $51 million decrease in time deposits. Average Wealth Management deposits increased $267 million compared to the fourth quarter of 2014 primarily due to a $218 million increase in interest-bearing transaction deposit account balances and an $86 million increase in time deposit balances, partially offset by a $37 million decrease in demand deposits.

Brokered deposits included in time deposits averaged $412 million for the first quarter of 2015, an increase of $92 million over the fourth quarter of 2014. Average interest-bearing transaction accounts for the first quarter included $571 million of brokered deposits, an increase of $104 million compared to the fourth quarter of 2014. Changes in average brokered deposits largely affect Funds Management and Other.

The distribution of our period end deposit account balances among principal markets follows in Table 24.

Table 24 -- Period End Deposits by Principal Market Area
(In thousands)

	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Bank of Oklahoma:
Demand	$3,982,534	$3,828,819	$3,915,560	$3,785,922	$3,476,876
Interest-bearing:
Transaction	6,199,468	6,117,886	5,450,692	5,997,474	6,148,712
Savings	227,855	206,357	201,690	210,330	211,770
Time	1,372,250	1,301,194	1,292,738	1,195,586	1,209,002
Total interest-bearing	7,799,573	7,625,437	6,945,120	7,403,390	7,569,484
Total Bank of Oklahoma	11,782,107	11,454,256	10,860,680	11,189,312	11,046,360

Bank of Texas:
Demand	2,511,032	2,639,732	2,636,713	2,617,194	2,513,729
Interest-bearing:
Transaction	2,062,063	2,065,723	2,020,737	1,957,236	1,967,107
Savings	76,128	72,037	66,798	67,012	70,890
Time	547,371	547,316	569,929	606,248	621,925
Total interest-bearing	2,685,562	2,685,076	2,657,464	2,630,496	2,659,922
Total Bank of Texas	5,196,594	5,324,808	5,294,177	5,247,690	5,173,651

Bank of Albuquerque:
Demand	537,466	487,819	480,023	515,554	524,191
Interest-bearing:
Transaction	535,791	519,544	502,787	489,378	516,734
Savings	42,088	37,471	36,127	36,442	37,481
Time	290,706	295,798	303,074	309,540	320,352
Total interest-bearing	868,585	852,813	841,988	835,360	874,567
Total Bank of Albuquerque	1,406,051	1,340,632	1,322,011	1,350,914	1,398,758

Bank of Arkansas:
Demand	31,002	35,996	35,075	44,471	40,026
Interest-bearing:
Transaction	253,691	158,115	234,063	205,216	212,144
Savings	1,677	1,936	2,222	2,287	2,264
Time	28,277	28,520	38,811	41,155	32,312
Total interest-bearing	283,645	188,571	275,096	248,658	246,720
Total Bank of Arkansas	314,647	224,567	310,171	293,129	286,746

Colorado State Bank & Trust:
Demand	412,532	445,755	422,044	396,185	399,820
Interest-bearing:
Transaction	604,665	631,874	571,807	566,320	536,438
Savings	31,524	29,811	29,768	29,234	28,973
Time	340,006	353,998	372,401	385,252	399,948
Total interest-bearing	976,195	1,015,683	973,976	980,806	965,359
Total Colorado State Bank & Trust	1,388,727	1,461,438	1,396,020	1,376,991	1,365,179

	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Bank of Arizona:
Demand	271,091	369,115	279,811	293,836	265,149
Interest-bearing:
Transaction	295,480	347,214	336,584	379,170	409,200
Savings	2,900	2,545	3,718	2,813	2,711
Time	28,086	36,680	38,842	37,666	37,989
Total interest-bearing	326,466	386,439	379,144	419,649	449,900
Total Bank of Arizona	597,557	755,554	658,955	713,485	715,049

Bank of Kansas City:
Demand	263,920	259,121	268,903	254,843	252,496
Interest-bearing:
Transaction	157,044	273,999	128,039	103,610	109,321
Savings	1,618	1,274	1,315	1,511	1,507
Time	45,082	45,210	48,785	40,379	40,646
Total interest-bearing	203,744	320,483	178,139	145,500	151,474
Total Bank of Kansas City	467,664	579,604	447,042	400,343	403,970
Total BOK Financial deposits	$21,153,347	$21,140,859	$20,289,056	$20,571,864	$20,389,713

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. There were no wholesale federal funds purchased outstanding at March 31, 2015. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $3.1 billion during the quarter, up from $3.0 billion during the fourth quarter of 2014.

At March 31, 2015, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $6.1 billion.

A summary of other borrowings by the subsidiary bank follows in Table 25.

Table 25 -- Borrowed Funds
(In thousands)

		Three Months Ended March 31, 2015				Three Months Ended December 31, 2014
	March 31, 2015	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	December 31, 2014	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Funds purchased	$66,320	$69,730	0.09%	$72,389	$57,031	$71,728	0.08%	$59,104
Repurchase agreements	897,663	1,000,839	0.04%	1,008,144	1,187,489	996,308	0.04%	1,187,489
Other borrowings:
Federal Home Loan Bank advances	3,700,000	3,052,434	0.26%	3,700,000	2,103,400	2,984,379	0.25%	2,903,400
GNMA repurchase liability	11,011	15,674	5.07%	16,561	14,298	20,191	5.08%	24,980
Other	16,039	16,106	2.41%	16,140	16,076	16,523	1.07%	16,582
Total other borrowings	3,727,050	3,084,214	0.32%		2,133,774	3,021,093	0.32%
Subordinated debentures	348,030	348,007	2.52%	348,030	347,983	347,960	2.50%	347,983
Total Borrowed Funds	$5,039,063	$4,502,790	0.43%		$3,726,277	$4,437,089	0.43%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At March 31, 2015, $227 million of this subordinated debt remains outstanding.
In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. At March 31, 2015, $122 million of this subordinated debt remains outstanding.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

At March 31, 2015 cash and interest-bearing cash and cash equivalents held by the Parent Company totaled $424 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. Based on the implementation of the new capital rules on January 1, 2015 as well as management’s internal capital policy, the dividend capacity of the subsidiary bank has been reduced to zero at March 31, 2015. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company has a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”). Interest on amounts outstanding under the Credit Facility is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.00% based upon the Company’s option. Interest on amounts borrowed for certain acquisitions converted to a term loan at the Company's option is to be paid at a defined base rate minus 1.25% or LIBOR plus 1.25%. A commitment fee equal to 0.20% shall be paid quarterly on the unused portion of the credit commitment under the Credit Facility and there are no prepayment penalties. Any amounts outstanding at the end of the Credit Facility term shall be converted into a term loan which, except for amounts borrowed for certain acquisitions, shall be payable June 5, 2015. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants including limits on the Company’s ability to borrow additional funds, make investments and sell assets. These covenants also require BOKF to maintain minimum capital levels. No amounts were outstanding under the Credit Facility at March 31, 2015 and the Company met all of the covenants.

Our equity capital at March 31, 2015 was $3.4 billion, an increase of $54 million over December 31, 2014. Net income less cash dividends paid increased equity $46 million during the first quarter of 2015 and accumulated other comprehensive income increased $34 million primarily related to the change in unrealized gains on available for sale securities due to changes in interest rates, partially offset by $30 million of share repurchases during the quarter. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of March 31, 2015, the Company has repurchased 741,652 shares for $42 million under this program. During the first quarter of 2015, 502,156 shares were repurchased at an average cost of $58.71 per share.

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
New capital rules were effective for BOK Financial on January 1, 2015. Components of these rules will phase in through January 1, 2019. The new capital rules reduced instruments that qualify as regulatory capital and generally increased risk weighted assets. The impact of these changes was partially offset by improved data granularity. The new capital rules establish a 7% threshold for the common equity Tier 1 ratio consisting of a minimum level plus capital conservation buffer. The Company has elected to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital, consistent with the treatment under previous capital rules.

The rules also change both the Tier 1 risk based capital requirements and the total risk based requirements to a minimum of 6% and 8%, respectively, plus a capital conservation buffer of 2.5% totaling 8.5% and 10.5%, respectively. The leverage ratio requirement under the rule is 4%. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 26.

Table 26 -- Capital Ratios

	Minimum Capital Requirement[1]	Capital Conservation Buffer[2]	Minimum Capital Requirement Including Capital Conservation Buffer	March 31, 2015
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	13.07%
Tier 1 capital	6.00%	2.50%	8.50%	13.07%
Total capital	8.00%	2.50%	10.50%	14.39%
Tier 1 Leverage	4.00%	N/A	4.00%	9.74%

Average total equity to average assets				11.18%
Tangible common equity ratio				9.86%

[1]	Effective January 1, 2015

[2]	Effective January 1, 2016

	Calculated Under Then Current Capital Rules
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Risk-based capital:
Tier 1 capital	13.33%	13.72%	13.63%	13.77%
Total capital	14.66%	15.11%	15.38%	15.55%
Tier 1 Leverage	9.96%	10.22%	10.26%	10.17%

Average total equity to average assets	11.36%	11.55%	11.56%	11.40%
Tangible common equity ratio	10.08%	9.86%	10.20%	10.06%

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

Table 27 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 27 -- Non-GAAP Measure
(Dollars in thousands)

	March 31, 2015	Dec. 31, 2014	Sept. 30 2014	June 30, 2014	March 31, 2014
Tangible common equity ratio:
Total shareholders' equity	$3,357,161	$3,302,179	$3,243,093	$3,212,517	$3,109,925
Less: Goodwill and intangible assets, net	411,066	412,156	413,256	414,356	396,131
Tangible common equity	2,946,095	2,890,023	2,829,837	2,798,161	2,713,794
Total assets	30,299,978	29,089,698	29,105,020	27,843,770	27,364,714
Less: Goodwill and intangible assets, net	411,066	412,156	413,256	414,356	396,131
Tangible assets	$29,888,912	$28,677,542	$28,691,764	$27,429,414	$26,968,583
Tangible common equity ratio	9.86%	10.08%	9.86%	10.20%	10.06%
Off-Balance Sheet Arrangements

See Note 6 to the Consolidated Financial Statements for a discussion of the Company’s significant off-balance sheet commitments.
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

The Company’s primary interest rate exposures include the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable rate loan pricing. Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, the impact on the level and composition of DDA and other core deposit balances resulting from a significant increase in short-term market interest rates and the overall interest rate environment is likely to be material. The simulation incorporates assumptions regarding the effects of such changes based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 28 due to the extreme volatility over such a large rate range and our active risk management approach for that asset. The effects of interest rate changes on the value of mortgage servicing rights and financial instruments identified as economic hedges are presented in Note 5 to the Consolidated Financial Statements.

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

Table 28 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	March 31,		March 31,
	2015	2014	2015	2014
Anticipated impact over the next twelve months on net interest revenue	$(5,364)	$(11,626)	$(20,193)	$(13,161)
	(0.72)%	(1.66)%	(2.73)%	(1.88)%

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

Management uses a Value at Risk ("VaR") methodology to measure market risk due to changes in interest rates inherent in its trading activities. VaR is calculated based upon historical simulations over the past five years using a variance/covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VaR to $7.3 million. There were no instances of VaR being exceeded during the three months ended March 31, 2015 and 2014. At March 31, 2015, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VaR amounts for three months ended March 31, 2015 and March 31, 2014 are as follows in Table 29.

Table 29 -- Value at Risk (VaR)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Average	$1,475	$1,480
High	2,053	3,731
Low	782	984
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest revenue	2015	2014
Loans	$126,696	$122,471
Residential mortgage loans held for sale	2,949	1,590
Trading securities	507	411
Taxable securities	3,326	3,282
Tax-exempt securities	1,344	1,504
Total investment securities	4,670	4,786
Taxable securities	43,105	47,255
Tax-exempt securities	620	494
Total available for sale securities	43,725	47,749
Fair value option securities	2,003	851
Restricted equity securities	2,597	997
Interest-bearing cash and cash equivalents	1,422	265
Total interest revenue	184,569	179,120
Interest expense
Deposits	12,105	12,986
Borrowed funds	2,573	1,334
Subordinated debentures	2,165	2,158
Total interest expense	16,843	16,478
Net interest revenue	167,726	162,642
Provision for credit losses	—	—
Net interest revenue after provision for credit losses	167,726	162,642
Other operating revenue
Brokerage and trading revenue	31,707	29,516
Transaction card revenue	31,010	29,134
Fiduciary and asset management revenue	31,469	25,722
Deposit service charges and fees	21,684	22,689
Mortgage banking revenue	39,320	22,844
Bank-owned life insurance	2,198	2,106
Other revenue	8,603	8,852
Total fees and commissions	165,991	140,863
Gain (loss) on other assets, net	755	(2,328)
Gain on derivatives, net	911	968
Gain on fair value option securities, net	2,647	2,660
Change in fair value of mortgage servicing rights	(8,522)	(4,461)
Gain on available for sale securities, net	4,327	1,240
Total other-than-temporary impairment losses	(781)	—
Portion of loss recognized in (reclassified from) other comprehensive income	689	—
Net impairment losses recognized in earnings	(92)	—
Total other operating revenue	166,017	138,942
Other operating expense
Personnel	128,548	104,433
Business promotion	5,748	5,841
Charitable contributions to BOKF Foundation	—	2,420
Professional fees and services	10,059	7,565
Net occupancy and equipment	19,044	16,896
Insurance	4,980	4,541
Data processing and communications	30,620	27,135
Printing, postage and supplies	3,461	3,541
Net losses and operating expenses of repossessed assets	613	1,432
Amortization of intangible assets	1,090	816
Mortgage banking costs	9,319	3,634
Other expense	6,783	6,850
Total other operating expense	220,265	185,104
Net income before taxes	113,478	116,480
Federal and state income taxes	38,384	39,437
Net income	75,094	77,043
Net income attributable to non-controlling interests	251	453
Net income attributable to BOK Financial Corporation shareholders	$74,843	$76,590
Earnings per share:
Basic	$1.08	$1.11
Diluted	$1.08	$1.11
Average shares used in computation:
Basic	68,254,780	68,273,685
Diluted	68,344,886	68,436,478
Dividends declared per share	$0.42	$0.40
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended
	March 31,
	2015	2014
Net income	$75,094	$77,043
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	59,387	54,613
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(179)	(403)
Interest expense, Subordinated debentures	65	83
Net impairment losses recognized in earnings	92	—
Gain on available for sale securities, net	(4,327)	(1,240)
Other comprehensive income before income taxes	55,038	53,053
Federal and state income taxes	21,408	20,635
Other comprehensive income, net of income taxes	33,630	32,418
Comprehensive income	108,724	109,461
Comprehensive income attributable to non-controlling interests	251	453
Comprehensive income attributable to BOK Financial Corp. shareholders	$108,473	$109,008

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2015	Dec 31, 2014	March 31, 2014
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$490,683	$550,576	$645,435
Interest-bearing cash and cash equivalents	2,119,987	1,925,266	708,571
Trading securities	118,044	188,700	86,571
Investment securities (fair value: March 31, 2015 – $657,971; December 31, 2014 – $673,626 ; March 31, 2014 – $685,063)	634,587	652,360	668,976
Available for sale securities	9,158,175	8,978,945	9,933,723
Fair value option securities	434,077	311,597	160,884
Restricted equity securities	212,685	141,494	85,643
Residential mortgage loans held for sale	513,196	304,182	226,512
Loans	14,684,136	14,208,037	13,077,854
Allowance for loan losses	(197,686)	(189,056)	(188,318)
Loans, net of allowance	14,486,450	14,018,981	12,889,536
Premises and equipment, net	279,075	273,833	279,257
Receivables	183,447	132,408	114,437
Goodwill	377,780	377,780	364,570
Intangible assets, net	33,286	34,376	31,561
Mortgage servicing rights	175,051	171,976	153,774
Real estate and other repossessed assets, net of allowance (March 31, 2015 – $18,886; December 31, 2014 – $22,937; March 31, 2014 – $23,555)	45,551	101,861	95,515
Derivative contracts	462,386	361,874	218,507
Cash surrender value of bank-owned life insurance	296,192	293,978	286,932
Receivable on unsettled securities sales	9,598	74,259	18,199
Other assets	269,728	195,252	396,111
Total assets	$30,299,978	$29,089,698	$27,364,714

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$8,009,577	$8,066,357	$7,472,287
Interest-bearing deposits:
Transaction	10,108,202	10,114,355	9,899,656
Savings	383,790	351,431	355,596
Time	2,651,778	2,608,716	2,662,174
Total deposits	21,153,347	21,140,859	20,389,713
Funds purchased	66,320	57,031	1,166,178
Repurchase agreements	897,663	1,187,489	777,108
Other borrowings	3,727,050	2,133,774	1,031,693
Subordinated debentures	348,030	347,983	347,846
Accrued interest, taxes and expense	147,184	120,211	160,351
Derivative contracts	419,351	354,554	185,499
Due on unsettled securities purchases	25,935	290,540	39,641
Other liabilities	124,846	121,051	122,086
Total liabilities	26,909,726	25,753,492	24,220,115
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2015 – 74,351,392; December 31, 2014 – 74,003,754; March 31, 2014 – 73,547,801)	4	4	4
Capital surplus	959,650	954,644	913,642
Retained earnings	2,576,953	2,530,837	2,398,636
Treasury stock (shares at cost: March 31, 2015 – 5,429,078; December 31, 2014 – 4,890,018; March 31, 2014 – 4,407,591)	(269,749)	(239,979)	(209,152)
Accumulated other comprehensive income	90,303	56,673	6,795
Total shareholders’ equity	3,357,161	3,302,179	3,109,925
Non-controlling interests	33,091	34,027	34,674
Total equity	3,390,252	3,336,206	3,144,599
Total liabilities and equity	$30,299,978	$29,089,698	$27,364,714

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2013	73,163	$4	$898,586	$2,349,428	4,305	$(202,346)	$(25,623)	$3,020,049	$34,924	$3,054,973
Net income	—	—	—	76,590	—	—	—	76,590	453	77,043
Other comprehensive income	—	—	—	—	—	—	32,418	32,418	—	32,418
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares for equity compensation	385	—	10,461	—	103	(6,806)	—	3,655	—	3,655
Tax effect from equity compensation, net	—	—	1,732	—	—	—	—	1,732	—	1,732
Share-based compensation	—	—	2,863	—	—	—	—	2,863	—	2,863
Cash dividends on common stock	—	—	—	(27,382)	—	—	—	(27,382)	—	(27,382)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(703)	(703)

Balance, March 31, 2014	73,548	$4	$913,642	$2,398,636	4,408	$(209,152)	$6,795	$3,109,925	$34,674	$3,144,599

Balances at December 31, 2014	74,004	$4	$954,644	$2,530,837	4,890	$(239,979)	$56,673	$3,302,179	$34,027	$3,336,206
Net income	—	—	—	74,843	—	—	—	74,843	251	75,094
Other comprehensive income	—	—	—	—	—	—	33,630	33,630	—	33,630
Repurchase of common stock	—	—	—	—	502	(29,484)	—	(29,484)	—	(29,484)
Issuance of shares for equity compensation	347	—	2,926	—	37	(286)	—	2,640	—	2,640
Tax effect from equity compensation, net	—	—	215	—	—	—	—	215	—	215
Share-based compensation	—	—	1,865	—	—	—	—	1,865	—	1,865
Cash dividends on common stock	—	—	—	(28,727)	—	—	—	(28,727)	—	(28,727)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,187)	(1,187)

Balance, March 31, 2015	74,351	$4	$959,650	$2,576,953	5,429	$(269,749)	$90,303	$3,357,161	$33,091	$3,390,252

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$75,094	$77,043
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	—
Change in fair value of mortgage servicing rights	8,522	4,461
Unrealized losses (gains) from derivative contracts	641	563
Tax effect from equity compensation, net	(215)	(1,732)
Change in bank-owned life insurance	(2,198)	(2,106)
Share-based compensation	1,865	2,863
Depreciation and amortization	16,800	12,362
Net amortization of securities discounts and premiums	14,511	14,560
Net realized losses (gains) on financial instruments and other assets	(5,956)	(1,202)
Net gain on mortgage loans held for sale	(20,702)	(11,968)
Mortgage loans originated for sale	(1,565,016)	(727,516)
Proceeds from sale of mortgage loans held for sale	1,382,042	713,002
Capitalized mortgage servicing rights	(19,150)	(8,644)
Change in trading and fair value option securities	(52,479)	10,890
Change in receivables	(16,008)	3,246
Change in other assets	(6,293)	14,111
Change in accrued interest, taxes and expense	5,521	(41,114)
Change in other liabilities	8,173	1,555
Net cash provided by (used in) operating activities	(174,848)	60,374
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	19,378	13,019
Proceeds from maturities or redemptions of available for sale securities	513,939	403,191
Purchases of investment securities	(3,363)	(5,834)
Purchases of available for sale securities	(980,768)	(679,171)
Proceeds from sales of available for sale securities	334,825	531,385
Change in amount receivable on unsettled securities transactions	64,661	(1,025)
Loans originated, net of principal collected	(458,118)	(271,214)
Net payments on derivative asset contracts	(83,354)	40,220
Acquisitions, net of cash acquired	—	(12,624)
Proceeds from disposition of assets	66,111	20,071
Purchases of assets	(108,579)	(20,945)
Net cash provided by (used in) investing activities	(635,268)	17,073
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(30,574)	154,205
Net change in time deposits	43,062	(33,819)
Net change in other borrowed funds	1,283,330	221,650
Net proceeds on derivative liability contracts	70,377	(40,228)
Net change in derivative margin accounts	(101,290)	(84,368)
Change in amount due on unsettled security transactions	(264,605)	(6,099)
Issuance of common and treasury stock, net	2,640	3,655
Tax effect from equity compensation, net	215	1,732
Repurchase of common stock	(29,484)	—
Dividends paid	(28,727)	(27,382)
Net cash provided by financing activities	944,944	189,346
Net increase in cash and cash equivalents	134,828	266,793
Cash and cash equivalents at beginning of period	2,475,842	1,087,213
Cash and cash equivalents at end of period	$2,610,670	$1,354,006

Cash paid for interest	$15,380	$14,394
Cash paid for taxes	$3,232	$56
Net loans and bank premises transferred to repossessed real estate and other assets	$2,768	$19,577
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$29,409	$31,441
Conveyance of other real estate owned guaranteed by U.S. government agencies	$66,912	$9,100
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

The financial information should be read in conjunction with BOK Financial’s 2014 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2014 have been derived from the audited financial statements included in BOK Financial’s 2014 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01")

On January 15, 2014, the FASB issued ASU 2014-01 to simplify the amortization method an entity uses and modify the criteria to elect a measurement and presentation alternative, including the simplified amortization method, for certain investments in qualified affordable housing projects. This alternative permits the entity to present the investment's performance net of the related tax benefits as part of income tax expense. ASU 2014-01 was effective for the Company for interim and annual periods beginning after December 15, 2014. Adoption of ASU 2014-01 affected income statement presentation, but otherwise did not have a material impact on the Company's consolidated financial statements.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	March 31, 2015		December 31, 2014		March 31, 2014
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$26,283	$40	$85,092	$(62)	$28,588	$14
U.S. agency residential mortgage-backed securities	17,179	5	31,199	269	23,595	83
Municipal and other tax-exempt securities	54,164	(4)	38,951	18	27,280	58
Other trading securities	20,418	53	33,458	(38)	7,108	(19)
Total	$118,044	$94	$188,700	$187	$86,571	$136
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2015
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$396,063	$396,063	$400,112	$4,443	$(394)
U.S. agency residential mortgage-backed securities – Other	33,109	33,545	35,253	1,708	—
Other debt securities	204,979	204,979	222,606	18,500	(873)
Total	$634,151	$634,587	$657,971	$24,651	$(1,267)

[1]
Carrying value includes $436 thousand of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio in 2011.

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	December 31, 2014
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$405,090	$405,090	$408,344	$4,205	$(951)
U.S. agency residential mortgage-backed securities – Other	35,135	35,750	37,463	1,713	—
Other debt securities	211,520	211,520	227,819	16,956	(657)
Total	$651,745	$652,360	$673,626	$22,874	$(1,608)

[1]
Carrying value includes $615 thousand of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio in 2011.

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

[1]
Carrying value includes $1.4 million of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio in 2011.

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

The amortized cost and fair values of investment securities at March 31, 2015, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$51,635	$287,099	$19,461	$37,868	$396,063	3.62
Fair value	51,726	288,383	19,757	40,246	400,112
Nominal yield¹	1.72%	1.76%	4.04%	5.36%	2.21%
Other debt securities:
Carrying value	13,799	39,787	85,557	65,836	204,979	9.31
Fair value	13,896	40,991	92,995	74,724	222,606
Nominal yield	3.36%	4.70%	5.62%	5.83%	5.35%
Total fixed maturity securities:
Carrying value	$65,434	$326,886	$105,018	$103,704	$601,042	5.56
Fair value	65,622	329,374	112,752	114,970	622,718
Nominal yield	2.07%	2.12%	5.33%	5.65%	3.28%
Residential mortgage-backed securities:
Carrying value					$33,545	³
Fair value					35,253
Nominal yield[4]					2.74%
Total investment securities:
Carrying value					$634,587
Fair value					657,971
Nominal yield					3.26%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 2.7 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2015
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,001	$1	$—	$—
Municipal and other tax-exempt	60,298	60,818	1,242	(722)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,844,253	3,930,186	87,993	(2,060)	—
FHLMC	2,040,364	2,079,310	39,989	(1,043)	—
GNMA	698,346	703,206	6,031	(1,171)	—
Other	4,533	4,867	334	—	—
Total U.S. government agencies	6,587,496	6,717,569	134,347	(4,274)	—
Private issue:
Alt-A loans	63,765	69,369	6,601	—	(997)
Jumbo-A loans	85,269	90,662	5,769	—	(376)
Total private issue	149,034	160,031	12,370	—	(1,373)
Total residential mortgage-backed securities	6,736,530	6,877,600	146,717	(4,274)	(1,373)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,157,985	2,164,842	13,849	(6,992)	—
Other debt securities	9,405	9,155	—	(250)	—
Perpetual preferred stock	22,171	24,983	2,812	—	—
Equity securities and mutual funds	18,679	19,776	1,117	(20)	—
Total	$9,006,068	$9,158,175	$165,738	$(12,258)	$(1,373)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2014
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,005	$1,005	$—	$—	$—
Municipal and other tax-exempt	63,018	63,557	1,280	(741)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,932,200	3,997,428	71,200	(5,972)	—
FHLMC	1,810,476	1,836,870	29,043	(2,649)	—
GNMA	801,820	807,443	8,240	(2,617)	—
Other	4,808	5,143	335	—	—
Total U.S. government agencies	6,549,304	6,646,884	108,818	(11,238)	—
Private issue:
Alt-A loans	65,582	71,952	6,677	—	(307)
Jumbo-A loans	88,778	94,005	5,584	—	(357)
Total private issue	154,360	165,957	12,261	—	(664)
Total residential mortgage-backed securities	6,703,664	6,812,841	121,079	(11,238)	(664)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,064,091	2,048,609	4,437	(19,919)	—
Other debt securities	9,438	9,212	26	(252)	—
Perpetual preferred stock	22,171	24,277	2,183	(77)	—
Equity securities and mutual funds	18,603	19,444	871	(30)	—
Total	$8,881,990	$8,978,945	$129,876	$(32,257)	$(664)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	March 31, 2014
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,033	$1,034	$1	$—	$—
Municipal and other tax-exempt	69,434	70,065	1,548	(917)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,380,066	4,409,566	65,393	(35,893)	—
FHLMC	2,158,750	2,162,580	25,644	(21,814)	—
GNMA	885,058	888,989	9,612	(5,681)	—
Other	13,426	14,434	1,008	—	—
Total U.S. government agencies	7,437,300	7,475,569	101,657	(63,388)	—
Private issue:
Alt-A loans	73,244	77,557	4,597	—	(284)
Jumbo-A loans	106,258	111,691	5,741	—	(308)
Total private issue	179,502	189,248	10,338	—	(592)
Total residential mortgage-backed securities	7,616,802	7,664,817	111,995	(63,388)	(592)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,159,704	2,123,762	1,329	(37,271)	—
Other debt securities	35,031	35,119	275	(187)	—
Perpetual preferred stock	22,171	24,281	2,110	—	—
Equity securities and mutual funds	14,102	14,645	602	(59)	—
Total	$9,918,277	$9,933,723	$117,860	$(101,822)	$(592)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at March 31, 2015, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$—	$1,000	$—	$—		$1,000	2.80
Fair value	—	1,001	—	—		1,001
Nominal yield	—%	0.87%	—%	—%		0.87%
Municipal and other tax-exempt:
Amortized cost	$9,807	$25,059	$2,084	$23,348		$60,298	8.30
Fair value	9,904	25,836	2,295	22,783		60,818
Nominal yield¹	3.61%	4.25%	6.35%	1.94%	[6]	3.32%
Commercial mortgage-backed securities:
Amortized cost	$—	$915,951	$907,546	$334,488		$2,157,985	8.24
Fair value	—	918,759	913,201	332,882		2,164,842
Nominal yield	—%	1.44%	1.77%	1.33%		1.56%
Other debt securities:
Amortized cost	$5,005	$—	$—	$4,400		$9,405	15.18
Fair value	5,005	—	—	4,150		9,155
Nominal yield	2.12%	—%	—%	1.71%	[6]	1.93%
Total fixed maturity securities:
Amortized cost	$14,812	$942,010	$909,630	$362,236		$2,228,688	8.27
Fair value	14,909	945,596	915,496	359,815		2,235,816
Nominal yield	3.11%	1.52%	1.78%	1.38%		1.61%
Residential mortgage-backed securities:
Amortized cost						$6,736,530	[2]
Fair value						6,877,600
Nominal yield[4]						1.92%
Equity securities and mutual funds:
Amortized cost						$40,850	³
Fair value						44,759
Nominal yield						1.28%
Total available-for-sale securities:
Amortized cost						$9,006,068
Fair value						9,158,175
Nominal yield						1.84%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.3 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Proceeds	$334,825	$531,385
Gross realized gains	4,900	6,433
Gross realized losses	(573)	(5,193)
Related federal and state income tax expense	1,683	482

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	March 31, 2015	Dec. 31, 2014	March 31, 2014
Investment:
Carrying value	$63,425	$63,495	$87,757
Fair value	65,723	65,855	90,765

Available for sale:
Amortized cost	6,065,705	5,855,220	5,177,411
Fair value	6,155,570	5,893,972	5,169,432

The secured parties do not have the right to sell or re-pledge these securities.

Impaired Securities as of March 31, 2015
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	37	$41,048	$173	$53,662	$221	$94,710	$394
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	97	31,451	846	2,478	27	33,929	873
Total investment	134	$72,499	$1,019	$56,140	$248	$128,639	$1,267

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	20	$10,217	$27	$11,705	$695	$21,922	$722
Residential mortgage-backed securities:
U. S. agencies:
FNMA	8	90,133	464	125,166	1,596	215,299	2,060
FHLMC	6	17,511	34	124,912	1,009	142,423	1,043
GNMA	4	—	—	123,884	1,171	123,884	1,171
Total U.S. agencies	18	107,644	498	373,962	3,776	481,606	4,274
Private issue[1]:
Alt-A loans	4	10,154	997	—	—	10,154	997
Jumbo-A loans	8	—	—	9,570	376	9,570	376
Total private issue	12	10,154	997	9,570	376	19,724	1,373
Total residential mortgage-backed securities	30	117,798	1,495	383,532	4,152	501,330	5,647
Commercial mortgage-backed securities guaranteed by U.S. government agencies	68	97,374	151	894,815	6,841	992,189	6,992
Other debt securities	2	—	—	4,150	250	4,150	250
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	66	24	—	1,007	20	1,031	20
Total available for sale	186	$225,413	$1,673	$1,295,209	$11,958	$1,520,622	$13,631

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Impaired Securities as of December 31, 2014
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	78	$112,677	$426	$60,076	$525	$172,753	$951
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	84	31,274	637	761	20	32,035	657
Total investment	162	$143,951	$1,063	$60,837	$545	$204,788	$1,608

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	22	$10,838	$12	$12,176	$729	$23,014	$741
Residential mortgage-backed securities:
U. S. agencies:
FNMA	24	257,854	547	454,394	5,425	712,248	5,972
FHLMC	16	62,950	37	310,834	2,612	373,784	2,649
GNMA	5	8,550	12	128,896	2,605	137,446	2,617
Total U.S. agencies	45	329,354	596	894,124	10,642	1,223,478	11,238
Private issue[1]:
Alt-A loans	4	11,277	307	—	—	11,277	307
Jumbo-A loans	8	—	—	10,020	357	10,020	357
Total private issue	12	11,277	307	10,020	357	21,297	664
Total residential mortgage-backed securities	57	340,631	903	904,144	10,999	1,244,775	11,902
Commercial mortgage-backed securities guaranteed by U.S. government agencies	104	223,106	454	1,238,376	19,465	1,461,482	19,919
Other debt securities	2	—	—	4,150	252	4,150	252
Perpetual preferred stocks	2	2,898	77	—	—	2,898	77
Equity securities and mutual funds	68	—	—	1,205	30	1,205	30
Total available for sale	255	$577,473	$1,446	$2,160,051	$31,475	$2,737,524	$32,921

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Impaired Securities as of March 31, 2014
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	96	$78,833	$601	$117,909	$1,352	$196,742	$1,953
U.S. Agency residential mortgage-backed securities – Other	1	9,645	40	—	—	9,645	40
Other debt securities	31	12,516	130	798	43	13,314	173
Total investment	128	$100,994	$771	$118,707	$1,395	$219,701	$2,166

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt[1]	29	$13,750	$198	$16,601	$719	$30,351	$917
Residential mortgage-backed securities:
U. S. agencies:
FNMA	77	2,075,587	35,893	—	—	2,075,587	35,893
FHLMC	45	1,236,653	21,814	—	—	1,236,653	21,814
GNMA	14	423,725	5,681	—	—	423,725	5,681
Total U.S. agencies	136	3,735,965	63,388	—	—	3,735,965	63,388
Private issue[1]:
Alt-A loans	5	—	—	15,725	284	15,725	284
Jumbo-A loans	8	11,744	308	—	—	11,744	308
Total private issue	13	11,744	308	15,725	284	27,469	592
Total residential mortgage-backed securities	149	3,747,709	63,696	15,725	284	3,763,434	63,980
Commercial mortgage-backed securities guaranteed by U.S. government agencies	128	1,545,035	30,151	207,246	7,120	1,752,281	37,271
Other debt securities	3	481	19	4,231	168	4,712	187
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	106	1,778	48	172	11	1,950	59
Total available for sale	415	$5,308,753	$94,112	$243,975	$8,302	$5,552,728	$102,414

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of March 31, 2015, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at March 31, 2015.

At March 31, 2015, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$256,859	$257,878	$13,078	$13,198	$—	$—	$126,126	$129,036	$396,063	$400,112
Mortgage-backed securities -- other	33,545	35,253	—	—	—	—	—	—	—	—	33,545	35,253
Other debt securities	—	—	151,442	169,373	—	—	—	—	53,537	53,233	204,979	222,606
Total investment securities	$33,545	$35,253	$408,301	$427,251	$13,078	$13,198	$—	$—	$179,663	$182,269	$634,587	$657,971

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,000	$1,001	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$1,001
Municipal and other tax-exempt	—	—	38,504	39,556	10,567	10,047	—	—	11,227	11,215	60,298	60,818
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,844,253	3,930,186	—	—	—	—	—	—	—	—	3,844,253	3,930,186
FHLMC	2,040,364	2,079,310	—	—	—	—	—	—	—	—	2,040,364	2,079,310
GNMA	698,346	703,206	—	—	—	—	—	—	—	—	698,346	703,206
Other	4,533	4,867	—	—	—	—	—	—	—	—	4,533	4,867
Total U.S. government agencies	6,587,496	6,717,569	—	—	—	—	—	—	—	—	6,587,496	6,717,569
Private issue:
Alt-A loans	—	—	—	—	—	—	63,765	69,369	—	—	63,765	69,369
Jumbo-A loans	—	—	—	—	—	—	85,269	90,662	—	—	85,269	90,662
Total private issue	—	—	—	—	—	—	149,034	160,031	—	—	149,034	160,031
Total residential mortgage-backed securities	6,587,496	6,717,569	—	—	—	—	149,034	160,031	—	—	6,736,530	6,877,600
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,157,985	2,164,842	—	—	—	—	—	—	—	—	2,157,985	2,164,842
Other debt securities	—	—	4,400	4,150	5,005	5,005	—	—	—	—	9,405	9,155
Perpetual preferred stock	—	—	—	—	11,406	12,623	10,765	12,360	—	—	22,171	24,983
Equity securities and mutual funds	—	—	4	497	—	—	—	—	18,675	19,279	18,679	19,776
Total available for sale securities	$8,746,481	$8,883,412	$42,908	$44,203	$26,978	$27,675	$159,799	$172,391	$29,902	$30,494	$9,006,068	$9,158,175

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At March 31, 2015, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade. The gross unrealized loss on these securities totaled $1.4 million. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

	March 31, 2015	December 31, 2014	March 31, 2014

Unemployment rate	Held constant at 5.6% over the next 12 months and remain at 5.6% thereafter.	Held constant at 5.6% over the next 12 months and remain at 5.6% thereafter.	Held constant at 7.3% over the next 12 months and remains at 7.3% thereafter.
Housing price appreciation/depreciation
Starting with current depreciated housing prices based on information derived from the FHFA1, appreciating 3.2% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.

Starting with current depreciated housing prices based on information derived from the FHFA1, appreciating 3.2% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.

Starting with current depreciated housing prices based on information derived from the FHFA1, appreciating 4% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.

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

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities is charged against other comprehensive income, net of deferred taxes. Credit loss impairments of $92 thousand were recognized in earnings on privately issued residential mortgage-backed securities during the three months ended March 31, 2015.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				March 31, 2015		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	14	$63,765	$69,369	1	$92	14	$36,219
Jumbo-A	30	85,269	90,662	—	—	29	18,220
Total	44	$149,034	$160,031	1	$92	43	$54,439

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at March 31, 2015.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Balance of credit-related OTTI recognized on available for sale debt securities, beginning of period	$54,347	$67,346
Additions for credit-related OTTI not previously recognized	—	—
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	92	—
Reductions for change in intent to hold before recovery	—	—
Sales	—	(12,999)
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$54,439	$54,347

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	March 31, 2015		December 31, 2014		March 31, 2014
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities	$434,077	$4,271	$311,597	$1,624	$156,525	$(5,794)
Other securities	—	—	—	—	4,359	284
Total	$434,077	$4,271	$311,597	$1,624	$160,884	$(5,510)

Restricted Equity Securities

Restricted equity securities include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares are restricted and lacks a market. A summary of restricted equity securities follows (in thousands):

	March 31, 2015	Dec. 31, 2014	March 31, 2014
Federal Reserve stock	$35,018	$35,018	$33,741
Federal Home Loan Bank stock	177,667	106,476	51,902
Total	$212,685	$141,494	$85,643

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

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contracts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of March 31, 2015, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $22 million.

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

Interest Rate Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed-rate liabilities to floating-rate based on LIBOR. As of March 31, 2015, BOK Financial had interest rate swaps with a notional value of $47 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2015 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$18,144,202	$115,693	$(38,135)	$77,558	$—	$77,558
Interest rate swaps	1,174,975	39,880	—	39,880	—	39,880
Energy contracts	651,548	133,391	(47,576)	85,815	(62,118)	23,697
Agricultural contracts	37,545	837	(367)	470	—	470
Foreign exchange contracts	379,243	311,739	—	311,739	—	311,739
Equity option contracts	185,043	8,939	—	8,939	(100)	8,839
Total customer risk management programs	20,572,556	610,479	(86,078)	524,401	(62,218)	462,183
Interest rate risk management programs	22,000	203	—	203	—	203
Total derivative contracts	$20,594,556	$610,682	$(86,078)	$524,604	$(62,218)	$462,386

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$17,920,104	$111,977	$(38,135)	$73,842	$(61,094)	$12,748
Interest rate swaps	1,174,975	40,134	—	40,134	(23,121)	17,013
Energy contracts	634,459	130,396	(47,576)	82,820	—	82,820
Agricultural contracts	37,536	830	(367)	463	—	463
Foreign exchange contracts	378,406	310,940	—	310,940	(13,716)	297,224
Equity option contracts	185,043	8,939	—	8,939	—	8,939
Total customer risk management programs	20,330,523	603,216	(86,078)	517,138	(97,931)	419,207
Interest rate risk management programs	25,000	144	—	144	—	144
Total derivative contracts	$20,355,523	$603,360	$(86,078)	$517,282	$(97,931)	$419,351

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2014 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$10,859,613	$30,897	$(20,219)	$10,678	$—	$10,678
Interest rate swaps	1,266,880	41,331	—	41,331	—	41,331
Energy contracts	1,207,861	53,440	(27,112)	26,328	—	26,328
Agricultural contracts	111,960	4,208	(1,875)	2,333	—	2,333
Foreign exchange contracts	123,278	123,278	—	123,278	—	123,278
Equity option contracts	208,977	17,939	—	17,939	(3,380)	14,559
Total customer risk management programs	13,778,569	271,093	(49,206)	221,887	(3,380)	218,507
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$13,778,569	$271,093	$(49,206)	$221,887	$(3,380)	$218,507

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$11,398,442	$27,966	$(20,219)	$7,747	$—	$7,747
Interest rate swaps	1,266,880	41,596	—	41,596	(17,388)	24,208
Energy contracts	1,134,208	51,308	(27,112)	24,196	(14,202)	9,994
Agricultural contracts	105,518	4,174	(1,875)	2,299	(2,287)	12
Foreign exchange contracts	122,939	122,939	—	122,939	—	122,939
Equity option contracts	208,977	17,939	—	17,939	—	17,939
Total customer risk management programs	14,236,964	265,922	(49,206)	216,716	(33,877)	182,839
Interest rate risk management programs	47,000	2,660	—	2,660	—	2,660
Total derivative contracts	$14,283,964	$268,582	$(49,206)	$219,376	$(33,877)	$185,499

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	March 31, 2015		March 31, 2014
	Brokerage and Trading Revenue	Gain on Derivatives, Net	Brokerage and Trading Revenue	Gain on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$8,250	$—	$5,381	$—
Interest rate swaps	473	—	507	—
Energy contracts	1,341	—	871	—
Agricultural contracts	12	—	63	—
Foreign exchange contracts	245	—	219	—
Equity option contracts	—	—	—	—
Total customer risk management programs	10,321	—	7,041	—
Interest rate risk management programs	—	911	—	968
Total derivative contracts	$10,321	$911	$7,041	$968

Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three and three months ended March 31, 2015 and 2014, respectively.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2015				December 31, 2014
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,807,837	$7,569,446	$13,880	$9,391,163	$1,736,976	$7,345,167	$13,527	$9,095,670
Commercial real estate	703,511	2,212,051	19,902	2,935,464	721,513	1,988,080	18,557	2,728,150
Residential mortgage	1,679,211	201,301	46,487	1,926,999	1,698,620	202,771	48,121	1,949,512
Consumer	100,719	329,327	464	430,510	102,865	331,274	566	434,705
Total	$4,291,278	$10,312,125	$80,733	$14,684,136	$4,259,974	$9,867,292	$80,771	$14,208,037
Accruing loans past due (90 days)[1]				$523				$125

	March 31, 2014
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,649,164	$6,383,495	$19,047	$8,051,706
Commercial real estate	764,688	1,827,414	39,305	2,631,407
Residential mortgage	1,749,693	223,602	45,380	2,018,675
Consumer	125,757	249,335	974	376,066
Total	$4,289,302	$8,683,846	$104,706	$13,077,854
Accruing loans past due (90 days)[1]				$1,991

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At March 31, 2015, $5.1 billion or 35% of our total loan portfolio is to businesses and individuals attributed to the Texas market and $3.4 billion or 23% of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At March 31, 2015, commercial loans attributed to the Texas market totaled $3.4 billion or 36% of the commercial loan portfolio segment and commercial loans attributed to the Oklahoma market totaled $2.0 billion or 21% of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.9 billion or 20% of total loans at March 31, 2015, including $2.5 billion of outstanding loans to energy producers. Approximately 61% of committed production loans are secured by properties primarily producing oil and 39% are secured by properties producing natural gas. The services loan class totaled $2.7 billion at March 31, 2015. Approximately $1.2 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include governmental, finance and insurance, educational services, religious and similar entities.

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

At March 31, 2015, 34% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 15% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At March 31, 2015, residential mortgage loans included $200 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $763 million at March 31, 2015. Approximately, 70% of the home equity loan portfolio is comprised of first lien loans and 30% of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 71% to amortizing term loans and 29% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2015, outstanding commitments totaled $8.1 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2015, outstanding standby letters of credit totaled $394 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At March 31, 2015, outstanding commercial letters of credit totaled $6.6 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three months ended March 31, 2015.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended March 31, 2015 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$90,875	$42,445	$23,458	$4,233	$28,045	$189,056
Provision for loan losses	10,353	(10,417)	(27)	339	28	276
Loans charged off	(174)	(28)	(624)	(1,343)	—	(2,169)
Recoveries	357	8,819	437	910	—	10,523
Ending balance	$101,411	$40,819	$23,244	$4,139	$28,073	$197,686
Allowance for off-balance sheet credit losses:
Beginning balance	$475	$707	$28	$20	$—	$1,230
Provision for off-balance sheet credit losses	102	(374)	(4)	—	—	(276)
Ending balance	$577	$333	$24	$20	$—	$954

Total provision for credit losses	$10,455	$(10,791)	$(31)	$339	$28	$—
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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at March 31, 2015 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,377,283	$101,214	$13,880	$197	$9,391,163	$101,411
Commercial real estate	2,915,562	40,801	19,902	18	2,935,464	40,819
Residential mortgage	1,880,512	23,142	46,487	102	1,926,999	23,244
Consumer	430,046	4,139	464	—	430,510	4,139
Total	14,603,403	169,296	80,733	317	14,684,136	169,613

Nonspecific allowance	—	—	—	—	—	28,073

Total	$14,603,403	$169,296	$80,733	$317	$14,684,136	$197,686

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at March 31, 2015 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,367,119	$100,592	$24,044	$819	$9,391,163	$101,411
Commercial real estate	2,935,464	40,819	—	—	2,935,464	40,819
Residential mortgage	196,782	3,028	1,730,217	20,216	1,926,999	23,244
Consumer	341,530	1,386	88,980	2,753	430,510	4,139
Total	12,840,895	145,825	1,843,241	23,788	14,684,136	169,613

Nonspecific allowance	—	—	—	—	—	28,073

Total	$12,840,895	$145,825	$1,843,241	$23,788	$14,684,136	$197,686

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

The following table summarizes the Company’s loan portfolio at March 31, 2015 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,857,004	$44,115	$1,875	$—	$—	$2,902,994
Services	2,709,357	14,253	4,744	—	—	2,728,354
Wholesale/retail	1,241,961	23,960	4,401	—	—	1,270,322
Manufacturing	546,566	13,942	417	—	—	560,925
Healthcare	1,505,072	4,547	1,558	—	—	1,511,177
Other commercial and industrial	392,549	—	798	23,957	87	417,391
Total commercial	9,252,509	100,817	13,793	23,957	87	9,391,163

Commercial real estate:
Residential construction and land development	128,795	759	9,598	—	—	139,152
Retail	654,429	574	3,857	—	—	658,860
Office	510,881	571	2,410	—	—	513,862
Multifamily	737,750	12,236	—	—	—	749,986
Industrial	478,508	—	76	—	—	478,584
Other commercial real estate	390,345	714	3,961	—	—	395,020
Total commercial real estate	2,900,708	14,854	19,902	—	—	2,935,464

Residential mortgage:
Permanent mortgage	192,473	2,069	2,240	736,357	31,125	964,264
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	196,923	3,256	200,179
Home equity	—	—	—	752,690	9,866	762,556
Total residential mortgage	192,473	2,069	2,240	1,685,970	44,247	1,926,999

Consumer	341,355	17	158	88,674	306	430,510

Total	$12,687,045	$117,757	$36,093	$1,798,601	$44,640	$14,684,136

The following table summarizes the Company’s loan portfolio at December 31, 2014 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,843,093	$15,919	$1,416	$—	$—	$2,860,428
Services	2,497,888	15,140	5,201	—	—	2,518,229
Wholesale/retail	1,301,026	8,141	4,149	—	—	1,313,316
Manufacturing	527,951	4,193	450	—	—	532,594
Healthcare	1,449,024	4,565	1,380	—	—	1,454,969
Other commercial and industrial	389,378	3,293	823	22,532	108	416,134
Total commercial	9,008,360	51,251	13,419	22,532	108	9,095,670

Commercial real estate:
Residential construction and land development	127,437	10,855	5,299	—	—	143,591
Retail	662,335	628	3,926	—	—	666,889
Office	411,548	576	3,420	—	—	415,544
Multifamily	691,053	13,245	—	—	—	704,298
Industrial	428,817	—	—	—	—	428,817
Other commercial real estate	362,375	724	5,912	—	—	369,011
Total commercial real estate	2,683,565	26,028	18,557	—	—	2,728,150

Residential mortgage:
Permanent mortgage	187,520	1,773	3,010	745,813	31,835	969,951
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	202,238	3,712	205,950
Home equity	—	—	—	764,047	9,564	773,611
Total residential mortgage	187,520	1,773	3,010	1,712,098	45,111	1,949,512

Consumer	343,041	19	167	91,079	399	434,705

Total	$12,222,486	$79,071	$35,153	$1,825,709	$45,618	$14,208,037

The following table summarizes the Company’s loan portfolio at March 31, 2014 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,339,578	$2,735	$1,759	$—	$—	$2,344,072
Services	2,213,569	14,321	4,581	—	—	2,232,471
Wholesale/retail	1,216,725	2,411	6,854	—	—	1,225,990
Manufacturing	429,523	11,127	3,565	—	—	444,215
Healthcare	1,392,315	2,804	1,443	—	—	1,396,562
Other commercial and industrial	381,202	4,200	731	22,149	114	408,396
Total commercial	7,972,912	37,598	18,933	22,149	114	8,051,706

Commercial real estate:
Residential construction and land development	153,836	14,437	16,547	—	—	184,820
Retail	634,253	1,627	4,626	—	—	640,506
Office	428,815	1,148	6,301	—	—	436,264
Multifamily	648,999	13,675	—	—	—	662,674
Industrial	304,321	—	886	—	—	305,207
Other commercial real estate	388,122	2,869	10,945	—	—	401,936
Total commercial real estate	2,558,346	33,756	39,305	—	—	2,631,407

Residential mortgage:
Permanent mortgage	200,662	2,704	6,242	793,864	30,100	1,033,572
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	183,250	1,572	184,822
Home equity	—	—	—	792,815	7,466	800,281
Total residential mortgage	200,662	2,704	6,242	1,769,929	39,138	2,018,675

Consumer	269,764	27	194	105,301	780	376,066

Total	$11,001,684	$74,085	$64,674	$1,897,379	$40,032	$13,077,854

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the
	March 31, 2015					Three Months Ended
		Recorded Investment				March 31, 2015
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,884	$1,875	$1,875	$—	$—	$1,646	$—
Services	7,698	4,744	4,051	693	153	4,972	—
Wholesale/retail	9,953	4,401	4,369	32	9	4,275	—
Manufacturing	716	417	417	—	—	433	—
Healthcare	2,626	1,558	1,362	196	35	1,469	—
Other commercial and industrial	8,559	885	885	—	—	908	—
Total commercial	31,436	13,880	12,959	921	197	13,703	—

Commercial real estate:
Residential construction and land development	14,367	9,598	9,598	—	—	7,449	—
Retail	5,376	3,857	3,857	—	—	3,892	—
Office	4,464	2,410	2,410	—	—	2,915	—
Multifamily	—	—	—	—	—	—	—
Industrial	76	76	76	—	—	38	—
Other real estate loans	9,950	3,961	3,791	170	18	4,936	—
Total commercial real estate	34,233	19,902	19,732	170	18	19,230	—

Residential mortgage:
Permanent mortgage	42,011	33,365	33,200	165	102	34,105	315
Permanent mortgage guaranteed by U.S. government agencies[1]	207,133	200,179	200,179	—	—	207,795	2,256
Home equity	10,129	9,866	9,866	—	—	9,715	—
Total residential mortgage	259,273	243,410	243,245	165	102	251,615	2,571

Consumer	482	464	464	—	—	515	—

Total	$325,424	$277,656	$276,400	$1,256	$317	$285,063	$2,571

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At March 31, 2015, $3.3 million of these loans were nonaccruing and $197 million were accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, are recovered.

A summary of impaired loans at December 31, 2014 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$1,444	$1,416	$1,416	$—	$—
Services	8,068	5,201	4,487	714	157
Wholesale/retail	9,457	4,149	4,117	32	9
Manufacturing	737	450	450	—	—
Healthcare	2,432	1,380	1,380	—	—
Other commercial and industrial	8,604	931	931	—	—
Total commercial	30,742	13,527	12,781	746	166

Commercial real estate:
Residential construction and land development	10,071	5,299	5,192	107	23
Retail	5,406	3,926	3,926	—	—
Office	5,959	3,420	3,420	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	11,954	5,912	5,739	173	18
Total commercial real estate	33,390	18,557	18,277	280	41

Residential mortgage:
Permanent mortgage	43,463	34,845	34,675	170	105
Permanent mortgage guaranteed by U.S. government agencies[1]	212,684	205,950	205,950	—	—
Home equity	9,767	9,564	9,564	—	—
Total residential mortgage	265,914	250,359	250,189	170	105

Total consumer	584	566	566	—	—

Total	$330,630	$283,009	$281,813	$1,196	$312

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2014, $3.7 million of these loans were nonaccruing and $202 million were accruing based on the guarantee by U.S. government agencies.

A summary of impaired loans at March 31, 2014 follows (in thousands):

						For the
	As of March 31, 2014					Three Months Ended
		Recorded Investment				March 31, 2014
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,787	$1,759	$1,759	$—	$—	$1,809	$—
Services	7,475	4,581	3,544	1,037	424	4,752	—
Wholesale/retail	11,765	6,853	6,821	32	9	6,911	—
Manufacturing	3,806	3,565	565	3,000	3,000	2,078	—
Healthcare	2,466	1,443	1,443	—	—	1,514	—
Other commercial and industrial	8,510	845	845	—	—	838	—
Total commercial	35,809	19,046	14,977	4,069	3,433	17,902	—

Commercial real estate:
Residential construction and land development	20,866	16,547	15,893	654	162	16,962	—
Retail	6,462	4,626	4,626	—	—	4,742	—
Office	8,688	6,301	6,296	5	5	6,346	—
Multifamily	—	—	—	—	—	3	—
Industrial	1,043	886	886	—	—	569	—
Other real estate loans	17,692	10,945	10,761	184	18	11,455	—
Total commercial real estate	54,751	39,305	38,462	843	185	40,077	—

Residential mortgage:
Permanent mortgage	45,215	36,342	35,747	595	541	35,310	345
Permanent mortgage guaranteed by U.S. government agencies[1]	191,067	184,822	184,822	—	—	186,987	2,136
Home equity	7,475	7,466	7,466	—	—	7,365	—
Total residential mortgage	243,757	228,630	228,035	595	541	229,662	2,481

Total consumer	989	974	974	—	—	1,097	—

Total	$335,306	$287,955	$282,448	$5,507	$4,159	$288,738	$2,481

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At March 31, 2014, $1.6 million of these loans were nonaccruing and $183 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of March 31, 2015 is as follows (in thousands):

	As of March 31, 2015
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged Off During the Three Months Ended March 31, 2015
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—
Services	1,617	687	930	148	—
Wholesale/retail	3,224	3,131	93	9	—
Manufacturing	325	325	—	—	—
Healthcare	—	—	—	—	—
Other commercial and industrial	636	87	549	—	—
Total commercial	5,802	4,230	1,572	157	—

Commercial real estate:
Residential construction and land development	7,234	5,724	1,510	—	—
Retail	3,543	1,384	2,159	—	—
Office	1,364	182	1,182	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	1,474	1,001	473	—	—
Total commercial real estate	13,615	8,291	5,324	—	—

Residential mortgage:
Permanent mortgage	15,680	11,667	4,013	102	5
Permanent mortgage guaranteed by U.S. government agencies	1,579	320	1,259	—	—
Home equity	5,298	4,333	965	—	24
Total residential mortgage	22,557	16,320	6,237	102	29

Consumer	410	254	156	—	4

Total nonaccruing TDRs	$42,384	$29,095	$13,289	$259	$33

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	80,225	24,483	55,742	—	—

Total TDRs	$122,609	$53,578	$69,031	$259	$33

A summary of troubled debt restructurings by accruing status as of December 31, 2014 is as follows (in thousands):

	As of
	December 31, 2014
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—
Services	1,666	706	960	148
Wholesale/retail	3,381	3,284	97	9
Manufacturing	340	340	—	—
Healthcare	—	—	—	—
Other commercial and industrial	674	93	581	—
Total commercial	6,061	4,423	1,638	157

Commercial real estate:
Residential construction and land development	3,140	641	2,499	23
Retail	3,600	2,432	1,168	—
Office	2,324	—	2,324	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	1,647	1,647	—	—
Total commercial real estate	10,711	4,720	5,991	23

Residential mortgage:
Permanent mortgage	16,393	11,134	5,259	105
Permanent mortgage guaranteed by U.S. government agencies	1,597	179	1,418	—
Home equity	5,184	3,736	1,448	—
Total residential mortgage	23,174	15,049	8,125	105

Consumer	419	253	166	—

Total nonaccuring TDRs	$40,365	$24,445	$15,920	$285

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	73,985	17,274	56,711	—
Total TDRs	$114,350	$41,719	$72,631	$285

A summary of troubled debt restructurings by accruing status as of March 31, 2014 is as follows (in thousands):

	As of March 31, 2014
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged Off During the Three Months Ended March 31, 2014
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—
Services	1,811	761	1,050	148	—
Wholesale/retail	207	73	134	9	—
Manufacturing	3,384	384	3,000	3,000	—
Healthcare	—	—	—	—	—
Other commercial and industrial	750	194	556	—	—
Total commercial	6,152	1,412	4,740	3,157	—

Commercial real estate:
Residential construction and land development	10,083	1,839	8,244	162	—
Retail	4,140	2,584	1,556	—	—
Office	5,029	3,848	1,181	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	4,818	3,277	1,541	—	67
Total commercial real estate	24,070	11,548	12,522	162	67

Residential mortgage:
Permanent mortgage	18,755	13,117	5,638	85	208
Permanent mortgage guaranteed by U.S. government agencies	474	181	293	—	—
Home equity	4,037	3,451	586	—	14
Total residential mortgage	23,266	16,749	6,517	85	222

Consumer	759	583	176	—	—

Total nonaccruing TDRs	$54,247	$30,292	$23,955	$3,404	$289

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	55,507	15,649	39,858	—	—
Total TDRs	$109,754	$45,941	$63,813	$3,404	$289

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at March 31, 2015 by class that were restructured during the three months ended March 31, 2015 by primary type of concession (in thousands):

	Three Months Ended March 31, 2015
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—

Commercial real estate:
Residential construction and land development	—	—	—	4,649	—	4,649	4,649
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	4,649	—	4,649	4,649

Residential mortgage:
Permanent mortgage	—	—	—	659	622	1,281	1,281
Permanent mortgage guaranteed by U.S. government agencies	7,990	6,308	14,298	—	142	142	14,440
Home equity	—	—	—	152	842	994	994
Total residential mortgage	7,990	6,308	14,298	811	1,606	2,417	16,715

Consumer	—	—	—	—	63	63	63

Total	$7,990	$6,308	$14,298	$5,460	$1,669	$7,129	$21,427

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during three months ended March 31, 2014 by primary type of concession (in thousands):

	Three Months Ended March 31, 2014
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—
Manufacturing	—	—	—	3,000	—	3,000	3,000
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	29	29	29
Total commercial	—	—	—	3,000	29	3,029	3,029

Commercial real estate:
Residential construction and land development	—	—	—	428	—	428	428
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	428	—	428	428

Residential mortgage:
Permanent mortgage	—	—	—	64	461	525	525
Permanent mortgage guaranteed by U.S. government agencies	1,653	2,891	4,544	—	—	—	4,544
Home equity	—	—	—	—	346	346	346
Total residential mortgage	1,653	2,891	4,544	64	807	871	5,415

Consumer	—	—	—	—	36	36	36

Total	$1,653	$2,891	$4,544	$3,492	$872	$4,364	$8,908

The following table summarizes, by loan class, the recorded investment at March 31, 2015 and 2014, respectively, of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2015 and 2014, respestively (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	1,050	1,050
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	3,000	3,000
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	—	—	—	4,050	4,050

Commercial real estate:
Residential construction and land development	—	363	363	—	—	—
Retail	—	—	—	—	473	473
Office	—	—	—	—	206	206
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	363	363	—	679	679

Residential mortgage:
Permanent mortgage	—	2,383	2,383	—	445	445
Permanent mortgage guaranteed by U.S. government agencies	33,920	673	34,593	13,686	293	13,979
Home equity	—	693	693	—	427	427
Total residential mortgage	33,920	3,749	37,669	13,686	1,165	14,851

Consumer	—	24	24	—	45	45

Total	$33,920	$4,136	$38,056	$13,686	$5,939	$19,625

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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of March 31, 2015 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,894,332	$6,787	$—	$1,875	$2,902,994
Services	2,723,146	415	49	4,744	2,728,354
Wholesale/retail	1,265,921	—	—	4,401	1,270,322
Manufacturing	560,008	500	—	417	560,925
Healthcare	1,509,594	25	—	1,558	1,511,177
Other commercial and industrial	416,362	115	29	885	417,391
Total commercial	9,369,363	7,842	78	13,880	9,391,163

Commercial real estate:
Residential construction and land development	129,554	—	—	9,598	139,152
Retail	654,558	—	445	3,857	658,860
Office	511,452	—	—	2,410	513,862
Multifamily	745,247	4,739	—	—	749,986
Industrial	478,508	—	—	76	478,584
Other real estate loans	390,411	648	—	3,961	395,020
Total commercial real estate	2,909,730	5,387	445	19,902	2,935,464

Residential mortgage:
Permanent mortgage	926,848	4,051	—	33,365	964,264
Permanent mortgages guaranteed by U.S. government agencies	39,309	22,370	135,244	3,256	200,179
Home equity	749,618	3,072	—	9,866	762,556
Total residential mortgage	1,715,775	29,493	135,244	46,487	1,926,999

Consumer	429,618	428	—	464	430,510

Total	$14,424,486	$43,150	$135,767	$80,733	$14,684,136

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2014 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,857,082	$1,930	$—	$1,416	$2,860,428
Services	2,511,892	1,136	—	5,201	2,518,229
Wholesale/retail	1,309,167	—	—	4,149	1,313,316
Manufacturing	532,144	—	—	450	532,594
Healthcare	1,453,409	180	—	1,380	1,454,969
Other commercial and industrial	415,030	173	—	931	416,134
Total commercial	9,078,724	3,419	—	13,527	9,095,670

Commercial real estate:
Residential construction and land development	133,642	4,650	—	5,299	143,591
Retail	662,963	—	—	3,926	666,889
Office	412,124	—	—	3,420	415,544
Multifamily	704,298	—	—	—	704,298
Industrial	428,817	—	—	—	428,817
Other real estate loans	362,529	570	—	5,912	369,011
Total commercial real estate	2,704,373	5,220	—	18,557	2,728,150

Residential mortgage:
Permanent mortgage	929,090	5,970	46	34,845	969,951
Permanent mortgages guaranteed by U.S. government agencies	26,691	23,558	151,989	3,712	205,950
Home equity	761,247	2,723	77	9,564	773,611
Total residential mortgage	1,717,028	32,251	152,112	48,121	1,949,512

Consumer	433,590	547	2	566	434,705

Total	$13,933,715	$41,437	$152,114	$80,771	$14,208,037

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of March 31, 2014 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,341,923	$390	$—	$1,759	$2,344,072
Services	2,227,008	882	—	4,581	2,232,471
Wholesale/retail	1,219,058	78	—	6,854	1,225,990
Manufacturing	437,707	2,943	—	3,565	444,215
Healthcare	1,394,479	640	—	1,443	1,396,562
Other commercial and industrial	407,073	478	—	845	408,396
Total commercial	8,027,248	5,411	—	19,047	8,051,706

Commercial real estate:
Residential construction and land development	168,043	230	—	16,547	184,820
Retail	634,497	—	1,383	4,626	640,506
Office	429,700	263	—	6,301	436,264
Multifamily	662,674	—	—	—	662,674
Industrial	304,321	—	—	886	305,207
Other real estate loans	390,421	—	570	10,945	401,936
Total commercial real estate	2,589,656	493	1,953	39,305	2,631,407

Residential mortgage:
Permanent mortgage	991,486	5,732	12	36,342	1,033,572
Permanent mortgages guaranteed by U.S. government agencies	26,919	20,544	135,787	1,572	184,822
Home equity	789,234	3,556	25	7,466	800,281
Total residential mortgage	1,807,639	29,832	135,824	45,380	2,018,675

Consumer	374,518	573	1	974	376,066

Total	$12,799,061	$36,309	$137,778	$104,706	$13,077,854

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2015		Dec. 31, 2014		March 31, 2014
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$491,762	$501,888	$291,537	$298,212	$215,959	$220,074
Residential mortgage loan commitments	650,988	17,500	520,829	9,971	387,755	6,035
Forward sales contracts	1,200,769	(6,192)	701,066	(4,001)	571,458	403
		$513,196		$304,182		$226,512

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2015, December 31, 2014 or March 31, 2014. No credit losses were recognized on residential mortgage loans held for sale for the three month periods ended March 31, 2015 and 2014.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Production revenue:
Net realized gains on sale of mortgage loans	$17,251	$9,179
Net change in unrealized gain on mortgage loans held for sale	3,451	2,797
Change in the fair value of mortgage loan commitments	7,529	3,379
Change in the fair value of forward sales contracts	(2,191)	(3,903)
Total production revenue	26,040	11,452
Servicing revenue	13,280	11,392
Total mortgage banking revenue	$39,320	$22,844

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	March 31, 2015	Dec. 31, 2014	March 31, 2014
Number of residential mortgage loans serviced for others	120,653	117,483	107,660
Outstanding principal balance of residential mortgage loans serviced for others	$16,937,128	$16,162,887	$14,045,642
Weighted average interest rate	4.24%	4.29%	4.38%
Remaining term (in months)	297	296	292

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2015 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Dec. 31, 2014	$11,114	$160,862	$171,976
Additions, net	—	19,150	19,150
Change in fair value due to loan runoff	(781)	(6,772)	(7,553)
Change in fair value due to market changes	(740)	(7,782)	(8,522)
Balance, March 31, 2015	$9,593	$165,458	$175,051

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2014 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Dec. 31, 2013	$15,935	$137,398	$153,333
Additions, net	—	8,644	8,644
Change in fair value due to loan runoff	(515)	(3,227)	(3,742)
Change in fair value due to market changes	(630)	(3,831)	(4,461)
Balance, March 31, 2014	$14,790	$138,984	$153,774

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	March 31, 2015	Dec. 31, 2014	March 31, 2014
Discount rate – risk-free rate plus a market premium	10.15%	10.17%	10.21%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$60-$105	$60 - $105	$60 - $105
Delinquent loans	$150 - $500	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,250	$1,000 - $4,250	$1000 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.54%	1.77%	1.81%

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at March 31, 2015 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$76,549	$77,787	$16,586	$4,129	$175,051
Outstanding principal of loans serviced for others	$7,280,513	$6,864,077	$1,881,950	$910,588	$16,937,128
Weighted average prepayment rate[1]	7.90%	8.85%	16.40%	32.16%	10.53%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At March 31, 2015, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $2.3 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $1.4 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at March 31, 2015 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$5,537,828	$32,319	$6,789	$30,562	$5,607,498
FNMA	5,451,497	22,071	4,039	21,575	5,499,182
GNMA	5,054,047	91,424	25,581	10,998	5,182,050
Other	636,548	6,021	1,435	4,394	648,398
Total	$16,679,920	$151,835	$37,844	$67,529	$16,937,128

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $174 million at March 31, 2015, $180 million at December 31, 2014 and $187 million at March 31, 2014. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets totaling $7.0 million at March 31, 2015, $7.3 million at December 31, 2014 and $9.1 million at March 31, 2014. At March 31, 2015, approximately 3% of the loans sold with recourse with an outstanding principal balance of $5.4 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 3% with an outstanding balance of $6.0 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the allowance for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$7,299	$9,562
Provision for recourse losses	170	(16)
Loans charged off, net	(448)	(480)
Ending balance	$7,021	$9,066

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

The level of repurchases and indemnifications related to standard representations and warranties has remained low. The Company favorably resolved a significant number of deficiency requests during 2014. The Company repurchased 12 loans from the agencies for $2.4 million during the first quarter of 2015. There were four indemnifications on loans paid during the first quarter of 2015. Losses recognized on indemnifications and repurchases were insignificant.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	March 31, 2015	March 31, 2014
Number of unresolved deficiency requests	213	647
Aggregate outstanding principal balance subject to unresolved deficiency requests	$17,979	$81,909
Unpaid principal balance subject to indemnification by the Company	4,212	1,561

The activity in the accruals for mortgage losses is summarized as follows (in thousands).

	Three Months Ended March 31,
	2015	2014
Beginning balance	$11,868	$12,716
Provision for losses	(788)	203
Charge-offs, net	60	(1,299)
Ending balance	$11,140	$11,620
(6)  Commitments and Contingent Liabilities

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

BOK Financial currently owns 251,837 Visa Class B shares which are convertible into 415,103 shares of Visa Class A shares after the final settlement of all covered litigation. Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. Therefore, no value has been currently assigned to the Class B shares and no value may be assigned until the Class B shares are converted into a known number of Class A shares.

On March 3, 2015, the Bank and the Company were named as defendants in a putative class action alleging that the manner in which the Bank posted charges to its consumer deposit accounts was improper from September 1, 2011 through July 8, 2014, the period after which the Bank and BOK Financial settled a class action respecting a similar claim. On April 8, 2015, the Bank was named as a defendant in a putative class action alleging that the Extended Overdraft Fee charged customers who failed to pay overdrafts after five days constituted interest and exceeded permissible interest rates set by state and federal law. While both actions are in preliminary stages of review, after initial discussions management has been advised by counsel that the Bank and the Company have meritorious defenses to the actions. A reasonable estimate of losses, if any, cannot be made at this time.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $5.2 million at March 31, 2015. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

A summary of consolidated and unconsolidated alternative investments as of March 31, 2015, December 31, 2014 and March 31, 2014 is as follows (in thousands):

	March 31, 2015
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$25,565	$—	$—	$20,885
Tax credit entities	10,000	12,672	—	10,964	10,000
Other	—	5,861	—	—	2,206
Total consolidated	$10,000	$44,098	$—	$10,964	$33,091

Unconsolidated:
Tax credit entities	$18,185	$94,033	$25,042	$—	$—
Other	—	9,217	4,041	—	—
Total unconsolidated	$18,185	$103,250	$29,083	$—	$—

	Dec. 31, 2014
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$25,627	$—	$—	$21,921
Tax credit entities	10,000	12,827	—	10,964	10,000
Other	—	5,996	—	—	2,106
Total consolidated	$10,000	$44,450	$—	$10,964	$34,027

Unconsolidated:
Tax credit entities	$18,192	$96,721	$28,920	$—	$—
Other	—	9,471	4,050	—	—
Total unconsolidated	$18,192	$106,192	$32,970	$—	$—

	March 31, 2014
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$27,466	$—	$—	$22,979
Tax credit entities	10,000	13,292	—	10,964	9,869
Other	—	7,070	—	—	1,826
Total consolidated	$10,000	$47,828	$—	$10,964	$34,674

Unconsolidated:
Tax credit entities	$19,787	$88,301	$24,826	$—	$—
Other	—	5,593	1,657	—	—
Total unconsolidated	$19,787	$93,894	$26,483	$—	$—

Other Commitments and Contingencies

At March 31, 2015, Cavanal Hill Funds’ assets included $1.0 billion of U.S. Treasury, $1.4 billion of cash management and $262 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at March 31, 2015. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2015 or 2014.

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

The Company agreed to guarantee rents totaling $29 million through September of 2017 to the City of Tulsa as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $7.7 million at March 31, 2015. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City of Tulsa through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.
(7) Shareholders' Equity

On April 28, 2015, the Company declared a a quarterly cash dividend of $0.42 per common share on or about May 29, 2015 to shareholders of record as of May 15, 2015.

Dividends declared were $0.42 per share during the three months ended March 31, 2015 and $0.40 per share during the three months ended March 31, 2014.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2013	$(23,175)	$1,118	$(3,311)	$(255)	$(25,623)
Net change in unrealized gain (loss)	54,615	—	(2)	—	54,613
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(403)	—	—	(403)
Interest expense, Subordinated debentures	—	—	—	83	83
Net impairment losses recognized in earnings	—	—	—	—	—
Gain on available for sale securities, net	(1,240)	—	—	—	(1,240)
Other comprehensive income (loss), before income taxes	53,375	(403)	(2)	83	53,053
Federal and state income taxes[1]	20,762	(158)	(1)	32	20,635
Other comprehensive income (loss), net of income taxes	32,613	(245)	(1)	51	32,418
Balance, March 31, 2014	$9,438	$873	$(3,312)	$(204)	$6,795

Balance, December 31, 2014	$59,239	$376	$(2,868)	$(74)	$56,673
Net change in unrealized gains (losses)	59,387	—	—	—	59,387
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(179)	—	—	(179)
Interest expense, Subordinated debentures	—	—	—	65	65
Net impairment losses recognized in earnings	92	—	—	—	92
Gain on available for sale securities, net	(4,327)	—	—	—	(4,327)
Other comprehensive income (loss), before income taxes	55,152	(179)	—	65	55,038
Federal and state income taxes[1]	21,452	(69)	—	25	21,408
Other comprehensive income (loss), net of income taxes	33,700	(110)	—	40	33,630
Balance, March 31, 2015	$92,939	$266	$(2,868)	$(34)	$90,303

[1]	Calculated using a 39% effective tax rate.

(8)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended March 31,
	2015	2014
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$74,843	$76,590
Less: Earnings allocated to participating securities	814	698
Numerator for basic earnings per share – income available to common shareholders	74,029	75,892
Effect of reallocating undistributed earnings of participating securities	1	1
Numerator for diluted earnings per share – income available to common shareholders	$74,030	$75,893

Denominator:
Weighted average shares outstanding	69,002,576	68,899,746
Less: Participating securities included in weighted average shares outstanding	747,796	626,061
Denominator for basic earnings per common share	68,254,780	68,273,685
Dilutive effect of employee stock compensation plans[1]	90,106	162,793
Denominator for diluted earnings per common share	68,344,886	68,436,478

Basic earnings per share	$1.08	$1.11
Diluted earnings per share	$1.08	$1.11
[1] Excludes employee stock options with exercise prices greater than current market price.	78,209	—

(9)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2015 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$101,168	$20,725	$5,384	$40,449	$167,726
Net interest revenue (expense) from internal sources	(12,555)	7,914	$5,654	(1,013)	—
Net interest revenue	88,613	28,639	11,038	39,436	167,726
Provision for credit losses	(9,268)	1,510	57	7,701	—
Net interest revenue after provision for credit losses	97,881	27,129	10,981	31,735	167,726
Other operating revenue	42,884	56,231	62,346	4,556	166,017
Other operating expense	50,580	55,858	55,042	58,785	220,265
Net direct contribution	90,185	27,502	18,285	(22,494)	113,478
Corporate expense allocations	14,825	21,064	10,946	(46,835)	—
Net income before taxes	75,360	6,438	7,339	24,341	113,478
Federal and state income taxes	29,315	2,504	2,855	3,710	38,384
Net income	46,045	3,934	4,484	20,631	75,094
Net income attributable to non-controlling interests	—	—	—	251	251
Net income attributable to BOK Financial Corp. shareholders	$46,045	$3,934	$4,484	$20,380	$74,843

Average assets	$12,654,200	$7,292,883	$4,828,340	$5,195,281	$29,970,704
Average invested capital	994,596	272,315	224,054	1,860,596	3,351,561

Performance measurements:
Return on average assets	1.48%	0.22%	0.42%		1.01%
Return on average invested capital	18.79%	5.86%	9.12%		9.06%
Efficiency ratio	38.43%	60.79%	74.73%		64.91%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$90,831	$20,983	$5,838	$44,990	$162,642
Net interest revenue (expense) from internal sources	(12,275)	9,229	4,685	(1,639)	—
Net interest revenue	78,556	30,212	10,523	43,351	162,642
Provision for credit losses	(3,464)	1,090	(45)	2,419	—
Net interest revenue after provision for credit losses	82,020	29,122	10,568	40,932	162,642
Other operating revenue	38,686	45,414	54,261	581	138,942
Other operating expense	49,290	42,626	49,248	43,940	185,104
Net direct contribution	71,416	31,910	15,581	(2,427)	116,480
Corporate expense allocations	13,982	19,204	11,422	(44,608)	—
Net income before taxes	57,434	12,706	4,159	42,181	116,480
Federal and state income taxes	22,342	4,943	1,618	10,534	39,437
Net income	35,092	7,763	2,541	31,647	77,043
Net income attributable to non-controlling interests	—	—	—	453	453
Net income attributable to BOK Financial Corp. shareholders	$35,092	$7,763	$2,541	$31,194	$76,590

Average assets	$10,933,196	$7,058,658	$4,621,817	$4,625,097	$27,238,768
Average invested capital	898,724	282,705	199,369	1,724,276	3,105,074

Performance measurements:
Return on average assets	1.31%	0.45%	0.26%		1.14%
Return on average invested capital	15.92%	11.14%	5.95%		10.00%
Efficiency ratio	41.52%	53.53%	75.40%		60.06%

(10) Fair Value Measurements

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2015 and 2014, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three months ended March 31, 2015 and 2014 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at March 31, 2015, December 31, 2014 or March 31, 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$26,283	$—	$26,283	$—
U.S. agency residential mortgage-backed securities	17,179	—	17,179	—
Municipal and other tax-exempt securities	54,164	—	54,164	—
Other trading securities	20,418	—	20,418	—
Total trading securities	118,044	—	118,044	—
Available for sale securities:
U.S. Treasury	1,001	1,001	—	—
Municipal and other tax-exempt	60,818	—	51,195	9,623
U.S. agency residential mortgage-backed securities	6,717,569	—	6,717,569	—
Privately issued residential mortgage-backed securities	160,031	—	160,031	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,164,842	—	2,164,842	—
Other debt securities	9,155	—	5,005	4,150
Perpetual preferred stock	24,983	—	24,983	—
Equity securities and mutual funds	19,776	5,071	14,705	—
Total available for sale securities	9,158,175	6,072	9,138,330	13,773
Fair value option securities:
U.S. agency residential mortgage-backed securities	434,077	—	434,077	—
Other securities	—	—	—	—
Total fair value option securities	434,077	—	434,077	—
Residential mortgage loans held for sale	513,196	—	506,326	6,870
Mortgage servicing rights[1]	175,051	—	—	175,051
Derivative contracts, net of cash collateral[2]	462,386	21,369	441,017	—
Other assets – private equity funds	25,565	—	—	25,565
Liabilities:
Derivative contracts, net of cash collateral[2]	419,351	—	419,351	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded energy derivative contacts, net of cash margin. Derivative contacts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded agricultural derivative contracts, fully offset by cash margin.

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$85,092	$—	$85,092	$—
U.S. agency residential mortgage-backed securities	31,199	—	31,199	—
Municipal and other tax-exempt securities	38,951	—	38,951	—
Other trading securities	33,458	—	33,458	—
Total trading securities	188,700	—	188,700	—
Available for sale securities:
U.S. Treasury	1,005	1,005	—	—
Municipal and other tax-exempt	63,557	—	53,464	10,093
U.S. agency residential mortgage-backed securities	6,646,884	—	6,646,884	—
Privately issued residential mortgage-backed securities	165,957	—	165,957	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,048,609	—	2,048,609	—
Other debt securities	9,212	—	5,062	4,150
Perpetual preferred stock	24,277	—	24,277	—
Equity securities and mutual funds	19,444	4,927	14,517	—
Total available for sale securities	8,978,945	5,932	8,958,770	14,243
Fair value option securities:
U.S. agency residential mortgage-backed securities	311,597	—	311,597	—
Other securities	—	—	—	—
Total fair value option securities	311,597	—	311,597	—
Residential mortgage loans held for sale	304,182	—	292,326	11,856
Mortgage servicing rights[1]	171,976	—	—	171,976
Derivative contracts, net of cash collateral[2]	361,874	17,607	344,267	—
Other assets – private equity funds	25,627	—	—	25,627
Liabilities:
Derivative contracts, net of cash collateral[2]	354,554	541	354,013	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy derivative contacts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets fro identical instruments (Level 1) are exchange-traded interest rate and agricultural derivative contracts, net of cash margin.

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$28,588	$—	$28,588	$—
U.S. agency residential mortgage-backed securities	23,595	—	23,595	—
Municipal and other tax-exempt securities	27,280	—	27,280	—
Other trading securities	7,108	—	7,108	—
Total trading securities	86,571	—	86,571	—
Available for sale securities:
U.S. Treasury	1,034	1,034	—	—
Municipal and other tax-exempt	70,065	—	54,542	15,523
U.S. agency residential mortgage-backed securities	7,475,569	—	7,475,569	—
Privately issued residential mortgage-backed securities	189,248	—	189,248	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,123,762	—	2,123,762	—
Other debt securities	35,119	—	30,407	4,712
Perpetual preferred stock	24,281	—	24,281	—
Equity securities and mutual funds	14,645	—	14,645	—
Total available for sale securities	9,933,723	1,034	9,912,454	20,235
Fair value option securities:
U.S. agency residential mortgage-backed securities	156,525	—	156,525	—
Other securities	4,359	—	4,359	—
Total fair value option securities	160,884	—	160,884	—
Residential mortgage loans held for sale	226,512	—	226,512	—
Mortgage servicing rights[1]	153,774	—	—	153,774
Derivative contracts, net of cash collateral[2]	218,507	1,363	217,144	—
Other assets – private equity funds	27,466	—	—	27,466
Liabilities:
Derivative contracts, net of cash collateral[2]	185,499	—	185,499	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy and interest rate derivative contacts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets fro identical instruments (Level 1) were exchange-traded energy, interest rate and agricultural derivative contracts, fully pffset by cash cash margin.

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

The fair value of certain available for sale municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on references to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Capital Markets, Risk Management and Finance departments assess the appropriateness of these inputs monthly.

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
Residential Mortgage Loans Held for Sale
Residential mortgage loans held for sale are carried on the balance sheet at fair value. The fair values of residential mortgage loans held for sale are based upon quoted market prices of such loans sold in securitization transactions, including related unfunded loan commitments. The fair value of mortgage loans that were unable to be sold to U.S. government agencies were determined using quoted prices of loans that are sold in securitization transactions with a liquidity discount applied.

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

The following represents the changes for the three months ended March 31, 2015 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale	Other assets – private equity funds
Balance, Dec. 31, 2014	$10,093	$4,150	$11,856	$25,627
Transfer to Level 3 from Level 2	—	—	243	—
Purchases and capital calls	—	—	—	380
Proceeds from sales	—	—	(5,288)	—
Redemptions and distributions	(500)	—	—	(694)
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	59	—
Gain on other assets, net	—	—	—	252
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	30	—	—	—
Balance, March 31, 2015	$9,623	$4,150	$6,870	$25,565

The following represents the changes for the three months ended March 31, 2014 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, Dec. 31, 2013	$17,805	$4,712	$4,207	$27,341
Transfer to Level 3 from Level 2	—	—	—	—
Purchases, and capital calls	—	—	—	205
Redemptions and distributions	(2,322)	—	—	(1,105)
Gain (loss) recognized in earnings
Gain on other assets, net	—	—	—	1,025
Gain on available for sale securities, net	(78)	—	—	—
Charitable contributions to BOKF Foundation	—	—	(2,420)	—
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	118	—	(1,787)	—
Balance, March 31, 2014	$15,523	$4,712	$—	$27,466

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2015 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,370	$10,309	$9,623	Discounted cash flows	[1]	Interest rate spread	4.99%-5.29% (5.25%)	[2]
							92.63%-92.99% (92.80%)	[3]
Other debt securities	4,400	4,400	4,150	Discounted cash flows	[1]	Interest rate spread	5.42%-5.67% (5.64%)	[4]
							94.31% - 94.32 (94.32%)	[3]

Residential mortgage loans held for sale	N/A	7,444	6,870	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	N/A
Other assets - private equity funds	N/A	N/A	25,565	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 491 to 518 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2014 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements
	Par Value	Amortized Cost	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,870	$10,805	$10,093	Discounted cash flows	[1]	Interest rate spread	4.96%-5.26% (5.21%)	[2]
							92.65%-94.32% (93.09%)	[3]
Other debt securities	4,400	4,400	4,150	Discounted cash flows	[1]	Interest rate spread	5.62%-5.67% (5.66%)	[4]
							92.65% - 92.95 (92.77%)	[3]
Residential mortgage loans held for sale	N/A	12,468	11,856	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	N/A
Other assets - private equity funds	N/A	N/A	25,627	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2015 for which the fair value was adjusted during the three months ended March 31, 2015:

	Carrying Value at March 31, 2015			Fair Value Adjustments for the Three Months Ended March 31, 2015 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$2,248	$—	$468	$—
Real estate and other repossessed assets	—	7,623	—	—	1,161

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2014 for which the fair value was adjusted during the three months ended March 31, 2014:

	Carrying Value at March 31, 2014			Fair Value Adjustments for the Three Months Ended March 31, 2014 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$3,015	$1,541	$953	$—
Real estate and other repossessed assets	—	4,833	—	—	1,251

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2015 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$490,683				$490,683
Interest-bearing cash and cash equivalents	2,119,987				2,119,987
Trading securities:
U.S. Government agency debentures	26,283				26,283
U.S. agency residential mortgage-backed securities	17,179				17,179
Municipal and other tax-exempt securities	54,164				54,164
Other trading securities	20,418				20,418
Total trading securities	118,044				118,044
Investment securities:
Municipal and other tax-exempt	396,063				400,112
U.S. agency residential mortgage-backed securities	33,545				35,253
Other debt securities	204,979				222,606
Total investment securities	634,587				657,971
Available for sale securities:
U.S. Treasury	1,001				1,001
Municipal and other tax-exempt	60,818				60,818
U.S. agency residential mortgage-backed securities	6,717,569				6,717,569
Privately issued residential mortgage-backed securities	160,031				160,031
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,164,842				2,164,842
Other debt securities	9,155				9,155
Perpetual preferred stock	24,983				24,983
Equity securities and mutual funds	19,776				19,776
Total available for sale securities	9,158,175				9,158,175
Fair value option securities:
U.S. agency residential mortgage-backed securities	434,077				434,077
Other securities	—				—
Total fair value option securities	434,077				434,077
Residential mortgage loans held for sale	513,196				513,196
Loans:
Commercial	9,391,163	0.18% - 30.00%	0.69	0.49% - 4.15%	8,943,332
Commercial real estate	2,935,464	0.38% - 18.00%	0.83	1.03% - 3.63%	2,708,850
Residential mortgage	1,926,999	1.20% - 18.00%	2.21	0.70% - 3.84%	1,990,722
Consumer	430,510	0.38% - 21.00%	0.43	0.99% - 3.88%	431,521
Total loans	14,684,136				14,074,425
Allowance for loan losses	(197,686)				—
Loans, net of allowance	14,486,450				14,074,425
Mortgage servicing rights	175,051				175,051
Derivative instruments with positive fair value, net of cash margin	462,386				462,386
Other assets – private equity funds	25,565				25,565
Deposits with no stated maturity	18,501,569				18,501,569
Time deposits	2,651,778	0.02% - 9.64%	1.79	0.78% - 1.24%	2,659,907
Other borrowed funds	4,691,033	0.25% - 4.78%	0.02	0.06% - 2.64%	4,657,770
Subordinated debentures	348,030	0.92% - 5.00%	1.43	2.11%	344,599
Derivative instruments with negative fair value, net of cash margin	419,351				419,351

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2014 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$550,576				$550,576
Interest-bearing cash and cash equivalents	1,925,266				1,925,266
Trading securities:
U.S. Government agency debentures	85,092				85,092
U.S. agency residential mortgage-backed securities	31,199				31,199
Municipal and other tax-exempt securities	38,951				38,951
Other trading securities	33,458				33,458
Total trading securities	188,700				188,700
Investment securities:
Municipal and other tax-exempt	405,090				408,344
U.S. agency residential mortgage-backed securities	35,750				37,463
Other debt securities	211,520				227,819
Total investment securities	652,360				673,626
Available for sale securities:
U.S. Treasury	1,005				1,005
Municipal and other tax-exempt	63,557				63,557
U.S. agency residential mortgage-backed securities	6,646,884				6,646,884
Privately issued residential mortgage-backed securities	165,957				165,957
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,048,609				2,048,609
Other debt securities	9,212				9,212
Perpetual preferred stock	24,277				24,277
Equity securities and mutual funds	19,444				19,444
Total available for sale securities	8,978,945				8,978,945
Fair value option securities:
U.S. agency residential mortgage-backed securities	311,597				311,597
Other securities	—				—
Total fair value option securities	311,597				311,597
Residential mortgage loans held for sale	304,182				304,182
Loans:
Commercial	9,095,670	0.17% - 30.00%	0.65	0.51% - 4.34%	8,948,870
Commercial real estate	2,728,150	0.38% - 18.00%	0.84	1.09% - 3.78%	2,704,454
Residential mortgage	1,949,512	1.20% - 18.00%	2.50	0.64% - 3.99%	1,985,870
Consumer	434,705	0.38% - 21.00%	0.45	1.04% - 3.98%	431,274
Total loans	14,208,037				14,070,468
Allowance for loan losses	(189,056)				—
Loans, net of allowance	14,018,981				14,070,468
Mortgage servicing rights	171,976				171,976
Derivative instruments with positive fair value, net of cash margin	361,874				361,874
Other assets – private equity funds	25,627				25,627
Deposits with no stated maturity	18,532,143				18,532,143
Time deposits	2,608,716	0.02% - 9.64%	1.92	0.76% - 1.33%	2,612,576
Other borrowed funds	3,378,294	0.21% - 1.52%	0.12	0.06% - 2.64%	3,331,771
Subordinated debentures	347,983	0.92% - 5.00%	1.67	2.14%	344,687
Derivative instruments with negative fair value, net of cash margin	354,554				354,554

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2014 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$645,435				$645,435
Interest-bearing cash and cash equivalents	708,571				708,571
Trading securities:
U.S. Government agency debentures	28,588				28,588
U.S. agency residential mortgage-backed securities	23,595				23,595
Municipal and other tax-exempt securities	27,280				27,280
Other trading securities	7,108				7,108
Total trading securities	86,571				86,571
Investment securities:
Municipal and other tax-exempt	440,303				441,532
U.S. agency residential mortgage-backed securities	45,917				47,834
Other debt securities	182,756				195,697
Total investment securities	668,976				685,063
Available for sale securities:
U.S. Treasury	1,034				1,034
Municipal and other tax-exempt	70,065				70,065
U.S. agency residential mortgage-backed securities	7,475,569				7,475,569
Privately issued residential mortgage-backed securities	189,248				189,248
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,123,762				2,123,762
Other debt securities	35,119				35,119
Perpetual preferred stock	24,281				24,281
Equity securities and mutual funds	14,645				14,645
Total available for sale securities	9,933,723				9,933,723
Fair value option securities:
U.S. agency residential mortgage-backed securities	156,525				156,525
Other securities	4,359				4,359
Total fair value option securities	160,884				160,884
Residential mortgage loans held for sale	226,512				226,512
Loans:
Commercial	8,051,706	0.15% - 30.00%	0.52	0.55% - 4.28%	7,941,638
Commercial real estate	2,631,407	0.38% - 18.00%	0.74	1.15% - 3.54%	2,609,622
Residential mortgage	2,018,675	0.01% - 18.00%	2.60	0.57% - 4.54%	2,040,336
Consumer	376,066	0.38% - 21.00%	0.50	1.14% - 3.80%	370,885
Total loans	13,077,854				12,962,481
Allowance for loan losses	(188,318)				—
Loans, net of allowance	12,889,536				12,962,481
Mortgage servicing rights	153,774				153,774
Derivative instruments with positive fair value, net of cash margin	218,507				218,507
Other assets – private equity funds	27,466				27,466
Deposits with no stated maturity	17,727,539				17,727,539
Time deposits	2,662,174	0.03% - 9.64%	2.08	0.74% - 1.32%	2,664,770
Other borrowed funds	2,974,979	0.23% - 4.50%	0.01	0.06% - 2.62%	2,960,177
Subordinated debentures	347,846	0.95% - 5.00%	2.40	2.21%	344,717
Derivative instruments with negative fair value, net of cash margin	185,499				185,499

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $170 million at March 31, 2015, $161 million at December 31, 2014 and $161 million at March 31, 2014.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at March 31, 2015, December 31, 2014 or March 31, 2014.
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

(11) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Amount:
Federal statutory tax	$39,717	$40,768
Tax exempt revenue	(2,246)	(1,991)
Effect of state income taxes, net of federal benefit	2,615	2,870
Utilization of tax credits:
Low-income housing tax credit, net of amortization	(757)	(991)
Other tax credits	(521)	(381)
Bank-owned life insurance	(804)	(768)
Charitable contributions to BOKF Foundation	—	(427)
Other, net	380	357
Total	$38,384	$39,437

	Three Months Ended March 31,
	2015	2014
Percent of pretax income:
Federal statutory tax	35.0%	35.0%
Tax exempt revenue	(2.0)	(1.7)
Effect of state income taxes, net of federal benefit	2.3	2.5
Utilization of tax credits:
Low-income housing tax credit, net of amortization	(0.7)	(0.9)
Other tax credits	(0.5)	(0.3)
Bank-owned life insurance	(0.7)	(0.7)
Charitable contributions to BOKF Foundation	—	(0.4)
Other, net	0.4	0.4
Total	33.8%	33.9%
(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2015 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	March 31, 2015			December 31, 2014
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,089,546	$1,422	0.27%	$2,090,176	$1,500	0.28%
Trading securities	140,968	685	2.55%	164,502	901	2.48%
Investment securities
Taxable	241,458	3,326	5.51%	244,395	3,468	5.68%
Tax-exempt	401,367	1,564	1.56%	406,516	1,586	1.56%
Total investment securities	642,825	4,890	3.04%	650,911	5,054	3.11%
Available for sale securities
Taxable	9,014,566	43,105	1.95%	9,073,467	43,953	1.97%
Tax-exempt	86,899	921	4.40%	88,434	904	4.23%
Total available for sale securities	9,101,464	44,026	1.98%	9,161,901	44,857	1.99%
Fair value option securities	404,775	2,003	2.28%	221,773	1,053	2.18%
Restricted equity securities	179,385	2,597	5.79%	182,737	2,635	5.77%
Residential mortgage loans held for sale	348,054	2,949	3.41%	321,746	3,101	3.87%
Loans[2]	14,554,582	128,952	3.59%	13,882,005	130,378	3.73%
Allowance for loan losses	(194,948)			(190,787)
Loans, net of allowance	14,359,634	128,952	3.64%	13,691,218	130,378	3.78%
Total earning assets	27,266,651	187,525	2.80%	26,484,964	189,479	2.86%
Receivable on unsettled securities sales	99,706			69,109
Cash and other assets	2,604,347			2,578,124
Total assets	$29,970,704			$29,132,197
Liabilities and equity
Interest-bearing deposits:
Transaction	$10,338,396	$2,465	0.10%	$9,730,564	$2,328	0.09%
Savings	365,835	94	0.10%	346,132	96	0.11%
Time	2,659,323	9,546	1.46%	2,647,147	9,777	1.47%
Total interest-bearing deposits	13,363,554	12,105	0.37%	12,723,843	12,201	0.38%
Funds purchased	69,730	16	0.09%	71,728	14	0.08%
Repurchase agreements	1,000,839	104	0.04%	996,308	109	0.04%
Other borrowings	3,084,214	2,453	0.32%	3,021,094	2,443	0.32%
Subordinated debentures	348,007	2,165	2.52%	347,960	2,189	2.50%
Total interest-bearing liabilities	17,866,344	16,843	0.38%	17,160,933	16,956	0.39%
Non-interest bearing demand deposits	7,885,485			7,974,165
Due on unsettled securities purchases	205,096			137,566
Other liabilities	662,218			549,388
Total equity	3,351,561			3,310,145
Total liabilities and equity	$29,970,704			$29,132,197
Tax-equivalent Net Interest Revenue		$170,682	2.42%		$172,523	2.47%
Tax-equivalent Net Interest Revenue to Earning Assets			2.55%			2.61%
Less tax-equivalent adjustment		2,956			2,859
Net Interest Revenue		167,726			169,664
Provision for credit losses		—			—
Other operating revenue		166,017			151,903
Other operating expense		220,265			225,877
Income before taxes		113,478			95,690
Federal and state income taxes		38,384			30,109
Net income		75,094			65,581
Net income attributable to non-controlling interests		251			1,263
Net income attributable to BOK Financial Corp. shareholders		$74,843			$64,318
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.08			$0.93
Diluted		$1.08			$0.93
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

Three Months Ended
September 30, 2014			June 30, 2014			March 31, 2014
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$1,217,942	$601	0.20%	$635,140	$383	0.24%	$549,473	$265	0.20%
107,909	561	2.67%	116,186	527	2.40%	92,409	531	2.85%

228,771	3,238	5.66%	226,528	3,195	5.64%	232,646	3,282	5.64%
412,604	1,605	1.56%	432,265	1,764	1.63%	439,110	1,830	1.67%
641,375	4,843	3.03%	658,793	4,959	3.01%	671,756	5,112	3.04%

9,436,137	45,257	1.94%	9,706,965	46,458	1.94%	9,980,069	47,255	1.90%
90,590	675	3.14%	93,969	1,007	4.44%	96,873	735	3.11%
9,526,727	45,932	1.95%	9,800,934	47,465	1.96%	10,076,942	47,990	1.91%
180,268	913	2.05%	164,684	794	1.94%	165,515	851	1.99%
142,418	2,133	5.99%	97,016	1,275	5.26%	85,234	997	4.68%
310,924	2,929	3.79%	219,308	2,523	4.63%	185,196	1,590	3.46%
13,518,578	128,695	3.78%	13,264,461	127,508	3.85%	12,947,926	124,335	3.89%
(191,141)			(189,329)			(186,979)
13,327,437	128,695	3.83%	13,075,132	127,508	3.91%	12,760,947	124,335	3.95%
25,455,000	186,607	2.93%	24,767,193	185,434	3.02%	24,587,472	181,671	2.99%
63,277			108,825			114,708
2,597,280			2,610,803			2,536,588
$28,115,557			$27,486,821			$27,238,768

$9,473,575	$2,381	0.10%	$9,850,991	$2,489	0.10%	$9,900,823	$2,559	0.10%
342,488	101	0.12%	355,459	106	0.12%	336,576	98	0.12%
2,610,561	10,237	1.56%	2,636,444	10,182	1.55%	2,686,041	10,329	1.56%
12,426,624	12,719	0.41%	12,842,894	12,777	0.40%	12,923,440	12,986	0.41%
320,817	59	0.07%	574,926	107	0.07%	1,021,755	161	0.06%
1,027,206	141	0.05%	914,892	182	0.08%	773,127	151	0.08%
2,333,961	2,004	0.34%	1,294,932	1,279	0.40%	1,038,747	1,022	0.40%
347,914	2,154	2.46%	347,868	2,189	2.52%	347,824	2,158	2.52%
16,456,522	17,077	0.41%	15,975,512	16,534	0.42%	16,104,893	16,478	0.41%
7,800,350			7,654,225			7,312,076
124,952			166,521			116,295
485,304			513,839			600,429
3,248,429			3,176,724			3,105,075
$28,115,557			$27,486,821			$27,238,768
	$169,530	2.52%		$168,900	2.60%		$165,193	2.58%
		2.67%			2.75%			2.71%
	2,739			2,803			2,551
	166,791			166,097			162,642
	—			—			—
	164,971			166,142			138,942
	221,834			214,707			185,104
	109,928			117,532			116,480
	33,802			40,803			39,437
	76,126			76,729			77,043
	494			834			453
	$75,632			$75,895			$76,590

	$1.09			$1.10			$1.11
	$1.09			$1.10			$1.11

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Interest revenue	$184,569	$186,620	$183,868	$182,631	$179,120
Interest expense	16,843	16,956	17,077	16,534	16,478
Net interest revenue	167,726	169,664	166,791	166,097	162,642
Provision for credit losses	—	—	—	—	—
Net interest revenue after provision for credit losses	167,726	169,664	166,791	166,097	162,642
Other operating revenue
Brokerage and trading revenue	31,707	30,602	35,263	39,056	29,516
Transaction card revenue	31,010	31,467	31,578	31,510	29,134
Fiduciary and asset management revenue	31,469	30,649	29,738	29,543	25,722
Deposit service charges and fees	21,684	22,581	22,508	23,133	22,689
Mortgage banking revenue	39,320	30,105	26,814	29,330	22,844
Bank-owned life insurance	2,198	2,380	2,326	2,274	2,106
Other revenue	8,603	10,071	10,320	9,208	8,852
Total fees and commissions	165,991	157,855	158,547	164,054	140,863
Gain (loss) on other assets, net	755	338	1,422	3,521	(2,328)
Gain (loss) on derivatives, net	911	1,070	(93)	831	968
Gain (loss) on fair value option securities, net	2,647	3,685	(332)	4,176	2,660
Change in fair value of mortgage servicing rights	(8,522)	(10,821)	5,281	(6,444)	(4,461)
Gain on available for sale securities, net	4,327	149	146	4	1,240
Total other-than-temporary impairment losses	(781)	(373)	—	—	—
Portion of loss recognized in (reclassified from) other comprehensive income	689	—	—	—	—
Net impairment losses recognized in earnings	(92)	(373)	—	—	—
Total other operating revenue	166,017	151,903	164,971	166,142	138,942
Other operating expense
Personnel	128,548	125,741	123,043	123,714	104,433
Business promotion	5,748	7,498	6,160	7,150	5,841
Charitable contributions to BOKF Foundation	—	1,847	—	—	2,420
Professional fees and services	10,059	11,058	14,763	11,054	7,565
Net occupancy and equipment	19,044	22,655	18,892	18,789	16,896
Insurance	4,980	4,777	4,793	4,467	4,541
Data processing and communications	30,620	30,872	29,971	29,071	27,135
Printing, postage and supplies	3,461	3,168	3,380	3,429	3,541
Net losses (gains) and operating expenses of repossessed assets	613	(1,497)	4,966	1,118	1,432
Amortization of intangible assets	1,090	1,100	1,100	949	816
Mortgage banking costs	9,319	10,553	7,734	7,960	3,634
Other expense	6,783	8,105	7,032	7,006	6,850
Total other operating expense	220,265	225,877	221,834	214,707	185,104
Net income before taxes	113,478	95,690	109,928	117,532	116,480
Federal and state income taxes	38,384	30,109	33,802	40,803	39,437
Net income	75,094	65,581	76,126	76,729	77,043
Net income attributable to non-controlling interests	251	1,263	494	834	453
Net income attributable to BOK Financial Corporation shareholders	$74,843	$64,318	$75,632	$75,895	$76,590

Earnings per share:
Basic	$1.08	$0.93	$1.09	$1.10	$1.11
Diluted	$1.08	$0.93	$1.09	$1.10	$1.11
Average shares used in computation:
Basic	68,254,780	68,481,630	68,455,866	68,359,945	68,273,685
Diluted	68,344,886	68,615,808	68,609,765	68,511,378	68,436,478

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2015	26,572	$54.42	25,000	1,735,504
February 1 to February 28, 2015	379,778	$58.60	377,156	1,358,348
March 1 to March 30, 2015	132,710	$60.33	100,000	1,258,348
Total	539,060		502,156

[1]
On April 24, 2012, the Company’s board of directors authorized the Company to repurchase up to two million shares of the Company’s common stock. As of March 31, 2015, the Company had repurchased 741,652 shares under this plan.

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

Date:        May 1, 2015

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer