Form 10-Q
period 2015-06-30
BOK FINANCIAL CORP ET AL
filed 2015-07-31
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,945,139 shares of common stock ($.00006 par value) as of June 30, 2015.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2015

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $79.2 million or $1.15 per diluted share for the second quarter of 2015, compared to $75.9 million or $1.10 per diluted share for the second quarter of 2014 and $74.8 million or $1.08 per diluted share for the first quarter of 2015.

Highlights of the second quarter of 2015 included:

•
Net interest revenue totaled $175.7 million for the second quarter of 2015, compared to $166.1 million for the second quarter of 2014 and $167.7 million for the first quarter of 2015. Net interest margin decreased to 2.61% for the second quarter of 2015, primarily due to increased deposits at the Federal Reserve Bank funded by Federal Home Loan Bank borrowings and continued competitive loan pricing and low interest rates. Net interest margin was 2.75% for the second quarter of 2014 and 2.55% for the first quarter of 2015.

•
Fees and commissions revenue totaled $172.5 million for the second quarter of 2015, an $8.5 million or 5% increase over the second quarter of 2014. Mortgage banking revenue increased $7.5 million based on higher loan production volume. Increased fiduciary and asset management fees were offset by lower brokerage and trading revenue. Fees and commissions revenue increased $6.6 million over the first quarter of 2015, with solid performance in all fee generating lines of business.

•
Changes in the fair value of mortgage servicing rights, net of economic hedges, decreased pre-tax net income in the second quarter of 2015 by $1.1 million, decreased pre-tax net income in the second quarter of 2014 by $1.5 million and decreased pre-tax net income by $5.0 million in the first quarter of 2015. Net changes in the fair value of mortgage servicing rights for the second quarter of 2015 were largely driven by an increase in servicing costs.

•
Operating expenses totaled $227.1 million for the second quarter of 2015, an increase of $12.4 million over the second quarter of 2014. Personnel expense increased $9.0 million and non-personnel expense increased $3.4 million. Operating expenses increased $6.8 million over the previous quarter.

•
The Company recorded a $4.0 million provision for credit losses in the second quarter of 2015 primarily due to growth in the loan portfolio. No provision for credit losses was recorded in the first quarter of 2015 or the second quarter of 2014. Gross charge-offs were $2.9 million in the second quarter of 2015, $3.5 million in the second quarter of 2014 and $2.2 million in the first quarter of 2015. Recoveries were $2.2 million in the second quarter of 2015, compared to $5.5 million in the second quarter of 2014 and $10.5 million in the first quarter of 2015.

•
The combined allowance for credit losses totaled $202 million or 1.34% of outstanding loans at June 30, 2015, compared to $199 million or 1.35% of outstanding loans at March 31, 2015. Nonperforming assets that are not guaranteed by U.S. government agencies totaled $123 million or 0.82% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at June 30, 2015 and $123 million or 0.85% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at March 31, 2015.

•
Average loans increased by $351 million over the previous quarter due primarily to growth in commercial and commercial real estate loans. Average commercial loans were up $326 million and average commercial real estate loans increased $80 million. Period-end outstanding loan balances were $15.1 billion at June 30, 2015, a $440 million increase over March 31, 2015. Commercial loan balances increased $385 million and commercial real estate loans increased $98 million.

•
Average deposits decreased $155 million over the previous quarter, primarily due to a decrease in interest-bearing transaction accounts, partially offset by growth in average demand deposit balances. Period-end deposits were $21.1 billion at June 30, 2015, largely unchanged compared to March 31, 2015.

•
New regulatory capital rules were effective for BOK Financial on January 1, 2015 and established a 7% threshold for the common equity Tier 1 ratio. The Company's common equity Tier 1 ratio was 13.01% at June 30, 2015. In addition, the Company's Tier 1 capital ratio was 13.01%, total capital ratio was 14.11% and leverage ratio was 9.75% at June 30, 2015. The Company's common equity Tier 1 ratio was 13.07% at March 31, 2015. In addition, the Company's Tier 1 capital ratio was 13.07%, total capital ratio was 14.39% and leverage ratio was 9.74% at March 31, 2015.

•
The Company paid a regular quarterly cash dividend of $29 million or $0.42 per common share during the second quarter of 2015. On July 28, 2015, the board of directors approved a regular quarterly cash dividend of $0.42 per common share payable on or about August 28, 2015 to shareholders of record as of August 14, 2015.

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

Net interest revenue totaled $175.7 million for the second quarter of 2015 compared to $166.1 million for the second quarter of 2014 and $167.7 million for the first quarter of 2015. Net interest margin was 2.61% for the second quarter of 2015, 2.75% for the second quarter of 2014 and 2.55% for the first quarter of 2015.

Net interest revenue increased $9.6 million over the second quarter of 2014. Net interest revenue increased $15.8 million primarily due to the growth in average loan balances. Net interest revenue decreased $5.9 million primarily due to lower loan yields, partially offset by lower funding costs.

The tax-equivalent yield on earning assets was 2.84% for the second quarter of 2015, down 18 basis points from the second quarter of 2014. Loan yields decreased 20 basis points primarily due to continued market pricing pressure and lower interest rates. The available for sale securities portfolio yield decreased 2 basis points to 1.94%. Excess cash flows are currently being reinvested in short-duration securities that are yielding nearly 2.00%. Funding costs were down 7 basis points compared to the second quarter of 2014. The cost of interest-bearing deposits decreased 5 basis points and the cost of other borrowed funds increased 3 basis points largely due to the mix of funding sources. The cost of subordinated debentures decreased 31 basis points as $122 million of fixed-rate subordinated debt matured on June 1, 2015. The cost of this subordinated debt, including issuance discounts and hedge loss was 5.56%. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 12 basis points for the second quarter of 2015 and 15 basis points for the second quarter of 2014.

Average earning assets for the second quarter of 2015 increased $2.9 billion or 12% over the second quarter of 2014. Average loans, net of allowance for loan losses, increased $1.6 billion due primarily to growth in average commercial and commercial real estate loans. The average balance of interest-bearing cash and cash equivalents was up $1.4 billion over the second quarter of 2014 as borrowings from the Federal Home Loan Banks were deposited in the Federal Reserve to earn a spread of approximately $842 thousand. The average balance of available for sale securities decreased $738 million as we reduced the size of our bond portfolio during 2014 through normal monthly runoff to better position the balance sheet for a longer-term rising rate environment. The average balances of fair value option securities held as an economic hedge of our mortgage servicing rights, residential mortgage loans held for sale, restricted equity securities, and trading securities were all up over the prior year.

Average deposits increased $597 million over the second quarter of 2014, including a $342 million increase in average demand deposit balances and a $213 million increase in average interest-bearing transaction accounts. Average savings account balances and average time deposits both increased over the prior year. Average borrowed funds increased $2.1 billion over the second quarter of 2014, primarily due to increased borrowings from the Federal Home Loan Banks. The average balance of subordinated debentures decreased $40 million.

Net interest margin increased 6 basis points over the first quarter of 2015. The yield on average earning assets increased 4 basis points. The loan portfolio yield increased 6 basis points to 3.65%, primarily due to $2.3 million of nonaccrual interest recoveries during the quarter and increased loan fees compared to the first quarter. Competitive loan pricing and low interest rates continue to impact loan yields. The yield on the available for sale securities portfolio decreased 4 basis points to 1.94%. Funding costs were down 3 basis points to 0.35%. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities decreased by a basis point.

Average earning assets increased $383 million during the second quarter of 2015, primarily due to growth in average outstanding loans of $351 million over the previous quarter. Average commercial loan balances were up $326 million and average commercial real estate loan balances increased $80 million. Residential mortgage loans held for sale increased $116 million. The average balance of restricted equity securities increased $43 million and the average balance of fair value option securities held as an economic hedge of our mortgage servicing rights increased $31 million. This growth was partially offset by a $38 million decrease in the average balance of the available for sale securities portfolio, a $14 million decrease in average investment securities balances and a $14 million decrease in average trading securities balances.
Average deposits decreased $155 million over the previous quarter. Interest-bearing transaction account balances decreased $275 million, partially offset by a $111 million increase in average demand deposit balances. The average balance of borrowed funds increased $684 million over the first quarter of 2015, primarily due to increased borrowings from the Federal Home Loan Banks. The average balance of subordinated debentures decreased $40 million.

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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2015 / 2014			Six Months Ended June 30, 2015 / 2014
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$867	$835	$32	$2,024	$1,746	$278
Trading securities	58	204	(146)	213	423	(210)
Investment securities:
Taxable securities	56	144	(88)	100	264	(164)
Tax-exempt securities	(238)	(166)	(72)	(505)	(318)	(187)
Total investment securities	(182)	(22)	(160)	(405)	(54)	(351)
Available for sale securities:
Taxable securities	(4,103)	(3,715)	(388)	(8,253)	(9,174)	921
Tax-exempt securities	(169)	(120)	(49)	17	(220)	237
Total available for sale securities	(4,272)	(3,835)	(437)	(8,236)	(9,394)	1,158
Fair value option securities	1,526	1,355	171	2,678	2,313	365
Restricted equity securities	1,953	1,643	310	3,553	2,722	831
Residential mortgage loans held for sale	1,369	2,438	(1,069)	2,728	3,793	(1,065)
Loans	8,095	15,230	(7,135)	12,712	30,062	(17,350)
Total tax-equivalent interest revenue	9,414	17,848	(8,434)	15,267	31,611	(16,344)
Interest expense:
Transaction deposits	(292)	3	(295)	(386)	132	(518)
Savings deposits	(3)	7	(10)	(7)	13	(20)
Time deposits	(1,216)	46	(1,262)	(1,999)	(97)	(1,902)
Funds purchased	(94)	(99)	5	(239)	(286)	47
Repurchase agreements	(121)	(18)	(103)	(168)	8	(176)
Other borrowings	1,768	2,379	(611)	3,199	4,218	(1,019)
Subordinated debentures	(494)	(238)	(256)	(487)	(239)	(248)
Total interest expense	(452)	2,080	(2,532)	(87)	3,749	(3,836)
Tax-equivalent net interest revenue	9,866	15,768	(5,902)	15,354	27,862	(12,508)
Change in tax-equivalent adjustment	232			636
Net interest revenue	$9,634			$14,718

[1]	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $176.3 million for the second quarter of 2015, a $10.1 million increase over the second quarter of 2014 and a $10.3 million increase over the first quarter of 2015. Fees and commissions revenue increased $8.5 million over the second quarter of 2014 and increased $6.6 million over the prior quarter. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue by $1.1 million in the second quarter of 2015, $5.0 million in the first quarter of 2015 and $1.5 million in the second quarter of 2014.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended June 30,				Three Months Ended Mar. 31, 2015
	2015	2014	Increase (Decrease)	% Increase (Decrease)		Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$36,012	$39,056	$(3,044)	(8)%	$31,707	$4,305	14%
Transaction card revenue	32,778	31,510	1,268	4%	31,010	1,768	6%
Fiduciary and asset management revenue	32,712	29,543	3,169	11%	31,469	1,243	4%
Deposit service charges and fees	22,328	23,133	(805)	(3)%	21,684	644	3%
Mortgage banking revenue	36,846	29,330	7,516	26%	39,320	(2,474)	(6)%
Bank-owned life insurance	2,398	2,274	124	5%	2,198	200	9%
Other revenue	9,473	9,208	265	3%	8,603	870	10%
Total fees and commissions revenue	172,547	164,054	8,493	5%	165,991	6,556	4%
Gain on other assets, net	1,457	3,521	(2,064)	N/A	755	702	N/A
Gain (loss) on derivatives, net	(1,032)	831	(1,863)	N/A	911	(1,943)	N/A
Gain (loss) on fair value option securities, net	(8,130)	4,176	(12,306)	N/A	2,647	(10,777)	N/A
Change in fair value of mortgage servicing rights	8,010	(6,444)	14,454	N/A	(8,522)	16,532	N/A
Gain on available for sale securities, net	3,433	4	3,429	N/A	4,327	(894)	N/A
Total other-than-temporary impairment	—	—	—	N/A	(781)	781	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	—	—	—	N/A	689	(689)	N/A
Net impairment losses recognized in earnings	—	—	—	N/A	(92)	92	N/A
Total other operating revenue	$176,285	$166,142	$10,143	6%	$166,017	$10,268	6%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 50% of total revenue for the second quarter of 2015, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue includes revenues from securities trading, customer hedging, retail brokerage and investment banking. Brokerage and trading revenue decreased $3.0 million compared to the second quarter of 2014.

Securities trading revenue was $11.4 million for the second quarter of 2015, a decrease of $1.0 million compared to the second quarter of 2014. Securities trading revenue includes net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $11.7 million for the second quarter of 2015. Combined recoveries from the Lehman Brothers and MF Global bankruptcies totaled $382 thousand in the second quarter of 2015 and $1.6 million in the second quarter of 2014. Excluding the impact of these recoveries, customer hedging revenue increased $3.0 million over the prior year primarily due to higher volumes of derivative contracts executed by our mortgage banking customers.

Revenue earned from retail brokerage transactions decreased $4.4 million or 43% compared to the second quarter of 2014 to $5.9 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions during the quarter. While sales volume increased over 2014, customers moved toward lower margin products.

Investment banking revenue, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $7.1 million for the second quarter of 2015, a $617 thousand or 10% increase over the second quarter of 2014 primarily related to financial advisory, underwriting and loan syndication fees.

Brokerage and trading revenue increased $4.3 million over the first quarter of 2015. Investment banking fees were up $2.4 million over the prior quarter primarily due to growth in loan syndication and underwriting fees. Securities trading revenue increased $1.4 million. Customer hedging revenue increased $963 thousand, excluding the impact of a recovery from the Lehman Brothers bankruptcy in the second quarter of 2015. Retail brokerage fees decreased $880 thousand compared to the prior quarter.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the second quarter of 2015 increased $1.3 million or 4% over the second quarter of 2014. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $16.6 million, a $605 thousand or 4% increase over the prior year, due to increased transaction volumes and increased dollar amounts per transaction. Merchant services fees totaled $11.3 million, an increase of $623 thousand or 6% based on increased transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.8 million, an increase of $40 thousand or 1% over the second quarter of 2014.

Transaction card revenue increased $1.8 million over the first quarter of 2015. Merchant services fees, EFT network revenues and interchange fee revenue from debit cards issued by the Company all grew over the prior quarter due to increased transaction activity.

Fiduciary and asset management revenue grew by $3.2 million or 11% over the second quarter of 2014. MBM Advisors was acquired during the the second quarter of 2014. The partial quarter of earnings in the second quarter of 2014 related to MBM Advisors totaled $947 thousand, compared to a full quarter of earnings in the second quarter of 2015 of $1.8 million. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $38.8 billion at June 30, 2015, $32.7 billion at June 30, 2014 and $37.5 billion at March 31, 2015.

Fiduciary and asset management revenue increased $1.2 million over the first quarter of 2015 primarily due to the growth in the fair value of fiduciary assets administered by the Company.

We also earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and BOSC, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $2.9 million for the second quarter of 2015 compared to $2.4 million for the second quarter of 2014 and $2.7 million for the first quarter of 2015.

Deposit service charges and fees were $22.3 million for the second quarter of 2015, compared to $23.1 million for the second quarter of 2014. Overdraft fees were $10.1 million for the second quarter of 2015, a decrease of $1.8 million or 15% compared to the second quarter of 2014. Commercial account service charge revenue totaled $10.4 million, an increase of $1.1 million or 12% over the prior year. Service charges on deposit accounts with a standard monthly fee were $1.8 million, a decrease of $54 thousand or 3% compared to the second quarter of 2014. Deposit service charges and fees increased $644 thousand compared to the prior quarter primarily due to an increase in overdraft fee volumes.

Mortgage banking revenue increased $7.5 million over the second quarter of 2014. Mortgage production revenue increased $5.4 million largely due to increased production activity. Lower average primary mortgage interest rates as well as improved consumer confidence in the mortgage market and expansion of our correspondent and Home Direct lending channels increased loans closed during the quarter and outstanding loan commitments. The decrease in average interest rates also increased the percentage of refinanced mortgage loans to 40% in the second quarter of 2015 compared to 25% in the second quarter of 2014. Growth in our correspondent and Home Direct lending channels caused margins to compress compared to the second quarter of 2014. Mortgage servicing revenue grew by $2.1 million or 18% over the second quarter of 2014. The outstanding principal balance of mortgage loans serviced for others totaled $18.0 billion, an increase of $3.4 billion or 23%.
Mortgage banking revenue decreased $2.5 million compared to the first quarter of 2015. Mortgage production revenue decreased $2.9 million. While production volume increased over the previous quarter, margin compression reduced production revenue. Total mortgage loans originated during the second quarter increased $263 million over the previous quarter and outstanding mortgage loan commitments at June 30 increased $26 million. However, mortgage interest rates increased during the second quarter which reduced higher-margin refinance activity. Revenue from mortgage loan servicing grew by $453 thousand due to an increase in the volume of loans serviced. The outstanding balance of mortgage loans serviced for others increased $1.0 billion over March 31, 2015.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Mar. 31, 2015	Increase (Decrease)		% Increase (Decrease)
	2015	2014
Net realized gains on mortgage loans sold	$23,856	$12,745	$11,111		87%	$17,251	$6,605		38%
Change in net unrealized gains (losses) on mortgage loans held for sale	(743)	4,982	(5,725)		(115)%	8,789	(9,532)		(108)%
Total mortgage production revenue	23,113	17,727	5,386		30%	26,040	(2,927)		(11)%
Servicing revenue	13,733	11,603	2,130		18%	13,280	453		3%
Total mortgage revenue	$36,846	$29,330	$7,516		26%	$39,320	$(2,474)		(6)%

Mortgage loans funded for sale	$1,828,230	$1,090,629	$737,601		68%	$1,565,016	$263,214		17%
Mortgage loans sold	1,861,968	1,008,993	852,975		85%	1,382,042	479,926		35%

Period end outstanding mortgage commitments, net	849,619	546,864	302,755		55%	824,036	25,583		3%
Outstanding principal balance of mortgage loans serviced for others	17,979,623	14,626,291	3,353,332		23%	16,937,128	1,042,495		6%

Primary residential mortgage interest rate – period end	4.02%	4.14%	(12	) bps		3.69%	33	bps
Primary residential mortgage interest rate – average	3.82%	4.23%	(41	) bps		3.73%	9	bps
Secondary residential mortgage interest rate – period end	3.13%	3.17%	(4	) bps		2.75%	38	bps
Secondary residential mortgage interest rate – average	2.85%	3.28%	(43	) bps		2.69%	16	bps

Net gains on securities, derivatives and other assets

In the second quarter of 2015, we recognized a $3.4 million net gain from sales of $379 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential return or to move into securities that will perform better in a rising rate environment. In the second quarter of 2014, we recognized a $4 thousand net gain from sales of $800 million of available for sale securities and in the first quarter of 2015, we recognized a $4.3 million net gain on sales of $335 million of available for sale securities.

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

Changes in the fair value of mortgage servicing rights are highly dependent on changes in primary mortgage rates, rates offered to borrowers, and assumptions about servicing revenues, servicing costs and discount rates. Changes in the fair value of residential mortgage-backed securities and interest rate derivative contracts are highly dependent on changes in secondary mortgage rates, or rates required by investors. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in the spread between the primary and secondary rates can cause significant earnings volatility. Additionally, the fair value of mortgage servicing rights is dependent on short-term interest rates that affect the value of custodial funds, changes in the spread between short-term and long-term interest rates, and other assumptions such as estimated loan servicing costs. An increase in estimated servicing costs reduced the fair value of mortgage servicing rights by $2.4 million in the second quarter of 2015.

Table 4 following shows the relationship between changes in the fair value of mortgage servicing rights and the fair value of fair value option residential mortgage-backed securities and interest rate derivative contracts designated as an economic hedge.

Table 4 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	June 30, 2015	Mar. 31, 2015	June 30, 2014
Gain (loss) on mortgage hedge derivative contracts, net	$(1,005)	$911	$831
Gain (loss) on fair value option securities, net	(8,130)	2,647	4,074
Gain (loss) on economic hedge of mortgage servicing rights, net	(9,135)	3,558	4,905
Gain (loss) on change in fair value of mortgage servicing rights	8,010	(8,522)	(6,444)
Loss on changes in fair value of mortgage servicing rights, net of economic hedges	$(1,125)	$(4,964)	$(1,539)

Net interest revenue on fair value option securities	$1,985	$1,739	$721

Primary rates disclosed in Table 3 above represent rates generally available to borrowers on 30 year conforming mortgage loans and affect the value of our mortgage servicing rights. Secondary rates represent rates generally paid on 30 year residential mortgage-backed securities guaranteed by U.S. government agencies and affect the value of securities and derivative contracts used as an economic hedge of our mortgage servicing rights.

Other Operating Expense

Other operating expense for the second quarter of 2015 totaled $227.1 million, a $12.4 million or 6% increase over the second quarter of 2014. Personnel expenses increased $9.0 million or 7%. Non-personnel expenses increased $3.4 million or 4% over the prior year.

Operating expenses increased $6.8 million over the previous quarter. Personnel expense increased $4.1 million. Non-personnel expense increased $2.7 million.

Table 5 -- Other Operating Expense
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2015	Increase (Decrease)	% Increase (Decrease)
	2015	2014
Regular compensation	$78,105	$73,064	$5,041	7%	$77,762	$343	—%
Incentive compensation:
Cash-based	32,347	29,030	3,317	11%	26,941	5,406	20%
Share-based	3,057	3,675	(618)	(17)%	2,140	917	43%
Deferred compensation	118	(136)	254	(187)%	130	(12)	(9)%
Total incentive compensation	35,522	32,569	2,953	9%	29,211	6,311	22%
Employee benefits	19,068	18,081	987	5%	21,575	(2,507)	(12)%
Total personnel expense	132,695	123,714	8,981	7%	128,548	4,147	3%
Business promotion	7,765	7,150	615	9%	5,748	2,017	35%
Professional fees and services	9,560	11,054	(1,494)	(14)%	10,059	(499)	(5)%
Net occupancy and equipment	18,927	18,789	138	1%	19,044	(117)	(1)%
Insurance	5,116	4,467	649	15%	4,980	136	3%
Data processing and communications	31,463	29,071	2,392	8%	30,620	843	3%
Printing, postage and supplies	3,553	3,429	124	4%	3,461	92	3%
Net losses and operating expenses of repossessed assets	223	1,118	(895)	(80)%	613	(390)	(64)%
Amortization of intangible assets	1,090	949	141	15%	1,090	—	—%
Mortgage banking costs	7,419	7,960	(541)	(7)%	9,319	(1,900)	(20)%
Other expense	9,302	7,006	2,296	33%	6,783	2,519	37%
Total other operating expense	$227,113	$214,707	$12,406	6%	$220,265	$6,848	3%

Average number of employees (full-time equivalent)	4,776	4,657	119	3%	4,741	35	1%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $5.0 million or 7% over the second quarter of 2014. Although the average number of employees was largely unchanged compared to the prior year, recent additions have been higher-costing positions in compliance and risk management, technology and wealth management. In addition, standard annual merit increases in regular compensation were effective for the majority of our staff on March 1.

Incentive compensation increased $3.0 million over the second quarter of 2014. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $3.3 million or 11% over the second quarter of 2014.

Share-based compensation expense represents expense for equity awards based on grant-date fair value and is largely unaffected by subsequent changes in fair value. Non-vested shares awarded prior to 2013 generally cliff vest in 5 years. Non-vested shares awarded since January 1, 2013 generally cliff vest in 3 years and are subject to a two year holding period after vesting.

Employee benefit expense increased $987 thousand or 5% over the second quarter of 2014 primarily due to an increase in employee medical costs. The Company self-insures a portion of its employee healthcare coverage and these costs may be volatile.
Personnel costs increased by $4.1 million over the first quarter of 2015. Incentive compensation expense increased $6.3 million, partially offset by a $1.4 million decrease in employee medical costs and a $1.4 million decrease in payroll taxes.

Non-personnel operating expenses

Non-personnel operating expenses increased $3.4 million or 4% over the second quarter of 2014. Data processing and communications expense increased $2.4 million primarily due to increased transaction activity. All other non-personnel expense increased $1.0 million.
Non-personnel expense increased $2.7 million compared to the first quarter of 2015. Other expense increased $2.5 million primarily due to increased recruiting expense. Business promotion expense increased $2.0 million, offset by a $1.9 million decrease in mortgage banking expense.
Income Taxes

Income tax expense was $40.6 million or 33.6% of book taxable income for the second quarter of 2015 compared to $40.8 million or 34.7% of book taxable income for the second quarter of 2014 and $38.4 million or 33.8% of book taxable income for the first quarter of 2015.

The Company adopted FASB Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, on January 1, 2015. This standard was retrospectively applied to all periods presented.Approximately $3.6 million was reclassified from pre-tax earnings to income tax expense in the second quarter of 2014 and approximately $5.5 million was reclassified from pre-tax earnings to income tax expense for the six months ended June 30, 2014. This reclassification increased the effective tax rate by 200 basis points in the second quarter of 2014 and 150 basis points for the six months ended June 30, 2014. Adoption of this standard did not affect net income.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $14 million at both June 30, 2015 and at March 31, 2015 and $12 million at June 30, 2014.

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

As shown in Table 6, net income attributable to our lines of business increased $5.8 million or 11% over the second quarter of 2014. Growth in both net interest revenue and fees and commissions revenue was partially offset by increased operating expenses. The second quarter of 2015 had $1.3 million of net charge-offs compared to net recoveries of $1.7 million in the second quarter of 2014.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Commercial Banking	$45,643	$39,251	$91,464	$74,343
Consumer Banking	7,480	7,395	12,338	15,823
Wealth Management	4,190	4,882	8,924	7,422
Subtotal	57,313	51,528	112,726	97,588
Funds Management and other	21,917	24,367	41,347	54,897
Total	$79,230	$75,895	$154,073	$152,485

Commercial Banking

Commercial Banking contributed $45.6 million to consolidated net income in the second quarter of 2015, up $6.4 million or 16% over the second quarter of 2014. Increased net interest revenue, net recoveries of loans previously charged off and fees and commissions revenue was partially offset by increased operating expenses. Commercial Banking had $401 thousand of net recoveries in the second quarter of 2015 compared $3.7 million of net recoveries in the second quarter of 2014.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,				June 30,
	2015	2014			2015	2014
Net interest revenue from external sources	$108,616	$94,810	$13,806		$209,784	$185,641	$24,143
Net interest expense from internal sources	(12,642)	(11,349)	(1,293)		(25,198)	(23,624)	(1,574)
Total net interest revenue	95,974	83,461	12,513		184,586	162,017	22,569
Net loans charged off (recovered)	(401)	(3,728)	3,327		(9,303)	(7,192)	(2,111)
Net interest revenue after net loans charged off (recovered)	96,375	87,189	9,186		193,889	169,209	24,680

Fees and commissions revenue	45,389	42,541	2,848		88,211	82,511	5,700
Gain (loss) on financial instruments and other assets, net	191	179	12		253	(1,105)	1,358
Other operating revenue	45,580	42,720	2,860		88,464	81,406	7,058

Personnel expense	28,506	27,451	1,055		55,819	54,321	1,498
Non-personnel expense	24,270	23,256	1,014		47,537	45,676	1,861
Other operating expense	52,776	50,707	2,069		103,356	99,997	3,359

Net direct contribution	89,179	79,202	9,977		178,997	150,618	28,379
Corporate expense allocations	14,477	14,961	(484)		29,302	28,943	359
Income before taxes	74,702	64,241	10,461		149,695	121,675	28,020
Federal and state income tax	29,059	24,990	4,069		58,231	47,332	10,899
Net income	$45,643	$39,251	$6,392		$91,464	$74,343	$17,121

Average assets	$13,136,059	$11,220,361	$1,915,698		$12,896,460	$11,077,572	$1,818,888
Average loans	12,260,003	10,554,470	1,705,533		12,077,367	10,406,825	1,670,542
Average deposits	8,930,168	8,998,408	(68,240)		8,963,385	8,871,870	91,515
Average invested capital	1,028,989	937,085	91,904		1,013,116	934,768	78,348
Return on average assets	1.40%	1.40%	—	bp	1.43%	1.36%	7	bp
Return on invested capital	17.82%	16.81%	101	bp	18.23%	16.09%	214	bp
Efficiency ratio	37.28%	40.18%	(290)	bp	37.83%	40.83%	(300)	bp
Net recoveries (annualized) to average loans	(0.01)%	(0.14)%	13	bp	(0.16)%	(0.14)%	(2)	bp

Net interest revenue increased $12.5 million or 15% over the prior year. Growth in net interest revenue was primarily due to a $1.7 billion or 16% increase in average loan balances, partially offset by reduced yields on loans.

Fees and commissions revenue increased $2.8 million or 7% over the second quarter of 2014. Transaction card revenues from our TransFund electronic funds transfer network were up $1.3 million. Commercial deposit service charge revenue increased $945 thousand and brokerage and trading revenue related to our commercial banking customers increased $746 thousand.

Operating expenses increased $2.1 million or 4% over the second quarter of 2014. Personnel costs increased $1.1 million or 4% primarily due to increased incentive compensation expense and standard annual merit increases. Non-personnel expenses increased $1.0 million or 4%. Data processing and communication expense increased $1.1 million related to growth in transaction activity. Other expense increased $1.2 million primarily due to merchant banking investment activity. These increases were partially offset by a $796 thousand decrease in net losses and operating expenses of repossessed assets and a $354 thousand decrease in professional fees and services expense. Corporate expense allocations decreased $484 thousand compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking grew by $1.7 billion over the second quarter of 2014 to $12.3 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $8.9 billion for the second quarter of 2015, largely unchanged compared to the second quarter of 2014. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

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

Consumer Banking contributed $7.5 million to consolidated net income for the second quarter of 2015, largely unchanged compared to the second quarter of 2014.

Growth in mortgage banking banking revenue was partially offset by decreased net interest revenue and lower deposit service charges and fees. Changes in the fair value of our mortgage servicing rights, net of economic hedge, resulted in a $687 thousand decrease in Consumer Banking net income in the second quarter of 2015 and a $940 thousand decrease in Consumer Banking net income in the second quarter of 2014.

Table 8 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,				June 30,
	2015	2014			2015	2014
Net interest revenue from external sources	$21,728	$20,947	$781		$42,453	$41,930	$523
Net interest revenue from internal sources	7,624	9,609	(1,985)		15,538	18,838	(3,300)
Total net interest revenue	29,352	30,556	(1,204)		57,991	60,768	(2,777)
Net loans charged off	1,674	1,576	98		1,674	1,576	98
Net interest revenue after net loans charged off	27,678	28,980	(1,302)		56,317	59,192	(2,875)

Fees and commissions revenue	57,616	52,243	5,373		116,643	96,510	20,133
Gain (loss) on financial instruments and other assets, net	(7,062)	7,574	(14,636)		(1,336)	13,182	(14,518)
Change in fair value of mortgage servicing rights	8,010	(6,444)	14,454		(512)	(10,905)	10,393
Other operating revenue	58,564	53,373	5,191		114,795	98,787	16,008

Personnel expense	26,391	23,871	2,520		52,837	47,875	4,962
Non-personnel expense	25,699	26,000	(301)		55,110	44,623	10,487
Total other operating expense	52,090	49,871	2,219		107,947	92,498	15,449

Net direct contribution	34,152	32,482	1,670		63,165	65,481	(2,316)
Corporate expense allocations	21,909	20,379	1,530		42,972	39,584	3,388
Income before taxes	12,243	12,103	140		20,193	25,897	(5,704)
Federal and state income tax	4,763	4,708	55		7,855	10,074	(2,219)
Net income	$7,480	$7,395	$85		$12,338	$15,823	$(3,485)

Average assets	$7,341,766	$7,090,195	$251,571		$7,317,460	$7,074,514	$242,946
Average loans	1,902,145	1,991,245	(89,100)		1,920,929	2,001,488	(80,559)
Average deposits	6,724,188	6,512,764	211,424		6,673,067	6,477,090	195,977
Average invested capital	269,388	276,294	(6,906)		270,738	279,897	(9,159)
Return on average assets	0.41%	0.42%	(1)	bp	0.34%	0.45%	(11)	bp
Return on invested capital	11.14%	10.74%	40	bp	9.19%	11.40%	(221)	bp
Efficiency ratio	57.18%	56.30%	88	bp	58.99%	54.99%	400	bp
Net charge-offs (annualized) to average loans	0.35%	0.32%	3	bp	0.18%	0.16%	2	bp

	June 30, 2015	June 30, 2014	Increase (Decrease)
Banking locations	154	188	(34)

Net interest revenue from Consumer Banking activities decreased $1.2 million or 4% compared to the second quarter of 2014, primarily due to a deposit advance product that was phased out during the second quarter of 2014. Average loan balances were $89 million or 4% lower than the prior year.

Fees and commissions revenue increased $5.4 million or 10% over the second quarter of 2014. Mortgage banking revenue grew by $7.5 million over the prior year. Deposit service charges and fees decreased $1.8 million.

Operating expenses increased $2.2 million or 4% over the second quarter of 2014. Personnel expenses were up $2.5 million or 11%, including a $1.3 million increase in regular compensation expense primarily due to the expansion of our Home Direct Mortgage origination channel and a $932 thousand increase in incentive compensation expense. Non-personnel expense was relatively unchanged compared to the prior year. Mortgage banking costs, net occupancy and equipment and deposit insurance expense decreased compared to the prior year, offset by an increase in data processing and communications, business promotion and other expense. Corporate expense allocations were up $1.5 million over the second quarter of 2014.

Average consumer deposits were up $211 million or 3% over the second quarter of 2014. Average demand deposit balances increased $210 million or 15%, average interest-bearing transaction accounts increased $154 million or 5% and average savings account balances increased $34 million or 10%. Average time deposit balances were down $186 million or 12% compared to the prior year.

Wealth Management

Wealth Management contributed $4.2 million to consolidated net income in the second quarter of 2015, compared to $4.9 million in the second quarter of 2014. Growth in fiduciary and asset management revenue was offset by decreased brokerage and trading revenue and increased operating expenses.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,				June 30,
	2015	2014			2015	2014
Net interest revenue from external sources	$6,226	$5,778	$448		$11,610	$11,617	$(7)
Net interest revenue from internal sources	4,897	4,719	178		10,551	9,403	1,148
Total net interest revenue	11,123	10,497	626		22,161	21,020	1,141
Net loans charged off (recovered)	1	492	(491)		(347)	447	(794)
Net interest revenue after net loans charged off (recovered)	11,122	10,005	1,117		22,508	20,573	1,935

Fees and commissions revenue	66,569	65,698	871		129,011	120,368	8,643
Loss on financial instruments and other assets, net	(694)	(170)	(524)		(789)	(580)	(209)
Other operating revenue	65,875	65,528	347		128,222	119,788	8,434

Personnel expense	46,769	43,871	2,898		90,167	83,459	6,708
Non-personnel expense	12,059	11,284	775		23,701	20,945	2,756
Other operating expense	58,828	55,155	3,673		113,868	104,404	9,464

Net direct contribution	18,169	20,378	(2,209)		36,862	35,957	905
Corporate expense allocations	11,312	12,388	(1,076)		22,257	23,810	(1,553)
Income before taxes	6,857	7,990	(1,133)		14,605	12,147	2,458
Federal and state income tax	2,667	3,108	(441)		5,681	4,725	956
Net income	$4,190	$4,882	$(692)		$8,924	$7,422	$1,502

Average assets	$4,634,589	$4,556,825	$77,764		$4,730,929	$4,589,141	$141,788
Average loans	1,065,877	975,982	89,895		1,050,671	956,431	94,240
Average deposits	4,522,257	4,427,350	94,907		4,611,484	4,463,109	148,375
Average invested capital	224,972	214,936	10,036		224,247	208,909	15,338
Return on average assets	0.41%	0.47%	(6)	bp	0.43%	0.36%	7	bp
Return on invested capital	8.46%	9.97%	(151)	bp	9.02%	7.98%	104	bp
Efficiency ratio	75.58%	72.28%	330	bp	75.16%	73.72%	144	bp
Net charge-offs (annualized) to average loans	—%	0.20%	(20)	bp	(0.07)%	0.09%	(16)	bp

	June 30,		Increase (Decrease)
	2015	2014
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$15,170,488	$14,124,496	$1,045,992
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	3,471,856	3,103,877	367,979
Non-managed trust assets in custody	20,129,674	15,488,275	4,641,399
Total fiduciary assets	38,772,018	32,716,648	6,055,370
Assets held in safekeeping	24,099,473	23,233,467	866,006
Brokerage accounts under BOKF administration	5,739,210	5,273,814	465,396
Assets under management or in custody	$68,610,701	$61,223,929	$7,386,772

Net interest revenue for the second quarter of 2015 increased $626 thousand or 6% over the second quarter of 2014. Average deposit balances were up $95 million or 2% over the second quarter of 2014. Time deposit balances increased $269 million and non-interest bearing demand deposits increased $52 million. Interest-bearing transaction account balances decreased $223 million. Average loan balances were up $90 million or 9% over the prior year. The benefit of this growth was partially offset by lower yields.

Fees and commissions revenue was up $871 thousand or 1% over the second quarter of 2014. Fiduciary and asset management revenue increased $3.2 million or 11% over the prior year. Brokerage and trading revenue decreased $2.8 million or 8%.

Other operating revenue includes fees earned from state and municipal bond and corporate debt underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the second quarter of 2015, the Wealth Management division participated in 148 state and municipal bond underwritings that totaled $3.0 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $844 million of these underwritings. The Wealth Management division also participated in five corporate debt underwritings that totaled $2.5 billion. Our interest in these underwritings was $43 million. In the second quarter of 2014, the Wealth Management division participated in 108 state and municipal bond underwritings that totaled approximately $1.9 billion. Our interest in these underwritings totaled approximately $604 million. The Wealth Management division also participated in 7 corporate debt underwritings that totaled $6.4 billion. Our interest in these underwritings was $205 million.

Operating expenses increased $3.7 million or 7% over the second quarter of 2014. Personnel expenses increased $2.9 million, including a $1.5 million increase in regular compensation, a $1.2 million increase in incentive compensation and a $258 thousand increase in employee benefits primarily related to investments in Wealth Management talent. Non-personnel expense increased $775 thousand primarily due to increased data processing and communications, net occupancy and equipment and other expense, partially offset by lower deposit insurance expense compared to the prior year. Corporate expense allocations decreased $1.1 million compared to the prior year.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of June 30, 2015, December 31, 2014 and June 30, 2014.

At June 30, 2015, the carrying value of investment (held-to-maturity) securities was $626 million and the fair value was $642 million. Investment securities consist primarily of long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $105 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $8.9 billion at June 30, 2015, a decrease of $95 million compared to March 31, 2015. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At June 30, 2015, residential mortgage-backed securities represented 72% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at June 30, 2015 is 3.2 years. Management estimates the duration extends to 3.6 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.9 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At June 30, 2015, approximately $6.3 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $6.3 billion at June 30, 2015.

We also hold amortized cost of $142 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $6.6 million from March 31, 2015. The decrease was due to cash payments received during the quarter. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $154 million at June 30, 2015.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $81 million of Jumbo-A residential mortgage loans and $61 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Approximately 91% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 30% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $26 million at June 30, 2015, compared to $14 million at March 31, 2015. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. During the second quarter of 2015, no other-than-temporary impairment charges were recognized in earnings.

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

BOK Financial is required to hold stock as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). These restricted equity securities are carried at cost as these securities do not have a readily determined fair value because the ownership of these shares are restricted and they lack a market. Federal Reserve Bank stock totaled $35 million and holdings of FHLB stock totaled $196 million at June 30, 2015. Holdings of FHLB stock increased $19 million over March 31, 2015. We are required to hold stock in the FHLB in proportion to our borrowings with the FHLB.
Bank-Owned Life Insurance

We have approximately $299 million of bank-owned life insurance at June 30, 2015. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $267 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At June 30, 2015, the fair value of investments held in separate accounts was approximately $280 million. As the underlying fair value of the investments held in a separate account at June 30, 2015 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $32 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $15.1 billion at June 30, 2015, an increase of $440 million over March 31, 2015. Outstanding commercial loans grew by $385 million over March 31, 2015, largely due to growth in healthcare, services and wholesale/retail sector loans. Commercial real estate loan balances were up $98 million primarily related to growth in loans secured by office buildings, retail facilities and other commercial real estate loans, partially offset by a decrease in multifamily residential properties. Residential mortgage loans decreased $42 million and consumer loans decreased $320 thousand compared to March 31, 2015.

Table 10 -- Loans
(In thousands)

	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Commercial:
Energy	$2,902,143	$2,902,994	$2,860,428	$2,551,699	$2,419,788
Services	2,837,553	2,728,354	2,518,229	2,487,817	2,377,065
Wholesale/retail	1,377,303	1,270,322	1,313,316	1,273,241	1,318,151
Manufacturing	579,549	560,925	532,594	479,543	452,866
Healthcare	1,646,025	1,511,177	1,454,969	1,382,399	1,394,156
Other commercial and industrial	433,148	417,391	416,134	397,339	405,635
Total commercial	9,775,721	9,391,163	9,095,670	8,572,038	8,367,661

Commercial real estate:
Residential construction and land development	148,574	139,152	143,591	175,228	184,779
Retail	688,447	658,860	666,889	611,265	642,110
Office	563,085	513,862	415,544	438,909	394,217
Multifamily	711,333	749,986	704,298	739,757	677,403
Industrial	488,054	478,584	428,817	371,426	342,080
Other commercial real estate	434,004	395,020	369,011	387,614	414,389
Total commercial real estate	3,033,497	2,935,464	2,728,150	2,724,199	2,654,978

Residential mortgage:
Permanent mortgage	946,324	964,264	969,951	991,107	1,020,928
Permanent mortgages guaranteed by U.S. government agencies	190,839	200,179	205,950	198,488	188,087
Home equity	747,565	762,556	773,611	790,068	799,200
Total residential mortgage	1,884,728	1,926,999	1,949,512	1,979,663	2,008,215

Consumer	430,190	430,510	434,705	407,839	396,004

Total	$15,124,136	$14,684,136	$14,208,037	$13,683,739	$13,426,858
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

Commercial loans totaled $9.8 billion or 65% of the loan portfolio at June 30, 2015, an increase of $385 million over March 31, 2015. Healthcare sector loans grew by $135 million. Service sector loans grew by $109 million over the prior quarter. Wholesale/retail sector loans increased $107 million. Energy loan balances were largely unchanged compared to March 31, 2015.

Table 11 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location. The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 36% concentrated in the Texas market and 22% concentrated in the Oklahoma market. The Other category is primarily composed of two states, Louisiana and California, which represent $302 million or 3% of the commercial loan portfolio and $210 million or 2% of the commercial loan portfolio, respectively, at June 30, 2015. All other states individually represent one percent or less of total commercial loans.

Table 11 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$631,258	$1,374,520	$58,370	$6,722	$369,462	$12,251	$72,328	$377,232	$2,902,143
Services	588,015	997,451	203,634	9,249	259,723	182,505	148,225	448,751	2,837,553
Wholesale/retail	401,268	514,814	38,896	56,444	60,380	40,448	54,668	210,385	1,377,303
Manufacturing	169,585	195,759	6,413	15,673	35,641	32,843	63,567	60,068	579,549
Healthcare	268,630	320,245	114,988	75,878	115,350	94,175	204,393	452,366	1,646,025
Other commercial and industrial	77,111	87,769	10,302	39,524	25,149	16,894	74,611	101,788	433,148
Total commercial loans	$2,135,867	$3,490,558	$432,603	$203,490	$865,705	$379,116	$617,792	$1,650,590	$9,775,721

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

Outstanding energy loans totaled $2.9 billion or 19% of total loans at June 30, 2015. Unfunded energy loan commitments decreased by $177 million to $2.6 billion at June 30, 2015. Approximately $2.5 billion of energy loans were to oil and gas producers, down $19 million compared to March 31, 2015. Approximately 61% of the committed production loans are secured by properties primarily producing oil and 39% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers that provide services to the energy industry increased $17.3 million to $244 million at June 30, 2015. Loans to midstream oil and gas companies totaled $106 million at June 30, 2015, a decrease of $308 thousand from March 31, 2015. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $85 million, a $774 thousand increase over the prior quarter.

The services sector of the loan portfolio totaled $2.8 billion or 19% of total loans and consists of a large number of loans to a variety of businesses, including governmental, finance and insurance, consumer services, educational services and loans to entities providing services for real estate and construction. Service sector loans grew by $109 million over March 31, 2015. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At June 30, 2015, the outstanding principal balance of these loans totaled $3.4 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 17% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 33% and 14% of the total commercial real estate portfolio at June 30, 2015, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $3.0 billion or 20% of the loan portfolio at June 30, 2015. The outstanding balance of commercial real estate loans increased $98 million during the second quarter of 2015. Loans secured by office buildings increased $49 million. Other commercial real estate loan balances increased $39 million. Retail sector loans increased $30 million. These increases were partially offset by a $39 million decrease in loans secured by multifamily residential properties. Industrial and residential construction and land development loan balances also grew over March 31, 2015. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 21% over the past five years. The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 12.

Table 12 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential construction and land development	$31,847	$32,545	$17,635	$12,970	$44,256	$1,194	$6,811	$1,316	$148,574
Retail	80,759	254,851	81,704	4,146	67,563	43,768	11,335	144,321	688,447
Office	79,985	246,330	33,211	823	24,646	37,809	15,059	125,222	563,085
Multifamily	105,102	228,664	25,929	22,964	65,113	80,668	55,732	127,161	711,333
Industrial	45,319	165,737	35,307	417	6,574	18,408	43,638	172,654	488,054
Other real estate	70,058	86,537	43,830	13,478	23,205	48,782	19,075	129,039	434,004
Total commercial real estate loans	$413,070	$1,014,664	$237,616	$54,798	$231,357	$230,629	$151,650	$699,713	$3,033,497
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

Residential mortgage loans totaled $1.9 billion, a $42 million decrease compared to March 31, 2015. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 98% of our residential mortgage loan portfolio is located within our geographical footprint.

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

At June 30, 2015, $191 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies decreased $9.3 million compared to March 31, 2015.

Home equity loans totaled $748 million at June 30, 2015, a decrease of $15 million compared to March 31, 2015. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at June 30, 2015 by lien position and amortizing status follows in Table 13.

Table 13 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$36,156	$481,017	$517,173
Junior lien	71,291	159,101	230,392
Total home equity	$107,447	$640,118	$747,565

The distribution of residential mortgage and consumer loans at June 30, 2015 is as follows in Table 14. Residential mortgage loans are distributed by collateral location. Consumer loans are generally distributed by borrower location.

Table 14 -- Residential Mortgage and Consumer Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$200,941	$383,618	$37,045	$15,877	$142,664	$87,909	$51,646	$26,624	$946,324
Permanent mortgages guaranteed by U.S. government agencies	61,673	21,391	67,113	6,162	7,695	2,479	12,941	11,385	190,839
Home equity	443,723	131,409	119,112	4,570	31,027	9,643	7,503	578	747,565
Total residential mortgage	$706,337	$536,418	$223,270	$26,609	$181,386	$100,031	$72,090	$38,587	$1,884,728

Consumer	$193,158	$157,213	$12,008	$921	$30,258	$12,375	$22,579	$1,678	$430,190

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 15 -- Loans Managed by Primary Geographical Market
(In thousands)

	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Bank of Oklahoma:
Commercial	$3,529,406	$3,276,553	$3,142,689	$3,106,264	$3,101,513
Commercial real estate	614,995	612,639	603,610	592,865	598,790
Residential mortgage	1,413,690	1,442,340	1,467,096	1,481,264	1,490,171
Consumer	190,909	205,496	206,115	193,207	187,914
Total Bank of Oklahoma	5,749,000	5,537,028	5,419,510	5,373,600	5,378,388

Bank of Texas:
Commercial	3,738,742	3,709,467	3,549,128	3,169,458	3,107,808
Commercial real estate	1,158,056	1,130,973	1,027,817	1,046,322	995,182
Residential mortgage	228,683	237,985	235,948	247,117	251,290
Consumer	156,260	149,827	154,363	148,965	147,322
Total Bank of Texas	5,281,741	5,228,252	4,967,256	4,611,862	4,501,602

Bank of Albuquerque:
Commercial	392,362	388,005	383,439	378,663	381,843
Commercial real estate	291,953	296,696	296,358	313,905	309,421
Residential mortgage	123,376	127,326	127,999	130,045	137,110
Consumer	11,939	12,095	10,899	11,714	12,346
Total Bank of Albuquerque	819,630	824,122	818,695	834,327	840,720

Bank of Arkansas:
Commercial	99,086	91,485	95,510	74,866	71,859
Commercial real estate	85,997	87,034	88,301	96,874	85,633
Residential mortgage	6,999	6,807	7,261	7,492	8,334
Consumer	5,189	5,114	5,169	5,508	6,323
Total Bank of Arkansas	197,271	190,440	196,241	184,740	172,149

Colorado State Bank & Trust:
Commercial	1,019,454	1,008,316	977,961	957,917	856,323
Commercial real estate	229,721	209,272	194,553	190,812	200,995
Residential mortgage	54,135	55,925	57,119	56,705	60,360
Consumer	30,373	27,792	27,918	24,812	23,330
Total Colorado State Bank & Trust	1,333,683	1,301,305	1,257,551	1,230,246	1,141,008

Bank of Arizona:
Commercial	572,477	519,767	547,524	500,208	446,814
Commercial real estate	472,061	432,269	355,140	316,698	292,799
Residential mortgage	37,493	36,161	35,872	39,256	41,059
Consumer	12,875	12,394	12,883	11,201	7,821
Total Bank of Arizona	1,094,906	1,000,591	951,419	867,363	788,493

Bank of Kansas City:
Commercial	424,194	397,570	399,419	384,662	401,501
Commercial real estate	180,714	166,581	162,371	166,723	172,158
Residential mortgage	20,352	20,455	18,217	17,784	19,891
Consumer	22,645	17,792	17,358	12,432	10,948
Total Bank of Kansas City	647,905	602,398	597,365	581,601	604,498

Total BOK Financial loans	$15,124,136	$14,684,136	$14,208,037	$13,683,739	$13,426,858

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $8.1 billion and standby letters of credit which totaled $445 million at June 30, 2015. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $111 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at June 30, 2015.

Table 16 – Off-Balance Sheet Credit Commitments
(In thousands)

	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Loan commitments	$8,064,841	$8,116,482	$8,328,416	$7,715,279	$7,535,313
Standby letters of credit	444,947	394,282	447,599	450,828	468,995
Mortgage loans sold with recourse	168,581	174,386	179,822	174,526	180,682

As more fully described in Note 6 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. Substantially all of these loans are to borrowers in our primary markets including $111 million to borrowers in Oklahoma, $18 million to borrowers in Arkansas and $13 million to borrowers in New Mexico.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 6 to the Consolidated Financial Statements. For the period from 2010 through the second quarter of 2015 combined, approximately 21% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $2.8 million at June 30, 2015 and $3.0 million at March 31, 2015.
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

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This occurs if the credit standing of the customer or counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the customer or the counterparty’s ability to provide margin collateral was impaired. Credit losses on customer derivatives reduce brokerage and trading revenue in the Consolidated Statement of Earnings.

Derivative contracts are carried at fair value. At June 30, 2015, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $652 million compared to $524 million at March 31, 2015. At June 30, 2015, the fair value of our derivative contracts included $74 million related to to-be-announced residential mortgage-backed securities, $33 million for interest rate swaps, $41 million for energy contracts and $496 million for foreign exchange contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $643 million at June 30, 2015 and $517 million at March 31, 2015.

At June 30, 2015, total derivative assets were reduced by $21 million of cash collateral received from counterparties and total derivative liabilities were reduced by $23 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2015 follows in Table 17.

Table 17 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$316,759
Banks and other financial institutions	239,792
Exchanges and clearing organizations	73,884
Fair value of customer risk management program asset derivative contracts, net	$630,435

At June 30, 2015, our largest derivative exposure was to an exchange for to-be-announced residential mortgage backed security contracts considered to be interest rate derivative contracts which totaled $67 million. At June 30, 2015, our aggregate gross exposure to internationally active domestic financial institutions was approximately $192 million comprised of $175 million of cash and securities positions and $18 million of gross derivative positions. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $32 million at June 30, 2015.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $31.40 per barrel of oil would increase the fair value of derivative assets by $2.2 million. An increase in prices equivalent to $87.55 per barrel of oil would increase the fair value of derivative assets by $97 million as current prices move towards the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $21 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2015, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and off-balance sheet credit losses totaled $202 million or 1.34% of outstanding loans and 222% of nonaccruing loans at June 30, 2015. The allowance for loan losses was $201 million and the accrual for off-balance sheet credit losses was $882 thousand. At March 31, 2015, the combined allowance for credit losses was $199 million or 1.35% of outstanding loans and 246% of nonaccruing loans. The allowance for loan losses was $198 million and the accrual for off-balance sheet credit losses was $954 thousand.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, the Company determined that a $4.0 million provision for credit losses was necessary during the second quarter of 2015, primarily due to growth in the loan portfolio. No provision for credit losses was necessary for the first quarter of 2015 or the second quarter of 2014.

Table 18 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Allowance for loan losses:
Beginning balance	$197,686	$189,056	$191,244	$190,690	$188,318
Loans charged off:
Commercial	(881)	(174)	(3,279)	(117)	(29)
Commercial real estate	(16)	(28)	(1,682)	(145)	—
Residential mortgage	(714)	(624)	(837)	(773)	(1,842)
Consumer	(1,266)	(1,343)	(1,426)	(1,603)	(1,651)
Total	(2,877)	(2,169)	(7,224)	(2,638)	(3,522)
Recoveries of loans previously charged off:
Commercial	685	357	2,262	260	1,196
Commercial real estate	275	8,819	1,145	1,410	2,621
Residential mortgage	481	437	774	150	722
Consumer	765	910	855	1,294	985
Total	2,206	10,523	5,036	3,114	5,524
Net loans recovered (charged off)	(671)	8,354	(2,188)	476	2,002
Provision for loan losses	4,072	276	—	78	370
Ending balance	$201,087	$197,686	$189,056	$191,244	$190,690
Accrual for off-balance sheet credit losses:
Beginning balance	$954	$1,230	$1,230	$1,308	$1,678
Provision for off-balance sheet credit losses	(72)	(276)	—	(78)	(370)
Ending balance	$882	$954	$1,230	$1,230	$1,308
Total combined provision for credit losses	$4,000	$—	$—	$—	$—
Allowance for loan losses to loans outstanding at period-end	1.33%	1.35%	1.33%	1.40%	1.42%
Net charge-offs (annualized) to average loans	0.02%	(0.23)%	0.06%	(0.01)%	(0.06)%
Total provision for credit losses (annualized) to average loans	0.11%	—%	—%	—%	—%
Recoveries to gross charge-offs	76.68%	485.15%	69.71%	118.04%	156.84%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.01%	0.01%	0.01%	0.02%	0.02%
Combined allowance for credit losses to loans outstanding at period-end	1.34%	1.35%	1.34%	1.41%	1.43%

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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. At June 30, 2015, impaired loans totaled $278 million, including $1.7 million with specific allowances of $465 thousand and $276 million with no specific allowances because the loan balances represent the amounts we expect to recover. At March 31, 2015, impaired loans totaled $278 million, including $1.3 million of impaired loans with specific allowances of $317 thousand and $276 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $172 million at June 30, 2015, a $2.4 million increase over March 31, 2015. This increase was primarily due to an increase in potential problem loans and overall growth in the commercial loan portfolio.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $29 million at June 30, 2015, up from $28 million at March 31, 2015. The nonspecific allowance includes consideration of the indirect impact of falling energy prices on the broader economies within our geographical footprint that are highly dependent on the energy industry. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. As demonstrated by continued domestic and European accommodative monetary policies, these factors remain a continued significant risk, although they have remained stable compared to the previous quarter.

An allocation of the allowance for loan losses by portfolio segment is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. The potential problem loans totaled $181 million at June 30, 2015, primarily composed of $124 million of energy loans, $24 million of wholesale/retail sector loans and $11 million of manufacturing sector loans. Potential problem loans totaled $118 million at March 31, 2015. Our single-largest potential problem energy loan with $34 million outstanding was paid in full after June 30.

We continue to believe that the credit quality of our energy loan portfolio is sound as supported by an update of our stress test at quarter end. We modified our assumptions slightly with oil prices starting at $40 per barrel for year one and escalating gradually to $60 per barrel in year five. Our natural gas stress test started at $2.50 in year one and gradually escalates to $3.50 in year five. The results of the updated stress test did not alter the general view that the loan portfolio is currently well positioned.
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

BOK Financial had net loans charged off of $671 thousand in the second quarter of 2015, compared to net recoveries of $8.4 million in the first quarter of 2015 and net recoveries of $2.0 million in the second quarter of 2014. The ratio of net loans charged off (recovered) to average loans on an annualized basis was 0.02% for the second quarter of 2015, compared with (0.23)% for the first quarter of 2015 and (0.06)% for the second quarter of 2014.

Net commercial loans charged off totaled $196 thousand in the second quarter of 2015 compared to net recoveries of $183 thousand in the first quarter of 2015. Net commercial real estate loan recoveries were $259 thousand in the second quarter, compared to net recoveries of $8.8 million in the first quarter. Residential mortgage net charge-offs were $233 thousand and consumer net charge-offs were $501 thousand for the second quarter. Consumer loan net charge-offs include deposit account overdraft losses.

Nonperforming Assets

Table 19 -- Nonperforming Assets
(In thousands)

	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Nonaccruing loans:
Commercial	$24,233	$13,880	$13,527	$16,404	$17,103
Commercial real estate	20,139	19,902	18,557	30,660	34,472
Residential mortgage	45,969	46,487	48,121	48,907	44,340
Consumer	550	464	566	580	765
Total nonaccruing loans	90,891	80,733	80,771	96,551	96,680
Accruing renegotiated loans guaranteed by U.S. government agencies	82,368	80,287	73,985	70,459	57,818
Total nonperforming loans	173,259	161,020	154,756	167,010	154,498
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies[1]	—	—	49,898	46,809	49,720
Other	35,499	45,551	51,963	51,062	50,391
Real estate and other repossessed assets	35,499	45,551	101,861	97,871	100,111
Total nonperforming assets	$208,758	$206,571	$256,617	$264,881	$254,609
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$122,673	$123,028	$129,022	$143,778	$145,124

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$6,841	$1,875	$1,416	$1,508	$1,619
Services	10,944	4,744	5,201	3,584	3,669
Wholesale / retail	4,166	4,401	4,149	5,502	5,885
Manufacturing	379	417	450	3,482	3,507
Healthcare	1,278	1,558	1,380	1,417	1,422
Other commercial and industrial	625	885	931	911	1,001
Total commercial	24,233	13,880	13,527	16,404	17,103

Commercial real estate:
Residential construction and land development	9,367	9,598	5,299	14,634	15,146
Retail	3,826	3,857	3,926	4,009	4,199
Office	2,360	2,410	3,420	3,499	3,591
Multifamily	195	—	—	—	—
Industrial	76	76	—	—	631
Other commercial real estate	4,315	3,961	5,912	8,518	10,905
Total commercial real estate	20,139	19,902	18,557	30,660	34,472

Residential mortgage:
Permanent mortgage	32,187	33,365	34,845	35,137	32,952
Permanent mortgage guaranteed by U.S. government agencies	3,717	3,256	3,712	3,835	1,947
Home equity	10,065	9,866	9,564	9,935	9,441
Total residential mortgage	45,969	46,487	48,121	48,907	44,340
Consumer	550	464	566	580	765
Total nonaccruing loans	$90,891	$80,733	$80,771	$96,551	$96,680

	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Nonaccruing loans as % of outstanding balance for class:
Commercial:
Energy	0.24%	0.06%	0.05%	0.06%	0.07%
Services	0.39%	0.17%	0.21%	0.14%	0.15%
Wholesale / retail	0.30%	0.35%	0.32%	0.43%	0.45%
Manufacturing	0.07%	0.07%	0.08%	0.73%	0.77%
Healthcare	0.08%	0.10%	0.09%	0.10%	0.10%
Other commercial and industrial	0.14%	0.21%	0.22%	0.23%	0.25%
Total commercial	0.25%	0.15%	0.15%	0.19%	0.20%

Commercial real estate:
Residential construction and land development	6.30%	6.90%	3.69%	8.35%	8.20%
Retail	0.56%	0.59%	0.59%	0.66%	0.65%
Office	0.42%	0.47%	0.82%	0.80%	0.91%
Multifamily	0.03%	—%	—%	—%	—%
Industrial	0.02%	0.02%	—%	—%	0.18%
Other commercial real estate	0.99%	1.00%	1.60%	2.20%	2.63%
Total commercial real estate	0.66%	0.68%	0.68%	1.13%	1.30%

Residential mortgage:
Permanent mortgage	3.40%	3.46%	3.59%	3.55%	3.23%
Permanent mortgage guaranteed by U.S. government agencies	1.95%	1.63%	1.80%	1.93%	1.04%
Home equity	1.35%	1.29%	1.24%	1.26%	1.18%
Total residential mortgage	2.44%	2.41%	2.47%	2.47%	2.21%
Consumer	0.13%	0.11%	0.13%	0.14%	0.19%
Total nonaccruing loans	0.60%	0.55%	0.57%	0.71%	0.72%

Ratios:
Allowance for loan losses to nonaccruing loans	221.24%	244.86%	234.06%	198.08%	197.24%
Accruing loans 90 days or more past due[2]	$99	$523	$125	$25	$67

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

Nonperforming assets totaled $209 million or 1.38% of outstanding loans and repossessed assets at June 30, 2015. Nonaccruing loans totaled $91 million, accruing renegotiated residential mortgage loans totaled $82 million and real estate and other repossessed assets totaled $35 million. All accruing renegotiated residential mortgage loans and $3.7 million of nonaccruing loans are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $355 thousand during the second quarter. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

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

At June 30, 2015, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. Generally, no unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the three and six months ended June 30, 2015 follows in Table 20.

Table 20 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2015
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Mar. 31, 2015	$80,733	$80,287	$45,551	$206,571
Additions	20,079	16,492	—	36,571
Transfers from premises and equipment	—	—	79	79
Payments	(4,994)	(1,279)	—	(6,273)
Charge-offs	(2,877)	—	—	(2,877)
Net gains and write-downs	—	—	453	453
Foreclosure of nonperforming loans	(1,415)	—	1,415	—
Foreclosure of loans guaranteed by U.S. government agencies[1]	(1,338)	(1,242)	—	(2,580)
Proceeds from sales	—	(11,045)	(11,827)	(22,872)
Transfer of foreclosed loans guaranteed by U.S. government agencies to Receivables[1]	—	—	—	—
Net transfers to nonaccruing loans	912	(912)	—	—
Return to accrual status	(209)	—	—	(209)
Other, net	—	67	(172)	(105)
Balance, June 30, 2015	$90,891	$82,368	$35,499	$208,758

	Six Months Ended
	June 30, 2015
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2014	$80,771	$73,985	$101,861	$256,617
Additions	34,271	37,133	—	71,404
Transfers from premises and equipment	—	—	79	79
Payments	(12,808)	(1,745)	—	(14,553)
Charge-offs	(5,046)	—	—	(5,046)
Net gains and write-downs	—	—	1,185	1,185
Foreclosure of nonperforming loans	(4,183)	—	4,183	—
Foreclosure of loans guaranteed by U.S. government agencies[1]	(3,139)	(3,378)	—	(6,517)
Proceeds from sales	—	(22,655)	(21,715)	(44,370)
Transfer of foreclosed loans guaranteed by U.S. government agencies to Receivables[1]	—	—	(49,898)	(49,898)
Net transfers to nonaccruing loans	1,312	(1,312)	—	—
Return to accrual status	(287)	—	—	(287)
Other, net	—	340	(196)	144
Balance, June 30, 2015	$90,891	$82,368	$35,499	$208,758

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

Nonaccruing loans totaled $91 million or 0.60% of outstanding loans at June 30, 2015, compared to $81 million or 0.55% of outstanding loans at March 31, 2015. Newly identified nonaccruing loans totaled $20 million for the second quarter of 2015. These loans were offset by $5.0 million of payments, $2.9 million of charge-offs and $2.8 million of foreclosures.
Commercial

Nonaccruing commercial loans totaled $24 million or 0.25% of total commercial loans at June 30, 2015, compared to $14 million or 0.15% of commercial loans at March 31, 2015. There were $14 million in newly identified nonaccruing commercial loans during the quarter, offset by $2.4 million in payments and $881 thousand of charge-offs. There were no nonaccruing commercial loan foreclosures during the second quarter.

Nonaccruing commercial loans at June 30, 2015 were primarily composed of $10.9 million or 0.39% of total services sector loans, $6.8 million or 0.24% of total energy loans and $4.2 million or 0.30% of total wholesale/retail sector loans. Over half of the balance of nonaccruing wholesale/retail sector loans was comprised of a single customer in the New Mexico market.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $20 million or 0.66% of outstanding commercial real estate loans at June 30, 2015, compared to $20 million or 0.68% of outstanding commercial real estate loans at March 31, 2015. Newly identified nonaccruing commercial real estate loans of $1.6 million were offset by $1.3 million of cash payments received and $16 thousand of charge-offs. There were no foreclosures of commercial real estate loans in the second quarter.

Nonaccruing commercial real estate loans were primarily composed of $9.4 million or 6.30% of residential construction and land development loans, $4.3 million or 0.99% of other commercial real estate loans and $3.8 million or 0.56% of loans secured by retail facilities.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $46 million or 2.44% of outstanding residential mortgage loans at June 30, 2015, compared to $46 million or 2.41% of outstanding residential mortgage loans at March 31, 2015. Newly identified nonaccruing residential mortgage loans totaled $3.3 million, offset by $2.6 million of foreclosures, $1.2 million of payments and $714 thousand of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $32 million or 3.40% of outstanding non-guaranteed permanent residential mortgage loans at June 30, 2015. Nonaccruing home equity loans totaled $10 million or 1.35% of total home equity loans.

Payments of accruing residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage loans and consumer loans past due but still accruing is included in the following Table 21. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due increased $1.7 million in the second quarter to $8.8 million at June 30, 2015. Consumer loans past due 30 to 89 days were largely unchanged compared to March 31, 2015.

Table 21 -- Residential Mortgage and Consumer Loans Past Due
(In thousands)

	June 30, 2015		March 31, 2015
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$6,277	$—	$4,051
Home equity	99	2,564	—	3,072
Total residential mortgage	$99	$8,841	—	$7,123

Consumer	$—	$426	$—	$428

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $35 million at June 30, 2015, a decrease of $10 million compared to March 31, 2015. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 22 following.

Table 22 -- Real Estate and Other Repossessed Assets by Collateral Location
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties	$5,277	$2,413	$—	$1,121	$2,888	$3,745	$831	$103	$16,378
Developed commercial real estate properties	1,336	988	3,420	796	450	881	—	1,950	9,821
Undeveloped land	328	1,609	2,021	—	—	963	1,211	—	6,132
Residential land development properties	267	—	835	—	—	1,736	3	—	2,841
Other	—	3	—	—	—	324	—	—	327
Total real estate and other repossessed assets	$7,208	$5,013	$6,276	$1,917	$3,338	$7,649	$2,045	$2,053	$35,499

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the second quarter of 2015, approximately 69% of our funding was provided by deposit accounts, 16% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Table 23 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Commercial Banking	$8,930,168	$8,996,972	$8,882,937	$8,924,040	$8,998,408
Consumer Banking	6,724,188	6,621,377	6,584,240	6,543,492	6,512,764
Wealth Management	4,522,257	4,701,703	4,434,637	4,207,216	4,427,350
Subtotal	20,176,613	20,320,052	19,901,814	19,674,748	19,938,522
Funds Management and other	917,346	928,987	796,194	552,226	558,597
Total	$21,093,959	$21,249,039	$20,698,008	$20,226,974	$20,497,119

Average deposits for the second quarter of 2015 totaled $21.1 billion and represented approximately 69% of total liabilities and capital, compared with $21.2 billion and 71% of total liabilities and capital for the first quarter of 2015. Average deposits decreased $155 million from the first quarter of 2015. Average interest-bearing transaction deposit accounts decreased $275 million and and average time deposits decreased $7.5 million. Average demand deposit balances increased $111 million over the first quarter.

Average Commercial Banking deposit balances were largely unchanged compared to the first quarter of 2015. Treasury services customer balances decreased $172 million and commercial real estate balances decreased $27 million. Balances related to commercial & industrial customers increased $109 million and balance related to energy customers increased $23 million. Commercial customers continue to retain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. If economic activity were to improve significantly or if short-term interest rates were to increase, deposits may decline as customers deploy funds into projects or shift demand deposits into money market instruments.

Average Consumer Banking deposit balances increased $103 million. Demand deposit balances increased $97 million, interest-bearing transaction deposits grew by $28 million and savings account balances increased by $15 million. This growth was partially offset by a $37 million decrease in time deposits. Average Wealth Management deposits decreased $179 million compared to the first quarter of 2015 primarily due to a $292 million decrease in interest-bearing transaction deposit account balances, partially offset by a $59 million increase in time deposit balances and a $53 million increase in demand deposits.

Brokered deposits included in time deposits averaged $449 million for the second quarter of 2015, an increase of $37 million over the first quarter of 2015. Average interest-bearing transaction accounts for the second quarter included $581 million of brokered deposits, an increase of $10 million over the first quarter of 2015. Changes in average brokered deposits largely affect Funds Management and Other.

The distribution of our period end deposit account balances among principal markets follows in Table 24.

Table 24 -- Period End Deposits by Principal Market Area
(In thousands)

	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Bank of Oklahoma:
Demand	$4,068,088	$3,982,534	$3,828,819	$3,915,560	$3,785,922
Interest-bearing:
Transaction	6,018,381	6,199,468	6,117,886	5,450,692	5,997,474
Savings	225,694	227,855	206,357	201,690	210,330
Time	1,380,566	1,372,250	1,301,194	1,292,738	1,195,586
Total interest-bearing	7,624,641	7,799,573	7,625,437	6,945,120	7,403,390
Total Bank of Oklahoma	11,692,729	11,782,107	11,454,256	10,860,680	11,189,312

Bank of Texas:
Demand	2,565,234	2,511,032	2,639,732	2,636,713	2,617,194
Interest-bearing:
Transaction	2,020,817	2,062,063	2,065,723	2,020,737	1,957,236
Savings	74,373	76,128	72,037	66,798	67,012
Time	536,844	547,371	547,316	569,929	606,248
Total interest-bearing	2,632,034	2,685,562	2,685,076	2,657,464	2,630,496
Total Bank of Texas	5,197,268	5,196,594	5,324,808	5,294,177	5,247,690

Bank of Albuquerque:
Demand	508,224	537,466	487,819	480,023	515,554
Interest-bearing:
Transaction	537,156	535,791	519,544	502,787	489,378
Savings	41,802	42,088	37,471	36,127	36,442
Time	285,890	290,706	295,798	303,074	309,540
Total interest-bearing	864,848	868,585	852,813	841,988	835,360
Total Bank of Albuquerque	1,373,072	1,406,051	1,340,632	1,322,011	1,350,914

Bank of Arkansas:
Demand	19,731	31,002	35,996	35,075	44,471
Interest-bearing:
Transaction	284,349	253,691	158,115	234,063	205,216
Savings	1,712	1,677	1,936	2,222	2,287
Time	28,220	28,277	28,520	38,811	41,155
Total interest-bearing	314,281	283,645	188,571	275,096	248,658
Total Bank of Arkansas	334,012	314,647	224,567	310,171	293,129

Colorado State Bank & Trust:
Demand	403,491	412,532	445,755	422,044	396,185
Interest-bearing:
Transaction	601,741	604,665	631,874	571,807	566,320
Savings	31,285	31,524	29,811	29,768	29,234
Time	322,432	340,006	353,998	372,401	385,252
Total interest-bearing	955,458	976,195	1,015,683	973,976	980,806
Total Colorado State Bank & Trust	1,358,949	1,388,727	1,461,438	1,396,020	1,376,991

	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Bank of Arizona:
Demand	352,024	271,091	369,115	279,811	293,836
Interest-bearing:
Transaction	298,073	295,480	347,214	336,584	379,170
Savings	2,726	2,900	2,545	3,718	2,813
Time	28,165	28,086	36,680	38,842	37,666
Total interest-bearing	328,964	326,466	386,439	379,144	419,649
Total Bank of Arizona	680,988	597,557	755,554	658,955	713,485

Bank of Kansas City:
Demand	239,609	263,920	259,121	268,903	254,843
Interest-bearing:
Transaction	139,260	157,044	273,999	128,039	103,610
Savings	1,580	1,618	1,274	1,315	1,511
Time	42,262	45,082	45,210	48,785	40,379
Total interest-bearing	183,102	203,744	320,483	178,139	145,500
Total Bank of Kansas City	422,711	467,664	579,604	447,042	400,343
Total BOK Financial deposits	$21,059,729	$21,153,347	$21,140,859	$20,289,056	$20,571,864

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. There were no wholesale federal funds purchased outstanding at June 30, 2015. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $4.0 billion during the quarter, compared to $3.1 billion in the first quarter of 2015.

At June 30, 2015, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $5.6 billion.

A summary of other borrowings by the subsidiary bank follows in Table 25.

Table 25 -- Borrowed Funds
(In thousands)

		Three Months Ended June 30, 2015				Three Months Ended March 31, 2015
	June 30, 2015	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	March 31, 2015	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter
Funds purchased	$64,677	$63,312	0.08%	$65,029	$66,320	$69,730	0.09%	$72,389
Repurchase agreements	712,033	773,977	0.03%	780,405	897,663	1,000,839	0.04%	1,008,144
Other borrowings:
Federal Home Loan Bank advances	4,300,000	3,972,528	0.26%	4,300,000	3,700,000	3,052,434	0.26%	3,700,000
GNMA repurchase liability	13,411	11,242	5.06%	13,411	11,011	15,674	5.07%	16,561
Other	18,751	17,709	5.58%	18,751	16,039	16,106	2.41%	16,140
Total other borrowings	4,332,162	4,001,479	0.31%		3,727,050	3,084,214	0.32%
Subordinated debentures	226,278	307,903	2.21%	348,076	348,030	348,007	2.52%	348,030
Total Borrowed Funds	$5,335,150	$5,146,671	0.38%		$5,039,063	$4,502,790	0.43%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At June 30, 2015, $227 million of this subordinated debt remains outstanding.
In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. The remaining outstanding balance of $122 million matured on June 1, 2015.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

At June 30, 2015, cash and interest-bearing cash and cash equivalents held by the Parent Company totaled $393 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2015, based upon the most restrictive limitations as well as management's internal capital policy, the subsidiary bank could declare up to $220 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company had a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”) which matured on June 5, 2015 and was not renewed by us.

Our equity capital at June 30, 2015 was $3.4 billion, an increase of $23 million over March 31, 2015. Net income less cash dividends paid increased equity $50 million during the second quarter of 2015. Accumulated other comprehensive income decreased $39 million primarily related to the change in unrealized gains on available for sale securities due to changes in interest rates. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of June 30, 2015, the Company has repurchased 741,652 shares for $42 million under this program. No shares were repurchased during the second quarter of 2015.

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

The capital ratios for BOK Financial on a consolidated basis are presented in Table 26.

Table 26 -- Capital Ratios

	Minimum Capital Requirement[1]	Capital Conservation Buffer[2]	Minimum Capital Requirement Including Capital Conservation Buffer	June 30, 2015	Mar. 31, 2015
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	13.01%	13.07%
Tier 1 capital	6.00%	2.50%	8.50%	13.01%	13.07%
Total capital	8.00%	2.50%	10.50%	14.11%	14.39%
Tier 1 Leverage	4.00%	N/A	4.00%	9.75%	9.74%

Average total equity to average assets				11.10%	11.18%
Tangible common equity ratio				9.72%	9.86%

[1]	Effective January 1, 2015

[2]	Effective January 1, 2016

	Calculated Under Then Current Capital Rules
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Risk-based capital:
Tier 1 capital	13.33%	13.72%	13.63%
Total capital	14.66%	15.11%	15.38%
Tier 1 Leverage	9.96%	10.22%	10.26%

Average total equity to average assets	11.36%	11.55%	11.56%
Tangible common equity ratio	10.08%	9.86%	10.20%

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

On June 17, 2015, BOK Financial published the results of its annual capital stress test. In accordance with the Dodd-Frank Act, the Federal Reserve must publish regulations that require bank holding companies with $10 billion to $50 billion in assets to perform annual capital stress tests. The requirements for annual capital stress tests became effective for the Company in the fourth quarter of 2013. The Dodd-Frank Act Stress Test ("DFAST") is a forward-looking exercise under which the Company and its banking subsidiary estimate the impact of a hypothetical severely adverse macroeconomic scenario provided by the Federal Reserve and Office of the Comptroller of the Currency on its financial condition and regulatory capital ratios over a nine-quarter time horizon. Under the scenario provided by the regulatory agencies, all capital ratio measures remain comfortably above minimum regulatory thresholds. Additional information concerning the annual stress test may be found on the Company's Investor Relations page at www.bokf.com under the "Presentations" tab. The results of future capital stress tests may place constraints on capital distributions or increases in required regulatory capital under certain circumstances.

Table 27 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 27 -- Non-GAAP Measure
(Dollars in thousands)

	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Tangible common equity ratio:
Total shareholders' equity	$3,375,632	$3,357,161	$3,302,179	$3,243,093	$3,212,517
Less: Goodwill and intangible assets, net	431,515	411,066	412,156	413,256	414,356
Tangible common equity	2,944,117	2,946,095	2,890,023	2,829,837	2,798,161
Total assets	30,725,563	30,299,978	29,089,698	29,105,020	27,843,770
Less: Goodwill and intangible assets, net	431,515	411,066	412,156	413,256	414,356
Tangible assets	$30,294,048	$29,888,912	$28,677,542	$28,691,764	$27,429,414
Tangible common equity ratio	9.72%	9.86%	10.08%	9.86%	10.20%

Off-Balance Sheet Arrangements

See Note 7 to the Consolidated Financial Statements for a discussion of the Company’s significant off-balance sheet commitments.
Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices or equity prices. Financial instruments that are subject to market risk can be classified either as held for trading or held for purposes other than trading. Market risk excludes changes in fair value due to the credit of the individual issuers of financial instruments.

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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve-month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates on the Company's performance across multiple interest rate scenarios. While the current internal policy limit for net interest revenue variation is a maximum decline of 5% or 200 basis point change over twelve months, the results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. We report the effect of a 50 basis point decrease in the interim.

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

Table 28 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	June 30,		June 30,
	2015	2014	2015	2014
Anticipated impact over the next twelve months on net interest revenue	$(6,605)	$(8,161)	$(18,764)	$(15,479)
	(0.88)%	(1.18)%	(2.49)%	(2.23)%

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

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures, over the counter derivatives or cash markets may be used to reduce the risk associated with some trading programs.

Management uses a Value at Risk ("VaR") methodology to measure market risk due to changes in interest rates inherent in its trading activities. VaR is calculated based upon historical simulations over the past five years using a variance/covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VaR to $7.3 million. There were no instances of VaR being exceeded during the three months ended June 30, 2015 and 2014. At June 30, 2015, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VaR amounts for the three months ended June 30, 2015 and June 30, 2014 are as follows in Table 29.

Table 29 -- Value at Risk (VaR)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average	$1,623	$2,099	$1,551	$1,817
High	2,629	3,433	2,629	3,731
Low	1,041	1,231	782	984
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2015	2014	2015	2014
Loans	$133,197	$125,493	$259,893	$247,964
Residential mortgage loans held for sale	3,892	2,523	6,841	4,113
Trading securities	442	408	949	819
Taxable securities	3,251	3,195	6,577	6,477
Tax-exempt securities	1,315	1,471	2,659	2,975
Total investment securities	4,566	4,666	9,236	9,452
Taxable securities	42,355	46,458	85,460	93,713
Tax-exempt securities	563	631	1,183	1,125
Total available for sale securities	42,918	47,089	86,643	94,838
Fair value option securities	2,320	794	4,323	1,645
Restricted equity securities	3,228	1,275	5,825	2,272
Interest-bearing cash and cash equivalents	1,250	383	2,672	648
Total interest revenue	191,813	182,631	376,382	361,751
Interest expense
Deposits	11,266	12,777	23,371	25,763
Borrowed funds	3,121	1,568	5,694	2,902
Subordinated debentures	1,695	2,189	3,860	4,347
Total interest expense	16,082	16,534	32,925	33,012
Net interest revenue	175,731	166,097	343,457	328,739
Provision for credit losses	4,000	—	4,000	—
Net interest revenue after provision for credit losses	171,731	166,097	339,457	328,739
Other operating revenue
Brokerage and trading revenue	36,012	39,056	67,719	68,572
Transaction card revenue	32,778	31,510	63,788	60,644
Fiduciary and asset management revenue	32,712	29,543	64,181	55,265
Deposit service charges and fees	22,328	23,133	44,012	45,822
Mortgage banking revenue	36,846	29,330	76,166	52,174
Bank-owned life insurance	2,398	2,274	4,596	4,380
Other revenue	9,473	9,208	18,076	18,060
Total fees and commissions	172,547	164,054	338,538	304,917
Gain (loss) on other assets, net	1,457	3,521	2,212	1,193
Gain on derivatives, net	(1,032)	831	(121)	1,799
Gain on fair value option securities, net	(8,130)	4,176	(5,483)	6,836
Change in fair value of mortgage servicing rights	8,010	(6,444)	(512)	(10,905)
Gain on available for sale securities, net	3,433	4	7,760	1,244
Total other-than-temporary impairment losses	—	—	(781)	—
Portion of loss recognized in (reclassified from) other comprehensive income	—	—	689	—
Net impairment losses recognized in earnings	—	—	(92)	—
Total other operating revenue	176,285	166,142	342,302	305,084
Other operating expense
Personnel	132,695	123,714	261,243	228,147
Business promotion	7,765	7,150	13,513	12,991
Charitable contributions to BOKF Foundation	—	—	—	2,420
Professional fees and services	9,560	11,054	19,619	18,619
Net occupancy and equipment	18,927	18,789	37,971	35,685
Insurance	5,116	4,467	10,096	9,008
Data processing and communications	31,463	29,071	62,083	56,206
Printing, postage and supplies	3,553	3,429	7,014	6,970
Net losses and operating expenses of repossessed assets	223	1,118	836	2,550
Amortization of intangible assets	1,090	949	2,180	1,765
Mortgage banking costs	7,419	7,960	16,738	11,594
Other expense	9,302	7,006	16,085	13,856
Total other operating expense	227,113	214,707	447,378	399,811
Net income before taxes	120,903	117,532	234,381	234,012
Federal and state income taxes	40,630	40,803	79,014	80,240
Net income	80,273	76,729	155,367	153,772
Net income attributable to non-controlling interests	1,043	834	1,294	1,287
Net income attributable to BOK Financial Corporation shareholders	$79,230	$75,895	$154,073	$152,485
Earnings per share:
Basic	$1.15	$1.10	$2.23	$2.21
Diluted	$1.15	$1.10	$2.23	$2.20
Average shares used in computation:
Basic	68,096,341	68,359,945	68,175,327	68,318,689
Diluted	68,210,353	68,511,378	68,277,386	68,475,802
Dividends declared per share	$0.42	$0.40	$0.84	$0.80
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$80,273	$76,729	$155,367	$153,772
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(59,516)	70,038	(129)	124,651
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(134)	(333)	(313)	(736)
Interest expense, Subordinated debentures	56	71	121	154
Net impairment losses recognized in earnings	—	—	92	—
Gain on available for sale securities, net	(3,433)	(4)	(7,760)	(1,244)
Other comprehensive income (loss) before income taxes	(63,027)	69,772	(7,989)	122,825
Federal and state income taxes	(24,516)	27,151	(3,108)	47,786
Other comprehensive income (loss), net of income taxes	(38,511)	42,621	(4,881)	75,039
Comprehensive income	41,762	119,350	150,486	228,811
Comprehensive income attributable to non-controlling interests	1,043	834	1,294	1,287
Comprehensive income attributable to BOK Financial Corp. shareholders	$40,719	$118,516	$149,192	$227,524

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2015	Dec 31, 2014	June 30, 2014
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$443,577	$550,576	$615,479
Interest-bearing cash and cash equivalents	2,119,072	1,925,266	732,395
Trading securities	158,209	188,700	101,097
Investment securities (fair value: June 30, 2015 – $642,042; December 31, 2014 – $673,626 ; June 30, 2014 – $670,811)	625,664	652,360	649,937
Available for sale securities	9,000,117	8,978,945	9,699,146
Fair value option securities	436,324	311,597	185,674
Restricted equity securities	231,520	141,494	91,213
Residential mortgage loans held for sale	502,571	304,182	325,875
Loans	15,124,136	14,208,037	13,426,858
Allowance for loan losses	(201,087)	(189,056)	(190,690)
Loans, net of allowance	14,923,049	14,018,981	13,236,168
Premises and equipment, net	284,238	273,833	280,286
Receivables	149,629	132,408	115,991
Goodwill	385,454	377,780	377,780
Intangible assets, net	46,061	34,376	36,576
Mortgage servicing rights	198,694	171,976	155,740
Real estate and other repossessed assets, net of allowance (June 30, 2015 – $17,296; December 31, 2014 – $22,937; June 30, 2014 – $22,530)	35,499	101,861	100,111
Derivative contracts, net	630,435	361,874	357,680
Cash surrender value of bank-owned life insurance	298,606	293,978	289,231
Receivable on unsettled securities sales	8,693	74,259	14,025
Other assets	248,151	195,252	479,366
Total assets	$30,725,563	$29,089,698	$27,843,770

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$8,156,401	$8,066,357	$7,908,005
Interest-bearing deposits:
Transaction	9,899,777	10,114,355	9,698,404
Savings	379,172	351,431	349,629
Time	2,624,379	2,608,716	2,615,826
Total deposits	21,059,729	21,140,859	20,571,864
Funds purchased	64,677	57,031	705,573
Repurchase agreements	712,033	1,187,489	1,072,375
Other borrowings	4,332,162	2,133,774	1,231,662
Subordinated debentures	226,278	347,983	347,890
Accrued interest, taxes and expense	124,568	120,211	100,227
Derivative contracts, net	620,277	354,554	297,851
Due on unsettled securities purchases	37,571	290,540	124,537
Other liabilities	135,435	121,051	144,145
Total liabilities	27,312,730	25,753,492	24,596,124
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2015 – 74,428,730; December 31, 2014 – 74,003,754; June 30, 2014 – 73,896,899)	4	4	4
Capital surplus	970,054	954,644	938,665
Retained earnings	2,627,250	2,530,837	2,447,118
Treasury stock (shares at cost: June 30, 2015 – 5,483,591; December 31, 2014 – 4,890,018; June 30, 2014 – 4,610,898)	(273,468)	(239,979)	(222,686)
Accumulated other comprehensive income	51,792	56,673	49,416
Total shareholders’ equity	3,375,632	3,302,179	3,212,517
Non-controlling interests	37,201	34,027	35,129
Total equity	3,412,833	3,336,206	3,247,646
Total liabilities and equity	$30,725,563	$29,089,698	$27,843,770

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2013	73,163	$4	$898,586	$2,349,428	4,305	$(202,346)	$(25,623)	$3,020,049	$34,924	$3,054,973
Net income	—	—	—	152,485	—	—	—	152,485	1,287	153,772
Other comprehensive income	—	—	—	—	—	—	75,039	75,039	—	75,039
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares for equity compensation	403	—	10,964	—	104	(7,204)	—	3,760	—	3,760
Tax effect from equity compensation, net	—	—	7,333	—	—	—	—	7,333	—	7,333
Share-based compensation	—	—	6,710	—	—	—	—	6,710	—	6,710
Issuance of shares in settlement of deferred compensation, net	331	—	15,072	—	202	(13,136)	—	1,936	—	1,936
Cash dividends on common stock	—	—	—	(54,795)	—	—	—	(54,795)	—	(54,795)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,082)	(1,082)

Balance, June 30, 2014	73,897	$4	$938,665	$2,447,118	4,611	$(222,686)	$49,416	$3,212,517	$35,129	$3,247,646

Balances at December 31, 2014	74,004	$4	$954,644	$2,530,837	4,890	$(239,979)	$56,673	$3,302,179	$34,027	$3,336,206
Net income	—	—	—	154,073	—	—	—	154,073	1,294	155,367
Other comprehensive loss	—	—	—	—	—	—	(4,881)	(4,881)	—	(4,881)
Repurchase of common stock	—	—	—	—	502	(29,484)	—	(29,484)	—	(29,484)
Issuance of shares for equity compensation	425	—	9,744	—	91	(4,005)	—	5,739	—	5,739
Tax effect from equity compensation, net	—	—	744	—	—	—	—	744	—	744
Share-based compensation	—	—	4,922	—	—	—	—	4,922	—	4,922
Cash dividends on common stock	—	—	—	(57,660)	—	—	—	(57,660)	—	(57,660)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	5,500	5,500
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(3,620)	(3,620)

Balance, June 30, 2015	74,429	$4	$970,054	$2,627,250	5,483	$(273,468)	$51,792	$3,375,632	$37,201	$3,412,833

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$155,367	$153,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,000	—
Change in fair value of mortgage servicing rights	512	10,905
Unrealized losses (gains) from derivative contracts	(982)	(1,371)
Tax effect from equity compensation, net	(744)	(7,333)
Change in bank-owned life insurance	(4,596)	(4,380)
Share-based compensation	4,922	6,710
Depreciation and amortization	33,753	26,090
Net amortization of securities discounts and premiums	29,341	28,279
Net realized gains on financial instruments and other assets	(12,483)	(2,021)
Net gain on mortgage loans held for sale	(39,192)	(29,733)
Mortgage loans originated for sale	(3,393,246)	(1,818,145)
Proceeds from sale of mortgage loans held for sale	3,244,010	1,721,995
Capitalized mortgage servicing rights	(42,382)	(21,816)
Change in trading and fair value option securities	(95,757)	(28,867)
Change in receivables	11,610	4,608
Change in other assets	(7,749)	45,929
Change in accrued interest, taxes and expense	2,644	(124,579)
Change in other liabilities	21,943	23,629
Net cash used in operating activities	(89,029)	(16,328)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	32,786	34,074
Proceeds from maturities or redemptions of available for sale securities	954,893	805,216
Purchases of investment securities	(9,584)	(9,593)
Purchases of available for sale securities	(1,711,619)	(1,597,081)
Proceeds from sales of available for sale securities	713,660	1,340,190
Change in amount receivable on unsettled securities transactions	65,566	3,149
Loans originated, net of principal collected	(890,180)	(604,979)
Net payments on derivative asset contracts	(174,475)	(117,280)
Acquisitions, net of cash acquired	(18,064)	(21,898)
Proceeds from disposition of assets	102,736	52,871
Purchases of assets	(144,454)	(56,778)
Net cash used in investing activities	(1,078,735)	(172,109)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(96,793)	382,704
Net change in time deposits	15,663	(80,167)
Net change in other borrowed funds	1,675,859	223,824
Repayment of subordinated debentures	(121,810)	—
Net proceeds on derivative liability contracts	157,498	119,269
Net change in derivative margin accounts	(47,716)	(218,491)
Change in amount due on unsettled security transactions	(252,969)	78,797
Issuance of common and treasury stock, net	5,739	(9,376)
Tax effect from equity compensation, net	744	7,333
Sale of non-controlling interests	5,500	—
Repurchase of common stock	(29,484)	—
Dividends paid	(57,660)	(54,795)
Net cash provided by financing activities	1,254,571	449,098
Net increase in cash and cash equivalents	86,807	260,661
Cash and cash equivalents at beginning of period	2,475,842	1,087,213
Cash and cash equivalents at end of period	$2,562,649	$1,347,874

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

Supplemental Cash Flow Information:
Cash paid for interest	$34,116	$32,535
Cash paid for taxes	$51,699	$50,187
Net loans and bank premises transferred to repossessed real estate and other assets	$4,262	$38,797
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$52,569	$63,898
Conveyance of other real estate owned guaranteed by U.S. government agencies	$80,048	$18,312
Issuance of shares in settlement of accrued executive compensation	$—	$15,072
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

The financial information should be read in conjunction with BOK Financial’s 2014 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2014 have been derived from the audited financial statements included in BOK Financial’s 2014 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09")

On May 28, 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue by providing a more robust framework that will give greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in contracts with customers, a determination of the transaction price and an allocation of the price to those performance obligations. The entity recognizes revenue when performance obligations are satisfied. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact the adoption of ASU 2014-09 will have on the Company's financial statements.

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

FASB Accounting Standards Update No. 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07")

On May 1, 2015, the FASB issued ASU 2015-07 to gain consistency within the categorization of the fair value hierarchy. The update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The ASU is effective for the Company for interim and annual periods beginning January 1, 2016 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2015-07 will have on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	June 30, 2015		December 31, 2014		June 30, 2014
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$40,212	$(28)	$85,092	$(62)	$19,027	$6
U.S. agency residential mortgage-backed securities	23,090	181	31,199	269	13,540	3
Municipal and other tax-exempt securities	62,801	(41)	38,951	18	32,950	28
Other trading securities	32,106	47	33,458	(38)	35,580	20
Total	$158,209	$159	$188,700	$187	$101,097	$57
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2015
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$389,824	$389,824	$392,367	$3,158	$(615)
U.S. agency residential mortgage-backed securities – Other	30,565	30,867	32,133	1,276	(10)
Other debt securities	204,973	204,973	217,542	14,017	(1,448)
Total	$625,362	$625,664	$642,042	$18,451	$(2,073)

[1]
Carrying value includes $302 thousand of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio in 2011.

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

The amortized cost and fair values of investment securities at June 30, 2015, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$52,415	$276,523	$26,724	$34,162	$389,824	3.54
Fair value	52,522	277,243	26,825	35,777	392,367
Nominal yield¹	1.51%	1.79%	3.34%	5.76%	2.20%
Other debt securities:
Carrying value	14,295	39,284	85,781	65,613	204,973	9.07
Fair value	14,330	39,972	91,009	72,231	217,542
Nominal yield	3.37%	4.92%	5.68%	5.93%	5.45%
Total fixed maturity securities:
Carrying value	$66,710	$315,807	$112,505	$99,775	$594,797	5.44
Fair value	66,852	317,215	117,834	108,008	609,909
Nominal yield	1.91%	2.18%	5.12%	5.87%	3.32%
Residential mortgage-backed securities:
Carrying value					$30,867	³
Fair value					32,133
Nominal yield[4]					2.75%
Total investment securities:
Carrying value					$625,664
Fair value					642,042
Nominal yield					3.30%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 4.1 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2015
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,000	$—	$—	$—
Municipal and other tax-exempt	61,341	61,624	1,028	(745)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,558,224	3,609,273	57,269	(6,220)	—
FHLMC	1,929,685	1,954,917	27,594	(2,362)	—
GNMA	768,342	770,739	4,928	(2,531)	—
Other	4,224	4,520	296	—	—
Total U.S. government agencies	6,260,475	6,339,449	90,087	(11,113)	—
Private issue:
Alt-A loans	61,486	67,711	6,692	—	(467)
Jumbo-A loans	80,968	86,439	5,843	—	(372)
Total private issue	142,454	154,150	12,535	—	(839)
Total residential mortgage-backed securities	6,402,929	6,493,599	102,622	(11,113)	(839)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,405,480	2,401,364	7,988	(12,104)	—
Other debt securities	4,400	4,150	—	(250)	—
Perpetual preferred stock	17,171	19,648	2,477	—	—
Equity securities and mutual funds	18,638	18,732	840	(746)	—
Total	$8,910,959	$9,000,117	$114,955	$(24,958)	$(839)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2014
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,005	$1,005	$—	$—	$—
Municipal and other tax-exempt	63,018	63,557	1,280	(741)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,932,200	3,997,428	71,200	(5,972)	—
FHLMC	1,810,476	1,836,870	29,043	(2,649)	—
GNMA	801,820	807,443	8,240	(2,617)	—
Other	4,808	5,143	335	—	—
Total U.S. government agencies	6,549,304	6,646,884	108,818	(11,238)	—
Private issue:
Alt-A loans	65,582	71,952	6,677	—	(307)
Jumbo-A loans	88,778	94,005	5,584	—	(357)
Total private issue	154,360	165,957	12,261	—	(664)
Total residential mortgage-backed securities	6,703,664	6,812,841	121,079	(11,238)	(664)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,064,091	2,048,609	4,437	(19,919)	—
Other debt securities	9,438	9,212	26	(252)	—
Perpetual preferred stock	22,171	24,277	2,183	(77)	—
Equity securities and mutual funds	18,603	19,444	871	(30)	—
Total	$8,881,990	$8,978,945	$129,876	$(32,257)	$(664)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	June 30, 2014
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,023	$1,024	$1	$—	$—
Municipal and other tax-exempt	63,931	64,970	1,624	(585)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,297,579	4,364,168	82,436	(15,847)	—
FHLMC	2,055,924	2,068,940	27,019	(14,003)	—
GNMA	815,201	820,454	8,850	(3,597)	—
Other	5,489	5,942	453	—	—
Total U.S. government agencies	7,174,193	7,259,504	118,758	(33,447)	—
Private issue:
Alt-A loans	70,880	75,700	4,820	—	—
Jumbo-A loans	97,939	103,342	5,889	—	(486)
Total private issue	168,819	179,042	10,709	—	(486)
Total residential mortgage-backed securities	7,343,012	7,438,546	129,467	(33,447)	(486)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,129,521	2,115,295	5,539	(19,765)	—
Other debt securities	34,501	34,528	195	(168)	—
Perpetual preferred stock	22,171	24,730	2,559	—	—
Equity securities and mutual funds	19,507	20,053	780	(234)	—
Total	$9,613,666	$9,699,146	$140,165	$(54,199)	$(486)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at June 30, 2015, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$—	$1,000	$—	$—		$1,000	2.55
Fair value	—	1,000	—	—		1,000
Nominal yield	—%	0.87%	—%	—%		0.87%
Municipal and other tax-exempt:
Amortized cost	$10,426	$25,771	$2,105	$23,039		$61,341	7.90
Fair value	10,485	26,427	2,285	22,427		61,624
Nominal yield¹	3.50%	4.22%	6.35%	1.93%	[6]	3.31%
Commercial mortgage-backed securities:
Amortized cost	$—	$920,573	$1,197,185	$287,722		$2,405,480	7.79
Fair value	—	919,567	1,195,700	286,097		2,401,364
Nominal yield	—%	1.44%	1.90%	1.45%		1.67%
Other debt securities:
Amortized cost	$—	$—	$—	$4,400		$4,400	32.16
Fair value	—	—	—	4,150		4,150
Nominal yield	—%	—%	—%	1.71%	[6]	1.71%
Total fixed maturity securities:
Amortized cost	$10,426	$947,344	$1,199,290	$315,161		$2,472,221	7.83
Fair value	10,485	946,994	1,197,985	312,674		2,468,138
Nominal yield	3.50%	1.52%	1.91%	1.49%		1.71%
Residential mortgage-backed securities:
Amortized cost						$6,402,929	[2]
Fair value						6,493,599
Nominal yield[4]						1.92%
Equity securities and mutual funds:
Amortized cost						$35,809	³
Fair value						38,380
Nominal yield						—%
Total available-for-sale securities:
Amortized cost						$8,910,959
Fair value						9,000,117
Nominal yield						1.86%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.5 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds	$378,835	$800,405	$713,660	$1,331,190
Gross realized gains	4,840	9,894	9,740	16,327
Gross realized losses	(1,407)	(9,890)	(1,980)	(15,083)
Related federal and state income tax expense	1,335	2	3,018	484

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	June 30, 2015	Dec. 31, 2014	June 30, 2014
Investment:
Carrying value	$58,875	$63,495	$77,835
Fair value	60,645	65,855	81,248

Available for sale:
Amortized cost	6,035,423	5,855,220	5,556,130
Fair value	6,089,438	5,893,972	5,583,008

The secured parties do not have the right to sell or re-pledge these securities.

Impaired Securities as of June 30, 2015
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	79	$102,223	$351	$50,991	$264	$153,214	$615
U.S. Agency residential mortgage-backed securities – Other	1	6,491	10	—	—	6,491	10
Other debt securities	110	31,875	1,407	2,458	41	34,333	1,448
Total investment	190	$140,589	$1,768	$53,449	$305	$194,038	$2,073

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	20	$9,855	$41	$11,688	$704	$21,543	$745
Residential mortgage-backed securities:
U. S. agencies:
FNMA	29	601,863	4,327	118,269	1,893	720,132	6,220
FHLMC	13	121,217	795	117,408	1,567	238,625	2,362
GNMA	6	66,131	50	115,103	2,481	181,234	2,531
Total U.S. agencies	48	789,211	5,172	350,780	5,941	1,139,991	11,113
Private issue[1]:
Alt-A loans	4	10,244	467	—	—	10,244	467
Jumbo-A loans	11	7,542	18	9,310	354	16,852	372
Total private issue	15	17,786	485	9,310	354	27,096	839
Total residential mortgage-backed securities	63	806,997	5,657	360,090	6,295	1,167,087	11,952
Commercial mortgage-backed securities guaranteed by U.S. government agencies	128	712,973	3,848	791,108	8,256	1,504,081	12,104
Other debt securities	2	—	—	4,149	250	4,149	250
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	51	4,706	714	994	32	5,700	746
Total available for sale	264	$1,534,531	$10,260	$1,168,029	$15,537	$2,702,560	$25,797

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Impaired Securities as of December 31, 2014
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	78	$112,677	$426	$60,076	$525	$172,753	$951
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	84	31,274	637	761	20	32,035	657
Total investment	162	$143,951	$1,063	$60,837	$545	$204,788	$1,608

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	22	$10,838	$12	$12,176	$729	$23,014	$741
Residential mortgage-backed securities:
U. S. agencies:
FNMA	24	257,854	547	454,394	5,425	712,248	5,972
FHLMC	16	62,950	37	310,834	2,612	373,784	2,649
GNMA	5	8,550	12	128,896	2,605	137,446	2,617
Total U.S. agencies	45	329,354	596	894,124	10,642	1,223,478	11,238
Private issue[1]:
Alt-A loans	4	11,277	307	—	—	11,277	307
Jumbo-A loans	8	—	—	10,020	357	10,020	357
Total private issue	12	11,277	307	10,020	357	21,297	664
Total residential mortgage-backed securities	57	340,631	903	904,144	10,999	1,244,775	11,902
Commercial mortgage-backed securities guaranteed by U.S. government agencies	104	223,106	454	1,238,376	19,465	1,461,482	19,919
Other debt securities	2	—	—	4,150	252	4,150	252
Perpetual preferred stocks	2	2,898	77	—	—	2,898	77
Equity securities and mutual funds	68	—	—	1,205	30	1,205	30
Total available for sale	255	$577,473	$1,446	$2,160,051	$31,475	$2,737,524	$32,921

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Impaired Securities as of June 30, 2014
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	42	$—	$—	$104,959	$612	$104,959	$612
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	30	3,593	40	808	33	4,401	73
Total investment	72	$3,593	$40	$105,767	$645	$109,360	$685

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt[1]	23	$571	$—	$22,270	$585	$22,841	$585
Residential mortgage-backed securities:
U. S. agencies:
FNMA	33	—	—	890,711	15,847	890,711	15,847
FHLMC	37	255,401	951	712,951	13,052	968,352	14,003
GNMA	7	77,869	6	153,596	3,591	231,465	3,597
Total U.S. agencies	77	333,270	957	1,757,258	32,490	2,090,528	33,447
Private issue[1]:
Alt-A loans	—	—	—	—	—	—	—
Jumbo-A loans	11	19,976	486	—	—	19,976	486
Total private issue	11	19,976	486	—	—	19,976	486
Total residential mortgage-backed securities	88	353,246	1,443	1,757,258	32,490	2,110,504	33,933
Commercial mortgage-backed securities guaranteed by U.S. government agencies	96	114,048	488	1,242,462	19,277	1,356,510	19,765
Other debt securities	2	—	—	4,231	168	4,231	168
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	80	5,298	195	1,306	39	6,604	234
Total available for sale	289	$473,163	$2,126	$3,027,527	$52,559	$3,500,690	$54,685

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of June 30, 2015, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at June 30, 2015.

At June 30, 2015, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$255,239	$255,647	$13,075	$13,178	$—	$—	$121,510	$123,542	$389,824	$392,367
Mortgage-backed securities -- other	30,867	32,133	—	—	—	—	—	—	—	—	30,867	32,133
Other debt securities	—	—	151,442	165,142	—	—	—	—	53,531	52,400	204,973	217,542
Total investment securities	$30,867	$32,133	$406,681	$420,789	$13,075	$13,178	$—	$—	$175,041	$175,942	$625,664	$642,042

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,000	$1,000	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$1,000
Municipal and other tax-exempt	—	—	37,795	38,622	10,578	10,040	—	—	12,968	12,962	61,341	61,624
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,558,224	3,609,273	—	—	—	—	—	—	—	—	3,558,224	3,609,273
FHLMC	1,929,685	1,954,917	—	—	—	—	—	—	—	—	1,929,685	1,954,917
GNMA	768,342	770,739	—	—	—	—	—	—	—	—	768,342	770,739
Other	4,224	4,520	—	—	—	—	—	—	—	—	4,224	4,520
Total U.S. government agencies	6,260,475	6,339,449	—	—	—	—	—	—	—	—	6,260,475	6,339,449
Private issue:
Alt-A loans	—	—	—	—	—	—	61,486	67,711	—	—	61,486	67,711
Jumbo-A loans	—	—	—	—	—	—	80,968	86,439	—	—	80,968	86,439
Total private issue	—	—	—	—	—	—	142,454	154,150	—	—	142,454	154,150
Total residential mortgage-backed securities	6,260,475	6,339,449	—	—	—	—	142,454	154,150	—	—	6,402,929	6,493,599
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,405,480	2,401,364	—	—	—	—	—	—	—	—	2,405,480	2,401,364
Other debt securities	—	—	4,400	4,150	—	—	—	—	—	—	4,400	4,150
Perpetual preferred stock	—	—	—	—	6,406	7,464	10,765	12,184	—	—	17,171	19,648
Equity securities and mutual funds	—	—	4	534	—	—	—	—	18,634	18,198	18,638	18,732
Total available for sale securities	$8,666,955	$8,741,813	$42,199	$43,306	$16,984	$17,504	$153,219	$166,334	$31,602	$31,160	$8,910,959	$9,000,117

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At June 30, 2015, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade. The gross unrealized loss on these securities totaled $839 thousand. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

	June 30, 2015	Dec. 31, 2014	June 30, 2014

Unemployment rate	Held constant at 5.6% over the next 12 months and remain at 5.6% thereafter.	Held constant at 5.6% over the next 12 months and remain at 5.6% thereafter.	Held constant at 6.7% over the next 12 months and remains at 6.7% thereafter.
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

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities is charged against other comprehensive income, net of deferred taxes. No credit loss impairments of were recognized in earnings on privately issued residential mortgage-backed securities during the three months ended June 30, 2015.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				June 30, 2015		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	14	$61,486	$67,711	—	$—	14	$36,219
Jumbo-A	30	80,968	86,439	—	—	29	18,220
Total	44	$142,454	$154,150	—	$—	43	$54,439

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at June 30, 2015.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance of credit-related OTTI recognized on available for sale debt securities, beginning of period	$54,439	$54,347	$54,347	$67,346
Additions for credit-related OTTI not previously recognized	—	—	—	—
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	—	—	92	—
Reductions for change in intent to hold before recovery	—	—	—
Sales	—	—	—	(12,999)
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$54,439	$54,347	$54,439	$54,347

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	June 30, 2015		December 31, 2014		June 30, 2014
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities	$436,324	$(3,859)	$311,597	$1,624	$181,205	$(1,720)
Other securities	—	—	—	—	4,469	387
Total	$436,324	$(3,859)	$311,597	$1,624	$185,674	$(1,333)

Restricted Equity Securities

Restricted equity securities primarily include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks. Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares are restricted and lacks a market. A summary of restricted equity securities follows (in thousands):

	June 30, 2015	Dec. 31, 2014	June 30, 2014
Federal Reserve stock	$35,148	$35,018	$33,971
Federal Home Loan Bank stock	196,201	106,476	57,242
Other	171	—	—
Total	$231,520	$141,494	$91,213

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

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contracts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of June 30, 2015, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $21 million.

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

Interest Rate Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed-rate liabilities to floating-rate based on LIBOR. As of June 30, 2015, derivative contracts under the interest rate risk management program were primarily used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2015 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$17,412,925	$116,138	$(42,003)	$74,135	$—	$74,135
Interest rate swaps	1,282,503	33,311	—	33,311	(70)	33,241
Energy contracts	711,123	82,871	(42,115)	40,756	(20,122)	20,634
Agricultural contracts	66,430	1,367	(724)	643	—	643
Foreign exchange contracts	574,049	495,952	—	495,952	(1,100)	494,852
Equity option contracts	168,122	6,993	—	6,993	(63)	6,930
Total customer risk management programs	20,215,152	736,632	(84,842)	651,790	(21,355)	630,435
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$20,215,152	$736,632	$(84,842)	$651,790	$(21,355)	$630,435

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$17,863,884	$112,166	$(42,003)	$70,163	$—	$70,163
Interest rate swaps	1,282,503	33,471	—	33,471	(17,889)	15,582
Energy contracts	676,214	78,044	(42,115)	35,929	—	35,929
Agricultural contracts	66,433	1,355	(724)	631	(475)	156
Foreign exchange contracts	573,403	495,320	—	495,320	(4,826)	490,494
Equity option contracts	168,122	6,993	—	6,993	—	6,993
Total customer risk management programs	20,630,559	727,349	(84,842)	642,507	(23,190)	619,317
Interest rate risk management programs	52,000	960	—	960	—	960
Total derivative contracts	$20,682,559	$728,309	$(84,842)	$643,467	$(23,190)	$620,277

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2014 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,576,481	$134,411	$(53,746)	$80,665	$—	$80,665
Interest rate swaps	1,266,228	39,974	—	39,974	—	39,974
Energy contracts	1,063,840	67,831	(23,169)	44,662	—	44,662
Agricultural contracts	36,050	2,528	(223)	2,305	—	2,305
Foreign exchange contracts	242,866	174,802	—	174,802	—	174,802
Equity option contracts	205,904	16,962	—	16,962	(1,690)	15,272
Total customer risk management programs	17,391,369	436,508	(77,138)	359,370	(1,690)	357,680
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$17,391,369	$436,508	$(77,138)	$359,370	$(1,690)	$357,680

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,734,106	$131,256	$(53,746)	$77,510	$—	$77,510
Interest rate swaps	1,266,228	40,218	—	40,218	(19,700)	20,518
Energy contracts	1,049,835	66,742	(23,169)	43,573	(36,355)	7,218
Agricultural contracts	36,036	2,538	(223)	2,315	(2,298)	17
Foreign exchange contracts	242,791	174,477	—	174,477	(680)	173,797
Equity option contracts	205,904	16,962	—	16,962	—	16,962
Total customer risk management programs	17,534,900	432,193	(77,138)	355,055	(59,033)	296,022
Interest rate risk management programs	47,000	1,829	—	1,829	—	1,829
Total derivative contracts	$17,581,900	$434,022	$(77,138)	$356,884	$(59,033)	$297,851

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	June 30, 2015		June 30, 2014
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$9,778	$—	$6,394	$—
Interest rate swaps	611	—	524	—
Energy contracts	1,026	—	2,613	—
Agricultural contracts	30	—	38	—
Foreign exchange contracts	221	—	333	—
Equity option contracts	—	—	—	—
Total customer risk management programs	11,666	—	9,902	—
Interest rate risk management programs	—	(1,032)	—	831
Total derivative contracts	$11,666	$(1,032)	$9,902	$831

	Six Months Ended
	June 30, 2015		June 30, 2014
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$18,028	$—	$11,775	$—
Interest rate swaps	1,084	—	1,031	—
Energy contracts	2,367	—	3,484	—
Agricultural contracts	42	—	101	—
Foreign exchange contracts	466	—	552	—
Equity option contracts	—	—	—	—
Total customer risk management programs	21,987	—	16,943	—
Interest rate risk management programs	—	(121)	—	1,799
Total derivative contracts	$21,987	$(121)	$16,943	$1,799

Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three and six months ended June 30, 2015 and 2014, respectively.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2015				December 31, 2014
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,730,675	$8,020,813	$24,233	$9,775,721	$1,736,976	$7,345,167	$13,527	$9,095,670
Commercial real estate	715,062	2,298,296	20,139	3,033,497	721,513	1,988,080	18,557	2,728,150
Residential mortgage	1,639,773	198,986	45,969	1,884,728	1,698,620	202,771	48,121	1,949,512
Consumer	100,028	329,612	550	430,190	102,865	331,274	566	434,705
Total	$4,185,538	$10,847,707	$90,891	$15,124,136	$4,259,974	$9,867,292	$80,771	$14,208,037
Accruing loans past due (90 days)[1]				$99				$125

	June 30, 2014
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,681,348	$6,669,210	$17,103	$8,367,661
Commercial real estate	744,101	1,876,405	34,472	2,654,978
Residential mortgage	1,753,186	210,689	44,340	2,008,215
Consumer	115,185	280,054	765	396,004
Total	$4,293,820	$9,036,358	$96,680	$13,426,858
Accruing loans past due (90 days)[1]				$67

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At June 30, 2015, $5.2 billion or 34% of our total loan portfolio is to businesses and individuals attributed to the Texas market and $3.4 billion or 23% of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At June 30, 2015, commercial loans attributed to the Texas market totaled $3.5 billion or 36% of the commercial loan portfolio segment and commercial loans attributed to the Oklahoma market totaled $2.1 billion or 22% of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.9 billion or 19% of total loans at June 30, 2015, including $2.5 billion of outstanding loans to energy producers. Approximately 61% of committed production loans are secured by properties primarily producing oil and 39% are secured by properties producing natural gas. The services loan class totaled $2.8 billion at June 30, 2015. Approximately $1.2 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include governmental, finance and insurance, educational services, religious and similar entities.

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

At June 30, 2015, 33% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 14% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At June 30, 2015, residential mortgage loans included $191 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $748 million at June 30, 2015. Approximately, 69% of the home equity loan portfolio is comprised of first lien loans and 31% of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 69% to amortizing term loans and 31% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2015, outstanding commitments totaled $8.1 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2015, outstanding standby letters of credit totaled $445 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At June 30, 2015, outstanding commercial letters of credit totaled $6.3 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and six months ended June 30, 2015.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended June 30, 2015 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$101,411	$40,819	$23,244	$4,139	$28,073	$197,686
Provision for loan losses	5,822	(1,334)	(1,562)	317	829	4,072
Loans charged off	(881)	(16)	(714)	(1,266)	—	(2,877)
Recoveries	685	275	481	765	—	2,206
Ending balance	$107,037	$39,744	$21,449	$3,955	$28,902	$201,087
Allowance for off-balance sheet credit losses:
Beginning balance	$577	$333	$24	$20	$—	$954
Provision for off-balance sheet credit losses	18	(91)	2	(1)	—	(72)
Ending balance	$595	$242	$26	$19	$—	$882

Total provision for credit losses	$5,840	$(1,425)	$(1,560)	$316	$829	$4,000

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the six months ended June 30, 2015 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Consumer	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$90,875	$42,445	$23,458	$4,233	$28,045	$189,056
Provision for loan losses	16,175	(11,751)	(1,589)	656	857	4,348
Loans charged off	(1,055)	(44)	(1,338)	(2,609)	—	(5,046)
Recoveries	1,042	9,094	918	1,675	—	12,729
Ending balance	$107,037	$39,744	$21,449	$3,955	$28,902	$201,087
Allowance for off-balance sheet credit losses:
Beginning balance	$475	$707	$28	$20	$—	$1,230
Provision for off-balance sheet credit losses	120	(465)	(2)	(1)	—	(348)
Ending balance	$595	$242	$26	$19	$—	$882

Total provision for credit losses	$16,295	$(12,216)	$(1,591)	$655	$857	$4,000

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2015 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,751,488	$106,690	$24,233	$347	$9,775,721	$107,037
Commercial real estate	3,013,358	39,726	20,139	18	3,033,497	39,744
Residential mortgage	1,838,759	21,349	45,969	100	1,884,728	21,449
Consumer	429,640	3,955	550	—	430,190	3,955
Total	15,033,245	171,720	90,891	465	15,124,136	172,185

Nonspecific allowance	—	—	—	—	—	28,902

Total	$15,033,245	$171,720	$90,891	$465	$15,124,136	$201,087

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at June 30, 2015 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,752,301	$106,162	$23,420	$875	$9,775,721	$107,037
Commercial real estate	3,033,497	39,744	—	—	3,033,497	39,744
Residential mortgage	190,744	2,922	1,693,984	18,527	1,884,728	21,449
Consumer	343,114	1,549	87,076	2,406	430,190	3,955
Total	13,319,656	150,377	1,804,480	21,808	15,124,136	172,185

Nonspecific allowance	—	—	—	—	—	28,902

Total	$13,319,656	$150,377	$1,804,480	$21,808	$15,124,136	$201,087

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

The following table summarizes the Company’s loan portfolio at June 30, 2015 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing	Potential Problem		Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,771,248	$124,054	[1]	$6,841	$—	$—	$2,902,143
Services	2,818,455	8,154		10,944	—	—	2,837,553
Wholesale/retail	1,349,632	23,505		4,166	—	—	1,377,303
Manufacturing	567,752	11,418		379	—	—	579,549
Healthcare	1,644,747	—		1,278	—	—	1,646,025
Other commercial and industrial	406,799	2,385		544	23,339	81	433,148
Total commercial	9,558,633	169,516		24,152	23,339	81	9,775,721

Commercial real estate:
Residential construction and land development	138,721	486		9,367	—	—	148,574
Retail	684,182	439		3,826	—	—	688,447
Office	560,159	566		2,360	—	—	563,085
Multifamily	703,449	7,689		195	—	—	711,333
Industrial	487,978	—		76	—	—	488,054
Other commercial real estate	429,544	145		4,315	—	—	434,004
Total commercial real estate	3,004,033	9,325		20,139	—	—	3,033,497

Residential mortgage:
Permanent mortgage	186,568	1,690		2,486	725,879	29,701	946,324
Permanent mortgages guaranteed by U.S. government agencies	—	—		—	187,122	3,717	190,839
Home equity	—	—		—	737,500	10,065	747,565
Total residential mortgage	186,568	1,690		2,486	1,650,501	43,483	1,884,728

Consumer	342,949	16		149	86,675	401	430,190

Total	$13,092,183	$180,547		$46,926	$1,760,515	$43,965	$15,124,136

[1]	The single-largest potential problem energy loan with $34 million outstanding was paid in full after June 30.

The following table summarizes the Company’s loan portfolio at December 31, 2014 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,843,093	$15,919	$1,416	$—	$—	$2,860,428
Services	2,497,888	15,140	5,201	—	—	2,518,229
Wholesale/retail	1,301,026	8,141	4,149	—	—	1,313,316
Manufacturing	527,951	4,193	450	—	—	532,594
Healthcare	1,449,024	4,565	1,380	—	—	1,454,969
Other commercial and industrial	389,378	3,293	823	22,532	108	416,134
Total commercial	9,008,360	51,251	13,419	22,532	108	9,095,670

Commercial real estate:
Residential construction and land development	127,437	10,855	5,299	—	—	143,591
Retail	662,335	628	3,926	—	—	666,889
Office	411,548	576	3,420	—	—	415,544
Multifamily	691,053	13,245	—	—	—	704,298
Industrial	428,817	—	—	—	—	428,817
Other commercial real estate	362,375	724	5,912	—	—	369,011
Total commercial real estate	2,683,565	26,028	18,557	—	—	2,728,150

Residential mortgage:
Permanent mortgage	187,520	1,773	3,010	745,813	31,835	969,951
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	202,238	3,712	205,950
Home equity	—	—	—	764,047	9,564	773,611
Total residential mortgage	187,520	1,773	3,010	1,712,098	45,111	1,949,512

Consumer	343,041	19	167	91,079	399	434,705

Total	$12,222,486	$79,071	$35,153	$1,825,709	$45,618	$14,208,037

The following table summarizes the Company’s loan portfolio at June 30, 2014 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,395,942	$22,227	$1,619	$—	$—	$2,419,788
Services	2,352,450	20,946	3,669	—	—	2,377,065
Wholesale/retail	1,307,426	4,840	5,885	—	—	1,318,151
Manufacturing	442,493	6,866	3,507	—	—	452,866
Healthcare	1,385,395	7,339	1,422	—	—	1,394,156
Other commercial and industrial	374,556	3,593	939	26,485	62	405,635
Total commercial	8,258,262	65,811	17,041	26,485	62	8,367,661

Commercial real estate:
Residential construction and land development	152,228	17,405	15,146	—	—	184,779
Retail	636,332	1,579	4,199	—	—	642,110
Office	389,487	1,139	3,591	—	—	394,217
Multifamily	663,349	14,054	—	—	—	677,403
Industrial	341,449	—	631	—	—	342,080
Other commercial real estate	400,709	2,775	10,905	—	—	414,389
Total commercial real estate	2,583,554	36,952	34,472	—	—	2,654,978

Residential mortgage:
Permanent mortgage	197,005	2,187	3,905	788,784	29,047	1,020,928
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	186,140	1,947	188,087
Home equity	—	—	—	789,759	9,441	799,200
Total residential mortgage	197,005	2,187	3,905	1,764,683	40,435	2,008,215

Consumer	295,552	25	185	99,662	580	396,004

Total	$11,334,373	$104,975	$55,603	$1,890,830	$41,077	$13,426,858

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the		For the
	June 30, 2015					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2015		June 30, 2015
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$7,476	$6,841	$6,324	$517	$151	$4,358	$—	$4,129	$—
Services	13,815	10,944	10,270	674	152	7,844	—	8,072	—
Wholesale/retail	9,781	4,166	4,134	32	9	4,283	—	4,157	—
Manufacturing	690	379	379	—	—	398	—	414	—
Healthcare	1,646	1,278	1,088	190	35	1,418	—	1,329	—
Other commercial and industrial	8,302	625	625	—	—	755	—	778	—
Total commercial	41,710	24,233	22,820	1,413	347	19,056	—	18,879	—

Commercial real estate:
Residential construction and land development	14,143	9,367	9,367	—	—	9,483	—	7,333	—
Retail	5,369	3,826	3,826	—	—	3,842	—	3,876	—
Office	4,439	2,360	2,360	—	—	2,385	—	2,890	—
Multifamily	195	195	195	—	—	98	—	98	—
Industrial	76	76	76	—	—	76	—	38	—
Other real estate loans	10,411	4,315	4,149	166	18	4,138	—	5,113	—
Total commercial real estate	34,633	20,139	19,973	166	18	20,022	—	19,348	—

Residential mortgage:
Permanent mortgage	41,092	32,187	32,029	158	100	32,776	330	33,516	645
Permanent mortgage guaranteed by U.S. government agencies[1]	197,090	190,839	190,839	—	—	194,138	2,047	200,929	4,303
Home equity	10,510	10,065	10,065	—	—	9,966	—	9,815	—
Total residential mortgage	248,692	233,091	232,933	158	100	236,880	2,377	244,260	4,948

Consumer	570	550	550	—	—	506	—	558	—

Total	$325,605	$278,013	$276,276	$1,737	$465	$276,464	$2,377	$283,045	$4,948

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At June 30, 2015, $3.7 million of these loans were nonaccruing and $187 million were accruing based on the guarantee by U.S. government agencies.

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

A summary of impaired loans at June 30, 2014 follows (in thousands):

						For the		For the
	As of June 30, 2014					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2014		June 30, 2014
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,646	$1,619	$1,619	$—	$—	$1,689	$—	$1,739	$—
Services	6,530	3,669	2,917	752	158	4,125	—	4,295	—
Wholesale/retail	10,966	5,885	5,853	32	9	6,369	—	6,427	—
Manufacturing	3,764	3,507	507	3,000	3,000	3,536	—	2,050	—
Healthcare	2,438	1,422	1,422	—	—	1,433	—	1,504	—
Other commercial and industrial	8,668	1,001	1,001	—	—	923	—	916	—
Total commercial	34,012	17,103	13,319	3,784	3,167	18,075	—	16,931	—

Commercial real estate:
Residential construction and land development	19,441	15,146	14,504	642	162	15,846	—	16,261	—
Retail	5,679	4,199	4,199	—	—	4,413	—	4,529	—
Office	6,039	3,591	3,588	3	3	4,946	—	4,991	—
Multifamily	—	—	—	—	—	—	—	3	—
Industrial	790	631	631	—	—	758	—	441	—
Other real estate loans	17,617	10,905	10,725	180	18	10,925	—	11,436	—
Total commercial real estate	49,566	34,472	33,647	825	183	36,888	—	37,661	—

Residential mortgage:
Permanent mortgage	41,646	32,952	32,817	135	83	34,647	293	33,615	638
Permanent mortgage guaranteed by U.S. government agencies[1]	194,178	188,087	188,087	—	—	187,505	2,054	187,247	4,190
Home equity	9,482	9,441	9,441	—	—	8,453	—	8,353	—
Total residential mortgage	245,306	230,480	230,345	135	83	230,605	2,347	229,215	4,828

Total consumer	781	765	765	—	—	870	—	992	—

Total	$329,665	$282,820	$278,076	$4,744	$3,433	$286,438	$2,347	$284,799	$4,828

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At June 30, 2014, $1.9 million of these loans were nonaccruing and $186 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of June 30, 2015 is as follows (in thousands):

	As of June 30, 2015				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Nonaccruing TDRs:

Commercial:
Energy	$1,176	$1,176	$—	$—	$—	$—
Services	9,541	8,641	900	148	—	—
Wholesale/retail	3,064	2,984	80	9	—	—
Manufacturing	311	311	—	—	—	—
Healthcare	706	706	—	—	—	—
Other commercial and industrial	613	81	532	—	—	—
Total commercial	15,411	13,899	1,512	157	—	—

Commercial real estate:
Residential construction and land development	7,027	4,790	2,237	—	—	—
Retail	3,524	977	2,547	—	—	—
Office	1,360	—	1,360	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	1,376	1,376	—	—	—	—
Total commercial real estate	13,287	7,143	6,144	—	—	—

Residential mortgage:
Permanent mortgage	15,671	10,326	5,345	100	2	3
Permanent mortgage guaranteed by U.S. government agencies	2,058	141	1,917	—	—	—
Home equity	5,318	4,549	769	—	48	58
Total residential mortgage	23,047	15,016	8,031	100	50	61

Consumer	420	266	154	—	2	2

Total nonaccruing TDRs	$52,165	$36,324	$15,841	$257	$52	$63

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	82,368	27,032	55,336	—	—	—

Total TDRs	$134,533	$63,356	$71,177	$257	$52	$63

A summary of troubled debt restructurings by accruing status as of December 31, 2014 is as follows (in thousands):

	As of
	December 31, 2014
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—
Services	1,666	706	960	148
Wholesale/retail	3,381	3,284	97	9
Manufacturing	340	340	—	—
Healthcare	—	—	—	—
Other commercial and industrial	674	93	581	—
Total commercial	6,061	4,423	1,638	157

Commercial real estate:
Residential construction and land development	3,140	641	2,499	23
Retail	3,600	2,432	1,168	—
Office	2,324	—	2,324	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	1,647	1,647	—	—
Total commercial real estate	10,711	4,720	5,991	23

Residential mortgage:
Permanent mortgage	16,393	11,134	5,259	105
Permanent mortgage guaranteed by U.S. government agencies	1,597	179	1,418	—
Home equity	5,184	3,736	1,448	—
Total residential mortgage	23,174	15,049	8,125	105

Consumer	419	253	166	—

Total nonaccuring TDRs	$40,365	$24,445	$15,920	$285

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	73,985	17,274	56,711	—
Total TDRs	$114,350	$41,719	$72,631	$285

A summary of troubled debt restructurings by accruing status as of June 30, 2014 is as follows (in thousands):

	As of June 30, 2014				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	1,762	742	1,020	148	—	—
Wholesale/retail	3,719	3,598	121	9	—	—
Manufacturing	3,369	369	3,000	3,000	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	726	54	672	—	—	—
Total commercial	9,576	4,763	4,813	3,157	—	—

Commercial real estate:
Residential construction and land development	9,482	1,622	7,860	162	—	—
Retail	3,727	2,535	1,192	—	—	—
Office	2,378	1,416	962	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	3,151	3,151	—	—	—	—
Total commercial real estate	18,738	8,724	10,014	162	—	—

Residential mortgage:
Permanent mortgage	17,182	11,605	5,577	83	107	108
Permanent mortgage guaranteed by U.S. government agencies	855	180	675	—	—	—
Home equity	5,076	3,923	1,153	—	52	65
Total residential mortgage	23,113	15,708	7,405	83	159	173

Consumer	610	440	170	—	1	1

Total nonaccruing TDRs	$52,037	$29,635	$22,402	$3,402	$160	$174

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	57,818	17,269	40,549	—	—	—
Total TDRs	$109,855	$46,904	$62,951	$3,402	$160	$174

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at June 30, 2015 by class that were restructured during the three and six months ended June 30, 2015 by primary type of concession (in thousands):

	Three Months Ended June 30, 2015
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$1,176	$—	$1,176	$1,176
Services	—	—	—	—	—	7,972	7,972	7,972
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	706	—	—	706	706
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	706	1,176	7,972	9,854	9,854

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	—	57	475	532	532
Permanent mortgage guaranteed by U.S. government agencies	5,532	7,404	12,936	—	—	—	—	12,936
Home equity	—	—	—	—	—	578	578	578
Total residential mortgage	5,532	7,404	12,936	—	57	1,053	1,110	14,046

Consumer	—	—	—	—	—	89	89	89

Total	$5,532	$7,404	$12,936	$706	$1,233	$9,114	$11,053	$23,989

	Six Months Ended June 30, 2015
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$1,176	$—	$1,176	$1,176
Services	—	—	—	—	—	7,972	7,972	7,972
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	706	—	—	706	706
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	706	1,176	7,972	9,854	9,854

Commercial real estate:
Residential construction and land development	—	—	—	—	4,581	—	4,581	4,581
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	4,581	—	4,581	4,581

Residential mortgage:
Permanent mortgage	—	—	—	—	707	1,091	1,798	1,798
Permanent mortgage guaranteed by U.S. government agencies	11,904	11,215	23,119	—	—	843	843	23,962
Home equity	—	—	—	61	149	1,182	1,392	1,392
Total residential mortgage	11,904	11,215	23,119	61	856	3,116	4,033	27,152

Consumer	—	—	—	—	—	121	121	121

Total	$11,904	$11,215	$23,119	$767	$6,613	$11,209	$18,589	$41,708

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during three and six months ended June 30, 2014 by primary type of concession (in thousands):

	Three Months Ended June 30, 2014
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	3,542	—	3,542	3,542
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—
Total commercial	—	—	—	3,542	—	3,542	3,542

Commercial real estate:
Residential construction and land development	—	—	—	—	307	307	307
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	307	307	307

Residential mortgage:
Permanent mortgage	—	—	—	218	1,821	2,039	2,039
Permanent mortgage guaranteed by U.S. government agencies	4,260	6,694	10,954	—	230	230	11,184
Home equity	—	—	—	—	1,276	1,276	1,276
Total residential mortgage	4,260	6,694	10,954	218	3,327	3,545	14,499

Consumer	—	—	—	—	33	33	33

Total	$4,260	$6,694	$10,954	$3,760	$3,667	$7,427	$18,381

	Six Months Ended June 30, 2014
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	3,542	—	3,542	3,542
Manufacturing	—	—	—	3,000	—	3,000	3,000
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	26	26	26
Total commercial	—	—	—	6,542	26	6,568	6,568

Commercial real estate:
Residential construction and land development	—	—	—	422	307	729	729
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	422	307	729	729

Residential mortgage:
Permanent mortgage	—	—	—	348	2,062	2,410	2,410
Permanent mortgage guaranteed by U.S. government agencies	5,773	10,300	16,073	—	411	411	16,484
Home equity	—	—	—	—	1,564	1,564	1,564
Total residential mortgage	5,773	10,300	16,073	348	4,037	4,385	20,458

Consumer	—	—	—	—	46	46	46

Total	$5,773	$10,300	$16,073	$7,312	$4,416	$11,728	$27,801

The following table summarizes, by loan class, the recorded investment at June 30, 2015 and 2014, respectively, of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended June 30, 2015 and 2014, respestively (in thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—

Commercial real estate:
Residential construction and land development	—	—	—	—	337	337
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	337	337

Residential mortgage:
Permanent mortgage	—	1,341	1,341	—	1,796	1,796
Permanent mortgage guaranteed by U.S. government agencies	29,741	1,112	30,853	31,715	1,252	32,967
Home equity	—	479	479	—	503	503
Total residential mortgage	29,741	2,932	32,673	31,715	3,551	35,266

Consumer	—	30	30	—	30	30

Total	$29,741	$2,962	$32,703	$31,715	$3,918	$35,633

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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2015 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,895,302	$—	$—	$6,841	$2,902,143
Services	2,821,560	5,049	—	10,944	2,837,553
Wholesale/retail	1,373,050	87	—	4,166	1,377,303
Manufacturing	579,170	—	—	379	579,549
Healthcare	1,644,747	—	—	1,278	1,646,025
Other commercial and industrial	432,159	364	—	625	433,148
Total commercial	9,745,988	5,500	—	24,233	9,775,721

Commercial real estate:
Residential construction and land development	139,207	—	—	9,367	148,574
Retail	684,621	—	—	3,826	688,447
Office	560,725	—	—	2,360	563,085
Multifamily	710,486	652	—	195	711,333
Industrial	487,978	—	—	76	488,054
Other real estate loans	429,689	—	—	4,315	434,004
Total commercial real estate	3,012,706	652	—	20,139	3,033,497

Residential mortgage:
Permanent mortgage	907,860	6,277	—	32,187	946,324
Permanent mortgages guaranteed by U.S. government agencies	38,524	24,660	123,938	3,717	190,839
Home equity	734,837	2,564	99	10,065	747,565
Total residential mortgage	1,681,221	33,501	124,037	45,969	1,884,728

Consumer	429,214	426	—	550	430,190

Total	$14,869,129	$40,079	$124,037	$90,891	$15,124,136

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2014 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,857,082	$1,930	$—	$1,416	$2,860,428
Services	2,511,892	1,136	—	5,201	2,518,229
Wholesale/retail	1,309,167	—	—	4,149	1,313,316
Manufacturing	532,144	—	—	450	532,594
Healthcare	1,453,409	180	—	1,380	1,454,969
Other commercial and industrial	415,030	173	—	931	416,134
Total commercial	9,078,724	3,419	—	13,527	9,095,670

Commercial real estate:
Residential construction and land development	133,642	4,650	—	5,299	143,591
Retail	662,963	—	—	3,926	666,889
Office	412,124	—	—	3,420	415,544
Multifamily	704,298	—	—	—	704,298
Industrial	428,817	—	—	—	428,817
Other real estate loans	362,529	570	—	5,912	369,011
Total commercial real estate	2,704,373	5,220	—	18,557	2,728,150

Residential mortgage:
Permanent mortgage	929,090	5,970	46	34,845	969,951
Permanent mortgages guaranteed by U.S. government agencies	26,691	23,558	151,989	3,712	205,950
Home equity	761,247	2,723	77	9,564	773,611
Total residential mortgage	1,717,028	32,251	152,112	48,121	1,949,512

Consumer	433,590	547	2	566	434,705

Total	$13,933,715	$41,437	$152,114	$80,771	$14,208,037

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2014 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,416,139	$2,005	$25	$1,619	$2,419,788
Services	2,373,081	315	—	3,669	2,377,065
Wholesale/retail	1,312,255	11	—	5,885	1,318,151
Manufacturing	448,656	703	—	3,507	452,866
Healthcare	1,392,718	16	—	1,422	1,394,156
Other commercial and industrial	404,248	386	—	1,001	405,635
Total commercial	8,347,097	3,436	25	17,103	8,367,661

Commercial real estate:
Residential construction and land development	169,627	6	—	15,146	184,779
Retail	637,609	302	—	4,199	642,110
Office	390,626	—	—	3,591	394,217
Multifamily	677,403	—	—	—	677,403
Industrial	341,449	—	—	631	342,080
Other real estate loans	403,484	—	—	10,905	414,389
Total commercial real estate	2,620,198	308	—	34,472	2,654,978

Residential mortgage:
Permanent mortgage	977,897	10,079	—	32,952	1,020,928
Permanent mortgages guaranteed by U.S. government agencies	27,855	19,231	139,054	1,947	188,087
Home equity	787,863	1,855	41	9,441	799,200
Total residential mortgage	1,793,615	31,165	139,095	44,340	2,008,215

Consumer	394,246	992	1	765	396,004

Total	$13,155,156	$35,901	$139,121	$96,680	$13,426,858

(5) Acquisitions

On May 4, 2015, the Company acquired a majority voting interest in Heartland Food Products, LLC, a Kansas-based food product and restaurant equipment company.

The purchase price for this acquisition was $18 million. The preliminary purchase price allocation included $14 million of identifiable intangible assets and $7.7 million of goodwill. The pro-forma impact of these transactions was not material to the Company's consolidated financial statements.
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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2015		Dec. 31, 2014		June 30, 2014
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$481,880	$486,640	$291,537	$298,212	$310,341	$319,508
Residential mortgage loan commitments	849,619	8,323	627,505	9,971	546,864	13,616
Forward sales contracts	1,201,018	7,608	701,066	(4,001)	828,739	(7,249)
		$502,571		$304,182		$325,875

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2015, December 31, 2014 or June 30, 2014. No credit losses were recognized on residential mortgage loans held for sale for the six month periods ended June 30, 2015 and 2014.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Production revenue:
Net realized gains on sale of mortgage loans	$23,856	$12,745	$41,107	$21,924
Net change in unrealized gain on mortgage loans held for sale	(5,366)	5,052	(1,915)	7,849
Net change in the fair value of mortgage loan commitments	(9,177)	7,581	(1,648)	10,960
Net change in the fair value of forward sales contracts	13,800	(7,651)	11,609	(11,554)
Total production revenue	23,113	17,727	49,153	29,179
Servicing revenue	13,733	11,603	27,013	22,995
Total mortgage banking revenue	$36,846	$29,330	$76,166	$52,174

Production revenue includes gain (loss) on residential mortgage loans held for sale and changes in the fair value of derivative contracts not designated as hedging instruments related to residential mortgage loan commitments and forward sales contracts. Servicing revenue includes servicing fee income and late charges on loans serviced for others.

Residential Mortgage Servicing

Mortgage servicing rights may be originated or purchased. Both originated and purchased mortgage servicing rights are initially recognized at fair value. The Company has elected to carry all mortgage servicing rights at fair value. Changes in the fair value are recognized in earnings as they occur. The unpaid principal balance of loans serviced for others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	June 30, 2015	Dec. 31, 2014	June 30, 2014
Number of residential mortgage loans serviced for others	124,825	117,483	110,404
Outstanding principal balance of residential mortgage loans serviced for others	$17,979,623	$16,162,887	$14,626,291
Weighted average interest rate	4.18%	4.29%	4.36%
Remaining term (in months)	298	296	293

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2015 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Mar. 31, 2015	$9,593	$165,458	$175,051
Additions, net	—	23,232	23,232
Change in fair value due to loan runoff	(729)	(6,870)	(7,599)
Change in fair value due to market changes	1,866	6,144	8,010
Balance, June 30, 2015	$10,730	$187,964	$198,694

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2015 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2014	$11,114	$160,862	$171,976
Additions, net	—	42,382	42,382
Change in fair value due to loan runoff	(1,510)	(13,642)	(15,152)
Change in fair value due to market changes	1,126	(1,638)	(512)
Balance, June 30, 2015	$10,730	$187,964	$198,694

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2014 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Mar. 31, 2014	$14,790	$138,984	$153,774
Additions, net	—	13,172	13,172
Change in fair value due to loan runoff	(599)	(4,163)	(4,762)
Change in fair value due to market changes	(1,109)	(5,335)	(6,444)
Balance, June 30, 2014	$13,082	$142,658	$155,740

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2014 was as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2013	$15,935	$137,398	$153,333
Additions, net	—	21,816	21,816
Change in fair value due to loan runoff	(1,114)	(7,390)	(8,504)
Change in fair value due to market changes	(1,739)	(9,166)	(10,905)
Balance, June 30, 2014	$13,082	$142,658	$155,740
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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	June 30, 2015	Dec. 31, 2014	June 30, 2014
Discount rate – risk-free rate plus a market premium	10.13%	10.17%	10.20%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$63-$105	$60 - $105	$60 - $105
Delinquent loans	$175 - $550	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,250	$1000 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.77%	1.77%	1.69%
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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at June 30, 2015 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$93,150	$82,523	$18,038	$4,983	$198,694
Outstanding principal of loans serviced for others	$8,324,763	$7,019,158	$1,769,386	$866,316	$17,979,623
Weighted average prepayment rate[1]	7.12%	8.33%	12.38%	24.95%	8.97%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At June 30, 2015, a 50 basis point increase in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $1.2 million. A 50 basis point decrease in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $1.2 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at June 30, 2015 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$5,837,907	$37,238	$10,098	$27,212	$5,912,455
FNMA	5,967,948	25,851	4,515	22,867	6,021,181
GNMA	5,249,421	123,237	32,923	12,726	5,418,307
Other	616,287	5,498	1,094	4,801	627,680
Total	$17,671,563	$191,824	$48,630	$67,606	$17,979,623

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $169 million at June 30, 2015, $180 million at December 31, 2014 and $181 million at June 30, 2014. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets. At June 30, 2015, approximately 3% of the loans sold with recourse with an outstanding principal balance of $5.1 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5% with an outstanding balance of $7.8 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the accrual for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$7,020	$9,066	$7,299	$9,562
Provision for recourse losses	(40)	183	130	167
Loans charged off, net	(289)	(559)	(738)	(1,039)
Ending balance	$6,691	$8,690	$6,691	$8,690

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

The Company repurchased 54 loans from the agencies for $7.0 million during the second quarter of 2015. There were no indemnifications on loans paid during the second quarter of 2015. Losses recognized on indemnifications and repurchases were insignificant.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	June 30, 2015	June 30, 2014
Number of unresolved deficiency requests	214	188
Aggregate outstanding principal balance subject to unresolved deficiency requests	$17,446	$16,497
Unpaid principal balance subject to indemnification by the Company	4,269	2,248

The activity in the accruals for mortgage losses is summarized as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$11,140	$11,620	$11,868	$12,716
Provision for losses	(2,216)	1,150	(3,004)	1,353
Charge-offs, net	(16)	(651)	44	(1,950)
Ending balance	$8,908	$12,119	$8,908	$12,119
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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $5.2 million at June 30, 2015. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

Other consolidated alternative investments includes entities held under merchant banking authority. While the Company owns a majority of the voting interest in these entities, its ability to manage daily operations is limited by applicable banking regulations. Consolidated other assets includes total tangible assets, identifiable intangible assets and goodwill held by these entities.

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

A summary of consolidated and unconsolidated alternative investments as of June 30, 2015, December 31, 2014 and June 30, 2014 is as follows (in thousands):

	June 30, 2015
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$24,399	$—	$—	$19,278
Tax credit entities	10,000	12,516	—	10,964	10,000
Other	—	41,221	2,738	2,784	7,923
Total consolidated	$10,000	$78,136	$2,738	$13,748	$37,201

Unconsolidated:
Tax credit entities	$18,147	$91,949	$22,585	$—	$—
Other	—	12,184	3,918	—	—
Total unconsolidated	$18,147	$104,133	$26,503	$—	$—

	Dec. 31, 2014
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$25,627	$—	$—	$21,921
Tax credit entities	10,000	12,827	—	10,964	10,000
Other	—	5,996	—	—	2,106
Total consolidated	$10,000	$44,450	$—	$10,964	$34,027

Unconsolidated:
Tax credit entities	$18,192	$96,721	$28,920	$—	$—
Other	—	9,471	4,050	—	—
Total unconsolidated	$18,192	$106,192	$32,970	$—	$—

	June 30, 2014
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$27,834	$—	$—	$23,112
Tax credit entities	10,000	13,137	—	10,964	10,000
Other	—	7,112	—	—	2,017
Total consolidated	$10,000	$48,083	$—	$10,964	$35,129

Unconsolidated:
Tax credit entities	$19,855	$95,251	$30,782	$—	$—
Other	—	6,321	1,657	—	—
Total unconsolidated	$19,855	$101,572	$32,439	$—	$—

Other Commitments and Contingencies

At June 30, 2015, Cavanal Hill Funds’ assets included $1.2 billion of U.S. Treasury, $1.6 billion of cash management and $214 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at June 30, 2015. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2015 or 2014.

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

The Company agreed to guarantee rents totaling $29 million through September of 2017 to the City of Tulsa as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $7.0 million at June 30, 2015. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City of Tulsa through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.
(8) Shareholders' Equity

On July 28, 2015, the Company declared a a quarterly cash dividend of $0.42 per common share on or about August 28, 2015 to shareholders of record as of August 14, 2015.

Dividends declared were $0.42 and $0.84 per share during the three and six months ended June 30, 2015 and $0.40 and $0.80 per share during the three and six months ended June 30, 2014.

Accumulated Other Comprehensive Income (Loss)

AOCI includes unrealized gains and losses on available for sale ("AFS") securities and non-credit related unrealized losses on AFS securities for which an other-than-temporary impairment has been recorded in earnings. AOCI also includes unrealized gains on AFS securities that were transferred from AFS to investment securities in the third quarter of 2011. Such amounts are being amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of premium on the transferred securities. Unrealized losses on employee benefit plans will be reclassified into income as pension plan costs are recognized over the remaining service period of plan participants. Accumulated losses on the interest rate lock hedge of the 2005 subordinated debt issuance were reclassified into income over the ten-year life of the debt. Gains and losses in AOCI are net of deferred income taxes.

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2013	$(23,175)	$1,118	$(3,311)	$(255)	$(25,623)
Net change in unrealized gain (loss)	124,653	—	(2)	—	124,651
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(736)	—	—	(736)
Interest expense, Subordinated debentures	—	—	—	154	154
Net impairment losses recognized in earnings	—	—	—	—	—
Gain on available for sale securities, net	(1,244)	—	—	—	(1,244)
Other comprehensive income (loss), before income taxes	123,409	(736)	(2)	154	122,825
Federal and state income taxes[1]	48,013	(286)	(1)	60	47,786
Other comprehensive income (loss), net of income taxes	75,396	(450)	(1)	94	75,039
Balance, June 30, 2014	$52,221	$668	$(3,312)	$(161)	$49,416

Balance, December 31, 2014	$59,239	$376	$(2,868)	$(74)	$56,673
Net change in unrealized gain (loss)	(129)	—	—	—	(129)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(313)	—	—	(313)
Interest expense, Subordinated debentures	—	—	—	121	121
Net impairment losses recognized in earnings	92	—	—	—	92
Gain on available for sale securities, net	(7,760)	—	—	—	(7,760)
Other comprehensive income (loss), before income taxes	(7,797)	(313)	—	121	(7,989)
Federal and state income taxes[1]	(3,033)	(122)	—	47	(3,108)
Other comprehensive income (loss), net of income taxes	(4,764)	(191)	—	74	(4,881)
Balance, June 30, 2015	$54,475	$185	$(2,868)	$—	$51,792

[1]	Calculated using a 39% effective tax rate.

(9)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$79,230	$75,895	$154,073	$152,485
Less: Earnings allocated to participating securities	944	884	1,758	1,579
Numerator for basic earnings per share – income available to common shareholders	78,286	75,011	152,315	150,906
Effect of reallocating undistributed earnings of participating securities	1	1	2	2
Numerator for diluted earnings per share – income available to common shareholders	$78,287	$75,012	$152,317	$150,908

Denominator:
Weighted average shares outstanding	68,917,977	69,162,724	68,960,043	69,031,961
Less: Participating securities included in weighted average shares outstanding	821,636	802,779	784,716	713,272
Denominator for basic earnings per common share	68,096,341	68,359,945	68,175,327	68,318,689
Dilutive effect of employee stock compensation plans[1]	114,012	151,433	102,059	157,113
Denominator for diluted earnings per common share	68,210,353	68,511,378	68,277,386	68,475,802

Basic earnings per share	$1.15	$1.10	$2.23	$2.21
Diluted earnings per share	$1.15	$1.10	$2.23	$2.20
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	—	—

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2015 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$108,616	$21,728	$6,226	$39,161	$175,731
Net interest revenue (expense) from internal sources	(12,642)	7,624	$4,897	121	—
Net interest revenue	95,974	29,352	11,123	39,282	175,731
Provision for credit losses	(401)	1,674	1	2,726	4,000
Net interest revenue after provision for credit losses	96,375	27,678	11,122	36,556	171,731
Other operating revenue	45,580	58,564	65,875	6,266	176,285
Other operating expense	52,776	52,090	58,828	63,419	227,113
Net direct contribution	89,179	34,152	18,169	(20,597)	120,903
Corporate expense allocations	14,477	21,909	11,312	(47,698)	—
Net income before taxes	74,702	12,243	6,857	27,101	120,903
Federal and state income taxes	29,059	4,763	2,667	4,141	40,630
Net income	45,643	7,480	4,190	22,960	80,273
Net income attributable to non-controlling interests	—	—	—	1,043	1,043
Net income attributable to BOK Financial Corp. shareholders	$45,643	$7,480	$4,190	$21,917	$79,230

Average assets	$13,136,059	$7,341,766	$4,634,589	$5,351,658	$30,464,072
Average invested capital	1,028,989	269,388	224,972	1,821,261	3,344,610

Performance measurements:
Return on average assets	1.40%	0.41%	0.41%		1.04%
Return on average invested capital	17.82%	11.14%	8.46%		9.50%
Efficiency ratio	37.28%	57.18%	75.58%		64.21%

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2015 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$209,784	$42,453	$11,610	$79,610	$343,457
Net interest revenue (expense) from internal sources	(25,198)	15,538	$10,551	(891)	—
Net interest revenue	184,586	57,991	22,161	78,719	343,457
Provision for credit losses	(9,303)	1,674	(347)	11,976	4,000
Net interest revenue after provision for credit losses	193,889	56,317	22,508	66,743	339,457
Other operating revenue	88,464	114,795	128,222	10,821	342,302
Other operating expense	103,356	107,947	113,868	122,207	447,378
Net direct contribution	178,997	63,165	36,862	(44,643)	234,381
Corporate expense allocations	29,302	42,972	22,257	(94,531)	—
Net income before taxes	149,695	20,193	14,605	49,888	234,381
Federal and state income taxes	58,231	7,855	5,681	7,247	79,014
Net income	91,464	12,338	8,924	42,641	155,367
Net income attributable to non-controlling interests	—	—	—	1,294	1,294
Net income attributable to BOK Financial Corp. shareholders	$91,464	$12,338	$8,924	$41,347	$154,073

Average assets	$12,896,460	$7,317,460	$4,730,929	$5,273,902	$30,218,751
Average invested capital	1,013,116	270,738	224,247	1,823,407	3,331,508

Performance measurements:
Return on average assets	1.43%	0.34%	0.43%		1.03%
Return on average invested capital	18.23%	9.19%	9.02%		9.33%
Efficiency ratio	37.83%	58.99%	75.16%		64.55%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$94,810	$20,947	$5,778	$44,562	$166,097
Net interest revenue (expense) from internal sources	(11,349)	9,609	4,719	(2,979)	—
Net interest revenue	83,461	30,556	10,497	41,583	166,097
Provision for credit losses	(3,728)	1,576	492	1,660	—
Net interest revenue after provision for credit losses	87,189	28,980	10,005	39,923	166,097
Other operating revenue	42,720	53,373	65,528	4,521	166,142
Other operating expense	50,707	49,871	55,155	58,974	214,707
Net direct contribution	79,202	32,482	20,378	(14,530)	117,532
Corporate expense allocations	14,961	20,379	12,388	(47,728)	—
Net income before taxes	64,241	12,103	7,990	33,198	117,532
Federal and state income taxes	24,990	4,708	3,108	7,997	40,803
Net income	39,251	7,395	4,882	25,201	76,729
Net income attributable to non-controlling interests	—	—	—	834	834
Net income attributable to BOK Financial Corp. shareholders	$39,251	$7,395	$4,882	$24,367	$75,895

Average assets	$11,220,361	$7,090,195	$4,556,825	$4,619,440	$27,486,821
Average invested capital	937,085	276,294	214,936	1,713,706	3,142,021

Performance measurements:
Return on average assets	1.40%	0.42%	0.47%		1.11%
Return on average invested capital	16.81%	10.74%	9.97%		9.69%
Efficiency ratio	40.18%	56.30%	72.28%		64.30%

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$185,641	$41,930	$11,617	$89,551	$328,739
Net interest revenue (expense) from internal sources	(23,624)	18,838	9,403	(4,617)	—
Net interest revenue	162,017	60,768	21,020	84,934	328,739
Provision for credit losses	(7,192)	1,576	447	5,169	—
Net interest revenue after provision for credit losses	169,209	59,192	20,573	79,765	328,739
Other operating revenue	81,406	98,787	119,788	5,103	305,084
Other operating expense	99,997	92,498	104,404	102,912	399,811
Net direct contribution	150,618	65,481	35,957	(18,044)	234,012
Corporate expense allocations	28,943	39,584	23,810	(92,337)	—
Net income before taxes	121,675	25,897	12,147	74,293	234,012
Federal and state income taxes	47,332	10,074	4,725	18,109	80,240
Net income	74,343	15,823	7,422	56,184	153,772
Net income attributable to non-controlling interests	—	—	—	1,287	1,287
Net income attributable to BOK Financial Corp. shareholders	$74,343	$15,823	$7,422	$54,897	$152,485

Average assets	$11,077,572	$7,074,514	$4,589,141	$4,622,253	$27,363,480
Average invested capital	934,768	279,897	208,909	1,682,848	3,106,422

Performance measurements:
Return on average assets	1.36%	0.45%	0.36%		1.12%
Return on average invested capital	16.09%	11.40%	7.98%		9.90%
Efficiency ratio	40.83%	54.99%	73.72%		61.92%

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the six months ended June 30, 2015 and 2014, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the six months ended June 30, 2015 and 2014 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2015, December 31, 2014 or June 30, 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$40,212	$—	$40,212	$—
U.S. agency residential mortgage-backed securities	23,090	—	23,090	—
Municipal and other tax-exempt securities	62,801	—	62,801	—
Other trading securities	32,106	—	32,106	—
Total trading securities	158,209	—	158,209	—
Available for sale securities:
U.S. Treasury	1,000	1,000	—	—
Municipal and other tax-exempt	61,624	—	52,007	9,617
U.S. agency residential mortgage-backed securities	6,339,449	—	6,339,449	—
Privately issued residential mortgage-backed securities	154,150	—	154,150	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,401,364	—	2,401,364	—
Other debt securities	4,150	—	—	4,150
Perpetual preferred stock	19,648	—	19,648	—
Equity securities and mutual funds	18,732	4,216	14,516	—
Total available for sale securities	9,000,117	5,216	8,981,134	13,767
Fair value option securities:
U.S. agency residential mortgage-backed securities	436,324	—	436,324	—
Other securities	—	—	—	—
Total fair value option securities	436,324	—	436,324	—
Residential mortgage loans held for sale	502,571	—	494,598	7,973
Mortgage servicing rights[1]	198,694	—	—	198,694
Derivative contracts, net of cash collateral[2]	630,435	11,484	618,951	—
Other assets – private equity funds	24,399	—	—	24,399
Liabilities:
Derivative contracts, net of cash collateral[2]	620,277	1,080	619,197	—

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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2014 (in thousands):

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

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy and interest rate derivative contacts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets fro identical instruments (Level 1) were exchange-traded energy, interest rate and agricultural derivative contracts, fully offset by cash cash margin.

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
Residential Mortgage Loans Held for Sale
Residential mortgage loans held for sale are carried on the balance sheet at fair value. The fair values of residential mortgage loans held for sale are based upon quoted market prices of such loans sold in securitization transactions, including related unfunded loan commitments and forward sales contracts. The fair value of mortgage loans that were unable to be sold to U.S. government agencies were determined using quoted prices of loans that are sold in securitization transactions with a liquidity discount applied.

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

The following represents the changes for the three months ended June 30, 2015 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale	Other assets – private equity funds
Balance, Mar. 31, 2015	$9,623	$4,150	$6,870	$25,565
Transfer to Level 3 from Level 2	—	—	944	—
Purchases and capital calls	—	—	—	218
Proceeds from sales	—	—	—	—
Redemptions and distributions	—	—	—	(2,656)
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	159	—
Gain on other assets, net	—	—	—	1,272
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	(6)	—	—	—
Balance, June 30, 2015	$9,617	$4,150	$7,973	$24,399

The following represents the changes for the six months ended June 30, 2015 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale	Other assets – private equity funds
Balance, December 31, 2014	$10,093	$4,150	$11,856	$25,627
Transfer to Level 3 from Level 2	—	—	1,187	—
Purchases and capital calls	—	—	—	598
Proceeds from sales	—	—	(5,288)	—
Redemptions and distributions	(500)	—	—	(3,350)
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	218	—
Gain on other assets, net	—	—	—	1,524
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	24	—	—	—
Balance, June 30, 2015	$9,617	$4,150	$7,973	$24,399

The following represents the changes for the three months ended June 30, 2014 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, Mar. 31, 2014	$15,523	$4,712	$—	$27,466
Transfer to Level 3 from Level 2	—	—	—	—
Purchases, and capital calls	—	—	—	220
Redemptions and distributions	(5,165)	(500)	—	(2,075)
Gain (loss) recognized in earnings
Gain on other assets, net	—	—	—	2,223
Gain on available for sale securities, net	(157)	—	—	—
Charitable contributions to BOKF Foundation	—	—	—	—
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	244	19	—	—
Balance, June 30, 2014	$10,445	$4,231	$—	$27,834

The following represents the changes for the six months ended June 30, 2014 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Other assets – private equity funds
Balance, December 31, 2013	$17,805	$4,712	$4,207	$27,341
Transfer to Level 3 from Level 2	—	—	—	—
Purchases, and capital calls	—	—	—	425
Redemptions and distributions	(7,487)	(500)	—	(3,180)
Gain (loss) recognized in earnings
Gain on other assets, net	—	—	—	3,248
Gain on available for sale securities, net	(235)	—	—	—
Charitable contributions to BOKF Foundation	—	—	(2,420)	—
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	362	19	(1,787)	—
Balance, June 30, 2014	$10,445	$4,231	$—	$27,834

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2015 follows (in thousands):

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,370	$10,310	$9,617	Discounted cash flows	[1]	Interest rate spread	5.11%-5.41% (5.37%)	[2]
							92.50%-92.85% (92.74%)	[3]
Other debt securities	4,400	4,400	4,150	Discounted cash flows	[1]	Interest rate spread	4.36%-5.69% (5.54%)	[4]
							94.25% - 94.33 (94.32%)	[3]

Residential mortgage loans held for sale	N/A	8,384	7,973	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	95.09%
Other assets - private equity funds	N/A	N/A	24,399	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 502 to 527 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2015 for which the fair value was adjusted during the three and six months ended June 30, 2015:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2015			Three Months Ended June 30, 2015 Recognized in:		Six Months Ended June 30, 2015 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$5,041	$17	$574	$—	$1,117	$—
Real estate and other repossessed assets	—	8,046	445	—	533	—	1,126

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2015 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$17	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	445	Appraised value, as adjusted	Marketability adjustment off appraised value	41% - 86% (72%)

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2014 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$65	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2015 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$443,577				$443,577
Interest-bearing cash and cash equivalents	2,119,072				2,119,072
Trading securities:
U.S. Government agency debentures	40,212				40,212
U.S. agency residential mortgage-backed securities	23,090				23,090
Municipal and other tax-exempt securities	62,801				62,801
Other trading securities	32,106				32,106
Total trading securities	158,209				158,209
Investment securities:
Municipal and other tax-exempt	389,824				392,367
U.S. agency residential mortgage-backed securities	30,867				32,133
Other debt securities	204,973				217,542
Total investment securities	625,664				642,042
Available for sale securities:
U.S. Treasury	1,000				1,000
Municipal and other tax-exempt	61,624				61,624
U.S. agency residential mortgage-backed securities	6,339,449				6,339,449
Privately issued residential mortgage-backed securities	154,150				154,150
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,401,364				2,401,364
Other debt securities	4,150				4,150
Perpetual preferred stock	19,648				19,648
Equity securities and mutual funds	18,732				18,732
Total available for sale securities	9,000,117				9,000,117
Fair value option securities:
U.S. agency residential mortgage-backed securities	436,324				436,324
Other securities	—				—
Total fair value option securities	436,324				436,324
Residential mortgage loans held for sale	502,571				502,571
Loans:
Commercial	9,775,721	0.19% - 30.00%	0.63	0.49% - 4.42%	9,605,218
Commercial real estate	3,033,497	0.38% - 18.00%	0.76	1.01% - 3.77%	3,011,614
Residential mortgage	1,884,728	1.25% - 18.00%	2.20	0.97% - 3.99%	1,913,482
Consumer	430,190	0.38% - 21.00%	0.42	0.78% - 4.16%	426,983
Total loans	15,124,136				14,957,297
Allowance for loan losses	(201,087)				—
Loans, net of allowance	14,923,049				14,957,297
Mortgage servicing rights	198,694				198,694
Derivative instruments with positive fair value, net of cash margin	630,435				630,435
Other assets – private equity funds	24,399				24,399
Deposits with no stated maturity	18,435,350				18,435,350
Time deposits	2,624,379	0.02% - 9.64%	1.68	0.80% - 1.30%	2,618,625
Other borrowed funds	5,108,872	0.25% - 5.07%	0.00	0.08% - 2.65%	5,088,104
Subordinated debentures	226,278	0.96%	1.88	1.79%	222,842
Derivative instruments with negative fair value, net of cash margin	620,277				620,277

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

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2014 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$615,479				$615,479
Interest-bearing cash and cash equivalents	732,395				732,395
Trading securities:
U.S. Government agency debentures	19,027				19,027
U.S. agency residential mortgage-backed securities	13,540				13,540
Municipal and other tax-exempt securities	32,950				32,950
Other trading securities	35,580				35,580
Total trading securities	101,097				101,097
Investment securities:
Municipal and other tax-exempt	425,221				429,051
U.S. agency residential mortgage-backed securities	41,973				44,176
Other debt securities	182,743				197,584
Total investment securities	649,937				670,811
Available for sale securities:
U.S. Treasury	1,024				1,024
Municipal and other tax-exempt	64,970				64,970
U.S. agency residential mortgage-backed securities	7,259,504				7,259,504
Privately issued residential mortgage-backed securities	179,042				179,042
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,115,295				2,115,295
Other debt securities	34,528				34,528
Perpetual preferred stock	24,730				24,730
Equity securities and mutual funds	20,053				20,053
Total available for sale securities	9,699,146				9,699,146
Fair value option securities:
U.S. agency residential mortgage-backed securities	181,205				181,205
Other securities	4,469				4,469
Total fair value option securities	185,674				185,674
Residential mortgage loans held for sale	325,875				325,875
Loans:
Commercial	8,367,661	0.16% - 30.00%	0.67	0.55% - 4.28%	8,244,031
Commercial real estate	2,654,978	0.38% - 18.00%	0.83	1.14% - 3.59%	2,635,903
Residential mortgage	2,008,215	1.20% - 18.00%	2.49	0.55% - 4.18%	2,043,551
Consumer	396,004	0.38% - 21.00%	0.49	1.07% - 3.79%	39,038
Total loans	13,426,858				12,962,523
Allowance for loan losses	(190,690)				—
Loans, net of allowance	13,236,168				12,962,523
Mortgage servicing rights	155,740				155,740
Derivative instruments with positive fair value, net of cash margin	357,680				357,680
Other assets – private equity funds	27,834				27,834
Deposits with no stated maturity	17,956,038				17,956,038
Time deposits	2,615,826	0.03% - 9.64%	2.07	0.74% - 1.29%	2,623,086
Other borrowed funds	3,009,610	0.25% - 6.80%	0.00	0.09% - 2.62%	2,984,331
Subordinated debentures	347,890	0.91% - 5.00%	2.16	2.20%	344,717
Derivative instruments with negative fair value, net of cash margin	297,851				297,851

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $172 million at June 30, 2015, $161 million at December 31, 2014 and $164 million at June 30, 2014.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at June 30, 2015, December 31, 2014 or June 30, 2014.
Fair Value Election

As more fully disclosed in Note 2 and Note 6 to the Consolidated Financial Statements, the Company has elected to carry all residential mortgage-backed securities which have been designated as economic hedges against changes in the fair value of mortgage servicing rightsand all residential mortgage loans originated for sale at fair value. Changes in the fair value of these financial instruments are recognized in earnings.

(12) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amount:
Federal statutory tax	$42,316	$41,136	$82,033	$81,904
Tax exempt revenue	(2,322)	(2,098)	(4,568)	(4,090)
Effect of state income taxes, net of federal benefit	2,510	2,457	5,125	5,327
Utilization of tax credits:
Low-income housing tax credit, net of amortization	(1,055)	160	(1,812)	(832)
Other tax credits	(522)	(674)	(1,043)	(1,055)
Bank-owned life insurance	(828)	(784)	(1,632)	(1,552)
Charitable contributions to BOKF Foundation	—	—	—	(427)
Other, net	531	606	911	965
Total	$40,630	$40,803	$79,014	$80,240

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Percent of pretax income:
Federal statutory tax	35.0%	35.0%	35.0%	35.0%
Tax exempt revenue	(1.9)	(1.8)	(1.9)	(1.7)
Effect of state income taxes, net of federal benefit	2.1	2.2	2.2	2.3
Utilization of tax credits:
Low-income housing tax credit, net of amortization	(0.9)	0.1	(0.8)	(0.4)
Other tax credits	(0.4)	(0.6)	(0.4)	(0.5)
Bank-owned life insurance	(0.7)	(0.7)	(0.7)	(0.7)
Charitable contributions to BOKF Foundation	—	—	—	(0.2)
Other, net	0.4	0.5	0.3	0.5
Total	33.6%	34.7%	33.7%	34.3%
(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2015 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,045,761	$2,672	0.26%	$592,543	$648	0.22%
Trading securities	134,142	1,271	2.17%	104,363	1,058	2.60%
Investment securities
Taxable	239,195	6,577	5.50%	229,569	6,477	5.64%
Tax-exempt	396,422	3,089	1.56%	435,669	3,594	1.65%
Total investment securities	635,617	9,666	3.04%	665,238	10,071	3.03%
Available for sale securities
Taxable	8,997,344	85,460	1.94%	9,842,763	93,713	1.92%
Tax-exempt	84,785	1,759	4.31%	95,413	1,742	3.76%
Total available for sale securities	9,082,129	87,219	1.96%	9,938,176	95,455	1.94%
Fair value option securities	420,119	4,323	2.22%	165,097	1,645	1.96%
Restricted equity securities	200,766	5,825	5.80%	91,158	2,272	4.98%
Residential mortgage loans held for sale	406,482	6,841	3.38%	202,346	4,113	4.10%
Loans[2]	14,730,936	264,555	3.62%	13,107,068	251,843	3.87%
Allowance for loan losses	(196,684)			(188,160)
Loans, net of allowance	14,534,252	264,555	3.67%	12,918,908	251,843	3.93%
Total earning assets	27,459,268	382,372	2.82%	24,677,829	367,105	3.00%
Receivable on unsettled securities sales	97,025			111,750
Cash and other assets	2,662,458			2,573,901
Total assets	$30,218,751			$27,363,480
Liabilities and equity
Interest-bearing deposits:
Transaction	$10,200,234	$4,662	0.09%	$9,875,769	$5,048	0.10%
Savings	373,878	197	0.11%	346,070	204	0.12%
Time	2,655,550	18,512	1.41%	2,661,106	20,511	1.55%
Total interest-bearing deposits	13,229,662	23,371	0.36%	12,882,945	25,763	0.40%
Funds purchased	66,504	29	0.09%	797,107	268	0.07%
Repurchase agreements	886,781	165	0.04%	844,401	333	0.08%
Other borrowings	3,545,381	5,500	0.31%	1,167,547	2,301	0.40%
Subordinated debentures	327,844	3,860	2.37%	347,846	4,347	2.52%
Total interest-bearing liabilities	18,056,172	32,925	0.37%	16,039,846	33,012	0.42%
Non-interest bearing demand deposits	7,941,409			7,484,096
Due on unsettled securities purchases	178,084			141,547
Other liabilities	676,489			556,894
Total equity	3,366,597			3,141,097
Total liabilities and equity	$30,218,751			$27,363,480
Tax-equivalent Net Interest Revenue		$349,447	2.45%		$334,093	2.58%
Tax-equivalent Net Interest Revenue to Earning Assets			2.58%			2.73%
Less tax-equivalent adjustment		5,990			5,354
Net Interest Revenue		343,457			328,739
Provision for credit losses		4,000			—
Other operating revenue		342,302			305,084
Other operating expense		447,378			399,811
Income before taxes		234,381			234,012
Federal and state income taxes		79,014			80,240
Net income		155,367			153,772
Net income attributable to non-controlling interests		1,294			1,287
Net income attributable to BOK Financial Corp. shareholders		$154,073			$152,485
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$2.23			$2.21
Diluted		$2.23			$2.20
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

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	June 30, 2015			March 31, 2015
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,002,456	$1,250	0.25%	$2,089,546	$1,422	0.27%
Trading securities	127,391	585	1.85%	140,968	685	2.55%
Investment securities
Taxable	236,956	3,251	5.49%	241,458	3,326	5.51%
Tax-exempt	391,533	1,526	1.56%	401,367	1,564	1.56%
Total investment securities	628,489	4,777	3.05%	642,825	4,890	3.04%
Available for sale securities
Taxable	8,980,312	42,355	1.92%	9,014,566	43,105	1.95%
Tax-exempt	82,694	838	4.21%	86,899	921	4.40%
Total available for sale securities	9,063,006	43,193	1.94%	9,101,464	44,026	1.98%
Fair value option securities	435,294	2,320	2.17%	404,775	2,003	2.28%
Restricted equity securities	221,911	3,228	5.82%	179,385	2,597	5.79%
Residential mortgage loans held for sale	464,269	3,892	3.37%	348,054	2,949	3.41%
Loans[2]	14,905,352	135,603	3.65%	14,554,582	128,952	3.59%
Allowance for loan losses	(198,400)			(194,948)
Loans, net of allowance	14,706,952	135,603	3.70%	14,359,634	128,952	3.64%
Total earning assets	27,649,768	194,848	2.84%	27,266,651	187,525	2.80%
Receivable on unsettled securities sales	94,374			99,706
Cash and other assets	2,719,930			2,604,347
Total assets	$30,464,072			$29,970,704
Liabilities and equity
Interest-bearing deposits:
Transaction	$10,063,589	$2,197	0.09%	$10,338,396	$2,465	0.10%
Savings	381,833	103	0.11%	365,835	94	0.10%
Time	2,651,820	8,966	1.36%	2,659,323	9,546	1.46%
Total interest-bearing deposits	13,097,242	11,266	0.35%	13,363,554	12,105	0.37%
Funds purchased	63,312	13	0.08%	69,730	16	0.09%
Repurchase agreements	773,977	61	0.03%	1,000,839	104	0.04%
Other borrowings	4,001,479	3,047	0.31%	3,084,214	2,453	0.32%
Subordinated debentures	307,903	1,695	2.21%	348,007	2,165	2.52%
Total interest-bearing liabilities	18,243,913	16,082	0.35%	17,866,344	16,843	0.38%
Non-interest bearing demand deposits	7,996,717			7,885,485
Due on unsettled securities purchases	151,369			205,096
Other liabilities	690,604			662,218
Total equity	3,381,469			3,351,561
Total liabilities and equity	$30,464,072			$29,970,704
Tax-equivalent Net Interest Revenue		$178,766	2.49%		$170,682	2.42%
Tax-equivalent Net Interest Revenue to Earning Assets			2.61%			2.55%
Less tax-equivalent adjustment		3,035			2,956
Net Interest Revenue		175,731			167,726
Provision for credit losses		4,000			—
Other operating revenue		176,285			166,017
Other operating expense		227,113			220,265
Income before taxes		120,903			113,478
Federal and state income taxes		40,630			38,384
Net income		80,273			75,094
Net income attributable to non-controlling interests		1,043			251
Net income attributable to BOK Financial Corp. shareholders		$79,230			$74,843
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.15			$1.08
Diluted		$1.15			$1.08
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

Three Months Ended
December 31, 2014			September 30, 2014			June 30, 2014
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$2,090,176	$1,500	0.28%	$1,217,942	$601	0.20%	$635,140	$383	0.24%
164,502	901	2.48%	107,909	561	2.67%	116,186	527	2.40%

244,395	3,468	5.68%	228,771	3,238	5.66%	226,528	3,195	5.64%
406,516	1,586	1.56%	412,604	1,605	1.56%	432,265	1,764	1.63%
650,911	5,054	3.11%	641,375	4,843	3.03%	658,793	4,959	3.01%

9,073,467	43,953	1.97%	9,436,137	45,257	1.94%	9,706,965	46,458	1.94%
88,434	904	4.23%	90,590	675	3.14%	93,969	1,007	4.44%
9,161,901	44,857	1.99%	9,526,727	45,932	1.95%	9,800,934	47,465	1.96%
221,773	1,053	2.18%	180,268	913	2.05%	164,684	794	1.94%
182,737	2,635	5.77%	142,418	2,133	5.99%	97,016	1,275	5.26%
321,746	3,101	3.87%	310,924	2,929	3.79%	219,308	2,523	4.63%
13,882,005	130,378	3.73%	13,518,578	128,695	3.78%	13,264,461	127,508	3.85%
(190,787)			(191,141)			(189,329)
13,691,218	130,378	3.78%	13,327,437	128,695	3.83%	13,075,132	127,508	3.91%
26,484,964	189,479	2.86%	25,455,000	186,607	2.93%	24,767,193	185,434	3.02%
69,109			63,277			108,825
2,578,124			2,597,280			2,610,803
$29,132,197			$28,115,557			$27,486,821

$9,730,564	$2,328	0.09%	$9,473,575	$2,381	0.10%	$9,850,991	$2,489	0.10%
346,132	96	0.11%	342,488	101	0.12%	355,459	106	0.12%
2,647,147	9,777	1.47%	2,610,561	10,237	1.56%	2,636,444	10,182	1.55%
12,723,843	12,201	0.38%	12,426,624	12,719	0.41%	12,842,894	12,777	0.40%
71,728	14	0.08%	320,817	59	0.07%	574,926	107	0.07%
996,308	109	0.04%	1,027,206	141	0.05%	914,892	182	0.08%
3,021,094	2,443	0.32%	2,333,961	2,004	0.34%	1,294,932	1,279	0.40%
347,960	2,189	2.50%	347,914	2,154	2.46%	347,868	2,189	2.52%
17,160,933	16,956	0.39%	16,456,522	17,077	0.41%	15,975,512	16,534	0.42%
7,974,165			7,800,350			7,654,225
137,566			124,952			166,521
549,388			485,304			513,839
3,310,145			3,248,429			3,176,724
$29,132,197			$28,115,557			$27,486,821
	$172,523	2.47%		$169,530	2.52%		$168,900	2.60%
		2.61%			2.67%			2.75%
	2,859			2,739			2,803
	169,664			166,791			166,097
	—			—			—
	151,903			164,971			166,142
	225,877			221,834			214,707
	95,690			109,928			117,532
	30,109			33,802			40,803
	65,581			76,126			76,729
	1,263			494			834
	$64,318			$75,632			$75,895

	$0.93			$1.09			$1.10
	$0.93			$1.09			$1.10

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014

Interest revenue	$191,813	$184,569	$186,620	$183,868	$182,631
Interest expense	16,082	16,843	16,956	17,077	16,534
Net interest revenue	175,731	167,726	169,664	166,791	166,097
Provision for credit losses	4,000	—	—	—	—
Net interest revenue after provision for credit losses	171,731	167,726	169,664	166,791	166,097
Other operating revenue
Brokerage and trading revenue	36,012	31,707	30,602	35,263	39,056
Transaction card revenue	32,778	31,010	31,467	31,578	31,510
Fiduciary and asset management revenue	32,712	31,469	30,649	29,738	29,543
Deposit service charges and fees	22,328	21,684	22,581	22,508	23,133
Mortgage banking revenue	36,846	39,320	30,105	26,814	29,330
Bank-owned life insurance	2,398	2,198	2,380	2,326	2,274
Other revenue	9,473	8,603	10,071	10,320	9,208
Total fees and commissions	172,547	165,991	157,855	158,547	164,054
Gain (loss) on other assets, net	1,457	755	338	1,422	3,521
Gain (loss) on derivatives, net	(1,032)	911	1,070	(93)	831
Gain (loss) on fair value option securities, net	(8,130)	2,647	3,685	(332)	4,176
Change in fair value of mortgage servicing rights	8,010	(8,522)	(10,821)	5,281	(6,444)
Gain on available for sale securities, net	3,433	4,327	149	146	4
Total other-than-temporary impairment losses	—	(781)	(373)	—	—
Portion of loss recognized in (reclassified from) other comprehensive income	—	689	—	—	—
Net impairment losses recognized in earnings	—	(92)	(373)	—	—
Total other operating revenue	176,285	166,017	151,903	164,971	166,142
Other operating expense
Personnel	132,695	128,548	125,741	123,043	123,714
Business promotion	7,765	5,748	7,498	6,160	7,150
Charitable contributions to BOKF Foundation	—	—	1,847	—	—
Professional fees and services	9,560	10,059	11,058	14,763	11,054
Net occupancy and equipment	18,927	19,044	22,655	18,892	18,789
Insurance	5,116	4,980	4,777	4,793	4,467
Data processing and communications	31,463	30,620	30,872	29,971	29,071
Printing, postage and supplies	3,553	3,461	3,168	3,380	3,429
Net losses (gains) and operating expenses of repossessed assets	223	613	(1,497)	4,966	1,118
Amortization of intangible assets	1,090	1,090	1,100	1,100	949
Mortgage banking costs	7,419	9,319	10,553	7,734	7,960
Other expense	9,302	6,783	8,105	7,032	7,006
Total other operating expense	227,113	220,265	225,877	221,834	214,707
Net income before taxes	120,903	113,478	95,690	109,928	117,532
Federal and state income taxes	40,630	38,384	30,109	33,802	40,803
Net income	80,273	75,094	65,581	76,126	76,729
Net income attributable to non-controlling interests	1,043	251	1,263	494	834
Net income attributable to BOK Financial Corporation shareholders	$79,230	$74,843	$64,318	$75,632	$75,895

Earnings per share:
Basic	$1.15	$1.08	$0.93	$1.09	$1.10
Diluted	$1.15	$1.08	$0.93	$1.09	$1.10
Average shares used in computation:
Basic	68,096,341	68,254,780	68,481,630	68,455,866	68,359,945
Diluted	68,210,353	68,344,886	68,615,808	68,609,765	68,511,378

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2015	960	$62.68	—	1,258,348
May 1 to May 31, 2015	5,970	$65.03	—	1,258,348
June 1 to June 30, 2015	47,583	$68.74	—	1,258,348
Total	54,513		—

[1]
On April 24, 2012, the Company’s board of directors authorized the Company to repurchase up to two million shares of the Company’s common stock. As of June 30, 2015, the Company had repurchased 741,652 shares under this plan.

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

Date:        July 31, 2015

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer