Form 10-Q
period 2015-09-30
BOK FINANCIAL CORP ET AL
filed 2015-10-30
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,713,031 shares of common stock ($.00006 par value) as of September 30, 2015.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2015

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $74.9 million or $1.09 per diluted share for the third quarter of 2015, compared to $75.6 million or $1.09 per diluted share for the third quarter of 2014 and $79.2 million or $1.15 per diluted share for the second quarter of 2015.

Highlights of the third quarter of 2015 included:

•
Net interest revenue totaled $178.6 million for the third quarter of 2015, compared to $166.8 million for the third quarter of 2014 and $175.7 million for the second quarter of 2015. Net interest revenue increased over the prior year primarily due to growth in average earning assets. Net interest margin was 2.61% for the third quarter of 2015. Net interest margin was 2.67% for the third quarter of 2014 and 2.61% for the second quarter of 2015. The decrease compared to the prior year was primarily due lower loan portfolio yield.

•
Fees and commissions revenue totaled $164.7 million for the third quarter of 2015, a $6.1 million or 4% increase over the third quarter of 2014. Mortgage banking revenue increased $6.4 million based on higher loan production volume. Fees and commissions revenue decreased $7.9 million compared to the second quarter of 2015. Brokerage and trading revenue decreased $4.4 million and mortgage banking revenue decreased $3.7 million.

•
Changes in the fair value of mortgage servicing rights, net of economic hedges, decreased pre-tax net income in the third quarter of 2015 by $4.4 million, increased pre-tax net income in the third quarter of 2014 by $4.8 million and decreased pre-tax net income by $1.1 million in the second quarter of 2015. Net changes in the fair value of mortgage servicing rights for the third quarter of 2015 were largely driven by decreases in both the period end mortgage interest rates and escrow earnings rate.

•
Operating expenses totaled $224.6 million for the third quarter of 2015, an increase of $2.8 million over the third quarter of 2014. Personnel expense increased $6.0 million and non-personnel expense decreased $3.2 million. Operating expenses decreased $2.5 million compared to the previous quarter.

•
The Company recorded a $7.5 million provision for credit losses in the third quarter of 2015. The additional provision was primarily due to credit migration and loan portfolio growth during the third quarter. The Company recorded a $4.0 million provision in the second quarter of 2015. No provision for credit losses was recorded in the third quarter of 2014. Gross charge-offs were $5.3 million in the third quarter of 2015, $2.6 million in the third quarter of 2014 and $2.9 million in the second quarter of 2015. Recoveries were $3.5 million in the third quarter of 2015, compared to $3.1 million in the third quarter of 2014 and $2.2 million in the second quarter of 2015.

•
The combined allowance for credit losses totaled $208 million or 1.35% of outstanding loans at September 30, 2015, compared to $202 million or 1.34% of outstanding loans at June 30, 2015. The portion of the combined allowance attributed to the energy portfolio totaled 2.05 percent of outstanding energy loans at September 30, an increase from 1.74 percent of outstanding energy loans at June 30.

•
Nonperforming assets that are not guaranteed by U.S. government agencies totaled $119 million or 0.78% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at September 30, 2015 and $123 million or 0.82% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at June 30, 2015.

•
Average loans increased by $287 million over the previous quarter due primarily to a $209 million increase in commercial real estate loans. Average commercial loans and personal loans also increased over the previous quarter. Period-end outstanding loan balances were $15.4 billion at September 30, 2015, a $243 million increase over June 30, 2015. Commercial real estate loans increased $202 million, personal loans increased $36 million and commercial loan balances increased $22 million.

•
Average deposits decreased $401 million compared to the previous quarter, primarily due to a decrease in interest-bearing transaction accounts and time deposits. Period-end deposits were $20.6 billion at September 30, 2015, a decrease of $440 million compared to June 30, 2015.

•
New regulatory capital rules were effective for BOK Financial on January 1, 2015 and established a 7% threshold for the common equity Tier 1 ratio. The Company's common equity Tier 1 ratio was 12.78% at September 30, 2015. In addition, the Company's Tier 1 capital ratio was 12.78%, total capital ratio was 13.89% and leverage ratio was 9.55% at September 30, 2015. The Company's common equity Tier 1 ratio was 13.01% at June 30, 2015. In addition, the Company's Tier 1 capital ratio was 13.01%, total capital ratio was 14.11% and leverage ratio was 9.75% at June 30, 2015.

•
The Company paid a regular quarterly cash dividend of $29 million or $0.42 per common share during the third quarter of 2015. On October 27, 2015, the board of directors approved an increase in the regular quarterly cash dividend to $0.43 per common share payable on or about November 27, 2015 to shareholders of record as of November 13, 2015.

•
The Company repurchased 1,258,348 common shares at an average price of $63.79 per share during the third quarter of 2015, completing the existing board approval for share repurchases. No shares were repurchased during the second quarter of 2015 and third quarter of 2014. On October 27, 2015, the board of directors authorized the Company to purchase up to five million additional common shares, subject to market conditions, securities law and other regulatory compliance limitations.

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

Net interest revenue totaled $178.6 million for the third quarter of 2015 compared to $166.8 million for the third quarter of 2014 and $175.7 million for the second quarter of 2015. Net interest margin was 2.61% for the third quarter of 2015, 2.67% for the third quarter of 2014 and 2.61% for the second quarter of 2015.

Net interest revenue increased $11.8 million over the third quarter of 2014. Net interest revenue increased $16.0 million primarily due to the growth in average loan balances. Net interest revenue decreased $3.6 million primarily due to lower loan yields, partially offset by lower funding costs and increased yields on the available for sale securities portfolio.

The tax-equivalent yield on earning assets was 2.83% for the third quarter of 2015, down 10 basis points from the third quarter of 2014. Loan yields decreased 24 basis points primarily due to continued market pricing pressure and lower interest rates. The available for sale securities portfolio yield increased 6 basis points to 2.01%. Funding costs were down 9 basis points compared to the third quarter of 2014. The cost of interest-bearing deposits decreased 7 basis points and the cost of other borrowed funds increased 3 basis points largely due to the mix of funding sources. The cost of subordinated debentures decreased 142 basis points as $122 million of fixed-rate subordinated debt matured on June 1, 2015. The cost of this subordinated debt, including issuance discounts and hedge loss was 5.56%. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 10 basis points for the third quarter of 2015 and 15 basis points for the third quarter of 2014.

Average earning assets for the third quarter of 2015 increased $2.4 billion or 9% over the third quarter of 2014. Average loans, net of allowance for loan losses, increased $1.7 billion due primarily to growth in average commercial and commercial real estate loans. The average balance of interest-bearing cash and cash equivalents was up $821 million over the third quarter of 2014 as borrowings from the Federal Home Loan Banks were deposited in the Federal Reserve to earn a spread. The average balance of available for sale securities decreased $584 million as we reduced the size of our bond portfolio during 2014 through normal monthly runoff to better position the balance sheet for a longer-term rising rate environment. The average balances of fair value option securities held as an economic hedge of our mortgage servicing rights, restricted equity securities, residential mortgage loans held for sale and trading securities were all up over the prior year.

Average deposits increased $466 million over the third quarter of 2014, including a $287 million increase in average interest-bearing transaction accounts and a $194 million increase in average demand deposit balances. Growth in average savings account balances was offset by a decrease in average time deposits compared to the prior year. Average borrowed funds increased $1.8 billion over the third quarter of 2014, primarily due to increased borrowings from the Federal Home Loan Banks. The average balance of subordinated debentures decreased $122 million.

Net interest margin was unchanged compared to the second quarter of 2015. The yield on average earning assets decreased 1 basis point. The loan portfolio yield decreased 11 basis points to 3.54%. The second quarter included a 6 basis point benefit from $2.3 million of nonaccrual interest recoveries. Competitive loan pricing and low interest rates continue to impact loan yields. The yield on the available for sale securities portfolio increased 7 basis points to 2.01%. Funding costs were down 3 basis points to 0.32%. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities decreased 2 basis points.
Average earning assets increased $203 million during the third quarter of 2015, primarily due to growth in average outstanding loans of $287 million over the previous quarter. Average commercial real estate loan balances increased $209 million and average commercial loan balances were up $51 million. The average balance of trading securities increased $52 million, the average balance of cash and cash equivalents increased $36 million and the average balance of restricted equity securities increased $34 million. This growth was partially offset by a $121 million decrease in the average balance of the available for sale securities portfolio and a $63 million decrease in the average balance of residential mortgage loans held for sale.
Average deposits decreased $401 million compared to the previous quarter. Interest-bearing transaction account balances decreased $303 million and average time deposit balances decreased $94 million. The average balance of borrowed funds increased $684 million over the second quarter of 2015, primarily due to increased borrowings from the Federal Home Loan Banks, partially offset by a decrease in average repurchase agreement balances. The average balance of subordinated debentures decreased $82 million.

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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended September 30, 2015 / 2014			Nine Months Ended September 30, 2015 / 2014
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$841	$505	$336	$2,865	$2,226	$639
Trading securities	384	377	7	597	797	(200)
Investment securities:
Taxable securities	(27)	72	(99)	73	337	(264)
Tax-exempt securities	(137)	(118)	(19)	(642)	(431)	(211)
Total investment securities	(164)	(46)	(118)	(569)	(94)	(475)
Available for sale securities:
Taxable securities	(1,784)	(2,902)	1,118	(10,037)	(12,100)	2,063
Tax-exempt securities	121	(85)	206	138	(302)	440
Total available for sale securities	(1,663)	(2,987)	1,324	(9,899)	(12,402)	2,503
Fair value option securities	1,567	1,382	185	4,245	3,690	555
Restricted equity securities	1,669	1,705	(36)	5,222	4,476	746
Residential mortgage loans held for sale	864	865	(1)	3,592	4,639	(1,047)
Loans	6,803	15,464	(8,661)	19,515	45,702	(26,187)
Total tax-equivalent interest revenue	10,301	17,265	(6,964)	25,568	49,034	(23,466)
Interest expense:
Transaction deposits	(320)	115	(435)	(706)	128	(834)
Savings deposits	(4)	12	(16)	(11)	34	(45)
Time deposits	(1,664)	(179)	(1,485)	(3,663)	(275)	(3,388)
Funds purchased	(44)	(48)	4	(283)	(338)	55
Repurchase agreements	(92)	(42)	(50)	(260)	(52)	(208)
Other borrowings	1,633	1,982	(349)	4,832	6,088	(1,256)
Subordinated debentures	(1,558)	(533)	(1,025)	(2,045)	(918)	(1,127)
Total interest expense	(2,049)	1,307	(3,356)	(2,136)	4,667	(6,803)
Tax-equivalent net interest revenue	12,350	15,958	(3,608)	27,704	44,367	(16,663)
Change in tax-equivalent adjustment	505			1,141
Net interest revenue	$11,845			$26,563

[1]	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $163.4 million for the third quarter of 2015, a $1.5 million decrease compared to the third quarter of 2014 and a $12.8 million decrease compared to the second quarter of 2015. Fees and commissions revenue increased $6.1 million over the third quarter of 2014 and decreased $7.9 million compared to the prior quarter. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue by $4.4 million in the third quarter of 2015 and $1.1 million in the second quarter of 2015 and increased other operating revenue by $4.8 million in the third quarter of 2014.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended Sept. 30,				Three Months Ended June 30, 2015
	2015	2014	Increase (Decrease)	% Increase (Decrease)		Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$31,582	$35,263	$(3,681)	(10)%	$36,012	$(4,430)	(12)%
Transaction card revenue	32,514	31,578	936	3%	32,778	(264)	(1)%
Fiduciary and asset management revenue	30,807	29,738	1,069	4%	32,712	(1,905)	(6)%
Deposit service charges and fees	23,606	22,508	1,098	5%	22,328	1,278	6%
Mortgage banking revenue	33,170	26,814	6,356	24%	36,846	(3,676)	(10)%
Bank-owned life insurance	2,360	2,326	34	1%	2,398	(38)	(2)%
Other revenue	10,618	10,320	298	3%	9,473	1,145	12%
Total fees and commissions revenue	164,657	158,547	6,110	4%	172,547	(7,890)	(5)%
Gain on other assets, net	1,161	1,422	(261)	N/A	1,457	(296)	N/A
Gain (loss) on derivatives, net	1,283	(93)	1,376	N/A	(1,032)	2,315	N/A
Gain (loss) on fair value option securities, net	5,926	(332)	6,258	N/A	(8,130)	14,056	N/A
Change in fair value of mortgage servicing rights	(11,757)	5,281	(17,038)	N/A	8,010	(19,767)	N/A
Gain on available for sale securities, net	2,166	146	2,020	N/A	3,433	(1,267)	N/A
Total other operating revenue	$163,436	$164,971	$(1,535)	(1)%	$176,285	$(12,849)	(7)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 48% of total revenue for the third quarter of 2015, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue includes revenues from securities trading, customer hedging, retail brokerage and investment banking. Brokerage and trading revenue decreased $3.7 million compared to the third quarter of 2014.

Securities trading revenue was $11.7 million for the third quarter of 2015, an increase of $2.2 million over the third quarter of 2014. Securities trading revenue includes net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $9.3 million for the third quarter of 2015, a $1.6 million decrease compared to the third quarter of 2014. Higher volumes of derivative contracts executed by our mortgage banking customers were offset by lower volumes of energy, foreign exchange and interest rate contracts.

Revenue earned from retail brokerage transactions decreased $2.4 million or 29% compared to the third quarter of 2014 to $6.0 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions during the quarter. While sales volume increased over 2014, customers moved toward lower margin products.

Investment banking revenue, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $4.6 million for the third quarter of 2015, a $1.9 million or 29% decrease compared to the third quarter of 2014, primarily related to lower loan syndication fees.

Brokerage and trading revenue decreased $4.4 million compared to the second quarter of 2015. Investment banking fees decreased $2.5 million compared to the prior quarter primarily due to lower loan syndication, financial advisory and underwriting fees. Excluding the impact of $382 thousand of recoveries received from the Lehman Brothers bankruptcy in the second quarter of 2015, customer hedging revenue decreased $1.6 million. Securities trading revenue increased $303 thousand and retail brokerage fees were up $113 thousand over the prior quarter.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the third quarter of 2015 increased $936 thousand or 3% over the third quarter of 2014. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $16.1 million, largely unchanged compared to the prior year. Merchant services fees totaled $11.6 million, an increase of $946 thousand or 9% based on increased transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.8 million, an increase of $69 thousand or 1% over the third quarter of 2014.

Transaction card revenue decreased $264 thousand compared to the second quarter of 2015. Decreased EFT network revenues were partially offset by growth in merchant services fees. Interchange fee revenue from debit cards issued by the Company was largely unchanged compared to the prior quarter.

Fiduciary and asset management revenue grew by $1.1 million or 4% over the third quarter of 2014. The increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $37.8 billion at September 30, 2015, $34.0 billion at September 30, 2014 and $38.8 billion at June 30, 2015.

Fiduciary and asset management revenue decreased $1.9 million compared to the second quarter of 2015 primarily due to the seasonal timing of tax service fees which were recognized in the previous quarter and a decrease in the fair value of assets under management.

We also earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and BOSC, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $3.4 million for the third quarter of 2015 compared to $2.6 million for the third quarter of 2014 and $2.9 million for the second quarter of 2015.

Deposit service charges and fees were $23.6 million for the third quarter of 2015, up $1.1 million or 5% over the third quarter of 2014. Overdraft fees were $11.0 million for the third quarter of 2015, an increase of $117 thousand or 1% compared to the third quarter of 2014. Commercial account service charge revenue totaled $10.8 million, an increase of $1.1 million or 11% over the prior year. Service charges on deposit accounts with a standard monthly fee were $1.8 million, a decrease of $111 thousand or 6% compared to the third quarter of 2014. Deposit service charges and fees grew by $1.3 million over the prior quarter primarily due to an increase in overdraft fee volumes.

Mortgage banking revenue increased $6.4 million over the third quarter of 2014. Mortgage production revenue increased $4.0 million largely due to increased production activity. Lower average primary mortgage interest rates and expansion of our correspondent and Home Direct lending channels increased loans closed during the quarter and outstanding loan commitments. Lower average interest rates also increased the percentage of refinanced mortgage loans to 30% in the third quarter of 2015 compared to 26% in the third quarter of 2014. Growth in our correspondent and Home Direct lending channels caused margins to compress compared to the third quarter of 2014. Additionally, production volumes in the third quarter of 2015 were impacted by the implementation of a new mortgage loan origination system during the quarter. Mortgage servicing revenue grew by $2.3 million or 19% over the third quarter of 2014. The outstanding principal balance of mortgage loans serviced for others totaled $18.9 billion, an increase of $3.4 billion or 22%.
Mortgage banking revenue decreased $3.7 million compared to the second quarter of 2015. Mortgage production revenue decreased $4.4 million. Increased average mortgage interest rates and implementation of a new mortgage origination system reduced mortgage production volume compared to the previous quarter. Total mortgage loans originated during the third quarter of 2015 decreased $214 million compared to the previous quarter and outstanding mortgage loan commitments at September 30 were $107 million lower compared to June 30. The increase in average mortgage interest rates during the quarter also reduced higher-margin refinance activity. Revenue from mortgage loan servicing grew by $720 thousand due to an increase in the volume of loans serviced. The outstanding balance of mortgage loans serviced for others increased $949 million over June 30, 2015.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended Sept. 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended June 30, 2015	Increase (Decrease)		% Increase (Decrease)
	2015	2014
Net realized gains on mortgage loans sold	$18,968	$17,100	$1,868		11%	$23,856	$(4,888)		(20)%
Change in net unrealized gains on mortgage loans held for sale	(251)	(2,407)	2,156		(90)%	(743)	492		(66)%
Total mortgage production revenue	18,717	14,693	4,024		27%	23,113	(4,396)		(19)%
Servicing revenue	14,453	12,121	2,332		19%	13,733	720		5%
Total mortgage revenue	$33,170	$26,814	$6,356		24%	$36,846	$(3,676)		(10)%

Mortgage loans funded for sale	$1,614,225	$1,394,211	$220,014		16%	$1,828,230	$(214,005)		(12)%
Mortgage loans sold	1,778,099	1,369,295	408,804		30%	1,861,968	(83,869)		(5)%

Period end outstanding mortgage commitments, net	742,742	638,925	103,817		16%	849,619	(106,877)		(13)%
Outstanding principal balance of mortgage loans serviced for others	18,928,726	15,499,653	3,429,073		22%	17,979,623	949,103		5%

Primary residential mortgage interest rate – period end	3.86%	4.20%	(34	) bps		4.02%	(16	) bps
Primary residential mortgage interest rate – average	3.95%	4.14%	(19	) bps		3.82%	13	bps
Secondary residential mortgage interest rate – period end	2.87%	3.20%	(33	) bps		3.13%	(26	) bps
Secondary residential mortgage interest rate – average	2.97%	3.21%	(24	) bps		2.85%	12	bps
Net gains on securities, derivatives and other assets

In the third quarter of 2015, we recognized a $2.2 million net gain from sales of $451 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential return or to move into securities that will perform better in the current rate environment. In the third quarter of 2014, we recognized a $146 thousand net gain from sales of $553 million of available for sale securities and in the second quarter of 2015, we recognized a $3.4 million net gain on sales of $379 million of available for sale securities.

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

Table 4 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014
Gain (loss) on mortgage hedge derivative contracts, net	$1,460	$(1,005)	$(93)
Gain (loss) on fair value option securities, net	5,926	(8,130)	(341)
Gain (loss) on economic hedge of mortgage servicing rights, net	7,386	(9,135)	(434)
Gain (loss) on change in fair value of mortgage servicing rights	(11,757)	8,010	5,281
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$(4,371)	$(1,125)	$4,847

Net interest revenue on fair value option securities	$2,140	$1,985	$830

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

Other Operating Expense

Other operating expense for the third quarter of 2015 totaled $224.6 million, a $2.8 million or 1% increase over the third quarter of 2014. Personnel expenses increased $6.0 million or 5%. Non-personnel expenses decreased $3.2 million or 3% compared to the prior year.

Operating expenses decreased $2.5 million compared to the previous quarter. Personnel expense decreased $3.6 million. Non-personnel expense increased $1.1 million.

Table 5 -- Other Operating Expense
(In thousands)

	Three Months Ended Sept. 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2015	Increase (Decrease)	% Increase (Decrease)
	2015	2014
Regular compensation	$79,208	$74,662	$4,546	6%	$78,105	$1,103	1%
Incentive compensation:
Cash-based	30,462	28,721	1,741	6%	32,347	(1,885)	(6)%
Share-based	2,885	3,824	(939)	(25)%	3,057	(172)	(6)%
Deferred compensation	(539)	(52)	(487)	N/A	118	(657)	N/A
Total incentive compensation	32,808	32,493	315	1%	35,522	(2,714)	(8)%
Employee benefits	17,046	15,888	1,158	7%	19,068	(2,022)	(11)%
Total personnel expense	129,062	123,043	6,019	5%	132,695	(3,633)	(3)%
Business promotion	5,922	6,160	(238)	(4)%	7,765	(1,843)	(24)%
Charitable contributions to BOKF Foundation	796	—	796	N/A	—	796	N/A
Professional fees and services	10,147	14,763	(4,616)	(31)%	9,560	587	6%
Net occupancy and equipment	18,689	18,892	(203)	(1)%	18,927	(238)	(1)%
Insurance	4,864	4,793	71	1%	5,116	(252)	(5)%
Data processing and communications	31,228	29,971	1,257	4%	31,463	(235)	(1)%
Printing, postage and supplies	3,376	3,380	(4)	—%	3,553	(177)	(5)%
Net losses and operating expenses of repossessed assets	267	4,966	(4,699)	(95)%	223	44	20%
Amortization of intangible assets	1,089	1,100	(11)	(1)%	1,090	(1)	—%
Mortgage banking costs	8,587	7,734	853	11%	7,419	1,168	16%
Other expense	10,601	7,032	3,569	51%	9,302	1,299	14%
Total other operating expense	$224,628	$221,834	$2,794	1%	$227,113	$(2,485)	(1)%

Average number of employees (full-time equivalent)	4,846	4,669	177	4%	4,776	70	1%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $4.5 million or 6% over the third quarter of 2014. Positions added since the prior year have primarily been higher-costing positions in compliance and risk management, technology and wealth management. In addition, standard annual merit increases in regular compensation were effective for the majority of our staff on March 1.

Incentive compensation increased $315 thousand over the third quarter of 2014. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $1.7 million or 6% over the third quarter of 2014.

Share-based compensation expense represents expense for equity awards based on grant-date fair value and is largely unaffected by subsequent changes in fair value. Non-vested shares awarded prior to 2013 generally cliff vest in 5 years. Non-vested shares awarded since January 1, 2013 generally cliff vest in 3 years and are subject to a two year holding period after vesting.

Employee benefit expense increased $1.2 million or 7% over the third quarter of 2014 primarily due to increased employee retirement plan and payroll tax expense.
Personnel costs decreased by $3.6 million compared to the second quarter of 2015, primarily due to a $2.7 million decrease in incentive compensation expense and a $1.6 million seasonal decrease in payroll taxes. These decreases were partially offset by a $1.1 million increase in regular compensation expense.

Non-personnel operating expenses

Non-personnel operating expenses decreased $3.2 million or 3% compared to the third quarter of 2014. Net losses and operating expenses of repossessed assets were $4.7 million lower than in the prior year. Professional fees and services expense decreased $4.6 million. The third quarter of 2014 included $2.2 million of risk management and regulatory compliance costs related to testing our systems and processes. Other expense increased $2.8 million due to accruals for settled litigation. Data processing and communications expense increased $1.3 million due to increased transaction activity.
Non-personnel expense increased $1.1 million compared to the second quarter of 2015. Mortgage banking expense increased $1.2 million and other expense increased $1.3 million, partially offset by a $1.8 million decrease in business promotion expense.
Income Taxes

Income tax expense was $34.1 million or 31.0% of book taxable income for the third quarter of 2015 compared to $33.8 million or 30.7% of book taxable income for the third quarter of 2014 and $40.6 million or 33.6% of book taxable income for the second quarter of 2015.

The statute of limitations expired on uncertain income tax positions and the Company adjusted its current income tax liability to amounts on filed tax returns for 2014 during the third quarter of 2015. These adjustments reduced income tax expense by $2.0 million in the third quarter of 2015 and $2.3 million in the third quarter of 2014. The Company also made a charitable contribution to the BOKF Foundation in the third quarter of 2015, which reduced income tax expense by $99 thousand. Excluding these adjustments, income tax expense would have been 32.9% of book taxable income for the third quarter of 2015 and 32.8% of book taxable income for the third quarter of 2014.

The Company adopted FASB Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, on January 1, 2015. This standard was retrospectively applied to all periods presented. Approximately $1.9 million was reclassified from pre-tax earnings to income tax expense in the third quarter of 2014 and approximately $7.4 million was reclassified from pre-tax earnings to income tax expense for the nine months ended September 30, 2014. This reclassification increased the effective tax rate by 120 basis points in the third quarter of 2014 and 150 basis points for the nine months ended September 30, 2014. Adoption of this standard did not affect net income.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $14 million at both September 30, 2015 and at June 30, 2015 and $12 million at September 30, 2014.

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

As shown in Table 6, net income attributable to our lines of business increased $3.2 million or 6% over the third quarter of 2014. Growth in both net interest revenue and fees and commissions revenue was partially offset by increased operating expenses. The third quarter of 2015 had $2.3 million of net charge-offs compared to net recoveries of $228 thousand in the third quarter of 2014.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2015	2014	2015	2014
Commercial Banking	$45,012	$39,004	$136,260	$113,348
Consumer Banking	5,073	9,513	18,549	26,412
Wealth Management	3,870	2,258	12,921	9,568
Subtotal	53,955	50,775	167,730	149,328
Funds Management and other	20,936	24,857	61,234	78,789
Total	$74,891	$75,632	$228,964	$228,117

Commercial Banking

Commercial Banking contributed $45.0 million to consolidated net income in the third quarter of 2015, up $6.0 million or 15% over the third quarter of 2014. Increased net interest revenue and lower operating expenses, was partially offset by an increase net loans charged off. Commercial Banking had $828 thousand of net loans charged off in the third quarter of 2015 compared $1.7 million of net recoveries in the third quarter of 2014.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	Sept. 30,				Sept. 30,
	2015	2014			2015	2014
Net interest revenue from external sources	$109,495	$95,423	$14,072		$319,279	$281,064	$38,215
Net interest expense from internal sources	(12,730)	(9,796)	(2,934)		(37,928)	(33,419)	(4,509)
Total net interest revenue	96,765	85,627	11,138		281,351	247,645	33,706
Net loans charged off (recovered)	828	(1,702)	2,530		(8,122)	(8,894)	772
Net interest revenue after net loans charged off (recovered)	95,937	87,329	8,608		289,473	256,539	32,934

Fees and commissions revenue	45,317	44,994	323		133,527	127,505	6,022
Gain (loss) on financial instruments and other assets, net	(418)	127	(545)		(164)	(978)	814
Other operating revenue	44,899	45,121	(222)		133,363	126,527	6,836

Personnel expense	28,544	28,133	411		84,362	82,455	1,907
Non-personnel expense	23,955	27,399	(3,444)		71,493	73,074	(1,581)
Other operating expense	52,499	55,532	(3,033)		155,855	155,529	326

Net direct contribution	88,337	76,918	11,419		266,981	227,537	39,444
Corporate expense allocations	14,668	13,081	1,587		43,970	42,024	1,946
Income before taxes	73,669	63,837	9,832		223,011	185,513	37,498
Federal and state income tax	28,657	24,833	3,824		86,751	72,165	14,586
Net income	$45,012	$39,004	$6,008		$136,260	$113,348	$22,912

Average assets	$13,544,828	$11,508,661	$2,036,167		$13,114,958	$11,222,847	$1,892,111
Average loans	12,531,113	10,827,829	1,703,284		12,230,278	10,548,702	1,681,576
Average deposits	8,628,520	8,924,040	(295,520)		8,850,537	8,889,451	(38,914)
Average invested capital	1,062,053	940,091	121,962		1,028,013	937,281	90,732
Return on average assets	1.32%	1.35%	(3)	bp	1.39%	1.35%	4	bp
Return on invested capital	16.83%	16.47%	36	bp	17.74%	16.21%	153	bp
Efficiency ratio	36.90%	42.45%	(555)	bp	37.51%	41.39%	(388)	bp
Net recoveries (annualized) to average loans	0.03%	(0.06)%	9	bp	(0.09)%	(0.11)%	2	bp

Net interest revenue increased $11.1 million or 13% over the prior year. Growth in net interest revenue was primarily due to a $1.7 billion or 16% increase in average loan balances, partially offset by reduced yields on loans and a $296 million decrease in average deposit balances.

Fees and commissions revenue increased $323 thousand or 1% over the third quarter of 2014. Other revenue increased $1.6 million primarily related to merchant banking activity. Commercial deposit service charge revenue increased $994 thousand. Transaction card revenues from our TransFund electronic funds transfer network were up $931 thousand. These increases were partially offset by a $3.2 million decrease related to the timing and volume of commercial loan syndication fees.

Operating expenses decreased $3.0 million or 5% compared to the third quarter of 2014. Personnel costs increased $411 thousand or 1% primarily due to standard annual merit increases, partially offset by lower incentive compensation expense. Non-personnel expenses decreased $3.4 million or 13%. Net losses and operating expenses of repossessed assets decreased $5.2 million compared to the prior year. Data processing and communication expense increased $898 thousand related to growth in transaction activity and other expense increased $894 thousand primarily due to merchant banking investment activity. Corporate expense allocations increased $1.6 million over the prior year.

The average outstanding balance of loans attributed to Commercial Banking grew by $1.7 billion over the third quarter of 2014 to $12.5 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $8.6 billion for the third quarter of 2015, a decrease of $296 million compared to the third quarter of 2014. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

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

Consumer Banking contributed $5.1 million to consolidated net income for the third quarter of 2015, a decrease of $4.4 million compared to the third quarter of 2014.

Changes in the fair value of our mortgage servicing rights, net of economic hedge, resulted in a $2.7 million decrease in Consumer Banking net income in the third quarter of 2015 compared to a $3.0 million increase in Consumer Banking net income in the third quarter of 2014. Mortgage banking revenue grew by $6.3 million over the prior year, mostly offset by a $3.6 million increase in corporate expense allocations.

Table 8 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	Sept. 30,				Sept. 30,
	2015	2014			2015	2014
Net interest revenue from external sources	$21,578	$19,742	$1,836		$64,030	$61,672	$2,358
Net interest revenue from internal sources	7,688	9,517	(1,829)		23,226	28,354	(5,128)
Total net interest revenue	29,266	29,259	7		87,256	90,026	(2,770)
Net loans charged off	1,488	1,599	(111)		1,488	1,599	(111)
Net interest revenue after net loans charged off	27,778	27,660	118		85,768	88,427	(2,659)

Fees and commissions revenue	55,117	48,508	6,609		171,760	145,018	26,742
Gain on financial instruments and other assets, net	9,618	1,454	8,164		8,282	14,636	(6,354)
Change in fair value of mortgage servicing rights	(11,757)	5,281	(17,038)		(12,269)	(5,624)	(6,645)
Other operating revenue	52,978	55,243	(2,265)		167,773	154,030	13,743

Personnel expense	26,063	23,667	2,396		78,751	71,401	7,350
Non-personnel expense	24,545	25,438	(893)		79,653	70,061	9,592
Total other operating expense	50,608	49,105	1,503		158,404	141,462	16,942

Net direct contribution	30,148	33,798	(3,650)		95,137	100,995	(5,858)
Corporate expense allocations	21,845	18,229	3,616		64,779	57,768	7,011
Income before taxes	8,303	15,569	(7,266)		30,358	43,227	(12,869)
Federal and state income tax	3,230	6,056	(2,826)		11,809	16,815	(5,006)
Net income	$5,073	$9,513	$(4,440)		$18,549	$26,412	$(7,863)

Average assets	$7,286,709	$7,123,786	$162,923		$7,307,097	$7,091,118	$215,979
Average loans	1,882,584	1,979,783	(97,199)		1,908,007	1,994,173	(86,166)
Average deposits	6,675,990	6,543,492	132,498		6,674,052	6,499,468	174,584
Average invested capital	264,540	271,705	(7,165)		268,427	278,396	(9,969)
Return on average assets	0.28%	0.53%	(25)	bp	0.34%	0.50%	(16)	bp
Return on invested capital	7.61%	13.89%	(628)	bp	9.24%	12.68%	(344)	bp
Efficiency ratio	56.97%	58.99%	(202)	bp	58.28%	56.26%	202	bp
Net charge-offs (annualized) to average loans	0.31%	0.32%	(1)	bp	0.10%	0.11%	(1)	bp

	Sept. 30, 2015	Sept. 30, 2014	Increase (Decrease)
Banking locations	154	186	(32)

Net interest revenue from Consumer Banking activities was largely unchanged compared to the third quarter of 2014. Average loan balances were $97 million or 5% lower than the prior year. This impact was partially offset by a $132 million or 2% increase in deposit balances, which are sold to the Funds Management unit.

Fees and commissions revenue increased $6.6 million or 14% over the third quarter of 2014, primarily due to a $6.3 million increase in mortgage banking revenue over the prior year. Deposit service charges and fees were largely unchanged compared to the prior year.

Operating expenses increased $1.5 million or 3% over the third quarter of 2014. Personnel expenses were up $2.4 million or 10%, including a $1.9 million increase in regular compensation expense primarily due to the expansion of our Home Direct Mortgage origination channel. Employee benefit expense and incentive compensation expense both increased over the prior year as well. Non-personnel expense decreased $893 thousand compared to the prior year. Net occupancy and equipment, professional fees and services, deposit insurance expense and business promotion decreased compared to the prior year, offset by an increase in mortgage banking, data processing and communications and other expense. Corporate expense allocations increased $3.6 million over the third quarter of 2014.

Average consumer deposits increased $132 million or 2% over the third quarter of 2014. Average demand deposit balances increased $138 million or 10%, average interest-bearing transaction accounts increased $124 million or 4% and average savings account balances increased $37 million or 11%. Average time deposit balances were down $167 million or 11% compared to the prior year.

Wealth Management

Wealth Management contributed $3.9 million to consolidated net income in the third quarter of 2015, up $1.6 million over the third quarter of 2014. Brokerage and trading revenue and fiduciary and asset management revenue both grew over the prior year. Increased operating expenses were offset by lower corporate expense allocations.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	Sept. 30,				Sept. 30,
	2015	2014			2015	2014
Net interest revenue from external sources	$6,680	$5,956	$724		$18,289	$17,574	$715
Net interest revenue from internal sources	5,161	5,191	(30)		15,712	14,594	1,118
Total net interest revenue	11,841	11,147	694		34,001	32,168	1,833
Net loans charged off (recovered)	2	(125)	127		(745)	323	(1,068)
Net interest revenue after net loans charged off (recovered)	11,839	11,272	567		34,746	31,845	2,901

Fees and commissions revenue	63,304	61,173	2,131		192,314	181,542	10,772
Loss on financial instruments and other assets, net	(209)	(172)	(37)		(998)	(752)	(246)
Other operating revenue	63,095	61,001	2,094		191,316	180,790	10,526

Personnel expense	46,182	44,293	1,889		136,499	127,893	8,606
Non-personnel expense	11,560	12,008	(448)		35,261	32,953	2,308
Other operating expense	57,742	56,301	1,441		171,760	160,846	10,914

Net direct contribution	17,192	15,972	1,220		54,302	51,789	2,513
Corporate expense allocations	10,858	12,276	(1,418)		33,154	36,130	(2,976)
Income before taxes	6,334	3,696	2,638		21,148	15,659	5,489
Federal and state income tax	2,464	1,438	1,026		8,227	6,091	2,136
Net income	$3,870	$2,258	$1,612		$12,921	$9,568	$3,353

Average assets	$4,629,506	$4,324,204	$305,302		$4,696,750	$4,499,858	$196,892
Average loans	1,085,563	1,000,165	85,398		1,062,430	971,169	91,261
Average deposits	4,490,144	4,207,216	282,928		4,570,593	4,376,874	193,719
Average invested capital	226,477	220,489	5,988		225,222	212,729	12,493
Return on average assets	0.38%	0.26%	12	bp	0.42%	0.33%	9	bp
Return on invested capital	7.75%	5.06%	269	bp	8.66%	6.89%	177	bp
Efficiency ratio	76.56%	77.69%	(113)	bp	75.69%	75.13%	56	bp
Net charge-offs (annualized) to average loans	—%	(0.05)%	5	bp	(0.09)%	0.04%	(13)	bp

	Sept. 30,		Increase (Decrease)
	2015	2014
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$14,027,771	$14,586,937	$(559,166)
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	3,325,785	3,322,947	2,838
Non-managed trust assets in custody	20,427,113	16,110,558	4,316,555
Total fiduciary assets	37,780,669	34,020,442	3,760,227
Assets held in safekeeping	23,574,320	22,814,401	759,919
Brokerage accounts under BOKF administration	5,646,493	5,564,443	82,050
Assets under management or in custody	$67,001,482	$62,399,286	$4,602,196

Net interest revenue for the third quarter of 2015 increased $694 thousand or 6% over the third quarter of 2014. Average deposit balances were up $283 million or 7% over the third quarter of 2014. Time deposit balances increased $168 million and non-interest bearing demand deposits increased $98 million. Interest-bearing transaction account balances increased $17 million. Average loan balances were up $85 million or 9% over the prior year. The benefit of this growth was partially offset by lower yields.

Fees and commissions revenue was up $2.1 million or 3% over the third quarter of 2014. Brokerage and trading revenue increased $1.4 million or 5%. Fiduciary and asset management revenue increased $1.1 million or 4% over the prior year.

Other operating revenue includes fees earned from state and municipal bond and corporate debt underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the third quarter of 2015, the Wealth Management division participated in 132 state and municipal bond underwritings that totaled $3.2 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $997 million of these underwritings. The Wealth Management division also participated in three corporate debt underwritings that totaled $1.7 billion. Our interest in these underwritings was $27 million. In the third quarter of 2014, the Wealth Management division participated in 127 state and municipal bond underwritings that totaled approximately $2.2 billion. Our interest in these underwritings totaled approximately $668 million. The Wealth Management division also participated in 5 corporate debt underwritings that totaled $2.1 billion. Our interest in these underwritings was $61 million.

Operating expenses increased $1.4 million or 3% over the third quarter of 2014. Personnel expenses increased $1.9 million, primarily due to an increase in regular compensation and incentive compensation expense. Non-personnel expense decreased $448 thousand. Lower professional fees and service expense and deposit insurance expense, were partially offset by increased business promotion and data processing and communications expense. Corporate expense allocations decreased $1.4 million compared to the prior year.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of September 30, 2015, December 31, 2014 and September 30, 2014.

At September 30, 2015, the carrying value of investment (held-to-maturity) securities was $612 million and the fair value was $643 million. Investment securities consist primarily of long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30million. Substantially all of these bonds are general obligations of the issuers. Approximately $104 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $8.7 billion at September 30, 2015, a decrease of $255 million compared to June 30, 2015. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At September 30, 2015, residential mortgage-backed securities represented 68% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at September 30, 2015 is 3.1 years. Management estimates the duration extends to 3.6 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.8 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At September 30, 2015, approximately $5.7 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $5.8 billion at September 30, 2015.

We also hold amortized cost of $134 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $8.4 million from June 30, 2015. The decrease was due to cash payments received during the quarter. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $146 million at September 30, 2015.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $75 million of Jumbo-A residential mortgage loans and $59 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Approximately 91% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 30% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $7.9 million at September 30, 2015, compared to $26 million at June 30, 2015. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings during the third quarter of 2015.

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

BOK Financial is required to hold stock as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). These restricted equity securities are carried at cost as these securities do not have a readily determined fair value because the ownership of these shares are restricted and they lack a market. Federal Reserve Bank stock totaled $35 million and holdings of FHLB stock totaled $228 million at September 30, 2015. Holdings of FHLB stock increased $32 million over June 30, 2015. We are required to hold stock in the FHLB in proportion to our borrowings with the FHLB.
Bank-Owned Life Insurance

We have approximately $301 million of bank-owned life insurance at September 30, 2015. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $270 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At September 30, 2015, the fair value of investments held in separate accounts was approximately $284 million. As the underlying fair value of the investments held in a separate account at September 30, 2015 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $31 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $15.4 billion at September 30, 2015, an increase of $243 million over June 30, 2015. Outstanding commercial loans grew by $22 million over June 30, 2015, largely due to growth in healthcare, other commercial and industrial and services loans, partially offset by a decrease in wholesale/retail and energy loan balances. Commercial real estate loan balances were up $202 million primarily related to growth in loans secured by retail facilities, industrial facilities, office buildings and multifamily residential properties, partially offset by a decrease in other commercial real estate loans. Residential mortgage loans decreased $16 million compared to June 30, 2015 and personal loans increased $36 million over June 30, 2015.

Table 10 -- Loans
(In thousands)

	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Commercial:
Energy	$2,838,167	$2,902,143	$2,902,994	$2,860,428	$2,551,699
Services	2,706,624	2,681,126	2,592,876	2,391,530	2,339,951
Wholesale/retail	1,461,936	1,533,730	1,405,800	1,440,015	1,421,107
Manufacturing	555,677	579,549	560,925	532,594	479,543
Healthcare	1,741,680	1,646,025	1,511,177	1,454,969	1,382,399
Other commercial and industrial	493,338	433,148	417,391	416,134	397,339
Total commercial	9,797,422	9,775,721	9,391,163	9,095,670	8,572,038

Commercial real estate:
Residential construction and land development	153,510	148,574	139,152	143,591	175,228
Retail	769,449	688,447	658,860	666,889	611,265
Office	626,151	563,085	513,862	415,544	438,909
Multifamily	758,658	711,333	749,986	704,298	739,757
Industrial	563,871	488,054	478,584	428,817	371,426
Other commercial real estate	363,428	434,004	395,020	369,011	387,614
Total commercial real estate	3,235,067	3,033,497	2,935,464	2,728,150	2,724,199

Residential mortgage:
Permanent mortgage	937,664	946,324	964,264	969,951	991,107
Permanent mortgages guaranteed by U.S. government agencies	192,712	190,839	200,179	205,950	198,488
Home equity	738,619	747,565	762,556	773,611	790,068
Total residential mortgage	1,868,995	1,884,728	1,926,999	1,949,512	1,979,663

Personal	465,957	430,190	430,510	434,705	407,839

Total	$15,367,441	$15,124,136	$14,684,136	$14,208,037	$13,683,739
Certain loans previously classified Services in the prior periods have been reclassified to Wholesale/retail to conform with current classification guidelines.

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

Commercial loans totaled $9.8 billion or 64% of the loan portfolio at September 30, 2015, an increase of $22 million over June 30, 2015. Healthcare sector loans grew by $96 million, other commercial and industrial loans increased $60 million and service sector loans increase by $25 million during the quarter. Wholesale/retail sector loans decreased $72 million and energy loan balances decreased $64 million compared to June 30, 2015.

Table 11 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location. The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 35% concentrated in the Texas market and 21% concentrated in the Oklahoma market. The Other category is primarily composed of two states, Louisiana and California, which represent $361 million or 4% of the commercial loan portfolio and $214 million or 2% of the commercial loan portfolio, respectively, at September 30, 2015. All other states individually represent one percent or less of total commercial loans.

Table 11 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$554,340	$1,379,387	$66,958	$7,191	$355,005	$10,886	$74,277	$390,123	$2,838,167
Services	598,784	818,467	198,433	3,188	274,578	155,396	163,862	493,916	2,706,624
Wholesale/retail	399,540	573,974	38,250	39,159	61,332	46,799	49,946	252,936	1,461,936
Manufacturing	159,692	184,973	4,024	5,114	35,717	51,684	59,990	54,483	555,677
Healthcare	265,113	326,082	118,616	77,408	118,909	112,553	199,244	523,755	1,741,680
Other commercial and industrial	84,698	149,780	5,670	72,876	25,612	18,919	90,248	45,535	493,338
Total commercial loans	$2,062,167	$3,432,663	$431,951	$204,936	$871,153	$396,237	$637,567	$1,760,748	$9,797,422

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

Outstanding energy loans totaled $2.8 billion or 18% of total loans at September 30, 2015. Unfunded energy loan commitments increased by $147 million to $2.7 billion at September 30, 2015. Approximately $2.3 billion of energy loans were to oil and gas producers, down $135 million compared to June 30, 2015. Approximately 61% of the committed production loans are secured by properties primarily producing oil and 39% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers that provide services to the energy industry increased $79 million to $323 million at September 30, 2015. Loans to midstream oil and gas companies totaled $149 million at September 30, 2015, an increase of $42 million over June 30, 2015. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $35 million, a $50 million decrease compared to the prior quarter.

The services sector of the loan portfolio totaled $2.7 billion or 18% of total loans and consists of a large number of loans to a variety of businesses, including governmental, finance and insurance, not-for-profit, educational services and loans to entities providing services for real estate and construction. Service sector loans increased by $25 million compared to June 30, 2015. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

The healthcare sector of the loan portfolio consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At September 30, 2015, the outstanding principal balance of these loans totaled $3.4 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 18% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 31% and 13% of the total commercial real estate portfolio at September 30, 2015, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $3.2 billion or 21% of the loan portfolio at September 30, 2015. The outstanding balance of commercial real estate loans increased $202 million during the third quarter of 2015. Retail sector loans increased $81 million. Loans secured by industrial facilities grew $76 million. Loans secured by office buildings increased $63 million and loans secured by multifamily residential properties increased $47 million. These increases were partially offset by a $71 million decrease in other commercial real estate loan balances. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 21% over the past five years. The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 12.

Table 12 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential construction and land development	$21,230	$31,260	$17,699	$14,303	$48,592	$8,227	$6,571	$5,628	$153,510
Retail	97,207	274,728	84,729	4,076	60,447	41,924	9,273	197,065	769,449
Office	98,237	198,959	58,472	4,264	24,769	37,709	48,947	154,794	626,151
Multifamily	85,511	274,411	30,533	22,197	69,903	93,322	41,715	141,066	758,658
Industrial	53,781	154,908	36,379	395	6,541	13,796	43,398	254,673	563,871
Other real estate	76,206	80,473	23,266	8,780	19,335	27,340	13,012	115,016	363,428
Total commercial real estate loans	$432,172	$1,014,739	$251,078	$54,015	$229,587	$222,318	$162,916	$868,242	$3,235,067
Residential Mortgage and Personal

Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. Residential mortgage loans are secured by a first or second-mortgage on the customer’s primary residence. Personal loans consist primarily of loans to wealth management clients secured by the cash surrender value of insurance policies and marketable securities. It also includes direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as unsecured loans. Residential mortgage and personal loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Loans may be individually underwritten or credit scored based on size and other criteria. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability.

Residential mortgage loans totaled $1.9 billion, a $16 million decrease compared to June 30, 2015. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 98% of our residential mortgage loan portfolio is located within our geographical footprint.

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

At September 30, 2015, $193 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $1.9 million over June 30, 2015.

Home equity loans totaled $739 million at September 30, 2015, a decrease of $8.9 million compared to June 30, 2015. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at September 30, 2015 by lien position and amortizing status follows in Table 13.

Table 13 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$37,478	$469,130	$506,608
Junior lien	76,012	155,999	232,011
Total home equity	$113,490	$625,129	$738,619

The distribution of residential mortgage and personal loans at September 30, 2015 is as follows in Table 14. Residential mortgage loans are distributed by collateral location. Personal loans are generally distributed by borrower location.

Table 14 -- Residential Mortgage and Consumer Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$193,087	$390,123	$38,696	$15,200	$135,065	$90,747	$50,940	$23,806	$937,664
Permanent mortgages guaranteed by U.S. government agencies	63,015	22,642	65,635	5,881	7,666	1,850	12,966	13,057	192,712
Home equity	436,449	131,460	116,800	5,362	30,723	9,749	7,509	567	738,619
Total residential mortgage	$692,551	$544,225	$221,131	$26,443	$173,454	$102,346	$71,415	$37,430	$1,868,995

Personal	$187,360	$189,746	$10,524	$915	$30,833	$17,007	$22,686	$6,886	$465,957

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 15 -- Loans Managed by Primary Geographical Market
(In thousands)

	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Bank of Oklahoma:
Commercial	$3,514,391	$3,529,406	$3,276,553	$3,142,689	$3,106,264
Commercial real estate	677,372	614,995	612,639	603,610	592,865
Residential mortgage	1,405,235	1,413,690	1,442,340	1,467,096	1,481,264
Personal	185,463	190,909	205,496	206,115	193,207
Total Bank of Oklahoma	5,782,461	5,749,000	5,537,028	5,419,510	5,373,600

Bank of Texas:
Commercial	3,752,193	3,738,742	3,709,467	3,549,128	3,169,458
Commercial real estate	1,257,741	1,158,056	1,130,973	1,027,817	1,046,322
Residential mortgage	222,395	228,683	237,985	235,948	247,117
Personal	194,051	156,260	149,827	154,363	148,965
Total Bank of Texas	5,426,380	5,281,741	5,228,252	4,967,256	4,611,862

Bank of Albuquerque:
Commercial	368,027	392,362	388,005	383,439	378,663
Commercial real estate	312,953	291,953	296,696	296,358	313,905
Residential mortgage	121,232	123,376	127,326	127,999	130,045
Personal	10,477	11,939	12,095	10,899	11,714
Total Bank of Albuquerque	812,689	819,630	824,122	818,695	834,327

Bank of Arkansas:
Commercial	76,044	99,086	91,485	95,510	74,866
Commercial real estate	82,225	85,997	87,034	88,301	96,874
Residential mortgage	8,063	6,999	6,807	7,261	7,492
Personal	4,921	5,189	5,114	5,169	5,508
Total Bank of Arkansas	171,253	197,271	190,440	196,241	184,740

Colorado State Bank & Trust:
Commercial	1,029,694	1,019,454	1,008,316	977,961	957,917
Commercial real estate	229,835	229,721	209,272	194,553	190,812
Residential mortgage	50,138	54,135	55,925	57,119	56,705
Personal	30,683	30,373	27,792	27,918	24,812
Total Colorado State Bank & Trust	1,340,350	1,333,683	1,301,305	1,257,551	1,230,246

Bank of Arizona:
Commercial	608,235	572,477	519,767	547,524	500,208
Commercial real estate	482,918	472,061	432,269	355,140	316,698
Residential mortgage	41,722	37,493	36,161	35,872	39,256
Personal	17,609	12,875	12,394	12,883	11,201
Total Bank of Arizona	1,150,484	1,094,906	1,000,591	951,419	867,363

Bank of Kansas City:
Commercial	448,838	424,194	397,570	399,419	384,662
Commercial real estate	192,023	180,714	166,581	162,371	166,723
Residential mortgage	20,210	20,352	20,455	18,217	17,784
Personal	22,753	22,645	17,792	17,358	12,432
Total Bank of Kansas City	683,824	647,905	602,398	597,365	581,601

Total BOK Financial loans	$15,367,441	$15,124,136	$14,684,136	$14,208,037	$13,683,739

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $8.3 billion and standby letters of credit which totaled $480 million at September 30, 2015. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $4.1 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at September 30, 2015.

Table 16 – Off-Balance Sheet Credit Commitments
(In thousands)

	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Loan commitments	$8,325,540	$8,064,841	$8,116,482	$8,328,416	$7,715,279
Standby letters of credit	479,638	444,947	394,282	447,599	450,828
Mortgage loans sold with recourse	161,897	168,581	174,386	179,822	174,526

As more fully described in Note 6 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. Substantially all of these loans are to borrowers in our primary markets including $106 million to borrowers in Oklahoma, $17 million to borrowers in Arkansas and $12 million to borrowers in New Mexico.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 6 to the Consolidated Financial Statements. For the period from 2010 through the third quarter of 2015 combined, approximately 21% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $3.0 million at September 30, 2015 and $2.8 million at June 30, 2015.
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

Derivative contracts are carried at fair value. At September 30, 2015, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $755 million compared to $652 million at June 30, 2015. At September 30, 2015, the fair value of our derivative contracts included $557 million for foreign exchange contracts, $86 million related to to-be-announced residential mortgage-backed securities, $61 million for energy contracts and $43 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $748 million at September 30, 2015 and $643 million at June 30, 2015.

At September 30, 2015, total derivative assets were reduced by $29 million of cash collateral received from counterparties and total derivative liabilities were reduced by $112 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2015 follows in Table 17.

Table 17 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$595,234
Banks and other financial institutions	96,487
Exchanges and clearing organizations	33,924
Fair value of customer risk management program asset derivative contracts, net	$725,645

At September 30, 2015, our largest derivative exposure was to an exchange for energy derivative contracts which totaled $29 million. At September 30, 2015, our aggregate gross exposure to internationally active domestic financial institutions was approximately $195 million comprised of $175 million of cash and securities positions and $20 million of gross derivative positions. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $35 million at September 30, 2015.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $24.84 per barrel of oil would decrease the fair value of derivative assets by $381 thousand. An increase in prices equivalent to $83.34 per barrel of oil would increase the fair value of derivative assets by $37 million as current prices move towards the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $21 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2015, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. The combined allowance for loan losses and off-balance sheet credit losses totaled $208 million or 1.35% of outstanding loans and 232% of nonaccruing loans at September 30, 2015. The allowance for loan losses was $204 million and the accrual for off-balance sheet credit losses was $3.6 million. At June 30, 2015, the combined allowance for credit losses was $202 million or 1.34% of outstanding loans and 222% of nonaccruing loans. The allowance for loan losses was $201 million and the accrual for off-balance sheet credit losses was $882 thousand.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, the Company determined that a $7.5 million provision for credit losses was necessary during the third quarter of 2015, due to credit migration in the energy portfolio and loan portfolio growth. A $4.0 million provision for credit losses was recorded in the second quarter of 2015 and no provision for credit losses was necessary in the third quarter of 2014.

Table 18 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Allowance for loan losses:
Beginning balance	$201,087	$197,686	$189,056	$191,244	$190,690
Loans charged off:
Commercial	(3,497)	(881)	(174)	(3,279)	(117)
Commercial real estate	—	(16)	(28)	(1,682)	(145)
Residential mortgage	(446)	(714)	(624)	(837)	(773)
Personal	(1,331)	(1,266)	(1,343)	(1,426)	(1,603)
Total	(5,274)	(2,877)	(2,169)	(7,224)	(2,638)
Recoveries of loans previously charged off:
Commercial	759	685	357	2,262	260
Commercial real estate	1,865	275	8,819	1,145	1,410
Residential mortgage	205	481	437	774	150
Personal	692	765	910	855	1,294
Total	3,521	2,206	10,523	5,036	3,114
Net loans recovered (charged off)	(1,753)	(671)	8,354	(2,188)	476
Provision for loan losses	4,782	4,072	276	—	78
Ending balance	$204,116	$201,087	$197,686	$189,056	$191,244
Accrual for off-balance sheet credit losses:
Beginning balance	$882	$954	$1,230	$1,230	$1,308
Provision for off-balance sheet credit losses	2,718	(72)	(276)	—	(78)
Ending balance	$3,600	$882	$954	$1,230	$1,230
Total combined provision for credit losses	$7,500	$4,000	$—	$—	$—
Allowance for loan losses to loans outstanding at period-end	1.33%	1.33%	1.35%	1.33%	1.40%
Net charge-offs (annualized) to average loans	0.05%	0.02%	(0.23)%	0.06%	(0.01)%
Total provision for credit losses (annualized) to average loans	0.20%	0.11%	—%	—%	—%
Recoveries to gross charge-offs	66.76%	76.68%	485.15%	69.71%	118.04%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.04%	0.01%	0.01%	0.01%	0.02%
Combined allowance for credit losses to loans outstanding at period-end	1.35%	1.34%	1.35%	1.34%	1.41%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. At September 30, 2015, impaired loans totaled $278 million, including $14 million with specific allowances of $5.0 million and $264 million with no specific allowances because the loan balances represent the amounts we expect to recover. At June 30, 2015, impaired loans totaled $278 million, including $1.7 million of impaired loans with specific allowances of $465 thousand and $276 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $171 million at September 30, 2015, largely unchanged from June 30, 2015.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $28 million at September 30, 2015, compared to $29 million at June 30, 2015. The nonspecific allowance includes consideration of the indirect impact of falling energy prices on the broader economies within our geographical footprint that are highly dependent on the energy industry. The nonspecific allowance also considers the possible impact of the European debt crisis and similar economic factors on our loan portfolio. As demonstrated by continued domestic and European accommodative monetary policies, these factors remain a continued significant risk, although they have remained stable compared to the previous quarter.

An allocation of the allowance for loan losses by portfolio segment is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. These potential problem loans totaled $120 million at September 30, 2015, primarily composed of $96 million of energy loans, $8.1 million of service sector loans $7.7 million of loans secured by multifamily residential properties. Potential problem loans totaled $181 million at June 30, 2015 including $124 million of potential problem energy loans.

Our performing loan totals include loans that management considers to be "other loans especially mentioned" based on regulatory guidelines. Other loans especially mentioned are in compliance with the original terms of the agreement but may have a weakness that deserves management's close attention. Energy loans classified as other loans especially mentioned totaled $196 million or 7% of outstanding energy loans at September 30, 2015 and $113 million or 4% outstanding energy loans at June 30, 2015.

We continue to believe that the credit quality of our energy loan portfolio is sound as supported by an update of our stress test at quarter end. We modified our assumptions slightly with oil prices starting at $34 per barrel for year one and escalating gradually to $45 per barrel in year five. Our natural gas stress test started at $2.25 in year one and gradually escalates to $2.70 in year five. The results of the updated stress test did not alter the general view that the loan portfolio is currently well positioned. The portion of the combined allowance for credit losses attributed to the energy portfolio totaled 2.05% of outstanding energy loans at September 30, 2015, an increase from 1.74% of outstanding energy loans at June 30, 2015.
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

BOK Financial had net loans charged off of $1.8 million in the third quarter of 2015, compared to net loans charged off of $671 thousand in the second quarter of 2015 and net recoveries of $476 thousand in the third quarter of 2014. The ratio of net loans charged off (recovered) to average loans on an annualized basis was 0.05% for the third quarter of 2015, compared with 0.02% for the second quarter of 2015 and (0.01)% for the third quarter of 2014.

Net commercial loans charged off totaled $2.7 million in the third quarter of 2015, compared to net loans charged off of $196 thousand in the second quarter of 2015. Net commercial real estate loan recoveries were $1.9 million in the third quarter, compared to net recoveries of $259 thousand in the second quarter. Residential mortgage net charge-offs were $241 thousand and personal loan net charge-offs were $639 thousand for the third quarter. Personal loan net charge-offs include deposit account overdraft losses.

Nonperforming Assets

Table 19 -- Nonperforming Assets
(In thousands)

	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Nonaccruing loans:
Commercial	$33,798	$24,233	$13,880	$13,527	$16,404
Commercial real estate	10,956	20,139	19,902	18,557	30,660
Residential mortgage	44,099	45,969	46,487	48,121	48,907
Personal	494	550	464	566	580
Total nonaccruing loans	89,347	90,891	80,733	80,771	96,551
Accruing renegotiated loans guaranteed by U.S. government agencies	81,598	82,368	80,287	73,985	70,459
Total nonperforming loans	170,945	173,259	161,020	154,756	167,010
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies[1]	—	—	—	49,898	46,809
Other	33,116	35,499	45,551	51,963	51,062
Real estate and other repossessed assets	33,116	35,499	45,551	101,861	97,871
Total nonperforming assets	$204,061	$208,758	$206,571	$256,617	$264,881
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$118,578	$122,673	$123,028	$129,022	$143,778

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$17,880	$6,841	$1,875	$1,416	$1,508
Services	10,692	10,944	4,744	5,201	3,584
Wholesale / retail	3,058	4,166	4,401	4,149	5,502
Manufacturing	352	379	417	450	3,482
Healthcare	1,218	1,278	1,558	1,380	1,417
Other commercial and industrial	598	625	885	931	911
Total commercial	33,798	24,233	13,880	13,527	16,404

Commercial real estate:
Residential construction and land development	4,748	9,367	9,598	5,299	14,634
Retail	1,648	3,826	3,857	3,926	4,009
Office	684	2,360	2,410	3,420	3,499
Multifamily	185	195	—	—	—
Industrial	76	76	76	—	—
Other commercial real estate	3,615	4,315	3,961	5,912	8,518
Total commercial real estate	10,956	20,139	19,902	18,557	30,660

Residential mortgage:
Permanent mortgage	30,660	32,187	33,365	34,845	35,137
Permanent mortgage guaranteed by U.S. government agencies	3,885	3,717	3,256	3,712	3,835
Home equity	9,554	10,065	9,866	9,564	9,935
Total residential mortgage	44,099	45,969	46,487	48,121	48,907
Personal	494	550	464	566	580
Total nonaccruing loans	$89,347	$90,891	$80,733	$80,771	$96,551

	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Nonaccruing loans as % of outstanding balance for class:
Commercial:
Energy	0.63%	0.24%	0.06%	0.05%	0.06%
Services	0.40%	0.41%	0.18%	0.22%	0.15%
Wholesale / retail	0.21%	0.27%	0.31%	0.29%	0.39%
Manufacturing	0.06%	0.07%	0.07%	0.08%	0.73%
Healthcare	0.07%	0.08%	0.10%	0.09%	0.10%
Other commercial and industrial	0.12%	0.14%	0.21%	0.22%	0.23%
Total commercial	0.34%	0.25%	0.15%	0.15%	0.19%

Commercial real estate:
Residential construction and land development	3.09%	6.30%	6.90%	3.69%	8.35%
Retail	0.21%	0.56%	0.59%	0.59%	0.66%
Office	0.11%	0.42%	0.47%	0.82%	0.80%
Multifamily	0.02%	0.03%	—%	—%	—%
Industrial	0.01%	0.02%	0.02%	—%	—%
Other commercial real estate	0.99%	0.99%	1.00%	1.60%	2.20%
Total commercial real estate	0.34%	0.66%	0.68%	0.68%	1.13%

Residential mortgage:
Permanent mortgage	3.27%	3.40%	3.46%	3.59%	3.55%
Permanent mortgage guaranteed by U.S. government agencies	2.02%	1.95%	1.63%	1.80%	1.93%
Home equity	1.29%	1.35%	1.29%	1.24%	1.26%
Total residential mortgage	2.36%	2.44%	2.41%	2.47%	2.47%
Personal	0.11%	0.13%	0.11%	0.13%	0.14%
Total nonaccruing loans	0.58%	0.60%	0.55%	0.57%	0.71%

Ratios:
Allowance for loan losses to nonaccruing loans	228.45%	221.24%	244.86%	234.06%	198.08%
Accruing loans 90 days or more past due[2]	$101	$99	$523	$125	$25

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

Nonperforming assets totaled $204 million or 1.33% of outstanding loans and repossessed assets at September 30, 2015. Nonaccruing loans totaled $89 million, accruing renegotiated residential mortgage loans totaled $82 million and real estate and other repossessed assets totaled $33 million. All accruing renegotiated residential mortgage loans and $3.9 million of nonaccruing loans are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $4.1 million during the third quarter. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

Loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. As more fully discussed in Note 4 to the Consolidated Financial Statements, we may modify loans in troubled debt restructurings. Modifications may include extension of payment terms and rate concessions. We generally do not forgive principal or accrued but unpaid interest. All loans modified in troubled debt restructurings, except for residential mortgage loans guaranteed by U.S. government agencies, are classified as nonaccruing. We may also renew matured nonaccruing loans. All nonaccruing loans, including those renewed or modified in troubled debt restructurings, are charged off when the loan balance is no longer covered by the paying capacity of the borrower based on a quarterly evaluation of available cash resources and collateral value. All nonaccruing loans generally remain on nonaccrual status until full collection of principal and interest in accordance with the original terms, including principal previously charged off, is probable. We generally do not voluntarily modify personal loans to troubled borrowers. Personal loans modified at the direction of bankruptcy court orders are identified as troubled debt restructurings and classified as nonaccruing.

At September 30, 2015, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. Generally, no unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the three and nine months ended September 30, 2015 follows in Table 20.

Table 20 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2015
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, June 30, 2015	$90,891	$82,368	$35,499	$208,758
Additions	23,147	16,073	—	39,220
Transfers to premises and equipment	—	—	(1,130)	(1,130)
Payments	(11,677)	(471)	—	(12,148)
Charge-offs	(5,274)	—	—	(5,274)
Net gains and write-downs	—	—	517	517
Foreclosure of nonperforming loans	(6,426)	—	6,426	—
Foreclosure of loans guaranteed by U.S. government agencies[1]	(582)	(1,003)	—	(1,585)
Proceeds from sales	—	(15,195)	(7,328)	(22,523)
Contribution to BOKF Foundation	—	—	(796)	(796)
Transfer of foreclosed loans guaranteed by U.S. government agencies to Receivables[1]	—	—	—	—
Net transfers to nonaccruing loans	243	(243)	—	—
Return to accrual status	(975)	—	—	(975)
Other, net	—	69	(72)	(3)
Balance, Sept. 30, 2015	$89,347	$81,598	$33,116	$204,061

	Nine Months Ended
	September 30, 2015
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2014	$80,771	$73,985	$101,861	$256,617
Additions	57,418	53,206	—	110,624
Transfers from premises and equipment	—	—	(1,051)	(1,051)
Payments	(24,485)	(2,216)	—	(26,701)
Charge-offs	(10,320)	—	—	(10,320)
Net gains and write-downs	—	—	1,702	1,702
Foreclosure of nonperforming loans	(10,609)	—	10,609	—
Foreclosure of loans guaranteed by U.S. government agencies[1]	(3,721)	(4,381)	—	(8,102)
Proceeds from sales	—	(37,850)	(29,043)	(66,893)
Contribution to BOKF Foundation	—	—	(796)	(796)
Transfer of foreclosed loans guaranteed by U.S. government agencies to Receivables[1]	—	—	(49,898)	(49,898)
Net transfers to nonaccruing loans	1,555	(1,555)	—	—
Return to accrual status	(1,262)	—	—	(1,262)
Other, net	—	409	(268)	141
Balance, Sept. 30, 2015	$89,347	$81,598	$33,116	$204,061

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

Nonaccruing loans totaled $89 million or 0.58% of outstanding loans at September 30, 2015, compared to $91 million or 0.60% of outstanding loans at June 30, 2015. Newly identified nonaccruing loans totaled $23 million for the third quarter of 2015. These loans were offset by $12 million of payments, $7.0 million of foreclosures and $5.3 million of charge-offs.
Commercial

Nonaccruing commercial loans totaled $34 million or 0.34% of total commercial loans at September 30, 2015, compared to $24 million or 0.25% of commercial loans at June 30, 2015. There were $15 million in newly identified nonaccruing commercial loans during the quarter, offset by $3.5 million of charge-offs, $1.2 million in payments and $288 thousand of foreclosures.

Nonaccruing commercial loans at September 30, 2015 were primarily composed of $18 million or 0.63% of total energy loans, $11 million or 0.40% of total services sector loans and $3.1 million or 0.21% of total wholesale/retail sector loans. Most of the balance of nonaccruing wholesale/retail sector loans was comprised of a single customer in the New Mexico market.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $11 million or 0.34% of outstanding commercial real estate loans at September 30, 2015, compared to $20 million or 0.66% of outstanding commercial real estate loans at June 30, 2015. Newly identified nonaccruing commercial real estate loans of $827 thousand were offset by $7.0 million of cash payments received and $3.0 million of foreclosures. There were no charge-offs of nonaccruing commercial real estate loans during the third quarter.

Nonaccruing commercial real estate loans were primarily composed of $4.7 million or 3.09% of residential construction and land development loans, $3.6 million or 0.99% of other commercial real estate loans and $1.6 million or 0.21% of loans secured by retail facilities.

Residential Mortgage and Personal

Nonaccruing residential mortgage loans totaled $44 million or 2.36% of outstanding residential mortgage loans at September 30, 2015, compared to $46 million or 2.44% of outstanding residential mortgage loans at June 30, 2015. Newly identified nonaccruing residential mortgage loans totaled $5.4 million, offset by $3.4 million of payments, $3.1 million of foreclosures and $446 thousand of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $31 million or 3.27% of outstanding non-guaranteed permanent residential mortgage loans at September 30, 2015. Nonaccruing home equity loans totaled $10 million or 1.29% of total home equity loans.

Payments of accruing residential mortgage loans and personal loans may be delinquent. The composition of residential mortgage loans and personal loans past due but still accruing is included in the following Table 21. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due decreased $2.0 million in the third quarter to $6.8 million at September 30, 2015. Personal loans past due 30 to 89 days also decreased $181 thousand compared to June 30, 2015.

Table 21 -- Residential Mortgage and Consumer Loans Past Due
(In thousands)

	September 30, 2015		June 30, 2015
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$3,318	$—	$6,277
Home equity	1	3,492	99	2,564
Total residential mortgage	$1	$6,810	99	$8,841

Personal	$—	$245	$—	$426

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $33 million at September 30, 2015, a decrease of $2.4 million compared to June 30, 2015. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 22 following.

Table 22 -- Real Estate and Other Repossessed Assets by Collateral Location
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties	$4,939	$1,945	$1,800	$1,165	$2,442	$3,309	$626	$117	$16,343
Developed commercial real estate properties	262	988	3,456	—	756	554	3,024	1,950	10,990
Undeveloped land	328	1,530	203	—	—	792	—	—	2,853
Residential land development properties	162	—	835	—	—	1,593	3	—	2,593
Other	13	—	—	—	—	324	—	—	337
Total real estate and other repossessed assets	$5,704	$4,463	$6,294	$1,165	$3,198	$6,572	$3,653	$2,067	$33,116

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the third quarter of 2015, approximately 67% of our funding was provided by deposit accounts, 18% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Table 23 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Commercial Banking	$8,628,520	$8,930,168	$8,996,972	$8,882,937	$8,924,040
Consumer Banking	6,675,990	6,724,188	6,621,377	6,584,240	6,543,492
Wealth Management	4,490,144	4,522,257	4,701,703	4,434,637	4,207,216
Subtotal	19,794,654	20,176,613	20,320,052	19,901,814	19,674,748
Funds Management and other	898,494	917,346	928,987	796,194	552,226
Total	$20,693,148	$21,093,959	$21,249,039	$20,698,008	$20,226,974

Average deposits for the third quarter of 2015 totaled $20.7 billion and represented approximately 67% of total liabilities and capital, compared with $21.1 billion and 69% of total liabilities and capital for the second quarter of 2015. Average deposits decreased $401 million from the second quarter of 2015. Average interest-bearing transaction deposit accounts decreased $303 million and and average time deposits decreased $94 million.

Average Commercial Banking deposit balances decreased $302 million compared to the second quarter of 2015, primarily due to a seasonal decline in Public Funds customer balances. Commercial customers continue to retain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. If economic activity were to improve significantly or if short-term interest rates were to increase, deposits may decline as customers deploy funds into projects or shift demand deposits into money market instruments.

Average Consumer Banking deposit balances decreased $48 million. Demand deposit balances decreased $27 million and time deposits decreased $32 million. Interest-bearing transaction deposits grew by $13 million. Average Wealth Management deposits decreased $32 million compared to the second quarter of 2015 primarily due to a $68 million decrease in time deposit balances, partially offset by a $40 million increase in demand deposits.

Brokered deposits, included in time deposits, averaged $400 million for the third quarter of 2015, a decrease of $48 million compared to the second quarter of 2015. Average interest-bearing transaction accounts for the third quarter included $579 million of brokered deposits, a decrease of $1.9 million compared to the second quarter of 2015. Changes in average brokered deposits largely affect Funds Management and Other.

The distribution of our period end deposit account balances among principal markets follows in Table 24.

Table 24 -- Period End Deposits by Principal Market Area
(In thousands)

	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Bank of Oklahoma:
Demand	$3,834,145	$4,068,088	$3,982,534	$3,828,819	$3,915,560
Interest-bearing:
Transaction	5,783,258	6,018,381	6,199,468	6,117,886	5,450,692
Savings	225,580	225,694	227,855	206,357	201,690
Time	1,253,137	1,380,566	1,372,250	1,301,194	1,292,738
Total interest-bearing	7,261,975	7,624,641	7,799,573	7,625,437	6,945,120
Total Bank of Oklahoma	11,096,120	11,692,729	11,782,107	11,454,256	10,860,680

Bank of Texas:
Demand	2,689,493	2,565,234	2,511,032	2,639,732	2,636,713
Interest-bearing:
Transaction	1,996,223	2,020,817	2,062,063	2,065,723	2,020,737
Savings	74,674	74,373	76,128	72,037	66,798
Time	554,106	536,844	547,371	547,316	569,929
Total interest-bearing	2,625,003	2,632,034	2,685,562	2,685,076	2,657,464
Total Bank of Texas	5,314,496	5,197,268	5,196,594	5,324,808	5,294,177

Bank of Albuquerque:
Demand	520,785	508,224	537,466	487,819	480,023
Interest-bearing:
Transaction	529,862	537,156	535,791	519,544	502,787
Savings	41,380	41,802	42,088	37,471	36,127
Time	281,426	285,890	290,706	295,798	303,074
Total interest-bearing	852,668	864,848	868,585	852,813	841,988
Total Bank of Albuquerque	1,373,453	1,373,072	1,406,051	1,340,632	1,322,011

Bank of Arkansas:
Demand	25,397	19,731	31,002	35,996	35,075
Interest-bearing:
Transaction	290,728	284,349	253,691	158,115	234,063
Savings	1,573	1,712	1,677	1,936	2,222
Time	26,203	28,220	28,277	28,520	38,811
Total interest-bearing	318,504	314,281	283,645	188,571	275,096
Total Bank of Arkansas	343,901	334,012	314,647	224,567	310,171

Colorado State Bank & Trust:
Demand	430,675	403,491	412,532	445,755	422,044
Interest-bearing:
Transaction	655,206	601,741	604,665	631,874	571,807
Savings	31,398	31,285	31,524	29,811	29,768
Time	320,279	322,432	340,006	353,998	372,401
Total interest-bearing	1,006,883	955,458	976,195	1,015,683	973,976
Total Colorado State Bank & Trust	1,437,558	1,358,949	1,388,727	1,461,438	1,396,020

	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Bank of Arizona:
Demand	306,425	352,024	271,091	369,115	279,811
Interest-bearing:
Transaction	293,319	298,073	295,480	347,214	336,584
Savings	4,121	2,726	2,900	2,545	3,718
Time	26,750	28,165	28,086	36,680	38,842
Total interest-bearing	324,190	328,964	326,466	386,439	379,144
Total Bank of Arizona	630,615	680,988	597,557	755,554	658,955

Bank of Kansas City:
Demand	234,847	239,609	263,920	259,121	268,903
Interest-bearing:
Transaction	150,253	139,260	157,044	273,999	128,039
Savings	1,570	1,580	1,618	1,274	1,315
Time	36,630	42,262	45,082	45,210	48,785
Total interest-bearing	188,453	183,102	203,744	320,483	178,139
Total Bank of Kansas City	423,300	422,711	467,664	579,604	447,042
Total BOK Financial deposits	$20,619,443	$21,059,729	$21,153,347	$21,140,859	$20,289,056

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. There were no wholesale federal funds purchased outstanding at September 30, 2015. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $4.7 billion during the quarter, compared to $4.0 billion in the second quarter of 2015.

At September 30, 2015, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $5.2 billion.

A summary of other borrowings by the subsidiary bank follows in Table 25.

Table 25 -- Borrowed Funds
(In thousands)

		Three Months Ended September 30, 2015				Three Months Ended June 30, 2015
	September 30, 2015	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2015	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	$62,297	$70,281	0.08%	$65,218	$64,677	$63,312	0.08%	$65,029
Repurchase agreements	555,677	672,085	0.03%	687,048	712,033	773,977	0.03%	780,405
Other borrowings:
Federal Home Loan Bank advances	4,600,000	4,746,197	0.27%	4,800,000	4,300,000	3,972,528	0.26%	4,300,000
GNMA repurchase liability	16,330	14,615	4.91%	17,734	13,411	11,242	5.06%	13,411
Other	18,820	19,169	5.44%	26,057	18,751	17,709	5.58%	18,751
Total other borrowings	4,635,150	4,779,981	0.30%		4,332,162	4,001,479	0.31%
Subordinated debentures	226,314	226,296	1.04%	226,314	226,278	307,903	2.21%	348,076
Total Borrowed Funds	$5,479,438	$5,748,643	0.30%		$5,335,150	$5,146,671	0.38%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At September 30, 2015, $227 million of this subordinated debt remains outstanding.
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
Parent Company

At September 30, 2015, cash and interest-bearing cash and cash equivalents held by the Parent Company totaled $298 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2015, based upon the most restrictive limitations as well as management's internal capital policy, the subsidiary bank could declare up to $245 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

The Company had a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”) which matured on June 5, 2015 and was not renewed by us.

Our equity capital at September 30, 2015 was $3.4 billion, an increase of $3.3 million over June 30, 2015. Net income less cash dividends paid increased equity $46 million during the third quarter of 2015. Accumulated other comprehensive income increased $34 million primarily related to the change in unrealized gains on available for sale securities due to changes in interest rates. The Company also repurchased $80 million of our common stock during the third quarter of 2015. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2015, the Company has repurchased all 2,000,000 shares authorized under this program for $124 million. The Company repurchased 1,258,348 shares during the third quarter of 2015.

On October 27, 2015, the board of directors authorized the Company to purchase up to five million additional common shares, subject to market conditions, securities law and other regulatory compliance limitations.

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

The capital ratios for BOK Financial on a consolidated basis are presented in Table 26.

Table 26 -- Capital Ratios

	Minimum Capital Requirement[1]	Capital Conservation Buffer[2]	Minimum Capital Requirement Including Capital Conservation Buffer	Sept. 30, 2015	June 30, 2015	March 31, 2015
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.78%	13.01%	13.07%
Tier 1 capital	6.00%	2.50%	8.50%	12.78%	13.01%	13.07%
Total capital	8.00%	2.50%	10.50%	13.89%	14.11%	14.39%
Tier 1 Leverage	4.00%	N/A	4.00%	9.55%	9.75%	9.74%

Average total equity to average assets				11.05%	11.10%	11.18%
Tangible common equity ratio				9.78%	9.72%	9.86%

[1]	Effective January 1, 2015

[2]	Effective January 1, 2016

	Calculated Under Then Current Capital Rules
	Dec. 31, 2014	Sept. 30, 2014
Risk-based capital:
Tier 1 capital	13.33%	13.72%
Total capital	14.66%	15.11%
Tier 1 Leverage	9.96%	10.22%

Average total equity to average assets	11.36%	11.55%
Tangible common equity ratio	10.08%	9.86%

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

Table 27 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 27 -- Non-GAAP Measure
(Dollars in thousands)

	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Tangible common equity ratio:
Total shareholders' equity	$3,377,226	$3,375,632	$3,357,161	$3,302,179	$3,243,093
Less: Goodwill and intangible assets, net	430,460	431,515	411,066	412,156	413,256
Tangible common equity	2,946,766	2,944,117	2,946,095	2,890,023	2,829,837
Total assets	30,566,905	30,725,563	30,299,978	29,089,698	29,105,020
Less: Goodwill and intangible assets, net	430,460	431,515	411,066	412,156	413,256
Tangible assets	$30,136,445	$30,294,048	$29,888,912	$28,677,542	$28,691,764
Tangible common equity ratio	9.78%	9.72%	9.86%	10.08%	9.86%

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

Table 28 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	Sept. 30,		Sept. 30,
	2015	2014	2015	2014
Anticipated impact over the next twelve months on net interest revenue	$(5,325)	$(7,658)	$(20,047)	$(16,325)
	(0.70)%	(1.07)%	(2.62)%	(2.28)%

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

Management uses a Value at Risk ("VaR") methodology to measure market risk due to changes in interest rates inherent in its trading activities. VaR is calculated based upon historical simulations over the past five years using a variance/covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VaR to $7.3 million. There were no instances of VaR being exceeded during the three and nine months ended September 30, 2015 and 2014. At September 30, 2015, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VaR amounts for the three months and nine months ended September 30, 2015 and September 30, 2014 are as follows in Table 29.

Table 29 -- Value at Risk (VaR)
(In thousands)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Average	$1,799	$1,601	$1,635	$1,739
High	2,680	3,064	2,680	3,731
Low	1,048	479	782	479
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2015	2014	2015	2014
Loans	$132,985	$126,559	$392,878	$374,523
Residential mortgage loans held for sale	3,793	2,929	10,634	7,042
Trading securities	669	414	1,618	1,233
Taxable securities	3,211	3,238	9,788	9,715
Tax-exempt securities	1,274	1,373	3,933	4,348
Total investment securities	4,485	4,611	13,721	14,063
Taxable securities	43,473	45,257	128,933	138,970
Tax-exempt securities	535	451	1,718	1,576
Total available for sale securities	44,008	45,708	130,651	140,546
Fair value option securities	2,480	913	6,803	2,558
Restricted equity securities	3,802	2,133	9,627	4,405
Interest-bearing cash and cash equivalents	1,442	601	4,114	1,249
Total interest revenue	193,664	183,868	570,046	545,619
Interest expense
Deposits	10,731	12,719	34,102	38,482
Borrowed funds	3,701	2,204	9,395	5,106
Subordinated debentures	596	2,154	4,456	6,501
Total interest expense	15,028	17,077	47,953	50,089
Net interest revenue	178,636	166,791	522,093	495,530
Provision for credit losses	7,500	—	11,500	—
Net interest revenue after provision for credit losses	171,136	166,791	510,593	495,530
Other operating revenue
Brokerage and trading revenue	31,582	35,263	99,301	103,835
Transaction card revenue	32,514	31,578	96,302	92,222
Fiduciary and asset management revenue	30,807	29,738	94,988	85,003
Deposit service charges and fees	23,606	22,508	67,618	68,330
Mortgage banking revenue	33,170	26,814	109,336	78,988
Bank-owned life insurance	2,360	2,326	6,956	6,706
Other revenue	10,618	10,320	28,694	28,380
Total fees and commissions	164,657	158,547	503,195	463,464
Gain on other assets, net	1,161	1,422	3,373	2,615
Gain (loss) on derivatives, net	1,283	(93)	1,162	1,706
Gain (loss) on fair value option securities, net	5,926	(332)	443	6,504
Change in fair value of mortgage servicing rights	(11,757)	5,281	(12,269)	(5,624)
Gain on available for sale securities, net	2,166	146	9,926	1,390
Total other-than-temporary impairment losses	—	—	(781)	—
Portion of loss recognized in other comprehensive income	—	—	689	—
Net impairment losses recognized in earnings	—	—	(92)	—
Total other operating revenue	163,436	164,971	505,738	470,055
Other operating expense
Personnel	129,062	123,043	390,305	351,190
Business promotion	5,922	6,160	19,435	19,151
Charitable contributions to BOKF Foundation	796	—	796	2,420
Professional fees and services	10,147	14,763	29,766	33,382
Net occupancy and equipment	18,689	18,892	56,660	54,577
Insurance	4,864	4,793	14,960	13,801
Data processing and communications	31,228	29,971	93,311	86,177
Printing, postage and supplies	3,376	3,380	10,390	10,350
Net losses and operating expenses of repossessed assets	267	4,966	1,103	7,516
Amortization of intangible assets	1,089	1,100	3,269	2,865
Mortgage banking costs	8,587	7,734	25,325	19,328
Other expense	10,601	7,032	26,686	20,888
Total other operating expense	224,628	221,834	672,006	621,645
Net income before taxes	109,944	109,928	344,325	343,940
Federal and state income taxes	34,128	33,802	113,142	114,042
Net income	75,816	76,126	231,183	229,898
Net income attributable to non-controlling interests	925	494	2,219	1,781
Net income attributable to BOK Financial Corporation shareholders	$74,891	$75,632	$228,964	$228,117
Earnings per share:
Basic	$1.09	$1.09	$3.33	$3.30
Diluted	$1.09	$1.09	$3.32	$3.29
Average shares used in computation:
Basic	67,668,076	68,455,866	68,004,508	68,364,549
Diluted	67,762,483	68,609,765	68,104,017	68,520,591
Dividends declared per share	$0.42	$0.40	$1.26	$1.20
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$75,816	$76,126	$231,183	$229,898
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	57,892	(42,399)	57,763	82,252
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(105)	(273)	(418)	(1,009)
Interest expense, Subordinated debentures	—	52	121	206
Net impairment losses recognized in earnings	—	—	92	—
Gain on available for sale securities, net	(2,166)	(146)	(9,926)	(1,390)
Other comprehensive income (loss) before income taxes	55,621	(42,766)	47,632	80,059
Federal and state income taxes	21,637	(16,645)	18,529	31,141
Other comprehensive income (loss), net of income taxes	33,984	(26,121)	29,103	48,918
Comprehensive income	109,800	50,005	260,286	278,816
Comprehensive income attributable to non-controlling interests	925	494	2,219	1,781
Comprehensive income attributable to BOK Financial Corp. shareholders	$108,875	$49,511	$258,067	$277,035

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2014
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$489,268	$550,576	$557,658
Interest-bearing cash and cash equivalents	1,830,105	1,925,266	2,007,901
Trading securities	181,131	188,700	169,712
Investment securities (fair value: September 30, 2015 – $643,091; December 31, 2014 – $673,626 ; September 30, 2014 – $676,445)	612,384	652,360	655,091
Available for sale securities	8,801,089	8,978,945	9,306,886
Fair value option securities	427,760	311,597	175,761
Restricted equity securities	263,587	141,494	189,587
Residential mortgage loans held for sale	357,414	304,182	373,253
Loans	15,367,441	14,208,037	13,683,739
Allowance for loan losses	(204,116)	(189,056)	(191,244)
Loans, net of allowance	15,163,325	14,018,981	13,492,495
Premises and equipment, net	294,669	273,833	275,718
Receivables	151,451	132,408	114,374
Goodwill	385,461	377,780	377,780
Intangible assets, net	44,999	34,376	35,476
Mortgage servicing rights	200,049	171,976	173,286
Real estate and other repossessed assets, net of allowance (September 30, 2015 – $12,874; December 31, 2014 – $22,937; September 30, 2014 – $25,916)	33,116	101,861	97,871
Derivative contracts, net	726,159	361,874	360,809
Cash surrender value of bank-owned life insurance	300,981	293,978	291,583
Receivable on unsettled securities sales	30,009	74,259	94,881
Other assets	273,948	195,252	354,898
Total assets	$30,566,905	$29,089,698	$29,105,020

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$8,041,767	$8,066,357	$8,038,129
Interest-bearing deposits:
Transaction	9,698,849	10,114,355	9,244,709
Savings	380,296	351,431	341,638
Time	2,498,531	2,608,716	2,664,580
Total deposits	20,619,443	21,140,859	20,289,056
Funds purchased	62,297	57,031	85,135
Repurchase agreements	555,677	1,187,489	1,026,009
Other borrowings	4,635,150	2,133,774	3,484,487
Subordinated debentures	226,314	347,983	347,936
Accrued interest, taxes and expense	158,048	120,211	100,664
Derivative contracts, net	636,115	354,554	348,687
Due on unsettled securities purchases	98,351	290,540	8,126
Other liabilities	159,348	121,051	137,608
Total liabilities	27,150,743	25,753,492	25,827,708
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2015 – 74,461,234; December 31, 2014 – 74,003,754; September 30, 2014 – 73,964,496)	4	4	4
Capital surplus	973,824	954,644	948,305
Retained earnings	2,673,292	2,530,837	2,495,338
Treasury stock (shares at cost: September 30, 2015 – 6,748,203 ; December 31, 2014 – 4,890,018; September 30, 2014 – 4,626,998)	(355,670)	(239,979)	(223,849)
Accumulated other comprehensive income	85,776	56,673	23,295
Total shareholders’ equity	3,377,226	3,302,179	3,243,093
Non-controlling interests	38,936	34,027	34,219
Total equity	3,416,162	3,336,206	3,277,312
Total liabilities and equity	$30,566,905	$29,089,698	$29,105,020

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, Dec. 31, 2013	73,163	$4	$898,586	$2,349,428	4,305	$(202,346)	$(25,623)	$3,020,049	$34,924	$3,054,973
Net income	—	—	—	228,117	—	—	—	228,117	1,781	229,898
Other comprehensive income	—	—	—	—	—	—	48,918	48,918	—	48,918
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares for equity compensation	470	—	14,656	—	120	(8,367)	—	6,289	—	6,289
Tax effect from equity compensation, net	—	—	8,176	—	—	—	—	8,176	—	8,176
Share-based compensation	—	—	11,815	—	—	—	—	11,815	—	11,815
Issuance of shares in settlement of deferred compensation, net	331	—	15,072	—	202	(13,136)	—	1,936	—	1,936
Cash dividends on common stock	—	—	—	(82,207)	—	—	—	(82,207)	—	(82,207)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,486)	(2,486)

Balance, Sept. 30, 2014	73,964	$4	$948,305	$2,495,338	4,627	$(223,849)	$23,295	$3,243,093	$34,219	$3,277,312

Balances at December 31, 2014	74,004	$4	$954,644	$2,530,837	4,890	$(239,979)	$56,673	$3,302,179	$34,027	$3,336,206
Net income	—	—	—	228,964	—	—	—	228,964	2,219	231,183
Other comprehensive income	—	—	—	—	—	—	29,103	29,103	—	29,103
Repurchase of common stock	—	—	—	—	1,760	(109,760)	—	(109,760)	—	(109,760)
Issuance of shares for equity compensation	457	—	10,728	—	98	(5,931)	—	4,797	—	4,797
Tax effect from equity compensation, net	—	—	645	—	—	—	—	645	—	645
Share-based compensation	—	—	7,807	—	—	—	—	7,807	—	7,807
Cash dividends on common stock	—	—	—	(86,509)	—	—	—	(86,509)	—	(86,509)
Sale of non-controlling interests	—	—	—	—	—	—	—	—	5,500	5,500
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,810)	(2,810)

Balance, Sept. 30, 2015	74,461	$4	$973,824	$2,673,292	6,748	$(355,670)	$85,776	$3,377,226	$38,936	$3,416,162

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$231,183	$229,898
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	11,500	—
Change in fair value of mortgage servicing rights	12,269	5,624
Unrealized gains from derivative contracts	(974)	(7,853)
Tax effect from equity compensation, net	(645)	(8,176)
Change in bank-owned life insurance	(6,956)	(6,706)
Share-based compensation	7,807	11,815
Depreciation and amortization	50,088	40,833
Net amortization of securities discounts and premiums	42,757	43,078
Net realized losses (gains) on financial instruments and other assets	(12,601)	1,459
Net gain on mortgage loans held for sale	(60,075)	(43,764)
Mortgage loans originated for sale	(5,007,471)	(3,220,120)
Proceeds from sale of mortgage loans held for sale	5,022,109	3,091,285
Capitalized mortgage servicing rights	(62,375)	(39,183)
Charitable contributions to BOKF Foundation	796	2,420
Change in trading and fair value option securities	(110,857)	(88,005)
Change in receivables	8,455	14,134
Change in other assets	(8,412)	36,931
Change in accrued interest, taxes and expense	14,447	(107,585)
Change in other liabilities	40,670	23,164
Net cash provided by (used in) operating activities	171,715	(20,751)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	53,795	54,666
Proceeds from maturities or redemptions of available for sale securities	1,307,177	1,323,708
Purchases of investment securities	(19,037)	(37,094)
Purchases of available for sale securities	(2,271,374)	(2,324,730)
Proceeds from sales of available for sale securities	1,164,425	1,884,061
Change in amount receivable on unsettled securities transactions	44,250	(77,707)
Loans originated, net of principal collected	(1,121,100)	(845,432)
Net payments on derivative asset contracts	(291,949)	(102,302)
Acquisitions, net of cash acquired	(18,098)	(21,898)
Proceeds from disposition of assets	131,824	95,611
Purchases of assets	(203,546)	(193,597)
Net cash used in investing activities	(1,223,633)	(244,714)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(411,231)	51,142
Net change in time deposits	(110,185)	(31,413)
Net change in other borrowed funds	1,786,438	1,773,313
Repayment of subordinated debentures	(121,810)	—
Net proceeds on derivative liability contracts	277,872	114,985
Net change in derivative margin accounts	(148,119)	(45,724)
Change in amount due on unsettled security transactions	(192,189)	(37,614)
Issuance of common and treasury stock, net	4,797	(6,847)
Tax effect from equity compensation, net	645	8,176
Sale of non-controlling interests	5,500	—
Repurchase of common stock	(109,760)	—
Dividends paid	(86,509)	(82,207)
Net cash provided by financing activities	895,449	1,743,811
Net increase (decrease) in cash and cash equivalents	(156,469)	1,478,346
Cash and cash equivalents at beginning of period	2,475,842	1,087,213
Cash and cash equivalents at end of period	$2,319,373	$2,565,559

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

Supplemental Cash Flow Information:
Cash paid for interest	$50,066	$47,264
Cash paid for taxes	$78,115	$61,627
Net loans and bank premises transferred to repossessed real estate and other assets	$9,558	$38,797
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$86,242	$100,430
Conveyance of other real estate owned guaranteed by U.S. government agencies	$93,157	$34,425
Issuance of shares in settlement of accrued executive compensation	$—	$15,072
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

The financial information should be read in conjunction with BOK Financial’s 2014 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2014 have been derived from the audited financial statements included in BOK Financial’s 2014 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	September 30, 2015		December 31, 2014		September 30, 2014
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$42,431	$(38)	$85,092	$(62)	$41,004	$(5)
U.S. agency residential mortgage-backed securities	30,973	195	31,199	269	33,226	(2,002)
Municipal and other tax-exempt securities	84,261	421	38,951	18	76,884	90
Other trading securities	23,466	28	33,458	(38)	18,598	62
Total trading securities	$181,131	$606	$188,700	$187	$169,712	$(1,855)
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2015
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$379,980	$379,980	$384,310	$4,461	$(131)
U.S. agency residential mortgage-backed securities – Other	28,456	28,653	30,080	1,427	—
Other debt securities	203,751	203,751	228,701	25,063	(113)
Total investment securities	$612,187	$612,384	$643,091	$30,951	$(244)

[1]
Carrying value includes $197 thousand of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio in 2011.

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	December 31, 2014
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$405,090	$405,090	$408,344	$4,205	$(951)
U.S. agency residential mortgage-backed securities – Other	35,135	35,750	37,463	1,713	—
Other debt securities	211,520	211,520	227,819	16,956	(657)
Total investment securities	$651,745	$652,360	$673,626	$22,874	$(1,608)

[1]
Carrying value includes $615 thousand of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio in 2011.

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	September 30, 2014
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$410,595	$410,595	$415,233	$4,847	$(209)
U.S. agency residential mortgage-backed securities – Other	37,763	38,585	40,259	1,674	—
Other debt securities	205,911	205,911	220,953	16,001	(959)
Total investment securities	$654,269	$655,091	$676,445	$22,522	$(1,168)

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

The amortized cost and fair values of investment securities at September 30, 2015, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$51,529	$276,168	$18,225	$34,058	$379,980	3.37
Fair value	51,641	278,013	18,406	36,250	384,310
Nominal yield¹	1.41%	1.78%	3.18%	5.77%	2.16%
Other debt securities:
Carrying value	11,797	42,346	85,786	63,822	203,751	8.89
Fair value	11,963	45,699	97,088	73,951	228,701
Nominal yield	4.09%	4.63%	5.68%	5.97%	5.46%
Total fixed maturity securities:
Carrying value	$63,326	$318,514	$104,011	$97,880	$583,731	5.29
Fair value	63,604	323,712	115,494	110,201	613,011
Nominal yield	1.91%	2.16%	5.24%	5.90%	3.31%
Residential mortgage-backed securities:
Carrying value					$28,653	³
Fair value					30,080
Nominal yield[4]					2.75%
Total investment securities:
Carrying value					$612,384
Fair value					643,091
Nominal yield					3.28%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 4.0 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2015
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,003	$3	$—	$—
Municipal and other tax-exempt	57,610	57,960	1,065	(715)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,115,810	3,185,097	69,757	(470)	—
FHLMC	1,853,379	1,885,201	32,646	(824)	—
GNMA	741,212	744,647	4,557	(1,122)	—
Other	3,922	4,182	260	—	—
Total U.S. government agencies	5,714,323	5,819,127	107,220	(2,416)	—
Private issue:
Alt-A loans	58,801	64,700	6,519	—	(620)
Jumbo-A loans	75,258	80,982	6,121	—	(397)
Total private issue	134,059	145,682	12,640	—	(1,017)
Total residential mortgage-backed securities	5,848,382	5,964,809	119,860	(2,416)	(1,017)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,708,931	2,735,787	28,889	(2,033)	—
Other debt securities	4,400	4,150	—	(250)	—
Perpetual preferred stock	17,171	19,163	2,030	(38)	—
Equity securities and mutual funds	18,711	18,217	950	(1,444)	—
Total available for sale securities	$8,656,205	$8,801,089	$152,797	$(6,896)	$(1,017)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2014
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,005	$1,005	$—	$—	$—
Municipal and other tax-exempt	63,018	63,557	1,280	(741)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,932,200	3,997,428	71,200	(5,972)	—
FHLMC	1,810,476	1,836,870	29,043	(2,649)	—
GNMA	801,820	807,443	8,240	(2,617)	—
Other	4,808	5,143	335	—	—
Total U.S. government agencies	6,549,304	6,646,884	108,818	(11,238)	—
Private issue:
Alt-A loans	65,582	71,952	6,677	—	(307)
Jumbo-A loans	88,778	94,005	5,584	—	(357)
Total private issue	154,360	165,957	12,261	—	(664)
Total residential mortgage-backed securities	6,703,664	6,812,841	121,079	(11,238)	(664)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,064,091	2,048,609	4,437	(19,919)	—
Other debt securities	9,438	9,212	26	(252)	—
Perpetual preferred stock	22,171	24,277	2,183	(77)	—
Equity securities and mutual funds	18,603	19,444	871	(30)	—
Total available for sale securities	$8,881,990	$8,978,945	$129,876	$(32,257)	$(664)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	September 30, 2014
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,014	$1,015	$1	$—	$—
Municipal and other tax-exempt	63,508	64,363	1,580	(725)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4,117,747	4,158,631	61,663	(20,779)	—
FHLMC	1,812,708	1,823,393	21,886	(11,201)	—
GNMA	858,003	863,055	9,240	(4,188)	—
Other	5,132	5,524	392	—	—
Total U.S. government agencies	6,793,590	6,850,603	93,181	(36,168)	—
Private issue:
Alt-A loans	68,493	73,405	4,985	—	(73)
Jumbo-A loans	92,831	98,088	5,611	—	(354)
Total private issue	161,324	171,493	10,596	—	(427)
Total residential mortgage-backed securities	6,954,914	7,022,096	103,777	(36,168)	(427)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,168,978	2,141,645	1,841	(29,174)	—
Other debt securities	34,470	34,291	71	(250)	—
Perpetual preferred stock	22,171	24,358	2,194	(7)	—
Equity securities and mutual funds	18,896	19,118	773	(551)	—
Total available for sale securities	$9,263,951	$9,306,886	$110,237	$(66,875)	$(427)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at September 30, 2015, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$—	$1,000	$—	$—		$1,000	2.30
Fair value	—	1,003	—	—		1,003
Nominal yield	—%	0.87%	—%	—%		0.87%
Municipal and other tax-exempt:
Amortized cost	$10,078	$23,030	$2,761	$21,741		$57,610	8.15
Fair value	10,166	23,719	2,813	21,262		57,960
Nominal yield¹	3.55%	4.31%	3.66%	2.01%	[6]	3.28%
Commercial mortgage-backed securities:
Amortized cost	$—	$945,915	$1,537,674	$225,342		$2,708,931	7.14
Fair value	—	952,149	1,557,840	225,798		2,735,787
Nominal yield	—%	1.46%	2.07%	1.29%		1.79%
Other debt securities:
Amortized cost	$—	$—	$—	$4,400		$4,400	31.91
Fair value	—	—	—	4,150		4,150
Nominal yield	—%	—%	—%	1.71%	[6]	1.55%
Total fixed maturity securities:
Amortized cost	$10,078	$969,945	$1,540,435	$251,483		$2,771,941	7.19
Fair value	10,166	976,871	1,560,653	251,210		2,798,900
Nominal yield	3.55%	1.52%	2.07%	1.36%		1.82%
Residential mortgage-backed securities:
Amortized cost						$5,848,382	[2]
Fair value						5,964,809
Nominal yield[4]						1.95%
Equity securities and mutual funds:
Amortized cost						$35,882	³
Fair value						37,380
Nominal yield						—%
Total available-for-sale securities:
Amortized cost						$8,656,205
Fair value						8,801,089
Nominal yield						1.90%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.6 years years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Proceeds	$450,765	$552,871	$1,164,425	$1,884,061
Gross realized gains	3,803	3,441	13,543	19,768
Gross realized losses	(1,637)	(3,295)	(3,617)	(18,378)
Related federal and state income tax expense	843	57	3,861	541

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2014
Investment:
Carrying value	$50,380	$63,495	$66,470
Fair value	52,249	65,855	69,031

Available for sale:
Amortized cost	6,225,689	5,855,220	5,388,372
Fair value	6,318,330	5,893,972	5,390,599

The secured parties do not have the right to sell or re-pledge these securities.

Impaired Securities as of September 30, 2015
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	15	$6,250	$81	$13,438	$50	$19,688	$131
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	17	1,283	64	4,577	49	5,860	113
Total investment securities	32	$7,533	$145	$18,015	$99	$25,548	$244

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	18	$7,868	$485	$3,800	$230	$11,668	$715
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	6	155,747	470	—	—	155,747	470
FHLMC	4	71,930	503	26,848	321	98,778	824
GNMA	4	54,701	562	54,701	560	109,402	1,122
Total U.S. government agencies	14	282,378	1,535	81,549	881	363,927	2,416
Private issue[1]:
Alt-A loans	4	2,857	186	6,667	434	9,524	620
Jumbo-A loans	8	5,380	236	3,681	161	9,061	397
Total private issue	12	8,237	422	10,348	595	18,585	1,017
Total residential mortgage-backed securities	26	290,615	1,957	91,897	1,476	382,512	3,433
Commercial mortgage-backed securities guaranteed by U.S. government agencies	31	327,790	1,488	223,007	545	550,797	2,033
Other debt securities	2	—	—	4,149	250	4,149	250
Perpetual preferred stocks	1	1,912	38	—	—	1,912	38
Equity securities and mutual funds	37	4,031	1,432	526	12	4,557	1,444
Total available for sale securities	115	$632,216	$5,400	$323,379	$2,513	$955,595	$7,913

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Impaired Securities as of December 31, 2014
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	78	$112,677	$426	$60,076	$525	$172,753	$951
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	84	31,274	637	761	20	32,035	657
Total investment securities	162	$143,951	$1,063	$60,837	$545	$204,788	$1,608

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	22	$10,838	$12	$12,176	$729	$23,014	$741
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	24	257,854	547	454,394	5,425	712,248	5,972
FHLMC	16	62,950	37	310,834	2,612	373,784	2,649
GNMA	5	8,550	12	128,896	2,605	137,446	2,617
Total U.S. government agencies	45	329,354	596	894,124	10,642	1,223,478	11,238
Private issue[1]:
Alt-A loans	4	11,277	307	—	—	11,277	307
Jumbo-A loans	8	—	—	10,020	357	10,020	357
Total private issue	12	11,277	307	10,020	357	21,297	664
Total residential mortgage-backed securities	57	340,631	903	904,144	10,999	1,244,775	11,902
Commercial mortgage-backed securities guaranteed by U.S. government agencies	104	223,106	454	1,238,376	19,465	1,461,482	19,919
Other debt securities	2	—	—	4,150	252	4,150	252
Perpetual preferred stocks	2	2,898	77	—	—	2,898	77
Equity securities and mutual funds	68	—	—	1,205	30	1,205	30
Total available for sale securities	255	$577,473	$1,446	$2,160,051	$31,475	$2,737,524	$32,921

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Impaired Securities as of September 30, 2014
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	24	$481	$—	$60,742	$209	$61,223	$209
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	83	25,373	929	1,811	30	27,184	959
Total investment securities	107	$25,854	$929	$62,553	$239	$88,407	$1,168

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt[1]	19	$—	$—	$12,288	$725	$12,288	$725
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	55	652,845	1,923	806,175	18,856	1,459,020	20,779
FHLMC	33	385,832	1,426	499,320	9,775	885,152	11,201
GNMA	8	58,730	13	144,397	4,175	203,127	4,188
Total U.S. government agencies	96	1,097,407	3,362	1,449,892	32,806	2,547,299	36,168
Private issue[1]:
Alt-A loans	4	12,169	73	—	—	12,169	73
Jumbo-A loans	8	3,252	106	7,587	248	10,839	354
Total private issue	12	15,421	179	7,587	248	23,008	427
Total residential mortgage-backed securities	108	1,112,828	3,541	1,457,479	33,054	2,570,307	36,595
Commercial mortgage-backed securities guaranteed by U.S. government agencies	125	428,610	2,312	1,235,200	26,862	1,663,810	29,174
Other debt securities	2	—	—	4,150	250	4,150	250
Perpetual preferred stocks	1	1,018	7	—	—	1,018	7
Equity securities and mutual funds	81	4,869	511	1,497	40	6,366	551
Total available for sale securities	336	$1,547,325	$6,371	$2,710,614	$60,931	$4,257,939	$67,302

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of September 30, 2015, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at September 30, 2015.

At September 30, 2015, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$252,263	$253,734	$5,279	$5,313	$—	$—	$122,438	$125,263	$379,980	$384,310
Mortgage-backed securities -- other	28,653	30,080	—	—	—	—	—	—	—	—	28,653	30,080
Other debt securities	—	—	151,442	174,290	—	—	—	—	52,309	54,411	203,751	228,701
Total investment securities	$28,653	$30,080	$403,705	$428,024	$5,279	$5,313	$—	$—	$174,747	$179,674	$612,384	$643,091

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,000	$1,003	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$1,003
Municipal and other tax-exempt	—	—	34,053	34,912	10,588	10,026	—	—	12,969	13,022	57,610	57,960
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,115,810	3,185,097	—	—	—	—	—	—	—	—	3,115,810	3,185,097
FHLMC	1,853,379	1,885,201	—	—	—	—	—	—	—	—	1,853,379	1,885,201
GNMA	741,212	744,647	—	—	—	—	—	—	—	—	741,212	744,647
Other	3,922	4,182	—	—	—	—	—	—	—	—	3,922	4,182
Total U.S. government agencies	5,714,323	5,819,127	—	—	—	—	—	—	—	—	5,714,323	5,819,127
Private issue:
Alt-A loans	—	—	—	—	—	—	58,801	64,700	—	—	58,801	64,700
Jumbo-A loans	—	—	—	—	—	—	75,258	80,982	—	—	75,258	80,982
Total private issue	—	—	—	—	—	—	134,059	145,682	—	—	134,059	145,682
Total residential mortgage-backed securities	5,714,323	5,819,127	—	—	—	—	134,059	145,682	—	—	5,848,382	5,964,809
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,708,931	2,735,787	—	—	—	—	—	—	—	—	2,708,931	2,735,787
Other debt securities	—	—	4,400	4,150	—	—	—	—	—	—	4,400	4,150
Perpetual preferred stock	—	—	—	—	6,406	7,312	10,765	11,851	—	—	17,171	19,163
Equity securities and mutual funds	—	—	4	515	—	—	—	—	18,707	17,702	18,711	18,217
Total available for sale securities	$8,424,254	$8,555,917	$38,457	$39,577	$16,994	$17,338	$144,824	$157,533	$31,676	$30,724	$8,656,205	$8,801,089

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At September 30, 2015, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade. The gross unrealized loss on these securities totaled $1.0 million. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2014

Unemployment rate	Moving down to 5.1% over the next 12 months and remain at 5.1% thereafter.	Held constant at 5.6% over the next 12 months and remain at 5.6% thereafter.	Moving down to 6.2% over the next 12 months and remains at 6.2% thereafter.
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

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities is charged against other comprehensive income, net of deferred taxes. No credit loss impairments of were recognized in earnings on privately issued residential mortgage-backed securities during the three months ended September 30, 2015.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				Sept. 30, 2015		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	14	$58,801	$64,700	—	$—	14	$36,219
Jumbo-A	30	75,258	80,982	—	—	29	18,220
Total	44	$134,059	$145,682	—	$—	43	$54,439

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at September 30, 2015.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2015	2014	2015	2014
Balance of credit-related OTTI recognized on available for sale debt securities, beginning of period	$54,439	$54,347	$54,347	$67,346
Additions for credit-related OTTI not previously recognized	—	—	—	—
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	—	—	92	—
Reductions for change in intent to hold before recovery	—	—	—
Sales	—	—	—	(12,999)
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$54,439	$54,347	$54,439	$54,347

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	Sept. 30, 2015		Dec. 31, 2014		Sept. 30, 2014
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities	$427,760	$2,067	$311,597	$1,624	$175,761	$(2,061)

Restricted Equity Securities

Restricted equity securities primarily include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks. Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares are restricted and lacks a market. A summary of restricted equity securities follows (in thousands):

	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2014
Federal Reserve stock	$35,148	$35,018	$33,971
Federal Home Loan Bank stock	228,268	106,476	155,616
Other	171	—	—
Total	$263,587	$141,494	$189,587
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

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contracts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of September 30, 2015, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $21 million.

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

Interest Rate Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed-rate liabilities to floating-rate based on LIBOR. As of September 30, 2015, derivative contracts under the interest rate risk management program were primarily used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2015 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,093,704	$136,435	$(50,845)	$85,590	$—	$85,590
Interest rate swaps	1,345,779	42,636	—	42,636	—	42,636
Energy contracts	560,997	89,948	(28,535)	61,413	(23,089)	38,324
Agricultural contracts	101,321	8,064	(4,053)	4,011	(1,558)	2,453
Foreign exchange contracts	618,991	557,313	—	557,313	(3,985)	553,328
Equity option contracts	143,452	3,784	—	3,784	(470)	3,314
Total customer risk management programs	18,864,244	838,180	(83,433)	754,747	(29,102)	725,645
Interest rate risk management programs	47,000	514	—	514	—	514
Total derivative contracts	$18,911,244	$838,694	$(83,433)	$755,261	$(29,102)	$726,159

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,050,271	$133,543	$(50,845)	$82,698	$(82,225)	$473
Interest rate swaps	1,345,779	42,901	—	42,901	(26,723)	16,178
Energy contracts	551,989	85,856	(28,535)	57,321	—	57,321
Agricultural contracts	101,325	8,045	(4,053)	3,992	—	3,992
Foreign exchange contracts	618,770	556,890	—	556,890	(2,619)	554,271
Equity option contracts	143,452	3,784	—	3,784	—	3,784
Total customer risk management programs	18,811,586	831,019	(83,433)	747,586	(111,567)	636,019
Interest rate risk management programs	7,500	96	—	96	—	96
Total derivative contracts	$18,819,086	$831,115	$(83,433)	$747,682	$(111,567)	$636,115

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2014 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$13,125,309	$48,913	$(25,263)	$23,650	$—	$23,650
Interest rate swaps	1,171,163	34,148	—	34,148	(199)	33,949
Energy contracts	847,446	32,005	(15,660)	16,345	(3,499)	12,846
Agricultural contracts	49,943	2,372	(470)	1,902	—	1,902
Foreign exchange contracts	336,755	275,116	—	275,116	—	275,116
Equity option contracts	202,883	13,900	—	13,900	(554)	13,346
Total customer risk management programs	15,733,499	406,454	(41,393)	365,061	(4,252)	360,809
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$15,733,499	$406,454	$(41,393)	$365,061	$(4,252)	$360,809

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$13,702,440	$45,889	$(25,263)	$20,626	$—	$20,626
Interest rate swaps	1,171,163	34,316	—	34,316	(15,145)	19,171
Energy contracts	844,976	35,583	(15,660)	19,923	—	19,923
Agricultural contracts	49,911	2,404	(470)	1,934	(1,888)	46
Foreign exchange contracts	336,661	274,829	—	274,829	(1,729)	273,100
Equity option contracts	202,883	13,900	—	13,900	—	13,900
Total customer risk management programs	16,308,034	406,921	(41,393)	365,528	(18,762)	346,766
Interest rate risk management programs	47,000	1,921	—	1,921	—	1,921
Total derivative contracts	$16,355,034	$408,842	$(41,393)	$367,449	$(18,762)	$348,687

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2015		September 30, 2014
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$7,914	$—	$7,547	$—
Interest rate swaps	411	—	967	—
Energy contracts	771	—	1,523	—
Agricultural contracts	44	—	26	—
Foreign exchange contracts	152	—	806	—
Equity option contracts	—	—	—	—
Total customer risk management programs	9,292	—	10,869	—
Interest rate risk management programs	(199)	1,283	—	(93)
Total derivative contracts	$9,093	$1,283	$10,869	$(93)

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$25,942	$—	$19,322	$—
Interest rate swaps	1,495	—	1,998	—
Energy contracts	3,138	—	5,007	—
Agricultural contracts	86	—	127	—
Foreign exchange contracts	618	—	1,358	—
Equity option contracts	—	—	—	—
Total customer risk management programs	31,279	—	27,812	—
Interest rate risk management programs	(199)	1,162	—	1,706
Total derivative contracts	$31,080	$1,162	$27,812	$1,706

Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three and nine months ended September 30, 2015 and 2014, respectively.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2015				December 31, 2014
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,854,163	$7,909,461	$33,798	$9,797,422	$1,736,976	$7,345,167	$13,527	$9,095,670
Commercial real estate	588,604	2,635,507	10,956	3,235,067	721,513	1,988,080	18,557	2,728,150
Residential mortgage	1,624,759	200,136	44,100	1,868,995	1,698,620	202,771	48,121	1,949,512
Personal	100,615	364,848	494	465,957	102,865	331,274	566	434,705
Total	$4,168,141	$11,109,952	$89,348	$15,367,441	$4,259,974	$9,867,292	$80,771	$14,208,037
Accruing loans past due (90 days)[1]				$101				$125

	September 30, 2014
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,714,251	$6,841,383	$16,404	$8,572,038
Commercial real estate	757,846	1,935,693	30,660	2,724,199
Residential mortgage	1,722,864	207,892	48,907	1,979,663
Personal	106,736	300,523	580	407,839
Total	$4,301,697	$9,285,491	$96,551	$13,683,739
Accruing loans past due (90 days)[1]				$25

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At September 30, 2015, $5.2 billion or 34% of our total loan portfolio is to businesses and individuals attributed to the Texas market and $3.4 billion or 22% of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At September 30, 2015, commercial loans attributed to the Texas market totaled $3.4 billion or 35% of the commercial loan portfolio segment and commercial loans attributed to the Oklahoma market totaled $2.1 billion or 21% of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.8 billion or 18% of total loans at September 30, 2015, including $2.3 billion of outstanding loans to energy producers. Approximately 61% of committed production loans are secured by properties primarily producing oil and 39% are secured by properties producing natural gas. The services loan class totaled $2.7 billion at September 30, 2015. Approximately $1.2 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include governmental, finance and insurance, not-for-profit, educational services and loans to entities providing services for real estate and construction.

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

At September 30, 2015, 31% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 13% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

Residential Mortgage and Personal

Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. Residential mortgage loans are secured by a first or second mortgage on the customer’s primary residence. Personal loans consist primarily of loans secured by the cash surrender value of insurance policies and marketable securities. It also includes direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as unsecured loans. Residential mortgage and personal loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Loans may be individually underwritten or credit scored based on size and other criteria. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability. Residential mortgage loans retained in the Company’s portfolio are primarily composed of various mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals and certain professionals. Jumbo loans may be fixed or variable rate and are fully amortizing. Jumbo loans generally conform to government sponsored entity standards, except that the loan size exceeds maximums required under these standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%.  Loan-to-value (“LTV”) ratios are tiered from 60% to 100%, depending on the market. Special mortgage programs include fixed and variable fully amortizing loans tailored to the needs of certain healthcare professionals. Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

At September 30, 2015, residential mortgage loans included $193 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $739 million at September 30, 2015. Approximately, 69% of the home equity loan portfolio is comprised of first lien loans and 31% of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 67% to amortizing term loans and 33% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2015, outstanding commitments totaled $8.3 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2015, outstanding standby letters of credit totaled $480 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At September 30, 2015, outstanding commercial letters of credit totaled $7.4 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and nine months ended September 30, 2015.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended September 30, 2015 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$107,037	$39,744	$21,449	$3,955	$28,902	$201,087
Provision for loan losses	4,694	180	(349)	1,413	(1,156)	4,782
Loans charged off	(3,497)	—	(446)	(1,331)	—	(5,274)
Recoveries	759	1,865	205	692	—	3,521
Ending balance	$108,993	$41,789	$20,859	$4,729	$27,746	$204,116
Allowance for off-balance sheet credit losses:
Beginning balance	$595	$242	$26	$19	$—	$882
Provision for off-balance sheet credit losses	1,873	847	(2)	—	—	2,718
Ending balance	$2,468	$1,089	$24	$19	$—	$3,600

Total provision for credit losses	$6,567	$1,027	$(351)	$1,413	$(1,156)	$7,500

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the nine months ended September 30, 2015 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$90,875	$42,445	$23,458	$4,233	$28,045	$189,056
Provision for loan losses	20,869	(11,571)	(1,938)	2,069	(299)	9,130
Loans charged off	(4,552)	(44)	(1,784)	(3,940)	—	(10,320)
Recoveries	1,801	10,959	1,123	2,367	—	16,250
Ending balance	$108,993	$41,789	$20,859	$4,729	$27,746	$204,116
Allowance for off-balance sheet credit losses:
Beginning balance	$475	$707	$28	$20	$—	$1,230
Provision for off-balance sheet credit losses	1,993	382	(4)	(1)	—	2,370
Ending balance	$2,468	$1,089	$24	$19	$—	$3,600

Total provision for credit losses	$22,862	$(11,189)	$(1,942)	$2,068	$(299)	$11,500

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended September 30, 2014 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$87,806	$41,252	$27,654	$7,029	$26,949	$190,690
Provision for loan losses	(1,174)	(84)	185	156	995	78
Loans charged off	(117)	(145)	(773)	(1,603)	—	(2,638)
Recoveries	260	1,410	150	1,294	—	3,114
Ending balance	$86,775	$42,433	$27,216	$6,876	$27,944	$191,244
Allowance for off-balance sheet credit losses:
Beginning balance	$345	$902	$43	$18	$—	$1,308
Provision for off-balance sheet credit losses	(65)	10	(19)	(4)	—	(78)
Ending balance	$280	$912	$24	$14	$—	$1,230

Total provision for credit losses	$(1,239)	$(74)	$166	$152	$995	$—

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the nine months ended September 30, 2014 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$79,180	$41,573	$29,465	$6,965	$28,213	$185,396
Provision for loan losses	4,444	(4,633)	136	1,180	(269)	858
Loans charged off	(290)	(365)	(3,611)	(4,742)	—	(9,008)
Recoveries	3,441	5,858	1,226	3,473	—	13,998
Ending balance	$86,775	$42,433	$27,216	$6,876	$27,944	$191,244
Allowance for off-balance sheet credit losses:
Beginning balance	$119	$1,876	$90	$3	$—	$2,088
Provision for off-balance sheet credit losses	161	(964)	(66)	11	—	(858)
Ending balance	$280	$912	$24	$14	$—	$1,230

Total provision for credit losses	$4,605	$(5,597)	$70	$1,191	$(269)	$—

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2015 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,763,624	$104,157	$33,798	$4,836	$9,797,422	$108,993
Commercial real estate	3,224,111	41,771	10,956	18	3,235,067	41,789
Residential mortgage	1,824,896	20,762	44,099	97	1,868,995	20,859
Personal	465,463	4,729	494	—	465,957	4,729
Total	15,278,094	171,419	89,347	4,951	15,367,441	176,370

Nonspecific allowance	—	—	—	—	—	27,746

Total	$15,278,094	$171,419	$89,347	$4,951	$15,367,441	$204,116

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2014 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,082,143	$90,709	$13,527	$166	$9,095,670	$90,875
Commercial real estate	2,709,593	42,404	18,557	41	2,728,150	42,445
Residential mortgage	1,901,391	23,353	48,121	105	1,949,512	23,458
Personal	434,139	4,233	566	—	434,705	4,233
Total	14,127,266	160,699	80,771	312	14,208,037	161,011

Nonspecific allowance	—	—	—	—	—	28,045

Total	$14,127,266	$160,699	$80,771	$312	$14,208,037	$189,056

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2014 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$8,555,634	$83,609	$16,404	$3,166	$8,572,038	$86,775
Commercial real estate	2,693,539	42,358	30,660	75	2,724,199	42,433
Residential mortgage	1,930,756	27,109	48,907	107	1,979,663	27,216
Personal	407,259	6,876	580	—	407,839	6,876
Total	13,587,188	159,952	96,551	3,348	13,683,739	163,300

Nonspecific allowance	—	—	—	—	—	27,944

Total	$13,587,188	$159,952	$96,551	$3,348	$13,683,739	$191,244

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at September 30, 2015 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,771,003	$108,101	$26,419	$892	$9,797,422	$108,993
Commercial real estate	3,235,067	41,789	—	—	3,235,067	41,789
Residential mortgage	190,361	2,938	1,678,634	17,921	1,868,995	20,859
Personal	380,376	1,790	85,581	2,939	465,957	4,729
Total	13,576,807	154,618	1,790,634	21,752	15,367,441	176,370

Nonspecific allowance	—	—	—	—	—	27,746

Total	$13,576,807	$154,618	$1,790,634	$21,752	$15,367,441	$204,116

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at December 31, 2014 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,073,030	$90,085	$22,640	$790	$9,095,670	$90,875
Commercial real estate	2,728,150	42,445	—	—	2,728,150	42,445
Residential mortgage	192,303	2,996	1,757,209	20,462	1,949,512	23,458
Personal	343,227	1,506	91,478	2,727	434,705	4,233
Total	12,336,710	137,032	1,871,327	23,979	14,208,037	161,011

Nonspecific allowance	—	—	—	—	—	28,045

Total	$12,336,710	$137,032	$1,871,327	$23,979	$14,208,037	$189,056

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at September 30, 2014 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$8,545,949	$85,892	$26,089	$883	$8,572,038	$86,775
Commercial real estate	2,724,199	42,433	—	—	2,724,199	42,433
Residential mortgage	200,701	4,083	1,778,962	23,133	1,979,663	27,216
Personal	314,604	3,257	93,235	3,619	407,839	6,876
Total	11,785,453	135,665	1,898,286	27,635	13,683,739	163,300

Nonspecific allowance	—	—	—	—	—	27,944

Total	$11,785,453	$135,665	$1,898,286	$27,635	$13,683,739	$191,244

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

The following table summarizes the Company’s loan portfolio at September 30, 2015 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,723,841	$96,446	$17,880	$—	$—	$2,838,167
Services	2,687,862	8,070	10,692	—	—	2,706,624
Wholesale/retail	1,455,636	3,242	3,058	—	—	1,461,936
Manufacturing	553,418	1,907	352	—	—	555,677
Healthcare	1,740,462	—	1,218	—	—	1,741,680
Other commercial and industrial	466,397	—	522	26,343	76	493,338
Total commercial	9,627,616	109,665	33,722	26,343	76	9,797,422

Commercial real estate:
Residential construction and land development	148,392	370	4,748	—	—	153,510
Retail	767,368	433	1,648	—	—	769,449
Office	624,907	560	684	—	—	626,151
Multifamily	750,791	7,682	185	—	—	758,658
Industrial	563,795	—	76	—	—	563,871
Other commercial real estate	359,672	141	3,615	—	—	363,428
Total commercial real estate	3,214,925	9,186	10,956	—	—	3,235,067

Residential mortgage:
Permanent mortgage	186,923	918	2,520	719,163	28,140	937,664
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	188,827	3,885	192,712
Home equity	—	—	—	729,065	9,554	738,619
Total residential mortgage	186,923	918	2,520	1,637,055	41,579	1,868,995

Personal	380,221	15	140	85,227	354	465,957

Total	$13,409,685	$119,784	$47,338	$1,748,625	$42,009	$15,367,441

The following table summarizes the Company’s loan portfolio at December 31, 2014 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,843,093	$15,919	$1,416	$—	$—	$2,860,428
Services	2,371,189	15,140	5,201	—	—	2,391,530
Wholesale/retail	1,427,725	8,141	4,149	—	—	1,440,015
Manufacturing	527,951	4,193	450	—	—	532,594
Healthcare	1,449,024	4,565	1,380	—	—	1,454,969
Other commercial and industrial	389,378	3,293	823	22,532	108	416,134
Total commercial	9,008,360	51,251	13,419	22,532	108	9,095,670

Commercial real estate:
Residential construction and land development	127,437	10,855	5,299	—	—	143,591
Retail	662,335	628	3,926	—	—	666,889
Office	411,548	576	3,420	—	—	415,544
Multifamily	691,053	13,245	—	—	—	704,298
Industrial	428,817	—	—	—	—	428,817
Other commercial real estate	362,375	724	5,912	—	—	369,011
Total commercial real estate	2,683,565	26,028	18,557	—	—	2,728,150

Residential mortgage:
Permanent mortgage	187,520	1,773	3,010	745,813	31,835	969,951
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	202,238	3,712	205,950
Home equity	—	—	—	764,047	9,564	773,611
Total residential mortgage	187,520	1,773	3,010	1,712,098	45,111	1,949,512

Personal	343,041	19	167	91,079	399	434,705

Total	$12,222,486	$79,071	$35,153	$1,825,709	$45,618	$14,208,037

The following table summarizes the Company’s loan portfolio at September 30, 2014 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,519,924	$30,267	$1,508	$—	$—	$2,551,699
Services	2,318,991	17,376	3,584	—	—	2,339,951
Wholesale/retail	1,412,199	3,406	5,502	—	—	1,421,107
Manufacturing	469,881	6,180	3,482	—	—	479,543
Healthcare	1,376,399	4,583	1,417	—	—	1,382,399
Other commercial and industrial	359,159	11,234	857	26,035	54	397,339
Total commercial	8,456,553	73,046	16,350	26,035	54	8,572,038

Commercial real estate:
Residential construction and land development	145,223	15,371	14,634	—	—	175,228
Retail	605,718	1,538	4,009	—	—	611,265
Office	434,829	581	3,499	—	—	438,909
Multifamily	725,720	14,037	—	—	—	739,757
Industrial	371,426	—	—	—	—	371,426
Other commercial real estate	377,419	1,677	8,518	—	—	387,614
Total commercial real estate	2,660,335	33,204	30,660	—	—	2,724,199

Residential mortgage:
Permanent mortgage	195,688	1,312	3,701	758,970	31,436	991,107
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	194,653	3,835	198,488
Home equity	—	—	—	780,133	9,935	790,068
Total residential mortgage	195,688	1,312	3,701	1,733,756	45,206	1,979,663

Personal	314,409	20	175	92,830	405	407,839

Total	$11,626,985	$107,582	$50,886	$1,852,621	$45,665	$13,683,739

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the		For the
	September 30, 2015					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2015		September 30, 2015
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$18,904	$17,880	$5,017	$12,863	$4,644	$12,361	$—	$9,648	$—
Services	13,677	10,692	10,041	651	148	10,818	—	7,946	—
Wholesale/retail	8,588	3,058	3,046	12	9	3,612	—	3,603	—
Manufacturing	675	352	352	—	—	365	—	401	—
Healthcare	1,612	1,218	1,064	154	35	1,248	—	1,299	—
Other commercial and industrial	8,277	598	598	—	—	611	—	765	—
Total commercial	51,733	33,798	20,118	13,680	4,836	29,015	—	23,662	—

Commercial real estate:
Residential construction and land development	9,349	4,748	4,748	—	—	7,058	—	5,023	—
Retail	2,252	1,648	1,648	—	—	2,737	—	2,787	—
Office	2,046	684	684	—	—	1,522	—	2,052	—
Multifamily	192	185	185	—	—	190	—	93	—
Industrial	76	76	76	—	—	76	—	38	—
Other real estate loans	9,650	3,615	3,452	163	18	3,965	—	4,763	—
Total commercial real estate	23,565	10,956	10,793	163	18	15,548	—	14,756	—

Residential mortgage:
Permanent mortgage	38,829	30,660	30,506	154	97	31,424	297	32,753	942
Permanent mortgage guaranteed by U.S. government agencies[1]	198,905	192,712	192,712	—	—	193,165	1,902	198,312	6,205
Home equity	10,085	9,554	9,554	—	—	9,810	—	9,559	—
Total residential mortgage	247,819	232,926	232,772	154	97	234,399	2,199	240,624	7,147

Personal	516	494	494	—	—	522	—	530	—

Total	$323,633	$278,174	$264,177	$13,997	$4,951	$279,484	$2,199	$279,572	$7,147

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At September 30, 2015, $3.9 million of these loans were nonaccruing and $189 million were accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, are recovered.

A summary of impaired loans at December 31, 2014 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$1,444	$1,416	$1,416	$—	$—
Services	8,068	5,201	4,487	714	157
Wholesale/retail	9,457	4,149	4,117	32	9
Manufacturing	737	450	450	—	—
Healthcare	2,432	1,380	1,380	—	—
Other commercial and industrial	8,604	931	931	—	—
Total commercial	30,742	13,527	12,781	746	166

Commercial real estate:
Residential construction and land development	10,071	5,299	5,192	107	23
Retail	5,406	3,926	3,926	—	—
Office	5,959	3,420	3,420	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	11,954	5,912	5,739	173	18
Total commercial real estate	33,390	18,557	18,277	280	41

Residential mortgage:
Permanent mortgage	43,463	34,845	34,675	170	105
Permanent mortgage guaranteed by U.S. government agencies[1]	212,684	205,950	205,950	—	—
Home equity	9,767	9,564	9,564	—	—
Total residential mortgage	265,914	250,359	250,189	170	105

Personal	584	566	566	—	—

Total	$330,630	$283,009	$281,813	$1,196	$312

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2014, $3.7 million of these loans were nonaccruing and $202 million were accruing based on the guarantee by U.S. government agencies.

A summary of impaired loans at September 30, 2014 follows (in thousands):

						For the		For the
	As of September 30, 2014					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2014		September 30, 2014
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,536	$1,508	$1,508	$—	$—	$1,563	$—	$1,684	$—
Services	6,400	3,584	2,851	733	157	3,626	—	4,253	—
Wholesale/retail	10,792	5,502	5,470	32	9	5,693	—	6,235	—
Manufacturing	3,754	3,482	482	3,000	3,000	3,495	—	2,037	—
Healthcare	2,451	1,417	1,417	—	—	1,420	—	1,502	—
Other commercial and industrial	8,580	911	911	—	—	956	—	871	—
Total commercial	33,513	16,404	12,639	3,765	3,166	16,753	—	16,582	—

Commercial real estate:
Residential construction and land development	18,953	14,634	14,490	144	57	14,890	—	16,006	—
Retail	5,425	4,009	4,009	—	—	4,104	—	4,433	—
Office	6,004	3,499	3,499	—	—	3,545	—	4,945	—
Multifamily	—	—	—	—	—	—	—	3	—
Industrial	—	—	—	—	—	315	—	126	—
Other real estate loans	15,261	8,518	8,341	177	18	9,711	—	10,242	—
Total commercial real estate	45,643	30,660	30,339	321	75	32,565	—	35,755	—

Residential mortgage:
Permanent mortgage	44,396	35,137	34,962	175	107	34,045	429	34,708	1,067
Permanent mortgage guaranteed by U.S. government agencies[1]	204,807	198,488	198,488	—	—	194,882	2,089	189,820	6,279
Home equity	10,031	9,935	9,935	—	—	9,688	—	8,599	—
Total residential mortgage	259,234	243,560	243,385	175	107	238,615	2,518	233,127	7,346

Personal	597	580	580	—	—	673	—	900	—

Total	$338,987	$291,204	$286,943	$4,261	$3,348	$288,606	$2,518	$286,364	$7,346

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At September 30, 2014, $3.8 million of these loans were nonaccruing and $195 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of September 30, 2015 is as follows (in thousands):

	As of September 30, 2015				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended September 30, 2015	Nine Months Ended Sept. 30, 2015
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	9,362	8,502	860	148	—	—
Wholesale/retail	2,897	2,844	53	9	—	—
Manufacturing	296	296	—	—	—	—
Healthcare	689	689	—	—	—	—
Other commercial and industrial	590	76	514	—	100	100
Total commercial	13,834	12,407	1,427	157	100	100

Commercial real estate:
Residential construction and land development	2,539	1,624	915	—	—	—
Retail	1,356	960	396	—	—	—
Office	169	169	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	1,037	584	453	—	—	—
Total commercial real estate	5,101	3,337	1,764	—	—	—

Residential mortgage:
Permanent mortgage	16,359	9,361	6,998	97	140	142
Permanent mortgage guaranteed by U.S. government agencies	1,944	140	1,804	—	—	—
Home equity	4,975	4,336	639	—	10	68
Total residential mortgage	23,278	13,837	9,441	97	150	210

Personal	365	209	156	—	—	2

Total nonaccruing TDRs	$42,578	$29,790	$12,788	$254	$250	$312

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	81,598	22,352	59,246	—	—	—

Total TDRs	$124,176	$52,142	$72,034	$254	$250	$312

A summary of troubled debt restructurings by accruing status as of December 31, 2014 is as follows (in thousands):

	As of
	December 31, 2014
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—
Services	1,666	706	960	148
Wholesale/retail	3,381	3,284	97	9
Manufacturing	340	340	—	—
Healthcare	—	—	—	—
Other commercial and industrial	674	93	581	—
Total commercial	6,061	4,423	1,638	157

Commercial real estate:
Residential construction and land development	3,140	641	2,499	23
Retail	3,600	2,432	1,168	—
Office	2,324	—	2,324	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	1,647	1,647	—	—
Total commercial real estate	10,711	4,720	5,991	23

Residential mortgage:
Permanent mortgage	16,393	11,134	5,259	105
Permanent mortgage guaranteed by U.S. government agencies	1,597	179	1,418	—
Home equity	5,184	3,736	1,448	—
Total residential mortgage	23,174	15,049	8,125	105

Personal	419	253	166	—

Total nonaccuring TDRs	$40,365	$24,445	$15,920	$285

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	73,985	17,274	56,711	—
Total TDRs	$114,350	$41,719	$72,631	$285

A summary of troubled debt restructurings by accruing status as of September 30, 2014 is as follows (in thousands):

	As of September 30, 2014				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended September 30, 2014	Nine Months Ended Sept. 30, 2014
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	1,714	724	990	148	—	—
Wholesale/retail	3,545	3,440	105	9	—	—
Manufacturing	3,355	355	3,000	3,000	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	644	48	596	—	—	—
Total commercial	9,258	4,567	4,691	3,157	—	—

Commercial real estate:
Residential construction and land development	8,562	264	8,298	56	—	—
Retail	3,664	2,486	1,178	—	—	—
Office	2,345	1,194	1,151	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	1,743	1,743	—	—	—	—
Total commercial real estate	16,314	5,687	10,627	56	—	—

Residential mortgage:
Permanent mortgage	16,764	11,227	5,537	80	147	246
Permanent mortgage guaranteed by U.S. government agencies	1,665	329	1,336	—	—	—
Home equity	4,937	3,864	1,073	—	12	58
Total residential mortgage	23,366	15,420	7,946	80	159	304

Personal	474	322	152	—	—	1

Total nonaccruing TDRs	$49,412	$25,996	$23,416	$3,293	$159	$305

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	70,459	22,998	47,461	—	—	—
Total TDRs	$119,871	$48,994	$70,877	$3,293	$159	$305

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at September 30, 2015 by class that were restructured during the three and nine months ended September 30, 2015 by primary type of concession (in thousands):

Three Months Ended Sept. 30, 2015
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	—	1,448	150	1,598	1,598
Permanent mortgage guaranteed by U.S. government agencies	5,809	3,846	9,655	—	—	—	—	9,655
Home equity	—	—	—	—	—	447	447	447
Total residential mortgage	5,809	3,846	9,655	—	1,448	597	2,045	11,700

Personal	—	—	—	—	—	18	18	18

Total	$5,809	$3,846	$9,655	$—	$1,448	$615	$2,063	$11,718

	Nine Months Ended Sept. 30, 2015
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	7,851	7,851	7,851
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	689	—	—	689	689
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	689	—	7,851	8,540	8,540

Commercial real estate:
Residential construction and land development	—	—	—	—	329	—	329	329
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	329	—	329	329

Residential mortgage:
Permanent mortgage	—	—	—	—	2,150	1,125	3,275	3,275
Permanent mortgage guaranteed by U.S. government agencies	15,858	10,397	26,255	—	—	843	843	27,098
Home equity	—	—	—	59	145	1,523	1,727	1,727
Total residential mortgage	15,858	10,397	26,255	59	2,295	3,491	5,845	32,100

Personal	—	—	—	—	—	104	104	104

Total	$15,858	$10,397	$26,255	$748	$2,624	$11,446	$14,818	$41,073

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during three and nine months ended September 30, 2014 by primary type of concession (in thousands):

Three Months Ended Sept. 30, 2014
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	196	1,018	1,214	1,214
Permanent mortgage guaranteed by U.S. government agencies	3,439	12,626	16,065	—	163	163	16,228
Home equity	—	—	—	—	570	570	570
Total residential mortgage	3,439	12,626	16,065	196	1,751	1,947	18,012

Personal	—	—	—	—	20	20	20

Total	$3,439	$12,626	$16,065	$196	$1,771	$1,967	$18,032

	Nine Months Ended Sept. 30, 2014
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	3,400	—	3,400	3,400
Manufacturing	—	—	—	3,000	—	3,000	3,000
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	22	22	22
Total commercial	—	—	—	6,400	22	6,422	6,422

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	540	3,066	3,606	3,606
Permanent mortgage guaranteed by U.S. government agencies	8,288	19,222	27,510	—	1,128	1,128	28,638
Home equity	—	—	—	—	1,771	1,771	1,771
Total residential mortgage	8,288	19,222	27,510	540	5,965	6,505	34,015

Personal	—	—	—	—	41	41	41

Total	$8,288	$19,222	$27,510	$6,940	$6,028	$12,968	$40,478

The following table summarizes, by loan class, the recorded investment at September 30, 2015 and 2014, respectively, of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2015 and 2014, respestively (in thousands):

	Three Months Ended Sept. 30, 2015			Nine Months Ended Sept. 30, 2015
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—

Commercial real estate:
Residential construction and land development	—	329	329	—	329	329
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	329	329	—	329	329

Residential mortgage:
Permanent mortgage	—	2,364	2,364	—	2,543	2,543
Permanent mortgage guaranteed by U.S. government agencies	29,942	779	30,721	31,673	919	32,592
Home equity	—	398	398	—	435	435
Total residential mortgage	29,942	3,541	33,483	31,673	3,897	35,570

Personal	—	38	38	—	38	38

Total	$29,942	$3,908	$33,850	$31,673	$4,264	$35,937

A payment default is defined as being 30 days or more past due. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date.

	Three Months Ended Sept. 30, 2014			Nine Months Ended Sept. 30, 2014
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	3,000	3,000	—	3,000	3,000
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	3,000	3,000	—	3,000	3,000

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—
Retail	—	445	445	—	445	445
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	445	445	—	445	445

Residential mortgage:
Permanent mortgage	—	2,758	2,758	—	3,254	3,254
Permanent mortgage guaranteed by U.S. government agencies	23,376	1,115	24,491	24,126	1,115	25,241
Home equity	—	759	759	—	777	777
Total residential mortgage	23,376	4,632	28,008	24,126	5,146	29,272

Personal	—	—	—	—	3	3

Total	$23,376	$8,077	$31,453	$24,126	$8,594	$32,720

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2015 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,813,145	$7,142	$—	$17,880	$2,838,167
Services	2,690,554	5,378	—	10,692	2,706,624
Wholesale/retail	1,458,681	197	—	3,058	1,461,936
Manufacturing	555,325	—	—	352	555,677
Healthcare	1,740,462	—	—	1,218	1,741,680
Other commercial and industrial	492,554	86	100	598	493,338
Total commercial	9,750,721	12,803	100	33,798	9,797,422

Commercial real estate:
Residential construction and land development	148,762	—	—	4,748	153,510
Retail	767,801	—	—	1,648	769,449
Office	625,250	217	—	684	626,151
Multifamily	752,055	6,418	—	185	758,658
Industrial	563,795	—	—	76	563,871
Other real estate loans	359,813	—	—	3,615	363,428
Total commercial real estate	3,217,476	6,635	—	10,956	3,235,067

Residential mortgage:
Permanent mortgage	903,685	3,318	—	30,661	937,664
Permanent mortgages guaranteed by U.S. government agencies	33,046	25,776	130,005	3,885	192,712
Home equity	725,572	3,492	1	9,554	738,619
Total residential mortgage	1,662,303	32,586	130,006	44,100	1,868,995

Personal	465,218	245	—	494	465,957

Total	$15,095,718	$52,269	$130,106	$89,348	$15,367,441

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2014 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,857,082	$1,930	$—	$1,416	$2,860,428
Services	2,385,193	1,136	—	5,201	2,391,530
Wholesale/retail	1,435,866	—	—	4,149	1,440,015
Manufacturing	532,144	—	—	450	532,594
Healthcare	1,453,409	180	—	1,380	1,454,969
Other commercial and industrial	415,030	173	—	931	416,134
Total commercial	9,078,724	3,419	—	13,527	9,095,670

Commercial real estate:
Residential construction and land development	133,642	4,650	—	5,299	143,591
Retail	662,963	—	—	3,926	666,889
Office	412,124	—	—	3,420	415,544
Multifamily	704,298	—	—	—	704,298
Industrial	428,817	—	—	—	428,817
Other real estate loans	362,529	570	—	5,912	369,011
Total commercial real estate	2,704,373	5,220	—	18,557	2,728,150

Residential mortgage:
Permanent mortgage	929,090	5,970	46	34,845	969,951
Permanent mortgages guaranteed by U.S. government agencies	26,691	23,558	151,989	3,712	205,950
Home equity	761,247	2,723	77	9,564	773,611
Total residential mortgage	1,717,028	32,251	152,112	48,121	1,949,512

Personal	433,590	547	2	566	434,705

Total	$13,933,715	$41,437	$152,114	$80,771	$14,208,037

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2014 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,549,441	$750	$—	$1,508	$2,551,699
Services	2,335,550	812	5	3,584	2,339,951
Wholesale/retail	1,415,072	533	—	5,502	1,421,107
Manufacturing	475,595	466	—	3,482	479,543
Healthcare	1,380,982	—	—	1,417	1,382,399
Other commercial and industrial	396,358	70	—	911	397,339
Total commercial	8,552,998	2,631	5	16,404	8,572,038

Commercial real estate:
Residential construction and land development	152,399	8,195	—	14,634	175,228
Retail	606,383	873	—	4,009	611,265
Office	434,160	1,250	—	3,499	438,909
Multifamily	739,757	—	—	—	739,757
Industrial	371,426	—	—	—	371,426
Other real estate loans	378,796	300	—	8,518	387,614
Total commercial real estate	2,682,921	10,618	—	30,660	2,724,199

Residential mortgage:
Permanent mortgage	947,791	8,179	—	35,137	991,107
Permanent mortgages guaranteed by U.S. government agencies	35,318	23,475	135,860	3,835	198,488
Home equity	778,175	1,938	20	9,935	790,068
Total residential mortgage	1,761,284	33,592	135,880	48,907	1,979,663

Personal	406,463	796	—	580	407,839

Total	$13,403,666	$47,637	$135,885	$96,551	$13,683,739

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2015		Dec. 31, 2014		September 30, 2014
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$336,974	$348,400	$291,537	$298,212	$360,126	$366,183
Residential mortgage loan commitments	742,742	18,161	627,505	9,971	638,925	8,480
Forward sales contracts	1,073,343	(9,147)	701,066	(4,001)	790,131	(1,410)
		$357,414		$304,182		$373,253

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2015, December 31, 2014 or September 30, 2014. No credit losses were recognized on residential mortgage loans held for sale for the nine month periods ended September 30, 2015 and 2014.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Production revenue:
Net realized gains on sale of mortgage loans	$18,968	$17,100	$60,075	$39,025
Net change in unrealized gain on mortgage loans held for sale	6,666	(3,110)	4,751	4,739
Net change in the fair value of mortgage loan commitments	9,838	(5,136)	8,190	5,824
Net change in the fair value of forward sales contracts	(16,755)	5,839	(5,146)	(5,716)
Total production revenue	18,717	14,693	67,870	43,872
Servicing revenue	14,453	12,121	41,466	35,116
Total mortgage banking revenue	$33,170	$26,814	$109,336	$78,988

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	September 30, 2015	Dec. 31, 2014	September 30, 2014
Number of residential mortgage loans serviced for others	128,828	117,483	114,493
Outstanding principal balance of residential mortgage loans serviced for others	$18,928,726	$16,162,887	$15,499,653
Weighted average interest rate	4.15%	4.29%	4.33%
Remaining term (in months)	300	296	295

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2015 was as follows (in thousands):

	Purchased	Originated	Total
Balance, June 30, 2015	$10,730	$187,964	$198,694
Additions, net	—	19,993	19,993
Change in fair value due to loan runoff	(661)	(6,220)	(6,881)
Change in fair value due to market changes	(656)	(11,101)	(11,757)
Balance, Sept. 30, 2015	$9,413	$190,636	$200,049

Activity in capitalized mortgage servicing rights during the nine months ended September 30, 2015 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Dec. 31, 2014	$11,114	$160,862	$171,976
Additions, net	—	62,375	62,375
Change in fair value due to loan runoff	(2,171)	(19,862)	(22,033)
Change in fair value due to market changes	470	(12,739)	(12,269)
Balance, Sept. 30, 2015	$9,413	$190,636	$200,049

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2014 was as follows (in thousands):

	Purchased	Originated	Total
Balance, June 30, 2014	$13,082	$142,658	$155,740
Additions, net	—	17,367	17,367
Change in fair value due to loan runoff	(624)	(4,478)	(5,102)
Change in fair value due to market changes	821	4,460	5,281
Balance, Sept. 30, 2014	$13,279	$160,007	$173,286

Activity in capitalized mortgage servicing rights during the nine months ended September 30, 2014 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Dec. 31, 2013	$15,935	$137,398	$153,333
Additions, net	—	39,183	39,183
Change in fair value due to loan runoff	(1,737)	(11,869)	(13,606)
Change in fair value due to market changes	(919)	(4,705)	(5,624)
Balance, Sept. 30, 2014	$13,279	$160,007	$173,286

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2015	Dec. 31, 2014	September 30, 2014
Discount rate – risk-free rate plus a market premium	10.12%	10.17%	10.17%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$63-$105	$60 - $105	$60 - $105
Delinquent loans	$150 - $500	$150 - $500	$150 - $500
Loans in foreclosure	$650 - $4,250	$1,000 - $4,250	$1000 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.40%	1.77%	1.95%

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at September 30, 2015 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$93,382	$86,546	$15,883	$4,238	$200,049
Outstanding principal of loans serviced for others	$8,785,402	$7,652,269	$1,673,815	$817,240	$18,928,726
Weighted average prepayment rate[1]	7.51%	8.74%	13.57%	26.99%	9.39%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At September 30, 2015, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $488 thousand. A 50 basis point decrease in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $716 thousand. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at September 30, 2015 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$6,177,382	$36,398	$7,426	$26,517	$6,247,723
FNMA	6,428,098	32,897	7,009	19,297	6,487,301
GNMA	5,483,012	145,747	38,984	15,816	5,683,559
Other	500,024	5,102	953	4,064	510,143
Total	$18,588,516	$220,144	$54,372	$65,694	$18,928,726

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $162 million at September 30, 2015, $180 million at December 31, 2014 and $175 million at September 30, 2014. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets. At September 30, 2015, approximately 3% of the loans sold with recourse with an outstanding principal balance of $5.5 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 4% with an outstanding balance of $7.0 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the accrual for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Beginning balance	$6,691	$8,690	$7,299	$9,562
Provision for recourse losses	81	93	211	260
Loans charged off, net	(506)	(461)	(1,244)	(1,500)
Ending balance	$6,266	$8,322	$6,266	$8,322

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

The Company repurchased 10 loans from the agencies for $2.1 million during the third quarter of 2015. There were no indemnifications on loans paid during the third quarter of 2015. Losses recognized on indemnifications and repurchases were insignificant.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	September 30, 2015	September 30, 2014
Number of unresolved deficiency requests	194	184
Aggregate outstanding principal balance subject to unresolved deficiency requests	$14,237	$15,548
Unpaid principal balance subject to indemnification by the Company	4,604	4,792

The activity in the accruals for mortgage losses is summarized as follows (in thousands).

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Beginning balance	$8,908	$12,119	$11,868	$12,716
Provision for losses	(52)	1,122	(3,056)	2,475
Charge-offs, net	(1,262)	(3,486)	(1,218)	(5,436)
Ending balance	$7,594	$9,755	$7,594	$9,755
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

On March 3, 2015, the Bank and the Company were named as defendants in a putative class action alleging that the manner in which the Bank posted charges to its consumer deposit accounts was improper from September 1, 2011 through July 8, 2014, the period after which the Bank and BOK Financial settled a class action respecting a similar claim. Management has been advised by counsel that the Bank and the Company have meritorious defenses to the action. A reasonable estimate of losses, if any, cannot be made at this time. On April 8, 2015, the Bank was named as a defendant in a putative class action alleging that the Extended Overdraft Fee charged customers who failed to pay overdrafts after five days constituted interest and exceeded permissible interest rates set by state and federal law. This action was dismissed on the merits by the Court.

On June 24, 2015, the Company received a complaint alleging that an employee had colluded with a borrower and an individual in misusing revenues pledged to the municipal bonds for which the Company served as trustee under the bond indenture. The Company conducted an investigation and has concluded that the employee had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures by waiving financial covenants, granting forbearances and accepting without disclosure to the bondholders, debt service payments from sources other than pledged revenues. The employee was terminated. At this time, management and counsel have not determined whether the Company has any liability to the bondholders and, if so, the amount of any loss that might reasonably be estimated from such liability.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $5.1 million at September 30, 2015. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

Other consolidated alternative investments include entities held under merchant banking authority. While the Company owns a majority of the voting interest in these entities, its ability to manage daily operations is limited by applicable banking regulations. Consolidated other assets includes total tangible assets, identifiable intangible assets and goodwill held by these entities.

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

A summary of consolidated and unconsolidated alternative investments as of September 30, 2015, December 31, 2014 and September 30, 2014 is as follows (in thousands):

	September 30, 2015
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$24,133	$—	$—	$19,947
Tax credit entities	10,000	12,361	—	10,964	10,000
Other	—	41,197	2,774	2,788	8,989
Total consolidated	$10,000	$77,691	$2,774	$13,752	$38,936

Unconsolidated:
Tax credit entities	$18,114	$94,600	$21,973	$—	$—
Other	—	15,822	6,899	—	—
Total unconsolidated	$18,114	$110,422	$28,872	$—	$—

	Dec. 31, 2014
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$25,627	$—	$—	$21,921
Tax credit entities	10,000	12,827	—	10,964	10,000
Other	—	5,996	—	—	2,106
Total consolidated	$10,000	$44,450	$—	$10,964	$34,027

Unconsolidated:
Tax credit entities	$18,192	$96,721	$28,920	$—	$—
Other	—	9,471	4,050	—	—
Total unconsolidated	$18,192	$106,192	$32,970	$—	$—

	September 30, 2014
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$27,118	$—	$—	$22,141
Tax credit entities	10,000	12,982	—	10,964	10,000
Other	—	7,012	—	—	2,078
Total consolidated	$10,000	$47,112	$—	$10,964	$34,219

Unconsolidated:
Tax credit entities	$18,243	$93,291	$25,611	$—	$—
Other	—	6,811	1,622	—	—
Total unconsolidated	$18,243	$100,102	$27,233	$—	$—

Other Commitments and Contingencies

At September 30, 2015, Cavanal Hill Funds’ assets included $1.5 billion of U.S. Treasury, $1.6 billion of cash management and $267 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at September 30, 2015. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2015 or 2014.
Cottonwood Valley Ventures, Inc. (“CVV, Inc.”), an indirectly wholly-owned subsidiary of BOK Financial, favorable resolved its audit by the Oklahoma Tax Commission (“OTC”) for tax years 2007 through 2009. CVV, Inc. is a qualified venture capital company under the applicable Oklahoma statute. As authorized by the statute, CVV, Inc. guarantees transferable Oklahoma state income tax credits by providing direct debt financing to private companies which qualify as statutory business ventures. Due to certain statutory limitations on utilization of such credits, CVV, Inc. must sell the majority of the credits to provide the economic incentives provided for by the statute. CVV will now be allowed to resume selling qualified credits.

The Company agreed to guarantee rents totaling $29 million through September of 2017 to the City of Tulsa as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $6.3 million at September 30, 2015. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City of Tulsa through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million.
(8) Shareholders' Equity

On October 27, 2015, the Company declared a a quarterly cash dividend of $0.43 per common share on or about November 27, 2015 to shareholders of record as of November 13, 2015.

Dividends declared were $0.42 and $1.26 per share during the three and nine months ended September 30, 2015 and $0.40 and $1.20 per share during the three and nine months ended September 30, 2014.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, Dec. 31, 2013	$(23,175)	$1,118	$(3,311)	$(255)	$(25,623)
Net change in unrealized gain (loss)	82,254	—	(2)	—	82,252
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(1,009)	—	—	(1,009)
Interest expense, Subordinated debentures	—	—	—	206	206
Net impairment losses recognized in earnings	—	—	—	—	—
Gain on available for sale securities, net	(1,390)	—	—	—	(1,390)
Other comprehensive income (loss), before income taxes	80,864	(1,009)	(2)	206	80,059
Federal and state income taxes[1]	31,456	(394)	(1)	80	31,141
Other comprehensive income (loss), net of income taxes	49,408	(615)	(1)	126	48,918
Balance, Sept. 30, 2014	$26,233	$503	$(3,312)	$(129)	$23,295

Balance, Dec. 31, 2014	$59,239	$376	$(2,868)	$(74)	$56,673
Net change in unrealized gain (loss)	57,763	—	—	—	57,763
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(418)	—	—	(418)
Interest expense, Subordinated debentures	—	—	—	121	121
Net impairment losses recognized in earnings	92	—	—	—	92
Gain on available for sale securities, net	(9,926)	—	—	—	(9,926)
Other comprehensive income (loss), before income taxes	47,929	(418)	—	121	47,632
Federal and state income taxes[1]	18,644	(162)	—	47	18,529
Other comprehensive income (loss), net of income taxes	29,285	(256)	—	74	29,103
Balance, Sept. 30, 2015	$88,524	$120	$(2,868)	$—	$85,776

[1]	Calculated using a 39% effective tax rate.

(9)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$74,891	$75,632	$228,964	$228,117
Less: Earnings allocated to participating securities	894	898	2,652	2,479
Numerator for basic earnings per share – income available to common shareholders	73,997	74,734	226,312	225,638
Effect of reallocating undistributed earnings of participating securities	1	1	2	3
Numerator for diluted earnings per share – income available to common shareholders	$73,998	$74,735	$226,314	$225,641

Denominator:
Weighted average shares outstanding	68,486,376	69,275,121	68,800,419	69,113,914
Less: Participating securities included in weighted average shares outstanding	818,300	819,255	795,911	749,365
Denominator for basic earnings per common share	67,668,076	68,455,866	68,004,508	68,364,549
Dilutive effect of employee stock compensation plans[1]	94,407	153,899	99,509	156,042
Denominator for diluted earnings per common share	67,762,483	68,609,765	68,104,017	68,520,591

Basic earnings per share	$1.09	$1.09	$3.33	$3.30
Diluted earnings per share	$1.09	$1.09	$3.32	$3.29
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	—	—

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2015 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$109,495	$21,578	$6,680	$40,883	$178,636
Net interest revenue (expense) from internal sources	(12,730)	7,688	$5,161	(119)	—
Net interest revenue	96,765	29,266	11,841	40,764	178,636
Provision for credit losses	828	1,488	2	5,182	7,500
Net interest revenue after provision for credit losses	95,937	27,778	11,839	35,582	171,136
Other operating revenue	44,899	52,978	63,095	2,464	163,436
Other operating expense	52,499	50,608	57,742	63,779	224,628
Net direct contribution	88,337	30,148	17,192	(25,733)	109,944
Corporate expense allocations	14,668	21,845	10,858	(47,371)	—
Net income before taxes	73,669	8,303	6,334	21,638	109,944
Federal and state income taxes	28,657	3,230	2,464	(223)	34,128
Net income	45,012	5,073	3,870	21,861	75,816
Net income attributable to non-controlling interests	—	—	—	925	925
Net income attributable to BOK Financial Corp. shareholders	$45,012	$5,073	$3,870	$20,936	$74,891

Average assets	$13,544,828	$7,286,709	$4,629,506	$5,308,690	$30,769,733
Average invested capital	1,062,053	264,540	226,477	1,808,477	3,361,547

Performance measurements:
Return on average assets	1.32%	0.28%	0.38%		0.97%
Return on average invested capital	16.83%	7.61%	7.75%		8.84%
Efficiency ratio	36.90%	56.97%	76.56%		64.34%

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2015 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$319,279	$64,030	$18,289	$120,495	$522,093
Net interest revenue (expense) from internal sources	(37,928)	23,226	$15,712	(1,010)	—
Net interest revenue	281,351	87,256	34,001	119,485	522,093
Provision for credit losses	(8,122)	1,488	(745)	18,879	11,500
Net interest revenue after provision for credit losses	289,473	85,768	34,746	100,606	510,593
Other operating revenue	133,363	167,773	191,316	13,286	505,738
Other operating expense	155,855	158,404	171,760	185,987	672,006
Net direct contribution	266,981	95,137	54,302	(72,095)	344,325
Corporate expense allocations	43,970	64,779	33,154	(141,903)	—
Net income before taxes	223,011	30,358	21,148	69,808	344,325
Federal and state income taxes	86,751	11,809	8,227	6,355	113,142
Net income	136,260	18,549	12,921	63,453	231,183
Net income attributable to non-controlling interests	—	—	—	2,219	2,219
Net income attributable to BOK Financial Corp. shareholders	$136,260	$18,549	$12,921	$61,234	$228,964

Average assets	$13,114,958	$7,307,097	$4,696,750	$5,285,625	$30,404,430
Average invested capital	1,028,013	268,427	225,222	1,819,969	3,341,631

Performance measurements:
Return on average assets	1.39%	0.34%	0.42%		1.01%
Return on average invested capital	17.74%	9.24%	8.66%		9.16%
Efficiency ratio	37.51%	58.28%	75.69%		64.48%

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$95,423	$19,742	$5,956	$45,670	$166,791
Net interest revenue (expense) from internal sources	(9,796)	9,517	5,191	(4,912)	—
Net interest revenue	85,627	29,259	11,147	40,758	166,791
Provision for credit losses	(1,702)	1,599	(125)	228	—
Net interest revenue after provision for credit losses	87,329	27,660	11,272	40,530	166,791
Other operating revenue	45,121	55,243	61,001	3,606	164,971
Other operating expense	55,532	49,105	56,301	60,896	221,834
Net direct contribution	76,918	33,798	15,972	(16,760)	109,928
Corporate expense allocations	13,081	18,229	12,276	(43,586)	—
Net income before taxes	63,837	15,569	3,696	26,826	109,928
Federal and state income taxes	24,833	6,056	1,438	1,475	33,802
Net income	39,004	9,513	2,258	25,351	76,126
Net income attributable to non-controlling interests	—	—	—	494	494
Net income attributable to BOK Financial Corp. shareholders	$39,004	$9,513	$2,258	$24,857	$75,632

Average assets	$11,508,661	$7,123,786	$4,324,204	$5,158,906	$28,115,557
Average invested capital	940,091	271,705	220,489	1,780,818	3,213,103

Performance measurements:
Return on average assets	1.35%	0.53%	0.26%		1.07%
Return on average invested capital	16.47%	13.89%	5.06%		9.34%
Efficiency ratio	42.45%	58.99%	77.69%		67.18%

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$281,064	$61,672	$17,574	$135,220	$495,530
Net interest revenue (expense) from internal sources	(33,419)	28,354	14,594	(9,529)	—
Net interest revenue	247,645	90,026	32,168	125,691	495,530
Provision for credit losses	(8,894)	1,599	323	6,972	—
Net interest revenue after provision for credit losses	256,539	88,427	31,845	118,719	495,530
Other operating revenue	126,527	154,030	180,790	8,708	470,055
Other operating expense	155,529	141,462	160,846	163,808	621,645
Net direct contribution	227,537	100,995	51,789	(36,381)	343,940
Corporate expense allocations	42,024	57,768	36,130	(135,922)	—
Net income before taxes	185,513	43,227	15,659	99,541	343,940
Federal and state income taxes	72,165	16,815	6,091	18,971	114,042
Net income	113,348	26,412	9,568	80,570	229,898
Net income attributable to non-controlling interests	—	—	—	1,781	1,781
Net income attributable to BOK Financial Corp. shareholders	$113,348	$26,412	$9,568	$78,789	$228,117

Average assets	$11,222,847	$7,091,118	$4,499,858	$4,803,104	$27,616,927
Average invested capital	937,281	278,396	212,729	1,713,968	3,142,374

Performance measurements:
Return on average assets	1.35%	0.50%	0.33%		1.10%
Return on average invested capital	16.21%	12.68%	6.89%		9.71%
Efficiency ratio	41.39%	56.26%	75.13%		63.58%

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the nine months ended September 30, 2015 and 2014, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the nine months ended September 30, 2015 and 2014 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2015, December 31, 2014 or September 30, 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$42,431	$—	$42,431	$—
U.S. agency residential mortgage-backed securities	30,973	—	30,973	—
Municipal and other tax-exempt securities	84,261	—	84,261	—
Other trading securities	23,466	—	23,466	—
Total trading securities	181,131	—	181,131	—
Available for sale securities:
U.S. Treasury	1,003	1,003	—	—
Municipal and other tax-exempt	57,960	—	48,360	9,600
U.S. agency residential mortgage-backed securities	5,819,127	—	5,819,127	—
Privately issued residential mortgage-backed securities	145,682	—	145,682	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,735,787	—	2,735,787	—
Other debt securities	4,150	—	—	4,150
Perpetual preferred stock	19,163	—	19,163	—
Equity securities and mutual funds	18,217	3,505	14,712	—
Total available for sale securities	8,801,089	4,508	8,782,831	13,750
Fair value option securities:
U.S. agency residential mortgage-backed securities	427,760	—	427,760	—
Other securities	—	—	—	—
Total fair value option securities	427,760	—	427,760	—
Residential mortgage loans held for sale	357,414	—	349,381	8,033
Mortgage servicing rights[1]	200,049	—	—	200,049
Derivative contracts, net of cash collateral[2]	726,159	4,922	721,237	—
Other assets – private equity funds	24,133	—	—	24,133
Liabilities:
Derivative contracts, net of cash collateral[2]	636,115	—	636,115	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded energy and agricultural derivative contacts, net of cash margin. Derivative contacts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate derivative contracts, fully offset by cash margin.

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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2014 (in thousands):

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

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy derivative contacts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) were exchange-traded interest rate and agricultural derivative contracts.

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

The fair value of certain available for sale municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on references to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Capital Markets, Risk Management and Finance departments assesses the appropriateness of these inputs monthly.

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

The following represents the changes for the three months ended September 30, 2015 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale	Other assets – private equity funds
Balance, June 30, 2015	$9,617	$4,150	$7,973	$24,399
Transfer to Level 3 from Level 2	—	—	966	—
Purchases and capital calls	—	—	—	122
Proceeds from sales	—	—	(811)	—
Redemptions and distributions	—	—	—	(1,339)
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	(95)	—
Gain on other assets, net	—	—	—	951
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	(17)	—	—	—
Balance, Sept. 30, 2015	$9,600	$4,150	$8,033	$24,133

The following represents the changes for the nine months ended September 30, 2015 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale	Other assets – private equity funds
Balance, Dec. 31, 2014	$10,093	$4,150	$11,856	$25,627
Transfer to Level 3 from Level 2	—	—	2,153	—
Purchases and capital calls	—	—	—	720
Proceeds from sales	—	—	(6,099)	—
Redemptions and distributions	(500)	—	—	(4,689)
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	123	—
Gain on other assets, net	—	—	—	2,475
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	7	—	—	—
Balance, Sept. 30, 2015	$9,600	$4,150	$8,033	$24,133

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
Gain (loss) recognized in earnings
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

The following represents the changes for the nine months ended September 30, 2014 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds	Residential mortgage loans held for sale	Other assets – private equity funds
Balance, Dec. 31, 2013	$17,805	$4,712	$4,207	$—	$27,341
Transfer to Level 3 from Level 2	—	—	—	7,764	—
Purchases, and capital calls	—	—	—	—	930
Redemptions and distributions	(7,487)	(500)	—	—	(5,175)
Gain (loss) recognized in earnings
Mortgage banking revenue	—	—	—	(388)	—
Gain on other assets, net	—	—	—	—	4,022
Loss on available for sale securities, net	(235)	—	—	—	—
Charitable contributions to BOKF Foundation	—	—	(2,420)	—	—
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	110	(62)	(1,787)	—	—
Balance, Sept. 30, 2014	$10,193	$4,150	$—	$7,376	$27,118

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2015 follows (in thousands):

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,370	$10,310	$9,600	Discounted cash flows	[1]	Interest rate spread	5.23%-5.53% (5.49%)	[2]
							92.35%-92.73% (92.57%)	[3]
Other debt securities	4,400	4,400	4,150	Discounted cash flows	[1]	Interest rate spread	5.65%-5.70% (5.69%)	[4]
							94.32% - 94.33 (94.33%)	[3]

Residential mortgage loans held for sale	N/A	8,538	8,033	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	94.09%
Other assets - private equity funds	N/A	N/A	24,133	Net asset value reported by underlying funds		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 510 to 538 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2014 follows (in thousands):

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,870	$10,805	$10,093	Discounted cash flows	[1]	Interest rate spread	4.96%-5.26% (5.21%)	[2]
							92.65%-94.32% (93.09%)	[3]
Other debt securities	4,400	4,400	4,150	Discounted cash flows	[1]	Interest rate spread	5.62%-5.67% (5.66%)	[4]
							92.65% - 92.95 (92.77%)	[3]
Residential mortgage loans held for sale	N/A	12,468	11,856	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	95.09%
Other assets - private equity funds	N/A	N/A	25,627	Net asset value reported by underlying funds		Net asset value reported by underlying fund	N/A

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

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2014 follows (in thousands):

	Par Value	Amortized Cost	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,970	$10,904	$10,193	Discounted cash flows	[1]	Interest rate spread	4.93%-5.23% (5.19%)	[2]
							92.68%-94.32% (93.13%)	[3]
Other debt securities	4,400	4,400	4,150	Discounted cash flows	[1]	Interest rate spread	5.61%-5.65% (5.65%)	[4]
							92.68% - 92.99 (92.80%)	[3]

Residential mortgage loans held for sale	N/A	7,764	7,376	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	95.00%
Other assets - private equity funds	N/A	N/A	27,118	Net asset value reported by underlying funds		Net asset value reported by underlying fund	N/A

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2015 for which the fair value was adjusted during the three and nine months ended September 30, 2015:

				Fair Value Adjustments for the
	Carrying Value at Sept. 30, 2015			Three Months Ended Sept. 30, 2015 Recognized in:		Nine Months Ended Sept. 30, 2015 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$3,239	$12,386	$890	$—	$1,439	$—
Real estate and other repossessed assets	—	12,689	702	—	670	—	1,771

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2015 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$12,386	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	702	Appraised value, as adjusted	Marketability adjustment off appraised value[1]	66% - 86% (78%)

[1]	Marketability adjustment includes consideration for estimated costs to sell, which is approximately 10% of fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2014 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$681	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	495	Appraised value, as adjusted	Marketability adjustments off appraised value[1] or limited observable sales with similar development restrictions.	N/A

[1]	Marketability adjustment includes consideration for estimated costs to sell, which is approximately 10% of fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2015 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$489,268				$489,268
Interest-bearing cash and cash equivalents	1,830,105				1,830,105
Trading securities:
U.S. Government agency debentures	42,431				42,431
U.S. agency residential mortgage-backed securities	30,973				30,973
Municipal and other tax-exempt securities	84,261				84,261
Other trading securities	23,466				23,466
Total trading securities	181,131				181,131
Investment securities:
Municipal and other tax-exempt	379,980				384,310
U.S. agency residential mortgage-backed securities	28,653				30,080
Other debt securities	203,751				228,701
Total investment securities	612,384				643,091
Available for sale securities:
U.S. Treasury	1,003				1,003
Municipal and other tax-exempt	57,960				57,960
U.S. agency residential mortgage-backed securities	5,819,127				5,819,127
Privately issued residential mortgage-backed securities	145,682				145,682
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,735,787				2,735,787
Other debt securities	4,150				4,150
Perpetual preferred stock	19,163				19,163
Equity securities and mutual funds	18,217				18,217
Total available for sale securities	8,801,089				8,801,089
Fair value option securities:
U.S. agency residential mortgage-backed securities	427,760				427,760
Other securities	—				—
Total fair value option securities	427,760				427,760
Residential mortgage loans held for sale	357,414				357,414
Loans:
Commercial	9,797,422	0.19% - 30.00%	0.63	0.47% - 4.06%	9,530,437
Commercial real estate	3,235,067	0.38% - 18.00%	0.77	0.92% - 3.60%	3,330,298
Residential mortgage	1,868,995	1.25% - 18.00%	2.34	0.86% - 3.94%	1,906,585
Personal	465,957	0.38% - 21.00%	0.40	0.89% - 3.86%	462,266
Total loans	15,367,441				15,229,586
Allowance for loan losses	(204,116)				—
Loans, net of allowance	15,163,325				15,229,586
Mortgage servicing rights	200,049				200,049
Derivative instruments with positive fair value, net of cash margin	726,159				726,159
Other assets – private equity funds	24,133				24,133
Deposits with no stated maturity	18,120,912				18,120,912
Time deposits	2,498,531	0.02% - 9.64%	1.75	0.85% - 1.25%	2,500,469
Other borrowed funds	5,253,124	0.25% - 3.34%	0.02	0.07% - 2.66%	5,239,400
Subordinated debentures	226,314	1.01%	1.63	1.83%	223,334
Derivative instruments with negative fair value, net of cash margin	636,115				636,115

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2014 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$550,576				$550,576
Interest-bearing cash and cash equivalents	1,925,266				1,925,266
Trading securities:
U.S. Government agency debentures	85,092				85,092
U.S. agency residential mortgage-backed securities	31,199				31,199
Municipal and other tax-exempt securities	38,951				38,951
Other trading securities	33,458				33,458
Total trading securities	188,700				188,700
Investment securities:
Municipal and other tax-exempt	405,090				408,344
U.S. agency residential mortgage-backed securities	35,750				37,463
Other debt securities	211,520				227,819
Total investment securities	652,360				673,626
Available for sale securities:
U.S. Treasury	1,005				1,005
Municipal and other tax-exempt	63,557				63,557
U.S. agency residential mortgage-backed securities	6,646,884				6,646,884
Privately issued residential mortgage-backed securities	165,957				165,957
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,048,609				2,048,609
Other debt securities	9,212				9,212
Perpetual preferred stock	24,277				24,277
Equity securities and mutual funds	19,444				19,444
Total available for sale securities	8,978,945				8,978,945
Fair value option securities:
U.S. agency residential mortgage-backed securities	311,597				311,597
Other securities	—				—
Total fair value option securities	311,597				311,597
Residential mortgage loans held for sale	304,182				304,182
Loans:
Commercial	9,095,670	0.17% - 30.00%	0.65	0.51% - 4.34%	8,948,870
Commercial real estate	2,728,150	0.38% - 18.00%	0.84	1.09% - 3.78%	2,704,454
Residential mortgage	1,949,512	1.20% - 18.00%	2.50	0.64% - 3.99%	1,985,870
Personal	434,705	0.38% - 21.00%	0.45	1.04% - 3.98%	431,274
Total loans	14,208,037				14,070,468
Allowance for loan losses	(189,056)				—
Loans, net of allowance	14,018,981				14,070,468
Mortgage servicing rights	171,976				171,976
Derivative instruments with positive fair value, net of cash margin	361,874				361,874
Other assets – private equity funds	25,627				25,627
Deposits with no stated maturity	18,532,143				18,532,143
Time deposits	2,608,716	0.02% - 9.64%	1.92	0.76% - 1.33%	2,612,576
Other borrowed funds	3,378,294	0.21% - 1.52%	0.12	0.06% - 2.64%	3,331,771
Subordinated debentures	347,983	0.92% - 5.00%	1.67	2.14%	344,687
Derivative instruments with negative fair value, net of cash margin	354,554				354,554

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2014 (dollars in thousands):

	Carrying Value	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate	Estimated Fair Value
Cash and due from banks	$557,658				$557,658
Interest-bearing cash and cash equivalents	2,007,901				2,007,901
Trading securities:
U.S. Government agency debentures	41,004				41,004
U.S. agency residential mortgage-backed securities	33,226				33,226
Municipal and other tax-exempt securities	76,884				76,884
Other trading securities	18,598				18,598
Total trading securities	169,712				169,712
Investment securities:
Municipal and other tax-exempt	410,595				415,233
U.S. agency residential mortgage-backed securities	38,585				40,259
Other debt securities	205,911				220,953
Total investment securities	655,091				676,445
Available for sale securities:
U.S. Treasury	1,015				1,015
Municipal and other tax-exempt	64,363				64,363
U.S. agency residential mortgage-backed securities	6,850,603				6,850,603
Privately issued residential mortgage-backed securities	171,493				171,493
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,141,645				2,141,645
Other debt securities	34,291				34,291
Perpetual preferred stock	24,358				24,358
Equity securities and mutual funds	19,118				19,118
Total available for sale securities	9,306,886				9,306,886
Fair value option securities:
U.S. agency residential mortgage-backed securities	175,761				175,761
Other securities	—				—
Total fair value option securities	175,761				175,761
Residential mortgage loans held for sale	373,253				373,253
Loans:
Commercial	8,572,038	0.25% - 30.00%	0.60	0.53% - 4.30%	8,441,120
Commercial real estate	2,724,199	0.38% - 18.00%	0.80	1.13% - 3.66%	2,702,389
Residential mortgage	1,979,663	1.20% - 18.00%	2.42	0.57% - 4.21%	2,009,619
Personal	407,839	0.38% - 21.00%	0.46	1.07% - 3.88%	401,986
Total loans	13,683,739				13,555,114
Allowance for loan losses	(191,244)				—
Loans, net of allowance	13,492,495				13,555,114
Mortgage servicing rights	173,286				173,286
Derivative instruments with positive fair value, net of cash margin	360,809				360,809
Other assets – private equity funds	27,118				27,118
Deposits with no stated maturity	17,624,476				17,624,476
Time deposits	2,664,580	0.02% - 9.64%	2.02	0.74% - 1.31%	2,670,657
Other borrowed funds	4,595,631	0.21% - 6.68%	0.46	0.07% - 2.62%	4,555,307
Subordinated debentures	347,936	0.92% - 5.00%	2.00	2.17%	344,764
Derivative instruments with negative fair value, net of cash margin	348,687				348,687

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $176 million at September 30, 2015, $161 million at December 31, 2014 and $163 million at September 30, 2014.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at September 30, 2015, December 31, 2014 or September 30, 2014.
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

(12) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Amount:
Federal statutory tax	$38,481	$38,475	$120,514	$120,379
Tax exempt revenue	(2,473)	(2,164)	(7,041)	(6,254)
Effect of state income taxes, net of federal benefit	2,586	2,328	7,711	7,655
Utilization of tax credits:
Low-income housing tax credit, net of amortization	(1,163)	(969)	(2,975)	(1,801)
Other tax credits	(521)	(527)	(1,564)	(1,582)
Bank-owned life insurance	(818)	(806)	(2,450)	(2,358)
Reduction of tax accrual	(1,967)	(2,281)	(1,967)	(2,281)
Charitable contributions to BOKF Foundation	(99)	—	(99)	(427)
Other, net	102	(254)	1,013	711
Total	$34,128	$33,802	$113,142	$114,042

	Three Months Ended September 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Percent of pretax income:
Federal statutory tax	35.0%	35.0%	35.0%	35.0%
Tax exempt revenue	(2.2)	(2.0)	(2.0)	(1.8)
Effect of state income taxes, net of federal benefit	2.4	2.1	2.2	2.2
Utilization of tax credits:
Low-income housing tax credit, net of amortization	(1.1)	(0.9)	(0.9)	(0.5)
Other tax credits	(0.5)	(0.5)	(0.5)	(0.5)
Bank-owned life insurance	(0.7)	(0.7)	(0.7)	(0.7)
Reduction of tax accrual	(1.8)	(2.1)	(0.6)	(0.7)
Charitable contributions to BOKF Foundation	(0.1)	—	—	(0.1)
Other, net	—	(0.2)	0.4	0.3
Total	31.0%	30.7%	32.9%	33.2%
(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2015 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,043,351	$4,114	0.27%	$803,300	$1,249	0.21%
Trading securities	149,292	2,216	2.37%	105,558	1,619	2.63%
Investment securities
Taxable	237,416	9,788	5.50%	229,300	9,715	5.65%
Tax-exempt	391,621	4,557	1.55%	427,896	5,199	1.62%
Total investment securities	629,037	14,345	3.04%	657,196	14,914	3.03%
Available for sale securities
Taxable	8,952,043	128,933	1.96%	9,705,731	138,970	1.93%
Tax-exempt	82,951	2,555	4.26%	93,788	2,417	3.57%
Total available for sale securities	9,034,994	131,488	1.98%	9,799,519	141,387	1.94%
Fair value option securities	423,432	6,803	2.25%	170,210	2,558	1.99%
Restricted equity securities	219,248	9,627	5.85%	108,432	4,405	5.42%
Residential mortgage loans held for sale	404,756	10,634	3.52%	238,936	7,042	3.96%
Loans[2]	14,886,418	400,053	3.59%	13,245,746	380,538	3.84%
Allowance for loan losses	(198,755)			(189,165)
Loans, net of allowance	14,687,663	400,053	3.64%	13,056,581	380,538	3.90%
Total earning assets	27,591,773	579,280	2.82%	24,939,732	553,712	2.98%
Receivable on unsettled securities sales	86,095			95,415
Cash and other assets	2,726,562			2,581,780
Total assets	$30,404,430			$27,616,927
Liabilities and equity
Interest-bearing deposits:
Transaction	$10,052,159	$6,723	0.09%	$9,740,231	$7,429	0.10%
Savings	375,883	294	0.10%	344,863	305	0.12%
Time	2,622,634	27,085	1.38%	2,644,073	30,748	1.55%
Total interest-bearing deposits	13,050,676	34,102	0.35%	12,729,167	38,482	0.40%
Funds purchased	67,777	44	0.09%	636,599	327	0.07%
Repurchase agreements	814,429	214	0.04%	906,006	474	0.07%
Other borrowings	3,961,436	9,137	0.31%	1,560,624	4,305	0.37%
Subordinated debentures	293,623	4,456	2.03%	347,869	6,501	2.50%
Total interest-bearing liabilities	18,187,941	47,953	0.35%	16,180,265	50,089	0.41%
Non-interest bearing demand deposits	7,959,336			7,590,672
Due on unsettled securities purchases	148,445			135,954
Other liabilities	731,126			532,768
Total equity	3,377,582			3,177,268
Total liabilities and equity	$30,404,430			$27,616,927
Tax-equivalent Net Interest Revenue		$531,327	2.47%		$503,623	2.57%
Tax-equivalent Net Interest Revenue to Earning Assets			2.59%			2.71%
Less tax-equivalent adjustment		9,234			8,093
Net Interest Revenue		522,093			495,530
Provision for credit losses		11,500			—
Other operating revenue		505,738			470,055
Other operating expense		672,006			621,645
Income before taxes		344,325			343,940
Federal and state income taxes		113,142			114,042
Net income		231,183			229,898
Net income attributable to non-controlling interests		2,219			1,781
Net income attributable to BOK Financial Corp. shareholders		$228,964			$228,117
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$3.33			$3.30
Diluted		$3.32			$3.29
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

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	September 30, 2015			June 30, 2015
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,038,611	$1,442	0.28%	$2,002,456	$1,250	0.25%
Trading securities	179,098	945	2.70%	127,391	585	1.85%
Investment securities
Taxable	233,914	3,211	5.49%	236,956	3,251	5.49%
Tax-exempt	382,177	1,468	1.54%	391,533	1,526	1.56%
Total investment securities	616,091	4,679	3.04%	628,489	4,777	3.05%
Available for sale securities
Taxable	8,862,917	43,473	1.99%	8,980,312	42,355	1.92%
Tax-exempt	79,344	796	4.15%	82,694	838	4.21%
Total available for sale securities	8,942,261	44,269	2.01%	9,063,006	43,193	1.94%
Fair value option securities	429,951	2,480	2.30%	435,294	2,320	2.17%
Restricted equity securities	255,610	3,802	5.95%	221,911	3,228	5.82%
Residential mortgage loans held for sale	401,359	3,793	3.79%	464,269	3,892	3.37%
Loans[2]	15,192,311	135,498	3.54%	14,905,352	135,603	3.65%
Allowance for loan losses	(202,829)			(198,400)
Loans, net of allowance	14,989,482	135,498	3.59%	14,706,952	135,603	3.70%
Total earning assets	27,852,463	196,908	2.83%	27,649,768	194,848	2.84%
Receivable on unsettled securities sales	64,591			94,374
Cash and other assets	2,852,679			2,719,930
Total assets	$30,769,733			$30,464,072
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,760,839	$2,061	0.08%	$10,063,589	$2,197	0.09%
Savings	379,828	97	0.10%	381,833	103	0.11%
Time	2,557,874	8,573	1.33%	2,651,820	8,966	1.36%
Total interest-bearing deposits	12,698,541	10,731	0.34%	13,097,242	11,266	0.35%
Funds purchased	70,281	15	0.08%	63,312	13	0.08%
Repurchase agreements	672,085	49	0.03%	773,977	61	0.03%
Other borrowings	4,779,981	3,637	0.30%	4,001,479	3,047	0.31%
Subordinated debentures	226,296	596	1.04%	307,903	1,695	2.21%
Total interest-bearing liabilities	18,447,184	15,028	0.32%	18,243,913	16,082	0.35%
Non-interest bearing demand deposits	7,994,607			7,996,717
Due on unsettled securities purchases	90,135			151,369
Other liabilities	838,612			690,604
Total equity	3,399,195			3,381,469
Total liabilities and equity	$30,769,733			$30,464,072
Tax-equivalent Net Interest Revenue		$181,880	2.51%		$178,766	2.49%
Tax-equivalent Net Interest Revenue to Earning Assets			2.61%			2.61%
Less tax-equivalent adjustment		3,244			3,035
Net Interest Revenue		178,636			175,731
Provision for credit losses		7,500			4,000
Other operating revenue		163,436			176,285
Other operating expense		224,628			227,113
Income before taxes		109,944			120,903
Federal and state income taxes		34,128			40,630
Net income		75,816			80,273
Net income attributable to non-controlling interests		925			1,043
Net income attributable to BOK Financial Corp. shareholders		$74,891			$79,230
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.09			$1.15
Diluted		$1.09			$1.15
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

Three Months Ended
March 31, 2015			December 31, 2014			September 30, 2014
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$2,089,546	$1,422	0.27%	$2,090,176	$1,500	0.28%	$1,217,942	$601	0.20%
140,968	685	2.55%	164,502	901	2.48%	107,909	561	2.67%

241,458	3,326	5.51%	244,395	3,468	5.68%	228,771	3,238	5.66%
401,367	1,564	1.56%	406,516	1,586	1.56%	412,604	1,605	1.56%
642,825	4,890	3.04%	650,911	5,054	3.11%	641,375	4,843	3.03%

9,014,566	43,105	1.95%	9,073,467	43,953	1.97%	9,436,137	45,257	1.94%
86,899	921	4.40%	88,434	904	4.23%	90,590	675	3.14%
9,101,464	44,026	1.98%	9,161,901	44,857	1.99%	9,526,727	45,932	1.95%
404,775	2,003	2.28%	221,773	1,053	2.18%	180,268	913	2.05%
179,385	2,597	5.79%	182,737	2,635	5.77%	142,418	2,133	5.99%
348,054	2,949	3.41%	321,746	3,101	3.87%	310,924	2,929	3.79%
14,554,582	128,953	3.59%	13,882,005	130,378	3.73%	13,518,578	128,695	3.78%
(194,948)			(190,787)			(191,141)
14,359,634	128,953	3.64%	13,691,218	130,378	3.78%	13,327,437	128,695	3.83%
27,266,651	187,525	2.80%	26,484,964	189,479	2.86%	25,455,000	186,607	2.93%
99,706			69,109			63,277
2,604,347			2,578,124			2,597,280
$29,970,704			$29,132,197			$28,115,557

$10,338,396	$2,465	0.10%	$9,730,564	$2,328	0.09%	$9,473,575	$2,381	0.10%
365,835	94	0.10%	346,132	96	0.11%	342,488	101	0.12%
2,659,323	9,546	1.46%	2,647,147	9,777	1.47%	2,610,561	10,237	1.56%
13,363,554	12,105	0.37%	12,723,843	12,201	0.38%	12,426,624	12,719	0.41%
69,730	16	0.09%	71,728	14	0.08%	320,817	59	0.07%
1,000,839	104	0.04%	996,308	109	0.04%	1,027,206	141	0.05%
3,084,214	2,453	0.32%	3,021,094	2,443	0.32%	2,333,961	2,004	0.34%
348,007	2,165	2.52%	347,960	2,189	2.50%	347,914	2,154	2.46%
17,866,344	16,843	0.38%	17,160,933	16,956	0.39%	16,456,522	17,077	0.41%
7,885,485			7,974,165			7,800,350
205,096			137,566			124,952
662,218			549,388			485,304
3,351,561			3,310,145			3,248,429
$29,970,704			$29,132,197			$28,115,557
	$170,682	2.42%		$172,523	2.47%		$169,530	2.52%
		2.55%			2.61%			2.67%
	2,956			2,859			2,739
	167,726			169,664			166,791
	—			—			—
	166,017			151,903			164,971
	220,265			225,877			221,834
	113,478			95,690			109,928
	38,384			30,109			33,802
	75,094			65,581			76,126
	251			1,263			494
	$74,843			$64,318			$75,632

	$1.08			$0.93			$1.09
	$1.08			$0.93			$1.09

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014

Interest revenue	$193,664	$191,813	$184,569	$186,620	$183,868
Interest expense	15,028	16,082	16,843	16,956	17,077
Net interest revenue	178,636	175,731	167,726	169,664	166,791
Provision for credit losses	7,500	4,000	—	—	—
Net interest revenue after provision for credit losses	171,136	171,731	167,726	169,664	166,791
Other operating revenue
Brokerage and trading revenue	31,582	36,012	31,707	30,602	35,263
Transaction card revenue	32,514	32,778	31,010	31,467	31,578
Fiduciary and asset management revenue	30,807	32,712	31,469	30,649	29,738
Deposit service charges and fees	23,606	22,328	21,684	22,581	22,508
Mortgage banking revenue	33,170	36,846	39,320	30,105	26,814
Bank-owned life insurance	2,360	2,398	2,198	2,380	2,326
Other revenue	10,618	9,473	8,603	10,071	10,320
Total fees and commissions	164,657	172,547	165,991	157,855	158,547
Gain on other assets, net	1,161	1,457	755	338	1,422
Gain (loss) on derivatives, net	1,283	(1,032)	911	1,070	(93)
Gain (loss) on fair value option securities, net	5,926	(8,130)	2,647	3,685	(332)
Change in fair value of mortgage servicing rights	(11,757)	8,010	(8,522)	(10,821)	5,281
Gain on available for sale securities, net	2,166	3,433	4,327	149	146
Total other-than-temporary impairment losses	—	—	(781)	(373)	—
Portion of loss recognized in other comprehensive income	—	—	689	—	—
Net impairment losses recognized in earnings	—	—	(92)	(373)	—
Total other operating revenue	163,436	176,285	166,017	151,903	164,971
Other operating expense
Personnel	129,062	132,695	128,548	125,741	123,043
Business promotion	5,922	7,765	5,748	7,498	6,160
Charitable contributions to BOKF Foundation	796	—	—	1,847	—
Professional fees and services	10,147	9,560	10,059	11,058	14,763
Net occupancy and equipment	18,689	18,927	19,044	22,655	18,892
Insurance	4,864	5,116	4,980	4,777	4,793
Data processing and communications	31,228	31,463	30,620	30,872	29,971
Printing, postage and supplies	3,376	3,553	3,461	3,168	3,380
Net losses (gains) and operating expenses of repossessed assets	267	223	613	(1,497)	4,966
Amortization of intangible assets	1,089	1,090	1,090	1,100	1,100
Mortgage banking costs	8,587	7,419	9,319	10,553	7,734
Other expense	10,601	9,302	6,783	8,105	7,032
Total other operating expense	224,628	227,113	220,265	225,877	221,834
Net income before taxes	109,944	120,903	113,478	95,690	109,928
Federal and state income taxes	34,128	40,630	38,384	30,109	33,802
Net income	75,816	80,273	75,094	65,581	76,126
Net income attributable to non-controlling interests	925	1,043	251	1,263	494
Net income attributable to BOK Financial Corporation shareholders	$74,891	$79,230	$74,843	$64,318	$75,632

Earnings per share:
Basic	$1.09	$1.15	$1.08	$0.93	$1.09
Diluted	$1.09	$1.15	$1.08	$0.93	$1.09
Average shares used in computation:
Basic	67,668,076	68,096,341	68,254,780	68,481,630	68,455,866
Diluted	67,762,483	68,210,353	68,344,886	68,615,808	68,609,765

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2015	6,264	$70.33	—	1,258,348
August 1 to August 31, 2015	723,000	$64.44	723,000	535,348
September 1 to September 30, 2015	535,348	$62.92	535,348	—
Total	1,264,612		1,258,348

[1]
On April 24, 2012, the Company’s board of directors authorized the Company to repurchase up to two million shares of the Company’s common stock. As of September 30, 2015, the Company had repurchased 2,000,000 shares under this plan.

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

Date:        October 30, 2015

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer