Form 10-K
period 2015-12-31
BOK FINANCIAL CORP ET AL
filed 2016-02-29
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Large accelerated filer  ☒                 Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $1.5 billion (based on the June 30, 2015 closing price of Common Stock of $69.58 per share). As of January 31, 2016, there were 66,119,435 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2015

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial Corporation (“BOK Financial” or “the Company”) are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the Bank Holding Company Act of 1956 (“BHCA”), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri. At December 31, 2015, the Company reported total consolidated assets of $31 billion and ranked as the 53rd largest bank holding company based on asset size.

BOKF, NA (“the Bank”) is a wholly owned subsidiary bank of BOK Financial. BOKF, NA operates TransFund, Cavanal Hill Investment Management, BOK Financial Asset Management, Inc. and seven banking divisions: Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Kansas City, Bank of Oklahoma, Bank of Texas and Colorado State Bank and Trust. Other wholly owned subsidiaries of BOK Financial include BOSC, Inc., a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting and The Milestone Group, Inc., an investment adviser to high net worth clients. Other non-bank subsidiary operations do not have a significant effect on the Company’s financial statements.

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

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Commercial banking represents a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management. We also offer derivative products for customers to use in managing their interest rate and foreign exchange risk. Our diversified base of revenue sources is designed to generate returns in a range of economic situations. Historically, fees and commissions provide 43% to 49% of our total revenue. Approximately 48% of our revenue came from fees and commissions in 2015.

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

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of June 30, 2015.

We are the largest financial institution in the state of Oklahoma with 15% of the state’s total deposits. Bank of Oklahoma has 32% and 13% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 2% in the Dallas, Fort Worth area and less than 1% in the Houston area. Bank of Albuquerque has a number four market share position with 9% of deposits in the Albuquerque area and competes with four large national banks, some regional banks and several locally-owned smaller community banks. Colorado State Bank and Trust has a market share of approximately 2% in the Denver area. Bank of Arkansas serves Benton and Washington counties in Arkansas with a market share of approximately 4%. Bank of Arizona operates as a community bank with locations in Phoenix, Mesa and Scottsdale with a market share of approximately 1%. Bank of Kansas City serves the Kansas City, Kansas/Missouri market with a market share of approximately 2%. The Company’s ability to expand into additional states remains subject to various federal and state laws.

Employees

As of December 31, 2015, BOK Financial and its subsidiaries employed 4,789 full-time equivalent employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

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

Title VI of the Dodd-Frank Act, commonly known as the Volcker Rule, prohibits banking entities from engaging in proprietary trading as defined by the Dodd-Frank Act and restricts sponsorship of, or investment in, private equity funds and hedge funds, subject to limited exceptions and exclusions. In December 2013, Federal banking agencies approved regulations that implement the Volcker Rule. In December 2014, the Federal Reserve extended the conformance period for key elements of the Rule relating to relationships with funds until July 2017. The Company’s private equity investment activities will be curtailed. The Company’s trading activity were largely unaffected, as most trading activities are exempted or excluded from the Volcker Rule trading prohibitions.

Title VII of the Dodd-Frank Act subjects nearly all derivative transactions to the regulations of the Commodity Futures Trading Commission (“CFTC”) or SEC. This includes registration, recordkeeping, reporting, capital, margin and business conduct requirements on swap dealers and major swap participants. The CFTC and SEC both approved interim final rules on the definition "swap" and “swap dealer" which were effective October 2012. Under these rules, entities transacting in less than $8 billion in notional value of swaps over any 12 month period during the first three years after these rules are effective will be exempt from the definition of "swap dealer." After December 2017, this threshold may be reduced to $3 billion subject to the results of studies the commissions intend to undertake once the derivative rules are effective. The Company currently estimates that the nature and volume of swap activity will not require it to register as a swap dealer any time prior to December 2017. Although the ultimate impact of Title VII remains uncertain, we currently believe its full implementation is likely not to impose significantly higher compliance costs on the Company.

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

Prior to January 1, 2015, the Federal Reserve Board risk-based guidelines defined a three-tier capital framework. Core capital (Tier 1) included common shareholders' equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments. Supplementary capital (Tier 2) consisted of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Market risk capital (Tier 3) included qualifying unsecured subordinated debt. Assets and off-balance sheet exposures were assigned to one of four categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.

New capital rules were effective for banks and bank holding companies, including BOK Financial on January 1, 2015 as part of a package of regulatory reforms developed by the Basel Committee on Banking Supervision ("BCBS") to strengthen the regulation, supervision and risk management of the banking sector, commonly referred to as the Basel III framework. Components of these rules will phase in through January 1, 2019. The new capital rules reduced instruments that qualify as regulatory capital and generally increased risk weighted assets. The new capital rules established a 7% threshold for common equity Tier 1 ratio consisting of a minimum level plus a capital conservation buffer. The rules also changed both the Tier 1 risk based capital requirements and the total risk based requirements to a minimum of 6% and 8%, respectively, plus a capital conservation buffer of 2.5% totaling 8.5% and 10.5%, respectively. The Company elected to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital, consistent with the treatment under previous capital rules.

As of December 31, 2015, BOK Financial's common equity Tier 1 ratio was 12.13%. BOK Financial's Tier 1 and total capital were 12.13% and 13.30%, respectively.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least 4%. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments. BOK Financial's leverage ratio at December 31, 2015 was 9.25%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, identifies five capital categories for insured depository institutions from well capitalized to critically undercapitalized and requires the respective federal regulatory agencies to implement systems for prompt corrective action for institutions failing to meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive covenants on operations, management and capital distributions, depending upon the category in which an institution is classified. The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under these guidelines, the Bank was considered well capitalized as of December 31, 2015.

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

On September 3, 2014, U.S. federal banking agencies published the final rule covering Liquidity Risk Management Standards that would standardize minimum liquidity requirements for internationally active banking organizations as defined (generally those with total consolidated assets in excess of $250 billion) as well as modified liquidity requirements for other banking organizations with total consolidated assets in excess of $50 billion that are not internationally active. Although the final rule does not apply to banking organizations with total assets less than $50 billion, including the Company, if growth in the balance sheet of the Company were to approach the $50 billion threshold, the costs of such liquidity regulations would begin to be realized.

Stress Testing

As required by the Dodd-Frank Act, the Federal Reserve published regulations that require bank holding companies with $10 billion to $50 billion in assets to perform annual capital stress tests. The requirements for annual capital stress test became effective for the Company in the fourth quarter of 2013. The Dodd-Frank Act Stress Test ("DFAST") is a forward-looking exercise under which the Company and its banking subsidiary estimate the impact of a hypothetical severely adverse macroeconomic scenario provided by the Federal Reserve and the Office of the Comptroller of the Currency on its financial condition and regulatory capital ratios over a nine-quarter time horizon. Under the scenario provided by the regulatory agencies for the Company's most recently completed stress test, all capital ratio measures remain comfortably above the minimum regulatory thresholds. Additional information concerning the annual stress test may be found on the Company's Investor Relations page at www.bokf.com under the "Presentations" tab. The results of future capital stress tests may place constraints on capital distributions or increases in required regulatory capital under certain circumstances.

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

Deposit Insurance

Substantially all of the deposits held by the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. In 2011, the FDIC released a final rule to implement provisions of the Dodd-Frank Act that affect deposit insurance assessments. Among other things, the Dodd-Frank Act raised the minimum designated reserve ratio from 1.15% to 1.35% of estimated insured deposits, removed the upper limit of the designated reserve ratio, required that the designated reserve ratio reach 1.35% by September 30, 2020, and required that the FDIC offset the effect of increasing the minimum designated reserve ratio on depository institutions with total assets of less than $10 billion. The Dodd-Frank Act provided the FDIC flexibility in implementation of the increase in the designated reserve ratio, but it will ultimately result in increased deposit insurance costs to the Company. The Dodd-Frank Act also required that the FDIC redefine the assessment base to average consolidated assets minus average tangible equity.

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

At December 31, 2015, loans to businesses and individuals with collateral primarily located in Texas represented approximately 33% of the total loan portfolio and loans to businesses and individuals with collateral primarily located in Oklahoma represented approximately 24% of our total loan portfolio. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. Poor economic conditions in Oklahoma, Texas or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations and other sources of fee-based revenue.

Extended oil and gas commodity price downturns could negatively effect BOK Financial customers

At December 31, 2015, 19% of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy industry. The energy industry is historically cyclical and prolonged periods of low oil and gas commodity prices could negatively impact borrowers' ability to pay. In addition, the Company does business in several major oil and natural gas producing states including Oklahoma, Texas and Colorado. The economies of these states could be negatively impacted by prolonged periods of low oil and gas commodity prices resulting in increased credit migration to classified and nonaccruing categories, higher loan loss provisions and risk of credit losses from both energy borrowers and businesses and individuals in those regional economies.

Other adverse economic factors affecting particular industries could have a negative effect on BOK Financial customers and their ability to make payments to BOK Financial.

Certain industry-specific economic factors also affect BOK Financial. For example, BOK Financial's loan portfolio includes commercial real estate loans. A downturn in the real estate industry in general or in certain segments of the commercial real estate industry in the southwest region could also have an adverse effect on BOK Financial's operations.

Adverse global economic factors could have a negative effect on BOK Financial customers and counter-parties.

Economic conditions globally, including those of the European Union and China, could impact BOK Financial’s customers and counter-parties with which we do business. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $8.8 million at December 31, 2015. Our exposure to Chinese financial institution is limited. In addition, we have an aggregate gross exposure to internationally active domestic financial institutions of approximately $200 million at December 31, 2015 composed of $182 million of cash and securities positions and $19 million of gross derivative positions. The financial condition of these institutions is monitored on an on-going basis. We have not identified any significant customer exposures to European sovereign debt, European financial institutions or Chinese financial institutions.

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

Our available for sale residential mortgage-backed security portfolio represents investment interests in pools of residential mortgages, composing $6.0 billion or 19% of total assets of the Company at December 31, 2015. Residential mortgage-backed securities are highly sensitive to changes in interest rates. BOK Financial mitigates this risk somewhat by investing principally in shorter duration mortgage products, which are less sensitive to changes in interest rates. A significant decrease in interest rates has led mortgage holders to refinance the mortgages constituting the pool backing the securities, subjecting BOK Financial to a risk of prepayment and decreased return on investment due to subsequent reinvestment at lower interest rates. A significant decrease in interest rates has also accelerated premium amortization. Conversely, a significant increase in interest rates could cause mortgage holders to extend the term over which they repay their loans, which delays the Company’s opportunity to reinvest funds at higher rates.

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

BOK Financial derives a substantial amount of revenue from mortgage banking activities, including $78 million from the production and sale of mortgage loans, $56 million from the servicing of mortgage loans and $34 million from sales of financial instruments to other mortgage lenders in 2015. These activities, as well our substantial holdings of residential mortgage backed securities and mortgage servicing rights may be adversely affected by changes in government policies and programs.

In addition, as part of BOK Financial's mortgage banking business, BOK Financial has substantial holdings of mortgage servicing rights, totaling $219 million or 0.69% of total assets at December 31, 2015. The value of these rights is also very sensitive to changes in interest rates. Falling interest rates tend to increase loan prepayments, which may lead to cancellation of the related servicing rights. BOK Financial attempts to manage this risk by maintaining an active hedging program for its mortgage servicing rights. The Company's hedging program focuses on partially hedging the risk of changes in fair value, primarily related to changes mortgage interest rates. Other factors, such as short-term interest rates, also impact the value of mortgage servicing rights, may not be hedged. The value of mortgage servicing rights may also decrease due to rising delinquency or default of the loans serviced which are not hedged. This risk is mitigated somewhat by adherence to underwriting standards on loans originated for sale.

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

Mr. George B. Kaiser owns approximately 61% of the outstanding shares of BOK Financial's common stock at December 31, 2015. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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
ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $178 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico. The Company’s facilities are suitable for their respective uses and present needs.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial’s $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2016, common shareholders of record numbered 798 with 66,119,435 shares outstanding.

The highest and lowest quarterly closing bid price for shares and cash dividends declared per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2015:
Low	$53.37	$60.18	$57.09	$58.92
High	61.67	70.72	70.15	72.44
Cash dividends declared	0.42	0.42	0.42	0.43
2014:
Low	$62.34	$62.18	$63.47	$57.87
High	69.69	70.18	68.71	62.28
Cash dividends declared	0.40	0.40	0.40	0.42

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Index, the NASDAQ Bank Index, and the KBW 50 Bank Index for the period commencing December 31, 2010 and ending December 31, 2015.*

	Period Ending December 31,
Index	2010	2011	2012	2013	2014	2015
BOK Financial Corporation	100.00	105.19	109.01	136.04	126.24	129.04
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank Index	100.00	89.50	106.23	150.55	157.95	171.92
KBW 50	100.00	76.82	102.19	140.78	153.96	154.73

*
Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2010. The KBW 50 Bank index is the Keefe, Bruyette & Woods, Inc. index, which is available only for calendar quarter end periods. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2015 to October 31, 2015	47,720	$67.36	40,000	4,960,000
November 1, 2015 to November 30, 2015	424,340	$68.90	423,000	4,537,000
December 1, 2015 to December 31, 2015	1,416,069	$62.88	1,411,074	3,125,926
Total	1,888,129		1,874,074

[1]
On October 1, 2015, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of December 31, 2015, the Company had repurchased 1,874,074 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.

[2]	The Company routinely repurchases shares from employees to cover the exercise price and taxes in connection with employee shared-based compensation.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data is set forth within Table 1 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 -- Consolidated Selected Financial Data
(Dollars in thousands, except per share data)

	December 31,
	2015	2014	2013	2012		2011
Selected Financial Data
For the year:
Interest revenue	$766,828	$732,239	$745,371	$794,871		$813,146
Interest expense	63,474	67,045	70,894	87,322		120,101
Net interest revenue	703,354	665,194	674,477	707,549		693,045
Provision for for credit losses	34,000	—	(27,900)	(22,000)		(6,050)
Fees and commissions revenue	659,019	621,319	603,844	628,880		527,093
Net income attributable to BOK Financial Corporation shareholders	288,565	292,435	316,609	351,191		285,875
Period-end:
Loans	15,941,154	14,208,037	12,792,264	12,311,456		11,269,743
Assets	31,476,128	29,089,698	27,015,432	28,148,631		25,493,946
Deposits	21,088,158	21,140,859	20,269,327	21,179,060		18,762,580
Subordinated debentures	226,350	347,983	347,802	347,633		398,881
Shareholders’ equity	3,230,556	3,302,179	3,020,049	2,957,860		2,750,468
Nonperforming assets[1]	251,908	256,617	247,743	276,716		356,932

Profitability Statistics
Earnings per share (based on average equivalent shares):
Basic	$4.22	$4.23	$4.61	$5.15		$4.18
Diluted	4.21	4.22	4.59	5.13		4.17
Percentages (based on daily averages):
Return on average assets	0.94%	1.04%	1.16%	1.34%		1.17%
Return on average total equity	8.66	9.20	10.59	12.19		10.81
Average total equity to average assets	11.03	11.47	11.00	11.05		10.95

Common Stock Performance
Per Share:
Book value per common share	$49.03	$47.78	$43.88	$43.29		$40.36
Market price: December 31 close	59.79	60.04	66.32	54.46		54.93
Market range – High close bid price	72.44	70.18	69.36	59.77		56.30
Market range – Low close bid price	53.37	57.87	55.05	52.56		44.00
Cash dividends declared	1.69	1.62	1.54	2.47	[4]	1.13
Dividend payout ratio	40.03%	38.35%	33.43%	48.01%	[4]	27.01%

Table 1 -- Consolidated Selected Financial Data
(Dollars in thousands, except per share data)

	December 31,
	2015	2014	2013	2012	2011
Selected Balance Sheet Statistics
Period-end:
Common equity Tier 1 ratio[2]	12.13%	N/A	N/A	N/A	N/A
Tier 1 capital ratio[2]	12.13%	13.33%	13.77%	12.78%	13.27%
Total capital ratio[2]	13.30	14.66	15.56	15.13	16.49
Leverage ratio[2]	9.25	9.96	10.05	9.01	9.15
Allowance for loan losses to nonaccruing loans[5]	180.09	245.34	184.71	160.92	125.93
Allowance for loan losses to loans	1.41	1.33	1.45	1.75	2.25
Combined allowances for credit losses to loans [3]	1.43	1.34	1.47	1.77	2.33
Miscellaneous (at December 31)
Number of employees (full-time equivalent)	4,789	4,743	4,632	4,704	4,511
Number of banking locations	152	182	206	217	212
Number of TransFund locations	1,972	2,080	1,998	1,970	1,912
Fiduciary assets	$38,333,638	$35,997,877	$30,137,092	$25,829,038	$22,821,813
Mortgage loans serviced for others	19,678,226	16,162,887	13,718,942	11,981,624	11,300,986

[1]	Includes nonaccruing loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.

[2]
Risk-based capital ratios for 2015 calculated under revised regulatory capital rules issued July 2013 and effective for the Company on January 1, 2015. Previous risk-based ratios presented are calculated in accordance with then current regulatory capital rules.

[3]	Includes allowance for loan losses and accrual for off-balance sheet credit risk.

[4]	Includes $1.00 per share special dividend.

[5]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government.

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

Economic activity expanded at a solid pace and unemployment continued to improve during 2015. National unemployment rates were 5.0% in December of 2015 compared to 5.6% in December of 2014. Inflationary pressure have remained subdued and the U.S. government has continued to provide accommodative economic policy to support growth in the economy and further reduction in the unemployment rate. According to the minutes of the Federal Open Market Committee ("FOMC") of the Federal Reserve for December, household spending and business investment has expanded at a moderate rate toward the end of 2015 and the housing sector has improved, but net exports have been soft and inventory investment has slowed. Investment returns for 2015 were flat for large cap U.S. equities, bonds, and developed international markets. Total return was negative for small cap U.S. stocks and down double digits for emerging market equities. And although the S&P 500 was flat, there was considerable volatility during the year.

The FOMC voted to raise the target range for the federal funds rate by ¼ percentage point, bringing it to ¼ to ½ percent, ending an extraordinary seven-year period during which the federal funds rate was held near zero to support the recovery of the economy from the worst financial crisis and recession since the Great Depression. The long end of the yield curve remains under pressure due to weakness in Europe and Japan and the curve will likely continue to flatten in 2016. The continued low interest rate environment has continued to present challenges for all financial institutions as cash flows from loan and securities portfolios are reinvested at current rates and competition for high-quality borrowers has been significant.
Increases in the global supply of oil and other factors caused energy prices to continue to decline in 2015. West Texas Intermediate crude oil fell from a high just below $108/bbl in June 2014 to a low of $27/bbl in January 2016. The longer the prices remain in a sustained downturn, energy borrowers and the local economies in our geographical footprint will be more significantly impacted.
Performance Summary

Net income for the year ended December 31, 2015 totaled $288.6 million or $4.21 per diluted share compared with net income of $292.4 million or $4.22 per diluted share for the year ended December 31, 2014.

Highlights of 2015 included:

•
Net interest revenue totaled $703.4 million for 2015, up from $665.2 million for 2014. Growth in average earning assets primarily related to growth in average loans was partially offset by the impact of lower average rates. Net interest margin was 2.60% for 2015 compared to 2.68% for 2014.

•
Fees and commissions revenue increased $37.7 million or 6% over 2014 to $659.0 million for 2015. Mortgage banking revenue increased $25.3 million primarily due to a record level of mortgage loan originations during the year. Fiduciary and asset management revenue grew by $10.5 million due to acquisitions and organic growth.

•
Operating expenses totaled $904.6 million, an increase of $57.0 million or 7% over the prior year. Personnel costs increased $46.6 million. Deferred compensation expense for 2014 included a $12.6 million net reduction in the accrual for amounts payable to certain executive officers of the Company under the 2011 True-Up Plan. In addition, cash-based incentive compensation and regular salaries also increased over the prior year. Non-personnel expenses increased $10.5 million or 3% over the prior year due to increased mortgage banking and data processing and communications expense.

•
After evaluating all credit factors, the Company determined that a $34.0 million provision for credit losses was necessary in 2015, primarily due to credit migration in the energy portfolio and overall loan portfolio growth. No provision for credit losses was necessary in 2014. The Company had a net recovery of $2.9 million or (0.02)% of average loans for 2015 compared to a net recovery of $2.8 million or (0.02)% of average loans for 2014. Gross charge-offs decreased to $15.2 million in 2015 from $16.2 million in 2014.

•	The combined allowance for credit losses totaled $227 million or 1.43% of outstanding loans at December 31, 2015 compared to $190 million or 1.34% of outstanding loans at December 31, 2014.

•
Nonperforming assets not guaranteed by U.S. government agencies totaled $156 million or 0.99% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at December 31, 2015 and $129 million or 0.92% of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at December 31, 2014. Excluding assets guaranteed by U.S. government agencies, nonaccruing loans increased $48 million and repossessed assets decreased $21 million during 2015.

•
Period-end outstanding loan balances were $15.9 billion at December 31, 2015, an increase of $1.7 billion over the prior year. Commercial loan balances grew by $1.2 billion or 13% and commercial real estate loans increased $531 million or 19%. Residential mortgage loans decreased $73 million. Personal loans increased $118 million.

•
Period-end deposits totaled $21.1 billion at December 31, 2015, largely unchanged compared to December 31, 2014. Demand deposit accounts increased by $231 million, offset by a $115 million decrease in interest-bearing transaction deposits and a $203 million decrease in time deposit balances.

•
New regulatory capital rules were effective for BOK Financial on January 1, 2015 and established a 7% threshold for the common equity Tier 1 ratio. The Company's common equity Tier 1 capital ratio was 12.13% at December 31, 2015. In addition, the Company's Tier 1 capital ratio was 12.13%, total capital ratio was 13.30% and leverage ratio was 9.25% at December 31, 2015. At December 31, 2014, the Company's Tier 1 capital ratio was 13.33% at December 31, 2014, the total capital ratio was 14.66% and the leverage ratio was 9.96%. The decrease in capital ratios was primarily due to share repurchases. The Company repurchased 3,634,578 shares at an average price of $63.15 per share.

•	The Company paid cash dividends of $1.69 per common share during 2015 and $1.62 per common share in 2014.

Net income for the fourth quarter of 2015 totaled $59.6 million or $0.89 per diluted share compared to $64.3 million or $0.93 per diluted share for the fourth quarter of 2014.

Highlights of the fourth quarter of 2015 included:

•
Net interest revenue totaled $181.3 million for the fourth quarter of 2015, up $11.6 million over the fourth quarter of 2014. Net interest margin was 2.64% for the fourth quarter of 2015 compared to 2.61% for the fourth quarter of 2014. Net interest revenue increased primarily due to the growth in average loan balances, partially offset by a decrease in available for sale securities and interest-bearing cash and cash equivalent balances. An increase in the yield on the available for sale securities portfolio and lower funding costs was partially offset by a decrease in loan yields.

•
Fees and commissions revenue was $155.8 million for the fourth quarter of 2015 compared to $157.9 million for the fourth quarter of 2014. Mortgage banking revenue was $5.1 million lower than in the fourth quarter of 2014, partially offset by growth in all other fee categories.

•
Operating expenses totaled $232.6 million, an increase of $6.7 million over the prior year, primarily due to increased personnel expense compared to the fourth quarter of 2014. Incentive compensation expense, employee healthcare costs and regular salaries expense all increased over the prior year. The fourth quarter of 2014 included $4.9 million of branch closure costs and a $1.8 million contribution of developed commercial real estate to the BOKF Foundation.

•
A $22.5 million provision for credit losses was recorded in the fourth quarter of 2015 due to credit migration and increased impairment in the energy loan portfolio. No provision for credit losses was recorded in the fourth quarter of 2014. Net charge-offs totaled $3.0 million in the fourth quarter of 2015 compared to $2.2 million in the fourth quarter of 2014. Gross charge-offs were $4.9 million compared to $7.2 million in the prior year.

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

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk

The appropriateness of the allowance for loan losses and accrual for off-balance sheet credit risk is assessed quarterly by management based on an ongoing evaluation of the probable estimated losses inherent in the loan portfolio and probable estimated losses on unused commitments to provide financing. A consistent, well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company. The allowance for loan losses consists of specific allowances attributed to certain impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans that are based on estimated loss rates by loan class and nonspecific allowances for risks beyond factors specific to a particular portfolio segment or loan class. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and accrual for off-balance sheet credit risk during 2015.

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

There is no active market for mortgage servicing rights after origination. The fair value of mortgage servicing rights are determined by discounting the projected cash flows. Certain significant assumptions and estimates used in valuing mortgage servicing rights are based on current market sources including projected prepayment speeds, assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates. Assumptions used to value our mortgage servicing rights are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to value this asset. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of our servicing portfolio. The discount rate is based on benchmark rates for mortgage loans plus a market spread expected by investors in servicing rights. Significant assumptions used to determine the fair value of our mortgage servicing rights are presented in Note 7 to the Consolidated Financial Statements. At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model.

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point increase in primary mortgage interest rates to increase the fair value of our servicing rights by $17 million. We expect a $19 million decrease in the fair value of our mortgage servicing rights from a 50 basis point decrease in primary mortgage interest rates.

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

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. We evaluate the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2015 or December 31, 2014.

Valuation of Impaired Loans and Real Estate and Other Repossessed Assets

The fair value of collateral for certain impaired loans and real estate and other repossessed assets is measured on a non-recurring basis. The fair value of real estate is generally based on unadjusted third-party appraisals derived principally from or corroborated by observable market data. Fair value measurements based on these appraisals are considered to be based on Level 2 inputs. Fair value measurements based on appraisals that are not based on observable inputs or that require significant adjustments by us or fair value measurements that are not based on third-party appraisals are considered to be based on Level 3 inputs. Significant unobservable inputs include listing prices for comparable assets, uncorroborated expert opinions or management's knowledge of the collateral or industry.

The fair value of mineral rights is generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. Proven oil and gas reserves are estimated quantities that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs using existing prices and costs. Projected cash flows incorporate assumptions related to a number of factors including production, sales prices, operating expenses, severance, ad valorem taxes, capital costs and appropriate discount rate. Fair values determined through this process are considered to be based on Level 3 inputs.

Goodwill Impairment

Goodwill for each reporting unit is evaluated for impairment annually as of October 1st or more frequently if conditions indicate that impairment may have occurred. The evaluation of possible goodwill impairment involves significant judgment based upon short-term and long-term projections of future performance.

We perform a qualitative assessment that evaluates, based on the weight of the evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of our reporting units are less than their carrying amounts, including goodwill. This qualitative assessment considers general economic conditions including trends in unemployment rates in our primary geographical areas, our earnings and stock price changes during the year, current and anticipated credit quality performance and the prolonged low interest rate environment and the impact of increased regulation. The qualitative assessment is supplemented by quantitative analysis that compares the Company's overall performance and each individual reporting unit's performance against prior period actual results and management's plans, and the excess of each reporting unit's most recently measured fair value over its carrying value, including goodwill attributed to the reporting unit.

If we conclude that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill through the qualitative assessment, we perform a quantitative assessment. The quantitative assessment considers goodwill to be impaired if the estimated fair value of the reporting unit is less than its carrying value, including goodwill. Impairment is measured through additional assessment of the estimated fair values for each asset and liability assigned to the reporting unit when necessary.

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

We performed a sensitivity analysis of all privately issued residential mortgage-backed securities. Significant assumptions of this analysis included an increase in the unemployment rate to 10% with an additional 25.4% home price depreciation indicates an additional $300 thousand of credit losses are possible.

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

Tax-equivalent net interest revenue totaled $715.8 million for 2015, up from $676.1 million for 2014. Net interest margin was 2.60% for 2015 and 2.68% for 2014. Tax-equivalent net interest revenue increased $39.7 million over the prior year. Net interest revenue increased $60.1 million from growth in earning assets, partially offset by a $20.4 million decrease due to rates. Loan yields narrowed, partially offset by lower funding costs and increased yield on the available for sale securities portfolio. Table 2 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see the Annual and Quarterly Financial Summary of consolidated daily average balances, yields and rates following the Consolidated Financial Statements.

The tax-equivalent yield on earning assets was 2.84% for 2015 compared to 2.95% in 2014. The decrease was primarily due to the change in the mix of earning asset during 2015. Loan yields decreased 23 basis points compared to the prior year primarily due to market pricing pressure and lower interest rates during the majority of 2015. The available for sale securities portfolio yield increased 4 basis points to 1.99%. Yields on restricted equity securities, fair value option securities and interest-bearing cash and cash equivalents all improved over the prior year. Funding costs were down 6 basis points compared to 2014. The cost of interest-bearing deposits decreased 6 basis points, while the cost of other borrowed funds increased 5 basis points largely due to the mix of funding sources. The cost of subordinated debentures decreased 66 basis points as $122 million of fixed-rate subordinated debt matured on June 1, 2015. The cost of this subordinated debt was 5.56%. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 11 basis points for 2015, compared to 14 basis points for 2014.

Average earning assets for 2015 increased $2.4 billion or 9% over 2014. Average loans, net of allowance for loan losses, increased $1.6 billion due primarily to growth in average commercial and commercial real estate loans. The average balance of interest-bearing cash and cash equivalents was up $904 million over the prior year, as borrowings from the Federal Home Loan Bank were deposited in the Federal Reserve to earn a spread. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, decreased $620 million. We purchase securities to supplement earnings and to manage interest rate risk. We reduced the size of our bond portfolio during 2014 and 2015 through normal monthly runoff to better position the balance sheet for an environment of rising longer-term rates. Our outlook for earning assets is for continued growth in loan balances, partially offset by a reduction in the securities portfolio balance. We expect mid to high single digit annualized loan growth for 2016 and a decrease in the size of the bond portfolio as we migrate toward interest rate neutral. We expect stable to rising net interest margin and increasing net interest revenue.

Growth in average assets was funded by a $518 million increase in average deposits. Average demand deposit balances increased $361 million over the prior year. Average interest-bearing transaction accounts were up $182 million, partially offset by a $57 million decrease in average time deposits. Average borrowed funds increased $1.7 billion over the prior year. Borrowings from the Federal Home Loan Banks increased $3.0 billion, partially offset by decreased funds purchased, repurchase agreements and subordinated debenture balances compared to the prior year.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. As shown in Table 20, approximately 82% of our commercial and commercial real estate loan portfolios are either variable rate loans or fixed rate loans that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 2 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Fourth Quarter 2015 Net Interest Revenue

Tax-equivalent net interest revenue totaled $184.5 million for the fourth quarter of 2015, up from $172.5 million for the fourth quarter of 2014. Net interest margin was 2.64% for the fourth quarter of 2015 and 2.61% for the fourth quarter of 2014.

Tax-equivalent net interest revenue increased $12.0 million over the fourth quarter of 2014. Net interest revenue increased $15.4 million primarily due to the growth in average loan balances, partially offset by a decrease in available for sale securities and interest-bearing cash and cash equivalent balances. Net interest revenue decreased $3.4 million due primarily to lower loan yields, partially offset by lower funding costs and increased yield on the available for sale securities portfolio.

The tax-equivalent yield on earning assets was 2.86% for the fourth quarter of 2015, unchanged compared to the fourth quarter of 2014. Loan yields decreased 18 basis points due primarily to continued market pricing pressure and lower interest rates compared to the fourth quarter of 2014. The available for sale securities portfolio yield increased 5 basis points to 2.04%. The yield on interest-bearing cash and cash equivalents increased 1 basis point to 0.29%. Funding costs were down 5 basis points from the fourth quarter of 2014. The cost of interest-bearing deposits decreased 6 basis points and the cost of other borrowed funds increased 9 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 12 basis points in the fourth quarter of 2015 and 14 basis points in the fourth quarter of 2014.

Average earning assets for the fourth quarter of 2015 increased $1.6 billion over the fourth quarter of 2014. Average loans, net of allowance for loan losses, increased $1.7 billion over the fourth quarter of 2014 due primarily to growth in average commercial and commercial real estate loans. The average balance of interest-bearing cash and cash equivalents and available for sale securities decreased compared to the fourth quarter of 2014, partially offset by an increase in the average balance of fair value option securities held as an economic hedge of mortgage servicing rights and restricted equity securities.

Average deposits increased $7.4 million over the fourth quarter of 2014. Average demand deposit balances increased $339 million. Average interest-bearing transaction accounts decreased $203 million and average time deposits decreased $164 million. Average borrowed funds increased $1.6 billion over the fourth quarter of 2014 primarily due to increased Federal Home Loan Bank borrowings.

2014 Net Interest Revenue

Tax-equivalent net interest revenue for 2014 was $676.1 million compared to $684.8 million for 2013. Net interest margin was 2.68% for 2014 compared to 2.80% for 2013. The decrease in net interest margin was due primarily to narrowing loan yields during the year, partially offset by growth in earning assets.

The tax-equivalent yield on average earning assets decreased 14 basis points from 2013. Loan yields decreased 29 basis points. Spreads narrowed primarily due to market pricing pressure. The available for sale securities portfolio yield was down 2 basis points due to cash flow reinvestment at lower rates. The cost of interest-bearing liabilities decreased 2 basis points. The cost of interest-bearing deposits was down 4 basis points and the cost of other borrowed funds increased 3 basis points largely due to the mix of funding sources.

Average earning assets increased $537 million during 2014. Average loans, net of allowance for loan losses, increased $1.1 billion and the average balance of the available for sale securities portfolio decreased $1.2 billion. We began to proactively shrink the size of our securities portfolio beginning in the fourth quarter of 2013 to better position the balance sheet for an environment of rising longer-term rates. The average balance of interest-bearing cash and cash equivalents grew by $624 million over 2013. Growth in average assets was funded by a $692 million increase in average deposit balances and a $20 million decrease in average borrowed funds balances. Average demand deposit account balances grew by $597 million and average interest-bearing transaction account balances grew by $214 million, partially offset by a $151 million decrease in average time deposit balances. At the end of August 2014, we increased our borrowings from the Federal Home Loan Banks by approximately $1.5 billion, earning a small spread by depositing the proceeds in the Federal Reserve. Increased borrowings from the Federal Home Loan Banks and increased repurchase agreement balances were offset by a decrease in average funds purchased compared to 2013.
Table 2 – Volume/Rate Analysis
(In thousands)

	Year Ended			Year Ended
	December 31, 2015 / 2014			December 31, 2014 / 2013
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield /Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$2,831	$2,331	$500	$1,674	$1,417	$257
Trading securities	535	625	(90)	(176)	(813)	637
Investment securities:
Taxable securities	(251)	172	(423)	(1,077)	(670)	(407)
Tax-exempt securities	(814)	(579)	(235)	461	1,281	(820)
Total investment securities	(1,065)	(407)	(658)	(616)	611	(1,227)
Available for sale securities:
Taxable securities	(10,341)	(13,401)	3,060	(21,907)	(19,705)	(2,202)
Tax-exempt securities	20	(417)	437	(177)	(778)	601
Total available for sale securities	(10,321)	(13,818)	3,497	(22,084)	(20,483)	(1,601)
Fair value option securities	5,653	5,025	628	(296)	(446)	150
Restricted equity securities	6,492	5,659	833	1,969	(505)	2,474
Residential mortgage loans held for sale	3,459	4,540	(1,081)	1,638	206	1,432
Loans	28,510	61,236	(32,726)	5,413	42,410	(36,997)
Total tax-equivalent interest revenue	36,094	65,191	(29,097)	(12,478)	22,397	(34,875)
Interest expense:
Transaction deposits	(936)	110	(1,046)	(1,398)	382	(1,780)
Savings deposits	(18)	45	(63)	(41)	33	(74)
Time deposits	(5,559)	(839)	(4,720)	(3,442)	(2,346)	(1,096)
Funds purchased	(276)	(336)	60	(507)	(310)	(197)
Repurchase agreements	(301)	(106)	(195)	80	75	5
Other borrowings	7,109	7,744	(635)	1,510	780	730
Subordinated debentures	(3,590)	(1,537)	(2,053)	(51)	(6)	(45)
Total interest expense	(3,571)	5,081	(8,652)	(3,849)	(1,392)	(2,457)
Tax-equivalent net interest revenue	39,665	60,110	(20,445)	(8,629)	23,789	(32,418)
Change in tax-equivalent adjustment	1,505			654
Net interest revenue	$38,160			$(9,283)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Table 2 – Volume/Rate Analysis (continued)
(In thousands)

	Three Months Ended
	December 31, 2015 / 2014
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(34)	$(77)	$43
Trading securities	(61)	(187)	126
Investment securities:
Taxable securities	(324)	(164)	(160)
Tax-exempt securities	(173)	(146)	(27)
Total investment securities	(497)	(310)	(187)
Available for sale securities:
Taxable securities	(304)	(1,507)	1,203
Tax-exempt securities	(118)	(116)	(2)
Total available for sale securities	(422)	(1,623)	1,201
Fair value option securities	1,408	1,306	102
Restricted equity securities	1,270	1,142	128
Residential mortgage loans held for sale	(133)	(120)	(13)
Loans	8,994	15,661	(6,667)
Total tax-equivalent interest revenue	10,525	15,792	(5,267)
Interest expense:
Transaction deposits	(230)	(138)	(92)
Savings deposits	(7)	10	(17)
Time deposits	(1,896)	(552)	(1,344)
Funds purchased	7	1	6
Repurchase agreements	(41)	(39)	(2)
Other borrowings	2,277	1,691	586
Subordinated debentures	(1,545)	(555)	(990)
Total interest expense	(1,435)	418	(1,853)
Tax-equivalent net interest revenue	11,960	15,374	(3,414)
Change in tax-equivalent adjustment	363
Net interest revenue	$11,597
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $666.9 million for 2015, up $44.9 million or 7% over 2014. Fees and commissions revenue increased $37.7 million or 6% over 2014. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue by $7.9 million in 2015 and decreased other operating revenue by $3.7 million in 2014. Net gains on available for sale securities were $10.5 million more than net gains recognized in 2014. Other-than-temporary impairment charges recognized in earnings in 2015 were $1.4 million more than charges recognized in 2014.

Table 3 – Other Operating Revenue
(In thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Brokerage and trading revenue	$129,556	$134,437	$125,478	$126,930	$104,181
Transaction card revenue	128,621	123,689	116,823	107,985	116,757
Fiduciary and asset management revenue	126,153	115,652	96,082	80,053	73,290
Deposit service charges and fees	90,431	90,911	95,110	98,917	95,872
Mortgage banking revenue	134,375	109,093	121,934	169,302	91,643
Bank-owned life insurance	9,304	9,086	10,155	11,089	11,280
Other revenue	40,579	38,451	38,262	34,604	34,070
Total fees and commissions revenue	659,019	621,319	603,844	628,880	527,093
Gain on other assets, net	5,702	2,953	4,875	2,397	8,666
Gain (loss) on derivatives, net	430	2,776	(4,367)	(301)	2,686
Gain (loss) on fair value option securities, net	(3,684)	10,189	(15,212)	9,230	24,413
Change in fair value of mortgage servicing rights	(4,853)	(16,445)	22,720	(9,210)	(40,447)
Gain on available for sale securities, net	12,058	1,539	10,720	33,845	34,144
Total other-than-temporary impairment	(2,443)	(373)	(2,574)	(1,144)	(10,578)
Portion of loss recognized in (reclassified from) other comprehensive income	624	—	266	(6,207)	(12,929)
Net impairment losses recognized in earnings	(1,819)	(373)	(2,308)	(7,351)	(23,507)
Total other operating revenue	$666,853	$621,958	$620,272	$657,490	$533,048

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 48% of total revenue for 2015, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from securities trading, retail brokerage, customer hedging and investment banking decreased $4.9 million compared to the prior year.

Securities trading revenue totaled $44.7 million for 2015, an increase of $4.0 million or 10% over the prior year. Securities trading revenue represents net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $40.9 million for 2015, an increase of $3.1 million or 8% compared to 2014. The volume of derivative contracts sold to our mortgage banking customers used to hedge their pipelines of mortgage loan originations increased as average mortgage rates trended down during 2015. This increase was partially offset by a decrease in revenue from derivative contracts sold to energy customers primarily due to the decrease in energy prices during 2015. The Company also received recoveries from the Lehman Brothers and MF Global bankruptcies related to derivative contract losses incurred in 2008 of $669 thousand during 2015 and $2.2 million during 2014.

Revenue earned from retail brokerage transactions totaled $24.5 million for 2015, a decrease of $9.5 million or 28% compared to the prior year. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each type of product. During 2015, activity shifted from sales of products that pay us at a higher commission rate to sales of products that pay us at a lower commission rate. The decrease in revenue from changes in product mix was partially offset by growth in transaction volume. In addition, volume shifted from sales of products that pay us a one-time transaction fee to accounts that pay us an ongoing management fee.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees totaled $19.4 million for 2015, a decrease of $2.5 million or 11% compared to 2014 related to the timing and volume of completed transactions.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue totaled $128.6 million for 2015, a $4.9 million or 4% increase over 2014. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $65.2 million, up $1.5 million or 2% over 2014, due primarily to increased transaction volumes. The number of TransFund ATM locations totaled 1,972 at December 31, 2015 compared to 2,080 at December 31, 2014. Merchant services fees paid by customers for account management and electronic processing of card transactions totaled $44.3 million, an increase of $3.1 million or 7% over the prior year. The increase was primarily due to higher transaction processing volume throughout our geographical footprint. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $19.0 million, an increase of $292 thousand or 2% over 2014 due to increased transaction volume.

Fiduciary and asset management revenue grew $10.5 million or 9% over 2014. A full year of revenue in 2015 from the acquisitions of Topeka, Kansas-based GTRUST Financial Corporation in the first quarter of 2014 and Houston, Texas-based MBM Advisors in the second quarter of 2014 added $4.0 million in revenue in 2015. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another, or any other similar capacity. The fair value of fiduciary assets administered by the Company totaled $38.3 billion at December 31, 2015 and $36.0 billion at December 31, 2014.

We also earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). The Bank is custodian and BOSC, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $12.5 million for 2015 compared to $10.1 million for 2014.

Deposit service charges and fees decreased $480 thousand or 1% compared to 2014. Overdraft fees totaled $41.2 million for 2015, a decrease of $3.4 million or 8% compared to last year. Commercial account service charge revenue totaled $42.1 million, an increase $3.4 million or 9% over the prior year. Service charges on deposit accounts with a standard monthly fee were $7.0 million, a decrease of $405 thousand or 5% compared to the prior year.

Mortgage banking revenue totaled $134.4 million for 2015, a $25.3 million or 23% increase over 2014. Mortgage production revenue totaled $78.0 million, an increase of $16.9 million over the prior year. A record $6.4 billion of mortgage loans were funded for sale during 2015, an increase of $1.9 billion or 42% over 2014. The record volume of originations was due primarily to the expansion of our correspondent and Home Direct online lending channels and a decrease in average primary mortgage interest rates during 2015. Approximately 46% of loans originated in 2015 were through correspondent channels and 15% were through our Home Direct online channel. The correspondent and Home Direct online lending channels have lower margins than the retail lending channel. Loan refinances, which have higher margins than loans to finance home purchases, were 42% of loans originated in 2015, compared to 30% in 2014.

The unpaid principal balance of mortgage loans closed but not yet sold was $294 million at December 31, 2015, $2.1 million or 1% higher than the prior year. Outstanding commitments to originate mortgage loans decreased $26 million or 4% compared to December 31, 2014 to $601 million at December 31, 2015. The cumulative change in the valuation of mortgage loans held for sale and mortgage commitments, net of forward sales contracts, was a $2.2 million gain for 2015, compared to a $4.4 million gain for 2014.

Mortgage servicing revenue was $56.4 million, an increase of $8.4 million or 17% over the prior year. The outstanding principal balance of mortgage loans serviced for others totaled $19.7 billion, a $3.5 billion increase over December 31, 2014.

Table 4 – Mortgage Banking Revenue
(In thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net realized gains on mortgage loans sold	$75,780	$56,696	$95,309	$115,879	$50,812
Change in net unrealized gains on mortgage loans held for sale	2,180	4,365	(15,764)	13,238	1,170
Total mortgage production revenue	77,960	61,061	79,545	129,117	51,982
Servicing revenue	56,415	48,032	42,389	40,185	39,661
Total mortgage revenue	$134,375	$109,093	$121,934	$169,302	$91,643

Mortgage loans funded for sale	$6,372,956	$4,484,394	$4,081,390	$3,708,350	$2,293,834
Mortgage loan refinances to total funded	42%	30%	43%	60%	53%
Mortgage loans sold	$6,446,659	$4,441,819	$4,254,151	$3,731,830	$2,369,895
Primary residential mortgage interest rate – average	3.89%	4.17%	3.99%	3.66%	4.45%
Secondary residential mortgage interest rate – average	2.91%	3.22%	3.05%	2.52%	3.71%

Primary rates disclosed in Table 4 above represent rates generally available to borrowers on 30 year conforming mortgage loans. Secondary rates represent rates generally paid on 30 year residential mortgage-backed securities guaranteed by U.S. government agencies.

	Dec. 31,
	2015	2014	2013	2012	2011
Outstanding principal balance of mortgage loans serviced for others	$19,678,226	$16,162,887	$13,718,942	$11,981,624	$11,300,986
Outstanding mortgage loan commitments	601,147	627,505	258,873	356,634	189,770
Net gains on securities, derivatives and other assets

We recognized $12.1 million of net gains from sales of $1.6 billion of available for sale securities in 2015. We recognized $1.5 million of net gains from sales of $2.7 billion of available for sale securities in 2014. Securities were sold either because they had reached their expected maximum potential or to move into securities that are expected to perform better in a rising rate environment.

We also maintain a portfolio of residential mortgage-backed securities issued by U.S. government agencies and interest rate derivative contracts that are held as an economic hedge of the changes in the fair value of our mortgage servicing rights. The fair value of our mortgage servicing rights fluctuates due to changes in prepayment speeds and other assumptions as more fully described in Note 7 to the Consolidated Financial Statements. As primary mortgage rates increase, prepayment speeds slow and the value of our mortgage servicing rights increases. As primary mortgage rates fall, prepayment speeds increase and the value of our mortgage servicing rights decreases.

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

Table 5 following shows the relationship between changes in the fair value of mortgage servicing rights and the fair value of fair value option residential mortgage-backed securities and interest rate derivative contracts held as an economic hedge. The decrease in the fair value of mortgage servicing rights for 2015 included factors that we do not hedge, such as an increase in the servicing cost assumption.

Table 5 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Gain (loss) on mortgage hedge derivative contracts, net	$634	$2,776	$(5,080)	$116	$2,974
Gain (loss) on fair value option securities, net	(3,684)	10,003	(15,436)	7,793	24,413
Gain (loss) on economic hedge of mortgage servicing rights	(3,050)	12,779	(20,516)	7,909	27,387
Gain (loss) on change in fair value of mortgage servicing rights	(4,853)	(16,445)	22,720	(9,210)	(40,447)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$(7,903)	$(3,666)	$2,204	$(1,301)	$(13,060)

Net interest revenue on fair value option securities[1]	$8,001	$3,253	$3,290	$7,811	$17,650

[1]	Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Net gains on other assets totaled $5.7 million for 2015. The Company recognized a $1.7 million gain on the sale of bank premises and a $2.8 million gain on underlying investments held by two consolidated private equity funds. Private equity gains are largely attributed to non-controlling interests.

Fourth Quarter 2015 Other Operating Revenue

Other operating revenue was $161.1 million for the fourth quarter of 2015, up $9.2 million over the fourth quarter of 2014. Fees and commissions revenue decreased $2.0 million. The change in the fair value of mortgage servicing rights, net of economic hedges, increased operating revenue $2.6 million for the fourth quarter of 2015 and decreased operating revenue $6.1 million for the fourth quarter of 2014. Net gains on sales of available for sale securities were $2.0 million less than the prior year. Other-than-temporary impairment charges were $1.4 million more in the fourth quarter of 2015 than in the fourth quarter of 2014.

Brokerage and trading revenue decreased $347 thousand compared to the fourth quarter of 2014. Securities trading revenue totaled $11.7 million for the fourth quarter of 2015, an increase of $2.4 million. Customer hedging revenue totaled $9.6 million, a decrease of $342 thousand compared to the prior year. Revenue earned from retail brokerage transactions was $5.8 million, unchanged compared to the fourth quarter of 2014. Investment banking revenue totaled $3.1 million, a $2.4 million decrease compared to the fourth quarter of 2014 related to the timing and volume of completed transactions.

Transaction card revenue for the fourth quarter of 2015 increased $852 thousand or 3% over the fourth quarter of 2014, primarily due to a $586 thousand increase in merchant services fees. Revenues from the processing of transactions on behalf of the members of our TransFund EFT network totaled $16.5 million, merchant services fees totaled $11.0 million and revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.8 million.

Fiduciary and asset management revenue increased $516 thousand over the fourth quarter of 2014 to $31.2 million primarily due to an increase in the fair value of assets managed. Waived administration fees on the Cavanal Hill money market funds totaled $3.5 million for the fourth quarter of 2015, compared to $2.8 million for the fourth quarter of 2014.

Deposit service charges and fees were $22.8 million for the fourth quarter of 2015 compared to $22.6 million for the fourth quarter of 2014. Overdraft fees totaled $10.7 million, largely unchanged compared to the fourth quarter of 2014. Commercial account service charge revenue totaled $10.4 million, an increase of $496 thousand. Service charges on deposit accounts with a standard monthly fee were $1.7 million, a decrease of $175 thousand.

Mortgage banking revenue was $25.0 million for the fourth quarter of 2015, compared to $30.1 million for the fourth quarter of 2014. Primary mortgage interest rates fell during the fourth quarter of 2014, driving loan production volume and higher loan commitment levels as of December 31, 2014. Average primary mortgage interest rates were approximately 8 basis points lower compared with the fourth quarter of 2014, resulting in continued loan production volume growth and refinancing activity, but primary mortgage rates began trending upward at the end of the fourth quarter of 2015. This resulted in a reduced level of outstanding commitments as of December 31, 2015. Mortgage loans funded for sale totaled $1.4 billion in the fourth quarter of 2015 compared to $1.3 billion in the fourth quarter of 2014. Mortgage loan refinances represented 41% of total loans funded during the fourth quarter of 2015, compared to 37% in the fourth quarter of 2014. Loans originated by our correspondent channel increased to 46% of total loans funded during the fourth quarter of 2015 from 44% of total loans funded in the fourth quarter of 2014. Outstanding mortgage loan commitments decreased $26 million while the unpaid principal balance of mortgage loans held for sale was largely unchanged.

For the fourth quarter of 2015, changes in the fair value of mortgage servicing rights increased operating revenue by $7.4 million, partially offset by a net loss of $4.9 million on fair value option securities and derivative contracts held as an economic hedge. For the fourth quarter of 2014, changes in the fair value of mortgage servicing rights decreased operating revenue by $10.8 million, partially offset by a $4.8 million net gain on fair value option securities and derivative contracts held as an economic hedge.

2014 Other Operating Revenue

Other operating revenue totaled $622.0 million for 2014, compared to $620.3 million for 2013. Fees and commissions revenue increased $17.5 million. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased operating revenue in 2014 by $3.7 million and increased operating revenue $2.2 million in 2013. Net gains on sales of available for sale securities were $1.5 million for 2014 compared to $10.7 million for 2013. Other-than-temporary impairment charges recognized in earnings were $1.9 million less than charges recognized in 2013.

Brokerage and trading revenue for 2014 increased $9.0 million over 2013. Revenue in 2013 was reduced $8.7 million from the impact of the fair value adjustment to our trading securities inventory due to a sharp increase in interest rates during 2013. Excluding this adjustment, securities trading revenue decreased $2.3 million. Customer hedging revenue decreased $4.2 million. The decrease was primarily due to a decrease in revenue from derivative contracts sold to our mortgage banking and energy customers, partially offset by growth related to increased volumes of foreign exchange contracts. Customer hedging revenue for 2014 included $2.2 million of recoveries from the Lehman Brothers and MF Global bankruptcies and 2013 included $2.4 million of recoveries. Retail brokerage revenue was largely unchanged compared to 2013 and investment banking revenue increased $6.8 million. Transaction card revenue grew by $6.9 million over 2013 primarily due to TransFund network transaction volume growth and higher merchant services transaction volumes. Fiduciary and asset management fees increased $19.6 million. The GTRUST Financial Corporation and MBM Advisors acquisitions during 2014 added $7.8 million of revenue. The remaining was primarily due to growth in the fair value of fiduciary assets. Deposit service charges and fees decreased $4.2 million primarily due to lower overdraft fees partially offset by increased commercial account service charges. Mortgage banking revenue decreased $12.8 million compared to 2013. While the volume of loans funded for sale and outstanding loan commitments increased, our product mix shifted toward lower margin products.

Net gains on other assets totaled $3.0 million for 2014. The fair value of certain alternative investments held as a hedge of a deferred compensation liability were adjusted downward by $1.7 million and a $1.5 million charge was taken against a merchant-banking investment accounted for under the equity method. These losses were partially offset by a $6.6 million gain on underlying investments held by two consolidated private equity funds. Private equity gains are largely attributed to non-controlling interests.
Other Operating Expense

Other operating expense for 2015 totaled $904.6 million, a $57.0 million or 7% increase over the prior year. Personnel expense for 2014 included a $12.6 million net reduction in the accrual for amounts payable to certain executive officers under the 2011 True-Up Plan. Excluding the impact of the 2011 True-Up Plan adjustment, personnel expense increased $33.9 million or 7%. Non-personnel expenses increased $10.5 million or 3% over the prior year.

Table 6 – Other Operating Expense
(In thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Regular compensation	$315,389	$298,420	$279,493	$262,736	$247,945
Incentive compensation:
Cash-based compensation	119,887	111,748	110,871	116,718	97,222
Share-based compensation	12,358	10,875	8,189	9,668	9,995
Deferred compensation	361	(13,692)	32,083	27,502	10,563
Total incentive compensation	132,606	108,931	151,143	153,888	117,780
Employee benefits	75,492	69,580	74,589	74,409	64,261
Total personnel expense	523,487	476,931	505,225	491,033	429,986
Business promotion	27,851	26,649	22,598	23,338	20,549
Charitable contributions to BOKF Foundation	796	4,267	2,062	2,062	4,000
Professional fees and services	40,123	44,440	32,552	34,015	28,798
Net occupancy and equipment	76,016	77,232	69,773	66,726	64,611
Insurance	20,375	18,578	16,122	15,356	16,799
Data processing & communications	122,383	115,225	105,967	98,904	97,976
Printing, postage and supplies	13,498	13,518	13,885	14,228	14,085
Net losses & operating expenses of repossessed assets	1,446	6,019	5,160	20,528	23,715
Amortization of intangible assets	4,359	3,965	3,428	2,927	3,583
Mortgage banking costs	38,997	31,705	31,196	44,334	37,621
Other expense	35,233	28,993	32,652	26,912	37,575
Total other operating expense	$904,564	$847,522	$840,620	$840,363	$779,298

Average number of employees (full-time equivalent)	4,797	4,679	4,683	4,614	4,474

Personnel expense

Regular compensation expense, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $17.0 million or 6% over 2014. The average number of employees grew by 3% over the prior year. Recent additions have been higher-costing compliance and risk management, technology and wealth management positions. In addition, standard annual merit increases in regular compensation were effective for the majority of our staff March 1. Regular compensation expense for 2014 included $800 thousand related to branch closure costs.

Excluding the impact of the 2011 True-Up Plan adjustment in 2014, incentive compensation increased $11.1 million or 9% over 2014. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $8.1 million or 7% over 2014.

Share-based compensation expense represents expense for equity awards based on the grant-date fair value. Share-based compensation expense for equity awards increased $1.5 million or 14% over 2014 primarily due to a change in the vesting period on non-vested shares awarded. Non-vested shares awarded prior to 2013 generally cliff vest in 5 years. Non-vested shares awarded since January 1, 2013 generally cliff vest in 3 years and are subject to a two year holding period after vesting.

The Company currently offers a deferred compensation plan for certain executive and senior officers. Deferred compensation expense totaled $361 thousand for 2015. Deferred compensation expense for 2014 and prior years was largely based on the 2011 True-Up Plan. Approved by shareholders on April 26, 2011, the True-Up Plan was designed to adjust annual and long-term performance-based incentive compensation for certain senior executives for 2006 through 2013. The 2011 True-Up Plan ended on December 31, 2013 and amounts accrued were paid in May 2014.

Employee benefit expense increased $5.9 million or 8% compared to 2014. Employee medical costs totaled $25.0 million, a $3.6 million or 17% increase over the prior year. The Company self-insures a portion of its employee health care coverage and these costs may be volatile. Payroll tax expense increased $1.1 million over 2014 to $28.6 million. Employee retirement plan costs totaled $20.6 million, up $2.0 million.

Non-personnel operating expense

Non-personnel expense increased $10.5 million or 3% over the prior year. Mortgage banking expense increased $7.3 million or 23% primarily due to an $8.7 million increase in amortization of mortgage servicing rights due to higher actual prepayments. Data processing and communications expense increased $7.2 million or 6% primarily related to increased transaction activity costs. In addition, data processing and communications expense increased over the prior year as risk management and compliance projects were completed. We expect these costs to continue to increase in 2016 as we continue to invest in upgrades in information technology infrastructure and cybersecurity. Professional fees and services expense decreased $4.3 million or 10% compared to the prior year primarily as risk management and regulatory compliance costs stabilized in 2015 after growing 37% during 2014. Net losses and operating expenses of repossessed assets decreased $4.6 million compared to the prior year. All other non-personnel operating expenses were up $4.9 million, net.

Fourth Quarter 2015 Operating Expenses

Other operating expense for the fourth quarter of 2015 totaled $232.6 million, a $6.7 million increase over the fourth quarter of 2014.

Personnel expense increased $7.4 million over the fourth quarter of 2014. Regular compensation expense increased $2.0 million over the fourth quarter of 2014. Incentive compensation increased $2.7 million compared to the fourth quarter of 2014 primarily due to a change in estimated share-based compensation expense. Share-based compensation includes grants with vesting criteria based on the Company's earnings per share growth relative to peers over a forward looking three-year performance period. The Company's forecasted earnings per share growth over the performance period increased largely due to common shares repurchased during the third and fourth quarters of 2015. Employee benefit expense increased $2.7 million compared to the fourth quarter of 2014 primarily due to an increase in employee medical insurance claim expense.

Non-personnel expense decreased $760 thousand compared to the fourth quarter of 2014. Premises and equipment expense for the fourth quarter of 2014 included a $4.1 million accrual of costs related the discontinuance of the grocery store branch model and closure of 28 in-store branches. The Company also made a $1.8 million contribution of developed commercial real estate to the BOKF Foundation during the fourth quarter of 2014. Net losses and operating expenses of repossessed assets were $343 thousand for the fourth quarter of 2015, compared to a net gain of $1.5 million in the fourth quarter of 2014. All other non-personnel expenses were up $2.5 million over the prior year on a net basis.

2014 Operating Expenses

Other operating expense totaled $847.5 million for 2014, a $6.9 million or 1% increase over 2013. The Company's investment in risk management and regulatory compliance resulted in a $16.7 million increase, primarily in personnel, professional fees and services and data processing and communications expense for 2014. In addition, approximately $4.9 million was expensed in the fourth quarter of 2014 related to the announced closure of the grocery store branch network, primarily related to facilities and employee costs.

Personnel expense decreased $28.3 million or 6%. Regular compensation expense totaled $298.4 million, up $18.9 million primarily due to the investment in higher-costing wealth management, compliance and risk management positions. Incentive compensation expense decreased $42.2 million, primarily due to the adjustment of amounts payable under the 2011 True-Up Plan. Employee benefit expense decreased $5.0 million primarily due to employee medical costs.
Non-personnel expense for 2014 was $35.2 million or 10% higher than 2013. Professional fees and services expense increased $11.9 million primarily due to increased risk management and regulatory compliance costs. Data processing and communications expense increased $9.3 million primarily related to increased transaction activity costs. Net occupancy and equipment expense increased $7.5 million, including $4.1 million of branch closure costs. All other non-personnel operating expenses were up $4.9 million, net.
Income Taxes

Income tax expense was $139.4 million or 32.3% of net income before taxes for 2015, $144.2 million or 32.8% of net income before taxes for 2014 and $163.1 million or 33.8% of net income before taxes for 2013. Tax expense currently payable totaled $130 million in 2015, $105 million in 2014 and $146 million in 2013.

The statute of limitations expired on an uncertain tax position and the Company adjusted its current income tax liability to amounts on filed tax returns for 2014 in 2015, 2013 in 2014 and 2012 in 2013. Excluding these adjustments income tax expense would have been $141.4 million or 32.7% of net income before taxes for 2015, $146.4 million or 33.3% of net income before taxes for 2014 and $164.5 million or 34.1% of net income before taxes for 2013.

The Company adopted FASB Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, on January 1, 2015. This standard allows amortization expense related to qualified affordable housing investment costs to be recognized in provision for income taxes and was retrospectively applied to all periods presented. Prior to 2015, these amounts were recognized in other operating expense, and therefore, for comparative purposes,
$9.3 million and $5.8 million of amortization expense has been reclassified to federal and state income taxes for the years ended December 31, 2014 and 2013, respectively. This reclassification increased the effective tax rate by 150 basis points in 2014 and 80 basis points in 2013. Adoption of this standard did not affect net income.

Net deferred tax liabilities totaled $1.4 million at December 31, 2015 and $7.2 million at December 31, 2014. We have evaluated the recoverability of our deferred tax assets based on taxes previously paid in net loss carry-back periods and other factors and determined that no valuation allowance was required in 2015 and 2014.

Unrecognized tax benefits totaled $13 million at December 31, 2015 and December 31, 2014. BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.

Income tax expense was $26.2 million or 30.1% of net income before taxes for the fourth quarter of 2015 compared to $30.1 million or 31.5% of net income before taxes for the fourth quarter of 2014. Income tax expense as a percentage of net income before taxes was lower in the fourth quarter of 2015, primarily due to a decrease in net income before taxes during the fourth quarter. This resulted in a year to date decrease in tax expense that was recognized in the fourth quarter of 2015.

Table 7 – Selected Quarterly Financial Data
(In thousands, except per share data)

	2015
	First	Second	Third	Fourth
Interest revenue	$184,569	$191,813	$193,664	$196,782
Interest expense	16,843	16,082	15,028	15,521
Net interest revenue	167,726	175,731	178,636	181,261
Provision for credit losses	—	4,000	7,500	22,500
Net interest revenue after provision for credit losses	167,726	171,731	171,136	158,761

Fees and commissions revenue	165,991	172,547	164,657	155,824
Gain (loss) on financial instruments and other assets, net	8,640	(4,272)	10,536	(398)
Change in fair value of mortgage servicing rights	(8,522)	8,010	(11,757)	7,416
Other-than-temporary impairment losses	(92)	—	—	(1,727)
Other operating revenue	166,017	176,285	163,436	161,115

Personnel expense	128,548	132,695	129,062	133,182
Other non-personnel expense	91,717	94,418	95,566	99,376
Total other operating expense	220,265	227,113	224,628	232,558

Net income before taxes	113,478	120,903	109,944	87,318
Federal and state income taxes	38,384	40,630	34,128	26,242
Net income	75,094	80,273	75,816	61,076
Net income attributable to non-controlling interests	251	1,043	925	1,475
Net income attributable to shareholders of BOK Financial Corp. shareholders	$74,843	$79,230	$74,891	$59,601

Earnings per share:
Basic	$1.08	$1.15	$1.09	$0.89
Diluted	$1.08	$1.15	$1.09	$0.89

Average shares:
Basic	68,255	68,096	67,668	66,378
Diluted	68,345	68,210	67,762	66,468

Table 7 – Selected Quarterly Financial Data (continued)
(In thousands, except per share data)

	2014
	First	Second	Third	Fourth
Interest revenue	$179,120	$182,631	$183,868	$186,620
Interest expense	16,478	16,534	17,077	16,956
Net interest revenue	162,642	166,097	166,791	169,664
Provision for credit losses	—	—	—	—
Net interest revenue after provision for credit losses	162,642	166,097	166,791	169,664

Fees and commissions revenue	140,863	164,054	158,547	157,855
Gain (loss) on financial instruments and other assets, net	2,540	8,532	1,143	5,242
Change in fair value of mortgage servicing rights	(4,461)	(6,444)	5,281	(10,821)
Other-than-temporary impairment losses	—	—	—	(373)
Other operating revenue	138,942	166,142	164,971	151,903

Personnel expense	104,433	123,714	123,043	125,741
Other non-personnel expense	80,671	90,993	98,791	100,136
Total other operating expense	185,104	214,707	221,834	225,877

Net income before taxes	116,480	117,532	109,928	95,690
Federal and state income taxes	39,437	40,803	33,802	30,109
Net income	$77,043	$76,729	$76,126	$65,581
Net income (loss) attributable to non-controlling interests	453	834	494	1,263
Net income attributable to shareholders of BOK Financial Corp. shareholders	$76,590	$75,895	75,632	64,318

Earnings per share:
Basic	$1.11	$1.10	$1.09	$0.93
Diluted	$1.11	$1.10	$1.09	$0.93

Average shares:
Basic	68,274	68,360	68,456	68,482
Diluted	68,436	68,511	68,610	68,616

Lines of Business

We operate three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer risk management products for small businesses, middle market and larger commercial customers. Commercial banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small businesses served through our consumer branch network and all mortgage banking activities. Wealth Management provides fiduciary services, private bank services and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

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

As shown in Table 8 following, net income attributable to our lines of business increased $21.3 million or 10% over the prior year. The increase in net income attributed to our lines of business was due primarily to a $49.2 million increase in net interest revenue mostly from commercial loan growth and a $40.4 million increase in fees and commission revenue mostly from growth in mortgage banking revenue and fiduciary and asset management fee revenue growth. These increases were partially offset by a $21.4 million increase in personnel expense primarily from regular salaries and incentive compensation expense growth and a $13.6 million increase in non-personnel expense primarily from increased mortgage banking expense. The decrease in net income provided by Funds Management was largely due to a $34.0 million provision for credit losses being recorded in the current year, compared to no provision for credit losses being recorded in the prior year. Lower net interest revenue from our securities portfolio and increased operating expenses primarily due to incentive compensation expense was partially offset by increased gains on sales from our available for sale securities portfolio. Funds Management and other also included $4.9 million that was accrued during 2014 related to the closure of 29 in-store branches during the first quarter of 2015. This accrual was reversed and actual costs related to these closures was attributed to the Consumer Banking segment in 2015.

Table 8 – Net Income by Line of Business
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Commercial Banking	$201,334	$164,410	$148,602
Consumer Banking	22,415	33,736	60,766
Wealth Management	16,885	21,215	17,014
Subtotal	240,634	219,361	226,382
Funds Management and other	47,931	73,074	90,227
Total	$288,565	$292,435	$316,609

Commercial Banking

Commercial Banking contributed $201.3 million to consolidated net income in 2015, up $36.9 million or 22% over the prior year. Net interest revenue grew by $51.3 million as the balance of average commercial loans increased $1.7 billion or 16%. Net recoveries were $1.4 million less than in 2014. Fees and commission revenue increased $7.0 million or 4% over the prior year primarily due to growth in transaction card and deposit service charges and fees revenue. Other operating expense increased $3.2 million or 2% compared to 2014, primarily due to increased personnel expense.

Table 9 – Commercial Banking
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net interest revenue from external sources	$439,727	$381,687	$363,961
Net interest expense from internal sources	(50,678)	(43,939)	(51,592)
Total net interest revenue	389,049	337,748	312,369
Net loans charged off (recovered)	(6,018)	(7,447)	(4,372)
Net interest revenue after net loans charged off	395,067	345,195	316,741

Fees and commissions revenue	178,333	171,332	159,715
Gain (loss) on financial instruments and other assets, net	(811)	(1,628)	3,491
Other operating revenue	177,522	169,704	163,206

Personnel expense	113,385	110,637	106,293
Other non-personnel expense	94,009	93,593	86,336
Other operating expense	207,394	204,230	192,629

Net direct contribution	365,195	310,669	287,318
Corporate allocations	35,680	41,585	44,107
Net income before taxes	329,515	269,084	243,211
Federal and state income taxes	128,181	104,674	94,609

Net income	$201,334	$164,410	$148,602

Average assets	$13,342,585	$11,384,782	$10,386,502
Average loans	12,404,065	10,712,559	9,657,793
Average deposits	8,775,048	8,887,809	8,365,466
Average invested capital	1,050,759	946,383	906,717
Return on average assets	1.51%	1.45%	1.43%
Return on invested capital	19.18%	17.40%	16.39%
Efficiency ratio	36.51%	40.06%	40.74%
Net charge-offs (recoveries) to average loans	(0.05)%	(0.07)%	(0.05)%

Net interest revenue increased $51.3 million or 15% over 2014. Growth in net interest revenue was due to a $1.7 billion increase in average loan balances, partially offset by decreased loan yields and a $113 million decrease in average deposit balances.

Fees and commissions revenue increased $7.0 million or 4% over 2014. Transaction card revenue generated by the TransFund EFT network increased $4.8 million or 5% due to increased customer transaction volume. Commercial deposit service charges and fees increased $3.0 million or 8% over the prior year. Other revenue increased $2.3 million or 10% primarily related to merchant banking activity. Brokerage and trading revenue decreased $3.1 million or 27%. Loan syndication fees were lower due to the timing and volume of completed deals. Customer hedging revenue decreased primarily related to lower energy prices.

Operating expenses increased $3.2 million or 2% over 2014. Personnel costs increased $2.7 million or 2% primarily due to standard annual merit increases. Non-personnel expense was largely unchanged compared to the prior year. Net losses and operating expenses on repossessed assets were $5.5 million lower than the prior year, offset by higher data processing expenses related to increased transaction card activity and increased other expenses primarily related to merchant banking activity. Corporate expense allocations decreased $5.9 million compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking grew by $1.7 billion to $12.4 billion for 2015. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment. Commercial Banking experienced a net recovery of $6.0 million for 2015, compared to a net recovery of $7.4 million or 0.07% of average loans attributed to this line of business for 2014.

Average deposits attributed to Commercial Banking were $8.8 billion for 2015, a decrease of $113 million or 1% compared to 2014. Decreased interest-bearing transaction account and time deposit balances, were partially offset by growth in demand deposit balances. Average balances attributed to our commercial & industrial loan customers increased $495 million or 13%. Average balances attributed to our healthcare customers grew by $82 million or 15% over the prior year. Small business banking customer average balances increased $118 million or 10%. Average balances attributed to our energy customers decreased $98 million or 6%. Average balances held by treasury services customers decreased $768 million or 57% compared to the prior year. Commercial customers continue to maintain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances.

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

Consumer banking contributed $22.4 million to consolidated net income for 2015, compared to $33.7 million in the prior year. Increased operating expense and corporate expense allocations and lower net interest revenue, was partially offset by growth in fees and commission revenue. Fees and commission revenue increased primarily due to mortgage banking revenue, partially offset by lower deposit service charges and fees. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue attributed to Consumer Banking by $7.9 million in 2015 and decreased other operating revenue by $3.7 million in 2014.

Table 10 – Consumer Banking
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net interest revenue from external sources	$84,848	$81,852	$85,813
Net interest revenue from internal sources	29,824	36,801	39,628
Total net interest revenue	114,672	118,653	125,441
Net loans charged off	6,108	5,477	5,622
Net interest revenue after net loans charged off	108,564	113,176	119,819

Fees and commissions revenue	218,188	196,641	217,269
Gain (loss) on financial instruments and other assets, net	3,437	20,619	(14,653)
Change in fair value of mortgage servicing rights	(4,853)	(16,445)	22,720
Other operating revenue	216,772	200,815	225,336

Personnel expense	105,252	96,681	94,145
Other non-personnel expense	108,530	99,089	94,600
Total other operating expense	213,782	195,770	188,745

Net direct contribution	111,554	118,221	156,410
Corporate allocations	74,868	63,006	56,957
Net income before taxes	36,686	55,215	99,453
Federal and state income taxes	14,271	21,479	38,687

Net income	$22,415	$33,736	$60,766

Average assets	$6,713,444	$6,584,157	$6,520,498
Average loans	1,900,768	1,987,668	2,013,416
Average deposits	6,668,520	6,520,835	6,432,498
Average invested capital	265,775	277,404	293,736
Return on average assets	0.33%	0.51%	0.93%
Return on invested capital	8.43%	12.16%	20.69%
Efficiency ratio	62.54%	59.14%	53.22%
Net charge-offs to average loans	0.32%	0.28%	0.28%

	December 31,
	2015	2014	2013
Banking locations	152	182	206

Net interest revenue from consumer banking activities decreased $4.0 million compared to 2014 primarily due to a $4.7 million decrease in revenue related to a deposit advance product that was phased out during the second quarter of 2014. Average loan balances decreased $87 million or 4%. This impact was partially offset by a $148 million or 2% increase in average deposit balances, which are provided to the Funds Management unit and earn a spread. Net loans charged off by the Consumer Banking unit increased $631 thousand over 2014 to $6.1 million or 0.32% of average loans. Net consumer banking charge-offs include overdrawn deposit accounts and other consumer loans.

Fees and commissions revenue increased $21.5 million or 11% compared to the prior year. Mortgage banking revenue was up $25.1 million or 23% over the prior year primarily due to a record level of residential mortgage loans originated for sale. Deposit service charges and fees decreased $3.6 million or 7% compared to the prior year primarily due to lower overdraft fees.

Operating expenses increased $18.0 million or 9% over 2014, including $3.0 million of actual facilities costs and $633 thousand of actual personnel costs related to the previously announced closure of 29 grocery store branches. These costs were accrued in 2014 in the Funds Management and Other unit, with the actual costs charged to Consumer Banking as incurred in 2015. Excluding the impact of the branch closure costs, personnel expenses were up $7.9 million or 8% primarily due to increased regular salary and incentive compensation expense. Non-personnel expense increased $6.5 million or 7%, excluding the impact of the branch closure costs. Mortgage banking costs were up $9.0 million primarily due to increased amortization of mortgage servicing rights due to higher actual prepayments. Corporate expense allocations increased $11.9 million or 19% over the prior year, primarily due to increased risk management and compliance costs.

Average consumer deposit balances increased $148 million or 2% over the prior year. Average demand deposit balances increased $166 million or 12% and average interest-bearing transaction accounts increased $124 million or 4%. Average savings account balances were up $35 million or 11%. Higher costing time deposit balances decreased $178 million or 11%.

Wealth Management

Wealth Management contributed $16.9 million to consolidated net income in 2015, compared to $21.2 million in the prior year. Net interest revenue increased $1.9 million or 4%, primarily due to an increase in average loan balances, partially offset by decreased loan yields. Fees and commissions revenue increased $11.9 million or 5% over the prior year. Other operating expense increased $13.8 million or 6%.

Table 11 – Wealth Management
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net interest revenue from external sources	$24,770	$23,826	$25,478
Net interest revenue from internal sources	21,524	20,578	20,061
Total net interest revenue	46,294	44,404	45,539
Net loans charged off	(891)	213	1,275
Net interest revenue after net loans charged off	47,185	44,191	44,264

Fees and commissions revenue	252,490	240,621	212,878
Loss on financial instruments and other assets, net	(1,548)	(1,576)	(1,223)
Other operating revenue	250,942	239,045	211,655

Personnel expense	181,917	171,839	160,517
Other non-personnel expense	48,921	45,210	37,680
Other operating expense	230,838	217,049	198,197

Net direct contribution	67,289	66,187	57,722
Corporate allocations	39,654	31,465	29,876
Net income before taxes	27,635	34,722	27,846
Federal and state income tax	10,750	13,507	10,832

Net income	$16,885	$21,215	$17,014

Average assets	$4,689,850	$4,518,511	$4,556,132
Average loans	1,068,705	985,726	932,229
Average deposits	4,573,853	4,391,434	4,385,553
Average invested capital	225,968	215,089	203,914
Return on average assets	0.41%	0.51%	0.40%
Return on invested capital	8.45%	10.77%	8.95%
Efficiency ratio	77.05%	76.00%	76.49%
Net charge-offs to average loans	(0.08)%	0.02%	0.14%

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

Table 12 – Assets Under Management or In Custody
(Dollars in thousands)

	December 31,
	2015	2014	2013
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$14,012,350	$14,644,494	$12,752,460
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	3,384,444	3,324,667	1,728,426
Non-managed fiduciary assets in custody	20,936,844	18,028,716	15,656,206
Total fiduciary assets	38,333,638	35,997,877	30,137,092
Assets held in safekeeping	26,897,107	22,952,394	22,087,207
Brokerage accounts under BOKF administration	5,817,028	5,653,095	4,882,930
Assets under management or in custody	$71,047,773	$64,603,366	$57,107,229

Net interest revenue increased $1.9 million or 4% compared to the prior year. Average loan balances were up $83 million or 8%. The benefit of this growth was partially offset by lower yields. Average deposit balances, which are sold to the Funds Management unit, increased $182 million over the prior year. Time deposit balances increased $178 million and non-interest-bearing demand deposits increased $106 million, partially offset by a $100 million decrease in interest-bearing transaction balances.

Fees and commissions revenue increased $11.9 million or 5% over the prior year. Fiduciary and asset management revenue increased $10.6 million or 9%. A full year of earnings from the acquisitions of Topeka, Kansas-based GTRUST Financial Corporation in the first quarter of 2014 and Houston, Texas-based MBM Advisors in the second quarter of 2014 added $4.0 million in revenue over 2014. The remaining increase was primarily due to the growth in the fair value of fiduciary assets administered by the Company. Brokerage and trading revenue increased $895 thousand or 1% over the prior year. A $10.1 million or 15% increase in securities trading revenue, was offset by an $8.6 million or 25% decrease in retail brokerage revenue and a $554 thousand or 3% decrease in investment banking fees.

Other operating revenue includes fees earned from state and municipal bond underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In 2015, the Wealth Management division participated in 434 underwritings that totaled $9.3 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $2.9 billion of these underwritings. In 2014, the Wealth Management division participated in 422 underwritings that totaled approximately $8.6 billion. Our interest in these underwritings totaled approximately $2.5 billion. The Wealth Management division also participated in 16 corporate debt underwritings during 2015 that totaled $11.8 billion. Our interest in these underwritings was $230 million.

Operating expenses increased $13.8 million or 6% over the prior year. Personnel expenses increased $10.1 million or 6%. Regular compensation costs increased $5.4 million primarily due to increased headcount and annual merit increases. Incentive compensation increased $3.5 million over the prior year. Non-personnel expenses increased $3.7 million or 8%. Growth in net occupancy and equipment, data processing and communications and other expense, was partially offset by lower deposit insurance expense. Corporate expense allocations were up $8.2 million or 26%, primarily due to increased risk management and compliance costs.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of December 31, 2015, December 31, 2014 and December 31, 2013.

Table 13 – Securities
(In thousands)

	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading:
U.S. Government agency debentures	$61,366	$61,295	$85,154	$85,092	$34,043	$34,120
U.S. government agency residential mortgage-backed securities	10,972	10,989	30,930	31,199	20,888	21,011
Municipal and other tax-exempt securities	31,691	31,901	38,933	38,951	27,532	27,350
Other trading securities	18,235	18,219	33,496	33,458	9,142	9,135
Total trading securities	$122,264	$122,404	$188,513	$188,700	$91,605	$91,616

Investment:
Municipal and other tax-exempt securities	$365,258	$368,910	$405,090	408,344	$440,187	$439,870
U.S. government agency residential mortgage-backed securities[1]	26,833	27,874	35,750	37,463	50,182	51,864
Other debt securities	205,745	232,375	211,520	227,819	187,509	195,393
Total investment securities	$597,836	$629,159	$652,360	$673,626	$677,878	$687,127

Available for sale:
U.S. Treasury securities	$1,000	$995	$1,005	$1,005	$1,042	$1,042
Municipal and other tax-exempt securities	56,681	56,817	63,018	63,557	73,232	73,775
Residential mortgage-backed securities:
U.S. government agencies	5,861,096	5,898,351	6,549,304	6,646,884	7,720,189	7,716,010
Private issue	128,111	139,118	154,360	165,957	214,181	221,099
Total residential mortgage-backed securities	5,989,207	6,037,469	6,703,664	6,812,841	7,934,370	7,937,109
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,919,044	2,905,796	2,064,091	2,048,609	2,100,146	2,055,804
Other debt securities	4,400	4,151	9,438	9,212	35,061	35,241
Perpetual preferred stock	17,171	19,672	22,171	24,277	22,171	22,863
Equity securities and mutual funds	17,121	17,833	18,603	19,444	19,069	21,328
Total available for sale securities	$9,004,624	$9,042,733	$8,881,990	$8,978,945	$10,185,091	$10,147,162

Fair value option securities:
U.S. government agency residential mortgage-backed securities	$446,277	$444,217	$309,973	$311,597	$165,809	$157,431
Other securities	—	—	—	—	9,485	9,694
Total fair value option securities	$446,277	$444,217	$309,973	$311,597	$175,294	$167,125

[1]
Includes net realized gain of $112 thousand at December 31, 2015, $615 thousand at December 31, 2014 and $1.8 million at December 31, 2013 remaining in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets related to securities transferred from the available for sale securities portfolio to the investment portfolio in 2011. See Note 2 to the Consolidated Financial Statements for additional discussion.

In addition to the above, restricted equity securities include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares are restricted and they lack a market. Federal Reserve Bank stock totaled $36 million at December 31, 2015, $35 million at December 31, 2014 and $34 million at December 31, 2013. Holdings of FHLB stock totaled $237 million at December 31, 2015, $106 million at December 31, 2014 and $51 million at December 31, 2013. Requirements to hold FHLB stock are directly related to borrowings from the FHLB.

At December 31, 2015, the carrying value of investment (held-to-maturity) securities was $598 million and the fair value was $629 million. Investment securities consist primarily of intermediate and long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $104 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $9.0 billion at December 31, 2015, an increase of $123 million over December 31, 2014. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At December 31, 2015, residential mortgage-backed securities represented 67% of total available for sale securities. The increase in amortized cost during the year was primarily due to an increase in commercial mortgage-backed securites guaranteed by U.S. government agencies, partially offset by a decrease in U.S. government agency residential mortgage-backed securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined investment and available for sale securities portfolios at December 31, 2015 is 3.25 years. Management estimates the combined portfolios' duration extends to 3.7 years assuming an immediate 200 basis point upward shock. The estimated combined portfolios' duration contracts to 3.0 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At December 31, 2015, approximately $5.9 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $5.9 billion at December 31, 2015.

We also hold amortized cost of $128 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions. The amortized cost of these securities decreased $26 million from December 31, 2014. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $139 million at December 31, 2015.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $72 million of Jumbo-A residential mortgage loans and $56 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Approximately 91% of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 30% of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $42 million at December 31, 2015, an increase of $8.9 million compared to December 31, 2014. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. Other-than-temporary impairment charges of $1.8 million were recognized in earnings in 2015.

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
Bank-Owned Life Insurance

We have approximately $303 million of bank-owned life insurance at December 31, 2015. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $272 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At December 31, 2015, the fair value of investments held in separate accounts was approximately $283 million. As the underlying fair value of the investments held in a separate account at December 31, 2015 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $31 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $15.9 billion at December 31, 2015, growing $1.7 billion or 12% over December 31, 2014. Commercial loans have grown by $1.2 billion or 13% due largely to growth in healthcare, services and energy sector loans. Commercial real estate loans increased $531 million or 19% primarily due to growth in loans secured by office buildings, industrial facilities and retail facilities. Residential mortgage loans decreased $73 million and personal loans increased $118 million.

Table 14 – Loans
(In thousands)

	December 31,
	2015	2014	2013	2012	2011
Commercial:
Energy	$3,097,328	$2,860,428	$2,351,760	$2,460,659	$2,005,041
Services	2,784,276	2,391,530	2,282,210	2,164,186	1,761,538
Healthcare	1,883,380	1,454,969	1,274,246	1,081,406	978,160
Wholesale/retail	1,422,064	1,440,015	1,201,364	1,106,439	967,426
Manufacturing	556,729	532,594	391,751	348,484	336,733
Other commercial and industrial	508,754	416,134	441,890	480,738	506,172
Total commercial	10,252,531	9,095,670	7,943,221	7,641,912	6,555,070

Commercial real estate:
Retail	796,499	666,889	586,047	522,786	509,402
Multifamily	751,085	704,298	576,502	402,896	369,028
Office	637,707	415,544	411,499	427,872	405,923
Industrial	563,169	428,817	243,877	245,994	278,186
Residential construction and land development	160,426	143,591	206,258	253,093	342,054
Other commercial real estate	350,147	369,011	391,170	376,358	386,710
Total commercial real estate	3,259,033	2,728,150	2,415,353	2,228,999	2,291,303

Residential mortgage:
Permanent mortgage	945,336	969,951	1,062,744	1,123,965	1,157,133
Permanent mortgages guaranteed by U.S. government agencies	196,937	205,950	181,598	160,444	184,973
Home equity	734,620	773,611	807,684	760,631	632,421
Total residential mortgage	1,876,893	1,949,512	2,052,026	2,045,040	1,974,527

Personal	552,697	434,705	381,664	395,505	448,843

Total	$15,941,154	$14,208,037	$12,792,264	$12,311,456	$11,269,743

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

Healthcare sector loans increased $428 million or 29% over December 31, 2014. Service sector loans increased $393 million or 16% and energy sector loans increased $237 million or 8%. Other commercial and industrial sector loans increased $93 million or 22% and manufacturing sector loans increased $24 million or 5%. This growth was partially offset by an $18 million or 1% decrease in wholesale/retail sector loans.

Table 15 presents our commercial loan portfolio distributed primarily by collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location.

Table 15 – Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Other	Total
Energy	$819,338	$1,406,754	$61,642	$5,847	$314,017	$10,391	$94,863	$384,476	$3,097,328
Services	813,738	852,839	199,180	8,380	268,045	159,800	161,150	321,144	2,784,276
Healthcare	269,662	353,761	124,467	84,915	137,275	102,752	225,254	585,294	1,883,380
Wholesale/retail	369,582	569,827	37,053	37,089	62,918	51,569	29,807	264,219	1,422,064
Manufacturing	149,619	199,411	2,848	9,715	50,008	43,365	37,083	64,680	556,729
Other commercial and industrial	80,588	148,567	4,936	79,758	36,232	29,287	74,725	54,661	508,754
Total commercial loans	$2,502,527	$3,531,159	$430,126	$225,704	$868,495	$397,164	$622,882	$1,674,474	$10,252,531

The majority of our commercial portfolio is located within our geographic footprint. The Other category includes two primary locations, California and Louisiana, which represent $242 million or 2.4% of the commercial portfolio and $167 million or 1.6% of the commercial portfolio, respectively at December 31, 2015. All other states individually represent less than one percent of total commercial loans.
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

Energy loans totaled $3.1 billion or 19% of total loans at December 31, 2015. Unfunded energy loan commitments decreased by $502 million during the year to $2.4 billion at December 31, 2015. Approximately $2.5 billion or 82% of energy loans were to oil and gas producers, an increase of $83 million over December 31, 2014. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. The Company has largely avoided higher-risk energy lending areas including second-lien financing, mezzanine debt and subordinated debt. In addition, the Company has no direct exposure to energy company equity or to borrowers with deepwater offshore exposure. Approximately 62% of the committed production loans are secured by properties primarily producing oil and 38% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers that provide services to the energy industry totaled $279 million or 9% of energy loans, an increase of $57 million during 2015. Loans to borrowers in the midstream sector of the industry totaled $193 million or 5% of energy loans, an increase of $92 million over the prior year. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales totaled $86 million or 4% of energy loans, an increase of $4.7 million over the prior year.

The services sector of the loan portfolio totaled $2.8 billion or 17% of total loans and consists of a large number of loans to a variety of businesses, including governmental, financial & insurance, religious and not-for-profit, educational and professional/technical services. Approximately $1.2 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At December 31, 2015, the outstanding principal balance of these loans totaled $3.4 billion. Approximately 83% of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 16% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes. The majority of commercial real estate loans are secured by properties within our geographic footprint, with the larger concentrations in Texas and Oklahoma, 30% and 13% at December 31, 2015. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $3.3 billion or 20% of the loan portfolio at December 31, 2015. The outstanding balance of commercial real estate loans increased $531 million over 2014, primarily due to growth in loans secured by office buildings, industrial facilities and retail facilities. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18% to 20% over the past five years. The commercial real estate segment of our loan portfolio distributed by collateral location follows in Table 16.

Table 16 – Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Other	Total
Retail	86,217	289,217	91,184	3,831	60,135	39,873	8,723	217,319	796,499
Multifamily	90,035	255,815	32,056	18,646	73,435	72,157	55,324	153,617	751,085
Office	96,444	174,054	58,644	1,862	29,455	48,727	69,215	159,306	637,707
Industrial	54,231	162,871	37,003	219	5,778	14,942	43,224	244,901	563,169
Residential construction and land development	21,747	36,843	16,366	5,686	40,024	529	6,093	33,138	160,426
Other commercial real estate	68,295	68,502	15,201	9,844	23,252	27,393	3,392	134,268	350,147
Total commercial real estate loans	$416,969	$987,302	$250,454	$40,088	$232,079	$203,621	$185,971	$942,549	$3,259,033

The Other category includes California with $129 million or 3.9% of total commercial real estate loans, Florida with $87 million or 2.7% of total commercial real estate loans, Mississippi with $83 million or 2.6% of total commercial real estate loans and Utah with $64 million or 2.0% of total commercial real estate loans. All other locations included in Other individually represent less than 2.0% of the total commercial real estate loan population.

Commercial real estate in Houston, Texas, our most energy exposed market, was $320 million or 2% of the loan portfolio at December 31, 2015. Approximately 51% of our commercial real estate exposure in Houston was retail, 19% to loans secured by industrial facilities, 9% to multifamily residential properties, 9% to office buildings, with the balance in secured by other commercial real estate. We have no office exposure in downtown Houston.

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

Residential mortgage loans totaled $1.9 billion, a $73 million or 4% decrease compared to December 31, 2014. In general, we sell the majority of our fixed rate loan originations that conform to U.S. government agency standards in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 98% of our residential mortgage portfolio is located within our geographic footprint.

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

At December 31, 2015, $197 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that are eligible to be repurchased. We may repurchase these loans when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them in the Consolidated Balance Sheets. Permanent residential mortgage loans guaranteed by U.S. government agencies decreased $9.0 million or 4% compared to December 31, 2014.

Home equity loans totaled $735 million at December 31, 2015, a $39 million or 5% decrease compared to December 31, 2014. Our home equity portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at December 31, 2015 by lien position and amortizing status follows in Table 17.

Table 17 – Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$40,012	$459,116	$499,128
Junior lien	82,948	152,544	235,492
Total home equity	$122,960	$611,660	$734,620

The distribution of residential mortgage and personal loans at December 31, 2015 is presented in Table 18. Residential mortgage loans are distributed by collateral location. Personal loans are generally distributed by borrower location.

Table 18 – Residential Mortgage and Personal Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$196,724	$389,713	$40,319	$15,376	$135,174	$93,580	$50,416	$24,034	$945,336
Permanent mortgages guaranteed by U.S. government agencies	63,794	24,065	66,054	5,160	7,853	1,496	12,855	15,660	196,937
Home equity	430,904	132,197	115,824	5,337	32,257	9,794	7,771	536	734,620
Total residential mortgage	$691,422	$545,975	$222,197	$25,873	$175,284	$104,870	$71,042	$40,230	$1,876,893

Personal	$250,017	$205,384	$11,597	$819	$23,501	$30,782	$26,931	$3,666	$552,697

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 19 – Loans Managed by Primary Geographical Market
(In thousands)

	December 31,
	2015	2014	2013	2012	2011
Bank of Oklahoma:
Commercial	$3,782,687	$3,142,689	$2,902,140	$3,089,686	$2,826,649
Commercial real estate	739,829	603,610	602,010	580,694	607,030
Residential mortgage	1,409,114	1,467,096	1,524,212	1,488,486	1,411,560
Personal	255,387	206,115	192,283	220,096	235,909
Total Bank of Oklahoma	6,187,017	5,419,510	5,220,645	5,378,962	5,081,148

Bank of Texas:
Commercial	3,908,425	3,549,128	3,052,274	2,726,925	2,249,888
Commercial real estate	1,204,202	1,027,817	816,574	771,796	830,642
Residential mortgage	219,126	235,948	260,544	275,408	268,053
Personal	203,496	154,363	131,297	116,252	126,570
Total Bank of Texas	5,535,249	4,967,256	4,260,689	3,890,381	3,475,153

Bank of Albuquerque:
Commercial	375,839	383,439	342,336	265,830	258,668
Commercial real estate	313,422	296,358	308,829	326,135	303,500
Residential mortgage	120,507	127,999	133,900	130,337	104,695
Personal	11,557	10,899	13,842	15,456	19,369
Total Bank of Albuquerque	821,325	818,695	798,907	737,758	686,232

Bank of Arkansas:
Commercial	92,359	95,510	81,556	62,049	76,199
Commercial real estate	69,320	88,301	78,264	90,821	136,170
Residential mortgage	8,169	7,261	7,922	13,046	15,772
Personal	819	5,169	8,023	15,421	35,911
Total Bank of Arkansas	170,667	196,241	175,765	181,337	264,052

Colorado State Bank & Trust:
Commercial	987,076	977,961	735,626	776,610	544,020
Commercial real estate	223,946	194,553	190,355	173,327	156,013
Residential mortgage	53,782	57,119	62,821	59,363	64,627
Personal	23,384	27,918	22,686	19,333	21,598
Total Colorado State Bank & Trust	1,288,188	1,257,551	1,011,488	1,028,633	786,258

Bank of Arizona:
Commercial	606,733	547,524	417,702	313,296	271,914
Commercial real estate	507,523	355,140	257,477	201,760	198,160
Residential mortgage	44,047	35,872	47,111	57,803	89,315
Personal	31,060	12,883	7,887	4,686	5,633
Total Bank of Arizona	1,189,363	951,419	730,177	577,545	565,022

Bank of Kansas City:
Commercial	499,412	399,419	411,587	407,516	327,732
Commercial real estate	200,791	162,371	161,844	84,466	59,788
Residential mortgage	22,148	18,217	15,516	20,597	20,505
Personal	26,994	17,358	5,646	4,261	3,853
Total Bank of Kansas City	749,345	597,365	594,593	516,840	411,878

Total BOK Financial loans	$15,941,154	$14,208,037	$12,792,264	$12,311,456	$11,269,743

Table 20 – Loan Maturity and Interest Rate Sensitivity at December 31, 2015
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$10,252,531	$745,356	$5,953,627	$3,553,548
Commercial real estate	3,259,033	296,768	1,932,993	1,029,272
Total	$13,511,564	$1,042,124	$7,886,620	$4,582,820
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$2,506,596	$8,435	$575,187	$1,922,974
Floating or adjustable interest rates	11,004,968	1,033,689	7,311,433	2,659,846
Total	$13,511,564	$1,042,124	$7,886,620	$4,582,820

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $8.5 billion and standby letters of credit which totaled $508 million at December 31, 2015. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $166 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at December 31, 2015.

Table 21 – Off-Balance Sheet Credit Commitments
(In thousands)

	December 31,
	2015	2014	2013	2012	2011
Loan commitments	$8,455,037	$8,328,416	$7,096,373	$6,636,587	$5,193,545
Standby letters of credit	507,988	447,599	444,248	466,477	534,565
Mortgage loans sold with recourse	155,489	179,822	191,299	226,922	289,021

As more fully described in Note 7 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. At December 31, 2015, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $155 million, down from $180 million at December 31, 2014. Substantially all of these loans are to borrowers in our primary markets including $102 million to borrowers in Oklahoma, $16 million to borrowers in Arkansas and $12 million to borrowers in New Mexico. At December 31, 2015, approximately 3% of these loans are nonperforming and 6% were past due 30 to 89 days. A separate accrual for credit risk of $4.6 million is available to absorb losses on these loans.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 7 to the Consolidated Financial Statements. For the period from 2010 through 2015, approximately 21% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $3.4 million at December 31, 2015.

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

A deterioration of the credit standing of one or more of the customers or counter-parties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This occurs if the credit standing of the customer or counterparty deteriorated such that either the fair value of underlying collateral no longer supports the contract or the customer or counterparty’s ability to provide margin collateral was impaired. Credit losses on customer derivatives reduce brokerage and trading revenue in the Consolidated Statement of Earnings.

Derivative contracts are carried at fair value. At December 31, 2015, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $611 million compared to $433 million at December 31, 2014. Derivative contracts carried as assets include foreign exchange contracts with fair values of $499 million, energy contracts with fair values of $60 million, interest rate swaps primarily sold to loan customers with fair values of $32 million, to-be-announced residential mortgage-backed securities with fair values of $15 million and equity option contracts with fair values of $3.8 million. Before consideration of cash margin paid to counterparties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $606 million.

At December 31, 2015, total derivative assets were reduced by $25 million of cash collateral received from counterparties and total derivative liabilities were reduced by $25 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2015 follows in Table 22.

Table 22 – Fair Value of Derivative Contracts
(In thousands)

Customers	$316,048
Banks and other financial institutions	231,609
Exchanges	38,530
Fair value of customer hedge asset derivative contracts, net	$586,187

The largest exposure to a single counterparty was to an exchange for energy derivative contracts which totaled $34 million at December 31, 2015.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $20.79 per barrel of oil would increase the fair value of derivative assets by $196 thousand. An increase in prices equivalent to $57.96 per barrel of oil would increase the fair value of derivative assets by $23 million. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $20 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2015, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. At December 31, 2015, the combined allowance for loan losses and accrual for off-balance sheet risk totaled $227 million or 1.43% of outstanding loans and 181% of nonaccruing loans, excluding loans guaranteed by U.S. Government agencies. The allowance for loan losses was $226 million and the accrual for off-balance sheet credit risk was $1.7 million. At December 31, 2014, the combined allowance for credit losses was $190 million or 1.34% of outstanding loans and 247% of nonaccruing loans, excluding loans guaranteed by U.S. Government agencies. The allowance for loan losses was $189 million and the accrual for off-balance sheet credit risk was $1.2 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge or credit to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, the Company determined that a $34.0 million provision for credit losses was necessary due to increased impairment and continued credit migration in our energy loan portfolio and continued growth of the loan portfolio. In addition, a single energy borrower reported steeper than expected production declines and higher lease operating expenses, leading to a $14 million impairment on the loan. No provision for credit losses was necessary for 2014.

Based on currently available information, our expectations for loan growth, historical credit factors by loan type and other qualitative and environmental factors, and including the results of our energy stress testing, discussed in more detail following, we estimate a loan loss provision range of $60 million to $80 million may be necessary to maintain an appropriate loan loss reserve in 2016.

Table 23 – Summary of Loan Loss Experience
(In thousands)

Year Ended December 31,
2015	2014	2013	2012	2011
Allowance for loan losses:
Beginning balance	$189,056	$185,396	$215,507	$253,481	$292,971
Loans charged off:
Commercial	(6,734)	(3,569)	(6,335)	(9,341)	(14,836)
Commercial real estate	(944)	(2,047)	(5,845)	(11,642)	(15,973)
Residential mortgage	(2,205)	(4,448)	(5,753)	(10,047)	(14,107)
Personal	(5,288)	(6,168)	(7,349)	(11,108)	(11,884)
Total	(15,171)	(16,232)	(25,282)	(42,138)	(56,800)
Recoveries of loans previously charged off:
Commercial	2,729	5,703	7,488	6,128	7,478
Commercial real estate	11,079	7,003	9,420	5,706	2,780
Residential mortgage	1,260	2,000	1,558	1,928	2,334
Personal	3,052	4,328	4,778	5,056	5,758
Total	18,120	19,034	23,244	18,818	18,350
Net loans recovered (charged off )	2,949	2,802	(2,038)	(23,320)	(38,450)
Provision for loan losses	33,519	858	(28,073)	(14,654)	(1,040)
Ending balance	$225,524	$189,056	$185,396	$215,507	$253,481
Accrual for off-balance sheet credit risk:
Beginning balance	$1,230	$2,088	$1,915	$9,261	$14,271
Provision for off-balance sheet credit risk	481	(858)	173	(7,346)	(5,010)
Ending balance	$1,711	$1,230	$2,088	$1,915	$9,261
Total combined provision for credit losses	$34,000	$—	$(27,900)	$(22,000)	$(6,050)
Allowance for loan losses to loans outstanding at period end	1.41%	1.33%	1.45%	1.75%	2.25%
Net charge-offs (recoveries) to average loans	(0.02)%	(0.02)%	0.02%	0.20%	0.35%
Total provision for credit losses to average loans	0.23%	—%	(0.23)%	(0.19)%	(0.06)%
Recoveries to gross charge-offs	119.44%	117.26%	91.94%	44.66%	32.31%
Allowance for loan losses as a multiple of net charge-offs	(76.47	)x	(67.47	)x	90.97	x	9.24	x	6.59	x
Accrual for off-balance sheet credit risk to off-balance sheet credit commitments	0.02%	0.01%	0.03%	0.03%	0.14%
Combined allowance for credit losses to loans outstanding at period-end	1.43%	1.34%	1.47%	1.77%	2.33%

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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreements. This includes all nonaccruing loans, all loans modified in trouble debt restructurings and all government guaranteed loans repurchased from GNMA pools. At December 31, 2015, impaired loans totaled $322 million, including $44 million with specific allowances of $16 million and $278 million with no specific allowances because the loan balances represent the amounts we expect to recover. At December 31, 2014, impaired loans totaled $283 million, including $1.2 million of impaired loans with specific allowances of $312 thousand and $282 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $179 million at December 31, 2015, compared to $161 million at December 31, 2014. The general allowance for the commercial loan portfolio segment increased by $23 million primarily due to loan growth and exposure to lower energy prices. The general allowance for the commercial real estate loan portfolio segment decreased $1.0 million over December 31, 2014. The general allowance for residential mortgage loans decreased $3.9 million. The general allowance for personal loans was largely unchanged compared to the prior year.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $30 million at December 31, 2015, compared to $28 million at December 31, 2014. The nonspecific allowance includes consideration of the indirect impact of falling energy prices on the broader economies within our geographical footprint that are highly dependent on the energy industry.

An allocation of the allowance for loan losses by loan category follows in Table 24.

Table 24 – Allowance for Loan Losses Allocation
(Dollars in thousands)

	December 31,
	2015		2014		2013		2012		2011
	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]
Loan category:
Commercial	$130,334	64.32%	$90,875	64.02%	$79,180	62.10%	$65,280	62.07%	$83,443	58.17%
Commercial real estate	41,391	20.44%	42,445	19.20%	41,573	18.88%	54,884	18.11%	67,034	20.33%
Residential mortgage	19,509	11.77%	23,458	13.72%	29,465	16.04%	41,703	16.61%	46,476	17.52%
Personal	4,164	3.47%	4,233	3.06%	6,965	2.98%	9,453	3.21%	10,178	3.98%
Nonspecific allowance	30,126		28,045		28,213		44,187		46,350
Total	$225,524	100.00%	$189,056	100.00%	$185,396	100.00%	$215,507	100.00%	$253,481	100.00%
1 Represents ratio of loan category balance to total loans.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ continued ability to comply with current repayment terms. The potential problem loans totaled $155 million at December 31, 2015. The current composition of potential problem loans by primary industry included energy - $130 million, services - $6.8 million, multifamily residential properties - $6.5 million and wholesale/retail - $6.4 million. Potential problem loans totaled $79 million at December 31, 2014.

Our performing loan totals include loans that management considers to be "other loans especially mentioned" based on regulatory guidelines. Other loans especially mentioned are in compliance with the original terms of the agreement, but may have a weakness that deserves management's close attention. Energy loans categorized as other loans especially mentioned totaled $326 million or 11% of outstanding energy loans at December 31, 2015 and $11 million or less than 1% of outstanding energy loans at December 31, 2014.

We updated our energy portfolio stress test at December 31, 2015 to determine how the energy portfolio will respond in a prolonged low-price environment. Stress test assumptions included a starting price of $1.80 per million BTUs for natural gas and $25 per barrel of oil, gradually escalating over five years to a maximum of $2.45 and $42, respectively. In this scenario, the energy portfolio exhibits a greater stress than the Company has experienced to date and losses are expected to exceed the Company's fifteen year historical loss rate on energy production loans of 8 basis points. The results of the stress test are factored into our expectation that the loan loss provision could range from $60 million to $80 million for 2016, which includes a significant increase in the loan loss provision for energy-related loans. The portion of the combined allowance for credit losses attributable to the energy portfolio totaled 2.89% of outstanding energy loans at December 31, 2015, compared to 1.28% of outstanding energy loans at December 31, 2014.

We have been advised that as banking regulators conduct 2016 shared national credit and targeted energy credit reviews, they will consider all of the borrowers' debts, including senior lien positions, junior lien positions and unsecured debt, in comparison to underlying collateral value whether or not we hold any of the borrower's junior lien or unsecured subordinated debt. This change in grading methodology may increase loans especially mentioned, potential problem loans and non-accruing loans in the first half of 2016. Because substantially all our energy loan portfolio is supported by senior lien positions that have lower loss exposure, the historical relationship between loan classification and loss exposure may become more difficult to evaluate.

Since December 31, energy prices have continued to decline. Closing spot prices for West Texas Intermediate crude oil fell from $37.04 per barrel at year end to a low of $26.21 per barrel on February 11, 2016. Our current loan loss provision forecast for 2016 considers energy price volatility. However, we will better understand the impact of lower prices on our customers during the spring semi-annual revaluation and results of the above mentioned reviews. The results of the revaluation and impact of grading methodology changes on our loan loss provision may exceed our current estimate.

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

BOK Financial had net recoveries of $2.9 million or (0.02)% of average loans for 2015 and $2.8 million or (0.02)% of average loans in 2014.

Net commercial loans charged off totaled $4.0 million. Net commercial real estate loan recoveries totaled $10.1 million. Net charge-offs on residential mortgage loans totaled $945 thousand for the year and net charge-offs of personal loans were $2.2 million.

Table 25 – Nonperforming Assets (In thousands)

	December 31,
	2015	2014	2013	2012	2011
Nonaccruing loans:
Commercial	$76,424	$13,527	$16,760	$24,467	$68,811
Commercial real estate	9,001	18,557	40,850	60,626	99,193
Residential mortgage	61,240	48,121	42,320	46,608	29,767
Personal	463	566	1,219	2,709	3,515
Total nonaccruing loans	147,128	80,771	101,149	134,410	201,286
Accruing renegotiated loans:
Guaranteed by U.S. government agencies	74,049	73,985	54,322	38,515	28,974
Other	—	—	—	—	3,919
Total accruing renegotiated loans	74,049	73,985	54,322	38,515	32,893
Total nonperforming loans	221,177	154,756	155,471	172,925	234,179
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies[1]	—	49,898	37,431	22,365	16,952
Other	30,731	51,963	54,841	81,426	105,801
Real estate and other repossessed assets	30,731	101,861	92,272	103,791	122,753
Total nonperforming assets	$251,908	$256,617	$247,743	$276,716	$356,932
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$155,959	$129,022	$155,213	$215,347	$311,006

Nonaccruing loans by loan class:
Commercial:
Energy	$61,189	$1,416	$1,860	$2,460	$336
Services	10,290	5,201	4,922	12,090	16,968
Healthcare	1,072	1,380	1,586	3,166	5,486
Wholesale/retail	2,919	4,149	6,969	3,077	21,180
Manufacturing	331	450	592	2,007	23,051
Other	623	931	831	1,667	1,790
Total commercial	76,424	13,527	16,760	24,467	68,811

Commercial real estate:
Retail	1,319	3,926	4,857	8,117	6,863
Multifamily	274	—	7	2,706	3,513
Office	651	3,420	6,391	6,829	11,457
Industrial	76	—	252	3,968	—
Residential construction and land development	4,409	5,299	17,377	26,131	61,874
Other commercial real estate	2,272	5,912	11,966	12,875	15,486
Total commercial real estate	9,001	18,557	40,850	60,626	99,193

Residential mortgage:
Permanent mortgage	28,984	34,845	34,279	39,863	25,366
Permanent mortgages guaranteed by U.S. government agencies	21,900	3,712	777	489	—
Home equity	10,356	9,564	7,264	6,256	4,401
Total residential mortgage	61,240	48,121	42,320	46,608	29,767
Personal	463	566	1,219	2,709	3,515
Total nonaccruing loans	$147,128	$80,771	$101,149	$134,410	$201,286

Table 25 – Nonperforming Assets (In thousands)

	December 31,
	2015	2014	2013	2012	2011
Nonaccruing loans as % of outstanding loan balance for class:
Nonaccruing loans by loan class:
Commercial:
Energy	1.98%	0.05%	0.08%	0.10%	0.02%
Services	0.37%	0.22%	0.22%	0.56%	0.96%
Healthcare	0.06%	0.09%	0.12%	0.29%	0.56%
Wholesale/retail	0.21%	0.29%	0.58%	0.28%	2.19%
Manufacturing	0.06%	0.08%	0.15%	0.58%	6.85%
Other	0.12%	0.22%	0.19%	0.35%	0.35%
Total commercial	0.75%	0.15%	0.21%	0.32%	1.05%

Commercial real estate:
Retail	0.17%	0.59%	0.83%	1.55%	1.35%
Multifamily	0.04%	—%	—%	0.67%	0.95%
Office	0.10%	0.82%	1.55%	1.60%	2.82%
Industrial	0.01%	—%	0.10%	1.61%	—%
Residential construction and land development	2.75%	3.69%	8.42%	10.32%	18.09%
Other commercial real estate	0.65%	1.60%	3.06%	3.42%	4.00%
Total commercial real estate	0.28%	0.68%	1.69%	2.72%	4.33%

Residential mortgage:
Permanent mortgage	3.07%	3.59%	3.23%	3.55%	2.19%
Permanent mortgages guaranteed by U.S. government agencies	11.12%	1.80%	0.43%	0.30%	—%
Home equity	1.41%	1.24%	0.90%	0.82%	0.70%
Total residential mortgage	3.26%	2.47%	2.06%	2.28%	1.51%
Personal	0.08%	0.13%	0.32%	0.68%	0.78%
Total nonaccruing loans	0.92%	0.57%	0.79%	1.09%	1.79%

Allowance for loan losses to nonaccruing loans[2]	180.09%	245.34%	184.71%	160.92%	125.93%
Accruing loans 90 days or more past due[2]	$1,207	$125	$1,415	$3,925	$2,496
Foregone interest on nonaccruing loans[3]	7,432	8,170	9,815	5,361	11,726

[1]
Approximately $50 million was reclassified from Real estate and other repossessed assets to Receivables on the balance sheet on January 1, 2015 with the adoption of Financial Accounting Standards Board Update No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure ("ASU 2014-14"). With the implementation of ASU 2014-14, upon foreclosure of loans for which the loan balance is expected to be recovered from the guarantee by a U.S. government agency, the loan balance is directly reclassified to other receivables without including such foreclosed assets in real estate and other repossessed assets.

[2]	Excludes residential mortgages guaranteed by agencies of the U.S. government.

[3]	Interest collected and recognized on nonaccruing loans was not significant in 2015 and previous years.

Nonperforming assets decreased $4.7 million during 2015 to $252 million or 1.58% of outstanding loans and repossessed assets at December 31, 2015. Nonaccruing loans totaled $147 million, accruing renegotiated residential mortgage loans totaled $74 million (all guaranteed by U.S. government agencies) and real estate and other repossessed assets totaled $31 million. All accruing renegotiated residential mortgage loans and $22 million of nonaccruing loans are guaranteed by U.S. government agencies. Permanent mortgage loans guaranteed by U.S. government agencies increased $18 million over the prior year as repurchased loans are reaching program limits on when further interest accruals must be discontinued. Excluding assets guaranteed by U.S. government agencies, nonperforming assets increased $27 million during the year to $156 million or 0.99% of outstanding non-guaranteed loans and repossessed assets. The increase was primarily due to an increase in nonaccruing energy loans, partially offset by a decrease in real estate and other repossessed assets. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

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

As of December 31, 2015, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. No unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. agency guidelines.

A rollforward of nonperforming assets for the year ended December 31, 2015 follows in Table 26.

Table 26 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2015
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2014	$80,771	$73,985	$101,861	$256,617
Additions	122,385	67,761	—	190,146
Net transfer to premises and equipment	—	—	(1,051)	(1,051)
Payments	(31,503)	(2,747)	—	(34,250)
Charge-offs	(15,171)	—	—	(15,171)
Net gains (losses) and write-downs	—	—	1,940	1,940
Foreclosure of nonaccruing loans	(13,643)	—	13,643	—
Foreclosure of loans guaranteed by U.S. government agencies	(4,601)	(8,263)	—	(12,864)
Proceeds from sales	—	(46,655)	(34,669)	(81,324)
Charitable contribution to BOKF Foundation	—	—	(796)	(796)
Transfer of foreclosed loans guaranteed by U.S. Government agencies to Receivables[1]	—	—	(49,898)	(49,898)
Net transfers to nonaccruing loans	10,489	(10,489)	—	—
Return to accrual status	(1,599)	—	—	(1,599)
Other, net	—	457	(299)	158
Balance, December 31, 2015	$147,128	$74,049	$30,731	$251,908

[1]
Approximately $50 million was reclassified from Real estate and other repossessed assets to Receivables on the balance sheet on January 1, 2015 with the adoption of Financial Accounting Standards Board Update No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure ("ASU 2014-14"). With the implementation of ASU 2014-14, upon foreclosure of loans for which the loan balance is expected to be recovered from the guarantee by a U.S. government agency, the loan balance is directly reclassified to other receivables without including such foreclosed assets in real estate and other repossessed assets.

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

Nonaccruing loans totaled $147 million or 0.92% of outstanding loans at December 31, 2015 compared to $81 million or 0.57% of outstanding loans at December 31, 2014. Nonaccruing loans increased $66 million from December 31, 2014. Newly identified nonaccruing loans totaled $122 million for 2015, partially offset by $32 million of payments, $15 million of charge-offs and $14 million of foreclosures.
Commercial

Nonaccruing commercial loans totaled $76 million or 0.75% of total commercial loans at December 31, 2015, compared to $14 million or 0.15% of total commercial loans at December 31, 2014. Nonaccruing commercial loans increased $63 million during 2015. Newly identified nonaccruing commercial loans totaled $79 million, offset by $8.7 million in payments, $6.7 million of charge-offs and $392 thousand of repossessions.

Nonaccruing commercial loans at December 31, 2015 were primarily composed of $61 million or 1.98% of total energy sector loans and $10 million or 0.37% of total services sector loans. Over half of nonaccruing energy loans was a single energy credit.

Commercial Real Estate

Nonaccruing commercial real estate loans were $9.0 million or 0.28% of outstanding commercial real estate loans at December 31, 2015, compared to $19 million or 0.68% of outstanding commercial real estate loans at December 31, 2014. The $10 million decrease was primarily due to $13 million of cash payments received, $4.1 million of foreclosures and $944 thousand of charge-offs, partially offset by $8.6 million of newly identified commercial real estate loans during the year.

Nonaccruing commercial real estate loans were composed of $4.4 million or 2.75% of total residential land development and construction loans, $2.3 million or 0.65% of total other commercial real estate loans and $1.3 million or 0.17% of loans secured by retail facilities.

Residential Mortgage and Personal

Nonaccruing residential mortgage loans totaled $61 million or 3.26% of outstanding residential mortgage loans at December 31, 2015, compared to $48 million or 2.47% of outstanding residential mortgage loans at December 31, 2014. Newly identified nonaccruing residential mortgage loans of $28 million were offset by $13 million of foreclosures, $9.5 million of cash payments and $2.2 million of loans charged off during the year. Nonaccruing residential mortgage loans primarily consisted of $29 million or 3.07% of non-guaranteed permanent residential mortgage loans and $22 million or 11.12% of permanent residential mortgage loans guaranteed by U.S. government agencies. Nonaccruing home equity loans totaled $10.4 million or 1.41% of total home equity loans.

Payments on accruing residential mortgage loans and personal loans may be delinquent. The composition of residential mortgage loans and personal loans past due but still accruing is included in the following Table 27. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due decreased $2.3 million to $6.4 million at December 31, 2015. Personal loans past due 30 to 89 days increased $146 thousand over December 31, 2014.

Table 27 – Residential Mortgage and Personal Loans Past Due
(In thousands)

	December 31, 2015		December 31, 2014
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$3,290	$46	$5,970
Home equity	20	3,095	77	2,723
Total residential mortgage	$20	$6,385	123	$8,693

Personal	$8	$693	$2	$547

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $31 million at December 31, 2015, a $71 million decrease from December 31, 2014. The distribution of real estate and other repossessed assets distributed primarily by collateral location is included in Table 28 following.

Table 28 – Real Estate and Other Repossessed Assets by Collateral Location as of December 31, 2015
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
Developed commercial real estate properties	$64	$988	$3,456	$—	$756	$221	$3,024	$1,950	$10,459
1-4 family residential properties	4,726	2,352	—	1,180	2,394	3,308	695	120	14,775
Undeveloped land	265	1,520	203	—	—	792	—	—	2,780
Residential land development properties	162	—	594	—	—	1,570	2	—	2,328
Vehicles	4	56	—	—	5	—	—	—	65
Other	—	—	—	—	—	324	—	—	324
Total real estate and other repossessed assets	$5,221	$4,916	$4,253	$1,180	$3,155	$6,215	$3,721	$2,070	$30,731

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.
Liquidity and Capital
Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for 2015, approximately 68% of our funding was provided by deposit accounts, 17% from borrowed funds, 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Table 29 - Average Deposits by Line of Business
(In thousands)

	Year Ended December 31,
	2015	2014
Commercial Banking	$8,775,048	$8,887,809
Consumer Banking	6,668,520	6,520,835
Wealth Management	4,573,853	4,391,434
Subtotal	20,017,421	19,800,078
Funds Management and other	915,825	615,080
Total	$20,933,246	$20,415,158

Average deposits for 2015 totaled $20.9 billion and represented approximately 68% of total liabilities and capital compared with $20.4 billion and 73% of total liabilities and capital for 2014. Average deposits increased $518 million over the prior year. Demand deposits increased $361 million and interest-bearing transaction deposit accounts were up $182 million. Time deposits decreased $57 million.

Average Commercial Banking deposit balances decreased $113 million compared to the prior year, due primarily to a $177 million decrease in interest-bearing transaction deposits, partially offset by an $88 million increase in demand deposit balances. Average balances attributed to our commercial & industrial loan customers increased $495 million or 13%. Average balances attributed to our healthcare customers grew by $82 million or 15% over the prior year. Small business banking customer average balances increased $118 million or 10%. Average balances attributed to our energy customers decreased $98 million or 6%. Average balances held by treasury services customers decreased $768 million or 57% compared to the prior year. Commercial customers continue to maintain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances.

Average Consumer Banking deposit balances increased $148 million from 2014. Demand deposit balances grew by $166 million and interest-bearing transaction account balances increased $124 million. Higher costing time deposit balances decreased $178 million. Average Wealth Management deposits increased $182 million over the prior year. Time deposit balances grew by $178 million and demand deposit balances grew by $106 million during 2015, offset by a $100 million decrease in interest-bearing transaction accounts.

The general trend of increased deposits over the past several years reflects modest growth in the overall economy and low short-term interest rates. If economic activity were to improve significantly or if short-term interest rates were to increase further, deposits may decline as customers deploy funds into projects or shift demand deposits into money market instruments.

Table 30 - Maturity of Domestic CDs and Public
Funds in Amounts of $100,000 or More
(In thousands)

	December 31,
	2015	2014
Months to maturity:
3 or less	$292,292	$225,410
Over 3 through 6	206,935	166,578
Over 6 through 12	268,894	375,032
Over 12	746,719	915,029
Total	$1,514,840	$1,682,049

Brokered deposits included in time deposits averaged $416 million for 2015 compared to $237 million for 2014. Brokered deposits included in time deposits totaled $358 million at December 31, 2015 and $334 million at December 31, 2014.

Average interest-bearing transaction accounts for 2015 included $577 million of brokered deposits compared to $298 million for 2014. Brokered deposits included in interest-bearing transaction accounts totaled $561 million at December 31, 2015 and $585 million at December 31, 2014.

The distribution of our period end deposit account balances among principal markets follows in Table 31.

Table 31 -- Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2015	2014	2013	2012	2011
Bank of Oklahoma:
Demand	$4,133,520	$3,828,819	$3,432,940	$4,207,263	$3,196,436
Interest-bearing:
Transaction	5,971,819	6,117,886	6,318,045	6,023,384	5,966,528
Savings	226,733	206,357	191,880	163,512	126,682
Time	1,202,274	1,301,194	1,214,507	1,267,854	1,444,332
Total interest-bearing	7,400,826	7,625,437	7,724,432	7,454,750	7,537,542
Total Bank of Oklahoma	11,534,346	11,454,256	11,157,372	11,662,013	10,733,978

Bank of Texas:
Demand	2,627,764	2,639,732	2,481,603	2,606,176	1,808,490
Interest-bearing:
Transaction	2,132,099	2,065,723	1,966,580	2,129,084	1,940,819
Savings	77,902	72,037	64,632	58,429	45,872
Time	549,740	547,316	638,465	762,233	867,664
Total interest-bearing	2,759,741	2,685,076	2,669,677	2,949,746	2,854,355
Total Bank of Texas	5,387,505	5,324,808	5,151,280	5,555,922	4,662,845

Bank of Albuquerque:
Demand	487,286	487,819	502,395	427,510	319,269
Interest-bearing:
Transaction	563,723	519,544	529,140	511,758	491,068
Savings	43,672	37,471	33,944	31,926	27,487
Time	267,821	295,798	327,281	364,928	410,722
Total interest-bearing	875,216	852,813	890,365	908,612	929,277
Total Bank of Albuquerque	1,362,502	1,340,632	1,392,760	1,336,122	1,248,546

Bank of Arkansas:
Demand	27,252	35,996	38,566	39,897	19,405
Interest-bearing:
Transaction	202,857	158,115	144,018	101,868	131,703
Savings	1,747	1,936	1,986	2,239	1,727
Time	24,983	28,520	32,949	42,573	61,329
Total interest-bearing	229,587	188,571	178,953	146,680	194,759
Total Bank of Arkansas	256,839	224,567	217,519	186,577	214,164

Table 31 -- Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2015	2014	2013	2012	2011
Colorado State Bank & Trust:
Demand	497,318	445,755	409,942	336,252	292,556
Interest-bearing:
Transaction	616,697	631,874	541,675	676,144	512,904
Savings	31,927	29,811	26,880	25,889	22,771
Time	296,224	353,998	407,088	472,305	523,969
Total interest-bearing	944,848	1,015,683	975,643	1,174,338	1,059,644
Total Colorado State Bank & Trust	1,442,166	1,461,438	1,385,585	1,510,590	1,352,200

Bank of Arizona:
Demand	326,324	369,115	204,092	161,093	106,741
Interest-bearing:
Transaction	358,556	347,214	364,736	360,276	104,961
Savings	2,893	2,545	2,432	1,978	1,192
Time	29,498	36,680	34,391	31,371	37,641
Total interest-bearing	390,947	386,439	401,559	393,625	143,794
Total Bank of Arizona	717,271	755,554	605,651	554,718	250,535

Bank of Kansas City:
Demand	197,424	259,121	246,739	260,095	56,888
Interest-bearing:
Transaction	153,203	273,999	69,857	85,524	206,473
Savings	1,378	1,274	1,252	771	626
Time	35,524	45,210	41,312	26,728	36,325
Total interest-bearing	190,105	320,483	112,421	113,023	243,424
Total Bank of Kansas City	387,529	579,604	359,160	373,118	300,312
Total BOK Financial deposits	$21,088,158	$21,140,859	$20,269,327	$21,179,060	$18,762,580

See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of wholesale federal funds purchased totaled $430 million at December 31, 2015. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $4.9 billion during 2015 and $1.9 billion during 2014.

At December 31, 2015, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $5.1 billion.

In 2007, the Bank issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75% through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69%. At December 31, 2015, $226 million of this subordinated debt remains outstanding.
In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss, is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. The remaining outstanding balance of $122 million matured on June 1, 2015.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Cash on hand at December 31, 2015 totaled $282 million. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2015, based on the most restrictive limitations as well as management’s internal capital policy, the subsidiary bank could declare up to $100 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the subsidiary bank could also affect its ability to pay dividends to the parent company. As discussed further in Note 6 to the consolidated financial statements, the holding company will pay $102.5 million in an all-cash deal for all outstanding shares of MBT Bancshares stock in 2016, subject to customary closing conditions, including regulatory approval, and potential adjustments.

The Company had a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks which matured on June 5, 2015 and was not renewed by us.

Our equity capital at December 31, 2015 was $3.2 billion, a decrease of $72 million from December 31, 2014. Net income less cash dividends paid increased equity $173 million during 2015. Accumulated other comprehensive income decreased $35 million during 2015 primarily related to the change in net unrealized gains and losses on available for sale securities. The Company also repurchased $230 million of our common stock during 2015 as described below. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 24, 2012, the Board of Directors authorized the Company to purchase up to two million shares of our common stock. The specific timing and amount of shares repurchased will vary based on market conditions, regulatory limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. The Company repurchased 1,760,504 shares during 2015 at the average price of $62.35 per share, completing this existing authorization. On October 27, 2015, the board of directors authorized the Company to purchase up to five million additional common shares, subject to market conditions, securities laws and other regulatory compliance limitations. The Company repurchased an additional 1,874,074 shares during 2015 under this new authorization at an average price of $63.91 per share.

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

The capital ratios for BOK Financial on a consolidated basis are presented in Table 32 following.

Table 32 – Capital Ratios

	Minimum Capital Requirement[1]	Capital Conservation Buffer[2]	Minimum Capital Requirement Including Capital Conservation Buffer

				December 31,
				2015	2014[3]
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.13%	N/A
Tier 1 capital	6.00%	2.50%	8.50%	12.13%	13.33%
Total capital	8.00%	2.50%	10.50%	13.30%	14.66%
Tier 1 Leverage	4.00%	N/A	4.00%	9.25%	9.96%

Average total equity to average assets				11.03%	11.47%
Tangible common equity ratio				9.02%	10.08%
Tier 1 common equity ratio				11.97%	13.17%

[1]	Effective January 1, 2015

[2]	Effective January 1, 2016
3 Calculated under then current capital rules
Capital resources of financial institutions are also regularly measured by the tangible common shareholders’ equity ratio. Tangible common shareholders’ equity is shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”), including unrealized gains and losses on available for sale securities, less intangible assets and equity which does not benefit common shareholders. Equity that does not benefit common shareholders includes preferred equity. This non-GAAP measure is a valuable indicator of a financial institution’s capital strength since it eliminates intangible assets from shareholders’ equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income in shareholders’ equity.

Table 33 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 33 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2015	2014
Tangible common equity ratio:
Total shareholders' equity	$3,230,556	$3,302,179
Less: Goodwill and intangible assets, net	429,370	412,156
Tangible common equity	2,801,186	2,890,023
Total assets	31,476,128	29,089,698
Less: Goodwill and intangible assets, net	429,370	412,156
Tangible assets	$31,046,758	$28,677,542
Tangible common equity ratio	9.02%	10.08%

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

Aggregate Contractual Obligations

BOK Financial has numerous contractual obligations in the normal course of business. These obligations include time deposits and other borrowed funds, premises used under various operating leases, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations. Table 34 following summarizes payments due per these contractual obligations at December 31, 2015.

Table 34 – Contractual Obligations as of December 31, 2015
(In thousands)

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Time deposits	$776,536	$560,239	$179,202	$354,496	$1,870,473
Other borrowings	724	1,614	2,168	15,056	19,562
Subordinated debentures	2,382	229,725	—	—	232,107
Operating lease obligations	23,995	39,164	27,423	56,426	147,008
Derivative contracts	568,934	9,497	1,525	1,745	581,701
Data processing services	17,232	26,267	8,783	1,265	53,547
Total	$1,389,803	$866,506	$219,101	$428,988	$2,904,398

Loan commitments	$8,455,037
Standby letters of credit	507,988
Mortgage loans sold with recourse	155,489
Alternative investment commitments	20,891
Unfunded third-party private equity commitments	4,866

Payments on time deposits, other borrowed funds and subordinated debentures include interest which has been calculated from rates at December 31, 2015. These obligations may have variable interest rates and actual payments will differ from the amounts shown on this table.

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

We also have obligations with respect to employee benefit plans. See Note 11 to the Consolidated Financial Statements for additional information about our employee benefit plans.

Data processing and communications contracts represent the minimum obligations under the contracts. Additional payments that are based on the volume of transactions processed are excluded.

Loan commitments represent legally binding obligations to provide financing to our customers. Some of these commitments are expected to expire before being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Approximately $1.4 billion of the loan commitments expire within one year.

The Company has funded $146 million and has commitments to fund an additional $21 million for various alternative investments. Alternative investments generally consist of limited partnership interests in or loans to entities that invest in low income housing or economic development projects, distressed assets, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments. Legally binding commitments to fund alternative investments are recognized as liabilities in the consolidated financial statements.

An indirect wholly-owned subsidiary of the Company is general partner of two private equity funds and has contingent obligations to make additional investments totaling $4.9 million as of December 31, 2015. These commitments, which are included in unfunded third-party private equity commitments, generally reflect customer investment obligations. We do not recognize contingent commitments to fund investments that are primarily customer obligations as liabilities in the consolidated financial statements.

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

The Asset/Liability Committee is responsible for managing market risk in accordance with policy guidelines established by the Board of Directors. The Committee monitors projected variation in net interest revenue, net interest income and economic value of equity due to specified changes in interest rates. The internal policy limit for net interest revenue variation is a maximum decline of 5% to an up or down 200 basis point change over twelve months. These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds and brokered deposits and establish minimum levels for unpledged assets, among other things. Compliance with these internal guidelines is reviewed monthly. Further, in 2015, the Asset/Liability Committee approved new market risk limits for fixed income trading, mortgage pipeline and mortgage servicing assets inclusive of economic hedge benefits. Each of these three desks must limit projected exposure from a 50 basis point change in interest rates.
Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve-month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates on the Company's performance across multiple interest rate scenarios. While the current internal policy limit for net interest revenue variation is a maximum decline of 5% due to a 200 basis point change in market interest rates over twelve months, the results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. We report the effect of a 50 basis point decrease in the interim.

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

 Table 35 – Interest Rate Sensitivity
(Dollar in thousands)

	200 bp Increase		50 bp Decrease
	2015	2014	2015	2014
Anticipated impact over the next twelve months on net interest revenue	$(7,576)	$(5,046)	$(22,501)	$(18,617)
	(0.97)%	(0.70)%	(2.87)%	(2.58)%

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

Management uses a Value at Risk (“VaR”) methodology to measure the market risk due to changes in interest rates inherent in its trading activities. VaR is calculated based upon historical simulations over the past five years using a variance/covariance matrix of interest rate changes, a 10 business day holding period and a 99% confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VaR to $7.3 million. There were no instances of VaR being exceeded during the years ended December 31, 2015 and 2014. At December 31, 2015, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VaR amounts for the years ended December 31, 2015, 2014, and 2013 are as follows in Table 36.

Table 36 –Value at Risk (VaR)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Average	$1,534	$1,987	$2,785
High	2,680	3,868	5,826
Low	754	479	261

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an assessment of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In establishing internal control over financial reporting, management assesses risk and designs controls to prevent or detect financial reporting misstatements that may be consequential to a reader. Management also assesses the impact of any internal control deficiencies and oversees efforts to improve internal control over financial reporting. Because of inherent limitations, it is possible that internal controls may not prevent or detect misstatements, and it is possible that internal controls may vary over time based on changing conditions. There have been no material changes in internal controls subsequent to December 31, 2015.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, Ernst & Young LLP, regarding management’s assessment of internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Their report, which expresses unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in this annual report.

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited the accompanying consolidated balance sheets of BOK Financial Corporation ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BOK Financial Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BOK Financial Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 29, 2016

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited BOK Financial Corporation’s ("the Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). BOK Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BOK Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 29, 2016

Consolidated Statements of Earnings

(In thousands, except share and per share data)	Year Ended December 31,
Interest revenue	2015	2014	2013
Loans	$529,683	$502,753	$498,600
Residential mortgage loans held for sale	13,602	10,143	8,505
Trading securities	2,240	1,945	1,962
Taxable securities	12,932	13,183	14,260
Tax-exempt securities	5,166	5,708	4,781
Total investment securities	18,098	18,891	19,041
Taxable securities	172,582	182,923	204,830
Tax-exempt securities	2,247	2,184	2,380
Total available for sale securities	174,829	185,107	207,210
Fair value option securities	9,264	3,611	3,907
Restricted equity securities	13,532	7,040	5,071
Interest-bearing cash and cash equivalents	5,580	2,749	1,075
Total interest revenue	766,828	732,239	745,371
Interest expense
Deposits	44,170	50,683	55,564
Borrowed funds	14,204	7,672	6,589
Subordinated debentures	5,100	8,690	8,741
Total interest expense	63,474	67,045	70,894
Net interest revenue	703,354	665,194	674,477
Provision for credit losses	34,000	—	(27,900)
Net interest revenue after provision for credit losses	669,354	665,194	702,377
Other operating revenue
Brokerage and trading revenue	129,556	134,437	125,478
Transaction card revenue	128,621	123,689	116,823
Fiduciary and asset management revenue	126,153	115,652	96,082
Deposit service charges and fees	90,431	90,911	95,110
Mortgage banking revenue	134,375	109,093	121,934
Bank-owned life insurance	9,304	9,086	10,155
Other revenue	40,579	38,451	38,262
Total fees and commissions	659,019	621,319	603,844
Gain on assets, net	5,702	2,953	4,875
Gain (loss) on derivatives, net	430	2,776	(4,367)
Gain (loss) on fair value option securities, net	(3,684)	10,189	(15,212)
Change in fair value of mortgage servicing rights	(4,853)	(16,445)	22,720
Gain on available for sale securities, net	12,058	1,539	10,720
Total other-than-temporary impairment losses	(2,443)	(373)	(2,574)
Portion of loss recognized in other comprehensive income	624	—	266
Net impairment losses recognized in earnings	(1,819)	(373)	(2,308)
Total other operating revenue	666,853	621,958	620,272
Other operating expense
Personnel	523,487	476,931	505,225
Business promotion	27,851	26,649	22,598
Charitable contributions to BOKF Foundation	796	4,267	2,062
Professional fees and services	40,123	44,440	32,552
Net occupancy and equipment	76,016	77,232	69,773
Insurance	20,375	18,578	16,122
Data processing and communications	122,383	115,225	105,967
Printing, postage and supplies	13,498	13,518	13,885
Net losses and operating expenses of repossessed assets	1,446	6,019	5,160
Amortization of intangible assets	4,359	3,965	3,428
Mortgage banking costs	38,997	31,705	31,196
Other expense	35,233	28,993	32,652
Total other operating expense	904,564	847,522	840,620
Net income before taxes	431,643	439,630	482,029
Federal and state income taxes	139,384	144,151	163,098
Net income	292,259	295,479	318,931
Net income attributable to non-controlling interests	3,694	3,044	2,322
Net income attributable to BOK Financial Corporation shareholders	$288,565	$292,435	$316,609
Earnings per share:
Basic	$4.22	$4.23	$4.61
Diluted	$4.21	$4.22	$4.59
Average shares used in computation:
Basic	67,594,689	68,394,194	67,988,897
Diluted	67,691,658	68,544,770	68,205,519
Dividends declared per share	$1.69	$1.62	$1.54
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31,
	2015	2014	2013
Net income	$292,259	$295,479	$318,931
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(46,803)	136,775	(275,945)
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(503)	(1,216)	(3,210)
Interest expense, Subordinated debentures	121	296	262
Net impairment losses recognized in earnings	1,819	373	2,308
Gain on available for sale securities, net	(12,058)	(1,539)	(10,720)
Other comprehensive income (loss), before income taxes	(57,424)	134,689	(287,305)
Federal and state income taxes	(22,338)	52,393	(111,762)
Other comprehensive income (loss), net of income taxes	(35,086)	82,296	(175,543)
Comprehensive income	257,173	377,775	143,388
Comprehensive income attributable to non-controlling interests	3,694	3,044	2,322
Comprehensive income attributable to BOK Financial Corp. shareholders	$253,479	$374,731	$141,066
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2015	2014

Assets
Cash and due from banks	$573,699	$550,576
Interest-bearing cash and cash equivalents	2,069,900	1,925,266
Trading securities	122,404	188,700
Investment securities (fair value: 2015 – $629,159; 2014 – $673,626)	597,836	652,360
Available for sale securities	9,042,733	8,978,945
Fair value option securities	444,217	311,597
Restricted equity securities	273,684	141,494
Residential mortgage loans held for sale	308,439	304,182
Loans	15,941,154	14,208,037
Allowance for loan losses	(225,524)	(189,056)
Loans, net of allowance	15,715,630	14,018,981
Premises and equipment, net	306,490	273,833
Receivables	163,480	132,408
Goodwill	385,461	377,780
Intangible assets, net	43,909	34,376
Mortgage servicing rights	218,605	171,976
Real estate and other repossessed assets, net of allowance (2015 – $12,622; 2014 – $22,937)	30,731	101,861
Derivative contracts	586,270	361,874
Cash surrender value of bank-owned life insurance	303,335	293,978
Receivable on unsettled securities sales	40,193	74,259
Other assets	249,112	195,252
Total assets	$31,476,128	$29,089,698

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$8,296,888	$8,066,357
Interest-bearing deposits:
Transaction	9,998,954	10,114,355
Savings	386,252	351,431
Time	2,406,064	2,608,716
Total deposits	21,088,158	21,140,859
Funds purchased	491,192	57,031
Repurchase agreements	722,444	1,187,489
Other borrowings	4,837,879	2,133,774
Subordinated debentures	226,350	347,983
Accrued interest, taxes and expense	119,584	120,211
Derivative contracts	581,701	354,554
Due on unsettled securities purchases	16,897	290,540
Other liabilities	124,284	121,051
Total liabilities	28,208,489	25,753,492
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2015 – 74,530,364; 2014 – 74,003,754)	4	4
Capital surplus	982,009	954,644
Retained earnings	2,704,121	2,530,837
Treasury stock (shares at cost: 2015 – 8,636,332; 2014 – 4,890,018)	(477,165)	(239,979)
Accumulated other comprehensive income	21,587	56,673
Total shareholders’ equity	3,230,556	3,302,179
Non-controlling interests	37,083	34,027
Total equity	3,267,639	3,336,206
Total liabilities and equity	$31,476,128	$29,089,698

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity

(In thousands)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2012	72,415	$4	$859,278	$2,137,541	4,088	$(188,883)	$149,920	$2,957,860	$35,821	$2,993,681
Net income	—	—	—	316,609	—	—	—	316,609	2,322	318,931
Other comprehensive loss	—	—	—	—	—	—	(175,543)	(175,543)	—	(175,543)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares for equity compensation, net	748	—	30,029	—	217	(13,463)	—	16,566	—	16,566
Tax effect from equity compensation, net	—	—	2,210	—	—	—	—	2,210	—	2,210
Share-based compensation	—	—	7,069	—	—	—	—	7,069	—	7,069
Cash dividends on common stock	—	—	—	(104,722)	—	—	—	(104,722)	—	(104,722)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(3,219)	(3,219)
Balance, December 31, 2013	73,163	4	898,586	2,349,428	4,305	(202,346)	(25,623)	3,020,049	34,924	3,054,973
Net income	—	—	—	292,435	—	—	—	292,435	3,044	295,479
Other comprehensive income	—	—	—	—	—	—	82,296	82,296	—	82,296
Repurchase of common stock	—	—	—	—	200	(12,337)	—	(12,337)	—	(12,337)
Issuance of shares for equity compensation, net	510	—	16,632	—	183	(12,160)	—	4,472	—	4,472
Tax effect from equity compensation, net	—	—	8,258	—	—	—	—	8,258	—	8,258
Share-based compensation	—	—	9,680	—	—	—	—	9,680	—	9,680
Issuance of shares in settlement of deferred compensation, net	331	—	21,488	—	202	(13,136)	—	8,352	—	8,352
Cash dividends on common stock	—	—	—	(111,026)	—	—	—	(111,026)	—	(111,026)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(3,941)	(3,941)
Balance, December 31, 2014	74,004	4	954,644	2,530,837	4,890	(239,979)	56,673	3,302,179	34,027	3,336,206
Net income	—	—	—	288,565	—	—	—	288,565	3,694	292,259
Other comprehensive income	—	—	—	—	—	—	(35,086)	(35,086)	—	(35,086)
Repurchase of common stock	—	—	—	—	3,634	(229,540)	—	(229,540)	—	(229,540)
Issuance of shares for equity compensation, net	526	—	14,357	—	112	(7,646)	—	6,711	—	6,711
Tax effect from equity compensation, net	—	—	925	—	—	—	—	925	—	925
Share-based compensation	—	—	12,083	—	—	—	—	12,083	—	12,083
Cash dividends on common stock	—	—	—	(115,281)	—	—	—	(115,281)	—	(115,281)
Sale of non-controlling interest	—	—	—		—	—	—	—	5,500	5,500
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(6,138)	(6,138)
Balance, December 31, 2015	74,530	$4	$982,009	$2,704,121	8,636	$(477,165)	$21,587	$3,230,556	$37,083	$3,267,639

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)

	Year Ended
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$292,259	$295,479	$318,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	34,000	—	(27,900)
Change in fair value of mortgage servicing rights	4,853	16,445	(22,720)
Unrealized losses (gains) from derivative contracts	964	(6,495)	16,256
Depreciation and amortization	65,982	56,032	53,261
Change in bank-owned life insurance	(9,304)	(9,086)	(10,155)
Tax effect from equity compensation, net	(925)	(8,258)	(2,210)
Share-based compensation	12,083	9,680	7,069
Net amortization of securities discounts and premiums	55,145	57,202	62,274
Net realized losses (gains) on financial instruments and other assets	(15,212)	(1,362)	(12,586)
Net gain on mortgage loans held for sale	(75,780)	(62,053)	(84,403)
Mortgage loans originated for sale	(6,372,956)	(4,484,394)	(4,081,390)
Proceeds from sale of mortgage loans held for sale	6,446,659	4,441,819	4,254,151
Capitalized mortgage servicing rights	(79,546)	(54,413)	(49,431)
Change in trading and fair value option securities	(69,298)	(243,265)	237,581
Change in receivables	(6,943)	(7,103)	(3,122)
Change in other assets	(20,244)	77,907	76,257
Change in accrued interest, taxes and expense	17,517	(115,772)	18,192
Change in other liabilities	15,756	1,007	(13,735)
Net cash provided by (used in) operating activities	295,010	(36,630)	736,320

Cash Flows From Investing Activities:
Proceeds from sales of available for sale securities	1,600,380	2,664,740	2,436,093
Proceeds from maturities or redemptions of investment securities	72,664	63,258	143,445
Proceeds from maturities or redemptions of available for sale securities	1,542,517	1,635,533	2,650,045
Purchases of investment securities	(25,132)	(44,723)	(326,815)
Purchases of available for sale securities	(3,300,601)	(3,045,077)	(4,287,146)
Change in amount receivable on unsettled securities sales	34,066	(57,085)	193,878
Loans originated, net of principal collected	(1,681,035)	(1,346,995)	(441,474)
Net payments on derivative asset contracts	(156,419)	(247,726)	59,390
Proceeds from disposition of assets	195,760	273,271	229,405
Acquisitions, net of cash acquired	(18,098)	(21,898)	(7,500)
Purchases of assets	(265,406)	(307,318)	(212,292)
Net cash provided by (used in) investing activities	(2,001,304)	(434,020)	437,029

Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	149,951	958,809	(637,734)
Net change in time deposits	(202,652)	(87,277)	(271,999)
Net change in other borrowed funds	2,547,688	511,776	(111,905)
Repayment of subordinated debentures	(121,810)	—	—
Change in amount due on unsettled security purchases	(273,643)	244,800	(251,713)
Issuance of common and treasury stock, net	6,711	4,472	16,566
Net change in derivative margin accounts	(43,226)	84,365	51,646
Net payments or proceeds on derivative liability contracts	149,428	257,439	(64,724)
Tax effect from equity compensation, net	925	8,258	2,210
Sale of non-controlling interests	5,500	—	—
Repurchase of common stock	(229,540)	(12,337)	—
Dividends paid	(115,281)	(111,026)	(104,722)
Net cash provided by (used in) financing activities	1,874,051	1,859,279	(1,372,375)
Net increase (decrease) in cash and cash equivalents	167,757	1,388,629	(199,026)
Cash and cash equivalents at beginning of period	$2,475,842	$1,087,213	$1,286,239
Cash and cash equivalents at end of period	$2,643,599	$2,475,842	$1,087,213

Consolidated Statements of Cash Flows (In thousands)

	Year Ended
	2015	2014	2013
Supplemental Cash Flow Information:
Cash paid for interest	$66,091	$65,721	$69,830
Cash paid for taxes	$101,991	$67,199	$132,176
Net loans and bank premises transferred to repossessed real estate and other assets	$12,592	$79,464	$86,868
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$123,383	$144,630	$127,572
Conveyance of other real estate owned guaranteed by U.S. government agencies	$110,505	$44,963	$43,901
Issuance of shares in settlement of accrued executive compensation	$—	$8,352	$—
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

If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount through the qualitative assessment, a quantitative Step 1 analysis is performed. The quantitative analysis compares the fair value of the reporting unit with its carrying value, including goodwill. The fair value of each reporting unit is estimated by the discounted future earnings method. Goodwill is considered impaired if the fair value of the reporting unit is less than the carrying value of the reporting unit, including goodwill. Impairment is measured through a detailed Step 2 assessment of the fair values for each asset and liability assigned to the reporting unit performed in a manner similar to a business combination.

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

Derivative instruments may be designated as cash flow hedges of variable rate assets or liabilities, or of anticipated transactions. Changes in the fair value of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods as the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings.

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

BOK Financial also enters into mortgage loan commitments that are considered derivative contracts that have not been designated as hedging instruments. Forward sales contracts are used to hedge these mortgage loan commitments as well as mortgage loans held for sale. Mortgage loan commitments are carried at fair value based upon quoted prices. Changes in fair value of mortgage loans held for sale are reported in Other Operating Revenue - Mortgage Banking Revenue.

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

When bilateral netting agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by derivative contract by counterparty basis.

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

Occasionally, loans, other than residential mortgage loans, may be held for sale in order to manage credit concentration. These loans are carried at the lower of cost or fair value with gains or losses recognized in gain (loss) on assets.

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

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk

The appropriateness of the allowance for loan losses and accrual for off-balance sheet credit risk (collectively "Allowance for Credit Losses") is assessed by management quarterly based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, including probable losses on outstanding loans and unused commitments to provide financing. A consistent well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company.

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances based on estimated loss rates by loan class and nonspecific allowances based on factors that affect more than one portfolio segment. There were no changes to the methodology for estimating general allowances during 2015 or 2014.

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are acquired in partial or total forgiveness of loans. These assets are carried at the lower of cost, which is determined by fair value at date of foreclosure less estimated disposal costs, or current fair value less estimated disposal costs. Decreases in fair value below cost are recognized as asset-specific valuation allowances which may be reversed when supported by future increases in fair value. Subsequent increases in fair value may be used to reduce the allowance but not below zero. Fair values of real estate are based on “as is” appraisals which are updated at least annually or more frequently for certain asset types or assets located in certain distressed markets. Fair values based on appraisals are generally considered to be based on significant other observable inputs. The Company also considers decreases in listing price and other relevant information in quarterly evaluations and reduces the carrying value of real estate and other repossessed assets when necessary. Fair values based on list prices and other relevant information are generally considered to be based on significant unobservable inputs. Additional costs incurred to complete real estate and other repossessed assets may increase the carrying value, up to current fair value based on “as completed” appraisals. The fair value of mineral rights included in repossessed assets are generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. The value of other repossessed assets is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions. Income generated by these assets is recognized as received. Operating expenses are recognized as incurred. Gains or losses on sales of real estate and other repossessed assets are based on the cash proceeds received less the cost basis of the asset, net of any valuation allowances. The estimated disposal costs of real estate and other repossessed assets are evaluated by the Company on an annual basis based on actual results.

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

Ongoing technology projects of significant size or length are reviewed at least annually for impairment.  The construction in progress account is reviewed for projects or components of projects that do not support the value of the asset being constructed.  Findings of obsolescence, duplicate effort or other conditions that do not support the recorded value are impaired, with the cost of the impaired components being charged to current-year earnings.

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

Share-Based Compensation Plans

BOK Financial awards stock options and non-vested common shares as compensation to certain officers. Compensation cost is generally fixed based on the grant date fair value of the award. The grant date fair value of stock options is based on the Black-Scholes option pricing model. Stock options generally have graded vesting over 7 years. Each tranche is considered a separate award for valuation and compensation cost recognition. Grant date fair value of non-vested shares is based on the current market value of BOK Financial common stock. Non-vested shares awarded prior to 2013 generally cliff vest in 5 years. Non-vested shares awarded since January 1, 2013 generally cliff vest in 3 years and are subject to a two year holding period after vesting. Shares awarded under the Executive Incentive Plan are subject to downward adjustment at the discretion of the Incentive Compensation Committee. Compensation cost of non-vested shares granted under the Executive Incentive Plan varies based on changes in the fair value of BOKF common shares.

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

Excess tax benefits from share-based payments recognized in capital surplus are determined by the excess of tax benefits recognized over the tax effect of compensation cost recognized. Dividends on non-vested shares that are not subject to forfeiture are charged to dividends paid.

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

Transaction card revenue includes merchant discount fees, electronic funds transfer network fees and check card fees. Merchant discount fees represent fees paid by customers for account management and electronic processing of transactions. Merchant discount fees are recognized at the time the customer's transactions are processed or other services are performed. The Company also maintains the TransFund electronic funds transfer network for the benefit of its members, which includes the Bank. Electronic funds transfer fees are recognized as electronic transactions processed on behalf of its members. Check card fees represent interchange fees paid by a merchant bank for transactions processed from cards issued by the Company. Check card fees are recognized when transactions are processed.

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

FASB Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16")

On November 3, 2014, the FASB issued ASU 2014-16 to eliminate the use of different methods and reduce diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument. The entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. For public business entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. Adoption of ASU 2014-16 is not expected to have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02")

On February 18, 2015, the FASB issued ASU 2015-02 to address concerns that current U.S. GAAP may require a reporting entity to consolidate another legal entity where the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. The amendments affect limited partnerships and similar legal entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. Adoption of ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07")

On May 1, 2015, the FASB issued ASU 2015-07 to gain consistency within the categorization of the fair value hierarchy. The update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The ASU is effective for the Company for interim and annual periods beginning January 1, 2016 and should be applied retrospectively to all periods presented. Early adoption is permitted. Adoption of ASU 2015-07 is not expected to have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01")

On January 5, 2016, the FASB issued ASU 2016-01 over the recognition and measurement of financial assets and liabilities. The update requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the exit price notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the fair value option has been elected, requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2017. Upon adoption, unrealized gains and losses from equity securities will be reclassified from other comprehensive income to retained earnings. As of December 31, 2015, the Company had $3.2 million of unrealized gains and losses from equity securities in other comprehensive income.

FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02")

On February 25, 2016, the FASB issued ASU 2016-02 to increase transparency and comparability by recognizing lease assets and liabilities on the balance and disclosing key information about leasing arrangements. The final guidance requires lessees to put most leases on their balance sheets and recognize expenses on their income statement, eliminates the current real estate-specific provisions, modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments is permitted. The Company is evaluating the impact the adoption of ASU 2016-02 will have on the Company's financial statements.
(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2015		December 31, 2014
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$61,295	$(71)	$85,092	$(62)
U.S. government agency residential mortgage-backed securities	10,989	17	31,199	269
Municipal and other tax-exempt securities	31,901	210	38,951	18
Other trading securities	18,219	(16)	33,458	(38)
Total trading securities	$122,404	$140	$188,700	$187

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2015
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt securities	$365,258	$365,258	$368,910	$3,935	$(283)
U.S. government agency residential mortgage-backed securities – Other	26,721	26,833	27,874	1,063	(22)
Other debt securities	205,745	205,745	232,375	26,689	(59)
Total investment securities	$597,724	$597,836	$629,159	$31,687	$(364)

[1]
Carrying value includes$112 thousand of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio in 2011.

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

[1]
Carrying value includes $615 thousand of net unrealized gain which remains in AOCI in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio in 2011.

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

The amortized cost and fair values of investment securities at December 31, 2015, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt securities:
Carrying value	$56,431	$257,290	$17,585	$33,952	$365,258	3.28
Fair value	56,505	258,212	17,748	36,445	368,910
Nominal yield¹	1.46%	1.85%	3.16%	5.77%	2.22%
Other debt securities:
Carrying value	$11,423	$43,383	$86,461	$64,478	$205,745	8.64
Fair value	11,594	46,662	98,535	75,584	232,375
Nominal yield	4.27%	4.57%	5.67%	5.96%	5.45%
Total fixed maturity securities:
Carrying value	$67,854	$300,673	$104,046	$98,430	$571,003	5.21
Fair value	68,099	304,874	116,283	112,029	601,285
Nominal yield	1.94%	2.24%	5.24%	5.89%	3.38%
Residential mortgage-backed securities:
Carrying value					$26,833	³
Fair value					27,874
Nominal yield[4]					2.75%
Total investment securities:
Carrying value					$597,836
Fair value					629,159
Nominal yield					3.35%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 4.1 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 31, 2015
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury securities	$1,000	$995	$—	$(5)	$—
Municipal and other tax-exempt securities	56,681	56,817	873	(737)	—
Residential mortgage-backed securities:
U.S. government agencies:
FNMA	3,156,214	3,187,215	41,502	(10,501)	—
FHLMC	1,940,915	1,949,335	14,727	(6,307)	—
GNMA	763,967	761,801	2,385	(4,551)	—
Other	—	—	—	—	—
Total U.S. government agencies	5,861,096	5,898,351	58,614	(21,359)	—
Private issue:
Alt-A loans	56,387	62,574	6,574	—	(387)
Jumbo-A loans	71,724	76,544	5,260	—	(440)
Total private issue	128,111	139,118	11,834	—	(827)
Total residential mortgage-backed securities	5,989,207	6,037,469	70,448	(21,359)	(827)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,919,044	2,905,796	5,396	(18,644)	—
Other debt securities	4,400	4,151	—	(249)	—
Perpetual preferred stock	17,171	19,672	2,501	—	—
Equity securities and mutual funds	17,121	17,833	752	(40)	—
Total available for sale securities	$9,004,624	$9,042,733	$79,970	$(41,034)	$(827)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2014
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury securities	$1,005	$1,005	$—	$—	$—
Municipal and other tax-exempt securities	63,018	63,557	1,280	(741)	—
Residential mortgage-backed securities:
U.S. government agencies:
FNMA	3,932,200	3,997,428	71,200	(5,972)	—
FHLMC	1,810,476	1,836,870	29,043	(2,649)	—
GNMA	801,820	807,443	8,240	(2,617)	—
Other	4,808	5,143	335	—	—
Total U.S. government agencies	6,549,304	6,646,884	108,818	(11,238)	—
Private issue:
Alt-A loans	65,582	71,952	6,677	—	(307)
Jumbo-A loans	88,778	94,005	5,584	—	(357)
Total private issue	154,360	165,957	12,261	—	(664)
Total residential mortgage-backed securities	6,703,664	6,812,841	121,079	(11,238)	(664)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,064,091	2,048,609	4,437	(19,919)	—
Other debt securities	9,438	9,212	26	(252)	—
Perpetual preferred stock	22,171	24,277	2,183	(77)	—
Equity securities and mutual funds	18,603	19,444	871	(30)	—
Total available for sale securities	$8,881,990	$8,978,945	$129,876	$(32,257)	$(664)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at December 31, 2015, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years[6]	Total	Weighted Average Maturity[5]
U.S. Treasury securities:
Amortized cost	$—	$1,000	$—	$—	$1,000	2.04
Fair value	—	995	—	—	995
Nominal yield	—%	0.87%	—%	—%	0.87%
Municipal and other tax-exempt securities:
Amortized cost	9,733	22,433	2,776	21,739	56,681	8.03
Fair value	9,779	22,982	2,832	21,224	56,817
Nominal yield¹	3.35%	4.38%	3.67%	2.01%	3.26%
Commercial mortgage-backed securities:
Amortized cost	—	822,161	1,756,875	340,008	2,919,044	7.39
Fair value	—	818,007	1,749,403	338,386	2,905,796
Nominal yield	—%	1.57%	2.08%	1.23%	1.84%
Other debt securities:
Amortized cost	—	—	—	4,400	4,400	31.66
Fair value	—	—	—	4,151	4,151
Nominal yield	—%	—%	—%	1.71%	1.71%
Total fixed maturity securities:
Amortized cost	$9,733	$845,594	$1,759,651	$366,147	$2,981,125	7.44
Fair value	9,779	841,984	1,752,235	363,761	2,967,759
Nominal yield	3.35%	1.65%	2.08%	1.28%	1.86%
Residential mortgage-backed securities:
Amortized cost					$5,989,207	[2]
Fair value					6,037,469
Nominal yield[4]					1.95%
Perpetual preferred stock. equity securities and mutual funds:
Amortized cost					$34,292	³
Fair value					37,505
Nominal yield					—%
Total available-for-sale securities:
Amortized cost					$9,004,624
Fair value					9,042,733
Nominal yield					1.91%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.8 years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Proceeds	$1,600,380	$2,664,740	2,436,093
Gross realized gains	15,849	24,923	25,711
Gross realized losses	(3,791)	(23,384)	(14,991)
Related federal and state income tax expense	4,691	599	4,170

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	December 31,
	2015	2014
Investment:
Carrying value	$231,033	$63,495
Fair value	234,382	65,855

Available for sale:
Amortized cost	6,831,743	5,855,220
Fair value	6,849,524	5,893,972

The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of December 31, 2015
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt securities	73	$127,319	$207	$13,380	$77	$140,699	$284
U.S. Agency residential mortgage-backed securities – Other	1	5,533	22	—	—	5,533	22
Other debt securities	11	1,082	41	1,715	18	2,797	59
Total investment securities	85	$133,934	$270	$15,095	$95	$149,029	$365

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Treasury	1	$995	$5	$—	$—	$995	$5
Municipal and other tax-exempt securities	20	$9,909	$27	$11,664	$710	$21,573	$737
Residential mortgage-backed securities:
U.S. government agencies:
FNMA	55	1,188,022	10,262	18,236	239	1,206,258	10,501
FHLMC	40	726,713	4,827	77,545	1,480	804,258	6,307
GNMA	15	364,919	1,951	102,109	2,600	467,028	4,551
Total U.S. agencies	110	2,279,654	17,040	197,890	4,319	2,477,544	21,359
Private issue[1]:
Alt-A loans	4	—	—	9,264	387	9,264	387
Jumbo-A loans	8	—	—	8,482	440	8,482	440
Total private issue	12	—	—	17,746	827	17,746	827
Total residential mortgage-backed securities	122	2,279,654	17,040	215,636	5,146	2,495,290	22,186
Commercial mortgage-backed securities guaranteed by U.S. government agencies	213	1,582,469	11,419	484,258	7,225	2,066,727	18,644
Other debt securities	2	—	—	4,151	249	4,151	249
Perpetual preferred stock	—	—	—	—	—	—	—
Equity securities and mutual funds	61	782	5	991	35	1,773	40
Total available for sale securities	419	$3,873,809	$28,496	$716,700	$13,365	$4,590,509	$41,861

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of December 31, 2014
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt securities	78	$112,677	$426	$60,076	$525	$172,753	$951
Other debt securities	84	31,274	637	761	20	32,035	657
Total investment securities	162	$143,951	$1,063	$60,837	$545	$204,788	$1,608

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt securities	22	$10,838	$12	$12,176	$729	$23,014	$741
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	24	257,854	547	454,394	5,425	712,248	5,972
FHLMC	16	62,950	37	310,834	2,612	373,784	2,649
GNMA	5	8,550	12	128,896	2,605	137,446	2,617
Total U.S. agencies	45	329,354	596	894,124	10,642	1,223,478	11,238
Private issue[1]:
Alt-A loans	4	11,277	307	—	—	11,277	307
Jumbo-A loans	8	—	—	10,020	357	10,020	357
Total private issue	12	11,277	307	10,020	357	21,297	664
Total residential mortgage-backed securities	57	340,631	903	904,144	10,999	1,244,775	11,902
Commercial mortgage-backed securities guaranteed by U.S. government agencies	104	223,106	454	1,238,376	19,465	1,461,482	19,919
Other debt securities	2	—	—	4,150	252	4,150	252
Perpetual preferred stock	2	2,898	77	—	—	2,898	77
Equity securities and mutual funds	68	—	—	1,205	30	1,205	30
Total available for sale securities	255	$577,473	$1,446	$2,160,051	$31,475	$2,737,524	$32,921

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of December 31, 2015, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at December 31, 2015.

At December 31, 2015, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt/GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$—	$—	$240,353	$241,217	$5,276	$5,293	$—	$—	$119,629	$122,400	$365,258	$368,910
U.S. government agency mortgage-backed securities -- Other	26,833	27,874	—	—	—	—	—	—	—	—	26,833	27,874
Other debt securities	—	—	151,442	175,460	—	—	—	—	54,303	56,915	205,745	232,375
Total investment securities	$26,833	$27,874	$391,795	$416,677	$5,276	$5,293	$—	$—	$173,932	$179,315	$597,836	$629,159

	U.S. Govt / GSE [1]		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$1,000	$995	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$995
Municipal and other tax-exempt	—	—	33,798	34,503	9,912	9,348	—	—	12,971	12,966	56,681	56,817
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,156,214	3,187,215	—	—	—	—	—	—	—	—	3,156,214	3,187,215
FHLMC	1,940,915	1,949,335	—	—	—	—	—	—	—	—	1,940,915	1,949,335
GNMA	763,967	761,801	—	—	—	—	—	—	—	—	763,967	761,801
Other	—	—	—	—	—	—	—	—	—	—	—	—
Total U.S. government agencies	5,861,096	5,898,351	—	—	—	—	—	—	—	—	5,861,096	5,898,351
Private issue:
Alt-A loans	—	—	—	—	—	—	56,387	62,574	—	—	56,387	62,574
Jumbo-A loans	—	—	—	—	—	—	71,724	76,544	—	—	71,724	76,544
Total private issue	—	—	—	—	—	—	128,111	139,118	—	—	128,111	139,118
Total residential mortgage-backed securities	5,861,096	5,898,351	—	—	—	—	128,111	139,118	—	—	5,989,207	6,037,469
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,919,044	2,905,796	—	—	—	—	—	—	—	—	2,919,044	2,905,796
Other debt securities	—	—	4,400	4,151	—	—	—	—	—	—	4,400	4,151
Perpetual preferred stock	—	—	—	—	6,406	7,429	10,765	12,243	—	—	17,171	19,672
Equity securities and mutual funds	—	—	4	478	—	—	—	—	17,117	17,355	17,121	17,833
Total available for sale securities	$8,781,140	$8,805,142	$38,202	$39,132	$16,318	$16,777	$138,876	$151,361	$30,088	$30,321	$9,004,624	$9,042,733

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At December 31, 2015, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade by at least one of the nationally-recognized rating agencies. The gross unrealized loss on these securities totaled $827 thousand. Ratings by the nationally-recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, changes in housing prices and estimated liquidation costs at foreclosure.

The primary assumptions used in this evaluation were:

December 31,
	2015	2014

Unemployment rate	Decreasing to 4.8% over the next 12 months and remain at 4.8% thereafter.	Held constant at 5.6% over the next 12 months and remain at 5.6% thereafter.
Housing price appreciation/depreciation
Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 3.5% over the next 12 months, then flat for the following 12 months and then appreciating at 2% per year thereafter.

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

The Company recognized $157 thousand credit loss impairment on private-label residential mortgage-backed securities in earnings during 2015. No credit loss impairment was recognized in earnings on private-label residential mortgage-backed securities in 2014 and $938 thousand was recognized in 2013.

The Company recognized a $1.4 million of credit loss impairment in 2013 on certain below investment grade municipal securities based on an assessment of the issuer's on-going financial difficulties and bankruptcy filing in 2011. These below investment grade municipal securities were subsequently redeemed by the issuer during 2013.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Year Ended
				December 31, 2015		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	14	$56,387	$62,574	4	$157	14	$36,284
Jumbo-A	30	71,724	76,544	—	—	29	18,220
Total	44	$128,111	$139,118	4	$157	43	$54,504

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Based on this evaluation, $1.7 million of other-than-temporary impairment losses were recorded in earnings on equity securities during 2015. All remaining impairment of equity securities was considered temporary at December 31, 2015 and December 31, 2014. A $373 thousand other-than-temporary impairment loss related to equity securities was recorded in earnings in 2014 and no impairment losses were recognized on equity securities in 2013.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$54,347	$67,346	$75,228
Additions for credit-related OTTI not previously recognized	—	—	618
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	157	—	320
Reductions for change in intent to hold before recovery	—	—	(3,589)
Sales	—	(12,999)	(5,231)
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$54,504	$54,347	$67,346
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

The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	December 31, 2015		December 31, 2014
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities	$444,217	$(2,060)	$311,597	$1,624

Restricted Equity Securities

Restricted equity securities include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares is restricted and they lack a market. A summary of restricted equity securities follows (in thousands):

	December 31,
	2015	2014
Federal Reserve Bank stock	$36,148	$35,018
Federal Home Loan Bank stock	237,365	106,476
Other	171	—
Total	$273,684	$141,494

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2015 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,583,052	$43,270	$(28,305)	$14,965	$—	$14,965
Interest rate swaps	1,332,044	31,744	—	31,744	(1,424)	30,320
Energy contracts	470,613	83,045	(22,970)	60,075	(18,606)	41,469
Agricultural contracts	61,662	2,591	(1,158)	1,433	—	1,433
Foreign exchange contracts	546,572	498,830	—	498,830	(4,140)	494,690
Equity option contracts	137,278	3,780	—	3,780	(470)	3,310
Total customer risk management programs	17,131,221	663,260	(52,433)	610,827	(24,640)	586,187
Interest rate risk management programs	22,000	83	—	83	—	83
Total derivative contracts	$17,153,221	$663,343	$(52,433)	$610,910	$(24,640)	$586,270

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,168,927	$40,141	$(28,305)	$11,836	$(1,308)	$10,528
Interest rate swaps	1,332,044	31,928	—	31,928	(20,530)	11,398
Energy contracts	463,703	81,869	(22,970)	58,899	—	58,899
Agricultural contracts	61,657	2,579	(1,158)	1,421	(1,248)	173
Foreign exchange contracts	546,405	498,574	—	498,574	(1,951)	496,623
Equity option contracts	137,278	3,780	—	3,780	—	3,780
Total customer risk management programs	16,710,014	658,871	(52,433)	606,438	(25,037)	581,401
Interest rate risk management programs	75,000	300	—	300	—	300
Total derivative contracts	$16,785,014	$659,171	$(52,433)	$606,738	$(25,037)	$581,701

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statement of Earnings (in thousands):

	Year Ended December 31,
	2015		2014		2013
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$33,877	$—	$27,007	$—	$29,614	$—
Interest rate swaps	2,066	—	2,494	—	2,991	—
Energy contracts	4,060	—	6,572	—	8,303	—
Agricultural contracts	123	—	146	—	357	—
Foreign exchange contracts	797	—	1,581	—	687	—
Equity option contracts	—	—	—	—	—	—
Total customer risk management programs	40,923	—	37,800	—	41,952	—
Interest rate risk management programs	(209)	430	—	2,776	—	(4,367)
Total derivative contracts	$40,714	$430	$37,800	$2,776	$41,952	$(4,367)

At December 31, 2015, BOK Financial had interest rate swaps with a notional value of $97 million used as part of the economic hedge of the change in the fair value of mortgage servicing rights.

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

None of these derivative contracts have been designated as hedging instruments.
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2015				December 31, 2014
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,850,548	$8,325,559	$76,424	$10,252,531	$1,736,976	$7,345,167	$13,527	$9,095,670
Commercial real estate	627,678	2,622,354	9,001	3,259,033	721,513	1,988,080	18,557	2,728,150
Residential mortgage	1,598,992	216,661	61,240	1,876,893	1,698,620	202,771	48,121	1,949,512
Personal	91,816	460,418	463	552,697	102,865	331,274	566	434,705
Total	$4,169,034	$11,624,992	$147,128	$15,941,154	$4,259,974	$9,867,292	$80,771	$14,208,037
Accruing loans past due (90 days)[1]				$1,207				$125
Foregone interest on nonaccrual loans				$7,432				$8,170

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government.

At December 31, 2015, loans to businesses and individuals with collateral primarily located in Texas totaled $5.3 billion or 33% of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.9 billion or 24% of our total loan portfolio. Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. At December 31, 2014, loans to businesses and individuals with collateral primarily located in Texas totaled $4.9 billion or 34% of the loan portfolio and loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.4 billion or 24% of the loan portfolio.

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

At December 31, 2015, commercial loans with collateral primarily located in Texas totaled $3.5 billion or 34% of the commercial loan portfolio segment and commercial loans with collateral primarily located in Oklahoma totaled $2.5 billion or 24% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $3.1 billion or 19% of total loans, including $2.5 billion of outstanding loans to energy producers. Approximately 62% of committed production loans were secured by properties primarily producing oil and 38% are secured by properties producing natural gas. The services loan class totaled $2.8 billion or 17% of total loans. Approximately $1.2 billion of loans in the services category consisted of loans with individual balances of less than $10 million. Businesses included in the services class include governmental, financial & insurance, religious and not-for-profit, educational and professional/technical services. The healthcare loan class totaled $1.9 billion or 12% of total loans. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

At December 31, 2014, commercial loans with collateral primarily located in Texas totaled $3.2 billion or 36% of the commercial loan portfolio segment and commercial loans with collateral primarily located in Oklahoma totaled $2.0 billion or 22% of the commercial loan portfolio segment. The energy loan class totaled $2.9 billion or 20% of total loans, including $2.5 billion of outstanding loans to energy producers. At December 31, 2014, approximately 59% of committed production loans were secured by properties primarily producing oil and 41% were secured by properties producing natural gas. The services loan class totaled $2.4 billion or 17% of total loans. Approximately $1.2 billion of loans in the services category consisted of loans with individual balances of less than $10 million. The healthcare loan class totaled $1.5 billion or 10% of total loans.

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

At December 31, 2015, 30% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 13% of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma. At December 31, 2014, 34% of commercial real estate loans were secured by properties in Texas, 16% of commercial real estate loans were secured by properties in Oklahoma.

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

At December 31, 2015 and 2014, residential mortgage loans included $197 million and $206 million, respectively, of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $735 million at December 31, 2015 and $774 million at December 31, 2014. At December 31, 2015, 68% of the home equity loan portfolio was comprised of first lien loans and 32% of the home equity portfolio was comprised of junior lien loans. Junior lien loans were distributed 65% to amortizing term loans and 35% to revolving lines of credit. At December 31, 2014, 69% of the home equity portfolio was comprised of first lien loans and 31% of the home equity loan portfolio was comprised of junior lien loans. Junior lien loans were distributed 71% to amortizing term loans and 29% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information.

At December 31, 2015, 37% of residential mortgage loans are secured by properties located in Oklahoma, 29% of residential mortgage loans are secured by properties located in Texas, 12% of residential mortgage are secured by properties located in New Mexico and 9% of residential mortgage are secured by properties located in Colorado. At December 31, 2014, 38% of residential mortgage loans were secured by properties in Oklahoma, 28% of residential mortgage were secured by properties in Texas 12% of residential mortgage loans are secured by properties in New Mexico and 10% of residential mortgage loans are secured by properties in Colorado.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2015, outstanding commitments totaled $8.5 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2015, outstanding standby letters of credit totaled $508 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2015, outstanding commercial letters of credit totaled $7.9 million.

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

The activity in the allowance for loan losses and the accrual for off-balance sheet credit risk related to loan commitments and standby letters of credit for the year ended December 31, 2015 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$90,875	$42,445	$23,458	$4,233	$28,045	$189,056
Provision for loan losses	43,464	(11,189)	(3,004)	2,167	2,081	33,519
Loans charged off	(6,734)	(944)	(2,205)	(5,288)	—	(15,171)
Recoveries	2,729	11,079	1,260	3,052	—	18,120
Ending balance	$130,334	$41,391	$19,509	$4,164	$30,126	$225,524

Accrual for off-balance sheet credit risk:
Beginning balance	$475	$707	$28	$20	$—	$1,230
Provision for off-balance sheet credit risk	1,031	(554)	2	2	—	481
Ending balance	$1,506	$153	$30	$22	$—	$1,711

Total provision for credit losses	$44,495	$(11,743)	$(3,002)	$2,169	$2,081	$34,000

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2015 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,176,107	$114,027	$76,424	$16,307	$10,252,531	$130,334
Commercial real estate	3,250,032	41,373	9,001	18	3,259,033	41,391
Residential mortgage	1,815,653	19,441	61,240	68	1,876,893	19,509
Personal	552,234	4,164	463	—	552,697	4,164
Total	15,794,026	179,005	147,128	16,393	15,941,154	195,398

Nonspecific allowance	—	—	—	—	—	30,126

Total	$15,794,026	$179,005	$147,128	$16,393	$15,941,154	$225,524

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at December 31, 2015 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,227,303	$129,426	$25,228	$908	$10,252,531	$130,334
Commercial real estate	3,259,033	41,391	—	—	3,259,033	41,391
Residential mortgage	196,701	2,883	1,680,192	16,626	1,876,893	19,509
Personal	467,955	1,390	84,742	2,774	552,697	4,164
Total	14,150,992	175,090	1,790,162	20,308	15,941,154	195,398

Nonspecific allowance	—	—	—	—	—	30,126

Total	$14,150,992	$175,090	$1,790,162	$20,308	$15,941,154	$225,524

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

The following table summarizes the Company’s loan portfolio at December 31, 2015 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccruing	Performing	Nonaccruing	Total
Commercial:
Energy	$2,906,357	$129,782	$61,189	$—	$—	$3,097,328
Services	2,767,225	6,761	10,290	—	—	2,784,276
Healthcare	1,882,308	—	1,072	—	—	1,883,380
Wholesale/retail	1,412,780	6,365	2,919	—	—	1,422,064
Manufacturing	554,526	1,872	331	—	—	556,729
Other commercial and industrial	483,030	—	496	25,101	127	508,754
Total commercial	10,006,226	144,780	76,297	25,101	127	10,252,531

Commercial real estate:
Retail	794,754	426	1,319	—	—	796,499
Multifamily	744,299	6,512	274	—	—	751,085
Office	636,501	555	651	—	—	637,707
Industrial	563,093	—	76	—	—	563,169
Residential construction and land development	155,724	293	4,409	—	—	160,426
Other commercial real estate	347,864	11	2,272	—	—	350,147
Total commercial real estate	3,242,235	7,797	9,001	—	—	3,259,033

Residential mortgage:
Permanent mortgage	192,456	1,932	2,313	721,964	26,671	945,336
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	175,037	21,900	196,937
Home equity	—	—	—	724,264	10,356	734,620
Total residential mortgage	192,456	1,932	2,313	1,621,265	58,927	1,876,893

Personal	467,811	14	130	84,409	333	552,697

Total	$13,908,728	$154,523	$87,741	$1,730,775	$59,387	$15,941,154

The following table summarizes the Company’s loan portfolio at December 31, 2014 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccruing	Performing	Nonaccruing	Total
Commercial:
Energy	$2,843,093	$15,919	$1,416	$—	$—	$2,860,428
Services	2,371,189	15,140	5,201	—	—	2,391,530
Healthcare	1,449,024	4,565	1,380	—	—	1,454,969
Wholesale/retail	1,427,725	8,141	4,149	—	—	1,440,015
Manufacturing	527,951	4,193	450	—	—	532,594
Other commercial and industrial	389,378	3,293	823	22,532	108	416,134
Total commercial	9,008,360	51,251	13,419	22,532	108	9,095,670

Commercial real estate:
Retail	662,335	628	3,926	—	—	666,889
Multifamily	691,053	13,245	—	—	—	704,298
Office	411,548	576	3,420	—	—	415,544
Industrial	428,817	—	—	—	—	428,817
Residential construction and land development	127,437	10,855	5,299	—	—	143,591
Other commercial real estate	362,375	724	5,912	—	—	369,011
Total commercial real estate	2,683,565	26,028	18,557	—	—	2,728,150

Residential mortgage:
Permanent mortgage	187,520	1,773	3,010	745,813	31,835	969,951
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	202,238	3,712	205,950
Home equity	—	—	—	764,047	9,564	773,611
Total residential mortgage	187,520	1,773	3,010	1,712,098	45,111	1,949,512

Personal	343,041	19	167	91,079	399	434,705

Total	$12,222,486	$79,071	$35,153	$1,825,709	$45,618	$14,208,037

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a troubled debt restructuring and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of December 31, 2015					Year Ended
		Recorded Investment				December 31, 2015
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$63,910	$61,189	$18,330	$42,859	$16,115	$31,303	$—
Services	13,449	10,290	9,657	633	148	7,746	—
Healthcare	1,352	1,072	931	141	35	1,226	—
Wholesale/retail	8,582	2,919	2,907	12	9	3,534	—
Manufacturing	665	331	331	—	—	391	—
Other commercial and industrial	8,304	623	623	—	—	777	—
Total commercial	96,262	76,424	32,779	43,645	16,307	44,977	—

Commercial real estate:
Retail	1,923	1,319	1,319	—	—	2,622	—
Multifamily	1,192	274	274	—	—	137	—
Office	937	651	651	—	—	2,035	—
Industrial	76	76	76	—	—	38	—
Residential construction and land development	8,963	4,409	4,409	—	—	4,854	—
Other commercial real estate	8,363	2,272	2,113	159	18	4,092	—
Total commercial real estate	21,454	9,001	8,842	159	18	13,778	—

Residential mortgage:
Permanent mortgage	37,273	28,984	28,868	116	68	31,914	1,242
Permanent mortgage guaranteed by U.S. government agencies[1]	202,984	196,937	196,937	—	—	196,827	7,814
Home equity	10,988	10,356	10,356	—	—	9,960	—
Total residential mortgage	251,245	236,277	236,161	116	68	238,701	9,056

Personal	489	463	463	—	—	515	—

Total	$369,450	$322,165	$278,245	$43,920	$16,393	$297,971	$9,056

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2015, $22 million of these loans are nonaccruing and $175 million are accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, have been recovered.

	As of December 31, 2014					Year Ended
		Recorded Investment				December 31, 2014
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,444	$1,416	$1,416	$—	$—	$1,638	$—
Services	8,068	5,201	4,487	714	157	5,061	—
Healthcare	2,432	1,380	1,380	—	—	1,483	—
Wholesale/retail	9,457	4,149	4,117	32	9	5,559	—
Manufacturing	737	450	450	—	—	521	—
Other commercial and industrial	8,604	931	931	—	—	881	—
Total commercial	30,742	13,527	12,781	746	166	15,143	—

Commercial real estate:
Retail	5,406	3,926	3,926	—	—	4,392	—
Multifamily	—	—	—	—	—	3	—
Office	5,959	3,420	3,420	—	—	4,905	—
Industrial	—	—	—	—	—	126	—
Residential construction and land development	10,071	5,299	5,192	107	23	11,338	—
Other commercial real estate	11,954	5,912	5,739	173	18	8,939	—
Total commercial real estate	33,390	18,557	18,277	280	41	29,703	—

Residential mortgage:
Permanent mortgage	43,463	34,845	34,675	170	105	34,561	1,418
Permanent mortgage guaranteed by U.S. government agencies[1]	212,684	205,950	205,950	—	—	194,017	8,342
Home equity	9,767	9,564	9,564	—	—	8,414	—
Total residential mortgage	265,914	250,359	250,189	170	105	236,992	9,760

Personal	584	566	566	—	—	893	—

Total	$330,630	$283,009	$281,813	$1,196	$312	$282,731	$9,760

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2014, $3.7 million of these loans are nonaccruing and $202 million are accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of December 31, 2015 is as follows (in thousands):

	As of December 31, 2015
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged-Off During the Year Ended December 31, 2015
Nonaccruing TDRs:
Commercial:
Energy	$2,304	$2,304	$—	$—	$928
Services	9,027	8,210	817	148	—
Healthcare	673	673	—	—	—
Wholesale/retail	2,758	2,706	52	9	—
Manufacturing	282	282	—	—	—
Other commercial and industrial	621	89	532	—	—
Total commercial	15,665	14,264	1,401	157	928

Commercial real estate:
Retail	1,319	942	377	—	—
Multifamily	—	—	—	—	—
Office	165	165	—	—	—
Industrial	—	—	—	—	—
Residential construction and land development	2,328	1,556	772	—	—
Other commercial real estate	920	478	442	—	—
Total commercial real estate	4,732	3,141	1,591	—	—

Residential mortgage:
Permanent mortgage	16,618	9,043	7,575	68	192
Permanent mortgage guaranteed by U.S. government agencies	11,136	139	10,997	—	—
Home equity	5,159	4,218	941	—	80
Total residential mortgage	32,913	13,400	19,513	68	272

Personal	324	297	27	—	11

Total nonaccruing TDRs	53,634	31,102	22,532	225	1,211

Accruing TDRs:
Residential mortgage:
Permanent mortgages guaranteed by U.S. government agencies	74,050	23,029	51,021	—	—
Total residential mortgage	74,050	23,029	51,021	—	—

Total accruing TDRs	74,050	23,029	51,021	—	—

Total TDRs	$127,684	$54,131	$73,553	$225	$1,211

A summary of troubled debt restructurings by accruing status as of December 31, 2014 is as follows (in thousands):

	As of December 31, 2014
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged-off During the Year Ended December 31, 2014
Nonaccruing TDRs:
Commercial:
Energy	$—	$—	$—	$—	$—
Services	1,666	706	960	148	—
Healthcare	—	—	—	—	—
Wholesale/retail	3,381	3,284	97	9	—
Manufacturing	340	340	—	—	3,000
Other commercial and industrial	674	93	581	—	—
Total commercial	6,061	4,423	1,638	157	3,000

Commercial real estate:
Retail	3,600	2,432	1,168	—	—
Multifamily	—	—	—	—	—
Office	2,324	—	2,324	—	—
Industrial	—	—	—	—	—
Residential construction and land development	3,140	641	2,499	23	1,597
Other commercial real estate	1,647	1,647	—	—	—
Total commercial real estate	10,711	4,720	5,991	23	1,597

Residential mortgage:
Permanent mortgage	16,393	11,134	5,259	105	262
Permanent mortgage guaranteed by U.S. government agencies	1,597	179	1,418	—	—
Home equity	5,184	3,736	1,448	—	247
Total residential mortgage	23,174	15,049	8,125	105	509

Personal	419	253	166	—	1

Total nonaccuring TDRs	40,365	24,445	15,920	285	5,107

Accruing TDRs:
Residential mortgage:
Permanent mortgages guaranteed by U.S. government agencies	73,985	17,274	56,711	—	—
Total residential mortgage	73,985	17,274	56,711	—	—

Total accruing TDRs	73,985	17,274	56,711	—	—

Total TDRs	$114,350	$41,719	$72,631	$285	$5,107

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following table details the recorded balance of loans at December 31, 2015 by class that were restructured during the year ended December 31, 2015 by primary type of concession (in thousands):

	Year Ended December 31, 2015
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$2,304	$2,304	$2,304
Services	—	—	—	—	—	7,577	7,577	7,577
Healthcare	—	—	—	673	—	—	673	673
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	57	57	57
Total commercial	—	—	—	673	—	9,938	10,611	10,611

Commercial real estate:
Retail	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Residential construction and land development	—	—	—	—	329	—	329	329
Other commercial real estate	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	329	—	329	329

Residential mortgage:
Permanent mortgage	—	—	—	—	3,004	1,051	4,055	4,055
Permanent mortgage guaranteed by U.S. government agencies	17,717	10,384	28,101	—	1,264	1,837	3,101	31,202
Home equity	—	—	—	57	181	1,870	2,108	2,108
Total residential mortgage	17,717	10,384	28,101	57	4,449	4,758	9,264	37,365

Personal	—	—	—	—	—	115	115	115

Total	$17,717	$10,384	$28,101	$730	$4,778	$14,811	$20,319	$48,420

The following table details the recorded balance of loans by class that were restructured during the year ended December 31, 2014 by primary type of concession (in thousands):

	Year Ended December 31, 2014
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	3,261	—	3,261	3,261
Manufacturing	—	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	396	81	477	477
Total commercial	—	—	—	—	3,657	81	3,738	3,738

Commercial real estate:
Retail	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Residential construction and land development	—	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	—	586	3,538	4,124	4,124
Permanent mortgage guaranteed by U.S. government agencies	15,386	17,293	32,679	—	—	1,059	1,059	33,738
Home equity	—	—	—	—	—	2,534	2,534	2,534
Total residential mortgage	15,386	17,293	32,679	—	586	7,131	7,717	40,396

Personal	—	—	—	—	—	76	76	76

Total	$15,386	$17,293	$32,679	$—	$4,243	$7,288	$11,531	$44,210

The following table summarizes, by loan class, the recorded investment at December 31, 2015 and 2014, respectively of loans modified as TDRs within the previous 12 months and for which there was a payment default during the years ended December 31, 2015 and 2014, respectively (in thousands):

	Year Ended
	December 31, 2015			December 31, 2014
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Other commercial and industrial	—	38	38	—	13	13
Total commercial	—	38	38	—	13	13

Commercial real estate:
Retail	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Office	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Residential construction and land development	—	329	329	—	—	—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	—	329	329	—	—	—

Residential mortgage:
Permanent mortgage	—	3,034	3,034	—	2,836	2,836
Permanent mortgage guaranteed by U.S. government agencies	27,223	3,101	30,324	29,585	1,047	30,632
Home equity	—	524	524	—	1,101	1,101
Total residential mortgage	27,223	6,659	33,882	29,585	4,984	34,569

Personal	—	13	13	—	25	25

Total	$27,223	$7,039	$34,262	$29,585	$5,022	$34,607

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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2015 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$3,033,504	$2,635	$—	$61,189	$3,097,328
Services	2,769,895	4,091	—	10,290	2,784,276
Healthcare	1,879,873	2,435	—	1,072	1,883,380
Wholesale/retail	1,418,396	49	700	2,919	1,422,064
Manufacturing	556,398	—	—	331	556,729
Other commercial and industrial	507,929	100	102	623	508,754
Total commercial	10,165,995	9,310	802	76,424	10,252,531

Commercial real estate:
Retail	795,180	—	—	1,319	796,499
Multifamily	742,697	8,114	—	274	751,085
Office	637,056	—	—	651	637,707
Industrial	563,093	—	—	76	563,169
Residential construction and land development	156,017	—	—	4,409	160,426
Other commercial real estate	347,498	—	377	2,272	350,147
Total commercial real estate	3,241,541	8,114	377	9,001	3,259,033

Residential mortgage:
Permanent mortgage	913,062	3,290	—	28,984	945,336
Permanent mortgages guaranteed by U.S. government agencies	33,653	30,383	111,001	21,900	196,937
Home equity	721,149	3,095	20	10,356	734,620
Total residential mortgage	1,667,864	36,768	111,021	61,240	1,876,893

Personal	551,533	693	8	463	552,697

Total	$15,626,933	$54,885	$112,208	$147,128	$15,941,154

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2014 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,857,082	$1,930	$—	$1,416	$2,860,428
Services	2,385,193	1,136	—	5,201	2,391,530
Healthcare	1,453,409	180	—	1,380	1,454,969
Wholesale/retail	1,435,866	—	—	4,149	1,440,015
Manufacturing	532,144	—	—	450	532,594
Other commercial and industrial	415,030	173	—	931	416,134
Total commercial	9,078,724	3,419	—	13,527	9,095,670

Commercial real estate:
Retail	662,963	—	—	3,926	666,889
Multifamily	704,298	—	—	—	704,298
Office	412,124	—	—	3,420	415,544
Industrial	428,817	—	—	—	428,817
Residential construction and land development	133,642	4,650	—	5,299	143,591
Other commercial real estate	362,529	570	—	5,912	369,011
Total commercial real estate	2,704,373	5,220	—	18,557	2,728,150

Residential mortgage:
Permanent mortgage	929,090	5,970	46	34,845	969,951
Permanent mortgages guaranteed by U.S. government agencies	26,691	23,558	151,989	3,712	205,950
Home equity	761,247	2,723	77	9,564	773,611
Total residential mortgage	1,717,028	32,251	152,112	48,121	1,949,512

Personal	433,590	547	2	566	434,705

Total	$13,933,715	$41,437	$152,114	$80,771	$14,208,037

(5) Premises and Equipment

Premises and equipment at December 31 are summarized as follows (in thousands):

	December 31,
	2015	2014
Land	$72,612	$71,371
Buildings and improvements	225,181	225,008
Software	142,476	120,010
Furniture and equipment	194,715	179,513
Construction in progress	39,886	21,805
Subtotal	674,870	617,707
Less accumulated depreciation	368,380	343,874
Total	$306,490	$273,833

Depreciation expense of premises and equipment was $34 million, $33 million and $30 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(6) Goodwill and Intangible Assets

On May 4, 2015, the Company acquired a majority voting interest in Heartland Food Products, LLC, a Kansas-based food product and restaurant equipment company. The cash purchase price for this acquisition was $18 million. The preliminary purchase price allocation included $14 million of identifiable intangible assets and $7.7 million of goodwill.

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

On December 8, 2015, the Company announced the signing of a definitive purchase agreement with MBT Bancshares (“MBT”). MBT is headquartered in Kansas City, Mo. and is the parent company of Missouri Bank and Trust of Kansas City (“mobank”). mobank operates four banking branches in the Kansas City, Mo. area. At December 31, 2015, mobank has total assets of $655 million, total loans of $463 million, and total deposits of $611 million. Under terms of the definitive agreement, BOK Financial will pay $102.5 million in an all-cash deal for all outstanding shares of MBT stock, subject to certain conditions and potential adjustments. The transaction has been approved by the boards of directors of both companies and is expected to close in the third quarter of 2016, subject to customary closing conditions, including regulatory approval, and potential adjustments.

On January 5, 2016, the Company announced that it had entered into an asset purchase agreement with Weaver and Tidwell Financial Advisors LTD d/b/a Weaver Wealth Management, a registered investment advisor. The agreement includes hiring Weaver Wealth Management’s team and transitioning its wealth management clients to The Milestone Group, a wholly owned subsidiary of BOK Financial. Completion of the transaction is expected during the first quarter of 2016, upon regulatory approval. The acquisition will increase BOK Financial’s assets under management and administration by approximately $340 million in Texas.

On January 14, 2016, the Company signed an asset purchase agreement with E-Spectrum Advisors, a boutique energy investment banking firm based in Dallas that offers a broad range of oil and natural gas property sales and strategic advisory services.

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	Dec. 31,
	2015	2014
Core deposit premiums	$33,749	$33,749
Less accumulated amortization	33,481	33,088
Net core deposit premiums	268	661

Other identifiable intangible assets	63,689	50,288
Less accumulated amortization	20,048	16,573
Net other identifiable intangible assets	43,641	33,715

Total intangible assets, net	$43,909	$34,376

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2016	$247	$3,967	$4,214
2017	21	3,735	3,756
2018	—	3,078	3,078
2019	—	2,816	2,816
2020	—	2,816	2,816
Thereafter	—	27,229	27,229
	$268	$43,641	$43,909

The changes in the carrying value of goodwill by operating segment for the year ended December 31, 2015 are as follows (in thousands):

	Commercial	Consumer	Wealth Management	Total
Balance, December 31, 2013
Goodwill	$268,942	$39,251	$51,794	$359,987
Accumulated impairment losses	—	(228)	—	(228)
	268,942	39,023	51,794	359,759

Goodwill acquired during 2014	421	—	17,600	18,021

Balance, December 31, 2014
Goodwill	269,363	39,251	69,394	378,008
Accumulated impairment losses	—	(228)	—	(228)
	269,363	39,023	69,394	377,780

Goodwill acquired during 2015	7,681	—	—	7,681

Balance, December 31, 2015
Goodwill	277,044	39,251	69,394	385,689
Accumulated impairment losses	—	(228)	—	(228)
	$277,044	$39,023	$69,394	$385,461

The annual goodwill evaluations for 2015 and 2014 did not indicate impairment for any reporting unit. Economic conditions did not indicate that impairment existed for any identifiable intangible assets and therefore no impairment evaluation was performed.
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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2015		December 31, 2014
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$293,637	$299,505	$291,537	$298,212
Residential mortgage loan commitments	601,147	8,134	627,505	9,971
Forward sales contracts	884,710	800	701,066	(4,001)
		$308,439		$304,182

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2015 or December 31, 2014. No credit losses were recognized on residential mortgage loans held for sale for the years ended December 31, 2015, 2014 and 2013.

Mortgage banking revenue was as follows (in thousands):

	Year Ended
	2015	2014	2013
Production revenue:
Net realized gains on sales of mortgage loans	$75,780	$56,696	$95,309
Net change in unrealized gain on mortgage loans held for sale	(784)	5,357	(10,899)
Net change in the fair value of mortgage loan commitments	(1,837)	7,315	(10,077)
Net change in the fair value of forward sales contracts	4,801	(8,307)	5,212
Total production revenue	77,960	61,061	79,545
Servicing revenue	56,415	48,032	42,389
Total mortgage banking revenue	$134,375	$109,093	$121,934

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	December 31,
	2015	2014	2013
Number of residential mortgage loans serviced for others	131,859	117,483	106,137
Outstanding principal balance of residential mortgage loans serviced for others	$19,678,226	$16,162,887	$13,718,942
Weighted average interest rate	4.12%	4.29%	4.40%
Remaining contractual term (in months)	300	296	292

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2015 is as follows (in thousands):

	Purchased	Originated	Total
Balance, December 31, 2012	$12,976	$87,836	$100,812
Additions, net	—	49,431	49,431
Change in fair value due to loan runoff	(3,029)	(16,601)	(19,630)
Change in fair value due to market changes	5,988	16,732	22,720
Balance, December 31, 2013	15,935	137,398	153,333
Additions, net	—	54,413	54,413
Change in fair value due to loan runoff	(2,357)	(16,968)	(19,325)
Change in fair value due to market changes	(2,464)	(13,981)	(16,445)
Balance, December 31, 2014	11,114	160,862	171,976
Additions, net	—	79,546	79,546
Change in fair value due to loan runoff	(2,645)	(25,419)	(28,064)
Change in fair value due to market changes	1,442	(6,295)	(4,853)
Balance, December 31, 2015	$9,911	$208,694	$218,605

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31,
	2015	2014
Discount rate – risk-free rate plus a market premium	10.11%	10.17%
Prepayment rate - based upon loan interest rate, original term and loan type	7.41% - 23.88%	7.70% - 30.44%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$63 - $105	$60 - $105
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$650 - $4,250	$1,000 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.73%	1.77%

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at December 31, 2015 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$104,302	$93,090	$16,474	$4,739	$218,605
Outstanding principal of loans serviced for others	9,419,078	7,897,323	1,586,885	774,940	19,678,226
Weighted average prepayment rate[1]	7.41%	8.55%	12.04%	23.88%	8.89%

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

The interest rate sensitivity of our mortgage servicing rights net of securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At December 31, 2015, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedge by $809 thousand. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedge by $4.1 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at December 31, 2015 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$6,429,145	$37,962	$12,553	$24,373	$6,504,033
FNMA	6,723,183	35,813	5,128	19,930	6,784,054
GNMA	5,688,272	147,499	47,971	18,975	5,902,717
Other	477,052	5,932	970	3,468	487,422
Total	$19,317,652	$227,206	$66,622	$66,746	$19,678,226

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $155 million at December 31, 2015 and $180 million at December 31, 2014. At December 31, 2015, approximately 3% of the loans sold with recourse with an outstanding principal balance of $4.5 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 6% with an outstanding balance of $8.6 million were past due 30 to 89 days. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the accrual for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Year Ended
	2015	2014	2013
Beginning balance	$7,299	$9,562	$13,158
Provision for recourse losses	(982)	354	517
Loans charged off, net	(1,668)	(2,617)	(4,113)
Ending balance	$4,649	$7,299	$9,562

The Company also has off-balance sheet obligations to repurchase or provide indemnification for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements. The Company has established an accrual for credit losses related to potential loan repurchases under representations and warranties that is included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings. For 2015, the Company has repurchased 83 loans from the agencies for $12.9 million and recognized $219 thousand of related losses. In addition, the Company has paid indemnification for 4 loans and recognized $1 thousand of related losses during 2015.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	December 31,
	2015	2014
Number of unresolved deficiency requests	198	186
Aggregate outstanding principal balance subject to unresolved deficiency requests	$15,624	$15,328
Unpaid principal balance subject to indemnification by the Company	4,365	4,047

The activity in the accruals for mortgage losses is summarized as follows (in thousands).

	December 31,
	2015	2014
Beginning balance	$11,868	$12,716
Provision for losses	391	7,200
Charge-offs, net	(4,527)	(8,048)
Ending balance	$7,732	$11,868

(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Transaction deposits	$8,821	$9,757	$11,155
Savings	383	401	442
Time:
Certificates of deposits under $100,000	11,894	14,278	16,234
Certificates of deposits $100,000 and over	10,643	11,878	12,273
Other time deposits	12,429	14,369	15,460
Total time	34,966	40,525	43,967
Total	$44,170	$50,683	$55,564

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2015 and 2014 were $905 million and $994 million, respectively.

Time deposit maturities are as follows:  2016 – $1.4 billion, 2017 – $341 million, 2018 – $201 million, 2019 – $78 million, 2020 – $94 million and $284 million thereafter.

At December 31, 2015 and 2014, the Company had $358 million and $334 million, respectively, in fixed rate, brokered certificates of deposits. The weighted-average interest rate paid on these certificates was 1.48% in 2015 and 2.59% in 2014.

The aggregate amount of overdrawn transaction deposits that have been reclassified as loan balances was $5.3 million at December 31, 2015 and $6.2 million at December 31, 2014.

(9) Other Borrowings

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended Year Ended
	December 31, 2015		December 31, 2015
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent Company and Other Non-Bank Subsidiaries:
Other	$—		$—	—%	$—
Total Parent Company and Other Non-Bank Subsidiaries	—		—	—%

Subsidiary Bank:
Funds purchased	491,192	0.15%	73,219	0.09%	491,192
Repurchase agreements	722,444	0.02%	623,921	0.04%	1,008,144
Other borrowings:
Federal Home Loan Bank advances	4,800,000	0.48%	4,921,739	0.28%	5,000,000
GNMA repurchase liability	19,478	4.75%	16,668	4.95%	19,478
Other	18,402	2.70%	18,768	2.35%	26,058
Total other borrowings	4,837,880		4,957,175	0.33%
Subordinated debentures	226,350	1.05%	226,332	1.84%	348,076
Total subsidiary bank	6,277,866		5,880,647	0.36%

Total other borrowed funds	$6,277,866		$5,880,647	0.36%

	As of		Year Ended Year Ended
	December 31, 2014		December 31, 2014
Parent Company and Other Non-Bank Subsidiaries:	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Other	$—		$—	—%	$—
Total Parent Company and Other Non-Bank Subsidiaries	—		—	—%

Subsidiary Bank:
Funds purchased	57,031	0.05%	494,220	0.07%	1,548,676
Repurchase agreements	1,187,489	0.04%	928,767	0.06%	1,187,489
Other borrowings:
Federal Home Loan Bank advances	2,103,400	0.25%	1,894,966	0.24%	3,453,400
GNMA repurchase liability	14,298	5.05%	17,343	5.20%	24,980
Other	16,076	2.73%	16,433	2.32%	16,582
Total other borrowings	2,133,774		1,928,742	0.35%
Subordinated debentures	347,983	2.35%	347,892	2.50%	347,983
Total subsidiary bank	3,726,277		3,699,621	0.43%

Total other borrowed funds	$3,726,277		$3,699,621	0.43%

	As of		Year Ended Year Ended
	December 31, 2013		December 31, 2013
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent Company and Other Non-Bank Subsidiaries:
Other	$—		$326	—%	$—
Total Parent Company and Other Non-Bank Subsidiaries	—		326	—%

Subsidiary Bank:
Funds purchased	868,081	0.04%	866,062	0.10%	997,536
Repurchase agreements	813,454	0.05%	811,996	0.06%	881,033
Other borrowings:
Federal Home Loan Bank advances	1,005,650	0.19%	1,661,424	0.20%	2,451,197
GNMA repurchase liability	18,113	5.50%	15,741	5.43%	21,055
Other	16,590	2.73%	16,502	2.54%	17,092
Total other borrowings	1,040,353		1,693,667	0.31%
Subordinated debentures	347,802	2.35%	347,717	2.51%	347,802
Total subsidiary bank	3,069,690		3,719,442	0.40%

Total other borrowed funds	$3,069,690		$3,719,768	0.40%

Aggregate annual principal repayments at December 31, 2015 are as follows (in thousands):

	Parent Company and Other Non-bank Subsidiaries	Subsidiary Bank
2016	$—	$6,033,638
2017	—	226,925
2018	—	711
2019	—	956
2020	—	961
Thereafter	—	14,675
Total	$—	$6,277,866

Funds purchased are unsecured and generally mature within one to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities. There was no outstanding accrued interest payable related to repurchase agreements at December 31, 2015 or December 31, 2014.

Additional information relating to securities sold under agreements to repurchase and related liabilities at December 31, 2015 and 2014 is as follows (dollars in thousands):

	December 31, 2015
	Amortized	Fair	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. Agency Securities:
Overnight[1]	$685,458	$688,485	$722,444	0.02%
Long-term	—	—	—	—%
Total Agency Securities	$685,458	$688,485	$722,444	0.02%

	December 31, 2014
	Amortized	Fair	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. Agency Securities:
Overnight[1]	$1,185,345	$1,192,361	$1,187,445	0.04%
Long-term	—	—	—	—%
Total Agency Securities	$1,185,345	$1,192,361	$1,187,445	0.04%

[1]
BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $340 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2015 pursuant to the Federal Home Loan Bank’s collateral policies is $491 million.

The Company had a $100 million senior unsecured 364 day revolving credit facility with Wells Fargo Bank, National Association, administrative agent and other commercial banks (“the Credit Facility”) which matured on June 5, 2015 and was not renewed by the Company.

BOSC may borrow funds from Pershing, LLC ("Pershing"), a clearing broker/dealer and a wholly owned subsidiary of Bank of New York Mellon, for the purposes of financing securities purchases or to facilitate funding of investment banking activities, on terms to be negotiated at the time of the borrowing. BOSC had no borrowings from Pershing outstanding at December 31, 2015 or December 31, 2014.

In 2007, the Bank issued $250 million of subordinated debt due May 15, 2017. Interest on this debt was based upon a fixed rate of 5.75% through May 14, 2012 and is based on a floating rate of three-month LIBOR plus 0.69% thereafter. The proceeds of this debt were used to fund the Worth National Bank and First United Bank acquisitions and to fund continued asset growth. The outstanding balance of this subordinated debt was $226 million at both December 31, 2015 and 2014.

In 2005, the Bank issued $150 million of 10-year, fixed rate subordinated debt due June 1, 2015. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay the unsecured revolving line of credit and to provide additional capital to support asset growth. The remaining outstanding balance of this subordinated debt of $122 million at December 31, 2014 matured on June 1, 2015.

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

(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Share-based compensation	$10,522	$9,414
Credit loss allowances	88,906	74,362
Valuation adjustments	6,957	8,851
Deferred compensation	25,950	22,977
Unearned fees	11,124	11,820
Other	34,169	39,307
Total deferred tax assets	177,628	166,731

Deferred tax liabilities:
Available for sale securities mark to market	14,828	37,719
Depreciation	22,080	18,601
Mortgage servicing rights	77,900	58,733
Lease financing	22,301	24,429
Other	41,904	34,478
Total deferred tax liabilities	179,013	173,960
Net deferred tax assets (liabilities)	$(1,385)	$(7,229)

The Company determined that no valuation allowance was necessary on deferred tax assets as of December 31, 2015 and 2014.

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income tax expense:
Federal	$117,566	$95,289	$131,212
State	12,397	9,392	14,381
Total current income tax expense	129,963	104,681	145,593

Deferred income tax expense:
Federal	8,397	36,521	15,915
State	1,024	2,949	1,590
Total deferred income tax expense	9,421	39,470	17,505
Total income tax expense	$139,384	$144,151	$163,098

The Company adopted FASB Accounting Standards Updated No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, on January 1, 2015. This standard was retrospectively applied to all periods presented.

The reconciliations of income attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amount:
Federal statutory tax	$151,075	$153,870	$168,710
Tax exempt revenue	(9,553)	(8,446)	(7,361)
Effect of state income taxes, net of federal benefit	9,082	9,054	10,937
Utilization of tax credits:
Low-income housing tax credits, net of amortization	(3,874)	(2,953)	(4,145)
Other tax credits	(2,085)	(2,109)	(230)
Bank-owned life insurance	(3,264)	(3,183)	(3,596)
Other, net	(1,997)	(2,082)	(1,217)
Total income tax expense	$139,384	$144,151	$163,098

	Year Ended December 31,
	2015	2014	2013
Percent of pretax income:
Federal statutory tax	35.0%	35.0%	35.0%
Tax exempt revenue	(2.2)	(1.9)	(1.5)
Effect of state income taxes, net of federal benefit	2.1	2.1	2.3
Utilization of tax credits:
Low-income housing tax credits, net of amortization	(0.9)	(0.7)	(1.0)
Other tax credits	(0.5)	(0.5)	—
Bank-owned life insurance	(0.7)	(0.7)	(0.7)
Other, net	(0.5)	(0.5)	(0.3)
Total	32.3%	32.8%	33.8%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance as of January 1	$13,374	$12,058	$12,275
Additions for tax for current year positions	2,226	3,813	2,730
Settlements during the period	—	—	—
Lapses of applicable statute of limitations	(2,368)	(2,497)	(2,947)
Balance as of December 31	$13,232	$13,374	$12,058

Of the above unrecognized tax benefits, $8.6 million, if recognized, would affect the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $1.0 million for 2015, $1.5 million for 2014 and $1.2 million for 2013 in interest and penalties. The Company had approximately $3.3 million and $3.6 million accrued for the payment of interest and penalties at December 31, 2015 and 2014, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

(11) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. During 2015 and 2014, interest accrued on employees' account balances at a variable rate tied to the five-year trailing average of five-year Treasury Securities plus 1.5%. The rate has a floor of 3.0% and a ceiling of 5.0%. The 2015 quarterly variable rates remained steady at 3.00%.

The following table presents information regarding this plan (in thousands):

	December 31,
	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$45,224	$44,765
Interest cost	1,487	1,685
Actuarial loss (gain)	(2,702)	2,878
Benefits paid	(5,212)	(4,104)
Projected benefit obligation at end of year[1,2]	$38,797	$45,224
Change in plan assets:
Plan assets at fair value at beginning of year	$49,443	$48,812
Actual return on plan assets	(41)	4,735
Benefits paid	(5,212)	(4,104)
Plan assets at fair value at end of year	$44,190	$49,443

Funded status of the plan	$5,393	$4,219
Components of net periodic benefit costs:
Interest cost	$1,487	$1,685
Expected return on plan assets	(2,706)	(2,539)
Other	1,849	1,409
Net benefit cost	$630	$555

[1]	Projected benefit obligation equals accumulated benefit obligation.

[2]	Projected benefit obligation is based on January 1 measurement date.

Weighted-average assumptions as of December 31:	2015	2014
Discount rate	3.54%	3.42%
Expected return on plan assets	5.00%	6.00%

As of December 31, 2015, expected future benefit payments related to the Pension Plan were as follows (in thousands):

2016	$3,620
2017	3,190
2018	3,376
2019	3,741
2020	3,196
Thereafter	31,995
$49,118

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Balanced Fund. The stated objective of this fund is to provide an attractive total return through a broadly diversified mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund’s securities. The inception-to-date return on the fund, which is used as an indicator when setting the expected return on plan assets, was 7.05%. As of December 31, 2015, the expected return on plan assets for 2016 is 5.00%. The maximum tax deductible Pension Plan contribution for 2015 was $15 million. No minimum contribution was required for 2015, 2014 or 2013. We expect an insignificant amount of net pension costs currently in accumulated other comprehensive income to be recognized as net periodic pension costs in 2016.

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the plan. The Company-provided matching contribution rates range from 50% for employees with less than four years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of up to $750 per participant is provided for employees whose annual base compensation is less than $40,000. Total non-elective contributions were $605 thousand for 2015, $662 thousand for 2014 and $738 thousand for 2013.

Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund and Cavanal Hill funds. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $20.6 million for 2015, $18.6 million for 2014 and $18.1 million for 2013.

BOK Financial offers numerous incentive compensation plans that are aligned with the Company’s growth strategy. Compensation awarded under these plans may be based on defined formulas, other performance criteria or discretionary. Incentive compensation is designed to motivate and reinforce sales and customer service behavior in all markets. Earnings were charged $119.9 million in 2015, $111.7 million in 2014, and $110.9 million in 2013 for cash incentive compensation.

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

The following table presents stock options outstanding during 2015, 2014 and 2013 under these plans (in thousands, except for per share data):

	Number	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	1,890,786	$48.29	$11,748
Options awarded	81,492	55.74
Options exercised	(608,663)	48.00
Options forfeited	(219,342)	47.65
Options expired	(9,168)	50.61
Options outstanding at December 31, 2013	1,135,105	49.09	19,564
Options awarded	—	—
Options exercised	(323,004)	49.17
Options forfeited	(15,509)	45.71
Options expired	(2,701)	47.98
Options outstanding at December 31, 2014	793,891	49.05	8,725
Options awarded	—	—
Options exercised	(286,678)	47.86
Options forfeited	(22,304)	48.90
Options expired	(4,874)	51.32
Options outstanding at December 31, 2015	480,035	$49.75	$4,821
Options vested at:
December 31, 2013	424,459	$49.49	$7,146
December 31, 2014	347,633	48.85	3,889
December 31, 2015	243,395	48.17	2,829

The following table summarizes information concerning currently outstanding and vested stock options:

	Options Outstanding			Options Vested
		Weighted				Weighted
		Average	Weighted		Weighted	Average
Range of		Remaining	Average		Average	Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise	Contractual
Prices	Outstanding	Life (years)	Price	Vested	Price	Life (years)
$36.65	115,858	2.27	$36.65	59,770	$36.65	1.56
45.15 - 47.34	3,066	0.01	47.05	3,066	47.05	0.01
48.30	27,897	2.67	48.30	11,530	48.30	1.43
48.46	82,217	1.51	48.46	82,217	48.46	1.51
54.33	30,221	0.88	54.33	30,221	54.33	0.88
55.74	71,990	4.38	55.74	13,785	55.74	1.63
55.94	84,851	3.21	55.94	27,780	55.94	1.50
58.76	63,935	3.80	58.76	15,026	58.76	1.42

The aggregate intrinsic value of options exercised was $5.1 million for 2015, $5.5 million for 2014 and $8.5 million for 2013.

The fair value of options was determined as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

2013
Average risk-free interest rate[1]	0.89%
Dividend yield	2.80%
Volatility factors	0.272
Weighted average expected life	4.9 years
Weighted average fair value	$9.67

[1]	Average risk-free interest rate represents U.S. Treasury rates matched to the expected life of the options.

No options were granted in 2015 or 2014. Compensation expense recognized on stock options totaled $362 thousand for 2015, $826 thousand for 2014 and $1.3 million for 2013. Compensation cost of stock options granted that may be recognized as compensation expense in future years totaled $494 thousand at December 31, 2015. Subject to adjustments for forfeitures, we expect to recognize compensation expense for current outstanding options of $266 thousand in 2016, $148 thousand in 2017, $61 thousand in 2018, $18 thousand in 2019, and $1 thousand in 2020.

The following represents a summary of the non-vested stock awards as of December 31, 2015 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	592,831
Granted	211,791	$55.84
Vested	(66,648)	$35.93
Forfeited	(89,985)	$49.95
Non-vested at December 31, 2013	647,989
Granted	206,621	$64.96
Vested	(140,820)	$44.56
Forfeited	(25,179)	$56.26
Non-vested at December 31, 2014	688,611
Granted	312,755	$57.66
Vested	(114,045)	$50.15
Forfeited	(96,212)	$58.33
Non-vested at December 31, 2015	791,109

Compensation expense recognized on non-vested shares totaled $12.0 million for 2015, $10.0 million for 2014 and $6.9 million for 2013. Unrecognized compensation cost of non-vested shares totaled $13.7 million at December 31, 2015. Subject to adjustment for forfeitures, we expect to recognize compensation expense of $7.5 million in 2016, $6.2 million in 2017, and $65 thousand in 2018.

During January 2016, BOK Financial awarded 256,670 shares of non-vested stock with a fair value per award of $55.35. The aggregate compensation cost of these awards totaled approximately $14.2 million. This cost will be recognized over the vesting periods, subject to adjustments for forfeitures. Non-vested shares awarded in January 2016 generally cliff vest in 3 years and are subject to a 2 holding period after vesting.

(13) Related Parties

In compliance with applicable regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as “related parties”) in the ordinary course of business. The Company’s loans to related parties do not involve more than the normal credit risk and there are no nonaccruing or impaired related party loans outstanding at December 31, 2015 or 2014.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$103,395	$88,691
Advances	3,582,384	712,413
Payments	(3,104,004)	(698,149)
Adjustments[1]	12,450	440
Ending balance	$594,225	$103,395

[1]	Adjustments generally consist of changes in status as a related party.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

The Company rents office space in facilities owned by affiliates of Mr. Kaiser, its Chairman and principal shareholder. Lease payments totaled $975 thousand for 2015, $1.1 million for 2014 and $952 thousand for 2013.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of the Bank, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). The Bank is custodian and BOSC, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 99% of the Funds’ assets of $4.1 billion are held for the Company's clients. A Company executive officer serves on the Funds' board of trustees and officers of the Bank serve as president and secretary of the Funds. A majority of the members of the Funds’ board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

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

On March 3, 2015, the Bank and the Company were named as defendants in a putative class action alleging (1) that the manner in which the Bank posted charges to its consumer deposit accounts was improper from September 1, 2011 through July 8, 2014, the period after which the Bank and BOK Financial settled a class action respecting a similar claim, and before it made changes to its posting order, and (2) that the manner in which the Bank posted charges to its small business deposit accounts was improper from July 9, 2009 through July 8, 2014. The Court has denied the Bank’s motion to dismiss the claims as pre-empted by federal law, but limited the plaintiffs’ claim to a breach of contract action involving only Oklahoma customers. Discovery is on-going. A reasonable estimate of losses, if any, cannot be made at this time.

On April 8, 2015, the Bank was named as a defendant in a putative class action alleging that the Extended Overdraft Fee charged customers who failed to pay overdrafts after five days constituted interest and exceeded permissible interest rates set by state and federal law. The action was dismissed upon motion of the Bank and the time for appeal has expired.

On June 24, 2015, the Company received a complaint alleging that an employee had colluded with a borrower and an individual in misusing revenues pledged to the municipal bonds for which the Company served as trustee under the bond indenture. The Company conducted an investigation and concluded that the employee had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures by waiving financial covenants, granting forbearances and accepting without disclosure to the bondholders, debt service payments from sources other than pledged revenues. The employee was terminated. On December 28, 2015, the United States District Court for the District of New Jersey entered a judgment against the principals involved in the issuances, precluding the principals from denying the alleged violations of the federal securities laws and requiring the principals to pay all outstanding principal, accrued interest, and other amounts required under the bond documents, subject to oversight by a court appointed monitor. The terminated employee has filed an action against the Bank alleging the Bank defamed the employee and made a demand for indemnification respecting the SEC investigation which demand the respective boards of directors of the Company and the Bank have denied. The Company has been advised by its counsel that there is no basis for the employee’s action and that any recovery by the employee is remote.

The Director of the New Mexico Securities Division of the State of New Mexico Regulation and Licensing Department ("the Director") has issued a Notice of Contemplated Action in connection with the purchase of various municipal bonds by the elected County Treasurer of Bernalillo County, New Mexico, from the Company. The Director seeks to determine whether to seek sanctions, which could include a fine and/or the suspension or revocation of registration, on the grounds that the Company violated the suitability rule. The County of Bernalillo, New Mexico, has commenced arbitration pursuant to the Arbitration Rules of FINRA seeking recovery of $5.6 million dollars arising out of the purchase. The Company has been advised by its counsel that there is no basis to suggest the Director should make such a determination and that any recovery by the County is remote.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $4.9 million at December 31, 2015. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these type of investments.

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

A summary of consolidated and unconsolidated alternative investments as of December 31, 2015 and December 31, 2014 is as follows (in thousands):

	December 31, 2015
	Loans	Other Assets	Other Liabilities	Other Borrowings	Non-controlling Interests
Consolidated:
Private equity funds	$—	$22,472	$—	$—	$17,823
Tax credit entities	10,000	12,206	—	10,964	10,000
Other	—	40,453	2,198	2,831	9,260
Total consolidated	$10,000	$75,131	$2,198	$13,795	$37,083

Unconsolidated:
Tax credit entities	$16,916	$85,274	$14,572	$—	$—
Other	—	15,506	6,319	—	—
Total unconsolidated	$16,916	$100,780	$20,891	$—	$—

	December 31, 2014
	Loans	Other Assets	Other Liabilities	Other Borrowings	Non-controlling Interests
Consolidated:
Private equity funds	$—	$25,627	$—	$—	$21,921
Tax credit entities	10,000	12,827	—	10,964	10,000
Other	—	5,996	—	—	2,106
Total consolidated	$10,000	$44,450	$—	$10,964	$34,027

Unconsolidated:
Tax credit entities	$18,192	$96,721	$28,920	$—	$—
Other	—	9,471	4,050	—	—
Total unconsolidated	$18,192	$106,192	$32,970	$—	$—

Other Commitments and Contingencies

Cavanal Hill Funds’ assets include U.S. Treasury, cash management and tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at December 31, 2015. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2015 or 2014.

Cottonwood Valley Ventures, Inc. (“CVV, Inc.”), an indirectly wholly-owned subsidiary of BOK Financial, favorably resolved its audit by the Oklahoma Tax Commission (“OTC”) for tax years 2007 through 2009. CVV, Inc. is a qualified venture capital company under the applicable Oklahoma statute. As authorized by the statute, CVV, Inc. guarantees transferable Oklahoma state income tax credits by providing direct debt financing to private companies which qualify as statutory business ventures. Due to certain statutory limitations on utilization of such credits, CVV, Inc. must sell the majority of the credits to provide the economic incentives provided for by the statute. CVV will now be allowed to resume selling qualified credits.

Total rent expense for BOK Financial was $25.2 million in 2015, $25.0 million in 2014 and $23.5 million in 2013. At December 31, 2015, future minimum lease payments for premises under operating leases were as follows: $24.0 million in 2016, $21.5 million in 2017, $17.6 million in 2018, $16.6 million in 2019, $10.8 million in 2020 and $56.4 million thereafter. The Bank is obligated under a long-term lease for its bank premises in downtown Tulsa. The lease term, which began November 1, 1976, is for fifty-seven years with an option to terminate in 2024 with a two-year prior written notice. Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in consumer price index or similar benchmarks.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. Member banks may satisfy reserve balance requirements through holdings of vault cash and balances maintained directly with a Federal Reserve Bank. The combined average balance of vault cash and balances held at the Federal Reserve Bank was $1.8 billion for the year ended December 31, 2015 and $1.5 billion for the year ended December 31, 2014.

BOSC, Inc., a wholly-owned subsidiary of BOK Financial, is an introducing broker to Pershing, LLC for retail equity investment transactions. As such, it has indemnified Pershing, LLC against losses due to a customer's failure to settle a transaction or to repay a margin loan. All unsettled transaction and margin loans are secured as required by applicable regulation. The amount of customer balances subject to indemnification totaled $3 thousand at December 31, 2015.

The Company agreed to guarantee rents totaling $28.7 million through September of 2017 to the City of Tulsa, Oklahoma as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $5.6 million at December 31, 2015. In return for this guarantee, the Company will receive 80% of net cash flow as defined in an agreement with the City of Tulsa through September 2017 from rental of space that was vacant at the inception of the agreement. The maximum amount that the Company may receive under this agreement is $4.5 million. Subsequent to December 31, 2015, the Company and the City of Tulsa mutually agreed to terminate the agreement.

(15) Shareholders Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2015, 2014 or 2013.

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

Subsidiary Bank

The amounts of dividends that BOK Financial’s subsidiary bank can declare and the amounts of loans the subsidiary bank can extend to affiliates are limited by various federal banking regulations and state corporate law. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amounts of dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations as well as management’s internal capital policy, at December 31, 2015, BOK Financial's subsidiary bank could declare up to $100 million of dividends without regulatory approval. The subsidiary bank declared and paid dividends of $150 million in 2015, $75 million in 2014 and $225 million in 2013.

As defined by banking regulations, loan commitments and equity investments to a single affiliate may not exceed 10% of unimpaired capital and surplus and loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. All loans to affiliates must be fully secured by eligible collateral. At December 31, 2015, loan commitments and equity investments were limited to $266 million to a single affiliate and $532 million to all affiliates. The largest loan commitment and equity investment to a single affiliate was $220 million and the aggregate loan commitments and equity investments to all affiliates were $330 million. The largest outstanding amount to a single affiliate at December 31, 2015 was $218 million and the total outstanding amounts to all affiliates were $244 million. At December 31, 2014, total loan commitments and equity investments to all affiliates were $330 million and the total outstanding amounts to all affiliates were $18 million.

Regulatory Capital

BOK Financial and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a material effect on BOK Financial's operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators .

New capital rules were effective for BOK Financial on January 1, 2015. Components of these rules will phase in through January 1, 2019. A bank following below the minimum capital requirements, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments. For a banking institution to qualify as well capitalized, Common equity Tier 1, Tier I, Total and Leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations. The Bank exceeded the regulatory definition of well capitalized as of December 31, 2015 and December 31, 2014.

A summary of regulatory capital minimum requirements and levels follows (dollars in thousands):

	Minimum Capital Requirement[1]	Capital Conservation Buffer[2]	Minimum Capital Requirement Including Capital Conservation Buffer	December 31, 2015
Total Capital (to Risk Weighted Assets):
Consolidated	4.50%	2.50%	7.00%	$3,116,144	13.30%
BOKF, NA	4.50%	N/A	4.50%	2,657,935	11.43%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	6.00%	2.50%	8.50%	2,842,193	12.13%
BOKF, NA	6.00%	N/A	6.00%	2,385,323	10.26%
Tier I Capital (to Risk Weighted Assets):
Consolidated	8.00%	2.50%	10.50%	$2,842,193	12.13%
BOKF, NA	8.00%	N/A	8.00%	2,385,323	10.26%
Tier I Capital (to Average Assets):
Consolidated	4.00%	N/A	4.00%	$2,842,193	9.25%
BOKF, NA	4.00%	N/A	4.00%	2,385,323	7.81%

[1]	Effective January 1, 2015

[2]	Effective January 1, 2016

A summary of regulatory capital levels under then current capital rules follows as of December 31, 2014 (dollars in thousands):

	2014
Total Capital (to Risk Weighted Assets):
Consolidated	$3,120,223	14.66%
BOKF, NA	2,449,078	11.56%
Tier I Capital (to Risk Weighted Assets):
Consolidated	$2,838,129	13.33%
BOKF, NA	2,168,161	10.24%
Tier I Capital (to Average Assets):
Consolidated	$2,838,129	9.96%
BOKF, NA	2,168,161	7.65%

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2012	$155,553	$3,078	$(8,296)	$(415)	$149,920
Net change in unrealized gain (loss)	(284,104)	—	8,159	—	(275,945)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(3,210)	—	—	(3,210)
Interest expense, Subordinated debentures	—	—	—	262	262
Net impairment losses recognized in earnings	2,308	—	—	—	2,308
Gain on available for sale securities, net	(10,720)	—	—	—	(10,720)
Other comprehensive income (loss), before income taxes	(292,516)	(3,210)	8,159	262	(287,305)
Federal and state income tax[1]	(113,788)	(1,250)	3,174	102	(111,762)
Other comprehensive income (loss), net of income taxes	(178,728)	(1,960)	4,985	160	(175,543)
Balance, December 31, 2013	(23,175)	1,118	(3,311)	(255)	(25,623)
Net change in unrealized gain (loss)	136,050	—	725	—	136,775
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(1,216)	—	—	(1,216)
Interest expense, Subordinated debentures	—	—	—	296	296
Net impairment losses recognized in earnings	373	—	—	—	373
Gain on available for sale securities, net	(1,539)	—	—	—	(1,539)
Other comprehensive income (loss), before income taxes	134,884	(1,216)	725	296	134,689
Federal and state income tax[1]	52,470	(474)	282	115	52,393
Other comprehensive income (loss), net of income taxes	82,414	(742)	443	181	82,296
Balance, December 31, 2014	59,239	376	(2,868)	(74)	56,673
Net change in unrealized gain (loss)	(48,607)	—	1,804	—	(46,803)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(503)	—	—	(503)
Interest expense, Subordinated debentures	—	—	—	121	121
Net impairment losses recognized in earnings	1,819	—	—	—	1,819
Gain on available for sale securities, net	(12,058)	—	—	—	(12,058)
Other comprehensive income (loss), before income taxes	(58,846)	(503)	1,804	121	(57,424)
Federal and state income tax[1]	(22,891)	(195)	701	47	(22,338)
Other comprehensive income (loss), net of income taxes	(35,955)	(308)	1,103	74	(35,086)
Balance, December 31, 2015	$23,284	$68	$(1,765)	$—	$21,587

[1]	Calculated using 39% effective tax rate.

(16)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended
	2015	2014	2013
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$288,565	$292,435	$316,609
Less: Earnings allocated to participating securities	3,383	3,239	3,388
Numerator for basic earnings per share – income available to common shareholders	285,182	289,196	313,221
Effect of reallocating undistributed earnings of participating securities	3	4	7
Numerator for diluted earnings per share – income available to common shareholders	$285,185	$289,200	$313,228

Denominator:
Weighted average shares outstanding	68,397,215	69,159,902	68,719,069
Less: Participating securities included in weighted average shares outstanding	802,526	765,708	730,172
Denominator for basic earnings per common share	67,594,689	68,394,194	67,988,897
Dilutive effect of employee stock compensation plans[1]	96,969	150,576	216,622
Denominator for diluted earnings per common share	67,691,658	68,544,770	68,205,519

Basic earnings per share	$4.22	$4.23	$4.61
Diluted earnings per share	$4.21	$4.22	$4.59
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	—

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

In addition to its lines of business, BOK Financial has a Funds Management unit. The primary purpose of this unit is to manage overall liquidity needs and interest rate risk. Each line of business borrows funds from and provides funds to the Funds Management unit as needed to support their operations. Operating results for Funds Management and other include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business.

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

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2015 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$439,727	$84,848	$24,770	$154,009	$703,354
Net interest revenue (expense) from internal sources	(50,678)	29,824	21,524	(670)	—
Net interest revenue	389,049	114,672	46,294	153,339	703,354
Provision for credit losses	(6,018)	6,108	(891)	34,801	34,000
Net interest revenue after provision for credit losses	395,067	108,564	47,185	118,538	669,354
Other operating revenue	177,522	216,772	250,942	21,617	666,853
Other operating expense	207,394	213,782	230,838	252,550	904,564
Net direct contribution	365,195	111,554	67,289	(112,395)	431,643
Corporate expense allocations	35,680	74,868	39,654	(150,202)	—
Net income before taxes	329,515	36,686	27,635	37,807	431,643
Federal and state income taxes	128,181	14,271	10,750	(13,818)	139,384
Net income	201,334	22,415	16,885	51,625	292,259
Net income attributable to non-controlling interests	—	—	—	3,694	3,694
Net income attributable to BOK Financial Corp. shareholders	$201,334	$22,415	$16,885	$47,931	$288,565

Average assets	$13,342,585	$6,713,444	$4,689,850	$5,828,876	$30,574,755
Average invested capital	1,050,759	265,775	225,968	1,794,250	3,336,752

Performance measurements:
Return on average assets	1.51%	0.33%	0.41%		0.94%
Return on average invested capital	19.18%	8.43%	8.45%		8.65%
Efficiency ratio	36.51%	62.54%	77.05%		65.34%

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2014 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$381,687	$81,852	$23,826	$177,829	$665,194
Net interest revenue (expense) from internal sources	(43,939)	36,801	20,578	(13,440)	—
Net interest revenue	337,748	118,653	44,404	164,389	665,194
Provision for credit losses	(7,447)	5,477	213	1,757	—
Net interest revenue after provision for credit losses	345,195	113,176	44,191	162,632	665,194
Other operating revenue	169,704	200,815	239,045	12,394	621,958
Other operating expense	204,230	195,770	217,049	230,473	847,522
Net direct contribution	310,669	118,221	66,187	(55,447)	439,630
Corporate expense allocations	41,585	63,006	31,465	(136,056)	—
Net income before taxes	269,084	55,215	34,722	80,609	439,630
Federal and state income taxes	104,674	21,479	13,507	4,491	144,151
Net income	164,410	33,736	21,215	76,118	295,479
Net income attributable to non-controlling interests	—	—	—	3,044	3,044
Net income attributable to BOK Financial Corp. shareholders	$164,410	$33,736	$21,215	$73,074	$292,435

Average assets	$11,384,782	$6,584,157	$4,518,511	$5,511,408	$27,998,858
Average invested capital	946,383	277,404	215,089	1,737,197	3,176,073

Performance measurements:
Return on average assets	1.45%	0.51%	0.51%		1.04%
Return on average invested capital	17.40%	12.16%	10.77%		9.21%
Efficiency ratio	40.06%	59.14%	76.00%		64.50%

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2013 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$363,961	$85,813	$25,478	$199,225	$674,477
Net interest revenue (expense) from internal sources	(51,592)	39,628	20,061	(8,097)	—
Net interest revenue	312,369	125,441	45,539	191,128	674,477
Provision for credit losses	(4,372)	5,622	1,275	(30,425)	(27,900)
Net interest revenue after provision for credit losses	316,741	119,819	44,264	221,553	702,377
Other operating revenue	163,206	225,336	211,655	20,075	620,272
Other operating expense	192,629	188,745	198,197	261,049	840,620
Net direct contribution	287,318	156,410	57,722	(19,421)	482,029
Corporate expense allocations	44,107	56,957	29,876	(130,940)	—
Net income before taxes	243,211	99,453	27,846	111,519	482,029
Federal and state income taxes	94,609	38,687	10,832	18,970	163,098
Net income	148,602	60,766	17,014	92,549	318,931
Net income attributable to non-controlling interests	—	—	—	2,322	2,322
Net income attributable to BOK Financial Corp. shareholders	$148,602	$60,766	$17,014	$90,227	$316,609

Average assets	$10,386,502	$6,520,498	$4,556,132	$5,917,962	$27,381,094
Average invested capital	906,717	293,736	203,914	1,571,059	2,975,426

Performance measurements:
Return on average assets	1.43%	0.93%	0.40%		1.16%
Return on average invested capital	16.39%	20.69%	8.95%		10.64%
Efficiency ratio	40.74%	53.22%	76.49%		64.60%

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

Transfers between levels are recognized as of the end of the reporting period. During 2015, $2.2 million of residential mortgage loans held for sale were transferred from significant other observable inputs to significant unobservable inputs. These loans cannot be sold to U.S. government agencies due to origination defects. An unobservable liquidity discount is applied to determine fair value. There were no other transfers in or out of quoted prices in active markets for identical instruments, significant other observable inputs or significant unobservable inputs during the year ended December 31, 2015 and 2014, respectively.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2015 and 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government agency debentures	$61,295	$—	$61,295	$—
U.S. agency residential mortgage-backed securities	10,989	—	10,989	—
Municipal and other tax-exempt securities	31,901	—	31,901	—
Other trading securities	18,219	—	18,219	—
Total trading securities	122,404	—	122,404	—
Available for sale securities:
U.S. Treasury securities	995	995	—	—
Municipal and other tax-exempt securities	56,817	—	47,207	9,610
U.S. government agency residential mortgage-backed securities	5,898,351	—	5,898,351	—
Privately issued residential mortgage-backed securities	139,118	—	139,118	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,905,796	—	2,905,796	—
Other debt securities	4,151	—	—	4,151
Perpetual preferred stock	19,672	—	19,672	—
Equity securities and mutual funds	17,833	3,265	14,568	—
Total available for sale securities	9,042,733	4,260	9,024,712	13,761
Fair value option securities – U.S. government agency residential mortgage-backed securities	444,217	—	444,217	—
Residential mortgage loans held for sale	308,439	—	300,565	7,874
Mortgage servicing rights, net[1]	218,605	—	—	218,605
Derivative contracts, net of cash margin[2]	586,270	38,530	547,740	—
Other assets – private equity funds	22,472	—	—	22,472
Liabilities:
Derivative contracts, net of cash margin[2]	581,701	—	581,701	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in a net asset position that were valued based on quoted prices in active markets or identical instruments (Level 1) are exchange-traded energy derivative contracts, net of cash margin. Derivative contracts in a net liability position that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate and agricultural derivative contracts fully offset by cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. Government agency debentures	$85,092	$—	$85,092	$—
U.S. government agency residential mortgage-backed securities	31,199	—	31,199	—
Municipal and other tax-exempt securities	38,951	—	38,951	—
Other trading securities	33,458	—	33,458	—
Total trading securities	188,700	—	188,700	—
Available for sale securities:
U.S. Treasury securities	1,005	1,005	—	—
Municipal and other tax-exempt securities	63,557	—	53,464	10,093
U.S. government agency residential mortgage-backed securities	6,646,884	—	6,646,884	—
Privately issued residential mortgage-backed securities	165,957	—	165,957	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,048,609	—	2,048,609	—
Other debt securities	9,212	—	5,062	4,150
Perpetual preferred stock	24,277	—	24,277	—
Equity securities and mutual funds	19,444	4,927	14,517	—
Total available for sale securities	8,978,945	5,932	8,958,770	14,243
Fair value option securities – U.S. government agency residential mortgage-backed securities	311,597	—	311,597	—
Residential mortgage loans held for sale	304,182	—	292,326	11,856
Mortgage servicing rights, net[1]	171,976	—	—	171,976
Derivative contracts, net of cash margin[2]	361,874	17,607	344,267	—
Other assets – private equity funds	25,627	—	—	25,627
Liabilities:
Derivative contracts, net of cash margin [2]	354,554	541	354,013	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in a net asset position that were valued based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy derivative contracts, net of cash margin. Derivative contracts in a net liability position that were valued using quoted prices in active markets for identical instruments based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate and agricultural derivative contracts, net of cash margin.

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

The following represents the changes related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities			Residential mortgage loans held for sale	Other assets – private equity funds
	Municipal and other tax-exempt	Other debt securities	Equity securities and mutual funds
Balance, December 31, 2013	$17,805	$4,712	$4,207	$—	$27,341
Transfer to Level 3 from Level 2	—	—	—	13,644	—
Purchases and capital calls	—	—	—	—	1,012
Redemptions and distributions	(7,487)	(500)	—	—	(7,473)
Proceeds from sales	—	—	—	(1,176)	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	—	(612)	—
Gain on assets, net	—	—	—	—	4,747
Gain on available for sale securities, net	(235)	—	—	—	—
Charitable contributions to BOKF Foundation	—	—	(2,420)	—	—
Other comprehensive income (loss):
Net change in unrealized gain (loss)	10	(62)	(1,787)	—	—
Balance, December 31, 2014	10,093	4,150	—	11,856	25,627
Transfer to Level 3 from Level 2	—	—	—	2,193	—
Purchases and capital calls	—	—	—	—	1,027
Redemptions and distributions	—	—	—	—	(6,955)
Proceeds from sales	—	—	—	(6,283)	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	—	108	—
Gain on assets, net	—	—	—	—	2,773
Gain on available for sale securities, net	—	—	—	—	—
Charitable contributions to BOKF Foundation	—	—	—	—	—
Other comprehensive income (loss):
Net change in unrealized gain (loss)	(483)	1	—	—	—
Balance, December 31, 2015	$9,610	$4,151	$—	$7,874	$22,472

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2015 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements
	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Significant Unobservable Input	Range (Weighted Average)

Available for sale securities:
Municipal and other tax-exempt securities	$10,370	$10,311	$9,610	Discounted cash flows	[1]	Interest rate spread	5.47%-5.77% (5.73%)	[2]
							92.34%-92.93% (92.67%)	[3]
Other debt securities	4,400	4,400	4,151	Discounted cash flows	[1]	Interest rate spread	5.80% - 5.92% (5.90%)	[4]
							94.33% - 94.34% (94.34%)	[3]
Residential mortgage loans held for sale	N/A	8,395	7,874	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies	93.79%

Other assets - private equity funds	N/A	N/A	22,742	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 499 to 541 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1%.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2014 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements
	Par Value	Amortized Cost[6]	Fair Value	Valuation Technique(s)		Significant Unobservable Input	Range (Weighted Average)

Available for sale securities:
Municipal and other tax-exempt securities	$10,870	$10,805	$10,093	Discounted cash flows	[1]	Interest rate spread	4.96%-5.26% (5.21%)	[2]
							92.65%-94.32% (93.09%)	[3]
Other debt securities	4,400	4,400	4,150	Discounted cash flows	[1]	Interest rate spread	5.62% - 5.67% (5.66%)	[4]
							92.65% - 92.95% (92.77%)	[3]
Residential mortgage loans held for sale	N/A	12,468	11,856	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies	95.09%

Other assets - private equity funds	N/A	N/A	25,627	Net asset value reported by underlying fund		Net asset value reported by underlying fund	N/A

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets with the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2015			Fair Value Adjustments for the Year Ended December 31, 2015 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$252	$20,805	$4,042	$—
Real estate and other repossessed assets	—	13,611	245	—	1,820

	Carrying Value at December 31, 2014			Fair Value Adjustments for the Year Ended December 31, 2014 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$8,198	$635	$4,044	$—
Real estate and other repossessed assets	—	22,594	3,691	—	3,563

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2015 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)

Impaired loans	$20,805	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	245	Appraised value, as adjusted	Marketability adjustments off appraised value[1]	66%-81% (74%)

[1]	Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2014 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)

Impaired loans	$635	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral.	N/A
Real estate and other repossessed assets	3,691	Appraised value, as adjusted	Marketability adjustments off appraised value	65%

The fair value of pension plan assets was approximately $44 million at December 31, 2015 and $49 million at December 31, 2014, determined by significant other observable inputs. Fair value adjustments of pension plan assets along with changes in the projected benefit obligation are recognized in other comprehensive income.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring (dollars in thousands):

	December 31, 2015
	Carrying Value	Range of Contractual Yields			Average Re-pricing (in years)	Discount Rate			Estimated Fair Value
Cash and due from banks	$573,699								$573,699
Interest-bearing cash and cash equivalents	2,069,900								2,069,900
Trading securities:
U.S. Government agency debentures	61,295								61,295
U.S. government agency residential mortgage-backed securities	10,989								10,989
Municipal and other tax-exempt securities	31,901								31,901
Other trading securities	18,219								18,219
Total trading securities	122,404								122,404
Investment securities:
Municipal and other tax-exempt securities	365,258								368,910
U.S. government agency residential mortgage-backed securities	26,833								27,874
Other debt securities	205,745								232,375
Total investment securities	597,836								629,159
Available for sale securities:
U.S. Treasury securities	995								995
Municipal and other tax-exempt securities	56,817								56,817
U.S. government agency residential mortgage-backed securities	5,898,351								5,898,351
Privately issued residential mortgage-backed securities	139,118								139,118
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,905,796								2,905,796
Other debt securities	4,151								4,151
Perpetual preferred stock	19,672								19,672
Equity securities and mutual funds	17,833								17,833
Total available for sale securities	9,042,733								9,042,733
Fair value option securities – U.S. government agency residential mortgage-backed securities	444,217								444,217
Residential mortgage loans held for sale	308,439								308,439
Loans:
Commercial	10,252,531	0.25	% -	30.00%	0.62	0.52	% -	4.34%	10,053,952
Commercial real estate	3,259,033	0.38	% -	18.00%	0.73	0.95	% -	3.93%	3,233,476
Residential mortgage	1,876,893	1.67	% -	18.00%	2.42	0.86	% -	4.25%	1,902,976
Personal	552,697	0.38	% -	21.00%	0.37	1.19	% -	4.11%	549,068
Total loans	15,941,154								15,739,472
Allowance for loan losses	(225,524)								—
Loans, net of allowance	15,715,630								15,739,472
Mortgage servicing rights	218,605								218,605
Derivative instruments with positive fair value, net of cash margin	586,270								586,270
Other assets – private equity funds	22,472								22,472
Deposits with no stated maturity	18,682,094								18,682,094
Time deposits	2,406,064	0.02	% -	5.50%	1.78	1.11	% -	1.57%	2,394,562
Other borrowings	6,051,515	0.25	% -	3.40%	0.00	0.20	% -	2.89%	5,600,932
Subordinated debentures	226,350	1.05%			1.37	2.12%			223,758
Derivative instruments with negative fair value, net of cash margin	581,701								581,701

	December 31, 2014
	Carrying Value	Range of Contractual Yields			Average Re-pricing (in years)	Discount Rate			Estimated Fair Value
Cash and due from banks	$550,576								$550,576
Interest-bearing cash and cash equivalents	1,925,266								1,925,266
Trading securities:
U.S. Government agency debentures	85,092								85,092
U.S. government agency residential mortgage-backed securities	31,199								31,199
Municipal and other tax-exempt securities	38,951								38,951
Other trading securities	33,458								33,458
Total trading securities	188,700								188,700
Investment securities:
Municipal and other tax-exempt	405,090								408,344
U.S. government agency residential mortgage-backed securities	35,750								37,463
Other debt securities	211,520								227,819
Total investment securities	652,360								673,626
Available for sale securities:
U.S. Treasury	1,005								1,005
Municipal and other tax-exempt	63,557								63,557
U.S. government agency residential mortgage-backed securities	6,646,884								6,646,884
Privately issued residential mortgage-backed securities	165,957								165,957
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,048,609								2,048,609
Other debt securities	9,212								9,212
Perpetual preferred stock	24,277								24,277
Equity securities and mutual funds	19,444								19,444
Total available for sale securities	8,978,945								8,978,945
Fair value option securities – U.S. government agency residential mortgage-backed securities	311,597								311,597
Residential mortgage loans held for sale	304,182								304,182
Loans:
Commercial	9,095,670	0.17	% -	30.00%	0.65	0.51	% -	4.34%	8,948,870
Commercial real estate	2,728,150	0.38	% -	18.00%	0.84	1.09	% -	3.78%	2,704,454
Residential mortgage	1,949,512	1.20	% -	18.00%	2.50	0.64	% -	3.99%	1,985,870
Personal	434,705	0.38	% -	21.00%	0.45	1.04	% -	3.98%	431,274
Total loans	14,208,037								14,070,468
Allowance for loan losses	(189,056)								—
Loans, net of allowance	14,018,981								14,070,468
Mortgage servicing rights	171,976								171,976
Derivative instruments with positive fair value, net of cash margin	361,874								361,874
Other assets – private equity funds	25,627								25,627
Deposits with no stated maturity	18,532,143								18,532,143
Time deposits	2,608,716	0.02	% -	9.64%	1.92	0.76	% -	1.33%	2,612,576
Other borrowings	3,378,294	0.21	% -	1.52%	0.12	0.06	% -	2.64%	3,331,771
Subordinated debentures	347,983	0.92	% -	5.00%	1.67	2.14%			344,687
Derivative instruments with negative fair value, net of cash margin	354,554								354,554

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $195 million at December 31, 2015 and $161 million at December 31, 2014.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at December 31, 2015 or December 31, 2014.

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

(19) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets
(In thousands)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$282,169	$510,668
Available for sale securities	20,150	24,794
Investment in subsidiaries	2,933,081	2,774,276
Other assets	1,534	1,637
Total assets	$3,236,934	$3,311,375

Liabilities and Shareholders’ Equity
Other liabilities	$6,378	$9,196
Total liabilities	6,378	9,196
Shareholders’ equity:
Common stock	4	4
Capital surplus	982,009	954,644
Retained earnings	2,704,121	2,530,837
Treasury stock	(477,165)	(239,979)
Accumulated other comprehensive income	21,587	56,673
Total shareholders’ equity	3,230,556	3,302,179
Total liabilities and shareholders’ equity	$3,236,934	$3,311,375
Statements of Earnings
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Dividends, interest and fees received from subsidiaries	$150,308	$75,412	$225,340
Other revenue	1,279	1,572	3,341
Total revenue	151,587	76,984	228,681
Interest expense	131	293	292
Charitable contributions to BOKF Foundation	—	2,420	2,062
Professional fees and services	378	600	811
Other operating expense	1,864	1,556	1,210
Total expense	2,373	4,869	4,375
Income before taxes and equity in undistributed income of subsidiaries	149,214	72,115	224,306
Federal and state income taxes	(375)	(1,702)	(1,578)
Income before equity in undistributed income of subsidiaries	149,589	73,817	225,884
Equity in undistributed income of subsidiaries	138,976	218,618	90,725
Net income attributable to BOK Financial Corp. shareholders	$288,565	$292,435	$316,609

Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$288,565	$292,435	$316,609
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(138,976)	(218,618)	(90,725)
Tax effect from equity compensation, net	(925)	(8,258)	(2,210)
Change in other assets	49	8,726	(8,308)
Change in other liabilities	(2,818)	1,055	4,263
Net cash provided by operating activities	145,895	75,340	219,629
Cash Flows From Investing Activities:
Proceeds from sales of available for sale securities	4,760	—	13,600
Investment in subsidiaries	(41,969)	(15,336)	(36,000)
Acquisitions, net of cash acquired	—	—	(7,500)
Net cash used in investing activities	(37,209)	(15,336)	(29,900)
Cash Flows From Financing Activities:
Issuance of common and treasury stock, net	6,711	4,472	16,566
Tax effect from equity compensation, net	925	8,258	2,210
Dividends paid	(115,281)	(111,026)	(104,722)
Repurchase of common stock	(229,540)	(12,337)	—
Net cash used in financing activities	(337,185)	(110,633)	(85,946)
Net increase (decrease) in cash and cash equivalents	(228,499)	(50,629)	103,783
Cash and cash equivalents at beginning of period	510,668	561,297	457,514
Cash and cash equivalents at end of period	$282,169	$510,668	$561,297
Cash paid for interest	$131	$293	$292
Issuance of shares in settlement of deferred compensation, net	$—	$8,352	$—
(20) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on December 31, 2015 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. Except as disclosed in Notes 6 and 14, no events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Annual Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2015
	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,031,403	$5,580	0.27%
Trading securities	149,572	3,055	2.49%
Investment securities
Taxable	236,193	12,932	5.48%
Tax-exempt	386,122	5,971	1.55%
Total investment securities	622,315	18,903	3.04%
Available for sale securities
Taxable	8,937,418	172,582	1.97%
Tax-exempt	81,469	3,341	4.25%
Total available for sale securities	9,018,887	175,923	1.99%
Fair value option securities	426,461	9,264	2.26%
Restricted equity securities	230,140	13,532	5.88%
Residential mortgage loans held for sale	380,979	13,602	3.59%
Loans	15,063,002	539,426	3.58%
Allowance for loan losses	(200,872)
Loans, net of allowance	14,862,130	539,426	3.63%
Total earning assets	27,721,887	779,285	2.84%
Receivable on unsettled securities sales	80,079
Cash and other assets	2,772,789
Total assets	$30,574,755

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,919,913	$8,821	0.09%
Savings	377,497	383	0.10%
Time	2,587,367	34,966	1.35%
Total interest-bearing deposits	12,884,777	44,170	0.34%
Funds purchased	69,149	65	0.09%
Repurchase agreements	766,410	282	0.04%
Other borrowings	4,212,417	13,857	0.33%
Subordinated debentures	276,662	5,100	1.84%
Total interest-bearing liabilities	18,209,415	63,474	0.35%
Non-interest bearing demand deposits	8,048,469
Due on unsettled securities purchases	173,743
Other liabilities	769,823
Total equity	3,373,305
Total liabilities and equity	$30,574,755

Tax-equivalent Net Interest Revenue		$715,811	2.49%
Tax-equivalent Net Interest Revenue to Earning Assets			2.60%
Less tax-equivalent adjustment		12,457
Net Interest Revenue		703,354
Provision for credit losses		34,000
Other operating revenue		666,853
Other operating expense		904,564
Net income before taxes		431,643
Federal and state income taxes		139,384
Net income		292,259
Net income attributable to non-controlling interests		3,694
Net income attributable to BOK Financial Corporation shareholders		$288,565
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$4.22
Diluted		$4.21
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

Annual Financial Summary – Unaudited (continued) Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2014			December 31, 2013
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$1,127,664	$2,749	0.24%	$503,603	$1,075	0.21%
Trading securities	120,415	2,520	2.57%	148,816	2,696	1.81%
Investment securities
Taxable	233,105	13,183	5.66%	244,750	14,260	5.83%
Tax-exempt	422,507	6,785	1.61%	365,543	6,324	1.82%
Total investment securities	655,612	19,968	3.05%	610,293	20,584	3.48%
Available for sale securities
Taxable	9,546,366	182,923	1.94%	10,717,416	204,830	1.96%
Tax-exempt	92,438	3,321	3.73%	116,066	3,498	3.13%
Total available for sale securities	9,638,804	186,244	1.95%	10,833,482	208,328	1.97%
Fair value option securities	183,206	3,611	2.05%	200,888	3,907	1.97%
Restricted equity securities	127,161	7,040	5.54%	126,127	5,071	4.02%
Residential mortgage loans held for sale	259,809	10,143	3.93%	230,588	8,505	3.73%
Loans	13,406,118	510,916	3.81%	12,342,333	505,503	4.10%
Allowance for loan losses	(189,574)			(203,874)
Loans, net of allowance	13,216,544	510,916	3.87%	12,138,459	505,503	4.16%
Total earning assets	25,329,215	743,191	2.95%	24,792,256	755,669	3.09%
Receivable on unsettled securities sales	88,784			121,540
Cash and other assets	2,580,859			2,467,298
Total assets	$27,998,858			$27,381,094

Liabilities and equity
Interest-bearing deposits:
Transaction	$9,737,795	$9,757	0.10%	$9,524,008	$11,155	0.12%
Savings	345,183	401	0.12%	313,280	442	0.14%
Time	2,644,847	40,525	1.53%	2,795,676	43,967	1.57%
Total interest-bearing deposits	12,727,825	50,683	0.40%	12,632,964	55,564	0.44%
Funds purchased	494,220	341	0.07%	866,062	848	0.10%
Repurchase agreements	928,767	583	0.06%	811,996	503	0.06%
Other borrowings	1,928,742	6,748	0.35%	1,693,993	5,238	0.31%
Subordinated debentures	347,892	8,690	2.50%	347,717	8,741	2.51%
Total interest-bearing liabilities	16,427,446	67,045	0.41%	16,352,732	70,894	0.43%
Non-interest bearing demand deposits	7,687,333			7,090,319
Due on unsettled securities purchases	136,360			313,082
Other liabilities	536,958			613,879
Total equity	3,210,761			3,011,082
Total liabilities and equity	$27,998,858			$27,381,094

Tax-equivalent Net Interest Revenue		$676,146	2.54%		$684,775	2.66%
Tax-equivalent Net Interest Revenue to Earning Assets			2.68%			2.80%
Less tax-equivalent adjustment		10,952			10,298
Net Interest Revenue		665,194			674,477
Provision for credit losses		—			(27,900)
Other operating revenue		621,958			614,472
Other operating expense		847,522			840,620
Net income before taxes		439,630			476,229
Federal and state income taxes		144,151			157,298
Net income		295,479			318,931
Net income attributable to non-controlling interests		3,044			2,322
Net income attributable to BOK Financial Corporation shareholders		$292,435			$316,609
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$4.23			$4.61
Diluted		$4.22			$4.59

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	December 31, 2015			September 30, 2015
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$1,995,945	$1,466	0.29%	$2,038,611	$1,442	0.28%
Trading securities	150,402	840	2.86%	179,098	945	2.70%
Investment securities
Taxable	232,566	3,144	5.41%	233,914	3,211	5.49%
Tax-exempt	369,803	1,413	1.53%	382,177	1,468	1.54%
Total investment securities	602,369	4,557	3.03%	616,091	4,679	3.04%
Available for sale securities
Taxable	8,894,019	43,649	2.02%	8,862,917	43,473	1.99%
Tax-exempt	77,071	786	4.22%	79,344	796	4.15%
Total available for sale securities	8,971,090	44,435	2.04%	8,942,261	44,269	2.01%
Fair value option securities	435,449	2,461	2.32%	429,951	2,480	2.30%
Restricted equity securities	262,461	3,905	5.95%	255,610	3,802	5.95%
Residential mortgage loans held for sale	310,425	2,968	3.85%	401,359	3,793	3.79%
Loans	15,586,998	139,372	3.55%	15,192,311	135,498	3.54%
Allowance for loan losses	(207,156)			(202,829)
Loans, net of allowance	15,379,842	139,372	3.60%	14,989,482	135,498	3.59%
Total earning assets	28,107,983	200,004	2.86%	27,852,463	196,908	2.83%
Receivable on unsettled securities sales	62,228			64,591
Cash and other assets	2,909,965			2,852,679
Total assets	$31,080,176			$30,769,733
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,527,491	$2,098	0.09%	$9,760,839	$2,061	0.08%
Savings	382,284	89	0.09%	379,828	97	0.10%
Time	2,482,714	7,881	1.26%	2,557,874	8,573	1.33%
Total interest-bearing deposits	12,392,489	10,068	0.32%	12,698,541	10,731	0.34%
Funds purchased	73,220	21	0.11%	70,281	15	0.08%
Repurchase agreements	623,921	68	0.04%	672,085	49	0.03%
Other borrowings	4,957,175	4,720	0.38%	4,779,981	3,637	0.30%
Subordinated debentures	226,332	644	1.13%	226,296	596	1.04%
Total interest-bearing liabilities	18,273,137	15,521	0.34%	18,447,184	15,028	0.32%
Non-interest bearing demand deposits	8,312,961			7,994,607
Due on unsettled securities purchases	248,811			90,135
Other liabilities	884,652			838,612
Total equity	3,360,615			3,399,195
Total liabilities and equity	$31,080,176			$30,769,733
Tax-equivalent Net Interest Revenue		$184,483	2.52%		$181,880	2.51%
Tax-equivalent Net Interest Revenue to Earning Assets			2.64%			2.61%
Less tax-equivalent adjustment		3,222			3,244
Net Interest Revenue		181,261			178,636
Provision for credit losses		22,500			7,500
Other operating revenue		161,115			163,436
Other operating expense		232,558			224,628
Net income before taxes		87,318			109,944
Federal and state income taxes		26,242			34,128
Net income		61,076			75,816
Net income attributable to non-controlling interests		1,475			925
Net income attributable to BOK Financial Corp. shareholders		$59,601			$74,891
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$0.89			$1.09
Diluted		$0.89			$1.09
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

Quarterly Financial Summary – Unaudited (continued) Consolidated Daily Average Balances, Average Yields and Rates

Three Months Ended
June 30, 2015			March 31, 2015			December 31, 2014
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$2,002,456	$1,250	0.25%	$2,089,546	$1,422	0.27%	$2,090,176	$1,500	0.28%
127,391	585	1.85%	140,968	685	2.55%	164,502	901	2.48%

236,956	3,251	5.49%	241,458	3,326	5.51%	244,395	3,468	5.68%
391,533	1,526	1.56%	401,367	1,564	1.56%	406,516	1,586	1.56%
628,489	4,777	3.05%	642,825	4,890	3.04%	650,911	5,054	3.11%

8,980,312	42,355	1.92%	9,014,566	43,105	1.95%	9,073,467	43,953	1.97%
82,694	838	4.21%	86,899	921	4.40%	88,434	904	4.23%
9,063,006	43,193	1.94%	9,101,464	44,026	1.98%	9,161,901	44,857	1.99%
435,294	2,320	2.17%	404,775	2,003	2.28%	221,773	1,053	2.18%
221,911	3,228	5.82%	179,385	2,597	5.79%	182,737	2,635	5.77%
464,269	3,892	3.37%	348,054	2,949	3.41%	321,746	3,101	3.87%
14,905,352	135,603	3.65%	14,554,582	128,953	3.59%	13,882,005	130,378	3.73%
(198,400)			(194,948)			(190,787)
14,706,952	135,603	3.70%	14,359,634	128,953	3.64%	13,691,218	130,378	3.78%
27,649,768	194,848	2.84%	27,266,651	187,525	2.80%	26,484,964	189,479	2.86%
94,374			99,706			69,109
2,719,930			2,604,347			2,578,124
$30,464,072			$29,970,704			$29,132,197

$10,063,589	$2,197	0.09%	$10,338,396	$2,465	0.10%	$9,730,564	$2,328	0.09%
381,833	103	0.11%	365,835	94	0.10%	346,132	96	0.11%
2,651,820	8,966	1.36%	2,659,323	9,546	1.46%	2,647,147	9,777	1.47%
13,097,242	11,266	0.35%	13,363,554	12,105	0.37%	12,723,843	12,201	0.38%
63,312	13	0.08%	69,730	16	0.09%	71,728	14	0.08%
773,977	61	0.03%	1,000,839	104	0.04%	996,308	109	0.04%
4,001,479	3,047	0.31%	3,084,214	2,453	0.32%	3,021,094	2,443	0.32%
307,903	1,695	2.21%	348,007	2,165	2.52%	347,960	2,189	2.50%
18,243,913	16,082	0.35%	17,866,344	16,843	0.38%	17,160,933	16,956	0.39%
7,996,717			7,885,485			7,974,165
151,369			205,096			137,566
690,604			662,218			549,388
3,381,469			3,351,561			3,310,145
$30,464,072			$29,970,704			$29,132,197
	$178,766	2.49%		$170,682	2.42%		$172,523	2.47%
		2.61%			2.55%			2.61%
	3,035			2,956			2,859
	175,731			167,726			169,664
	4,000			—			—
	176,285			166,017			151,903
	227,113			220,265			225,877
	120,903			113,478			95,690
	40,630			38,384			30,109
	80,273			75,094			65,581
	1,043			251			1,263
	$79,230			$74,843			$64,318

	$1.15			$1.08			$0.93
	$1.15			$1.08			$0.93

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
ITEM 9B.  OTHER INFORMATION

None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings “Election of Directors,” “Executive Officers, “Insider Reporting,” “Director Nominations,” and “Risk Oversight and Audit Committee” in BOK Financial's 2016 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2015 Annual Proxy Statement to Shareholders.
ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation, “Compensation Committee Report,” “Executive Compensation Tables,” and “Director Compensation” in BOK Financial's 2016 Annual Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in BOK Financial's 2016 Annual Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the headings “Certain Transactions,” “Director Independence” and “Related Party Transaction Review and Approval Process” in BOK Financial's 2016 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” in BOK Financial's 2016 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
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

Exhibit Number	Description of Exhibit
10.4.7 (b)	Amended and Restated Employment Agreement (amended June 15, 2013) between BOK Financial and Steven Nell incorporated by reference to Exhibit 99.B of Form 8-K filed September 4, 2013.

10.4.8	Employment Agreement dated August 1, 2005 between BOK Financial Corporation and Donald T. Parker, incorporated by reference to Exhibit 99 (a) of Form 8-K filed on February 1, 2006.

10.4.8 (a)	Amended and Restated Employment Agreement Dated June 15, 2013 between BOK Financial and Donald T. Parker, incoporated by reference to Exhibit 10.4.8(a) of Form 10-K filed on February 27, 2015.

10.4.9	Employment Agreement dated April 4, 2008 between Bank of Texas, NA, and Norman P. Bagwell, incorporated by reference to Exhibit 10.4.9 of Form 10-K filed on February 27, 2013.

10.4.9 (a)
First Amendment of Employment Agreement dated June 30, 2011 between Bank of Texas, a division of BOKF, NA, and Norman P. Bagwell, incorporated by reference to Exhibit 10.4.9 (a) of Form 10-K filed on February 27, 2013.

10.4.9 (b)	Amended and Restated Employment Agreement (amended as of June 15, 2013) between BOK Financial and Norman Bagwell, incorporated by reference to Exhibit 99.A of Form 8-K filed September 4, 2013.

10.4.10	Amended and Restated Employment Agreement (amended as of June 15, 2013) between BOK Financial and Stacy C. Kymes, filed herewith.

10.6	Capitalization and Stock Purchase Agreement dated May 20, 1991, between BOK Financial and Kaiser, incorporated by reference to Exhibit 10.6 of S-1 Registration Statement No. 33-90450.

10.7.7	BOK Financial Corporation 2001 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-62578.

10.7.8	BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

10.7.9	Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

10.7.10	Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

10.7.11	BOK Financial Corporation 2003 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106531.

10.7.12	BOK Financial Corporation 2003 Executive Incentive Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106530.

10.7.13	10b5-1 Repurchase Plan between BOK Financial Corporation and BOSC, Inc. dated May 27, 2008, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 27, 2008.

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

BOK FINANCIAL CORPORATION

DATE:    February 29, 2016                                                        BY:  /s/ George B. Kaiser
George B. Kaiser                        Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Steven G. Bradshaw
George B. Kaiser Chairman of the Board of Directors	Steven G. Bradshaw Director, President and Chief Executive Officer
/s/ Steven E. Nell	/s/ John C. Morrow
Steven E. Nell Executive Vice President and Chief Financial Officer	John C. Morrow Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Alan S. Armstrong	/s/ Kimberley D. Henry
Alan S. Armstrong	Kimberley D. Henry
/s/ E. Carey Joullian, IV
C. Frederick Ball, Jr.	E. Carey Joullian, IV
/s/ Sharon J. Bell	/s/ Robert J. LaFortune
Sharon J. Bell	Robert J. LaFortune
/s/ Peter C. Boylan, III
Peter C. Boylan, III	Stanley A. Lybarger
/s/ Chester E. Cadieux, III	/s/ Steven J. Malcolm
Chester E. Cadieux, III	Steven J. Malcolm
/s/ Joseph W. Craft, III	/s/ Emmet C. Richards
Joseph W. Craft, III	Emmet C. Richards
/s/ John W. Gibson
John W. Gibson	John Richels
/s/ David F. Griffin
David F. Griffin	Michael C. Turpen
/s/ V. Burns Hargis
V. Burns Hargis	R.A. Walker

Douglas D. Hawthorne