Form 10-Q
period 2016-03-31
BOK FINANCIAL CORP ET AL
filed 2016-04-29
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,155,103 shares of common stock ($.00006 par value) as of March 31, 2016.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2016

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $42.6 million or $0.64 per diluted share for the first quarter of 2016, compared to $74.8 million or $1.08 per diluted share for the first quarter of 2015 and $59.6 million or $0.89 per diluted share for the fourth quarter of 2015. The decrease in net income was largely based on an increase in the provision for credit losses and a decrease in the fair value of mortgage servicing rights, net of economic hedges.

Highlights of the first quarter of 2016 included:

•
Net interest revenue totaled $182.6 million for the first quarter of 2016, compared to $167.7 million for the first quarter of 2015 and $181.3 million for the fourth quarter of 2015. Net interest revenue increased over the prior year primarily due to growth in average earning assets. Average earning assets were $28.6 billion for the first quarter of 2016 and $27.3 billion for the first quarter of 2015. Net interest margin was 2.65 percent for the first quarter of 2016. Net interest margin was 2.55 percent for the first quarter of 2015 and 2.64 percent for the fourth quarter of 2015.

•
Fees and commissions revenue totaled $165.6 million for the first quarter of 2016, largely unchanged compared to the first quarter of 2015. Mortgage banking revenue decreased $4.9 million primarily due to lower loan production volume. This decrease was offset by increases in all other revenue categories. Fees and commissions revenue increased $9.8 million over the fourth quarter of 2015, primarily due to a $9.4 million increase in mortgage banking revenue.

•
Changes in the fair value of mortgage servicing rights, net of economic hedges, decreased pre-tax net income in the first quarter of 2016 by $11.4 million, decreased pre-tax net income in the first quarter of 2015 by $5.0 million and increased pre-tax net income by $2.6 million in the fourth quarter of 2015. Net changes in the fair value of mortgage servicing rights for the first quarter of 2016 were largely driven by a decrease in mortgage interest rates during the first quarter and a narrowing in the forward-looking spread between the primary mortgage interest rates offered to borrowers and secondary mortgage interest rates required by investors.

•
Operating expenses totaled $244.9 million for the first quarter of 2016, an increase of $24.6 million over the first quarter of 2015. Personnel expense increased $7.3 million and non-personnel expense increased $17.3 million. The first quarter of 2016 included several litigation accruals and post-acquisition valuation adjustments to a consolidated merchant banking investment. Deposit insurance expense increased due to increased criticized and classified assets levels, an input into the deposit insurance assessment calculation. Operating expenses increased $12.3 million compared to the previous quarter.

•
The Company recorded a $35.0 million provision for credit losses in the first quarter of 2016. The additional provision was largely a result of the extended decline in commodity prices and its impact on our energy loan portfolio. The Company recorded a $22.5 million provision in the fourth quarter of 2015. No provision for credit losses was recorded in the first quarter of 2015. Gross charge-offs were $24.0 million in the first quarter of 2016, $2.2 million in the first quarter of 2015 and $4.9 million in the fourth quarter of 2015. Recoveries were $1.5 million in the first quarter of 2016, compared to $10.5 million in the first quarter of 2015 and $1.9 million in the fourth quarter of 2015.

•
The combined allowance for credit losses totaled $240 million or 1.50 percent of outstanding loans at March 31, 2016, compared to $227 million or 1.43 percent of outstanding loans at December 31, 2015. The portion of the combined allowance attributed to the energy portfolio totaled 3.19 percent of outstanding energy loans at March 31, 2016, an increase from 2.89 percent of outstanding energy loans at December 31, 2015.

•
Nonperforming assets that are not guaranteed by U.S. government agencies totaled $252 million or 1.59 percent of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at March 31, 2016 and $156 million or 0.99 percent of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at December 31, 2015. Nonperforming energy loans increased $98 million during the first quarter.

•
Average loans increased by $405 million over the previous quarter due primarily to a $244 million increase in commercial loans and a $177 million increase in commercial real estate loans. Period-end outstanding loan balances were $16.0 billion at March 31, 2016, a $81 million increase over December 31, 2015. Commercial real estate loans increased $111 million, and commercial loan balances increased $36 million. Personal loans decreased $58 million.

•
Average deposit balances were largely unchanged compared to the previous quarter. Decreased demand and time deposit balances were offset by growth in interest-bearing transaction accounts. Period-end deposits were $20.4 billion at March 31, 2016, a decrease of $670 million compared to December 31, 2015. The overall decrease in period-end deposits was due to normal post-year-end activity and reductions in balances held by energy-related customers.

•
The Company's common equity Tier 1 ratio was 12.00% at March 31, 2016. In addition, the Company's Tier 1 capital ratio was 12.00%, total capital ratio was 13.21% and leverage ratio was 9.12% at March 31, 2016. The Company's common equity Tier 1 ratio was 12.13% at December 31, 2015. In addition, the Company's Tier 1 capital ratio was 12.13%, total capital ratio was 13.30% and leverage ratio was 9.25% at December 31, 2015.

•
The Company paid a regular quarterly cash dividend of $28 million or $0.43 per common share during the first quarter of 2016. On April 26, 2016, the board of directors approved a regular quarterly cash dividend of $0.43 per common share payable on or about May 27, 2016 to shareholders of record as of May 13, 2016.

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

Net interest revenue totaled $182.6 million for the first quarter of 2016 compared to $167.7 million for the first quarter of 2015 and $181.3 million for the fourth quarter of 2015. Net interest margin was 2.65 percent for the first quarter of 2016, 2.55 percent for the first quarter of 2015 and 2.64 percent for the fourth quarter of 2015.

Net interest revenue increased $14.8 million over the first quarter of 2015. Net interest revenue increased $12.9 million primarily due to the growth in average loan balances, partially offset by increased borrowings. Net interest revenue increased $3.4 million due to a change in rates primarily from the full quarter impact of the increase in the federal funds rate by the Federal Reserve in the fourth quarter of 2015.

The tax-equivalent yield on earning assets was 2.92 percent for the first quarter of 2016, up 12 basis points over the first quarter of 2015. The available for sale securities portfolio yield increased 10 basis points to 2.08 percent. The yield on interest-bearing cash and cash equivalents increased 26 basis points. Loan yields decreased 2 basis points, primarily due to growth in variable-rate loans and continued repricing in the low rate environment. Funding costs were up 2 basis points over the first quarter of 2015. The cost of interest-bearing deposits decreased 3 basis points and the cost of other borrowed funds increased 25 basis points largely due to the mix of funding sources. The cost of subordinated debentures decreased 126 basis points as $122 million of fixed-rate subordinated debt matured on June 1, 2015. The cost of this subordinated debt was 5.56 percent. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 13 basis points for the first quarter of 2016, unchanged compared to the first quarter of 2015.

Average earning assets for the first quarter of 2016 increased $1.3 billion or 5 percent over the first quarter of 2015. Average loans, net of allowance for loan losses, increased $1.4 billion due primarily to growth in average commercial and commercial real estate loans. The average balance of available for sale securities decreased $150 million and the average balance of restricted equity securities increased $115 million. The average balances of trading securities and fair value option securities held as an economic hedge of our mortgage servicing rights also increased, offset by decreases in residential mortgage loans held for sale, investment securities and interest-bearing cash and cash equivalents.

Average deposits decreased $622 million over the first quarter of 2015. Average interest-bearing transaction accounts decreased $582 million and average time deposits decreased $293 million, partially offset by a $220 million increase in average demand deposit balances. Average savings account balances also grew over the prior year. Average borrowed funds increased $2.2 billion over the first quarter of 2015, primarily due to increased borrowings from the Federal Home Loan Banks. The average balance of subordinated debentures decreased $122 million.

Net interest margin increased 1 basis point over the fourth quarter of 2015. The yield on average earning assets increased 6 basis points. The loan portfolio yield increased 2 basis points to 3.57 percent. The yield on the available for sale securities portfolio increased 4 basis points to 2.08 percent. Funding costs were 0.40 percent, up 6 basis points over the prior quarter. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities increased 1 basis point. Increased earning asset yields and funding costs were primarily related to the full quarter impact of the increase in the federal funds rate by the Federal Reserve in the fourth quarter of 2015.
Average earning assets increased $464 million during the first quarter of 2016, primarily due to growth in average outstanding loans of $405 million over the previous quarter. Average commercial loan balances increased $244 million and average commercial real estate loan balances increased $177 million. The average balance of interest-bearing cash and cash equivalents increased $57 million. Trading securities balances were up $38 million and the average balance of restricted equity securities increased $32 million. This growth was partially offset by a $21 million decrease in the average balance of residential mortgage loans held for sale, a $20 million decrease in the average balance of the available for sale securities portfolio and a $15 million decrease in average investment securities balances.
Average deposits decreased $79 million compared to the previous quarter. Demand deposit balances decreased $207 million and time deposit balances decreased $116 million, partially offset by a $229 million increase in interest-bearing transaction account balances. The average balance of borrowed funds increased $704 million over the fourth quarter of 2015, primarily due to increased borrowings from the Federal Home Loan Banks and increased federal funds sold and repurchase agreement balances.

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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended March 31, 2016 / 2015
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$1,284	$(48)	$1,332
Trading securities	42	64	(22)
Investment securities:
Taxable securities	(151)	(161)	10
Tax-exempt securities	420	(205)	625
Total investment securities	269	(366)	635
Available for sale securities:
Taxable securities	1,827	(528)	2,355
Tax-exempt securities	(45)	(152)	107
Total available for sale securities	1,782	(680)	2,462
Fair value option securities	586	486	100
Restricted equity securities	1,714	1,662	52
Residential mortgage loans held for sale	(249)	(519)	270
Loans	13,228	13,410	(182)
Total tax-equivalent interest revenue	18,656	14,009	4,647
Interest expense:
Transaction deposits	852	(162)	1,014
Savings deposits	(1)	8	(9)
Time deposits	(2,414)	(911)	(1,503)
Funds purchased	60	19	41
Repurchase agreements	(15)	(37)	22
Other borrowings	5,354	2,751	2,603
Subordinated debentures	(1,455)	(563)	(892)
Total interest expense	2,381	1,105	1,276
Tax-equivalent net interest revenue	16,275	12,904	3,371
Change in tax-equivalent adjustment	1,429
Net interest revenue	$14,846

[1]	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $159.7 million for the first quarter of 2016, a $6.3 million decrease compared to the first quarter of 2015 and a $1.4 million decrease compared to the fourth quarter of 2015. Fees and commissions revenue decreased $364 thousand over the first quarter of 2015 and increased $9.8 million compared to the prior quarter. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue by $11.4 million in the first quarter of 2016, decreased other operating revenue by $5.0 million in the first quarter of 2015 and increased other operating revenue by $2.6 million in the fourth quarter of 2015.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended March 31,				Three Months Ended Dec. 31, 2015
	2016	2015	Increase (Decrease)	% Increase (Decrease)		Increase (Decrease)	% Increase (Decrease)
Brokerage and trading revenue	$32,341	$31,707	$634	2%	$30,255	$2,086	7%
Transaction card revenue	32,354	31,010	1,344	4%	32,319	35	—%
Fiduciary and asset management revenue	32,056	31,469	587	2%	31,165	891	3%
Deposit service charges and fees	22,542	21,684	858	4%	22,813	(271)	(1)%
Mortgage banking revenue	34,430	39,320	(4,890)	(12)%	25,039	9,391	38%
Bank-owned life insurance	2,170	2,198	(28)	(1)%	2,348	(178)	(8)%
Other revenue	9,734	8,603	1,131	13%	11,885	(2,151)	(18)%
Total fees and commissions revenue	165,627	165,991	(364)	—%	155,824	9,803	6%
Other gains, net	1,560	755	805	N/A	2,329	(769)	N/A
Gain (loss) on derivatives, net	7,138	911	6,227	N/A	(732)	7,870	N/A
Gain (loss) on fair value option securities, net	9,443	2,647	6,796	N/A	(4,127)	13,570	N/A
Change in fair value of mortgage servicing rights	(27,988)	(8,522)	(19,466)	N/A	7,416	(35,404)	N/A
Gain on available for sale securities, net	3,964	4,327	(363)	N/A	2,132	1,832	N/A
Total other-than-temporary impairment	—	(781)	781	N/A	(2,114)	2,114	N/A
Portion of loss recognized in (reclassified from) other comprehensive income	—	689	(689)	N/A	387	(387)	N/A
Net impairment losses recognized in earnings	—	(92)	92	N/A	(1,727)	1,727	N/A
Total other operating revenue	$159,744	$166,017	$(6,273)	(4)%	$161,115	$(1,371)	(1)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 48 percent of total revenue for the first quarter of 2016, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue includes revenues from securities trading, customer hedging, retail brokerage and investment banking. Brokerage and trading revenue increased $634 thousand over the first quarter of 2015.

Securities trading revenue was $12.9 million for the first quarter of 2016, an increase of $3.0 million or 30 percent over the first quarter of 2015. Securities trading revenue includes net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $8.9 million for the first quarter of 2016, a $1.5 million decrease compared to the first quarter of 2015 primarily due to lower hedging activity by our mortgage banking and energy customers.

Revenue earned from retail brokerage transactions decreased $334 thousand or 5 percent compared to the first quarter of 2015 to $6.5 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities and mutual funds to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each product type. The decrease in revenue from changes in product mix to products that pay a lower commission rate was partially offset by transaction volume growth. In addition, volume has shifted from sales of products that pay a one-time transaction fee to accounts that pay us an on-going management fee.

Investment banking revenue, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $4.1 million for the first quarter of 2016, a $556 thousand or 12 percent decrease compared to the first quarter of 2015, primarily related to the timing and volume of completed transactions.

Brokerage and trading revenue increased $2.1 million over the fourth quarter of 2015. Securities trading revenue increased $1.2 million primarily related to increased transaction volume in mortgage-backed and U.S. Treasury securities. Investment banking fees increased $936 thousand compared to the prior quarter primarily due to increased financial advisory fees. Retail brokerage fees were up $691 thousand over the prior quarter and customer hedging revenue decreased $779 thousand.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the first quarter of 2016 increased $1.3 million or 4 percent over the first quarter of 2015. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $16.5 million, a $514 thousand or 3 percent increase over the prior year. Merchant services fees totaled $11.2 million, an increase of $743 thousand or 7 percent based on increased transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.7 million, an increase of $87 thousand or 2 percent over the first quarter of 2015.

Transaction card revenue was largely unchanged compared to the fourth quarter of 2015. Growth in merchant services fees was offset by lower interchange fee revenue from debit cards issued by the Company and decreased EFT network revenues.

Fiduciary and asset management revenue increased $587 thousand or 2 percent over the first quarter of 2015 primarily due to decreased fee waivers. We earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and BOSC, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $2.0 million for the first quarter of 2016 compared to $2.7 million for the first quarter of 2015 and $3.5 million for the fourth quarter of 2015. The decrease in fee waivers was related to increased interest rates as a result of the Federal Reserve's federal funds rate increase in the fourth quarter of 2015.

Fiduciary and asset management revenue increased $891 thousand over the fourth quarter of 2015 primarily due decreased fee waivers.

The fair value of fiduciary assets administered by the Company totaled $39.1 billion at March 31, 2016, $37.5 billion at March 31, 2015 and $38.3 billion at December 31, 2015. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity.

Deposit service charges and fees were $22.5 million for the first quarter of 2016, an increase of $858 thousand or 4 percent over the first quarter of 2015. Overdraft fees were $9.6 million for the first quarter of 2016, an increase of $180 thousand or 2 percent compared to the first quarter of 2015. Commercial account service charge revenue totaled $11.3 million, up $786 thousand or 8 percent over the prior year. Service charges on deposit accounts with a standard monthly fee were $1.7 million, a decrease of $112 thousand or 6 percent compared to the first quarter of 2015. Deposit service charges and fees decreased by $271 thousand compared to the prior quarter primarily due to a seasonal decrease in overdraft fee volumes.

Mortgage banking revenue decreased $4.9 million compared to the first quarter of 2015. Mortgage production revenue decreased $7.1 million largely due to lower production activity and decreased percentage of higher-margin mortgage loan refinances. The percentage of refinanced mortgage loans was 49 percent in the first quarter of 2016 compared to 56 percent in the first quarter of 2015. Mortgage servicing revenue grew by $2.2 million or 16 percent over the first quarter of 2015. The outstanding principal balance of mortgage loans serviced for others totaled $20.3 billion, an increase of $3.4 billion or 20 percent.
Mortgage banking revenue increased $9.4 million over the fourth quarter of 2015. Mortgage production revenue increased $8.9 million primarily due to the increased volume of mortgage loan commitments during the quarter. Outstanding mortgage loan commitments at March 31, 2016 were $302 million higher than at December 31, 2015. Total mortgage loans originated during the first quarter of 2016 decreased $121 million compared to the previous quarter. Revenue from mortgage loan servicing grew by $504 thousand due to an increase in the volume of loans serviced. The outstanding balance of mortgage loans serviced for others increased $616 million over December 31, 2015.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Dec. 31, 2015	Increase (Decrease)		% Increase (Decrease)
	2016	2015
Net realized gains on mortgage loans sold	$10,779	$17,251	$(6,472)		(38)%	$15,705	$(4,926)		(31)%
Change in net unrealized gains on mortgage loans held for sale	8,198	8,789	(591)		(7)%	(5,615)	13,813		246%
Total mortgage production revenue	18,977	26,040	(7,063)		(27)%	10,090	8,887		88%
Servicing revenue	15,453	13,280	2,173		16%	14,949	504		3%
Total mortgage revenue	$34,430	$39,320	$(4,890)		(12)%	$25,039	$9,391		38%

Mortgage loans funded for sale	$1,244,015	$1,565,016	$(321,001)		(21)%	$1,365,431	$(121,416)		(9)%
Mortgage loans sold	1,239,391	1,382,042	(142,651)		(10)%	1,424,527	(185,136)		(13)%

Period end outstanding mortgage commitments, net	902,986	824,036	78,950		10%	601,147	301,839		50%
Outstanding principal balance of mortgage loans serviced for others	20,294,662	16,937,128	3,357,534		20%	19,678,226	616,436		3%

Primary residential mortgage interest rate – period end	3.71%	3.69%	2	bps		3.96%	(25	) bps
Primary residential mortgage interest rate – average	3.74%	3.73%	1	bps		3.89%	(15	) bps
Secondary residential mortgage interest rate – period end	2.57%	2.75%	(18	) bps		3.03%	(46	) bps
Secondary residential mortgage interest rate – average	2.70%	2.69%	1	bps		2.91%	(21	) bps

Primary rates disclosed in Table 3 above represent rates generally available to borrowers on 30 year conforming mortgage loans. Secondary rates generally represent yields on 30 year residential mortgage-backed securities guaranteed by U.S. government agencies.

Other revenue increased $1.1 million over the first quarter of 2015, primarily due to revenue from a merchant banking investment acquired in the second quarter of 2015. Other revenue decreased $2.2 million compared to the fourth quarter of 2015.

Net gains on securities, derivatives and other assets

In the first quarter of 2016, we recognized a $4.0 million net gain from sales of $469 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential or to move into securities that are expected to perform better in the current rate environment. In the first quarter of 2015, we recognized a $4.3 million net gain from sales of $335 million of available for sale securities and in the fourth quarter of 2015, we recognized a $2.1 million net gain on sales of $436 million of available for sale securities.

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

Changes in the fair value of mortgage servicing rights are highly dependent on changes in primary mortgage rates, rates offered to borrowers, and assumptions about servicing revenues, servicing costs and discount rates. Changes in the fair value of residential mortgage-backed securities are highly dependent on changes in secondary mortgage rates, or rates required by investors and interest rate derivative contracts are highly dependent on changes in other market interest rates. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in the forward-looking spread between the primary and secondary rates can cause significant earnings volatility. Additionally, the fair value of mortgage servicing rights is dependent on short-term interest rates that affect the value of custodial funds. Changes in the spread between short-term and long-term interest rates can also cause significant earnings volatility.

Table 4 following shows the relationship between changes in the fair value of mortgage servicing rights and the fair value of fair value option residential mortgage-backed securities and interest rate derivative contracts designated as an economic hedge. Both period end primary and secondary mortgage rates fell during the first quarter of 2016. However, we observed a narrowing in the forward-looking spread between primary and secondary mortgage interest rates. A narrowing spread between primary and secondary mortgage interest rates decreases the fair value of mortgage servicing rights and is a risk that we cannot effectively hedge.

Table 4 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	March 31, 2016	Dec. 31, 2015	March 31, 2015
Gain (loss) on mortgage hedge derivative contracts, net	$7,138	$(732)	$911
Gain (loss) on fair value option securities, net	9,443	(4,127)	2,647
Gain (loss) on economic hedge of mortgage servicing rights, net	16,581	(4,859)	3,558
Gain (loss) on change in fair value of mortgage servicing rights	(27,988)	7,416	(8,522)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$(11,407)	$2,557	$(4,964)

Net interest revenue on fair value option securities	$2,033	$2,137	$1,739

Other Operating Expense

Other operating expense for the first quarter of 2016 totaled $244.9 million, a $24.6 million or 11 percent increase over the first quarter of 2015. Personnel expenses increased $7.3 million or 6 percent. Non-personnel expenses increased $17.3 million or 19 percent over the prior year.

Operating expenses increased $12.3 million compared to the previous quarter. Personnel expense increased $2.7 million. Non-personnel expense increased $9.7 million.

Table 5 -- Other Operating Expense
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2015	Increase (Decrease)	% Increase (Decrease)
	2016	2015
Regular compensation	$81,167	$77,762	$3,405	4%	$80,314	$853	1%
Incentive compensation:
Cash-based	30,444	26,941	3,503	13%	30,137	307	1%
Share-based	2,022	2,140	(118)	(6)%	4,276	(2,254)	(53)%
Deferred compensation	69	130	(61)	N/A	652	(583)	N/A
Total incentive compensation	32,535	29,211	3,324	11%	35,065	(2,530)	(7)%
Employee benefits	22,141	21,575	566	3%	17,803	4,338	24%
Total personnel expense	135,843	128,548	7,295	6%	133,182	2,661	2%
Business promotion	5,696	5,748	(52)	(1)%	8,416	(2,720)	(32)%
Professional fees and services	11,759	10,059	1,700	17%	10,357	1,402	14%
Net occupancy and equipment	18,766	19,044	(278)	(1)%	19,356	(590)	(3)%
Insurance	7,265	4,980	2,285	46%	5,415	1,850	34%
Data processing and communications	32,017	29,772	2,245	8%	31,248	769	2%
Printing, postage and supplies	3,907	3,461	446	13%	3,108	799	26%
Net losses and operating expenses of repossessed assets	1,070	613	457	75%	343	727	212%
Amortization of intangible assets	1,159	1,090	69	6%	1,090	69	6%
Mortgage banking costs	12,379	10,167	2,212	22%	11,496	883	8%
Other expense	15,039	6,783	8,256	122%	8,547	6,492	76%
Total other operating expense	$244,900	$220,265	$24,635	11%	$232,558	$12,342	5%

Average number of employees (full-time equivalent)	4,821	4,744	77	2%	4,819	2	—%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $3.4 million or 4 percent over the first quarter of 2015. The average number of employees increased 2 percent over the prior year. Recent additions have primarily been higher-costing positions in compliance and risk management and technology. In addition, standard annual merit increases in regular compensation were effective for the majority of our staff on March 1.

Incentive compensation increased $3.3 million or 11 percent over the first quarter of 2015. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $3.5 million or 13 percent over the first quarter of 2015.

Share-based compensation expense represents expense for equity awards based on grant-date fair value. Non-vested shares awarded prior to 2013 generally cliff vest in 5 years. Non-vested shares awarded since January 1, 2013 generally cliff vest in 3 years and are subject to a two year holding period after vesting. Share-based compensation expense decreased $118 thousand compared to the prior year.

Employee benefit expense increased $566 thousand or 3 percent over the first quarter of 2015 primarily due to increased employee retirement plan and payroll tax expense, partially offset by lower employee medical costs.
Personnel costs increased by $2.7 million over the fourth quarter of 2015, primarily due to a $4.2 million seasonal increase in payroll taxes, partially offset by a $2.5 million decrease in incentive compensation expense. Regular compensation expense increased $853 thousand over the prior quarter.

Non-personnel operating expenses

Non-personnel operating expenses increased $17.3 million or 19 percent over the first quarter of 2015. Other expense increased $8.3 million. We increased litigation accruals by $4.1 million during the first quarter of 2016 for matters previously disclosed in notes to our financial statements due to additional information received during the quarter. We also recorded $2.7 million of post-acquisition valuation adjustments to a consolidated merchant banking investment, $1.1 million of which is attributable to non-controlling interests. Deposit insurance expense increased $2.3 million, primarily due to an increase in criticized and classified assets, an input to the deposit insurance assessment. The increase in criticized and classified assets was related to falling energy prices and overall asset growth. Data processing and communications expense increased $2.2 million due to increased transaction activity. Mortgage banking costs increased $2.2 million due to increased mortgage servicing costs. Professional fees and services expense increased $1.7 million.
Non-personnel expense increased $9.7 million compared to the fourth quarter of 2015. Other expense increased $6.5 million due to litigation accruals and post-acquisition valuation adjustments to a consolidated merchant banking investment. Deposit insurance expense increased $1.9 million and professional fees and services expense increased $1.4 million, partially offset by a $2.7 million seasonal decrease in business promotion expense.
Income Taxes

Income tax expense was $21.4 million or 34.3% of book taxable income for the first quarter of 2016 compared to $38.4 million or 33.8% of book taxable income for the first quarter of 2015 and $26.2 million or 30.1% of book taxable income for the fourth quarter of 2015. Income tax expense as a percentage of net income before taxes was lower in the first quarter of 2016 compared to the first quarter of 2015 primarily due to lower income before taxes. Income tax expense as a percentage of net income before taxes was lower in the fourth quarter of 2015 compared to the first quarter of 2015 primarily due to a decrease in net income before taxes during the fourth quarter of 2015. This resulted in a year-to-date decrease in income tax expense that was recognized in the fourth quarter of 2015.

The Company's effective tax rate is affected by recurring items such as amortization related to its investment in afforable housing investment, net of affordable housing tax credit and other tax benefits, bank-owned life insurance and tax-exempt income. The effective tax rate is also affected by items that may occur in any given period but are not consistent from period to period. Accordingly, the comparability of the effective tax rate from period to period may be impacted.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $13 million at March 31, 2016, $13 million at December 31, 2015, and $14 million at March 31, 2015.

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

As shown in Table 6, net income attributable to our lines of business decreased $20.2 million or 31 percent compared to the first quarter of 2015. Net interest revenue grew by $19.1 million over the prior year. This was offset by a $30.6 million increase in net charge-offs primarily due to energy loans and an $18.9 million increase in operating expense primarily due to increased litigation accruals, increased mortgage banking expense, and a post-acquisition valuation adjustment on a consolidated merchant banking investment.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Commercial Banking	$37,115	$48,603
Consumer Banking	119	7,281
Wealth Management	6,977	8,526
Subtotal	44,211	64,410
Funds Management and other	(1,647)	10,433
Total	$42,564	$74,843

Commercial Banking

Commercial Banking contributed $37.1 million to consolidated net income in the first quarter of 2016, a decrease of $11.5 million or 24% compared to the first quarter of 2015. Increased loan charge-offs and higher operating expenses were partially offset by growth in net interest revenue and fees and commissions revenue. Commercial Banking net loans charged off were $21.6 million in the first quarter of 2016 compared to a net recovery $8.9 million in the first quarter of 2015. The increase was primarily related to energy portfolio loans.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2016	2015
Net interest revenue from external sources	$116,637	$101,175	$15,462
Net interest expense from internal sources	(14,534)	(12,635)	(1,899)
Total net interest revenue	102,103	88,540	13,563
Net loans charged off (recovered)	21,572	(8,902)	30,474
Net interest revenue after net loans charged off (recovered)	80,531	97,442	(16,911)

Fees and commissions revenue	45,476	42,302	3,174
Other gains (losses), net	(368)	144	(512)
Other operating revenue	45,108	42,446	2,662

Personnel expense	26,628	26,250	378
Non-personnel expense	29,441	22,895	6,546
Other operating expense	56,069	49,145	6,924

Net direct contribution	69,570	90,743	(21,173)
Gain (loss) on repossessed assets, net	(82)	45	(127)
Corporate expense allocations	8,744	11,241	(2,497)
Income before taxes	60,744	79,547	(18,803)
Federal and state income tax	23,629	30,944	(7,315)
Net income	$37,115	$48,603	$(11,488)

Average assets	$16,969,015	$16,270,266	$698,749
Average loans	13,317,338	11,892,703	1,424,635
Average deposits	8,457,750	8,995,036	(537,286)
Average invested capital	1,155,572	994,596	160,976

Net interest revenue increased $13.6 million or 15% over the prior year. Growth in net interest revenue was primarily due to a $1.4 billion or 12% increase in average loan balances and a $537 million or 6% decrease in average deposit balances.

Fees and commissions revenue grew by $3.2 million or 8% over the first quarter of 2015. Other revenue increased $1.6 million primarily related to merchant banking activity. Transaction card revenues from our TransFund electronic funds transfer network increased $1.2 million. Commercial deposit service charge revenue was up $701 thousand.

Operating expenses increased $6.9 million or 14% over the the first quarter of 2015. Personnel expense increased $378 thousand or 1% primarily due to increased incentive compensation expense and standard annual merit increases. Non-personnel expense grew by $6.5 million or 29%. The first quarter of 2016 included $3.9 million of litigation settlements and $2.7 million of post-acquisition valuation adjustments to a consolidated merchant banking investment. Corporate expense allocations decreased $2.5 million compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking grew by $1.4 billion or 12% over the first quarter of 2015 to $13.3 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $8.5 billion for the first quarter of 2016, a decrease of $537 million or 6% compared to the first quarter of 2015. Commercial customers continue to maintain high account balances due to continued economic uncertainty and persistently low yields available on high quality investments.

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

Consumer Banking contributed $119 thousand to consolidated net income for the first quarter of 2016 compared to $7.3 million in the first quarter of 2015.

Changes in the fair value of our mortgage servicing rights, net of economic hedge, resulted in a $7.0 million decrease in Consumer Banking net income in the first quarter of 2016 compared to a $3.0 million decrease in Consumer Banking net income in the first quarter of 2015. Mortgage banking revenue was $4.9 million lower than in the prior year. Growth in net interest revenue and lower corporate expense allocations were partially offset by increased operating expense.

Table 8 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2016	2015
Net interest revenue from external sources	$21,465	$20,719	$746
Net interest revenue from internal sources	9,353	6,819	2,534
Total net interest revenue	30,818	27,538	3,280
Net loans charged off	1,702	1,422	280
Net interest revenue after net loans charged off	29,116	26,116	3,000

Fees and commissions revenue	56,501	61,510	(5,009)
Other losses, net	(142)	(315)	173
Other operating revenue	56,359	61,195	(4,836)

Personnel expense	27,125	25,782	1,343
Non-personnel expense	30,923	26,524	4,399
Total other operating expense	58,048	52,306	5,742

Net direct contribution	27,427	35,005	(7,578)
Gain on financial instruments, net	16,581	3,558	13,023
Change in fair value of mortgage servicing rights	(27,988)	(8,522)	(19,466)
Gain on repossessed assets, net	153	78	75
Corporate expense allocations	15,978	18,202	(2,224)
Income before taxes	195	11,917	(11,722)
Federal and state income tax	76	4,636	(4,560)
Net income	$119	$7,281	$(7,162)

Average assets	$8,687,289	$8,798,913	$(111,624)
Average loans	1,883,904	1,940,293	(56,389)
Average deposits	6,575,893	6,621,377	(45,484)
Average invested capital	258,888	272,315	(13,427)

Net interest revenue from Consumer Banking activities grew by $3.3 million or 12% over the the first quarter of 2015 primarily due to increased rates on deposit balances sold to the Funds Management unit, partially offset by a $45 million or 1% decrease in average deposit balances. Average loan balances were $56 million or 3% lower than the prior year.

Fees and commissions revenue decreased $5.0 million or 8% compared to the first quarter of 2015, primarily due to a $4.9 million decrease in mortgage banking revenue. Mortgage loans funded for sale in the first quarter of 2016 were $321 million or 21% lower than in the first quarter of 2015. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company increased $152 thousand or 3%. Deposit service charges and fees were largely unchanged compared to the prior year.

Operating expenses increased $5.7 million or 11% over the first quarter of 2015. Personnel expenses increased $1.3 million or 5%, primarily due to increases in regular compensation expense. Non-personnel expense increased $4.4 million or 17% over the prior year. Mortgage banking expense was up $2.2 million over the prior year due to increased mortgage repurchase accruals. Data processing and communications expense increased $1.1 million. Non-personnel expense also included $1.8 million of litigation settlements during the first quarter of 2016. Professional fees and services expense was $644 thousand lower than in the prior year.

Corporate expense allocations decreased $2.2 million compared to the first quarter of 2015.

Average consumer deposits decreased $45 million or 1% compared to the first quarter of 2015. Average time deposit balances decreased $199 million or 14%. Average demand deposit balances grew by $74 million or 5%, average interest-bearing transaction accounts increased $51 million or 2% and average savings account balances increased $28 million or 8%.

Wealth Management

Wealth Management contributed $7.0 million to consolidated net income in the first quarter of 2016, up $1.5 million or 18% over the first quarter of 2015. Net interest revenue, brokerage and trading revenue and fiduciary and asset management revenue all grew over the prior year. This was partially offset by increased operating expenses and corporate expense allocations.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2016	2015
Net interest revenue from external sources	$6,078	$5,376	$702
Net interest revenue from internal sources	7,663	6,079	1,584
Total net interest revenue	13,741	11,455	2,286
Net loans charged off (recovered)	(150)	—	(150)
Net interest revenue after net loans charged off (recovered)	13,891	11,455	2,436

Fees and commissions revenue	68,721	66,904	1,817
Other gains, net	26	57	(31)
Other operating revenue	68,747	66,961	1,786

Personnel expense	45,119	42,415	2,704
Non-personnel expense	15,565	12,065	3,500
Other operating expense	60,684	54,480	6,204

Net direct contribution	21,954	23,936	(1,982)
Corporate expense allocations	10,535	9,982	553
Income before taxes	11,419	13,954	(2,535)
Federal and state income tax	4,442	5,428	(986)
Net income	$6,977	$8,526	$(1,549)

Average assets	$5,565,047	$5,451,695	$113,352
Average loans	1,090,326	1,035,229	55,097
Average deposits	4,696,013	4,701,302	(5,289)
Average invested capital	233,079	223,967	9,112

	March 31,		Increase (Decrease)
	2016	2015
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$13,847,023	$15,197,567	$(1,350,544)
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	3,653,228	3,442,421	210,807
Non-managed trust assets in custody	21,613,054	18,871,758	2,741,296
Total fiduciary assets	39,113,305	37,511,746	1,601,559
Assets held in safekeeping	27,115,904	23,311,704	3,804,200
Brokerage accounts under BOKF administration	5,639,804	5,854,364	(214,560)
Assets under management or in custody	$71,869,013	$66,677,814	$5,191,199

Net interest revenue for the first quarter of 2016 increased $2.3 million or 20% over the first quarter of 2015. Average deposit balances were largely unchanged compared to the first quarter of 2015. Interest-bearing transaction account balances decreased $195 million or 7% and time deposit balances decreased $50 million or 7%. Non-interest bearing demand deposits grew by $239 million or 27%. Average loan balances increased $55 million or 5% over the prior year and rates improved.

Fees and commissions revenue was up $1.8 million or 3% over the first quarter of 2015, primarily due to a $1.6 million or 6% increase in brokerage and trading revenue. Fiduciary and asset management revenue increased $527 thousand or 2% over the prior year, partially offset by a $382 thousand or 8% decrease in other revenue.

Other operating revenue includes fees earned from state and municipal bond and corporate debt underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the first quarter of 2016, the Wealth Management division participated in 74 state and municipal bond underwritings that totaled $5.4 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $598 million of these underwritings. In the first quarter of 2015, the Wealth Management division participated in 93 state and municipal bond underwritings that totaled approximately $1.7 billion. Our interest in these underwritings totaled approximately $609 million. The Wealth Management division also participated in 5 corporate debt underwritings that totaled $5.9 billion. Our interest in these underwritings was $149 million.

Operating expenses increased $6.2 million or 11% over the first quarter of 2015. Personnel expenses increased $2.7 million, primarily due to incentive compensation expense. Non-personnel expense increased $3.5 million including $1.6 million of litigation accruals. Professional fees and services expense increased $1.3 million. Occupancy and equipment costs increased $454 thousand and data processing and communications expense increased $397 thousand.

Corporate expense allocations increased $553 thousand or 6% over the prior year.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of March 31, 2016, December 31, 2015 and March 31, 2015.

At March 31, 2016, the carrying value of investment (held-to-maturity) securities was $576 million and the fair value was $610 million. Investment securities consist primarily of long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $105 million of the Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $8.7 billion at March 31, 2016, a decrease of $274 million compared to December 31, 2015. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At March 31, 2016, residential mortgage-backed securities represented 66 percent of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at March 31, 2016 is 2.8 years. Management estimates the duration extends to 3.4 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.5 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At March 31, 2016, approximately $5.6 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $5.7 billion at March 31, 2016.

We also hold amortized cost of $123 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $5.1 million from December 31, 2015. The decrease was due to cash payments received during the quarter. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $133 million at March 31, 2016.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $69 million of Jumbo-A residential mortgage loans and $54 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Approximately 90 percent of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 30 percent of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $5.9 million at March 31, 2016, compared to $42 million at December 31, 2015. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings during the first quarter of 2016.

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

BOK Financial is required to hold stock as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). These restricted equity securities are carried at cost as these securities do not have a readily determined fair value because the ownership of these shares is restricted and they lack a market. Federal Reserve Bank stock totaled $36 million and holdings of FHLB stock totaled $278 million at March 31, 2016. Holdings of FHLB stock increased $41 million over December 31, 2015. We are required to hold stock in the FHLB in proportion to our borrowings with the FHLB.

Bank-Owned Life Insurance

We have approximately $306 million of bank-owned life insurance at March 31, 2016. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $275 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At March 31, 2016, the fair value of investments held in separate accounts was approximately $290 million. As the underlying fair value of the investments held in a separate account at March 31, 2016 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $31 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $16 billion at March 31, 2016, an increase of $81 million over December 31, 2015. Outstanding commercial loans grew by $36 million over December 31, 2015, largely due to growth in healthcare, manufacturing and wholesale/retail sectors loans, partially offset by a decrease in services and energy loan balances. Commercial real estate loan balances were up $111 million primarily related to growth in loans secured by office buildings and other other commercial real estate loans. Residential mortgage loans decreased $7.6 million compared to December 31, 2015 and personal loans decreased $58 million compared to December 31, 2015.

Table 10 -- Loans
(In thousands)

	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Commercial:
Energy	$3,029,420	$3,097,328	$2,838,167	$2,902,143	$2,902,994
Services	2,728,891	2,784,276	2,706,624	2,681,126	2,592,876
Healthcare	1,995,425	1,883,380	1,741,680	1,646,025	1,511,177
Wholesale/retail	1,451,846	1,422,064	1,461,936	1,533,730	1,405,800
Manufacturing	600,645	556,729	555,677	579,549	560,925
Other commercial and industrial	482,198	508,754	493,338	433,148	417,391
Total commercial	10,288,425	10,252,531	9,797,422	9,775,721	9,391,163

Commercial real estate:
Retail	810,522	796,499	769,449	688,447	658,860
Multifamily	733,689	751,085	758,658	711,333	749,986
Office	695,552	637,707	626,151	563,085	513,862
Industrial	564,467	563,169	563,871	488,054	478,584
Residential construction and land development	171,949	160,426	153,510	148,574	139,152
Other commercial real estate	394,328	350,147	363,428	434,004	395,020
Total commercial real estate	3,370,507	3,259,033	3,235,067	3,033,497	2,935,464

Residential mortgage:
Permanent mortgage	948,405	945,336	937,664	946,324	964,264
Permanent mortgages guaranteed by U.S. government agencies	197,350	196,937	192,712	190,839	200,179
Home equity	723,554	734,620	738,619	747,565	762,556
Total residential mortgage	1,869,309	1,876,893	1,868,995	1,884,728	1,926,999

Personal	494,325	552,697	465,957	430,190	430,510

Total	$16,022,566	$15,941,154	$15,367,441	$15,124,136	$14,684,136

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

Commercial loans totaled $10.3 billion or 64 percent of the loan portfolio at March 31, 2016, an increase of $36 million over December 31, 2015. Healthcare sector loans grew by $112 million, manufacturing sector loans increased $44 million and wholesale/retail sector loans increased $30 million. Service sector loans decreased by $55 million and energy loan balances decreased $68 million compared to December 31, 2015.

Table 11 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location. The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 34 percent concentrated in the Texas market and 23 percent concentrated in the Oklahoma market. The Other category is primarily composed of two states, California and Louisiana, which represent $252 million or 2 percent of the commercial loan portfolio and $162 million or 2 percent of the commercial loan portfolio, respectively, at March 31, 2016. All other states individually represent one percent or less of total commercial loans.

Table 11 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$826,856	$1,380,625	$19,429	$5,811	$319,099	$10,756	$88,485	$378,359	$3,029,420
Services	688,722	855,175	222,131	2,945	258,866	187,378	167,911	345,763	2,728,891
Healthcare	283,249	343,187	125,158	88,418	153,712	116,670	224,686	660,345	1,995,425
Wholesale/retail	377,520	568,058	37,564	39,989	59,758	53,607	29,889	285,461	1,451,846
Manufacturing	139,592	209,249	3,591	8,766	44,050	47,025	71,186	77,186	600,645
Other commercial and industrial	80,413	137,510	4,545	71,916	34,905	29,600	74,235	49,074	482,198
Total commercial loans	$2,396,352	$3,493,804	$412,418	$217,845	$870,390	$445,036	$656,392	$1,796,188	$10,288,425

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

Outstanding energy loans totaled $3 billion or 19 percent of total loans at March 31, 2016. Unfunded energy loan commitments decreased by $269 million to $2.1 billion at March 31, 2016. Approximately $2.5 billion of energy loans were to oil and gas producers, down $68 million compared to December 31, 2015. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. The Company has largely avoided higher-risk energy lending areas including second-lien financing, mezzanine debt and subordinated debt. In addition, the Company has no direct exposure to energy company equity or to borrowers with deepwater offshore exposure. Approximately 60 percent of the committed production loans are secured by properties primarily producing oil and 40 percent of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers that provide services to the energy industry were largely unchanged from the prior quarter at $278 million at March 31, 2016. Loans to midstream oil and gas companies totaled $202 million at March 31, 2016, an increase of $9.1 million over December 31, 2015. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $78 million, a $7.7 million decrease compared to the prior quarter.

The services sector of the loan portfolio totaled $2.7 billion or 17 percent of total loans and consists of a large number of loans to a variety of businesses, including governmental, finance and insurance, educational services, not-for-profit and loans to entities providing services for real estate and construction. Service sector loans decreased by $55 million compared to December 31, 2015. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

The healthcare sector of the loan portfolio consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At March 31, 2016, the outstanding principal balance of these loans totaled $3.5 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 18 percent of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 30 percent and 13 percent of the total commercial real estate portfolio at March 31, 2016, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $3.4 billion or 21 percent of the loan portfolio at March 31, 2016. The outstanding balance of commercial real estate loans increased $111 million during the first quarter of 2016. Loans secured by office buildings increased $58 million and other commercial real estate loan balances increased $44 million. Retail sector loans increased $14 million and residential construction and land development loans grew by $12 million, partially offset by a $17 million decrease in loans secured by multifamily residential properties. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18 percent to 21 percent over the past five years. The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 12.

Table 12 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Retail	84,702	290,377	108,674	3,764	65,492	40,173	9,405	207,935	810,522
Multifamily	90,627	257,546	33,795	18,195	57,627	77,322	66,075	132,502	733,689
Office	118,744	183,847	55,025	1,851	55,834	54,557	69,050	156,644	695,552
Industrial	64,328	161,043	26,068	206	5,320	15,031	35,827	256,644	564,467
Residential construction and land development	20,441	35,951	23,372	5,109	36,637	2,901	5,402	42,136	171,949
Other real estate	69,741	73,602	13,810	9,857	15,077	30,702	2,335	179,204	394,328
Total commercial real estate loans	$448,583	$1,002,366	$260,744	$38,982	$235,987	$220,686	$188,094	$975,065	$3,370,507
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

Residential mortgage loans totaled $1.9 billion, a $7.6 million decrease compared to December 31, 2015. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 98 percent of our residential mortgage loan portfolio is located within our geographical footprint.

The majority of our permanent mortgage loan portfolio is composed of various non-conforming mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals. Jumbo loans may be fixed or variable rate and are fully amortizing. The size of jumbo loans exceed maximums set under government sponsored entity standards, but otherwise generally conform to those standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38 percent. Loan-to-value ratios (“LTV”) are tiered from 60 percent to 100 percent, depending on the market. Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain healthcare professionals. Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

At March 31, 2016, $197 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies were largely unchanged compared to December 31, 2015.

Home equity loans totaled $724 million at March 31, 2016, a decrease of $11 million compared to December 31, 2015. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at March 31, 2016 by lien position and amortizing status follows in Table 13.

Table 13 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$41,825	$446,400	$488,225
Junior lien	86,374	148,955	235,329
Total home equity	$128,199	$595,355	$723,554

The distribution of residential mortgage and personal loans at March 31, 2016 is as follows in Table 14. Residential mortgage loans are distributed by collateral location. Personal loans are generally distributed by borrower location.

Table 14 -- Residential Mortgage and Personal Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$196,443	$390,512	$39,881	$13,707	$141,932	$94,172	$48,132	$23,626	$948,405
Permanent mortgages guaranteed by U.S. government agencies	63,244	23,478	63,319	6,357	8,106	1,533	11,730	19,583	197,350
Home equity	423,210	132,233	112,997	5,425	32,162	9,259	7,821	447	723,554
Total residential mortgage	$682,897	$546,223	$216,197	$25,489	$182,200	$104,964	$67,683	$43,656	$1,869,309

Personal	$201,978	$208,878	$10,813	$918	$25,712	$18,031	$25,044	$2,951	$494,325

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 15 -- Loans Managed by Primary Geographical Market
(In thousands)

	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Bank of Oklahoma:
Commercial	$3,656,034	$3,782,687	$3,514,391	$3,529,406	$3,276,553
Commercial real estate	747,689	739,829	677,372	614,995	612,639
Residential mortgage	1,411,409	1,409,114	1,405,235	1,413,690	1,442,340
Personal	204,158	255,387	185,463	190,909	205,496
Total Bank of Oklahoma	6,019,290	6,187,017	5,782,461	5,749,000	5,537,028

Bank of Texas:
Commercial	3,936,809	3,908,425	3,752,193	3,738,742	3,709,467
Commercial real estate	1,211,978	1,204,202	1,257,741	1,158,056	1,130,973
Residential mortgage	217,539	219,126	222,395	228,683	237,985
Personal	210,456	203,496	194,051	156,260	149,827
Total Bank of Texas	5,576,782	5,535,249	5,426,380	5,281,741	5,228,252

Bank of Albuquerque:
Commercial	402,082	375,839	368,027	392,362	388,005
Commercial real estate	323,059	313,422	312,953	291,953	296,696
Residential mortgage	117,655	120,507	121,232	123,376	127,326
Personal	10,823	11,557	10,477	11,939	12,095
Total Bank of Albuquerque	853,619	821,325	812,689	819,630	824,122

Bank of Arkansas:
Commercial	79,808	92,359	76,044	99,086	91,485
Commercial real estate	66,674	69,320	82,225	85,997	87,034
Residential mortgage	7,212	8,169	8,063	6,999	6,807
Personal	918	819	4,921	5,189	5,114
Total Bank of Arkansas	154,612	170,667	171,253	197,271	190,440

Colorado State Bank & Trust:
Commercial	1,030,348	987,076	1,029,694	1,019,454	1,008,316
Commercial real estate	219,078	223,946	229,835	229,721	209,272
Residential mortgage	52,961	53,782	50,138	54,135	55,925
Personal	24,497	23,384	30,683	30,373	27,792
Total Colorado State Bank & Trust	1,326,884	1,288,188	1,340,350	1,333,683	1,301,305

Bank of Arizona:
Commercial	656,527	606,733	608,235	572,477	519,767
Commercial real estate	605,383	507,523	482,918	472,061	432,269
Residential mortgage	40,338	44,047	41,722	37,493	36,161
Personal	18,372	31,060	17,609	12,875	12,394
Total Bank of Arizona	1,320,620	1,189,363	1,150,484	1,094,906	1,000,591

Bank of Kansas City:
Commercial	526,817	499,412	448,838	424,194	397,570
Commercial real estate	196,646	200,791	192,023	180,714	166,581
Residential mortgage	22,195	22,148	20,210	20,352	20,455
Personal	25,101	26,994	22,753	22,645	17,792
Total Bank of Kansas City	770,759	749,345	683,824	647,905	602,398

Total BOK Financial loans	$16,022,566	$15,941,154	$15,367,441	$15,124,136	$14,684,136

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $8.6 billion and standby letters of credit which totaled $510 million at March 31, 2016. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $1.6 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at March 31, 2016.

Table 16 – Off-Balance Sheet Credit Commitments
(In thousands)

	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Loan commitments	$8,567,017	$8,455,037	$8,325,540	$8,064,841	$8,116,482
Standby letters of credit	509,902	507,988	479,638	444,947	394,282
Mortgage loans sold with recourse	152,843	155,489	161,897	168,581	174,386

As more fully described in Note 6 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. Substantially all of these loans are to borrowers in our primary markets including $99 million to borrowers in Oklahoma, $16 million to borrowers in Arkansas and $12 million to borrowers in New Mexico.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 6 to the Consolidated Financial Statements. For the period from 2010 through the first quarter of 2016 combined, approximately 21 percent of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $3.0 million at March 31, 2016 and $3.4 million at December 31, 2015.
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

Counterparty credit risk is evaluated through existing policies and procedures. This evaluation considers the total relationship between BOK Financial and each of the counterparties. Individual limits are established by management, approved by Credit Administration and reviewed by the Asset/Liability Committee. Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits. Based on declines in the counterparties’ credit ratings, these limits may be reduced and additional margin collateral may be required.

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

Derivative contracts are carried at fair value. At March 31, 2016, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $800 million compared to $611 million at December 31, 2015. At March 31, 2016, the fair value of our derivative contracts included $639 million for foreign exchange contracts, $67 million related to to-be-announced residential mortgage-backed securities, $48 million for interest rate swaps and $41 million for energy contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $796 million at March 31, 2016 and $606 million at December 31, 2015.

At March 31, 2016, total derivative assets were reduced by $17 million of cash collateral received from counterparties and total derivative liabilities were reduced by $91 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2016 follows in Table 17.

Table 17 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$425,342
Banks and other financial institutions	330,824
Exchanges and clearing organizations	27,039
Fair value of customer risk management program asset derivative contracts, net	$783,205

At March 31, 2016, our largest derivative exposure was to an exchange for energy derivative contracts which totaled $20 million. At March 31, 2016, our aggregate gross exposure to internationally active domestic financial institutions was approximately $57 million comprised of $40 million of cash and securities positions and $17 million of gross derivative positions. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $14 million at March 31, 2016.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $21.67 per barrel of oil would decrease the fair value of derivative assets by $477 thousand. An increase in prices equivalent to $60.40 per barrel of oil would increase the fair value of derivative assets by $52 million as current prices move towards the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $18 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2016, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. At March 31, 2016, the combined allowance for loan losses and off-balance sheet credit losses totaled $240 million or 1.50 percent of outstanding loans and 108 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $233 million and the accrual for off-balance sheet credit losses was $6.6 million. At December 31, 2015, the combined allowance for credit losses was $227 million or 1.43 percent of outstanding loans and 181 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $226 million and the accrual for off-balance sheet credit losses was $1.7 million. The portion of the combined allowance for credit losses attributed to the energy portfolio totaled 3.19 percent of outstanding energy loans at March 31, 2016, an increase from 2.89 percent of outstanding energy loans at December 31, 2015.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, we recorded a $35.0 million provision for credit losses during the first quarter of 2016, primarily due to continued credit migration in the energy portfolio. Low energy prices persisted during the first quarter and no meaningful recovery is expected in the near term. A $22.5 million provision for credit losses was recorded in the fourth quarter of 2015 and no provision for credit losses was necessary in the first quarter of 2015.

Table 18 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Allowance for loan losses:
Beginning balance	$225,524	$204,116	$201,087	$197,686	$189,056
Loans charged off:
Commercial	(22,126)	(2,182)	(3,497)	(881)	(174)
Commercial real estate	—	(900)	—	(16)	(28)
Residential mortgage	(474)	(421)	(446)	(714)	(624)
Personal	(1,391)	(1,348)	(1,331)	(1,266)	(1,343)
Total	(23,991)	(4,851)	(5,274)	(2,877)	(2,169)
Recoveries of loans previously charged off:
Commercial	488	928	759	685	357
Commercial real estate	85	120	1,865	275	8,819
Residential mortgage	163	137	205	481	437
Personal	783	685	692	765	910
Total	1,519	1,870	3,521	2,206	10,523
Net loans recovered (charged off)	(22,472)	(2,981)	(1,753)	(671)	8,354
Provision for loan losses	30,104	24,389	4,782	4,072	276
Ending balance	$233,156	$225,524	$204,116	$201,087	$197,686
Accrual for off-balance sheet credit losses:
Beginning balance	$1,711	$3,600	$882	$954	$1,230
Provision for off-balance sheet credit losses	4,896	(1,889)	2,718	(72)	(276)
Ending balance	$6,607	$1,711	$3,600	$882	$954
Total combined provision for credit losses	$35,000	$22,500	$7,500	$4,000	$—
Allowance for loan losses to loans outstanding at period-end	1.46%	1.41%	1.33%	1.33%	1.35%
Net charge-offs (annualized) to average loans	0.56%	0.08%	0.05%	0.02%	(0.23)%
Total provision for credit losses (annualized) to average loans	0.88%	0.58%	0.20%	0.11%	—%
Recoveries to gross charge-offs	6.33%	38.55%	66.76%	76.68%	485.15%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.07%	0.02%	0.04%	0.01%	0.01%
Combined allowance for credit losses to loans outstanding at period-end	1.50%	1.43%	1.35%	1.34%	1.35%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. A specific allowance is required when the outstanding principal balance of the loan is not supported by either the discounted cash flows expected to be received from the borrower or the fair value of collateral for collateral dependent loans. At March 31, 2016, impaired loans totaled $420 million, including $35 million with specific allowances of $2.7 million and $385 million with no specific allowances. At December 31, 2015, impaired loans totaled $322 million, including $44 million of impaired loans with specific allowances of $16 million and $278 million with no specific allowances.

Following the most recent 2016 shared national credit review and release of the updated Office of the Comptroller of the Currency ("OCC") Oil and Gas Lending Handbook, we have made adjustments to how loans are risk rated. Previously, the ability to repay senior secured revolving loans was heavily weighted in determining risk ratings. New guidelines heavily weight ability to repay total borrower debt, regardless of collateral position. This change in grading methodology has increased loans especially mentioned, potential problem loans and nonaccrual loans at March 31, 2016. The results of the shared national credit review have been fully included in our first quarter risk ratings. As we continue to evaluate credits, or, as a result of the current targeted energy review being conducted by our banking regulators, additional rating changes could continue through the first half of 2016. Because substantially all of our energy portfolio is supported by senior lien positions that, in general, have substantially lower loss exposure, the historical relationship between loan classification and loss exposure may be more difficult to correlate.

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

The aggregate amount of general allowances for all unimpaired loans totaled $205 million at March 31, 2016, an increase of $26 million over December 31, 2015, primarily due to a $23 million increase in the general allowance attributed to the commercial loan segment related to exposure to low energy prices.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $25 million at March 31, 2016, compared to $30 million at December 31, 2015. The nonspecific allowance includes consideration of the indirect impact of falling energy prices on the broader economies within our geographical footprint that are highly dependent on the energy industry. The decrease in nonspecific allowances was due to lower risk of losses from an increase in interest rates and international exposure.

An allocation of the allowance for loan losses by portfolio segment is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. These potential problem loans totaled $460 million at March 31, 2016, primarily composed of $403 million of energy loans, $20 million of wholesale/retail sector loans, $12 million of manufacturing sector loans, $7.8 million of healthcare sector loans, $6.9 million of service sector loans and $6.5 million of loans secured by multifamily residential properties. Potential problem loans totaled $155 million at December 31, 2015 including $130 million of potential problem energy loans.

Performing loan totals include loans that management considers to be "other loans especially mentioned" based on regulatory guidelines. Other loans especially mentioned are in compliance with the original terms of the agreement but may have a weakness that deserves management's close attention. Energy loans classified as other loans especially mentioned totaled $269 million or 9 percent of outstanding energy loans at March 31, 2016 and $326 million or 11 percent of outstanding energy loans at December 31, 2015.

We updated our energy loan portfolio stress test at quarter end to estimate how the energy portfolio may respond in a prolonged low-price environment. Stress test assumptions include a starting price of $1.65 per million BTUs for natural gas and $34.00 per barrel of oil, gradually escalating over five years to a maximum of $2.50 and $40.00, respectively. In this scenario, the energy portfolio exhibits greater stress than we have experienced to date and losses would be expected to exceed our 15 year historical loss rate on energy loans of 8 basis points. The results of the stress test are factored into our expectation that the loan loss provision could range from $60 to $80 million for 2016, which includes a significant increase in the loan loss provision for energy-related loans. Based on currently available information, we expect the majority of the provision for 2016 will be recognized in the first half of the year. The provision could be modestly higher than this range if the borrowing base redetermination, the oil and gas market, and other factors prove more negative over the next several months.

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

BOK Financial had net loans charged off of $22.5 million in the first quarter of 2016, compared to net loans charged off of $3.0 million in the fourth quarter of 2015 and net recoveries of $8.4 million in the first quarter of 2015. The ratio of net loans charged off (recovered) to average loans on an annualized basis was 0.56 percent for the first quarter of 2016, compared with 0.08 percent for the fourth quarter of 2015 and (0.23) percent for the first quarter of 2015.

Net commercial loans charged off totaled $21.6 million in the first quarter of 2016, compared to net loans charged off of $1.3 million in the fourth quarter of 2015. First quarter of 2016 charge-offs resulted primarily from energy loans, including $15 million from a single credit identified in the previous quarter. Net commercial real estate loan recoveries were $85 thousand in the first quarter, compared to net charge-offs of $780 thousand in the fourth quarter. Residential mortgage net charge-offs were $311 thousand and personal loan net charge-offs were $608 thousand for the first quarter. Personal loan net charge-offs include deposit account overdraft losses.

Nonperforming Assets

Table 19 -- Nonperforming Assets
(In thousands)

	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Nonaccruing loans:
Commercial	$174,652	$76,424	$33,798	$24,233	$13,880
Commercial real estate	9,270	9,001	10,956	20,139	19,902
Residential mortgage	57,577	61,240	44,099	45,969	46,487
Personal	331	463	494	550	464
Total nonaccruing loans	241,830	147,128	89,347	90,891	80,733
Accruing renegotiated loans guaranteed by U.S. government agencies	77,597	74,049	81,598	82,368	80,287
Real estate and other repossessed assets	29,896	30,731	33,116	35,499	45,551
Total nonperforming assets	$349,323	$251,908	$204,061	$208,758	$206,571
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$252,176	$155,959	$118,578	$122,673	$123,028

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$159,553	$61,189	$17,880	$6,841	$1,875
Services	9,512	10,290	10,692	10,944	4,744
Wholesale / retail	3,685	2,919	3,058	4,166	4,401
Manufacturing	312	331	352	379	417
Healthcare	1,023	1,072	1,218	1,278	1,558
Other commercial and industrial	567	623	598	625	885
Total commercial	174,652	76,424	33,798	24,233	13,880

Commercial real estate:
Residential construction and land development	4,789	4,409	4,748	9,367	9,598
Retail	1,302	1,319	1,648	3,826	3,857
Office	629	651	684	2,360	2,410
Multifamily	250	274	185	195	—
Industrial	76	76	76	76	76
Other commercial real estate	2,224	2,272	3,615	4,315	3,961
Total commercial real estate	9,270	9,001	10,956	20,139	19,902

Residential mortgage:
Permanent mortgage	27,497	28,984	30,660	32,187	33,365
Permanent mortgage guaranteed by U.S. government agencies	19,550	21,900	3,885	3,717	3,256
Home equity	10,530	10,356	9,554	10,065	9,866
Total residential mortgage	57,577	61,240	44,099	45,969	46,487
Personal	331	463	494	550	464
Total nonaccruing loans	$241,830	$147,128	$89,347	$90,891	$80,733

	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Nonaccruing loans as % of outstanding balance for class:
Commercial:
Energy	5.27%	1.98%	0.63%	0.24%	0.06%
Services	0.35%	0.37%	0.40%	0.41%	0.18%
Wholesale / retail	0.25%	0.21%	0.21%	0.27%	0.31%
Manufacturing	0.05%	0.06%	0.06%	0.07%	0.07%
Healthcare	0.05%	0.06%	0.07%	0.08%	0.10%
Other commercial and industrial	0.12%	0.12%	0.12%	0.14%	0.21%
Total commercial	1.70%	0.75%	0.34%	0.25%	0.15%

Commercial real estate:
Residential construction and land development	2.79%	2.75%	3.09%	6.30%	6.90%
Retail	0.16%	0.17%	0.21%	0.56%	0.59%
Office	0.09%	0.10%	0.11%	0.42%	0.47%
Multifamily	0.03%	0.04%	0.02%	0.03%	—%
Industrial	0.01%	0.01%	0.01%	0.02%	0.02%
Other commercial real estate	0.56%	0.65%	0.99%	0.99%	1.00%
Total commercial real estate	0.28%	0.28%	0.34%	0.66%	0.68%

Residential mortgage:
Permanent mortgage	2.90%	3.07%	3.27%	3.40%	3.46%
Permanent mortgage guaranteed by U.S. government agencies	9.91%	11.12%	2.02%	1.95%	1.63%
Home equity	1.46%	1.41%	1.29%	1.35%	1.29%
Total residential mortgage	3.08%	3.26%	2.36%	2.44%	2.41%
Personal	0.07%	0.08%	0.11%	0.13%	0.11%
Total nonaccruing loans	1.51%	0.92%	0.58%	0.60%	0.55%

Ratios:
Allowance for loan losses to nonaccruing loans[1]	104.89%	180.09%	238.84%	230.67%	255.15%
Accruing loans 90 days or more past due[1]	$8,019	$1,207	$101	$99	$523

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. Government.

Nonperforming assets totaled $349 million or 2.18 percent of outstanding loans and repossessed assets at March 31, 2016. Nonaccruing loans totaled $242 million, accruing renegotiated residential mortgage loans totaled $78 million and real estate and other repossessed assets totaled $30 million. All accruing renegotiated residential mortgage loans and $20 million of nonaccruing loans are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets increased $96 million during the first quarter. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

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

At March 31, 2016, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. Generally, no unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the three months ended March 31, 2016 follows in Table 20.

Table 20 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2016
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2015	$147,128	$74,049	$30,731	$251,908
Additions	179,162	13,097	—	192,259
Payments	(54,886)	(504)	—	(55,390)
Charge-offs	(23,991)	—	—	(23,991)
Net gains and write-downs	—	—	71	71
Foreclosure of nonperforming loans	(2,211)	—	2,211	—
Foreclosure of loans guaranteed by U.S. government agencies	(3,327)	(2,301)	—	(5,628)
Proceeds from sales	—	(6,904)	(3,117)	(10,021)
Return to accrual status	(45)	—	—	(45)
Other, net	—	160	—	160
Balance, March 31, 2016	$241,830	$77,597	$29,896	$349,323

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

Commercial

Nonaccruing commercial loans totaled $175 million or 1.70 percent of total commercial loans at March 31, 2016 and $76 million or 0.75 percent of commercial loans at December 31, 2015. There were $155 million in newly identified nonaccruing commercial loans during the quarter, offset by $34 million in payments and $22 million of charge-offs.

Nonaccruing commercial loans at March 31, 2016 were primarily composed of $160 million or 5.27 percent of total energy loans, and $9.5 million or 0.35 percent of total services sector loans.

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $9.3 million or 0.28 percent of outstanding commercial real estate loans at March 31, 2016, compared to $9.0 million or 0.28 percent of outstanding commercial real estate loans at December 31, 2015. Newly identified nonaccruing commercial real estate loans of $1.3 million were offset by $1.1 million of cash payments received. There were no charge-offs or foreclosures of nonaccruing commercial real estate loans during the first quarter.

Nonaccruing commercial real estate loans were primarily composed of $4.8 million or 2.79 percent of residential construction and land development loans.

Residential Mortgage and Personal

Nonaccruing residential mortgage loans totaled $58 million or 3.08 percent of outstanding residential mortgage loans at March 31, 2016, compared to $61 million or 3.26 percent of outstanding residential mortgage loans at December 31, 2015. Newly identified nonaccruing residential mortgage loans totaled $22 million, offset by $19 million of payments, $5.3 million of foreclosures and $474 thousand of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $27 million or 2.90 percent of outstanding non-guaranteed permanent residential mortgage loans at March 31, 2016. Nonaccruing home equity loans totaled $11 million or 1.46 percent of total home equity loans.

Payments of accruing residential mortgage loans and personal loans may be delinquent. The composition of residential mortgage loans and personal loans past due but still accruing is included in the following Table 21. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due decreased $2.2 million in the first quarter to $4.1 million at March 31, 2016. Personal loans past due 30 to 89 days also decreased $422 thousand compared to December 31, 2015.

Table 21 -- Residential Mortgage and Personal Loans Past Due
(In thousands)

	March 31, 2016		December 31, 2015
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$1,943	$—	$3,290
Home equity	—	2,200	20	3,095
Total residential mortgage	$—	$4,143	20	$6,385

Personal	$1	$271	$8	$693

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $30 million at March 31, 2016, a decrease of $835 thousand compared to December 31, 2015. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 22 following.

Table 22 -- Real Estate and Other Repossessed Assets by Collateral Location
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties	$5,186	$2,190	$—	$801	$1,990	$3,999	$972	$69	$15,207
Developed commercial real estate properties	64	882	3,456	—	756	221	3,024	1,734	10,137
Undeveloped land	265	1,521	—	—	—	432	—	—	2,218
Residential land development properties	54	—	381	—	—	1,570	2	—	2,007
Other	—	2	—	—	—	324	—	1	327
Total real estate and other repossessed assets	$5,569	$4,595	$3,837	$801	$2,746	$6,546	$3,998	$1,804	$29,896

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary bank. Based on the average balances for the first quarter of 2016, approximately 65 percent of our funding was provided by deposit accounts, 20 percent from borrowed funds, and 11 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Table 23 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Commercial Banking	$8,457,750	$8,549,240	$8,627,281	$8,928,997	$8,995,036
Consumer Banking	6,575,893	6,652,104	6,675,990	6,724,188	6,621,377
Wealth Management	4,696,013	4,583,474	4,490,082	4,522,197	4,701,302
Subtotal	19,729,656	19,784,818	19,793,353	20,175,382	20,317,715
Funds Management and other	896,965	920,632	899,795	918,577	931,324
Total	$20,626,621	$20,705,450	$20,693,148	$21,093,959	$21,249,039

Average deposits for the first quarter of 2016 totaled $20.6 billion and represented approximately 65 percent of total liabilities and capital, compared with $20.7 billion and 67 percent of total liabilities and capital for the fourth quarter of 2015. Average deposits decreased $79 million from the fourth quarter of 2015. Average demand deposits decreased $207 million and average time deposit balances decreased $116 million, partially offset by a $229 million increase in average interest-bearing transaction accounts.

Average Commercial Banking deposit balances decreased $91 million compared to the fourth quarter of 2015, primarily due to $105 million decrease in energy customer balances and a $38 million decrease in small business customer deposit balances. These decreases were partially offset by a $41 million increase in healthcare customer balances. Commercial customers continue to retain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. If economic activity were to improve significantly or if short-term interest rates were to increase, deposits may decline as customers deploy funds into projects or shift demand deposits into money market instruments.

Average Consumer Banking deposit balances decreased $76 million. Time deposits decreased $81 million and demand deposit balances decreased $17 million. Interest-bearing transaction deposits were largely unchanged compared to the prior quarter. Average Wealth Management deposits increased $113 million over the fourth quarter of 2015 primarily due to a $125 million increase in interest-bearing transaction account balances and a $22 million increase in demand deposits, partially offset by a $34 million decrease in time deposit balances.

Brokered deposits, included in time deposits, averaged $362 million for the first quarter of 2016, a decrease of $40 million compared to the fourth quarter of 2015. Average interest-bearing transaction accounts for the first quarter included $553 million of brokered deposits, a decrease of $4.9 million compared to the fourth quarter of 2015. Changes in average brokered deposits largely affect Funds Management and Other.

The distribution of our period end deposit account balances among principal markets follows in Table 24.

Table 24 -- Period End Deposits by Principal Market Area
(In thousands)

	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Bank of Oklahoma:
Demand	$3,813,128	$4,133,520	$3,834,145	$4,068,088	$3,982,534
Interest-bearing:
Transaction	5,706,067	5,971,819	5,783,258	6,018,381	6,199,468
Savings	246,122	226,733	225,580	225,694	227,855
Time	1,198,022	1,202,274	1,253,137	1,380,566	1,372,250
Total interest-bearing	7,150,211	7,400,826	7,261,975	7,624,641	7,799,573
Total Bank of Oklahoma	10,963,339	11,534,346	11,096,120	11,692,729	11,782,107

Bank of Texas:
Demand	2,571,883	2,627,764	2,689,493	2,565,234	2,511,032
Interest-bearing:
Transaction	2,106,905	2,132,099	1,996,223	2,020,817	2,062,063
Savings	83,263	77,902	74,674	74,373	76,128
Time	530,657	549,740	554,106	536,844	547,371
Total interest-bearing	2,720,825	2,759,741	2,625,003	2,632,034	2,685,562
Total Bank of Texas	5,292,708	5,387,505	5,314,496	5,197,268	5,196,594

Bank of Albuquerque:
Demand	557,200	487,286	520,785	508,224	537,466
Interest-bearing:
Transaction	560,684	563,723	529,862	537,156	535,791
Savings	47,187	43,672	41,380	41,802	42,088
Time	259,630	267,821	281,426	285,890	290,706
Total interest-bearing	867,501	875,216	852,668	864,848	868,585
Total Bank of Albuquerque	1,424,701	1,362,502	1,373,453	1,373,072	1,406,051

Bank of Arkansas:
Demand	31,318	27,252	25,397	19,731	31,002
Interest-bearing:
Transaction	265,803	202,857	290,728	284,349	253,691
Savings	1,929	1,747	1,573	1,712	1,677
Time	21,035	24,983	26,203	28,220	28,277
Total interest-bearing	288,767	229,587	318,504	314,281	283,645
Total Bank of Arkansas	320,085	256,839	343,901	334,012	314,647

Colorado State Bank & Trust:
Demand	413,506	497,318	430,675	403,491	412,532
Interest-bearing:
Transaction	610,077	616,697	655,206	601,741	604,665
Savings	33,108	31,927	31,398	31,285	31,524
Time	271,475	296,224	320,279	322,432	340,006
Total interest-bearing	914,660	944,848	1,006,883	955,458	976,195
Total Colorado State Bank & Trust	1,328,166	1,442,166	1,437,558	1,358,949	1,388,727

	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Bank of Arizona:
Demand	341,828	326,324	306,425	352,024	271,091
Interest-bearing:
Transaction	313,825	358,556	293,319	298,073	295,480
Savings	3,277	2,893	4,121	2,726	2,900
Time	29,053	29,498	26,750	28,165	28,086
Total interest-bearing	346,155	390,947	324,190	328,964	326,466
Total Bank of Arizona	687,983	717,271	630,615	680,988	597,557

Bank of Kansas City:
Demand	221,812	197,424	234,847	239,609	263,920
Interest-bearing:
Transaction	146,405	153,203	150,253	139,260	157,044
Savings	1,619	1,378	1,570	1,580	1,618
Time	31,502	35,524	36,630	42,262	45,082
Total interest-bearing	179,526	190,105	188,453	183,102	203,744
Total Bank of Kansas City	401,338	387,529	423,300	422,711	467,664
Total BOK Financial deposits	$20,418,320	$21,088,158	$20,619,443	$21,059,729	$21,153,347

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. There were no wholesale federal funds purchased outstanding at March 31, 2016. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $5.5 billion during the quarter, compared to $4.9 billion in the fourth quarter of 2015.

At March 31, 2016, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $4.4 billion.

A summary of other borrowings by the subsidiary bank follows in Table 25.

Table 25 -- Borrowed Funds
(In thousands)

		Three Months Ended March 31, 2016				Three Months Ended December 31, 2015
	March 31, 2016	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	December 31, 2015	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	$62,755	$112,211	0.27%	$567,103	$491,192	$73,220	0.11%	$491,192
Repurchase agreements	630,101	662,640	0.05%	649,579	722,444	623,921	0.04%	722,444
Other borrowings:
Federal Home Loan Bank advances	5,600,000	5,547,803	0.53%	5,600,000	4,800,000	4,921,739	0.34%	5,000,000
GNMA repurchase liability	15,491	17,594	4.91%	19,520	19,478	16,668	4.81%	19,478
Other	18,371	18,520	2.45%	18,747	18,402	18,768	2.29%	18,906
Total other borrowings	5,633,862	5,583,917	0.56%		4,837,880	4,957,175	0.38%
Subordinated debentures	226,385	226,368	1.26%	226,385	226,350	226,332	1.13%	226,350
Total Borrowed Funds	$6,553,103	$6,585,136	0.53%		$6,277,866	$5,880,648	0.34%
In 2007, the Company issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75 percent through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69 percent. At March 31, 2016, $227 million of this subordinated debt remains outstanding.
The Bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

At March 31, 2016, cash and interest-bearing cash and cash equivalents held by the Parent Company totaled $267 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2016, based upon the most restrictive limitations as well as management's internal capital policy, the subsidiary bank could declare up to $126 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

Our equity capital at March 31, 2016 was $3.4 billion, an increase of $89 million over December 31, 2015. Net income less cash dividends paid increased equity $14 million during the first quarter of 2016. Accumulated other comprehensive income increased $72 million primarily related to the change in unrealized gains on available for sale securities due to changes in interest rates. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On October 27, 2015, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of March 31, 2016, a cumulative total of 1,874,074 shares have been repurchased under this authorization. No shares were repurchased in the first quarter of 2016.

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

Effective January 1, 2015 for BOK Financial, regulatory capital rules establish a 7 percent threshold for the common equity Tier 1 ratio consisting of a minimum level plus capital conservation buffer. The Company has elected to exclude unrealized gains and losses from available for sale securities from its calculation of Tier 1 capital, consistent with the treatment under previous capital rules.

The minimum Tier 1 risk based capital requirements and the total risk based requirements are 6 percent and 8 percent, respectively, plus a capital conservation buffer of 2.5 percent totaling 8.5 percent and 10.5 percent, respectively. The leverage ratio requirement under the rule is 4 percent. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 26.

Table 26 -- Capital Ratios

	Minimum Capital Requirement[1]	Capital Conservation Buffer[2]	Minimum Capital Requirement Including Capital Conservation Buffer	March 31, 2016	Dec. 31, 2015	March 31, 2015
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.00%	12.13%	13.07%
Tier 1 capital	6.00%	2.50%	8.50%	12.00%	12.13%	13.07%
Total capital	8.00%	2.50%	10.50%	13.21%	13.30%	14.39%
Tier 1 Leverage	4.00%	N/A	4.00%	9.12%	9.25%	9.74%

Average total equity to average assets				10.55%	10.81%	11.18%
Tangible common equity ratio				9.34%	9.02%	9.86%

[1]	Effective January 1, 2015

[2]	Effective January 1, 2016

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

Table 27 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 27 -- Non-GAAP Measure
(Dollars in thousands)

	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Tangible common equity ratio:
Total shareholders' equity	$3,321,555	$3,230,556	$3,377,226	$3,375,632	$3,357,161
Less: Goodwill and intangible assets, net	428,733	429,370	430,460	431,515	411,066
Tangible common equity	2,892,822	2,801,186	2,946,766	2,944,117	2,946,095
Total assets	31,413,945	31,476,128	30,566,905	30,725,563	30,299,978
Less: Goodwill and intangible assets, net	428,733	429,370	430,460	431,515	411,066
Tangible assets	$30,985,212	$31,046,758	$30,136,445	$30,294,048	$29,888,912
Tangible common equity ratio	9.34%	9.02%	9.78%	9.72%	9.86%

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

The Asset/Liability Committee is responsible for managing market risk in accordance with policy guidelines established by the Board of Directors. The Committee monitors projected variation in net interest revenue, net income and economic value of equity due to specified changes in interest rates. The internal policy limit for net interest revenue variation is a maximum decline of 5 percent to an up or down 200 basis point change over twelve months. These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds and brokered deposits and establish minimum levels for unpledged assets, among other things. Compliance with these internal guidelines is reviewed monthly. The Asset/Liabilty Committee is also responsible for monitoring market risk limits for mortgage banking production and mortgage servicing assets inclusive of economic hedge benefits. Each of these desks must limit projected exposure from a 50 basis point change in interest rates.

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve-month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates on the Company's performance across multiple interest rate scenarios. While the current internal policy limit for net interest revenue variation is a maximum decline of 5 percent due to a 200 basis point change over twelve months, the results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. We report the effect of a 50 basis point decrease in the interim.

The Company’s primary interest rate exposures include the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable rate loan pricing. Additionally, residential mortgage rates directly affect the prepayment speeds for residential mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, the impact on the level and composition of DDA and other core deposit balances resulting from a significant increase in short-term market interest rates and the overall interest rate environment is likely to be material. The simulation incorporates assumptions regarding the effects of such changes based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 28 due to the extreme volatility over such a large rate range and our active risk management approach for that asset. The effects of interest rate changes on the value of mortgage servicing rights are presented in Note 6 to the Consolidated Financial Statements.

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

Table 28 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	March 31,		March 31,
	2016	2015	2016	2015
Anticipated impact over the next twelve months on net interest revenue	$(2,153)	$(5,364)	$(24,184)	$(20,193)
	(0.28)%	(0.72)%	(3.14)%	(2.73)%

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

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Economic hedges in either the futures, over the counter derivatives or cash markets may be used to reduce the risk associated with some trading programs.

Management uses a Value at Risk ("VaR") methodology to measure market risk due to changes in interest rates inherent in its trading activities. VaR is calculated based upon historical simulations over the past five years using a variance/covariance matrix of interest rate changes, a 10 business day holding period and a 99 percent confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VaR to $7.3 million. There were no instances of VaR being exceeded during the three months ended March 31, 2016 and 2015. At March 31, 2016, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VaR amounts for the three months ended March 31, 2016 and March 31, 2015 are as follows in Table 29.

Table 29 -- Value at Risk (VaR)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Average	$1,814	$1,475
High	4,130	2,053
Low	774	782
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest revenue	2016	2015
Loans	$139,112	$126,696
Residential mortgage loans held for sale	2,700	2,949
Trading securities	524	507
Taxable securities	3,175	3,326
Tax-exempt securities	1,212	1,344
Total investment securities	4,387	4,670
Taxable securities	44,932	43,105
Tax-exempt securities	535	620
Total available for sale securities	45,467	43,725
Fair value option securities	2,589	2,003
Restricted equity securities	4,311	2,597
Interest-bearing cash and cash equivalents	2,706	1,422
Total interest revenue	201,796	184,569
Interest expense
Deposits	10,542	12,105
Borrowed funds	7,972	2,573
Subordinated debentures	710	2,165
Total interest expense	19,224	16,843
Net interest revenue	182,572	167,726
Provision for credit losses	35,000	—
Net interest revenue after provision for credit losses	147,572	167,726
Other operating revenue
Brokerage and trading revenue	32,341	31,707
Transaction card revenue	32,354	31,010
Fiduciary and asset management revenue	32,056	31,469
Deposit service charges and fees	22,542	21,684
Mortgage banking revenue	34,430	39,320
Other revenue	11,904	10,801
Total fees and commissions	165,627	165,991
Other gains, net	1,560	755
Gain on derivatives, net	7,138	911
Gain on fair value option securities, net	9,443	2,647
Change in fair value of mortgage servicing rights	(27,988)	(8,522)
Gain on available for sale securities, net	3,964	4,327
Total other-than-temporary impairment losses	—	(781)
Portion of loss recognized in other comprehensive income	—	689
Net impairment losses recognized in earnings	—	(92)
Total other operating revenue	159,744	166,017
Other operating expense
Personnel	135,843	128,548
Business promotion	5,696	5,748
Professional fees and services	11,759	10,059
Net occupancy and equipment	18,766	19,044
Insurance	7,265	4,980
Data processing and communications	32,017	29,772
Printing, postage and supplies	3,907	3,461
Net losses and operating expenses of repossessed assets	1,070	613
Amortization of intangible assets	1,159	1,090
Mortgage banking costs	12,379	10,167
Other expense	15,039	6,783
Total other operating expense	244,900	220,265
Net income before taxes	62,416	113,478
Federal and state income taxes	21,428	38,384
Net income	40,988	75,094
Net income (loss) attributable to non-controlling interests	(1,576)	251
Net income attributable to BOK Financial Corporation shareholders	$42,564	$74,843
Earnings per share:
Basic	$0.64	$1.08
Diluted	$0.64	$1.08
Average shares used in computation:
Basic	65,296,541	68,254,780
Diluted	65,331,428	68,344,886
Dividends declared per share	$0.43	$0.42

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended
	March 31,
	2016	2015
Net income	$40,988	$75,094
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	121,091	59,387
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(69)	(179)
Interest expense, Subordinated debentures	—	65
Net impairment losses recognized in earnings	—	92
Gain on available for sale securities, net	(3,964)	(4,327)
Other comprehensive income before income taxes	117,058	55,038
Federal and state income taxes	45,536	21,408
Other comprehensive income, net of income taxes	71,522	33,630
Comprehensive income	112,510	108,724
Comprehensive income (loss) attributable to non-controlling interests	(1,576)	251
Comprehensive income attributable to BOK Financial Corp. shareholders	$114,086	$108,473

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$481,510	$573,699	$490,683
Interest-bearing cash and cash equivalents	1,831,162	2,069,900	2,119,987
Trading securities	279,539	122,404	118,044
Investment securities (fair value: March 31, 2016 – $609,743; December 31, 2015 – $629,159 ; March 31, 2015 – $657,971)	576,047	597,836	634,587
Available for sale securities	8,886,036	9,042,733	9,158,175
Fair value option securities	418,887	444,217	434,077
Restricted equity securities	314,590	273,684	212,685
Residential mortgage loans held for sale	332,040	308,439	513,196
Loans	16,022,566	15,941,154	14,684,136
Allowance for loan losses	(233,156)	(225,524)	(197,686)
Loans, net of allowance	15,789,410	15,715,630	14,486,450
Premises and equipment, net	311,161	306,490	279,075
Receivables	167,209	163,480	183,447
Goodwill	383,789	385,461	377,780
Intangible assets, net	44,944	43,909	33,286
Mortgage servicing rights	196,055	218,605	175,051
Real estate and other repossessed assets, net of allowance (March 31, 2016 – $11,913; December 31, 2015 – $12,622; March 31, 2015 – $18,886)	29,896	30,731	45,551
Derivative contracts, net	790,146	586,270	462,386
Cash surrender value of bank-owned life insurance	305,510	303,335	296,192
Receivable on unsettled securities sales	5,640	40,193	9,598
Other assets	270,374	249,112	269,728
Total assets	$31,413,945	$31,476,128	$30,299,978

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$7,950,675	$8,296,888	$8,009,577
Interest-bearing deposits:
Transaction	9,709,766	9,998,954	10,108,202
Savings	416,505	386,252	383,790
Time	2,341,374	2,406,064	2,651,778
Total deposits	20,418,320	21,088,158	21,153,347
Funds purchased	62,755	491,192	66,320
Repurchase agreements	630,101	722,444	897,663
Other borrowings	5,633,862	4,837,879	3,727,050
Subordinated debentures	226,385	226,350	348,030
Accrued interest, taxes and expense	148,711	119,584	147,184
Derivative contracts, net	705,578	581,701	419,351
Due on unsettled securities purchases	19,508	16,897	25,935
Other liabilities	212,460	124,284	124,846
Total liabilities	28,057,680	28,208,489	26,909,726
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2016 – 74,800,772; December 31, 2015 – 74,530,364; March 31, 2015 – 74,351,392)	4	4	4
Capital surplus	987,046	982,009	959,650
Retained earnings	2,718,301	2,704,121	2,576,953
Treasury stock (shares at cost: March 31, 2016 – 8,645,669 ; December 31, 2015 – 8,636,332; March 31, 2015 – 5,429,078)	(476,905)	(477,165)	(269,749)
Accumulated other comprehensive income	93,109	21,587	90,303
Total shareholders’ equity	3,321,555	3,230,556	3,357,161
Non-controlling interests	34,710	37,083	33,091
Total equity	3,356,265	3,267,639	3,390,252
Total liabilities and equity	$31,413,945	$31,476,128	$30,299,978

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, Dec. 31, 2014	74,004	$4	$954,644	$2,530,837	4,890	$(239,979)	$56,673	$3,302,179	$34,027	$3,336,206
Net income	—	—	—	74,843	—	—	—	74,843	251	75,094
Other comprehensive income	—	—	—	—	—	—	33,630	33,630	—	33,630
Repurchase of common stock	—	—	—	—	502	(29,484)	—	(29,484)	—	(29,484)
Issuance of shares for equity compensation	347	—	2,926	—	37	(286)	—	2,640	—	2,640
Tax effect from equity compensation, net	—	—	215	—	—	—	—	215	—	215
Share-based compensation	—	—	1,865	—	—	—	—	1,865	—	1,865
Cash dividends on common stock	—	—	—	(28,727)	—	—	—	(28,727)	—	(28,727)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,187)	(1,187)

Balance, March 31, 2015	74,351	$4	$959,650	$2,576,953	5,429	$(269,749)	$90,303	$3,357,161	$33,091	$3,390,252

Balance, Dec. 31, 2015	74,530	$4	$982,009	$2,704,121	8,636	$(477,165)	$21,587	$3,230,556	$37,083	$3,267,639
Net income	—	—	—	42,564	—	—	—	42,564	(1,576)	40,988
Other comprehensive income	—	—	—	—	—	—	71,522	71,522	—	71,522
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares for equity compensation	271	—	1,191	—	10	260	—	1,451	—	1,451
Tax effect from equity compensation, net	—	—	1,816	—	—	—	—	1,816	—	1,816
Share-based compensation	—	—	2,030	—	—	—	—	2,030	—	2,030
Cash dividends on common stock	—	—	—	(28,384)	—	—	—	(28,384)	—	(28,384)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(797)	(797)

Balance, March 31, 2016	74,801	$4	$987,046	$2,718,301	8,646	$(476,905)	$93,109	$3,321,555	$34,710	$3,356,265

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$40,988	$75,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	35,000	—
Change in fair value of mortgage servicing rights	27,988	8,522
Unrealized losses (gains) from derivative contracts	(13,788)	641
Tax effect from equity compensation, net	(1,816)	(215)
Change in bank-owned life insurance	(2,170)	(2,198)
Share-based compensation	2,030	1,865
Depreciation and amortization	18,907	16,800
Net amortization of securities discounts and premiums	11,213	14,511
Net realized gains on financial instruments and other net gains	(4,035)	(5,956)
Net gain on mortgage loans held for sale	(10,779)	(20,702)
Mortgage loans originated for sale	(1,244,015)	(1,565,016)
Proceeds from sale of mortgage loans held for sale	1,239,391	1,382,042
Capitalized mortgage servicing rights	(13,582)	(19,150)
Change in trading and fair value option securities	(132,436)	(52,479)
Change in receivables	(3,264)	(16,008)
Change in other assets	3,145	(6,293)
Change in accrued interest, taxes and expense	(13,132)	5,521
Change in other liabilities	65,593	8,173
Net cash provided by (used in) operating activities	5,238	(174,848)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	32,308	19,378
Proceeds from maturities or redemptions of available for sale securities	335,565	513,939
Purchases of investment securities	(12,189)	(3,363)
Purchases of available for sale securities	(536,078)	(980,768)
Proceeds from sales of available for sale securities	469,382	334,825
Change in amount receivable on unsettled securities transactions	34,553	64,661
Loans originated, net of principal collected	(92,648)	(458,118)
Net payments on derivative asset contracts	(155,263)	(83,354)
Acquisitions, net of cash acquired	(7,700)	—
Proceeds from disposition of assets	38,903	66,111
Purchases of assets	(75,893)	(108,579)
Net cash provided by (used in) investing activities	30,940	(635,268)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(605,148)	(30,574)
Net change in time deposits	(64,690)	43,062
Net change in other borrowed funds	246,609	1,283,330
Net proceeds on derivative liability contracts	154,506	70,377
Net change in derivative margin accounts	(75,876)	(101,290)
Change in amount due on unsettled security transactions	2,611	(264,605)
Issuance of common and treasury stock, net	1,451	2,640
Tax effect from equity compensation, net	1,816	215
Repurchase of common stock	—	(29,484)
Dividends paid	(28,384)	(28,727)
Net cash provided by (used in) financing activities	(367,105)	944,944
Net increase (decrease) in cash and cash equivalents	(330,927)	134,828
Cash and cash equivalents at beginning of period	2,643,599	2,475,842
Cash and cash equivalents at end of period	$2,312,672	$2,610,670

Supplemental Cash Flow Information:
Cash paid for interest	$19,934	$15,380
Cash paid for taxes	$6,004	$3,232
Net loans and bank premises transferred to repossessed real estate and other assets	$2,211	$2,768
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$28,594	$29,409
Conveyance of other real estate owned guaranteed by U.S. government agencies	$15,147	$66,912
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

The financial information should be read in conjunction with BOK Financial’s 2015 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2015 have been derived from the audited financial statements included in BOK Financial’s 2015 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

FASB Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16")

On November 3, 2014, the FASB issued ASU 2014-16 to eliminate the use of different methods and reduce diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument. The entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. For public business entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Adoption of ASU 2014-16 did not have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02")

On February 18, 2015, the FASB issued ASU 2015-02 to address concerns that current U.S. GAAP may require a reporting entity to consolidate another legal entity where the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. The amendments affect limited partnerships and similar legal entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Adoption of ASU 2015-02 did not have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07")

On May 1, 2015, the FASB issued ASU 2015-07 to gain consistency within the categorization of the fair value hierarchy. The update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The ASU is effective for the Company for interim and annual periods beginning January 1, 2016 and should be applied retrospectively to all periods presented. Adoption of ASU 2015-07 did not have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01")

On January 5, 2016, the FASB issued ASU 2016-01 over the recognition and measurement of financial assets and liabilities. The update requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the exit price notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the fair value option has been elected, requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2017. Upon adoption, unrealized gains and losses from equity securities will be reclassified from other comprehensive income to retained earnings. As of March 31, 2016, the Company had $2.0 million of unrealized gains and losses from equity securities in other comprehensive income.

FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02")

On February 25, 2016, the FASB issued ASU 2016-02 to increase transparency and comparability by recognizing lease assets and liabilities on the balance and disclosing key information about leasing arrangements. The final guidance requires lessees to put most leases on their balance sheets and may affect the presentation and timing of expense recognition, eliminates the current real estate-specific provisions, modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments is permitted. The Company is evaluating the impact the adoption of ASU 2016-02 will have on the Company's financial statements.

FASB Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05")

On March 10, 2016, the FASB issued ASU 2016-05 which clarifies that "a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would no, in and of itself, be considered a termination of the derivative instrument" or "a change in a critical term of the hedging relationship." If all other hedge accounting criteria in ASC 815 are met, a hedging relationship where the hedging derivative instrument is novated would not be discontinued or need to be redesignated. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity would apply the guidance prospectively unless modified retrospective transition is elected. Early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2016-05 will have on the Company's financial statements.

FASB Accounting Standards Update No. 2016-07, Investments - Equity Method and Joint Ventures ("ASU 2016-07")

On March 15, 2016, the FASB issued ASU 2016-07 to simplify the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as result of an increase in the level of ownership interest or degree of influence. The ASU also requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available for sale security that becomes eligible for the equity method be recognized in earnings as of the date the investment qualifies for the equity method. The ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2016-07 will have on the Company's financial statements.

FASB Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08")

On March 17, 2016, the FASB Issued ASU 2016-08 to amend the principal versus agent implementation guidance in ASU 2014-09. The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. ASU 2016-08 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact the adoption of ASU 2016-08 will have on the Company's financial statements along with ASU 2014-09.

FASB Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09")

On March 30, 2016, the FASB issued ASU 2016-09 to simplify multiple aspects of accounting for employee share-based payment transactions including accounting income taxes, forfeitures, and statutory tax withholding requirements. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is evaluating the impact the adoption of ASU 2016-09 will have on the Company's financial statements.

FASB Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10")

On April 14, 2016, the FASB issued ASU 2016-10 which amends certain sections of ASU 2014-09 related to identifying performance obligations and licensing implementation. ASU 2016-10 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact the adoption of ASU 2016-10 will have on the Company's financial statements along with ASU 2014-09.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	March 31, 2016		December 31, 2015		March 31, 2015
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Government agency debentures	$59,733	$71	$61,295	$(71)	$26,283	$40
U.S. agency residential mortgage-backed securities	146,896	821	10,989	17	17,179	5
Municipal and other tax-exempt securities	58,797	546	31,901	210	54,164	(4)
Other trading securities	14,113	107	18,219	(16)	20,418	53
Total trading securities	$279,539	$1,545	$122,404	$140	$118,044	$94
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2016
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$347,684	$347,684	$352,542	$4,952	$(94)
U.S. agency residential mortgage-backed securities – Other	25,323	25,366	26,794	1,428	—
Other debt securities	202,997	202,997	230,407	27,448	(38)
Total investment securities	$576,004	$576,047	$609,743	$33,828	$(132)

[1]
Carrying value includes $43 thousand of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio in 2011.

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	December 31, 2015
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$365,258	$365,258	$368,910	$3,935	$(283)
U.S. agency residential mortgage-backed securities – Other	26,721	26,833	27,874	1,063	(22)
Other debt securities	205,745	205,745	232,375	26,689	(59)
Total investment securities	$597,724	$597,836	$629,159	$31,687	$(364)

[1]
Carrying value includes $112 thousand of net unrealized gain which remains in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets related to certain securities transferred from the Available for Sale securities portfolio to the Investment securities portfolio in 2011.

[2]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	March 31, 2015
	Amortized	Carrying	Fair	Gross Unrealized[2]
	Cost	Value[1]	Value	Gain	Loss
Municipal and other tax-exempt	$396,063	$396,063	$400,112	$4,443	$(394)
U.S. agency residential mortgage-backed securities – Other	33,109	33,545	35,253	1,708	—
Other debt securities	204,979	204,979	222,606	18,500	(873)
Total investment securities	$634,151	$634,587	$657,971	$24,651	$(1,267)

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

The amortized cost and fair values of investment securities at March 31, 2016, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$66,228	$234,480	$13,406	$33,570	$347,684	3.14
Fair value	66,280	236,135	13,692	36,435	352,542
Nominal yield¹	1.39%	1.92%	2.89%	5.77%	2.23%
Other debt securities:
Carrying value	14,387	42,985	95,825	49,800	202,997	7.31
Fair value	14,679	46,855	109,580	59,293	230,407
Nominal yield	3.65%	4.89%	5.57%	6.05%	5.41%
Total fixed maturity securities:
Carrying value	$80,615	$277,465	$109,231	$83,370	$550,681	4.67
Fair value	80,959	282,990	123,272	95,728	582,949
Nominal yield	1.79%	2.38%	5.24%	5.94%	3.40%
Residential mortgage-backed securities:
Carrying value					$25,366	³
Fair value					26,794
Nominal yield[4]					2.75%
Total investment securities:
Carrying value					$576,047
Fair value					609,743
Nominal yield					3.37%

[1]	Calculated on a taxable equivalent basis using a 39% effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 3.9 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2016
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,003	$3	$—	$—
Municipal and other tax-exempt	51,197	51,308	814	(703)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	2,983,694	3,051,280	68,479	(893)	—
FHLMC	1,870,002	1,903,789	34,098	(311)	—
GNMA	758,979	761,456	3,558	(1,081)	—
Other	—	—	—	—	—
Total U.S. government agencies	5,612,675	5,716,525	106,135	(2,285)	—
Private issue:
Alt-A loans	54,288	59,049	5,434	—	(673)
Jumbo-A loans	68,725	73,981	5,919	(59)	(604)
Total private issue	123,013	133,030	11,353	(59)	(1,277)
Total residential mortgage-backed securities	5,735,688	5,849,555	117,488	(2,344)	(1,277)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,904,149	2,942,404	39,518	(1,263)	—
Other debt securities	4,400	4,151	—	(249)	—
Perpetual preferred stock	17,171	19,575	2,404	—	—
Equity securities and mutual funds	17,195	18,040	915	(70)	—
Total available for sale securities	$8,730,800	$8,886,036	$161,142	$(4,629)	$(1,277)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2015
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$995	$—	$(5)	$—
Municipal and other tax-exempt	56,681	56,817	873	(737)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,156,214	3,187,215	41,502	(10,501)	—
FHLMC	1,940,915	1,949,335	14,727	(6,307)	—
GNMA	763,967	761,801	2,385	(4,551)	—
Other	—	—	—	—	—
Total U.S. government agencies	5,861,096	5,898,351	58,614	(21,359)	—
Private issue:
Alt-A loans	56,387	62,574	6,574	—	(387)
Jumbo-A loans	71,724	76,544	5,260	—	(440)
Total private issue	128,111	139,118	11,834	—	(827)
Total residential mortgage-backed securities	5,989,207	6,037,469	70,448	(21,359)	(827)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,919,044	2,905,796	5,396	(18,644)	—
Other debt securities	4,400	4,151	—	(249)	—
Perpetual preferred stock	17,171	19,672	2,501	—	—
Equity securities and mutual funds	17,121	17,833	752	(40)	—
Total available for sale securities	$9,004,624	$9,042,733	$79,970	$(41,034)	$(827)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	March 31, 2015
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,001	$1	$—	$—
Municipal and other tax-exempt	60,298	60,818	1,242	(722)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,844,253	3,930,186	87,993	(2,060)	—
FHLMC	2,040,364	2,079,310	39,989	(1,043)	—
GNMA	698,346	703,206	6,031	(1,171)	—
Other	4,533	4,867	334	—	—
Total U.S. government agencies	6,587,496	6,717,569	134,347	(4,274)	—
Private issue:
Alt-A loans	63,765	69,369	6,601	—	(997)
Jumbo-A loans	85,269	90,662	5,769	—	(376)
Total private issue	149,034	160,031	12,370	—	(1,373)
Total residential mortgage-backed securities	6,736,530	6,877,600	146,717	(4,274)	(1,373)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,157,985	2,164,842	13,849	(6,992)	—
Other debt securities	9,405	9,155	—	(250)	—
Perpetual preferred stock	22,171	24,983	2,812	—	—
Equity securities and mutual funds	18,679	19,776	1,117	(20)	—
Total available for sale securities	$9,006,068	$9,158,175	$165,738	$(12,258)	$(1,373)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at March 31, 2016, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$—	$1,000	$—	$—		$1,000	1.79
Fair value	—	1,003	—	—		1,003
Nominal yield	—%	0.87%	—%	—%		0.87%
Municipal and other tax-exempt:
Amortized cost	$9,829	$16,841	$2,791	$21,736		$51,197	8.62
Fair value	9,958	17,235	2,859	21,256		51,308
Nominal yield¹	4.43%	4.01%	3.69%	2.01%	[6]	3.22%
Commercial mortgage-backed securities:
Amortized cost	$—	$903,717	$1,797,361	$203,071		$2,904,149	7.18
Fair value	—	911,758	1,826,793	203,853		2,942,404
Nominal yield	—%	1.63%	1.89%	1.48%		1.78%
Other debt securities:
Amortized cost	$—	$—	$—	$4,400		$4,400	31.41
Fair value	—	—	—	4,151		4,151
Nominal yield	—%	—%	—%	1.71%	[6]	1.71%
Total fixed maturity securities:
Amortized cost	$9,829	$921,558	$1,800,152	$229,207		$2,960,746	7.24
Fair value	9,958	929,996	1,829,652	229,260		2,998,866
Nominal yield	4.43%	1.67%	1.89%	1.53%		1.80%
Residential mortgage-backed securities:
Amortized cost						$5,735,688	[2]
Fair value						5,849,555
Nominal yield[4]						1.94%
Equity securities and mutual funds:
Amortized cost						$34,366	³
Fair value						37,615
Nominal yield						—%
Total available-for-sale securities:
Amortized cost						$8,730,800
Fair value						8,886,036
Nominal yield						1.88%

[1]	Calculated on a taxable equivalent basis using a 39 percent effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.4 years years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Proceeds	$469,382	$334,825
Gross realized gains	3,964	4,900
Gross realized losses	—	(573)
Related federal and state income tax expense	1,542	1,683

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	March 31, 2016	Dec. 31, 2015	March 31, 2015
Investment:
Carrying value	$263,720	$231,033	$63,425
Fair value	268,422	234,382	65,723

Available for sale:
Amortized cost	7,307,788	6,831,743	6,065,705
Fair value	7,424,702	6,849,524	6,155,570

The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of March 31, 2016
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	19	$14,175	$8	$4,364	$86	$18,539	$94
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	7	—	—	1,876	38	1,876	38
Total investment securities	26	$14,175	$8	$6,240	$124	$20,415	$132

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	17	$1,010	$3	$10,307	$700	$11,317	$703
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4	70,069	794	51,457	99	121,526	893
FHLMC	1	—	—	23,914	311	23,914	311
GNMA	12	265,293	585	99,088	496	364,381	1,081
Total U.S. government agencies	17	335,362	1,379	174,459	906	509,821	2,285
Private issue[1]:
Alt-A loans	5	8,870	137	8,625	536	17,495	673
Jumbo-A loans	9	7,169	59	7,959	604	15,128	663
Total private issue	14	16,039	196	16,584	1,140	32,623	1,336
Total residential mortgage-backed securities	31	351,401	1,575	191,043	2,046	542,444	3,621
Commercial mortgage-backed securities guaranteed by U.S. government agencies	31	157,662	197	260,945	1,066	418,607	1,263
Other debt securities	2	—	—	4,151	249	4,151	249
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	37	3,241	49	1,029	21	4,270	70
Total available for sale securities	118	$513,314	$1,824	$467,475	$4,082	$980,789	$5,906

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of December 31, 2015
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	73	$127,319	$207	$13,380	$77	$140,699	$284
U.S. Agency residential mortgage-backed securities – Other	1	5,533	22	—	—	5,533	22
Other debt securities	11	1,082	41	1,715	18	2,797	59
Total investment securities	85	$133,934	$270	$15,095	$95	$149,029	$365

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Treasury	1	$995	$5	$—	$—	$995	$5
Municipal and other tax-exempt	20	$9,909	$27	$11,664	$710	$21,573	$737
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	55	1,188,022	10,262	18,236	239	1,206,258	10,501
FHLMC	40	726,713	4,827	77,545	1,480	804,258	6,307
GNMA	15	364,919	1,951	102,109	2,600	467,028	4,551
Total U.S. government agencies	110	2,279,654	17,040	197,890	4,319	2,477,544	21,359
Private issue[1]:
Alt-A loans	4	—	—	9,264	387	9,264	387
Jumbo-A loans	8	—	—	8,482	440	8,482	440
Total private issue	12	—	—	17,746	827	17,746	827
Total residential mortgage-backed securities	122	2,279,654	17,040	215,636	5,146	2,495,290	22,186
Commercial mortgage-backed securities guaranteed by U.S. government agencies	213	1,582,469	11,419	484,258	7,225	2,066,727	18,644
Other debt securities	2	—	—	4,151	249	4,151	249
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	61	782	5	991	35	1,773	40
Total available for sale securities	419	$3,873,809	$28,496	$716,700	$13,365	$4,590,509	$41,861

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of March 31, 2015
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	37	$41,048	$173	$53,662	$221	$94,710	$394
U.S. Agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	97	31,451	846	2,478	27	33,929	873
Total investment securities	134	$72,499	$1,019	$56,140	$248	$128,639	$1,267

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt[1]	20	$10,217	$27	$11,705	$695	$21,922	$722
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	8	90,133	464	125,166	1,596	215,299	2,060
FHLMC	6	17,511	34	124,912	1,009	142,423	1,043
GNMA	4	—	—	123,884	1,171	123,884	1,171
Total U.S. government agencies	18	107,644	498	373,962	3,776	481,606	4,274
Private issue[1]:
Alt-A loans	4	10,154	997	—	—	10,154	997
Jumbo-A loans	8	—	—	9,570	376	9,570	376
Total private issue	12	10,154	997	9,570	376	19,724	1,373
Total residential mortgage-backed securities	30	117,798	1,495	383,532	4,152	501,330	5,647
Commercial mortgage-backed securities guaranteed by U.S. government agencies	68	97,374	151	894,815	6,841	992,189	6,992
Other debt securities	2	—	—	4,150	250	4,150	250
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	66	24	—	1,007	20	1,031	20
Total available for sale securities	186	$225,413	$1,673	$1,295,209	$11,958	$1,520,622	$13,631

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of March 31, 2016, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at March 31, 2016.

At March 31, 2016, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$225,162	$226,757	$5,273	$5,294	$—	$—	$117,249	$120,491	$347,684	$352,542
U.S. agency residential mortgage-backed securities 1	—	—	—	—	—	—	25,366	26,794	25,366	26,794
Other debt securities	140,184	164,008	—	—	—	—	62,813	66,399	202,997	230,407
Total investment securities	$365,346	$390,765	$5,273	$5,294	$—	$—	$205,428	$213,684	$576,047	$609,743

	AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—	$1,000	$1,003	$1,000	$1,003
Municipal and other tax-exempt	28,543	29,187	9,917	9,350	—	—	12,737	12,771	51,197	51,308
U.S. agency residential mortgage-backed securities 1	—	—	—	—	—	—	5,612,675	5,716,525	5,612,675	5,716,525
Privately issued residential mortgage-backed securities	—	—	—	—	123,013	133,030	—	—	123,013	133,030
Commercial mortgage-backed securities guaranteed by U.S. government agencies	—	—	—	—	—	—	2,904,149	2,942,404	2,904,149	2,942,404
Other debt securities	4,400	4,151	—	—	—	—	—	—	4,400	4,151
Perpetual preferred stock	—	—	6,406	7,455	10,765	12,120	—	—	17,171	19,575
Equity securities and mutual funds	4	465	—	—	—	—	17,191	17,575	17,195	18,040
Total available for sale securities	$32,947	$33,803	$16,323	$16,805	$133,778	$145,150	$8,547,752	$8,690,278	$8,730,800	$8,886,036

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At March 31, 2016, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade by the nationally-recognized rating agencies. The gross unrealized loss on these securities totaled $1.3 million. Impairment of securities rated below investment grade was evaluated based on projections of estimated cash flows from individual loans underlying each security using current and anticipated unemployment and default rates, changes in housing prices and estimated liquidation costs at foreclosure. Each factor is considered in the evaluation.

The primary assumptions used in this evaluation were:

	March 31, 2016	Dec. 31, 2015	March 31, 2015

Unemployment rate	Moving down to 4.8 percent over the next 12 months and remain at 4.8 percent thereafter.	Decreasing to 4.8 percent over the next 12 months and remain at 4.8 percent thereafter.	Held constant at 5.6 percent over the next 12 months and remain at 5.6 percent thereafter.
Housing price appreciation/depreciation
Starting with current depreciated housing prices based on information derived from the FHFA1, appreciating 3.5 percent over the next 12 months, then flat for the following 12 months and then appreciating at 2 percent per year thereafter.

Starting with current depreciated housing prices based on information derived from the FHFA1, appreciating 3.5 percent over the next 12 months, then flat for the following 12 months and then appreciating at 2 percent per year thereafter.

Starting with current depreciated housing prices based on information derived from the FHFA1, appreciating 3.2 percent over the next 12 months, then flat for the following 12 months and then appreciating at 2 percent per year thereafter.

Estimated liquidation costs	Reflect actual historical liquidations costs observed on Jumbo and Alt-A residential mortgage loans in securities owned by the Company.	Reflect actual historical liquidations costs observed on Jumbo and Alt-A residential mortgage loans in securities owned by the Company.	Reflect actual historical liquidations costs observed on Jumbo and Alt-A residential mortgage loans in securities owned by the Company.
Discount rates	Estimated cash flows were discounted at rates that range from 2.00 percent to 6.25 percent based on our current expected yields.	Estimated cash flows were discounted at rates that range from 2.00 percent to 6.25 percent based on our current expected yields.	Estimated cash flows were discounted at rates that range from 2.00 percent to 6.25 percent based on our current expected yields.

[1]	Federal Housing Finance Agency

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities is charged against other comprehensive income, net of deferred taxes. No credit loss impairments were recognized in earnings on privately issued residential mortgage-backed securities during the three months ended March 31, 2016.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				March 31, 2016		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	14	$54,288	$59,049	—	$—	14	$36,284
Jumbo-A	30	68,725	73,981	—	—	29	18,220
Total	44	$123,013	$133,030	—	$—	43	$54,504

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at March 31, 2016.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance of credit-related OTTI recognized on available for sale debt securities, beginning of period	$54,504	$54,347
Additions for credit-related OTTI not previously recognized	—	—
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	—	92
Reductions for change in intent to hold before recovery	—	—
Sales	—	—
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$54,504	$54,439

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	March 31, 2016		Dec. 31, 2015		March 31, 2015
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities	$418,887	$4,136	$444,217	$(2,060)	$434,077	$4,271

Restricted Equity Securities

Restricted equity securities primarily include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks. Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares are restricted and lacks a market. A summary of restricted equity securities follows (in thousands):

	March 31, 2016	Dec. 31, 2015	March 31, 2015
Federal Reserve stock	$36,148	$36,148	$35,018
Federal Home Loan Bank stock	278,271	237,365	177,667
Other	171	171	—
Total	$314,590	$273,684	$212,685

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

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contracts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of March 31, 2016, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $18 million.

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

Interest Rate Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. As of March 31, 2016, derivative contracts under the interest rate risk management program were primarily used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

As discussed in Note 6, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 6 for additional discussion of notional, fair value and impact on earnings of these contracts.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2016 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,235,517	$111,188	$(44,570)	$66,618	$—	$66,618
Interest rate swaps	1,335,259	48,270	—	48,270	—	48,270
Energy contracts	533,355	62,365	(21,374)	40,991	(11,340)	29,651
Agricultural contracts	104,927	1,859	(1,175)	684	—	684
Foreign exchange contracts	682,457	639,322	—	639,322	(4,970)	634,352
Equity option contracts	128,623	4,006	—	4,006	(376)	3,630
Total customer risk management programs	19,020,138	867,010	(67,119)	799,891	(16,686)	783,205
Interest rate risk management programs	772,000	6,941	—	6,941	—	6,941
Total derivative contracts	$19,792,138	$873,951	$(67,119)	$806,832	$(16,686)	$790,146

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,323,807	$107,541	$(44,570)	$62,971	$(61,380)	$1,591
Interest rate swaps	1,335,259	48,619	—	48,619	(28,572)	20,047
Energy contracts	526,103	62,528	(21,374)	41,154	—	41,154
Agricultural contracts	104,922	1,847	(1,175)	672	(420)	252
Foreign exchange contracts	682,354	638,892	—	638,892	(364)	638,528
Equity option contracts	128,623	4,006	—	4,006	—	4,006
Total customer risk management programs	19,101,068	863,433	(67,119)	796,314	(90,736)	705,578
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$19,101,068	$863,433	$(67,119)	$796,314	$(90,736)	$705,578

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2015 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,583,052	$43,270	$(28,305)	$14,965	$—	$14,965
Interest rate swaps	1,332,044	31,744	—	31,744	(1,424)	30,320
Energy contracts	470,613	83,045	(22,970)	60,075	(18,606)	41,469
Agricultural contracts	61,662	2,591	(1,158)	1,433	—	1,433
Foreign exchange contracts	546,572	498,830	—	498,830	(4,140)	494,690
Equity option contracts	137,278	3,780	—	3,780	(470)	3,310
Total customer risk management programs	17,131,221	663,260	(52,433)	610,827	(24,640)	586,187
Interest rate risk management programs	22,000	83	—	83	—	83
Total derivative contracts	$17,153,221	$663,343	$(52,433)	$610,910	$(24,640)	$586,270

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,168,927	$40,141	$(28,305)	$11,836	$(1,308)	$10,528
Interest rate swaps	1,332,044	31,928	—	31,928	(20,530)	11,398
Energy contracts	463,703	81,869	(22,970)	58,899	—	58,899
Agricultural contracts	61,657	2,579	(1,158)	1,421	(1,248)	173
Foreign exchange contracts	546,405	498,574	—	498,574	(1,951)	496,623
Equity option contracts	137,278	3,780	—	3,780	—	3,780
Total customer risk management programs	16,710,014	658,871	(52,433)	606,438	(25,037)	581,401
Interest rate risk management programs	75,000	300	—	300	—	300
Total derivative contracts	$16,785,014	$659,171	$(52,433)	$606,738	$(25,037)	$581,701

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2015 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$18,144,202	$115,693	$(38,135)	$77,558	$—	$77,558
Interest rate swaps	1,174,975	39,880	—	39,880	—	39,880
Energy contracts	651,548	133,391	(47,576)	85,815	(62,118)	23,697
Agricultural contracts	37,545	837	(367)	470	—	470
Foreign exchange contracts	379,243	311,739	—	311,739	—	311,739
Equity option contracts	185,043	8,939	—	8,939	(100)	8,839
Total customer risk management programs	20,572,556	610,479	(86,078)	524,401	(62,218)	462,183
Interest rate risk management programs	22,000	203	—	203	—	203
Total derivative contracts	$20,594,556	$610,682	$(86,078)	$524,604	$(62,218)	$462,386

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$17,920,104	$111,977	$(38,135)	$73,842	$(61,094)	$12,748
Interest rate swaps	1,174,975	40,134	—	40,134	(23,121)	17,013
Energy contracts	634,459	130,396	(47,576)	82,820	—	82,820
Agricultural contracts	37,536	830	(367)	463	—	463
Foreign exchange contracts	378,406	310,940	—	310,940	(13,716)	297,224
Equity option contracts	185,043	8,939	—	8,939	—	8,939
Total customer risk management programs	20,330,523	603,216	(86,078)	517,138	(97,931)	419,207
Interest rate risk management programs	25,000	144	—	144	—	144
Total derivative contracts	$20,355,523	$603,360	$(86,078)	$517,282	$(97,931)	$419,351

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	March 31, 2016		March 31, 2015
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$7,440	$—	$8,250	$—
Interest rate swaps	325	—	473	—
Energy contracts	696	—	1,341	—
Agricultural contracts	29	—	12	—
Foreign exchange contracts	378	—	245	—
Equity option contracts	—	—	—	—
Total customer risk management programs	8,868	—	10,321	—
Interest rate risk management programs	—	7,138	—	911
Total derivative contracts	$8,868	$7,138	$10,321	$911

Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the three months ended March 31, 2016 and 2015, respectively.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2016				December 31, 2015
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,932,757	$8,181,016	$174,652	$10,288,425	$1,850,548	$8,325,559	$76,424	$10,252,531
Commercial real estate	643,033	2,718,204	9,270	3,370,507	627,678	2,622,354	9,001	3,259,033
Residential mortgage	1,592,706	219,026	57,577	1,869,309	1,598,992	216,661	61,240	1,876,893
Personal	87,092	406,902	331	494,325	91,816	460,418	463	552,697
Total	$4,255,588	$11,525,148	$241,830	$16,022,566	$4,169,034	$11,624,992	$147,128	$15,941,154
Accruing loans past due (90 days)[1]				$8,019				$1,207

	March 31, 2015
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,807,837	$7,569,446	$13,880	$9,391,163
Commercial real estate	703,511	2,212,051	19,902	2,935,464
Residential mortgage	1,679,211	201,301	46,487	1,926,999
Personal	100,719	329,327	464	430,510
Total	$4,291,278	$10,312,125	$80,733	$14,684,136
Accruing loans past due (90 days)[1]				$523

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At March 31, 2016, $5.3 billion or 33 percent of our total loan portfolio is to businesses and individuals attributed to the Texas market and $3.7 billion or 23 percent of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At March 31, 2016, commercial loans attributed to the Texas market totaled $3.5 billion or 34 percent of the commercial loan portfolio segment and commercial loans attributed to the Oklahoma market totaled $2.4 billion or 23 percent of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $3.0 billion or 19 percent of total loans at March 31, 2016, including $2.5 billion of outstanding loans to energy producers. Approximately 60 percent of committed production loans are secured by properties primarily producing oil and 40 percent are secured by properties producing natural gas. The services loan class totaled $2.7 billion at March 31, 2016. Approximately $1.3 billion of loans in the services category consist of loans with individual balances of less than $10 million.  Businesses included in the services class include governmental, finance and insurance, not-for-profit, educational services and loans to entities providing services for real estate and construction.

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

At March 31, 2016, 30 percent of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 13 percent of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

Residential Mortgage and Personal

Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. Residential mortgage loans are secured by a first or second mortgage on the customer’s primary residence. Personal loans consist primarily of loans secured by the cash surrender value of insurance policies and marketable securities. It also includes direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as unsecured loans. Residential mortgage and personal loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Loans may be individually underwritten or credit scored based on size and other criteria. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability. Residential mortgage loans retained in the Company’s portfolio are primarily composed of various mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals and certain professionals. Jumbo loans may be fixed or variable rate and are fully amortizing. Jumbo loans generally conform to government sponsored entity standards, except that the loan size exceeds maximums required under these standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38 percent.  Loan-to-value (“LTV”) ratios are tiered from 60 percent to 100 percent, depending on the market. Special mortgage programs include fixed and variable fully amortizing loans tailored to the needs of certain healthcare professionals. Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.

At March 31, 2016, residential mortgage loans included $197 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $724 million at March 31, 2016. Approximately, 67 percent of the home equity loan portfolio is comprised of first lien loans and 33 percent of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 63 percent to amortizing term loans and 37 percent to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2016, outstanding commitments totaled $8.6 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2016, outstanding standby letters of credit totaled $510 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At March 31, 2016, outstanding commercial letters of credit totaled $7.8 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three months ended March 31, 2016.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended March 31, 2016 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$130,334	$41,391	$19,509	$4,164	$30,126	$225,524
Provision for loan losses	31,097	2,977	(731)	1,466	(4,705)	30,104
Loans charged off	(22,126)	—	(474)	(1,391)	—	(23,991)
Recoveries	488	85	163	783	—	1,519
Ending balance	$139,793	$44,453	$18,467	$5,022	$25,421	$233,156
Allowance for off-balance sheet credit losses:
Beginning balance	$1,506	$153	$30	$22	$—	$1,711
Provision for off-balance sheet credit losses	4,813	75	28	(20)	—	4,896
Ending balance	$6,319	$228	$58	$2	$—	$6,607

Total provision for credit losses	$35,910	$3,052	$(703)	$1,446	$(4,705)	$35,000

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at March 31, 2016 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,113,773	$137,191	$174,652	$2,602	$10,288,425	$139,793
Commercial real estate	3,361,237	44,435	9,270	18	3,370,507	44,453
Residential mortgage	1,811,732	18,401	57,577	66	1,869,309	18,467
Personal	493,994	5,022	331	—	494,325	5,022
Total	15,780,736	205,049	241,830	2,686	16,022,566	207,735

Nonspecific allowance	—	—	—	—	—	25,421

Total	$15,780,736	$205,049	$241,830	$2,686	$16,022,566	$233,156

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at March 31, 2015 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,377,283	$101,214	$13,880	$197	$9,391,163	$101,411
Commercial real estate	2,915,562	40,801	19,902	18	2,935,464	40,819
Residential mortgage	1,880,512	23,142	46,487	102	1,926,999	23,244
Personal	430,046	4,139	464	—	430,510	4,139
Total	14,603,403	169,296	80,733	317	14,684,136	169,613

Nonspecific allowance	—	—	—	—	—	28,073

Total	$14,603,403	$169,296	$80,733	$317	$14,684,136	$197,686

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at March 31, 2016 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,264,965	$138,887	$23,460	$906	$10,288,425	$139,793
Commercial real estate	3,370,507	44,453	—	—	3,370,507	44,453
Residential mortgage	192,658	2,822	1,676,651	15,645	1,869,309	18,467
Personal	410,318	2,954	84,007	2,068	494,325	5,022
Total	14,238,448	189,116	1,784,118	18,619	16,022,566	207,735

Nonspecific allowance	—	—	—	—	—	25,421

Total	$14,238,448	$189,116	$1,784,118	$18,619	$16,022,566	$233,156

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at March 31, 2015 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,367,119	$100,592	$24,044	$819	$9,391,163	$101,411
Commercial real estate	2,935,464	40,819	—	—	2,935,464	40,819
Residential mortgage	196,782	3,028	1,730,217	20,216	1,926,999	23,244
Personal	341,530	1,386	88,980	2,753	430,510	4,139
Total	12,840,895	145,825	1,843,241	23,788	14,684,136	169,613

Nonspecific allowance	—	—	—	—	—	28,073

Total	$12,840,895	$145,825	$1,843,241	$23,788	$14,684,136	$197,686

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

The following table summarizes the Company’s loan portfolio at March 31, 2016 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,466,909	$402,958	$159,553	$—	$—	$3,029,420
Services	2,712,494	6,885	9,512	—	—	2,728,891
Wholesale/retail	1,428,215	19,946	3,685	—	—	1,451,846
Manufacturing	588,827	11,506	312	—	—	600,645
Healthcare	1,986,598	7,804	1,023	—	—	1,995,425
Other commercial and industrial	458,255	—	483	23,376	84	482,198
Total commercial	9,641,298	449,099	174,568	23,376	84	10,288,425

Commercial real estate:
Residential construction and land development	166,237	923	4,789	—	—	171,949
Retail	808,800	420	1,302	—	—	810,522
Office	694,923	—	629	—	—	695,552
Multifamily	726,933	6,506	250	—	—	733,689
Industrial	564,391	—	76	—	—	564,467
Other commercial real estate	392,095	9	2,224	—	—	394,328
Total commercial real estate	3,353,379	7,858	9,270	—	—	3,370,507

Residential mortgage:
Permanent mortgage	187,166	3,146	2,346	730,596	25,151	948,405
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	177,800	19,550	197,350
Home equity	—	—	—	713,024	10,530	723,554
Total residential mortgage	187,166	3,146	2,346	1,621,420	55,231	1,869,309

Personal	410,095	100	123	83,799	208	494,325

Total	$13,591,938	$460,203	$186,307	$1,728,595	$55,523	$16,022,566

The following table summarizes the Company’s loan portfolio at December 31, 2015 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,906,357	$129,782	$61,189	$—	$—	$3,097,328
Services	2,767,225	6,761	10,290	—	—	2,784,276
Wholesale/retail	1,412,780	6,365	2,919	—	—	1,422,064
Manufacturing	554,526	1,872	331	—	—	556,729
Healthcare	1,882,308	—	1,072	—	—	1,883,380
Other commercial and industrial	483,030	—	496	25,101	127	508,754
Total commercial	10,006,226	144,780	76,297	25,101	127	10,252,531

Commercial real estate:
Residential construction and land development	155,724	293	4,409	—	—	160,426
Retail	794,754	426	1,319	—	—	796,499
Office	636,501	555	651	—	—	637,707
Multifamily	744,299	6,512	274	—	—	751,085
Industrial	563,093	—	76	—	—	563,169
Other commercial real estate	347,864	11	2,272	—	—	350,147
Total commercial real estate	3,242,235	7,797	9,001	—	—	3,259,033

Residential mortgage:
Permanent mortgage	192,456	1,932	2,313	721,964	26,671	945,336
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	175,037	21,900	196,937
Home equity	—	—	—	724,264	10,356	734,620
Total residential mortgage	192,456	1,932	2,313	1,621,265	58,927	1,876,893

Personal	467,811	14	130	84,409	333	552,697

Total	$13,908,728	$154,523	$87,741	$1,730,775	$59,387	$15,941,154

The following table summarizes the Company’s loan portfolio at March 31, 2015 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,857,004	$44,115	$1,875	$—	$—	$2,902,994
Services	2,573,879	14,253	4,744	—	—	2,592,876
Wholesale/retail	1,377,439	23,960	4,401	—	—	1,405,800
Manufacturing	546,566	13,942	417	—	—	560,925
Healthcare	1,505,072	4,547	1,558	—	—	1,511,177
Other commercial and industrial	392,549	—	798	23,957	87	417,391
Total commercial	9,252,509	100,817	13,793	23,957	87	9,391,163

Commercial real estate:
Residential construction and land development	128,795	759	9,598	—	—	139,152
Retail	654,429	574	3,857	—	—	658,860
Office	510,881	571	2,410	—	—	513,862
Multifamily	737,750	12,236	—	—	—	749,986
Industrial	478,508	—	76	—	—	478,584
Other commercial real estate	390,345	714	3,961	—	—	395,020
Total commercial real estate	2,900,708	14,854	19,902	—	—	2,935,464

Residential mortgage:
Permanent mortgage	192,473	2,069	2,240	736,357	31,125	964,264
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	196,923	3,256	200,179
Home equity	—	—	—	752,690	9,866	762,556
Total residential mortgage	192,473	2,069	2,240	1,685,970	44,247	1,926,999

Personal	341,355	17	158	88,674	306	430,510

Total	$12,687,045	$117,757	$36,093	$1,798,601	$44,640	$14,684,136

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the
	March 31, 2016					Three Months Ended
		Recorded Investment				March 31, 2016
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$182,224	$159,553	$125,072	$34,481	$2,558	$93,627	$—
Services	12,824	9,512	9,512	—	—	9,901	—
Wholesale/retail	9,502	3,685	3,673	12	9	3,302	—
Manufacturing	658	312	312	—	—	322	—
Healthcare	1,338	1,023	905	118	35	1,048	—
Other commercial and industrial	8,235	567	567	—	—	595	—
Total commercial	214,781	174,652	140,041	34,611	2,602	108,795	—

Commercial real estate:
Residential construction and land development	7,621	4,789	4,789	—	—	4,599	—
Retail	1,923	1,302	1,302	—	—	1,311	—
Office	920	629	629	—	—	640	—
Multifamily	1,192	250	250	—	—	262	—
Industrial	76	76	76	—	—	76	—
Other real estate loans	8,348	2,224	2,068	156	18	2,248	—
Total commercial real estate	20,080	9,270	9,114	156	18	9,136	—

Residential mortgage:
Permanent mortgage	35,149	27,497	27,383	114	66	28,240	327
Permanent mortgage guaranteed by U.S. government agencies[1]	203,396	197,350	197,350	—	—	199,697	1,772
Home equity	11,321	10,530	10,530	—	—	10,443	—
Total residential mortgage	249,866	235,377	235,263	114	66	238,380	2,099

Personal	363	331	331	—	—	397	—

Total	$485,090	$419,630	$384,749	$34,881	$2,686	$356,708	$2,099

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At March 31, 2016, $19.6 million of these loans were nonaccruing and $178 million were accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, are recovered.

A summary of impaired loans at December 31, 2015 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$63,910	$61,189	$18,330	$42,859	$16,115
Services	13,449	10,290	9,657	633	148
Wholesale/retail	8,582	2,919	2,907	12	9
Manufacturing	665	331	331	—	—
Healthcare	1,352	1,072	931	141	35
Other commercial and industrial	8,304	623	623	—	—
Total commercial	96,262	76,424	32,779	43,645	16,307

Commercial real estate:
Residential construction and land development	8,963	4,409	4,409	—	—
Retail	1,923	1,319	1,319	—	—
Office	937	651	651	—	—
Multifamily	1,192	274	274	—	—
Industrial	76	76	76	—	—
Other real estate loans	8,363	2,272	2,113	159	18
Total commercial real estate	21,454	9,001	8,842	159	18

Residential mortgage:
Permanent mortgage	37,273	28,984	28,868	116	68
Permanent mortgage guaranteed by U.S. government agencies[1]	202,984	196,937	196,937	—	—
Home equity	10,988	10,356	10,356	—	—
Total residential mortgage	251,245	236,277	236,161	116	68

Personal	489	463	463	—	—

Total	$369,450	$322,165	$278,245	$43,920	$16,393

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2015, $21.9 million of these loans were nonaccruing and $175 million were accruing based on the guarantee by U.S. government agencies.

A summary of impaired loans at March 31, 2015 follows (in thousands):

						For the
	As of March 31, 2015					Three Months Ended
		Recorded Investment				March 31, 2015
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$1,884	$1,875	$1,875	$—	$—	$1,646	$—
Services	7,698	4,744	4,051	693	153	4,972	—
Wholesale/retail	9,953	4,401	4,369	32	9	4,275	—
Manufacturing	716	417	417	—	—	433	—
Healthcare	2,626	1,558	1,362	196	35	1,469	—
Other commercial and industrial	8,559	885	885	—	—	908	—
Total commercial	31,436	13,880	12,959	921	197	13,703	—

Commercial real estate:
Residential construction and land development	14,367	9,598	9,598	—	—	7,449	—
Retail	5,376	3,857	3,857	—	—	3,892	—
Office	4,464	2,410	2,410	—	—	2,915	—
Multifamily	—	—	—	—	—	—	—
Industrial	76	76	76	—	—	38	—
Other real estate loans	9,950	3,961	3,791	170	18	4,936	—
Total commercial real estate	34,233	19,902	19,732	170	18	19,230	—

Residential mortgage:
Permanent mortgage	42,011	33,365	33,200	165	102	34,105	315
Permanent mortgage guaranteed by U.S. government agencies[1]	207,133	200,179	200,179	—	—	207,795	2,256
Home equity	10,129	9,866	9,866	—	—	9,715	—
Total residential mortgage	259,273	243,410	243,245	165	102	251,615	2,571

Personal	482	464	464	—	—	515	—

Total	$325,424	$277,656	$276,400	$1,256	$317	$285,063	$2,571

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At March 31, 2015, $3.3 million of these loans were nonaccruing and $197 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of March 31, 2016 is as follows (in thousands):

	As of March 31, 2016
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged Off During the Three Months Ended March 31, 2016
Nonaccruing TDRs:

Commercial:
Energy	$2,829	$—	$2,829	$—	$—
Services	8,863	8,076	787	—	—
Wholesale/retail	2,619	2,567	52	9	—
Manufacturing	267	267	—	—	—
Healthcare	656	656	—	—	—
Other commercial and industrial	548	65	483	—	57
Total commercial	15,782	11,631	4,151	9	57

Commercial real estate:
Residential construction and land development	1,871	296	1,575	—	—
Retail	1,302	925	377	—	—
Office	160	160	—	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	909	478	431	—	—
Total commercial real estate	4,242	1,859	2,383	—	—

Residential mortgage:
Permanent mortgage	16,242	11,451	4,791	66	3
Permanent mortgage guaranteed by U.S. government agencies	9,809	851	8,958	—	—
Home equity	5,078	4,207	871	—	66
Total residential mortgage	31,129	16,509	14,620	66	69

Personal	284	262	22	—	7

Total nonaccruing TDRs	$51,437	$30,261	$21,176	$75	$133

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	77,598	28,415	49,183	—	—

Total TDRs	$129,035	$58,676	$70,359	$75	$133

A summary of troubled debt restructurings by accruing status as of December 31, 2015 is as follows (in thousands):

	As of
	December 31, 2015
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$2,304	$2,304	$—	$—
Services	9,027	8,210	817	148
Wholesale/retail	2,758	2,706	52	9
Manufacturing	282	282	—	—
Healthcare	673	673	—	—
Other commercial and industrial	621	89	532	—
Total commercial	15,665	14,264	1,401	157

Commercial real estate:
Residential construction and land development	2,328	1,556	772	—
Retail	1,319	942	377	—
Office	165	165	—	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	920	478	442	—
Total commercial real estate	4,732	3,141	1,591	—

Residential mortgage:
Permanent mortgage	16,618	9,043	7,575	68
Permanent mortgage guaranteed by U.S. government agencies	11,136	139	10,997	—
Home equity	5,159	4,218	941	—
Total residential mortgage	32,913	13,400	19,513	68

Personal	324	297	27	—

Total nonaccuring TDRs	$53,634	$31,102	$22,532	$225

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	74,050	23,029	51,021	—

Total TDRs	$127,684	$54,131	$73,553	$225

A summary of troubled debt restructurings by accruing status as of March 31, 2015 is as follows (in thousands):

	As of March 31, 2015
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Amounts Charged Off During the Three Months Ended March 31, 2015
Nonaccruing TDRs:

Commercial:
Energy	$—	$—	$—	$—	$—
Services	1,617	687	930	148	—
Wholesale/retail	3,224	3,131	93	9	—
Manufacturing	325	325	—	—	—
Healthcare	—	—	—	—	—
Other commercial and industrial	636	87	549	—	—
Total commercial	5,802	4,230	1,572	157	—

Commercial real estate:
Residential construction and land development	7,234	5,724	1,510	—	—
Retail	3,543	1,384	2,159	—	—
Office	1,364	182	1,182	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	1,474	1,001	473	—	—
Total commercial real estate	13,615	8,291	5,324	—	—

Residential mortgage:
Permanent mortgage	15,680	11,667	4,013	102	5
Permanent mortgage guaranteed by U.S. government agencies	1,579	320	1,259	—	—
Home equity	5,298	4,333	965	—	24
Total residential mortgage	22,557	16,320	6,237	102	29

Personal	410	254	156	—	4

Total nonaccruing TDRs	$42,384	$29,095	$13,289	$259	$33

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	80,225	24,483	55,742	—	—

Total TDRs	$122,609	$53,578	$69,031	$259	$33

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at March 31, 2016 by class that were restructured during the three months ended March 31, 2016 by primary type of concession (in thousands):

	Three Months Ended March 31, 2016
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$525	$—	$525	$525
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—
Total commercial	—	—	—	525	—	525	525

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	367	62	429	429
Permanent mortgage guaranteed by U.S. government agencies	4,331	4,658	8,989	—	90	90	9,079
Home equity	—	—	—	—	622	622	622
Total residential mortgage	4,331	4,658	8,989	367	774	1,141	10,130

Personal	—	—	—	—	10	10	10

Total	$4,331	$4,658	$8,989	$892	$784	$1,676	$10,665

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during three months ended March 31, 2015 by primary type of concession (in thousands):

	Three Months Ended March 31, 2015
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—

Commercial real estate:
Residential construction and land development	—	—	—	4,649	—	4,649	4,649
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	4,649	—	4,649	4,649

Residential mortgage:
Permanent mortgage	—	—	—	659	622	1,281	1,281
Permanent mortgage guaranteed by U.S. government agencies	7,990	6,308	14,298	—	142	142	14,440
Home equity	—	—	—	152	842	994	994
Total residential mortgage	7,990	6,308	14,298	811	1,606	2,417	16,715

Personal	—	—	—	—	63	63	63

Total	$7,990	$6,308	$14,298	$5,460	$1,669	$7,129	$21,427

The following table summarizes, by loan class, the recorded investment at March 31, 2016 and 2015, respectively, of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$2,829	$2,829	$—	$—	$—
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	2,829	2,829	—	—	—

Commercial real estate:
Residential construction and land development	—	—	—	—	363	363
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	363	363

Residential mortgage:
Permanent mortgage	—	1,597	1,597	—	2,383	2,383
Permanent mortgage guaranteed by U.S. government agencies	22,606	1,346	23,952	33,920	673	34,593
Home equity	—	365	365	—	693	693
Total residential mortgage	22,606	3,308	25,914	33,920	3,749	37,669

Personal	—	—	—	—	24	24

Total	$22,606	$6,137	$28,743	$33,920	$4,136	$38,056

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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of March 31, 2016 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,864,408	$3,001	$2,458	$159,553	$3,029,420
Services	2,714,697	4,682	—	9,512	2,728,891
Wholesale/retail	1,443,503	4,658	—	3,685	1,451,846
Manufacturing	600,029	—	304	312	600,645
Healthcare	1,994,402	—	—	1,023	1,995,425
Other commercial and industrial	481,286	345	—	567	482,198
Total commercial	10,098,325	12,686	2,762	174,652	10,288,425

Commercial real estate:
Residential construction and land development	167,160	—	—	4,789	171,949
Retail	809,220	—	—	1,302	810,522
Office	694,923	—	—	629	695,552
Multifamily	728,183	—	5,256	250	733,689
Industrial	564,391	—	—	76	564,467
Other real estate loans	392,104	—	—	2,224	394,328
Total commercial real estate	3,355,981	—	5,256	9,270	3,370,507

Residential mortgage:
Permanent mortgage	918,965	1,943	—	27,497	948,405
Permanent mortgages guaranteed by U.S. government agencies	43,259	27,325	107,216	19,550	197,350
Home equity	710,824	2,200	—	10,530	723,554
Total residential mortgage	1,673,048	31,468	107,216	57,577	1,869,309

Personal	493,722	271	1	331	494,325

Total	$15,621,076	$44,425	$115,235	$241,830	$16,022,566

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2015 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$3,033,504	$2,635	$—	$61,189	$3,097,328
Services	2,769,895	4,091	—	10,290	2,784,276
Wholesale/retail	1,418,396	49	700	2,919	1,422,064
Manufacturing	556,398	—	—	331	556,729
Healthcare	1,879,873	2,435	—	1,072	1,883,380
Other commercial and industrial	507,929	100	102	623	508,754
Total commercial	10,165,995	9,310	802	76,424	10,252,531

Commercial real estate:
Residential construction and land development	156,017	—	—	4,409	160,426
Retail	795,180	—	—	1,319	796,499
Office	637,056	—	—	651	637,707
Multifamily	742,697	8,114	—	274	751,085
Industrial	563,093	—	—	76	563,169
Other real estate loans	347,498	—	377	2,272	350,147
Total commercial real estate	3,241,541	8,114	377	9,001	3,259,033

Residential mortgage:
Permanent mortgage	913,062	3,290	—	28,984	945,336
Permanent mortgages guaranteed by U.S. government agencies	33,653	30,383	111,001	21,900	196,937
Home equity	721,149	3,095	20	10,356	734,620
Total residential mortgage	1,667,864	36,768	111,021	61,240	1,876,893

Personal	551,533	693	8	463	552,697

Total	$15,626,933	$54,885	$112,208	$147,128	$15,941,154

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of March 31, 2015 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,894,332	$6,787	$—	$1,875	$2,902,994
Services	2,587,668	415	49	4,744	2,592,876
Wholesale/retail	1,401,399	—	—	4,401	1,405,800
Manufacturing	560,008	500	—	417	560,925
Healthcare	1,509,594	25	—	1,558	1,511,177
Other commercial and industrial	416,362	115	29	885	417,391
Total commercial	9,369,363	7,842	78	13,880	9,391,163

Commercial real estate:
Residential construction and land development	129,554	—	—	9,598	139,152
Retail	654,558	—	445	3,857	658,860
Office	511,452	—	—	2,410	513,862
Multifamily	745,247	4,739	—	—	749,986
Industrial	478,508	—	—	76	478,584
Other real estate loans	390,411	648	—	3,961	395,020
Total commercial real estate	2,909,730	5,387	445	19,902	2,935,464

Residential mortgage:
Permanent mortgage	926,848	4,051	—	33,365	964,264
Permanent mortgages guaranteed by U.S. government agencies	39,309	22,370	135,244	3,256	200,179
Home equity	749,618	3,072	—	9,866	762,556
Total residential mortgage	1,715,775	29,493	135,244	46,487	1,926,999

Personal	429,618	428	—	464	430,510

Total	$14,424,486	$43,150	$135,767	$80,733	$14,684,136

(5) Acquisitions

On December 8, 2015, the Company announced the signing of a definitive purchase agreement with MBT Bancshares (“MBT”). MBT is headquartered in Kansas City, Mo. and is the parent company of Missouri Bank and Trust of Kansas City (“mobank”). mobank operates four banking branches in the Kansas City, Mo. area. Under terms of the definitive agreement, BOK Financial will pay $102.5 million in an all-cash deal for all outstanding shares of MBT stock, subject to certain conditions and potential adjustments. The transaction has been approved by the boards of directors of both companies and is expected to close in the third quarter of 2016, subject to customary closing conditions, including regulatory approval.

In the first quarter of 2016, the Company acquired Weaver and Tidwell Financial Advisors LTD d/b/a Weaver Wealth Management, a registered investment advisor and E-Spectrum Advisors, an energy investment banking firm in Texas. The cash purchase price for these acquisitions was $7.7 million. The preliminary purchase price allocation included $5.3 million of identifiable intangible assets and $3.3 million of goodwill.

On May 4, 2015, the Company acquired a majority voting interest in Heartland Food Products, LLC, a Kansas-based food product and restaurant equipment company. The cash purchase price for this acquisition was $18 million. The final purchase price allocation included $11 million of identifiable intangible assets and $2.7 million of goodwill.

The pro-forma impact of these transactions was not material to the Company's consolidated financial statements.
(6) Mortgage Banking Activities

Residential Mortgage Loan Production

The Company originates, markets and services conventional and government-sponsored residential mortgage loans. Generally, conforming fixed rate residential mortgage loans are held for sale in the secondary market and non-conforming and adjustable-rate residential mortgage loans are retained for investment. Residential mortgage loans originated for sale by the Company are carried at fair value based on sales commitments and market quotes. Changes in the fair value of mortgage loans held for sale are included in Other operating revenue – Mortgage banking revenue. Residential mortgage loans held for sale also includes the fair value of residential mortgage loan commitments and forward sale commitments which are considered derivative contracts that have not been designated as hedging instruments. The volume of mortgage loans originated for sale and secondary market prices are the primary drivers of originating and marketing revenue.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2016		Dec. 31, 2015		March 31, 2015
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$309,040	$318,191	$293,637	$299,505	$491,762	$501,888
Residential mortgage loan commitments	902,986	20,170	601,147	8,134	824,036	17,500
Forward sales contracts	1,012,041	(6,321)	884,710	800	1,200,769	(6,192)
		$332,040		$308,439		$513,196

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2016, December 31, 2015 or March 31, 2015. No credit losses were recognized on residential mortgage loans held for sale for the three month periods ended March 31, 2016 and 2015.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Production revenue:
Net realized gains on sale of mortgage loans	$10,779	$17,251
Net change in unrealized gain on mortgage loans held for sale	3,283	3,451
Net change in the fair value of mortgage loan commitments	12,036	7,529
Net change in the fair value of forward sales contracts	(7,121)	(2,191)
Total production revenue	18,977	26,040
Servicing revenue	15,453	13,280
Total mortgage banking revenue	$34,430	$39,320

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	March 31, 2016	Dec. 31, 2015	March 31, 2015
Number of residential mortgage loans serviced for others	134,040	131,859	120,653
Outstanding principal balance of residential mortgage loans serviced for others	$20,294,662	$19,678,226	$16,937,128
Weighted average interest rate	4.10%	4.12%	4.24%
Remaining term (in months)	300	300	297

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2016 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Dec. 31, 2015	$9,911	$208,694	$218,605
Additions, net	—	13,582	13,582
Change in fair value due to loan runoff	(626)	(7,518)	(8,144)
Change in fair value due to market changes	(3,336)	(24,652)	(27,988)
Balance, March 31, 2016	$5,949	$190,106	$196,055

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2015 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Dec. 31, 2014	$11,114	$160,862	$171,976
Additions, net	—	19,150	19,150
Change in fair value due to loan runoff	(781)	(6,772)	(7,553)
Change in fair value due to market changes	(740)	(7,782)	(8,522)
Balance, March 31, 2015	$9,593	$165,458	$175,051

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	March 31, 2016	Dec. 31, 2015	March 31, 2015
Discount rate – risk-free rate plus a market premium	10.11%	10.11%	10.15%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$63-$120	$63 - $105	$60 - $105
Delinquent loans	$150 - $500	$150 - $500	$150 - $500
Loans in foreclosure	$650 - $4,250	$650 - $4,250	$1000 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.19%	1.73%	1.54%
Primary/secondary mortgage rate spread	120 bps	130 bps	138 bps

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at March 31, 2016 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$98,157	$85,587	$8,969	$3,342	$196,055
Outstanding principal of loans serviced for others	$9,938,179	$8,107,804	$1,393,590	$855,089	$20,294,662
Weighted average prepayment rate[1]	8.88%	9.95%	23.48%	35.21%	11.42%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights is modeled over a range of +/- 50 basis points. At March 31, 2016, a 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights by $36.4 million. A 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights by $27.4 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at March 31, 2016 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$6,767,400	$34,920	$7,482	$25,224	$6,835,026
FNMA	6,835,689	29,996	5,252	17,303	6,888,240
GNMA	5,851,935	109,046	33,308	15,338	6,009,627
Other	555,737	3,587	475	1,970	561,769
Total	$20,010,761	$177,549	$46,517	$59,835	$20,294,662

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $153 million at March 31, 2016, $155 million at December 31, 2015 and $174 million at March 31, 2015. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets. At March 31, 2016, approximately 3 percent of the loans sold with recourse with an outstanding principal balance of $4.0 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 4 percent with an outstanding balance of $5.8 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the accrual for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$4,649	$7,299
Provision for recourse losses	146	170
Loans charged off, net	(352)	(448)
Ending balance	$4,443	$7,021

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

The Company repurchased 3 loans from the agencies for $508 thousand during the first quarter of 2016. There was one indemnification on loans paid during the first quarter of 2016. Losses recognized on indemnifications and repurchases were insignificant.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	March 31, 2016	March 31, 2015
Number of unresolved deficiency requests	220	213
Aggregate outstanding principal balance subject to unresolved deficiency requests	$20,292	$17,979
Unpaid principal balance subject to indemnification by the Company	4,668	4,212

The activity in the accruals for mortgage losses is summarized as follows (in thousands).

	Three Months Ended March 31,
	2016	2015
Beginning balance	$7,732	$11,868
Provision for losses	1,350	(788)
Charge-offs, net	(953)	60
Ending balance	$8,129	$11,140

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

On March 3, 2015, the Bank and the Company were named as defendants in a putative class action alleging (1) that the manner in which the Bank posted charges to its consumer deposit accounts was improper from September 1, 2011 through July 8, 2014, the period after which the Bank and BOK Financial had settled a class action respecting a similar claim, and before it made changes to its posting order and (2) that the manner in which the Bank posted charges to its small business deposit accounts was improper from July 9, 2009 through July 8, 2014. The Court has denied the Bank’s motion to dismiss the claims as pre-empted by federal law, but limited the plaintiffs’ claim to a only breach of contract action involving Oklahoma customers.  Discovery is on-going.  Based on currently available information, management has established an accrual within a reasonable range of probable losses and anticipates the claims will be resolved without material loss to the Company.

On June 24, 2015, the Bank received a complaint alleging that an employee had colluded with a borrower and an individual in misusing revenues pledged to municipal bonds for which the Bank served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures by waiving financial covenants, granting forbearances and accepting without disclosure to the bondholders, debt service payments from sources other than pledged revenues. The relationship manager was terminated.  The Company reported the circumstances to, and is cooperating with an investigation by, the Securities and Exchange Commission. On December 28, 2015, in an action brought by the SEC, the United States District Court for the District of New Jersey entered a judgment against the principals involved in the issuing the bonds, precluding the principals from denying the alleged violations of the federal securities laws and requiring the principals to pay all outstanding principal, accrued interest, and other amounts required under the bond documents, subject to oversight by a court appointed monitor.  The terminated employee has filed an action against the Bank alleging the Bank defamed the employee and made a demand for indemnification respecting the SEC investigation which demand the respective boards of directors of the Company and the Bank have denied. The Bank has been advised by its counsel that there is no basis for the employee’s action and that any recovery by the employee is remote.

The Director of the New Mexico Securities Division of the State of New Mexico Regulation and Licensing Department ("the Director") has issued a Notice of Contemplated Action in connection with the purchase of various municipal bonds by the elected County Treasurer of Bernalillo County, New Mexico, from BOSC, Inc., the Company’s broker-dealer affiliate. The Director seeks to determine whether to seek sanctions, which could include a fine and/or the suspension or revocation of registration, on the grounds that the Company’s broker-dealer affiliate violated the suitability rule. The County of Bernalillo, New Mexico, has commenced arbitration pursuant to the Arbitration Rules of FINRA seeking recovery of $5.6 million dollars arising out of the purchase. The Company has been advised by its counsel that there is no basis to suggest the Director should make such a determination and that any recovery by the County is remote.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $4.9 million at March 31, 2016. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

A summary of consolidated and unconsolidated alternative investments as of March 31, 2016, December 31, 2015 and March 31, 2015 is as follows (in thousands):

	March 31, 2016
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$22,120	$—	$—	$17,166
Tax credit entities	10,000	12,051	—	10,964	10,000
Other	—	36,238	2,663	2,738	7,544
Total consolidated	$10,000	$70,409	$2,663	$13,702	$34,710

Unconsolidated:
Tax credit entities	$32,679	$105,505	$33,091	$—	$—
Other	—	15,298	6,303	—	—
Total unconsolidated	$32,679	$120,803	$39,394	$—	$—

	Dec. 31, 2015
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$22,472	$—	$—	$17,823
Tax credit entities	10,000	12,206	—	10,964	10,000
Other	—	40,453	2,198	2,831	9,260
Total consolidated	$10,000	$75,131	$2,198	$13,795	$37,083

Unconsolidated:
Tax credit entities	$16,916	$85,274	$14,572	$—	$—
Other	—	15,506	6,319	—	—
Total unconsolidated	$16,916	$100,780	$20,891	$—	$—

	March 31, 2015
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$25,565	$—	$—	$20,885
Tax credit entities	10,000	12,672	—	10,964	10,000
Other	—	5,861	—	—	2,206
Total consolidated	$10,000	$44,098	$—	$10,964	$33,091

Unconsolidated:
Tax credit entities	$18,185	$94,033	$25,042	$—	$—
Other	—	9,217	4,041	—	—
Total unconsolidated	$18,185	$103,250	$29,083	$—	$—

Other Commitments and Contingencies

At March 31, 2016, Cavanal Hill Funds’ assets included U.S. Treasury, cash management and tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at March 31, 2016. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2016 or 2015.
(8) Shareholders' Equity

On April 26, 2016, the Company declared a quarterly cash dividend of $0.43 per common share on or about May 27, 2016 to shareholders of record as of May 13, 2016.

Dividends declared were $0.43 per share during the three months ended March 31, 2016 and $0.42 per share during the three months ended March 31, 2015.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, Dec. 31, 2014	$59,239	$376	$(2,868)	$(74)	$56,673
Net change in unrealized gain (loss)	59,387	—	—	—	59,387
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(179)	—	—	(179)
Interest expense, Subordinated debentures	—	—	—	65	65
Net impairment losses recognized in earnings	92	—	—	—	92
Gain on available for sale securities, net	(4,327)	—	—	—	(4,327)
Other comprehensive income (loss), before income taxes	55,152	(179)	—	65	55,038
Federal and state income taxes[1]	21,452	(69)	—	25	21,408
Other comprehensive income (loss), net of income taxes	33,700	(110)	—	40	33,630
Balance, March 31, 2015	$92,939	$266	$(2,868)	$(34)	$90,303

Balance, Dec. 31, 2015	$23,284	$68	$(1,765)	$—	$21,587
Net change in unrealized gain (loss)	121,091	—	—	—	121,091
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(69)	—	—	(69)
Interest expense, Subordinated debentures	—	—	—	—	—
Net impairment losses recognized in earnings	—	—	—	—	—
Gain on available for sale securities, net	(3,964)	—	—	—	(3,964)
Other comprehensive income (loss), before income taxes	117,127	(69)	—	—	117,058
Federal and state income taxes[1]	45,563	(27)	—	—	45,536
Other comprehensive income (loss), net of income taxes	71,564	(42)	—	—	71,522
Balance, March 31, 2016	$94,848	$26	$(1,765)	$—	$93,109

[1]	Calculated using a 39 percent effective tax rate.

(9)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended March 31,
	2016	2015
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$42,564	$74,843
Less: Earnings allocated to participating securities	538	814
Numerator for basic earnings per share – income available to common shareholders	42,026	74,029
Effect of reallocating undistributed earnings of participating securities	—	1
Numerator for diluted earnings per share – income available to common shareholders	$42,026	$74,030

Denominator:
Weighted average shares outstanding	66,131,166	69,002,576
Less: Participating securities included in weighted average shares outstanding	834,625	747,796
Denominator for basic earnings per common share	65,296,541	68,254,780
Dilutive effect of employee stock compensation plans[1]	34,887	90,106
Denominator for diluted earnings per common share	65,331,428	68,344,886

Basic earnings per share	$0.64	$1.08
Diluted earnings per share	$0.64	$1.08
[1] Excludes employee stock options with exercise prices greater than current market price.	244,019	78,209

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2016 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$116,637	$21,465	$6,078	$38,392	$182,572
Net interest revenue (expense) from internal sources	(14,534)	9,353	7,663	(2,482)	—
Net interest revenue	102,103	30,818	13,741	35,910	182,572
Provision for credit losses	21,572	1,702	(150)	11,876	35,000
Net interest revenue after provision for credit losses	80,531	29,116	13,891	24,034	147,572
Other operating revenue	45,108	56,359	68,747	(10,470)	159,744
Other operating expense	56,069	58,048	60,684	70,099	244,900
Net direct contribution	69,570	27,427	21,954	(56,535)	62,416
Gain (loss) on financial instruments, net	—	16,581	—	(16,581)	—
Change in fair value of mortgage servicing rights	—	(27,988)	—	27,988	—
Gain (loss) on repossessed assets, net	(82)	153	—	(71)	—
Corporate expense allocations	8,744	15,978	10,535	(35,257)	—
Net income before taxes	60,744	195	11,419	(9,942)	62,416
Federal and state income taxes	23,629	76	4,442	(6,719)	21,428
Net income	37,115	119	6,977	(3,223)	40,988
Net income attributable to non-controlling interests	—	—	—	(1,576)	(1,576)
Net income attributable to BOK Financial Corp. shareholders	$37,115	$119	$6,977	$(1,647)	$42,564

Average assets	$16,969,015	$8,687,289	$5,565,047	$287,120	$31,508,471
Average invested capital	1,155,572	258,888	233,079	1,640,808	3,288,347

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2015 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$101,175	$20,719	$5,376	$40,456	$167,726
Net interest revenue (expense) from internal sources	(12,635)	6,819	$6,079	(263)	—
Net interest revenue	88,540	27,538	11,455	40,193	167,726
Provision for credit losses	(8,902)	1,422	—	7,480	—
Net interest revenue after provision for credit losses	97,442	26,116	11,455	32,713	167,726
Other operating revenue	42,446	61,195	66,961	(4,585)	166,017
Other operating expense	49,145	52,306	54,480	64,334	220,265
Net direct contribution	90,743	35,005	23,936	(36,206)	113,478
Gain (loss) on financial instruments, net	—	3,558	—	(3,558)	—
Change in fair value of mortgage servicing rights	—	(8,522)	—	8,522	—
Gain on repossessed assets, net	45	78	—	(123)	—
Corporate expense allocations	11,241	18,202	9,982	(39,425)	—
Net income before taxes	79,547	11,917	13,954	8,060	113,478
Federal and state income taxes	30,944	4,636	5,428	(2,624)	38,384
Net income	48,603	7,281	8,526	10,684	75,094
Net income attributable to non-controlling interests	—	—	—	251	251
Net income attributable to BOK Financial Corp. shareholders	$48,603	$7,281	$8,526	$10,433	$74,843

Average assets	$16,270,266	$8,798,913	$5,451,695	$(550,170)	$29,970,704
Average invested capital	994,596	272,315	223,967	1,827,384	3,318,262

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2016 and 2015, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three months ended March 31, 2016 and 2015 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at March 31, 2016, December 31, 2015 or March 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2016 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. Government agency debentures	$59,733	$—	$59,733	$—
U.S. agency residential mortgage-backed securities	146,896	—	146,896	—
Municipal and other tax-exempt securities	58,797	—	58,797	—
Other trading securities	14,113	—	14,113	—
Total trading securities	279,539	—	279,539	—
Available for sale securities:
U.S. Treasury	1,003	1,003	—	—
Municipal and other tax-exempt	51,308	—	41,694	9,614
U.S. agency residential mortgage-backed securities	5,716,525	—	5,716,525	—
Privately issued residential mortgage-backed securities	133,030	—	133,030	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,942,404	—	2,942,404	—
Other debt securities	4,151	—	—	4,151
Perpetual preferred stock	19,575	—	19,575	—
Equity securities and mutual funds	18,040	3,216	14,824	—
Total available for sale securities	8,886,036	4,219	8,868,052	13,765
Fair value option securities – U.S. agency residential mortgage-backed securities	418,887	—	418,887	—
Residential mortgage loans held for sale	332,040	—	323,941	8,099
Mortgage servicing rights[1]	196,055	—	—	196,055
Derivative contracts, net of cash collateral[2]	790,146	29,533	760,613	—
Liabilities:
Derivative contracts, net of cash collateral[2]	705,578	3,084	702,494	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded energy and agricultural derivative contacts, net of cash margin. Derivative contacts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate derivative contracts, net of cash margin.

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. Government agency debentures	$61,295	$—	$61,295	$—
U.S. agency residential mortgage-backed securities	10,989	—	10,989	—
Municipal and other tax-exempt securities	31,901	—	31,901	—
Other trading securities	18,219	—	18,219	—
Total trading securities	122,404	—	122,404	—
Available for sale securities:
U.S. Treasury	995	995	—	—
Municipal and other tax-exempt	56,817	—	47,207	9,610
U.S. agency residential mortgage-backed securities	5,898,351	—	5,898,351	—
Privately issued residential mortgage-backed securities	139,118	—	139,118	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,905,796	—	2,905,796	—
Other debt securities	4,151	—	—	4,151
Perpetual preferred stock	19,672	—	19,672	—
Equity securities and mutual funds	17,833	3,265	14,568	—
Total available for sale securities	9,042,733	4,260	9,024,712	13,761
Fair value option securities – U.S. agency residential mortgage-backed securities	444,217	—	444,217	—
Residential mortgage loans held for sale	308,439	—	300,565	7,874
Mortgage servicing rights[1]	218,605	—	—	218,605
Derivative contracts, net of cash collateral[2]	586,270	38,530	547,740	—
Liabilities:
Derivative contracts, net of cash collateral[2]	581,701	—	581,701	—

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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. Government agency debentures	$26,283	$—	$26,283	$—
U.S. agency residential mortgage-backed securities	17,179	—	17,179	—
Municipal and other tax-exempt securities	54,164	—	54,164	—
Other trading securities	20,418	—	20,418	—
Total trading securities	118,044	—	118,044	—
Available for sale securities:
U.S. Treasury	1,001	1,001	—	—
Municipal and other tax-exempt	60,818	—	51,195	9,623
U.S. agency residential mortgage-backed securities	6,717,569	—	6,717,569	—
Privately issued residential mortgage-backed securities	160,031	—	160,031	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,164,842	—	2,164,842	—
Other debt securities	9,155	—	5,005	4,150
Perpetual preferred stock	24,983	—	24,983	—
Equity securities and mutual funds	19,776	5,071	14,705	—
Total available for sale securities	9,158,175	6,072	9,138,330	13,773
Fair value option securities – U.S. agency residential mortgage-backed securities	434,077	—	434,077	—
Residential mortgage loans held for sale	513,196	—	506,326	6,870
Mortgage servicing rights[1]	175,051	—	—	175,051
Derivative contracts, net of cash collateral[2]	462,386	21,369	441,017	—
Liabilities:
Derivative contracts, net of cash collateral[2]	419,351	—	419,351	—

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

Other Assets - Private Equity Funds
The fair value of the portfolio investments of the Company's two private equity funds is based upon net asset value reported by the underlying funds, as adjusted by the general partner when necessary, as a practical expedient to measure the fair value of the investments in the underlying funds. The Company's private equity funds provide customers alternative investment opportunities as limited partners of the funds. As fund of funds, the private equity funds invest in other limited partnerships or limited liability companies that invest substantially all of their assets in U.S. companies pursuing diversified investment strategies including early-stage venture capital, distressed securities and corporate or asset buy-outs. Private equity fund assets are long-term, illiquid investments. No secondary market exists for these assets. The private equity funds typically invest in funds that provide no redemption rights to investors. The fair value of the private equity investments may only be realized through cash distributions from the underlying funds.

See Note 7 for disclosure of the fair value of the private equity funds using the net asset value per share of the underlying investments, as a practical expedient, included in Other assets in the Consolidated Balance Sheets of the Company.

The following represents the changes for the three months ended March 31, 2016 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, Dec. 31, 2015	$9,610	$4,151	$7,874
Transfer to Level 3 from Level 2	—	—	460
Purchases and capital calls	—	—	—
Proceeds from sales	—	—	(113)
Redemptions and distributions	—	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	(122)
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	4	—	—
Balance, March 31, 2016	$9,614	$4,151	$8,099

The following represents the changes for the three months ended March 31, 2015 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, Dec. 31, 2014	$10,093	$4,150	$11,856
Transfer to Level 3 from Level 2	—	—	243
Purchases and capital calls	—	—	—
Proceeds from sales	—	—	(5,288)
Redemptions and distributions	(500)	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	59
Other comprehensive gain (loss):
Net change in unrealized gain (loss)	30	—	—
Balance, March 31, 2015	$9,623	$4,150	$6,870

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of March 31, 2016 follows (in thousands):

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,370	$10,311	$9,614	Discounted cash flows	[1]	Interest rate spread	5.40%-5.70% (5.66%)	[2]
							90.00%-93.20% (92.72%)	[3]
Other debt securities	4,400	4,400	4,151	Discounted cash flows	[1]	Interest rate spread	5.51%-5.93% (5.88%)	[4]
							94.32% - 94.34 (94.34%)	[3]

Residential mortgage loans held for sale	N/A	8,742	8,099	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	92.64%

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 480 to 519 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1 percent.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2015 follows (in thousands):

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,370	$10,311	$9,610	Discounted cash flows	[1]	Interest rate spread	5.47%-5.77% (5.73%)	[2]
							92.34%-92.93% (92.67%)	[3]
Other debt securities	4,400	4,400	4,151	Discounted cash flows	[1]	Interest rate spread	5.80%-5.92% (5.90%)	[4]
							94.33% - 94.34 (94.34%)	[3]
Residential mortgage loans held for sale	N/A	8,395	7,874	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	93.79%

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 499 to 541 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1 percent.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2015 follows (in thousands):

	Par Value	Amortized Cost	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,370	$10,309	$9,623	Discounted cash flows	[1]	Interest rate spread	4.99%-5.29% (5.25%)	[2]
							92.63%-92.99% (92.80%)	[3]
Other debt securities	4,400	4,400	4,150	Discounted cash flows	[1]	Interest rate spread	5.42%-5.67% (5.64%)	[4]
							94.31% - 94.32 (94.32%)	[3]

Residential mortgage loans held for sale	N/A	7,444	6,870	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	92.29%

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 491 to 518 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1 percent.

Fair Value of Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include collateral for certain impaired loans and real property and other assets acquired to satisfy loans, which are based primarily on comparisons to completed sales of similar assets.

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2016 for which the fair value was adjusted during the three months ended March 31, 2016:

	Carrying Value at March 31, 2016			Fair Value Adjustments for the Three Months Ended March 31, 2016 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$604	$32,836	$22,157	$—
Real estate and other repossessed assets	—	3,577	—	—	458

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

The fair value of collateral-dependent impaired loans secured by real estate and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals. Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data. Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs. Non-recurring fair value measurements of collateral-dependent impaired loans and real estate and other repossessed assets based on significant unobservable inputs are generally due to estimates of current fair values between appraisal dates. Significant unobservable inputs include listing prices for the same or comparable assets, uncorroborated expert opinions or management's knowledge of the collateral or industry. Non-recurring fair value measurements of collateral dependent loans secured by mineral rights are generally determined by our internal staff of engineers on projected cash flows under current market conditions and are based on significant unobservable inputs. Projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Assets are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current prices with existing conventional equipment, operating methods and costs. Significant unobservable inputs are developed by asset management and workout professionals and approved by senior Credit Administration executives.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2016 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$32,836	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	55% - 73% (60%)[1]

[1]	Represents fair value as a percentage of the unpaid principal balance.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2016 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$481,510	$481,510	$481,510	$—	$—
Interest-bearing cash and cash equivalents	1,831,162	1,831,162	1,831,162	—	—
Trading securities:				—
U.S. Government agency debentures	59,733	59,733	—	59,733	—
U.S. agency residential mortgage-backed securities	146,896	146,896	—	146,896	—
Municipal and other tax-exempt securities	58,797	58,797	—	58,797	—
Other trading securities	14,113	14,113	—	14,113	—
Total trading securities	279,539	279,539	—	279,539	—
Investment securities:
Municipal and other tax-exempt	347,684	352,542	—	352,542	—
U.S. agency residential mortgage-backed securities	25,366	26,794	—	26,794	—
Other debt securities	202,997	230,407	—	230,407	—
Total investment securities	576,047	609,743	—	609,743	—
Available for sale securities:
U.S. Treasury	1,003	1,003	1,003	—	—
Municipal and other tax-exempt	51,308	51,308	—	41,694	9,614
U.S. agency residential mortgage-backed securities	5,716,525	5,716,525	—	5,716,525	—
Privately issued residential mortgage-backed securities	133,030	133,030	—	133,030	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,942,404	2,942,404	—	2,942,404	—
Other debt securities	4,151	4,151	—	—	4,151
Perpetual preferred stock	19,575	19,575	—	19,575	—
Equity securities and mutual funds	18,040	18,040	3,216	14,824	—
Total available for sale securities	8,886,036	8,886,036	4,219	8,868,052	13,765
Fair value option securities – U.S. agency residential mortgage-backed securities	418,887	418,887	—	418,887	—
Residential mortgage loans held for sale	332,040	332,040	—	323,941	8,099
Loans:
Commercial	10,288,425	10,092,121	—	—	10,092,121
Commercial real estate	3,370,507	3,351,250	—	—	3,351,250
Residential mortgage	1,869,309	1,906,310	—	—	1,906,310
Personal	494,325	490,166	—	—	490,166
Total loans	16,022,566	15,839,847	—	—	15,839,847
Allowance for loan losses	(233,156)	—	—	—	—
Loans, net of allowance	15,789,410	15,839,847	—	—	15,839,847
Mortgage servicing rights	196,055	196,055	—	—	196,055
Derivative instruments with positive fair value, net of cash margin	790,146	790,146	29,533	760,613	—
Deposits with no stated maturity	18,076,946	18,076,946	—	—	18,076,946
Time deposits	2,341,374	2,339,734	—	—	2,339,734
Other borrowed funds	6,326,718	6,309,208	—	—	6,309,208
Subordinated debentures	226,385	224,314	—	—	224,314
Derivative instruments with negative fair value, net of cash margin	705,578	705,578	3,084	702,494	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2015 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$573,699	$573,699	$573,699	$—	$—
Interest-bearing cash and cash equivalents	2,069,900	2,069,900	2,069,900	—	—
Trading securities:				—
U.S. Government agency debentures	61,295	61,295	—	61,295	—
U.S. agency residential mortgage-backed securities	10,989	10,989	—	10,989	—
Municipal and other tax-exempt securities	31,901	31,901	—	31,901	—
Other trading securities	18,219	18,219	—	18,219	—
Total trading securities	122,404	122,404	—	122,404	—
Investment securities:
Municipal and other tax-exempt	365,258	368,910	—	368,910	—
U.S. agency residential mortgage-backed securities	26,833	27,874	—	27,874	—
Other debt securities	205,745	232,375	—	232,375	—
Total investment securities	597,836	629,159	—	629,159	—
Available for sale securities:
U.S. Treasury	995	995	995	—	—
Municipal and other tax-exempt	56,817	56,817	—	47,207	9,610
U.S. agency residential mortgage-backed securities	5,898,351	5,898,351	—	5,898,351	—
Privately issued residential mortgage-backed securities	139,118	139,118	—	139,118	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,905,796	2,905,796	—	2,905,796	—
Other debt securities	4,151	4,151	—	—	4,151
Perpetual preferred stock	19,672	19,672	—	19,672	—
Equity securities and mutual funds	17,833	17,833	3,265	14,568	—
Total available for sale securities	9,042,733	9,042,733	4,260	9,024,712	13,761
Fair value option securities – U.S. agency residential mortgage-backed securities	444,217	444,217	—	444,217	—
Residential mortgage loans held for sale	308,439	308,439	—	300,565	7,874
Loans:
Commercial	10,252,531	10,053,952	—	—	10,053,952
Commercial real estate	3,259,033	3,233,476	—	—	3,233,476
Residential mortgage	1,876,893	1,902,976	—	—	1,902,976
Personal	552,697	549,068	—	—	549,068
Total loans	15,941,154	15,739,472	—	—	15,739,472
Allowance for loan losses	(225,524)	—	—	—	—
Loans, net of allowance	15,715,630	15,739,472	—	—	15,739,472
Mortgage servicing rights	218,605	218,605	—	—	218,605
Derivative instruments with positive fair value, net of cash margin	586,270	586,270	38,530	547,740	—
Deposits with no stated maturity	18,682,094	18,682,094	—	—	18,682,094
Time deposits	2,406,064	2,394,562	—	—	2,394,562
Other borrowed funds	6,051,515	5,600,932	—	—	5,600,932
Subordinated debentures	226,350	223,758	—	—	223,758
Derivative instruments with negative fair value, net of cash margin	581,701	581,701	—	581,701	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2015 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$490,683	$490,683	$490,683	$—	$—
Interest-bearing cash and cash equivalents	2,119,987	2,119,987	2,119,987	—	—
Trading securities:				—
U.S. Government agency debentures	26,283	26,283	—	26,283	—
U.S. agency residential mortgage-backed securities	17,179	17,179	—	17,179	—
Municipal and other tax-exempt securities	54,164	54,164	—	54,164	—
Other trading securities	20,418	20,418	—	20,418	—
Total trading securities	118,044	118,044	—	118,044	—
Investment securities:
Municipal and other tax-exempt	396,063	400,112	—	400,112	—
U.S. agency residential mortgage-backed securities	33,545	35,253	—	35,253	—
Other debt securities	204,979	222,606	—	222,606	—
Total investment securities	634,587	657,971	—	657,971	—
Available for sale securities:
U.S. Treasury	1,001	1,001	1,001	—	—
Municipal and other tax-exempt	60,818	60,818	—	51,195	9,623
U.S. agency residential mortgage-backed securities	6,717,569	6,717,569	—	6,717,569	—
Privately issued residential mortgage-backed securities	160,031	160,031	—	160,031	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,164,842	2,164,842	—	2,164,842	—
Other debt securities	9,155	9,155	—	5,005	4,150
Perpetual preferred stock	24,983	24,983	—	24,983	—
Equity securities and mutual funds	19,776	19,776	5,071	14,705	—
Total available for sale securities	9,158,175	9,158,175	6,072	9,138,330	13,773
Fair value option securities – U.S. agency residential mortgage-backed securities	434,077	434,077	—	434,077	—
Residential mortgage loans held for sale	513,196	513,196	—	506,326	6,870
Loans:
Commercial	9,391,163	8,943,332	—	—	8,943,332
Commercial real estate	2,935,464	2,708,850	—	—	2,708,850
Residential mortgage	1,926,999	1,990,722	—	—	1,990,722
Personal	430,510	431,521	—	—	431,521
Total loans	14,684,136	14,074,425	—	—	14,074,425
Allowance for loan losses	(197,686)	—	—	—	—
Loans, net of allowance	14,486,450	14,074,425	—	—	14,074,425
Mortgage servicing rights	175,051	175,051	—	—	175,051
Derivative instruments with positive fair value, net of cash margin	462,386	462,386	21,369	441,017	—
Deposits with no stated maturity	18,501,569	18,501,569	—	—	18,501,569
Time deposits	2,651,778	2,659,907	—	—	2,659,907
Other borrowed funds	4,691,033	4,657,770	—	—	4,657,770
Subordinated debentures	348,030	344,599	—	—	344,599
Derivative instruments with negative fair value, net of cash margin	419,351	419,351	—	419,351	—

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $208 million at March 31, 2016, $195 million at December 31, 2015 and $170 million at March 31, 2015. A summary of assumptions used in determining the fair value of loans follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
March 31, 2016:
Commercial	0.38% - 30.00%	0.73	0.46% - 3.92%
Commercial real estate	0.38% - 18.00%	0.72	0.85% - 3.60%
Residential mortgage	1.68% - 18.00%	2.07	1.23% - 3.73%
Personal	0.38% - 21.00%	0.37	0.78% - 4.01%

December 31, 2015:
Commercial	0.25% - 30.00%	0.62	0.52% - 4.34%
Commercial real estate	0.38% - 18.00%	0.73	0.95% - 3.93%
Residential mortgage	1.67% - 18.00%	2.42	0.86% - 4.25%
Personal	0.38% - 21.00%	0.37	1.19% - 4.11%

March 31, 2015:
Commercial	0.18% - 30.00%	0.69	0.49% - 4.15%
Commercial real estate	0.38% - 18.00%	0.83	1.03% - 3.63%
Residential mortgage	1.20% - 18.00%	2.21	0.7% - 3.84%
Personal	0.38% - 21.00%	0.43	0.99% - 3.88%

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

A summary of assumptions used in determining the fair value of time deposits follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
March 31, 2016	0.02% - 10.00%	2.05	1.15% - 1.47%
December 31, 2015	0.02% - 5.50%	1.78	1.11% - 1.57%
March 31, 2015	0.02% - 9.64%	1.79	0.78% - 1.24%

 Other Borrowings and Subordinated Debentures

The fair values of these instruments are based upon discounted cash flow analyses using interest rates currently being offered on similar instruments which are considered Significant Unobservable Inputs. A summary of assumptions used in determining the fair value of other borrowing and subordinated debentures follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
March 31, 2016:
Other borrowed funds	0.25% - 0.80%	0.00	0.25% - 2.89%
Subordinated debentures	1.31%	1.12	2.13%

December 31, 2015:
Other borrowed funds	0.25% - 3.40%	0.00	0.20% - 2.89%
Subordinated debentures	1.05%	1.37	2.12%

March 31, 2015:
Other borrowed funds	0.25% - 4.78%	0.02	0.06% - 2.64%
Subordinated debentures	0.92% - 5.00%	1.43	2.11%

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at March 31, 2016, December 31, 2015 or March 31, 2015.
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

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2016 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	March 31, 2016			December 31, 2015
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,052,840	$2,706	0.53%	$1,995,945	$1,466	0.29%
Trading securities	188,100	727	2.47%	150,402	840	2.86%
Investment securities
Taxable	229,817	3,175	5.53%	232,566	3,144	5.41%
Tax-exempt	357,648	1,984	2.22%	369,803	1,413	1.53%
Total investment securities	587,465	5,159	3.51%	602,369	4,557	3.03%
Available for sale securities
Taxable	8,878,478	44,932	2.06%	8,894,019	43,649	2.02%
Tax-exempt	72,958	876	4.95%	77,071	786	4.22%
Total available for sale securities	8,951,435	45,808	2.08%	8,971,090	44,435	2.04%
Fair value option securities	450,478	2,589	2.38%	435,449	2,461	2.32%
Restricted equity securities	294,529	4,311	5.85%	262,461	3,905	5.95%
Residential mortgage loans held for sale	289,743	2,700	3.75%	310,425	2,968	3.85%
Loans[2]	15,991,993	142,181	3.57%	15,586,998	139,372	3.55%
Allowance for loan losses	(234,116)			(207,156)
Loans, net of allowance	15,757,877	142,181	3.63%	15,379,842	139,372	3.60%
Total earning assets	28,572,467	206,181	2.92%	28,107,983	200,004	2.86%
Receivable on unsettled securities sales	115,101			62,228
Cash and other assets	2,820,903			2,909,965
Total assets	$31,508,471			$31,080,176
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,756,843	$3,317	0.14%	$9,527,491	$2,098	0.09%
Savings	397,479	93	0.09%	382,284	89	0.09%
Time	2,366,543	7,132	1.21%	2,482,714	7,881	1.26%
Total interest-bearing deposits	12,520,865	10,542	0.34%	12,392,489	10,068	0.32%
Funds purchased	112,211	76	0.27%	73,220	21	0.11%
Repurchase agreements	662,640	89	0.05%	623,921	68	0.04%
Other borrowings	5,583,917	7,807	0.56%	4,957,175	4,720	0.38%
Subordinated debentures	226,368	710	1.26%	226,332	644	1.13%
Total interest-bearing liabilities	19,106,001	19,224	0.40%	18,273,137	15,521	0.34%
Non-interest bearing demand deposits	8,105,756			8,312,961
Due on unsettled securities purchases	158,050			248,811
Other liabilities	813,427			884,652
Total equity	3,325,237			3,360,615
Total liabilities and equity	$31,508,471			$31,080,176
Tax-equivalent Net Interest Revenue		$186,957	2.52%		$184,483	2.52%
Tax-equivalent Net Interest Revenue to Earning Assets			2.65%			2.64%
Less tax-equivalent adjustment		4,385			3,222
Net Interest Revenue		182,572			181,261
Provision for credit losses		35,000			22,500
Other operating revenue		159,744			161,115
Other operating expense		244,900			232,558
Income before taxes		62,416			87,318
Federal and state income taxes		21,428			26,242
Net income		40,988			61,076
Net income (loss) attributable to non-controlling interests		(1,576)			1,475
Net income attributable to BOK Financial Corp. shareholders		$42,564			$59,601
Earnings Per Average Common Share Equivalent:
Basic		$0.64			$0.89
Diluted		$0.64			$0.89
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

Three Months Ended
September 30, 2015			June 30, 2015			March 31, 2015
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$2,038,611	$1,442	0.28%	$2,002,456	$1,250	0.25%	$2,089,546	$1,422	0.27%
179,098	945	2.70%	127,391	585	1.85%	140,968	685	2.55%

233,914	3,211	5.49%	236,956	3,251	5.49%	241,458	3,326	5.51%
382,177	1,468	1.54%	391,533	1,526	1.56%	401,367	1,564	1.56%
616,091	4,679	3.04%	628,489	4,777	3.05%	642,825	4,890	3.04%

8,862,917	43,473	1.99%	8,980,312	42,355	1.92%	9,014,566	43,105	1.95%
79,344	796	4.15%	82,694	838	4.21%	86,899	921	4.40%
8,942,261	44,269	2.01%	9,063,006	43,193	1.94%	9,101,464	44,026	1.98%
429,951	2,480	2.30%	435,294	2,320	2.17%	404,775	2,003	2.28%
255,610	3,802	5.95%	221,911	3,228	5.82%	179,385	2,597	5.79%
401,359	3,793	3.79%	464,269	3,892	3.37%	348,054	2,949	3.41%
15,192,311	135,498	3.54%	14,905,352	135,603	3.65%	14,554,582	128,953	3.59%
(202,829)			(198,400)			(194,948)
14,989,482	135,498	3.59%	14,706,952	135,603	3.70%	14,359,634	128,953	3.64%
27,852,463	196,908	2.83%	27,649,768	194,848	2.84%	27,266,651	187,525	2.80%
64,591			94,374			99,706
2,852,679			2,719,930			2,604,347
$30,769,733			$30,464,072			$29,970,704

$9,760,839	$2,061	0.08%	$10,063,589	$2,197	0.09%	$10,338,396	$2,465	0.10%
379,828	97	0.10%	381,833	103	0.11%	365,835	94	0.10%
2,557,874	8,573	1.33%	2,651,820	8,966	1.36%	2,659,323	9,546	1.46%
12,698,541	10,731	0.34%	13,097,242	11,266	0.35%	13,363,554	12,105	0.37%
70,281	15	0.08%	63,312	13	0.08%	69,730	16	0.09%
672,085	49	0.03%	773,977	61	0.03%	1,000,839	104	0.04%
4,779,981	3,637	0.30%	4,001,479	3,047	0.31%	3,084,214	2,453	0.32%
226,296	596	1.04%	307,903	1,695	2.21%	348,007	2,165	2.52%
18,447,184	15,028	0.32%	18,243,913	16,082	0.35%	17,866,344	16,843	0.38%
7,994,607			7,996,717			7,885,485
90,135			151,369			205,096
838,612			690,604			662,218
3,399,195			3,381,469			3,351,561
$30,769,733			$30,464,072			$29,970,704
	$181,880	2.51%		$178,766	2.49%		$170,682	2.42%
		2.61%			2.61%			2.55%
	3,244			3,035			2,956
	178,636			175,731			167,726
	7,500			4,000			—
	163,436			176,285			166,017
	224,628			227,113			220,265
	109,944			120,903			113,478
	34,128			40,630			38,384
	75,816			80,273			75,094
	925			1,043			251
	$74,891			$79,230			$74,843

	$1.09			$1.15			$1.08
	$1.09			$1.15			$1.08

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015

Interest revenue	$201,796	$196,782	$193,664	$191,813	$184,569
Interest expense	19,224	15,521	15,028	16,082	16,843
Net interest revenue	182,572	181,261	178,636	175,731	167,726
Provision for credit losses	35,000	22,500	7,500	4,000	—
Net interest revenue after provision for credit losses	147,572	158,761	171,136	171,731	167,726
Other operating revenue
Brokerage and trading revenue	32,341	30,255	31,582	36,012	31,707
Transaction card revenue	32,354	32,319	32,514	32,778	31,010
Fiduciary and asset management revenue	32,056	31,165	30,807	32,712	31,469
Deposit service charges and fees	22,542	22,813	23,606	22,328	21,684
Mortgage banking revenue	34,430	25,039	33,170	36,846	39,320
Other revenue	11,904	14,233	12,978	11,871	10,801
Total fees and commissions	165,627	155,824	164,657	172,547	165,991
Other gains, net	1,560	2,329	1,161	1,457	755
Gain (loss) on derivatives, net	7,138	(732)	1,283	(1,032)	911
Gain (loss) on fair value option securities, net	9,443	(4,127)	5,926	(8,130)	2,647
Change in fair value of mortgage servicing rights	(27,988)	7,416	(11,757)	8,010	(8,522)
Gain on available for sale securities, net	3,964	2,132	2,166	3,433	4,327
Total other-than-temporary impairment losses	—	(2,114)	—	—	(781)
Portion of loss recognized in other comprehensive income	—	387	—	—	689
Net impairment losses recognized in earnings	—	(1,727)	—	—	(92)
Total other operating revenue	159,744	161,115	163,436	176,285	166,017
Other operating expense
Personnel	135,843	133,182	129,062	132,695	128,548
Business promotion	5,696	8,416	5,922	7,765	5,748
Charitable contributions to BOKF Foundation	—	—	796	—	—
Professional fees and services	11,759	10,357	10,147	9,560	10,059
Net occupancy and equipment	18,766	19,356	18,689	18,927	19,044
Insurance	7,265	5,415	4,864	5,116	4,980
Data processing and communications	32,017	31,248	30,708	30,655	29,772
Printing, postage and supplies	3,907	3,108	3,376	3,553	3,461
Net losses and operating expenses of repossessed assets	1,070	343	267	223	613
Amortization of intangible assets	1,159	1,090	1,089	1,090	1,090
Mortgage banking costs	12,379	11,496	9,107	8,227	10,167
Other expense	15,039	8,547	10,601	9,302	6,783
Total other operating expense	244,900	232,558	224,628	227,113	220,265
Net income before taxes	62,416	87,318	109,944	120,903	113,478
Federal and state income taxes	21,428	26,242	34,128	40,630	38,384
Net income	40,988	61,076	75,816	80,273	75,094
Net income (loss) attributable to non-controlling interests	(1,576)	1,475	925	1,043	251
Net income attributable to BOK Financial Corporation shareholders	$42,564	$59,601	$74,891	$79,230	$74,843

Earnings per share:
Basic	$0.64	$0.89	$1.09	$1.15	$1.08
Diluted	$0.64	$0.89	$1.09	$1.15	$1.08
Average shares used in computation:
Basic	65,296,541	66,378,380	67,668,076	68,096,341	68,254,780
Diluted	65,331,428	66,467,729	67,762,483	68,210,353	68,344,886

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2016	9,337	$52.68	—	3,125,926
February 1 to February 29, 2016	—	$—	—	3,125,926
March 1 to March 31, 2016	—	$—	—	3,125,926
Total	9,337		—

[1]
On October 1, 2015, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of March 31, 2016, the Company had repurchased 1,874,074 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.

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

Date:        April 29, 2016

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer