Form 10-Q
period 2016-06-30
BOK FINANCIAL CORP ET AL
filed 2016-07-29
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,866,317 shares of common stock ($.00006 par value) as of June 30, 2016.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2016

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $65.8 million or $1.00 per diluted share for the second quarter of 2016, compared to $79.2 million or $1.15 per diluted share for the second quarter of 2015 and $42.6 million or $0.64 per diluted share for the first quarter of 2016.

Highlights of the second quarter of 2016 included:

•
Net interest revenue totaled $182.6 million for the second quarter of 2016, compared to $175.7 million for the second quarter of 2015 and $182.6 million for the first quarter of 2016. Net interest revenue increased over the prior year primarily due to growth in average earning assets. Average earning assets were $28.8 billion for the second quarter of 2016 and $27.6 billion for the second quarter of 2015. Net interest margin was 2.63 percent for the second quarter of 2016. Net interest margin was 2.61 percent for the second quarter of 2015 and 2.65 percent for the first quarter of 2016.

•
Fees and commissions revenue totaled $183.5 million for the second quarter of 2016, up $10.9 million over the second quarter of 2015. All revenue categories grew over the prior year. Fees and commissions revenue increased $17.9 million over the first quarter of 2016, primarily due to a $7.2 million increase in brokerage and trading revenue and a $3.8 million increase in mortgage banking revenue. Fiduciary and asset management and transaction card revenue were both up over the prior quarter.

•
Changes in the fair value of mortgage servicing rights, net of economic hedges, decreased pre-tax net income by $1.2 million in the second quarter of 2016, $1.1 million in the second quarter of 2015 and $11.4 million in the first quarter of 2016.

•
Operating expenses totaled $254.7 million for the second quarter of 2016, an increase of $27.6 million over the second quarter of 2015. Personnel expense increased $9.8 million primarily due to increased incentive compensation expense. Non-personnel expense increased $17.8 million largely due to growth in professional fees and mortgage banking expenses. Operating expenses increased $9.8 million over the previous quarter.

•
The Company recorded a $20.0 million provision for credit losses in the second quarter of 2016. The Company recorded a $35.0 million provision in the first quarter of 2016 and a $4.0 million provision for credit losses in the second quarter of 2015. Gross charge-offs were $8.8 million in the second quarter of 2016, $2.9 million in the second quarter of 2015 and $24.0 million in the first quarter of 2016. Recoveries were $1.4 million in the second quarter of 2016, compared to $2.2 million in the second quarter of 2015 and $1.5 million in the first quarter of 2016.

•
The combined allowance for credit losses totaled $252 million or 1.54 percent of outstanding loans at June 30, 2016, compared to $240 million or 1.50 percent of outstanding loans at March 31, 2016. The portion of the combined allowance attributed to the energy portfolio totaled 3.58 percent of outstanding energy loans at June 30, 2016, an increase from 3.19 percent of outstanding energy loans at March 31, 2016.

•
Nonperforming assets that are not guaranteed by U.S. government agencies totaled $251 million or 1.55 percent of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at June 30, 2016 and $252 million or 1.59 percent of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at March 31, 2016. Nonperforming energy loans increased $8.6 million during the second quarter.

•
Average loans increased by $271 million over the previous quarter due primarily to a $187 million increase in commercial real estate loans. Period-end outstanding loan balances were $16.4 billion at June 30, 2016, a $384 million increase over March 31, 2016, primarily due to growth in commercial real estate loans.

•
Average deposits decreased $159 million compared to the previous quarter primarily due to decreased interest-bearing transaction account balances. Growth in demand deposit balances was offset by a decrease in time deposits. Period-end deposits were $20.8 billion at June 30, 2016, an increase of $341 million from March 31, 2016.

•
The Company's common equity Tier 1 ratio was 11.86% at June 30, 2016. In addition, the Company's Tier 1 capital ratio was 11.86%, total capital ratio was 13.51% and leverage ratio was 9.06% at June 30, 2016. The Company's common equity Tier 1 ratio was 12.00% at March 31, 2016. In addition, the Company's Tier 1 capital ratio was 12.00%, total capital ratio was 13.21% and leverage ratio was 9.12% at March 31, 2016. The total capital ratio increased due to the issuance of $150 million of 40 year, fixed rate subordinated debt during the second quarter.

•
The Company paid a regular quarterly cash dividend of $28 million or $0.43 per common share during the second quarter of 2016. On July 26, 2016, the board of directors approved a regular quarterly cash dividend of $0.43 per common share payable on or about August 26, 2016 to shareholders of record as of August 12, 2016.

•
The Company repurchased 305,169 common shares at an average price of $58.23 per share during the second quarter of 2016. No shares were repurchased during the second quarter of 2015 and the first quarter of 2016.

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

Net interest revenue totaled $182.6 million for the second quarter of 2016 compared to $175.7 million for the second quarter of 2015 and $182.6 million for the first quarter of 2016. Net interest margin was 2.63 percent for the second quarter of 2016, 2.61 percent for the second quarter of 2015 and 2.65 percent for the first quarter of 2016.

Tax-equivalent net interest revenue increased $8.2 million over the second quarter of 2015. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities. Tax-equivalent net interest revenue increased $10.8 million primarily due to the growth in average loan balances, partially offset by increased borrowing costs. Net interest revenue decreased $2.6 million due to a change in rates from the increase in the federal funds rate by the Federal Reserve in the fourth quarter of 2015, a mix shift toward lower yielding floating rate loans, continued repricing of fixed rate loans and an increase in nonaccruing energy loans.

The tax-equivalent yield on earning assets was 2.91 percent for the second quarter of 2016, up 7 basis points over the second quarter of 2015. The available for sale securities portfolio yield increased 10 basis points to 2.04 percent. The yield on interest-bearing cash and cash equivalents increased 26 basis points. Loan yields decreased 7 basis points, primarily due to growth in variable-rate loans and continued repricing in the low rate environment. In addition, the increase in nonaccruing energy loans impacted the loan yield by 2 basis points. Funding costs were up 6 basis points over the second quarter of 2015. The cost of interest-bearing deposits decreased 2 basis points. The cost of other borrowed funds increased 26 basis points primarily due to increase in the federal funds rate by the Federal Reserve in the fourth quarter of 2015. The cost of subordinated debentures decreased 69 basis points as $122 million of fixed-rate subordinated debt matured on June 1, 2015. The cost of this subordinated debt was 5.56 percent. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 13 basis points for the second quarter of 2016, up a basis point over the second quarter of 2015.

Average earning assets for the second quarter of 2016 increased $1.2 billion or 4 percent over the second quarter of 2015. Average loans, net of allowance for loan losses, increased $1.3 billion due primarily to growth in average commercial and commercial real estate loans. The average balance of trading securities increased $110 million and the average balance of restricted equity securities increased $97 million. The average balance of available for sale securities decreased $173 million. The average balances of fair value option securities held as an economic hedge of our mortgage servicing rights, investment securities and residential residential mortgage loans held for sale all decreased compared to the prior year.

Average deposits decreased $626 million compared to the second quarter of 2015. Average interest-bearing transaction accounts decreased $473 million and average time deposits decreased $354 million, partially offset by a $165 million increase in average demand deposit balances. Average savings account balances also grew over the prior year. Average borrowed funds increased $1.9 billion over the second quarter of 2015, primarily due to increased borrowings from the Federal Home Loan Banks. The average balance of subordinated debentures decreased $75 million.

Net interest margin decreased 2 basis points compared to the first quarter of 2016. The yield on average earning assets decreased 1 basis point. The loan portfolio yield increased by a basis point to 3.58 percent. The yield on the available for sale securities portfolio decreased 4 basis points to 2.04 percent. Funding costs were 0.41 percent, up 1 basis point over the prior quarter. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was unchanged compared to the prior quarter.

Average earning assets increased $246 million during the second quarter of 2016, primarily due to growth in average outstanding loans of $271 million over the previous quarter. Average commercial real estate loan balances increased $187 million and average personal loan balances increased $89 million. The average balance of residential mortgage loans held for sale was up $111 million and trading securities balances increased $50 million over the prior quarter. This growth was partially offset by an $82 million decrease in the average balance of securities held as an economic hedge of mortgage servicing rights and a $61 million decrease in the average balance of the available for sale securities portfolio. Increased restricted equity balances were offset by a decrease in the average balance of interest-bearing cash and cash equivalents and investment securities.
Average deposits decreased $159 million compared to the previous quarter. Interest-bearing transaction account balances decreased $166 million and time deposit balances decreased $69 million, partially offset by a $56 million increase in demand deposit balances. The average balance of borrowed funds increased $399 million over the first quarter of 2016. Increased borrowings from the Federal Home Loan Banks were partially offset by decreased federal funds sold and repurchase agreement balances.

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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2016 / 2015			Six Months Ended June 30, 2016 / 2015
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$1,319	$18	$1,301	$2,603	$(26)	$2,629
Trading securities	190	176	14	231	257	(26)
Investment securities:
Taxable securities	(182)	(135)	(47)	(333)	(295)	(38)
Tax-exempt securities	352	(267)	619	773	(466)	1,239
Total investment securities	170	(402)	572	440	(761)	1,201
Available for sale securities:
Taxable securities	990	(948)	1,938	2,817	(1,475)	4,292
Tax-exempt securities	24	(132)	156	(21)	(284)	263
Total available for sale securities	1,014	(1,080)	2,094	2,796	(1,759)	4,555
Fair value option securities	(258)	(277)	19	328	184	144
Restricted equity securities	635	1,584	(949)	2,349	3,177	(828)
Residential mortgage loans held for sale	(384)	(554)	170	(633)	(1,076)	443
Loans	9,105	12,011	(2,906)	22,334	25,202	(2,868)
Total tax-equivalent interest revenue	11,791	11,476	315	30,448	25,198	5,250
Interest expense:
Transaction deposits	1,063	(147)	1,210	1,915	(428)	2,343
Savings deposits	(1)	9	(10)	(2)	17	(19)
Time deposits	(2,331)	(1,105)	(1,226)	(4,745)	(2,054)	(2,691)
Funds purchased	20	2	18	80	21	59
Repurchase agreements	11	(20)	31	(4)	(49)	45
Other borrowings	5,628	2,320	3,308	10,982	4,960	6,022
Subordinated debentures	(817)	(351)	(466)	(2,272)	(916)	(1,356)
Total interest expense	3,573	708	2,865	5,954	1,551	4,403
Tax-equivalent net interest revenue	8,218	10,768	(2,550)	24,494	23,647	847
Change in tax-equivalent adjustment	1,337			2,767
Net interest revenue	$6,881			$21,727

[1]	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $188.9 million for the second quarter of 2016, a $12.6 million increase over the second quarter of 2015 and a $29.1 million increase over the first quarter of 2016. Fees and commissions revenue was up $10.9 million over the second quarter of 2015 and increased $17.9 million over the prior quarter. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue by $1.2 million in the second quarter of 2016, $1.1 million in the second quarter of 2015 and $11.4 million in the first quarter of 2016.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2016	Increase (Decrease)	% Increase (Decrease)
	2016	2015
Brokerage and trading revenue	$39,530	$36,012	$3,518	10%	$32,341	$7,189	22%
Transaction card revenue	34,950	32,778	2,172	7%	32,354	2,596	8%
Fiduciary and asset management revenue	34,813	32,712	2,101	6%	32,056	2,757	9%
Deposit service charges and fees	22,618	22,328	290	1%	22,542	76	—%
Mortgage banking revenue	38,224	36,846	1,378	4%	34,430	3,794	11%
Other revenue	13,352	11,871	1,481	12%	11,904	1,448	12%
Total fees and commissions revenue	183,487	172,547	10,940	6%	165,627	17,860	11%
Other gains, net	1,307	1,457	(150)	N/A	1,560	(253)	N/A
Gain (loss) on derivatives, net	10,766	(1,032)	11,798	N/A	7,138	3,628	N/A
Gain (loss) on fair value option securities, net	4,279	(8,130)	12,409	N/A	9,443	(5,164)	N/A
Change in fair value of mortgage servicing rights	(16,283)	8,010	(24,293)	N/A	(27,988)	11,705	N/A
Gain on available for sale securities, net	5,326	3,433	1,893	N/A	3,964	1,362	N/A
Total other operating revenue	$188,882	$176,285	$12,597	7%	$159,744	$29,138	18%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 50 percent of total revenue for the second quarter of 2016, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue includes revenues from securities trading, customer hedging, retail brokerage and investment banking. Brokerage and trading revenue increased $3.5 million or 10 percent over the second quarter of 2015. Securities trading revenue was $12.3 million for the second quarter of 2016, an increase of $947 thousand or 8 percent over the second quarter of 2015. Securities trading revenue includes net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $13.5 million for the second quarter of 2016, a $1.8 million or 16 percent increase over the second quarter of 2015 primarily due to increased hedging activity by our energy customers.

Revenue earned from retail brokerage transactions increased $817 thousand or 14 percent over the second quarter of 2015 to $6.7 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each product type. The increase in revenue due to transaction volume growth was partially offset by a change in product mix to products that pay a lower commission rate. In addition, volume has shifted from sales of products that pay a one-time transaction fee to accounts that pay us an on-going management fee.

Investment banking revenue, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $7.0 million for the second quarter of 2016, largely unchanged compared to the second quarter of 2015. Investment banking revenue is primarily related to the timing and volume of completed transactions.

Brokerage and trading revenue increased $7.2 million over the first quarter of 2016. Customer hedging revenue increased $4.6 million primarily due to increased volumes of contracts with our mortgage banking and energy customers.Investment banking revenue grew by $2.9 million primarily due to growth in loan syndication fees and bond underwriting fees, which are dependent on the timing and volume of completed transactions. Securities trading revenue decreased $627 thousand and retail brokerage fees were up $271 thousand over the prior quarter.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the second quarter of 2016 increased $992 thousand or 3 percent over the second quarter of 2015, excluding the impact of a customer early termination fee in the second quarter of 2016. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $17.1 million, a $478 thousand or 3 percent increase over the prior year. Merchant services fees totaled $11.7 million, an increase of $410 thousand or 4 percent based on increased transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.9 million, an increase of $104 thousand or 2 percent over the second quarter of 2015.
Excluding the impact of the customer early termination fee, transaction card revenue increased $1.4 million primarily due to a seasonal increase in transaction volumes on our TransFund EFT network. Merchant services fees and revenue from interchange fees also increased over the prior quarter.

Fiduciary and asset management revenue increased $2.1 million or 6 percent over the second quarter of 2015 largely due to decreased fee waivers. We earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and BOK Financial Securities, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $1.8 million for the second quarter of 2016 compared to $2.9 million for the second quarter of 2015 and $2.0 million for the first quarter of 2016. The decrease in fee waivers was related to increased interest rates as a result of the Federal Reserve's federal funds rate increase in the fourth quarter of 2015. The remaining increase is primarily due to growth in assets under management related to the Company's acquisition of Weaver and Tidwell Financial Advisors LTD d/b/a Weaver Wealth Management, a registered investment advisor, in the first quarter of 2016 and changes in market values.

Fiduciary and asset management revenue increased $2.8 million over the first quarter of 2016 largely due to annual assessment of tax preparation fees and growth in assets under management.

The fair value of fiduciary assets administered by the Company totaled $39.9 billion at June 30, 2016, $38.8 billion at June 30, 2015 and $39.1 billion at March 31, 2016. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity.

Deposit service charges and fees were $22.6 million for the second quarter of 2016, an increase of $290 thousand or 1 percent over the second quarter of 2015. Commercial account service charge revenue totaled $11.1 million, up $677 thousand or 7 percent over the prior year. Overdraft fees were $9.9 million for the second quarter of 2016, a decrease of $229 thousand or 2 percent compared to the second quarter of 2015. Service charges on deposit accounts with a standard monthly fee were $1.6 million, a decrease of $165 thousand or 9 percent compared to the second quarter of 2015. Deposit service charges and fees were largely unchanged compared to the prior quarter. Growth in overdraft fees were offset by a decrease in commercial account service charge revenue and service charges on account with a standard monthly fee.

Mortgage banking revenue increased $1.4 million or 4% over the second quarter of 2015. Mortgage production revenue decreased $687 thousand compared to the prior year. Narrowing of margins on mortgage loans sold offset an increase in mortgage loan commitments. Mortgage servicing revenue was up $2.1 million or 15 percent over the second quarter of 2015. The outstanding principal balance of mortgage loans serviced for others totaled $21.2 billion, an increase of $3.2 billion or 18 percent.
Mortgage banking revenue increased $3.8 million over the first quarter of 2016. Mortgage production revenue increased $3.4 million due to growth in the volume of mortgage loans sold and mortgage loan commitments during the quarter. Average primary mortgage interest rates were 15 basis points lower than in the first quarter of 2016. Total mortgage loans originated during the second quarter of 2016 increased $575 million compared to the previous quarter. Outstanding mortgage loan commitments at June 30, 2016 were $63 million higher than at March 31, 2016. Revenue from mortgage loan servicing grew by $345 thousand due to an increase in the volume of loans serviced. The outstanding balance of mortgage loans serviced for others increased $884 million over March 31, 2016.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Mar. 31, 2016	Increase (Decrease)		% Increase (Decrease)
	2016	2015
Net realized gains on mortgage loans sold	$19,205	$23,856	$(4,651)		(19)%	$10,779	$8,426		78%
Change in net unrealized gains on mortgage loans held for sale	3,221	(743)	3,964		(534)%	8,198	(4,977)		61%
Total mortgage production revenue	22,426	23,113	(687)		(3)%	18,977	3,449		18%
Servicing revenue	15,798	13,733	2,065		15%	15,453	345		2%
Total mortgage revenue	$38,224	$36,846	$1,378		4%	$34,430	$3,794		11%

Mortgage loans funded for sale	$1,818,844	$1,828,230	$(9,386)		(1)%	$1,244,015	$574,829		46%
Mortgage loans sold	1,742,582	1,861,968	(119,386)		(6)%	1,239,391	503,191		41%

Period end outstanding mortgage commitments, net	965,631	849,619	116,012		14%	902,986	62,645		7%
Outstanding principal balance of mortgage loans serviced for others	21,178,387	17,979,623	3,198,764		18%	20,294,662	883,725		4%

Primary residential mortgage interest rate – period end	3.48%	4.02%	(54	) bps		3.71%	(23	) bps
Primary residential mortgage interest rate – average	3.59%	3.82%	(23	) bps		3.74%	(15	) bps
Secondary residential mortgage interest rate – period end	2.31%	3.13%	(82	) bps		2.57%	(26	) bps
Secondary residential mortgage interest rate – average	2.52%	2.85%	(33	) bps		2.70%	(18	) bps

Primary rates disclosed in Table 3 above represent rates generally available to borrowers on 30 year conforming mortgage loans. Secondary rates generally represent yields on 30 year residential mortgage-backed securities guaranteed by U.S. government agencies.

Other revenue increased $1.5 million over the second quarter of 2015, primarily due to revenue from a merchant banking investment acquired in the second quarter of 2015. Other revenue increased $1.3 million over the first quarter of 2016.

Net gains on securities, derivatives and other assets

In the second quarter of 2016, we recognized a $5.3 million net gain from sales of $326 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential or to move into securities that are expected to perform better in the current rate environment. In the second quarter of 2015, we recognized a $3.4 million net gain from sales of $379 million of available for sale securities and in the first quarter of 2016, we recognized a $4.0 million net gain on sales of $469 million of available for sale securities.

We also maintain a portfolio of residential mortgage-backed securities issued by U.S. government agencies, U.S. Treasury securities and interest rate derivative contracts held as an economic hedge of the changes in the fair value of our mortgage servicing rights. The fair value of our mortgage servicing rights fluctuates due to changes in prepayment speeds and other assumptions as more fully described in Note 6 to the Consolidated Financial Statements. As benchmark mortgage rates increase, prepayment speeds slow and the value of our mortgage servicing rights increases. As benchmark mortgage rates fall, prepayment speeds increase and the value of our mortgage servicing rights decreases.

Changes in the fair value of mortgage servicing rights are highly dependent on changes in primary mortgage rates, rates offered to borrowers, and assumptions about servicing revenues, servicing costs and discount rates. Changes in the fair value of residential mortgage-backed securities are highly dependent on changes in secondary mortgage rates, or rates required by investors, and interest rate derivative contracts are highly dependent on changes in other market interest rates. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in the forward-looking spread between the primary and secondary rates can cause significant earnings volatility. Additionally, the fair value of mortgage servicing rights is dependent on intermediate-term interest rates that affect the value of custodial funds. Changes in the spread between short-term and long-term interest rates can also cause significant earnings volatility.

Table 4 following shows the relationship between changes in the fair value of mortgage servicing rights and the fair value of fair value option residential mortgage-backed securities and interest rate derivative contracts held as an economic hedge. Both period end primary and secondary mortgage rates fell during the second and first quarter of 2016. We increased the coverage of our hedge during the second quarter. During the first quarter, we observed a narrowing in the forward-looking spread between primary and secondary mortgage interest rates. A narrowing spread between primary and secondary mortgage interest rates decreases the fair value of mortgage servicing rights and is a risk that we cannot effectively hedge.

Table 4 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	June 30, 2016	Mar. 31, 2016	June 30, 2015
Gain (loss) on mortgage hedge derivative contracts, net	$10,766	$7,138	$(1,005)
Gain (loss) on fair value option securities, net	4,279	9,443	(8,130)
Gain (loss) on economic hedge of mortgage servicing rights, net	15,045	16,581	(9,135)
Gain (loss) on change in fair value of mortgage servicing rights	(16,283)	(27,988)	8,010
Loss on changes in fair value of mortgage servicing rights, net of economic hedges	$(1,238)	$(11,407)	$(1,125)

Net interest revenue on fair value option securities	$1,348	$2,033	$1,985

Other Operating Expense

Other operating expense for the second quarter of 2016 totaled $254.7 million, a $27.6 million or 12 percent increase over the second quarter of 2015. Personnel expenses increased $9.8 million or 7 percent. Non-personnel expenses increased $17.8 million or 19 percent over the prior year.

Operating expenses increased $9.8 million over the previous quarter. Personnel expense increased $6.6 million. Non-personnel expense increased $3.2 million.

Table 5 -- Other Operating Expense
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2016	Increase (Decrease)	% Increase (Decrease)
	2016	2015
Regular compensation	$82,441	$78,105	$4,336	6%	$81,167	$1,274	2%
Incentive compensation:
Cash-based	34,894	32,347	2,547	8%	30,444	4,450	15%
Share-based	3,701	3,057	644	21%	2,022	1,679	83%
Deferred compensation	211	118	93	N/A	69	142	N/A
Total incentive compensation	38,806	35,522	3,284	9%	32,535	6,271	19%
Employee benefits	21,243	19,068	2,175	11%	22,141	(898)	(4)%
Total personnel expense	142,490	132,695	9,795	7%	135,843	6,647	5%
Business promotion	6,703	7,765	(1,062)	(14)%	5,696	1,007	18%
Professional fees and services	14,158	9,560	4,598	48%	11,759	2,399	20%
Net occupancy and equipment	19,677	18,927	750	4%	18,766	911	5%
Insurance	7,129	5,116	2,013	39%	7,265	(136)	(2)%
Data processing and communications	32,802	30,655	2,147	7%	32,017	785	2%
Printing, postage and supplies	3,889	3,553	336	9%	3,907	(18)	—%
Net losses and operating expenses of repossessed assets	1,588	223	1,365	612%	1,070	518	48%
Amortization of intangible assets	2,624	1,090	1,534	141%	1,159	1,465	126%
Mortgage banking costs	15,809	8,227	7,582	92%	12,379	3,430	28%
Other expense	7,856	9,302	(1,446)	(16)%	15,039	(7,183)	(48)%
Total other operating expense	$254,725	$227,113	$27,612	12%	$244,900	$9,825	4%

Average number of employees (full-time equivalent)	4,893	4,776	117	2%	4,821	72	1%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $4.3 million or 6 percent over the second quarter of 2015. The average number of employees increased 2 percent over the prior year. Recent additions have primarily been higher-costing positions in compliance and risk management and technology. In addition, standard annual merit increases in regular compensation were effective for the majority of our staff on March 1.

Incentive compensation increased $3.3 million or 9 percent over the second quarter of 2015. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation increased $2.5 million or 8 percent over the second quarter of 2015.

Share-based compensation expense represents expense for equity awards based on grant-date fair value. Non-vested shares awarded prior to 2013 generally cliff vest in 3 years and are subject to a two year holding period after vesting. Compensation costs related to certain shares is variable based on changes in the the fair value of BOK Financial common shares. Share-based compensation expense increased $644 thousand or 21% over the prior year. Restricted shares subject to changes in BOK Financial's stock price increased and the fair value of BOK Financial common shares have appreciated subsequent to them being awarded.

Employee benefit expense increased $2.2 million or 11 percent over the second quarter of 2015 primarily due to increased employee medical costs.
Personnel costs increased by $6.6 million over the first quarter of 2016, primarily due to a $6.3 million increase in incentive compensation expense. Cash-based incentive compensation was up $4.5 million primarily due to revenue growth. Share-based compensation expense was $1.7 million higher due to the increase BOK Financial stock price. Regular compensation expense increased $1.3 million over the prior quarter largely due to the standard annual merit increases. A $1.6 million seasonal decrease in payroll tax expense was partially offset by a $1.1 million increase in employee medical costs.

Non-personnel operating expenses

Non-personnel operating expenses increased $17.8 million or 19 percent over the second quarter of 2015. Mortgage banking costs increased $7.6 million. The second quarter of 2015 included the benefit from an improvement in the estimated loss rates on outstanding claims on servicing certain defaulted residential mortgage loans guaranteed by U.S. government agencies. In addition, prepayments of loans serviced for others increased during the second quarter of 2016 due to lower mortgage interest rates. Professional fees and services expense increased $4.6 million primarily due to costs incurred in preparation for the mobank acquisition and increased legal fees. Data processing and communications expense increased $2.1 million due to increased transaction activity. Deposit insurance expense increased $2.0 million, primarily due to an increase in criticized and classified assets, an input to the deposit insurance assessment, and overall growth in assets. The increase in criticized and classified assets was related to falling energy prices.
Non-personnel expense increased $3.2 million over the first quarter of 2016. Mortgage banking expense increased $3.4 million primarily from increased prepayments of loans serviced for others due to lower mortgage interest rates. Professional fees and services expense also increased $2.4 million due largely to the annual cost of wealth management customer tax preparation services and costs incurred in preparation for the mobank acquisition. Intangible asset amortization was up $1.5 million from an adjustment to a consolidated merchant-banking investment. Business promotion expense had a seasonal increase of $1.0 million over the prior quarter. Other expense decreased $7.2 million compared to the prior quarter. The first quarter of 2016 included $4.1 million of litigation accruals and a $2.7 million post-acquisition valuation adjustment to a consolidated merchant banking investment. All other expense categories increased $2.1 million over the prior quarter on a combined basis.
Income Taxes

The Company's income tax expense from continuing operations was $30.5 million or 31.5% of book taxable income for the second quarter of 2016 compared to $40.6 million or 33.6% of book taxable income for the second quarter of 2015 and $21.4 million or 34.3% of book taxable income for the first quarter of 2016. The effective tax rate was lower in the second quarter of 2016 compared to the second quarter of 2015 and the first quarter of 2016, primarily due to a decrease in projected annual pre-tax book income.

The Company's effective tax rate is affected by recurring items such as amortization related to its investments in affordable housing investments net of affordable housing tax credits and other tax benefits, bank-owned life insurance and tax-exempt income. The effective tax rate is also affected by items that may occur in any given period but are not consistent from period to period. Accordingly, the comparability of the effective tax rate from period to period may be impacted.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $13 million at both June 30, 2016 and March 31, 2016 and $14 million at June 30, 2015.

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

As shown in Table 6, net income attributable to our lines of business increased $1.6 million or 2 percent compared to the second quarter of 2015. Net interest revenue grew by $12.3 million over the prior year. Other operating revenue was up $12.5 million. This was offset by a $6.8 million increase in net charge-offs primarily due to energy loans and an $18.6 million increase in operating expense.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Commercial Banking	$52,836	$48,670	$89,951	$97,272
Consumer Banking	4,231	8,874	4,342	16,155
Wealth Management	10,779	8,685	17,757	17,422
Subtotal	67,846	66,229	112,050	130,849
Funds Management and other	(2,045)	13,001	(3,685)	23,224
Total	$65,801	$79,230	$108,365	$154,073

Commercial Banking

Commercial Banking contributed $52.8 million to consolidated net income in the second quarter of 2016, an increase of $4.2 million or 9% over the second quarter of 2015. Growth in net interest revenue and fees and commissions revenue was partially offset by increased loan charge-offs and higher operating expenses. Commercial Banking net loans charged off were $6.9 million in the second quarter of 2016 compared to a net recovery of $47 thousand in the second quarter of 2015. The increase was primarily related to energy portfolio loans.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase (Decrease)
	June 30,			June 30,
	2016	2015		2016	2015
Net interest revenue from external sources	$118,480	$108,620	$9,860	$235,116	$209,795	$25,321
Net interest expense from internal sources	(14,575)	(12,643)	(1,932)	(29,109)	(25,278)	(3,831)
Total net interest revenue	103,905	95,977	7,928	206,007	184,517	21,490
Net loans charged off (recovered)	6,852	(47)	6,899	28,423	(8,949)	37,372
Net interest revenue after net loans charged off (recovered)	97,053	96,024	1,029	177,584	193,466	(15,882)

Fees and commissions revenue	51,028	45,173	5,855	96,504	87,476	9,028
Other gains, net	469	100	369	101	244	(143)
Other operating revenue	51,497	45,273	6,224	96,605	87,720	8,885

Personnel expense	27,520	27,131	389	54,147	53,381	766
Non-personnel expense	25,074	23,670	1,404	54,516	46,566	7,950
Other operating expense	52,594	50,801	1,793	108,663	99,947	8,716

Net direct contribution	95,956	90,496	5,460	165,526	181,239	(15,713)
Loss on repossessed assets, net	(598)	(58)	(540)	(680)	(14)	(666)
Corporate expense allocations	8,883	10,782	(1,899)	17,627	22,023	(4,396)
Income before taxes	86,475	79,656	6,819	147,219	159,202	(11,983)
Federal and state income tax	33,639	30,986	2,653	57,268	61,930	(4,662)
Net income	$52,836	$48,670	$4,166	$89,951	$97,272	$(7,321)

Average assets	$16,973,663	$16,262,457	$711,206	$16,971,339	$16,266,341	$704,998
Average loans	13,571,602	12,260,003	1,311,599	13,444,470	12,077,367	1,367,103
Average deposits	8,403,408	8,928,997	(525,589)	8,430,579	8,961,834	(531,255)
Average invested capital	1,167,840	1,028,989	138,851	1,160,485	1,013,117	147,368

Net interest revenue increased $7.9 million or 8% over the prior year. Growth in net interest revenue was primarily due to a $1.3 billion or 11% increase in average loan balances. Net interest revenue was $1.3 million lower due to the impact of an increase in nonaccruing energy loans compared to the prior year. The remaining growth in net interest revenue was primarily related to increased yield on deposits sold to the funds management unit related to the increase in short-term interest rates from the Federal Reserve increase in the federal funds rate in the fourth quarter of 2015.

Fees and commissions revenue grew by $5.9 million or 13% over the second quarter of 2015. Transaction card revenues from our TransFund electronic funds transfer network increased $2.0 million primarily due to a customer early termination fee. Other revenue increased $1.9 million primarily related to merchant banking activity. Brokerage and trading revenue increased $1.6 million primarily due to increased hedging activity by our energy customers and growth in commercial loan syndication fees. Commercial deposit service charge revenue was up $623 thousand.

Operating expenses increased $1.8 million or 4% over the the second quarter of 2015. Personnel expense increased $389 thousand or 1% primarily due to standard annual merit increases, partially offset by lower incentive compensation expense. Non-personnel expense grew by $1.4 million or 6%. Intangible asset amortization increased $368 thousand, net repossession expense increased $324 thousand and professional fees and services expense increased $308 thousand over the prior year. Corporate expense allocations decreased $1.9 million compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking grew by $1.3 billion or 11% over the second quarter of 2015 to $13.6 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $8.4 billion for the second quarter of 2016, a decrease of $526 million or 6% compared to the second quarter of 2015.

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

Consumer Banking contributed $4.2 million to consolidated net income for the second quarter of 2016 compared to $8.9 million in the second quarter of 2015. The decrease was largely due to a $10.5 million increase in non-personnel expense.

Changes in the fair value of our mortgage servicing rights, net of economic hedge, resulted in a $756 thousand decrease in Consumer Banking net income in the second quarter of 2016 compared to a $687 thousand decrease in Consumer Banking net income in the second quarter of 2015.

Table 8 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase (Decrease)
	June 30,			June 30,
	2016	2015		2016	2015
Net interest revenue from external sources	$22,349	$21,721	$628	$43,799	$42,440	$1,359
Net interest revenue from internal sources	8,876	6,838	2,038	18,229	13,658	4,571
Total net interest revenue	31,225	28,559	2,666	62,028	56,098	5,930
Net loans charged off	1,318	1,614	(296)	3,020	3,036	(16)
Net interest revenue after net loans charged off	29,907	26,945	2,962	59,008	53,062	5,946

Fees and commissions revenue	60,510	59,885	625	117,012	121,395	(4,383)
Other losses (gains), net	270	(197)	467	127	(512)	639
Other operating revenue	60,780	59,688	1,092	117,139	120,883	(3,744)

Personnel expense	29,505	26,341	3,164	56,630	52,123	4,507
Non-personnel expense	36,641	26,170	10,471	67,564	52,694	14,870
Total other operating expense	66,146	52,511	13,635	124,194	104,817	19,377

Net direct contribution	24,541	34,122	(9,581)	51,953	69,128	(17,175)
Gain (loss) on financial instruments, net	15,045	(9,135)	24,180	31,626	(5,577)	37,203
Change in fair value of mortgage servicing rights	(16,283)	8,010	(24,293)	(44,271)	(512)	(43,759)
Gain on repossessed assets, net	252	479	(227)	406	557	(151)
Corporate expense allocations	16,630	18,953	(2,323)	32,608	37,155	(4,547)
Income before taxes	6,925	14,523	(7,598)	7,106	26,441	(19,335)
Federal and state income tax	2,694	5,649	(2,955)	2,764	10,286	(7,522)
Net income	$4,231	$8,874	$(4,643)	$4,342	$16,155	$(11,813)

Average assets	$8,774,881	$8,970,936	$(196,055)	$8,731,085	$8,885,400	$(154,315)
Average loans	1,888,692	1,901,579	(12,887)	1,886,298	1,920,829	(34,531)
Average deposits	6,634,362	6,724,188	(89,826)	6,605,127	6,673,067	(67,940)
Average invested capital	266,561	269,388	(2,827)	262,762	270,738	(7,976)

Net interest revenue from Consumer Banking activities grew by $2.7 million or 9% over the the second quarter of 2015 primarily due to increased rates on deposit balances sold to the Funds Management unit, partially offset by a $90 million or 1% decrease in average deposit balances. Average loan balances were $13 million or 1% lower than the prior year.

Fees and commissions revenue increased $625 thousand or 1% over the second quarter of 2015, primarily due to a $1.4 million increase in mortgage banking revenue primarily due to growth in mortgage servicing revenue. Mortgage loans funded for sale in the second quarter of 2016 were $9.4 million or 1% lower than in the second quarter of 2015. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company increased $222 thousand or 4%. Deposit service charges and fees decreased $341 thousand or 3% compared to the prior year. Other revenue decreased $612 thousand compared to the prior year.

Operating expense increased $13.6 million or 26% over the second quarter of 2015. Personnel expenses increased $3.2 million or 12%. Regular compensation expense was up $1.8 million primarily due to annual merit increases and growth in mortgage banking headcount. Incentive compensation expense was up $944 thousand over the prior year. Non-personnel expense increased $10.5 million or 40% over the prior year. Mortgage banking expense was up $8.4 million over the prior year. The second quarter of 2015 included the benefit from an improvement in the estimated loss rates on outstanding claims on servicing certain defaulted residential mortgage loans guaranteed by U.S. government agencies. In addition, prepayments of loans serviced for others increased due to lower mortgage interest rates. Other expense increased $1.2 million primarily due to a legal settlement during the quarter.

Corporate expense allocations decreased $2.3 million compared to the second quarter of 2015.

Average consumer deposits decreased $90 million or 1% compared to the second quarter of 2015. Average time deposit balances decreased $251 million or 18%, partially offset by a $71 million or 4% increase in demand deposit balances, a $60 million or 2% increase in interest-bearing transaction accounts and a $31 million or 8% increase in saving account balances.

Wealth Management

Wealth Management contributed $10.8 million to consolidated net income in the second quarter of 2016, up $2.1 million or 24% over the second quarter of 2015. Fiduciary and asset management revenue, brokerage and trading revenue and net interest revenue all grew over the prior year. This revenue growth was partially offset by increased operating expense.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase (Decrease)
	June 30,			June 30,
	2016	2015		2016	2015
Net interest revenue from external sources	$6,269	$6,221	$48	$12,347	$11,597	$750
Net interest revenue from internal sources	7,193	5,487	1,706	14,857	11,566	3,291
Total net interest revenue	13,462	11,708	1,754	27,204	23,163	4,041
Net loans charged off (recovered)	(239)	(399)	160	(390)	(747)	357
Net interest revenue after net loans charged off (recovered)	13,701	12,107	1,594	27,594	23,910	3,684

Fees and commissions revenue	75,467	70,234	5,233	144,188	137,137	7,051
Other gains, net	305	365	(60)	330	422	(92)
Other operating revenue	75,772	70,599	5,173	144,518	137,559	6,959

Personnel expense	48,147	46,192	1,955	93,266	88,607	4,659
Non-personnel expense	13,267	12,085	1,182	28,832	24,150	4,682
Other operating expense	61,414	58,277	3,137	122,098	112,757	9,341

Net direct contribution	28,059	24,429	3,630	50,014	48,712	1,302
Corporate expense allocations	10,417	10,187	230	20,952	20,170	782
Income before taxes	17,642	14,214	3,428	29,062	28,514	548
Federal and state income tax	6,863	5,529	1,334	11,305	11,092	213
Net income	$10,779	$8,685	$2,094	$17,757	$17,422	$335

Average assets	$5,765,390	$5,319,568	$445,822	$5,665,218	$5,385,266	$279,952
Average loans	1,098,178	1,065,809	32,369	1,094,252	1,050,603	43,649
Average deposits	4,521,031	4,522,197	(1,166)	4,608,522	4,611,255	(2,733)
Average invested capital	240,693	224,971	15,722	236,798	224,247	12,551

	June 30,		Increase (Decrease)
	2016	2015
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$13,935,411	$15,170,488	$(1,235,077)
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	3,612,632	3,471,856	140,776
Non-managed trust assets in custody	22,376,691	20,129,674	2,247,017
Total fiduciary assets	39,924,734	38,772,018	1,152,716
Assets held in safekeeping	27,287,123	24,099,473	3,187,650
Brokerage accounts under BOKF administration	5,789,659	5,739,210	50,449
Assets under management or in custody	$73,001,516	$68,610,701	$4,390,815

Net interest revenue for the second quarter of 2016 increased $1.8 million or 15% over the second quarter of 2015, primarily due to increased rates on deposit balances sold to the Funds Management unit. Average deposit balances were largely unchanged compared to the second quarter of 2015. Interest-bearing transaction account balances decreased $43 million or 2% and time deposit balances decreased $89 million or 11%. Non-interest bearing demand deposits grew by $129 million or 14%. Average loan balances increased $32 million or 3% over the prior year.

Fees and commissions revenue was up $5.2 million or 8% over the second quarter of 2015. Fiduciary and asset management revenue increased $2.1 million or 6% over the prior year primarily due to decreased fee waivers, the Company's acquisition of Weaver and Tidwell Financial Advisors LTD d/b/a Weaver Wealth Management, a registered investment advisor, in the first quarter of 2016 and changes in market values. Brokerage and trading revenue grew by $1.9 million or 6% primarily due to growth in securities trading revenue over the prior year. Growth in retail brokerage revenue was offset by lower investment banking revenue compared to the second quarter of 2015. Other revenue increased $1.3 million or 29%.

Other operating revenue includes fees earned from state and municipal bond and corporate debt underwriting and financial advisory services, primarily in the Oklahoma and Texas markets. In the second quarter of 2016, the Wealth Management division participated in 136 state and municipal bond underwritings that totaled $4.2 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $803 million of these underwritings. The Wealth Management division also participated in two corporate debt underwritings that totaled $350 million. Our interest in these underwritings was $44 million. In the second quarter of 2015, the Wealth Management division participated in 148 state and municipal bond underwritings that totaled approximately $3.0 billion. Our interest in these underwritings totaled approximately $844 million. The Wealth Management division also participated in five corporate debt underwritings that totaled $2.5 billion. Our interest in these underwritings was $43 million.

Operating expense increased $3.1 million or 5% over the second quarter of 2015. Personnel expenses increased $2.0 million, primarily due to incentive compensation expense and standard merit increases to regular compensation. Non-personnel expense increased $1.2 million. Professional fees and services expense increased $1.5 million and data processing and communications expense increased $436 thousand. Business promotion expense was $490 thousand less than the prior year and other expense decreased $362 thousand.

Corporate expense allocations increased $230 thousand or 2% over the prior year.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of June 30, 2016, December 31, 2015 and June 30, 2015.

At June 30, 2016, the carrying value of investment (held-to-maturity) securities was $561 million and the fair value was $599 million. Investment securities consist primarily of long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $105 million of the $201 million portfolio of Texas school construction bonds are also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $8.6 billion at June 30, 2016, a decrease of $95 million compared to March 31, 2016. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At June 30, 2016, residential mortgage-backed securities represented 66 percent of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at June 30, 2016 is 2.6 years. Management estimates the duration extends to 3.3 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.4 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At June 30, 2016, approximately $5.6 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $5.7 billion at June 30, 2016.

We also hold amortized cost of $115 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $7.7 million from March 31, 2016. The decrease was due to cash payments received during the quarter. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $126 million at June 30, 2016.

The amortized cost of our portfolio of privately issued residential mortgage-backed securities included $66 million of Jumbo-A residential mortgage loans and $50 million of Alt-A residential mortgage loans. Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Approximately 90 percent of our Alt-A mortgage-backed securities represent pools of fixed rate residential mortgage loans. None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”). Approximately 29 percent of our Jumbo-A residential mortgage-backed securities represent pools of fixed rate residential mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $3.0 million at June 30, 2016, compared to $5.9 million at March 31, 2016. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings during the second quarter of 2016.

Certain U.S. Treasury securities and residential mortgage-backed securities issued by U.S. government agencies included in fair value option securities on the Consolidated Balance Sheets are held as an economic hedge of changes in the fair value of our mortgage servicing rights. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights and related derivative contracts.

BOK Financial is required to hold stock as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). These restricted equity securities are carried at cost as these securities do not have a readily determined fair value because the ownership of these shares is restricted and they lack a market. Federal Reserve Bank stock totaled $36 million and holdings of FHLB stock totaled $283 million at June 30, 2016. Holdings of FHLB stock increased $4.9 million over March 31, 2016. We are required to hold stock in the FHLB in proportion to our borrowings with the FHLB.

Bank-Owned Life Insurance

We have approximately $308 million of bank-owned life insurance at June 30, 2016. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $278 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At June 30, 2016, the fair value of investments held in separate accounts was approximately $295 million. As the underlying fair value of the investments held in a separate account at June 30, 2016 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $30 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $16 billion at June 30, 2016, an increase of $384 million over March 31, 2016. Outstanding commercial loans grew by $68 million over March 31, 2016, largely due to growth in services, wholesale/retail, healthcare and other commercial and industrial sector loans, partially offset by a decrease in energy loan balances. Commercial real estate loan balances were up $211 million primarily related to growth in loans secured by industrial facilities, office buildings, multifamily residential and other commercial real estate loans. Residential mortgage loans increased $11.6 million compared to March 31, 2016 and personal loans increased $93 million compared to March 31, 2016.

Table 10 -- Loans
(In thousands)

	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Commercial:
Energy	$2,818,656	$3,029,420	$3,097,328	$2,838,167	$2,902,143
Services	2,830,864	2,728,891	2,784,276	2,706,624	2,681,126
Healthcare	2,051,146	1,995,425	1,883,380	1,741,680	1,646,025
Wholesale/retail	1,532,957	1,451,846	1,422,064	1,461,936	1,533,730
Manufacturing	595,403	600,645	556,729	555,677	579,549
Other commercial and industrial	527,411	482,198	508,754	493,338	433,148
Total commercial	10,356,437	10,288,425	10,252,531	9,797,422	9,775,721

Commercial real estate:
Retail	795,419	810,522	796,499	769,449	688,447
Multifamily	787,200	733,689	751,085	758,658	711,333
Office	769,112	695,552	637,707	626,151	563,085
Industrial	645,586	564,467	563,169	563,871	488,054
Residential construction and land development	157,576	171,949	160,426	153,510	148,574
Other commercial real estate	427,073	394,328	350,147	363,428	434,004
Total commercial real estate	3,581,966	3,370,507	3,259,033	3,235,067	3,033,497

Residential mortgage:
Permanent mortgage	969,007	948,405	945,336	937,664	946,324
Permanent mortgages guaranteed by U.S. government agencies	192,732	197,350	196,937	192,712	190,839
Home equity	719,184	723,554	734,620	738,619	747,565
Total residential mortgage	1,880,923	1,869,309	1,876,893	1,868,995	1,884,728

Personal	587,423	494,325	552,697	465,957	430,190

Total	$16,406,749	$16,022,566	$15,941,154	$15,367,441	$15,124,136

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

Commercial loans totaled $10.4 billion or 63 percent of the loan portfolio at June 30, 2016, an increase of $68 million over March 31, 2016. Service sector loans increased by $102 million and wholesale/retail sector loans increased $81 million. Healthcare sector loans grew by $56 million and other commercial and industrial loans were up $45 million over the prior quarter. Energy loan balances decreased $211 million compared to March 31, 2016.

Table 11 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location. The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 33 percent concentrated in the Texas market and 23 percent concentrated in the Oklahoma market. The Other category is primarily composed of two states, California and Louisiana, which represent $268 million or 3 percent of the commercial loan portfolio and $167 million or 2 percent of the commercial loan portfolio, respectively, at June 30, 2016. All other states individually represent one percent or less of total commercial loans.

Table 11 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$761,490	$1,247,111	$15,745	$5,376	$334,194	$10,591	$81,850	$362,299	$2,818,656
Services	689,877	913,689	227,236	4,099	275,643	199,421	169,325	351,574	2,830,864
Healthcare	266,079	348,074	124,893	88,676	152,523	107,167	223,084	740,650	2,051,146
Wholesale/retail	460,662	558,962	38,509	39,744	56,332	52,391	44,907	281,450	1,532,957
Manufacturing	134,179	184,528	254	6,620	56,376	66,578	69,026	77,842	595,403
Other commercial and industrial	77,544	141,690	4,489	76,388	33,140	35,311	73,823	85,026	527,411
Total commercial loans	$2,389,831	$3,394,054	$411,126	$220,903	$908,208	$471,459	$662,015	$1,898,841	$10,356,437

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

Outstanding energy loans totaled $2.8 billion or 17 percent of total loans at June 30, 2016. Unfunded energy loan commitments decreased by $161 million to $1.9 billion at June 30, 2016. Approximately $2.2 billion of energy loans were to oil and gas producers, down $233 million compared to March 31, 2016. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. The Company has largely avoided higher-risk energy lending areas including second-lien financing, mezzanine debt and subordinated debt. In addition, the Company has no direct exposure to energy company equity or to borrowers with deepwater offshore exposure. Approximately 60 percent of the committed production loans are secured by properties primarily producing oil and 40 percent of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers that provide services to the energy industry decreased $16 million from the prior quarter to $262 million at June 30, 2016. Loans to midstream oil and gas companies totaled $246 million at June 30, 2016, an increase of $44 million over March 31, 2016. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $73 million, a $5.7 million decrease compared to the prior quarter.

The services sector of the loan portfolio totaled $2.8 billion or 17 percent of total loans and consists of a large number of loans to a variety of businesses, including governmental, finance and insurance, educational services, not-for-profit and loans to entities providing services for real estate and construction. Service sector loans increased by $102 million compared to March 31, 2016. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

The healthcare sector of the loan portfolio consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At June 30, 2016, the outstanding principal balance of these loans totaled $3.9 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 17 percent of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 30 percent and 13 percent of the total commercial real estate portfolio at June 30, 2016, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $3.6 billion or 22 percent of the loan portfolio at June 30, 2016. The outstanding balance of commercial real estate loans increased $211 million during the second quarter of 2016. Loans secured by industrial facilities grew by $81 million and loans secured by office buildings increased $74 million. Loans secured by multifamily residential properties increased $54 million. Growth in other commercial real estate loan balances was offset by decreases in loans secured by retail facilities and residential construction and land development loans. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18 percent to 22 percent over the past five years.

The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 12. The Other category is primarily composed of California and Florida which represent $157 million or 15% and $117 million or 11%, respectively. All other states individually represent less than 10% of the total commercial real estate portfolio.

Table 12 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Retail	$90,337	$286,385	$112,725	$6,706	$54,459	$36,359	$9,092	$199,356	$795,419
Multifamily	104,151	291,146	28,951	22,531	58,002	72,857	76,409	133,153	787,200
Office	116,249	192,364	55,863	1,615	58,228	50,321	71,225	223,247	769,112
Industrial	69,142	197,435	25,865	192	5,316	15,306	35,468	296,862	645,586
Residential construction and land development	18,366	40,936	20,895	5,362	30,951	3,882	5,230	31,954	157,576
Other real estate	69,095	73,952	15,689	8,133	38,482	31,448	4,492	185,782	427,073
Total commercial real estate loans	$467,340	$1,082,218	$259,988	$44,539	$245,438	$210,173	$201,916	$1,070,354	$3,581,966

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

Residential mortgage loans totaled $1.9 billion, a $12 million increase over March 31, 2016. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 98 percent of our residential mortgage loan portfolio is located within our geographical footprint.

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

At June 30, 2016, $193 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies were largely unchanged compared to March 31, 2016.

Home equity loans totaled $719 million at June 30, 2016, a decrease of $4.4 million compared to March 31, 2016. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at June 30, 2016 by lien position and amortizing status follows in Table 13.

Table 13 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$44,011	$438,396	$482,407
Junior lien	92,652	144,125	236,777
Total home equity	$136,663	$582,521	$719,184

The distribution of residential mortgage and personal loans at June 30, 2016 is as follows in Table 14. Residential mortgage loans are distributed by collateral location. Personal loans are generally distributed by borrower location.

Table 14 -- Residential Mortgage and Personal Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$195,499	$399,248	$40,372	$13,331	$153,883	$95,368	$46,794	$24,512	$969,007
Permanent mortgages guaranteed by U.S. government agencies	60,101	22,342	63,872	5,251	7,168	1,303	11,287	21,408	192,732
Home equity	419,677	133,503	109,894	5,395	33,339	8,861	8,081	434	719,184
Total residential mortgage	$675,277	$555,093	$214,138	$23,977	$194,390	$105,532	$66,162	$46,354	$1,880,923

Personal	$242,819	$231,105	$10,557	$7,025	$35,731	$24,008	$30,850	$5,328	$587,423

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 15 -- Loans Managed by Primary Geographical Market
(In thousands)

	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Bank of Oklahoma:
Commercial	$3,698,215	$3,656,034	$3,782,687	$3,514,391	$3,529,406
Commercial real estate	781,458	747,689	739,829	677,372	614,995
Residential mortgage	1,415,766	1,411,409	1,409,114	1,405,235	1,413,690
Personal	246,229	204,158	255,387	185,463	190,909
Total Bank of Oklahoma	6,141,668	6,019,290	6,187,017	5,782,461	5,749,000

Bank of Texas:
Commercial	3,901,632	3,936,809	3,908,425	3,752,193	3,738,742
Commercial real estate	1,311,408	1,211,978	1,204,202	1,257,741	1,158,056
Residential mortgage	222,548	217,539	219,126	222,395	228,683
Personal	233,304	210,456	203,496	194,051	156,260
Total Bank of Texas	5,668,892	5,576,782	5,535,249	5,426,380	5,281,741

Bank of Albuquerque:
Commercial	398,427	402,082	375,839	368,027	392,362
Commercial real estate	322,956	323,059	313,422	312,953	291,953
Residential mortgage	114,226	117,655	120,507	121,232	123,376
Personal	10,569	10,823	11,557	10,477	11,939
Total Bank of Albuquerque	846,178	853,619	821,325	812,689	819,630

Bank of Arkansas:
Commercial	81,227	79,808	92,359	76,044	99,086
Commercial real estate	69,235	66,674	69,320	82,225	85,997
Residential mortgage	6,874	7,212	8,169	8,063	6,999
Personal	7,025	918	819	4,921	5,189
Total Bank of Arkansas	164,361	154,612	170,667	171,253	197,271

Colorado State Bank & Trust:
Commercial	1,076,620	1,030,348	987,076	1,029,694	1,019,454
Commercial real estate	237,569	219,078	223,946	229,835	229,721
Residential mortgage	59,425	52,961	53,782	50,138	54,135
Personal	35,064	24,497	23,384	30,683	30,373
Total Colorado State Bank & Trust	1,408,678	1,326,884	1,288,188	1,340,350	1,333,683

Bank of Arizona:
Commercial	670,814	656,527	606,733	608,235	572,477
Commercial real estate	639,112	605,383	507,523	482,918	472,061
Residential mortgage	38,998	40,338	44,047	41,722	37,493
Personal	24,248	18,372	31,060	17,609	12,875
Total Bank of Arizona	1,373,172	1,320,620	1,189,363	1,150,484	1,094,906

Bank of Kansas City:
Commercial	529,502	526,817	499,412	448,838	424,194
Commercial real estate	220,228	196,646	200,791	192,023	180,714
Residential mortgage	23,086	22,195	22,148	20,210	20,352
Personal	30,984	25,101	26,994	22,753	22,645
Total Bank of Kansas City	803,800	770,759	749,345	683,824	647,905

Total BOK Financial loans	$16,406,749	$16,022,566	$15,941,154	$15,367,441	$15,124,136

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $8.5 billion and standby letters of credit which totaled $491 million at June 30, 2016. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $1.5 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at June 30, 2016.

Table 16 – Off-Balance Sheet Credit Commitments
(In thousands)

	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Loan commitments	$8,508,606	$8,567,017	$8,455,037	$8,325,540	$8,064,841
Standby letters of credit	491,002	509,902	507,988	479,638	444,947
Mortgage loans sold with recourse	145,403	152,843	155,489	161,897	168,581

As more fully described in Note 6 to the Consolidated Financial Statements, we have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. Substantially all of these loans are to borrowers in our primary markets including $94 million to borrowers in Oklahoma, $16 million to borrowers in Arkansas and $12 million to borrowers in New Mexico.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 6 to the Consolidated Financial Statements. For the period from 2010 through the second quarter of 2016 combined, approximately 21 percent of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $3.3 million at June 30, 2016 and $3.0 million at March 31, 2016.
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

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This occurs if the credit standing of the customer or counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the customer or the counterparty’s ability to provide margin collateral was impaired. Credit losses on customer derivatives reduce brokerage and trading revenue in the Consolidated Statements of Earnings.

Derivative contracts are carried at fair value. At June 30, 2016, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $877 million compared to $800 million at March 31, 2016. At June 30, 2016, the fair value of our derivative contracts included $676 million for foreign exchange contracts, $116 million related to to-be-announced residential mortgage-backed securities, $55 million for interest rate swaps and $25 million for energy contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $872 million at June 30, 2016 and $796 million at March 31, 2016.

At June 30, 2016, total derivative assets were reduced by $7 million of cash collateral received from counterparties and total derivative liabilities were reduced by $153 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2016 follows in Table 17.

Table 17 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$508,309
Banks and other financial institutions	354,360
Exchanges and clearing organizations	7,246
Fair value of customer risk management program asset derivative contracts, net	$869,915

At June 30, 2016, our largest derivative exposure was to a customer for an interest rate derivative contract which totaled $7.2 million. At June 30, 2016, our aggregate gross exposure to internationally active domestic financial institutions was approximately $52 million comprised of $42 million of cash and securities positions and $9.0 million of gross derivative positions. We have no direct exposure to European sovereign debt and our aggregate gross exposure to European financial institutions totaled $9.2 million at June 30, 2016.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $27.32 per barrel of oil would decrease the fair value of derivative assets by $19 million. An increase in prices equivalent to $76.16 per barrel of oil would increase the fair value of derivative assets by $146 million as current prices move further away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $18 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2016, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. At June 30, 2016, the combined allowance for loan losses and off-balance sheet credit losses totaled $252 million or 1.54 percent of outstanding loans and 111 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $243 million and the accrual for off-balance sheet credit losses was $9.0 million. At March 31, 2016, the combined allowance for credit losses was $240 million or 1.50 percent of outstanding loans and 108 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $233 million and the accrual for off-balance sheet credit losses was $6.6 million at June 30, 2016. The portion of the combined allowance for credit losses attributed to the energy portfolio totaled 3.58 percent of outstanding energy loans at June 30, 2016, an increase from 3.19 percent of outstanding energy loans at March 31, 2016.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, we recorded a $20.0 million provision for credit losses during the second quarter of 2016, compared to $35.0 million in the first quarter of 2016 and $4.0 million in the second quarter of 2015. The lower provision for credit losses compared to previous quarter reflects improvement in credit metric trends over the previous quarter largely driven by energy price stability and decreased rates of newly identified nonaccruing and potential problem loans.

Table 18 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Allowance for loan losses:
Beginning balance	$233,156	$225,524	$204,116	$201,087	$197,686
Loans charged off:
Commercial	(7,355)	(22,126)	(2,182)	(3,497)	(881)
Commercial real estate	—	—	(900)	—	(16)
Residential mortgage	(345)	(474)	(421)	(446)	(714)
Personal	(1,145)	(1,391)	(1,348)	(1,331)	(1,266)
Total	(8,845)	(23,991)	(4,851)	(5,274)	(2,877)
Recoveries of loans previously charged off:
Commercial	223	488	928	759	685
Commercial real estate	282	85	120	1,865	275
Residential mortgage	200	163	137	205	481
Personal	681	783	685	692	765
Total	1,386	1,519	1,870	3,521	2,206
Net loans recovered (charged off)	(7,459)	(22,472)	(2,981)	(1,753)	(671)
Provision for loan losses	17,562	30,104	24,389	4,782	4,072
Ending balance	$243,259	$233,156	$225,524	$204,116	$201,087
Accrual for off-balance sheet credit losses:
Beginning balance	$6,607	$1,711	$3,600	$882	$954
Provision for off-balance sheet credit losses	2,438	4,896	(1,889)	2,718	(72)
Ending balance	$9,045	$6,607	$1,711	$3,600	$882
Total combined provision for credit losses	$20,000	$35,000	$22,500	$7,500	$4,000
Allowance for loan losses to loans outstanding at period-end	1.48%	1.46%	1.41%	1.33%	1.33%
Net charge-offs (annualized) to average loans	0.18%	0.56%	0.08%	0.05%	0.02%
Total provision for credit losses (annualized) to average loans	0.49%	0.88%	0.58%	0.20%	0.11%
Recoveries to gross charge-offs	15.67%	6.33%	38.55%	66.76%	76.68%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.10%	0.07%	0.02%	0.04%	0.01%
Combined allowance for credit losses to loans outstanding at period-end	1.54%	1.50%	1.43%	1.35%	1.34%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. A specific allowance is required when the outstanding principal balance of the loan is not supported by either the discounted cash flows expected to be received from the borrower or the fair value of collateral for collateral dependent loans. At June 30, 2016, impaired loans totaled $420 million, including $32 million with specific allowances of $4.3 million and $388 million with no specific allowances. At March 31, 2016, impaired loans totaled $420 million, including $35 million of impaired loans with specific allowances of $2.7 million and $385 million with no specific allowances.

Risk grading guidelines, recently in the Office of the Comptroller of the Currency ("OCC") Oil and Gas Lending Handbook, heavily weight ability to repay total borrower debt, regardless of collateral position. This change in grading methodology has increased loans especially mentioned, potential problem loans and nonaccrual loans. Because substantially all of our energy portfolio is supported by senior lien positions that, in general, have substantially lower loss exposure, the historical relationship between loan classification and loss exposure may be more difficult to correlate.
We completed an energy loan portfolio redetermination during the second quarter. The redetermination supported that $136 million of impaired energy loans required no allowance for credit losses based on the adequacy of collateral, including $123 million that are current on all payments due.

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

The aggregate amount of general allowances for all unimpaired loans totaled $212 million at June 30, 2016, an increase of $7.2 million over March 31, 2016, primarily due to a $3.7 million increase in the general allowance attributed to the commercial loan segment related to exposure to energy-related loans. In addition, the general allowance for commercial real estate loans increased $2.3 million.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $27 million at June 30, 2016, compared to $25 million at March 31, 2016. The nonspecific allowance includes consideration of the indirect impact that low energy prices might have on the broader economies within our geographical footprint that are highly dependent on the energy industry.

An allocation of the allowance for loan losses by portfolio segment is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. These potential problem loans totaled $501 million at June 30, 2016, primarily composed of $421 million of energy loans, $27 million of wholesale/retail sector loans, $20 million of manufacturing sector loans, $9.9 million of service sector loans, $8.9 million of healthcare sector loans and $6.1 million of loans secured by multifamily residential properties. Potential problem loans totaled $460 million at March 31, 2016 including $403 million of potential problem energy loans.

Performing loan totals include loans that management considers to be "other loans especially mentioned" based on regulatory guidelines. Other loans especially mentioned are in compliance with the original terms of the agreement but may have a weakness that deserves management's close attention. Energy loans classified as other loans especially mentioned totaled $198 million or 7 percent of outstanding energy loans at June 30, 2016 and $269 million or 9 percent of outstanding energy loans at March 31, 2016.

We updated our energy loan portfolio stress test at quarter end to estimate how the energy portfolio may respond in a prolonged low-price environment. Stress test assumptions include a starting price of $2.00 per million BTUs for natural gas and $37.50 per barrel of oil, gradually escalating over seven years to a maximum of $3.00 and $55.00, respectively. In this scenario, the energy portfolio exhibits greater stress than we have experienced to date and losses would be expected to exceed our 15 year historical loss rate on energy loans of 7 basis points. The results of the stress test are factored into our expectation that the loan loss provision could range from $71 million to $80 million for 2016. This expectation is based upon current observed conditions.

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

BOK Financial had net loans charged off of $7.5 million in the second quarter of 2016, compared to $22.5 million in the first quarter of 2016 and $671 thousand in the second quarter of 2015. The ratio of net loans charged off to average loans on an annualized basis was 0.18 percent for the second quarter of 2016, compared with 0.56 percent for the first quarter of 2016 and 0.02 percent for the second quarter of 2015.

Net commercial loans charged off totaled $7.1 million in the second quarter of 2016, compared to net loans charged off of $21.6 million in the first quarter of 2016. Charge-offs in both the second and first quarter of 2016 resulted primarily from energy loans. Net commercial real estate loan recoveries were $282 thousand in the second quarter, compared to net recoveries of $85 thousand in the first quarter. Residential mortgage net charge-offs were $145 thousand and personal loan net charge-offs were $464 thousand for the second quarter. Personal loan net charge-offs include deposit account overdraft losses.

Nonperforming Assets

Table 19 -- Nonperforming Assets
(In thousands)

	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Nonaccruing loans:
Commercial	$181,989	$174,652	$76,424	$33,798	$24,233
Commercial real estate	7,780	9,270	9,001	10,956	20,139
Residential mortgage	57,061	57,577	61,240	44,099	45,969
Personal	354	331	463	494	550
Total nonaccruing loans	247,184	241,830	147,128	89,347	90,891
Accruing renegotiated loans guaranteed by U.S. government agencies	78,806	77,597	74,049	81,598	82,368
Real estate and other repossessed assets	24,054	29,896	30,731	33,116	35,499
Total nonperforming assets	$350,044	$349,323	$251,908	$204,061	$208,758
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$251,497	$252,176	$155,959	$118,578	$122,673

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$168,145	$159,553	$61,189	$17,880	$6,841
Services	9,388	9,512	10,290	10,692	10,944
Wholesale / retail	2,772	3,685	2,919	3,058	4,166
Manufacturing	293	312	331	352	379
Healthcare	875	1,023	1,072	1,218	1,278
Other commercial and industrial	516	567	623	598	625
Total commercial	181,989	174,652	76,424	33,798	24,233

Commercial real estate:
Residential construction and land development	4,261	4,789	4,409	4,748	9,367
Retail	1,265	1,302	1,319	1,648	3,826
Office	606	629	651	684	2,360
Multifamily	65	250	274	185	195
Industrial	76	76	76	76	76
Other commercial real estate	1,507	2,224	2,272	3,615	4,315
Total commercial real estate	7,780	9,270	9,001	10,956	20,139

Residential mortgage:
Permanent mortgage	27,228	27,497	28,984	30,660	32,187
Permanent mortgage guaranteed by U.S. government agencies	19,741	19,550	21,900	3,885	3,717
Home equity	10,092	10,530	10,356	9,554	10,065
Total residential mortgage	57,061	57,577	61,240	44,099	45,969
Personal	354	331	463	494	550
Total nonaccruing loans	$247,184	$241,830	$147,128	$89,347	$90,891

	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Nonaccruing loans as % of outstanding balance for class:
Commercial:
Energy	5.97%	5.27%	1.98%	0.63%	0.24%
Services	0.33%	0.35%	0.37%	0.40%	0.41%
Wholesale / retail	0.18%	0.25%	0.21%	0.21%	0.27%
Manufacturing	0.05%	0.05%	0.06%	0.06%	0.07%
Healthcare	0.04%	0.05%	0.06%	0.07%	0.08%
Other commercial and industrial	0.10%	0.12%	0.12%	0.12%	0.14%
Total commercial	1.76%	1.70%	0.75%	0.34%	0.25%

Commercial real estate:
Residential construction and land development	2.70%	2.79%	2.75%	3.09%	6.30%
Retail	0.16%	0.16%	0.17%	0.21%	0.56%
Office	0.08%	0.09%	0.10%	0.11%	0.42%
Multifamily	0.01%	0.03%	0.04%	0.02%	0.03%
Industrial	0.01%	0.01%	0.01%	0.01%	0.02%
Other commercial real estate	0.35%	0.56%	0.65%	0.99%	0.99%
Total commercial real estate	0.22%	0.28%	0.28%	0.34%	0.66%

Residential mortgage:
Permanent mortgage	2.81%	2.90%	3.07%	3.27%	3.40%
Permanent mortgage guaranteed by U.S. government agencies	10.24%	9.91%	11.12%	2.02%	1.95%
Home equity	1.40%	1.46%	1.41%	1.29%	1.35%
Total residential mortgage	3.03%	3.08%	3.26%	2.36%	2.44%
Personal	0.06%	0.07%	0.08%	0.11%	0.13%
Total nonaccruing loans	1.51%	1.51%	0.92%	0.58%	0.60%

Ratios:
Allowance for loan losses to nonaccruing loans[1]	106.95%	104.89%	180.09%	238.84%	230.67%
Accruing loans 90 days or more past due[1]	$2,899	$8,019	$1,207	$101	$99

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. Government.

Nonperforming assets totaled $350 million or 2.13 percent of outstanding loans and repossessed assets at June 30, 2016. Nonaccruing loans totaled $247 million, accruing renegotiated residential mortgage loans totaled $79 million and real estate and other repossessed assets totaled $24 million. All accruing renegotiated residential mortgage loans and $20 million of nonaccruing loans are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $679 thousand during the second quarter. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

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

At June 30, 2016, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. Generally, no unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the three and six months ended June 30, 2016 follows in Table 20.

Table 20 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2016
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, March 31, 2016	$241,830	$77,597	$29,896	$349,323
Additions	32,847	10,412	—	43,259
Payments	(11,834)	(510)	—	(12,344)
Charge-offs	(8,845)	—	—	(8,845)
Net gains and write-downs	—	—	127	127
Foreclosure of nonperforming loans	(3,161)	—	3,161	—
Foreclosure of loans guaranteed by U.S. government agencies	(5,034)	(2,123)	—	(7,157)
Proceeds from sales	—	(5,202)	(9,108)	(14,310)
Net transfers to nonaccruing loans	1,381	(1,381)	—	—
Other, net	—	13	(22)	(9)
Balance, June 30, 2016	$247,184	$78,806	$24,054	$350,044

	Six Months Ended
	June 30, 2016
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2015	$147,128	$74,049	$30,731	$251,908
Additions	212,009	23,509	—	235,518
Payments	(66,720)	(1,014)	—	(67,734)
Charge-offs	(32,836)	—	—	(32,836)
Net gains and write-downs	—	—	198	198
Foreclosure of nonperforming loans	(5,372)	—	5,372	—
Foreclosure of loans guaranteed by U.S. government agencies	(8,361)	(4,424)	—	(12,785)
Proceeds from sales	—	(12,106)	(12,225)	(24,331)
Net transfers to nonaccruing loans	1,381	(1,381)	—	—
Return to accrual status	(45)	—	—	(45)
Other, net	—	173	(22)	151
Balance, June 30, 2016	$247,184	$78,806	$24,054	$350,044

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
Commercial

Nonaccruing commercial loans totaled $182 million or 1.76 percent of total commercial loans at June 30, 2016 and $175 million or 1.70 percent of commercial loans at March 31, 2016. There were $23 million in newly identified nonaccruing commercial loans during the quarter, offset by $7.9 million in payments and $7.4 million of charge-offs. Newly identified nonaccruing commercial loans were primarily energy loans.

Nonaccruing commercial loans at June 30, 2016 were primarily composed of $168 million or 5.97 percent of total energy loans, and $9.4 million or 0.33 percent of total services sector loans.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $7.8 million or 0.22 percent of outstanding commercial real estate loans at June 30, 2016, compared to $9.3 million or 0.28 percent of outstanding commercial real estate loans at March 31, 2016. Newly identified nonaccruing commercial real estate loans of $420 thousand were offset by $1.9 million of cash payments received. There were no charge-offs or foreclosures of nonaccruing commercial real estate loans during the second quarter.

Nonaccruing commercial real estate loans were primarily composed of $4.3 million or 2.70 percent of residential construction and land development loans.

Residential Mortgage and Personal

Nonaccruing residential mortgage loans totaled $57 million or 3.03 percent of outstanding residential mortgage loans at June 30, 2016, compared to $58 million or 3.08 percent of outstanding residential mortgage loans at March 31, 2016. Newly identified nonaccruing residential mortgage loans totaled $8.0 million, offset by $2.0 million of payments, $7.6 million of foreclosures and $345 thousand of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $27 million or 2.81 percent of outstanding non-guaranteed permanent residential mortgage loans at June 30, 2016. Nonaccruing home equity loans totaled $10 million or 1.40 percent of total home equity loans.

Payments of accruing residential mortgage loans and personal loans may be delinquent. The composition of residential mortgage loans and personal loans past due but still accruing is included in the following Table 21. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 89 days past due increased $3.8 million in the second quarter to $8.0 million at June 30, 2016. Personal loans past due 30 to 89 days also increased by $187 thousand over March 31, 2016.

Table 21 -- Residential Mortgage and Personal Loans Past Due
(In thousands)

	June 30, 2016		March 31, 2016
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days
Residential mortgage:
Permanent mortgage[1]	$—	$5,922	$—	$1,943
Home equity	20	2,048	—	2,200
Total residential mortgage	$20	$7,970	—	$4,143

Personal	$—	$458	$1	$271

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $24 million at June 30, 2016, a decrease of $5.8 million compared to March 31, 2016. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 22 following.

Table 22 -- Real Estate and Other Repossessed Assets by Collateral Location
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties	$5,066	$487	$—	$805	$1,491	$2,539	$986	$69	$11,443
Developed commercial real estate properties	64	882	2,745	—	702	221	2,790	1,734	9,138
Undeveloped land	265	1,309	—	—	—	306	—	—	1,880
Residential land development properties	50	—	322	—	—	852	2	—	1,226
Other	40	—	—	—	3	324	—	—	367
Total real estate and other repossessed assets	$5,485	$2,678	$3,067	$805	$2,196	$4,242	$3,778	$1,803	$24,054

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for BOKF, NA, the wholly owned subsidiary bank of BOK Financial. Based on the average balances for the second quarter of 2016, approximately 64 percent of our funding was provided by deposit accounts, 21 percent from borrowed funds, and 10 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Table 23 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Commercial Banking	$8,403,408	$8,457,750	$8,549,240	$8,627,281	$8,928,997
Consumer Banking	6,634,362	6,575,893	6,652,104	6,675,990	6,724,188
Wealth Management	4,521,031	4,696,013	4,583,474	4,490,082	4,522,197
Subtotal	19,558,801	19,729,656	19,784,818	19,793,353	20,175,382
Funds Management and other	908,931	896,965	920,632	899,795	918,577
Total	$20,467,732	$20,626,621	$20,705,450	$20,693,148	$21,093,959

Average deposits for the second quarter of 2016 totaled $20.5 billion and represented approximately 64 percent of total liabilities and capital, compared with $20.6 billion and 65 percent of total liabilities and capital for the first quarter of 2016. Average deposits decreased $159 million from the first quarter of 2016. Average interest-bearing transaction accounts decreased by $166 million and average time deposit balances decreased $69 million, partially offset by a $56 million increase in average demand deposits.

Average Commercial Banking deposit balances decreased $54 million compared to the first quarter of 2016, primarily due to $162 million decrease in other commercial and industrial balances and a $46 million decrease in treasury services customer balances, partially offset by a $126 million increase in energy customer balances. Commercial customers continue to retain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. If economic activity were to improve significantly or if short-term interest rates were to increase, deposits may decline as customers deploy funds into projects or shift demand deposits into money market instruments.

Average Consumer Banking deposit balances increased $58 million. Demand deposit balances increased by $93 million, interest-bearing transaction deposits increased by $37 million, partially offset by a $90 million decrease in time deposit balances. Average Wealth Management deposits decreased $175 million compared to the first quarter of 2016 primarily due to a $139 million decrease in interest-bearing transaction account balances and a $57 million decrease in demand deposits, partially offset by a $20 million increase in time deposit balances.

Average time deposits for the second quarter of 2016 included $424 million of brokered deposits, an increase of $62 million over the first quarter of 2016. Average interest-bearing transaction accounts for the second quarter included $562 million of brokered deposits, an increase of $9.4 million over the first quarter of 2016. Changes in average brokered deposits largely affect Funds Management and Other.

The distribution of our period end deposit account balances among principal markets follows in Table 24.

Table 24 -- Period End Deposits by Principal Market Area
(In thousands)

	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Bank of Oklahoma:
Demand	$4,020,181	$3,813,128	$4,133,520	$3,834,145	$4,068,088
Interest-bearing:
Transaction	5,741,302	5,706,067	5,971,819	5,783,258	6,018,381
Savings	247,984	246,122	226,733	225,580	225,694
Time	1,167,271	1,198,022	1,202,274	1,253,137	1,380,566
Total interest-bearing	7,156,557	7,150,211	7,400,826	7,261,975	7,624,641
Total Bank of Oklahoma	11,176,738	10,963,339	11,534,346	11,096,120	11,692,729

Bank of Texas:
Demand	2,677,253	2,571,883	2,627,764	2,689,493	2,565,234
Interest-bearing:
Transaction	2,035,634	2,106,905	2,132,099	1,996,223	2,020,817
Savings	83,862	83,263	77,902	74,674	74,373
Time	516,231	530,657	549,740	554,106	536,844
Total interest-bearing	2,635,727	2,720,825	2,759,741	2,625,003	2,632,034
Total Bank of Texas	5,312,980	5,292,708	5,387,505	5,314,496	5,197,268

Bank of Albuquerque:
Demand	530,853	557,200	487,286	520,785	508,224
Interest-bearing:
Transaction	573,690	560,684	563,723	529,862	537,156
Savings	49,200	47,187	43,672	41,380	41,802
Time	250,068	259,630	267,821	281,426	285,890
Total interest-bearing	872,958	867,501	875,216	852,668	864,848
Total Bank of Albuquerque	1,403,811	1,424,701	1,362,502	1,373,453	1,373,072

Bank of Arkansas:
Demand	30,607	31,318	27,252	25,397	19,731
Interest-bearing:
Transaction	278,335	265,803	202,857	290,728	284,349
Savings	1,853	1,929	1,747	1,573	1,712
Time	18,911	21,035	24,983	26,203	28,220
Total interest-bearing	299,099	288,767	229,587	318,504	314,281
Total Bank of Arkansas	329,706	320,085	256,839	343,901	334,012

Colorado State Bank & Trust:
Demand	528,124	413,506	497,318	430,675	403,491
Interest-bearing:
Transaction	625,240	610,077	616,697	655,206	601,741
Savings	31,509	33,108	31,927	31,398	31,285
Time	254,164	271,475	296,224	320,279	322,432
Total interest-bearing	910,913	914,660	944,848	1,006,883	955,458
Total Colorado State Bank & Trust	1,439,037	1,328,166	1,442,166	1,437,558	1,358,949

	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Bank of Arizona:
Demand	396,837	341,828	326,324	306,425	352,024
Interest-bearing:
Transaction	302,297	313,825	358,556	293,319	298,073
Savings	3,198	3,277	2,893	4,121	2,726
Time	28,681	29,053	29,498	26,750	28,165
Total interest-bearing	334,176	346,155	390,947	324,190	328,964
Total Bank of Arizona	731,013	687,983	717,271	630,615	680,988

Bank of Kansas City:
Demand	240,754	221,812	197,424	234,847	239,609
Interest-bearing:
Transaction	112,371	146,405	153,203	150,253	139,260
Savings	1,656	1,619	1,378	1,570	1,580
Time	11,735	31,502	35,524	36,630	42,262
Total interest-bearing	125,762	179,526	190,105	188,453	183,102
Total Bank of Kansas City	366,516	401,338	387,529	423,300	422,711
Total BOK Financial deposits	$20,759,801	$20,418,320	$21,088,158	$20,619,443	$21,059,729
In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. There were no wholesale federal funds purchased outstanding at June 30, 2016. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $6.0 billion during the quarter, compared to $5.5 billion in the first quarter of 2016.

At June 30, 2016, the estimated unused credit available to the subsidiary bank from collateralized sources was approximately $4.5 billion.

A summary of other borrowings follows in Table 25.

Table 25 -- Borrowed Funds
(In thousands)

		Three Months Ended June 30, 2016				Three Months Ended March 31, 2016
	June 30, 2016	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	March 31, 2016	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	$56,780	$70,682	0.19%	$70,264	$62,755	$112,211	0.27%	$567,103
Repurchase agreements	472,683	611,264	0.05%	663,538	630,101	662,640	0.05%	649,579
Other borrowings:
Federal Home Loan Bank advances	5,800,000	6,046,154	0.55%	6,400,000	5,600,000	5,547,803	0.53%	5,600,000
GNMA repurchase liability	12,769	12,210	4.81%	12,769	15,491	17,594	4.91%	19,520
Other	17,967	17,664	2.44%	17,967	18,371	18,520	2.45%	18,747
Total other borrowings	5,830,736	6,076,028	0.57%		5,633,862	5,583,917	0.56%
Subordinated debentures	371,812	232,795	1.52%	371,812	226,385	226,368	1.26%	226,385
Total Borrowed Funds	$6,732,011	$6,990,769	0.55%		$6,553,103	$6,585,136	0.53%
In 2007, the subsidiary bank issued $250 million of subordinated debt due May 15, 2017 to fund the Worth National Bank and First United Bank acquisitions and fund continued asset growth. Interest on this debt was based on a fixed rate of 5.75 percent through May 14, 2012 which then converted to a floating rate of three-month LIBOR plus 0.69 percent. At June 30, 2016, $227 million of this subordinated debt remains outstanding.
The subsidiary bank also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

On June 27, 2016, the parent company completed the issuance and sale of $150 million of subordinated debt that will mature on June 30, 2056. Interest on this debt bears interest at the rate of 5.375%, payable quarterly. On June 30, 2021, the parent company will have the option to redeem the debt at the principal amount plus accrued interest, subject to regulatory approval.

At June 30, 2016, cash and interest-bearing cash and cash equivalents held by the parent company totaled $373 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary bank. Dividends from the subsidiary bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2016, based upon the most restrictive limitations as well as management's internal capital policy, the subsidiary bank could declare up to $113 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the subsidiary bank could affect its ability to pay dividends to the parent company.

Our equity capital at June 30, 2016 was $3.4 billion, an increase of $46 million over March 31, 2016. Net income less cash dividends paid increased equity $37 million during the second quarter of 2016. Accumulated other comprehensive income increased $25 million primarily related to the change in unrealized gains on available for sale securities due to changes in interest rates. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On October 27, 2015, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of June 30, 2016, a cumulative total of 2,179,243 shares have been repurchased under this authorization. The Company repurchased 305,169 shares under this plan in the second quarter of 2016 at an average price of $58.23 per share.

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

A summary of minimum capital requirements, including capital conservation buffer follows in Table 26. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 26.

Table 26 -- Capital Ratios

	Minimum Capital Requirement[1]	Capital Conservation Buffer[2]	Minimum Capital Requirement Including Capital Conservation Buffer	June 30, 2016	March 31, 2016	June 30, 2015
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.86%	12.00%	13.01%
Tier 1 capital	6.00%	2.50%	8.50%	11.86%	12.00%	13.01%
Total capital	8.00%	2.50%	10.50%	13.51%	13.21%	14.11%
Tier 1 Leverage	4.00%	N/A	4.00%	9.06%	9.12%	9.75%

Average total equity to average assets				10.46%	10.55%	11.10%
Tangible common equity ratio				9.33%	9.34%	9.72%

[1]	Effective January 1, 2015

[2]	Effective January 1, 2016

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

Table 27 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 27 -- Non-GAAP Measure
(Dollars in thousands)

	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Tangible common equity ratio:
Total shareholders' equity	$3,368,833	$3,321,555	$3,230,556	$3,377,226	$3,375,632
Less: Goodwill and intangible assets, net	426,111	428,733	429,370	430,460	431,515
Tangible common equity	2,942,722	2,892,822	2,801,186	2,946,766	2,944,117
Total assets	31,970,450	31,413,945	31,476,128	30,566,905	30,725,563
Less: Goodwill and intangible assets, net	426,111	428,733	429,370	430,460	431,515
Tangible assets	$31,544,339	$30,985,212	$31,046,758	$30,136,445	$30,294,048
Tangible common equity ratio	9.33%	9.34%	9.02%	9.78%	9.72%

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

Table 28 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	June 30,		June 30,
	2016	2015	2016	2015
Anticipated impact over the next twelve months on net interest revenue	$(483)	$(6,605)	$(24,425)	$(18,764)
	(0.06)%	(0.88)%	(3.18)%	(2.49)%

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

Management uses a Value at Risk ("VaR") methodology to measure market risk due to changes in interest rates inherent in its trading activities. VaR is calculated based upon historical simulations over the past five years using a variance/covariance matrix of interest rate changes, a 10 business day holding period and a 99 percent confidence interval. It represents an amount of market loss that is likely to be exceeded in only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VaR to $7.3 million. There were no instances of VaR being exceeded during the six months ended June 30, 2016 and 2015. At June 30, 2016, there were no trading positions for the purposes of enhancing returns on the Company's securities portfolio.

The average, high and low VaR amounts for the three and six months ended June 30, 2016 and June 30, 2015 are as follows in Table 29.

Table 29 -- Trading Value at Risk (VaR)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average	$2,443	$1,623	$2,134	$1,551
High	3,009	2,629	4,130	2,629
Low	1,544	1,041	774	782

The Company also bears interest rate risk by originating residential mortgages held for sale (RMHFS). A variety of methods are used to manage the interest rate risk of mortgage origination activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and revenue sensitivity limits. Interest rate risk from RMHFS is mitigated through forward sale contracts.

Management uses a pre-tax income sensitivity methodology to measure market risk from RMHFS. Pre-tax income sensitivity is calculated using a + / - 50 basis point change in interest rates, a 30 day average fall out rate, and a projected fall out-rate that is statistically modeled and recalibrated using such factors as loan product type, seasonality, region, originator, channel, rate lock terms, rate change scenario, various borrower characteristics. The Company monitors the effectiveness of this model through back-testing, updating the data and regular validations. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the pre-tax income sensitivity to $7 million. There were no instances of pre-tax income sensitivity exceeding the $7 million limit during the three and six months ended June 30, 2016 and 2015.

The average, high and low pre-tax income sensitivity amounts for the three and six months ended June 30, 2016 and June 30, 2015 are as follows.

Table 30 -- RMHFS VaR
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average	$3,890	$3,572	$3,945	$3,043
High	6,858	6,590	6,858	6,590
Low	288	1,315	288	1,315
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
Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about BOK Financial, the financial services industry and the economy in general. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “plans,” “projects,” “will,” “intends,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that BOK Financial’s acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others that BOK Financial has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied, or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to changes in commodity prices, interest rates and interest rate relationships, demand for products and services, the degree of competition by traditional and nontraditional competitors, changes in banking regulations, tax laws, prices, levies and assessments, the impact of technological advances, and trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2016	2015	2016	2015
Loans	$141,560	$133,197	$280,672	$259,893
Residential mortgage loans held for sale	3,508	3,892	6,208	6,841
Trading securities	616	442	1,140	949
Taxable securities	3,069	3,251	6,244	6,577
Tax-exempt securities	1,148	1,315	2,360	2,659
Total investment securities	4,217	4,566	8,604	9,236
Taxable securities	43,345	42,355	88,277	85,460
Tax-exempt securities	527	563	1,062	1,183
Total available for sale securities	43,872	42,918	89,339	86,643
Fair value option securities	2,062	2,320	4,651	4,323
Restricted equity securities	3,863	3,228	8,174	5,825
Interest-bearing cash and cash equivalents	2,569	1,250	5,275	2,672
Total interest revenue	202,267	191,813	404,063	376,382
Interest expense
Deposits	9,997	11,266	20,539	23,371
Borrowed funds	8,780	3,121	16,752	5,694
Subordinated debentures	878	1,695	1,588	3,860
Total interest expense	19,655	16,082	38,879	32,925
Net interest revenue	182,612	175,731	365,184	343,457
Provision for credit losses	20,000	4,000	55,000	4,000
Net interest revenue after provision for credit losses	162,612	171,731	310,184	339,457
Other operating revenue
Brokerage and trading revenue	39,530	36,012	71,871	67,719
Transaction card revenue	34,950	32,778	67,304	63,788
Fiduciary and asset management revenue	34,813	32,712	66,869	64,181
Deposit service charges and fees	22,618	22,328	45,160	44,012
Mortgage banking revenue	38,224	36,846	72,654	76,166
Other revenue	13,352	11,871	25,256	22,672
Total fees and commissions	183,487	172,547	349,114	338,538
Other gains, net	1,307	1,457	2,867	2,212
Gain (loss) on derivatives, net	10,766	(1,032)	17,904	(121)
Gain (loss) on fair value option securities, net	4,279	(8,130)	13,722	(5,483)
Change in fair value of mortgage servicing rights	(16,283)	8,010	(44,271)	(512)
Gain on available for sale securities, net	5,326	3,433	9,290	7,760
Total other-than-temporary impairment losses	—	—	—	(781)
Portion of loss recognized in other comprehensive income	—	—	—	689
Net impairment losses recognized in earnings	—	—	—	(92)
Total other operating revenue	188,882	176,285	348,626	342,302
Other operating expense
Personnel	142,490	132,695	278,333	261,243
Business promotion	6,703	7,765	12,399	13,513
Professional fees and services	14,158	9,560	25,917	19,619
Net occupancy and equipment	19,677	18,927	38,443	37,971
Insurance	7,129	5,116	14,394	10,096
Data processing and communications	32,802	30,655	64,819	60,427
Printing, postage and supplies	3,889	3,553	7,796	7,014
Net losses and operating expenses of repossessed assets	1,588	223	2,658	836
Amortization of intangible assets	2,624	1,090	3,783	2,180
Mortgage banking costs	15,809	8,227	28,188	18,394
Other expense	7,856	9,302	22,895	16,085
Total other operating expense	254,725	227,113	499,625	447,378
Net income before taxes	96,769	120,903	159,185	234,381
Federal and state income taxes	30,497	40,630	51,925	79,014
Net income	66,272	80,273	107,260	155,367
Net income (loss) attributable to non-controlling interests	471	1,043	(1,105)	1,294
Net income attributable to BOK Financial Corporation shareholders	$65,801	$79,230	$108,365	$154,073
Earnings per share:
Basic	$1.00	$1.15	$1.64	$2.23
Diluted	$1.00	$1.15	$1.64	$2.23
Average shares used in computation:
Basic	65,245,887	68,096,341	65,271,214	68,175,327
Diluted	65,302,926	68,210,353	65,317,177	68,277,386
Dividends declared per share	$0.43	$0.42	$0.86	$0.84

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$66,272	$80,273	$107,260	$155,367
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	45,475	(59,516)	166,566	(129)
Reclassification adjustments included in earnings:
Interest revenue, Investments securities, Taxable securities	(43)	(134)	(112)	(313)
Interest expense, Subordinated debentures	—	56	—	121
Net impairment losses recognized in earnings	—	—	—	92
Gain on available for sale securities, net	(5,326)	(3,433)	(9,290)	(7,760)
Other comprehensive income (loss) before income taxes	40,106	(63,027)	157,164	(7,989)
Federal and state income taxes	15,583	(24,516)	61,119	(3,108)
Other comprehensive income (loss), net of income taxes	24,523	(38,511)	96,045	(4,881)
Comprehensive income	90,795	41,762	203,305	150,486
Comprehensive income (loss) attributable to non-controlling interests	471	1,043	(1,105)	1,294
Comprehensive income attributable to BOK Financial Corp. shareholders	$90,324	$40,719	$204,410	$149,192

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2016	Dec. 31, 2015	June 30, 2015
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$498,713	$573,699	$443,577
Interest-bearing cash and cash equivalents	1,907,838	2,069,900	2,119,072
Trading securities	211,622	122,404	158,209
Investment securities (fair value: June 30, 2016 – $599,062; December 31, 2015 – $629,159 ; June 30, 2015 – $642,042)	560,711	597,836	625,664
Available for sale securities	8,830,689	9,042,733	9,000,117
Fair value option securities	263,265	444,217	436,324
Restricted equity securities	319,639	273,684	231,520
Residential mortgage loans held for sale	430,728	308,439	502,571
Loans	16,406,749	15,941,154	15,124,136
Allowance for loan losses	(243,259)	(225,524)	(201,087)
Loans, net of allowance	16,163,490	15,715,630	14,923,049
Premises and equipment, net	315,199	306,490	284,238
Receivables	173,638	163,480	149,629
Goodwill	382,739	385,461	385,454
Intangible assets, net	43,372	43,909	46,061
Mortgage servicing rights	190,747	218,605	198,694
Real estate and other repossessed assets, net of allowance (June 30, 2016 – $9,448; December 31, 2015 – $12,622; June 30, 2015 – $17,296)	24,054	30,731	35,499
Derivative contracts, net	883,673	586,270	630,435
Cash surrender value of bank-owned life insurance	307,860	303,335	298,606
Receivable on unsettled securities sales	142,820	40,193	8,693
Other assets	319,653	249,112	248,151
Total assets	$31,970,450	$31,476,128	$30,725,563

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$8,424,609	$8,296,888	$8,156,401
Interest-bearing deposits:
Transaction	9,668,869	9,998,954	9,899,777
Savings	419,262	386,252	379,172
Time	2,247,061	2,406,064	2,624,379
Total deposits	20,759,801	21,088,158	21,059,729
Funds purchased	56,780	491,192	64,677
Repurchase agreements	472,683	722,444	712,033
Other borrowings	5,830,736	4,837,879	4,332,162
Subordinated debentures	371,812	226,350	226,278
Accrued interest, taxes and expense	197,742	119,584	124,568
Derivative contracts, net	719,159	581,701	620,277
Due on unsettled securities purchases	11,757	16,897	37,571
Other liabilities	147,242	124,284	135,435
Total liabilities	28,567,712	28,208,489	27,312,730
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2016 – 74,817,155; December 31, 2015 – 74,530,364; June 30, 2015 – 74,428,730)	4	4	4
Capital surplus	990,106	982,009	970,054
Retained earnings	2,755,766	2,704,121	2,627,250
Treasury stock (shares at cost: June 30, 2016 – 8,950,838 ; December 31, 2015 – 8,636,332; June 30, 2015 – 5,483,591)	(494,675)	(477,165)	(273,468)
Accumulated other comprehensive income	117,632	21,587	51,792
Total shareholders’ equity	3,368,833	3,230,556	3,375,632
Non-controlling interests	33,905	37,083	37,201
Total equity	3,402,738	3,267,639	3,412,833
Total liabilities and equity	$31,970,450	$31,476,128	$30,725,563

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, Dec. 31, 2014	74,004	$4	$954,644	$2,530,837	4,890	$(239,979)	$56,673	$3,302,179	$34,027	$3,336,206
Net income	—	—	—	154,073	—	—	—	154,073	1,294	155,367
Other comprehensive loss	—	—	—	—	—	—	(4,881)	(4,881)	—	(4,881)
Repurchase of common stock	—	—	—	—	502	(29,484)	—	(29,484)	—	(29,484)
Issuance of shares for equity compensation	425	—	9,744	—	91	(4,005)	—	5,739	—	5,739
Tax effect from equity compensation, net	—	—	744	—	—	—	—	744	—	744
Share-based compensation	—	—	4,922	—	—	—	—	4,922	—	4,922
Cash dividends on common stock	—	—	—	(57,660)	—	—	—	(57,660)	—	(57,660)
Sale of non-controlling interest	—	—	—	—	—	—	—	—	5,500	5,500
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(3,620)	(3,620)

Balance, June 30, 2015	74,429	$4	$970,054	$2,627,250	5,483	$(273,468)	$51,792	$3,375,632	$37,201	$3,412,833

Balance, Dec. 31, 2015	74,530	$4	$982,009	$2,704,121	8,636	$(477,165)	$21,587	$3,230,556	$37,083	$3,267,639
Net income (loss)	—	—	—	108,365	—	—	—	108,365	(1,105)	107,260
Other comprehensive income	—	—	—	—	—	—	96,045	96,045	—	96,045
Repurchase of common stock	—	—	—	—	305	(17,770)	—	(17,770)	—	(17,770)
Issuance of shares for equity compensation	287	—	2,016	—	10	260	—	2,276	—	2,276
Tax effect from equity compensation, net	—	—	351	—	—	—	—	351	—	351
Share-based compensation	—	—	5,730	—	—	—	—	5,730	—	5,730
Cash dividends on common stock	—	—	—	(56,720)	—	—	—	(56,720)	—	(56,720)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,073)	(2,073)

Balance, June 30, 2016	74,817	$4	$990,106	$2,755,766	8,951	$(494,675)	$117,632	$3,368,833	$33,905	$3,402,738

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$107,260	$155,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	55,000	4,000
Change in fair value of mortgage servicing rights	44,271	512
Net unrealized gains from derivative contracts	(15,459)	(982)
Tax effect from equity compensation, net	(351)	(744)
Change in bank-owned life insurance	(4,515)	(4,596)
Share-based compensation	5,730	4,922
Depreciation and amortization	41,474	33,753
Net amortization of securities discounts and premiums	21,814	29,341
Net realized gains on financial instruments and other net gains	(9,787)	(12,483)
Net gain on mortgage loans held for sale	(37,151)	(39,192)
Mortgage loans originated for sale	(3,062,859)	(3,393,246)
Proceeds from sale of mortgage loans held for sale	2,981,973	3,244,010
Capitalized mortgage servicing rights	(34,355)	(42,382)
Change in trading and fair value option securities	90,484	(95,757)
Change in receivables	(9,698)	11,610
Change in other assets	(225)	(7,749)
Change in accrued interest, taxes and expense	20,299	2,644
Change in other liabilities	(8,854)	21,943
Net cash provided by (used in) operating activities	185,051	(89,029)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	52,463	32,786
Proceeds from maturities or redemptions of available for sale securities	721,432	954,893
Purchases of investment securities	(18,599)	(9,584)
Purchases of available for sale securities	(1,155,261)	(1,711,619)
Proceeds from sales of available for sale securities	795,140	713,660
Change in amount receivable on unsettled securities transactions	(102,627)	65,566
Loans originated, net of principal collected	(481,085)	(890,180)
Net payments on derivative asset contracts	(204,041)	(174,475)
Acquisitions, net of cash acquired	(7,700)	(18,064)
Proceeds from disposition of assets	78,629	102,736
Purchases of assets	(107,241)	(144,454)
Net cash used in investing activities	(428,890)	(1,078,735)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(169,354)	(96,793)
Net change in time deposits	(159,003)	15,663
Net change in other borrowed funds	259,359	1,675,859
Repayment of subordinated debentures	—	(121,810)
Issuance of subordinated debentures	145,390	—
Net proceeds on derivative liability contracts	196,225	157,498
Net change in derivative margin accounts	(188,823)	(47,716)
Change in amount due on unsettled security transactions	(5,140)	(252,969)
Issuance of common and treasury stock, net	2,276	5,739
Tax effect from equity compensation, net	351	744
Sale of non-controlling interests	—	5,500
Repurchase of common stock	(17,770)	(29,484)
Dividends paid	(56,720)	(57,660)
Net cash provided by financing activities	6,791	1,254,571
Net increase (decrease) in cash and cash equivalents	(237,048)	86,807
Cash and cash equivalents at beginning of period	2,643,599	2,475,842
Cash and cash equivalents at end of period	$2,406,551	$2,562,649

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

Supplemental Cash Flow Information:
Cash paid for interest	$40,213	$34,116
Cash paid for taxes	$14,671	$51,699
Net loans and bank premises transferred to repossessed real estate and other assets	$5,372	$4,262
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$49,325	$52,569
Conveyance of other real estate owned guaranteed by U.S. government agencies	$29,512	$80,048
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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOK Financial Securities, Inc., The Milestone Group, Inc. and Cavanal Hill Investment Management Inc. Operating divisions of the Bank include Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Oklahoma, Bank of Texas, Colorado State Bank and Trust, Bank of Kansas City, BOK Financial Mortgage and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial’s 2015 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2015 have been derived from the audited financial statements included in BOK Financial’s 2015 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

FASB Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12")

On May 9, 2016, the FASB issued ASU 2016-12, which amends certain aspects of the Board's new revenue standard, ASU 2014-09. The amendments clarify information regarding collectibility, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition, and transition disclosures. ASU 2016-12 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact the adoption of ASU 2016-12 will have on the Company's financial statements along with ASU 2014-09.

FASB Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16")

On November 3, 2014, the FASB issued ASU 2014-16 to eliminate the use of different methods and reduce diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument. The entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. For public business entities, the ASU was effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Adoption of ASU 2014-16 did not have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02")

On February 18, 2015, the FASB issued ASU 2015-02 to address concerns that current U.S. GAAP may require a reporting entity to consolidate another legal entity where the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. The amendments affect limited partnerships and similar legal entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds. The ASU was effective for periods beginning after December 15, 2015 for public companies. Adoption of ASU 2015-02 did not have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07")

On May 1, 2015, the FASB issued ASU 2015-07 to gain consistency within the categorization of the fair value hierarchy. The update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The ASU was effective for the Company for interim and annual periods beginning after December 15, 2015 and should be applied retrospectively to all periods presented. Adoption of ASU 2015-07 did not have a material impact on the Company's consolidated financial statements.

FASB Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01")

On January 5, 2016, the FASB issued ASU 2016-01 over the recognition and measurement of financial assets and liabilities. The update requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the exit price notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the fair value option has been elected, requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2017. Upon adoption, unrealized gains and losses from equity securities will be reclassified from other comprehensive income to retained earnings. At June 30, 2016, the Company had $2.4 million of unrealized gains included in accumulated other comprehensive income.

FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02")

On February 25, 2016, the FASB issued ASU 2016-02 to increase transparency and comparability by recognizing lease assets and liabilities on the balance and disclosing key information about leasing arrangements. The final guidance requires lessees to put most leases on their balance sheets and may affect the presentation and timing of expense recognition, eliminates the current real estate-specific provisions, modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application of the amendments is permitted. The Company is evaluating the impact the adoption of ASU 2016-02 will have on the Company's financial statements.

FASB Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05")

On March 10, 2016, the FASB issued ASU 2016-05 which clarifies that "a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument" or "a change in a critical term of the hedging relationship." If all other hedge accounting criteria in ASC 815 are met, a hedging relationship where the hedging derivative instrument is novated would not be discontinued or need to be redesignated. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity would apply the guidance prospectively unless modified retrospective transition is elected. Early adoption is permitted. Adoption of ASU 2016-05 is not expected to have a material impact on the Company's financial statements.

FASB Accounting Standards Update No. 2016-07, Investments - Equity Method and Joint Ventures ("ASU 2016-07")

On March 15, 2016, the FASB issued ASU 2016-07 to simplify the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as result of an increase in the level of ownership interest or degree of influence. The ASU also requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available for sale security that becomes eligible for the equity method be recognized in earnings as of the date the investment qualifies for the equity method. The ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Adoption of ASU 2016-07 is not expected to have a material impact on the Company's financial statements.

FASB Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09")

On March 30, 2016, the FASB issued ASU 2016-09 to simplify multiple aspects of accounting for employee share-based payment transactions including accounting income taxes, forfeitures, and statutory tax withholding requirements. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Implementation of ASU 2016-09 will add volatility to tax expense as stock prices change; however, we expect the impact to be insignificant.

FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Assets Measured at Amortized Cost ("ASU 2016-13")

On June 16, 2016, the FASB issued ASU 2016-13 in order to provide more timely recording of credit losses on loans and other financial instruments. The ASU adds an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected credit losses rather than incurred credit losses. It requires an organization to measure all expected credit losses for financial assets carried at amortized cost at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for the Company for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. ASU 2016-13 will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact the adoption of ASU 2016-13 will have on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	June 30, 2016		December 31, 2015		June 30, 2015
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$18,909	$(8)	$61,295	$(71)	$40,212	$(28)
U.S. government agency residential mortgage-backed securities	122,306	363	10,989	17	23,090	181
Municipal and other tax-exempt securities	52,721	262	31,901	210	62,801	(41)
Other trading securities	17,686	169	18,219	(16)	32,106	47
Total trading securities	$211,622	$786	$122,404	$140	$158,209	$159
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2016
	Amortized	Carrying	Fair	Gross Unrealized[1]
	Cost	Value	Value	Gain	Loss
Municipal and other tax-exempt	$334,551	$334,551	$340,700	$6,234	$(85)
U.S. government agency residential mortgage-backed securities – Other	23,750	23,750	25,233	1,483	—
Other debt securities	202,410	202,410	233,129	30,723	(4)
Total investment securities	$560,711	$560,711	$599,062	$38,440	$(89)

[1]	Gross unrealized gains and losses are not recognized in Accumulated Other Comprehensive Income "AOCI" in the Consolidated Balance Sheets.

	December 31, 2015
	Amortized	Carrying	Fair	Gross Unrealized[1]
	Cost	Value	Value	Gain	Loss
Municipal and other tax-exempt	$365,258	$365,258	$368,910	$3,935	$(283)
U.S. government agency residential mortgage-backed securities – Other	26,721	26,833	27,874	1,063	(22)
Other debt securities	205,745	205,745	232,375	26,689	(59)
Total investment securities	$597,724	$597,836	$629,159	$31,687	$(364)

[1]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	June 30, 2015
	Amortized	Carrying	Fair	Gross Unrealized[1]
	Cost	Value	Value	Gain	Loss
Municipal and other tax-exempt	$389,824	$389,824	$392,367	$3,158	$(615)
U.S. government agency residential mortgage-backed securities – Other	30,565	30,867	32,133	1,276	(10)
Other debt securities	204,973	204,973	217,542	14,017	(1,448)
Total investment securities	$625,362	$625,664	$642,042	$18,451	$(2,073)

[1]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.
The amortized cost and fair values of investment securities at June 30, 2016, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$74,024	$216,810	$9,178	$34,539	$334,551	3.02
Fair value	74,119	218,972	9,469	38,140	340,700
Nominal yield¹	1.47%	1.95%	3.18%	5.70%	2.27%
Other debt securities:
Carrying value	13,055	43,730	125,949	19,676	202,410	6.95
Fair value	13,264	47,596	150,198	22,071	233,129
Nominal yield	3.99%	4.80%	5.88%	4.82%	5.36%
Total fixed maturity securities:
Carrying value	$87,079	$260,540	$135,127	$54,215	$536,961	4.48
Fair value	87,383	266,568	159,667	60,211	573,829
Nominal yield	1.84%	2.43%	5.70%	5.38%	3.44%
Residential mortgage-backed securities:
Carrying value					$23,750	³
Fair value					25,233
Nominal yield[4]					2.75%
Total investment securities:
Carrying value					$560,711
Fair value					599,062
Nominal yield					3.41%

[1]	Calculated on a taxable equivalent basis using a 39 percent effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 3.9 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2016
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,004	$4	$—	$—
Municipal and other tax-exempt	50,170	50,262	805	(713)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	2,908,698	2,988,974	80,549	(273)	—
FHLMC	1,746,661	1,785,332	38,869	(198)	—
GNMA	921,928	925,962	4,646	(612)	—
Other	—	—	—	—	—
Total U.S. government agencies	5,577,287	5,700,268	124,064	(1,083)	—
Private issue:
Alt-A loans	49,522	54,536	5,461	—	(447)
Jumbo-A loans	65,787	71,777	6,355	(36)	(329)
Total private issue	115,309	126,313	11,816	(36)	(776)
Total residential mortgage-backed securities	5,692,596	5,826,581	135,880	(1,119)	(776)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,854,306	2,911,946	57,762	(122)	—
Other debt securities	4,400	4,151	—	(249)	—
Perpetual preferred stock	15,562	17,931	2,369	—	—
Equity securities and mutual funds	17,270	18,814	1,558	(14)	—
Total available for sale securities	$8,635,304	$8,830,689	$198,378	$(2,217)	$(776)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2015
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$995	$—	$(5)	$—
Municipal and other tax-exempt	56,681	56,817	873	(737)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,156,214	3,187,215	41,502	(10,501)	—
FHLMC	1,940,915	1,949,335	14,727	(6,307)	—
GNMA	763,967	761,801	2,385	(4,551)	—
Other	—	—	—	—	—
Total U.S. government agencies	5,861,096	5,898,351	58,614	(21,359)	—
Private issue:
Alt-A loans	56,387	62,574	6,574	—	(387)
Jumbo-A loans	71,724	76,544	5,260	—	(440)
Total private issue	128,111	139,118	11,834	—	(827)
Total residential mortgage-backed securities	5,989,207	6,037,469	70,448	(21,359)	(827)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,919,044	2,905,796	5,396	(18,644)	—
Other debt securities	4,400	4,151	—	(249)	—
Perpetual preferred stock	17,171	19,672	2,501	—	—
Equity securities and mutual funds	17,121	17,833	752	(40)	—
Total available for sale securities	$9,004,624	$9,042,733	$79,970	$(41,034)	$(827)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	June 30, 2015
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,000	$—	$—	$—
Municipal and other tax-exempt	61,341	61,624	1,028	(745)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,558,224	3,609,273	57,269	(6,220)	—
FHLMC	1,929,685	1,954,917	27,594	(2,362)	—
GNMA	768,342	770,739	4,928	(2,531)	—
Other	4,224	4,520	296	—	—
Total U.S. government agencies	6,260,475	6,339,449	90,087	(11,113)	—
Private issue:
Alt-A loans	61,486	67,711	6,692	—	(467)
Jumbo-A loans	80,968	86,439	5,843	—	(372)
Total private issue	142,454	154,150	12,535	—	(839)
Total residential mortgage-backed securities	6,402,929	6,493,599	102,622	(11,113)	(839)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,405,480	2,401,364	7,988	(12,104)	—
Other debt securities	4,400	4,150	—	(250)	—
Perpetual preferred stock	17,171	19,648	2,477	—	—
Equity securities and mutual funds	18,638	18,732	840	(746)	—
Total available for sale securities	$8,910,959	$9,000,117	$114,955	$(24,958)	$(839)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at June 30, 2016, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$—	$1,000	$—	$—		$1,000	1.55
Fair value	—	1,004	—	—		1,004
Nominal yield	—%	0.87%	—%	—%		0.87%
Municipal and other tax-exempt:
Amortized cost	$9,693	$16,270	$2,806	$21,401		$50,170	8.43
Fair value	9,781	16,636	2,867	20,978		50,262
Nominal yield¹	4.51%	4.11%	3.70%	2.01%	[6]	3.27%
Commercial mortgage-backed securities:
Amortized cost	$—	$904,982	$1,760,882	$188,442		$2,854,306	6.91
Fair value	—	919,153	1,802,497	190,296		2,911,946
Nominal yield	—%	1.66%	1.87%	1.50%		1.78%
Other debt securities:
Amortized cost	$—	$—	$—	$4,400		$4,400	31.16
Fair value	—	—	—	4,151		4,151
Nominal yield	—%	—%	—%	1.71%	[6]	—%
Total fixed maturity securities:
Amortized cost	$9,693	$922,252	$1,763,688	$214,243		$2,909,876	6.97
Fair value	9,781	936,793	1,805,364	215,425		2,967,363
Nominal yield	4.51%	1.71%	1.87%	1.55%		1.80%
Residential mortgage-backed securities:
Amortized cost						$5,692,596	[2]
Fair value						5,826,581
Nominal yield[4]						1.90%
Equity securities and mutual funds:
Amortized cost						$32,832	³
Fair value						36,745
Nominal yield						—%
Total available-for-sale securities:
Amortized cost						$8,635,304
Fair value						8,830,689
Nominal yield						1.86%

[1]	Calculated on a taxable equivalent basis using a 39 percent effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.3 years years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds	$325,758	$378,835	$795,140	$713,660
Gross realized gains	5,326	4,840	9,290	9,740
Gross realized losses	—	(1,407)	—	(1,980)
Related federal and state income tax expense	2,072	1,335	3,614	3,018

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	June 30, 2016	Dec. 31, 2015	June 30, 2015
Investment:
Carrying value	$287,166	$231,033	$58,875
Fair value	293,625	234,382	60,645

Available for sale:
Amortized cost	7,502,361	6,831,743	6,035,423
Fair value	7,657,916	6,849,524	6,089,438

The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of June 30, 2016
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	19	$11,915	$20	$4,378	$65	$16,293	$85
U.S. government agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	1	—	—	858	4	858	4
Total investment securities	20	$11,915	$20	$5,236	$69	$17,151	$89

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	17	$375	$—	$10,289	$713	$10,664	$713
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4	97,910	267	15,401	6	113,311	273
FHLMC	1	—	—	22,338	198	22,338	198
GNMA	11	349,631	612	—	—	349,631	612
Total U.S. government agencies	16	447,541	879	37,739	204	485,280	1,083
Private issue[1]:
Alt-A loans	5	8,513	241	8,291	206	16,804	447
Jumbo-A loans	9	7,076	36	7,877	329	14,953	365
Total private issue	14	15,589	277	16,168	535	31,757	812
Total residential mortgage-backed securities	30	463,130	1,156	53,907	739	517,037	1,895
Commercial mortgage-backed securities guaranteed by U.S. government agencies	11	103,955	37	65,857	85	169,812	122
Other debt securities	2	—	—	4,151	249	4,151	249
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	30	—	—	889	14	889	14
Total available for sale securities	90	$567,460	$1,193	$135,093	$1,800	$702,553	$2,993

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of December 31, 2015
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	73	$127,319	$207	$13,380	$77	$140,699	$284
U.S. government agency residential mortgage-backed securities – Other	1	5,533	22	—	—	5,533	22
Other debt securities	11	1,082	41	1,715	18	2,797	59
Total investment securities	85	$133,934	$270	$15,095	$95	$149,029	$365

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$995	$5	$—	$—	$995	$5
Municipal and other tax-exempt	20	$9,909	$27	$11,664	$710	$21,573	$737
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	55	1,188,022	10,262	18,236	239	1,206,258	10,501
FHLMC	40	726,713	4,827	77,545	1,480	804,258	6,307
GNMA	15	364,919	1,951	102,109	2,600	467,028	4,551
Total U.S. government agencies	110	2,279,654	17,040	197,890	4,319	2,477,544	21,359
Private issue[1]:
Alt-A loans	4	—	—	9,264	387	9,264	387
Jumbo-A loans	8	—	—	8,482	440	8,482	440
Total private issue	12	—	—	17,746	827	17,746	827
Total residential mortgage-backed securities	122	2,279,654	17,040	215,636	5,146	2,495,290	22,186
Commercial mortgage-backed securities guaranteed by U.S. government agencies	213	1,582,469	11,419	484,258	7,225	2,066,727	18,644
Other debt securities	2	—	—	4,151	249	4,151	249
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	61	782	5	991	35	1,773	40
Total available for sale securities	419	$3,873,809	$28,496	$716,700	$13,365	$4,590,509	$41,861

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of June 30, 2015
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	79	$102,223	$351	$50,991	$264	$153,214	$615
U.S. government agency residential mortgage-backed securities – Other	1	6,491	10	—	—	6,491	10
Other debt securities	110	31,875	1,407	2,458	41	34,333	1,448
Total investment securities	190	$140,589	$1,768	$53,449	$305	$194,038	$2,073

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt[1]	20	$9,855	$41	$11,688	$704	$21,543	$745
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	29	601,863	4,327	118,269	1,893	720,132	6,220
FHLMC	13	121,217	795	117,408	1,567	238,625	2,362
GNMA	6	66,131	50	115,103	2,481	181,234	2,531
Total U.S. government agencies	48	789,211	5,172	350,780	5,941	1,139,991	11,113
Private issue[1]:
Alt-A loans	4	10,244	467	—	—	10,244	467
Jumbo-A loans	11	7,542	18	9,310	354	16,852	372
Total private issue	15	17,786	485	9,310	354	27,096	839
Total residential mortgage-backed securities	63	806,997	5,657	360,090	6,295	1,167,087	11,952
Commercial mortgage-backed securities guaranteed by U.S. government agencies	128	712,973	3,848	791,108	8,256	1,504,081	12,104
Other debt securities	2	—	—	4,149	250	4,149	250
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	51	4,706	714	994	32	5,700	746
Total available for sale securities	264	$1,534,531	$10,260	$1,168,029	$15,537	$2,702,560	$25,797

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity investments and available for sale securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of June 30, 2016, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at June 30, 2016.

At June 30, 2016, the composition of the Company’s investment and available for sale securities portfolios by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment:
Municipal and other tax-exempt	$211,530	$213,727	$6,696	$6,789	$—	$—	$116,325	$120,184	$334,551	$340,700
U.S. government agency residential mortgage-backed securities 1	—	—	—	—	—	—	23,750	25,233	23,750	25,233
Other debt securities	140,184	166,203	—	—	—	—	62,226	66,926	202,410	233,129
Total investment securities	$351,714	$379,930	$6,696	$6,789	$—	$—	$202,301	$212,343	$560,711	$599,062

	AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—	$1,000	$1,004	$1,000	$1,004
Municipal and other tax-exempt	27,841	28,404	9,621	9,025	—	—	12,708	12,833	50,170	50,262
U.S. government agency residential mortgage-backed securities 1	—	—	—	—	—	—	5,577,287	5,700,268	5,577,287	5,700,268
Privately issued residential mortgage-backed securities	—	—	—	—	115,309	126,313	—	—	115,309	126,313
Commercial mortgage-backed securities guaranteed by U.S. government agencies	—	—	—	—	—	—	2,854,306	2,911,946	2,854,306	2,911,946
Other debt securities	4,400	4,151	—	—	—	—	—	—	4,400	4,151
Perpetual preferred stock	—	—	4,796	5,543	10,766	12,388	—	—	15,562	17,931
Equity securities and mutual funds	4	492	—	—	—	—	17,266	18,322	17,270	18,814
Total available for sale securities	$32,245	$33,047	$14,417	$14,568	$126,075	$138,701	$8,462,567	$8,644,373	$8,635,304	$8,830,689

[1]
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At June 30, 2016, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade by the nationally-recognized rating agencies. The gross unrealized loss on these securities totaled $812 thousand. Impairment of securities rated below investment grade was evaluated based on projections of estimated cash flows from individual loans underlying each security using current and anticipated unemployment and default rates, changes in housing prices and estimated liquidation costs at foreclosure. Each factor is considered in the evaluation.

The primary assumptions used in this evaluation were:

	June 30, 2016	Dec. 31, 2015	June 30, 2015

Unemployment rate	Moving down to 4.7 percent over the next 12 months and remain at 4.7 percent thereafter.	Decreasing to 4.8 percent over the next 12 months and remain at 4.8 percent thereafter.	Held constant at 5.6 percent over the next 12 months and remain at 5.6 percent thereafter.
Housing price appreciation/depreciation
Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 3.5 percent over the next 12 months, then flat for the following 12 months and then appreciating at 2 percent per year thereafter.

Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 3.5 percent over the next 12 months, then flat for the following 12 months and then appreciating at 2 percent per year thereafter.

Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 3.2 percent over the next 12 months, then flat for the following 12 months and then appreciating at 2 percent per year thereafter.

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

Credit loss impairment is recorded as a charge to earnings. Additional impairment based on the difference between the total unrealized loss and the estimated credit loss on these securities is charged against other comprehensive income, net of deferred taxes. No credit loss impairments were recognized in earnings on privately issued residential mortgage-backed securities during the three months ended June 30, 2016.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment), fair value and credit loss impairments recognized on our privately issued residential mortgage-backed securities is as follows (in thousands, except for number of securities):

				Credit Losses Recognized
				Three months ended
				June 30, 2016		Life-to-date
	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
Alt-A	14	$49,522	$54,536	—	$—	14	$36,284
Jumbo-A	30	65,787	71,777	—	—	29	18,220
Total	44	$115,309	$126,313	—	$—	43	$54,504

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on the liquidity needs, asset/liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery in fair value. Accordingly, all impairment of equity securities was considered temporary at June 30, 2016.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance of credit-related OTTI recognized on available for sale debt securities, beginning of period	$54,504	$54,439	$54,504	$54,347
Additions for credit-related OTTI not previously recognized	—	—	—	—
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	—	—	—	92
Reductions for change in intent to hold before recovery	—	—	—	—
Sales	—	—	—	—
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$54,504	$54,439	$54,504	$54,439

Additions above exclude other-than-temporary impairment recorded due to change in intent to hold before recovery.
Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain U.S. Treasury securities, residential mortgage-backed securities issued by U.S. government agencies and derivative contracts are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	June 30, 2016		Dec. 31, 2015		June 30, 2015
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency residential mortgage-backed securities	$237,959	$4,476	$444,217	$(2,060)	$436,324	$(3,859)
U.S. Treasury	25,306	(43)	—	—	—	—
Total	$263,265	$4,433	$444,217	$(2,060)	$436,324	$(3,859)

Restricted Equity Securities

Restricted equity securities primarily include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks. Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares are restricted and lacks a market. A summary of restricted equity securities follows (in thousands):

	June 30, 2016	Dec. 31, 2015	June 30, 2015
Federal Reserve stock	$36,283	$36,148	$35,148
Federal Home Loan Bank stock	283,155	237,365	196,201
Other	201	171	171
Total	$319,639	$273,684	$231,520

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

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contracts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of June 30, 2016, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $18 million.

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

Interest Rate Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights. As of June 30, 2016, derivative contracts under the interest rate risk management program were primarily used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

As discussed in Note 6, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 6 for additional discussion of notional, fair value and impact on earnings of these contracts.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2016 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$18,774,134	$183,118	$(67,383)	$115,735	$—	$115,735
Interest rate swaps	1,299,985	54,978	—	54,978	(1,100)	53,878
Energy contracts	757,669	59,103	(33,996)	25,107	(155)	24,952
Agricultural contracts	50,848	2,488	(1,609)	879	(37)	842
Foreign exchange contracts	701,436	675,804	—	675,804	(5,054)	670,750
Equity option contracts	116,901	4,236	—	4,236	(478)	3,758
Total customer risk management programs	21,700,973	979,727	(102,988)	876,739	(6,824)	869,915
Interest rate risk management programs	1,337,000	13,758	—	13,758	—	13,758
Total derivative contracts	$23,037,973	$993,485	$(102,988)	$890,497	$(6,824)	$883,673

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$18,662,334	$179,443	$(67,383)	$112,060	$(103,724)	$8,336
Interest rate swaps	1,299,985	55,404	—	55,404	(32,597)	22,807
Energy contracts	734,538	58,033	(33,996)	24,037	(11,784)	12,253
Agricultural contracts	50,843	2,476	(1,609)	867	—	867
Foreign exchange contracts	701,219	675,383	—	675,383	(4,723)	670,660
Equity option contracts	116,901	4,236	—	4,236	—	4,236
Total customer risk management programs	21,565,820	974,975	(102,988)	871,987	(152,828)	719,159
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$21,565,820	$974,975	$(102,988)	$871,987	$(152,828)	$719,159

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2015 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$17,412,925	$116,138	$(42,003)	$74,135	$—	$74,135
Interest rate swaps	1,282,503	33,311	—	33,311	(70)	33,241
Energy contracts	711,123	82,871	(42,115)	40,756	(20,122)	20,634
Agricultural contracts	66,430	1,367	(724)	643	—	643
Foreign exchange contracts	574,049	495,952	—	495,952	(1,100)	494,852
Equity option contracts	168,122	6,993	—	6,993	(63)	6,930
Total customer risk management programs	20,215,152	736,632	(84,842)	651,790	(21,355)	630,435
Interest rate risk management programs	—	—	—	—	—	—
Total derivative contracts	$20,215,152	$736,632	$(84,842)	$651,790	$(21,355)	$630,435

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$17,863,884	$112,166	$(42,003)	$70,163	$—	$70,163
Interest rate swaps	1,282,503	33,471	—	33,471	(17,889)	15,582
Energy contracts	676,214	78,044	(42,115)	35,929	—	35,929
Agricultural contracts	66,433	1,355	(724)	631	(475)	156
Foreign exchange contracts	573,403	495,320	—	495,320	(4,826)	490,494
Equity option contracts	168,122	6,993	—	6,993	—	6,993
Total customer risk management programs	20,630,559	727,349	(84,842)	642,507	(23,190)	619,317
Interest rate risk management programs	52,000	960	—	960	—	960
Total derivative contracts	$20,682,559	$728,309	$(84,842)	$643,467	$(23,190)	$620,277

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	June 30, 2016		June 30, 2015
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$9,862	$—	$9,778	$—
Interest rate swaps	723	—	611	—
Energy contracts	2,749	—	1,026	—
Agricultural contracts	32	—	30	—
Foreign exchange contracts	134	—	221	—
Equity option contracts	—	—	—	—
Total customer risk management programs	13,500	—	11,666	—
Interest rate risk management programs	(9)	10,766	—	(1,032)
Total derivative contracts	$13,491	$10,766	$11,666	$(1,032)

	Six Months Ended
	June 30, 2016		June 30, 2015
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$17,302	$—	$18,028	$—
Interest rate swaps	1,048	—	1,084	—
Energy contracts	3,445	—	2,367	—
Agricultural contracts	61	—	42	—
Foreign exchange contracts	512	—	466	—
Equity option contracts	—	—	—	—
Total customer risk management programs	22,368	—	21,987	—
Interest rate risk management programs	(9)	17,904	—	(121)
Total derivative contracts	$22,359	$17,904	$21,987	$(121)
Net interest revenue was not significantly impacted by the settlement of amounts receivable or payable on interest rate swaps for the six months ended June 30, 2016 and 2015, respectively.

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

Loans to borrowers experiencing financial difficulties may be modified in troubled debt restructurings ("TDRs"). All TDRs are classified as nonaccruing, excluding loans guaranteed by U.S. government agencies. Modifications generally consist of extension of payment terms or interest rate concessions and may result either voluntarily through negotiations with the borrower or involuntarily through court order. Generally, principal and accrued but unpaid interest is not voluntarily forgiven.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2016				December 31, 2015
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,994,415	$8,180,033	$181,989	$10,356,437	$1,850,548	$8,325,559	$76,424	$10,252,531
Commercial real estate	612,822	2,961,364	7,780	3,581,966	627,678	2,622,354	9,001	3,259,033
Residential mortgage	1,586,116	237,746	57,061	1,880,923	1,598,992	216,661	61,240	1,876,893
Personal	109,447	477,622	354	587,423	91,816	460,418	463	552,697
Total	$4,302,800	$11,856,765	$247,184	$16,406,749	$4,169,034	$11,624,992	$147,128	$15,941,154
Accruing loans past due (90 days)[1]				$2,899				$1,207

	June 30, 2015
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,730,675	$8,020,813	$24,233	$9,775,721
Commercial real estate	715,062	2,298,296	20,139	3,033,497
Residential mortgage	1,639,773	198,986	45,969	1,884,728
Personal	100,028	329,612	550	430,190
Total	$4,185,538	$10,847,707	$90,891	$15,124,136
Accruing loans past due (90 days)[1]				$99

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At June 30, 2016, $5.3 billion or 32 percent of our total loan portfolio is to businesses and individuals attributed to the Texas market and $3.8 billion or 23 percent of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At June 30, 2016, commercial loans attributed to the Texas market totaled $3.4 billion or 33 percent of the commercial loan portfolio segment and commercial loans attributed to the Oklahoma market totaled $2.4 billion or 23 percent of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.8 billion or 17 percent of total loans at June 30, 2016, including $2.2 billion of outstanding loans to energy producers. Approximately 60 percent of committed production loans are secured by properties primarily producing oil and 40 percent are secured by properties producing natural gas. The services loan class totaled $2.8 billion or 17 percent of total loans at June 30, 2016. Approximately $1.3 billion of loans in the services category consist of loans with individual balances of less than $10 million. Businesses included in the services class include governmental, finance and insurance, not-for-profit, educational services and loans to entities providing services for real estate and construction. The healthcare loan class totaled $2.1 billion or 13 percent of total loans at June 30, 2016. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skill nursing. Healthcare also includes loans to hospitals and other medical service providers.

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

At June 30, 2016, 30 percent of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 13 percent of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At June 30, 2016, residential mortgage loans included $193 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $719 million at June 30, 2016. Approximately, 67 percent of the home equity loan portfolio is comprised of first lien loans and 33 percent of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 61 percent to amortizing term loans and 39 percent to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2016, outstanding commitments totaled $8.5 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2016, outstanding standby letters of credit totaled $491 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At June 30, 2016, outstanding commercial letters of credit totaled $6.7 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and six months ended June 30, 2016.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended June 30, 2016 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$139,793	$44,453	$18,467	$5,022	$25,421	$233,156
Provision for loan losses	12,478	2,010	368	1,443	1,263	17,562
Loans charged off	(7,355)	—	(345)	(1,145)	—	(8,845)
Recoveries	223	282	200	681	—	1,386
Ending balance	$145,139	$46,745	$18,690	$6,001	$26,684	$243,259
Allowance for off-balance sheet credit losses:
Beginning balance	$6,319	$228	$58	$2	$—	$6,607
Provision for off-balance sheet credit losses	2,433	(25)	4	26	—	2,438
Ending balance	$8,752	$203	$62	$28	$—	$9,045

Total provision for credit losses	$14,911	$1,985	$372	$1,469	$1,263	$20,000

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the six months ended June 30, 2016 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$130,334	$41,391	$19,509	$4,164	$30,126	$225,524
Provision for loan losses	43,575	4,987	(363)	2,909	(3,442)	47,666
Loans charged off	(29,481)	—	(819)	(2,536)	—	(32,836)
Recoveries	711	367	363	1,464	—	2,905
Ending balance	$145,139	$46,745	$18,690	$6,001	$26,684	$243,259
Allowance for off-balance sheet credit losses:
Beginning balance	$1,506	$153	$30	$22	$—	$1,711
Provision for off-balance sheet credit losses	7,246	50	32	6	—	7,334
Ending balance	$8,752	$203	$62	$28	$—	$9,045

Total provision for credit losses	$50,821	$5,037	$(331)	$2,915	$(3,442)	$55,000

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2016 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,174,448	$140,911	$181,989	$4,228	$10,356,437	$145,139
Commercial real estate	3,574,186	46,727	7,780	18	3,581,966	46,745
Residential mortgage	1,823,862	18,626	57,061	64	1,880,923	18,690
Personal	587,069	6,001	354	—	587,423	6,001
Total	16,159,565	212,265	247,184	4,310	16,406,749	216,575

Nonspecific allowance	—	—	—	—	—	26,684

Total	$16,159,565	$212,265	$247,184	$4,310	$16,406,749	$243,259

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2015 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,751,488	$106,690	$24,233	$347	$9,775,721	$107,037
Commercial real estate	3,013,358	39,726	20,139	18	3,033,497	39,744
Residential mortgage	1,838,759	21,349	45,969	100	1,884,728	21,449
Personal	429,640	3,955	550	—	430,190	3,955
Total	15,033,245	171,720	90,891	465	15,124,136	172,185

Nonspecific allowance	—	—	—	—	—	28,902

Total	$15,033,245	$171,720	$90,891	$465	$15,124,136	$201,087
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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at June 30, 2016 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,331,701	$144,217	$24,736	$922	$10,356,437	$145,139
Commercial real estate	3,581,966	46,745	—	—	3,581,966	46,745
Residential mortgage	202,520	2,995	1,678,403	15,695	1,880,923	18,690
Personal	500,240	3,624	87,183	2,377	587,423	6,001
Total	14,616,427	197,581	1,790,322	18,994	16,406,749	216,575

Nonspecific allowance	—	—	—	—	—	26,684

Total	$14,616,427	$197,581	$1,790,322	$18,994	$16,406,749	$243,259

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at June 30, 2015 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$9,752,301	$106,162	$23,420	$875	$9,775,721	$107,037
Commercial real estate	3,033,497	39,744	—	—	3,033,497	39,744
Residential mortgage	190,744	2,922	1,693,984	18,527	1,884,728	21,449
Personal	343,114	1,549	87,076	2,406	430,190	3,955
Total	13,319,656	150,377	1,804,480	21,808	15,124,136	172,185

Nonspecific allowance	—	—	—	—	—	28,902

Total	$13,319,656	$150,377	$1,804,480	$21,808	$15,124,136	$201,087

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

The following table summarizes the Company’s loan portfolio at June 30, 2016 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,229,486	$421,025	$168,145	$—	$—	$2,818,656
Services	2,811,560	9,916	9,388	—	—	2,830,864
Wholesale/retail	1,503,561	26,624	2,772	—	—	1,532,957
Manufacturing	575,498	19,612	293	—	—	595,403
Healthcare	2,041,354	8,917	875	—	—	2,051,146
Other commercial and industrial	502,222	—	453	24,673	63	527,411
Total commercial	9,663,681	486,094	181,926	24,673	63	10,356,437

Commercial real estate:
Residential construction and land development	152,343	972	4,261	—	—	157,576
Retail	793,741	413	1,265	—	—	795,419
Office	768,202	304	606	—	—	769,112
Multifamily	781,058	6,077	65	—	—	787,200
Industrial	645,510	—	76	—	—	645,586
Other commercial real estate	425,558	8	1,507	—	—	427,073
Total commercial real estate	3,566,412	7,774	7,780	—	—	3,581,966

Residential mortgage:
Permanent mortgage	196,159	3,406	2,955	742,214	24,273	969,007
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	172,991	19,741	192,732
Home equity	—	—	—	709,092	10,092	719,184
Total residential mortgage	196,159	3,406	2,955	1,624,297	54,106	1,880,923

Personal	496,534	3,590	116	86,945	238	587,423

Total	$13,922,786	$500,864	$192,777	$1,735,915	$54,407	$16,406,749

The following table summarizes the Company’s loan portfolio at December 31, 2015 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,906,357	$129,782	$61,189	$—	$—	$3,097,328
Services	2,767,225	6,761	10,290	—	—	2,784,276
Wholesale/retail	1,412,780	6,365	2,919	—	—	1,422,064
Manufacturing	554,526	1,872	331	—	—	556,729
Healthcare	1,882,308	—	1,072	—	—	1,883,380
Other commercial and industrial	483,030	—	496	25,101	127	508,754
Total commercial	10,006,226	144,780	76,297	25,101	127	10,252,531

Commercial real estate:
Residential construction and land development	155,724	293	4,409	—	—	160,426
Retail	794,754	426	1,319	—	—	796,499
Office	636,501	555	651	—	—	637,707
Multifamily	744,299	6,512	274	—	—	751,085
Industrial	563,093	—	76	—	—	563,169
Other commercial real estate	347,864	11	2,272	—	—	350,147
Total commercial real estate	3,242,235	7,797	9,001	—	—	3,259,033

Residential mortgage:
Permanent mortgage	192,456	1,932	2,313	721,964	26,671	945,336
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	175,037	21,900	196,937
Home equity	—	—	—	724,264	10,356	734,620
Total residential mortgage	192,456	1,932	2,313	1,621,265	58,927	1,876,893

Personal	467,811	14	130	84,409	333	552,697

Total	$13,908,728	$154,523	$87,741	$1,730,775	$59,387	$15,941,154

The following table summarizes the Company’s loan portfolio at June 30, 2015 by the risk grade categories (in thousands):

	Internally Risk Graded			Non-Graded
	Performing	Potential Problem	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,771,248	$124,054	$6,841	$—	$—	$2,902,143
Services	2,662,028	8,154	10,944	—	—	2,681,126
Wholesale/retail	1,506,059	23,505	4,166	—	—	1,533,730
Manufacturing	567,752	11,418	379	—	—	579,549
Healthcare	1,644,747	—	1,278	—	—	1,646,025
Other commercial and industrial	406,799	2,385	544	23,339	81	433,148
Total commercial	9,558,633	169,516	24,152	23,339	81	9,775,721

Commercial real estate:
Residential construction and land development	138,721	486	9,367	—	—	148,574
Retail	684,182	439	3,826	—	—	688,447
Office	560,159	566	2,360	—	—	563,085
Multifamily	703,449	7,689	195	—	—	711,333
Industrial	487,978	—	76	—	—	488,054
Other commercial real estate	429,544	145	4,315	—	—	434,004
Total commercial real estate	3,004,033	9,325	20,139	—	—	3,033,497

Residential mortgage:
Permanent mortgage	186,568	1,690	2,486	725,879	29,701	946,324
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	187,122	3,717	190,839
Home equity	—	—	—	737,500	10,065	747,565
Total residential mortgage	186,568	1,690	2,486	1,650,501	43,483	1,884,728

Personal	342,949	16	149	86,675	401	430,190

Total	$13,092,183	$180,547	$46,926	$1,760,515	$43,965	$15,124,136

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the		For the
	June 30, 2016					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2016		June 30, 2016
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$202,369	$168,145	$136,264	$31,881	$4,228	$163,849	$—	$97,923	$—
Services	12,780	9,388	9,388	—	—	9,450	—	9,839	—
Wholesale/retail	8,697	2,772	2,772	—	—	3,229	—	2,846	—
Manufacturing	650	293	293	—	—	303	—	312	—
Healthcare	1,175	875	875	—	—	949	—	973	—
Other commercial and industrial	8,186	516	516	—	—	542	—	569	—
Total commercial	233,857	181,989	150,108	31,881	4,228	178,322	—	112,462	—

Commercial real estate:
Residential construction and land development	7,177	4,261	4,261	—	—	4,525	—	4,335	—
Retail	1,914	1,265	1,265	—	—	1,283	—	1,292	—
Office	907	606	606	—	—	618	—	628	—
Multifamily	1,000	65	65	—	—	157	—	169	—
Industrial	76	76	76	—	—	76	—	76	—
Other real estate loans	7,445	1,507	1,355	152	18	1,865	—	1,890	—
Total commercial real estate	18,519	7,780	7,628	152	18	8,524	—	8,390	—

Residential mortgage:
Permanent mortgage	33,793	27,228	27,117	111	64	27,362	304	28,106	631
Permanent mortgage guaranteed by U.S. government agencies[1]	198,534	192,732	192,732	—	—	191,430	2,023	195,563	3,795
Home equity	10,964	10,092	10,092	—	—	10,311	—	10,224	—
Total residential mortgage	243,291	230,052	229,941	111	64	229,103	2,327	233,893	4,426

Personal	1,174	354	354	—	—	342	—	409	—

Total	$496,841	$420,175	$388,031	$32,144	$4,310	$416,291	$2,327	$355,154	$4,426

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At June 30, 2016, $20 million of these loans were nonaccruing and $173 million were accruing based on the guarantee by U.S. government agencies.

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

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2015, $22 million of these loans were nonaccruing and $175 million were accruing based on the guarantee by U.S. government agencies.

A summary of impaired loans at June 30, 2015 follows (in thousands):

						For the		For the
	As of June 30, 2015					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2015		June 30, 2015
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$7,476	$6,841	$6,324	$517	$151	$4,358	$—	$4,129	$—
Services	13,815	10,944	10,270	674	152	7,844	—	8,072	—
Wholesale/retail	9,781	4,166	4,134	32	9	4,283	—	4,157	—
Manufacturing	690	379	379	—	—	398	—	414	—
Healthcare	1,646	1,278	1,088	190	35	1,418	—	1,329	—
Other commercial and industrial	8,302	625	625	—	—	755	—	778	—
Total commercial	41,710	24,233	22,820	1,413	347	19,056	—	18,879	—

Commercial real estate:
Residential construction and land development	14,143	9,367	9,367	—	—	9,483	—	7,333	—
Retail	5,369	3,826	3,826	—	—	3,842	—	3,876	—
Office	4,439	2,360	2,360	—	—	2,385	—	2,890	—
Multifamily	195	195	195	—	—	98	—	98	—
Industrial	76	76	76	—	—	76	—	38	—
Other real estate loans	10,411	4,315	4,149	166	18	4,138	—	5,113	—
Total commercial real estate	34,633	20,139	19,973	166	18	20,022	—	19,348	—

Residential mortgage:
Permanent mortgage	41,092	32,187	32,029	158	100	32,776	330	33,516	645
Permanent mortgage guaranteed by U.S. government agencies[1]	197,090	190,839	190,839	—	—	194,138	2,047	200,929	4,303
Home equity	10,510	10,065	10,065	—	—	9,966	—	9,815	—
Total residential mortgage	248,692	233,091	232,933	158	100	236,880	2,377	244,260	4,948

Personal	570	550	550	—	—	506	—	558	—

Total	$325,605	$278,013	$276,276	$1,737	$465	$276,464	$2,377	$283,045	$4,948

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At June 30, 2015, $3.7 million of these loans were nonaccruing and $187 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of June 30, 2016 is as follows (in thousands):

	As of June 30, 2016				Amounts Charged Off During:
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Nonaccruing TDRs:

Commercial:
Energy	$2,246	$—	$2,246	$—	$500	$500
Services	8,610	7,853	757	—	—	—
Wholesale/retail	2,467	2,427	40	—	—	—
Manufacturing	253	253	—	—	—	—
Healthcare	640	640	—	—	—	—
Other commercial and industrial	516	63	453	—	—	57
Total commercial	14,732	11,236	3,496	—	500	557

Commercial real estate:
Residential construction and land development	1,601	1,079	522	—	—	—
Retail	1,264	907	357	—	—	—
Office	152	152	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	793	372	421	—	—	—
Total commercial real estate	3,810	2,510	1,300	—	—	—

Residential mortgage:
Permanent mortgage	17,367	12,462	4,905	64	37	52
Permanent mortgage guaranteed by U.S. government agencies	9,709	2,024	7,685	—	—	—
Home equity	4,763	4,139	624	—	60	126
Total residential mortgage	31,839	18,625	13,214	64	97	178

Personal	298	276	22	—	3	9

Total nonaccruing TDRs	$50,679	$32,647	$18,032	$64	$600	$744

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	78,806	27,999	50,807	—	—	—

Total TDRs	$129,485	$60,646	$68,839	$64	$600	$744

A summary of troubled debt restructurings by accruing status as of December 31, 2015 is as follows (in thousands):

	As of
	December 31, 2015
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$2,304	$2,304	$—	$—
Services	9,027	8,210	817	148
Wholesale/retail	2,758	2,706	52	9
Manufacturing	282	282	—	—
Healthcare	673	673	—	—
Other commercial and industrial	621	89	532	—
Total commercial	15,665	14,264	1,401	157

Commercial real estate:
Residential construction and land development	2,328	1,556	772	—
Retail	1,319	942	377	—
Office	165	165	—	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	920	478	442	—
Total commercial real estate	4,732	3,141	1,591	—

Residential mortgage:
Permanent mortgage	16,618	9,043	7,575	68
Permanent mortgage guaranteed by U.S. government agencies	11,136	139	10,997	—
Home equity	5,159	4,218	941	—
Total residential mortgage	32,913	13,400	19,513	68

Personal	324	297	27	—

Total nonaccuring TDRs	$53,634	$31,102	$22,532	$225

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	74,050	23,029	51,021	—

Total TDRs	$127,684	$54,131	$73,553	$225

A summary of troubled debt restructurings by accruing status as of June 30, 2015 is as follows (in thousands):

	As of June 30, 2015				Amounts Charged Off During
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Nonaccruing TDRs:

Commercial:
Energy	$1,176	$1,176	$—	$—	$—	$—
Services	9,541	8,641	900	148	—	—
Wholesale/retail	3,064	2,984	80	9	—	—
Manufacturing	311	311	—	—	—	—
Healthcare	706	706	—	—	—	—
Other commercial and industrial	613	81	532	—	—	—
Total commercial	15,411	13,899	1,512	157	—	—

Commercial real estate:
Residential construction and land development	7,027	4,790	2,237	—	—	—
Retail	3,524	977	2,547	—	—	—
Office	1,360	—	1,360	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	1,376	1,376	—	—	—	—
Total commercial real estate	13,287	7,143	6,144	—	—	—

Residential mortgage:
Permanent mortgage	15,671	10,326	5,345	100	2	3
Permanent mortgage guaranteed by U.S. government agencies	2,058	141	1,917	—	—	—
Home equity	5,318	4,549	769	—	48	58
Total residential mortgage	23,047	15,016	8,031	100	50	61

Personal	420	266	154	—	2	2

Total nonaccruing TDRs	$52,165	$36,324	$15,841	$257	$52	$63

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	82,368	27,032	55,336	—	—	—

Total TDRs	$134,533	$63,356	$71,177	$257	$52	$63

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at June 30, 2016 by class that were restructured during the three months ended June 30, 2016 by primary type of concession (in thousands):

Three Months Ended June 30, 2016
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	684	1,183	1,867	1,867
Permanent mortgage guaranteed by U.S. government agencies	2,783	4,455	7,238	—	625	625	7,863
Home equity	—	—	—	48	329	377	377
Total residential mortgage	2,783	4,455	7,238	732	2,137	2,869	10,107

Personal	—	—	—	—	65	65	65

Total	$2,783	$4,455	$7,238	$732	$2,202	$2,934	$10,172

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at June 30, 2016 by class that were restructured during the six months ended June 30, 2016 by primary type of concession (in thousands):

	Six Months Ended June 30, 2016
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$501	$—	$501	$501
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—
Total commercial	—	—	—	501	—	501	501

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	1,046	1,244	2,290	2,290
Permanent mortgage guaranteed by U.S. government agencies	6,625	7,818	14,443	—	625	625	15,068
Home equity	—	—	—	48	791	839	839
Total residential mortgage	6,625	7,818	14,443	1,094	2,660	3,754	18,197

Personal	—	—	—	—	72	72	72

Total	$6,625	$7,818	$14,443	$1,595	$2,732	$4,327	$18,770

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during three months ended June 30, 2015 by primary type of concession (in thousands):

	Three Months Ended June 30, 2015
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$1,176	$—	$1,176	$1,176
Services	—	—	—	—	—	7,972	7,972	7,972
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	706	—	—	706	706
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	706	1,176	7,972	9,854	9,854

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	—	57	475	532	532
Permanent mortgage guaranteed by U.S. government agencies	5,532	7,404	12,936	—	—	—	—	12,936
Home equity	—	—	—	—	—	578	578	578
Total residential mortgage	5,532	7,404	12,936	—	57	1,053	1,110	14,046

Personal	—	—	—	—	—	89	89	89

Total	$5,532	$7,404	$12,936	$706	$1,233	$9,114	$11,053	$23,989

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during six months ended June 30, 2015 by primary type of concession (in thousands):

	Six Months Ended June 30, 2015
	Accruing			Nonaccrual				Total
	Payment Stream	Combination & Other	Total	Interest Rate	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$1,176	$—	$1,176	$1,176
Services	—	—	—	—	—	7,972	7,972	7,972
Wholesale/retail	—	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—	—
Healthcare	—	—	—	706	—	—	706	706
Other commercial and industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	706	1,176	7,972	9,854	9,854

Commercial real estate:
Residential construction and land development	—	—	—	—	4,581	—	4,581	4,581
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	4,581	—	4,581	4,581

Residential mortgage:
Permanent mortgage	—	—	—	—	707	1,091	1,798	1,798
Permanent mortgage guaranteed by U.S. government agencies	11,904	11,215	23,119	—	—	843	843	23,962
Home equity	—	—	—	61	149	1,182	1,392	1,392
Total residential mortgage	11,904	11,215	23,119	61	856	3,116	4,033	27,152

Personal	—	—	—	—	—	121	121	121

Total	$11,904	$11,215	$23,119	$767	$6,613	$11,209	$18,589	$41,708

The following table summarizes, by loan class, the recorded investment at June 30, 2016 and 2015, respectively, of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$2,246	$2,246	$—	$2,246	$2,246
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	2,246	2,246	—	2,246	2,246

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	788	788	—	1,806	1,806
Permanent mortgage guaranteed by U.S. government agencies	18,893	1,006	19,899	20,621	1,006	21,627
Home equity	—	232	232	—	232	232
Total residential mortgage	18,893	2,026	20,919	20,621	3,044	23,665

Personal	—	—	—	—	—	—

Total	$18,893	$4,272	$23,165	$20,621	$5,290	$25,911

A payment default is defined as being 30 days or more past due. The table above includes loans that experienced a payment default during the period, but may be performing in accordance with the modified terms as of the balance sheet date.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—

Commercial real estate:
Residential construction and land development	—	—	—	—	337	337
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	337	337

Residential mortgage:
Permanent mortgage	—	1,341	1,341	—	1,796	1,796
Permanent mortgage guaranteed by U.S. government agencies	29,741	1,112	30,853	31,715	1,252	32,967
Home equity	—	479	479	—	503	503
Total residential mortgage	29,741	2,932	32,673	31,715	3,551	35,266

Personal	—	30	30	—	30	30

Total	$29,741	$2,962	$32,703	$31,715	$3,918	$35,633

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2016 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,647,678	$—	$2,833	$168,145	$2,818,656
Services	2,817,217	4,259	—	9,388	2,830,864
Wholesale/retail	1,530,110	75	—	2,772	1,532,957
Manufacturing	595,110	—	—	293	595,403
Healthcare	2,050,271	—	—	875	2,051,146
Other commercial and industrial	526,691	158	46	516	527,411
Total commercial	10,167,077	4,492	2,879	181,989	10,356,437

Commercial real estate:
Residential construction and land development	153,315	—	—	4,261	157,576
Retail	794,154	—	—	1,265	795,419
Office	768,506	—	—	606	769,112
Multifamily	784,826	2,309	—	65	787,200
Industrial	645,510	—	—	76	645,586
Other real estate loans	425,566	—	—	1,507	427,073
Total commercial real estate	3,571,877	2,309	—	7,780	3,581,966

Residential mortgage:
Permanent mortgage	935,857	5,922	—	27,228	969,007
Permanent mortgages guaranteed by U.S. government agencies	42,019	27,218	103,754	19,741	192,732
Home equity	707,024	2,048	20	10,092	719,184
Total residential mortgage	1,684,900	35,188	103,774	57,061	1,880,923

Personal	586,611	458	—	354	587,423

Total	$16,010,465	$42,447	$106,653	$247,184	$16,406,749

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2015 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$3,033,504	$2,635	$—	$61,189	$3,097,328
Services	2,769,895	4,091	—	10,290	2,784,276
Wholesale/retail	1,418,396	49	700	2,919	1,422,064
Manufacturing	556,398	—	—	331	556,729
Healthcare	1,879,873	2,435	—	1,072	1,883,380
Other commercial and industrial	507,929	100	102	623	508,754
Total commercial	10,165,995	9,310	802	76,424	10,252,531

Commercial real estate:
Residential construction and land development	156,017	—	—	4,409	160,426
Retail	795,180	—	—	1,319	796,499
Office	637,056	—	—	651	637,707
Multifamily	742,697	8,114	—	274	751,085
Industrial	563,093	—	—	76	563,169
Other real estate loans	347,498	—	377	2,272	350,147
Total commercial real estate	3,241,541	8,114	377	9,001	3,259,033

Residential mortgage:
Permanent mortgage	913,062	3,290	—	28,984	945,336
Permanent mortgages guaranteed by U.S. government agencies	33,653	30,383	111,001	21,900	196,937
Home equity	721,149	3,095	20	10,356	734,620
Total residential mortgage	1,667,864	36,768	111,021	61,240	1,876,893

Personal	551,533	693	8	463	552,697

Total	$15,626,933	$54,885	$112,208	$147,128	$15,941,154

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2015 is as follows (in thousands):

		Past Due
	Current	30 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,895,302	$—	$—	$6,841	$2,902,143
Services	2,665,133	5,049	—	10,944	2,681,126
Wholesale/retail	1,529,477	87	—	4,166	1,533,730
Manufacturing	579,170	—	—	379	579,549
Healthcare	1,644,747	—	—	1,278	1,646,025
Other commercial and industrial	432,159	364	—	625	433,148
Total commercial	9,745,988	5,500	—	24,233	9,775,721

Commercial real estate:
Residential construction and land development	139,207	—	—	9,367	148,574
Retail	684,621	—	—	3,826	688,447
Office	560,725	—	—	2,360	563,085
Multifamily	710,486	652	—	195	711,333
Industrial	487,978	—	—	76	488,054
Other real estate loans	429,689	—	—	4,315	434,004
Total commercial real estate	3,012,706	652	—	20,139	3,033,497

Residential mortgage:
Permanent mortgage	907,860	6,277	—	32,187	946,324
Permanent mortgages guaranteed by U.S. government agencies	38,524	24,660	123,938	3,717	190,839
Home equity	734,837	2,564	99	10,065	747,565
Total residential mortgage	1,681,221	33,501	124,037	45,969	1,884,728

Personal	429,214	426	—	550	430,190

Total	$14,869,129	$40,079	$124,037	$90,891	$15,124,136

(5) Acquisitions

On December 8, 2015, the Company announced the signing of a definitive purchase agreement with MBT Bancshares (“MBT”). MBT is headquartered in Kansas City, Mo. and is the parent company of Missouri Bank and Trust of Kansas City (“mobank”). mobank operates four banking branches in the Kansas City, Mo. area. Under terms of the definitive agreement, BOK Financial will pay $102.5 million in an all-cash deal for all outstanding shares of MBT stock, subject to certain conditions and potential adjustments. The transaction has been approved by the boards of directors of both companies and is expected to close by the end of 2016, subject to customary closing conditions, including regulatory approval.

In the first quarter of 2016, the Company acquired Weaver and Tidwell Financial Advisors LTD d/b/a Weaver Wealth Management, a registered investment advisor and E-Spectrum Advisors, an energy investment banking firm in Texas. The cash purchase price for these acquisitions was $7.7 million. The purchase price allocation included $5.3 million of identifiable intangible assets and $3.3 million of goodwill.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2016		Dec. 31, 2015		June 30, 2015
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$404,507	$417,542	$293,637	$299,505	$481,880	$486,640
Residential mortgage loan commitments	965,631	25,499	601,147	8,134	849,619	8,323
Forward sales contracts	1,216,966	(12,313)	884,710	800	1,201,018	7,608
		$430,728		$308,439		$502,571

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2016, December 31, 2015 or June 30, 2015. No credit losses were recognized on residential mortgage loans held for sale for the six month periods ended June 30, 2016 and 2015.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Production revenue:
Net realized gains on sale of mortgage loans	$19,205	$23,856	$29,984	$41,107
Net change in unrealized gain on mortgage loans held for sale	3,884	(5,366)	7,167	(1,915)
Net change in the fair value of mortgage loan commitments	5,329	(9,177)	17,365	(1,648)
Net change in the fair value of forward sales contracts	(5,992)	13,800	(13,113)	11,609
Total production revenue	22,426	23,113	41,403	49,153
Servicing revenue	15,798	13,733	31,251	27,013
Total mortgage banking revenue	$38,224	$36,846	$72,654	$76,166

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	June 30, 2016	Dec. 31, 2015	June 30, 2015
Number of residential mortgage loans serviced for others	137,210	131,859	124,825
Outstanding principal balance of residential mortgage loans serviced for others	$21,178,387	$19,678,226	$17,979,623
Weighted average interest rate	4.06%	4.12%	4.18%
Remaining term (in months)	301	300	298

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2016 was as follows (in thousands):

	Purchased	Originated	Total
Balance, March 31, 2016	$5,949	$190,106	$196,055
Additions, net	—	20,773	20,773
Change in fair value due to loan runoff	(730)	(9,068)	(9,798)
Change in fair value due to market changes	(1,152)	(15,131)	(16,283)
Balance, June 30, 2016	$4,067	$186,680	$190,747

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2016 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Dec. 31, 2015	$9,911	$208,694	$218,605
Additions, net	—	34,355	34,355
Change in fair value due to loan runoff	(1,356)	(16,586)	(17,942)
Change in fair value due to market changes	(4,488)	(39,783)	(44,271)
Balance, June 30, 2016	$4,067	$186,680	$190,747

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2015 was as follows (in thousands):

	Purchased	Originated	Total
Balance, March 31, 2015	$9,593	$165,458	$175,051
Additions, net	—	23,232	23,232
Change in fair value due to loan runoff	(729)	(6,870)	(7,599)
Change in fair value due to market changes	1,866	6,144	8,010
Balance, June 30, 2015	$10,730	$187,964	$198,694

Activity in capitalized mortgage servicing rights during the six months ended June 30, 2015 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Dec. 31, 2014	$11,114	$160,862	$171,976
Additions, net	—	42,382	42,382
Change in fair value due to loan runoff	(1,510)	(13,642)	(15,152)
Change in fair value due to market changes	1,126	(1,638)	(512)
Balance, June 30, 2015	$10,730	$187,964	$198,694

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	June 30, 2016	Dec. 31, 2015	June 30, 2015
Discount rate – risk-free rate plus a market premium	10.09%	10.11%	10.13%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$63-$120	$63 - $105	$63 - $105
Delinquent loans	$150 - $500	$150 - $500	$175 - $550
Loans in foreclosure	$650 - $4,250	$650 - $4,250	$1000 - $4,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	0.99%	1.73%	1.77%
Primary/secondary mortgage rate spread	115 bps	130 bps	129 bps

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

Stratification of the residential mortgage loan servicing portfolio and outstanding principal of loans serviced for others by interest rate at June 30, 2016 follows (in thousands):

	< 4.00%	4.00% - 4.99%	5.00% - 5.99%	> 5.99%	Total
Fair value	$106,779	$75,899	$5,632	$2,437	$190,747
Outstanding principal of loans serviced for others	$11,038,292	$8,016,480	$1,306,095	$817,520	$21,178,387
Weighted average prepayment rate[1]	9.26%	12.70%	35.21%	42.77%	13.46%

[1]
Annual prepayment estimates based upon loan interest rate, original term and loan type. Weighted average prepayment rate is determined by weighting the prepayment speed for each loan by its unpaid principal balance.

The interest rate sensitivity of our mortgage servicing rights is modeled over a range of +/- 50 basis points. At June 30, 2016, a 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights by $53.6 million. A 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights by $31.0 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at June 30, 2016 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$7,327,905	$38,148	$10,178	$22,948	$7,399,179
FNMA	6,887,666	36,463	6,734	17,517	6,948,380
GNMA	5,982,805	136,885	38,413	12,681	6,170,784
Other	652,700	4,247	919	2,178	660,044
Total	$20,851,076	$215,743	$56,244	$55,324	$21,178,387

The Company has off-balance sheet credit risk related to residential mortgage loans sold to U.S. government agencies with recourse prior to 2008 under various community development programs. These loans consist of first lien, fixed-rate residential mortgage loans underwritten to standards approved by the agencies including full documentation and originated under programs available only for owner-occupied properties. However, these loans have a higher risk of delinquency and loss given default than traditional residential mortgage loans. The Company no longer sells residential mortgage loans with recourse other than obligations under standard representations and warranties. The recourse obligation relates to loan performance for the life of the loan and the Company is obligated to repurchase the loan at the time of foreclosure for the unpaid principal balance plus unpaid interest. The principal balance of residential mortgage loans sold subject to recourse obligations totaled $145 million at June 30, 2016, $155 million at December 31, 2015 and $169 million at June 30, 2015. A separate accrual for these off-balance sheet commitments is included in Other liabilities in the Consolidated Balance Sheets. At June 30, 2016, approximately 2 percent of the loans sold with recourse with an outstanding principal balance of $3.5 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5 percent with an outstanding balance of $7.2 million were past due 30 to 89 days. The provision for credit losses on loans sold with recourse is included in Mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the accrual for losses on loans sold with recourse included in Other liabilities in the Consolidated Balance Sheets is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$4,443	$7,020	$4,649	$7,299
Provision for recourse losses	245	(40)	391	130
Loans charged off, net	(349)	(289)	(701)	(738)
Ending balance	$4,339	$6,691	$4,339	$6,691

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

The Company repurchased 9 loans from the agencies for $2.6 million during the second quarter of 2016. There were three indemnifications on loans paid during the second quarter of 2016. Losses recognized on indemnifications and repurchases were insignificant.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	June 30, 2016	June 30, 2015
Number of unresolved deficiency requests	211	214
Aggregate outstanding principal balance subject to unresolved deficiency requests	$15,920	$17,446
Unpaid principal balance subject to indemnification by the Company	5,519	4,269

The activity in the accruals for mortgage losses is summarized as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$8,129	$11,140	$7,732	$11,868
Provision for losses	2,553	(2,216)	3,903	(3,004)
Charge-offs, net	(2,639)	(16)	(3,592)	44
Ending balance	$8,043	$8,908	$8,043	$8,908
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

The Director of the New Mexico Securities Division of the State of New Mexico Regulation and Licensing Department ("the Director") has issued a Notice of Contemplated Action in connection with the purchase of various municipal bonds by the elected County Treasurer of Bernalillo County, New Mexico, from BOK Financial Securities, Inc., the Company’s broker-dealer affiliate. The Director seeks to determine whether to seek sanctions, which could include a fine and/or the suspension or revocation of registration, on the grounds that the Company’s broker-dealer affiliate violated the suitability rule. The County of Bernalillo, New Mexico, has commenced arbitration pursuant to the Arbitration Rules of FINRA seeking recovery of $5.6 million dollars arising out of the purchase. The Company has been advised by its counsel that there is no basis to suggest the Director should make such a determination and that any recovery by the County is remote.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $4.5 million at June 30, 2016. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

A summary of consolidated and unconsolidated alternative investments as of June 30, 2016, December 31, 2015 and June 30, 2015 is as follows (in thousands):

	June 30, 2016
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$20,469	$—	$—	$16,316
Tax credit entities	10,000	11,895	—	10,964	10,000
Other	—	35,387	2,004	2,272	7,589
Total consolidated	$10,000	$67,751	$2,004	$13,236	$33,905

Unconsolidated:
Tax credit entities	$32,679	$102,138	$30,953	$—	$—
Other	—	23,439	13,767	—	—
Total unconsolidated	$32,679	$125,577	$44,720	$—	$—

	Dec. 31, 2015
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$22,472	$—	$—	$17,823
Tax credit entities	10,000	12,206	—	10,964	10,000
Other	—	40,453	2,198	2,831	9,260
Total consolidated	$10,000	$75,131	$2,198	$13,795	$37,083

Unconsolidated:
Tax credit entities	$16,916	$85,274	$14,572	$—	$—
Other	—	15,506	6,319	—	—
Total unconsolidated	$16,916	$100,780	$20,891	$—	$—

	June 30, 2015
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$24,399	$—	$—	$19,278
Tax credit entities	10,000	12,516	—	10,964	10,000
Other	—	41,221	2,738	2,784	7,923
Total consolidated	$10,000	$78,136	$2,738	$13,748	$37,201

Unconsolidated:
Tax credit entities	$18,147	$91,949	$22,585	$—	$—
Other	—	12,184	3,918	—	—
Total unconsolidated	$18,147	$104,133	$26,503	$—	$—

Other Commitments and Contingencies

At June 30, 2016, Cavanal Hill Funds’ assets included U.S. Treasury, cash management and tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at June 30, 2016. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2016 or 2015.
(8) Shareholders' Equity

On July 26, 2016, the Company declared a quarterly cash dividend of $0.43 per common share on or about August 26, 2016 to shareholders of record as of August 12, 2016.

Dividends declared were $0.43 per share and $0.86 per share during the three and six months ended June 30, 2016 and $0.42 per share and $0.84 during the three and six months ended June 30, 2015.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, Dec. 31, 2014	$59,239	$376	$(2,868)	$(74)	$56,673
Net change in unrealized gain (loss)	(129)	—	—	—	(129)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(313)	—	—	(313)
Interest expense, Subordinated debentures	—	—	—	121	121
Net impairment losses recognized in earnings	92	—	—	—	92
Gain on available for sale securities, net	(7,760)	—	—	—	(7,760)
Other comprehensive income (loss), before income taxes	(7,797)	(313)	—	121	(7,989)
Federal and state income taxes[1]	(3,033)	(122)	—	47	(3,108)
Other comprehensive income (loss), net of income taxes	(4,764)	(191)	—	74	(4,881)
Balance, June 30, 2015	$54,475	$185	$(2,868)	$—	$51,792

Balance, Dec. 31, 2015	$23,284	$68	$(1,765)	$—	$21,587
Net change in unrealized gain (loss)	166,566	—	—	—	166,566
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(112)	—	—	(112)
Interest expense, Subordinated debentures	—	—	—	—	—
Net impairment losses recognized in earnings	—	—	—	—	—
Gain on available for sale securities, net	(9,290)	—	—	—	(9,290)
Other comprehensive income (loss), before income taxes	157,276	(112)	—	—	157,164
Federal and state income taxes[1]	61,163	(44)	—	—	61,119
Other comprehensive income (loss), net of income taxes	96,113	(68)	—	—	96,045
Balance, June 30, 2016	$119,397	$—	$(1,765)	$—	$117,632

[1]	Calculated using a 39 percent effective tax rate.

(9)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$65,801	$79,230	$108,365	$154,073
Less: Earnings allocated to participating securities	821	944	1,359	1,758
Numerator for basic earnings per share – income available to common shareholders	64,980	78,286	107,006	152,315
Effect of reallocating undistributed earnings of participating securities	—	1	—	2
Numerator for diluted earnings per share – income available to common shareholders	$64,980	$78,287	$107,006	$152,317

Denominator:
Weighted average shares outstanding	66,069,392	68,917,977	66,100,279	68,960,043
Less: Participating securities included in weighted average shares outstanding	823,505	821,636	829,065	784,716
Denominator for basic earnings per common share	65,245,887	68,096,341	65,271,214	68,175,327
Dilutive effect of employee stock compensation plans[1]	57,039	114,012	45,963	102,059
Denominator for diluted earnings per common share	65,302,926	68,210,353	65,317,177	68,277,386

Basic earnings per share	$1.00	$1.15	$1.64	$2.23
Diluted earnings per share	$1.00	$1.15	$1.64	$2.23
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	145,247	—

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2016 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$118,480	$22,349	$6,269	$35,514	$182,612
Net interest revenue (expense) from internal sources	(14,575)	8,876	7,193	(1,494)	—
Net interest revenue	103,905	31,225	13,462	34,020	182,612
Provision for credit losses	6,852	1,318	(239)	12,069	20,000
Net interest revenue after provision for credit losses	97,053	29,907	13,701	21,951	162,612
Other operating revenue	51,497	60,780	75,772	833	188,882
Other operating expense	52,594	66,146	61,414	74,571	254,725
Net direct contribution	95,956	24,541	28,059	(51,787)	96,769
Gain on financial instruments, net	—	15,045	—	(15,045)	—
Change in fair value of mortgage servicing rights	—	(16,283)	—	16,283	—
Gain (loss) on repossessed assets, net	(598)	252	—	346	—
Corporate expense allocations	8,883	16,630	10,417	(35,930)	—
Net income before taxes	86,475	6,925	17,642	(14,273)	96,769
Federal and state income taxes	33,639	2,694	6,863	(12,699)	30,497
Net income	52,836	4,231	10,779	(1,574)	66,272
Net income attributable to non-controlling interests	—	—	—	471	471
Net income attributable to BOK Financial Corp. shareholders	$52,836	$4,231	$10,779	$(2,045)	$65,801

Average assets	$16,973,663	$8,774,881	$5,765,390	$472,108	$31,986,042
Average invested capital	1,167,840	266,561	240,693	1,634,377	3,309,471

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2016 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$235,116	$43,799	$12,347	$73,922	$365,184
Net interest revenue (expense) from internal sources	(29,109)	18,229	14,857	(3,977)	—
Net interest revenue	206,007	62,028	27,204	69,945	365,184
Provision for credit losses	28,423	3,020	(390)	23,947	55,000
Net interest revenue after provision for credit losses	177,584	59,008	27,594	45,998	310,184
Other operating revenue	96,605	117,139	144,518	(9,636)	348,626
Other operating expense	108,663	124,194	122,098	144,670	499,625
Net direct contribution	165,526	51,953	50,014	(108,308)	159,185
Gain on financial instruments, net	—	31,626	—	(31,626)	—
Change in fair value of mortgage servicing rights	—	(44,271)	—	44,271	—
Gain (loss) on repossessed assets, net	(680)	406	—	274	—
Corporate expense allocations	17,627	32,608	20,952	(71,187)	—
Net income before taxes	147,219	7,106	29,062	(24,202)	159,185
Federal and state income taxes	57,268	2,764	11,305	(19,412)	51,925
Net income	89,951	4,342	17,757	(4,790)	107,260
Net loss attributable to non-controlling interests	—	—	—	(1,105)	(1,105)
Net income attributable to BOK Financial Corp. shareholders	$89,951	$4,342	$17,757	$(3,685)	$108,365

Average assets	$16,971,339	$8,731,085	$5,665,218	$379,615	$31,747,257
Average invested capital	1,160,485	262,762	236,798	1,638,864	3,298,909

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2015 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$108,620	$21,721	$6,221	$39,169	$175,731
Net interest revenue (expense) from internal sources	(12,643)	6,838	$5,487	318	—
Net interest revenue	95,977	28,559	11,708	39,487	175,731
Provision for credit losses	(47)	1,614	(399)	2,832	4,000
Net interest revenue after provision for credit losses	96,024	26,945	12,107	36,655	171,731
Other operating revenue	45,273	59,688	70,599	725	176,285
Other operating expense	50,801	52,511	58,277	65,524	227,113
Net direct contribution	90,496	34,122	24,429	(28,144)	120,903
Gain (loss) on financial instruments, net	—	(9,135)	(28)	9,163	—
Change in fair value of mortgage servicing rights	—	8,010	—	(8,010)	—
Gain (loss) on repossessed assets, net	(58)	479	—	(421)	—
Corporate expense allocations	10,782	18,953	10,187	(39,922)	—
Net income before taxes	79,656	14,523	14,214	12,510	120,903
Federal and state income taxes	30,986	5,649	5,529	(1,534)	40,630
Net income	48,670	8,874	8,685	14,044	80,273
Net income attributable to non-controlling interests	—	—	—	1,043	1,043
Net income attributable to BOK Financial Corp. shareholders	$48,670	$8,874	$8,685	$13,001	$79,230

Average assets	$16,262,457	$8,970,936	$5,319,568	$(88,889)	$30,464,072
Average invested capital	1,028,989	269,388	224,971	1,821,262	3,344,610

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2015 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$209,795	$42,440	$11,597	$79,625	$343,457
Net interest revenue (expense) from internal sources	(25,278)	13,658	$11,566	54	—
Net interest revenue	184,517	56,098	23,163	79,679	343,457
Provision for credit losses	(8,949)	3,036	(747)	10,660	4,000
Net interest revenue after provision for credit losses	193,466	53,062	23,910	69,019	339,457
Other operating revenue	87,720	120,883	137,559	(3,860)	342,302
Other operating expense	99,947	104,817	112,757	129,857	447,378
Net direct contribution	181,239	69,128	48,712	(64,698)	234,381
Gain (loss) on financial instruments, net	—	(5,577)	(28)	5,605	—
Change in fair value of mortgage servicing rights	—	(512)	—	512	—
Gain (loss) on repossessed assets, net	(14)	557	—	(543)	—
Corporate expense allocations	22,023	37,155	20,170	(79,348)	—
Net income before taxes	159,202	26,441	28,514	20,224	234,381
Federal and state income taxes	61,930	10,286	11,092	(4,294)	79,014
Net income	97,272	16,155	17,422	24,518	155,367
Net income attributable to non-controlling interests	—	—	—	1,294	1,294
Net income attributable to BOK Financial Corp. shareholders	$97,272	$16,155	$17,422	$23,224	$154,073

Average assets	$16,266,341	$8,885,400	$5,385,266	$(318,256)	$30,218,751
Average invested capital	1,013,117	270,738	224,247	1,823,406	3,331,508

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and six months ended June 30, 2016 and 2015, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and six months ended June 30, 2016 and 2015 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2016, December 31, 2015 or June 30, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2016 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$18,909	$—	$18,909	$—
U.S. government agency residential mortgage-backed securities	122,306	—	122,306	—
Municipal and other tax-exempt securities	52,721	—	52,721	—
Other trading securities	17,686	—	17,686	—
Total trading securities	211,622	—	211,622	—
Available for sale securities:
U.S. Treasury	1,004	1,004	—	—
Municipal and other tax-exempt	50,262	—	40,662	9,600
U.S. government agency residential mortgage-backed securities	5,700,268	—	5,700,268	—
Privately issued residential mortgage-backed securities	126,313	—	126,313	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,911,946	—	2,911,946	—
Other debt securities	4,151	—	—	4,151
Perpetual preferred stock	17,931	—	17,931	—
Equity securities and mutual funds	18,814	3,785	15,029	—
Total available for sale securities	8,830,689	4,789	8,812,149	13,751
Fair value option securities:
U.S. government agency residential mortgage-backed securities	237,959	—	237,959	—
U.S. Treasury	25,306	25,306	—	—
Total fair value option securities	263,265	25,306	237,959	—
Residential mortgage loans held for sale	430,728	—	420,979	9,749
Mortgage servicing rights[1]	190,747	—	—	190,747
Derivative contracts, net of cash collateral[2]	883,673	7,246	876,427	—
Liabilities:
Derivative contracts, net of cash collateral[2]	719,159	4,808	714,351	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded energy and agricultural derivative contacts, net of cash margin. Derivative contacts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate and energy derivative contracts, net of cash margin.

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$61,295	$—	$61,295	$—
U.S. government agency residential mortgage-backed securities	10,989	—	10,989	—
Municipal and other tax-exempt securities	31,901	—	31,901	—
Other trading securities	18,219	—	18,219	—
Total trading securities	122,404	—	122,404	—
Available for sale securities:
U.S. Treasury	995	995	—	—
Municipal and other tax-exempt	56,817	—	47,207	9,610
U.S. government agency residential mortgage-backed securities	5,898,351	—	5,898,351	—
Privately issued residential mortgage-backed securities	139,118	—	139,118	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,905,796	—	2,905,796	—
Other debt securities	4,151	—	—	4,151
Perpetual preferred stock	19,672	—	19,672	—
Equity securities and mutual funds	17,833	3,265	14,568	—
Total available for sale securities	9,042,733	4,260	9,024,712	13,761
Fair value option securities:
U.S. government agency residential mortgage-backed securities	444,217	—	444,217	—
U.S. Treasury	—	—	—	—
Total fair value option securities	444,217	—	444,217	—
Residential mortgage loans held for sale	308,439	—	300,565	7,874
Mortgage servicing rights[1]	218,605	—	—	218,605
Derivative contracts, net of cash collateral[2]	586,270	38,530	547,740	—
Liabilities:
Derivative contracts, net of cash collateral[2]	581,701	—	581,701	—

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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$40,212	$—	$40,212	$—
U.S. government agency residential mortgage-backed securities	23,090	—	23,090	—
Municipal and other tax-exempt securities	62,801	—	62,801	—
Other trading securities	32,106	—	32,106	—
Total trading securities	158,209	—	158,209	—
Available for sale securities:
U.S. Treasury	1,000	1,000	—	—
Municipal and other tax-exempt	61,624	—	52,007	9,617
U.S. government agency residential mortgage-backed securities	6,339,449	—	6,339,449	—
Privately issued residential mortgage-backed securities	154,150	—	154,150	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,401,364	—	2,401,364	—
Other debt securities	4,150	—	—	4,150
Perpetual preferred stock	19,648	—	19,648	—
Equity securities and mutual funds	18,732	4,216	14,516	—
Total available for sale securities	9,000,117	5,216	8,981,134	13,767
Fair value option securities:
U.S. government agency residential mortgage-backed securities	436,324	—	436,324	—
U.S. Treasury	—	—	—	—
Total fair value option securities	436,324	—	436,324	—
Residential mortgage loans held for sale	502,571	—	494,598	7,973
Mortgage servicing rights[1]	198,694	—	—	198,694
Derivative contracts, net of cash collateral[2]	630,435	11,484	618,951	—
Liabilities:
Derivative contracts, net of cash collateral[2]	620,277	1,080	619,197	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy derivative contacts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) were exchange-traded agricultural derivative contracts.

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

The following represents the changes for the three months ended June 30, 2016 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, March 31, 2016	$9,614	$4,151	$8,099
Transfer to Level 3 from Level 2	—	—	3,080
Purchases and capital calls	—	—	—
Proceeds from sales	—	—	(1,249)
Redemptions and distributions	—	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	(181)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	(14)	—	—
Balance, June 30, 2016	$9,600	$4,151	$9,749

The following represents the changes for the six months ended June 30, 2016 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, Dec. 31, 2015	$9,610	$4,151	$7,874
Transfer to Level 3 from Level 2	—	—	3,540
Purchases and capital calls	—	—	—
Proceeds from sales	—	—	(1,362)
Redemptions and distributions	—	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	(303)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	(10)	—	—
Balance, June 30, 2016	$9,600	$4,151	$9,749

The following represents the changes for the three months ended June 30, 2015 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, March 31, 2015	$9,623	$4,150	$6,870
Transfer to Level 3 from Level 2	—	—	944
Purchases and capital calls	—	—	—
Proceeds from sales	—	—	—
Redemptions and distributions	—	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	159
Other comprehensive income (loss):
Net change in unrealized gain (loss)	(6)	—	—
Balance, June 30, 2015	$9,617	$4,150	$7,973

The following represents the changes for the six months ended June 30, 2015 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, Dec. 31, 2014	$10,093	$4,150	$11,856
Transfer to Level 3 from Level 2	—	—	1,187
Purchases, and capital calls	—	—	—
Proceeds from sales	—	—	(5,288)
Redemptions and distributions	(500)	—	—
Gain (loss) recognized in earnings			—
Mortgage banking revenue	—	—	218
Other comprehensive income (loss):
Net change in unrealized gain (loss)	24	—	—
Balance, June 30, 2015	$9,617	$4,150	$7,973

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of June 30, 2016 follows (in thousands):

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$10,370	$10,312	$9,600	Discounted cash flows	[1]	Interest rate spread	5.34%-5.64% (5.60%)	[2]
							90.00%-93.28% (92.58%)	[3]
Other debt securities	4,400	4,400	4,151	Discounted cash flows	[1]	Interest rate spread	5.51%-5.96% (5.91%)	[4]
							94.32% - 94.34 (94.34%)	[3]

Residential mortgage loans held for sale	N/A	10,518	9,749	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	92.69%

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 474 to 513 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 1 percent.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2016 for which the fair value was adjusted during the three and six months ended June 30, 2016:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2016			Three Months Ended June 30, 2016 Recognized in:		Six Months Ended June 30, 2016 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$634	$42,342	$7,041	$—	$29,186	$—
Real estate and other repossessed assets	—	5,709	1,693	—	751	—	1,068

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2016 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$42,342	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	25% - 71% (58%)[1]
Real estate and other repossessed assets	1,693	Appraised value, as adjusted	Marketability adjustment off appraised value[2]	68% - 80% (71%)

[1]	Represents fair value as a percentage of the unpaid principal balance.

[2]	Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2015 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$17	Appraised value, as adjusted	Broker quotes and management's knowledge of industry and collateral	N/A
Real estate and other repossessed assets	445	Appraised value, as adjusted	Marketability adjustments off appraised value1	41% - 86% (72%)

[1]	Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2016 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$498,713	$498,713	$498,713	$—	$—
Interest-bearing cash and cash equivalents	1,907,838	1,907,838	1,907,838	—	—
Trading securities:				—
U.S. government agency debentures	18,909	18,909	—	18,909	—
U.S. government agency residential mortgage-backed securities	122,306	122,306	—	122,306	—
Municipal and other tax-exempt securities	52,721	52,721	—	52,721	—
Other trading securities	17,686	17,686	—	17,686	—
Total trading securities	211,622	211,622	—	211,622	—
Investment securities:
Municipal and other tax-exempt	334,551	340,700	—	340,700	—
U.S. government agency residential mortgage-backed securities	23,750	25,233	—	25,233	—
Other debt securities	202,410	233,129	—	233,129	—
Total investment securities	560,711	599,062	—	599,062	—
Available for sale securities:
U.S. Treasury	1,004	1,004	1,004	—	—
Municipal and other tax-exempt	50,262	50,262	—	40,662	9,600
U.S. government agency residential mortgage-backed securities	5,700,268	5,700,268	—	5,700,268	—
Privately issued residential mortgage-backed securities	126,313	126,313	—	126,313	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,911,946	2,911,946	—	2,911,946	—
Other debt securities	4,151	4,151	—	—	4,151
Perpetual preferred stock	17,931	17,931	—	17,931	—
Equity securities and mutual funds	18,814	18,814	3,785	15,029	—
Total available for sale securities	8,830,689	8,830,689	4,789	8,812,149	13,751
Fair value option securities:
U.S. government agency residential mortgage-backed securities	237,959	237,959	—	237,959	—
U.S. Treasury	25,306	25,306	25,306	—	—
Total fair value option securities	263,265	263,265	25,306	237,959	—
Residential mortgage loans held for sale	430,728	430,728	—	420,979	9,749
Loans:
Commercial	10,356,437	10,172,701	—	—	10,172,701
Commercial real estate	3,581,966	3,563,378	—	—	3,563,378
Residential mortgage	1,880,923	1,913,208	—	—	1,913,208
Personal	587,423	582,353	—	—	582,353
Total loans	16,406,749	16,231,640	—	—	16,231,640
Allowance for loan losses	(243,259)	—	—	—	—
Loans, net of allowance	16,163,490	16,231,640	—	—	16,231,640
Mortgage servicing rights	190,747	190,747	—	—	190,747
Derivative instruments with positive fair value, net of cash margin	883,673	883,673	7,246	876,427	—
Deposits with no stated maturity	18,512,740	18,512,740	—	—	18,512,740
Time deposits	2,247,061	2,252,212	—	—	2,252,212
Other borrowed funds	6,360,199	6,342,885	—	—	6,342,885
Subordinated debentures	371,812	371,808	—	150,234	221,574
Derivative instruments with negative fair value, net of cash margin	719,159	719,159	4,808	714,351	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2015 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$573,699	$573,699	$573,699	$—	$—
Interest-bearing cash and cash equivalents	2,069,900	2,069,900	2,069,900	—	—
Trading securities:				—
U.S. government agency debentures	61,295	61,295	—	61,295	—
U.S. government agency residential mortgage-backed securities	10,989	10,989	—	10,989	—
Municipal and other tax-exempt securities	31,901	31,901	—	31,901	—
Other trading securities	18,219	18,219	—	18,219	—
Total trading securities	122,404	122,404	—	122,404	—
Investment securities:
Municipal and other tax-exempt	365,258	368,910	—	368,910	—
U.S. government agency residential mortgage-backed securities	26,833	27,874	—	27,874	—
Other debt securities	205,745	232,375	—	232,375	—
Total investment securities	597,836	629,159	—	629,159	—
Available for sale securities:
U.S. Treasury	995	995	995	—	—
Municipal and other tax-exempt	56,817	56,817	—	47,207	9,610
U.S. government agency residential mortgage-backed securities	5,898,351	5,898,351	—	5,898,351	—
Privately issued residential mortgage-backed securities	139,118	139,118	—	139,118	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,905,796	2,905,796	—	2,905,796	—
Other debt securities	4,151	4,151	—	—	4,151
Perpetual preferred stock	19,672	19,672	—	19,672	—
Equity securities and mutual funds	17,833	17,833	3,265	14,568	—
Total available for sale securities	9,042,733	9,042,733	4,260	9,024,712	13,761
Fair value option securities:
U.S. government agency residential mortgage-backed securities	444,217	444,217	—	444,217	—
U.S. Treasury	—	—	—	—	—
Total fair value option securities	444,217	444,217	—	444,217	—
Residential mortgage loans held for sale	308,439	308,439	—	300,565	7,874
Loans:
Commercial	10,252,531	10,053,952	—	—	10,053,952
Commercial real estate	3,259,033	3,233,476	—	—	3,233,476
Residential mortgage	1,876,893	1,902,976	—	—	1,902,976
Personal	552,697	549,068	—	—	549,068
Total loans	15,941,154	15,739,472	—	—	15,739,472
Allowance for loan losses	(225,524)	—	—	—	—
Loans, net of allowance	15,715,630	15,739,472	—	—	15,739,472
Mortgage servicing rights	218,605	218,605	—	—	218,605
Derivative instruments with positive fair value, net of cash margin	586,270	586,270	38,530	547,740	—
Deposits with no stated maturity	18,682,094	18,682,094	—	—	18,682,094
Time deposits	2,406,064	2,394,562	—	—	2,394,562
Other borrowed funds	6,051,515	5,600,932	—	—	5,600,932
Subordinated debentures	226,350	223,758	—	—	223,758
Derivative instruments with negative fair value, net of cash margin	581,701	581,701	—	581,701	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2015 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$443,577	$443,577	$443,577	$—	$—
Interest-bearing cash and cash equivalents	2,119,072	2,119,072	2,119,072	—	—
Trading securities:				—
U.S. government agency debentures	40,212	40,212	—	40,212	—
U.S. government agency residential mortgage-backed securities	23,090	23,090	—	23,090	—
Municipal and other tax-exempt securities	62,801	62,801	—	62,801	—
Other trading securities	32,106	32,106	—	32,106	—
Total trading securities	158,209	158,209	—	158,209	—
Investment securities:
Municipal and other tax-exempt	389,824	392,367	—	392,367	—
U.S. government agency residential mortgage-backed securities	30,867	32,133	—	32,133	—
Other debt securities	204,973	217,542	—	217,542	—
Total investment securities	625,664	642,042	—	642,042	—
Available for sale securities:
U.S. Treasury	1,000	1,000	1,000	—	—
Municipal and other tax-exempt	61,624	61,624	—	52,007	9,617
U.S. government agency residential mortgage-backed securities	6,339,449	6,339,449	—	6,339,449	—
Privately issued residential mortgage-backed securities	154,150	154,150	—	154,150	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,401,364	2,401,364	—	2,401,364	—
Other debt securities	4,150	4,150	—	—	4,150
Perpetual preferred stock	19,648	19,648	—	19,648	—
Equity securities and mutual funds	18,732	18,732	4,216	14,516	—
Total available for sale securities	9,000,117	9,000,117	5,216	8,981,134	13,767
Fair value option securities:
U.S. government agency residential mortgage-backed securities	436,324	436,324	—	436,324	—
U.S. Treasury	—	—	—	—	—
Total fair value option securities	436,324	436,324	—	436,324	—
Residential mortgage loans held for sale	502,571	502,571	—	494,598	7,973
Loans:
Commercial	9,775,721	9,605,218	—	—	9,605,218
Commercial real estate	3,033,497	3,011,614	—	—	3,011,614
Residential mortgage	1,884,728	1,913,482	—	—	1,913,482
Personal	430,190	426,983	—	—	426,983
Total loans	15,124,136	14,957,297	—	—	14,957,297
Allowance for loan losses	(201,087)	—	—	—	—
Loans, net of allowance	14,923,049	14,957,297	—	—	14,957,297
Mortgage servicing rights	198,694	198,694	—	—	198,694
Derivative instruments with positive fair value, net of cash margin	630,435	630,435	11,484	618,951	—
Deposits with no stated maturity	18,435,350	18,435,350	—	—	18,435,350
Time deposits	2,624,379	2,618,625	—	—	2,618,625
Other borrowed funds	5,108,872	5,088,104	—	—	5,088,104
Subordinated debentures	226,278	222,842	—	—	222,842
Derivative instruments with negative fair value, net of cash margin	620,277	620,277	1,080	619,197	—

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $217 million at June 30, 2016, $195 million at December 31, 2015 and $172 million at June 30, 2015. A summary of assumptions used in determining the fair value of loans follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
June 30, 2016:
Commercial	0.38% - 30.00%	0.69	0.55% - 3.68%
Commercial real estate	0.38% - 18.00%	0.73	0.80% - 3.65%
Residential mortgage	1.70% - 18.00%	1.97	1.25% - 3.75%
Personal	0.25% - 21.00%	0.35	0.71% - 3.91%

December 31, 2015:
Commercial	0.25% - 30.00%	0.62	0.52% - 4.34%
Commercial real estate	0.38% - 18.00%	0.73	0.95% - 3.93%
Residential mortgage	1.67% - 18.00%	2.42	0.86% - 4.25%
Personal	0.38% - 21.00%	0.37	1.19% - 4.11%

June 30, 2015:
Commercial	0.19% - 30.00%	0.63	0.49% - 4.42%
Commercial real estate	0.38% - 18.00%	0.76	1.01% - 3.77%
Residential mortgage	1.25% - 18.00%	2.20	0.97% - 3.99%
Personal	0.38% - 21.00%	0.42	0.78% - 4.16%

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

A summary of assumptions used in determining the fair value of time deposits follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
June 30, 2016	0.03% - 9.64%	2.15	1.16% - 1.43%
December 31, 2015	0.02% - 5.50%	1.78	1.11% - 1.57%
June 30, 2015	0.02% - 9.64%	1.68	0.80% - 1.30%

 Other Borrowings and Subordinated Debentures

The fair values of these instruments are based upon discounted cash flow analyses using interest rates currently being offered on similar instruments which are considered Significant Unobservable Inputs. A summary of assumptions used in determining the fair value of other borrowing and subordinated debentures follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
June 30, 2016:
Other borrowed funds	0.25% - 3.28%	0.02	0.30% - 2.92%
Subordinated debentures	1.32% - 5.38%	8.35	2.16% - 5.38%

December 31, 2015:
Other borrowed funds	0.25% - 3.40%	0.00	0.20% - 2.89%
Subordinated debentures	1.05%	1.37	2.12%

June 30, 2015:
Other borrowed funds	0.25% - 5.07%	0.00	0.08% - 2.65%
Subordinated debentures	0.96%	1.88	1.79%

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at June 30, 2016, December 31, 2015 or June 30, 2015.
Fair Value Election

As more fully disclosed in Note 2 and Note 6 to the Consolidated Financial Statements, the Company has elected to carry all residential mortgage-backed securities guaranteed by U.S. government agencies and U.S. Treasury securities held as economic hedges against changes in the fair value of mortgage servicing rights and all residential mortgage loans originated for sale at fair value. Changes in the fair value of these financial instruments are recognized in earnings.

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2016 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,037,433	$5,275	0.52%	$2,045,761	$2,672	0.26%
Trading securities	212,954	1,502	2.13%	134,142	1,271	2.17%
Investment securities
Taxable	228,460	6,244	5.47%	239,195	6,577	5.50%
Tax-exempt	346,468	3,862	2.23%	396,422	3,089	1.56%
Total investment securities	574,928	10,106	3.52%	635,617	9,666	3.04%
Available for sale securities
Taxable	8,848,806	88,277	2.04%	8,997,344	85,460	1.94%
Tax-exempt	71,967	1,738	5.01%	84,785	1,759	4.31%
Total available for sale securities	8,920,773	90,015	2.06%	9,082,129	87,219	1.96%
Fair value option securities	409,456	4,651	2.29%	420,119	4,323	2.22%
Restricted equity securities	306,833	8,174	5.33%	200,766	5,825	5.80%
Residential mortgage loans held for sale	345,429	6,208	3.62%	406,482	6,841	3.38%
Loans[2]	16,127,563	286,889	3.58%	14,730,936	264,555	3.62%
Allowance for loan losses	(239,782)			(196,684)
Loans, net of allowance	15,887,781	286,889	3.63%	14,534,252	264,555	3.67%
Total earning assets	28,695,587	412,820	2.91%	27,459,268	382,372	2.82%
Receivable on unsettled securities sales	82,335			97,025
Cash and other assets	2,969,335			2,662,458
Total assets	$31,747,257			$30,218,751
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,673,849	$6,577	0.14%	$10,200,234	$4,662	0.09%
Savings	407,300	195	0.10%	373,878	197	0.11%
Time	2,332,082	13,767	1.19%	2,655,550	18,512	1.41%
Total interest-bearing deposits	12,413,231	20,539	0.33%	13,229,662	23,371	0.36%
Funds purchased	91,446	109	0.24%	66,504	29	0.09%
Repurchase agreements	636,952	161	0.05%	886,781	165	0.04%
Other borrowings	5,829,974	16,482	0.57%	3,545,381	5,500	0.31%
Subordinated debentures	229,581	1,588	1.39%	327,844	3,860	2.37%
Total interest-bearing liabilities	19,201,184	38,879	0.41%	18,056,172	32,925	0.37%
Non-interest bearing demand deposits	8,133,945			7,941,409
Due on unsettled securities purchases	125,931			178,084
Other liabilities	951,455			676,489
Total equity	3,334,742			3,366,597
Total liabilities and equity	$31,747,257			$30,218,751
Tax-equivalent Net Interest Revenue		$373,941	2.50%		$349,447	2.45%
Tax-equivalent Net Interest Revenue to Earning Assets			2.64%			2.58%
Less tax-equivalent adjustment		8,757			5,990
Net Interest Revenue		365,184			343,457
Provision for credit losses		55,000			4,000
Other operating revenue		348,626			342,302
Other operating expense		499,625			447,378
Income before taxes		159,185			234,381
Federal and state income taxes		51,925			79,014
Net income		107,260			155,367
Net income (loss) attributable to non-controlling interests		(1,105)			1,294
Net income attributable to BOK Financial Corp. shareholders		$108,365			$154,073
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.64			$2.23
Diluted		$1.64			$2.23
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

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	June 30, 2016			March 31, 2016
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,022,028	$2,569	0.51%	$2,052,840	$2,706	0.53%
Trading securities	237,808	775	1.89%	188,100	727	2.47%
Investment securities
Taxable	227,103	3,069	5.41%	229,817	3,175	5.53%
Tax-exempt	335,288	1,878	2.25%	357,648	1,984	2.22%
Total investment securities	562,391	4,947	3.52%	587,465	5,159	3.51%
Available for sale securities
Taxable	8,819,135	43,345	2.01%	8,878,478	44,932	2.06%
Tax-exempt	70,977	862	5.06%	72,958	876	4.95%
Total available for sale securities	8,890,112	44,207	2.04%	8,951,435	45,808	2.08%
Fair value option securities	368,434	2,062	2.19%	450,478	2,589	2.38%
Restricted equity securities	319,136	3,863	4.84%	294,529	4,311	5.85%
Residential mortgage loans held for sale	401,114	3,508	3.53%	289,743	2,700	3.75%
Loans[2]	16,263,132	144,708	3.58%	15,991,993	142,181	3.57%
Allowance for loan losses	(245,448)			(234,116)
Loans, net of allowance	16,017,684	144,708	3.63%	15,757,877	142,181	3.63%
Total earning assets	28,818,707	206,639	2.91%	28,572,467	206,181	2.92%
Receivable on unsettled securities sales	49,568			115,101
Cash and other assets	3,117,767			2,820,903
Total assets	$31,986,042			$31,508,471
Liabilities and equity
Interest-bearing deposits:
Transaction	$9,590,855	$3,260	0.14%	$9,756,843	$3,317	0.14%
Savings	417,122	102	0.10%	397,479	93	0.09%
Time	2,297,621	6,635	1.16%	2,366,543	7,132	1.21%
Total interest-bearing deposits	12,305,598	9,997	0.33%	12,520,865	10,542	0.34%
Funds purchased	70,682	33	0.19%	112,211	76	0.27%
Repurchase agreements	611,264	72	0.05%	662,640	89	0.05%
Other borrowings	6,076,028	8,675	0.57%	5,583,917	7,807	0.56%
Subordinated debentures	232,795	878	1.52%	226,368	710	1.26%
Total interest-bearing liabilities	19,296,367	19,655	0.41%	19,106,001	19,224	0.40%
Non-interest bearing demand deposits	8,162,134			8,105,756
Due on unsettled securities purchases	93,812			158,050
Other liabilities	1,089,483			813,427
Total equity	3,344,246			3,325,237
Total liabilities and equity	$31,986,042			$31,508,471
Tax-equivalent Net Interest Revenue		$186,984	2.50%		$186,957	2.52%
Tax-equivalent Net Interest Revenue to Earning Assets			2.63%			2.65%
Less tax-equivalent adjustment		4,372			4,385
Net Interest Revenue		182,612			182,572
Provision for credit losses		20,000			35,000
Other operating revenue		188,882			159,744
Other operating expense		254,725			244,900
Income before taxes		96,769			62,416
Federal and state income taxes		30,497			21,428
Net income		66,272			40,988
Net income (loss) attributable to non-controlling interests		471			(1,576)
Net income attributable to BOK Financial Corp. shareholders		$65,801			$42,564
Earnings Per Average Common Share Equivalent:
Basic		$1.00			$0.64
Diluted		$1.00			$0.64
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

Three Months Ended
December 31, 2015			September 30, 2015			June 30, 2015
Average Balance	Revenue /Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate	Average Balance	Revenue / Expense[1]	Yield / Rate

$1,995,945	$1,466	0.29%	$2,038,611	$1,442	0.28%	$2,002,456	$1,250	0.25%
150,402	840	2.86%	179,098	945	2.70%	127,391	585	1.85%

232,566	3,144	5.41%	233,914	3,211	5.49%	236,956	3,251	5.49%
369,803	1,413	1.53%	382,177	1,468	1.54%	391,533	1,526	1.56%
602,369	4,557	3.03%	616,091	4,679	3.04%	628,489	4,777	3.05%

8,894,019	43,649	2.02%	8,862,917	43,473	1.99%	8,980,312	42,355	1.92%
77,071	786	4.22%	79,344	796	4.15%	82,694	838	4.21%
8,971,090	44,435	2.04%	8,942,261	44,269	2.01%	9,063,006	43,193	1.94%
435,449	2,461	2.32%	429,951	2,480	2.30%	435,294	2,320	2.17%
262,461	3,905	5.95%	255,610	3,802	5.95%	221,911	3,228	5.82%
310,425	2,968	3.85%	401,359	3,793	3.79%	464,269	3,892	3.37%
15,586,998	139,372	3.55%	15,192,311	135,498	3.54%	14,905,352	135,603	3.65%
(207,156)			(202,829)			(198,400)
15,379,842	139,372	3.60%	14,989,482	135,498	3.59%	14,706,952	135,603	3.70%
28,107,983	200,004	2.86%	27,852,463	196,908	2.83%	27,649,768	194,848	2.84%
62,228			64,591			94,374
2,909,965			2,852,679			2,719,930
$31,080,176			$30,769,733			$30,464,072

$9,527,491	$2,098	0.09%	$9,760,839	$2,061	0.08%	$10,063,589	$2,197	0.09%
382,284	89	0.09%	379,828	97	0.10%	381,833	103	0.11%
2,482,714	7,881	1.26%	2,557,874	8,573	1.33%	2,651,820	8,966	1.36%
12,392,489	10,068	0.32%	12,698,541	10,731	0.34%	13,097,242	11,266	0.35%
73,220	21	0.11%	70,281	15	0.08%	63,312	13	0.08%
623,921	68	0.04%	672,085	49	0.03%	773,977	61	0.03%
4,957,175	4,720	0.38%	4,779,981	3,637	0.30%	4,001,479	3,047	0.31%
226,332	644	1.13%	226,296	596	1.04%	307,903	1,695	2.21%
18,273,137	15,521	0.34%	18,447,184	15,028	0.32%	18,243,913	16,082	0.35%
8,312,961			7,994,607			7,996,717
248,811			90,135			151,369
884,652			838,612			690,604
3,360,615			3,399,195			3,381,469
$31,080,176			$30,769,733			$30,464,072
	$184,483	2.52%		$181,880	2.51%		$178,766	2.49%
		2.64%			2.61%			2.61%
	3,222			3,244			3,035
	181,261			178,636			175,731
	22,500			7,500			4,000
	161,115			163,436			176,285
	232,558			224,628			227,113
	87,318			109,944			120,903
	26,242			34,128			40,630
	61,076			75,816			80,273
	1,475			925			1,043
	$59,601			$74,891			$79,230

	$0.89			$1.09			$1.15
	$0.89			$1.09			$1.15

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015

Interest revenue	$202,267	$201,796	$196,782	$193,664	$191,813
Interest expense	19,655	19,224	15,521	15,028	16,082
Net interest revenue	182,612	182,572	181,261	178,636	175,731
Provision for credit losses	20,000	35,000	22,500	7,500	4,000
Net interest revenue after provision for credit losses	162,612	147,572	158,761	171,136	171,731
Other operating revenue
Brokerage and trading revenue	39,530	32,341	30,255	31,582	36,012
Transaction card revenue	34,950	32,354	32,319	32,514	32,778
Fiduciary and asset management revenue	34,813	32,056	31,165	30,807	32,712
Deposit service charges and fees	22,618	22,542	22,813	23,606	22,328
Mortgage banking revenue	38,224	34,430	25,039	33,170	36,846
Other revenue	13,352	11,904	14,233	12,978	11,871
Total fees and commissions	183,487	165,627	155,824	164,657	172,547
Other gains, net	1,307	1,560	2,329	1,161	1,457
Gain (loss) on derivatives, net	10,766	7,138	(732)	1,283	(1,032)
Gain (loss) on fair value option securities, net	4,279	9,443	(4,127)	5,926	(8,130)
Change in fair value of mortgage servicing rights	(16,283)	(27,988)	7,416	(11,757)	8,010
Gain on available for sale securities, net	5,326	3,964	2,132	2,166	3,433
Total other-than-temporary impairment losses	—	—	(2,114)	—	—
Portion of loss recognized in other comprehensive income	—	—	387	—	—
Net impairment losses recognized in earnings	—	—	(1,727)	—	—
Total other operating revenue	188,882	159,744	161,115	163,436	176,285
Other operating expense
Personnel	142,490	135,843	133,182	129,062	132,695
Business promotion	6,703	5,696	8,416	5,922	7,765
Charitable contributions to BOKF Foundation	—	—	—	796	—
Professional fees and services	14,158	11,759	10,357	10,147	9,560
Net occupancy and equipment	19,677	18,766	19,356	18,689	18,927
Insurance	7,129	7,265	5,415	4,864	5,116
Data processing and communications	32,802	32,017	31,248	30,708	30,655
Printing, postage and supplies	3,889	3,907	3,108	3,376	3,553
Net losses and operating expenses of repossessed assets	1,588	1,070	343	267	223
Amortization of intangible assets	2,624	1,159	1,090	1,089	1,090
Mortgage banking costs	15,809	12,379	11,496	9,107	8,227
Other expense	7,856	15,039	8,547	10,601	9,302
Total other operating expense	254,725	244,900	232,558	224,628	227,113
Net income before taxes	96,769	62,416	87,318	109,944	120,903
Federal and state income taxes	30,497	21,428	26,242	34,128	40,630
Net income	66,272	40,988	61,076	75,816	80,273
Net income (loss) attributable to non-controlling interests	471	(1,576)	1,475	925	1,043
Net income attributable to BOK Financial Corporation shareholders	$65,801	$42,564	$59,601	$74,891	$79,230

Earnings per share:
Basic	$1.00	$0.64	$0.89	$1.09	$1.15
Diluted	$1.00	$0.64	$0.89	$1.09	$1.15
Average shares used in computation:
Basic	65,245,887	65,296,541	66,378,380	67,668,076	68,096,341
Diluted	65,302,926	65,331,428	66,467,729	67,762,483	68,210,353

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2016	—	$—	—	3,125,926
May 1 to May 31, 2016	140,000	$57.41	—	2,985,926
June 1 to June 30, 2016	165,169	$58.93	—	2,820,757
Total	305,169		—

[1]
On October 1, 2015, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of June 30, 2016, the Company had repurchased 2,179,243 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.

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

Date:        July 29, 2016

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer