Form 10-Q
period 2017-03-31
BOK FINANCIAL CORP ET AL
filed 2017-04-28
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer  ☒                                               Accelerated filer           ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,408,019 shares of common stock ($.00006 par value) as of March 31, 2017.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2017

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $88.4 million or $1.35 per diluted share for the first quarter of 2017, compared to $42.6 million or $0.64 per diluted share for the first quarter of 2016 and $50.0 million or $0.76 per diluted share for the fourth quarter of 2016.

Highlights of the first quarter of 2017 included:

•
Net interest revenue totaled $201.2 million for the first quarter of 2017, up from $182.6 million in the first quarter of 2016 and $194.2 million in the fourth quarter of 2016. The increase in net interest revenue over the prior year was driven by both growth in average earning assets and improving yields. Average earning assets were $29.6 billion for the first quarter of 2017 and $28.6 billion for the first quarter of 2016. Net interest margin was 2.81 percent for the first quarter of 2017. Net interest margin was 2.65 percent for the first quarter of 2016 and 2.69 percent for the fourth quarter of 2016.

•
Fees and commissions revenue totaled $164.4 million for the first quarter of 2017, up $1.1 million over the first quarter of 2016. Growth in fiduciary and asset management revenue and brokerage and trading revenue was partially offset by lower mortgage banking revenue. Fees and commissions revenue increased $2.3 million over the fourth quarter of 2016. Brokerage and trading revenue for the fourth quarter of 2016 included the $5.0 million negative impact of an unexpected 85 basis point increase in the 10-year U.S. Treasury interest rate and related rates. Growth in fiduciary and asset management revenue was offset by a decrease in mortgage banking revenue and transaction card revenue.

•
The change in the fair value of mortgage servicing rights, net of economic hedges, increased pre-tax net income by $188 thousand in the first quarter of 2017. The improvement versus prior quarters was driven primarily by materially higher long–term interest rates and a relatively stable rate environment during the quarter. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased pre-tax net income by $11.4 million in the first quarter of 2016, largely driven by a decrease in mortgage interest rates during the first quarter of 2016 and a narrowing of the forward-looking spread between the primary mortgage interest rates offered to borrowers and secondary mortgage interest rates required by investors. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased pre-tax net income by $17.0 million in the fourth quarter of 2016. The unexpected increase in long-term interest rates increased the fair value of our mortgage servicing rights by $39.8 million. The fair value of our economic hedges decreased $56.8 million.

•
Operating expense totaled $244.7 million for the first quarter of 2017, an increase of $2.1 million over the first quarter of 2016. Personnel expense increased $2.9 million and non-personnel expense decreased $722 thousand. Operating expense decreased $20.8 million compared to the fourth quarter of 2016. Expenses related to the Mobank acquisition, severance and a contribution to the BOKF Foundation added $11.7 million to the fourth quarter of 2016. Excluding these items, operating expense decreased $9.1 million, primarily due to lower mortgage banking and deposit insurance costs.

•
Income tax expense was $38.1 million or 30.1% of net income before taxes for the first quarter of 2017, compared to $21.4 million or 34.3% in the first quarter of 2016 and $22.5 million or 31.1% in the fourth quarter of 2016. The first quarter included a $3.9 million benefit related to the implementation of a new accounting standard that includes the tax effect of vested equity compensation awards in income tax expense. Previously the tax effect of these awards was included in stockholders' equity.

•
No provision for credit losses was recorded in the first quarter of 2017 or the fourth quarter of 2016 based on continued improvement in credit metric trends. A $35.0 million provision for credit losses was recorded in the first quarter of 2016 due to falling energy prices. Gross charge-offs were $2.2 million in the first quarter of 2017, $24.0 million in the first quarter of 2016 and $1.7 million in the fourth quarter of 2016. Recoveries were $2.9 million in the first quarter of 2017, compared to $1.5 million in the first quarter of 2016 and $2.8 million in the fourth quarter of 2016.

•
The combined allowance for credit losses totaled $258 million or 1.52 percent of outstanding loans at March 31, 2017, compared to $257 million or 1.52 percent of outstanding loans at December 31, 2016.

•
Nonperforming assets that are not guaranteed by U.S. government agencies totaled $240 million or 1.43 percent of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at March 31, 2017 and $263 million or 1.56 percent of outstanding loans and repossessed assets (excluding those guaranteed by U.S. government agencies) at December 31, 2016. The decrease in nonperforming assets was primarily due to a $22 million decrease in nonaccruing energy loans during the first quarter.

•
Average loans increased by $412 million over the previous quarter, primarily due to a full quarter's impact of the Mobank acquisition. Period-end outstanding loan balances were $17.0 billion at March 31, 2017, largely unchanged compared to December 31, 2016.

•
Average deposits grew by $666 million over the previous quarter primarily, including $390 million related to the impact of a full quarter of deposits from the Mobank acquisition. Excluding this impact, growth in interest-bearing transaction account balances and time deposits was partially offset by a decrease in demand deposit balances. Period-end deposits were $22.6 billion at March 31, 2017, a $173 million decrease compared to December 31, 2016.

•
The Company's common equity Tier 1 ratio was 11.60% at March 31, 2017. In addition, the Company's Tier 1 capital ratio was 11.60%, total capital ratio was 13.26% and leverage ratio was 8.89% at March 31, 2017. The Company's common equity Tier 1 ratio was 11.21% at December 31, 2016. In addition, the Company's Tier 1 capital ratio was 11.21%, total capital ratio was 12.81% and leverage ratio was 8.72% at December 31, 2016.

•
The Company paid a regular quarterly cash dividend of $29 million or $0.44 per common share during the first quarter of 2017. On April 25, 2017, the board of directors approved a regular quarterly cash dividend of $0.44 per common share payable on or about May 26, 2017 to shareholders of record as of May 12, 2017.

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

Net interest revenue totaled $201.2 million for the first quarter of 2017, up from $182.6 million in first quarter of 2016 and $194.2 million in the fourth quarter of 2016. Net interest margin was 2.81 percent for the first quarter of 2017, 2.65 percent for the first quarter of 2016 and 2.69 percent for the fourth quarter of 2016.

Tax-equivalent net interest revenue increased $18.7 million over the first quarter of 2016. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities. Tax-equivalent net interest revenue increased $13.7 million primarily due to the growth in average loan and trading securities balances. Changes in interest rates and yields increased net interest revenue by $4.9 million. The benefit of an increase in short-term interest rates on the loan portfolio and interest-bearing cash and cash equivalents was partially offset by higher borrowing costs.

The tax-equivalent yield on earning assets was 3.15 percent for the first quarter of 2017, up 23 basis points over the first quarter of 2016 primarily due to an increase in the federal funds rate by the Federal Reserve in the fourth quarter of 2016. Loan yields increased 31 basis points to 3.88 percent primarily due to the growth in variable rate loans and an increase in short-term interest rates. The yield on interest-bearing cash and cash equivalents increased 29 basis points. The available for sale securities portfolio yield decreased 3 basis points to 2.05 percent. Funding costs were up 12 basis points over the first quarter of 2016. Growth in the cost of interest-bearing deposits was limited to 1 basis point by a lack of market pricing pressure. The cost of other borrowed funds increased 25 basis points.  The cost of the subordinated debt was up 442 basis points as lower variable rate debt was replaced in the second quarter of 2016 by higher fixed rate debt. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 18 basis points for the first quarter of 2017, up 5 basis points over the first quarter of 2016. Average non-interest bearing deposits comprised 28% of total liabilities and equity for the first quarter of 2017, up from 26% for the first quarter of 2016.

Average earning assets for the first quarter of 2017 increased $1.0 billion or 4 percent over the first quarter of 2016, including $570 million related to the Mobank acquisition. Average loans, net of allowance for loan losses, increased $1.1 billion due primarily to growth in commercial real estate and commercial loans and included $486 million related to the Mobank acquisition. The average balance of trading securities increased $391 million primarily due to the addition of a new group trading in U.S. agency residential mortgage-backed securities in the third quarter of 2016. The average balance of available for sale securities decreased $384 million. The average balance of residential mortgage loans held for sale decreased $69 million and the investment securities portfolio balance decreased $57 million.

Average deposits increased $1.7 billion over the first quarter of 2016. Demand deposit balances grew by $996 million and interest-bearing transaction account balances increased, $811 million, partially offset by a $108 million decrease in average time deposits. Savings account balances also grew over the prior year. Average borrowed funds decreased $42 million compared to the first quarter of 2016. Increased borrowings from the Federal Home Loan Banks were partially offset by decreased repurchase agreement and federal funds purchased balances. The average balance of subordinated debentures decreased $82 million.

Net interest margin increased 12 basis points over the fourth quarter of 2016. The yield on average earning assets increased 17 basis points. The loan portfolio yield increased by 21 basis points to 3.88 percent primarily due to increases in the 30 day and 90 day LIBOR and improved energy loan yields. The yield on the available for sale securities portfolio increased 5 basis points to 2.05 percent. The yield on interest-bearing cash and cash equivalents increased 27 basis points. Funding costs were 0.52 percent, up 8 basis points over the prior quarter. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities increased 3 basis points over the prior quarter.
Average earning assets increased $416 million over the fourth quarter of 2016. Average loan balances increased $412 million, primarily due a full quarter's impact of the Mobank acquisition. The average balance of fair value option securities held as an economic hedge of our mortgage servicing rights increased $206 million. Average trading securities portfolio balances increased $103 million and interest-bearing cash and cash equivalents balances were up $55 million. These increases were offset by a $200 million decrease in available for sale securities portfolio balances and a $125 million decrease in the average balance of residential mortgage loans held for sale.
Average deposits increased $666 million over the previous quarter. Interest-bearing transaction account balances increased $587 million and time deposit balances increased $82 million, partially offset by a $23 million decrease in demand deposit balances. The average balance of borrowed funds decreased $378 million compared to the fourth quarter of 2016 primarily due to decreased borrowings from the Federal Home Loan Banks.

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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended March 31, 2017 / 2016
		Change Due To1
	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$1,538	$58	$1,480
Trading securities	4,642	5,488	(846)
Investment securities:
Taxable securities	(162)	(111)	(51)
Tax-exempt securities	(91)	(279)	188
Total investment securities	(253)	(390)	137
Available for sale securities:
Taxable securities	(2,005)	(1,200)	(805)
Tax-exempt securities	(148)	(211)	63
Total available for sale securities	(2,153)	(1,411)	(742)
Fair value option securities	(209)	(93)	(116)
Restricted equity securities	(2)	246	(248)
Residential mortgage loans held for sale	(864)	(606)	(258)
Loans	21,938	9,891	12,047
Total tax-equivalent interest revenue	24,637	13,183	11,454
Interest expense:
Transaction deposits	1,897	367	1,530
Savings deposits	(6)	7	(13)
Time deposits	(1,079)	(350)	(729)
Funds purchased	(12)	(53)	41
Repurchase agreements	(57)	(13)	(44)
Other borrowings	3,926	211	3,715
Subordinated debentures	1,315	(703)	2,018
Total interest expense	5,984	(534)	6,518
Tax-equivalent net interest revenue	18,653	13,717	4,936
Change in tax-equivalent adjustment	43
Net interest revenue	$18,610

[1]	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $170.3 million for the first quarter of 2017, a $12.9 million increase over the first quarter of 2016 and a $26.5 million increase over the fourth quarter of 2016. Fees and commissions revenue was up $1.1 million over the first quarter of 2016 and increased $2.3 million over the prior quarter. The change in the fair value of mortgage servicing rights, net of economic hedges, increased other operating revenue by $188 thousand in the first quarter of 2017, decreased other operating revenue by $11.4 million in the first quarter of 2016 and decreased other operating revenue $17.0 million in the fourth quarter of 2016.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2016	Increase (Decrease)	% Increase (Decrease)
	2017	2016
Brokerage and trading revenue	$33,623	$32,341	$1,282	4%	$28,500	$5,123	18%
Transaction card revenue	32,127	32,354	(227)	(1)%	34,521	(2,394)	(7)%
Fiduciary and asset management revenue	38,631	32,056	6,575	21%	34,535	4,096	12%
Deposit service charges and fees	23,030	22,542	488	2%	23,365	(335)	(1)%
Mortgage banking revenue	25,191	32,100	(6,909)	(22)%	28,414	(3,223)	(11)%
Other revenue	11,752	11,904	(152)	(1)%	12,693	(941)	(7)%
Total fees and commissions revenue	164,354	163,297	1,057	1%	162,028	2,326	1%
Other gains (losses), net	3,627	1,560	2,067	N/A	(1,279)	4,906	N/A
Gain (loss) on derivatives, net	(450)	7,138	(7,588)	N/A	(35,815)	35,365	N/A
Gain (loss) on fair value option securities, net	(1,140)	9,443	(10,583)	N/A	(20,922)	19,782	N/A
Change in fair value of mortgage servicing rights	1,856	(27,988)	29,844	N/A	39,751	(37,895)	N/A
Gain on available for sale securities, net	2,049	3,964	(1,915)	N/A	(9)	2,058	N/A
Total other operating revenue	$170,296	$157,414	$12,882	8%	$143,754	$26,542	18%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 45 percent of total revenue for the first quarter of 2017, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, increased $1.3 million or 4 percent over the first quarter of 2016.

Trading revenue includes net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers and related derivative instruments. Trading revenue was $11.0 million for the first quarter of 2017, a $1.9 million or 15 percent decrease compared to the first quarter of 2016. The Company added a new group trading in U.S. government agency residential mortgage-backed securities and related to-be-announced derivatives in the third quarter of 2016. The addition of this group added $2.5 million of net interest revenue and $769 thousand of trading revenue in the first quarter. This new group increased our trading securities portfolio by $550 million and receivable for unsettled trades by $215 million at March 31, 2017. This increase was offset by lower volumes of U.S. agency residential mortgage-backed securities sold to our institutional customers.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $11.6 million for the first quarter of 2017, a $2.8 million or 31 percent increase over the first quarter of 2016 primarily due to increased hedging activity by our energy customers.

Revenue earned from retail brokerage transactions increased $393 thousand or 6 percent over the first quarter of 2016 to $6.9 million. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each product type. The increase in revenue due to transaction volume growth was partially offset by a change in product mix to products that pay a lower commission rate. In addition, volume has shifted from sales of products that pay a one-time transaction fee to accounts that pay us an on-going management fee.

Investment banking revenue, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $4.1 million for the first quarter of 2017, largely unchanged compared to the first quarter of 2016. Investment banking revenue is primarily related to the timing and volume of completed transactions.

Brokerage and trading revenue increased $5.1 million over the fourth quarter of 2016 primarily due to a $5.3 million increase in trading revenue. The fourth quarter of 2016 included the $5.0 million decrease in the fair value of trading assets caused by an unexpected 85 basis point increase in the 10-year Treasury interest rate and related rates. Customer hedging revenue increased $570 thousand. An increase in the valuation of energy derivative contracts was partially offset by a decrease in volumes of contracts with our mortgage banking customers. Retail brokerage fees were up $995 thousand over the prior quarter. Investment banking revenue decreased $1.7 million primarily due to the timing and volume of completed transactions.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the first quarter of 2017 was largely unchanged compared to the first quarter of 2016. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $16.3 million, unchanged from the prior year. Merchant services fees totaled $11.0 million, a $178 thousand or 2 percent decrease based on lower transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $4.7 million, an increase of $83 thousand or 2 percent over the first quarter of 2016.
Transaction card revenue decreased $2.4 million compared to the prior quarter, primarily due to a seasonal decrease in transaction volumes on our TransFund EFT network and from processing transactions on behalf of merchants.

Fiduciary and asset management revenue grew by $6.6 million or 21 percent over the first quarter of 2016, primarily due to growth in assets under management, improved pricing discipline and decreased fee waivers. We earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and Cavanal Hill Distributors, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. We have voluntarily waived administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment. Waived fees totaled $445 thousand for the first quarter of 2017, compared to $2.0 million for the first quarter of 2016 and $1.4 million for the fourth quarter of 2016. The decrease in fee waivers was related to increased interest rates as a result of the Federal Reserve's federal funds rate increases. In addition, our mineral management team recognized revenue of $800 thousand during the first quarter of 2017 from the successful completion of lease negotiations.

Fiduciary and asset management revenue increased $4.1 million compared to the fourth quarter of 2016 primarily due to growth in assets under management and decreased fee waivers.

The fair value of fiduciary assets administered by the Company totaled $44.4 billion at March 31, 2017, $39.1 billion at March 31, 2016 and $41.8 billion at December 31, 2016. Fiduciary assets are assets for which the Company possesses investment discretion on behalf of another or any other similar capacity.

Deposit service charges and fees were $23.0 million for the first quarter of 2017, an increase of $488 thousand or 2 percent over the first quarter of 2016. Commercial account service charge revenue totaled $11.6 million, up $308 thousand or 3 percent. Overdraft fees were $9.7 million for the first quarter of 2017, an increase of $105 thousand or 1 percent. Service charges on deposit accounts with a standard monthly fee were $1.7 million, an increase of $76 thousand or 5 percent. Deposit service charges and fees decreased $335 thousand compared to the prior quarter primarily due to a seasonal decrease in overdraft fee volumes, partially offset by an increase in commercial account service charge revenue.

Mortgage banking revenue decreased $6.9 million or 22% compared to the first quarter of 2016. Mortgage production revenue decreased $8.1 million. Mortgage loan production volumes decreased $771 million due primarily to a strategic decision to exit the correspondent lending channel during the third quarter of 2016 based on careful consideration of continued pressure on margins and due to the competitive landscape and regulatory costs. Gains on sale margins increased 2 basis points over the prior year. The margin increase was primarily due to exiting the correspondent lending channel, the lowest margin of our three sales channels, partially offset by a decrease in margins from our Home Direct online origination channel. Mortgage servicing revenue was up $1.2 million or 8 percent over the first quarter of 2016. The outstanding principal balance of mortgage loans serviced for others totaled $22.0 billion, an increase of $1.7 billion or 8.5%.
Mortgage banking revenue decreased $3.2 million compared to the fourth quarter of 2016. Mortgage production revenue decreased $3.4 million. Production volume decreased $103.1 million in response to higher average primary mortgage interest rates. Gains on sale margins narrowed due to increased competition, largely in the Home Direct online channel. Revenue from mortgage loan servicing grew by $171 thousand due to an increase in the volume of loans serviced. The outstanding balance of mortgage loans serviced for others increased $17 million over December 31, 2016.

Table 3 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Dec. 31,	Increase (Decrease)		% Increase (Decrease)
	2017	2016
Mortgage production revenue	$8,543	$16,647	$(8,104)		(49)%	$11,937	$(3,394)		(28)%

Mortgage loans funded for sale	$711,019	$1,244,015				$1,189,975
Add: Current period end outstanding commitments	381,732	902,986				318,359
Less: Prior period end outstanding commitments	318,359	601,147				630,804
Total mortgage production volume	$774,392	$1,545,854	$(771,462)		(50)%	$877,530	$(103,138)		(12)%

Mortgage loan refinances to mortgage loans funded for sale	44%	49%	(5	) bps		63%	(19	) bps
Gains on sale margin	1.10%	1.08%	2	bps		1.36%	(26	) bps
Primary mortgage interest rates:
Average	4.17%	3.74%	43	bps		3.83%	34	bps
Period end	4.14%	3.71%	43	bps		4.32%	(18	) bps

Mortgage servicing revenue	$16,648	$15,453	$1,195		8%	$16,477	$171		1%
Average outstanding principal balance of mortgage loans serviced for others	22,006,295	19,986,444	2,019,851		10%	21,924,552	81,743		—%

Average mortgage servicing revenue rates	0.31%	0.31%	—			0.30%	1	bps

[1]	Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Primary rates disclosed in Table 3 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net gains on other assets, securities and derivatives

Other net gains totaled $3.6 million in the first quarter of 2017, related to holdings of two consolidated private equity funds and the sale of certain merchant banking investments in the first quarter of 2017. The sales of merchant banking investments included a consolidated entity that reduced goodwill by $2.7 million, identifiable intangible assets by $4.6 million and other assets by $5.6 million.

In the first quarter of 2017, we recognized a $2.0 million net gain from sales of $240 million of available for sale securities. Securities were sold either because they had reached their expected maximum potential or to move into securities that are expected to perform better in the current rate environment. In the first quarter of 2016, we recognized a $4.0 million net gain from sales of $469 million of available for sale securities. There were no sales of available for sale securities in the fourth quarter of 2016.

As discussed in the Market Risk section following, the fair value of our mortgage servicing rights ("MSRs") changes in response to changes in primary mortgage loan rates and other assumptions. We attempt to mitigate the earnings volatility caused by changes in the fair value of MSRs to a $20 million limit approved by the Board of Directors by designating certain financial instruments as an economic hedge. Changes in the fair value of these instruments are generally expected to partially offset changes in the fair value of MSRs.
The net economic benefit of the changes in fair value of mortgage servicing rights and related economic hedges was $1.5 million in the first quarter of 2017, including a $1.9 million increase in the fair value of the mortgage servicing rights, a $1.7 million decrease in the fair value of securities and derivative contracts held as an economic hedge and $1.3 million of related net interest revenue. The improvement over the prior quarter was due primarily to materially higher long-term interest rates and a relatively stable rate environment during the first quarter.

The net economic cost of changes in the fair value of mortgage servicing rights and related economic hedges was $9.4 million for the first quarter of 2016. The fair value of mortgage servicing rights decreased $28.0 million.The fair value of securities and interest rate derivative contracts held as an economic hedge increased $16.6 million. Net interest earned on securities held as an economic hedge was $2.0 million. Both period end primary and secondary residential mortgage interest rates fell during the first quarter of 2016. However, we observed a narrowing of the forward-looking spreads, a risk that we cannot effectively hedge.

The net economic cost of changes in the fair value of mortgage servicing rights and related economic hedges was $16.9 million for the fourth quarter of 2016. The fair value of mortgage servicing rights increased by $39.8 million, primarily due to an increase in residential mortgage rates. The fair value of securities and interest rate derivative contracts held as an economic hedge decreased by $56.8 million. The significant increase in long-term interest rates in the fourth quarter resulted in a loss on this hedge, partially offset by an increase in the fair value of mortgage servicing rights.

Table 4 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	March 31, 2017	Dec. 31, 2016	March 31, 2016
Gain (loss) on mortgage hedge derivative contracts, net	$(528)	$(35,868)	$7,138
Gain (loss) on fair value option securities, net	(1,140)	(20,922)	9,443
Gain (loss) on economic hedge of mortgage servicing rights, net	(1,668)	(56,790)	16,581
Gain (loss) on change in fair value of mortgage servicing rights	1,856	39,751	(27,988)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	188	(17,039)	(11,407)
Net interest revenue on fair value option securities[1]	1,271	114	2,033
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$1,459	$(16,925)	$(9,374)

Other Operating Expense

Other operating expense for the first quarter of 2017 totaled $244.7 million, a $2.1 million or 1 percent increase over the first quarter of 2016. Personnel expenses increased $2.9 million or 2 percent. Non-personnel expenses decreased $722 thousand or 1 percent compared to the prior year. The first quarter of 2016 included $4.1 million of litigation accruals and $2.8 million post-acquisition valuation adjustments to a consolidated merchant banking investment, $1.1 million of which is attributable to non-controlling interests.

Operating expenses decreased $20.8 million compared to the previous quarter. Expenses related to the completion of the Mobank acquisition were $2.0 million in the first quarter of 2017 and $4.7 million in the fourth quarter of 2016. In addition, operating expenses in the fourth quarter of 2016 included $5.0 million of severance and other expenses related to staff reductions and a $2.0 million contribution to the BOKF Foundation.

The discussion following excludes the impact of these items.

Table 5 – Other Operating Expense
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2016	Increase (Decrease)	% Increase (Decrease)
	2017	2016
Regular compensation	$83,228	$80,559	$2,669	3%	$87,328	$(4,100)	(5)%
Incentive compensation:
Cash-based	28,836	28,972	(136)	—%	33,270	(4,434)	(13)%
Share-based	1,603	2,022	(419)	(21)%	2,902	(1,299)	(45)%
Deferred compensation	792	69	723	N/A	348	444	N/A
Total incentive compensation	31,231	31,063	168	1%	36,520	(5,289)	(14)%
Employee benefits	21,966	21,940	26	—%	17,284	4,682	27%
Total personnel expense	136,425	133,562	2,863	2%	141,132	(4,707)	(3)%
Business promotion	6,717	5,696	1,021	18%	7,344	(627)	(9)%
Charitable contributions to BOKF Foundation	—	—	—	N/A	2,000	(2,000)	N/A
Professional fees and services	12,379	11,759	620	5%	16,828	(4,449)	(26)%
Net occupancy and equipment	21,624	18,766	2,858	15%	21,470	154	1%
Insurance	6,404	7,265	(861)	(12)%	8,705	(2,301)	(26)%
Data processing and communications	33,940	32,017	1,923	6%	33,691	249	1%
Printing, postage and supplies	3,851	3,907	(56)	(1)%	3,998	(147)	(4)%
Net losses (gains) and operating expenses of repossessed assets	1,009	1,070	(61)	(6)%	1,627	(618)	(38)%
Amortization of intangible assets	1,802	1,159	643	55%	1,558	244	16%
Mortgage banking costs	13,003	12,330	673	5%	17,348	(4,345)	(25)%
Other expense	7,557	15,039	(7,482)	(50)%	9,846	(2,289)	(23)%
Total other operating expense	$244,711	$242,570	$2,141	1%	$265,547	$(20,836)	(8)%

Average number of employees (full-time equivalent)	4,910	4,821	89	2%	4,893	17	—%

Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $3.0 million or 2 percent over the first quarter of 2016. The average number of employees increased 2 percent over the prior year. Recent additions from the Mobank acquisition and in mortgage and technology were partially offset by the impact of staff reductions in the fourth quarter of 2016. In addition, standard annual merit increases in regular compensation were effective for the majority of our staff on March 1.

Incentive compensation was largely unchanged compared to the first quarter of 2016. Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation was unchanged compared to the first quarter of 2016.

Share-based compensation expense represents expense for equity awards based on grant-date fair value. Non-vested shares generally cliff vest in 3 years and are subject to a two year holding period after vesting. Compensation costs related to certain shares is variable based on changes in the the fair value of BOK Financial common shares. Share-based compensation expense decreased $419 thousand or 21% compared to the prior year, primarily due to the decrease in the vesting probability of certain performance-based share awards.

The Company currently offers a deferred compensation plan for certain executive and senior officers. Deferred compensation expense increased $723 thousand. Deferred compensation expense is largely offset by changes in the fair value of assets held in rabbi trusts for the benefit of participants included in other income in the consolidated statements of earnings.

Employee benefits expense was also largely unchanged compared to the first quarter of 2016. Increased payroll tax expense and retirement plan costs were offset by a decrease in employee medical costs.
Personnel expense increased $1.9 million over the fourth quarter of 2016. Employee benefit costs were up $4.7 million primarily due to a seasonal increase in payroll tax expense and increased employee retirement plan costs, partially offset by lower employee medical costs. Regular compensation increased $2.5 million and included a full quarter impact of the Mobank acquisition. Incentive compensation expense decreased $5.3 million primarily due to lower cash-based incentive compensation expense and share-based compensation expense.

Non-personnel operating expenses

Non-personnel operating expenses increased $4.3 million or 4 percent over the first quarter of 2016. Occupancy and equipment expense increased $2.7 million and data processing and communications expense increased $1.9 million. The increases were primarily due to information technology infrastructure and cybersecurity project costs. Deposit insurance expense decreased $861 thousand. The benefit of decreased criticized and classified assets levels related to the stabilization of energy prices was partially offset by a new surcharge for banks with more than $10 billion in assets that became effective in the third quarter of 2016.
Non-personnel expense decreased $13.1 million compared to the fourth quarter of 2016. Mortgage banking expense decreased $4.3 million, primarily due to the effect of slowing actual residential mortgage loan prepayments on the fair value of mortgage servicing rights. Deposit insurance expense was $2.3 million lower due to improvements in credit quality and other risk factors. Professional fees were down $2.3 million and other expense decreased $2.3 million.

Income Taxes

The Company's income tax expense from continuing operations was $38.1 million or 30.1% of book taxable income for the first quarter of 2017 compared to $21.4 million or 34.3% of book taxable income for the first quarter of 2016 and $22.5 million or 31.1% of book taxable income for the fourth quarter of 2016. The first quarter of 2017 included a $3.9 million benefit related to the implementation of a new accounting standard that includes the tax effect of vested equity compensation awards in income tax expense. Previously, the tax effect of these awards was included in stockholders' equity. The tax benefit resulted from an increase in the company's stock price to over $80 per share which exceeded compensation costs based on grant date fair value of these awards. Additionally, awards granted in two different years vested in the first quarter of 2017. Excluding this benefit, tax expense would have been 33.2% of book taxable income for the first quarter of 2017. The accounting standard was adopted prospectively without restatement of prior periods.

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

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $17 million at March 31, 2017, $16 million at December 31, 2016 and $13 million at March 31, 2016.
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

We allocate resources and evaluate the performance of our lines of business using the net direct contribution, which includes the allocation of funds, actual net credit losses and capital costs. In addition, we measure the performance of our business lines after allocation of certain indirect expenses and taxes based on statutory rates.

The cost of funds borrowed from the Funds Management unit by the operating lines of business is transfer priced at rates that approximate market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

The value of funds provided by the operating lines of business to the Funds Management unit is also based on rates that approximate wholesale market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on LIBOR or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their re-pricing characteristics reflected in a combination of the short-term LIBOR rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short term LIBOR rate and longer duration products are weighted towards the intermediate swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years.

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

As shown in Table 6, net income attributable to our lines of business increased $38.8 million or 88 percent over the first quarter of 2016. Net interest revenue grew by $23.8 million over the prior year. Other operating revenue was relatively flat while operating expenses decreased $6.1 million and net charge-offs decreased $23.3 million.

Table 6 -- Net Income by Line of Business
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Commercial Banking	$63,916	$37,054
Consumer Banking	4,746	109
Wealth Management	14,283	6,977
Subtotal	82,945	44,140
Funds Management and other	5,411	(1,576)
Total	$88,356	$42,564

Commercial Banking

Commercial Banking contributed $63.9 million to consolidated net income in the first quarter of 2017, an increase of $26.9 million or 73% over the first quarter of 2016. Commercial Banking had net recoveries of $1.5 million in the first quarter of 2017 compared to net charge-offs of $21.6 million in the first quarter of 2016. Growth in net interest revenue and lower operating expense also contributed to increased net direct contribution by Commercial Banking.

Table 7 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2017	2016
Net interest revenue from external sources	$134,704	$116,637	$18,067
Net interest expense from internal sources	(16,793)	(14,632)	(2,161)
Total net interest revenue	117,911	102,005	15,906
Net loans charged off (recovered)	(1,462)	21,572	(23,034)
Net interest revenue after net loans charged off (recovered)	119,373	80,433	38,940

Fees and commissions revenue	44,473	45,476	(1,003)
Other gains (losses), net	1,797	(368)	2,165
Other operating revenue	46,270	45,108	1,162

Personnel expense	27,027	26,628	399
Non-personnel expense	25,409	29,442	(4,033)
Other operating expense	52,436	56,070	(3,634)

Net direct contribution	113,207	69,471	43,736
Gain on financial instruments, net	38	—	38
Loss on repossessed assets, net	(5)	(82)	77
Corporate expense allocations	8,631	8,744	(113)
Income before taxes	104,609	60,645	43,964
Federal and state income tax	40,693	23,591	17,102
Net income	$63,916	$37,054	$26,862

Average assets	$17,438,776	$16,969,015	$469,761
Average loans	14,016,652	13,317,338	699,314
Average deposits	8,631,724	8,457,750	173,974
Average invested capital	1,214,056	1,155,572	58,484

Net interest revenue increased $15.9 million or 16% over the prior year. Growth in net interest revenue was primarily due to a $699 million or 5% increase in average loan balances and increased yields on commercial loans due to rising short-term interest rates. Average deposit balances increased $174 million or 2% and the yields on deposits sold to the funds management unit increased due to an increase in short-term interest rates.

Fees and commissions revenue decreased $1.0 million or 2% compared to the first quarter of 2016, primarily due to a decrease in revenue from merchant banking activity. Increased brokerage and trading revenue and commercial deposit service charge fees were partially offset by a decrease in transaction card revenue from our TransFund electronic fund transfer network.

Operating expenses decreased $3.6 million or 7% compared to the first quarter of 2016. Personnel expense increased $399 thousand or 2% primarily due to standard annual merit increases and increased incentive compensation expense. Non-personnel expense decreased $4.0 million or 14%. The first quarter of 2016 included $3.9 million of litigation settlements and $2.7 million of post-acquisition valuation adjustments to a consolidated merchant banking investment. Deposit insurance expense increased $1.7 million.

The average outstanding balance of loans attributed to Commercial Banking grew by $699 million or 5% over the first quarter of 2016 to $14.0 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $8.6 billion for the first quarter of 2017, an increase of $174 million or 2% compared to the first quarter of 2016. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels:  traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our consumer banking markets and through Home Direct Mortgage, an online origination channel.

Consumer Banking contributed $4.7 million to consolidated net income for the first quarter of 2017, up $4.6 million over the first quarter of 2016. Changes in the fair value of our mortgage servicing rights, net of economic hedge, resulted in a $115 thousand increase in Consumer Banking net income in the first quarter of 2017 compared to a $7.0 million decrease in Consumer Banking net income in the first quarter of 2016.

Table 8 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2017	2016
Net interest revenue from external sources	$21,129	$21,449	$(320)
Net interest revenue from internal sources	10,952	9,353	1,599
Total net interest revenue	32,081	30,802	1,279
Net loans charged off	1,272	1,702	(430)
Net interest revenue after net loans charged off	30,809	29,100	1,709

Fees and commissions revenue	47,391	54,171	(6,780)
Other losses, net	(85)	(142)	57
Other operating revenue	47,306	54,029	(6,723)

Personnel expense	25,398	24,844	554
Non-personnel expense	28,134	30,874	(2,740)
Total other operating expense	53,532	55,718	(2,186)

Net direct contribution	24,583	27,411	(2,828)
Gain (loss) on financial instruments, net	(1,667)	16,581	(18,248)
Change in fair value of mortgage servicing rights	1,856	(27,988)	29,844
Gain (loss) on repossessed assets, net	(136)	153	(289)
Corporate expense allocations	16,868	15,978	890
Income before taxes	7,768	179	7,589
Federal and state income tax	3,022	70	2,952
Net income	$4,746	$109	$4,637

Average assets	$8,648,562	$8,687,289	$(38,727)
Average loans	1,927,750	1,883,904	43,846
Average deposits	6,581,446	6,575,893	5,553
Average invested capital	276,914	258,888	18,026

Net interest revenue from Consumer Banking activities grew by $1.3 million or 4% over the the first quarter of 2016 primarily due to increased rates on deposit balances sold to the Funds Management unit. Average loan balances grew by $43.8 million or 2% and average deposits remained relatively flat.

Fees and commissions revenue decreased $6.8 million or 13% over the first quarter of 2016, primarily due to a $6.9 million decrease in mortgage banking revenue. Mortgage loan production volumes decreased $771 million due primarily to a strategic decision to exit the correspondent lending channel during the third quarter of 2016. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company and deposit service charges and fees were largely unchanged from the prior year.

Operating expenses decreased $2.2 million or 4% over the first quarter of 2016. Personnel expenses increased $554 thousand or 2%. Regular compensation expense was up $741 thousand primarily due to an increase in regular compensation partially offset by a decrease in incentive compensation expense. Non-personnel expense decreased $2.7 million or 9% over the prior year. Data processing and communications expenses decreased $1.1 million and professional fees and services were down $959 thousand over the prior year. The first quarter of 2016 also included $1.8 million in litigation settlements.

Corporate expense allocations increased $890 thousand compared to the first quarter of 2016.

Average consumer deposits were largely unchanged compared to the first quarter of 2016. Average time deposit balances decreased $190 million or 15%, offset by a $114 million or 7% increase in demand deposit balances, a $49 million or 1% increase in interest-bearing transaction accounts and a $32 million or 9% increase in savings account balances.

Wealth Management

Wealth Management contributed $14.3 million to consolidated net income in the first quarter of 2017, up $7.3 million or 105% over the first quarter of 2016. Net interest revenue grew over the prior year. Growth in fiduciary and asset management revenue was partially offset by a decrease in brokerage and trading revenue.

Table 9 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)
	March 31,
	2017	2016
Net interest revenue from external sources	$11,485	$6,078	$5,407
Net interest revenue from internal sources	8,856	7,663	1,193
Total net interest revenue	20,341	13,741	6,600
Net loans charged off (recovered)	40	(150)	190
Net interest revenue after net loans charged off (recovered)	20,301	13,891	6,410

Fees and commissions revenue	73,921	68,721	5,200
Other gains, net	237	26	211
Other operating revenue	74,158	68,747	5,411

Personnel expense	44,787	45,119	(332)
Non-personnel expense	15,623	15,565	58
Other operating expense	60,410	60,684	(274)

Net direct contribution	34,049	21,954	12,095
Corporate expense allocations	10,672	10,535	137
Income before taxes	23,377	11,419	11,958
Federal and state income tax	9,094	4,442	4,652
Net income	$14,283	$6,977	$7,306

Average assets	$7,160,849	$5,565,047	$1,595,802
Average loans	1,266,579	1,090,326	176,253
Average deposits	5,582,554	4,696,013	886,541
Average invested capital	250,899	233,079	17,820

	March 31,		Increase (Decrease)
	2017	2016
Fiduciary assets in custody for which BOKF has sole or joint discretionary authority	$15,193,307	$13,847,023	$1,346,284
Fiduciary assets not in custody for which BOKF has sole or joint discretionary authority	4,001,956	3,653,228	348,728
Non-managed trust assets in custody	25,176,247	21,613,054	3,563,193
Total fiduciary assets	44,371,510	39,113,305	5,258,205
Assets held in safekeeping	26,883,350	27,115,904	(232,554)
Brokerage accounts under BOKF administration	6,164,096	5,639,804	524,292
Assets under management or in custody	$77,418,956	$71,869,013	$5,549,943

Net interest revenue for the first quarter of 2017 increased $6.6 million or 48% over the first quarter of 2016, primarily due to an increase in the size of the U.S. agency mortgage-backed portfolio related to a new trading group that began operations during the third quarter of 2016 and growth in deposit balances sold to the Funds Management unit. Average deposit balances grew by $887 million or 19% over the first quarter of 2016. Non-interest bearing demand deposits grew by $139 million or 12%, interest-bearing transaction account balances increased $681 million or 24% and time deposit balances grew by $64 million or 9%. Average loan balances increased $176 million or 16% over the prior year.

Fees and commissions revenue was up $5.2 million or 8% over the first quarter of 2016. Fiduciary and asset management revenue increased $6.6 million or 21% over the prior year primarily due to growth in assets under management, improved pricing discipline and decreased fee waivers. Brokerage and trading revenue decreased by $1.5 million or 5%.

Other operating revenue includes fees earned from state and municipal bond and corporate debt underwritings and financial advisory services, primarily in the Oklahoma and Texas markets. In the first quarter of 2017, the Wealth Management division participated in 38 state and municipal bond underwritings that totaled $1.6 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $316 million of these underwritings. The Wealth Management division also participated in 5 corporate debt underwritings that totaled $3.6 billion. Our interest in these underwritings was $111 million. In the first quarter of 2016, the Wealth Management division participated in 74 state and municipal bond underwritings that totaled approximately $5.4 billion. Our interest in these underwritings totaled approximately $598 million.

Operating expense decreased $274 thousand or 1% compared to the first quarter of 2016. Personnel expenses decreased $332 thousand and non-personnel expense increased $58 thousand. The first quarter of 2016 included $1.6 million of litigation accruals. This impact was offset by increased occupancy and equipment costs and higher data processing and communications expense.

Corporate expense allocations increased $137 thousand or 1% over the prior year.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of March 31, 2017, December 31, 2016 and March 31, 2016.

At March 31, 2017, the carrying value of investment (held-to-maturity) securities was $519 million and the fair value was $541 million. Investment securities consist primarily of long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $96 million of the $195 million portfolio of Texas school construction bonds is also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $8.4 billion at March 31, 2017, a $249 million decrease compared to December 31, 2016. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At March 31, 2017, residential mortgage-backed securities represented 65 percent of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at March 31, 2017 is 3.1 years. Management estimates the duration extends to 3.4 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.9 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At March 31, 2017, approximately $5.4 billion of the amortized cost of the Company’s residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these residential mortgage-backed securities totaled $5.4 billion at March 31, 2017.

We also hold amortized cost of $93 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $7.8 million from December 31, 2016. The decrease was due to cash payments received during the quarter. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $109 million at March 31, 2017.

The aggregate gross amount of unrealized losses on available for sale securities totaled $67.9 million at March 31, 2017, compared to $75.1 million at December 31, 2016. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings during the first quarter of 2017.

BOK Financial is required to hold stock as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). These restricted equity securities are carried at cost as these securities do not have a readily determined fair value because the ownership of these shares is restricted and they lack a market. Federal Reserve Bank stock totaled $36 million and holdings of FHLB stock totaled $247 million at March 31, 2017. Holdings of FHLB stock decreased $23 million compared to December 31, 2016. We are required to hold stock in the FHLB in proportion to our borrowings with the FHLB.
Bank-Owned Life Insurance

We have approximately $311 million of bank-owned life insurance at March 31, 2017. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $283 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At March 31, 2017, the fair value of investments held in separate accounts was approximately $287 million. As the underlying fair value of the investments held in a separate account at March 31, 2017 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $28 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.
Loans

The aggregate loan portfolio before allowance for loan losses totaled $17 billion at March 31, 2017 and was largely unchanged compared to December 31, 2016. The outstanding balance of commercial loans decreased by $64 million. Commercial real estate loan balances were up $62 million. Residential mortgage loans decreased $3.6 million and personal loans increased $7.5 million.

Table 10 -- Loans
(In thousands)

	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Commercial:
Energy	$2,537,112	$2,497,868	$2,520,804	$2,818,656	$3,029,420
Services	3,013,375	3,108,990	2,936,599	2,830,864	2,728,891
Healthcare	2,265,604	2,201,916	2,085,046	2,051,146	1,995,425
Wholesale/retail	1,506,243	1,576,818	1,602,030	1,532,957	1,451,846
Manufacturing	543,430	514,975	499,486	595,403	600,645
Other commercial and industrial	461,346	490,257	476,198	527,411	482,198
Total commercial	10,327,110	10,390,824	10,120,163	10,356,437	10,288,425

Commercial real estate:
Retail	745,046	761,888	801,377	795,419	810,522
Multifamily	922,991	903,272	873,773	787,200	733,689
Office	860,889	798,888	752,705	769,112	695,552
Industrial	871,463	871,749	838,021	645,586	564,467
Residential construction and land development	135,994	135,533	159,946	157,576	171,949
Other commercial real estate	334,680	337,716	367,776	427,073	394,328
Total commercial real estate	3,871,063	3,809,046	3,793,598	3,581,966	3,370,507

Residential mortgage:
Permanent mortgage	977,743	1,006,820	969,558	969,007	948,405
Permanent mortgages guaranteed by U.S. government agencies	204,181	199,387	190,309	192,732	197,350
Home equity	764,350	743,625	712,926	719,184	723,554
Total residential mortgage	1,946,274	1,949,832	1,872,793	1,880,923	1,869,309

Personal	847,459	839,958	678,232	587,423	494,325

Total	$16,991,906	$16,989,660	$16,464,786	$16,406,749	$16,022,566

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

Commercial loans totaled $10.3 billion or 61 percent of the loan portfolio at March 31, 2017, a decrease of $64 million compared to December 31, 2016. Healthcare sector loans grew by $64 million. Energy loan balances increased $39 million. Manufacturing loans increased $28 million. This growth was offset by a $96 million decrease in service sector loan balances, a $71 million decrease in wholesale/retail sector loan balance and a $29 million decrease in other commercial and industrial loans.

Table 11 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location.

Table 11 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$503,759	$1,300,374	$16,781	$4,482	$269,559	$9,369	$94,330	$338,458	$2,537,112
Services	627,757	951,532	204,442	5,820	308,008	205,599	336,174	374,043	3,013,375
Healthcare	289,651	386,286	152,515	99,560	126,757	122,194	275,497	813,144	2,265,604
Wholesale/retail	317,196	542,804	49,701	59,539	65,993	61,929	97,568	311,513	1,506,243
Manufacturing	100,773	156,766	1,588	13,107	42,549	37,125	115,570	75,952	543,430
Other commercial and industrial	90,112	98,426	3,357	46,365	25,005	33,442	76,279	88,360	461,346
Total commercial loans	$1,929,248	$3,436,188	$428,384	$228,873	$837,871	$469,658	$995,418	$2,001,470	$10,327,110

The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 33 percent concentrated in the Texas market and 19 percent concentrated in the Oklahoma market. At March 31, 2017, the Other category is primarily composed of California - $296 million or 3 percent of the commercial loan portfolio, Louisiana - $150 million or 1 percent of the commercial loan portfolio, Florida - $135 million or 1 percent of the commercial loan portfolio, Pennsylvania - $112 million or 1 percent of the commercial loan portfolio and Ohio - $111 million or 1 percent of the commercial loan portfolio. All other states individually represent one percent or less of total commercial loans.

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

Outstanding energy loans totaled $2.5 billion or 15 percent of total loans at March 31, 2017. Unfunded energy loan commitments of $2.8 billion at March 31, 2017 were largely unchanged compared to December 31, 2016. Approximately $2.0 billion of energy loans were to oil and gas producers, largely unchanged compared to December 31, 2016. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. The Company has largely avoided higher-risk energy lending areas including second-lien financing, mezzanine debt and subordinated debt. In addition, the Company has no direct exposure to energy company equity or to borrowers with deep-water offshore exposure. Approximately 58 percent of the committed production loans are secured by properties primarily producing oil and 42 percent of the committed production loans are secured by properties primarily producing natural gas. Loans to midstream oil and gas companies totaled $317 million at March 31, 2017, an increase of $53 million over December 31, 2016. Loans to borrowers that provide services to the energy industry decreased $8.8 million from the prior quarter to $176 million at March 31, 2017. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $53 million, a $6.4 million decrease compared to the prior quarter.

The services sector of the loan portfolio totaled $3.0 billion or 18 percent of total loans and consists of a large number of loans to a variety of businesses, including governmental, finance and insurance, educational services, loans to entities providing services for real estate and construction and professional services. Service sector loans decreased by $96 million compared to December 31, 2016. Loans to governmental entities totaled $566 million at March 31, 2017. Approximately $1.4 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

The healthcare sector of the loan portfolio totaled $2.3 billion or 13% of total loans and consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At March 31, 2017, the outstanding principal balance of these loans totaled $3.8 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 16 percent of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 31 percent and 12 percent of the total commercial real estate portfolio at March 31, 2017, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $3.9 billion or 23 percent of the loan portfolio at March 31, 2017. The outstanding balance of commercial real estate loans increased $62 million during the first quarter of 2017. Loans secured by office buildings increased by $62 million. Multifamily residential loans increased $20 million. Retail sector loans decreased $17 million.
The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18 percent to 23 percent over the past five years.

The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 12.

Table 12 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Retail	$94,041	$277,496	$101,414	$6,619	$19,824	$31,962	$19,531	$194,159	$745,046
Multifamily	110,848	356,553	11,635	25,022	56,998	73,468	130,215	158,252	922,991
Office	95,570	224,238	76,239	2,488	69,827	65,063	69,235	258,229	860,889
Industrial	84,093	268,396	27,795	31	33,086	17,974	61,753	378,335	871,463
Residential construction and land development	12,727	31,287	17,803	5,175	19,827	8,311	17,495	23,369	135,994
Other real estate	56,423	40,752	17,322	5,198	23,786	44,408	28,267	118,524	334,680
Total commercial real estate loans	$453,702	$1,198,722	$252,208	$44,533	$223,348	$241,186	$326,496	$1,130,868	$3,871,063

The Other category is primarily composed of California and Utah which represent $186 million or 5 percent and $133 million or 3 percent, respectively. All other states individually represent less than 3% of the total commercial real estate portfolio.

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

Residential mortgage loans totaled $1.9 billion, largely unchanged compared to December 31, 2016. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 96 percent of our residential mortgage loan portfolio is located within our geographical footprint.

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

At March 31, 2017, $204 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $4.8 million compared to December 31, 2016.

Home equity loans totaled $764 million at March 31, 2017, an increase of $21 million over December 31, 2016. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 50 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 10 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans have a 5 year revolving period followed by a 15 year term of amortizing repayments and may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at March 31, 2017 by lien position and amortizing status follows in Table 13.

Table 13 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$69,245	$434,922	$504,167
Junior lien	127,469	132,714	260,183
Total home equity	$196,714	$567,636	$764,350

The distribution of residential mortgage and personal loans at March 31, 2017 is as follows in Table 14. Residential mortgage loans are distributed by collateral location. Personal loans are generally distributed by borrower location.

Table 14 -- Residential Mortgage and Personal Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$185,577	$409,671	$39,907	$13,761	$158,329	$93,741	$45,203	$31,554	$977,743
Permanent mortgages guaranteed by U.S. government agencies	57,272	28,566	52,236	6,935	5,133	2,484	14,663	36,892	204,181
Home equity	397,930	135,838	100,569	5,494	37,692	8,235	75,398	3,194	764,350
Total residential mortgage	$640,779	$574,075	$192,712	$26,190	$201,154	$104,460	$135,264	$71,640	$1,946,274

Personal	$302,812	$340,996	$11,455	$6,279	$52,074	$49,747	$73,677	$10,419	$847,459

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 15 -- Loans Managed by Primary Geographical Market
(In thousands)

	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Bank of Oklahoma:
Commercial	$3,189,183	$3,370,259	$3,545,924	$3,698,215	$3,656,034
Commercial real estate	691,332	684,381	795,806	781,458	747,689
Residential mortgage	1,404,054	1,407,197	1,401,166	1,415,766	1,411,409
Personal	310,708	303,823	271,420	246,229	204,158
Total Bank of Oklahoma	5,595,277	5,765,660	6,014,316	6,141,668	6,019,290

Bank of Texas:
Commercial	4,148,316	4,022,455	3,903,218	3,901,632	3,936,809
Commercial real estate	1,452,988	1,415,011	1,400,709	1,311,408	1,211,978
Residential mortgage	231,647	233,981	229,345	222,548	217,539
Personal	312,092	306,748	278,167	233,304	210,456
Total Bank of Texas	6,145,043	5,978,195	5,811,439	5,668,892	5,576,782

Bank of Albuquerque:
Commercial	407,403	399,256	398,147	398,427	402,082
Commercial real estate	307,927	284,603	299,785	322,956	323,059
Residential mortgage	106,432	108,058	110,478	114,226	117,655
Personal	11,305	11,483	11,333	10,569	10,823
Total Bank of Albuquerque	833,067	803,400	819,743	846,178	853,619

Bank of Arkansas:
Commercial	88,010	86,577	83,544	81,227	79,808
Commercial real estate	74,469	73,616	72,649	69,235	66,674
Residential mortgage	6,829	7,015	6,936	6,874	7,212
Personal	6,279	6,524	6,757	7,025	918
Total Bank of Arkansas	175,587	173,732	169,886	164,361	154,612

Colorado State Bank & Trust:
Commercial	998,216	1,018,208	1,013,314	1,076,620	1,030,348
Commercial real estate	266,218	265,264	254,078	237,569	219,078
Residential mortgage	62,313	59,631	59,838	59,425	52,961
Personal	49,523	50,372	42,901	35,064	24,497
Total Colorado State Bank & Trust	1,376,270	1,393,475	1,370,131	1,408,678	1,326,884

Bank of Arizona:
Commercial	643,222	686,253	680,447	670,814	656,527
Commercial real estate	737,088	747,409	726,542	639,112	605,383
Residential mortgage	36,737	36,265	39,206	38,998	40,338
Personal	51,386	52,553	31,205	24,248	18,372
Total Bank of Arizona	1,468,433	1,522,480	1,477,400	1,373,172	1,320,620

Mobank:
Commercial	852,760	807,816	495,569	529,502	526,817
Commercial real estate	341,041	338,762	244,029	220,228	196,646
Residential mortgage	98,262	97,685	25,824	23,086	22,195
Personal	106,166	108,455	36,449	30,984	25,101
Total Mobank	1,398,229	1,352,718	801,871	803,800	770,759

Total BOK Financial loans	$16,991,906	$16,989,660	$16,464,786	$16,406,749	$16,022,566

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments which totaled $9.4 billion and standby letters of credit which totaled $596 million at March 31, 2017. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $322 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at March 31, 2017.

Table 16 – Off-Balance Sheet Credit Commitments
(In thousands)

	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Loan commitments	$9,403,641	$9,404,665	$8,697,322	$8,508,606	$8,567,017
Standby letters of credit	595,746	585,472	499,990	491,002	509,902
Mortgage loans sold with recourse	134,631	139,486	139,306	145,403	152,843

We have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. Substantially all of these loans are to borrowers in our primary markets including $84 million to borrowers in Oklahoma, $15 million to borrowers in Arkansas and $12 million to borrowers in New Mexico. An accrual related to this off-balance sheet risk is included in Other liabilities in the consolidated balances sheets and totaled $3.9 million at March 31, 2017 and $4.0 million at December 31, 2016.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 6 to the Consolidated Financial Statements. For the period from 2010 through the first quarter of 2017 combined, approximately 21 percent of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $2.6 million at March 31, 2017 and $2.8 million at December 31, 2016.
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

Derivative contracts are carried at fair value. At March 31, 2017, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $304 million compared to $690 million at December 31, 2016. At March 31, 2017, the fair value of our derivative contracts included $205 million for foreign exchange contracts, $47 million of to-be-announced residential mortgage-backed securities, $32 million for interest rate swaps and $14 million for energy contracts. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $296 million at March 31, 2017 and $687 million at December 31, 2016.

At March 31, 2017, total derivative assets were reduced by $4.9 million of cash collateral received from counterparties and total derivative liabilities were reduced by $39 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2017 follows in Table 17.

Table 17 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$219,559
Banks and other financial institutions	67,009
Exchanges and clearing organizations	12,630
Fair value of customer risk management program asset derivative contracts, net	$299,198

At March 31, 2017, our largest derivative exposure was to a customer for an interest rate derivative contract which totaled $6.5 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $27.26 per barrel of oil would decrease the fair value of derivative assets by $5.3 million. An increase in prices equivalent to $76 per barrel of oil would increase the fair value of derivative assets by $220 million as current prices move further away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program are also affected by our credit rating. A decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2017, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. At March 31, 2017, the combined allowance for loan losses and off-balance sheet credit losses totaled $258 million or 1.52 percent of outstanding loans and 131 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $249 million and the accrual for off-balance sheet credit losses was $9.4 million. At December 31, 2016, the combined allowance for credit losses was $257 million or 1.52 percent of outstanding loans and 117 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $246 million and the accrual for off-balance sheet credit losses was $11 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. After evaluating all credit factors, the Company determined that no provision for credit losses was necessary in the first quarter of 2017 or the fourth quarter of 2016. No provision for credit losses was necessary based on continued improvement in credit metric trends largely driven by energy price stability. A $35 million provision for credit losses was recorded in the first quarter of 2016 due primarily to the effects of falling energy prices.

Table 18 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Allowance for loan losses:
Beginning balance	$246,159	$245,103	$243,259	$233,156	$225,524
Loans charged off:
Commercial	(424)	(81)	(6,266)	(7,355)	(22,126)
Commercial real estate	—	—	—	—	—
Residential mortgage	(236)	(208)	(285)	(345)	(474)
Personal	(1,493)	(1,362)	(1,550)	(1,145)	(1,391)
Total	(2,153)	(1,651)	(8,101)	(8,845)	(23,991)
Recoveries of loans previously charged off:
Commercial	1,182	839	177	223	488
Commercial real estate	735	395	521	282	85
Residential mortgage	228	986	650	200	163
Personal	755	593	690	681	783
Total	2,900	2,813	2,038	1,386	1,519
Net loans recovered (charged off)	747	1,162	(6,063)	(7,459)	(22,472)
Provision for loan losses	1,804	(106)	7,907	17,562	30,104
Ending balance	$248,710	$246,159	$245,103	$243,259	$233,156
Accrual for off-balance sheet credit losses:
Beginning balance	$11,244	$11,138	$9,045	$6,607	$1,711
Provision for off-balance sheet credit losses	(1,804)	106	2,093	2,438	4,896
Ending balance	$9,440	$11,244	$11,138	$9,045	$6,607
Total combined provision for credit losses	$—	$—	$10,000	$20,000	$35,000
Allowance for loan losses to loans outstanding at period-end	1.46%	1.45%	1.49%	1.48%	1.46%
Net charge-offs (recoveries) (annualized) to average loans	(0.02)%	(0.03)%	0.15%	0.18%	0.56%
Total provision for credit losses (annualized) to average loans	—%	—%	0.24%	0.49%	0.88%
Recoveries to gross charge-offs	134.70%	170.38%	25.16%	15.67%	6.33%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.09%	0.11%	0.12%	0.10%	0.07%
Combined allowance for credit losses to loans outstanding at period-end	1.52%	1.52%	1.56%	1.54%	1.50%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. A specific allowance is required when the outstanding principal balance of the loan is not supported by either the discounted cash flows expected to be received from the borrower or the fair value of collateral for collateral dependent loans. At March 31, 2017, impaired loans totaled $402 million, including $52 million with specific allowances of $3.5 million and $350 million with no specific allowances. At December 31, 2016, impaired loans totaled $419 million, including $11 million of impaired loans with specific allowances of $843 thousand and $407 million with no specific allowances.

Risk grading guidelines in the Office of the Comptroller of the Currency ("OCC") Oil and Gas Lending Handbook updated at the beginning of 2016, heavily weight the ability to repay total borrower debt, regardless of collateral position. This change in grading methodology has increased loans especially mentioned, potential problem loans and nonaccrual loans. Because substantially all of our energy portfolio is supported by senior lien positions that, in general, have substantially lower loss exposure, the historical relationship between loan classification and loss exposure may be more difficult to correlate. The most recently completed energy portfolio redetermination supported that $58 million of impaired energy loans required no allowance for credit losses based on the adequacy of collateral. In addition, $77 million of impaired energy loans are current on all payments due.

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

The aggregate amount of general allowances for all unimpaired loans totaled $218 million at March 31, 2017, an increase of $770 thousand over December 31, 2016. The general allowance attributed to the commercial real estate loan segment increased by $7.6 million, offset by a $5.3 million decrease in the general allowance attributed to the commercial loan segment and a $1.5 million decrease in the general allowance attributed to the personal loan segment.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $27 million at March 31, 2017 compared to $28 million at December 31, 2016. The nonspecific allowance includes consideration of the indirect impact of the prolonged low energy price environment on the broader economies within our geographical footprint that are highly dependent on the energy industry.

An allocation of the allowance for loan losses by portfolio segment is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified certain accruing substandard loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. These potential problem loans totaled $413 million at March 31, 2017, primarily composed of $294 million or 12 percent of energy loans, $32 million or 1 percent of healthcare sector loans, $31 million or 1 percent of service sector loans, $31 million or 6 percent of manufacturing sector loans and $13 million or 1 percent of wholesale/retail sector loans. Potential problem loans totaled $399 million at December 31, 2016.

Based on regulatory guidelines, other loans especially mentioned are in compliance with the original terms of the agreement but may have a weakness that deserves management's close attention. Other loans especially mentioned totaled $233 million at March 31, 2017 and were composed primarily of $144 million or 6 percent of outstanding energy loans, $36 million or 2 percent of outstanding healthcare loans, $22 million or 1 percent of outstanding wholesale/retail sector loans and $13.9 million or less than 1 percent of outstanding services loans. Other loans especially mentioned totaled $230 million at December 31, 2016.

We updated our semi-annual energy loan portfolio stress test at December 31, 2016 to estimate how the energy portfolio may respond in a prolonged low-price environment. Stress test assumptions include a starting price of $2.00 per million BTUs for natural gas and $37.50 per barrel of oil, gradually escalating over seven years to a maximum of $3.00 and $55.00, respectively. The results of the stress test are factored into our expectation that the loan loss provision could range from $15 million to $20 million for 2017. This expectation is based upon current observed conditions. The portion of the combined allowance for credit losses attributable to the energy portfolio totaled 3.37% of outstanding energy loans at March 31, 2017, compared to 3.68% of outstanding energy loans at December 31, 2016.

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

BOK Financial had net recoveries of $747 thousand in the first quarter of 2017, compared to net recoveries of $1.2 million in the fourth quarter of 2016 and net loans charged off of $22.5 million in the first quarter of 2016. The ratio of net loans charged off to average loans on an annualized basis was (0.02) percent for the first quarter of 2017, compared with (0.03) percent for the fourth quarter of 2016 and 0.56 percent for the first quarter of 2016.

Net recoveries of commercial loans were $758 thousand in the first quarter of 2017, compared to net recoveries of $758 thousand in the fourth quarter of 2016. Net commercial real estate loan recoveries were $735 thousand in the first quarter of 2017, compared to net recoveries of $395 thousand in the fourth quarter of 2016. Net charge-offs of residential mortgage loans were $8 thousand and net charge-offs of personal loans were $738 thousand for the first quarter. Personal loan net charge-offs include deposit account overdraft losses.

Nonperforming Assets

Table 19 -- Nonperforming Assets
(In thousands)

	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Nonaccruing loans:
Commercial	$156,825	$178,953	$176,464	$181,989	$174,652
Commercial real estate	4,475	5,521	7,350	7,780	9,270
Residential mortgage	46,081	46,220	52,452	57,061	57,577
Personal	235	290	686	354	331
Total nonaccruing loans	207,616	230,984	236,952	247,184	241,830
Accruing renegotiated loans guaranteed by U.S. government agencies	83,577	81,370	80,306	78,806	77,597
Real estate and other repossessed assets	42,726	44,287	31,941	24,054	29,896
Total nonperforming assets	$333,919	$356,641	$349,199	$350,044	$349,323
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$240,234	$263,425	$253,461	$251,497	$252,176

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$110,425	$132,499	$142,966	$168,145	$159,553
Services	7,713	8,173	8,477	9,388	9,512
Wholesale / retail	11,090	11,407	2,453	2,772	3,685
Manufacturing	5,907	4,931	274	293	312
Healthcare	909	825	855	875	1,023
Other commercial and industrial	20,781	21,118	21,439	516	567
Total commercial	156,825	178,953	176,464	181,989	174,652

Commercial real estate:
Residential construction and land development	2,616	3,433	3,739	4,261	4,789
Retail	314	326	1,249	1,265	1,302
Office	413	426	882	606	629
Multifamily	24	38	51	65	250
Industrial	76	76	76	76	76
Other commercial real estate	1,032	1,222	1,353	1,507	2,224
Total commercial real estate	4,475	5,521	7,350	7,780	9,270

Residential mortgage:
Permanent mortgage	24,188	22,855	25,956	27,228	27,497
Permanent mortgage guaranteed by U.S. government agencies	10,108	11,846	15,432	19,741	19,550
Home equity	11,785	11,519	11,064	10,092	10,530
Total residential mortgage	46,081	46,220	52,452	57,061	57,577
Personal	235	290	686	354	331
Total nonaccruing loans	$207,616	$230,984	$236,952	$247,184	$241,830

	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Nonaccruing loans as % of outstanding balance for class:
Commercial:
Energy	4.35%	5.30%	5.67%	5.97%	5.27%
Services	0.26%	0.26%	0.29%	0.33%	0.35%
Wholesale / retail	0.74%	0.72%	0.15%	0.18%	0.25%
Manufacturing	1.09%	0.96%	0.05%	0.05%	0.05%
Healthcare	0.04%	0.04%	0.04%	0.04%	0.05%
Other commercial and industrial	4.50%	4.31%	4.50%	0.10%	0.12%
Total commercial	1.52%	1.72%	1.74%	1.76%	1.70%

Commercial real estate:
Residential construction and land development	1.92%	2.53%	2.34%	2.70%	2.79%
Retail	0.04%	0.04%	0.16%	0.16%	0.16%
Office	0.05%	0.05%	0.12%	0.08%	0.09%
Multifamily	—%	—%	0.01%	0.01%	0.03%
Industrial	0.01%	0.01%	0.01%	0.01%	0.01%
Other commercial real estate	0.31%	0.36%	0.37%	0.35%	0.56%
Total commercial real estate	0.12%	0.14%	0.19%	0.22%	0.28%

Residential mortgage:
Permanent mortgage	2.47%	2.27%	2.68%	2.81%	2.90%
Permanent mortgage guaranteed by U.S. government agencies	4.95%	5.94%	8.11%	10.24%	9.91%
Home equity	1.54%	1.55%	1.55%	1.40%	1.46%
Total residential mortgage	2.37%	2.37%	2.80%	3.03%	3.08%
Personal	0.03%	0.03%	0.10%	0.06%	0.07%
Total nonaccruing loans	1.22%	1.36%	1.44%	1.51%	1.51%

Ratios:
Allowance for loan losses to nonaccruing loans[1]	125.92%	112.33%	110.65%	106.95%	104.89%
Accruing loans 90 days or more past due[1]	$95	$5	$3,839	$2,899	$8,019

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. Government.

Nonperforming assets totaled $334 million or 1.96 percent of outstanding loans and repossessed assets at March 31, 2017. Nonaccruing loans totaled $208 million, accruing renegotiated residential mortgage loans totaled $84 million and real estate and other repossessed assets totaled $43 million. All accruing renegotiated residential mortgage loans and $10 million of nonaccruing loans are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $23 million during the first quarter primarily due to a decrease in nonaccruing energy loans. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to decrease more slowly.

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

A rollforward of nonperforming assets for the three months ended March 31, 2017 follows in Table 20.

Table 20 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2017
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2016	$230,984	$81,370	$44,287	$356,641
Additions	22,964	11,322	—	34,286
Payments	(34,932)	(953)	—	(35,885)
Charge-offs	(2,153)	—	—	(2,153)
Net gains and write-downs	—	—	(90)	(90)
Foreclosure of nonperforming loans	(909)	—	909	—
Foreclosure of loans guaranteed by U.S. government agencies	(2,400)	(1,538)	—	(3,938)
Proceeds from sales	—	(6,744)	(1,873)	(8,617)
Net transfers to nonaccruing loans	—	—	—	—
Return to accrual status	(5,938)	—	—	(5,938)
Other, net	—	120	(507)	(387)
Balance, March 31, 2017	$207,616	$83,577	$42,726	$333,919

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
Commercial

Nonaccruing commercial loans totaled $157 million or 1.52 percent of total commercial loans at March 31, 2017 and $179 million or 1.72 percent of commercial loans at December 31, 2016. There were $16 million in newly identified nonaccruing commercial loans during the quarter, offset by $32 million in payments, $5.9 million of loans returned to accruing status and $424 thousand of charge-offs. Newly identified nonaccruing commercial loans were primarily other commercial and industrial loans and energy loans.

Nonaccruing commercial loans at March 31, 2017 were primarily composed of $110 million or 4.35 percent of total energy loans, $21 million or 4.50 percent of total other commercial and industrial sector loans and $11 million or 0.74 percent of wholesale/retail sector loans.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $4.5 million or 0.12 percent of outstanding commercial real estate loans at March 31, 2017, compared to $5.5 million or 0.14 percent of outstanding commercial real estate loans at December 31, 2016. Newly identified nonaccruing commercial real estate loans of $502 thousand were offset by $1.5 million of cash payments received. There were no charge-offs or foreclosures of nonaccruing commercial real estate loans during the first quarter.

Nonaccruing commercial real estate loans were primarily composed of $2.6 million or 1.92 percent of residential construction and land development loans.

Residential Mortgage and Personal

Nonaccruing residential mortgage loans totaled $46 million or 2.37 percent of outstanding residential mortgage loans at March 31, 2017, unchanged compared to December 31, 2016. Newly identified nonaccruing residential mortgage loans totaling $4.9 million were offset by $3.3 million of foreclosures, $1.5 million of payments and $236 thousand of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans which totaled $24 million or 2.47 percent of outstanding non-guaranteed permanent residential mortgage loans at March 31, 2017. Nonaccruing home equity loans totaled $12 million or 1.54 percent of total home equity loans.

Payments of accruing residential mortgage loans and personal loans may be delinquent. The composition of residential mortgage loans and personal loans past due but still accruing is included in the following Table 21. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 59 days past due increased $1.2 million in the first quarter to $6.7 million at March 31, 2017 and residential mortgage loans 60 to 89 days past due decreased by $1.4 million. Personal loans past due 30 to 59 days decreased by $159 thousand compared to December 31, 2016 and personal loans 60 to 89 days decreased $158 thousand.

Table 21 -- Residential Mortgage and Personal Loans Past Due
(In thousands)

	March 31, 2017			December 31, 2016
	90 Days or More	60 to 89 Days	30 to 59 Days	90 Days or More	60 to 89 Days	30 to 59 Days
Residential mortgage:
Permanent mortgage[1]	$—	$—	$5,364	$—	$1,280	$3,299
Home equity	9	266	1,376	—	337	2,276
Total residential mortgage	$9	$266	$6,740	—	$1,617	$5,575

Personal	$37	$105	$430	$5	$263	$589

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $43 million at March 31, 2017, a decrease of $1.6 million compared to December 31, 2016. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 22 following.

Table 22 -- Real Estate and Other Repossessed Assets by Collateral Location
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties	$3,993	$335	$—	$479	$1,921	$762	$203	$413	$8,106
Developed commercial real estate properties	64	—	2,637	—	234	198	1,296	—	4,429
Undeveloped land	1,350	1,300	—	—	—	153	1,197	—	4,000
Residential land development properties	18	—	210	—	—	493	2	—	723
Oil and gas properties	—	25,416					—	—	25,416
Other	32	10	—	—	8	—	—	—	50
Total real estate and other repossessed assets	$5,457	$27,061	$2,847	$479	$2,163	$1,606	$2,698	$413	$42,724

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.
Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for BOKF, NA, the wholly owned subsidiary bank of BOK Financial. Based on the average balances for the first quarter of 2017, approximately 68 percent of our funding was provided by deposit accounts, 19 percent from borrowed funds, less than 1 percent is from long-term subordinated debt and 10 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the first quarter of 2017 totaled $22.4 billion and represented approximately 68 percent of total liabilities and capital, up from $21.7 billion and 66 percent of total liabilities and capital for the fourth quarter of 2016. Average deposits increased $666 million from the fourth quarter of 2016, including $390 million related to the impact of a full quarter of deposits from the Mobank acquisition. Excluding this impact, interest-bearing transaction account balances grew by $402 million and time deposit balances were up $63 million. This growth was partially offset by a $201 million decrease in demand deposit balances. A summary of average deposit balances by our lines of business follows in Table 23. The discussion following by line of business excludes the impact of allocating Mobank's deposits among the segments during first quarter of 2017.

Table 23 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Commercial Banking	$8,631,724	$8,543,532	$8,317,341	$8,403,408	$8,457,750
Consumer Banking	6,581,446	6,659,380	6,660,514	6,634,362	6,575,893
Wealth Management	5,582,554	5,333,095	4,913,409	4,521,031	4,696,013
Subtotal	20,795,724	20,536,007	19,891,264	19,558,801	19,729,656
Funds Management and other	1,573,698	1,167,409	873,750	908,931	896,965
Total	$22,369,422	$21,703,416	$20,765,014	$20,467,732	$20,626,621

Average Commercial Banking deposit balances decreased by $120 million compared to the fourth quarter of 2016. Average demand deposit balances were down $87 million and average balances of interest-bearing transaction accounts decreased $40 million. Average deposit balances attributed to energy customers grew by $97 million and balances attributed to small business customers increased by $51 million. This growth was offset by a $93 million decrease in balances attributed to commercial and industrial customers, a $70 million decrease in balances attributed to treasury services customers and a $45 million decrease in commercial real estate customer balances. Commercial customers continue to retain large cash reserves primarily due to low yields available on other high quality investment alternatives and to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial account balances may decrease as short-term interest rates rise and commercial customers redeploy cash to better yielding investment alternatives.

Average Consumer Banking deposit balances decreased by $108 million. Demand deposit balances decreased by $79 million and time deposit balances decreased by $38 million. These decreases were partially offset by a $14 million increase in saving account balances. Growth in Consumer Banking deposits includes escrow funds associated with mortgage loan servicing. These deposits tend to grow throughout the year and are largely disbursed near year end.

Average Wealth Management deposits grew by $216 million over the fourth quarter of 2016, primarily due to a $166 million increase in interest-bearing transaction account balances and an $84 million increase in time deposit balances, partially offset by a $37 million decrease in demand deposit balances.

Average deposits attributed to Funds Management and Other increased $288 million, excluding Mobank. Average time deposits for the first quarter of 2017 included $483 million of brokered deposits, an increase of $103 million over the fourth quarter of 2016. Average interest-bearing transaction accounts for the first quarter included $1.3 billion of brokered deposits, an increase of $359 million over the fourth quarter of 2016.

The distribution of our period end deposit account balances among principal markets follows in Table 24.

Table 24 -- Period End Deposits by Principal Market Area
(In thousands)

	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Bank of Oklahoma:
Demand	$4,320,666	$3,993,170	$4,158,273	$4,020,181	$3,813,128
Interest-bearing:
Transaction	6,114,288	6,345,536	5,701,983	5,741,302	5,706,067
Savings	265,014	241,696	242,959	247,984	246,122
Time	1,189,144	1,118,355	1,091,464	1,167,271	1,198,022
Total interest-bearing	7,568,446	7,705,587	7,036,406	7,156,557	7,150,211
Total Bank of Oklahoma	11,889,112	11,698,757	11,194,679	11,176,738	10,963,339

Bank of Texas:
Demand	3,091,258	3,137,009	2,734,981	2,677,253	2,571,883
Interest-bearing:
Transaction	2,317,576	2,388,812	2,240,040	2,035,634	2,106,905
Savings	89,640	83,101	84,642	83,862	83,263
Time	511,037	535,642	528,380	516,231	530,657
Total interest-bearing	2,918,253	3,007,555	2,853,062	2,635,727	2,720,825
Total Bank of Texas	6,009,511	6,144,564	5,588,043	5,312,980	5,292,708

Bank of Albuquerque:
Demand	593,117	627,979	584,681	530,853	557,200
Interest-bearing:
Transaction	623,677	590,571	555,326	573,690	560,684
Savings	53,683	49,963	54,480	49,200	47,187
Time	233,506	238,408	244,706	250,068	259,630
Total interest-bearing	910,866	878,942	854,512	872,958	867,501
Total Bank of Albuquerque	1,503,983	1,506,921	1,439,193	1,403,811	1,424,701

Bank of Arkansas:
Demand	42,622	26,389	32,203	30,607	31,318
Interest-bearing:
Transaction	106,804	105,232	313,480	278,335	265,803
Savings	2,304	2,192	2,051	1,853	1,929
Time	15,067	16,696	17,534	18,911	21,035
Total interest-bearing	124,175	124,120	333,065	299,099	288,767
Total Bank of Arkansas	166,797	150,509	365,268	329,706	320,085

Colorado State Bank & Trust:
Demand	601,778	576,000	517,063	528,124	413,506
Interest-bearing:
Transaction	610,510	616,679	623,055	625,240	610,077
Savings	37,801	32,866	31,613	31,509	33,108
Time	234,740	242,782	247,667	254,164	271,475
Total interest-bearing	883,051	892,327	902,335	910,913	914,660
Total Colorado State Bank & Trust	1,484,829	1,468,327	1,419,398	1,439,037	1,328,166

	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Bank of Arizona:
Demand	342,854	366,755	418,718	396,837	341,828
Interest-bearing:
Transaction	180,254	305,099	303,750	302,297	313,825
Savings	3,858	2,973	2,959	3,198	3,277
Time	26,112	27,765	27,935	28,681	29,053
Total interest-bearing	210,224	335,837	334,644	334,176	346,155
Total Bank of Arizona	553,078	702,592	753,362	731,013	687,983

Mobank:
Demand	514,278	508,418	235,445	240,755	221,812
Interest-bearing:
Transaction	406,105	513,176	86,526	112,371	146,405
Savings	13,424	12,679	1,645	1,656	1,619
Time	34,242	42,152	11,945	11,735	31,502
Total interest-bearing	453,771	568,007	100,116	125,762	179,526
Total Mobank	968,049	1,076,425	335,561	366,517	401,338
Total BOK Financial deposits	$22,575,359	$22,748,095	$21,095,504	$20,759,802	$20,418,320

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. There were no wholesale federal funds purchased outstanding at March 31, 2017. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $5.7 billion during the quarter, compared to $6.0 billion in the fourth quarter of 2016.

At March 31, 2017, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $6.2 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 25.

Table 25 -- Borrowed Funds
(In thousands)

		Three Months Ended March 31, 2017				Three Months Ended December 31, 2016
	Mar 31, 2017	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Dec 31, 2016	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$7,217	$7,217	3.32%	$7,217	$7,217	$2,432	3.27%	$7,217
Other	847	913	10.83%	$871	1,092	1,082	10.60%	1,092
Total other borrowings	8,064	8,130	5.64%		8,309	3,514	12.57%
Subordinated debentures	144,649	144,644	5.68%	$144,649	144,640	144,635	5.51%	144,640
Total parent company and other non-bank subsidiaries	152,713	152,774	5.68%		152,949	148,149	5.68%

BOKF, NA:
Funds purchased	47,629	55,508	0.47%	50,154	57,929	62,004	0.28%	57,929
Repurchase agreements	508,352	523,561	0.02%	536,094	668,661	560,891	0.02%	668,661
Other borrowings:
Federal Home Loan Bank advances	5,200,000	5,691,111	0.80%	5,700,000	4,800,000	6,034,783	0.58%	5,900,000
GNMA repurchase liability	15,532	23,392	4.61%	24,139	22,471	18,168	4.60%	22,471
Other	15,351	15,322	2.41%	15,351	15,292	15,685	2.36%	15,797
Total other borrowings	5,230,883	5,729,825	0.82%		4,837,763	6,068,636	0.59%
Total BOKF, NA	5,786,864	6,308,894	0.75%		5,564,353	6,691,531	0.55%

Total Other Borrowed Funds	$5,939,577	$6,461,668	0.87%		$5,717,302	$6,839,680	0.66%
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

At March 31, 2017, cash and interest-bearing cash and cash equivalents held by the parent company totaled $147 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2017, based upon the most restrictive limitations as well as management's internal capital policy, the bank could declare up to $292 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at March 31, 2017 was $3.4 billion, an increase of $65 million over December 31, 2016. Net income less cash dividends paid increased equity $60 million during the first quarter of 2017. Accumulated other comprehensive income decreased $5.7 million primarily related to the decrease in net unrealized losses on available for sale securities due to changes in interest rates. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On October 27, 2015, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of March 31, 2017, a cumulative total of 2,879,243 shares have been repurchased under this authorization. No shares were repurchased in the first quarter of 2017.

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

The capital ratios for BOK Financial on a consolidated basis are presented in Table 26.

Table 26 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer[1]	Minimum Capital Requirement Including Capital Conservation Buffer	March 31, 2017	Dec. 31, 2016	March 31, 2016
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.60%	11.21%	12.00%
Tier 1 capital	6.00%	2.50%	8.50%	11.60%	11.21%	12.00%
Total capital	8.00%	2.50%	10.50%	13.26%	12.81%	13.21%
Tier 1 Leverage	4.00%	N/A	4.00%	8.89%	8.72%	9.12%

Average total equity to average assets				10.10%	10.12%	10.55%
Tangible common equity ratio				8.88%	8.61%	9.34%

[1]	Effective January 1, 2016

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

Table 27 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 27 -- Non-GAAP Measure
(Dollars in thousands)

	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Tangible common equity ratio:
Total shareholders' equity	$3,341,744	$3,274,854	$3,398,311	$3,368,833	$3,321,555
Less: Goodwill and intangible assets, net	488,294	495,830	424,716	426,111	428,733
Tangible common equity	2,853,450	2,779,024	2,973,595	2,942,722	2,892,822
Total assets	32,628,932	32,772,281	32,779,231	31,970,450	31,413,945
Less: Goodwill and intangible assets, net	488,294	495,830	424,716	426,111	428,733
Tangible assets	$32,140,638	$32,276,451	$32,354,515	$31,544,339	$30,985,212
Tangible common equity ratio	8.88%	8.61%	9.19%	9.33%	9.34%

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

Table 28 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	March 31,		March 31,
	2017	2016	2017	2016
Anticipated impact over the next twelve months on net interest revenue	$(4,411)	$(2,153)	$(18,474)	$(24,184)
	(0.53)%	(0.28)%	(2.20)%	(3.14)%

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

Management performs a stress test to measure market risk due to changes in interest rates inherent in its MSR portfolio and hedges. The stress test shocks applicable interest rates up and down 50 basis points and calculates an estimated change in fair value, net of economic hedging activity, that may result. The Board has approved a $20 million market risk limit for mortgage servicing rights, net of economic hedges.

Table 29 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	Year Ended March 31
	2017		2016
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average	$(2,851)	$(3,314)	$5,425	$(10,581)
Low	(114)	491	12,963	1,213
High	(5,274)	(6,189)	(1,275)	(23,199)
Period End	(4,423)	(4,504)	(1,275)	(13,920)

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

Table 30 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Year Ended March 31
	2017		2016
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average	$253	$(1,215)	$(4,001)	$(434)
Low	991	(398)	(1,427)	1,815
High	(456)	(1,787)	(6,326)	(2,953)
Period End	193	(1,656)	(6,326)	510

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

Management performs a stress test to measure market risk from changes in interest rates on its trading portfolio. The stress test shocks applicable interest rates up and down 50 basis points and calculates an estimated change in fair value, net of economic hedging activity that may result. The Board has approved an $8 million market risk limit for the trading portfolio, net of economic hedges.

Table 31 -- BOKFS Trading Sensitivity Analysis
(Dollars in thousands)

	Year Ended March 31
	2017		2016
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average	$(2,643)	$2,912	$(2,567)	$2,312
Low	86	5,210	146	5,274
High	(4,386)	2	(5,607)	(107)
Period End	(3,222)	3,364	(3,545)	3,364
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest revenue	2017	2016
Loans	$160,895	$139,112
Residential mortgage loans held for sale	1,836	2,700
Trading securities	5,183	524
Investment securities	4,171	4,387
Available for sale securities	43,372	45,467
Fair value option securities	2,380	2,589
Restricted equity securities	4,309	4,311
Interest-bearing cash and cash equivalents	4,244	2,706
Total interest revenue	226,390	201,796
Interest expense
Deposits	11,354	10,542
Borrowed funds	11,829	7,972
Subordinated debentures	2,025	710
Total interest expense	25,208	19,224
Net interest revenue	201,182	182,572
Provision for credit losses	—	35,000
Net interest revenue after provision for credit losses	201,182	147,572
Other operating revenue
Brokerage and trading revenue	33,623	32,341
Transaction card revenue	32,127	32,354
Fiduciary and asset management revenue	38,631	32,056
Deposit service charges and fees	23,030	22,542
Mortgage banking revenue	25,191	32,100
Other revenue	11,752	11,904
Total fees and commissions	164,354	163,297
Other gains, net	3,627	1,560
Gain (loss) on derivatives, net	(450)	7,138
Gain (loss) on fair value option securities, net	(1,140)	9,443
Change in fair value of mortgage servicing rights	1,856	(27,988)
Gain on available for sale securities, net	2,049	3,964
Total other operating revenue	170,296	157,414
Other operating expense
Personnel	136,425	133,562
Business promotion	6,717	5,696
Professional fees and services	12,379	11,759
Net occupancy and equipment	21,624	18,766
Insurance	6,404	7,265
Data processing and communications	33,940	32,017
Printing, postage and supplies	3,851	3,907
Net losses (gains) and operating expenses of repossessed assets	1,009	1,070
Amortization of intangible assets	1,802	1,159
Mortgage banking costs	13,003	12,330
Other expense	7,557	15,039
Total other operating expense	244,711	242,570
Net income before taxes	126,767	62,416
Federal and state income taxes	38,103	21,428
Net income	88,664	40,988
Net income (loss) attributable to non-controlling interests	308	(1,576)
Net income attributable to BOK Financial Corporation shareholders	$88,356	$42,564
Earnings per share:
Basic	$1.35	$0.64
Diluted	$1.35	$0.64
Average shares used in computation:
Basic	64,715,964	65,296,541
Diluted	64,783,737	65,331,428
Dividends declared per share	$0.44	$0.43
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended
	March 31,
	2017	2016
Net income	$88,664	$40,988
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	11,411	121,091
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(69)
Gain on available for sale securities, net	(2,049)	(3,964)
Other comprehensive income before income taxes	9,362	117,058
Federal and state income taxes	3,616	45,536
Other comprehensive income, net of income taxes	5,746	71,522
Comprehensive income	94,410	112,510
Comprehensive income (loss) attributable to non-controlling interests	308	(1,576)
Comprehensive income attributable to BOK Financial Corp. shareholders	$94,102	$114,086

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$546,575	$620,846	$481,510
Interest-bearing cash and cash equivalents	2,220,640	1,916,651	1,831,162
Trading securities	677,156	337,628	279,539
Investment securities (fair value: March 31, 2017 – $540,663; December 31, 2016 – $565,493 ; March 31, 2016 – $609,743)	519,402	546,145	576,047
Available for sale securities	8,437,291	8,676,829	8,886,036
Fair value option securities	441,714	77,046	418,887
Restricted equity securities	283,936	307,240	314,590
Residential mortgage loans held for sale	248,707	301,897	332,040
Loans	16,991,906	16,989,660	16,022,566
Allowance for loan losses	(248,710)	(246,159)	(233,156)
Loans, net of allowance	16,743,196	16,743,501	15,789,410
Premises and equipment, net	325,546	325,849	311,161
Receivables	394,394	772,952	167,209
Goodwill	445,738	448,899	383,789
Intangible assets, net	42,556	46,931	44,944
Mortgage servicing rights	249,403	247,073	196,055
Real estate and other repossessed assets, net of allowance (March 31, 2017 – $9,065; December 31, 2016 – $9,562; March 31, 2016 – $11,913)	42,726	44,287	29,896
Derivative contracts, net	304,727	689,872	790,146
Cash surrender value of bank-owned life insurance	310,537	308,430	305,510
Receivable on unsettled securities sales	9,921	7,188	5,640
Other assets	384,767	353,017	270,374
Total assets	$32,628,932	$32,772,281	$31,413,945

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$9,506,573	$9,235,720	$7,950,675
Interest-bearing deposits:
Transaction	10,359,214	10,865,105	9,709,766
Savings	465,724	425,470	416,505
Time	2,243,848	2,221,800	2,341,374
Total deposits	22,575,359	22,748,095	20,418,320
Funds purchased	47,629	57,929	62,755
Repurchase agreements	508,352	668,661	630,101
Other borrowings	5,238,947	4,846,072	5,633,862
Subordinated debentures	144,649	144,640	226,385
Accrued interest, taxes and expense	140,235	146,704	148,711
Derivative contracts, net	276,422	664,531	705,578
Due on unsettled securities purchases	137,069	6,508	19,508
Other liabilities	189,376	182,784	212,460
Total liabilities	29,258,038	29,465,924	28,057,680
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2017 – 75,080,768; December 31, 2016 – 74,993,407; March 31, 2016 – 74,800,772)	4	4	4
Capital surplus	1,009,360	1,006,535	987,046
Retained earnings	2,883,042	2,823,334	2,718,301
Treasury stock (shares at cost: March 31, 2017 – 9,672,749; December 31, 2016 – 9,655,975; March 31, 2016 – 8,645,669)	(545,441)	(544,052)	(476,905)
Accumulated other comprehensive income (loss)	(5,221)	(10,967)	93,109
Total shareholders’ equity	3,341,744	3,274,854	3,321,555
Non-controlling interests	29,150	31,503	34,710
Total equity	3,370,894	3,306,357	3,356,265
Total liabilities and equity	$32,628,932	$32,772,281	$31,413,945

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, Dec. 31, 2015	74,530	$4	$982,009	$2,704,121	8,636	$(477,165)	$21,587	$3,230,556	$37,083	$3,267,639
Net income (loss)	—	—	—	42,564	—	—	—	42,564	(1,576)	40,988
Other comprehensive income	—	—	—	—	—	—	71,522	71,522	—	71,522
Share-based compensation plans:
Stock options exercised	24	—	1,191	—	—	—	—	1,191	—	1,191
Non-vested shares awarded, net	247	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	10	260	—	260	—	260
Tax effect from equity compensation, net	—	—	1,816	—	—	—	—	1,816	—	1,816
Share-based compensation	—	—	2,030	—	—	—	—	2,030	—	2,030
Cash dividends on common stock	—	—	—	(28,384)	—	—	—	(28,384)	—	(28,384)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(797)	(797)

Balance, March 31, 2016	74,801	$4	$987,046	$2,718,301	8,646	$(476,905)	$93,109	$3,321,555	$34,710	$3,356,265

Balance, Dec. 31, 2016	74,993	$4	$1,006,535	$2,823,334	9,656	$(544,052)	$(10,967)	$3,274,854	$31,503	$3,306,357
Net income (loss)	—	—	—	88,356	—	—	—	88,356	308	88,664
Other comprehensive income	—	—	—	—	—	—	5,746	5,746	—	5,746
Share-based compensation plans:
Stock options exercised	27	—	1,222	—	—	—	—	1,222	—	1,222
Non-vested shares awarded, net	61	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	17	(1,389)	—	(1,389)	—	(1,389)
Share-based compensation	—	—	1,603	—	—	—	—	1,603	—	1,603
Cash dividends on common stock	—	—	—	(28,648)	—	—	—	(28,648)	—	(28,648)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,661)	(2,661)

Balance, March 31, 2017	75,081	$4	$1,009,360	$2,883,042	9,673	$(545,441)	$(5,221)	$3,341,744	$29,150	$3,370,894

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$88,664	$40,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	35,000
Change in fair value of mortgage servicing rights due to market changes	(1,856)	27,988
Change in the fair value of mortgage servicing rights due to loan runoff	7,962	8,144
Net unrealized gains from derivative contracts	1,093	(13,788)
Share-based compensation	1,603	2,030
Depreciation and amortization	12,516	10,763
Net amortization of securities discounts and premiums	8,520	11,213
Net realized gains on financial instruments and other net gains	(2,308)	(4,035)
Net gain on mortgage loans held for sale	(12,457)	(10,779)
Mortgage loans originated for sale	(711,019)	(1,244,015)
Proceeds from sale of mortgage loans held for sale	772,752	1,239,391
Capitalized mortgage servicing rights	(8,436)	(13,582)
Change in trading and fair value option securities	(704,860)	(132,436)
Change in receivables	379,310	(3,264)
Change in other assets	(6,805)	(841)
Change in accrued interest, taxes and expense	(6,469)	(13,132)
Change in other liabilities	13,059	67,409
Net cash provided by (used in) operating activities	(168,731)	7,054
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	39,651	32,308
Proceeds from maturities or redemptions of available for sale securities	396,410	335,565
Purchases of investment securities	(14,392)	(12,189)
Purchases of available for sale securities	(391,834)	(536,078)
Proceeds from sales of available for sale securities	240,010	469,382
Change in amount receivable on unsettled securities transactions	(2,733)	34,553
Loans originated, net of principal collected	16,369	(92,648)
Net payments on derivative asset contracts	361,996	(155,263)
Acquisitions, net of cash acquired	—	(7,700)
Proceeds from disposition of assets	103,521	38,903
Purchases of assets	(62,899)	(75,893)
Net cash provided by investing activities	686,099	30,940
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(194,784)	(605,148)
Net change in time deposits	22,048	(64,690)
Net change in other borrowed funds	191,785	246,609
Net proceeds on derivative liability contracts	(365,752)	154,506
Net change in derivative margin accounts	(42,693)	(75,876)
Change in amount due on unsettled security transactions	130,561	2,611
Issuance of common and treasury stock, net	(167)	1,451
Dividends paid	(28,648)	(28,384)
Net cash used in financing activities	(287,650)	(368,921)
Net increase (decrease) in cash and cash equivalents	229,718	(330,927)
Cash and cash equivalents at beginning of period	2,537,497	2,643,599
Cash and cash equivalents at end of period	$2,767,215	$2,312,672

Supplemental Cash Flow Information:
Cash paid for interest	$26,057	$19,934
Cash paid for taxes	$2,602	$6,004
Net loans and bank premises transferred to repossessed real estate and other assets	$909	$2,211
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$30,481	$28,594
Conveyance of other real estate owned guaranteed by U.S. government agencies	$11,704	$15,147
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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOK Financial Securities, Inc., The Milestone Group, Inc. and Cavanal Hill Investment Management Inc. Operating divisions of the Bank include Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Bank of Oklahoma, Bank of Texas, Colorado State Bank and Trust, Mobank, BOK Financial Mortgage and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial’s 2016 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2016 have been derived from the audited financial statements included in BOK Financial’s 2016 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09")

On May 28, 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue by providing a more robust framework that will give greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in contracts with customers, a determination of the transaction price and an allocation of the price to those performance obligations. The entity recognizes revenue when performance obligations are satisfied. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Net interest revenue from financial assets and liabilities is explicitly excluded from the scope of ASU 2014-09. Management expects that most fees and commissions revenue will not be affected. The Company continues to evaluate the impact of ASU 2014-09 on Fiduciary and Asset Management Revenue and Transaction Card Revenue, which represents 18% of gross revenue and 39% of fees and commissions revenue for 2016. Timing of revenue recognition and gross versus net presentation may be affected. Management expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings if such adjustment is significant.

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

FASB Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12")

On May 9, 2016, the FASB issued ASU 2016-12, which amends certain aspects of the Board's new revenue standard, ASU 2014-09. The amendments clarify information regarding collectability, presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition, and transition disclosures. ASU 2016-12 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact the adoption of ASU 2016-12 will have on the Company's financial statements along with ASU 2014-09.

FASB Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01")

On January 5, 2016, the FASB issued ASU 2016-01 over the recognition and measurement of financial assets and liabilities. The update requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the exit price notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the fair value option has been elected, requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2017. Upon adoption, unrealized gains and losses from equity securities will be reclassified from other comprehensive income to retained earnings. At March 31, 2017, the Company had $3.1 million of unrealized gains included in accumulated other comprehensive income.

FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02")

On February 25, 2016, the FASB issued ASU 2016-02 to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees will be required to recognize an obligation for future lease payments measured on a discounted basis and a right-of-use asset. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2018 and requires transition through a modified retrospective approach for leases existing at or entered into after January 1, 2017. The Company is evaluating the impact the adoption of ASU 2016-02 will have on the Company's financial statements.

FASB Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09")

On March 30, 2016, the FASB issued ASU 2016-09 to simplify multiple aspects of accounting for employee share-based payment transactions including accounting income taxes, forfeitures, and statutory tax withholding requirements. The ASU became effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Implementation of ASU 2016-09 decreased tax expense $3.9 million in the first quarter of 2017.

FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Assets Measured at Amortized Cost ("ASU 2016-13")

On June 16, 2016, the FASB issued ASU 2016-13 in order to provide more timely recording of credit losses on loans and other financial instruments. The ASU adds an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected credit losses rather than incurred credit losses. It requires measurement of all expected credit losses for financial assets carried at amortized cost, including loans and investment securities, based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also changes the recognition of other-than-temporary impairment of available for sale securities to an allowance methodology from a direct write-down methodology. ASU 2016-13 will be effective for the Company for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. ASU 2016-13 will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact the adoption of ASU 2016-13 will have on the Company's financial statements.

FASB Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15")

On August 26, 2016, the FASB issued ASU 2016-15, which amends guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The amendments address eight cash flow issues. ASU 2016-15 is effective for the Company for interim and annual reporting periods beginning after December 15, 2017. Entities generally must apply the guidance retrospectively to all periods presented. Adoption of ASU 2016-15 did not have a material impact on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	March 31, 2017		December 31, 2016		March 31, 2016
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$18,365	$(74)	$6,234	$(4)	$59,733	$71
U.S. government agency residential mortgage-backed securities	578,977	1,575	310,067	635	146,896	821
Municipal and other tax-exempt securities	45,114	171	14,427	50	58,797	546
Other trading securities	34,700	36	6,900	57	14,113	107
Total trading securities	$677,156	$1,708	$337,628	$738	$279,539	$1,545
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2017
	Amortized	Carrying	Fair	Gross Unrealized[1]
	Cost	Value	Value	Gain	Loss
Municipal and other tax-exempt	$298,811	$298,811	$301,128	$2,872	$(555)
U.S. government agency residential mortgage-backed securities – Other	19,378	19,378	19,967	669	(80)
Other debt securities	201,213	201,213	219,568	19,172	(817)
Total investment securities	$519,402	$519,402	$540,663	$22,713	$(1,452)

[1]	Gross unrealized gains and losses are not recognized in Accumulated Other Comprehensive Income "AOCI" in the Consolidated Balance Sheets.

	December 31, 2016
	Amortized	Carrying	Fair	Gross Unrealized[1]
	Cost	Value	Value	Gain	Loss
Municipal and other tax-exempt	$320,364	$320,364	$321,225	$2,272	$(1,411)
U.S. government agency residential mortgage-backed securities – Other	20,777	20,777	21,473	767	(71)
Other debt securities	205,004	205,004	222,795	18,115	(324)
Total investment securities	$546,145	$546,145	$565,493	$21,154	$(1,806)

[1]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	March 31, 2016
	Amortized	Carrying	Fair	Gross Unrealized[1]
	Cost	Value	Value	Gain	Loss
Municipal and other tax-exempt	$347,684	$347,684	$352,542	$4,952	$(94)
U.S. government agency residential mortgage-backed securities – Other	25,323	25,366	26,794	1,428	—
Other debt securities	202,997	202,997	230,407	27,448	(38)
Total investment securities	$576,004	$576,047	$609,743	$33,828	$(132)

[1]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

The amortized cost and fair values of investment securities at March 31, 2017, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Carrying value	$89,707	$151,490	$12,314	$45,300	$298,811	3.49
Fair value	89,749	151,869	12,699	46,811	301,128
Nominal yield¹	1.62%	2.16%	4.73%	5.02%	2.54%
Other debt securities:
Carrying value	14,536	45,388	125,874	15,415	201,213	6.75
Fair value	14,803	48,677	141,292	14,796	219,568
Nominal yield	3.74%	4.98%	5.81%	4.46%	5.37%
Total fixed maturity securities:
Carrying value	$104,243	$196,878	$138,188	$60,715	$500,024	4.80
Fair value	104,552	200,546	153,991	61,607	520,696
Nominal yield	1.91%	2.81%	5.71%	4.88%	3.68%
Residential mortgage-backed securities:
Carrying value					$19,378	³
Fair value					19,967
Nominal yield[4]					2.76%
Total investment securities:
Carrying value					$519,402
Fair value					540,663
Nominal yield					3.64%

[1]	Calculated on a taxable equivalent basis using a 39 percent effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 4.6 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2017
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$999	$—	$(1)	$—
Municipal and other tax-exempt	35,555	35,453	343	(445)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,126,933	3,126,083	26,304	(27,154)	—
FHLMC	1,401,752	1,399,011	7,836	(10,577)	—
GNMA	851,498	847,822	2,499	(6,175)	—
Total U.S. government agencies	5,380,183	5,372,916	36,639	(43,906)	—
Private issue:
Alt-A loans	41,090	48,883	7,857	—	(64)
Jumbo-A loans	52,282	59,743	7,475	(14)	—
Total private issue	93,372	108,626	15,332	(14)	(64)
Total residential mortgage-backed securities	5,473,555	5,481,542	51,971	(43,920)	(64)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,895,258	2,877,028	4,883	(23,113)	—
Other debt securities	4,400	4,153	—	(247)	—
Perpetual preferred stock	15,562	19,272	3,710	—	—
Equity securities and mutual funds	17,498	18,844	1,433	(87)	—
Total available for sale securities	$8,442,828	$8,437,291	$62,340	$(67,813)	$(64)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2016
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$999	$—	$(1)	$—
Municipal and other tax-exempt	41,050	40,993	343	(400)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,062,525	3,055,676	25,066	(31,915)	—
FHLMC	1,534,451	1,531,116	8,475	(11,810)	—
GNMA	878,375	873,594	2,259	(7,040)	—
Total U.S. government agencies	5,475,351	5,460,386	35,800	(50,765)	—
Private issue:
Alt-A loans	44,245	51,512	7,485	—	(218)
Jumbo-A loans	56,947	64,023	7,092	(16)	—
Total private issue	101,192	115,535	14,577	(16)	(218)
Total residential mortgage-backed securities	5,576,543	5,575,921	50,377	(50,781)	(218)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	3,035,750	3,017,933	5,472	(23,289)	—
Other debt securities	4,400	4,152	—	(248)	—
Perpetual preferred stock	15,561	18,474	2,913	—	—
Equity securities and mutual funds	17,424	18,357	1,060	(127)	—
Total available for sale securities	$8,691,728	$8,676,829	$60,165	$(74,846)	$(218)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	March 31, 2016
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,003	$3	$—	$—
Municipal and other tax-exempt	51,197	51,308	814	(703)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	2,983,694	3,051,280	68,479	(893)	—
FHLMC	1,870,002	1,903,789	34,098	(311)	—
GNMA	758,979	761,456	3,558	(1,081)	—
Total U.S. government agencies	5,612,675	5,716,525	106,135	(2,285)	—
Private issue:
Alt-A loans	54,288	59,049	5,434	—	(673)
Jumbo-A loans	68,725	73,981	5,919	(59)	(604)
Total private issue	123,013	133,030	11,353	(59)	(1,277)
Total residential mortgage-backed securities	5,735,688	5,849,555	117,488	(2,344)	(1,277)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,904,149	2,942,404	39,518	(1,263)	—
Other debt securities	4,400	4,151	—	(249)	—
Perpetual preferred stock	17,171	19,575	2,404	—	—
Equity securities and mutual funds	17,195	18,040	915	(70)	—
Total available for sale securities	$8,730,800	$8,886,036	$161,142	$(4,629)	$(1,277)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at March 31, 2017, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,000	$—	$—	$—		$1,000	0.79
Fair value	999	—	—	—		999
Nominal yield	0.87%	—%	—%	—%		0.87%
Municipal and other tax-exempt:
Amortized cost	$8,310	$8,289	$2,113	$16,843		$35,555	8.88
Fair value	8,379	8,415	2,167	16,492		35,453
Nominal yield¹	4.40%	3.51%	3.49%	2.28%	[6]	3.13%
Commercial mortgage-backed securities:
Amortized cost	$43,799	$887,330	$1,701,202	$262,927		$2,895,258	6.87
Fair value	43,637	883,337	1,690,697	259,357		2,877,028
Nominal yield	0.99%	1.75%	1.87%	1.87%		1.82%
Other debt securities:
Amortized cost	$—	$—	$—	$4,400		$4,400	30.41
Fair value	—	—	—	4,153		4,153
Nominal yield	—%	—%	—%	1.71%	[6]	1.71%
Total fixed maturity securities:
Amortized cost	$53,109	$895,619	$1,703,315	$284,170		$2,936,213	6.93
Fair value	53,015	891,752	1,692,864	280,002		2,917,633
Nominal yield	1.52%	1.76%	1.87%	1.92%		1.82%
Residential mortgage-backed securities:
Amortized cost						$5,473,555	[2]
Fair value						5,481,542
Nominal yield[4]						1.88%
Equity securities and mutual funds:
Amortized cost						$33,060	³
Fair value						38,116
Nominal yield						—%
Total available-for-sale securities:
Amortized cost						$8,442,828
Fair value						8,437,291
Nominal yield						1.85%

[1]	Calculated on a taxable equivalent basis using a 39 percent effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.9 years years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Proceeds	$240,010	$469,382
Gross realized gains	2,092	3,964
Gross realized losses	(43)	—
Related federal and state income tax expense	797	1,542

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	March 31, 2017	Dec. 31, 2016	March 31, 2016
Investment:
Carrying value	$290,417	$322,208	$263,720
Fair value	293,352	323,808	268,422

Available for sale:
Amortized cost	6,647,659	7,353,116	7,307,788
Fair value	6,629,319	7,327,470	7,424,702

The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of March 31, 2017
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	102	$127,374	$515	$1,563	$40	$128,937	$555
U.S. government agency residential mortgage-backed securities – Other	1	4,055	80	—	—	4,055	80
Other debt securities	43	14,440	817	—	—	14,440	817
Total investment securities	146	$145,869	$1,412	$1,563	$40	$147,432	$1,452

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$999	$1	$—	$—	$999	$1
Municipal and other tax-exempt	12	$1,407	$1	$4,623	$444	$6,030	$445
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	83	1,595,879	25,623	68,215	1,531	1,664,094	27,154
FHLMC	51	795,586	10,001	17,284	576	812,870	10,577
GNMA	25	325,565	4,402	69,563	1,773	395,128	6,175
Total U.S. government agencies	159	2,717,030	40,026	155,062	3,880	2,872,092	43,906
Private issue[1]:
Alt-A loans	5	6,805	37	7,848	27	14,653	64
Jumbo-A loans	1	—	—	5,613	14	5,613	14
Total private issue	6	6,805	37	13,461	41	20,266	78
Total residential mortgage-backed securities	165	2,723,835	40,063	168,523	3,921	2,892,358	43,984
Commercial mortgage-backed securities guaranteed by U.S. government agencies	161	1,828,685	22,758	36,305	355	1,864,990	23,113
Other debt securities	2	—	—	4,153	247	4,153	247
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	104	2,116	40	856	47	2,972	87
Total available for sale securities	445	$4,557,042	$62,863	$214,460	$5,014	$4,771,502	$67,877

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of December 31, 2016
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	151	$219,892	$1,316	$4,333	$95	$224,225	$1,411
U.S. government agency residential mortgage-backed securities – Other	1	4,358	71	—	—	4,358	71
Other debt securities	41	11,820	322	855	2	12,675	324
Total investment securities	193	$236,070	$1,709	$5,188	$97	$241,258	$1,806

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$999	$1	$—	$—	$999	$1
Municipal and other tax-exempt	24	$15,666	$22	$4,689	$378	$20,355	$400
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	91	1,787,644	30,238	72,105	1,677	1,859,749	31,915
FHLMC	58	964,017	11,210	18,307	600	982,324	11,810
GNMA	31	548,637	6,145	25,796	895	574,433	7,040
Total U.S. government agencies	180	3,300,298	47,593	116,208	3,172	3,416,506	50,765
Private issue[1]:
Alt-A loans	5	7,931	174	7,410	44	15,341	218
Jumbo-A loans	1	—	—	6,098	16	6,098	16
Total private issue	6	7,931	174	13,508	60	21,439	234
Total residential mortgage-backed securities	186	3,308,229	47,767	129,716	3,232	3,437,945	50,999
Commercial mortgage-backed securities guaranteed by U.S. government agencies	171	1,904,584	22,987	38,875	302	1,943,459	23,289
Other debt securities	2	—	—	4,152	248	4,152	248
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	104	2,127	41	817	86	2,944	127
Total available for sale securities	488	$5,231,605	$70,818	$178,249	$4,246	$5,409,854	$75,064

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of March 31, 2016
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	19	$14,175	$8	$4,364	$86	$18,539	$94
U.S. government agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	7	—	—	1,876	38	1,876	38
Total investment securities	26	$14,175	$8	$6,240	$124	$20,415	$132

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt[1]	17	$1,010	$3	$10,307	$700	$11,317	$703
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4	70,069	794	57,457	99	127,526	893
FHLMC	1	—	—	23,914	311	23,914	311
GNMA	12	265,293	585	99,088	496	364,381	1,081
Total U.S. government agencies	17	335,362	1,379	180,459	906	515,821	2,285
Private issue[1]:
Alt-A loans	5	8,870	137	8,625	536	17,495	673
Jumbo-A loans	9	7,169	59	7,959	604	15,128	663
Total private issue	14	16,039	196	16,584	1,140	32,623	1,336
Total residential mortgage-backed securities	31	351,401	1,575	197,043	2,046	548,444	3,621
Commercial mortgage-backed securities guaranteed by U.S. government agencies	31	157,662	197	260,945	1,066	418,607	1,263
Other debt securities	2	—	—	4,151	249	4,151	249
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	37	3,241	49	1,029	21	4,270	70
Total available for sale securities	118	$513,314	$1,824	$473,475	$4,082	$986,789	$5,906

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of March 31, 2017, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

At March 31, 2017, the entire portfolio of privately issued residential mortgage-backed securities was rated below investment grade by the nationally-recognized rating agencies. The gross unrealized loss on these securities totaled $78 thousand. Impairment of these securities was evaluated based on projections of estimated cash flows.

The primary assumptions used in this evaluation were:

	March 31, 2017	Dec. 31, 2016	March 31, 2016

Unemployment rate	Moving down to 4.5 percent over the next 12 months and remain at 4.5 percent thereafter.	Decreasing to 4.6 percent over the next 12 months and remain at 4.6 percent thereafter.	Moving down to 4.8 percent over the next 12 months and remain at 4.8 percent thereafter.
Housing price appreciation/depreciation
Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 3.1 percent over the next 12 months, then flat for the following 12 months and then appreciating at 2 percent per year thereafter.

Starting with current depreciated housing prices based on information derived from the FHFA[1], appreciating 3.1 percent over the next 12 months, then flat for the following 12 months and then appreciating at 2 percent per year thereafter.

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

No credit loss impairments were recognized in earnings on privately issued residential mortgage-backed securities during the three months ended March 31, 2017.

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers. Based on this evaluation, no other-than-temporary impairment loss related to equity securities was recorded to earnings during the three months ended March 31, 2017.

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available for sale debt securities in earnings (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance of credit-related OTTI recognized on available for sale debt securities, beginning of period	$54,504	$54,504
Additions for credit-related OTTI not previously recognized	—	—
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	—	—
Reductions for change in intent to hold before recovery	—	—
Sales	—	—
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$54,504	$54,504

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	March 31, 2017		Dec. 31, 2016		March 31, 2016
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency residential mortgage-backed securities	$441,714	$(1,646)	$77,046	$(1,777)	$418,887	$4,136

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

	March 31, 2017	Dec. 31, 2016	March 31, 2016
Federal Reserve stock	$36,498	$36,498	$36,148
Federal Home Loan Bank stock	247,194	270,541	278,271
Other	244	201	171
Total	$283,936	$307,240	$314,590

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

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contracts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral, in the event of default is reasonably assured. As of March 31, 2017, a decrease in BOK Financial's credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million.

None of these derivative contracts have been designated as hedging instruments for accounting purposes.

Customer Risk Management Programs

BOK Financial offers programs to permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, interest rates and foreign exchange rates with derivative contracts. Customers may also manage interest rate risk through interest rate swaps used by borrowers to modify interest rate terms of their loans or to-be-announced securities used by mortgage banking customers to hedge their loan production. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize the risk of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in other operating revenue – brokerage and trading revenue in the Consolidated Statements of Earnings.

Internal Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity, as part of its economic hedge of the change in the fair value of mortgage servicing rights and as an economic hedge of trading securities. As of March 31, 2017, derivative contracts under the internal risk management programs were primarily used as part of the economic hedges of the change in the fair value of the mortgage servicing rights and trading securities.

As discussed in Note 6, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 6 for additional discussion of notional, fair value and impact on earnings of these contracts.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2017 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,549,828	$80,272	$(33,143)	$47,129	$—	$47,129
Interest rate swaps	1,491,414	32,286	—	32,286	(3,349)	28,937
Energy contracts	886,699	42,598	(28,455)	14,143	(543)	13,600
Agricultural contracts	51,679	2,031	(786)	1,245	—	1,245
Foreign exchange contracts	211,837	204,774	—	204,774	(72)	204,702
Equity option contracts	99,031	4,505	—	4,505	(920)	3,585
Total customer risk management programs	17,290,488	366,466	(62,384)	304,082	(4,884)	299,198
Internal risk management programs	2,756,963	5,529	—	5,529	—	5,529
Total derivative contracts	$20,047,451	$371,995	$(62,384)	$309,611	$(4,884)	$304,727

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,322,223	$76,971	$(33,143)	$43,828	$(34,310)	$9,518
Interest rate swaps	1,491,414	33,036	—	33,036	—	33,036
Energy contracts	844,406	40,604	(28,455)	12,149	(258)	11,891
Agricultural contracts	51,509	2,015	(786)	1,229	(1,040)	189
Foreign exchange contracts	208,236	201,043	—	201,043	(3,726)	197,317
Equity option contracts	99,031	4,505	—	4,505	—	4,505
Total customer risk management programs	17,016,819	358,174	(62,384)	295,790	(39,334)	256,456
Internal risk management programs	1,090,867	19,966	—	19,966	—	19,966
Total derivative contracts	$18,107,686	$378,140	$(62,384)	$315,756	$(39,334)	$276,422

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2016 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,235,517	$111,188	$(44,570)	$66,618	$—	$66,618
Interest rate swaps	1,335,259	48,270	—	48,270	—	48,270
Energy contracts	533,355	62,365	(21,374)	40,991	(11,340)	29,651
Agricultural contracts	104,927	1,859	(1,175)	684	—	684
Foreign exchange contracts	682,457	639,322	—	639,322	(4,970)	634,352
Equity option contracts	128,623	4,006	—	4,006	(376)	3,630
Total customer risk management programs	19,020,138	867,010	(67,119)	799,891	(16,686)	783,205
Internal risk management programs	772,000	6,941	—	6,941	—	6,941
Total derivative contracts	$19,792,138	$873,951	$(67,119)	$806,832	$(16,686)	$790,146

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,323,807	$107,541	$(44,570)	$62,971	$(61,380)	$1,591
Interest rate swaps	1,335,259	48,619	—	48,619	(28,572)	20,047
Energy contracts	526,103	62,528	(21,374)	41,154	—	41,154
Agricultural contracts	104,922	1,847	(1,175)	672	(420)	252
Foreign exchange contracts	682,354	638,892	—	638,892	(364)	638,528
Equity option contracts	128,623	4,006	—	4,006	—	4,006
Total customer risk management programs	19,101,068	863,433	(67,119)	796,314	(90,736)	705,578
Internal risk management programs	—	—	—	—	—	—
Total derivative contracts	$19,101,068	$863,433	$(67,119)	$796,314	$(90,736)	$705,578

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	March 31, 2017		March 31, 2016
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$8,027	$—	$7,440	$—
Interest rate swaps	459	—	325	—
Energy contracts	2,873	—	696	—
Agricultural contracts	9	—	29	—
Foreign exchange contracts	270	—	378	—
Equity option contracts	—	—	—	—
Total customer risk management programs	11,638	—	8,868	—
Interest risk management programs	(467)	(450)	—	7,138
Total derivative contracts	$11,171	$(450)	$8,868	$7,138

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2017				December 31, 2016
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$2,201,040	$7,969,245	$156,825	$10,327,110	$2,327,085	$7,884,786	$178,953	$10,390,824
Commercial real estate	590,375	3,276,213	4,475	3,871,063	624,187	3,179,338	5,521	3,809,046
Residential mortgage	1,616,328	283,865	46,081	1,946,274	1,647,357	256,255	46,220	1,949,832
Personal	149,312	697,912	235	847,459	154,971	684,697	290	839,958
Total	$4,557,055	$12,227,235	$207,616	$16,991,906	$4,753,600	$12,005,076	$230,984	$16,989,660
Accruing loans past due (90 days)[1]				$95				$5

	March 31, 2016
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,932,757	$8,181,016	$174,652	$10,288,425
Commercial real estate	643,033	2,718,204	9,270	3,370,507
Residential mortgage	1,592,706	219,026	57,577	1,869,309
Personal	87,092	406,902	331	494,325
Total	$4,255,588	$11,525,148	$241,830	$16,022,566
Accruing loans past due (90 days)[1]				$8,019

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At March 31, 2017, $5.5 billion or 33 percent of our total loan portfolio is to businesses and individuals attributed to the Texas market and $3.3 billion or 20 percent of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At March 31, 2017, commercial loans attributed to the Texas market totaled $3.4 billion or 33 percent of the commercial loan portfolio segment and commercial loans attributed to the Oklahoma market totaled $1.9 billion or 19 percent of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.5 billion or 15 percent of total loans at March 31, 2017, including $2.0 billion of outstanding loans to energy producers. Approximately 58 percent of committed production loans are secured by properties primarily producing oil and 42 percent are secured by properties producing natural gas. The services loan class totaled $3.0 billion or 18 percent of total loans at March 31, 2017. Approximately $1.4 billion of loans in the services category consist of loans with individual balances of less than $10 million. Businesses included in the services class include governmental, finance and insurance, not-for-profit, educational services and loans to entities providing services for real estate and construction. The healthcare loan class totaled $2.3 billion or 13 percent of total loans at March 31, 2017. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

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

At March 31, 2017, 31 percent of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 12 percent of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At March 31, 2017, residential mortgage loans included $204 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $764 million at March 31, 2017. Approximately 66 percent of the home equity loan portfolio is comprised of first lien loans and 34 percent of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 51 percent to amortizing term loans and 49 percent to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2017, outstanding commitments totaled $9.4 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2017, outstanding standby letters of credit totaled $596 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At March 31, 2017, outstanding commercial letters of credit totaled $3.8 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three months ended March 31, 2017.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended March 31, 2017 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$140,213	$50,749	$18,224	$8,773	$28,200	$246,159
Provision for loan losses	(3,355)	6,859	(39)	(788)	(873)	1,804
Loans charged off	(424)	—	(236)	(1,493)	—	(2,153)
Recoveries	1,182	735	228	755	—	2,900
Ending balance	$137,616	$58,343	$18,177	$7,247	$27,327	$248,710
Allowance for off-balance sheet credit losses:
Beginning balance	$11,063	$123	$50	$8	$—	$11,244
Provision for off-balance sheet credit losses	(1,775)	(17)	(10)	(2)	—	(1,804)
Ending balance	$9,288	$106	$40	$6	$—	$9,440

Total provision for credit losses	$(5,130)	$6,842	$(49)	$(790)	$(873)	$—

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at March 31, 2017 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,170,285	$134,164	$156,825	$3,452	$10,327,110	$137,616
Commercial real estate	3,866,588	58,343	4,475	—	3,871,063	58,343
Residential mortgage	1,900,193	18,132	46,081	45	1,946,274	18,177
Personal	847,224	7,247	235	—	847,459	7,247
Total	16,784,290	217,886	207,616	3,497	16,991,906	221,383

Nonspecific allowance	—	—	—	—	—	27,327

Total	$16,784,290	$217,886	$207,616	$3,497	$16,991,906	$248,710

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at March 31, 2017 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,302,774	$136,672	$24,336	$944	$10,327,110	$137,616
Commercial real estate	3,871,063	58,343	—	—	3,871,063	58,343
Residential mortgage	211,846	2,958	1,734,428	15,219	1,946,274	18,177
Personal	749,028	5,136	98,431	2,111	847,459	7,247
Total	15,134,711	203,109	1,857,195	18,274	16,991,906	221,383

Nonspecific allowance	—	—	—	—	—	27,327

Total	$15,134,711	$203,109	$1,857,195	$18,274	$16,991,906	$248,710

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

The following table summarizes the Company’s loan portfolio at March 31, 2017 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$1,988,392	$144,157	$294,138	$110,425	$—	$—	$2,537,112
Services	2,960,912	13,931	30,819	7,713	—	—	3,013,375
Wholesale/retail	1,459,703	21,970	13,480	11,090	—	—	1,506,243
Manufacturing	504,824	1,917	30,782	5,907	—	—	543,430
Healthcare	2,196,517	35,704	32,474	909	—	—	2,265,604
Other commercial and industrial	407,317	4,641	4,315	20,737	24,292	44	461,346
Total commercial	9,517,665	222,320	406,008	156,781	24,292	44	10,327,110

Commercial real estate:
Residential construction and land development	132,127	—	1,251	2,616	—	—	135,994
Retail	738,978	5,754	—	314	—	—	745,046
Office	857,582	2,894	—	413	—	—	860,889
Multifamily	918,542	—	4,425	24	—	—	922,991
Industrial	871,387	—	—	76	—	—	871,463
Other commercial real estate	333,554	—	94	1,032	—	—	334,680
Total commercial real estate	3,852,170	8,648	5,770	4,475	—	—	3,871,063

Residential mortgage:
Permanent mortgage	207,886	1,710	490	1,760	743,469	22,428	977,743
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	194,073	10,108	204,181
Home equity	—	—	—	—	752,565	11,785	764,350
Total residential mortgage	207,886	1,710	490	1,760	1,690,107	44,321	1,946,274

Personal	748,000	49	888	91	98,287	144	847,459

Total	$14,325,721	$232,727	$413,156	$163,107	$1,812,686	$44,509	$16,991,906

The following table summarizes the Company’s loan portfolio at December 31, 2016 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$1,937,790	$119,583	$307,996	$132,499	$—	$—	$2,497,868
Services	3,052,002	10,960	37,855	8,173	—	—	3,108,990
Wholesale/retail	1,535,463	16,886	13,062	11,407	—	—	1,576,818
Manufacturing	468,314	26,532	15,198	4,931	—	—	514,975
Healthcare	2,140,458	44,472	16,161	825	—	—	2,201,916
Other commercial and industrial	433,789	5,309	—	21,060	30,041	58	490,257
Total commercial	9,567,816	223,742	390,272	178,895	30,041	58	10,390,824

Commercial real estate:
Residential construction and land development	131,630	—	470	3,433	—	—	135,533
Retail	756,418	4,745	399	326	—	—	761,888
Office	798,462	—	—	426	—	—	798,888
Multifamily	898,800	—	4,434	38	—	—	903,272
Industrial	871,673	—	—	76	—	—	871,749
Other commercial real estate	336,488	—	6	1,222	—	—	337,716
Total commercial real estate	3,793,471	4,745	5,309	5,521	—	—	3,809,046

Residential mortgage:
Permanent mortgage	238,769	1,186	2,331	1,417	741,679	21,438	1,006,820
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	187,541	11,846	199,387
Home equity	—	—	—	—	732,106	11,519	743,625
Total residential mortgage	238,769	1,186	2,331	1,417	1,661,326	44,803	1,949,832

Personal	743,451	—	1,054	97	95,163	193	839,958

Total	$14,343,507	$229,673	$398,966	$185,930	$1,786,530	$45,054	$16,989,660

The following table summarizes the Company’s loan portfolio at March 31, 2016 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,197,870	$269,039	$402,958	$159,553	$—	$—	$3,029,420
Services	2,706,395	6,099	6,885	9,512	—	—	2,728,891
Wholesale/retail	1,415,832	12,383	19,946	3,685	—	—	1,451,846
Manufacturing	567,618	21,209	11,506	312	—	—	600,645
Healthcare	1,970,331	16,267	7,804	1,023	—	—	1,995,425
Other commercial and industrial	453,173	5,082	—	483	23,376	84	482,198
Total commercial	9,311,219	330,079	449,099	174,568	23,376	84	10,288,425

Commercial real estate:
Residential construction and land development	164,931	1,306	923	4,789	—	—	171,949
Retail	802,796	6,004	420	1,302	—	—	810,522
Office	694,670	253	—	629	—	—	695,552
Multifamily	726,933	—	6,506	250	—	—	733,689
Industrial	564,391	—	—	76	—	—	564,467
Other commercial real estate	392,095	—	9	2,224	—	—	394,328
Total commercial real estate	3,345,816	7,563	7,858	9,270	—	—	3,370,507

Residential mortgage:
Permanent mortgage	185,963	1,203	3,146	2,346	730,596	25,151	948,405
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	177,800	19,550	197,350
Home equity	—	—	—	—	713,024	10,530	723,554
Total residential mortgage	185,963	1,203	3,146	2,346	1,621,420	55,231	1,869,309

Personal	410,094	1	100	123	83,799	208	494,325

Total	$13,253,092	$338,846	$460,203	$186,307	$1,728,595	$55,523	$16,022,566

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the
	March 31, 2017					Three Months Ended
		Recorded Investment				March 31, 2017
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$125,579	$110,425	$58,324	$52,101	$3,435	$121,462	$—
Services	11,542	7,713	7,713	—	—	7,943	—
Wholesale/retail	17,582	11,090	11,090	—	—	11,248	—
Manufacturing	6,377	5,907	5,907	—	—	5,419	—
Healthcare	1,379	909	909	—	—	867	—
Other commercial and industrial	28,876	20,781	20,764	17	17	20,950	—
Total commercial	191,335	156,825	104,707	52,118	3,452	167,889	—

Commercial real estate:
Residential construction and land development	4,126	2,616	2,616	—	—	3,024	—
Retail	523	314	314	—	—	320	—
Office	515	413	413	—	—	420	—
Multifamily	1,000	24	24	—	—	31	—
Industrial	76	76	76	—	—	76	—
Other real estate loans	1,213	1,032	1,032	—	—	1,127	—
Total commercial real estate	7,453	4,475	4,475	—	—	4,998	—

Residential mortgage:
Permanent mortgage	29,355	24,188	24,143	45	45	23,521	291
Permanent mortgage guaranteed by U.S. government agencies[1]	210,237	204,181	204,181	—	—	207,396	1,904
Home equity	13,008	11,785	11,785	—	—	11,652	—
Total residential mortgage	252,600	240,154	240,109	45	45	242,569	2,195

Personal	265	235	235	—	—	262	—

Total	$451,653	$401,689	$349,526	$52,163	$3,497	$415,718	$2,195

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At March 31, 2017, $10 million of these loans were nonaccruing and $194 million were accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, are recovered.

A summary of impaired loans at December 31, 2016 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$146,897	$132,499	$121,418	$11,081	$762
Services	11,723	8,173	8,173	—	—
Wholesale/retail	17,669	11,407	11,407	—	—
Manufacturing	5,320	4,931	4,931	—	—
Healthcare	1,147	825	825	—	—
Other commercial and industrial	29,006	21,118	21,083	35	35
Total commercial	211,762	178,953	167,837	11,116	797

Commercial real estate:
Residential construction and land development	4,951	3,433	3,433	—	—
Retail	530	326	326	—	—
Office	521	426	426	—	—
Multifamily	1,000	38	38	—	—
Industrial	76	76	76	—	—
Other real estate loans	7,349	1,222	1,222	—	—
Total commercial real estate	14,427	5,521	5,521	—	—

Residential mortgage:
Permanent mortgage	28,830	22,855	22,809	46	46
Permanent mortgage guaranteed by U.S. government agencies[1]	205,564	199,387	199,387	—	—
Home equity	12,611	11,519	11,519	—	—
Total residential mortgage	247,005	233,761	233,715	46	46

Personal	332	290	290	—	—

Total	$473,526	$418,525	$407,363	$11,162	$843

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2016, $12 million of these loans were nonaccruing and $188 million were accruing based on the guarantee by U.S. government agencies.

A summary of impaired loans at March 31, 2016 follows (in thousands):

						For the
	As of March 31, 2016					Three Months Ended
		Recorded Investment				March 31, 2016
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$182,224	$159,553	$125,072	$34,481	$2,558	$93,627	$—
Services	12,824	9,512	9,512	—	—	9,901	—
Wholesale/retail	9,502	3,685	3,673	12	9	3,302	—
Manufacturing	658	312	312	—	—	322	—
Healthcare	1,338	1,023	905	118	35	1,048	—
Other commercial and industrial	8,235	567	567	—	—	595	—
Total commercial	214,781	174,652	140,041	34,611	2,602	108,795	—

Commercial real estate:
Residential construction and land development	7,621	4,789	4,789	—	—	4,599	—
Retail	1,923	1,302	1,302	—	—	1,311	—
Office	920	629	629	—	—	640	—
Multifamily	1,192	250	250	—	—	262	—
Industrial	76	76	76	—	—	76	—
Other real estate loans	8,348	2,224	2,068	156	18	2,248	—
Total commercial real estate	20,080	9,270	9,114	156	18	9,136	—

Residential mortgage:
Permanent mortgage	35,149	27,497	27,383	114	66	28,240	327
Permanent mortgage guaranteed by U.S. government agencies[1]	203,396	197,350	197,350	—	—	199,697	1,772
Home equity	11,321	10,530	10,530	—	—	10,443	—
Total residential mortgage	249,866	235,377	235,263	114	66	238,380	2,099

Personal	363	331	331	—	—	397	—

Total	$485,090	$419,630	$384,749	$34,881	$2,686	$356,708	$2,099

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At March 31, 2016, $20 million of these loans were nonaccruing and $178 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of March 31, 2017 is as follows (in thousands):

	As of March 31, 2017				Amounts Charged Off During the Three Months Ended March 31, 2017
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$28,529	$22,883	$5,646	$271	$—
Services	7,356	6,679	677	—	—
Wholesale/retail	10,984	10,984	—	—	—
Manufacturing	209	209	—	—	—
Healthcare	601	—	601	—	—
Other commercial and industrial	314	44	270	—	—
Total commercial	47,993	40,799	7,194	271	—

Commercial real estate:
Residential construction and land development	630	272	358	—	—
Retail	314	314	—	—	—
Office	138	138	—	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	377	377	—	—	—
Total commercial real estate	1,459	1,101	358	—	—

Residential mortgage:
Permanent mortgage	14,457	9,876	4,581	45	—
Permanent mortgage guaranteed by U.S. government agencies	6,189	1,597	4,592	—	—
Home equity	5,663	4,236	1,427	—	20
Total residential mortgage	26,309	15,709	10,600	45	20

Personal	203	203	—	—	1

Total nonaccruing TDRs	$75,964	$57,812	$18,152	$316	$21

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	83,577	29,040	54,537	—	—

Total TDRs	$159,541	$86,852	$72,689	$316	$21

A summary of troubled debt restructurings by accruing status as of December 31, 2016 is as follows (in thousands):

	As of
	December 31, 2016
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$16,893	$10,867	$6,026	$—
Services	7,527	6,830	697	—
Wholesale/retail	11,291	11,251	40	—
Manufacturing	224	224	—	—
Healthcare	607	—	607	—
Other commercial and industrial	337	53	284	—
Total commercial	36,879	29,225	7,654	—

Commercial real estate:
Residential construction and land development	690	97	593	—
Retail	326	326	—	—
Office	143	143	—	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other real estate loans	548	548	—	—
Total commercial real estate	1,707	1,114	593	—

Residential mortgage:
Permanent mortgage	14,876	10,175	4,701	46
Permanent mortgage guaranteed by U.S. government agencies	6,702	2,241	4,461	—
Home equity	5,346	4,458	888	—
Total residential mortgage	26,924	16,874	10,050	46

Personal	237	236	1	—

Total nonaccuring TDRs	$65,747	$47,449	$18,298	$46

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	81,370	27,289	54,081	—

Total TDRs	$147,117	$74,738	$72,379	$46

A summary of troubled debt restructurings by accruing status as of March 31, 2016 is as follows (in thousands):

	As of March 31, 2016				Amounts Charged Off During the Three Months Ended March 31, 2016
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$2,829	$—	$2,829	$—	$—
Services	8,863	8,076	787	—	—
Wholesale/retail	2,619	2,567	52	9	—
Manufacturing	267	267	—	—	—
Healthcare	656	656	—	—	—
Other commercial and industrial	548	65	483	—	57
Total commercial	15,782	11,631	4,151	9	57

Commercial real estate:
Residential construction and land development	1,871	296	1,575	—	—
Retail	1,302	925	377	—	—
Office	160	160	—	—	—
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other real estate loans	909	478	431	—	—
Total commercial real estate	4,242	1,859	2,383	—	—

Residential mortgage:
Permanent mortgage	16,242	11,451	4,791	66	3
Permanent mortgage guaranteed by U.S. government agencies	9,809	851	8,958	—	—
Home equity	5,078	4,207	871	—	66
Total residential mortgage	31,129	16,509	14,620	66	69

Personal	284	262	22	—	7

Total nonaccruing TDRs	$51,437	$30,261	$21,176	$75	$133

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	77,598	28,415	49,183	—	—

Total TDRs	$129,035	$58,676	$70,359	$75	$133

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at March 31, 2017 by class that were restructured during the three months ended March 31, 2017 by primary type of concession (in thousands):

	Three Months Ended March 31, 2017
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$13,242	$—	$13,242	$13,242
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—	—
Total commercial	—	—	—	13,242	—	13,242	13,242

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	16	31	47	47
Permanent mortgage guaranteed by U.S. government agencies	5,885	2,027	7,912	—	181	181	8,093
Home equity	—	—	—	124	531	655	655
Total residential mortgage	5,885	2,027	7,912	140	743	883	8,795

Personal	—	—	—	—	4	4	4

Total	$5,885	$2,027	$7,912	$13,382	$747	$14,129	$22,041

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during three months ended March 31, 2016 by primary type of concession (in thousands):

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

The following table summarizes, by loan class, the recorded investment at March 31, 2017 and 2016, respectively, of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$5,646	$5,646	$—	$2,829	$2,829
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	—	—
Total commercial	—	5,646	5,646	—	2,829	2,829

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other real estate loans	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	678	678	—	1,597	1,597
Permanent mortgage guaranteed by U.S. government agencies	17,106	1,136	18,242	22,606	1,346	23,952
Home equity	—	997	997	—	365	365
Total residential mortgage	17,106	2,811	19,917	22,606	3,308	25,914

Personal	—	—	—	—	—	—

Total	$17,106	$8,457	$25,563	$22,606	$6,137	$28,743

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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of March 31, 2017 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,426,100	$437	$150	$—	$110,425	$2,537,112
Services	3,002,984	2,395	234	49	7,713	3,013,375
Wholesale/retail	1,495,023	130	—	—	11,090	1,506,243
Manufacturing	537,168	115	240	—	5,907	543,430
Healthcare	2,264,266	—	429	—	909	2,265,604
Other commercial and industrial	440,484	—	81	—	20,781	461,346
Total commercial	10,166,025	3,077	1,134	49	156,825	10,327,110

Commercial real estate:
Residential construction and land development	133,064	314	—	—	2,616	135,994
Retail	744,732	—	—	—	314	745,046
Office	860,476	—	—	—	413	860,889
Multifamily	922,952	15	—	—	24	922,991
Industrial	871,362	25	—	—	76	871,463
Other real estate loans	333,648	—	—	—	1,032	334,680
Total commercial real estate	3,866,234	354	—	—	4,475	3,871,063

Residential mortgage:
Permanent mortgage	948,191	5,364	—	—	24,188	977,743
Permanent mortgages guaranteed by U.S. government agencies	45,643	29,853	—	118,577	10,108	204,181
Home equity	750,914	1,376	266	9	11,785	764,350
Total residential mortgage	1,744,748	36,593	266	118,586	46,081	1,946,274

Personal	846,652	430	105	37	235	847,459

Total	$16,623,659	$40,454	$1,505	$118,672	$207,616	$16,991,906

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2016 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,364,890	$479	—	$—	$132,499	$2,497,868
Services	3,099,605	191	1,021	—	8,173	3,108,990
Wholesale/retail	1,561,650	3,761	—	—	11,407	1,576,818
Manufacturing	509,662	382	—	—	4,931	514,975
Healthcare	2,201,050	—	41	—	825	2,201,916
Other commercial and industrial	468,981	155	3	—	21,118	490,257
Total commercial	10,205,838	4,968	1,065	—	178,953	10,390,824

Commercial real estate:
Residential construction and land development	132,100	—	—	—	3,433	135,533
Retail	761,562	—	—	—	326	761,888
Office	798,462	—	—	—	426	798,888
Multifamily	903,234	—	—	—	38	903,272
Industrial	871,673	—	—	—	76	871,749
Other real estate loans	336,488	6	—	—	1,222	337,716
Total commercial real estate	3,803,519	6	—	—	5,521	3,809,046

Residential mortgage:
Permanent mortgage	979,386	3,299	1,280	—	22,855	1,006,820
Permanent mortgages guaranteed by U.S. government agencies	40,594	17,465	13,803	115,679	11,846	199,387
Home equity	729,493	2,276	337	—	11,519	743,625
Total residential mortgage	1,749,473	23,040	15,420	115,679	46,220	1,949,832

Personal	838,811	589	263	5	290	839,958

Total	$16,597,641	$28,603	16,748	$115,684	$230,984	$16,989,660

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of March 31, 2016 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,864,408	$3,001	—	$2,458	$159,553	$3,029,420
Services	2,714,697	4,682	—	—	9,512	2,728,891
Wholesale/retail	1,443,503	4,658	—	—	3,685	1,451,846
Manufacturing	600,029	—	—	304	312	600,645
Healthcare	1,994,402	—	—	—	1,023	1,995,425
Other commercial and industrial	481,286	266	79	—	567	482,198
Total commercial	10,098,325	12,607	79	2,762	174,652	10,288,425

Commercial real estate:
Residential construction and land development	167,160	—	—	—	4,789	171,949
Retail	809,220	—	—	—	1,302	810,522
Office	694,923	—	—	—	629	695,552
Multifamily	728,183	—	—	5,256	250	733,689
Industrial	564,391	—	—	—	76	564,467
Other real estate loans	392,104	—	—	—	2,224	394,328
Total commercial real estate	3,355,981	—	—	5,256	9,270	3,370,507

Residential mortgage:
Permanent mortgage	918,965	1,378	565	—	27,497	948,405
Permanent mortgages guaranteed by U.S. government agencies	43,259	14,835	12,490	107,216	19,550	197,350
Home equity	710,824	1,945	255	—	10,530	723,554
Total residential mortgage	1,673,048	18,158	13,310	107,216	57,577	1,869,309

Personal	493,722	266	5	1	331	494,325

Total	$15,621,076	$31,031	13,394	$115,235	$241,830	$16,022,566

(5) Acquisitions

On December 1, 2016, the Company acquired MBT Bancshares (“MBT”), parent company of Missouri Bank and Trust of Kansas City (“Mobank”) following regulatory approval of the transaction. Mobank operated four banking branches in the Kansas City, Mo. area. BOK Financial paid $102.5 million in an all-cash deal for all outstanding shares of MBT stock. MBT was merged into BOK Financial and Mobank became a wholly owned subsidiary of BOK Financial on December 1, 2016. On February 21, 2017, Mobank was merged with the Bank of Kansas City division of BOKF, NA. All branches in the Kansas City market will operate under the Mobank name. The preliminary purchase price allocation was updated in the first quarter of 2017 resulting in a $2.0 million increase in identifiable intangibles, $1.5 million decrease in premises and equipment and other repossessed assets, and a $526 thousand decrease in goodwill.
(6) Mortgage Banking Activities

Residential Mortgage Loan Production

The Company originates, markets and services conventional and government-sponsored residential mortgage loans. Generally, conforming fixed rate residential mortgage loans are held for sale in the secondary market and non-conforming and adjustable-rate residential mortgage loans are retained for investment. Residential mortgage loans originated for sale by the Company are carried at fair value based on sales commitments and market quotes. Changes in the fair value of mortgage loans held for sale are included in Other operating revenue – Mortgage banking revenue. Residential mortgage loans held for sale also includes the fair value of residential mortgage loan commitments and forward sale commitments which are considered derivative contracts that have not been designated as hedging instruments for accounting purposes. The volume of mortgage loans originated for sale and secondary market prices are the primary drivers of originating and marketing revenue.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2017		Dec. 31, 2016		March 31, 2016
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$237,811	$237,695	$286,414	$286,971	$309,040	$318,191
Residential mortgage loan commitments	381,732	14,267	318,359	9,733	902,986	20,170
Forward sales contracts	586,517	(3,255)	569,543	5,193	1,012,041	(6,321)
		$248,707		$301,897		$332,040

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2017, December 31, 2016 or March 31, 2016. No credit losses were recognized on residential mortgage loans held for sale for the three month periods ended March 31, 2017 and 2016.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Production revenue:
Net realized gains on sale of mortgage loans	$12,703	$8,449
Net change in unrealized gain on mortgage loans held for sale	(246)	3,283
Net change in the fair value of mortgage loan commitments	4,534	12,036
Net change in the fair value of forward sales contracts	(8,448)	(7,121)
Total production revenue	8,543	16,647
Servicing revenue	16,648	15,453
Total mortgage banking revenue	$25,191	$32,100

Production revenue includes gain (loss) on residential mortgage loans held for sale and changes in the fair value of derivative contracts not designated as hedging instruments for accounting purposes related to residential mortgage loan commitments and forward sales contracts. Servicing revenue includes servicing fee income and late charges on loans serviced for others.

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	March 31, 2017	Dec. 31, 2016	March 31, 2016
Number of residential mortgage loans serviced for others	138,778	139,340	134,040
Outstanding principal balance of residential mortgage loans serviced for others	$22,015,021	$21,997,568	$20,294,662
Weighted average interest rate	3.96%	3.97%	4.10%
Remaining term (in months)	300	301	300

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2017 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Dec. 31, 2016	$8,909	$238,164	$247,073
Additions, net	—	8,436	8,436
Change in fair value due to scheduled payments and full-balance payoffs	(509)	(7,453)	(7,962)
Change in fair value due to market assumption changes	(84)	1,940	1,856
Balance, March 31, 2017	$8,316	$241,087	$249,403

Activity in capitalized mortgage servicing rights during the three months ended March 31, 2016 was as follows (in thousands):

	Purchased	Originated	Total
Balance, Dec. 31, 2015	$9,911	$208,694	$218,605
Additions, net	—	13,582	13,582
Change in fair value due to scheduled payments and full-balance payoffs	(626)	(7,518)	(8,144)
Change in fair value due to market assumption changes	(3,336)	(24,652)	(27,988)
Balance, March 31, 2016	$5,949	$190,106	$196,055

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	March 31, 2017	Dec. 31, 2016	March 31, 2016
Discount rate – risk-free rate plus a market premium	10.08%	10.08%	10.11%
Prepayment rate - based upon loan interest rate, original term and loan type	8.66%-18.17%	8.98%-16.91%	8.88%-35.21%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$63-$120	$63 - $120	$63 - $120
Delinquent loans	$150-$500	$150 - $500	$150 - $500
Loans in foreclosure	$650-$4250	$650 - $4,250	$650 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	2.06%	1.98%	1.19%
Primary/secondary mortgage rate spread	105 bps	105 bps	120 bps

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

The interest rate sensitivity of our mortgage servicing rights is modeled over a range of +/- 50 basis points. At March 31, 2017, a 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights by $30 million. A 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights by $25 million. In the model, changes in the value of servicing rights due to changes in interest rates assume stable relationships between residential mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

The aging status of our mortgage loans serviced for others by investor at March 31, 2017 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$8,052,339	$48,670	$12,098	$24,705	$8,137,812
FNMA	6,848,773	43,151	9,914	20,839	6,922,677
GNMA	6,253,924	156,821	43,016	15,492	6,469,253
Other	478,594	4,171	646	1,868	485,279
Total	$21,633,630	$252,813	$65,674	$62,904	$22,015,021

The Company has obligations to repurchase or provide indemnification for residential mortgage loans sold to government sponsored entities due to standard representations and warranties made under contractual agreements and to service loans in accordance with investor guidelines. The Company has established accruals for losses related to these obligations that are included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings.

The Company repurchased 5 loans from the agencies for $598 thousand during the first quarter of 2017. There were three indemnifications on loans paid during the first quarter of 2017. Losses recognized on repurchases were insignificant.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	March 31,
	2017	2016
Number of unresolved deficiency requests	185	220
Aggregate outstanding principal balance subject to unresolved deficiency requests	$9,622	$20,292
Unpaid principal balance subject to indemnification by the Company	5,249	4,668

The activity in the accruals for mortgage losses related to repurchases is summarized as follows (in thousands).

	Three Months Ended March 31,
	2017	2016
Beginning balance	$2,788	$3,359
Provision for losses	(199)	(118)
Charge-offs, net	(2)	(267)
Ending balance	$2,587	$2,974

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
On March 3, 2015, BOKF, NA and the Company were named as defendants in a class action alleging (1) that the manner in which the Bank posted charges to its consumer deposit accounts was improper from September 1, 2011 through July 8, 2014, the period after which the Bank and BOK Financial had settled a class action respecting a similar claim, and before it made changes to its posting order and (2) that the manner in which the Bank posted charges to its small business deposit accounts was improper from July 9, 2009 through July 8, 2014. Following mediation of the case in August 2016, the Class Representatives and the Bank reached a settlement of the action for $7.8 million. The Settlement has been approved by the Court in a final order, the Company has funded the settlement, and the settlement is being implemented.
On June 24, 2015, the Bank received a complaint alleging that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which the Bank served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures by waiving financial covenants, granting forbearances and accepting without disclosure to the bondholders, debt service payments from sources other than pledged revenues. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the Securities and Exchange Commission ("SEC"). On December 28, 2015, in an action brought by the SEC, the United States District Court for the District of New Jersey entered a judgment against the principals involved in issuing the bonds, precluding the principals from denying the alleged violations of the federal securities laws and requiring the principals to pay all outstanding principal, accrued interest, and other amounts required under the bond documents (estimated to be approximately $73 million, less the value of the facilities securing repayment of the bonds), subject to oversight by a court appointed monitor. On September 7, 2016, the Bank agreed, and the SEC entered, a consent order finding that the Bank had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and requiring the Bank to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. The Bank has disgorged the fees and paid the penalty.  On August 26, 2016, the Bank was sued in the United States District Court for New Jersey by two bondholders in a putative class action on behalf of all holders of the bonds alleging the Bank participated in the fraudulent sale of securities by the principals. On September 14, 2016, the Bank was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders alleging the Bank participated in the fraudulent sale of securities by the principals. Management has been advised by counsel that the Bank has valid defenses to the claims. The Bank expects the Court ordered payment plan will result in the payment of the bonds by the principals. Accordingly, no loss is probable at this time and no provision for loss has been made. If the payment plan does not result in payment of the bonds, a loss could become probable. A reasonable estimate cannot be made at this time though the amount could be material to the Company.
On March 14, 2017, the Bank was sued in the United States District Court for the Northern District of Oklahoma by bondholders in a second putative class action. The bondholders in this second action allege two individuals purchased facilities from the principals who are the subject of the SEC New Jersey proceedings by means of the fraudulent sale of $60 million of municipal securities for which the Bank also served as indenture trustee. The bondholders allege the Bank failed to disclose that the seller of the purchased facilities had engaged in the conduct complained of in the New Jersey action. The Bank properly performed all duties as indenture trustee of this second set of municipal securities, timely commenced proceedings against the issuer of the securities when default occurred, is cooperating with the SEC in actions against the two principals, is not a target of the SEC proceedings, and has been advised by counsel that the Bank has valid defenses to the claims of these bondholders. It is the opinion of management that no loss is probable at this time.

The Director of the New Mexico Securities Division of the State of New Mexico Regulation and Licensing Department ("the Director") issued a Notice of Contemplated Action in connection with the purchases of various municipal bonds by the elected County Treasurer of Bernalillo County, New Mexico, from BOK Financial Securities, Inc., the Company’s broker-dealer affiliate. The Notice was settled by a $125,000 payment to the Division’s Educational fund, without any fine, penalty or sanction. The County of Bernalillo, New Mexico, has commenced arbitration pursuant to the Arbitration Rules of FINRA seeking recovery of $5.6 million arising out of the purchases. The Company has been advised that any recovery by the County is remote.
On March 30, 2017, two deposit customers of the Bank sued the Bank in the District Court of Harris County, Texas. A judgment creditor had served a garnishment summons on the Bank. The deposit customers allege that, because the Bank was unable to produce adequate documentation of ownership of a series of deposit accounts at the Bank owned by them, they were compelled to enter into a settlement agreement with the judgment creditor pursuant to which the Bank paid $4.2 million from the accounts to the judgment creditor. The two deposit customers seek $7 million. The amount of liability, if any, has not been quantified at this time. Although a loss may be probable, the amount of the liability, if any, cannot be quantified at this time.
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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $4.0 million at March 31, 2017. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

A summary of consolidated and unconsolidated alternative investments as of March 31, 2017, December 31, 2016 and March 31, 2016 is as follows (in thousands):

	March 31, 2017
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$17,816	$—	$—	$14,119
Tax credit entities	10,000	11,430	—	10,964	10,000
Other	—	16,475	1,408	847	5,031
Total consolidated	$10,000	$45,721	$1,408	$11,811	$29,150

Unconsolidated:
Tax credit entities	$53,000	$141,231	$59,649	$—	$—
Other	—	29,611	14,045	—	—
Total unconsolidated	$53,000	$170,842	$73,694	$—	$—

	Dec. 31, 2016
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$17,357	$—	$—	$13,237
Tax credit entities	10,000	11,585	—	10,964	10,000
Other	—	29,783	3,189	1,092	8,266
Total consolidated	$10,000	$58,725	$3,189	$12,056	$31,503

Unconsolidated:
Tax credit entities	$44,488	$143,715	$63,329	$—	$—
Other	—	31,675	15,028	—	—
Total unconsolidated	$44,488	$175,390	$78,357	$—	$—

	March 31, 2016
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$22,120	$—	$—	$17,166
Tax credit entities	10,000	12,051	—	10,964	10,000
Other	—	36,238	2,663	2,738	7,544
Total consolidated	$10,000	$70,409	$2,663	$13,702	$34,710

Unconsolidated:
Tax credit entities	$32,679	$105,505	$33,091	$—	$—
Other	—	15,298	6,303	—	—
Total unconsolidated	$32,679	$120,803	$39,394	$—	$—

Other Commitments and Contingencies

At March 31, 2017, Cavanal Hill Funds’ assets included U.S. Treasury, cash management and tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at March 31, 2017. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2017 or 2016.
(8) Shareholders' Equity

On April 25, 2017, the Company declared a quarterly cash dividend of $0.44 per common share on or about May 26, 2017 to shareholders of record as of May 12, 2017.

Dividends declared were $0.44 per share during the three months ended March 31, 2017 and $0.43 per share during the three months ended March 31, 2016.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, Dec. 31, 2015	$23,284	$68	$(1,765)	$21,587
Net change in unrealized gain (loss)	121,091	—	—	121,091
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(69)	—	(69)
Gain on available for sale securities, net	(3,964)	—	—	(3,964)
Other comprehensive income (loss), before income taxes	117,127	(69)	—	117,058
Federal and state income taxes[1]	45,563	(27)	—	45,536
Other comprehensive income (loss), net of income taxes	71,564	(42)	—	71,522
Balance, March 31, 2016	$94,848	$26	$(1,765)	$93,109

Balance, Dec. 31, 2016	$(9,087)	$—	$(1,880)	$(10,967)
Net change in unrealized gain (loss)	11,411	—	—	11,411
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—		—	—
Gain on available for sale securities, net	(2,049)	—	—	(2,049)
Other comprehensive income (loss), before income taxes	9,362	—	—	9,362
Federal and state income taxes[1]	3,616		—	3,616
Other comprehensive income (loss), net of income taxes	5,746	—	—	5,746
Balance, March 31, 2017	$(3,341)	$—	$(1,880)	$(5,221)

[1]	Calculated using a 39 percent effective tax rate.

(9)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$88,356	$42,564
Less: Earnings allocated to participating securities	1,003	538
Numerator for basic earnings per share – income available to common shareholders	87,353	42,026
Effect of reallocating undistributed earnings of participating securities	—	—
Numerator for diluted earnings per share – income available to common shareholders	$87,353	$42,026

Denominator:
Weighted average shares outstanding	65,457,772	66,131,166
Less: Participating securities included in weighted average shares outstanding	741,808	834,625
Denominator for basic earnings per common share	64,715,964	65,296,541
Dilutive effect of employee stock compensation plans[1]	67,773	34,887
Denominator for diluted earnings per common share	64,783,737	65,331,428

Basic earnings per share	$1.35	$0.64
Diluted earnings per share	$1.35	$0.64
[1] Excludes employee stock options with exercise prices greater than current market price.	—	244,019

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2017 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$134,704	$21,129	$11,485	$33,864	$201,182
Net interest revenue (expense) from internal sources	(16,793)	10,952	8,856	(3,015)	—
Net interest revenue	117,911	32,081	20,341	30,849	201,182
Provision for credit losses	(1,462)	1,272	40	150	—
Net interest revenue after provision for credit losses	119,373	30,809	20,301	30,699	201,182
Other operating revenue	46,270	47,306	74,158	2,562	170,296
Other operating expense	52,436	53,532	60,410	78,333	244,711
Net direct contribution	113,207	24,583	34,049	(45,072)	126,767
Gain (loss) on financial instruments, net	38	(1,667)	—	1,629	—
Change in fair value of mortgage servicing rights	—	1,856	—	(1,856)	—
Loss on repossessed assets, net	(5)	(136)	—	141	—
Corporate expense allocations	8,631	16,868	10,672	(36,171)	—
Net income before taxes	104,609	7,768	23,377	(8,987)	126,767
Federal and state income taxes	40,693	3,022	9,094	(14,706)	38,103
Net income	63,916	4,746	14,283	5,719	88,664
Net income attributable to non-controlling interests	—	—	—	308	308
Net income attributable to BOK Financial Corp. shareholders	$63,916	$4,746	$14,283	$5,411	$88,356

Average assets	$17,438,776	$8,648,562	$7,160,849	$(293,198)	$32,954,989

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2016 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$116,637	$21,449	$6,078	$38,408	$182,572
Net interest revenue (expense) from internal sources	(14,632)	9,353	$7,663	(2,384)	—
Net interest revenue	102,005	30,802	13,741	36,024	182,572
Provision for credit losses	21,572	1,702	(150)	11,876	35,000
Net interest revenue after provision for credit losses	80,433	29,100	13,891	24,148	147,572
Other operating revenue	45,108	54,029	68,747	(10,470)	157,414
Other operating expense	56,070	55,718	60,684	70,098	242,570
Net direct contribution	69,471	27,411	21,954	(56,420)	62,416
Gain on financial instruments, net	—	16,581	—	(16,581)	—
Change in fair value of mortgage servicing rights	—	(27,988)	—	27,988	—
Gain (loss) on repossessed assets, net	(82)	153	—	(71)	—
Corporate expense allocations	8,744	15,978	10,535	(35,257)	—
Net income before taxes	60,645	179	11,419	(9,827)	62,416
Federal and state income taxes	23,591	70	4,442	(6,675)	21,428
Net income	37,054	109	6,977	(3,152)	40,988
Net loss attributable to non-controlling interests	—	—	—	(1,576)	(1,576)
Net income attributable to BOK Financial Corp. shareholders	$37,054	$109	$6,977	$(1,576)	$42,564

Average assets	$16,969,015	$8,687,289	$5,565,047	$287,120	$31,508,471

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2017 and 2016, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three months ended March 31, 2017 and 2016 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at March 31, 2017, December 31, 2016 or March 31, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2017 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$18,365	$—	$18,365	$—
U.S. government agency residential mortgage-backed securities	578,977	—	578,977	—
Municipal and other tax-exempt securities	45,114	—	45,114	—
Other trading securities	34,700	—	34,700	—
Total trading securities	677,156	—	677,156	—
Available for sale securities:
U.S. Treasury	999	999	—	—
Municipal and other tax-exempt securities	35,453	—	29,731	5,722
U.S. government agency residential mortgage-backed securities	5,372,916	—	5,372,916	—
Privately issued residential mortgage-backed securities	108,626	—	108,626	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,877,028	—	2,877,028	—
Other debt securities	4,153	—	—	4,153
Perpetual preferred stock	19,272	—	19,272	—
Equity securities and mutual funds	18,844	3,906	14,938	—
Total available for sale securities	8,437,291	4,905	8,422,511	9,875
Fair value option securities – U.S. government agency residential mortgage-backed securities	441,714	—	441,714	—
Residential mortgage loans held for sale	248,707	—	236,028	12,679
Mortgage servicing rights[1]	249,403	—	—	249,403
Derivative contracts, net of cash collateral[2]	304,727	12,631	292,096	—
Liabilities:
Derivative contracts, net of cash collateral[2]	276,422	15,455	260,967	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded interest rate and energy derivative contacts. Derivative contacts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate and agricultural derivative contracts, net of cash margin.

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2016 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$6,234	$—	$6,234	$—
U.S. government agency residential mortgage-backed securities	310,067	—	310,067	—
Municipal and other tax-exempt securities	14,427	—	14,427	—
Other trading securities	6,900	—	6,900	—
Total trading securities	337,628	—	337,628	—
Available for sale securities:
U.S. Treasury	999	999	—	—
Municipal and other tax-exempt securities	40,993	—	35,204	5,789
U.S. government agency residential mortgage-backed securities	5,460,386	—	5,460,386	—
Privately issued residential mortgage-backed securities	115,535	—	115,535	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	3,017,933	—	3,017,933	—
Other debt securities	4,152	—	—	4,152
Perpetual preferred stock	18,474	—	18,474	—
Equity securities and mutual funds	18,357	3,495	14,862	—
Total available for sale securities	8,676,829	4,494	8,662,394	9,941
Fair value option securities – U.S. government agency residential mortgage-backed securities	77,046	—	77,046	—
Residential mortgage loans held for sale	301,897	—	290,280	11,617
Mortgage servicing rights[1]	247,073	—	—	247,073
Derivative contracts, net of cash collateral[2]	689,872	7,541	682,331	—
Liabilities:
Derivative contracts, net of cash collateral[2]	664,531	6,972	657,559	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest-rate and energy derivative contacts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate, energy and agricultural derivative contracts, net of cash margin.

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2016 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$59,733	$—	$59,733	$—
U.S. government agency residential mortgage-backed securities	146,896	—	146,896	—
Municipal and other tax-exempt securities	58,797	—	58,797	—
Other trading securities	14,113	—	14,113	—
Total trading securities	279,539	—	279,539	—
Available for sale securities:
U.S. Treasury	1,003	1,003	—	—
Municipal and other tax-exempt securities	51,308	—	41,694	9,614
U.S. government agency residential mortgage-backed securities	5,716,525	—	5,716,525	—
Privately issued residential mortgage-backed securities	133,030	—	133,030	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,942,404	—	2,942,404	—
Other debt securities	4,151	—	—	4,151
Perpetual preferred stock	19,575	—	19,575	—
Equity securities and mutual funds	18,040	3,216	14,824	—
Total available for sale securities	8,886,036	4,219	8,868,052	13,765
Fair value option securities – U.S. government agency residential mortgage-backed securities	418,887	—	418,887	—
Residential mortgage loans held for sale	332,040	—	323,941	8,099
Mortgage servicing rights[1]	196,055	—	—	196,055
Derivative contracts, net of cash collateral[2]	790,146	29,533	760,613	—
Liabilities:
Derivative contracts, net of cash collateral[2]	705,578	3,084	702,494	—

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

The fair value of certain available for sale municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on references to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Capital Markets, Risk Management and Finance departments assesses the appropriateness of these inputs quarterly.

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

The following represents the changes for the three months ended March 31, 2017 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt securities	Other debt securities	Residential mortgage loans held for sale
Balance, Dec. 31, 2016	$5,789	$4,152	$11,617
Transfer to Level 3 from Level 2[1]	—	—	1,887
Purchases	—	—	—
Proceeds from sales	—	—	(589)
Redemptions and distributions	—	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	(236)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	(67)	1	—
Balance, March 31, 2017	$5,722	$4,153	$12,679
1 Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

The following represents the changes for the three months ended March 31, 2016 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt securities	Other debt securities	Residential mortgage loans held for sale
Balance, Dec. 31, 2015	$9,610	$4,151	$7,874
Transfer to Level 3 from Level 2[1]	—	—	460
Purchases	—	—	—
Proceeds from sales	—	—	(113)
Redemptions and distributions	—	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	(122)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	4	—	—
Balance, March 31, 2016	$9,614	$4,151	$8,099
1 Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of March 31, 2017 follows (in thousands):

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$6,195	$6,163	$5,722	Discounted cash flows	[1]	Interest rate spread	7.64%-7.94% (7.89%)	[2]
							90.00%-91.22% (90.75%)	[3]
Other debt securities	4,400	4,400	4,153	Discounted cash flows	[1]	Interest rate spread	6.00%-6.84% (6.75%)	[4]
							94.34% - 94.39 (94.38%)	[3]

Residential mortgage loans held for sale	N/A	13,623	12,679	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	93.07%

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 632 to 685 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 3 percent.

A summary of quantitative information about Recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2016 follows (in thousands):

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$6,195	$6,163	$5,789	Discounted cash flows	[1]	Interest rate spread	5.91%-6.21% (6.16%)	[2]
							90.00%-93.40% (92.20%)	[3]
Other debt securities	4,400	4,400	4,152	Discounted cash flows	[1]	Interest rate spread	6.01%-6.26% (6.23%)	[4]
							94.34% - 94.36 (94.36%)	[3]
Residential mortgage loans held for sale	N/A	12,431	11,617	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	93.45%

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2017 for which the fair value was adjusted during the three months ended March 31, 2017:

	Carrying Value at March 31, 2017			Fair Value Adjustments for the Three Months Ended March 31, 2017 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$462	$1,614	$444	$—
Real estate and other repossessed assets	—	777	418	—	293

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2017 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,614	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	76% - 81% (77%)[1]
Real estate and other repossessed assets	418	Appraised value, as adjusted	Marketability adjustment off appraised value[2]	65% - 86% (78%)

[1]	Represents fair value as a percentage of the unpaid principal balance.

[2]	Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2017 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$546,575	$546,575	$546,575	$—	$—
Interest-bearing cash and cash equivalents	2,220,640	2,220,640	2,220,640	—	—
Trading securities:				—
U.S. government agency debentures	18,365	18,365	—	18,365	—
U.S. government agency residential mortgage-backed securities	578,977	578,977	—	578,977	—
Municipal and other tax-exempt securities	45,114	45,114	—	45,114	—
Other trading securities	34,700	34,700	—	34,700	—
Total trading securities	677,156	677,156	—	677,156	—
Investment securities:
Municipal and other tax-exempt securities	298,811	301,128	—	301,128	—
U.S. government agency residential mortgage-backed securities	19,378	19,967	—	19,967	—
Other debt securities	201,213	219,568	—	219,568	—
Total investment securities	519,402	540,663	—	540,663	—
Available for sale securities:
U.S. Treasury	999	999	999	—	—
Municipal and other tax-exempt securities	35,453	35,453	—	29,731	5,722
U.S. government agency residential mortgage-backed securities	5,372,916	5,372,916	—	5,372,916	—
Privately issued residential mortgage-backed securities	108,626	108,626	—	108,626	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,877,028	2,877,028	—	2,877,028	—
Other debt securities	4,153	4,153	—	—	4,153
Perpetual preferred stock	19,272	19,272	—	19,272	—
Equity securities and mutual funds	18,844	18,844	3,906	14,938	—
Total available for sale securities	8,437,291	8,437,291	4,905	8,422,511	9,875
Fair value option securities – U.S. government agency residential mortgage-backed securities	441,714	441,714	—	441,714	—
Residential mortgage loans held for sale	248,707	248,707	—	236,028	12,679
Loans:
Commercial	10,327,110	10,088,885	—	—	10,088,885
Commercial real estate	3,871,063	3,816,898	—	—	3,816,898
Residential mortgage	1,946,274	1,957,635	—	—	1,957,635
Personal	847,459	838,964	—	—	838,964
Total loans	16,991,906	16,702,382	—	—	16,702,382
Allowance for loan losses	(248,710)	—	—	—	—
Loans, net of allowance	16,743,196	16,702,382	—	—	16,702,382
Mortgage servicing rights	249,403	249,403	—	—	249,403
Derivative instruments with positive fair value, net of cash margin	304,727	304,727	23,128	281,599	—
Deposits with no stated maturity	20,331,511	20,331,511	—	—	20,331,511
Time deposits	2,243,848	2,207,968	—	—	2,207,968
Other borrowed funds	5,794,928	5,790,533	—	—	5,790,533
Subordinated debentures	144,649	140,888	—	140,888	—
Derivative instruments with negative fair value, net of cash margin	276,422	276,422	11,628	264,794	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2016 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$620,846	$620,846	$620,846	$—	$—
Interest-bearing cash and cash equivalents	1,916,651	1,916,651	1,916,651	—	—
Trading securities:				—
U.S. government agency debentures	6,234	6,234	—	6,234	—
U.S. government agency residential mortgage-backed securities	310,067	310,067	—	310,067	—
Municipal and other tax-exempt securities	14,427	14,427	—	14,427	—
Other trading securities	6,900	6,900	—	6,900	—
Total trading securities	337,628	337,628	—	337,628	—
Investment securities:
Municipal and other tax-exempt securities	320,364	321,225	—	321,225	—
U.S. government agency residential mortgage-backed securities	20,777	21,473	—	21,473	—
Other debt securities	205,004	222,795	—	222,795	—
Total investment securities	546,145	565,493	—	565,493	—
Available for sale securities:
U.S. Treasury	999	999	999	—	—
Municipal and other tax-exempt securities	40,993	40,993	—	35,204	5,789
U.S. government agency residential mortgage-backed securities	5,460,386	5,460,386	—	5,460,386	—
Privately issued residential mortgage-backed securities	115,535	115,535	—	115,535	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	3,017,933	3,017,933	—	3,017,933	—
Other debt securities	4,152	4,152	—	—	4,152
Perpetual preferred stock	18,474	18,474	—	18,474	—
Equity securities and mutual funds	18,357	18,357	3,495	14,862	—
Total available for sale securities	8,676,829	8,676,829	4,494	8,662,394	9,941
Fair value option securities – U.S. government agency residential mortgage-backed securities	77,046	77,046	—	77,046	—
Residential mortgage loans held for sale	301,897	301,897	—	290,280	11,617
Loans:
Commercial	10,390,824	10,437,016	—	—	10,437,016
Commercial real estate	3,809,046	3,850,981	—	—	3,850,981
Residential mortgage	1,949,832	2,025,159	—	—	2,025,159
Personal	839,958	864,904	—	—	864,904
Total loans	16,989,660	17,178,060	—	—	17,178,060
Allowance for loan losses	(246,159)	—	—	—	—
Loans, net of allowance	16,743,501	17,178,060	—	—	17,178,060
Mortgage servicing rights	247,073	247,073	—	—	247,073
Derivative instruments with positive fair value, net of cash margin	689,872	689,872	7,541	682,331	—
Deposits with no stated maturity	20,526,295	20,526,295	—	—	20,526,295
Time deposits	2,221,800	2,218,303	—	—	2,218,303
Other borrowed funds	5,572,662	5,556,327	—	—	5,556,327
Subordinated debentures	144,640	128,903	—	128,903	—
Derivative instruments with negative fair value, net of cash margin	664,531	664,531	6,972	657,559	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2016 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$481,510	$481,510	$481,510	$—	$—
Interest-bearing cash and cash equivalents	1,831,162	1,831,162	1,831,162	—	—
Trading securities:				—
U.S. government agency debentures	59,733	59,733	—	59,733	—
U.S. government agency residential mortgage-backed securities	146,896	146,896	—	146,896	—
Municipal and other tax-exempt securities	58,797	58,797	—	58,797	—
Other trading securities	14,113	14,113	—	14,113	—
Total trading securities	279,539	279,539	—	279,539	—
Investment securities:
Municipal and other tax-exempt securities	347,684	352,542	—	352,542	—
U.S. government agency residential mortgage-backed securities	25,366	26,794	—	26,794	—
Other debt securities	202,997	230,407	—	230,407	—
Total investment securities	576,047	609,743	—	609,743	—
Available for sale securities:
U.S. Treasury	1,003	1,003	1,003	—	—
Municipal and other tax-exempt securities	51,308	51,308	—	41,694	9,614
U.S. government agency residential mortgage-backed securities	5,716,525	5,716,525	—	5,716,525	—
Privately issued residential mortgage-backed securities	133,030	133,030	—	133,030	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,942,404	2,942,404	—	2,942,404	—
Other debt securities	4,151	4,151	—	—	4,151
Perpetual preferred stock	19,575	19,575	—	19,575	—
Equity securities and mutual funds	18,040	18,040	3,216	14,824	—
Total available for sale securities	8,886,036	8,886,036	4,219	8,868,052	13,765
Fair value option securities – U.S. government agency residential mortgage-backed securities	418,887	418,887	—	418,887	—
Residential mortgage loans held for sale	332,040	332,040	—	323,941	8,099
Loans:
Commercial	10,288,425	10,092,121	—	—	10,092,121
Commercial real estate	3,370,507	3,351,250	—	—	3,351,250
Residential mortgage	1,869,309	1,906,310	—	—	1,906,310
Personal	494,325	490,166	—	—	490,166
Total loans	16,022,566	15,839,847	—	—	15,839,847
Allowance for loan losses	(233,156)	—	—	—	—
Loans, net of allowance	15,789,410	15,839,847	—	—	15,839,847
Mortgage servicing rights	196,055	196,055	—	—	196,055
Derivative instruments with positive fair value, net of cash margin	790,146	790,146	29,533	760,613	—
Deposits with no stated maturity	18,076,946	18,076,946	—	—	18,076,946
Time deposits	2,341,374	2,339,734	—	—	2,339,734
Other borrowed funds	6,326,718	6,309,208	—	—	6,309,208
Subordinated debentures	226,385	224,314	—	—	224,314
Derivative instruments with negative fair value, net of cash margin	705,578	705,578	3,084	702,494	—

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $221 million at March 31, 2017, $218 million at December 31, 2016 and $208 million at March 31, 2016. A summary of assumptions used in determining the fair value of loans follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
March 31, 2017:
Commercial	0.38% - 30.00%	0.67	0.62% - 4.68%
Commercial real estate	0.38% - 18.00%	0.73	1.00% - 4.37%
Residential mortgage	1.74% - 18.00%	2.26	1.83% - 4.26%
Personal	0.25% - 21.00%	0.30	0.77% - 4.71%

December 31, 2016:
Commercial	0.38% - 30.00%	0.70	0.64% - 4.60%
Commercial real estate	0.38% - 18.00%	0.71	0.94% - 4.27%
Residential mortgage	1.74% - 18.00%	2.27	1.71% - 4.26%
Personal	0.25% - 21.00%	0.40	1.03% - 4.59%

March 31, 2016:
Commercial	0.38% - 30.00%	0.73	0.46% - 3.92%
Commercial real estate	0.38% - 18.00%	0.72	0.85% - 3.60%
Residential mortgage	1.68% - 18.00%	2.07	1.23% - 3.73%
Personal	0.38% - 21.00%	0.37	0.78% - 4.01%

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

A summary of assumptions used in determining the fair value of time deposits follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
March 31, 2017	0.03% - 10.00%	1.90	1.67% - 2.09%
December 31, 2016	0.02% - 9.65%	1.96	1.57% - 2.00%
March 31, 2016	0.02% - 10.00%	2.05	1.15% - 1.47%

 Other Borrowings and Subordinated Debentures

The fair values of these instruments are based upon discounted cash flow analyses using interest rates currently being offered on similar instruments which are considered Significant Unobservable Inputs. A summary of assumptions used in determining the fair value of other borrowing and subordinated debentures follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
March 31, 2017:
Other borrowed funds	0.25% - 3.42%	0.02	0.82% - 3.44%
Subordinated debentures	5.38%	16.71	5.54%

December 31, 2016:
Other borrowed funds	0.25% - 3.50%	0.00	0.55% - 3.22%
Subordinated debentures	5.38%	16.86	6.11%

March 31, 2016:
Other borrowed funds	0.25% - 0.80%	0.00	0.25% - 2.89%
Subordinated debentures	1.31%	1.12	2.13%

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at March 31, 2017, December 31, 2016 or March 31, 2016.
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

(12) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Amount:
Federal statutory tax	$44,368	$21,846
Tax exempt revenue	(3,111)	(2,532)
Effect of state income taxes, net of federal benefit	2,445	2,301
Utilization of tax credits:
Low-income housing tax credit, net of amortization	(1,723)	(1,310)
Other tax credits	(364)	(521)
Bank-owned life insurance	(772)	(791)
Share-based compensation	(3,937)	—
Other, net	1,197	2,435
Total income tax expense	$38,103	$21,428

	Three Months Ended March 31,
	2017	2016
Percent of pretax income:
Federal statutory tax	35.0%	35.0%
Tax exempt revenue	(2.4)	(4.1)
Effect of state income taxes, net of federal benefit	1.9	3.7
Utilization of tax credits:
Low-income housing tax credit, net of amortization	(1.4)	(2.1)
Other tax credits	(0.3)	(0.8)
Bank-owned life insurance	(0.6)	(1.3)
Share-based compensation	(3.1)	—
Other, net	1.0	3.9
Total	30.1%	34.3%
(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2017 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	March 31, 2017			December 31, 2016
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,087,964	$4,244	0.82%	$2,032,785	$2,800	0.55%
Trading securities	579,549	5,369	3.87%	476,498	4,554	3.91%
Investment securities
Taxable	221,684	3,013	5.44%	224,376	3,024	5.39%
Tax-exempt	309,252	1,893	2.45%	318,493	1,854	2.33%
Total investment securities	530,936	4,906	3.70%	542,869	4,878	3.60%
Available for sale securities
Taxable	8,509,423	42,927	2.02%	8,706,449	42,482	1.98%
Tax-exempt	57,626	728	5.37%	60,106	748	5.27%
Total available for sale securities	8,567,049	43,655	2.05%	8,766,555	43,230	2.00%
Fair value option securities	416,524	2,380	2.27%	210,733	541	0.99%
Restricted equity securities	312,498	4,309	5.52%	334,114	4,554	5.45%
Residential mortgage loans held for sale	220,325	1,836	3.35%	345,066	2,835	3.31%
Loans	17,135,825	164,119	3.88%	16,723,588	156,734	3.67%
Allowance for loan losses	(249,379)			(246,977)
Loans, net of allowance	16,886,446	164,119	3.94%	16,476,611	156,734	3.72%
Total earning assets	29,601,291	230,818	3.15%	29,185,231	220,126	2.98%
Receivable on unsettled securities sales	62,641			33,813
Cash and other assets	3,291,057			3,742,032
Total assets	$32,954,989			$32,961,076
Liabilities and equity
Interest-bearing deposits:
Transaction	$10,567,475	$5,214	0.20%	$9,980,132	$3,912	0.16%
Savings	441,254	87	0.08%	421,654	91	0.09%
Time	2,258,930	6,053	1.09%	2,177,035	6,140	1.12%
Total interest-bearing deposits	13,267,659	11,354	0.35%	12,578,821	10,143	0.32%
Funds purchased	55,508	64	0.47%	62,004	44	0.28%
Repurchase agreements	523,561	32	0.02%	560,891	34	0.02%
Other borrowings	5,737,955	11,733	0.83%	6,072,150	9,315	0.61%
Subordinated debentures	144,644	2,025	5.68%	144,635	2,003	5.51%
Total interest-bearing liabilities	19,729,327	25,208	0.52%	19,418,501	21,539	0.44%
Non-interest bearing demand deposits	9,101,763			9,124,595
Due on unsettled securities purchases	91,529			77,575
Other liabilities	704,978			1,004,212
Total equity	3,327,392			3,336,193
Total liabilities and equity	$32,954,989			$32,961,076
Tax-equivalent Net Interest Revenue		$205,610	2.63%		$198,587	2.54%
Tax-equivalent Net Interest Revenue to Earning Assets			2.81%			2.69%
Less tax-equivalent adjustment		4,428			4,389
Net Interest Revenue		201,182			194,198
Provision for credit losses		—			—
Other operating revenue		170,296			143,754
Other operating expense		244,711			265,547
Income before taxes		126,767			72,405
Federal and state income taxes		38,103			22,496
Net income		88,664			49,909
Net income (loss) attributable to non-controlling interests		308			(117)
Net income attributable to BOK Financial Corp. shareholders		$88,356			$50,026
Earnings Per Average Common Share Equivalent:
Basic		$1.35			$0.76
Diluted		$1.35			$0.76
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

Three Months Ended
September 30, 2016			June 30, 2016			March 31, 2016
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$2,047,991	$2,651	0.51%	$2,022,028	$2,569	0.51%	$2,052,840	$2,706	0.53%
366,545	3,157	2.71%	237,808	775	1.89%	188,100	727	2.47%

224,518	3,000	5.34%	227,103	3,069	5.41%	229,817	3,175	5.53%
328,074	1,851	2.26%	335,288	1,878	2.25%	357,648	1,984	2.22%
552,592	4,851	3.51%	562,391	4,947	3.52%	587,465	5,159	3.51%

8,795,869	42,513	1.99%	8,819,135	43,345	2.01%	8,878,478	44,932	2.06%
66,721	867	5.47%	70,977	862	5.06%	72,958	876	4.95%
8,862,590	43,380	2.01%	8,890,112	44,207	2.04%	8,951,435	45,808	2.08%
266,998	1,531	1.70%	368,434	2,062	2.19%	450,478	2,589	2.38%
335,812	4,510	5.37%	319,136	3,863	4.84%	294,529	4,311	5.85%
445,930	3,615	3.28%	401,114	3,508	3.53%	289,743	2,700	3.75%
16,447,750	150,077	3.63%	16,263,132	144,708	3.58%	15,991,993	142,181	3.57%
(247,901)			(245,448)			(234,116)
16,199,849	150,077	3.69%	16,017,684	144,708	3.63%	15,757,877	142,181	3.63%
29,078,307	213,772	2.93%	28,818,707	206,639	2.91%	28,572,467	206,181	2.92%
259,906			49,568			115,101
3,308,260			3,117,767			2,820,903
$32,646,473			$31,986,042			$31,508,471

$9,650,618	$3,417	0.14%	$9,590,855	$3,260	0.14%	$9,756,843	$3,317	0.14%
420,009	100	0.09%	417,122	102	0.10%	397,479	93	0.09%
2,197,350	6,295	1.14%	2,297,621	6,635	1.16%	2,366,543	7,132	1.21%
12,267,977	9,812	0.32%	12,305,598	9,997	0.33%	12,520,865	10,542	0.34%
68,280	33	0.19%	70,682	33	0.19%	112,211	76	0.27%
522,822	53	0.04%	611,264	72	0.05%	662,640	89	0.05%
6,342,369	9,105	0.57%	6,076,028	8,675	0.57%	5,583,917	7,807	0.56%
255,890	2,468	3.84%	232,795	878	1.52%	226,368	710	1.26%
19,457,338	21,471	0.44%	19,296,367	19,655	0.41%	19,106,001	19,224	0.40%
8,497,037			8,162,134			8,105,756
200,574			93,812			158,050
1,099,858			1,089,483			813,427
3,391,666			3,344,246			3,325,237
$32,646,473			$31,986,042			$31,508,471
	$192,301	2.49%		$186,984	2.50%		$186,957	2.52%
		2.64%			2.63%			2.65%
	4,455			4,372			4,385
	187,846			182,612			182,572
	10,000			20,000			35,000
	187,310			185,542			157,414
	258,088			251,385			242,570
	107,068			96,769			62,416
	31,956			30,497			21,428
	75,112			66,272			40,988
	835			471			(1,576)
	$74,277			$65,801			$42,564

	$1.13			$1.00			$0.64
	$1.13			$1.00			$0.64

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016

Interest revenue	$226,390	$215,737	$209,317	$202,267	$201,796
Interest expense	25,208	21,539	21,471	19,655	19,224
Net interest revenue	201,182	194,198	187,846	182,612	182,572
Provision for credit losses	—	—	10,000	20,000	35,000
Net interest revenue after provision for credit losses	201,182	194,198	177,846	162,612	147,572
Other operating revenue
Brokerage and trading revenue	33,623	28,500	38,006	39,530	32,341
Transaction card revenue	32,127	34,521	33,933	34,950	32,354
Fiduciary and asset management revenue	38,631	34,535	34,073	34,813	32,056
Deposit service charges and fees	23,030	23,365	23,668	22,618	22,542
Mortgage banking revenue	25,191	28,414	38,516	34,884	32,100
Other revenue	11,752	12,693	13,080	13,352	11,904
Total fees and commissions	164,354	162,028	181,276	180,147	163,297
Other gains, net	3,627	(1,279)	2,442	1,307	1,560
Gain (loss) on derivatives, net	(450)	(35,815)	2,226	10,766	7,138
Gain (loss) on fair value option securities, net	(1,140)	(20,922)	(3,355)	4,279	9,443
Change in fair value of mortgage servicing rights	1,856	39,751	2,327	(16,283)	(27,988)
Gain on available for sale securities, net	2,049	(9)	2,394	5,326	3,964
Total other operating revenue	170,296	143,754	187,310	185,542	157,414
Other operating expense
Personnel	136,425	141,132	139,212	139,213	133,562
Business promotion	6,717	7,344	6,839	6,703	5,696
Charitable contributions to BOKF Foundation	—	2,000	—	—	—
Professional fees and services	12,379	16,828	14,038	14,158	11,759
Net occupancy and equipment	21,624	21,470	20,111	19,677	18,766
Insurance	6,404	8,705	9,390	7,129	7,265
Data processing and communications	33,940	33,691	33,331	32,802	32,017
Printing, postage and supplies	3,851	3,998	3,790	3,889	3,907
Net losses (gains) and operating expenses of repossessed assets	1,009	1,627	(926)	1,588	1,070
Amortization of intangible assets	1,802	1,558	1,521	2,624	1,159
Mortgage banking costs	13,003	17,348	15,963	15,746	12,330
Other expense	7,557	9,846	14,819	7,856	15,039
Total other operating expense	244,711	265,547	258,088	251,385	242,570
Net income before taxes	126,767	72,405	107,068	96,769	62,416
Federal and state income taxes	38,103	22,496	31,956	30,497	21,428
Net income	88,664	49,909	75,112	66,272	40,988
Net income (loss) attributable to non-controlling interests	308	(117)	835	471	(1,576)
Net income attributable to BOK Financial Corporation shareholders	$88,356	$50,026	$74,277	$65,801	$42,564

Earnings per share:
Basic	$1.35	$0.76	$1.13	$1.00	$0.64
Diluted	$1.35	$0.76	$1.13	$1.00	$0.64
Average shares used in computation:
Basic	64,715,964	64,719,018	65,085,392	65,245,887	65,296,541
Diluted	64,783,737	64,787,728	65,157,841	65,302,926	65,331,428

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2017	16,774	$82.84	—	2,120,757
February 1 to February 28, 2017	—	$—	—	2,120,757
March 1 to March 31, 2017	—	$—	—	2,120,757
Total	16,774		—

[1]
On October 1, 2015, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of March 31, 2017, the Company had repurchased 2,879,243 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.

[2]	The Company routinely repurchases mature shares from employees to cover the exercise price and taxes in connection with employee equity compensation.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:        April 28, 2017

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer