Form 10-Q
period 2017-06-30
BOK FINANCIAL CORP ET AL
filed 2017-07-28
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,416,403 shares of common stock ($.00006 par value) as of June 30, 2017.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2017

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $88.1 million or $1.35 per diluted share for the second quarter of 2017, compared to $65.8 million or $1.00 per diluted share for the second quarter of 2016 and $88.4 million or $1.35 per diluted share for the first quarter of 2017.

Highlights of the second quarter of 2017 included:

•
Net interest revenue totaled $205.2 million for the second quarter of 2017, up from $182.6 million in the second quarter of 2016 and $201.2 million in the first quarter of 2017. The increase in net interest revenue over the prior year was driven by both improving yields and growth in average earning assets. Net interest margin was 2.89 percent for the second quarter of 2017. Net interest margin was 2.63 percent for the second quarter of 2016 and 2.81 percent for the first quarter of 2017. Average earning assets were $29.2 billion for the second quarter of 2017 and $28.8 billion for the second quarter of 2016.

•
Fees and commissions revenue totaled $177.5 million for the second quarter of 2017, a $2.7 million decrease compared to the second quarter of 2016. Growth in fiduciary and asset management revenue was offset by lower brokerage and trading revenue and mortgage banking revenue. Fees and commissions revenue increased $13.1 million over the first quarter of 2017. Growth in mortgage banking revenue, fiduciary and asset management revenue and transaction card revenue were partially offset by a decrease in brokerage and trading revenue.

•
Other operating expense for the second quarter of 2017 totaled $250.9 million, largely unchanged compared to the second quarter of 2016. Personnel expense increased $4.5 million, primarily due to an increase in the probability that certain performance-based equity awards will vest. Non-personnel expense decreased $5.0 million. Deposit insurance expense decreased primarily due to $5.1 million in credits received during the second quarter of 2017 related to revision of certain inputs to the assessment calculation filed in previous periods. Operating expenses increased $6.2 million over the previous quarter. Personnel expense was up $7.3 million and non-personnel expense decreased $1.1 million.

•
Income tax expense was $47.7 million or 34.9 percent of net income before taxes for the second quarter of 2017, compared to $30.5 million or 31.5 percent in the second quarter of 2016 and $38.1 million or 30.1 percent in the first quarter of 2017. Excluding the effect of a new accounting standard that requires the tax effect of vested equity compensation to be recorded in income tax expense, the effective tax rate would be 33.7 percent of net income before taxes for the second quarter of 2017 and 33.2 percent for the first quarter of 2017.

•
No provision for credit losses was recorded in the second quarter of 2017 or the first quarter of 2017. A $20.0 million provision for credit losses was recorded in the second quarter of 2016. Gross charge-offs were $2.9 million in the second quarter of 2017, $8.8 million in the second quarter of 2016 and $2.2 million in the first quarter of 2017. Recoveries were $1.2 million in the second quarter of 2017, compared to $1.4 million in the second quarter of 2016 and $2.9 million in the first quarter of 2017.

•	The combined allowance for credit losses totaled $256 million or 1.49 percent of outstanding loans at June 30, 2017, compared to $258 million or 1.52 percent of outstanding loans at March 31, 2017.

•
Nonperforming assets that are not guaranteed by U.S. government agencies totaled $276 million or 1.62 percent of outstanding loans and repossessed assets at June 30, 2017 and $240 million or 1.43 percent of outstanding loans and repossessed assets at March 31, 2017. The increase in nonperforming assets was primarily due to an increase in nonaccruing healthcare and energy loans.

•	Average loans were largely unchanged compared to the previous quarter. Period-end outstanding loan balances were $17.2 billion at June 30, 2017, an increase of $192 million over March 31, 2017.

•
Average deposits decreased $277 million compared to the previous quarter. Growth in demand deposit balances was offset by a decrease in interest-bearing transaction account balances and time deposits. Period-end deposits were $22.3 billion at June 30, 2017, a $259 million decrease compared to March 31, 2017.

•
The Company's common equity Tier 1 ratio was 11.76% at June 30, 2017. In addition, the Company's Tier 1 capital ratio was 11.76%, total capital ratio was 13.36% and leverage ratio was 9.27% at June 30, 2017. The Company's common equity Tier 1 ratio was 11.59% at March 31, 2017. In addition, the Company's Tier 1 capital ratio was 11.59%, total capital ratio was 13.25% and leverage ratio was 8.89% at March 31, 2017.

•
The Company paid a regular quarterly cash dividend of $29 million or $0.44 per common share during the second quarter of 2017. On July 25, 2017, the board of directors approved a regular quarterly cash dividend of $0.44 per common share payable on or about August 25, 2017 to shareholders of record as of August 11, 2017.

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

Net interest revenue totaled $205.2 million for the second quarter of 2017, up from $182.6 million in the second quarter of 2016 and $201.2 million in the first quarter of 2017. Net interest margin was 2.89 percent for the second quarter of 2017, 2.63 percent for the second quarter of 2016 and 2.81 percent for the first quarter of 2017.

Tax-equivalent net interest revenue increased $22.6 million over the second quarter of 2016. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities. Changes in interest rates and yields increased net interest revenue by $13.1 million. The benefit of an increase in short-term interest rates on the floating-rate earning assets was partially offset by higher borrowing costs. Tax-equivalent net interest revenue increased $9.4 million primarily due to the growth in average balances of loans and trading securities.

The tax-equivalent yield on earning assets was 3.30 percent for the second quarter of 2017, up 39 basis points over the second quarter of 2016, primarily due to increases in short-term interest rates resulting from three 25 basis point increases in the federal funds rate by the Federal Reserve since the second quarter of 2016. Loan yields increased 45 basis points to 4.03 percent. The yield on interest-bearing cash and cash equivalents increased 53 basis points. The available for sale securities portfolio yield was up 7 basis points to 2.11 percent. Funding costs were up 22 basis points over the second quarter of 2016. Growth in the cost of interest-bearing deposits was limited to 7 basis points by a lack of market pricing pressure. The cost of other borrowed funds increased 50 basis points. The cost of the subordinated debt was up 403 basis points as lower variable rate debt was replaced in the second quarter of 2016 by higher fixed rate debt. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 22 basis points for the second quarter of 2017, up 9 basis points over the second quarter of 2016. Average non-interest bearing deposits comprised 29% of total liabilities and equity for the second quarter of 2017, up from 26% for the second quarter of 2016.

Average earning assets for the second quarter of 2017 increased $424 million or 1 percent over the second quarter of 2016, including $495 million related to the Mobank acquisition. Average loans, net of allowance for loan losses, increased $860 million due primarily to growth in commercial, consumer and commercial real estate loans and included $495 million related to the Mobank acquisition. The average balance of trading securities increased $218 million primarily due to the addition of a new group in the third quarter of 2016 that trades in U.S. agency residential mortgage-backed securities. The average balance of fair value option securities held as an economic hedge of our mortgage servicing rights increased $108 million. The average balance of available for sale securities decreased $506 million. The average balance of residential mortgage loans held for sale decreased $156 million and the investment securities portfolio balance decreased $63 million.

Average deposits increased $1.6 billion over the second quarter of 2016, including $547 million from the Mobank acquisition in the fourth quarter of 2016. Demand deposit balances grew by $1.2 billion, including $265 million from Mobank. Interest-bearing transaction account balances increased $497 million, including $282 million from Mobank. This growth was partially offset by a $93 million decrease in average time deposits. Savings account balances also grew over the prior year. Average borrowed funds decreased $695 million compared to the second quarter of 2016, primarily due to decreased borrowings from the Federal Home Loan Banks and lower average repurchase agreement balances. The average balance of subordinated debentures decreased $88 million.

Net interest margin increased 8 basis points over the first quarter of 2017. The yield on average earning assets increased 15 basis points. The loan portfolio yield increased by 15 basis points primarily due to increases in the 30 day and 90 day LIBOR. The yield on the available for sale securities portfolio increased 6 basis points. The yield on interest-bearing cash and cash equivalents increased 22 basis points. Funding costs were 0.63 percent, up 11 basis points over the prior quarter. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities increased 4 basis points over the prior quarter.
Average earning assets decreased $359 million compared to the first quarter of 2017. The average balance of the available for sale securities portfolio decreased $183 million. The average balance of fair value option securities held as an economic hedge of our mortgage servicing rights increased $60 million. Average trading securities portfolio balances decreased $124 million and interest-bearing cash and cash equivalents balances decreased $80 million.
Average deposits decreased $277 million compared to the previous quarter. Interest-bearing transaction account balances decreased $480 million and time deposit balances decreased $55 million, partially offset by a $237 million increase in demand deposit balances. The average balance of borrowed funds decreased $254 million compared to the first quarter of 2017 primarily due to decreased borrowings from the Federal Home Loan Banks and lower average repurchase agreement balances.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. Approximately 81% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market-rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended June 30, 2017 / 2016			Six Months Ended June 30, 2017 / 2016
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$2,629	$(31)	$2,660	$4,167	$21	$4,146
Trading securities	2,742	3,098	(356)	7,384	8,346	(962)
Investment securities:
Taxable securities	(138)	(101)	(37)	(300)	(212)	(88)
Tax-exempt securities	(121)	(322)	201	(212)	(604)	392
Total investment securities	(259)	(423)	164	(512)	(816)	304
Available for sale securities:
Taxable securities	(425)	(2,078)	1,653	(2,430)	(3,284)	854
Tax-exempt securities	(137)	(285)	148	(285)	(492)	207
Total available for sale securities	(562)	(2,363)	1,801	(2,715)	(3,776)	1,061
Fair value option securities	1,477	689	788	1,268	562	706
Restricted equity securities	536	(424)	960	534	(115)	649
Residential mortgage loans held for sale	(1,122)	(1,434)	312	(1,986)	(2,014)	28
Loans	27,431	8,459	18,972	49,369	17,945	31,424
Total tax-equivalent interest revenue	32,872	7,571	25,301	57,509	20,153	37,356
Interest expense:
Transaction deposits	3,177	241	2,936	5,074	607	4,467
Savings deposits	(7)	12	(19)	(13)	25	(38)
Time deposits	(545)	(264)	(281)	(1,624)	(584)	(1,040)
Funds purchased	63	(7)	70	51	(61)	112
Repurchase agreements	(4)	(21)	17	(61)	(35)	(26)
Other borrowings	6,513	(1,040)	7,553	10,439	(675)	11,114
Subordinated debentures	1,125	(774)	1,899	2,440	(1,507)	3,947
Total interest expense	10,322	(1,853)	12,175	16,306	(2,230)	18,536
Tax-equivalent net interest revenue	22,550	9,424	13,126	41,203	22,383	18,820
Change in tax-equivalent adjustment	(42)			1
Net interest revenue	$22,592			$41,202

[1]	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $182.3 million for the second quarter of 2017, a $3.3 million decrease compared to the second quarter of 2016 and a $12.0 million increase over the first quarter of 2017. Fees and commissions revenue decreased $2.7 million compared to the second quarter of 2016 and increased $13.1 million over the prior quarter. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue by $1.7 million in the second quarter of 2017, decreased other operating revenue by $1.2 million in the second quarter of 2016 and increased other operating revenue $266 thousand in the first quarter of 2017.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2017	Increase (Decrease)	% Increase (Decrease)
	2017	2016
Brokerage and trading revenue	$31,764	$39,530	$(7,766)	(20)%	$33,623	$(1,859)	(6)%
Transaction card revenue	35,296	34,950	346	1%	32,127	3,169	10%
Fiduciary and asset management revenue	41,808	34,813	6,995	20%	38,631	3,177	8%
Deposit service charges and fees	23,354	22,618	736	3%	23,030	324	1%
Mortgage banking revenue	30,276	34,884	(4,608)	(13)%	25,191	5,085	20%
Other revenue	14,984	13,352	1,632	12%	11,752	3,232	28%
Total fees and commissions revenue	177,482	180,147	(2,665)	(1)%	164,354	13,128	8%
Other gains, net	6,108	1,307	4,801	N/A	3,627	2,481	N/A
Gain (loss) on derivatives, net	3,241	10,766	(7,525)	N/A	(450)	3,691	N/A
Gain (loss) on fair value option securities, net	1,984	4,279	(2,295)	N/A	(1,140)	3,124	N/A
Change in fair value of mortgage servicing rights	(6,943)	(16,283)	9,340	N/A	1,856	(8,799)	N/A
Gain on available for sale securities, net	380	5,326	(4,946)	N/A	2,049	(1,669)	N/A
Total other operating revenue	$182,252	$185,542	$(3,290)	(2)%	$170,296	$11,956	7%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 46 percent of total revenue for the second quarter of 2017, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $7.8 million or 20 percent compared to the second quarter of 2016.

Trading revenue includes net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers and related derivative instruments. Trading revenue was $10.1 million for the second quarter of 2017, a $2.2 million or 18 percent decrease compared to the second quarter of 2016. Lower volumes of U.S. agency residential mortgage-backed and municipal securities sold to our institutional customers due to anticipation of future interest increase, was offset by the addition of a new group in the third quarter of 2016 that trades in U.S. government agency residential mortgage-backed securities and related to-be-announced derivatives. The addition of this group added $1.4 million of net interest revenue and $2.1 million of trading revenue in the second quarter. This new group increased our trading securities portfolio by $359 million and receivable for unsettled trades by $111 million at June 30, 2017.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $11.6 million for the second quarter of 2017, a $1.9 million or 14 percent decrease compared to the second quarter of 2016 primarily attributed to energy and mortgage banking customers.

Revenue earned from retail brokerage transactions decreased $740 thousand or 11 percent compared to the second quarter of 2016 to $6.0 million. Retail brokerage revenue includes fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each product type. Trading volume decreased in the second quarter of 2017, primarily due to the impact of the implementation of the new Department of Labor ("DOL") fiduciary rule. New regulation issued by the DOL amended the definition of investment advice under the Employee Retirement Income Security Act ("ERISA"). The new rule is designed to provide better protection to plans, participants, beneficiaries and individual retirement account ("IRA") owners against conflicts of interest, imprudence and disloyalty.

Investment banking revenue, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $4.0 million for the second quarter of 2017, a $2.9 million or 42 percent decrease compared to the second quarter of 2016. Investment banking revenue is primarily related to the timing and volume of completed transactions.

Brokerage and trading revenue decreased $1.9 million compared to the first quarter of 2017, primarily due to a $1.0 million decrease in trading revenue and an $862 thousand decrease in retail brokerage fees. Customer hedging revenue was unchanged compared to the prior quarter. Increased hedging activity from our mortgage banking customers was offset by a decreased volume of energy contracts.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Excluding the impact of a customer early termination fee received in the second quarter of 2016, transaction card revenue for the second quarter of 2017 increased $1.5 million or 5 percent over the second quarter of 2016. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $18.1 million, up $1.0 million or 6% over the prior year. Merchant services fees totaled $12.1 million, a $373 thousand or 3 percent increase from increased transaction activity. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $5.1 million, an increase of $133 thousand or 3 percent over the second quarter of 2016.
Transaction card revenue increased $3.2 million over the prior quarter, primarily due to a seasonal increase in transaction volumes on our TransFund EFT network and a full quarter's impact of expansion into the Arizona market. Revenue from processing transactions on behalf of merchants and check card revenue also increased over the prior quarter.

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 80 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships.

Fiduciary and asset management revenue grew by $7.0 million or 20 percent over the second quarter of 2016, primarily due to growth in assets under management, improved pricing discipline and decreased fee waivers. We earn fees as administrator to and investment adviser for the Cavanal Hill Funds, a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940. The Bank is custodian and Cavanal Hill Distributors, Inc. is distributor for the Cavanal Hill Funds. Products of the Cavanal Hill Funds are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Prior to the recent increases in short-term market interest rates as a result of the Federal Reserve's federal funds rate increases, we voluntarily waived $1.8 million of administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the second quarter of 2016. We waived $445 thousand of fees in the first quarter of 2017. No fees were waived in the second quarter of 2017.

Fiduciary and asset management revenue increased $3.2 million over the first quarter of 2017, primarily due to an annual assessment of tax preparation fees, growth in assets under management and decreased fee waivers.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration

	Three Months Ended June 30,
	2017			2016
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$7,581,555	$21,698	1.14%	$6,696,329	$19,561	1.17%
Institutional	12,265,037	5,475	0.18%	11,423,563	4,498	0.16%
Total managed fiduciary assets	19,846,592	27,173	0.55%	18,119,892	24,059	0.53%

Non-managed assets:
Fiduciary	25,242,561	14,049	0.22%	22,376,691	10,287	0.18%
Non-fiduciary	16,579,586	586	0.01%	16,863,508	467	0.01%
Safekeeping and brokerage assets under administration	16,143,023	—	—%	15,641,425	—	—%
Total non-managed assets	57,965,170	14,635	0.10%	54,881,624	10,754	0.08%

Total assets under management or administration	$77,811,762	$41,808	0.21%	$73,001,516	$34,813	0.19%

[1]	Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.

[2]	Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three months ended June 30, 2017 and 2016 follows:

Table 4 -- Changes in Assets Under Management or Administration

	Three Months Ended June 30,
	2017	2016
Beginning balance	$77,418,956	$71,869,013
Net inflows (outflows)	(918,076)	377,244
Net change in fair value	1,310,882	755,259
Ending balance	$77,811,762	$73,001,516

Deposit service charges and fees were $23.4 million for the second quarter of 2017, an increase of $736 thousand or 3 percent over the second quarter of 2016. Commercial account service charge revenue totaled $11.8 million, up $705 thousand or 6 percent. Overdraft fees were $9.8 million, largely unchanged compared to the second quarter of 2016. Service charges on deposit accounts with a standard monthly fee were $1.7 million, an increase of $109 thousand or 7 percent. Deposit service charges and fees increased $324 thousand over the prior quarter primarily due to an increase in commercial account service charge revenue and a seasonal increase in overdraft fee volumes.

Mortgage banking revenue decreased $4.6 million or 13 percent compared to the second quarter of 2016. Mortgage production revenue decreased $5.2 million. Mortgage loan production volumes decreased $998 million, including a $581 million decrease related to the Company's strategic decision to exit the correspondent lending channel during the third quarter of 2016. Production volumes in the Home Direct online and retail channel both decreased compared to the prior year as average primary mortgage interest rates were up 39 basis points over the second quarter of 2016. Gains on sale margins increased 56 basis points over the prior year. The margin increase was primarily due to exiting the correspondent lending channel, the lowest margin of our three sales channels, partially offset by a decrease in margins from our Home Direct online origination channel. Mortgage servicing revenue was up $638 thousand or 4 percent over the second quarter of 2016. The outstanding principal balance of mortgage loans serviced for others totaled $22.1 billion, an increase of $917 million or 4 percent.
Mortgage banking revenue increased $5.1 million over the first quarter of 2017. Mortgage production revenue increased $5.3 million. Production volume increased $109 million in response to lower average primary mortgage interest rates and normal seasonality. Gains on sale margin improved due to increased retail margins and improved hedging performance. Revenue from mortgage loan servicing decreased $212 thousand compared to the prior quarter.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Mar. 31, 2017	Increase (Decrease)		% Increase (Decrease)
	2017	2016
Mortgage production revenue	$13,840	$19,086	$(5,246)		(27)%	$8,543	$5,297		62%

Mortgage loans funded for sale	$902,978	$1,818,844				$711,019
Add: Current period end outstanding commitments	362,088	965,631				381,732
Less: Prior period end outstanding commitments	381,732	902,986				318,359
Total mortgage production volume	$883,334	$1,881,489	$(998,155)		(53)%	$774,392	$108,942		14%

Mortgage loan refinances to mortgage loans funded for sale	33%	44%	(11	) bps		44%	(11	) bps
Gains on sale margin	1.57%	1.01%	56	bps		1.10%	47	bps
Primary mortgage interest rates:
Average	3.98%	3.59%	39	bps		4.17%	(19	) bps
Period end	3.88%	3.48%	40	bps		4.14%	(26	) bps

Mortgage servicing revenue	$16,436	$15,798	$638		4%	$16,648	$(212)		(1)%
Average outstanding principal balance of mortgage loans serviced for others	22,055,127	20,736,525	1,318,602		6%	22,006,295	48,832		—%

Average mortgage servicing revenue rates	0.30%	0.31%	(1	) bp		0.31%	(1	) bp

[1]	Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net gains on other assets, securities and derivatives

Other net gains totaled $6.1 million in the second quarter of 2017, due to the sale of a merchant banking investment. Other net gains totaled $3.6 million in the first quarter of 2017 related to holdings of two consolidated private equity funds and the sale of certain merchant banking investments. The sales of merchant banking investments included a consolidated entity that reduced goodwill by $2.7 million, identifiable intangible assets by $4.6 million and other assets by $5.6 million.

As discussed in the Market Risk section following, the fair value of our mortgage servicing rights ("MSRs") changes in response to changes in primary mortgage loan rates and other assumptions. We attempt to mitigate the earnings volatility caused by changes in the fair value of MSRs by designating certain financial instruments as an economic hedge. Changes in the fair value of these instruments are generally expected to partially offset changes in the fair value of MSRs.
The net economic benefit of the changes in fair value of mortgage servicing rights and related economic hedges was $247 thousand in the second quarter of 2017, including a $6.9 million decrease in the fair value of the mortgage servicing rights, a $5.2 million increase in the fair value of securities and derivative contracts held as an economic hedge and $2.0 million of related net interest revenue.

The net economic benefit of changes in the fair value of mortgage servicing rights and related economic hedges was $110 thousand for the second quarter of 2016. The fair value of mortgage servicing rights decreased $16.3 million.The fair value of securities and interest rate derivative contracts held as an economic hedge increased $15.0 million. Net interest earned on securities held as an economic hedge was $1.3 million.

The net economic benefit of changes in the fair value of mortgage servicing rights and related economic hedges was $1.5 million for the first quarter of 2017. The fair value of mortgage servicing rights increased by $1.9 million. The fair value of securities and interest rate derivative contracts held as an economic hedge decreased by $1.6 million.

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	June 30, 2017	Mar. 31, 2017	June 30, 2016
Gain (loss) on mortgage hedge derivative contracts, net	$3,241	$(450)	$10,766
Gain (loss) on fair value option securities, net	1,984	(1,140)	4,279
Gain (loss) on economic hedge of mortgage servicing rights, net	5,225	(1,590)	15,045
Gain (loss) on change in fair value of mortgage servicing rights	(6,943)	1,856	(16,283)
Loss on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(1,718)	266	(1,238)
Net interest revenue on fair value option securities[1]	1,965	1,271	1,348
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$247	$1,537	$110

Other Operating Expense

Other operating expense for the second quarter of 2017 totaled $250.9 million, largely unchanged compared to the second quarter of 2016. Personnel expense increased $4.5 million or 3 percent. Non-personnel expense decreased $5.0 million or 4 percent compared to the prior year.

Other operating expense increased $6.2 million over previous quarter. Personnel expense was up $7.3 million, primarily due to changes in assumptions for the vesting of certain performance-based equity awards. Non-personnel expense decreased $1.1 million. Deposit insurance expense decreased primarily due to $5.1 million in credits received during the second quarter of 2017 related to the revision of certain inputs to the assessment calculation filed in previous periods. Data processing and communication expense increased $1.4 million and net losses and operating expenses of repossessed assets increased $1.3 million.

The discussion following excludes the impact of these items.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Mar. 31, 2017	Increase (Decrease)	% Increase (Decrease)
	2017	2016
Regular compensation	$83,630	$81,730	$1,900	2%	$83,228	$402	—%
Incentive compensation:
Cash-based	29,954	32,595	(2,641)	(8)%	28,836	1,118	4%
Share-based	7,380	3,701	3,679	99%	1,603	5,777	360%
Deferred compensation	1,000	211	789	N/A	792	208	N/A
Total incentive compensation	38,334	36,507	1,827	5%	31,231	7,103	23%
Employee benefits	21,780	20,976	804	4%	21,966	(186)	(1)%
Total personnel expense	143,744	139,213	4,531	3%	136,425	7,319	5%
Business promotion	7,738	6,703	1,035	15%	6,717	1,021	15%
Professional fees and services	12,419	14,158	(1,739)	(12)%	11,417	1,002	9%
Net occupancy and equipment	21,125	19,677	1,448	7%	21,624	(499)	(2)%
Insurance	689	7,129	(6,440)	(90)%	6,404	(5,715)	(89)%
Data processing and communications	36,330	32,802	3,528	11%	34,902	1,428	4%
Printing, postage and supplies	4,140	3,889	251	6%	3,851	289	8%
Net losses (gains) and operating expenses of repossessed assets	2,267	1,588	679	43%	1,009	1,258	125%
Amortization of intangible assets	1,803	2,624	(821)	(31)%	1,802	1	—%
Mortgage banking costs	12,072	15,746	(3,674)	(23)%	13,003	(931)	(7)%
Other expense	8,558	7,856	702	9%	7,557	1,001	13%
Total other operating expense	$250,885	$251,385	$(500)	—%	$244,711	$6,174	3%

Average number of employees (full-time equivalent)	4,910	4,893	17	—%	4,910	—	—%

Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased 1.9 million or 2 percent over the second quarter of 2016. The average number of employees was relatively unchanged compared to the prior year. Recent additions from the Mobank acquisition and in mortgage and technology were offset by the impact of staff reductions in the fourth quarter of 2016. In addition, standard annual merit increases in regular compensation were effective for the majority of our staff on March 1.

Incentive compensation increased $1.8 million or 5 percent over the second quarter of 2016, primarily due to increased share-based compensation expense, partially offset by lower cash-based incentive compensation expense.

Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Cash-based incentive compensation expense decreased $2.6 million or 8 percent compared to the second quarter of 2016.

Share-based compensation expense represents expense for equity awards based on grant-date fair value. Non-vested shares generally cliff vest in 3 years and are subject to a two year holding period after vesting. The number of shares that will ultimately vest is determined by BOKF's change in earnings per share relative to a defined group of peer banks. In addition, compensation costs related to certain shares is variable based on changes in the the fair value of BOK Financial common shares. Share-based compensation expense increased $3.7 million or 99% over the prior year, primarily due to changes in the vesting assumptions for performance-based awards that were granted in January 2015 and a $21.43 per share increase in the fair value of BOK Financial common shares.

Employee benefits expense increased $804 thousand or 4 percent over the the second quarter of 2016, primarily due to an increase in employee medical costs.
Personnel expense increased $7.3 million over the first quarter of 2017. Regular compensation expense was largely unchanged compared to the prior quarter. Incentive compensation expense increased $7.1 million, primarily due to a $5.8 million increase in share-based compensation expense and a $1.1 million increase in cash-based incentive compensation expense. A $2.6 million increase in employee healthcare costs was offset by a $2.2 million seasonal decrease in payroll tax expense.

Non-personnel operating expense

Non-personnel operating expense decreased $5.0 million or 4% compared to the second quarter of 2016.

Deposit insurance expense decreased $6.4 million. The company received $5.1 million in credits during the second quarter of 2017 related to the revision of certain inputs to the assessment calculation filed for years 2013 through 2016. In conjunction with ongoing cost reduction efforts, management performed a comprehensive review of inputs into the deposit insurance assessment calculation. We were able to support eligibility for the custodial bank adjustment, which allows for the deduction of certain qualifying low-risk assets from the deposit insurance assessment base for depository institutions with greater than $50 billion in trust assets. The remaining decrease was primarily due to the benefit of decreased criticized and classified assets levels related to the stabilization of energy prices, partially offset by a new surcharge for banks with more than $10 billion in assets that became effective in the third quarter of 2016.

Mortgage banking expense decreased $3.7 million, primarily due to improvement in the estimated loss rates on servicing certain defaulted residential mortgage loans serviced for U.S. government agencies and lower prepayments as average mortgage interest rates trended upward over the prior year. Professional fees and servicing expense was $1.7 million lower, primarily due to costs incurred in the second quarter of 2016 related to the Mobank acquisition and lower legal fees. Data processing and communications expense increased $3.5 million. Occupancy and equipment expense increased $1.4 million. Increases in these expense categories were primarily due to information technology infrastructure and cybersecurity project costs and increased data processing transaction activity. Business promotion expense was up $1.0 million primarily related to the timing of advertising spending.
Non-personnel expense decreased $1.1 million compared to the first quarter of 2017. Deposit insurance expense decreased $5.7 million. Data processing and communication expense increased $1.4 million primarily due to increased transaction activity. Net losses and operating expenses of repossessed assets increased $1.3 million primarily due to increased operating expenses related to repossessed oil and gas properties. This increased expense was offset by revenue from these properties included in other revenues.

Income Taxes

The Company's income tax expense was $47.7 million or 34.9 percent of net income before taxes for the second quarter of 2017 compared to $30.5 million or 31.5 percent of net income before taxes for the second quarter of 2016 and $38.1 million or 30.1 percent of net income before taxes for the first quarter of 2017.

The Company implemented a new accounting standard in the first quarter of 2017 that includes the tax effect of equity compensation in income tax expense that previously was included in stockholders' equity. The accounting standard was adopted prospectively without restatement of prior periods. Excluding this change, tax expense would have been 33.7 percent of net income before taxes for the second quarter of 2017 and 33.2 percent of net income before taxes for the first quarter of 2017.

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

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $17 million at June 30, 2017, $17 million at March 31, 2017 and $13 million at June 30, 2016.
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

The cost of funds borrowed from the Funds Management unit by the operating lines of business is transfer priced at rates that approximate market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment and liquidity risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

The value of funds provided by the operating lines of business to the Funds Management unit is also based on rates that approximate wholesale market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on LIBOR or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term LIBOR rate and a moving average of an intermediate-term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short-term LIBOR rate and longer duration products are weighted towards the intermediate-term swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years.

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

As shown in Table 8, net income attributable to our lines of business increased $23.7 million or 35 percent over the second quarter of 2016. Net interest revenue grew by $31.4 million over the prior year. Other operating revenue decreased $1.3 million while operating expenses decreased $1.4 million and net charge-offs were down $5.9 million.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Commercial Banking	$68,299	$52,836	$132,215	$89,890
Consumer Banking	7,422	4,231	12,166	4,342
Wealth Management	15,824	10,780	30,108	17,758
Subtotal	91,545	67,847	174,489	111,990
Funds Management and other	(3,398)	(2,046)	2,014	(3,625)
Total	$88,147	$65,801	$176,503	$108,365

Commercial Banking

Commercial Banking contributed $68.3 million to consolidated net income in the second quarter of 2017, an increase of $15.5 million or 29 percent over the second quarter of 2016. The increase in Commercial Banking's contribution was largely due to net interest revenue.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase (Decrease)
	June 30,			June 30,
	2017	2016		2017	2016
Net interest revenue from external sources	$144,164	$118,480	$25,684	$278,868	$235,116	$43,752
Net interest expense from internal sources	(20,347)	(14,575)	(5,772)	(37,140)	(29,208)	(7,932)
Total net interest revenue	123,817	103,905	19,912	241,728	205,908	35,820
Net loans charged off (recovered)	1,228	6,852	(5,624)	(234)	28,423	(28,657)
Net interest revenue after net loans charged off (recovered)	122,589	97,053	25,536	241,962	177,485	64,477

Fees and commissions revenue	49,792	51,028	(1,236)	94,265	96,504	(2,239)
Other gains, net	5,986	469	5,517	7,783	101	7,682
Other operating revenue	55,778	51,497	4,281	102,048	96,605	5,443

Personnel expense	28,005	27,520	485	55,033	54,147	886
Non-personnel expense	31,123	25,074	6,049	56,532	54,516	2,016
Other operating expense	59,128	52,594	6,534	111,565	108,663	2,902

Net direct contribution	119,239	95,956	23,283	232,445	165,427	67,018
Gain on financial instruments, net	3	—	3	41	—	41
Gain (loss) on repossessed assets, net	1,403	(598)	2,001	1,398	(680)	2,078
Corporate expense allocations	8,862	8,883	(21)	17,493	17,627	(134)
Income before taxes	111,783	86,475	25,308	216,391	147,120	69,271
Federal and state income tax	43,484	33,639	9,845	84,176	57,230	26,946
Net income	$68,299	$52,836	$15,463	$132,215	$89,890	$42,325

Average assets	$17,596,273	$16,973,663	$622,610	$17,517,960	$16,971,339	$546,621
Average loans	14,177,635	13,571,602	606,033	14,097,588	13,444,470	653,118
Average deposits	8,652,811	8,403,408	249,403	8,642,326	8,430,579	211,747
Average invested capital	1,239,492	1,167,840	71,652	1,226,041	1,160,485	65,556

Net interest revenue increased $19.9 million or 19 percent over the prior year. Growth in net interest revenue was primarily due to a $606 million or 4 percent increase in average loan balances and increased yields on commercial loans due to rising short-term interest rates. Average deposit balances increased $249 million or 3 percent. Yields on deposits sold to the funds management unit also went up due to the increase in short-term interest rates from the Federal Reserve increase in the federal funds rate.

Fees and commissions revenue decreased $1.2 million or 2 percent compared to the second quarter of 2016, primarily due to a $1.4 million decline in customer energy derivatives trading and a $1.3 million decline in loan syndication fees. This decline was partially offset by increases in deposit service fees and transaction card revenue from our TransFund electronic fund transfer network and other revenue from the operation of repossessed oil and gas properties.

Operating expenses increased $6.5 million or 12 percent compared to the second quarter of 2016. Personnel expense increased $485 thousand or 2 percent. Non-personnel expense increased $6.0 million or 24 percent. Net repossession expense increased $2.7 million related mainly to the repossession of oil and gas properties. Deposit insurance expense increased $1.7 million due to increased granularity in the allocation to the segments.

The average outstanding balance of loans attributed to Commercial Banking grew by $606 million or 4 percent over the second quarter of 2016 to $14.2 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $8.7 billion for the second quarter of 2017, an increase of $249 million or 3 percent compared to the second quarter of 2016. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels:  traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our consumer banking markets and through Home Direct Mortgage, an online origination channel.

Consumer Banking contributed $7.4 million to consolidated net income for the second quarter of 2017, up $3.2 million over the second quarter of 2016. Growth in net interest revenue of $4.1 million was offset by a decrease in other operating revenue of $5.3 million while non-personnel expense decreased by $6.4 million.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase (Decrease)
	June 30,			June 30,
	2017	2016		2017	2016
Net interest revenue from external sources	$23,503	$22,349	$1,154	$44,632	$43,799	$833
Net interest revenue from internal sources	11,837	8,876	2,961	22,789	18,229	4,560
Total net interest revenue	35,340	31,225	4,115	67,421	62,028	5,393
Net loans charged off	926	1,318	(392)	2,198	3,020	(822)
Net interest revenue after net loans charged off	34,414	29,907	4,507	65,223	59,008	6,215

Fees and commissions revenue	52,081	57,170	(5,089)	99,472	111,341	(11,869)
Other gains (losses), net	21	270	(249)	(64)	128	(192)
Other operating revenue	52,102	57,440	(5,338)	99,408	111,469	(12,061)

Personnel expense	25,545	26,228	(683)	50,944	51,072	(128)
Non-personnel expense	30,164	36,578	(6,414)	58,298	67,452	(9,154)
Total other operating expense	55,709	62,806	(7,097)	109,242	118,524	(9,282)

Net direct contribution	30,807	24,541	6,266	55,389	51,953	3,436
Gain on financial instruments, net	5,224	15,045	(9,821)	3,557	31,626	(28,069)
Change in fair value of mortgage servicing rights	(6,943)	(16,283)	9,340	(5,087)	(44,271)	39,184
Gain (loss) on repossessed assets, net	98	252	(154)	(39)	406	(445)
Corporate expense allocations	17,039	16,630	409	33,908	32,608	1,300
Income before taxes	12,147	6,925	5,222	19,912	7,106	12,806
Federal and state income tax	4,725	2,694	2,031	7,746	2,764	4,982
Net income	$7,422	$4,231	$3,191	$12,166	$4,342	$7,824

Average assets	$8,845,398	$8,774,881	$70,517	$8,747,524	$8,731,085	$16,439
Average loans	1,945,981	1,888,692	57,289	1,936,916	1,886,298	50,618
Average deposits	6,662,838	6,634,362	28,476	6,622,367	6,605,127	17,240
Average invested capital	282,932	266,561	16,371	280,454	262,762	17,692

Net interest revenue from Consumer Banking activities grew by $4.1 million or 13 percent over the the second quarter of 2016 primarily due to increased rates received on deposit balances sold to the Funds Management unit. Average loan balances grew by $57 million or 3 percent and average deposits were largely unchanged from prior year.

Fees and commissions revenue decreased $5.1 million or 9 percent compared to the second quarter of 2016, primarily due to a $4.6 million decrease in mortgage banking revenue. Mortgage loan production volumes decreased $998 million. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company and deposit service charges and fees were relatively unchanged compared to the prior year.

Operating expenses decreased $7.1 million or 11 percent compared to the second quarter of 2016. Personnel expenses decreased $683 thousand or 3 percent. Non-personnel expense decreased $6.4 million or 18 percent compared to the prior year. Mortgage banking costs were down $3.7 million primarily due to improvement in the estimated loss rates on outstanding claims on servicing certain defaulted residential mortgage loans guaranteed by U.S. government agencies as well as lower prepayments of loans serviced for others. Other expense decreased $1.3 million primarily due to a legal settlement in the second quarter of 2016. Professional fees and services were down $1.4 million.

Changes in the fair value of our mortgage servicing rights, net of economic hedge, resulted in a $1.1 million decrease in Consumer Banking net income in the second quarter of 2017 compared to a $756 thousand decrease in Consumer Banking net income in the second quarter of 2016.

Corporate expense allocations increased $409 thousand or 3% over the second quarter of 2016.

Average consumer deposits were largely unchanged compared to the second quarter of 2016. Higher-costing time deposit balances decreased $135 million or 12 percent, offset by a $95 million or 6 percent increase in demand deposit balances, a $37 million or 9 percent increase in savings account balances and a $32 million or 1 percent increase in interest-bearing transaction accounts.

Wealth Management

Wealth Management contributed $15.8 million to consolidated net income in the second quarter of 2017, up $5.0 million or 47 percent over the second quarter of 2016 largely due to growth in net interest revenue.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase (Decrease)
	June 30,			June 30,
	2017	2016		2017	2016
Net interest revenue from external sources	$10,474	$6,271	$4,203	$21,960	$12,349	$9,611
Net interest revenue from internal sources	10,325	7,193	3,132	19,181	14,857	4,324
Total net interest revenue	20,799	13,464	7,335	41,141	27,206	13,935
Net loans charged off (recovered)	(93)	(239)	146	(53)	(390)	337
Net interest revenue after net loans charged off (recovered)	20,892	13,703	7,189	41,194	27,596	13,598

Fees and commissions revenue	75,553	75,467	86	149,474	144,187	5,287
Other gains, net	16	305	(289)	253	331	(78)
Other operating revenue	75,569	75,772	(203)	149,727	144,518	5,209

Personnel expense	45,477	48,147	(2,670)	90,264	93,266	(3,002)
Non-personnel expense	15,138	13,267	1,871	30,761	28,832	1,929
Other operating expense	60,615	61,414	(799)	121,025	122,098	(1,073)

Net direct contribution	35,846	28,061	7,785	69,896	50,016	19,880
Corporate expense allocations	9,947	10,417	(470)	20,619	20,952	(333)
Income before taxes	25,899	17,644	8,255	49,277	29,064	20,213
Federal and state income tax	10,075	6,864	3,211	19,169	11,306	7,863
Net income	$15,824	$10,780	$5,044	$30,108	$17,758	$12,350

Average assets	$6,763,093	$5,765,390	$997,703	$6,960,872	$5,665,218	$1,295,654
Average loans	1,312,857	1,098,178	214,679	1,289,846	1,094,252	195,594
Average deposits	5,531,091	4,521,031	1,010,060	5,556,680	4,608,522	948,158
Average invested capital	268,322	240,693	27,629	258,698	236,798	21,900

Net interest revenue for the second quarter of 2017 increased $7.3 million or 55 percent over the second quarter of 2016, primarily due to an increase in the size of the U.S. agency mortgage-backed securities portfolio related to a new trading group that began operations during the third quarter of 2016 and growth in deposit balances sold to the Funds Management unit. Average deposit balances grew by $1.0 billion or 22 percent over the second quarter of 2016. Non-interest bearing demand deposits grew by $285 million or 26 percent, interest-bearing transaction account balances increased $677 million or 25 percent and time deposit balances grew by $44 million or 6 percent. Average loan balances increased $215 million or 20 percent over the prior year.

Fees and commissions revenue was relatively unchanged compared to the second quarter of 2016. Brokerage and trading revenue decreased by $6.0 million or 18 percent primarily due to lower volumes of U.S. agency residential mortgage-backed and municipal securities sold to our institutional customers. Fiduciary and asset management revenue increased $7.0 million or 20 percent over the prior year primarily due to growth in assets under management, improved pricing discipline and decreased fee waivers.

Fees and commissions revenue above includes fees earned from state and municipal bond and corporate debt underwritings and financial advisory services, primarily in the Oklahoma and Texas markets. In the second quarter of 2017, the Wealth Management division participated in 74 state and municipal bond underwritings that totaled $1.4 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $397 million of these underwritings. The Wealth Management division also participated in 6 corporate debt underwritings that totaled $2.3 billion. Our interest in these underwritings was $47 million. In the second quarter of 2016, the Wealth Management division participated in 136 state and municipal bond underwritings that totaled approximately $4.2 billion. Our interest in these underwritings totaled approximately $803 million. The Wealth Management division also participated in two corporate debt underwritings that totaled $350 million. Our interest in these underwritings was $44 million.

Operating expense decreased $799 thousand or 1 percent compared to the second quarter of 2016. Personnel expenses decreased $2.7 million primarily due to decreased incentive compensation expense. Non-personnel expense increased $1.9 million primarily due to a $1.3 million increase in data processing and communications expense.

Corporate expense allocations decreased $470 thousand or 5 percent from the prior year.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of June 30, 2017, December 31, 2016 and June 30, 2016.

At June 30, 2017, the carrying value of investment (held-to-maturity) securities was $490 million and the fair value was $516 million. Investment securities consist primarily of long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $100 million of the $199 million portfolio of Texas school construction bonds is also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $8.3 billion at June 30, 2017, a $118 million decrease compared to March 31, 2017. At June 30, 2017, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities with an amortized cost of $5.4 billion and U.S. government agency commercial mortgage-backed securities with an amortized cost of $2.8 billion. Both residential and commercial mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at June 30, 2017 is 3.2 years. Management estimates the duration extends to 3.9 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.8 years assuming a 50 basis point decline in the current low rate environment.

We also hold amortized cost of $87 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $6.7 million from March 31, 2017. The decrease was due to cash payments received during the quarter. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $103 million at June 30, 2017.

The aggregate gross amount of unrealized losses on available for sale securities totaled $50 million at June 30, 2017, compared to $68 million at March 31, 2017. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings during the second quarter of 2017.

BOK Financial is required to hold stock as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). These restricted equity securities are carried at cost as these securities do not have a readily determined fair value because the ownership of these shares is restricted and they lack a market. Federal Reserve Bank stock totaled $37 million and holdings of FHLB stock totaled $274 million at June 30, 2017. Holdings of FHLB stock increased $27 million compared to March 31, 2017. We are required to hold stock in the FHLB in proportion to our borrowings with the FHLB.
Bank-Owned Life Insurance

We have approximately $313 million of bank-owned life insurance at June 30, 2017. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $285 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At June 30, 2017, the fair value of investments held in separate accounts was approximately $290 million. As the underlying fair value of the investments held in a separate account at June 30, 2017 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $28 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $17 billion at June 30, 2017, an increase of $192 million over March 31, 2017. The outstanding balance of commercial loans increased by $311 million, partially offset by a $182 million decrease in commercial real estate loan balances. Residential mortgage loans decreased $7.1 million and personal loans grew by $70 million.

Table 12 -- Loans
(In thousands)

	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30,2016	June 30, 2016
Commercial:
Energy	$2,847,240	$2,537,112	$2,497,868	$2,520,804	$2,818,656
Services	2,958,827	3,013,375	3,108,990	2,936,599	2,830,864
Healthcare	2,221,518	2,265,604	2,201,916	2,085,046	2,051,146
Wholesale/retail	1,543,695	1,506,243	1,576,818	1,602,030	1,532,957
Manufacturing	546,137	543,430	514,975	499,486	595,403
Other commercial and industrial	520,538	461,346	490,257	476,198	527,411
Total commercial	10,637,955	10,327,110	10,390,824	10,120,163	10,356,437

Commercial real estate:
Retail	722,805	745,046	761,888	801,377	795,419
Multifamily	952,380	922,991	903,272	873,773	787,200
Office	862,973	860,889	798,888	752,705	769,112
Industrial	693,635	871,463	871,749	838,021	645,586
Residential construction and land development	141,592	135,994	135,533	159,946	157,576
Other commercial real estate	315,207	334,680	337,716	367,776	427,073
Total commercial real estate	3,688,592	3,871,063	3,809,046	3,793,598	3,581,966

Residential mortgage:
Permanent mortgage	989,040	977,743	1,006,820	969,558	969,007
Permanent mortgages guaranteed by U.S. government agencies	191,729	204,181	199,387	190,309	192,732
Home equity	758,429	764,350	743,625	712,926	719,184
Total residential mortgage	1,939,198	1,946,274	1,949,832	1,872,793	1,880,923

Personal	917,900	847,459	839,958	678,232	587,423

Total	$17,183,645	$16,991,906	$16,989,660	$16,464,786	$16,406,749
Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment and other needs of commercial customers primarily located within our geographical footprint. Commercial loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer’s industry and market. While commercial loans are generally secured by the customer’s assets including real property, inventory, accounts receivable, operating equipment, interests in mineral rights and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the ongoing cash flow from operations of the customer’s business. Inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

Commercial loans totaled $10.6 billion or 62 percent of the loan portfolio at June 30, 2017, an increase of $311 million over March 31, 2017 primarily due to growth in energy loan balances. Other commercial and industrial loans increased by $59 million and wholesale/retail sector loan balances increased by $37 million. This growth was offset by a $55 million decrease in service sector loan balances and a $44 million decrease in healthcare sector loan balances.

Table 13 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location.

Table 13 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$537,606	$1,464,660	$14,847	$4,178	$347,932	$9,110	$77,788	$391,119	$2,847,240
Services	650,748	873,279	195,368	5,184	306,628	209,729	332,001	385,890	2,958,827
Healthcare	277,652	383,698	138,205	96,924	119,288	127,803	272,382	805,566	2,221,518
Wholesale/retail	385,275	519,826	45,333	36,136	61,464	64,504	87,736	343,421	1,543,695
Manufacturing	102,594	186,172	1,492	13,583	39,541	31,760	106,832	64,163	546,137
Other commercial and industrial	97,919	132,119	2,438	58,396	26,947	28,780	80,232	93,707	520,538
Total commercial loans	$2,051,794	$3,559,754	$397,683	$214,401	$901,800	$471,686	$956,971	$2,083,866	$10,637,955

The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 33 percent concentrated in the Texas market and 19 percent concentrated in the Oklahoma market. At June 30, 2017, the Other category is primarily composed of California - $303 million or 3 percent of the commercial loan portfolio, Louisiana - $194 million or 2 percent of the commercial loan portfolio, Florida - $159 million or 1 percent of the commercial loan portfolio, Pennsylvania - $115 million or 1 percent of the commercial loan portfolio and Tennessee - $108 million or 1 percent of the commercial loan portfolio. All other states individually represent one percent or less of total commercial loans.

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

Outstanding energy loans totaled $2.8 billion or 17 percent of total loans at June 30, 2017. Unfunded energy loan commitments of $2.7 billion at June 30, 2017 were largely unchanged compared to March 31, 2017. Approximately $2.4 billion of energy loans were to oil and gas producers, up $362 million over March 31, 2017. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. The Company has largely avoided higher-risk energy lending areas including second-lien financing, mezzanine debt and subordinated debt. In addition, the Company has no direct exposure to energy company equity or to borrowers with deep-water offshore exposure. Approximately 58 percent of the committed production loans are secured by properties primarily producing oil and 42 percent of the committed production loans are secured by properties primarily producing natural gas. Loans to midstream oil and gas companies totaled $277 million at June 30, 2017, a decrease of $39 million compared to March 31, 2017. Loans to borrowers that provide services to the energy industry totaled $178 million at June 30, 2017, largely unchanged compared to the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $38 million, a $15 million decrease over the prior quarter.

The services sector of the loan portfolio totaled $3.0 billion or 17 percent of total loans and consists of a large number of loans to a variety of businesses, including governmental, finance and insurance, educational services, loans to entities providing services for real estate and construction and professional services. Service sector loans decreased by $55 million compared to March 31, 2017. Loans to governmental entities totaled $562 million at June 30, 2017. Approximately $1.5 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

The healthcare sector of the loan portfolio totaled $2.2 billion or 13% of total loans and consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At June 30, 2017, the outstanding principal balance of these loans totaled $4.0 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 18 percent of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 32 percent and 12 percent of the total commercial real estate portfolio at June 30, 2017, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $3.7 billion or 21 percent of the loan portfolio at June 30, 2017. The outstanding balance of commercial real estate loans decreased $182 million during the second quarter of 2017. Loans secured by industrial properties decreased $178 million. Retail sector loans decreased $22 million. Multifamily residential loans increased $29 million. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18 percent to 23 percent over the past five years.

The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 14.

Table 14 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Retail	$73,978	$272,460	$107,535	$6,526	$30,853	$27,747	$25,354	$178,352	$722,805
Multifamily	110,567	428,929	13,801	25,191	64,959	56,347	113,529	139,057	952,380
Office	96,167	226,147	77,153	2,119	64,825	72,175	58,330	266,057	862,973
Industrial	81,871	192,427	25,791	—	16,233	11,753	48,457	317,103	693,635
Residential construction and land development	25,500	36,465	18,330	1,850	15,500	9,536	17,006	17,405	141,592
Other commercial real estate	53,010	40,603	22,784	4,282	14,721	38,051	30,168	111,588	315,207
Total commercial real estate loans	$441,093	$1,197,031	$265,394	$39,968	$207,091	$215,609	$292,844	$1,029,562	$3,688,592

The Other category is primarily composed of California and Utah which represent $146 million or 4 percent and $120 million or 3 percent of the commercial real estate portfolio, respectively. All other states represent less than 3% individually.

While recent changes nationally in consumer purchasing trends from brick-and-mortar stores to online has created concern with regards to retail lending, our credit quality remains very good. The portfolio is highly diversified with no material exposure to a single borrower or tenant.

Based on Moody's U.S. Retail Industry Classifications, approximately 60 percent of $723 million of outstanding retail commercial real estate loans have services-based tenants which are considered less susceptible to online competition. Additionally, 61 percent of the $653 million of outstanding retail loans included in our commercial wholesale/retail sector are service-based.
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

Residential mortgage loans totaled $1.9 billion, largely unchanged compared to March 31, 2017. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 96 percent of our residential mortgage loan portfolio is located within our geographical footprint.

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

At June 30, 2017, $192 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies decreased $12 million compared to March 31, 2017.

Home equity loans totaled $758 million at June 30, 2017, a $5.9 million decrease compared to March 31, 2017. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 50 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 10 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans have a 5 year revolving period followed by a 15 year term of amortizing repayments and may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at June 30, 2017 by lien position and amortizing status follows in Table 15.

Table 15 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$70,650	$421,861	$492,511
Junior lien	135,771	130,147	265,918
Total home equity	$206,421	$552,008	$758,429

Personal loans totaled $918 million, a $70 million increase over the prior quarter primarily due to growth in loans to wealth management customers for investment in businesses that will be repaid from personal income.

The distribution of residential mortgage and personal loans at June 30, 2017 is as follows in Table 16. Residential mortgage loans are distributed by collateral location. Personal loans are generally distributed by borrower location.

Table 16 -- Residential Mortgage and Personal Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$181,030	$413,293	$40,810	$13,864	$162,013	$93,997	$49,766	$34,267	$989,040
Permanent mortgages guaranteed by U.S. government agencies	54,187	25,912	46,426	5,975	5,968	1,881	14,555	36,825	191,729
Home equity	394,081	136,667	97,977	5,141	38,029	8,236	75,642	2,656	758,429
Total residential mortgage	$629,298	$575,872	$185,213	$24,980	$206,010	$104,114	$139,963	$73,748	$1,939,198

Personal	$305,856	$385,087	$11,615	$11,993	$58,918	$54,434	$76,967	$13,030	$917,900

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 17 -- Loans Managed by Primary Geographical Market
(In thousands)

	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30,2016	June 30, 2016
Bank of Oklahoma:
Commercial	$3,369,967	$3,189,183	$3,370,259	$3,545,924	$3,698,215
Commercial real estate	667,932	691,332	684,381	795,806	781,458
Residential mortgage	1,398,021	1,404,054	1,407,197	1,401,166	1,415,766
Personal	318,016	310,708	303,823	271,420	246,229
Total Bank of Oklahoma	5,753,936	5,595,277	5,765,660	6,014,316	6,141,668

Bank of Texas:
Commercial	4,339,634	4,148,316	4,022,455	3,903,218	3,901,632
Commercial real estate	1,360,164	1,452,988	1,415,011	1,400,709	1,311,408
Residential mortgage	232,074	231,647	233,981	229,345	222,548
Personal	354,222	312,092	306,748	278,167	233,304
Total Bank of Texas	6,286,094	6,145,043	5,978,195	5,811,439	5,668,892

Bank of Albuquerque:
Commercial	369,370	407,403	399,256	398,147	398,427
Commercial real estate	324,405	307,927	284,603	299,785	322,956
Residential mortgage	103,849	106,432	108,058	110,478	114,226
Personal	12,439	11,305	11,483	11,333	10,569
Total Bank of Albuquerque	810,063	833,067	803,400	819,743	846,178

Bank of Arkansas:
Commercial	85,020	88,010	86,577	83,544	81,227
Commercial real estate	73,943	74,469	73,616	72,649	69,235
Residential mortgage	6,395	6,829	7,015	6,936	6,874
Personal	11,993	6,279	6,524	6,757	7,025
Total Bank of Arkansas	177,351	175,587	173,732	169,886	164,361

Colorado State Bank & Trust:
Commercial	1,065,780	998,216	1,018,208	1,013,314	1,076,620
Commercial real estate	255,379	266,218	265,264	254,078	237,569
Residential mortgage	63,346	62,313	59,631	59,838	59,425
Personal	56,187	49,523	50,372	42,901	35,064
Total Colorado State Bank & Trust	1,440,692	1,376,270	1,393,475	1,370,131	1,408,678

Bank of Arizona:
Commercial	617,759	643,222	686,253	680,447	670,814
Commercial real estate	705,858	737,088	747,409	726,542	639,112
Residential mortgage	37,034	36,737	36,265	39,206	38,998
Personal	55,528	51,386	52,553	31,205	24,248
Total Bank of Arizona	1,416,179	1,468,433	1,522,480	1,477,400	1,373,172

Mobank:
Commercial	790,425	852,760	807,816	495,569	529,502
Commercial real estate	300,911	341,041	338,762	244,029	220,228
Residential mortgage	98,479	98,262	97,685	25,824	23,086
Personal	109,515	106,166	108,455	36,449	30,984
Total Mobank	1,299,330	1,398,229	1,352,718	801,871	803,800

Total BOK Financial loans	$17,183,645	$16,991,906	$16,989,660	$16,464,786	$16,406,749

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments, which totaled $9.6 billion and standby letters of credit, which totaled $615 million at June 30, 2017. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $317 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at June 30, 2017.

Table 18 – Off-Balance Sheet Credit Commitments
(In thousands)

	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30,2016	June 30, 2016
Loan commitments	$9,632,911	$9,403,641	$9,404,665	$8,697,322	$8,508,606
Standby letters of credit	614,852	595,746	585,472	499,990	491,002
Mortgage loans sold with recourse	133,896	134,631	139,486	139,306	145,403

We have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. Substantially all of these loans are to borrowers in our primary markets including $82 million to borrowers in Oklahoma, $14 million to borrowers in Arkansas and $13 million to borrowers in New Mexico. An accrual related to this off-balance sheet risk is included in Other liabilities in the consolidated balances sheets and totaled $3.9 million at June 30, 2017 and $4.0 million at March 31, 2017.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements as described further in Note 6 to the Consolidated Financial Statements. For the period from 2010 through the second quarter of 2017 combined, approximately 17 percent of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $1.6 million at June 30, 2017 and $2.6 million at March 31, 2017.
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

The customer derivative programs create credit risk for potential amounts due to the Company from our customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible scenarios to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide cash margin or other collateral in conjunction with our credit agreements to further limit our credit risk.

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

Derivative contracts are carried at fair value. At June 30, 2017, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $265 million compared to $304 million at March 31, 2017. At June 30, 2017, the fair value of our derivative contracts included $162 million for foreign exchange contracts, $36 million for energy contracts, $30 million for interest rate swaps and $29 million of to-be-announced residential mortgage-backed securities. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $257 million at June 30, 2017 and $296 million at March 31, 2017.

At June 30, 2017, total derivative assets were reduced by $24 million of cash collateral received from counterparties and total derivative liabilities were reduced by $21 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2017 follows in Table 19.

Table 19 -- Fair Value of Derivative Contracts
(In thousands)

Banks and other financial institutions	$111,723
Customers	95,002
Exchanges and clearing organizations	33,379
Fair value of customer risk management program asset derivative contracts, net	$240,104

At June 30, 2017, our largest derivative exposure was to an exchange for energy derivative contracts which totaled $14 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $24.22 per barrel of oil would increase the fair value of derivative assets by $9.1 million. An increase in prices equivalent to $67.53 per barrel of oil would increase the fair value of derivative assets by $208 million as current prices move further away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program may also be affected by our credit rating. At June 30, 2017 a decrease in our credit rating to below investment grade did not have a significant impact on our obligation to post cash margin on existing contracts. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of June 30, 2017, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. At June 30, 2017, the combined allowance for loan losses and off-balance sheet credit losses totaled $256 million or 1.49 percent of outstanding loans and 109 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $250 million and the accrual for off-balance sheet credit losses was $6.4 million. At March 31, 2017, the combined allowance for credit losses was $258 million or 1.52 percent of outstanding loans and 131 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $249 million and the accrual for off-balance sheet credit losses was $9.4 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. Based on an evaluation of all credit factors, including changes in nonaccruing and potential problem loans, overall loan growth and net charge-offs, the Company determined that no provision for credit losses was necessary in the second quarter of 2017. No provision for credit losses was necessary in the first quarter of 2017 based on continued improvements in credit metric trends largely driven by energy price stability. A $20 million provision for credit losses was recorded in the second quarter of 2016 due primarily to the effects of falling energy prices.

Table 20 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Allowance for loan losses:
Beginning balance	$248,710	$246,159	$245,103	$243,259	$233,156
Loans charged off:
Commercial	(1,703)	(424)	(81)	(6,266)	(7,355)
Commercial real estate	(76)	—	—	—	—
Residential mortgage	(40)	(236)	(208)	(285)	(345)
Personal	(1,053)	(1,493)	(1,362)	(1,550)	(1,145)
Total	(2,872)	(2,153)	(1,651)	(8,101)	(8,845)
Recoveries of loans previously charged off:
Commercial	283	1,182	839	177	223
Commercial real estate	208	735	395	521	282
Residential mortgage	169	228	986	650	200
Personal	554	755	593	690	681
Total	1,214	2,900	2,813	2,038	1,386
Net loans recovered (charged off)	(1,658)	747	1,162	(6,063)	(7,459)
Provision for loan losses	3,009	1,804	(106)	7,907	17,562
Ending balance	$250,061	$248,710	$246,159	$245,103	$243,259
Accrual for off-balance sheet credit losses:
Beginning balance	$9,440	$11,244	$11,138	$9,045	$6,607
Provision for off-balance sheet credit losses	(3,009)	(1,804)	106	2,093	2,438
Ending balance	$6,431	$9,440	$11,244	$11,138	$9,045
Total combined provision for credit losses	$—	$—	$—	$10,000	$20,000
Allowance for loan losses to loans outstanding at period-end	1.46%	1.46%	1.45%	1.49%	1.48%
Net charge-offs (recoveries) (annualized) to average loans	0.04%	(0.02)%	(0.03)%	0.15%	0.18%
Total provision for credit losses (annualized) to average loans	—%	—%	—%	0.24%	0.49%
Recoveries to gross charge-offs	42.27%	134.70%	170.38%	25.16%	15.67%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.06%	0.09%	0.11%	0.12%	0.10%
Combined allowance for credit losses to loans outstanding at period-end	1.49%	1.52%	1.52%	1.56%	1.54%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. A specific allowance is required when the outstanding principal balance of the loan is not supported by either the discounted cash flows expected to be received from the borrower or the fair value of collateral for collateral dependent loans. At June 30, 2017, impaired loans totaled $428 million, including $73 million with specific allowances of $9.7 million and $355 million with no specific allowances. At March 31, 2017, impaired loans totaled $402 million, including $52 million of impaired loans with specific allowances of $3.5 million and $350 million with no specific allowances.

Risk grading guidelines in the Office of the Comptroller of the Currency ("OCC") Oil and Gas Lending Handbook updated at the beginning of 2016, heavily weight the ability to repay total borrower debt, regardless of collateral position. This change in grading methodology has increased loans especially mentioned, potential problem loans and nonaccrual loans. Because substantially all of our energy portfolio is supported by senior lien positions that, in general, have substantially lower loss exposure, the historical relationship between loan classification and loss exposure may be more difficult to correlate. The most recently completed energy portfolio redetermination supported that $57 million of impaired energy loans required no allowance for credit losses based on the adequacy of collateral. In addition, $76 million of impaired energy loans are current on all payments due.

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

The aggregate amount of general allowances for all unimpaired loans totaled $213 million at June 30, 2017, a decrease of $4.9 million compared to March 31, 2017. The general allowance attributed to the commercial loan segment decreased $6.1 million, partially offset by an $859 thousand increase in the general allowance attributed to the personal loan segment.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $27 million at June 30, 2017, unchanged compared to March 31, 2017. The nonspecific allowance includes consideration of the indirect impact of the prolonged low energy price environment on the broader economies within our geographical footprint that are highly dependent on the energy industry.

An allocation of the allowance for loan losses by portfolio segment is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified certain accruing substandard loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. These potential problem loans totaled $327 million at June 30, 2017 and wereprimarily composed of $226 million or 8 percent of energy loans, $33 million or 1 percent of healthcare sector loans, $17 million or 1 percent of service sector loans, $16 million or 3 percent of manufacturing sector loans and $10 million or 1 percent of wholesale/retail sector loans. Potential problem loans totaled $413 million at March 31, 2017.

Based on regulatory guidelines, other loans especially mentioned are in compliance with the original terms of the agreement but may have a weakness that deserves management's close attention. Other loans especially mentioned totaled $199 million at June 30, 2017 and were composed primarily of $120 million or 4 percent of outstanding energy loans, $34 million or 2 percent of outstanding healthcare loans, $16 million or 1 percent of outstanding wholesale/retail sector loans and $12 million or less than 1 percent of outstanding services loans. Other loans especially mentioned totaled $233 million at March 31, 2017.

We updated our semi-annual energy loan portfolio stress test at June 30, 2017 to estimate how the energy portfolio may respond in a prolonged low-price environment. Stress test assumptions include a starting price of $2.00 per million BTUs for natural gas and $35.87 per barrel of oil, gradually escalating over twelve to fifteen years to a maximum of $3.00 and $55.00, respectively. The results of the stress test are factored into our expectation that the loan loss provision could range from $0 to $10 million for 2017. This expectation is based upon current observed conditions. The portion of the combined allowance for credit losses attributable to the energy portfolio totaled 2.84 percent of outstanding energy loans at June 30, 2017, compared to 3.37 percent of outstanding energy loans at March 31, 2017.

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

BOK Financial had net charge-offs of $1.7 million in the second quarter of 2017, compared to net recoveries of $747 thousand in the first quarter of 2017 and net loans charged off of $7.5 million in the second quarter of 2016. The ratio of net loans charged off to average loans on an annualized basis was 0.04 percent for the second quarter of 2017, compared with (0.02) percent for the first quarter of 2017 and 0.18 percent for the second quarter of 2016.

Net charge-offs of commercial loans were $1.4 million in the second quarter of 2017, primarily due to a single healthcare borrower. Commercial loans had a net recovery of $758 thousand in the first quarter of 2017. Net commercial real estate loan recoveries were $132 thousand in the second quarter of 2017, compared to net recoveries of $735 thousand in the first quarter of 2017. Net charge-offs of residential mortgage loans were $129 thousand and net charge-offs of personal loans were $499 thousand for the second quarter. Personal loan net charge-offs include deposit account overdraft losses.

Nonperforming Assets

Table 21 -- Nonperforming Assets
(In thousands)

	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30,2016	June 30, 2016
Nonaccruing loans:
Commercial	$197,157	$156,825	$178,953	$176,464	$181,989
Commercial real estate	3,775	4,475	5,521	7,350	7,780
Residential mortgage	44,235	46,081	46,220	52,452	57,061
Personal	272	235	290	686	354
Total nonaccruing loans	245,439	207,616	230,984	236,952	247,184
Accruing renegotiated loans guaranteed by U.S. government agencies	80,624	83,577	81,370	80,306	78,806
Real estate and other repossessed assets	39,436	42,726	44,287	31,941	24,054
Total nonperforming assets	$365,499	$333,919	$356,641	$349,199	$350,044
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$275,823	$240,234	$263,425	$253,461	$251,497

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$123,992	$110,425	$132,499	$142,966	$168,145
Services	7,754	7,713	8,173	8,477	9,388
Wholesale / retail	10,620	11,090	11,407	2,453	2,772
Manufacturing	9,656	5,907	4,931	274	293
Healthcare	24,505	909	825	855	875
Other commercial and industrial	20,630	20,781	21,118	21,439	516
Total commercial	197,157	156,825	178,953	176,464	181,989

Commercial real estate:
Residential construction and land development	2,051	2,616	3,433	3,739	4,261
Retail	301	314	326	1,249	1,265
Office	396	413	426	882	606
Multifamily	10	24	38	51	65
Industrial	—	76	76	76	76
Other commercial real estate	1,017	1,032	1,222	1,353	1,507
Total commercial real estate	3,775	4,475	5,521	7,350	7,780

Residential mortgage:
Permanent mortgage	23,415	24,188	22,855	25,956	27,228
Permanent mortgage guaranteed by U.S. government agencies	9,052	10,108	11,846	15,432	19,741
Home equity	11,768	11,785	11,519	11,064	10,092
Total residential mortgage	44,235	46,081	46,220	52,452	57,061
Personal	272	235	290	686	354
Total nonaccruing loans	$245,439	$207,616	$230,984	$236,952	$247,184

	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30,2016	June 30, 2016
Nonaccruing loans as % of outstanding balance for class:
Commercial:
Energy	4.35%	4.35%	5.30%	5.67%	5.97%
Services	0.26%	0.26%	0.26%	0.29%	0.33%
Wholesale / retail	0.69%	0.74%	0.72%	0.15%	0.18%
Manufacturing	1.77%	1.09%	0.96%	0.05%	0.05%
Healthcare	1.10%	0.04%	0.04%	0.04%	0.04%
Other commercial and industrial	3.96%	4.50%	4.31%	4.50%	0.10%
Total commercial	1.85%	1.52%	1.72%	1.74%	1.76%

Commercial real estate:
Residential construction and land development	1.45%	1.92%	2.53%	2.34%	2.70%
Retail	0.04%	0.04%	0.04%	0.16%	0.16%
Office	0.05%	0.05%	0.05%	0.12%	0.08%
Multifamily	—%	—%	—%	0.01%	0.01%
Industrial	—%	0.01%	0.01%	0.01%	0.01%
Other commercial real estate	0.32%	0.31%	0.36%	0.37%	0.35%
Total commercial real estate	0.10%	0.12%	0.14%	0.19%	0.22%

Residential mortgage:
Permanent mortgage	2.37%	2.47%	2.27%	2.68%	2.81%
Permanent mortgage guaranteed by U.S. government agencies	4.72%	4.95%	5.94%	8.11%	10.24%
Home equity	1.55%	1.54%	1.55%	1.55%	1.40%
Total residential mortgage	2.28%	2.37%	2.37%	2.80%	3.03%
Personal	0.03%	0.03%	0.03%	0.10%	0.06%
Total nonaccruing loans	1.43%	1.22%	1.36%	1.44%	1.51%

Ratios:
Allowance for loan losses to nonaccruing loans[1]	105.78%	125.92%	112.33%	110.65%	106.95%
Accruing loans 90 days or more past due[1]	$1,414	$95	$5	$3,839	$2,899

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. Government.

Nonperforming assets totaled $365 million or 2.12 percent of outstanding loans and repossessed assets at June 30, 2017. Nonaccruing loans totaled $245 million, accruing renegotiated residential mortgage loans totaled $81 million and real estate and other repossessed assets totaled $39 million. All accruing renegotiated residential mortgage loans and $9.1 million of nonaccruing loans are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets increased $36 million over the second quarter primarily due to an increase in nonaccruing healthcare and energy loans. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

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

A rollforward of nonperforming assets for the three and six months ended June 30, 2017 follows in Table 22.

Table 22 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	June 30, 2017
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, March 31, 2017	$207,616	$83,577	$42,726	$333,919
Additions	58,768	15,032	—	73,800
Transfers from premises and equipment	—	—	452	452
Payments	(15,230)	(833)	—	(16,063)
Charge-offs	(2,872)	—	—	(2,872)
Net gains, losses and write-downs	—	—	1,694	1,694
Foreclosure of nonperforming loans	(688)	—	688	—
Foreclosure of loans guaranteed by U.S. government agencies	(1,580)	(2,752)	—	(4,332)
Proceeds from sales	—	(14,662)	(5,829)	(20,491)
Net transfers to nonaccruing loans	—	—	—	—
Return to accrual status	(618)	—	—	(618)
Other, net	43	262	(295)	10
Balance, June 30, 2017	$245,439	$80,624	$39,436	$365,499

	Six Months Ended
	June 30, 2017
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2016	$230,984	$81,370	$44,287	$356,641
Additions	81,732	26,354	—	108,086
Transfers from premises and equipment	—	—	452	452
Payments	(50,162)	(1,786)	—	(51,948)
Charge-offs	(5,025)	—	—	(5,025)
Net gains, losses and write-downs	—	—	1,604	1,604
Foreclosure of nonperforming loans	(1,597)	—	1,597	—
Foreclosure of loans guaranteed by U.S. government agencies	(3,980)	(4,290)	—	(8,270)
Proceeds from sales	—	(21,406)	(7,702)	(29,108)
Return to accrual status	(6,556)	—	—	(6,556)
Other, net	43	382	(802)	(377)
Balance, June 30, 2017	$245,439	$80,624	$39,436	$365,499

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
Commercial

Nonaccruing commercial loans totaled $197 million or 1.85 percent of total commercial loans at June 30, 2017 and $157 million or 1.52 percent of commercial loans at March 31, 2017. There were $54 million in newly identified nonaccruing commercial loans during the quarter, offset by $12 million in payments and $1.7 million of charge-offs. Newly identified nonaccruing commercial loans were primarily healthcare and energy loans.

Nonaccruing commercial loans at June 30, 2017 were primarily composed of $124 million or 4.35 percent of total energy loans, $25 million or 1.10 percent of total healthcare sector loans, $21 million or 3.96 percent of total other commercial and industrial sector loans and $11 million or 0.69 percent of wholesale/retail sector loans.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $3.8 million or 0.10 percent of outstanding commercial real estate loans at June 30, 2017, down from $4.5 million or 0.12 percent of outstanding commercial real estate loans at March 31, 2017. Newly identified nonaccruing commercial real estate loans of $195 thousand were offset by $819 thousand of cash payments received and $76 thousand in charge-offs. There were no foreclosures of nonaccruing commercial real estate loans during the second quarter.

Nonaccruing commercial real estate loans were primarily composed of $2.1 million or 1.45 percent of residential construction and land development loans.

Residential Mortgage and Personal

Nonaccruing residential mortgage loans totaled $44 million or 2.28 percent of outstanding residential mortgage loans at June 30, 2017, a $1.8 million decrease compared to March 31, 2017. Newly identified nonaccruing residential mortgage loans totaling $3.3 million were offset by $2.3 million of foreclosures, $2.2 million of payments and $40 thousand of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans, which totaled $23 million or 2.37 percent of outstanding non-guaranteed permanent residential mortgage loans at June 30, 2017. Nonaccruing home equity loans totaled $12 million or 1.55 percent of total home equity loans.

Payments of accruing residential mortgage loans and personal loans may be delinquent. The composition of residential mortgage loans and personal loans past due but still accruing is included in the following Table 23. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 59 days past due decreased $3.2 million in the second quarter to $3.6 million at June 30, 2017. Residential mortgage loans 60 to 89 days past due increased by $1.1 million. Personal loans past due 30 to 59 days increased by $57 thousand and personal loans 60 to 89 days increased $184 thousand.

Table 23 -- Residential Mortgage and Personal Loans Past Due
(In thousands)

	June 30, 2017			March 31, 2017
	90 Days or More	60 to 89 Days	30 to 59 Days	90 Days or More	60 to 89 Days	30 to 59 Days
Residential mortgage:
Permanent mortgage[1]	$132	$1,026	$2,024	$—	$—	$5,364
Home equity	—	362	1,564	9	266	1,376
Total residential mortgage	$132	$1,388	$3,588	9	$266	$6,740

Personal	$—	$289	$487	$37	$105	$430

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $39 million at June 30, 2017, a decrease of $3.3 million compared to March 31, 2017. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 24 following.

Table 24 -- Real Estate and Other Repossessed Assets by Collateral Location
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties	$3,065	$305	$—	$493	$1,450	$692	$131	$357	$6,493
Developed commercial real estate properties	71	—	2,147	—	446	198	1,296	—	4,158
Undeveloped land	1,152	1,215	—	—	—	135	1,197	—	3,699
Residential land development properties	67	—	210	—	—	343	2	—	622
Oil and gas properties	—	24,433					—	—	24,433
Other	8	23	—	—	—	—	—	—	31
Total real estate and other repossessed assets	$4,363	$25,976	$2,357	$493	$1,896	$1,368	$2,626	$357	$39,436

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for BOKF, NA, the wholly owned subsidiary bank of BOK Financial. Based on the average balances for the second quarter of 2017, approximately 68 percent of our funding was provided by deposit accounts, 19 percent from borrowed funds, less than 1 percent is from long-term subordinated debt and 11 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the second quarter of 2017 totaled $22.1 billion, a $277 million decrease compared to the first quarter of 2017. Interest-bearing transaction account balances decreased $480 million and time deposit balances decreased $55 million. Demand deposit balances grew by $237 million during the second quarter of 2017.
Table 25 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016
Commercial Banking	$8,652,811	$8,631,724	$8,543,532	$8,317,341	$8,403,408
Consumer Banking	6,662,838	6,581,446	6,659,380	6,660,514	6,634,362
Wealth Management	5,531,091	5,582,554	5,333,095	4,913,409	4,521,031
Subtotal	20,846,740	20,795,724	20,536,007	19,891,264	19,558,801
Funds Management and other	1,245,591	1,573,698	1,167,409	873,750	908,931
Total	$22,092,331	$22,369,422	$21,703,416	$20,765,014	$20,467,732

Average Commercial Banking deposit balances were largely unchanged compared to the first quarter of 2017. Average demand deposit balances increased $202 million, offset by a $182 million decrease in the average balances of interest-bearing transaction accounts. Average deposit balances attributed to commercial and industrial customers grew by $113 million, offset by $53 million decrease in balances attributed to energy customers and a $36 million decrease in average balances attributed to healthcare customers. Commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease once the economic outlook improves and customers deploy cash or short-term market interest rates rise and related earnings credit rates rise, reducing the amount of deposits required to offset service charges.

Average Consumer Banking deposit balances increased by $81 million. Demand deposit balances grew by $75 million, partially offset by a $35 million decrease in time deposit balances. Interest-bearing transaction and savings account balanaces also grew over the prior quarter.

Average Wealth Management deposits decreased $51 million compared to the first quarter of 2017. A $142 million decrease in interest-bearing transaction account balances was partially offset by a $90 million increase in demand deposit balances.

Average deposits attributed to Funds Management and Other decreased $328 million.

Average time deposits for the second quarter of 2017 included $590 million of brokered deposits, an increase of $12 million over the first quarter of 2017. Average interest-bearing transaction accounts for the second quarter included $1.3 billion of brokered deposits, a decrease of $14 million compared to the first quarter of 2017.

The distribution of our period end deposit account balances among principal markets follows in Table 26.

Table 26 -- Period End Deposits by Principal Market Area
(In thousands)

	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016
Bank of Oklahoma:
Demand	$4,353,421	$4,320,666	$3,993,170	$4,158,273	$4,020,181
Interest-bearing:
Transaction	5,998,787	6,114,288	6,345,536	5,701,983	5,741,302
Savings	263,664	265,014	241,696	242,959	247,984
Time	1,170,014	1,189,144	1,118,355	1,091,464	1,167,271
Total interest-bearing	7,432,465	7,568,446	7,705,587	7,036,406	7,156,557
Total Bank of Oklahoma	11,785,886	11,889,112	11,698,757	11,194,679	11,176,738

Bank of Texas:
Demand	3,121,890	3,091,258	3,137,009	2,734,981	2,677,253
Interest-bearing:
Transaction	2,272,185	2,317,576	2,388,812	2,240,040	2,035,634
Savings	91,491	89,640	83,101	84,642	83,862
Time	502,128	511,037	535,642	528,380	516,231
Total interest-bearing	2,865,804	2,918,253	3,007,555	2,853,062	2,635,727
Total Bank of Texas	5,987,694	6,009,511	6,144,564	5,588,043	5,312,980

Bank of Albuquerque:
Demand	612,117	593,117	627,979	584,681	530,853
Interest-bearing:
Transaction	558,523	623,677	590,571	555,326	573,690
Savings	54,136	53,683	49,963	54,480	49,200
Time	229,616	233,506	238,408	244,706	250,068
Total interest-bearing	842,275	910,866	878,942	854,512	872,958
Total Bank of Albuquerque	1,454,392	1,503,983	1,506,921	1,439,193	1,403,811

Bank of Arkansas:
Demand	40,511	42,622	26,389	32,203	30,607
Interest-bearing:
Transaction	129,848	106,804	105,232	313,480	278,335
Savings	2,135	2,304	2,192	2,051	1,853
Time	14,876	15,067	16,696	17,534	18,911
Total interest-bearing	146,859	124,175	124,120	333,065	299,099
Total Bank of Arkansas	187,370	166,797	150,509	365,268	329,706

Colorado State Bank & Trust:
Demand	577,617	601,778	576,000	517,063	528,124
Interest-bearing:
Transaction	626,343	610,510	616,679	623,055	625,240
Savings	35,651	37,801	32,866	31,613	31,509
Time	228,458	234,740	242,782	247,667	254,164
Total interest-bearing	890,452	883,051	892,327	902,335	910,913
Total Colorado State Bank & Trust	1,468,069	1,484,829	1,468,327	1,419,398	1,439,037

	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016
Bank of Arizona:
Demand	366,866	342,854	366,755	418,718	396,837
Interest-bearing:
Transaction	154,457	180,254	305,099	303,750	302,297
Savings	3,638	3,858	2,973	2,959	3,198
Time	19,911	26,112	27,765	27,935	28,681
Total interest-bearing	178,006	210,224	335,837	334,644	334,176
Total Bank of Arizona	544,872	553,078	702,592	753,362	731,013

Mobank:
Demand	496,473	514,278	508,418	235,445	240,755
Interest-bearing:
Transaction	346,996	406,105	513,176	86,526	112,371
Savings	13,603	13,424	12,679	1,645	1,656
Time	31,119	34,242	42,152	11,945	11,735
Total interest-bearing	391,718	453,771	568,007	100,116	125,762
Total Mobank	888,191	968,049	1,076,425	335,561	366,517
Total BOK Financial deposits	$22,316,474	$22,575,359	$22,748,095	$21,095,504	$20,759,802

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of wholesale federal funds purchased totaled $22 million at June 30, 2017. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $5.5 billion during the quarter, compared to $5.7 billion in the first quarter of 2017.

At June 30, 2017, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $6.1 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 27.

Table 27 -- Borrowed Funds
(In thousands)

		Three Months Ended June 30, 2017				Three Months Ended March 31, 2017
	Jun 30, 2017	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Mar 31, 2017	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$—	$6,084	3.49%	$7,217	$7,217	$7,217	3.32%	$7,217
Other	878	867	11.06%	$881	847	913	10.83%	871
Total other borrowings	878	6,951	5.14%		8,064	8,130	5.64%
Subordinated debentures	144,658	144,654	5.55%	$144,658	144,649	144,644	5.68%	144,649
Total parent company and other non-bank subsidiaries	145,536	151,605	5.53%		152,713	152,774	5.68%

BOKF, NA:
Funds purchased	67,990	63,263	0.61%	67,990	47,629	55,508	0.47%	50,154
Repurchase agreements	396,333	427,353	0.06%	489,814	508,352	523,561	0.02%	536,094
Other borrowings:
Federal Home Loan Bank advances	5,200,000	5,532,967	1.07%	5,600,000	5,200,000	5,691,111	0.80%	5,700,000
GNMA repurchase liability	16,056	16,734	4.65%	17,693	15,532	23,392	4.61%	24,139
Other	15,409	15,379	2.40%	15,409	15,351	15,322	2.41%	15,351
Total other borrowings	5,231,465	5,565,080	1.09%		5,230,883	5,729,825	0.82%
Total BOKF, NA	5,695,788	6,055,696	1.01%		5,786,864	6,308,894	0.75%

Total Other Borrowed Funds	$5,841,324	$6,207,301	1.12%		$5,939,577	$6,461,668	0.87%
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

At June 30, 2017, cash and interest-bearing cash and cash equivalents held by the parent company totaled $187 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At June 30, 2017, based upon the most restrictive limitations as well as management's internal capital policy, the bank could declare up to $283 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at June 30, 2017 was $3.4 billion, an increase of $79 million over March 31, 2017. Net income less cash dividends paid increased equity $59 million during the second quarter of 2017. Accumulated other comprehensive income increased $13 million primarily related to the impact on changes in interest rates on the net unrealized gain (loss) of the available for sale securities portfolio. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On October 27, 2015, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of June 30, 2017, a cumulative total of 2,879,243 shares have been repurchased under this authorization. No shares were repurchased in the second quarter of 2017.

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

A summary of minimum capital requirements, including capital conservation buffer follows in Table 28. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 28.

Table 28 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	June 30, 2017	Mar. 31, 2017	June 30, 2016
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.76%	11.59%	11.86%
Tier 1 capital	6.00%	2.50%	8.50%	11.76%	11.59%	11.86%
Total capital	8.00%	2.50%	10.50%	13.36%	13.25%	13.51%
Tier 1 Leverage	4.00%	N/A	4.00%	9.27%	8.89%	9.06%

Average total equity to average assets				10.53%	10.10%	10.46%
Tangible common equity ratio				9.24%	8.88%	9.33%

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

Table 29 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 29 -- Non-GAAP Measure
(Dollars in thousands)

	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016
Tangible common equity ratio:
Total shareholders' equity	$3,422,469	$3,341,744	$3,274,854	$3,398,311	$3,368,833
Less: Goodwill and intangible assets, net	487,452	488,294	495,830	424,716	426,111
Tangible common equity	2,935,017	2,853,450	2,779,024	2,973,595	2,942,722
Total assets	32,263,532	32,628,932	32,772,281	32,779,231	31,970,450
Less: Goodwill and intangible assets, net	487,452	488,294	495,830	424,716	426,111
Tangible assets	$31,776,080	$32,140,638	$32,276,451	$32,354,515	$31,544,339
Tangible common equity ratio	9.24%	8.88%	8.61%	9.19%	9.33%

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

The Asset/Liability Committee is responsible for managing market risk in accordance with policy limits established by the Board of Directors. The Committee monitors projected variation in net interest revenue, net income and economic value of equity due to specified changes in interest rates. These limits also set maximum levels for short-term borrowings, short-term assets, public funds and brokered deposits and establish minimum levels for unpledged assets, among other things. Further, the Board approved market risk limits for fixed income trading, mortgage pipeline and mortgage servicing assets inclusive of economic hedge benefits. Exposure is measured daily and compliance is reviewed monthly. Deviations from the Board approved limits, which periodically occur throughout the reporting period, may require management to develop and execute plans to reduce exposure. These plans are subject to escalation to and approval by the Board.

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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve-month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest revenue variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 5%. The results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. Until such time as it becomes meaningful, we will instead report the effect of a 50 basis point decrease in interest rates.

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

Table 30 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	June 30,		June 30,
	2017	2016	2017	2016
Anticipated impact over the next twelve months on net interest revenue	$(104)	$(483)	$(17,632)	$(24,425)
	(0.01)%	(0.06)%	(2.07)%	(3.18)%

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

We maintain a portfolio of financial instruments, which may include debt securities issued by U.S. government or its agencies and interest rate derivative contracts held as an economic hedge of the changes in the fair value of our mortgage servicing rights. Composition of this portfolio will change based on our assessment of market risk. Changes in the fair value of residential mortgage-backed securities are highly dependent on changes in secondary mortgage rates required by investors, and interest rate derivative contracts are highly dependent on changes in other market interest rates. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in the forward-looking spread between the primary and secondary rates can cause significant earnings volatility.

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

Table 31 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	June 30,
	2017		2016
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$25,977	$(31,851)	$31,043	$(53,564)
MSR Hedge	(31,507)	32,312	(28,934)	31,098
Net Exposure	(5,530)	461	2,109	(22,466)

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

Table 32 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(3)	$(1,439)	$(3,835)	$(740)	$117	$(1,316)	$(3,916)	$(591)
Low[2]	1,030	(679)	(288)	724	1,030	(398)	(288)	1,815
High[3]	(810)	(2,377)	(6,858)	(2,656)	(810)	(2,377)	(6,858)	(2,953)
Period End	(263)	(1,025)	(1,328)	(1,423)	(263)	(1,025)	(1,328)	(1,423)

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, we take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. On a limited basis, we may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, and municipal bonds to enhance returns on securities portfolios. Both of these activities involve interest rate, liquidity and price risk. BOK Financial has an insignificant exposure to foreign exchange risk and does not take positions in commodity derivatives.

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

Table 33 -- BOKFS Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(1,359)	$1,592	$(3,389)	$3,118	$(1,991)	$2,241	$(2,984)	$2,721
Low[2]	(219)	3,833	(2,208)	2,009	86	5,210	146	5,274
High[3]	(2,916)	91	(4,211)	2,092	(4,386)	2	(5,607)	(107)
Period End	(1,842)	1,727	(3,055)	3,001	(1,842)	1,727	(3,055)	3,001

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest revenue	2017	2016	2017	2016
Loans	$168,952	$141,560	$329,847	$280,672
Residential mortgage loans held for sale	2,386	3,508	4,222	6,208
Trading securities	3,339	616	8,522	1,140
Investment securities	4,005	4,217	8,176	8,604
Available for sale securities	43,363	43,872	86,735	89,339
Fair value option securities	3,539	2,062	5,919	4,651
Restricted equity securities	4,399	3,863	8,708	8,174
Interest-bearing cash and cash equivalents	5,198	2,569	9,442	5,275
Total interest revenue	235,181	202,267	461,571	404,063
Interest expense
Deposits	12,622	9,997	23,976	20,539
Borrowed funds	15,352	8,780	27,181	16,752
Subordinated debentures	2,003	878	4,028	1,588
Total interest expense	29,977	19,655	55,185	38,879
Net interest revenue	205,204	182,612	406,386	365,184
Provision for credit losses	—	20,000	—	55,000
Net interest revenue after provision for credit losses	205,204	162,612	406,386	310,184
Other operating revenue
Brokerage and trading revenue	31,764	39,530	65,387	71,871
Transaction card revenue	35,296	34,950	67,423	67,304
Fiduciary and asset management revenue	41,808	34,813	80,439	66,869
Deposit service charges and fees	23,354	22,618	46,384	45,160
Mortgage banking revenue	30,276	34,884	55,467	66,984
Other revenue	14,984	13,352	26,736	25,256
Total fees and commissions	177,482	180,147	341,836	343,444
Other gains, net	6,108	1,307	9,735	2,867
Gain (loss) on derivatives, net	3,241	10,766	2,791	17,904
Gain (loss) on fair value option securities, net	1,984	4,279	844	13,722
Change in fair value of mortgage servicing rights	(6,943)	(16,283)	(5,087)	(44,271)
Gain on available for sale securities, net	380	5,326	2,429	9,290
Total other operating revenue	182,252	185,542	352,548	342,956
Other operating expense
Personnel	143,744	139,213	280,169	272,775
Business promotion	7,738	6,703	14,455	12,399
Professional fees and services	12,419	14,158	23,836	25,917
Net occupancy and equipment	21,125	19,677	42,749	38,443
Insurance	689	7,129	7,093	14,394
Data processing and communications	36,330	32,802	71,232	64,819
Printing, postage and supplies	4,140	3,889	7,991	7,796
Net losses (gains) and operating expenses of repossessed assets	2,267	1,588	3,276	2,658
Amortization of intangible assets	1,803	2,624	3,605	3,783
Mortgage banking costs	12,072	15,746	25,075	28,076
Other expense	8,558	7,856	16,115	22,895
Total other operating expense	250,885	251,385	495,596	493,955
Net income before taxes	136,571	96,769	263,338	159,185
Federal and state income taxes	47,705	30,497	85,808	51,925
Net income	88,866	66,272	177,530	107,260
Net income (loss) attributable to non-controlling interests	719	471	1,027	(1,105)
Net income attributable to BOK Financial Corporation shareholders	$88,147	$65,801	$176,503	$108,365
Earnings per share:
Basic	$1.35	$1.00	$2.70	$1.64
Diluted	$1.35	$1.00	$2.69	$1.64
Average shares used in computation:
Basic	64,729,752	65,245,887	64,722,744	65,271,214
Diluted	64,793,134	65,302,926	64,788,322	65,317,177
Dividends declared per share	$0.44	$0.43	$0.88	$0.86

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$88,866	$66,272	$177,530	$107,260
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	21,958	45,475	33,369	166,566
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(43)	—	(112)
Gain on available for sale securities, net	(380)	(5,326)	(2,429)	(9,290)
Other comprehensive income before income taxes	21,578	40,106	30,940	157,164
Federal and state income taxes	8,393	15,583	12,009	61,119
Other comprehensive income, net of income taxes	13,185	24,523	18,931	96,045
Comprehensive income	102,051	90,795	196,461	203,305
Comprehensive income (loss) attributable to non-controlling interests	719	471	1,027	(1,105)
Comprehensive income attributable to BOK Financial Corp. shareholders	$101,332	$90,324	$195,434	$204,410

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	Jun 30, 2017	Dec 31, 2016	Jun 30, 2016
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$561,587	$620,846	$498,713
Interest-bearing cash and cash equivalents	2,078,831	1,916,651	1,907,838
Trading securities	441,414	337,628	211,622
Investment securities (fair value: June 30, 2017 – $515,675; December 31, 2016 – $565,493 ; June 30, 2016 – $599,062)	490,426	546,145	560,711
Available for sale securities	8,341,041	8,676,829	8,830,689
Fair value option securities	445,169	77,046	263,265
Restricted equity securities	311,033	307,240	319,639
Residential mortgage loans held for sale	287,259	301,897	430,728
Loans	17,183,645	16,989,660	16,406,749
Allowance for loan losses	(250,061)	(246,159)	(243,259)
Loans, net of allowance	16,933,584	16,743,501	16,163,490
Premises and equipment, net	321,038	325,849	315,199
Receivables	295,042	772,952	173,638
Goodwill	446,697	448,899	382,739
Intangible assets, net	40,755	46,931	43,372
Mortgage servicing rights	245,239	247,073	190,747
Real estate and other repossessed assets, net of allowance (June 30, 2017 – $8,576; December 31, 2016 – $9,562; June 30, 2016 – $9,448)	39,436	44,287	24,054
Derivative contracts, net	280,289	689,872	883,673
Cash surrender value of bank-owned life insurance	312,774	308,430	307,860
Receivable on unsettled securities sales	33,177	7,188	142,820
Other assets	358,741	353,017	319,653
Total assets	$32,263,532	$32,772,281	$31,970,450

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$9,568,895	$9,235,720	$8,424,609
Interest-bearing deposits:
Transaction	10,087,139	10,865,105	9,668,869
Savings	464,318	425,470	419,262
Time	2,196,122	2,221,800	2,247,061
Total deposits	22,316,474	22,748,095	20,759,801
Funds purchased	67,990	57,929	56,780
Repurchase agreements	396,333	668,661	472,683
Other borrowings	5,232,343	4,846,072	5,830,736
Subordinated debentures	144,658	144,640	371,812
Accrued interest, taxes and expense	133,198	146,704	197,742
Derivative contracts, net	285,819	664,531	719,159
Due on unsettled securities purchases	32,636	6,508	11,757
Other liabilities	204,536	182,784	147,242
Total liabilities	28,813,987	29,465,924	28,567,712
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2017 – 75,089,152; December 31, 2016 – 74,993,407; June 30, 2016 – 74,817,155)	4	4	4
Capital surplus	1,017,495	1,006,535	990,106
Retained earnings	2,942,447	2,823,334	2,755,766
Treasury stock (shares at cost: June 30, 2017 – 9,672,749; December 31, 2016 – 9,655,975; June 30, 2016 – 8,950,838)	(545,441)	(544,052)	(494,675)
Accumulated other comprehensive income (loss)	7,964	(10,967)	117,632
Total shareholders’ equity	3,422,469	3,274,854	3,368,833
Non-controlling interests	27,076	31,503	33,905
Total equity	3,449,545	3,306,357	3,402,738
Total liabilities and equity	$32,263,532	$32,772,281	$31,970,450

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, Dec. 31, 2015	74,530	$4	$982,009	$2,704,121	8,636	$(477,165)	$21,587	$3,230,556	$37,083	$3,267,639
Net income (loss)	—	—	—	108,365	—	—	—	108,365	(1,105)	107,260
Other comprehensive income	—	—	—	—	—	—	96,045	96,045	—	96,045
Repurchase of common stock	—	—	—	—	305	(17,770)	—	(17,770)	—	(17,770)
Share-based compensation plans:
Stock options exercised	39	—	2,016	—	—	—	—	2,016	—	2,016
Non-vested shares awarded, net	248	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	10	260	—	260	—	260
Tax effect from equity compensation, net	—	—	351	—	—	—	—	351	—	351
Share-based compensation	—	—	5,730	—	—	—	—	5,730	—	5,730
Cash dividends on common stock	—	—	—	(56,720)	—	—	—	(56,720)	—	(56,720)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,073)	(2,073)

Balance, June 30, 2016	74,817	$4	$990,106	$2,755,766	8,951	$(494,675)	$117,632	$3,368,833	$33,905	$3,402,738

Balance, Dec. 31, 2016	74,993	$4	$1,006,535	$2,823,334	9,656	$(544,052)	$(10,967)	$3,274,854	$31,503	$3,306,357
Net income (loss)	—	—	—	176,503	—	—	—	176,503	1,027	177,530
Other comprehensive income	—	—	—	—	—	—	18,931	18,931	—	18,931
Share-based compensation plans:
Stock options exercised	41	—	1,977	—	—	—	—	1,977	—	1,977
Non-vested shares awarded, net	55	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	17	(1,389)	—	(1,389)	—	(1,389)
Share-based compensation	—	—	8,983	—	—	—	—	8,983	—	8,983
Cash dividends on common stock	—	—	—	(57,390)	—	—	—	(57,390)	—	(57,390)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(5,454)	(5,454)

Balance, June 30, 2017	75,089	$4	$1,017,495	$2,942,447	9,673	$(545,441)	$7,964	$3,422,469	$27,076	$3,449,545

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$177,530	$107,260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	55,000
Change in fair value of mortgage servicing rights due to market changes	5,087	44,271
Change in the fair value of mortgage servicing rights due to loan runoff	16,261	17,942
Net unrealized gains from derivative contracts	(5,928)	(15,459)
Share-based compensation	8,983	5,730
Depreciation and amortization	25,864	23,532
Net amortization of securities discounts and premiums	15,377	21,814
Net realized gains on financial instruments and other net gains	(4,351)	(9,787)
Net gain on mortgage loans held for sale	(25,229)	(37,151)
Mortgage loans originated for sale	(1,613,997)	(3,062,859)
Proceeds from sale of mortgage loans held for sale	1,651,018	2,981,973
Capitalized mortgage servicing rights	(19,514)	(34,355)
Change in trading and fair value option securities	(472,682)	90,484
Change in receivables	479,774	(9,698)
Change in other assets	(17,548)	(4,740)
Change in accrued interest, taxes and expense	(19,703)	20,299
Change in other liabilities	27,420	(8,854)
Net cash provided by operating activities	228,362	185,402
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	71,654	52,463
Proceeds from maturities or redemptions of available for sale securities	899,096	721,432
Purchases of investment securities	(18,802)	(18,599)
Purchases of available for sale securities	(1,242,070)	(1,155,261)
Proceeds from sales of available for sale securities	700,412	795,140
Change in amount receivable on unsettled securities transactions	(25,989)	(102,627)
Loans originated, net of principal collected	(159,924)	(481,085)
Net payments on derivative asset contracts	420,996	(204,041)
Acquisitions, net of cash acquired	—	(7,700)
Proceeds from disposition of assets	127,699	78,629
Purchases of assets	(106,362)	(107,241)
Net cash provided by investing activities	666,710	(428,890)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(405,943)	(169,354)
Net change in time deposits	(25,678)	(159,003)
Net change in other borrowed funds	64,833	259,359
Issuance of subordinated debentures	—	145,390
Net proceeds on derivative liability contracts	(422,016)	196,225
Net change in derivative margin accounts	27,327	(188,823)
Change in amount due on unsettled security transactions	26,128	(5,140)
Issuance of common and treasury stock, net	588	2,276
Repurchase of common stock	—	(17,770)
Dividends paid	(57,390)	(56,720)
Net cash provided by (used in) financing activities	(792,151)	6,440
Net increase (decrease) in cash and cash equivalents	102,921	(237,048)
Cash and cash equivalents at beginning of period	2,537,497	2,643,599
Cash and cash equivalents at end of period	$2,640,418	$2,406,551

Supplemental Cash Flow Information:
Cash paid for interest	$54,881	$40,213
Cash paid for taxes	$60,654	$14,671
Net loans and bank premises transferred to repossessed real estate and other assets	$2,049	$5,372
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$59,171	$49,325
Conveyance of other real estate owned guaranteed by U.S. government agencies	$22,602	$29,512
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

The financial information should be read in conjunction with BOK Financial’s 2016 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2016 have been derived from the audited financial statements included in BOK Financial’s 2016 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09")

On May 28, 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue by providing a more robust framework that will give greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in contracts with customers, a determination of the transaction price and an allocation of the price to those performance obligations. The entity recognizes revenue when performance obligations are satisfied. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Net interest revenue from financial assets and liabilities is explicitly excluded from the scope of ASU 2014-09. Management expects that most fees and commissions revenue will not be affected. The Company continues to evaluate the impact of ASU 2014-09 on Fiduciary and Asset Management Revenue and Transaction Card Revenue, which represents 19% of gross revenue and 43% of fees and commissions revenue for the first half of 2017. Timing of revenue recognition and gross versus net presentation may be affected. Management will adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings if such adjustment is significant.

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

FASB Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01")

On January 5, 2016, the FASB issued ASU 2016-01 over the recognition and measurement of financial assets and liabilities. The update requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the exit price notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the fair value option has been elected, requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2017. Upon adoption, unrealized gains and losses from equity securities will be reclassified from other comprehensive income to retained earnings. At June 30, 2017, the Company had $3.2 million of unrealized gains included in accumulated other comprehensive income.

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

On March 30, 2016, the FASB issued ASU 2016-09 to simplify multiple aspects of accounting for employee share-based payment transactions including accounting income taxes, forfeitures, and statutory tax withholding requirements. The ASU became effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Implementation of ASU 2016-09 decreased tax expense $2.3 million in the first six months of 2017.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	June 30, 2017		December 31, 2016		June 30, 2016
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$20,954	$(9)	$6,234	$(4)	$18,909	$(8)
U.S. government agency residential mortgage-backed securities	365,171	(1,032)	310,067	635	122,306	363
Municipal and other tax-exempt securities	45,444	230	14,427	50	52,721	262
Other trading securities	9,845	(175)	6,900	57	17,686	169
Total trading securities	$441,414	$(986)	$337,628	$738	$211,622	$786
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30, 2017
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$267,375	$270,531	$3,384	$(228)
U.S. government agency residential mortgage-backed securities – Other	18,035	18,642	668	(61)
Other debt securities	205,016	226,502	22,040	(554)
Total investment securities	$490,426	$515,675	$26,092	$(843)

[1]	Gross unrealized gains and losses are not recognized in Accumulated Other Comprehensive Income "AOCI" in the Consolidated Balance Sheets.

	December 31, 2016
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$320,364	$321,225	$2,272	$(1,411)
U.S. government agency residential mortgage-backed securities – Other	20,777	21,473	767	(71)
Other debt securities	205,004	222,795	18,115	(324)
Total investment securities	$546,145	$565,493	$21,154	$(1,806)

[1]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	June 30, 2016
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$334,551	$340,700	$6,234	$(85)
U.S. government agency residential mortgage-backed securities – Other	23,750	25,233	1,483	—
Other debt securities	202,410	233,129	30,723	(4)
Total investment securities	$560,711	$599,062	$38,440	$(89)

[1]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

The amortized cost and fair values of investment securities at June 30, 2017, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Amortized cost	$90,415	$122,560	$10,739	$43,661	$267,375	3.48
Fair value	90,436	122,914	11,220	45,961	270,531
Nominal yield¹	1.66%	2.12%	4.88%	5.05%	2.55%
Other debt securities:
Amortized cost	14,286	45,638	130,279	14,813	205,016	6.59
Fair value	14,482	48,973	148,415	14,632	226,502
Nominal yield	3.84%	4.95%	5.75%	4.46%	5.35%
Total fixed maturity securities:
Amortized cost	$104,701	$168,198	$141,018	$58,474	$472,391	4.83
Fair value	104,918	171,887	159,635	60,593	497,033
Nominal yield	1.95%	2.89%	5.69%	4.90%	3.77%
Residential mortgage-backed securities:
Amortized cost					$18,035	³
Fair value					18,642
Nominal yield[4]					2.76%
Total investment securities:
Amortized cost					$490,426
Fair value					515,675
Nominal yield					3.73%

[1]	Calculated on a taxable equivalent basis using a 39 percent effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 4.7 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2017
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$998	$—	$(2)	$—
Municipal and other tax-exempt	32,885	32,765	293	(413)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,005,920	3,008,531	24,213	(21,602)	—
FHLMC	1,412,376	1,412,472	7,785	(7,689)	—
GNMA	938,086	936,365	3,641	(5,362)	—
Other	25,000	25,009	52	(43)	—
Total U.S. government agencies	5,381,382	5,382,377	35,691	(34,696)	—
Private issue:
Alt-A loans	38,334	46,903	8,569	—	—
Jumbo-A loans	48,322	56,480	8,158	—	—
Total private issue	86,656	103,383	16,727	—	—
Total residential mortgage-backed securities	5,468,038	5,485,760	52,418	(34,696)	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,788,543	2,782,070	7,804	(14,277)	—
Other debt securities	4,400	4,152	—	(248)	—
Perpetual preferred stock	12,562	16,568	4,006	—	—
Equity securities and mutual funds	17,572	18,728	1,219	(63)	—
Total available for sale securities	$8,325,000	$8,341,041	$65,740	$(49,699)	$—
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2016
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$999	$—	$(1)	$—
Municipal and other tax-exempt	41,050	40,993	343	(400)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,062,525	3,055,676	25,066	(31,915)	—
FHLMC	1,534,451	1,531,116	8,475	(11,810)	—
GNMA	878,375	873,594	2,259	(7,040)	—
Total U.S. government agencies	5,475,351	5,460,386	35,800	(50,765)	—
Private issue:
Alt-A loans	44,245	51,512	7,485	—	(218)
Jumbo-A loans	56,947	64,023	7,092	(16)	—
Total private issue	101,192	115,535	14,577	(16)	(218)
Total residential mortgage-backed securities	5,576,543	5,575,921	50,377	(50,781)	(218)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	3,035,750	3,017,933	5,472	(23,289)	—
Other debt securities	4,400	4,152	—	(248)	—
Perpetual preferred stock	15,561	18,474	2,913	—	—
Equity securities and mutual funds	17,424	18,357	1,060	(127)	—
Total available for sale securities	$8,691,728	$8,676,829	$60,165	$(74,846)	$(218)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	June 30, 2016
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,004	$4	$—	$—
Municipal and other tax-exempt	50,170	50,262	805	(713)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	2,908,698	2,988,974	80,549	(273)	—
FHLMC	1,746,661	1,785,332	38,869	(198)	—
GNMA	921,928	925,962	4,646	(612)	—
Total U.S. government agencies	5,577,287	5,700,268	124,064	(1,083)	—
Private issue:
Alt-A loans	49,522	54,536	5,461	—	(447)
Jumbo-A loans	65,787	71,777	6,355	(36)	(329)
Total private issue	115,309	126,313	11,816	(36)	(776)
Total residential mortgage-backed securities	5,692,596	5,826,581	135,880	(1,119)	(776)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,854,306	2,911,946	57,762	(122)	—
Other debt securities	4,400	4,151	—	(249)	—
Perpetual preferred stock	15,562	17,931	2,369	—	—
Equity securities and mutual funds	17,270	18,814	1,558	(14)	—
Total available for sale securities	$8,635,304	$8,830,689	$198,378	$(2,217)	$(776)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at June 30, 2017, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,000	$—	$—	$—		$1,000	0.55
Fair value	998	—	—	—		998
Nominal yield	0.87%	—%	—%	—%		0.87%
Municipal and other tax-exempt:
Amortized cost	$8,981	$6,380	$1,028	$16,496		$32,885	8.87
Fair value	9,021	6,497	1,081	16,166		32,765
Nominal yield¹	4.24%	3.91%	6.72%	2.28%	[6]	3.27%
Commercial mortgage-backed securities:
Amortized cost	$58,263	$880,459	$1,571,735	$278,086		$2,788,543	6.98
Fair value	58,147	879,286	1,568,732	275,905		2,782,070
Nominal yield	1.20%	1.83%	1.84%	1.88%		1.82%
Other debt securities:
Amortized cost	$—	$—	$—	$4,400		$4,400	30.16
Fair value	—	—	—	4,152		4,152
Nominal yield	—%	—%	—%	1.71%	[6]	1.71%
Total fixed maturity securities:
Amortized cost	$68,244	$886,839	$1,572,763	$298,982		$2,826,828	7.03
Fair value	68,166	885,783	1,569,813	296,223		2,819,985
Nominal yield	1.60%	1.85%	1.85%	1.90%		1.83%
Residential mortgage-backed securities:
Amortized cost						$5,468,038	[2]
Fair value						5,485,760
Nominal yield[4]						1.94%
Equity securities and mutual funds:
Amortized cost						$30,134	³
Fair value						35,296
Nominal yield						—%
Total available-for-sale securities:
Amortized cost						$8,325,000
Fair value						8,341,041
Nominal yield						1.90%

[1]	Calculated on a taxable equivalent basis using a 39 percent effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 3.9 years years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds	$460,402	$325,758	$700,412	$795,140
Gross realized gains	2,763	5,326	4,855	9,290
Gross realized losses	(2,383)	—	(2,426)	—
Related federal and state income tax expense	148	2,072	945	3,614

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	June 30, 2017	Dec. 31, 2016	June 30, 2016
Investment:
Amortized cost	$251,684	$322,208	$287,166
Fair value	255,097	323,808	293,625

Available for sale:
Amortized cost	6,327,666	7,353,116	7,502,361
Fair value	6,317,623	7,327,470	7,657,916

The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Securities as of June 30, 2017
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	82	$111,078	$149	$3,000	$79	$114,078	$228
U.S. government agency residential mortgage-backed securities – Other	1	3,810	61	—	—	3,810	61
Other debt securities	22	8,384	554	—	—	8,384	554
Total investment securities	105	$123,272	$764	$3,000	$79	$126,272	$843

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$997	$2	$—	$—	$997	$2
Municipal and other tax-exempt	13	$1,957	$1	$4,655	$412	$6,612	$413
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	75	1,381,687	20,288	87,371	1,314	1,469,058	21,602
FHLMC	42	731,853	7,213	16,388	476	748,241	7,689
GNMA	21	291,806	3,766	76,605	1,596	368,411	5,362
Other	1	19,957	43	—	—	19,957	43
Total U.S. government agencies	139	2,425,303	31,310	180,364	3,386	2,605,667	34,696
Private issue:
Alt-A loans	—	—	—	—	—	—	—
Jumbo-A loans	—	—	—	—	—	—	—
Total private issue	—	—	—	—	—	—	—
Total residential mortgage-backed securities	139	2,425,303	31,310	180,364	3,386	2,605,667	34,696
Commercial mortgage-backed securities guaranteed by U.S. government agencies	121	1,388,406	12,690	78,828	1,587	1,467,234	14,277
Other debt securities	2	—	—	4,152	248	4,152	248
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	91	1,668	22	887	41	2,555	63
Total available for sale securities	367	$3,818,331	$44,025	$268,886	$5,674	$4,087,217	$49,699

Temporarily Impaired Securities as of December 31, 2016
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	151	$219,892	$1,316	$4,333	$95	$224,225	$1,411
U.S. government agency residential mortgage-backed securities – Other	1	4,358	71	—	—	4,358	71
Other debt securities	41	11,820	322	855	2	12,675	324
Total investment securities	193	$236,070	$1,709	$5,188	$97	$241,258	$1,806

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$999	$1	$—	$—	$999	$1
Municipal and other tax-exempt	24	$15,666	$22	$4,689	$378	$20,355	$400
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	91	1,787,644	30,238	72,105	1,677	1,859,749	31,915
FHLMC	58	964,017	11,210	18,307	600	982,324	11,810
GNMA	31	548,637	6,145	25,796	895	574,433	7,040
Total U.S. government agencies	180	3,300,298	47,593	116,208	3,172	3,416,506	50,765
Private issue[1]:
Alt-A loans	5	7,931	174	7,410	44	15,341	218
Jumbo-A loans	1	—	—	6,098	16	6,098	16
Total private issue	6	7,931	174	13,508	60	21,439	234
Total residential mortgage-backed securities	186	3,308,229	47,767	129,716	3,232	3,437,945	50,999
Commercial mortgage-backed securities guaranteed by U.S. government agencies	171	1,904,584	22,987	38,875	302	1,943,459	23,289
Other debt securities	2	—	—	4,152	248	4,152	248
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	104	2,127	41	817	86	2,944	127
Total available for sale securities	488	$5,231,605	$70,818	$178,249	$4,246	$5,409,854	$75,064

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of June 30, 2016
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	19	$11,915	$20	$4,378	$65	$16,293	$85
U.S. government agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	1	—	—	858	4	858	4
Total investment securities	20	$11,915	$20	$5,236	$69	$17,151	$89

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
Municipal and other tax-exempt[1]	17	$375	$—	$10,289	$713	$10,664	$713
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	4	97,910	267	15,401	6	113,311	273
FHLMC	1	—	—	22,338	198	22,338	198
GNMA	11	349,631	612	—	—	349,631	612
Total U.S. government agencies	16	447,541	879	37,739	204	485,280	1,083
Private issue[1]:
Alt-A loans	5	8,513	241	8,291	206	16,804	447
Jumbo-A loans	9	7,076	36	7,877	329	14,953	365
Total private issue	14	15,589	277	16,168	535	31,757	812
Total residential mortgage-backed securities	30	463,130	1,156	53,907	739	517,037	1,895
Commercial mortgage-backed securities guaranteed by U.S. government agencies	11	103,955	37	65,857	85	169,812	122
Other debt securities	2	—	—	4,151	249	4,151	249
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	30	—	—	889	14	889	14
Total available for sale securities	90	$567,460	$1,193	$135,093	$1,800	$702,553	$2,993

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of June 30, 2017, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	June 30, 2017		Dec. 31, 2016		June 30, 2016
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Treasury	$—	$—	$—	$—	$25,306	$(43)
U.S. government agency residential mortgage-backed securities	445,169	1,247	77,046	(1,777)	237,959	4,476
Total	$445,169	$1,247	$77,046	$(1,777)	$263,265	$4,433

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

	June 30, 2017	Dec. 31, 2016	June 30, 2016
Federal Reserve stock	$36,676	$36,498	$36,283
Federal Home Loan Bank stock	274,113	270,541	283,155
Other	244	201	201
Total	$311,033	$307,240	$319,639

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

Derivative contracts may require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met. In addition, derivative contracts executed with customers under Customer Risk Management Programs may be secured by non-cash collateral in conjunction with a credit agreement with that customer. Access to collateral in the event of default is reasonably assured.

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

Internal Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity, as part of its economic hedge of the change in the fair value of mortgage servicing rights and as an economic hedge of trading securities. As of June 30, 2017, derivative contracts under the internal risk management programs were primarily used as part of the economic hedges of the change in the fair value of the mortgage servicing rights and trading securities.

As discussed in Note 6, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 6 for additional discussion of notional, fair value and impact on earnings of these contracts.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2017 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,174,687	$57,948	$(29,034)	$28,914	$—	$28,914
Interest rate swaps	1,450,193	29,932	—	29,932	(2,206)	27,726
Energy contracts	891,480	56,824	(20,546)	36,278	(21,267)	15,011
Agricultural contracts	45,250	3,541	(1,027)	2,514	—	2,514
Foreign exchange contracts	169,529	162,429	—	162,429	(7)	162,422
Equity option contracts	100,159	4,437	—	4,437	(920)	3,517
Total customer risk management programs	18,831,298	315,111	(50,607)	264,504	(24,400)	240,104
Internal risk management programs	10,680,498	40,185	—	40,185	—	40,185
Total derivative contracts	$29,511,796	$355,296	$(50,607)	$304,689	$(24,400)	$280,289

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$16,174,687	$53,829	$(29,034)	$24,795	$—	$24,795
Interest rate swaps	1,450,193	29,982	—	29,982	(15,396)	14,586
Energy contracts	874,625	53,895	(20,546)	33,349	—	33,349
Agricultural contracts	45,262	3,538	(1,027)	2,511	(2,511)	—
Foreign exchange contracts	169,553	162,276	—	162,276	(3,188)	159,088
Equity option contracts	100,159	4,437	—	4,437	—	4,437
Total customer risk management programs	18,814,479	307,957	(50,607)	257,350	(21,095)	236,255
Internal risk management programs	8,310,950	49,564	—	49,564	—	49,564
Total derivative contracts	$27,125,429	$357,521	$(50,607)	$306,914	$(21,095)	$285,819

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2016 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$18,774,134	$183,118	$(67,383)	$115,735	$—	$115,735
Interest rate swaps	1,299,985	54,978	—	54,978	(1,100)	53,878
Energy contracts	757,669	59,103	(33,996)	25,107	(155)	24,952
Agricultural contracts	50,848	2,488	(1,609)	879	(37)	842
Foreign exchange contracts	701,436	675,804	—	675,804	(5,054)	670,750
Equity option contracts	116,901	4,236	—	4,236	(478)	3,758
Total customer risk management programs	21,700,973	979,727	(102,988)	876,739	(6,824)	869,915
Internal risk management programs	1,337,000	13,758	—	13,758	—	13,758
Total derivative contracts	$23,037,973	$993,485	$(102,988)	$890,497	$(6,824)	$883,673

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$18,662,334	$179,443	$(67,383)	$112,060	$(103,724)	$8,336
Interest rate swaps	1,299,985	55,404	—	55,404	(32,597)	22,807
Energy contracts	734,538	58,033	(33,996)	24,037	(11,784)	12,253
Agricultural contracts	50,843	2,476	(1,609)	867	—	867
Foreign exchange contracts	701,219	675,383	—	675,383	(4,723)	670,660
Equity option contracts	116,901	4,236	—	4,236	—	4,236
Total customer risk management programs	21,565,820	974,975	(102,988)	871,987	(152,828)	719,159
Internal risk management programs	—	—	—	—	—	—
Total derivative contracts	$21,565,820	$974,975	$(102,988)	$871,987	$(152,828)	$719,159

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	June 30, 2017		June 30, 2016
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$9,205	$—	$9,862	$—
Interest rate swaps	665	—	723	—
Energy contracts	1,666	—	2,749	—
Agricultural contracts	11	—	32	—
Foreign exchange contracts	90	—	134	—
Equity option contracts	—	—	—	—
Total customer risk management programs	11,637	—	13,500	—
Internal risk management programs	6,485	3,241	(9)	10,766
Total derivative contracts	$18,122	$3,241	$13,491	$10,766

	Six Months Ended
	June 30, 2017		June 30, 2016
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$17,232	$—	$17,302	$—
Interest rate swaps	1,124	—	1,048	—
Energy contracts	4,539	—	3,445	—
Agricultural contracts	20	—	61	—
Foreign exchange contracts	360	—	512	—
Equity option contracts	—	—	—	—
Total customer risk management programs	23,275	—	22,368	—
Internal risk management programs	6,018	2,791	(9)	17,904
Total derivative contracts	$29,293	$2,791	$22,359	$17,904

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	June 30, 2017				December 31, 2016
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$2,198,066	$8,242,732	$197,157	$10,637,955	$2,327,085	$7,884,786	$178,953	$10,390,824
Commercial real estate	594,542	3,090,275	3,775	3,688,592	624,187	3,179,338	5,521	3,809,046
Residential mortgage	1,597,587	297,376	44,235	1,939,198	1,647,357	256,255	46,220	1,949,832
Personal	150,728	766,900	272	917,900	154,971	684,697	290	839,958
Total	$4,540,923	$12,397,283	$245,439	$17,183,645	$4,753,600	$12,005,076	$230,984	$16,989,660
Accruing loans past due (90 days)[1]				$1,414				$5

	June 30, 2016
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,994,415	$8,180,033	$181,989	$10,356,437
Commercial real estate	612,822	2,961,364	7,780	3,581,966
Residential mortgage	1,586,116	237,746	57,061	1,880,923
Personal	109,447	477,622	354	587,423
Total	$4,302,800	$11,856,765	$247,184	$16,406,749
Accruing loans past due (90 days)[1]				$2,899

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At June 30, 2017, $5.7 billion or 33 percent of our total loan portfolio is to businesses and individuals attributed to the Texas market and $3.4 billion or 20 percent of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment and other needs of commercial customers primarily located within our geographical footprint. Commercial loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer’s industry and market. While commercial loans are generally secured by the customer’s assets including real property, inventory, accounts receivable, operating equipment, interest in mineral rights and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the ongoing cash flow from operations of the customer’s business. Inherent lending risk is centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

At June 30, 2017, commercial loans attributed to the Texas market totaled $3.6 billion or 33 percent of the commercial loan portfolio segment and commercial loans attributed to the Oklahoma market totaled $2.1 billion or 19 percent of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.8 billion or 17 percent of total loans at June 30, 2017, including $2.4 billion of outstanding loans to energy producers. Approximately 58 percent of committed production loans are secured by properties primarily producing oil and 42 percent are secured by properties producing natural gas. The services loan class totaled $3.0 billion or 17 percent of total loans at June 30, 2017. Approximately $1.5 billion of loans in the services category consist of loans with individual balances of less than $10 million. Businesses included in the services class include governmental, finance and insurance, not-for-profit, educational services and loans to entities providing services for real estate and construction. The healthcare loan class totaled $2.2 billion or 13 percent of total loans at June 30, 2017. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

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

At June 30, 2017, 32 percent of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 12 percent of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At June 30, 2017, residential mortgage loans included $192 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $758 million at June 30, 2017. Approximately 65 percent of the home equity loan portfolio is comprised of first lien loans and 35 percent of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 49 percent to amortizing term loans and 51 percent to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2017, outstanding commitments totaled $9.6 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At June 30, 2017, outstanding standby letters of credit totaled $615 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At June 30, 2017, outstanding commercial letters of credit totaled $3.2 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and six months ended June 30, 2017.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended June 30, 2017 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$137,616	$58,343	$18,177	$7,247	$27,327	$248,710
Provision for loan losses	1,546	105	(47)	1,358	47	3,009
Loans charged off	(1,703)	(76)	(40)	(1,053)	—	(2,872)
Recoveries	283	208	169	554	—	1,214
Ending balance	$137,742	$58,580	$18,259	$8,106	$27,374	$250,061
Allowance for off-balance sheet credit losses:
Beginning balance	$9,288	$106	$40	$6	$—	$9,440
Provision for off-balance sheet credit losses	(2,987)	(22)	(2)	2	—	(3,009)
Ending balance	$6,301	$84	$38	$8	$—	$6,431

Total provision for credit losses	$(1,441)	$83	$(49)	$1,360	$47	$—

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the six months ended June 30, 2017 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$140,213	$50,749	$18,224	$8,773	$28,200	$246,159
Provision for loan losses	(1,809)	6,964	(86)	570	(826)	4,813
Loans charged off	(2,127)	(76)	(276)	(2,546)	—	(5,025)
Recoveries	1,465	943	397	1,309	—	4,114
Ending balance	$137,742	$58,580	$18,259	$8,106	$27,374	$250,061
Allowance for off-balance sheet credit losses:
Beginning balance	$11,063	$123	$50	$8	$—	$11,244
Provision for off-balance sheet credit losses	(4,762)	(39)	(12)	—	—	(4,813)
Ending balance	$6,301	$84	$38	$8	$—	$6,431

Total provision for credit losses	$(6,571)	$6,925	$(98)	$570	$(826)	$—

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at June 30, 2017 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,440,798	$128,049	$197,157	$9,693	$10,637,955	$137,742
Commercial real estate	3,684,817	58,580	3,775	—	3,688,592	58,580
Residential mortgage	1,894,963	18,259	44,235	—	1,939,198	18,259
Personal	917,628	8,106	272	—	917,900	8,106
Total	16,938,206	212,994	245,439	9,693	17,183,645	222,687

Nonspecific allowance	—	—	—	—	—	27,374

Total	$16,938,206	$212,994	$245,439	$9,693	$17,183,645	$250,061

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at June 30, 2017 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,612,477	$136,819	$25,478	$923	$10,637,955	$137,742
Commercial real estate	3,688,592	58,580	—	—	3,688,592	58,580
Residential mortgage	216,007	2,976	1,723,191	15,283	1,939,198	18,259
Personal	824,318	5,742	93,582	2,364	917,900	8,106
Total	15,341,394	204,117	1,842,251	18,570	17,183,645	222,687

Nonspecific allowance	—	—	—	—	—	27,374

Total	$15,341,394	$204,117	$1,842,251	$18,570	$17,183,645	$250,061

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

The following table summarizes the Company’s loan portfolio at June 30, 2017 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,376,368	$120,473	$226,407	$123,992	$—	$—	$2,847,240
Services	2,921,510	12,452	17,111	7,754	—	—	2,958,827
Wholesale/retail	1,507,063	16,224	9,788	10,620	—	—	1,543,695
Manufacturing	513,442	6,540	16,499	9,656	—	—	546,137
Healthcare	2,130,339	33,554	33,120	24,505	—	—	2,221,518
Other commercial and industrial	453,712	2,961	17,861	20,526	25,374	104	520,538
Total commercial	9,902,434	192,204	320,786	197,053	25,374	104	10,637,955

Commercial real estate:
Residential construction and land development	138,790	—	751	2,051	—	—	141,592
Retail	720,730	1,774	—	301	—	—	722,805
Office	859,722	2,855	—	396	—	—	862,973
Multifamily	947,950	—	4,420	10	—	—	952,380
Industrial	693,635	—	—	—	—	—	693,635
Other commercial real estate	314,187	—	3	1,017	—	—	315,207
Total commercial real estate	3,675,014	4,629	5,174	3,775	—	—	3,688,592

Residential mortgage:
Permanent mortgage	212,563	1,693	478	1,273	750,891	22,142	989,040
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	182,677	9,052	191,729
Home equity	—	—	—	—	746,661	11,768	758,429
Total residential mortgage	212,563	1,693	478	1,273	1,680,229	42,962	1,939,198

Personal	823,304	49	877	88	93,398	184	917,900

Total	$14,613,315	$198,575	$327,315	$202,189	$1,799,001	$43,250	$17,183,645

The following table summarizes the Company’s loan portfolio at December 31, 2016 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$1,937,790	$119,583	$307,996	$132,499	$—	$—	$2,497,868
Services	3,052,002	10,960	37,855	8,173	—	—	3,108,990
Wholesale/retail	1,535,463	16,886	13,062	11,407	—	—	1,576,818
Manufacturing	468,314	26,532	15,198	4,931	—	—	514,975
Healthcare	2,140,458	44,472	16,161	825	—	—	2,201,916
Other commercial and industrial	433,789	5,309	—	21,060	30,041	58	490,257
Total commercial	9,567,816	223,742	390,272	178,895	30,041	58	10,390,824

Commercial real estate:
Residential construction and land development	131,630	—	470	3,433	—	—	135,533
Retail	756,418	4,745	399	326	—	—	761,888
Office	798,462	—	—	426	—	—	798,888
Multifamily	898,800	—	4,434	38	—	—	903,272
Industrial	871,673	—	—	76	—	—	871,749
Other commercial real estate	336,488	—	6	1,222	—	—	337,716
Total commercial real estate	3,793,471	4,745	5,309	5,521	—	—	3,809,046

Residential mortgage:
Permanent mortgage	238,769	1,186	2,331	1,417	741,679	21,438	1,006,820
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	187,541	11,846	199,387
Home equity	—	—	—	—	732,106	11,519	743,625
Total residential mortgage	238,769	1,186	2,331	1,417	1,661,326	44,803	1,949,832

Personal	743,451	—	1,054	97	95,163	193	839,958

Total	$14,343,507	$229,673	$398,966	$185,930	$1,786,530	$45,054	$16,989,660

The following table summarizes the Company’s loan portfolio at June 30, 2016 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,031,955	$197,531	$421,025	$168,145	$—	$—	$2,818,656
Services	2,805,307	6,253	9,916	9,388	—	—	2,830,864
Wholesale/retail	1,478,966	24,595	26,624	2,772	—	—	1,532,957
Manufacturing	556,741	18,757	19,612	293	—	—	595,403
Healthcare	2,011,934	29,420	8,917	875	—	—	2,051,146
Other commercial and industrial	478,169	24,053	—	453	24,673	63	527,411
Total commercial	9,363,072	300,609	486,094	181,926	24,673	63	10,356,437

Commercial real estate:
Residential construction and land development	152,343	—	972	4,261	—	—	157,576
Retail	787,779	5,962	413	1,265	—	—	795,419
Office	767,296	906	304	606	—	—	769,112
Multifamily	781,058	—	6,077	65	—	—	787,200
Industrial	645,510	—	—	76	—	—	645,586
Other commercial real estate	425,558	—	8	1,507	—	—	427,073
Total commercial real estate	3,559,544	6,868	7,774	7,780	—	—	3,581,966

Residential mortgage:
Permanent mortgage	194,962	1,197	3,406	2,955	742,214	24,273	969,007
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	172,991	19,741	192,732
Home equity	—	—	—	—	709,092	10,092	719,184
Total residential mortgage	194,962	1,197	3,406	2,955	1,624,297	54,106	1,880,923

Personal	496,534	—	3,590	116	86,945	238	587,423

Total	$13,614,112	$308,674	$500,864	$192,777	$1,735,915	$54,407	$16,406,749

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the		For the
	June 30, 2017					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2017		June 30, 2017
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$141,091	$123,992	$56,988	$67,004	$8,874	$117,209	$—	$128,246	$—
Services	11,209	7,754	7,754	—	—	7,734	—	7,964	—
Wholesale/retail	17,392	10,620	10,620	—	—	10,855	—	11,013	—
Manufacturing	10,223	9,656	9,656	—	—	7,781	—	7,293	—
Healthcare	24,795	24,505	18,883	5,622	802	12,707	—	12,665	—
Other commercial and industrial	28,933	20,630	20,609	21	17	20,706	—	20,874	—
Total commercial	233,643	197,157	124,510	72,647	9,693	176,992	—	188,055	—

Commercial real estate:
Residential construction and land development	3,676	2,051	2,051	—	—	2,334	—	2,742	—
Retail	518	301	301	—	—	308	—	314	—
Office	499	396	396	—	—	404	—	411	—
Multifamily	1,000	10	10	—	—	17	—	24	—
Industrial	—	—	—	—	—	38	—	38	—
Other commercial real estate	1,212	1,017	1,017	—	—	1,024	—	1,119	—
Total commercial real estate	6,905	3,775	3,775	—	—	4,125	—	4,648	—

Residential mortgage:
Permanent mortgage	28,603	23,415	23,415	—	—	23,801	307	23,135	598
Permanent mortgage guaranteed by U.S. government agencies[1]	197,659	191,729	191,729	—	—	202,946	2,021	205,159	3,925
Home equity	13,064	11,768	11,768	—	—	11,776	—	11,643	—
Total residential mortgage	239,326	226,912	226,912	—	—	238,523	2,328	239,937	4,523

Personal	307	272	272	—	—	253	—	281	—

Total	$480,181	$428,116	$355,469	$72,647	$9,693	$419,893	$2,328	$432,921	$4,523

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At June 30, 2017, $9.1 million of these loans were nonaccruing and $183 million were accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, are recovered.

A summary of impaired loans at December 31, 2016 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$146,897	$132,499	$121,418	$11,081	$762
Services	11,723	8,173	8,173	—	—
Wholesale/retail	17,669	11,407	11,407	—	—
Manufacturing	5,320	4,931	4,931	—	—
Healthcare	1,147	825	825	—	—
Other commercial and industrial	29,006	21,118	21,083	35	35
Total commercial	211,762	178,953	167,837	11,116	797

Commercial real estate:
Residential construction and land development	4,951	3,433	3,433	—	—
Retail	530	326	326	—	—
Office	521	426	426	—	—
Multifamily	1,000	38	38	—	—
Industrial	76	76	76	—	—
Other commercial real estate	7,349	1,222	1,222	—	—
Total commercial real estate	14,427	5,521	5,521	—	—

Residential mortgage:
Permanent mortgage	28,830	22,855	22,809	46	46
Permanent mortgage guaranteed by U.S. government agencies[1]	205,564	199,387	199,387	—	—
Home equity	12,611	11,519	11,519	—	—
Total residential mortgage	247,005	233,761	233,715	46	46

Personal	332	290	290	—	—

Total	$473,526	$418,525	$407,363	$11,162	$843

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2016, $12 million of these loans were nonaccruing and $188 million were accruing based on the guarantee by U.S. government agencies.

A summary of impaired loans at June 30, 2016 follows (in thousands):

						For the		For the
	As of June 30, 2016					Three Months Ended		Six Months Ended
		Recorded Investment				June 30, 2016		June 30, 2016
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$202,369	$168,145	$136,264	$31,881	$4,228	$163,849	$—	$97,923	$—
Services	12,780	9,388	9,388	—	—	9,450	—	9,839	—
Wholesale/retail	8,697	2,772	2,772	—	—	3,229	—	2,846	—
Manufacturing	650	293	293	—	—	303	—	312	—
Healthcare	1,175	875	875	—	—	949	—	973	—
Other commercial and industrial	8,186	516	516	—	—	542	—	569	—
Total commercial	233,857	181,989	150,108	31,881	4,228	178,322	—	112,462	—

Commercial real estate:
Residential construction and land development	7,177	4,261	4,261	—	—	4,525	—	4,335	—
Retail	1,914	1,265	1,265	—	—	1,283	—	1,292	—
Office	907	606	606	—	—	618	—	628	—
Multifamily	1,000	65	65	—	—	157	—	169	—
Industrial	76	76	76	—	—	76	—	76	—
Other commercial real estate	7,445	1,507	1,355	152	18	1,865	—	1,890	—
Total commercial real estate	18,519	7,780	7,628	152	18	8,524	—	8,390	—

Residential mortgage:
Permanent mortgage	33,793	27,228	27,117	111	64	27,362	304	28,106	631
Permanent mortgage guaranteed by U.S. government agencies[1]	198,534	192,732	192,732	—	—	191,430	2,023	195,563	3,795
Home equity	10,964	10,092	10,092	—	—	10,311	—	10,224	—
Total residential mortgage	243,291	230,052	229,941	111	64	229,103	2,327	233,893	4,426

Personal	1,174	354	354	—	—	342	—	409	—

Total	$496,841	$420,175	$388,031	$32,144	$4,310	$416,291	$2,327	$355,154	$4,426

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At June 30, 2016, $20 million of these loans were nonaccruing and $173 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of June 30, 2017 is as follows (in thousands):

	As of June 30, 2017				Amounts Charged Off During:
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Nonaccruing TDRs:

Commercial:
Energy	$22,466	$12,692	$9,774	$4,308	$—	$—
Services	7,208	6,561	647	—	3	3
Wholesale/retail	10,524	10,524	—	—	—	—
Manufacturing	195	195	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	20,531	35	20,496	—	—	—
Total commercial	60,924	30,007	30,917	4,308	3	3

Commercial real estate:
Residential construction and land development	381	145	236	—	—	—
Retail	301	301	—	—	—	—
Office	121	—	121	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other commercial real estate	365	365	—	—	—	—
Total commercial real estate	1,168	811	357	—	—	—

Residential mortgage:
Permanent mortgage	14,284	9,939	4,345	—	—	—
Permanent mortgage guaranteed by U.S. government agencies	5,962	1,176	4,786	—	—	—
Home equity	5,549	4,239	1,310	—	—	31
Total residential mortgage	25,795	15,354	10,441	—	—	31

Personal	228	228	—	—	7	8

Total nonaccruing TDRs	$88,115	$46,400	$41,715	$4,308	$10	$42

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	80,624	24,506	56,118	—	—	—

Total TDRs	$168,739	$70,906	$97,833	$4,308	$10	$42

A summary of troubled debt restructurings by accruing status as of December 31, 2016 is as follows (in thousands):

	As of
	December 31, 2016
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$16,893	$10,867	$6,026	$—
Services	7,527	6,830	697	—
Wholesale/retail	11,291	11,251	40	—
Manufacturing	224	224	—	—
Healthcare	607	—	607	—
Other commercial and industrial	337	53	284	—
Total commercial	36,879	29,225	7,654	—

Commercial real estate:
Residential construction and land development	690	97	593	—
Retail	326	326	—	—
Office	143	143	—	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other commercial real estate	548	548	—	—
Total commercial real estate	1,707	1,114	593	—

Residential mortgage:
Permanent mortgage	14,876	10,175	4,701	46
Permanent mortgage guaranteed by U.S. government agencies	6,702	2,241	4,461	—
Home equity	5,346	4,458	888	—
Total residential mortgage	26,924	16,874	10,050	46

Personal	237	236	1	—

Total nonaccuring TDRs	$65,747	$47,449	$18,298	$46

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	81,370	27,289	54,081	—

Total TDRs	$147,117	$74,738	$72,379	$46

A summary of troubled debt restructurings by accruing status as of June 30, 2016 is as follows (in thousands):

	As of June 30, 2016				Amounts Charged Off During:
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Nonaccruing TDRs:

Commercial:
Energy	$2,246	$—	$2,246	$—	$500	$500
Services	8,610	7,853	757	—	—	—
Wholesale/retail	2,467	2,427	40	—	—	—
Manufacturing	253	253	—	—	—	—
Healthcare	640	640	—	—	—	—
Other commercial and industrial	516	63	453	—	—	57
Total commercial	14,732	11,236	3,496	—	500	557

Commercial real estate:
Residential construction and land development	1,601	1,079	522	—	—	—
Retail	1,264	907	357	—	—	—
Office	152	152	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other commercial real estate	793	372	421	—	—	—
Total commercial real estate	3,810	2,510	1,300	—	—	—

Residential mortgage:
Permanent mortgage	17,367	12,462	4,905	64	37	52
Permanent mortgage guaranteed by U.S. government agencies	9,709	2,024	7,685	—	—	—
Home equity	4,763	4,139	624	—	60	126
Total residential mortgage	31,839	18,625	13,214	64	97	178

Personal	298	276	22	—	3	9

Total nonaccruing TDRs	$50,679	$32,647	$18,032	$64	$600	$744

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	78,806	27,999	50,807	—	—	—

Total TDRs	$129,485	$60,646	$68,839	$64	$600	$744

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at June 30, 2017 by class that were restructured during the three months ended June 30, 2017 by primary type of concession (in thousands):

	Three Months Ended June 30, 2017
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	626	626	626
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	20,242	—	20,242	20,242
Total commercial	—	—	—	20,242	626	20,868	20,868

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	138	53	191	191
Permanent mortgage guaranteed by U.S. government agencies	10,410	1,568	11,978	223	—	223	12,201
Home equity	—	—	—	26	559	585	585
Total residential mortgage	10,410	1,568	11,978	387	612	999	12,977

Personal	—	—	—	—	47	47	47

Total	$10,410	$1,568	$11,978	$20,629	$1,285	$21,914	$33,892

	Six Months Ended June 30, 2017
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$13,010	$—	$13,010	$13,010
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	626	626	626
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	20,242	—	20,242	20,242
Total commercial	—	—	—	33,252	626	33,878	33,878

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	153	84	237	237
Permanent mortgage guaranteed by U.S. government agencies	14,883	2,586	17,469	224	85	309	17,778
Home equity	—	—	—	149	1,053	1,202	1,202
Total residential mortgage	14,883	2,586	17,469	526	1,222	1,748	19,217

Personal	—	—	—	—	51	51	51

Total	$14,883	$2,586	$17,469	$33,778	$1,899	$35,677	$53,146

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during three months ended June 30, 2016 by primary type of concession (in thousands):

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

The following table summarizes, by loan class, the recorded investment at June 30, 2017 and 2016, respectively, of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$9,774	$9,774	$—	$9,774	$9,774
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	20,242	20,242	—	20,242	20,242
Total commercial	—	30,016	30,016	—	30,016	30,016

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	161	161	—	161	161
Permanent mortgage guaranteed by U.S. government agencies	22,234	918	23,152	22,590	918	23,508
Home equity	—	1,113	1,113	—	1,262	1,262
Total residential mortgage	22,234	2,192	24,426	22,590	2,341	24,931

Personal	—	—	—	—	—	—

Total	$22,234	$32,208	$54,442	$22,590	$32,357	$54,947
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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2017 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,723,248	$—	$—	$—	$123,992	$2,847,240
Services	2,949,562	50	180	1,281	7,754	2,958,827
Wholesale/retail	1,532,986	89	—	—	10,620	1,543,695
Manufacturing	536,481	—	—	—	9,656	546,137
Healthcare	2,196,088	925	—	—	24,505	2,221,518
Other commercial and industrial	499,743	45	119	1	20,630	520,538
Total commercial	10,438,108	1,109	299	1,282	197,157	10,637,955

Commercial real estate:
Residential construction and land development	139,070	471	—	—	2,051	141,592
Retail	722,504	—	—	—	301	722,805
Office	862,577	—	—	—	396	862,973
Multifamily	952,370	—	—	—	10	952,380
Industrial	693,635	—	—	—	—	693,635
Other commercial real estate	314,187	3	—	—	1,017	315,207
Total commercial real estate	3,684,343	474	—	—	3,775	3,688,592

Residential mortgage:
Permanent mortgage	962,443	2,024	1,026	132	23,415	989,040
Permanent mortgages guaranteed by U.S. government agencies	36,867	18,416	13,581	113,813	9,052	191,729
Home equity	744,735	1,564	362	—	11,768	758,429
Total residential mortgage	1,744,045	22,004	14,969	113,945	44,235	1,939,198

Personal	916,852	487	289	—	272	917,900

Total	$16,783,348	$24,074	$15,557	$115,227	$245,439	$17,183,645

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2016 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,364,890	$479	—	$—	$132,499	$2,497,868
Services	3,099,605	191	1,021	—	8,173	3,108,990
Wholesale/retail	1,561,650	3,761	—	—	11,407	1,576,818
Manufacturing	509,662	382	—	—	4,931	514,975
Healthcare	2,201,050	—	41	—	825	2,201,916
Other commercial and industrial	468,981	155	3	—	21,118	490,257
Total commercial	10,205,838	4,968	1,065	—	178,953	10,390,824

Commercial real estate:
Residential construction and land development	132,100	—	—	—	3,433	135,533
Retail	761,562	—	—	—	326	761,888
Office	798,462	—	—	—	426	798,888
Multifamily	903,234	—	—	—	38	903,272
Industrial	871,673	—	—	—	76	871,749
Other commercial real estate	336,488	6	—	—	1,222	337,716
Total commercial real estate	3,803,519	6	—	—	5,521	3,809,046

Residential mortgage:
Permanent mortgage	979,386	3,299	1,280	—	22,855	1,006,820
Permanent mortgages guaranteed by U.S. government agencies	40,594	17,465	13,803	115,679	11,846	199,387
Home equity	729,493	2,276	337	—	11,519	743,625
Total residential mortgage	1,749,473	23,040	15,420	115,679	46,220	1,949,832

Personal	838,811	589	263	5	290	839,958

Total	$16,597,641	$28,603	16,748	$115,684	$230,984	$16,989,660

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of June 30, 2016 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,647,678	$—	—	$2,833	$168,145	$2,818,656
Services	2,817,217	494	3,765	—	9,388	2,830,864
Wholesale/retail	1,530,110	75	—	—	2,772	1,532,957
Manufacturing	595,110	—	—	—	293	595,403
Healthcare	2,050,271	—	—	—	875	2,051,146
Other commercial and industrial	526,691	76	82	46	516	527,411
Total commercial	10,167,077	645	3,847	2,879	181,989	10,356,437

Commercial real estate:
Residential construction and land development	153,315	—	—	—	4,261	157,576
Retail	794,154	—	—	—	1,265	795,419
Office	768,506	—	—	—	606	769,112
Multifamily	784,826	2,309	—	—	65	787,200
Industrial	645,510	—	—	—	76	645,586
Other commercial real estate	425,566	—	—	—	1,507	427,073
Total commercial real estate	3,571,877	2,309	—	—	7,780	3,581,966

Residential mortgage:
Permanent mortgage	935,857	5,798	124	—	27,228	969,007
Permanent mortgages guaranteed by U.S. government agencies	42,019	15,349	11,869	103,754	19,741	192,732
Home equity	707,024	1,889	159	20	10,092	719,184
Total residential mortgage	1,684,900	23,036	12,152	103,774	57,061	1,880,923

Personal	586,611	400	58	—	354	587,423

Total	$16,010,465	$26,390	16,057	$106,653	$247,184	$16,406,749

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	June 30, 2017		Dec. 31, 2016		June 30, 2016
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$269,772	$275,179	$286,414	$286,971	$404,507	$417,542
Residential mortgage loan commitments	362,088	10,993	318,359	9,733	965,631	25,499
Forward sales contracts	587,595	1,087	569,543	5,193	1,216,966	(12,313)
		$287,259		$301,897		$430,728

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of June 30, 2017, December 31, 2016 or June 30, 2016. No credit losses were recognized on residential mortgage loans held for sale for the three and six month periods ended June 30, 2017 and 2016.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Production revenue:
Net realized gains on sale of mortgage loans	$11,787	$15,865	$20,402	$24,314
Net change in unrealized gain on mortgage loans held for sale	985	3,884	4,827	7,167
Net change in the fair value of mortgage loan commitments	(3,274)	5,329	1,260	17,365
Net change in the fair value of forward sales contracts	4,342	(5,992)	(4,106)	(13,113)
Total production revenue	13,840	19,086	22,383	35,733
Servicing revenue	16,436	15,798	33,084	31,251
Total mortgage banking revenue	$30,276	$34,884	$55,467	$66,984

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	June 30, 2017	Dec. 31, 2016	June 30, 2016
Number of residential mortgage loans serviced for others	138,335	139,340	137,210
Outstanding principal balance of residential mortgage loans serviced for others	$22,095,232	$21,997,568	$21,178,387
Weighted average interest rate	3.95%	3.97%	4.06%
Remaining term (in months)	299	301	301

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2017 was as follows (in thousands):

	Purchased	Originated	Total
Balance, March 31, 2017	$8,316	$241,087	$249,403
Additions, net	—	11,078	11,078
Change in fair value due to scheduled payments and full-balance payoffs	(464)	(7,835)	(8,299)
Change in fair value due to market assumption changes	143	(7,086)	(6,943)
Balance, June 30, 2017	$7,995	$237,244	$245,239

	Purchased	Originated	Total
Balance, Dec. 31, 2016	$8,909	$238,164	$247,073
Additions, net	—	19,514	19,514
Change in fair value due to scheduled payments and full-balance payoffs	(973)	(15,288)	(16,261)
Change in fair value due to market assumption changes	59	(5,146)	(5,087)
Balance, June 30, 2017	$7,995	$237,244	$245,239

Activity in capitalized mortgage servicing rights during the three months ended June 30, 2016 was as follows (in thousands):

	Purchased	Originated	Total
Balance, March 31, 2016	$5,949	$190,106	$196,055
Additions, net	—	20,773	20,773
Change in fair value due to scheduled payments and full-balance payoffs	(730)	(9,068)	(9,798)
Change in fair value due to market assumption changes	(1,152)	(15,131)	(16,283)
Balance, June 30, 2016	$4,067	$186,680	$190,747

	Purchased	Originated	Total
Balance, Dec. 31, 2015	$9,911	$208,694	$218,605
Additions, net	—	34,355	34,355
Change in fair value due to scheduled payments and full-balance payoffs	(1,356)	(16,586)	(17,942)
Change in fair value due to market assumption changes	(4,488)	(39,783)	(44,271)
Balance, June 30, 2016	$4,067	$186,680	$190,747

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	June 30, 2017	Dec. 31, 2016	June 30, 2016
Discount rate – risk-free rate plus a market premium	9.84%	10.08%	10.09%
Prepayment rate - based upon loan interest rate, original term and loan type	8.61%-15.91%	8.98%-16.91%	9.26%-42.77%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$65-$120	$63 - $120	$63 - $120
Delinquent loans	$150-$500	$150 - $500	$150 - $500
Loans in foreclosure	$1,000-$4,250	$650 - $4,250	$650 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.95%	1.98%	0.99%
Primary/secondary mortgage rate spread	105 bps	105 bps	115 bps

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

The aging status of our mortgage loans serviced for others by investor at June 30, 2017 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$8,083,330	$48,659	$12,294	$27,338	$8,171,621
FNMA	6,756,211	46,918	10,679	23,981	6,837,789
GNMA	6,331,439	170,889	47,335	16,082	6,565,745
Other	514,272	3,278	932	1,595	520,077
Total	$21,685,252	$269,744	$71,240	$68,996	$22,095,232

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

The Company repurchased five loans from the agencies for $1.3 million during the second quarter of 2017. There were four indemnifications on loans paid during the second quarter of 2017. Losses recognized on repurchases were insignificant.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	June 30,
	2017	2016
Number of unresolved deficiency requests	206	211
Aggregate outstanding principal balance subject to unresolved deficiency requests	$13,370	$15,920
Unpaid principal balance subject to indemnification by the Company	5,074	5,519

The activity in the accruals for mortgage losses related to repurchases is summarized as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$2,587	$2,974	$2,788	$3,359
Provision for losses	(895)	368	(1,094)	250
Charge-offs, net	(45)	(89)	(47)	(356)
Ending balance	$1,647	$3,253	$1,647	$3,253

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
On March 3, 2015, BOKF, NA and the Company were named as defendants in a class action alleging (1) that the manner in which the Bank posted charges to its consumer deposit accounts was improper from September 1, 2011 through July 8, 2014, the period after which the Bank and BOK Financial had settled a class action respecting a similar claim, and before it made changes to its posting order and (2) that the manner in which the Bank posted charges to its small business deposit accounts was improper from July 9, 2009 through July 8, 2014. Following mediation of the case in August 2016, the Class Representatives and the Bank reached a settlement of the action for $7.8 million. The Settlement was approved by the Court in a final order, the Company funded the settlement, and the settlement has been implemented.
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
The County of Bernalillo, New Mexico, commenced arbitration pursuant to the Arbitration Rules of FINRA seeking recovery of $5.6 million alleging that various municipal bonds purchased by the elected County Treasurer of Bernalillo County, New Mexico, from BOK Financial Securities, Inc. were unsuitable. The arbitration was conducted in July 2017. Management has been advised by counsel that a loss is not probable.

On March 30, 2017, two deposit customers of the Bank sued the Bank in the District Court of Harris County, Texas. A judgment creditor had served a garnishment summons on the Bank. The deposit customers allege that, because the Bank was unable to produce adequate documentation of ownership of a series of deposit accounts at the Bank owned by them, they were compelled to enter into a settlement agreement with the judgment creditor pursuant to which the Bank paid $4.2 million from the accounts to the judgment creditor. The two deposit customers seek $7 million. Management has been advised by counsel that a loss is not probable and that the amount of the liability, if any, cannot be quantified at this time.
On March 7, 2017, a plaintiff filed a putative class action in the United States District Court for the Northern District of Texas alleging an extended overdraft fee charged by BOKF, NA is interest and exceeds permitted rates. BOKF, NA was previously sued in a class action in the United States District Court for the Northern District of Oklahoma making the same allegations.  Pursuant to a motion to dismiss, the Northern District of Oklahoma Court action was dismissed. Other courts considering the question whether extended overdraft fees are interest have likewise determined such fees are not interest. BOKF, NA has moved to dismiss the action. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $4.0 million at June 30, 2017. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

A summary of consolidated and unconsolidated alternative investments as of June 30, 2017, December 31, 2016 and June 30, 2016 is as follows (in thousands):

	June 30, 2017
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$16,905	$—	$—	$14,199
Tax credit entities	10,000	11,274	—	10,964	10,000
Other	—	15,894	1,621	878	2,877
Total consolidated	$10,000	$44,073	$1,621	$11,842	$27,076

Unconsolidated:
Tax credit entities	$59,744	$148,525	$63,822	$—	$—
Other	—	33,155	13,680	—	—
Total unconsolidated	$59,744	$181,680	$77,502	$—	$—

	Dec. 31, 2016
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$17,357	$—	$—	$13,237
Tax credit entities	10,000	11,585	—	10,964	10,000
Other	—	29,783	3,189	1,092	8,266
Total consolidated	$10,000	$58,725	$3,189	$12,056	$31,503

Unconsolidated:
Tax credit entities	$44,488	$143,715	$63,329	$—	$—
Other	—	31,675	15,028	—	—
Total unconsolidated	$44,488	$175,390	$78,357	$—	$—

	June 30, 2016
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$20,469	$—	$—	$16,316
Tax credit entities	10,000	11,895	—	10,964	10,000
Other	—	35,387	2,004	2,272	7,589
Total consolidated	$10,000	$67,751	$2,004	$13,236	$33,905

Unconsolidated:
Tax credit entities	$32,679	$102,138	$30,953	$—	$—
Other	—	23,439	13,767	—	—
Total unconsolidated	$32,679	$125,577	$44,720	$—	$—

Other Commitments and Contingencies

At June 30, 2017, Cavanal Hill Funds’ assets included U.S. Treasury, cash management and tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at June 30, 2017. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2017 or 2016.
(8) Shareholders' Equity

On July 25, 2017, the Company declared a quarterly cash dividend of $0.44 per common share on or about August 25, 2017 to shareholders of record as of August 11, 2017.

Dividends declared were $0.44 per share and $0.88 per share during the three and six months ended June 30, 2017 and $0.43 per share and $0.86 per share during the three and six months ended June 30, 2016.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, Dec. 31, 2015	$23,284	$68	$(1,765)	$21,587
Net change in unrealized gain (loss)	166,566	—	—	166,566
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(112)	—	(112)
Gain on available for sale securities, net	(9,290)	—	—	(9,290)
Other comprehensive income (loss), before income taxes	157,276	(112)	—	157,164
Federal and state income taxes[1]	61,163	(44)	—	61,119
Other comprehensive income (loss), net of income taxes	96,113	(68)	—	96,045
Balance, June 30, 2016	$119,397	$—	$(1,765)	$117,632

Balance, Dec. 31, 2016	$(9,087)	$—	$(1,880)	$(10,967)
Net change in unrealized gain (loss)	33,369	—	—	33,369
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(2,429)	—	—	(2,429)
Other comprehensive income, before income taxes	30,940	—	—	30,940
Federal and state income taxes[1]	12,009		—	12,009
Other comprehensive income, net of income taxes	18,931	—	—	18,931
Balance, June 30, 2017	$9,844	$—	$(1,880)	$7,964

[1]	Calculated using a 39 percent effective tax rate.

(9)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$88,147	$65,801	$176,503	$108,365
Less: Earnings allocated to participating securities	926	821	1,929	1,359
Numerator for basic earnings per share – income available to common shareholders	87,221	64,980	174,574	107,006
Effect of reallocating undistributed earnings of participating securities	1	—	1	—
Numerator for diluted earnings per share – income available to common shareholders	$87,222	$64,980	$174,575	$107,006

Denominator:
Weighted average shares outstanding	65,416,274	66,069,392	65,436,909	66,100,279
Less: Participating securities included in weighted average shares outstanding	686,522	823,505	714,165	829,065
Denominator for basic earnings per common share	64,729,752	65,245,887	64,722,744	65,271,214
Dilutive effect of employee stock compensation plans[1]	63,382	57,039	65,578	45,963
Denominator for diluted earnings per common share	64,793,134	65,302,926	64,788,322	65,317,177

Basic earnings per share	$1.35	$1.00	$2.70	$1.64
Diluted earnings per share	$1.35	$1.00	$2.69	$1.64
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	—	145,247

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2017 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$144,164	$23,503	$10,474	$27,063	$205,204
Net interest revenue (expense) from internal sources	(20,347)	11,837	10,325	(1,815)	—
Net interest revenue	123,817	35,340	20,799	25,248	205,204
Provision for credit losses	1,228	926	(93)	(2,061)	—
Net interest revenue after provision for credit losses	122,589	34,414	20,892	27,309	205,204
Other operating revenue	55,778	52,102	75,569	(1,197)	182,252
Other operating expense	59,128	55,709	60,615	75,433	250,885
Net direct contribution	119,239	30,807	35,846	(49,321)	136,571
Gain on financial instruments, net	3	5,224	—	(5,227)	—
Change in fair value of mortgage servicing rights	—	(6,943)	—	6,943	—
Gain on repossessed assets, net	1,403	98	—	(1,501)	—
Corporate expense allocations	8,862	17,039	9,947	(35,848)	—
Net income before taxes	111,783	12,147	25,899	(13,258)	136,571
Federal and state income taxes	43,484	4,725	10,075	(10,579)	47,705
Net income	68,299	7,422	15,824	(2,679)	88,866
Net income attributable to non-controlling interests	—	—	—	719	719
Net income attributable to BOK Financial Corp. shareholders	$68,299	$7,422	$15,824	$(3,398)	$88,147

Average assets	$17,596,273	$8,845,398	$6,763,093	$(836,193)	$32,368,571

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2017 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$278,868	$44,632	$21,960	$60,926	$406,386
Net interest revenue (expense) from internal sources	(37,140)	22,789	19,181	(4,830)	—
Net interest revenue	241,728	67,421	41,141	56,096	406,386
Provision for credit losses	(234)	2,198	(53)	(1,911)	—
Net interest revenue after provision for credit losses	241,962	65,223	41,194	58,007	406,386
Other operating revenue	102,048	99,408	149,727	1,365	352,548
Other operating expense	111,565	109,242	121,025	153,764	495,596
Net direct contribution	232,445	55,389	69,896	(94,392)	263,338
Gain on financial instruments, net	41	3,557	—	(3,598)	—
Change in fair value of mortgage servicing rights	—	(5,087)	—	5,087	—
Gain (loss) on repossessed assets, net	1,398	(39)	—	(1,359)	—
Corporate expense allocations	17,493	33,908	20,619	(72,020)	—
Net income before taxes	216,391	19,912	49,277	(22,242)	263,338
Federal and state income taxes	84,176	7,746	19,169	(25,283)	85,808
Net income	132,215	12,166	30,108	3,041	177,530
Net income attributable to non-controlling interests	—	—	—	1,027	1,027
Net income attributable to BOK Financial Corp. shareholders	$132,215	$12,166	$30,108	$2,014	$176,503

Average assets	$17,517,960	$8,747,524	$6,960,872	$(566,196)	$32,660,160

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2016 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$118,480	$22,349	$6,271	$35,512	$182,612
Net interest revenue (expense) from internal sources	(14,575)	8,876	$7,193	(1,494)	—
Net interest revenue	103,905	31,225	13,464	34,018	182,612
Provision for credit losses	6,852	1,318	(239)	12,069	20,000
Net interest revenue after provision for credit losses	97,053	29,907	13,703	21,949	162,612
Other operating revenue	51,497	57,440	75,772	833	185,542
Other operating expense	52,594	62,806	61,414	74,571	251,385
Net direct contribution	95,956	24,541	28,061	(51,789)	96,769
Gain on financial instruments, net	—	15,045	—	(15,045)	—
Change in fair value of mortgage servicing rights	—	(16,283)	—	16,283	—
Gain (loss) on repossessed assets, net	(598)	252	—	346	—
Corporate expense allocations	8,883	16,630	10,417	(35,930)	—
Net income before taxes	86,475	6,925	17,644	(14,275)	96,769
Federal and state income taxes	33,639	2,694	6,864	(12,700)	30,497
Net income	52,836	4,231	10,780	(1,575)	66,272
Net gain attributable to non-controlling interests	—	—	—	471	471
Net income attributable to BOK Financial Corp. shareholders	$52,836	$4,231	$10,780	$(2,046)	$65,801

Average assets	$16,973,663	$8,774,881	$5,765,390	$472,108	$31,986,042

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2016 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$235,116	$43,799	$12,349	$73,920	$365,184
Net interest revenue (expense) from internal sources	(29,208)	18,229	$14,857	(3,878)	—
Net interest revenue	205,908	62,028	27,206	70,042	365,184
Provision for credit losses	28,423	3,020	(390)	23,947	55,000
Net interest revenue after provision for credit losses	177,485	59,008	27,596	46,095	310,184
Other operating revenue	96,605	111,469	144,518	(9,636)	342,956
Other operating expense	108,663	118,524	122,098	144,670	493,955
Net direct contribution	165,427	51,953	50,016	(108,211)	159,185
Gain on financial instruments, net	—	31,626	—	(31,626)	—
Change in fair value of mortgage servicing rights	—	(44,271)	—	44,271	—
Gain (loss) on repossessed assets, net	(680)	406	—	274	—
Corporate expense allocations	17,627	32,608	20,952	(71,187)	—
Net income before taxes	147,120	7,106	29,064	(24,105)	159,185
Federal and state income taxes	57,230	2,764	11,306	(19,375)	51,925
Net income	89,890	4,342	17,758	(4,730)	107,260
Net loss attributable to non-controlling interests	—	—	—	(1,105)	(1,105)
Net income attributable to BOK Financial Corp. shareholders	$89,890	$4,342	$17,758	$(3,625)	$108,365

Average assets	$16,971,339	$8,731,085	$5,665,218	$379,615	$31,747,257

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and six months ended June 30, 2017 and 2016, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and six months ended June 30, 2017 and 2016 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at June 30, 2017, December 31, 2016 or June 30, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2017 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$20,954	$—	$20,954	$—
U.S. government agency residential mortgage-backed securities	365,171	—	365,171	—
Municipal and other tax-exempt securities	45,444	—	45,444	—
Other trading securities	9,845	—	9,845	—
Total trading securities	441,414	—	441,414	—
Available for sale securities:
U.S. Treasury	998	998	—	—
Municipal and other tax-exempt securities	32,765	—	28,110	4,655
U.S. government agency residential mortgage-backed securities	5,382,377	—	5,382,377	—
Privately issued residential mortgage-backed securities	103,383	—	103,383	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,782,070	—	2,782,070	—
Other debt securities	4,152	—	—	4,152
Perpetual preferred stock	16,568	—	16,568	—
Equity securities and mutual funds	18,728	3,516	15,212	—
Total available for sale securities	8,341,041	4,514	8,327,720	8,807
Fair value option securities – U.S. government agency residential mortgage-backed securities	445,169	—	445,169	—
Residential mortgage loans held for sale	287,259	—	274,524	12,735
Mortgage servicing rights[1]	245,239	—	—	245,239
Derivative contracts, net of cash collateral[2]	280,289	20,213	260,076	—
Liabilities:
Derivative contracts, net of cash collateral[2]	285,819	5,919	279,900	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded energy and interest rate derivative contacts. Derivative contacts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate and agricultural derivative contracts, net of cash margin.

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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of June 30, 2016 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$18,909	$—	$18,909	$—
U.S. government agency residential mortgage-backed securities	122,306	—	122,306	—
Municipal and other tax-exempt securities	52,721	—	52,721	—
Other trading securities	17,686	—	17,686	—
Total trading securities	211,622	—	211,622	—
Available for sale securities:
U.S. Treasury	1,004	1,004	—	—
Municipal and other tax-exempt securities	50,262	—	40,662	9,600
U.S. government agency residential mortgage-backed securities	5,700,268	—	5,700,268	—
Privately issued residential mortgage-backed securities	126,313	—	126,313	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,911,946	—	2,911,946	—
Other debt securities	4,151	—	—	4,151
Perpetual preferred stock	17,931	—	17,931	—
Equity securities and mutual funds	18,814	3,785	15,029	—
Total available for sale securities	8,830,689	4,789	8,812,149	13,751
Fair value option securities:
U.S. Treasury	25,306	25,306	—	—
U.S. government agency residential mortgage-backed securities	237,959	—	237,959	—
Total fair value option securities	263,265	25,306	237,959	—
Residential mortgage loans held for sale	430,728	—	420,979	9,749
Mortgage servicing rights[1]	190,747	—	—	190,747
Derivative contracts, net of cash collateral[2]	883,673	7,246	876,427	—
Liabilities:
Derivative contracts, net of cash collateral[2]	719,159	4,808	714,351	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded energy and agricultural derivative contacts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate and energy derivative contracts, net cash margin.

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

The following represents the changes for the three and six months ended June 30, 2017 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt securities	Other debt securities	Residential mortgage loans held for sale
Balance, March 31, 2017	$5,722	$4,153	$12,679
Transfer to Level 3 from Level 2[1]	—	—	853
Purchases	—	—	—
Proceeds from sales	—	—	(1,030)
Redemptions and distributions	(1,100)	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	233
Other comprehensive income (loss):
Net change in unrealized gain (loss)	33	(1)	—
Balance, June 30, 2017	$4,655	$4,152	$12,735

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, Dec. 31, 2016	$5,789	$4,152	$11,617
Transfer to Level 3 from Level 2[1]	—	—	2,740
Purchases	—	—	—
Proceeds from sales	—	—	(1,702)
Redemptions and distributions	(1,100)	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	80
Other comprehensive income (loss):
Net change in unrealized gain (loss)	(34)	—	—
Balance, June 30, 2017	$4,655	$4,152	$12,735

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

The following represents the changes for the three and six months ended June 30, 2016 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt securities	Other debt securities	Residential mortgage loans held for sale
Balance, March 31, 2016	$9,614	$4,151	$8,099
Transfer to Level 3 from Level 2[1]	—	—	3,080
Purchases	—	—	—
Proceeds from sales	—	—	(1,249)
Redemptions and distributions	—	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	(181)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	(14)	—	—
Balance, June 30, 2016	$9,600	$4,151	$9,749

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, Dec. 31, 2015	$9,610	$4,151	$7,874
Transfer to Level 3 from Level 2[1]	—	—	3,540
Purchases	—	—	—
Proceeds from sales	—	—	(1,362)
Redemptions and distributions	—	—	—
Gain (loss) recognized in earnings
Mortgage banking revenue	—	—	(303)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	(10)	—	—
Balance, June 30, 2016	$9,600	$4,151	$9,749

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of June 30, 2017 follows (in thousands):

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$5,095	$5,067	$4,655	Discounted cash flows	[1]	Interest rate spread	5.98%-5.98% (5.98%)	[2]
							90.00%-94.90% (92.93%)	[3]
Other debt securities	4,400	4,400	4,152	Discounted cash flows	[1]	Interest rate spread	5.41%-6.72% (6.57%)	[4]
							94.31% - 94.38 (94.37%)	[3]

Residential mortgage loans held for sale	N/A	13,274	12,563	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	94.64%

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 360 to 446 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 3 percent.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2017 for which the fair value was adjusted during the six months ended June 30, 2017:

				Fair Value Adjustments for the
	Carrying Value at June 30, 2017			Three Months Ended June 30, 2017 Recognized in:		Six Months Ended June 30, 2017 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$464	$3,570	$232	$—	$676	$—
Real estate and other repossessed assets	—	3,488	530	—	772	—	906

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at June 30, 2016 for which the fair value was adjusted during the six months ended June 30, 2016:

	Carrying Value at June 30, 2016			Fair Value Adjustments for the Three Months Ended June 30, 2016 Recognized in:		Six Months Ended June 30, 2016 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$634	$42,342	$7,041	$—	$29,186	$—
Real estate and other repossessed assets	—	5,709	1,693	—	751	—	1,068

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2017 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,570	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	75% - 90% (83%)[1]
Real estate and other repossessed assets	530	Appraised value, as adjusted	Marketability adjustment off appraised value[2]	65% - 88% (80%)

[1]	Represents fair value as a percentage of the unpaid principal balance.

[2]	Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of June 30, 2016 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$42,342	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	25% - 71% (58%)[1]
Real estate and other repossessed assets	1,693	Appraised value, as adjusted	Marketability adjustments off appraised value2	68% - 80% (71%)

[1]	Represents fair value as a percentage of the unpaid principal balance.

[2]	Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2017 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$561,587	$561,587	$561,587	$—	$—
Interest-bearing cash and cash equivalents	2,078,831	2,078,831	2,078,831	—	—
Trading securities:				—
U.S. government agency debentures	20,954	20,954	—	20,954	—
U.S. government agency residential mortgage-backed securities	365,171	365,171	—	365,171	—
Municipal and other tax-exempt securities	45,444	45,444	—	45,444	—
Other trading securities	9,845	9,845	—	9,845	—
Total trading securities	441,414	441,414	—	441,414	—
Investment securities:
Municipal and other tax-exempt securities	267,375	270,531	—	270,531	—
U.S. government agency residential mortgage-backed securities	18,035	18,642	—	18,642	—
Other debt securities	205,016	226,502	—	226,502	—
Total investment securities	490,426	515,675	—	515,675	—
Available for sale securities:
U.S. Treasury	998	998	998	—	—
Municipal and other tax-exempt securities	32,765	32,765	—	28,110	4,655
U.S. government agency residential mortgage-backed securities	5,382,377	5,382,377	—	5,382,377	—
Privately issued residential mortgage-backed securities	103,383	103,383	—	103,383	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,782,070	2,782,070	—	2,782,070	—
Other debt securities	4,152	4,152	—	—	4,152
Perpetual preferred stock	16,568	16,568	—	16,568	—
Equity securities and mutual funds	18,728	18,728	3,516	15,212	—
Total available for sale securities	8,341,041	8,341,041	4,514	8,327,720	8,807
Fair value option securities – U.S. government agency residential mortgage-backed securities	445,169	445,169	—	445,169	—
Residential mortgage loans held for sale	287,259	287,259	—	274,524	12,735
Loans:
Commercial	10,637,955	10,413,704	—	—	10,413,704
Commercial real estate	3,688,592	3,636,365	—	—	3,636,365
Residential mortgage	1,939,198	1,950,577	—	—	1,950,577
Personal	917,900	909,055	—	—	909,055
Total loans	17,183,645	16,909,701	—	—	16,909,701
Allowance for loan losses	(250,061)	—	—	—	—
Loans, net of allowance	16,933,584	16,909,701	—	—	16,909,701
Mortgage servicing rights	245,239	245,239	—	—	245,239
Derivative instruments with positive fair value, net of cash collateral	280,289	280,289	46,366	233,923	—
Deposits with no stated maturity	20,120,352	20,120,352	—	—	20,120,352
Time deposits	2,196,122	2,164,115	—	—	2,164,115
Other borrowed funds	5,696,666	5,664,273	—	—	5,664,273
Subordinated debentures	144,658	147,204	—	147,204	—
Derivative instruments with negative fair value, net of cash collateral	285,819	285,819	20,915	264,904	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2016 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$620,846	$620,846	$620,846	$—	$—
Interest-bearing cash and cash equivalents	1,916,651	1,916,651	1,916,651	—	—
Trading securities:				—
U.S. government agency debentures	6,234	6,234	—	6,234	—
U.S. government agency residential mortgage-backed securities	310,067	310,067	—	310,067	—
Municipal and other tax-exempt securities	14,427	14,427	—	14,427	—
Other trading securities	6,900	6,900	—	6,900	—
Total trading securities	337,628	337,628	—	337,628	—
Investment securities:
Municipal and other tax-exempt securities	320,364	321,225	—	321,225	—
U.S. government agency residential mortgage-backed securities	20,777	21,473	—	21,473	—
Other debt securities	205,004	222,795	—	222,795	—
Total investment securities	546,145	565,493	—	565,493	—
Available for sale securities:
U.S. Treasury	999	999	999	—	—
Municipal and other tax-exempt securities	40,993	40,993	—	35,204	5,789
U.S. government agency residential mortgage-backed securities	5,460,386	5,460,386	—	5,460,386	—
Privately issued residential mortgage-backed securities	115,535	115,535	—	115,535	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	3,017,933	3,017,933	—	3,017,933	—
Other debt securities	4,152	4,152	—	—	4,152
Perpetual preferred stock	18,474	18,474	—	18,474	—
Equity securities and mutual funds	18,357	18,357	3,495	14,862	—
Total available for sale securities	8,676,829	8,676,829	4,494	8,662,394	9,941
Fair value option securities – U.S. government agency residential mortgage-backed securities	77,046	77,046	—	77,046	—
Residential mortgage loans held for sale	301,897	301,897	—	290,280	11,617
Loans:
Commercial	10,390,824	10,437,016	—	—	10,437,016
Commercial real estate	3,809,046	3,850,981	—	—	3,850,981
Residential mortgage	1,949,832	2,025,159	—	—	2,025,159
Personal	839,958	864,904	—	—	864,904
Total loans	16,989,660	17,178,060	—	—	17,178,060
Allowance for loan losses	(246,159)	—	—	—	—
Loans, net of allowance	16,743,501	17,178,060	—	—	17,178,060
Mortgage servicing rights	247,073	247,073	—	—	247,073
Derivative instruments with positive fair value, net of cash collateral	689,872	689,872	7,541	682,331	—
Deposits with no stated maturity	20,526,295	20,526,295	—	—	20,526,295
Time deposits	2,221,800	2,218,303	—	—	2,218,303
Other borrowed funds	5,572,662	5,556,327	—	—	5,556,327
Subordinated debentures	144,640	128,903	—	128,903	—
Derivative instruments with negative fair value, net of cash collateral	664,531	664,531	6,972	657,559	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2016 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$498,713	$498,713	$498,713	$—	$—
Interest-bearing cash and cash equivalents	1,907,838	1,907,838	1,907,838	—	—
Trading securities:				—
U.S. government agency debentures	18,909	18,909	—	18,909	—
U.S. government agency residential mortgage-backed securities	122,306	122,306	—	122,306	—
Municipal and other tax-exempt securities	52,721	52,721	—	52,721	—
Other trading securities	17,686	17,686	—	17,686	—
Total trading securities	211,622	211,622	—	211,622	—
Investment securities:
Municipal and other tax-exempt securities	334,551	340,700	—	340,700	—
U.S. government agency residential mortgage-backed securities	23,750	25,233	—	25,233	—
Other debt securities	202,410	233,129	—	233,129	—
Total investment securities	560,711	599,062	—	599,062	—
Available for sale securities:
U.S. Treasury	1,004	1,004	1,004	—	—
Municipal and other tax-exempt securities	50,262	50,262	—	40,662	9,600
U.S. government agency residential mortgage-backed securities	5,700,268	5,700,268	—	5,700,268	—
Privately issued residential mortgage-backed securities	126,313	126,313	—	126,313	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,911,946	2,911,946	—	2,911,946	—
Other debt securities	4,151	4,151	—	—	4,151
Perpetual preferred stock	17,931	17,931	—	17,931	—
Equity securities and mutual funds	18,814	18,814	3,785	15,029	—
Total available for sale securities	8,830,689	8,830,689	4,789	8,812,149	13,751
Fair value option securities:
U.S. Treasury	25,306	25,306	25,306	—	—
U.S. government agency residential mortgage-backed securities	237,959	237,959	—	237,959	—
Total fair value option securities	263,265	263,265	25,306	237,959	—
Residential mortgage loans held for sale	430,728	430,728	—	420,979	9,749
Loans:
Commercial	10,356,437	10,172,701	—	—	10,172,701
Commercial real estate	3,581,966	3,563,378	—	—	3,563,378
Residential mortgage	1,880,923	1,913,208	—	—	1,913,208
Personal	587,423	582,353	—	—	582,353
Total loans	16,406,749	16,231,640	—	—	16,231,640
Allowance for loan losses	(243,259)	—	—	—	—
Loans, net of allowance	16,163,490	16,231,640	—	—	16,231,640
Mortgage servicing rights	190,747	190,747	—	—	190,747
Derivative instruments with positive fair value, net of cash collateral	883,673	883,673	7,246	876,427	—
Deposits with no stated maturity	18,512,740	18,512,740	—	—	18,512,740
Time deposits	2,247,061	2,252,212	—	—	2,252,212
Other borrowed funds	6,360,199	6,342,885	—	—	6,342,885
Subordinated debentures	371,812	371,808	—	150,234	221,574
Derivative instruments with negative fair value, net of cash collateral	719,159	719,159	4,808	714,351	—

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings, which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $223 million at June 30, 2017, $218 million at December 31, 2016 and $217 million at June 30, 2016. A summary of assumptions used in determining the fair value of loans follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
June 30, 2017:
Commercial	0.38% - 30.00%	0.64	0.71% - 4.56%
Commercial real estate	0.38% - 18.00%	0.77	1.03% - 4.31%
Residential mortgage	1.74% - 18.00%	2.18	1.75% - 4.19%
Personal	0.25% - 21.00%	0.28	0.70% - 4.68%

December 31, 2016:
Commercial	0.38% - 30.00%	0.70	0.64% - 4.60%
Commercial real estate	0.38% - 18.00%	0.71	0.94% - 4.27%
Residential mortgage	1.74% - 18.00%	2.27	1.71% - 4.26%
Personal	0.25% - 21.00%	0.40	1.03% - 4.59%

June 30, 2016:
Commercial	0.38% - 30.00%	0.69	0.55% - 3.68%
Commercial real estate	0.38% - 18.00%	0.73	0.80% - 3.65%
Residential mortgage	1.70% - 18.00%	1.97	1.25% - 3.75%
Personal	0.25% - 21.00%	0.35	0.71% - 3.91%

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

A summary of assumptions used in determining the fair value of time deposits follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
June 30, 2017	0.03% - 10.00%	1.91	1.81% - 2.12%
December 31, 2016	0.02% - 9.65%	1.96	1.57% - 2.00%
June 30, 2016	0.03% - 9.64%	2.15	1.16% - 1.43%

 Other Borrowings and Subordinated Debentures

The fair values of these instruments are based upon discounted cash flow analyses using interest rates currently being offered on similar instruments, which are considered Significant Unobservable Inputs. A summary of assumptions used in determining the fair value of other borrowings and subordinated debentures follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
June 30, 2017:
Other borrowed funds	0.25% - 3.58%	0.02	1.06% - 3.69%
Subordinated debentures	5.38%	16.90	4.89%

December 31, 2016:
Other borrowed funds	0.25% - 3.50%	0.00	0.55% - 3.22%
Subordinated debentures	5.38%	16.86	6.11%

June 30, 2016:
Other borrowed funds	0.25% - 3.28%	0.02	0.30% - 2.92%
Subordinated debentures	1.32% - 5.38%	8.35	2.16% - 5.38%

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at June 30, 2017, December 31, 2016 or June 30, 2016.
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

(12) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amount:
Federal statutory tax	$47,800	$33,869	$92,168	$55,715
Tax exempt revenue	(3,224)	(2,568)	(6,335)	(5,100)
Effect of state income taxes, net of federal benefit	2,944	1,557	5,389	3,858
Utilization of tax credits:
Low-income housing tax credit, net of amortization	(526)	(572)	(2,249)	(1,882)
Other tax credits	(363)	(521)	(727)	(1,042)
Bank-owned life insurance	(775)	(810)	(1,547)	(1,601)
Share-based compensation	1,636	—	(2,301)	—
Other, net	213	(458)	1,410	1,977
Total income tax expense	$47,705	$30,497	$85,808	$51,925

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Percent of pretax income:
Federal statutory tax	35.0%	35.0%	35.0%	35.0%
Tax exempt revenue	(2.4)	(2.7)	(2.4)	(3.2)
Effect of state income taxes, net of federal benefit	2.2	1.6	2.0	2.4
Utilization of tax credits:
Low-income housing tax credit, net of amortization	(0.4)	(0.6)	(0.8)	(1.2)
Other tax credits	(0.3)	(0.5)	(0.3)	(0.6)
Bank-owned life insurance	(0.6)	(0.8)	(0.6)	(1.0)
Share-based compensation	1.2	—	(0.9)	—
Other, net	0.2	(0.5)	0.6	1.2
Total	34.9%	31.5%	32.6%	32.6%
(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2017 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,047,633	$9,442	0.93%	$2,037,433	$5,275	0.52%
Trading securities	517,447	8,886	3.59%	212,954	1,502	2.13%
Investment securities
Taxable	220,528	5,944	5.39%	228,460	6,244	5.47%
Tax-exempt	294,539	3,650	2.48%	346,468	3,862	2.23%
Total investment securities	515,067	9,594	3.73%	574,928	10,106	3.52%
Available for sale securities
Taxable	8,420,578	85,847	2.06%	8,848,806	88,277	2.04%
Tax-exempt	54,470	1,453	5.71%	71,967	1,738	5.01%
Total available for sale securities	8,475,048	87,300	2.08%	8,920,773	90,015	2.06%
Fair value option securities	446,478	5,919	2.62%	409,456	4,651	2.29%
Restricted equity securities	304,074	8,708	5.73%	306,833	8,174	5.33%
Residential mortgage loans held for sale	232,932	4,222	3.65%	345,429	6,208	3.62%
Loans	17,132,662	336,258	3.96%	16,127,563	286,889	3.58%
Allowance for loan losses	(250,512)			(239,782)
Loans, net of allowance	16,882,150	336,258	4.01%	15,887,781	286,889	3.63%
Total earning assets	29,420,829	470,329	3.23%	28,695,587	412,820	2.91%
Receivable on unsettled securities sales	70,990			82,335
Cash and other assets	3,168,341			2,969,335
Total assets	$32,660,160			$31,747,257
Liabilities and equity
Interest-bearing deposits:
Transaction	$10,326,232	$11,651	0.23%	$9,673,849	$6,577	0.14%
Savings	451,476	182	0.08%	407,300	195	0.10%
Time	2,231,526	12,143	1.10%	2,332,082	13,767	1.19%
Total interest-bearing deposits	13,009,234	23,976	0.37%	12,413,231	20,539	0.33%
Funds purchased	59,407	160	0.54%	91,446	109	0.24%
Repurchase agreements	475,191	100	0.04%	636,952	161	0.05%
Other borrowings	5,654,534	26,921	0.96%	5,829,974	16,482	0.57%
Subordinated debentures	144,649	4,028	5.62%	229,581	1,588	1.39%
Total interest-bearing liabilities	19,343,015	55,185	0.58%	19,201,184	38,879	0.41%
Non-interest bearing demand deposits	9,220,877			8,133,945
Due on unsettled securities purchases	124,666			125,931
Other liabilities	602,964			951,455
Total equity	3,368,638			3,334,742
Total liabilities and equity	$32,660,160			$31,747,257
Tax-equivalent Net Interest Revenue		$415,144	2.65%		$373,941	2.50%
Tax-equivalent Net Interest Revenue to Earning Assets			2.85%			2.64%
Less tax-equivalent adjustment		8,758			8,757
Net Interest Revenue		406,386			365,184
Provision for credit losses		—			55,000
Other operating revenue		352,548			342,956
Other operating expense		495,596			493,955
Income before taxes		263,338			159,185
Federal and state income taxes		85,808			51,925
Net income		177,530			107,260
Net income (loss) attributable to non-controlling interests		1,027			(1,105)
Net income attributable to BOK Financial Corp. shareholders		$176,503			$108,365
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$2.70			$1.64
Diluted		$2.69			$1.64
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

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	June 30, 2017			March 31, 2017
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,007,746	$5,198	1.04%	$2,087,964	$4,244	0.82%
Trading securities	456,028	3,517	3.23%	579,549	5,369	3.87%
Investment securities
Taxable	219,385	2,931	5.34%	221,684	3,013	5.44%
Tax-exempt	279,987	1,757	2.51%	309,252	1,893	2.45%
Total investment securities	499,372	4,688	3.76%	530,936	4,906	3.70%
Available for sale securities
Taxable	8,332,709	42,920	2.09%	8,509,423	42,927	2.02%
Tax-exempt	51,348	725	6.09%	57,626	728	5.37%
Total available for sale securities	8,384,057	43,645	2.11%	8,567,049	43,655	2.05%
Fair value option securities	476,102	3,539	2.92%	416,524	2,380	2.27%
Restricted equity securities	295,743	4,399	5.95%	312,498	4,309	5.52%
Residential mortgage loans held for sale	245,401	2,386	3.92%	220,325	1,836	3.35%
Loans	17,129,533	172,139	4.03%	17,135,825	164,119	3.88%
Allowance for loan losses	(251,632)			(249,379)
Loans, net of allowance	16,877,901	172,139	4.09%	16,886,446	164,119	3.94%
Total earning assets	29,242,350	239,511	3.30%	29,601,291	230,818	3.15%
Receivable on unsettled securities sales	79,248			62,641
Cash and other assets	3,046,973			3,291,057
Total assets	$32,368,571			$32,954,989
Liabilities and equity
Interest-bearing deposits:
Transaction	$10,087,640	$6,437	0.26%	$10,567,475	$5,214	0.20%
Savings	461,586	95	0.08%	441,254	87	0.08%
Time	2,204,422	6,090	1.11%	2,258,930	6,053	1.09%
Total interest-bearing deposits	12,753,648	12,622	0.40%	13,267,659	11,354	0.35%
Funds purchased	63,263	96	0.61%	55,508	64	0.47%
Repurchase agreements	427,353	68	0.06%	523,561	32	0.02%
Other borrowings	5,572,031	15,188	1.09%	5,737,955	11,733	0.83%
Subordinated debentures	144,654	2,003	5.55%	144,644	2,025	5.68%
Total interest-bearing liabilities	18,960,949	29,977	0.63%	19,729,327	25,208	0.52%
Non-interest bearing demand deposits	9,338,683			9,101,763
Due on unsettled securities purchases	157,438			91,529
Other liabilities	502,068			704,978
Total equity	3,409,433			3,327,392
Total liabilities and equity	$32,368,571			$32,954,989
Tax-equivalent Net Interest Revenue		$209,534	2.67%		$205,610	2.63%
Tax-equivalent Net Interest Revenue to Earning Assets			2.89%			2.81%
Less tax-equivalent adjustment		4,330			4,428
Net Interest Revenue		205,204			201,182
Provision for credit losses		—			—
Other operating revenue		182,252			170,296
Other operating expense		250,885			244,711
Income before taxes		136,571			126,767
Federal and state income taxes		47,705			38,103
Net income		88,866			88,664
Net income (loss) attributable to non-controlling interests		719			308
Net income attributable to BOK Financial Corp. shareholders		$88,147			$88,356
Earnings Per Average Common Share Equivalent:
Basic		$1.35			$1.35
Diluted		$1.35			$1.35
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

Three Months Ended
December 31, 2016			September 30, 2016			June 30, 2016
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$2,032,785	$2,800	0.55%	$2,047,991	$2,651	0.51%	$2,022,028	$2,569	0.51%
476,498	4,554	3.91%	366,545	3,157	2.71%	237,808	775	1.89%

224,376	3,024	5.39%	224,518	3,000	5.34%	227,103	3,069	5.41%
318,493	1,854	2.33%	328,074	1,851	2.26%	335,288	1,878	2.25%
542,869	4,878	3.60%	552,592	4,851	3.51%	562,391	4,947	3.52%

8,706,449	42,482	1.98%	8,795,869	42,513	1.99%	8,819,135	43,345	2.01%
60,106	748	5.27%	66,721	867	5.47%	70,977	862	5.06%
8,766,555	43,230	2.00%	8,862,590	43,380	2.01%	8,890,112	44,207	2.04%
210,733	541	0.99%	266,998	1,531	1.70%	368,434	2,062	2.19%
334,114	4,554	5.45%	335,812	4,510	5.37%	319,136	3,863	4.84%
345,066	2,835	3.31%	445,930	3,615	3.28%	401,114	3,508	3.53%
16,723,588	156,734	3.67%	16,447,750	150,077	3.63%	16,263,132	144,708	3.58%
(246,977)			(247,901)			(245,448)
16,476,611	156,734	3.72%	16,199,849	150,077	3.69%	16,017,684	144,708	3.63%
29,185,231	220,126	2.98%	29,078,307	213,772	2.93%	28,818,707	206,639	2.91%
33,813			259,906			49,568
3,742,032			3,308,260			3,117,767
$32,961,076			$32,646,473			$31,986,042

$9,980,132	$3,912	0.16%	$9,650,618	$3,417	0.14%	$9,590,855	$3,260	0.14%
421,654	91	0.09%	420,009	100	0.09%	417,122	102	0.10%
2,177,035	6,140	1.12%	2,197,350	6,295	1.14%	2,297,621	6,635	1.16%
12,578,821	10,143	0.32%	12,267,977	9,812	0.32%	12,305,598	9,997	0.33%
62,004	44	0.28%	68,280	33	0.19%	70,682	33	0.19%
560,891	34	0.02%	522,822	53	0.04%	611,264	72	0.05%
6,072,150	9,315	0.61%	6,342,369	9,105	0.57%	6,076,028	8,675	0.57%
144,635	2,003	5.51%	255,890	2,468	3.84%	232,795	878	1.52%
19,418,501	21,539	0.44%	19,457,338	21,471	0.44%	19,296,367	19,655	0.41%
9,124,595			8,497,037			8,162,134
77,575			200,574			93,812
1,004,212			1,099,858			1,089,483
3,336,193			3,391,666			3,344,246
$32,961,076			$32,646,473			$31,986,042
	$198,587	2.54%		$192,301	2.49%		$186,984	2.50%
		2.69%			2.64%			2.63%
	4,389			4,455			4,372
	194,198			187,846			182,612
	—			10,000			20,000
	143,754			187,310			185,542
	265,547			258,088			251,385
	72,405			107,068			96,769
	22,496			31,956			30,497
	49,909			75,112			66,272
	(117)			835			471
	$50,026			$74,277			$65,801

	$0.76			$1.13			$1.00
	$0.76			$1.13			$1.00

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016

Interest revenue	$235,181	$226,390	$215,737	$209,317	$202,267
Interest expense	29,977	25,208	21,539	21,471	19,655
Net interest revenue	205,204	201,182	194,198	187,846	182,612
Provision for credit losses	—	—	—	10,000	20,000
Net interest revenue after provision for credit losses	205,204	201,182	194,198	177,846	162,612
Other operating revenue
Brokerage and trading revenue	31,764	33,623	28,500	38,006	39,530
Transaction card revenue	35,296	32,127	34,521	33,933	34,950
Fiduciary and asset management revenue	41,808	38,631	34,535	34,073	34,813
Deposit service charges and fees	23,354	23,030	23,365	23,668	22,618
Mortgage banking revenue	30,276	25,191	28,414	38,516	34,884
Other revenue	14,984	11,752	12,693	13,080	13,352
Total fees and commissions	177,482	164,354	162,028	181,276	180,147
Other gains, net	6,108	3,627	(1,279)	2,442	1,307
Gain (loss) on derivatives, net	3,241	(450)	(35,815)	2,226	10,766
Gain (loss) on fair value option securities, net	1,984	(1,140)	(20,922)	(3,355)	4,279
Change in fair value of mortgage servicing rights	(6,943)	1,856	39,751	2,327	(16,283)
Gain (loss) on available for sale securities, net	380	2,049	(9)	2,394	5,326
Total other operating revenue	182,252	170,296	143,754	187,310	185,542
Other operating expense
Personnel	143,744	136,425	141,132	139,212	139,213
Business promotion	7,738	6,717	7,344	6,839	6,703
Charitable contributions to BOKF Foundation	—	—	2,000	—	—
Professional fees and services	12,419	11,417	16,828	14,038	14,158
Net occupancy and equipment	21,125	21,624	21,470	20,111	19,677
Insurance	689	6,404	8,705	9,390	7,129
Data processing and communications	36,330	34,902	33,691	33,331	32,802
Printing, postage and supplies	4,140	3,851	3,998	3,790	3,889
Net losses (gains) and operating expenses of repossessed assets	2,267	1,009	1,627	(926)	1,588
Amortization of intangible assets	1,803	1,802	1,558	1,521	2,624
Mortgage banking costs	12,072	13,003	17,348	15,963	15,746
Other expense	8,558	7,557	9,846	14,819	7,856
Total other operating expense	250,885	244,711	265,547	258,088	251,385
Net income before taxes	136,571	126,767	72,405	107,068	96,769
Federal and state income taxes	47,705	38,103	22,496	31,956	30,497
Net income	88,866	88,664	49,909	75,112	66,272
Net income (loss) attributable to non-controlling interests	719	308	(117)	835	471
Net income attributable to BOK Financial Corporation shareholders	$88,147	$88,356	$50,026	$74,277	$65,801

Earnings per share:
Basic	$1.35	$1.35	$0.76	$1.13	$1.00
Diluted	$1.35	$1.35	$0.76	$1.13	$1.00
Average shares used in computation:
Basic	64,729,752	64,715,964	64,719,018	65,085,392	65,245,887
Diluted	64,793,134	64,783,737	64,787,728	65,157,841	65,302,926

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 to April 30, 2017	—	$—	—	2,120,757
May 1 to May 31, 2017	—	$—	—	2,120,757
June 1 to June 30, 2017	—	$—	—	2,120,757
Total	—		—

[1]
On October 1, 2015, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of June 30, 2017, the Company had repurchased 2,879,243 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.

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

Date:        July 28, 2017

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer