Form 10-Q
period 2017-09-30
BOK FINANCIAL CORP ET AL
filed 2017-10-31
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,456,786 shares of common stock ($.00006 par value) as of September 30, 2017.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2017

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $85.6 million or $1.31 per diluted share for the third quarter of 2017, compared to $74.3 million or $1.13 per diluted share for the third quarter of 2016 and $88.1 million or $1.35 per diluted share for the second quarter of 2017.

Highlights of the third quarter of 2017 included:

•
Net interest revenue totaled $218.5 million, up from $187.8 million in the third quarter of 2016 and $205.2 million in the second quarter of 2017. The increase in net interest revenue over the prior year was driven by both improving yields and growth in average earning assets. Net interest margin was 3.01 percent for the third quarter of 2017. Recoveries of foregone interest primarily related to nonaccruing energy loans added 6 basis points to the net interest margin for the third quarter. Net interest margin was 2.64 percent for the third quarter of 2016 and 2.89 percent for the second quarter of 2017. Average earning assets were $29.6 billion for the third quarter of 2017 compared to $29.1 billion for the third quarter of 2016.

•
Fees and commissions revenue totaled $173.5 million, a $7.8 million decrease compared to the third quarter of 2016, primarily due to a $13.6 million decrease in mortgage banking revenue. This decrease was partially offset by growth in fiduciary and asset management revenue. Fees and commissions revenue decreased $4.0 million compared to the second quarter of 2017, primarily due to mortgage banking revenue. Increased transaction card revenue and brokerage and trading revenue was partially offset by lower fiduciary and asset management revenue and other revenue.

•
Other operating expense totaled $265.9 million, up $7.8 million over the third quarter of 2016. Personnel expense increased $8.7 million, primarily due to $5.9 million of equity compensation charges caused by changes in the probability that certain performance-based equity awards will vest and growth in BOKF's stock price. Other operating expense increased $15.0 million over the previous quarter. Personnel expense was up $4.2 million. Non-personnel expense increased $10.9 million. Deposit insurance expense for the second quarter of 2017 included $5.1 million in credits related to the revision of certain inputs to the assessment calculation filed in previous periods. Net losses and operating expenses of repossessed assets was up $3.8 million over the prior quarter primarily due to a $4.7 million write-down of one set of repossessed oil and gas properties.

•
No provision for credit losses was recorded in the third quarter of 2017 or the second quarter of 2017. A $10.0 million provision for credit losses was recorded in the third quarter of 2016. Gross charge-offs were $5.8 million in the third quarter of 2017, $8.1 million in the third quarter of 2016 and $2.9 million in the second quarter of 2017. Recoveries were $2.4 million in the third quarter of 2017, compared to $2.0 million in the third quarter of 2016 and $1.2 million in the second quarter of 2017.

•
The combined allowance for credit losses totaled $253 million or 1.47 percent of outstanding loans at September 30, 2017, compared to $256 million or 1.49 percent of outstanding loans at June 30, 2017.

•
Nonperforming assets that are not guaranteed by U.S. government agencies totaled $249 million or 1.46 percent of outstanding loans and repossessed assets at September 30, 2017 and $276 million or 1.62 percent of outstanding loans and repossessed assets at June 30, 2017. The decrease in nonperforming assets was primarily due to nonaccruing energy loans.

•	Average loans were largely unchanged compared to the previous quarter. Period-end outstanding loan balances were $17.2 billion at September 30, 2017, an increase of $23 million over June 30, 2017.

•
Average deposits were largely unchanged compared to the previous quarter. Growth in demand deposit balances was offset by decreased time deposit balances. Period-end deposits were $21.8 billion at September 30, 2017, a $468 million decrease compared to June 30, 2017.

•
The Company's common equity Tier 1 ratio was 11.90% at September 30, 2017. In addition, the Company's Tier 1 capital ratio was 11.90%, total capital ratio was 13.47% and leverage ratio was 9.30% at September 30, 2017. The Company's common equity Tier 1 ratio was 11.76% at June 30, 2017. In addition, the Company's Tier 1 capital ratio was 11.76%, total capital ratio was 13.36% and leverage ratio was 9.27% at June 30, 2017.

•
The Company paid a regular quarterly cash dividend of $29 million or $0.44 per common share during the third quarter of 2017. On October 31, 2017, the board of directors approved an increase in the regular quarterly cash dividend to $0.45 per common share payable on or about November 27, 2017 to shareholders of record as of November 13, 2017.

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

Net interest revenue totaled $218.5 million for the third quarter of 2017, up from $187.8 million in the third quarter of 2016 and $205.2 million in the second quarter of 2017. Net interest margin was 3.01 percent for the third quarter of 2017, 2.64 percent for the third quarter of 2016 and 2.89 percent for the second quarter of 2017. Approximately $4.7 million of foregone interest recoveries primarily related to nonaccruing energy loans added 6 basis points to the net interest margin for the third quarter of 2017. Interest recoveries from nonaccruing loans were not significant for the third quarter of 2016 and second quarter of 2017. This impact is excluded from the discussion following.

Tax-equivalent net interest revenue increased $30.5 million over the third quarter of 2016. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities. Changes in interest rates and yields increased net interest revenue by $19.1 million. The benefit of an increase in short-term interest rates on the floating-rate earning assets was partially offset by higher borrowing costs. Tax-equivalent net interest revenue increased $11.3 million. Growth in the average balances of loans, fair value option securities and trading securities was partially offset by decreases in available for sale securities and residential mortgage loans held for sale.

Excluding the impact of net interest recoveries in the third quarter of 2017, the tax-equivalent yield on earning assets was 3.44 percent, up 51 basis points over the third quarter of 2016, primarily due to increases in short-term interest rates resulting from three 25 basis point increases in the federal funds rate by the Federal Reserve. Loan yields increased 57 basis points to 4.20 percent. The yield on interest-bearing cash and cash equivalents increased 78 basis points. The available for sale securities portfolio yield was up 16 basis points to 2.17 percent. The yield on the fair value option securities portfolio increased 127 basis points primarily related to a change in the mix of securities and an increase in average rates. Funding costs were up 31 basis points over the third quarter of 2016. Growth in the cost of interest-bearing deposits was limited to 13 basis points by a lack of market pricing pressure. The cost of other borrowed funds increased 70 basis points. The cost of the subordinated debt was up 184 basis points as higher fixed rate debt issued in the second quarter of 2016 replaced lower variable rate debt paid off in third quarter of 2016. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 26 basis points for the third quarter of 2017, up 11 basis points over the third quarter of 2016. Average non-interest bearing deposits comprised 28% of total liabilities and equity for the third quarter of 2017, up from 26% for the third quarter of 2016.

Average earning assets for the third quarter of 2017 increased $559 million or 2 percent over the third quarter of 2016, including $482 million related to the Mobank acquisition in the fourth quarter of 2016. Average loans, net of allowance for loan losses, increased $806 million due primarily to growth in commercial and personal loans, partially offset by lower commercial real estate loan balances. Loan growth included $482 million related to the Mobank acquisition. Fair value option securities held as an economic hedge of our mortgage servicing rights increased $418 million. The average balance of trading securities increased $125 million primarily due to expansion of U.S. agency residential mortgage-backed securities trading activities. Available for sale securities decreased $434 million. The average balance of residential mortgage loans held for sale decreased $190 million. Interest-bearing cash and cash equivalents decreased $82 million and investment securities decreased $77 million.

Average deposits increased $1.4 billion over the third quarter of 2016, including $514 million from the Mobank acquisition. Demand deposit balances grew by $893 million, including $248 million from Mobank. Interest-bearing transaction account balances increased $438 million, including $233 million from Mobank. Savings account balances also grew over the prior year and time deposit balances were largely unchanged. Average borrowed funds decreased $360 million compared to the third quarter of 2016, primarily due to decreased borrowings from the Federal Home Loan Banks and lower average repurchase agreement balances. The average balance of subordinated debentures decreased $111 million.

Excluding the impact of net interest recoveries in the third quarter of 2017, net interest margin increased 6 basis points over the second quarter of 2017. The yield on average earning assets increased 14 basis points. The loan portfolio yield increased by 17 basis points primarily due to increases in the 30 day and 90 day LIBOR. The yield on the available for sale securities portfolio increased 6 basis points. The yield on interest-bearing cash and cash equivalents increased 25 basis points. Funding costs were 0.75 percent, up 12 basis points over the prior quarter. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities increased 4 basis points over the prior quarter.
Average earning assets increased $395 million compared to the second quarter of 2017. Fair value option securities held as an economic hedge of our mortgage servicing rights increased $208 million. Average loan balances grew by $127 million. Available for sale securities increased $44 million, trading securities increased $36 million and restricted equity securities were up $33 million over the prior quarter. These increases were partially offset by a $42 million decrease in average interest-bearing cash and cash equivalents balances.
Average deposits increased $27 million over the previous quarter. Demand deposit balances increased $51 million, partially offset by a $28 million decrease in time deposit balances. Interest-bearing transaction account balances were largely unchanged compared to the prior quarter. The average balance of borrowed funds increased $511 million over the second quarter of 2017 primarily due to increased borrowings from the Federal Home Loan Banks, partially offset by lower average repurchase agreement balances.

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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended September 30, 2017 / 2016			Nine Months Ended September 30, 2017 / 2016
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$3,724	$(204)	$3,928	$7,891	$(172)	$8,063
Trading securities	965	3,813	(2,848)	8,349	12,645	(4,296)
Investment securities:
Taxable securities	(58)	(40)	(18)	(358)	(246)	(112)
Tax-exempt securities	(201)	(452)	251	(413)	(1,058)	645
Total investment securities	(259)	(492)	233	(771)	(1,304)	533
Available for sale securities:
Taxable securities	2,066	(1,536)	3,602	(364)	(4,819)	4,455
Tax-exempt securities	(301)	(275)	(26)	(586)	(771)	185
Total available for sale securities	1,765	(1,811)	3,576	(950)	(5,590)	4,640
Fair value option securities	3,535	1,881	1,654	4,803	2,532	2,271
Restricted equity securities	316	(168)	484	850	(294)	1,144
Residential mortgage loans held for sale	(1,520)	(1,597)	77	(3,506)	(3,641)	135
Loans	37,429	8,320	29,109	86,798	24,936	61,862
Total tax-equivalent interest revenue	45,955	9,742	36,213	103,464	29,112	74,352
Interest expense:
Transaction deposits	4,645	211	4,434	9,719	816	8,903
Savings deposits	(10)	5	(15)	(23)	36	(59)
Time deposits	83	(43)	126	(1,541)	(659)	(882)
Funds purchased	83	(26)	109	134	(92)	226
Repurchase agreements	87	(37)	124	26	(62)	88
Other borrowings	11,000	(384)	11,384	21,439	(1,190)	22,629
Subordinated debentures	(398)	(1,331)	933	2,042	(2,823)	4,865
Total interest expense	15,490	(1,605)	17,095	31,796	(3,974)	35,770
Tax-equivalent net interest revenue	30,465	11,347	19,118	71,668	33,086	38,582
Change in tax-equivalent adjustment	(141)			(140)
Net interest revenue	$30,606			$71,808

[1]	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $175.7 million for the third quarter of 2017, an $11.6 million decrease compared to the third quarter of 2016 and a $6.5 million decrease compared to the second quarter of 2017. Fees and commissions revenue decreased $7.8 million compared to the third quarter of 2016 and decreased $4.0 million compared to the prior quarter. The change in the fair value of mortgage servicing rights, net of economic hedges, increased other operating revenue by $1.0 million in the third quarter of 2017, increased other operating revenue by $1.2 million in the third quarter of 2016 and decreased other operating revenue $1.7 million in the second quarter of 2017.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2017	Increase (Decrease)	% Increase (Decrease)
	2017	2016
Brokerage and trading revenue	$33,169	$38,006	$(4,837)	(13)%	$31,764	$1,405	4%
Transaction card revenue	37,826	33,933	3,893	11%	35,296	2,530	7%
Fiduciary and asset management revenue	40,687	34,073	6,614	19%	41,808	(1,121)	(3)%
Deposit service charges and fees	23,209	23,668	(459)	(2)%	23,354	(145)	(1)%
Mortgage banking revenue	24,890	38,516	(13,626)	(35)%	30,276	(5,386)	(18)%
Other revenue	13,670	13,080	590	5%	14,984	(1,314)	(9)%
Total fees and commissions revenue	173,451	181,276	(7,825)	(4)%	177,482	(4,031)	(2)%
Other gains (losses), net	(1,283)	2,442	(3,725)	N/A	6,108	(7,391)	N/A
Gain on derivatives, net	1,033	2,226	(1,193)	N/A	3,241	(2,208)	N/A
Gain (loss) on fair value option securities, net	661	(3,355)	4,016	N/A	1,984	(1,323)	N/A
Change in fair value of mortgage servicing rights	(639)	2,327	(2,966)	N/A	(6,943)	6,304	N/A
Gain on available for sale securities, net	2,487	2,394	93	N/A	380	2,107	N/A
Total other operating revenue	$175,710	$187,310	$(11,600)	(6)%	$182,252	$(6,542)	(4)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 44 percent of total revenue for the third quarter of 2017, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors that cause net interest revenue compression such as falling interest rates may also drive growth in our mortgage banking revenue. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $4.8 million or 13 percent compared to the third quarter of 2016.

Trading revenue includes net realized and unrealized gains primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers and related derivative instruments. Trading revenue was $11.9 million for the third quarter of 2017, a $98 thousand or 1 percent decrease compared to the third quarter of 2016.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $10.5 million for the third quarter of 2017, a $3.2 million or 23 percent decrease compared to the third quarter of 2016 primarily attributed to decreased activity related to our mortgage banking customers.

Revenue earned from retail brokerage transactions decreased $1.7 million or 25 percent compared to the third quarter of 2016 to $5.2 million. Retail brokerage revenue includes fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each product type. The implementation of the new Department of Labor ("DOL") fiduciary rule in the second quarter of 2017 has negatively impacted retail brokerage revenue. New regulation issued by the DOL amended the definition of investment advice under the Employee Retirement Income Security Act ("ERISA"). The new rule is designed to provide better protection to plans, participants, beneficiaries and individual retirement account ("IRA") owners against conflicts of interest, imprudence and disloyalty.

Investment banking revenue, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $5.5 million for the third quarter of 2017, a $214 thousand or 4 percent increase over the third quarter of 2016. Investment banking revenue is primarily related to the timing and volume of completed transactions.

Brokerage and trading revenue increased $1.4 million over the second quarter of 2017, primarily due to increases of $1.8 million in trading revenue and $1.5 million in investment banking revenue, partially offset by a decrease of $1.1 million in customer hedging revenue.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue for the third quarter of 2017 increased $3.9 million or 11.5 percent, including a $2.1 million early termination penalty, over the third quarter of 2016. Excluding the penalty, TransFund revenue was up $1.0 million or 5.3 percent. TransFund electronic funds transfer ("EFT") network revenue totaled $20.8 million, up $3.1 million or 17.3 percent over the prior year. Merchant services fees totaled $12.0 million, a $712 thousand or 6 percent increase. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company totaled $5.0 million, an increase of $114 thousand or 2 percent.
Transaction card revenue increased $2.5 million over the prior quarter, primarily due to a customer early termination fee in the third quarter of 2017.

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

Fiduciary and asset management revenue grew by $6.6 million or 19 percent over the third quarter of 2016, primarily due to growth in assets under management, improved pricing discipline and decreased fee waivers.

Fiduciary and asset management revenue decreased $1.1 million compared to the second quarter of 2017. The annual assessment of tax preparation fees added $1.0 million in the second quarter of 2017.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration

	Three Months Ended September 30,
	2017			2016
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$7,611,265	$21,299	1.12%	$7,502,577	$19,521	1.04%
Institutional	12,747,679	5,585	0.18%	11,732,295	4,366	0.15%
Total managed fiduciary assets	20,358,944	26,884	0.53%	19,234,872	23,887	0.50%

Non-managed assets:
Fiduciary	24,818,241	13,214	0.21%	23,164,851	9,692	0.17%
Non-fiduciary	16,458,382	589	0.01%	17,289,854	494	0.01%
Safekeeping and brokerage assets under administration	16,015,342	—	—%	15,584,153	—	—%
Total non-managed assets	57,291,965	13,803	0.10%	56,038,858	10,186	0.07%

Total assets under management or administration	$77,650,909	$40,687	0.21%	$75,273,730	$34,073	0.18%

[1]	Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.

[2]	Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three months ended September 30, 2017 and 2016 follows:

Table 4 -- Changes in Assets Under Management or Administration

	Three Months Ended September 30,
	2017	2016
Beginning balance	$77,811,762	$73,001,516
Net inflows (outflows)	(1,781,037)	870,819
Net change in fair value	1,620,184	1,401,395
Ending balance	$77,650,909	$75,273,730

Deposit service charges and fees were $23.2 million for the third quarter of 2017, a decrease of $459 thousand or 2 percent compared to the third quarter of 2016. Commercial account service charge revenue totaled $11.8 million, up $400 thousand or 4 percent. Overdraft fees were $9.7 million, an $895 thousand or 8.5 percent decrease compared to the third quarter of 2016. Service charges on deposit accounts with a standard monthly fee were $1.7 million, an increase of $33 thousand or 2 percent. Deposit service charges and fees decreased $145 thousand compared to the prior quarter.

Mortgage banking revenue decreased $13.6 million or 35 percent compared to the third quarter of 2016. Mortgage production revenue decreased $13.6 million. Mortgage loan production volumes decreased $725 million, including a $539 million decrease related to the Company's strategic decision to exit the correspondent lending channel during the third quarter of 2016. Production volumes in the retail channel decreased compared to the prior year as average primary mortgage interest rates were up 43 basis points over the third quarter of 2016. Gain on sale margin decreased 41 basis points compared to the prior year. The margin decrease was primarily due to market pricing pressure. Mortgage servicing revenue was relatively consistent compared to the third quarter of 2016. The outstanding principal balance of mortgage loans serviced for others totaled $22.1 billion, an increase of $212 million or 1 percent.

Mortgage banking revenue decreased $5.4 million compared to the second quarter of 2017. Mortgage production revenue decreased $5.5 million. Production volume decreased $78 million primarily due to increased competition. Gain on sale margin decreased due to increased market pricing pressure. Revenue from mortgage loan servicing increased $125 thousand over the prior quarter.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended June 30, 2017	Increase (Decrease)		% Increase (Decrease)
	2017	2016
Mortgage production revenue	$8,329	$21,958	$(13,629)		(62)%	$13,840	$(5,511)		(40)%

Mortgage loans funded for sale	$832,796	$1,864,583				$902,978
Add: Current period end outstanding commitments	334,337	630,804				362,088
Less: Prior period end outstanding commitments	362,088	965,631				381,732
Total mortgage production volume	$805,045	$1,529,756	$(724,711)		(47)%	$883,334	$(78,289)		(9)%

Mortgage loan refinances to mortgage loans funded for sale	38%	51%	(1,300	) bps		33%	500	bps
Gains on sale margin	1.03%	1.44%	(41	) bps		1.57%	(54	) bps
Primary mortgage interest rates:
Average	3.88%	3.45%	43	bps		3.98%	(10	) bps
Period end	3.83%	3.42%	41	bps		3.88%	(5	) bps

Mortgage servicing revenue	$16,561	$16,558	$3		—%	$16,436	$125		1%
Average outstanding principal balance of mortgage loans serviced for others	22,079,177	21,514,962	564,215		3%	22,055,127	24,050		—%

Average mortgage servicing revenue rates	0.30%	0.31%	(1	) bp		0.30%	—

[1]	Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net gains on other assets, securities and derivatives

Other net losses totaled $1.3 million in the third quarter of 2017, which includes a $1.1 million write-down related to recent tornado damage. Other net gains totaled $6.1 million in the second quarter of 2017 due to the sale of a merchant banking investment.

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
The net economic benefit of the changes in fair value of mortgage servicing rights and related economic hedges was $3.6 million in the third quarter of 2017, including a $639 thousand decrease in the fair value of mortgage servicing rights, offset by a $1.7 million increase in the fair value of securities and derivative contracts held as an economic hedge and $2.5 million of related net interest revenue.

The net economic benefit of changes in the fair value of mortgage servicing rights and related economic hedges was $2.1 million for the third quarter of 2016. The fair value of mortgage servicing rights increased $2.3 million.The fair value of securities and interest rate derivative contracts held as an economic hedge decreased $1.1 million. Net interest earned on securities held as an economic hedge was $861 thousand.

The net economic benefit of changes in the fair value of mortgage servicing rights and related economic hedges was $247 thousand for the second quarter of 2017. The fair value of mortgage servicing rights decreased by $6.9 million. The fair value of securities and interest rate derivative contracts held as an economic hedge increased by $5.2 million.

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016
Gain on mortgage hedge derivative contracts, net	$1,025	$3,241	$2,268
Gain (loss) on fair value option securities, net	661	1,984	(3,355)
Gain (loss) on economic hedge of mortgage servicing rights, net	1,686	5,225	(1,087)
Gain (loss) on change in fair value of mortgage servicing rights	(639)	(6,943)	2,327
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	1,047	(1,718)	1,240
Net interest revenue on fair value option securities[1]	2,543	1,965	861
Total economic benefit of changes in the fair value of mortgage servicing rights, net of economic hedges	$3,590	$247	$2,101
1 Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the third quarter of 2017 totaled $265.9 million, an increase of $7.8 million or 3 percent over the third quarter of 2016. Personnel expense increased $8.7 million or 6 percent. Non-personnel expense decreased $852 thousand or 1 percent compared to the prior year.

Other operating expense increased $15.0 million over the previous quarter. Personnel expense was up $4.2 million and non-personnel expense increased $10.9 million.

In addition to $1.1 million of losses included in other gain (losses), net, operating expense for the third quarter of 2017 included $1.3 million of additional expense related to tornado damage sustained on our Tulsa operations center and the impact of the hurricane in the Houston market.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2017	Increase (Decrease)	% Increase (Decrease)
	2017	2016
Regular compensation	$83,583	$83,123	$460	1%	$83,630	$(47)	—%
Incentive compensation:
Cash-based	33,643	33,240	403	1%	29,954	3,689	12%
Share-based	8,407	1,839	6,568	357%	7,380	1,027	14%
Deferred compensation	975	1,059	(84)	N/A	1,000	(25)	N/A
Total incentive compensation	43,025	36,138	6,887	19%	38,334	4,691	12%
Employee benefits	21,302	19,951	1,351	7%	21,780	(478)	(2)%
Total personnel expense	147,910	139,212	8,698	6%	143,744	4,166	3%
Business promotion	7,105	6,839	266	4%	7,738	(633)	(8)%
Professional fees and services	11,887	14,038	(2,151)	(15)%	12,419	(532)	(4)%
Net occupancy and equipment	21,325	20,111	1,214	6%	21,125	200	1%
Insurance	6,005	9,390	(3,385)	(36)%	689	5,316	772%
Data processing and communications	37,327	33,331	3,996	12%	36,330	997	3%
Printing, postage and supplies	3,917	3,790	127	3%	4,140	(223)	(5)%
Net losses (gains) and operating expenses of repossessed assets	6,071	(926)	6,997	(756)%	2,267	3,804	168%
Amortization of intangible assets	1,744	1,521	223	15%	1,803	(59)	(3)%
Mortgage banking costs	13,450	15,963	(2,513)	(16)%	12,072	1,378	11%
Other expense	9,193	14,819	(5,626)	(38)%	8,558	635	7%
Total other operating expense	$265,934	$258,088	$7,846	3%	$250,885	$15,049	6%

Average number of employees (full-time equivalent)	4,887	4,928	(41)	(1)%	4,910	(23)	—%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $460 thousand or 1 percent over the third quarter of 2016. The average number of employees was relatively unchanged compared to the prior year. Standard annual merit increases in regular compensation were effective for the majority of our staff on March 1.

Incentive compensation increased $6.9 million or 19 percent over the third quarter of 2016, primarily due to increased share-based compensation expense. Share-based compensation expense represents expense for equity awards based on grant-date fair value. Non-vested shares generally cliff vest in 3 years and are subject to a two year holding period after vesting. The number of shares that will ultimately vest is determined by BOKF's change in earnings per share relative to a defined group of peer banks. In addition, compensation costs related to certain shares is variable based on changes in the the fair value of BOK Financial common shares. Third quarter 2017 equity compensation expense included charges of $4.0 million from changes in the vesting assumptions for performance-based awards and $1.9 million from an increase in the fair value of BOK Financial common shares.

Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Cash-based incentive compensation expense increased $403 thousand or 1 percent over the third quarter of 2016.

Employee benefits expense increased $1.4 million or 7 percent over the the third quarter of 2016, primarily due to an increase in employee medical costs.
Personnel expense increased $4.2 million over the second quarter of 2017. Cash-based incentive compensation increased $3.7 million due to continued improvement of performance metrics against internal targets. Regular compensation expense was largely unchanged compared to the prior quarter. A $1.5 million seasonal decrease in payroll tax expense was partially offset by a $740 thousand increase in employee healthcare costs.

Non-personnel operating expense

Non-personnel operating expense decreased $852 thousand or 1% compared to the third quarter of 2016.

Deposit insurance expense decreased $3.4 million due to improvement in risk factors including the benefit of decreased criticized and classified asset levels. Mortgage banking expense decreased $2.5 million primarily due to lower prepayments as average mortgage interest rates trended upward. Professional fees and servicing expense decreased $2.2 million.

Data processing and communications expense increased $4.0 million. Occupancy and equipment expense increased $1.2 million. Increases in these expense categories were primarily due to information technology infrastructure and cybersecurity project costs and increased data processing transaction activity.

Other expense decreased $5.6 million compared to the third quarter of 2016, primarily due to a $5.0 million legal settlement accrual concerning the manner in which the Company posted charges to certain consumer and small business deposit accounts in the third quarter of 2016.
Non-personnel expense increased $10.9 million over the second quarter of 2017. Deposit insurance expense increased $5.3 million, primarily due to $5.1 million in credits received during the second quarter of 2017 related to the revision of certain inputs to the assessment calculation filed in previous periods. Net losses and operating expenses of repossessed assets increased $3.8 million mainly due to a $4.7 million write-down of a set of oil and gas properties. Mortgage banking expense increased $1.4 million and data processing and communication expense increased $1.0 million.

Income Taxes

The Company's income tax expense was $42.4 million or 33.1 percent of net income before taxes for the third quarter of 2017 compared to $32.0 million or 29.8 percent of net income before taxes for the third quarter of 2016 and $47.7 million or 34.9 percent of net income before taxes for the second quarter of 2017.

The statute of limitations expired on uncertain income tax positions and the Company adjusted its current income tax liability amounts on filed tax returns for 2016 during the third quarter of 2017. These adjustments reduced income tax expense by $3.1 million in the third quarter of 2017. Adjustments reduced income tax expense by $4.1 million in the third quarter of 2016 related to filed tax returns for 2015. Excluding these adjustments, income tax expense would have been 35.5 percent of net income before taxes for the third quarter of 2017 and 33.7 percent of net income before taxes for the third quarter of 2016.

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

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $18 million at September 30, 2017, $17 million at June 30, 2017 and $14 million at September 30, 2016.
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

The cost of funds borrowed from the Funds Management unit by the operating lines of business is transfer priced at rates that approximate market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment and liquidity risk. This method of transfer-pricing funds that supports assets of the operating lines of business tends to insulate them from interest rate risk.

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

As shown in Table 8, net income attributable to our lines of business increased $18.1 million or 25 percent over the third quarter of 2016. Net interest revenue grew by $34.9 million over the prior year. Other operating revenue decreased $6.9 million while operating expenses decreased $3.2 million. Net charge-offs were down $2.8 million compared to the prior year.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Commercial Banking	$69,689	$55,995	$201,603	$145,885
Consumer Banking	6,734	8,761	18,900	13,103
Wealth Management	15,576	9,108	45,684	26,865
Subtotal	91,999	73,864	266,187	185,853
Funds Management and other	(6,350)	413	(4,035)	(3,211)
Total	$85,649	$74,277	$262,152	$182,642

Commercial Banking

Commercial Banking contributed $69.7 million to consolidated net income in the third quarter of 2017, an increase of $13.7 million or 25 percent over the third quarter of 2016. The increase in Commercial Banking's contribution was largely due to an increase in net interest revenue.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	Nine Months Ended		Increase (Decrease)
	September 30,			September 30,
	2017	2016		2017	2016
Net interest revenue from external sources	$157,080	$123,599	$33,481	$435,946	$358,713	$77,233
Net interest expense from internal sources	(24,173)	(15,052)	(9,121)	(61,803)	(44,259)	(17,544)
Total net interest revenue	132,907	108,547	24,360	374,143	314,454	59,689
Net loans charged off	3,217	5,601	(2,384)	2,983	34,024	(31,041)
Net interest revenue after net loans charged off	129,690	102,946	26,744	371,160	280,430	90,730

Fees and commissions revenue	53,928	47,710	6,218	148,193	144,215	3,978
Other gains, net	163	1,932	(1,769)	7,946	2,033	5,913
Other operating revenue	54,091	49,642	4,449	156,139	146,248	9,891

Personnel expense	28,902	28,365	537	83,935	82,513	1,422
Non-personnel expense	28,050	25,010	3,040	84,582	79,526	5,056
Other operating expense	56,952	53,375	3,577	168,517	162,039	6,478

Net direct contribution	126,829	99,213	27,616	358,782	264,639	94,143
Gain on financial instruments, net	4	—	4	46	—	46
Gain (loss) on repossessed assets, net	(4,126)	1,486	(5,612)	(2,728)	806	(3,534)
Corporate expense allocations	8,650	9,054	(404)	26,144	26,681	(537)
Income before taxes	114,057	91,645	22,412	329,956	238,764	91,192
Federal and state income tax	44,368	35,650	8,718	128,353	92,879	35,474
Net income	$69,689	$55,995	$13,694	$201,603	$145,885	$55,718

Average assets	$17,558,390	$16,934,587	$623,803	$17,525,658	$16,958,999	$566,659
Average loans	14,274,896	13,737,081	537,815	14,157,340	13,542,719	614,621
Average deposits	8,683,331	8,317,341	365,990	8,656,144	8,392,558	263,586
Average invested capital	1,353,525	1,285,627	67,898	1,334,056	1,234,962	99,094

Net interest revenue increased $24.4 million or 22 percent over the prior year. Growth in net interest revenue was primarily due to increased yields on commercial loans due to rising short-term interest rates and a $538 million or 4 percent increase in average loan balances. Average deposit balances increased $366 million or 4 percent. The Mobank acquisition increased loans by $390 million and deposits by $396 million. Yields on deposits sold to the funds management unit also went up due to the increase in short-term interest rates from the Federal Reserve increase in the federal funds rate.

Fees and commissions revenue increased $6.2 million or 13 percent compared to the third quarter of 2016 primarily due to a $3.9 million increase in transaction card revenue and a $1.5 million increase in brokerage and trading revenue. The increase in transaction card revenue included a $2.1 million early customer termination fee received in the third quarter of 2017. The increase in brokerage and trading revenue was largely due a $1.2 million increase in loan syndication fees.

Operating expenses increased $3.6 million or 7 percent compared to the third quarter of 2016. Personnel expense increased $537 thousand or 2 percent. Non-personnel expense increased $3.0 million or 12 percent. Net repossession expense increased $1.3 million related mainly to the repossession of certain oil and gas properties. Deposit insurance expense increased $1.4 million due to increased granularity in the allocation to the segments.

The average outstanding balance of loans attributed to Commercial Banking grew by $538 million or 4 percent over the third quarter of 2016 to $14.3 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $8.7 billion for the third quarter of 2017, an increase of $366 million or 4 percent compared to the third quarter of 2016. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels:  traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our consumer banking markets and through Home Direct Mortgage, an online origination channel.

Consumer Banking contributed $6.7 million to consolidated net income for the third quarter of 2017, down $2.0 million compared to the third quarter of 2016. Growth in net interest revenue of $6.4 million was offset by a decrease in other operating revenue of $13.6 million while operating expense decreased by $4.2 million.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	Nine Months Ended		Increase (Decrease)
	September 30,			September 30,
	2017	2016		2017	2016
Net interest revenue from external sources	$25,576	$22,098	$3,478	$70,208	$65,897	$4,311
Net interest revenue from internal sources	12,213	9,263	2,950	35,002	27,492	7,510
Total net interest revenue	37,789	31,361	6,428	105,210	93,389	11,821
Net loans charged off	1,315	1,157	158	3,512	4,177	(665)
Net interest revenue after net loans charged off	36,474	30,204	6,270	101,698	89,212	12,486

Fees and commissions revenue	47,134	60,773	(13,639)	146,605	172,114	(25,509)
Other gains (losses), net	(101)	(170)	69	(165)	(42)	(123)
Other operating revenue	47,033	60,603	(13,570)	146,440	172,072	(25,632)

Personnel expense	25,547	26,604	(1,057)	76,490	77,675	(1,185)
Non-personnel expense	31,238	34,360	(3,122)	89,537	101,812	(12,275)
Total other operating expense	56,785	60,964	(4,179)	166,027	179,487	(13,460)

Net direct contribution	26,722	29,843	(3,121)	82,111	81,797	314
Gain (loss) on financial instruments, net	1,686	(1,087)	2,773	5,242	30,539	(25,297)
Change in fair value of mortgage servicing rights	(639)	2,327	(2,966)	(5,726)	(41,944)	36,218
Gain on repossessed assets, net	292	161	131	253	566	(313)
Corporate expense allocations	17,039	16,905	134	50,947	49,513	1,434
Income before taxes	11,022	14,339	(3,317)	30,933	21,445	9,488
Federal and state income tax	4,288	5,578	(1,290)	12,033	8,342	3,691
Net income	$6,734	$8,761	$(2,027)	$18,900	$13,103	$5,797

Average assets	$9,115,319	$8,827,816	$287,503	$8,871,470	$8,763,564	$107,906
Average loans	1,961,265	1,893,431	67,834	1,945,122	1,888,693	56,429
Average deposits	6,707,859	6,660,514	47,345	6,651,177	6,623,724	27,453
Average invested capital	327,667	356,788	(29,121)	321,420	328,752	(7,332)

Net interest revenue from Consumer Banking activities grew by $6.4 million or 21 percent over the the third quarter of 2016 primarily due to increased rates received on deposit balances sold to the Funds Management unit. Average loan balances grew by $68 million or 4 percent and average deposits increased $47 million or 1% over the prior year.

Fees and commissions revenue decreased $13.6 million or 22 percent compared to the third quarter of 2016 due to a $13.6 million decrease in mortgage banking revenue. Mortgage loan production volumes decreased $725 million, largely due to the exit from the correspondent lending channel. Gain on sale margin decreased 41 basis points due to market pricing pressure. Revenue from interchange fees paid by merchants for transactions processed from debit cards issued by the Company and deposit service charges and fees were relatively unchanged compared to the prior year.

Operating expenses decreased $4.2 million or 7 percent compared to the third quarter of 2016. Personnel expenses decreased $1.1 million or 4 percent. Non-personnel expense decreased $3.1 million or 9 percent compared to the prior year. Mortgage banking costs were down $2.5 million primarily due to lower prepayments of loans serviced for others. A $1.8 million decrease in professional fees and services expense was partially offset by an increase of $575 thousand in data processing and communications expense and $569 thousand in business promotion expense.

Changes in the fair value of our mortgage servicing rights, net of economic hedge, resulted in a $640 thousand increase in Consumer Banking net income in the third quarter of 2017 compared to a $758 thousand increase in Consumer Banking net income in the third quarter of 2016.

Average consumer deposits grew by $47 million over the third quarter of 2016. Higher-costing time deposit balances decreased $114 million or 10 percent, offset by an $80 million or 5 percent increase in demand deposit balances, a $42 million or 11 percent increase in savings account balances and a $39 million or 1 percent increase in interest-bearing transaction accounts.

Wealth Management

Wealth Management contributed $15.6 million to consolidated net income in the third quarter of 2017, up $6.5 million or 71 percent over the third quarter of 2016, largely due to growth in net interest revenue.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended		Increase (Decrease)	Nine Months Ended		Increase (Decrease)
	September 30,			September 30,
	2017	2016		2017	2016
Net interest revenue from external sources	$11,169	$9,274	$1,895	$33,130	$21,620	$11,510
Net interest revenue from internal sources	9,604	7,401	2,203	28,784	22,258	6,526
Total net interest revenue	20,773	16,675	4,098	61,914	43,878	18,036
Net loans charged off (recovered)	(623)	(89)	(534)	(676)	(479)	(197)
Net interest revenue after net loans charged off (recovered)	21,396	16,764	4,632	62,590	44,357	18,233

Fees and commissions revenue	75,915	73,331	2,584	225,390	217,519	7,871
Other gains (losses), net	(208)	192	(400)	44	523	(479)
Other operating revenue	75,707	73,523	2,184	225,434	218,042	7,392

Personnel expense	46,494	48,969	(2,475)	136,758	142,235	(5,477)
Non-personnel expense	15,297	15,457	(160)	46,058	44,289	1,769
Other operating expense	61,791	64,426	(2,635)	182,816	186,524	(3,708)

Net direct contribution	35,312	25,861	9,451	105,208	75,875	29,333
Loss on financial instruments, net	—	(42)	42	—	(42)	42
Corporate expense allocations	9,819	10,912	(1,093)	30,438	31,864	(1,426)
Income before taxes	25,493	14,907	10,586	74,770	43,969	30,801
Federal and state income tax	9,917	5,799	4,118	29,086	17,104	11,982
Net income	$15,576	$9,108	$6,468	$45,684	$26,865	$18,819

Average assets	$6,992,021	$6,413,735	$578,286	$6,971,369	$5,916,545	$1,054,824
Average loans	1,324,574	1,139,396	185,178	1,301,549	1,109,410	192,139
Average deposits	5,495,250	4,913,409	581,841	5,535,979	4,710,893	825,086
Average invested capital	244,976	202,168	42,808	231,608	198,167	33,441

Net interest revenue for the third quarter of 2017 increased $4.1 million or 25 percent over the third quarter of 2016, primarily due to the increase in the average loan volume of $185 million coupled with the increase in rates. Additionally, earnings on net funds invested grew by $2.2 million. Average deposit balances grew by $582 million or 12 percent over the third quarter of 2016. Non-interest bearing demand deposits grew by $240 million or 21 percent, interest-bearing transaction account balances increased $264 million or 9 percent and time deposit balances grew by $76 million or 11 percent. Average loan balances increased $185 million or 16 percent over the prior year.

Fees and commissions revenue increased $2.2 million or 3 percent over the third quarter of 2016. Fiduciary and asset management revenue increased $6.5 million or 19 percent over the prior year primarily due to growth in assets under management, improved pricing discipline and decreased fee waivers. Brokerage and trading revenue decreased by $4.8 million or 14 percent primarily due to decreased activity related to our mortgage banking customers along with a decrease in brokerage fees due to the implementation of the DOL fiduciary rule in the second quarter of 2017.

Fees and commissions revenue above includes fees earned from state and municipal bond and corporate debt underwritings and financial advisory services, primarily in the Oklahoma and Texas markets. In the third quarter of 2017, the Wealth Management division participated in 79 state and municipal bond underwritings that totaled $1.7 billion. As a participant, the Wealth Management division was responsible for facilitating the sale of approximately $454 million of these underwritings. The Wealth Management division also participated in 7 corporate debt underwritings that totaled $2.6 billion. Our interest in these underwritings was $69 million. In the third quarter of 2016, the Wealth Management division participated in 107 state and municipal bond underwritings that totaled approximately $5.2 billion. Our interest in these underwritings totaled approximately $708 million. The Wealth Management division also participated in 11 corporate debt underwritings that totaled $4 billion. Our interest in these underwritings was $93 million.

Operating expense decreased $2.6 million or 4 percent compared to the third quarter of 2016. Personnel expense decreased $2.5 million primarily due to decreased incentive compensation expense. Non-personnel expense decreased $160 thousand.

Corporate expense allocations decreased $1.1 million or 10 percent compared to the prior year.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of September 30, 2017, December 31, 2016 and September 30, 2016.

At September 30, 2017, the carrying value of investment (held-to-maturity) securities was $467 million and the fair value was $490 million. Investment securities consist primarily of long-term, fixed rate Oklahoma and Texas municipal bonds, taxable Texas school construction bonds and residential mortgage-backed securities issued by U.S. government agencies. The investment security portfolio is diversified among issuers. The largest obligation of any single issuer is $30 million. Substantially all of these bonds are general obligations of the issuers. Approximately $99 million of the $198 million portfolio of Texas school construction bonds is also guaranteed by the Texas Permanent School Fund Guarantee Program supervised by the State Board of Education for the State of Texas.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $8.4 billion at September 30, 2017, a $44 million increase compared to June 30, 2017. At September 30, 2017, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities with an amortized cost of $5.3 billion and U.S. government agency commercial mortgage-backed securities with an amortized cost of $2.9 billion. Both residential and commercial mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at September 30, 2017 is 3.2 years. Management estimates the duration extends to 3.9 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.8 years assuming a 50 basis point decline in the current low rate environment.

We also hold amortized cost of $81 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions, a decrease of $5.9 million from June 30, 2017 due to cash payments received during the quarter. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $100 million at September 30, 2017.

The aggregate gross amount of unrealized losses on available for sale securities totaled $51 million at September 30, 2017, compared to $50 million at June 30, 2017. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings during the third quarter of 2017.

BOK Financial is required to hold stock as members of the Federal Reserve system and the Federal Home Loan Banks ("FHLB"). These restricted equity securities are carried at cost as these securities do not have a readily determined fair value because the ownership of these shares is restricted and they lack a market. Federal Reserve Bank stock totaled $37 million and holdings of FHLB stock totaled $311 million at September 30, 2017. Holdings of FHLB stock increased $37 million compared to June 30, 2017. We are required to hold stock in the FHLB in proportion to our borrowings with the FHLB.
Bank-Owned Life Insurance

We have approximately $314 million of bank-owned life insurance at September 30, 2017. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $286 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At September 30, 2017, the fair value of investments held in separate accounts was approximately $292 million. As the underlying fair value of the investments held in a separate accounts at September 30, 2017 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $28 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $17 billion at September 30, 2017, an increase of $23 million over June 30, 2017. The outstanding balance of commercial loans increased by $158 million, offset by a $170 million decrease in commercial real estate loan balances. Residential mortgage loans increased $6.6 million and personal loans grew by $29 million.

Table 12 -- Loans
(In thousands)

	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Commercial:
Energy	$2,867,981	$2,847,240	$2,537,112	$2,497,868	$2,520,804
Services	2,967,513	2,958,827	3,013,375	3,108,990	2,936,599
Healthcare	2,239,451	2,221,518	2,265,604	2,201,916	2,085,046
Wholesale/retail	1,658,098	1,543,695	1,506,243	1,576,818	1,602,030
Manufacturing	519,446	546,137	543,430	514,975	499,486
Other commercial and industrial	543,445	520,538	461,346	490,257	476,198
Total commercial	10,795,934	10,637,955	10,327,110	10,390,824	10,120,163

Commercial real estate:
Retail	725,865	722,805	745,046	761,888	801,377
Multifamily	999,009	952,380	922,991	903,272	873,773
Office	797,089	862,973	860,889	798,888	752,705
Industrial	591,080	693,635	871,463	871,749	838,021
Residential construction and land development	112,102	141,592	135,994	135,533	159,946
Other commercial real estate	292,997	315,207	334,680	337,716	367,776
Total commercial real estate	3,518,142	3,688,592	3,871,063	3,809,046	3,793,598

Residential mortgage:
Permanent mortgage	1,013,965	989,040	977,743	1,006,820	969,558
Permanent mortgages guaranteed by U.S. government agencies	187,370	191,729	204,181	199,387	190,309
Home equity	744,415	758,429	764,350	743,625	712,926
Total residential mortgage	1,945,750	1,939,198	1,946,274	1,949,832	1,872,793

Personal	947,008	917,900	847,459	839,958	678,232

Total	$17,206,834	$17,183,645	$16,991,906	$16,989,660	$16,464,786
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

Commercial loans totaled $10.8 billion or 63 percent of the loan portfolio at September 30, 2017, an increase of $158 million over June 30, 2017. Wholesale/retail loan balances grew by $114 million. Other commercial and industrial loans increased by $23 million, energy loan balances increased by $21 million and healthcare sector loan balances increased $18 million. This growth was offset by a $27 million decrease in manufacturing sector loan balances.

Table 13 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location.

Table 13 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$515,667	$1,538,977	$16,971	$4,020	$334,392	$8,606	$72,259	$377,089	$2,867,981
Services	661,654	856,253	187,561	5,965	316,468	231,846	314,463	393,303	2,967,513
Healthcare	265,166	394,476	131,983	96,446	122,688	127,707	263,705	837,280	2,239,451
Wholesale/retail	422,993	587,592	44,080	31,501	71,908	62,706	88,834	348,484	1,658,098
Manufacturing	109,034	150,554	410	3,121	61,398	32,885	95,558	66,486	519,446
Other commercial and industrial	107,925	160,797	2,371	71,194	26,610	19,204	58,728	96,616	543,445
Total commercial loans	$2,082,439	$3,688,649	$383,376	$212,247	$933,464	$482,954	$893,547	$2,119,258	$10,795,934

The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 34 percent concentrated in the Texas market and 19 percent concentrated in the Oklahoma market. At September 30, 2017, the Other category is primarily composed of California - $310 million or 2.87 percent of the commercial loan portfolio, Florida - $195 million or 1.81 percent of the commercial loan portfolio, Louisiana - $171 million or 1.58 percent of the commercial loan portfolio, Pennsylvania - $119 million or 1.10 percent of the commercial loan portfolio and Tennessee - $114 million or 1.05 percent of the commercial loan portfolio. All other states individually represent one percent or less of total commercial loans.

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

Outstanding energy loans totaled $2.9 billion or 17 percent of total loans at September 30, 2017. Unfunded energy loan commitments of $2.7 billion at September 30, 2017 were largely unchanged compared to June 30, 2017. Approximately $2.3 billion of energy loans were to oil and gas producers, largely unchanged compared to June 30, 2017. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. The Company has largely avoided higher-risk energy lending areas including second-lien financing, mezzanine debt and subordinated debt. In addition, the Company has no direct exposure to energy company equity or to borrowers with deep-water offshore exposure. Approximately 57 percent of the committed production loans are secured by properties primarily producing oil and 43 percent of the committed production loans are secured by properties primarily producing natural gas. Loans to midstream oil and gas companies totaled $314 million at September 30, 2017, an increase of $36 million over June 30, 2017. Loans to borrowers that provide services to the energy industry totaled $163 million at September 30, 2017, down $15 million compared to the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $52 million, a $14 million increase over the prior quarter.

The services sector of the loan portfolio totaled $3.0 billion or 17 percent of total loans and consists of a large number of loans to a variety of businesses, including governmental, educational services, consumer services, loans to entities providing services for real estate and construction and commercial services. Service sector loans increased by $8.7 million over June 30, 2017. Loans to governmental entities totaled $571 million at September 30, 2017. Approximately $1.5 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

The healthcare sector of the loan portfolio totaled $2.2 billion or 13% of total loans and consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At September 30, 2017, the outstanding principal balance of these loans totaled $4.1 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 17 percent of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 35 percent and 13 percent of the total commercial real estate portfolio at September 30, 2017, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $3.5 billion or 20 percent of the loan portfolio at September 30, 2017. The outstanding balance of commercial real estate loans decreased $170 million during the third quarter of 2017 as borrowers continue to refinance loans in the permanent market. Loans secured by industrial properties decreased $103 million. Loans secured by office buildings decreased $66 million. Residential construction and land development loans and other commercial real estate loans also decreased compared to the prior quarter. These decreases were partially offset by a $47 million increase in multifamily residential loans. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 18 percent to 23 percent over the past five years.

The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 14.

Table 14 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Retail	$68,768	$291,284	$103,151	$6,419	$31,647	$27,583	$19,923	$177,090	$725,865
Multifamily	115,182	485,063	19,464	25,930	48,855	56,321	111,260	136,934	999,009
Office	93,693	222,094	76,416	5,928	30,903	68,080	51,787	248,188	797,089
Industrial	97,399	154,007	23,161	—	10,151	10,245	47,044	249,073	591,080
Residential construction and land development	11,483	26,153	18,138	1,995	15,633	6,892	16,018	15,790	112,102
Other commercial real estate	61,464	38,617	14,645	3,301	14,397	24,480	28,311	107,782	292,997
Total commercial real estate loans	$447,989	$1,217,218	$254,975	$43,573	$151,586	$193,601	$274,343	$934,857	$3,518,142

The Other category is primarily composed of Utah and California, which represent $120 million or 3.4 percent and $118 million or 3.3 percent of the commercial real estate portfolio, respectively. All other states represent less than 3% individually.

While recent changes nationally in consumer purchasing trends from brick-and-mortar stores to online has created concern with regards to retail lending, our credit quality remains very good. The portfolio is highly diversified with no material exposure to a single borrower or tenant.

Based on Moody's U.S. Retail Industry Classifications, approximately 60 percent of $726 million of outstanding retail commercial real estate loans have services-based tenants, which are considered less susceptible to online competition. Additionally, 61 percent of the $718 million of outstanding retail loans included in our commercial wholesale/retail sector are service-based.
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

Residential mortgage loans totaled $1.9 billion, largely unchanged compared to June 30, 2017. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 96 percent of our residential mortgage loan portfolio is located within our geographical footprint.

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

At September 30, 2017, $187 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies decreased $4.4 million compared to June 30, 2017.

Home equity loans totaled $744 million at September 30, 2017, a $14 million decrease compared to June 30, 2017. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 50 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 10 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans have a 5 year revolving period followed by a 15 year term of amortizing repayments and may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at September 30, 2017 by lien position and amortizing status follows in Table 15.

Table 15 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$71,921	$406,132	$478,053
Junior lien	140,791	125,571	266,362
Total home equity	$212,712	$531,703	$744,415

Personal loans totaled $947 million, a $29 million increase over the prior quarter primarily due to growth in loans to wealth management customers for investment in businesses that will be repaid from personal income.

The distribution of residential mortgage and personal loans at September 30, 2017 is as follows in Table 16. Residential mortgage loans are distributed by collateral location. Personal loans are generally distributed by borrower location.

Table 16 -- Residential Mortgage and Personal Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$178,762	$420,529	$46,567	$12,765	$168,312	$93,812	$52,951	$40,267	$1,013,965
Permanent mortgages guaranteed by U.S. government agencies	54,803	26,028	41,887	7,029	5,744	1,987	13,128	36,764	187,370
Home equity	387,021	134,753	95,537	5,098	38,346	9,100	71,904	2,656	744,415
Total residential mortgage	$620,586	$581,310	$183,991	$24,892	$212,402	$104,899	$137,983	$79,687	$1,945,750

Personal	$287,080	$403,033	$12,803	$10,438	$62,598	$47,182	$77,992	$45,882	$947,008

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Bank are centrally managed by the Bank of Oklahoma.

Table 17 -- Loans Managed by Primary Geographical Market
(In thousands)

	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Bank of Oklahoma:
Commercial	$3,408,973	$3,369,967	$3,189,183	$3,370,259	$3,545,924
Commercial real estate	712,915	667,932	691,332	684,381	795,806
Residential mortgage	1,405,900	1,398,021	1,404,054	1,407,197	1,401,166
Personal	322,320	318,016	310,708	303,823	271,420
Total Bank of Oklahoma	5,850,108	5,753,936	5,595,277	5,765,660	6,014,316

Bank of Texas:
Commercial	4,434,595	4,339,634	4,148,316	4,022,455	3,903,218
Commercial real estate	1,236,702	1,360,164	1,452,988	1,415,011	1,400,709
Residential mortgage	229,993	232,074	231,647	233,981	229,345
Personal	375,173	354,222	312,092	306,748	278,167
Total Bank of Texas	6,276,463	6,286,094	6,145,043	5,978,195	5,811,439

Bank of Albuquerque:
Commercial	367,747	369,370	407,403	399,256	398,147
Commercial real estate	319,208	324,405	307,927	284,603	299,785
Residential mortgage	101,983	103,849	106,432	108,058	110,478
Personal	12,953	12,439	11,305	11,483	11,333
Total Bank of Albuquerque	801,891	810,063	833,067	803,400	819,743

Bank of Arkansas:
Commercial	91,051	85,020	88,010	86,577	83,544
Commercial real estate	80,917	73,943	74,469	73,616	72,649
Residential mortgage	6,318	6,395	6,829	7,015	6,936
Personal	10,388	11,993	6,279	6,524	6,757
Total Bank of Arkansas	188,674	177,351	175,587	173,732	169,886

Colorado State Bank & Trust:
Commercial	1,124,200	1,065,780	998,216	1,018,208	1,013,314
Commercial real estate	186,427	255,379	266,218	265,264	254,078
Residential mortgage	63,734	63,346	62,313	59,631	59,838
Personal	60,513	56,187	49,523	50,372	42,901
Total Colorado State Bank & Trust	1,434,874	1,440,692	1,376,270	1,393,475	1,370,131

Bank of Arizona:
Commercial	634,809	617,759	643,222	686,253	680,447
Commercial real estate	706,188	705,858	737,088	747,409	726,542
Residential mortgage	40,730	37,034	36,737	36,265	39,206
Personal	55,050	55,528	51,386	52,553	31,205
Total Bank of Arizona	1,436,777	1,416,179	1,468,433	1,522,480	1,477,400

Mobank (Kansas City):
Commercial	734,559	790,425	852,760	807,816	495,569
Commercial real estate	275,785	300,911	341,041	338,762	244,029
Residential mortgage	97,092	98,479	98,262	97,685	25,824
Personal	110,611	109,515	106,166	108,455	36,449
Total Mobank (Kansas City)	1,218,047	1,299,330	1,398,229	1,352,718	801,871

Total BOK Financial loans	$17,206,834	$17,183,645	$16,991,906	$16,989,660	$16,464,786

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included unfunded loan commitments, which totaled $9.7 billion and standby letters of credit, which totaled $666 million at September 30, 2017. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $55 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at September 30, 2017.

Table 18 – Off-Balance Sheet Credit Commitments
(In thousands)

	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Loan commitments	$9,693,489	$9,632,911	$9,403,641	$9,404,665	$8,697,322
Standby letters of credit	665,513	614,852	595,746	585,472	499,990
Mortgage loans sold with recourse	128,681	133,896	134,631	139,486	139,306

We have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. Substantially all of these loans are to borrowers in our primary markets including $79 million to borrowers in Oklahoma, $14 million to borrowers in Arkansas and $12 million to borrowers in New Mexico. An accrual related to this off-balance sheet risk is included in Other liabilities in the consolidated balance sheets and totaled $3.8 million at September 30, 2017 and $3.9 million at June 30, 2017.

We also have an off-balance sheet obligation to repurchase residential mortgage loans sold to government sponsored entities through our mortgage banking activities due to standard representations and warranties made under contractual agreements and to service loans in accordance with investor guidelines. The Company has established accruals for losses related to these obligations that are included in Other liabilities in the Consolidated Balance Sheets and in Mortgage banking costs in the Consolidated Statements of Earnings.

For the period from 2010 through the third quarter of 2017 combined, approximately 18 percent of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. The Company repurchased five loans from the agencies for $1.2 million during the third quarter of 2017. There were four indemnifications on loans paid during the third quarter of 2017. Losses recognized on repurchases were insignificant.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	September 30,
	2017	2016
Number of unresolved deficiency requests	180	221
Aggregate outstanding principal balance subject to unresolved deficiency requests	$8,899	$15,750
Unpaid principal balance subject to indemnification by the Company	5,206	5,399

The accrual for potential loan repurchases under representations and warranties totaled $1.4 million at September 30, 2017 and $1.6 million at June 30, 2017.

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

Derivative contracts are carried at fair value. At September 30, 2017, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $322 million compared to $265 million at June 30, 2017. At September 30, 2017, the fair value of our derivative contracts included $250 million for foreign exchange contracts, $29 million of to-be-announced residential mortgage-backed securities, $27 million for interest rate swaps and $10 million for energy contracts.. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $312 million at September 30, 2017 and $257 million at June 30, 2017.

At September 30, 2017, total derivative assets were reduced by $4.0 million of cash collateral received from counterparties and total derivative liabilities were reduced by $18 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2017 follows in Table 19.

Table 19 -- Fair Value of Derivative Contracts
(In thousands)

Banks and other financial institutions	$163,232
Customers	132,215
Exchanges and clearing organizations	22,478
Fair value of customer risk management program asset derivative contracts, net	$317,925

At September 30, 2017, our largest derivative exposure was to a financial institution for equity option derivative contracts which totaled $3.8 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $27.71 per barrel of oil would increase the fair value of derivative assets by $5.5 million. An increase in prices equivalent to $77.25 per barrel of oil would increase the fair value of derivative assets by $298 million as current prices move further away from the fixed prices embedded in our existing contracts. Liquidity requirements of this program may also be affected by our credit rating. At September 30, 2017, a decrease in our credit rating to below investment grade did not have a significant impact on our obligation to post cash margin on existing contracts. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2017, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. At September 30, 2017, the combined allowance for loan losses and off-balance sheet credit losses totaled $253 million or 1.47 percent of outstanding loans and 117 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $248 million and the accrual for off-balance sheet credit losses was $5.4 million. At June 30, 2017, the combined allowance for credit losses was $256 million or 1.49 percent of outstanding loans and 109 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $250 million and the accrual for off-balance sheet credit losses was $6.4 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. Based on an evaluation of all credit factors, including changes in nonaccruing and potential problem loans, overall loan growth and net charge-offs, the Company determined that no provision for credit losses was necessary in the third quarter of 2017 or the second quarter of 2017.

Table 20 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Allowance for loan losses:
Beginning balance	$250,061	$248,710	$246,159	$245,103	$243,259
Loans charged off:
Commercial	(4,429)	(1,703)	(424)	(81)	(6,266)
Commercial real estate	—	(76)	—	—	—
Residential mortgage	(168)	(40)	(236)	(208)	(285)
Personal	(1,228)	(1,053)	(1,493)	(1,362)	(1,550)
Total	(5,825)	(2,872)	(2,153)	(1,651)	(8,101)
Recoveries of loans previously charged off:
Commercial	1,014	283	1,182	839	177
Commercial real estate	739	208	735	395	521
Residential mortgage	134	169	228	986	650
Personal	550	554	755	593	690
Total	2,437	1,214	2,900	2,813	2,038
Net loans recovered (charged off)	(3,388)	(1,658)	747	1,162	(6,063)
Provision for loan losses	1,030	3,009	1,804	(106)	7,907
Ending balance	$247,703	$250,061	$248,710	$246,159	$245,103
Accrual for off-balance sheet credit losses:
Beginning balance	$6,431	$9,440	$11,244	$11,138	$9,045
Provision for off-balance sheet credit losses	(1,030)	(3,009)	(1,804)	106	2,093
Ending balance	$5,401	$6,431	$9,440	$11,244	$11,138
Total combined provision for credit losses	$—	$—	$—	$—	$10,000
Allowance for loan losses to loans outstanding at period-end	1.44%	1.46%	1.46%	1.45%	1.49%
Net charge-offs (recoveries) (annualized) to average loans	0.08%	0.04%	(0.02)%	(0.03)%	0.15%
Total provision for credit losses (annualized) to average loans	—%	—%	—%	—%	0.24%
Recoveries to gross charge-offs	41.84%	42.27%	134.70%	170.38%	25.16%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.05%	0.06%	0.09%	0.11%	0.12%
Combined allowance for credit losses to loans outstanding at period-end	1.47%	1.49%	1.52%	1.52%	1.56%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. A specific allowance is required when the outstanding principal balance of the loan is not supported by either the discounted cash flows expected to be received from the borrower or the fair value of collateral for collateral dependent loans. At September 30, 2017, impaired loans totaled $404 million, including $90 million with specific allowances of $13 million and $315 million with no specific allowances. At June 30, 2017, impaired loans totaled $428 million, including $73 million of impaired loans with specific allowances of $9.7 million and $355 million with no specific allowances.

Risk grading guidelines in the Office of the Comptroller of the Currency ("OCC") Oil and Gas Lending Handbook updated at the beginning of 2016, heavily weight the ability to repay total borrower debt, regardless of collateral position. This change in grading methodology has increased loans especially mentioned, potential problem loans and nonaccrual loans. Because substantially all of our energy portfolio is supported by senior lien positions that, in general, have substantially lower loss exposure, the historical relationship between loan classification and loss exposure may be more difficult to correlate. The most recently completed energy portfolio redetermination supported that $45 million of impaired energy loans required no allowance for credit losses based on the adequacy of collateral and $66 million of impaired loans with a $4.9 million allowance for credit losses. In addition, $53 million of impaired energy loans are current on all payments due.

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

The aggregate amount of general allowances for all unimpaired loans totaled $206 million at September 30, 2017, a decrease of $6.7 million compared to June 30, 2017. The general allowance attributed to the commercial loan segment decreased $4.5 million and the general allowance attributed to the commercial real estate loan segment decreased $2.2 million.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $28 million at September 30, 2017, an increase of $704 thousand over June 30, 2017. The nonspecific allowance includes consideration of the indirect impact of the prolonged low energy price environment on the broader economies within our geographical footprint that are highly dependent on the energy industry and the impact of the recent hurricane on borrowers in the Houston market.

An allocation of the allowance for loan losses by portfolio segment is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified certain accruing substandard loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. These potential problem loans totaled $285 million at September 30, 2017 and were primarily composed of $207 million or 7 percent of energy loans, $33 million or 1 percent of healthcare sector loans and $17 million or 3 percent of manufacturing sector loans. Potential problem loans totaled $327 million at June 30, 2017.

Based on regulatory guidelines, other loans especially mentioned are in compliance with the original terms of the agreement but may have a weakness that deserves management's close attention. Other loans especially mentioned totaled $198 million at September 30, 2017 and were composed primarily of $114 million or 4 percent of outstanding energy loans, $32 million or 1 percent of outstanding healthcare loans and $26 million or less than 1 percent of outstanding services loans. Other loans especially mentioned totaled $199 million at June 30, 2017.

We updated our semi-annual energy loan portfolio stress test at June 30, 2017 to estimate how the energy portfolio may respond in a prolonged low-price environment. Stress test assumptions include a starting price of $2.00 per million BTUs for natural gas and $35.87 per barrel of oil, gradually escalating over twelve to fifteen years to a maximum of $3.00 and $55.00, respectively. The portion of the combined allowance for credit losses attributable to the energy portfolio totaled 2.41 percent of outstanding energy loans at September 30, 2017, compared to 2.84 percent of outstanding energy loans at June 30, 2017.

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

BOK Financial had net charge-offs of $3.4 million in the third quarter of 2017, compared to net charge-offs of $1.7 million in the second quarter of 2017 and net loans charged off of $6.1 million in the third quarter of 2016. The ratio of net loans charged off to average loans on an annualized basis was 0.08 percent for the third quarter of 2017, compared with 0.04 percent for the second quarter of 2017 and 0.15 percent for the third quarter of 2016.

Net charge-offs of commercial loans were $3.4 million in the third quarter of 2017, primarily due to $4.3 million of charge-offs related to two energy borrowers. Commercial loans had net charge-offs of $1.4 million in the second quarter of 2017 primarily due to a single healthcare borrower. Net commercial real estate loan recoveries were $739 thousand in the third quarter of 2017, compared to net recoveries of $132 thousand in the second quarter of 2017. Net charge-offs of residential mortgage loans were $34 thousand and net charge-offs of personal loans were $678 thousand for the third quarter. Personal loan net charge-offs include deposit account overdraft losses.

Nonperforming Assets

Table 21 -- Nonperforming Assets
(In thousands)

	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Nonaccruing loans:
Commercial	$176,900	$197,157	$156,825	$178,953	$176,464
Commercial real estate	2,975	3,775	4,475	5,521	7,350
Residential mortgage	45,506	44,235	46,081	46,220	52,452
Personal	255	272	235	290	686
Total nonaccruing loans	225,636	245,439	207,616	230,984	236,952
Accruing renegotiated loans guaranteed by U.S. government agencies	69,440	80,624	83,577	81,370	80,306
Real estate and other repossessed assets	32,535	39,436	42,726	44,287	31,941
Total nonperforming assets	$327,611	$365,499	$333,919	$356,641	$349,199
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$249,280	$275,823	$240,234	$263,425	$253,461

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$110,683	$123,992	$110,425	$132,499	$142,966
Services	1,174	7,754	7,713	8,173	8,477
Wholesale / retail	1,893	10,620	11,090	11,407	2,453
Manufacturing	9,059	9,656	5,907	4,931	274
Healthcare	24,446	24,505	909	825	855
Other commercial and industrial	29,645	20,630	20,781	21,118	21,439
Total commercial	176,900	197,157	156,825	178,953	176,464

Commercial real estate:
Residential construction and land development	1,924	2,051	2,616	3,433	3,739
Retail	289	301	314	326	1,249
Office	275	396	413	426	882
Multifamily	—	10	24	38	51
Industrial	—	—	76	76	76
Other commercial real estate	487	1,017	1,032	1,222	1,353
Total commercial real estate	2,975	3,775	4,475	5,521	7,350

Residential mortgage:
Permanent mortgage	24,623	23,415	24,188	22,855	25,956
Permanent mortgage guaranteed by U.S. government agencies	8,891	9,052	10,108	11,846	15,432
Home equity	11,992	11,768	11,785	11,519	11,064
Total residential mortgage	45,506	44,235	46,081	46,220	52,452
Personal	255	272	235	290	686
Total nonaccruing loans	$225,636	$245,439	$207,616	$230,984	$236,952

	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Nonaccruing loans as % of outstanding balance for class:
Commercial:
Energy	3.86%	4.35%	4.35%	5.30%	5.67%
Services	0.04%	0.26%	0.26%	0.26%	0.29%
Wholesale / retail	0.11%	0.69%	0.74%	0.72%	0.15%
Manufacturing	1.74%	1.77%	1.09%	0.96%	0.05%
Healthcare	1.09%	1.10%	0.04%	0.04%	0.04%
Other commercial and industrial	5.46%	3.96%	4.50%	4.31%	4.50%
Total commercial	1.64%	1.85%	1.52%	1.72%	1.74%

Commercial real estate:
Residential construction and land development	1.72%	1.45%	1.92%	2.53%	2.34%
Retail	0.04%	0.04%	0.04%	0.04%	0.16%
Office	0.03%	0.05%	0.05%	0.05%	0.12%
Multifamily	—%	—%	—%	—%	0.01%
Industrial	—%	—%	0.01%	0.01%	0.01%
Other commercial real estate	0.17%	0.32%	0.31%	0.36%	0.37%
Total commercial real estate	0.08%	0.10%	0.12%	0.14%	0.19%

Residential mortgage:
Permanent mortgage	2.43%	2.37%	2.47%	2.27%	2.68%
Permanent mortgage guaranteed by U.S. government agencies	4.75%	4.72%	4.95%	5.94%	8.11%
Home equity	1.61%	1.55%	1.54%	1.55%	1.55%
Total residential mortgage	2.34%	2.28%	2.37%	2.37%	2.80%
Personal	0.03%	0.03%	0.03%	0.03%	0.10%
Total nonaccruing loans	1.31%	1.43%	1.22%	1.36%	1.44%

Ratios:
Allowance for loan losses to nonaccruing loans[1]	114.28%	105.78%	125.92%	112.33%	110.65%
Accruing loans 90 days or more past due[1]	$253	$1,414	$95	$5	$3,839

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. Government.

Nonperforming assets totaled $328 million or 1.90 percent of outstanding loans and repossessed assets at September 30, 2017. Nonaccruing loans totaled $226 million, accruing renegotiated residential mortgage loans totaled $69 million and real estate and other repossessed assets totaled $33 million. All accruing renegotiated residential mortgage loans and $8.9 million of nonaccruing loans are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $27 million compared to the third quarter primarily due to a decrease in nonaccruing energy loans. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

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

A rollforward of nonperforming assets for the three and nine months ended September 30, 2017 follows in Table 22.

Table 22 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2017
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, June 30, 2017	$245,439	$80,624	$39,436	$365,499
Additions	24,366	11,329	—	35,695
Transfers from premises and equipment	—	—	—	—
Payments	(34,686)	(760)	—	(35,446)
Charge-offs	(5,825)	—	—	(5,825)
Net gains, losses and write-downs	—	—	(3,810)	(3,810)
Foreclosure of nonperforming loans	(2,600)	—	2,600	—
Foreclosure of loans guaranteed by U.S. government agencies	(1,221)	(930)	—	(2,151)
Proceeds from sales	—	(21,053)	(5,210)	(26,263)
Net transfers to nonaccruing loans	136	(136)	—	—
Return to accrual status	—	—	—	—
Other, net	27	366	(481)	(88)
Balance, September 30, 2017	$225,636	$69,440	$32,535	$327,611

	Nine Months Ended
	September 30, 2017
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2016	$230,984	$81,370	$44,287	$356,641
Additions	106,098	37,683	—	143,781
Transfers from premises and equipment	—	—	452	452
Payments	(84,848)	(2,546)	—	(87,394)
Charge-offs	(10,850)	—	—	(10,850)
Net gains, losses and write-downs	—	—	(2,206)	(2,206)
Foreclosure of nonperforming loans	(4,197)	—	4,197	—
Foreclosure of loans guaranteed by U.S. government agencies	(5,201)	(5,220)	—	(10,421)
Proceeds from sales	—	(42,459)	(12,912)	(55,371)
Net transfers to nonaccruing loans	136	(136)	—	—
Return to accrual status	(6,556)	—	—	(6,556)
Other, net	70	748	(1,283)	(465)
Balance, September 30, 2017	$225,636	$69,440	$32,535	$327,611

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
Commercial

Nonaccruing commercial loans totaled $177 million or 1.64 percent of total commercial loans at September 30, 2017 and $197 million or 1.85 percent of commercial loans at June 30, 2017. There were $15 million in newly identified nonaccruing commercial loans during the quarter, offset by $31 million in payments and $4.4 million of charge-offs. Newly identified nonaccruing commercial loans were primarily other commercial & industrial loans and energy loans.

Nonaccruing commercial loans at September 30, 2017 were primarily composed of $111 million or 3.86 percent of total energy loans, $30 million or 5.46 percent of total other commercial and industrial sector loans and $24 million or 1.09 percent of total healthcare sector loans.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $3.0 million or 0.08 percent of outstanding commercial real estate loans at September 30, 2017, down from $3.8 million or 0.10 percent of outstanding commercial real estate loans at June 30, 2017. Newly identified nonaccruing commercial real estate loans of $2.0 million were offset by $1.7 million of cash payments received and $1.1 million foreclosures. There were no charge-offs of nonaccruing commercial real estate loans during the third quarter.

Nonaccruing commercial real estate loans were primarily composed of $1.9 million or 1.72 percent of residential construction and land development loans.

Residential Mortgage and Personal

Nonaccruing residential mortgage loans totaled $46 million or 2.34 percent of outstanding residential mortgage loans at September 30, 2017, a $1.3 million increase over June 30, 2017. Newly identified nonaccruing residential mortgage loans totaling $5.7 million were partially offset by $2.8 million of foreclosures, $1.7 million of payments and $168 thousand of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans, which totaled $25 million or 2.43 percent of outstanding non-guaranteed permanent residential mortgage loans at September 30, 2017. Nonaccruing home equity loans totaled $12 million or 1.61 percent of total home equity loans.

Payments of accruing residential mortgage loans and personal loans may be delinquent. The composition of residential mortgage loans and personal loans past due but still accruing is included in the following Table 23. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 59 days past due increased $3.2 million in the third quarter to $6.8 million at September 30, 2017. Residential mortgage loans 60 to 89 days past due decreased by $489 thousand. Personal loans past due 30 to 59 days increased by $2.8 million and personal loans 60 to 89 days decreased $208 thousand.

Table 23 -- Residential Mortgage and Personal Loans Past Due
(In thousands)

	September 30, 2017			June 30, 2017
	90 Days or More	60 to 89 Days	30 to 59 Days	90 Days or More	60 to 89 Days	30 to 59 Days
Residential mortgage:
Permanent mortgage[1]	$—	$454	$3,705	$132	$1,026	$2,024
Home equity	28	445	3,066	—	362	1,564
Total residential mortgage	$28	$899	$6,771	132	$1,388	$3,588

Personal	$8	$81	$3,296	$—	$289	$487

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $33 million at September 30, 2017, a decrease of $6.9 million compared to June 30, 2017. The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 24 following.

Table 24 -- Real Estate and Other Repossessed Assets by Collateral Location
(In thousands)

	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties	$2,735	$882	$—	$418	$1,185	$692	$160	$358	$6,430
Developed commercial real estate properties	71	—	1,116	—	—	207	—	—	1,394
Undeveloped land	1,116	1,215	—	—	1,057	135	1,197	—	4,720
Residential land development properties	101	—	—	—	—	102	1	—	204
Oil and gas properties	5,645	13,060					1,075	—	19,780
Other	7	—	—	—	—	—	—	—	7
Total real estate and other repossessed assets	$9,675	$15,157	$1,116	$418	$2,242	$1,136	$2,433	$358	$32,535

Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Liquidity and Capital

Subsidiary Bank

Deposits and borrowed funds are the primary sources of liquidity for BOKF, NA, the wholly owned subsidiary bank of BOK Financial. Based on the average balances for the third quarter of 2017, approximately 67 percent of our funding was provided by deposit accounts, 20 percent from borrowed funds, less than 1 percent is from long-term subordinated debt and 11 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the third quarter of 2017 totaled $22.1 billion, largely unchanged compared to the second quarter of 2017. Demand deposit balances grew by $51 million during the third quarter of 2017 partially offset by a decrease in time deposits of $28 million.
Table 25 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Commercial Banking	$8,683,331	$8,652,811	$8,631,724	$8,543,532	$8,317,341
Consumer Banking	6,707,859	6,662,838	6,581,446	6,659,380	6,660,514
Wealth Management	5,495,250	5,531,091	5,582,554	5,333,095	4,913,409
Subtotal	20,886,440	20,846,740	20,795,724	20,536,007	19,891,264
Funds Management and other	1,232,881	1,245,591	1,573,698	1,167,409	873,750
Total	$22,119,321	$22,092,331	$22,369,422	$21,703,416	$20,765,014

Average Commercial Banking deposit balances were largely unchanged compared to the second quarter of 2017. The average balance of interest-bearing transaction accounts increased $60 million, partially offset by a $26 million decrease in demand deposits. Average deposit balances attributed to commercial and industrial customers decreased by $145 million, offset by a $114 million increase in balances attributed to energy customers and a $45 million increase in average balances attributed to commercial real estate customers. Commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease once the economic outlook improves and customers deploy cash or short-term market interest rates rise and related earnings credit rates rise, reducing the amount of deposits required to offset service charges.

Average Consumer Banking deposit balances increased by $45 million. Demand deposit balances grew by $51 million, partially offset by a $17 million decrease in time deposit balances. Interest-bearing transaction and savings account balances were also up slightly over the prior quarter.

Average Wealth Management deposits decreased $36 million compared to the second quarter of 2017. A $68 million decrease in interest-bearing transaction account balances was partially offset by a $39 million increase in demand deposit balances.

Average deposits attributed to Funds Management and Other decreased $13 million.

Average time deposits for the third quarter of 2017 included $602 million of brokered deposits, an increase of $12 million over the second quarter of 2017. Average interest-bearing transaction accounts for the third quarter included $1.4 billion of brokered deposits, an increase of $26 million over the second quarter of 2017.

The distribution of our period end deposit account balances among principal markets follows in Table 26.

Table 26 -- Period End Deposits by Principal Market Area
(In thousands)

	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Bank of Oklahoma:
Demand	$4,061,612	$4,353,421	$4,320,666	$3,993,170	$4,158,273
Interest-bearing:
Transaction	5,909,259	5,998,787	6,114,288	6,345,536	5,701,983
Savings	265,023	263,664	265,014	241,696	242,959
Time	1,131,547	1,170,014	1,189,144	1,118,355	1,091,464
Total interest-bearing	7,305,829	7,432,465	7,568,446	7,705,587	7,036,406
Total Bank of Oklahoma	11,367,441	11,785,886	11,889,112	11,698,757	11,194,679

Bank of Texas:
Demand	3,094,184	3,121,890	3,091,258	3,137,009	2,734,981
Interest-bearing:
Transaction	2,272,987	2,272,185	2,317,576	2,388,812	2,240,040
Savings	93,400	91,491	89,640	83,101	84,642
Time	521,072	502,128	511,037	535,642	528,380
Total interest-bearing	2,887,459	2,865,804	2,918,253	3,007,555	2,853,062
Total Bank of Texas	5,981,643	5,987,694	6,009,511	6,144,564	5,588,043

Bank of Albuquerque:
Demand	659,793	612,117	593,117	627,979	584,681
Interest-bearing:
Transaction	551,884	558,523	623,677	590,571	555,326
Savings	53,532	54,136	53,683	49,963	54,480
Time	224,773	229,616	233,506	238,408	244,706
Total interest-bearing	830,189	842,275	910,866	878,942	854,512
Total Bank of Albuquerque	1,489,982	1,454,392	1,503,983	1,506,921	1,439,193

Bank of Arkansas:
Demand	31,442	40,511	42,622	26,389	32,203
Interest-bearing:
Transaction	126,746	129,848	106,804	105,232	313,480
Savings	1,876	2,135	2,304	2,192	2,051
Time	14,434	14,876	15,067	16,696	17,534
Total interest-bearing	143,056	146,859	124,175	124,120	333,065
Total Bank of Arkansas	174,498	187,370	166,797	150,509	365,268

Colorado State Bank & Trust:
Demand	540,300	577,617	601,778	576,000	517,063
Interest-bearing:
Transaction	628,807	626,343	610,510	616,679	623,055
Savings	34,776	35,651	37,801	32,866	31,613
Time	231,927	228,458	234,740	242,782	247,667
Total interest-bearing	895,510	890,452	883,051	892,327	902,335
Total Colorado State Bank & Trust	1,435,810	1,468,069	1,484,829	1,468,327	1,419,398

	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Bank of Arizona:
Demand	335,740	366,866	342,854	366,755	418,718
Interest-bearing:
Transaction	174,010	154,457	180,254	305,099	303,750
Savings	4,105	3,638	3,858	2,973	2,959
Time	20,831	19,911	26,112	27,765	27,935
Total interest-bearing	198,946	178,006	210,224	335,837	334,644
Total Bank of Arizona	534,686	544,872	553,078	702,592	753,362

Mobank (Kansas City):
Demand	462,410	496,473	514,278	508,418	235,445
Interest-bearing:
Transaction	361,391	346,996	406,105	513,176	86,526
Savings	12,513	13,603	13,424	12,679	1,645
Time	27,705	31,119	34,242	42,152	11,945
Total interest-bearing	401,609	391,718	453,771	568,007	100,116
Total Mobank (Kansas City)	864,019	888,191	968,049	1,076,425	335,561
Total BOK Financial deposits	$21,848,079	$22,316,474	$22,575,359	$22,748,095	$21,095,504

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of wholesale federal funds purchased totaled $13 million at September 30, 2017. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $6.1 billion during the quarter, up from $5.5 billion in the second quarter of 2017.

At September 30, 2017, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $6.1 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 27.

Table 27 -- Borrowed Funds
(In thousands)

		Three Months Ended September 30, 2017				Three Months Ended June 30, 2017
	Sept. 30, 2017	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2017	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Trust preferred debt	$—	$—	—%	$—	$—	$6,084	3.49%	$7,217
Other	3,103	947	11.23%	$3,104	878	867	11.06%	881
Total other borrowings	3,103	947	11.23%		878	6,951	5.14%
Subordinated debentures	144,668	144,663	5.68%	$144,668	144,658	144,654	5.55%	144,658
Total parent company and other non-bank subsidiaries	147,771	145,610	5.83%		145,536	151,605	5.53%

BOKF, NA:
Funds purchased	62,356	49,774	0.92%	62,356	67,990	63,263	0.61%	67,990
Repurchase agreements	328,189	361,512	0.15%	381,340	396,333	427,353	0.06%	489,814
Other borrowings:
Federal Home Loan Bank advances	6,200,000	6,127,174	1.27%	6,200,000	5,200,000	5,532,967	1.07%	5,600,000
GNMA repurchase liability	22,705	19,083	4.55%	22,908	16,056	16,734	4.65%	17,693
Other	15,467	15,437	2.38%	15,467	15,409	15,379	2.40%	15,409
Total other borrowings	6,238,172	6,161,694	1.29%		5,231,465	5,565,080	1.09%
Total BOKF, NA	6,628,717	6,572,980	1.22%		5,695,788	6,055,696	1.01%

Total other borrowed funds and subordinated debentures	$6,776,488	$6,718,590	1.32%		$5,841,324	$6,207,301	1.12%
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

At September 30, 2017, cash and interest-bearing cash and cash equivalents held by the parent company totaled $162 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2017, based upon the most restrictive limitations as well as management's internal capital policy, the bank could declare up to $343 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at September 30, 2017 was $3.5 billion, an increase of $66 million over June 30, 2017. Net income less cash dividends paid increased equity $57 million during the third quarter of 2017. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On October 27, 2015, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of September 30, 2017, a cumulative total of 2,879,243 shares have been repurchased under this authorization. No shares were repurchased in the third quarter of 2017.
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

The capital ratios for BOK Financial on a consolidated basis are presented in Table 28.

Table 28 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.90%	11.76%	11.99%
Tier 1 capital	6.00%	2.50%	8.50%	11.90%	11.76%	11.99%
Total capital	8.00%	2.50%	10.50%	13.47%	13.36%	13.65%
Tier 1 Leverage	4.00%	N/A	4.00%	9.30%	9.27%	9.06%

Average total equity to average assets				10.56%	10.53%	10.39%
Tangible common equity ratio				9.23%	9.24%	9.19%

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

Table 29 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 29 -- Non-GAAP Measure
(Dollars in thousands)

	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Tangible common equity ratio:
Total shareholders' equity	$3,488,814	$3,422,469	$3,341,744	$3,274,854	$3,398,311
Less: Goodwill and intangible assets, net	485,710	487,452	488,294	495,830	424,716
Tangible common equity	3,003,104	2,935,017	2,853,450	2,779,024	2,973,595
Total assets	33,005,515	32,263,532	32,628,932	32,772,281	32,779,231
Less: Goodwill and intangible assets, net	485,710	487,452	488,294	495,830	424,716
Tangible assets	$32,519,805	$31,776,080	$32,140,638	$32,276,451	$32,354,515
Tangible common equity ratio	9.23%	9.24%	8.88%	8.61%	9.19%

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

The Asset/Liability Committee is responsible for managing market risk in accordance with policy limits established by the Board of Directors. The Committee monitors projected variation in net interest revenue, net income and economic value of equity due to specified changes in interest rates. These limits also set maximum levels for short-term borrowings, short-term assets, public funds and brokered deposits and establish minimum levels for un-pledged assets, among other things. Further, the Board approved market risk limits for fixed income trading, mortgage pipeline and mortgage servicing assets inclusive of economic hedge benefits. Exposure is measured daily and compliance is reviewed monthly. Deviations from the Board approved limits, which periodically occur throughout the reporting period, may require management to develop and execute plans to reduce exposure. These plans are subject to escalation to and approval by the Board.

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

Table 30 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	September 30,		September 30,
	2017	2016	2017	2016
Anticipated impact over the next twelve months on net interest revenue	$652	$551	$(18,117)	$(25,147)
	0.08%	0.07%	(2.10)%	(3.22)%

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

We maintain a portfolio of financial instruments, which may include debt securities issued by the U.S. government or its agencies and interest rate derivative contracts held as an economic hedge of the changes in the fair value of our mortgage servicing rights. Composition of this portfolio will change based on our assessment of market risk. Changes in the fair value of residential mortgage-backed securities are highly dependent on changes in secondary mortgage rates required by investors, and interest rate derivative contracts are highly dependent on changes in other market interest rates. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in the forward-looking spread between the primary and secondary rates can cause significant earnings volatility.

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

Table 31 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	September 30,
	2017		2016
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$26,449	$(33,561)	$30,597	$(52,609)
MSR Hedge	(32,790)	29,132	(37,529)	34,948
Net Exposure	(6,341)	(4,429)	(6,932)	(17,661)

Trading Activities

The Company bears market risk by originating residential mortgages held for sale (RMHFS). RMHFS are generally outstanding for 60 to 90 days, which represents the typical period from commitment to originate a loan to sale of the closed loan to an investor. Primary mortgage interest rate changes during this period affect the value of RMHFS commitments and loans. We use forward sale contracts to mitigate market risk on all closed mortgage loans held for sale and on an estimate of mortgage loan commitments that are expected to result in closed loans.

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

Table 32 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(167)	$(881)	$(590)	$(449)	$21	$(1,172)	$(2,778)	$(542)
Low[2]	1,314	187	930	1,055	1,314	187	930	1,815
High[3]	(1,533)	(1,993)	(2,563)	(2,030)	(1,553)	(2,377)	(6,858)	(2,953)
Period End	(744)	(374)	(76)	360	(744)	(374)	(76)	360

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

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

Table 33 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(1,152)	$1,171	$(3,541)	$3,756	$(1,711)	$1,884	$(3,172)	$3,070
Low[2]	328	3,509	(954)	7,013	328	5,210	146	7,013
High[3]	(3,404)	(486)	(6,130)	430	(4,386)	(486)	(6,130)	(107)
Period End	(1,395)	945	(1,718)	2,469	(1,395)	945	(1,718)	2,469

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.
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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2017	2016	2017	2016
Loans	$184,200	$146,840	$514,047	$427,512
Residential mortgage loans held for sale	2,095	3,615	6,317	9,823
Trading securities	3,975	2,996	12,497	4,136
Investment securities	3,951	4,132	12,127	12,736
Available for sale securities	44,925	43,042	131,660	132,381
Fair value option securities	5,066	1,531	10,985	6,182
Restricted equity securities	4,826	4,510	13,534	12,684
Interest-bearing cash and cash equivalents	6,375	2,651	15,817	7,926
Total interest revenue	255,413	209,317	716,984	613,380
Interest expense
Deposits	14,530	9,812	38,506	30,351
Borrowed funds	20,361	9,191	47,542	25,943
Subordinated debentures	2,070	2,468	6,098	4,056
Total interest expense	36,961	21,471	92,146	60,350
Net interest revenue	218,452	187,846	624,838	553,030
Provision for credit losses	—	10,000	—	65,000
Net interest revenue after provision for credit losses	218,452	177,846	624,838	488,030
Other operating revenue
Brokerage and trading revenue	33,169	38,006	98,556	109,877
Transaction card revenue	37,826	33,933	105,249	101,237
Fiduciary and asset management revenue	40,687	34,073	121,126	100,942
Deposit service charges and fees	23,209	23,668	69,593	68,828
Mortgage banking revenue	24,890	38,516	80,357	105,500
Other revenue	13,670	13,080	40,406	38,336
Total fees and commissions	173,451	181,276	515,287	524,720
Other gains, net	(1,283)	2,442	8,452	5,309
Gain on derivatives, net	1,033	2,226	3,824	20,130
Gain (loss) on fair value option securities, net	661	(3,355)	1,505	10,367
Change in fair value of mortgage servicing rights	(639)	2,327	(5,726)	(41,944)
Gain on available for sale securities, net	2,487	2,394	4,916	11,684
Total other operating revenue	175,710	187,310	528,258	530,266
Other operating expense
Personnel	147,910	139,212	428,079	411,987
Business promotion	7,105	6,839	21,560	19,238
Professional fees and services	11,887	14,038	35,723	39,955
Net occupancy and equipment	21,325	20,111	64,074	58,554
Insurance	6,005	9,390	13,098	23,784
Data processing and communications	37,327	33,331	108,559	98,150
Printing, postage and supplies	3,917	3,790	11,908	11,586
Net losses (gains) and operating expenses of repossessed assets	6,071	(926)	9,347	1,732
Amortization of intangible assets	1,744	1,521	5,349	5,304
Mortgage banking costs	13,450	15,963	38,525	44,039
Other expense	9,193	14,819	25,308	37,714
Total other operating expense	265,934	258,088	761,530	752,043
Net income before taxes	128,228	107,068	391,566	266,253
Federal and state income taxes	42,438	31,956	128,246	83,881
Net income	85,790	75,112	263,320	182,372
Net income (loss) attributable to non-controlling interests	141	835	1,168	(270)
Net income attributable to BOK Financial Corporation shareholders	$85,649	$74,277	$262,152	$182,642
Earnings per share:
Basic	$1.31	$1.13	$4.01	$2.77
Diluted	$1.31	$1.13	$4.00	$2.76
Average shares used in computation:
Basic	64,742,822	65,085,392	64,729,391	65,208,774
Diluted	64,805,172	65,157,841	64,793,893	65,263,566
Dividends declared per share	$0.44	$0.43	$1.32	$1.29

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$85,790	$75,112	$263,320	$182,372
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	512	(33,458)	33,881	133,108
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	—	—	(112)
Gain on available for sale securities, net	(2,487)	(2,394)	(4,916)	(11,684)
Other comprehensive income (loss) before income taxes	(1,975)	(35,852)	28,965	121,312
Federal and state income taxes	(768)	(13,947)	11,241	47,172
Other comprehensive income (loss), net of income taxes	(1,207)	(21,905)	17,724	74,140
Comprehensive income	84,583	53,207	281,044	256,512
Comprehensive income (loss) attributable to non-controlling interests	141	835	1,168	(270)
Comprehensive income attributable to BOK Financial Corp. shareholders	$84,442	$52,372	$279,876	$256,782

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	Sept. 30, 2017	Dec. 31, 2016	Sept. 30, 2016
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$547,203	$620,846	$535,916
Interest-bearing cash and cash equivalents	1,926,779	1,916,651	2,080,978
Trading securities	614,117	337,628	546,615
Investment securities (fair value: September 30, 2017 – $489,895; December 31, 2016 – $565,493 ; September 30, 2016 – $580,310)	466,562	546,145	546,457
Available for sale securities	8,383,199	8,676,829	8,862,283
Fair value option securities	819,531	77,046	222,409
Restricted equity securities	347,542	307,240	333,391
Residential mortgage loans held for sale	275,643	301,897	447,592
Loans	17,206,834	16,989,660	16,464,786
Allowance for loan losses	(247,703)	(246,159)	(245,103)
Loans, net of allowance	16,959,131	16,743,501	16,219,683
Premises and equipment, net	320,060	325,849	318,196
Receivables	314,251	772,952	650,368
Goodwill	446,697	448,899	382,739
Intangible assets, net	39,013	46,931	41,977
Mortgage servicing rights	245,858	247,073	203,621
Real estate and other repossessed assets, net of allowance (September 30, 2017 – $11,738; December 31, 2016 – $9,562; September 30, 2016 – $9,524)	32,535	44,287	31,941
Derivative contracts, net	352,559	689,872	655,078
Cash surrender value of bank-owned life insurance	314,201	308,430	310,211
Receivable on unsettled securities sales	230,225	7,188	19,642
Other assets	370,409	353,017	370,134
Total assets	$33,005,515	$32,772,281	$32,779,231

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$9,185,481	$9,235,720	$8,681,364
Interest-bearing deposits:
Transaction	10,025,084	10,865,105	9,824,160
Savings	465,225	425,470	420,349
Time	2,172,289	2,221,800	2,169,631
Total deposits	21,848,079	22,748,095	21,095,504
Funds purchased	62,356	57,929	109,031
Repurchase agreements	328,189	668,661	504,573
Other borrowings	6,241,275	4,846,072	6,533,443
Subordinated debentures	144,668	144,640	144,631
Accrued interest, taxes and expense	152,029	146,704	191,276
Derivative contracts, net	336,327	664,531	573,987
Due on unsettled securities purchases	160,781	6,508	677
Other liabilities	217,372	182,784	193,698
Total liabilities	29,491,076	29,465,924	29,346,820
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2017 – 75,129,535; December 31, 2016 – 74,993,407; September 30, 2016 – 74,866,429)	4	4	4
Capital surplus	1,028,489	1,006,535	995,680
Retained earnings	2,999,005	2,823,334	2,801,931
Treasury stock (shares at cost: September 30, 2017 – 9,672,749; December 31, 2016 – 9,655,975; September 30, 2016 – 8,955,975)	(545,441)	(544,052)	(495,031)
Accumulated other comprehensive income (loss)	6,757	(10,967)	95,727
Total shareholders’ equity	3,488,814	3,274,854	3,398,311
Non-controlling interests	25,625	31,503	34,100
Total equity	3,514,439	3,306,357	3,432,411
Total liabilities and equity	$33,005,515	$32,772,281	$32,779,231

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2015	74,530	$4	$982,009	$2,704,121	8,636	$(477,165)	$21,587	$3,230,556	$37,083	$3,267,639
Net income (loss)	—	—	—	182,642	—	—	—	182,642	(270)	182,372
Other comprehensive income	—	—	—	—	—	—	74,140	74,140	—	74,140
Repurchase of common stock	—	—	—	—	305	(17,771)	—	(17,771)	—	(17,771)
Share-based compensation plans:
Stock options exercised	108	—	5,513	—	—	—	—	5,513	—	5,513
Non-vested shares awarded, net	228	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	15	(95)	—	(95)	—	(95)
Tax effect from equity compensation, net	—	—	589	—	—	—	—	589	—	589
Share-based compensation	—	—	7,569	—	—	—	—	7,569	—	7,569
Cash dividends on common stock	—	—	—	(84,832)	—	—	—	(84,832)	—	(84,832)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,713)	(2,713)

Balance, September 30, 2016	74,866	$4	$995,680	$2,801,931	8,956	$(495,031)	$95,727	$3,398,311	$34,100	$3,432,411

Balance, December 31, 2016	74,993	$4	$1,006,535	$2,823,334	9,656	$(544,052)	$(10,967)	$3,274,854	$31,503	$3,306,357
Net income (loss)	—	—	—	262,152	—	—	—	262,152	1,168	263,320
Other comprehensive income	—	—	—	—	—	—	17,724	17,724	—	17,724
Share-based compensation plans:
Stock options exercised	80	—	4,564	—	—	—	—	4,564	—	4,564
Non-vested shares awarded, net	57	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	17	(1,389)	—	(1,389)	—	(1,389)
Share-based compensation	—	—	17,390	—	—	—	—	17,390	—	17,390
Cash dividends on common stock	—	—	—	(86,481)	—	—	—	(86,481)	—	(86,481)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(7,046)	(7,046)

Balance, September 30, 2017	75,130	$4	$1,028,489	$2,999,005	9,673	$(545,441)	$6,757	$3,488,814	$25,625	$3,514,439

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$263,320	$182,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	65,000
Change in fair value of mortgage servicing rights due to market changes	5,726	41,944
Change in the fair value of mortgage servicing rights due to loan runoff	24,928	29,385
Net unrealized gains from derivative contracts	(3,937)	(9,755)
Share-based compensation	17,390	7,569
Depreciation and amortization	39,154	35,158
Net amortization of securities discounts and premiums	22,149	31,373
Net realized gains on financial instruments and other net gains	(1,930)	(13,663)
Net gain on mortgage loans held for sale	(35,778)	(61,775)
Mortgage loans originated for sale	(2,446,793)	(4,927,442)
Proceeds from sale of mortgage loans held for sale	2,503,759	4,855,682
Capitalized mortgage servicing rights	(29,439)	(56,345)
Change in trading and fair value option securities	(1,019,906)	(204,030)
Change in receivables	459,480	(483,836)
Change in other assets	(18,991)	(17,931)
Change in accrued interest, taxes and expense	(99)	27,780
Change in other liabilities	43,767	7,262
Net cash provided by (used in) operating activities	(177,200)	(491,252)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	94,243	65,104
Proceeds from maturities or redemptions of available for sale securities	1,345,575	1,120,917
Purchases of investment securities	(18,802)	(18,599)
Purchases of available for sale securities	(2,001,160)	(1,860,287)
Proceeds from sales of available for sale securities	966,044	1,027,379
Change in amount receivable on unsettled securities transactions	(223,037)	20,551
Loans originated, net of principal collected	(156,404)	(551,351)
Net payments on derivative asset contracts	334,709	(79,512)
Acquisitions, net of cash acquired	—	(7,700)
Proceeds from disposition of assets	162,793	131,761
Purchases of assets	(170,937)	(159,263)
Net cash provided by (used in) investing activities	333,024	(311,000)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(850,505)	243,779
Net change in time deposits	(49,511)	(236,433)
Net change in other borrowed funds	957,859	1,015,822
Repayment of subordinated debentures	—	(226,550)
Issuance of subordinated debentures	—	145,331
Net proceeds on derivative liability contracts	(339,566)	76,144
Net change in derivative margin accounts	(8,583)	(129,141)
Change in amount due on unsettled security transactions	154,273	(16,220)
Issuance of common and treasury stock, net	3,175	5,418
Repurchase of common stock	—	(17,771)
Dividends paid	(86,481)	(84,832)
Net cash provided by (used in) financing activities	(219,339)	775,547
Net increase (decrease) in cash and cash equivalents	(63,515)	(26,705)
Cash and cash equivalents at beginning of period	2,537,497	2,643,599
Cash and cash equivalents at end of period	$2,473,982	$2,616,894

Supplemental Cash Flow Information:
Cash paid for interest	$89,901	$61,522
Cash paid for taxes	$95,967	$43,096
Net loans and bank premises transferred to repossessed real estate and other assets	$4,649	$20,580
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$101,299	$79,710
Conveyance of other real estate owned guaranteed by U.S. government agencies	$32,033	$50,855
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

The financial information should be read in conjunction with BOK Financial’s 2016 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2016 have been derived from the audited financial statements included in BOK Financial’s 2016 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09")

On May 28, 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue by providing a more robust framework that will give greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in contracts with customers, a determination of the transaction price and an allocation of the price to those performance obligations. The entity recognizes revenue when performance obligations are satisfied. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Net interest revenue from financial assets and liabilities is explicitly excluded from the scope of ASU 2014-09. Management expects that there will be no material impact on the timing of revenue recognized as our current revenue recognition policies generally conform with the principals in the standard. Management will adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings if such adjustment is significant. Currently, we do not anticipate any significant adjustments.

FASB Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08")

On March 17, 2016, the FASB Issued ASU 2016-08 to amend the principal versus agent implementation guidance in ASU 2014-09. The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. ASU 2016-08 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Management expects that interchange fees paid to issuing banks for card transactions processed related to its merchant processing services currently included in data processing and communication expense, will be netted against the amounts charged to the merchant in transaction card processing revenue. For 2016, interchange fees related to merchant processing services were approximately $27 million.

FASB Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01")

On January 5, 2016, the FASB issued ASU 2016-01 over the recognition and measurement of financial assets and liabilities. The update requires equity investments, in general, to be measured at fair value with changes in fair value recognized in earnings. It also eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires entities to use the exit price notion when measuring fair value, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the fair value option has been elected, requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or accompanying notes, clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets, and simplifies the impairment assessment of equity investments without readily determinable fair values. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2017. Upon adoption, unrealized gains and losses from equity securities will be reclassified from other comprehensive income to retained earnings. At September 30, 2017, the Company had $2.2 million of net unrealized gains included in accumulated other comprehensive income.

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

On March 30, 2016, the FASB issued ASU 2016-09 to simplify multiple aspects of accounting for employee share-based payment transactions including accounting for income taxes, forfeitures, and statutory tax withholding requirements. The ASU became effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Implementation of ASU 2016-09 decreased tax expense $2.5 million in the first nine months of 2017.

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

FASB Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12")

On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC815 in order to improve transparency and understandability of information and reduce the complexity. The update expands the types of transactions eligible for hedge accounting, eliminates the requirement to separately measure and present hedge ineffectiveness, simplifies hedge effectiveness assessments and updates documentation and presentation requirements. ASU 2017-12 is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2017-12 will have on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	September 30, 2017		December 31, 2016		September 30, 2016
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$30,162	$(101)	$6,234	$(4)	$15,705	$(7)
U.S. government agency residential mortgage-backed securities	516,760	723	310,067	635	464,749	876
Municipal and other tax-exempt securities	56,148	153	14,427	50	54,856	(100)
Other trading securities	11,047	23	6,900	57	11,305	14
Total trading securities	$614,117	$798	$337,628	$738	$546,615	$783
Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2017
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$246,000	$249,250	$3,415	$(165)
U.S. government agency residential mortgage-backed securities – Other	16,926	17,458	594	(62)
Other debt securities	203,636	223,187	20,141	(590)
Total investment securities	$466,562	$489,895	$24,150	$(817)

[1]	Gross unrealized gains and losses are not recognized in Accumulated Other Comprehensive Income "AOCI" in the Consolidated Balance Sheets.

	December 31, 2016
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$320,364	$321,225	$2,272	$(1,411)
U.S. government agency residential mortgage-backed securities – Other	20,777	21,473	767	(71)
Other debt securities	205,004	222,795	18,115	(324)
Total investment securities	$546,145	$565,493	$21,154	$(1,806)

[1]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

	September 30, 2016
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$323,225	$327,788	$4,745	$(182)
U.S. government agency residential mortgage-backed securities – Other	22,166	23,452	1,286	—
Other debt securities	201,066	229,070	28,014	(10)
Total investment securities	$546,457	$580,310	$34,045	$(192)

[1]	Gross unrealized gains and losses are not recognized in AOCI in the Consolidated Balance Sheets.

The amortized cost and fair values of investment securities at September 30, 2017, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Amortized cost	$84,786	$107,938	$16,132	$37,144	$246,000	3.51
Fair value	84,835	108,352	16,776	39,287	249,250
Nominal yield¹	1.75%	2.15%	4.68%	5.21%	2.64%
Other debt securities:
Amortized cost	13,546	47,077	130,494	12,519	203,636	6.40
Fair value	13,688	50,230	147,066	12,203	223,187
Nominal yield	4.10%	4.86%	5.75%	4.47%	5.35%
Total fixed maturity securities:
Amortized cost	$98,332	$155,015	$146,626	$49,663	$449,636	4.82
Fair value	98,523	158,582	163,842	51,490	472,437
Nominal yield	2.08%	2.97%	5.63%	5.02%	3.87%
Residential mortgage-backed securities:
Amortized cost					$16,926	³
Fair value					17,458
Nominal yield[4]					2.76%
Total investment securities:
Amortized cost					$466,562
Fair value					489,895
Nominal yield					3.83%

[1]	Calculated on a taxable equivalent basis using a 39 percent effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 4.7 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2017
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$999	$—	$(1)	$—
Municipal and other tax-exempt	28,411	28,368	240	(283)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,103,869	3,108,822	25,510	(20,557)	—
FHLMC	1,331,212	1,330,159	6,630	(7,683)	—
GNMA	864,256	862,394	3,254	(5,116)	—
Other	25,000	25,009	51	(42)	—
Total U.S. government agencies	5,324,337	5,326,384	35,445	(33,398)	—
Private issue:
Alt-A loans	35,853	46,695	10,842	—	—
Jumbo-A loans	44,944	53,299	8,355	—	—
Total private issue	80,797	99,994	19,197	—	—
Total residential mortgage-backed securities	5,405,134	5,426,378	54,642	(33,398)	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,899,828	2,889,346	5,577	(16,059)	—
Other debt securities	4,400	4,153	—	(247)	—
Perpetual preferred stock	12,562	16,245	3,683	—	—
Equity securities and mutual funds	17,803	17,710	655	(748)	—
Total available for sale securities	$8,369,138	$8,383,199	$64,797	$(50,736)	$—
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	December 31, 2016
	Amortized	Fair	Gross Unrealized¹
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$999	$—	$(1)	$—
Municipal and other tax-exempt	41,050	40,993	343	(400)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,062,525	3,055,676	25,066	(31,915)	—
FHLMC	1,534,451	1,531,116	8,475	(11,810)	—
GNMA	878,375	873,594	2,259	(7,040)	—
Total U.S. government agencies	5,475,351	5,460,386	35,800	(50,765)	—
Private issue:
Alt-A loans	44,245	51,512	7,485	—	(218)
Jumbo-A loans	56,947	64,023	7,092	(16)	—
Total private issue	101,192	115,535	14,577	(16)	(218)
Total residential mortgage-backed securities	5,576,543	5,575,921	50,377	(50,781)	(218)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	3,035,750	3,017,933	5,472	(23,289)	—
Other debt securities	4,400	4,152	—	(248)	—
Perpetual preferred stock	15,561	18,474	2,913	—	—
Equity securities and mutual funds	17,424	18,357	1,060	(127)	—
Total available for sale securities	$8,691,728	$8,676,829	$60,165	$(74,846)	$(218)
1 Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.
2 Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

	September 30, 2016
	Amortized	Fair	Gross Unrealized[1]
	Cost	Value	Gain	Loss	OTTI²
U.S. Treasury	$1,000	$1,002	$2	$—	$—
Municipal and other tax-exempt	41,943	42,092	602	(453)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,035,041	3,101,136	67,859	(1,764)	—
FHLMC	1,611,887	1,641,178	29,640	(349)	—
GNMA	924,176	926,358	3,530	(1,348)	—
Total U.S. government agencies	5,571,104	5,668,672	101,029	(3,461)	—
Private issue:
Alt-A loans	47,039	54,065	7,230	—	(204)
Jumbo-A loans	61,377	67,538	6,187	(26)	—
Total private issue	108,416	121,603	13,417	(26)	(204)
Total residential mortgage-backed securities	5,679,520	5,790,275	114,446	(3,487)	(204)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,942,988	2,986,495	45,329	(1,822)	—
Other debt securities	4,400	4,151	—	(249)	—
Perpetual preferred stock	15,562	19,578	4,016	—	—
Equity securities and mutual funds	17,337	18,690	1,370	(17)	—
Total available for sale securities	$8,702,750	$8,862,283	$165,765	$(6,028)	$(204)

[1]	Gross unrealized gain/loss recognized in AOCI in the consolidated balance sheet.

[2]	Amounts represent unrealized loss that remains in AOCI after an other-than-temporary credit loss has been recognized in income.

The amortized cost and fair values of available for sale securities at September 30, 2017, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[5]
U.S. Treasuries:
Amortized cost	$1,000	$—	$—	$—		$1,000	0.29
Fair value	999	—	—	—		999
Nominal yield	0.87%	—%	—%	—%		0.87%
Municipal and other tax-exempt:
Amortized cost	$8,754	$4,163	$—	$15,494		$28,411	9.00
Fair value	8,780	4,313	—	15,275		28,368
Nominal yield¹	3.25%	5.13%	—%	2.26%	[6]	2.99%
Commercial mortgage-backed securities:
Amortized cost	$59,483	$978,565	$1,616,383	$245,397		$2,899,828	6.90
Fair value	59,402	976,466	1,610,642	242,836		2,889,346
Nominal yield	1.25%	1.85%	1.92%	1.92%		1.88%
Other debt securities:
Amortized cost	$—	$—	$—	$4,400		$4,400	29.91
Fair value	—	—	—	4,153		4,153
Nominal yield	—%	—%	—%	1.71%	[6]	1.71%
Total fixed maturity securities:
Amortized cost	$69,237	$982,728	$1,616,383	$265,291		$2,933,639	6.96
Fair value	69,181	980,779	1,610,642	262,264		2,922,866
Nominal yield	1.50%	1.86%	1.92%	1.93%		1.88%
Residential mortgage-backed securities:
Amortized cost						$5,405,134	[2]
Fair value						5,426,378
Nominal yield[4]						1.99%
Equity securities and mutual funds:
Amortized cost						$30,365	³
Fair value						33,955
Nominal yield						—%
Total available-for-sale securities:
Amortized cost						$8,369,138
Fair value						8,383,199
Nominal yield						1.95%

[1]	Calculated on a taxable equivalent basis using a 39 percent effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 4.0 years years based upon current prepayment assumptions.

[3]	Primarily common stock and preferred stock of corporate issuers with no stated maturity.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds	$265,632	$232,239	$966,044	$1,027,379
Gross realized gains	2,768	2,415	7,623	11,705
Gross realized losses	(281)	(21)	(2,707)	(21)
Related federal and state income tax expense	967	931	1,912	4,545

A summary of investment and available for sale securities that have been pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was as follows (in thousands):

	Sept. 30, 2017	Dec. 31, 2016	Sept. 30, 2016
Investment:
Amortized cost	$237,525	$322,208	$301,754
Fair value	241,208	323,808	307,264

Available for sale:
Amortized cost	6,559,615	7,353,116	7,098,721
Fair value	6,551,240	7,327,470	7,213,520

The secured parties do not have the right to sell or repledge these securities.

At September 30, 2017, trading securities and receivables collateralized by securities with a fair value of $224 million were pledged as collateral at the Federal Home Loan Bank (FHLB) for the trading activities of BOK Financial Securities, Inc. No trading securities were pledged as collateral as of December 31, 2016 and no trading securities were pledged as collateral at September 30, 2016.

Temporarily Impaired Securities as of September 30, 2017
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	63	$80,235	$70	$9,795	$95	$90,030	$165
U.S. government agency residential mortgage-backed securities – Other	1	3,578	62	—	—	3,578	62
Other debt securities	28	10,022	566	427	24	10,449	590
Total investment securities	92	$93,835	$698	$10,222	$119	$104,057	$817

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$999	$1	$—	$—	$999	$1
Municipal and other tax-exempt	11	576	1	4,785	282	5,361	283
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	81	1,054,171	10,288	480,994	10,269	1,535,165	20,557
FHLMC	42	477,823	3,546	198,478	4,137	676,301	7,683
GNMA	17	166,565	1,718	124,037	3,398	290,602	5,116
Other	1	19,958	42	—	—	19,958	42
Total U.S. government agencies	141	1,718,517	15,594	803,509	17,804	2,522,026	33,398
Private issue:
Alt-A loans	—	—	—	—	—	—	—
Jumbo-A loans	—	—	—	—	—	—	—
Total private issue	—	—	—	—	—	—	—
Total residential mortgage-backed securities	141	1,718,517	15,594	803,509	17,804	2,522,026	33,398
Commercial mortgage-backed securities guaranteed by U.S. government agencies	137	1,154,911	7,194	559,984	8,865	1,714,895	16,059
Other debt securities	2	—	—	4,153	247	4,153	247
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	91	3,672	696	1,428	52	5,100	748
Total available for sale securities	383	$2,878,675	$23,486	$1,373,859	$27,250	$4,252,534	$50,736

Temporarily Impaired Securities as of December 31, 2016
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	151	$219,892	$1,316	$4,333	$95	$224,225	$1,411
U.S. government agency residential mortgage-backed securities – Other	1	4,358	71	—	—	4,358	71
Other debt securities	41	11,820	322	855	2	12,675	324
Total investment securities	193	$236,070	$1,709	$5,188	$97	$241,258	$1,806

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$999	$1	$—	$—	$999	$1
Municipal and other tax-exempt	24	15,666	22	4,689	378	20,355	400
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	91	1,787,644	30,238	72,105	1,677	1,859,749	31,915
FHLMC	58	964,017	11,210	18,307	600	982,324	11,810
GNMA	31	548,637	6,145	25,796	895	574,433	7,040
Total U.S. government agencies	180	3,300,298	47,593	116,208	3,172	3,416,506	50,765
Private issue[1]:
Alt-A loans	5	7,931	174	7,410	44	15,341	218
Jumbo-A loans	1	—	—	6,098	16	6,098	16
Total private issue	6	7,931	174	13,508	60	21,439	234
Total residential mortgage-backed securities	186	3,308,229	47,767	129,716	3,232	3,437,945	50,999
Commercial mortgage-backed securities guaranteed by U.S. government agencies	171	1,904,584	22,987	38,875	302	1,943,459	23,289
Other debt securities	2	—	—	4,152	248	4,152	248
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	104	2,127	41	817	86	2,944	127
Total available for sale securities	488	$5,231,605	$70,818	$178,249	$4,246	$5,409,854	$75,064

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of September 30, 2016
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	75	$100,624	$106	$4,359	$76	$104,983	$182
U.S. government agency residential mortgage-backed securities – Other	—	—	—	—	—	—	—
Other debt securities	3	444	6	856	4	1,300	10
Total investment securities	78	$101,068	$112	$5,215	$80	$106,283	$192

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
Municipal and other tax-exempt[1]	20	2,210	3	6,396	450	8,606	453
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	14	365,201	1,712	14,229	52	379,430	1,764
FHLMC	6	122,713	91	20,306	258	143,019	349
GNMA	16	230,043	1,157	212,705	191	442,748	1,348
Total U.S. government agencies	36	717,957	2,960	247,240	501	965,197	3,461
Private issue[1]:
Alt-A loans	5	8,231	141	7,773	63	16,004	204
Jumbo-A loans	1	6,583	26	—	—	6,583	26
Total private issue	6	14,814	167	7,773	63	22,587	230
Total residential mortgage-backed securities	42	732,771	3,127	255,013	564	987,784	3,691
Commercial mortgage-backed securities guaranteed by U.S. government agencies	33	372,805	1,656	60,851	166	433,656	1,822
Other debt securities	2	—	—	4,151	249	4,151	249
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	33	86	—	886	17	972	17
Total available for sale securities	130	$1,107,872	$4,786	$327,297	$1,446	$1,435,169	$6,232

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Impaired equity securities, including perpetual preferred stocks, are evaluated based on the near-term prospects of the investment in relation to the severity and duration of the impairment and management's ability and intent to hold the securities until fair value recovers. Based on this evaluation as of September 30, 2017, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	September 30, 2017		December 31, 2016		September 30, 2016
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Treasury	$—	$—	$—	$—	$222,409	$(2,397)
U.S. government agency residential mortgage-backed securities	819,531	1,671	77,046	(1,777)	—	—
Total	$819,531	$1,671	$77,046	$(1,777)	$222,409	$(2,397)

Restricted Equity Securities

Restricted equity securities primarily include stock we are required to hold as members of the Federal Reserve system and the Federal Home Loan Banks. Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares are restricted and they lack a market. A summary of restricted equity securities follows (in thousands):

	Sept. 30, 2017	Dec. 31, 2016	Sept. 30, 2016
Federal Reserve stock	$36,676	$36,498	$36,283
Federal Home Loan Bank stock	310,622	270,541	296,907
Other	244	201	201
Total	$347,542	$307,240	$333,391

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

Internal Risk Management Programs

BOK Financial may use derivative contracts in managing its interest rate sensitivity, as part of its economic hedge of the change in the fair value of mortgage servicing rights and as an economic hedge of trading securities. As of September 30, 2017, derivative contracts under the internal risk management programs were primarily used as part of the economic hedges of the change in the fair value of the mortgage servicing rights and trading securities.

As discussed in Note 6, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 6 for additional discussion of notional, fair value and impact on earnings of these contracts.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2017 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,244,442	$38,875	$(9,547)	$29,328	$—	$29,328
Interest rate swaps	1,368,210	27,016	—	27,016	(2,820)	24,196
Energy contracts	983,794	45,368	(35,166)	10,202	(238)	9,964
Agricultural contracts	60,745	1,870	(1,172)	698	—	698
Foreign exchange contracts	252,525	249,788	—	249,788	—	249,788
Equity option contracts	101,841	4,871	—	4,871	(920)	3,951
Total customer risk management programs	17,011,557	367,788	(45,885)	321,903	(3,978)	317,925
Internal risk management programs	11,941,260	34,634	—	34,634	—	34,634
Total derivative contracts	$28,952,817	$402,422	$(45,885)	$356,537	$(3,978)	$352,559

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,244,442	$34,948	$(9,547)	$25,401	$(374)	$25,027
Interest rate swaps	1,368,230	27,056	—	27,056	(16,599)	10,457
Energy contracts	939,350	42,744	(35,166)	7,578	—	7,578
Agricultural contracts	60,746	1,846	(1,172)	674	—	674
Foreign exchange contracts	249,269	245,925	—	245,925	(1,395)	244,530
Equity option contracts	101,841	4,871	—	4,871	—	4,871
Total customer risk management programs	16,963,878	357,390	(45,885)	311,505	(18,368)	293,137
Internal risk management programs	9,180,531	43,190	—	43,190	—	43,190
Total derivative contracts	$26,144,409	$400,580	$(45,885)	$354,695	$(18,368)	$336,327

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2016 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$20,078,974	$90,999	$(38,678)	$52,321	$—	$52,321
Interest rate swaps	1,323,045	49,279	—	49,279	(794)	48,485
Energy contracts	729,202	41,775	(28,464)	13,311	(288)	13,023
Agricultural contracts	53,002	3,950	(1,571)	2,379	(1,076)	1,303
Foreign exchange contracts	550,828	536,264	—	536,264	(7,577)	528,687
Equity option contracts	103,464	4,654	—	4,654	(730)	3,924
Total customer risk management programs	22,838,515	726,921	(68,713)	658,208	(10,465)	647,743
Internal risk management programs	2,298,038	7,335	—	7,335	—	7,335
Total derivative contracts	$25,136,553	$734,256	$(68,713)	$665,543	$(10,465)	$655,078

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$19,776,883	$86,812	$(38,678)	$48,134	$(39,042)	$9,092
Interest rate swaps	1,323,045	49,518	—	49,518	(34,457)	15,061
Energy contracts	695,835	40,888	(28,464)	12,424	(3,857)	8,567
Agricultural contracts	52,997	3,943	(1,571)	2,372	—	2,372
Foreign exchange contracts	550,943	536,660	—	536,660	(5,396)	531,264
Equity option contracts	103,464	4,654	—	4,654	—	4,654
Total customer risk management programs	22,503,167	722,475	(68,713)	653,762	(82,752)	571,010
Internal risk management programs	1,485,691	2,977	—	2,977	—	2,977
Total derivative contracts	$23,988,858	$725,452	$(68,713)	$656,739	$(82,752)	$573,987

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2017		September 30, 2016
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$9,181	$—	$11,584	$—
Interest rate swaps	767	—	710	—
Energy contracts	378	—	1,222	—
Agricultural contracts	38	—	25	—
Foreign exchange contracts	164	—	218	—
Equity option contracts	—	—	—	—
Total customer risk management programs	10,528	—	13,759	—
Internal risk management programs	(711)	1,033	(1,608)	2,226
Total derivative contracts	$9,817	$1,033	$12,151	$2,226

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$26,413	$—	$28,886	$—
Interest rate swaps	1,891	—	1,758	—
Energy contracts	4,917	—	4,667	—
Agricultural contracts	58	—	86	—
Foreign exchange contracts	524	—	730	—
Equity option contracts	—	—	—	—
Total customer risk management programs	33,803	—	36,127	—
Internal risk management programs	5,307	3,824	(1,617)	20,130
Total derivative contracts	$39,110	$3,824	$34,510	$20,130

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2017				December 31, 2016
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$2,225,470	$8,393,564	$176,900	$10,795,934	$2,327,085	$7,884,786	$178,953	$10,390,824
Commercial real estate	564,681	2,950,486	2,975	3,518,142	624,187	3,179,338	5,521	3,809,046
Residential mortgage	1,589,013	311,231	45,506	1,945,750	1,647,357	256,255	46,220	1,949,832
Personal	153,750	793,003	255	947,008	154,971	684,697	290	839,958
Total	$4,532,914	$12,448,284	$225,636	$17,206,834	$4,753,600	$12,005,076	$230,984	$16,989,660
Accruing loans past due (90 days)[1]				$253				$5

	September 30, 2016
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$1,991,423	$7,952,276	$176,464	$10,120,163
Commercial real estate	565,429	3,220,819	7,350	3,793,598
Residential mortgage	1,572,288	248,053	52,452	1,872,793
Personal	104,408	573,138	686	678,232
Total	$4,233,548	$11,994,286	$236,952	$16,464,786
Accruing loans past due (90 days)[1]				$3,839

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At September 30, 2017, $5.9 billion or 34 percent of our total loan portfolio is to businesses and individuals attributed to the Texas market and $3.4 billion or 20 percent of the total loan portfolio is to businesses and individuals attributed to the Oklahoma market. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At September 30, 2017, commercial loans attributed to the Texas market totaled $3.7 billion or 34 percent of the commercial loan portfolio segment and commercial loans attributed to the Oklahoma market totaled $2.1 billion or 19 percent of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $2.9 billion or 17 percent of total loans at September 30, 2017, including $2.3 billion of outstanding loans to energy producers. Approximately 57 percent of committed production loans are secured by properties primarily producing oil and 43 percent are secured by properties producing natural gas. The services loan class totaled $3.0 billion or 17 percent of total loans at September 30, 2017. Approximately $1.5 billion of loans in the services category consist of loans with individual balances of less than $10 million. Businesses included in the services class include governmental, educational services, consumer services, loans to entities providing services for real estate and construction and commercial services. The healthcare loan class totaled $2.2 billion or 13 percent of total loans at September 30, 2017. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

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

At September 30, 2017, 35 percent of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 13 percent of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

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

At September 30, 2017, residential mortgage loans included $187 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $744 million at September 30, 2017. Approximately 64 percent of the home equity loan portfolio is comprised of first lien loans and 36 percent of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 47 percent to amortizing term loans and 53 percent to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by a 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2017, outstanding commitments totaled $9.7 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2017, outstanding standby letters of credit totaled $666 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At September 30, 2017, outstanding commercial letters of credit totaled $2.3 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and nine months ended September 30, 2017.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended September 30, 2017 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$137,742	$58,580	$18,259	$8,106	$27,374	$250,061
Provision for loan losses	2,474	(2,914)	168	598	704	1,030
Loans charged off	(4,429)	—	(168)	(1,228)	—	(5,825)
Recoveries	1,014	739	134	550	—	2,437
Ending balance	$136,801	$56,405	$18,393	$8,026	$28,078	$247,703
Allowance for off-balance sheet credit losses:
Beginning balance	$6,301	$84	$38	$8	$—	$6,431
Provision for off-balance sheet credit losses	(976)	(49)	1	(6)	—	(1,030)
Ending balance	$5,325	$35	$39	$2	$—	$5,401

Total provision for credit losses	$1,498	$(2,963)	$169	$592	$704	$—

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the nine months ended September 30, 2017 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$140,213	$50,749	$18,224	$8,773	$28,200	$246,159
Provision for loan losses	665	4,050	82	1,168	(122)	5,843
Loans charged off	(6,556)	(76)	(444)	(3,774)	—	(10,850)
Recoveries	2,479	1,682	531	1,859	—	6,551
Ending balance	$136,801	$56,405	$18,393	$8,026	$28,078	$247,703
Allowance for off-balance sheet credit losses:
Beginning balance	$11,063	$123	$50	$8	$—	$11,244
Provision for off-balance sheet credit losses	(5,738)	(88)	(11)	(6)	—	(5,843)
Ending balance	$5,325	$35	$39	$2	$—	$5,401

Total provision for credit losses	$(5,073)	$3,962	$71	$1,162	$(122)	$—

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2017 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,619,034	$123,517	$176,900	$13,284	$10,795,934	$136,801
Commercial real estate	3,515,167	56,405	2,975	—	3,518,142	56,405
Residential mortgage	1,900,244	18,393	45,506	—	1,945,750	18,393
Personal	946,753	8,026	255	—	947,008	8,026
Total	16,981,198	206,341	225,636	13,284	17,206,834	219,625

Nonspecific allowance	—	—	—	—	—	28,078

Total	$16,981,198	$206,341	$225,636	$13,284	$17,206,834	$247,703

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at September 30, 2017 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$10,750,657	$135,846	$45,277	$955	$10,795,934	$136,801
Commercial real estate	3,518,142	56,405	—	—	3,518,142	56,405
Residential mortgage	226,306	3,068	1,719,444	15,325	1,945,750	18,393
Personal	856,030	6,043	90,978	1,983	947,008	8,026
Total	15,351,135	201,362	1,855,699	18,263	17,206,834	219,625

Nonspecific allowance	—	—	—	—	—	28,078

Total	$15,351,135	$201,362	$1,855,699	$18,263	$17,206,834	$247,703

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

The following table summarizes the Company’s loan portfolio at September 30, 2017 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,436,465	$114,065	$206,768	$110,683	$—	$—	$2,867,981
Services	2,932,577	26,372	7,390	1,174	—	—	2,967,513
Wholesale/retail	1,637,698	9,021	9,486	1,893	—	—	1,658,098
Manufacturing	486,383	7,181	16,823	9,059	—	—	519,446
Healthcare	2,150,099	31,855	33,051	24,446	—	—	2,239,451
Other commercial and industrial	458,796	52	9,820	29,500	45,132	145	543,445
Total commercial	10,102,018	188,546	283,338	176,755	45,132	145	10,795,934

Commercial real estate:
Residential construction and land development	110,178	—	—	1,924	—	—	112,102
Retail	724,887	689	—	289	—	—	725,865
Office	788,539	8,275	—	275	—	—	797,089
Multifamily	998,125	—	884	—	—	—	999,009
Industrial	591,080	—	—	—	—	—	591,080
Other commercial real estate	292,509	—	1	487	—	—	292,997
Total commercial real estate	3,505,318	8,964	885	2,975	—	—	3,518,142

Residential mortgage:
Permanent mortgage	224,235	393	462	1,216	764,252	23,407	1,013,965
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	178,479	8,891	187,370
Home equity	—	—	—	—	732,423	11,992	744,415
Total residential mortgage	224,235	393	462	1,216	1,675,154	44,290	1,945,750

Personal	855,857	49	38	86	90,809	169	947,008

Total	$14,687,428	$197,952	$284,723	$181,032	$1,811,095	$44,604	$17,206,834

The following table summarizes the Company’s loan portfolio at December 31, 2016 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$1,937,790	$119,583	$307,996	$132,499	$—	$—	$2,497,868
Services	3,052,002	10,960	37,855	8,173	—	—	3,108,990
Wholesale/retail	1,535,463	16,886	13,062	11,407	—	—	1,576,818
Manufacturing	468,314	26,532	15,198	4,931	—	—	514,975
Healthcare	2,140,458	44,472	16,161	825	—	—	2,201,916
Other commercial and industrial	433,789	5,309	—	21,060	30,041	58	490,257
Total commercial	9,567,816	223,742	390,272	178,895	30,041	58	10,390,824

Commercial real estate:
Residential construction and land development	131,630	—	470	3,433	—	—	135,533
Retail	756,418	4,745	399	326	—	—	761,888
Office	798,462	—	—	426	—	—	798,888
Multifamily	898,800	—	4,434	38	—	—	903,272
Industrial	871,673	—	—	76	—	—	871,749
Other commercial real estate	336,488	—	6	1,222	—	—	337,716
Total commercial real estate	3,793,471	4,745	5,309	5,521	—	—	3,809,046

Residential mortgage:
Permanent mortgage	238,769	1,186	2,331	1,417	741,679	21,438	1,006,820
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	187,541	11,846	199,387
Home equity	—	—	—	—	732,106	11,519	743,625
Total residential mortgage	238,769	1,186	2,331	1,417	1,661,326	44,803	1,949,832

Personal	743,451	—	1,054	97	95,163	193	839,958

Total	$14,343,507	$229,673	$398,966	$185,930	$1,786,530	$45,054	$16,989,660

The following table summarizes the Company’s loan portfolio at September 30, 2016 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$1,869,598	$147,153	$361,087	$142,966	$—	$—	$2,520,804
Services	2,882,065	14,861	31,196	8,477	—	—	2,936,599
Wholesale/retail	1,557,067	15,337	27,173	2,453	—	—	1,602,030
Manufacturing	470,702	8,774	19,736	274	—	—	499,486
Healthcare	2,022,757	42,224	19,210	855	—	—	2,085,046
Other commercial and industrial	415,769	2,478	10,302	21,370	26,210	69	476,198
Total commercial	9,217,958	230,827	468,704	176,395	26,210	69	10,120,163

Commercial real estate:
Residential construction and land development	155,737	—	470	3,739	—	—	159,946
Retail	794,920	4,802	406	1,249	—	—	801,377
Office	750,924	899	—	882	—	—	752,705
Multifamily	868,501	—	5,221	51	—	—	873,773
Industrial	837,945	—	—	76	—	—	838,021
Other commercial real estate	366,416	—	7	1,353	—	—	367,776
Total commercial real estate	3,774,443	5,701	6,104	7,350	—	—	3,793,598

Residential mortgage:
Permanent mortgage	200,590	1,192	2,134	2,514	739,686	23,442	969,558
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	174,877	15,432	190,309
Home equity	—	—	—	—	701,862	11,064	712,926
Total residential mortgage	200,590	1,192	2,134	2,514	1,616,425	49,938	1,872,793

Personal	585,287	228	923	431	91,108	255	678,232

Total	$13,778,278	$237,948	$477,865	$186,690	$1,733,743	$50,262	$16,464,786

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the		For the
	September 30, 2017					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2017		September 30, 2017
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$133,643	$110,683	$45,169	$65,514	$4,944	$117,338	$—	$121,591	$—
Services	3,838	1,174	1,174	—	—	4,464	—	4,674	—
Wholesale/retail	8,418	1,893	1,893	—	—	6,256	—	6,650	—
Manufacturing	9,674	9,059	9,059	—	—	9,357	—	6,995	—
Healthcare	24,591	24,446	474	23,972	8,323	24,476	—	12,635	—
Other commercial and industrial	38,222	29,645	29,626	19	17	25,138	—	25,382	—
Total commercial	218,386	176,900	87,395	89,505	13,284	187,029	—	177,927	—

Commercial real estate:
Residential construction and land development	3,532	1,924	1,924	—	—	1,988	—	2,679	—
Retail	513	289	289	—	—	295	—	308	—
Office	287	275	275	—	—	335	—	351	—
Multifamily	—	—	—	—	—	5	—	19	—
Industrial	—	—	—	—	—	—	—	38	—
Other commercial real estate	671	487	487	—	—	752	—	855	—
Total commercial real estate	5,003	2,975	2,975	—	—	3,375	—	4,250	—

Residential mortgage:
Permanent mortgage	29,861	24,623	24,623	—	—	24,019	315	23,739	912
Permanent mortgage guaranteed by U.S. government agencies[1]	193,594	187,370	187,370	—	—	188,461	1,884	199,532	5,809
Home equity	13,332	11,992	11,992	—	—	11,880	—	11,755	—
Total residential mortgage	236,787	223,985	223,985	—	—	224,360	2,199	235,026	6,721

Personal	290	255	255	—	—	263	—	273	—

Total	$460,466	$404,115	$314,610	$89,505	$13,284	$415,027	$2,199	$417,476	$6,721

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At September 30, 2017, $8.9 million of these loans were nonaccruing and $178 million were accruing based on the guarantee by U.S. government agencies.

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

A summary of impaired loans at September 30, 2016 follows (in thousands):

						For the		For the
	As of September 30, 2016					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2016		September 30, 2016
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$179,578	$142,966	$100,300	$42,666	$6,502	$155,555	$—	$85,333	$—
Services	11,858	8,477	8,477	—	—	8,932	—	9,384	—
Wholesale/retail	8,528	2,453	2,453	—	—	2,613	—	2,686	—
Manufacturing	642	274	274	—	—	284	—	303	—
Healthcare	1,168	855	855	—	—	865	—	964	—
Other commercial and industrial	29,176	21,439	21,439	—	—	10,978	—	11,031	—
Total commercial	230,950	176,464	133,798	42,666	6,502	179,227	—	109,701	—

Commercial real estate:
Residential construction and land development	6,090	3,739	3,739	—	—	4,000	—	4,074	—
Retail	1,914	1,249	1,249	—	—	1,257	—	1,284	—
Office	1,187	882	882	—	—	744	—	766	—
Multifamily	1,000	51	51	—	—	58	—	163	—
Industrial	76	76	76	—	—	76	—	76	—
Other commercial real estate	7,375	1,353	1,353	—	—	1,430	—	1,813	—
Total commercial real estate	17,642	7,350	7,350	—	—	7,565	—	8,176	—

Residential mortgage:
Permanent mortgage	32,372	25,956	25,847	109	62	26,592	292	27,470	923
Permanent mortgage guaranteed by U.S. government agencies[1]	196,162	190,309	190,309	—	—	190,547	2,098	193,879	5,893
Home equity	12,099	11,064	11,064	—	—	10,578	—	10,710	—
Total residential mortgage	240,633	227,329	227,220	109	62	227,717	2,390	232,059	6,816

Personal	724	686	686	—	—	520	—	575	—

Total	$489,949	$411,829	$369,054	$42,775	$6,564	$415,029	$2,390	$350,511	$6,816

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At September 30, 2016, $15 million of these loans were nonaccruing and $175 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

A summary of troubled debt restructurings ("TDRs") by accruing status as of September 30, 2017 is as follows (in thousands):

	As of September 30, 2017				Amounts Charged Off During:
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended Sept. 30, 2017	Nine Months Ended Sept. 30, 2017
Nonaccruing TDRs:

Commercial:
Energy	$9,582	$9,506	$76	$—	$4,322	$4,322
Services	720	103	617	—	7	10
Wholesale/retail	1,802	—	1,802	—	—	—
Manufacturing	180	180	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	20,097	19,890	207	—	—	—
Total commercial	32,381	29,679	2,702	—	4,329	4,332

Commercial real estate:
Residential construction and land development	327	91	236	—	—	—
Retail	289	289	—	—	—	—
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other commercial real estate	353	353	—	—	—	—
Total commercial real estate	969	733	236	—	—	—

Residential mortgage:
Permanent mortgage	14,765	10,188	4,577	—	—	—
Permanent mortgage guaranteed by U.S. government agencies	5,601	523	5,078	—	—	—
Home equity	5,625	4,213	1,412	—	39	70
Total residential mortgage	25,991	14,924	11,067	—	39	70

Personal	205	195	10	—	2	10

Total nonaccruing TDRs	$59,546	$45,531	$14,015	$—	$4,370	$4,412

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	69,440	14,948	54,492	—	—	—

Total TDRs	$128,986	$60,479	$68,507	$—	$4,370	$4,412

A summary of troubled debt restructurings by accruing status as of December 31, 2016 is as follows (in thousands):

	As of
	December 31, 2016
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance
Nonaccruing TDRs:

Commercial:
Energy	$16,893	$10,867	$6,026	$—
Services	7,527	6,830	697	—
Wholesale/retail	11,291	11,251	40	—
Manufacturing	224	224	—	—
Healthcare	607	—	607	—
Other commercial and industrial	337	53	284	—
Total commercial	36,879	29,225	7,654	—

Commercial real estate:
Residential construction and land development	690	97	593	—
Retail	326	326	—	—
Office	143	143	—	—
Multifamily	—	—	—	—
Industrial	—	—	—	—
Other commercial real estate	548	548	—	—
Total commercial real estate	1,707	1,114	593	—

Residential mortgage:
Permanent mortgage	14,876	10,175	4,701	46
Permanent mortgage guaranteed by U.S. government agencies	6,702	2,241	4,461	—
Home equity	5,346	4,458	888	—
Total residential mortgage	26,924	16,874	10,050	46

Personal	237	236	1	—

Total nonaccuring TDRs	$65,747	$47,449	$18,298	$46

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	81,370	27,289	54,081	—

Total TDRs	$147,117	$74,738	$72,379	$46

A summary of troubled debt restructurings by accruing status as of September 30, 2016 is as follows (in thousands):

	As of September 30, 2016				Amounts Charged Off During:
	Recorded Investment	Performing in Accordance With Modified Terms	Not Performing in Accordance With Modified Terms	Specific Allowance	Three Months Ended Sept. 30, 2016	Nine Months Ended Sept. 30, 2016
Nonaccruing TDRs:

Commercial:
Energy	$1,746	$—	$1,746	$—	$500	$1,000
Services	7,761	7,034	727	—	—	—
Wholesale/retail	2,327	2,287	40	—	—	—
Manufacturing	238	238	—	—	—	—
Healthcare	623	—	623	—	—	—
Other commercial and industrial	497	61	436	—	—	57
Total commercial	13,192	9,620	3,572	—	500	1,057

Commercial real estate:
Residential construction and land development	794	359	435	—	—	—
Retail	1,249	892	357	—	—	—
Office	149	149	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other commercial real estate	666	666	—	—	—	—
Total commercial real estate	2,858	2,066	792	—	—	—

Residential mortgage:
Permanent mortgage	16,109	11,944	4,165	62	—	2
Permanent mortgage guaranteed by U.S. government agencies	8,220	2,331	5,889	—	—	—
Home equity	5,168	4,667	501	—	34	153
Total residential mortgage	29,497	18,942	10,555	62	34	155

Personal	273	271	2	—	9	18

Total nonaccruing TDRs	$45,820	$30,899	$14,921	$62	$543	$1,230

Accruing TDRs:
Permanent mortgages guaranteed by U.S. government agencies	80,306	29,020	51,286	—	—	—

Total TDRs	$126,126	$59,919	$66,207	$62	$543	$1,230

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans at September 30, 2017 by class that were restructured during the three months ended September 30, 2017 by primary type of concession (in thousands):

	Three Months Ended Sept. 30, 2017
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$—	$—	$—	$—
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	60	60	60
Total commercial	—	—	—	—	60	60	60

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	969	506	1,475	1,475
Permanent mortgage guaranteed by U.S. government agencies	8,205	620	8,825	315	—	315	9,140
Home equity	—	—	—	—	469	469	469
Total residential mortgage	8,205	620	8,825	1,284	975	2,259	11,084

Personal	—	—	—	—	4	4	4

Total	$8,205	$620	$8,825	$1,284	$1,039	$2,323	$11,148

	Nine Months Ended Sept. 30, 2017
	Accruing			Nonaccrual			Total
	Payment Stream	Combination & Other	Total	Payment Stream	Combination & Other	Total
Commercial:
Energy	$—	$—	$—	$7,781	$—	$7,781	$7,781
Services	—	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—	—
Other commercial and industrial	—	—	—	19,825	60	19,885	19,885
Total commercial	—	—	—	27,606	60	27,666	27,666

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	—	—	153	1,559	1,712	1,712
Permanent mortgage guaranteed by U.S. government agencies	18,678	2,649	21,327	443	85	528	21,855
Home equity	—	—	—	104	1,468	1,572	1,572
Total residential mortgage	18,678	2,649	21,327	700	3,112	3,812	25,139

Personal	—	—	—	—	48	48	48

Total	$18,678	$2,649	$21,327	$28,306	$3,220	$31,526	$52,853

Troubled debt restructurings generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. The following tables detail the recorded balance of loans by class that were restructured during three months ended September 30, 2016 by primary type of concession (in thousands):

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

The following table summarizes, by loan class, the recorded investment at September 30, 2017 and 2016, respectively, of loans modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended Sept. 30, 2017			Nine Months Ended Sept. 30, 2017
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial:
Energy	$—	$7,857	$7,857	$—	$9,582	$9,582
Services	—	—	—	—	—	—
Wholesale/retail	—	—	—	—	—	—
Manufacturing	—	—	—	—	—	—
Healthcare	—	—	—	—	—	—
Other commercial and industrial	—	—	—	—	19,825	19,825
Total commercial	—	7,857	7,857	—	29,407	29,407

Commercial real estate:
Residential construction and land development	—	—	—	—	—	—
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—

Residential mortgage:
Permanent mortgage	—	1,511	1,511	—	1,511	1,511
Permanent mortgage guaranteed by U.S. government agencies	23,620	878	24,498	24,349	878	25,227
Home equity	—	1,030	1,030	—	1,139	1,139
Total residential mortgage	23,620	3,419	27,039	24,349	3,528	27,877

Personal	—	10	10	—	10	10

Total	$23,620	$11,286	$34,906	$24,349	$32,945	$57,294
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

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2017 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,752,259	$—	$5,039	$—	$110,683	$2,867,981
Services	2,963,746	2,343	250	—	1,174	2,967,513
Wholesale/retail	1,654,018	1,748	409	30	1,893	1,658,098
Manufacturing	508,231	—	2,156	—	9,059	519,446
Healthcare	2,214,849	156	—	—	24,446	2,239,451
Other commercial and industrial	513,748	52	—	—	29,645	543,445
Total commercial	10,606,851	4,299	7,854	30	176,900	10,795,934

Commercial real estate:
Residential construction and land development	109,994	184	—	—	1,924	112,102
Retail	724,850	726	—	—	289	725,865
Office	796,687	127	—	—	275	797,089
Multifamily	999,009	—	—	—	—	999,009
Industrial	591,080	—	—	—	—	591,080
Other commercial real estate	292,322	1	—	187	487	292,997
Total commercial real estate	3,513,942	1,038	—	187	2,975	3,518,142

Residential mortgage:
Permanent mortgage	985,183	3,705	454	—	24,623	1,013,965
Permanent mortgages guaranteed by U.S. government agencies	25,169	17,346	13,343	122,621	8,891	187,370
Home equity	728,884	3,066	445	28	11,992	744,415
Total residential mortgage	1,739,236	24,117	14,242	122,649	45,506	1,945,750

Personal	943,368	3,296	81	8	255	947,008

Total	$16,803,397	$32,750	$22,177	$122,874	$225,636	$17,206,834

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2016 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,364,890	$479	—	$—	$132,499	$2,497,868
Services	3,099,605	191	1,021	—	8,173	3,108,990
Wholesale/retail	1,561,650	3,761	—	—	11,407	1,576,818
Manufacturing	509,662	382	—	—	4,931	514,975
Healthcare	2,201,050	—	41	—	825	2,201,916
Other commercial and industrial	468,981	155	3	—	21,118	490,257
Total commercial	10,205,838	4,968	1,065	—	178,953	10,390,824

Commercial real estate:
Residential construction and land development	132,100	—	—	—	3,433	135,533
Retail	761,562	—	—	—	326	761,888
Office	798,462	—	—	—	426	798,888
Multifamily	903,234	—	—	—	38	903,272
Industrial	871,673	—	—	—	76	871,749
Other commercial real estate	336,488	6	—	—	1,222	337,716
Total commercial real estate	3,803,519	6	—	—	5,521	3,809,046

Residential mortgage:
Permanent mortgage	979,386	3,299	1,280	—	22,855	1,006,820
Permanent mortgages guaranteed by U.S. government agencies	40,594	17,465	13,803	115,679	11,846	199,387
Home equity	729,493	2,276	337	—	11,519	743,625
Total residential mortgage	1,749,473	23,040	15,420	115,679	46,220	1,949,832

Personal	838,811	589	263	5	290	839,958

Total	$16,597,641	$28,603	16,748	$115,684	$230,984	$16,989,660

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2016 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,365,850	$11,988	—	$—	$142,966	$2,520,804
Services	2,923,874	502	39	3,707	8,477	2,936,599
Wholesale/retail	1,599,356	221	—	—	2,453	1,602,030
Manufacturing	499,212	—	—	—	274	499,486
Healthcare	2,083,556	635	—	—	855	2,085,046
Other commercial and industrial	454,538	34	68	119	21,439	476,198
Total commercial	9,926,386	13,380	107	3,826	176,464	10,120,163

Commercial real estate:
Residential construction and land development	156,207	—	—	—	3,739	159,946
Retail	796,362	3,766	—	—	1,249	801,377
Office	751,823	—	—	—	882	752,705
Multifamily	868,591	—	5,131	—	51	873,773
Industrial	837,945	—	—	—	76	838,021
Other commercial real estate	366,416	7	—	—	1,353	367,776
Total commercial real estate	3,777,344	3,773	5,131	—	7,350	3,793,598

Residential mortgage:
Permanent mortgage	939,853	3,547	202	—	25,956	969,558
Permanent mortgages guaranteed by U.S. government agencies	41,150	17,364	12,963	103,400	15,432	190,309
Home equity	700,031	1,526	305	—	11,064	712,926
Total residential mortgage	1,681,034	22,437	13,470	103,400	52,452	1,872,793

Personal	677,194	191	148	13	686	678,232

Total	$16,061,958	$39,781	18,856	$107,239	$236,952	$16,464,786

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2017		December 31, 2016		September 30, 2016
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$261,868	$265,783	$286,414	$286,971	$422,523	$433,040
Residential mortgage loan commitments	334,337	9,066	318,359	9,733	630,804	18,598
Forward sales contracts	524,878	794	569,543	5,193	929,907	(4,046)
		$275,643		$301,897		$447,592

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2017, December 31, 2016 or September 30, 2016. No credit losses were recognized on residential mortgage loans held for sale for the three and nine month periods ended September 30, 2017 and 2016.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Production revenue:
Net realized gains on sale of mortgage loans	$12,041	$23,110	$32,443	$47,424
Net change in unrealized gain on mortgage loans held for sale	(1,492)	(2,518)	3,335	4,649
Net change in the fair value of mortgage loan commitments	(1,927)	(6,901)	(667)	10,464
Net change in the fair value of forward sales contracts	(293)	8,267	(4,399)	(4,846)
Total production revenue	8,329	21,958	30,712	57,691
Servicing revenue	16,561	16,558	49,645	47,809
Total mortgage banking revenue	$24,890	$38,516	$80,357	$105,500

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Number of residential mortgage loans serviced for others	137,359	139,340	139,587
Outstanding principal balance of residential mortgage loans serviced for others	$22,063,121	$21,997,568	$21,851,536
Weighted average interest rate	3.95%	3.97%	4.01%
Remaining term (in months)	298	301	302

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2017 was as follows (in thousands):

	Purchased	Originated	Total
Balance, June 30, 2017	$7,995	$237,244	$245,239
Additions, net	—	9,925	9,925
Change in fair value due to principal payments	(470)	(8,197)	(8,667)
Change in fair value due to market assumption changes	303	(942)	(639)
Balance, September 30, 2017	$7,828	$238,030	$245,858

	Purchased	Originated	Total
Balance, December 31, 2016	$8,909	$238,164	$247,073
Additions, net	—	29,439	29,439
Change in fair value due to principal payments	(1,443)	(23,485)	(24,928)
Change in fair value due to market assumption changes	362	(6,088)	(5,726)
Balance, September 30, 2017	$7,828	$238,030	$245,858

Activity in capitalized mortgage servicing rights during the three months ended September 30, 2016 was as follows (in thousands):

	Purchased	Originated	Total
Balance, June 30, 2016	$4,067	$186,680	$190,747
Additions, net	—	21,990	21,990
Change in fair value due to scheduled payments and full-balance payoffs	(753)	(10,690)	(11,443)
Change in fair value due to market assumption changes	251	2,076	2,327
Balance, September 30, 2016	$3,565	$200,056	$203,621

	Purchased	Originated	Total
Balance, December 31, 2015	$9,911	$208,694	$218,605
Additions, net	—	56,345	56,345
Change in fair value due to scheduled payments and full-balance payoffs	(2,109)	(27,276)	(29,385)
Change in fair value due to market assumption changes	(4,237)	(37,707)	(41,944)
Balance, September 30, 2016	$3,565	$200,056	$203,621

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

There is no active market for trading in mortgage servicing rights after origination. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2017	December 31, 2016	September 30, 2016
Discount rate – risk-free rate plus a market premium	9.84%	10.08%	10.08%
Prepayment rate - based upon loan interest rate, original term and loan type	8.71%-15.43%	8.98%-16.91%	9.16%-47.15%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$65-$120	$63 - $120	$63 - $120
Delinquent loans	$150-$500	$150 - $500	$150 - $500
Loans in foreclosure	$1,000-$4,250	$650 - $4,250	$650 - $4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	2.00%	1.98%	1.18%
Primary/secondary mortgage rate spread	105 bps	105 bps	115 bps

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

The aging status of our mortgage loans serviced for others by investor at September 30, 2017 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$8,021,016	$78,542	$13,100	$26,171	$8,138,829
FNMA	6,635,428	76,065	10,398	20,596	6,742,487
GNMA	6,376,127	215,506	59,659	20,925	6,672,217
Other	502,768	3,492	1,167	2,161	509,588
Total	$21,535,339	$373,605	$84,324	$69,853	$22,063,121

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
On June 24, 2015, the Bank received a complaint alleging that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which the Bank served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures by waiving financial covenants, granting forbearances and accepting without disclosure to the bondholders, debt service payments from sources other than pledged revenues. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the Securities and Exchange Commission ("SEC"). On December 28, 2015, in an action brought by the SEC, the United States District Court for the District of New Jersey entered a judgment against the principals involved in issuing the bonds, precluding the principals from denying the alleged violations of the federal securities laws and requiring the principals to pay all outstanding principal, accrued interest, and other amounts required under the bond documents (now estimated to be approximately $48 million, less the value of the facilities securing repayment of the bonds), subject to oversight by a court appointed monitor. On September 7, 2016, the Bank agreed, and the SEC entered, a consent order finding that the Bank had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and requiring the Bank to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. The Bank has disgorged the fees and paid the penalty.
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
On September 15, 2017, the principal filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia. The obligation of the principal to pay all principal and interest on the bonds is non-dischargeable in bankruptcy. The Bank expects the Court ordered payment plan will result in the payment of the bonds by the principals. Accordingly, no loss is probable at this time and no provision for loss has been made. If the payment plan does not result in payment of the bonds, a loss could become probable. A reasonable estimate cannot be made at this time though the amount could be material to the Company.
On March 14, 2017, the Bank was sued in the United States District Court for the Northern District of Oklahoma by bondholders in a second putative class action representing a different set of municipal securities. The bondholders in this second action allege two individuals purchased facilities from the principals who are the subject of the SEC New Jersey proceedings by means of the fraudulent sale of $60 million of municipal securities for which the Bank also served as indenture trustee. The bondholders allege the Bank failed to disclose that the seller of the purchased facilities had engaged in the conduct complained of in the New Jersey action. The Bank properly performed all duties as indenture trustee of this second set of municipal securities, timely commenced proceedings against the issuer of the securities when default occurred, is cooperating with the SEC in actions against the two principals, is not a target of the SEC proceedings, and has been advised by counsel that the Bank has valid defenses to the claims of these bondholders. It is the opinion of management that no loss is probable at this time.
The County of Bernalillo, New Mexico, commenced arbitration pursuant to the Arbitration Rules of FINRA seeking recovery of $5.6 million alleging that various municipal bonds purchased by the elected County Treasurer of Bernalillo County, New Mexico, from BOK Financial Securities, Inc. were unsuitable. The arbitration was conducted in July 2017. The arbitration panel found the County of Bernalillo’s complaint frivolous and awarded BOK Financial Securities, Inc. attorney fees and costs.  The County has sued in the United States District Court for New Mexico to set aside the award of fees and costs to BOK Financial Securities but not the finding that the County's complaint was frivolous.

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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $3.4 million at September 30, 2017. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

A summary of consolidated and unconsolidated alternative investments as of September 30, 2017, December 31, 2016 and September 30, 2016 is as follows (in thousands):

	September 30, 2017
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$15,621	$—	$—	$12,806
Tax credit entities	10,000	11,119	—	10,963	10,000
Other	—	15,618	1,588	3,104	2,819
Total consolidated	$10,000	$42,358	$1,588	$14,067	$25,625

Unconsolidated:
Tax credit entities	$65,247	$145,479	$61,364	$—	$—
Other	—	32,462	13,657	—	—
Total unconsolidated	$65,247	$177,941	$75,021	$—	$—

	December 31, 2016
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$17,357	$—	$—	$13,237
Tax credit entities	10,000	11,585	—	10,964	10,000
Other	—	29,783	3,189	1,092	8,266
Total consolidated	$10,000	$58,725	$3,189	$12,056	$31,503

Unconsolidated:
Tax credit entities	$44,488	$143,715	$63,329	$—	$—
Other	—	31,675	15,028	—	—
Total unconsolidated	$44,488	$175,390	$78,357	$—	$—

	September 30, 2016
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$18,420	$—	$—	$15,946
Tax credit entities	10,000	11,740	—	10,964	10,000
Other	—	30,978	2,346	1,063	8,154
Total consolidated	$10,000	$61,138	$2,346	$12,027	$34,100

Unconsolidated:
Tax credit entities	$39,849	$129,715	$57,026	$—	$—
Other	—	30,272	13,653	—	—
Total unconsolidated	$39,849	$159,987	$70,679	$—	$—

Other Commitments and Contingencies

At September 30, 2017, Cavanal Hill Funds’ assets included U.S. Treasury, cash management and tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at September 30, 2017. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2017 or 2016.
(8) Shareholders' Equity

On October 31, 2017, the Company declared a quarterly cash dividend of $0.45 per common share on or about November 27, 2017 to shareholders of record as of November 13, 2017.

Dividends declared were $0.44 per share and $1.32 per share during the three and nine months ended September 30, 2017 and $0.43 per share and $1.29 per share during the three and nine months ended September 30, 2016.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, December 31, 2015	$23,284	$68	$(1,765)	$21,587
Net change in unrealized gain (loss)	133,108	—	—	133,108
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(112)	—	(112)
Gain on available for sale securities, net	(11,684)	—	—	(11,684)
Other comprehensive income (loss), before income taxes	121,424	(112)	—	121,312
Federal and state income taxes[1]	47,216	(44)	—	47,172
Other comprehensive income (loss), net of income taxes	74,208	(68)	—	74,140
Balance, September 30, 2016	$97,492	$—	$(1,765)	$95,727

Balance, December 31, 2016	$(9,087)	$—	$(1,880)	$(10,967)
Net change in unrealized gain (loss)	33,876	—	5	33,881
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(4,916)	—	—	(4,916)
Other comprehensive income, before income taxes	28,960	—	5	28,965
Federal and state income taxes[1]	11,239		2	11,241
Other comprehensive income, net of income taxes	17,721	—	3	17,724
Balance, September 30, 2017	$8,634	$—	$(1,877)	$6,757

[1]	Calculated using a 39 percent effective tax rate.

(9)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$85,649	$74,277	$262,152	$182,642
Less: Earnings allocated to participating securities	888	916	2,817	2,275
Numerator for basic earnings per share – income available to common shareholders	84,761	73,361	259,335	180,367
Effect of reallocating undistributed earnings of participating securities	1	1	2	1
Numerator for diluted earnings per share – income available to common shareholders	$84,762	$73,362	$259,337	$180,368

Denominator:
Weighted average shares outstanding	65,423,258	65,895,430	65,432,313	66,031,497
Less: Participating securities included in weighted average shares outstanding	680,436	810,038	702,922	822,723
Denominator for basic earnings per common share	64,742,822	65,085,392	64,729,391	65,208,774
Dilutive effect of employee stock compensation plans[1]	62,350	72,449	64,502	54,792
Denominator for diluted earnings per common share	64,805,172	65,157,841	64,793,893	65,263,566

Basic earnings per share	$1.31	$1.13	$4.01	$2.77
Diluted earnings per share	$1.31	$1.13	$4.00	$2.76
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	—	—

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2017 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$157,080	$25,576	$11,169	$24,627	$218,452
Net interest revenue (expense) from internal sources	(24,173)	12,213	9,604	2,356	—
Net interest revenue	132,907	37,789	20,773	26,983	218,452
Provision for credit losses	3,217	1,315	(623)	(3,909)	—
Net interest revenue after provision for credit losses	129,690	36,474	21,396	30,892	218,452
Other operating revenue	54,091	47,033	75,707	(1,121)	175,710
Other operating expense	56,952	56,785	61,791	90,406	265,934
Net direct contribution	126,829	26,722	35,312	(60,635)	128,228
Gain on financial instruments, net	4	1,686	—	(1,690)	—
Change in fair value of mortgage servicing rights	—	(639)	—	639	—
Gain (loss) on repossessed assets, net	(4,126)	292	—	3,834	—
Corporate expense allocations	8,650	17,039	9,819	(35,508)	—
Net income before taxes	114,057	11,022	25,493	(22,344)	128,228
Federal and state income taxes	44,368	4,288	9,917	(16,135)	42,438
Net income	69,689	6,734	15,576	(6,209)	85,790
Net income attributable to non-controlling interests	—	—	—	141	141
Net income attributable to BOK Financial Corp. shareholders	$69,689	$6,734	$15,576	$(6,350)	$85,649

Average assets	$17,558,390	$9,115,319	$6,992,021	$(657,560)	$33,008,170

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2017 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$435,946	$70,208	$33,130	$85,554	$624,838
Net interest revenue (expense) from internal sources	(61,803)	35,002	28,784	(1,983)	—
Net interest revenue	374,143	105,210	61,914	83,571	624,838
Provision for credit losses	2,983	3,512	(676)	(5,819)	—
Net interest revenue after provision for credit losses	371,160	101,698	62,590	89,390	624,838
Other operating revenue	156,139	146,440	225,434	245	528,258
Other operating expense	168,517	166,027	182,816	244,170	761,530
Net direct contribution	358,782	82,111	105,208	(154,535)	391,566
Gain on financial instruments, net	46	5,242	—	(5,288)	—
Change in fair value of mortgage servicing rights	—	(5,726)	—	5,726	—
Gain (loss) on repossessed assets, net	(2,728)	253	—	2,475	—
Corporate expense allocations	26,144	50,947	30,438	(107,529)	—
Net income before taxes	329,956	30,933	74,770	(44,093)	391,566
Federal and state income taxes	128,353	12,033	29,086	(41,226)	128,246
Net income	201,603	18,900	45,684	(2,867)	263,320
Net income attributable to non-controlling interests	—	—	—	1,168	1,168
Net income attributable to BOK Financial Corp. shareholders	$201,603	$18,900	$45,684	$(4,035)	$262,152

Average assets	$17,525,658	$8,871,470	$6,971,369	$(591,059)	$32,777,438

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2016 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$123,599	$22,098	$9,274	$32,875	$187,846
Net interest revenue (expense) from internal sources	(15,052)	9,263	$7,401	(1,612)	—
Net interest revenue	108,547	31,361	16,675	31,263	187,846
Provision for credit losses	5,601	1,157	(89)	3,331	10,000
Net interest revenue after provision for credit losses	102,946	30,204	16,764	27,932	177,846
Other operating revenue	49,642	60,603	73,523	3,542	187,310
Other operating expense	53,375	60,964	64,426	79,323	258,088
Net direct contribution	99,213	29,843	25,861	(47,849)	107,068
Gain (loss) on financial instruments, net	—	(1,087)	(42)	1,129	—
Change in fair value of mortgage servicing rights	—	2,327	—	(2,327)	—
Gain on repossessed assets, net	1,486	161	—	(1,647)	—
Corporate expense allocations	9,054	16,905	10,912	(36,871)	—
Net income before taxes	91,645	14,339	14,907	(13,823)	107,068
Federal and state income taxes	35,650	5,578	5,799	(15,071)	31,956
Net income	55,995	8,761	9,108	1,248	75,112
Net income attributable to non-controlling interests	—	—	—	835	835
Net income attributable to BOK Financial Corp. shareholders	$55,995	$8,761	$9,108	$413	$74,277

Average assets	$16,934,587	$8,827,816	$6,413,735	$470,335	$32,646,473

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2016 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$358,713	$65,897	$21,620	$106,800	$553,030
Net interest revenue (expense) from internal sources	(44,259)	27,492	$22,258	(5,491)	—
Net interest revenue	314,454	93,389	43,878	101,309	553,030
Provision for credit losses	34,024	4,177	(479)	27,278	65,000
Net interest revenue after provision for credit losses	280,430	89,212	44,357	74,031	488,030
Other operating revenue	146,248	172,072	218,042	(6,096)	530,266
Other operating expense	162,039	179,487	186,524	223,993	752,043
Net direct contribution	264,639	81,797	75,875	(156,058)	266,253
Gain (loss) on financial instruments, net	—	30,539	(42)	(30,497)	—
Change in fair value of mortgage servicing rights	—	(41,944)	—	41,944	—
Gain on repossessed assets, net	806	566	—	(1,372)	—
Corporate expense allocations	26,681	49,513	31,864	(108,058)	—
Net income before taxes	238,764	21,445	43,969	(37,925)	266,253
Federal and state income taxes	92,879	8,342	17,104	(34,444)	83,881
Net income	145,885	13,103	26,865	(3,481)	182,372
Net loss attributable to non-controlling interests	—	—	—	(270)	(270)
Net income attributable to BOK Financial Corp. shareholders	$145,885	$13,103	$26,865	$(3,211)	$182,642

Average assets	$16,958,999	$8,763,564	$5,916,545	$410,075	$32,049,183

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and nine months ended September 30, 2017 and 2016, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and nine months ended September 30, 2017 and 2016 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2017, December 31, 2016 or September 30, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2017 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$30,162	$—	$30,162	$—
U.S. government agency residential mortgage-backed securities	516,760	—	516,760	—
Municipal and other tax-exempt securities	56,148	—	56,148	—
Other trading securities	11,047	—	11,047	—
Total trading securities	614,117	—	614,117	—
Available for sale securities:
U.S. Treasury	999	999	—	—
Municipal and other tax-exempt securities	28,368	—	23,583	4,785
U.S. government agency residential mortgage-backed securities	5,326,384	—	5,326,384	—
Privately issued residential mortgage-backed securities	99,994	—	99,994	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,889,346	—	2,889,346	—
Other debt securities	4,153	—	—	4,153
Perpetual preferred stock	16,245	—	16,245	—
Equity securities and mutual funds	17,710	2,578	15,132	—
Total available for sale securities	8,383,199	3,577	8,370,684	8,938
Fair value option securities – U.S. government agency residential mortgage-backed securities	819,531	—	819,531	—
Residential mortgage loans held for sale	275,643	—	263,543	12,100
Mortgage servicing rights[1]	245,858	—	—	245,858
Derivative contracts, net of cash collateral[2]	352,559	8,498	344,061	—
Liabilities:
Derivative contracts, net of cash collateral[2]	336,327	6,903	329,424	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded interest rate, energy and agricultural derivative contacts. Derivative contacts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate derivative contracts, net of cash margin.

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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2016 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$15,705	$—	$15,705	$—
U.S. government agency residential mortgage-backed securities	464,749	—	464,749	—
Municipal and other tax-exempt securities	54,856	—	54,856	—
Other trading securities	11,305	—	11,305	—
Total trading securities	546,615	—	546,615	—
Available for sale securities:
U.S. Treasury	1,002	1,002	—	—
Municipal and other tax-exempt securities	42,092	—	36,379	5,713
U.S. government agency residential mortgage-backed securities	5,668,672	—	5,668,672	—
Privately issued residential mortgage-backed securities	121,603	—	121,603	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,986,495	—	2,986,495	—
Other debt securities	4,151	—	—	4,151
Perpetual preferred stock	19,578	—	19,578	—
Equity securities and mutual funds	18,690	3,544	15,146	—
Total available for sale securities	8,862,283	4,546	8,847,873	9,864
Fair value option securities:
U.S. Treasury	222,409	222,409	—	—
U.S. government agency residential mortgage-backed securities	—	—	—	—
Total fair value option securities	222,409	222,409	—	—
Residential mortgage loans held for sale	447,592	—	438,291	9,301
Mortgage servicing rights[1]	203,621	—	—	203,621
Derivative contracts, net of cash collateral[2]	655,078	5,575	649,503	—
Liabilities:
Derivative contracts, net of cash collateral[2]	573,987	1,308	572,679	—

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

The following represents the changes for the three and nine months ended September 30, 2017 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt securities	Other debt securities	Residential mortgage loans held for sale
Balance, June 30, 2017	$4,655	$4,152	$12,735
Transfer to Level 3 from Level 2[1]	—	—	176
Purchases	—	—	—
Proceeds from sales	—	—	(847)
Redemptions and distributions	—	—	—
Gain recognized in earnings:
Mortgage banking revenue	—	—	36
Other comprehensive income:
Net change in unrealized gain	130	1	—
Balance, September 30, 2017	$4,785	$4,153	$12,100

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, December 31, 2016	$5,789	$4,152	$11,617
Transfer to Level 3 from Level 2[1]	—	—	2,916
Purchases	—	—	—
Proceeds from sales	—	—	(2,549)
Redemptions and distributions	(1,100)	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	116
Other comprehensive income (loss):
Net change in unrealized gain (loss)	96	1	—
Balance, September 30, 2017	$4,785	$4,153	$12,100

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

The following represents the changes for the three and six months ended September 30, 2016 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt securities	Other debt securities	Residential mortgage loans held for sale
Balance, June 30, 2016	$9,600	$4,151	$9,749
Transfer to Level 3 from Level 2[1]	—	—	442
Purchases	—	—	—
Proceeds from sales	—	—	(1,003)
Redemptions and distributions	(3,975)	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	113
Other comprehensive income (loss):
Net change in unrealized gain (loss)	88	—	—
Balance, September 30, 2016	$5,713	$4,151	$9,301

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, December 31, 2015	$9,610	$4,151	$7,874
Transfer to Level 3 from Level 2[1]	—	—	3,982
Purchases	—	—	—
Proceeds from sales	—	—	(2,365)
Redemptions and distributions	(3,975)	—	—
Gain (loss) recognized in earnings
Mortgage banking revenue	—	—	(190)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	78	—	—
Balance, September 30, 2016	$5,713	$4,151	$9,301

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of September 30, 2017 follows (in thousands):

	Par Value	Amortized Cost/Unpaid Principal Balance	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$5,095	$5,067	$4,785	Discounted cash flows	[1]	Interest rate spread	6.05%-6.05% (6.05%)	[2]
							92.25%-95.02% (93.91%)	[3]
Other debt securities	4,400	4,400	4,153	Discounted cash flows	[1]	Interest rate spread	6.65%-6.73% (6.72%)	[4]
							94.38% - 94.38 (94.38%)	[3]

Residential mortgage loans held for sale	N/A	12,612	12,100	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	95.94%

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 352 to 467 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 3 percent.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2017 for which the fair value was adjusted during the nine months ended September 30, 2017:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2017			Three Months Ended September 30, 2017 Recognized in:		Nine Months Ended September 30, 2017 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$423	$10,960	$4,397	$—	$5,058	$—
Real estate and other repossessed assets	—	4,392	6,845	—	4,683	—	4,915

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2016 for which the fair value was adjusted during the nine months ended September 30, 2016:

	Carrying Value at September 30, 2016			Fair Value Adjustments for the Three Months Ended September 30, 2016 Recognized in:		Nine Months Ended September 30, 2016 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$436	$23,089	$6,334	$—	$30,200	$—
Real estate and other repossessed assets	—	6,048	1,927	—	480	—	1,260

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2017 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$10,960	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	64% - 88% (68%)[1]
Real estate and other repossessed assets	6,845	Appraised value, as adjusted	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	N/A

[1]	Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2016 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$23,089	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	23% - 59% (43%)[1]
Real estate and other repossessed assets	1,927	Appraised value, as adjusted	Marketability adjustments off appraised value2	68% - 80% (71%)

[1]	Represents fair value as a percentage of the unpaid principal balance.

[2]	Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2017 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$547,203	$547,203	$547,203	$—	$—
Interest-bearing cash and cash equivalents	1,926,779	1,926,779	1,926,779	—	—
Trading securities:				—
U.S. government agency debentures	30,162	30,162	—	30,162	—
U.S. government agency residential mortgage-backed securities	516,760	516,760	—	516,760	—
Municipal and other tax-exempt securities	56,148	56,148	—	56,148	—
Other trading securities	11,047	11,047	—	11,047	—
Total trading securities	614,117	614,117	—	614,117	—
Investment securities:
Municipal and other tax-exempt securities	246,000	249,250	—	249,250	—
U.S. government agency residential mortgage-backed securities	16,926	17,458	—	17,458	—
Other debt securities	203,636	223,187	—	223,187	—
Total investment securities	466,562	489,895	—	489,895	—
Available for sale securities:
U.S. Treasury	999	999	999	—	—
Municipal and other tax-exempt securities	28,368	28,368	—	23,583	4,785
U.S. government agency residential mortgage-backed securities	5,326,384	5,326,384	—	5,326,384	—
Privately issued residential mortgage-backed securities	99,994	99,994	—	99,994	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,889,346	2,889,346	—	2,889,346	—
Other debt securities	4,153	4,153	—	—	4,153
Perpetual preferred stock	16,245	16,245	—	16,245	—
Equity securities and mutual funds	17,710	17,710	2,578	15,132	—
Total available for sale securities	8,383,199	8,383,199	3,577	8,370,684	8,938
Fair value option securities – U.S. government agency residential mortgage-backed securities	819,531	819,531	—	819,531	—
Residential mortgage loans held for sale	275,643	275,643	—	263,543	12,100
Loans:
Commercial	10,795,934	10,574,720	—	—	10,574,720
Commercial real estate	3,518,142	3,467,009	—	—	3,467,009
Residential mortgage	1,945,750	1,958,632	—	—	1,958,632
Personal	947,008	938,819	—	—	938,819
Total loans	17,206,834	16,939,180	—	—	16,939,180
Allowance for loan losses	(247,703)	—	—	—	—
Loans, net of allowance	16,959,131	16,939,180	—	—	16,939,180
Mortgage servicing rights	245,858	245,858	—	—	245,858
Derivative instruments with positive fair value, net of cash collateral	352,559	352,559	8,498	344,061	—
Deposits with no stated maturity	19,675,790	19,675,790	—	—	19,675,790
Time deposits	2,172,289	2,138,367	—	—	2,138,367
Other borrowed funds	6,631,820	6,609,642	—	—	6,609,642
Subordinated debentures	144,668	146,693	—	146,693	—
Derivative instruments with negative fair value, net of cash collateral	336,327	336,327	6,903	329,424	—

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

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2016 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$535,916	$535,916	$535,916	$—	$—
Interest-bearing cash and cash equivalents	2,080,978	2,080,978	2,080,978	—	—
Trading securities:				—
U.S. government agency debentures	15,705	15,705	—	15,705	—
U.S. government agency residential mortgage-backed securities	464,749	464,749	—	464,749	—
Municipal and other tax-exempt securities	54,856	54,856	—	54,856	—
Other trading securities	11,305	11,305	—	11,305	—
Total trading securities	546,615	546,615	—	546,615	—
Investment securities:
Municipal and other tax-exempt securities	323,225	327,788	—	327,788	—
U.S. government agency residential mortgage-backed securities	22,166	23,452	—	23,452	—
Other debt securities	201,066	229,070	—	229,070	—
Total investment securities	546,457	580,310	—	580,310	—
Available for sale securities:
U.S. Treasury	1,002	1,002	1,002	—	—
Municipal and other tax-exempt securities	42,092	42,092	—	36,379	5,713
U.S. government agency residential mortgage-backed securities	5,668,672	5,668,672	—	5,668,672	—
Privately issued residential mortgage-backed securities	121,603	121,603	—	121,603	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,986,495	2,986,495	—	2,986,495	—
Other debt securities	4,151	4,151	—	—	4,151
Perpetual preferred stock	19,578	19,578	—	19,578	—
Equity securities and mutual funds	18,690	18,690	3,544	15,146	—
Total available for sale securities	8,862,283	8,862,283	4,546	8,847,873	9,864
Fair value option securities:
U.S. Treasury	222,409	222,409	222,409	—	—
U.S. government agency residential mortgage-backed securities	—	—	—	—	—
Total fair value option securities	222,409	222,409	222,409	—	—
Residential mortgage loans held for sale	447,592	447,592	—	438,291	9,301
Loans:
Commercial	10,120,163	9,926,548	—	—	9,926,548
Commercial real estate	3,793,598	3,769,427	—	—	3,769,427
Residential mortgage	1,872,793	1,905,786	—	—	1,905,786
Personal	678,232	671,421	—	—	671,421
Total loans	16,464,786	16,273,182	—	—	16,273,182
Allowance for loan losses	(245,103)	—	—	—	—
Loans, net of allowance	16,219,683	16,273,182	—	—	16,273,182
Mortgage servicing rights	203,621	203,621	—	—	203,621
Derivative instruments with positive fair value, net of cash collateral	655,078	655,078	5,575	649,503	—
Deposits with no stated maturity	18,925,873	18,925,873	—	—	18,925,873
Time deposits	2,169,631	2,163,947	—	—	2,163,947
Other borrowed funds	7,147,047	7,079,737	—	—	7,079,737
Subordinated debentures	144,631	148,360	—	148,360	—
Derivative instruments with negative fair value, net of cash collateral	573,987	573,987	1,308	572,679	—

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings, which are classified as Significant Unobservable Inputs. The fair values of loans were estimated to approximate their discounted cash flows less loan loss allowances allocated to these loans of $220 million at September 30, 2017, $218 million at December 31, 2016 and $217 million at September 30, 2016. A summary of assumptions used in determining the fair value of loans follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
September 30, 2017:
Commercial	0.38% - 30.00%	0.62	0.78% - 4.59%
Commercial real estate	0.38% - 18.00%	0.77	1.04% - 4.38%
Residential mortgage	1.74% - 18.00%	2.12	1.79% - 4.09%
Personal	0.25% - 21.00%	0.24	0.55% - 4.78%

December 31, 2016:
Commercial	0.38% - 30.00%	0.70	0.64% - 4.60%
Commercial real estate	0.38% - 18.00%	0.71	0.94% - 4.27%
Residential mortgage	1.74% - 18.00%	2.27	1.71% - 4.26%
Personal	0.25% - 21.00%	0.40	1.03% - 4.59%

September 30, 2016:
Commercial	0.38% - 30.00%	0.69	0.54% - 3.93%
Commercial real estate	0.38% - 18.00%	0.72	0.80% - 3.90%
Residential mortgage	1.74% - 18.00%	1.95	1.57% - 3.55%
Personal	0.25% - 21.00%	0.35	0.75% - 4.15%

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

A summary of assumptions used in determining the fair value of time deposits follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
September 30, 2017	0.03% - 9.64%	1.95	1.86% - 2.18%
December 31, 2016	0.02% - 9.65%	1.96	1.57% - 2.00%
September 30, 2016	0.03% - 9.65%	2.10	1.37% - 1.66%

 Other Borrowings and Subordinated Debentures

The fair values of these instruments are based upon discounted cash flow analyses using interest rates currently being offered on similar instruments, which are considered Significant Unobservable Inputs. A summary of assumptions used in determining the fair value of other borrowings and subordinated debentures follows:

	Range of Contractual Yields	Average Re-pricing (in years)	Discount Rate
September 30, 2017:
Other borrowed funds	0.25% - 6.25%	0.02	1.06% - 3.70%
Subordinated debentures	5.38%	16.85	4.96%

December 31, 2016:
Other borrowed funds	0.25% - 3.50%	0.00	0.55% - 3.22%
Subordinated debentures	5.38%	16.86	6.11%

September 30, 2016:
Other borrowed funds	0.25% - 3.81%	0.02	0.29% - 2.99%
Subordinated debentures	5.38%	18.37	5.38%

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at September 30, 2017, December 31, 2016 or September 30, 2016.
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

(12) Federal and State Income Taxes

The reconciliations of income attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amount:
Federal statutory tax	$44,880	$37,474	$137,048	$93,189
Tax exempt revenue	(3,001)	(2,391)	(9,336)	(7,491)
Effect of state income taxes, net of federal benefit	2,486	1,364	7,875	5,222
Utilization of tax credits:
Low-income housing tax credit, net of amortization	(23)	(623)	(2,272)	(2,505)
Other tax credits	(364)	(522)	(1,091)	(1,564)
Bank-owned life insurance	(705)	(813)	(2,252)	(2,414)
Share-based compensation	(169)	—	(2,470)	—
Other, net	(666)	(2,533)	744	(556)
Total income tax expense	$42,438	$31,956	$128,246	$83,881

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Percent of pretax income:
Federal statutory tax	35.0%	35.0%	35.0%	35.0%
Tax exempt revenue	(2.3)	(2.2)	(2.4)	(2.8)
Effect of state income taxes, net of federal benefit	1.9	1.3	2.0	2.0
Utilization of tax credits:
Low-income housing tax credit, net of amortization	—	(0.6)	(0.6)	(0.9)
Other tax credits	(0.3)	(0.5)	(0.3)	(0.6)
Bank-owned life insurance	(0.5)	(0.8)	(0.6)	(0.9)
Share-based compensation	(0.1)	—	(0.6)	—
Other, net	(0.6)	(2.4)	0.3	(0.3)
Total	33.1%	29.8%	32.8%	31.5%
(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2017 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,020,003	$15,817	1.05%	$2,040,978	$7,926	0.52%
Trading securities	508,741	13,008	3.55%	264,525	4,659	2.48%
Investment securities
Taxable	220,892	8,886	5.36%	227,136	9,244	5.43%
Tax-exempt	280,910	5,300	2.52%	340,292	5,713	2.24%
Total investment securities	501,802	14,186	3.77%	567,428	14,957	3.52%
Available for sale securities
Taxable	8,407,421	130,426	2.09%	8,831,032	130,790	2.02%
Tax-exempt	51,891	2,019	5.58%	70,205	2,605	5.15%
Total available for sale securities	8,459,312	132,445	2.11%	8,901,237	133,395	2.04%
Fair value option securities	526,714	10,985	2.77%	361,623	6,182	2.11%
Restricted equity securities	312,365	13,534	5.78%	316,563	12,684	5.34%
Residential mortgage loans held for sale	240,822	6,317	3.55%	379,174	9,823	3.49%
Loans	17,174,450	523,764	4.08%	16,235,071	436,966	3.59%
Allowance for loan losses	(250,538)			(242,508)
Loans, net of allowance	16,923,912	523,764	4.14%	15,992,563	436,966	3.65%
Total earning assets	29,493,671	730,056	3.32%	28,824,091	626,592	2.92%
Receivable on unsettled securities sales	72,888			141,957
Cash and other assets	3,210,879			3,083,135
Total assets	$32,777,438			$32,049,183
Liabilities and equity
Interest-bearing deposits:
Transaction	$10,246,125	$19,713	0.26%	$9,666,048	$9,994	0.14%
Savings	455,740	272	0.08%	411,568	295	0.10%
Time	2,213,090	18,521	1.12%	2,286,844	20,062	1.17%
Total interest-bearing deposits	12,914,955	38,506	0.40%	12,364,460	30,351	0.33%
Funds purchased	56,161	276	0.66%	83,668	142	0.23%
Repurchase agreements	436,882	240	0.07%	598,631	214	0.05%
Other borrowings	5,825,764	47,026	1.08%	6,002,018	25,587	0.57%
Subordinated debentures	144,653	6,098	5.64%	238,415	4,056	2.27%
Total interest-bearing liabilities	19,378,415	92,146	0.64%	19,287,192	60,350	0.42%
Non-interest bearing demand deposits	9,277,820			8,255,859
Due on unsettled securities purchases	131,571			150,994
Other liabilities	581,901			1,001,282
Total equity	3,407,731			3,353,856
Total liabilities and equity	$32,777,438			$32,049,183
Tax-equivalent Net Interest Revenue		$637,910	2.68%		$566,242	2.50%
Tax-equivalent Net Interest Revenue to Earning Assets			2.90%			2.64%
Less tax-equivalent adjustment		13,072			13,212
Net Interest Revenue		624,838			553,030
Provision for credit losses		—			65,000
Other operating revenue		528,258			530,266
Other operating expense		761,530			752,043
Income before taxes		391,566			266,253
Federal and state income taxes		128,246			83,881
Net income		263,320			182,372
Net income (loss) attributable to non-controlling interests		1,168			(270)
Net income attributable to BOK Financial Corp. shareholders		$262,152			$182,642
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$4.01			$2.77
Diluted		$4.00			$2.76
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

Page intentionally left blank.

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	September 30, 2017			June 30, 2017
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$1,965,645	$6,375	1.29%	$2,007,746	$5,198	1.04%
Trading securities	491,613	4,122	3.47%	456,028	3,517	3.23%
Investment securities
Taxable	221,609	2,942	5.31%	219,385	2,931	5.34%
Tax-exempt	254,096	1,650	2.60%	279,987	1,757	2.51%
Total investment securities	475,705	4,592	3.86%	499,372	4,688	3.76%
Available for sale securities
Taxable	8,381,536	44,579	2.16%	8,332,709	42,920	2.09%
Tax-exempt	46,817	566	5.27%	51,348	725	6.09%
Total available for sale securities	8,428,353	45,145	2.17%	8,384,057	43,645	2.11%
Fair value option securities	684,571	5,066	2.97%	476,102	3,539	2.92%
Restricted equity securities	328,677	4,826	5.87%	295,743	4,399	5.95%
Residential mortgage loans held for sale	256,343	2,095	3.36%	245,401	2,386	3.92%
Loans	17,256,663	187,506	4.31%	17,129,533	172,139	4.03%
Allowance for loan losses	(250,590)			(251,632)
Loans, net of allowance	17,006,073	187,506	4.38%	16,877,901	172,139	4.09%
Total earning assets	29,636,980	259,727	3.50%	29,242,350	239,511	3.30%
Receivable on unsettled securities sales	76,622			79,248
Cash and other assets	3,294,568			3,046,973
Total assets	$33,008,170			$32,368,571
Liabilities and equity
Interest-bearing deposits:
Transaction	$10,088,522	$8,062	0.32%	$10,087,640	$6,437	0.26%
Savings	464,130	90	0.08%	461,586	95	0.08%
Time	2,176,820	6,378	1.16%	2,204,422	6,090	1.11%
Total interest-bearing deposits	12,729,472	14,530	0.45%	12,753,648	12,622	0.40%
Funds purchased	49,774	116	0.92%	63,263	96	0.61%
Repurchase agreements	361,512	140	0.15%	427,353	68	0.06%
Other borrowings	6,162,641	20,105	1.29%	5,572,031	15,188	1.09%
Subordinated debentures	144,663	2,070	5.68%	144,654	2,003	5.55%
Total interest-bearing liabilities	19,448,062	36,961	0.75%	18,960,949	29,977	0.63%
Non-interest bearing demand deposits	9,389,849			9,338,683
Due on unsettled securities purchases	145,155			157,438
Other liabilities	540,463			502,068
Total equity	3,484,641			3,409,433
Total liabilities and equity	$33,008,170			$32,368,571
Tax-equivalent Net Interest Revenue		$222,766	2.75%		$209,534	2.67%
Tax-equivalent Net Interest Revenue to Earning Assets			3.01%			2.89%
Less tax-equivalent adjustment		4,314			4,330
Net Interest Revenue		218,452			205,204
Provision for credit losses		—			—
Other operating revenue		175,710			182,252
Other operating expense		265,934			250,885
Income before taxes		128,228			136,571
Federal and state income taxes		42,438			47,705
Net income		85,790			88,866
Net income (loss) attributable to non-controlling interests		141			719
Net income attributable to BOK Financial Corp. shareholders		$85,649			$88,147
Earnings Per Average Common Share Equivalent:
Basic		$1.31			$1.35
Diluted		$1.31			$1.35
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

Three Months Ended
March 31, 2017			December 31, 2016			September 30, 2016
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$2,087,964	$4,244	0.82%	$2,032,785	$2,800	0.55%	$2,047,991	$2,651	0.51%
579,549	5,369	3.87%	476,498	4,554	3.91%	366,545	3,157	2.71%

221,684	3,013	5.44%	224,376	3,024	5.39%	224,518	3,000	5.34%
309,252	1,893	2.45%	318,493	1,854	2.33%	328,074	1,851	2.26%
530,936	4,906	3.70%	542,869	4,878	3.60%	552,592	4,851	3.51%

8,509,423	42,927	2.02%	8,706,449	42,482	1.98%	8,795,869	42,513	1.99%
57,626	728	5.37%	60,106	748	5.27%	66,721	867	5.47%
8,567,049	43,655	2.05%	8,766,555	43,230	2.00%	8,862,590	43,380	2.01%
416,524	2,380	2.27%	210,733	541	0.99%	266,998	1,531	1.70%
312,498	4,309	5.52%	334,114	4,554	5.45%	335,812	4,510	5.37%
220,325	1,836	3.35%	345,066	2,835	3.31%	445,930	3,615	3.28%
17,135,825	164,119	3.88%	16,723,588	156,734	3.67%	16,447,750	150,077	3.63%
(249,379)			(246,977)			(247,901)
16,886,446	164,119	3.94%	16,476,611	156,734	3.72%	16,199,849	150,077	3.69%
29,601,291	230,818	3.15%	29,185,231	220,126	2.98%	29,078,307	213,772	2.93%
62,641			33,813			259,906
3,291,057			3,742,032			3,308,260
$32,954,989			$32,961,076			$32,646,473

$10,567,475	$5,214	0.20%	$9,980,132	$3,912	0.16%	$9,650,618	$3,417	0.14%
441,254	87	0.08%	421,654	91	0.09%	420,009	100	0.09%
2,258,930	6,053	1.09%	2,177,035	6,140	1.12%	2,197,350	6,295	1.14%
13,267,659	11,354	0.35%	12,578,821	10,143	0.32%	12,267,977	9,812	0.32%
55,508	64	0.47%	62,004	44	0.28%	68,280	33	0.19%
523,561	32	0.02%	560,891	34	0.02%	522,822	53	0.04%
5,737,955	11,733	0.83%	6,072,150	9,315	0.61%	6,342,369	9,105	0.57%
144,644	2,025	5.68%	144,635	2,003	5.51%	255,890	2,468	3.84%
19,729,327	25,208	0.52%	19,418,501	21,539	0.44%	19,457,338	21,471	0.44%
9,101,763			9,124,595			8,497,037
91,529			77,575			200,574
704,978			1,004,212			1,099,858
3,327,392			3,336,193			3,391,666
$32,954,989			$32,961,076			$32,646,473
	$205,610	2.63%		$198,587	2.54%		$192,301	2.49%
		2.81%			2.69%			2.64%
	4,428			4,389			4,455
	201,182			194,198			187,846
	—			—			10,000
	170,296			143,754			187,310
	244,711			265,547			258,088
	126,767			72,405			107,068
	38,103			22,496			31,956
	88,664			49,909			75,112
	308			(117)			835
	$88,356			$50,026			$74,277

	$1.35			$0.76			$1.13
	$1.35			$0.76			$1.13

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016

Interest revenue	$255,413	$235,181	$226,390	$215,737	$209,317
Interest expense	36,961	29,977	25,208	21,539	21,471
Net interest revenue	218,452	205,204	201,182	194,198	187,846
Provision for credit losses	—	—	—	—	10,000
Net interest revenue after provision for credit losses	218,452	205,204	201,182	194,198	177,846
Other operating revenue
Brokerage and trading revenue	33,169	31,764	33,623	28,500	38,006
Transaction card revenue	37,826	35,296	32,127	34,521	33,933
Fiduciary and asset management revenue	40,687	41,808	38,631	34,535	34,073
Deposit service charges and fees	23,209	23,354	23,030	23,365	23,668
Mortgage banking revenue	24,890	30,276	25,191	28,414	38,516
Other revenue	13,670	14,984	11,752	12,693	13,080
Total fees and commissions	173,451	177,482	164,354	162,028	181,276
Other gains, net	(1,283)	6,108	3,627	(1,279)	2,442
Gain (loss) on derivatives, net	1,033	3,241	(450)	(35,815)	2,226
Gain (loss) on fair value option securities, net	661	1,984	(1,140)	(20,922)	(3,355)
Change in fair value of mortgage servicing rights	(639)	(6,943)	1,856	39,751	2,327
Gain (loss) on available for sale securities, net	2,487	380	2,049	(9)	2,394
Total other operating revenue	175,710	182,252	170,296	143,754	187,310
Other operating expense
Personnel	147,910	143,744	136,425	141,132	139,212
Business promotion	7,105	7,738	6,717	7,344	6,839
Charitable contributions to BOKF Foundation	—	—	—	2,000	—
Professional fees and services	11,887	12,419	11,417	16,828	14,038
Net occupancy and equipment	21,325	21,125	21,624	21,470	20,111
Insurance	6,005	689	6,404	8,705	9,390
Data processing and communications	37,327	36,330	34,902	33,691	33,331
Printing, postage and supplies	3,917	4,140	3,851	3,998	3,790
Net losses (gains) and operating expenses of repossessed assets	6,071	2,267	1,009	1,627	(926)
Amortization of intangible assets	1,744	1,803	1,802	1,558	1,521
Mortgage banking costs	13,450	12,072	13,003	17,348	15,963
Other expense	9,193	8,558	7,557	9,846	14,819
Total other operating expense	265,934	250,885	244,711	265,547	258,088
Net income before taxes	128,228	136,571	126,767	72,405	107,068
Federal and state income taxes	42,438	47,705	38,103	22,496	31,956
Net income	85,790	88,866	88,664	49,909	75,112
Net income (loss) attributable to non-controlling interests	141	719	308	(117)	835
Net income attributable to BOK Financial Corporation shareholders	$85,649	$88,147	$88,356	$50,026	$74,277

Earnings per share:
Basic	$1.31	$1.35	$1.35	$0.76	$1.13
Diluted	$1.31	$1.35	$1.35	$0.76	$1.13
Average shares used in computation:
Basic	64,742,822	64,729,752	64,715,964	64,719,018	65,085,392
Diluted	64,805,172	64,793,134	64,783,737	64,787,728	65,157,841

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2017	—	$—	—	2,120,757
August 1 to August 31, 2017	—	$—	—	2,120,757
September 1 to September 30, 2017	—	$—	—	2,120,757
Total	—		—

[1]
On October 1, 2015, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of September 30, 2017, the Company had repurchased 2,879,243 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.

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

Date:        October 31, 2017

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer