Form 10-Q
period 2018-09-30
BOK FINANCIAL CORP ET AL
filed 2018-10-30
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,434,258 shares of common stock ($.00006 par value) as of September 30, 2018.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2018

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $117.3 million or $1.79 per diluted share for the third quarter of 2018, including $11.5 million or 18 cents per share from a client asset management fee. Net income was $85.6 million or $1.31 per diluted share for the third quarter of 2017 and $114.4 million or $1.75 per diluted share for the second quarter of 2018.

On October 1, 2018, the Company acquired CoBiz Financial, Inc. (CoBiz). CoBiz is headquartered in Denver with a presence in Colorado and Arizona. The Company paid total consideration of $944 million, which included $242 million in cash along with the issuance of 7.2 million shares of BOK Financial stock valued at $702 million, in exchange for all outstanding shares of CoBiz stock. As of September 30, 2018, CoBiz had $3.1 billion in loans, $3.9 billion in total assets, $3.3 billion in deposits and $339 million in equity. The pro forma common equity Tier 1 capital ratio at September 30, 2018 on a combined basis was 10.92 percent, Tier 1 capital ratio was 10.92 percent, total capital ratio was 12.37 percent, and leverage ratio was 9.18 percent. We expect to incur approximately $45 million of total closing and integration costs during the fourth quarter of 2018 and first quarter of 2019 with an anticipated bank consolidation in the first quarter of 2019.

Highlights of the third quarter of 2018 included:

•
Net interest revenue totaled $240.9 million, up $22.4 million over the third quarter of 2017. The increase in net interest revenue over the prior year was driven by both growth in average earning assets and improving yields. Net interest margin was 3.21 percent for the third quarter of 2018 compared to 3.01 percent for the third quarter of 2017. Average earning assets were $30.0 billion for the third quarter of 2018 compared to $29.6 billion for the third quarter of 2017. Net interest revenue increased $2.3 million over the second quarter of 2018. Excluding the impact of interest recoveries in the second quarter, net interest margin grew by 11 basis points primarily due to the Company reducing excess cash balances held at the Federal Reserve funded by borrowings from the Federal Home Loan Banks.

•
Fees and commissions revenue totaled $167.5 million. Adoption of the new revenue recognition accounting standard in the first quarter of 2018 resulted in interchange fees we pay to issuing banks being netted against transaction card revenue. Previously these fees were included in data processing and communications expense. Excluding this impact, fees and commissions revenue increased $4.0 million compared to the third quarter of 2017. Trust fees and commissions increased $16.8 million largely as a result of a fee generated from the sale of client assets during the third quarter of 2018. Brokerage and trading revenue decreased $10.1 million while mortgage banking revenue decreased $1.4 million, both affected by the impact of rising interest rates on mortgage loan origination volumes and margins. Fees and commissions revenue increased $9.7 million compared to the second quarter of 2018. Trust fees and commissions increased $15.8 million compared to the second quarter of 2018. Brokerage and trading revenue decreased $3.4 million and mortgage banking revenue decreased $2.8 million.

•
Other operating expense totaled $252.6 million, a $3.4 million or 1 percent decrease compared to the third quarter of 2017 on a comparable basis. Personnel expense decreased $4.4 million, primarily due to decreased incentive compensation expense. Non-personnel expense increased $977 thousand. Operating expense increased $6.1 million over the second quarter of 2018. Personnel expense increased $4.6 million, primarily due to a reduction in share-based compensation expense in the second quarter of 2018 based on a change in assumptions for performance-based awards. Non-personnel expense increased $1.6 million. Professional fees and services expense and mortgage banking costs were higher in the second quarter.

•
Income tax expense was $34.7 million or 22.8 percent of net income before taxes for the third quarter of 2018 compared to $42.4 million or 33.1 percent for the third quarter of 2017 and $33.3 million or 22.4 percent for the second quarter of 2018. Beginning January 1, 2018, the Tax Cuts and Jobs Act ("the Act") decreased the corporate income tax rate from 35% to 21%.

•
The Company recorded provision for credit losses of $4.0 million in the third quarter of 2018. No provision for credit losses was recorded in the second quarter of 2018 or third quarter of 2017. Net charge-offs totaled $9.0 million or 0.20 percent of average loans on an annualized basis in the third quarter of 2018 compared to net charge-offs of $10.5 million or 0.24 percent of average loans on an annualized basis for the second quarter of 2018. Net charge-offs were $32.5 million or 0.18 percent of average loans over the last four quarters.

•	The combined allowance for credit losses totaled $213 million or 1.16 percent of outstanding loans at September 30, 2018 compared to $218 million or 1.21 percent of outstanding loans at June 30, 2018.

•
Nonperforming assets that are not guaranteed by U.S. government agencies totaled $170 million or 0.93 percent of outstanding loans and repossessed assets at September 30, 2018 and $186 million or 1.04 percent of outstanding loans and repossessed assets at June 30, 2018. Potential problem loans increased $36 million to $176 million at September 30, 2018.

•
Average loan balances grew by $453 million over the previous quarter, primarily due to growth in commercial and commercial real estate loan balances. Period-end outstanding loan balances totaled $18.3 billion at September 30, 2018, an increase of $346 million over June 30, 2018.

•
Average deposits were largely unchanged compared to the previous quarter. Average demand deposit balances increased $102 million, while interest-bearing transaction deposit balances decreased $179 million. Period-end deposits were $21.6 billion at September 30, 2018, a $537 million decrease compared to June 30, 2018.

•
The common equity Tier 1 capital ratio at September 30, 2018 was 12.05 percent. Other regulatory capital ratios were Tier 1 capital ratio, 12.05 percent, total capital ratio, 13.35 percent, and leverage ratio, 9.90 percent. At June 30, 2018, the common equity Tier 1 capital ratio was 11.92 percent, the Tier 1 capital ratio was 11.92 percent, total capital ratio was 13.26 percent, and leverage ratio was 9.57 percent.

•
The company paid a regular cash dividend of $32.6 million or $0.50 per common share during the third quarter of 2018. On October 30, 2018, the board of directors approved a quarterly cash dividend of $0.50 per common share payable on or about November 26, 2018 to shareholders of record as of November 12, 2018.

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

Net interest revenue totaled $240.9 million for the third quarter of 2018, up from $218.5 million in the third quarter of 2017. Net interest margin was 3.21 percent for the third quarter of 2018, compared to 3.01 percent for the third quarter of 2017. Recoveries of foregone interest on nonaccruing loans added $4.6 million or 6 basis points to the net interest margin in the third quarter of 2017. Recoveries of foregone interest were not significant in the third quarter of 2018. The discussion following excludes the impact of recoveries of foregone interest.

Tax-equivalent net interest revenue increased $20.0 million over the third quarter of 2017. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities. Changes in interest rates and yields increased net interest revenue by $5.1 million. The benefit of an increase in short-term interest rates on the floating-rate earning assets was partially offset by higher borrowing costs. Tax-equivalent net interest revenue increased $15.0 million due to growth in average assets. Growth in the average balances of trading securities and loans was partially offset by decreases in interest-bearing cash and cash equivalents.

Net interest margin increased 26 basis points due largely to changes in market interest rates and spreads, along with a change in the mix of earning assets.

The tax-equivalent yield on earning assets was 4.04 percent, up 60 basis points over the third quarter of 2017 primarily due to increases in short-term interest rates resulting from increases in the federal funds rate by the Federal Reserve. Loan yields increased 59 basis points to 4.80 percent. The available for sale securities portfolio yield increased 20 basis points to 2.37 percent. The yield on interest-bearing cash and cash equivalents increased 70 basis points. Funding costs were up 50 basis points over the third quarter of 2017. The cost of interest-bearing deposits increased 32 basis points and the cost of other borrowed funds increased 81 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 42 basis points for the third quarter of 2018, up 16 basis points over the third quarter of 2017.

Average earning assets for the third quarter of 2018 increased $319 million or 1 percent over the third quarter of 2017. The average balance of trading securities grew by $1.3 billion, primarily due to expansion of U.S. agency residential mortgage-backed securities trading activities. Average loans, net of allowance for loan losses, increased $984 million, due primarily to growth in commercial loans. Interest-bearing cash and cash equivalent balances decreased $1.3 billion. The Company reduced excess cash balances held at the Federal Reserve funded by borrowings from the Federal Home Loan Banks. Available for sale securities decreased $299 million. Average balances of fair value option securities held as an economic hedge of mortgage servicing rights decreased $215 million. Investment securities balances decreased $96 million.

Average deposits decreased $183 million compared to the third quarter of 2017. Time deposit balances decreased $79 million, interest-bearing transaction account balances decreased $78 million and demand deposit balances decreased $65 million. Savings account balances increased $40 million. Average borrowed funds increased $385 million over the third quarter of 2017, primarily due to the net impact of increased borrowings from the Federal Home Loan Banks. Funds purchased and repurchase agreement balances also increased over the prior year.
Net interest revenue increased $2.3 million over the second quarter of 2018. Recoveries of foregone interest on nonaccruing loans added $5.3 million to net interest revenue or 7 basis points to net interest margin in the previous quarter. Excluding this impact, net interest margin was 3.21 percent for the third quarter of 2018, up 11 basis points over the second quarter of 2018. Net interest margin improved 10 basis points in the third quarter due to the Company reducing excess cash balances held at the Federal Reserve funded by borrowings from the Federal Home Loan Banks.

The yield on average earning assets was up 20 basis points over the prior quarter. The loan portfolio yield increased 12 basis points. The yield on the available for sale securities portfolio increased 7 basis points. The yield on the trading securities portfolio was up 35 basis. Funding costs were 1.25 percent, up 14 basis points. The cost of interest-bearing deposits increased 11 basis points to 0.77 percent. The cost of other borrowed funds was up 20 basis points to 2.04 percent. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities increased 5 basis points over the prior quarter.
Average earning assets decreased $345 million compared to the second quarter of 2018. Average loan balances grew by $453 million. Trading securities balances increased $280 million. Average interest-bearing cash and cash equivalents balances decreased $985 million. Average available for sale securities decreased $34 million. In addition, average balances of restricted equity securities, investment securities, fair value option securities held as an economic hedge of our mortgage servicing rights and residential mortgage loans held for sale all decreased compared to the prior quarter.
Average deposit balances decreased $119 million compared to the second quarter of 2018. Demand deposit balances grew by$102 million, offset by a $179 million decrease in interest-bearing transaction account balances and a $41 million decrease in time deposit balance. The average balance of borrowed funds decreased $131 million, primarily due to decreased borrowings from the Federal Home Loan Banks.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. Approximately 82% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. One of the strategies that we use to manage toward a relative rate-neutral position is to purchase fixed-rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market-rate-sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk. We currently expect additional increases in the Federal Funds rate to be accretive, although at a decreasing rate as competition for deposits intensifies in the future.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended September 30, 2018 / 2017			Nine Months Ended September 30, 2018 / 2017
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(2,934)	$(5,259)	$2,325	$3,346	$(5,703)	$9,049
Trading securities	13,297	11,912	1,385	25,304	24,096	1,208
Investment securities:
Taxable securities	(103)	(53)	(50)	(246)	(10)	(236)
Tax-exempt securities	(633)	(590)	(43)	(1,979)	(1,752)	(227)
Total investment securities	(736)	(643)	(93)	(2,225)	(1,762)	(463)
Available for sale securities:
Taxable securities	4,342	(192)	4,534	11,632	(1,309)	12,941
Tax-exempt securities	(571)	(223)	(348)	(1,690)	(1,005)	(685)
Total available for sale securities	3,771	(415)	4,186	9,942	(2,314)	12,256
Fair value option securities	(1,185)	(1,599)	414	1,642	273	1,369
Restricted equity securities	406	50	356	2,223	1,439	784
Residential mortgage loans held for sale	56	(460)	516	11	(890)	901
Loans	32,739	10,857	21,882	98,421	18,696	79,725
Total tax-equivalent interest revenue	45,414	14,443	30,971	138,664	33,835	104,829
Interest expense:
Transaction deposits	8,967	2	8,965	22,803	(158)	22,961
Savings deposits	18	7	11	19	22	(3)
Time deposits	1,020	(264)	1,284	2,389	(731)	3,120
Funds purchased and repurchase agreements	3,512	1,484	2,028	4,556	1,080	3,476
Other borrowings	11,931	(1,748)	13,679	41,762	4,069	37,693
Subordinated debentures	(45)	1	(46)	(22)	6	(28)
Total interest expense	25,403	(518)	25,921	71,507	4,288	67,219
Tax-equivalent net interest revenue	20,011	14,961	5,050	67,157	29,547	37,610
Change in tax-equivalent adjustment	(2,420)			(7,186)
Net interest revenue	$22,431			$74,343

[1]	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $167.9 million for the third quarter of 2018, a $2.1 million increase over the third quarter of 2017 and an $11.5 million increase over the second quarter of 2018. Fees and commissions revenue increased $4.0 million compared to the third quarter of 2017 and $9.7 million compared to the prior quarter. Rising interest rates have slowed the origination of mortgage loans and related investment products leading to compressed margins. This has adversely affected both our brokerage and trading revenue as well as our mortgage banking revenue.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Jun 30, 2018	Increase (Decrease)	% Increase (Decrease)
	2018	2017
Brokerage and trading revenue	$23,086	$33,169	$(10,083)	(30)%	$26,488	$(3,402)	(13)%
Transaction card revenue[1]	21,396	22,929	(1,533)	(7)%	20,975	421	2%
Fiduciary and asset management revenue	57,514	40,687	16,827	41%	41,699	15,815	38%
Deposit service charges and fees	27,765	28,191	(426)	(2)%	27,827	(62)	—%
Mortgage banking revenue	23,536	24,890	(1,354)	(5)%	26,346	(2,810)	(11)%
Other revenue	14,213	13,670	543	4%	14,518	(305)	(2)%
Total fees and commissions revenue	167,510	163,536	3,974	2%	157,853	9,657	6%
Other gains (losses), net	1,441	(1,283)	2,724	N/A	3,983	(2,542)	N/A
Loss on derivatives, net	(2,847)	1,033	(3,880)	N/A	(3,057)	210	N/A
Loss on fair value option securities, net	(4,385)	661	(5,046)	N/A	(3,341)	(1,044)	N/A
Change in fair value of mortgage servicing rights	5,972	(639)	6,611	N/A	1,723	4,249	N/A
Gain (loss) on available for sale securities, net	250	2,487	(2,237)	N/A	(762)	1,012	N/A
Total other operating revenue	$167,941	$165,795	$2,146	1%	$156,399	$11,542	7%

Non-GAAP Reconciliation:[1]
Transaction card revenue on income statement	$21,396	$32,844	N/A	N/A	$20,975	N/A	N/A
Netting adjustment	—	(9,915)	N/A	N/A	—	N/A	N/A
Transaction card revenue after netting adjustment	$21,396	$22,929	(1,533)	(7)%	$20,975	421	2%

[1]
Non-GAAP measure to net interchange charges from prior quarters between transaction card revenue and data processing and communications expense. This measure has no effect on net income or earnings per share.

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 41 percent of total revenue for the third quarter of 2018, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as rising interest rates resulting in growth in net interest revenue or fiduciary and asset management revenue, may also decrease mortgage production volumes. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, decreased $10.1 million or 30 percent compared to the third quarter of 2017.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers and related derivative instruments. Trading revenue was $4.8 million for the third quarter of 2018, a $7.1 million or 59 percent decrease compared to the third quarter of 2017. Rising mortgage interest rates narrowed trading margins and slowed turnover of our trading inventory. However, the higher average balance of trading securities generated an increase in net interest revenue of $5.6 million.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $8.5 million for the third quarter of 2018, a $2.0 million or 19 percent decrease compared to the third quarter of 2017.

Revenue earned from retail brokerage transactions decreased $748 thousand or 14 percent compared to the third quarter of 2017 to $4.5 million. Retail brokerage revenue includes fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each product type.We expect retail brokerage revenue to continue to decline as more relationships are transitioned to managed accounts, which are included in fiduciary and asset management revenue.

Investment banking revenue, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $5.2 million for the third quarter of 2018, a $254 thousand or 5 percent decrease compared to the third quarter of 2017. Changes in investment banking revenue are primarily related to the timing and volume of completed transactions.
Brokerage and trading revenue decreased $3.4 million compared to the previous quarter due largely to the continued impact of rising interest rates on mortgage-backed securities and related derivative products.

Transaction Card Revenue

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue decreased $1.5 million or 7 percent compared to the third quarter of 2017, primarily due to an early customer termination fee that was received in the third quarter of 2017. Transaction card revenue was largely unchanged compared to the second quarter of 2018.

Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 80 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue increased $16.8 million or 41 percent over the third quarter of 2017 and $15.8 million or 38 percent over the second quarter of 2018. A fee earned through the sale of client assets added $15.4 million to third quarter 2018 revenue.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration

	Three Months Ended
	September 30, 2018				September 30, 2017			June 30, 2018
	Balance	Revenue[1]		Margin[2]	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$8,076,312	$22,921		1.14%	$7,611,265	$21,299	1.12%	$7,791,094	$23,307	1.20%
Institutional	13,568,115	5,504		0.16%	12,747,679	5,585	0.18%	13,448,068	5,596	0.17%
Total managed fiduciary assets	21,644,427	28,425		0.53%	20,358,944	26,884	0.53%	21,239,162	28,903	0.54%

Non-managed assets:
Fiduciary	23,915,680	28,591	[3]	0.48%	24,818,241	13,214	0.21%	25,292,738	12,426	0.20%
Non-fiduciary	16,146,102	498		0.01%	16,458,382	589	0.01%	16,422,810	370	0.01%
Safekeeping and brokerage assets under administration	15,921,806	—		—%	16,015,342	—	—%	15,918,736	—	—%
Total non-managed assets	55,983,588	29,089		0.21%	57,291,965	13,803	0.10%	57,634,284	12,796	0.09%

Total assets under management or administration	$77,628,015	$57,514		0.30%	$77,650,909	$40,687	0.21%	$78,873,446	$41,699	0.21%

[1]	Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.

[2]	Annualized revenue divided by period-end balance.
3 A $15.4 million fee earned through client asset management added 8 basis points to the margin in the third quarter of 2018.

A summary of changes in assets under management or administration for the three months ended September 30, 2018 and 2017 follows:

Table 4 -- Changes in Assets Under Management or Administration

	Three Months Ended September 30,
	2018	2017
Beginning balance	$78,873,446	$77,811,762
Net inflows (outflows)	(2,921,653)	(1,781,037)
Net change in fair value	1,676,222	1,620,184
Ending balance	$77,628,015	$77,650,909

Mortgage Banking Revenue

Mortgage banking revenue decreased $1.4 million or 5 percent compared to the third quarter of 2017 due to a decrease in mortgage production revenue. Mortgage loan production volumes decreased $207 million or 26 percent. Production volumes decreased compared to the prior year as average primary mortgage interest rates were up 69 basis points over the third quarter of 2017. Mortgage servicing revenue was relatively consistent compared to the third quarter of 2017. The outstanding principal balance of mortgage loans serviced for others totaled $21.8 billion, relatively consistent with the third quarter of 2017.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended June 30, 2018	Increase (Decrease)		% Increase (Decrease)
	2018	2017
Mortgage production revenue	$7,250	$8,329	$(1,079)		(13)%	$9,915	$(2,665)		(27)%

Mortgage loans funded for sale	$651,076	$832,796				$773,910
Add: Current period end outstanding commitments	197,752	334,337				251,231
Less: Prior period end outstanding commitments	251,231	362,088				298,318
Total mortgage production volume	$597,597	$805,045	$(207,448)		(26)%	$726,823	$(129,226)		(18)%

Mortgage loan refinances to mortgage loans funded for sale	23%	38%	(1,500	) bps		22%	100	bps
Gains on sale margin	1.21%	1.03%	18	bps		1.36%	(15	) bps
Primary mortgage interest rates:
Average	4.57%	3.88%	69	bps		4.54%	3	bps
Period end	4.72%	3.83%	89	bps		4.55%	17	bps

Mortgage servicing revenue	$16,286	$16,561	$(275)		(2)%	$16,431	$(145)		(1)%
Average outstanding principal balance of mortgage loans serviced for others	21,895,041	22,079,177	(184,136)		(1)%	21,986,065	(91,024)		—%

Average mortgage servicing revenue rates	0.30%	0.30%	—			0.30%	—

[1]	Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net gains on other assets, securities and derivatives

Other net gains totaled $1.4 million in the third quarter of 2018 compared to net losses of $1.3 million in the third quarter of 2017. The third quarter of 2018 includes tornado insurance proceeds whereas the third quarter of 2017 included a write down related to tornado damages. Other net gains totaled $4.0 million in the second quarter of 2018.

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

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017
Gain (loss) on mortgage hedge derivative contracts, net	$(2,843)	$(3,070)	$1,025
Gain (loss) on fair value option securities, net	(4,385)	(3,341)	661
Gain (loss) on economic hedge of mortgage servicing rights, net	(7,228)	(6,411)	1,686
Gain (loss) on change in fair value of mortgage servicing rights	5,972	1,723	(639)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(1,256)	(4,688)	1,047
Net interest revenue on fair value option securities[1]	1,100	1,203	2,543
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(156)	$(3,485)	$3,590
1 Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the third quarter of 2018 totaled $252.6 million, a decrease of $3.4 million or 1 percent compared to the third quarter of 2017. Personnel expense decreased $4.4 million or 3 percent. Non-personnel expense increased $977 thousand or 1 percent compared to the prior year.

Other operating expense increased $6.1 million or 2 percent over the previous quarter. Personnel expense increased $4.6 million and non-personnel expense increased $1.6 million.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2018	Increase (Decrease)	% Increase (Decrease)
	2018	2017
Regular compensation	$86,262	$83,583	$2,679	3%	$86,231	$31	—%
Incentive compensation:
Cash-based	31,430	33,643	(2,213)	(7)%	31,933	(503)	(2)%
Share-based	3,935	8,407	(4,472)	(53)%	(1,361)	5,296	389%
Deferred compensation	2,126	975	1,151	N/A	900	1,226	N/A
Total incentive compensation	37,491	43,025	(5,534)	(13)%	31,472	6,019	19%
Employee benefits	19,778	21,302	(1,524)	(7)%	21,244	(1,466)	(7)%
Total personnel expense	143,531	147,910	(4,379)	(3)%	138,947	4,584	3%
Business promotion	7,620	7,105	515	7%	7,686	(66)	(1)%
Professional fees and services	13,209	11,887	1,322	11%	14,978	(1,769)	(12)%
Net occupancy and equipment	23,394	21,325	2,069	10%	22,761	633	3%
Insurance	6,232	6,005	227	4%	6,245	(13)	—%
Data processing and communications[1]	31,665	27,412	4,253	16%	27,739	3,926	14%
Printing, postage and supplies	3,837	3,917	(80)	(2)%	4,011	(174)	(4)%
Net losses (gains) and operating expenses of repossessed assets	4,044	6,071	(2,027)	(33)%	2,722	1,322	49%
Amortization of intangible assets	1,603	1,744	(141)	(8)%	1,386	217	16%
Mortgage banking costs	11,741	13,450	(1,709)	(13)%	12,890	(1,149)	(9)%
Other expense	5,741	9,193	(3,452)	(38)%	7,111	(1,370)	(19)%
Total other operating expense	$252,617	$256,019	$(3,402)	(1)%	$246,476	$6,141	2%

Average number of employees (full-time equivalent)	4,870	4,887	(17)	—%	4,875	(5)	—%

Non-GAAP Reconciliation:[1]
Data processing and communications expense on income statement	31,665	37,327	N/A	N/A	27,739	N/A	N/A
Netting adjustment	—	(9,915)	N/A	N/A	—	N/A	N/A
Data processing and communications expense after netting adjustment	31,665	27,412	N/A	N/A	27,739	N/A	N/A

[1]
Non-GAAP measure to net interchange charges from prior quarters between transaction card revenue and data processing and communications expense. This measure has no effect on net income or earnings per share.

Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $2.7 million or 3 percent over the third quarter of 2017. The average number of employees was relatively unchanged compared to the prior year. Standard annual merit increases in regular compensation were effective for the majority of our staff on March 1.

Incentive compensation decreased $5.5 million or 13 percent compared to the third quarter of 2017, primarily due to decreased share-based compensation expense.  The number of performance-based equity awards that will ultimately vest is determined by BOKF's change in earnings per share relative to a defined group of peer banks. Changes in assumptions used to estimate the number of performance-based equity awards that were expected to vest increased compensation expense recognized in the third quarter of 2017. No significant changes in vesting assumptions were made in the third quarter of 2018.

Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Cash-based incentive compensation expense decreased $2.2 million or 7 percent compared to the third quarter of 2017.

Employee benefits expense decreased $1.5 million or 7 percent compared to the third quarter of 2017 mainly due to lower healthcare costs in the third quarter of 2018. The Company is self-insured and these costs may be volatile.
Personnel expense increased $4.6 million over the second quarter of 2018. Incentive compensation expense increased $6.0 million. Share-based compensation expense was $3.9 million in the third quarter of 2018 compared to a negative $1.4 million in the previous quarter. Changes in assumptions used to estimate the number of performance-based equity awards that are expected to vest decreased compensation expense in the second quarter of 2018. Employee benefits expense decreased $1.5 million mainly due to a seasonal decrease in payroll tax expense.

Non-personnel operating expense

Non-personnel operating expense increased $977 thousand or 1 percent over the third quarter of 2017.

Data processing and communications expense increased $4.3 million or 16 percent primarily due to impairment of a software license along with increased project costs and data processing transaction activity. Occupancy and equipment expense increased $2.1 million or 10 percent mainly due to an increase in project costs. Professional fees and services expense increased $1.3 million or 11 percent mainly due to CoBiz acquisition costs in the third quarter of 2018.

Other expense decreased $3.5 million or 38 percent and mortgage banking costs decreased $1.7 million or 13 percent primarily as a result of lower loss contingency accruals.
Non-personnel expense increased $1.6 million over the second quarter of 2018. Data processing and communications expense increased $3.9 million, primarily due to impairment of a software license. Net losses and operating expenses of repossessed assets increased $1.3 million as a result of a write down on a healthcare property.
Professional fees and services expense decreased $1.8 million mainly due to seasonal wealth management tax service fees in the second quarter of 2018. Mortgage banking costs decreased $1.1 million primarily due to reduced loss contingency accruals.

Income Taxes

The Company's income tax expense was $34.7 million or 23 percent of net income before taxes for the third quarter of 2018, compared to $42.4 million or 33 percent of net income before taxes for the third quarter of 2017 and $33.3 million or 22 percent of net income before taxes for the second quarter of 2018.

The Tax Cut and Jobs Act ("the Act") enacted on December 22, 2017 reduced the federal corporate tax rate from 35 percent to 21 percent beginning January 1, 2018. The Company continues to evaluate the impact the Act will have on its financial position and results of operations, including recognition and measurement of deferred tax assets and liabilities and the determination of effective current and deferred federal and state income tax rates. No adjustments to provisional amounts were made during the second or third quarters of 2018.

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

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was $20 million at September 30, 2018, $20 million at June 30, 2018 and $18 million at September 30, 2017.

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

As shown in Table 8, net income attributable to our lines of business was up $34.6 million or 39 percent over the third quarter of 2017. Net interest revenue grew by $22.8 million over the prior year, primarily due to loan growth. Other operating revenue increased by $2.5 million primarily due to a fiduciary and asset management fee earned through the sale of client assets, partially offset by decreased brokerage and trading revenue. Operating expense was largely unchanged compared to the third quarter of 2017. Income tax expense attributable to the lines of business was down $16.9 million, primarily due to lower corporate tax rates related to tax reform.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Jun 30, 2018	Increase (Decrease)	% Increase (Decrease)
	2018	2017
Commercial Banking	$84,964	$68,610	$16,354	24%	$87,577	$(2,613)	(3)%
Consumer Banking	9,162	4,809	4,353	91%	6,102	3,060	50%
Wealth Management	29,331	15,472	13,859	90%	20,358	8,973	44%
Subtotal	123,457	88,891	34,566	39%	114,037	9,420	8%
Funds Management and other	(6,201)	(3,242)	(2,959)	N/A	335	(6,536)	N/A
Total	$117,256	$85,649	$31,607	37%	$114,372	$2,884	3%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $85.0 million to consolidated net income in the third quarter of 2018, an increase of $16.4 million or 24 percent over the third quarter of 2017, primarily due to the positive impact of the Tax Cut and Jobs Act.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2018	Increase (Decrease)	% Increase (Decrease)
	2018	2017
Net interest revenue from external sources	$187,417	$160,572	$26,845	17%	$182,127	$5,290	3%
Net interest expense from internal sources	(42,270)	(25,460)	(16,810)	66%	(37,102)	(5,168)	14%
Total net interest revenue	145,147	135,112	10,035	7%	145,025	122	—%
Net loans charged off	8,047	3,217	4,830	150%	10,108	(2,061)	(20)%
Net interest revenue after net loans charged off	137,100	131,895	5,205	4%	134,917	2,183	2%

Fees and commissions revenue[1]	39,391	44,747	(5,356)	(12)%	42,874	(3,483)	(8)%
Other gains, net	1,131	8	1,123	N/A	173	958	N/A
Other operating revenue	40,522	44,755	(4,233)	(9)%	43,047	(2,525)	(6)%

Personnel expense	31,263	29,181	2,082	7%	29,584	1,679	6%
Non-personnel expense[1]	17,873	18,249	(376)	(2)%	17,899	(26)	—%
Other operating expense	49,136	47,430	1,706	4%	47,483	1,653	3%

Net direct contribution	128,486	129,220	(734)	(1)%	130,481	(1,995)	(2)%
Gain (loss) on financial instruments, net	(3)	4	(7)	N/A	9	(12)	N/A
Loss on repossessed assets, net	(1,869)	(4,126)	2,257	N/A	(67)	(1,802)	N/A
Corporate expense allocations	11,027	8,733	2,294	26%	11,269	(242)	(2)%
Income before taxes	115,587	116,365	(778)	(1)%	119,154	(3,567)	(3)%
Federal and state income tax	30,623	47,755	(17,132)	(36)%	31,577	(954)	(3)%
Net income	$84,964	$68,610	$16,354	24%	$87,577	$(2,613)	(3)%

Average assets	$18,499,979	$17,780,494	$719,485	4%	$18,072,155	$427,824	2%
Average loans	15,321,600	14,511,639	809,961	6%	14,900,918	420,682	3%
Average deposits	8,633,204	8,727,221	(94,017)	(1)%	8,379,584	253,620	3%
Average invested capital	1,361,475	1,299,821	61,654	5%	1,345,840	15,635	1%

[1]
Fees and commission revenue for 2017 has been adjusted on a comparable basis with 2018 (Non-GAAP measure) to net $9.9 million of interchange fees paid to issuing banks on card transactions processed by our TransFund merchant processing services for the three months ended September 30, 2017. The discussion following is based on this comparable basis.

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue increased $10.0 million or 7 percent over the prior year. Growth in net interest revenue was primarily due to an $810 million or 6 percent increase in average loan balances and yields on commercial loans rising in excess of funding costs. Yields on deposits sold to the funds management unit also went up due to the increase in short-term interest rates. Net loans charged-off increased $4.8 million. Net charge-offs for the third quarter of 2018 were primarily related to a single energy production borrower and single wholesale/retail sector borrower, both of which had previously been identified as impaired and appropriately reserved.

Fees and commissions revenue decreased $5.4 million or 12 percent compared to the third quarter of 2017. Transaction card revenue decreased as the third quarter of 2017 included a $2.1 million customer early termination fee related to our transaction card business.

Operating expenses increased $1.7 million or 4 percent over the third quarter of 2017. Personnel expense increased $2.1 million or 7 percent, primarily due to increased incentive compensation expense related to loan growth combined with an annual increase in regular compensation. Non-personnel expense decreased $376 thousand or 2 percent.

Corporate expense allocations were up $2.3 million or 26 percent over the prior year, primarily due to enhancements of activity based costing drivers to better reflect services being utilized by the Commercial Banking line of business.

The average outstanding balance of loans attributed to Commercial Banking were up $810 million or 6 percent over the third quarter of 2017 to $15.3 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $8.6 billion for the third quarter of 2018, a 1 percent decrease compared to the third quarter of 2017. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.
Net interest revenue was relatively consistent with the second quarter of 2018 at $145 million. Second quarter earnings included $5.3 million in interest recoveries on nonaccrual loans. Excluding the impact of interest recoveries, growth in net interest revenue was driven by strong growth in loan balances and improved loan yields. This growth was partially offset by a modest increase in our internal cost of funds allocation.
Fees and commissions revenue decreased $3.5 million or 8 percent as a result of reduced customer hedging revenue primarily from our energy customers and the timing of closing loan syndication transactions after an exceptionally strong second quarter. Expense growth outpaced revenue growth primarily due to an increase in incentive compensation as a result of continued loan growth as well as a $1.7 million write down of a repossessed property in the third quarter.
Average loan balances increased $421 million or 3 percent, largely impacted by energy, commercial real estate, service and other commercial and industrial loans. Average customer deposits increased $254 million or 3 percent, mostly due to energy, real estate, and general commercial and industrial deposits.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our consumer banking markets and through HomeDirect Mortgage, an online origination channel.

Consumer Banking contributed $9.2 million to consolidated net income for the third quarter of 2018, an increase of $4.4 million over the third quarter of 2017. Growth in net interest revenue was partially offset by decreased mortgage banking revenue. Changes in the fair value of mortgage servicing rights, net of economic hedges, decreased pre-tax net income for third quarter of 2018 by $1.3 million compared to a $1.0 million increase in pre-tax net income in the third quarter of 2017.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2018	Increase (Decrease)	% Increase (Decrease)
	2018	2017
Net interest revenue from external sources	$21,075	$21,965	$(890)	(4)%	$21,746	$(671)	(3)%
Net interest revenue from internal sources	19,039	13,981	5,058	36%	17,548	1,491	8%
Total net interest revenue	40,114	35,946	4,168	12%	39,294	820	2%
Net loans charged off	1,451	1,316	135	10%	1,139	312	27%
Net interest revenue after net loans charged off	38,663	34,630	4,033	12%	38,155	508	1%

Fees and commissions revenue	44,038	45,006	(968)	(2)%	46,332	(2,294)	(5)%
Other losses, net	(15)	(38)	23	N/A	(12)	(3)	N/A
Other operating revenue	44,023	44,968	(945)	(2)%	46,320	(2,297)	(5)%

Personnel expense	23,326	25,121	(1,795)	(7)%	24,995	(1,669)	(7)%
Non-personnel expense	29,861	31,026	(1,165)	(4)%	30,911	(1,050)	(3)%
Total other operating expense	53,187	56,147	(2,960)	(5)%	55,906	(2,719)	(5)%

Net direct contribution	29,499	23,451	6,048	26%	28,569	930	3%
Gain (loss) on financial instruments, net	(7,228)	1,686	(8,914)	N/A	(6,411)	(817)	N/A
Change in fair value of mortgage servicing rights	5,972	(639)	6,611	N/A	1,723	4,249	N/A
Gain (loss) on repossessed assets, net	(87)	292	(379)	N/A	174	(261)	N/A
Corporate expense allocations	15,863	16,920	(1,057)	(6)%	15,867	(4)	—%
Income before taxes	12,293	7,870	4,423	56%	8,188	4,105	50%
Federal and state income tax	3,131	3,061	70	2%	2,086	1,045	50%
Net income	$9,162	$4,809	$4,353	91%	$6,102	$3,060	50%

Average assets	$8,323,542	$8,683,998	$(360,456)	(4)%	$8,353,558	$(30,016)	—%
Average loans	1,719,679	1,724,523	(4,844)	—%	1,716,259	3,420	—%
Average deposits	6,580,395	6,663,969	(83,574)	(1)%	6,579,635	760	—%
Average invested capital	291,980	289,186	2,794	1%	293,420	(1,440)	—%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities grew by $4.2 million or 12 percent over the the third quarter of 2017, primarily due to increased rates received on deposit balances sold to the Funds Management unit.

Fees and commissions revenue decreased $968 thousand or 2 percent compared to the third quarter of 2017. Higher interest rates decreased mortgage loan origination volumes.

Operating expenses decreased $3.0 million or 5 percent compared to the third quarter of 2017. Personnel expenses decreased $1.8 million or 7 percent as mortgage originations have slowed and efforts have been made to right size current capacity. Non-personnel expenses decreased $1.2 million or 4 percent compared to the prior year primarily due to a decrease in mortgage banking costs.

Corporate expense allocations were $1.1 million or 6 percent lower than the prior year.

Average consumer deposits decreased $84 million compared to the third quarter of 2017. Demand deposit balances grew by $106 million or 6 percent and savings deposit balances were up $40 million or 9 percent. Higher-costing time deposit balances decreased $120 million or 12 percent and interest-bearing transaction account balances decreased $110 million or 3 percent.
Net interest revenue from Consumer Banking activities increased $820 thousand or 2 percent over the second quarter of 2018 while deposit service charges and fees increased $588 thousand. The introduction of a new time deposit product as well as interest rate increases on existing money market products have positively impacted runoff trends.
Revenues from mortgage banking activities decreased $2.8 million from the prior quarter. Continued rising interest rates and increased market competition slowed origination activity, which declined 16 percent compared to the prior quarter. Efforts to right size current capacity have resulted in personnel expense savings of $1.7 million from the previous quarter.
Average consumer loans and deposits remained relatively consistent compared to the prior quarter at $1.7 billion and $6.6 billion, respectively.

Wealth Management

Wealth Management contributed $29.3 million to consolidated net income in the third quarter of 2018, up $13.9 million or 90 percent over the third quarter of 2017. The third quarter of 2018 included an after tax benefit of $11.5 million as a result of a fee earned on the sale of client assets.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2018	Increase (Decrease)	% Increase (Decrease)
	2018	2017
Net interest revenue from external sources	$23,131	$11,170	$11,961	107%	$19,074	$4,057	21%
Net interest revenue from internal sources	6,267	9,604	(3,337)	(35)%	10,232	(3,965)	(39)%
Total net interest revenue	29,398	20,774	8,624	42%	29,306	92	—%
Net loans charged off (recovered)	(84)	(623)	539	(87)%	(105)	21	(20)%
Net interest revenue after net loans charged off (recovered)	29,482	21,397	8,085	38%	29,411	71	—%

Fees and commissions revenue	83,562	75,915	7,647	10%	70,489	13,073	19%
Other gains (losses), net	(205)	(208)	3	N/A	153	(358)	N/A
Other operating revenue	83,357	75,707	7,650	10%	70,642	12,715	18%

Personnel expense	45,571	46,494	(923)	(2)%	45,653	(82)	—%
Non-personnel expense	16,684	15,298	1,386	9%	15,838	846	5%
Other operating expense	62,255	61,792	463	1%	61,491	764	1%

Net direct contribution	50,584	35,312	15,272	43%	38,562	12,022	31%
Gain on financial instruments, net	7	—	7	N/A	—	7	N/A
Corporate expense allocations	11,126	9,819	1,307	13%	11,142	(16)	—%
Income before taxes	39,465	25,493	13,972	55%	27,420	12,045	44%
Federal and state income tax	10,134	10,021	113	1%	7,062	3,072	44%
Net income	$29,331	$15,472	$13,859	90%	$20,358	$8,973	44%

Average assets	$8,498,363	$6,992,021	$1,506,342	22%	$8,495,557	$2,806	—%
Average loans	1,439,774	1,324,574	115,200	9%	1,413,170	26,604	2%
Average deposits	5,492,048	5,495,250	(3,202)	—%	5,834,669	(342,621)	(6)%
Average invested capital	249,817	236,815	13,002	5%	248,367	1,450	1%
Net interest revenue increased $8.6 million or 42 percent over the third quarter of 2017. Average trading securities balances increased $1.3 billion and average loans attributed to the Wealth Management segment increased $115 million or 9 percent. Average deposit balances were largely unchanged compared to the third quarter of 2017. Growth in interest-bearing transaction account balances and time deposit account balances of $177 million or 5 percent and $41 million or 5 percent, respectively, were offset by a $221 million decrease in demand deposits balances.

Fees and commissions revenue increased $7.6 million or 10 percent over the third quarter of 2017. Trust fees and commissions increased $16.9 million as a result of a fee generated from the sale of client assets. This increase was offset by a decrease of $9.8 million or 33 percent in brokerage and trading revenue, which has been adversely affected by rising interest rates that have slowed the origination of mortgage loans and related investment products.

Operating expense increased $463 thousand or 1 percent over the third quarter of 2017. Personnel expense decreased $923 thousand while non-personnel expense increased $1.4 million or 9 percent.

Corporate expense allocations were up $1.3 million or 13 percent over the prior year.

Net interest revenue remained relatively consistent compared to the second quarter of 2018. Trust fees and commissions increased $15.8 million as a result of a fee earned on the sale of client assets. Excluding this fee, fiduciary and asset management fees produced relatively consistent results compared to the second quarter of 2018.
Brokerage and trading revenue decreased $1.7 million or 8 percent compared to the second quarter of 2018 due to a decreased demand in investment products related to rising interest rates and slowing mortgage production.
Average loans increased $27 million or 2 percent to $1.4 billion. Average deposits decreased $343 million or 6 percent, primarily due to client migrations to investments. Assets under management decreased $1.2 billion or 2 percent to $77.6 billion at September 30, 2018.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of September 30, 2018, December 31, 2017 and September 30, 2017.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities decreased $296 million to $1.6 billion during the third quarter of 2018 in response to slower mortgage origination as a result of increased interest rates. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques. These limits remain unchanged from levels set before our expanded trading activities.

At September 30, 2018, the carrying value of investment (held-to-maturity) securities was $374 million and the fair value was $383 million. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $8.3 billion at September 30, 2018, a $55 million decrease compared to June 30, 2018. At September 30, 2018, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at September 30, 2018 is 3.6 years. Management estimates the duration extends to 4.2 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 3.4 years assuming a 50 basis point decline in the current low rate environment.

The aggregate gross amount of unrealized losses on available for sale securities totaled $241 million at September 30, 2018, compared to $205 million at June 30, 2018 due primarily to an increase in longer-term market interest rates. On a quarterly basis, we perform an evaluation on debt securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings during the third quarter of 2018.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $18.3 billion at September 30, 2018, up $346 million over June 30, 2018, primarily due to growth in commercial and commercial real estate loan balances. Residential mortgage loan balances increased slightly while personal loans were largely unchanged.

Table 12 -- Loans
(In thousands)

	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Commercial:
Energy	$3,294,867	$3,147,219	$2,969,618	$2,930,156	$2,867,981
Services	3,017,311	2,944,499	2,928,294	2,986,949	2,967,513
Healthcare	2,437,323	2,353,722	2,359,928	2,314,753	2,239,451
Wholesale/retail	1,650,729	1,699,554	1,531,576	1,471,256	1,658,098
Manufacturing	660,582	647,816	559,695	496,774	519,446
Other commercial and industrial	515,289	556,229	570,556	534,087	543,445
Total commercial	11,576,101	11,349,039	10,919,667	10,733,975	10,795,934

Commercial real estate:
Multifamily	1,120,166	1,056,984	1,008,903	980,017	999,009
Office	824,829	820,127	737,144	831,770	797,089
Retail	759,423	768,024	750,396	691,532	725,865
Industrial	696,774	653,384	613,608	573,014	591,080
Residential construction and land development	101,872	118,999	117,458	117,245	112,102
Other commercial real estate	301,611	294,702	279,273	286,409	292,997
Total commercial real estate	3,804,675	3,712,220	3,506,782	3,479,987	3,518,142

Residential mortgage:
Permanent mortgage	1,094,926	1,068,412	1,047,785	1,043,435	1,013,965
Permanent mortgages guaranteed by U.S. government agencies	180,718	169,653	177,880	197,506	187,370
Home equity	696,098	704,185	720,104	732,745	744,415
Total residential mortgage	1,971,742	1,942,250	1,945,769	1,973,686	1,945,750

Personal	996,941	1,000,187	965,632	965,776	947,008

Total	$18,349,459	$18,003,696	$17,337,850	$17,153,424	$17,206,834

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

Commercial loans totaled $11.6 billion or 63 percent of the loan portfolio at September 30, 2018, an increase of $227 million over June 30, 2018. Energy loan balances grew by $148 million. Healthcare sector loan balances grew by $84 million. Service sector loans increased $73 million. This growth was partially offset by a $49 million decrease in wholesale/retail sector loans and a $41 million decrease in other commercial and industrial loans.

Table 13 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location.

Table 13 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$702,213	$1,747,899	$39,961	$3,026	$333,378	$18,092	$86,618	$363,680	$3,294,867
Services	715,069	836,398	195,957	5,809	353,810	229,825	290,767	389,676	3,017,311
Healthcare	247,956	341,402	115,807	81,435	154,053	110,923	253,843	1,131,904	2,437,323
Wholesale/retail	379,152	583,575	34,116	30,267	87,732	56,742	80,141	399,004	1,650,729
Manufacturing	113,391	189,260	199	5,194	91,286	90,507	83,489	87,256	660,582
Other commercial and industrial	121,115	147,773	2,505	68,318	8,193	1,136	48,189	118,060	515,289
Total commercial loans	$2,278,896	$3,846,307	$388,545	$194,049	$1,028,452	$507,225	$843,047	$2,489,580	$11,576,101

The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 33 percent concentrated in the Texas market and 20 percent concentrated in the Oklahoma market. At September 30, 2018, the Other category is primarily composed of California - $302 million or 3 percent of the commercial loan portfolio, Florida - $266 million or 2 percent of the commercial loan portfolio, Louisiana - $162 million or 1 percent of the commercial loan portfolio, Pennsylvania - $146 million or 1 percent of the commercial loan portfolio, Ohio - $141 million or 1 percent of the commercial loan portfolio and Maryland - $114 million or 1 percent of the commercial loan portfolio. All other states individually represent less than one percent of total commercial loans.

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

Outstanding energy loans totaled $3.3 billion or 18 percent of total loans at September 30, 2018. Unfunded energy loan commitments were $3.1 billion at September 30, 2018, up $15 million over June 30, 2018. Approximately $2.7 billion of energy loans were to oil and gas producers, growing $96 million over June 30, 2018. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 57 percent of the committed production loans are secured by properties primarily producing oil and 43 percent of the committed production loans are secured by properties primarily producing natural gas. Loans to midstream oil and gas companies totaled $391 million at September 30, 2018, an increase of $21 million over June 30, 2018. Loans to borrowers that provide services to the energy industry totaled $151 million at September 30, 2018, up $12 million over the prior quarter. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $54 million, a $19 million increase over the prior quarter.

The services sector of the loan portfolio totaled $3.0 billion or 16 percent of total loans and consists of a large number of loans to a variety of businesses, including governmental, educational services, consumer services, financial services and commercial services. Service sector loans increased by $73 million over June 30, 2018. Loans to governmental entities totaled $549 million at September 30, 2018. Approximately $1.5 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

The healthcare sector of the loan portfolio totaled $2.4 billion or 13 percent of total loans and consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At September 30, 2018, the outstanding principal balance of these loans totaled $3.8 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 16 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint, with larger concentrations in Texas and Oklahoma which represent 32 percent and 12 percent of the total commercial real estate portfolio at September 30, 2018, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $3.8 billion or 21 percent of the loan portfolio at September 30, 2018. The outstanding balance of commercial real estate loans increased $92 million during the third quarter of 2018. Loans secured by multifamily residential properties increased $63 million. Loans secured by industrial properties grew by $43 million while loans secured by residential construction and land development decreased $17 million. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 19 percent to 23 percent over the past five years.

The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 14.

Table 14 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Multifamily	$136,227	$485,506	$29,032	$27,095	$92,660	$56,249	$156,326	$137,071	$1,120,166
Office	107,938	250,912	91,841	13,057	31,529	51,207	35,032	243,313	824,829
Retail	58,052	269,243	122,203	5,891	45,142	31,256	14,607	213,029	759,423
Industrial	85,532	170,760	23,192	100	8,989	7,178	43,898	357,125	696,774
Residential construction and land development	7,017	19,994	14,891	1,726	25,442	2,017	13,084	17,701	101,872
Other commercial real estate	48,475	37,614	10,184	1,701	22,329	25,334	16,730	139,244	301,611
Total commercial real estate loans	$443,241	$1,234,029	$291,343	$49,570	$226,091	$173,241	$279,677	$1,107,483	$3,804,675

The Other category is primarily composed of California - $259 million or 7 percent of the commercial real estate portfolio, Florida - $129 million or 3 percent of the commercial real estate portfolio, Utah - $82 million or 2 percent of the commercial real estate portfolio and Virginia - $79 million or 2 percent of the commercial real estate portfolio. All other states represent less than 2% individually.

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

Residential mortgage loans totaled $2.0 billion, an increase of $29 million over June 30, 2018. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 95% of our residential mortgage loan portfolio is located within our geographical footprint.

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

At September 30, 2018, $181 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have limited credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $11 million over June 30, 2018.

Home equity loans totaled $696 million at September 30, 2018, an $8.1 million decrease compared to June 30, 2018. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 50 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 10 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans have a 5 year revolving period followed by a 15 year term of amortizing repayments and may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at September 30, 2018 by lien position and amortizing status follows in Table 15.

Table 15 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$68,256	$357,039	$425,295
Junior lien	152,885	117,918	270,803
Total home equity	$221,141	$474,957	$696,098

The distribution of residential mortgage and personal loans at September 30, 2018 is as follows in Table 16. Residential mortgage loans are distributed by collateral location. Personal loans are generally distributed by borrower location.

Table 16 -- Residential Mortgage and Personal Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$174,482	$444,286	$58,153	$13,316	$194,457	$95,578	$64,813	$49,841	$1,094,926
Permanent mortgages guaranteed by U.S. government agencies	45,635	31,780	33,319	8,816	3,758	1,250	13,393	42,767	180,718
Home equity	371,770	130,623	83,068	6,165	40,275	9,481	52,117	2,599	696,098
Total residential mortgage	$591,887	$606,689	$174,540	$28,297	$238,490	$106,309	$130,323	$95,207	$1,971,742

Personal	$326,912	$404,543	$12,759	$12,275	$60,256	$60,901	$61,776	$57,519	$996,941

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Bank of Oklahoma.

Table 17 -- Loans Managed by Primary Geographical Market
(In thousands)

	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Oklahoma:
Commercial	$3,609,109	$3,465,407	$3,265,013	$3,238,720	$3,408,973
Commercial real estate	651,315	662,665	668,031	682,037	712,915
Residential mortgage	1,429,843	1,403,658	1,419,281	1,435,432	1,405,900
Personal	376,201	362,846	353,128	342,212	322,320
Total Oklahoma	6,066,468	5,894,576	5,705,453	5,698,401	5,850,108

Texas:
Commercial	5,115,646	4,922,451	4,715,841	4,520,401	4,434,595
Commercial real estate	1,354,679	1,336,101	1,254,421	1,261,864	1,236,702
Residential mortgage	253,265	243,400	229,761	233,675	229,993
Personal	381,452	394,021	363,608	375,084	375,173
Total Texas	7,105,042	6,895,973	6,563,631	6,391,024	6,276,463

Albuquerque:
Commercial	325,048	305,167	315,701	343,296	367,747
Commercial real estate	392,494	386,878	348,485	341,282	319,208
Residential mortgage	88,110	90,581	93,490	98,018	101,983
Personal	11,659	11,107	11,667	11,721	12,953
Total Albuquerque	817,311	793,733	769,343	794,317	801,891

Arkansas:
Commercial	102,237	93,217	94,430	95,644	91,051
Commercial real estate	106,701	90,807	88,700	87,393	80,917
Residential mortgage	7,278	6,927	7,033	6,596	6,318
Personal	12,126	12,331	9,916	9,992	10,388
Total Arkansas	228,342	203,282	200,079	199,625	188,674

Colorado:
Commercial	1,132,500	1,165,721	1,180,655	1,130,714	1,124,200
Commercial real estate	354,543	267,065	210,801	174,201	186,427
Residential mortgage	68,694	64,839	64,530	63,350	63,734
Personal	56,999	60,504	63,118	63,115	60,513
Total Colorado	1,612,736	1,558,129	1,519,104	1,431,380	1,434,874

Arizona:
Commercial	621,658	681,852	624,106	687,792	634,809
Commercial real estate	666,562	710,784	672,319	660,094	706,188
Residential mortgage	44,659	47,010	39,227	41,771	40,730
Personal	67,280	65,541	57,023	57,140	55,050
Total Arizona	1,400,159	1,505,187	1,392,675	1,446,797	1,436,777

Kansas/Missouri:
Commercial	669,903	715,224	723,921	717,408	734,559
Commercial real estate	278,381	257,920	264,025	273,116	275,785
Residential mortgage	79,893	85,835	92,447	94,844	97,092
Personal	91,224	93,837	107,172	106,512	110,611
Total Kansas/Missouri	1,119,401	1,152,816	1,187,565	1,191,880	1,218,047

Total BOK Financial loans	$18,349,459	$18,003,696	$17,337,850	$17,153,424	$17,206,834

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

Table 18 – Off-Balance Sheet Credit Commitments
(In thousands)

	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Loan commitments	$10,715,964	$10,294,211	$10,249,729	$9,958,080	$9,693,489
Standby letters of credit	671,844	659,867	664,342	647,653	665,513
Mortgage loans sold with recourse	101,512	116,269	121,197	125,127	128,681

We have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. The Company no longer sells residential mortgage loans with recourse. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. Substantially all of these loans are to borrowers in our primary markets including $63 million to borrowers in Oklahoma and, $12 million to borrowers in Arkansas. An accrual related to this off-balance sheet risk is included in Other liabilities in the Consolidated Balance Sheets and totaled $3.1 million at September 30, 2018 and $3.5 million at June 30, 2018 and $3.8 million at September 30, 2017.

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

For the period from 2010 through the third quarter of 2018 combined, approximately 17 percent of repurchase requests have currently resulted in actual repurchases or indemnification by the Company. There were three loans repurchased from the agencies during the third quarter of 2018. There was one loan with indemnification paid during the third quarter of 2018.

A summary of unresolved deficiency requests from the agencies follows (in thousands, except for number of unresolved deficiency requests):

	September 30,
	2018	2017
Number of unresolved deficiency requests	170	180
Aggregate outstanding principal balance subject to unresolved deficiency requests	$6,066	$8,899
Unpaid principal balance subject to indemnification by the Company	7,071	5,206

The accrual for potential loan repurchases under representations and warranties totaled $1.1 million at September 30, 2018, $1.1 million at June 30, 2018, and $1.4 million at September 30, 2017.

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

Derivative contracts are carried at fair value. At September 30, 2018, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $359 million compared to $382 million at June 30, 2018. At September 30, 2018, the net fair value of our derivative contracts included $147 million for foreign exchange contracts, $134 million for energy contracts, $45 million for interest rate swaps and $28 million of to-be-announced residential mortgage-backed securities. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $351 million at September 30, 2018 and $364 million at June 30, 2018.

At September 30, 2018, total derivative assets were reduced by $17 million of cash collateral received from counterparties and total derivative liabilities were reduced by $119 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2018 follows in Table 19.

Table 19 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$186,959
Banks and other financial institutions	102,405
Exchanges and clearing organizations	52,320
Fair value of customer risk management program asset derivative contracts, net	$341,684

At September 30, 2018, our largest derivative exposure was to an exchange for to-be-announced mortgage-back security contracts of $27 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $33.33 per barrel of oil would decrease the fair value of derivative assets by $108 million. An increase in prices equivalent to $85.69 per barrel of oil would increase the fair value of derivative assets by $129 million. Liquidity requirements of this program may also be affected by our credit rating. At September 30, 2018, a decrease in our credit rating to below investment grade did not have a significant impact on our obligation to post cash margin on existing contracts. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2018, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. At September 30, 2018, the combined allowance for loan losses and off-balance sheet credit losses totaled $213 million or 1.16 percent of outstanding loans and 146 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $211 million and the accrual for off-balance sheet credit losses was $2.0 million. At June 30, 2018, the combined allowance for credit losses was $218 million or 1.21 percent of outstanding loans and 138 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $215 million and the accrual for off-balance sheet credit losses was $2.4 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. Based on an evaluation of all credit factors, including overall loan growth, the trends in nonaccruing loans, potential problem loans and net charge-offs, the Company determined that $4.0 million provision for credit losses was appropriate for the third quarter of 2018. The Company recorded no provision for credit losses in the second quarter of 2018.

Table 20 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Allowance for loan losses:
Beginning balance	$215,142	$223,967	$230,682	$247,703	$250,061
Loans charged off:
Commercial	(9,602)	(13,775)	(1,563)	(13,254)	(4,429)
Commercial real estate	—	—	—	—	—
Residential mortgage	(91)	(135)	(100)	(205)	(168)
Personal	(1,380)	(1,195)	(1,227)	(1,290)	(1,228)
Total	(11,073)	(15,105)	(2,890)	(14,749)	(5,825)
Recoveries of loans previously charged off:
Commercial	1,263	298	488	1,982	1,014
Commercial real estate	40	3,097	183	258	739
Residential mortgage	229	505	242	229	134
Personal	560	678	663	592	550
Total	2,092	4,578	1,576	3,061	2,437
Net loans recovered (charged off)	(8,981)	(10,527)	(1,314)	(11,688)	(3,388)
Provision for loan losses	4,408	1,702	(5,401)	(5,333)	1,030
Ending balance	$210,569	$215,142	$223,967	$230,682	$247,703
Accrual for off-balance sheet credit losses:
Beginning balance	$2,433	$4,135	$3,734	$5,401	$6,431
Provision for off-balance sheet credit losses	(408)	(1,702)	401	(1,667)	(1,030)
Ending balance	$2,025	$2,433	$4,135	$3,734	$5,401
Total combined provision for credit losses	$4,000	$—	$(5,000)	$(7,000)	$—
Allowance for loan losses to loans outstanding at period-end	1.15%	1.19%	1.29%	1.34%	1.44%
Net charge-offs (recoveries) (annualized) to average loans	0.20%	0.24%	0.03%	0.27%	0.08%
Total provision for credit losses (annualized) to average loans	0.09%	—%	(0.12)%	(0.16)%	—%
Recoveries to gross charge-offs	18.89%	30.31%	54.53%	20.75%	41.84%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.02%	0.02%	0.04%	0.04%	0.05%
Combined allowance for credit losses to loans outstanding at period-end	1.16%	1.21%	1.32%	1.37%	1.47%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the original contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. A specific allowance is required when the outstanding principal balance of the loan is not supported by either the discounted cash flows expected to be received from the borrower or the fair value of collateral for collateral dependent loans. At September 30, 2018, impaired loans totaled $326 million, including $38 million with specific allowances of $14 million and $287 million with no specific allowances. At June 30, 2018, impaired loans totaled $328 million, including $60 million of impaired loans with specific allowances of $15 million and $268 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $178 million at September 30, 2018. The general allowance for unimpaired loans decreased $6.6 million compared to June 30, 2018, primarily related to the commercial loan segment.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $19 million at September 30, 2018, a $3.4 million increase over June 30, 2018. The nonspecific allowance increased primarily related to the estimated impact of interest rate increases on variable-rate borrowers and impact of tariffs on cost of goods borrowers use such as steel.

An allocation of the allowance for loan losses by portfolio segment is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified certain accruing substandard loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. These potential problem loans totaled $176 million at September 30, 2018 and were primarily composed of $106 million or 3 percent of energy loans, $21 million or 3 percent of commercial real estate loans secured by retail facilities, $16 million or 1 percent of healthcare sector loans, $13 million or 2 percent of manufacturing sector loans and $12 million or less than 1 percent of service sector loans. Potential problem loans totaled $140 million at June 30, 2018.

Based on regulatory guidelines, other loans especially mentioned are in compliance with the original terms of the agreement but may have a weakness that deserves management's close attention. Other loans especially mentioned totaled $56 million at September 30, 2018 and were composed primarily of $27 million or 1 percent of service sector loans. Other loans especially mentioned totaled $124 million at June 30, 2018.

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

BOK Financial had net charge-offs of $9.0 million in the third quarter of 2018, compared to net charge-offs of $10.5 million in the second quarter of 2018 and net charge-offs of $3.4 million in the third quarter of 2017. The ratio of net loans charged off to average loans on an annualized basis was 0.20 percent for the third quarter of 2018, compared with 0.24 percent for the second quarter of 2018 and 0.08 percent for the third quarter of 2017.

Net charge-offs of commercial loans were $8.3 million in the third quarter of 2018, primarily related to a single energy production borrower and single wholesale/retail sector borrower. Net commercial real estate loan recoveries were $40 thousand in the third quarter of 2018. Net recoveries of residential mortgage loans were $138 thousand and net charge-offs of personal loans were $820 thousand for the third quarter. Personal loan net charge-offs include deposit account overdraft losses.

Nonperforming Assets

Table 21 -- Nonperforming Assets
(In thousands)

	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Nonaccruing loans:
Commercial	$109,490	$120,978	$131,460	$137,303	$176,900
Commercial real estate	1,316	1,996	2,470	2,855	2,975
Residential mortgage	41,917	42,343	45,794	47,447	45,506
Personal	269	340	340	269	255
Total nonaccruing loans	152,992	165,657	180,064	187,874	225,636
Accruing renegotiated loans guaranteed by U.S. government agencies	83,347	75,374	74,418	73,994	69,440
Real estate and other repossessed assets	24,515	27,891	23,652	28,437	32,535
Total nonperforming assets	$260,854	$268,922	$278,134	$290,305	$327,611
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$169,717	$185,981	$194,833	$207,132	$249,280

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$54,033	$65,597	$89,942	$92,284	$110,683
Healthcare	15,704	16,125	15,342	14,765	24,446
Wholesale/retail	9,249	14,095	2,564	2,574	1,893
Manufacturing	9,202	2,991	3,002	5,962	9,059
Services	4,097	4,377	2,109	2,620	1,174
Other commercial and industrial	17,205	17,793	18,501	19,098	29,645
Total commercial	109,490	120,978	131,460	137,303	176,900

Commercial real estate:
Retail	777	1,068	264	276	289
Residential construction and land development	350	350	1,613	1,832	1,924
Office	—	275	275	275	275
Multifamily	—	—	—	—	—
Industrial	—	—	—	—	—
Other commercial real estate	189	303	318	472	487
Total commercial real estate	1,316	1,996	2,470	2,855	2,975

Residential mortgage:
Permanent mortgage	22,855	23,105	24,578	25,193	24,623
Permanent mortgage guaranteed by U.S. government agencies	7,790	7,567	8,883	9,179	8,891
Home equity	11,272	11,671	12,333	13,075	11,992
Total residential mortgage	41,917	42,343	45,794	47,447	45,506
Personal	269	340	340	269	255
Total nonaccruing loans	$152,992	$165,657	$180,064	$187,874	$225,636

Ratios:
Allowance for loan losses to nonaccruing loans[1]	145.02%	136.09%	130.84%	129.09%	114.28%
Accruing loans 90 days or more past due[1]	$518	$879	$90	$633	$253

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. Government.

Nonperforming assets totaled $261 million or 1.42 percent of outstanding loans and repossessed assets at September 30, 2018. Nonaccruing loans totaled $153 million, accruing renegotiated residential mortgage loans totaled $83 million and real estate and other repossessed assets totaled $25 million. All accruing renegotiated residential mortgage loans and $7.8 million of nonaccruing loans are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $16 million compared to the second quarter, primarily due to a decrease in nonaccruing energy and wholesale/retail sector loans. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

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

A rollforward of nonperforming assets for the three and nine months ended September 30, 2018 follows in Table 22.

Table 22 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2018
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, June 30, 2018	$165,657	$75,374	$27,891	$268,922
Additions	20,063	12,885	—	32,948
Payments	(20,162)	(867)	—	(21,029)
Charge-offs	(11,073)	—	—	(11,073)
Net gains, losses and write-downs	—	—	(1,965)	(1,965)
Foreclosure of nonperforming loans	(770)	—	770	—
Foreclosure of loans guaranteed by U.S. government agencies	(873)	(2,144)	—	(3,017)
Proceeds from sales	—	(2,136)	(2,648)	(4,784)
Net transfers to nonaccruing loans	150	(150)	—	—
Return to accrual status	—	—	—	—
Other, net	—	385	467	852
Balance, September 30, 2018	$152,992	$83,347	$24,515	$260,854

	Nine Months Ended
	September 30, 2018
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2017	$187,874	$73,994	$28,437	$290,305
Additions	72,211	43,506	—	115,717
Payments	(63,700)	(2,242)	—	(65,942)
Charge-offs	(29,068)	—	—	(29,068)
Net gains, losses and write-downs	—	—	(5,971)	(5,971)
Foreclosure of nonperforming loans	(9,513)	—	9,513	—
Foreclosure of loans guaranteed by U.S. government agencies	(4,059)	(5,935)	—	(9,994)
Proceeds from sales	—	(26,221)	(8,164)	(34,385)
Net transfers to nonaccruing loans	1,086	(1,086)	—	—
Return to accrual status	(1,839)	—	—	(1,839)
Other, net	—	1,331	700	2,031
Balance, September 30, 2018	$152,992	$83,347	$24,515	$260,854

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
Commercial

Nonaccruing commercial loans totaled $109 million or 0.95 percent of total commercial loans at September 30, 2018 and $121 million or 1.07 percent of commercial loans at June 30, 2018. There were $15 million in newly identified nonaccruing commercial loans during the quarter, offset by $17 million in payments and $10 million of charge-offs of nonaccruing commercial loans during the third quarter. There were no foreclosures of commercial loans during the third quarter.

Nonaccruing commercial loans at September 30, 2018 were primarily composed of $54 million or 1.64 percent of total energy loans, $17 million or 3.34 percent of total other commercial and industrial sector loans and $16 million or 0.64 percent of total healthcare sector loans.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $1.3 million or 0.03 percent of outstanding commercial real estate loans at September 30, 2018, compared to $2.0 million or 0.05 percent of outstanding commercial real estate loans at June 30, 2018. Newly identified nonaccruing commercial real estate loans of $22 thousand were offset by $702 thousand of cash payments received. There were no charge-offs or foreclosures of nonaccruing commercial real estate loans during the third quarter.

Nonaccruing commercial real estate loans were primarily composed of $777 thousand or 0.10 percent of loans secured by retail facilities.

Residential Mortgage and Personal

Nonaccruing residential mortgage loans totaled $42 million or 2.13 percent of outstanding residential mortgage loans at September 30, 2018, a $426 thousand decrease compared to June 30, 2018. Newly identified nonaccruing residential mortgage loans totaling $3.6 million were offset $2.4 million of payments, $1.6 million of foreclosures and $91 thousand of loans charged off during the quarter.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans, which totaled $23 million or 2.09 percent of outstanding non-guaranteed permanent residential mortgage loans at September 30, 2018. Nonaccruing home equity loans totaled $11 million or 1.62 percent of total home equity loans.

Payments of accruing residential mortgage loans and personal loans may be delinquent. The composition of residential mortgage loans and personal loans past due but still accruing is included in the following Table 23. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 59 days past due increased $3.2 million in the third quarter to $7.3 million at September 30, 2018. Residential mortgage loans 60 to 89 days past due increased by $998 thousand. Personal loans past due 30 to 59 days increased by $722 thousand and personal loans 60 to 89 days decreased $92 thousand.

Table 23 -- Residential Mortgage and Personal Loans Past Due
(In thousands)

	September 30, 2018			June 30, 2018
	90 Days or More	60 to 89 Days	30 to 59 Days	90 Days or More	60 to 89 Days	30 to 59 Days
Residential mortgage:
Permanent mortgage[1]	$—	$1,732	$5,721	$84	$796	$2,568
Home equity	121	156	1,609	65	94	1,612
Total residential mortgage	$121	$1,888	$7,330	149	$890	$4,180

Personal	$—	$58	$900	$—	$150	$178

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $25 million at September 30, 2018, composed primarily of $11 million of oil and gas properties, $5.3 million of 1-4 family residential properties, $3.6 million of developed commercial real estate and $4.5 million of undeveloped land primarily zoned for commercial development. Real estate and other repossessed assets totaled $28 million at June 30, 2018.

Liquidity and Capital

Based on the average balances for the third quarter of 2018, approximately 65 percent of our funding was provided by deposit accounts, 21 percent from borrowed funds, less than 1 percent from long-term subordinated debt and 11 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the third quarter of 2018 totaled $22 billion, a decrease of $119 million compared to the second quarter of 2018. Interest-bearing transaction account balances decreased $179 million and time deposits decreased $41 million. Demand deposits increased $102 million over second quarter of 2018.
Table 24 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Commercial Banking	$8,633,204	$8,379,584	$8,679,269	$8,799,166	$8,727,221
Consumer Banking	6,580,395	6,579,635	6,533,901	6,622,149	6,663,969
Wealth Management	5,492,048	5,834,669	5,582,554	5,457,566	5,495,250
Subtotal	20,705,647	20,793,888	20,795,724	20,878,881	20,886,440
Funds Management and other	1,230,648	1,261,344	1,331,171	1,282,179	1,232,881
Total	$21,936,295	$22,055,232	$22,126,895	$22,161,060	$22,119,321

Average Commercial Banking deposit balances increased $254 million over second quarter of 2018. Demand deposit balances increased $218 million and interest-bearing transaction account balances increased $28 million. Despite the series of federal funds rate increases from the Federal Reserve, as well as modest increases in our earnings credit, commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook continues to improve and if short-term rates continue to move higher, enhancing their investment alternatives. As short-term rates move higher, related increases to the earnings credit rate may be appropriate, which will reduce the amount of deposits required to offset service charges.

Average Consumer Banking deposit balances increased $760 thousand over the prior quarter. Demand deposit balances grew by $30 million. This growth was offset by decreases of $22 million in interest-bearing transaction account balances $6.9 million in time deposit balances.

Average Wealth Management deposits decreased $343 million compared to the second quarter of 2018 primarily due to customers deploying funds in other off-balance sheet investment alternatives. Interest-bearing transaction account balances were down $179 million, demand deposit balances decreased $124 million, and time deposits balances were down $39 million.

Average time deposits for the third quarter of 2018 included $248 million of brokered deposits, a decrease of $4.2 million compared to the second quarter of 2018. Average interest-bearing transaction accounts for the third quarter included $813 million of brokered deposits, a decrease of $14 million compared to the second quarter of 2018.

The distribution of our period end deposit account balances among principal markets follows in Table 25.

Table 25 -- Period End Deposits by Principal Market Area
(In thousands)

	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Oklahoma:
Demand	$3,564,307	$3,867,933	$4,201,842	$3,885,008	$4,061,612
Interest-bearing:
Transaction	6,010,972	5,968,460	6,051,302	5,901,293	5,909,259
Savings	288,080	289,202	289,351	265,870	265,023
Time	1,128,810	1,207,471	1,203,534	1,092,133	1,131,547
Total interest-bearing	7,427,862	7,465,133	7,544,187	7,259,296	7,305,829
Total Oklahoma	10,992,169	11,333,066	11,746,029	11,144,304	11,367,441

Texas:
Demand	3,353,248	3,317,656	3,015,869	3,239,098	3,094,184
Interest-bearing:
Transaction	2,181,382	2,168,488	2,208,480	2,397,071	2,272,987
Savings	97,909	97,809	98,852	93,620	93,400
Time	453,119	445,500	475,967	502,879	521,072
Total interest-bearing	2,732,410	2,711,797	2,783,299	2,993,570	2,887,459
Total Texas	6,085,658	6,029,453	5,799,168	6,232,668	5,981,643

Albuquerque:
Demand	722,188	770,974	695,060	663,353	659,793
Interest-bearing:
Transaction	593,760	586,593	555,414	552,393	551,884
Savings	57,794	59,415	60,596	55,647	53,532
Time	221,513	212,689	216,306	216,743	224,773
Total interest-bearing	873,067	858,697	832,316	824,783	830,189
Total Albuquerque	1,595,255	1,629,671	1,527,376	1,488,136	1,489,982

Arkansas:
Demand	36,579	39,896	35,291	30,384	31,442
Interest-bearing:
Transaction	128,001	143,298	94,206	85,095	126,746
Savings	1,826	1,885	1,960	1,881	1,876
Time	10,214	10,771	11,878	14,045	14,434
Total interest-bearing	140,041	155,954	108,044	101,021	143,056
Total Arkansas	176,620	195,850	143,335	131,405	174,498

	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Colorado:
Demand	593,442	529,912	521,963	633,714	540,300
Interest-bearing:
Transaction	622,520	701,362	687,785	657,629	628,807
Savings	40,308	38,176	37,232	35,223	34,776
Time	217,628	208,049	215,330	224,962	231,927
Total interest-bearing	880,456	947,587	940,347	917,814	895,510
Total Colorado	1,473,898	1,477,499	1,462,310	1,551,528	1,435,810

Arizona:
Demand	370,299	387,952	330,196	334,701	335,740
Interest-bearing:
Transaction	130,837	194,353	248,337	274,846	174,010
Savings	3,559	3,935	4,116	3,343	4,105
Time	23,927	22,447	21,009	20,394	20,831
Total interest-bearing	158,323	220,735	273,462	298,583	198,946
Total Arizona	528,622	608,687	603,658	633,284	534,686

Kansas/Missouri:
Demand	423,560	459,636	505,802	457,080	462,410
Interest-bearing:
Transaction	322,747	401,545	381,447	382,066	361,391
Savings	13,125	13,052	13,845	13,574	12,513
Time	20,635	20,805	22,230	27,260	27,705
Total interest-bearing	356,507	435,402	417,522	422,900	401,609
Total Kansas/Missouri	780,067	895,038	923,324	879,980	864,019
Total BOK Financial deposits	$21,632,289	$22,169,264	$22,205,200	$22,061,305	$21,848,079
In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of wholesale federal funds purchased totaled $250 million at September 30, 2018. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $5.7 billion during the quarter, compared to $6.5 billion in the second quarter of 2018.

At September 30, 2018, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $6.3 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 26.

Table 26 -- Borrowed Funds
(In thousands)

		Three Months Ended September 30, 2018				Three Months Ended June 30, 2018
	Sept. 30, 2018	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2018	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Other borrowings	5,278	5,300	1.57%	$5,335	—	—	—%	—
Subordinated debentures	144,707	144,702	5.55%	$144,707	144,697	144,692	5.67%	144,697
Total parent company and other non-bank subsidiaries	149,985	150,002	5.41%		144,697	144,692	5.67%

BOKF, NA:
Funds purchased	339,978	725,518	1.90%	949,531	305,668	133,064	1.44%	305,668
Repurchase agreements	450,763	468,065	0.25%	563,139	574,359	460,186	0.26%	574,359
Other borrowings:
Federal Home Loan Bank advances	6,000,000	5,731,522	2.19%	6,000,000	5,900,000	6,470,330	1.96%	6,500,000
GNMA repurchase liability	16,053	15,199	4.36%	16,188	14,386	11,658	4.47%	14,386
Other	4,152	13,419	2.25%	15,096	15,059	15,032	2.35%	15,059
Total other borrowings	6,020,205	5,760,140	2.20%		5,929,445	6,497,020	1.96%
Total BOKF, NA	6,810,946	6,953,723	2.04%		6,809,472	7,090,270	1.84%

Total other borrowed funds and subordinated debentures	$6,960,931	$7,103,725	2.11%		$6,954,169	$7,234,962	1.92%
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.
Parent Company

At September 30, 2018, cash and interest-bearing cash and cash equivalents held by the parent company totaled $451 million, including $242 million of cash consideration available for the closing of the acquisition of CoBiz Financial on October 1, 2018. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2018, based upon the most restrictive limitations as well as management's internal capital policy, the bank could declare up to $79 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at September 30, 2018 was $3.6 billion, a $62 million increase over June 30, 2018. Net income less cash dividends paid increased equity $84 million during the third quarter of 2018. Changes in interest rates resulted in an increase in the accumulated other comprehensive loss to $162 million at September 30, 2018, compared to $135 million at June 30, 2018. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On October 27, 2015, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of September 30, 2018, a cumulative total of 3,050,083 shares have been repurchased under this authorization. The Company repurchased no shares in the third quarter of 2018. The Company repurchased 8,257 shares in the second quarter of 2018 at an average price of $99.84 per share.

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

The capital ratios for BOK Financial on a consolidated basis are presented in Table 27.

Table 27 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Sept. 30, 2018	June 30, 2018	Sept 30, 2017
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	12.05%	11.92%	11.90%
Tier 1 capital	6.00%	2.50%	8.50%	12.05%	11.92%	11.90%
Total capital	8.00%	2.50%	10.50%	13.35%	13.26%	13.47%
Tier 1 Leverage	4.00%	N/A	4.00%	9.90%	9.57%	9.30%

Average total equity to average assets				10.73%	10.36%	10.56%
Tangible common equity ratio				9.55%	9.21%	9.23%

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

Table 28 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 28 -- Non-GAAP Measure
(Dollars in thousands)

	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Tangible common equity ratio:
Total shareholders' equity	$3,615,032	$3,553,431	$3,495,029	$3,495,367	$3,488,814
Less: Goodwill and intangible assets, net	480,800	481,366	477,088	476,088	485,710
Tangible common equity	3,134,232	3,072,065	3,017,941	3,019,279	3,003,104
Total assets	33,289,864	33,833,107	33,361,492	32,272,160	33,005,515
Less: Goodwill and intangible assets, net	480,800	481,366	477,088	476,088	485,710
Tangible assets	$32,809,064	$33,351,741	$32,884,404	$31,796,072	$32,519,805
Tangible common equity ratio	9.55%	9.21%	9.18%	9.50%	9.23%

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

Table 29 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		50 bp Decrease
	September 30,		September 30,
	2018	2017	2018	2017
Anticipated impact over the next twelve months on net interest revenue	$979	$652	$(17,843)	$(18,117)
	0.10%	0.08%	(1.79)%	(2.10)%

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

We maintain a portfolio of financial instruments, which may include debt securities issued by the U.S. government or its agencies and interest rate derivative contracts, held as an economic hedge of the changes in the fair value of our mortgage servicing rights. Composition of this portfolio will change based on our assessment of market risk. Changes in the fair value of residential mortgage-backed securities are highly dependent on changes in secondary mortgage rates required by investors, and interest rate derivative contracts are highly dependent on changes in other market interest rates. While primary and secondary mortgage rates generally move in the same direction, the spread between them may widen and narrow due to market conditions and government intervention. Changes in the forward-looking spread between the primary and secondary rates can cause significant earnings volatility.

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

Table 30 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	September 30,
	2018		2017
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$14,068	$(23,080)	$26,449	$(33,561)
MSR Hedge	(21,712)	19,921	(32,790)	29,132
Net Exposure	(7,644)	(3,159)	(6,341)	(4,429)

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

Table 31 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$156	$(655)	$(167)	$(881)	$335	$(841)	$21	$(1,172)
Low[2]	596	(347)	1,314	187	2,077	699	1,314	187
High[3]	(101)	(1,025)	(1,533)	(1,993)	(1,015)	(2,447)	(1,553)	(2,377)
Period End	139	(601)	(744)	(374)	139	(601)	(744)	(374)

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

BOK Financial engages in trading activities both as an intermediary for customers and for its own account. As an intermediary, we take positions in securities, generally residential mortgage-backed securities, government agency securities and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. On a limited basis, we may also take trading positions in U.S. Treasury securities, residential mortgage-backed securities, and municipal bonds to enhance returns on securities portfolios. Both of these activities involve interest rate, liquidity and price risk. BOK Financial has an insignificant exposure to foreign exchange risk and does not take positions in commodity derivatives.

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

Table 32 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(897)	$(55)	$(1,152)	$1,171	$(1,329)	$714	$(1,711)	$1,884
Low[2]	2,041	3,447	328	3,509	2,041	4,423	328	5,210
High[3]	(4,005)	(3,463)	(3,404)	(486)	(4,534)	(3,463)	(4,386)	(486)
Period End	(2,116)	1,573	(1,395)	945	(2,116)	1,573	(1,395)	945

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2018	2017	2018	2017
Loans	$218,732	$184,200	$617,517	$514,047
Residential mortgage loans held for sale	2,151	2,095	6,328	6,317
Trading securities	17,295	3,975	38,021	12,497
Investment securities	3,598	3,951	11,118	12,127
Available for sale securities	48,917	44,925	142,303	131,660
Fair value option securities	3,881	5,066	12,627	10,985
Restricted equity securities	5,232	4,826	15,757	13,534
Interest-bearing cash and cash equivalents	3,441	6,375	19,163	15,817
Total interest revenue	303,247	255,413	862,834	716,984
Interest expense
Deposits	24,535	14,530	63,717	38,506
Borrowed funds	35,804	20,361	93,860	47,542
Subordinated debentures	2,025	2,070	6,076	6,098
Total interest expense	62,364	36,961	163,653	92,146
Net interest revenue	240,883	218,452	699,181	624,838
Provision for credit losses	4,000	—	(1,000)	—
Net interest revenue after provision for credit losses	236,883	218,452	700,181	624,838
Other operating revenue
Brokerage and trading revenue	23,086	33,169	80,222	98,556
Transaction card revenue	21,396	32,844	63,361	90,452
Fiduciary and asset management revenue	57,514	40,687	141,045	121,126
Deposit service charges and fees	27,765	28,191	82,753	84,390
Mortgage banking revenue	23,536	24,890	75,907	80,357
Other revenue	14,213	13,670	41,061	40,406
Total fees and commissions	167,510	173,451	484,349	515,287
Other gains, net	1,441	(1,283)	4,760	8,452
Gain (loss) on derivatives, net	(2,847)	1,033	(11,589)	3,824
Gain (loss) on fair value option securities, net	(4,385)	661	(25,290)	1,505
Change in fair value of mortgage servicing rights	5,972	(639)	28,901	(5,726)
Gain (loss) on available for sale securities, net	250	2,487	(802)	4,916
Total other operating revenue	167,941	175,710	480,329	528,258
Other operating expense
Personnel	143,531	147,910	422,425	428,079
Business promotion	7,620	7,105	21,316	21,560
Professional fees and services	13,209	11,887	38,387	35,723
Net occupancy and equipment	23,394	21,325	70,201	64,074
Insurance	6,232	6,005	19,070	13,098
Data processing and communications	31,665	37,327	87,221	108,559
Printing, postage and supplies	3,837	3,917	11,937	11,908
Net losses and operating expenses of repossessed assets	4,044	6,071	14,471	9,347
Amortization of intangible assets	1,603	1,744	4,289	5,349
Mortgage banking costs	11,741	13,450	34,780	38,525
Other expense	5,741	9,193	19,426	25,308
Total other operating expense	252,617	265,934	743,523	761,530
Net income before taxes	152,207	128,228	436,987	391,566
Federal and state income taxes	34,662	42,438	98,940	128,246
Net income	117,545	85,790	338,047	263,320
Net income attributable to non-controlling interests	289	141	857	1,168
Net income attributable to BOK Financial Corporation shareholders	$117,256	$85,649	$337,190	$262,152
Earnings per share:
Basic	$1.79	$1.31	$5.15	$4.01
Diluted	$1.79	$1.31	$5.15	$4.00
Average shares used in computation:
Basic	64,901,095	64,742,822	64,883,319	64,729,391
Diluted	64,934,351	64,805,172	64,919,728	64,793,893
Dividends declared per share	$0.50	$0.44	$1.40	$1.32

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$117,545	$85,790	$338,047	$263,320
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(35,941)	512	(166,464)	33,881
Reclassification adjustments included in earnings:
Loss (gain) on available for sale securities, net	(250)	(2,487)	802	(4,916)
Other comprehensive income (loss) before income taxes	(36,191)	(1,975)	(165,662)	28,965
Federal and state income taxes	(9,134)	(768)	(42,183)	11,241
Other comprehensive income (loss), net of income taxes	(27,057)	(1,207)	(123,479)	17,724
Comprehensive income	90,488	84,583	214,568	281,044
Comprehensive income attributable to non-controlling interests	289	141	857	1,168
Comprehensive income attributable to BOK Financial Corp. shareholders	$90,199	$84,442	$213,711	$279,876

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	Sept. 30, 2018	Dec. 31, 2017	Sept. 30, 2017
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$815,458	$602,510	$547,203
Interest-bearing cash and cash equivalents	430,789	1,714,544	1,926,779
Trading securities	1,613,400	462,676	614,117
Investment securities (fair value: September 30, 2018 – $382,893; December 31, 2017 – $480,035 ; September 30, 2017 – $489,895)	374,039	461,793	466,562
Available for sale securities	8,072,014	8,321,578	8,383,199
Fair value option securities	452,150	755,054	819,531
Restricted equity securities	311,189	320,189	347,542
Residential mortgage loans held for sale	175,866	221,378	275,643
Loans	18,349,459	17,153,424	17,206,834
Allowance for loan losses	(210,569)	(230,682)	(247,703)
Loans, net of allowance	18,138,890	16,922,742	16,959,131
Premises and equipment, net	327,129	317,335	320,060
Receivables	277,738	178,800	173,990
Goodwill	447,430	447,430	446,697
Intangible assets, net	33,370	28,658	39,013
Mortgage servicing rights	284,673	252,867	245,858
Real estate and other repossessed assets, net of allowance (September 30, 2018 – $19,794; December 31, 2017 – $12,648; September 30, 2017 – $11,738)	24,515	28,437	32,535
Derivative contracts, net	349,481	220,502	352,559
Cash surrender value of bank-owned life insurance	323,628	316,498	314,201
Receivable on unsettled securities sales	421,313	340,077	370,486
Other assets	416,792	359,092	370,409
Total assets	$33,289,864	$32,272,160	$33,005,515

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$9,063,623	$9,243,338	$9,185,481
Interest-bearing deposits:
Transaction	9,990,219	10,250,393	10,025,084
Savings	502,601	469,158	465,225
Time	2,075,846	2,098,416	2,172,289
Total deposits	21,632,289	22,061,305	21,848,079
Funds purchased and repurchase agreements	790,741	574,964	390,545
Other borrowings	6,025,483	5,134,897	6,241,275
Subordinated debentures	144,707	144,677	144,668
Accrued interest, taxes and expense	231,592	164,895	152,029
Derivative contracts, net	252,387	171,963	336,327
Due on unsettled securities purchases	414,283	338,745	176,498
Other liabilities	172,622	162,380	201,655
Total liabilities	29,664,104	28,753,826	29,491,076
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2018 – 75,308,727; December 31, 2017 – 75,147,686; September 30, 2017 – 75,129,535)	4	4	4
Capital surplus	1,044,430	1,035,895	1,028,489
Retained earnings	3,297,083	3,048,487	2,999,005
Treasury stock (shares at cost: September 30, 2018 – 9,874,469; December 31, 2017 – 9,752,749; September 30, 2017 – 9,672,749)	(564,123)	(552,845)	(545,441)
Accumulated other comprehensive gain (loss)	(162,362)	(36,174)	6,757
Total shareholders’ equity	3,615,032	3,495,367	3,488,814
Non-controlling interests	10,728	22,967	25,625
Total equity	3,625,760	3,518,334	3,514,439
Total liabilities and equity	$33,289,864	$32,272,160	$33,005,515

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount

Balance, December 31, 2016	74,993	$4	$1,006,535	$2,823,334	9,656	$(544,052)	$(10,967)	$3,274,854	$31,503	$3,306,357
Net income	—	—	—	262,152	—	—	—	262,152	1,168	263,320
Other comprehensive income	—	—	—	—	—	—	17,724	17,724	—	17,724
Share-based compensation plans:
Stock options exercised	80	—	4,564	—	—	—	—	4,564	—	4,564
Non-vested shares awarded, net	57	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	17	(1,389)	—	(1,389)	—	(1,389)
Share-based compensation	—	—	17,390	—	—	—	—	17,390	—	17,390
Cash dividends on common stock	—	—	—	(86,481)	—	—	—	(86,481)	—	(86,481)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(7,046)	(7,046)
Balance, September 30, 2017	75,130	$4	$1,028,489	$2,999,005	9,673	$(545,441)	$6,757	$3,488,814	$25,625	$3,514,439

Balance, December 31, 2017	75,148	$4	$1,035,895	$3,048,487	9,753	$(552,845)	$(36,174)	$3,495,367	$22,967	$3,518,334
Transition adjustment of net unrealized gains on equity securities	—	—	—	2,709	—	—	(2,709)	—	—	—
Balance, December 31, 2017, Adjusted	75,148	4	1,035,895	3,051,196	9,753	(552,845)	(38,883)	3,495,367	22,967	3,518,334
Net income	—	—	—	337,190	—	—	—	337,190	857	338,047
Other comprehensive loss	—	—	—	—	—	—	(123,479)	(123,479)	—	(123,479)
Repurchase of common stock	—	—	—	—	90	(8,408)	—	(8,408)	—	(8,408)
Share-based compensation plans:
Stock options exercised	49	—	2,560	—	—	—	—	2,560	—	2,560
Non-vested shares awarded, net	112	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	31	(2,870)	—	(2,870)	—	(2,870)
Share-based compensation	—	—	5,975	—	—	—	—	5,975	—	5,975
Cash dividends on common stock	—	—	—	(91,303)	—	—	—	(91,303)	—	(91,303)
Sale of non-controlling interests	—	—	—	—	—	—	—	—	(10,000)	(10,000)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(3,096)	(3,096)
Balance, September 30, 2018	75,309	$4	$1,044,430	$3,297,083	9,874	$(564,123)	$(162,362)	$3,615,032	$10,728	$3,625,760

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$338,047	$263,320
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	(1,000)	—
Change in fair value of mortgage servicing rights due to market changes	(28,901)	5,726
Change in the fair value of mortgage servicing rights due to principal payments	25,783	24,928
Net unrealized losses (gains) from derivative contracts	3,309	(3,937)
Share-based compensation	5,975	17,390
Depreciation and amortization	41,999	39,154
Net amortization of securities discounts and premiums	19,001	22,149
Net losses (gains) on financial instruments and other losses (gains), net	5,581	(1,930)
Net gain on mortgage loans held for sale	(26,242)	(35,778)
Mortgage loans originated for sale	(2,093,860)	(2,446,793)
Proceeds from sale of mortgage loans held for sale	2,165,989	2,503,759
Capitalized mortgage servicing rights	(28,688)	(29,439)
Change in trading and fair value option securities	(848,409)	(1,019,906)
Change in receivables	(249,347)	459,480
Change in other assets	(15,157)	(18,991)
Change in accrued interest, taxes and expense	66,697	(99)
Change in other liabilities	229,815	43,767
Net cash used in operating activities	(389,408)	(177,200)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	89,099	94,243
Proceeds from maturities or redemptions of available for sale securities	1,208,373	1,345,575
Purchases of investment securities	(4,218)	(18,802)
Purchases of available for sale securities	(1,404,291)	(2,001,160)
Proceeds from sales of available for sale securities	232,826	966,044
Change in amount receivable on unsettled available for sale securities transactions	67,775	(223,037)
Loans originated, net of principal collected	(1,187,762)	(156,404)
Net payments on derivative asset contracts	(39,485)	334,709
Acquisitions, net of cash acquired	(13,870)	—
Proceeds from disposition of assets	265,786	162,793
Purchases of assets	(250,447)	(170,937)
Net cash provided by (used in) investing activities	(1,036,214)	333,024
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(406,446)	(850,505)
Net change in time deposits	(22,570)	(49,511)
Net change in other borrowed funds	1,035,549	957,859
Net proceeds on derivative liability contracts	42,883	(339,566)
Net change in derivative margin accounts	(46,390)	(8,583)
Change in amount due on unsettled available for sale securities transactions	(148,190)	154,273
Issuance of common and treasury stock, net	(310)	3,175
Repurchase of common stock	(8,408)	—
Dividends paid	(91,303)	(86,481)
Net cash provided by (used in) financing activities	354,815	(219,339)
Net decrease in cash and cash equivalents	(1,070,807)	(63,515)
Cash and cash equivalents at beginning of period	2,317,054	2,537,497
Cash and cash equivalents at end of period	$1,246,247	$2,473,982

Supplemental Cash Flow Information:
Cash paid for interest	$163,381	$89,901
Cash paid for taxes	$77,373	$95,967
Net loans and bank premises transferred to repossessed real estate and other assets	$9,513	$4,649
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$70,814	$101,299
Conveyance of other real estate owned guaranteed by U.S. government agencies	$32,206	$32,033
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

The financial information should be read in conjunction with BOK Financial’s 2017 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2017 have been derived from the audited financial statements included in BOK Financial’s 2017 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02")

On February 25, 2016, the FASB issued ASU 2016-02 to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees will be required to recognize an obligation for future lease payments measured on a discounted basis and a right-of-use asset. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2018. As originally issued, ASU 2016-02 required implementation through the modified transition method applied as of the earliest period presented in the financial statements. In 2018 an additional and optional transition method that allows entities to apply the standard as of the adoption date was approved. BOKF intends to elect this optional transition method. BOKF also plans to elect all practical expedients other than the lessee’s practical expedient to combine lease and non-lease components which would further gross up the lease liability and related right of use asset. The Company currently estimates that implementation of ASU 2016-02 will increase reported right of use assets and liabilities by approximately $100 million to $150 million.

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

The Company has established a CECL implementation team in order to evaluate the impact the adoption of ASU 2016-13 will have on the Company's financial statements. The CECL implementation team, overseen by the Chief Credit Officer, Chief Financial Officer, and Chief Risk Officer, has developed a project plan that incorporates input from various departments within the bank including Credit, Financial Reporting, Risk, and Information Technology among others. Key implementation activities for 2018 include portfolio segmentation, credit risk driver identification, model development, as well as process and information systems enhancements. The Company will adopt the standard on January 1, 2020.
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

FASB Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12")

On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815 in order to improve transparency and understandability of information and reduce the complexity. The update expands the types of transactions eligible for hedge accounting, eliminates the requirement to separately measure and present hedge ineffectiveness, simplifies hedge effectiveness assessments and updates documentation and presentation requirements. The update allows the reclassification of certain debt securities from held to maturity to available for sale if the debt security is eligible to be hedged under the last-of-layer method. ASU 2017-12 is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption is permitted. Adoption of ASU 2017-12 is not expected to have a material impact on the Company's financial statements.

FASB Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118).

On March 13, 2018, the FASB issued ASU 2018-05, which adds SEC guidance related to SAB 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act. ASU 2018-05 was effective upon issuance. The adoption of ASU 2018-05 has not had a significant impact in 2018.

FASB Accounting Standards Update No. 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15")

On August 29, 2018, the FASB issued ASU 2018-15, which requires a customer in a cloud hosting arrangement that is a service contract to follow the internal use software requirements in ASC 350-40 to determine which implementation costs to capitalize or expense as incurred. Internal use software guidance requires the capitalization of costs incurred during the development phase. Capitalized costs will be amortized over the term of the hosting arrangement beginning when the arrangement is ready for its intended use. ASU 2018-15 is effective for the Company for fiscal years beginning after December 15, 2019; however, early adoption is permitted. The Company elected to early adopt the update prospectively in third quarter of 2018. The adoption of ASU 2018-15 did not have a significant impact in the third quarter.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	September 30, 2018		December 31, 2017		September 30, 2017
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$80,692	$21	$21,196	$8	$30,162	$(101)
U.S. government agency residential mortgage-backed securities	1,378,450	(3,498)	392,673	(517)	516,760	723
Municipal and other tax-exempt securities	41,345	(161)	13,559	83	56,148	153
Asset-backed securities	72,309	(100)	23,885	(26)	—	—
Other trading securities	40,604	5	11,363	4	11,047	23
Total trading securities	$1,613,400	$(3,733)	$462,676	$(448)	$614,117	$798

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2018
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$157,723	$158,230	$1,403	$(896)
U.S. government agency residential mortgage-backed securities	13,234	13,201	205	(238)
Other debt securities	203,082	211,462	10,721	(2,341)
Total investment securities	$374,039	$382,893	$12,329	$(3,475)

	December 31, 2017
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$228,186	$230,349	$2,967	$(804)
U.S. government agency residential mortgage-backed securities	15,891	16,242	446	(95)
Other debt securities	217,716	233,444	17,095	(1,367)
Total investment securities	$461,793	$480,035	$20,508	$(2,266)

	September 30, 2017
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$246,000	$249,250	$3,415	$(165)
U.S. government agency residential mortgage-backed securities	16,926	17,458	594	(62)
Other debt securities	203,636	223,187	20,141	(590)
Total investment securities	$466,562	$489,895	$24,150	$(817)

The amortized cost and fair values of investment securities at September 30, 2018, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt:
Amortized cost	$65,789	$41,827	$35,652	$14,455	$157,723	4.13
Fair value	65,633	41,432	36,677	14,488	158,230
Nominal yield¹	2.06%	2.82%	6.00%	4.33%	3.36%
Other debt securities:
Amortized cost	14,847	60,825	115,587	11,823	203,082	7.23
Fair value	14,941	62,604	123,236	10,681	211,462
Nominal yield	4.17%	4.70%	5.76%	4.34%	5.25%
Total fixed maturity securities:
Amortized cost	$80,636	$102,652	$151,239	$26,278	$360,805	5.88
Fair value	80,574	104,036	159,913	25,169	369,692
Nominal yield	2.44%	3.94%	5.82%	4.33%	4.42%
Residential mortgage-backed securities:
Amortized cost					$13,234	³
Fair value					13,201
Nominal yield[4]					2.77%
Total investment securities:
Amortized cost					$374,039
Fair value					382,893
Nominal yield					4.36%

[1]	Calculated on a taxable equivalent basis using a 25 percent effective tax rate.

[2]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 5.2 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2018
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	OTTI
U.S. Treasury	$495	$490	$—	$(5)	$—
Municipal and other tax-exempt	4,269	4,349	81	(1)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,057,570	2,959,457	1,653	(99,766)	—
FHLMC	1,562,569	1,512,928	501	(50,142)	—
GNMA	677,496	659,967	450	(17,979)	—
Total U.S. government agencies	5,297,635	5,132,352	2,604	(167,887)	—
Private issue	54,932	74,685	19,753	—	—
Total residential mortgage-backed securities	5,352,567	5,207,037	22,357	(167,887)	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,905,974	2,834,691	1,363	(72,646)	—
Other debt securities	25,502	25,447	11	(66)	—
Total available for sale securities	$8,288,807	$8,072,014	$23,812	$(240,605)	$—

	December 31, 2017
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	OTTI
U.S. Treasury	$1,000	$1,000	$—	$—	$—
Municipal and other tax-exempt	27,182	27,080	181	(283)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,021,551	2,997,563	11,549	(35,537)	—
FHLMC	1,545,971	1,531,009	3,148	(18,110)	—
GNMA	787,626	780,580	1,607	(8,653)	—
Total U.S. government agencies	5,355,148	5,309,152	16,304	(62,300)	—
Private issue	74,311	93,221	19,301	—	(391)
Total residential mortgage-backed securities	5,429,459	5,402,373	35,605	(62,300)	(391)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,858,885	2,834,961	1,963	(25,887)	—
Other debt securities	25,500	25,481	50	(69)	—
Perpetual preferred stock	12,562	15,767	3,205	—	—
Equity securities and mutual funds	14,487	14,916	515	(86)	—
Total available for sale securities	$8,369,075	$8,321,578	$41,519	$(88,625)	$(391)

	September 30, 2017
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	OTTI
U.S. Treasury	$1,000	$999	$—	$(1)	$—
Municipal and other tax-exempt	28,411	28,368	240	(283)	—
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	3,103,869	3,108,822	25,510	(20,557)	—
FHLMC	1,331,212	1,330,159	6,630	(7,683)	—
GNMA	864,256	862,394	3,254	(5,116)	—
Other	25,000	25,009	51	(42)	—
Total U.S. government agencies	5,324,337	5,326,384	35,445	(33,398)	—
Private issue	80,797	99,994	19,197	—	—
Total residential mortgage-backed securities	5,405,134	5,426,378	54,642	(33,398)	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,899,828	2,889,346	5,577	(16,059)	—
Other debt securities	4,400	4,153	—	(247)	—
Perpetual preferred stock	12,562	16,245	3,683	—	—
Equity securities and mutual funds	17,803	17,710	655	(748)	—
Total available for sale securities	$8,369,138	$8,383,199	$64,797	$(50,736)	$—

The amortized cost and fair values of available for sale securities at September 30, 2018, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[4]
U.S. Treasuries:
Amortized cost	$—	$495	$—	$—		$495	1.34
Fair value	—	490	—	—		490
Nominal yield	—%	1.99%	—%	—%		1.99%
Municipal and other tax-exempt:
Amortized cost	$—	$—	$—	$4,269		$4,269	18.72
Fair value	—	—	—	4,349		4,349
Nominal yield¹	—%	—%	—%	5.60%	[5]	5.60%
Commercial mortgage-backed securities:
Amortized cost	$74,694	$1,070,820	$1,449,084	$311,376		$2,905,974	7.11
Fair value	73,929	1,043,429	1,413,692	303,641		2,834,691
Nominal yield	1.70%	2.02%	2.24%	2.45%		2.17%
Other debt securities:
Amortized cost	$—	$—	$—	$25,502		$25,502	13.93
Fair value	—	—	—	25,447		25,447
Nominal yield	—%	—%	—%	1.59%	[5]	1.59%
Total fixed maturity securities:
Amortized cost	$74,694	$1,071,315	$1,449,084	$341,147		$2,936,240	7.18
Fair value	73,929	1,043,919	1,413,692	333,437		2,864,977
Nominal yield	1.70%	2.02%	2.24%	2.42%		2.17%
Residential mortgage-backed securities:
Amortized cost						$5,352,567	[2]
Fair value						5,207,037
Nominal yield[3]						2.24%
Total available-for-sale securities:
Amortized cost						$8,288,807
Fair value						8,072,014
Nominal yield						2.21%

[1]	Calculated on a taxable equivalent basis using a 25 percent effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 4.4 years based upon current prepayment assumptions.

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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds	$45,293	$265,632	$232,826	$966,044
Gross realized gains	250	2,768	700	7,623
Gross realized losses	—	(281)	(1,502)	(2,707)
Related federal and state income tax expense (benefit)	64	967	(204)	1,912

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $8.0 billion at September 30, 2018, $7.3 billion at December 31, 2017 and $7.0 billion at September 30, 2017.

The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Securities as of September 30, 2018
(in thousands):

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	85	$46,618	$277	$54,149	$619	$100,767	$896
U.S. government agency residential mortgage-backed securities	3	6,682	96	2,625	142	9,307	238
Other debt securities	93	38,441	2,035	4,714	306	43,155	2,341
Total investment securities	181	$91,741	$2,408	$61,488	$1,067	$153,229	$3,475

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$490	$5	$—	$—	$490	$5
Municipal and other tax-exempt	2	1,046	1	—	—	1,046	1
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	188	1,584,010	32,919	1,277,814	66,847	2,861,824	99,766
FHLMC	99	702,707	15,450	781,589	34,692	1,484,296	50,142
GNMA	38	285,731	5,326	253,506	12,653	539,237	17,979
Total U.S. government agencies	325	2,572,448	53,695	2,312,909	114,192	4,885,357	167,887
Private issue[1]	—	—	—	—	—	—	—
Total residential mortgage-backed securities	325	2,572,448	53,695	2,312,909	114,192	4,885,357	167,887
Commercial mortgage-backed securities guaranteed by U.S. government agencies	220	1,174,544	24,982	1,238,848	47,664	2,413,392	72,646
Other debt securities	2	—	—	20,435	66	20,435	66
Total available for sale securities	550	$3,748,528	$78,683	$3,572,192	$161,922	$7,320,720	$240,605

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of December 31, 2017
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	100	$145,960	$643	$5,833	$161	$151,793	$804
U.S. government agency residential mortgage-backed securities	1	—	—	3,356	95	3,356	95
Other debt securities	49	20,091	1,238	3,076	129	23,167	1,367
Total investment securities	150	$166,051	$1,881	$12,265	$385	$178,316	$2,266

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
Municipal and other tax-exempt	19	12,765	18	4,802	265	17,567	283
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	113	1,203,041	9,618	824,029	25,919	2,027,070	35,537
FHLMC	69	863,778	7,297	385,816	10,813	1,249,594	18,110
GNMA	27	201,887	1,452	248,742	7,201	450,629	8,653
Total U.S. government agencies	209	2,268,706	18,367	1,458,587	43,933	3,727,293	62,300
Private issue[1]	8	5,898	391	—	—	5,898	391
Total residential mortgage-backed securities	217	2,274,604	18,758	1,458,587	43,933	3,733,191	62,691
Commercial mortgage-backed securities guaranteed by U.S. government agencies	185	1,465,703	11,824	652,296	14,063	2,117,999	25,887
Other debt securities	2	19,959	41	472	28	20,431	69
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	111	911	7	2,203	79	3,114	86
Total available for sale securities	534	$3,773,942	$30,648	$2,118,360	$58,368	$5,892,302	$89,016

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of September 30, 2017
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	63	$80,235	$70	$9,795	$95	$90,030	$165
U.S. government agency residential mortgage-backed securities	1	3,578	62	—	—	3,578	62
Other debt securities	28	10,022	566	427	24	10,449	590
Total investment securities	92	$93,835	$698	$10,222	$119	$104,057	$817

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$999	$1	$—	$—	$999	$1
Municipal and other tax-exempt	11	576	1	4,785	282	5,361	283
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	81	1,054,171	10,288	480,994	10,269	1,535,165	20,557
FHLMC	42	477,823	3,546	198,478	4,137	676,301	7,683
GNMA	17	166,565	1,718	124,037	3,398	290,602	5,116
Other	1	19,958	42	—	—	19,958	42
Total U.S. government agencies	141	1,718,517	15,594	803,509	17,804	2,522,026	33,398
Private issue[1]	—	—	—	—	—	—	—
Total residential mortgage-backed securities	141	1,718,517	15,594	803,509	17,804	2,522,026	33,398
Commercial mortgage-backed securities guaranteed by U.S. government agencies	137	1,154,911	7,194	559,984	8,865	1,714,895	16,059
Other debt securities	2	—	—	4,153	247	4,153	247
Perpetual preferred stocks	—	—	—	—	—	—	—
Equity securities and mutual funds	91	3,672	696	1,428	52	5,100	748
Total available for sale securities	383	$2,878,675	$23,486	$1,373,859	$27,250	$4,252,534	$50,736

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Based on evaluations of impaired securities as of September 30, 2018, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	September 30, 2018		December 31, 2017		September 30, 2017
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency residential mortgage-backed securities	$452,150	$(7,923)	$755,054	$(1,877)	$819,531	$1,671

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2018 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$12,423,155	$45,983	$(18,338)	$27,645	$—	$27,645
Interest rate swaps	1,702,731	46,160	(1,300)	44,860	(13,307)	31,553
Energy contracts	1,509,976	202,086	(67,611)	134,475	(3,020)	131,455
Agricultural contracts	26,318	1,024	(196)	828	—	828
Foreign exchange contracts	148,824	146,719	—	146,719	—	146,719
Equity option contracts	89,606	4,144	—	4,144	(660)	3,484
Total customer risk management programs	15,900,610	446,116	(87,445)	358,671	(16,987)	341,684
Internal risk management programs	1,064,113	23,887	(16,090)	7,797	—	7,797
Total derivative contracts	$16,964,723	$470,003	$(103,535)	$366,468	$(16,987)	$349,481

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$12,160,590	$43,074	$(18,338)	$24,736	$—	$24,736
Interest rate swaps	1,702,731	46,162	(1,300)	44,862	(3,844)	41,018
Energy contracts	1,485,036	200,290	(67,611)	132,679	(115,191)	17,488
Agricultural contracts	26,316	998	(196)	802	—	802
Foreign exchange contracts	145,943	143,817	—	143,817	(48)	143,769
Equity option contracts	89,606	4,144	—	4,144	—	4,144
Total customer risk management programs	15,610,222	438,485	(87,445)	351,040	(119,083)	231,957
Internal risk management programs	4,079,094	36,520	(16,090)	20,430	—	20,430
Total derivative contracts	$19,689,316	$475,005	$(103,535)	$371,470	$(119,083)	$252,387

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2017 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,244,442	$38,875	$(9,547)	$29,328	$—	$29,328
Interest rate swaps	1,368,210	27,016	—	27,016	(2,820)	24,196
Energy contracts	983,794	45,368	(35,166)	10,202	(238)	9,964
Agricultural contracts	60,745	1,870	(1,172)	698	—	698
Foreign exchange contracts	252,525	249,788	—	249,788	—	249,788
Equity option contracts	101,841	4,871	—	4,871	(920)	3,951
Total customer risk management programs	17,011,557	367,788	(45,885)	321,903	(3,978)	317,925
Internal risk management programs	11,941,260	34,634	—	34,634	—	34,634
Total derivative contracts	$28,952,817	$402,422	$(45,885)	$356,537	$(3,978)	$352,559

	Liabilities
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$14,244,442	$34,948	$(9,547)	$25,401	$(374)	$25,027
Interest rate swaps	1,368,230	27,056	—	27,056	(16,599)	10,457
Energy contracts	939,350	42,744	(35,166)	7,578	—	7,578
Agricultural contracts	60,746	1,846	(1,172)	674	—	674
Foreign exchange contracts	249,269	245,925	—	245,925	(1,395)	244,530
Equity option contracts	101,841	4,871	—	4,871	—	4,871
Total customer risk management programs	16,963,878	357,390	(45,885)	311,505	(18,368)	293,137
Internal risk management programs	9,180,531	43,190	—	43,190	—	43,190
Total derivative contracts	$26,144,409	$400,580	$(45,885)	$354,695	$(18,368)	$336,327

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2018		September 30, 2017
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$7,272	$—	$9,181	$—
Interest rate swaps	618	—	767	—
Energy contracts	541	—	378	—
Agricultural contracts	6	—	38	—
Foreign exchange contracts	78	—	164	—
Equity option contracts	—	—	—	—
Total customer risk management programs	8,515	—	10,528	—
Internal risk management programs	6,124	(2,847)	(711)	1,033
Total derivative contracts	$14,639	$(2,847)	$9,817	$1,033

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$21,677	$—	$26,413	$—
Interest rate swaps	2,057	—	1,891	—
Energy contracts	5,097	—	4,917	—
Agricultural contracts	36	—	58	—
Foreign exchange contracts	350	—	524	—
Equity option contracts	—	—	—	—
Total customer risk management programs	29,217	—	33,803	—
Internal risk management programs	3,260	(11,589)	5,307	3,824
Total derivative contracts	$32,477	$(11,589)	$39,110	$3,824

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

Qualifying residential mortgage loans guaranteed by U.S. government agencies have been sold into GNMA pools. Under certain performance conditions specified in government programs, the Company may have the right, but not the obligation to repurchase loans from GNMA pools. These loans no longer qualify for sale accounting and are recognized in the Consolidated Balance Sheets. Guaranteed loans are considered impaired because we do not expect to receive all principal and interest based on the loan's contractual terms. The original principal guarantee remains; however, interest accrues at a curtailed rate as specified in the programs. The carrying value of these loans is reduced based on an estimate of the expected cash flows discounted at the original note rate plus a liquidity spread. Guaranteed loans may be modified in TDRs in accordance with U.S. government agency guidelines. Interest continues to accrue based on the modified rate. Guaranteed loans may either be resold into GNMA pools after a performance period specified by the programs or foreclosed and conveyed to the guarantors.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2018				December 31, 2017
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$2,150,138	$9,316,473	$109,490	$11,576,101	$2,217,432	$8,379,240	$137,303	$10,733,975
Commercial real estate	603,515	3,199,844	1,316	3,804,675	548,692	2,928,440	2,855	3,479,987
Residential mortgage	1,592,249	337,576	41,917	1,971,742	1,608,655	317,584	47,447	1,973,686
Personal	163,067	833,605	269	996,941	154,517	810,990	269	965,776
Total	$4,508,969	$13,687,498	$152,992	$18,349,459	$4,529,296	$12,436,254	$187,874	$17,153,424
Accruing loans past due (90 days)[1]				$518				$633

	September 30, 2017
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$2,225,470	$8,393,564	$176,900	$10,795,934
Commercial real estate	564,681	2,950,486	2,975	3,518,142
Residential mortgage	1,589,013	311,231	45,506	1,945,750
Personal	153,750	793,003	255	947,008
Total	$4,532,914	$12,448,284	$225,636	$17,206,834
Accruing loans past due (90 days)[1]				$253

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

At September 30, 2018, loans to businesses and collateral primarily located in Texas totaled $6.1 billion or 33 percent of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.6 billion or 20 percent of our total loan portfolio.  Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas.

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

At September 30, 2018, commercial loans with collateral primarily located in Texas market totaled $3.8 billion or 33 percent of the commercial loan portfolio segment and commercial loans with collateral primarily located in Oklahoma totaled $2.3 billion or 20 percent of the commercial loan portfolio segment.

The commercial loan portfolio segment is further divided into loan classes. The energy loan class totaled $3.3 billion or 18 percent of total loans at September 30, 2018, including $2.7 billion of outstanding loans to energy producers. Approximately 57 percent of committed production loans are secured by properties primarily producing oil and 43 percent are secured by properties producing natural gas. The services loan class totaled $3.0 billion or 16 percent of total loans at September 30, 2018. Approximately $1.5 billion of loans in the services category consist of loans with individual balances of less than $10 million. Businesses included in the services class include governmental, educational services, consumer services, financial services and loans to entities providing services for real estate and construction. The healthcare loan class totaled $2.4 billion or 13 percent of total loans at September 30, 2018. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

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

At September 30, 2018, 32 percent of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 12 percent of commercial real estate loans are secured by properties located primarily in the Tulsa and Oklahoma City metropolitan areas of Oklahoma.

Residential Mortgage and Personal

Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. Residential mortgage loans are secured by a first or second mortgage on the customer’s primary residence. Personal loans consist primarily of loans secured by the cash surrender value of insurance policies and marketable securities. It also includes direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as unsecured loans. Residential mortgage and personal loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Loans may be individually underwritten or credit scored based on size and other criteria. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability. Residential mortgage loans retained in the Company’s portfolio are primarily composed of various mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals and certain professionals. Jumbo loans may be fixed or variable rate and are fully amortizing. Jumbo loans generally conform to government sponsored entity standards, except that the loan size exceeds maximums required under these standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38 percent.  Loan-to-value (“LTV”) ratios are tiered from 60 percent to 100 percent, depending on the market. Special mortgage programs include fixed and variable fully amortizing loans tailored to the needs of certain healthcare professionals. Variable rate loans are fully indexed at origination and may have fixed rates for 3 years to ten years, then adjust annually thereafter.

At September 30, 2018, residential mortgage loans included $181 million of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $696 million at September 30, 2018. Approximately 61 percent of the home equity loan portfolio is comprised of first lien loans and 39 percent of the home equity portfolio is comprised of junior lien loans. Junior lien loans are distributed 44 percent to amortizing term loans and 56 percent to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a revolving period of 5 years followed by 15 years of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional revolving term of 5 years, subject to an update of certain credit information.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2018, outstanding commitments totaled $10.7 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2018, outstanding standby letters of credit totaled $672 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and nine months ended September 30, 2018.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended September 30, 2018 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$113,722	$58,758	$18,544	$8,646	$15,472	$215,142
Provision for loan losses	(1,285)	1,391	1	883	3,418	4,408
Loans charged off	(9,602)	—	(91)	(1,380)	—	(11,073)
Recoveries	1,263	40	229	560	—	2,092
Ending balance	$104,098	$60,189	$18,683	$8,709	$18,890	$210,569
Allowance for off-balance sheet credit losses:
Beginning balance	$2,361	$17	$53	$2	$—	$2,433
Provision for off-balance sheet credit losses	(424)	19	(3)	—	—	(408)
Ending balance	$1,937	$36	$50	$2	$—	$2,025

Total provision for credit losses	$(1,709)	$1,410	$(2)	$883	$3,418	$4,000

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the nine months ended September 30, 2018 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$124,269	$56,621	$18,451	$9,124	$22,217	$230,682
Provision for loan losses	2,720	248	(418)	1,486	(3,327)	709
Loans charged off	(24,940)	—	(326)	(3,802)	—	(29,068)
Recoveries	2,049	3,320	976	1,901	—	8,246
Ending balance	$104,098	$60,189	$18,683	$8,709	$18,890	$210,569
Allowance for off-balance sheet credit losses:
Beginning balance	$3,644	$45	$43	$2	$—	$3,734
Provision for off-balance sheet credit losses	(1,707)	(9)	7	—	—	(1,709)
Ending balance	$1,937	$36	$50	$2	$—	$2,025

Total provision for credit losses	$1,013	$239	$(411)	$1,486	$(3,327)	$(1,000)

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2018 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$11,466,611	$90,301	$109,490	$13,797	$11,576,101	$104,098
Commercial real estate	3,803,359	60,189	1,316	—	3,804,675	60,189
Residential mortgage	1,929,825	18,683	41,917	—	1,971,742	18,683
Personal	996,672	8,709	269	—	996,941	8,709
Total	18,196,467	177,882	152,992	13,797	18,349,459	191,679

Nonspecific allowance	—	—	—	—	—	18,890

Total	$18,196,467	$177,882	$152,992	$13,797	$18,349,459	$210,569

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at September 30, 2018 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$11,549,529	$103,185	$26,572	$913	$11,576,101	$104,098
Commercial real estate	3,804,675	60,189	—	—	3,804,675	60,189
Residential mortgage	262,612	3,099	1,709,130	15,584	1,971,742	18,683
Personal	916,587	6,509	80,354	2,200	996,941	8,709
Total	16,533,403	172,982	1,816,056	18,697	18,349,459	191,679

Nonspecific allowance	—	—	—	—	—	18,890

Total	$16,533,403	$172,982	$1,816,056	$18,697	$18,349,459	$210,569

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

The following table summarizes the Company’s loan portfolio at September 30, 2018 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$3,127,227	$7,233	$106,374	$54,033	$—	$—	$3,294,867
Services	2,974,082	27,337	11,795	4,097	—	—	3,017,311
Wholesale/retail	1,636,405	1,508	3,567	9,249	—	—	1,650,729
Manufacturing	631,198	7,265	12,917	9,202	—	—	660,582
Healthcare	2,402,801	2,614	16,204	15,704	—	—	2,437,323
Other commercial and industrial	471,188	385	—	17,144	26,511	61	515,289
Total commercial	11,242,901	46,342	150,857	109,429	26,511	61	11,576,101

Commercial real estate:
Residential construction and land development	99,694	1,828	—	350	—	—	101,872
Retail	737,313	—	21,333	777	—	—	759,423
Office	817,854	6,975	—	—	—	—	824,829
Multifamily	1,120,145	—	21	—	—	—	1,120,166
Industrial	695,554	—	1,220	—	—	—	696,774
Other commercial real estate	300,887	535	—	189	—	—	301,611
Total commercial real estate	3,771,447	9,338	22,574	1,316	—	—	3,804,675

Residential mortgage:
Permanent mortgage	259,106	—	2,520	986	810,445	21,869	1,094,926
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	172,928	7,790	180,718
Home equity	—	—	—	—	684,826	11,272	696,098
Total residential mortgage	259,106	—	2,520	986	1,668,199	40,931	1,971,742

Personal	916,430	47	34	76	80,161	193	996,941

Total	$16,189,884	$55,727	$175,985	$111,807	$1,774,871	$41,185	$18,349,459

The following table summarizes the Company’s loan portfolio at December 31, 2017 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,632,986	$60,288	$144,598	$92,284	$—	$—	$2,930,156
Services	2,943,869	13,927	26,533	2,620	—	—	2,986,949
Wholesale/retail	1,443,917	19,263	5,502	2,574	—	—	1,471,256
Manufacturing	472,869	6,653	11,290	5,962	—	—	496,774
Healthcare	2,253,497	3,186	43,305	14,765	—	—	2,314,753
Other commercial and industrial	478,951	7	8,161	19,028	27,870	70	534,087
Total commercial	10,226,089	103,324	239,389	137,233	27,870	70	10,733,975

Commercial real estate:
Residential construction and land development	113,190	1,828	395	1,832	—	—	117,245
Retail	686,915	4,243	98	276	—	—	691,532
Office	824,408	7,087	—	275	—	—	831,770
Multifamily	979,969	—	48	—	—	—	980,017
Industrial	573,014	—	—	—	—	—	573,014
Other commercial real estate	285,506	145	286	472	—	—	286,409
Total commercial real estate	3,463,002	13,303	827	2,855	—	—	3,479,987

Residential mortgage:
Permanent mortgage	232,492	—	822	1,163	784,928	24,030	1,043,435
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	188,327	9,179	197,506
Home equity	—	—	—	—	719,670	13,075	732,745
Total residential mortgage	232,492	—	822	1,163	1,692,925	46,284	1,973,686

Personal	875,696	1,548	63	83	88,200	186	965,776

Total	$14,797,279	$118,175	$241,101	$141,334	$1,808,995	$46,540	$17,153,424

The following table summarizes the Company’s loan portfolio at September 30, 2017 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,436,465	$114,065	$206,768	$110,683	$—	$—	$2,867,981
Services	2,932,577	26,372	7,390	1,174	—	—	2,967,513
Wholesale/retail	1,637,698	9,021	9,486	1,893	—	—	1,658,098
Manufacturing	486,383	7,181	16,823	9,059	—	—	519,446
Healthcare	2,150,099	31,855	33,051	24,446	—	—	2,239,451
Other commercial and industrial	458,796	52	9,820	29,500	45,132	145	543,445
Total commercial	10,102,018	188,546	283,338	176,755	45,132	145	10,795,934

Commercial real estate:
Residential construction and land development	110,178	—	—	1,924	—	—	112,102
Retail	724,887	689	—	289	—	—	725,865
Office	788,539	8,275	—	275	—	—	797,089
Multifamily	998,125	—	884	—	—	—	999,009
Industrial	591,080	—	—	—	—	—	591,080
Other commercial real estate	292,509	—	1	487	—	—	292,997
Total commercial real estate	3,505,318	8,964	885	2,975	—	—	3,518,142

Residential mortgage:
Permanent mortgage	224,235	393	462	1,216	764,252	23,407	1,013,965
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	178,479	8,891	187,370
Home equity	—	—	—	—	732,423	11,992	744,415
Total residential mortgage	224,235	393	462	1,216	1,675,154	44,290	1,945,750

Personal	855,857	49	38	86	90,809	169	947,008

Total	$14,687,428	$197,952	$284,723	$181,032	$1,811,095	$44,604	$17,206,834

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This generally includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of					For the		For the
	September 30, 2018					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2018		September 30, 2018
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$73,600	$54,033	$28,180	$25,853	$5,305	$59,815	$—	$73,159	$—
Services	6,959	4,097	4,021	76	76	4,237	—	3,358	—
Wholesale/retail	14,281	9,249	2,227	7,022	4,102	11,672	—	5,911	—
Manufacturing[2]	9,212	9,202	6,217	2,985	2,985	6,096	—	7,582	—
Healthcare	25,923	15,704	13,162	2,542	1,329	15,915	—	15,235	—
Other commercial and industrial	26,645	17,205	17,205	—	—	17,499	—	18,151	—
Total commercial	156,620	109,490	71,012	38,478	13,797	115,234	—	123,396	—

Commercial real estate:
Residential construction and land development	1,306	350	350	—	—	350	—	1,091	—
Retail	7,951	777	777	—	—	923	—	527	—
Office	—	—	—	—	—	137	—	137	—
Multifamily	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—
Other commercial real estate	354	189	189	—	—	246	—	330	—
Total commercial real estate	9,611	1,316	1,316	—	—	1,656	—	2,085	—

Residential mortgage:
Permanent mortgage	27,603	22,855	22,855	—	—	22,980	318	24,024	947
Permanent mortgage guaranteed by U.S. government agencies[1]	185,788	180,718	180,718	—	—	174,653	1,557	178,643	4,979
Home equity	13,048	11,272	11,272	—	—	11,472	—	12,174	—
Total residential mortgage	226,439	214,845	214,845	—	—	209,105	1,875	214,841	5,926

Personal	320	269	269	—	—	305	—	269	—

Total	$392,990	$325,920	$287,442	$38,478	$13,797	$326,300	$1,875	$340,591	$5,926

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At September 30, 2018, $7.8 million of these loans were nonaccruing and $173 million were accruing based on the guarantee by U.S. government agencies.

[2]
Impaired manufacturing sector loans included $6.2 million of loans from an affiliated entity, with no allowance as the fair value of the collateral exceeded the outstanding principal balance at September 30, 2018.

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

A summary of impaired loans at September 30, 2017 follows (in thousands):

						For the		For the
	As of September 30, 2017					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2017		September 30, 2017
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$133,643	$110,683	$45,169	$65,514	$4,944	$117,338	$—	$121,591	$—
Services	3,838	1,174	1,174	—	—	4,464	—	4,674	—
Wholesale/retail	8,418	1,893	1,893	—	—	6,256	—	6,650	—
Manufacturing	9,674	9,059	9,059	—	—	9,357	—	6,995	—
Healthcare	24,591	24,446	474	23,972	8,323	24,476	—	12,635	—
Other commercial and industrial	38,222	29,645	29,626	19	17	25,138	—	25,382	—
Total commercial	218,386	176,900	87,395	89,505	13,284	187,029	—	177,927	—

Commercial real estate:
Residential construction and land development	3,532	1,924	1,924	—	—	1,988	—	2,679	—
Retail	513	289	289	—	—	295	—	308	—
Office	287	275	275	—	—	335	—	351	—
Multifamily	—	—	—	—	—	5	—	19	—
Industrial	—	—	—	—	—	—	—	38	—
Other commercial real estate	671	487	487	—	—	752	—	855	—
Total commercial real estate	5,003	2,975	2,975	—	—	3,375	—	4,250	—

Residential mortgage:
Permanent mortgage	29,861	24,623	24,623	—	—	24,019	315	23,739	912
Permanent mortgage guaranteed by U.S. government agencies[1]	193,594	187,370	187,370	—	—	188,461	1,884	199,532	5,809
Home equity	13,332	11,992	11,992	—	—	11,880	—	11,755	—
Total residential mortgage	236,787	223,985	223,985	—	—	224,360	2,199	235,026	6,721

Personal	290	255	255	—	—	263	—	273	—

Total	$460,466	$404,115	$314,610	$89,505	$13,284	$415,027	$2,199	$417,476	$6,721

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At September 30, 2017, $8.9 million of these loans were nonaccruing and $178 million were accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

At September 30, 2018 the Company had $171 million in troubled debt restructurings (TDRs), of which $83 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $83 million of TDRs were performing in accordance with the modified terms.

At December 31, 2017, the Company had $126 million in TDRs, of which $74 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $48 million of TDRs were performing in accordance with the modified terms.

At September 30, 2017, TDRs totaled $129 million, of which $69 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $60 million of TDRs were performing in accordance with the modified terms.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the three and nine months ended September 30, 2018, $31 million and $76 million of loans were restructured and $4.5 million and $10.2 million of loans designated as TDRs were charged off. During the three and nine months ended September 30, 2017, $11 million and $53 million of loans were restructured and $4.4 million and $4.4 million of loans designated as TDRs were charged off.

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2018 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$3,240,684	$150	$—	$—	$54,033	$3,294,867
Services	3,006,581	4,908	1,725	—	4,097	3,017,311
Wholesale/retail	1,641,447	33	—	—	9,249	1,650,729
Manufacturing	648,242	3,138	—	—	9,202	660,582
Healthcare	2,421,166	453	—	—	15,704	2,437,323
Other commercial and industrial	498,066	18	—	—	17,205	515,289
Total commercial	11,456,186	8,700	1,725	—	109,490	11,576,101

Commercial real estate:
Residential construction and land development	101,185	337	—	—	350	101,872
Retail	758,646	—	—	—	777	759,423
Office	824,829	—	—	—	—	824,829
Multifamily	1,120,166	—	—	—	—	1,120,166
Industrial	696,774	—	—	—	—	696,774
Other commercial real estate	300,450	530	45	397	189	301,611
Total commercial real estate	3,802,050	867	45	397	1,316	3,804,675

Residential mortgage:
Permanent mortgage	1,064,618	5,721	1,732	—	22,855	1,094,926
Permanent mortgages guaranteed by U.S. government agencies	39,523	23,370	13,753	96,282	7,790	180,718
Home equity	682,940	1,609	156	121	11,272	696,098
Total residential mortgage	1,787,081	30,700	15,641	96,403	41,917	1,971,742

Personal	995,714	900	58	—	269	996,941

Total	$18,041,031	$41,167	$17,469	$96,800	$152,992	$18,349,459

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2017 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,833,668	$—	$4,204	$—	$92,284	$2,930,156
Services	2,983,222	514	486	107	2,620	2,986,949
Wholesale/retail	1,468,284	398	—	—	2,574	1,471,256
Manufacturing	490,739	—	73	—	5,962	496,774
Healthcare	2,284,770	15,218	—	—	14,765	2,314,753
Other commercial and industrial	514,701	85	78	125	19,098	534,087
Total commercial	10,575,384	16,215	4,841	232	137,303	10,733,975

Commercial real estate:
Residential construction and land development	115,213	200	—	—	1,832	117,245
Retail	691,256	—	—	—	276	691,532
Office	831,118	254	—	123	275	831,770
Multifamily	979,625	22	370	—	—	980,017
Industrial	573,014	—	—	—	—	573,014
Other commercial real estate	285,937	—	—	—	472	286,409
Total commercial real estate	3,476,163	476	370	123	2,855	3,479,987

Residential mortgage:
Permanent mortgage	1,014,588	3,435	219	—	25,193	1,043,435
Permanent mortgages guaranteed by U.S. government agencies	22,692	18,978	13,468	133,189	9,179	197,506
Home equity	717,007	2,206	440	17	13,075	732,745
Total residential mortgage	1,754,287	24,619	14,127	133,206	47,447	1,973,686

Personal	964,374	681	191	261	269	965,776

Total	$16,770,208	$41,991	$19,529	$133,822	$187,874	$17,153,424

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2017 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,752,259	$—	$5,039	$—	$110,683	$2,867,981
Services	2,963,746	2,343	250	—	1,174	2,967,513
Wholesale/retail	1,654,018	1,748	409	30	1,893	1,658,098
Manufacturing	508,231	—	2,156	—	9,059	519,446
Healthcare	2,214,849	156	—	—	24,446	2,239,451
Other commercial and industrial	513,748	52	—	—	29,645	543,445
Total commercial	10,606,851	4,299	7,854	30	176,900	10,795,934

Commercial real estate:
Residential construction and land development	109,994	184	—	—	1,924	112,102
Retail	724,850	726	—	—	289	725,865
Office	796,687	127	—	—	275	797,089
Multifamily	999,009	—	—	—	—	999,009
Industrial	591,080	—	—	—	—	591,080
Other commercial real estate	292,322	1	—	187	487	292,997
Total commercial real estate	3,513,942	1,038	—	187	2,975	3,518,142

Residential mortgage:
Permanent mortgage	985,183	3,705	454	—	24,623	1,013,965
Permanent mortgages guaranteed by U.S. government agencies	25,169	17,346	13,343	122,621	8,891	187,370
Home equity	728,884	3,066	445	28	11,992	744,415
Total residential mortgage	1,739,236	24,117	14,242	122,649	45,506	1,945,750

Personal	943,368	3,296	81	8	255	947,008

Total	$16,803,397	$32,750	$22,177	$122,874	$225,636	$17,206,834

(5) Acquisitions

On October 1, 2018, the Company acquired CoBiz Financial, Inc. (CoBiz). CoBiz is headquartered in Denver with a presence in Colorado and Arizona. The Company paid total consideration of $944 million, which included $242 million in cash along with the issuance of 7.2 million shares of BOK Financial stock valued at $702 million in exchange for all outstanding shares of CoBiz stock. As of September 30, 2018, CoBiz had $3.1 billion in loans, $3.9 billion in total assets, $3.3 billion in deposits and $339 million in equity. The assets and liabilities of CoBiz and the results of its operations will be consolidated for periods after the acquisition date.

On May 1, 2018, the Company acquired a majority voting interest in Switchgrass Holdings, LLC, a restaurant franchise owner and operator, pursuant to merchant banking regulations and restrictions. The purchase price for this acquisition was $14 million. As of September 30, 2018, the preliminary purchase price allocation included $6.7 million of intangible assets.
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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2018		December 31, 2017		September 30, 2017
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$169,095	$169,226	$212,525	$215,113	$261,868	$265,783
Residential mortgage loan commitments	197,752	5,027	222,919	6,523	334,337	9,066
Forward sales contracts	330,876	1,613	380,159	(258)	524,878	794
		$175,866		$221,378		$275,643

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2018, December 31, 2017 or September 30, 2017. No credit losses were recognized on residential mortgage loans held for sale for the nine month period ended September 30, 2018 and 2017.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Production revenue:
Net realized gains on sale of mortgage loans	$9,063	$12,041	$28,699	$32,443
Net change in unrealized gain on mortgage loans held for sale	(2,135)	(1,492)	(2,457)	3,335
Net change in the fair value of mortgage loan commitments	(2,446)	(1,927)	(1,496)	(667)
Net change in the fair value of forward sales contracts	2,768	(293)	1,871	(4,399)
Total production revenue	7,250	8,329	26,617	30,712
Servicing revenue	16,286	16,561	49,290	49,645
Total mortgage banking revenue	$23,536	$24,890	$75,907	$80,357

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Number of residential mortgage loans serviced for others	133,538	136,528	137,359
Outstanding principal balance of residential mortgage loans serviced for others	$21,826,773	$22,046,632	$22,063,121
Weighted average interest rate	3.97%	3.94%	3.95%
Remaining term (in months)	295	297	298

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning Balance	$278,719	$245,239	$252,867	$247,073
Additions, net	8,968	9,925	28,688	29,439
Change in fair value due to principal payments	(8,986)	(8,667)	(25,783)	(24,928)
Change in fair value due to market assumption changes	5,972	(639)	28,901	(5,726)
Ending Balance	$284,673	$245,858	$284,673	$245,858

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2018	December 31, 2017	September 30, 2017
Discount rate – risk-free rate plus a market premium	9.95%	9.84%	9.84%
Prepayment rate - based upon loan interest rate, original term and loan type	7.85%-15.04%	8.72%-15.16%	8.71%-15.43%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$66-$92	$65-$88	$65-$120
Delinquent loans	$150-$500	$150-$500	$150-$500
Loans in foreclosure	$1,000-$4,000	$1,000-$4,000	$1,000-$4,250
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	3.07%	2.24%	2.00%
Primary/secondary mortgage rate spread	105 bps	105 bps	105 bps

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

The aging status of our mortgage loans serviced for others by investor at September 30, 2018 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$7,804,568	$84,339	$14,825	$22,326	$7,926,058
FNMA	6,495,003	91,699	14,698	17,281	6,618,681
GNMA	6,569,093	245,827	54,429	16,867	6,886,216
Other	388,107	5,290	529	1,892	395,818
Total	$21,256,771	$427,155	$84,481	$58,366	$21,826,773

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
A hearing on a motion by the principal to extend the time within which to perform the Court ordered payment plan until December 31, 2019 and a motion by Court Monitor compelling the principal to perform his obligation to maintain the minimum segregated account balance before the Federal Judge in New Jersey is scheduled for October 26, 2018. We expect that the extension will be granted, but there is no assurance that it will be. The Bank continues to expect the Court ordered payment plan will result in the payment of the bonds by the principals. Accordingly, no loss is probable at this time and no provision for loss has been made. If the payment plan does not result in payment of the bonds, a loss could become probable. A reasonable estimate cannot be made at this time though the amount could be material to the Company.
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
On March 7, 2017, a plaintiff filed a putative class action in the United States District Court for the Northern District of Texas alleging an extended overdraft fee charged by the Bank is interest and exceeds permitted rates. This action makes the same allegations as a putative class action that was dismissed by the United States District Court for the Northern District of Oklahoma on October 19, 2015. On August 22, 2018, a plaintiff filed a second putative class action in the United States District Court for New Mexico making the same allegations as the Texas action. On September 18, 2018, the District Court dismissed the Texas action. Management is advised by counsel that a loss is not probable in the New Mexico action or the Texas action and that the loss, if any, cannot be reasonably estimated.
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

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. These unaffiliated limited partnerships generally invest in distressed assets, asset buy-outs or venture capital companies. As general partner, BOKF Equity, LLC has the power to direct activities that most significantly affect the Funds' performance and contingent obligations to make additional investments totaling $3.4 million at September 30, 2018. Substantially all of the obligations are offset by limited partner commitments. The Company does not accrue its contingent liability to fund investments. The Volcker Rule in Title VI of the Dodd-Frank Act will limit both the amount and structure of these types of investments.

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

A summary of consolidated and unconsolidated alternative investments as of September 30, 2018, December 31, 2017 and September 30, 2017 is as follows (in thousands):

	September 30, 2018
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$11,535	$—	$—	$8,693
Tax credit entities	—	—	—	—	—
Other	—	17,145	1,358	—	2,035
Total consolidated	$—	$28,680	$1,358	$—	$10,728

Unconsolidated:
Tax credit entities	$62,188	$158,429	$54,460	$—	$—
Other	—	47,906	16,200	—	—
Total unconsolidated	$62,188	$206,335	$70,660	$—	$—

	December 31, 2017
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$14,783	$—	$—	$11,927
Tax credit entities	10,000	10,964	—	10,964	10,000
Other	—	1,040	—	—	1,040
Total consolidated	$10,000	$26,787	$—	$10,964	$22,967

Unconsolidated:
Tax credit entities	$52,852	$153,506	$47,859	$—	$—
Other	—	38,397	22,968	—	—
Total unconsolidated	$52,852	$191,903	$70,827	$—	$—

	September 30, 2017
	Loans	Other assets	Other liabilities	Other borrowings	Non-controlling interests
Consolidated:
Private equity funds	$—	$15,621	$—	$—	$12,806
Tax credit entities	10,000	11,119	—	10,963	10,000
Other	—	15,618	1,588	3,104	2,819
Total consolidated	$10,000	$42,358	$1,588	$14,067	$25,625

Unconsolidated:
Tax credit entities	$65,247	$145,479	$61,364	$—	$—
Other	—	32,462	13,657	—	—
Total unconsolidated	$65,247	$177,941	$75,021	$—	$—

(8) Shareholders' Equity

On October 30, 2018, the Company declared a quarterly cash dividend of $0.50 per common share payable on or about November 26, 2018 to shareholders of record as of November 12, 2018.

Dividends declared were $0.50 and $1.40 per share during the three and nine months ended September 30, 2018 and $0.44 and $1.32 per share during the three and nine months ended September 30, 2017.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, December 31, 2016	$(9,087)	$(1,880)	$(10,967)
Net change in unrealized gain (loss)	33,876	5	33,881
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(4,916)	—	(4,916)
Other comprehensive income (loss), before income taxes	28,960	5	28,965
Federal and state income taxes[1]	11,239	2	11,241
Other comprehensive income (loss), net of income taxes	17,721	3	17,724
Balance, September 30, 2017	$8,634	$(1,877)	$6,757

Balance, December 31, 2017	$(35,385)	$(789)	$(36,174)
Transition adjustment for net unrealized gains on equity securities	(2,709)	—	(2,709)
Net change in unrealized gain (loss)	(166,464)	—	(166,464)
Reclassification adjustments included in earnings:
Loss on available for sale securities, net	802	—	802
Other comprehensive income (loss), before income taxes	(165,662)	—	(165,662)
Federal and state income taxes[2]	(42,183)	—	(42,183)
Other comprehensive income (loss), net of income taxes	(123,479)	—	(123,479)
Balance, September 30, 2018	$(161,573)	$(789)	$(162,362)

[1]	Calculated using a 39 percent blended federal and state statutory tax rate.

[2]	Calculated using a 25 percent blended federal and state statutory tax rate.

(9)  Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$117,256	$85,649	$337,190	$262,152
Less: Earnings allocated to participating securities	963	888	2,940	2,817
Numerator for basic earnings per share – income available to common shareholders	116,293	84,761	334,250	259,335
Effect of reallocating undistributed earnings of participating securities	1	1	1	2
Numerator for diluted earnings per share – income available to common shareholders	$116,294	$84,762	$334,251	$259,337

Denominator:
Weighted average shares outstanding	$65,438,849	$65,423,258	$65,455,306	$65,432,313
Less: Participating securities included in weighted average shares outstanding	537,754	680,436	571,987	702,922
Denominator for basic earnings per common share	64,901,095	64,742,822	64,883,319	64,729,391
Dilutive effect of employee stock compensation plans[1]	33,256	62,350	36,409	64,502
Denominator for diluted earnings per common share	$64,934,351	$64,805,172	$64,919,728	$64,793,893

Basic earnings per share	$1.79	$1.31	$5.15	$4.01
Diluted earnings per share	$1.79	$1.31	$5.15	$4.00
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	—	—

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2018 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$187,417	$21,075	$23,131	$9,260	$240,883
Net interest revenue (expense) from internal sources	(42,270)	19,039	6,267	16,964	—
Net interest revenue	145,147	40,114	29,398	26,224	240,883
Provision for credit losses	8,047	1,451	(84)	(5,414)	4,000
Net interest revenue after provision for credit losses	137,100	38,663	29,482	31,638	236,883
Other operating revenue	40,522	44,023	83,357	39	167,941
Other operating expense	49,136	53,187	62,255	88,039	252,617
Net direct contribution	128,486	29,499	50,584	(56,362)	152,207
Gain (loss) on financial instruments, net	(3)	(7,228)	7	7,224	—
Change in fair value of mortgage servicing rights	—	5,972	—	(5,972)	—
Gain (loss) on repossessed assets, net	(1,869)	(87)	—	1,956	—
Corporate expense allocations	11,027	15,863	11,126	(38,016)	—
Net income before taxes	115,587	12,293	39,465	(15,138)	152,207
Federal and state income taxes	30,623	3,131	10,134	(9,226)	34,662
Net income	84,964	9,162	29,331	(5,912)	117,545
Net income attributable to non-controlling interests	—	—	—	289	289
Net income attributable to BOK Financial Corp. shareholders	$84,964	$9,162	$29,331	$(6,201)	$117,256

Average assets	$18,499,979	$8,323,542	$8,498,363	$(1,626,067)	$33,695,817

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2018 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$529,958	$64,574	$57,612	$47,037	$699,181
Net interest revenue (expense) from internal sources	(107,715)	51,811	26,431	29,473	—
Net interest revenue	422,243	116,385	84,043	76,510	699,181
Provision for credit losses	18,781	3,890	(236)	(23,435)	(1,000)
Net interest revenue after provision for credit losses	403,462	112,495	84,279	99,945	700,181
Other operating revenue	123,244	135,292	228,766	(6,973)	480,329
Other operating expense	143,085	158,947	186,549	254,942	743,523
Net direct contribution	383,621	88,840	126,496	(161,970)	436,987
Gain on financial instruments, net	13	(36,901)	7	36,881	—
Change in fair value of mortgage servicing rights	—	28,901	—	(28,901)	—
Gain (loss) on repossessed assets, net	(6,102)	(21)	—	6,123	—
Corporate expense allocations	34,802	47,760	33,223	(115,785)	—
Net income before taxes	342,730	33,059	93,280	(32,082)	436,987
Federal and state income taxes	90,943	8,421	23,982	(24,406)	98,940
Net income	251,787	24,638	69,298	(7,676)	338,047
Net income attributable to non-controlling interests	—	—	—	857	857
Net income attributable to BOK Financial Corp. shareholders	$251,787	$24,638	$69,298	$(8,533)	$337,190

Average assets	$18,124,571	$8,381,204	$8,364,712	$(1,094,992)	$33,775,495

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2017 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$160,572	$21,965	$11,170	$24,745	$218,452
Net interest revenue (expense) from internal sources	(25,460)	13,981	9,604	1,875	—
Net interest revenue	135,112	35,946	20,774	26,620	218,452
Provision for credit losses	3,217	1,316	(623)	(3,910)	—
Net interest revenue after provision for credit losses	131,895	34,630	21,397	30,530	218,452
Other operating revenue	54,670	44,968	75,707	365	175,710
Other operating expense	57,345	56,147	61,792	90,650	265,934
Net direct contribution	129,220	23,451	35,312	(59,755)	128,228
Gain (loss) on financial instruments, net	4	1,686	—	(1,690)	—
Change in fair value of mortgage servicing rights	—	(639)	—	639	—
Gain (loss) on repossessed assets, net	(4,126)	292	—	3,834	—
Corporate expense allocations	8,733	16,920	9,819	(35,472)	—
Net income before taxes	116,365	7,870	25,493	(21,500)	128,228
Federal and state income taxes	47,755	3,061	10,021	(18,399)	42,438
Net income	68,610	4,809	15,472	(3,101)	85,790
Net income attributable to non-controlling interests	—	—	—	141	141
Net income (loss) attributable to BOK Financial Corp. shareholders	$68,610	$4,809	$15,472	$(3,242)	$85,649

Average assets	$17,780,494	$8,683,998	$6,992,021	$(448,343)	$33,008,170

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2017 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$462,325	$61,313	$33,130	$68,070	$624,838
Net interest revenue (expense) from internal sources	(65,291)	39,845	28,784	(3,338)	—
Net interest revenue	397,034	101,158	61,914	64,732	624,838
Provision for credit losses	2,982	3,515	(676)	(5,821)	—
Net interest revenue after provision for credit losses	394,052	97,643	62,590	70,553	624,838
Other operating revenue	157,868	140,847	225,434	4,109	528,258
Other operating expense	169,761	164,138	182,816	244,815	761,530
Net direct contribution	382,159	74,352	105,208	(170,153)	391,566
Gain (loss) on financial instruments, net	46	5,242	—	(5,288)	—
Change in fair value of mortgage servicing rights	—	(5,726)	—	5,726	—
Gain (loss) on repossessed assets, net	(2,728)	253	—	2,475	—
Corporate expense allocations	26,407	50,577	30,438	(107,422)	—
Net income before taxes	353,070	23,544	74,770	(59,818)	391,566
Federal and state income taxes	144,704	9,159	29,450	(55,067)	128,246
Net income	208,366	14,385	45,320	(4,751)	263,320
Net income attributable to non-controlling interests	—	—	—	1,168	1,168
Net income attributable to BOK Financial Corp. shareholders	$208,366	$14,385	$45,320	$(5,919)	$262,152

Average assets	$17,738,224	$8,469,201	$6,971,369	$(401,356)	$32,777,438

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2018.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$4,830	$—	$4,830	$4,830	$—
Customer hedging revenue	1,350	—	6,935	229	8,514	8,514	—
Retail brokerage revenue	—	—	4,568	(73)	4,495	—	4,495
Investment banking revenue	1,765	—	3,482	—	5,247	1,411	3,836
Brokerage and trading revenue	3,115	—	19,815	156	23,086	14,755	8,331
TransFund EFT network revenue	18,397	1,009	(21)	2	19,387	—	19,387
Merchant services revenue	1,995	14	—	—	2,009	—	2,009
Transaction card revenue	20,392	1,023	(21)	2	21,396	—	21,396
Personal trust revenue	—	—	35,528	—	35,528	—	35,528
Corporate trust revenue	—	—	5,741	—	5,741	—	5,741
Institutional trust & retirement plan services revenue	—	—	11,056	—	11,056	—	11,056
Investment management services and other	—	—	5,236	(47)	5,189	—	5,189
Fiduciary and asset management revenue	—	—	57,561	(47)	57,514	—	57,514
Commercial account service charge revenue	10,294	366	587	(3)	11,244	—	11,244
Overdraft fee revenue	95	9,413	30	3	9,541	—	9,541
Check card revenue	—	5,254	—	—	5,254	—	5,254
Automated service charge and other deposit fee revenue	35	1,661	22	8	1,726	—	1,726
Deposit service charges and fees	10,424	16,694	639	8	27,765	—	27,765
Mortgage production revenue	—	7,250	—	—	7,250	7,250	—
Mortgage servicing revenue	—	16,748	—	(462)	16,286	16,286	—
Mortgage banking revenue	—	23,998	—	(462)	23,536	23,536	—
Other revenue	5,460	2,323	5,568	862	14,213	10,051	4,162
Total fees and commissions revenue	$39,391	$44,038	$83,562	$519	$167,510	$48,342	$119,168

[1]	Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.

[2]	In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the nine months ended September 30, 2018.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$21,562	$—	$21,562	$21,562	$—
Customer hedging revenue	6,264	—	21,511	1,441	29,216	29,216	—
Retail brokerage revenue	—	—	14,306	(246)	14,060	—	14,060
Investment banking revenue	5,729	—	9,655	—	15,384	4,772	10,612
Brokerage and trading revenue	11,993	—	67,034	1,195	80,222	55,550	24,672
TransFund EFT network revenue	54,647	3,005	(61)	5	57,596	—	57,596
Merchant services revenue	5,720	45	—	—	5,765	—	5,765
Transaction card revenue	60,367	3,050	(61)	5	63,361	—	63,361
Personal trust revenue	—	—	75,568	—	75,568	—	75,568
Corporate trust revenue	—	—	16,317	—	16,317	—	16,317
Institutional trust & retirement plan services revenue	—	—	33,545	—	33,545	—	33,545
Investment management services and other	—	—	15,760	(145)	15,615	—	15,615
Fiduciary and asset management revenue	—	—	141,190	(145)	141,045	—	141,045
Commercial account service charge revenue	32,150	1,087	1,802	(3)	35,036	—	35,036
Overdraft fee revenue	283	26,665	96	13	27,057	—	27,057
Check card revenue	—	15,515	—	—	15,515	—	15,515
Automated service charge and other deposit fee revenue	110	4,953	72	10	5,145	—	5,145
Deposit service charges and fees	32,543	48,220	1,970	20	82,753	—	82,753
Mortgage production revenue	—	26,617	—	—	26,617	26,617	—
Mortgage servicing revenue	—	50,677	—	(1,387)	49,290	49,290	—
Mortgage banking revenue	—	77,294	—	(1,387)	75,907	75,907	—
Other revenue	17,379	6,770	18,725	(1,813)	41,061	27,778	13,283
Total fees and commissions revenue	$122,282	$135,334	$228,858	$(2,125)	$484,349	$159,235	$325,114

[1]	Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.

[2]	In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

(12) Federal and State Income Taxes

The Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017, reduced the federal corporate income tax rate from 35% to 21% beginning January 1, 2018. Provisions of the Act are broad and complex, and we continue to evaluate its effect on the Company's financial statements. Results of this evaluation did not significantly impact the Company's financial position or results of operations for the three and nine months ended September 30, 2018.

The reconciliations of income attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amount:
Federal statutory tax	$31,963	$44,880	$91,767	$137,048
Tax exempt revenue	(2,059)	(3,001)	(5,524)	(9,336)
Effect of state income taxes, net of federal benefit	3,740	2,486	10,685	7,875
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	56	(387)	(2,611)	(3,363)
Share-based compensation	(26)	(169)	(2,070)	(2,470)
Adjustment to provisional amounts related to tax reform	—	—	1,895	—
Other, net	988	(1,371)	4,798	(1,508)
Total income tax expense	$34,662	$42,438	$98,940	$128,246

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Percent of pretax income:
Federal statutory tax	21.0%	35.0%	21.0%	35.0%
Tax exempt revenue	(1.4)	(2.3)	(1.3)	(2.4)
Effect of state income taxes, net of federal benefit	2.5	1.9	2.4	2.0
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	—	(0.3)	(0.6)	(0.9)
Share-based compensation	—	(0.1)	(0.5)	(0.6)
Adjustment to provisional amounts related to tax reform	—	—	0.4	—
Other, net	0.7	(1.1)	1.2	(0.3)
Total	22.8%	33.1%	22.6%	32.8%

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the nine months ended September 30, 2018 and 2017, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the nine months ended September 30, 2018 and 2017 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2018, December 31, 2017 or September 30, 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2018 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$80,692	$—	$80,692	$—
U.S. government agency residential mortgage-backed securities	1,378,450	—	1,378,450	—
Municipal and other tax-exempt securities	41,345	—	41,345	—
Asset-backed securities	72,309	—	72,309	—
Other trading securities	40,604	—	40,604	—
Total trading securities	1,613,400	—	1,613,400	—
Available for sale securities:
U.S. Treasury	490	490	—	—
Municipal and other tax-exempt securities	4,349	—	4,349
U.S. government agency residential mortgage-backed securities	5,132,352	—	5,132,352	—
Privately issued residential mortgage-backed securities	74,685	—	74,685	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,834,691	—	2,834,691	—
Other debt securities	25,447	—	24,975	472
Total available for sale securities	8,072,014	490	8,071,052	472
Fair value option securities – U.S. government agency residential mortgage-backed securities	452,150	—	452,150	—
Residential mortgage loans held for sale	175,866	—	159,028	16,838
Mortgage servicing rights[1]	284,673	—	—	284,673
Derivative contracts, net of cash collateral[2]	349,481	26,196	323,285	—
Liabilities:
Derivative contracts, net of cash collateral[2]	252,387	17,872	234,515	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded interest rate and agricultural derivative contacts, net of cash margin. Derivative contacts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded energy and interest rate derivative contracts, net of cash margin.

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

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate, energy and agricultural derivative contacts. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate derivative contracts, net cash margin.

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

The following represents the changes for the three and nine months ended September 30, 2018 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt securities	Other debt securities	Residential mortgage loans held for sale
Balance, June 30, 2018	$2,030	$471	$14,243
Transfer to Level 3 from Level 2[1]	—	—	2,862
Purchases	—	—	—
Proceeds from sales	—	—	(143)
Redemptions and distributions	(2,050)	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	(124)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	20	1	—
Balance, September 30, 2018	$—	$472	$16,838

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, December 31, 2017	$4,802	$472	$12,299
Transfer to Level 3 from Level 2[1]	—	—	5,603
Purchases	—	—	—
Proceeds from sales	—	—	(853)
Redemptions and distributions	(5,095)	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	(211)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	293		—
Balance, September 30, 2018	$—	$472	$16,838

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

The following represents the changes for the three and nine months ended September 30, 2017 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities
	Municipal and other tax-exempt securities	Other debt securities	Residential mortgage loans held for sale
Balance, June 30, 2017	$4,655	$4,152	$12,735
Transfer to Level 3 from Level 2[1]	—	—	176
Purchases	—	—	—
Proceeds from sales	—	—	(847)
Redemptions and distributions		—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	36
Other comprehensive income (loss):
Net change in unrealized gain (loss)	130	1	—
Balance, September 30, 2017	$4,785	$4,153	$12,100

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

	Available for Sale Securities
	Municipal and other tax-exempt	Other debt securities	Residential mortgage loans held for sale
Balance, December 31, 2016	$5,789	$4,152	$11,617
Transfer to Level 3 from Level 2[1]	—	—	2,916
Purchases	—	—	—
Proceeds from sales	—	—	(2,549)
Redemptions and distributions	(1,100)	—	—
Gain (loss) recognized in earnings
Mortgage banking revenue	—	—	116
Other comprehensive income (loss):
Net change in unrealized gain (loss)	96	1	—
Balance, September 30, 2017	$4,785	$4,153	$12,100

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of September 30, 2018 follows (in thousands):

	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Other debt securities	472	Discounted cash flows	[1]	Interest rate spread	6.37%-6.37% (6.37%)	[3]
					94.36%-94.36% (94.36%)	[2]
Residential mortgage loans held for sale	16,838	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies.	94.94%

[1]
Discounted cash flows developed using discount rates primarily based on reference to interest rate spreads for comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies, adjusted for lack of trading volume.

[2]	Represents fair value as a percentage of par value.

[3]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 3 percent.

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of December 31, 2017 follows (in thousands):

	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$4,802	Discounted cash flows	[1]	Interest rate spread	6.60%-6.60% (6.60%)	[2]
					92.25%-94.76% (93.75%)	[3]
Other debt securities	472	Discounted cash flows	[1]	Interest rate spread	6.85%-6.85% (6.85%)	[4]
					94.39%-94.39% (94.39%)	[3]
Residential mortgage loans held for sale	12,299	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies.	94.75%

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

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of September 30, 2017 follows (in thousands):

	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities
Municipal and other tax-exempt securities	$4,785	Discounted cash flows	[1]	Interest rate spread	6.05%-6.05% (6.05%)	[2]
					92.25%-95.02% (93.91%)	[3]
Other debt securities	4,153	Discounted cash flows	[1]	Interest rate spread	6.65%-6.73% (6.72%)	[4]
					94.38%-94.38% (94.38%)	[3]

Residential mortgage loans held for sale	12,100	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of a mortgage loans qualifying for sale to U.S. government agencies.	95.94%

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2018 for which the fair value was adjusted during the nine months ended September 30, 2018:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2018			Three Months Ended September 30, 2018 Recognized in:		Nine Months Ended September 30, 2018 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$1,065	$24,428	$9,086	$—	$16,279	$—
Real estate and other repossessed assets	—	4,608	6,545	—	2,161	—	7,388

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2018 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$24,428	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	41% - 84% (55%)[1]
Real estate and other repossessed assets	6,545	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	N/A

[1]	Represents fair value as a percentage of the unpaid principal balance.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2017 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$10,960	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	64% - 88% (68%)[1]
Real estate and other repossessed assets	6,845	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	N/A

[1]	Represents fair value as a percentage of the unpaid principal balance.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2018 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$815,458	$815,458	$815,458	$—	$—
Interest-bearing cash and cash equivalents	430,789	430,789	430,789	—	—
Trading securities:
U.S. government agency debentures	80,692	80,692	—	80,692	—
U.S. government agency residential mortgage-backed securities	1,378,450	1,378,450	—	1,378,450	—
Municipal and other tax-exempt securities	41,345	41,345	—	41,345	—
Asset-backed securities	72,309	72,309	—	72,309	—
Other trading securities	40,604	40,604	—	40,604	—
Total trading securities	1,613,400	1,613,400	—	1,613,400	—
Investment securities:
Municipal and other tax-exempt securities	157,723	158,230	—	158,230	—
U.S. government agency residential mortgage-backed securities	13,234	13,201	—	13,201	—
Other debt securities	203,082	211,462	—	211,462	—
Total investment securities	374,039	382,893	—	382,893	—
Available for sale securities:
U.S. Treasury	490	490	490	—	—
Municipal and other tax-exempt securities	4,349	4,349	—	4,349
U.S. government agency residential mortgage-backed securities	5,132,352	5,132,352	—	5,132,352	—
Privately issued residential mortgage-backed securities	74,685	74,685	—	74,685	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,834,691	2,834,691	—	2,834,691	—
Other debt securities	25,447	25,447	—	24,975	472
Total available for sale securities	8,072,014	8,072,014	490	8,071,052	472
Fair value option securities – U.S. government agency residential mortgage-backed securities	452,150	452,150	—	452,150	—
Residential mortgage loans held for sale	175,866	175,866	—	159,028	16,838
Loans:
Commercial	11,576,101	11,431,818	—	—	11,431,818
Commercial real estate	3,804,675	3,738,494	—	—	3,738,494
Residential mortgage	1,971,742	1,937,171	—	—	1,937,171
Personal	996,941	1,003,857	—	—	1,003,857
Total loans	18,349,459	18,111,340	—	—	18,111,340
Allowance for loan losses	(210,569)	—	—	—	—
Loans, net of allowance	18,138,890	18,111,340	—	—	18,111,340
Mortgage servicing rights	284,673	284,673	—	—	284,673
Derivative instruments with positive fair value, net of cash collateral	349,481	349,481	26,196	323,285	—
Deposits with no stated maturity	19,556,443	19,556,443	—	—	19,556,443
Time deposits	2,075,846	2,023,244	—	—	2,023,244
Other borrowed funds	6,816,224	6,530,396	—	—	6,530,396
Subordinated debentures	144,707	144,186	—	144,186	—
Derivative instruments with negative fair value, net of cash collateral	252,387	252,387	17,872	234,515	—

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
(14) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2018 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. Except as discussed in Note 5, no other events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$1,468,904	$19,163	1.74%	$2,020,003	$15,817	1.05%
Trading securities	1,395,871	38,312	3.72%	508,741	13,008	3.55%
Investment securities	406,395	11,961	3.93%	501,802	14,186	3.77%
Available for sale securities	8,176,037	142,387	2.30%	8,459,312	132,445	2.11%
Fair value option securities	527,039	12,627	3.11%	526,714	10,985	2.77%
Restricted equity securities	342,297	15,757	6.14%	312,365	13,534	5.78%
Residential mortgage loans held for sale	208,519	6,328	4.09%	240,822	6,317	3.55%
Loans	17,742,288	622,185	4.69%	17,174,450	523,764	4.08%
Allowance for loan losses	(221,949)			(250,538)
Loans, net of allowance	17,520,339	622,185	4.75%	16,923,912	523,764	4.14%
Total earning assets	30,045,401	868,720	3.85%	29,493,671	730,056	3.32%
Receivable on unsettled securities sales	794,434			452,348
Cash and other assets	2,935,660			2,831,419
Total assets	$33,775,495			$32,777,438
Liabilities and equity
Interest-bearing deposits:
Transaction	$10,180,060	$42,516	0.56%	$10,246,125	$19,713	0.26%
Savings	495,954	291	0.08%	455,740	272	0.08%
Time	2,128,925	20,910	1.31%	2,213,090	18,521	1.12%
Total interest-bearing deposits	12,804,939	63,717	0.67%	12,914,955	38,506	0.40%
Funds purchased and repurchase agreements	775,504	5,072	0.87%	493,043	516	0.14%
Other borrowings	6,194,418	88,788	1.92%	5,825,764	47,026	1.08%
Subordinated debentures	144,692	6,076	5.61%	144,653	6,098	5.64%
Total interest-bearing liabilities	19,919,553	163,653	1.10%	19,378,415	92,146	0.64%
Non-interest bearing demand deposits	9,233,837			9,277,820
Due on unsettled securities purchases	543,601			133,942
Other liabilities	542,790			579,530
Total equity	3,535,714			3,407,731
Total liabilities and equity	$33,775,495			$32,777,438
Tax-equivalent Net Interest Revenue		$705,067	2.75%		$637,910	2.68%
Tax-equivalent Net Interest Revenue to Earning Assets			3.13%			2.90%
Less tax-equivalent adjustment		5,886			13,072
Net Interest Revenue		699,181			624,838
Provision for credit losses		(1,000)			—
Other operating revenue		480,329			528,258
Other operating expense		743,523			761,530
Income before taxes		436,987			391,566
Federal and state income taxes		98,940			128,246
Net income		338,047			263,320
Net income (loss) attributable to non-controlling interests		857			1,168
Net income attributable to BOK Financial Corp. shareholders		$337,190			$262,152
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$5.15			$4.01
Diluted		$5.15			$4.00
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

Page intentionally left blank.

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	September 30, 2018			June 30, 2018
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$688,872	$3,441	1.98%	$1,673,387	$7,740	1.86%
Trading securities	1,762,794	17,419	3.98%	1,482,302	13,084	3.63%
Investment securities	379,566	3,856	4.06%	399,088	3,941	3.95%
Available for sale securities	8,129,214	48,916	2.37%	8,163,142	47,463	2.30%
Fair value option securities	469,398	3,881	3.25%	487,192	3,927	3.16%
Restricted equity securities	328,842	5,232	6.36%	348,546	5,408	6.21%
Residential mortgage loans held for sale	207,488	2,151	4.27%	218,600	2,333	4.28%
Loans	18,203,785	220,245	4.80%	17,751,242	212,266	4.80%
Allowance for loan losses	(214,160)			(222,856)
Loans, net of allowance	17,989,625	220,245	4.86%	17,528,386	212,266	4.86%
Total earning assets	29,955,799	305,141	4.04%	30,301,191	296,162	3.91%
Receivable on unsettled securities sales	768,785			618,240
Cash and other assets	2,971,233			2,986,604
Total assets	$33,695,817			$33,906,035
Liabilities and equity
Interest-bearing deposits:
Transaction	$10,010,031	$17,029	0.67%	$10,189,354	$13,993	0.55%
Savings	503,821	108	0.09%	503,671	95	0.08%
Time	2,097,441	7,398	1.40%	2,138,880	6,875	1.29%
Total interest-bearing deposits	12,611,293	24,535	0.77%	12,831,905	20,963	0.66%
Funds purchased and repurchase agreements	1,193,583	3,768	1.25%	593,250	782	0.53%
Other borrowings	5,765,440	32,036	2.20%	6,497,020	31,825	1.96%
Subordinated debentures	144,702	2,025	5.55%	144,692	2,047	5.67%
Total interest-bearing liabilities	19,715,018	62,364	1.25%	20,066,867	55,617	1.11%
Non-interest bearing demand deposits	9,325,002			9,223,327
Due on unsettled securities purchases	544,263			527,804
Other liabilities	496,634			575,865
Total equity	3,614,900			3,512,172
Total liabilities and equity	$33,695,817			$33,906,035
Tax-equivalent Net Interest Revenue		$242,777	2.79%		$240,545	2.80%
Tax-equivalent Net Interest Revenue to Earning Assets			3.21%			3.17%
Less tax-equivalent adjustment		1,894			1,983
Net Interest Revenue		240,883			238,562
Provision for credit losses		4,000			—
Other operating revenue		167,941			156,399
Other operating expense		252,617			246,476
Income before taxes		152,207			148,485
Federal and state income taxes		34,662			33,330
Net income		117,545			115,155
Net income (loss) attributable to non-controlling interests		289			783
Net income attributable to BOK Financial Corp. shareholders		$117,256			$114,372
Earnings Per Average Common Share Equivalent:
Basic		$1.79			$1.75
Diluted		$1.79			$1.75
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

Three Months Ended
March 31, 2018			December 31, 2017			September 30, 2017
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$2,059,517	$7,982	1.57%	$1,976,395	$6,311	1.27%	$1,965,645	$6,375	1.29%
933,404	7,809	3.40%	560,321	4,629	3.38%	491,613	4,122	3.47%
441,207	4,164	3.78%	462,869	4,606	3.98%	475,705	4,592	3.86%
8,236,938	46,008	2.23%	8,435,916	45,623	2.21%	8,428,353	45,145	2.17%
626,251	4,819	2.95%	792,647	5,770	2.90%	684,571	5,066	2.97%
349,176	5,117	5.86%	337,673	4,956	5.87%	328,677	4,826	5.87%
199,380	1,844	3.71%	257,927	2,389	3.72%	256,343	2,095	3.36%
17,261,481	189,674	4.45%	17,181,007	185,614	4.29%	17,256,663	187,506	4.31%
(228,996)			(246,143)			(250,590)
17,032,485	189,674	4.51%	16,934,864	185,614	4.35%	17,006,073	187,506	4.38%
29,878,358	267,417	3.61%	29,758,612	259,898	3.49%	29,636,980	259,727	3.50%
998,803			821,275			608,412
2,847,791			2,872,228			2,762,778
$33,724,952			$33,452,115			$33,008,170

$10,344,469	$11,494	0.45%	$10,142,744	$8,914	0.35%	$10,088,522	$8,062	0.32%
480,110	88	0.07%	466,496	87	0.07%	464,130	90	0.08%
2,151,044	6,637	1.25%	2,134,469	6,296	1.17%	2,176,820	6,378	1.16%
12,975,623	18,219	0.57%	12,743,709	15,297	0.48%	12,729,472	14,530	0.45%
532,412	522	0.40%	488,330	340	0.28%	411,286	256	0.25%
6,326,967	24,927	1.60%	6,209,903	21,242	1.36%	6,162,641	20,105	1.29%
144,682	2,003	5.61%	144,673	2,025	5.55%	144,663	2,070	5.68%
19,979,684	45,671	0.93%	19,586,615	38,904	0.79%	19,448,062	36,961	0.75%
9,151,272			9,417,351			9,389,849
558,898			332,155			145,977
556,524			600,604			539,641
3,478,574			3,515,390			3,484,641
$33,724,952			$33,452,115			$33,008,170
	$221,746	2.68%		$220,994	2.70%		$222,766	2.75%
		2.99%			2.97%			3.01%
	2,010			4,131			4,314
	219,736			216,863			218,452
	(5,000)			(7,000)			—
	155,989			166,836			175,710
	244,430			263,987			265,934
	136,295			126,712			128,228
	30,948			54,347			42,438
	105,347			72,365			85,790
	(215)			(127)			141
	$105,562			$72,492			$85,649

	$1.61			$1.11			$1.31
	$1.61			$1.11			$1.31

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017

Interest revenue	$303,247	$294,180	$265,407	$255,767	$255,413
Interest expense	62,364	55,618	45,671	38,904	36,961
Net interest revenue	240,883	238,562	219,736	216,863	218,452
Provision for credit losses	4,000	—	(5,000)	(7,000)	—
Net interest revenue after provision for credit losses	236,883	238,562	224,736	223,863	218,452
Other operating revenue
Brokerage and trading revenue	23,086	26,488	30,648	33,045	33,169
Transaction card revenue[1]	21,396	20,975	20,990	20,028	22,929
Fiduciary and asset management revenue	57,514	41,699	41,832	41,767	40,687
Deposit service charges and fees	27,765	27,827	27,161	27,685	28,191
Mortgage banking revenue	23,536	26,346	26,025	24,362	24,890
Other revenue	14,213	14,518	12,330	11,762	13,670
Total fees and commissions	167,510	157,853	158,986	158,649	163,536
Other gains (losses), net	1,441	3,983	(664)	552	(1,283)
Gain (loss) on derivatives, net	(2,847)	(3,057)	(5,685)	(3,045)	1,033
Gain (loss) on fair value option securities, net	(4,385)	(3,341)	(17,564)	(4,238)	661
Change in fair value of mortgage servicing rights	5,972	1,723	21,206	5,898	(639)
Gain (loss) on available for sale securities, net	250	(762)	(290)	(488)	2,487
Total other operating revenue	167,941	156,399	155,989	157,328	165,795
Other operating expense
Personnel	143,531	138,947	139,947	145,329	147,910
Business promotion	7,620	7,686	6,010	7,317	7,105
Charitable contributions to BOKF Foundation	—	—	—	2,000	—
Professional fees and services	13,209	14,978	10,200	15,344	11,887
Net occupancy and equipment	23,394	22,761	24,046	22,403	21,325
Insurance	6,232	6,245	6,593	6,555	6,005
Data processing and communications[1]	31,665	27,739	27,817	28,903	27,412
Printing, postage and supplies	3,837	4,011	4,089	3,781	3,917
Net losses (gains) and operating expenses of repossessed assets	4,044	2,722	7,705	340	6,071
Amortization of intangible assets	1,603	1,386	1,300	1,430	1,744
Mortgage banking costs	11,741	12,890	10,149	14,331	13,450
Other expense	5,741	7,111	6,574	6,746	9,193
Total other operating expense	252,617	246,476	244,430	254,479	256,019
Net income before taxes	152,207	148,485	136,295	126,712	128,228
Federal and state income taxes	34,662	33,330	30,948	54,347	42,438
Net income	117,545	115,155	105,347	72,365	85,790
Net income (loss) attributable to non-controlling interests	289	783	(215)	(127)	141
Net income attributable to BOK Financial Corporation shareholders	$117,256	$114,372	$105,562	$72,492	$85,649

Earnings per share:
Basic	$1.79	$1.75	$1.61	$1.11	$1.31
Diluted	$1.79	$1.75	$1.61	$1.11	$1.31
Average shares used in computation:
Basic	64,901,095	64,901,975	64,847,334	64,793,005	64,742,822
Diluted	64,934,351	64,937,226	64,888,033	64,843,179	64,805,172

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2018	—	$—	—	1,949,917
August 1 to August 31, 2018	—	$—	—	1,949,917
September 1 to September 30, 2018	—	$—	—	1,949,917
Total	—		—

[1]
On October 1, 2015, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of September 30, 2018, the Company had repurchased 3,050,083 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.

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

Date:        October 30, 2018

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer