Form 10-K
period 2018-12-31
BOK FINANCIAL CORP ET AL
filed 2019-03-01
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $2.4 billion (based on the June 30, 2018 closing price of Common Stock of $94.01 per share). As of January 31, 2019, there were 72,251,266 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2018

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial" or "the Company") are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri. At December 31, 2018, the Company reported total consolidated assets of $38 billion.

BOKF, NA is a wholly owned subsidiary bank of BOK Financial. BOKF, NA operates TransFund, Cavanal Hill Investment Management, BOK Financial Asset Management, Inc. and seven banking divisions: Bank of Albuquerque, Bank of Arizona, Bank of Arkansas, Mobank, Bank of Oklahoma, Bank of Texas and Colorado State Bank and Trust. On October 1, 2018, BOK Financial acquired CoBiz Bank as a wholly owned subsidiary, greatly enhancing our market presence in the Colorado and Arizona markets. CoBiz Bank will be merged into BOKF, NA in first quarter of 2019. BOKF, NA and CoBiz Bank are collectively referred to as "the subsidiary banks" in the discussion following. Other wholly owned subsidiaries of BOK Financial include BOK Financial Securities, Inc., a broker/dealer that primarily engages in retail and institutional securities sales and municipal bond underwriting and The Milestone Group, Inc., an investment adviser to high net worth clients. Other non-bank subsidiary operations do not have a significant effect on the Company’s financial statements.

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

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Commercial banking represents a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. We offer derivative products that enable mortgage banking customers to manage their production risks and our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management. Our diversified base of revenue sources is designed to generate returns in a range of economic situations. Historically, fees and commissions provide 40% to 48% of our total revenue. Approximately 40% of our revenue came from fees and commissions in 2018.

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

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, financial technology firms, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to the Federal Deposit Insurance Corporation ("FDIC") as of June 30, 2018.

We are the largest financial institution in the state of Oklahoma with 13% of the state’s total deposits. We have 32% and 10% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

We compete against numerous financial institutions in the state of Texas, including some of the largest in the United States, and have a market share of approximately 2% in the Dallas, Fort Worth area and less than 1% in the Houston area. We have an 11% market share in the Albuquerque area and compete with four large national banks, some regional banks and several locally-owned smaller community banks. Our market share is approximately 4% in the Denver area. We serve Benton and Washington counties in Arkansas with a market share of approximately 2%. Our market share is approximately 2% in the Kansas City, Missouri/Kansas area. We operate as a community bank with locations in Phoenix, Mesa and Scottsdale with approximately 1% market share. The Company’s ability to expand into additional states remains subject to various federal and state laws.

Employees

As of December 31, 2018, BOK Financial and its subsidiaries employed 5,313 full-time equivalent employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

Supervision and Regulation

BOK Financial and its subsidiaries are subject to extensive regulations under federal and state laws. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. These regulations and others are designed to promote safety and soundness, protect consumers and ensure the stability of the banking system as a whole. The purpose of these regulations is not necessarily to protect shareholders and creditors. As detailed below, these regulations require the Company and its subsidiaries to maintain certain capital balances and require the Company to provide financial support to its subsidiaries. These regulations may restrict the Company’s ability to diversify, to acquire other institutions and to pay dividends on its capital stock. These regulations also include requirements on certain programs and services offered to our customers, including restrictions on fees charged for certain services. President Trump has issued an executive order that sets forth principles for reform of the federal financial regulatory framework; however, the recent change to a Democrat controlled House may limit the opportunity for further regulatory reform. The Company expects that its business will remain subject to extensive regulation and supervision.

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

The Company and other non-bank subsidiaries are also subject to other federal and state laws and regulations. For example, BOK Financial Securities, Inc. is regulated by the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), the Federal Reserve Board, and state securities regulators. Such regulations generally include licensing of certain personnel, customer interactions, and trading operations.

Volcker and Swap Rules

Title VI of the Dodd-Frank Act, commonly known as the Volcker Rule, prohibits the Company from (1) engaging in short-term proprietary trading for our own account, and (2) having certain ownership interests in or relationships with private equity or hedge funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and its bank subsidiary. The Company has implemented a compliance program required by the Volcker Rule. Trading activity remains largely unaffected by the Volcker Rule as most of our trading activity is exempted or excluded from the proprietary trading prohibitions.

Title VII of the Dodd-Frank Act, commonly known as the Swap Rule, subjects nearly all derivative transactions to the regulations of the Commodity Futures Trading Commission ("CFTC") or SEC. This includes registration, recordkeeping, reporting, capital, margin and business conduct requirements on swap dealers and major swap participants. Under CFTC and SEC rules, entities transacting in less than $8 billion in notional value of swaps over any 12 month period are exempt from the definition of and registration as a "swap dealer." The Company currently estimates that the nature and volume of its swaps activity will not require it to register as a swap dealer.

Enhanced Prudential Standards

The Dodd-Frank Act directed the Federal Reserve Board to monitor emerging risks to financial institutions and enacted enhanced supervision and prudential standards applicable to bank holding companies with consolidated assets of $50 billion or more and non-bank covered companies designated as systematically important to the Financial Stability Oversight Council (often referred to as systemically important financial institutions). The Dodd-Frank Act mandated that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions.

In February 2014, the Federal Reserve Board adopted rules to implement certain of these enhanced prudential standards. Beginning in 2015, the rules required publicly traded bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and required bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced capital, liquidity and overall risk management standards. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act ("Regulatory Relief Act") raised the threshold for systemically important financial institutions from $50 billion to $250 billion while providing the Federal Reserve with authority to establish incremental prudential standards for banks between $100 billion and $250 billion. The regulations to implement this change have not been finalized.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 ("CRA") requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering a request for an approval of a proposed transaction. BOKF, NA received a rating of "outstanding" in its most recent CRA examination, which is above "satisfactory."

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

Additional capital rules were effective for banks and bank holding companies, including BOK Financial, on January 1, 2015 as part of a package of regulatory reforms developed by the Basel Committee on Banking Supervision ("BCBS") to strengthen the regulation, supervision and risk management of the banking sector, commonly referred to as the Basel III framework. Implementation of certain components of these rules continues to be deferred.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. A bank which falls below acceptable levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

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

Stress Testing

The Regulatory Relief Act eliminated the requirement for periodic company run capital stress tests known as the Dodd-Frank Act Stress Test for banks with assets less than $250 billion. Although the mandate has been lifted, the Company still continues to perform capital stress testing on a regular basis.

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

On June 30, 2016, the DIF rose above the 1.15%, resulting in a reduction of the initial assessment rate for all banks and implementing a 4.5% surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The assessment base for the surcharge was the regular assessment base reduced by $10 billion. On September 30, 2018 the DIF rose above 1.35%. Accordingly, the surcharge for depository institutions with assets of greater than $10 million will cease. Base assessment rates will remain unchanged, but are scheduled to decrease when the reserve ratio exceeds 2%.

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

Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act ("BSA") and The USA PATRIOT Act of 2001 ("PATRIOT Act") impose many requirements on financial institutions in the interest of national security and law enforcement. BSA requires banks to maintain records and file suspicious activity reports that are of use to law enforcement and regulators in combating money laundering and other financial crimes. The PATRIOT Act is intended to deny terrorists and criminals the ability to access the U.S. financial services system and places significantly greater requirements on financial institutions. Financial institutions, such as the Company and its subsidiaries, must have a designated BSA Officer, internal controls, independent testing and training programs commensurate with their size and risk profile. As part of its internal control program, a financial institution is expected to have effective customer due diligence and enhanced due diligence requirements for high-risk customers, as well as processes to prohibit transactions with entities subject to Office of Foreign Asset Control sanctions. Documentation and recordkeeping requirements, as well as system requirements, aimed at identifying and reporting suspicious activity reporting, must increase with the institution's size and complexity. Failure to implement or maintain adequate programs and controls to combat terrorist financing and money laundering may have serious legal, financial, and reputational consequences.

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

The Federal Reserve completed its bond purchase program designed to reduce longer–term rates in October of 2014. Beginning in October of 2017, the Federal Reserve initiated a balance sheet normalization program that will gradually reduce the reinvestment of principal payments from its securities holdings though the pace and extent of the reduction remains uncertain.

As a result of signs of an improving economy, the Federal Reserve increased its target rate by 25 basis points four times during 2018. We expect the Federal Reserve will slow the frequency of rate increases in 2019 when compared to 2018. Real gross domestic product is forecasted to slow to about 2 percent in 2019 after being around 3 percent in 2018. The inflation rate increased 2 percent in 2018 and is expected to remain close to that pace in 2019. The short–term effectiveness and long–term impact of these programs on the economy in general and on BOK Financial in particular are uncertain.

The Tax Cuts and Jobs Act ("the Tax Reform Act"), signed into law on December 22, 2017, has had a broad impact on the Company and our customers. We believe that the overall impact of lower income tax rates and other provisions of the Tax Reform Act will be beneficial to future economic growth.

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

Although BOK Financial has developed an operating strategy, which it expects to result in continuing improved financial performance, BOK Financial cannot ensure that it will be successful in fulfilling this strategy or that this operating strategy will be successful. Achieving success is dependent upon a number of factors, many of which are beyond BOK Financial's direct control. Factors that may adversely affect BOK Financial's ability to implement its operating strategy include:

•	deterioration of BOK Financial's asset quality;

•	deterioration in general economic conditions, especially in BOK Financial's core markets;

•	inability to control BOK Financial's non-interest expenses;

•	inability to increase non-interest income;

•	inability to access capital;

•	decreases in net interest margins;

•	increases in competition; and

•	adverse regulatory developments.

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

Regulatory authorities may change their interpretation of these statutes and regulations, including the OCC, our primary regulator, and the CFPB, our regulator for certain designated consumer laws and regulations. Violations of laws and regulations could limit the growth potential of BOK Financial's businesses. We have made extensive investments in human and technological resources to address enhanced regulatory expectations, including investments in the areas of risk management, compliance, and capital planning. Political developments, including the change in administration in the United States and more recent change in leadership in the House of Representatives, have added additional uncertainty to the implementation, scope and timing of changes in the regulatory environment for the banking industry and for the broader economy.

Political environment could negatively impact BOK Financial’s business.

As a result of the financial crisis and related government intervention to stabilize the banking system, there have been a series of laws and related regulations proposed or enacted in an attempt to ensure the crisis is not repeated. Many of the new regulations have been far-reaching. The intervention by the government also impacted populist sentiment with a negative view of financial institutions. High profile mistakes by the very largest banks in the country have continued to fuel negative sentiment towards the banking industry. This sentiment may increase litigation risk to the Company or have an adverse impact on BOK Financial’s future operations. The passage of recent legislative proposals have eased some of the regulatory burden for BOK Financial; however, legislative outcomes and their durability are inherently uncertain.

Credit Risk Factors

Adverse regional economic developments could negatively affect BOK Financial's business.

At December 31, 2018, loans to businesses and individuals with collateral primarily located in Texas represented approximately 30% of the total loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma represented approximately 16% of our total loan portfolio and loans to businesses and individuals with collateral primarily located in Colorado represented approximately 15% of our total loan portfolio. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. Poor economic conditions in Texas, Oklahoma, Colorado or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations and other sources of fee-based revenue.

Extended oil and gas commodity price downturns could negatively affect BOK Financial customers.

At December 31, 2018, 17% of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy industry. The energy industry is historically cyclical and prolonged periods of low oil and gas commodity prices could negatively impact borrowers' ability to pay. In addition, the Company does business in several major oil and natural gas producing states including Oklahoma, Texas and Colorado. The economies of these states could be negatively impacted by prolonged periods of low oil and gas commodity prices resulting in increased credit migration to classified and nonaccruing categories, higher loan loss provisions and risk of credit losses from both energy borrowers and businesses and individuals in those regional economies.

Other adverse economic factors affecting particular industries could have a negative effect on BOK Financial customers and their ability to make payments to BOK Financial.

Certain industry-specific economic factors also affect BOK Financial. For example, BOK Financial's loan portfolio includes commercial real estate loans. A downturn in the real estate industry in general or in certain segments of the commercial real estate industry in the southwest region could also have an adverse effect on BOK Financial's operations. Regulatory changes in healthcare may negatively affect our customers. Legislation affecting reimbursement rates along with the continued transition to managed care in place of fee for service payments could affect their ability to pay.

Adverse global economic factors could have a negative effect on BOK Financial customers and counterparties.

Economic conditions globally could impact BOK Financial’s customers and counterparties with which we do business. The United Kingdom has not yet found an agreement regarding BREXIT, trade related issues remain between the United States and China, and the turmoil in Venezuela, who holds the world's largest oil reserve, continues without an obvious agreement. We have no direct exposure to European sovereign debt and limited exposure to European and Chinese financial institutions. We have not identified any significant customer exposures to European sovereign debt, European financial institutions or Chinese financial institutions.

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

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. In 2017, the U.K. Financial Conduct Authority announced that it would no longer persuade or compel banks to submit to LIBOR after 2021. U.S. regulatory authorities have voiced similar support for phasing out LIBOR. The Federal Reserve Bank of New York's Alternative Reference Rate Committee has recommended the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR. However, for two key reasons, SOFR is a secured rate while LIBOR is an unsecured rate and SOFR is an overnight rate while LIBOR is published for different maturities, SOFR is not the economic equivalent of LIBOR. The impact of SOFR or other alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

Changes in mortgage interest rates could adversely affect mortgage banking operations along with mortgage serving rights as well as BOK Financial's substantial holdings of residential mortgage-backed securities, and brokerage and trading revenue.

BOK Financial derives a substantial amount of revenue from mortgage banking activities, the production and sale of mortgage loans and the servicing of mortgage loans. In addition, as part of BOK Financial's mortgage banking business, BOK Financial has substantial holdings of mortgage servicing rights. Revenue generated from the production and sale of mortgage loans is affected by mortgage interest rates and government policies related to economic stimulus and home ownership. Falling interest rates tend to increase mortgage lending activities and related revenue while rising interest rates have an opposite effect.

Mortgage servicing revenue is a fee earned over the life of the related loan. However, mortgage servicing rights are assets that are carried at fair value which are very sensitive to numerous factors with the primary factor being changes in market interest rates. Falling interest rates tend to increase loan prepayments, which may lead to a decrease in the value of related servicing rights. We attempt to manage this risk by maintaining an active hedging program. The primary objective of the Company's hedging program is to provide an offset to changes in the fair value of these rights due to hedgeable risks, primarily changes in market interest rates. Due to numerous unhedgeable factors, hedging strategies may not offset all changes in the fair value of the asset. Such unhedgeable factors include, but are not limited to, changes in customer prepayment or delinquency behavior that is inconsistent with historical actual performance in a similar market environment; changes in the long-term or short-term primary/secondary mortgage spreads; and changes in survey-driven assumptions such as the cost of servicing and discount rates.

We also hold a substantial portfolio of residential mortgage-backed securities issued by U.S. government agencies. The fair value of residential mortgage-backed securities is highly sensitive to changes in interest rates.  A significant decrease in interest rates may lead mortgage holders to refinance the mortgages constituting the pool backing the securities, subjecting BOK Financial to a risk of prepayment and decreased return on investment due to subsequent reinvestment at lower interest rates. A significant decrease in interest rates may also accelerate premium amortization. Conversely, a significant increase in interest rates may cause mortgage holders to extend the term over which they repay their loans, which delays the Company’s opportunity to reinvest funds at higher rates. We mitigate this risk somewhat by investing principally in shorter duration mortgage products, which are less sensitive to changes in interest rates.

In addition, the Company actively engages in trading activities that provide U.S. government agency residential mortgage-backed securities and related derivative instruments to our customers. Trading activities generate net interest revenue, trading revenue and customer hedging revenue. Trading revenue and customer hedging revenue varies in response to customer demand. The value of trading securities will increase in response to decreases in interest rates or decrease in response to increases in interest rates. We mitigate the market risk of holding trading securities through appropriate economic hedging techniques.

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

Integration of BOK Financial and CoBiz may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

The success of the merger will depend on a number of factors including:

•	Successful integration of the acquired business into current operations;

•	Retention of acquired deposits and earning assets;

•	Control over incremental non-interest expense;

•	Retention of certain key employees; and

•	Continued performance of the CoBiz credit portfolio.

The acquisition of CoBiz which represents BOK Financials’s largest transaction to date, includes anticipated benefits and cost savings, that depend, in part, on our ability to successfully combine and integrate the businesses in a manner that permits growth opportunities and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. Business disruptions may cause customers to remove their accounts to competing financial institutions. Disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies may adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. In addition, the loss of key employees could adversely affect our ability to successfully conduct its business. We may also encounter unexpected difficulties or costs during the integration. Integration efforts may also divert management attention and resources.

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

Mr. George B. Kaiser owns approximately 53% of the outstanding shares of BOK Financial's common stock at December 31, 2018. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $196 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico. The Company’s facilities are suitable for their respective uses and present needs.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial’s $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2019, common shareholders of record numbered 755 with 72,251,266 shares outstanding.

The highest and lowest quarterly closing bid price for shares and cash dividends declared per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2018:
Low	$90.62	$93.00	$93.33	$70.61
High	100.98	105.24	104.74	96.91
Cash dividends declared	0.45	0.45	0.50	0.50
2017:
Low	$75.15	$74.34	$77.30	$82.30
High	84.81	85.83	89.08	93.50
Cash dividends declared	0.44	0.44	0.44	0.45

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Composite Index, the KBW NASDAQ Bank Index and the SNL U.S. Bank NASDAQ Index for the period commencing December 31, 2013 and ending December 31, 2018.*

	Period Ending December 31,
Index	2013	2014	2015	2016	2017	2018
BOK Financial Corporation	100.00	92.79	94.85	135.55	154.01	124.75
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank NASDAQ	100.00	103.57	111.80	155.02	163.20	137.56
KBW NASDAQ Bank Index	100.00	109.37	109.91	141.24	167.50	137.83

*
Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2013. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2018 to October 31, 2018	200,000	$85.08	200,000	1,749,917
November 1, 2018 to November 30, 2018	235,000	$88.68	235,000	1,514,917
December 1, 2018 to December 31, 2018	90,000	$80.02	90,000	1,424,917
Total	525,000		525,000

[1]
On October 1, 2015, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of December 31, 2018, the Company had repurchased 3,575,083 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.

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
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 – Consolidated Selected Financial Data
(Dollars in thousands, except per share data)
	December 31,
	2018	2017	2016	2015	2014
Selected Financial Data
For the year:
Interest revenue	$1,228,426	$972,751	$829,117	$766,828	$732,239
Interest expense	243,559	131,050	81,889	63,474	67,045
Net interest revenue	984,867	841,701	747,228	703,354	665,194
Provision for credit losses	8,000	(7,000)	65,000	34,000	—
Fees and commissions revenue[5]	643,642	642,390	647,726	614,960	588,012
Net income attributable to BOK Financial Corporation shareholders	445,646	334,644	232,668	288,565	292,435
Period-end:
Loans	21,656,730	17,153,424	16,989,660	15,941,154	14,208,037
Assets	38,020,504	32,272,160	32,772,281	31,476,128	29,089,698
Deposits	25,263,763	22,061,305	22,748,095	21,088,158	21,140,859
Shareholders’ equity	4,432,109	3,495,367	3,274,854	3,230,556	3,302,179
Nonperforming assets[1]	267,162	290,305	356,641	251,908	256,617

Profitability Statistics
Earnings per share (based on average equivalent shares):
Basic	$6.63	$5.11	$3.53	$4.22	$4.23
Diluted	6.63	5.11	3.53	4.21	4.22
Percentages (based on daily averages):
Return on average assets	1.28%	1.02%	0.72%	0.94%	1.04%
Return on average shareholders' equity	11.98%	9.82%	7.02%	8.65%	9.21%
Average total equity to average assets	10.70%	10.43%	10.38%	11.03%	11.47%

Common Stock Performance
Per Share:
Book value per common share	$61.45	$53.45	$50.12	$49.03	$47.78
Market price: December 31 close	73.33	92.32	83.04	59.79	60.04
Market range – High close bid price	105.24	93.50	84.13	72.44	70.18
Market range – Low close bid price	70.61	74.34	44.72	53.37	57.87
Cash dividends declared	1.90	1.77	1.73	1.69	1.62
Dividend payout ratio	28.55%	34.45%	48.81%	40.03%	38.35%

Table 1 – Consolidated Selected Financial Data
(Dollars in thousands, except per share data)
	December 31,
	2018	2017	2016	2015	2014
Selected Financial Data
Selected Balance Sheet Statistics
Period-end:
Common equity Tier 1 ratio[2]	10.92%	12.05%	11.21%	12.13%	N/A
Tier 1 capital ratio[2]	10.92%	12.05%	11.21%	12.13%	13.33%
Total capital ratio[2]	12.50%	13.54%	12.81%	13.30%	14.66%
Leverage ratio[2]	8.96%	9.31%	8.72%	9.25%	9.96%
Allowance for loan losses to nonaccruing loans[4]	132.89%	129.09%	112.33%	180.09%	245.34%
Allowance for loan losses to loans	0.96%	1.34%	1.45%	1.41%	1.33%
Combined allowances for credit losses to loans [3]	0.97%	1.37%	1.52%	1.43%	1.34%
Miscellaneous (at December 31)
Number of employees (full-time equivalent)	5,313	4,930	4,884	4,789	4,743
Number of TransFund locations	2,426	2,223	2,021	1,972	2,080
Fiduciary assets	$44,841,339	$48,761,477	$42,378,053	$38,333,638	$35,997,877
Mortgage loans serviced for others	21,658,335	22,046,632	21,997,568	19,678,226	16,162,887

[1]	Includes nonaccruing loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.

[2]
Risk-based capital ratios for 2018, 2017, 2016 and 2015 calculated under revised regulatory capital rules issued July 2013 and effective for the Company on January 1, 2015. Previous risk-based ratios presented are calculated in accordance with then current regulatory capital rules.

[3]	Includes allowance for loan losses and accrual for off-balance sheet credit risk.

[4]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government.

[5]
Non-GAAP measure to net interchange charges from prior years between transaction card revenue and data processing and communications expense as a result of the recent revenue recognition standard. This measure has no effect on net income or earnings per share.

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

For 2018, the U.S. economy continued to grow, supported by declining unemployment, continued payroll growth and modest inflation. GDP increased 3.5% through the third quarter of 2018 and is expected to remain in the range of 2 to 3 percent in 2019. The national unemployment rate fell to 3.1% at December of 2018 from 4.1% in December of 2017. Inflation also remained low around 2% for 2018. The minutes of the Federal Open Market Committee ("FOMC") of the Federal Reserve for December indicated continued strengthening of labor market conditions and unchanged longer-run inflation expectations.

The Federal Reserve increased the target range for the federal funds rate by 25 basis points four times during 2018. The 10-year U.S. Treasury note finished the year yielding 2.69% versus 2.40% at December 31, 2017. We expect rates to continue to rise in 2019. Global quantitative easing and lack of inflation, combined with continued gradual federal funds rate increases by the Federal Reserve are contributing to a flattening of the yield curve; however, a yield curve inversion is not expected. Higher long-term interest rates are likely in 2019.

Performance Summary

Net income for the year ended December 31, 2018 totaled $445.6 million or $6.63 per diluted share compared with net income of $334.6 million or $5.11 per diluted share for the year ended December 31, 2017.

On October 1, 2018, the Company acquired CoBiz Financial, Inc. ("CoBiz"). CoBiz is headquartered in Denver with a presence in Colorado and Arizona. The Company paid total consideration of $944 million, which included $243 million in cash along with the issuance of 7.2 million shares of BOK Financial stock valued at $701 million, in exchange for all outstanding shares of CoBiz stock. We anticipate a full bank consolidation in the first quarter of 2019.

We incurred $16.6 million of closing and integration costs, which resulted in an $0.18 per share reduction in 2018. A fee earned through the sale of client assets of $15.4 million was recognized in 2018 accounting for a $0.17 per share addition. The fluctuation discussion in the highlights below exclude the impact of these items.

Highlights of 2018 included:

•
Net interest revenue totaled $984.9 million for 2018, up from $841.7 million for 2017. CoBiz added $43.1 million to net interest revenue. The remaining increase was driven by both widening spreads and growth in average assets. Net interest margin was 3.20% for 2018 compared to 2.92% for 2017. Average earning assets were $31.0 billion for 2018, up $1.4 billion over 2017 with $950 million due to CoBiz.

•
Fees and commissions revenue was $643.6 million for 2018, a decrease of $14.1 million compared to 2017. Brokerage and trading revenue decreased $23.3 million primarily due to the cost of financial instruments used to hedge our trading portfolio. Mortgage banking revenue decreased $6.9 million affected by the impact of rising interest rates on mortgage loan origination volumes. Fiduciary and asset management revenue increased $6.4 million.

•
The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue by $20.4 million in 2018, compared to $1.9 million in 2017. This increase is due to the combination of unhedgeable factors and significant mortgage rate volatility. This amount does not include hedge-related net interest revenue of $4.8 million.

•
Other operating expense totaled $1.0 billion, a $24.9 million increase compared to 2017, including $29.7 million of costs related to CoBiz operations in the fourth quarter of 2018. Excluding CoBiz operating costs, personnel expense decreased $15.2 million. Annual merit increases were offset by a decrease in incentive compensation expense. Non-personnel expense increased $10.4 million. Increases in occupancy and equipment, data processing and communications, and net losses and expenses on repossessed assets were partially offset by a decrease in mortgage banking costs.

•
The Company recorded an $8.0 million provision for credit losses in 2018, compared to a $7.0 million negative provision for credit losses in 2017. The 2018 provision reflected loan growth partially offset by continued improvement in credit metrics. Nonaccruing loans not guaranteed by U.S. government agencies decreased $23 million compared to December 31, 2017. Potential problem loans decreased $26 million while other loans especially mentioned increased $64 million. Net charge-offs were $33 million or 0.18% of average loans for 2018, compared to net charge-offs of $16 million or 0.09% of average loans for 2017. The combined allowance for credit losses totaled $209 million or 0.97% of outstanding loans and 1.12%, excluding loans from CoBiz, at December 31, 2018.

•
Period-end outstanding loan balances were $21.7 billion at December 31, 2018, a $4.5 billion increase over the prior year. CoBiz added $2.9 billion of loans during 2018. Excluding acquired loans, commercial loan balances grew by $1.1 billion or 10% and commercial real estate loans grew by $447 million or 13%.

•
Period-end deposits totaled $25.3 billion at December 31, 2018, a $3.2 billion increase compared to December 31, 2017. Excluding $3.3 billion of acquired deposits, interest-bearing transaction deposits increased $244 million, while demand deposit balances decreased $330 million.

•
Common equity Tier 1 capital ratio was 10.92% at December 31, 2018. In addition, the Tier 1 capital ratio was 10.92%, total capital ratio was 12.50% and leverage ratio was 8.96% at December 31, 2018. At December 31, 2017, the Tier 1 capital ratio was 12.05%, the total capital ratio was 13.54% and the leverage ratio was 9.31%.

•	The Company repurchased 615,840 shares at an average price of $86.82 per share during 2018 and 80,000 shares at an average price of $92.54 during 2017.

•	The Company paid cash dividends of $1.90 per common share during 2018 and $1.77 per common share in 2017.

Net income for the fourth quarter of 2018 totaled $108 million or $1.50 per diluted share, up from $72.5 million or $1.11 per diluted share for the fourth quarter of 2017. The fourth quarter earnings per share included a $0.15 per share reduction as a result of CoBiz closing and integration costs of $14.5 million. The highlights below exclude this amount.

Income tax expense was $20.1 million or 15.7% of net income before taxes for the fourth quarter of 2018 and $54.3 million or 42.9% of net income before taxes for the fourth quarter of 2017. The Tax Reform Act enacted in 2017 added $11.7 million of expense to the fourth quarter of 2017 largely due to the revaluation of net deferred taxes. The 2017 tax returns were finalized in the fourth quarter of 2018. This resolved several uncertainties caused by last year's Tax Cuts and Jobs Act. Resolution of these uncertainties and other routine adjustments reduced tax expense for the quarter by $8.6 million.

Highlights of the fourth quarter of 2018 included:

•
Net interest revenue totaled $285.7 million for the fourth quarter of 2018, up $68.8 million over the fourth quarter of 2017. CoBiz added $43.1 million to net interest revenue in the fourth quarter of 2018. Net interest margin was 3.40% for the fourth quarter of 2018, up from 2.97% for the fourth quarter of 2017. Net interest revenue increased primarily due to four 25 basis point increases in the federal funds rate by the Federal Reserve during 2018 and growth in average loan balances.

•
Fees and commissions revenue totaled $160.1 million, up $2.2 million over the fourth quarter of 2017. Increases in trust fees and commissions, service charges, and other revenue were partially offset by decreases in brokerage and trading and mortgage banking revenue. This amount does not include hedge-related net interest revenue of $695 thousand.

•
The loss in the fair value of mortgage servicing rights, net of economic hedges, was $12.4 million in the fourth quarter of 2018 compared to $1.4 million in the fourth quarter of 2017. This increase is due primarily to the combination of unhedgeable factors and significant mortgage volatility in the fourth quarter of 2018.

•
Operating expenses in the fourth quarter totaled $270.1 million, a $15.6 million increase compared to the prior year, including $29.7 million related to CoBiz operations. Excluding these costs, personnel expense decreased $9.6 million primarily due to changes in vesting assumptions related to share-based compensation. Non-personnel expenses decreased $4.5 million. An increase in occupancy and equipment and net losses and expenses of repossessed assets was offset by a decrease in mortgage banking costs and professional fees and services.

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

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk

The appropriateness of the allowance for loan losses and accrual for off-balance sheet credit risk is assessed quarterly by management based on an ongoing evaluation of the probable estimated losses inherent in the loan portfolio and probable estimated losses on unused commitments to provide financing. A consistent, well-documented methodology has been developed and is applied by an independent Credit Administration department to ensure consistency across the Company. The allowance for loan losses consists of specific allowances attributed to certain impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans that are based on estimated loss rates by loan class and nonspecific allowances for risks beyond factors specific to a particular portfolio segment or loan class. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and accrual for off-balance sheet credit risk during 2018.

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

A hierarchy for fair value has been established that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories: unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), other observable inputs that can be observed either directly or indirectly (Level 2) and unobservable inputs for assets or liabilities (Level 3). Fair value may be recorded for certain assets and liabilities every reporting period on a recurring basis or under certain circumstances on a non-recurring basis. Fair value adjustments of significant assets or liabilities that are based on unobservable inputs (Level 3) are considered Critical Accounting Policies and Estimates. Additional discussion of fair value measurement and disclosure is included in Notes 7 and 19 of the Consolidated Financial Statements.

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

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point increase in primary mortgage interest rates to increase the fair value of our servicing rights by $19 million. We expect a $27 million decrease in the fair value of our mortgage servicing rights from a 50 basis point decrease in primary mortgage interest rates.

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

We also recognize the benefit of uncertain tax positions when based upon all relevant evidence, it is more-likely-than-not that our position would prevail upon examination, including resolution of related appeals or litigation, based upon the technical merits of the position. Unrecognized tax benefits, including estimated interest and penalties, are part of our current accrued income tax liability. Estimated penalties and interest are recognized in income tax expense. Income tax expense in future periods may decrease if an uncertain tax position is favorably resolved, generally upon completion of an examination by the taxing authorities, expiration of a statute of limitations, or changes in facts and circumstances.

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

Tax-equivalent net interest revenue totaled $993.8 million for 2018, up from $858.9 million for 2017. Tax-equivalent net interest revenue increased $134.9 million over the prior year. The acquisition of CoBiz in the fourth quarter of 2018 added $43.1 million to net interest revenue, including $6.4 million of net purchase accounting discount accretion. Net interest revenue increased $55.5 million due to rates and $79.4 million from growth in earning assets. The benefit of an increase in short-term interest rates on floating-rate earning assets was partially offset by higher borrowing costs. Table 2 shows the effects on net interest revenue due to changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see the Annual and Quarterly Financial Summary of consolidated daily average balances, yields and rates following the Consolidated Financial Statements.

Net interest margin was 3.20% for 2018 and 2.92% for 2017. The tax-equivalent yield on earning assets was 3.98% for 2018, up from 3.36% in 2017, primarily due to increases in short-term interest rates resulting from four 25 basis point increases in the federal funds rate by the Federal Reserve during the year. Loan yields increased 67 basis points to 4.80%. The available for sale securities portfolio yield increased 22 basis points to 2.35%. The yield on interest-bearing cash and cash equivalents increased 70 basis points to 1.80%. Funding costs increased 52 basis points over 2017. The cost of interest-bearing deposits increased 30 basis points. The cost of other borrowed funds increased 86 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 41 basis points for 2018, up from 23 basis points for 2017.

Average earning assets for 2018 increased $1.4 billion or 5% over 2017 with $950 million due to CoBiz. Average loans, net of allowance for loan losses, increased $1.6 billion led by growth in average commercial and commercial real estate loans. Average trading securities balances increased $1.0 billion primarily related to expanded U.S. mortgage-backed securities trading activity. Average interest-bearing cash and cash equivalents decreased $768 million as we reduced our balances held at the Federal Reserve, including cash used in our purchase of CoBiz. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, decreased $144 million. We purchase securities to supplement earnings and to manage interest rate risk. We have reduced the size of our bond portfolio during the past four years through normal monthly runoff to better position the balance sheet for an environment of rising longer-term rates.

Total average deposits grew by $624 million over the prior year, including $859 million from the CoBiz acquisition. Excluding acquired deposits, average demand deposit balances decreased $131 million, average interest-bearing transaction account balances decreased $62 million and average time deposit balances decreased $81 million. Average borrowed funds increased $709 million over the prior year. Borrowings from the Federal Home Loan Banks increased $325 million and average funds purchased and repurchase agreement balances increased $392 million over the prior year.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. As shown in Table 21, approximately 79% of our commercial and commercial real estate loan portfolios are either variable rate loans or fixed rate loans that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 2 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Fourth Quarter 2018 Net Interest Revenue

Tax-equivalent net interest revenue totaled $288.8 million for the fourth quarter of 2018, an increase of $67.8 million over the fourth quarter of 2017. CoBiz added $43.1 million to net interest revenue, including $6.4 million of net purchase accounting discount accretion. Net interest revenue increased $18.3 million primarily due to four 25 basis point increases in the federal funds rate by the Federal Reserve during 2018 and $49.4 million primarily due to the growth in average loan balances.

Net interest margin was 3.40% for the fourth quarter of 2018 compared to 2.97% for the fourth quarter of 2017. The tax-equivalent yield on earning assets was 4.33% for the fourth quarter of 2018, up 84 basis points over the fourth quarter of 2017. Loan yields increased 80 basis points to 5.09%, including 12 basis points from net purchase accounting discount accretion. The remaining increase is due mainly to short-term market interest rates related to the Federal Reserve's four 25 basis point increases in 2018. The available for sale securities portfolio yield increased 30 basis points to 2.51%. The yield on interest-bearing cash and cash equivalents increased 96 basis points to 2.23%. Yield on trading securities increased 72 basis points to 4.10%. Funding costs were up 63 basis points over the fourth quarter of 2017. The cost of interest-bearing deposits increased 39 basis points over the fourth quarter of 2017. The cost of other borrowed funds increased 105 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 49 basis points in the fourth quarter of 2018, up from 27 basis points in the fourth quarter of 2017.

Average earning assets for the fourth quarter of 2018 increased $4.0 billion over the fourth quarter of 2017. Average loans, net of allowance for loan losses, increased $4.4 billion, including acquired loans. The legacy BOKF loan portfolio grew $1.3 billion. Commercial and commercial real estate loan balances were the primary drivers.

Average deposits increased $2.9 billion over the fourth quarter of 2017, including $3.4 billion related to Cobiz. Excluding acquired deposits, average demand deposit balances decreased $387 million, average interest-bearing transaction accounts decreased $48 million and average time deposits decreased $72 million. Average borrowed funds increased $868 million.

2017 Net Interest Revenue

Tax-equivalent net interest revenue for 2017 was $858.9 million, up from $764.8 million for 2016. Tax-equivalent net interest revenue increased $94.1 million over the prior year. Net interest revenue increased $61.2 million due to rates and $32.9 million from growth in earning assets. The benefit of an increase in short-term interest rates during 2017 on the loan portfolio and interest-bearing cash and cash equivalents yields was offset by higher borrowing costs.

Net interest margin was 2.92% for 2017 compared to 2.66% for 2016. The tax-equivalent yield on average earning assets increased 41 basis points over 2016. Loan yields increased 50 basis points primarily due an increase in short-term interest rates. The yield on interest-bearing cash and cash equivalents increased 57 basis points. The available for sale securities portfolio yield increased 10 basis points. The cost of interest-bearing liabilities increased 25 basis points. The cost of interest-bearing deposits increased 9 basis points due to a lack of market pricing pressure. The cost of other borrowed funds increased 55 basis points, primarily due to increases in federal funds rates by the Federal Reserve. The cost of subordinated debentures increased 275 basis points due to the full year impact of higher fixed rate debt issued in the second quarter of 2016. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 23 basis points for 2017, compared to 13 basis points for 2016.

Average earning assets increased $646 million or 2% during 2017. Average loans, net of allowance for loan losses, increased $812 million. Growth in average commercial, residential and personal loans was partially offset by a decrease in average commercial real estate loan balances. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, decreased $414 million. We reduced the size of our bond portfolio through normal monthly runoff to better position the balance sheet for an environment of rising longer-term rates. Growth in average assets was funded by growth in demand and interest-bearing deposits, partially offset by decreased repurchase agreements and borrowings from the Federal Home Loan Banks. Average demand deposit account balances grew by $839 million and average interest-bearing transaction deposits increased $475 million. Average borrowed funds balances decreased $275 million compared to 2016. Funds purchased and repurchase agreements decreased $176 million compared to 2016.

Table 2 – Volume/Rate Analysis
(In thousands)

	Year Ended			Year Ended
	December 31, 2018 / 2017			December 31, 2017 / 2016
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$205	$(11,155)	$11,360	$11,402	$(252)	$11,654
Trading securities	40,311	37,008	3,303	8,424	8,122	302
Investment securities	(2,944)	(2,504)	(440)	(1,043)	(1,763)	720
Available for sale securities	19,404	581	18,823	1,443	(7,895)	9,338
Fair value option securities	(1,550)	(3,541)	1,991	10,032	5,886	4,146
Restricted equity securities	3,065	1,880	1,185	1,252	(257)	1,509
Residential mortgage loans held for sale	(583)	(1,645)	1,062	(3,952)	(4,389)	437
Loans	189,518	68,882	120,636	115,678	29,407	86,271
Total tax-equivalent interest revenue	247,426	89,506	157,920	143,236	28,859	114,377
Interest expense:
Transaction deposits	37,232	1,748	35,484	14,721	851	13,870
Savings deposits	80	35	45	(27)	27	(54)
Time deposits	4,402	(769)	5,171	(1,385)	(728)	(657)
Funds purchased and repurchase agreements	8,351	2,369	5,982	422	(213)	635
Other borrowings	60,856	5,023	55,833	33,270	(1,001)	34,271
Subordinated debentures	1,588	1,665	(77)	2,160	(2,892)	5,052
Total interest expense	112,509	10,071	102,438	49,161	(3,956)	53,117
Tax-equivalent net interest revenue	134,917	79,435	55,482	94,075	32,815	61,260
Change in tax-equivalent adjustment	(8,249)			(398)
Net interest revenue	$143,166			$94,473
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Table 2 – Volume/Rate Analysis (continued)
(In thousands)

	Three Months Ended
	December 31, 2018 / 2017
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(3,141)	$(6,234)	$3,093
Trading securities	15,007	12,843	2,164
Investment securities	(719)	(760)	41
Available for sale securities	9,462	2,391	7,071
Fair value option securities	(3,192)	(4,103)	911
Restricted equity securities	842	438	404
Residential mortgage loans held for sale	(594)	(751)	157
Loans	91,097	52,006	39,091
Total tax-equivalent interest revenue	108,762	55,830	52,932
Interest expense:
Transaction deposits	14,429	2,310	12,119
Savings deposits	61	12	49
Time deposits	2,013	29	1,984
Funds purchased and repurchase agreements	3,795	1,486	2,309
Other borrowings	18,978	748	18,230
Subordinated debentures	1,727	1,816	(89)
Total interest expense	41,003	6,401	34,602
Tax-equivalent net interest revenue	67,759	49,429	18,330
Change in tax-equivalent adjustment	(1,064)
Net interest revenue	$68,823
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $616.8 million for 2018, a decrease of $39.5 million or 6% compared 2017. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased other operating revenue by $20.4 million in 2018 and $1.9 million in 2017. This increase is primarily as a result of mortgage rate volatility.

A $15.4 million fee earned through the sale of client assets was recognized as fiduciary and asset management revenue in 2018. This fee is excluded from the fluctuation discussion below.

Table 3 – Other Operating Revenue
(In thousands)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Brokerage and trading revenue	$108,323	$131,601	$138,377	$129,556	$134,437
Transaction card revenue[1]	84,025	81,143	78,347	73,650	71,671
Fiduciary and asset management revenue	184,703	162,889	135,387	126,034	115,529
Deposit service charges and fees	112,153	112,079	111,589	109,592	109,783
Mortgage banking revenue	97,787	104,719	133,914	126,002	109,093
Other revenue	56,651	49,959	50,112	50,126	47,499
Total fees and commissions revenue	643,642	642,390	647,726	614,960	588,012
Other gains (losses), net	(2,731)	11,213	4,947	5,459	2,991
Gain (loss) on derivatives, net	(422)	779	(15,685)	430	2,776
Gain (loss) on fair value option securities, net	(25,572)	(2,733)	(10,555)	(3,684)	10,189
Change in fair value of mortgage servicing rights	4,668	172	(2,193)	(4,853)	(16,445)
Gain (loss) on available for sale securities, net	(2,801)	4,428	11,675	12,058	1,539
Total other-than-temporary impairment	—	—	—	(2,443)	(373)
Portion of loss recognized in (reclassified from) other comprehensive income	—	—	—	624	—
Net impairment losses recognized in earnings	—	—	—	(1,819)	(373)
Total other operating revenue	$616,784	$656,249	$635,915	$622,551	$588,689

Non-GAAP Reconciliation:[1]
Transaction card revenue on income statement	84,025	119,988	116,452	109,579	104,940
Netting adjustment	—	(38,845)	(38,105)	(35,929)	(33,269)
Transaction card revenue after netting adjustment	84,025	81,143	78,347	73,650	71,671

[1]
Non-GAAP measure to net interchange charges from prior years between transaction card revenue and data processing and communications expense as a result of the recent revenue recognition standard. This measure has no effect on net income or earnings per share.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 40% of total revenue for 2018, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as rising interest rates resulting in growth in net interest revenue or fiduciary and asset management revenue, may also decrease mortgage banking production volumes. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail broker and investment banking, decreased $23.3 million or 18% compared to the prior year.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies and municipal securities to institutional customers and related derivative instruments. Trading revenue also includes gains and losses on instruments we hold as economic hedges of changes in the fair value of trading securities. During 2018, we significantly expanded our U.S. government residential mortgage-backed securities trading activities. Average trading securities increased $1.0 billion over the previous year. Net interest revenue earned on our trading portfolio grew $37.0 million. However, trading revenue decreased $15.5 million to $28.1 million in 2018 primarily due to an $18.3 million increase in hedging costs.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Derivative contracts executed with customers are offset with contracts between selected counterparties and exchanges to minimize market risk from changes in commodity prices, interest rates or foreign exchange rates. Customer hedging revenue totaled $38.8 million for 2018, a decrease of $5.3 million or 12% compared to 2017. The volume of derivative contracts sold to our mortgage banking customers used to hedge their pipelines of mortgage loan originations decreased as average mortgage rates rose during 2018.

Revenue earned from retail brokerage transactions totaled $22.2 million for 2018, a decrease of $766 thousand or 3% compared to the prior year. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each type of product. We expect retail brokerage revenue to continue to decline as more relationships are transitioned to managed accounts, which are included in fiduciary and asset management revenue.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $19.3 million for 2018, a decrease of $1.7 million or 8% compared to 2017, related to the timing and volume of completed transactions.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue totaled $84.0 million for 2018, a $2.9 million or 4% increase over 2017. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $76.2 million, up $2.7 million or 4% over 2017. The number of TransFund ATM locations totaled 2,426 at December 31, 2018 compared to 2,223 at December 31, 2017. Merchant services fees paid by customers for account management and electronic processing of card transactions totaled $7.8 million, relatively consistent with the prior year.

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

Fiduciary and asset management revenue grew $6.4 million or 4% over 2017 primarily due to growth in managed fiduciary assets.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 4 -- Assets Under Management or Administration

	Year Ended December 31,
	2018				2017
	Balance	Revenue[1]	Margin[2]		Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$8,115,503	$92,633	1.14%		$7,801,968	$85,328	1.09%
Institutional	13,119,497	22,488	0.17%		13,192,969	21,630	0.16%
Total managed fiduciary assets	21,235,000	115,121	0.54%		20,994,937	106,958	0.51%

Non-managed assets:
Fiduciary	23,606,339	67,460	0.22%	[3]	27,766,540	53,511	0.19%
Non-fiduciary	15,964,854	2,122	0.01%		16,969,222	2,420	0.01%
Safekeeping and brokerage assets under administration	15,473,584	—	—%		16,097,098	—	—%
Total non-managed assets	55,044,777	69,582	0.10%		60,832,860	55,931	0.09%

Total assets under management or administration	$76,279,777	$184,703	0.22%	[3]	$81,827,797	$162,889	0.20%

[1]	Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.

[2]	Revenue divided by period-end balance.
3 Excludes $15.4 million fee earned through client asset management.

A summary of changes in assets under management or administration for the year ended December 31, 2018 and 2017 follows:

Table 5 -- Changes in Assets Under Management or Administration

	Year Ended December 31,
	2018	2017
Beginning balance	$81,827,797	$75,407,863
Net inflows (outflows)	(6,812,199)	(406,469)
Change in assets from acquisitions	998,705	—
Net change in fair value	265,474	6,826,403
Ending balance	$76,279,777	$81,827,797

The Tax Cuts and Jobs Act eliminated the ability for bond issuers to use tax-exempt bonds to advance refund their outstanding debt; thus putting downward pressure on our Corporate Trust asset balance through most of the year. This, combined with larger than expected departures in our retirement plan space, led to higher asset outflows in 2018.

Mortgage banking revenue totaled $97.8 million for 2018, a $6.9 million or 7% decrease compared to 2017. Production volume is down $666 million as primary interest rates increased 56 basis points compared to 2017. While increased market competition has negatively impacted our gain on sale margins, this was more than offset by improved hedging performance and better pricing discipline. Mortgage servicing revenue was $66.1 million, consistent with the prior year. The outstanding principal balance of mortgage loans serviced for others totaled $21.7 billion at December 31, 2018, a $388 million decrease compared to December 31, 2017.

Table 6 – Mortgage Banking Revenue
(In thousands)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Mortgage production revenue	$31,690	$38,498	$69,628	$69,587	$61,061

Mortgage loans funded for sale	$2,587,297	$3,286,873	$6,117,417	$6,372,956	$4,484,394
Add: Current year end outstanding commitments	160,848	222,919	318,359	601,147	627,505
Less: Prior year end outstanding commitments	222,919	318,359	601,147	627,505	258,873
Total mortgage production volume	2,525,226	3,191,433	5,834,629	6,346,598	4,853,026

Gain on sale margin	1.25%	1.21%	1.19%	1.10%	1.26%
Mortgage loan refinances to mortgage loans funded for sale	28%	40%	51%	42%	30%
Primary mortgage interest rates:
Average	4.54%	3.99%	3.65%	3.85%	4.17%
Period end	4.55%	3.99%	4.32%	3.96%	3.83%

Mortgage servicing revenue	$66,097	$66,221	$64,286	$56,415	$48,032
Average outstanding principal balance of mortgage loans serviced for others	21,891,749	22,055,002	20,837,897	17,920,557	14,940,915

Average mortgage servicing fee rates	0.30%	0.30%	0.31%	0.31%	0.32%

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
The net economic cost of the changes in fair value of mortgage servicing rights and related economic hedges was $15.6 million in 2018, including a $4.7 million increase in the fair value of mortgage servicing rights, offset by a $25.0 million decrease in the fair value of securities and derivative contracts held as an economic hedge and $4.8 million of related net interest revenue. This increase is due to the combination of unhedgeable factors and significant mortgage rate volatility during the year, particularly in the fourth quarter.

The net economic cost of changes in the fair value of mortgage servicing rights and related economic hedges was $6.6 million for 2017. The fair value of mortgage servicing rights increased $172 thousand. The fair value of securities and interest rate derivative contracts held as an economic hedge decreased $2.1 million. Net interest earned on securities held as an economic hedge was $8.4 million.

Table 7 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Gain (loss) on mortgage hedge derivative contracts, net	$551	$681	$(15,696)	$634	$2,776
Gain (loss) on fair value option securities, net	(25,572)	(2,733)	(10,555)	(3,684)	10,003
Gain (loss) on economic hedge of mortgage servicing rights	(25,021)	(2,052)	(26,251)	(3,050)	12,779
Gain (loss) on change in fair value of mortgage servicing rights	4,668	172	(2,193)	(4,853)	(16,445)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(20,353)	(1,880)	(28,444)	(7,903)	(3,666)
Net interest revenue on fair value option securities[1]	4,798	8,435	4,356	8,001	3,253
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(15,555)	$6,555	$(24,088)	$98	$(413)

[1]	Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Fourth Quarter 2018 Other Operating Revenue

Other operating revenue was $136.5 million for the fourth quarter of 2018, a decrease of $20.9 million compared to the fourth quarter of 2017. CoBiz added $5.8 million to other operating revenue in the fourth quarter of 2018. Excluding Cobiz, other operating revenue decreased $29.4 million. The fourth quarter of 2018 included a $12.4 million decrease in the fair value of mortgage servicing rights, net of economic hedges, while the fourth quarter of 2017 included a $1.4 million decrease. Other gains and losses, net, decreased $9.6 million primarily due to changes in the fair value of assets related to the deferred compensation plan and equity securities not held for trading purposes.

Brokerage and trading revenue was $28.1 million for the fourth quarter of 2018, a decrease of $8.4 million, excluding CoBiz. Trading revenue decreased $4.1 million largely due to increased cost of hedging a larger trading portfolio. Net interest revenue on the trading portfolio increased $12.0 million over the same period of 2017. Investment banking revenue decreased $3.4 million primarily related to the timing and volume of completed transactions.

Mortgage banking revenue was $21.9 million for the fourth quarter of 2018, a decrease of $2.5 million compared to the fourth quarter of 2017 due primarily to a decrease in mortgage loan production volume as a result of higher interest rates and increased market competition. Mortgage loan production volumes were $460 million for the fourth quarter of 2018, compared to $729 million in the fourth quarter of 2017.

2017 Other Operating Revenue

Other operating revenue totaled $656.2 million for 2017, up $20.3 million or 3% over 2016. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased operating revenue in 2017 by $1.9 million and decreased operating revenue by $28.4 million in 2016.

Transaction card revenue grew by $2.8 million over 2016 primarily due to growth in transaction volumes. Fiduciary and asset management fees increased $27.5 million primarily due to growth in assets under management, improved pricing discipline and decreased fee waivers.

Mortgage banking revenue decreased by $29.2 million compared 2016 mainly due to a decrease in production volume. This was largely related to the Company's strategic decision to exit the correspondent lending channel during 2016.

Brokerage and trading revenue for 2017 decreased $6.8 million compared to 2016. Excluding a $5.0 million decrease in the value of trading securities due to the unexpected increase in interest rates in 2016, brokerage and trading revenue decreased $11.8 million or 9%. The revenue decrease generally resulted from customer reaction to rising interest rates along with changes in regulations.

Other gains, net totaled $11.2 million for 2017 mainly due to the sale of certain merchant banking investments during the year.

Other Operating Expense

Other operating expense for 2018 totaled $1.0 billion, a $41.5 million or 4% increase over the prior year. CoBiz added $16.6 million in closing and integration costs during 2018, primarily affecting professional fees and services and personnel expenses. Operations related to CoBiz added $29.7 million to other operating expense. Excluding those costs, operating expense decreased $4.8 million, largely consistent with 2017. The fluctuation discussion below excludes closing and integration costs.

Table 8 – Other Operating Expense
(In thousands)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Regular compensation	$358,280	$333,226	$332,740	$313,403	$298,420
Incentive compensation:
Cash-based compensation	132,593	127,964	128,077	114,305	111,748
Share-based compensation	3,572	23,602	10,464	12,358	10,875
Deferred compensation	(419)	4,091	1,687	361	(13,692)
Total incentive compensation	135,746	155,657	140,228	127,024	108,931
Employee benefits	89,105	84,525	80,151	74,871	69,580
Total personnel expense	583,131	573,408	553,119	515,298	476,931
Business promotion	30,523	28,877	26,582	27,851	26,649
Charitable contributions to BOKF Foundation	2,846	2,000	2,000	796	4,267
Professional fees and services	59,099	51,067	56,783	40,123	44,440
Net occupancy and equipment	97,981	86,477	80,024	76,016	77,232
Insurance	23,318	19,653	32,489	20,375	18,578
Data processing & communications[1]	114,796	108,125	93,736	86,454	81,956
Printing, postage and supplies	17,169	15,689	15,584	13,498	13,518
Net losses & operating expenses of repossessed assets	17,052	9,687	3,359	1,446	6,019
Amortization of intangible assets	9,620	6,779	6,862	4,359	3,965
Mortgage banking costs	46,298	52,856	61,387	38,813	31,705
Other expense	26,333	32,054	47,560	35,233	28,993
Total other operating expense	$1,028,166	$986,672	$979,485	$860,262	$814,253

Average number of employees (full-time equivalent)	4,993	4,900	4,872	4,797	4,679

Non-GAAP Reconciliation:[1]
Data processing and communications expense on income statement	114,796	146,970	131,841	122,383	115,225
Netting adjustment	—	(38,845)	(38,105)	(35,929)	(33,269)
Data processing and communications expense after netting adjustment	114,796	108,125	93,736	86,454	81,956

[1]
Non-GAAP measure to net interchange charges from prior quarters between transaction card revenue and data processing and communications expense as a result of the recent revenue recognition standard. This measure has no effect on net income or earnings per share.

Personnel expense

Personnel expense increased $4.0 million in 2018. An increase in regular compensation expense largely as a result of the addition of CoBiz employees in the fourth quarter was partially offset by a decrease in incentive compensation due to changes in vesting assumptions.

Regular compensation expense, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $24.9 million or 7% over 2017, which included $13.5 million related to the addition of CoBiz employees. The remaining increase is primarily due to standard annual merit increases, which were effective for the majority of our staff on March 1. The average number of employees increased with the addition of CoBiz employees in the fourth quarter of 2018.

Incentive compensation decreased $24.6 million or 16% compared to 2017. Cash-based incentive compensation plans, which are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions, remained consistent compared to 2017.

Share-based compensation expense represents expense for equity awards based on the grant-date fair value. Non-vested shares generally cliff vest in 3 years and are subject to a two year holding period after vesting. The number of shares that will ultimately vest is determined by BOKF's change in earnings per share relative to a defined group of peer banks. In addition, compensation costs related to certain shares is variable based on changes in the fair value of BOK Financial common shares. Share-based compensation expense for equity awards decreased $20.0 million or 85% compared to 2017, primarily due to a decrease in the vesting probability of certain performance-based share awards.

The Company currently offers a deferred compensation plan for certain executive and senior officers. Deferred compensation expense decreased $4.5 million compared to the prior year. Deferred compensation expense is largely offset by changes in the fair value of assets held in rabbi trusts for the benefit of participants, which is included other gains (losses), net in the Consolidated Statements of Earnings.

Non-personnel operating expense

Non-personnel expense increased $20.9 million or 5% over the prior year.

Occupancy and equipment expense increased $11.4 million or 13%, including $3.2 million related to CoBiz operations. The remaining increase is largely due to our new Oklahoma City headquarters. Data processing and communications expense increased $6.3 million or 6% primarily due to technology project costs.

Insurance expense increased $3.7 million or 19%. The Company received $5.1 million in credits during 2017 related to the revision of certain inputs to the assessment calculation filed for years 2013 through 2016. This was partially offset by the elimination of a large bank deposit insurance surcharge assessed by the FDIC in the fourth quarter of 2018.

Mortgage banking expense decreased $6.6 million or 12%, primarily due to a decrease in accruals related to default servicing and loss mitigation costs on loans serviced for others.

Net losses and operating expenses of repossessed assets increased $7.4 million over the prior year mainly due to write-downs on a set of oil and gas properties and a healthcare property in 2018.

Other expense decreased $5.7 million compared to the prior year primarily due to reductions in litigation expenses and expenses related to merchant banking investments that were sold in 2017.

Fourth Quarter 2018 Operating Expenses

Other operating expense for the fourth quarter of 2018 totaled $284.6 million, an increase of $30.2 million compared to the fourth quarter of 2017. The fourth quarter of 2018 included $14.5 million of CoBiz closing and acquisition costs. The discussion following excludes these costs.

Personnel expense increased $9.7 million over the fourth quarter of 2017. Regular compensation expense increased $17.8 million compared to the fourth quarter of 2017. The addition of CoBiz employees added $13.5 million. The remaining increase is due primarily to annual merit increases. Incentive compensation decreased $13.4 million. Share-based compensation expense decreased $8.1 million mainly due to changes in vesting assumptions related to the Company's earnings per share growth relative to a defined peer group. Deferred compensation expense decreased $4.8 million, which is largely offset by changes in the fair value of assets held in rabbi trusts for the benefit of participants.

Non-personnel expense increased $5.9 million compared to the fourth quarter of 2017. Occupancy and equipment costs increased $5.3 million due primarily to our new Oklahoma City headquarters. Net losses and operating expenses of repossessed assets increased $2.2 million mainly due to gains in the fourth quarter of 2017. Intangible amortization increased $3.9 million primarily related to fourth quarter 2018 amortization of the CoBiz identifiable intangible assets. Professional fees and services decreased $3.0 million largely as a result of one-time technology assessments and a large project that was implemented in the fourth quarter of 2017. Mortgage banking costs decreased $2.8 million primarily due to a decrease in accruals related to default servicing and loss mitigation costs on loans serviced for others. Insurance expense decreased $2.3 million primarily due to the elimination of a large bank deposit insurance surcharge assessed by the FDIC.

2017 Operating Expenses

Other operating expense totaled $986.7 million for 2017, a $7.2 million or 1% increase over 2016.

Personnel expense increased $20.3 million or 4%. Incentive compensation expense increased $15.4 million or 11%, mainly due to the the increase in the vesting probability of certain performance-based share awards and increase in the fair value of BOK Financial common shares. Employee benefit expense increased $4.4 million primarily due to employee medical costs.

Non-personnel expense decreased $13.1 million or 3% compared to 2016. Insurance expense decreased $12.8 million due to a credit received in 2017 related to the revision of certain inputs to the assessment calculation along with the benefit from decreased criticized and classified asset levels. Mortgage banking expense decreased $8.5 million primarily related to actual mortgage loan prepayments. Professional fees and services expense decreased $5.7 million due to Mobank integration costs incurred in 2016. Other expense decreased $15.5 million due primarily to higher litigation and settlement expenses in 2016.

Data processing and communications expense increased $14.4 million and net occupancy and equipment expense increased $6.5 million primarily related to continued upgrades of our information technology infrastructure and cybersecurity. Net losses and operation expenses of repossessed assets increased $6.3 million mainly due to a write-down of a set of oil and gas properties.

Income Taxes

Income tax expense was $119.1 million or 21.1% of net income before taxes for 2018, $182.6 million or 35.2% of net income before taxes for 2017 and $106.4 million or 31.4% of net income before taxes for 2016. Tax Reform enacted in 2017 added $11.7 million of expense in 2017 largely due to the revaluation of net deferred tax assets. Excluding the effect of adjustments for tax reform, the 2017 income tax expense would have been 33.0% of net income before taxes.

In 2018, we completed our accounting for uncertainties that resulted from the Tax Reform Act. Resolution of these uncertainties and revaluation of deferred taxes decreased 2018 tax expense by $1.7 million. Excluding these adjustments, the 2018 effective tax rate would have been 21.4%.

Net deferred tax assets totaled $35 million at December 31, 2018 compared to net deferred tax assets of $15 million at December 31, 2017. We have evaluated the recoverability of our deferred tax assets based on the generation of future taxable income during the periods in which those temporary differences become deductible and determined that no valuation allowance was required in 2018 and 2017.

Unrecognized tax benefits totaled $19 million at December 31, 2018 compared to $18 million at December 31, 2017. BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense, and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.

Income tax expense was $20.1 million or 15.7% of net income before taxes for the fourth quarter of 2018 compared to $54.3 million or 42.9% of net income before taxes for the fourth quarter of 2017. The 2017 tax returns were finalized in the fourth quarter resolving uncertainties caused by last year's Tax Cuts and Jobs Act. Resolution of these uncertainties and other routine adjustments reduced tax expense for the quarter by $8.6 million.
Table 9 – Selected Quarterly Financial Data (Unaudited)
(In thousands, except per share data)

	2018
	First	Second	Third	Fourth
Interest revenue	$265,407	$294,180	$303,247	$365,592
Interest expense	45,671	55,618	62,364	79,906
Net interest revenue	219,736	238,562	240,883	285,686
Provision for credit losses	(5,000)	—	4,000	9,000
Net interest revenue after provision for credit losses	224,736	238,562	236,883	276,686

Fees and commissions revenue	159,913	157,331	166,265	160,133
Gain (loss) on financial instruments and other assets, net	(25,130)	(2,655)	(4,296)	555
Change in fair value of mortgage servicing rights	21,206	1,723	5,972	(24,233)
Other operating revenue	155,989	156,399	167,941	136,455

Personnel expense	139,947	138,947	143,531	160,706
Other non-personnel expense	104,483	107,529	109,086	123,937
Total other operating expense	244,430	246,476	252,617	284,643

Net income before taxes	136,295	148,485	152,207	128,498
Federal and state income taxes	30,948	33,330	34,662	20,121
Net income	105,347	115,155	117,545	108,377
Net income (loss) attributable to non-controlling interests	(215)	783	289	(79)
Net income attributable to shareholders of BOK Financial Corp. shareholders	$105,562	$114,372	$117,256	$108,456

Earnings per share:
Basic	$1.61	$1.75	$1.79	$1.50
Diluted	$1.61	$1.75	$1.79	$1.50

Average shares:
Basic	64,847,334	64,901,975	64,901,095	71,808,029
Diluted	64,888,033	64,937,226	64,934,351	71,833,334

Table 9 – Selected Quarterly Financial Data (Unaudited) (continued)
(In thousands, except per share data)

	2017
	First	Second	Third	Fourth
Interest revenue	$226,390	$235,181	$255,413	$255,767
Interest expense	25,208	29,977	36,961	38,904
Net interest revenue	201,182	205,204	218,452	216,863
Provision for credit losses	—	—	—	(7,000)
Net interest revenue after provision for credit losses	201,182	205,204	218,452	223,863

Fees and commissions revenue[1]	154,712	166,617	163,163	157,900
Gain (loss) on financial instruments and other assets, net	4,525	12,359	3,271	(6,470)
Change in fair value of mortgage servicing rights	1,856	(6,943)	(639)	5,898
Other operating revenue	161,093	172,033	165,795	157,328

Personnel expense	136,425	143,744	147,910	145,329
Other non-personnel expense[1]	99,083	96,922	108,109	109,150
Total other operating expense	235,508	240,666	256,019	254,479

Net income before taxes	126,767	136,571	128,228	126,712
Federal and state income taxes	38,103	47,705	42,438	54,347
Net income	$88,664	$88,866	$85,790	$72,365
Net income (loss) attributable to non-controlling interests	308	719	141	(127)
Net income attributable to shareholders of BOK Financial Corp. shareholders	$88,356	$88,147	85,649	72,492

Earnings per share:
Basic	$1.35	$1.35	$1.31	$1.11
Diluted	$1.35	$1.35	$1.31	$1.11

Average shares:
Basic	64,715,964	64,729,752	64,742,822	64,793,005
Diluted	64,783,737	64,793,134	64,805,172	64,843,179

[1]
Non-GAAP measure to net interchange charges from prior years between transaction card revenue and data processing and communications expense as a result of the recent revenue recognition standard. This measure has no effect on net income or earnings per share.

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

As shown in Table 10 following, net income attributable to our lines of business increased $102.3 million or 29% over the prior year. Net interest revenue grew by $89.5 million over the prior year. Other operating revenue decreased $57.5 million and other operating expenses decreased $44.5 million. Net charge-offs were up $17.2 million over the prior year.

The operations of CoBiz, acquired on October 1, 2018, were not yet allocated to the operating segments at December 31, 2018. Accordingly, the operations, assets and liabilities of CoBiz were included in Funds Management and other for 2018.

Table 10 – Net Income by Line of Business
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Commercial Banking	$336,376	$270,504	$204,140
Consumer Banking	26,581	16,886	(5,323)
Wealth Management	86,544	59,849	31,681
Subtotal	449,501	347,239	230,498
Funds Management and other	(3,855)	(12,595)	2,170
Total	$445,646	$334,644	$232,668

Commercial Banking

Commercial Banking contributed $336.4 million to consolidated net income in 2018, up $65.9 million or 24% over the prior year, primarily due to the positive impact of the Tax Cuts and Jobs Act. Income before taxes was unchanged from the previous year. Growth in net interest revenue from improved loan yields and growth in average balances of loans attributed to Commercial Banking was offset by increased credit costs and higher corporate expense allocations.

Table 11 – Commercial Banking
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net interest revenue from external sources	$726,856	$618,325	$501,042
Net interest expense from internal sources	(156,254)	(89,106)	(62,655)
Total net interest revenue	570,602	529,219	438,387
Net loans charged off	30,358	13,877	32,961
Net interest revenue after net loans charged off	540,244	515,342	405,426

Fees and commissions revenue[1]	161,949	163,107	158,664
Other gains, net	752	7,192	1,393
Other operating revenue	162,701	170,299	160,057

Personnel expense	121,686	116,684	113,192
Non-personnel expense[1]	71,125	73,330	65,956
Other operating expense	192,811	190,014	179,148

Net direct contribution	510,134	495,627	386,335
Gain on financial instruments, net	26	52	10
Gain (loss) on repossessed assets, net	(6,532)	(2,681)	669
Corporate expense allocations	45,818	34,253	36,134
Income before taxes	457,810	458,745	350,880
Federal and state income taxes	121,434	188,241	146,740
Net income	$336,376	$270,504	$204,140

Average assets	$18,431,411	$17,730,654	$17,175,325
Average loans	15,073,484	14,373,830	13,757,245
Average deposits	8,517,137	8,725,920	8,477,829
Average invested capital	1,525,077	1,312,438	1,256,211

[1]
Fees and commission revenue for 2017 and 2016 has been adjusted on a comparable basis with 2018 (Non-GAAP measure) to net interchange fees paid to issuing banks on card transactions processed by our TransFund merchant processing services for the twelve months ended December 31, 2017 and December 31, 2016 as a result of the recent revenue recognition standard. The discussion following is based on this comparable basis.

Net interest revenue increased $41 million or 8% over 2017. Growth in net interest revenue was due to improved yields and a $700 million increase in average loan balances as discussed further in the Loans section of Management's Discussion and Analysis of Financial Condition. Commercial and commercial real estate loans are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $8.5 billion for 2018, a decrease of $209 million or 2% compared to 2017. See additional discussion concerning changes in Commercial Banking deposits in the Liquidity and Capital section of Management's Discussion and Analysis following.

Fees and commissions revenue were relatively unchanged compared to 2017. Transaction card revenue generated by the TransFund EFT network increased $2.3 million or 3% largely due to a $2.7 million increase in revenues from the processing of transactions on behalf of the members of our TransFund EFT network as well as a 9% increase in TransFund ATM locations. Other revenue decreased $3.8 million or 14% as a result of a sale of a merchant banking investment in 2017.

Operating expense increased $2.8 million or 1% compared to 2017. Personnel costs increased $5.0 million or 4% primarily due to an increase in incentive compensation expense. Non-personnel expense decreased $2.2 million or 3% compared to the prior year. Decreases in miscellaneous expenses and intangible asset amortization were partially offset by an increase in net repossession expense.

Corporate expense allocations increased $11.6 million compared to the prior year primarily due to enhancements of activity based costing drivers to better reflect services being utilized by the Commercial Banking line of business.

Consumer Banking

Consumer Banking services are provided through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our consumer banking markets and through HomeDirect Mortgage, an online origination channel.

Net income attributed to Consumer Banking totaled $26.6 million for 2018, compared to $16.9 million in the prior year. Increased net income was largely due to net interest revenue partially offset by changes in the fair value of our mortgage servicing rights, net of economic hedges.

Table 12 – Consumer Banking
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net interest revenue from external sources	$83,231	$84,286	$77,283
Net interest revenue from internal sources	73,448	53,916	43,156
Total net interest revenue	156,679	138,202	120,439
Net loans charged off	5,143	4,786	4,925
Net interest revenue after net loans charged off	151,536	133,416	115,514

Fees and commissions revenue	178,174	185,030	216,324
Other losses, net	(51)	(152)	(39)
Other operating revenue	178,123	184,878	216,285

Personnel expense	95,427	99,889	101,295
Other non-personnel expense	114,760	121,790	146,183
Total other operating expense	210,187	221,679	247,478

Net direct contribution	119,472	96,615	84,321
Loss on financial instruments, net	(25,021)	(2,054)	(26,252)
Change in fair value of mortgage servicing rights	4,668	172	(2,193)
Gain on repossessed assets, net	247	223	979
Corporate expense allocations	63,700	67,320	65,567
Net income before taxes	35,666	27,636	(8,712)
Federal and state income taxes	9,085	10,750	(3,389)

Net income	$26,581	$16,886	$(5,323)

Average assets	$8,303,262	$8,544,117	$8,254,666
Average loans	1,731,894	1,734,836	1,736,260
Average deposits	6,560,145	6,610,134	6,607,816
Average invested capital	285,521	298,243	351,750

Net interest revenue from Consumer Banking activities grew by $18.5 million or 13% over 2017, primarily related to increased yields on deposit balances sold to the Funds Management unit. Average loans were largely unchanged while average deposits decreased $50 million.

Fees and commissions revenue decreased $6.9 million or 4% compared to the prior year. Mortgage banking revenue decreased$6.8 million or 6% compared the prior year due to rising mortgage rates that have slowed production. Mortgage loan production volumes decreased $666 million compared to 2017.

Operating expense decreased $11.5 million or 5% compared to 2017. Personnel expense was down $4.5 million or 4%, primarily due to incentive compensation expense and efforts to right size the business as mortgage production volume is down. Non-personnel expense decreased $7.0 million or 6%. Mortgage banking costs were down $6.6 million compared to the prior year.

Corporate expense allocations decreased $3.6 million compared to 2017.

Changes in the fair value of our mortgage servicing rights, net of economic hedges as more fully presented in Table 7, resulted in a $20.4 million decrease to pre-tax net income for 2018 compared to a $1.9 million decrease to pre-tax net income in 2017.

Wealth Management

Wealth Management contributed $86.5 million to consolidated net income in 2018, up $26.7 million or 45% over the prior year, including a $15.4 million fee on the sale of client assets in 2018. The fluctuation discussion below excludes this fee. The remaining increase was primarily due to growth in net interest revenue and favorable impact of the Tax Cut and Jobs Act.

Table 13 – Wealth Management
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net interest revenue from external sources	$81,527	$45,024	$33,006
Net interest revenue from internal sources	31,505	38,344	29,043
Total net interest revenue	113,032	83,368	62,049
Net loans charged off (recovered)	(288)	(696)	(801)
Net interest revenue after net loans charged off (recovered)	113,320	84,064	62,850

Fees and commissions revenue	296,465	301,485	282,710
Other gains (losses), net	(96)	(51)	512
Other operating revenue	296,369	301,434	283,222

Personnel expense	184,144	183,727	190,756
Other non-personnel expense	64,815	62,899	60,239
Other operating expense	248,959	246,626	250,995

Net direct contribution	160,730	138,872	95,077
Loss on financial instruments, net	7	—	(42)
Gain (loss) on repossessed assets, net	—	387	—
Corporate expense allocations	44,190	40,562	42,378
Net income before taxes	116,547	98,697	52,657
Federal and state income tax	30,003	38,848	20,976

Net income	$86,544	$59,849	$31,681

Average assets	$8,446,006	$7,072,622	$7,373,080
Average loans	1,423,126	1,314,441	1,352,694
Average deposits	5,617,325	5,516,214	5,457,566
Average invested capital	252,961	236,815	351,750

Net interest revenue increased $30 million or 36% over the prior year driven by growth in trading securities and loans along with net interest margin expansion. Average trading securities increased $1.0 billion over 2017. Average loan balances were up $109 million or 8% over the prior year and average deposit balances increased $101 million or 2%.

Fees and commissions revenue decreased $20.4 million or 7% compared to the prior year. Fiduciary and asset management revenue increased $4.8 million compared to 2017. Brokerage and trading revenue decreased $29.7 million compared to the prior year due to an increase in the cost of hedging the larger trading portfolio.

Operating expenses increased $2.3 million or 1% compared to the prior year. Personnel expense was relatively consistent with 2017 and non-personnel expense was well controlled, up $1.9 million or 3% over 2017.

Corporate expense allocations increased $3.6 million or 9% over the prior year due to enhancements of activity based costing drivers to better reflect services being utilized by the Wealth Management line of business.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale.

Table 14 – Securities
(In thousands)

	December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading:
U.S. government agency debentures	$63,511	$63,765	$21,188	$21,196	$6,238	$6,234
U.S. government agency residential mortgage-backed securities	1,781,618	1,791,584	393,190	392,673	309,432	310,067
Municipal and other tax-exempt securities	34,508	34,507	13,476	13,559	14,377	14,427
Asset-backed securities	41,971	42,656	23,911	23,885	—	—
Other trading securities	24,346	24,411	11,359	11,363	6,843	6,900
Total trading securities	$1,945,954	$1,956,923	$463,124	$462,676	$336,890	$337,628

Investment:
Municipal and other tax-exempt securities	$137,296	$138,562	$228,186	230,349	$320,364	$321,225
U.S. government agency residential mortgage-backed securities	12,612	12,770	15,891	16,242	20,777	21,473
Other debt securities	205,279	215,966	217,716	233,444	205,004	222,795
Total investment securities	$355,187	$367,298	$461,793	$480,035	$546,145	$565,493

Available for sale:
U.S. Treasury securities	$496	$493	$1,000	$1,000	$1,000	$999
Municipal and other tax-exempt securities	2,782	2,864	27,182	27,080	41,050	40,993
Residential mortgage-backed securities:
U.S. government agencies	5,886,323	5,804,708	5,355,148	5,309,152	5,475,351	5,460,386
Private issue	40,948	59,736	74,311	93,221	101,192	115,535
Total residential mortgage-backed securities	5,927,271	5,864,444	5,429,459	5,402,373	5,576,543	5,575,921
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,986,297	2,953,889	2,858,885	2,834,961	3,035,750	3,017,933
Other debt securities	35,545	35,430	25,500	25,481	4,400	4,152
Perpetual preferred stock[1]	—	—	12,562	15,767	15,561	18,474
Equity securities and mutual funds[1]	—	—	14,487	14,916	17,424	18,357
Total available for sale securities	$8,952,391	$8,857,120	$8,369,075	$8,321,578	$8,691,728	$8,676,829

Fair value option securities:
U.S. government agency residential mortgage-backed securities	$280,469	$283,235	$756,931	$755,054	$78,823	$77,046

[1]
As a result of the recent measurement accounting standard effective January 1, 2018, equity securities are no longer considered part of the available for sale portfolio and have been moved to other assets.

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

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $9.0 billion at December 31, 2018, an increase of $583 million compared to December 31, 2017. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At December 31, 2018, residential mortgage-backed securities represented 66% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the effective duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities portfolios at December 31, 2018 is 3.2 years. Management estimates the combined portfolios' duration extends to 3.8 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.6 years assuming a 100 basis point decline in the current low rate environment.

The aggregate gross amount of unrealized losses on available for sale securities totaled $138 million at December 31, 2018, a $49 million increase compared to December 31, 2017. On a quarterly basis, we perform an evaluation on debt securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings in 2018.

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

Bank-Owned Life Insurance

We have approximately $382 million of bank-owned life insurance at December 31, 2018. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $295 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At December 31, 2018, the fair value of investments held in separate accounts was approximately $294 million. As the underlying fair value of the investments held in a separate account at December 31, 2018 was less than the aggregate book value of the investments, approximately $813 thousand cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $87 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $21.7 billion at December 31, 2018, an increase of $4.5 billion over December 31, 2017. Excluding $2.9 billion of loans, net of fair value adjustments, added by the CoBiz acquisition, loans grew by $1.6 billion or 9%, primarily due to commercial and commercial real estate loans. CoBiz added $1.8 billion to our commercial loan portfolio, primarily in the services and public finance loan classes, and $838 million to our commercial real estate portfolio. Substantially all CoBiz loans are attributed to Colorado and Arizona.

Table 15 – Loans
(In thousands)

	December 31,
	2018	2017	2016	2015	2014
Commercial:
Energy	$3,590,333	$2,930,156	$2,497,868	$3,097,328	$2,860,428
Services	3,252,146	2,522,025	2,632,036	2,480,361	2,033,082
Healthcare	2,733,537	2,243,487	2,120,722	1,867,172	1,397,912
Wholesale/retail	1,621,158	1,471,256	1,576,818	1,418,024	1,435,650
Public finance	876,336	541,775	568,214	324,922	428,302
Manufacturing	730,521	496,774	514,975	556,729	532,594
Other commercial and industrial	832,047	528,502	480,191	507,995	407,702
Total commercial	13,636,078	10,733,975	10,390,824	10,252,531	9,095,670

Commercial real estate:
Multifamily	1,288,065	980,017	903,272	751,085	704,298
Office	1,072,920	831,770	798,888	637,707	415,544
Retail	919,082	691,532	761,888	796,499	666,889
Industrial	778,106	573,014	871,749	563,169	428,817
Residential construction and land development	148,584	117,245	135,533	160,426	143,591
Other commercial real estate	558,056	286,409	337,716	350,147	369,011
Total commercial real estate	4,764,813	3,479,987	3,809,046	3,259,033	2,728,150

Residential mortgage:
Permanent mortgage	1,320,165	1,043,435	1,006,820	945,336	969,951
Permanent mortgages guaranteed by U.S. government agencies	190,866	197,506	199,387	196,937	205,950
Home equity	719,002	732,745	743,625	734,620	773,611
Total residential mortgage	2,230,033	1,973,686	1,949,832	1,876,893	1,949,512

Personal	1,025,806	965,776	839,958	552,697	434,705

Total	$21,656,730	$17,153,424	$16,989,660	$15,941,154	$14,208,037

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

Commercial loans totaled $13.6 billion or 63% of the loan portfolio at December 31, 2018, growing $1.1 billion or 10% over December 31, 2017, excluding the impact of acquired loans. This growth was led by a $640 million or 22% increase in energy sector loans. Healthcare sector loans were up $174 million or 8%. Service sector loans increased $126 million or 5% and other commercial and industrial loans increased $107 million or 20%.

Table 16 presents our commercial loan portfolio distributed primarily by collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location.

Table 16 – Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$803,550	$1,935,449	$35,021	$2,615	$368,819	$6,517	$82,914	$355,448	$3,590,333
Services	637,835	695,096	167,297	14,281	656,504	405,450	282,613	393,070	3,252,146
Healthcare	221,520	362,984	123,372	80,046	331,458	217,383	202,688	1,194,086	2,733,537
Wholesale/retail	204,660	615,880	36,299	30,711	179,976	113,878	70,220	369,534	1,621,158
Public finance	98,705	185,817	42,908	—	165,320	113,427	55,207	214,952	876,336
Manufacturing	95,539	166,072	189	5,115	187,979	126,634	71,362	77,631	730,521
Other commercial and industrial	94,259	184,290	3,585	67,413	142,692	54,483	62,265	223,060	832,047
Total commercial loans	$2,156,068	$4,145,588	$408,671	$200,181	$2,032,748	$1,037,772	$827,269	$2,827,781	$13,636,078

The majority of our commercial portfolio is located within our geographic footprint. At December 31, 2018, the Other category is composed primarily of California totaling $524 million or 4% of the commercial portfolio, Florida totaling $302 million or 2% of the commercial portfolio, Pennsylvania totaling $153 million or 1% of the commercial portfolio, Ohio totaling $150 million or 1% of the commercial portfolio and Louisiana totaling $142 million or 1%. All other states individually represent less than one percent of the total commercial loan portfolio.
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

Outstanding energy loans totaled $3.6 billion or 17% of total loans at December 31, 2018. Unfunded energy loan commitments increased by $335 million during the year to $3.2 billion at December 31, 2018. Approximately $2.9 billion or 82% of energy loans were to oil and gas producers, a $454 million increase over December 31, 2017. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 57% of the committed production loans are secured by properties primarily producing oil and 43% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers in the midstream sector of the industry totaled $420 million or 12% of energy loans, an increase of $159 million over the prior year. Loans to borrowers that provide services to the energy industry totaled $176 million or 5% of energy loans, an increase of $46 million during 2018. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales totaled $62 million or 2% of energy loans, an increase of $987 thousand compared to the prior year.

The services sector of the loan portfolio totaled $3.3 billion or 15% of total loans and consists of a large number of loans to a variety of businesses, including commercial services, Native American tribal governments, financial services, entertainment and recreation and education. Approximately $2.3 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

The healthcare sector of the loan portfolio totaled $2.7 billion or 13% of total loans and consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At December 31, 2018, the outstanding principal balance of these loans totaled $4.1 billion. Approximately 86% of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 17% of our shared national credits, based on dollars committed. We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes. The majority of commercial real estate loans are secured by properties within our geographic footprint, with the larger concentrations in Texas and Colorado, which represent 26% and 16% of the total commercial real estate portfolio at December 31, 2018, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $4.8 billion or 22% of the loan portfolio at December 31, 2018. The outstanding balance of commercial real estate loans increased $447 million over 2017, excluding the impact of acquired loans. Loans secured by multifamily residential properties were up $180 million or 18%. Loans secured by industrial facilities increased $126 million or 22%. Loans secured by retail facilities and office buildings also grew over the prior year. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 19% to 22% over the past five years. The commercial real estate segment of our loan portfolio distributed by collateral location follows in Table 17.

Table 17 – Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Other	Total
Multifamily	$138,803	$491,322	$30,288	$57,008	$134,394	$121,218	$166,680	$148,352	$1,288,065
Office	107,725	278,001	86,370	15,000	153,545	91,913	55,395	284,971	1,072,920
Retail	56,863	258,957	133,155	5,524	146,038	80,349	14,560	223,636	919,082
Industrial	81,096	168,792	21,048	97	79,733	33,830	40,027	353,483	778,106
Residential construction and land development	8,592	17,449	14,974	555	63,818	11,564	12,152	19,480	148,584
Other commercial real estate	47,992	36,574	11,722	1,484	180,151	106,195	26,282	147,656	558,056
Total commercial real estate loans	$441,071	$1,251,095	$297,557	$79,668	$757,679	$445,069	$315,096	$1,177,578	$4,764,813

The Other category includes California with $291 million or 6% of total commercial real estate loans, Utah with $109 million or 2% of total commercial real estate loans, Florida with $98 million or 2% of total commercial real estate loans and Nevada with $92 million or 2% of total commercial real estate loans. All other states individually represent less than 2% of the total commercial real estate loan population.

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

Residential mortgage loans totaled $2.2 billion, a $33 million or 2% increase over December 31, 2017, excluding the impact of purchased loans. In general, we sell the majority of our fixed rate loan originations that conform to U.S. government agency standards in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 95% of our residential mortgage portfolio is located within our geographic footprint.

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

At December 31, 2018, $191 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that are eligible to be repurchased. We may repurchase these loans when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them in the Consolidated Balance Sheets. Permanent residential mortgage loans guaranteed by U.S. government agencies decreased $6.6 million or 3% compared to December 31, 2017.

Home equity loans totaled $719 million at December 31, 2018, a $40 million or 5% decrease compared to December 31, 2017, excluding $26 million of loans added by CoBiz. Our home equity portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 50%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 10 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans have a 5 year revolving period followed by a 15 year term of amortizing repayments and may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information.

A summary of our home equity loan portfolio at December 31, 2018 by lien position and amortizing status follows in Table 18.

Table 18 – Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$87,866	$337,234	$425,100
Junior lien	175,728	118,174	293,902
Total home equity	$263,594	$455,408	$719,002

Personal loans totaled $1.0 billion, growing by $38 million or 4% over the prior year, excluding the impact of acquired loans. This growth is primarily due to loans to Wealth Management customers for investment in businesses that will be repaid from personal income.

The distribution of residential mortgage and personal loans at December 31, 2018 is presented in Table 19. Residential mortgage loans are distributed by collateral location. Personal loans are generally distributed by borrower location.

Table 19 – Residential Mortgage and Personal Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$173,991	$448,594	$60,396	$13,565	$353,510	$146,173	$67,010	$56,926	$1,320,165
Permanent mortgages guaranteed by U.S. government agencies	47,810	30,524	33,534	9,350	4,924	1,233	15,355	48,136	190,866
Home equity	364,838	135,486	81,985	6,430	63,692	14,478	49,308	2,785	719,002
Total residential mortgage	$586,639	$614,604	$175,915	$29,345	$422,126	$161,884	$131,673	$107,847	$2,230,033

Personal	$313,077	$418,214	$11,844	$12,360	$79,475	$61,840	$62,064	$66,932	$1,025,806

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by BOKF, NA are centrally managed by the Bank of Oklahoma division.
Table 20 – Loans Managed by Primary Geographical Market
(In thousands)

	December 31,
	2018	2017	2016	2015	2014
Oklahoma:
Commercial	$3,491,117	$3,238,720	$3,370,259	$3,782,687	$3,142,689
Commercial real estate	700,756	682,037	684,381	739,829	603,610
Residential mortgage	1,440,566	1,435,432	1,407,197	1,409,114	1,467,096
Personal	375,543	342,212	303,823	255,387	206,115
Total Oklahoma	6,007,982	5,698,401	5,765,660	6,187,017	5,419,510

Texas:
Commercial	5,438,133	4,520,401	4,022,455	3,908,425	3,549,128
Commercial real estate	1,341,783	1,261,864	1,415,011	1,204,202	1,027,817
Residential mortgage	266,805	233,675	233,981	219,126	235,948
Personal	394,743	375,084	306,748	203,496	154,363
Total Texas	7,441,464	6,391,024	5,978,195	5,535,249	4,967,256

New Mexico:
Commercial	340,489	343,296	399,256	375,839	383,439
Commercial real estate	383,670	341,282	284,603	313,422	296,358
Residential mortgage	87,346	98,018	108,058	120,507	127,999
Personal	10,662	11,721	11,483	11,557	10,899
Total New Mexico	822,167	794,317	803,400	821,325	818,695

Arkansas:
Commercial	111,338	95,644	86,577	92,359	95,510
Commercial real estate	141,898	87,393	73,616	69,320	88,301
Residential mortgage	7,537	6,596	7,015	8,169	7,261
Personal	11,955	9,992	6,524	819	5,169
Total Arkansas	272,728	199,625	173,732	170,667	196,241

Colorado:
Commercial	2,275,069	1,130,714	1,018,208	987,076	977,961
Commercial real estate	963,575	174,201	265,264	223,946	194,553
Residential mortgage	251,849	63,350	59,631	53,782	57,119
Personal	72,916	63,115	50,372	23,384	27,918
Total Colorado	3,563,409	1,431,380	1,393,475	1,288,188	1,257,551

Arizona:
Commercial	1,320,139	687,792	686,253	606,733	547,524
Commercial real estate	889,903	660,094	747,409	507,523	355,140
Residential mortgage	97,959	41,771	36,265	44,047	35,872
Personal	68,546	57,140	52,553	31,060	12,883
Total Arizona	2,376,547	1,446,797	1,522,480	1,189,363	951,419

Kansas/Missouri:
Commercial	659,793	717,408	807,816	499,412	399,419
Commercial real estate	343,228	273,116	338,762	200,791	162,371
Residential mortgage	77,971	94,844	97,685	22,148	18,217
Personal	91,441	106,512	108,455	26,994	17,358
Total Kansas/Missouri	1,172,433	1,191,880	1,352,718	749,345	597,365

Total BOK Financial loans	$21,656,730	$17,153,424	$16,989,660	$15,941,154	$14,208,037

Table 21 – Loan Maturity and Interest Rate Sensitivity at December 31, 2018
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$13,636,078	$1,094,732	$7,760,989	$4,780,357
Commercial real estate	4,764,813	639,755	2,956,080	1,168,978
Total	$18,400,891	$1,734,487	$10,717,069	$5,949,335
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$3,929,368	$156,147	$1,186,339	$2,586,882
Floating or adjustable interest rates	14,471,523	1,578,340	9,530,730	3,362,453
Total	$18,400,891	$1,734,487	$10,717,069	$5,949,335
Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business as shown in Table 22. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. None of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at December 31, 2018.

Table 22 – Off-Balance Sheet Credit Commitments
(In thousands)

	December 31,
	2018	2017	2016	2015	2014
Loan commitments	$11,944,525	$9,958,080	$9,404,665	$8,455,037	$8,328,416
Standby letters of credit	582,196	647,653	585,472	507,988	447,599
Mortgage loans sold with recourse	98,623	125,127	139,486	155,489	179,822

We have off-balance sheet commitments related to certain residential mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse. These mortgage loans were underwritten to standards approved by the agencies, including full documentation and originated under programs available only for owner-occupied properties. We no longer sell residential mortgage loans with recourse other than obligations under standard representations and warranties. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. Substantially all of these loans are to borrowers in our primary markets including $61 million to borrowers in Oklahoma and $11 million to borrowers in Arkansas. At December 31, 2018, approximately 2% of these loans were nonperforming and 7% were past due 30 to 89 days. A separate accrual for credit risk of $2.9 million is available to absorb losses on these loans.

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

In 2018, the Company repurchased 7 loans from the agencies for $1.9 million and paid indemnification for 5 loans. Losses on both repurchases and indemnifications were insignificant. For the period from 2010 through 2018, approximately 21% of repurchase requests have currently resulted in actual repurchases or indemnification by the Company.

A summary of unresolved deficiency requests from U.S. government agencies follows (in thousands, except for number of unresolved deficiency requests):

Table 23 - Summary of Unresolved Deficiency Requests
(In thousands, except number of unresolved deficiency requests)

	December 31,
	2018	2017
Number of unresolved deficiency requests	169	191
Aggregate outstanding principal balance subject to unresolved deficiency requests	$5,896	$9,737
Unpaid principal balance subject to indemnification by the Company	6,916	4,519

The accrual for credit losses related to potential loan repurchases under representations and warranties totaled $1.6 million at December 31, 2018 and $1.4 million at December 31, 2017.
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

Derivative contracts are carried at fair value. At December 31, 2018, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $427 million compared to $225 million at December 31, 2017. Derivative contracts carried as assets include foreign exchange contracts with fair values of $184 million, energy contracts with fair values of $145 million, to-be-announced residential mortgage-backed securities with fair values of $65 million and interest rate swaps primarily sold to loan customers with fair values of $29 million. Before consideration of cash margin paid to counterparties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $413 million.

At December 31, 2018, total derivative assets were reduced by $115 million of cash collateral received from counterparties and total derivative liabilities were reduced by $69 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2018 follows in Table 24.

Table 24 – Fair Value of Derivative Contracts
(In thousands)

Customers	$140,973
Banks and other financial institutions	128,526
Exchanges and clearing organizations	41,891
Fair value of customer hedge asset derivative contracts, net	$311,390

The largest exposure to a single counterparty was to an exchange organization for energy swaps which totaled $36 million at December 31, 2018.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, the fair value of derivative assets would not be materially impacted by either a decrease in market prices equivalent to $20.88 per barrel of oil nor an increase in prices equivalent to $55.34 per barrel of oil as the Company generally is in a derivative asset position with counterparties fully offset by cash margin received from those counterparties. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2018, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. At December 31, 2018, the combined allowance for loan losses and accrual for off-balance sheet credit risk totaled $209 million or 0.97% of outstanding loans and 134.03% of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. Excluding acquired loans measured at acquisition date fair value, the combined allowance for loan losses was 1.12% of outstanding loans and 145.66% of nonaccruing loans. The allowance for loan losses was $207 million and the accrual for off-balance sheet credit risk was $1.8 million. At December 31, 2017, the combined allowance for credit losses was $234 million or 1.37% of outstanding loans and 131% of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $231 million and the accrual for off-balance sheet credit risk was $3.7 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge or credit to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. Based on an evaluation of all credit factors, including sustained improvement in nonaccruing and potential problem loans during the year, net charge-offs and growth in the loan portfolio during the year, the Company determined that an $8.0 million provision for credit losses was appropriate for 2018. The Company recorded a $7.0 million negative provision for loan losses for 2017.

Table 25 – Summary of Loan Loss Experience
(In thousands)

Year Ended December 31,
2018	2017	2016	2015	2014
Allowance for loan losses:
Beginning balance	$230,682	$246,159	$225,524	$189,056	$185,396
Loans charged off:
Commercial	(37,880)	(19,810)	(35,828)	(6,734)	(3,569)
Commercial real estate	—	(76)	—	(944)	(2,047)
Residential mortgage	(378)	(649)	(1,312)	(2,205)	(4,448)
Personal	(5,325)	(5,064)	(5,448)	(5,288)	(6,168)
Total	(43,583)	(25,599)	(42,588)	(15,171)	(16,232)
Recoveries of loans previously charged off:
Commercial	3,316	4,461	1,727	2,729	5,703
Commercial real estate	3,552	1,940	1,283	11,079	7,003
Residential mortgage	1,047	760	1,999	1,260	2,000
Personal	2,499	2,451	2,747	3,052	4,328
Total	10,414	9,612	7,756	18,120	19,034
Net loans recovered (charged off )	(33,169)	(15,987)	(34,832)	2,949	2,802
Provision for loan losses	9,944	510	55,467	33,519	858
Ending balance	$207,457	$230,682	$246,159	$225,524	$189,056
Accrual for off-balance sheet credit risk:
Beginning balance	$3,734	$11,244	$1,711	$1,230	$2,088
Provision for off-balance sheet credit risk	(1,944)	(7,510)	9,533	481	(858)
Ending balance	$1,790	$3,734	$11,244	$1,711	$1,230
Total combined provision for credit losses	$8,000	$(7,000)	$65,000	$34,000	$—
Allowance for loan losses to loans outstanding at period end	0.96%	1.34%	1.45%	1.41%	1.33%
Net charge-offs (recoveries) to average loans	0.18%	0.09%	0.21%	(0.02)%	(0.02)%
Total provision for credit losses to average loans	0.04%	(0.04)%	0.40%	0.23%	—%
Recoveries to gross charge-offs	23.89%	37.55%	18.21%	119.44%	117.26%
Allowance for loan losses as a multiple of net charge-offs	6.25	x	14.43	x	7.07	x	(76.47	)x	(67.47	)x
Accrual for off-balance sheet credit risk to off-balance sheet credit commitments	0.01%	0.04%	0.11%	0.02%	0.01%
Combined allowance for credit losses to loans outstanding at period-end	0.97%	1.37%	1.52%	1.43%	1.34%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the original contractual terms of the loan agreements. This includes all nonaccruing loans, all loans modified in trouble debt restructurings and all government guaranteed loans repurchased from GNMA pools. A specific allowance is required when the outstanding principal balance of the loan is not supported by either the discounted cash flows expected to be received from the borrower or the fair value of collateral for collateral dependent loans. At December 31, 2018, impaired loans totaled $347 million, including $35 million with specific allowances of $8.7 million and $312 million with no specific allowances because the loan balances represent the amounts we expect to recover. At December 31, 2017, impaired loans totaled $376 million, including $51 million of impaired loans with specific allowances of $8.8 million and $325 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $181 million at December 31, 2018, compared to $200 million at December 31, 2017. The decrease was primarily due to improved risk grading and inherent risk factors related to energy loans.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $18 million at December 31, 2018, down from $22 million at December 31, 2017.

An allocation of the allowance for loan losses by loan category follows in Table 26.

Table 26 – Allowance for Loan Losses Allocation
(Dollars in thousands)

	December 31,
	2018		2017		2016		2015		2014
	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]
Loan category:
Commercial	$102,226	62.96%	$124,269	62.58%	$140,213	61.16%	$130,334	64.32%	$90,875	64.02%
Commercial real estate	60,026	22.00%	56,621	20.29%	50,749	22.42%	41,391	20.44%	42,445	19.20%
Residential mortgage	17,964	10.30%	18,451	11.50%	18,224	11.48%	19,509	11.77%	23,458	13.72%
Personal	9,473	4.74%	9,124	5.63%	8,773	4.94%	4,164	3.47%	4,233	3.06%
Nonspecific allowance	17,768		22,217		28,200		30,126		28,045
Total	$207,457	100.00%	$230,682	100.00%	$246,159	100.00%	$225,524	100.00%	$189,056	100.00%
1 Represents ratio of loan category balance to total loans.

Our loan monitoring process also identified certain accruing substandard loans, based on regulatory guidelines, that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ continued ability to comply with current repayment terms. These potential problem loans totaled $215 million at December 31, 2018 composed primarily of $87 million or 2% of energy loans, $38 million or 1% of healthcare loans, $33 million or 1% of services loans and $22 million or 3% of manufacturing loans. Potential problem loans totaled $241 million at December 31, 2017.

Based on regulatory guidelines, other loans especially mentioned are in compliance with the original terms of the agreement, but may have a weakness that deserves management's close attention. Other loans especially mentioned totaled $182 million at December 31, 2018 and were composed primarily of $50 million or 2% of service sector loans, $42 million or 1% of energy loans, $31 million or 4% of manufacturing sector loans, $19 million or 1% of wholesale/retail sector loans and $15 million or 1% of healthcare sector loans. Other loans especially mentioned totaled $118 million at December 31, 2017.

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

BOK Financial had net loans charged off of $33 million or 0.18% of average loans for 2018, compared to net loans charged off of $16 million or 0.09% of average loans in 2017.

Net commercial loans charged off totaled $35 million, primarily from $16 million of net charge-offs from energy loans, $12 million from wholesale sector loans and $6.6 million of net charge-offs from healthcare loans. Net commercial real estate loan recoveries totaled $3.6 million. Net recoveries of residential mortgage loans totaled $669 thousand for the year and net charge-offs of personal loans were $2.8 million.

Table 27 - Nonperforming Assets
(Dollars in Thousands)

	December 31,
	2018	2017	2016	2015	2014
Nonaccruing loans:
Commercial	$99,841	$137,303	$178,953	$76,424	$13,527
Commercial real estate	21,621	2,855	5,521	9,001	18,557
Residential mortgage	41,555	47,447	46,220	61,240	48,121
Personal	230	269	290	463	566
Total nonaccruing loans	163,247	187,874	230,984	147,128	80,771
Accruing renegotiated loans guaranteed by U.S. government agencies	86,428	73,994	81,370	74,049	73,985
Real estate and other repossessed assets:
Guaranteed by U.S. government agencies[1]	—	—	—	—	49,898
Other	17,487	28,437	44,287	30,731	51,963
Real estate and other repossessed assets	17,487	28,437	44,287	30,731	101,861
Total nonperforming assets	$267,162	$290,305	$356,641	$251,908	$256,617
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$173,602	$207,132	$263,425	$155,959	$129,022

Nonaccruing loans by loan class:
Commercial:
Energy	$47,494	$92,284	$132,499	$61,189	$1,416
Healthcare	16,538	14,765	825	1,072	1,380
Manufacturing	8,919	5,962	4,931	331	450
Services	8,567	2,620	8,173	10,290	5,201
Wholesale/retail	1,316	2,574	11,407	2,919	4,149
Public finance	—	—	—	—	—
Other commercial and industrial	17,007	19,098	21,118	623	931
Total commercial	99,841	137,303	178,953	76,424	13,527

Commercial real estate:
Retail	20,279	276	326	1,319	3,926
Residential construction and land development	350	1,832	3,433	4,409	5,299
Multifamily	301	—	38	274	—
Office	—	275	426	651	3,420
Industrial	—	—	76	76	—
Other commercial real estate	691	472	1,222	2,272	5,912
Total commercial real estate	21,621	2,855	5,521	9,001	18,557

Residential mortgage:
Permanent mortgage	23,951	25,193	22,855	28,984	34,845
Permanent mortgages guaranteed by U.S. government agencies	7,132	9,179	11,846	21,900	3,712
Home equity	10,472	13,075	11,519	10,356	9,564
Total residential mortgage	41,555	47,447	46,220	61,240	48,121
Personal	230	269	290	463	566
Total nonaccruing loans	$163,247	$187,874	$230,984	$147,128	$80,771

	December 31,
	2018	2017	2016	2015	2014
Allowance for loan losses to nonaccruing loans[2]	132.89%	129.09%	112.33%	180.09%	245.34%
Accruing loans 90 days or more past due[2]	$1,338	$633	$5	$1,207	$125
Foregone interest on nonaccruing loans[3]	15,502	16,496	15,990	7,432	8,170

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

[2]	Excludes residential mortgages guaranteed by agencies of the U.S. government.

[3]	Interest collected and recognized on nonaccruing loans was not significant in 2018 and previous years.

Nonperforming assets totaled $267 million or 1.23% of outstanding loans and repossessed assets at December 31, 2018, a $23 million decrease compared to the prior year. Nonaccruing loans totaled $163 million, accruing renegotiated residential mortgage loans totaled $86 million and real estate and other repossessed assets totaled $17 million. All accruing renegotiated residential mortgage loans and $7.1 million of nonaccruing loans are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $34 million to $174 million or 0.81% of outstanding non-guaranteed loans and repossessed assets. The acquisition of CoBiz Financial in 2018 added $18 million to nonperforming assets, net of fair value adjustments. The remaining decrease was primarily due to nonaccruing energy loans and real estate and other repossessed assets, partially offset by an increase in nonaccruing commercial real estate loans secured by retail facilities. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

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

As of December 31, 2018, renegotiated loans consist solely of accruing residential mortgage loans guaranteed by U.S. government agencies that have been modified in troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. No unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the year ended December 31, 2018 follows in Table 28.

Table 28 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2018
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2017	$187,874	$73,994	$28,437	$290,305
Additions	116,372	55,521	—	171,893
Payments	(94,755)	(3,055)	—	(97,810)
Charge-offs	(43,583)	—	—	(43,583)
Net losses and write-downs	—	—	(6,009)	(6,009)
Foreclosure of nonaccruing loans	(9,880)	—	9,880	—
Foreclosure of loans guaranteed by U.S. government agencies	(5,403)	(8,684)	—	(14,087)
Proceeds from sales	—	(31,075)	(20,676)	(51,751)
Acquisitions	12,687	—	5,155	17,842
Net transfers to nonaccruing loans	1,793	(1,793)	—	—
Return to accrual status	(1,858)	—	—	(1,858)
Other, net	—	1,520	700	2,220
Balance, December 31, 2018	$163,247	$86,428	$17,487	$267,162

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

Nonaccruing loans totaled $163 million or 0.75% of outstanding loans at December 31, 2018, compared to $188 million or 1.10% of outstanding loans at December 31, 2017. Nonaccruing loans decreased $25 million compared to December 31, 2017. Newly identified nonaccruing loans totaled $116 million and the acquisition of CoBiz Financial added $13 million of nonaccruing loans in 2018. This was offset by $95 million of payments, $44 million of charge-offs and $10 million of foreclosures during the year.
Commercial

Nonaccruing commercial loans totaled $100 million or 0.73% of total commercial loans at December 31, 2018, down from $137 million or 1.28% of total commercial loans at December 31, 2017. Newly identified nonaccruing commercial loans totaled $76 million and acquired nonaccruing commercial loans totaled $13 million, offset by $81 million in payments, $38 million of charge-offs and $5.3 million of repossessions.

Nonaccruing commercial loans at December 31, 2018 were primarily composed of $47 million or 1.32% of total energy loans, $17 million or 2.04% of other commercial and industrial loans and $17 million or 0.61% of healthcare sector loans.

Commercial Real Estate

Nonaccruing commercial real estate loans were $22 million or 0.45% of outstanding commercial real estate loans at December 31, 2018, compared to $2.9 million or 0.08% of outstanding commercial real estate loans at December 31, 2017. The $19 million increase was primarily due to $22 million of newly identified commercial real estate loans during the year, partially offset by $3.6 million of cash payments received.

Nonaccruing commercial real estate loans were primarily composed of $20 million or 2.21% of commercial real estate loans secured by retail facilities.

Residential Mortgage and Personal

Nonaccruing residential mortgage loans totaled $42 million or 1.86% of outstanding residential mortgage loans at December 31, 2018, compared to $47 million or 2.40% of outstanding residential mortgage loans at December 31, 2017. Newly identified nonaccruing residential mortgage loans of $13 million were offset by $10 million of cash payments, $4.5 million of foreclosures and $378 thousand of loans charged off during the year. Nonaccruing residential mortgage loans primarily consisted of $24 million or 1.81% of non-guaranteed permanent residential mortgage loans and $10 million or 1.46% of total home equity loans.

Payments on accruing residential mortgage loans and personal loans may be delinquent. The composition of residential mortgage loans and personal loans past due but still accruing is included in the following Table 29. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. At December 31, 2018, residential mortgage loans 30 to 59 days past due was $4.3 million, down $1.3 million compared to the prior year. Residential mortgage loans 60 to 89 days past due increased $59 thousand from December 31, 2017. Personal loans 30 to 59 days past due decreased $202 thousand and personal loans 60 to 89 days past due increased $605 thousand compared to December 31, 2017. Personal loans 90 days or more past due decreased $258 thousand.

Table 29 – Residential Mortgage and Personal Loans Past Due
(In thousands)

	December 31, 2018			December 31, 2017
	90 Days or More	60 to 89 Days	30 to 59 Days	90 Days or More	60 to 89 Days	30 to 59 Days
Residential mortgage:
Permanent mortgage[1]	$—	$366	$3,196	$—	$219	$3,435
Home equity	59	352	1,102	17	440	2,206
Total residential mortgage	$59	$718	$4,298	$17	$659	$5,641

Personal	$3	$796	$479	$261	$191	$681

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $17 million at December 31, 2018, composed primarily $6.1 million of oil and gas properties, $4.4 million of 1-4 family residential properties, $3.5 million of developed commercial real estate and $3.4 million of undeveloped land primarily zoned for commercial development. The residential properties and undeveloped land are widely disbursed across our geographical footprint. Real estate and other repossessed assets decreased $11 million compared to December 31, 2017.

Liquidity and Capital

Based on the average balances for 2018, approximately 65% of our funding was provided by deposit accounts, 20% from borrowed funds, less than 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks, provide adequate liquidity to meet our operating needs.

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

Table 30 - Average Deposits by Line of Business
(In thousands)

	Year Ended December 31,
	2018	2017
Commercial Banking	$8,517,137	$8,725,920
Consumer Banking	6,560,145	6,610,134
Wealth Management	5,617,325	5,516,214
Subtotal	20,694,607	20,852,268
Funds Management and other	2,114,604	1,332,513
Total	$22,809,211	$22,184,781

Average deposits for 2018 totaled $22.8 billion and represented approximately 65% of total liabilities and capital compared with $22.2 billion and 67% of total liabilities and capital for 2017. Average deposits increased $624 million over the prior year, including $859 million related to the fourth quarter impact of the CoBiz acquisition. CoBiz deposits are currently located in Funds Management and other. These will be allocated to the reporting segments in 2019. Demand deposits grew by $277 million, including $408 million of acquired deposits. Interest-bearing transaction deposit account balances increased by $362 million, including $423 million of acquired deposits. This growth was partially offset by a $60 million decrease in time deposits.

Average deposits attributed to Commercial Banking were $8.5 billion for 2018, a $209 million or 2% decrease compared to 2017. Demand deposit balances decreased $110 million or 2% and interest-bearing transaction account balances decreased $98 million or 4%. Despite the series of federal funds rate increases from the Federal Reserve, as well as a modest increase in our earnings credit, Commercial Banking continues to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may continue to decrease as the economic outlook continues to improve and if short-term rates continue to move higher, enhancing their investment alternatives. As short-term rates move higher, related increases to the earnings credit rate may be appropriate, which will reduce the amount of deposits required to offset service charges.

Average Consumer Banking deposit balances were largely unchanged compared to the prior year. Average demand deposit balances grew by $113 million or 6% while average interest-bearing transaction accounts decreased $163 million or 3%. Higher costing time deposit balances decreased $106 million or 10%.

Average Wealth Management deposit balances grew by $101 million or 2% over the prior year. Interest-bearing transaction balances increased $170 million or 5%. Non-interest-bearing demand deposits decreased $107 million or 8%, and time deposit balances were up $37 million or 5%.

Table 31 - Maturity of Domestic CDs and Public Funds in Amounts of $100,000 or More
(In thousands)

	December 31,
	2018	2017
Months to maturity:
3 or less	$380,315	$368,584
Over 3 through 6	298,692	278,607
Over 6 through 12	299,346	253,277
Over 12	618,413	661,074
Total	$1,596,766	$1,561,542

Brokered deposits included in time deposits averaged $251 million for 2018, compared to $588 million for 2017. Brokered deposits included in time deposits totaled $247 million at December 31, 2018 and $573 million at December 31, 2017.

Average interest-bearing transaction accounts for 2018 included $821 million of brokered deposits compared to $1.4 billion for 2017. Brokered deposits included in interest-bearing transaction accounts totaled $832 million at December 31, 2018 and $1.5 billion at December 31, 2017.

The decrease in average brokered deposits balances was largely driven by a change in the regulatory definition of brokered deposits in the second quarter of 2018.

The distribution of our period end deposit account balances among principal markets follows in Table 32.

Table 32 - Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2018	2017	2016	2015	2014
Oklahoma:
Demand	$3,610,593	$3,885,008	$3,993,170	$4,133,520	$3,828,819
Interest-bearing:
Transaction	6,445,831	5,901,293	6,345,536	5,971,819	6,117,886
Savings	288,210	265,870	241,696	226,733	206,357
Time	1,118,643	1,092,133	1,118,355	1,202,274	1,301,194
Total interest-bearing	7,852,684	7,259,296	7,705,587	7,400,826	7,625,437
Total Oklahoma	11,463,277	11,144,304	11,698,757	11,534,346	11,454,256

Texas:
Demand	3,289,659	3,239,098	3,137,009	2,627,764	2,639,732
Interest-bearing:
Transaction	2,294,740	2,397,071	2,388,812	2,132,099	2,065,723
Savings	99,624	93,620	83,101	77,902	72,037
Time	423,880	502,879	535,642	549,740	547,316
Total interest-bearing	2,818,244	2,993,570	3,007,555	2,759,741	2,685,076
Total Texas	6,107,903	6,232,668	6,144,564	5,387,505	5,324,808

New Mexico:
Demand	691,692	663,353	627,979	487,286	487,819
Interest-bearing:
Transaction	571,347	552,393	590,571	563,723	519,544
Savings	58,194	55,647	49,963	43,672	37,471
Time	224,515	216,743	238,408	267,821	295,798
Total interest-bearing	854,056	824,783	878,942	875,216	852,813
Total New Mexico	1,545,748	1,488,136	1,506,921	1,362,502	1,340,632

Arkansas:
Demand	36,800	30,384	26,389	27,252	35,996
Interest-bearing:
Transaction	91,593	85,095	105,232	202,857	158,115
Savings	1,632	1,881	2,192	1,747	1,936
Time	8,726	14,045	16,696	24,983	28,520
Total interest-bearing	101,951	101,021	124,120	229,587	188,571
Total Arkansas	138,751	131,405	150,509	256,839	224,567

	December 31,
	2018	2017	2016	2015	2014
Colorado:
Demand	1,658,473	633,714	576,000	497,318	445,755
Interest-bearing:
Transaction	1,899,203	657,629	616,679	616,697	631,874
Savings	57,289	35,223	32,866	31,927	29,811
Time	274,877	224,962	242,782	296,224	353,998
Total interest-bearing	2,231,369	917,814	892,327	944,848	1,015,683
Total Colorado	3,889,842	1,551,528	1,468,327	1,442,166	1,461,438

Arizona:
Demand	709,176	334,701	366,755	326,324	369,115
Interest-bearing:
Transaction	575,996	274,846	305,099	358,556	347,214
Savings	10,545	3,343	2,973	2,893	2,545
Time	43,051	20,394	27,765	29,498	36,680
Total interest-bearing	629,592	298,583	335,837	390,947	386,439
Total Arizona	1,338,768	633,284	702,592	717,271	755,554

Kansas/Missouri:
Demand	418,199	457,080	508,418	197,424	259,121
Interest-bearing:
Transaction	327,866	382,066	513,176	153,203	273,999
Savings	13,721	13,574	12,679	1,378	1,274
Time	19,688	27,260	42,152	35,524	45,210
Total interest-bearing	361,275	422,900	568,007	190,105	320,483
Total Kansas/Missouri	779,474	879,980	1,076,425	387,529	579,604
Total BOK Financial deposits	$25,263,763	$22,061,305	$22,748,095	$21,088,158	$21,140,859

See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.

In addition to deposits, liquidity for the subsidiary banks is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan Banks from across the country. The largest source of wholesale federal funds purchased totaled $300 million at December 31, 2018. There were no wholesale federal funds purchased outstanding at December 31, 2017. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $6.2 billion during 2018 and $5.9 billion during 2017.

At December 31, 2018, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $7.1 billion.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.

Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary banks. Cash and cash equivalents totaled $167 million at December 31, 2018. Dividends from the subsidiary banks are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2018, based on the most restrictive limitations as well as management’s internal capital policy, BOKF, NA could declare up to $71 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital could also affect its ability to pay dividends to the parent company.

On June 27, 2016, the parent company issued $150 million of subordinated debt that will mature on June 30, 2056. This debt bears interest at the rate of 5.375%, payable quarterly. On June 30, 2021, we will have the option to redeem the debt at the principal amount plus accrued interest, subject to regulatory approval.

As a result of the acquisition of CoBiz Financial, we obtained $60 million of subordinated debt issued in June 2015 that will mature on June 25, 2030. This debt bears interest at the rate of 5.625% through June 25, 2025 and thereafter, the notes will bear an annual floating rate equal to 3-month LIBOR plus 317 basis points. We also acquired $72 million of junior subordinated debentures. Interest is based on spreads over 3 month LIBOR ranging from 145 basis points to 295 basis points and mature September 17, 2033 through September 30, 2035. The junior subordinated debentures are subject to early redemption prior to maturity.

Shareholders' equity at December 31, 2018 was $4.4 billion, an increase of $937 million over December 31, 2017. The Company issued 7.2 million shares in conjunction with the acquisition of CoBiz Financial. Net income less cash dividends paid increased equity $318 million during 2018. Changes in interest rates resulted in an increase in the accumulated other comprehensive loss to $73 million at December 31, 2018, compared to $36 million at December 31, 2017. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On October 27, 2015, the Board of Directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities laws and other regulatory compliance limitations. As of December 31, 2018, a cumulative total of 3,575,083 shares have been repurchased under this authorization. The Company repurchased 615,840 shares during 2018 at an average price of $86.82 per share.

BOK Financial and the subsidiary banks are subject to various capital requirements administered by federal agencies. Failure to meet minimum capital requirements, including capital conservation buffer, can result in certain mandatory and additional discretionary actions by regulators that could have a material impact on operations including restrictions on capital distributions from dividends and share repurchases and executive bonus payments. These capital requirements include quantitative measures of assets, liabilities and off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators.

A summary of minimum capital requirements, including capital conservation buffer, follows for BOK Financial on a consolidated basis in Table 33.

Table 33 – Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer

				December 31,
				2018	2017
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	10.92%	12.05%
Tier 1 capital	6.00%	2.50%	8.50%	10.92%	12.05%
Total capital	8.00%	2.50%	10.50%	12.50%	13.54%
Tier 1 Leverage	4.00%	N/A	4.00%	8.96%	9.31%

Average total equity to average assets				10.70%	10.43%
Tangible common equity ratio				8.82%	9.50%
At March 31, 2018, the Company exceeded the $1 billion regulatory capital rules threshold for trading assets plus liabilities. This subjected the Company to the market risk rule, which imposed additional modeling, systems, oversight and reporting requirements effective beginning the second quarter of 2018 and resulted in an increase in risk weighted assets associated with trading.
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

Table 34 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2018	2017
Tangible common equity ratio:
Total shareholders' equity	$4,432,109	$3,495,367
Less: Goodwill and intangible assets, net	1,184,112	476,088
Tangible common equity	3,247,997	3,019,279
Total assets	38,020,504	32,272,160
Less: Goodwill and intangible assets, net	1,184,112	476,088
Tangible assets	$36,836,392	$31,796,072
Tangible common equity ratio	8.82%	9.50%

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

Table 35 – Contractual Obligations as of December 31, 2018
(In thousands)

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Time deposits	$980,971	$367,887	$257,811	$258,112	$1,864,781
Other borrowings	575	1,150	1,200	7,557	10,482
Subordinated debentures	15,068	30,136	30,136	581,255	656,595
Lease obligations	25,794	46,121	28,147	78,598	178,660
Derivative contracts	132,147	35,837	6,563	6,511	181,058
Data processing services	15,561	21,128	16,941	21,224	74,854
Total	$1,170,116	$502,259	$340,798	$953,257	$2,966,430

Loan commitments	$11,944,525
Standby letters of credit	582,196
Mortgage loans sold with recourse	98,623
Alternative investment commitments	73,885

Payments on time deposits, other borrowed funds and subordinated debentures include interest which has been calculated from rates at December 31, 2018. These obligations may have variable interest rates and actual payments will differ from the amounts shown on this table.

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

Loan commitments represent legally binding obligations to provide financing to our customers. Some of these commitments are expected to expire before being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Approximately $2.3 billion of the loan commitments expire within one year.

The Company has funded $253 million and has commitments to fund an additional $74 million for various alternative investments. Alternative investments primarily consist of limited partnership interests in entities that invest in low income housing projects. Legally binding commitments to fund alternative investments are recognized as liabilities in the Consolidated Financial Statements.

Recently Issued Accounting Standards

See Note 1 of the Consolidated Financial Statements for disclosure of newly adopted and pending accounting standards.

Forward-Looking Statements

This 10-K contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial, the financial services industry and the economy generally. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “plans,” “projects,” “will,” “intends,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that BOK Financial's acquisitions, including its latest acquisition of CoBiz Financial, Inc., and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expected, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to changes in commodity prices, interest rates and interest rate relationships, inflation, demand for products and services, the degree of competition by traditional and nontraditional competitors, changes in banking regulations, tax laws, prices, levies and assessments, the impact of technological advances, and trends in customer behavior as well as their ability to repay loans. There may also be difficulties and delays in integrating CoBiz Financial Inc.'s business or fully realizing cost savings and other benefits including, but not limited to, business disruption and customer acceptance of BOK Financial Corporation's products and services. BOK Financial and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve-month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest revenue variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 5%. The results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. Until such time as it becomes meaningful, we will instead report the effect of a 100 basis point decrease in interest rates.

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

Table 36 – Interest Rate Sensitivity
(Dollar in thousands)

	200 bp Increase		100 bp Decrease
	2018	2017	2018	2017
Anticipated impact over the next twelve months on net interest revenue	$(4,248)	$(2,692)	$(42,483)	$(37,072)
	(0.36)%	(0.30)%	(3.57)%	(4.16)%

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

Table 37 - MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	December 31,
	2018		2017
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$18,619	$(27,154)	$25,818	$(32,856)
MSR Hedge	(21,838)	21,922	(29,501)	25,021
Net Exposure	(3,219)	(5,232)	(3,683)	(7,835)

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

Table 38 - Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2018		2017
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$223	$(697)	$23	$(1,040)
Low[2]	2,077	699	1,314	789
High[3]	(1,015)	(2,447)	(1,979)	(2,377)
Period End	(16)	(420)	(263)	(114)

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

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

Table 39 –Trading Securities Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2018		2017
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(1,133)	$649	$(1,702)	$1,799
Low[2]	2,041	4,423	668	5,210
High[3]	(4,534)	(3,463)	(4,386)	(1,046)
Period End	1,470	(1,081)	(488)	539

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control over Financial Reporting

Management of BOK Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

As permitted, management excluded from its assessment the operations of CoBiz Financial, which was acquired on October 1, 2018. As described in Note 6 to the Consolidated Financial Statements, assets acquired and excluded from management's assessment of internal control over financial reporting comprised approximately 12% and 20% of consolidated total and net assets, respectively, at December 31, 2018. Operations of CoBiz Financial comprised approximately 3% and 3% of revenues and net income, respectively, for the year ended December 31, 2018.

Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Their report, which expresses unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of BOK Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited BOK Financial Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BOK Financial Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CoBiz Financial, which is included in the 2018 consolidated financial statements of the Company and constituted 12% and 20% of total and net assets, respectively, as of December 31, 2018 and 3% and 3% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CoBiz Financial.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Tulsa, Oklahoma

March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BOK Financial Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1990.

Tulsa, Oklahoma

March 1, 2019

Consolidated Statements of Earnings

(In thousands, except share and per share data)
	Year Ended December 31,
Interest and dividend revenue	2018	2017	2016
Loans	$891,587	$696,479	$581,030
Residential mortgage loans held for sale	8,123	8,706	12,658
Trading securities	57,531	17,002	8,527
Investment securities	14,775	16,121	16,894
Available for sale securities	197,317	177,070	175,321
Fair value option securities	15,205	16,755	6,723
Restricted equity securities	21,555	18,490	17,238
Interest-bearing cash and cash equivalents	22,333	22,128	10,726
Total interest and dividend revenue	1,228,426	972,751	829,117
Interest expense
Deposits	95,517	53,803	40,494
Borrowed funds	138,215	69,124	35,099
Subordinated debentures	9,827	8,123	6,296
Total interest expense	243,559	131,050	81,889
Net interest and dividend revenue	984,867	841,701	747,228
Provision for credit losses	8,000	(7,000)	65,000
Net interest and dividend revenue after provision for credit losses	976,867	848,701	682,228
Other operating revenue
Brokerage and trading revenue	108,323	131,601	138,377
Transaction card revenue	84,025	119,988	116,452
Fiduciary and asset management revenue	184,703	162,889	135,387
Deposit service charges and fees	112,153	112,079	111,589
Mortgage banking revenue	97,787	104,719	133,914
Other revenue	56,651	49,959	50,112
Total fees and commissions	643,642	681,235	685,831
Other gains (losses), net	(2,731)	11,213	4,947
Gain (loss) on derivatives, net	(422)	779	(15,685)
Loss on fair value option securities, net	(25,572)	(2,733)	(10,555)
Change in fair value of mortgage servicing rights	4,668	172	(2,193)
Gain (loss) on available for sale securities, net	(2,801)	4,428	11,675
Total other operating revenue	616,784	695,094	674,020
Other operating expense
Personnel	583,131	573,408	553,119
Business promotion	30,523	28,877	26,582
Charitable contributions to BOKF Foundation	2,846	2,000	2,000
Professional fees and services	59,099	51,067	56,783
Net occupancy and equipment	97,981	86,477	80,024
Insurance	23,318	19,653	32,489
Data processing and communications	114,796	146,970	131,841
Printing, postage and supplies	17,169	15,689	15,584
Net losses and operating expenses of repossessed assets	17,052	9,687	3,359
Amortization of intangible assets	9,620	6,779	6,862
Mortgage banking costs	46,298	52,856	61,387
Other expense	26,333	32,054	47,560
Total other operating expense	1,028,166	1,025,517	1,017,590
Net income before taxes	565,485	518,278	338,658
Federal and state income taxes	119,061	182,593	106,377
Net income	446,424	335,685	232,281
Net income (loss) attributable to non-controlling interests	778	1,041	(387)
Net income attributable to BOK Financial Corporation shareholders	$445,646	$334,644	$232,668
Earnings per share:
Basic	$6.63	$5.11	$3.53
Diluted	$6.63	$5.11	$3.53
Average shares used in computation:
Basic	66,628,640	64,745,364	65,085,627
Diluted	66,662,273	64,806,284	65,143,898
Dividends declared per share	$1.90	$1.77	$1.73

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31,
	2018	2017	2016
Net income	$446,424	$335,685	$232,281
Other comprehensive loss before income taxes:
Net change in unrealized gain (loss)	(48,010)	(26,152)	(41,521)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	—	(112)
Loss (gain) on available for sale securities, net	2,801	(4,428)	(11,675)
Other comprehensive loss, before income taxes	(45,209)	(30,580)	(53,308)
Federal and state income taxes	(11,507)	(11,923)	(20,754)
Other comprehensive loss, net of income taxes	(33,702)	(18,657)	(32,554)
Comprehensive income	412,722	317,028	199,727
Comprehensive income (loss) attributable to non-controlling interests	778	1,041	(387)
Comprehensive income attributable to BOK Financial Corp. shareholders	$411,944	$315,987	$200,114

See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2018	2017

Assets
Cash and due from banks	$741,749	$602,510
Interest-bearing cash and cash equivalents	401,675	1,714,544
Trading securities	1,956,923	462,676
Investment securities (fair value: 2018 – $367,298; 2017 – $480,035)	355,187	461,793
Available for sale securities	8,857,120	8,321,578
Fair value option securities	283,235	755,054
Restricted equity securities	344,447	320,189
Residential mortgage loans held for sale	149,221	221,378
Loans	21,656,730	17,153,424
Allowance for loan losses	(207,457)	(230,682)
Loans, net of allowance	21,449,273	16,922,742
Premises and equipment, net	330,033	317,335
Receivables	204,960	178,800
Goodwill	1,049,263	447,430
Intangible assets, net	134,849	28,658
Mortgage servicing rights	259,254	252,867
Real estate and other repossessed assets, net of allowance (2018 – $13,665; 2017 – $12,648)	17,487	28,437
Derivative contracts	320,929	220,502
Cash surrender value of bank-owned life insurance	381,608	316,498
Receivable on unsettled securities sales	336,400	340,077
Other assets	446,891	359,092
Total assets	$38,020,504	$32,272,160

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$10,414,592	$9,243,338
Interest-bearing deposits:
Transaction	12,206,576	10,250,393
Savings	529,215	469,158
Time	2,113,380	2,098,416
Total deposits	25,263,763	22,061,305
Funds purchased and repurchase agreements	1,018,411	574,963
Other borrowings	6,124,390	5,134,897
Subordinated debentures	275,913	144,677
Accrued interest, taxes and expense	192,826	164,895
Derivative contracts	362,306	171,963
Due on unsettled securities purchases	156,370	338,745
Other liabilities	183,480	162,381
Total liabilities	33,577,459	28,753,826
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2018 – 75,711,492; 2017 – 75,147,686)	5	4
Capital surplus	1,334,030	1,035,895
Retained earnings	3,369,654	3,048,487
Treasury stock (shares at cost: 2018 – 3,588,560; 2017 – 9,752,749)	(198,995)	(552,845)
Accumulated other comprehensive loss	(72,585)	(36,174)
Total shareholders’ equity	4,432,109	3,495,367
Non-controlling interests	10,936	22,967
Total equity	4,443,045	3,518,334
Total liabilities and equity	$38,020,504	$32,272,160

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2015	74,530	$4	$982,009	$2,704,121	8,636	$(477,165)	$21,587	$3,230,556	$37,083	$3,267,639
Net income	—	—	—	232,668	—	—	—	232,668	(387)	232,281
Other comprehensive loss	—	—	—	—	—	—	(32,554)	(32,554)	—	(32,554)
Repurchase of common stock					1,005	(66,792)	—	(66,792)	—	(66,792)
Share-based compensation plans:
Stock options exercised	214	—	12,465	—	—	—	—	12,465	—	12,465
Non-vested shares awarded, net	249	—	1,590	—	—	—	—	1,590	—	1,590
Vesting of non-vested shares	—	—	—	—	15	(95)	—	(95)	—	(95)
Share-based compensation	—	—	10,471	—	—	—	—	10,471	—	10,471
Cash dividends on common stock	—	—	—	(113,455)	—	—	—	(113,455)	—	(113,455)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(5,193)	(5,193)
Balance, December 31, 2016	74,993	4	1,006,535	2,823,334	9,656	(544,052)	(10,967)	3,274,854	31,503	3,306,357
Net income	—	—	—	334,644	—	—	—	334,644	1,041	335,685
Other comprehensive loss	—	—	—	—	—	—	(18,657)	(18,657)	—	(18,657)
Repurchase of common stock	—	—	—	—	80	(7,403)	—	(7,403)	—	(7,403)
Share-based compensation plans:
Stock options exercised	100	—	5,758	—	—	—	—	5,758	—	5,758
Non-vested shares awarded, net	55	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	17	(1,390)	—	(1,390)	—	(1,390)
Share-based compensation	—	—	23,602	—	—	—	—	23,602	—	23,602
Cash dividends on common stock	—	—	—	(116,041)	—	—	—	(116,041)	—	(116,041)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(9,577)	(9,577)
Reclassification of stranded accumulated other comprehensive loss related to tax reform				6,550			(6,550)	—	—	—
Balance, December 31, 2017	75,148	$4	$1,035,895	$3,048,487	9,753	$(552,845)	$(36,174)	$3,495,367	$22,967	$3,518,334

Consolidated Statements of Changes in Equity

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2017	75,148	$4	$1,035,895	$3,048,487	9,753	$(552,845)	$(36,174)	$3,495,367	$22,967	$3,518,334
Transition adjustment of net unrealized gains on equity securities	—	—	—	2,709	—	—	(2,709)	—	—	—
Balance, December 31, 2017, Adjusted	75,148	4	1,035,895	3,051,196	9,753	(552,845)	(38,883)	3,495,367	22,967	3,518,334
Net income	—	—	—	445,646	—	—	—	445,646	778	446,424
Other comprehensive loss	—	—	—	—	—	—	(33,702)	(33,702)	—	(33,702)
Repurchase of common stock	—	—	—	—	616	(53,465)	—	(53,465)	—	(53,465)
Share-based compensation plans:
Stock options exercised	54	—	2,781	—	—	—	—	2,781	—	2,781
Non-vested shares awarded, net	109	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	31	(2,870)	—	(2,870)	—	(2,870)
Share-based compensation	—	—	4,229	—	—	—	—	4,229	—	4,229
Cash dividends on common stock	—	—	—	(127,188)	—	—	—	(127,188)	—	(127,188)
Issuance of shares for CoBiz acquisition	400	1	291,125	—	(6,811)	410,185	—	701,311		701,311
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(12,809)	(12,809)
Balance, December 31, 2018	75,711	$5	$1,334,030	$3,369,654	3,589	$(198,995)	$(72,585)	$4,432,109	$10,936	$4,443,045
See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (In thousands)

	Year Ended
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$446,424	$335,685	$232,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	8,000	(7,000)	65,000
Change in fair value of mortgage servicing rights due to market changes	(4,668)	(172)	2,193
Change in fair value of mortgage servicing rights due to principal payments	33,528	33,527	40,744
Net unrealized losses from derivative contracts	4,686	3,704	11,234
Share-based compensation	4,229	23,602	10,471
Depreciation and amortization	60,843	54,466	47,016
Net amortization of securities discounts and premiums	30,945	28,693	41,643
Net losses (gains) on financial instruments and other losses(gains), net	9,585	(2,828)	(13,011)
Net gain on mortgage loans held for sale	(35,705)	(47,159)	(63,636)
Mortgage loans originated for sale	(2,587,297)	(3,286,873)	(6,117,417)
Proceeds from sale of mortgage loans held for sale	2,691,144	3,405,890	6,193,587
Capitalized mortgage servicing rights	(35,247)	(39,149)	(71,405)
Change in trading and fair value option securities	(1,023,097)	(804,204)	149,921
Change in receivables	(38,346)	321,880	(603,861)
Change in other assets	27,507	(5,506)	(49,565)
Change in accrued interest, taxes and expense	(5,191)	18,191	44,269
Change in other liabilities	(139,346)	182,184	(11,413)
Net cash provided by (used in) operating activities	(552,006)	214,931	(91,949)

Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	124,864	112,022	86,847
Proceeds from maturities or redemptions of available for sale securities	1,122,680	1,841,217	1,740,226
Purchases of investment securities	(4,468)	(32,972)	(41,590)
Purchases of available for sale securities	(1,955,172)	(2,845,557)	(2,333,740)
Proceeds from sales of available for sale securities	745,643	1,309,215	899,381
Change in amount receivable on unsettled available for sale securities transactions	38,347	(68,792)	33,005
Loans originated, net of principal collected	(1,553,033)	(78,232)	(621,605)
Net payments on derivative asset contracts	(114,417)	479,409	(103,668)
Acquisitions, net of cash acquired	(175,755)	—	56,017
Proceeds from disposition of assets	308,762	274,029	198,922
Purchases of assets	(345,082)	(250,783)	(199,802)
Net cash provided by (used in) investing activities	(1,807,631)	739,556	(286,007)

Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	(13,870)	(563,406)	1,277,285
Net change in time deposits	(73,089)	(123,384)	(216,084)
Net change in other borrowed funds	1,295,484	(10,909)	(606,476)
Repayment of subordinated debentures	—	—	(226,550)
Issuance of subordinated debentures, net of issuance costs	—	—	144,615
Change in amount due on unsettled security purchases	(41,319)	144,690	(10,389)
Issuance of common and treasury stock, net	(88)	4,368	12,455
Net change in derivative margin accounts	85,466	(17,726)	(28,806)
Net payments or proceeds on derivative liability contracts	114,076	(485,119)	106,051
Repurchase of common stock	(53,465)	(7,403)	(66,792)
Dividends paid	(127,188)	(116,041)	(113,455)
Net cash provided by (used in) financing activities	1,186,007	(1,174,930)	271,854
Net increase (decrease) in cash and cash equivalents	(1,173,630)	(220,443)	(106,102)
Cash and cash equivalents at beginning of period	2,317,054	2,537,497	2,643,599
Cash and cash equivalents at end of period	$1,143,424	$2,317,054	$2,537,497

Supplemental Cash Flow Information:
Cash paid for interest	$243,121	$127,513	$82,876
Cash paid for taxes	$92,291	$121,697	$79,883
Net loans and bank premises transferred to repossessed real estate and other assets	$9,880	$7,367	$36,391
Increase in U.S. government guaranteed loans eligible for repurchase	$100,238	$148,107	$120,406
Increase in receivables from conveyance of GNMA OREO	$38,216	$40,528	$68,873
See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements of BOK Financial Corporation (“BOK Financial” or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), including interpretations of U.S. GAAP issued by federal banking regulators and general practices of the banking industry. The Consolidated Financial Statements include the accounts of BOK Financial and its subsidiaries, principally BOKF, NA, CoBiz Bank, BOK Financial Securities, Inc., The Milestone Group, Inc. and Cavanal Hill Distributors, Inc. All significant intercompany transactions are eliminated in consolidation.

The Consolidated Financial Statements include the assets, liabilities, non-controlling interests and results of operations of variable interest entities (“VIEs”) when BOK Financial is determined to be the primary beneficiary. Variable interest entities are generally defined as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest. Determination that the Company is the primary beneficiary considers the power to direct the activities that most significantly impact the variable interest's economic performance and the obligation to absorb losses of the variable interest or the right to receive benefits of the variable interest that could be significant to the variable interest.

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

On October 1, 2018, BOK Financial acquired CoBiz Financial, Inc. and CoBiz Bank, its wholly owned subsidiary. CoBiz Financial has been merged into BOK Financial. CoBiz Bank will be merged into BOKF, NA in the first quarter of 2019.

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

Cash Equivalents

Due from banks, funds sold (generally federal funds sold for one day), resell agreements (which generally mature within one day to 30 days) and investments in money market funds are considered cash equivalents.

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

On a quarterly basis, the Company performs separate evaluations of impaired debt investment and available for sale securities to determine if the decline in fair value below the amortized cost is other-than-temporary.

Management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements and securities portfolio management. If the Company intends to sell or it is more likely than not that it will be required to sell the impaired debt security, a charge is recognized against earnings for the entire unrealized loss. For all impaired debt securities for which there is no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security's contractual terms. Impairment of debt securities rated investment grade by nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. Impairment of debt securities rated below investment grade by at least one of the nationally recognized rating agencies is evaluated based on projections of estimated cash flows. Any expected credit loss due to the inability to collect all amounts due according to the security's contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.

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

The fair value of our securities portfolio is generally based on a single price for each financial instrument provided to us by a third-party pricing service determined by one or more of the following:

•	Quoted prices for similar, but not identical, assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable, such as interest rate and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and

•	Other inputs derived from or corroborated by observable market inputs.

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

Derivative Instruments

Derivative instruments may be used by the Company as part of its internal risk management programs or may be offered to customers. All derivative instruments are carried at fair value and changes in fair value are generally reported in income as they occur. The determination of fair value of derivative instruments considers changes in interest rates, commodity prices and foreign exchange rates. Fair values for exchange-traded contracts are based on quoted prices in an active market for identical instruments. Fair values for over-the-counter contracts are generated internally using third-party valuation models. Inputs used in third-party valuation models to determine fair values are considered significant other observable inputs. Credit risk is also considered in determining fair value. Deterioration in the credit rating of customers or other counterparties reduces the fair value of asset contracts. Deterioration of our credit rating could decrease the fair value of our derivative liabilities.

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

For loans acquired with no evidence of credit deterioration, discounts are accreted on either an individual basis for loans with unique characteristics or on a pool basis for groups of homogeneous loans.  Accretion is discontinued when a loan with an individually attributed discount is placed on nonaccruing status.

Loans to borrowers experiencing financial difficulties may be modified in troubled debt restructurings ("TDRs"). All TDRs are generally classified as nonaccruing, excluding loans guaranteed by U.S. government agencies. Modifications generally consist of extension of payment terms or interest rate concessions and may result either voluntarily through negotiations with the borrower or involuntarily through court order. Generally, principal and accrued but unpaid interest is not voluntarily forgiven.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances based on estimated loss rates by loan class and nonspecific allowances based on factors that affect more than one portfolio segment. There were no changes to the methodology for estimating general allowances during 2018 or 2017.

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

An accrual for off-balance sheet credit risk is included in Other liabilities in the Consolidated Balance Sheets. The appropriateness of the accrual is determined in the same manner as the allowance for loan losses.

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

Mortgage servicing rights are not traded in active markets. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. Assumptions used to value mortgage servicing rights are considered significant unobservable inputs. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial's servicing portfolio. Fair value estimates from outside sources are received at least annually to corroborate the results of the valuation model.

Premises and Equipment

Premises and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the estimated useful lives or remaining lease terms. Useful lives range from 5 years to 40 years for buildings and improvements, 3 years to 10 years for software and related implementation costs, and 3 years to 10 years for furniture and equipment. Construction in progress represents facilities construction and data processing systems projects underway that have not yet been placed into service. Depreciation and amortization begin once the assets are placed into service.

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

Employee Benefit Plans

BOK Financial sponsors a defined contribution plan (“Thrift Plan”) and a defined benefit cash balance pension plan (“Pension Plan”). Employer contributions to the Thrift Plan, which matches employee contributions subject to percentage and years of service limits, are expensed when incurred. Pension Plan costs, which are based upon actuarial computations of current costs, are expensed annually.  Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the Pension Plan and no additional service benefits will be accrued. BOK Financial recognizes the funded status of its employee benefit plans.  Adjustments required to recognize the Pension Plan's net funded status are made through accumulated other comprehensive income, net of deferred income taxes.

Share-Based Compensation Plans

BOK Financial awards stock options and non-vested common shares as compensation to certain officers. Compensation cost is generally fixed based on the grant date fair value of the award. The grant date fair value of stock options is based on the Black-Scholes option pricing model. Stock options generally have graded vesting over 7 years. Each tranche is considered a separate award for valuation and compensation cost recognition. Grant date fair value of non-vested shares is based on the then-current market value of BOK Financial common stock. Non-vested shares generally cliff vest in 3 years and are subject to a holding period after vesting of 2 years. Compensation cost of non-vested shares granted under the Executive Incentive Plan varies based on changes in the fair value of BOKF common shares.

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

Tax effects of share-based payments are recognized through tax expense. Dividends on non-vested shares that are not subject to forfeiture are charged to retained earnings.

Other Operating Revenue

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

Transaction card revenue includes merchant discount fees and electronic funds transfer network fees, net of interchange fees paid to card issuers and assessments paid to card networks. Merchant discount fees represent fees paid by customers for account management and electronic processing of card transactions. Merchant discount fees are recognized at the time the customer’s transactions are processed or other services are performed. The Company also maintains the TransFund electronic funds transfer network for the benefit of its members, which includes the BOKF, NA. Electronic funds transfer fees are recognized as electronic transactions processed on behalf of its members.

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

Financial Accounting Standards Board ("FASB")

FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09")

On May 28, 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue by providing a more robust framework that will give greater consistency and comparability in revenue recognition practices. In the new framework, an entity recognizes revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The new model requires the identification of performance obligations included in contracts with customers, a determination of the transaction price and an allocation of the price to those performance obligations. The entity recognizes revenue when performance obligations are satisfied. Revenue from financial assets and liabilities is explicitly excluded from the scope of ASU 2014-09. Management adopted the standard in the first quarter of 2018 using the modified retrospective transition method. There were no significant cumulative effect adjustments as a result of implementation as of January 1, 2018 as our current revenue recognition policies generally conformed with the principals in ASU 2014-09.

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

FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02")

On February 25, 2016, the FASB issued ASU 2016-02 to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees will be required to recognize an obligation for future lease payments measured on a discounted basis and a right-of-use asset. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2018. As originally issued, ASU 2016-02 required implementation through the modified transition method applied as of the earliest period presented in the financial statements. In 2018 an additional and optional transition method that allows entities to apply the standard as of the adoption date was approved. BOKF elected this optional transition method. BOKF elected all practical expedients other than the lessee's practical expedient to combine lease and non-lease components which would further gross up the lease liability and related right of use asset. The implementation of ASU 2016-02 increased the reported right of use assets and liabilities by approximately $137 million. The effect on retained earnings was immaterial.

FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Assets Measured at Amortized Cost ("ASU 2016-13")

On June 16, 2016, the FASB issued ASU 2016-13 in order to provide more timely recording of credit losses on loans and other financial instruments. The ASU adds an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected credit losses rather than incurred credit losses. It requires measurement of all expected credit losses for financial assets carried at amortized cost, including loans and related off-balance sheet credit exposure and investment securities, based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also changes the recognition of other-than-temporary impairment of available for sale securities to an allowance methodology from a direct write-down methodology. ASU 2016-13 will be effective for the Company for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. ASU 2016-13 will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

The Company has established a CECL implementation team in order to evaluate the impact the adoption of ASU 2016-13 will have on the Company's financial statements. The CECL implementation team, overseen by the Chief Credit Officer, Chief Financial Officer, and Chief Risk Officer, has developed a project plan that incorporates input from various departments within the bank including Credit, Financial Reporting, Risk, and Information Technology among others. Key implementation activities for 2018 included portfolio segmentation, credit risk driver identification, model development, as well as process and information systems enhancements. Key implementation initiatives for 2019 include model validation and development of governance and control and disclosure frameworks. The Company will adopt the standard on January 1, 2020.

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

FASB Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12")

On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815 in order to improve transparency and understandability of information and reduce the complexity. The update expands the types of transactions eligible for hedge accounting, eliminates the requirement to separately measure and present hedge ineffectiveness, simplifies hedge effectiveness assessments and updates documentation and presentation requirements. The update allows the reclassification of certain debt securities from held to maturity to available for sale if the debt security is eligible to be hedged under the last-of-layer method. ASU 2017-12 is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption was permitted. Adoption of ASU 2017-12 had no material impact on the Company's financial statements.

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

FASB Accounting Standards Update No. 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15")

On August 29, 2018, the FASB issued ASU 2018-15, which requires a customer in a cloud hosting arrangement that is a service contract to follow the internal use software requirements in ASC 350-40 to determine which implementation costs to capitalize or expense as incurred. Internal use software guidance requires the capitalization of costs incurred during the development phase. Capitalized costs will be amortized over the term of the hosting arrangement beginning when the arrangement is ready for its intended use. ASU 2018-15 is effective for the Company for fiscal years beginning after December 15, 2019; however, early adoption is permitted. The Company elected to early adopt the update prospectively in third quarter of 2018. The adoption of ASU 2018-15 has not had a significant impact in 2018.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2018		December 31, 2017
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$63,765	$254	$21,196	$8
U.S. government agency residential mortgage-backed securities	1,791,584	9,966	392,673	(517)
Municipal and other tax-exempt securities	34,507	(1)	13,559	83
Asset-backed securities	42,656	685	23,885	(26)
Other trading securities	24,411	65	11,363	4
Total trading securities	$1,956,923	$10,969	$462,676	$(448)

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2018
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt securities	$137,296	$138,562	$1,858	$(592)
U.S. government agency residential mortgage-backed securities	12,612	12,770	293	(135)
Other debt securities	205,279	215,966	12,257	(1,570)
Total investment securities	$355,187	$367,298	$14,408	$(2,297)

	December 31, 2017
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt securities	$228,186	$230,349	$2,967	$(804)
U.S. government agency residential mortgage-backed securities	15,891	16,242	446	(95)
Other debt securities	217,716	233,444	17,095	(1,367)
Total investment securities	$461,793	$480,035	$20,508	$(2,266)

The amortized cost and fair values of investment securities at December 31, 2018, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity²
Municipal and other tax-exempt securities:
Carrying value	$41,475	$46,363	$35,077	$14,381	$137,296	4.73
Fair value	41,371	46,123	36,471	14,597	138,562
Nominal yield¹	2.25%	3.94%	6.00%	4.32%	4.00%
Other debt securities:
Carrying value	$16,282	$61,830	$115,606	$11,561	$205,279	5.50
Fair value	16,327	63,923	125,050	10,666	215,966
Nominal yield	3.88%	4.69%	5.76%	4.33%	5.21%
Total fixed maturity securities:
Carrying value	$57,757	$108,193	$150,683	$25,942	$342,575	5.19
Fair value	57,698	110,046	161,521	25,263	354,528
Nominal yield	2.71%	4.37%	5.82%	4.32%	4.73%
Residential mortgage-backed securities:
Carrying value					$12,612	³
Fair value					12,770
Nominal yield[4]					2.77%
Total investment securities:
Carrying value					$355,187
Fair value					367,298
Nominal yield					4.65%

[1]	Calculated on a taxable equivalent basis using a 25 percent effective tax rate.

[2]	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

[3]	The average expected lives of residential mortgage-backed securities were 4.7 years based upon current prepayment assumptions.

[4]
The nominal yield on residential mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary - Unaudited for current yields on the investment securities portfolio.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 31, 2018
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	OTTI
U.S. Treasury securities	$496	$493	$—	$(3)	$—
Municipal and other tax-exempt securities	2,782	2,864	82	—	—
Residential mortgage-backed securities:
U.S. government agencies:
FNMA	3,414,573	3,367,124	10,559	(58,008)	—
FHLMC	1,723,399	1,699,779	5,189	(28,809)	—
GNMA	748,351	737,805	401	(10,947)	—
Total U.S. government agencies	5,886,323	5,804,708	16,149	(97,764)	—
Private issue	40,948	59,736	18,788	—	—
Total residential mortgage-backed securities	5,927,271	5,864,444	34,937	(97,764)	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,986,297	2,953,889	7,955	(40,363)	—
Other debt securities	35,545	35,430	12	(127)	—
Total available for sale securities	$8,952,391	$8,857,120	$42,986	$(138,257)	$—

	December 31, 2017
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	OTTI
U.S. Treasury securities	$1,000	$1,000	$—	$—	$—
Municipal and other tax-exempt securities	27,182	27,080	181	(283)	—
Residential mortgage-backed securities:
U.S. government agencies:
FNMA	3,021,551	2,997,563	11,549	(35,537)	—
FHLMC	1,545,971	1,531,009	3,148	(18,110)	—
GNMA	787,626	780,580	1,607	(8,653)	—
Total U.S. government agencies	5,355,148	5,309,152	16,304	(62,300)	—
Private issue	74,311	93,221	19,301	—	(391)
Total residential mortgage-backed securities	5,429,459	5,402,373	35,605	(62,300)	(391)
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,858,885	2,834,961	1,963	(25,887)	—
Other debt securities	25,500	25,481	50	(69)	—
Perpetual preferred stock	12,562	15,767	3,205	—	—
Equity securities and mutual funds	14,487	14,916	515	(86)	—
Total available for sale securities	$8,369,075	$8,321,578	$41,519	$(88,625)	$(391)

The amortized cost and fair values of available for sale securities at December 31, 2018, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years		Total	Weighted Average Maturity[4]
U.S. Treasury securities:
Amortized cost	$—	$496	$—	$—		$496	1.08
Fair value	—	493	—	—		493
Nominal yield	—%	1.99%	—%	—%		1.99%
Municipal and other tax-exempt securities:
Amortized cost	$1,057	$1,725	$—	$—		2,782	1.67
Fair value	1,063	1,801	—	—		2,864
Nominal yield¹	6.69%	6.45%	—%	—%		6.54%
Commercial mortgage-backed securities:
Amortized cost	$77,558	$1,107,567	$1,497,468	$303,704		2,986,297	6.90
Fair value	76,902	1,088,991	1,486,939	301,057		2,953,889
Nominal yield	1.66%	2.06%	2.44%	2.54%		2.29%
Other debt securities:
Amortized cost	$—	$—	$—	$35,545		35,545	13.61
Fair value	—	—	—	35,430		35,430
Nominal yield	—%	—%	—%	1.94%	[5]	1.94%
Total fixed maturity securities:
Amortized cost	$78,615	$1,109,788	$1,497,468	$339,249		$3,025,120	6.98
Fair value	77,965	1,091,285	1,486,939	336,487		2,992,676
Nominal yield	1.73%	2.07%	2.44%	2.48%		2.29%
Residential mortgage-backed securities:
Amortized cost						$5,927,271	[2]
Fair value						5,864,444
Nominal yield[3]						2.41%
Total available-for-sale securities:
Amortized cost						$8,952,391
Fair value						8,857,120
Nominal yield						2.37%

[1]	Calculated on a taxable equivalent basis using a 25 percent effective tax rate.

[2]	The average expected lives of mortgage-backed securities were 4.1 years based upon current prepayment assumptions.

[3]
The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments. See Quarterly Financial Summary –– Unaudited following for current yields on available for sale securities portfolio.

[4]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[5]	Nominal yield on other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset within 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Proceeds	$745,643	$1,309,215	$899,381
Gross realized gains	7,117	10,223	11,696
Gross realized losses	(9,918)	(5,795)	(21)
Related federal and state income tax expense	(713)	1,722	4,542

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $9.1 billion at December 31, 2018 and $7.3 billion at December 31, 2017.

The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of December 31, 2018
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt securities	72	$18,255	$69	$66,141	$523	$84,396	$592
U.S. government agency residential mortgage-backed securities – Other	2	—	—	5,633	135	5,633	135
Other debt securities	72	13,372	64	23,028	1,506	36,400	1,570
Total investment securities	146	$31,627	$133	$94,802	$2,164	$126,429	$2,297

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury securities	1	$—	$—	$493	$3	$493	$3
Municipal and other tax-exempt securities	—	—	—	—	—	—	—
Residential mortgage-backed securities:
U.S. government agencies:
FNMA	162	161,089	542	2,135,377	57,466	2,296,466	58,008
FHLMC	85	71,205	328	1,129,730	28,481	1,200,935	28,809
GNMA	42	278,530	288	376,263	10,659	654,793	10,947
Total U.S. agencies	289	510,824	1,158	3,641,370	96,606	4,152,194	97,764
Private issue[1]	—	—	—	—	—	—	—
Total residential mortgage-backed securities	289	510,824	1,158	3,641,370	96,606	4,152,194	97,764
Commercial mortgage-backed securities guaranteed by U.S. government agencies	197	179,258	394	1,969,504	39,969	2,148,762	40,363
Other debt securities	3	9,982	63	20,436	64	30,418	127
Total available for sale securities	490	$700,064	$1,615	$5,631,803	$136,642	$6,331,867	$138,257

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Temporarily Impaired Securities as of December 31, 2017
(In thousands)

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt securities	100	$145,960	$643	$5,833	$161	$151,793	$804
U.S. government agency residential mortgage-backed securities – Other	1	—	—	3,356	95	3,356	95
Other debt securities	49	20,091	1,238	3,076	129	23,167	1,367
Total investment securities	150	$166,051	$1,881	$12,265	$385	$178,316	$2,266

	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury securities	—	$—	$—	$—	$—	$—	$—
Municipal and other tax-exempt securities	19	12,765	18	4,802	265	17,567	283
Residential mortgage-backed securities:
U. S. government agencies:
FNMA	113	1,203,041	9,618	824,029	25,919	2,027,070	35,537
FHLMC	69	863,778	7,297	385,816	10,813	1,249,594	18,110
GNMA	27	201,887	1,452	248,742	7,201	450,629	8,653
Total U.S. agencies	209	2,268,706	18,367	1,458,587	43,933	3,727,293	62,300
Private issue[1]	8	5,898	391	—	—	5,898	391
Total residential mortgage-backed securities	217	2,274,604	18,758	1,458,587	43,933	3,733,191	62,691
Commercial mortgage-backed securities guaranteed by U.S. government agencies	185	1,465,703	11,824	652,296	14,063	2,117,999	25,887
Other debt securities	2	19,959	41	472	28	20,431	69
Perpetual preferred stock	—	—	—	—	—	—	—
Equity securities and mutual funds	111	911	7	2,203	79	3,114	86
Total available for sale securities	534	$3,773,942	$30,648	$2,118,360	$58,368	$5,892,302	$89,016

[1]	Includes securities for which an unrealized loss remains in AOCI after an other-than-temporary credit loss has been recognized in income.

Based on evaluations of impaired securities as of December 31, 2018, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

No other-than-temporary impairment losses were recorded in earnings during 2018 and none were recorded in 2017. Cumulative other-than-temporary impairment on available for sale securities was $45 million at December 31, 2018 and $55 million at December 31, 2017. The decrease compared to the prior year was due to sales during 2018.

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

The fair value and net unrealized gain (loss) included in Fair value option securities is as follows (in thousands):

	December 31, 2018		December 31, 2017
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency residential mortgage-backed securities	$283,235	$2,766	$755,054	$(1,877)

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2018 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$10,671,151	$92,231	$(26,787)	$65,444	$—	$65,444
Interest rate swaps	1,924,131	36,112	(6,688)	29,424	(7,934)	21,490
Energy contracts	1,472,209	206,418	(60,983)	145,435	(106,752)	38,683
Agricultural contracts	21,210	842	(201)	641	—	641
Foreign exchange contracts	184,990	183,759	—	183,759	—	183,759
Equity option contracts	89,085	2,021	—	2,021	(648)	1,373
Total customer risk management programs	14,362,776	521,383	(94,659)	426,724	(115,334)	311,390
Internal risk management programs	15,909,988	50,410	(40,871)	9,539	—	9,539
Total derivative contracts	$30,272,764	$571,793	$(135,530)	$436,263	$(115,334)	$320,929

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$10,558,151	$90,388	$(26,787)	$63,601	$(63,596)	$5
Interest rate swaps	1,924,131	36,288	(6,688)	29,600	(4,110)	25,490
Energy contracts	1,434,247	202,494	(60,983)	141,511	(1,490)	140,021
Agricultural contracts	21,214	812	(201)	611	—	611
Foreign exchange contracts	177,423	175,922	—	175,922	—	175,922
Equity option contracts	89,085	2,021	—	2,021	—	2,021
Total customer risk management programs	14,204,251	507,925	(94,659)	413,266	(69,196)	344,070
Internal risk management programs	19,634,642	66,422	(40,871)	25,551	(7,315)	18,236
Total derivative contracts	$33,838,893	$574,347	$(135,530)	$438,817	$(76,511)	$362,306

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statements of Earnings (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$27,190	$—	$34,532	$—	$38,523	$—
Interest rate swaps	2,614	—	2,647	—	2,589	—
Energy contracts	8,443	—	5,536	—	5,027	—
Agricultural contracts	53	—	79	—	111	—
Foreign exchange contracts	535	—	1,352	—	945	—
Equity option contracts	—	—	—	—	—	—
Total customer risk management programs	38,835	—	44,146	—	47,195	—
Internal risk management programs	(13,643)	(422)	4,615	779	(4,592)	(15,685)
Total derivative contracts	$25,192	$(422)	$48,761	$779	$42,603	$(15,685)

As discussed in Note 7, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 7 for additional discussion of notional, fair value and impact on earnings of these contracts.

No derivative contracts have been designated as hedging instruments for financial reporting purposes.
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2018				December 31, 2017
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$2,251,188	$11,285,049	$99,841	$13,636,078	$2,217,432	$8,379,240	$137,303	$10,733,975
Commercial real estate	1,477,274	3,265,918	21,621	4,764,813	548,692	2,928,440	2,855	3,479,987
Residential mortgage	1,830,224	358,254	41,555	2,230,033	1,608,655	317,584	47,447	1,973,686
Personal	190,687	834,889	230	1,025,806	154,517	810,990	269	965,776
Total	$5,749,373	$15,744,110	$163,247	$21,656,730	$4,529,296	$12,436,254	$187,874	$17,153,424
Accruing loans past due (90 days)[1]				$1,338				$633
Foregone interest on nonaccrual loans				$15,502				$16,496

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government.

At December 31, 2018, loans to businesses and individuals with collateral primarily located in Texas totaled $6.4 billion or 30% of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.5 billion or 16% of our total loan portfolio. Loans to businesses and individuals with collateral primarily located in Colorado totaled $3.3 billion or 15% of our total loan portfolio. Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. At December 31, 2017, loans to businesses and individuals with collateral primarily located in Texas totaled $5.8 billion or 34% of the loan portfolio and loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.3 billion or 19% of the loan portfolio.

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

At December 31, 2018, commercial loans with collateral primarily located in Texas totaled $4.1 billion or 30% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Oklahoma totaled $2.2 billion or 16% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Colorado totaled $2.0 billion or 15% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The services loan class totaled $3.3 billion or 15% of total loans. Approximately $2.3 billion of loans in the services class consisted of loans with individual balances of less than $10 million. Businesses included in the services class include commercial services, Native American tribal governments, financial services, entertainment and recreation and education. The energy loan class totaled $3.6 billion or 17% of total loans, including $2.9 billion of outstanding loans to energy producers. Approximately 57% of committed production loans were secured by properties primarily producing oil and 43% are secured by properties producing natural gas. The healthcare loan class totaled $2.7 billion or 13% of total loans. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

At December 31, 2017, commercial loans with collateral primarily located in Texas totaled $3.6 billion or 34% of the commercial loan portfolio segment and commercial loans with collateral primarily located in Oklahoma totaled $2.0 billion or 18% of the commercial loan portfolio segment. The energy loan class totaled $2.9 billion or 17% of total loans, including $2.5 billion of outstanding loans to energy producers. At December 31, 2017, approximately 57% of committed production loans were secured by properties primarily producing oil and 43% were secured by properties producing natural gas. The services loan class totaled $2.5 billion or 15% of total loans. Approximately $1.5 billion of loans in the services category consisted of loans with individual balances of less than $10 million. The healthcare loan class totaled $2.2 billion or 13% of total loans.

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

At December 31, 2018, 26% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 16% of commercial real estate loans are secured by properties located primarily in the Denver, Colorado metropolitan area. At December 31, 2017, 35% of commercial real estate loans were secured by properties in Texas, 12% of commercial real estate loans were secured by properties in Oklahoma.

Residential Mortgage and Personal

Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. Residential mortgage loans are secured by a first or second mortgage on the customer’s primary residence. Personal loans consist primarily of loans secured by the cash surrender value of insurance policies and marketable securities. It also includes direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as other unsecured loans. Residential mortgage and personal loans are made in accordance with underwriting policies. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability. Residential mortgage loans retained in the Company’s portfolio are primarily composed of various mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals and certain professionals. Jumbo loans may be fixed or variable rate and are fully amortizing. Jumbo loans generally conform to government sponsored entity standards, except that the loan size exceeds maximums required under these standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%. Loan-to-value (“LTV”) ratios are tiered from 60% to 100%, depending on the market. Special mortgage programs include fixed and variable fully amortizing loans tailored to the needs of certain healthcare professionals. Variable rate loans are fully indexed at origination and may have fixed rates for 3 years to 10 years, then adjust annually thereafter.

At December 31, 2018 and 2017, residential mortgage loans included $191 million and $198 million, respectively, of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $719 million at December 31, 2018 and $733 million at December 31, 2017. At December 31, 2018, 59% of the home equity loan portfolio was comprised of first lien loans and 41% of the home equity portfolio was comprised of junior lien loans. Junior lien loans were distributed 40% to amortizing term loans and 60% to revolving lines of credit. At December 31, 2017, 64% of the home equity portfolio was comprised of first lien loans and 36% of the home equity loan portfolio was comprised of junior lien loans. Junior lien loans were distributed 46% to amortizing term loans and 54% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information.

At December 31, 2018, 26% of residential mortgage loans are secured by properties located in Oklahoma, 28% of residential mortgage loans are secured by properties located in Texas and 19% of residential mortgage are secured by properties located in Colorado. At December 31, 2017, 31% of residential mortgage loans were secured by properties in Oklahoma, 30% of residential mortgage were secured by properties in Texas, 11% of residential mortgage loans are secured by properties in Colorado and 9% of residential mortgage loans are secured by properties in New Mexico.

Purchase Credit Impaired Loans

In conjunction with the acquisition of CoBiz Financial on October, 1, 2018, the Company acquired certain loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected ("PCI loans"). At December 31, 2018, the carrying amount of PCI loans was $31 million and the unpaid balance was $47 million. The accretable yield related to these PCI loans was $843 thousand.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2018, outstanding commitments totaled $12 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2018, outstanding standby letters of credit totaled $582 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2018, outstanding commercial letters of credit totaled $1.9 million.

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

The activity in the allowance for loan losses and the accrual for off-balance sheet credit risk related to loan commitments and standby letters of credit for the year ended December 31, 2018 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$124,269	$56,621	$18,451	$9,124	$22,217	$230,682
Provision for loan losses	12,521	(147)	(1,156)	3,175	(4,449)	9,944
Loans charged off	(37,880)	—	(378)	(5,325)	—	(43,583)
Recoveries	3,316	3,552	1,047	2,499	—	10,414
Ending balance	$102,226	$60,026	$17,964	$9,473	$17,768	$207,457

Accrual for off-balance sheet credit risk:
Beginning balance	$3,644	$45	$43	$2	$—	$3,734
Provision for off-balance sheet credit risk	(1,989)	7	9	29	—	(1,944)
Ending balance	$1,655	$52	$52	$31	$—	$1,790

Total provision for credit losses	$10,532	$(140)	$(1,147)	$3,204	$(4,449)	$8,000

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2018 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$13,536,237	$93,494	$99,841	$8,732	$13,636,078	$102,226
Commercial real estate	4,743,192	60,026	21,621	—	4,764,813	60,026
Residential mortgage	2,188,478	17,964	41,555	—	2,230,033	17,964
Personal	1,025,576	9,473	230	—	1,025,806	9,473
Total	21,493,483	180,957	163,247	8,732	21,656,730	189,689

Nonspecific allowance	—	—	—	—	—	17,768

Total	$21,493,483	$180,957	$163,247	$8,732	$21,656,730	$207,457

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at December 31, 2018 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$13,586,654	$101,303	$49,424	$923	$13,636,078	$102,226
Commercial real estate	4,764,813	60,026	—	—	4,764,813	60,026
Residential mortgage	505,046	3,310	1,724,987	14,654	2,230,033	17,964
Personal	948,890	6,633	76,916	2,840	1,025,806	9,473
Total	19,805,403	171,272	1,851,327	18,417	21,656,730	189,689

Nonspecific allowance	—	—	—	—	—	17,768

Total	$19,805,403	$171,272	$1,851,327	$18,417	$21,656,730	$207,457

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

The following table summarizes the Company’s loan portfolio at December 31, 2018 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$3,414,039	$42,176	$86,624	$47,494	$—	$—	$3,590,333
Services	3,161,157	49,761	32,661	8,567	—	—	3,252,146
Wholesale/retail	1,593,902	18,809	7,131	1,316	—	—	1,621,158
Manufacturing	668,438	30,934	22,230	8,919	—	—	730,521
Healthcare	2,664,381	14,920	37,698	16,538	—	—	2,733,537
Public finance	876,336	—	—	—	—	—	876,336
Other commercial and industrial	756,815	1,266	7,588	16,954	49,371	53	832,047
Total commercial	13,135,068	157,866	193,932	99,788	49,371	53	13,636,078

Commercial real estate:
Residential construction and land development	148,234	—	—	350	—	—	148,584
Retail	885,588	11,926	1,289	20,279	—	—	919,082
Office	1,059,334	10,532	3,054	—	—	—	1,072,920
Multifamily	1,287,471	281	12	301	—	—	1,288,065
Industrial	776,898	—	1,208	—	—	—	778,106
Other commercial real estate	555,301	1,188	876	691	—	—	558,056
Total commercial real estate	4,712,826	23,927	6,439	21,621	—	—	4,764,813

Residential mortgage:
Permanent mortgage	467,233	52	9,730	1,991	819,199	21,960	1,320,165
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	183,734	7,132	190,866
Home equity	25,743	—	296	—	682,491	10,472	719,002
Total residential mortgage	492,976	52	10,026	1,991	1,685,424	39,564	2,230,033

Personal	944,256	115	4,443	76	76,762	154	1,025,806

Total	$19,285,126	$181,960	$214,840	$123,476	$1,811,557	$39,771	$21,656,730

The following table summarizes the Company’s loan portfolio at December 31, 2017 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$2,632,986	$60,288	$144,598	92,284	$—	$—	$2,930,156
Services	2,478,945	13,927	26,533	2,620	—	—	2,522,025
Wholesale/retail	1,443,917	19,263	5,502	2,574	—	—	1,471,256
Manufacturing	472,869	6,653	11,290	5,962	—	—	496,774
Healthcare	2,182,231	3,186	43,305	14,765	—	—	2,243,487
Public finance	541,775	—	—	—	—	—	541,775
Other commercial and industrial	473,366	7	8,161	19,028	27,870	70	528,502
Total commercial	10,226,089	103,324	239,389	137,233	27,870	70	10,733,975

Commercial real estate:
Residential construction and land development	113,190	1,828	395	1,832	—	—	117,245
Retail	686,915	4,243	98	276	—	—	691,532
Office	824,408	7,087	—	275	—	—	831,770
Multifamily	979,969	—	48	—	—	—	980,017
Industrial	573,014	—	—	—	—	—	573,014
Other commercial real estate	285,506	145	286	472	—	—	286,409
Total commercial real estate	3,463,002	13,303	827	2,855	—	—	3,479,987

Residential mortgage:
Permanent mortgage	232,492	—	822	1,163	784,928	24,030	1,043,435
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	188,327	9,179	197,506
Home equity	—	—	—	—	719,670	13,075	732,745
Total residential mortgage	232,492	—	822	1,163	1,692,925	46,284	1,973,686

Personal	875,696	1,548	63	83	88,200	186	965,776

Total	$14,797,279	$118,175	$241,101	141,334	$1,808,995	$46,540	$17,153,424

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a troubled debt restructuring and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of December 31, 2018					Year Ended
		Recorded Investment				December 31, 2018
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$79,675	$47,494	$18,639	$28,855	$5,362	$69,645	$—
Services	13,437	8,567	8,489	78	74	4,509	—
Wholesale/retail	1,722	1,316	1,015	301	101	1,784	—
Manufacturing	10,055	8,919	8,673	246	246	7,249	—
Healthcare	24,319	16,538	10,563	5,975	2,949	14,297	—
Public finance	—	—	—	—	—	—	—
Other commercial and industrial	26,955	17,007	17,007	—	—	17,976	—
Total commercial	156,163	99,841	64,386	35,455	8,732	115,460	—

Commercial real estate:
Residential construction and land development	1,306	350	350	—	—	1,091	—
Retail	27,680	20,279	20,279	—	—	10,278	—
Office	—	—	—	—	—	137	—
Multifamily	301	301	301	—	—	151	—
Industrial	—	—	—	—	—	—	—
Other commercial real estate	851	691	691	—	—	581	—
Total commercial real estate	30,138	21,621	21,621	—	—	12,238	—

Residential mortgage:
Permanent mortgage	28,716	23,951	23,951	—	—	24,572	1,233
Permanent mortgage guaranteed by U.S. government agencies[1]	196,296	190,866	190,866	—	—	180,813	7,172
Home equity	12,196	10,472	10,472	—	—	11,774	—
Total residential mortgage	237,208	225,289	225,289	—	—	217,159	8,405

Personal	278	230	230	—	—	250	—

Total	$423,787	$346,981	$311,526	$35,455	$8,732	$345,107	$8,405

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2018, $7.1 million of these loans are nonaccruing and $184 million are accruing based on the guarantee by U.S. government agencies.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, have been recovered.

	As of December 31, 2017					Year Ended
		Recorded Investment				December 31, 2017
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$111,011	$92,284	$40,968	$51,316	$8,814	$112,392	$—
Services	5,324	2,620	2,620	—	—	5,396	—
Wholesale/retail	9,099	2,574	2,574	—	—	6,990	—
Manufacturing	6,073	5,962	5,962	—	—	5,446	—
Healthcare	25,140	14,765	14,765	—	—	7,795	—
Public finance	—	—	—	—	—	—	—
Other commercial and industrial	27,957	19,098	19,080	18	17	20,108	—
Total commercial	184,604	137,303	85,969	51,334	8,831	158,127	—

Commercial real estate:
Residential construction and land development	3,285	1,832	1,832	—	—	2,633	—
Retail	509	276	276	—	—	301	—
Office	287	275	275	—	—	351	—
Multifamily	—	—	—	—	—	19	—
Industrial	—	—	—	—	—	38	—
Other commercial real estate	670	472	472	—	—	847	—
Total commercial real estate	4,751	2,855	2,855	—	—	4,189	—

Residential mortgage:
Permanent mortgage	30,435	25,193	25,193	—	—	24,024	1,229
Permanent mortgage guaranteed by U.S. government agencies[1]	203,814	197,506	197,506	—	—	199,244	7,632
Home equity	14,548	13,075	13,075	—	—	12,297	—
Total residential mortgage	248,797	235,774	235,774	—	—	235,565	8,861

Personal	307	269	269	—	—	280	—

Total	$438,459	$376,201	$324,867	$51,334	$8,831	$398,161	$8,861

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2017, $9.2 million of these loans are nonaccruing and $188 million are accruing based on the guarantee by U.S. government agencies.

Troubled Debt Restructurings

At December 31, 2018 the Company has $166 million in troubled debt restructurings (TDRs), of which $86 million are accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $71 million of TDRs are performing in accordance with the modified terms. The loans designated as TDRs had $16.1 million in charge offs during the year ended December 31, 2018.

At December 31, 2017, TDRs totaled $126 million, of which $74 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $48 million of TDRs were performing. The loans designated as TDRs had $117 thousand in charge offs during the year ended December 31, 2017.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the year ended December 31, 2018, $75 million of loans were restructured. During the year ended December 31, 2017, $57 million of loans were restructured.

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2018 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$3,542,839	$—	—	$—	$47,494	$3,590,333
Services	3,231,532	6,009	6,038	—	8,567	3,252,146
Wholesale/retail	1,619,290	515	37	—	1,316	1,621,158
Manufacturing	721,204	392	6	—	8,919	730,521
Healthcare	2,716,204	241	—	554	16,538	2,733,537
Public finance	876,336	—	—	—	—	876,336
Other commercial and industrial	814,489	518	25	8	17,007	832,047
Total commercial	13,521,894	7,675	6,106	562	99,841	13,636,078

Commercial real estate:
Residential construction and land development	147,705	249	280	—	350	148,584
Retail	884,424	14,379	—	—	20,279	919,082
Office	1,072,920	—	—	—	—	1,072,920
Multifamily	1,287,483	281	—	—	301	1,288,065
Industrial	776,898	1,208	—	—	—	778,106
Other commercial real estate	556,239	412	—	714	691	558,056
Total commercial real estate	4,725,669	16,529	280	714	21,621	4,764,813

Residential mortgage:
Permanent mortgage	1,292,652	3,196	366	—	23,951	1,320,165
Permanent mortgages guaranteed by U.S. government agencies	37,459	24,369	16,345	105,561	7,132	190,866
Home equity	707,017	1,102	352	59	10,472	719,002
Total residential mortgage	2,037,128	28,667	17,063	105,620	41,555	2,230,033

Personal	1,024,298	479	796	3	230	1,025,806

Total	$21,308,989	$53,350	24,245	$106,899	$163,247	$21,656,730

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2017 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$2,833,668	$—	4,204	$—	$92,284	$2,930,156
Services	2,518,298	514	486	107	2,620	2,522,025
Wholesale/retail	1,468,284	398	—	—	2,574	1,471,256
Manufacturing	490,739	—	73	—	5,962	496,774
Healthcare	2,213,504	15,218	—	—	14,765	2,243,487
Public finance	541,775	—	—	—	—	541,775
Other commercial and industrial	509,116	85	78	125	19,098	528,502
Total commercial	10,575,384	16,215	4,841	232	137,303	10,733,975

Commercial real estate:
Residential construction and land development	115,213	200	—	—	1,832	117,245
Retail	691,256	—	—	—	276	691,532
Office	831,118	254	—	123	275	831,770
Multifamily	979,625	22	370	—	—	980,017
Industrial	573,014	—	—	—	—	573,014
Other commercial real estate	285,937	—	—	—	472	286,409
Total commercial real estate	3,476,163	476	370	123	2,855	3,479,987

Residential mortgage:
Permanent mortgage	1,014,588	3,435	219	—	25,193	1,043,435
Permanent mortgages guaranteed by U.S. government agencies	22,692	18,978	13,468	133,189	9,179	197,506
Home equity	717,007	2,206	440	17	13,075	732,745
Total residential mortgage	1,754,287	24,619	14,127	133,206	47,447	1,973,686

Personal	964,374	681	191	261	269	965,776

Total	$16,770,208	$41,991	19,529	$133,822	$187,874	$17,153,424

(5) Premises and Equipment

Premises and equipment at December 31 are summarized as follows (in thousands):

	December 31,
	2018	2017
Land	$70,575	$71,348
Buildings and improvements	266,733	249,139
Software	150,207	188,826
Furniture and equipment	129,988	223,163
Construction in progress	27,514	23,348
Premises and equipment	645,017	755,824
Less accumulated depreciation	314,984	438,489
Premises and equipment, net of accumulated depreciation	$330,033	$317,335

Depreciation expense of premises and equipment was $51 million, $48 million and $40 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(6) Goodwill and Intangible Assets

On October 1, 2018, the Company acquired CoBiz Financial, Inc. ("CoBiz"), parent company of CoBiz Bank. CoBiz is headquartered in Denver, Colorado serving the Colorado and Arizona markets. The Company paid total consideration of $944 million, which included $243 million in cash along with the issuance of 7.2 million shares of BOK Financial common stock valued at $701 million in exchange for all the outstanding shares of CoBiz. Goodwill acquired is attributed to synergies expected to be gained through consolidation of administrative functions resulting in cost savings.

A summary of the preliminary purchase price allocation and resulting goodwill at October 1, 2018 follows (in thousands):

Cash and due from banks	$80,827
Investment securities	17,287
Available for sale securities	546,776
Restricted equity securities	5,261
Loans (Unpaid principal balance - $3,066,521)	2,937,499
Premises and equipment	5,515
Receivables	24,893
Intangible assets	106,733
Real estate and other repossessed assets	5,155
Derivative contracts asset, net	8,197
Cash surrender value of bank-owned life insurance	55,740
Other assets	56,642
Total assets acquired	3,850,525

Deposits	3,289,071
Funds purchased and repurchase agreements	37,218
Subordinated debentures	131,197
Accrued interest, taxes and expense	33,122
Derivative contracts liability, net	12,303
Other liabilities	5,254
Total liabilities assumed	3,508,165

Net assets acquired	342,360
Less: Purchase price	944,193
Goodwill	$601,833

The preliminary purchase price allocation represents acquired assets and liabilities at estimated fair value. Fair value for loans and intangibles assets was determined by applying discounted cash flow measurement techniques using significant unobservable (Level 3) inputs. These inputs include estimates of loss rates and prepayment speeds, customer attrition rates, operating costs, alternative funding costs and discount rates. The fair value of other acquired assets and liabilities was determined primarily through the use of significant other observable (Level 2) inputs.

On May 1, 2018, the Company acquired a majority voting interest in Switchgrass Holdings, LLC, a restaurant franchise owner and operator, pursuant to merchant banking regulations and restrictions. The purchase price for the acquisition was $14 million and included $6.7 million of intangible assets.

On December 1, 2016, the Company acquired MBT Bancshares (“MBT”), parent company of Missouri Bank and Trust of Kansas City (“Mobank”) following regulatory approval of the transaction. Mobank operated four banking branches in the Kansas City, Mo. area. BOK Financial paid $103 million in an all-cash deal for all outstanding shares of MBT stock. The purchase price allocation resulted in $15 million of identifiable intangibles and $66 million of goodwill.

The pro-forma impact of all acquisition transactions on earnings for periods prior to the acquisition dates were not material to the Company's financial statements.

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	Dec. 31,
	2018	2017
Core deposit premiums	$103,200	$6,510
Less accumulated amortization	5,032	808
Net core deposit premiums	98,168	5,702

Other identifiable intangible assets	63,497	44,468
Less accumulated amortization	26,816	21,512
Net other identifiable intangible assets	36,681	22,956

Total intangible assets, net	$134,849	$28,658

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2019	$14,332	$6,149	$20,481
2020	12,892	6,304	19,196
2021	11,893	5,606	17,499
2022	10,981	4,238	15,219
2023	10,145	3,199	13,344
Thereafter	37,925	11,185	49,110
	$98,168	$36,681	$134,849

The changes in the carrying value of goodwill by operating segment are as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	Total
Balance, December 31, 2016	272,196	39,023	71,520	66,160	448,899
Goodwill recognized during 2017	4,301	—	—	—	4,301
Sales of consolidated merchant banking investments during 2017	(5,219)	—	(25)	—	(5,244)
Adjustment[1]	41,992	4,435	19,207	(66,160)	(526)
Balance, December 31, 2017	313,270	43,458	90,702	—	447,430
Goodwill recognized during 2018[2]	—	—	—	601,833	601,833
Balance, December 31, 2018	$313,270	$43,458	$90,702	$601,833	$1,049,263

[1]	Goodwill from Mobank acquisition was not yet allocated to the segments as of December 31, 2016. Adjustment was made in 2017 for final purchase price adjustments and to allocate to the segments.

[2]	Goodwill related to the CoBiz acquisition was not yet allocated to the operating segments as of December 31, 2018 and is included in Funds Management and Other above.
The annual goodwill evaluations for 2018 and 2017 did not indicate impairment for any reporting unit. Economic conditions did not indicate that impairment existed for any identifiable intangible assets and therefore no impairment evaluation was performed.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2018		December 31, 2017
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$145,057	$146,971	$212,525	$215,113
Residential mortgage loan commitments	160,848	5,378	222,919	6,523
Forward sales contracts	274,000	(3,128)	380,159	(258)
		$149,221		$221,378

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2018 or December 31, 2017. No credit losses were recognized on residential mortgage loans held for sale for the years ended December 31, 2018, 2017 and 2016.

Mortgage banking revenue was as follows (in thousands):

	Year Ended
	2018	2017	2016
Production revenue:
Net realized gains on sales of mortgage loans	$36,379	$45,128	$68,947
Net change in unrealized gain on mortgage loans held for sale	(674)	2,031	(5,311)
Net change in the fair value of mortgage loan commitments	(1,145)	(3,210)	1,599
Net change in the fair value of forward sales contracts	(2,870)	(5,451)	4,393
Total mortgage production revenue	31,690	38,498	69,628
Servicing revenue	66,097	66,221	64,286
Total mortgage banking revenue	$97,787	$104,719	$133,914

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	December 31,
	2018	2017	2016
Number of residential mortgage loans serviced for others	132,463,000	136,528,000	139,340,000
Outstanding principal balance of residential mortgage loans serviced for others	$21,658,335	$22,046,632	$21,997,568
Weighted average interest rate	3.99%	3.94%	3.97%
Remaining contractual term (in months)	293	297	301

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2018 is as follows (in thousands):

Balance, December 31, 2015	$218,605
Additions, net	71,405
Change in fair value due to loan runoff	(40,744)
Change in fair value due to market changes	(2,193)
Balance, December 31, 2016	247,073
Additions, net	39,149
Change in fair value due to loan runoff	(33,527)
Change in fair value due to market changes	172
Balance, December 31, 2017	252,867
Additions, net	35,247
Change in fair value due to loan runoff	(33,528)
Change in fair value due to market changes	4,668
Balance, December 31, 2018	$259,254

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31,
	2018	2017
Discount rate – risk-free rate plus a market premium	9.90%	9.84%
Prepayment rate - based upon loan interest rate, original term and loan type	8.05% - 15.74%	8.72%-15.16%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$67 - $93	$65 - $88
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Primary/secondary mortgage rate spread	105 bps	105 bps
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	2.57%	2.24%

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

The aging status of our mortgage loans serviced for others by investor at December 31, 2018 follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
FHLMC	$7,798,790	$58,271	$11,139	$25,239	$7,893,439
FNMA	6,458,561	63,321	12,413	20,858	6,555,153
GNMA	6,568,459	200,747	56,024	15,996	6,841,226
Other	362,268	4,297	81	1,871	368,517
Total	$21,188,078	$326,636	$79,657	$63,964	$21,658,335
(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Transaction deposits	$65,859	$28,627	$13,906
Savings	439	359	386
Time:
Certificates of deposits under $100,000	5,751	7,702	8,776
Certificates of deposits $100,000 and over	19,739	12,393	10,123
Other time deposits	3,729	4,722	7,303
Total time	29,219	24,817	26,202
Total	$95,517	$53,803	$40,494

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2018 and 2017 were $756 million and $797 million, respectively.

Time deposit maturities are as follows:  2019 – $1.3 billion, 2020 – $262 million, 2021 – $98 million, 2022 – $115 million, 2023 – $130 million and $211 million thereafter.

The aggregate amount of overdrawn customer transaction deposits that have been reclassified as loan balances was $27 million at December 31, 2018 and $5.9 million at December 31, 2017.

(9) Other Borrowings

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended
	December 31, 2018		December 31, 2018
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent company and other non-bank subsidiaries:
Other borrowings	$5,207	1.57%	$2,660	1.35%	$5,335
Subordinated debentures	275,913	5.34%	177,884	5.52%	275,913
Total parent company and other non-bank subsidiaries	281,120		180,544	5.46%

Subsidiary banks:
Funds purchased	402,450	2.34%	419,322	1.89%	949,531
Repurchase agreements	615,961	0.36%	464,582	0.28%	615,961
Other borrowings:
Federal Home Loan Bank advances	6,100,000	2.65%	6,207,142	2.06%	6,500,000
GNMA repurchase liability	15,552	4.43%	14,783	4.47%	16,529
Other	3,631	4.80%	11,856	4.45%	15,096
Total other borrowings	6,119,183		6,233,781	2.07%
Subordinated debentures	—	—%	—	—%	—
Total Subsidiary banks	7,137,594		7,117,685	1.94%

Total other borrowed funds	$7,418,714		$7,298,229	2.03%

	As of		Year Ended
	December 31, 2017		December 31, 2017
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent company and other non-bank subsidiaries:
Other borrowings	$—	—%	$935	11.11%	$3,104
Subordinated debentures	144,677	5.60%	147,954	5.57%	151,875
Total parent company and other non-bank subsidiaries	144,677		148,889	5.65%

Subsidiary banks:
Funds purchased	58,628	1.00%	58,064	0.73%	80,967
Repurchase agreements	516,335	0.17%	433,791	0.10%	536,094
Other borrowings:
Federal Home Loan Bank advances	5,100,000	1.47%	5,882,466	1.13%	6,200,000
GNMA repurchase liability	19,947	4.22%	20,509	4.59%	24,139
Other	14,950	2.61%	15,382	2.38%	15,506
Total other borrowings	5,134,897		5,918,357	1.14%
Subordinated debentures	—	—%	—	—%	—
Total Subsidiary banks	5,709,860		6,410,212	1.07%

Total other borrowed funds	$5,854,537		$6,559,101	1.18%

	As of		Year Ended
	December 31, 2016		December 31, 2016
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Parent company and other non-bank subsidiaries:
Other borrowings	$1,092	8.27%	$2,073	16.11%	$3,157
Subordinated debentures	151,857	5.49%	75,039	5.57%	151,857
Total parent company and other non-bank subsidiaries	152,949		77,112	5.86%

Subsidiary banks:
Funds purchased	57,929	0.38%	78,222	0.24%	567,103
Repurchase agreements	668,661	0.02%	589,145	0.04%	668,661
Other borrowings:
Federal Home Loan Bank advances	4,800,000	0.72%	5,985,656	0.55%	6,500,000
GNMA repurchase liability	22,471	4.26%	15,637	4.74%	22,471
Other	15,292	2.66%	15,670	2.41%	15,797
Total other borrowings	4,837,763		6,016,963	0.57%
Subordinated debentures	—	—%	140,414	1.35%	226,434
Total Subsidiary banks	5,564,353		6,824,744	0.54%

Total other borrowed funds	$5,717,302		$6,901,856	0.60%

Aggregate annual principal repayments at December 31, 2018 are as follows (in thousands):

	Parent Company and Other Non-bank Subsidiaries	Subsidiary Banks
2019	$—	$7,134,538
2020	—	575
2021	—	575
2022	—	575
2023	—	625
Thereafter	281,120	706
Total	$281,120	$7,137,594

Funds purchased are unsecured and generally mature within one day to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities.

Additional information relating to securities sold under agreements to repurchase and related liabilities at December 31, 2018 and 2017 is as follows (dollars in thousands):

	December 31, 2018
	Amortized	Fair	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. government agency mortgage-backed securities:
Overnight[1]	$636,864	$628,229	$615,961	0.36%
Long-term	—	—	—	—%
Total Agency Securities	$636,864	$628,229	$615,961	0.36%

	December 31, 2017
	Amortized	Fair	Repurchase	Average
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. government agency mortgage-backed securities:
Overnight[1]	$525,452	$523,914	$516,335	0.17%
Long-term	—	—	—	—%
Total Agency Securities	$525,452	$523,914	$516,335	0.17%

[1]
BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $266 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2018 pursuant to the Federal Home Loan Bank’s collateral policies is $1.9 billion.

In 2016, BOK Financial issued $150 million of subordinated debt that will mature on June 30, 2056. Interest on this debt bears an interest rate of 5.375%, payable quarterly. On June 30, 2021, BOK Financial will have the option to redeem the debt at the principal amount plus accrued interest, subject to regulatory approval.

As a result of the acquisition of CoBiz Financial, we obtained $60 million of subordinated debt issued in June 2015 that will mature on June 25, 2030. This debt bears interest at the rate of 5.625% through June 2025 and thereafter, the notes will bear interest at an annual floating rate equal to three-month LIBOR plus 3.17%. The debt contains a call option that allows for repayment prior to contractual maturity. The call option is available on June 25, 2025 and quarterly thereafter at 100% of the principal amount.

Also through CoBiz Financial, we acquired junior subordinated debentures split across three issuance tranches. Junior subordinated debentures of $21 million will mature September 17, 2033 and bear an interest rate of three-month LIBOR plus 2.95% that resets quarterly. Junior subordinated debentures of $31 million will mature on July 23, 2034 and bear an interest rate of three-month LIBOR plus 2.60% that resets quarterly. Junior subordinated debentures of $20 million will mature on September 30, 2035 and bear an interest rate of three-month LIBOR plus 1.45% that resets quarterly. The junior subordinated debentures are subject to early redemption prior to maturity.

In conjunction with the acquisition of MBT, BOK Financial assumed $7.2 million of variable rate subordinated trust preferred debt. Interest was payable quarterly at three-month LIBOR plus 2.95% on $3.1 million and three-month LIBOR plus 1.82% on $4.1 million. This trust preferred debt was redeemed during 2017.

BOK Financial Securities, Inc. may borrow funds from Pershing, LLC ("Pershing"), a clearing broker/dealer and a wholly owned subsidiary of Bank of New York Mellon, for the purposes of financing securities purchases or to facilitate funding of investment banking activities, on terms to be negotiated at the time of the borrowing. BOK Financial Securities, Inc. had no borrowings from Pershing outstanding at December 31, 2018 or December 31, 2017.

In 2007, BOKF, NA issued $250 million of subordinated debt due May 15, 2017. Interest on this debt was based upon a fixed rate of 5.75% through May 14, 2012 and is based on a floating rate of three-month LIBOR plus 0.69% thereafter. The outstanding balance was called during 2016.

The Company has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold into GNMA mortgage pools. Interest is payable at rates contractually due to investors.

(10) Federal and State Income Taxes

The Tax Cuts and Jobs Act (the "Tax Reform Act"), which was enacted on December 22, 2017, reduced the federal corporate tax rate from 35% to 21% for periods beginning January 1, 2018. We completed our accounting during 2018 for uncertainties that resulted from the Tax Reform Act.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Available for sale securities mark to market	$24,441	$12,083
Share-based compensation	4,434	7,598
Credit loss allowances	49,804	58,666
Valuation adjustments	9,619	8,102
Deferred compensation	25,608	12,215
Unearned fees	9,814	9,265
Purchased loan discount	27,283	—
Other	31,812	30,859
Total deferred tax assets	182,815	138,788

Deferred tax liabilities:
Depreciation	13,901	15,817
Mortgage servicing rights	61,844	63,112
Lease financing	10,040	9,973
Acquired identifiable intangible	28,620	—
Other	32,954	34,880
Total deferred tax liabilities	147,359	123,782
Net deferred tax assets	$35,456	$15,006

No valuation allowance was necessary on deferred tax assets as of December 31, 2018 and 2017.

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current income tax expense:
Federal	$103,748	$141,607	$107,379
State	15,253	14,592	11,028
Total current income tax expense	119,001	156,199	118,407

Deferred income tax expense:
Federal	(190)	25,525	(11,340)
State	250	869	(690)
Total deferred income tax expense	60	26,394	(12,030)
Total income tax expense	$119,061	$182,593	$106,377

The reconciliations of income attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amount:
Federal statutory tax	$118,752	$181,397	$118,530
Tax exempt revenue	(8,311)	(12,402)	(10,544)
Effect of state income taxes, net of federal benefit	12,430	10,701	6,478
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	(4,559)	(6,811)	(6,256)
Share-based compensation	(2,105)	(2,817)	—
Implementation of Tax Reform Act	(1,728)	11,672	—
Deposit insurance	3,099	—	—
Other, net	1,483	853	(1,831)
Total income tax expense	$119,061	$182,593	$106,377

	Year Ended December 31,
	2018	2017	2016
Percent of pretax income:
Federal statutory tax	21.0%	35.0%	35.0%
Tax exempt revenue	(1.5)	(2.4)	(3.1)
Effect of state income taxes, net of federal benefit	2.2	2.0	1.9
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	(0.8)	(1.3)	(1.8)
Share-based compensation	(0.4)	(0.5)	—
Implementation of Tax Reform Act	(0.3)	2.3	—
Deposit insurance	0.5	—	—
Other, net	0.4	0.1	(0.6)
Total	21.1%	35.2%	31.4%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Balance as of January 1	$18,110	$15,841	$13,232
Additions for tax for current year positions	2,649	4,645	5,640
Settlements during the period	—	—	—
Lapses of applicable statute of limitations	(1,890)	(2,376)	(3,031)
Balance as of December 31	$18,869	$18,110	$15,841

Of the above unrecognized tax benefits, $12.9 million, if recognized, would have affected the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $1.7 million for 2018, $1.2 million for 2017 and $1.0 million for 2016 in interest and penalties. The Company had approximately $5.0 million and $4.0 million accrued for the payment of interest and penalties at December 31, 2018 and 2017, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

(11) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. During 2018 and 2017, interest accrued on employees' account balances at a variable rate tied to the five-year trailing average of five-year U.S. Treasury securities plus 1.5%. The rate has a floor of 3.0% and a ceiling of 5.0%. The 2018 quarterly variable rates ranged from 3.00% to 3.24%.

The following table presents information regarding this plan (in thousands):

	December 31,
	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$30,897	$34,964
Interest cost	973	1,153
Actuarial loss (gain)	(1,417)	223
Benefits paid	(6,033)	(5,443)
Projected benefit obligation at end of year[1,2]	$24,547	$30,897
Change in plan assets:
Plan assets at fair value at beginning of year	$40,419	$41,769
Actual return on plan assets	(804)	4,093
Benefits paid	(6,033)	(5,443)
Plan assets at fair value at end of year	$33,582	$40,419

Funded status of the plan	$9,035	$9,522
Components of net periodic benefit:
Interest cost	$973	$1,153
Expected return on plan assets	(2,065)	(2,041)
Other	509	184
Net periodic benefit cost (credit)	$(583)	$(704)

[1]	Projected benefit obligation equals accumulated benefit obligation.

[2]	Projected benefit obligation is based on January 1 measurement date.

Weighted-average assumptions as of December 31:	2018	2017
Discount rate	4.10%	3.30%
Expected return on plan assets	5.50%	5.50%

As of December 31, 2018, expected future benefit payments related to the Pension Plan were as follows (in thousands):

2019	$3,562
2020	2,257
2021	2,194
2022	2,299
2023	2,495
Thereafter	19,175
Total estimated future benefit payments	$31,982

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Active Core Fund. The stated objective of this fund is to provide an attractive total return with a well-balanced mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund’s securities. Management considers the Fund's recent and long-term performance as indicators when setting the expected return on plan assets. The maximum tax deductible Pension Plan contribution for 2018 was $6.6 million. No minimum contribution was required for 2018, 2017 or 2016.

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
Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund and Cavanal Hill funds. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $25.1 million for 2018, $22.8 million for 2017 and $22.4 million for 2016.

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

The following table presents stock options outstanding under these plans (in thousands, except for per share data):

	Number	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at:
December 31, 2016	218,524	51.95	6,793
December 31, 2017	117,551	53.26	4,592
December 31, 2018	63,058	$54.89	$1,163
Options vested at:
December 31, 2016	93,117	$46.22	$3,429
December 31, 2017	51,286	48.62	2,241
December 31, 2018	33,573	53.09	679

No options have been awarded since 2013. At December 31, 2018, the weighted average remaining contractual life of options outstanding was 2.12 years and the weighted average remaining contractual life of vested options was 1.04 years. The aggregate intrinsic value of options exercised was $2.3 million for 2018, $3.5 million for 2017 and $6.2 million for 2016.

The Company also awards non-vested shares to certain officers and employees. Vesting of all non-vested shares is subject to service requirements. Additionally, vesting of certain non-vested shares is subject to performance criteria based on changes in the Company's earnings per share relative to defined peers. The following represents a summary of the non-vested stock awards for the three years ended December 31, 2018 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	791,109
Granted	256,670	$55.35
Vested	(213,941)	$55.87
Forfeited	(47,132)	$57.86
Non-vested at December 31, 2016	786,706
Granted	177,807	$86.95
Vested	(194,419)	$63.07
Forfeited	(102,991)	$78.70
Non-vested at December 31, 2017	667,103
Granted	150,419	$85.58
Vested	(242,215)	$74.85
Forfeited	(47,700)	$75.68
Non-vested at December 31, 2018	527,607

Compensation expense recognized on non-vested shares totaled $3.6 million for 2018, $23.2 million for 2017 and $10.2 million for 2016. Unrecognized compensation cost of non-vested shares totaled $14.2 million at December 31, 2018. We expect to recognize compensation expense of $9.7 million in 2019, $4.3 million in 2020, and $138 thousand in 2021.

Compensation cost for 189,179 non-vested shares is variable based on the current fair value of BOK Financial common shares. Vesting of 188,827 non-vested shares may be increased or decreased based on performance criteria defined in the plan documents.

(13) Related Parties

In compliance with applicable banking regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as “related parties”) in the ordinary course of business. The Company’s loans to related parties do not involve more than the normal credit risk.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$110,246	$136,945
Advances	1,479,735	1,559,291
Payments	(1,514,841)	(1,585,865)
Adjustments[1]	125	(125)
Ending balance	$75,265	$110,246

[1]	Adjustments generally consist of changes in status as a related party.

As defined by banking regulations, loan commitments and equity investments from the subsidiary banks to a single affiliate may not exceed 10% of unimpaired capital and surplus while loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. All loans to affiliates must be fully secured by eligible collateral. At December 31, 2018, loan commitments and equity investments were limited to $310 million to a single affiliate and $621 million to all affiliates. The largest loan commitment and equity investment to a single affiliate was $253 million and the aggregate loan commitments and equity investments to all affiliates were $313 million. The largest outstanding amount to a single affiliate at December 31, 2018 was $883 thousand and the total outstanding amounts to all affiliates were $883 thousand. At December 31, 2017, total loan commitments and equity investments to all affiliates were $323 million and the total outstanding amounts to all affiliates were $16 million.

We have $4.7 million of impaired loans from a related party with no allowance as the fair value of the collateral exceeds the outstanding principal balance at December 31, 2018. There were no nonaccruing or impaired related party loans outstanding at December 31, 2017.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

The Company rents office space in facilities owned by affiliates of Mr. Kaiser, its Chairman and principal shareholder. Lease payments totaled $683 thousand for 2018, $1.0 million for 2017 and $1.1 million for 2016. The Company also invested $3.1 million and $580 thousand during the years ended 2018 and 2017, respectively, in QRC Valve Distributors, which is indirectly owned by Mr. Kaiser.

QuikTrip Corporation has entered into a fee sharing agreement with TransFund, BOKF’s electronic funds transfer network (“TransFund”), respecting transactions completed at TransFund automated teller machines placed in QuikTrip locations. In 2018, BOKF paid QuikTrip approximately $9.2 million pursuant to this agreement. A BOK Financial director, is Chief Executive Officer, Chairman, and a significant shareholder of QuikTrip Corporation.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of BOKF, NA, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). BOKF, NA is custodian and Cavanal Hill Distributors, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 89% of the Funds’ assets of $3.4 billion are held for the Company's clients. A Company executive officer serves on the Funds' board of trustees and officers of BOKF, NA serve as president and secretary of the Funds. A majority of the members of the Funds’ board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

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

On June 24, 2015, BOKF, NA received a complaint alleging that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures by waiving financial covenants, granting forbearances and accepting without disclosure to the bondholders, debt service payments from sources other than pledged revenues. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the Securities and Exchange Commission ("SEC").
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
On September 7, 2016, BOKF, NA agreed, and the SEC entered, a consent order finding that the BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and requiring the BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. The BOKF, NA has disgorged the fees and paid the penalty.
On August 26, 2016, the BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action on behalf of all holders of the bonds alleging the BOKF, NA participated in the fraudulent sale of securities by the principals. On September 14, 2016, the BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders alleging the BOKF, NA participated in the fraudulent sale of securities by the principals. Two separate small groups of bondholders have filed arbitration complaints with the Financial Institutions Regulatory Association respecting the bonds and other bonds for which the BOKF, NA served as indenture trustee. Management has been advised by counsel that the BOKF, NA has valid defenses to the claims.
The time by which the principal must perform the Court ordered payment plan currently expires on March 31, 2019. BOKF, NA expects the Court ordered payment plan to be continued from time to time until the principals complete the payment of the bonds, though there is no assurance that it will be. Accordingly, no loss is probable at this time and no provision for loss has been made. If the payment plan does not result in payment of the bonds, a loss could become probable. A reasonable estimate cannot be made at this time though the amount could be material to the Company.
On March 5, 2018, BOKF, NA was sued in the Fulton, Georgia County District Court by the administratrix of a deceased resident who had sued for and obtained a judgment for wrongful death against one of the operators of a nursing home financed by one of the bonds which are the subject of the litigation discussed above. The judgment is alleged to total approximately $8 million in principal and interest at this time. Plaintiff alleges that BOKF, in its capacity as indenture trustee for the bonds, colluded with the borrower and others to defraud creditors of the nursing home by misleading the public about the solvency of the nursing home. Plaintiff alleges that this conduct has prevented her from collecting on her judgment. BOKF, NA is advised by counsel that the BOKF, NA has valid defenses to the plaintiffs’ claims and no loss is probable.

On March 14, 2017, BOKF, NA was sued in the United States District Court for the Northern District of Oklahoma by bondholders in a second putative class action representing a different set of municipal securities. The bondholders in this second action allege two individuals purchased facilities from the principals who are the subject of the SEC New Jersey proceedings by means of the fraudulent sale of $60 million of municipal securities for which BOKF, NA also served as indenture trustee. The bondholders allege BOKF, NA failed to disclose that the seller of the purchased facilities had engaged in the conduct complained of in the New Jersey action. BOKF, NA properly performed all duties as indenture trustee of this second set of municipal securities, timely commenced proceedings against the issuer of the securities when default occurred, is cooperating with the SEC in actions against the two principals, is not a target of the SEC proceedings, and has been advised by counsel that BOKF, NA has valid defenses to the claims of these bondholders. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.
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

Alternative Investment Commitments

The Company sponsors two private equity funds and invests in several tax credit entities and other funds as permitted by banking regulations. Consolidation of these investments is based on the variable interest model.

BOKF Equity, LLC, an indirect wholly-owned subsidiary, is the general partner of two consolidated private equity funds (“the Funds”). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through unaffiliated limited partnerships. Substantially all committed capital invested by these Funds has been returned to the partners.

Consolidated tax credit entities represented the Company's interest in entities earning federal new market tax credits related to qualifying loans. These entities were liquidated in 2018.

The Company also has interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments and the Company's maximum exposure to loss is restricted to its investment balance. The Company's obligation to fund alternative investments is included in Other liabilities in the Consolidated Balance Sheets.

A summary of consolidated and unconsolidated alternative investments as of December 31, 2018 and December 31, 2017 is as follows (in thousands):

	December 31, 2018
	Loans	Other Assets	Other Liabilities	Other Borrowings	Non-controlling Interests
Consolidated:
Private equity funds	$—	$9,516	$—	$—	$8,644
Tax credit entities	—	—	—	—	—
Other	—	17,602	1,448	5,207	2,292
Total consolidated	$—	$27,118	$1,448	$5,207	$10,936

Unconsolidated:
Tax credit entities	$58,981	$165,567	$53,198	$—	$—
Other	—	62,406	20,687	—	—
Total unconsolidated	$58,981	$227,973	$73,885	$—	$—

	December 31, 2017
	Loans	Other Assets	Other Liabilities	Other Borrowings	Non-controlling Interests
Consolidated:
Private equity funds	$—	$14,783	$—	$—	$11,927
Tax credit entities	10,000	10,964	—	10,964	10,000
Other	—	1,040	—	—	1,040
Total consolidated	$10,000	$26,787	$—	$10,964	$22,967

Unconsolidated:
Tax credit entities	$52,852	$153,506	$47,859	$—	$—
Other	—	38,397	22,968	—	—
Total unconsolidated	$52,852	$191,903	$70,827	$—	$—

Other Commitments and Contingencies

Cavanal Hill Funds’ assets include U.S. Treasury and government securities money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury and Agencies. The net asset value of units in these funds was $1.00 at December 31, 2018. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2018 or 2017.

Total rent expense for BOK Financial was $28.5 million in 2018, $27.5 million in 2017 and $25.8 million in 2016. At December 31, 2018, future minimum lease payments for premises under operating leases were as follows: $25.8 million in 2019, $24.8 million in 2020, $21.3 million in 2021, $15.2 million in 2022, $13.0 million in 2023 and $78.6 million thereafter. BOKF, NA is obligated under a long-term lease for its bank premises in downtown Tulsa. The lease term, which began November 1, 1976, is for fifty-seven years with an option to terminate in 2024 with a two-year prior written notice. Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in consumer price index or similar benchmarks.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. Member banks may satisfy reserve balance requirements through holdings of vault cash and balances maintained directly with a Federal Reserve Bank. The combined average balance of vault cash and balances held at the Federal Reserve Bank was $1.2 billion for the year ended December 31, 2018 and $1.9 billion for the year ended December 31, 2017.

(15) Shareholders Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2018, 2017 or 2016.

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

New capital rules were effective for BOK Financial on January 1, 2015. Components of these rules will phase in through January 1, 2019. A bank falling below the minimum capital requirements, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments. For a banking institution to qualify as well capitalized, Common Equity Tier 1, Tier I, Total and Leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations. The subsidiary banks exceeded the regulatory definition of well capitalized as of December 31, 2018 and December 31, 2017.

A summary of regulatory capital minimum requirements and levels follows (dollars in thousands):

	Minimum Capital Requirement	Capital Conservation Buffer[1]	Minimum Capital Requirement Including Capital Conservation Buffer	Well Capitalized Bank Requirement	December 31, 2018		December 31, 2017
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	4.50%	2.50%	7.00%	N/A	$3,356,524	10.92%	$3,074,981	12.05%
BOKF, NA	4.50%	N/A	4.50%	6.50%	2,894,119	10.50%	2,870,694	11.34%
CoBiz Bank[2]	4.50%	N/A	4.50%	6.50%	317,944	10.65%	399,768	12.19%
Tier I Capital (to Risk Weighted Assets):
Consolidated	6.00%	2.50%	8.50%	N/A	$3,356,524	10.92%	$3,074,981	12.05%
BOKF, NA	6.00%	N/A	6.00%	8.00%	2,894,119	10.50%	2,870,694	11.34%
CoBiz Bank[2]	6.00%	N/A	6.00%	8.00%	317,944	10.65%	399,768	12.19%
Total Capital (to Risk Weighted Assets):
Consolidated	8.00%	2.50%	10.50%	N/A	$3,841,684	12.50%	$3,455,709	13.54%
BOKF, NA	8.00%	N/A	8.00%	10.00%	3,103,366	11.26%	3,105,117	12.27%
CoBiz Bank[2]	8.00%	N/A	8.00%	10.00%	382,944	12.83%	434,012	13.23%
Leverage (Tier I Capital to Average Assets):
Consolidated	4.00%	N/A	4.00%	N/A	$3,356,524	8.96%	$3,074,981	9.31%
BOKF, NA	4.00%	N/A	4.00%	5.00%	2,894,119	8.56%	2,870,694	8.73%
CoBiz Bank[2]	4.00%	N/A	4.00%	5.00%	317,944	8.25%	399,768	10.47%

[1]
Capital conservation buffer is effective January 1, 2016 and is phased in through 2019. The phased in capital conservation buffer was 1.875% at December 31, 2018 and 1.25% at December 31, 2017. The fully phased in requirement of 2.50% is included in the table above.

[2]	CoBiz Bank was acquired by BOK Financial effective October 1, 2018.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Investment Securities Transferred from AFS	Employee Benefit Plans	Total
Balance, December 31, 2015	$23,284	$68	$(1,765)	$21,587
Net change in unrealized gain (loss)	(41,333)	—	(188)	(41,521)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	(112)	—	(112)
Gain on available for sale securities, net	(11,675)	—	—	(11,675)
Other comprehensive income (loss), before income taxes	(53,008)	(112)	(188)	(53,308)
Federal and state income tax[1]	(20,637)	(44)	(73)	(20,754)
Other comprehensive income (loss), net of income taxes	(32,371)	(68)	(115)	(32,554)
Balance, December 31, 2016	(9,087)	—	(1,880)	(10,967)
Net change in unrealized gain (loss)	(28,170)	—	2,018	(26,152)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	—	—	—
Gain on available for sale securities, net	(4,428)	—	—	(4,428)
Other comprehensive income (loss), before income taxes	(32,598)	—	2,018	(30,580)
Federal and state income tax[1]	(12,708)	—	785	(11,923)
Other comprehensive income (loss), net of income taxes	(19,890)	—	1,233	(18,657)
Reclassification of stranded accumulated other comprehensive loss related to tax reform	(6,408)	—	(142)	(6,550)
Balance, December 31, 2017	(35,385)	—	(789)	(36,174)
Transition adjustment for net unrealized gains on equity securities	(2,709)	—	—	(2,709)
Net change in unrealized gain (loss)	(46,941)	—	(1,069)	(48,010)
Reclassification adjustments included in earnings:
Interest revenue, Investment securities, Taxable securities	—	—	—	—
Loss on available for sale securities, net	2,801	—	—	2,801
Other comprehensive income (loss), before income taxes	(44,140)	—	(1,069)	(45,209)
Federal and state income tax[2]	(11,235)	—	(272)	(11,507)
Other comprehensive income (loss), net of income taxes	(32,905)	—	(797)	(33,702)
Balance, December 31, 2018	$(70,999)	$—	$(1,586)	$(72,585)

[1]	Calculated using a 39 percent blended federal and state statutory tax rate.

[2]	Calculated using a 25 percent blended federal and state statutory tax rate.

(16)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended
	2018	2017	2016
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$445,646	$334,644	$232,668
Less: Earnings allocated to participating securities	3,737	3,561	2,883
Numerator for basic earnings per share – income available to common shareholders	441,909	331,083	229,785
Effect of reallocating undistributed earnings of participating securities	1	2	1
Numerator for diluted earnings per share – income available to common shareholders	$441,910	$331,085	$229,786

Denominator:
Weighted average shares outstanding	67,190,257	65,440,832	65,901,110
Less: Participating securities included in weighted average shares outstanding	561,617	695,468	815,483
Denominator for basic earnings per common share	66,628,640	64,745,364	65,085,627
Dilutive effect of employee stock compensation plans[1]	33,633	60,920	58,271
Denominator for diluted earnings per common share	66,662,273	64,806,284	65,143,898

Basic earnings per share	$6.63	$5.11	$3.53
Diluted earnings per share	$6.63	$5.11	$3.53
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	—

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

The operations of CoBiz, acquired on October 1, 2018 were not yet allocated to the operating segments at December 31, 2018. Accordingly, the operations, assets and liabilities of CoBiz were included in Funds Management and Other for 2018. The acquisition of Mobank on December 1, 2016 was allocated to the operating segments in 2017.

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2018 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$726,856	$83,231	$81,527	$93,253	$984,867
Net interest revenue (expense) from internal sources	(156,254)	73,448	31,505	51,301	—
Net interest and dividend revenue	570,602	156,679	113,032	144,554	984,867
Provision for credit losses	30,358	5,143	(288)	(27,213)	8,000
Net interest and dividend revenue after provision for credit losses	540,244	151,536	113,320	171,767	976,867
Other operating revenue	162,701	178,123	296,369	(20,409)	616,784
Other operating expense	192,811	210,187	248,959	376,209	1,028,166
Net direct contribution	510,134	119,472	160,730	(224,851)	565,485
Gain (loss) on financial instruments, net	26	(25,021)	7	24,988	—
Change in fair value of mortgage servicing rights	—	4,668	—	(4,668)	—
Gain (loss) on repossessed assets, net	(6,532)	247	—	6,285	—
Corporate expense allocations	45,818	63,700	44,190	(153,708)	—
Net income before taxes	457,810	35,666	116,547	(44,538)	565,485
Federal and state income taxes	121,434	9,085	30,003	(41,461)	119,061
Net income	336,376	26,581	86,544	(3,077)	446,424
Net income attributable to non-controlling interests	—	—	—	778	778
Net income attributable to BOK Financial Corp. shareholders	$336,376	$26,581	$86,544	$(3,855)	$445,646

Average assets	$18,431,411	$8,303,262	$8,446,006	$(243,149)	$34,937,530

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2017 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$618,325	$84,286	$45,024	$94,066	$841,701
Net interest revenue (expense) from internal sources	(89,106)	53,916	38,344	(3,154)	—
Net interest and dividend revenue	529,219	138,202	83,368	90,912	841,701
Provision for credit losses	13,877	4,786	(696)	(24,967)	(7,000)
Net interest and dividend revenue after provision for credit losses	515,342	133,416	84,064	115,879	848,701
Other operating revenue	208,404	184,878	301,434	378	695,094
Other operating expense	228,119	221,679	246,626	329,093	1,025,517
Net direct contribution	495,627	96,615	138,872	(212,836)	518,278
Gain (loss) on financial instruments, net	52	(2,054)	—	2,002	—
Change in fair value of mortgage servicing rights	—	172	—	(172)	—
Gain (loss) on repossessed assets, net	(2,681)	223	387	2,071	—
Corporate expense allocations	34,253	67,320	40,562	(142,135)	—
Net income before taxes	458,745	27,636	98,697	(66,800)	518,278
Federal and state income taxes	188,241	10,750	38,848	(55,246)	182,593
Net income	270,504	16,886	59,849	(11,554)	335,685
Net income attributable to non-controlling interests	—	—	—	1,041	1,041
Net income attributable to BOK Financial Corp. shareholders	$270,504	$16,886	$59,849	$(12,595)	$334,644

Average assets	$17,730,654	$8,544,117	$7,072,622	$(399,899)	$32,947,494

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2016 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$501,042	$77,283	$33,006	$135,897	$747,228
Net interest revenue (expense) from internal sources	(62,655)	43,156	29,043	(9,544)	—
Net interest and dividend revenue	438,387	120,439	62,049	126,353	747,228
Provision for credit losses	32,961	4,925	(801)	27,915	65,000
Net interest and dividend revenue after provision for credit losses	405,426	115,514	62,850	98,438	682,228
Other operating revenue	198,902	216,285	283,222	(24,389)	674,020
Other operating expense	217,993	247,478	250,995	301,124	1,017,590
Net direct contribution	386,335	84,321	95,077	(227,075)	338,658
Gain (loss) on financial instruments, net	10	(26,252)	(42)	26,284	—
Change in fair value of mortgage servicing rights	—	(2,193)	—	2,193	—
Gain on repossessed assets, net	669	979	—	(1,648)	—
Corporate expense allocations	36,134	65,567	42,378	(144,079)	—
Net income before taxes	350,880	(8,712)	52,657	(56,167)	338,658
Federal and state income taxes	146,740	(3,389)	20,976	(57,950)	106,377
Net income	204,140	(5,323)	31,681	1,783	232,281
Net loss attributable to non-controlling interests	—	—	—	(387)	(387)
Net income attributable to BOK Financial Corp. shareholders	$204,140	$(5,323)	$31,681	$2,170	$232,668

Average assets	$17,175,325	$8,254,666	$7,373,080	$(524,669)	$32,278,402

(18) Fees and Commissions Revenue

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2018.

	Commercial	Consumer	Wealth Management	Funds Management and Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$28,077	$—	$28,077	$28,077	$—
Customer hedging revenue	7,748	—	27,512	3,574	38,834	38,834	—
Retail brokerage revenue	—	—	19,030	3,120	22,150	—	22,150
Investment banking revenue	7,628	—	11,634	—	19,262	6,380	12,882
Brokerage and trading revenue	15,376	—	86,253	6,694	108,323	73,291	35,032
TransFund EFT network revenue	72,280	4,017	(82)	6	76,221	—	76,221
Merchant services revenue	7,666	59	—	79	7,804	—	7,804
Transaction card revenue	79,946	4,076	(82)	85	84,025	—	84,025
Personal trust revenue	—	—	96,839	—	96,839	—	96,839
Corporate trust revenue	—	—	22,292	—	22,292	—	22,292
Institutional trust & retirement plan services revenue	—	—	44,400	—	44,400	—	44,400
Investment management services and other	—	—	19,729	1,443	21,172	—	21,172
Fiduciary and asset management revenue	—	—	183,260	1,443	184,703	—	184,703
Commercial account service charge revenue	41,931	1,445	2,331	1,565	47,272	—	47,272
Overdraft fee revenue	370	36,177	134	(145)	36,536	—	36,536
Check card revenue	—	20,967	—	339	21,306	—	21,306
Automated service charge and other deposit fee revenue	282	6,621	62	74	7,039	—	7,039
Deposit service charges and fees	42,583	65,210	2,527	1,833	112,153	—	112,153
Mortgage production revenue	—	31,690	—	—	31,690	31,690	—
Mortgage servicing revenue	—	67,980	—	(1,883)	66,097	66,097	—
Mortgage banking revenue	—	99,670	—	(1,883)	97,787	97,787	—
Other revenue	24,044	9,218	24,507	(1,118)	56,651	38,306	18,345
Total fees and commissions revenue	$161,949	$178,174	$296,465	$7,054	$643,642	$209,384	$434,258

[1]	Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.

[2]	In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

(19) Fair Value Measurements

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the year ended December 31, 2018 and 2017, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the year ended December 31, 2018 and 2017 are included in the summary of changes in recurring fair values measured using unobservable inputs. Additionally, $208 million of held-to-maturity other debt securities were transferred from significant other observable inputs to significant unobservable inputs at December 31, 2018 due to a lack of currently available observable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2018 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government agency debentures	$63,765	$—	$63,765	$—
U.S. government agency residential mortgage-backed securities	1,791,584	—	1,791,584	—
Municipal and other tax-exempt securities	34,507	—	34,507	—
Asset-backed securities	42,656	—	42,656	—
Other trading securities	24,411	—	24,411	—
Total trading securities	1,956,923	—	1,956,923	—
Available for sale securities:
U.S. Treasury securities	493	493	—	—
Municipal and other tax-exempt securities	2,864	—	2,864	—
U.S. government agency residential mortgage-backed securities	5,804,708	—	5,804,708	—
Privately issued residential mortgage-backed securities	59,736	—	59,736	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,953,889	—	2,953,889	—
Other debt securities	35,430	—	34,958	472
Total available for sale securities	8,857,120	493	8,856,155	472
Fair value option securities – U.S. government agency residential mortgage-backed securities	283,235	—	283,235	—
Residential mortgage loans held for sale	149,221	—	134,014	15,207
Mortgage servicing rights, net[1]	259,254	—	—	259,254
Derivative contracts, net of cash margin[2]	320,929	44,074	276,855	—
Liabilities:
Derivative contracts, net of cash margin[2]	362,306	—	362,306	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in a net asset position that were valued based on quoted prices in active markets or identical instruments (Level 1) are exchange-traded interest rate, energy and agricultural derivative contracts, net of cash margin. Derivative contracts in a net liability position that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate derivative contracts, fully offset by cash margin.

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2017 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government agency debentures	$21,196	$—	$21,196	$—
U.S. government agency residential mortgage-backed securities	392,673	—	392,673	—
Municipal and other tax-exempt securities	13,559	—	13,559	—
Asset-backed securities	23,885	—	23,885	—
Other trading securities	11,363	—	11,363	—
Total trading securities	462,676	—	462,676	—
Available for sale securities:
U.S. Treasury securities	1,000	1,000	—	—
Municipal and other tax-exempt securities	27,080	—	22,278	4,802
U.S. government agency residential mortgage-backed securities	5,309,152	—	5,309,152	—
Privately issued residential mortgage-backed securities	93,221	—	93,221	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,834,961	—	2,834,961	—
Other debt securities	25,481	—	25,009	472
Perpetual preferred stock	15,767	—	15,767	—
Equity securities and mutual funds	14,916	—	14,916	—
Total available for sale securities	8,321,578	1,000	8,315,304	5,274
Fair value option securities – U.S. government agency residential mortgage-backed securities	755,054	—	755,054	—
Residential mortgage loans held for sale	221,378	—	209,079	12,299
Mortgage servicing rights, net[1]	252,867	—	—	252,867
Derivative contracts, net of cash margin[2]	220,502	8,179	212,323	—
Liabilities:
Derivative contracts, net of cash margin [2]	171,963	—	171,963	—

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

The fair value of certain available for sale and held-to-maturity municipal and other debt securities may be based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally-recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities. A summary of significant inputs used to value these securities follows. A management committee composed of senior members from the Company's Capital Markets, Risk Management and Finance departments assess the appropriateness of these inputs quarterly.

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

The following represents the changes related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities		Residential mortgage loans held for sale
	Municipal and other tax-exempt securities	Other debt securities
Balance, December 31, 2016	$5,789	$4,152	$11,617
Transfer to Level 3 from Level 2[1]	—	—	3,507
Purchases and capital calls	—	—	—
Redemptions and distributions	(1,100)	—	—
Proceeds from sales	—	(3,900)	(2,944)
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	119
Other comprehensive income (loss):
Net change in unrealized gain (loss)	113	220	—
Balance, December 31, 2017	4,802	472	12,299
Transfer to Level 3 from Level 2[1]	—	—	6,183
Purchases and capital calls	—	—	—
Redemptions and distributions	(5,095)	—	—
Proceeds from sales	—	—	(2,706)
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	(569)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	293	—	—
Balance, December 31, 2018	$—	$472	$15,207

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2018 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)		Significant Unobservable Input	Range (Weighted Average)
Available for sale securities:
Other debt securities	472	Discounted cash flows	[1]	Interest rate spread	7.88%-7.88% (7.88%)	[3]
					94.44%-94.44% (94.44%)	[2]
Residential mortgage loans held for sale	15,207	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies	92.38%

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

[2]	Interest rate yields used to value investment grade tax-exempt securities represent a spread of 372 to 466 basis points over average yields for comparable tax-exempt securities.

[3]	Represents fair value as a percentage of par value.

[4]	Interest rate yields used to value investment grade taxable securities based on comparable short-term taxable securities which are generally yielding less than 3%.

Fair Value of Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include pension plan assets, which are based on quoted prices in active markets for identical instruments, collateral for certain impaired loans and real property and other assets acquired to satisfy loans, which are based primarily on comparisons to completed sales of similar assets. See Note 6 for information related to the non-recurring fair value measurement of CoBiz Financial.

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets with the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2018			Fair Value Adjustments for the Year Ended December 31, 2018 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$1,074	$17,401	$17,434	$—
Real estate and other repossessed assets	—	4,795	6,366	—	7,269

	Carrying Value at December 31, 2017			Fair Value Adjustments for the Year Ended December 31, 2017 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and expenses of repossessed assets, net
Impaired loans	$—	$7,436	$7,626	$12,145	$—
Real estate and other repossessed assets	—	3,483	5,481	—	6,372

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2018 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Impaired loans	$17,401	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs	35% - 80% (50%)[1]
Real estate and other repossessed assets	6,366	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	N/A

[1]	Represents fair value as a percentage of the unpaid principal balance.

The table above excludes the initial measurement of assets and liabilities that were acquired as part of the CoBiz acquisition in October 1, 2018. These assets and liabilities were recorded at their fair value upon acquisition in accordance with U.S. GAAP and were not re-measured during the periods presented unless specifically required by U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, deposits, property, equipment, and debt) or Level 3 fair value measurements (loans and core deposit intangible assets). Refer to Note 6, Goodwill and Intangible Assets, for further detail regarding the CoBiz acquisition.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2017 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Impaired loans	$7,626	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices and estimated operating costs	40% - 86% (59%)[1]
Real estate and other repossessed assets	5,481	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices and estimated operating costs	N/A

[1]	Represents fair value as a percentage of the unpaid principal balance.

The fair value of pension plan assets was approximately $34 million at December 31, 2018 and $40 million at December 31, 2017, determined by significant other observable inputs. Fair value adjustments of pension plan assets along with changes in the projected benefit obligation are recognized in other comprehensive income.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring (dollars in thousands):

	December 31, 2018
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$741,749	$741,749	$741,749	$—	$—
Interest-bearing cash and cash equivalents	401,675	401,675	401,675	—	—
Trading securities:
U.S. government agency debentures	63,765	63,765	—	63,765	—
U.S. government agency residential mortgage-backed securities	1,791,584	1,791,584	—	1,791,584	—
Municipal and other tax-exempt securities	34,507	34,507	—	34,507	—
Asset-backed securities	42,656	42,656	—	42,656	—
Other trading securities	24,411	24,411	—	24,411	—
Total trading securities	1,956,923	1,956,923	—	1,956,923	—
Investment securities:
Municipal and other tax-exempt securities	137,296	138,562	—	138,562	—
U.S. government agency residential mortgage-backed securities	12,612	12,770	—	12,770	—
Other debt securities	205,279	215,966	—	7,905	208,061
Total investment securities	355,187	367,298	—	159,237	208,061
Available for sale securities:
U.S. Treasury securities	493	493	493	—	—
Municipal and other tax-exempt securities	2,864	2,864	—	2,864	—
U.S. government agency residential mortgage-backed securities	5,804,708	5,804,708	—	5,804,708	—
Privately issued residential mortgage-backed securities	59,736	59,736	—	59,736	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,953,889	2,953,889	—	2,953,889	—
Other debt securities	35,430	35,430	—	34,958	472
Total available for sale securities	8,857,120	8,857,120	493	8,856,155	472
Fair value option securities – U.S. government agency residential mortgage-backed securities	283,235	283,235	—	283,235	—
Residential mortgage loans held for sale	149,221	149,221	—	134,014	15,207
Loans:
Commercial	13,636,078	13,526,162	—	—	13,526,162
Commercial real estate	4,764,813	4,713,747	—	—	4,713,747
Residential mortgage	2,230,033	2,213,951	—	—	2,213,951
Personal	1,025,806	1,024,368	—	—	1,024,368
Total loans	21,656,730	21,478,228	—	—	21,478,228
Allowance for loan losses	(207,457)	—	—	—	—
Loans, net of allowance	21,449,273	21,478,228	—	—	21,478,228
Mortgage servicing rights	259,254	259,254	—	—	259,254
Derivative instruments with positive fair value, net of cash margin	320,929	320,929	44,074	276,855	—
Deposits with no stated maturity	23,150,383	23,150,383	—	—	23,150,383
Time deposits	2,113,380	2,073,538	—	—	2,073,538
Other borrowed funds	7,142,801	6,771,953	—	—	6,771,953
Subordinated debentures	275,913	261,977	—	261,977	—
Derivative instruments with negative fair value, net of cash margin	362,306	362,306	—	362,306	—

	December 31, 2017
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$602,510	$602,510	$602,510	$—	$—
Interest-bearing cash and cash equivalents	1,714,544	1,714,544	1,714,544	—	—
Trading securities:
U.S. government agency debentures	21,196	21,196	—	21,196	—
U.S. government agency residential mortgage-backed securities	392,673	392,673	—	392,673	—
Municipal and other tax-exempt securities	13,559	13,559	—	13,559	—
Asset-backed securities	23,885	23,885	—	23,885	—
Other trading securities	11,363	11,363	—	11,363	—
Total trading securities	462,676	438,791	—	438,791	—
Investment securities:
Municipal and other tax-exempt securities	228,186	230,349	—	230,349	—
U.S. government agency residential mortgage-backed securities	15,891	16,242	—	16,242	—
Other debt securities	217,716	233,444	—	233,444	—
Total investment securities	461,793	480,035	—	480,035	—
Available for sale securities:
U.S. Treasury securities	1,000	1,000	1,000	—	—
Municipal and other tax-exempt securities	27,080	27,080	—	22,278	4,802
U.S. government agency residential mortgage-backed securities	5,309,152	5,309,152	—	5,309,152	—
Privately issued residential mortgage-backed securities	93,221	93,221	—	93,221	—
Commercial mortgage-backed securities guaranteed by U.S. government agencies	2,834,961	2,834,961	—	2,834,961	—
Other debt securities	25,481	25,481	—	25,009	472
Perpetual preferred stock	15,767	15,767	—	15,767	—
Equity securities and mutual funds	14,916	14,916	—	14,916	—
Total available for sale securities	8,321,578	8,321,578	1,000	8,315,304	5,274
Fair value option securities – U.S. government agency residential mortgage-backed securities	755,054	755,054	—	755,054	—
Residential mortgage loans held for sale	221,378	221,378	—	208,946	12,432
Loans:
Commercial	10,733,975	10,524,627	—	—	10,524,627
Commercial real estate	3,479,987	3,428,733	—	—	3,428,733
Residential mortgage	1,973,686	1,977,721	—	—	1,977,721
Personal	965,776	956,706	—	—	956,706
Total loans	17,153,424	16,887,787	—	—	16,887,787
Allowance for loan losses	(230,682)	—	—	—	—
Loans, net of allowance	16,922,742	16,887,787	—	—	16,887,787
Mortgage servicing rights	252,867	252,867	—	—	252,867
Derivative instruments with positive fair value, net of cash margin	220,502	220,502	8,179	212,323	—
Deposits with no stated maturity	19,962,889	19,962,889	—	—	19,962,889
Time deposits	2,098,416	2,064,558	—	—	2,064,558
Other borrowed funds	5,709,860	5,703,121	—	—	5,703,121
Subordinated debentures	144,677	148,207	—	148,207	—
Derivative instruments with negative fair value, net of cash margin	171,963	171,963	—	171,963	—

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

(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets
(In thousands)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$167,093	$205,876
Available for sale securities	—	16,185
Loan to bank subsidiary	65,228	—
Investment in bank subsidiaries	4,236,654	3,255,912
Investment in non-bank subsidiaries	218,007	170,966
Other assets	32,999	4,065
Total assets	$4,719,981	$3,653,004

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$11,959	$12,960
Subordinated debentures	275,913	144,677
Total liabilities	287,872	157,637
Shareholders’ equity:
Common stock	5	4
Capital surplus	1,334,030	1,035,895
Retained earnings	3,369,654	3,048,487
Treasury stock	(72,585)	(36,174)
Accumulated other comprehensive loss	(198,995)	(552,845)
Total shareholders’ equity	4,432,109	3,495,367
Total liabilities and shareholders’ equity	$4,719,981	$3,653,004

Statements of Earnings
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Dividends, interest and fees received from bank subsidiaries	$426,071	$150,149	$15,237
Dividends, interest and fees received from non-bank subsidiaries	12,800	17,500	25,923
Other revenue	954	936	1,612
Total revenue	439,825	168,585	42,772
Interest expense	9,827	8,239	4,182
Other operating expense	12,110	2,014	1,978
Total expense	21,937	10,253	6,160
Net income before taxes, other losses, net, and equity in undistributed income of subsidiaries	417,888	158,332	36,612
Other losses, net	(3,921)	—	—
Net income before taxes and equity in undistributed income of subsidiaries	413,967	158,332	36,612
Federal and state income taxes	(7,078)	(4,305)	(1,920)
Net income before equity in undistributed income of subsidiaries	421,045	162,637	38,532
Equity in undistributed income of bank subsidiaries	37,515	181,552	216,120
Equity in undistributed income of non-bank subsidiaries	(12,914)	(9,545)	(21,984)
Net income attributable to BOK Financial Corp. shareholders	$445,646	$334,644	$232,668

Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$445,646	$334,644	$232,668
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiaries	(37,515)	(181,552)	(216,120)
Equity in undistributed income of non-bank subsidiaries	12,914	9,545	21,984
Change in other assets	(1,072)	12	(2,933)
Change in other liabilities	(13,434)	7,457	(1,285)
Net cash provided by operating activities	406,539	170,106	34,314
Cash Flows From Investing Activities:
Proceeds from sales of available for sale securities	—	3,000	1,632
Investment in subsidiaries	(31,901)	(4,355)	(26,000)
Acquisitions, net of cash acquired	(232,680)	—	(105,520)
Net cash used in investing activities	(264,581)	(1,355)	(129,888)
Cash Flows From Financing Activities:
Net change in other borrowed funds	—	(7,217)	—
Issuance of subordinated debentures, net of issuance costs	—	—	144,615
Issuance of common and treasury stock, net	(88)	4,368	12,455
Dividends paid	(127,188)	(116,041)	(113,455)
Repurchase of common stock	(53,465)	(7,403)	(66,792)
Net cash used in financing activities	(180,741)	(126,293)	(23,177)
Net increase (decrease) in cash and cash equivalents	(38,783)	42,458	(118,751)
Cash and cash equivalents at beginning of period	205,876	163,418	282,169
Cash and cash equivalents at end of period	$167,093	$205,876	$163,418
Cash paid for interest	$11,457	$6,211	$4,127

(21) Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2018 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. No events were identified requiring recognition in and/or disclosure in the Consolidated Financial Statements.

Annual Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2018
	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$1,240,600	$22,333	1.80%
Trading securities	1,530,400	57,948	3.84%
Investment securities	395,895	15,848	4.00%
Available for sale securities	8,309,355	197,472	2.35%
Fair value option securities	464,160	15,205	3.18%
Restricted equity securities	347,447	21,555	6.20%
Residential mortgage loans held for sale	201,218	8,123	4.07%
Loans	18,709,433	898,896	4.80%
Allowance for loan losses	(218,840)
Loans, net of allowance	18,490,593	898,896	4.86%
Total earning assets	30,979,668	1,237,380	3.98%
Receivable on unsettled securities sales	795,723
Cash and other assets	3,162,139
Total assets	$34,937,530

Liabilities and equity
Interest-bearing deposits:
Transaction	$10,581,732	$65,859	0.62%
Savings	503,597	439	0.09%
Time	2,133,427	29,219	1.37%
Total interest-bearing deposits	13,218,756	95,517	0.72%
Funds purchased and repurchase agreements	883,904	9,207	1.04%
Other borrowings	6,236,441	129,008	2.07%
Subordinated debentures	177,884	9,827	5.52%
Total interest-bearing liabilities	20,516,985	243,559	1.19%
Non-interest bearing demand deposits	9,590,455
Due on unsettled securities purchases	531,071
Other liabilities	559,802
Total equity	3,739,217
Total liabilities and equity	$34,937,530

Tax-equivalent Net Interest Revenue		$993,821	2.79%
Tax-equivalent Net Interest Revenue to Earning Assets			3.20%
Less tax-equivalent adjustment		8,954
Net Interest Revenue		984,867
Provision for credit losses		8,000
Other operating revenue		616,784
Other operating expense		1,028,166
Net income before taxes		565,485
Federal and state income taxes		119,061
Net income		446,424
Net income attributable to non-controlling interests		778
Net income attributable to BOK Financial Corporation shareholders		$445,646
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$6.63
Diluted		$6.63
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

Annual Financial Summary – Unaudited (continued) Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2017			December 31, 2016
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$2,009,011	$22,128	1.10%	$2,038,919	$10,726	0.53%
Trading securities	521,742	17,637	3.51%	317,808	9,213	3.43%
Investment securities	491,989	18,792	3.82%	561,254	19,835	3.54%
Available for sale securities	8,453,415	178,068	2.13%	8,867,383	176,625	2.03%
Fair value option securities	593,744	16,755	2.81%	323,695	6,723	1.93%
Restricted equity securities	318,744	18,490	5.80%	320,975	17,238	5.37%
Residential mortgage loans held for sale	245,133	8,706	3.59%	370,600	12,658	3.45%
Loans	17,176,102	709,378	4.13%	16,357,867	593,700	3.63%
Allowance for loan losses	(249,430)			(243,631)
Loans, net of allowance	16,926,672	709,378	4.19%	16,114,236	593,700	3.68%
Total earning assets	29,560,450	989,954	3.36%	28,914,870	846,718	2.95%
Receivable on unsettled securities sales	545,338			253,915
Cash and other assets	2,841,706			3,109,617
Total assets	$32,947,494			$32,278,402

Liabilities and equity
Interest-bearing deposits:
Transaction	$10,220,068	$28,627	0.28%	$9,744,998	$13,906	0.14%
Savings	458,451	359	0.08%	414,103	386	0.09%
Time	2,193,273	24,817	1.13%	2,259,242	26,202	1.16%
Total interest-bearing deposits	12,871,792	53,803	0.42%	12,418,343	40,494	0.33%
Funds purchased and repurchase agreements	491,855	856	0.17%	667,367	434	0.07%
Other borrowings	5,919,292	68,152	1.15%	6,019,036	34,882	0.58%
Subordinated debentures	147,954	8,239	5.57%	215,453	6,079	2.82%
Total interest-bearing liabilities	19,430,893	131,050	0.67%	19,320,199	81,889	0.42%
Non-interest bearing demand deposits	9,312,989			8,474,230
Due on unsettled securities purchases	183,902			137,488
Other liabilities	584,842			997,069
Total equity	3,434,868			3,349,416
Total liabilities and equity	$32,947,494			$32,278,402

Tax-equivalent Net Interest Revenue		$858,904	2.69%		$764,829	2.53%
Tax-equivalent Net Interest Revenue to Earning Assets			2.92%			2.66%
Less tax-equivalent adjustment		17,203			17,601
Net Interest Revenue		841,701			747,228
Provision for credit losses		(7,000)			65,000
Other operating revenue		695,094			674,020
Other operating expense		1,025,517			1,017,590
Net income before taxes		518,278			338,658
Federal and state income taxes		182,593			106,377
Net income		335,685			232,281
Net income attributable to non-controlling interests		1,041			(387)
Net income attributable to BOK Financial Corporation shareholders		$334,644			$232,668
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$5.11			$3.53
Diluted		$5.11			$3.53

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	December 31, 2018			September 30, 2018
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$563,132	$3,170	2.23%	$688,872	$3,441	1.98%
Trading securities	1,929,601	19,636	4.10%	1,762,794	17,419	3.98%
Investment securities	364,737	3,887	4.26%	379,566	3,856	4.06%
Available for sale securities	8,704,963	55,085	2.51%	8,129,214	48,916	2.37%
Fair value option securities	277,575	2,578	3.56%	469,398	3,881	3.25%
Restricted equity securities	362,729	5,798	6.39%	328,842	5,232	6.36%
Residential mortgage loans held for sale	179,553	1,795	4.00%	207,488	2,151	4.27%
Loans	21,579,331	276,711	5.09%	18,203,785	220,245	4.80%
Allowance for loan losses	(209,613)			(214,160)
Loans, net of allowance	21,369,718	276,711	5.14%	17,989,625	220,245	4.86%
Total earning assets	33,752,008	368,660	4.33%	29,955,799	305,141	4.04%
Receivable on unsettled securities sales	799,548			768,785
Cash and other assets	3,834,187			2,971,233
Total assets	$38,385,743			$33,695,817
Liabilities and equity
Interest-bearing deposits:
Transaction	$11,773,651	$23,343	0.79%	$10,010,031	$17,029	0.67%
Savings	526,275	148	0.11%	503,821	108	0.09%
Time	2,146,786	8,309	1.54%	2,097,441	7,398	1.40%
Total interest-bearing deposits	14,446,712	31,800	0.87%	12,611,293	24,535	0.77%
Funds purchased and repurchase agreements	1,205,568	4,135	1.36%	1,193,583	3,768	1.25%
Other borrowings	6,361,141	40,220	2.51%	5,765,440	32,036	2.20%
Subordinated debentures	276,378	3,752	5.38%	144,702	2,025	5.55%
Total interest-bearing liabilities	22,289,799	79,907	1.42%	19,715,018	62,364	1.25%
Non-interest bearing demand deposits	10,648,683			9,325,002
Due on unsettled securities purchases	493,887			544,263
Other liabilities	610,286			496,634
Total equity	4,343,088			3,614,900
Total liabilities and equity	$38,385,743			$33,695,817
Tax-equivalent Net Interest Revenue		$288,753	2.91%		$242,777	2.79%
Tax-equivalent Net Interest Revenue to Earning Assets			3.40%			3.21%
Less tax-equivalent adjustment		3,067			1,894
Net Interest Revenue		285,686			240,883
Provision for credit losses		9,000			4,000
Other operating revenue		136,455			167,941
Other operating expense		284,643			252,617
Net income before taxes		128,498			152,207
Federal and state income taxes		20,121			34,662
Net income		108,377			117,545
Net income attributable to non-controlling interests		(79)			289
Net income attributable to BOK Financial Corp. shareholders		$108,456			$117,256
Earnings Per Average Common Share Equivalent:
Basic		$1.50			$1.79
Diluted		$1.50			$1.79
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

Quarterly Financial Summary – Unaudited (continued) Consolidated Daily Average Balances, Average Yields and Rates

Three Months Ended
June 30, 2018			March 31, 2018			December 31, 2017
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$1,673,387	$7,740	1.86%	$2,059,517	$7,982	1.57%	$1,976,395	$6,311	1.27%
1,482,302	13,084	3.63%	933,404	7,809	3.40%	560,321	4,629	3.38%
399,088	3,941	3.95%	441,207	4,164	3.78%	462,869	4,606	3.98%
8,163,142	47,463	2.30%	8,236,938	46,008	2.23%	8,435,916	45,623	2.21%
487,192	3,927	3.16%	626,251	4,819	2.95%	792,647	5,770	2.90%
348,546	5,408	6.21%	349,176	5,117	5.86%	337,673	4,956	5.87%
218,600	2,333	4.28%	199,380	1,844	3.71%	257,927	2,389	3.72%
17,751,242	212,266	4.80%	17,261,481	189,674	4.45%	17,181,007	185,614	4.29%
(222,856)			(228,996)			(246,143)
17,528,386	212,266	4.86%	17,032,485	189,674	4.51%	16,934,864	185,614	4.35%
30,301,191	296,162	3.91%	29,878,358	267,417	3.61%	29,758,612	259,898	3.49%
618,240			998,803			821,275
2,986,604			2,847,791			2,872,228
$33,906,035			$33,724,952			$33,452,115

$10,189,354	$13,993	0.55%	$10,344,469	$11,494	0.45%	$10,142,744	$8,914	0.35%
503,671	95	0.08%	480,110	88	0.07%	466,496	87	0.07%
2,138,880	6,875	1.29%	2,151,044	6,637	1.25%	2,134,469	6,296	1.17%
12,831,905	20,963	0.66%	12,975,623	18,219	0.57%	12,743,709	15,297	0.48%
593,250	782	0.53%	532,412	522	0.40%	488,330	340	0.28%
6,497,020	31,825	1.96%	6,326,967	24,927	1.60%	6,209,903	21,242	1.36%
144,692	2,047	5.67%	144,682	2,003	5.61%	144,673	2,025	5.55%
20,066,867	55,617	1.11%	19,979,684	45,671	0.93%	19,586,615	38,904	0.79%
9,223,327			9,151,272			9,417,351
527,804			558,898			332,155
575,865			556,524			600,604
3,512,172			3,478,574			3,515,390
$33,906,035			$33,724,952			$33,452,115
	$240,545	2.80%		$221,746	2.68%		$220,994	2.70%
		3.17%			2.99%			2.97%
	1,983			2,010			4,131
	238,562			219,736			216,863
	—			(5,000)			(7,000)
	156,399			155,989			166,836
	246,476			244,430			263,987
	148,485			136,295			126,712
	33,330			30,948			54,347
	115,155			105,347			72,365
	783			(215)			(127)
	$114,372			$105,562			$72,492

	$1.75			$1.61			$1.11
	$1.75			$1.61			$1.11

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
ITEM 9B.  OTHER INFORMATION

None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings “Election of Directors,” “Executive Officers, “Insider Reporting,” “Director Nominations,” and “Report of the Audit Committee” in BOK Financial's 2019 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2018 Annual Proxy Statement to Shareholders.
ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation", “Compensation Committee Report,” “Executive Compensation Tables,” and “Director Compensation” in BOK Financial's 2019 Annual Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in BOK Financial's 2019 Annual Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the headings “Certain Transactions,” “Director Independence” and “Related Party Transaction Review and Approval Process” in BOK Financial's 2019 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” in BOK Financial's 2019 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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

2.0
Agreement and Plan of Merger by and among BOK Financial Corporation, CoBiz Financial Inc., and BOKF Merger Corporation Number Sixteen dated June 17, 2018, incorporated by reference to EX 99.1 of Form 8-K filed on June 18, 2018.

3.0
The Articles of Incorporation of BOK Financial, incorporated by reference to (i) Amended and Restated Certificate of Incorporation of BOK Financial filed with the Oklahoma Secretary of State on May 28, 1991, filed as Exhibit 3.0 to S-1 Registration Statement No. 33-90450, and (ii) Amendment attached as Exhibit A to Information Statement and Prospectus Supplement filed November 20, 1991.

3.1	Bylaws of BOK Financial, as amended and restated as of October 30, 2007, incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 5, 2007.

4.0	The rights of the holders of the Common Stock of BOK Financial are set forth in its Certificate of Incorporation.

4.1
Subordinated Notes Indenture, dated as of June 27, 2016, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's filing on Form 8-K filed June 27, 2016).

4.2	Form of 5.375% Subordinated Notes due 2056 Global Security (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A filed on June 24, 2016).

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, BOK Financial is not filing certain documents. BOK Financial agrees to furnish a copy of each such documents to the Commission upon the request of the Commission.

4.3
Form of Subordinated Notes Indenture, to be dated as of June 25, 2015 between CoBiz Financial Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to CoBiz Financial Inc. Form 8-K filed June 25, 2015.

4.5	Form of 5.625% Subordinated Notes due June 25, 2030, incorporated by reference to Exhibit 4.2 to CoBiz Financial Inc. Form 8-K filed June 25, 2015.

10.4	Employment and Compensation Agreements.

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

10.4.11	Employment Agreement between BOK Financial and Scott B. Grauer dated December 18, 2013.

10.7.7	BOK Financial Corporation 2001 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-62578.

Exhibit Number	Description of Exhibit
10.7.8	BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

10.7.9	Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

10.7.10	Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

10.7.11	BOK Financial Corporation 2003 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106531.

10.7.12	BOK Financial Corporation 2003 Executive Incentive Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106530.

10.7.13	10b5-1 Repurchase Plan between BOK Financial Corporation and BOSC, Inc. dated May 27, 2008, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 30, 2008.

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

BOK FINANCIAL CORPORATION

DATE: March 1, 2019                                                  BY:  /s/ George B. Kaiser
George B. Kaiser                        Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Steven G. Bradshaw
George B. Kaiser Chairman of the Board of Directors	Steven G. Bradshaw Director, President and Chief Executive Officer
/s/ Steven E. Nell	/s/ John C. Morrow
Steven E. Nell Director, Executive Vice President and Chief Financial Officer	John C. Morrow Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Alan S. Armstrong	/s/ V. Burns Hargis
Alan S. Armstrong	V. Burns Hargis
/s/ C. Frederick Ball, Jr.	/s/ Douglas D. Hawthorne
C. Frederick Ball, Jr.	Douglas D. Hawthorne
/s/ Steve Bangert	/s/ Kimberley D. Henry
Steve Bangert	Kimberley D. Henry
/s/ E. Carey Joullian, IV
Peter C. Boylan III	E. Carey Joullian, IV
/s/ Chester E. Cadieux, III	/s/ Stanley A. Lybarger
Chester E. Cadieux, III	Stanley A. Lybarger
/s/ Steven J. Malcolm
Gerard P. Clancy	Steven J. Malcolm
/s/ John W. Coffey	/s/ Emmet C. Richards
John W. Coffey	Emmet C. Richards
/s/ Joseph W. Craft, III	/s/ Claudia San Pedro
Joseph W. Craft, III	Claudia San Pedro
/s/ Jack E. Finley	/s/ Michael C. Turpen
Jack E. Finley	Michael C. Turpen
/s/ David F. Griffin	/s/ R.A. Walker
David F. Griffin	R.A. Walker