Form 10-Q
period 2019-09-30
BOK FINANCIAL CORP ET AL
filed 2019-10-30
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period endedSeptember 30, 2019
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,858,010 shares of common stock ($.00006 par value) as of September 30, 2019.

BOK Financial Corporation
Form 10-Q
Quarter Ended September 30, 2019

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $142.2 million or $2.00 per diluted share for the third quarter of 2019. Net income was $117.3 million or $1.79 per diluted share for the third quarter of 2018, including $11.5 million or 18 cents per share from a client asset management fee. The discussion below excludes the impact of this fee. Net income was $137.6 million or $1.93 per diluted share for the second quarter of 2019.

Highlights of the third quarter of 2019 included:

•
Net interest revenue totaled $279.1 million, up $38.2 million over the third quarter of 2018. The acquisition of CoBiz Financial ("CoBiz") in the fourth quarter of 2018 added $40.6 million to net interest revenue in the third quarter of 2019. Net interest margin was 3.01 percent for the third quarter of 2019 compared to 3.21 percent for the third quarter of 2018. Average earning assets were $37.7 billion for the third quarter of 2019 compared to $30.0 billion for the third quarter of 2018. Net interest revenue decreased $6.3 million compared to the second quarter of 2019 while net interest margin decreased 29 basis points. Falling interest rates compressed the margin by 9 basis points compared to the second quarter of 2019.

•
Fees and commissions revenue totaled $186.1 million, an increase of $35.3 million over the third quarter of 2018. Brokerage and trading revenue increased $20.8 million and mortgage banking revenue increased $6.6 million as lower mortgage interest rates have increased mortgage production and related trading activity. Fees and commissions revenue increased $10.0 million over the second quarter of 2019 largely due to increases in brokerage and trading and mortgage banking revenue.

•
Other operating expense totaled $279.3 million, a $26.7 million increase over the third quarter of 2018. Expenses related to CoBiz operations added $20.8 million in the third quarter of 2019. Excluding CoBiz operations, personnel expense increased $5.7 million, primarily due to an increase in regular compensation. Non-personnel expense remained relatively consistent with the third quarter of 2018. Operating expense increased $2.2 million over the second quarter of 2019. Personnel expense increased $2.2 million with an increase in incentive compensation partially offset by a decrease in employee benefits. Non-personnel expense was largely unchanged compared to the second quarter of 2019.

•
The effective tax rate was 18.6 percent for the third quarter of 2019, 22.8 percent for the third quarter of 2018 and 21.4 percent for the second quarter of 2019. Income tax expense decreased $5.2 million compared to the second quarter of 2019 primarily due to the completion of 2018 tax filings and tax credit projects.

•
The Company recorded a provision for credit losses of $12.0 million in the third quarter of 2019. A provision of $5.0 million was recorded in the second quarter of 2019 and a provision of $4.0 million was recorded in the third quarter of 2018. Nonperforming assets not guaranteed by U.S. government agencies decreased $6.8 million compared to June 30, 2019. Potential problem loans decreased $18 million while other loans especially mentioned increased $38 million. Net charge-offs were $10.6 million or 0.19 percent of average loans for the third quarter of 2019, compared to net charge-offs of $7.7 million or 0.14 percent of average loans for the second quarter of 2019. The combined allowance for credit losses totaled $206 million or 0.92 percent of outstanding loans at September 30, 2019 compared to $204 million or 0.92 percent of outstanding loans at June 30, 2019.

•
Period-end outstanding loan balances totaled $22.3 billion at September 30, 2019, an increase of $30 million over June 30, 2019. Average loan balances grew $409 million to $22.4 billion at September 30, 2019.

•
Period-end deposits were $26.2 billion at September 30, 2019, an $862 million increase compared to June 30, 2019. Interest-bearing transaction deposits increased $670 million while demand deposit balances increased $177 million. Average deposits increased $538 million, including a $619 million increase in interest-bearing deposits partially offset by a $124 million decrease in demand deposits.

•
The common equity Tier 1 capital ratio at September 30, 2019 was 11.06 percent. Other regulatory capital ratios were Tier 1 capital ratio, 11.06 percent, total capital ratio, 12.56 percent, and leverage ratio, 8.41 percent. At June 30, 2019, the common equity Tier 1 capital ratio was 10.84 percent, the Tier 1 capital ratio was 10.84 percent, total capital ratio was 12.34 percent, and leverage ratio was 8.75 percent.

•
The Company paid a regular cash dividend of $35.5 million or $0.50 per common share during the third quarter of 2019. On October 29, 2019, the board of directors approved a quarterly cash dividend of $0.51 per common share payable on or about November 27, 2019 to shareholders of record as of November 12, 2019.

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

Tax-equivalent net interest revenue totaled $282.0 million for the third quarter of 2019, up from $242.8 million in the third quarter of 2018. CoBiz added $40.6 million to net interest revenue, including $10.9 million of net purchase accounting discount accretion in the third quarter of 2019. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Net interest margin was 3.01 percent for the third quarter of 2019, compared to 3.21 percent for the third quarter of 2018. The tax-equivalent yield on earning assets was 4.25 percent, up 21 basis points over the third quarter of 2018. Loan yields increased 32 basis points to 5.12 percent primarily due to an increase in short-term interest rates and higher yields on acquired loans. The yield on interest-bearing cash and cash equivalents increased 44 basis points to 2.42 percent. The available for sale securities portfolio yield increased 23 basis points to 2.60 percent. The yield on trading securities decreased 49 basis points to 3.49 percent and the yield on fair value option securities decreased 46 basis points to 2.79 percent.

Funding costs were up 43 basis points over the third quarter of 2018. The cost of interest-bearing deposits increased 40 basis points and the cost of other borrowed funds increased 27 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 44 basis points for the third quarter of 2019, up 2 basis points over the third quarter of 2018.

Average earning assets for the third quarter of 2019 increased $7.7 billion or 26 percent over the third quarter of 2018. Average loans, net of allowance for loan losses, increased $4.2 billion, including acquired loans. Available for sale securities, increased $2.6 billion and fair value option securities, which we hold as an economic hedge against changes in fair value of our mortgage servicing rights, increased $1.1 billion. Approximately $1.7 billion of these lower yielding fixed-rate assets were added in the second and third quarters of 2019 in order to reduce our exposure to falling short-term interest rates. Interest-bearing cash and cash equivalent balances decreased $188 million.

Average deposits increased $3.8 billion compared to the third quarter of 2018, including acquired deposits. Interest bearing deposits increased $3.3 billion while demand deposit balances increased $435 million. Average borrowed funds increased $4.3 billion over the third quarter of 2018.
Tax-equivalent net interest revenue decreased $6.9 million compared to the second quarter of 2019. Recoveries of foregone interest on nonaccruing loans added $3.4 million to the second quarter of 2019. The third quarter of 2019 included $10.9 million of purchase accounting discount accretion while the second quarter of 2019 included $13.4 million.

Average earning assets increased $2.3 billion compared to the second quarter of 2019. Average available for sale securities increased $1.3 billion due to repositioning the balance sheet for additional interest rate decreases. Average fair value option securities balances increased $655 million. Average loan balances were up $409 million. Average borrowed funds increased $2.0 billion and average interest-bearing deposit balances increased $662 million compared to the second quarter of 2019.
Net interest margin was 3.01 percent compared to 3.30 percent in the previous quarter. Net interest margin was reduced 9 basis points due to available for sale securities expansion and 4 basis points due to the increase in the fair value hedge portfolio. In addition, lower foregone interest recoveries and discount accretion reduced net interest margin by 7 basis points. Falling interest rates compressed the net interest margin by an additional 9 basis points.
Excluding recoveries of forgone interest, the yield on average earning assets decreased 22 basis points while the yield on the loan portfolio decreased 21 basis points. The yield on the available for sale securities portfolio decreased 3 basis points and the yield on the trading securities portfolio was down 10 basis points.

Funding costs decreased 2 basis points. The cost of interest-bearing deposits increased 4 basis points and the cost of other borrowed funds decreased 22 basis points. The benefit to net interest margin from assets funded by non-interest liabilities decreased 5 basis points to 44 basis points.

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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended Sept. 30, 2019 / 2018			Nine Months Ended Sept. 30, 2019 / 2018
		Change Due To1			Change Due To1
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(391)	$(1,047)	$656	$(9,284)	$(15,071)	$5,787
Trading securities	(2,873)	(764)	(2,109)	10,633	11,295	(662)
Investment securities	(422)	(605)	183	(1,044)	(1,958)	914
Available for sale securities	18,724	13,469	5,255	42,022	21,303	20,719
Fair value option securities	6,827	8,021	(1,194)	10,821	10,850	(29)
Restricted equity securities	2,326	2,354	(28)	4,662	4,159	503
Residential mortgage loans held for sale	(260)	14	(274)	(1,020)	(782)	(238)
Loans	69,071	52,657	16,414	245,537	160,739	84,798
Total tax-equivalent interest revenue	93,002	74,099	18,903	302,327	190,535	111,792
Interest expense:
Transaction deposits	18,684	6,805	11,879	53,441	14,128	39,313
Savings deposits	82	15	67	232	40	192
Time deposits	3,616	653	2,963	10,127	896	9,231
Funds purchased and repurchase agreements	11,963	7,851	4,112	31,719	17,771	13,948
Other borrowings	17,614	13,751	3,863	55,016	21,239	33,777
Subordinated debentures	1,788	1,824	(36)	5,283	5,459	(176)
Total interest expense	53,747	30,899	22,848	155,818	59,533	96,285
Tax-equivalent net interest revenue	39,255	43,200	(3,945)	146,509	131,002	15,507
Change in tax-equivalent adjustment	1,042			3,060
Net interest revenue	$38,213			$143,449

[1]	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $186.5 million for the third quarter of 2019, an $18.5 million increase over the third quarter of 2018 and a $14.4 million increase over the second quarter of 2019. The third quarter of 2018 included a $15.4 million fee earned through the sale of client assets. This fee is excluded from the discussion below. Lower mortgage interest rates have positively affected both our brokerage and trading and mortgage banking revenue leading to increases of $20.8 million and $6.6 million over the third quarter of 2018, respectively, and $3.3 million and $2.0 million over the second quarter of 2019, respectively.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2019	Increase (Decrease)	% Increase (Decrease)
	2019	2018
Brokerage and trading revenue	$43,840	$23,086	$20,754	90%	$40,526	$3,314	8%
Transaction card revenue	22,015	21,396	619	3%	21,915	100	—%
Fiduciary and asset management revenue	43,621	57,514	(13,893)	(24)%	45,025	(1,404)	(3)%
Deposit service charges and fees	28,837	27,765	1,072	4%	28,074	763	3%
Mortgage banking revenue	30,180	23,536	6,644	28%	28,131	2,049	7%
Other revenue	17,626	12,900	4,726	37%	12,437	5,189	42%
Total fees and commissions revenue	186,119	166,197	19,922	12%	176,108	10,011	6%
Other gains (losses), net	4,544	2,754	1,790	N/A	3,480	1,064	N/A
Gain (loss) on derivatives, net	3,778	(2,847)	6,625	N/A	11,150	(7,372)	N/A
Gain (loss) on fair value option securities, net	4,597	(4,385)	8,982	N/A	9,853	(5,256)	N/A
Change in fair value of mortgage servicing rights	(12,593)	5,972	(18,565)	N/A	(29,555)	16,962	N/A
Gain (loss) on available for sale securities, net	5	250	(245)	N/A	1,029	(1,024)	N/A
Total other operating revenue	$186,450	$167,941	$18,509	11%	$172,065	$14,385	8%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 40 percent of total revenue for the third quarter of 2019, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as rising interest rates resulting in growth in net interest revenue or fiduciary and asset management revenue, may also decrease mortgage production volumes. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, increased $20.8 million or 90 percent compared to the third quarter of 2018.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of U.S. government securities, residential mortgage-backed securities guaranteed by U.S. government agencies, municipal securities and asset-backed securities to institutional customers and related derivative instruments. Trading revenue was $24.1 million for the third quarter of 2019, a $19.3 million or 399 percent increase compared to the third quarter of 2018. Lower mortgage interest rates have led to increased trading activity. This increase also includes a shift from our customer hedging portfolio.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $4.7 million for the third quarter of 2019, a $3.8 million or 45 percent decrease compared to the third quarter of 2018. The decrease is primarily due to a shift in the mix of our to-be-announced residential mortgage backed securities contracts from our customer hedging program to our U.S. government agency residential mortgage-backed trading program. The resulting increased activity remains within our established market risk limits as discussed further in Management's Discussion & Analysis – Market Risk section following.

Investment banking revenue, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $3.9 million, a $2.8 million increase compared to the third quarter of 2018. Changes in investment banking revenue are primarily related to the timing and volume of completed transactions.

Insurance brokerage fees increased $2.7 million compared to the third quarter of 2018 due to the addition of CoBiz.
Brokerage and trading revenue increased $3.3 million compared to the previous quarter, primarily due to increased trading activity as a result of lower mortgage interest rates combined with increased syndication activity.

Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 90 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue increased $1.5 million or 4 percent compared to the third quarter of 2018. Fiduciary and asset management revenue decreased $1.4 million or 3 percent compared the second quarter of 2019, primarily due to seasonal tax fees earned in the second quarter.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration

	Three Months Ended
	September 30, 2019			September 30, 2018				June 30, 2019
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]		Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$8,513,380	$23,619	1.11%	$8,076,312	$22,921		1.14%	$8,516,076	$26,134	1.23%
Institutional	14,796,223	5,846	0.16%	13,568,115	5,504		0.16%	14,286,046	6,283	0.18%
Total managed fiduciary assets	23,309,603	29,465	0.51%	21,644,427	28,425		0.53%	22,802,122	32,417	0.57%

Non-managed assets:
Fiduciary	25,950,094	13,910	0.21%	23,915,680	28,591	[3]	0.48%	26,494,774	12,275	0.19%
Non-fiduciary	15,133,544	246	0.01%	16,146,102	498		0.01%	15,894,874	333	0.01%
Safekeeping and brokerage assets under administration	16,403,708	—	—%	15,921,806	—		—%	16,582,832	—	—%
Total non-managed assets	57,487,346	14,156	0.10%	55,983,588	29,089		0.21%	58,972,480	12,608	0.09%

Total assets under management or administration	$80,796,949	$43,621	0.22%	$77,628,015	$57,514		0.30%	$81,774,602	$45,025	0.22%

[1]	Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.

[2]	Annualized revenue divided by period-end balance.
3 A $15.4 million fee earned through client asset management added 8 basis points to the margin in the third quarter of 2018.

A summary of changes in assets under management or administration for the three months ended September 30, 2019 and 2018 follows:

Table 4 -- Changes in Assets Under Management or Administration

	Three Months Ended September 30,
	2019	2018
Beginning balance	$81,774,602	$78,873,446
Net inflows (outflows)	(1,230,466)	(2,921,653)
Net change in fair value	252,813	1,676,222
Ending balance	$80,796,949	$77,628,015

Mortgage Banking Revenue

Mortgage banking revenue increased $6.6 million or 28 percent compared to the third quarter of 2018. Mortgage loan production volumes increased $315 million or 53 percent as average primary mortgage interest rates have decreased. The gain on sale margin increased 30 basis points to 1.51 percent in the third quarter of 2019.

Mortgage banking revenue increased $2.0 million or 7 percent compared to the second quarter of 2019. Lower mortgage interest rates during the quarter led to an increase in mortgage production. Gain on sale margin improved 5 basis points over the prior quarter.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended June 30, 2019	Increase (Decrease)		% Increase (Decrease)
	2019	2018
Mortgage production revenue	$13,814	$7,250	$6,564		91%	$11,869	$1,945		16%

Mortgage loans funded for sale	$877,280	$651,076				$729,841
Add: Current period end outstanding commitments	379,377	197,752				344,087
Less: Prior period end outstanding commitments	344,087	251,231				263,434
Total mortgage production volume	$912,570	$597,597	$314,973		53%	$810,494	$102,076		13%

Mortgage loan refinances to mortgage loans funded for sale	56%	23%	3,300	bps		31%	2,500	bps
Gains on sale margin	1.51%	1.21%	30	bps		1.46%	5	bps
Primary mortgage interest rates:
Average	3.66%	4.57%	(91	) bps		4.01%	(35	) bps
Period end	3.64%	4.72%	(108	) bps		3.73%	(9	) bps

Mortgage servicing revenue	$16,366	$16,286	$80		—%	$16,262	$104		1%
Average outstanding principal balance of mortgage loans serviced for others	21,172,874	21,895,041	(722,167)		(3)%	21,418,690	(245,816)		(1)%

Average mortgage servicing revenue rates	0.31%	0.30%	1	bp		0.30%	1	bp

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

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018
Gain (loss) on mortgage hedge derivative contracts, net	$3,742	$11,128	$(2,843)
Gain (loss) on fair value option securities, net	4,597	9,853	(4,385)
Gain (loss) on economic hedge of mortgage servicing rights, net	8,339	20,981	(7,228)
Gain (loss) on change in fair value of mortgage servicing rights	(12,593)	(29,555)	5,972
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(4,254)	(8,574)	(1,256)
Net interest revenue on fair value option securities[1]	1,245	1,296	1,100
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(3,009)	$(7,278)	$(156)

[1]	Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the third quarter of 2019 totaled $279.3 million, up $26.7 million compared to the third quarter of 2018 and $2.2 million compared to the second quarter of 2019. Operating expenses in the third quarter of 2019 included $20.8 million of CoBiz operating expenses.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2019	Increase (Decrease)	% Increase (Decrease)
	2019	2018
Regular compensation	$97,014	$86,262	$10,752	12%	$98,247	$(1,233)	(1)%
Incentive compensation:
Cash-based	38,316	31,430	6,886	22%	33,155	5,161	16%
Share-based	3,471	3,935	(464)	(12)%	2,734	737	(27)%
Deferred compensation	1,124	2,126	(1,002)	N/A	1,534	(410)	N/A
Total incentive compensation	42,911	37,491	5,420	14%	37,423	5,488	15%
Employee benefits	22,648	19,778	2,870	15%	24,672	(2,024)	(8)%
Total personnel expense	162,573	143,531	19,042	13%	160,342	2,231	1%
Business promotion	8,859	7,620	1,239	16%	10,142	(1,283)	(13)%
Charitable contributions to BOKF Foundation	—	—	—	N/A	1,000	(1,000)	N/A
Professional fees and services	12,312	13,209	(897)	(7)%	13,002	(690)	(5)%
Net occupancy and equipment	27,558	23,394	4,164	18%	26,880	678	3%
Insurance	4,220	6,232	(2,012)	(32)%	6,454	(2,234)	(35)%
Data processing and communications	31,915	31,665	250	1%	29,735	2,180	7%
Printing, postage and supplies	3,825	3,837	(12)	—%	4,107	(282)	(7)%
Net losses and operating expenses of repossessed assets	1,728	4,044	(2,316)	(57)%	580	1,148	198%
Amortization of intangible assets	5,064	1,603	3,461	216%	5,138	(74)	(1)%
Mortgage banking costs	14,975	11,741	3,234	28%	11,545	3,430	30%
Other expense	6,263	5,741	522	9%	8,212	(1,949)	(24)%
Total other operating expense	$279,292	$252,617	$26,675	11%	$277,137	$2,155	1%

Average number of employees (full-time equivalent)	5,101	4,870	231	5%	5,123	(22)	—%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Personnel expense increased $19.0 million over the third quarter of 2018. CoBiz operating expenses added $13.4 million to the third quarter of 2019. The remaining increase of $5.7 million is largely attributed to standard annual merit increases in regular compensation and incentive compensation.
Personnel expense increased $2.2 million compared the second quarter of 2019. Incentive compensation increased $5.5 million led by an increase in cash based incentive compensation primarily due to increased sales activities in wealth management and commercial banking. Increased incentive compensation was partially offset by a decrease in regular compensation of $1.2 million and employee benefits of $2.0 million. Employee benefits expense was down largely due to a seasonal decrease in payroll taxes.

Non-personnel operating expense

Non-personnel operating expense increased $7.6 million over the third quarter of 2018. CoBiz operating expenses added $7.4 million to the third quarter of 2019. Mortgage banking costs increased $3.2 million due to increased prepayment speeds as mortgage interest rates decline resulting in increased amortization of mortgage servicing rights. Occupancy and equipment expense increased $2.2 million, largely related to the Cobiz acquisition. Insurance expense decreased $2.6 million primarily due to the elimination of a large bank deposit insurance surcharge assessed by the FDIC. Net losses and expenses on repossessed assets decreased $2.3 million due to decreased expenses on certain oil and gas properties and a writedown on a healthcare property in the third quarter of 2018. Professional fees and services decreased $1.2 million largely due to CoBiz acquisition costs in the third quarter of 2018.
Non-personnel expense was relatively consistent compared to the second quarter of 2019. Mortgage banking costs increased $3.4 million primarily due to an increase in amortization of mortgage servicing rights as lower interest rates drive an increase in prepayment speeds. In addition, data processing and communications expense increased $2.2 million and net losses and expenses of repossessed assets increased $1.1 million.
Insurance expense decreased $2.2 million, other expense decreased $1.9 million, and business promotion expense decreased $1.3 million, all following higher activity in the second quarter of 2019 largely related to the CoBiz acquisition.
Income Taxes

The effective tax rate was 18.6 percent for the third quarter of 2019, 22.8 percent for the third quarter of 2018 and 21.4 percent second quarter of 2019. Income tax expense decreased $5.2 million compared to the second quarter of 2019 primarily due to the completion of 2018 tax filings and tax credit projects.
Lines of Business

We operate three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer risk management products for small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through our consumer branch network and all mortgage banking activities. Wealth Management provides fiduciary services, private banking services, insurance and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

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

The value of funds provided by the operating lines of business to the Funds Management unit is also based on rates that approximate wholesale market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on LIBOR or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term LIBOR rate and a moving average of an intermediate-term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short-term LIBOR rate and longer duration products are weighted towards the intermediate-term swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years. During 2018, the funds transfer pricing rates for non–maturity deposits became inverted due to the flattening of the yield curve. Short term rates continued to increase while long term rates remained relatively flat. In order to appropriately reflect the organizational value of these deposits to the lines of business, effective January 1, 2019, we made adjustments that push more deposit credit value to the business lines, with the offset to Funds Management and other.

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

As shown in Table 8, net income attributable to our lines of business was up $19.6 million or 16 percent over the third quarter of 2018. Net interest revenue grew by $38.7 million over the prior year, primarily due to the CoBiz acquisition combined with growth in average loan balances. Other operating revenue increased by $21.3 million and operating expense increased by $28.2 million compared to the third quarter of 2018. Net income attributed to Funds Management and other in the third quarter was positively affected by the increase in our available-for-sale securities portfolio and the impact of lower interest rates on the transfer pricing of funds provided by the operating segments.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2019	Increase (Decrease)	% Increase (Decrease)
	2019	2018
Commercial Banking	$101,573	$84,964	$16,609	20%	$106,936	$(5,363)	(5)%
Consumer Banking	16,640	8,015	8,625	108%	16,342	298	2%
Wealth Management	23,206	28,866	(5,660)	(20)%	25,544	(2,338)	(9)%
Subtotal	141,419	121,845	19,574	16%	148,822	(7,403)	(5)%
Funds Management and other	812	(4,589)	5,401	N/A	(11,259)	12,071	N/A
Total	$142,231	$117,256	$24,975	21%	$137,563	$4,668	3%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $101.6 million to consolidated net income in the third quarter of 2019, an increase of $16.6 million or 20 percent over the third quarter of 2018. Growth in net interest revenue and fees and commissions revenue was partially offset by increased operating expense.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2019	Increase (Decrease)	% Increase (Decrease)
	2019	2018
Net interest revenue from external sources	$243,944	$187,417	$56,527	30%	$251,084	$(7,140)	(3)%
Net interest expense from internal sources	(63,797)	(42,270)	(21,527)	51%	(65,470)	1,673	(3)%
Total net interest revenue	180,147	145,147	35,000	24%	185,614	(5,467)	(3)%
Net loans charged off	9,505	8,047	1,458	18%	6,823	2,682	39%
Net interest revenue after net loans charged off	170,642	137,100	33,542	24%	178,791	(8,149)	(5)%

Fees and commissions revenue	46,159	39,391	6,768	17%	41,105	5,054	12%
Other gains, net	2,673	1,131	1,542	N/A	506	2,167	N/A
Other operating revenue	48,832	40,522	8,310	21%	41,611	7,221	17%

Personnel expense	43,705	31,263	12,442	40%	42,268	1,437	3%
Non-personnel expense	24,980	19,776	5,204	26%	20,679	4,301	21%
Other operating expense	68,685	51,039	17,646	35%	62,947	5,738	9%

Net direct contribution	150,789	126,583	24,206	19%	157,455	(6,666)	(4)%
Gain (loss) on financial instruments, net	28	(3)	31	N/A	20	8	N/A
Gain (loss) on repossessed assets, net	802	(1,869)	2,671	N/A	2	800	N/A
Corporate expense allocations	12,613	9,124	3,489	38%	11,385	1,228	11%
Income before taxes	139,006	115,587	23,419	20%	146,092	(7,086)	(5)%
Federal and state income tax	37,433	30,623	6,810	22%	39,156	(1,723)	(4)%
Net income	$101,573	$84,964	$16,609	20%	$106,936	$(5,363)	(5)%

Average assets	$23,973,067	$18,499,979	$5,473,088	30%	$22,910,071	$1,062,996	5%
Average loans	19,226,347	15,321,600	3,904,747	25%	18,812,800	413,547	2%
Average deposits	10,833,057	8,633,204	2,199,853	25%	10,724,206	108,851	1%
Average invested capital	2,217,828	1,382,983	834,845	60%	2,222,032	(4,204)	—%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue increased $35.0 million or 24 percent over the prior year, primarily due to the allocation of CoBiz to the business lines and an increase in average originated loan balances, split almost equally, along with increased yields. Yields on deposits sold to the funds management unit also went up due to the increase in short-term interest rates. Net loans charged-off increased $1.5 million.

Fees and commissions revenue increased $6.8 million or 17 percent largely due to an increase in loan syndication fees based on the timing of completed transactions. Operating expense increased $17.6 million or 35 percent compared to the third quarter of 2018. Personnel expense increased $12.4 million primarily due to the incorporation of CoBiz employees combined with standard annual merit increases. Non-personnel expense increased $5.2 million, primarily due to increased intangible asset amortization related to CoBiz. Corporate expense allocations increased $3.5 million or 38 percent over the prior year.

The average outstanding balance of loans attributed to Commercial Banking was up $3.9 billion or 25 percent over the third quarter of 2018 to $19.2 billion. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $10.8 billion for the third quarter of 2019, a 25 percent increase compared to the third quarter of 2018. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.
Net interest revenue decreased $5.5 million or 3 percent compared to the second quarter of 2019 largely as a result of a decrease in interest recoveries paired with a change in the deposit mix from non-interest bearing to interest bearing. Fees and commissions revenue increased $5.1 million, largely due to an increase in loan syndication fees based on the timing of completed transactions and an increase in revenue earned on repossessed assets related to certain oil and gas properties. Operating expense increased $5.7 million or 9 percent over the second quarter of 2019 primarily due to a $1.4 million increase in personnel expense largely due to incentive compensation. Non-personnel expense increased $4.3 million largely due to expenses related to repossessed assets on certain oil and gas properties mentioned above.
Average loan balances increased $414 million or 2 percent and average customer deposits increased $109 million or 1 percent over the second quarter of 2019.

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

Consumer Banking contributed $16.6 million to consolidated net income for the third quarter of 2019, an increase of $8.6 million over the third quarter of 2018. Improved performance by Consumer Banking was largely due to the effect of lower mortgage interest rates, which has increased mortgage banking activity and related revenue.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2019	Increase (Decrease)	% Increase (Decrease)
	2019	2018
Net interest revenue from external sources	$27,580	$20,005	$7,575	38%	$25,300	$2,280	9%
Net interest revenue from internal sources	20,882	19,039	1,843	10%	27,415	(6,533)	(24)%
Total net interest revenue	48,462	39,044	9,418	24%	52,715	(4,253)	(8)%
Net loans charged off	1,841	1,451	390	27%	1,728	113	7%
Net interest revenue after net loans charged off	46,621	37,593	9,028	24%	50,987	(4,366)	(9)%

Fees and commissions revenue	51,460	44,039	7,421	17%	48,830	2,630	5%
Other losses, net	(239)	(15)	(224)	N/A	(19)	(220)	N/A
Other operating revenue	51,221	44,024	7,197	16%	48,811	2,410	5%

Personnel expense	23,665	23,543	122	1%	24,377	(712)	(3)%
Non-personnel expense	36,034	34,939	1,095	3%	33,317	2,717	8%
Total other operating expense	59,699	58,482	1,217	2%	57,694	2,005	3%

Net direct contribution	38,143	23,135	15,008	65%	42,104	(3,961)	(9)%
Gain (loss) on financial instruments, net	8,339	(7,229)	15,568	N/A	20,981	(12,642)	N/A
Change in fair value of mortgage servicing rights	(12,593)	5,972	(18,565)	N/A	(29,555)	16,962	N/A
Gain (loss) on repossessed assets, net	214	(87)	301	N/A	92	122	N/A
Corporate expense allocations	11,776	11,037	739	7%	11,695	81	1%
Income before taxes	22,327	10,754	11,573	108%	21,927	400	2%
Federal and state income tax	5,687	2,739	2,948	108%	5,585	102	2%
Net income	$16,640	$8,015	$8,625	108%	$16,342	$298	2%

Average assets	$9,827,130	$8,323,543	$1,503,587	18%	$9,212,667	$614,463	7%
Average loans	1,773,831	1,719,679	54,152	3%	1,796,823	(22,992)	(1)%
Average deposits	6,983,018	6,580,395	402,623	6%	6,998,677	(15,659)	—%
Average invested capital	288,216	285,521	2,695	1%	304,990	(16,774)	(5)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities grew by $9.4 million or 24 percent over the the third quarter of 2018, primarily due to an increase in the yield on deposits sold to our Funds Management unit. Average consumer deposits grew $403 million over the third quarter of 2018 with demand deposit balances increasing $330 million or 17 percent, largely due to the allocation of acquired deposits.

Fees and commissions revenue increased $7.4 million or 17 percent over the third quarter of 2018. Lower mortgage interest rates increased mortgage loan origination volumes. Mortgage production volume increased $315 million or 53 percent and gain on sale margin increased 30 basis points. Operating expense increased by $1.2 million. An increase in mortgage banking costs was partially offset by decreases in occupancy and equipment expense and professional fees and services. Corporate expense allocations were $739 thousand or 7 percent higher than the prior year.

Changes in the fair value of mortgage servicing rights, net of economic hedges, decreased pre-tax net income for the third quarter of 2019 by $4.3 million compared to a $1.3 million decrease in pre-tax net income in the third quarter of 2018.
Net interest revenue from Consumer Banking activities decreased $4.3 million or 8 percent compared to the second quarter of 2019, primarily due to an decrease in the yield on deposits sold to our Funds Management unit.
Operating revenue increased $2.4 million or 5 percent compared to the second quarter of 2019. Revenues from mortgage banking activities increased $2.0 million due to lower interest rates that drove an increase in mortgage origination. Mortgage production volume increased $102 million or 13 percent and gain on sale margins climbed to 1.51 percent from 1.46 percent.
Operating expenses increased $2.0 million, nearly all related to non-personnel expenses. Mortgage banking costs increased $3.4 million related to increased payoffs as mortgage interest rates declined during the quarter. This increase was partially offset by a decrease in business promotion expense and personnel expense.
Average consumer loans decreased $23 million or 1 percent. Average deposits were consistent compared to the prior quarter.

Wealth Management

Wealth Management contributed $23.2 million to consolidated net income in the third quarter of 2019, down $5.7 million or 20 percent compared the third quarter of 2018. The third quarter of 2018 included an after tax benefit of $11.5 million as a result of a fee earned on the sale of client assets. This fee is excluded from the discussion below.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30, 2019	Increase (Decrease)	% Increase (Decrease)
	2019	2018
Net interest revenue from external sources	$12,343	$22,509	$(10,166)	(45)%	$17,222	$(4,879)	(28)%
Net interest revenue from internal sources	10,723	6,267	4,456	71%	9,719	1,004	10%
Total net interest revenue	23,066	28,776	(5,710)	(20)%	26,941	(3,875)	(14)%
Net loans charged off (recovered)	(42)	(84)	42	(50)%	(48)	6	(13)%
Net interest revenue after net loans charged off (recovered)	23,108	28,860	(5,752)	(20)%	26,989	(3,881)	(14)%

Fees and commissions revenue	89,422	83,562	5,860	7%	85,925	3,497	4%
Other gains (losses), net	(262)	(205)	(57)	N/A	92	(354)	N/A
Other operating revenue	89,160	83,357	5,803	7%	86,017	3,143	4%

Personnel expense	52,316	45,572	6,744	15%	50,080	2,236	4%
Non-personnel expense	19,303	16,684	2,619	16%	19,372	(69)	—%
Other operating expense	71,619	62,256	9,363	15%	69,452	2,167	3%

Net direct contribution	40,649	49,961	(9,312)	(19)%	43,554	(2,905)	(7)%
Corporate expense allocations	9,416	11,127	(1,711)	(15)%	9,168	248	3%
Income before taxes	31,233	38,841	(7,608)	(20)%	34,386	(3,153)	(9)%
Federal and state income tax	8,027	9,975	(1,948)	(20)%	8,842	(815)	(9)%
Net income	$23,206	$28,866	$(5,660)	(20)%	$25,544	$(2,338)	(9)%

Average assets	$10,392,988	$8,498,363	$1,894,625	22%	$9,849,396	$543,592	6%
Average loans	1,671,102	1,439,774	231,328	16%	1,647,680	23,422	1%
Average deposits	6,590,332	5,492,048	1,098,284	20%	6,220,848	369,484	6%
Average invested capital	279,782	252,961	26,821	11%	274,050	5,732	2%

Net interest revenue decreased $5.7 million or 20 percent compared the third quarter of 2018, largely due to decreased spreads on trading securities. Further, Wealth Management incurred additional funding costs related to an increase in non-interest bearing receivables related to unsettled securities. Average loans attributed to the Wealth Management segment increased $231 million or 16 percent and average deposits increased $1.1 billion or 20 percent largely due to the allocation of acquired loans and deposits.

Fees and commissions revenue increased $21.3 million or 31 percent over the third quarter of 2018. Brokerage and trading revenue increased $17.3 million due to increased trading activity as a result of lower mortgage interest rates. Operating expense increased $9.4 million or 15 percent compared to the third quarter of 2018. Personnel expense increased $6.7 million primarily due to the combination of standard annual merit increases and the increase of incentive compensation as a result of higher trading activity. Non-personnel expense increased $2.6 million or 16 percent compared to the third quarter of 2018 largely related to occupancy and equipment expense related to CoBiz. Corporate expense allocations decreased $1.7 million or 15 percent compared to the prior year.

Net income for Wealth Management decreased $2.3 million or 9 percent compared to the second quarter of 2019. An increase in brokerage and trading revenue was partially offset by a decrease in net interest revenue and an increase in operating expenses.

Net interest revenue decreased $3.9 million primarily due to a lower yield on deposits sold to our funds management unit and an increase in unsettled securities receivables. Brokerage and trading revenue increased $3.0 million due to an increase in trading activity and volumes due to favorable interest rate changes. Fiduciary and asset management revenue decreased $1.4 million largely due to a seasonal increase related to tax fees collected in the second quarter. Operating expenses increased $2.2 million, largely due to increased incentive compensation.

Average loans increased $23 million or 1 percent to $1.7 billion and average deposits increased $369 million or 6 percent to $6.6 billion.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of September 30, 2019 and December 31, 2018.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities decreased $225 million to $1.7 billion during the third quarter of 2019. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques. These limits remain unchanged from levels set before our expanded trading activities.

At September 30, 2019, the carrying value of investment (held-to-maturity) securities was $304 million and the fair value was $324 million. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $10.8 billion at September 30, 2019, a $464 million increase compared to June 30, 2019 as a measure to protect for a down rate environment. At September 30, 2019, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at September 30, 2019 is 3.0 years. Management estimates the duration extends to 4.0 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.4 years assuming a 100 basis point decline in the current low rate environment.

The aggregate gross amount of unrealized losses on available for sale securities totaled $14 million at September 30, 2019, compared to $19 million at June 30, 2019. On a quarterly basis, we perform an evaluation on debt securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings during the third quarter of 2019.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $22.3 billion at September 30, 2019, up $30 million over June 30, 2019. Growth in commercial and personal loans was partially offset by a decrease in commercial real estate and residential mortgage loans.

Table 12 -- Loans
(In thousands)

	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Commercial:
Energy	$4,114,269	$3,921,353	$3,705,099	$3,590,333	$3,294,867
Services	3,266,249	3,309,458	3,287,563	3,258,192	2,603,862
Healthcare	3,032,968	2,926,510	2,915,885	2,799,277	2,437,323
Wholesale/retail	1,848,617	1,793,118	1,706,900	1,621,158	1,650,729
Public finance	744,840	795,659	803,083	804,550	418,578
Manufacturing	698,408	761,357	742,374	730,521	660,582
Other commercial and industrial	719,274	829,453	801,071	832,047	510,160
Total commercial	14,424,625	14,336,908	13,961,975	13,636,078	11,576,101

Commercial real estate:
Multifamily	1,324,839	1,300,372	1,210,358	1,288,065	1,120,166
Office	1,014,275	1,056,306	1,033,158	1,072,920	824,829
Industrial	873,536	828,569	767,757	778,106	696,774
Retail	799,169	825,399	890,685	919,082	759,423
Residential construction and land development	135,361	141,509	149,686	148,584	101,872
Other commercial real estate	478,877	557,878	549,007	558,056	301,611
Total commercial real estate	4,626,057	4,710,033	4,600,651	4,764,813	3,804,675

Residential mortgage:
Permanent mortgage	1,066,460	1,088,370	1,098,481	1,122,610	1,094,926
Permanent mortgages guaranteed by U.S. government agencies	191,764	195,373	193,308	190,866	180,718
Home equity	859,079	887,079	900,831	916,557	696,098
Total residential mortgage	2,117,303	2,170,822	2,192,620	2,230,033	1,971,742

Personal	1,117,382	1,037,889	1,003,734	1,025,806	996,941

Total	$22,285,367	$22,255,652	$21,758,980	$21,656,730	$18,349,459
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

Commercial loans totaled $14.4 billion or 65 percent of the loan portfolio at September 30, 2019, an $88 million increase over June 30, 2019. Energy loan balances grew by $193 million. Healthcare loans increased $106 million and wholesale/retail sector loans increased $55 million. Other commercial and industrial loans decreased $110 million, manufacturing loans decreased $63 million and public finance loans decreased by $51 million.

Table 13 presents the commercial sector of our loan portfolio distributed primarily by collateral location. Loans for which collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower's primary operating location.

Table 13 -- Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$751,519	$2,322,908	$57,593	$122	$519,377	$542	$105,908	$356,300	$4,114,269
Services	658,970	758,554	164,103	8,564	591,793	475,357	259,999	348,909	3,266,249
Healthcare	239,676	436,571	148,217	77,861	336,865	259,439	255,925	1,278,414	3,032,968
Wholesale/retail	315,869	726,422	35,523	31,778	168,007	107,826	60,447	402,745	1,848,617
Public finance	73,038	162,869	37,240	—	184,005	87,319	—	200,369	744,840
Manufacturing	106,422	180,837	990	5,055	160,769	123,256	52,522	68,557	698,408
Other commercial and industrial	115,567	115,144	3,174	56,466	115,776	37,674	57,881	217,592	719,274
Total commercial loans	$2,261,061	$4,703,305	$446,840	$179,846	$2,076,592	$1,091,413	$792,682	$2,872,886	$14,424,625

The majority of the collateral securing our commercial loan portfolio is located within our geographical footprint with 33 percent concentrated in the Texas market, 16 percent concentrated in the Oklahoma market and 14 percent in the Colorado market. At September 30, 2019, the Other category is primarily composed of California - $578 million or 4 percent of the commercial loan portfolio, Florida - $261 million or 2 percent of the commercial loan portfolio, Louisiana - $163 million or 1 percent of the commercial loan portfolio, Pennsylvania - $159 million or 1 percent of the commercial loan portfolio, Ohio - $154 million or 1 percent of the commercial loan portfolio and North Carolina - $141 million or 1 percent of the commercial loan portfolio. All other states individually represent less than one percent of total commercial loans.

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

Outstanding energy loans totaled $4.1 billion or 18 percent of total loans at September 30, 2019. Unfunded energy loan commitments were $3.2 billion at September 30, 2019, a $44 million decrease compared to June 30, 2019 primarily due to increased utilization in the third quarter. Approximately $3.3 billion of energy loans were to oil and gas producers, growing $165 million over June 30, 2019. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 58 percent of the committed production loans are secured by properties primarily producing oil and 42 percent of the committed production loans are secured by properties primarily producing natural gas. Loans to midstream oil and gas companies totaled $574 million at September 30, 2019, up $4.9 million over June 30, 2019. Loans to borrowers that provide services to the energy industry totaled $190 million at September 30, 2019, an increase of $7.1 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $69 million, a $16 million increase over the prior quarter.

The services sector of the loan portfolio totaled $3.3 billion or 15 percent of total loans and consists of a large number of loans to a variety of businesses, including Native American tribal governments, entertainment and recreation, financial services, technology and media, and real estate services. Services sector loans decreased $43 million compared to June 30, 2019. Approximately $1.6 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

The healthcare sector of the loan portfolio totaled $3.0 billion or 14 percent of total loans and consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At September 30, 2019, the outstanding principal balance of these loans totaled $4.8 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 17 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint. Our larger concentrations are in Texas, Colorado and Oklahoma representing 24 percent, 11 percent and 11 percent of the total commercial real estate portfolio at September 30, 2019, respectively. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $4.6 billion or 21 percent of the loan portfolio at September 30, 2019. The outstanding balance of commercial real estate loans decreased $84 million compared to June 30, 2019. Loans secured by industrial properties increased $45 million. Loans secured by multifamily residential properties increased $24 million. Other real estate loans decreased $79 million. Loans secured by office buildings decreased $42 million and loans secured by retail properties decreased $26 million. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 19 percent to 22 percent over the past five years.

The commercial real estate sector of our loan portfolio distributed by collateral location follows in Table 14.

Table 14 -- Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Multifamily	$162,666	$394,684	$25,380	$52,240	$73,430	$168,366	$198,761	$249,312	$1,324,839
Office	124,991	208,216	102,960	19,612	88,703	77,374	52,204	340,215	1,014,275
Industrial	102,854	216,462	19,430	81	77,952	36,662	39,285	380,810	873,536
Retail	53,155	251,683	146,256	5,310	103,654	55,399	13,862	169,850	799,169
Residential construction and land development	6,880	20,108	12,903	157	52,220	9,012	7,002	27,079	135,361
Other commercial real estate	47,856	38,947	9,550	1,988	123,759	71,214	51,439	134,124	478,877
Total commercial real estate loans	$498,402	$1,130,100	$316,479	$79,388	$519,718	$418,027	$362,553	$1,301,390	$4,626,057

The Other category is primarily composed of Utah - $265 million or 6 percent of the commercial real estate portfolio, California - $247 million or 5 percent of the commercial real estate portfolio, Georgia - $116 million or 3 percent of the commercial real estate portfolio, Nevada - $99 million or 2 percent of the commercial real estate portfolio and Virginia - $84 million or 2 percent of the commercial real estate portfolio. All other states represent less than 2% individually.

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

Residential mortgage loans totaled $2.1 billion, a decrease of $54 million compared to June 30, 2019. In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 93% of our residential mortgage loan portfolio is located within our geographical footprint.

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

At September 30, 2019, $192 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have limited credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet. Permanent residential mortgage loans guaranteed by U.S. government agencies decreased $3.6 million compared to June 30, 2019.

Home equity loans totaled $859 million at September 30, 2019, a $28 million decrease compared to June 30, 2019. Our home equity loan portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 50 percent. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 10 year revolving period followed by a 15 year term of amortizing repayment. Interest-only home equity loans have a 5 year revolving period followed by a 15 year term of amortizing repayments and may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information. A summary of our home equity loan portfolio at September 30, 2019 by lien position and amortizing status follows in Table 15.

Table 15 -- Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$91,591	$463,681	$555,272
Junior lien	193,195	110,612	303,807
Total home equity	$284,786	$574,293	$859,079

The distribution of residential mortgage and personal loans at September 30, 2019 is as follows in Table 16. Residential mortgage loans are distributed by collateral location. Personal loans are generally distributed by borrower location.

Table 16 -- Residential Mortgage and Personal Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$163,590	$423,298	$62,563	$13,100	$194,677	$104,603	$55,998	$48,631	$1,066,460
Permanent mortgages guaranteed by U.S. government agencies	49,434	29,960	30,655	9,307	5,305	1,115	15,868	50,120	191,764
Home equity	353,310	137,625	76,564	7,485	137,024	36,847	52,291	57,933	859,079
Total residential mortgage	$566,334	$590,883	$169,782	$29,892	$337,006	$142,565	$124,157	$156,684	$2,117,303

Personal	$321,875	$491,363	$11,948	$11,048	$81,496	$70,531	$54,136	$74,985	$1,117,382

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Bank of Oklahoma.

Table 17 -- Loans Managed by Primary Geographical Market
(In thousands)

	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Oklahoma:
Commercial	$3,690,100	$3,762,234	$3,551,054	$3,491,117	$3,609,109
Commercial real estate	679,786	717,970	665,190	700,756	651,315
Residential mortgage	1,370,452	1,403,398	1,417,381	1,440,566	1,429,843
Personal	383,246	382,764	374,807	375,543	376,201
Total Oklahoma	6,123,584	6,266,366	6,008,432	6,007,982	6,066,468

Texas:
Commercial	6,220,227	5,877,265	5,754,018	5,438,133	5,115,646
Commercial real estate	1,292,116	1,341,609	1,344,810	1,341,783	1,354,679
Residential mortgage	273,931	272,878	265,927	266,805	253,265
Personal	475,430	400,585	396,794	394,743	381,452
Total Texas	8,261,704	7,892,337	7,761,549	7,441,464	7,105,042

New Mexico:
Commercial	335,409	350,520	342,915	340,489	325,048
Commercial real estate	374,331	385,058	371,416	383,670	392,494
Residential mortgage	81,383	82,390	85,326	87,346	88,110
Personal	10,887	10,236	11,065	10,662	11,659
Total New Mexico	802,010	828,204	810,722	822,167	817,311

Arkansas:
Commercial	87,588	87,896	79,286	111,338	102,237
Commercial real estate	158,538	149,300	142,551	141,898	106,701
Residential mortgage	7,509	7,463	7,731	7,537	7,278
Personal	10,905	11,208	11,550	11,955	12,126
Total Arkansas	264,540	255,867	241,118	272,728	228,342

Colorado:
Commercial	2,247,798	2,325,742	2,231,703	2,275,069	1,132,500
Commercial real estate	975,066	1,023,410	957,348	963,575	354,543
Residential mortgage	224,872	241,780	241,722	251,849	68,694
Personal	78,733	72,537	65,812	72,916	56,999
Total Colorado	3,526,469	3,663,469	3,496,585	3,563,409	1,612,736

Arizona:
Commercial	1,276,534	1,330,415	1,335,140	1,320,139	621,658
Commercial real estate	771,425	761,243	791,466	889,903	666,562
Residential mortgage	92,121	91,684	98,973	97,959	44,659
Personal	78,694	76,335	61,875	68,546	67,280
Total Arizona	2,218,774	2,259,677	2,287,454	2,376,547	1,400,159

Kansas/Missouri:
Commercial	566,969	602,836	667,859	659,793	669,903
Commercial real estate	374,795	331,443	327,870	343,228	278,381
Residential mortgage	67,035	71,229	75,560	77,971	79,893
Personal	79,487	84,224	81,831	91,441	91,224
Total Kansas/Missouri	1,088,286	1,089,732	1,153,120	1,172,433	1,119,401

Total BOK Financial loans	$22,285,367	$22,255,652	$21,758,980	$21,656,730	$18,349,459

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

Table 18 – Off-Balance Sheet Credit Commitments
(In thousands)

	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Loan commitments	$11,259,366	$11,411,819	$12,243,886	$11,944,524	$10,715,964
Standby letters of credit	712,944	698,527	720,451	582,196	671,844
Mortgage loans sold with recourse	92,139	93,606	94,938	98,623	101,512
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

Derivative contracts are carried at fair value. At September 30, 2019, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $401 million compared to $389 million at June 30, 2019. At September 30, 2019, the net fair value of our derivative contracts included $207 million for foreign exchange contracts, $124 million for energy contracts and $67 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $385 million at September 30, 2019 and $369 million at June 30, 2019.

At September 30, 2019, total derivative assets were reduced by $67 million of cash collateral received from counterparties and total derivative liabilities were reduced by $63 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2019 follows in Table 19.

Table 19 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$152,530
Banks and other financial institutions	146,466
Exchanges and clearing organizations	35,096
Fair value of customer risk management program asset derivative contracts, net	$334,092

At September 30, 2019, our largest derivative exposure was to an exchange for energy contracts, net of cash margin, of $35 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $28.62 per barrel of oil would not be great enough to create a scenario in which we are owed by our customers. An increase in prices equivalent to $64.92 per barrel of oil would increase the fair value of derivative assets by $55 million. Further increases in price to the equivalent of $79.46 per barrel of oil would increase the fair value of our derivative assets by $268 million with lending customers comprising the bulk of the assets. Liquidity requirements of this program may also be affected by our credit rating. At September 30, 2019, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of September 30, 2019, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.
Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. At September 30, 2019, the combined allowance for loan losses and off-balance sheet credit losses totaled $206 million or 0.92 percent of outstanding loans and 124 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. Excluding acquired loans measured at acquisition date fair value, the combined allowance for loan losses was 1.02 percent of outstanding loans and 130 percent of nonaccruing loans. The allowance for loan losses was $204 million and the accrual for off-balance sheet credit losses was $1.4 million. At June 30, 2019, the combined allowance for credit losses was $204 million or 0.92 percent of outstanding loans and 115 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. Excluding acquired loans measured at acquisition date fair value, the combined allowance for loan losses was 1.03 percent of outstanding loans and 126 percent of nonaccruing loans. The allowance for loan losses was $203 million and the accrual for off-balance sheet credit losses was $1.9 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. Based on an evaluation of all credit factors, including overall growth in the originated loan portfolio, the trends in nonaccruing loans, potential problem loans and net charge-offs, the Company determined that a $12.0 million provision for credit losses was appropriate for the third quarter of 2019. The Company recorded a $5.0 million provision for credit losses in the second quarter of 2019.

Table 20 -- Summary of Loan Loss Experience
(In thousands)

	Three Months Ended
	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Allowance for loan losses:
Beginning balance	$202,534	$205,340	$207,457	$210,569	$215,142
Loans charged off:
Commercial	(9,875)	(11,385)	(10,468)	(12,940)	(9,602)
Commercial real estate	—	(118)	—	—	—
Residential mortgage	(56)	(94)	(42)	(52)	(91)
Personal	(1,776)	(1,630)	(1,265)	(1,523)	(1,380)
Total	(11,707)	(13,227)	(11,775)	(14,515)	(11,073)
Recoveries of loans previously charged off:
Commercial	260	434	711	1,267	1,263
Commercial real estate	60	4,345	112	232	40
Residential mortgage	119	149	154	71	229
Personal	627	575	712	598	560
Total	1,066	5,503	1,689	2,168	2,092
Net loans recovered (charged off)	(10,641)	(7,724)	(10,086)	(12,347)	(8,981)
Provision for loan losses	12,539	4,918	7,969	9,235	4,408
Ending balance	$204,432	$202,534	$205,340	$207,457	$210,569
Accrual for off-balance sheet credit losses:
Beginning balance	$1,903	$1,821	$1,790	$2,025	$2,433
Provision for off-balance sheet credit losses	(539)	82	31	(235)	(408)
Ending balance	$1,364	$1,903	$1,821	$1,790	$2,025
Total combined provision for credit losses	$12,000	$5,000	$8,000	$9,000	$4,000
Allowance for loan losses to loans outstanding at period-end	0.92%	0.91%	0.94%	0.96%	1.15%
Net charge-offs (recoveries) (annualized) to average loans	0.19%	0.14%	0.19%	0.23%	0.20%
Total provision for credit losses (annualized) to average loans	0.21%	0.09%	0.15%	0.17%	0.09%
Recoveries to gross charge-offs	9.11%	41.60%	14.34%	14.94%	18.89%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.01%	0.02%	0.01%	0.01%	0.02%
Combined allowance for credit losses to loans outstanding at period-end	0.92%	0.92%	0.95%	0.97%	1.16%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the original contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in troubled debt restructurings and all government guaranteed loans repurchased from GNMA pools. A specific allowance is required when the outstanding principal balance of the loan is not supported by either the discounted cash flows expected to be received from the borrower or the fair value of collateral for collateral dependent loans. At September 30, 2019, impaired loans totaled $358 million, including $26 million with specific allowances of $7.5 million and $331 million with no specific allowances. At June 30, 2019, impaired loans totaled $372 million, including $9.3 million of impaired loans with specific allowances of $4.0 million and $363 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $179 million at September 30, 2019, a $2.5 million decrease compared to June 30, 2019. A decrease in general allowances related to the commercial loan segment was partially offset by an increase in general allowances related to the personal loan segment.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $18 million at September 30, 2019, a $918 thousand increase compared to June 30, 2019.

An allocation of the allowance for loan losses by portfolio segment is included in Note 4 to the Consolidated Financial Statements.

Our loan monitoring process also identified certain accruing substandard loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms. These potential problem loans totaled $143 million at September 30, 2019 and were primarily composed of $38 million or less than 1 percent of energy loans, $37 million or 1.12 percent of service sector loans, $17 million or less than 1 percent of healthcare sector loans, $17 million or 2.31 percent of other commercial and industrial loans and $13 million or 1.81 percent of manufacturing sector loans. Potential problem loans totaled $161 million at June 30, 2019.

Based on regulatory guidelines, other loans especially mentioned are in compliance with the original terms of the agreement but may have a weakness that deserves management's close attention. Other loans especially mentioned totaled $179 million at September 30, 2019 and were composed primarily of $60 million or 1.47 percent of energy sector loans, $38 million or 1.17 percent of service sector loans, $25 million or 0.83 percent healthcare sector loans, $24 million or 3.47 percent of manufacturing sector loans and $12 million or 1.51 percent of commercial real estate loans secured by retail facilities. Other loans especially mentioned totaled $141 million at June 30, 2019.
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

BOK Financial had net charge-offs of $10.6 million in the third quarter of 2019, compared to net charge-offs of $7.7 million in the second quarter of 2019 and net charge-offs of $9.0 million in the third quarter of 2018. The ratio of net loans charged off to average loans on an annualized basis was 0.19 percent for the third quarter of 2019, compared with 0.14 percent for the second quarter of 2019 and 0.20 percent for the third quarter of 2018.

Net charge-offs of commercial loans were $9.6 million in the third quarter of 2019, primarily related to a single energy production borrower, a single healthcare sector borrower and a single other commercial and industrial sector borrower. Net commercial real estate loan recoveries were $60 thousand in the third quarter of 2019. Net recoveries of residential mortgage loans were $63 thousand and net charge-offs of personal loans were $1.1 million for the third quarter. Personal loan net charge-offs include deposit account overdraft losses.

Nonperforming Assets

Table 21 -- Nonperforming Assets
(In thousands)

	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Nonaccruing loans:
Commercial	$111,706	$123,395	$90,358	$99,841	$109,490
Commercial real estate	23,185	21,670	21,508	21,621	1,316
Residential mortgage	37,304	38,477	40,409	41,555	41,917
Personal	271	237	302	230	269
Total nonaccruing loans	172,466	183,779	152,577	163,247	152,992
Accruing renegotiated loans guaranteed by U.S. government agencies	92,718	95,989	91,787	86,428	83,347
Real estate and other repossessed assets	21,026	16,940	17,139	17,487	24,515
Total nonperforming assets	$286,210	$296,708	$261,503	$267,162	$260,854
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$187,160	$193,976	$162,770	$173,602	$169,717

Nonaccruing loans by loan portfolio segment and class:
Commercial:
Energy	$88,894	$71,632	$35,332	$47,494	$54,033
Manufacturing	8,741	8,613	9,548	8,919	9,202
Services	6,119	10,087	9,555	8,567	4,097
Healthcare	5,978	16,148	18,768	16,538	15,704
Wholesale/retail	1,504	1,390	1,425	1,316	9,249
Public finance	—	—	—	—	—
Other commercial and industrial	470	15,525	15,730	17,007	17,205
Total commercial	111,706	123,395	90,358	99,841	109,490

Commercial real estate:
Retail	20,132	20,057	20,159	20,279	777
Industrial	909	—	—	—	—
Office	855	855	855	—	—
Residential construction and land development	350	350	350	350	350
Multifamily	286	275	—	301	—
Other commercial real estate	653	133	144	691	189
Total commercial real estate	23,185	21,670	21,508	21,621	1,316

Residential mortgage:
Permanent mortgage	20,165	21,803	22,937	23,951	22,855
Permanent mortgage guaranteed by U.S. government agencies	6,332	6,743	6,946	7,132	7,790
Home equity	10,807	9,931	10,526	10,472	11,272
Total residential mortgage	37,304	38,477	40,409	41,555	41,917
Personal	271	237	302	230	269
Total nonaccruing loans	$172,466	$183,779	$152,577	$163,247	$152,992

Allowance for loan losses to nonaccruing loans[1]	123.05%	114.40%	141.00%	132.89%	145.02%
Accruing loans 90 days or more past due[1]	$1,541	$2,698	$610	$1,338	$518

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. Government.

Nonperforming assets totaled $286 million or 1.28 percent of outstanding loans and repossessed assets at September 30, 2019. Nonaccruing loans totaled $172 million, accruing renegotiated residential mortgage loans totaled $93 million and real estate and other repossessed assets totaled $21 million. All accruing renegotiated residential mortgage loans and $6.3 million of nonaccruing loans are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets decreased $6.8 million compared to June 30, 2019. Decreases in nonaccruing commercial and industrial loans and healthcare sector loans were partially offset by an increase in nonaccruing energy loans. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

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

Accruing renegotiated loans guaranteed by U.S. government agencies represent residential mortgage loans that have been modified in troubled debt restructurings. See Note 4 to the Consolidated Financial Statements for additional discussion of troubled debt restructurings. Generally, we modify residential mortgage loans primarily by reducing interest rates and extending the number of payments in accordance with U.S. government agency guidelines. Generally, no unpaid principal or interest is forgiven. Interest continues to accrue based on the modified terms of the loan. Modified loans guaranteed by U.S. government agencies under residential mortgage loan programs may be sold once they become eligible according to U.S. government agency guidelines.

A rollforward of nonperforming assets for the three and nine months ended September 30, 2019 follows in Table 22.

Table 22 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	September 30, 2019
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, June 30, 2019	$183,779	$95,989	$16,940	$296,708
Additions	35,799	9,371	—	45,170
Payments	(27,549)	(765)	—	(28,314)
Charge-offs	(11,707)	—	—	(11,707)
Net gains (losses) and write-downs	—	—	1,064	1,064
Foreclosure of nonperforming loans	(5,883)	—	5,883	—
Foreclosure of loans guaranteed by U.S. government agencies	(967)	(2,685)	—	(3,652)
Proceeds from sales	—	(9,508)	(2,861)	(12,369)
Return to accrual status	—	—	—	—
Other, net	—	316	—	316
Balance, September 30, 2019	$173,472	$92,718	$21,026	$287,216

	Nine Months Ended
	September 30, 2019
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2018	$163,247	$86,428	$17,487	$267,162
Additions	115,602	36,182	—	151,784
Payments	(56,852)	(1,971)	—	(58,823)
Charge-offs	(36,709)	—	—	(36,709)
Net gains (losses) and write-downs	—	—	901	901
Foreclosure of nonperforming loans	(8,489)	—	8,489	—
Foreclosure of loans guaranteed by U.S. government agencies	(2,457)	(8,103)	—	(10,560)
Proceeds from sales	—	(20,731)	(5,851)	(26,582)
Return to accrual status	(1,876)	—	—	(1,876)
Other, net	—	913	—	913
Balance, September 30, 2019	$172,466	$92,718	$21,026	$286,210

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
Commercial

Nonaccruing commercial loans totaled $112 million or 0.77 percent of total commercial loans at September 30, 2019 compared to $123 million or 0.86 percent of commercial loans at June 30, 2019. There were $27 million in newly identified nonaccruing commercial loans during the quarter, offset by $24 million in payments, $10 million of charge-offs and $5.5 million of foreclosures of nonaccruing commercial loans during the third quarter.

Nonaccruing commercial loans at September 30, 2019 were primarily composed of $89 million or 2.16 percent of total energy loans.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $23 million or 0.50 percent of outstanding commercial real estate loans at September 30, 2019, largely unchanged compared to $22 million or 0.46 percent of outstanding commercial real estate loans at June 30, 2019.

Nonaccruing commercial real estate loans were primarily composed of $20 million or 2.52 percent of loans secured by retail facilities.

Residential Mortgage and Personal

Nonaccruing residential mortgage loans totaled $37 million or 1.76 percent of outstanding residential mortgage loans at September 30, 2019, a $1.2 million decrease compared to June 30, 2019. Newly identified nonaccruing residential mortgage loans totaling $3.9 million were offset by $3.6 million of payments.

Nonaccruing residential mortgage loans primarily consist of non-guaranteed permanent residential mortgage loans, which totaled $20 million or 1.89 percent of outstanding non-guaranteed permanent residential mortgage loans at September 30, 2019. Nonaccruing home equity loans totaled $11 million or 1.26 percent of total home equity loans.

Payments of accruing residential mortgage loans and personal loans may be delinquent. The composition of residential mortgage loans and personal loans past due but still accruing is included in the following Table 23. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. Residential mortgage loans 30 to 59 days past due increased $3.4 million in the third quarter to $8.4 million at September 30, 2019. Residential mortgage loans 60 to 89 days past due increased by $3.2 million. Personal loans past due 30 to 59 days decreased by $2.4 million and personal loans 60 to 89 days increased $6 thousand.

Table 23 -- Residential Mortgage and Personal Loans Past Due
(In thousands)

	September 30, 2019			June 30, 2019
	90 Days or More	60 to 89 Days	30 to 59 Days	90 Days or More	60 to 89 Days	30 to 59 Days
Residential mortgage:
Permanent mortgage[1]	$—	$3,405	$6,097	$37	$—	$3,641
Home equity	—	374	2,282	—	553	1,380
Total residential mortgage	$—	$3,779	$8,379	37	$553	$5,021

Personal	$29	$94	$100	$10	$88	$2,509

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $21 million at September 30, 2019, composed primarily of $9.2 million of developed commercial real estate, $5.6 million of oil and gas properties, $3.8 million of 1-4 family residential properties and $2.1 million of undeveloped land primarily zoned for commercial development. Real estate and other repossessed assets totaled $17 million at June 30, 2019.

Liquidity and Capital

Based on the average balances for the third quarter of 2019, approximately 59 percent of our funding was provided by deposit accounts, 26 percent from borrowed funds, less than 1 percent from long-term subordinated debt and 11 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the third quarter of 2019 totaled $25.7 billion, a $538 million increase over the second quarter of 2019. Interest-bearing transaction account balances increased $619 million and time deposits increased $44 million. Demand deposits decreased $124 million compared to the second quarter of 2019.
Table 24 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Commercial Banking	$10,833,057	$10,724,206	$8,261,543	$8,393,016	$8,633,204
Consumer Banking	6,983,018	6,998,677	6,544,665	6,542,188	6,580,395
Wealth Management	6,590,332	6,220,848	5,659,771	5,483,455	5,492,048
Subtotal	24,406,407	23,943,731	20,465,979	20,418,659	20,705,647
Funds Management and other	1,293,767	1,218,645	4,148,500	4,676,736	1,230,648
Total	$25,700,174	$25,162,376	$24,614,479	$25,095,395	$21,936,295

Acquired deposits were allocated to the lines of business from funds management and other in the second quarter of 2019. The fluctuations following include those deposits. Average Commercial Banking deposit balances increased $109 million over the second quarter of 2019. Interest-bearing transaction account balances increased $241 million and demand deposit balances decreased $138 million. Commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook improves and if short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances were largely unchanged compared to the prior quarter. Growth in time deposit balances of $23 million over the prior quarter was offset by a $26 million decrease in interest-bearing transaction deposit balances and an $11 million decrease in demand deposit balances.

Average Wealth Management deposits increased $369 million over the second quarter of 2019. Interest-bearing transaction account balances were up $397 million. Demand deposit balances decreased $48 million. Time deposit balances were up $16 million.

Average time deposits for the third quarter of 2019 included $249 million of brokered deposits, a $5.2 million decrease compared to the second quarter of 2019. Average interest-bearing transaction accounts for the third quarter included $1.1 billion of brokered deposits, an $8.3 million increase over the second quarter of 2019.

The distribution of our period end deposit account balances among principal markets follows in Table 25.

Table 25 -- Period End Deposits by Principal Market Area
(In thousands)

	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Oklahoma:
Demand	$3,515,312	$3,279,359	$3,432,239	$3,610,593	$3,564,307
Interest-bearing:
Transaction	7,447,799	7,020,484	6,542,548	6,445,831	6,010,972
Savings	308,103	307,785	309,875	288,210	288,080
Time	1,198,170	1,253,804	1,217,371	1,118,643	1,128,810
Total interest-bearing	8,954,072	8,582,073	8,069,794	7,852,684	7,427,862
Total Oklahoma	12,469,384	11,861,432	11,502,033	11,463,277	10,992,169

Texas:
Demand	2,870,429	2,974,005	2,966,743	3,291,433	3,357,669
Interest-bearing:
Transaction	2,589,511	2,453,619	2,385,305	2,295,169	2,182,114
Savings	100,597	103,125	101,849	99,624	97,909
Time	464,264	425,253	419,269	423,880	453,119
Total interest-bearing	3,154,372	2,981,997	2,906,423	2,818,673	2,733,142
Total Texas	6,024,801	5,956,002	5,873,166	6,110,106	6,090,811

New Mexico:
Demand	645,698	630,861	662,362	691,692	722,188
Interest-bearing:
Transaction	539,260	557,881	573,203	571,347	593,760
Savings	62,863	62,636	61,497	58,194	57,794
Time	236,135	232,569	228,212	224,515	221,513
Total interest-bearing	838,258	853,086	862,912	854,056	873,067
Total New Mexico	1,483,956	1,483,947	1,525,274	1,545,748	1,595,255

Arkansas:
Demand	39,513	29,176	31,624	36,800	36,579
Interest-bearing:
Transaction	149,506	148,485	147,964	91,593	128,001
Savings	1,747	1,783	1,785	1,632	1,826
Time	7,877	7,810	8,321	8,726	10,214
Total interest-bearing	159,130	158,078	158,070	101,951	140,041
Total Arkansas	198,643	187,254	189,694	138,751	176,620

	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Colorado:
Demand	1,694,044	1,621,820	1,897,547	1,658,473	593,442
Interest-bearing:
Transaction	1,910,874	1,800,271	1,844,632	1,899,203	622,520
Savings	60,107	57,263	58,919	57,289	40,308
Time	273,622	246,198	261,235	274,877	217,628
Total interest-bearing	2,244,603	2,103,732	2,164,786	2,231,369	880,456
Total Colorado	3,938,647	3,725,552	4,062,333	3,889,842	1,473,898

Arizona:
Demand	703,381	700,480	695,238	707,402	365,878
Interest-bearing:
Transaction	599,655	560,429	621,735	575,567	130,105
Savings	12,487	11,966	12,144	10,545	3,559
Time	44,347	43,099	44,004	43,051	23,927
Total interest-bearing	656,489	615,494	677,883	629,163	157,591
Total Arizona	1,359,870	1,315,974	1,373,121	1,336,565	523,469

Kansas/Missouri:
Demand	376,020	431,856	410,799	418,199	423,560
Interest-bearing:
Transaction	284,940	310,774	361,590	327,866	322,747
Savings	11,689	13,125	13,815	13,721	13,125
Time	19,126	19,205	19,977	19,688	20,635
Total interest-bearing	315,755	343,104	395,382	361,275	356,507
Total Kansas/Missouri	691,775	774,960	806,181	779,474	780,067
Total BOK Financial deposits	$26,167,076	$25,305,121	$25,331,802	$25,263,763	$21,632,289

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of wholesale federal funds purchased totaled $600 million at September 30, 2019. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $8.1 billion during the quarter, compared to $7.2 billion in the second quarter of 2019.

At September 30, 2019, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $10.1 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 26.

Table 26 -- Borrowed Funds
(In thousands)

		Three Months Ended September 30, 2019				Three Months Ended June 30, 2019
	Sept. 30, 2019	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	June 30, 2019	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Parent Company and Other Non-Bank Subsidiaries:
Other borrowings	8,132	5,515	3.54%	$8,132	5,578	6,593	3.22%	6,593
Subordinated debentures	275,909	275,900	5.48%	$275,909	275,892	275,887	5.53%	275,893
Total parent company and other non-bank subsidiaries	284,041	281,415	5.44%		281,470	282,480	5.47%

BOKF, NA:
Funds purchased	3,030,691	2,653,752	2.25%	3,030,691	1,975,086	1,650,046	2.46%	1,975,086
Repurchase agreements	382,360	452,411	0.58%	507,111	356,861	416,904	0.56%	388,760
Other borrowings:
Federal Home Loan Bank advances	6,800,000	8,102,174	2.41%	8,000,000	7,800,000	7,153,846	2.65%	7,800,000
GNMA repurchase liability	10,419	13,577	4.53%	13,577	14,499	10,755	4.44%	14,499
Other	3,783	3,757	5.82%	3,783	3,732	4,423	4.62%	3,732
Total other borrowings	6,814,202	8,119,508	2.42%		7,818,231	7,169,024	2.67%
Total BOKF, NA	10,227,253	11,225,671	2.30%		10,150,178	9,235,974	2.53%

Total other borrowed funds and subordinated debentures	$10,511,294	$11,507,086	2.39%		$10,431,648	$9,518,454	2.62%
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.

Parent Company

At September 30, 2019, cash and interest-bearing cash and cash equivalents held by the parent company totaled $185 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At September 30, 2019, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $151 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at September 30, 2019 was $4.8 billion, a $119 million increase over June 30, 2019. Net income less cash dividends paid increased equity $107 million during the third quarter of 2019. Changes in interest rates resulted in a $35 million increase in accumulated other comprehensive gain over June 30, 2019. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of September 30, 2019, 586,713 shares have been repurchased under this new authorization. The Company repurchased 336,713 shares during the third quarter of 2019 at an average price of $77.03 per share.

On June 16, 2016, the FASB issued FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Assets Measured at Amortized Cost ("ASU 2016-13" or "CECL") to provide more-timely recording of credit losses on loans and other financial assets measured at amortized cost, effective for the Company’s annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the standard on January 1, 2020 through a cumulative-effect adjustment to retained earnings. The ASU broadens the scope of the allowance for credit losses to include acquired loans and certain serviced loans, among others. Specifically, CECL requires recognition of an allowance for credit losses on acquired loans that were initially recognized at fair value, which included an estimate of expected credit losses. This requirement will result in duplicate recognition of an allowance for expected credit losses on approximately $2.0 billion of acquired loans. The principles of CECL also apply to expected credit losses on residential mortgage loans the company has transferred into mortgage-backed securities, primarily expected losses on approximately $3.5 billion of residential mortgage loans that exceed amounts guaranteed by the U.S. Department of Veterans Affairs.

We expect the pre-tax transition adjustment from the CECL implementation will be between $50 million and $75 million. We plan to adopt the three year transition approach for regulatory capital. The ultimate impact will depend on the composition of our portfolio of assets measured at amortized cost as well as economic conditions and forecasts at adoption.

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

The capital ratios for BOK Financial on a consolidated basis are presented in Table 27.

Table 27 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.06%	10.84%	12.07%
Tier 1 capital	6.00%	2.50%	8.50%	11.06%	10.84%	12.07%
Total capital	8.00%	2.50%	10.50%	12.56%	12.34%	13.37%
Tier 1 Leverage	4.00%	N/A	4.00%	8.41%	8.75%	9.90%

Average total equity to average assets				10.97%	11.26%	10.73%
Tangible common equity ratio				8.72%	8.69%	9.55%

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

Table 28 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 28 -- Non-GAAP Measure
(Dollars in thousands)

	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Tangible common equity ratio:
Total shareholders' equity	$4,829,016	$4,709,438	$4,522,873	$4,432,109	$3,615,032
Less: Goodwill and intangible assets, net	1,172,411	1,172,564	1,177,573	1,184,112	480,800
Tangible common equity	3,656,605	3,536,874	3,345,300	3,247,997	3,134,232
Total assets	43,127,205	41,893,073	39,882,962	38,020,504	33,289,864
Less: Goodwill and intangible assets, net	1,172,411	1,172,564	1,177,573	1,184,112	480,800
Tangible assets	$41,954,794	$40,720,509	$38,705,389	$36,836,392	$32,809,064
Tangible common equity ratio	8.72%	8.69%	8.64%	8.82%	9.55%

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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve-month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest revenue variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 5 percent. The results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. Until such time as it becomes meaningful, we will instead report the effect of a 100 basis point decrease in interest rates.

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

Table 29 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		100 bp Decrease[1]
	September 30,		September 30,
	2019	2018	2019	2018
Anticipated impact over the next twelve months on net interest revenue	$(20,916)	$979	$(28,509)	$(36,275)
	(1.89)%	0.10%	(2.57)%	(3.65)%
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

Table 30 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	September 30,
	2019		2018
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$33,176	$(42,387)	$14,068	$(23,080)
MSR Hedge	(41,744)	39,600	(21,712)	19,921
Net Exposure	(8,568)	(2,787)	(7,644)	(3,159)

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

Table 31 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(84)	$(171)	$156	$(655)	$(97)	$(382)	$335	$(841)
Low[2]	528	293	596	(347)	528	330	2,077	699
High[3]	(411)	(478)	(101)	(1,025)	(664)	(1,343)	(1,015)	(2,447)
Period End	25	(164)	139	(601)	25	(164)	139	(601)

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

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

Table 32 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(1,244)	$1,361	$(897)	$(55)	$(1,800)	$1,820	$(1,329)	$714
Low[2]	2,939	3,065	2,041	3,447	2,939	5,378	2,041	4,423
High[3]	(3,359)	(4,747)	(4,005)	(3,463)	(5,153)	(4,747)	(4,534)	(3,463)
Period End	(1,719)	1,371	(2,116)	1,573	(1,719)	1,371	(2,116)	1,573

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest revenue	2019	2018	2019	2018
Loans	$286,694	$218,732	$859,898	$617,517
Residential mortgage loans held for sale	1,891	2,151	5,308	6,328
Trading securities	14,452	17,295	48,645	38,021
Investment securities	3,221	3,598	10,160	11,118
Available for sale securities	67,633	48,917	184,344	142,303
Fair value option securities	10,708	3,881	23,448	12,627
Restricted equity securities	7,558	5,232	20,419	15,757
Interest-bearing cash and cash equivalents	3,050	3,441	9,879	19,163
Total interest revenue	395,207	303,247	1,162,101	862,834
Interest expense
Deposits	46,917	24,535	127,517	63,717
Borrowed funds	65,381	35,804	180,595	93,860
Subordinated debentures	3,813	2,025	11,359	6,076
Total interest expense	116,111	62,364	319,471	163,653
Net interest revenue	279,096	240,883	842,630	699,181
Provision for credit losses	12,000	4,000	25,000	(1,000)
Net interest revenue after provision for credit losses	267,096	236,883	817,630	700,181
Other operating revenue
Brokerage and trading revenue	43,840	23,086	115,983	80,222
Transaction card revenue	22,015	21,396	64,668	63,361
Fiduciary and asset management revenue	43,621	57,514	132,004	141,038
Deposit service charges and fees	28,837	27,765	85,154	82,760
Mortgage banking revenue	30,180	23,536	82,145	75,907
Other revenue	17,626	12,900	42,825	39,781
Total fees and commissions	186,119	166,197	522,779	483,069
Other gains, net	4,544	2,754	11,000	6,040
Gain (loss) on derivatives, net	3,778	(2,847)	19,595	(11,589)
Gain (loss) on fair value option securities, net	4,597	(4,385)	24,115	(25,290)
Change in fair value of mortgage servicing rights	(12,593)	5,972	(62,814)	28,901
Gain (loss) on available for sale securities, net	5	250	1,110	(802)
Total other operating revenue	186,450	167,941	515,785	480,329
Other operating expense
Personnel	162,573	143,531	492,143	422,425
Business promotion	8,859	7,620	26,875	21,316
Charitable contributions to BOKF Foundation	—	—	1,000	—
Professional fees and services	12,312	13,209	41,453	38,387
Net occupancy and equipment	27,558	23,394	83,959	70,201
Insurance	4,220	6,232	15,513	19,070
Data processing and communications	31,915	31,665	93,099	87,221
Printing, postage and supplies	3,825	3,837	12,817	11,937
Net losses and operating expenses of repossessed assets	1,728	4,044	4,304	14,471
Amortization of intangible assets	5,064	1,603	15,393	4,289
Mortgage banking costs	14,975	11,741	36,426	34,780
Other expense	6,263	5,741	20,604	19,426
Total other operating expense	279,292	252,617	843,586	743,523
Net income before taxes	174,254	152,207	489,829	436,987
Federal and state income taxes	32,396	34,662	99,926	98,940
Net income	141,858	117,545	389,903	338,047
Net income (loss) attributable to non-controlling interests	(373)	289	(503)	857
Net income attributable to BOK Financial Corporation shareholders	$142,231	$117,256	$390,406	$337,190
Earnings per share:
Basic	$2.00	$1.79	$5.47	$5.15
Diluted	$2.00	$1.79	$5.47	$5.15
Average shares used in computation:
Basic	70,596,307	64,901,095	70,953,544	64,883,319
Diluted	70,609,924	64,934,351	70,968,845	64,919,728
Dividends declared per share	$0.50	$0.50	$1.50	$1.40

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$141,858	$117,545	$389,903	$338,047
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	46,285	(35,941)	274,441	(166,464)
Reclassification adjustments included in earnings:
Loss (gain) on available for sale securities, net	(5)	(250)	(1,110)	802
Other comprehensive income (loss) before income taxes	46,280	(36,191)	273,331	(165,662)
Federal and state income taxes	11,096	(9,134)	66,993	(42,183)
Other comprehensive income (loss), net of income taxes	35,184	(27,057)	206,338	(123,479)
Comprehensive income	177,042	90,488	596,241	214,568
Comprehensive income (loss) attributable to non-controlling interests	(373)	289	(503)	857
Comprehensive income attributable to BOK Financial Corp. shareholders	$177,415	$90,199	$596,744	$213,711

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	Sept. 30, 2019	Dec. 31, 2018
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$761,130	$741,749
Interest-bearing cash and cash equivalents	465,458	401,675
Trading securities	1,675,212	1,956,923
Investment securities (fair value: September 30, 2019 – $324,021; December 31, 2018 – $367,298)	304,224	355,187
Available for sale securities	11,024,551	8,857,120
Fair value option securities	1,816,398	283,235
Restricted equity securities	479,018	344,447
Residential mortgage loans held for sale	282,487	149,221
Loans	22,285,367	21,656,730
Allowance for loan losses	(204,432)	(207,457)
Loans, net of allowance	22,080,935	21,449,273
Premises and equipment, net	516,597	330,033
Receivables	219,420	204,960
Goodwill	1,048,091	1,049,263
Intangible assets, net	124,320	134,849
Mortgage servicing rights	193,661	259,254
Real estate and other repossessed assets, net of allowance (September 30, 2019 – $11,278; December 31, 2018 – $13,665)	21,026	17,487
Derivative contracts, net	352,019	320,929
Cash surrender value of bank-owned life insurance	387,035	381,608
Receivable on unsettled securities sales	904,630	336,400
Other assets	470,993	446,891
Total assets	$43,127,205	$38,020,504

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$9,844,397	$10,414,592
Interest-bearing deposits:
Transaction	13,521,545	12,206,576
Savings	557,593	529,215
Time	2,243,541	2,113,380
Total deposits	26,167,076	25,263,763
Funds purchased and repurchase agreements	3,413,051	1,018,411
Other borrowings	6,822,334	6,124,390
Subordinated debentures	275,909	275,913
Accrued interest, taxes and expense	218,775	192,826
Derivative contracts, net	336,791	362,306
Due on unsettled securities purchases	703,448	156,370
Other liabilities	352,156	183,480
Total liabilities	38,289,540	33,577,459
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2019 – 75,757,009; December 31, 2018 – 75,711,492)	5	5
Capital surplus	1,346,730	1,334,030
Retained earnings	3,655,590	3,369,654
Treasury stock (shares at cost: September 30, 2019 – 4,898,999; December 31, 2018 – 3,588,560)	(307,062)	(198,995)
Accumulated other comprehensive gain (loss)	133,753	(72,585)
Total shareholders’ equity	4,829,016	4,432,109
Non-controlling interests	8,649	10,936
Total equity	4,837,665	4,443,045
Total liabilities and equity	$43,127,205	$38,020,504

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, June 30, 2019	75,756	$5	$1,343,082	$3,548,907	4,562	$(281,125)	$98,569	$4,709,438	$9,037	$4,718,475
Net income (loss)	—	—	—	142,231	—	—	—	142,231	(373)	141,858
Other comprehensive income	—	—	—	—	—	—	35,184	35,184	—	35,184
Repurchase of common stock	—	—	—	—	337	(25,937)	—	(25,937)	—	(25,937)
Share-based compensation plans:	—	—	—	—	—	—	—	—	—	—
Stock options exercised	3	—	177	—	—	—	—	177	—	177
Non-vested shares awarded, net	(2)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	3,471	—	—	—	—	3,471	—	3,471
Cash dividends on common stock	—	—	—	(35,548)	—	—	—	(35,548)	—	(35,548)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(15)	(15)
Balance, September 30, 2019	75,757	$5	$1,346,730	$3,655,590	4,899	$(307,062)	$133,753	$4,829,016	$8,649	$4,837,665

Balance, December 31, 2018	75,711	$5	$1,334,030	$3,369,654	3,589	$(198,995)	$(72,585)	$4,432,109	$10,936	$4,443,045
Transition adjustment - Leasing standard	—	—	—	2,862	—	—	—	2,862	—	2,862
Balance, January 1, 2019, Adjusted	75,711	5	1,334,030	3,372,516	3,589	(198,995)	(72,585)	4,434,971	10,936	4,445,907
Net income (loss)	—	—	—	390,406	—	—	—	390,406	(503)	389,903
Other comprehensive income	—	—	—	—	—	—	206,338	206,338	—	206,338
Repurchase of common stock	—	—	—	—	1,292	(106,639)	—	(106,639)	—	(106,639)
Share-based compensation plans:	—	—	—	—	—	—	—	—	—	—
Stock options exercised	21	—	1,080	—	—	—	—	1,080	—	1,080
Non-vested shares awarded, net	25	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	18	(1,428)	—	(1,428)	—	(1,428)
Share-based compensation	—	—	11,620	—	—	—	—	11,620	—	11,620
Cash dividends on common stock	—	—	—	(107,332)	—	—	—	(107,332)	—	(107,332)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,784)	(1,784)
Balance, September 30, 2019	75,757	$5	$1,346,730	$3,655,590	4,899	$(307,062)	$133,753	$4,829,016	$8,649	$4,837,665

Balance, June 30, 2018	75,314	$4	$1,040,202	$3,212,653	9,874	$(564,123)	$(135,305)	$3,553,431	$22,614	$3,576,045
Net income (loss)	—	—	—	117,256	—	—	—	117,256	289	117,545
Other comprehensive income	—	—	—	—	—	—	(27,057)	(27,057)	—	(27,057)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Share-based compensation plans:	—	—	—	—	—	—	—	—	—	—
Stock options exercised	3	—	134	—	—	—	—	134	—	134
Non-vested shares awarded, net	(8)	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	4,094	—	—	—	—	4,094	—	4,094
Cash dividends on common stock	—	—	—	(32,826)	—	—	—	(32,826)	—	(32,826)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(12,175)	(12,175)
Balance, September 30, 2018	75,309	$4	$1,044,430	$3,297,083	9,874	$(564,123)	$(162,362)	$3,615,032	$10,728	$3,625,760

Balance, December 31, 2017	75,148	$4	$1,035,895	$3,048,487	9,753	$(552,845)	$(36,174)	$3,495,367	$22,967	$3,518,334
Transition adjustment of net unrealized gains on equity securities	—	—	—	2,709	—	—	(2,709)	—	—	—
Balance, December 31, 2017, Adjusted	75,148	4	1,035,895	3,051,196	9,753	(552,845)	(38,883)	3,495,367	22,967	3,518,334
Net income (loss)	—	—	—	337,190	—	—	—	337,190	857	338,047
Other comprehensive income	—	—	—	—	—	—	(123,479)	(123,479)	—	(123,479)
Repurchase of common stock	—	—	—	—	90	(8,408)	—	(8,408)	—	(8,408)
Share-based compensation plans:	—	—	—	—	—	—	—	—	—	—
Stock options exercised	49	—	2,560	—	—	—	—	2,560	—	2,560
Non-vested shares awarded, net	112	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	31	(2,870)	—	(2,870)	—	(2,870)
Share-based compensation	—	—	5,975	—	—	—	—	5,975	—	5,975
Cash dividends on common stock	—	—	—	(91,303)	—	—	—	(91,303)	—	(91,303)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(13,096)	(13,096)
Balance, September 30, 2018	75,309	$4	$1,044,430	$3,297,083	9,874	$(564,123)	$(162,362)	$3,615,032	$10,728	$3,625,760

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$389,903	$338,047
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	25,000	(1,000)
Change in fair value of mortgage servicing rights due to market changes	62,814	(28,901)
Change in the fair value of mortgage servicing rights due to principal payments	27,600	25,783
Net unrealized losses (gains) from derivative contracts	(25,306)	3,309
Share-based compensation	11,620	5,975
Depreciation and amortization	69,762	41,999
Net amortization of discounts and premiums	(16,648)	19,001
Net losses (gains) on financial instruments and other losses (gains), net	(2,656)	5,581
Net gain on mortgage loans held for sale	(25,803)	(26,242)
Mortgage loans originated for sale	(2,170,287)	(2,093,860)
Proceeds from sale of mortgage loans held for sale	2,070,572	2,165,989
Capitalized mortgage servicing rights	(24,821)	(28,688)
Change in trading and fair value option securities	(1,251,759)	(848,409)
Change in receivables	(613,872)	(249,347)
Change in other assets	12,981	(15,157)
Change in accrued interest, taxes and expense	(15,600)	66,697
Change in other liabilities	419,982	229,815
Net cash used in operating activities	(1,056,518)	(389,408)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	49,621	89,099
Proceeds from maturities or redemptions of available for sale securities	1,267,190	1,208,373
Purchases of investment securities	—	(4,218)
Purchases of available for sale securities	(3,802,635)	(1,404,291)
Proceeds from sales of available for sale securities	628,385	232,826
Change in amount receivable on unsettled available for sale securities transactions	29,010	67,775
Loans originated, net of principal collected	(590,196)	(1,187,762)
Net payments on derivative asset contracts	40,922	(39,485)
Acquisitions, net of cash acquired	—	(13,870)
Proceeds from disposition of assets	127,476	265,786
Purchases of assets	(308,630)	(250,447)
Net cash used in investing activities	(2,558,857)	(1,036,214)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	773,152	(406,446)
Net change in time deposits	129,980	(22,570)
Net change in other borrowed funds	3,027,298	1,035,549
Net proceeds on derivative liability contracts	(43,932)	42,883
Net change in derivative margin accounts	(85,468)	(46,390)
Change in amount due on unsettled available for sale securities transactions	111,828	(148,190)
Issuance of common and treasury stock, net	(348)	(310)
Repurchase of common stock	(106,639)	(8,408)
Dividends paid	(107,332)	(91,303)
Net cash provided by financing activities	3,698,539	354,815
Net increase (decrease) in cash and cash equivalents	83,164	(1,070,807)
Cash and cash equivalents at beginning of period	1,143,424	2,317,054
Cash and cash equivalents at end of period	$1,226,588	$1,246,247

Supplemental Cash Flow Information:
Cash paid for interest	$316,481	$163,381
Cash paid for taxes	$77,912	$77,373
Net loans and bank premises transferred to repossessed real estate and other assets	$8,489	$9,513
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$65,286	$70,814
Conveyance of other real estate owned guaranteed by U.S. government agencies	$22,449	$32,206
Right-of-use assets obtained in exchange for operating lease liabilities	$58,766	$—
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

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally BOKF, NA (“the Bank”), BOK Financial Securities, Inc., and BOK Financial Private Wealth, Inc. Operating divisions of the Bank include Bank of Albuquerque, Bank of Oklahoma, Bank of Texas, BOK Financial in Arizona, Arkansas, Colorado and Kansas/Missouri, BOK Financial Mortgage and the TransFund electronic funds network.

Certain reclassifications have been made to conform to the current period presentation.

The financial information should be read in conjunction with BOK Financial’s 2018 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2018 have been derived from the audited financial statements included in BOK Financial’s 2018 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

The company has established a CECL implementation team to evaluate the impact to the Company’s financial statements. The CECL implementation team, overseen by the Chief Credit Officer, Chief Financial Officer and Chief Risk Officer, has developed a project plan that incorporates input from various departments within the bank including Credit, Financial Reporting, Risk and Information Technology among others. The Audit Committee and Credit Committee of the Board of Directors is periodically updated on project progress. In the second half of 2019, the implementation team is focused on design and operation of internal controls over the expected credit losses estimate and formalizing governance and approval processes. This includes finalizing model validation, refinement of model assumptions and qualitative framework, as well as drafting policies, reporting, and disclosures. These activities support our parallel runs and related results. The Company will adopt the standard on January 1, 2020 through a cumulative-effect adjustment to retained earnings.

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

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$63,334	$23	$63,765	$254
Residential agency mortgage-backed securities	1,480,458	3,851	1,791,584	9,966
Municipal and other tax-exempt securities	44,105	(99)	34,507	(1)
Asset-backed securities	36,928	50	42,656	685
Other debt securities	50,387	116	24,411	65
Total trading securities	$1,675,212	$3,941	$1,956,923	$10,969

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	September 30, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$104,418	$107,647	$3,247	$(18)
Residential agency mortgage-backed securities	11,125	11,650	528	(3)
Other debt securities	188,681	204,724	16,457	(414)
Total investment securities	$304,224	$324,021	$20,232	$(435)

	December 31, 2018
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$137,296	$138,562	$1,858	$(592)
Residential agency mortgage-backed securities	12,612	12,770	293	(135)
Other debt securities	205,279	215,966	12,257	(1,570)
Total investment securities	$355,187	$367,298	$14,408	$(2,297)

The amortized cost and fair values of investment securities at September 30, 2019, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$42,266	$93,139	$145,046	$12,648	$293,099	5.16
Fair value	42,426	96,704	160,698	12,543	312,371
Residential mortgage-backed securities:
Amortized cost					$11,125	[2]
Fair value					11,650
Total investment securities:
Amortized cost					$304,224
Fair value					324,021

[1]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[2]	The average expected lives of residential mortgage-backed securities were 4.5 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	September 30, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	18	$10,302	$3	$2,213	$15	$12,515	$18
Residential agency mortgage-backed securities	1	2,318	3	—	—	2,318	3
Other debt securities	18	275	1	10,897	413	11,172	414
Total investment securities	37	$12,895	$7	$13,110	$428	$26,005	$435

	December 31, 2018
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	72	$18,255	$69	$66,141	$523	$84,396	$592
Residential agency mortgage-backed securities	2	—	—	5,633	135	5,633	135
Other debt securities	72	13,372	64	23,028	1,506	36,400	1,570
Total investment securities	146	$31,627	$133	$94,802	$2,164	$126,429	$2,297

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	September 30, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$2,294	$2,296	$2	$—
Municipal and other tax-exempt	1,772	1,848	76	—
Mortgage-backed securities:
Residential agency	7,636,923	7,740,461	114,646	(11,108)
Residential non-agency	28,814	44,803	15,989	—
Commercial agency	3,176,188	3,234,671	61,003	(2,520)
Other debt securities	500	472	—	(28)
Total available for sale securities	$10,846,491	$11,024,551	$191,716	$(13,656)

	December 31, 2018
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$496	$493	$—	$(3)
Municipal and other tax-exempt	2,782	2,864	82	—
Mortgage-backed securities:
Residential agency	5,886,323	5,804,708	16,149	(97,764)
Residential non-agency	40,948	59,736	18,788	—
Commercial agency	2,986,297	2,953,889	7,955	(40,363)
Other debt securities	35,545	35,430	12	(127)
Total available for sale securities	$8,952,391	$8,857,120	$42,986	$(138,257)

The amortized cost and fair values of available for sale securities at September 30, 2019, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$35,845	$1,069,415	$1,476,121	$599,373	$3,180,754	8.29
Fair value	35,806	1,081,571	1,512,308	609,602	3,239,287
Residential mortgage-backed securities:
Amortized cost					$7,665,737	[2]
Fair value					7,785,264
Total available-for-sale securities:
Amortized cost					$10,846,491
Fair value					11,024,551

[1]	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

[2]	The average expected lives of residential mortgage-backed securities were 4.0 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds	$261,028	$45,293	$628,385	$232,826
Gross realized gains	989	250	7,316	700
Gross realized losses	(984)	—	(6,206)	(1,502)
Related federal and state income tax expense (benefit)	1	64	282	(204)

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $10.8 billion at September 30, 2019 and $9.1 billion at December 31, 2018. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(in thousands)

	September 30, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
Residential agency	108	931,248	3,260	753,448	7,848	1,684,696	11,108
Commercial agency	57	449,798	1,612	224,409	908	674,207	2,520
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	166	$1,381,046	$4,872	$978,329	$8,784	$2,359,375	$13,656

	December 31, 2018
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$493	$3	$493	$3
Mortgage-backed securities:
Residential agency	289	510,824	1,158	3,641,370	96,606	4,152,194	97,764
Commercial agency	197	179,258	394	1,969,504	39,969	2,148,762	40,363
Other debt securities	3	9,982	63	20,436	64	30,418	127
Total available for sale securities	490	$700,064	$1,615	$5,631,803	$136,642	$6,331,867	$138,257

Based on evaluations of impaired securities as of September 30, 2019, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	September 30, 2019		December 31, 2018
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Treasury	$552,536	$927	$—	$—
Residential agency mortgage-backed securities	1,263,862	18,588	283,235	2,766
Total	$1,816,398	$19,515	$283,235	$2,766

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

Customer Risk Management Programs

BOK Financial offers programs to permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, interest rates and foreign exchange rates with derivative contracts. Customers may also manage interest rate risk through interest rate swaps used by borrowers to modify interest rate terms of their loans. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize the risk of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in Other operating revenue – Brokerage and trading revenue in the Consolidated Statements of Earnings.

Trading

BOK Financial may offer derivative instruments such as to-be-announced securities to mortgage banking customers to hedge their loan production or to mitigate the Company's market risk of holding trading securities. Changes in the fair value of derivative instruments for trading purposes or used to mitigate the market risk of holding trading securities are included in Other operating revenue – Brokerage and trading revenue.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at September 30, 2019 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
Interest rate swaps	2,399,788	67,157	(240)	66,917	(277)	66,640
Energy contracts	1,980,406	183,204	(59,139)	124,065	(66,149)	57,916
Agricultural contracts	15,538	470	(302)	168	—	168
Foreign exchange contracts	209,515	206,914	—	206,914	—	206,914
Equity option contracts	82,860	3,114	—	3,114	(660)	2,454
Total customer risk management programs	4,688,107	460,859	(59,681)	401,178	(67,086)	334,092
Trading	73,658,685	205,188	(193,306)	11,882	—	11,882
Internal risk management programs	433,804	9,037	(2,992)	6,045	—	6,045
Total derivative contracts	$78,780,596	$675,084	$(255,979)	$419,105	$(67,086)	$352,019

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
Interest rate swaps	2,399,788	67,296	(240)	67,056	(61,563)	5,493
Energy contracts	1,936,369	175,613	(59,139)	116,474	(784)	115,690
Agricultural contracts	15,547	451	(302)	149	—	149
Foreign exchange contracts	200,347	197,807	—	197,807	(433)	197,374
Equity option contracts	82,860	3,114	—	3,114	—	3,114
Total customer risk management programs	4,634,911	444,281	(59,681)	384,600	(62,780)	321,820
Trading	75,247,769	207,542	(193,306)	14,236	—	14,236
Internal risk management programs	483,370	5,435	(2,992)	2,443	(1,708)	735
Total derivative contracts	$80,366,050	$657,258	$(255,979)	$401,279	$(64,488)	$336,791

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2018 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$10,671,151	$92,231	$(26,787)	$65,444	$—	$65,444
Interest rate swaps	1,924,131	36,112	(6,688)	29,424	(7,934)	21,490
Energy contracts	1,472,209	206,418	(60,983)	145,435	(106,752)	38,683
Agricultural contracts	21,210	842	(201)	641	—	641
Foreign exchange contracts	184,990	183,759	—	183,759	—	183,759
Equity option contracts	89,085	2,021	—	2,021	(648)	1,373
Total customer risk management programs	14,362,776	521,383	(94,659)	426,724	(115,334)	311,390
Trading	15,356,909	45,346	(39,521)	5,825	—	5,825
Internal risk management programs	553,079	5,064	(1,350)	3,714	—	3,714
Total derivative contracts	$30,272,764	$571,793	$(135,530)	$436,263	$(115,334)	$320,929

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$10,558,151	$90,388	$(26,787)	$63,601	$(63,596)	$5
Interest rate swaps	1,924,131	36,288	(6,688)	29,600	(4,110)	25,490
Energy contracts	1,434,247	202,494	(60,983)	141,511	(1,490)	140,021
Agricultural contracts	21,214	812	(201)	611	—	611
Foreign exchange contracts	177,423	175,922	—	175,922	—	175,922
Equity option contracts	89,085	2,021	—	2,021	—	2,021
Total customer risk management programs	14,204,251	507,925	(94,659)	413,266	(69,196)	344,070
Trading	19,374,294	56,983	(39,521)	17,462	—	17,462
Internal risk management programs	260,348	9,439	(1,350)	8,089	(7,315)	774
Total derivative contracts	$33,838,893	$574,347	$(135,530)	$438,817	$(76,511)	$362,306

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	September 30, 2019		September 30, 2018
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$1,667	$—	$7,272	$—
Interest rate swaps	1,252	—	618	—
Energy contracts	1,611	—	541	—
Agricultural contracts	16	—	6	—
Foreign exchange contracts	138	—	78	—
Equity option contracts	—	—	—	—
Total customer risk management programs	4,684	—	8,515	—
Trading	3,630	—	6,124	—
Internal risk management programs	—	3,778	—	(2,847)
Total derivative contracts	$8,314	$3,778	$14,639	$(2,847)

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$9,579	$—	$21,677	$—
Interest rate swaps	2,787	—	2,057	—
Energy contracts	3,923	—	5,097	—
Agricultural contracts	24	—	36	—
Foreign exchange contracts	392	—	350	—
Equity option contracts	—	—	—	—
Total customer risk management programs	16,705	—	29,217	—
Trading	4,365	—	3,260	—
Internal risk management programs	—	19,595	—	(11,589)
Total derivative contracts	$21,070	$19,595	$32,477	$(11,589)

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	September 30, 2019				December 31, 2018
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,184,237	$11,128,682	$111,706	$14,424,625	$2,251,188	$11,285,049	$99,841	$13,636,078
Commercial real estate	1,070,050	3,532,822	23,185	4,626,057	1,477,274	3,265,918	21,621	4,764,813
Residential mortgage	1,690,286	389,713	37,304	2,117,303	1,830,224	358,254	41,555	2,230,033
Personal	191,827	925,284	271	1,117,382	190,687	834,889	230	1,025,806
Total	$6,136,400	$15,976,501	$172,466	$22,285,367	$5,749,373	$15,744,110	$163,247	$21,656,730
Accruing loans past due (90 days)[1]				$1,541				$1,338

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2019, outstanding commitments totaled $11 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At September 30, 2019, outstanding standby letters of credit totaled $713 million.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances based on general economic conditions, risk concentration and related factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses and the accrual for off-balance sheet credit losses for the three and nine months ended September 30, 2019.

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

General allowances for unimpaired loans are based on estimated loss rates by loan class. The gross loss rate for each loan class is determined by the greater of the current gross loss rate based on the most recent twelve months or a long-term gross loss rate. Recoveries are not directly considered in the estimation of loss rates. Recoveries generally do not follow predictable patterns and are not received until well after the charge-off date as a result of protracted legal actions. For risk graded loans, gross loss rates are adjusted for changes in risk grading. For each loan class, the current weighted average risk grade is compared to the long-term average risk grade. This comparison determines whether credit risk in each loan class is increasing or decreasing. Loss rates are adjusted upward or downward in proportion to changes in average risk grading. General allowances for unimpaired loans also consider inherent risks identified for each loan class. Inherent risks consider loss rates that most appropriately represent the current credit cycle and other factors attributable to specific loan classes which have not yet been represented in the gross loss rates or risk grading. These factors include changes in commodity prices or engineering imprecision, which may affect the value of reserves that secure our energy loan portfolio, construction risk that may affect commercial real estate loans, changes in regulations and public policy that may disproportionately impact health care loans and changes in loan products.

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

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended September 30, 2019 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$106,397	$54,188	$15,724	$9,388	$16,837	$202,534
Provision for loan losses	9,861	102	(253)	1,911	918	12,539
Loans charged off	(9,875)	—	(56)	(1,776)	—	(11,707)
Recoveries	260	60	119	627	—	1,066
Ending balance	$106,643	$54,350	$15,534	$10,150	$17,755	$204,432
Allowance for off-balance sheet credit losses:
Beginning balance	$1,742	$116	$44	$1	$—	$1,903
Provision for off-balance sheet credit losses	(536)	(3)	—	—	—	(539)
Ending balance	$1,206	$113	$44	$1	$—	$1,364

Total provision for credit losses	$9,325	$99	$(253)	$1,911	$918	$12,000

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the nine months ended September 30, 2019 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$102,226	$60,026	$17,964	$9,473	$17,768	$207,457
Provision for loan losses	34,740	(10,075)	(2,660)	3,434	(13)	25,426
Loans charged off	(31,728)	(118)	(192)	(4,671)	—	(36,709)
Recoveries	1,405	4,517	422	1,914	—	8,258
Ending balance	$106,643	$54,350	$15,534	$10,150	$17,755	$204,432
Allowance for off-balance sheet credit losses:
Beginning balance	$1,655	$52	$52	$31	$—	$1,790
Provision for off-balance sheet credit losses	(449)	61	(8)	(30)	—	(426)
Ending balance	$1,206	$113	$44	$1	$—	$1,364

Total provision for credit losses	$34,291	$(10,014)	$(2,668)	$3,404	$(13)	$25,000

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended September 30, 2018 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$113,722	$58,758	$18,544	$8,646	$15,472	$215,142
Provision for loan losses	(1,285)	1,391	1	883	3,418	4,408
Loans charged off	(9,602)	—	(91)	(1,380)	—	(11,073)
Recoveries	1,263	40	229	560	—	2,092
Ending balance	$104,098	$60,189	$18,683	$8,709	$18,890	$210,569
Allowance for off-balance sheet credit losses:
Beginning balance	2,361	17	53	2	—	$2,433
Provision for off-balance sheet credit losses	(424)	19	(3)	—	—	(408)
Ending balance	$1,937	$36	$50	$2	$—	$2,025

Total provision for credit losses	$(1,709)	$1,410	$(2)	$883	$3,418	$4,000

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at September 30, 2019 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,312,919	$99,110	$111,706	$7,533	$14,424,625	$106,643
Commercial real estate	4,602,872	54,350	23,185	—	4,626,057	54,350
Residential mortgage	2,079,999	15,534	37,304	—	2,117,303	15,534
Personal	1,117,111	10,150	271	—	1,117,382	10,150
Total	22,112,901	179,144	172,466	7,533	22,285,367	186,677

Nonspecific allowance	—	—	—	—	—	17,755

Total	$22,112,901	$179,144	$172,466	$7,533	$22,285,367	$204,432

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at September 30, 2019 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,396,278	$105,714	$28,347	$929	$14,424,625	$106,643
Commercial real estate	4,626,057	54,350	—	—	4,626,057	54,350
Residential mortgage	283,297	3,375	1,834,006	12,159	2,117,303	15,534
Personal	1,032,522	7,836	84,860	2,314	1,117,382	10,150
Total	20,338,154	171,275	1,947,213	15,402	22,285,367	186,677

Nonspecific allowance	—	—	—	—	—	17,755

Total	$20,338,154	$171,275	$1,947,213	$15,402	$22,285,367	$204,432

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

The following table summarizes the Company’s loan portfolio at September 30, 2019 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$3,927,285	$60,405	$37,685	$88,894	$—	$—	$4,114,269
Services	3,185,367	38,118	36,645	6,119	—	—	3,266,249
Wholesale/retail	1,829,614	9,757	7,742	1,504	—	—	1,848,617
Manufacturing	652,804	24,229	12,634	8,741	—	—	698,408
Healthcare	2,984,306	25,205	17,479	5,978	—	—	3,032,968
Public finance	744,840	—	—	—	—	—	744,840
Other commercial and industrial	671,819	2,053	16,632	423	28,300	47	719,274
Total commercial	13,996,035	159,767	128,817	111,659	28,300	47	14,424,625

Commercial real estate:
Residential construction and land development	135,011	—	—	350	—	—	135,361
Retail	765,708	12,067	1,262	20,132	—	—	799,169
Office	1,007,136	5,203	1,081	855	—	—	1,014,275
Multifamily	1,316,856	1,196	6,501	286	—	—	1,324,839
Industrial	872,627	—	—	909	—	—	873,536
Other commercial real estate	474,465	784	2,975	653	—	—	478,877
Total commercial real estate	4,571,803	19,250	11,819	23,185	—	—	4,626,057

Residential mortgage:
Permanent mortgage	280,243	326	2,191	537	763,535	19,628	1,066,460
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	185,432	6,332	191,764
Home equity	—	—	—	—	848,272	10,807	859,079
Total residential mortgage	280,243	326	2,191	537	1,797,239	36,767	2,117,303

Personal	1,032,381	46	33	63	84,651	208	1,117,382

Total	$19,880,462	$179,389	$142,860	$135,444	$1,910,190	$37,022	$22,285,367

The following table summarizes the Company’s loan portfolio at December 31, 2018 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$3,414,039	$42,176	$86,624	$47,494	$—	$—	$3,590,333
Services	3,167,203	49,761	32,661	8,567	—	—	3,258,192
Wholesale/retail	1,593,902	18,809	7,131	1,316	—	—	1,621,158
Manufacturing	668,438	30,934	22,230	8,919	—	—	730,521
Healthcare	2,730,121	14,920	37,698	16,538	—	—	2,799,277
Public finance	804,550	—	—	—	—	—	804,550
Other commercial and industrial	756,815	1,266	7,588	16,954	49,371	53	832,047
Total commercial	13,135,068	157,866	193,932	99,788	49,371	53	13,636,078

Commercial real estate:
Residential construction and land development	148,234	—	—	350	—	—	148,584
Retail	885,588	11,926	1,289	20,279	—	—	919,082
Office	1,059,334	10,532	3,054	—	—	—	1,072,920
Multifamily	1,287,471	281	12	301	—	—	1,288,065
Industrial	776,898	—	1,208	—	—	—	778,106
Other commercial real estate	555,301	1,188	876	691	—	—	558,056
Total commercial real estate	4,712,826	23,927	6,439	21,621	—	—	4,764,813

Residential mortgage:
Permanent mortgage	269,678	52	9,730	1,991	819,199	21,960	1,122,610
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	183,734	7,132	190,866
Home equity	223,298	—	296	—	682,491	10,472	916,557
Total residential mortgage	492,976	52	10,026	1,991	1,685,424	39,564	2,230,033

Personal	944,256	115	4,443	76	76,762	154	1,025,806

Total	$19,285,126	$181,960	$214,840	$123,476	$1,811,557	$39,771	$21,656,730

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This generally includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

A summary of impaired loans at September 30, 2019 follows (in thousands):

	As of					For the		For the
	September 30, 2019					Three Months Ended		Nine Months Ended
		Recorded Investment				September 30, 2019		September 30, 2019
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$139,897	$88,894	$62,981	$25,913	$7,176	$80,263	$—	$67,705	$—
Services	9,390	6,119	6,093	26	26	8,103	—	5,172	—
Wholesale/retail	1,718	1,504	1,243	261	101	1,447	—	1,087	—
Manufacturing[1]	9,153	8,741	8,511	230	230	8,677	—	8,448	—
Healthcare	17,786	5,978	5,978	—	—	11,063	—	8,547	—
Public finance	—	—	—	—	—	—	—	—	—
Other commercial and industrial	8,261	470	470	—	—	7,998	—	8,585	—
Total commercial	186,205	111,706	85,276	26,430	7,533	117,551	—	99,544	—

Commercial real estate:
Residential construction and land development	1,306	350	350	—	—	350	—	350	—
Retail	20,516	20,132	20,132	—	—	20,094	—	20,206	—
Office	855	855	855	—	—	855	—	427	—
Multifamily	286	286	286	—	—	281	—	294	—
Industrial	909	909	909	—	—	454	—	454	—
Other commercial real estate	813	653	653	—	—	393	—	672	—
Total commercial real estate	24,685	23,185	23,185	—	—	22,427	—	22,403	—

Residential mortgage:
Permanent mortgage	24,639	20,165	20,165	—	—	20,984	280	22,058	894
Permanent mortgage guaranteed by U.S. government agencies[2]	197,847	191,764	191,764	—	—	196,310	2,020	194,751	5,863
Home equity	12,621	10,807	10,807	—	—	10,369	—	10,639	—
Total residential mortgage	235,107	222,736	222,736	—	—	227,663	2,300	227,448	6,757

Personal	338	271	271	—	—	254	—	251	—

Total	$446,335	$357,898	$331,468	$26,430	$7,533	$367,895	$2,300	$349,646	$6,757

[1]
Impaired manufacturing sector loans included $4.7 million of loans from an affiliated entity, with no allowance as the fair value of the collateral exceeded the outstanding principal balance at September 30, 2019.

2 All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At September 30, 2019, the majority were accruing based on the guarantee by U.S. government agencies.

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

Troubled Debt Restructurings

At September 30, 2019 the Company had $145 million in troubled debt restructurings (TDRs), of which $93 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $70 million of TDRs were performing in accordance with the modified terms.

At December 31, 2018, the Company had $166 million in TDRs, of which $86 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $71 million of TDRs were performing in accordance with the modified terms.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the three and nine months ended September 30, 2019, $6.2 million and $40 million of loans were restructured. During the three and nine months ended September 30, 2018, $31 million and $76 million of loans were restructured.

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of September 30, 2019 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$4,025,375	$—	$—	$—	$88,894	$4,114,269
Services	3,249,994	7,305	2,096	735	6,119	3,266,249
Wholesale/retail	1,844,203	2,910	—	—	1,504	1,848,617
Manufacturing	687,358	2,309	—	—	8,741	698,408
Healthcare	3,026,838	94	2	56	5,978	3,032,968
Public finance	744,840	—	—	—	—	744,840
Other commercial and industrial	718,419	337	48	—	470	719,274
Total commercial	14,297,027	12,955	2,146	791	111,706	14,424,625

Commercial real estate:
Residential construction and land development	134,947	—	—	64	350	135,361
Retail	779,037	—	—	—	20,132	799,169
Office	1,013,420	—	—	—	855	1,014,275
Multifamily	1,318,148	6,405	—	—	286	1,324,839
Industrial	872,627	—	—	—	909	873,536
Other commercial real estate	477,126	335	106	657	653	478,877
Total commercial real estate	4,595,305	6,740	106	721	23,185	4,626,057

Residential mortgage:
Permanent mortgage	1,036,793	6,097	3,405	—	20,165	1,066,460
Permanent mortgages guaranteed by U.S. government agencies	47,207	23,412	21,676	93,137	6,332	191,764
Home equity	845,616	2,282	374	—	10,807	859,079
Total residential mortgage	1,929,616	31,791	25,455	93,137	37,304	2,117,303

Personal	1,116,888	100	94	29	271	1,117,382

Total	$21,938,836	$51,586	$27,801	$94,678	$172,466	$22,285,367

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2018 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$3,542,839	$—	$—	$—	$47,494	$3,590,333
Services	3,237,578	6,009	6,038	—	8,567	3,258,192
Wholesale/retail	1,619,290	515	37	—	1,316	1,621,158
Manufacturing	721,204	392	6	—	8,919	730,521
Healthcare	2,781,944	241	—	554	16,538	2,799,277
Public finance	804,550	—	—	—	—	804,550
Other commercial and industrial	814,489	518	25	8	17,007	832,047
Total commercial	13,521,894	7,675	6,106	562	99,841	13,636,078

Commercial real estate:
Residential construction and land development	147,705	249	280	—	350	148,584
Retail	884,424	14,379	—	—	20,279	919,082
Office	1,072,920	—	—	—	—	1,072,920
Multifamily	1,287,483	281	—	—	301	1,288,065
Industrial	776,898	1,208	—	—	—	778,106
Other commercial real estate	556,239	412	—	714	691	558,056
Total commercial real estate	4,725,669	16,529	280	714	21,621	4,764,813

Residential mortgage:
Permanent mortgage	1,095,097	3,196	366	—	23,951	1,122,610
Permanent mortgages guaranteed by U.S. government agencies	37,459	24,369	16,345	105,561	7,132	190,866
Home equity	904,572	1,102	352	59	10,472	916,557
Total residential mortgage	2,037,128	28,667	17,063	105,620	41,555	2,230,033

Personal	1,024,298	479	796	3	230	1,025,806

Total	$21,308,989	$53,350	$24,245	$106,899	$163,247	$21,656,730

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

At September 30, 2019, right-of-use assets were $180 million, the weighted-average remaining lease term was 11.0 years and the weighted average discount rate on operating leases was 3.2 percent. Operating lease costs recognized as occupancy and equipment expense were $7.1 million and $19.3 million for the three and nine months ended September 30, 2019. Operating cash flows from operating leases were $5.9 million and $17.3 million for the three and nine months ended September 30, 2019.

At September 30, 2019, un-discounted operating lease liabilities are scheduled to mature as follows: $7.0 million in 2019, $29.6 million in 2020, $27.4 million in 2021, $20.3 million in 2022, $18.6 million in 2023 and $136.3 million thereafter. Operating expense and short term lease costs total $3.3 million and $10.9 million for the three and nine months ended September 30, 2019.

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	September 30, 2019		December 31, 2018
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$269,610	$272,489	$145,057	$146,971
Residential mortgage loan commitments	379,377	10,111	160,848	5,378
Forward sales contracts	649,161	(113)	274,000	(3,128)
		$282,487		$149,221

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of September 30, 2019 or December 31, 2018. No credit losses were recognized on residential mortgage loans held for sale for the nine month period ended September 30, 2019 and 2018.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Production revenue:
Net realized gains on sale of mortgage loans	$8,971	$9,063	$24,838	$28,699
Net change in unrealized gain on mortgage loans held for sale	97	(2,135)	965	(2,457)
Net change in the fair value of mortgage loan commitments	514	(2,446)	4,733	(1,496)
Net change in the fair value of forward sales contracts	4,232	2,768	3,015	1,871
Total production revenue	13,814	7,250	33,551	26,617
Servicing revenue	16,366	16,286	48,594	49,290
Total mortgage banking revenue	$30,180	$23,536	$82,145	$75,907

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	September 30, 2019	December 31, 2018
Number of residential mortgage loans serviced for others	128,463	132,463
Outstanding principal balance of residential mortgage loans serviced for others	$21,046,136	$21,658,335
Weighted average interest rate	3.99%	3.99%
Remaining term (in months)	290	293

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning Balance	$208,308	$278,719	$259,254	$252,867
Additions, net	9,882	8,968	24,821	28,688
Change in fair value due to principal payments	(11,936)	(8,986)	(27,600)	(25,783)
Change in fair value due to market assumption changes	(12,593)	5,972	(62,814)	28,901
Ending Balance	$193,661	$284,673	$193,661	$284,673

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	September 30, 2019	December 31, 2018
Discount rate – risk-free rate plus a market premium	9.82%	9.90%
Prepayment rate - based upon loan interest rate, original term and loan type	8.31% - 17.22%	8.05% - 15.74%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$68 - $94	$67 - $93
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.51%	2.57%
Primary/secondary mortgage rate spread	102 bps	105 bps

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

On December 28, 2015, in an action brought by the SEC, the United States District Court for the District of New Jersey entered a judgment against the principals involved in issuing the bonds, precluding the principals from denying the alleged violations of the federal securities laws and requiring the principals to pay all outstanding principal, accrued interest, and other amounts required under the bond documents, less the value of the facilities securing repayment of the bonds), subject to oversight by a court appointed monitor (“Payment Plan”).

On September 7, 2016, BOKF, NA agreed, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and requiring BOKF, NA to disgorge
$1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty.

On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action on behalf of all holders of the bonds alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The New Jersey Federal District Action has been stayed until December 17, 2019. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The Tulsa County District Court Action is pending on BOKF, NA’s motion to dismiss. Four separate small groups of bondholders filed arbitration complaints with the Financial Institutions Regulatory Association respecting the bonds and other bonds for which BOKF, NA served as indenture trustee. BOKF, NA challenged the FINRA proceedings in the United States District Court of Nevada. On appeal, the United States Court of Appeals for the Ninth Circuit held BOKF, NA was not subject to FINRA jurisdiction. The four FINRA complaints were then dismissed.

On July 9, 2019, the New Jersey Federal District Court, upon motion of the SEC, terminated the Payment Plan except with respect to facilities then under contract to be sold. The SEC has announced its intention to seek judgment against the principal individual and his wife for the amount remaining on the bonds. As a result, management is no longer able to conclude that the individual principal and his wife will be successful in paying the obligations he has to pay the bonds in full. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the company is probable. No provision for losses has been made at this time. BOKF, NA estimates that upon sale of all facilities securing payment of the bonds, including those currently under contract and those not currently under contract, approximately $20 million will remain outstanding. BOKF, NA is unable at this time to assess whether the individual principal and his wife will have the financial capacity to pay in full the balance due on the bonds. If the individual principal and his wife do not have the financial ability to pay the bonds in full, a bondholder loss could become probable. Under all circumstances, the obligation of the principals to repay the bonds continues as an obligation not dischargeable in bankruptcy. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the company in the event a loss to the company becomes probable.

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

On March 7, 2017, a plaintiff filed a putative class action in the United States District Court for the Northern District of Texas alleging an extended overdraft fee charged by BOKF, NA is interest and exceeds permitted rates. On September 18, 2018, the District Court dismissed the Texas action and the plaintiff appealed the dismissal to the United States Court of Appeals for the Fifth Circuit which heard argument on October 8, 2019. On August 22, 2018, a plaintiff filed a second putative class action in the United States District Court for New Mexico making the same allegations as the Texas action. Management is advised by counsel that a loss is not probable in either the now dismissed Texas action or the New Mexico action and that the loss, if any, cannot be reasonably estimated.

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

At September 30, 2019, the Company has $245 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. This investment balance also includes $70 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(8) Shareholders' Equity

On October 29, 2019, the Company declared a quarterly cash dividend of $0.51 per common share payable on or about November 27, 2019 to shareholders of record as of November 12, 2019.

Dividends declared were $0.50 and $1.50 per share during the three and nine months ended September 30, 2019 and $0.50 and $1.40 per share during the three and nine months ended September 30, 2018.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, December 31, 2017	$(35,385)	$(789)	$(36,174)
Transition adjustment for net unrealized gains on equity securities	(2,709)	—	(2,709)
Net change in unrealized gain (loss)	(166,464)	—	(166,464)
Reclassification adjustments included in earnings:
Loss on available for sale securities, net	802	—	802
Other comprehensive loss, before income taxes	(165,662)	—	(165,662)
Federal and state income taxes[1]	(42,183)	—	(42,183)
Other comprehensive loss, net of income taxes	(123,479)	—	(123,479)
Balance, September 30, 2018	$(161,573)	$(789)	$(162,362)

Balance, December 31, 2018	$(70,999)	$(1,586)	$(72,585)
Net change in unrealized gain (loss)	274,441	—	274,441
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(1,110)	—	(1,110)
Other comprehensive income, before income taxes	273,331	—	273,331
Federal and state income taxes[1]	66,993	—	66,993
Other comprehensive income, net of income taxes	206,338	—	206,338
Balance, September 30, 2019	$135,339	$(1,586)	$133,753

[1]	Calculated using a 25 percent blended federal and state statutory tax rate.

(9) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$142,231	$117,256	$390,406	$337,190
Less: Earnings allocated to participating securities	875	963	2,553	2,940
Numerator for basic earnings per share – income available to common shareholders	141,356	116,293	387,853	334,250
Effect of reallocating undistributed earnings of participating securities	1	1	1	1
Numerator for diluted earnings per share – income available to common shareholders	$141,357	$116,294	$387,854	$334,251

Denominator:
Weighted average shares outstanding	71,033,405	65,438,849	71,425,855	65,455,306
Less: Participating securities included in weighted average shares outstanding	437,098	537,754	472,311	571,987
Denominator for basic earnings per common share	70,596,307	64,901,095	70,953,544	64,883,319
Dilutive effect of employee stock compensation plans[1]	13,617	33,256	15,301	36,409
Denominator for diluted earnings per common share	70,609,924	64,934,351	70,968,845	64,919,728

Basic earnings per share	$2.00	$1.79	$5.47	$5.15
Diluted earnings per share	$2.00	$1.79	$5.47	$5.15
[1] Excludes employee stock options with exercise prices greater than current market price.	—	—	—	—

(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2019 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$243,944	$27,580	$12,343	$(4,771)	$279,096
Net interest revenue (expense) from internal sources	(63,797)	20,882	10,723	32,192	—
Net interest revenue	180,147	48,462	23,066	27,421	279,096
Provision for credit losses	9,505	1,841	(42)	696	12,000
Net interest revenue after provision for credit losses	170,642	46,621	23,108	26,725	267,096
Other operating revenue	48,832	51,221	89,160	(2,763)	186,450
Other operating expense	68,685	59,699	71,619	79,289	279,292
Net direct contribution	150,789	38,143	40,649	(55,327)	174,254
Gain on financial instruments, net	28	8,339	—	(8,367)	—
Change in fair value of mortgage servicing rights	—	(12,593)	—	12,593	—
Gain on repossessed assets, net	802	214	—	(1,016)	—
Corporate expense allocations	12,613	11,776	9,416	(33,805)	—
Net income before taxes	139,006	22,327	31,233	(18,312)	174,254
Federal and state income taxes	37,433	5,687	8,027	(18,751)	32,396
Net income	101,573	16,640	23,206	439	141,858
Net income (loss) attributable to non-controlling interests	—	—	—	(373)	(373)
Net income attributable to BOK Financial Corp. shareholders	$101,573	$16,640	$23,206	$812	$142,231

Average assets	$23,973,067	$9,827,130	$10,392,988	$(611,075)	$43,582,110

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2019 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other[1]	BOK Financial Consolidated
Net interest revenue from external sources	$699,239	$75,353	$51,054	$16,984	$842,630
Net interest revenue (expense) from internal sources	(181,829)	76,925	27,213	77,691	—
Net interest revenue	517,410	152,278	78,267	94,675	842,630
Provision for credit losses	27,574	4,654	(209)	(7,019)	25,000
Net interest revenue after provision for credit losses	489,836	147,624	78,476	101,694	817,630
Other operating revenue	128,055	142,780	248,591	(3,641)	515,785
Other operating expense	181,809	171,214	202,579	287,984	843,586
Net direct contribution	436,082	119,190	124,488	(189,931)	489,829
Gain on financial instruments, net	67	43,416	—	(43,483)	—
Change in fair value of mortgage servicing rights	—	(62,814)	—	62,814	—
Gain on repossessed assets, net	455	409	—	(864)	—
Corporate expense allocations	34,146	35,369	26,943	(96,458)	—
Net income before taxes	402,458	64,832	97,545	(75,006)	489,829
Federal and state income taxes	107,807	16,513	25,076	(49,470)	99,926
Net income	294,651	48,319	72,469	(25,536)	389,903
Net income (loss) attributable to non-controlling interests	—	—	—	(503)	(503)
Net income attributable to BOK Financial Corp. shareholders	$294,651	$48,319	$72,469	$(25,033)	$390,406

Average assets	$22,288,129	$9,142,491	$9,861,021	$89,202	$41,380,843

[1]	CoBiz operations are included in Funds Management and Other for the first quarter of 2019 and subsequently allocated to the respective segments in the second quarter of 2019.

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2018 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$187,417	$20,005	$22,509	$10,952	$240,883
Net interest revenue (expense) from internal sources	(42,270)	19,039	6,267	16,964	—
Net interest revenue	145,147	39,044	28,776	27,916	240,883
Provision for credit losses	8,047	1,451	(84)	(5,414)	4,000
Net interest revenue after provision for credit losses	137,100	37,593	28,860	33,330	236,883
Other operating revenue	40,522	44,024	83,357	38	167,941
Other operating expense	51,039	58,482	62,256	80,840	252,617
Net direct contribution	126,583	23,135	49,961	(47,472)	152,207
Gain (loss) on financial instruments, net	(3)	(7,229)	7	7,225	—
Change in fair value of mortgage servicing rights	—	5,972	—	(5,972)	—
Gain (loss) on repossessed assets, net	(1,869)	(87)	—	1,956	—
Corporate expense allocations	9,124	11,037	11,127	(31,288)	—
Net income before taxes	115,587	10,754	38,841	(12,975)	152,207
Federal and state income taxes	30,623	2,739	9,975	(8,675)	34,662
Net income	84,964	8,015	28,866	(4,300)	117,545
Net income attributable to non-controlling interests	—	—	—	289	289
Net income (loss) attributable to BOK Financial Corp. shareholders	$84,964	$8,015	$28,866	$(4,589)	$117,256

Average assets	$18,499,979	$8,323,543	$8,498,363	$(1,626,068)	$33,695,817

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2018 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$529,958	$63,504	$56,990	$48,729	$699,181
Net interest revenue (expense) from internal sources	(107,715)	51,811	26,431	29,473	—
Net interest revenue	422,243	115,315	83,421	78,202	699,181
Provision for credit losses	18,781	3,890	(238)	(23,433)	(1,000)
Net interest revenue after provision for credit losses	403,462	111,425	83,659	101,635	700,181
Other operating revenue	123,245	135,291	228,766	(6,973)	480,329
Other operating expense	148,796	174,728	188,691	231,308	743,523
Net direct contribution	377,911	71,988	123,734	(136,646)	436,987
Gain (loss) on financial instruments, net	13	(36,901)	7	36,881	—
Change in fair value of mortgage servicing rights	—	28,901	—	(28,901)	—
Gain (loss) on repossessed assets, net	(6,102)	(21)	—	6,123	—
Corporate expense allocations	29,092	33,283	31,084	(93,459)	—
Net income before taxes	342,730	30,684	92,657	(29,084)	436,987
Federal and state income taxes	90,943	7,816	23,824	(23,643)	98,940
Net income	251,787	22,868	68,833	(5,441)	338,047
Net income attributable to non-controlling interests	—	—	—	857	857
Net income attributable to BOK Financial Corp. shareholders	$251,787	$22,868	$68,833	$(6,298)	$337,190

Average assets	$18,124,571	$8,381,205	$8,364,712	$(1,094,993)	$33,775,495

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2019.

	Commercial	Consumer	Wealth Management	Funds Management & Other[3]	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$24,091	$—	$24,091	$24,091	$—
Customer hedging revenue	2,283	—	1,810	591	4,684	4,684	—
Retail brokerage revenue	—	—	4,204	—	4,204	—	4,204
Insurance brokerage revenue	—	—	3,375	(513)	2,862	—	2,862
Investment banking revenue	4,408	—	3,590	1	7,999	3,762	4,237
Brokerage and trading revenue	6,691	—	37,070	79	43,840	32,537	11,303
TransFund EFT network revenue	18,465	1,020	(23)	2	19,464	—	19,464
Merchant services revenue	2,203	14	—	—	2,217	—	2,217
Corporate card revenue	328	—	6	—	334	—	334
Transaction card revenue	20,996	1,034	(17)	2	22,015	—	22,015
Personal trust revenue	—	—	20,239	(1)	20,238	—	20,238
Corporate trust revenue	—	—	6,204	1	6,205	—	6,205
Institutional trust & retirement plan services revenue	—	—	10,740	—	10,740	—	10,740
Investment management services and other revenue	—	—	6,480	(42)	6,438	—	6,438
Fiduciary and asset management revenue	—	—	43,663	(42)	43,621	—	43,621
Commercial account service charge revenue	10,609	467	540	(3)	11,613	—	11,613
Overdraft fee revenue	81	9,603	45	3	9,732	—	9,732
Check card revenue	—	5,721	—	—	5,721	—	5,721
Automated service charge and other deposit fee revenue	197	1,519	53	2	1,771	—	1,771
Deposit service charges and fees	10,887	17,310	638	2	28,837	—	28,837
Mortgage production revenue	—	13,815	—	(1)	13,814	13,814	—
Mortgage servicing revenue	—	16,828	—	(462)	16,366	16,366	—
Mortgage banking revenue	—	30,643	—	(463)	30,180	30,180	—
Other revenue	7,585	2,474	8,068	(501)	17,626	11,812	5,814
Total fees and commissions revenue	$46,159	$51,461	$89,422	$(923)	$186,119	$74,529	$111,590

[1]	Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.

[2]	In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

[3]	CoBiz operations are included in Funds Management and Other for the first quarter of 2019.

Fees and commissions revenue by reportable segment and primary service line is as follows for the nine months ended September 30, 2019.

	Commercial	Consumer	Wealth Management	Funds Management & Other[3]	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$58,890	$—	$58,890	$58,890	$—
Customer hedging revenue	6,243	—	9,444	1,019	16,706	16,706	—
Retail brokerage revenue	—	—	12,192	(65)	12,127	—	12,127
Insurance brokerage revenue	—	—	7,063	3,729	10,792	—	10,792
Investment banking revenue	8,345	—	9,123	—	17,468	7,189	10,279
Brokerage and trading revenue	14,588	—	96,712	4,683	115,983	82,785	33,198
TransFund EFT network revenue	54,623	2,975	(60)	3	57,541	—	57,541
Merchant services revenue	6,351	43	—	122	6,516	—	6,516
Corporate card revenue	598	—	11	2	611	—	611
Transaction card revenue	61,572	3,018	(49)	127	64,668	—	64,668
Personal trust revenue	—	—	61,028	—	61,028	—	61,028
Corporate trust revenue	—	—	18,736	—	18,736	—	18,736
Institutional trust & retirement plan services revenue	—	—	32,919	—	32,919	—	32,919
Investment management services and other revenue	—	—	17,730	1,591	19,321	—	19,321
Fiduciary and asset management revenue	—	—	130,413	1,591	132,004	—	132,004
Commercial account service charge revenue	31,296	1,283	1,605	1,804	35,988	—	35,988
Overdraft fee revenue	248	26,971	108	(231)	27,096	—	27,096
Check card revenue	—	16,299	—	165	16,464	—	16,464
Automated service charge and other deposit fee revenue	569	4,762	228	47	5,606	—	5,606
Deposit service charges and fees	32,113	49,315	1,941	1,785	85,154	—	85,154
Mortgage production revenue	—	33,554	—	(3)	33,551	33,551	—
Mortgage servicing revenue	—	50,014	—	(1,420)	48,594	48,594	—
Mortgage banking revenue	—	83,568	—	(1,423)	82,145	82,145	—
Other revenue	17,037	7,211	19,586	(1,009)	42,825	28,655	14,170
Total fees and commissions revenue	$125,310	$143,112	$248,603	$5,754	$522,779	$193,585	$329,194

[1]	Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.

[2]	In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

[3]	CoBiz operations are included in Funds Management and Other for the first quarter of 2019.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended September 30, 2018.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$4,830	$—	$4,830	$4,830	$—
Customer hedging revenue	1,350	—	6,935	229	8,514	8,514	—
Retail brokerage revenue	—	—	4,398	(73)	4,325	—	4,325
Insurance brokerage revenue	—	—	170	—	170	—	170
Investment banking revenue	1,765	—	3,482	—	5,247	1,410	3,837
Brokerage and trading revenue	3,115	—	19,815	156	23,086	14,754	8,332
TransFund EFT network revenue	18,397	1,009	(21)	2	19,387	—	19,387
Merchant services revenue	1,995	14	—	—	2,009	—	2,009
Corporate card revenue	—	—	—	—	—	—	—
Transaction card revenue	20,392	1,023	(21)	2	21,396	—	21,396
Personal trust revenue	—	—	35,822	1	35,823	—	35,823
Corporate trust revenue	—	—	5,741	—	5,741	—	5,741
Institutional trust & retirement plan services revenue	—	—	11,095	(1)	11,094	—	11,094
Investment management services and other revenue	—	—	4,903	(47)	4,856	—	4,856
Fiduciary and asset management revenue	—	—	57,561	(47)	57,514	—	57,514
Commercial account service charge revenue	10,294	366	587	(3)	11,244	—	11,244
Overdraft fee revenue	95	9,413	30	3	9,541	—	9,541
Check card revenue	—	5,254	—	—	5,254	—	5,254
Automated service charge and other deposit fee revenue	35	1,661	22	8	1,726	—	1,726
Deposit service charges and fees	10,424	16,694	639	8	27,765	—	27,765
Mortgage production revenue	—	7,250	—	—	7,250	7,250	—
Mortgage servicing revenue	—	16,748	—	(462)	16,286	16,286	—
Mortgage banking revenue	—	23,998	—	(462)	23,536	23,536	—
Other revenue	5,460	2,323	5,568	(451)	12,900	8,799	4,101
Total fees and commissions revenue	$39,391	$44,038	$83,562	$(794)	$166,197	$47,089	$119,108

[1]	Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.

[2]	In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the nine months ended September 30, 2018.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$21,562	$—	$21,562	$21,562	$—
Customer hedging revenue	6,264	—	21,511	1,441	29,216	29,216	—
Retail brokerage revenue	—	—	13,751	(246)	13,505	—	13,505
Insurance brokerage revenue	—	—	555	—	555	—	555
Investment banking revenue	5,729	—	9,655	—	15,384	4,772	10,612
Brokerage and trading revenue	11,993	—	67,034	1,195	80,222	55,550	24,672
TransFund EFT network revenue	54,647	3,005	(61)	5	57,596	—	57,596
Merchant services revenue	5,720	45	—	—	5,765	—	5,765
Corporate card revenue	—	—	—	—	—	—	—
Transaction card revenue	60,367	3,050	(61)	5	63,361	—	63,361
Personal trust revenue	—	—	76,481	(2)	76,479	—	76,479
Corporate trust revenue	—	—	16,317	—	16,317	—	16,317
Institutional trust & retirement plan services revenue	—	—	33,584	3	33,587	—	33,587
Investment management services and other revenue	—	—	14,808	(153)	14,655	—	14,655
Fiduciary and asset management revenue	—	—	141,190	(152)	141,038	—	141,038
Commercial account service charge revenue	32,150	1,087	1,802	(3)	35,036	—	35,036
Overdraft fee revenue	283	26,665	96	13	27,057	—	27,057
Check card revenue	—	15,515	—	—	15,515	—	15,515
Automated service charge and other deposit fee revenue	110	4,953	72	17	5,152	—	5,152
Deposit service charges and fees	32,543	48,220	1,970	27	82,760	—	82,760
Mortgage production revenue	—	26,617	—	—	26,617	26,617	—
Mortgage servicing revenue	—	50,677	—	(1,387)	49,290	49,290	—
Mortgage banking revenue	—	77,294	—	(1,387)	75,907	75,907	—
Other revenue	17,379	6,770	18,725	(3,093)	39,781	27,552	12,229
Total fees and commissions revenue	$122,282	$135,334	$228,858	$(3,405)	$483,069	$159,009	$324,060

[1]	Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.

[2]	In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three and nine months ended September 30, 2019 and 2018, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three and nine months ended September 30, 2019 and 2018 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at September 30, 2019 or December 31, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of September 30, 2019 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$63,334	$—	$63,334	$—
Residential agency mortgage-backed securities	1,480,458	—	1,480,458	—
Municipal and other tax-exempt securities	44,105	—	44,105	—
Asset-backed securities	36,928	—	36,928	—
Other trading securities	50,387	—	50,387	—
Total trading securities	1,675,212	—	1,675,212	—
Available for sale securities:
U.S. Treasury	2,296	2,296	—	—
Municipal and other tax-exempt securities	1,848	—	1,848	—
Residential agency mortgage-backed securities	7,740,461	—	7,740,461	—
Residential non-agency mortgage-backed securities	44,803	—	44,803	—
Commercial agency mortgage-backed securities	3,234,671	—	3,234,671	—
Other debt securities	472	—	—	472
Total available for sale securities	11,024,551	2,296	11,021,783	472
Fair value option securities:
U.S. Treasury	552,536	552,536	—	—
Residential agency mortgage-backed securities	1,263,862	—	1,263,862	—
Total fair value option securities	1,816,398	552,536	1,263,862	—
Residential mortgage loans held for sale	282,487	—	268,919	13,568
Mortgage servicing rights[1]	193,661	—	—	193,661
Derivative contracts, net of cash collateral[2]	352,019	40,491	311,528	—
Liabilities:
Derivative contracts, net of cash collateral[2]	336,791	—	336,791	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts in asset positions that were valued based on quoted prices in active markets for identical instruments (Level 1) are primarily exchange-traded energy, interest rate and agricultural derivative contacts, net of cash margin. Derivative contacts in liability positions that were valued using quoted prices in active markets for identical instruments are exchange-traded interest rate derivative contracts, fully offset by cash margin.

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2018 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$63,765	$—	$63,765	$—
Residential agency mortgage-backed securities	1,791,584	—	1,791,584	—
Municipal and other tax-exempt securities	34,507	—	34,507	—
Asset-backed securities	42,656	—	42,656	—
Other trading securities	24,411	—	24,411	—
Total trading securities	1,956,923	—	1,956,923	—
Available for sale securities:
U.S. Treasury	493	493	—	—
Municipal and other tax-exempt securities	2,864	—	2,864	—
Residential agency mortgage-backed securities	5,804,708	—	5,804,708	—
Residential non-agency mortgage-backed securities	59,736	—	59,736	—
Commercial agency mortgage-backed securities	2,953,889	—	2,953,889	—
Other debt securities	35,430	—	34,958	472
Total available for sale securities	8,857,120	493	8,856,155	472
Fair value option securities – Residential agency mortgage-backed securities	283,235	—	283,235	—
Residential mortgage loans held for sale	149,221	—	134,014	15,207
Mortgage servicing rights[1]	259,254	—	—	259,254
Derivative contracts, net of cash collateral[2]	320,929	44,074	276,855	—
Liabilities:
Derivative contracts, net of cash collateral[2]	362,306	—	362,306	—

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

The following represents the changes for the three and nine months ended September 30, 2019 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for sale - Other debt securities	Residential mortgage loans held for sale
Balance, June 30, 2019	$472	$16,073
Transfer to Level 3 from Level 2[1]	—	261
Purchases	—	—
Proceeds from sales	—	(3,152)
Redemptions and distributions	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	386
Other comprehensive income (loss):
Net change in unrealized gain (loss)	—	—
Balance, September 30, 2019	$472	$13,568

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

	Available for sale - Other debt securities	Residential mortgage loans held for sale
Balance, December 31, 2018	$472	$15,207
Transfer to Level 3 from Level 2[1]	—	2,150
Purchases	—	—
Proceeds from sales	—	(4,531)
Redemptions and distributions	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	742
Other comprehensive income (loss):
Net change in unrealized gain (loss)	—	—
Balance, September 30, 2019	$472	$13,568

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

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
Gain (loss) recognized in earnings
Mortgage banking revenue	—	—	(211)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	293	—	—
Balance, September 30, 2018	$—	$472	$16,838

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of September 30, 2019 follows (in thousands):

	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities – Other debt securities	472	Discounted cash flows	[1]	Interest rate spread	7.46%-7.46% (7.46%)	[3]
					94.42%-94.42% (94.42%)	[2]
Residential mortgage loans held for sale	13,568	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies.	96.36%

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2019 for which the fair value was adjusted during the nine months ended September 30, 2019:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2019			Three Months Ended Sept. 30, 2019 Recognized in:		Nine Months Ended Sept. 30, 2019 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses (gains) and operating expenses of repossessed assets	Gross charge-offs against allowance for loan losses	Net losses (gains) and operating expenses of repossessed assets
Impaired loans	$—	$79	$9,810	$2,644	$—	$13,868	$—
Real estate and other repossessed assets	—	5,044	936	—	(979)	—	(532)

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at September 30, 2018 for which the fair value was adjusted during the nine months ended September 30, 2018:

				Fair Value Adjustments for the
	Carrying Value at September 30, 2018			Three Months Ended Sept. 30, 2018 Recognized in:		Nine Months Ended Sept. 30, 2018 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and operating expenses of repossessed assets	Gross charge-offs against allowance for loan losses	Net losses and operating expenses of repossessed assets
Impaired loans	$—	$1,065	$24,428	$9,086	$—	$16,279	$—
Real estate and other repossessed assets	—	4,608	6,545	—	2,161	—	7,388

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of September 30, 2019 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$9,810	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	8% - 76% (28%)[1]
Real estate and other repossessed assets	936	Appraised value, as adjusted	Marketability adjustments off appraised value[2]	75% - 89% (85%)

[1]	Represents fair value as a percentage of the unpaid principal balance.

[2]	Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of September 30, 2019 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$761,130	$761,130	$761,130	$—	$—
Interest-bearing cash and cash equivalents	465,458	465,458	465,458	—	—
Trading securities:
U.S. government agency debentures	63,334	63,334	—	63,334	—
Residential agency mortgage-backed securities	1,480,458	1,480,458	—	1,480,458	—
Municipal and other tax-exempt securities	44,105	44,105	—	44,105	—
Asset-backed securities	36,928	36,928	—	36,928	—
Other trading securities	50,387	50,387	—	50,387	—
Total trading securities	1,675,212	1,675,212	—	1,675,212	—
Investment securities:
Municipal and other tax-exempt securities	104,418	107,647	—	107,647	—
Residential agency mortgage-backed securities	11,125	11,650	—	11,650	—
Other debt securities	188,681	204,724	—	7,702	197,022
Total investment securities	304,224	324,021	—	126,999	197,022
Available for sale securities:
U.S. Treasury	2,296	2,296	2,296	—	—
Municipal and other tax-exempt securities	1,848	1,848	—	1,848	—
Residential agency mortgage-backed securities	7,740,461	7,740,461	—	7,740,461	—
Residential non-agency mortgage-backed securities	44,803	44,803	—	44,803	—
Commercial agency mortgage-backed securities	3,234,671	3,234,671	—	3,234,671	—
Other debt securities	472	472	—	—	472
Total available for sale securities	11,024,551	11,024,551	2,296	11,021,783	472
Fair value option securities:
U.S. Treasury	552,536	552,536	552,536	—	—
Residential agency mortgage-backed securities	1,263,862	1,263,862	—	1,263,862	—
Total fair value option securities	1,816,398	1,816,398	552,536	1,263,862	—
Residential mortgage loans held for sale	282,487	282,487	—	268,919	13,568
Loans:				—
Commercial	14,424,625	14,397,846	—	—	14,397,846
Commercial real estate	4,626,057	4,626,804	—	—	4,626,804
Residential mortgage	2,117,303	2,132,158	—	—	2,132,158
Personal	1,117,382	1,108,984	—	—	1,108,984
Total loans	22,285,367	22,265,792	—	—	22,265,792
Allowance for loan losses	(204,432)	—	—	—	—
Loans, net of allowance	22,080,935	22,265,792	—	—	22,265,792
Mortgage servicing rights	193,661	193,661	—	—	193,661
Derivative instruments with positive fair value, net of cash collateral	352,019	352,019	40,491	311,528	—
Deposits with no stated maturity	23,923,535	23,923,535	—	—	23,923,535
Time deposits	2,243,541	2,241,778	—	—	2,241,778
Other borrowed funds	10,235,385	10,193,602	—	—	10,193,602
Subordinated debentures	275,909	276,393	—	276,393	—
Derivative instruments with negative fair value, net of cash collateral	336,791	336,791	—	336,791	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2018 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$741,749	$741,749	$741,749	$—	$—
Interest-bearing cash and cash equivalents	401,675	401,675	401,675	—	—
Trading securities:
U.S. government agency debentures	63,765	63,765	—	63,765	—
Residential agency mortgage-backed securities	1,791,584	1,791,584	—	1,791,584	—
Municipal and other tax-exempt securities	34,507	34,507	—	34,507	—
Asset-backed securities	42,656	42,656	—	42,656	—
Other trading securities	24,411	24,411	—	24,411	—
Total trading securities	1,956,923	1,956,923	—	1,956,923	—
Investment securities:
Municipal and other tax-exempt securities	137,296	138,562	—	138,562	—
Residential agency mortgage-backed securities	12,612	12,770	—	12,770	—
Other debt securities	205,279	215,966	—	7,905	208,061
Total investment securities	355,187	367,298	—	159,237	208,061
Available for sale securities:
U.S. Treasury	493	493	493	—	—
Municipal and other tax-exempt securities	2,864	2,864	—	2,864	—
Residential agency mortgage-backed securities	5,804,708	5,804,708	—	5,804,708	—
Residential non-agency mortgage-backed securities	59,736	59,736	—	59,736	—
Commercial agency mortgage-backed securities	2,953,889	2,953,889	—	2,953,889	—
Other debt securities	35,430	35,430	—	34,958	472
Total available for sale securities	8,857,120	8,857,120	493	8,856,155	472
Fair value option securities – Residential agency mortgage-backed securities	283,235	283,235	—	283,235	—
Residential mortgage loans held for sale	149,221	149,221	—	134,014	15,207
Loans:
Commercial	13,636,078	13,526,162	—	—	13,526,162
Commercial real estate	4,764,813	4,713,747	—	—	4,713,747
Residential mortgage	2,230,033	2,213,951	—	—	2,213,951
Personal	1,025,806	1,024,368	—	—	1,024,368
Total loans	21,656,730	21,478,228	—	—	21,478,228
Allowance for loan losses	(207,457)	—	—	—	—
Loans, net of allowance	21,449,273	21,478,228	—	—	21,478,228
Mortgage servicing rights	259,254	259,254	—	—	259,254
Derivative instruments with positive fair value, net of cash collateral	320,929	320,929	44,074	276,855	—
Deposits with no stated maturity	23,150,383	23,150,383	—	—	23,150,383
Time deposits	2,113,380	2,073,538	—	—	2,073,538
Other borrowed funds	7,142,801	7,071,953	—	—	7,071,953
Subordinated debentures	275,913	261,977	—	261,977	—
Derivative instruments with negative fair value, net of cash collateral	362,306	362,306	—	362,306	—

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

(13) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on September 30, 2019 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Nine-Month Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$524,603	$9,879	2.52%	$1,468,904	$19,163	1.74%
Trading securities	1,806,438	48,945	3.66%	1,395,871	38,312	3.72%
Investment securities	326,489	10,917	4.46%	406,395	11,961	3.93%
Available for sale securities	9,695,550	184,409	2.60%	8,176,037	142,387	2.30%
Fair value option securities	1,019,182	23,448	3.10%	527,039	12,627	3.11%
Restricted equity securities	428,973	20,419	6.35%	342,297	15,757	6.14%
Residential mortgage loans held for sale	180,367	5,308	3.93%	208,519	6,328	4.09%
Loans	22,063,499	867,722	5.26%	17,742,288	622,185	4.69%
Allowance for loan losses	(204,430)			(221,949)
Loans, net of allowance	21,859,069	867,722	5.31%	17,520,339	622,185	4.75%
Total earning assets	35,840,671	1,171,047	4.40%	30,045,401	868,720	3.85%
Receivable on unsettled securities sales	1,470,217			794,434
Cash and other assets	4,069,361			2,935,660
Total assets	$41,380,249			$33,775,495
Liabilities and equity
Interest-bearing deposits:
Transaction	$12,529,517	$95,957	1.02%	$10,180,060	$42,516	0.56%
Savings	552,535	523	0.13%	495,954	291	0.08%
Time	2,204,517	31,037	1.88%	2,128,925	20,910	1.31%
Total interest-bearing deposits	15,286,569	127,517	1.12%	12,804,939	63,717	0.67%
Funds purchased and repurchase agreements	2,405,981	36,791	2.04%	775,504	5,072	0.87%
Other borrowings	7,450,707	143,804	2.58%	6,194,418	88,788	1.92%
Subordinated debentures	276,129	11,359	5.50%	144,692	6,076	5.61%
Total interest-bearing liabilities	25,419,386	319,471	1.68%	19,919,553	163,653	1.10%
Non-interest bearing demand deposits	9,876,418			9,233,837
Due on unsettled securities purchases	674,909			543,601
Other liabilities	789,256			542,790
Total equity	4,620,280			3,535,714
Total liabilities and equity	$41,380,249			$33,775,495
Tax-equivalent Net Interest Revenue		$851,576	2.72%		$705,067	2.75%
Tax-equivalent Net Interest Revenue to Earning Assets			3.20%			3.13%
Less tax-equivalent adjustment		8,946			5,886
Net Interest Revenue		842,630			699,181
Provision for credit losses		25,000			(1,000)
Other operating revenue		515,785			480,329
Other operating expense		843,586			743,523
Income before taxes		489,829			436,987
Federal and state income taxes		99,926			98,940
Net income		389,903			338,047
Net income (loss) attributable to non-controlling interests		(503)			857
Net income attributable to BOK Financial Corp. shareholders		$390,406			$337,190
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$5.47			$5.15
Diluted		$5.47			$5.15
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

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	September 30, 2019			June 30, 2019
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$500,823	$3,050	2.42%	$535,491	$3,432	2.57%
Trading securities	1,696,568	14,546	3.49%	1,757,335	15,609	3.59%
Investment securities	308,090	3,434	4.46%	328,482	3,621	4.41%
Available for sale securities	10,747,439	67,640	2.60%	9,435,668	59,888	2.63%
Fair value option securities	1,553,879	10,708	2.79%	898,772	7,503	3.34%
Restricted equity securities	476,781	7,558	6.34%	413,812	6,516	6.30%
Residential mortgage loans held for sale	203,319	1,891	3.73%	192,102	1,754	3.65%
Loans	22,412,918	289,316	5.12%	22,004,405	295,978	5.39%
Allowance for loan losses	(201,714)			(205,532)
Loans, net of allowance	22,211,204	289,316	5.17%	21,798,873	295,978	5.45%
Total earning assets	37,698,103	398,143	4.25%	35,360,535	394,301	4.51%
Receivable on unsettled securities sales	1,742,794			1,437,462
Cash and other assets	4,139,451			4,046,780
Total assets	$43,580,348			$40,844,777
Liabilities and equity
Interest-bearing deposits:
Transaction	$13,131,542	$35,713	1.08%	$12,512,282	$32,540	1.04%
Savings	557,122	190	0.14%	558,738	173	0.12%
Time	2,251,800	11,014	1.94%	2,207,391	10,470	1.90%
Total interest-bearing deposits	15,940,464	46,917	1.17%	15,278,411	43,183	1.13%
Funds purchased and repurchase agreements	3,106,163	15,731	2.01%	2,066,950	10,704	2.08%
Other borrowings	8,125,023	49,650	2.42%	7,175,617	47,700	2.67%
Subordinated debentures	275,900	3,813	5.48%	275,887	3,801	5.53%
Total interest-bearing liabilities	27,447,550	116,111	1.68%	24,796,865	105,388	1.70%
Non-interest bearing demand deposits	9,759,710			9,883,965
Due on unsettled securities purchases	745,893			821,688
Other liabilities	847,195			744,216
Total equity	4,780,000			4,598,043
Total liabilities and equity	$43,580,348			$40,844,777
Tax-equivalent Net Interest Revenue		$282,032	2.57%		$288,913	2.81%
Tax-equivalent Net Interest Revenue to Earning Assets			3.01%			3.30%
Less tax-equivalent adjustment		2,936			3,481
Net Interest Revenue		279,096			285,432
Provision for credit losses		12,000			5,000
Other operating revenue		186,450			172,065
Other operating expense		279,292			277,137
Income before taxes		174,254			175,360
Federal and state income taxes		32,396			37,580
Net income		141,858			137,780
Net income (loss) attributable to non-controlling interests		(373)			217
Net income attributable to BOK Financial Corp. shareholders		$142,231			$137,563
Earnings Per Average Common Share Equivalent:
Basic		$2.00			$1.93
Diluted		$2.00			$1.93
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

Three Months Ended
March 31, 2019			December 31, 2018			September 30, 2018
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$537,903	$3,397	2.56%	$563,132	$3,170	2.23%	$688,872	$3,441	1.98%
1,968,399	18,790	3.88%	1,929,601	19,636	4.10%	1,762,794	17,419	3.98%
343,282	3,862	4.50%	364,737	3,887	4.26%	379,566	3,856	4.06%
8,883,054	56,881	2.57%	8,704,963	55,085	2.51%	8,129,214	48,916	2.37%
594,349	5,237	3.62%	277,575	2,578	3.56%	469,398	3,881	3.25%
395,432	6,345	6.42%	362,729	5,798	6.39%	328,842	5,232	6.36%
145,040	1,663	4.58%	179,553	1,795	4.00%	207,488	2,151	4.27%
21,766,065	282,428	5.26%	21,579,331	276,711	5.09%	18,203,785	220,245	4.80%
(206,092)			(209,613)			(214,160)
21,559,973	282,428	5.31%	21,369,718	276,711	5.14%	17,989,625	220,245	4.86%
34,427,432	378,603	4.46%	33,752,008	368,660	4.33%	29,955,799	305,141	4.04%
1,224,700			799,548			768,785
4,020,549			3,834,187			2,971,233
$39,672,681			$38,385,743			$33,695,817

$11,931,539	$27,704	0.94%	$11,773,651	$23,343	0.79%	$10,010,031	$17,029	0.67%
541,575	160	0.12%	526,275	148	0.11%	503,821	108	0.09%
2,153,277	9,553	1.80%	2,146,786	8,309	1.54%	2,097,441	7,398	1.40%
14,626,391	37,417	1.04%	14,446,712	31,800	0.87%	12,611,293	24,535	0.77%
2,033,036	10,356	2.07%	1,205,568	4,135	1.36%	1,193,583	3,768	1.25%
7,040,279	46,454	2.68%	6,361,141	40,220	2.51%	5,765,440	32,036	2.20%
275,882	3,745	5.51%	276,378	3,752	5.38%	144,702	2,025	5.55%
23,975,588	97,972	1.66%	22,289,799	79,907	1.42%	19,715,018	62,364	1.25%
9,988,088			10,648,683			9,325,002
453,937			493,887			544,263
775,574			610,286			496,634
4,479,494			4,343,088			3,614,900
$39,672,681			$38,385,743			$33,695,817
	$280,631	2.80%		$288,753	2.91%		$242,777	2.79%
		3.30%			3.40%			3.21%
	2,529			3,067			1,894
	278,102			285,686			240,883
	8,000			9,000			4,000
	157,270			136,455			167,941
	287,157			284,643			252,617
	140,215			128,498			152,207
	29,950			20,121			34,662
	110,265			108,377			117,545
	(347)			(79)			289
	$110,612			$108,456			$117,256

	$1.54			$1.50			$1.79
	$1.54			$1.50			$1.79

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018

Interest revenue	$395,207	$390,820	$376,074	$365,592	$303,247
Interest expense	116,111	105,388	97,972	79,906	62,364
Net interest revenue	279,096	285,432	278,102	285,686	240,883
Provision for credit losses	12,000	5,000	8,000	9,000	4,000
Net interest revenue after provision for credit losses	267,096	280,432	270,102	276,686	236,883
Other operating revenue
Brokerage and trading revenue	43,840	40,526	31,617	28,101	23,086
Transaction card revenue	22,015	21,915	20,738	20,664	21,396
Fiduciary and asset management revenue	43,621	45,025	43,358	43,665	57,514
Deposit service charges and fees	28,837	28,074	28,243	29,393	27,765
Mortgage banking revenue	30,180	28,131	23,834	21,880	23,536
Other revenue	17,626	12,437	12,762	16,404	12,900
Total fees and commissions	186,119	176,108	160,552	160,107	166,197
Other gains (losses), net	4,544	3,480	2,976	(8,305)	2,754
Gain (loss) on derivatives, net	3,778	11,150	4,667	11,167	(2,847)
Gain (loss) on fair value option securities, net	4,597	9,853	9,665	(282)	(4,385)
Change in fair value of mortgage servicing rights	(12,593)	(29,555)	(20,666)	(24,233)	5,972
Gain (loss) on available for sale securities, net	5	1,029	76	(1,999)	250
Total other operating revenue	186,450	172,065	157,270	136,455	167,941
Other operating expense
Personnel	162,573	160,342	169,228	160,706	143,531
Business promotion	8,859	10,142	7,874	9,207	7,620
Charitable contributions to BOKF Foundation	—	1,000	—	2,846	—
Professional fees and services	12,312	13,002	16,139	20,712	13,209
Net occupancy and equipment	27,558	26,880	29,521	27,780	23,394
Insurance	4,220	6,454	4,839	4,248	6,232
Data processing and communications	31,915	29,735	31,449	27,575	31,665
Printing, postage and supplies	3,825	4,107	4,885	5,232	3,837
Net losses (gains) and operating expenses of repossessed assets	1,728	580	1,996	2,581	4,044
Amortization of intangible assets	5,064	5,138	5,191	5,331	1,603
Mortgage banking costs	14,975	11,545	9,906	11,518	11,741
Other expense	6,263	8,212	6,129	6,907	5,741
Total other operating expense	279,292	277,137	287,157	284,643	252,617
Net income before taxes	174,254	175,360	140,215	128,498	152,207
Federal and state income taxes	32,396	37,580	29,950	20,121	34,662
Net income	141,858	137,780	110,265	108,377	117,545
Net income (loss) attributable to non-controlling interests	(373)	217	(347)	(79)	289
Net income attributable to BOK Financial Corporation shareholders	$142,231	$137,563	$110,612	$108,456	$117,256

Earnings per share:
Basic	$2.00	$1.93	$1.54	$1.50	$1.79
Diluted	$2.00	$1.93	$1.54	$1.50	$1.79
Average shares used in computation:
Basic	70,596,307	70,887,063	71,387,070	71,808,029	64,901,095
Diluted	70,609,924	70,902,033	71,404,388	71,833,334	64,934,351

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 7 to the Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 to July 31, 2019	—	$—	—	4,750,000
August 1 to August 31, 2019	311,713	$77.23	311,713	4,438,287
September 1 to September 30, 2019	25,000	$74.46	25,000	4,413,287
Total	336,713		336,713

[1]
On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of September 30, 2019, the Company had repurchased 586,713 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.

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

Date:        October 30, 2019

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer