Form 10-K
period 2019-12-31
BOK FINANCIAL CORP ET AL
filed 2020-02-27
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File No. 0-19341

BOK FINANCIAL CORP ET AL
(Exact name of registrant as specified in its charter)

OK		73-1373454
(State or other jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

Bank of Oklahoma Tower
Boston Avenue at Second Street
Tulsa,	OK	74172
(Address of Principal Executive Offices)		(Zip Code)
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

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $2.4 billion (based on the June 28, 2019 closing price of Common Stock of $75.48 per share). As of January 31, 2020, there were 70,692,686 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

BOK Financial Corporation
Form 10-K
Year Ended December 31, 2019

PART I

ITEM 1.   BUSINESS

General

Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial" or "the Company") are described below. Additional discussion of the Company’s activities during the current year appears within Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Description of Business

BOK Financial is a financial holding company incorporated in the state of Oklahoma in 1990 whose activities are governed by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). BOK Financial offers full service banking in Oklahoma, Texas, New Mexico, Northwest Arkansas, Colorado, Arizona, and Kansas/Missouri. At December 31, 2019, the Company reported total consolidated assets of $42 billion.

BOKF, NA is a wholly owned subsidiary bank of BOK Financial. BOKF, NA operates TransFund, Cavanal Hill Investment Management and BOK Financial Asset Management, Inc. BOKF, NA operates banking divisions across eight states: Bank of Albuquerque, Bank of Oklahoma, Bank of Texas and BOK Financial in Arizona, Arkansas, Colorado, Kansas and Missouri; as well as having limited purpose offices in Nebraska, Milwaukee and Connecticut. Other wholly owned subsidiaries of BOK Financial include BOK Financial Securities, Inc., a broker/dealer that primarily engages in retail and institutional securities sales and municipal bond underwriting; BOK Financial Private Wealth, Inc., an investment adviser to high net worth clients; and BOK Financial Insurance, Inc., a broker providing insurance services. Other non-bank subsidiary operations do not have a significant effect on the Company’s financial statements.

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

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary and insurance services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Commercial banking represents a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. We offer derivative products that enable mortgage banking customers to manage their production risks and our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management. Our diversified base of revenue sources is designed to generate returns in a range of economic situations. Historically, fees and commissions provide 39% to 48% of our total revenue. Approximately 39% of our revenue came from fees and commissions in 2019.

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

Operating Segments

BOK Financial operates three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer commodity risk management products for small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund electronic funds network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the retail branch network and all mortgage banking activities. Wealth Management engages in brokerage and trading activities and provides fiduciary services, private bank services, investment advisory services and insurance services in all markets. Wealth Management also underwrites state and municipal securities. Discussion of these principal lines of business appears within the Lines of Business section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, financial technology firms, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to the Federal Deposit Insurance Corporation ("FDIC") as of June 30, 2019.

We are the largest financial institution in the state of Oklahoma with 13% of the state’s total deposits. We have 32% and 9% of the market share in the Tulsa and Oklahoma City areas, respectively. We compete with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. We also compete with regional and locally-owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

We compete against numerous financial institutions in the state of Texas, including some of the largest in the United States, and have a market share of approximately 1% in the Dallas, Fort Worth area and less than 1% in the Houston area. We have a 10% market share in the Albuquerque area and compete with four large national banks, some regional banks and several locally-owned smaller community banks. Our market share is approximately 4% in the Denver area. We serve Benton and Washington counties in Arkansas with a market share of approximately 2%. Our market share is approximately 1% in the Kansas City, Missouri/Kansas area. We operate as a community bank with locations in Phoenix, Mesa and Scottsdale with approximately 1% market share. The Company’s ability to expand into additional states remains subject to various federal and state laws.

Employees

As of December 31, 2019, BOK Financial and its subsidiaries employed 5,107 full-time equivalent employees. None of the Company’s employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

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

Federal Reserve Board risk-based guidelines define four capital metrics based on three categories of regulatory capital. Common equity Tier 1 capital ("CET1") includes common shareholders' equity, less goodwill, most intangible assets and other adjustments. Tier 1 capital consists of CET1 capital plus certain additional capital instruments and related surplus. Supplementary capital ("Tier 2") consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Assets and off-balance sheet exposures are assigned to categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing CET1, Tier 1 and total capital by risk-weighted assets. In addition to the risk-based capital ratios, the Company is also subject to the leverage ratio. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.

Additional capital rules were effective for banks and bank holding companies, including BOK Financial, on January 1, 2015 as part of a package of regulatory reforms developed by the Basel Committee on Banking Supervision ("BCBS") to strengthen the regulation, supervision and risk management of the banking sector, commonly referred to as the Basel III framework. Several components, which had previously been deferred, were finalized in 2019. These have either already been implemented or will be effective April 1, 2020. We do not expect capital to be materially impacted as a result.

Failure to meet minimum capital requirements would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

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

Deposit Insurance

Substantially all of the deposits held by the subsidiary banks are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. In 2011, the FDIC released a final rule to implement provisions of the Dodd-Frank Act that affect deposit insurance assessments. Among other things, the Dodd-Frank Act raised the minimum Designated Reserve Ratio (DRR) from 1.15% to 1.35% of estimated insured deposits, removed the upper limit of the designated reserve ratio, required that the designated reserve ratio reach 1.35% by September 30, 2020, and required that the FDIC offset the effect of increasing the minimum designated reserve ratio on depository institutions with total assets of less than $10 billion. The Dodd-Frank Act provided the FDIC flexibility in implementation of the increase in the designated reserve ratio, but it ultimately resulted in increased deposit insurance costs to the Company. The Dodd-Frank Act also required that the FDIC redefine the assessment base to average consolidated assets minus average tangible equity.

On September 30, 2018 the DRR rose above 1.35%. Accordingly, the surcharge for depository institutions with assets of greater than $10 billion ceased. Base assessment rates will remain unchanged, but are scheduled to decrease when the DRR exceeds 2%. As of the third quarter of 2019, the DRR was 1.41%.

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

In response to the significant recession in business activity which began in 2007, the Federal Reserve took aggressive actions to reduce interest rates and provide liquidity. While many of the crisis-related programs have expired or been closed, government legislation and policies continue to be accommodative, including increases in government spending, reduction of certain taxes, the continued use by the Federal Reserve of a materially expanded balance sheet and promotion of affordable home programs.

In an effort to boost the economy as a result of risks caused by the trade war between the U.S. and China and a global slowdown, the Federal Reserve decreased its target rate by 25 basis points three times during 2019. Real gross domestic product is forecasted to remain around 2 percent in 2020. The unemployment rate dropped to historic lows of 3.5 percent in 2019 and is anticipated to stay below 4 percent in 2020. The inflation rate is expected to remain close to 2 percent. We expect energy prices to continue to be volatile due to economic, political and environmental factors. The current political environment, trade tensions, and the upcoming election could result in a volatile environment in 2020.

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

Although BOK Financial has developed an operating strategy, which it expects to result in continuing improved financial performance, BOK Financial cannot ensure that it will be successful in fulfilling this strategy or that this operating strategy will be successful. Achieving success is dependent upon a number of factors, many of which are beyond BOK Financial's direct control. Factors that may adversely affect BOK Financial's ability to implement its operating strategy include:

•	deterioration of BOK Financial's asset quality;

•	deterioration in general economic conditions, especially in BOK Financial's core markets;

•	inability to control BOK Financial's non-interest expenses;

•	inability to increase non-interest income;

•	inability to access capital;

•	decreases in net interest margins;

•	increases in competition;

•	a breach in the security of BOK Financial's systems and

•	adverse regulatory developments.

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

Regulatory authorities may change their interpretation of these statutes and regulations, including the OCC, our primary regulator, and the CFPB, our regulator for certain designated consumer laws and regulations. Violations of laws and regulations could limit the growth potential of BOK Financial's businesses. We have made extensive investments in human and technological resources to address enhanced regulatory expectations, including investments in the areas of risk management, compliance, and capital planning. Political developments, including the upcoming election, add additional uncertainty to the implementation, scope and timing of changes in the regulatory environment for the banking industry and for the broader economy.

BOK Financial has a long-standing relationship with the energy industry and the local economies within BOKF's geographical footprint have a concentration in energy-related industries. The energy industry is facing increased pressure from investors and the government to mitigate greenhouse emissions, which could significantly increase costs, hinder financial results and shrink the industry.

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

At December 31, 2019, loans to businesses and individuals with collateral primarily located in Texas represented approximately 31% of the total loan portfolio, loans to businesses and individuals with collateral primarily located in Oklahoma represented approximately 16% of our total loan portfolio and loans to businesses and individuals with collateral primarily located in Colorado represented approximately 13% of our total loan portfolio. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. Poor economic conditions in Texas, Oklahoma, Colorado or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations and other sources of fee-based revenue.

Extended oil and gas commodity price downturns could negatively affect BOK Financial customers.

At December 31, 2019, 18% of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy industry. The energy industry is historically cyclical and prolonged periods of low oil and gas commodity prices could negatively impact borrowers' ability to pay. In addition, the Company does business in several major oil and natural gas producing states including Oklahoma, Texas and Colorado. The economies of these states could be negatively impacted by prolonged periods of low oil and gas commodity prices resulting in increased credit migration to classified and nonaccruing categories, higher loan loss provisions and risk of credit losses from both energy borrowers and businesses and individuals in those regional economies.

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

Economic conditions globally could impact BOK Financial’s customers and counterparties with which we do business. The United Kingdom continues to work through issues regarding BREXIT, trade related issues remain between the United States and China, an increasing tension exists between the United States and Iran, and the turmoil in Venezuela, who holds the world's largest oil reserve, continues without an obvious agreement. We have no direct exposure to European sovereign debt and limited exposure to European and Chinese financial institutions. We have not identified any significant customer exposures to European sovereign debt, European financial institutions or Chinese financial institutions.

BOK Financial, its customers and counterparties may also be negatively affected by global events, such as natural disasters, and other external events beyond our control, including public health issues, terrorist attacks and acts of war. These global events may significantly affect long-term and short-term interest rates, energy prices, the value of financial assets and ultimately economic activity in our primary markets. The adverse effect of these events on the Company may include narrowing of the spread between interest income and interest expense, a reduction in fee income, an increase in credit losses and a decrease in demand for loans and other products and services.

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

•	changes in prevailing interest rates, due to the dependency of the subsidiary banks on interest income;

•	changes in depositor behavior;

•	open market operations in U.S. Government securities.

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

Although much progress is being made in the industry, there remains a great deal of uncertainty regarding the ultimate disposition of LIBOR, including the actual timing of LIBOR’s discontinuance and the alternative reference rates and spreads that will be used in its stead. In 2017, the U.K. Financial Conduct Authority announced its lack of confidence in LIBOR as a market benchmark rate, and that it would no longer persuade or compel banks to submit to LIBOR after 2021. However, that does not mean that LIBOR’s panel banks will necessarily cease their submissions at that time, potentially resulting in continued availability of LIBOR past 2021.

U.S. regulatory authorities have voiced similar support for phasing out LIBOR. The Federal Reserve Bank of New York's Alternative Reference Rate Committee has recommended the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR. However, SOFR is not currently the economic equivalent of LIBOR for two key reasons. The first is that SOFR is a secured rate while LIBOR is an unsecured rate. The second is that SOFR is an overnight rate while LIBOR is published for different maturities.

We have a significant number of loans, securities, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. Given these uncertainties, it is not possible at this time to determine the impact of the transition away from LIBOR on the valuations, pricing and operation of our financial instruments.

In order to be well prepared for the transition, the Company has established formal governance for the LIBOR transition, including a LIBOR Transition Working Group ("the Group") whose purpose is to guide the overall transition process for the Company. The Group is an internal, cross-functional team with representatives from all business lines, support and control functions, and legal counsel. Its responsibilities include, but are not limited to, monitoring industry developments; tracking direct and indirect exposures; developing and implementing remediation plans; and communication with internal and external stakeholders.
Key loan provisions have been modified so that new and renewed loans include LIBOR fallback language designed to ensure the smoothest possible transition from LIBOR to the new benchmark when such transition occurs. All existing financial contracts with direct exposure to LIBOR have been inventoried and are being tracked. Indirect exposures in the form of LIBOR-related systems, models, and processes are being inventoried, evaluated, and prioritized and remediation plans either underway or are being developed.

Changes in mortgage interest rates could adversely affect mortgage banking operations along with mortgage servicing rights as well as BOK Financial's substantial holdings of residential mortgage-backed securities, and brokerage and trading revenue.

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

Operating Risk Factors

Dependence on technology increases cybersecurity, data privacy and technology failure risk.
The Company is dependent on its technological ability to process, record and monitor a large number of customer transactions and store and protect a significant amount of sensitive customer information. Our customers’ use of our internet-based services, and our customer and regulatory expectations regarding operational and information security and reliability, have increased over time. Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements, resulting in increased compliance costs.

Cybersecurity risks for financial institutions have increased significantly in recent years in part because of the proliferation of new technologies, the increased use of the internet and mobile technologies to conduct financial transactions, and the increased sophistication and ever changing cyberattack techniques used by organized crime, hackers, terrorists, hostile foreign governments and other external parties to obtain confidential customer information and misappropriate customer funds. Such parties may seek to gain access to our systems directly or use equipment or security passwords belonging to employees, customers, third party services providers or other users of our systems. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, breakdowns and cyber attacks.

Our business, financial, accounting, data processing systems and other operating systems and facilities may stop operating properly or become disabled as a result of a number of factors that may be wholly or partially beyond our control. In addition to cyber attacks, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, pandemics, events arising from political or social matters, including terrorist attacks. Third parties with whom we do business or that facilitate our business activities including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational or information security risk to the Company, including breakdowns or failures of their own systems, capacity constraints or cyber attacks.

Cybersecurity risk management programs are expensive to maintain and will not protect the Company from all risks associated with maintaining the security of customer data from external and internal intrusions, disaster recovery and failures in controls used by our vendors. A material breach of customer data security or operational or system failure may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for or reimburse affected customers, result in regulatory fines, penalties or intervention, or result in litigation, all of which could have a materially adverse effect on our results of operations and financial condition.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches or operational failures, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened and as a result the continued development and enhancement of our controls, processes and practices designed to protect and facilitate the recovery of our systems, computers, software, data and networks from attack, damage or unauthorized access remains a high priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage. Our cybersecurity insurance may not provide sufficient coverage in the event of a breach, or may not be available in the future on acceptable terms.

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

Mr. George B. Kaiser owns approximately 54% of the outstanding shares of BOK Financial's common stock at December 31, 2019. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.
ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $369 million, net of depreciation and amortization. The Company’s principal offices are located in leased premises in the Bank of Oklahoma Tower in Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma; Dallas, Texas and Albuquerque, New Mexico. The Company’s facilities are suitable for their respective uses and present needs.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial’s $0.00006 par value common stock is traded on the NASDAQ Stock Market under the symbol BOKF. As of January 31, 2020, common shareholders of record numbered 732 with 70,692,686 shares outstanding.

The highest and lowest quarterly closing bid price for shares and cash dividends declared per share of BOK Financial common stock follows:

	First	Second	Third	Fourth
2019:
Low	$73.43	$73.81	$73.45	$72.23
High	92.31	87.68	83.41	88.01
Cash dividends declared	0.50	0.50	0.50	0.51
2018:
Low	$90.62	$93.00	$93.33	$70.61
High	100.98	105.24	104.74	96.91
Cash dividends declared	0.45	0.45	0.50	0.50

Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Composite Index, the KBW NASDAQ Bank Index and the SNL U.S. Bank NASDAQ Index for the period commencing December 31, 2014 and ending December 31, 2019.*

	Period Ending December 31,
Index	2014	2015	2016	2017	2018	2019
BOK Financial Corporation	100.00	102.22	146.08	165.97	134.44	164.15
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ	100.00	107.95	149.68	157.58	132.82	166.75
KBW NASDAQ Bank Index	100.00	100.49	129.14	153.15	126.02	171.55

*
Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2014. Cash dividends on Common Stock are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2019 to October 31, 2019	25,000	$76.94	25,000	4,388,287
November 1, 2019 to November 30, 2019	205,000	$81.96	205,000	4,183,287
December 1, 2019 to December 31, 2019	50,000	$82.38	50,000	4,133,287
Total	280,000		280,000

[1]
On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of December 31, 2019, the Company had repurchased 866,713 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.

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
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 – Consolidated Selected Financial Data
(Dollars in thousands, except per share data)
	December 31,
	2019	2018	2017	2016	2015
Selected Financial Data
For the year:
Interest revenue	$1,531,958	$1,228,426	$972,751	$829,117	$766,828
Interest expense	419,079	243,559	131,050	81,889	63,474
Net interest revenue	1,112,879	984,867	841,701	747,228	703,354
Provision for credit losses	44,000	8,000	(7,000)	65,000	34,000
Fees and commissions revenue[1]	702,201	643,176	642,169	647,986	615,029
Net income attributable to BOK Financial Corporation shareholders	500,758	445,646	334,644	232,668	288,565
Period-end:
Loans	21,750,987	21,656,730	17,153,424	16,989,660	15,941,154
Assets	42,172,021	38,020,504	32,272,160	32,772,281	31,476,128
Deposits	27,621,168	25,263,763	22,061,305	22,748,095	21,088,158
Shareholders’ equity	4,855,795	4,432,109	3,495,367	3,274,854	3,230,556
Nonperforming assets[2]	293,762	267,162	290,305	356,641	251,908

Profitability Statistics
Earnings per share (based on average equivalent shares):
Basic	$7.03	$6.63	$5.11	$3.53	$4.22
Diluted	7.03	6.63	5.11	3.53	4.21
Percentages (based on daily averages):
Return on average assets	1.19%	1.28%	1.02%	0.72%	0.94%
Return on average shareholders' equity	10.73%	11.98%	9.82%	7.02%	8.65%
Average total equity to average assets	11.11%	10.70%	10.43%	10.38%	11.03%

Common Stock Performance
Per Share:
Book value per common share	$68.80	$61.45	$53.45	$50.12	$49.03
Market price: December 31 close	87.40	73.33	92.32	83.04	59.79
Market range – High close bid price	92.31	105.24	93.50	84.13	72.44
Market range – Low close bid price	72.23	70.61	74.34	44.72	53.37
Cash dividends declared	2.01	1.90	1.77	1.73	1.69
Dividend payout ratio	28.56%	28.55%	34.45%	48.81%	40.03%

Table 1 – Consolidated Selected Financial Data
(Dollars in thousands, except per share data)
	December 31,
	2019	2018	2017	2016	2015
Selected Financial Data
Selected Balance Sheet Statistics
Period-end:
Common equity Tier 1 ratio	11.39%	10.92%	12.05%	11.21%	12.13%
Tier 1 capital ratio	11.39%	10.92%	12.05%	11.21%	12.13%
Total capital ratio	12.94%	12.50%	13.54%	12.81%	13.30%
Leverage ratio	8.40%	8.96%	9.31%	8.72%	9.25%
Allowance for loan losses to nonaccruing loans[3]	120.54%	132.89%	129.09%	112.33%	180.09%
Allowance for loan losses to loans	0.97%	0.96%	1.34%	1.45%	1.41%
Combined allowances for credit losses to loans [4]	0.98%	0.97%	1.37%	1.52%	1.43%
Miscellaneous (at December 31)
Number of employees (full-time equivalent)	5,107	5,313	4,930	4,884	4,789
Number of TransFund locations	2,463	2,426	2,223	2,021	1,972
Fiduciary assets	$52,352,135	$44,841,339	$48,761,477	$42,378,053	$38,333,638
Mortgage loans serviced for others	20,727,106	21,658,335	22,046,632	21,997,568	19,678,226

[1]
Non-GAAP measure to net interchange charges for 2015-2017 between transaction card revenue and data processing and communications expense as a result of the revenue recognition standard implemented January 1, 2018. This measure has no effect on net income or earnings per share.

[2]	Includes nonaccruing loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.

[3]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government.

[4]	Includes allowance for loan losses and accrual for off-balance sheet credit risk.

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

The U.S. economy completed its 11th year of expansion in 2019. The unemployment rate dropped to historic lows of 3.5% during the year. GDP grew 2.2% and is expected to remain close to 2% in 2020. Inflation also remained low, below 2% for 2019 and is expected to remain close to 2% in 2020. The Federal Reserve decreased the target range for the federal funds rate by 25 basis points three times during the second half of 2019. The 10-year U.S. Treasury note finished the year yielding 1.92% versus 2.69% at December 31, 2018.

Performance Summary

Net income for the year ended December 31, 2019 totaled $500.8 million or $7.03 per diluted share compared with net income of $445.6 million or $6.63 per diluted share for the year ended December 31, 2018.

We incurred $17.2 million of closing and integration costs in 2019 related to the acquisition of CoBiz Financial, Inc. ("CoBiz") on October 1, 2018, which resulted in an $0.18 per share reduction in 2019. We incurred $16.6 million of closing and integrations costs in 2018, resulting in an $0.18 per share reduction. A fee earned through the sale of client assets of $15.4 million was recognized in Fiduciary and asset management fees in 2018 for a $0.17 per share addition. The fluctuation discussion in the highlights below exclude the impact of these items.

Highlights of 2019 included:

•
Net interest revenue totaled $1.1 billion for 2019, up from $984.9 million for 2018. CoBiz added $158.5 million to net interest revenue in 2019 and $43.1 million to net interest revenue in 2018. Net interest margin was 3.11% for 2019 compared to 3.20% for 2018. Average earning assets were $36.4 billion for 2019, up $5.4 billion over 2018. The increase was largely due to acquired loans and the expansion of the available for sale securities portfolio as we repositioned the balance sheet for a lower rate environment.

•
Fees and commissions revenue was $702.2 million for 2019, an increase of $74.4 million compared to 2018. Brokerage and trading revenue increased $51.5 million due to increased trading in residential mortgage-backed securities. Mortgage banking revenue increased $9.8 million. Lower mortgage interest rates have increased both mortgage loan production and trading activities. Fiduciary and asset management revenue increased $7.7 million.

•
Other operating expense totaled $1.1 billion, a $103.6 million increase compared to 2018, including $84.0 million of costs related to CoBiz operations in 2019 and $29.7 million in 2018. Excluding CoBiz operating costs, personnel expense increased $49.3 million, primarily due to an increase in incentive compensation expense combined with annual merit increases. Non-personnel expense remained consistent with 2018.

•
Based on an evaluation of all credit factors, including specific impairment of two shared national credit energy loans where the Company is not the lead agent, changes in nonaccruing and potential problem loans and net charge-offs, the Company recorded a $44.0 million provision for credit losses in 2019. An $8.0 million provision for credit losses was recorded in 2018. Nonaccruing loans not guaranteed by U.S. government agencies increased $19 million compared to December 31, 2018. Potential problem loans decreased $55 million while other loans especially mentioned increased $28 million. Net charge-offs were $41 million or 0.19% of average loans for 2019, compared to net charge-offs of $33 million or 0.18% of average loans for 2018. At December 31, 2019, the combined allowance for credit losses totaled $212 million or 0.98% of outstanding loans and 1.06%, excluding loans from CoBiz measured at acquisition date fair value.

•
Period-end outstanding loan balances were $21.8 billion at December 31, 2019, a $94 million increase over the prior year. An increase in commercial loan balances of $396 million was largely offset by a decrease in commercial real estate loans of $331 million.

•
Period-end deposits totaled $27.6 billion at December 31, 2019, a $2.4 billion increase compared to December 31, 2018. Interest-bearing transaction deposits increased $3.2 billion, while demand deposit balances decreased $953 million.

•
Common equity Tier 1 capital ratio was 11.39% at December 31, 2019. In addition, the Tier 1 capital ratio was 11.39%, total capital ratio was 12.94% and leverage ratio was 8.40% at December 31, 2019. At December 31, 2018, the Tier 1 capital ratio was 10.92%, the total capital ratio was 12.50% and the leverage ratio was 8.96%.

•	The Company repurchased 1,572,322 shares at an average price of $82.35 per share during 2019 and 615,840 shares at an average price of $86.82 during 2018.

•	The Company paid cash dividends of $2.01 per common share during 2019 and $1.90 per common share in 2018.

Net income for the fourth quarter of 2019 totaled $110.4 million or $1.56 per diluted share, compared to $108.5 million or $1.50 per diluted share for the fourth quarter of 2018. The fourth quarter of 2018 earnings per share included a $0.15 per share reduction as a result of CoBiz closing and integration costs of $14.5 million. The highlights below exclude this amount.

Highlights of the fourth quarter of 2019 included:

•
Net interest revenue totaled $270.2 million for the fourth quarter of 2019, a decrease of $15.4 million compared to the fourth quarter of 2018. Net interest margin was 2.88% for the fourth quarter of 2019 and 3.40% for the fourth quarter of 2018. Net interest revenue decreased largely due to three 25 basis point decreases in the federal funds rate by the Federal Reserve during the second half of 2019.

•
Fees and commissions revenue totaled $179.4 million, up $19.3 million over the fourth quarter of 2018. Brokerage and trading revenue increased $15.7 million and mortgage banking revenue increased $3.5 million, both largely affected by lower mortgage interest rates.

•
Operating expenses in the fourth quarter totaled $288.8 million, an $18.7 million increase compared to the prior year. Personnel expense increased $13.4 million primarily due to higher incentive compensation expense. Non-personnel expenses increased $5.3 million, largely due to increased data processing and communications expense and mortgage banking costs.

•
Based on an evaluation of all credit factors, the Company recorded a $19 million provision for credit losses in the fourth quarter of 2019 and a $9 million provision for credit losses in the fourth quarter of 2018.

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

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk

The appropriateness of the allowance for loan losses and accrual for off-balance sheet credit risk is assessed quarterly by management based on an ongoing evaluation of the probable estimated losses inherent in the loan portfolio and probable estimated losses on unused commitments to provide financing. A consistent, well-documented methodology has been developed and is applied by an independent Credit Administration department to ensure consistency across the Company. The allowance for loan losses consists of specific allowances attributed to certain impaired loans that have not yet been charged down to amounts we expect to recover, general allowances for unimpaired loans that are based on estimated loss rates by loan class and nonspecific allowances for risks beyond factors specific to a particular portfolio segment or loan class. There were no material changes in the approach or techniques utilized in developing the allowance for loan losses and accrual for off-balance sheet credit risk during 2019.

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

General allowances for unimpaired loans are based on estimated loss rates by loan class. The appropriate historical gross loss rate for each loan class is determined by the greater of the current loss rate based on the most recent twelve months or average gross loss rate over the long-term credit cycle. Recoveries are not directly considered in the estimation of historical loss rates. Recoveries generally do not follow predictable patterns and are not received until well-after the charge-off date as a result of protracted legal proceedings. For risk graded loans, historical loss rates are adjusted for changes in risk rating. For each loan class, the weighted average current risk grade is compared to the weighted average long-term risk grade. This comparison determines whether the risk in each loan class is increasing or decreasing. Historical loss rates are adjusted upward or downward in proportion to changes in weighted average risk grading. General allowances for unimpaired loans also consider inherent risks identified for a given loan class. Inherent risks include consideration of the loss rates that most appropriately represent the current credit cycle and other factors attributable to a specific loan class which have not yet been represented in the historical gross loss rates or risk grading. Examples of these factors include changes in commodity prices or engineering imprecision, which may affect the value of reserves that secure our energy loan portfolio, construction risk that may affect commercial real estate loans, changes in regulations and public policy that may disproportionately impact health care loans and changes in loan product types.

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

A hierarchy for fair value has been established that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories: unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), other observable inputs that can be observed either directly or indirectly (Level 2) and unobservable inputs for assets or liabilities (Level 3). Fair value may be recorded for certain assets and liabilities every reporting period on a recurring basis or under certain circumstances on a non-recurring basis. Fair value measurements of significant assets or liabilities that are based on unobservable inputs (Level 3) are considered Critical Accounting Policies and Estimates. Additional discussion of fair value measurement and disclosure is included in Notes 7 and 19 of the Consolidated Financial Statements.

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

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point increase in primary mortgage interest rates to increase the fair value of our servicing rights by $30 million. We expect a $42 million decrease in the fair value of our mortgage servicing rights from a 50 basis point decrease in primary mortgage interest rates.

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

Tax-equivalent net interest revenue totaled $1.1 billion for 2019, up from $993.8 million for 2018. Tax-equivalent net interest revenue increased $130.7 million over the prior year. The acquisition of CoBiz in the fourth quarter of 2018 added $158.5 million to net interest revenue in 2019 and $43.1 million to net interest revenue in 2018. This includes $37.8 million of net purchase discount accretion for 2019 and $6.4 million for 2018. Net interest revenue decreased $13.7 million due to rates and increased $144.4 million from growth in earning assets. Table 2 shows the effects on net interest revenue due to changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities. In addition, see the Annual and Quarterly Financial Summary of consolidated daily average balances, yields and rates following the Consolidated Financial Statements.

Net interest margin was 3.11% for 2019 and 3.20% for 2018. The tax-equivalent yield on earning assets was 4.27% for 2019, up from 3.98% in 2018. Short-term interest rate increases during the first half of the year resulting from four 25 basis point increases in the federal funds rate by the Federal Reserve during 2018 were partially offset by three 25 basis point decreases in the federal funds rate in the second half of 2019. Loan yields increased 33 basis points to 5.13%. The available for sale securities portfolio yield increased 23 basis points to 2.58%. The yield on interest-bearing cash and cash equivalents increased 48 basis points to 2.28%. The yield on trading securities fell 29 basis points to 3.55%.

Funding costs increased 42 basis points over 2018. The cost of interest-bearing deposits increased 39 basis points. The cost of other short-term borrowings increased 35 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 45 basis points for 2019, up from 41 basis points for 2018.

Average earning assets for 2019 increased $5.4 billion or 18% over 2018, largely due to acquired loans combined with the expansion of the available for sale securities portfolio. Average loans, net of allowance for loan losses, increased $3.4 billion. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $1.8 billion. We purchase securities to supplement earnings and to manage interest rate risk. We have increased the size of our bond portfolio during the second half of 2019 in order to reduce our exposure to falling short-term interest rates. Fair value option securities, which we hold as an economic hedge against changes in the fair value or mortgage servicing rights, increased $682 million. Trading securities balances increased $242 million. Average interest-bearing cash and cash equivalents decreased $704 million.

Total average deposits grew by $2.8 billion over the prior year, largely related to acquired deposits. Average interest-bearing transaction account balances increased $2.5 billion. Average demand deposit balances increased $219 million. Average short-term borrowings increased $2.9 billion over the prior year, primarily from increased borrowings from federal funds purchased and the Federal Home Loan Banks.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report. As shown in Table 21, approximately 77% of our commercial and commercial real estate loan portfolios are either variable rate loans or fixed rate loans that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed rate residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also may use derivative instruments to manage our interest rate risk.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 2 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Fourth Quarter 2019 Net Interest Revenue

Tax-equivalent net interest revenue totaled $273.0 million for the fourth quarter of 2019, a decrease of $15.8 million compared to the fourth quarter of 2018. CoBiz added $30.4 million to net interest revenue in the fourth quarter of 2019 and $43.1 million to net interest revenue in the fourth quarter of 2018. The fourth quarter of 2019 included $5.8 million of net purchase accounting discount accretion and the fourth quarter of 2018 included $6.4 million. Net interest revenue decreased $28.9 million primarily due to three 25 basis point decreases in the federal funds rate by the Federal Reserve during 2019. This was partially offset by an increase of $13.1 million primarily due to the growth in average available for sale securities, fair value option securities, and loan balances.

Net interest margin was 2.88% for the fourth quarter of 2019 compared to 3.40% for the fourth quarter of 2018. The tax-equivalent yield on earning assets was 3.93% for the fourth quarter of 2019, a decrease of 40 basis points compared to the fourth quarter of 2018. Loan yields decreased 34 basis points to 4.75%, primarily due to federal funds rate cuts in 2019. Yield on trading securities decreased 91 basis points to 3.19% and the yield on fair value option securities decreased 94 basis points to 2.62%.

Funding costs decreased 2 basis points compared to the fourth quarter of 2018. The cost of interest-bearing deposits increased 22 basis points over the fourth quarter of 2018. The cost of other short-term borrowings decreased 50 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 35 basis points in the fourth quarter of 2019, down from 49 basis points in the fourth quarter of 2018, primarily due to a decrease in demand deposits and an increase in receivables from our trading activity.

Average earning assets for the fourth quarter of 2019 increased $4.4 billion over the fourth quarter of 2018. Available for sale securities increased $2.6 billion as the balance sheet is repositioned for the current rate environment. Fair value option securities held as an economic hedge of our mortgage servicing rights increased $1.2 billion. Average loans, net of allowance for loan losses, increased $661 million.

Average deposits increased $2.0 billion over the fourth quarter of 2018. Average interest-bearing transaction accounts increased $2.9 billion, partially offset by a decrease in average demand deposit balances of $1.0 billion. Average short-term borrowings increased $2.8 billion.

2018 Net Interest Revenue

Tax-equivalent net interest revenue for 2018 was $993.8 million, up from $858.9 million for 2017. The acquisition of CoBiz in the fourth quarter of 2018 added $43.1 million to net interest revenue, including $6.4 million of net purchase accounting discount accretion. Net interest revenue increased $55.5 million due to rates and $79.4 million from growth in earning assets. The benefit of an increase in short-term interest rates during 2018 on the loan portfolio and interest-bearing cash and cash equivalents yields was partially offset by higher borrowing costs.

Net interest margin was 3.20% for 2018 compared to 2.92% for 2017. The tax-equivalent yield on average earning assets increased 62 basis points over 2017, primarily due to increases in short-term interest rates resulting from four 25 basis point increases in federal funds rate during the year. Loan yields increased 67 basis points. The yield on interest-bearing cash and cash equivalents increased 70 basis points. The available for sale securities portfolio yield increased 22 basis points. The cost of interest-bearing liabilities increased 52 basis points. The cost of interest-bearing deposits increased 30 basis points and the cost of other short-term borrowings increased 86 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 41 basis points for 2018, compared to 23 basis points for 2017, primarily due to interest rate increases during 2018.

Average earning assets increased $1.4 billion or 5% over 2017 with $950 million due to CoBiz. Average loans, net of allowance for loan losses, increased $1.6 billion led by growth in commercial and commercial real estate loans. Trading securities balances increased $1.0 billion, primarily related to expanded U.S. mortgage-backed securities trading activity. The average balance of available for sale securities decreased $144 million. Total average deposits grew by $624 million over 2017, including $859 million from the CoBiz acquisition. Excluding acquired deposits, average demand deposit account balances decreased $131 million, average interest-bearing transaction deposits decreased $62 million and average time deposit balances decreased $81 million. Borrowings from the Federal Home Loan Banks increased $325 million and funds purchased and repurchase agreements increased $392 million compared to 2017.

Table 2 – Volume/Rate Analysis
(In thousands)

	Year Ended			Year Ended
	December 31, 2019 / 2018			December 31, 2018 / 2017
		Change Due To1			Change Due To1
	Change	Volume	Yield / Rate	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(10,119)	$(14,371)	$4,252	$205	$(11,155)	$11,360
Trading securities	4,012	8,666	(4,654)	40,311	37,008	3,303
Investment securities	(1,431)	(2,597)	1,166	(2,944)	(2,504)	(440)
Available for sale securities	56,629	35,720	20,909	19,404	581	18,823
Fair value option securities	17,731	19,592	(1,861)	(1,550)	(3,541)	1,991
Restricted equity securities	5,305	5,696	(391)	3,065	1,880	1,185
Residential mortgage loans held for sale	(1,018)	(535)	(483)	(583)	(1,645)	1,062
Loans	235,141	168,241	66,900	189,518	68,882	120,636
Total tax-equivalent interest revenue	306,250	220,412	85,838	247,426	89,506	157,920
Interest expense:
Transaction deposits	66,995	20,057	46,938	37,232	1,748	35,484
Savings deposits	238	66	172	80	35	45
Time deposits	12,788	1,302	11,486	4,402	(769)	5,171
Funds purchased and repurchase agreements	43,796	28,392	15,404	8,351	2,369	5,982
Other borrowings	46,417	20,787	25,630	60,856	5,023	55,833
Subordinated debentures	5,286	5,398	(112)	1,588	1,665	(77)
Total interest expense	175,520	76,002	99,518	112,509	10,071	102,438
Tax-equivalent net interest revenue	130,730	144,410	(13,680)	134,917	79,435	55,482
Change in tax-equivalent adjustment	2,718			(8,249)
Net interest revenue	$128,012			$143,166
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Table 2 – Volume/Rate Analysis (continued)
(In thousands)

	Three Months Ended
	December 31, 2019 / 2018
		Change Due To1
	Change	Volume	Yield / Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(835)	$44	$(879)
Trading securities	(6,621)	(2,589)	(4,032)
Investment securities	(387)	(626)	239
Available for sale securities	14,607	14,433	174
Fair value option securities	6,910	8,988	(2,078)
Restricted equity securities	643	1,494	(851)
Residential mortgage loans held for sale	2	219	(217)
Loans	(10,396)	8,261	(18,657)
Total tax-equivalent interest revenue	3,923	30,224	(26,301)
Interest expense:
Transaction deposits	13,554	6,560	6,994
Savings deposits	6	7	(1)
Time deposits	2,661	444	2,217
Funds purchased and repurchase agreements	12,077	10,731	1,346
Other borrowings	(8,599)	(652)	(7,947)
Subordinated debentures	2	(9)	11
Total interest expense	19,701	17,081	2,620
Tax-equivalent net interest revenue	(15,778)	13,143	(28,921)
Change in tax-equivalent adjustment	(341)
Net interest revenue	$(15,437)
1 Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $694.4 million for 2019, an increase of $77.6 million or 13% over 2018 driven by growth in brokerage and trading revenue and mortgage banking revenue.

A $15.4 million fee earned through the sale of client assets was recognized as fiduciary and asset management revenue in 2018. This fee is excluded from the fluctuation discussion below.

Table 3 – Other Operating Revenue
(In thousands)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Brokerage and trading revenue	$159,826	$108,323	$131,601	$138,377	$129,556
Transaction card revenue[1]	87,216	84,025	81,143	78,347	73,650
Fiduciary and asset management revenue	177,025	184,703	162,889	135,387	126,034
Deposit service charges and fees	112,485	112,153	112,079	111,589	109,592
Mortgage banking revenue	107,541	97,787	104,719	133,914	126,002
Other revenue	58,108	56,185	49,738	50,372	50,195
Total fees and commissions revenue	702,201	643,176	642,169	647,986	615,029
Other gains (losses), net	9,351	(2,265)	11,434	4,687	5,390
Gain (loss) on derivatives, net	14,951	(422)	779	(15,685)	430
Gain (loss) on fair value option securities, net	15,787	(25,572)	(2,733)	(10,555)	(3,684)
Change in fair value of mortgage servicing rights	(53,517)	4,668	172	(2,193)	(4,853)
Gain (loss) on available for sale securities, net	5,597	(2,801)	4,428	11,675	12,058
Total other-than-temporary impairment	—	—	—	—	(2,443)
Portion of loss recognized in (reclassified from) other comprehensive income	—	—	—	—	624
Net impairment losses recognized in earnings	—	—	—	—	(1,819)
Total other operating revenue	$694,370	$616,784	$656,249	$635,915	$622,551

Non-GAAP Reconciliation:[1]
Transaction card revenue on income statement	87,216	84,025	119,988	116,452	109,579
Netting adjustment	—	—	(38,845)	(38,105)	(35,929)
Transaction card revenue after netting adjustment	87,216	84,025	81,143	78,347	73,650

[1]
Non-GAAP measure to net interchange charges for 2015-2017 between transaction card revenue and data processing and communications expense as a result of the revenue recognition standard implemented January 1, 2018. This measure has no effect on net income or earnings per share.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 39% of total revenue for 2019, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as rising interest rates resulting in growth in net interest revenue or fiduciary and asset management revenue, may also decrease mortgage banking production volumes. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail broker and investment banking, increased $51.5 million or 48% over the prior year.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage-banking customers to manage their production risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities, asset-backed securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $88.6 million for 2019, an increase of $60.5 million over 2018. Lower mortgage interest rates during 2019 increased customer mortgage-backed trading activities. In addition, trading revenue growth reflected a shift in the mix of our to-be-announced residential mortgage backed securities contracts from our customer hedging program to our trading program.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Derivative contracts executed with customers are offset with contracts between selected counterparties and exchanges to minimize market risk from changes in commodity prices, interest rates or foreign exchange rates. Customer hedging revenue totaled $18.9 million for 2019, a decrease of $19.9 million or 51% compared to 2018.

Revenue earned from retail brokerage transactions totaled $16.1 million for 2019, a decrease of $1.8 million or 10% compared to the prior year. Retail brokerage revenue is primarily based on fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Revenue is primarily based on the volume of customer transactions and applicable commission rate for each type of product.

Insurance brokerage fees were $13.9 million for 2019, an increase of $9.7 million compared to the prior year due to a full year of operations with the addition of CoBiz in October, 2018.

Investment banking, which includes fees earned upon completion of underwriting, financial advisory services and loan syndication fees, totaled $22.3 million for 2019, an increase of $3.1 million or 16% compared to 2018, related to the timing and volume of completed transactions.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of TransFund automated teller machine (“ATM”) locations and the number of merchants served. Transaction card revenue totaled $87.2 million for 2019, a $3.2 million or 4% increase over 2018. Revenues from the processing of transactions on behalf of the members of our TransFund electronic funds transfer ("EFT") network totaled $77.3 million, up $1.1 million or 1% over 2018. The number of TransFund ATM locations totaled 2,463 at December 31, 2019 compared to 2,426 at December 31, 2018. Merchant services fees paid by customers for account management and electronic processing of card transactions totaled $8.8 million, an increase of $982 thousand over the prior year.

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 90% of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to those asset values vary based on the nature of the relationship. Fiduciary and managed asset relationships generally have a higher fee rate than non-fiduciary and/or managed relationships.

Fiduciary and asset management revenue grew $7.7 million or 5% over 2018 primarily due to growth in managed fiduciary assets.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 4 -- Assets Under Management or Administration

	Year Ended December 31,
	2019			2018
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$10,441,048	$97,527	0.93%	$8,115,503	$92,633	1.14%
Institutional	13,512,904	25,603	0.19%	13,119,497	22,488	0.17%
Total managed fiduciary assets	23,953,952	123,130	0.51%	21,235,000	115,121	0.54%

Non-managed assets:
Fiduciary	28,398,183	52,480	0.18%	23,606,339	67,460	0.22%	[3]
Non-fiduciary	14,250,586	1,415	0.01%	15,964,854	2,122	0.01%
Safekeeping and brokerage assets under administration	16,138,240	—	—%	15,473,584	—	—%
Total non-managed assets	58,787,009	53,895	0.09%	55,044,777	69,582	0.10%

Total assets under management or administration	$82,740,961	$177,025	0.21%	$76,279,777	$184,703	0.22%	[3]

[1]	Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.

[2]	Revenue divided by period-end balance.
3 Margin excludes $15.4 million fee earned through client asset management.

A summary of changes in assets under management or administration for the year ended December 31, 2019 and 2018 follows:

Table 5 -- Changes in Assets Under Management or Administration

	Year Ended December 31,
	2019	2018
Beginning balance	$76,279,777	$81,827,797
Net inflows (outflows)	(257,531)	(6,812,199)
Change in assets from acquisitions	—	998,705
Net change in fair value	6,718,715	265,474
Ending balance	$82,740,961	$76,279,777

Mortgage banking revenue totaled $107.5 million for 2019, a $9.8 million or 10% increase compared to 2018. Mortgage production revenue increased $11.0 million. Production volume is up $446 million as average primary interest rates decreased 60 basis points compared to 2018. Gain on sale margin also increased 19 basis points to 1.44%. In 2019, we exited our lower margin online lead purchasing business to focus on our core competency of developing complete, long-term relationships with our clients. In addition, the lower mortgage interest rates in 2019 led to an increase in supply of mortgage applications, which further expanded margins. Mortgage servicing revenue was $64.8 million, relatively consistent with the prior year. The outstanding principal balance of mortgage loans serviced for others totaled $20.7 billion at December 31, 2019, a $931 million decrease compared to December 31, 2018.

Table 6 – Mortgage Banking Revenue
(In thousands)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Mortgage production revenue	$42,720	$31,690	$38,498	$69,628	$69,587

Mortgage loans funded for sale	$2,973,291	$2,587,297	$3,286,873	$6,117,417	$6,372,956
Add: Current year end outstanding commitments	158,460	160,848	222,919	318,359	601,147
Less: Prior year end outstanding commitments	160,848	222,919	318,359	601,147	627,505
Total mortgage production volume	2,970,903	2,525,226	3,191,433	5,834,629	6,346,598

Gain on sale margin	1.44%	1.25%	1.21%	1.19%	1.10%
Mortgage loan refinances to mortgage loans funded for sale	44%	28%	40%	51%	42%
Primary mortgage interest rates:
Average	3.94%	4.54%	3.99%	3.65%	3.85%
Period end	3.74%	4.55%	3.99%	4.32%	3.96%

Mortgage servicing revenue	$64,821	$66,097	$66,221	$64,286	$56,415
Average outstanding principal balance of mortgage loans serviced for others	21,257,462	21,891,749	22,055,002	20,837,897	17,920,557

Average mortgage servicing fee rates	0.30%	0.30%	0.30%	0.31%	0.31%

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
The net economic cost of the changes in fair value of mortgage servicing rights and related economic hedges was $17.9 million in 2019, including a $53.5 million decrease in the fair value of mortgage servicing rights, offset by a $30.4 million increase in the fair value of securities and derivative contracts held as an economic hedge and $5.2 million of related net interest revenue.

The net economic cost of changes in the fair value of mortgage servicing rights and related economic hedges was $15.6 million in 2018. The fair value of mortgage servicing rights increased $4.7 million. The fair value of securities and interest rate derivative contracts held as an economic hedge decreased $25.0 million. Net interest earned on securities held as an economic hedge was $4.8 million.

Table 7 – Gain (Loss) on Mortgage Servicing Rights, Net of Economic Hedge
(In thousands)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Gain (loss) on mortgage hedge derivative contracts, net	$14,589	$551	$681	$(15,696)	$634
Gain (loss) on fair value option securities, net	15,787	(25,572)	(2,733)	(10,555)	(3,684)
Gain (loss) on economic hedge of mortgage servicing rights	30,376	(25,021)	(2,052)	(26,251)	(3,050)
Gain (loss) on change in fair value of mortgage servicing rights	(53,517)	4,668	172	(2,193)	(4,853)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(23,141)	(20,353)	(1,880)	(28,444)	(7,903)
Net interest revenue on fair value option securities[1]	5,214	4,798	8,435	4,356	8,001
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$(17,927)	$(15,555)	$6,555	$(24,088)	$98

[1]	Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Fourth Quarter 2019 Other Operating Revenue

Other operating revenue was $178.6 million for the fourth quarter of 2019, an increase of $42.1 million compared to the fourth quarter of 2018.

A decrease in mortgage interest rates in 2019 increased mortgage banking revenue and related trading activity. Brokerage and trading revenue was $43.8 million for the fourth quarter of 2019, an increase of $15.7 million. Mortgage banking revenue was $25.4 million for the fourth quarter of 2019, an increase of $3.5 million. Mortgage loan production volumes were $635 million for the fourth quarter of 2019, compared to $460 million in the fourth quarter of 2018.

The fourth quarter of 2019 included a $3.7 million decrease in the fair value of mortgage servicing rights, net of economic hedges, while the fourth quarter of 2018 included a $12.4 million decrease.

Other gains and losses, net, increased $6.7 million primarily due to changes in the fair value of assets related to the deferred compensation plan and equity securities not held for trading purposes.

2018 Other Operating Revenue

Other operating revenue totaled $616.8 million for 2018, a decrease of $39.5 million or 6% compared to 2017. The change in the fair value of mortgage servicing rights, net of economic hedges, decreased operating revenue in 2018 by $20.4 million compared to a decrease in operating revenue of $1.9 million in 2017 as a result of mortgage rate volatility in 2018.

Brokerage and trading revenue for 2018 decreased $23.3 million compared to 2017. During 2018, we significantly expanded our U.S. government residential mortgage-backed securities trading activities. Net interest revenue on our trading portfolio grew $37.0 million. However, trading revenue decreased $15.5 million in 2018, primarily due to an $18.3 million increase in hedging costs. Customer hedging revenue decreased $5.3 million compared to 2017. The volume of derivative contracts sold to our mortgage banking customers used to hedge their pipelines of mortgage loan originations decreased as average mortgage rates rose during 2018.

Transaction card revenue grew by $2.9 million over 2017 primarily due to growth in transaction volumes. Fiduciary and asset management fees increased $6.4 million primarily due to growth in managed fiduciary assets.

Mortgage banking revenue decreased by $6.9 million compared 2017 mainly due to a decrease in production volume as average primary interest rates climbed 56 basis points.

Other Operating Expense

Other operating expense for 2019 totaled $1.1 billion, a $104.2 million or 10% increase over the prior year. CoBiz added $17.2 million in closing and integration costs during 2019 and $16.6 million in 2018. Operations related to CoBiz added $84.0 million to other operating expense in 2019 and $29.7 million in 2018. Excluding those costs, operating expense increased $49.3 million, mostly related to incentive compensation. The fluctuation discussion below excludes closing and integration costs.

Table 8 – Other Operating Expense
(In thousands)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Regular compensation	$395,902	$358,280	$333,226	$332,740	$313,403
Incentive compensation:
Cash-based compensation	144,526	132,593	127,964	128,077	114,305
Share-based compensation	15,544	4,229	23,602	10,464	12,358
Deferred compensation	8,711	(1,076)	4,091	1,687	361
Total incentive compensation	168,781	135,746	155,657	140,228	127,024
Employee benefits	95,882	89,105	84,525	80,151	74,871
Total personnel expense	660,565	583,131	573,408	553,119	515,298
Business promotion	35,662	30,523	28,877	26,582	27,851
Charitable contributions to BOKF Foundation	3,000	2,846	2,000	2,000	796
Professional fees and services	54,861	59,099	51,067	56,783	40,123
Net occupancy and equipment	110,275	97,981	86,477	80,024	76,016
Insurance	20,906	23,318	19,653	32,489	20,375
Data processing & communications[1]	124,983	114,796	108,125	93,736	86,454
Printing, postage and supplies	16,517	17,169	15,689	15,584	13,498
Net losses & operating expenses of repossessed assets	6,707	17,052	9,687	3,359	1,446
Amortization of intangible assets	20,618	9,620	6,779	6,862	4,359
Mortgage banking costs	50,685	46,298	52,856	61,387	38,813
Other expense	27,602	26,333	32,054	47,560	35,233
Total other operating expense	$1,132,381	$1,028,166	$986,672	$979,485	$860,262

Average number of employees (full-time equivalent)	5,155	4,993	4,900	4,872	4,797

Non-GAAP Reconciliation:[1]
Data processing and communications expense on income statement	124,983	114,796	146,970	131,841	122,383
Netting adjustment	—	—	(38,845)	(38,105)	(35,929)
Data processing and communications expense after netting adjustment	124,983	114,796	108,125	93,736	86,454

[1]
Non-GAAP measure to net interchange charges for 2015-2017 between transaction card revenue and data processing and communications expense as a result of the revenue recognition standard implemented January 1, 2018. This measure has no effect on net income or earnings per share.

Personnel expense

Personnel expense increased $80.3 million in 2019. Regular compensation expense, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $36.0 million or 10% over 2018. CoBiz employees added $33.9 million in 2019 and $13.5 million in 2018. The remaining increase is primarily due to standard annual merit increases, which were effective for the majority of our staff on March 1. The average number of employees increased with the addition of CoBiz employees.

Incentive compensation increased $37.6 million or 29% compared to 2018. The addition of CoBiz employees added $8.4 million to incentive compensation in 2019 and $2.9 million in 2018. Cash-based incentive compensation plans, which are either intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions, grew $16.5 million over 2018.

Share-based compensation expense represents expense for equity awards based on the grant-date fair value. Non-vested shares generally cliff vest in 3 years and are subject to a two year holding period after vesting. The number of shares that will ultimately vest is determined by BOKF's change in earnings per share relative to a defined group of peer banks. Share-based compensation expense for equity awards increased $11.3 million compared to 2018, primarily due to an increase in the vesting probability of certain performance-based share awards.

The Company currently offers a deferred compensation plan for certain executive and senior officers. Deferred compensation expense increased $9.8 million compared to the prior year. Deferred compensation expense is largely offset by changes in the fair value of assets held in rabbi trusts for the benefit of participants, which is included in other gains (losses), net in the Consolidated Statements of Earnings.

Non-personnel operating expense

Non-personnel expense increased $23.3 million or 5% over the prior year.

Intangible asset amortization increased $11.0 million due to the addition of CoBiz. Occupancy and equipment expense increased $8.4 million or 9%, primarily related to CoBiz operations. Data processing and communications expense increased $8.5 million or 7% primarily due to technology project costs. Mortgage banking expense increased $4.4 million or 9%, primarily due to an increase in prepayments.

Net losses and operating expenses of repossessed assets decreased $10.3 million over the prior year mainly due to write-downs on a set of oil and gas properties and a healthcare property in 2018. Insurance expense decreased $2.6 million or 11%, largely due to the elimination of a large bank deposit insurance surcharge assessed by the FDIC in the fourth quarter of 2018.

Fourth Quarter 2019 Operating Expenses

Other operating expense for the fourth quarter of 2019 totaled $288.8 million, an increase of $4.2 million compared to the fourth quarter of 2018. The fourth quarter of 2018 included $14.5 million of CoBiz closing and acquisition costs. The discussion following excludes these costs.

Personnel expense increased $13.4 million over the fourth quarter of 2018, primarily due to an increase in incentive compensation of $17.6 million. Share-based compensation expense increased $5.6 million mainly due to changes in vesting assumptions related to the Company's earnings per share growth relative to a defined peer group. Deferred compensation expense increased $6.1 million, which is largely offset by changes in the fair value of assets held in rabbi trusts for the benefit of participants. Cash based incentive compensation increased $5.9 million due to increased sales activity. These increases were partially offset by a decrease in employee benefit costs of $3.6 million, primarily related to a reduction in employee insurance costs.

Non-personnel expense increased $5.3 million compared to the fourth quarter of 2018, largely due to increases in data processing and communications expense and mortgage banking costs.

2018 Operating Expenses

Other operating expense totaled $1.0 billion for 2018, a $41.5 million or 4% increase over 2017. Closing and integration costs were $16.6 million and operating expenses related to CoBiz were $29.7 million in 2018.

Personnel expense increased $4.0 million in 2018. A $24.9 million increase in regular compensation expense largely as a result of the addition of Cobiz employees in the fourth quarter was partially offset by a $24.6 million decrease in incentive compensation due to changes in vesting assumptions.

Non-personnel expense increased $20.9 million or 5% over 2017. Occupancy and equipment expense increased $11.4 million, primarily related to the addition of CoBiz operating expenses and the new Oklahoma City office. Data processing and communications expense increased $6.3 million due to technology project costs. Insurance expense increased $3.7 million. The Company received $5.1 million in credits during 2017 related to the revision of certain inputs to the assessment calculation filed for years 2013 through 2016. Net losses and operating expenses of repossessed assets increased $7.4 million mainly due to write-downs on a set of oil and gas properties and a healthcare property.

Mortgage banking expense decreased $6.6 million, largely due to a reduction in accruals related to default servicing and loss mitigation costs on loans serviced for others. Other expense decreased $5.7 million primarily due to reductions in litigation expenses and expenses related to merchant banking investments that were sold in 2017.
Income Taxes

Income tax expense was $130.2 million or 20.6% of net income before taxes for 2019, $119.1 million or 21.1% of net income before taxes for 2018 and $182.6 million or 35.2% of net income before taxes for 2017.

In 2018, we completed our accounting for uncertainties that resulted from the Tax Reform Act. Resolution of these uncertainties decreased 2018 tax expense by $1.7 million. Excluding these adjustments, the 2018 effective tax rate would have been 21.4%.

Net deferred tax liabilities totaled $26 million at December 31, 2019 compared to net deferred tax assets of $35 million at December 31, 2018. We have evaluated the recoverability of our deferred tax assets based on the generation of future taxable income during the periods in which those temporary differences become deductible and determined that no valuation allowance was required in 2019 and 2018.

Income tax expense was $30.3 million or 21.5% of net income before taxes for the fourth quarter of 2019 compared to $20.1 million or 15.7% of net income before taxes for the fourth quarter of 2018.

Table 9 – Selected Quarterly Financial Data (Unaudited)
(In thousands, except per share data)

	2019
	First	Second	Third	Fourth
Interest revenue	$376,074	$390,820	$395,207	$369,857
Interest expense	97,972	105,388	116,111	99,608
Net interest revenue	278,102	285,432	279,096	270,249
Provision for credit losses	8,000	5,000	12,000	19,000
Net interest revenue after provision for credit losses	270,102	280,432	267,096	251,249

Fees and commissions revenue	160,552	176,108	186,119	179,422
Gain on financial instruments and other assets, net	17,384	25,512	12,924	(10,134)
Change in fair value of mortgage servicing rights	(20,666)	(29,555)	(12,593)	9,297
Other operating revenue	157,270	172,065	186,450	178,585

Personnel expense	169,228	160,342	162,573	168,422
Other non-personnel expense	117,929	116,795	116,719	120,373
Total other operating expense	287,157	277,137	279,292	288,795

Net income before taxes	140,215	175,360	174,254	141,039
Federal and state income taxes	29,950	37,580	32,396	30,257
Net income	110,265	137,780	141,858	110,782
Net income (loss) attributable to non-controlling interests	(347)	217	(373)	430
Net income attributable to shareholders of BOK Financial Corp. shareholders	$110,612	$137,563	$142,231	$110,352

Earnings per share:
Basic	$1.54	$1.93	$2.00	$1.56
Diluted	$1.54	$1.93	$2.00	$1.56

Average shares:
Basic	71,387,070	70,887,063	70,596,307	70,295,899
Diluted	71,404,388	70,902,033	70,609,924	70,309,644

Table 9 – Selected Quarterly Financial Data (Unaudited) (continued)
(In thousands, except per share data)

	2018
	First	Second	Third	Fourth
Interest revenue	$265,407	$294,180	$303,247	$365,592
Interest expense	45,671	55,618	62,364	79,906
Net interest revenue	219,736	238,562	240,883	285,686
Provision for credit losses	(5,000)	—	4,000	9,000
Net interest revenue after provision for credit losses	224,736	238,562	236,883	276,686

Fees and commissions revenue	159,614	157,258	166,197	160,107
Gain (loss) on financial instruments and other assets, net	(24,831)	(2,582)	(4,228)	581
Change in fair value of mortgage servicing rights	21,206	1,723	5,972	(24,233)
Other operating revenue	155,989	156,399	167,941	136,455

Personnel expense	139,947	138,947	143,531	160,706
Other non-personnel expense	104,483	107,529	109,086	123,937
Total other operating expense	244,430	246,476	252,617	284,643

Net income before taxes	136,295	148,485	152,207	128,498
Federal and state income taxes	30,948	33,330	34,662	20,121
Net income	$105,347	$115,155	$117,545	$108,377
Net income (loss) attributable to non-controlling interests	(215)	783	289	(79)
Net income attributable to shareholders of BOK Financial Corp. shareholders	$105,562	$114,372	117,256	108,456

Earnings per share:
Basic	$1.61	$1.75	$1.79	$1.50
Diluted	$1.61	$1.75	$1.79	$1.50

Average shares:
Basic	64,847,334	64,901,975	64,901,095	71,808,029
Diluted	64,888,033	64,937,226	64,934,351	71,833,334

Lines of Business

We operate three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer risk management products for small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through our consumer branch network and all mortgage banking activities. Wealth Management provides fiduciary services, private bank services, insurance and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

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

The operations of CoBiz, acquired on October 1, 2018, were allocated to the operating segments in the second quarter of 2019. Prior to April 1, 2019, CoBiz operations were included in Funds Management and other.

We allocate resources and evaluate the performance of our lines of business using the net direct contribution, which includes the allocation of funds, actual net credit losses and capital costs. In addition, we measure the performance of our business lines after allocations of certain indirect expenses and taxes based on statutory rates.

The cost of funds borrowed from the Funds Management unit by the operating lines of business is transfer priced at rates that approximate market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment risk and liquidity risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

The value of funds provided by the operating lines of business to the Funds Management unit is also based on rates that approximate wholesale market rates for funds with similar repricing and cash flow characteristics. Market rates are generally based on LIBOR or interest rate swap rates. The funds credit formula applied to deposit products with indeterminate maturities is established based on their repricing characteristics reflected in a combination of the short-term LIBOR rate and a moving average of an intermediate term swap rate, with an appropriate spread applied to both. Shorter duration products are weighted towards the short term LIBOR rate and longer duration products are weighted towards the intermediate swap rates. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years. During 2018, the funds transfer pricing rates for non-maturity deposits became inverted due to the flattening of the yield curve. Short term rates continued to increase while long term rates remained relatively flat. In order to appropriately reflect the organizational value of these deposits to the lines of business, effective January 1, 2019, we made adjustments that attribute more deposit credit value to the business lines, with the offset to Funds Management and other.

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

As shown in Table 10 following, net income attributable to our lines of business increased $81.8 million or 18% over the prior year. Net interest revenue grew by $135.2 million over the prior year, primarily due to the CoBiz acquisition combined with growth in average loan balances. Net charge-offs were up $9.8 million over the prior year. Other operating revenue increased $62.1 million and other operating expense increased $69.8 million.

Table 10 – Net Income by Line of Business
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Commercial Banking	$374,806	$333,515	$267,797
Consumer Banking	56,606	25,399	15,573
Wealth Management	95,331	86,027	59,849
Subtotal	526,743	444,941	343,219
Funds Management and other	(25,985)	705	(8,575)
Total	$500,758	$445,646	$334,644

Commercial Banking

Commercial Banking contributed $374.8 million to consolidated net income in 2019, up $41.3 million or 12% over the prior year. Growth in net interest revenue and fees and commissions revenue was partially offset by increased operating expense.

Table 11 – Commercial Banking
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net interest revenue from external sources	$919,148	$726,855	$618,325
Net interest expense from internal sources	(242,907)	(159,954)	(92,055)
Total net interest revenue	676,241	566,901	526,270
Net loans charged off	39,011	30,358	13,877
Net interest revenue after net loans charged off	637,230	536,543	512,393

Fees and commissions revenue[1]	168,667	161,949	163,107
Other gains, net	1,745	752	7,192
Other operating revenue	170,412	162,701	170,299

Personnel expense	163,106	122,863	117,824
Non-personnel expense[1]	89,353	79,232	79,864
Other operating expense	252,459	202,095	197,688

Net direct contribution	555,183	497,149	485,004
Gain on financial instruments, net	106	26	52
Gain (loss) on repossessed assets, net	331	(6,532)	(2,681)
Corporate expense allocations	43,055	36,670	28,060
Income before taxes	512,565	453,973	454,315
Federal and state income taxes	137,759	120,458	186,518
Net income	$374,806	$333,515	$267,797

Average assets	$22,807,589	$18,432,035	$17,766,027
Average loans	18,090,224	15,073,484	14,373,830
Average deposits	10,319,677	8,517,137	8,725,920
Average invested capital	2,218,013	1,561,623	1,338,468

[1]
Fees and commission revenue for 2017 has been adjusted on a comparable basis with 2019 and 2018 (Non-GAAP measure) to net interchange fees paid to issuing banks on card transactions processed by our TransFund merchant processing services for the twelve months ended December 31, 2017 as a result of the revenue recognition standard.

Net interest revenue increased $109.3 million or 19% over the prior year, primarily due to the allocation of CoBiz to the business lines and an increase in average originated loan balances, along with increased yields. Yields on deposits sold to the Funds Management unit also went up due to the increase in short-term interest rates. Net loans charged-off increased $8.7 million.

Fees and commissions revenue increased $6.7 million or 4% due to an increase in loan syndication fees based on the timing of completed transactions and an increase in revenues from the processing of transactions on behalf of the members of our TransFund EFT network, split almost equally.

Operating expense increased $50.4 million or 25% compared to 2018. Personnel expense increased $40.2 million or 33% primarily due to the incorporation of CoBiz employees combined with standard annual merit increases. Non-personnel expense increased $10.1 million or 13%, primarily due to increased intangible asset amortization related to CoBiz. Corporate expense allocations increased $6.4 million or 17% over the prior year.

The average outstanding balance of loans attributed to Commercial Banking was up $3.0 billion or 20% over 2018 to $18.1 billion. See the Loans section of Management's Discussion and Analysis of Financial condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $10.3 billion for 2018, a 21% increase compared to the prior year. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital for further discussion of change.

Consumer Banking

Consumer Banking services are provided through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets. In the first quarter of 2019, the strategic decision was made to exit our online lead buying business, HomeDirect, to focus more on our core competency of developing complete, long-term relationships with our clients through our traditional mortgage origination channel.

Net income attributed to Consumer Banking totaled $56.6 million for 2019, compared to $25.4 million in the prior year. Improved performance by Consumer Banking was largely due to the effect of changes in pricing of funds sold to the Funds Management unit combined with lower mortgage interest rates, which has increased mortgage banking activity and related revenue.

Table 12 – Consumer Banking
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net interest revenue from external sources	$99,679	$83,231	$84,286
Net interest revenue from internal sources	95,775	73,448	53,916
Total net interest revenue	195,454	156,679	138,202
Net loans charged off	6,271	5,143	4,786
Net interest revenue after net loans charged off	189,183	151,536	133,416

Fees and commissions revenue	187,996	178,174	185,030
Other losses, net	(496)	(51)	(152)
Other operating revenue	187,500	178,123	184,878

Personnel expense	96,518	96,234	100,695
Other non-personnel expense	134,398	134,841	141,110
Total other operating expense	230,916	231,075	241,805

Net direct contribution	145,767	98,584	76,489
Gain (loss) on financial instruments, net	30,375	(25,021)	(2,052)
Change in fair value of mortgage servicing rights	(53,517)	4,668	172
Gain on repossessed assets, net	496	247	223
Corporate expense allocations	47,169	44,398	49,344
Net income before taxes	75,952	34,080	25,488
Federal and state income taxes	19,346	8,681	9,915

Net income	$56,606	$25,399	$15,573

Average assets	$9,301,341	$8,303,263	$8,544,117
Average loans	1,762,915	1,731,894	1,734,836
Average deposits	6,876,676	6,560,145	6,610,134
Average invested capital	294,923	292,791	295,026

Net interest revenue from Consumer Banking activities grew by $38.8 million or 25% over 2018, primarily related to increased yields on deposit balances sold to the Funds Management unit. Average consumer deposits grew $317 million with demand deposit balances up by $287 million or 15%, largely due to the allocation of acquired deposits.

Fees and commissions revenue increased $9.8 million or 6% compared to the prior year. Lower mortgage interest rates increased mortgage loan origination volumes. Mortgage production volume increased $446 million or 18% and gain on sale margin increased 18 basis points. Operating expense remained relatively flat compared to 2018 and corporate expense allocations were $2.8 million or 6% higher than in the prior year.

Changes in the fair value of our mortgage servicing rights, net of economic hedges, as more fully presented in Table 7, resulted in a $23.1 million decrease to pre-tax net income for 2019 compared to a $20.4 million decrease to pre-tax net income in 2018.

Wealth Management

Wealth Management contributed $95.3 million to consolidated net income in 2019, up $9.3 million or 11% over the prior year. Prior year included an after tax benefit of $11.5 million as a result of a fee earned on the sale of client assets. Excluding this fee, net income for Wealth Management increased $20.8 million or 24% over 2018. This fee is excluded from the discussion below.

Table 13 – Wealth Management
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net interest revenue from external sources	$61,277	$81,528	$45,024
Net interest revenue from internal sources	38,815	31,480	38,344
Total net interest revenue	100,092	113,008	83,368
Net loans recovered	(308)	(288)	(696)
Net interest revenue after net loans recovered	100,400	113,296	84,064

Fees and commissions revenue	341,333	296,465	301,485
Other gains (losses), net	56	(96)	(51)
Other operating revenue	341,389	296,369	301,434

Personnel expense	201,368	184,144	183,727
Other non-personnel expense	75,899	73,506	70,768
Other operating expense	277,267	257,650	254,495

Net direct contribution	164,522	152,015	131,003
Gain on financial instruments, net	2	7	—
Gain (loss) on repossessed assets, net	—	—	387
Corporate expense allocations	36,239	35,920	32,693
Net income before taxes	128,285	116,102	98,697
Federal and state income tax	32,954	30,075	38,848

Net income	$95,331	$86,027	$59,849

Average assets	$10,204,426	$8,447,784	$7,072,622
Average loans	1,609,464	1,423,126	1,314,441
Average deposits	6,447,987	5,617,325	5,516,214
Average invested capital	274,599	251,401	232,729

Net interest revenue decreased $12.9 million or 11% over the prior year, largely due to decreased spreads on trading securities. Further, Wealth Management incurred additional funding costs related to an increase in non-interest bearing receivables on unsettled securities sales. Average loan balances were up $186 million or 13% over the prior year and average deposit balances increased $831 million or 15% largely due to the allocation of acquired loans and deposits.

Fees and commissions revenue increased $60.3 million or 21% compared to the prior year. Brokerage and trading revenue increased $50.5 million compared to the prior year due to increased trading activity as a result of lower mortgage interest rates. Fiduciary and asset management revenue increased $7.6 million compared to 2018.

Operating expense increased $19.6 million or 8% compared to the prior year. Personnel expense increased $17.2 million primarily due to the combination of standard annual merit increases and the increase of incentive compensation as a result of higher trading activity. Non-personnel expense increased $2.4 million or 3% over 2018 largely related to occupancy and equipment expense related to the new Oklahoma City office.

Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale.

Table 14 – Securities
(In thousands)

	December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading:
U.S. government agency debentures	$44,258	$44,264	$63,511	$63,765	$21,188	$21,196
Residential agency mortgage-backed securities	1,502,358	1,504,651	1,781,618	1,791,584	393,190	392,673
Municipal and other tax-exempt securities	26,136	26,196	34,508	34,507	13,476	13,559
Asset-backed securities	14,105	14,084	41,971	42,656	23,911	23,885
Other debt securities	34,705	34,726	24,346	24,411	11,359	11,363
Total trading securities	$1,621,562	$1,623,921	$1,945,954	$1,956,923	$463,124	$462,676

Investment:
Municipal and other tax-exempt	$93,653	$96,897	$137,296	138,562	$228,186	$230,349
Residential agency mortgage-backed securities	10,676	11,164	12,612	12,770	15,891	16,242
Other debt securities	189,089	206,341	205,279	215,966	217,716	233,444
Total investment securities	$293,418	$314,402	$355,187	$367,298	$461,793	$480,035

Available for sale:
U.S. Treasury	$1,598	$1,600	$496	$493	$1,000	$1,000
Municipal and other tax-exempt	1,789	1,861	2,782	2,864	27,182	27,080
Mortgage-backed securities:
Residential agency	7,956,297	8,046,096	5,886,323	5,804,708	5,355,148	5,309,152
Residential non-agency	25,968	41,609	40,948	59,736	74,311	93,221
Commercial agency	3,145,342	3,178,005	2,986,297	2,953,889	2,858,885	2,834,961
Other debt securities	500	472	35,545	35,430	25,500	25,481
Perpetual preferred stock[1]	—	—	—	—	12,562	15,767
Equity securities and mutual funds[1]	—	—	—	—	14,487	14,916
Total available for sale securities	$11,131,494	$11,269,643	$8,952,391	$8,857,120	$8,369,075	$8,321,578

Fair value option securities:
U.S. Treasury	$9,965	$9,917	$—	$—	$—	$—
Residential agency mortgage-backed securities	1,074,551	1,088,660	280,469	283,235	756,931	755,054
Total fair value option securities	$1,084,516	$1,098,577	$280,469	$283,235	$756,931	$755,054

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

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $11.1 billion at December 31, 2019, an increase of $2.2 billion compared to December 31, 2018. Available for sale securities consist primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans. At December 31, 2019, residential mortgage-backed securities represented 72% of total available for sale securities.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the effective duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities portfolios at December 31, 2019 is 3.2 years. Management estimates the combined portfolios' duration extends to 4.0 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.5 years assuming a 100 basis point decline in the current low rate environment.

The aggregate gross amount of unrealized losses on available for sale securities totaled $20 million at December 31, 2019, a $118 million decrease compared to December 31, 2018. On a quarterly basis, we perform an evaluation on debt securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the Consolidated Financial Statements. No other-than-temporary impairment charges were recognized in earnings in 2019.

Certain residential mortgage-backed securities issued by U.S. government agencies and included in Fair value option securities on the Consolidated Balance Sheets have been segregated and designated as economic hedges of changes in the fair value of our mortgage servicing rights. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights and related derivative contracts. Fair value option securities totaled $1.1 billion, an increase of $815 million due to an increase in the sensitivity of the fair value of mortgage servicing rights as mortgage interest rates declined significantly throughout 2019. See Market Risk section for further details.
Bank-Owned Life Insurance

We have approximately $390 million of bank-owned life insurance at December 31, 2019. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $301 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. As of December 31, 2019, the fair value of investments held in separate accounts was approximately $313 million. As the underlying fair value of the investments held in a separate account at December 31, 2019 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a domestic financial institution. The remaining cash surrender value of $89 million primarily represents the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $21.8 billion at December 31, 2019, an increase of $94 million over December 31, 2018. Growth in commercial and personal loan balances was partially offset by a decrease in commercial real estate and residential mortgage loans.

Table 15 – Loans
(In thousands)

	December 31,
	2019	2018	2017	2016	2015
Commercial:
Energy	$3,973,377	$3,590,333	$2,930,156	$2,497,868	$3,097,328
Services	3,122,163	3,258,192	2,528,389	2,632,036	2,480,361
Healthcare	3,033,916	2,799,277	2,314,753	2,201,916	1,883,380
Wholesale/retail	1,760,866	1,621,158	1,471,256	1,576,818	1,418,024
Public finance	709,868	804,550	464,145	487,020	308,714
Manufacturing	665,449	730,521	496,774	514,975	556,729
Other commercial and industrial	766,011	832,047	528,502	480,191	507,995
Total commercial	14,031,650	13,636,078	10,733,975	10,390,824	10,252,531

Commercial real estate:
Multifamily	1,265,562	1,288,065	980,017	903,272	751,085
Office	928,379	1,072,920	831,770	798,888	637,707
Industrial	856,117	778,106	573,014	871,749	563,169
Retail	775,521	919,082	691,532	761,888	796,499
Residential construction and land development	150,879	148,584	117,245	135,533	160,426
Other commercial real estate	457,325	558,056	286,409	337,716	350,147
Total commercial real estate	4,433,783	4,764,813	3,479,987	3,809,046	3,259,033

Residential mortgage:
Permanent mortgage	1,057,321	1,122,610	1,043,435	1,006,820	945,336
Permanent mortgages guaranteed by U.S. government agencies	197,794	190,866	197,506	199,387	196,937
Home equity	829,057	916,557	732,745	743,625	734,620
Total residential mortgage	2,084,172	2,230,033	1,973,686	1,949,832	1,876,893

Personal	1,201,382	1,025,806	965,776	839,958	552,697

Total	$21,750,987	$21,656,730	$17,153,424	$16,989,660	$15,941,154

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

Commercial loans totaled $14.0 billion or 65% of the loan portfolio at December 31, 2019, growing $396 million or 3% over December 31, 2018. This growth was led by a $383 million or 11% increase in energy sector loans. Healthcare sector loans were up $235 million or 8%. Wholesale/retail sector loans increased $140 million or 9%. Service sector loans decreased $136 million or 4%. Public finance loans decreased $95 million or 12%.

Table 16 presents our commercial loan portfolio distributed primarily by collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location.

Table 16 – Commercial Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/Missouri	Other	Total
Energy	$633,942	$2,314,404	$59,471	$579	$497,751	$12	$106,933	$360,285	$3,973,377
Services	606,021	700,916	172,878	13,173	578,835	448,573	253,823	347,944	3,122,163
Healthcare	246,485	424,041	121,940	78,488	310,580	274,064	271,802	1,306,516	3,033,916
Wholesale/retail	230,710	749,336	32,996	35,943	156,865	122,329	31,845	400,842	1,760,866
Public finance	62,743	161,792	37,247	—	167,790	82,667	—	197,629	709,868
Manufacturing	97,048	188,834	1,004	5,491	139,246	125,625	44,655	63,546	665,449
Other commercial and industrial	134,429	116,002	5,283	57,573	116,012	34,657	50,969	251,086	766,011
Total commercial loans	$2,011,378	$4,655,325	$430,819	$191,247	$1,967,079	$1,087,927	$760,027	$2,927,848	$14,031,650

The majority of our commercial portfolio is located within our geographic footprint. At December 31, 2019, the Other category is composed primarily of California totaling $583 million or 4% of the commercial portfolio, Florida totaling $248 million or 2% of the commercial portfolio, Louisiana totaling $169 million or 1% of the commercial portfolio, North Carolina totaling $163 million or 1% of the commercial portfolio, Pennsylvania totaling $157 million or 1% and Ohio totaling $140 million or 1%. All other states individually represent less than one percent of the total commercial loan portfolio.
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

Outstanding energy loans totaled $4.0 billion or 18% of total loans at December 31, 2019. Unfunded energy loan commitments decreased by $246 million during the year to $3.0 billion at December 31, 2019. Approximately $3.1 billion or 79% of energy loans were to oil and gas producers, a $188 million increase over December 31, 2018. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 58% of the committed production loans are secured by properties primarily producing oil and 42% of the committed production loans are secured by properties primarily producing natural gas. Loans to borrowers in the midstream sector of the industry totaled $609 million or 15% of energy loans, an increase of $189 million over the prior year. Loans to borrowers that provide services to the energy industry totaled $177 million or 4% of energy loans, an increase of $1.4 million during 2019. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales totaled $67 million or 2% of energy loans, an increase of $4.6 million over the prior year.

The services sector of the loan portfolio totaled $3.1 billion or 14% of total loans and consists of a large number of loans to a variety of businesses, including commercial services, Native American tribal governments, financial services, technology and media and education. Approximately $1.5 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

The healthcare sector of the loan portfolio totaled $3.0 billion or 14% of total loans and consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At December 31, 2019, the outstanding principal balance of these loans totaled $4.5 billion, including $2.2 billion in the energy sector. Approximately 85% of shared national credits are to borrowers with local market relationships. We serve as the agent lender in approximately 17% of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes. The majority of commercial real estate loans are secured by properties within our geographic footprint, with the larger concentrations in Texas with 24% of total commercial real estate loans, Oklahoma with 12% of total commercial real estate loans and Colorado with 11% of the total commercial real estate portfolio at December 31, 2019. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $4.4 billion or 20% of the loan portfolio at December 31, 2019. The outstanding balance of commercial real estate loans decreased $331 million compared to 2018. Loans secured by office buildings decreased $145 million or 13%. Loans secured by retail facilities decreased $144 million or 16%. Other real estate loans decreased $101 million or 18%. These decreases were partially offset by an increase of $78 million or 10% in loans secured by industrial facilities. The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 20% to 22% over the past five years. The commercial real estate segment of our loan portfolio distributed by collateral location follows in Table 17.

Table 17 – Commercial Real Estate Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Other	Total
Multifamily	$162,329	$391,904	$32,618	$55,808	$48,022	$169,681	$145,852	$259,348	$1,265,562
Office	125,552	151,130	114,706	19,872	84,917	74,947	58,143	299,112	928,379
Industrial	118,153	192,751	19,613	76	80,749	45,752	36,122	362,901	856,117
Retail	60,538	248,985	147,921	5,252	88,703	45,403	13,507	165,212	775,521
Residential construction and land development	6,433	37,035	14,332	91	54,643	5,854	5,267	27,224	150,879
Other commercial real estate	44,104	36,462	9,219	2,198	111,792	68,031	34,075	151,444	457,325
Total commercial real estate loans	$517,109	$1,058,267	$338,409	$83,297	$468,826	$409,668	$292,966	$1,265,241	$4,433,783

The Other category includes Utah with $275 million or 6% of total commercial real estate loans, California with $261 million or 6% of total commercial real estate loans, Georgia with $92 million or 2% of total commercial real estate loans and Nevada with $78 million or 2% of total commercial real estate loans. All other states individually represent less than 2% of the total commercial real estate loan population.

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

Residential mortgage loans totaled $2.1 billion, a $146 million or 7% decrease compared to December 31, 2018. In general, we sell the majority of our fixed rate loan originations that conform to U.S. government agency standards in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Collateral for 93% of our residential mortgage portfolio is located within our geographic footprint.

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

At December 31, 2019, $198 million of permanent residential mortgage loans are guaranteed by U.S. government agencies. We have minimal credit exposure on loans guaranteed by the agencies. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that are eligible to be repurchased. We may repurchase these loans when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them in the Consolidated Balance Sheets. Permanent residential mortgage loans guaranteed by U.S. government agencies increased $6.9 million or 4% over December 31, 2018.

Home equity loans totaled $829 million at December 31, 2019, an $88 million or 10% decrease compared to December 31, 2018. Our home equity portfolio is primarily composed of first-lien, fully amortizing home equity loans. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 50%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 10 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans have a 5 year revolving period followed by a 15 year term of amortizing repayments and may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information.

A summary of our home equity loan portfolio at December 31, 2019 by lien position and amortizing status follows in Table 18.

Table 18 – Home Equity Loans
(In thousands)

	Revolving	Amortizing	Total
First lien	$94,801	$428,622	$523,423
Junior lien	197,572	108,062	305,634
Total home equity	$292,373	$536,684	$829,057

Personal loans totaled $1.2 billion, growing by $176 million or 17% over the prior year. This growth is primarily due to loans to Wealth Management customers for investment in businesses that will be repaid from personal income.

The distribution of residential mortgage and personal loans at December 31, 2019 is presented in Table 19. Residential mortgage loans are distributed by collateral location. Personal loans are generally distributed by borrower location.

Table 19 – Residential Mortgage and Personal Loans by Collateral Location
(In thousands)

	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Other	Total
Residential mortgage:
Permanent mortgage	$165,598	$416,470	$61,622	$12,687	$194,921	$107,737	$52,472	$45,814	$1,057,321
Permanent mortgages guaranteed by U.S. government agencies	53,119	31,445	30,318	9,939	6,211	801	18,238	47,723	197,794
Home equity	355,092	135,192	74,896	7,935	116,326	36,277	53,166	50,173	829,057
Total residential mortgage	$573,809	$583,107	$166,836	$30,561	$317,458	$144,815	$123,876	$143,710	$2,084,172

Personal	$420,809	$461,382	$11,061	$10,862	$84,388	$86,055	$54,975	$71,850	$1,201,382

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by BOKF, NA are centrally managed by the Bank of Oklahoma division.
Table 20 – Loans Managed by Primary Geographical Market
(In thousands)

	December 31,
	2019	2018	2017	2016	2015
Texas:
Commercial	$6,174,894	$5,438,133	$4,520,401	$4,022,455	$3,908,425
Commercial real estate	1,259,117	1,341,783	1,261,864	1,415,011	1,204,202
Residential mortgage	268,282	266,805	233,675	233,981	219,126
Personal	458,893	394,743	375,084	306,748	203,496
Total Texas	8,161,186	7,441,464	6,391,024	5,978,195	5,535,249

Oklahoma:
Commercial	3,454,825	3,491,117	3,238,720	3,370,259	3,782,687
Commercial real estate	631,026	700,756	682,037	684,381	739,829
Residential mortgage	1,375,080	1,440,566	1,435,432	1,407,197	1,409,114
Personal	479,784	375,543	342,212	303,823	255,387
Total Oklahoma	5,940,715	6,007,982	5,698,401	5,765,660	6,187,017

Colorado:
Commercial	2,169,598	2,275,069	1,130,714	1,018,208	987,076
Commercial real estate	927,826	963,575	174,201	265,264	223,946
Residential mortgage	196,326	251,849	63,350	59,631	53,782
Personal	80,613	72,916	63,115	50,372	23,384
Total Colorado	3,374,363	3,563,409	1,431,380	1,393,475	1,288,188

Arizona:
Commercial	1,307,073	1,320,139	687,792	686,253	606,733
Commercial real estate	728,832	889,903	660,094	747,409	507,523
Residential mortgage	89,396	97,959	41,771	36,265	44,047
Personal	97,143	68,546	57,140	52,553	31,060
Total Arizona	2,222,444	2,376,547	1,446,797	1,522,480	1,189,363

Kansas/Missouri:
Commercial	527,872	659,793	717,408	807,816	499,412
Commercial real estate	322,541	343,228	273,116	338,762	200,791
Residential mortgage	66,771	77,971	94,844	97,685	22,148
Personal	64,298	91,441	106,512	108,455	26,994
Total Kansas/Missouri	981,482	1,172,433	1,191,880	1,352,718	749,345

New Mexico:
Commercial	305,320	340,489	343,296	399,256	375,839
Commercial real estate	402,148	383,670	341,282	284,603	313,422
Residential mortgage	80,325	87,346	98,018	108,058	120,507
Personal	9,932	10,662	11,721	11,483	11,557
Total New Mexico	797,725	822,167	794,317	803,400	821,325

Arkansas:
Commercial	92,068	111,338	95,644	86,577	92,359
Commercial real estate	162,293	141,898	87,393	73,616	69,320
Residential mortgage	7,992	7,537	6,596	7,015	8,169
Personal	10,719	11,955	9,992	6,524	819
Total Arkansas	273,072	272,728	199,625	173,732	170,667

Total BOK Financial loans	$21,750,987	$21,656,730	$17,153,424	$16,989,660	$15,941,154

Table 21 – Loan Maturity and Interest Rate Sensitivity at December 31, 2019
(In thousands)

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$14,031,650	$824,474	$7,789,765	$5,417,411
Commercial real estate	4,433,783	536,146	2,556,793	1,340,844
Total	$18,465,433	$1,360,620	$10,346,558	$6,758,255
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$4,291,763	$87,543	$880,031	$3,324,189
Floating or adjustable interest rates	14,173,670	1,273,077	9,466,527	3,434,066
Total	$18,465,433	$1,360,620	$10,346,558	$6,758,255
Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business as shown in Table 22. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. None of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at December 31, 2019.

Table 22 – Off-Balance Sheet Credit Commitments
(In thousands)

	December 31,
	2019	2018	2017	2016	2015
Loan commitments	$11,065,649	$11,944,525	$9,958,080	$9,404,665	$8,455,037
Standby letters of credit	645,505	582,196	647,653	585,472	507,988
Mortgage loans sold with recourse	88,808	98,623	125,127	139,486	155,489
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

Derivative contracts are carried at fair value. At December 31, 2019, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $302 million compared to $427 million at December 31, 2018. Derivative contracts carried as assets include foreign exchange contracts with fair values of $213 million, interest rate swaps primarily sold to loan customers with fair values of $47 million and energy contracts with fair values of $37 million. Before consideration of cash margin paid to counterparties, the aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $291 million.

At December 31, 2019, total derivative assets were reduced by $698 thousand of cash collateral received from counterparties and total derivative liabilities were reduced by $51 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2019 follows in Table 23.

Table 23 – Fair Value of Derivative Contracts
(In thousands)

Customers	$159,974
Banks and other financial institutions	138,717
Exchanges and clearing organizations	2,927
Fair value of customer hedge asset derivative contracts, net	$301,618

The largest exposure to a single counterparty was to a customer for an interest rate swap which totaled $4.7 million at December 31, 2019.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equal to the equivalent of $35.12 per barrel of oil would decrease the fair value of derivative assets by $22 million, with dealer counterparties comprising the bulk of the assets. An increase in prices equal to the equivalent of $73.05 per barrel of oil would increase the fair value of derivative assets by $225 million. Further increases in prices to the equivalent of $87.35 per barrel of oil would increase the fair value of our derivative assets by $478 million with lending customers comprising the bulk of the assets. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of December 31, 2019, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Loan Loss Experience

We maintain an allowance for loan losses and an accrual for off-balance sheet credit risk. At December 31, 2019, the combined allowance for loan losses and accrual for off-balance sheet credit risk totaled $212 million or 0.98% of outstanding loans and 121% of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. Excluding acquired loans measured at acquisition date fair value, the combined allowance for loan losses was 1.06% of outstanding loans and 127% of nonaccruing loans. The allowance for loan losses was $211 million and the accrual for off-balance sheet credit risk was $1.6 million. At December 31, 2018, the combined allowance for credit losses was $209 million or 0.97% of outstanding loans and 134% of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The allowance for loan losses was $207 million and the accrual for off-balance sheet credit risk was $1.8 million.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses and an accrual for off-balance sheet credit risk at an amount determined by management to be appropriate based on its evaluation. The provision includes the combined charge or credit to expense for both the allowance for loan losses and the accrual for off-balance sheet credit risk. All losses incurred from lending activities will ultimately be reflected in charge-offs against the allowance for loan losses following funds advanced against outstanding commitments. Based on an evaluation of all credit factors, including changes in nonaccruing and potential problem loans during the year, net charge-offs, specific impairment of two shared national credit energy loans where the company is not the lead agent and growth in the loan portfolio during the year, the Company determined that a $44 million provision for credit losses was appropriate for 2019. The Company recorded an $8.0 million provision for loan losses for 2018.

Table 24 – Summary of Loan Loss Experience
(In thousands)

Year Ended December 31,
2019	2018	2017	2016	2015
Allowance for loan losses:
Beginning balance	$207,457	$230,682	$246,159	$225,524	$189,056
Loans charged off:
Commercial	(43,185)	(37,880)	(19,810)	(35,828)	(6,734)
Commercial real estate	(1,161)	—	(76)	—	(944)
Residential mortgage	(288)	(378)	(649)	(1,312)	(2,205)
Personal	(6,343)	(5,325)	(5,064)	(5,448)	(5,288)
Total	(50,977)	(43,583)	(25,599)	(42,588)	(15,171)
Recoveries of loans previously charged off:
Commercial	2,021	3,316	4,461	1,727	2,729
Commercial real estate	4,986	3,552	1,940	1,283	11,079
Residential mortgage	562	1,047	760	1,999	1,260
Personal	2,505	2,499	2,451	2,747	3,052
Total	10,074	10,414	9,612	7,756	18,120
Net loans recovered (charged off )	(40,903)	(33,169)	(15,987)	(34,832)	2,949
Provision for loan losses	44,205	9,944	510	55,467	33,519
Ending balance	$210,759	$207,457	$230,682	$246,159	$225,524
Accrual for off-balance sheet credit risk:
Beginning balance	$1,790	$3,734	$11,244	$1,711	$1,230
Provision for off-balance sheet credit risk	(205)	(1,944)	(7,510)	9,533	481
Ending balance	$1,585	$1,790	$3,734	$11,244	$1,711
Total combined provision for credit losses	$44,000	$8,000	$(7,000)	$65,000	$34,000
Allowance for loan losses to loans outstanding at period end	0.97%	0.96%	1.34%	1.45%	1.41%
Net charge-offs (recoveries) to average loans	0.19%	0.18%	0.09%	0.21%	(0.02)%
Total provision for credit losses to average loans	0.20%	0.04%	(0.04)%	0.40%	0.23%
Recoveries to gross charge-offs	19.76%	23.89%	37.55%	18.21%	119.44%
Allowance for loan losses as a multiple of net charge-offs	5.15	x	6.25	x	14.43	x	7.07	x	(76.47	)x
Accrual for off-balance sheet credit risk to off-balance sheet credit commitments	0.01%	0.01%	0.04%	0.11%	0.02%
Combined allowance for credit losses to loans outstanding at period-end	0.98%	0.97%	1.37%	1.52%	1.43%
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

Loans are considered to be impaired when it is probable that we will not collect all amounts due according to the original contractual terms of the loan agreements. This includes all nonaccruing loans, all loans modified in trouble debt restructurings and all government guaranteed loans repurchased from GNMA pools. A specific allowance is required when the outstanding principal balance of the loan is not supported by either the discounted cash flows expected to be received from the borrower or the fair value of collateral for collateral dependent loans. At December 31, 2019, impaired loans totaled $373 million, including $49 million with specific allowances of $17 million and $324 million with no specific allowances because the loan balances represent the amounts we expect to recover. At December 31, 2018, impaired loans totaled $347 million, including $35 million of impaired loans with specific allowances of $8.7 million and $312 million with no specific allowances.

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

The aggregate amount of general allowances for all unimpaired loans totaled $176 million at December 31, 2019, compared to $181 million at December 31, 2018. Decreases in the general allowance for the commercial real estate loan portfolio of $8.2 million and residential mortgage portfolio of $3.6 million were partially offset by an increase in the commercial loan portfolio of $7.3 million.

Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in our primary lending areas, concentrations in loans with large balances and other relevant factors. Nonspecific allowances totaled $17 million at December 31, 2019, down from $18 million at December 31, 2018.

An allocation of the allowance for loan losses by loan category follows in Table 25.

Table 25 – Allowance for Loan Losses Allocation
(Dollars in thousands)

	December 31,
	2019		2018		2017		2016		2015
	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]	Allowance	% of Loans[1]
Loan category:
Commercial	$118,187	64.51%	$102,226	62.96%	$124,269	62.58%	$140,213	61.16%	$130,334	64.32%
Commercial real estate	51,805	20.38%	60,026	22.00%	56,621	20.29%	50,749	22.42%	41,391	20.44%
Residential mortgage	14,400	9.58%	17,964	10.30%	18,451	11.50%	18,224	11.48%	19,509	11.77%
Personal	9,172	5.53%	9,473	4.74%	9,124	5.63%	8,773	4.94%	4,164	3.47%
Nonspecific allowance	17,195		17,768		22,217		28,200		30,126
Total	$210,759	100.00%	$207,457	100.00%	$230,682	100.00%	$246,159	100.00%	$225,524	100.00%
1 Represents ratio of loan category balance to total loans.

Our loan monitoring process also identified certain accruing substandard loans, based on regulatory guidelines, that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concern as to the borrowers’ continued ability to comply with current repayment terms. These potential problem loans totaled $160 million at December 31, 2019, composed primarily of $64 million or 2% of energy loans, $34 million or 1% of services loans, $21 million or 1% of healthcare loans and $14 million or 2% of manufacturing loans. Potential problem loans totaled $215 million at December 31, 2018.

Based on regulatory guidelines, other loans especially mentioned are in compliance with the original terms of the agreement, but may have a weakness that deserves management's close attention. Other loans especially mentioned totaled $210 million at December 31, 2019 and were composed primarily of $117 million or 3% of energy loans, $30 million or 1% of service sector loans, $18 million or 3% of manufacturing sector loans, $13 million or less than 1% of healthcare sector loans and $12 million or 2% of commercial real estate loans secured by retail facilities. Other loans especially mentioned totaled $182 million at December 31, 2018.

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

BOK Financial had net loans charged off of $41 million or 0.19% of average loans for 2019, compared to net loans charged off of $33 million or 0.18% of average loans in 2018.

Net commercial loans charged off totaled $41 million, primarily from $28 million of net charge-offs from energy loans and $9.8 million of net charge-offs from healthcare loans. Net commercial real estate loan recoveries totaled $3.8 million. Net recoveries of residential mortgage loans totaled $274 thousand for the year and net charge-offs of personal loans were $3.8 million. Net charge-offs of personal loans include deposit account overdraft losses.

Table 26 - Nonperforming Assets
(Dollars in Thousands)

	December 31,
	2019	2018	2017	2016	2015
Nonaccruing loans:
Commercial	$115,416	$99,841	$137,303	$178,953	$76,424
Commercial real estate	27,626	21,621	2,855	5,521	9,001
Residential mortgage	37,622	41,555	47,447	46,220	61,240
Personal	287	230	269	290	463
Total nonaccruing loans	180,951	163,247	187,874	230,984	147,128
Accruing renegotiated loans guaranteed by U.S. government agencies	92,452	86,428	73,994	81,370	74,049
Real estate and other repossessed assets	20,359	17,487	28,437	44,287	30,731
Total nonperforming assets	$293,762	$267,162	$290,305	$356,641	$251,908
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$195,210	$173,602	$207,132	$263,425	$155,959

Nonaccruing loans by loan class:
Commercial:
Energy	$91,722	$47,494	$92,284	$132,499	$61,189
Manufacturing	10,133	8,919	5,962	4,931	331
Services	7,483	8,567	2,620	8,173	10,290
Healthcare	4,480	16,538	14,765	825	1,072
Wholesale/retail	1,163	1,316	2,574	11,407	2,919
Public finance	—	—	—	—	—
Other commercial and industrial	435	17,007	19,098	21,118	623
Total commercial	115,416	99,841	137,303	178,953	76,424

Commercial real estate:
Retail	18,868	20,279	276	326	1,319
Multifamily	6,858	301	—	38	274
Office	—	—	275	426	651
Industrial	909	—	—	76	76
Residential construction and land development	350	350	1,832	3,433	4,409
Other commercial real estate	641	691	472	1,222	2,272
Total commercial real estate	27,626	21,621	2,855	5,521	9,001

Residential mortgage:
Permanent mortgage	20,441	23,951	25,193	22,855	28,984
Permanent mortgages guaranteed by U.S. government agencies	6,100	7,132	9,179	11,846	21,900
Home equity	11,081	10,472	13,075	11,519	10,356
Total residential mortgage	37,622	41,555	47,447	46,220	61,240
Personal	287	230	269	290	463
Total nonaccruing loans	$180,951	$163,247	$187,874	$230,984	$147,128

Allowance for loan losses to nonaccruing loans[1]	120.54%	132.89%	129.09%	112.33%	180.09%
Accruing loans 90 days or more past due[1]	$7,680	$1,338	$633	$5	$1,207
Foregone interest on nonaccruing loans[2]	17,409	15,502	16,496	15,990	7,432

[1]	Excludes residential mortgages guaranteed by agencies of the U.S. government.

[2]	Interest collected and recognized on nonaccruing loans was not significant in 2019 and previous years.

Nonperforming assets totaled $294 million or 1.35% of outstanding loans and repossessed assets at December 31, 2019, a $27 million increase over the prior year. Nonaccruing loans totaled $181 million, accruing renegotiated residential mortgage loans totaled $92 million and real estate and other repossessed assets totaled $20 million. All accruing renegotiated residential mortgage loans and $6.1 million of nonaccruing loans are guaranteed by U.S. government agencies. Excluding assets guaranteed by U.S. government agencies, nonperforming assets increased $22 million to $195 million or 0.90% of outstanding non-guaranteed loans and repossessed assets. The increase was primarily due to nonaccruing energy and multifamily commercial real estate, partially offset by a decrease in nonaccruing other commercial & industrial loans and healthcare loans. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

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

A rollforward of nonperforming assets for the year ended December 31, 2019 follows in Table 27.

Table 27 – Rollforward of Nonperforming Assets
(In thousands)

	Year Ended December 31, 2019
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2018	$163,247	$86,428	$17,487	$267,162
Additions	165,020	44,171	—	209,191
Payments	(81,279)	(2,590)	—	(83,869)
Charge-offs	(50,977)	—	—	(50,977)
Net gains (losses) and write-downs	—	—	863	863
Foreclosure of nonaccruing loans	(10,665)	—	10,665	—
Foreclosure of loans guaranteed by U.S. government agencies	(2,755)	(10,289)	—	(13,044)
Proceeds from sales	—	(26,175)	(8,656)	(34,831)
Net transfers to nonaccruing loans	235	(235)	—	—
Return to accrual status	(1,875)	—	—	(1,875)
Other, net	—	1,142	—	1,142
Balance, December 31, 2019	$180,951	$92,452	$20,359	$293,762

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

Nonaccruing loans totaled $181 million or 0.83% of outstanding loans at December 31, 2019, compared to $163 million or 0.75% of outstanding loans at December 31, 2018. Nonaccruing loans increased $18 million compared to December 31, 2018. Newly identified nonaccruing loans totaled $165 million. This was offset by $81 million of payments, $51 million of charge-offs and $11 million of foreclosures during the year.
Commercial

Nonaccruing commercial loans totaled $115 million or 0.82% of total commercial loans at December 31, 2019, compared to $100 million or 0.73% of total commercial loans at December 31, 2018. Newly identified nonaccruing commercial loans totaled $133 million, offset by $68 million in payments, $43 million of charge-offs and $6.6 million of repossessions.

Nonaccruing commercial loans at December 31, 2019 were primarily composed of $92 million or 2.31% of total energy loans, $10 million or 1.52% of total manufacturing loans and $7.5 million or 0.24% of service sector loans.

Commercial Real Estate

Nonaccruing commercial real estate loans were $28 million or 0.62% of outstanding commercial real estate loans at December 31, 2019, compared to $22 million or 0.45% of outstanding commercial real estate loans at December 31, 2018. The $6.0 million increase was primarily due to $10 million of newly identified commercial real estate loans during the year, partially offset by $1.6 million of cash payments received and $1.2 million of charge-offs.

Nonaccruing commercial real estate loans were primarily composed of $19 million or 2.43% of commercial real estate loans secured by retail facilities and $6.9 million or 0.54% of outstanding commercial real estate loans secured by multifamily residential properties.

Residential Mortgage and Personal

Nonaccruing residential mortgage loans totaled $38 million or 1.81% of outstanding residential mortgage loans at December 31, 2019, compared to $42 million or 1.86% of outstanding residential mortgage loans at December 31, 2018. Newly identified nonaccruing residential mortgage loans of $16 million were offset by $12 million of cash payments and $4.0 million of foreclosures. Nonaccruing residential mortgage loans primarily consisted of $20 million or 1.93% of non-guaranteed permanent residential mortgage loans and $11 million or 1.34% of total home equity loans.

Payments on accruing residential mortgage loans and personal loans may be delinquent. The composition of residential mortgage loans and personal loans past due but still accruing is included in the following Table 28. Substantially all non-guaranteed residential loans past due 90 days or more are nonaccruing. At December 31, 2019, residential mortgage loans 30 to 59 days past due were $5.4 million, up $1.1 million over the prior year. Residential mortgage loans 60 to 89 days past due decreased $257 thousand from December 31, 2018. Personal loans 30 to 59 days past due increased $4.2 million and personal loans 60 to 89 days past due decreased $742 thousand compared to December 31, 2018.

Table 28 – Residential Mortgage and Personal Loans Past Due
(In thousands)

	December 31, 2019			December 31, 2018
	90 Days or More	60 to 89 Days	30 to 59 Days	90 Days or More	60 to 89 Days	30 to 59 Days
Residential mortgage:
Permanent mortgage[1]	$—	$153	$2,011	$—	$366	$3,196
Home equity	—	308	3,343	59	352	1,102
Total residential mortgage	$—	$461	$5,354	$59	$718	$4,298

Personal	$15	$54	$4,664	$3	$796	$479

[1]	Excludes past due residential mortgage loans guaranteed by agencies of the U.S. government.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at date of foreclosure or current fair value, less estimated selling costs.

Real estate and other repossessed assets totaled $20 million at December 31, 2019, composed primarily of $8.9 million of developed commercial real estate, $5.3 million of oil and gas properties, $3.9 million of 1-4 family residential properties, and $2.1 million of undeveloped land primarily zoned for commercial development. The residential properties and undeveloped land are widely disbursed across our geographical footprint. Real estate and other repossessed assets increased $2.9 million compared to December 31, 2018.
Liquidity and Capital

Based on the average balances for 2019, approximately 61% of our funding was provided by deposit accounts, 24% from borrowed funds, less than 1% from long-term subordinated debt and 11% from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks, provide adequate liquidity to meet our operating needs.

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

Table 29 - Average Deposits by Line of Business
(In thousands)

	Year Ended December 31,
	2019	2018
Commercial Banking	$10,319,677	$8,517,137
Consumer Banking	6,876,676	6,560,145
Wealth Management	6,447,987	5,617,325
Subtotal	23,644,340	20,694,607
Funds Management and other	2,006,941	2,114,604
Total	$25,651,281	$22,809,211

Average deposits for 2019 totaled $25.7 billion and represented approximately 61% of total liabilities and capital compared with $22.8 billion and 65% of total liabilities and capital for 2018. Average deposits increased $2.8 billion over the prior year, largely related to the full year impact of the CoBiz acquisition in the fourth quarter of 2018. Acquired deposits were allocated to the lines of business from Funds Management and other in the second quarter of 2019. Demand deposits grew by $219 million. Interest-bearing transaction deposit account balances increased by $2.5 billion and time deposits grew by $82 million.

Average deposits attributed to Commercial Banking were $10.3 billion for 2019, a $1.8 billion or 21% increase over 2018. Interest-bearing transaction account balances increased $1.7 billion or 65% and demand deposit balances increased $78 million or 1%. Commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook improves and if short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances increased $317 million or 5% over the prior year. Average demand deposit balances grew by $287 million or 15% while average interest-bearing transaction accounts increased $30 million or 1%. Time deposit balances increased $51 million or 6%.

Average Wealth Management deposit balances grew by $831 million or 15% over the prior year. Interest-bearing transaction balances increased $908 million or 26%. Non-interest-bearing demand deposits decreased $74 million or 6%, and time deposit balances decreased $11 million or 1%.

Table 30 - Maturity of Domestic CDs and Public Funds in Amounts of $100,000 or More
(In thousands)

	December 31,
	2019	2018
Months to maturity:
3 or less	$364,642	$380,315
Over 3 through 6	275,227	298,692
Over 6 through 12	466,751	299,346
Over 12	572,539	618,413
Total	$1,679,159	$1,596,766

Brokered deposits included in time deposits averaged $247 million for 2019, compared to $251 million for 2018. Brokered deposits included in time deposits totaled $237 million at December 31, 2019 and $247 million at December 31, 2018.

Average interest-bearing transaction accounts for 2019 included $1.1 billion of brokered deposits compared to $821 million for 2018. Brokered deposits included in interest-bearing transaction accounts totaled $1.2 billion at December 31, 2019 and $832 million at December 31, 2018.

The distribution of our period end deposit account balances among principal markets follows in Table 31.

Table 31 - Period End Deposits by Principal Market Area
(In thousands)

	December 31,
	2019	2018	2017	2016	2015
Oklahoma:
Demand	$3,257,337	$3,610,593	$3,885,008	$3,993,170	$4,133,520
Interest-bearing:
Transaction	8,574,912	6,445,831	5,901,293	6,345,536	5,971,819
Savings	306,194	288,210	265,870	241,696	226,733
Time	1,125,446	1,118,643	1,092,133	1,118,355	1,202,274
Total interest-bearing	10,006,552	7,852,684	7,259,296	7,705,587	7,400,826
Total Oklahoma	13,263,889	11,463,277	11,144,304	11,698,757	11,534,346

Texas:
Demand	2,757,376	3,289,659	3,239,098	3,137,009	2,627,764
Interest-bearing:
Transaction	2,911,731	2,294,740	2,397,071	2,388,812	2,132,099
Savings	102,456	99,624	93,620	83,101	77,902
Time	495,343	423,880	502,879	535,642	549,740
Total interest-bearing	3,509,530	2,818,244	2,993,570	3,007,555	2,759,741
Total Texas	6,266,906	6,107,903	6,232,668	6,144,564	5,387,505

Colorado:
Demand	1,729,674	1,658,473	633,714	576,000	497,318
Interest-bearing:
Transaction	1,769,037	1,899,203	657,629	616,679	616,697
Savings	53,307	57,289	35,223	32,866	31,927
Time	283,517	274,877	224,962	242,782	296,224
Total interest-bearing	2,105,861	2,231,369	917,814	892,327	944,848
Total Colorado	3,835,535	3,889,842	1,551,528	1,468,327	1,442,166

New Mexico:
Demand	623,722	691,692	663,353	627,979	487,286
Interest-bearing:
Transaction	558,493	571,347	552,393	590,571	563,723
Savings	63,999	58,194	55,647	49,963	43,672
Time	238,140	224,515	216,743	238,408	267,821
Total interest-bearing	860,632	854,056	824,783	878,942	875,216
Total New Mexico	1,484,354	1,545,748	1,488,136	1,506,921	1,362,502

	December 31,
	2019	2018	2017	2016	2015
Arizona:
Demand	681,268	709,176	334,701	366,755	326,324
Interest-bearing:
Transaction	684,929	575,996	274,846	305,099	358,556
Savings	10,314	10,545	3,343	2,973	2,893
Time	49,676	43,051	20,394	27,765	29,498
Total interest-bearing	744,919	629,592	298,583	335,837	390,947
Total Arizona	1,426,187	1,338,768	633,284	702,592	717,271

Kansas/Missouri:
Demand	384,533	418,199	457,080	508,418	197,424
Interest-bearing:
Transaction	784,574	327,866	382,066	513,176	153,203
Savings	12,169	13,721	13,574	12,679	1,378
Time	17,877	19,688	27,260	42,152	35,524
Total interest-bearing	814,620	361,275	422,900	568,007	190,105
Total Kansas/Missouri	1,199,153	779,474	879,980	1,076,425	387,529

Arkansas:
Demand	27,381	36,800	30,384	26,389	27,252
Interest-bearing:
Transaction	108,076	91,593	85,095	105,232	202,857
Savings	1,837	1,632	1,881	2,192	1,747
Time	7,850	8,726	14,045	16,696	24,983
Total interest-bearing	117,763	101,951	101,021	124,120	229,587
Total Arkansas	145,144	138,751	131,405	150,509	256,839
Total BOK Financial deposits	$27,621,168	$25,263,763	$22,061,305	$22,748,095	$21,088,158

See Note 9 to the Consolidated Financial Statements for a summary of other borrowings.

In addition to deposits, liquidity for the subsidiary banks is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan Banks from across the country. The largest source of wholesale federal funds purchased totaled $600 million at December 31, 2019 and $300 million at December 31, 2018. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $7.1 billion during 2019 and $6.2 billion during 2018.

At December 31, 2019, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $10.6 billion.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.

Parent Company and Other Non-Bank Subsidiaries

The primary sources of liquidity for BOK Financial are cash on hand and dividends from the subsidiary banks. Cash and cash equivalents totaled $215 million at December 31, 2019. Dividends from the subsidiary banks are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At December 31, 2019, based on the most restrictive limitations as well as management’s internal capital policy, BOKF, NA could declare up to $246 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital could also affect its ability to pay dividends to the parent company.

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

Shareholders' equity at December 31, 2019 was $4.9 billion, an increase of $424 million over December 31, 2018. Net income less cash dividends paid increased equity $357 million during 2019. Changes in interest rates resulted in accumulated other comprehensive income of $105 million at December 31, 2019, compared to an accumulated other comprehensive loss of $73 million at December 31, 2018. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the Board of Directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities laws and other regulatory compliance limitations. As of December 31, 2019, a cumulative total of 866,713 shares have been repurchased under this authorization. The Company repurchased 1,572,322 shares during 2019 at an average price of $82.35 per share, including shares purchased under a previous authorization.

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

A summary of minimum capital requirements follows for BOK Financial on a consolidated basis in Table 32.

Table 32 – Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer

				December 31,
				2019	2018
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	11.39%	10.92%
Tier 1 capital	6.00%	2.50%	8.50%	11.39%	10.92%
Total capital	8.00%	2.50%	10.50%	12.94%	12.50%
Tier 1 Leverage	4.00%	N/A	4.00%	8.40%	8.96%

Average total equity to average assets				11.11%	10.70%
Tangible common equity ratio				8.98%	8.82%

As discussed further in Recently Issued Accounting Standard section following, the Company adopted FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Assets Measured at Amortized Cost (“ASU 2016-13” or “CECL”) on January 1, 2020. The adoption of CECL is not expected to have a significant impact on capital. We plan to adopt the three year transition approach for regulatory capital purposes.
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

Table 33 – Non-GAAP Measures
(Dollars in thousands)

	December 31,
	2019	2018
Tangible common equity ratio:
Total shareholders' equity	$4,855,795	$4,432,109
Less: Goodwill and intangible assets, net	1,173,362	1,184,112
Tangible common equity	3,682,433	3,247,997
Total assets	42,172,021	38,020,504
Less: Goodwill and intangible assets, net	1,173,362	1,184,112
Tangible assets	$40,998,659	$36,836,392
Tangible common equity ratio	8.98%	8.82%

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

Table 34 – Contractual Obligations as of December 31, 2019
(In thousands)

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Time deposits	$864,803	$345,389	$171,359	$271,354	$1,652,905
Other borrowings	2,458	2,671	5,937	5,638	16,704
Subordinated debentures	14,543	29,086	29,086	558,920	631,635
Lease obligations	27,496	45,735	37,107	127,027	237,365
Derivative contracts	38,436	25,507	11,606	8,244	83,793
Data processing services	13,161	22,346	18,718	13,265	67,490
Total	$960,897	$470,734	$273,813	$984,448	$2,689,892

Loan commitments	$11,065,649
Standby letters of credit	645,505
Mortgage loans sold with recourse	88,808
Alternative investment commitments	82,207

Payments on time deposits, other borrowed funds and subordinated debentures include interest which has been calculated from rates at December 31, 2019. These obligations may have variable interest rates and actual payments will differ from the amounts shown on this table.

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

Loan commitments represent legally binding obligations to provide financing to our customers. Some of these commitments are expected to expire before being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Approximately $1.7 billion of the loan commitments expire within one year.

The Company has commitments to fund an additional $82 million for various alternative investments. Alternative investments primarily consist of limited partnership interests in entities that invest in low income housing projects. Legally binding commitments to fund alternative investments are recognized as liabilities in the Consolidated Financial Statements.

Recently Issued Accounting Standards

See Note 1 of the Consolidated Financial Statements for disclosure of newly adopted and pending accounting standards.

On June 16, 2016 the FASB issued FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Assets Measured at Amortized Cost (“ASU 2016-13” or “CECL”) to provide more-timely recording of expected credit losses on loans and certain other financial assets. The Company adopted CECL on January 1, 2020, through a pre-tax, cumulative-effect adjustment to retained earnings of approximately $61.4 million.
The distribution of the cumulative-effect adjustment is summarized in Table 35 following.

Table 35 - CECL Transition Adjustment
(In millions)

Pre-tax Cumulative-Effect Adjustment
Adjustments to the allowance for loan losses:
Measurement changes to the allowance attributed to outstanding loan balances	$1.3
Recognition of expected credit losses on acquired loans	24.5
Total adjustments to the allowance for loan losses	25.8
Measurement changes to accruals for unfunded loan commitments	23.6
Total adjustments for lending activities	49.4
Measurement changes to accruals for credit risk associated with residential mortgage loans transferred to mortgage-backed securities that exceed amounts guaranteed by U.S. government agencies	10.9
Total adjustments to accruals for mortgage-banking activities	10.9
Allowance for held-to-maturity (investment) securities	1.1
Total pre-tax transition adjustment	$61.4

CECL requires recognition of expected credit losses on assets carried at amortized cost over their expected lives, after appropriately considering prepayments and, in limited-circumstances, extensions and renewals. Expected losses are generally estimated through the use of models that measure probability of default and loss given default over a 12-month reasonable and estimable economic forecast period. Estimated losses after that period are generally measured by a reversion method that considers the direction and level of current risk in the portfolio applied over the remaining expected lives.

Models are based on relevant macro-economic factors, such as gross national product, unemployment rate, and oil and gas prices, that consider three scenarios, Base, Upside and Downside. The probability of each scenario is weighted to determine the appropriate economic forecast factors.

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

Table 36 – Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		100 bp Decrease[1]
	2019	2018	2019	2018
Anticipated impact over the next twelve months on net interest revenue	$(16,328)	$(4,248)	$(31,629)	$(42,483)
	(1.50)%	(0.36)%	(2.91)%	(3.57)%

[1]	The results of a 200 basis point decrease in interest rates in the low-rate environment are not meaningful, therefore we will instead report the effect of a 100 basis point decrease in interest rates.

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

Table 37 - MSR Asset and Hedge Sensitivity Analysis
(In thousands)

	December 31,
	2019		2018
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$30,369	$(41,779)	$18,619	$(27,154)
MSR Hedge	(40,727)	33,454	(21,838)	21,922
Net Exposure	(10,358)	(8,325)	(3,219)	(5,232)

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

Table 38 - Mortgage Pipeline Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2019		2018
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(143)	$(191)	$223	$(697)
Low[2]	528	293	2,077	699
High[3]	(498)	(538)	(1,015)	(2,447)
Period End	(112)	(98)	(16)	(420)

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

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

Table 39 –Trading Securities Sensitivity Analysis
(In thousands)

	Year Ended December 31,
	2019		2018
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(1,803)	$2,602	$(1,133)	$649
Low[2]	2,049	7,106	2,041	4,423
High[3]	(5,345)	(1,376)	(4,534)	(3,463)
Period End	(1,702)	2,710	1,470	(1,081)

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control over Financial Reporting

Management of BOK Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included in this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited BOK Financial Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BOK Financial Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BOK Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BOK Financial Corporation (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses
Description of the Matter
The Company’s loan portfolio totaled $21.8 billion as of December 31, 2019 and the associated allowance for loan losses (ALL) was $211 million. As discussed in Notes 1 and 4 to the consolidated financial statements, the ALL is established to absorb probable estimated losses inherent in the portfolio. Management’s estimate for the inherent losses within the loan portfolio consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts expected to be recovered, general allowances, including inherent risks, for unimpaired loans based on estimated loss rates by loan class and nonspecific allowances. General allowances for unimpaired loans are based on an estimated loss rate by loan class not considering recoveries. General allowances for unimpaired loans also consider inherent risks identified for each loan class. Inherent risks consider loss rates that most appropriately represent the current credit cycle and other factors attributable to a specific loan class which have not yet been represented in the historical gross loss rates or risk grading. Nonspecific allowances are maintained for risks beyond factors specific to a particular portfolio segment or loan class. These factors include trends in the economy in primary lending areas, concentration in large-balance loans and other relevant factors.

Auditing management’s estimate of the ALL involves a high degree of subjectivity in evaluating the determination of inherent risk adjustments to loss rates by loan class and the non-specific allowances. Management’s determination of the inherent risk adjustments and identification and measurement of the nonspecific allowances is highly judgmental and could have a significant effect on the ALL.

How We Addressed the Matter in Our Audit

We evaluated the design and tested the operating effectiveness of related controls over the calculation and recording of the ALL. Specifically, we tested the design and operating effectiveness of controls around inherent risk adjustments to loss rates by loan class identified by the Company, the identification of such inherent risk factors, the applicability of that risk factor to the Company’s portfolio, and the measurement of the impact of that risk factor. We tested controls over management’s process for identifying appropriate nonspecific allowances, the determination of whether any adjustment was warranted, and the measurement of the recorded adjustments.

To test the inherent risk adjustments to loss rates by loan class and non-specific allowances, we performed audit procedures that included, among others, assessing the methodology used by the Company to estimate the ALL and the underlying data used by the Company in its calculation of the ALL. To evaluate inherent risk adjustments to loss rates by loan class identified by the Company, as well as any nonspecific allowance recorded, we compared the significant assumptions used by management to the Company’s historical loss data, industry data, or economic data and evaluated whether such data was indicative of losses inherent in the loan portfolio. We tested inputs and assumptions used in the buildup of inherent risk adjustments to loss rates by loan class and the nonspecific allowance, and we evaluated the basis for adjustments considered, the basis for concluding an adjustment was warranted, which considered the assessment associated with whether the historical data adequately captured the risk in the current portfolio, and the completeness of the inputs used by management in determining such adjustments.

We compared the overall ALL amount to those established by similar banking institutions as a consideration around potentially contradictory information. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1990.
Tulsa, Oklahoma
February 27, 2020

Consolidated Statements of Earnings

(In thousands, except share and per share data)
	Year Ended December 31,
Interest and dividend revenue	2019	2018	2017
Loans	$1,123,791	$891,587	$696,479
Residential mortgage loans held for sale	7,105	8,123	8,706
Trading securities	61,595	57,531	17,002
Investment securities	13,426	14,775	16,121
Available for sale securities	254,031	197,317	177,070
Fair value option securities	32,936	15,205	16,755
Restricted equity securities	26,860	21,555	18,490
Interest-bearing cash and cash equivalents	12,214	22,333	22,128
Total interest and dividend revenue	1,531,958	1,228,426	972,751
Interest expense
Deposits	175,538	95,517	53,803
Borrowed funds	228,428	138,215	69,008
Subordinated debentures	15,113	9,827	8,239
Total interest expense	419,079	243,559	131,050
Net interest and dividend revenue	1,112,879	984,867	841,701
Provision for credit losses	44,000	8,000	(7,000)
Net interest and dividend revenue after provision for credit losses	1,068,879	976,867	848,701
Other operating revenue
Brokerage and trading revenue	159,826	108,323	131,601
Transaction card revenue	87,216	84,025	119,988
Fiduciary and asset management revenue	177,025	184,703	162,889
Deposit service charges and fees	112,485	112,153	112,079
Mortgage banking revenue	107,541	97,787	104,719
Other revenue	58,108	56,185	49,738
Total fees and commissions	702,201	643,176	681,014
Other gains (losses), net	9,351	(2,265)	11,434
Gain (loss) on derivatives, net	14,951	(422)	779
Gain (loss) on fair value option securities, net	15,787	(25,572)	(2,733)
Change in fair value of mortgage servicing rights	(53,517)	4,668	172
Gain (loss) on available for sale securities, net	5,597	(2,801)	4,428
Total other operating revenue	694,370	616,784	695,094
Other operating expense
Personnel	660,565	583,131	573,408
Business promotion	35,662	30,523	28,877
Charitable contributions to BOKF Foundation	3,000	2,846	2,000
Professional fees and services	54,861	59,099	51,067
Net occupancy and equipment	110,275	97,981	86,477
Insurance	20,906	23,318	19,653
Data processing and communications	124,983	114,796	146,970
Printing, postage and supplies	16,517	17,169	15,689
Net losses and operating expenses of repossessed assets	6,707	17,052	9,687
Amortization of intangible assets	20,618	9,620	6,779
Mortgage banking costs	50,685	46,298	52,856
Other expense	27,602	26,333	32,054
Total other operating expense	1,132,381	1,028,166	1,025,517
Net income before taxes	630,868	565,485	518,278
Federal and state income taxes	130,183	119,061	182,593
Net income	500,685	446,424	335,685
Net income (loss) attributable to non-controlling interests	(73)	778	1,041
Net income attributable to BOK Financial Corporation shareholders	$500,758	$445,646	$334,644
Earnings per share:
Basic	$7.03	$6.63	$5.11
Diluted	$7.03	$6.63	$5.11
Average shares used in computation:
Basic	70,787,700	66,628,640	64,745,364
Diluted	70,802,612	66,662,273	64,806,284
Dividends declared per share	$2.01	$1.90	$1.77

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31,
	2019	2018	2017
Net income	$500,685	$446,424	$335,685
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	241,047	(48,010)	(26,152)
Reclassification adjustments included in earnings:
Loss (gain) on available for sale securities, net	(5,597)	2,801	(4,428)
Other comprehensive gain (loss), before income taxes	235,450	(45,209)	(30,580)
Federal and state income taxes	57,942	(11,507)	(11,923)
Other comprehensive gain (loss), net of income taxes	177,508	(33,702)	(18,657)
Comprehensive income	678,193	412,722	317,028
Comprehensive income (loss) attributable to non-controlling interests	(73)	778	1,041
Comprehensive income attributable to BOK Financial Corp. shareholders	$678,266	$411,944	$315,987

See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
	2019	2018

Assets
Cash and due from banks	$735,836	$741,749
Interest-bearing cash and cash equivalents	522,985	401,675
Trading securities	1,623,921	1,956,923
Investment securities (fair value: 2019 – $314,402; 2018 – $367,298)	293,418	355,187
Available for sale securities	11,269,643	8,857,120
Fair value option securities	1,098,577	283,235
Restricted equity securities	460,552	344,447
Residential mortgage loans held for sale	182,271	149,221
Loans	21,750,987	21,656,730
Allowance for loan losses	(210,759)	(207,457)
Loans, net of allowance	21,540,228	21,449,273
Premises and equipment, net	535,519	330,033
Receivables	231,811	204,960
Goodwill	1,048,091	1,049,263
Intangible assets, net	125,271	134,849
Mortgage servicing rights	201,886	259,254
Real estate and other repossessed assets, net of allowance (2019 – $11,013; 2018 – $13,665)	20,359	17,487
Derivative contracts	323,375	320,929
Cash surrender value of bank-owned life insurance	389,879	381,608
Receivable on unsettled securities sales	1,020,404	336,400
Other assets	547,995	446,891
Total assets	$42,172,021	$38,020,504

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$9,461,291	$10,414,592
Interest-bearing deposits:
Transaction	15,391,752	12,206,576
Savings	550,276	529,215
Time	2,217,849	2,113,380
Total deposits	27,621,168	25,263,763
Funds purchased and repurchase agreements	3,818,350	1,018,411
Other borrowings	4,527,055	6,124,390
Subordinated debentures	275,923	275,913
Accrued interest, taxes and expense	259,701	192,826
Derivative contracts	251,128	362,306
Due on unsettled securities purchases	182,547	156,370
Other liabilities	372,230	183,480
Total liabilities	37,308,102	33,577,459
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: 2019 – 75,758,597; 2018 – 75,711,492)	5	5
Capital surplus	1,350,995	1,334,030
Retained earnings	3,729,778	3,369,654
Treasury stock (shares at cost: 2019 – 5,178,999; 2018 – 3,588,560)	(329,906)	(198,995)
Accumulated other comprehensive income (loss)	104,923	(72,585)
Total shareholders’ equity	4,855,795	4,432,109
Non-controlling interests	8,124	10,936
Total equity	4,863,919	4,443,045
Total liabilities and equity	$42,172,021	$38,020,504

See accompanying notes to Consolidated Financial Statements.
Consolidated Statements of Changes in Equity

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2016	74,993	$4	$1,006,535	$2,823,334	9,656	$(544,052)	$(10,967)	$3,274,854	$31,503	$3,306,357
Net income	—	—	—	334,644	—	—	—	334,644	1,041	335,685
Other comprehensive loss	—	—	—	—	—	—	(18,657)	(18,657)	—	(18,657)
Repurchase of common stock	—	—	—	—	80	(7,403)	—	(7,403)	—	(7,403)
Share-based compensation plans:
Stock options exercised	100	—	5,758	—	—	—	—	5,758	—	5,758
Non-vested shares awarded, net	55	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	17	(1,390)	—	(1,390)	—	(1,390)
Share-based compensation	—	—	23,602	—	—	—	—	23,602	—	23,602
Cash dividends on common stock	—	—	—	(116,041)	—	—	—	(116,041)	—	(116,041)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(9,577)	(9,577)
Reclassification of stranded accumulated other comprehensive loss related to tax reform	—	—	—	6,550	—	—	(6,550)	—	—	—
Balance, December 31, 2017	75,148	4	1,035,895	3,048,487	9,753	(552,845)	(36,174)	3,495,367	22,967	3,518,334
Transition adjustment of net unrealized gains on equity securities	—	—	—	2,709	—	—	(2,709)	—	—	—
Balance, December 31, 2017, Adjusted	75,148	4	1,035,895	3,051,196	9,753	(552,845)	(38,883)	3,495,367	22,967	3,518,334
Net income	—	—	—	445,646	—	—	—	445,646	778	446,424
Other comprehensive loss	—	—	—	—	—	—	(33,702)	(33,702)	—	(33,702)
Repurchase of common stock	—	—	—	—	616	(53,465)	—	(53,465)	—	(53,465)
Share-based compensation plans:
Stock options exercised	54	—	2,781	—	—	—	—	2,781	—	2,781
Non-vested shares awarded, net	109	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	31	(2,870)	—	(2,870)	—	(2,870)
Share-based compensation	—	—	4,229	—	—	—	—	4,229	—	4,229
Cash dividends on common stock	—	—	—	(127,188)	—	—	—	(127,188)	—	(127,188)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(12,809)	(12,809)
Issuance of shares for CoBiz acquisition	400	1	291,125	—	(6,811)	410,185	—	701,311	—	701,311
Balance, December 31, 2018	75,711	$5	$1,334,030	$3,369,654	3,589	$(198,995)	$(72,585)	$4,432,109	$10,936	$4,443,045

Consolidated Statements of Changes in Equity

(In thousands)							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock			Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2018	75,711	$5	$1,334,030	$3,369,654	3,589	$(198,995)	$(72,585)	$4,432,109	$10,936	$4,443,045
Transition adjustment - Lease obligations and right of use assets	—	—	—	2,862	—	—	—	2,862	—	2,862
Balance, January 1, 2019, Adjusted	75,711	5	1,334,030	3,372,516	3,589	(198,995)	(72,585)	4,434,971	10,936	4,445,907
Net income (loss)	—	—	—	500,758	—	—	—	500,758	(73)	500,685
Other comprehensive income	—	—	—	—	—	—	177,508	177,508	—	177,508
Repurchase of common stock	—	—	—	—	1,572	(129,483)	—	(129,483)	—	(129,483)
Share-based compensation plans:
Stock options exercised	27	—	1,421	—	—	—	—	1,421	—	1,421
Non-vested shares awarded, net	21	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	18	(1,428)	—	(1,428)	—	(1,428)
Share-based compensation	—	—	15,544	—	—	—	—	15,544	—	15,544
Cash dividends on common stock	—	—	—	(143,496)	—	—	—	(143,496)	—	(143,496)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(2,739)	(2,739)
Balance, December 31, 2019	75,759	$5	$1,350,995	$3,729,778	5,179	$(329,906)	$104,923	$4,855,795	$8,124	$4,863,919

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (In thousands)

	Year Ended
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$500,685	$446,424	$335,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	44,000	8,000	(7,000)
Change in fair value of mortgage servicing rights due to market changes	53,517	(4,668)	(172)
Change in fair value of mortgage servicing rights due to principal payments	38,979	33,528	33,527
Net unrealized losses (gains) from derivative contracts	(25,936)	4,686	3,704
Share-based compensation	15,544	4,229	23,602
Depreciation and amortization	95,416	60,843	54,466
Net amortization of discounts and premiums	(16,984)	30,945	28,693
Net losses (gains) on financial instruments and other losses (gains), net	(583)	9,585	(2,828)
Net gain on mortgage loans held for sale	(40,402)	(35,705)	(47,159)
Mortgage loans originated for sale	(3,025,930)	(2,587,297)	(3,286,873)
Proceeds from sale of mortgage loans held for sale	3,035,600	2,691,144	3,405,890
Capitalized mortgage servicing rights	(35,128)	(35,247)	(39,149)
Change in trading and fair value option securities	(483,007)	(1,023,097)	(804,204)
Change in receivables	(740,868)	(38,346)	321,880
Change in other assets	18,955	27,507	(5,506)
Change in accrued interest, taxes and expense	34,894	(5,191)	18,191
Change in other liabilities	57,569	(139,346)	182,184
Net cash provided by (used in) operating activities	(473,679)	(552,006)	214,931

Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	60,128	124,864	112,022
Proceeds from maturities or redemptions of available for sale securities	1,841,069	1,122,680	1,841,217
Purchases of investment securities	—	(4,468)	(32,972)
Purchases of available for sale securities	(5,245,256)	(1,955,172)	(2,845,557)
Proceeds from sales of available for sale securities	1,211,718	745,643	1,309,215
Change in amount receivable on unsettled available for sale securities transactions	25,410	38,347	(68,792)
Loans originated, net of principal collected	(44,414)	(1,553,033)	(78,232)
Net payments on derivative asset contracts	33,566	(114,417)	479,409
Acquisitions, net of cash acquired	—	(175,755)	—
Proceeds from disposition of assets	178,681	308,762	274,029
Purchases of assets	(384,639)	(345,082)	(250,783)
Net cash provided by (used in) investing activities	(2,323,737)	(1,807,631)	739,556

Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	2,252,936	(13,870)	(563,406)
Net change in time deposits	104,288	(73,089)	(123,384)
Net change in other borrowed funds	1,110,970	1,295,484	(10,909)
Change in amount due on unsettled security purchases	(41,651)	(41,319)	144,690
Issuance of common and treasury stock, net	(7)	(88)	4,368
Net change in derivative margin accounts	(207,122)	85,466	(17,726)
Net payments or proceeds on derivative liability contracts	(33,622)	114,076	(485,119)
Repurchase of common stock	(129,483)	(53,465)	(7,403)
Dividends paid	(143,496)	(127,188)	(116,041)
Net cash provided by (used in) financing activities	2,912,813	1,186,007	(1,174,930)
Net increase (decrease) in cash and cash equivalents	115,397	(1,173,630)	(220,443)
Cash and cash equivalents at beginning of period	1,143,424	2,317,054	2,537,497
Cash and cash equivalents at end of period	$1,258,821	$1,143,424	$2,317,054

Supplemental Cash Flow Information:
Cash paid for interest	$417,070	$243,121	$127,513
Cash paid for taxes	$87,361	$92,291	$121,697
Net loans and bank premises transferred to repossessed real estate and other assets	$10,665	$9,880	$7,367
Increase in U.S. government guaranteed loans eligible for repurchase	$91,634	$100,238	$148,107
Increase in receivables from conveyance of GNMA OREO	$28,669	$38,216	$40,528
Right-of-use assets obtained in exchange for operating lease liabilities	$62,755	$—	$—

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements of BOK Financial Corporation (“BOK Financial” or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), including interpretations of U.S. GAAP issued by federal banking regulators and general practices of the banking industry. The Consolidated Financial Statements include the accounts of BOK Financial and its subsidiaries, principally BOKF, NA, BOK Financial Securities, Inc., BOK Financial Private Wealth, Inc., BOK Financial Insurance, Inc. and Cavanal Hill Distributors, Inc. All significant intercompany transactions are eliminated in consolidation.

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

BOKF, NA operates as Bank of Oklahoma primarily in the Tulsa and Oklahoma City metropolitan areas of the state of Oklahoma and Bank of Texas primarily in the Dallas, Fort Worth and Houston metropolitan areas of the state of Texas. In addition, BOKF, NA does business as BOK Financial in the metropolitan areas of Phoenix, Arizona; Northwest Arkansas; Denver, Colorado; Kansas City, Missouri/Kansas; and as Bank of Albuquerque in Albuquerque, New Mexico. BOKF, NA also operates the TransFund electronic funds network, Cavanal Hill Investment Management, and BOK Financial Asset Management, Inc.

Use of Estimates

Preparation of BOK Financial's Consolidated Financial Statements requires management to make estimates of future economic activities, including loan collectability, loss contingencies, prepayments and cash flows from customer accounts. These estimates are based upon current conditions and information available to management. Actual results may differ significantly from these estimates.

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

BOK Financial may elect to carry certain securities that are not held for trading purposes at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights or other financial instruments.

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

BOK Financial also enters into mortgage loan commitments that are considered derivative contracts. Forward sales contracts that have not been designated as hedging instruments are used to economically hedge these mortgage loan commitments as well as mortgage loans held for sale. Mortgage loan commitments, forward sales contracts, and residential mortgage loans held for sale are carried at fair value. Changes in the fair value are reported in Other Operating Revenue - Mortgage banking revenue.

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

Performing loans may be renewed under the then current collateral, debt service ratio and other underwriting standards. Nonaccruing loans may also be renewed and will remain classified as nonaccruing.

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

Qualifying residential mortgage loans guaranteed by U.S. government agencies have been sold into GNMA pools. Under certain performance conditions specified in government programs, the Company has the right, but not the obligation to repurchase loans from GNMA pools. These loans no longer qualify for sale accounting and are recognized in the Consolidated Balance Sheets. Guaranteed loans are considered to be impaired because we do not expect to receive all principal and interest based on the loan's contractual terms. A portion of the principal balance continues to be guaranteed; however, interest accrues at a curtailed rate as specified in the programs. The carrying value of these loans is reduced based on an estimate of expected cash flows discounted at the original note rate plus a liquidity spread. Guaranteed loans may be modified in TDRs in accordance with U.S. government agency guidelines. Interest continues to accrue at the modified rate. Guaranteed loans may either be resold into GNMA pools after a performance period specified by the programs or foreclosed and conveyed to the guarantors.

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

The allowance for loan losses consists of specific allowances attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general allowances based on estimated loss rates by loan class and nonspecific allowances based on factors that affect more than one portfolio segment. There were no changes to the methodology for estimating general allowances during 2019 or 2018.

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

General allowances for unimpaired loans are based on an estimated loss rate by loan class. The appropriate historical gross loss rate for each loan class is determined by the greater of the current loss rate based on the most recent twelve months or average loss rate over the long-term credit cycle. Recoveries are not directly considered in the estimation of historical loss rates. Recoveries generally do not follow predictable patterns and are not received until well-after the charge-off date as a result of protracted legal actions. For risk graded loans, historical gross loss rates are adjusted for changes in risk grading. For each loan class, the current weighted average risk grade is compared to the long-term weighted average risk grade. This comparison determines whether credit risk in each loan class is increasing or decreasing. Historical loss rates are adjusted upward or downward in proportion to changes in average risk grading. General allowances for unimpaired loans also consider inherent risks identified for each loan class. Inherent risks consider loss rates that most appropriately represent the current credit cycle and other factors attributable to a specific loan class which have not yet been represented in the historical gross loss rates or risk grading. These factors include changes in commodity prices or engineering imprecision which may affect the value of reserves that secure our energy loan portfolio, construction risk that may affect commercial real estate loans, changes in regulations and public policy that may disproportionately impact health care loans and changes in loan products.

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

BOK Financial retains a repurchase obligation under underwriting representations and warranties related to residential mortgage loans transferred and generally retains the right to service the loans. These are not credit obligations. The Company may incur a recourse obligation in limited circumstances. Separate accruals are recognized in Other liabilities in the Consolidated Balance Sheets for repurchase and recourse obligations. These reserves reflect the estimated amount of probable loss the Company will incur as a result of repurchasing a loan, indemnifications, and other settlement resolutions.

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

Premises and equipment includes rights to use leased facilities and equipment. Right of use assets are initially measured by the present value of future rent payments over lease terms, adjusted for rent concessions. Rent payments exclude both payments made for non-lease components such as services and variable lease payments other than payments dependent on an index at lease commencement. Lease term includes options reasonably certain to be exercised. The right of use assets and lease liabilities are amortized to achieve straight-line expense over the lease term. Upon lease modification, the right of use asset and liability are reassessed and remeasured. Right of use assets are evaluated for impairment when facts and circumstances change that indicate an impairment may be necessary. Leases less than twelve months are excluded from capitalization.

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

Federal and State Income Taxes

BOK Financial and its subsidiaries file consolidated tax returns. The subsidiaries provide for income taxes on a separate return basis and remit to BOK Financial amounts determined to be currently payable. BOK Financial is an agent for its subsidiaries under the Company's tax sharing agreements and has no ownership rights to any refunds received for the benefit of its subsidiaries.

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

Compensation cost is initially based on the grant date fair value of the award and recognized as expense over the service period, which is generally the vesting period. Expense is reduced for estimated forfeitures over the vesting period and adjusted for actual forfeitures as they occur. Share-based compensation awarded to certain officers has performance conditions that affect the number of awards granted. Compensation cost is adjusted based on the probable outcome of the performance conditions.

Restricted stock units ("RSUs") may also be awarded for certain executives who have elected to defer income recognition upon vesting of their awards. RSUs are subject to the same vesting criteria as non-vested shares. The value of the awards will vary in amounts equal to changes in the fair value of an equal number of BOKF Financial common shares.

Tax effects of share-based payments are recognized through tax expense. Dividends on non-vested shares are charged to retained earnings. Dividend equivalents on RSU's are charged to expense.

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

Brokerage and trading revenue includes revenues from trading, customer hedging, retail brokerage, investment banking and insurance brokerage. Trading revenue includes net realized and unrealized gains primarily related to sales of securities to institutional customers and related derivative contracts. Customer hedging revenue includes realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs including credit valuation adjustments, as necessary. We offer commodity, interest rate, foreign exchange and equity derivatives to our customers. These customer contracts are offset with contracts with selected counterparties and exchanges to minimize changes in market risk from changes in commodity prices, interest rates or foreign exchange rates. Retail brokerage revenue represents fees and commissions earned on sales of fixed income securities, annuities, mutual funds and other financial instruments to retail customers. Investment banking revenue includes fees earned upon completion of underwriting and financial advisory services. Investment banking revenue also includes fees earned in conjunction with loan syndications. Insurance brokerage revenues represent fees and commissions earned on placement of insurance products with carriers for property and casualty and health coverage.

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

Financial Accounting Standards Board ("FASB")

FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02")

On February 25, 2016, the FASB issued ASU 2016-02 to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees are required to recognize an obligation for future lease payments measured on a discounted basis and a right-of-use asset. The Company adopted the new standard January 1, 2019 through a cumulative effect adjustment to retained earnings. Prior periods were not restated. BOKF elected to apply all practical expedients other than the lessee's practical expedient to combine lease and non-lease components which would further gross up lease liability and the related right-of-use asset. The implementation of ASU 2016-02 increased the reported right-of-use asset and lease liability by $137 million. The effect on retained earnings was immaterial.

FASB Accounting Standards Update No. 2019-01, Leases (Topic 842): Codification Improvements ("ASU 2019-01")

On March 5, 2019, the FASB issued ASU 2019-01 which amends certain aspects of leasing standard ASU 2016-02. ASU 2019-01 provides guidance for determining fair value of the underlying asset by lessors that are not manufacturers or dealers. The ASU also requires depository and lending lessors within the scope of ASC 942 to classify principal payments received from sales-type and direct financing leases within "investing activities" on the statement of cash flows. For the two issues above, the ASU is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods therein; however, early adoption is permitted. Additionally, ASU 2019-01 also clarifies interim disclosure requirements during transition and is effective with the original transition requirements in Topic 842. Adoption of ASU 2019-01 is not expected to have a material impact on the Company's financial statements.

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

The Company has established a CECL implementation team to evaluate the impact to the Company’s financial statements. The CECL implementation team, overseen by the Chief Credit Officer, Chief Financial Officer and Chief Risk Officer, has developed a project plan that incorporates input from various departments within the bank including Credit, Financial Reporting, Risk and Information Technology among others. The Audit and Credit Committees of the Board of Directors are periodically updated on project progress. The implementation team has completed the design of internal controls over the expected credit losses estimate and is formalizing control procedures, governance, and approval processes. This includes finalizing model validation, refinement of model assumptions and qualitative framework, and drafting policies, reporting, and disclosures. The Company adopted the standard on January 1, 2020 through a cumulative-effect adjustment to retained earnings.

FASB Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04")

On April 25, 2019, the FASB issued ASU 2019-04 which clarifies certain aspects of the accounting for credit losses, hedging activities, and financial instruments addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively. Significant amendments made to the provisions of ASU 2016-13 by ASU 2019-04 include providing certain alternatives for the measurement of the allowance for credit losses on accrued interest receivable and clarifying steps entities should take when recording the transfer of loans or debt securities between measurement classification or categories. ASU 2019-04 further clarifies the expectation that entities include recoveries of financial assets in the calculation of the current expected credit losses allowance for both pools of financial assets and individual financial assets. Significant amendments made to the provisions of ASU 2017-12 by ASU 2019-04 include clarification on partial-term fair value hedges of interest rate risk, amortization of fair value hedge basis adjustments and disclosure of fair value hedge basis adjustments. Significant amendments made to provisions of ASU 2016-01 include clarification of the measurement alternative practice for equity securities and remeasurement of equity securities at historical exchange rates. ASU 2019-04 includes other amendments which clarify various provisions within the codification. ASU 2019-04 is effective for the Company for fiscal years beginning after December 15, 2019 and interim periods therein. Adoption of ASU 2019-04 is not expected to have a material impact on the Company's financial statements.

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

FASB Accounting Standards Update No. 2019-11, Codification Improvements to Topic 326: Financial Instruments-Credit Losses ("ASU 2019-11")

On November 27, 2019, the FASB issued ASU 2019-11 which revises certain aspects of new guidance on credit losses. Topics addressed include purchased credit-deteriorated assets, transition relief for troubled debt restructurings, disclosure relief for accrued interest receivable, and financial assets secured by collateral maintenance provisions. ASU 2019-11 is effective for the Company for annual reporting periods beginning after December 15, 2019. Adoption of ASU 2019-11 is not expected to have a material impact on the Company's financial statements.

FASB Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12")

On December 18, 2019, the FASB issued ASU 2019-12 which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within. Adoption of ASU 2019-12 is not expected to have a material impact on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities is as follows (in thousands):

	December 31, 2019		December 31, 2018
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$44,264	$6	$63,765	$254
Residential agency mortgage-backed securities	1,504,651	2,293	1,791,584	9,966
Municipal and other tax-exempt securities	26,196	60	34,507	(1)
Asset-backed securities	14,084	(21)	42,656	685
Other debt securities	34,726	21	24,411	65
Total trading securities	$1,623,921	$2,359	$1,956,923	$10,969

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	December 31, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt securities	$93,653	$96,897	$3,250	$(6)
Residential agency mortgage-backed securities	10,676	11,164	488	—
Other debt securities	189,089	206,341	17,547	(295)
Total investment securities	$293,418	$314,402	$21,285	$(301)

	December 31, 2018
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt securities	$137,296	$138,562	$1,858	$(592)
Residential agency mortgage-backed securities	12,612	12,770	293	(135)
Other debt securities	205,279	215,966	12,257	(1,570)
Total investment securities	$355,187	$367,298	$14,408	$(2,297)

The amortized cost and fair values of investment securities at December 31, 2019, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$41,670	$84,027	$144,705	$12,340	$282,742	5.10
Fair value	41,840	87,883	161,178	12,337	303,238
Residential mortgage-backed securities:
Amortized cost					$10,676	[2]
Fair value					11,164
Total investment securities:
Amortized cost					$293,418
Fair value					314,402

[1]	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

[2]	The average expected lives of residential mortgage-backed securities were 5.0 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	4	$1,001	$1	$1,706	$5	$2,707	$6
Residential agency mortgage-backed securities	—	—	—	—	—	—	—
Other debt securities	13	275	1	8,041	294	8,316	295
Total investment securities	17	$1,276	$2	$9,747	$299	$11,023	$301

	December 31, 2018
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax- exempt	72	$18,255	$69	$66,141	$523	$84,396	$592
Residential agency mortgage-backed securities	2	—	—	5,633	135	5,633	135
Other debt securities	72	13,372	64	23,028	1,506	36,400	1,570
Total investment securities	146	$31,627	$133	$94,802	$2,164	$126,429	$2,297

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	December 31, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,598	$1,600	$2	$—
Municipal and other tax-exempt	1,789	1,861	72	—
Mortgage-backed securities:
Residential agency	7,956,297	8,046,096	104,912	(15,113)
Residential non-agency	25,968	41,609	15,641	—
Commercial agency	3,145,342	3,178,005	37,808	(5,145)
Other debt securities	500	472	—	(28)
Total available for sale securities	$11,131,494	$11,269,643	$158,435	$(20,286)

	December 31, 2018
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$496	$493	$—	$(3)
Municipal and other tax-exempt	2,782	2,864	82	—
Mortgage-backed securities:
Residential agency	5,886,323	5,804,708	16,149	(97,764)
Residential non-agency	40,948	59,736	18,788	—
Commercial agency	2,986,297	2,953,889	7,955	(40,363)
Other debt securities	35,545	35,430	12	(127)
Total available for sale securities	$8,952,391	$8,857,120	$42,986	$(138,257)

The amortized cost and fair values of available for sale securities at December 31, 2019, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$5,105	$1,113,463	$1,455,340	$575,321	$3,149,229	8.15
Fair value	5,114	1,122,392	1,474,002	580,430	3,181,938
Residential mortgage-backed securities:
Amortized cost					$7,982,265	[2]
Fair value					8,087,705
Total available-for-sale securities:
Amortized cost					$11,131,494
Fair value					11,269,643

[1]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[2]	The average expected lives of mortgage-backed securities were 4.0 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Proceeds	$1,211,718	$745,643	$1,309,215
Gross realized gains	14,996	7,117	10,223
Gross realized losses	(9,399)	(9,918)	(5,795)
Related federal and state income tax expense (benefit)	1,425	(713)	1,722

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $10.1 billion at December 31, 2019 and $9.1 billion at December 31, 2018.

The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Available for Sale Securities
(In thousands)

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Mortgage-backed securities:
Residential agency	133	$1,352,597	$6,690	$686,002	$8,423	$2,038,599	$15,113
Commercial agency	69	830,047	4,238	210,877	907	1,040,924	5,145
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	203	$2,182,644	$10,928	$897,351	$9,358	$3,079,995	$20,286

	December 31, 2018
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Treasury	1	$—	$—	$493	$3	$493	$3
Mortgage-backed securities:
Residential agency	289	510,824	1,158	3,641,370	96,606	4,152,194	97,764
Commercial agency	197	179,258	394	1,969,504	39,969	2,148,762	40,363
Other debt securities	3	9,982	63	20,436	64	30,418	127
Total available for sale securities	490	$700,064	$1,615	$5,631,803	$136,642	$6,331,867	$138,257

Based on evaluations of impaired securities as of December 31, 2019, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

No other-than-temporary impairment losses were recorded in earnings during 2019 and none were recorded in 2018. Cumulative other-than-temporary impairment on available for sale securities was $36 million at December 31, 2019 and $45 million at December 31, 2018. The decrease compared to the prior year was due to sales during 2019.

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

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	December 31, 2019		December 31, 2018
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Treasury	$9,917	$(48)	$—	$—
Residential agency mortgage-backed securities	1,088,660	14,109	283,235	2,766
Total	$1,098,577	$14,061	$283,235	$2,766

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2019 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
Interest rate swaps	2,464,478	49,100	(1,839)	47,261	—	47,261
Energy contracts	2,151,096	144,906	(107,591)	37,315	(38)	37,277
Agricultural contracts	16,118	1,522	(22)	1,500	—	1,500
Foreign exchange contracts	214,119	213,007	—	213,007	—	213,007
Equity option contracts	81,455	3,233	—	3,233	(660)	2,573
Total customer risk management programs	4,927,266	411,768	(109,452)	302,316	(698)	301,618
Trading	69,721,932	131,561	(115,949)	15,612	—	15,612
Interest rate risk management programs	1,268,180	6,226	(81)	6,145	—	6,145
Total derivative contracts	$75,917,378	$549,555	$(225,482)	$324,073	$(698)	$323,375

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
Interest rate swaps	2,464,478	49,194	(1,839)	47,355	(43,932)	3,423
Energy contracts	2,105,391	139,311	(107,591)	31,720	(6,031)	25,689
Agricultural contracts	16,139	1,507	(22)	1,485	(1,485)	—
Foreign exchange contracts	207,919	207,020	—	207,020	—	207,020
Equity option contracts	81,455	3,233	—	3,233	—	3,233
Total customer risk management programs	4,875,382	400,265	(109,452)	290,813	(51,448)	239,365
Trading	65,144,388	125,535	(115,949)	9,586	—	9,586
Interest rate risk management programs	380,401	3,121	(81)	3,040	(863)	2,177
Total derivative contracts	$70,400,171	$528,921	$(225,482)	$303,439	$(52,311)	$251,128

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the Consolidated Statements of Earnings (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$9,579	$—	$27,190	$—	$34,532	$—
Interest rate swaps	3,647	—	2,614	—	2,647	—
Energy contracts	5,064	—	8,443	—	5,536	—
Agricultural contracts	28	—	53	—	79	—
Foreign exchange contracts	623	—	535	—	1,352	—
Equity option contracts	—	—	—	—	—	—
Total customer risk management programs	18,941	—	38,835	—	44,146	—
Trading	13,999	—	(13,643)	—	4,615	—
Internal risk management programs	—	14,951	—	(422)	—	779
Total derivative contracts	$32,940	$14,951	$25,192	$(422)	$48,761	$779

As discussed in Note 7, certain derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward sales contracts are included in Residential mortgage loans held for sale on the Consolidated Balance Sheets. See Note 7 for additional discussion of notional, fair value and impact on earnings of these contracts.

No derivative contracts have been designated as hedging instruments for financial reporting purposes.
(4) Loans and Allowances for Credit Losses

The portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2019				December 31, 2018
	Fixed Rate	Variable Rate	Non-accrual	Total	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,231,485	$10,684,749	$115,416	$14,031,650	$2,251,188	$11,285,049	$99,841	$13,636,078
Commercial real estate	1,056,321	3,349,836	27,626	4,433,783	1,477,274	3,265,918	21,621	4,764,813
Residential mortgage	1,652,653	393,897	37,622	2,084,172	1,830,224	358,254	41,555	2,230,033
Personal	193,903	1,007,192	287	1,201,382	190,687	834,889	230	1,025,806
Total	$6,134,362	$15,435,674	$180,951	$21,750,987	$5,749,373	$15,744,110	$163,247	$21,656,730
Accruing loans past due (90 days)[1]				$7,680				$1,338
Foregone interest on nonaccrual loans				$17,409				$15,502

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government.

At December 31, 2019, loans to businesses and individuals with collateral primarily located in Texas totaled $6.8 billion or 31% of the total loan portfolio. Loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.5 billion or 16% of our total loan portfolio. Loans to businesses and individuals with collateral primarily located in Colorado totaled $2.8 billion or 13% of our total loan portfolio. Loans for which the collateral location is not relevant, such as unsecured loans and reserve-based energy loans, are distributed by the borrower’s primary operating location. These geographic concentrations subject the loan portfolio to the general economic conditions within these areas. At December 31, 2018, loans to businesses and individuals with collateral primarily located in Texas totaled $6.4 billion or 30% of the loan portfolio and loans to businesses and individuals with collateral primarily located in Oklahoma totaled $3.5 billion or 16% of the loan portfolio.

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

At December 31, 2019, commercial loans with collateral primarily located in Texas totaled $4.7 billion or 33% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Oklahoma totaled $2.0 billion or 14% of the commercial loan portfolio segment. Commercial loans with collateral primarily located in Colorado totaled $2.0 billion or 14% of the commercial loan portfolio segment. The commercial loan portfolio segment is further divided into loan classes. The services loan class totaled $3.1 billion or 14% of total loans. Approximately $1.5 billion of loans in the services class consisted of loans with individual balances of less than $10 million. Businesses included in the services class include commercial services, Native American tribal governments, financial services, entertainment and recreation and education. The energy loan class totaled $4.0 billion or 18% of total loans, including $3.1 billion of outstanding loans to energy producers. Approximately 58% of committed production loans were secured by properties primarily producing oil and 42% are secured by properties producing natural gas. The healthcare loan class totaled $3.0 billion or 14% of total loans. The healthcare loan class consists primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Healthcare also includes loans to hospitals and other medical service providers.

At December 31, 2018, commercial loans with collateral primarily located in Texas totaled $4.1 billion or 30% of the commercial loan portfolio segment and commercial loans with collateral primarily located in Oklahoma totaled $2.2 billion or 16% of the commercial loan portfolio segment. The energy loan class totaled $3.6 billion or 17% of total loans, including $2.9 billion of outstanding loans to energy producers. At December 31, 2018, approximately 57% of committed production loans were secured by properties primarily producing oil and 43% were secured by properties producing natural gas. The services loan class totaled $3.3 billion or 15% of total loans. Approximately $2.3 billion of loans in the services category consisted of loans with individual balances of less than $10 million. The healthcare loan class totaled $2.8 billion or 13% of total loans.

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

At December 31, 2019, 24% of commercial real estate loans are secured by properties primarily located in the Dallas and Houston areas of Texas. An additional 11% of commercial real estate loans are secured by properties located primarily in the Denver, Colorado metropolitan area. At December 31, 2018, 26% of commercial real estate loans were secured by properties in Texas, 9% of commercial real estate loans were secured by properties in Oklahoma.

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

At December 31, 2019 and 2018, residential mortgage loans included $198 million and $191 million, respectively, of loans guaranteed by U.S. government agencies previously sold into GNMA mortgage pools. These loans either have been repurchased or are eligible to be repurchased by the Company when certain defined delinquency criteria are met. Although payments on these loans generally are past due more than 90 days, interest continues to accrue based on the government guarantee.

Home equity loans totaled $829 million at December 31, 2019 and $917 million at December 31, 2018. At December 31, 2019, 63% of the home equity loan portfolio was comprised of first lien loans and 37% of the home equity portfolio was comprised of junior lien loans. Junior lien loans were distributed 35% to amortizing term loans and 65% to revolving lines of credit. At December 31, 2018, 65% of the home equity portfolio was comprised of first lien loans and 35% of the home equity loan portfolio was comprised of junior lien loans. Junior lien loans were distributed 36% to amortizing term loans and 64% to revolving lines of credit. Home equity loans generally require a minimum FICO score of 700 and a maximum DTI of 40%. The maximum loan amount available for our home equity loan products is generally $400 thousand. Revolving loans have a 5 year revolving period followed by 15 year term of amortizing repayments. Interest-only home equity loans may not be extended for any additional revolving time. All other home equity loans may be extended at management's discretion for an additional 5 year revolving term subject to an update of certain credit information.

At December 31, 2019, 28% of residential mortgage loans are secured by properties located in Oklahoma, 28% of residential mortgage loans are secured by properties located in Texas and 15% of residential mortgage are secured by properties located in Colorado. At December 31, 2018, 28% of residential mortgage were secured by properties in Texas, 26% of residential mortgage loans were secured by properties in Oklahoma and 19% of residential mortgage loans are secured by properties in Colorado.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2019, outstanding commitments totaled $11.1 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2019, outstanding standby letters of credit totaled $646 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2019, outstanding commercial letters of credit totaled $1.2 million.

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

The activity in the allowance for loan losses and the accrual for off-balance sheet credit risk related to loan commitments and standby letters of credit for the year ended December 31, 2019 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$102,226	$60,026	$17,964	$9,473	$17,768	$207,457
Provision for loan losses	57,125	(12,046)	(3,838)	3,537	(573)	44,205
Loans charged off	(43,185)	(1,161)	(288)	(6,343)	—	(50,977)
Recoveries	2,021	4,986	562	2,505	—	10,074
Ending balance	$118,187	$51,805	$14,400	$9,172	$17,195	$210,759

Accrual for off-balance sheet credit risk:
Beginning balance	$1,655	$52	$52	$31	$—	$1,790
Provision for off-balance sheet credit risk	(221)	55	(8)	(31)	—	(205)
Ending balance	$1,434	$107	$44	$—	$—	$1,585

Total provision for credit losses	$56,904	$(11,991)	$(3,846)	$3,506	$(573)	$44,000

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each impairment measurement method at December 31, 2019 is as follows (in thousands):

	Collectively Measured for Impairment		Individually Measured for Impairment		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$13,916,234	$100,773	$115,416	$17,414	$14,031,650	$118,187
Commercial real estate	4,406,157	51,805	27,626	—	4,433,783	51,805
Residential mortgage	2,046,550	14,400	37,622	—	2,084,172	14,400
Personal	1,201,095	9,172	287	—	1,201,382	9,172
Total	21,570,036	176,150	180,951	17,414	21,750,987	193,564

Nonspecific allowance	—	—	—	—	—	17,195

Total	$21,570,036	$176,150	$180,951	$17,414	$21,750,987	$210,759

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at December 31, 2019 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$13,997,538	$117,236	$34,112	$951	$14,031,650	$118,187
Commercial real estate	4,433,783	51,805	—	—	4,433,783	51,805
Residential mortgage	279,113	3,085	1,805,059	11,315	2,084,172	14,400
Personal	1,116,297	7,003	85,085	2,169	1,201,382	9,172
Total	19,826,731	179,129	1,924,256	14,435	21,750,987	193,564

Nonspecific allowance	—	—	—	—	—	17,195

Total	$19,826,731	$179,129	$1,924,256	$14,435	$21,750,987	$210,759

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

The following table summarizes the Company’s loan portfolio at December 31, 2019 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$3,700,406	$117,298	$63,951	$91,722	$—	$—	$3,973,377
Services	3,050,946	29,943	33,791	7,483	—	—	3,122,163
Wholesale/retail	1,749,023	5,281	5,399	1,163	—	—	1,760,866
Manufacturing	623,219	18,214	13,883	10,133	—	—	665,449
Healthcare	2,995,514	13,117	20,805	4,480	—	—	3,033,916
Public finance	709,868	—	—	—	—	—	709,868
Other commercial and industrial	709,729	4,028	17,744	398	34,075	37	766,011
Total commercial	13,538,705	187,881	155,573	115,379	34,075	37	14,031,650

Commercial real estate:
Residential construction and land development	150,529	—	—	350	—	—	150,879
Retail	743,343	12,067	1,243	18,868	—	—	775,521
Office	923,202	5,177	—	—	—	—	928,379
Multifamily	1,257,005	1,604	95	6,858	—	—	1,265,562
Industrial	852,539	1,658	1,011	909	—	—	856,117
Other commercial real estate	455,045	1,639	—	641	—	—	457,325
Total commercial real estate	4,381,663	22,145	2,349	27,626	—	—	4,433,783

Residential mortgage:
Permanent mortgage	276,138	78	2,404	493	758,260	19,948	1,057,321
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	191,694	6,100	197,794
Home equity	—	—	—	—	817,976	11,081	829,057
Total residential mortgage	276,138	78	2,404	493	1,767,930	37,129	2,084,172

Personal	1,116,196	45	—	56	84,853	232	1,201,382

Total	$19,312,702	$210,149	$160,326	$143,554	$1,886,858	$37,398	$21,750,987

The following table summarizes the Company’s loan portfolio at December 31, 2018 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$3,414,039	$42,176	$86,624	47,494	$—	$—	$3,590,333
Services	3,167,203	49,761	32,661	8,567	—	—	3,258,192
Wholesale/retail	1,593,902	18,809	7,131	1,316	—	—	1,621,158
Manufacturing	668,438	30,934	22,230	8,919	—	—	730,521
Healthcare	2,730,121	14,920	37,698	16,538	—	—	2,799,277
Public finance	804,550	—	—	—	—	—	804,550
Other commercial and industrial	756,815	1,266	7,588	16,954	49,371	53	832,047
Total commercial	13,135,068	157,866	193,932	99,788	49,371	53	13,636,078

Commercial real estate:
Residential construction and land development	148,234	—	—	350	—	—	148,584
Retail	885,588	11,926	1,289	20,279	—	—	919,082
Office	1,059,334	10,532	3,054	—	—	—	1,072,920
Multifamily	1,287,471	281	12	301	—	—	1,288,065
Industrial	776,898	—	1,208	—	—	—	778,106
Other commercial real estate	555,301	1,188	876	691	—	—	558,056
Total commercial real estate	4,712,826	23,927	6,439	21,621	—	—	4,764,813

Residential mortgage:
Permanent mortgage	269,678	52	9,730	1,991	819,199	21,960	1,122,610
Permanent mortgages guaranteed by U.S. government agencies	—	—	—	—	183,734	7,132	190,866
Home equity	223,298	—	296	—	682,491	10,472	916,557
Total residential mortgage	492,976	52	10,026	1,991	1,685,424	39,564	2,230,033

Personal	944,256	115	4,443	76	76,762	154	1,025,806

Total	$19,285,126	$181,960	$214,840	123,476	$1,811,557	$39,771	$21,656,730

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This includes all nonaccruing loans, all loans modified in a troubled debt restructuring and all loans repurchased from GNMA pools.

A summary of impaired loans follows (in thousands):

	As of December 31, 2019					Year Ended
		Recorded Investment				December 31, 2019
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial:
Energy	$149,441	$91,722	$44,244	$47,478	$16,854	$69,119	$—
Services	10,923	7,483	6,301	1,182	240	5,854	—
Wholesale/retail	1,980	1,163	902	261	101	916	—
Manufacturing	10,848	10,133	9,914	219	219	9,144	—
Healthcare	13,774	4,480	4,480	—	—	7,798	—
Public finance	—	—	—	—	—	—	—
Other commercial and industrial	8,227	435	435	—	—	8,568	—
Total commercial	195,193	115,416	66,276	49,140	17,414	101,399	—

Commercial real estate:
Residential construction and land development	1,306	350	350	—	—	350	—
Retail	20,265	18,868	18,868	—	—	19,573	—
Office	—	—	—	—	—	—	—
Multifamily	6,858	6,858	6,858	—	—	3,580	—
Industrial	909	909	909	—	—	454	—
Other commercial real estate	801	641	641	—	—	666	—
Total commercial real estate	30,139	27,626	27,626	—	—	24,623	—

Residential mortgage:
Permanent mortgage	24,868	20,441	20,441	—	—	22,196	1,198
Permanent mortgage guaranteed by U.S. government agencies[1]	204,187	197,794	197,794	—	—	195,009	7,733
Home equity	12,967	11,081	11,081	—	—	10,776	—
Total residential mortgage	242,022	229,316	229,316	—	—	227,981	8,931

Personal	360	287	287	—	—	259	—

Total	$467,714	$372,645	$323,505	$49,140	$17,414	$354,262	$8,931

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2019, $6.1 million of these loans are nonaccruing and $192 million are accruing based on the guarantee by U.S. government agencies.

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

Troubled Debt Restructurings

At December 31, 2019 the Company has $132 million in troubled debt restructurings (TDRs), of which $92 million are accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $57 million of TDRs are performing in accordance with the modified terms. The loans designated as TDRs had $18.6 million in charge offs during the year ended December 31, 2019.

At December 31, 2018, TDRs totaled $166 million, of which $86 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $71 million of TDRs were performing. The loans designated as TDRs had $16.1 million in charge offs during the year ended December 31, 2018.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the year ended December 31, 2019, $37 million of loans were restructured. During the year ended December 31, 2018, $75 million of loans were restructured.

Nonaccrual & Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2019 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$3,881,244	$401	10	$—	$91,722	$3,973,377
Services	3,105,621	1,737	523	6,799	7,483	3,122,163
Wholesale/retail	1,758,878	712	113	—	1,163	1,760,866
Manufacturing	654,329	410	190	387	10,133	665,449
Healthcare	3,027,329	2,039	—	68	4,480	3,033,916
Public finance	707,638	2,230	—	—	—	709,868
Other commercial and industrial	764,390	414	772	—	435	766,011
Total commercial	13,899,429	7,943	1,608	7,254	115,416	14,031,650

Commercial real estate:
Residential construction and land development	147,379	3,093	—	57	350	150,879
Retail	756,653	—	—	—	18,868	775,521
Office	928,379	—	—	—	—	928,379
Multifamily	1,258,704	—	—	—	6,858	1,265,562
Industrial	855,208	—	—	—	909	856,117
Other commercial real estate	454,253	1,827	250	354	641	457,325
Total commercial real estate	4,400,576	4,920	250	411	27,626	4,433,783

Residential mortgage:
Permanent mortgage	1,034,716	2,011	153	—	20,441	1,057,321
Permanent mortgages guaranteed by U.S. government agencies	46,898	24,203	18,187	102,406	6,100	197,794
Home equity	814,325	3,343	308	—	11,081	829,057
Total residential mortgage	1,895,939	29,557	18,648	102,406	37,622	2,084,172

Personal	1,196,362	4,664	54	15	287	1,201,382

Total	$21,392,306	$47,084	20,560	$110,086	$180,951	$21,750,987

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2018 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$3,542,839	$—	—	$—	$47,494	$3,590,333
Services	3,237,578	6,009	6,038	—	8,567	3,258,192
Wholesale/retail	1,619,290	515	37	—	1,316	1,621,158
Manufacturing	721,204	392	6	—	8,919	730,521
Healthcare	2,781,944	241	—	554	16,538	2,799,277
Public finance	804,550	—	—	—	—	804,550
Other commercial and industrial	814,489	518	25	8	17,007	832,047
Total commercial	13,521,894	7,675	6,106	562	99,841	13,636,078

Commercial real estate:
Residential construction and land development	147,705	249	280	—	350	148,584
Retail	884,424	14,379	—	—	20,279	919,082
Office	1,072,920	—	—	—	—	1,072,920
Multifamily	1,287,483	281	—	—	301	1,288,065
Industrial	776,898	1,208	—	—	—	778,106
Other commercial real estate	556,239	412	—	714	691	558,056
Total commercial real estate	4,725,669	16,529	280	714	21,621	4,764,813

Residential mortgage:
Permanent mortgage	1,095,097	3,196	366	—	23,951	1,122,610
Permanent mortgages guaranteed by U.S. government agencies	37,459	24,369	16,345	105,561	7,132	190,866
Home equity	904,572	1,102	352	59	10,472	916,557
Total residential mortgage	2,037,128	28,667	17,063	105,620	41,555	2,230,033

Personal	1,024,298	479	796	3	230	1,025,806

Total	$21,308,989	$53,350	24,245	$106,899	$163,247	$21,656,730

(5) Premises and Equipment and Leases

Premises and equipment at December 31 are summarized as follows (in thousands):

	December 31,
	2019	2018
Land	$69,960	$70,575
Buildings and improvements	421,952	266,733
Software and related integration	98,487	150,207
Furniture and equipment	135,153	129,988
Construction in progress	53,498	27,514
Premises and equipment	779,050	645,017
Less accumulated depreciation	243,531	314,984
Premises and equipment, net of accumulated depreciation	$535,519	$330,033

Depreciation expense of premises and equipment was $51.6 million, $51.2 million and $47.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Effective January 1, 2019, premises and equipment included right-of-use assets for leased office space and facilities. Leases are at market rates at inception and may contain escalations based on consumer price index or similar benchmarks and options to renew at then market rates.

At December 31, 2019, right-of-use assets of $180 million are included in buildings and improvements and related right-of-use liabilities are included in other liabilities. The weighted-average remaining lease term was 11.1 years and the weighted average discount rate on operating leases was 3.2 percent. Operating lease costs recognized as occupancy and equipment expense were $24.2 million for the year ended December 31, 2019. Operating cash flows from operating leases were $23.3 million for the year ended December 31, 2019.

Total rent expense for BOK Financial was $43.0 million in 2019, $28.5 million in 2018 and $27.5 million in 2017. At December 31, 2019, un-discounted operating lease liabilities are scheduled to mature as follows: $27.5 million in 2020, $25.7 million in 2021, $20.1 million in 2022, $18.9 million in 2023, $18.2 million in 2024 and $127 million thereafter. Operating expense and short term lease costs total $12.6 million for the year ended December 31, 2019. BOKF, NA is obligated under a long-term lease for its bank premises in downtown Tulsa. The original lease dated November 1, 1976 was renegotiated on July 1, 2019. The new lease will terminate on December 31, 2034. The Company has the option to renew for an additional 10 years. Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in consumer price index or similar benchmarks.

The Company may lease owned properties or sublease unoccupied leased facilities. Income on these leases is immaterial.

(6) Goodwill and Intangible Assets

On October 1, 2018, the Company acquired CoBiz Financial, Inc. ("CoBiz"), parent company of CoBiz Bank. The Company paid total consideration of $944 million, which included $243 million in cash along with the issuance of 7.2 million shares of BOK Financial common stock valued at $701 million in exchange for all the outstanding shares of CoBiz. Goodwill acquired was attributed to synergies expected to be gained through consolidation of administrative functions resulting in cost savings. The purchase price allocation was completed in 2019 with no significant change from the preliminary purchase price allocation.

On May 1, 2018, the Company acquired a majority voting interest in Switchgrass Holdings, LLC, a restaurant franchise owner and operator, pursuant to merchant banking regulations and restrictions. The purchase price for the acquisition was $14 million and included $6.7 million of intangible assets.

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

	Dec. 31,
	2019	2018
Core deposit premiums	$103,200	$103,200
Less accumulated amortization	19,364	5,032
Net core deposit premiums	83,836	98,168

Other identifiable intangible assets	74,372	63,497
Less accumulated amortization	32,937	26,816
Net other identifiable intangible assets	41,435	36,681

Total intangible assets, net	$125,271	$134,849

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

	Core Deposit Premiums	Other Identifiable Intangible Assets	Total
2020	$12,892	$7,405	$20,297
2021	11,893	6,706	18,599
2022	10,981	5,339	16,320
2023	10,145	4,298	14,443
2024	9,379	3,284	12,663
Thereafter	28,546	14,403	42,949
	$83,836	$41,435	$125,271

The changes in the carrying value of goodwill by operating segment are as follows (in thousands):

	Commercial Banking	Consumer Banking	Wealth Management	Funds Management and Other	Total
Balance, December 31, 2017	313,270	43,458	90,702	—	447,430
Goodwill recognized during 2018[1]	—	—	—	601,833	601,833
Balance, December 31, 2018	313,270	43,458	90,702	601,833	1,049,263
Adjustment[1]	600,661	—	—	(601,833)	(1,172)
Balance, December 31, 2019	$913,931	$43,458	$90,702	$—	$1,048,091

[1]	Goodwill related to the CoBiz acquisition was not yet allocated to the operating segments as of December 31, 2018 and was included in Funds Management and Other in 2018 then allocated during 2019.

The annual goodwill evaluations for 2019 and 2018 did not indicate impairment for any reporting unit. Economic conditions did not indicate that impairment existed for any identifiable intangible assets and therefore no impairment evaluation was performed.
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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	December 31, 2019		December 31, 2018
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$175,117	$177,703	$145,057	$146,971
Residential mortgage loan commitments	158,460	5,233	160,848	5,378
Forward sales contracts	315,203	(665)	274,000	(3,128)
		$182,271		$149,221

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of December 31, 2019 or December 31, 2018. No credit losses were recognized on residential mortgage loans held for sale for the years ended December 31, 2019, 2018 and 2017.

Mortgage banking revenue was as follows (in thousands):

	Year Ended
	2019	2018	2017
Production revenue:
Net realized gains on sales of mortgage loans	$39,730	$36,379	$45,128
Net change in unrealized gain on mortgage loans held for sale	672	(674)	2,031
Net change in the fair value of mortgage loan commitments	(145)	(1,145)	(3,210)
Net change in the fair value of forward sales contracts	2,463	(2,870)	(5,451)
Total mortgage production revenue	42,720	31,690	38,498
Servicing revenue	64,821	66,097	66,221
Total mortgage banking revenue	$107,541	$97,787	$104,719

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

The following represents a summary of mortgage servicing rights (Dollars in thousands):

	December 31,
	2019	2018	2017
Number of residential mortgage loans serviced for others	126,828	132,463	136,528
Outstanding principal balance of residential mortgage loans serviced for others	$20,727,106	$21,658,335	$22,046,632
Weighted average interest rate	3.98%	3.99%	3.94%
Remaining contractual term (in months)	289	293	297

Activity in capitalized mortgage servicing rights during the three years ended December 31, 2019 is as follows (in thousands):

Balance, December 31, 2016	$247,073
Additions, net	39,149
Change in fair value due to loan runoff	(33,527)
Change in fair value due to market changes	172
Balance, December 31, 2017	252,867
Additions, net	35,247
Change in fair value due to loan runoff	(33,528)
Change in fair value due to market changes	4,668
Balance, December 31, 2018	259,254
Additions, net	35,128
Change in fair value due to loan runoff	(38,979)
Change in fair value due to market changes	(53,517)
Balance, December 31, 2019	$201,886

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant assumptions used to determine fair value considered to be significant unobservable inputs were as follows:

	December 31,
	2019	2018
Discount rate – risk-free rate plus a market premium	9.81%	9.90%
Prepayment rate - based upon loan interest rate, original term and loan type	8.28% - 16.05%	8.05% - 15.74%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$68 - $94	$67 - $93
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Primary/secondary mortgage rate spread	104 bps	105 bps
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.73%	2.57%
Delinquency rate	2.73%	2.74%

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

(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Transaction deposits	$132,854	$65,859	$28,627
Savings	677	439	359
Time:
Certificates of deposits under $100,000	8,299	5,751	7,702
Certificates of deposits $100,000 and over	29,288	19,739	12,393
Other time deposits	4,420	3,729	4,722
Total time	42,007	29,219	24,817
Total	$175,538	$95,517	$53,803

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2019 and 2018 were $845 million and $756 million, respectively.

Time deposit maturities are as follows:  2020 – $1.5 billion, 2021 – $230 million, 2022 – $104 million, 2023 – $103 million, 2024 – $55 million and $228 million thereafter.

The aggregate amount of overdrawn customer transaction deposits that have been reclassified as loan balances was $8.7 million at December 31, 2019 and $27 million at December 31, 2018.

(9) Other Borrowed Funds

Information relating to other borrowings is summarized as follows (dollars in thousands):

	As of		Year Ended
	December 31, 2019		December 31, 2019
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	3,390,528	1.53%	2,438,376	2.08%	3,390,528
Repurchase agreements	427,822	0.50%	399,785	0.57%	427,822
Other borrowings:
Federal Home Loan Bank advances	4,500,000	1.79%	7,122,466	2.44%	8,000,000
GNMA repurchase liability	15,417	4.32%	13,746	4.47%	19,581
Other	11,638	5.09%	11,144	5.30%	34,676
Total other borrowings	4,527,055		7,147,356	2.45%
Subordinated debentures[1]	275,923	5.15%	276,075	5.47%	275,923
Total other borrowed funds	$8,621,328		$10,261,592	2.37%

	As of		Year Ended
	December 31, 2018		December 31, 2018
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	402,450	2.34%	419,322	1.89%	949,531
Repurchase agreements	615,961	0.36%	464,582	0.28%	615,961
Other borrowings:
Federal Home Loan Bank advances	6,100,000	2.65%	6,207,142	2.06%	6,500,000
GNMA repurchase liability	15,552	4.43%	14,783	4.47%	16,529
Other	8,838	2.90%	14,516	2.67%	20,422
Total other borrowings	6,124,390		6,236,441	2.07%
Subordinated debentures[1]	275,913	5.34%	177,884	5.52%	275,913
Total other borrowed funds	$7,418,714		$7,298,229	2.03%

	As of		Year Ended
	December 31, 2017		December 31, 2017
	Balance	Rate	Average Balance	Rate	Maximum Outstanding At Any Month End
Funds purchased	58,628	1.00%	58,064	0.73%	80,967
Repurchase agreements	516,335	0.17%	433,791	0.10%	536,094
Other borrowings:
Federal Home Loan Bank advances	5,100,000	1.47%	5,882,466	1.13%	6,200,000
GNMA repurchase liability	19,947	4.22%	20,509	4.59%	24,139
Other	14,950	2.61%	16,317	3.35%	18,610
Total other borrowings	5,134,897		5,919,292	1.15%
Subordinated debentures[1]	144,677	5.60%	147,954	5.57%	151,875
Total other borrowed funds	$5,854,537		$6,559,101	1.18%

1 Parent Company only.

Aggregate annual principal repayments at December 31, 2019 are as follows (in thousands):

2020	$8,335,742
2021	1,244
2022	575
2023	1,454
2024	3,599
Thereafter	278,714
Total	$8,621,328

Funds purchased are unsecured and generally mature within one day to ninety days from the transaction date. Securities repurchase agreements are recorded as secured borrowings that generally mature within ninety days and are secured by certain available for sale securities.

Additional information relating to securities sold under agreements to repurchase and related liabilities at December 31, 2019 and 2018 is as follows (dollars in thousands):

	December 31, 2019
	Amortized	Fair	Repurchase
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. government agency mortgage-backed securities:
Overnight[1]	$431,939	$435,898	$427,822	0.50%
Long-term	—	—	—	—%
Total Agency Securities	$431,939	$435,898	$427,822	0.50%

	December 31, 2018
	Amortized	Fair	Repurchase
Security Sold/Maturity	Cost	Value	Liability[1]	Rate

U.S. government agency mortgage-backed securities:
Overnight[1]	$636,864	$628,229	$615,961	0.36%
Long-term	—	—	—	—%
Total Agency Securities	$636,864	$628,229	$615,961	0.36%

[1]
BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and residential mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $661 million to secure BOK Financial’s obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2019 pursuant to the Federal Home Loan Bank’s collateral policies is $4.9 billion.

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

BOK Financial Securities, Inc. may borrow funds from Pershing, LLC ("Pershing"), a clearing broker/dealer and a wholly owned subsidiary of Bank of New York Mellon, for the purposes of financing securities purchases or to facilitate funding of investment banking activities, on terms to be negotiated at the time of the borrowing. BOK Financial Securities, Inc. had no borrowings outstanding at December 31, 2019 and none at December 31, 2018.

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

(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Credit loss reserves	$50,611	$49,804
Lease liability	46,084	—
Deferred compensation	25,976	25,608
Purchased loan discount	18,042	27,283
Unearned fees	9,080	9,814
Share-based compensation	7,392	4,434
Valuation adjustments	1,545	9,619
Available for sale securities mark to market	—	24,441
Other	26,384	31,489
Total deferred tax assets	185,114	182,492

Deferred tax liabilities:
Mortgage servicing rights	48,435	61,844
Right-of-use asset	42,180	—
Available for sale securities mark to market	33,140	—
Acquired identifiable intangible	23,181	28,620
Depreciation	18,909	15,966
Lease financing	10,720	10,040
Other	34,826	30,566
Total deferred tax liabilities	211,391	147,036
Net deferred tax assets (liabilities)	$(26,277)	$35,456

No valuation allowance was necessary on deferred tax assets as of December 31, 2019 and 2018.

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income tax expense:
Federal	$110,887	$103,748	$141,607
State	15,088	15,253	14,592
Total current income tax expense	125,975	119,001	156,199

Deferred income tax expense:
Federal	3,416	(190)	25,525
State	792	250	869
Total deferred income tax expense	4,208	60	26,394
Total income tax expense	$130,183	$119,061	$182,593

The reconciliations of income attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Amount:
Federal statutory tax	$132,482	$118,752	$181,397
Tax exempt revenue	(12,227)	(8,311)	(12,402)
Effect of state income taxes, net of federal benefit	12,715	12,430	10,701
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	(5,127)	(4,559)	(6,811)
Other, net	2,340	749	9,708
Total income tax expense	$130,183	$119,061	$182,593

	Year Ended December 31,
	2019	2018	2017
Percent of pretax income:
Federal statutory tax	21.0%	21.0%	35.0%
Tax exempt revenue	(1.9)	(1.5)	(2.4)
Effect of state income taxes, net of federal benefit	2.0	2.2	2.0
Utilization of tax credits, net of proportional amortization of low-income housing limited partnership investments	(0.8)	(0.8)	(1.3)
Other, net	0.3	0.2	1.9
Total	20.6%	21.1%	35.2%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Balance as of January 1	$18,869	$18,110	$15,841
Additions for tax for current year positions	5,649	2,649	4,645
Settlements during the period	—	—	—
Lapses of applicable statute of limitations	(4,053)	(1,890)	(2,376)
Balance as of December 31	$20,465	$18,869	$18,110

Of the above unrecognized tax benefits, $14.7 million, if recognized, would have affected the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $2.2 million for 2019, $1.7 million for 2018 and $1.2 million for 2017 in interest and penalties. The Company had approximately $5.6 million and $5.0 million accrued for the payment of interest and penalties at December 31, 2019 and 2018, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

(11) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. Interest continues to accrue on employees' account balances at a variable rate tied to the five-year trailing average of five-year U.S. Treasury securities plus 1.5%. The rate has a floor of 3.0% and a ceiling of 5.0%. The 2019 quarterly variable rates ranged from 3.32% to 3.40%.

The projected benefit obligation and fair value of plan assets, respectively, were $24.5 million and $36.4 million at December 31, 2019 and $24.5 million and $33.6 million at December 31, 2018. The net periodic benefit credit was $815 thousand for December 31, 2019, $583 thousand for December 31, 2018 and $704 thousand for December 31, 2017. Total expected future benefit payments related to the Pension Plan were $27.8 million at December 31, 2019.

The following table presents the weighted-average assumptions used in the measurement of the Company's net periodic benefit cost as of December 31:

	2019	2018
Discount rate	4.10%	3.30%
Expected return on plan assets	5.50%	5.50%

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Active Core Fund. The stated objective of this fund is to provide an attractive total return with a well-balanced mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund’s securities. Management considers the Fund's recent and long-term performance as indicators when setting the expected return on plan assets. No minimum contribution was required for 2019, 2018 or 2017.

Employee contributions to the Thrift Plan are eligible for Company matching equal to 6% of base compensation, as defined in the plan. The Company-provided matching contribution rates range from 50% for employees with less than 4 years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of up to $750 per participant is provided for employees whose annual base compensation is less than $40,000. Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund and Cavanal Hill funds. Employer contributions, which are invested in accordance with the participant’s investment options, vest over five years. Thrift Plan expenses were $27.6 million for 2019, $25.1 million for 2018 and $22.8 million for 2017.

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

The following table presents stock options outstanding under these plans (in thousands, except for per share data):

	Number	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at:
December 31, 2017	117,551	$53.26	$4,592
December 31, 2018	63,058	54.89	1,163
December 31, 2019	36,100	56.75	1,106
Options vested at:
December 31, 2017	51,286	$48.62	$2,241
December 31, 2018	33,573	53.09	679
December 31, 2019	27,193	57.08	824

No options have been awarded since 2013. At December 31, 2019, the weighted average remaining contractual life of options outstanding was 1.76 years and the weighted average remaining contractual life of vested options was 1.35 years. The aggregate intrinsic value of options exercised was $761 thousand for 2019, $2.3 million for 2018 and $3.5 million for 2017.

The Company also awards restricted stock to certain officers and employees and restricted stock units ("RSUs) to certain executives, (collectively "non-vested shares"). Vesting of all non-vested shares is subject to service requirements. Additionally, vesting of certain non-vested shares is subject to performance criteria based on changes in the Company's earnings per share relative to defined peers. The following represents a summary of the non-vested shares for the three years ended December 31, 2019 (in thousands):

	Restricted Stock		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units		Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	786,706		—
Granted	177,807	$86.95	—	—	—
Vested	(194,419)	63.07	—		—
Forfeited	(102,991)	78.70	—		—
Non-vested at December 31, 2017	667,103		—
Granted	150,419	$85.58	—		—
Vested	(242,215)	74.85	—		—
Forfeited	(47,700)	75.68	—		—
Non-vested at December 31, 2018	527,607		—
Granted	145,724	$76.74	46,689		$87.40
Vested	(114,201)	61.28	—		—
Forfeited	(131,952)	83.69	—		—
Non-vested at December 31, 2019	427,178		46,689

Compensation expense recognized on non-vested shares totaled $15.1 million for 2019, $3.6 million for 2018 and $23.2 million for 2017. Unrecognized compensation cost of non-vested shares totaled $14.9 million at December 31, 2019. We expect to recognize compensation expense of $9.4 million in 2020, $5.3 million in 2021, and $144 thousand in 2022.

Compensation cost for restricted stock units is variable based on the current fair value of BOK Financial common shares. Vesting of 222,164 non-vested shares may be increased or decreased based on performance criteria defined in the plan documents.
(13) Related Parties

In compliance with applicable banking regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as “related parties”) in the ordinary course of business. The Company’s loans to related parties do not involve more than the normal credit risk.

Activity in loans to related parties is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$75,265	$110,246
Advances	886,610	1,479,735
Payments	(896,643)	(1,514,841)
Adjustments[1]	9,957	125
Ending balance	$75,189	$75,265

[1]	Adjustments generally consist of changes in status as a related party.

As defined by banking regulations, loan commitments and equity investments from the subsidiary banks to a single affiliate may not exceed 10% of unimpaired capital and surplus while loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. All loans to affiliates must be fully secured by eligible collateral. At December 31, 2019, loan commitments and equity investments were limited to $370 million to a single affiliate and $739 million to all affiliates. The largest loan commitment and equity investment to a single affiliate was $257 million and the aggregate loan commitments and equity investments to all affiliates were $392 million. The largest outstanding amount to a single affiliate at December 31, 2019 was $4.3 million and the total outstanding amounts to all affiliates were $5.0 million. At December 31, 2018, total loan commitments and equity investments to all affiliates were $313 million and the total outstanding amounts to all affiliates were $883 thousand.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

QuikTrip Corporation has entered into a fee sharing agreement with TransFund, BOKF’s electronic funds transfer network (“TransFund”), respecting transactions completed at TransFund automated teller machines placed in QuikTrip locations. In 2019, BOKF paid QuikTrip approximately $10.0 million pursuant to this agreement. A BOK Financial director is Chief Executive Officer, Chairman, and a significant shareholder of QuikTrip Corporation.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of BOKF, NA, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). BOKF, NA is custodian and Cavanal Hill Distributors, Inc. is distributor for the Funds. The Funds’ products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 84% of the Funds’ assets of $3.7 billion are held for the Company's clients. A Company executive officer serves on the Funds' board of trustees and officers of BOKF, NA serve as president and secretary of the Funds. A majority of the members of the Funds’ board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

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

BOK Financial currently owns 252,233 Visa Class B shares which are convertible into 409,324 shares of Visa Class A shares after the final settlement of all covered litigation. Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. No value has been currently assigned to the Class B shares.

On June 24, 2015, BOKF, NA received a complaint alleging that an employee had colluded with a bond issuer and an individual in misusing revenues pledged to municipal bonds for which BOKF, NA served as trustee under the bond indenture. The Company conducted an investigation and concluded that employees in one of its Corporate Trust offices had, with respect to a single group of affiliated bond issuances, violated Company policies and procedures by waiving financial covenants, granting forbearances and accepting, without disclosure to the bondholders, debt service payments from sources other than pledged revenues. The relationship manager was terminated. The Company reported the circumstances to, and cooperated with an investigation by, the Securities and Exchange Commission ("SEC").

On December 28, 2015, in an action brought by the SEC, the United States District Court for the District of New Jersey entered a judgment against the principals involved in issuing the bonds, precluding the principals from denying the alleged violations of the federal securities laws and requiring the principals to pay all outstanding principal, accrued interest, and other amounts required under the bond documents, less the value of the facilities securing repayment of the bonds, subject to oversight by a court appointed monitor (“Payment Plan”).

On September 7, 2016, BOKF, NA agreed, and the SEC entered, a consent order finding that BOKF, NA had violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act and requiring BOKF, NA to disgorge $1,067,721 of fees and pay a civil penalty of $600,000. BOKF, NA disgorged the fees and paid the penalty.

On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action on behalf of all holders of the bonds alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The New Jersey Federal District Action has been stayed until March 20, 2020. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The Tulsa County District Court Action is pending on BOKF, NA’s motion to dismiss. Four separate small groups of bondholders filed arbitration complaints with the Financial Institutions Regulatory Association respecting the bonds and other bonds for which BOKF, NA served as indenture trustee. BOKF, NA challenged the FINRA proceedings in the United States District Court of Nevada. On appeal, the United States Court of Appeals for the Ninth Circuit held BOKF, NA was not subject to FINRA jurisdiction. The four FINRA complaints were then dismissed.

On July 9, 2019, the New Jersey Federal District Court terminated the Payment Plan except with respect to facilities then under contract to be sold as to which the Payment Plan continued until January 17, 2020. On January 8, 2020, the New Jersey District Court entered judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. Management is no longer able to conclude that the individual principal and his wife will be successful in paying the obligations they have to pay the bonds in full. Under all circumstances, the obligation of the principals to repay the bonds continues as an obligation not dischargeable in bankruptcy. If the individual principal and his wife do not have the financial ability to pay the bonds in full, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all facilities securing payment of the bonds, including those currently under contract and those not currently under contract, approximately $20 million will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the company in the event a loss to the company becomes probable.

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

On March 7, 2017, a plaintiff filed a putative class action in the United States District Court for the Northern District of Texas alleging an extended overdraft fee charged by BOKF, NA is interest and exceeds permitted rates. On September 18, 2018, the District Court dismissed the Texas action and the plaintiff appealed the dismissal to the United States Court of Appeals for the Fifth Circuit which heard argument on October 8, 2019. On August 22, 2018, a plaintiff filed a second putative class action in the United States District Court for New Mexico making the same allegations as the Texas action. The District Court dismissed the plaintiff’s action. The plaintiffs filed a motion for reconsideration and the action is pending on that motion. Management is advised by counsel that a loss is not probable in either the now dismissed Texas action or the New Mexico action and that the loss, if any, cannot be reasonably estimated.

On July 6, 2018, a plaintiff served a petition in a putative class action in the Oklahoma District Court for Tulsa County Oklahoma alleging BOKF, NA breached its Demand Deposit Agreements by charging overdraft and not sufficient funds fees to deposit accounts on the day of the transaction triggering the fee and by the bank's debit hold process causing overdraft fees. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Alternative Investment Commitments

The Company sponsors a private equity fund and invests in several tax credit entities and other funds as permitted by banking regulations. Consolidation of these investments is based on the variable interest model.

At December 31, 2019, the Company has $259 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. The investment balance also included of $82 million in unfunded commitments included in Other liabilities on the Consolidated Balance Sheets. At December 31, 2018 , the Company had $237 million in interests in various alternative investments and included $74 million in unfunded commitments included in Other liabilities.

Other Commitments and Contingencies

Cavanal Hill Funds’ assets include U.S. Treasury and government securities money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury and Agencies. The net asset value of units in these funds was $1.00 at December 31, 2019. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2019 or 2018.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. Member banks may satisfy reserve balance requirements through holdings of vault cash and balances maintained directly with a Federal Reserve Bank. The combined average balance of vault cash and balances held at the Federal Reserve Bank was $618 million for the year ended December 31, 2019 and $1.2 billion for the year ended December 31, 2018.
(15) Shareholders Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2019, 2018 or 2017.

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

Regulatory Capital

BOK Financial and the subsidiary bank is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a material effect on BOK Financial's operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators.

New capital rules were effective for BOK Financial on January 1, 2015. Components of these rules phased in through January 1, 2019. A bank falling below the minimum capital requirements, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments. For a banking institution to qualify as well capitalized, Common Equity Tier 1, Tier I, Total and Leverage capital ratios must be at least 6.5%, 8%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and allowances for credit losses, subject to certain limitations. The subsidiary banks exceeded the regulatory definition of well capitalized as of December 31, 2019 and December 31, 2018.

A summary of regulatory capital minimum requirements and levels follows (dollars in thousands):

	Minimum Capital Requirement	Capital Conservation Buffer[1]	Minimum Capital Requirement Including Capital Conservation Buffer	Well Capitalized Bank Requirement	December 31, 2019		December 31, 2018
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	4.50%	2.50%	7.00%	N/A	$3,608,821	11.39%	$3,356,524	10.92%
BOKF, NA	4.50%	N/A	4.50%	6.50%	3,414,446	10.90%	2,894,119	10.50%
CoBiz Bank[2]	4.50%	N/A	4.50%	6.50%	—	—%	317,944	10.65%
Tier I Capital (to Risk Weighted Assets):
Consolidated	6.00%	2.50%	8.50%	N/A	$3,608,821	11.39%	$3,356,524	10.92%
BOKF, NA	6.00%	N/A	6.00%	8.00%	3,414,446	10.90%	2,894,119	10.50%
CoBiz Bank[2]	6.00%	N/A	6.00%	8.00%	—	—%	317,944	10.65%
Total Capital (to Risk Weighted Assets):
Consolidated	8.00%	2.50%	10.50%	N/A	$4,097,087	12.94%	$3,841,684	12.50%
BOKF, NA	8.00%	N/A	8.00%	10.00%	3,692,010	11.79%	3,103,366	11.26%
CoBiz Bank[2]	8.00%	N/A	8.00%	10.00%	—	—%	382,944	12.83%
Leverage (Tier I Capital to Average Assets):
Consolidated	4.00%	N/A	4.00%	N/A	$3,608,820	8.40%	$3,356,524	8.96%
BOKF, NA	4.00%	N/A	4.00%	5.00%	3,414,446	7.98%	2,894,119	8.56%
CoBiz Bank[2]	4.00%	N/A	4.00%	5.00%	—	—%	317,944	8.25%

[1]
Capital conservation buffer was effective January 1, 2016 and phased in through 2019. The phased in capital conservation buffer was 2.50% at December 31, 2019 and 1.875% at December 31, 2018. The fully phased in requirement of 2.50% is included in the table above.

[2]	CoBiz Bank was acquired by BOK Financial effective October 1, 2018 and merged into BOKF, NA during the first quarter of 2019.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, December 31, 2016	$(9,087)	$(1,880)	$(10,967)
Net change in unrealized gain (loss)	(28,170)	2,018	(26,152)
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(4,428)	—	(4,428)
Other comprehensive income (loss), before income taxes	(32,598)	2,018	(30,580)
Federal and state income tax[1]	(12,708)	785	(11,923)
Other comprehensive income (loss), net of income taxes	(19,890)	1,233	(18,657)
Reclassification of stranded accumulated other comprehensive loss related to tax reform	(6,408)	(142)	(6,550)
Balance, December 31, 2017	(35,385)	(789)	(36,174)
Transition adjustment for net unrealized gains on equity securities	(2,709)	—	(2,709)
Net change in unrealized gain (loss)	(46,941)	(1,069)	(48,010)
Reclassification adjustments included in earnings:
Loss on available for sale securities, net	2,801	—	2,801
Other comprehensive income (loss), before income taxes	(44,140)	(1,069)	(45,209)
Federal and state income tax[2]	(11,235)	(272)	(11,507)
Other comprehensive income (loss), net of income taxes	(32,905)	(797)	(33,702)
Balance, December 31, 2018	(70,999)	(1,586)	(72,585)
Net change in unrealized gain (loss)	239,017	2,030	241,047
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(5,597)	—	(5,597)
Other comprehensive income (loss), before income taxes	233,420	2,030	235,450
Federal and state income tax[2]	57,425	517	57,942
Other comprehensive income (loss), net of income taxes	175,995	1,513	177,508
Balance, December 31, 2019	$104,996	$(73)	$104,923

[1]	Calculated using a 39 percent blended federal and state statutory tax rate.

[2]	Calculated using a 25 percent blended federal and state statutory tax rate.

(16)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended
	2019	2018	2017
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$500,758	$445,646	$334,644
Less: Earnings allocated to participating securities	3,227	3,737	3,561
Numerator for basic earnings per share – income available to common shareholders	497,531	441,909	331,083
Effect of reallocating undistributed earnings of participating securities	—	1	2
Numerator for diluted earnings per share – income available to common shareholders	$497,531	$441,910	$331,085

Denominator:
Weighted average shares outstanding	71,250,081	67,190,257	65,440,832
Less: Participating securities included in weighted average shares outstanding	462,381	561,617	695,468
Denominator for basic earnings per common share	70,787,700	66,628,640	64,745,364
Dilutive effect of employee stock compensation plans	14,912	33,633	60,920
Denominator for diluted earnings per common share	70,802,612	66,662,273	64,806,284

Basic earnings per share	$7.03	$6.63	$5.11
Diluted earnings per share	$7.03	$6.63	$5.11

(17)  Reportable Segments

BOK Financial operates three principal lines of business: Commercial Banking, Consumer Banking and Wealth Management. Commercial Banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers. Commercial Banking also includes the TransFund EFT network. Consumer Banking includes retail lending and deposit services, lending and deposit services to small business customers served through the consumer branch network and all mortgage banking activities. Wealth Management provides fiduciary services, private bank services, insurance and investment advisory services in all markets. Wealth Management also underwrites state and municipal securities and engages in brokerage and trading activities.

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

The operations of CoBiz, acquired on October 1, 2018 were allocated to the operating segments in the second quarter of 2019. Prior to April 1, 2019, CoBiz operations were included in Funds Management and other.

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2019 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$919,148	$99,679	$61,277	$32,775	$1,112,879
Net interest revenue (expense) from internal sources	(242,907)	95,775	38,815	108,317	—
Net interest and dividend revenue	676,241	195,454	100,092	141,092	1,112,879
Provision for credit losses	39,011	6,271	(308)	(974)	44,000
Net interest and dividend revenue after provision for credit losses	637,230	189,183	100,400	142,066	1,068,879
Other operating revenue	170,412	187,500	341,389	(4,931)	694,370
Other operating expense	252,459	230,916	277,267	371,739	1,132,381
Net direct contribution	555,183	145,767	164,522	(234,604)	630,868
Gain (loss) on financial instruments, net	106	30,375	2	(30,483)	—
Change in fair value of mortgage servicing rights	—	(53,517)	—	53,517	—
Gain (loss) on repossessed assets, net	331	496	—	(827)	—
Corporate expense allocations	43,055	47,169	36,239	(126,463)	—
Net income before taxes	512,565	75,952	128,285	(85,934)	630,868
Federal and state income taxes	137,759	19,346	32,954	(59,876)	130,183
Net income	374,806	56,606	95,331	(26,058)	500,685
Net income attributable to non-controlling interests	—	—	—	(73)	(73)
Net income attributable to BOK Financial Corp. shareholders	$374,806	$56,606	$95,331	$(25,985)	$500,758

Average assets	$22,807,589	$9,301,341	$10,204,426	$(219,009)	$42,094,347

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2018 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$726,855	$83,231	$81,528	$93,253	$984,867
Net interest revenue (expense) from internal sources	(159,954)	73,448	31,480	55,026	—
Net interest and dividend revenue	566,901	156,679	113,008	148,279	984,867
Provision for credit losses	30,358	5,143	(288)	(27,213)	8,000
Net interest and dividend revenue after provision for credit losses	536,543	151,536	113,296	175,492	976,867
Other operating revenue	162,701	178,123	296,369	(20,409)	616,784
Other operating expense	202,095	231,075	257,650	337,346	1,028,166
Net direct contribution	497,149	98,584	152,015	(182,263)	565,485
Gain (loss) on financial instruments, net	26	(25,021)	7	24,988	—
Change in fair value of mortgage servicing rights	—	4,668	—	(4,668)	—
Gain (loss) on repossessed assets, net	(6,532)	247	—	6,285	—
Corporate expense allocations	36,670	44,398	35,920	(116,988)	—
Net income before taxes	453,973	34,080	116,102	(38,670)	565,485
Federal and state income taxes	120,458	8,681	30,075	(40,153)	119,061
Net income	333,515	25,399	86,027	1,483	446,424
Net income attributable to non-controlling interests	—	—	—	778	778
Net income attributable to BOK Financial Corp. shareholders	$333,515	$25,399	$86,027	$705	$445,646

Average assets	$18,432,035	$8,303,263	$8,447,784	$(245,552)	$34,937,530

Reportable segments reconciliation to the Consolidated Financial Statements for the year ended December 31, 2017 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest and dividend revenue from external sources	$618,325	$84,286	$45,024	$94,066	$841,701
Net interest revenue (expense) from internal sources	(92,055)	53,916	38,344	(205)	—
Net interest and dividend revenue	526,270	138,202	83,368	93,861	841,701
Provision for credit losses	13,877	4,786	(696)	(24,967)	(7,000)
Net interest and dividend revenue after provision for credit losses	512,393	133,416	84,064	118,828	848,701
Other operating revenue	208,404	184,878	301,434	378	695,094
Other operating expense	235,793	241,805	254,495	293,424	1,025,517
Net direct contribution	485,004	76,489	131,003	(174,218)	518,278
Gain (loss) on financial instruments, net	52	(2,052)	—	2,000	—
Change in fair value of mortgage servicing rights	—	172	—	(172)	—
Gain on repossessed assets, net	(2,681)	223	387	2,071	—
Corporate expense allocations	28,060	49,344	32,693	(110,097)	—
Net income before taxes	454,315	25,488	98,697	(60,222)	518,278
Federal and state income taxes	186,518	9,915	38,848	(52,688)	182,593
Net income	267,797	15,573	59,849	(7,534)	335,685
Net loss attributable to non-controlling interests	—	—	—	1,041	1,041
Net income attributable to BOK Financial Corp. shareholders	$267,797	$15,573	$59,849	$(8,575)	$334,644

Average assets	$17,766,027	$8,544,117	$7,072,622	$(435,272)	$32,947,494

(18) Fees and Commissions Revenue

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2019.

	Commercial	Consumer	Wealth Management	Funds Management and Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$88,558	$—	$88,558	$88,558	$—
Customer hedging revenue	8,422	—	9,667	852	18,941	18,941	—
Retail brokerage revenue	—	—	16,251	(115)	16,136	—	16,136
Insurance brokerage revenue	—	—	10,131	3,730	13,861	—	13,861
Investment banking revenue	10,136	—	12,194	—	22,330	8,678	13,652
Brokerage and trading revenue	18,558	—	136,801	4,467	159,826	116,177	43,649
TransFund EFT network revenue	73,479	3,924	(82)	3	77,324	—	77,324
Merchant services revenue	8,607	56	—	123	8,786	—	8,786
Corporate card revenue	1,072	—	32	2	1,106	—	1,106
Transaction card revenue	83,158	3,980	(50)	128	87,216	—	87,216
Personal trust revenue	—	—	81,763	—	81,763	—	81,763
Corporate trust revenue	—	—	24,635	—	24,635	—	24,635
Institutional trust & retirement plan services revenue	—	—	44,352	—	44,352	—	44,352
Investment management services and other	—	—	24,725	1,550	26,275	—	26,275
Fiduciary and asset management revenue	—	—	175,475	1,550	177,025	—	177,025
Commercial account service charge revenue	42,251	1,713	2,137	1,804	47,905	—	47,905
Overdraft fee revenue	313	35,134	138	(229)	35,356	—	35,356
Check card revenue	—	21,865	—	165	22,030	—	22,030
Automated service charge and other deposit fee revenue	823	6,155	168	48	7,194	—	7,194
Deposit service charges and fees	43,387	64,867	2,443	1,788	112,485	—	112,485
Mortgage production revenue	—	42,724	—	(4)	42,720	42,720	—
Mortgage servicing revenue	—	66,692	—	(1,871)	64,821	64,821	—
Mortgage banking revenue	—	109,416	—	(1,875)	107,541	107,541	—
Other revenue	23,564	9,733	26,664	(1,853)	58,108	39,428	18,680
Total fees and commissions revenue	$168,667	$187,996	$341,333	$4,205	$702,201	$263,146	$439,055

[1]	Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.

[2]	In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the year ended December 31, 2018.

	Commercial	Consumer	Wealth Management	Funds Management and Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$28,077	$—	$28,077	$28,077	$—
Customer hedging revenue	7,748	—	27,512	3,574	38,834	38,834	—
Retail brokerage revenue	—	—	19,030	(1,078)	17,952	—	17,952
Insurance brokerage revenue	—	—	—	4,198	4,198	—	4,198
Investment banking revenue	7,628	—	11,634	—	19,262	6,380	12,882
Brokerage and trading revenue	15,376	—	86,253	6,694	108,323	73,291	35,032
TransFund EFT network revenue	72,280	4,017	(82)	6	76,221	—	76,221
Merchant services revenue	7,666	59	—	79	7,804	—	7,804
Corporate card revenue	—	—	—	—	—	—	—
Transaction card revenue	79,946	4,076	(82)	85	84,025	—	84,025
Personal trust revenue	—	—	96,839	—	96,839	—	96,839
Corporate trust revenue	—	—	22,292	—	22,292	—	22,292
Institutional trust & retirement plan services revenue	—	—	44,400	76	44,476	—	44,476
Investment management services and other	—	—	19,729	1,367	21,096	—	21,096
Fiduciary and asset management revenue	—	—	183,260	1,443	184,703	—	184,703
Commercial account service charge revenue	41,931	1,445	2,331	1,565	47,272	—	47,272
Overdraft fee revenue	370	36,177	134	(145)	36,536	—	36,536
Check card revenue	—	20,967	—	339	21,306	—	21,306
Automated service charge and other deposit fee revenue	282	6,621	62	74	7,039	—	7,039
Deposit service charges and fees	42,583	65,210	2,527	1,833	112,153	—	112,153
Mortgage production revenue	—	31,690	—	—	31,690	31,690	—
Mortgage servicing revenue	—	67,980	—	(1,883)	66,097	66,097	—
Mortgage banking revenue	—	99,670	—	(1,883)	97,787	97,787	—
Other revenue	24,044	9,218	24,507	(1,584)	56,185	38,306	17,879
Total fees and commissions revenue	$161,949	$178,174	$296,465	$6,588	$643,176	$209,384	$433,792

[1]	Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.

[2]	In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the year ended December 31, 2019 and 2018, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the year ended December 31, 2019 and 2018 are included in the summary of changes in recurring fair values measured using unobservable inputs. Additionally, $208 million of held-to-maturity other debt securities were transferred from significant other observable inputs to significant unobservable inputs at December 31, 2018 due to a lack of currently available observable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at December 31, 2019 and 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2019 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government agency debentures	$44,264	$—	$44,264	$—
Residential agency mortgage-backed securities	1,504,651	—	1,504,651	—
Municipal and other tax-exempt securities	26,196	—	26,196	—
Asset-backed securities	14,084	—	14,084	—
Other trading securities	34,726	—	34,726	—
Total trading securities	1,623,921	—	1,623,921	—
Available for sale securities:
U.S. Treasury	1,600	1,600	—	—
Municipal and other tax-exempt securities	1,861	—	1,861	—
Residential agency mortgage-backed securities	8,046,096	—	8,046,096	—
Residential non-agency mortgage-backed securities	41,609	—	41,609	—
Commercial agency mortgage-backed securities guaranteed	3,178,005	—	3,178,005	—
Other debt securities	472	—	—	472
Total available for sale securities	11,269,643	1,600	11,267,571	472
Fair value option securities:
U.S. Treasury	9,917	9,917	—	—
Residential agency mortgage-backed securities	1,088,660	—	1,088,660	—
Total fair value option securities	1,098,577	9,917	1,088,660	—
Residential mortgage loans held for sale	182,271	—	173,958	8,313
Mortgage servicing rights, net[1]	201,886	—	—	201,886
Derivative contracts, net of cash margin[2]	323,375	8,944	314,431	—
Liabilities:
Derivative contracts, net of cash margin[2]	251,128	—	251,128	—

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

The fair value of financial assets and liabilities that are measured on a recurring basis is as follows as of December 31, 2018 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities:
U.S. government agency debentures	$63,765	$—	$63,765	$—
Residential agency mortgage-backed securities	1,791,584	—	1,791,584	—
Municipal and other tax-exempt securities	34,507	—	34,507	—
Asset-backed securities	42,656	—	42,656	—
Other trading securities	24,411	—	24,411	—
Total trading securities	1,956,923	—	1,956,923	—
Available for sale securities:
U.S. Treasury	493	493	—	—
Municipal and other tax-exempt securities	2,864	—	2,864	—
Residential agency mortgage-backed securities	5,804,708	—	5,804,708	—
Residential non-agency mortgage-backed securities	59,736	—	59,736	—
Commercial agency mortgage-backed securities guaranteed	2,953,889	—	2,953,889	—
Other debt securities	35,430	—	34,958	472
Total available for sale securities	8,857,120	493	8,856,155	472
Fair value option securities – Residential agency mortgage-backed securities	283,235	—	283,235	—
Residential mortgage loans held for sale	149,221	—	134,014	15,207
Mortgage servicing rights, net[1]	259,254	—	—	259,254
Derivative contracts, net of cash margin[2]	320,929	44,074	276,855	—
Liabilities:
Derivative contracts, net of cash margin [2]	362,306	—	362,306	—

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

The following represents the changes related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for Sale Securities		Residential mortgage loans held for sale
	Municipal and other tax-exempt securities	Other debt securities
Balance, December 31, 2017	$4,802	$472	$12,299
Transfer to Level 3 from Level 2[1]	—	—	6,183
Purchases and capital calls	—	—	—
Redemptions and distributions	(5,095)	—	—
Proceeds from sales	—	—	(2,706)
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	(569)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	293	—	—
Balance, December 31, 2018	—	472	15,207
Transfer to Level 3 from Level 2[1]	—	—	2,449
Purchases and capital calls	—	—	—
Redemptions and distributions	—	—	—
Proceeds from sales	—	—	(9,972)
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	—	629
Other comprehensive income (loss):
Net change in unrealized gain (loss)	—	—	—
Balance, December 31, 2019	$—	$472	$8,313

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

A summary of quantitative information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2019 follows (in thousands):

Quantitative Information about Level 3 Recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)		Significant Unobservable Input	Range (Weighted Average)
Available for sale securities:
Other debt securities	472	Discounted cash flows	[1]	Interest rate spread	7.08%-7.08% (7.08%)	[3]
					94.4%-94.4% (94.4%)	[2]
Residential mortgage loans held for sale	8,313	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies	95.23%

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis and related losses recorded during the year. The carrying value represents only those assets with the balance sheet date for which the fair value was adjusted during the year:

	Carrying Value at December 31, 2019			Fair Value Adjustments for the Year Ended December 31, 2019 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses (gains) and expenses of repossessed assets, net
Impaired loans	$—	$41	$55,665	$31,305	$—
Real estate and other repossessed assets	—	5,986	1,551	—	(461)

	Carrying Value at December 31, 2018			Fair Value Adjustments for the Year Ended December 31, 2018 Recognized In:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses (gains) and expenses of repossessed assets, net
Impaired loans	$—	$1,074	$17,401	$17,434	$—
Real estate and other repossessed assets	—	4,795	6,366	—	7,269

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

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2019 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Impaired loans	$55,665	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs	4% - 94% (55%)[1]
Real estate and other repossessed assets	1,551	Discounted cash flows	Marketability adjustments off appraised value[2]	74% - 86% (84%)

[1]	Represents fair value as a percentage of the unpaid principal balance.
2 Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of December 31, 2018 follows (in thousands):

Quantitative Information about Level 3 Non-recurring Fair Value Measurements
	Fair Value	Valuation Technique(s)	Significant Unobservable Input	Range (Weighted Average)
Impaired loans	$17,401	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil & gas reserves, forward looking commodity prices, and estimated operating costs	35% - 80% (50%)[1]
Real estate and other repossessed assets	6,366	Discounted cash flows	Recoverable oil and gas reserves, forward-looking commodity prices and estimated operating costs	N/A

[1]	Represents fair value as a percentage of the unpaid principal balance.

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

The fair value of pension plan assets was approximately $36 million at December 31, 2019 and $34 million at December 31, 2018, determined by significant other observable inputs. Fair value adjustments of pension plan assets along with changes in the projected benefit obligation are recognized in other comprehensive income.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring (dollars in thousands):

	December 31, 2019
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$735,836	$735,836	$735,836	$—	$—
Interest-bearing cash and cash equivalents	522,985	522,985	522,985	—	—
Trading securities:
U.S. government agency debentures	44,264	44,264	—	44,264	—
Residential agency mortgage-backed securities	1,504,651	1,504,651	—	1,504,651	—
Municipal and other tax-exempt securities	26,196	26,196	—	26,196	—
Asset-backed securities	14,084	14,084	—	14,084	—
Other trading securities	34,726	34,726	—	34,726	—
Total trading securities	1,623,921	1,623,921	—	1,623,921	—
Investment securities:
Municipal and other tax-exempt securities	93,653	96,897	—	96,897	—
Residential agency mortgage-backed securities	10,676	11,164	—	11,164	—
Other debt securities	189,089	206,341	—	8,206	198,135
Total investment securities	293,418	314,402	—	116,267	198,135
Available for sale securities:
U.S. Treasury	1,600	1,600	1,600	—	—
Municipal and other tax-exempt securities	1,861	1,861	—	1,861	—
Residential agency mortgage-backed securities	8,046,096	8,046,096	—	8,046,096	—
Residential non-agency mortgage-backed securities	41,609	41,609	—	41,609	—
Commercial agency mortgage-backed securities	3,178,005	3,178,005	—	3,178,005	—
Other debt securities	472	472	—	—	472
Total available for sale securities	11,269,643	11,269,643	1,600	11,267,571	472
Fair value option securities:
U.S. Treasury	9,917	9,917	9,917	—	—
Residential agency mortgage-backed securities	1,088,660	1,088,660	—	1,088,660	—
Total fair value option securities	1,098,577	1,098,577	9,917	1,088,660	—
Residential mortgage loans held for sale	182,271	182,271	—	173,958	8,313
Loans:
Commercial	14,031,650	13,966,221	—	—	13,966,221
Commercial real estate	4,433,783	4,422,717	—	—	4,422,717
Residential mortgage	2,084,172	2,098,093	—	—	2,098,093
Personal	1,201,382	1,202,298	—	—	1,202,298
Total loans	21,750,987	21,689,329	—	—	21,689,329
Allowance for loan losses	(210,759)	—	—	—	—
Loans, net of allowance	21,540,228	21,689,329	—	—	21,689,329
Mortgage servicing rights	201,886	201,886	—	—	201,886
Derivative instruments with positive fair value, net of cash margin	323,375	323,375	8,944	314,431	—
Deposits with no stated maturity	25,403,319	25,403,319	—	—	25,403,319
Time deposits	2,217,849	2,212,467	—	—	2,212,467
Other borrowed funds	8,345,405	8,315,860	—	—	8,315,860
Subordinated debentures	275,923	284,627	—	284,627	—
Derivative instruments with negative fair value, net of cash margin	251,128	251,128	—	251,128	—

	December 31, 2018
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$741,749	$741,749	$741,749	$—	$—
Interest-bearing cash and cash equivalents	401,675	401,675	401,675	—	—
Trading securities:
U.S. government agency debentures	63,765	63,765	—	63,765	—
Residential agency mortgage-backed securities	1,791,584	1,791,584	—	1,791,584	—
Municipal and other tax-exempt securities	34,507	34,507	—	34,507	—
Asset-backed securities	42,656	42,656	—	42,656	—
Other trading securities	24,411	24,411	—	24,411	—
Total trading securities	1,956,923	1,956,923	—	1,956,923	—
Investment securities:
Municipal and other tax-exempt securities	137,296	138,562	—	138,562	—
Residential agency mortgage-backed securities	12,612	12,770	—	12,770	—
Other debt securities	205,279	215,966	—	7,905	208,061
Total investment securities	355,187	367,298	—	159,237	208,061
Available for sale securities:
U.S. Treasury securities	493	493	493	—	—
Municipal and other tax-exempt securities	2,864	2,864	—	2,864	—
Residential agency mortgage-backed securities	5,804,708	5,804,708	—	5,804,708	—
Residential non-agency mortgage-backed securities	59,736	59,736	—	59,736	—
Commercial agency mortgage-backed securities	2,953,889	2,953,889	—	2,953,889	—
Other debt securities	35,430	35,430	—	34,958	472
Total available for sale securities	8,857,120	8,857,120	493	8,856,155	472
Fair value option securities – Residential agency mortgage-backed securities	283,235	283,235	—	283,235	—
Residential mortgage loans held for sale	149,221	149,221	—	134,014	15,207
Loans:
Commercial	13,636,078	13,526,162	—	—	13,526,162
Commercial real estate	4,764,813	4,713,747	—	—	4,713,747
Residential mortgage	2,230,033	2,213,951	—	—	2,213,951
Personal	1,025,806	1,024,368	—	—	1,024,368
Total loans	21,656,730	21,478,228	—	—	21,478,228
Allowance for loan losses	(207,457)	—	—	—	—
Loans, net of allowance	21,449,273	21,478,228	—	—	21,478,228
Mortgage servicing rights	259,254	259,254	—	—	259,254
Derivative instruments with positive fair value, net of cash margin	320,929	320,929	44,074	276,855	—
Deposits with no stated maturity	23,150,383	23,150,383	—	—	23,150,383
Time deposits	2,113,380	2,073,538	—	—	2,073,538
Other borrowed funds	7,142,801	7,071,953	—	—	7,071,953
Subordinated debentures	275,913	261,977	—	261,977	—
Derivative instruments with negative fair value, net of cash margin	362,306	362,306	—	362,306	—

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

(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial – Parent Company Only follows:

Balance Sheets
(In thousands)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$214,779	$167,093
Loan to bank subsidiary	65,220	65,228
Investment in bank subsidiaries	4,602,977	4,236,654
Investment in non-bank subsidiaries	216,542	218,007
Other assets	38,082	32,999
Total assets	$5,137,600	$4,719,981

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$5,882	$11,959
Subordinated debentures	275,923	275,913
Total liabilities	281,805	287,872
Shareholders’ equity:
Common stock	5	5
Capital surplus	1,350,995	1,334,030
Retained earnings	3,729,778	3,369,654
Treasury stock	(329,906)	(198,995)
Accumulated other comprehensive income (loss)	104,923	(72,585)
Total shareholders’ equity	4,855,795	4,432,109
Total liabilities and shareholders’ equity	$5,137,600	$4,719,981

Statements of Earnings
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Dividends, interest and fees received from bank subsidiaries	$344,007	$426,071	$150,149
Dividends, interest and fees received from non-bank subsidiaries	9,325	12,800	17,500
Other revenue	1,036	954	936
Total revenue	354,368	439,825	168,585
Interest expense	15,113	9,827	8,239
Other operating expense	2,352	12,110	2,014
Total expense	17,465	21,937	10,253
Net income before taxes, other losses, net, and equity in undistributed income of subsidiaries	336,903	417,888	158,332
Other gains (losses), net	3,310	(3,921)	—
Net income before taxes and equity in undistributed income of subsidiaries	340,213	413,967	158,332
Federal and state income taxes	(4,516)	(7,078)	(4,305)
Net income before equity in undistributed income of subsidiaries	344,729	421,045	162,637
Equity in undistributed income of bank subsidiaries	166,797	37,515	181,552
Equity in undistributed income of non-bank subsidiaries	(10,768)	(12,914)	(9,545)
Net income attributable to BOK Financial Corp. shareholders	$500,758	$445,646	$334,644

Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$500,758	$445,646	$334,644
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiaries	(166,797)	(37,515)	(181,552)
Equity in undistributed income of non-bank subsidiaries	10,768	12,914	9,545
Change in other assets	(5,075)	(1,072)	12
Change in other liabilities	855	(13,434)	7,457
Net cash provided by operating activities	340,509	406,539	170,106
Cash Flows From Investing Activities:
Proceeds from sales of available for sale securities	—	—	3,000
Investment in subsidiaries	(19,837)	(31,901)	(4,355)
Acquisitions, net of cash acquired	—	(232,680)	—
Net cash used in investing activities	(19,837)	(264,581)	(1,355)
Cash Flows From Financing Activities:
Net change in other borrowed funds	—	—	(7,217)
Issuance of common and treasury stock, net	(7)	(88)	4,368
Dividends paid	(143,496)	(127,188)	(116,041)
Repurchase of common stock	(129,483)	(53,465)	(7,403)
Net cash used in financing activities	(272,986)	(180,741)	(126,293)
Net increase (decrease) in cash and cash equivalents	47,686	(38,783)	42,458
Cash and cash equivalents at beginning of period	167,093	205,876	163,418
Cash and cash equivalents at end of period	$214,779	$167,093	$205,876
Cash paid for interest	$15,099	$11,457	$6,211

(21) Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2019 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K. No events were identified requiring recognition in and/or disclosure in the Consolidated Financial Statements.

(This page has been left blank intentionally.)

Annual Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2019
	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$536,853	$12,214	2.28%
Trading securities	1,772,660	61,960	3.55%
Investment securities	319,451	14,417	4.51%
Available for sale securities	10,108,409	254,101	2.58%
Fair value option securities	1,145,800	32,936	2.95%
Restricted equity securities	441,756	26,860	6.08%
Residential mortgage loans held for sale	186,207	7,105	3.82%
Loans	22,106,979	1,134,037	5.13%
Allowance for loan losses	(204,679)
Loans, net of allowance	21,902,300	1,134,037	5.18%
Total earning assets	36,413,436	1,543,630	4.27%
Receivable on unsettled securities sales	1,597,098
Cash and other assets	4,083,813
Total assets	$42,094,347

Liabilities and equity
Interest-bearing deposits:
Transaction	$13,072,914	$132,854	1.02%
Savings	553,057	677	0.12%
Time	2,215,405	42,007	1.90%
Total interest-bearing deposits	15,841,376	175,538	1.11%
Funds purchased and repurchase agreements	2,838,161	53,003	1.87%
Other borrowings	7,147,356	175,425	2.45%
Subordinated debentures	276,075	15,113	5.47%
Total interest-bearing liabilities	26,102,968	419,079	1.61%
Non-interest bearing demand deposits	9,809,905
Due on unsettled securities purchases	702,450
Other liabilities	801,475
Total equity	4,677,549
Total liabilities and equity	$42,094,347

Tax-equivalent Net Interest Revenue		$1,124,551	2.66%
Tax-equivalent Net Interest Revenue to Earning Assets			3.11%
Less tax-equivalent adjustment		11,672
Net Interest Revenue		1,112,879
Provision for credit losses		44,000
Other operating revenue		694,370
Other operating expense		1,132,381
Net income before taxes		630,868
Federal and state income taxes		130,183
Net income		500,685
Net income attributable to non-controlling interests		(73)
Net income attributable to BOK Financial Corporation shareholders		$500,758
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$7.03
Diluted		$7.03
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

Annual Financial Summary – Unaudited (continued) Consolidated Daily Average Balances, Average Yields and Rates

(Dollars in Thousands, Except Per Share Data)	Year Ended
	December 31, 2018			December 31, 2017
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$1,240,600	$22,333	1.80%	$2,009,011	$22,128	1.10%
Trading securities	1,530,400	57,948	3.84%	521,742	17,637	3.51%
Investment securities	395,895	15,848	4.00%	491,989	18,792	3.82%
Available for sale securities	8,309,355	197,472	2.35%	8,453,415	178,068	2.13%
Fair value option securities	464,160	15,205	3.18%	593,744	16,755	2.81%
Restricted equity securities	347,447	21,555	6.20%	318,744	18,490	5.80%
Residential mortgage loans held for sale	201,218	8,123	4.07%	245,133	8,706	3.59%
Loans	18,709,433	898,896	4.80%	17,176,102	709,378	4.13%
Allowance for loan losses	(218,840)			(249,430)
Loans, net of allowance	18,490,593	898,896	4.86%	16,926,672	709,378	4.19%
Total earning assets	30,979,668	1,237,380	3.98%	29,560,450	989,954	3.36%
Receivable on unsettled securities sales	795,723			545,338
Cash and other assets	3,162,139			2,841,706
Total assets	$34,937,530			$32,947,494

Liabilities and equity
Interest-bearing deposits:
Transaction	$10,581,732	$65,859	0.62%	$10,220,068	$28,627	0.28%
Savings	503,597	439	0.09%	458,451	359	0.08%
Time	2,133,427	29,219	1.37%	2,193,273	24,817	1.13%
Total interest-bearing deposits	13,218,756	95,517	0.72%	12,871,792	53,803	0.42%
Funds purchased and repurchase agreements	883,904	9,207	1.04%	491,855	856	0.17%
Other borrowings	6,236,441	129,008	2.07%	5,919,292	68,152	1.15%
Subordinated debentures	177,884	9,827	5.52%	147,954	8,239	5.57%
Total interest-bearing liabilities	20,516,985	243,559	1.19%	19,430,893	131,050	0.67%
Non-interest bearing demand deposits	9,590,455			9,312,989
Due on unsettled securities purchases	531,071			183,902
Other liabilities	559,801			584,843
Total equity	3,739,218			3,434,867
Total liabilities and equity	$34,937,530			$32,947,494

Tax-equivalent Net Interest Revenue		$993,821	2.79%		$858,904	2.69%
Tax-equivalent Net Interest Revenue to Earning Assets			3.20%			2.92%
Less tax-equivalent adjustment		8,954			17,203
Net Interest Revenue		984,867			841,701
Provision for credit losses		8,000			(7,000)
Other operating revenue		616,784			695,094
Other operating expense		1,028,166			1,025,517
Net income before taxes		565,485			518,278
Federal and state income taxes		119,061			182,593
Net income		446,424			335,685
Net income attributable to non-controlling interests		778			1,041
Net income attributable to BOK Financial Corporation shareholders		$445,646			$334,644
Earnings Per Average Common Share Equivalent:
Net income:
Basic		$6.63			$5.11
Diluted		$6.63			$5.11

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	December 31, 2019			September 30, 2019
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$573,203	$2,335	1.62%	$500,823	$3,050	2.42%
Trading securities	1,672,426	13,015	3.19%	1,696,568	14,546	3.49%
Investment securities	298,567	3,500	4.69%	308,090	3,434	4.46%
Available for sale securities	11,333,524	69,692	2.52%	10,747,439	67,640	2.60%
Fair value option securities	1,521,528	9,488	2.62%	1,553,879	10,708	2.79%
Restricted equity securities	479,687	6,441	5.37%	476,781	7,558	6.34%
Residential mortgage loans held for sale	203,535	1,797	3.55%	203,319	1,891	3.73%
Loans	22,236,000	266,315	4.75%	22,412,918	289,316	5.12%
Allowance for loan losses	(205,417)			(201,714)
Loans, net of allowance	22,030,583	266,315	4.80%	22,211,204	289,316	5.17%
Total earning assets	38,113,053	372,583	3.93%	37,698,103	398,143	4.25%
Receivable on unsettled securities sales	1,973,604			1,742,794
Cash and other assets	4,126,697			4,139,451
Total assets	$44,213,354			$43,580,348
Liabilities and equity
Interest-bearing deposits:
Transaction	$14,685,385	$36,897	1.00%	$13,131,542	$35,713	1.08%
Savings	554,605	154	0.11%	557,122	190	0.14%
Time	2,247,717	10,970	1.94%	2,251,800	11,014	1.94%
Total interest-bearing deposits	17,487,707	48,021	1.09%	15,940,464	46,917	1.17%
Funds purchased and repurchase agreements	4,120,610	16,212	1.56%	3,106,163	15,731	2.01%
Other borrowings	6,247,194	31,621	2.01%	8,125,023	49,650	2.42%
Subordinated debentures	275,916	3,754	5.40%	275,900	3,813	5.48%
Total interest-bearing liabilities	28,131,427	99,608	1.40%	27,447,550	116,111	1.68%
Non-interest bearing demand deposits	9,612,533			9,759,710
Due on unsettled securities purchases	784,174			745,893
Other liabilities	837,732			847,195
Total equity	4,847,488			4,780,000
Total liabilities and equity	$44,213,354			$43,580,348
Tax-equivalent Net Interest Revenue		$272,975	2.53%		$282,032	2.57%
Tax-equivalent Net Interest Revenue to Earning Assets			2.88%			3.01%
Less tax-equivalent adjustment		2,726			2,936
Net Interest Revenue		270,249			279,096
Provision for credit losses		19,000			12,000
Other operating revenue		178,585			186,450
Other operating expense		288,795			279,292
Net income before taxes		141,039			174,254
Federal and state income taxes		30,257			32,396
Net income		110,782			141,858
Net income attributable to non-controlling interests		430			(373)
Net income attributable to BOK Financial Corp. shareholders		$110,352			$142,231
Earnings Per Average Common Share Equivalent:
Basic		$1.56			$2.00
Diluted		$1.56			$2.00
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

Quarterly Financial Summary – Unaudited (continued) Consolidated Daily Average Balances, Average Yields and Rates

Three Months Ended
June 30, 2019			March 31, 2019			December 31, 2018
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$535,491	$3,432	2.57%	$537,903	$3,397	2.56%	$563,132	$3,170	2.23%
1,757,335	15,609	3.59%	1,968,399	18,790	3.88%	1,929,601	19,636	4.10%
328,482	3,621	4.41%	343,282	3,862	4.50%	364,737	3,887	4.26%
9,435,668	59,888	2.63%	8,883,054	56,881	2.57%	8,704,963	55,085	2.51%
898,772	7,503	3.34%	594,349	5,237	3.62%	277,575	2,578	3.56%
413,812	6,516	6.30%	395,432	6,345	6.42%	362,729	5,798	6.39%
192,102	1,754	3.65%	145,040	1,663	4.58%	179,553	1,795	4.00%
22,004,405	295,978	5.39%	21,766,065	282,428	5.26%	21,579,331	276,711	5.09%
(205,532)			(206,092)			(209,613)
21,798,873	295,978	5.45%	21,559,973	282,428	5.31%	21,369,718	276,711	5.14%
35,360,535	394,301	4.51%	34,427,432	378,603	4.46%	33,752,008	368,660	4.33%
1,437,462			1,224,700			799,548
4,046,780			4,020,549			3,834,187
$40,844,777			$39,672,681			$38,385,743

$12,512,282	$32,540	1.04%	$11,931,539	$27,704	0.94%	$11,773,651	$23,343	0.79%
558,738	173	0.12%	541,575	160	0.12%	526,275	148	0.11%
2,207,391	10,470	1.90%	2,153,277	9,553	1.80%	2,146,786	8,309	1.54%
15,278,411	43,183	1.13%	14,626,391	37,417	1.04%	14,446,712	31,800	0.87%
2,066,950	10,704	2.08%	2,033,036	10,356	2.07%	1,205,568	4,135	1.36%
7,175,617	47,700	2.67%	7,040,279	46,454	2.68%	6,361,141	40,220	2.51%
275,887	3,801	5.53%	275,882	3,745	5.51%	276,378	3,752	5.38%
24,796,865	105,388	1.70%	23,975,588	97,972	1.66%	22,289,799	79,907	1.42%
9,883,965			9,988,088			10,648,683
821,688			453,937			493,887
744,216			775,574			610,286
4,598,043			4,479,494			4,343,088
$40,844,777			$39,672,681			$38,385,743
	$288,913	2.81%		$280,631	2.80%		$288,753	2.91%
		3.30%			3.30%			3.40%
	3,481			2,529			3,067
	285,432			278,102			285,686
	5,000			8,000			9,000
	172,065			157,270			136,455
	277,137			287,157			284,643
	175,360			140,215			128,498
	37,580			29,950			20,121
	137,780			110,265			108,377
	217			(347)			(79)
	$137,563			$110,612			$108,456

	$1.93			$1.54			$1.50
	$1.93			$1.54			$1.50

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
ITEM 9B.  OTHER INFORMATION

None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings “Election of Directors,” “Executive Officers, “Insider Reporting,” “Director Nominations,” and “Report of the Audit Committee” in BOK Financial's 2020 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2019 Annual Proxy Statement to Shareholders.
ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation", “Compensation Committee Report,” “Executive Compensation Tables,” and “Director Compensation” in BOK Financial's 2020 Annual Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in BOK Financial's 2020 Annual Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the headings “Certain Transactions,” “Director Independence” and “Related Party Transaction Review and Approval Process” in BOK Financial's 2020 Annual Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” in BOK Financial's 2020 Annual Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated Statements of Earnings for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
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

10.7.16	BOK Financial Corporation 2009 Omnibus Incentive Plan, Amended and Restated effective April 30, 2013, incorporated by reference to the Schedule 14A Definitive Proxy Statement filed on March 20, 2013.

10.8	Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated July 1, 2019.

10.8.1	First Amendment to Lease Agreement between Williams Headquarters Building LLC and BOKF, NA dated November 8th, 2019.

21	Subsidiaries of BOK Financial, filed herewith.

23	Consent of independent registered public accounting firm - Ernst & Young LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99	Additional Exhibits.

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

BOK FINANCIAL CORPORATION

DATE: February 27, 2020                                                  BY:  /s/ George B. Kaiser
George B. Kaiser                        Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser	/s/ Steven G. Bradshaw
George B. Kaiser Chairman of the Board of Directors	Steven G. Bradshaw Director, President and Chief Executive Officer
/s/ Steven E. Nell	/s/ John C. Morrow
Steven E. Nell Director, Executive Vice President and Chief Financial Officer	John C. Morrow Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Douglas D. Hawthorne
Alan S. Armstrong	Douglas D. Hawthorne
/s/ C. Frederick Ball, Jr.	/s/ Kimberley D. Henry
C. Frederick Ball, Jr.	Kimberley D. Henry
/s/ Steve Bangert	/s/ E. Carey Joullian, IV
Steve Bangert	E. Carey Joullian, IV
/s/ Peter C. Boylan III	/s/ Stanley A. Lybarger
Peter C. Boylan III	Stanley A. Lybarger
/s/ Chester E. Cadieux, III	/s/ Steven J. Malcolm
Chester E. Cadieux, III	Steven J. Malcolm
/s/ Gerard P. Clancy	/s/ Emmet C. Richards
Gerard P. Clancy	Emmet C. Richards
/s/ John W. Coffey
John W. Coffey	Claudia San Pedro
/s/ Joseph W. Craft, III	/s/ Michael C. Turpen
Joseph W. Craft, III	Michael C. Turpen
/s/ Jack E. Finley
Jack E. Finley	R.A. Walker
/s/ David F. Griffin	/s/ Rose M. Washington
David F. Griffin	Rose M. Washington
/s/ V. Burns Hargis
V. Burns Hargis