Form 10-Q
period 2020-03-31
BOK FINANCIAL CORP ET AL
filed 2020-05-05
CIK 875357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period endedMarch 31, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,308,532 shares of common stock ($.00006 par value) as of March 31, 2020.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2020

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $62.1 million or $0.88 per diluted share for the first quarter of 2020. Net income was $110.6 million or $1.54 per diluted share for the first quarter of 2019 and $110.4 million or $1.56 per diluted share for the fourth quarter of 2019. The Company recorded a pre-tax provision for expected credit losses of $93.8 million in the first quarter of 2020. Pre-tax provisions for incurred losses of $19.0 million and $8.0 million were recorded in the fourth quarter of 2019 and the first quarter of 2019, respectively. The Company adopted the current expected credit loss ("CECL") model on January 1, 2020.

We incurred $12.7 million of CoBiz integration costs in the first quarter of 2019 resulting in a 13 cent per share reduction. The discussion below excludes the impact of these costs. Highlights of the first quarter of 2020 included:

COVID-19 Coronavirus Pandemic Response

•
We implemented our cross-functional crisis management team led by our Chief Human Resources Officer and Chief Risk Officer. This team has focused on ensuring employee and customer safety while continuing to meet customer needs. We have implemented social distancing measures within our internal and external operations. Employees are working from home as able, we have split remaining employees across multiple locations, and we have closed banking center lobbies and converted to drive-thru and by appointment only.

•
We have implemented programs to help our customers through this uncertain time. We are actively participating in programs initiated by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), including the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") that began on April 3, 2020 and Mortgage Forbearance program. As of April 17, 2020, we have processed approximately 4,700 PPP applications and currently have SBA approval for $1.8 billion. We have the ability to fund PPP loans through the Federal Reserve's PPP liquidity facility. We are also evaluating participating in the Main Street Lending Program. We are waiving fees on excessive savings and money market account withdrawals as well as overdraft protection transfer fees for automatic transfers between linked accounts at BOKF through May 31, 2020. Further, we waived loan payment late fees on consumer loan payments, mortgage accounts and small business loans in April 2020.

•
We have enhanced our benefits to support our employees as they navigate changes in their working environment. We are providing a temporary child care reimbursement program for those employees that need assistance because of school closures and have also added incremental paid time off hours for employees. We expanded our telemedicine options to deliver medical and behavioral health services at no cost. Further, we have enacted premium pay for certain non-exempt employees who must remain in the office.

•
We are closely monitoring our loan portfolio for effects related to COVID-19. Exposure to highly affected industries include, but are not limited to, oil and gas, entertainment and leisure, and senior housing. Energy loan balances comprise 18 percent of total loans, senior housing comprises 11 percent, and entertainment and leisure comprises approximately 8 percent. While our liquidity remains strong, given the extraordinary impact of the pandemic on the capital markets, we've taken a number of precautionary measures to ensure it remains so, including enhanced daily monitoring of liquidity by tracking deposit inflows and outflows by customer, analyzing loan advances by segment, optimizing our borrowing capacity at the Federal Home Loan Bank, and increasing our collateral at the Federal Reserve Discount Window, among other things.

Financial Highlights

•
Net interest revenue totaled $261.4 million, a decrease of $16.7 million compared to the first quarter of 2019. Net interest margin was 2.80 percent for the first quarter of 2020 compared to 3.30 percent for the first quarter of 2019. The Federal Reserve decreased the federal funds rate a total of 225 basis points since the middle of 2019. Three 25 basis point cuts were made in the second half of 2019 and an additional 150 basis points in emergency cuts were made in March 2020 in response to the economic environment resulting from the COVID-19 pandemic. Average earning assets were $38.4 billion for the first quarter of 2020 compared to $34.4 billion for the first quarter of 2019. Net interest revenue decreased $8.9 million compared to the fourth quarter of 2019 while net interest margin decreased 8 basis points.

•
Fees and commissions revenue totaled $192.7 million, an increase of $32.2 million over the first quarter of 2019. Brokerage and trading revenue increased $19.2 million and mortgage banking revenue increased $13.3 million as lower mortgage interest rates have increased mortgage production and related trading activity. Fees and commissions revenue increased $13.3 million over the fourth quarter of 2019, largely due to increases in brokerage and trading and mortgage banking revenue.

•
Other operating expense totaled $268.6 million, a $5.8 million decrease compared to the first quarter of 2019. Personnel expense decreased $9.8 million, largely due to a decrease in deferred compensation costs. Non-personnel expense increased $4.0 million over the first quarter of 2019, primarily due to increases in data processing and communications expense and professional fees and services. Operating expense decreased $20.2 million compared to the fourth quarter of 2019. Personnel expense decreased $12.2 million with a decrease in deferred compensation and incentive compensation partially offset by a seasonal increase in employee benefits. Non-personnel expense decreased $7.9 million compared to the fourth quarter of 2019, led by decreases in mortgage banking and business promotion expenses.

•
The allowance for loan losses totaled $315 million or 1.40 percent of outstanding loans and 199 percent of nonaccruing loans at March 31, 2020, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $344 million or 1.53 percent of outstanding loans at March 31, 2020. At December 31, 2019, the allowance for loan losses was $211 million or 0.97 percent of outstanding loans and 121 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $212 million or 0.98 percent of outstanding loans.

•
Nonperforming assets not guaranteed by U.S. government agencies were relatively consistent compared to December 31, 2019. Potential problem loans increased $132 million while other loans especially mentioned increased $56 million. Net charge-offs were $17.2 million or 0.31 percent of average loans on an annualized basis for the first quarter of 2020, compared to $12.5 million or 0.22 percent of average loans on an annualized basis for the fourth quarter of 2019.

•
Period-end outstanding loan balances totaled $22.5 billion at March 31, 2020, an increase of $713 million over December 31, 2019. Average loan balances decreased $293 million to $21.9 billion at March 31, 2020.

•
Period-end deposits were $29.2 billion at March 31, 2020, a $1.6 billion increase compared to December 31, 2019. Interest-bearing transaction deposits increased $1.2 billion while demand deposit balances increased $360 million. Average deposits increased $1.1 billion, including a $1.5 billion increase in interest-bearing deposits partially offset by a $380 million decrease in demand deposits. Strong deposit growth was driven by a combination of our continued focus on growing core customer deposits, inflows from external money funds and seasonal inflows.

•
The common equity Tier 1 capital ratio at March 31, 2020 was 10.98 percent. Other regulatory capital ratios were Tier 1 capital ratio, 10.98 percent, total capital ratio, 12.65 percent, and leverage ratio, 8.15 percent. We have elected to implement relief afforded by the CARES Act, which allows us to defer a portion of the impact to regulatory capital impact resulting from our adoption of CECL over the next two years, followed by a phase out of that deferral over the following three years. At December 31, 2019, the common equity Tier 1 capital ratio was 11.39 percent, the Tier 1 capital ratio was 11.39 percent, total capital ratio was 12.94 percent, and leverage ratio was 8.40 percent.

•
The company repurchased 442,000 shares at an average price of $75.52 per share in the first quarter of 2020 and 280,000 shares at an average price of $81.59 in the fourth quarter of 2019. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

•
The Company paid a regular cash dividend of $35.9 million or $0.51 per common share during the first quarter of 2020. On April 28, 2020, the board of directors approved a quarterly cash dividend of $0.51 per common share payable on or about May 27, 2020 to shareholders of record as of May 11, 2020.

Critical Accounting Policies & Estimates

The Consolidated Financial Statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company's accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the 2019 Form 10-K. Management makes significant assumptions and estimates in the preparation of the Consolidated Financial Statements and accompanying notes in conformity with GAAP that may be highly subjective, complex and subject to variability. Actual results could differ significantly from these assumptions and estimates. The following discussion represents significant changes to critical accounting policies and estimates during 2020 in the most critical areas where these assumptions and estimates could affect the financial condition, results of operations and cash flows of the Company. Significant changes to critical accounting policies and estimates have been discussed with the appropriate committees of the Board of Directors.

Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Loan Commitments

The allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments represent the portion of amortized cost basis of loans and related unfunded commitments we do not expect to collect over the asset’s contractual life, considering past events, current conditions, as well as reasonable and supportable forecasts of future economic conditions. Determining appropriateness of the allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments requires management judgment about effects of uncertain matters, resulting in a subjective calculation which contains a certain amount of imprecision. Because of the subjective forward-looking nature of the calculation, changes in these measures may not directly correlate with actual economic events. In future periods, management judgment may consider new or changed information which may cause significant changes in these allowances in those future periods.

As of January 1, 2020 BOK Financial’s accounting policies have changed significantly with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Assets Measured at Amortized Cost ("ASU 2016-13" or "CECL"). Prior years are not restated. Prior to January 1, 2020, general allowances and nonspecific allowances were based on incurred credit losses. See Note 4 to the Consolidated Financial Statements for the description of the expected credit losses calculation of the allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments.

For the majority of risk-graded loans, the accruing loan’s expected credit loss estimate is sensitive to management judgment, particularly probability of default and loss given default assumptions, changes in specific macroeconomic factor forecasts, the probability weight assigned to each economic scenario, and judgmental allocations for risks otherwise not captured in the calculation.

Probability of default and loss given default measurements are based on historical data that may not be a good predictor of future performance or actual losses. Probability of default is based on risk grades, a subjective measurement of the risk of a loan. This subjective assessment of risk may not reflect actual risk of loss.

Other subjective measures include the forecast for each relevant economic loss driver and the probability weighting of economic scenarios, both of which are overseen by a senior management committee with members independent of the allowance process. Determining appropriateness of the allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments requires management judgment about effects of uncertain matters which may be reflected as industry or product judgmental allocations or nonspecific allowances. This results in a subjective calculation which is inherently imprecise.

Although the resulting expected credit loss estimate represents management’s best estimates at the time, actual credit losses will differ from management’s estimate. Portfolio composition will change over time, actual economic conditions will differ from probability-weighted assumptions, borrower-specific circumstances will change, as well as other factors. Differences between actual losses and management's estimates may materially affect the Company's results of operations.

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

Tax-equivalent net interest revenue totaled $264.1 million for the first quarter of 2020 and $280.6 million in the first quarter of 2019. Net purchase accounting discount accretion was $4.1 million in the first quarter of 2020 and $7.8 million in the first quarter of 2019. Table 1 shows the effect on net interest revenue from changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Net interest margin was 2.80 percent for the first quarter of 2020, compared to 3.30 percent for the first quarter of 2019. The tax-equivalent yield on earning assets was 3.73 percent, a decrease of 73 basis points compared to the first quarter of 2019. The Federal Reserve decreased the federal funds rate a total of 225 basis points since the middle of 2019. Three 25 basis point cuts were made in the second half of 2019 and an additional 150 basis points in emergency cuts were made in March 2020 in response to the economic environment resulting from the COVID-19 pandemic. The latest reductions reduced the federal funds rate to nearly zero. The impact from these latest cuts will more fully be felt in the second quarter. Loan yields decreased 76 basis points to 4.50 percent, primarily as a result of the decrease in short-term interest rates. The yield on trading securities decreased 99 basis points to 2.89 percent. The yield on interest-bearing cash and cash equivalents decreased 123 basis points to 1.33 percent. The available for sale securities portfolio yield decreased 9 basis points to 2.48 percent and the yield on fair value option securities decreased 95 basis points to 2.67 percent.

Funding costs decreased 47 basis points compared to the first quarter of 2019. The cost of other borrowed funds decreased 107 basis points and the cost of interest-bearing deposits decreased 6 basis points. The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 26 basis points for the first quarter of 2020, a decrease of 24 basis points compared to the first quarter of 2019.

Average earning assets for the first quarter of 2020 increased $4.0 billion or 12 percent over the first quarter of 2019. The average balance of available for sale securities, which consists largely of residential and commercial mortgage-backed securities guaranteed by U.S. government agencies, increased $2.8 billion. We purchase securities to supplement earnings and to manage interest rate risk. We have increased the size of our bond portfolio in order to reduce our exposure to falling short-term interest rates. Fair value option securities, which we hold as an economic hedge against changes in the fair value of our mortgage servicing rights, increased $1.2 billion. Average loans, net of allowance for loan losses, increased $133 million. Interest-bearing cash and cash equivalent balances increased $184 million. Trading securities balances decreased $278 million. Receivables from unsettled securities sales, primarily related to our U.S. agency residential mortgage-backed trading operations, increased $1.8 billion. Growth in average earning assets and non-interest bearing receivables was primarily funded by an increase in average deposits and other borrowed funds.

Average deposits increased $3.6 billion compared to the first quarter of 2019 as we have focused on acquiring and growing deposits to enhance liquidity and support balance sheet growth. Interest-bearing deposits increased $4.3 billion while demand deposit balances decreased $755 million. Average borrowed funds increased $1.3 billion over the first quarter of 2019, primarily from federal funds purchased and repurchase agreements.
Tax-equivalent net interest revenue decreased $8.9 million compared to the fourth quarter of 2019. The first quarter of 2020 included $4.1 million of purchase accounting discount accretion while the fourth quarter of 2019 included $5.8 million.

Average earning assets increased $291 million compared to the fourth quarter of 2019. Average available for sale securities increased $331 million as we repositioned the balance sheet for the current rate environment. Fair value option securities balances increased $272 million. Interest-bearing cash and cash equivalents increased $148 million. Average loan balances decreased $293 million. In addition, receivables from unsettled securities sales that support our mortgage trading activities increased $1.1 billion. Growth in average earning assets and non-interest bearing receivables was largely funded by a $1.5 billion increase in average interest-bearing deposits.

Net interest margin was 2.80 percent compared to 2.88 percent in the previous quarter. While the Federal Reserve reduced the federal funds rate in multiple rates cuts in the latter half of 2019 and first quarter of 2020, LIBOR has remained elevated relative to the rate cuts. This, combined with our ability to move deposits costs down, preserved a large portion of our margin.
The yield on average earning assets decreased 20 basis points and the yield on the loan portfolio decreased 25 basis points. The yield on the available for sale securities portfolio decreased 4 basis points and the yield on interest-bearing cash and cash equivalents was down 29 basis points.
Funding costs decreased 21 basis points. The cost of interest-bearing deposits decreased 11 basis points and the cost of other borrowed funds decreased 36 basis points. The benefit to net interest margin from assets funded by non-interest bearing liabilities decreased 9 basis points to 26 basis points, which is the primary component of the 8 basis point decline in net interest margin from the prior quarter.

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

Table 1 -- Volume/Rate Analysis
(In thousands)

	Three Months Ended March 31, 2020 / 2019
		Change Due To1
	Change	Volume	Yield/Rate
Tax-equivalent interest revenue:
Interest-bearing cash and cash equivalents	$(1,004)	$905	$(1,909)
Trading securities	(6,935)	(2,534)	(4,401)
Investment securities	(524)	(622)	98
Available for sale securities	12,847	14,976	(2,129)
Fair value option securities	6,471	9,205	(2,734)
Restricted equity securities	(451)	211	(662)
Residential mortgage loans held for sale	(540)	(171)	(369)
Loans	(36,815)	3,314	(40,129)
Total tax-equivalent interest revenue	(26,951)	25,284	(52,235)
Interest expense:
Transaction deposits	8,153	9,759	(1,606)
Savings deposits	(34)	7	(41)
Time deposits	623	424	199
Funds purchased and repurchase agreements	482	7,180	(6,698)
Other borrowings	(19,507)	(2,485)	(17,022)
Subordinated debentures	(112)	13	(125)
Total interest expense	(10,395)	14,898	(25,293)
Tax-equivalent net interest revenue	(16,556)	10,386	(26,942)
Change in tax-equivalent adjustment	186
Net interest revenue	$(16,742)

[1]	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $180.3 million for the first quarter of 2020, a $23.0 million increase over the first quarter of 2019 and a $1.7 million increase over the fourth quarter of 2019. Lower mortgage interest rates have positively affected both our brokerage and trading and mortgage banking revenue, leading to increases of $19.2 million and $13.3 million over the first quarter of 2019, respectively, and $6.9 million and $11.8 million over the fourth quarter of 2019, respectively.

Table 2 – Other Operating Revenue
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2019	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Brokerage and trading revenue	$50,779	$31,617	$19,162	61%	$43,843	$6,936	16%
Transaction card revenue	21,881	20,738	1,143	6%	22,548	(667)	(3)%
Fiduciary and asset management revenue	44,458	43,358	1,100	3%	45,021	(563)	(1)%
Deposit service charges and fees	26,130	28,243	(2,113)	(7)%	27,331	(1,201)	(4)%
Mortgage banking revenue	37,167	23,834	13,333	56%	25,396	11,771	46%
Other revenue	12,309	12,762	(453)	(4)%	15,283	(2,974)	(19)%
Total fees and commissions revenue	192,724	160,552	32,172	20%	179,422	13,302	7%
Other gains (losses), net	(10,741)	2,976	(13,717)	N/A	(1,649)	(9,092)	N/A
Gain (loss) on derivatives, net	18,420	4,667	13,753	N/A	(4,644)	23,064	N/A
Gain (loss) on fair value option securities, net	68,393	9,665	58,728	N/A	(8,328)	76,721	N/A
Change in fair value of mortgage servicing rights	(88,480)	(20,666)	(67,814)	N/A	9,297	(97,777)	N/A
Gain on available for sale securities, net	3	76	(73)	N/A	4,487	(4,484)	N/A
Total other operating revenue	$180,319	$157,270	$23,049	15%	$178,585	$1,734	1%

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 42 percent of total revenue for the first quarter of 2020, excluding provision for credit losses and gains and losses on other assets, securities and derivatives and the change in the fair value of mortgage servicing rights. We believe that a variety of fee revenue sources provides an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. As an example of this strength, many of the economic factors such as falling interest rates resulting in compression in net interest revenue or fiduciary and asset management revenue, may also increase mortgage related trading activities and mortgage production volumes. We expect growth in other operating revenue to come through offering new products and services and by further development of our presence in other markets. However, current and future economic conditions, including the recent impact of the COVID-19 pandemic, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and Trading Revenue

Brokerage and trading revenue, which includes revenues from trading, customer hedging, retail brokerage and investment banking, increased $19.2 million or 61 percent compared to the first quarter of 2019.

Trading revenue includes net realized and unrealized gains and losses primarily related to sales of residential mortgage-backed securities guaranteed by U.S. government agencies and related derivative instruments that enable our mortgage-banking customers to manage their market risk. Trading revenue also includes net realized and unrealized gains and losses on municipal securities, asset-backed securities and other financial instruments that we sell to institutional customers, along with changes in the fair value of financial instruments we hold as economic hedges against market risk of our trading securities. Trading revenue was $34.4 million for the first quarter of 2020, a $21.5 million or 166 percent increase compared to the first quarter of 2019. Lower mortgage interest rates increased customer mortgage-backed trading activities. In addition, trading revenue growth reflects a shift in the mix of our to-be-announced residential mortgage-backed securities contracts from our customer hedging program to our trading program.

Customer hedging revenue is based primarily on realized and unrealized changes in the fair value of derivative contracts held for customer risk management programs. As more fully discussed under Customer Derivative Programs in Note 3 of the Consolidated Financial Statements, we offer commodity, interest rate, foreign exchange and equity derivatives to our customers. Customer hedging revenue totaled $3.2 million for the first quarter of 2020, a $3.5 million or 52 percent decrease compared to the first quarter of 2019.

Investment banking revenue, which includes fees earned upon completion of underwriting and financial advisory services and loan syndication fees, totaled $5.0 million, a $1.2 million increase compared to the first quarter of 2019. Changes in investment banking revenue are primarily related to the timing and volume of completed transactions.
Brokerage and trading revenue increased $6.9 million compared to the previous quarter. Increased revenue of $15.0 million from mortgage trading activity was partially offset by a decrease in the fair value of asset-backed and municipal securities due to widened spreads.

Fiduciary and Asset Management Revenue

Fiduciary and asset management revenue is earned through managing or holding of assets for customers and executing transactions or providing related services. Approximately 90 percent of fiduciary and asset management revenue is primarily based on the fair value of assets. Rates applied to asset values vary based on the nature of the relationship. Fiduciary relationships and managed asset relationships generally have higher fee rates than non-fiduciary and/or managed relationships. Fiduciary and asset management revenue increased $1.1 million or 3 percent compared to the first quarter of 2019. Fiduciary and asset management revenue was relatively consistent with the fourth quarter of 2019. The decline in the fair value of assets was primarily related to the final month in the quarter. As a result, revenues remained strong relative to the decrease in assets. Further, there has been a change in mix from corporate trust to a greater percentage invested in retirement plans, which yields higher margins.

A distribution of assets under management or administration and related fiduciary and asset management revenue follows:

Table 3 -- Assets Under Management or Administration

	Three Months Ended
	March 31, 2020			March 31, 2019			December 31, 2019
	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]	Balance	Revenue[1]	Margin[2]
Managed fiduciary assets:
Personal	$8,796,030	$23,609	1.07%	$8,428,218	$23,276	1.10%	$10,441,048	$24,498	0.94%
Institutional	12,186,588	7,347	0.24%	14,026,020	6,138	0.18%	13,512,904	7,336	0.22%
Total managed fiduciary assets	20,982,618	30,956	0.59%	22,454,238	29,414	0.52%	23,953,952	31,834	0.53%

Non-managed assets:
Fiduciary	26,070,483	13,132	0.20%	23,946,911	13,528	0.23%	28,398,182	12,767	0.18%
Non-fiduciary	13,176,722	370	0.01%	16,215,999	416	0.01%	14,250,586	420	0.01%
Safekeeping and brokerage assets under administration	15,554,006	—	—%	16,235,136	—	—%	16,138,240	—	—%
Total non-managed assets	54,801,211	13,502	0.10%	56,398,046	13,944	0.10%	58,787,008	13,187	0.09%

Total assets under management or administration	$75,783,829	$44,458	0.23%	$78,852,284	$43,358	0.22%	$82,740,960	$45,021	0.22%

[1]	Fiduciary and asset management revenue includes asset-based and other fees associated with the assets.

[2]	Annualized revenue divided by period-end balance.

A summary of changes in assets under management or administration for the three months ended March 31, 2020 and 2019 follows:

Table 4 -- Changes in Assets Under Management or Administration

	Three Months Ended March 31,
	2020	2019
Beginning balance	$82,740,961	$76,279,777
Net inflows (outflows)	(1,846,865)	(989,398)
Net change in fair value	(5,110,267)	3,561,905
Ending balance	$75,783,829	$78,852,284

Mortgage Banking Revenue

Mortgage banking revenue increased $13.3 million or 56 percent compared to the first quarter of 2019. Mortgage loan production volumes increased $435 million or 71 percent as average primary mortgage interest rates have decreased. The gain on sale margin increased 77 basis points to 2.06 percent in the first quarter of 2020 as a rapid decrease in interest rates has led to increased application demand and industry-wide capacity constraints.

Mortgage banking revenue increased $11.8 million or 46 percent compared to the fourth quarter of 2019. Lower mortgage interest rates during the quarter led to an increase in mortgage production of 65 percent. Gain on sale margin improved 61 basis points over the prior quarter.

Table 5 – Mortgage Banking Revenue
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)		% Increase (Decrease)	Three Months Ended Dec. 31, 2019	Increase (Decrease)		% Increase (Decrease)
	2020	2019
Mortgage production revenue	$21,570	$7,868	$13,702		174%	$9,169	$12,401		135%

Mortgage loans funded for sale	$548,956	$510,527				$855,643
Add: Current period end outstanding commitments	657,570	263,434				158,460
Less: Prior period end outstanding commitments	158,460	160,848				379,377
Total mortgage production volume	$1,048,066	$613,113	$434,953		71%	$634,726	$413,340		65%

Mortgage loan refinances to mortgage loans funded for sale	57%	30%	2,700	bps		57%	—
Gains on sale margin	2.06%	1.28%	78	bps		1.44%	62	bps
Primary mortgage interest rates:
Average	3.51%	4.37%	(86	) bps		3.70%	(19	) bps
Period end	3.33%	4.06%	(73	) bps		3.74%	(41	) bps

Mortgage servicing revenue	$15,597	$15,966	$(369)		(2)%	$16,227	$(630)		(4)%
Average outstanding principal balance of mortgage loans serviced for others	20,416,546	21,581,835	(1,165,289)		(5)%	20,856,446	(439,900)		(2)%

Average mortgage servicing revenue rates	0.31%	0.30%	1	bp		0.31%	—

Primary rates disclosed in Table 5 above represent rates generally available to borrowers on 30 year conforming mortgage loans.

Net gains on other assets, securities and derivatives

Other net losses totaled $10.7 million in the first quarter of 2020 compared to other net gains of $3.0 million in the first quarter of 2019. Other net losses were $1.6 million for the fourth quarter of 2019. These fluctuations are primarily related to changes in the fair value of investments related to deferred compensation of $8.5 million that are largely offset by a decrease in deferred compensation expense. The first quarter of 2020 also included a $3.1 million impairment of an energy fund investment.

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

Table 6 - Gain (Loss) on Mortgage Servicing Rights
(In thousands)

	Three Months Ended
	Mar. 31, 2020	Dec. 31, 2019	Mar. 31, 2019
Gain (loss) on mortgage hedge derivative contracts, net	$18,371	$(4,714)	$4,432
Gain (loss) on fair value option securities, net	68,393	(8,328)	9,665
Gain (loss) on economic hedge of mortgage servicing rights, net	86,764	(13,042)	14,097
Gain (loss) on change in fair value of mortgage servicing rights	(88,480)	9,297	(20,666)
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges included in other operating revenue	(1,716)	(3,745)	(6,569)
Net interest revenue on fair value option securities[1]	4,268	1,544	1,129
Total economic benefit (cost) of changes in the fair value of mortgage servicing rights, net of economic hedges	$2,552	$(2,201)	$(5,440)

[1]	Actual interest earned on fair value option securities less internal transfer-priced cost of funds.

Other Operating Expense

Other operating expense for the first quarter of 2020 totaled $268.6 million, a decrease of $18.5 million compared to the first quarter of 2019 and $20.2 million compared to the fourth quarter of 2019. Operating expenses in the first quarter of 2019 included $12.7 million of CoBiz integration costs, primarily affecting professional fees and personnel compensation. The below fluctuation discussion excludes these costs.

Table 7 – Other Operating Expense
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2019	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Regular compensation	$97,760	$100,650	$(2,890)	(3)%	$99,991	$(2,231)	(2)%
Incentive compensation:
Cash-based	36,189	32,137	4,052	13%	40,918	(4,729)	(12)%
Share-based	3,108	5,162	(2,054)	(40)%	3,689	(581)	16%
Deferred compensation	(5,673)	3,911	(9,584)	N/A	2,630	(8,303)	N/A
Total incentive compensation	33,624	41,210	(7,586)	(18)%	47,237	(13,613)	(29)%
Employee benefits	24,797	27,368	(2,571)	(9)%	21,194	3,603	17%
Total personnel expense	156,181	169,228	(13,047)	(8)%	168,422	(12,241)	(7)%
Business promotion	6,215	7,874	(1,659)	(21)%	8,787	(2,572)	(29)%
Charitable contributions to BOKF Foundation	—	—	—	N/A	2,000	(2,000)	N/A
Professional fees and services	12,948	16,139	(3,191)	(20)%	13,408	(460)	(3)%
Net occupancy and equipment	26,061	29,521	(3,460)	(12)%	26,316	(255)	(1)%
Insurance	4,980	4,839	141	3%	5,393	(413)	(8)%
Data processing and communications	32,743	31,449	1,294	4%	31,884	859	3%
Printing, postage and supplies	4,272	4,885	(613)	(13)%	3,700	572	15%
Net losses and operating expenses of repossessed assets	1,531	1,996	(465)	(23)%	2,403	(872)	(36)%
Amortization of intangible assets	5,094	5,191	(97)	(2)%	5,225	(131)	(3)%
Mortgage banking costs	10,545	9,906	639	6%	14,259	(3,714)	(26)%
Other expense	8,054	6,129	1,925	31%	6,998	1,056	15%
Total other operating expense	$268,624	$287,157	$(18,533)	(6)%	$288,795	$(20,171)	(7)%

Average number of employees (full-time equivalent)	5,075	5,291	(216)	(4)%	5,107	(32)	(1)%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Personnel expense decreased $9.8 million compared to the first quarter of 2019. Regular compensation decreased $2.3 million while we were still working to fully integrate CoBiz in the first quarter of 2019. Incentive compensation decreased $5.5 million. Deferred compensation decreased $9.6 million; however, this is largely offset by a decrease in the value of related investments included in Other gains (losses). Cash based incentive compensation increased $6.1 million due to increased sales activity.
Personnel expense decreased $12.2 million compared the fourth quarter of 2019. Incentive compensation decreased $13.6 million, led by a decrease in deferred compensation. Cash based incentive compensation decreased $4.7 million, primarily due to annual incentives incurred in the fourth quarter of 2019. Regular compensation decreased $2.2 million. The fourth quarter included approximately $2.0 million in severance costs due to realignment of personnel. Employee benefits increased $3.6 million as a seasonal increase in payroll taxes and retirement plan expenses was partially offset by a decrease in employee healthcare costs.

Non-personnel operating expense

Non-personnel operating expense increased $4.0 million over the first quarter of 2019. Data processing and communications expense increased $2.3 million, primarily due to technology project costs. Increases in professional fees and services and other expense were partially offset by a decrease in occupancy and equipment expense.
Non-personnel expense decreased $7.9 million compared to the fourth quarter of 2019. Mortgage banking costs decreased $3.7 million. Decreases in the fair value of mortgage servicing assets reduced the costs of actual payoffs. Business promotion expense decreased $2.6 million due to a seasonal decrease in advertising costs combined with reduced travel costs largely as a result of the current pandemic. The fourth quarter of 2019 included a $2.0 million charitable contribution to the BOKF Foundation, which provides support to many nonprofit partners in our communities.
Income Taxes

The effective tax rate was 21.8 percent for the first quarter of 2020, 21.4 percent for the first quarter of 2019 and 21.5 percent for the fourth quarter of 2019. Income tax expense decreased $13.0 million compared to the fourth quarter of 2019 primarily due to the decrease in net income before tax for the quarter.
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

As shown in Table 8, net income attributable to our lines of business decreased $4.1 million compared to the first quarter of 2019. Net interest revenue decreased by $15.7 million compared to the prior year, primarily due to decreases in the federal funds rate by the Federal Reserve. Other operating revenue increased by $37.4 million and operating expense increased by $27.8 million compared to the first quarter of 2019. Net income attributed to Funds Management and other was affected by the provision for expected credit losses in excess of net charge-offs of $76.6 million in the first quarter of 2020.

Table 8 -- Net Income by Line of Business
(In thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2019	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Commercial Banking	$74,975	$85,521	$(10,546)	(12)%	$82,019	$(7,044)	(9)%
Consumer Banking	22,921	15,337	7,584	49%	8,287	14,634	177%
Wealth Management	22,573	23,719	(1,146)	(5)%	22,863	(290)	(1)%
Subtotal	120,469	124,577	(4,108)	(3)%	113,169	7,300	6%
Funds Management and other	(58,390)	(13,965)	(44,425)	N/A	28,258	(86,648)	N/A
Total	$62,079	$110,612	$(48,533)	(44)%	$141,427	$(79,348)	(56)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Commercial Banking

Commercial Banking contributed $75.0 million to consolidated net income in the first quarter of 2020, a decrease of $10.5 million or 12 percent compared to the first quarter of 2019.

Table 9 -- Commercial Banking
(Dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2019	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Net interest revenue from external sources	$201,902	$204,209	$(2,307)	(1)%	$219,912	$(18,010)	(8)%
Net interest expense from internal sources	(50,495)	(53,638)	3,143	(6)%	(57,672)	7,177	(12)%
Total net interest revenue	151,407	150,571	836	1%	162,240	(10,833)	(7)%
Net loans charged off	16,880	11,246	5,634	50%	11,437	5,443	48%
Net interest revenue after net loans charged off	134,527	139,325	(4,798)	(3)%	150,803	(16,276)	(11)%

Fees and commissions revenue	41,459	38,046	3,413	9%	43,357	(1,898)	(4)%
Other losses, net	(3,239)	(434)	(2,805)	N/A	(1,000)	(2,239)	N/A
Other operating revenue	38,220	37,612	608	2%	42,357	(4,137)	(10)%

Personnel expense	37,020	31,546	5,474	17%	44,900	(7,880)	(18)%
Non-personnel expense	23,732	19,081	4,651	24%	24,390	(658)	(3)%
Other operating expense	60,752	50,627	10,125	20%	69,290	(8,538)	(12)%

Net direct contribution	111,995	126,310	(14,315)	(11)%	123,870	(11,875)	(10)%
Gain on financial instruments, net	49	18	31	N/A	39	10	N/A
Gain (loss) on repossessed assets, net	9	(346)	355	N/A	(126)	135	N/A
Corporate expense allocations	8,905	9,455	(550)	(6)%	11,176	(2,271)	(20)%
Income before taxes	103,148	116,527	(13,379)	(11)%	112,607	(9,459)	(8)%
Federal and state income tax	28,173	31,006	(2,833)	(9)%	30,588	(2,415)	(8)%
Net income	$74,975	$85,521	$(10,546)	(12)%	$82,019	$(7,044)	(9)%

Average assets	$24,687,976	$19,937,878	$4,750,098	24%	$24,346,565	$341,411	1%
Average loans	18,812,015	15,988,843	2,823,172	18%	19,100,101	(288,086)	(2)%
Average deposits	11,907,386	8,261,543	3,645,843	44%	11,419,558	487,828	4%
Average invested capital	2,188,242	2,239,846	(51,604)	(2)%	2,217,828	(29,586)	(1)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue was relatively consistent compared to the prior year. Net interest revenue increased as a result of higher loan volumes, largely from acquired loans. This was partially offset by a decrease in deposit related net interest revenue as the value of deposits was impacted by falling interest rates. Non-earning assets also increased with the allocation of CoBiz goodwill in the second quarter of 2019, further reducing net interest revenue. Net loans charged-off increased $5.6 million.

Fees and commissions revenue increased $3.4 million or 9 percent largely due to an increase in loan syndication fees and deposit services charges. Other losses included an energy fund impairment charge recognized in the first quarter of 2020. Operating expense increased $10.1 million or 20 percent compared to the first quarter of 2019. Personnel expense increased $5.5 million and non-personnel expense increased $4.7 million, primarily due to the allocation of CoBiz operations beginning the second quarter of 2019. Corporate expense allocations decreased $550 thousand or 6 percent compared to the prior year.

The average outstanding balance of loans attributed to Commercial Banking was up $2.8 billion or 18 percent over the first quarter of 2019 to $18.8 billion, largely related to allocation of CoBiz loans to the segments in the second quarter of 2019. See the Loans section of Management’s Discussion and Analysis of Financial Condition following for additional discussion of changes in commercial and commercial real estate loans, which are primarily attributed to the Commercial Banking segment.

Average deposits attributed to Commercial Banking were $11.9 billion for the first quarter of 2020, a $3.6 billion or 44 percent increase over the first quarter of 2019, primarily related to the allocation of CoBiz deposits to the segments in the second quarter of 2019. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital for further discussion of change.
Net interest revenue decreased $10.8 million or 7 percent compared to the fourth quarter of 2019 largely due to a decrease in loan volumes combined with a decline in the value of deposits, as short term rates fell, from the Funds Management unit compared to the prior quarter. Fees and commissions revenue decreased $1.9 million, largely due to lower revenue from repossessed oil and gas properties. Operating expense decreased $8.5 million or 12 percent compared to the fourth quarter of 2019 primarily due to a $7.9 million decrease in personnel expense largely due to annual incentive compensation occurring in the fourth quarter of 2019. Non-personnel expense was relatively consistent with the fourth quarter of 2019.
Average loan balances decreased $288 million or 2 percent and average customer deposits increased $488 million or 4 percent over the fourth quarter of 2019.

Consumer Banking

Consumer Banking provides retail banking services through four primary distribution channels: traditional branches, the 24-hour ExpressBank call center, Internet banking and mobile banking. Consumer Banking also conducts mortgage banking activities through offices located outside of our Consumer Banking markets.

Consumer Banking contributed $22.9 million to consolidated net income for the first quarter of 2020, an increase of $7.6 million over the first quarter of 2019. Improved performance by Consumer Banking was largely due to the effect of lower mortgage interest rates, which has increased mortgage banking activity and related revenue. Further, increased effectiveness of the economic hedge of the fair value of mortgage servicing rights improved income before taxes by $4.9 million.

Table 10 -- Consumer Banking
(Dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2019	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Net interest revenue from external sources	$25,876	$22,475	$3,401	15%	$24,325	$1,551	6%
Net interest revenue from internal sources	18,056	28,627	(10,571)	(37)%	18,851	(795)	(4)%
Total net interest revenue	43,932	51,102	(7,170)	(14)%	43,176	756	2%
Net loans charged off	1,256	1,085	171	16%	1,617	(361)	(22)%
Net interest revenue after net loans charged off	42,676	50,017	(7,341)	(15)%	41,559	1,117	3%

Fees and commissions revenue	55,062	42,821	12,241	29%	44,884	10,178	23%
Other losses, net	—	(73)	73	N/A	(165)	165	N/A
Other operating revenue	55,062	42,748	12,314	29%	44,719	10,343	23%

Personnel expense	23,620	24,336	(716)	(3)%	24,139	(519)	(2)%
Non-personnel expense	31,173	29,485	1,688	6%	35,563	(4,390)	(12)%
Total other operating expense	54,793	53,821	972	2%	59,702	(4,909)	(8)%

Net direct contribution	42,945	38,944	4,001	10%	26,576	16,369	62%
Gain (loss) on financial instruments, net	86,764	14,097	72,667	N/A	(13,042)	99,806	N/A
Change in fair value of mortgage servicing rights	(88,480)	(20,666)	(67,814)	N/A	9,297	(97,777)	N/A
Gain on repossessed assets, net	13	103	(90)	N/A	86	(73)	N/A
Corporate expense allocations	10,487	11,900	(1,413)	(12)%	11,798	(1,311)	(11)%
Income before taxes	30,755	20,578	10,177	49%	11,119	19,636	177%
Federal and state income tax	7,834	5,241	2,593	49%	2,832	5,002	177%
Net income	$22,921	$15,337	$7,584	49%	$8,287	$14,634	177%

Average assets	$9,850,853	$8,371,683	$1,479,170	18%	$9,772,710	$78,143	1%
Average loans	1,711,703	1,750,642	(38,939)	(2)%	1,730,467	(18,764)	(1)%
Average deposits	6,869,481	6,544,665	324,816	5%	6,974,453	(104,972)	(2)%
Average invested capital	274,384	302,195	(27,811)	(9)%	288,216	(13,832)	(5)%
Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Net interest revenue from Consumer Banking activities declined by $7.2 million or 14 percent compared to the the first quarter of 2019. A decrease in the yield on deposits sold to our Funds Management unit was partially offset by an increase in the volume of securities used as an economic hedge of the fair value of mortgage servicing rights. Average consumer deposits grew $325 million over the first quarter of 2019 with demand deposit balances increasing $218 million or 11 percent, largely due to the allocation of acquired deposits.

Fees and commissions revenue increased $12.2 million or 29 percent over the first quarter of 2019. Lower mortgage interest rates increased mortgage loan origination volumes. Mortgage production volume increased $435 million or 71 percent and gain on sale margin increased 77 basis points. Operating expense increased by $972 thousand or 2 percent. Corporate expense allocations were $1.4 million or 12 percent lower than the prior year.

Changes in the fair value of mortgage servicing rights, net of economic hedges, decreased pre-tax net income for the first quarter of 2020 by $1.7 million compared to a $6.6 million decrease in pre-tax net income in the first quarter of 2019.
Net interest revenue from Consumer Banking activities increased $756 thousand or 2 percent over the fourth quarter of 2019. Operating revenue increased $10.3 million or 23 percent over the fourth quarter of 2019. Revenues from mortgage banking activities increased $11.8 million. Mortgage production volume increased $413 million or 65 percent as a result of lower interest rates. Gain on sale margins climbed to 2.06 percent from 1.44 percent.
Operating expenses decreased $4.9 million, nearly all related to non-personnel expenses. Mortgage banking costs decreased $3.7 million due to lower amortization of mortgage servicing rights. A decrease in professional fees and services was mostly offset by an increase in occupancy and equipment expense.
Average consumer loans decreased $19 million or 1 percent. Average deposits decreased $105 million or 2 percent.

Wealth Management

Wealth Management contributed $22.6 million to consolidated net income in the first quarter of 2020, a decrease of $1.1 million or 5 percent compared to the first quarter of 2019. Increased fees and commissions revenue, primarily from mortgage-backed securities trading, was largely offset by increased operating expenses and decreased net interest revenue.

Table 11 -- Wealth Management
(Dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended Dec. 31, 2019	Increase (Decrease)	% Increase (Decrease)
	2020	2019
Net interest revenue from external sources	$14,366	$21,486	$(7,120)	(33)%	$10,224	$4,142	41%
Net interest revenue from internal sources	4,538	6,770	(2,232)	(33)%	11,602	(7,064)	(61)%
Total net interest revenue	18,904	28,256	(9,352)	(33)%	21,826	(2,922)	(13)%
Net loans charged off (recovered)	(48)	(119)	71	(60)%	(100)	52	(52)%
Net interest revenue after net loans charged off (recovered)	18,952	28,375	(9,423)	(33)%	21,926	(2,974)	(14)%

Fees and commissions revenue	97,881	73,256	24,625	34%	92,729	5,152	6%
Other gains, net	—	158	(158)	N/A	68	(68)	N/A
Other operating revenue	97,881	73,414	24,467	33%	92,797	5,084	5%

Personnel expense	56,443	43,991	12,452	28%	54,980	1,463	3%
Non-personnel expense	21,749	17,516	4,233	24%	19,708	2,041	10%
Other operating expense	78,192	61,507	16,685	27%	74,688	3,504	5%

Net direct contribution	38,641	40,282	(1,641)	(4)%	40,035	(1,394)	(3)%
Corporate expense allocations	8,265	8,360	(95)	(1)%	9,296	(1,031)	(11)%
Income before taxes	30,383	31,922	(1,539)	(5)%	30,741	(358)	(1)%
Federal and state income tax	7,810	8,203	(393)	(5)%	7,878	(68)	(1)%
Net income	$22,573	$23,719	$(1,146)	(5)%	$22,863	$(290)	(1)%

Average assets	$12,723,412	$9,328,986	$3,394,426	36%	$11,225,207	$1,498,205	13%
Average loans	1,705,735	1,448,718	257,017	18%	1,667,278	38,457	2%
Average deposits	7,623,986	5,659,771	1,964,215	35%	7,301,391	322,595	4%
Average invested capital	288,264	265,572	22,692	9%	279,782	8,482	3%

Net interest revenue decreased $9.4 million or 33 percent compared to the first quarter of 2019, largely due to a decrease in the yield earned on deposits sold to the Funds Management unit. Further, Wealth Management incurred additional funding costs for non-interest bearing receivables related to unsettled securities sales. Average loans attributed to the Wealth Management segment increased $257 million or 18 percent and average deposits increased $2.0 billion or 35 percent, largely due to the allocation of acquired loans and deposits.

Fees and commissions revenue increased $24.6 million or 34 percent over the first quarter of 2019. Brokerage and trading revenue increased $20.2 million due to increased trading activity as a result of lower mortgage interest rates. Trust fees and commissions also increased $2.8 million. Operating expense increased $16.7 million or 27 percent compared to the first quarter of 2019. Personnel expense increased $12.5 million, primarily due to the increase of incentive compensation as a result of higher trading activity. Non-personnel expense increased $4.2 million or 24 percent over the first quarter of 2019, largely related to occupancy and equipment and data processing expenses. Corporate expense allocations decreased $95 thousand or 1 percent compared to the prior year.

Net income for Wealth Management decreased $290 thousand or 1 percent compared to the fourth quarter of 2019. An increase in brokerage and trading revenue was partially offset by a decrease in net interest revenue and an increase in operating expenses.

Net interest revenue decreased $2.9 million primarily due to lower yields on deposits sold to our Funds Management unit combined with the increased carrying cost on larger unsettled securities receivables. Brokerage and trading revenue increased $5.7 million due to an increase in trading activity and volumes due to favorable interest rate changes. Trading revenue related to mortgage banking activities increased $15.0 and was partially offset by widened spreads in asset-backed and municipal securities. Operating expenses increased $3.5 million, largely due to variable incentive compensation related to revenue growth and an increase in occupancy allocations.

Average loans increased $38 million or 2 percent to $1.7 billion and average deposits increased $323 million or 4 percent to $7.6 billion.
Financial Condition
Securities

We maintain a securities portfolio to enhance profitability, manage interest rate risk, provide liquidity and comply with regulatory requirements. Securities are classified as trading, held for investment, or available for sale. See Note 2 to the Consolidated Financial Statements for the composition of the securities portfolio as of March 31, 2020 and December 31, 2019.

We hold an inventory of trading securities in support of sales to a variety of customers, including banks, corporations, insurance companies, money managers and others. Trading securities increased $487 million to $2.1 billion during the first quarter of 2020. As discussed in the Market Risk section of this report, trading activities involve risk of loss from adverse price movement. We mitigate this risk within board-approved limits through the use of derivative contracts, short-sales and other techniques. These limits remain relatively unchanged from levels set before our expanded trading activities.

At March 31, 2020, the carrying value of investment (held-to-maturity) securities was $273 million, including a $1.5 million allowance for expected credit losses. The fair value of investment securities was $296 million at March 31, 2020. Investment securities consist primarily of residential mortgage-backed securities issued by U.S. government agencies, long-term, fixed rate Oklahoma and Texas municipal bonds, and taxable Texas school construction bonds.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity. The amortized cost of available for sale securities totaled $12.3 billion at March 31, 2020, a $1.1 billion increase compared to December 31, 2019 as a measure to protect for a down rate environment. At March 31, 2020, the available for sale securities portfolio consisted primarily of U.S. government agency residential mortgage-backed securities and U.S. government agency commercial mortgage-backed securities. Both residential and commercial mortgage-backed securities have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. Commercial mortgage-backed securities have prepayment penalties similar to commercial loans.

A primary risk of holding residential mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. Our best estimate of the duration of the combined residential mortgage-backed securities portfolio held in investment and available for sale securities at March 31, 2020 is 2.4 years. Management estimates the duration extends to 3.7 years assuming an immediate 200 basis point upward shock. The estimated duration contracts to 2.2 years assuming a 100 basis point decline in the current low rate environment.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $22.5 billion at March 31, 2020, up $713 million over December 31, 2019. Growth in commercial loan balances during the first quarter was partially offset by a decrease in loans to individuals.

Table 12 -- Loans
(In thousands)

	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Commercial:
Energy	$4,111,676	$3,973,377	$4,114,269	$3,921,353	$3,705,099
Healthcare	3,165,096	3,033,916	3,032,968	2,926,510	2,915,885
Services	3,955,748	3,832,031	4,011,089	4,105,117	4,090,646
General business	3,563,455	3,192,326	3,266,299	3,383,928	3,250,345
Total commercial	14,795,975	14,031,650	14,424,625	14,336,908	13,961,975

Commercial real estate:
Multifamily	1,282,457	1,265,562	1,324,839	1,300,372	1,210,358
Office	962,004	928,379	1,014,275	1,056,306	1,033,158
Retail	774,198	775,521	799,169	825,399	890,685
Industrial	728,026	856,117	873,536	828,569	767,757
Residential construction and land development	138,958	150,879	135,361	141,509	149,686
Other commercial real estate	564,442	457,325	478,877	557,878	549,007
Total commercial real estate	4,450,085	4,433,783	4,626,057	4,710,033	4,600,651

Loans to individuals:
Residential mortgage	1,844,555	1,886,378	1,925,539	1,975,449	1,999,312
Residential mortgage guaranteed by U.S. government agencies	197,889	197,794	191,764	195,373	193,308
Personal	1,175,466	1,201,382	1,117,382	1,037,889	1,003,734
Total loans to individuals	3,217,910	3,285,554	3,234,685	3,208,711	3,196,354

Total	$22,463,970	$21,750,987	$22,285,367	$22,255,652	$21,758,980

Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment and other needs of commercial customers primarily located within our geographical footprint. These loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer’s industry and market. While commercial loans are generally secured by the customer’s assets including real property, inventory, accounts receivable, operating equipment, interests in mineral rights and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the ongoing cash flow from operations of the customer’s business. Inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

Commercial loans totaled $14.8 billion or 66 percent of the loan portfolio at March 31, 2020, a $764 million increase over December 31, 2019. Advances on existing commercial revolving lines of credit represented $751 million of this increase during the first quarter, due to both seasonal factors and customer responses to the COVID-19 pandemic. In addition to being collateralized by customer's assets, revolving lines of credit are generally governed by a borrowing base.

Approximately 79 percent of loans in this segment are located within our geographic footprint, based on collateral location. Loans for which the collateral location is less relevant, such as unsecured loans and reserve-based energy loans are categorized by the borrower's primary operating location. The largest concentration of loans in this segment outside of our footprint is California, totaling 4 percent of the segment.

Supporting the energy industry with loans to producers and other energy-related entities has been a hallmark of the Company since its founding and represents a large portion of our commercial loan portfolio. In addition, energy production and related industries have a significant impact on the economy in our primary markets. Loans collateralized by oil and gas properties are subject to a semi-annual engineering review by our internal staff of petroleum engineers. This review is used as the basis for developing the expected cash flows supporting the loan amount. The projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Loans are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current pricing levels and with existing conventional equipment and operating methods and costs. As part of our evaluation of credit quality, we analyze rigorous stress tests over a range of commodity prices and take proactive steps to mitigate risk when appropriate.

Outstanding energy loans totaled $4.1 billion or 18 percent of total loans at March 31, 2020, up $138 million over December 31, 2019. Approximately $3.2 billion of energy loans were to oil and gas producers, growing $65 million over December 31, 2019. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest risk form of energy lending. Approximately 62 percent of the committed production loans are secured by properties primarily producing oil and 38 percent of the committed production loans are secured by properties primarily producing natural gas.

Loans to midstream oil and gas companies totaled $672 million at March 31, 2020, up $63 million over December 31, 2019. Loans to borrowers that provide services to the energy industry totaled $184 million at March 31, 2020, an increase of $6.4 million. Loans to other energy borrowers, including those engaged in wholesale or retail energy sales, totaled $71 million, a $3.7 million increase over the prior quarter.

Unfunded energy loan commitments were $2.6 billion at March 31, 2020, a $386 million decrease compared to December 31, 2019 primarily due to increased utilization in the first quarter.

The healthcare sector of the loan portfolio totaled $3.2 billion or 14 percent of total loans. Healthcare loans increased $131 million over December 31, 2019. Healthcare sector loans consist primarily of loans for the development and operation of senior housing and care facilities, including independent living, assisted living and skilled nursing. Generally we loan to borrowers with a portfolio of multiple facilities that serves to help diversify risks specific to a single facility. Healthcare also includes loans to hospitals and other medical service providers impacted by a deferral of elective procedures to ensure adequate protective equipment and ventilators for those providing acute care to virus patients. The CARES Act does include multiple revenue enhancement measures for both hospitals and skilled nursing facilities as they manage through the risks of the virus.

The services sector of the loan portfolio increased $124 million to $4.0 billion or 18 percent of total loans. Service sector loans consist of a large number of loans to a variety of businesses, including Native American tribal and state and local governments, Native American tribal casino operations, educational services, consumer services and commercial services. Approximately $2.0 billion of the services category is made up of loans with individual balances of less than $10 million. Services sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.

General business loans increased $371 million to $3.6 billion or 16 percent of total loans. General business loans consist of $2.0 billion of wholesale/retail loans, $698 million of manufacturing loans, and remainder from other industries.

Our services and general business loans include areas we consider to be more exposed to the economic slowdown as a result of the social distancing measures in place to combat the COVID-19 pandemic such as entertainment and recreation, retail, hotels, churches, airline travel, and higher education that are dependent on large social gatherings to remain profitable. This represents approximately 8 percent of our total portfolio. This risk may be further mitigated as some of these borrowers participate in the Payroll Protection Program and we will continue to monitor these areas closely in the coming months.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $100 million and with three or more non-affiliated banks as participants. At March 31, 2020, the outstanding principal balance of these loans totaled $5.0 billion, including $2.3 billion of energy loans. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 18 percent of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management’s quarterly assessment of credit risk, banking regulators annually review a sample of shared national credits for proper risk grading.

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

The commercial real estate loan balance as a percentage of our total loan portfolio has ranged from 20 percent to 22 percent over the past five years. The outstanding balance of commercial real estate loans increased $16 million over December 31, 2019.

Approximately 70 percent of loans in this segment are in our geographic footprint based on collateral location. The largest concentration of loans in this segment outside our footprint is Utah, totaling 6.8 percent of the segment, followed by California at 5.9 percent. All other states represent less than 4% individually.

Loans secured by retail facilities are clearly the most vulnerable to the impacts of measures being taken to hinder the spread of the virus, the extent of which is dependent upon the duration of various governmental orders and adjustments in consumer behavior after these orders are lifted. While office and multifamily may also be impacted, we believe our geographic footprint will help in the long term because of strong in-migration over time.
Loans to individuals

Loans to individuals include residential mortgage and personal loans. Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. These loans are secured by a first or second mortgage on the customer's primary residence. These loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Loans may be individually underwritten or credit scored based on size and other criteria. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability.

In general, we sell the majority of our conforming fixed rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Home equity loans are primarily first-lien and fully amortizing.

Residential mortgage, which includes home equity loans, and personal loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Loans may be individually underwritten or credit scored based on size and other criteria. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability.

Personal loans consist primarily of loans to Wealth Management clients secured by the cash surrender value of insurance policies and marketable securities. It also includes direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as unsecured loans.

Approximately 94 percent of the loans in this segment are secured by collateral located within our geographical footprint. Loans for which the collateral location is less relevant, such as unsecured loans are categorized by the borrower’s primary operating location.

Residential mortgage loans guaranteed by U.S. government agencies have limited credit exposure because of the agency guarantee. This amount includes residential mortgage loans previously sold into GNMA mortgage pools that the Company may repurchase when certain defined delinquency criteria are met. Because of this repurchase right, the Company is deemed to have regained effective control over these loans and must include them on the Consolidated Balance Sheet.

The Company secondarily evaluates loan portfolio performance based on the primary geographical market managing the loan. Loans attributed to a geographical market may not represent the location of the borrower or the collateral. All permanent mortgage loans serviced by our mortgage banking unit and held for investment by the Company are centrally managed by the Oklahoma market.

Table 13-- Loans Managed by Primary Geographical Market
(In thousands)

	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Texas:
Commercial	$6,350,690	$6,174,894	$6,220,227	$5,877,265	$5,754,018
Commercial real estate	1,296,266	1,259,117	1,292,116	1,341,609	1,344,810
Loans to individuals	756,634	727,175	749,361	673,463	662,721
Total Texas	8,403,590	8,161,186	8,261,704	7,892,337	7,761,549

Oklahoma:
Commercial	3,886,086	3,454,825	3,690,100	3,762,234	3,551,054
Commercial real estate	593,473	631,026	679,786	717,970	665,190
Loans to individuals	1,788,518	1,854,864	1,753,698	1,786,162	1,792,188
Total Oklahoma	6,268,077	5,940,715	6,123,584	6,266,366	6,008,432

Colorado:
Commercial	2,181,309	2,169,598	2,247,798	2,325,742	2,231,703
Commercial real estate	955,608	927,826	975,066	1,023,410	957,348
Loans to individuals	268,674	276,939	303,605	314,317	307,534
Total Colorado	3,405,591	3,374,363	3,526,469	3,663,469	3,496,585

Arizona:
Commercial	1,396,582	1,307,073	1,276,534	1,330,415	1,335,140
Commercial real estate	714,161	728,832	771,425	761,243	791,466
Loans to individuals	181,821	186,539	170,815	168,019	160,848
Total Arizona	2,292,564	2,222,444	2,218,774	2,259,677	2,287,454

Kansas/Missouri:
Commercial	556,255	527,872	566,969	602,836	667,859
Commercial real estate	310,799	322,541	374,795	331,443	327,870
Loans to individuals	116,734	131,069	146,522	155,453	157,391
Total Kansas/Missouri	983,788	981,482	1,088,286	1,089,732	1,153,120

New Mexico:
Commercial	327,164	305,320	335,409	350,520	342,915
Commercial real estate	434,150	402,148	374,331	385,058	371,416
Loans to individuals	87,110	90,257	92,270	92,626	96,391
Total New Mexico	848,424	797,725	802,010	828,204	810,722

Arkansas:
Commercial	97,889	92,068	87,588	87,896	79,286
Commercial real estate	145,628	162,293	158,538	149,300	142,551
Loans to individuals	18,419	18,711	18,414	18,671	19,281
Total Arkansas	261,936	273,072	264,540	255,867	241,118

Total BOK Financial loans	$22,463,970	$21,750,987	$22,285,367	$22,255,652	$21,758,980

Off-Balance Sheet Commitments

We enter into certain off-balance sheet arrangements in the normal course of business as shown in Table 14. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

We have off-balance sheet commitments related to certain residential mortgage loans sold into mortgage-backed securities as part of our mortgage banking activities. We retain off-balance sheet credit risk related to losses in excess of amounts guaranteed by the U.S. Department of Veteran's Affairs ("VA"). We also have off-balance sheet credit risk related to certain residential mortgage loans primarily originated under community development loan programs that were sold to a U.S. government agency with full recourse prior to 2007. We are obligated to repurchase these loans for the life of these loans in the event of foreclosure for the unpaid principal and interest at the time of foreclosure. The majority of our conforming fixed rate loan originations are sold in the secondary market and we only retain repurchase obligations under standard underwriting representations and warranties.

Table 14 – Off-Balance Sheet Credit Commitments
(In thousands)

	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Loan commitments	$9,960,678	$11,065,649	$11,259,366	$11,411,819	$12,243,886
Standby letters of credit	683,516	645,505	712,944	698,527	720,451
Unpaid principal balance of residential mortgage loans sold with recourse	86,336	88,808	92,139	93,606	94,938
Unpaid principal balance of residential mortgage loans transferred into mortgage-backed securities guaranteed by U.S. Dept. of Veteran's Affairs	3,217,567	3,375,451	3,472,375	3,568,408	3,604,005
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

Derivative contracts are carried at fair value. At March 31, 2020, the net fair values of derivative contracts, before consideration of cash margin, reported as assets under these programs totaled $929 million compared to $302 million at December 31, 2019. At March 31, 2020, the net fair value of our derivative contracts included $482 million for energy contracts, $313 million for foreign exchange contracts and $132 million for interest rate swaps. The aggregate net fair value of derivative contracts, before consideration of cash margin, held under these programs reported as liabilities totaled $893 million at March 31, 2020 and $291 million at December 31, 2019.

At March 31, 2020, total derivative assets were reduced by $414 million of cash collateral received from counterparties and total derivative liabilities were reduced by $123 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2020 follows in Table 15.

Table 15 -- Fair Value of Derivative Contracts
(In thousands)

Customers	$277,987
Banks and other financial institutions	183,267
Exchanges and clearing organizations	53,106
Fair value of customer risk management program asset derivative contracts, net	$514,360

At March 31, 2020, our largest derivative exposure was to a clearing organization for energy contracts, net of cash margin, of $53 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $8.52 per barrel of oil would not be great enough to create a scenario in which we are owed by our customers. This is due to the price of oil being within the weighted average fixed price of the portfolio. Rather, we would be owed by the counterparties, however, due to our margining status with counterparties, one would not see any impact here. An increase in prices equivalent to $31.66 per barrel of oil would not yet create a scenario in which we are owed by customers as the price of oil would still be within the weighted average fixed price of the portfolio. Further increases in price to the equivalent of $45.95 per barrel of oil would increase the fair value of our derivative assets by $148 million with lending customers comprising the bulk of the assets. Liquidity requirements of this program may also be affected by our credit rating. At March 31, 2020, a decrease in our credit rating to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $10 million. The fair value of our to-be-announced residential mortgage-backed securities and interest rate swap derivative contracts is affected by changes in interest rates. Based on our assessment as of March 31, 2020, changes in interest rates would not materially impact regulatory capital or liquidity needed to support this portion of our customer derivative program.

Summary of Credit Loss Experience

Table 16 -- Summary of Credit Loss Experience
(In thousands)

Three Months Ended Mar. 31, 2020
Allowance for loan losses:
Beginning balance	$210,759
CECL transition adjustment[1]	25,809
Beginning balance, adjusted	236,568
Loans charged off	(18,917)
Recoveries of loans previously charged off	1,696
Net loans charged off	(17,221)
Provision for credit losses	95,964
Ending balance	315,311

Accrual for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	1,585
CECL transition adjustment	23,552
Beginning balance, adjusted	25,137
Provision for credit losses	3,377
Ending balance	28,514

Accrual for off-balance sheet credit risk associated with mortgage banking activities:
Beginning balance	4,820
CECL transition adjustment	10,915
Beginning balance, adjusted	15,735
Loans charged off	(55)
Provision for credit losses	(6,020)
Ending balance	9,660

Allowance for credit losses related to held-to-maturity (investment) securities:
Beginning balance	—
CECL transition adjustment	1,052
Beginning balance, adjusted	1,052
Provision for credit losses	450
Ending balance	1,502

Total provision for credit losses	93,771

Net charge-offs (recoveries) (annualized) to average loans	0.31%
Recoveries to gross charge-offs	8.97%
Provision for loan losses (annualized) to average loans	1.71%
Allowance for loan losses to loans outstanding at period-end	1.40%
Accrual for unfunded loan commitments to loan commitments	0.29%
Combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	1.53%

[1]	Included $1.3 million related to measurement changes to the allowance attributed to outstanding loan balances and $24.5 million related to recognition of expected credit losses on acquired loans.

	Three Months Ended
	Dec. 31 2019	Sept. 30 2019	June 30, 2019	Mar. 31 2019
Allowance for loan losses:
Beginning balance	$204,432	$202,534	$205,340	$207,457
Loans charged off	(14,268)	(11,707)	(13,227)	(11,775)
Recoveries of loans previously charged off	1,816	1,066	5,503	1,689
Net loans charged off	(12,452)	(10,641)	(7,724)	(10,086)
Provision for loan losses	18,779	12,539	4,918	7,969
Ending balance	$210,759	$204,432	$202,534	$205,340
Accrual for off-balance sheet credit losses:
Beginning balance	$1,364	$1,903	$1,821	$1,790
Provision for off-balance sheet credit losses	221	(539)	82	31
Ending balance	$1,585	$1,364	$1,903	$1,821
Total combined provision for credit losses	$19,000	$12,000	$5,000	$8,000
Net charge-offs (recoveries) (annualized) to average loans	0.22%	0.19%	0.14%	0.19%
Provision for losses (annualized) to average loans	0.34%	0.21%	0.09%	0.15%
Recoveries to gross charge-offs	12.73%	9.11%	41.60%	14.34%
Provision for loan losses (annualized) to average loans	0.34%	0.21%	0.09%	0.15%
Allowance for loan losses to loans outstanding at period-end	0.97%	0.92%	0.91%	0.94%
Accrual for off-balance sheet credit losses to off-balance sheet credit commitments	0.01%	0.01%	0.02%	0.01%
Combined allowance for credit losses and off-balance sheet credit risk from unfunded loan commitments to loans outstanding at period-end	0.98%	0.92%	0.92%	0.95%
Allowance for Loan Losses and Accrual for Off-Balance Sheet Credit Risk from Unfunded Loan Commitments
The Company adopted FASB Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Assets Measured at Amortized Cost ("CECL") on January 1, 2020 through a pre-tax cumulative-effect adjustment to equity of $61.4 million. CECL requires recognition of expected credit losses on assets carried at amortized cost over their expected lives. The previous incurred loss model incorporated only known information as of the balance sheet date. Prior years reported under the incurred loss model have not been restated. CECL uses models to measure the probability of default and loss given default over a 12-month reasonable and supportable forecast period. Models incorporate base case, downside and upside macroeconomic variables such as real gross domestic product ("GDP") growth, civilian unemployment rate and West Texas Intermediate ("WTI") oil prices on a probability weighted basis. See Note 4 to the consolidated financial statements for additional discussion of methodology of allowance for loan losses.
The provision for credit losses was $93.8 million for the first quarter of 2020, primarily due to $99.3 million related to lending activity. Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to the impact of the COVID-19 pandemic, oil price declines, and other assumptions, required a provision of $66.2 million. All other changes totaled $33.1 million, which included $7.5 million related to loan growth, $8.4 million related to changes in impairment, risk grading and other portfolio changes, and net charge-offs of $17.2 million.

Our base case reasonable and supportable forecast includes a 20 percent decrease in GDP and an 8.3 percent civilian unemployment rate in the second quarter of 2020. Our forward twelve month forecast through the first quarter of 2021 assumes a 4.6 percent decrease in GDP and a 6.5 percent civilian unemployment rate. WTI oil prices are projected to generally follow the NYMEX forward curve that existed at the end of March 2020, $25.10 per barrel for delivery in the second quarter of 2020 and increasing to $34.73 per barrel for delivery in the first quarter of 2021. This scenario is consistent with data and other industry forecasts available during the last week of March 2020.

Our downside reasonable and supportable forecast reflects a more severe and prolonged disruption in economic activity than the base case and includes a 30 percent decrease in GDP and a 9.5 percent civilian unemployment rate in the second quarter of 2020. Our forward twelve month forecast through the first quarter of 2021 assumes a 10.9 percent decrease in GDP and an 8.0 percent civilian unemployment rate. WTI oil prices are projected to range from $19.10 per barrel for delivery in the second quarter of 2020 to $31.73 per barrel for delivery in the first quarter of 2021.

The upside case reflects a more mild and abbreviated disruption in economic activity than the base case, with real GDP declining by 1.6 percent from the second quarter of 2020 to the first quarter of 2021. Other macroeconomic factors in this scenario also reflect this outlook compared to the base case with the civilian unemployment rate reaching a lower peak in the second quarter of 2020 and then recovering more quickly and WTI prices being less adverse.
The allowance for loan losses under CECL totaled $315 million or 1.40 percent of outstanding loans and 199 percent of nonaccruing loans at March 31, 2020, excluding residential mortgage loans guaranteed by U.S. government agencies. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $344 million or 1.53 percent of outstanding loans and 217 percent of nonaccruing loans at March 31, 2020.

The allowance for credit losses attributed to energy was 2.43 percent of outstanding energy loans at March 31. Demand declines in the first quarter related to the COVID-19 pandemic coupled with the OPEC Plus production conflict have led to price declines of current spot and future oil prices. Natural gas prices have not been as significantly impacted with the recent price declines in oil. As we have said in the past, the duration of the downturn is a more significant factor affecting performance than the level of prices. Although current spot and future oil prices have been volatile, if drivers of this decline are short term, meaning less than twelve months, then expected losses in the portfolio will not be overly impactful to the Company.

We also conduct quarterly stress tests of our energy borrowers with more than 50 percent funding on their lines of credit and all criticized loans using a price deck discounted at 20 percent. This stress test helps us identify potential issues, although the most recent test resulted in no surprises once hedging was taken into consideration. Of all the energy customers that we stress test, which makes up 92 percent of production loans outstanding, 95 percent of our customers have some level of hedging in the 12-month range and many of them carry into the 24-month range.

The company recorded a $19.0 million provision for credit losses under the previous incurred loss model in the fourth quarter of 2019. The allowance for loan losses under the incurred loss model was $211 million or 0.97 percent of outstanding loans and 121 percent of nonaccruing loans, excluding loans guaranteed by U.S. government agencies at December 31, 2019. The combined allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments was $212 million or 0.98 percent of outstanding loans and 121 percent of nonaccruing loans.

Net Loans Charged Off

Net charge-offs of commercial loans were $16.2 million in the first quarter of 2020, primarily related to two previously impaired energy production loans. Net commercial real estate loan charge-offs were $839 thousand and net charge-offs of loans to individuals were $229 thousand. Net charge-offs of loans to individuals include deposit account overdraft losses.

Accrual for Off-Balance Sheet Credit Risk Associated with Mortgage Banking Activities

The accrual for off-balance sheet credit risk associated with mortgage banking activities includes consideration of credit risk related to certain residential mortgage loans sold into mortgage-backed securities in excess of amounts guaranteed by the U.S. Department of Veteran's Affairs ("VA") and mortgage loans originated under community development loan programs that were sold to a U.S. government agency with full recourse.

We use publicly available long-term national data to estimate total loss given default for our off-balance sheet credit risk related to losses in excess of amounts guaranteed by the VA. This result is combined with probability of default output from our mortgage servicing rights model to estimate total expected loss. Then, we estimate the VA's guarantee percentage to determine our portion of the credit risk. Qualitative adjustment may be used, if necessary.

The accrual for off-balance sheet credit risk associated with mortgage banking activities decreased $6.0 million during the first quarter primarily due to a shortening of the expected life of loans due to increased prepayment speeds as a result of decreased mortgage interest rates.

Allowance for Credit Losses Related to Held-to-Maturity (Investment) Securities

The expected credit losses principles apply to all financial assets measured at cost, including our held-to-maturity (investment) debt securities portfolio. Our investment portfolio includes municipal and other tax-exempt securities and other debt securities. Expected credit losses for these assets is based on probability of default and loss given default assumptions that align with similarly graded loans. Qualitative adjustment may be used, if necessary.

Nonperforming Assets

As more fully described in Note 4 to the Consolidated Financial Statements, loans are generally classified as nonaccruing when it becomes probable that we will not collect the full contractual principal and interest. Accruing renegotiated loans guaranteed by U.S. government agencies represent residential mortgage loans that have been modified in troubled debt restructurings. Interest continues to accrue based on the modified terms of the loan and loans may be sold once they become eligible according to U.S. government agency guidelines. Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. The assets are carried at the lower of cost as determined by fair value at the date of foreclosure or current fair value, less estimated selling costs. A summary of nonperforming assets follows in Table 17:

Table 17 -- Nonperforming Assets
(In thousands)

	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Nonaccruing loans:
Commercial:
Energy	$96,448	$91,722	$88,894	$71,632	$35,332
Healthcare	4,070	4,480	5,978	16,148	18,768
Services	8,425	7,483	6,119	10,087	9,555
General business	9,681	11,731	10,715	25,528	26,703
Total commercial	118,624	115,416	111,706	123,395	90,358

Commercial real estate	8,545	27,626	23,185	21,670	21,508

Loans to individuals:
Residential mortgage	30,721	31,522	30,972	31,734	33,463
Residential mortgage guaranteed by U.S. government agencies	5,005	6,100	6,332	6,743	6,946
Personal	277	287	271	237	302
Total loans to individuals	36,003	37,909	37,575	38,714	40,711
Total nonaccruing loans	$163,172	$180,951	$172,466	$183,779	$152,577
Accruing renegotiated loans guaranteed by U.S. government agencies	91,757	92,452	92,718	95,989	91,787
Real estate and other repossessed assets	36,744	20,359	21,026	16,940	17,139
Total nonperforming assets	$291,673	$293,762	$286,210	$296,708	$261,503
Total nonperforming assets excluding those guaranteed by U.S. government agencies	$194,911	$195,210	$187,160	$193,976	$162,770

Allowance for loan losses to nonaccruing loans[1,2]	199.35%	120.54%	123.05%	114.40%	141.00%
Nonperforming assets to outstanding loans and repossessed assets	1.30%	1.35%	1.28%	1.33%	1.20%
Nonaccruing commercial loans to outstanding commercial loans	0.80%	0.82%	0.77%	0.86%	0.65%
Nonaccruing commercial real estate loans to outstanding commercial real estate loans	0.19%	0.62%	0.50%	0.46%	0.47%
Nonaccruing loans to individuals to outstanding loans to individuals[2]	1.03%	1.03%	1.03%	1.06%	1.12%

[1]
Effective January 1, 2020, the Company adopted the required expected credit loss approach for the allowance as required by ASU 2016-13, Financial Instruments - Credit Losses. All periods prior to January 1, 2020 reflect the incurred loss approach in effect at that time.

[2]	Excludes residential mortgages guaranteed by U.S. government agencies.

Excluding assets guaranteed by U.S. government agencies, nonperforming assets were largely unchanged compared to December 31, 2019. Newly identified nonaccruing loans totaled $30 million, primarily related to a single energy borrower, offset by $8.9 million of payments, $19 million of charge-offs and $18 million of foreclosures, primarily related to single commercial real estate borrower. The Company generally retains nonperforming assets to maximize potential recovery, which may cause future nonperforming assets to decrease more slowly.

A rollforward of nonperforming assets for the three months ended March 31, 2020 follows in Table 18.

Table 18 -- Rollforward of Nonperforming Assets
(In thousands)

	Three Months Ended
	March 31, 2020
	Nonaccruing Loans
	Commercial	Commercial Real Estate	Loan to Individuals	Total	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, Dec. 31, 2019	$115,416	$27,626	$37,909	$180,951	$92,452	$20,359	$293,762
Additions	26,689	4	3,146	29,839	8,857	—	38,696
Payments	(6,647)	(154)	(2,130)	(8,931)	(914)	—	(9,845)
Charge-offs	(16,615)	(886)	(1,416)	(18,917)	—	—	(18,917)
Net gains (losses) and write-downs	—	—	—	—	—	3	3
Foreclosure of nonperforming loans	—	(18,045)	(429)	(18,474)	—	18,474	—
Foreclosure of loans guaranteed by U.S. government agencies	—	—	(1,077)	(1,077)	(1,839)	—	(2,916)
Proceeds from sales	—	—	—	—	(7,143)	(2,092)	(9,235)
Return to accrual status	(219)	—	—	(219)	—	—	(219)
Other, net	—	—	—	—	344	—	344
Balance, Mar. 31, 2020	$118,624	$8,545	$36,003	$163,172	$91,757	$36,744	$291,673

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

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $37 million at March 31, 2020, composed primarily of $23 million of developed commercial real estate, $5.6 million of undeveloped land primarily zoned for commercial development, $5.3 million of oil and gas properties and $2.9 million of 1-4 family residential properties. Real estate and other repossessed assets totaled $20 million at December 31, 2019.

Liquidity and Capital

Based on the average balances for the first quarter of 2020, approximately 62 percent of our funding was provided by deposit accounts, 23 percent from borrowed funds, less than 1 percent from long-term subordinated debt and 11 percent from equity. Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits for the first quarter of 2020 totaled $28.2 billion, a $1.1 billion increase over the fourth quarter of 2019. Strong deposit growth was driven by a combination of our continued focus on growing core customer deposits, inflows from external money funds, and seasonal inflows. Interest-bearing transaction account balances increased $1.5 billion and demand deposits decreased $380 million.

Table 19 - Average Deposits by Line of Business
(In thousands)

	Three Months Ended
	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Commercial Banking	$11,907,386	$11,419,558	$10,833,057	$10,724,206	$8,261,543
Consumer Banking	6,869,481	6,974,453	6,983,018	6,998,677	6,544,665
Wealth Management	7,623,986	7,301,391	6,590,332	6,220,848	5,659,771
Subtotal	26,400,853	25,695,402	24,406,407	23,943,731	20,465,979
Funds Management and other	1,794,715	1,404,838	1,293,767	1,218,645	4,148,500
Total	$28,195,568	$27,100,240	$25,700,174	$25,162,376	$24,614,479

Acquired deposits were allocated to the lines of business from funds management and other in the second quarter of 2019. Average Commercial Banking deposit balances increased $488 million over the fourth quarter of 2019. Interest-bearing transaction account balances increased $646 million and demand deposit balances decreased $165 million. Commercial customers continue to retain large cash reserves primarily due to a combination of factors including uncertainty about the economic environment and potential for growth, lack of preferable liquid alternatives and a desire to minimize deposit service charges through the earnings credit. The earnings credit is a non-cash method that enables commercial customers to offset deposit service charges based on account balances. Commercial deposit balances may decrease as the economic outlook improves and if short-term rates move higher, enhancing their investment alternatives.

Average Consumer Banking deposit balances decreased $105 million compared to the prior quarter. An $83 million decrease in demand deposit balances and a $55 million decrease in interest-bearing transaction deposit balances was partially offset by a $19 million increase in time deposit balances and a $14 million increase in savings account balances.

Average Wealth Management deposits increased $323 million over the fourth quarter of 2019. Interest-bearing transaction account balances were up $432 million. Demand deposit balances decreased $73 million. Time deposit balances decreased $34 million.

Average time deposits for the first quarter of 2020 included $247 million of brokered deposits, a $9.5 million increase compared to the fourth quarter of 2019. Average interest-bearing transaction accounts for the first quarter included $1.3 billion of brokered deposits, a $75 million increase compared to the fourth quarter of 2019.

The distribution of our period end deposit account balances among principal markets follows in Table 20.

Table 20 -- Period End Deposits by Principal Market Area
(In thousands)

	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Oklahoma:
Demand	$3,669,558	$3,257,337	$3,515,312	$3,279,360	$3,432,239
Interest-bearing:
Transaction	9,955,697	8,574,912	7,447,799	7,020,484	6,542,548
Savings	329,631	306,194	308,103	307,785	309,875
Time	1,137,802	1,125,446	1,198,170	1,253,804	1,217,371
Total interest-bearing	11,423,130	10,006,552	8,954,072	8,582,073	8,069,794
Total Oklahoma	15,092,688	13,263,889	12,469,384	11,861,433	11,502,033

Texas:
Demand	2,767,399	2,757,376	2,867,915	2,970,340	2,964,600
Interest-bearing:
Transaction	2,874,362	2,911,731	2,589,063	2,453,187	2,385,001
Savings	115,039	102,456	100,597	103,125	101,849
Time	505,565	495,343	464,264	425,253	419,269
Total interest-bearing	3,494,966	3,509,530	3,153,924	2,981,565	2,906,119
Total Texas	6,262,365	6,266,906	6,021,839	5,951,905	5,870,719

Colorado:
Demand	1,579,764	1,729,674	1,694,044	1,621,820	1,897,547
Interest-bearing:
Transaction	1,759,384	1,769,037	1,910,874	1,800,271	1,844,632
Savings	58,000	53,307	60,107	57,263	58,919
Time	279,105	283,517	273,622	246,198	261,235
Total interest-bearing	2,096,489	2,105,861	2,244,603	2,103,732	2,164,786
Total Colorado	3,676,253	3,835,535	3,938,647	3,725,552	4,062,333

New Mexico:
Demand	750,052	623,722	645,698	630,861	662,362
Interest-bearing:
Transaction	563,891	558,493	539,260	557,881	573,203
Savings	67,553	63,999	62,863	62,636	61,497
Time	235,778	238,140	236,135	232,569	228,212
Total interest-bearing	867,222	860,632	838,258	853,086	862,912
Total New Mexico	1,617,274	1,484,354	1,483,956	1,483,947	1,525,274

	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Arizona:
Demand	665,396	681,268	705,895	704,144	697,381
Interest-bearing:
Transaction	729,603	684,929	600,103	560,861	622,039
Savings	8,832	10,314	12,487	11,966	12,144
Time	47,081	49,676	44,347	43,099	44,004
Total interest-bearing	785,516	744,919	656,937	615,926	678,187
Total Arizona	1,450,912	1,426,187	1,362,832	1,320,070	1,375,568

Kansas/Missouri:
Demand	318,985	384,533	376,020	431,856	410,799
Interest-bearing:
Transaction	537,552	784,574	284,940	310,774	361,590
Savings	12,888	12,169	11,689	13,125	13,815
Time	19,137	17,877	19,126	19,205	19,977
Total interest-bearing	569,577	814,620	315,755	343,104	395,382
Total Kansas/Missouri	888,562	1,199,153	691,775	774,960	806,181

Arkansas:
Demand	70,428	27,381	39,513	29,176	31,624
Interest-bearing:
Transaction	175,803	108,076	149,506	148,485	147,964
Savings	1,862	1,837	1,747	1,783	1,785
Time	8,005	7,850	7,877	7,810	8,321
Total interest-bearing	185,670	117,763	159,130	158,078	158,070
Total Arkansas	256,098	145,144	198,643	187,254	189,694
Total BOK Financial deposits	$29,244,152	$27,621,168	$26,167,076	$25,305,121	$25,331,802

In addition to deposits, liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country. The largest single source of wholesale federal funds purchased totaled $550 million at March 31, 2020. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale and trading securities. Federal Home Loan Bank borrowings are generally short-term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and agency mortgage-backed securities, 1-4 family residential mortgage loans, multifamily and other qualifying commercial real estate loans). Amounts borrowed from the Federal Home Loan Bank of Topeka averaged $6.5 billion during the quarter, compared to $6.2 billion in the fourth quarter of 2019. On March 15, 2020, the Federal Reserve announced changes to the Discount Window, including narrowing the spread of the primary credit rate relative to the general level of overnight interest to help encourage more active use of the Discount Window by depository institutions. We did increase our collateral at the Discount Window and maintained a modest amount of borrowings in late March.

At March 31, 2020, the estimated unused credit available to BOKF, NA from collateralized sources was approximately $11.4 billion.

A summary of other borrowings for BOK Financial on a consolidated basis follows in Table 21.

Table 21 -- Borrowed Funds
(In thousands)

		Three Months Ended March 31, 2020				Three Months Ended December 31, 2019
	Mar. 31, 2020	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter	Dec. 31, 2019	Average Balance During the Quarter	Rate	Maximum Outstanding At Any Month End During the Quarter

Funds purchased	1,827,134	2,848,816	1.25%	2,608,315	3,390,528	3,746,323	1.66%	3,390,528
Repurchase agreements	2,756,634	967,125	0.82%	2,756,634	427,822	374,287	0.61%	427,822
Other borrowings:
Federal Home Loan Bank advances	5,500,000	6,474,725	1.65%	7,500,000	4,500,000	6,218,478	1.98%	6,200,000
GNMA repurchase liability	15,030	14,304	4.41%	15,030	15,417	13,287	4.36%	15,872
Federal Reserve Bank advances	—	36,264	0.31%	—	—	—	—%	—
Other	14,524	17,032	4.13%	14,524	11,638	15,429	4.22%	34,676
Total other borrowings	5,529,554	6,542,325	1.66%		4,527,055	6,247,194	2.01%
Subordinated debentures[1]	275,942	275,932	5.30%	275,942	275,923	275,916	5.40%	275,923
Total other borrowed funds and subordinated debentures	$10,389,264	$10,634,198	1.57%		$8,621,328	$10,643,720	1.92%
1 Parent Company only.
BOKF, NA also has a liability related to the repurchase of certain delinquent residential mortgage loans previously sold in GNMA mortgage pools. Interest is payable monthly at rates contractually due to investors.

Parent Company

At March 31, 2020, cash and interest-bearing cash and cash equivalents held by the parent company totaled $170 million. The primary sources of liquidity for BOK Financial are cash on hand and dividends from BOKF, NA. Dividends from the bank are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years. Dividends are further restricted by minimum capital requirements. At March 31, 2020, based upon the most restrictive limitations as well as management's internal capital policy, BOKF, NA could declare up to $181 million of dividends without regulatory approval. Dividend constraints may be alleviated through increases in retained earnings, capital issuances or changes in risk weighted assets. Future losses or increases in required regulatory capital at the bank could affect its ability to pay dividends to the parent company.

Our equity capital at March 31, 2020 was $5.0 billion, a $170 million increase over December 31, 2019. Net income less cash dividends paid increased equity $26 million during the first quarter of 2020. The transition adjustment related to the implementation of CECL decreased equity by $47 million. Changes in interest rates resulted in a $226 million increase in accumulated other comprehensive gain over December 31, 2019. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings including expected benefits from lower federal income tax rates, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt or perpetual preferred stock issuance, share repurchase and stock and cash dividends.

On April 30, 2019, the board of directors authorized the Company to purchase up to five million common shares, subject to market conditions, securities law and other regulatory compliance limitations. As of March 31, 2020, 1,308,713 shares have been repurchased under this authorization. The Company repurchased 442,000 shares during the first quarter of 2020 at an average price of $75.52 per share. We view share buybacks opportunistically, but within the context of maintaining our strong capital position.

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

A summary of minimum capital requirements, including capital conservation buffer follows in Table 22. A bank which falls below these levels, including the capital conservation buffer, would be subject to regulatory restrictions on capital distributions (including but not limited to dividends and share repurchases) and executive bonus payments.

In March 2020, in response to the impact on the financial markets by the COVID-19 pandemic, the banking agencies issued an interim final rule permitting banking organizations that implement CECL the option to delay for two years an estimate of the CECL methodology's effect on regulatory capital, followed by a three-year transition period. The estimate includes the implementation date adjustment as of January 1, 2020 plus an estimate of the impact of the change for a two year period following implementation of CECL. We have elected to delay the regulatory capital impact of the transition in accordance with the interim final rule as of March 31, 2020.

The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

Table 22 -- Capital Ratios

	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Requirement Including Capital Conservation Buffer	Mar. 31, 2020	Dec. 31, 2019	Mar. 31, 2019
Risk-based capital:
Common equity Tier 1	4.50%	2.50%	7.00%	10.98%	11.39%	10.71%
Tier 1 capital	6.00%	2.50%	8.50%	10.98%	11.39%	10.71%
Total capital	8.00%	2.50%	10.50%	12.65%	12.94%	12.24%
Tier 1 Leverage	4.00%	N/A	4.00%	8.15%	8.40%	8.76%

Average total equity to average assets				10.73%	10.96%	11.29%
Tangible common equity ratio				8.39%	8.98%	8.64%

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

Table 23 provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 23 -- Non-GAAP Measure
(Dollars in thousands)

	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Tangible common equity ratio:
Total shareholders' equity	$5,026,248	$4,855,795	$4,829,016	$4,709,438	$4,522,873
Less: Goodwill and intangible assets, net	1,169,898	1,173,362	1,172,411	1,172,564	1,177,573
Tangible common equity	3,856,350	3,682,433	3,656,605	3,536,874	3,345,300
Total assets	47,119,162	42,172,021	43,127,205	41,893,073	39,882,962
Less: Goodwill and intangible assets, net	1,169,898	1,173,362	1,172,411	1,172,564	1,177,573
Tangible assets	$45,949,264	$40,998,659	$41,954,794	$40,720,509	$38,705,389
Tangible common equity ratio	8.39%	8.98%	8.72%	8.69%	8.64%

Off-Balance Sheet Arrangements

See Note 4 to the Consolidated Financial Statements for a discussion of the Company’s significant off-balance sheet commitments.
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

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve-month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue. A simulation model is used to estimate the effect of changes in interest rates on our performance across multiple interest rate scenarios. Our current internal policy limit for net interest revenue variation due to a 200 basis point parallel change in market interest rates over twelve months is a maximum decline of 5 percent. The results of a decrease in interest rates in the current low-rate environment are not meaningful.

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

Table 24 -- Interest Rate Sensitivity
(Dollars in thousands)

	200 bp Increase		100 bp Decrease[1]
	March 31,		March 31,
	2020	2019	2020	2019
Anticipated impact over the next twelve months on net interest revenue	$(10,523)	$(4,451)	N/A	$42,977
	(1.02)%	(0.38)%	N/A	(3.70)%
1 The results of a decrease in the current low-rate environment in 2020 are not meaningful. The results of a 200 basis point decrease in interest rates in the low-rate environment in 2019 were not meaningful, therefore we reported the effect of a 100 basis point decrease.

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

Table 25 -- MSR Asset and Hedge Sensitivity Analysis
(Dollars in thousands)

	March 31,
	2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
MSR Asset	$36,430	$(18,051)	$25,936	$(33,750)
MSR Hedge	(27,134)	26,900	(31,698)	26,211
Net Exposure	9,296	8,849	(5,762)	(7,539)

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

Table 26 -- Mortgage Pipeline Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended March 31,
	2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(211)	$(166)	$29	$(810)
Low[2]	582	998	436	(344)
High[3]	(1,344)	(1,483)	(405)	(1,343)
Period End	(758)	(262)	127	(1,013)

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

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

Management performs a stress test to measure market risk from changes in interest rates on its trading portfolio. The stress test shocks applicable interest rates up and down 50 basis points and calculates an estimated change in fair value, net of economic hedging activity that may result. The Board has approved an $11 million market risk limit for the trading portfolio, net of economic hedges.

Table 27 -- Trading Sensitivity Analysis
(Dollars in thousands)

	Three Months Ended March 31,
	2020		2019
	Up 50 bp	Down 50 bp	Up 50 bp	Down 50 bp
Average[1]	$(4,663)	$7,326	$(1,707)	$1,577
Low[2]	(638)	15,309	857	3,440
High[3]	(11,506)	2,891	(3,665)	(729)
Period End	(5,987)	6,400	127	(1,013)

[1]	Average represents the simple average of each daily value observed during the reporting period.

[2]	Low represents least risk of loss in fair value measured as the smallest negative value or the largest positive value observed daily during the reporting period.

[3]	High represents the greatest risk of loss in fair value measured as the largest negative value or the smallest positive value observed daily during the reporting period.

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
Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial Corporation, the financial services industry, the economy generally and the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of the government, consumers, and others, on our business, financial condition and results of operations. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “plans,” “projects,” “will,”  “intends,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and allowance for credit losses, allowance for uncertain tax positions, accruals for loss contingencies and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that acquisitions and growth endeavors will be profitable are necessary statements of belief as to the outcome of future events based in part on information provided by others which BOK Financial has not independently verified. These various forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expected, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to changes in government, consumer or business responses to, and ability to treat or prevent further outbreak of, the COVID-19 pandemic, changes in commodity prices, interest rates and interest rate relationships, inflation, demand for products and services, the degree of competition by traditional and nontraditional competitors, changes in banking regulations, tax laws, prices, levies and assessments, the impact of technological advances, and trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

In this report we may sometimes use non-GAAP financial measures. Please note that although non-GAAP financial measures provide useful insight to analysts, investors and regulators, they should not be considered in isolation or relied upon as a substitute for analysis using GAAP measures. If applicable, we provide GAAP reconciliations for non-GAAP financial measures.

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)	Three Months Ended
	March 31,
Interest revenue	2020	2019
Loans	$243,218	$279,872
Residential mortgage loans held for sale	1,123	1,663
Trading securities	11,760	18,695
Investment securities	3,121	4,034
Available for sale securities	69,720	56,831
Fair value option securities	11,708	5,237
Restricted equity securities	5,894	6,345
Interest-bearing cash and cash equivalents	2,393	3,397
Total interest revenue	348,937	376,074
Interest expense
Deposits	46,159	37,417
Borrowed funds	37,785	56,810
Subordinated debentures	3,633	3,745
Total interest expense	87,577	97,972
Net interest revenue	261,360	278,102
Provision for credit losses	93,771	8,000
Net interest revenue after provision for credit losses	167,589	270,102
Other operating revenue
Brokerage and trading revenue	50,779	31,617
Transaction card revenue	21,881	20,738
Fiduciary and asset management revenue	44,458	43,358
Deposit service charges and fees	26,130	28,243
Mortgage banking revenue	37,167	23,834
Other revenue	12,309	12,762
Total fees and commissions	192,724	160,552
Other gains (losses), net	(10,741)	2,976
Gain on derivatives, net	18,420	4,667
Gain on fair value option securities, net	68,393	9,665
Change in fair value of mortgage servicing rights	(88,480)	(20,666)
Gain on available for sale securities, net	3	76
Total other operating revenue	180,319	157,270
Other operating expense
Personnel	156,181	169,228
Business promotion	6,215	7,874
Professional fees and services	12,948	16,139
Net occupancy and equipment	26,061	29,521
Insurance	4,980	4,839
Data processing and communications	32,743	31,449
Printing, postage and supplies	4,272	4,885
Net losses and operating expenses of repossessed assets	1,531	1,996
Amortization of intangible assets	5,094	5,191
Mortgage banking costs	10,545	9,906
Other expense	8,054	6,129
Total other operating expense	268,624	287,157
Net income before taxes	79,284	140,215
Federal and state income taxes	17,300	29,950
Net income	61,984	110,265
Net income (loss) attributable to non-controlling interests	(95)	(347)
Net income attributable to BOK Financial Corporation shareholders	$62,079	$110,612
Earnings per share:
Basic	$0.88	$1.54
Diluted	$0.88	$1.54
Average shares used in computation:
Basic	70,123,685	71,387,070
Diluted	70,130,166	71,404,388
Dividends declared per share	$0.51	$0.50

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended
	March 31,
	2020	2019
Net income	$61,984	$110,265
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	297,843	92,739
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(3)	(76)
Other comprehensive income before income taxes	297,840	92,663
Federal and state income taxes	71,471	23,609
Other comprehensive income, net of income taxes	226,369	69,054
Comprehensive income	288,353	179,319
Comprehensive loss attributable to non-controlling interests	(95)	(347)
Comprehensive income attributable to BOK Financial Corp. shareholders	$288,448	$179,666
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (In thousands, except share data)

	Mar. 31, 2020	Dec. 31, 2019
	(Unaudited)	(Footnote 1)
Assets
Cash and due from banks	$670,500	$735,836
Interest-bearing cash and cash equivalents	302,577	522,985
Trading securities	2,110,585	1,623,921
Investment securities, net of allowance (fair value: March 31, 2020 – $296,402; December 31, 2019 – $314,402)	272,576	293,418
Available for sale securities	12,694,277	11,269,643
Fair value option securities	1,703,238	1,098,577
Restricted equity securities	390,042	460,552
Residential mortgage loans held for sale	204,720	182,271
Loans	22,463,970	21,750,987
Allowance for loan losses	(315,311)	(210,759)
Loans, net of allowance	22,148,659	21,540,228
Premises and equipment, net	546,093	535,519
Receivables	207,341	231,811
Goodwill	1,048,091	1,048,091
Intangible assets, net	121,807	125,271
Mortgage servicing rights	110,828	201,886
Real estate and other repossessed assets, net of allowance (March 31, 2020 – $11,029; December 31, 2019 – $11,013)	36,744	20,359
Derivative contracts, net	922,716	323,375
Cash surrender value of bank-owned life insurance	391,006	389,879
Receivable on unsettled securities sales	2,171,881	1,020,404
Other assets	1,065,481	547,995
Total assets	$47,119,162	$42,172,021

Liabilities and Equity
Liabilities:
Noninterest-bearing demand deposits	$9,821,582	$9,461,291
Interest-bearing deposits:
Transaction	16,596,292	15,391,752
Savings	593,805	550,276
Time	2,232,473	2,217,849
Total deposits	29,244,152	27,621,168
Funds purchased and repurchase agreements	4,583,768	3,818,350
Other borrowings	5,529,554	4,527,055
Subordinated debentures	275,942	275,923
Accrued interest, taxes and expense	309,236	259,701
Derivative contracts, net	1,213,445	251,128
Due on unsettled securities purchases	537,709	182,547
Other liabilities	391,196	372,230
Total liabilities	42,085,002	37,308,102
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: March 31, 2020 – 76,000,985; December 31, 2019 – 75,758,597)	5	5
Capital surplus	1,354,826	1,350,995
Retained earnings	3,709,019	3,729,778
Treasury stock (shares at cost: March 31, 2020 – 5,692,453; December 31, 2019 – 5,178,999)	(368,894)	(329,906)
Accumulated other comprehensive gain	331,292	104,923
Total shareholders’ equity	5,026,248	4,855,795
Non-controlling interests	7,912	8,124
Total equity	5,034,160	4,863,919
Total liabilities and equity	$47,119,162	$42,172,021

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited) (In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2019	75,759	$5	$1,350,995	$3,729,778	5,179	$(329,906)	$104,923	$4,855,795	$8,124	$4,863,919
Transition adjustment - CECL	—	—	—	(46,696)	—	—	—	(46,696)	—	(46,696)
Balance, January 1, 2020 Adjusted	75,759	$5	$1,350,995	$3,683,082	5,179	$(329,906)	$104,923	$4,809,099	$8,124	$4,817,223
Net income (loss)	—	—	—	62,079	—	—	—	62,079	(95)	61,984
Other comprehensive income	—	—	—	—	—	—	226,369	226,369	—	226,369
Repurchase of common stock	—	—	—	—	442	(33,380)	—	(33,380)	—	(33,380)
Share-based compensation plans:	—	—	—	—	—	—	—	—	—	—
Stock options exercised	10	—	586	—	—	—	—	586	—	586
Non-vested shares awarded, net	232	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	71	(5,608)	—	(5,608)	—	(5,608)
Share-based compensation	—	—	3,245	—	—	—	—	3,245	—	3,245
Cash dividends on common stock	—	—	—	(36,142)	—	—	—	(36,142)	—	(36,142)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(117)	(117)
Balance, March 31, 2020	76,001	$5	$1,354,826	$3,709,019	5,692	$(368,894)	$331,292	$5,026,248	$7,912	$5,034,160

Balance, December 31, 2018	75,711	$5	$1,334,030	$3,369,654	3,589	$(198,995)	$(72,585)	$4,432,109	$10,936	$4,443,045
Transition adjustment - Leasing Standard	—	—	—	2,862	—	—	—	2,862	—	2,862
Balance, January 1, 2019, Adjusted	75,711	$5	$1,334,030	$3,372,516	3,589	$(198,995)	$(72,585)	$4,434,971	$10,936	$4,445,907
Net income (loss)	—	—	—	110,612	—	—	—	110,612	(347)	110,265
Other comprehensive income	—	—	—	—	—	—	69,054	69,054	—	69,054
Repurchase of common stock	—	—	—	—	705	(60,577)	—	(60,577)	—	(60,577)
Share-based compensation plans:	—	—	—	—	—	—	—	—	—	—
Stock options exercised	18	—	879	—	—	—	—	879	—	879
Non-vested shares awarded, net	33	—	—	—	—	—	—	—	—	—
Vesting of non-vested shares	—	—	—	—	18	(1,428)	—	(1,428)	—	(1,428)
Share-based compensation	—	—	5,414	—	—	—	—	5,414	—	5,414
Cash dividends on common stock	—	—	—	(36,052)	—	—	—	(36,052)	—	(36,052)
Capital calls and distributions, net	—	—	—	—	—	—	—	—	(1,753)	(1,753)
Balance, March 31, 2019	75,762	$5	$1,340,323	$3,447,076	4,312	$(261,000)	$(3,531)	$4,522,873	$8,836	$4,531,709

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$61,984	$110,265
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	93,771	8,000
Change in fair value of mortgage servicing rights due to market changes	88,480	20,666
Change in the fair value of mortgage servicing rights due to principal payments	8,019	6,583
Net unrealized losses from derivative contracts	15,369	695
Share-based compensation	3,245	5,414
Depreciation and amortization	23,198	19,412
Net amortization of discounts and premiums	2,013	4,339
Net losses (gains) on financial instruments and other losses (gains), net	10,742	1,872
Net gain on mortgage loans held for sale	(13,278)	(5,640)
Mortgage loans originated for sale	(548,956)	(510,527)
Proceeds from sale of mortgage loans held for sale	548,077	507,459
Capitalized mortgage servicing rights	(5,441)	(6,188)
Change in trading and fair value option securities	(1,092,249)	(608,232)
Change in receivables	(1,107,130)	(682,957)
Change in other assets	(17,198)	(5,074)
Change in accrued interest, taxes and expense	(7,305)	(18,220)
Change in other liabilities	193,857	46,147
Net cash used in operating activities	(1,742,802)	(1,105,986)
Cash Flows From Investing Activities:
Proceeds from maturities or redemptions of investment securities	19,079	23,227
Proceeds from maturities or redemptions of available for sale securities	394,205	337,822
Purchases of available for sale securities	(1,552,914)	(663,193)
Proceeds from sales of available for sale securities	26,894	245,259
Change in amount receivable on unsettled available for sale securities transactions	(22,113)	31,618
Loans originated, net of principal collected	(729,881)	(97,656)
Net payments on derivative asset contracts	(98,215)	(33,781)
Proceeds from disposition of assets	165,282	70,379
Purchases of assets	(119,785)	(116,692)
Net cash used in investing activities	(1,917,448)	(203,017)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	1,608,360	(16,970)
Net change in time deposits	14,624	84,828
Net change in other borrowed funds	1,747,640	1,614,995
Net proceeds on derivative liability contracts	82,126	36,250
Net change in derivative margin accounts	(163,911)	(150,722)
Change in amount due on unsettled available for sale securities transactions	160,211	(22,923)
Issuance of common and treasury stock, net	(5,022)	(549)
Repurchase of common stock	(33,380)	(60,577)
Dividends paid	(36,142)	(36,052)
Net cash provided by financing activities	3,374,506	1,448,280
Net increase (decrease) in cash and cash equivalents	(285,744)	139,277
Cash and cash equivalents at beginning of period	1,258,821	1,143,424
Cash and cash equivalents at end of period	$973,077	$1,282,701

Supplemental Cash Flow Information:
Cash paid for interest	$87,468	$94,660
Cash paid for taxes	$853	$898
Net loans and bank premises transferred to repossessed real estate and other assets	$18,474	$1,032
Residential mortgage loans guaranteed by U.S. government agencies that became eligible for repurchase during the period	$20,277	$22,970
Conveyance of other real estate owned guaranteed by U.S. government agencies	$5,694	$8,404
Right-of-use assets obtained in exchange for operating lease liabilities	$7,108	$4,209
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

The financial information should be read in conjunction with BOK Financial’s 2019 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2019 have been derived from the audited financial statements included in BOK Financial’s 2019 Form 10-K but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board (“FASB”)

FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Assets Measured at Amortized Cost ("ASU 2016-13" or "CECL")

On June 16, 2016, the FASB issued ASU 2016-13 to provide more timely recording of credit losses on loans and other financial assets measured at amortized cost. The Company adopted the new standard January 1, 2020, through a cumulative effect adjustment to retained earnings. Prior periods were not restated.

Under ASU 2016-13, acquired loans must be reserved in a manner consistent with originated loans while the incurred loss model excluded purchased loans because the loans had been marked to fair value at acquisition. Under ASU 2016-13, the fair value discount will remain in place and be accreted into interest income over the life of any acquired loans in the portfolio.

Another transition adjustment component is related to expected credit losses for residential mortgage loans sold that exceed amounts guaranteed by the U.S. Department of Veterans Affairs as we retain the credit risk for any amounts exceeding the guarantee as well as for recourse loans.

Prior to ASU 2016-13, held-to-maturity non-agency securities carried no reserve for credit losses.

Note 4 disaggregates the transition adjustment for loans and unfunded loan commitments among portfolio segments as well as on-and off-balance sheet reserves.

FASB Accounting Standards Update No. 2019-01, Leases (Topic 842): Codification Improvements ("ASU 2019-01")

On March 5, 2019, the FASB issued ASU 2019-01 which amends certain aspects of leasing standard ASU 2016-02. ASU 2019-01 provides guidance for determining the fair value of the underlying asset by lessors that are not manufacturers or dealers. The ASU also requires depository and lending lessors within the scope of ASC 942 to classify principal payments received from sales-type and direct financing leases within "investing activities" on the statement of cash flows. For the two issues above, the ASU is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods therein; however early adoption is permitted. Additionally, ASU 2019-01 also clarifies interim disclosure requirements during transition and is effective with the original transition requirements in Topic 842. The Company adopted ASU 2019-01 in the first quarter of 2020. Adoption of ASU 2019-01 did not have a material impact on the Company's financial statements.

FASB Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04")

On April 25, 2019, the FASB issued ASU 2019-04 which clarifies certain aspects of the accounting for credit losses, hedging activities, and financial instruments addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively. Significant amendments made to the provisions of ASU 2016-13 by ASU 2019-04 include providing certain alternatives for the measurement of the allowance for credit losses on accrued interest receivable and clarifying steps entities should take when recording the transfer of loans or debt securities between measurement classification or categories. ASU 2019-04 further clarifies the expectation that entities include recoveries of financial assets in the calculation of the current expected credit losses allowance for both pools of financial assets and individual financial assets. Significant amendments made to the provisions of ASU 2017-12 by ASU 2019-04 include clarification on partial-term fair value hedges of interest rate risk, amortization of fair value hedge basis adjustments and disclosure of fair value hedge basis adjustments. Significant amendments made to provisions of ASU 2016-01 include clarification of the measurement alternative practice for equity securities and remeasurement of equity securities at historical exchange rates. ASU 2019-04 includes other amendments which clarify various provisions within the codification. The Company adopted ASU 2019-04 in the first quarter of 2020. Adoption of ASU 2019-04 did not have a material impact on the Company's financial statements.

FASB Accounting Standards Update No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05")

On May 15, 2019, the FASB issued ASU 2019-05 which provides transition relief for entities adopting the Board's credit losses standard, ASU 2016-13. ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that meet specific requirements and is effective for the Company for annual reporting periods beginning after December 15, 2019. The Company did not elect the fair value option for additional financial instruments.

FASB Accounting Standards Update No. 2019-11, Codification Improvements to Topic 326: Financial Instruments-Credit Losses ("ASU 2019-11")

On November 27, 2019, the FASB issued ASU 2019-11 which revises certain aspects of new guidance on credit losses. Topics addressed include purchased credit-deteriorated assets, transition relief for troubled debt restructurings, disclosure relief for accrued interest receivable, and financial assets secured by collateral maintenance provisions. ASU 2019-11 is effective for the Company for annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2019-11 in the first quarter of 2020. Adoption of ASU 2019-11 did not have a material impact on the Company's financial statements.

FASB Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12")

On December 18, 2019, the FASB issued ASU 2019-12 which simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within; however, early adoption is permitted. The Company adopted ASU 2019-12 in the first quarter of 2020. Adoption of ASU 2019-12 did not have a material impact on the Company's financial statements.

(2) Securities
Trading Securities

The fair value and net unrealized gain (loss) included in trading securities are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. government agency debentures	$37,740	$264	$44,264	$6
Residential agency mortgage-backed securities	1,922,725	26,195	1,504,651	2,293
Municipal and other tax-exempt securities	35,513	(289)	26,196	60
Asset-backed securities	58,278	(2,381)	14,084	(21)
Other debt securities	56,329	(943)	34,726	21
Total trading securities	$2,110,585	$22,846	$1,623,921	$2,359

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$86,212	$89,359	$3,149	$(2)
Residential agency mortgage-backed securities	10,253	11,099	846	—
Other debt securities	177,613	195,944	18,430	(99)
Total investment securities	274,078	296,402	22,425	(101)
Allowance for credit losses[1]	(1,502)
Investment securities, net of allowance	272,576	296,402	22,425	(101)

1 Effective with the adoption of FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020.

	December 31, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
Municipal and other tax-exempt	$93,653	$96,897	$3,250	$(6)
Residential agency mortgage-backed securities	10,676	11,164	488	—
Other debt securities	189,089	206,341	17,547	(295)
Total investment securities	$293,418	$314,402	$21,285	$(301)

The amortized cost and fair values of investment securities at March 31, 2020, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$38,058	$91,847	$122,431	$11,489	$263,825	5.12
Fair value	38,380	97,946	137,365	11,612	285,303
Residential mortgage-backed securities:
Amortized cost					$10,253	[2]
Fair value					11,099
Total investment securities:
Amortized cost					$274,078
Fair value					296,402

[1]	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

[2]	The average expected lives of residential mortgage-backed securities were 4.7 years based upon current prepayment assumptions.

Temporarily Impaired Investment Securities
(in thousands):

	March 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	2	$232	$1	$347	$1	$579	$2
Other debt securities	8	—	—	5,168	99	5,168	99
Total investment securities	10	$232	$1	$5,515	$100	$5,747	$101

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment:
Municipal and other tax-exempt	4	$1,001	$1	$1,706	$5	$2,707	$6
Other debt securities	13	275	1	8,041	294	8,316	295
Total investment securities	17	$1,276	$2	$9,747	$299	$11,023	$301

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2020
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$901	$917	$16	$—
Municipal and other tax-exempt	23,166	24,034	872	(4)
Mortgage-backed securities:
Residential agency	8,931,771	9,259,089	333,298	(5,980)
Residential non-agency	24,002	34,866	10,949	(85)
Commercial agency	3,277,948	3,374,899	103,953	(7,002)
Other debt securities	500	472	—	(28)
Total available for sale securities	$12,258,288	$12,694,277	$449,088	$(13,099)

	December 31, 2019
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss
U.S. Treasury	$1,598	$1,600	$2	$—
Municipal and other tax-exempt	1,789	1,861	72	—
Mortgage-backed securities:
Residential agency	7,956,297	8,046,096	104,912	(15,113)
Residential non-agency	25,968	41,609	15,641	—
Commercial agency	3,145,342	3,178,005	37,808	(5,145)
Other debt securities	500	472	—	(28)
Total available for sale securities	$11,131,494	$11,269,643	$158,435	$(20,286)

The amortized cost and fair values of available for sale securities at March 31, 2020, by contractual maturity, are as shown in the following table (dollars in thousands):

	Less than One Year	One to Five Years	Six to Ten Years	Over Ten Years	Total	Weighted Average Maturity[1]
Fixed maturity debt securities:
Amortized cost	$34,239	$1,223,377	$1,400,140	$644,759	$3,302,515	8.34
Fair value	34,320	1,264,488	1,439,807	661,707	3,400,322
Residential mortgage-backed securities:
Amortized cost					$8,955,773	[2]
Fair value					9,293,955
Total available-for-sale securities:
Amortized cost					$12,258,288
Fair value					12,694,277

[1]	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

[2]	The average expected lives of residential mortgage-backed securities were 3.3 years based upon current prepayment assumptions.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Proceeds	$26,894	$245,259
Gross realized gains	3	5,298
Gross realized losses	—	(5,222)
Related federal and state income tax expense (benefit)	1	19

The fair value of debt securities pledged as collateral for repurchase agreements, public trust funds on deposit and for other purposes, as required by law was $13.1 billion at March 31, 2020 and $10.1 billion at December 31, 2019. The secured parties do not have the right to sell or repledge these securities.

Temporarily Impaired Available for Sale Securities
(in thousands)

	March 31, 2020
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Municipal and other tax-exempt	1	$1,621	$4	$—	$—	$1,621	$4
Mortgage-backed securities:
Residential agency	37	314,479	2,230	177,225	3,750	491,704	5,980
Residential non-agency	1	1,801	85	—	—	1,801	85
Commercial agency	52	740,780	6,203	155,708	799	896,488	7,002
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	92	$1,058,681	$8,522	$333,405	$4,577	$1,392,086	$13,099

	December 31, 2019
	Number of Securities	Less Than 12 Months		12 Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Mortgage-backed securities:
Residential agency	133	$1,352,597	$6,690	$686,002	$8,423	$2,038,599	$15,113
Commercial agency	69	830,047	4,238	210,877	907	1,040,924	5,145
Other debt securities	1	—	—	472	28	472	28
Total available for sale securities	203	$2,182,644	$10,928	$897,351	$9,358	$3,079,995	$20,286

Based on evaluations of impaired securities as of March 31, 2020, the Company does not intend to sell any impaired available for sale debt securities before fair value recovers to the current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Fair Value Option Securities

Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets. Changes in the fair value are recognized in earnings as they occur. Certain securities are held as an economic hedge of the mortgage servicing rights.

The fair value and net unrealized gain (loss) included in fair value option securities is as follows (in thousands):

	March 31, 2020		December 31, 2019
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
U.S. Treasury	$—	$—	$9,917	$(48)
Residential agency mortgage-backed securities	1,703,238	60,083	1,088,660	14,109
Total	$1,703,238	$60,083	$1,098,577	$14,061

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

Trading

BOK Financial may offer derivative instruments such as to-be-announced securities to mortgage banking customers to enable them to manage their market risk or to mitigate the Company's market risk of holding trading securities. Changes in the fair value of derivative instruments for trading purposes or used to mitigate the market risk of holding trading securities are included in Other operating revenue – Brokerage and trading revenue.

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

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2020 (in thousands):

	Assets
	Notional[1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	2,632,062	132,346	(34)	132,312	—	132,312
Energy contracts	2,097,638	583,117	(100,748)	482,369	(413,946)	68,423
Agricultural contracts	16,653	807	(715)	92	—	92
Foreign exchange contracts	317,068	312,685	—	312,685	(25)	312,660
Equity option contracts	77,973	1,162	—	1,162	(289)	873
Total customer risk management programs	5,141,394	1,030,117	(101,497)	928,620	(414,260)	514,360
Trading	51,637,953	774,631	(371,512)	403,119	(17,333)	385,786
Internal risk management programs	765,572	22,837	(267)	22,570	—	22,570
Total derivative contracts	$57,544,919	$1,827,585	$(473,276)	$1,354,309	$(431,593)	$922,716

	Liabilities
	Notional¹	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	2,632,062	132,622	(34)	132,588	(122,237)	10,351
Energy contracts	2,068,380	571,306	(100,748)	470,558	—	470,558
Agricultural contracts	16,657	791	(715)	76	—	76
Foreign exchange contracts	292,940	288,446	—	288,446	(621)	287,825
Equity option contracts	77,973	1,162	—	1,162	—	1,162
Total customer risk management programs	5,088,012	994,327	(101,497)	892,830	(122,858)	769,972
Trading	54,719,502	804,059	(371,512)	432,547	(5,037)	427,510
Internal risk management programs	987,833	16,230	(267)	15,963	—	15,963
Total derivative contracts	$60,795,347	$1,814,616	$(473,276)	$1,341,340	$(127,895)	$1,213,445

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2019 (in thousands):

	Assets
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	2,464,478	49,100	(1,839)	47,261	—	47,261
Energy contracts	2,151,096	144,906	(107,591)	37,315	(38)	37,277
Agricultural contracts	16,118	1,522	(22)	1,500	—	1,500
Foreign exchange contracts	214,119	213,007	—	213,007	—	213,007
Equity option contracts	81,455	3,233	—	3,233	(660)	2,573
Total customer risk management programs	4,927,266	411,768	(109,452)	302,316	(698)	301,618
Trading	69,721,932	131,561	(115,949)	15,612	—	15,612
Internal risk management programs	1,268,180	6,226	(81)	6,145	—	6,145
Total derivative contracts	$75,917,378	$549,555	$(225,482)	$324,073	$(698)	$323,375

	Liabilities
	Notional [1]	Gross Fair Value	Netting Adjustments	Net Fair Value Before Cash Collateral	Cash Collateral	Fair Value Net of Cash Collateral
Customer risk management programs:
Interest rate contracts	2,464,478	49,194	(1,839)	47,355	(43,932)	3,423
Energy contracts	2,105,391	139,311	(107,591)	31,720	(6,031)	25,689
Agricultural contracts	16,139	1,507	(22)	1,485	(1,485)	—
Foreign exchange contracts	207,919	207,020	—	207,020	—	207,020
Equity option contracts	81,455	3,233	—	3,233	—	3,233
Total customer risk management programs	4,875,382	400,265	(109,452)	290,813	(51,448)	239,365
Trading	65,144,388	125,535	(115,949)	9,586	—	9,586
Internal risk management programs	380,401	3,121	(81)	3,040	(863)	2,177
Total derivative contracts	$70,400,171	$528,921	$(225,482)	$303,439	$(52,311)	$251,128

[1]	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months Ended
	March 31, 2020		March 31, 2019
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss)on Derivatives, Net
Customer risk management programs:
Interest rate contracts
To-be-announced residential mortgage-backed securities	$—	$—	$5,700	$—
Interest rate swaps	942	—	593	—
Energy contracts	2,007	—	226	—
Agricultural contracts	15	—	4	—
Foreign exchange contracts	258	—	154	—
Equity option contracts	—	—	—	—
Total customer risk management programs	3,222	—	6,677	—
Trading[1]	(40,655)	—	(7,295)	—
Internal risk management programs	—	18,420	—	4,667
Total derivative contracts	$(37,433)	$18,420	$(618)	$4,667

[1]
Represents changes in fair value of to-be-announced securities and other derivative instruments held to mitigate market risk of trading securities portfolio, which is offset by changes in fair value of trading securities also include in Brokerage and Trading Revenue in the Consolidated Statements of Earnings.

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

Interest is accrued at the applicable interest rate on the principal amount outstanding. Loans are placed on nonaccruing status when, in the opinion of management, full collection of principal or interest is uncertain. Internally risk graded loans are individually evaluated for nonaccruing status quarterly. Non-risk graded loans are generally placed on nonaccruing status when more than 90 days past due or within 60 days of being notified of the borrower's bankruptcy filing. Interest previously accrued but not collected is charged against interest income when the loan is placed on nonaccruing status. Accrued but not paid interest receivable is included in Receivables in the Consolidated Balance Sheets. Payments on nonaccruing loans are applied to principal or recognized as interest income, according to management’s judgment as to the collectability of principal. Loans may be returned to accruing status when, in the opinion of management, full collection of principal and interest, including principal previously charged off, is probable based on improvements in the borrower’s financial condition or a sustained period of performance.

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

Occasionally, loans, other than residential mortgage loans, may be held for sale in order to manage credit concentration. These loans are carried at the lower of cost or fair value with gains or losses recognized in Other gains (losses), net in the Consolidated Statements of Earnings.

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

Portfolio segments of the loan portfolio are as follows (in thousands):

	March 31, 2020
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	3,205,558	11,471,793	118,624	$14,795,975
Commercial real estate	1,045,825	3,395,715	8,545	4,450,085
Loans to individuals	1,878,018	1,303,889	36,003	3,217,910
Total	$6,129,401	$16,171,397	$163,172	$22,463,970

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2020, outstanding commitments totaled $10.0 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At March 31, 2020, outstanding standby letters of credit totaled $684 million.

Allowances for Credit Losses and Accrual for Off-balance Sheet Credit Risk from Unfunded Loans Commitments

BOK Financial’s accounting policies have changed significantly with the adoption of CECL as of January 1, 2020. Prior periods are not restated. Prior to January 1, 2020, general allowances and nonspecific allowances were based on incurred credit losses in accordance with accounting policies disclosed in Note 1 of the Consolidated Financial Statements included in the 2019 Form 10-K.

The allowance for loan losses and accrual for off-balance sheet credit risk from unfunded loan commitments represent the portion of the amortized cost basis of loans that we do not expect to collect over the asset’s contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The appropriateness of the allowance for credit losses, including industry and product adjustments and nonspecific allowances, is assessed quarterly by a senior management Allowance Committee. This review is based on an on-going evaluation of the estimated expected credit losses in the portfolio and on unused commitments to provide financing. A well-documented methodology has been developed and is applied by an independent Credit Administration department to assure consistency across the Company.

The allowance for loan losses consists of specific allowances attributed to certain individual loans, generally nonaccruing loans, with dissimilar risk characteristics that have not yet been charged down to amounts we expect to recover and general allowances for estimated credit losses on pools of loans that share similar risk characteristics.

When full collection of principal or interest is uncertain, the loan’s risk characteristics have changed, and we exclude the loan from the general allowance pool, typically designating it as nonaccruing. For these loans, a specific allowance reflects the expected credit loss.

We measure specific allowances for loans excluded from the general allowance pool by an evaluation of estimated future cash flows discounted at the loans initial effective interest rate or the fair value of collateral for certain collateral dependent loans. For a non-collateral dependent loan, the specific allowance is the amount by which the loan’s amortized cost basis exceeds its net realizable value. We measure the specific allowance for collateral dependent loans as the amount by which the loan’s amortized costs basis exceeds its fair value. When repayment is expected to be provided substantially through the sale of collateral, we deduct estimated selling costs from the collateral’s fair value. Generally, third party appraisals that conform to Uniform Standards of Professional Appraisal Practice serve as the basis for the fair value of real property held as collateral. These appraised values are on an “as-is” basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. For energy loans, our internal staff of engineers generally determines collateral value of mineral rights based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions. For real property held as collateral for other loans, third party appraisals that conform to Uniform Standards of Professional Appraisal Practice generally serve as the basis for the fair value. These appraised values are on an “as-is” basis and generally are not adjusted by the Company. We obtain updated appraisals at least annually or more frequently if market conditions indicate collateral values may have declined. Our special assets staff generally determines the value of other collateral based on projected liquidation cash flows under current market conditions. We evaluate collateral values and available cash resources quarterly. Historical statistics may be used to estimate specific allowances in limited situations, such as when a collateral dependent loan is removed from the general allowance pool near the end of a reporting period until an appraisal of collateral value is received or a full assessment of future cash flows is completed.

General allowances estimate expected credit losses on pools of loans sharing similar risk characteristics that are expected to occur over the loan’s estimated remaining life. The loan’s estimated remaining life represents the contractual term adjusted for amortization, estimates of prepayments, and borrower-owned extension options. Approximately 90 percent of the committed dollars in the loan portfolio is risk graded loans with general allowance model inputs that include probability of default, loss given default, and exposure at default. Probability of default is based on the migration of loans from performing to nonperforming using historical life of loan analysis periods. Loss given default is based on the aggregate losses incurred, net of estimated recoveries. Exposure at default represents an estimate of the outstanding amount of credit exposure at the time a default may occur.

Charge-off migration is used to calculate the general allowance for the majority of non-risk graded loans to individuals. The expected credit loss on less than 10 percent of the committed dollars in the portfolio is calculated using charge-off migration.

The expected credit loss on approximately 1 percent of the committed dollars in the portfolio is calculated using a non-modeled approach. Specifically, the calculation applies a long-term net charge-off rate to the loan balances, adjusted for the weighted average remaining maturity of each portfolio.

In estimating the expected credit losses for general allowances on performing risk-graded loans, each portfolio class is assigned relevant economic loss drivers which best explain variations in portfolio net loss rates. The probability of default estimates for each portfolio class are adjusted for current and forecasted economic conditions. The result is applied to the exposure at default and loss given default to calculate the lifetime expected credit loss estimate. Selection of relevant economic loss drivers is re-evaluated periodically and involves statistical analysis as well as management judgment. The unemployment rate factors significantly in the allowance for loan losses calculation, affecting commercial and loans to individuals segments. Other primary factors impacting the commercial portfolio include BBB corporate spreads, real gross domestic product growth rate, and energy commodity prices. The primary commercial real estate variables are vacancy rate and BBB corporate spreads. In addition to the unemployment rate, the forecast for loans to individuals is tied to home price index. The forecasts may include regional economic factors when localized conditions diverge from national conditions.

An Economic Forecast Committee, consisting of senior management with members largely independent of the allowance process develops a twelve-month forward-looking forecast for the relevant economic loss drivers. Management develops these forecasts based on external data as well as a view of future economic conditions, which may include adjustments for regional conditions. The forecast includes three economic scenarios and probability weights for each scenario. The base forecast represents management's view of the most likely outcome, while the downside forecast reflects reasonably possible worsening economic conditions, and the upside forecast projects reasonably possible improving conditions.

At the end of the one-year reasonable and supportable forecast period, we transition from shorter-term expected losses to long-term loss averages for the loan’s estimated remaining life. The difference between short-term loss forecasts and long-term loss averages is run-off over the reversion horizon, up to three years, depending on the forecasted economic scenarios.

General allowances also consider the estimated impact of factors that are not captured in the modeled results or historical experience. These qualitative adjustments, determined by management, may increase or decrease the allowance estimated by modeled results. Factors not captured in modeled results or historical experience may include for example, new lines of business, market conditions that have not been previously encountered, observed changes in credit risk that are not yet reflected in macro-economic factors, or economic conditions that impact loss given default assumptions.

The accrual for off-balance sheet credit risk is maintained at a level that is appropriate to cover estimated losses associated with credit instruments that are not currently recognized as assets such as loan commitments, standby letters of credit or guarantees that are not unconditionally cancelable by the bank. This accrual is included in other liabilities in the Consolidated Balance Sheets. The appropriateness of the accrual is determined in the same manner as the allowance for loan losses, with the added consideration of commitment usage over the remaining life for those loans that the bank can not unconditionally cancel.

A provision for credit losses is charged against or credited to earnings in amounts necessary to maintain an appropriate Allowance for Credit Losses. Recoveries of loans previously charged off are added to the allowance when received.

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended March 31, 2020 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Loans to Individuals	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$118,187	$51,805	$23,572	$17,195	$210,759
Transition adjustment	33,681	(4,620)	13,943	(17,195)	25,809
Beginning balance, adjusted	151,868	47,185	37,515	—	236,568
Provision for loan losses	77,723	5,115	13,126	—	95,964
Loans charged off	(16,615)	(886)	(1,416)	—	(18,917)
Recoveries of loans previously charged off	462	47	1,187	—	1,696
Ending Balance	213,438	51,461	50,412	—	315,311
Allowance for off-balance sheet credit risk from unfunded loan commitments:
Beginning balance	1,434	107	44	—	1,585
Transition adjustment	10,144	11,660	1,748	—	23,552
Beginning balance, adjusted	11,578	11,767	1,792	—	25,137
Provision for off-balance sheet credit risk	2,462	808	107	—	3,377
Ending Balance	14,040	12,575	1,899	—	28,514

Changes in our reasonable and supportable forecasts of macroeconomic variables, primarily due to the impact of the COVID-19 pandemic, oil price declines, and other assumptions, required a provision of $66.2 million during the first quarter of 2020. All other changes totaled $33.1 million, which included $7.5 million related to loan growth, $8.4 million related to changes in impairment, risk grading and other portfolio changes and net charge-offs of $17.2 million.

The allowance for loan losses and recorded investment of the related loans by portfolio segment for each measurement method at March 31, 2020 is as follows (in thousands):

	Collectively Measured for General Allowances		Individually Measured for Specific Allowances		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$14,677,351	$203,554	$118,624	$9,884	$14,795,975	$213,438
Commercial real estate	4,441,540	51,461	8,545	—	4,450,085	51,461
Loans to individuals	3,181,907	50,412	36,003	—	3,217,910	50,412
Total	22,300,798	305,427	163,172	9,884	22,463,970	315,311

Credit Quality Indicators

The Company utilizes risk grading as primary credit quality indicators as it influences the probability of default which is a key attribute in the expected credit losses calculation. Substantially all commercial as well as commercial real estate loans and certain loans to individuals are risk graded based on a quarterly evaluation of the borrowers’ ability to repay the loans. Certain commercial loans and most loans to individuals are small, homogeneous pools that are not risk-graded. The credit quality of these loans is based on past due days in accordance with regulatory guidelines.

We have included in the credit quality indicator “pass” loans that are in compliance with the original terms of the agreement and currently exhibit no factors that cause management to have doubts about the borrowers’ ability to remain in compliance with the original terms of the agreement, which is consistent with the regulatory guideline of “pass.” This also includes past due residential mortgages that are guaranteed by agencies of the U.S. government that continue to accrue interest based on criteria of the guarantors’ programs.

Other loans especially mentioned ("Special Mention") are currently performing in compliance with the original terms of the agreement but may have a potential weakness that deserves management’s close attention, consistent with regulatory guidelines. Non-graded loans 30 to 59 days past due are categorized as Special Mention.

The risk grading process identified certain loans that have a well-defined weakness (for example, inadequate debt service coverage or liquidity or marginal capitalization; repayment may depend on collateral or other risk mitigation) that may jeopardize liquidation of the debt and represent a greater risk due to deterioration in the financial condition of the borrower. This is consistent with the regulatory guideline for “substandard.” Because the borrowers are still performing in accordance with the original terms of the loan agreements, these loans remain on accruing status. Non-graded loans 60 to 89 days past due are categorized as Accruing Substandard.

Nonaccruing loans represent loans for which full collection of principal and interest is uncertain. This includes certain loans considered “substandard” and all loans considered “doubtful” by regulatory guidelines. Non-graded loans 90 or more days past due are categorized as Nonaccrual.

Probability of default is lowest for pass graded loans and increases for each credit quality indicator, Special Mention, and Accruing Substandard.

Vintage represents the year of origination, except for revolving loans which are considered in aggregate. Loans that were once revolving but have converted to term loans without additional underwriting appear in a separate vintage column.

The following table summarizes the Company’s loan portfolio at March 31, 2020 by the risk grade categories and vintage (in thousands):

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
Energy
Pass	$2,285	$107,434	$74,946	$15,377	$1,506	$3,484	$3,505,123	$—	$3,710,155
Special Mention	—	—	10,260	—	—	—	118,222	—	128,482
Accruing Substandard	—	—	—	—	58	13,439	163,094	—	176,591
Nonaccrual	—	3,802	—	—	—	28,899	63,747	—	96,448
Total energy	2,285	111,236	85,206	15,377	1,564	45,822	3,850,186	—	4,111,676
Healthcare
Pass	131,002	615,580	623,438	479,985	250,320	806,699	205,384	27	3,112,435
Special Mention	—	—	—	3,782	178	19,133	3,515	—	26,608
Accruing Substandard	—	3,505	7,955	1,001	57	9,465	—	—	21,983
Nonaccrual	29	37	535	—	—	2,935	534	—	4,070
Total healthcare	131,031	619,122	631,928	484,768	250,555	838,232	209,433	27	3,165,096
Services
Pass	65,471	529,831	512,549	441,302	407,067	899,776	987,628	2,594	3,846,218
Special Mention	—	1,125	18,071	13,977	4,219	10,963	10,715	—	59,070
Accruing Substandard	—	10,675	1,782	2,774	8,674	3,709	14,421	—	42,035
Nonaccrual	—	—	—	2,633	1,167	3,931	694	—	8,425
Total services	65,471	541,631	532,402	460,686	421,127	918,379	1,013,458	2,594	3,955,748
General business
Pass	154,807	525,223	365,108	271,723	165,711	278,923	1,705,114	15,600	3,482,209
Special Mention	—	7,382	3,259	6,530	1,003	5,168	7,387	138	30,867
Accruing Substandard	169	8,715	5,900	4,564	6,195	5,005	10,144	6	40,698
Nonaccrual	—	1,980	4,928	1,100	1,344	161	154	14	9,681
Total general business	154,976	543,300	379,195	283,917	174,253	289,257	1,722,799	15,758	3,563,455
Total commercial	353,763	1,815,289	1,628,731	1,244,748	847,499	2,091,690	6,795,876	18,379	14,795,975

Commercial real estate:
Pass	187,958	1,085,148	1,049,257	599,480	382,196	880,706	231,526	42	4,416,313
Special Mention	—	—	—	12,167	1,640	3,152	—	—	16,959
Accruing Substandard	—	35	1,011	6,722	—	473	27	—	8,268
Nonaccrual	—	—	—	232	7,484	829	—	—	8,545
Total commercial real estate	187,958	1,085,183	1,050,268	618,601	391,320	885,160	231,553	42	4,450,085

	Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Loans to individuals:
Residential mortgage
Pass	58,635	216,234	195,224	231,620	220,120	496,676	36,298	352,870	1,807,677
Special Mention	—	—	286	38	205	1,859	246	835	3,469
Accruing Substandard	—	—	—	94	2,155	277	40	122	2,688
Nonaccrual	—	31	491	322	1,039	26,039	658	2,141	30,721
Total residential mortgage	58,635	216,265	196,001	232,074	223,519	524,851	37,242	355,968	1,844,555
Residential mortgage guaranteed by U.S. government agencies
Pass	—	1,459	8,321	13,353	28,986	140,765	—	—	192,884
Nonaccrual	—	—	—	—	—	5,005	—	—	5,005
Total residential mortgage guaranteed by U.S. government agencies	—	1,459	8,321	13,353	28,986	145,770	—	—	197,889
Personal:
Pass	48,145	234,882	88,016	115,576	74,987	103,717	505,951	3,000	1,174,274
Special Mention	—	30	37	50	49	455	2	—	623
Accruing Substandard	—	264	9	—	—	—	19	—	292
Nonaccrual	—	57	53	24	62	50	31	—	277
Total personal	48,145	235,233	88,115	115,650	75,098	104,222	506,003	3,000	1,175,466
Total loans to individuals	106,780	452,957	292,437	361,077	327,603	774,843	543,245	358,968	3,217,910
Total loans	$648,501	$3,353,429	$2,971,436	$2,224,426	$1,566,422	$3,751,693	$7,570,674	$377,389	$22,463,970

Nonaccruing Loans

A summary of nonaccruing loans at March 31, 2020 follows (in thousands):

	As of March 31, 2020
	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$96,448	$40,424	$56,024	$9,375
Healthcare	4,070	4,070	—	—
Services	8,425	7,258	1,167	240
General business	9,681	9,412	269	269
Total commercial	118,624	61,164	57,460	9,884

Commercial real estate	8,545	8,545	—	—

Loans to individuals:
Residential mortgage	30,721	30,721	—	—
Residential mortgage guaranteed by U.S. government agencies	5,005	5,005	—	—
Personal	277	277	—	—
Total loans to individuals	36,003	36,003	—	—

Total	$163,172	$105,712	$57,460	$9,884

Troubled Debt Restructurings

At March 31, 2020 the Company had $149 million in troubled debt restructurings ("TDRs"), of which $92 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $54 million of TDRs were performing in accordance with the modified terms.

At December 31, 2019, the Company had $132 million in TDRs, of which $92 million were accruing residential mortgage loans guaranteed by U.S. government agencies. Approximately $57 million of TDRs were performing in accordance with the modified terms.

TDRs generally consist of interest rate concessions, payment stream concessions or a combination of concessions to distressed borrowers. During the three months ended March 31, 2020, $28 million of loans were restructured and $2.0 million of loans designated as TDRs were charged off. During the three months ended March 31, 2019, $18 million of loans were restructured and $8.3 million of loans designated as TDRs were charged off.

Past Due Loans

Past due status for all loan classes is based on the actual number of days since the last payment was due according to the contractual terms of the loans.

A summary of loans currently performing and past due as of March 31, 2020 is as follows (in thousands):

		Past Due				Past Due 90 Days or More and Accruing
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Total
Commercial:
Energy	$4,058,605	$267	$—	$52,804	$4,111,676	$—
Healthcare	3,160,196	46	111	4,743	3,165,096	714
Services	3,941,795	7,173	198	6,582	3,955,748	74
General business	3,553,504	2,618	4,651	2,682	3,563,455	—
Total commercial	14,714,100	10,104	4,960	66,811	14,795,975	788

Commercial real estate	4,433,887	4,523	340	11,335	4,450,085	2,796

Loans to individuals:
Residential mortgage	1,828,421	8,759	1,717	5,658	1,844,555	119
Residential mortgage guaranteed by U.S. government agencies	55,901	25,948	16,217	99,823	197,889	96,980
Personal	1,175,143	169	77	77	1,175,466	3
Total loans to individuals	3,059,465	34,876	18,011	105,558	3,217,910	97,102

Total	$22,207,452	$49,503	$23,311	$183,704	$22,463,970	$100,686

Following is disclosure of loans and the combined allowance for loan losses and accrual for off-balance sheet credit losses under the previous incurred loss model.

Portfolio segments of the loan portfolio are as follows (in thousands):

	December 31, 2019
	Fixed Rate	Variable Rate	Non-accrual	Total
Commercial	$3,231,485	$10,684,749	$115,416	$14,031,650
Commercial real estate	1,056,321	3,349,836	27,626	4,433,783
Residential mortgage	1,652,653	393,897	37,622	2,084,172
Personal	193,903	1,007,192	287	1,201,382
Total	$6,134,362	$15,435,674	$180,951	$21,750,987
Accruing loans past due (90 days)[1]				$7,680

[1]	Excludes residential mortgage loans guaranteed by agencies of the U.S. government

The activity in the allowance for loan losses and the allowance for off-balance sheet credit losses related to loan commitments and standby letters of credit for the three months ended March 31, 2019 is summarized as follows (in thousands):

	Commercial	Commercial Real Estate	Residential Mortgage	Personal	Nonspecific Allowance	Total
Allowance for loan losses:
Beginning balance	$102,226	$60,026	$17,964	$9,473	$17,768	$207,457
Provision for loan losses	11,108	(2,004)	(2,408)	(137)	1,410	7,969
Loans charged off	(10,468)	—	(42)	(1,265)	—	(11,775)
Recoveries	711	112	154	712	—	1,689
Ending balance	$103,577	$58,134	$15,668	$8,783	$19,178	$205,340
Allowance for off-balance sheet credit losses:
Beginning balance	1,655	52	52	31	—	$1,790
Provision for off-balance sheet credit losses	70	(4)	(5)	(30)	—	31
Ending balance	$1,725	$48	$47	$1	$—	$1,821

Total provision for credit losses	$11,178	$(2,008)	$(2,413)	$(167)	$1,410	$8,000

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

The allowance for loan losses and recorded investment of the related loans by portfolio segment for risk graded and non-risk graded loans at December 31, 2019 is as follows (in thousands):

	Internally Risk Graded		Non-Graded		Total
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Commercial	$13,997,538	$117,236	$34,112	$951	$14,031,650	$118,187
Commercial real estate	4,433,783	51,805	—	—	4,433,783	51,805
Residential mortgage	279,113	3,085	1,805,059	11,315	2,084,172	14,400
Personal	1,116,297	7,003	85,085	2,169	1,201,382	9,172
Total	19,826,731	179,129	1,924,256	14,435	21,750,987	193,564

Nonspecific allowance	—	—	—	—	—	17,195

Total	$19,826,731	$179,129	$1,924,256	$14,435	$21,750,987	$210,759

The following table summarizes the Company’s loan portfolio at December 31, 2019 by the risk grade categories (in thousands):

	Internally Risk Graded				Non-Graded
	Performing
	Pass	Other Loans Especially Mentioned	Accruing Substandard	Nonaccrual	Performing	Nonaccrual	Total
Commercial:
Energy	$3,700,406	$117,298	$63,951	$91,722	$—	$—	$3,973,377
Services	3,050,946	29,943	33,791	7,483	—	—	3,122,163
Wholesale/retail	1,749,023	5,281	5,399	1,163	—	—	1,760,866
Manufacturing	623,219	18,214	13,883	10,133	—	—	665,449
Healthcare	2,995,514	13,117	20,805	4,480	—	—	3,033,916
Public finance	709,868	—	—	—	—	—	709,868
Other commercial and industrial	709,729	4,028	17,744	398	34,075	37	766,011
Total commercial	13,538,705	187,881	155,573	115,379	34,075	37	14,031,650

Commercial real estate:
Residential construction and land development	150,529	—	—	350	—	—	150,879
Retail	743,343	12,067	1,243	18,868	—	—	775,521
Office	923,202	5,177	—	—	—	—	928,379
Multifamily	1,257,005	1,604	95	6,858	—	—	1,265,562
Industrial	852,539	1,658	1,011	909	—	—	856,117
Other commercial real estate	455,045	1,639	—	641	—	—	457,325
Total commercial real estate	4,381,663	22,145	2,349	27,626	—	—	4,433,783

Residential mortgage:
Permanent mortgage	276,138	78	2,404	493	758,260	19,948	1,057,321
Permanent mortgage guaranteed by U.S. government agencies	—	—	—	—	191,694	6,100	197,794
Home equity	—	—	—	—	817,976	11,081	829,057
Total residential mortgage	276,138	78	2,404	493	1,767,930	37,129	2,084,172

Personal	1,116,196	45	—	56	84,853	232	1,201,382

Total	$19,312,702	$210,149	$160,326	$143,554	$1,886,858	$37,398	$21,750,987

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This generally includes all nonaccruing loans, all loans modified in a TDR and all loans repurchased from GNMA pools.

Generally, no interest income is recognized on impaired loans until all principal balances, including amounts charged-off, are recovered.

A summary of impaired loans at December 31, 2019 follows (in thousands):

		Recorded Investment
	Unpaid Principal Balance	Total	With No Allowance	With Allowance	Related Allowance
Commercial:
Energy	$149,441	$91,722	$44,244	$47,478	$16,854
Services	10,923	7,483	6,301	1,182	240
Wholesale/retail	1,980	1,163	902	261	101
Manufacturing	10,848	10,133	9,914	219	219
Healthcare	13,774	4,480	4,480	—	—
Public finance	—	—	—	—	—
Other commercial and industrial	8,227	435	435	—	—
Total commercial	195,193	115,416	66,276	49,140	17,414

Commercial real estate:
Residential construction and land development	1,306	350	350	—	—
Retail	20,265	18,868	18,868	—	—
Office	—	—	—	—	—
Multifamily	6,858	6,858	6,858	—	—
Industrial	909	909	909	—	—
Other commercial real estate	801	641	641	—	—
Total commercial real estate	30,139	27,626	27,626	—	—

Residential mortgage:
Permanent mortgage	24,868	20,441	20,441	—	—
Permanent mortgage guaranteed by U.S. government agencies[1]	204,187	197,794	197,794	—	—
Home equity	12,967	11,081	11,081	—	—
Total residential mortgage	242,022	229,316	229,316	—	—

Personal	360	287	287	—	—

Total	$467,714	$372,645	$323,505	$49,140	$17,414

[1]
All permanent mortgage loans guaranteed by U.S. government agencies are considered impaired as we do not expect full collection of contractual principal and interest. At December 31, 2019, the majority were accruing based on the guarantee by U.S. government agencies.

A summary of loans currently performing, loans past due and accruing and nonaccrual loans as of December 31, 2019 is as follows (in thousands):

		Past Due
	Current	30 to 59 Days	60 to 89 Days	90 Days or More	Nonaccrual	Total
Commercial:
Energy	$3,881,244	$401	$10	$—	91,722	$3,973,377
Services	3,105,621	1,737	523	6,799	7,483	3,122,163
Wholesale	1,758,878	712	113	—	1,163	1,760,866
Manufacturing	654,329	410	190	387	10,133	665,449
Healthcare	3,027,329	2,039	—	68	4,480	3,033,916
Public finance	707,638	2,230	—	—	—	709,868
Other commercial and industrial	764,390	414	772	—	435	766,011
Total commercial	13,899,429	7,943	1,608	7,254	115,416	14,031,650

Commercial real estate:
Residential construction and land development	147,379	3,093	—	57	350	150,879
Retail	756,653	—	—	—	18,868	775,521
Office	928,379	—	—	—	—	928,379
Multifamily	1,258,704	—	—	—	6,858	1,265,562
Industrial	855,208	—	—	—	909	856,117
Other commercial real estate	454,253	1,827	250	354	641	457,325
Total commercial real estate	4,400,576	4,920	250	411	27,626	4,433,783

Residential Mortgage:
Permanent mortgage	1,034,716	2,011	153	—	20,441	1,057,321
Permanent mortgage guaranteed by U.S. government agencies	46,898	24,203	18,187	102,406	6,100	197,794
Home equity	814,325	3,343	308	—	11,081	829,057
Total residential mortgage	1,895,939	29,557	18,648	102,406	37,622	2,084,172

Personal	1,196,362	4,664	54	15	287	1,201,382

Total	$21,392,306	$47,084	$20,560	$110,086	$180,951	$21,750,987

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values included in Mortgage loans held for sale on the Consolidated Balance Sheets were (in thousands):

	March 31, 2020		December 31, 2019
	Unpaid Principal Balance/ Notional	Fair Value	Unpaid Principal Balance/ Notional	Fair Value
Residential mortgage loans held for sale	$185,713	$191,860	$175,117	$177,703
Residential mortgage loan commitments	657,570	24,250	158,460	5,233
Forward sales contracts	750,719	(11,390)	315,203	(665)
		$204,720		$182,271

No residential mortgage loans held for sale were 90 days or more past due or considered impaired as of March 31, 2020 or December 31, 2019. No credit losses were recognized on residential mortgage loans held for sale for the three month period ended March 31, 2020 and 2019.

Mortgage banking revenue was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Production revenue:
Net realized gains on sale of mortgage loans	$9,717	$5,693
Net change in unrealized gain on mortgage loans held for sale	3,561	(53)
Net change in the fair value of mortgage loan commitments	19,017	2,713
Net change in the fair value of forward sales contracts	(10,725)	(485)
Total production revenue	21,570	7,868
Servicing revenue	15,597	15,966
Total mortgage banking revenue	$37,167	$23,834

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

The following represents a summary of mortgage servicing rights (dollars in thousands):

	March 31, 2020	December 31, 2019
Number of residential mortgage loans serviced for others	124,819	126,828
Outstanding principal balance of residential mortgage loans serviced for others	$20,261,526	$20,727,106
Weighted average interest rate	3.96%	3.98%
Remaining term (in months)	287	289

The following represents activity in capitalized mortgage servicing rights (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning Balance	$201,886	$259,254
Additions, net	5,441	6,188
Change in fair value due to principal payments	(8,019)	(6,583)
Change in fair value due to market assumption changes	(88,480)	(20,666)
Ending Balance	$110,828	$238,193

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

Mortgage servicing rights are not traded in active markets. Fair value is determined by discounting the projected net cash flows. Significant market assumptions used to determine fair value based on significant unobservable inputs were as follows:

	March 31, 2020	December 31, 2019
Discount rate – risk-free rate plus a market premium	9.80%	9.81%
Prepayment rate - based upon loan interest rate, original term and loan type	8.22% - 32.80%	8.28% - 16.05%
Loan servicing costs – annually per loan based upon loan type:
Performing loans	$69 - $94	$68 - $94
Delinquent loans	$150 - $500	$150 - $500
Loans in foreclosure	$1,000 - $4,000	$1,000 - $4,000
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	0.53%	1.73%
Primary/secondary mortgage rate spread	105 bps	104 bps
Delinquency rate	2.55%	2.73%

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

(6)  Commitments and Contingent Liabilities

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

On August 26, 2016, BOKF, NA was sued in the United States District Court for New Jersey by two bondholders in a putative class action on behalf of all holders of the bonds alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The New Jersey Federal District Action has been stayed until June 18, 2020. On September 14, 2016, BOKF, NA was sued in the District Court of Tulsa County, Oklahoma by 19 bondholders alleging BOKF, NA participated in the fraudulent sale of securities by the principals. The Tulsa County District Court Action is pending on BOKF, NA’s motion to dismiss. Four separate arbitration complaints with similar allegations were filed with the Financial Institutions Regulatory Association ("FINRA"). BOKF, NA challenged FINRA's jurisdiction in the United States District Court of Nevada. On appeal, the United States Court of Appeals for the Ninth Circuit held BOKF, NA was not subject to FINRA jurisdiction. The four FINRA complaints were then dismissed and have not been refiled in any other venue.

On January 8, 2020, the New Jersey District Court entered judgment against the principal individual and his wife for $36,805,051 in principal amount and $10,937,831 in pre-judgment interest. On January 19, 2020, the New Jersey Federal District Court formally terminated the Payment Plan. Management is no longer able to conclude that the individual principal and his wife will be successful in paying the obligations they have to pay the bonds in full but such obligations remain and are not dischargeable in bankruptcy. If the individual principal and his wife do not have the financial ability to pay the bonds in full, a bondholder loss could become probable. Management has been advised by counsel that BOKF, NA has valid defenses to claims of bondholders and that no loss to the company is probable. No provision for losses has been made at this time. BOKF, NA estimates that, upon sale of all collateral securing payment of the bonds, approximately $20 million will remain outstanding. A reasonable estimate cannot be made of the amount of any bondholder loss, though the amount of bondholder loss could be material to the company in the event a loss to the company becomes probable.

On March 5, 2018, BOKF, NA was sued in the Fulton, Georgia County District Court by a Wrongful Death Judgment Creditor of one of the operators of a nursing home financed by one of the bonds which are the subject of the litigation discussed above. The judgment is alleged to total approximately $8 million in principal and interest at this time. Plaintiff alleges that BOKF, as Trustee, colluded with the borrower and others to defraud creditors of the nursing home by misleading the public about the solvency of the nursing home. Plaintiff alleges that this conduct has prevented her from collecting on her judgment. On April 19, 2019, the Court granted BOKF, NA's Motion to Dismiss. On May 3, 2019, the plaintiff filed a Motion for Reconsideration which is pending. BOKF, NA is advised by counsel that BOKF, NA has valid defenses to the plaintiffs’ claims and no loss is probable.

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

On March 7, 2017, a plaintiff filed a putative class action in the United States District Court for the Northern District of Texas alleging an extended overdraft fee charged by BOKF, NA is interest and exceeds permitted rates. On September 18, 2018, the District Court dismissed the Texas action and the plaintiff appealed the dismissal to the United States Court of Appeals for the Fifth Circuit which heard argument on October 8, 2019. On August 22, 2018, a plaintiff filed a second putative class action in the United States District Court for New Mexico making the same allegations as the Texas action. The District Court dismissed the plaintiff's action. The plaintiff has appealed to the United States Court of Appeals for the Tenth Circuit. Management is advised by counsel that a loss is not probable in either the now dismissed Texas action or the New Mexico action and that the loss, if any, cannot be reasonably estimated.

On July 6, 2018, a plaintiff served a petition in a putative class action in the Oklahoma District Court for Tulsa County Oklahoma alleging BOKF NA breached its Demand Deposit Agreements by charging overdraft and not sufficient funds fees to deposit accounts on the day of the transaction triggering the fee and by the bank's debit hold process causing overdraft fees. On January 20, 2020, the plaintiff dismissed the action without prejudice.

On March 7, 2020, three former employees sued BOKF, NA, the Plan Committee of the BOKF, NA 401k Plan, and Cavanal Hill Investment Management, Inc., a subsidiary of BOKF, NA, alleging that the Defendants included proprietary investment products as investment options in the BOKF, NA 401k Plan, whose fees were too high and performance too low, for the purpose of earning fees. The action is brought as a putative class action on behalf of all Plan Participants. The action is pending on the defendants' motions to dismiss. Management is advised by counsel that a loss is not probable and that the loss, if any, cannot be reasonably estimated.

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

At March 31, 2020, the Company has $258 million in interests in various alternative investments generally consisting of unconsolidated limited partnership interests in entities for which investment return is in the form of low income housing tax credits or other investments in merchant banking activities. This investment balance also includes $77 million of unfunded commitments included in Other liabilities on the Consolidated Balance Sheets.

(7) Shareholders' Equity

On April 28, 2020, the Company declared a quarterly cash dividend of $0.51 per common share payable on or about May 27, 2020 to shareholders of record as of May 11, 2020.

Dividends declared were $0.51 per share during the three months ended March 31, 2020 and $0.50 per share during the three months ended March 31, 2019.

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

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Unrealized Gain (Loss) on
	Available for Sale Securities	Employee Benefit Plans	Total
Balance, December 31, 2018	$(70,999)	$(1,586)	$(72,585)
Net change in unrealized gain (loss)	92,739	—	92,739
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(76)	—	(76)
Other comprehensive income, before income taxes	92,663	—	92,663
Federal and state income taxes[1]	23,609	—	23,609
Other comprehensive income, net of income taxes	69,054	—	69,054
Balance, March 31, 2019	$(1,945)	$(1,586)	$(3,531)

Balance, December 31, 2019	$104,996	$(73)	$104,923
Net change in unrealized gain (loss)	297,843	—	297,843
Reclassification adjustments included in earnings:
Gain on available for sale securities, net	(3)	—	(3)
Other comprehensive income, before income taxes	297,840	—	297,840
Federal and state income taxes[1]	71,471	—	71,471
Other comprehensive income, net of income taxes	226,369	—	226,369
Balance, March 31, 2020	$331,365	$(73)	$331,292

[1]	Calculated using a 25 percent blended federal and state statutory tax rate.

(8) Earnings Per Share

(In thousands, except share and per share amounts)	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to BOK Financial Corp. shareholders	$62,079	$110,612
Less: Earnings allocated to participating securities	343	828
Numerator for basic earnings per share – income available to common shareholders	61,736	109,784
Effect of reallocating undistributed earnings of participating securities	—	—
Numerator for diluted earnings per share – income available to common shareholders	$61,736	$109,784

Denominator:
Weighted average shares outstanding	70,513,807	71,926,041
Less: Participating securities included in weighted average shares outstanding	390,122	538,971
Denominator for basic earnings per common share	70,123,685	71,387,070
Dilutive effect of employee stock compensation plans	6,481	17,318
Denominator for diluted earnings per common share	70,130,166	71,404,388

Basic earnings per share	$0.88	$1.54
Diluted earnings per share	$0.88	$1.54

(9)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2020 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other	BOK Financial Consolidated
Net interest revenue from external sources	$201,902	$25,876	$14,366	$19,216	$261,360
Net interest revenue (expense) from internal sources	(50,495)	18,056	4,538	27,901	—
Net interest revenue	151,407	43,932	18,904	47,117	261,360
Provision for credit losses	16,880	1,256	(48)	75,683	93,771
Net interest revenue after provision for credit losses	134,527	42,676	18,952	(28,566)	167,589
Other operating revenue	38,220	55,062	97,881	(10,844)	180,319
Other operating expense	60,752	54,793	78,192	74,887	268,624
Net direct contribution	111,995	42,945	38,641	(114,297)	79,284
Gain on financial instruments, net	49	86,764	7	(86,820)	—
Change in fair value of mortgage servicing rights	—	(88,480)	—	88,480	—
Gain on repossessed assets, net	9	13	—	(22)	—
Corporate expense allocations	8,905	10,487	8,265	(27,657)	—
Net income before taxes	103,148	30,755	30,383	(85,002)	79,284
Federal and state income taxes	28,173	7,834	7,810	(26,517)	17,300
Net income	74,975	22,921	22,573	(58,485)	61,984
Net income (loss) attributable to non-controlling interests	—	—	—	(95)	(95)
Net income attributable to BOK Financial Corp. shareholders	$74,975	$22,921	$22,573	$(58,390)	$62,079

Average assets	$24,687,976	$9,850,853	$12,723,412	$(1,541,623)	$45,720,618

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2019 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Funds Management and Other[1]	BOK Financial Consolidated
Net interest revenue from external sources	$204,209	$22,475	$21,486	$29,932	$278,102
Net interest revenue (expense) from internal sources	(53,638)	28,627	6,770	18,241	—
Net interest revenue	150,571	51,102	28,256	48,173	278,102
Provision for credit losses	11,246	1,085	(119)	(4,212)	8,000
Net interest revenue after provision for credit losses	139,325	50,017	28,375	52,385	270,102
Other operating revenue	37,612	42,748	73,414	3,496	157,270
Other operating expense	50,627	53,821	61,507	121,202	287,157
Net direct contribution	126,310	38,944	40,282	(65,321)	140,215
Gain (loss) on financial instruments, net	18	14,097	—	(14,115)	—
Change in fair value of mortgage servicing rights	—	(20,666)	—	20,666	—
Gain (loss) on repossessed assets, net	(346)	103	—	243	—
Corporate expense allocations	9,455	11,900	8,360	(29,715)	—
Net income before taxes	116,527	20,578	31,922	(28,812)	140,215
Federal and state income taxes	31,006	5,241	8,203	(14,500)	29,950
Net income	85,521	15,337	23,719	(14,312)	110,265
Net income attributable to non-controlling interests	—	—	—	(347)	(347)
Net income (loss) attributable to BOK Financial Corp. shareholders	$85,521	$15,337	$23,719	$(13,965)	$110,612

Average assets	$19,937,878	$8,371,683	$9,328,986	$2,034,134	$39,672,681

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

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2020.

	Commercial	Consumer	Wealth Management	Funds Management & Other	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$34,384	$—	$34,384	$34,384	$—
Customer hedging revenue	2,525	—	135	563	3,223	3,223	—
Retail brokerage revenue	—	—	4,343	—	4,343	—	4,343
Insurance brokerage revenue	—	—	3,789	—	3,789	—	3,789
Investment banking revenue	1,880	—	3,160	—	5,040	1,828	3,212
Brokerage and trading revenue	4,405	—	45,811	563	50,779	39,435	11,344
TransFund EFT network revenue	18,212	831	(19)	2	19,026	—	19,026
Merchant services revenue	2,305	14	—	—	2,319	—	2,319
Corporate card revenue	520	—	16	—	536	—	536
Transaction card revenue	21,037	845	(3)	2	21,881	—	21,881
Personal trust revenue	—	—	20,649	—	20,649	—	20,649
Corporate trust revenue	—	—	6,362	—	6,362	—	6,362
Institutional trust & retirement plan services revenue	—	—	11,757	—	11,757	—	11,757
Investment management services and other revenue	—	—	5,731	(41)	5,690	—	5,690
Fiduciary and asset management revenue	—	—	44,499	(41)	44,458	—	44,458
Commercial account service charge revenue	11,039	410	545	(1)	11,993	—	11,993
Overdraft fee revenue	49	7,205	22	2	7,278	—	7,278
Check card revenue	—	5,229	—	—	5,229	—	5,229
Automated service charge and other deposit fee revenue	229	1,386	13	2	1,630	—	1,630
Deposit service charges and fees	11,317	14,230	580	3	26,130	—	26,130
Mortgage production revenue	—	21,569	—	—	21,569	21,569	—
Mortgage servicing revenue	—	16,042	—	(444)	15,598	15,598	—
Mortgage banking revenue	—	37,611	—	(444)	37,167	37,167	—
Other revenue	4,700	2,376	6,994	(1,761)	12,309	8,408	3,901
Total fees and commissions revenue	$41,459	$55,062	$97,881	$(1,678)	$192,724	$85,010	$107,714

[1]	Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.

[2]	In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

Fees and commissions revenue by reportable segment and primary service line is as follows for the three months ended March 31, 2019.

	Commercial	Consumer	Wealth Management	Funds Management & Other[3]	Consolidated	Out of Scope[1]	In Scope[2]
Trading revenue	$—	$—	$12,920	$—	$12,920	$12,920	$—
Customer hedging revenue	1,575	—	5,728	(626)	6,677	6,677	—
Retail brokerage revenue	—	—	4,074	(52)	4,022	—	4,022
Insurance brokerage revenue	—	—	379	3,729	4,108	—	4,108
Investment banking revenue	1,389	—	2,501	—	3,890	1,229	2,661
Brokerage and trading revenue	2,964	—	25,602	3,051	31,617	20,826	10,791
TransFund EFT network revenue	17,654	958	(17)	1	18,596	—	18,596
Merchant services revenue	1,925	14	—	123	2,062	—	2,062
Corporate card revenue	80	—	—	—	80	—	80
Transaction card revenue	19,659	972	(17)	124	20,738	—	20,738
Personal trust revenue	—	—	19,574	—	19,574	—	19,574
Corporate trust revenue	—	—	6,201	—	6,201	—	6,201
Institutional trust & retirement plan services revenue	—	—	11,107	—	11,107	—	11,107
Investment management services and other revenue	—	—	4,801	1,675	6,476	—	6,476
Fiduciary and asset management revenue	—	—	41,683	1,675	43,358	—	43,358
Commercial account service charge revenue	10,062	387	527	1,807	12,783	—	12,783
Overdraft fee revenue	74	8,395	27	(236)	8,260	—	8,260
Check card revenue	—	4,992	—	164	5,156	—	5,156
Automated service charge and other deposit fee revenue	158	1,665	177	44	2,044	—	2,044
Deposit service charges and fees	10,294	15,439	731	1,779	28,243	—	28,243
Mortgage production revenue	—	7,868	—	—	7,868	7,868	—
Mortgage servicing revenue	—	16,445	—	(479)	15,966	15,966	—
Mortgage banking revenue	—	24,313	—	(479)	23,834	23,834	—
Other revenue	5,129	2,097	5,257	279	12,762	8,720	4,042
Total fees and commissions revenue	$38,046	$42,821	$73,256	$6,429	$160,552	$53,380	$107,172

[1]	Out of scope revenue generally relates to financial instruments or contractual rights and obligations within the scope of other applicable accounting guidance.

[2]	In scope revenue represents revenue subject to FASB ASC Topic 606, Revenue from Contracts with Customers.

[3]	CoBiz operations are included in Funds Management and Other for the first quarter of 2019.

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

Transfers between levels are recognized as of the end of the reporting period. There were no transfers in or out of quoted prices in active markets for identical instruments to significant other observable inputs or significant unobservable inputs during the three months ended March 31, 2020 and 2019, respectively. Transfers between significant other observable inputs and significant unobservable inputs during the three months ended March 31, 2020 and 2019 are included in the summary of changes in recurring fair values measured using unobservable inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on all observable inputs, management may adjust prices obtained from third-party pricing services to more appropriately reflect the prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. No significant adjustments were made to prices provided by third-party pricing services at March 31, 2020 or December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of March 31, 2020 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$37,740	$—	$37,740	$—
Residential agency mortgage-backed securities	1,922,725	—	1,922,725	—
Municipal and other tax-exempt securities	35,513	—	35,513	—
Asset-backed securities	58,278	—	58,278	—
Other trading securities	56,329	—	56,329	—
Total trading securities	2,110,585	—	2,110,585	—
Available for sale securities:
U.S. Treasury	917	917	—	—
Municipal and other tax-exempt securities	24,034	—	24,034	—
Residential agency mortgage-backed securities	9,259,089	—	9,259,089	—
Residential non-agency mortgage-backed securities	34,866	—	34,866	—
Commercial agency mortgage-backed securities	3,374,899	—	3,374,899	—
Other debt securities	472	—	—	472
Total available for sale securities	12,694,277	917	12,692,888	472
Fair value option securities:
U.S. Treasury	—	—	—	—
Residential agency mortgage-backed securities	1,703,238	—	1,703,238	—
Total fair value option securities	1,703,238	—	1,703,238	—
Residential mortgage loans held for sale	204,720	—	195,146	9,574
Mortgage servicing rights[1]	110,828	—	—	110,828
Derivative contracts, net of cash collateral[2]	922,716	83,268	839,448	—
Liabilities:
Derivative contracts, net of cash collateral[2]	1,213,445	—	1,213,445	—

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

The fair value of financial assets and liabilities measured on a recurring basis was as follows as of December 31, 2019 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities:
U.S. government agency debentures	$44,264	$—	$44,264	$—
Residential agency mortgage-backed securities	1,504,651	—	1,504,651	—
Municipal and other tax-exempt securities	26,196	—	26,196	—
Asset-backed securities	14,084	—	14,084	—
Other trading securities	34,726	—	34,726	—
Total trading securities	1,623,921	—	1,623,921	—
Available for sale securities:
U.S. Treasury	1,600	1,600	—	—
Municipal and other tax-exempt securities	1,861	—	1,861	—
Residential agency mortgage-backed securities	8,046,096	—	8,046,096	—
Residential non-agency mortgage-backed securities	41,609	—	41,609	—
Commercial agency mortgage-backed securities	3,178,005	—	3,178,005	—
Other debt securities	472	—	—	472
Total available for sale securities	11,269,643	1,600	11,267,571	472
Fair value option securities:
U.S. Treasury	9,917	9,917	—	—
Residential agency mortgage-backed securities	1,088,660	—	1,088,660	—
Total fair value option securities	1,098,577	9,917	1,088,660	—
Residential mortgage loans held for sale	182,271	—	173,958	8,313
Mortgage servicing rights[1]	201,886	—	—	201,886
Derivative contracts, net of cash collateral[2]	323,375	8,944	314,431	—
Liabilities:
Derivative contracts, net of cash collateral[2]	251,128	—	251,128	—

[1]
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.

[2]
See Note 3 for detail of fair value of derivative contracts by contract type. Derivative contracts based on quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate and energy derivative contacts, net of cash margin. Derivative contracts in liability positions that were valued using quoted prices in active markets for identical instruments (Level 1) are exchange-traded interest rate and agricultural contracts, fully offset by cash margin.

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

The following represents the changes for the three months ended March 31, 2020 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for sale - Other debt securities	Residential mortgage loans held for sale
Balance, December 31, 2019	$472	$8,313
Transfer to Level 3 from Level 2[1]	—	2,264
Purchases	—	—
Proceeds from sales	—	(940)
Redemptions and distributions	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	(63)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	—	—
Balance, March 31, 2020	$472	$9,574

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

The following represents the changes for the three months ended March 31, 2019 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Available for sale - Other debt securities	Residential mortgage loans held for sale
Balance, December 31, 2018	$472	$15,207
Transfer to Level 3 from Level 2[1]	—	982
Purchases	—	—
Proceeds from sales	—	(381)
Redemptions and distributions	—	—
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	(32)
Other comprehensive income (loss):
Net change in unrealized gain (loss)	—	—
Balance, March 31, 2019	$472	$15,776

[1]	Recurring transfers to Level 3 from Level 2 consist of residential mortgage loans intended for sale to U.S. government agencies that fail to meet conforming standards.

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of March 31, 2020 follows (in thousands):

	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities – Other debt securities	$472	Discounted cash flows	[1]	Interest rate spread	6.69%-6.69% (6.69%)	[3]
					94.38%-94.38% (94.38%)	[2]
Residential mortgage loans held for sale	9,574	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies.	95.24%

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

A summary of quantitative information about assets measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3) as of December 31, 2019 follows (in thousands):

	Fair Value	Valuation Technique(s)		Unobservable Input	Range (Weighted Average)

Available for sale securities – Other debt securities	$472	Discounted cash flows	[1]	Interest rate spread	7.08%-7.08% (7.08%)	[3]
					94.40%-94.40% (94.40%)	[2]
Residential mortgage loans held for sale	8,313	Quoted prices of loans sold in securitization transactions, with a liquidity discount applied		Liquidity discount applied to the market value of mortgage loans qualifying for sale to U.S. government agencies.	95.23%

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

Fair Value of Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include collateral for certain nonaccruing loans and real property and other assets acquired to satisfy loans, which are based primarily on comparisons to completed sales of similar assets.

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2020 for which the fair value was adjusted during the three months ended March 31, 2020:

				Fair Value Adjustments for the
	Carrying Value at March 31, 2020			Three Months Ended March 31, 2020 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and operating expenses of repossessed assets
Nonaccruing loans	$—	$293	$22,746	$15,789	$—
Real estate and other repossessed assets	—	1,066	400	—	226

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets with a balance at March 31, 2019 for which the fair value was adjusted during the three months ended March 31, 2019:

				Fair Value Adjustments for the
	Carrying Value at March 31, 2019			Three Months Ended March 31, 2019 Recognized in:
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Gross charge-offs against allowance for loan losses	Net losses and operating expenses of repossessed assets
Nonaccruing loans	$—	$—	$9,712	$9,581	$—
Real estate and other repossessed assets	—	2,688	144	—	434

The fair value of collateral-dependent nonaccruing loans secured by real estate and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals. Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data. Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs. Non-recurring fair value measurements of collateral-dependent nonaccruing loans and real estate and other repossessed assets based on significant unobservable inputs are generally due to estimates of current fair values between appraisal dates. Significant unobservable inputs include listing prices for the same or comparable assets, uncorroborated expert opinions or management's knowledge of the collateral or industry. Non-recurring fair value measurements of collateral dependent loans secured by mineral rights are generally determined by our internal staff of engineers on projected cash flows under current market conditions and are based on significant unobservable inputs. Projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Assets are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current prices with existing conventional equipment, operating methods and costs. Significant unobservable inputs are developed by asset management and workout professionals and approved by senior Credit Administration executives.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2020 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$22,746	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	6% - 71% (36%)[1]
Real estate and other repossessed assets	400	Appraised value, as adjusted	Marketability adjustments off appraised value[2]	87% - 87% (87%)

[1]	Represents fair value as a percentage of the unpaid principal balance.

[2]	Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

A summary of quantitative information about Non-recurring Fair Value Measurements based on Significant Unobservable Inputs (Level 3) as of March 31, 2019 follows (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Nonaccruing loans	$9,712	Discounted cash flows	Management knowledge of industry and non-real estate collateral including but not limited to recoverable oil and gas reserves, forward-looking commodity prices, estimated operating costs	14% - 74% (31%)[1]
Real estate and other repossessed assets	144	Appraised value, as adjusted	Marketability adjustments off appraised value[2]	75% - 85% (79%)

[1]	Represents fair value as a percentage of the unpaid principal balance.

[2]	Marketability adjustments include consideration of estimated costs to sell which is approximately 10% of the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2020 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$670,500	$670,500	$670,500	$—	$—
Interest-bearing cash and cash equivalents	302,577	302,577	302,577	—	—
Trading securities:
U.S. government agency debentures	37,740	37,740	—	37,740	—
Residential agency mortgage-backed securities	1,922,725	1,922,725	—	1,922,725	—
Municipal and other tax-exempt securities	35,513	35,513	—	35,513	—
Asset-backed securities	58,278	58,278	—	58,278	—
Other trading securities	56,329	56,329	—	56,329	—
Total trading securities	2,110,585	2,110,585	—	2,110,585	—
Investment securities:
Municipal and other tax-exempt securities	86,212	89,359	—	89,359	—
Residential agency mortgage-backed securities	10,253	11,099	—	11,099	—
Other debt securities	177,613	195,944	—	8,547	187,397
Total investment securities	274,078	296,402	—	109,005	187,397
Allowance for credit losses	(1,502)	—	—	—	—
Investment securities, net of allowance	272,576	296,402	—	109,005	187,397
Available for sale securities:
U.S. Treasury	917	917	917	—	—
Municipal and other tax-exempt securities	24,034	24,034	—	24,034	—
Residential agency mortgage-backed securities	9,259,089	9,259,089	—	9,259,089	—
Residential non-agency mortgage-backed securities	34,866	34,866	—	34,866	—
Commercial agency mortgage-backed securities	3,374,899	3,374,899	—	3,374,899	—
Other debt securities	472	472	—	—	472
Total available for sale securities	12,694,277	12,694,277	917	12,692,888	472
Fair value option securities:
U.S. Treasury	—	—	—	—	—
Residential agency mortgage-backed securities	1,703,238	1,703,238	—	1,703,238	—
Total fair value option securities	1,703,238	1,703,238	—	1,703,238	—
Residential mortgage loans held for sale	204,720	204,720	—	195,146	9,574
Loans:
Commercial	14,795,975	14,733,781	—	—	14,733,781
Commercial real estate	4,450,085	4,469,491	—	—	4,469,491
Loans to individuals	3,217,910	3,236,809	—	—	3,236,809
Total loans	22,463,970	22,440,081	—	—	22,440,081
Allowance for loan losses	(315,311)	—	—	—	—
Loans, net of allowance	22,148,659	22,440,081	—	—	22,440,081
Mortgage servicing rights	110,828	110,828	—	—	110,828
Derivative instruments with positive fair value, net of cash collateral	922,716	922,716	83,268	839,448	—
Deposits with no stated maturity	27,011,679	27,011,679	—	—	27,011,679
Time deposits	2,232,473	2,257,136	—	—	2,257,136
Other borrowed funds	10,113,322	10,110,076	—	—	10,110,076
Subordinated debentures	275,942	263,674	—	263,674	—
Derivative instruments with negative fair value, net of cash collateral	1,213,445	1,213,445	—	1,213,445	—

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2019 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and due from banks	$735,836	$735,836	$735,836	$—	$—
Interest-bearing cash and cash equivalents	522,985	522,985	522,985	—	—
Trading securities:
U.S. government agency debentures	44,264	44,264	—	44,264	—
Residential agency mortgage-backed securities	1,504,651	1,504,651	—	1,504,651	—
Municipal and other tax-exempt securities	26,196	26,196	—	26,196	—
Asset-backed securities	14,084	14,084	—	14,084	—
Other trading securities	34,726	34,726	—	34,726	—
Total trading securities	1,623,921	1,623,921	—	1,623,921	—
Investment securities:
Municipal and other tax-exempt securities	93,653	96,897	—	96,897	—
Residential agency mortgage-backed securities	10,676	11,164	—	11,164	—
Other debt securities	189,089	206,341	—	8,206	198,135
Total investment securities	293,418	314,402	—	116,267	198,135
Available for sale securities:
U.S. Treasury	1,600	1,600	1,600	—	—
Municipal and other tax-exempt securities	1,861	1,861	—	1,861	—
Residential agency mortgage-backed securities	8,046,096	8,046,096	—	8,046,096	—
Residential non-agency mortgage-backed securities	41,609	41,609	—	41,609	—
Commercial agency mortgage-backed securities	3,178,005	3,178,005	—	3,178,005	—
Other debt securities	472	472	—	—	472
Total available for sale securities	11,269,643	11,269,643	1,600	11,267,571	472
Fair value option securities:
U.S. Treasury	9,917	9,917	9,917	—	—
Residential agency mortgage-backed securities	1,088,660	1,088,660	—	1,088,660	—
Total fair value option securities	1,098,577	1,098,577	9,917	1,088,660	—
Residential mortgage loans held for sale	182,271	182,271	—	173,958	8,313
Loans:
Commercial	14,031,650	13,966,221	—	—	13,966,221
Commercial real estate	4,433,783	4,422,717	—	—	4,422,717
Residential mortgage	2,084,172	2,098,093	—	—	2,098,093
Personal	1,201,382	1,202,298	—	—	1,202,298
Total loans	21,750,987	21,689,329	—	—	21,689,329
Allowance for loan losses	(210,759)	—	—	—	—
Loans, net of allowance	21,540,228	21,689,329	—	—	21,689,329
Mortgage servicing rights	201,886	201,886	—	—	201,886
Derivative instruments with positive fair value, net of cash collateral	323,375	323,375	8,944	314,431	—
Deposits with no stated maturity	25,403,319	25,403,319	—	—	25,403,319
Time deposits	2,217,849	2,212,467	—	—	2,212,467
Other borrowed funds	8,345,405	8,315,860	—	—	8,315,860
Subordinated debentures	275,923	284,627	—	284,627	—
Derivative instruments with negative fair value, net of cash collateral	251,128	251,128	—	251,128	—

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

(12) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2020 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q. No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited Consolidated Daily Average Balances, Average Yields and Rates

(In Thousands, Except Per Share Data)	Three Months Ended
	March 31, 2020			December 31, 2019
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-bearing cash and cash equivalents	$721,659	$2,393	1.33%	$573,203	$2,335	1.62%
Trading securities	1,690,104	11,855	2.89%	1,672,426	13,015	3.19%
Investment securities, net of allowance	282,265	3,338	4.73%	298,567	3,500	4.69%
Available for sale securities	11,664,521	69,728	2.48%	11,333,524	69,692	2.52%
Fair value option securities	1,793,480	11,708	2.67%	1,521,528	9,488	2.62%
Restricted equity securities	429,133	5,894	5.49%	479,687	6,441	5.37%
Residential mortgage loans held for sale	129,708	1,123	3.50%	203,535	1,797	3.55%
Loans	21,943,023	245,613	4.50%	22,236,000	266,315	4.75%
Allowance for loan losses	(250,338)			(205,417)
Loans, net of allowance	21,692,685	245,613	4.55%	22,030,583	266,315	4.80%
Total earning assets	38,403,555	351,652	3.73%	38,113,053	372,583	3.93%
Receivable on unsettled securities sales	3,046,111			1,973,604
Cash and other assets	4,270,952			4,126,697
Total assets	$45,720,618			$44,213,354
Liabilities and equity
Interest-bearing deposits:
Transaction	$16,159,654	$35,857	0.89%	$14,685,385	$36,897	1.00%
Savings	563,821	126	0.09%	554,605	154	0.11%
Time	2,239,234	10,176	1.83%	2,247,717	10,970	1.94%
Total interest-bearing deposits	18,962,709	46,159	0.98%	17,487,707	48,021	1.09%
Funds purchased and repurchase agreements	3,815,941	10,838	1.14%	4,120,610	16,212	1.56%
Other borrowings	6,542,325	26,947	1.66%	6,247,194	31,621	2.01%
Subordinated debentures	275,932	3,633	5.30%	275,916	3,754	5.40%
Total interest-bearing liabilities	29,596,907	87,577	1.19%	28,131,427	99,608	1.40%
Non-interest bearing demand deposits	9,232,859			9,612,533
Due on unsettled securities purchases	960,780			784,174
Other liabilities	1,022,106			837,732
Total equity	4,907,966			4,847,488
Total liabilities and equity	$45,720,618			$44,213,354
Tax-equivalent Net Interest Revenue		$264,075	2.54%		$272,975	2.53%
Tax-equivalent Net Interest Revenue to Earning Assets			2.80%			2.88%
Less tax-equivalent adjustment		2,715			2,726
Net Interest Revenue		261,360			270,249
Provision for credit losses		93,771			19,000
Other operating revenue		180,319			178,585
Other operating expense		268,624			288,795
Income before taxes		79,284			141,039
Federal and state income taxes		17,300			30,257
Net income		61,984			110,782
Net income (loss) attributable to non-controlling interests		(95)			430
Net income attributable to BOK Financial Corp. shareholders		$62,079			$110,352
Earnings Per Average Common Share Equivalent:
Basic		$0.88			$1.56
Diluted		$0.88			$1.56
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

Three Months Ended
September 30, 2019			June 30, 2019			March 31, 2019
Average Balance	Revenue /Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate

$500,823	$3,050	2.42%	$535,491	$3,432	2.57%	$537,903	$3,397	2.56%
1,696,568	14,546	3.49%	1,757,335	15,609	3.59%	1,968,399	18,790	3.88%
308,090	3,434	4.46%	328,482	3,621	4.41%	343,282	3,862	4.50%
10,747,439	67,640	2.60%	9,435,668	59,888	2.63%	8,883,054	56,881	2.57%
1,553,879	10,708	2.79%	898,772	7,503	3.34%	594,349	5,237	3.62%
476,781	7,558	6.34%	413,812	6,516	6.30%	395,432	6,345	6.42%
203,319	1,891	3.73%	192,102	1,754	3.65%	145,040	1,663	4.58%
22,412,918	289,316	5.12%	22,004,405	295,978	5.39%	21,766,065	282,428	5.26%
(201,714)			(205,532)			(206,092)
22,211,204	289,316	5.17%	21,798,873	295,978	5.45%	21,559,973	282,428	5.31%
37,698,103	398,143	4.25%	35,360,535	394,301	4.51%	34,427,432	378,603	4.46%
1,742,794			1,437,462			1,224,700
4,139,451			4,046,780			4,020,549
$43,580,348			$40,844,777			$39,672,681

$13,131,542	$35,713	1.08%	$12,512,282	$32,540	1.04%	$11,931,539	$27,704	0.94%
557,122	190	0.14%	558,738	173	0.12%	541,575	160	0.12%
2,251,800	11,014	1.94%	2,207,391	10,470	1.90%	2,153,277	9,553	1.80%
15,940,464	46,917	1.17%	15,278,411	43,183	1.13%	14,626,391	37,417	1.04%
3,106,163	15,731	2.01%	2,066,950	10,704	2.08%	2,033,036	10,356	2.07%
8,125,023	49,650	2.42%	7,175,617	47,700	2.67%	7,040,279	46,454	2.68%
275,900	3,813	5.48%	275,887	3,801	5.53%	275,882	3,745	5.50%
27,447,550	116,111	1.68%	24,796,865	105,388	1.70%	23,975,588	97,972	1.66%
9,759,710			9,883,965			9,988,088
745,893			821,688			453,937
847,195			744,216			775,574
4,780,000			4,598,043			4,479,494
$43,580,348			$40,844,777			$39,672,681
	$282,032	2.57%		$288,913	2.81%		$280,631	2.80%
		3.01%			3.30%			3.30%
	2,936			3,481			2,529
	279,096			285,432			278,102
	12,000			5,000			8,000
	186,450			172,065			157,270
	279,292			277,137			287,157
	174,254			175,360			140,215
	32,396			37,580			29,950
	141,858			137,780			110,265
	(373)			217			(347)
	$142,231			$137,563			$110,612

	$2.00			$1.93			$1.54
	$2.00			$1.93			$1.54

Quarterly Earnings Trends – Unaudited
(In thousands, except share and per share data)

	Three Months Ended
	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019

Interest revenue	$348,937	$369,857	$395,207	$390,820	$376,074
Interest expense	87,577	99,608	116,111	105,388	97,972
Net interest revenue	261,360	270,249	279,096	285,432	278,102
Provision for credit losses	93,771	19,000	12,000	5,000	8,000
Net interest revenue after provision for credit losses	167,589	251,249	267,096	280,432	270,102
Other operating revenue
Brokerage and trading revenue	50,779	43,843	43,840	40,526	31,617
Transaction card revenue	21,881	22,548	22,015	21,915	20,738
Fiduciary and asset management revenue	44,458	45,021	43,621	45,025	43,358
Deposit service charges and fees	26,130	27,331	28,837	28,074	28,243
Mortgage banking revenue	37,167	25,396	30,180	28,131	23,834
Other revenue	12,309	15,283	17,626	12,437	12,762
Total fees and commissions	192,724	179,422	186,119	176,108	160,552
Other gains (losses), net	(10,741)	(1,649)	4,544	3,480	2,976
Gain (loss) on derivatives, net	18,420	(4,644)	3,778	11,150	4,667
Gain (loss) on fair value option securities, net	68,393	(8,328)	4,597	9,853	9,665
Change in fair value of mortgage servicing rights	(88,480)	9,297	(12,593)	(29,555)	(20,666)
Gain on available for sale securities, net	3	4,487	5	1,029	76
Total other operating revenue	180,319	178,585	186,450	172,065	157,270
Other operating expense
Personnel	156,181	168,422	162,573	160,342	169,228
Business promotion	6,215	8,787	8,859	10,142	7,874
Charitable contributions to BOKF Foundation	—	2,000	—	1,000	—
Professional fees and services	12,948	13,408	12,312	13,002	16,139
Net occupancy and equipment	26,061	26,316	27,558	26,880	29,521
Insurance	4,980	5,393	4,220	6,454	4,839
Data processing and communications	32,743	31,884	31,915	29,735	31,449
Printing, postage and supplies	4,272	3,700	3,825	4,107	4,885
Net losses and operating expenses of repossessed assets	1,531	2,403	1,728	580	1,996
Amortization of intangible assets	5,094	5,225	5,064	5,138	5,191
Mortgage banking costs	10,545	14,259	14,975	11,545	9,906
Other expense	8,054	6,998	6,263	8,212	6,129
Total other operating expense	268,624	288,795	279,292	277,137	287,157
Net income before taxes	79,284	141,039	174,254	175,360	140,215
Federal and state income taxes	17,300	30,257	32,396	37,580	29,950
Net income	61,984	110,782	141,858	137,780	110,265
Net income (loss) attributable to non-controlling interests	(95)	430	(373)	217	(347)
Net income attributable to BOK Financial Corporation shareholders	$62,079	$110,352	$142,231	$137,563	$110,612

Earnings per share:
Basic	$0.88	$1.56	$2.00	$1.93	$1.54
Diluted	$0.88	$1.56	$2.00	$1.93	$1.54
Average shares used in computation:
Basic	70,123,685	70,295,899	70,596,307	70,887,063	71,387,070
Diluted	70,130,166	70,309,644	70,609,924	70,902,033	71,404,388

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at Note 6 to the Consolidated Financial Statements.

Item 1A. Risk Factors
The following risk factor supplements the “Risk Factors” section in Item 1A of our 2019 Form 10-K.
Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The Coronavirus Disease 2019 (“COVID-19”) pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, BOKF’s business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and the effectiveness of actions taken by governmental authorities and other third parties in response to the pandemic.

The spread of the COVID-19 virus and the resulting "stay at home" orders, travel restrictions, and closed schools and work places have caused severe disruptions in the U.S. economy, which has in turn disrupted the business activities and operations of our customers, as well as our business and operations. The COVID-19 outbreak was first reported in Wuhan, Hubei Province, China in December 2019, and has resulted in more than a million confirmed cases identified around the world, with hundreds of thousands of cases in the U.S. As a result of the pandemic, many businesses have been shut down, supply chains have been interrupted, slowed, or rendered inoperable, and many individuals have become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions.
Specific to our operations, we face the following risks:

•
The pandemic, combined with pre-existing factors, including, but not limited to, international trade disputes, inflation risks, and oil price volatility, could further destabilize the financial markets and markets in which the Company operates. The resulting impacts on consumers, including the sudden increase in the unemployment rate, could cause changes in consumer and business spending, borrowing needs, and saving habits, which will likely affect the demand for loans and other products or services the Company offers, as well as the creditworthiness of potential and current borrowers.

•
Governmental mandates have forced shutdowns of our customers' and vendors' facilities that may extend for indefinite periods. This may cause customers, third-party service providers, and counterparties to be unable to meet existing payment or other obligations to the Company.

•
The COVID-19 virus may have an adverse effect on customer deposits, the ability of our borrowers to satisfy their obligations, the demand for our loans or other products and services, or on financial markets, real estate markets, or economic growth, which could adversely affect our liquidity, financial condition and results of operations.

•
The Federal Reserve reduced the target federal funds rate to 0.00% to 0.25% on March 15, 2020 and announced a $700 billion quantitative easing program in response to the economic downturn caused by COVID-19. These reductions, especially if prolonged, could adversely affect our net interest income and margins, the value of mortgage servicing rights, and our profitability.

•
Widespread outbreaks of the COVID-19 virus in our primary geographies could adversely affect our workforce resulting in serious health issues and absenteeism. Social distancing measures enacted for working employees such as working from home, working in different locations, and working different shifts could further disrupt the workforce and normal internal control environment. This could lead to the inability to adequately meet customer needs, maintain adequate financial controls and cybersecurity controls, and meet regulatory deadlines.

•
The determination of the appropriate level of allowance for credit losses involves a high degree of subjectivity and requires management to make significant estimates of current expected credit losses. The COVID-19 pandemic and the unprecedented governmental response could make these subjective judgments even more difficult. The economic impact of the pandemic and government responses may have an adverse effect on current and forward prices for oil and natural gas, which could result in significant credit losses. The value of real estate and other collateral securing loans may also be adversely affected.

As a result of the preceding and other risks, if the COVID-19 virus continues to spread and the response to contain the pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, and results of operations. These adverse impacts could lead to a material impairment of goodwill and other intangible assets assigned to our reporting units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 to January 31, 2020	8,793	$86.16	—	4,133,287
February 1 to February 29, 2020	419,661	$78.82	357,000	3,776,287
March 1 to March 31, 2020	85,000	$60.62	85,000	3,691,287
Total	513,454		442,000

[1]
On April 30, 2019, the Company's board of directors authorized the Company to repurchase up to five million shares of the Company's common stock. As of March 31, 2020, the Company had repurchased 1,308,713 shares under this plan. Future repurchases of the Company's common stock will vary based on market conditions, regulatory limitations and other factors.

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

Date:        May 5, 2020

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer